Form 10-K
period 2009-12-31
Northwest Bancshares, Inc.
filed 2010-03-16
CIK 1471265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Fiscal Year Ended December 31, 2009
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                                          to
Commission File No. 001-34582
NORTHWEST BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-0950358

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Liberty Street, Warren, Pennsylvania	16365

(Address of Principal Executive Offices)	(Zip Code)
(814) 726-2140
(Registrant’s telephone number)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 Par Value	NASDAQ Stock Market, LLC
Securities Registered Pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller reporting company ☐
Do not check if a smaller reporting Company
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of March 10, 2010, there were 110,674,899 shares outstanding of the Registrant’s Common Stock.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2009, as reported by the Nasdaq Global Select Market, was approximately $339.1 million.
DOCUMENTS INCORPORATED BY REFERENCE
(1) Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant (Part III).

FORWARD-LOOKING STATEMENTS
     This document contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:
•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the asset quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.
     These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.
     The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate acquired entities, if any;
•	changes in consumer spending, borrowing and savings habits;
•	our ability to continue to increase and manage our commercial and residential real estate, multi-family, and commercial and industrial loans;
•	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
•	the level of future deposit premium assessments;

•	the impact of the current recession on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;
•	the impact of the current governmental effort to restructure the U.S. financial and regulatory system;
•	changes in the financial performance and/or condition of our borrowers; and
•	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.
     Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please see “Item 1.A. Risk Factors.”
ITEM 1. BUSINESS
Northwest Bancshares, Inc.
     Northwest Bancshares, Inc. is a Maryland corporation that was incorporated in September 2009 to be the successor corporation to Northwest Bancorp, Inc., the former stock holding company for Northwest Savings Bank, upon completion of the mutual-to-stock conversion of Northwest Bancorp, MHC, the former mutual holding company for Northwest Savings Bank.
     The conversion was completed December 18, 2009. Northwest Bancshares, Inc. sold a total of 68,878,267 shares of common stock at $10.00 per share in the related offering. Concurrent with the completion of the offering, shares of Northwest Bancorp, Inc. common stock owned by public stockholders were exchanged for 2.25 shares of Northwest Bancshares, Inc.’s common stock. In lieu of fractional shares, shareholders were paid in cash. Northwest Bancshares, Inc. also issued 1,277,565 shares of common stock and contributed $1.0 million in cash from the offering proceeds to Northwest Charitable Foundation, a new charitable foundation that Northwest Bancshares, Inc. established for the benefit of the communities in which Northwest Savings Bank operates. As a result of the offering, the exchange, and the contribution to the charitable foundation, as of December 31, 2009, Northwest Bancshares, Inc. had 110,641,858 shares outstanding and a market capitalization of approximately $1.1 billion. Net proceeds from the offering were $658.7 million.
     Northwest Bancshares, Inc.’s executive offices are located at 100 Liberty Street, Warren, Pennsylvania 16365. Our telephone number at this address is (814) 726-2140.
     Northwest Bancshares, Inc.’s website (www.northwestsavingsbank.com) contains a direct link to Northwest Bancshares, Inc.’s and its predecessor Northwest Bancorp, Inc.’s filings with the Securities and Exchange Commission, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings, if any. Copies may also be obtained, without charge, by written request to Shareholder Relations, P.O. Box 128, 100 Liberty Street, Warren, Pennsylvania 16365.
Northwest Savings Bank
     Northwest Savings Bank is a Pennsylvania-chartered stock savings bank headquartered in Warren, Pennsylvania, which is located in northwestern Pennsylvania. Northwest Savings Bank is a community-oriented financial institution offering traditional deposit and loan products and investment management and trust services. Through a wholly-owned subsidiary, Northwest Consumer Discount Company, it also offers consumer finance services. Northwest Savings Bank’s mutual savings bank predecessor was founded in 1896.
     As of December 31, 2009, Northwest Savings Bank operated 171 community-banking offices throughout its market area in northwest, southwest and central Pennsylvania, western New York, eastern Ohio, Maryland and southeastern Florida. On October 23, 2009, Northwest Savings Bank completed the acquisition of Keystone State

Savings Bank, with one branch and approximately $25.0 million of assets, located in Sharpsburg, Pennsylvania, a suburb of Pittsburgh. Northwest Savings Bank, through its wholly-owned subsidiary, Northwest Consumer Discount Company, also operates 51 consumer finance offices throughout Pennsylvania. Northwest Savings Bank also offers investment management and trust services and, through wholly-owned subsidiaries, actuarial and benefit plan administration services. Historically, we have focused our lending activities primarily on the origination of fixed-rate loans secured by first mortgages on owner-occupied, one- to four-family residences. In an effort to reduce interest rate risk and improve profit margins, we also offer shorter term consumer and commercial loans.
     Our principal sources of funds are deposits, borrowed funds and the principal and interest payments on loans and marketable securities. Our principal source of income is interest received on loans and marketable securities. Our principal expenses are the interest paid on deposits and the cost of employee compensation and benefits.
     Northwest Savings Bank’s principal executive office is located at 100 Liberty Street, Warren, Pennsylvania, and its telephone number at that address is (814) 726-2140.
Market Area and Competition
     We are headquartered in Warren, Pennsylvania, which is located in northwestern Pennsylvania, and have our highest concentration of deposits and loans in this area of Pennsylvania. Since the early 1990s, we have expanded, primarily through acquisitions, into the southwestern and central regions of Pennsylvania, as well as western New York, eastern Ohio, Maryland and southeastern Florida. As of December 31, 2009, we operate 142 community banking offices and 51 consumer finance offices located in Pennsylvania, four community banking offices located in Ohio, 17 community banking offices located in New York, five community banking offices in Maryland and three community banking offices in Florida. All of the aforementioned market areas have a large concentration of financial institutions. As a result, we encounter strong competition both in attracting deposits and in originating retail and commercial loans. Our most direct competition for deposits comes from commercial banks, brokerage houses, other thrift institutions and credit unions in our market areas. We expect continued competition from these financial institutions in the foreseeable future. With the continued acceptance of Internet banking by our customers and consumers generally, competition for deposits has increased from institutions operating outside of our market area as well as from insurance companies.
     Pennsylvania and Western New York Market Area. Through our acquisitions and de novo branching strategy we have expanded our retail branch footprint throughout 30 counties in Pennsylvania and four counties in western New York. In addition, through our consumer finance offices we operate in 11 additional counties in Pennsylvania. Our northwestern and southwestern Pennsylvania and western New York markets are fueled by a diverse economy driven by service businesses, technology companies and small manufacturing companies. Our southeastern Pennsylvania market is primarily driven by service businesses and serves as a bedroom community to the cities of Baltimore, Maryland and Philadelphia. Our primary market area has remained a stable banking market. As of July 2009, the unemployment rates in Pennsylvania and New York were 8.5% and 8.6% compared to the national average of 9.7% according to the U.S. Bureau of Labor Statistics.
     In Pennsylvania, we ranked 6th in terms of deposit market share and total assets for institutions headquartered in Pennsylvania. Pennsylvania is a stable banking market with a total population of approximately 12.6 million and total households of approximately 4.9 million. The Pennsylvania markets in which we operate our retail branch and consumer financial offices contain more than half of Pennsylvania’s population and a similar percentage of households. Our western New York market area has a total population of approximately 1.9 million and total households of approximately 748,000 according to SNL Securities. Since 2000, many of the counties served in the Pennsylvania and western New York markets have had, and are projected to continue to have, population declines with population growth rates increasing mainly in the central and southeastern portion of Pennsylvania. However, median household income has increased in all of the counties in which we conduct business in Pennsylvania since 2000 and generally decreased in our western New York markets. The median household income in Pennsylvania was stable at $53,225 as of June 30, 2009, compared to the nationwide median income level of $54,719 according to estimates from SNL Securities. The household income growth rate in Pennsylvania and our western New York market area is expected to increase above the expected national and state average growth rates over the next five years by approximately 4% according to estimates from SNL Securities.

     Maryland, Ohio and Florida Market Areas. In addition to operating in Pennsylvania and western New York, we also operate five community banking offices in Ashtabula, Lake and Geauga counties in Ohio, five community banking offices in Baltimore, Howard and Anne Arundel counties in Maryland and three community banking offices in Broward county in Florida. Our Maryland regional economy consists of service businesses, government as well as heath care services while our Florida market is primarily driven by the real estate sector. The major employment sectors in our Ohio market are similar to our northwestern Pennsylvania market. With the exception of Ashtabula county in Ohio, these markets have an expanding population base as well as higher median household income levels relative to the state and national averages. As of June 30, 2009, the median household income levels in these markets ranged from $55,150 to $101,954 according to estimates provided by SNL Securities. Over the next five years, the household income levels in each of these markets are expected to increase above state and national household income averages.
Lending Activities
     General. Historically, our principal lending activity has been the origination, for retention in our loan portfolio, of fixed-rate and, to a lesser extent, adjustable-rate mortgage loans collateralized by one- to four-family residential real estate located in our market area. We also originate loans collateralized by multi-family residential and commercial real estate, commercial business loans and consumer loans. Generally, we focus our lending activities in the geographic areas where we maintain offices.
     In an effort to manage interest rate risk, we have sought to make our interest-earning assets more interest rate sensitive by originating adjustable-rate loans, such as adjustable-rate residential mortgage loans and home equity lines-of-credit, and by originating short-term and medium-term fixed-rate consumer loans. In recent years we have emphasized the origination of commercial real estate loans and commercial business loans, which generally have adjustable rates of interest and shorter maturities than one- to four-family residential real estate loans. We also purchase mortgage-backed securities and other types of investment securities that generally have short average lives and/or adjustable interest rates. Because we originate a substantial amount of long-term fixed-rate mortgage loans collateralized by one- to four-family residential real estate, when possible, we originate and underwrite loans according to standards that allow us to sell them in the secondary mortgage market for purposes of managing interest-rate risk and liquidity. We currently sell in the secondary market a limited number of fixed-rate residential mortgage loans with maturities of more than 15 years, and generally retain all adjustable-rate mortgage loans and fixed-rate residential mortgage loans with maturities of 15 years or less. Although we have sold an increased number of the mortgage loans that we originated, we continue to be a portfolio lender and at any one time we hold few loans identified as held-for-sale. We currently retain servicing on the mortgage loans we sell which generates monthly service fee income. We generally retain in our portfolio all consumer loans that we originate while we periodically sell participations in the multi-family residential, commercial real estate or commercial business loans that we originate in an effort to reduce the risk of certain individual credits and the risk associated with certain businesses or industries.
     One- to Four-Family Residential Mortgage Loans. We currently offer one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, with either adjustable or fixed interest rates. Originations of fixed-rate mortgage loans versus adjustable-rate mortgage loans are monitored on an ongoing basis and are affected significantly by such factors as the level of market interest rates, customer preference, our interest rate sensitivity and liquidity position as well as loan products offered by our competitors. Therefore, even when management’s strategy is to increase the origination of adjustable-rate mortgage loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans.
     Our fixed-rate loans, whenever possible, are originated and underwritten according to standards that permit sale into the secondary mortgage market. Whether we can or will sell fixed-rate loans into the secondary market, however, depends on a number of factors including the yield and the term of the loan, market conditions, and our current liquidity and interest rate sensitivity position. We historically have been primarily a portfolio lender and at any one time we have only a nominal amount of loans as held for sale. Our current strategy is to grow the consumer and commercial loan portfolios by more than we grow our portfolio of long-term fixed-rate residential mortgage loans. With this in mind, we generally retain in our portfolio fixed-rate loans with terms of 15 years or less, and sell a portion of fixed-rate loans (servicing retained) with terms of more than 15 years. Our one- to four-family residential real estate loans are amortized on a monthly basis with principal and interest each due monthly. These loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option, usually without a prepayment penalty.
     We currently offer adjustable-rate mortgage loans with initial interest rate adjustment periods of one, three and five years, based on changes in a designated market index. We determine whether a borrower qualifies for an adjustable-rate mortgage loan based on secondary market guidelines. One- to four-family adjustable-rate residential mortgage loans totaled $42.0 million, or 0.77% of our gross loan portfolio at December 31, 2009.
     Our one- to four-family residential mortgage loans customarily include due-on-sale clauses, which are provisions giving us the right to declare a loan immediately due and payable in the event, among other things, the borrower sells or otherwise disposes of the underlying real property serving as collateral for the loan. Due-on-sale clauses are an important means of adjusting the rates on our fixed-rate mortgage loan portfolio.
     Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Appraisals are either performed by our in-house appraisal staff or by an appraiser who has been deemed qualified by our chief appraiser. Such regulations permit a maximum loan-to-value ratio of 95% for residential property and 80% for all other real estate loans. We generally limit the maximum loan-to-value ratio on both fixed-rate and adjustable-rate mortgage loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the real estate that serves as collateral for the loan. We originate a limited amount of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%. For one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%, we generally require the borrower to obtain private mortgage insurance. We require fire and casualty insurance, as well as a title guaranty regarding good title, on all properties securing our real estate loans.
     Some financial institutions we have acquired have held loans that are serviced by others and are secured by one- to four-family residences. At December 31, 2009, our portfolio of one- to four-family loans serviced by others totaled $10.4 million. We currently have no formal plans to enter into new residential loan participations.
     Included in our $2.372 billion portfolio of one- to four-family residential real estate loans are construction loans of $21.7 million, or 0.91% of our total loan portfolio. We offer fixed-rate and adjustable-rate residential construction loans primarily for the construction of owner-occupied one- to four-family residences in our market area to builders or to owners who have a contract for construction. Construction loans are generally structured to become permanent loans, and are originated with terms of up to 30 years with an allowance of up to one year for construction. Advances are made as construction is completed. In addition, we originate loans within our market area that are secured by individual unimproved or improved lots. Land loans for the construction of owner-occupied residential real estate properties are currently offered with fixed-rates for terms of up to 10 years. The maximum loan-to-value ratio for these loans is 80% of the as-completed appraised value, and the maximum loan-to-value ratio for our construction loans is 95% of the lower of cost or as-completed appraised value.
     Construction lending generally involves a greater degree of credit risk than permanent one- to four-family residential mortgage lending. The repayment of the construction loan is often dependent upon the successful completion of the construction project. Construction delays or the inability of the borrower to sell the property once construction is completed may impair the borrower’s ability to repay the loan.
     Multi-family Residential and Commercial Real Estate Loans. Our multi-family residential real estate loans are secured by multi-family residences, such as rental properties. Our commercial real estate loans are secured by nonresidential properties such as hotels, church property, manufacturing facilities and retail establishments. At December 31, 2009, a significant portion of our multi-family residential and commercial real estate loans were secured by properties located within our market area. Our largest multi-family residential real estate loan relationship at December 31, 2009 had a principal balance of $7.6 million, and was collateralized by multiple residential real estate rental properties. These loans were performing in accordance with their terms as of December 31, 2009. Our largest commercial real estate loan relationship at December 31, 2009, had a principal balance of $38.4 million and was collateralized by six different mixed use commercial buildings. These loans were performing in accordance with their terms as of December 31, 2009. Multi-family residential and commercial real estate loans are offered with both adjustable interest rates and fixed interest rates. The terms of each multi-family residential and commercial real estate loan are negotiated on a case-by-case basis. We generally originate multi-family residential and commercial real estate loans in amounts up to 80% of the appraised value of the property collateralizing the loan.
     Loans secured by multi-family residential and commercial real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential and commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.
     Home Equity Loans and Lines of Credit. Generally, our home equity loans and home equity lines of credit are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90% or less. Home equity loans are offered on a fixed rate basis with terms of up to 20 years. Home equity lines of credit are offered on an adjustable-rate basis with terms of up to 25 years. At December 31, 2009, the disbursed portion of home equity lines of credit totaled $235.3 million, or 4.3% of our total loans, with $254.5 million remaining undisbursed, and our fixed-rate home equity loans totaled $844.7 million, or 15.6% of our total loans. We generally underwrite home equity loans and lines of credit in a manner similar to our underwriting of one- to four-family residential real estate loans.
     Consumer Loans. The principal types of consumer loans we offer are automobile loans, sales finance loans, unsecured personal loans, credit card loans, and loans secured by deposit accounts. Consumer loans are typically offered with maturities of ten years or less.
     The underwriting standards we employ for consumer loans include a determination of the applicant’s credit history and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.
     Consumer loans entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, recreation vehicles, appliances and furniture. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles.
     Commercial Business Loans. We offer commercial business loans to finance various activities in our market area, some of which are secured in part by additional real estate collateral. At December 31, 2009 the largest commercial business loan relationship had a principal balance of $10.8 million, and was secured by all fixed assets of a diagnostic imaging center.
     Commercial business loans are offered with both fixed and adjustable interest rates. Underwriting standards we employ for commercial business loans include a determination of the applicant’s ability to meet existing obligations and payments on the proposed loan from normal cash flows generated by the applicant’s business. The financial strength of each applicant also is assessed through a review of financial statements provided by the applicant.
     Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business. We generally obtain personal guarantees from the borrower or a third party as a condition to originating commercial business loans.

     Loan Originations, Solicitation, Processing and Commitments. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers. Historically all of our loan originators were salaried employees, and we did not pay commissions in connection with loan originations. Beginning in 2007, we implemented a program whereby certain commercial lenders were paid commissions based on predetermined goals. This program was discontinued as of December 31, 2009. Upon receiving a retail loan application, we obtain a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, an in-house appraiser or an appraiser we approve appraises the real estate intended to secure the proposed loan. A loan processor in our loan department checks the loan documents file for accuracy and completeness, and verifies the information provided.
     For our retail loans, including residential mortgage loans, home equity loans and lines of credit, automobile loans, credit cards, education loans and other unsecured loans, we have implemented a credit approval process based on a laddered individual loan authority system. Local loan officers are granted various levels of authority based on their lending experience and expertise. These authority levels are reviewed by the Credit Committee on at least an annual basis.
     Our commercial loan policy assigns lending limits for our various commercial loan officers. These individual authorities are established by the Credit Committee. Regional loan committees may approve extensions of credit above those that may be authorized by individual officers, and the Senior Loan Committee may approve extensions of credit in excess of those that may be approved by regional loan committees. The Credit Committee meets quarterly to review the assigned lending limits and to monitor our lending policies, loan activity, economic conditions and concentrations of credit.
     The Board of Directors must approve all loans where the total debt relationship exceeds $7.5 million ($5.0 million for loans exceeding the maximum loan-to-value ratio or not meeting minimum debt service coverage), or as may be required by Regulation O. Loans exceeding the limits established for the Senior Loan Committee must be approved by the Executive Committee of the Board of Directors or by the entire Board of Directors. Our general policy is to make no loans either individually or in the aggregate to one entity in excess of $15.0 million. Exceptions to this policy are permitted with the prior approval from the Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and flood insurance is required as determined by regulation. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 2009, we had commitments to originate $134.6 million of loans.
     If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization period, maturity, a description of the required collateral and required insurance coverage. The borrower must provide proof of fire and casualty insurance on the property (and, as required, flood insurance) serving as collateral, which insurance must be maintained during the full term of the loan. Property searches are requested, as needed, on all loans secured by real property.
     Loan Origination Fees. In addition to interest earned on loans, we generally receive loan origination fees. We defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Deferred loan fees are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 2009, we had $7.0 million of net deferred loan origination fees. Loan origination fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments originated and purchased, principal repayments, and competitive conditions in the marketplace.
     Income from loan origination fees was $7.6 million, $7.4 million and $9.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     Sale of Education Loans. As a service to our customers, we originate education loans in our Pennsylvania markets. These loans are normally sold to the Pennsylvania Department of Education.
     Loans-to-One Borrower. Savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). We have established our own internal limit of loans to one borrower of $15.0 million, which may be exceeded only with the approval of the Board of Directors. At December 31, 2009, the largest aggregate amount loaned to one borrower, or related borrowers, totaled $38.4 million and was secured by six different mixed use commercial buildings. Our second largest lending relationship totaled $36.5 million and was secured by nine different properties including multiple hotels and other commercial real estate. Our third largest lending relationship totaled $16.7 million and was secured by a hotel. Our fourth largest lending relationship totaled $15.7 million and was secured by commercial real estate and a residential land development project. Our fifth largest lending relationship totaled $15.0 million and was secured by an oil refinery. All of these loans were performing in accordance with their terms at December 31, 2009.
Investment Activities
     Our Board of Directors has primary responsibility for establishing and overseeing our investment policy. The board of directors has delegated authority to implement the investment policy to our Chief Financial Officer. The investment policy is reviewed at least annually by the Chief Financial Officer, and any changes to the policy are subject to approval by the full Board of Directors. The overall objectives of the Investment Policy are to maintain a portfolio of high quality and diversified investments to control interest rate risk while providing an acceptable return. The investment portfolio is also used to provide collateral for borrowings, to provide additional earnings when loan production is low, and to reduce our tax liability. The policy dictates that investment decisions give consideration to the safety of principal, liquidity requirements and potential returns. Either our Chief Financial Officer executes our securities portfolio transactions or our Treasurer executes transactions as directed by the Chief Financial Officer. All purchase and sale transactions are reported to the Board of Directors on a monthly basis.
     Our current investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities. As of December 31, 2009, we held no asset-backed securities other than mortgage-backed securities.
     At the time of purchase, we designate a security as either held to maturity, available-for-sale, or trading, based upon our ability and intent. Securities available-for-sale and trading securities are reported at market value and securities held to maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If impairment exists, credit related impairment losses are recorded in earnings while noncredit related impairment losses are recorded in accumulated other comprehensive income. The fair values of our securities are based on published or securities dealers’ market values, when available. See the footnotes to the audited financial statements for a detailed analysis and description of our investment portfolio and valuation techniques.
     We purchase mortgage-backed securities that generally are issued by Fannie Mae, Freddie Mac or Ginnie Mae. Historically, we invested in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae. However, in September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed. These actions have not materially affected the markets for mortgage-backed securities issued by Freddie Mac or Fannie Mae.
Sources of Funds
     General. Deposits are the major source of our funds for lending and other investment purposes. In addition to deposits, we derive funds from the amortization and prepayment of loans and mortgage-backed securities, the maturity of investment securities, operations and, if needed, borrowings. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes, including to manage interest rate risk.
     Deposits. Consumer and commercial deposits are generated principally from our market area by offering a broad selection of deposit instruments including checking accounts, savings accounts, money market deposit accounts, term certificate accounts and individual retirement accounts. While we accept deposits of $100,000 or more, we do not offer substantial premium rates for such deposits. We accept brokered deposits through the CDARS program, but generally do not solicit funds outside our market area. As of December 31, 2009, we had no deposits through the CDARS program. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. We regularly execute changes in our deposit rates based upon cash flow requirements, general market interest rates, competition, and liquidity requirements.
     Borrowings. Deposits are the primary source of funds for our lending and investment activities and general business purposes. We also rely upon borrowings to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Borrowings from the Federal Home Loan Bank of Pittsburgh typically are collateralized by our stock in the Federal Home Loan Bank of Pittsburgh and a portion of our real estate loans. In addition to the Federal Home Loan Bank of Pittsburgh, we have borrowing facilities with the Federal Reserve Bank, a correspondent bank and we borrow funds, in the form of reverse repurchase agreements, from municipalities and school districts.
     The Federal Home Loan Bank of Pittsburgh functions as a central reserve bank providing credit for Northwest Savings Bank and other member financial institutions. As a member, Northwest Savings Bank is required to own capital stock in the Federal Home Loan Bank of Pittsburgh and is authorized to apply for borrowings on the security of such stock and certain of its real estate loans, provided certain standards related to creditworthiness have been met. Borrowings are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of borrowings are based either on a fixed percentage of a member institution’s net worth or on the Federal Home Loan Bank of Pittsburgh’s assessment of the institution’s creditworthiness. All of our Federal Home Loan Bank of Pittsburgh borrowings currently have fixed interest rates and original maturities of between one day and six years.
Subsidiary Activities
     Northwest Bancshares, Inc.’s sole consolidated subsidiary is Northwest Savings Bank. Northwest Bancshares, Inc. also owns all of the common stock of two statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, and Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust (the “Trusts”). The Trusts have issued a total of $100.0 million of trust preferred securities. The Trusts are not consolidated with Northwest Bancshares, Inc. At December 31, 2009, Northwest Bancshares, Inc.’s investment in the Trusts totaled $3.1 million, and the Trusts had assets of $103.1 million at that date.
     Northwest Savings Bank has seven wholly-owned subsidiaries – Northwest Settlement Agency, LLC, Great Northwest Corporation, Northwest Financial Services, Inc., Northwest Consumer Discount Company, Inc., Allegheny Services, Inc., Boetger and Associates, Inc., and Northwest Capital Group, Inc. For financial reporting purposes all of these companies are included in the consolidated financial statements of Northwest Bancshares, Inc.
     Northwest Settlement Agency, LLC provides title insurance to borrowers of Northwest Savings Bank and other lenders. At December 31, 2009, Northwest Savings Bank had an equity investment in Northwest Settlement Agency, LLC of $1.5 million. For the year ended December 31, 2009, Northwest Settlement Agency, LLC had net income of $592,000.
     Great Northwest’s sole activity is holding equity investments in government-assisted low-income housing projects in various locations in our market area. At December 31, 2009, Northwest Savings Bank had an equity investment in Great Northwest of $6.3 million. For the year ended December 31, 2009, Great Northwest had net income of $240,000 generated primarily from federal low-income housing tax credits.

     Northwest Financial Services’ principal activity is the operation of retail brokerage activities. It also owns the common stock of several financial institutions. In addition, Northwest Financial Services holds an equity investment in one government assisted low-income housing project. At December 31, 2009, Northwest Savings Bank had an equity investment in Northwest Financial Services of $7.0 million, and for the year ended December 31, 2009, Northwest Financial Services had net income of $61,000.
     Northwest Consumer Discount Company operates 51 consumer finance offices throughout Pennsylvania. At December 31, 2009, Northwest Savings Bank had an equity investment in Northwest Consumer Discount Company of $29.6 million and the net income of Northwest Consumer Discount Company for the year ended December 31, 2009 was $2.7 million.
     Allegheny Services, Inc. is a Delaware investment company that holds mortgage loans originated through our wholesale lending operation as well as municipal bonds. In addition, Allegheny Services, Inc. has loans to both Northwest Savings Bank and Northwest Consumer Discount Company. At December 31, 2009, Northwest Savings Bank had an equity investment in Allegheny Services, Inc. of $653.6 million, and for the year ended December 31, 2009, Allegheny Services, Inc. had net income of $19.0 million.
     Boetger and Associates, Inc. is an actuarial and employee benefits consulting firm that specializes in the design, implementation and administration of qualified retirement plan programs. At December 31, 2009, Northwest Savings Bank had an equity investment of $1.7 million in Boetger and Associates and for the year ended December 31, 2009, Boetger and Associates had net income of $190,000.
     Northwest Capital Group’s principal activity is to own, operate and ultimately divest of properties that were acquired in foreclosure. At December 31, 2009, Northwest Savings Bank had an equity investment of $3.3 million in Northwest Capital Group and reported no net income for the year ended December 31, 2009.
     Federal regulations require insured institutions to provide 30 days advance notice to the Federal Deposit Insurance Corporation before establishing or acquiring a subsidiary or conducting a new activity in a subsidiary. The insured institution must also provide the Federal Deposit Insurance Corporation such information as may be required by applicable regulations and must conduct the activity in accordance with the rules and orders of the Federal Deposit Insurance Corporation. In addition to other enforcement and supervision powers, the Federal Deposit Insurance Corporation may determine after notice and opportunity for a hearing that the continuation of a savings bank’s ownership of or relation to a subsidiary constitutes a serious risk to the safety, soundness or stability of the savings bank, or is inconsistent with the purposes of federal banking laws. Upon the making of such a determination, the Federal Deposit Insurance Corporation may order the savings bank to divest the subsidiary or take other actions.
Personnel
     As of December 31, 2009, we had 1,711 full-time and 312 part-time employees (including employees of our wholly-owned subsidiaries). None of our employees is represented by a collective bargaining group. We believe we have a good working relationship with our employees.
SUPERVISION AND REGULATION
General
     Northwest Savings Bank is a Pennsylvania-chartered savings bank and our deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation under the Deposit Insurance Fund. Northwest Savings Bank is subject to extensive regulation by the Department of Banking of the Commonwealth of Pennsylvania (the “Department of Banking”), as its chartering agency, and by the Federal Deposit Insurance Corporation, as the insurer of its deposit accounts. Northwest Savings Bank must file reports with the Department of Banking and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions including, acquisitions of other financial institutions. Northwest Savings Bank is examined periodically by the Department of Banking and the Federal Deposit Insurance Corporation to test Northwest Savings Bank’s compliance with various laws and regulations. This regulation and supervision, as well as federal and state law, establishes a comprehensive framework of activities in which Northwest Savings Bank may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.
     Any change in these laws or regulations, whether by the Department of Banking or the Federal Deposit Insurance Corporation, could have a material adverse impact on Northwest Bancshares, Inc., Northwest Savings Bank and their respective operations.
     As a savings and loan holding company, Northwest Bancshares, Inc. is required to comply with the rules and regulations of the Office of Thrift Supervision, and is required to file certain reports with and is subject to examination by, the Office of Thrift Supervision. Northwest Bancshares, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
     Set forth below is a brief description of certain regulatory requirements that are applicable to Northwest Savings Bank and Northwest Bancshares, Inc. The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Northwest Savings Bank and Northwest Bancshares, Inc.
Pennsylvania Savings Bank Law
     The Pennsylvania Banking Code of 1965, as amended (the “Banking Code”) contains detailed provisions governing the organization, operations, corporate powers, savings and investment authority, branching rights and responsibilities of directors, officers and employees of Pennsylvania savings banks. A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in, or adjacent to, Pennsylvania, with the prior approval of the Department of Banking. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department of Banking in its supervision and regulation of state-chartered savings banks.
     The Department of Banking generally examines each savings bank not less frequently than once every two years. Although the Department of Banking may accept the examinations and reports of the Federal Deposit Insurance Corporation in lieu of its own examination, the current practice is for the Department of Banking to conduct individual examinations. The Department of Banking may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney, or employee of a savings bank engaged in an objectionable activity, after the Department of Banking has ordered the activity to be terminated, to show cause at a hearing before the Department of Banking why such person should not be removed.
Insurance of Deposit Accounts
     Our deposit accounts are insured by the FDIC up to applicable legal limits under the FDIC’s general deposit insurance rules. The FDIC’s deposit insurance fund is funded by assessments on insured depository institutions, which depend on the risk category of an institution and the amount of insured deposits that it holds. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Effective April 2009, assessment rates are subject to adjustments based upon the insured depository institution’s ratio of (i) long-term unsecured debt to domestic deposits, (ii) secured liabilities to domestic deposits and (iii) brokered deposits to domestic deposits (if greater than 10%).
     Federal legislation establishes a range of 1.15% to 1.50% for the FDIC’s designated reserve ratio; and grants the FDIC discretion to set insurance premium rates according to the risk for all insured banks regardless of the level of the reserve ratio. The legislation also granted a one-time initial assessment credit to certain banks in recognition of their past contributions to the fund. During 2008 and 2007, our Bank used $600,000 and $3.2 million in credits, respectively, to offset insurance premiums assessed by the FDIC. At December 31, 2009, we had no further credits available to offset assessments by the FDIC.

     In conjunction with the October 2008 enactment of the Emergency Economic Stabilization Act of 2008 (“EESA”), the limit on FDIC insurance coverage was increased to $250,000 for all accounts through December 31, 2009, which Congress has since extended through December 31, 2013.
     In addition, in October 2008, the Secretary of the Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991, allowing the FDIC to provide a 100% guarantee for newly issued senior unsecured debt issued before June 30, 2009 and noninterest bearing transaction deposit accounts through December 31, 2009 at FDIC insured institutions under the Temporary Liquidity Guarantee Program (“TLGP”). Fees for coverage were waived for the first 30 days of the program. We elected to participate in the program beyond this time period for coverage of noninterest bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000, but not for the guarantee of senior unsecured debt. An annual surcharge of 10 basis points is applied to noninterest bearing transaction deposit amounts in excess of $250,000. On August 26, 2009, the FDIC extended this coverage under the TLGP through June 30, 2010 for noninterest bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. We did not elect to participate in this extension of the TLGP, and accordingly, such coverage ended on December 31, 2009. On May 22, 2009, the FDIC adopted a rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was payable on September 30, 2009. We recorded an expense of $3.3 million during the second quarter of 2009 to reflect the special assessment. On September 29, 2009 the FDIC increased assessment rates on deposit insurance premiums by three basis points effective January 1, 2011. In addition, in lieu of another special assessment, on November 12, 2009, the FDIC board adopted a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, as well as for all of 2010, 2011, and 2012 on December 30, 2009, which amounted to $32.8 million for us. The rate increases and special assessment resulted in a significant increase to our FDIC insurance premiums, to $11.6 million in 2009 from $3.9 million in 2008.
     FDIC guidance provides that as of December 31, 2009, and each quarter thereafter, each insured institution will be required to record an expense for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the prepaid asset is exhausted. Once the asset is exhausted, the institution will resume paying and accounting for quarterly deposit insurance assessments as it currently does. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period.
Capital Requirements
     Any savings institution that fails any of the Federal Deposit Insurance Corporation capital requirements is subject to enforcement action by the Federal Deposit Insurance Corporation. Such action may include a capital directive, a cease and desist order, civil money penalties, restrictions on an institution’s operations, termination of federal deposit insurance, and the appointment of a conservator or receiver. Certain enforcement actions are required by law. The Federal Deposit Insurance Corporation’s capital regulation provides that such action, through enforcement proceedings or otherwise, may require a variety of corrective actions.
     Northwest Savings Bank is also subject to capital guidelines of the Department of Banking. Although not adopted in regulation form, the Department of Banking requires 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the Federal Deposit Insurance Corporation.
Prompt Corrective Action
     Under federal regulations, a bank is considered to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, Tier 1 risk-based capital of 6.0% or more, Tier I leverage capital of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has total risk-based capital of 8.0% or more, Tier I risk-based capital of 4.0% or more and Tier I leverage capital of 4.0% or more (3.0% under certain circumstances), and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has total risk-based capital of less than 8.0%, Tier I risk-based capital of less than 4.0% or Tier I leverage capital of less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has total risk-based capital of less than 6.0%, Tier I risk-based capital less than 3.0%, or Tier I leverage capital of less than 3.0%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2009, Northwest Savings Bank was “well-capitalized” for this purpose.
Loans-to-One Borrower Limitation
     Under federal regulations, with certain limited exceptions, a Pennsylvania chartered savings bank may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. Our internal policy, however, is to make no loans either individually or in the aggregate to one entity in excess of $15.0 million. This limit may be exceeded subject to the approval of the Board of Directors.
Activities and Investments of Insured State-Chartered Banks
     Federal law generally limits the activities and equity investments of state-chartered banks insured by the Federal Deposit Insurance Corporation to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things: (i) acquiring or retaining a majority interest in a subsidiary; (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures liability insurance for directors, trustees or officers, or blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.
The USA PATRIOT Act
     The USA Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA Patriot Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money-laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.
Holding Company Regulation
     General. Federal law allows a state savings bank, such as Northwest Savings Bank, that qualifies as a “Qualified Thrift Lender,” as discussed below, to elect to be treated as a savings association for purposes of the savings and loan company provisions of the Home Owners’ Loan Act of 1933, as amended. Such election results in its holding company being regulated as a savings and loan holding company by the Office of Thrift Supervision rather than as a bank holding company by the Federal Reserve Board. Northwest Bancshares, Inc. has made such an election. Therefore, Northwest Bancshares, Inc. is a savings and loan holding company within the meaning of the Home Owners’ Loan Act of 1933, as amended. As such, Northwest Bancshares, Inc. is registered with the Office of Thrift Supervision and will be subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Northwest Bancshares, Inc. and any nonsavings institution subsidiaries of Northwest Bancshares, Inc. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

     Permissible Activities. The business activities of Northwest Bancshares, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to financial activities. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.
     Federal law prohibits a savings and loan holding company, including Northwest Bancshares, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.
     The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:
(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and
(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.
     The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.
     Qualified Thrift Lender Test. To be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Federal Reserve Board), Northwest Savings Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, Northwest Savings Bank must be a “domestic building and loan association,” as defined in the Internal Revenue Code, or comply with the Qualified Thrift Lender test. Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period. As of December 31, 2009 Northwest Savings Bank met the Qualified Thrift Lender test.
Federal Securities Laws
     Shares of our common stock are registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also subject to the proxy rules, tender offer rules, insider trading restrictions, annual and periodic reporting, and other requirements of the Exchange Act.
Sarbanes-Oxley Act of 2002
     The Sarbanes-Oxley Act of 2002 was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission, under the Securities Exchange Act of 1934.

     The Sarbanes-Oxley Act includes specific additional disclosure requirements, requires the Securities and Exchange Commission and national securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the Securities and Exchange Commission. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.
FEDERAL AND STATE TAXATION
     Federal Taxation. For federal income tax purposes, Northwest Bancshares, Inc. files a consolidated federal income tax return with its wholly-owned subsidiaries on a calendar year basis. The applicable federal income tax expense or benefit will be properly allocated to each subsidiary based upon taxable income or loss calculated on a separate company basis.
     We account for income taxes using the asset and liability method which accounts for deferred income taxes by applying the enacted statutory rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws.
     State Taxation. As a Maryland business corporation, Northwest Bancshares, Inc. is required to file annual tax returns with the State of Maryland. Northwest Bancshares, Inc. is subject to Pennsylvania’s corporate net income tax and capital stock tax. Dividends received from Northwest Savings Bank qualify for a 100% dividends received deduction and are not subject to corporate net income tax.
     Northwest Savings Bank is subject to a Pennsylvania mutual thrift institutions tax based on Northwest Savings Bank’s net income determined in accordance with generally accepted accounting principles, with certain adjustments. The tax rate under the mutual thrift institutions tax is 11.5%. Interest on Pennsylvania and federal obligations is excluded from net income. An allocable portion of interest expense incurred to carry the obligations is disallowed as a deduction. Northwest Savings Bank is also subject to taxes in the other states in which it conducts business. These taxes are apportioned based upon the volume of business conducted in those states as a percentage of the whole. Because a majority of Northwest Savings Bank’s affairs are conducted in, or adjacent to, Pennsylvania, taxes paid to other states are not material.
     The subsidiaries of Northwest Savings Bank are subject to a Pennsylvania corporate net income tax and a capital stock tax, and are also subject to other applicable taxes in the states where they conduct business.

ITEM 1A. RISK FACTORS
     In addition to factors discussed in the description of our business and elsewhere in this report, the following are factors that could adversely affect our future results of operations and financial condition.
Changes in interest rates could adversely affect our results of operations and financial condition.
     While we strive to control the impact of changes in interest rates on our net income, our results of operations and financial condition could be significantly affected by changes in interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits, borrowings and trust preferred securities. Because it is difficult to perfectly match the maturities and cash flows from our financial assets and liabilities our net income could be adversely impacted by changes in the level of interest rates or the slope of the Treasury yield curve.
     Changes in interest rates may also affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. Also, increases in interest rates may extend the life of fixed rate assets, which would restrict our ability to reinvest in higher yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the interest they could receive as a result of the higher interest rates.
     Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2009, the fair value of our investment and mortgage-backed securities portfolio totaled $1.067 billion. Net unrealized gains on these securities totaled $7.9 million at December 31, 2009.
     At December 31, 2009, our interest rate risk analysis indicated that the market value of our equity would decrease by 7.1% if there was an instantaneous parallel 200 basis point increase in market interest rates. See “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”
If the allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.
     Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on operating results. We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. If the assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease net income.
     Our emphasis on originating commercial real estate and commercial loans is one of the more significant factors in evaluating the allowance for loan losses. As we continue to increase the amount of such loans, increased provisions for loan losses may be necessary which would decrease our earnings.
     Bank regulators periodically review our allowance for loan losses and may require an increase to the provision for loan losses or further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations or financial condition.
We could record future losses on our securities portfolio.
     During the year ended December 31, 2009, we recognized $12.4 million of impairment losses on securities, of which $6.3 million was recognized as other comprehensive loss in the equity section of our balance sheet, and $6.1 million was recognized as noninterest expense in our income statement. At December 31, 2009, we held corporate debt securities and non-government agency collateralized mortgage obligations with unrealized holding losses of $10.4 million and $2.9 million, respectively.
     A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary, which could result in material losses to us. These factors include, but are not limited to, continued failure by the issuer to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the issuers continues to deteriorate and there remains limited liquidity for these securities.
     See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Securities” for a discussion of our securities portfolio and the unrealized losses related to the portfolio, as well as the “Marketable Securities” and “Disclosures about Fair Value of Financial Instruments” footnotes to the audited financial statements.

Our contribution to the charitable foundation may not be tax deductible, which could reduce our profits.
     The Internal Revenue Service may not grant tax-exempt status to the charitable foundation. If the contribution is not deductible, we would not receive any tax benefit from the contribution. The total value of the contribution was $13.8 million, which resulted in recording an after-tax expense of $8.3 million. In the event that the Internal Revenue Service does not grant tax-exempt status to the charitable foundation or the contribution to the charitable foundation is otherwise not tax deductible, we would have to recognize additional after-tax expense of up to $5.5 million.
     In addition, even if the contribution is tax deductible, we may not have sufficient taxable income to be able to use the deduction fully. Under the Internal Revenue Code, a corporate entity is generally permitted to deduct charitable contributions in an amount of up to 10% of its taxable income (taxable income before the charitable contributions deduction) in any one year for charitable contributions. Any contribution in excess of the 10% limit may be deducted for federal income tax purposes over the five years following the year in which the charitable contribution was made. Accordingly, a charitable contribution by a corporate entity could, if necessary, be deducted for federal income tax purposes over a six-year period. Our taxable income over this period may not be sufficient to fully use this deduction. If the deduction is not able to be used we would have to recognize up to $5.5 million of additional after tax expense.
Any future Federal Deposit Insurance Corporation special assessments or increases in insurance premiums will adversely impact our earnings.
     On May 22, 2009, the Federal Deposit Insurance Corporation adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. We recorded an expense of $3.3 million during the quarter ended June 30, 2009, to reflect the special assessment. Any further special assessments that the Federal Deposit Insurance Corporation levies will be recorded as an expense during the appropriate period. In addition, the Federal Deposit Insurance Corporation increased the general assessment rate and, therefore, our Federal Deposit Insurance Corporation general insurance premium expense will increase compared to prior periods.
     On November 12, 2009, the Federal Deposit Insurance Corporation adopted a final rule pursuant to which on December 30, 2009 all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional three basis points. In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. We made a payment of $32.8 million to the Federal Deposit Insurance Corporation on December 30, 2009, and recorded the payment as a prepaid expense, which will be amortized to expense over three years.
We hold certain intangible assets that could be classified as impaired in the future. If these assets are considered to be either partially or fully impaired in the future, the book values of these assets would have to be written-down and the amount of the write-down would decrease earnings.
     We are required to test our goodwill and core deposit intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. Future impairment testing may result in a partial or full impairment of the value of our goodwill or core deposit intangible assets, or both. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. However, the recording of such an impairment loss would have no impact on the tangible book value of our shares of common stock or our regulatory capital levels.

Strong competition may limit growth and profitability.
     Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we have and may offer certain services that we do not or cannot provide. Our profitability depends upon our ability to successfully compete in our market areas.
We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
     We are subject to extensive regulation, supervision and examination by the Federal Deposit Insurance Corporation, the Pennsylvania Department of Banking and the Office of Thrift Supervision. Laws and regulations govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund at the Federal Deposit Insurance Corporation. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed, and capital levels to be maintained. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.
A legislative proposal has been introduced that would eliminate the Office of Thrift Supervision, Northwest Bancshares, Inc.’s primary federal regulator, which would require Northwest Bancshares, Inc. to become a bank holding company.
     Legislation has been proposed that would implement sweeping changes to the current bank regulatory structure. The proposal would, among other things, merge the Office of Thrift Supervision into the Office of the Comptroller of the Currency. As discussed further under “Supervision and Regulation—Holding Company Regulation,” federal law allows a state savings bank that qualifies as a Qualified Thrift Lender, such as Northwest Savings Bank, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners’ Loan Act of 1933, as amended. Such election results in the state savings bank’s holding company being regulated as a savings and loan holding company by the Office of Thrift Supervision rather than as a bank holding company regulated by the Board of Governors of the Federal Reserve System. If the Office of Thrift Supervision is eliminated, Northwest Bancshares, Inc. would become a bank holding company subject to regulation and supervision under the Bank Holding Company Act of 1956, and the supervision and regulation of the Board of Governors of the Federal Reserve System, including holding company regulatory capital requirements to which Northwest Bancshares, Inc. is not currently subject.
Continued government action in response to the economic downturn may negatively affect our operations.
     In response to the severe economic recession, Congress adopted the Emergency Economic Stabilization Act of 2008, under which the U.S. Department of the Treasury has the authority to expend up to $700 billion to assist in stabilizing and providing liquidity to the U.S. financial system. Although it was originally contemplated that these funds would be used primarily to purchase troubled assets under the Troubled Asset Relief Program, in October 2008 the U.S. Department of the Treasury announced the Capital Purchase Program, pursuant to which it intended to purchase up to $250 billion of non-voting senior preferred shares of qualifying financial institutions to encourage financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the economy. In addition, Congress temporarily increased Federal Deposit Insurance Corporation deposit insurance from $100,000 to $250,000 per depositor through December 31, 2013. The Federal Deposit Insurance Corporation also announced the creation of the Temporary Liquidity Guarantee Program which is intended to strengthen confidence and encourage liquidity in financial institutions by temporarily guaranteeing newly issued senior unsecured debt of participating organizations and providing full insurance coverage for noninterest-bearing transaction deposit accounts (such as business checking accounts, interest-bearing transaction accounts paying 50 basis points or less and lawyers’ trust accounts), regardless of dollar amount until June 30, 2010.
     The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies have responded aggressively in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders. Current legislative and regulatory proposals include the following: limiting the size and activities of financial institutions; including regulatory capital requirements; establishing a new financial services oversight council; establishing greater government powers to regulate risk across the financial system; and establishing greater standards for and scrutiny of compensation policies at financial institutions. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended. In addition, new laws, regulations, and other regulatory changes may increase our Federal Deposit Insurance Corporation insurance premiums and may also increase our costs of regulatory compliance and of doing business, and otherwise adversely affect our operations. New laws, regulations, and other regulatory changes may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.
Future legislative or regulatory actions responding to perceived financial and market problems could impair our ability to foreclose on collateral.
     There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor. In addition, there have been legislative proposals to create a federal consumer protection agency that may, among other powers, have the ability to limit our rights as a creditor.
If our investment in the Federal Home Loan Bank of Pittsburgh becomes impaired, our earnings and stockholders’ equity could decrease.
     We are required to own common stock of the Federal Home Loan Bank of Pittsburgh to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank’s advance program. The aggregate cost of our Federal Home Loan Bank common stock as of December 31, 2009 was $63.2 million. Federal Home Loan Bank common stock is not a marketable security and can only be redeemed by the Federal Home Loan Bank.
     Federal Home Loan Banks may be subject to accounting rules and asset quality risks that could materially lower their regulatory capital. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of Pittsburgh, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of Pittsburgh common stock could be deemed impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the amount of the impairment charge.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     As of December 31, 2009, we conducted our business through our main office located in Warren, Pennsylvania, 133 other full-service offices and eight free-standing drive-up locations throughout our market area in northwest, southwest and central Pennsylvania, 17 offices in western New York, four offices in eastern Ohio, five offices in Maryland and three offices in south Florida. Northwest Bancshares, Inc. and its wholly-owned subsidiaries also operated 51 consumer finance offices located throughout Pennsylvania. At December 31, 2009, our premises and equipment had an aggregate net book value of approximately $124.3 million.

ITEM 3. LEGAL PROCEEDINGS
     Northwest Bancshares, Inc. and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our results of operations.
ITEM 4. [Reserved]
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is listed on the Nasdaq Global Select Market under the symbol “NWBI.” As of December 31, 2009, we had 29 registered market makers, 19,892 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 110,641,858 shares outstanding. The following table sets forth market price and dividend information for our common stock, adjusted to reflect the 2.25-for-one stock split in connection with the mutual-to-stock conversion.

Year Ended			Cash Dividends
December 31, 2009	High	Low	Declared
First Quarter	$9.60	$5.81	$0.10
Second Quarter	$9.15	$7.12	$0.10
Third Quarter	$10.98	$8.09	$0.10
Fourth Quarter	$11.48	$9.39	$0.10

Year Ended			Cash Dividends
December 31, 2008	High	Low	Declared
First Quarter	$13.40	$10.44	$0.10
Second Quarter	$12.49	$9.68	$0.10
Third Quarter	$15.26	$8.91	$0.10
Fourth Quarter	$13.27	$8.38	$0.10
     Payment of dividends on our shares of common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, our results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.
     There were no sales of unregistered securities during the quarter ended December 31, 2009.
     Pursuant to Office of Thrift Supervision regulations, we may not repurchase our shares during the first year following the mutual-to-stock conversion.
     There were no repurchases of shares of common stock during the quarter ended December 31, 2009, and we did not have any existing repurchase plans outstanding at December 31, 2009.
Stock Performance Graph
     Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on our Common Stock between June 30, 2004 and December 31, 2009, adjusted to reflect the 2.25-for-one stock split in connection with the mutual-to-stock conversion, (b) the cumulative total return on stocks included in the Total Return Index for the Nasdaq Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the Nasdaq Bank Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

     There can be no assurance that the Company’s stock performance will continue in the future with the same or similar trend depicted in the graph. The Company will not make or endorse any predictions as to future stock performance.
COMPARISON OF 66 MONTH CUMULATIVE TOTAL RETURN*
Among Northwest Bancshares, Inc., The NASDAQ Composite Index
And The NASDAQ Bank Index

*$100 invested on 6/30/04 in stock or index. including reinvestment of dividends. Fiscal year ending december 31.

	6/04	6/05	12/05	12/06	12/07	12/08	12/09

Northwest Bancshares, Inc.	100.00	94.89	96.18	127.78	127.47	106.11	131.59
NASDAQ Composite	100.00	101.46	108.92	122.55	132.97	78.59	113.52
NASDAQ Bank	100.00	106.25	108.70	123.43	98.52	78.73	66.69

ITEM 6. SELECTED FINANCIAL DATA
Selected Financial and Other Data
     The summary financial information presented below is derived in part from the consolidated financial statements of Northwest Bancshares, Inc. and subsidiaries after December 18, 2009, and from the consolidated financial statements of Northwest Bancorp, Inc. and subsidiaries prior to December 18, 2009. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes included elsewhere in this document. The information at December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 is derived in part from the audited consolidated financial statements that appear in this document. The information at December 31, 2007, 2006 and 2005, at June 30, 2005, for the year ended December 31, 2006, for the six months ended December 31, 2005 and for the year ended June 30, 2005, is derived in part from audited consolidated financial statements that do not appear in this document. We changed our fiscal year end from June 30 to December 31, effective December 31, 2005.

	At December 31,					At June 30,
	2009	2008	2007	2006	2005	2005
			(In Thousands)
Selected Consolidated Financial Data:
Total assets	$8,025,298	$6,930,241	$6,663,516	$6,527,815	$6,447,307	$6,330,482
Investment securities held-to-maturity (1)	—	—	—	465,312	444,407	467,303
Investment securities available-for-sale	333,522	393,531	601,620	388,546	289,871	290,702
Mortgage-backed securities held-to-maturity (1)	—	—	—	251,655	189,851	235,676
Mortgage-backed securities available-for-sale	733,567	745,639	531,747	378,968	323,965	384,481
Loans receivable net:
Real estate (2)	4,578,235	4,508,393	4,172,850	3,926,859	4,100,754	3,888,287
Consumer	267,311	261,398	261,598	253,490	366,488	348,672
Commercial	383,516	372,101	361,174	232,092	155,027	139,925
Total loans receivable, net	5,229,062	5,141,892	4,795,622	4,412,441	4,622,269	4,376,884
Deposits	5,624,424	5,038,211	5,542,334	5,366,750	5,228,479	5,187,946
Advances from Federal Home Loan Bank and other borrowed funds	897,326	1,067,945	339,115	392,814	417,356	410,344
Shareholders’ equity	1,316,515	613,784	612,878	604,561	585,658	582,190

(1)	In 2007 we divested investment securities that we deemed to have a deteriorating risk profile, including several classified as held-to-maturity, which required us to reclassify all investment securities as available-for-sale.

(2)	Includes one- to four-family residential mortgage loans, home equity loans and commercial real estate loans.

					For the Six
					Months	For the
					Ended	Year Ended
	For the Year Ended December 31,				December 31,	June 30,
	2009	2008	2007	2006	2005	2005
		(Dollars in Thousands, except per share amounts)
Selected Consolidated Operating Data:
Total interest income	$364,463	$388,659	$396,031	$368,573	$170,449	$321,824
Total interest expense	135,806	169,293	211,015	191,109	79,414	138,047

Net interest income	228,657	219,366	185,016	177,464	91,035	183,777
Provision for loan losses	41,847	22,851	8,743	8,480	4,722	9,566

Net interest income after provision for loan losses	186,810	196,515	176,273	168,984	86,313	174,211
Noninterest income	53,337	38,752	43,022	46,026	19,851	32,004
Noninterest expense	200,494	170,128	152,742	143,682	66,317	128,659

Income before income tax expense	39,653	65,139	66,553	71,328	39,847	77,556
Income tax expense	7,000	16,968	17,456	19,792	10,998	22,741

Net income	$32,653	$48,171	$49,097	$51,536	$28,849	$54,815

Earnings per share:
Basic	$0.30	$0.44	$0.44	$0.46	$0.25	$0.49

Diluted	$0.30	$0.44	$0.44	$0.46	$0.25	$0.48

					At or for
					the Six
					Months	At or for
					Ended	the Year
					December	Ended
	At or For the Year Ended December 31,				31,	June 30,
	2009	2008	2007	2006	2005 (1)	2005
Selected Financial Ratios and Other Data:
Return on average assets (2)	0.46%	0.70%	0.73%	0.79%	0.91%	0.86%
Return on average equity (3)	4.71%	7.75%	8.18%	8.60%	9.81%	9.74%
Average capital to average assets	9.67%	9.04%	8.96%	9.19%	9.23%	8.87%
Capital to total assets	16.40%	8.86%	9.20%	9.26%	9.04%	9.20%
Tangible common equity to tangible assets	14.53%	6.36%	6.50%	6.79%	6.66%	6.93%
Net interest rate spread (4)	3.30%	3.25%	2.74%	2.77%	2.99%	3.07%
Net interest margin (5)	3.56%	3.57%	3.10%	3.06%	3.21%	3.24%
Noninterest expense to average assets	2.80%	2.48%	2.28%	2.20%	2.08%	2.03%
Efficiency ratio	71.10%	65.91%	66.98%	64.29%	59.81%	59.62%
Noninterest income to average assets	0.74%	0.56%	0.64%	0.71%	0.63%	0.50%
Net interest income to noninterest expense	1.14x	1.29x	1.21x	1.24x	1.37x	1.43x
Dividend payout ratio (6)	130.37%	88.89%	84.85%	67.96%	53.57%	44.04%
Nonperforming loans to net loans receivable	2.38%	1.93%	1.03%	0.92%	0.93%	0.77%
Nonperforming assets to total assets	1.81%	1.67%	0.87%	0.72%	0.74%	0.64%
Allowance for loan losses to nonperforming loans	56.49%	55.37%	84.22%	92.92%	77.67%	93.91%
Allowance for loan losses to net loans receivable	1.35%	1.07%	0.87%	0.85%	0.72%	0.72%
Average interest-earning assets to average interest-bearing liabilities	1.12x	1.10x	1.10x	1.09x	1.09x	1.08x
Number of full-service offices	171	167	166	160	153	153
Number of consumer finance offices	51	51	51	51	50	49

(1)	Ratios are annualized where appropriate.

(2)	Represents net income divided by average total assets.

(3)	Represents net income divided by average equity.

(4)	Represents average yield on interest-earning assets less average cost of interest-bearing liabilities.

(5)	Represents net interest income as a percentage of average interest-earning assets.

(6)	The dividend payout ratio represents dividends declared per share divided by net income per share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Historically, our principal business has consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate and other consumer assets. Attracting and maintaining deposits is affected by a number of factors, including interest rates paid on competing investments offered by other financial and non-financial institutions, account maturities, fee structures, and levels of personal income and savings. Lending activities are affected by the demand for funds and thus are influenced by interest rates, the number and quality of lenders and regional economic conditions. Sources of funds for lending activities include deposits, borrowings, repayments on loans, cash flows from investment securities and income provided from operations.
     Our earnings depend primarily on our level of net interest income, which is the difference between interest earned on our interest-earning assets, consisting primarily of loans, mortgage-backed securities and other investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits, borrowed funds, and trust-preferred securities. Net interest income is a function of our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities, as well as a function of the average balance of interest-earning assets compared to the average balance of interest-bearing liabilities. Also contributing to our earnings is noninterest income, which consists primarily of service charges and fees on loan and deposit products and services, fees related to insurance and investment management and trust services, and net gains and losses on the sale of assets. Interest income and noninterest income are offset by provisions for loan losses, general administrative and other expenses, including employee compensation and benefits and occupancy and equipment costs, as well as by state and federal income tax expense.
     Our net income has decreased over the past few years, totaling $32.7 for the year ended December 31, 2009 compared to $48.2 million for the year ended December 31, 2008 and $49.1 million for the year ended December 31, 2007. Much of the reduction in our net income has resulted from increased loan loss reserves and impairment charges on securities caused by deteriorating asset quality, which has affected much of the financial institution industry in recent years. Our provision for loan losses was $41.8 million for the year ended December 31, 2009 compared to $22.9 million for the year ended December 31, 2008 and $8.7 million for the year ended December 31, 2007. In addition, we experienced other-than-temporary impairment charges for securities, which were reflected as a reduction of noninterest income, of $6.1 million, $16.0 million and $8.4 million during the years ended December 31, 2009, 2008 and 2007, respectively. In addition, FDIC premiums and special assessments continue to increase because of the growing number of failed financial institutions. Amounts paid to the FDIC in the years ended December 31, 2009, 2008 and 2007 were $11.6 million, $3.9 million and $663,000, respectively. Lastly, as part of our “second-step” common stock offering in 2009, we established the Northwest Charitable Foundation for the benefit of the communities where we do business. This contribution of cash and stock resulted in a current year expense of $13.8 million.
     We did not significantly change our underwriting standards in the past several years nor did we add controversial residential loan products. Other than our loans for the construction of one- to four-family residential mortgage loans, we do not offer “interest only” mortgage loans on one- to four-family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not directly offer “subprime loans” (loans that generally target borrowers with FICO scores of less than 660) or Alt-A loans (traditionally defined as loans having less than full documentation). However, a portion of the loans originated by one of our subsidiaries, Northwest Consumer Discount Company (“NCDC”), consists of loans to persons with credit scores that would cause such loans to be considered subprime. NCDC has been in operation for over 25 years and has 51 offices throughout Pennsylvania. NCDC offers a variety of consumer loans for automobiles, appliances and furniture as well as one- to four-family residential real estate loans. At December 31, 2009, NCDC’s total loan portfolio was approximately $114.5 million with an average loan size of $3,800, an average FICO score of 616 and an average yield of approximately 16.9%. NCDC’s total delinquency has remained steady at approximately 4.25% of outstanding loans, with loans nonperforming for 90 days or more at 2.12% of loans outstanding. Annual net charge-offs average approximately $3.0 million, or 2.6% of outstanding loans, and it maintains an allowance for loan losses of $4.9 million, or 4.3% of loans. Although loans originated through NCDC have higher average rates of delinquency and charge-offs than similar loans originated directly by Northwest Savings Bank, management believes that the higher yields on loans originated through NCDC compensate for the incremental credit risk exposure.
     As of December 31, 2009, we held $252,000 of preferred stock issued by Freddie Mac, and $11.0 million of private label collateralized mortgage obligations, some of which are collateralized by ALT-A mortgage loans. As of December 31, 2009, our available credit lines and other sources of liquidity had not been reduced compared to levels from December 31, 2008 or 2007.
Critical Accounting Policies
     Certain accounting policies are important to the understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations. The following are the accounting policies we believe are critical.
     Allowance for Loan Losses. We recognize that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan, the creditworthiness of the borrower, general economic conditions and the quality of the collateral for the loan. We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable losses based on all available information. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations and estimated collateral values, and current economic conditions. The loan portfolio and other credit exposures are regularly reviewed by management in its determination of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. As an integral part of their examination process, regulatory agencies periodically review our allowance for loan losses and may require us to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are derived using our historical loss experience and may be adjusted for factors that affect the collectibility of the portfolio as of the evaluation date. Commercial loans that are criticized are evaluated individually to determine the required allowance for loan losses and to evaluate the potential impairment. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of loans deteriorate as a result of the factors discussed previously. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations. The allowance is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results. Management believes that all known losses as of December 31, 2009 and 2008 have been recorded as of those dates.
     Valuation of Investment Securities. All of our investment securities are classified as available for sale and recorded at current fair value. Unrealized gains or losses, net of deferred taxes, are reported in other comprehensive income as a separate component of shareholders’ equity. In general, fair value is based upon quoted market prices of identical assets, when available. If quoted market prices are not available, fair value is based upon valuation models that use cash flow, security structure and other observable information. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things. No adjustments were made to any broker quotes received by us.
     We conduct a quarterly review and evaluation of our investment securities to determine if any declines in fair value are other than temporary. In making this determination, we consider the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer, if applicable, and the delinquency or default rates of underlying collateral. We consider our intent to sell the investment securities evaluated and the likelihood that we will not have to sell the investment securities before recovery of their cost basis. If impairment exists, credit related impairment losses are recorded in earnings while noncredit related impairment losses are recorded in accumulated other comprehensive income. Any future deterioration in the fair value of an investment security, or the determination that the existing unrealized loss of an investment security is other-than-temporary, may have a material adverse affect on future earnings.
     Goodwill. Goodwill is not subject to amortization but must be tested for impairment at least annually, and possibly more frequently if certain events or changes in circumstances arise. Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill. Reporting units are identified based upon analyzing each of our individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Goodwill is allocated to the carrying value of each reporting unit based on its relative fair value at the time it is acquired. Determining the fair value of a reporting unit requires a high degree of subjective management judgment. We, through the use of an independent third party, evaluate goodwill for possible impairment using four valuation methodologies including a public market peers approach, a comparable transactions approach, a control premium approach and a discounted cash flow approach. Future changes in the economic environment or the operations of the reporting units could cause changes to these variables, which could give rise to declines in the estimated fair value of the reporting unit. Declines in fair value could result in impairment being identified. We have established June 30 of each year as the date for conducting our annual goodwill impairment assessment. Quarterly, we evaluate if there are any triggering events that would require an update to our previous assessment. The variables are selected as of that date and the valuation model is run to determine the fair value of each reporting unit. We did not identify any individual reporting unit where the fair value was less than the carrying value.
     Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Using this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on an ongoing basis as regulatory and business factors change. A reduction in estimated future taxable income could require us to record a valuation allowance. Changes in levels of valuation allowances could result in increased income tax expense, and could negatively affect earnings.
     Other Intangible Assets. Using the purchase method of accounting for acquisitions, we are required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair values. These fair values often involve estimates based on third-party valuations, including appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. Core deposit and other intangible assets are recorded in purchase accounting when a premium is paid to acquire other entities or deposits. Other intangible assets, which are determined to have finite lives, are amortized based on the period of estimated economic benefits received, primarily on an accelerated basis. If it is determined that the value of these intangible assets has deteriorated, amortization expense may be accelerated which could have a negative effect on earnings.
     Pension Benefits. Pension expense and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, anticipated salary increases, interest costs, expected return on plan assets, mortality rates, and other factors. In accordance with U.S. generally accepted accounting principles, actual results that differ from the assumptions are amortized over average future service and, therefore, generally affect recognized expense. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension obligations and future expense.

     In determining the projected benefit obligations for pension benefits at December 31, 2009 and 2008, we used a discount rate of 6.00%. We use the Citigroup Pension Liability Index rates matching the duration of our benefit payments as of the measurement date to determine the discount rate. Our measurement date is December 31. Our pre-tax pension expense is forecasted to decrease from $7.9 million for the year ended December 31, 2009 to $6.1 million for the year ending December 31, 2010 due primarily to the increase in the value of plan assets.
Balance Sheet Analysis
     Assets. Our total assets at December 31, 2009 were $8.025 billion, an increase of $1.095 billion, or 15.8%, from $6.930 billion at December 31, 2008. This increase in assets was primarily attributed to an increase in cash and cash equivalents of $1.028 billion and an increase in net loans of $87.2 million, which were partially offset by a decrease in securities of $72.1 million. The net increase in total assets was funded by the proceeds of our second-step stock offering of $658.7 million and an increase in deposits of $586.2 million, partially offset by a decrease in borrowed funds of $170.6 million.
     Cash and Investments. Total cash and investments increased by $955.8 million, or 78.4%, to $2.175 billion at December 31, 2009, from $1.219 billion at December 31, 2008. This increase was a result of the proceeds of our second-step stock offering that closed in December 2009 and deposit growth throughout the year. Management intends to deploy approximately $900 million of cash and investments into loans over a period of time in an effort to improve operating profits. The length of time it will take to accomplish this deployment will depend on a number of factors including loan demand, economic conditions and the general level of interest rates.
     Loans receivable. Net loans receivable increased by $87.2 million, or 1.7%, to $5.229 billion at December 31, 2009, from $5.142 billion at December 31, 2008. Loan demand was strong, with originations of $1.811 billion for the year ended December 31, 2009. We sold $595.3 million of one- to four-family residential mortgage loans originated during the year to assist with our interest-rate risk management. As of December 31, 2009, we have substantially reduced selling one- to four-family mortgage loans due to our strong liquidity position. During the year ended December 31, 2009 gross commercial loans increased by $208.4 million, or 14.0%, gross consumer and home equity loans increased by $49.5 million, or 3.8% and gross mortgage loans decreased by $120.9 million, or 4.9%.
     Total loans 30 days or more past due decreased by $6.3 million, or 3.2%, to $186.5 million at December 31, 2009 from $192.8 million at December 31, 2008. The December 31, 2009 amount consisted of 3,450 loans, while the December 31, 2008 amount consisted of 3,492 loans. Delinquencies on one- to four-family mortgage loans increased by $3.1 million, or 5.1%, delinquencies on consumer and home equity loans increased by $2.9 million, or 12.2% and delinquencies on commercial real estate and commercial business loans decreased by $12.3 million, or 11.4%. Like most financial institutions, we experienced an increase in the amount of delinquencies during the past 24 months due to deteriorating economic conditions. The largest increases in commercial loan delinquencies have occurred in Florida and Maryland, where real estate values for our loans have suffered the biggest losses in value.

     Set forth below are selected data relating to the composition of our loan portfolio by type of loan as of the dates included.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in Thousands)
Real estate:
One- to four-family	$2,371,996	43.8%	$2,492,940	47.2%	$2,430,117	48.9%	$2,411,024	53.5%	$2,805,900	59.5%
Home equity	1,080,011	19.9	1,035,954	19.6	992,335	20.0	887,352	19.7	780,451	16.5
Multi-family and commercial	1,292,145	23.8	1,100,218	20.8	906,594	18.3	701,951	15.6	594,503	12.6

Total real estate loans	4,744,152	87.5	4,629,112	87.6	4,329,046	87.2	4,000,327	88.8	4,180,854	88.6
Consumer:
Automobile	101,046	1.9	102,267	2.0	125,298	2.5	138,401	3.1	144,519	3.1
Education loans	32,860	0.6	38,152	0.7	14,551	0.3	11,973	0.3	120,504	2.5
Loans on savings accounts	12,209	0.2	11,191	0.2	10,563	0.2	10,313	0.2	9,066	0.2
Other (1)	127,750	2.4	115,913	2.2	117,831	2.4	109,303	2.4	106,390	2.3

Total consumer loans	273,865	5.1	267,523	5.1	268,243	5.4	269,990	6.0	380,479	8.1

Commercial business	403,589	7.4	387,145	7.3	367,459	7.4	235,311	5.2	157,572	3.3

Total loans receivable, gross	5,421,606	100.0%	5,283,780	100.0%	4,964,748	100.0%	4,505,628	100.0%	4,718,905	100.0%

Deferred loan fees	(7,030)		(5,041)		(4,179)		(3,027)		(3,877)
Undisbursed loan proceeds	(115,111)		(81,918)		(123,163)		(52,505)		(59,348)
Allowance for loan losses (real estate loans)	(43,776)		(33,760)		(28,854)		(17,936)		(16,875)
Allowance for loan losses (other loans)	(26,627)		(21,169)		(12,930)		(19,719)		(16,536)

Total loans receivable net	$5,229,062		$5,141,892		$4,795,622		$4,412,441		$4,622,269

(1)	Consists primarily of secured and unsecured personal loans.

The following table sets forth loans by state (based on borrowers’ residence) at December 31, 2009.

	One- to				Commercial business
	four-family		Consumer and home		and commercial real
	mortgage	Percentage (1)	equity	Percentage (2)	estate	Percentage (3)	Total	Percentage (4)
State				(Dollars in thousands)
Pennsylvania	$1,913,127	81.9%	1,189,667	87.9%	1,057,995	65.7%	4,160,789	78.4%
New York	136,729	5.9	98,870	7.3	302,145	18.8	537,744	10.1
Ohio	24,973	1.1	17,048	1.3	43,338	2.7	85,359	1.6
Maryland	232,146	9.9	39,227	2.9	157,262	9.8	428,635	8.1
Florida	28,727	1.2	9,064	0.7	49,147	3.1	86,938	1.6

Total	$2,335,702	100.0%	1,353,876	100.0%	1,609,887	100.0%	5,299,465	100.0%

(1)	Percentage of total mortgage loans.

(2)	Percentage of total consumer loans.

(3)	Percentage of total commercial loans.

(4)	Percentage of total loans.
     The following table sets forth the maturity or period of repricing of our loan portfolio at December 31, 2009. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

				Due after three
	Due in one year or	Due after one year	Due after two years	years through five
At December 31, 2009:	less	through two years	through three years	years	Due after five years	Total
			(In Thousands)
Real estate loans:
One-to four-family residential	$187,169	$123,594	$113,967	$225,837	$1,721,429	$2,371,996
Multi-family and commercial	434,937	150,931	165,042	435,423	105,812	1,292,145
Consumer loans	380,320	122,728	114,279	208,796	527,753	1,353,876
Commercial business loans	135,849	47,142	51,549	136,000	33,049	403,589

Total loans	$1,138,275	$444,395	$444,837	$1,006,056	$2,388,043	$5,421,606

     The following table sets forth at December 31, 2009, the dollar amount of all fixed-rate and adjustable-rate loans due one year or more after the date indicated. Adjustable- and floating-rate loans are included in the table based on the contractual due date of the loan.

At December 31, 2009:	Fixed	Adjustable	Total
		(In Thousands)
Real estate loans:
One-to four-family residential	$2,184,456	$50,462	$2,234,918
Multi-family and commercial	474,070	646,214	1,120,284
Consumer loans	935,009	163,326	1,098,335
Commercial business loans	160,408	189,502	349,910

Total loans	$3,753,943	$1,049,504	$4,803,447

     Securities. Securities decreased by $72.1 million, or 6.3%, to $1.067 billion at December 31, 2009 from $1.139 billion at December 31, 2008. This decrease was the result of the normal pay-down of mortgage-backed securities and the regular call or maturity of other investments. These proceeds have been accumulated in interest-earning deposits while we continue to evaluate investment alternatives. During the year ended December 31, 2009, we recognized other-than-temporary credit related impairment charges of $6.1 million on three private label collateralized mortgage obligations and two pooled trust-preferred investments due to deterioration in the credit of the underlying collateral.
     The following table sets forth certain information regarding the amortized cost and fair value of our investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
			(In Thousands)
Mortgage-backed securities available for sale:
Fixed-rate pass through certificates	$145,363	$151,756	$186,659	$193,099	$73,284	$73,992
Variable-rate pass through certificates	231,232	239,041	276,121	277,183	306,885	309,054
Fixed-rate CMOs	38,913	38,156	60,119	57,480	73,514	71,793
Variable-rate CMOs	303,473	304,614	228,917	217,877	76,886	76,908

Total mortgage-backed securities available for sale	$718,981	$733,567	$751,816	$745,639	$530,569	$531,747

Investment securities available for sale:
U.S. Government, agency and GSEs	$76,632	$77,938	$97,884	$108,908	$286,359	$292,546
Municipal securities	235,128	237,456	268,616	267,548	262,895	267,120
Corporate debt issues	27,382	17,001	25,165	15,961	37,225	35,075
Equity securities and mutual funds	1,054	1,127	954	1,114	6,478	6,879

Total investment securities available for sale	$340,196	$333,522	$392,619	$393,531	$592,957	$601,620

     The following table sets forth information regarding the issuers and the carrying value of our mortgage-backed securities.

	At December 31,
	2009	2008	2007
	(In Thousands)
Mortgage-backed securities:
Fannie Mae	$256,981	$288,082	$165,391
Ginnie Mae	126,164	99,354	88,428
Freddie Mac	324,562	320,297	229,960
Other (non-agency)	25,860	37,906	47,968

Total mortgage-backed securities	$733,567	$745,639	$531,747

     Investment Portfolio Maturities and Yields. The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for our investment securities and mortgage-backed securities portfolios at December 31, 2009. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	At December 31, 2009
	One Year or Less		One Year to Five Years		Five to Ten Years		More than Ten Years		Total
		Annualized		Annualized		Annualized		Annualized			Annualized
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Investment securities available for sale
Government sponsored entities	$—		$1,977	5.37%	$21,912	5.34%	$52,667	5.26%	$76,556	$77,863	5.28%
U.S. Government and agency obligations	76	1.20%	—		—		—		76	75	1.20%
Municipal securities	—		3,146	4.15%	41,170	4.22%	190,812	4.42%	235,128	237,456	4.38%
Corporate debt issues	—		500	2.91%	—		26,882	3.15%	27,382	17,001	3.14%
Equity securities and mutual funds	—		—		—		1,054	4.36%	1,054	1,127	4.36%

Total investment securities available for sale	76	1.20%	5,623	4.47%	63,082	4.61%	271,415	4.45%	340,196	333,522	4.48%
Mortgage-backed securities available for sale:
Pass through certificates	231,921	4.44%	8,705	4.41%	7,587	4.86%	128,382	5.35%	376,595	390,797	4.76%
CMOs	303,473	1.51%	—		15,531	4.85%	23,382	4.48%	342,386	342,770	1.87%

Total mortgage-backed securities available for sale	535,394	2.78%	8,705	4.41%	23,118	4.85%	151,764	5.22%	718,981	733,567	3.38%

Total investment securities and mortgage-backed securities	$535,470	2.78%	$14,328	4.44%	$86,200	4.67%	$423,179	4.73%	$1,059,177	$1,067,089	3.74%

     The following table sets forth information with respect to gross unrealized holding gains and losses on our portfolio of investment securities as of December 31, 2009.

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Holding Gains	Holding Losses	Fair Value
		(In thousands)
Debt issued by the U.S. Government and agencies:
Due in one year or less	$76	$—	$(1)	$75

Debt issued by government-sponsored enterprises:
Due in greater than one year to five years	1,977	153	—	2,130
Due in greater than five years to ten years	21,912	524	—	22,436
Due after ten years	52,667	1,128	(498)	53,297

Equity securities	1,054	191	(118)	1,127

Municipal securities:
Due in greater than one year to five years	3,146	68	—	3,214
Due in greater than five years to ten years	41,170	1,163	—	42,333
Due after ten years	190,812	2,774	(1,677)	191,909

Corporate debt issues:
Due in greater than one year to five years	500	—	—	500
Due after ten years	26,882	168	(10,549)	16,501

Residential mortgage-backed securities:
Fixed-rate pass-through	145,363	6,440	(47)	151,756
Variable-rate pass-through	231,232	7,894	(85)	239,041
Fixed-rate non-agency CMO	18,919	48	(1,788)	17,179
Fixed-rate agency CMO	19,994	982	—	20,976
Variable-rate non-agency CMO	9,075	—	(1,170)	7,905
Variable-rate agency CMO	294,398	2,642	(330)	296,710

Total residential mortgage-backed securities	718,981	18,006	(3,420)	733,567

Total marketable securities available for sale	$1,059,177	$24,175	$(16,263)	$1,067,089

     We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer. In addition, management must assert that it does not have the intent to sell the security and that it is more likely than not we will not have to sell the security before recovery of its cost basis. Other investments are evaluated using our best estimate of future cash flows. If our estimate of cash flow determines that it is expected an adverse change has occurred, other-than-temporary impairment would be recognized for the credit loss.

     The following table shows the fair value and gross unrealized losses on our investment securities, aggregated by investment category and length of time that the individual securities had been in a continuous unrealized loss position at December 31, 2009.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
U.S. Government and agencies	$17,051	$(490)	$266	$(8)	$17,317	$(498)
Municipal securities	43,897	(598)	10,505	(1,079)	54,402	(1,677)
Corporate issuer	—	—	12,058	(10,549)	12,058	(10,549)
Equities	452	(118)	—	—	452	(118)
Residential mortgage-backed securities – non-agency	1,194	(2)	19,451	(2,957)	20,645	(2,959)
Residential mortgage-backed securities – agency	25,752	(181)	43,067	(281)	68,819	(462)

Total temporarily impaired securities	$88,346	$(1,389)	$85,347	$(14,874)	$173,693	$(16,263)

     As of December 31, 2009, we had 10 investments in corporate issues with total book value of $22.6 million and total fair value of $12.1 million, where book value exceeded carrying value for more than 12 months. These investments were four single issuer trust preferred investments and six pooled trust preferred investments. The single issuer trust preferred investments were evaluated for other-than-temporary impairment by determining the strength of the underlying issuer. In each case, the underlying issuer was “well-capitalized” for regulatory purposes. None of the issuers have deferred interest payments or announced the intention to defer interest payments. We believe the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR is significantly lower than current market spreads. We concluded the impairment of these investments was considered temporary. In making that determination, we also considered the duration and the severity of the losses. The pooled trust preferred investments were evaluated for other-than-temporary impairment considering duration and severity of losses, actual cash flows, projected cash flows, performing collateral, the class of securities we owned and the amount of additional defaults the structure could withstand prior to the security experiencing a disruption in cash flows. None of these investments have experienced a disruption in cash flows nor are we projecting near-term cash flow disruptions. We concluded, based on all facts evaluated, the remaining impairment of these investments, other than the credit related impairment recognized, was considered temporary and management asserts that we do not have the intent to sell these investments and that it is more likely than not we will not have to sell the investments before recovery of their cost basis.
     The following table provides class, book value, fair value and ratings information for our portfolio of corporate securities that had an unrealized loss as of December 31, 2009.

		Total
					Moody’s/Fitch
Description	Class	Book Value	Fair Value	Unrealized Losses	Ratings
			(In thousands)
North Fork Capital (1)	N/A	$1,009	$892	$(117)	Baa2/BBB
Bank Boston Capital Trust (2)	N/A	988	670	(318)	Baa3/BB
Reliance Capital Trust	N/A	1,000	814	(186)	Not rated
Huntington Capital Trust	N/A	1,420	586	(834)	Baa3/BB+
MM Community Funding I	Mezzanine	467	30	(437)	Ca/CCC
MM Community Funding II	Mezzanine	385	40	(345)	BBB/BBB
I-PreTSL I	Mezzanine	1,500	225	(1,275)	Not rated/BB
I-PreTSL II	Mezzanine	1,500	225	(1,275)	Not rated/BB
PreTSL XIX	Senior A-1	8,853	5,125	(3,728)	A3/AA
PreTSL XX	Senior A-1	5,485	3,451	(2,034)	Baa1/A

		$22,607	$12,058	$(10,549)

(1)	North Fork Bank was acquired by Capital One Financial Corporation

(2)	Bank Boston was acquired by Bank of America

     The following table provides collateral information on pooled trust preferred securities included in the previous table as of December 31, 2009.

				Additional
				Immediate
				Defaults Before
		Current		Causing an
		Deferrals and	Performing	Interest
Description	Total collateral	Defaults	Collateral	Shortfall
	(In thousands)
I-PreTSL I	$193,500	$17,500	$176,000	$97,500
I-PreTSL II	378,000	—	378,000	153,000
PreTSL XIX	700,535	115,000	585,535	234,000
PreTSL XX	580,154	139,000	411,154	141,500
     Mortgage-backed securities include agency (Fannie Mae, Freddie Mac and Ginnie Mae) mortgage-backed securities and non-agency collateralized mortgage obligations. We review our portfolio of agency backed mortgage-backed securities quarterly for impairment. As of December 31, 2009, we believe that the impairment within our portfolio of agency mortgage-backed securities is temporary. As of December 31, 2009, we had 12 non-agency collateralized mortgage obligations with total book value of $28.0 million and total fair value of $25.1 million. During the year ended December 31, 2009, we recognized other-than-temporary credit related impairment of $5.5 million related to three of these investments. After recognizing the other-than-temporary impairment, our book value on these three investments was $10.1 million, with a fair value of $8.0 million. We determined how much of the impairment was credit related and noncredit related by analyzing cash flow estimates, estimated prepayment speeds, loss severity and conditional default rates. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists. The impairment on the other nine collateralized mortgage obligations, with book value of $17.9 million and fair value of $17.1 million, were also reviewed considering the severity and length of impairment. After this review, we determined that the impairment on these nine securities was temporary.
     The following table shows issuer specific information, book value, fair value, unrealized losses and other-than-temporary impairment recorded in earnings for our portfolio of non-agency collateralized mortgage obligations as of December 31, 2009.

	Total			Impairment
			Unrealized	Recorded in
Description	Book Value	Fair Value	Losses	Earnings
	(In thousands)
AMAC 2003-6 2A2	$995	$1,002	$—	$—
AMAC 2003-6 2A8	2,058	2,083	—	—
AMAC 2003-7 A3	1,196	1,194	(2)	—
BOAMS 2005-11 1A8	5,276	4,809	(467)	—
CWALT 2005-J14 A3	6,460	5,144	(1,316)	(348)
CFSB 2003-17 2A2	1,596	1,593	(3)	—
WAMU 2003-S2 A4	1,338	1,354	—	—
CMLTI 2005-10 1A5B	1,588	1,112	(476)	(2,724)
CSFB 2003-21 1A13	250	244	(6)	—
FHASI 2003-8 1A24	3,753	3,541	(212)	—
SARM 2005-21 4A2	2,080	1,717	(363)	(2,451)
WFMBS 2003-B A2	1,404	1,291	(113)	—

	$27,994	$25,084	$(2,958)	$(5,523)

     Deposits. Deposits increased by $586.2 million, or 11.6%, to $5.624 billion at December 31, 2009 from $5.038 billion at December 31, 2008. Deposit balances increased across all of our products and all of our regions as the rate of consumer savings generally increased on a national basis. In addition, we have continued our focus on generating checking accounts and other low cost business deposits. The increases were in savings deposits and IMF accounts, which increased by $263.9 million, or 17.8%, to $1.745 billion at December 31, 2009 from $1.481 billion at December 31, 2008, time deposits which increased by $167.3 million, or 6.8%, to $2.625 billion at December 31,

2009 from $2.457 billion at December 31, 2008 and checking accounts which increased by $155.0 million, or 14.1%, to $1.255 billion at December 31, 2009 from $1.100 billion at December 31, 2008.
The following table sets forth the dollar amount of deposits in each state indicated as of December 31, 2009.

State	Balance	Percent
	(Dollars in thousands)
Pennsylvania	$4,602,944	81.8%
New York	590,895	10.5
Ohio	66,056	1.2
Maryland	315,072	5.6
Florida	49,457	0.9

Total	$5,624,424	100.0%

     The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2009.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$139,047
Over three months through six months	109,908
Over six months through twelve months	93,266
Over twelve months	286,660

Total	$628,881

     The following table sets forth the dollar amount of deposits in the various types of accounts we offered at the dates indicated.

	At December 31, 2009
	2009			2008			2007
	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)
	(Dollars in thousands)
Savings accounts	$924,461	16.4%	0.85%	$760,245	15.1%	1.14%	$745,430	13.4%	1.20%
Checking accounts	1,255,146	22.3	0.13%	1,100,131	21.8	0.37%	1,079,093	19.5	0.85%
Money market accounts	820,076	14.6	0.91%	720,375	14.3	1.58%	681,115	12.3	3.63%
Certificates of deposit:
Maturing within 1 year	1,545,784	27.5	2.43%	1,285,695	25.5	2.88%	2,541,053	45.9	4.70%
Maturing 1 to 3 years	958,027	17.0	3.46%	829,776	16.5	3.74%	379,183	6.8	4.31%
Maturing more than 3 years	120,930	2.2	3.44%	341,989	6.8	4.11%	116,460	2.1	4.62%

Total certificates	2,624,741	46.7	2.85%	2,457,460	48.8	3.34%	3,036,696	54.8	4.65%

Total deposits	$5,624,424	100.0%	1.58%	$5,038,211	100.0%	2.08%	$5,542,334	100.0%	3.29%

(1)	Represents percentage of total deposits.

(2)	Represents weighted average nominal rate at fiscal year end.

     Borrowings. Borrowings decreased by $170.6 million, or 16.0%, to $897.3 million at December 31, 2009 from $1.068 billion at December 31, 2008. This decrease resulted from using our deposit growth to repay short-term borrowings.
     The following table sets forth information concerning our borrowings at the dates and for the periods indicated.

	During the Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Federal Home Loan Bank of Pittsburgh borrowings:
Average balance outstanding	$844,483	$625,707	$305,597
Maximum outstanding at end of any month during year	$917,478	$972,018	$332,160
Balance outstanding at end of year	$782,221	$972,018	$257,025
Weighted average interest rate during year	3.96%	3.89%	4.59%
Weighted average interest rate at end of year	4.04%	3.49%	4.64%

Reverse repurchase agreements:
Average balance outstanding	$90,706	$88,349	$70,875
Maximum outstanding at end of any month during year	$115,342	$98,108	$83,432
Balance outstanding at end of year	$115,105	$91,436	$77,452
Weighted average interest rate during year	1.35%	1.75%	4.01%
Weighted average interest rate at end of year	1.55%	1.02%	3.25%

Other borrowings:
Average balance outstanding	$1,382	$4,602	$4,790
Maximum outstanding at end of any month during year	$4,496	$4,652	$4,923
Balance outstanding at end of year	$—	$4,491	$4,638
Weighted average interest rate during year	4.99%	4.99%	4.99%
Weighted average interest rate at end of year	—	4.99%	4.99%

Total borrowings:
Average balance outstanding	$936,571	$718,657	$381,262
Maximum outstanding at end of any month during year	$1,009,586	$1,067,945	$408,596
Balance outstanding at end of year	$897,326	$1,067,945	$339,115
Weighted average interest rate during year	3.69%	3.74%	4.52%
Weighted average interest rate at end of year	3.72%	3.29%	4.33%
     Shareholders’ equity. Total shareholders’ equity at December 31, 2009 was $1.317 billion, an increase of $702.7 million, or 114.5%, from $613.8 million, at December 31, 2008. This increase was primarily attributable to the second-step stock offering which increased equity by $658.7 million. The increase was also attributed to net income of $32.7 million and an increase in accumulated other comprehensive income of $20.6 million which was primarily due to the change in fair value of marketable securities, interest rate swaps and change in defined benefit pension plan valuation for the year ended December 31, 2009. Offsetting these increases was the payment of cash dividends in the amount of $15.8 million.
Average Balance Sheets
     The following tables set forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. The average yield for loans receivable and investment securities are calculated on a fully-taxable equivalent basis.

	For the Years Ended December 31,
	2009				2008				2007
	Average			Average	Average			Average	Average		Average
	Outstanding			Yield/ Cost	Outstanding			Yield/ Cost	Outstanding		Yield/ Cost
	Balance		Interest	(12)	Balance		Interest	(12)	Balance	Interest	(12)
					(Dollars in Thousands)
Interest-earning assets:
Loans receivable (includes FTE adjustments of $1,643, $1,559 and $1,751, respectively) (1)(2)(3)	$5,199,829		$321,764	6.17%	$5,016,694		$328,687	6.50%	$4,660,693	$317,321	6.78%
Mortgage-backed securities (5)	720,683		27,263	3.78%	732,281		34,694	4.74%	584,053	29,385	5.03%
Investment securities (includes FTE adjustments of $5,952, $6,597 and $6,798, respectively) (4)(5)(6)	360,620		22,390	6.21%	478,933		29,250	6.11%	820,337	47,990	5.85%
Federal Home Loan Bank stock (7)	63,162		—	—	48,167		1,428	2.96%	33,348	2,017	6.05%
Interest-earning deposits	297,228		641	0.21%	104,895		2,756	2.59%	150,665	7,867	5.15%

Total interest-earning assets (includes FTE adjustments of $7,595, $8,156 and $8,549, respectively)	6,641,522		372,058	5.59%	6,380,970		396,815	6.18%	6,249,096	404,580	6.45%
Non-interest-earning assets (8)	523,038				488,579				453,922

Total assets	$7,164,560				$6,869,549				$6,703,018

Interest-bearing liabilities:
Savings	$850,707		6,501	0.76%	$778,341		9,159	1.18%	$793,172	10,909	1.38%
Interest-bearing demand	739,102		2,536	0.34%	732,097		6,434	0.88%	698,585	11,038	1.58%
Money market	752,166		8,471	1.13%	720,713		14,726	2.04%	637,983	23,551	3.69%
Certificates	2,546,867		77,886	3.06%	2,716,815		106,742	3.93%	3,076,693	141,042	4.58%
Borrowed funds (9)	936,571		34,579	3.69%	718,657		26,893	3.74%	381,262	17,225	4.52%
Junior subordinated deferrable interest debentures	105,672		5,834	5.45%	108,287		5,339	4.86%	105,850	7,250	6.76%

Total interest-bearing liabilities	5,931,085		135,806	2.29%	5,774,910		169,293	2.93%	5,693,545	211,015	3.71%
Non-interest-bearing liabilities	540,536				473,410				409,096

Total liabilities	6,471,621				6,248,320				6,102,641
Shareholders’ equity	692,939				621,229				600,377

Total liabilities and stockholders’ equity	$7,164,560				$6,869,549				$6,703,018

Net interest income			$236,252				$227,522			$193,565

Net interest rate spread (10)				3.30%				3.25%			2.74%

Net interest earning assets (6)									$555,551

Net interest margin (11)	$710,437			3.56%	$606,060			3.57%			3.10%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.12	x			1.10	x			1.10x

(1)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(2)	Interest income includes accretion/amortization of deferred loan fees/expenses, which were not material.

(3)	Interest income on tax-free loans is presented on a taxable equivalent basis including adjustments as indicated.

(4)	Interest income on tax-free investment securities is presented on a taxable equivalent basis including adjustments as indicated.

(5)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.
(Footnotes continue on next page)

(6)	Average balances include Freddie Mac stock.

(7)	During the quarter ended December 31, 2008, the Federal Home Loan Bank of Pittsburgh suspended dividends until further notice.

(8)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(9)	Average balances include Federal Home Loan Bank advances, securities sold under agreements to repurchase and other borrowings.

(10)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(11)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(12)	Shown on a FTE basis. GAAP basis yields were: Loans — 6.14%, 6.47% and 6.75%, respectively, Investment securities — 4.56%, 4.73% and 5.02%, respectively, interest-earning assets — 5.48%, 6.05% and 6.32%, respectively, GAAP basis net interest rate spreads were 3.19%, 3.12% and 2.61%, respectively, and GAAP basis net interest margins were 3.44%, 3.43% and 2.97%, respectively.

Rate/Volume Analysis
     The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the year ended December 31, 2009 as compared to 2008 and for the year ended December 31, 2008 as compared to 2007. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the old rate; (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume, which have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31,			Years Ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In Thousands)
Interest-earning assets:
Loans receivable	$(18,826)	$11,903	$(6,923)	$(12,864)	$24,230	$11,366
Mortgage-backed securities	(6,937)	(494)	(7,431)	(2,149)	7,458	5,309
Investment securities	486	(7,346)	(6,860)	2,110	(20,850)	(18,740)
Federal Home Loan Bank stock	(1,873)	445	(1,428)	(1,485)	896	(589)
Interest-earning deposits	(7,168)	5,053	(2,115)	(3,314)	(1,797)	(5,111)

Total interest-earning assets	(34,318)	9,561	(24,757)	(17,702)	9,937	(7,765)

Interest-bearing liabilities:
Savings accounts	(3,510)	852	(2,658)	(1,560)	(190)	(1,750)
Interest-bearing demand accounts	(3,960)	62	(3,898)	(5,134)	530	(4,604)
Money market demand accounts	(6,897)	642	(6,255)	(11,879)	3,054	(8,825)
Certificate accounts	(22,919)	(5,937)	(28,856)	(18,981)	(15,319)	(34,300)
Borrowed funds	(470)	8,155	7,685	(5,575)	15,243	9,668
Junior subordinated deferrable interest debentures	639	(144)	495	(2,078)	167	(1,911)

Total interest-bearing liabilities	(37,117)	3,630	(33,487)	(45,207)	3,485	(41,722)

Net change in net interest income	$2,799	$5,931	$8,730	$27,505	$6,452	$33,957

Comparison of Results of Operations for the Years Ended December 31, 2009 and 2008
     General. Net income for the year ended December 31, 2009 was $32.7 million, or $0.30 per diluted share, a decrease of $15.5 million, or 32.2%, from $48.2 million, or $0.44 per diluted share, for the year ended December 31, 2008. The decrease in net income resulted primarily from an increase in the provision for loan losses of $19.0 million and an increase in noninterest expense of $30.4 million. These items were partially offset by an increase in net interest income of $9.3 million and an increase in noninterest income of $14.6 million. A discussion of each significant change follows.
     Net income for the year ended December 31, 2009 represents a 4.71% and 0.46% return on average equity and return on average assets, respectively, compared to 7.75% and 0.70% for the year ended December 31, 2008.
     Interest income. Interest income decreased by $24.2 million, or 6.2%, to $364.5 million for the year ended December 31, 2009 from $388.7 million for the year ended December 31, 2008. The decrease in interest income was due to a decrease in the average yield on interest-earning assets, which was partially offset by an increase in the average balance of interest-earning assets. The average rate earned on interest-earnings assets decreased by 0.57%, to 5.48% for the year ended December 31, 2009 from 6.05% for the year ended December 31, 2008. The average balance of interest-earning assets increased by $260.6 million, or 4.1%, to $6.642 billion for the year ended December 31, 2009 from $6.381 billion for the year ended December 31, 2008. An explanation of the changes in the balances of interest-earnings assets and changes in the yield is discussed in each category below.

     Interest income on loans receivable decreased by $7.0 million, or 2.1%, to $320.1 million for the year ended December 31, 2009 from $327.1 million for the year ended December 31, 2008. This decrease was attributable to a decrease in the average yield, which was partially offset by an increase in the average balance of loans receivable. The average yield on loans receivable decreased by 33 basis points, to 6.14% for the year ended December 31, 2009, from 6.47% for the year ended December 31, 2008. This decrease is primarily due to the repricing of variable rate loans and the origination of new loans in a lower interest rate environment. Average loans receivable increased by $183.1 million, or 3.7%, to $5.200 billion for the year ended December 31, 2009 from $5.017 billion for the year ended December 31, 2008. This increase was attributable both to our efforts in attracting and maintaining quality consumer and commercial loan relationships as well as continued strong loan demand throughout our market area.
     Interest income on mortgage-backed securities decreased by $7.4 million, or 21.4%, to $27.3 million for the year ended December 31, 2009 from $34.7 million for the year ended December 31, 2008. This decrease was attributable to decreases in both the yield earned on mortgage-backed securities and the average balance of mortgage-backed securities. The average yield on mortgage-backed securities decreased by 96 basis points, to 3.78% for the year ended December 31, 2009, from 4.74% for the year ended December 31, 2008. This decrease in yield is primarily the result of the generally low interest rate environment throughout 2009. The average mortgage-backed securities balance decreased by $11.6 million, or 1.6%, to $720.7 million for the year ended December 31, 2009 from $732.3 million for the year ended December 31, 2008. The decrease in the average balance was primarily the result of the repayments on mortgage-backed securities exceeding the purchases of new securities in a market where we found our own loan originations to be more attractive than the yield offered on these securities.
     Interest income on investment securities decreased by $6.3 million, or 27.8%, to $16.4 million for the year ended December 31, 2009 from $22.7 million for the year ended December 31, 2008. This decrease was attributable to a decrease in the average balance of investment securities and a decrease in the yield on investment securities. The average balance of investment securities decreased by $118.3 million, or 24.7%, to $360.6 million for the year ended December 31, 2009 from $478.9 million for the year ended December 31, 2008. The decrease in the average balance of investment securities is primarily attributable to investing cash flows from these securities into loans and interest-earning deposits. The average yield decreased by 17 basis points, to 4.56% for the year ended December 31, 2009, from 4.73% for the year ended December 31, 2008. This decrease in yield resulted from the general decline in market interest rates.
     Interest income on interest-earning deposits decreased by $2.1 million, or 76.7%, to $641,000 for the year ended December 31, 2009 from $2.8 million for the year ended December 31, 2008. This decrease is the result of a decrease in average yield earned on interest-earning deposits, which was partially offset by an increase in the average balance of interest-earning deposits. The average yield decreased by 2.38%, to 0.21% for the year ended December 31, 2009, from 2.59% for the year ended December 31, 2008. This decrease is a result of the rate of overnight deposits being decreased to the Federal Reserve’s target rate of between 0% and 25 basis points. The interest-earning deposit balance increased by $192.3 million, or 183.4%, to $297.2 million for the year ended December 31, 2009 from $104.9 million for the year ended December 31, 2008. This increase in average balance was due to substantial deposit growth during the entire year and was also due to the proceeds of our second-step stock offering being held in overnights funds during the month of December.
     Interest expense. Interest expense decreased by $33.5 million, or 19.8%, to $135.8 million for the year ended December 31, 2009 from $169.3 million for the year ended December 31, 2008. This decrease was attributed to a decrease in the interest rate paid on all deposits and borrowings, which was partially offset by an increase in the average balance of interest-bearing liabilities. The average rate paid on all deposit accounts decreased during the year ending December 31, 2009 with savings accounts decreasing from 1.18% for the year ended December 31, 2008 to 0.76% for the year ended December 31, 2009; interest-bearing demand deposits decreasing from 0.88% for the year ended December 31, 2008 to 0.34% for the year ended December 31, 2009; money market demand accounts decreasing from 2.04% for the year ended December 31, 2008 to 1.13% for the year ended December 31, 2009 and certificate accounts decreasing from 3.93% for the year ended December 31, 2008 to 3.06% for the year ended December 31, 2009. In addition to the decrease in the rates paid on deposit accounts there was an overall decrease in the average balance of deposit accounts, which decreased by $59.1 million, or 1.2%, to $4.889 billion for the year ended December 31, 2009 from $4.948 billion for the year ended December 31, 2008. Also contributing to the decrease in interest expense was a shift in the mix of our deposits where we increased the balances of savings, interest-bearing checking and money market demand accounts, while decreasing the balance of certificates. The average rate paid on borrowed funds also decreased by 0.05% to 3.69% for the year ended December 31, 2009, from 3.74% for the year ended December 31, 2008. Throughout 2008, we utilized alternative funding sources, including borrowings from the Federal Home Loan Bank of Pittsburgh, to extend the maturities of our interest-bearing liabilities while continuing our efforts to control our cost of funds. During 2009, we repaid $43.8 million of term borrowings with the Federal Home Loan Bank and $146.0 million of short-term advances from the Federal Reserve Bank.
     Net interest income. Net interest income increased by $9.3 million, or 4.2%, to $228.7 million for the year ended December 31, 2009 from $219.4 million for the year ended December 31, 2008. This increase was a result of the factors previously discussed, primarily due to the cost of funds decreasing more than the asset yield, contributing to a 0.01% increase in net interest margin to 3.44% for the year ended December 31, 2009 from 3.43% for the year ended December 31, 2008 and a 0.07% increase in net interest rate spread to 3.19% for the year ended December 31, 2009 from 3.12% for the year ended December 31, 2008.
     Provision for loan losses. Management analyzes the allowance for loan losses as described in the section “Allowance for Loan Losses.” The provision for loan losses increased by $18.9 million, or 83.1%, to $41.8 million for year ended December 31, 2009 from $22.9 million for the year ended December 31, 2008. The increase in the provision over the previous year is primarily attributed to increasing the reserve percentages used to calculate the provision for losses due to deteriorating economic factors, increased historical losses, the specific reserves on eight loans to different borrowers and an increase in troubled loans. Increasing the reserve percentages resulted in an increase in the provision for loan losses of $5.2 million. The increases were made based on historical loss history, delinquency trends and geographical loan stratification. A specific reserve was increased by $764,000, resulting in reserves of $951,000 for a loan secured by a strip mall in the state of Indiana. A specific reserve was increased by $855,000, resulting in reserves of $1.8 million for a loan secured by a housing development in Delaware. A specific reserve was increased by $1.8 million, resulting in reserves of $2.4 million to a moving, storage and automobile sales company in central Pennsylvania. A specific reserve of $1.1 million was established for a loan to a recycling company in northwestern Pennsylvania. A specific reserve was increased by $317,000 resulting in a specific reserve of $477,000 for a property eventually taken into REO located in northern Virginia. A specific reserve of $393,000 was established for a property located in northern Florida. A specific reserve was established for a condominium project in Gainesville, Florida of $2.0 million. A specific reserve was established for a hotel in Jacksonville, Florida of $2.0 million. Loans with payments 90 days or more delinquent and other nonaccrual loans have increased to $124.6 million at December 31, 2009 from $99.2 million at December 31, 2008.
     In determining the amount of the current period provision, the Company considered the deteriorating economic conditions in our markets, including increases in unemployment and bankruptcy filings, and declines in real estate values. Net loan charge-offs increased by $16.7 million, or 171.7%, to $26.4 million for the year ended December 31, 2009 from $9.7 million for the year ended December 31, 2008. Annual net charge-offs to average loans increased to 0.51% for the year ended December 31, 2009 from 0.19% for the year ended December 31, 2008. The provision that is recorded is sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
     Noninterest income. Noninterest income increased by $14.5 million, or 37.6%, to $53.3 million for the year ended December 31, 2009 from $38.8 million for the year ended December 31, 2008. This increase in noninterest income was primarily due to a decrease in the noncash net impairment losses of investment securities, which decreased by $9.9 million, or 61.9%, to $6.1 million for the year ended December 31, 2009, from $16.0 million for the year ended December 31, 2008 and a recovery of noncash impairment of mortgage servicing assets of $1.8 million for the year ended December 31, 2009 compared to a noncash impairment reserve of mortgage servicing assets of $2.2 million for the year ended December 31, 2008. In addition, service charges and fees increased by $2.4 million, or 7.3%, to $34.8 million for the year ended December 31, 2009, from $32.4 million for the year ended December 31, 2008 primarily due to the increase in deposits and deposit related fees; insurance commission income increased by $282,000, or 11.9%, to $2.7 million for the year ended December 31, 2009, from $2.4 million for the year ended December 31, 2008; mortgage banking income increased by $4.9 million to $5.6 million for the year ended December 31, 2009, from $665,000 for the year ended December 31, 2008, due to the sale of a majority of our one- to four-family mortgage originations during the current year and we recorded a gain on the purchase of Keystone State Savings Bank of $3.5 million. Partially offsetting these increases were decreases in trust and other financial services income, which decreased by $411,000, or 6.1%, to $6.3 million for the year ended December 31, 2009, from $6.7 million for the year ended December 31, 2008 and other operating income, which decreased by $743,000, or 17.2%, to $3.6 million for the year ended December 31, 2009, from $4.3 million for the year ended December 31, 2008 and an increase in the loss on real estate owned, which increased by $3.6 million to $4.1 million for the year ended December 31, 2009 from $428,000 for the year ended December 31, 2008. This increase in the loss of real estate owned was primarily attributable to a $3.9 million write down of vacant land in Florida.
     Noninterest expense. Noninterest expense increased by $30.4 million, or 17.8%, to $200.5 million for the year ended December 31, 2009 from $170.1 million for the year ended December 31, 2008. This increase was primarily due to a special assessment from the FDIC of $3.3 million, a contribution to our charitable foundation established in connection with our conversion of $13.8 million, an increase in compensation and employee benefits of $4.5 million, an increase in processing expenses of $2.7 million, an increase in marketing expenses of $3.7 million and an increase in federal deposit insurance premiums of $4.4 million. These increases were partially offset by a decrease in amortization of intangible assets of $1.4 million and the prior year penalty on early extinguishment of debt of $705,000. The increases in operating expenses were a result of our continued upgrading of personnel and systems to build customer loyalty, improve loan and deposit mix, establish brand loyalty and build our infrastructure to support additional growth.
     Income taxes. Income tax expense decreased by $10.0 million, or 58.7%, to $7.0 million for the year ended December 31, 2009 from $17.0 million for the year ended December 31, 2008. This decrease is due to a decrease in income before income taxes of $25.5 million and a decrease in the effective tax rate from 26.0% to 17.7%. The decrease in the effective tax rate was primarily due to a higher percentage of tax exempt income to pretax income.
Comparison of Results of Operations for the Years Ended December 31, 2008 and 2007
     General. Net income for the year ended December 31, 2008 was $48.2 million, or $0.44 per diluted share, a decrease of $926,000, or 1.9%, from $49.1 million, or $0.44 per diluted share, for the year ended December 31, 2007. The decrease in net income resulted primarily from an increase in the provision for loan losses of $14.1 million, an increase in noninterest expense of $17.4 million and a decrease of $4.3 million in noninterest income. These items were partially offset by an increase in net interest income of $34.3 million. A discussion of each significant change follows.
     Net income for the year ended December 31, 2008 represents a 7.75% and 0.70% return on average equity and return on average assets, respectively, compared to 8.18% and 0.73% for the year ended December 31, 2007.
     Interest income. Interest income decreased by $7.3 million, or 1.9%, to $388.7 million for the year ended December 31, 2008 from $396.0 million for the year ended December 31, 2007. The decrease in interest income was due to a decrease in the average yield on interest-earning assets, which was partially offset by an increase in the average balance of interest-earning assets. The average rate earned on interest-earnings assets decreased by 0.27%, to 6.05% for the year ended December 31, 2008 from 6.32% for the year ended December 31, 2007. The average balance of interest-earning assets increased by $131.9 million, or 2.1%, to $6.381 billion for the year ended December 31, 2008 from $6.249 billion for the year ended December 31, 2007. An explanation of the growth in interest-earnings assets is discussed in each category below.
     Interest income on loans receivable increased by $11.5 million, or 3.7%, to $327.1 million for the year ended December 31, 2008 from $315.6 million for the year ended December 31, 2007. This increase was attributable to an increase in the average balance of loans receivable, which was partially offset by a decrease in the average yield on loans receivable. Average loans receivable increased by $356.0 million, or 7.6%, to $5.017 billion for the year ended December 31, 2008 from $4.661 billion for the year ended December 31, 2007. This increase was attributable both to our efforts in attracting and maintaining quality consumer and commercial loan relationships as well as continued strong loan demand throughout our market area. During the year we increased commercial loan balances by $213.3 million, or 16.7%, and consumer home equity loans by $43.6 million, or 4.4%. The average yield on loans receivable decreased by 0.28%, to 6.47% for the year ended December 31, 2008, from 6.75% for the year ended December 31, 2007. This decrease is primarily due to our variable rate loans repricing in a generally lower interest rate environment.
     Interest income on mortgage-backed securities increased $5.3 million, or 18.1%, to $34.7 million for the year ended December 31, 2008 from $29.4 million for the year ended December 31, 2007. This increase was attributable to an increase in the average balance of mortgage-backed securities, which was partially offset by a decrease in the mortgage-backed securities average yield. The average mortgage-backed securities balance increased by $148.2 million, or 25.4%, to $732.3 million for the year ended December 31, 2008 from $584.1 million for the year ended December 31, 2007. The increase in the average balance was primarily the result of our investing cash flows during the first six months of the year from calls and maturities in the investment portfolio into mortgage-backed securities, many of which were variable rate, in anticipation of interest rates moving higher. The average yield on mortgage-backed securities decreased by 0.29%, to 4.74% for the year ended December 31, 2008, from 5.03% for the year ended December 31, 2007. This decrease in yield is primarily the result of the generally low interest rate environment throughout 2008.
     Interest income on investment securities decreased by $18.5 million, or 45.0%, to $22.7 million for the year ended December 31, 2008 from $41.2 million for the year ended December 31, 2007. This decrease was attributable to a decrease in the average balance of investment securities, as well as a decrease in the yield on investment securities. The average investment securities balance decreased by $341.4 million, or 41.6%, to $478.9 million for the year ended December 31, 2008 from $820.3 million for the year ended December 31, 2007. This decrease was primarily from the November 2007 sale of $120.0 million of investment securities as well as the ongoing sale of zero coupon treasury strips throughout 2008. The average yield decreased by 0.29%, to 4.73% for the year ended December 31, 2008, from 5.02% for the year ended December 31, 2007. This decrease in yield is primarily due to the general decline in market interest rates.
     Interest income on interest-earning deposits decreased by $5.1 million or 65.0%, to $2.8 million for the year ended December 31, 2008 from $7.9 million for the year ended December 31, 2007. This decrease is the result of a decrease in both the average yield and average balance of interest-earning deposits. The average yield decreased by 2.56% to 2.59% from 5.15% as the Federal Reserve continued their campaign for lower targeted federal funds interest rates. The average balance decreased by $45.8 million, or 30.4%, to $104.9 million for the year ended December 31, 2008 from $150.7 million for the year ended December 31, 2007.
     Interest expense. Interest expense decreased by $41.7 million, or 19.8%, to $169.3 million for the year ended December 31, 2008 from $211.0 million for the year ended December 31, 2007. This decrease was attributed to a decrease in the interest rate paid on all funding sources, which was partially offset by an increase in the average balance of interest-bearing liabilities. The average rate paid on all deposit accounts decreased during the year ending December 31, 2008 with savings accounts decreasing from 1.38% for the year ended December 31, 2007 to 1.18% for the year ended December 31, 2008; interest-bearing demand deposits decreasing from 1.58% for the year ended December 31, 2007 to 0.88% for the year ended December 31, 2008; money market demand accounts decreasing from 3.69% for the year ended December 31, 2007 to 2.04% for the year ended December 31, 2008 and certificate accounts decreasing from 4.58% for the year ended December 31, 2007 to 3.93% for the year ended December 31, 2008. In addition to the decrease in the rates paid on deposit accounts there was an overall decrease in the average balance of deposit accounts, which decreased by $258.5 million, or 5.0%, to $4.948 billion for the year ended December 31, 2008 from $5.206 billion for the year ended December 31, 2007. The strategic reduction of certificate accounts was offset by an increase in the average balance of borrowed funds, which increased by $337.4 million, or 88.5%, to $718.7 million for the year ended December 31, 2008, from $381.3 million for the year ended December 31, 2007. The average rate paid on borrowed funds also decreased 78 basis points to 3.74% for the year ended December 31, 2008, from 4.52% for the year ended December 31, 2007. Throughout the year, we utilized alternative funding sources, including borrowings from the Federal Home Loan Bank of Pittsburgh, to extend the maturities of our interest-bearing liabilities while continuing our efforts to control our cost of funds. Interest expense on junior subordinated deferrable interest debentures decreased by $1.9 million, or 26.4%, as the interest rate on the floating rate instruments decreased with a reduction of the three month LIBOR.
     Net interest income. Net interest income increased $34.4 million, or 18.6%, to $219.4 million for the year ended December 31, 2008 from $185.0 million for the year ended December 31, 2007. This increase was a result of the factors previously discussed, primarily due to the cost of funds decreasing more than the asset yield, contributing to a 0.46% increase in net interest margin to 3.43% for the year ended December 31, 2008 from 2.97% for the year ended December 31, 2007.
     Provision for loan losses. Management analyzes the allowance for loan losses as described in the section “Allowance for Loan Losses.” The provision for loan losses increased $14.2 million, or 161.4%, to $22.9 million for the year ended December 31, 2008 from $8.7 million for the year ended December 31, 2007. During the year ended December 31, 2008, we made specific provisions for two large commercial loans located in the Florida region and one large commercial loan located in the Maryland region as well as increasing our provision to reflect deteriorating general economic factors. To the best of management’s knowledge, all known losses as of December 31, 2008 have been recorded.
     Noninterest income. Noninterest income decreased by $4.2 million, or 9.9%, to $38.8 million for the year ended December 31, 2008 from $43.0 million for the year ended December 31, 2007. This decrease in noninterest income was primarily due to an increase in the noncash other-than-temporary impairment of investment securities, which increased by $7.6 million, or 90.3%, to $16.0 million for the year ended December 31, 2008, from $8.4 million for the year ended December 31, 2007 and a noncash impairment of mortgage servicing assets of $2.2 million for the year ended December 31, 2008 compared to a recovery of previous noncash impairment of mortgage servicing assets of $65,000 in the year ended December 31, 2007. In addition, insurance commission income decreased $329,000, or 12.2%, and mortgage banking income decreased $913,000, or 57.9%. Partially offsetting these decreases were increases in service charges and fees, which increased by $4.7 million, or 16.9%, to $32.4 million for the year ended December 31, 2008, from $27.8 million for the year ended December 31, 2007; increases in trust and other financial services income of $495,000, or 8.0%; income from bank owned life insurance of $337,000, or 7.6%; and other operating income of $1.3 million, or 42.0%.
     Noninterest expense. Noninterest expense increased by $17.4 million, or 11.4%, to $170.1 million for the year ended December 31, 2008 from $152.7 million for the year ended December 31, 2007. This increase was primarily due to an increase in compensation and employee benefits of $6.9 million, an increase in processing expenses of $3.6 million, an increase in advertising of $1.8 million, an increase in federal deposit insurance premiums of $3.2 million, an increase in the penalty for early repayment of debt of $705,000 and an increase in other expenses of $467,000. The increases in operating expenses were a result of our continued upgrading of personnel and systems to build customer loyalty and improve our loan mix.
     Income taxes. Income tax expense decreased $488,000, or 2.8%, to $17.0 million for the year ended December 31, 2008 from $17.5 million for the year ended December 31, 2007. This decrease is due to a decrease in income before income taxes of $1.4 million and a decrease in the effective tax rate from 26.2% to 26.0%. The decrease in the effective tax rate was primarily due to a higher percentage of earnings on tax-free assets during the current year.
Asset Quality
     We actively manage asset quality through our underwriting practices and collection procedures. Our underwriting practices tend to focus on optimizing the return of a greater risk classification while collection operatives focus on minimizing losses in the event an account becomes delinquent.
     Collection procedures. Our collection procedures generally provide that when a loan is five days past due, a computer-generated late notice is sent to the borrower requesting payment. If delinquency continues, at 15 days a delinquent notice, plus a notice of a late charge, is sent and personal contact efforts are attempted, either in person or by telephone, to strengthen the collection process and obtain reasons for the delinquency. Also, plans to arrange a repayment plan are made. Personal contact efforts are continued throughout the collection process, as necessary. Generally, if a loan becomes 60 days past due, a collection letter is sent and the loan becomes subject to possible legal action if suitable arrangements to repay have not been made. In addition, the borrower is given information, which provides access to consumer counseling services, to the extent required by regulations of the Department of Housing and Urban Development. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, we may send to the borrower a notice of intent to foreclose, giving 30 days to cure the delinquency. If not cured, foreclosure proceedings are initiated.

     Nonperforming assets. Loans are reviewed on a regular basis and are placed on a nonaccrual status when, in the opinion of management, the collection of additional principal and/or interest is doubtful. Loans are automatically placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is reversed and charged against interest income.
     Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at the lower of the related loan balance or its fair value as determined by an appraisal, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss reserve allocations, the difference is charged against the allowance for loan losses. Any subsequent write-down of real estate owned or loss at the time of disposition is charged against earnings.
     Loans Past Due and Nonperforming Assets. The following table sets forth information regarding our loans 30 days or more past due, nonaccrual loans 90 days or more past due, and real estate acquired or deemed acquired by foreclosure at the dates indicated. When a loan is delinquent 90 days or more, we fully reserve all accrued interest thereon and cease to accrue interest thereafter. As of December 31, 2009, we had two loans that were restructured as a troubled debt restructures that were accruing interest. A large number of one- to four-family residential real estate loans are due on the first day of the month.

	At December 31
	2009	2008	2007	2006	2005
Loans past due 30 days to 59 days:
One- to four-family residential loans	$27,998	$32,988	$27,270	$24,078	$26,290
Multi-family and commercial real estate loans	16,152	18,901	11,331	7,975	4,924
Consumer loans	11,226	11,295	10,550	9,096	12,053
Commercial business loans	3,293	7,700	9,947	4,325	2,450

Total loans past due 30 days to 59 days	58,669	70,884	59,098	45,474	45,717

Loans past due 60 days to 89 days:
One- to four-family residential loans	6,772	7,599	6,077	5,970	9,156
Multi-family and commercial real estate loans	5,811	8,432	4,984	3,846	3,399
Consumer loans	3,029	2,836	2,676	2,833	3,773
Commercial business loans	2,474	3,801	2,550	501	263

Total loans past due 60 days to 89 days	18,086	22,668	16,287	13,150	16,591

Loans past due 90 days or more: (1)
One- to four-family residential loans	29,373	20,435	12,542	10,334	12,179
Multi-family and commercial real estate loans	49,594	43,828	24,323	18,982	21,013
Consumer loans	12,544	9,756	7,582	4,578	8,322
Commercial business loans	18,269	25,184	5,163	6,631	1,502

Total loans past due 90 days or more	109,780	99,203	49,610	40,525	43,016

Total loans 30 days or more past due	$186,535	$192,755	$124,995	$99,149	$105,324

Total real estate owned	$20,257	$16,844	$8,667	$6,653	$4,872
Total loans 90 days or more past due and real estate owned	$130,037	$116,047	$58,277	$47,178	47,888
Total loans 90 days or more past due to net loans receivable	2.10%	1.93%	1.03%	0.92%	0.93%
Total loans 90 days or more past due and real estate owned to total assets	1.63%	1.67%	0.87%	0.72%	0.74%

(1)	We classify as nonperforming all loans 90 days or more delinquent.

     During the year ended December 31, 2009, gross interest income of approximately $12.5 million would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current during the year. No interest income on nonaccrual loans was included in income during the year.
     The following table sets forth loans 90 or more days past due by state (based on borrowers’ residence) at December 31, 2009.

					Commercial
			Consumer		business and
	One- to four-	Percentage	and home	Percentage	commercial real	Percentage		Percentage
	family	(1)	equity	(2)	estate	(3)	Total	(4)
	(Dollars in thousands)
State
Pennsylvania	$21,683	1.1%	$9,571	0.8%	$46,649	4.4%	$77,903	1.9%
New York	386	0.3%	230	0.2%	1,040	0.3%	1,656	0.3%
Ohio	196	0.8%	78	0.5%	496	1.1%	770	0.9%
Maryland	702	0.3%	1,000	2.5%	11,942	7.6%	13,644	3.2%
Florida	6,406	22.3%	1,665	18.4%	7,736	15.7%	15,807	18.2%

Total	$29,373	1.3%	$12,544	0.9%	$67,863	4.2%	$109,780	2.1%

(1)	Percentage of mortgage loans in specified geographic area.

(2)	Percentage of consumer loans in specified geographic area.

(3)	Percentage of commercial loans in specified geographic area.

(4)	Percentage of total loans in specified geographic area.
     Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans considered to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the savings institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention.” At December 31, 2009, we had 237 loans, with an aggregate principal balance of $62.1 million, designated as special mention.
     We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. Our largest classified assets generally are also our largest nonperforming assets.
     The following table sets forth the aggregate amount of our classified assets at the dates indicated.

	At December 31,
	2009	2008	2007
	(In Thousands)
Substandard assets	$206,629	$155,245	$85,526
Doubtful assets	2,258	3,596	4,374
Loss assets	473	64	388

Total classified assets	$209,360	$158,905	$90,288

     Allowance for Loan Losses. Our board of directors has adopted an Allowance for Loan Losses Policy designed to provide management with a systematic methodology for determining and documenting the allowance for loan losses each reporting period. This methodology was developed to provide a consistent process and review procedure to ensure that the allowance for loan losses is in conformity with GAAP, our policies and procedures and other supervisory and regulatory guidelines.

     On an ongoing basis, the Credit Administration department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans. This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis. On an on-going basis the loan officer along with the Credit Administration department grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated. Loans that have been classified as substandard or doubtful are reviewed by the Credit Administration department for possible impairment. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. Our loan grading system for problem loans is described above in “—Classification of Assets.”
     If an individual loan is deemed to be impaired, we determine the proper measurement of impairment for each loan based on one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is more or less than the recorded investment in the loan, we adjust the specific allowance associated with that individual loan accordingly.
     If a substandard or doubtful loan is not considered individually for impairment, it is grouped with other loans that possess common characteristics for impairment evaluation and analysis. This segmentation is accomplished by grouping loans of similar product types, risk characteristics and industry concentration into homogeneous pools. Each pool is then analyzed based on the historical delinquency, charge-off and recovery trends over the past three years which are then extended to include the loss realization period during which the event of default occurs, additional consideration is also given to the current economic, political, regulatory and interest rate environment. This adjusted historical net charge-off amount as a percentage of loans outstanding for each group is used to estimate the measure of impairment.
     The individual impairment measures along with the estimated losses for each homogeneous pool are consolidated into one summary document. This summary schedule along with the supporting documentation used to establish this schedule is prepared monthly and presented to the Credit Committee on a quarterly basis. The Credit Committee is comprised of members of Senior Management from our various departments, including mortgage, consumer and commercial lending, appraising, administration and finance as well as our President and Chief Executive Officer. The Credit Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, discusses lending products, activity, competition and collateral values, as well as economic conditions in general and in each of our market areas. Based on this review and discussion, the appropriate allowance for loan losses is estimated and any adjustments necessary to reconcile the actual allowance for loan losses with this estimate are determined. In addition, the Credit Committee considers whether any changes to the methodology are needed. The Credit Committee also compares our delinquency trends, nonperforming asset amounts and allowance for loan loss levels to its peer group and to state and national statistics. A similar review is also performed by the Risk Management Committee of the board of directors.
     In addition to the reviews by the Credit Committee and the Risk Management Committee, regulators from either the Federal Deposit Insurance Corporation or Pennsylvania State Department of Banking perform a review on an annual basis of the adequacy of the allowance for loan losses and its conformity with regulatory guidelines and pronouncements. The internal audit department also performs a regular review of the detailed supporting schedules for accuracy and reports their findings to the Audit Committee of the board of directors. Any recommendations or enhancements from these independent parties are considered by management and the Credit Committee and implemented accordingly.
     Management acknowledges that this is a dynamic process and consists of factors, many of which are external and beyond management’s control, which can change. The adequacy of the allowance for loan losses is based upon estimates using all the information previously discussed as well as current and known circumstances and events. There is no assurance that actual portfolio losses will not be substantially different than those that were estimated. Management believes that all known losses as of December 31, 2009 and 2008 have been recorded.
     Management utilizes a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses. As part of the analysis, management considered the deteriorating economic data in our markets such as the continued increases in unemployment and bankruptcies as well as the declines in real estate collateral values. In addition, management considered the negative trend in asset quality, loan charge-offs and the allowance for loan losses as a percentage of nonperforming loans. As a result, we increased the allowance for loan losses during the year by $15.5 million, or 28.2%, to $70.4 million, or 1.35% of total loans, at December 31, 2009 from $54.9 million, or 1.06% of total loans, at December 31, 2008. The increase in the allowance for loan losses and the related provision for loan losses is discussed above in the section “Provision for loan losses.”
     Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated. Ratios for the six months ended December 31, 2005 have been annualized.

					Six Months
					Ended	Year Ended
	Years Ended December 31,				December 31,	June 30,
	2009	2008	2007	2006	2005	2005
	(In Thousands)
Net loans receivable	$5,229,062	$5,141,892	$4,795,622	$4,412,441	$4,622,269	$4,376,884
Average loans outstanding	$5,199,829	$5,016,694	$4,660,693	$4,395,274	$4,532,523	$4,234,241

Allowance for loan losses
Balance at beginning of period	$54,929	$41,784	$37,655	$33,411	$31,563	$30,670
Provision for loan losses	41,847	22,851	8,743	8,480	4,722	9,566
Charge offs:
Real estate loans	(6,293)	(3,962)	(2,042)	(1,148)	(282)	(676)
Consumer loans	(5,912)	(6,290)	(5,175)	(5,543)	(3,314)	(5,726)
Commercial loans	(15,611)	(1,358)	(973)	(926)	(43)	(3,071)

Total charge-offs	(27,816)	(11,610)	(8,190)	(7,617)	(3,639)	(9,473)
Recoveries:
Real estate loans	155	140	250	123	4	1
Consumer loans	1,093	1,060	1,073	1,214	455	750
Commercial loans	195	704	134	62	51	49

Total recoveries	1,443	1,904	1,457	1,399	510	800
Acquired through acquisitions	—	—	2,119	1,982	255	—

Balance at end of period	$70,403	$54,929	$41,784	$37,655	$33,411	$31,563

Allowance for loan losses as a percentage of net loans receivable	1.35%	1.07%	0.87%	0.85%	0.72%	0.72%
Net charge-offs as a percentage of average loans outstanding	0.51%	0.19%	0.14%	0.14%	0.14%	0.20%
Allowance for loan losses as a percentage of nonperforming loans	56.49%	55.37%	84.22%	92.92%	77.67%	93.91%
Allowance for loan losses as a percentage of nonperforming loans and real estate owned	54.14%	47.33%	71.70%	79.81%	69.77%	78.33%

     Allocation of Allowance for Loan Losses. The following tables set forth the allocation of allowance for loan losses by loan category at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category. Effective January 1, 2008, we revised our methodology for calculating the allowance for loan losses. Prior to that date, we established the allowance for loan losses based on ranges applicable to various loan categories (as opposed to single amounts applicable to the loan categories), which resulted in our not having an unallocated component of the allowance prior to that date.

	At December 31,
	2009		2008		2007
		% of Total		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)
Balance at end of year applicable to:
Real estate loans	$39,584	87.5%	$29,115	87.6%	$28,854	87.2%
Consumer loans	6,554	5.1	6,125	5.1	6,645	5.4
Commercial business loans	20,073	7.4	15,044	7.3	6,285	7.4

Total allocated allowance	66,211		50,284		41,784
Unallocated	4,192	—	4,645	—	—	—

Total	$70,403	100.0%	$54,929	100.0%	$41,784	100.0%

	At December 31,
	2006		2005
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in Thousands)
Balance at end of year applicable to:
Real estate loans	$17,936	88.8%	$16,875	88.6%
Consumer loans	16,500	6.0	13,991	8.1
Commercial business loans	3,219	5.2	2,545	3.3

Total allocated allowance	37,655		33,411
Unallocated	—	—	—	—

Total	$37,655	100.0%	$33,411	100.0%

(1)	Represents percentage of loans in each category to total loans.
Liquidity and Capital Resources
     Northwest Savings Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the Federal Deposit Insurance Corporation during their regular examinations. The Federal Deposit Insurance Corporation, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The Federal Deposit Insurance Corporation allows us to consider any marketable security, whose sale would not impair our capital adequacy, to be eligible for liquidity. Liquidity is monitored through the use of a standard liquidity ratio of liquid assets to borrowings plus deposits. Using this formula, Northwest Savings Bank’s liquidity ratio was 28.9% as of December 31, 2009. We adjust our liquidity level in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. We also adjust liquidity as appropriate to meet our asset and liability management objectives. Liquidity needs can also be met by temporarily drawing upon lines-of-credit established for such reasons. As of December 31, 2009, Northwest Savings Bank had $1.826 billion of additional borrowing capacity available with the Federal Home Loan Bank of Pittsburgh, including a $150.0 million overnight line of credit, as well as a $141.3 million borrowing capacity available with the Federal Reserve Bank and $75.0 million with a correspondent bank.
     In addition to deposits, our primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition. We manage the pricing of our deposits to maintain a desired deposit balance. In addition, we invest excess funds in short-term interest earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-earning deposits amounted to $1.108 million at

December 31, 2009. For additional information about our cash flows from operating, financing, and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.
     A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing, and financing activities. The primary sources of cash during the current year were net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts, and the funds received from our common stock offering.
     Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds. At December 31, 2009 Northwest Savings Bank had advances of $782.2 million from the Federal Home Loan Bank of Pittsburgh. We borrow from the Federal Home Loan Bank of Pittsburgh to reduce interest rate risk and to provide liquidity when necessary.
     At December 31, 2009, our customers had $345.1 million of unused lines of credit available and $134.6 million in loan commitments. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at December 31, 2009, totaled $1.546 billion. Management believes that a significant portion of such deposits will remain with us.
     The major sources of our cash flows are in the areas of loans, marketable securities, deposits and borrowed funds.
     Deposits are our primary source of externally generated funds. The level of deposit inflows during any given period is heavily influenced by factors outside of management’s control, such as the general level of short-term and long-term market interest rates, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds. Financial institutions, such as Northwest Savings Bank, are also subject to deposit outflows. Our net deposits increased/(decreased) by $586.2 million, $(504.1) million and $9.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of market interest rates. Funds received from loan maturities and principal payments on loans for the years ended December 31, 2009, 2008 and 2007 were $1.650 billion, $1.284 billion and $1.235 billion, respectively. Loan originations for the years ended December 31, 2009, 2008 and 2007 were $2.386 billion, $1.885 billion and $1.742 billion, respectively. We also sell a portion of the loans we originate, and the cash flows from such sales for the years ended December 31, 2009, 2008 and 2007 were $595.3 million, $212.5 million and $250.3 million, respectively.
     We experience significant cash flows from our portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature. Cash flow from the repayment of principal and the maturity of marketable securities for the years ended December 31, 2009, 2008 and 2007 were $297.8 million, $319.1 million and $333.8 million, respectively.
     When necessary, we utilize borrowings as a source of liquidity and as a source of funds for long-term investment when market conditions permit. The net cash flow from the receipt and repayment of borrowings was a net increase/(decrease) of $(170.4) million, $729.2 million and $(65.8) million for the years ended December 31, 2009, 2008 and 2007, respectively.
     Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $15.8 million, $15.8 million and $15.7 million for the ended December 31, 2009, 2008 and 2007, respectively.
     At December 31, 2009, stockholders’ equity totaled $1.317 billion. During 2009 our Board of Directors declared regular quarterly dividends totaling $0.40 per share of common stock.
     Management monitors the capital levels of Northwest Savings Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. Northwest Savings Bank is required by the Pennsylvania State Department of Banking and the Office of Thrift Supervision to meet minimum capital adequacy requirements. At December 31, 2009, Northwest Savings Bank exceeded all regulatory minimum capital requirements and is considered to be “well capitalized.” In addition, as of December 31, 2009, management was not aware of any recommendation by a regulatory authority that, if it were implemented, would have a material effect on liquidity, capital resources or operations.
Regulatory Capital Requirements.
     Northwest Savings Bank is subject to minimum capital requirements established by the Federal Deposit Insurance Corporation. See “Supervision and Regulation—Capital Requirements” and “—Prompt Corrective Action”. The following table summarizes Northwest Savings Bank’s total shareholder’s equity, regulatory capital, total risk-based assets, and leverage and risk-based regulatory ratios at the dates indicated.

	At December 31,
	2009	2008
	(Dollars in Thousands
Total shareholder’s equity (GAAP capital)	$1,086,145	$706,610
Add: accumulated other comprehensive (income)/loss	6,509	22,017
Less: nonqualifying intangible assets	(176,041)	(178,758)

Leverage or Tier 1 capital	$916,613	$549,869
Plus: Tier 2 capital (1)	58,354	54,198

Total risk-based capital	$974,967	$604,067

Average total assets for leverage ratio	$7,246,741	$6,829,557

Net risk-weighted assets including off-balance sheet items	$4,654,570	$4,329,431

Leverage capital ratio	12.65%	8.05%
Minimum requirement (2)	3.00% to 5.00%	3.00% to 5.00%

Risk-based capital ratio	20.95%	13.95%
Minimum requirement	8.00%	8.00%
(Footnotes on following page)

(1)	Tier 2 capital consist of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets as detailed under regulations of the FDIC, and 45% of pre-tax net unrealized gains on securities available-for-sale.

(2)	The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3.00%, and all other institutions will be required to maintain an additional cushion of 100 to 200 basis points.
     Northwest Savings Bank is also subject to capital guidelines of the Pennsylvania Department of Banking. Although not adopted in regulation form, the Department of Banking requires 6% leverage capital and 10% risk-based capital. See “Item 1. Business—Supervision and Regulation—Capital Requirements” and “—Prompt Corrective Action”.

Contractual Obligations
     We are obligated to make future payments according to various contracts. The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2009.

	Payments Due
		One year to less	Three years to less	Five years or
	Less than one year	than three years	than five years	greater	Total
	(In Thousands)
Contractual Obligations at December 31, 2009
Long-term debt (1)	$151,611	$305,000	$250,085	$190,630	$897,326
Junior subordinated debentures (2)	—	—	—	103,094	103,094
Operating leases (3)	4,063	6,279	4,034	9,327	23,703

Total	$155,674	$311,279	$254,119	$303,051	$1,024,123

Commitments to extend credit	$134,620	$—	$—	$—	$134,620

(1)	See Note 11 to the consolidated financial statements, Borrowed Funds, for additional information.

(2)	See Note 22 to the consolidated financial statements, Junior Subordinated Debentures/Trust Preferred Securities, for additional information.

(3)	See Note 8 to the consolidated financial statements, Premises and Equipment, for additional information.
Impact of Inflation and Changing Prices
     The Consolidated Financial Statements and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to positively affect net interest income. Similarly, during a period of falling interest rates, a negative gap would tend to positively affect net interest income while a positive gap would tend to adversely affect net interest income.
     Our policy in recent years has been to reduce our exposure to interest rate risk generally by better matching the maturities of our interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of our interest-earning assets. We (i) purchase adjustable-rate investment securities and mortgage-backed securities which at December 31, 2009 totaled $575.8 million; and (ii) originate adjustable-rate mortgage loans, adjustable-rate consumer loans, and adjustable-rate commercial loans, which at December 31, 2009, totaled $1.062 billion or 20.0% of our total loan portfolio. Of our $7.412 billion of interest-earning assets at December 31, 2009, $2,858 billion, or 38.6%, consisted of assets with adjustable rates of interest. When market conditions are favorable, we also attempt to reduce interest rate risk by lengthening the maturities of our interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, and by promoting longer-term certificates of deposit.
     At December 31, 2009, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $469.4 million, representing a cumulative negative one-year gap ratio of 115.32%. We have an Asset/Liability Committee with members consisting of various individuals from Senior Management. This committee meets monthly in an effort to effectively manage our balance sheet and to monitor activity and set pricing. We also have a Risk Management Committee comprised of certain members of the Board of Directors, which among other things, is responsible for reviewing our level of interest rate risk. The Committee meets quarterly and, as part of their risk management assessment, reviews interest rate risks and trends, our interest sensitivity position and the liquidity and market value of our investment portfolio.
     The following table sets forth, on an amortized cost basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009, which are expected to reprice or mature, based upon certain assumptions, in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of the term of repricing or the contractual term of the asset or liability. Management believes that these assumptions approximate the standards used in the savings industry and considers them appropriate and reasonable.

	Amounts Maturing or Repricing
	Within 1	Over 1-3	Over 3-5	Over 5-10	Over 10-	Over 20
	Year	Year	Year	Year	20 Years	Years	Total
	(Dollars in Thousands)
Rate-sensitive assets:
Interest earning demand	$1,038,525	$—	$—	$—	$—	$—	$1,038,525
Mortgage-backed securities:
Fixed rate	47,764	60,206	33,771	48,260	—	—	190,001
Variable-rate	447,790	42,294	53,572	—	—	—	543,656
Investment securities	75,829	123,146	37,856	96,601	—	—	333,432
Real estate loans:
Adjustable rate	57,775	781	—	—	—	—	58,556
Fixed-rate	367,150	592,299	471,859	692,864	160,004	—	2,284,176
Home equity lines of credit	235,902	—	—	—	—	—	235,902
Education loans	32,860	—	—	—	—	—	32,860
Other consumer loans	352,223	443,104	223,406	66,381	—	—	1,085,114
Commercial loans	877,589	517,418	209,734	5,146	—	—	1,609,887

Total rate-sensitive assets	$3,533,407	$1,779,248	$1,030,198	$909,252	$160,004	$—	$7,412,109

Rate-sensitive liabilities:
Fixed maturity deposits	$1,547,715	$956,987	$106,152	$13,772	$115	$—	$2,624,741
Money market deposit accounts	783,426	—	—	—	36,650	—	820,076
Savings Accounts	279,000	392,000	—	—	253,461	—	924,461
Checking Accounts	299,000	304,000	—	—	—	652,146	1,255,146
FHLB advances	36,620	305,228	250,207	190,166	—	—	782,221
Other Borrowings	115,105	—	—	—	—	—	115,105
Trust Preferred Debentures	3,094	—	25,000	75,000	—	—	103,094

Total rate-sensitive liabilities	$3,063,960	$1,958,215	$381,359	$278,938	$290,226	$652,146	$6,624,844

Interest sensitivity gap per period	$469,447	$(178,967)	$648,839	$630,314	$(130,222)	$(652,146)	$787,265

Cumulative interest sensitivity gap	$469,447	$290,480	$939,319	$1,569,633	$1,439,411	$787,265	$787,265

Cumulative interest sensitivity gap as a percentage of total assets	5.85%	3.62%	11.70%	19.56%	17.94%	9.81%	9.81%

Cumulative interest-earning assets as a percent of cumulative interest-bearing liabilities	115.32%	105.78%	117.38%	127.62%	124.10%	111.88%	111.88%

     We have an Asset/Liability Committee, consisting of several members of management, which meets monthly to review market interest rates, economic conditions, the pricing of interest earning assets and interest bearing liabilities and our balance sheet structure. On a quarterly basis, this committee also reviews our interest rate risk position and our cash flow projections.
     Our Board of Directors has a Risk Management Committee, which meets quarterly and reviews interest rate risks and trends, our interest sensitivity position, our liquidity position and the market risk inherent in our investment portfolio.
     In an effort to assess market risk, we use a simulation model to determine the effect of immediate incremental increases and decreases in interest rates on net income and the market value of our equity. Certain assumptions are made regarding loan prepayments and decay rates of passbook and NOW accounts. Because it is difficult to accurately project the market reaction of depositors and borrowers, the effect of actual changes in interest on these assumptions may differ from simulated results. We have established the following guidelines for assessing interest rate risk:
     Net income simulation. Given a non-parallel shift of 200 basis points in interest rates (a basis point equals one hundreds of one percent), the estimated net income may not decrease by more than 20% within a one-year period.
     Market value of equity simulation. The market value of our equity is the present value of our assets and liabilities. Given a non-parallel shift of 200 basis points in interest rates, the market value of equity may not decrease by more than 30% from the computed economic value of current interest rate levels.
     The following table illustrates the simulated impact of a non-parallel 1% or 2% upward or 1% or 2% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. These analyses were prepared assuming that total interest-earning asset levels at December 31, 2009 remain constant, while $825.0 million of interest-earning deposits will be deployed to other interest-earning assets over the next 12 months. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from December 31, 2009 levels.

Non-Parallel Shift in Interest Rates
	Increase		Decrease
Shift in interest rates over the next 12 months	1.0%	2.0%	1.0%	2.0%
Projected percentage increase/(decrease) in net income	6.9%	10.7%	(8.5)%	(18.0)%
Projected increase/(decrease) in return on average equity	0.3%	0.5%	(0.4)%	(0.9)%
Projected increase/(decrease) in earnings per share	$0.04	$0.06	$(0.05)	$(0.11)
Projected percentage increase/(decrease) in market value of equity	(2.4)%	(7.1)%	(2.5)%	(7.4)%
     The figures included in the tables above represent projections that were computed based upon certain assumptions including prepayment rates and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions.
     When assessing our interest rate sensitivity, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates. In preparing the table above, the following assumptions were used: (i) adjustable-rate mortgage loans will prepay at an annual rate of 5% to 10%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 7% to 12%, depending on the type of loan; (iii) commercial loans will prepay at an annual rate of 10% to 18%; (iv) consumer loans held by Northwest Savings Bank will prepay at an annual rate of 18% to 20%; and (v) consumer loans held by NCDC will prepay at an annual rate of 60% to 65%. In regards to our deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) the significant majority of money market accounts will reprice immediately; (iii) savings accounts will gradually reprice over three years; and (iv) and checking accounts will reprice either when the rates on such accounts reprice as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates. For purposes of this analysis, management has estimated, based on historical trends, that $299.0 million of our checking accounts and $279.0 million of our savings accounts are interest sensitive and may reprice in one year or less, and that the remainder may reprice over longer time periods.
     The above assumptions used by management are annual percentages based on remaining balances and should not be regarded as indicative of the actual prepayments and withdrawals that we may experience. Moreover, certain shortcomings are inherent in the analysis presented by the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates. Additionally, certain assets, such as some adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Moreover, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.
     In addition, we regularly measure and monitor the market value of our net assets and the changes therein. While fluctuations are expected because of changes in interest rates, we have established policy limits for various interest rate scenarios. Given interest rate shocks of +/-100 to +/-300 basis points the market value of net assets is not expected to decrease by more than -15% to -30%.
Off-Balance Sheet Arrangements
     As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we routinely enter into commitments to purchase and sell mortgage loans.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control – Integrated Framework. Based on such assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based upon those criteria.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Report and has issued a report with respect to the effectiveness of the Company’s internal control over financial reporting.

/s/ William J. Wagner	/s/ William W. Harvey, Jr.

William J. Wagner	William W. Harvey, Jr.
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Northwest Bancshares, Inc.:
We have audited Northwest Bancshares, Inc.’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Northwest Bancshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 16, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

KPMG LLP
Pittsburgh, Pennsylvania
March 16, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Northwest Bancshares, Inc.:
We have audited the accompanying consolidated statements of financial condition of Northwest Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Bancshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and their cash flows for each of the years in the three-year period then ended in conformity with U.S. generally accepted accounting principles.
As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for other-than-temporary impairment for debt securities in 2009, due to the adoption of FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than-Temporary Impairments”, codified within FASB ASC Subtopic 320-10.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Northwest Bancshares, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of Northwest Bancshares, Inc.’s internal control over financial reporting.
/s/ KPMG LLP

KPMG LLP
March 16, 2010

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Amounts in thousands, excluding share data)

	December 31
	2009	2008
Assets
Cash	$69,265	$55,815
Interest earning deposits in other financial institutions	1,037,893	16,795
Federal funds sold and other short-term investments	632	7,312
Marketable securities available-for-sale (amortized cost of $1,059,177 and $1,144,435)	1,067,089	1,139,170
Loans receivable, net of allowance for loan losses of $70,403 and $54,929	5,229,062	5,141,892
Accrued interest receivable	25,780	27,252
Real estate owned, net	20,257	16,844
Federal Home Loan Bank stock at cost	63,242	63,143
Premises and equipment, net	124,316	115,842
Bank-owned life insurance	128,270	123,479
Goodwill	171,363	171,363
Other intangible assets	4,678	7,395
Other assets	83,451	43,939

Total assets	$8,025,298	$6,930,241

Liabilities and Shareholders’ Equity
Liabilities:
Deposits	$5,624,424	$5,038,211
Borrowed funds	897,326	1,067,945
Advances by borrowers for taxes and insurance	22,034	26,190
Accrued interest payable	4,493	5,194
Other liabilities	57,412	70,663
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	103,094	108,254

Total liabilities	6,708,783	6,316,457

Commitments and contingent liabilities:
Shareholders’ equity:
Preferred stock, $0.01 and $0.10 par value; 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 and $0.10 par value; 500,000,000 shares authorized; 110,641,858 and 51,244,974, shares issued, respectively	1,106	5,124
Paid-in capital	828,195	218,332
Retained earnings, substantially restricted	508,842	490,326
Accumulated other comprehensive loss, net	(9,977)	(30,575)
Unallocated common stock of Employee Stock
Ownership Plan	(11,651)	—
Treasury stock of 0 and 2,742,800 shares, respectively, at cost	—	(69,423)

Total shareholders’ equity	1,316,515	613,784

Total liabilities and shareholders’ equity	$8,025,298	$6,930,241

See accompanying notes to consolidated financial statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Amounts in thousands, excluding share data)

	Years ended December 31
	2009	2008	2007
Interest income:
Loans receivable	$320,121	$327,128	$315,570
Mortgage-backed securities	27,263	34,694	29,385
Taxable investment securities	5,384	11,828	30,583
Tax-free investment securities	11,054	12,253	12,626
Interest-earning deposits	641	2,756	7,867

Total interest income	364,463	388,659	396,031

Interest expense:
Deposits	$95,394	$137,061	$186,540
Borrowed funds	40,412	32,232	24,475

Total interest expense	135,806	169,293	211,015

Net interest income	228,657	219,366	185,016
Provision for loan losses	41,847	22,851	8,743

Net interest income after provision for loan losses	186,810	196,515	176,273

Noninterest income:
Impairment losses on securities	(12,408)	(16,004)	(8,412)
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	6,311	—	—

Net impairment losses	(6,097)	(16,004)	(8,412)
Gain on sale of investments, net	403	6,037	4,958
Service charges and fees	34,811	32,432	27,754
Trust and other financial services income	6,307	6,718	6,223
Insurance commission income	2,658	2,376	2,705
Gain on sale of loans, net	—	—	728
Loss on real estate owned, net	(4,054)	(428)	(83)
Income from bank owned life insurance	4,791	4,797	4,460
Mortgage banking income	5,594	665	1,578
Non-cash (impairment)/recovery of servicing assets	1,840	(2,165)	65
Gain on bargain purchase of Keystone State Savings Bank	3,503	—	—
Other operating income	3,581	4,324	3,046

Total noninterest income	53,337	38,752	43,022

Noninterest expense:
Compensation and employee benefits	95,594	91,129	84,217
Premises and occupancy costs	21,963	21,924	21,375
Office operations	12,947	13,237	12,788
Processing expenses	21,312	18,652	15,019
Professional services	2,590	2,582	2,778
Amortization of intangible assets	3,020	4,387	4,499
Marketing expenses	9,152	5,500	3,742
Federal deposit insurance premiums	8,309	3,884	663
FDIC special assessment	3,288	—	—
Loss on early extinguishment of debt	—	705	—
Contribution to charitable foundation	13,822	—	—
Other expenses	8,497	8,128	7,661

Total noninterest expense	200,494	170,128	152,742

Income before income taxes	39,653	65,139	66,553
Provision for income taxes:
Federal	5,468	14,739	15,597
State	1,532	2,229	1,859

Total provision for income taxes	7,000	16,968	17,456

Net income	$32,653	$48,171	$49,097

Basic earnings per share	$0.30	$0.44	$0.44

Diluted earnings per share	$0.30	$0.44	$0.44

See accompanying notes to consolidated financial statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2009, 2008 and 2007
(Amounts in thousands, excluding share data)

				Accumulated
				other
				comprehensive	Employee Stock		Total Stockholders’
	Common Stock	Paid-in capital	Retained earnings	income (loss), net	Ownership Plan	Treasury stock	Equity
Balance at December 31, 2006	$5,114	$211,295	$425,024	$(11,609)	$—	$(25,263)	$604,561
Comprehensive income:
Net income	—	—	49,097	—	—	—	49,097
Other comprehensive income, net of tax of ($7,915)	—	—	—	12,425	—	—	12,425

Total comprehensive income	—	—	49,097	12,425	—	—	61,522
Treasury stock repurchases	—	—	—	—	—	(40,825)	(40,825)
Exercise of stock options	5	857	—	—	—	—	862
Stock compensation	—	2,454	—	—	—	—	2,454
Dividends paid ($0.37 per share)	—	—	(15,696)	—	—	—	(15,696)

Balance at December 31, 2007	5,119	214,606	458,425	816	—	(66,088)	612,878
Effect of adoption of pension accounting rules, net of tax of ($319) and $361, respectively	—	—	(499)	572	—	—	73

Beginning balance as adjusted	5,119	214,606	457,926	1,388	—	(66,088)	612,951
Comprehensive income:
Net income	—	—	48,171	—	—	—	48,171
Other comprehensive loss, net of tax of $19,575	—	—	—	(31,963)	—	—	(31,963)

Total comprehensive income	—	—	48,171	(31,963)	—	—	16,208
Treasury stock repurchases	—	—	—	—	—	(3,335)	(3,335)
Exercise of stock options	5	995	—	—	—	—	1,000
Stock compensation	—	2,731	—	—	—	—	2,731
Dividends paid ($0.40 per share)	—	—	(15,771)	—	—	—	(15,771)

Balance at December 31, 2008	5,124	218,332	490,326	(30,575)	—	(69,423)	613,784
Effect of adoption of investment impairment accounting rules, net of tax of $903	—	—	1,676	(1,676)	—	—	—
Comprehensive income:
Net income	—	—	32,653	—	—	—	32,653
Other comprehensive income, net of tax of ($11,696)	—	—	—	22,274	—	—	22,274

Total comprehensive income	—	—	32,653	22,274	—	—	54,927
Exercise of stock options	3	210	—	—	—	—	213
Corporate Reorganization:
Merger of Northwest Bancorp, MHC	(3,054)	3,126	—	—	—	—	72
Treasury stock retired	(275)	(69,148)	—	—	—	69,423	—
Exchange of common stock	(1,798)	1,798	—	—	—	—	—
Proceeds from stock offering, net of offering expenses	1,106	671,737	—	—	—	—	672,843
Stock compensation	—	2,140	—	—	—	—	2,140
Purchase of common stock by ESOP	—	—	—	—	(11,651)	—	(11,651)
Dividends paid ($0.40 per share)	—	—	(15,813)	—	—	—	(15,813)

Balance at December 31, 2009	$1,106	$828,195	$508,842	$(9,977)	$(11,651)	$—	$1,316,515

See accompanying notes to consolidated financial statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements Of Cash Flows
(Amounts in thousands)

	Years ended December 31
	2009	2008	2007
Operating activities:
Net income	$32,653	$48,171	$49,097
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	41,847	22,851	8,743
Net gain on sales of assets	(2,840)	(3,468)	(4,638)
Net depreciation, amortization, and accretion	17,188	16,222	14,572
Increase in other assets	(43,483)	(2,007)	(11,119)
Increase in other liabilities	5,795	3,997	3,799
Net amortization of discounts on marketable securities	(3,854)	(6,382)	(4,396)
Noncash compensation expense related to stock benefit plans	2,140	2,731	2,454
Noncash other-than-temporary impairment of investment securities	6,097	16,004	8,412
Noncash impairment of real estate owned	3,862	—	—
Noncash charitable contribution	12,822	—	—
Noncash impairment/(recovery) of mortgage servicing rights	(1,840)	2,165	(65)
Deferred income tax expense/(benefit)	(8,763)	(6,480)	(750)
Gain on bargain purchase	(3,503)	—	—
Origination of loans held for sale	(574,789)	(234,973)	(252,810)
Proceeds from sales of loans held for sale	595,283	212,535	250,295

Net cash provided by operating activities	78,615	71,366	63,594

Investing activities:
Purchase of marketable securities available-for-sale	(222,905)	(457,776)	(49,102)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	—	—	151,374
Proceeds from maturities and principal reductions of marketable securities available-for-sale	297,807	319,051	182,454
Proceeds from sales of marketable securities available-for-sale	22,346	113,484	105,361
Proceeds from sales of marketable securities held-to-maturity	—	—	15,652
Loan originations	(1,811,403)	(1,649,652)	(1,489,646)
Proceeds from loan maturities and principal reductions	1,650,273	1,283,980	1,234,511
Redemption/(purchase) of Federal Home Loan Bank stock	—	(31,839)	3,715
Proceeds from sale of real estate owned	8,044	7,176	5,316
Sale/(purchase) of real estate owned for investment	(208)	155	(101)
Purchase of premises and equipment	(20,421)	(15,655)	(11,411)
Acquisitions, net of cash received	8,668	—	(25,150)

Net cash (used in)/provided by investing activities	(67,799)	(431,076)	122,973
(Continued)

NORTHWEST BANCSHARES, INC AND SUBSIDIARIES
Consolidated Statements Of Cash Flows
(Amounts in thousands)

	Years ended December 31
	2009	2008	2007
Financing activities:
(Decrease)/increase in deposits, net	$565,388	$(504,123)	$9,737
Proceeds from long-term borrowings	—	645,000	—
Repayments of long-term borrowings	(39,598)	(84,270)	(75,180)
Net (decrease)/ increase in short-term borrowings	(130,831)	168,484	9,342
Increase/(decrease) in advances by borrowers for taxes and insurance	(4,161)	2,031	1,476
Treasury stock repurchases	—	(3,335)	(40,825)
Repayment of junior subordinated debentures	(5,155)	—	—
Cash dividends paid	(15,813)	(15,771)	(15,696)
Net proceeds from common stock offering	658,660	—	—
Purchase of common shares for ESOP	(11,651)	—	—
Proceeds from options exercised, including tax benefit realized	213	1,000	862

Net cash provided by/(used in) financing activities	1,017,052	209,016	(110,284)

Net (decrease)/increase in cash and cash equivalents	$1,027,868	$(150,694)	$76,283

Cash and cash equivalents at beginning of period	$79,922	$230,616	$154,333
Net (decrease)/increase in cash and cash equivalents	1,027,868	(150,694)	76,283

Cash and cash equivalents at end of period	$1,107,790	$79,922	$230,616

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $80,648, $129,275, and $160,291, respectively)	$136,507	$168,455	$210,697
Income taxes	20,833	22,541	16,684

Noncash activities:
Business acquisitions:
Fair value of assets acquired	$12,433	$—	$211,846
Net cash received/ (paid)	8,668	—	(25,150)

Liabilities assumed	$21,101	$—	$186,696

Loan foreclosures and repossessions	$15,511	$15,780	$6,975
Loans transferred to held for investment from held for sale	—	24,827	—
Sale of real estate owned financed by the Company	3,116	614	1,013
     See accompanying notes to consolidated financial statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
(1)	Summary of Significant Accounting Policies
     (a) Nature of Operations
     Northwest Bancshares, Inc. (Company) is a Maryland corporation that was incorporated in September 2009 to be the successor to Northwest Bancorp, Inc. upon completion of the mutual-to-stock conversion of Northwest Bancorp, MHC, its mutual holding Company parent. As a result of the conversion, all share information has been revised to reflect the 2.25 – one conversion rate. Northwest Bancshares, Inc., which is headquartered in Warren, Pennsylvania, is a federal savings and loan holding company for its wholly owned subsidiary, Northwest Savings Bank (Northwest). Northwest offers traditional deposit and loan products through its 171 banking locations in Pennsylvania, New York, Ohio, Maryland, and Florida. Northwest, through its subsidiary Northwest Consumer Discount Company, also offers loan products through 51 consumer finance offices in Pennsylvania.
     Financial information presented is derived in part from the consolidated financial statements of Northwest Bancshares, Inc. and subsidiaries after December 18, 2009, and from the consolidated financial statements of Northwest Bancorp, Inc. and subsidiaries prior to December 18, 2009.
     (b) Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions.
     (c) Cash and Cash Equivalents
     For purposes of the statement of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, interest-bearing deposits in other financial institutions, federal funds sold, and other short-term investments.
     (d) Investment Securities
     The Company classifies marketable securities at the time of purchase as available-for-sale, or trading securities. If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from net earnings and reported as accumulated other comprehensive income, a separate component of shareholders’ equity, net of tax. Securities classified as available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings. The cost of securities sold is determined on a specific identification basis. The Company held no securities classified as trading at or for the years ended December 31, 2009 and 2008.
     The Company regularly reviews its investment securities for declines in value below amortized cost that might be considered “other than temporary.” We consider our intent to sell the investment securities evaluated and the likelihood that we will not have to sell the investment securities before recovery of their cost basis. If impairment exists, credit related impairment losses are recorded in earnings while noncredit related impairment losses are recorded in accumulated other comprehensive income.
     Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold stock of its district FHLB according to a predetermined formula. This stock is recorded at cost and may be pledged to secure FHLB advances.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
     (e) Loans Receivable
     Loans are stated at their unpaid principal balance net of any deferred origination fees or costs and the allowance for estimated loan losses. Interest income on loans is credited to income as earned. Interest earned on loans for which no payments were received during the month is accrued at month end. Accrued interest on loans more than 90 days delinquent is reversed, and such loans are placed on nonaccrual status.
     The Company has identified certain residential loans, which will be sold prior to maturity, as loans held for sale. These loans are recorded at the lower of amortized cost or fair value less estimated cost to sell and at December 31, 2009 and 2008 were $1,164,000 and $18,738,000, respectively.
     Loan fees and certain direct loan origination costs are deferred, and the net deferred fee or cost is then recognized using the level-yield method over the contractual life of the loan as an adjustment to interest income.
     (f) Allowance for Loan Losses and Provision for Loan Losses
     Provisions for estimated loan losses and the amount of the allowance for loan losses are based on losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. Management believes, to the best of their knowledge, that all known losses as of the statement of condition dates have been recorded.
     Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Nonaccrual loans are deemed to be impaired unless fully secured with liquid collateral. In evaluating whether a loan is impaired, management considers not only the amount that the Company expects to collect but also the timing of collection. Generally, if a delay in payment is insignificant (e.g., less than 30 days), a loan is not deemed to be impaired.
     When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s market price or fair value of the collateral if the loan is collateral dependent. Larger loans are evaluated individually for impairment. Smaller balance, homogeneous loans (e.g., primarily consumer and residential mortgages) are evaluated collectively for impairment. Impairment losses are included in the allowance for loan losses. Impaired loans are charged off when management believes that the ultimate collectability of a loan is not likely.
     Interest income on impaired loans is recognized using the cash basis method. Such interest ultimately collected is credited to income in the period of recovery or applied to reduce principal if there is sufficient doubt about the collectability of principal.
     (g) Real Estate Owned
     Real estate owned is comprised of property acquired through foreclosure or voluntarily conveyed by delinquent borrowers. These assets are recorded on the date acquired at the lower of the related loan balance or fair value of the collateral less disposition cost with the fair value being determined by an appraisal. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or the current fair value, less estimated disposition costs. Gains or losses realized from the disposition of such property are credited or charged to noninterest income.
     (h) Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is accumulated on a straight-line basis over the estimated useful lives of the related assets. Estimated lives range from

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
three to thirty years. Amortization of leasehold improvements is accumulated on a straight-line basis over the terms of the related leases or the useful lives of the related assets, whichever is shorter.
     (i) Goodwill
     Goodwill is allocated to reporting units, which are either the Company’s reportable segments or one level below. Goodwill is tested for impairment on an annual basis and between annual tests if events occur, or if circumstances change, that would more likely than not reduce the fair value below its carrying amount. The annual impairment test is based on discounted cash flow models that incorporate variables including growth in net income, discount rates, and terminal values. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized as a non-cash charge. During the current year, the Company also performed additional impairment tests using the market, income and control premium approaches, none of which indicated impairment. We have performed the required goodwill impairment tests and have determined that goodwill is not impaired as of December 31, 2009.
     (j) Core Deposit Intangibles
     The Company engages an independent third party expert to analyze and prepare a core deposit study for all acquisitions. This study reflects the cumulative present value benefit of acquiring deposits versus an alternative source of funding. Based upon this analysis, the amount of the premium related to the core deposits of the business purchased is calculated along with the estimated life of the acquired deposits. The core deposit intangible, which is recorded in other intangible assets, is then amortized to expense on an accelerated basis over an approximate life of seven years.
     (k) Bank-Owned Life Insurance
     The Company owns insurance on the lives of a certain group of key employees and directors. The policies were purchased to help offset the increase in the costs of various fringe benefit plans, including healthcare, as well as the directors deferred compensation plan. The cash surrender value of these policies is included as an asset on the consolidated statements of financial condition, and any increases in the cash surrender value are recorded as noninterest income on the consolidated statements of income. In the event of the death of an insured individual under these policies, after distribution to the insured’s beneficiaries, the Company would receive a death benefit, which would be recorded as noninterest income.
     (l) Deposits
     Interest on deposits is accrued and charged to expense monthly and is paid or credited in accordance with the terms of the accounts.
     (m) Pension Plans
     The Company maintains multiple noncontributory defined benefit pension plans for substantially all of its employees and directors. The net periodic pension cost has been calculated using service cost, interest cost, expected returns on plan assets and net amortization. The Company changed its measurement date to December 31 from October 31 for its defined benefit pension plans effective December 31, 2008 as required by a change in accounting standards.
     (n) Income Taxes
     The Company joins with its wholly owned subsidiaries in filing a consolidated federal income tax return. In accordance with an intercompany tax allocation agreement, the applicable federal income tax expense or benefit is allocated to each subsidiary based upon taxable income or loss calculated on a separate company basis. Each

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
subsidiary is responsible for payment of its own federal income tax liability or receives reimbursement of federal income tax benefit. In addition, deferred taxes are calculated and maintained on a separate company basis.
     The Company accounts for income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities based on the tax rates expected to be in effect when such amounts are realized or settled.
     (o) Stock Related Compensation
     The Company determines the fair value of each option award, estimated on the grant date, using the Black-Scholes-Merton option-pricing model. During the year ended December 31, 2009 the Company awarded 440,458 stock options to employees and 54,000 stock options to directors. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the grant date and options generally vest over a five-year to seven-year period from the grant date. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options is based upon previous option grants. The risk-free rate is based on yields on U.S. Treasury securities of a similar maturity to the expected term of the options. New shares are issued when options granted.
     Stock-based employee compensation expense related to the Company’s recognition and retention plan of $911,000, $1,092,000 and $1,251,000 was included in income before income taxes during the years ended December 31, 2009, 2008 and 2007, respectively. The effect on net income for the years ended December 31, 2009, 2008 and 2007 was a reduction of $592,000, $710,000 and $813,000, respectively. The Company will recognize the remaining expense of $237,000 next year. Total compensation expense for unvested stock options of $1,209,000 has yet to be recognized as of December 31, 2009. The weighted average period over which this remaining stock option expense will be recognized is approximately 2.25 years.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: (1) dividend yields ranging from 1.6% to 5.1% based on historical dividends and market prices; (2) expected volatility of 17% to 33% based on historical volatility; (3) risk-free interest rates ranging from 2.2% to 6.5%; and (4) expected lives of seven to eight years based on previous grants.
     (p) Segment Reporting
     The Company has two reportable segments, Community Banking and Consumer Finance. See note 21 for related disclosures.
     (q) Derivative financial instruments – interest rate swaps
     The Company recognizes all derivative financial instruments as either assets or liabilities in the balance sheet and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to use hedge accounting is required, at inception, to establish the method it will use for assessing the effectiveness of hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the Company’s approach to managing risk.
The Company utilizes interest rate swap agreements as part of the management of interest rate risk to hedge the interest rate risk on the Company’s trust preferred debentures. Amounts receivable or payable are recognized as accrued under the terms of the agreements and the differential is recorded as an adjustment to interest expense. The interest rate swaps are designated as cash flow hedges, with the effective portion of the derivative’s unrealized gain

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
or loss is recorded as a component of other comprehensive income. The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense. See note 22 for related disclosures.
     (r) Off-Balance-Sheet Instruments
     In the normal course of business, the Company extends credit in the form of loan commitments, undisbursed lines of credit, and standby letters of credit. These off-balance-sheet instruments involve, to various degrees, elements of credit and interest rate risk not reported in the consolidated statement of financial condition. We utilize the same underwriting standards for these instruments as other extensions of credit.
     (s) Use of Estimates
     The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. The estimates and assumptions that we deem important to our financial statements relate to the allowance for loan losses, the accounting treatment and valuation of our investment securities portfolio, the analysis of the carrying value of goodwill and income taxes. These estimates and assumptions are based on management’s best estimates and judgment and we evaluate them using historical experience and other factors, including the current economic environment. We adjust our estimates and assumptions when facts and circumstances dictate. Illiquid credit markets and current economic conditions have increased the uncertainty inherent in our estimates and assumptions. As future events cannot be determined, actual results could differ significantly from our estimates.
     (t) Reclassification of Prior Years’ Statements
     Certain items previously reported have been reclassified to conform with the current year’s reporting format.
(2)	Recent Accounting Pronouncements
     New authoritative accounting guidance, FASB ASU No. 2009-17, “Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. The new guidance is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASU No. 2009-17 is not expected to have a material impact on our financial condition or results of operations.
     New authoritative accounting guidance, FASB ASU No. 2009-16, “Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets” makes several significant amendments to FASB ASC Topic 860, “Transfers and Servicing” including the removal of the concept of a qualifying special-purpose entity. The new guidance also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. The new authoritative accounting guidance is effective for fiscal years beginning after November 15, 2009. We do not expect the adoption of FASB ASU No. 2009-16 to have a material impact on our financial condition or results of operations.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
(3) Marketable Securities
     Marketable securities at December 31, 2009 are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
	Cost	Gains	Losses	Fair Value
Available-for-sale:
U.S. government and agencies:
Due in one year or less	$76	$—	$(1)	$75
Government sponsored enterprises:
Due in one year – five years	1,977	153	—	2,130
Due in five years – ten years	21,912	524	—	22,436
Due after ten years	52,667	1,128	(498)	53,297
Equity securities	1,054	191	(118)	1,127
Municipal securities:
Due in one year – five years	3,146	68	—	3,214
Due in five years – ten years	41,170	1,163	—	42,333
Due after ten years	190,812	2,774	(1,677)	191,909
Corporate debt issues:
Due in one year – five years	500	—	—	500
Due after ten years	26,882	168	(10,549)	16,501
Residential mortgage-backed securities:
Fixed rate pass-through	145,363	6,440	(47)	151,756
Variable rate pass-through	231,232	7,894	(85)	239,041
Fixed rate non-agency CMO	18,919	48	(1,788)	17,179
Fixed rate agency CMO	19,994	982	—	20,976
Variable rate non-agency CMO	9,075	—	(1,170)	7,905
Variable rate agency CMO	294,398	2,642	(330)	296,710

Total mortgage-backed securities	718,981	18,006	(3,420)	733,567

Total securities available-for-sale	$1,059,177	$24,175	$(16,263)	$1,067,089

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
     Marketable securities at December 31, 2008 are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
	Cost	Gains	Losses	Fair Value
Available-for-sale:
U.S. government and agencies:
Due in one year or less	$91	$—	$(3)	$88
Government sponsored enterprises:
Due in one year or less	2,985	50	—	3,035
Due in one year – five years	2,962	208	—	3,170
Due in five years – ten years	30,352	2,066	—	32,418
Due after ten years	61,494	8,712	(9)	70,197
Equity securities	954	160	—	1,114
Municipal securities:
Due in one year – five years	460	1	—	461
Due in five years – ten years	43,160	822	(86)	43,896
Due after ten years	224,996	2,707	(4,512)	223,191
Corporate debt issues:
Due after ten years	25,165	214	(9,418)	15,961
Residential mortgage-backed securities:
Fixed rate pass-through	186,659	6,447	(7)	193,099
Variable rate pass-through	276,121	3,136	(2,074)	277,183
Fixed rate CMO	60,119	445	(3,084)	57,480
Variable rate CMO	228,917	48	(11,088)	217,877

Total mortgage-backed securities	751,816	10,076	(16,253)	745,639

Total securities available-for-sale	$1,144,435	$25,016	$(30,281)	$1,139,170

     The following table presents information regarding the issuers and the carrying value of the Company’s mortgage-backed securities at December 31, 2009 and 2008:

	December 31
	2009	2008
Residential mortgage backed securities:
FNMA	$256,981	$288,082
GNMA	126,164	99,354
FHLMC	324,562	320,297
Other (including non-agency)	25,860	37,906

Total residential mortgage-backed securities	$733,567	$745,639

     Marketable securities having a carrying value of $608,459,000 at December 31, 2009, were pledged under collateral agreements. During the years ended December 31, 2009, 2008 and 2007 the Company sold marketable securities classified as available-for-sale for $22,346,000, $113,484,000 and $105,361,000, respectively. The gross realized gains on these sales were $403,000, $6,037,000 and $7,397,000, respectively. The gross realized losses on the sales for the years ended December 31, 2009, 2008 and 2007 were $0, $0 and $2,439,000, respectively. During 2007, due to deterioration in the credit markets, the Company sold the majority of its non-agency corporate debt

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
portfolio. Included therein was $15,277,000 of securities classified as held-to-maturity. The held-to-maturity securities were sold for a net gain of $375,000. In conjunction with the sale of held-to-maturity securities, the Company was required under generally accepted accounting principles to transfer the remaining held-to-maturity portfolio of $649,658,000 to available-for-sale. At the time of transfer, the transferred securities had an unrealized gain of $4,690,000. During the years ended December 31, 2009, 2008 and 2007 the Company recognized non-cash other-than-temporary credit related impairment in its investment portfolio resulting in write-downs of $6,097,000, $16,004,000 and $8,412,000, respectively.
     The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2009:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government and agencies	$17,051	$(490)	$266	$(8)	$17,317	$(498)
Municipal securities	43,897	(598)	10,505	(1,079)	54,402	(1,677)
Corporate issues	—	—	12,058	(10,549)	12,058	(10,549)
Equities	452	(118)	—	—	452	(118)
Residential mortgage-backed securities – non-agency	1,194	(2)	19,451	(2,957)	20,645	(2,959)
Residential mortgage-backed securities – agency	25,752	(181)	43,067	(281)	68,819	(462)

Total temporarily impaired securities	$88,346	$(1,389)	$85,347	$(14,874)	$173,693	$(16,263)

     The decline in the fair value of securities primarily resulted from changes in interest rates and the illiquidity in the marketplace. Regularly, the Company performs an assessment to determine whether there have been any events or economic circumstances to indicate that a security which has an unrealized loss is impaired other-than-temporarily. The assessment considers many factors including the severity and duration of the impairment; recent events specific to the issuer or industry; and for debt securities, external credit ratings, underlying collateral position and recent downgrades. For asset backed securities, the Company evaluates current characteristics of each security such as delinquency and foreclosure levels, credit enhancement and projected losses and coverage. It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future would be, but are not limited to; deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity. For debt securities, credit related other-than-temporary impairment is recognized in earnings, while noncredit related other-than-temporary impairment on securities not expected to be sold is recognized in other comprehensive income. The Company asserts that it does not have the intent to sell these securities and it is more likely than not that it will not have to sell these securities before a recovery of its cost basis. For these reasons, the Company considers the unrealized losses to be temporary impairment losses. There are approximately 220 positions that are temporarily impaired at December 31, 2009. The aggregate carrying amount of cost-method investments, included in available-for-sale, at December 31, 2009 was $1,067,089,000 of which all were evaluated for impairment.
     As of December 31, 2009, we had 10 investments in corporate issues with total book value of $22,607,000 and total fair value of $12,058,000, where book value exceeded carrying value for more than 12 months. These investments were four single issuer trust preferred investments and six pooled trust preferred investments. The single issuer trust preferred investments were evaluated for other-than-temporary impairment by determining the

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
strength of the underlying issuer. In each case, the underlying issuer was “well-capitalized” for regulatory purposes. None of the issuers have deferred interest payments or announced the intention to defer interest payments. We believe the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR is significantly lower than current market spreads. We concluded the impairment of these investments was considered temporary. In making that determination, we also considered the duration and the severity of the losses. The pooled trust preferred investments were evaluated for other-than-temporary impairment considering duration and severity of losses, actual cash flows, projected cash flows, performing collateral, the class of securities we owned and the amount of additional defaults the structure could withstand prior to the security experiencing a disruption in cash flows. None of these investments are projecting near-term cash flow disruptions, nor have any of the investments experienced a cash flow disruption.
     We concluded, based on all facts evaluated, the remaining impairment of these investments, other than the credit related impairment recognized, was considered temporary and management asserts that we do not have the intent to sell these investments and that it is more likely than not we will not have to sell the investments before recovery of their cost basis.
     The following table provides class, book value and ratings information for our portfolio of corporate investments that had an unrealized loss as of December 31, 2009:

		Total
		Book	Fair	Unrealized	Moody’s/
Description	Class	Value	Value	Losses	Fitch Ratings
North Fork Capital (1)	N/A	$1,009	$892	$(117)	Baa2/ BBB
Bank Boston Capital Trust (2)	N/A	988	670	(318)	Baa3/ BB
Reliance Capital Trust	N/A	1,000	814	(186)	Not rated
Huntington Capital Trust	N/A	1,420	586	(834)	Baa3/ BB+
MM Community Funding I	Mezzanine	467	30	(437)	Ca/ CCC
MM Community Funding II	Mezzanine	385	40	(345)	BBB/ BBB
I-Pre TSL I	Mezzanine	1,500	225	(1,275)	Not rated/ BB
I-Pre TSL II	Mezzanine	1,500	225	(1,275)	Not rated/ BB
Pre TSL XIX	Senior A-1	8,853	5,125	(3,728)	A3/ AA
Pre TSL XX	Senior A-1	5,485	3,451	(2,034)	Baa1/ A

		$22,607	$12,058	$(10,549)

(1)	North Fork Bank was acquired by Capital One Financial Corporation

(2)	Bank Boston was acquired by Bank of America
     The following table provides collateral information on pooled trust preferred investments included in the previous table as of December 31, 2009:

				Additional
				Immediate
				Defaults before
		Current		Causing an
	Total	Deferrals	Performing	Interest
	Collateral	and Defaults	Collateral	Shortfall
I-Pre TSL I.	$193,500	$17,500	$176,000	$97,500
I-Pre TSL II	378,000	—	378,000	153,000
Pre TSL XIX.	700,535	115,000	585,535	234,000
Pre TSL XX	580,154	139,000	411,154	141,500

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
     Mortgage-backed securities include agency (Fannie Mae, Freddie Mac and Ginnie Mae) mortgage-backed securities and non-agency collateralized mortgage obligations. We review our portfolio of agency backed mortgage-backed securities quarterly for impairment. As of December 31, 2009, we believe that the impairment within our portfolio of agency mortgage-backed securities is temporary. As of December 31, 2009, we had 12 non-agency collateralized mortgage obligations with total book value of $27,994,000 and total fair value of $25,084,000. During the year ended December 31, 2009, we recognized other-than-temporary credit related impairment of $5,523,000 related to three of these investments. After recognizing the other-than-temporary impairment, our book value on these three investments was $10,128,000, with a fair value of $7,973,000. We determined how much of the impairment was credit related and noncredit related by analyzing cash flow estimates, estimated prepayment speeds, loss severity and conditional default rates. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists. The impairment on the other nine collateralized mortgage obligations, with book value of $17,866,000 and fair value of $17,111,000, were also reviewed considering the severity and length of impairment. After this review, we determined that the impairment on these nine securities was temporary.
     The following table shows issuer specific information, book value, fair value, unrealized losses and other-than-temporary impairment recorded in earnings for our portfolio on non-agency collateralized mortgage obligations as of December 31, 2009:

	Total			Impairment
			Unrealized	Recorded in
Description	Book Value	Fair Value	Losses	Earnings
AMAC 2003-6 2A2	$995	$1,002	$—	$—
AMAC 2003-6 2A8	2,058	2,083	—	—
AMAC 2003-7 A3	1,196	1,194	(2)	—
BOAMS 2005-11 1A8	5,276	4,809	(467)	—
CWALT 2005-J14 A3	6,460	5,144	(1,316)	(348)
CFSB 2003-17 2A2	1,596	1,593	(3)	—
WAMU 2003-S2 A4	1,338	1,354	—	—
CMLTI 2005-10 1A5B	1,588	1,112	(476)	(2,724)
CSFB 2003-21 1A13	250	244	(6)	—
FHASI 2003-8 1A24	3,753	3,541	(212)	—
SARM 2005-21 4A2	2,080	1,717	(363)	(2,451)
WFMBS 2003-B A2	1,404	1,291	(113)	—

	$27,994	$25,084	$(2,958)	$(5,523)

     The follow table sets forth the categories of investment securities held by the Company at December 31, 2009 on which other-than-temporary impairment charges have been recorded in earnings:

	Total			Accumulated
			Unrealized	Impairment
Category	Book Value	Fair Value	Gain/ (Loss)	Charges
Freddie Mac preferred shares	$76	$252	$176	$(7,424)
Trust preferred investments.	16,340	10,266	(6,074)	(8,475)
Non-agency CMOs	10,128	7,973	(2,155)	(5,523)

	$26,544	$18,491	$(8,053)	$(21,422)

     Effective April 1, 2009, we adopted recently issued accounting standards which requires that credit related other-than-temporary impairment on debt securities be recognized in earnings while noncredit related other-than-temporary impairment on debt securities, not expected to be sold, be recognized in other comprehensive income.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
     Noncredit related other-than-temporary impairment losses recognized in prior periods have been reclassified as a cumulative effect adjustment that increased retained earnings and increased accumulated other comprehensive loss as of April 1, 2009. In 2008, $16,004,000 of other-than-temporary impairment charges was recognized, of which $2,579,000 related to noncredit impairment on debt securities. Therefore, the cumulative effect adjustment to retained earnings recorded April 1, 2009 totaled $1,676,000, after tax.
     The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held as of December 31, 2009 and not intended to be sold:

Beginning balance as of January 1, 2009 (a)	$7,901
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	6,057
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	40

Ending balance as of December 31, 2009	$13,998

(a)	The beginning balance represents credit losses included in other-than temporary impairment charges recognized on debt securities in prior periods.
     The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2008:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government and agencies	$—	$—	$1,094	$(12)	$1,094	$(12)
Municipal securities	109,255	(4,598)	—	—	109,255	(4,598)
Corporate issues	8,618	(7,055)	2,573	(2,363)	11,191	(9,418)
Mortgage-backed securities	285,087	(11,625)	80,104	(4,628)	365,191	(16,253)

Total temporarily impaired securities	$402,960	$(23,278)	$83,771	$(7,003)	$486,731	$(30,281)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
(4) Loans Receivable
     Loans receivable at December 31, 2009 and 2008 are summarized in the table below:

	December 31
	2009	2008
Real estate loans:
One-to-four family	$2,371,996	$2,492,940
Home equity	1,080,011	1,035,954
Multi-family and commercial	1,292,145	1,100,218

Total real estate loans	4,744,152	4,629,112
Consumer loans:
Automobile	101,046	102,267
Education	32,860	38,152
Loans on savings accounts	12,209	11,191
Other	127,750	115,913

Total consumer loans	273,865	267,523
Commercial loans	403,589	387,145

Total loans receivable, gross	5,421,606	5,283,780
Deferred loan fees	(7,030)	(5,041)
Allowance for loan losses	(70,403)	(54,929)
Undisbursed loan proceeds (real estate loans)	(115,111)	(81,918)

Total Loan receivable, net	$5,229,062	$5,141,892

     At December 31, 2009, 2008 and 2007, the Company serviced loans for others approximating $1,400,802,000, $1,099,949,000 and $998,285,000, respectively. These loans serviced for others are not assets of the Company and are excluded from the Company’s financial statements.
     At December 31, 2009 and 2008, approximately 78% and 79%, respectively, of the Company’s loan portfolio was secured by properties located in Pennsylvania. The Company does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.
     Loans receivable at December 31, 2009 and 2008 include $1,611,566,000 and $1,300,990,000 of adjustable rate loans and $3,810,040,000 and $3,982,790,000, respectively, of fixed rate loans.
     The Company’s exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. The Company uses the same credit policies in making commitments for off-balance-sheet financial instruments as it does for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of December 31, 2009 and 2008 are presented in the following table:

	December 31
	2009	2008
Loan commitments	$134,620	$116,330
Undisbursed lines of credit	298,459	273,670
Standby letters of credit	44,283	15,821

	$477,362	$405,821

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
case basis. The amount of collateral obtained by the Company upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies but generally may include cash, marketable securities, real estate and other property.
     Outstanding loan commitments at December 31, 2009, for fixed rate loans, were $82,377,000. The interest rates on these commitments approximate market rates at December 31, 2009. Outstanding loan commitments at December 31, 2009 for adjustable rate loans were $52,243,000. The fair values of these commitments are affected by fluctuations in market rates of interest.
     The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. As of December 31, 2009, the maximum potential amount of future payments the Company could be required to make under these standby letters of credit is $44,283,000, of which $41,918,000 is fully collateralized. A liability (which represents deferred income) of $355,000 and $162,000 has been recognized by the Company for the obligations as of December 31, 2009 and 2008, respectively, and there are no recourse provisions that would enable the Company to recover any amounts from third parties.
     The Company automatically places loans on nonaccrual status when they become more than 90 days contractually delinquent or when the paying capacity of the obligor becomes inadequate to meet the requirements of the contract. When a loan is placed on nonaccrual, all previously accrued and uncollected interest is reversed against current period interest income. Nonaccrual loans at December 31, 2009, 2008 and 2007 were $124,626,000, $99,203,000 and $49,610,000, respectively.
     A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of the three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment. Impaired loans at December 31, 2009, 2008 and 2007 were $124,626,000, $99,203,000 and $49,610,000, respectively. Average impaired loans during the years ended December 31, 2009, 2008 and 2007 were $115,430,000, $72,434,000 and $41,179,000, respectively. Specific allowances allocated to impaired loans were $19,092,000 at December 31, 2009.
     During the year ended December 31, 2009, the Company modified four loans that would be considered troubled debt restructures. The first, $5,976,000 with a $598,000 specific reserve, was a participation loan for a hotel in Maryland where the Company was not the lead lender and had no commitments to lend additional funds. The second, $3,655,000 with a $313,000 specific reserve, was a land development loan in southwestern Pennsylvania where the Company has commitments to lend an additional $2,495,000. The third, $3,154,000 with a $2,009,000 specific reserve, was a condominium project in Gainesville, Florida with no commitments to lend additional funds. The fourth, $708,000 with no specific reserve, was a commercial loan to an entity located in northwestern Pennsylvania with no commitments to lend additional funds. There were no other commitments to lend additional funds to borrowers on nonaccrual status.
     Mortgage servicing assets are recorded when the underlying loan is sold. Upon sale, the mortgage servicing right (“MSR”) is established, which represents the then fair value of future net cash flows expected to be

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
realized for performing the servicing activities. The fair value of the MSRs are estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors , which are determined based on current market conditions. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio. MSRs are amortized against mortgage banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.
     Capitalized MSRs are evaluated for impairment based on the estimated fair value of those rights. The MSRs are stratified by certain risk characteristics, primarily loan term and note rate. If temporary impairment exists within a risk stratification tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the fair value. If it is later determined all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced.
     The following table shows changes in MSRs as of and for the year ended December 31, 2009:

			Net Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value
Balance at December 31, 2008	$8,660	$(2,380)	$6,280
Additions/ (reductions)	4,912	1,840	6,752
Amortization	(5,002)	—	(5,002)

Balance at December 31, 2009	$8,570	$(540)	$8,030

(5) Accrued Interest Receivable
     Accrued interest receivable as of December 31, 2009 and 2008 is presented in the following table:

	December 31
	2009	2008
Investment securities	$2,815	$3,672
Mortgage-backed securities	2,362	2,997
Loans receivable	20,603	20,583

	$25,780	$27,252

(6) Allowance for Loan Losses
     Changes in the allowance for losses on loans receivable for the years ended December 31, 2009, 2008 and 2007 are presented in the following table:

	Years ended December 31,
	2009	2008	2007
Balance, beginning of year	$54,929	$41,784	$37,655
Provision	41,847	22,851	8,743
Charge-offs	(27,816)	(11,610)	(8,190)
Acquisitions	—	—	2,119
Recoveries	1,443	1,904	1,457

Balance, end of year	$70,403	$54,929	$41,784

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
     While management uses available information to provide for losses, future additions to the allowance may be necessary based on changes in economic conditions. Current economic conditions have increased the uncertainty inherent in our estimates and assumptions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
(7) Federal Home Loan Bank Stock
     The Company’s banking subsidiary is a member of the Federal Home Loan Bank system. As a member, we are required to maintain an investment in the capital stock of the FHLB, at cost, in an amount not less than 4.75% of borrowings outstanding plus 0.75% of unused FHLB borrowing capacity. During the quarter ended December 31, 2008, the FHLB suspended paying dividends on its capital stock as well as the repurchase of excess stock owned by its members. Published reports indicate that the FHLB may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of the FHLB could be substantially diminished or reduced to zero. Consequently, there is a risk that the capital requirements for its members could be increased and that our investment in the FHLB common stock could be deemed other-than-temporarily impaired in the future.
(8) Premises and Equipment
     Premises and equipment at December 31, 2009 and 2008 are summarized by major classification in the following table:

	December 31
	2009	2008
Land and land improvements	$16,382	$14,292
Office buildings and improvements	116,439	106,561
Furniture, fixtures and equipment	91,626	82,574
Leasehold improvements	10,920	10,990

Total, at cost	235,367	214,417
Less accumulated depreciation and amortization	(111,051)	(98,575)

Premises and equipment, net	$124,316	$115,842

     Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $12,106,000, $11,984,000 and $9,264,000, respectively.
     Premises used by certain of the Company’s branches and offices are occupied under formal operating lease arrangements. The leases expire on various dates through 2027. Minimum annual rentals by fiscal year are summarized in the following table:

2010	$4,063
2011	3,570
2012	2,709
2013	2,242
2014	1,792
Thereafter	9,327

$23,703

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
     Rental expense for the years ended December 31, 2009, 2008 and 2007 was $4,901,000, $5,017,000 and $4,555,000, respectively.
(9) Goodwill and Other Intangible Assets
     The following table provides information for intangible assets subject to amortization for the years ended December 31, 2009 and 2008:

	December 31
	2009	2008
Amortized intangible assets:
Core deposit intangibles — gross	$30,275	$30,275
Acquisitions	303	—
Less accumulated amortization	(26,108)	(23,172)

Core deposit intangibles — net	$4,470	$7,103

Customer contract intangible assets — gross	$1,731	$1,731
Acquisitions	—	—
Less accumulated amortization	(1,523)	(1,439)

Customer contract intangible assets, net	$208	$292

     The following information shows the actual aggregate amortization expense for the years ended December 31, 2009, 2008 and 2007 as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for each of the five succeeding fiscal years:

For the year ended 12/31/07	$4,499
For the year ended 12/31/08	4,387
For the year ended 12/31/09	3,020
For the year ended 12/31/10	2,270
For the year ended 12/31/11	1,256
For the year ended 12/31/12	693
For the year ended 12/31/13	355
For the year ended 12/31/14	104
     The following table provides information for the changes in the carrying amount of goodwill:

	Community Banks	Consumer Finance	Total
Balance at December 31, 2007	$170,301	$1,313	$171,614
Goodwill acquired	—	—	—
Tax adjustment	(251)	—	(251)
Impairment losses	—	—	—

Balance at December 31, 2008	170,050	1,313	171,363
Goodwill acquired	—	—	—
Impairment losses	—	—	—

Balance at December 31, 2009	$170,050	$1,313	$171,363

     We have performed the required goodwill impairment tests and have determined that goodwill is not impaired as of December 31, 2009 and 2008.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
(10) Deposits
     Deposit balances at December 31, 2009 and 2008 are shown in the table below:

	December 31
	2009	2008
Savings accounts	$924,461	$760,245
Interest-bearing checking accounts	768,110	706,120
Noninterest-bearing checking accounts	487,036	394,011
Money market deposit accounts	820,076	720,375
Certificates of deposit	2,624,741	2,457,460

	$5,624,424	$5,038,211

     The aggregate amount of certificates of deposit with a minimum denomination of $100,000 at December 31, 2009 and 2008 was $628,881,000 and $533,404,000, respectively. Generally, deposits in excess of $250,000 are not federally insured.
     The Company has a minimal amount of brokered deposit obtained from acquisitions in prior years. It is not a practice of the Company to solicit brokered deposits. The Company is a registered participant in the CDARS program and has no customers currently participating.
     The following table summarizes the contractual maturity of the certificate accounts at December 31, 2009 and 2008:

	December 31
	2009	2008
Due within 12 months	$1,545,784	$1,285,695
Due between 12 and 24 months	365,729	590,849
Due between 24 and 36 months	592,298	238,927
Due between 36 and 48 months	58,821	289,001
Due between 48 and 60 months	47,323	37,905
After 60 months	14,786	15,083

	$2,624,741	$2,457,460

     The following table summarizes the interest expense incurred on the respective deposits for the years ended December 31, 2009, 2008 and 2007:

	Years ended December 31,
	2009	2008	2007
Savings accounts	$6,501	$9,159	$10,908
Interest-bearing checking accounts	2,536	6,434	11,038
Money market deposit accounts	8,471	14,726	23,551

Certificate accounts	77,886	106,742	141,043

	$95,394	$137,061	$186,540

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
(11) Borrowed Funds
     Borrowed funds at December 31, 2009 and 2008 are presented in the following table:

	December 31
	2009		2008
	Amount	Avg. Rate	Amount	Avg. Rate
Term notes payable to the FHLB of Pittsburgh:
Due within one year	$36,506	4.35%	$43,708	3.87%
Due between one and two years	160,000	4.11%	36,532	4.36%
Due between two and three years	145,000	3.90%	160,000	4.11%
Due between three and four years	125,000	3.85%	145,000	3.90%
Due between four and five years	125,085	4.03%	125,000	3.85%
Due between five and ten years	190,630	4.17%	315,778	4.11%

	782,221		826,018

Revolving line of credit, Federal Home Loan Bank of Pittsburgh	—	—	146,000	0.59%
Investor notes payable, due various dates in 2009	—	—	4,491	4.99%
Securities sold under agreement to repurchase, due within one year	115,105	1.55%	91,436	1.02%

Total borrowed funds	$897,326		$1,067,945

     Borrowings from the Federal Home Loan Bank of Pittsburgh are secured by the Company’s residential first mortgage loans and other qualifying loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.
     The revolving line of credit with the Federal Home Loan Bank of Pittsburgh carries a commitment of $150,000,000 maturing on December 7, 2011. The rate is adjusted daily by the Federal Home Loan Bank, and any borrowings on this line may be repaid at any time without penalty.
     The securities sold under agreements to repurchase are collateralized by various securities held in safekeeping by the Federal Home Loan Bank of Pittsburgh. The market value of such securities exceeds the value of the securities sold under agreements to repurchase. The average amount of agreements outstanding in the years ended December 31, 2009, 2008 and 2007 was $90,706,000, $88,349,000 and $70,875,000, respectively. The maximum amount of security repurchase agreements outstanding during the years ended December 31, 2009, 2008 and 2007 was $115,342,000, $98,108,000 and $83,432,000, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
(12) Income Taxes
     Total income tax was allocated for the years ended December 31, 2009, 2008 and 2007 as follows:

	Years ended December 31,
	2009	2008	2007
Income before income taxes	$7,000	$16,968	$17,456
Goodwill for prior acquisition	—	(251)	—
Shareholders’ equity for unrealized (loss)/ gain on securities available-for-sale	5,116	(5,916)	4,672
Shareholders’ equity for tax benefit for excess of fair value above cost of stock benefit plans	(17)	(349)	(300)
Shareholders’ equity for pension adjustment	4,626	(9,099)	3,311
Shareholders’ equity for swap fair value adjustment	2,857	(4,590)	—

	$19,582	$(3,237)	$25,139

     Income tax expense (benefit) applicable to income before taxes for the years ended December 31, 2009, 2008 and 2007 consists of:

	Years ended December 31,
	2009	2008	2007
Current	$15,763	$23,448	$18,206
Deferred	(8,763)	(6,480)	(750)

	$7,000	$16,968	$17,456

     A reconciliation from the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income for the years ended December 31, 2009, 2008 and 2007, is as follows:

	Years ended December 31,
	2009	2008	2007
Expected tax rate	35.0%	35.0%	35.0%
Tax-exempt interest income	(11.6)%	(7.4)%	(7.3)%
State income tax, net of federal benefit	2.5%	2.2%	1.9%
Bank-owned life insurance	(4.2)%	(2.6)%	(2.3)%
Non-taxable gain on bargain purchase	(3.1)%	—	—
Other	(0.9)%	(1.2)%	(1.1)%

Effective tax rate	17.7%	26.0%	26.2%

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

	December 31
	2009	2008
Deferred tax assets:
Deferred fee income	$538	$527
Deferred compensation expense	2,072	2,980
Net operating loss carryforwards	1,284	1,352
Bad debts	19,466	14,002
Accrued postretirement benefit cost	688	682
Stock benefit plans	292	375
Marketable securities available for sale	—	2,078
Writedown of investment securities	7,498	6,243
Reserve for uncollected interest	3,591	1,894
Pension expense	587	559
Pension and postretirement benefits	7,434	12,060
Alternative minimum tax credit carryforwards	—	371
Unrealized loss on the fair value of derivatives	1,733	4,590
Charitable contribution carryforward	3,965	—
Other	376	379

	49,524	48,092
Deferred tax liabilities:
Marketable securities available for sale	3,038	—
Purchase accounting	1,659	2,487
Intangible asset	12,760	10,952
Mortgage servicing rights	2,811	2,198
Fixed assets	6,828	6,630
Other	671	621

	27,767	22,888

Net deferred tax asset/ (liability)	$21,757	$25,204

     The Company has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through carryback to taxable income in prior years, future reversals of existing temporary differences, and through future taxable income. Net deferred tax assets of $389,000 were recorded in 2009 related to the acquisition of Keystone State Savings Bank. The Company will continue to review the criteria related to the recognition of deferred tax assets on a regular basis.
     Under provisions of the Internal Revenue Code (“IRC”), Northwest has approximately $3,612,000 of federal net operating losses, which expire in years 2026 through 2029. These net operating losses, which were acquired as part of the Maryland Permanent and Keystone State Savings Bank acquisitions, are subject to annual carryforward limitations imposed by IRC code section 382. We also have $3,965,000 of charitable contribution carryforwards, which expire in 2014. The Company believes the limitations will not prevent the carryforward benefits from being utilized.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
     The Company utilizes a comprehensive model to recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. At December 31, 2009 there were no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate. The Company recognizes interest accrued and penalties (if any) related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2009, the Company did not accrue any interest. At December 31, 2009, the Company had no amount accrued for interest or the payment of penalties.
     The Company is subject to routine audits of our tax returns by the Internal Revenue Service as well as all states in which the Company conducts business. The Internal Revenue Service commenced an examination of our federal income tax returns for the year ended June 30, 2005, the six-month period ended December 31, 2005 and the years ended December 31, 2006 and 2007 in January of 2008 that was completed during 2009. There was no material change to our financial position due to the settlement of this audit. The Company is subject to audit by any state in which we conduct business for the tax periods ended December 31, 2008, 2007 and 2006.
(13) Shareholders’ Equity
     Retained earnings are partially restricted in connection with regulations related to the insurance of savings accounts, which requires Northwest to maintain certain statutory reserves. Northwest may not pay dividends on or repurchase any of its common stock if the effect thereof would reduce retained earnings below the level of adequate capitalization as defined by federal and state regulators.
     In tax years prior to fiscal 1997, Northwest was permitted, under the Internal Revenue Code (the Code), to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at December 31, 2009 and 2008 include approximately $39,107,000 representing such bad debt deductions for which no deferred income taxes have been provided.
(14) Earnings Per Share
     Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the year ended December 31, 2009, 1,321,203 options with a weighted average strike price of $11.32 per share were outstanding, but were excluded from the calculation of earnings per share because they were anti-dilutive. For the year ended December 31, 2008, 1,321,203 options with a weighted average strike price of $11.32 per share were outstanding, but were excluded from the calculation of earnings per share because they were anti-dilutive. There were no anti-dilutive options during 2007. The computation of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 follows:

	Years ended December 31,
	2009	2008	2007
Net income available to common shareholders	$32,653	$48,171	$49,097

Weighted average common shares outstanding	109,078	108,817	110,342
Dilutive potential shares due to effect of stock options	382	529	704

Total weighted average common shares and dilutive potential shares	109,460	109,346	111,046

Basic earnings per share	$0.30	$0.44	$0.44

Diluted earnings per share	$0.30	$0.44	$0.44

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
(15) Employee Benefit Plans
     (a) Pension Plans
     The Company maintains noncontributory defined benefit pension plans covering substantially all employees and the members of its board of directors. Retirement benefits are based on certain compensation levels, age, and length of service. Contributions by the Company are based on an actuarially determined amount to fund not only benefits attributed to service to date but also for those expected to be earned in the future. In addition, the Company has an unfunded Supplemental Executive Retirement Plan (“SERP”) to compensate those executive participants eligible for the Company’s defined benefit pension plan whose benefits are limited by Section 415 of the Internal Revenue Code.
     The Company also sponsors a retirement savings plan in which substantially all employees participate. The Company provides a matching contribution of 50% of each employee’s contribution to a maximum of 6% of the employee’s compensation.
     Total expense for all retirement plans, including defined benefit pension plans, was approximately $9,148,000, $5,957,000 and $6,639,000, for the years ended December 31, 2009, 2008 and 2007, respectively.
     Components of net periodic pension cost and other amounts recognized in other comprehensive income:
     The following tables set forth the net periodic pension cost for the Company’s defined benefit pension plans for the years ended December 31, 2009, 2008 and 2007:

	Years ended December 31,
	2009	2008	2007
Service cost	$5,292	$5,022	$4,958
Interest cost	4,794	4,559	4,094
Expected return on plan assets	(3,866)	(4,988)	(4,409)
Net amortization and deferral	1,677	175	825

Net periodic pension cost	$7,897	$4,768	$5,468

     The following table sets forth other changes in the Company’s defined benefit pension plans’ plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2009	2008	2007
Net loss (gain)	$(11,922)	$25,675	$(8,391)
Prior service cost (credit)	—	(2,184)	—
Amortization of prior service cost	154	(51)	(77)

Total recognized in other comprehensive income	$(11,768)	$23,440	$(8,468)

Total recognized in net periodic pension cost and other comprehensive income/ (loss)	$(3,871)	$28,208	$(3,000)

     The estimated net loss and prior service cost for the Company’s defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic cost over the next year are $872,000 and $160,000, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
     The following table sets forth information for the Company’s defined benefit pension plans’ funded status at December 31, 2009 and 2008:

	December 31
	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$80,769	$73,708
Service cost	5,292	5,022
Interest cost	4,794	4,559
Actuarial (gain) loss	1,264	(675)
Benefits paid	(2,303)	(1,845)

Benefit obligation at end of year	$89,816	$80,769

Change in plan assets:
Fair value of plan assets at beginning of year	$49,036	$62,943
Actual return on plan assets	15,221	(18,394)
Employer contributions	7,815	6,332
Benefits paid	(2,303)	(1,845)

Fair value of plan assets at end of period	$69,769	$49,036

Funded status at end of year	$(20,047)	$(31,733)

     The following table sets forth the assumptions used to develop the net periodic pension cost:

	Years ended December 31,
	2009	2008	2007
Discount rate	6.00%	6.25%	5.75%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
Rate of increase in compensation levels	4.00%	4.00%	4.00%
     The following table sets forth the assumptions used to determine benefit obligations at the end of each period:

	Years ended December 31,
	2009	2008	2007
Discount rate	6.00%	6.00%	6.25%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
Rate of increase in compensation levels	4.00%	4.00%	4.00%
     The expected long-term rate of return on assets is based on the expected return of each of the asset categories, weighted based on the median of the target allocation for each category. We use the Citigroup Pension Liability Index rates matching the duration of our benefit payments as of the measurement date to determine the discount rate.
     The accumulated benefit obligation for the funded defined benefit pension plan was $64,293,000, $57,146,000 and $51,010,000 at December 31, 2009, 2008 and 2007, respectively. The accumulated benefit obligation for all unfunded defined benefit plans was $3,950,000, $3,844,000 and $3,659,000 at December 31, 2009, 2008 and 2007, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
     The following table sets forth information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31
	2009	2008
Projected benefit obligation	$89,816	$80,769
Accumulated benefit obligation	$68,242	$60,990
Fair value of plan assets	$69,769	$49,036
     The Company anticipates making contributions to its defined benefit pension plan between $4,000,000 and $8,000,000 during the fiscal year ending December 31, 2010.
     The investment policy as established by the Plan Administrative Committee, to be followed by the Trustee, is to invest assets based on the target allocations shown in the table below. To meet target allocation ranges set forth by the Plan Administrative Committee, periodically, the assets are reallocated by the Trustee. The investment policy is reviewed periodically to determine if the policy should be changed. Pension assets are conservatively invested with the goal of providing market or better returns with below market risks. Assets are invested in a balanced portfolio composed primarily of equities, fixed income, and cash or cash equivalent investments. The Trustee tries to maintain an approximate asset mix position of 30% to 60% equities and 20% to 50% bonds.
     A maximum of 10% may be invested in any one stock, including the stock of Northwest Bancshares, Inc. The objective of holding equity securities is to provide capital appreciation consistent with the ownership of the common stocks of medium to large companies. Acceptable bond investments are direct or agency obligations of the U.S. Government or investment grade corporate bonds. The average maturity of the bond portfolio shall not exceed 10 years.
     The following table sets forth the weighted average asset allocation of defined benefit plans:

		December 31
	Target Allocation	2009	2008
Debt securities	20 — 50%	26%	38%
Equity securities	30 — 60%	62%	60%
Other	5 — 50%	12%	2%

Total		100%	100%

     All of the assets held by the defined benefit pension plan are measured and recorded at estimated fair value on the Company’s balance sheet on a recurring basis as level 1 assets, as defined by the fair value hierarchy defined in Footnote 16.
     The following table sets forth the pension plan assets as of December 31, 2009:

Mutual funds — debt	$18,277
Mutual funds — equity	$43,370
Cash	$8,122
     The benefits expected to be paid in each year from 2010 to 2014 are $2,339,000, $2,431,000, $2,655,000, $3,074,000 and $3,410,000, respectively. The aggregate benefits expected to be paid in the five years from 2015 to 2019 are $22,537,000. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2009 and include estimated future employee service.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
     (b) Postretirement Healthcare Plan
     In addition to pension benefits, the Company provides postretirement healthcare benefits for certain employees who were employed by the Company as of October 1, 1993 and were at least 55 years of age on that date. The Company uses the accrual method of accounting for postretirement benefits other than pensions.
     Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
     The following tables set forth the net periodic benefit cost for the Company’s postretirement healthcare benefits plan for the years ended December 31, 2009, 2008 and 2007:

	Years ended December 31,
	2009	2008	2007
Service cost	$—	$—	$—
Interest cost	101	98	93
Amortization of net loss	58	43	42

Net period benefit cost	$159	$141	$135

     The following table sets forth other changes in the Company’s postretirement healthcare plan’s plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2009	2008	2007
Net loss (gain)	$(94)	$204	$(22)

Total recognized in other comprehensive income	$(94)	$204	$(22)

Total recognized in net periodic benefit cost and other comprehensive income	$65	$345	$113

     The estimated net loss for the postretirement healthcare benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is $52,000.
     The following table sets forth the funded status of the Company’s postretirement healthcare benefit plan at December 31, 2009 and 2008:

	December 31
	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$1,767	$1,637
Service cost	—	—
Interest cost	101	98
Actuarial (gain) loss	(37)	218
Benefits paid	(154)	(186)

Benefit obligation at end of year	1,677	1,767

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	154	186
Benefits paid	(154)	(186)

Fair value of plan assets at end of year	$—	$—

Funded status at year end	$1,677	$1,767

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
     The assumptions used to develop the preceding information for postretirement healthcare benefits are as follows:

	Years ended December 31,
	2009	2008	2007
Discount rate	6.00%	6.00%	5.75%
Monthly cost of healthcare insurance per beneficiary (1)	322	305	274
Annual rate of increase in healthcare costs	4.00%	4.00%	4.00%

(1)	Not in thousands
     If the assumed rate of increase in healthcare costs was increased by one percentage point to 5% from the level of 4% presented above, the service and interest cost components of net periodic postretirement healthcare benefit cost would increase by $12,000, in the aggregate, and the accumulated postretirement benefit obligation for healthcare benefits would increase by $81,000.
     The following table sets forth amounts recognized in accumulated other comprehensive income:

	Years ended December 31,
	2009	2008	2007
Net loss/ (gain)	$(94)	$204	$634

     The accumulated benefit obligation for the Company’s postretirement healthcare benefit plan at December 31, 2009 and 2008 was $1,677,000 and $1,767,000, respectively.
     The following table sets forth information for plans with an accumulated benefit obligation in excess of plan assets:

	December 31
	2009	2008
Projected benefit obligation	$1,677	$1,767
Accumulated benefit obligation	$1,677	$1,767
Fair value of plan assets	$—	$—
     (c) Employee Stock Ownership Plan
     The Company has an employee stock ownership plan (ESOP) for employees who have attained age 21 and who have completed a 12-month period of employment with the Company during which they worked at least 1,000 hours. The Company can make contributions to the ESOP at the board’s discretion. Company shares would then be purchased periodically in the open market and allocated to employee accounts based on each employee’s relative portion of the Company’s total eligible compensation recorded during the year.
     The Company made a contribution of $3,149,000 to purchase 280,623 shares during the year ended December 31, 2009. No contributions were made and no expense was recognized during the years ended December 31, 2008 and 2007.
     In addition to the aforementioned contribution, the Company loaned the ESOP $11,651,000 to purchase 1,034,377 shares of the Company’s common stock in the open market during December 2009 and $17,200,000 to

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
purchase 1,491,233 shares of the Company’s common stock in the open market during 2010. In order for the ESOP to repay the loan, the Company is expected to make annual cash contributions of approximately $1,500,000 until 2029. Such cash contributions may be reduced by the cash dividends paid on unallocated shares. At December 31, 2009, the loan balances was $11,651,000.
     Shares of the Company’s common stock are held by the ESOP and will be allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. At December 31, 2009, 1,034,377 shares of the Company’s common stock remained unallocated. The fair value of unallocated common stock held by the ESOP at December 31, 2009 was $11,657,000.
     Compensation expense related to the ESOP will be recognized at an amount equal to the number of common shares committed to be allocated by the ESOP to participant’s accounts multiplied by the average fair value of the Company’s common stock during the reporting period. The difference between the fair value of the shares of the Company’s common stock committed to be allocated by the ESOP to participants’ accounts for the period and the average cost of those common shares is recorded as an adjustment to either additional paid-in capital or retained earnings.
     (d) Recognition and Retention Plan
     On November 17, 2004, the Company established a Recognition and Retention Plan for Employees and Outside Directors (RRP) with 652,995 shares authorized. The objective of the RRP is to enable the Company to provide directors, officers, and employees with a proprietary interest in the Company. On March 16, 2005, 626,020 shares were issued with a weighted average grant date fair value per share of $9.52 (total market value of $5,959,000 at issuance). Total common shares forfeited were 20,097, of which, 1,373, 1,541 and 6,881 shares were forfeited during the years ended December 31, 2009, 2008, and 2007, respectively. During 2007, 9,675 shares were issued with a weighted average grant date fair value per share of $12.02 (total market value of $116,000 at issuance). Shares of common stock granted pursuant to the RRP were in the form of restricted stock and generally vest over a five-year period at the rate of 20% per year, commencing one year after the award date. As of December 31, 2009, 80% of the March 16, 2005 issuance vested and 40% of the 2007 issuances have vested. Once shares have vested, they are no longer restricted. Compensation expense, in the amount of the fair market value of the common stock at the date of the grant, will be recognized pro rata over the five years during which the shares are payable. While restricted, the recipients are entitled to all voting and other shareholder rights, except that the shares may not be sold, pledged, or otherwise disposed of and are required to be held in a trust.
     (e) Stock Option Plans
     On May 21, 2008, the Company adopted the 2008 Stock Option Plan. This Plan authorized the grant of stock options and limited stock rights for 3,937,500 shares of the Company’s common stock. On November 19, 2008 the Company granted 54,000 nonstatutory stock options to its outside directors and 454,653 incentive stock options to employees at an exercise price of $9.79 per share. On February 19, 2009 the Company granted 54,000 nonstatutory stock options to its outside directors and 440,458 incentive stock options to employees at an exercise price of $7.48 per share. These options are exercisable for a period of ten years from the grant date with each recipient vesting over a seven year period commencing one year from the grant date.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
     The following table summarizes the activity in the Company’s option plans during the years ended December 31, 2009, 2008 and 2007:

	Years ended December 31,
	2009			2008			2007
		Weighted Average			Weighted Average			Weighted Average
	Number	Exercise Price		Number	Exercise Price		Number	Exercise Price
Balance at beginning of year	3,599,478	$9.39		2,781,806	$8.87		2,503,931	$8.29
Granted	494,458	7.48	(a)	939,998	10.40	(a)	409,064	11.52	(a)
Exercised	(74,374)	4.14	(b)	(122,326)	5.42	(b)	(118,287)	5.63	(b)
Forfeited	—	—		—	—		(12,902)	9.84

Balance at end of year	4,019,562	9.25		3,599,478	9.39		2,781,806	8.87

Exercisable at end of year	2,538,007	9.08		1,919,626	8.39		1,791,608	7.83

(a)	Weighted average fair value of options at grant date: $0.65, $1.36 and $2.28, respectively.

(b)	The total intrinsic value of options exercised was $324,000, $692,000 and $773,000, respectively.
     The aggregate intrinsic value of all options expected to vest and fully vested options at December 31, 2009 is $2,623,000 and $5,623,000, respectively. The following table summarizes the number of options outstanding, number of options exercisable, and weighted average remaining life of all option grants as of December 31, 2009:

	Exercise Price $3.06	Exercise Price $4.35	Exercise Price $5.91	Exercise Price $7.37	Exercise Price $7.48	Exercise Price $9.79
Options outstanding:
Number of options	9,450	277,506	235,944	324,707	494,458	508,653
Weighted average remaining contract life (years)	0.50	1.75	3.00	4.00	9.25	9.00
Options exercisable:
Number of options	9,450	277,506	235,944	324,707	—	101,731
Weighted average remaining contract life (years)	0.50	1.75	3.00	4.00	9.25	9.00

	Exercise Price	Exercise Price	Exercise Price	Exercise Price	Exercise Price	Exercise Price	Exercise Price
	$9.86	$10.19	$11.12	$11.33	$11.51	$12.48	$9.25
Options outstanding:
Number of options	350,552	497,090	431,345	480,794	404,564	4,500	4,019,562
Weighted average remaining contract life (years)	6.00	5.00	8.00	5.00	7.00	7.50	6.21
Options exercisable:
Number of options	279,979	497,090	86,269	480,794	242,738	1,800	2,538,007
Weighted average remaining contract life (years)	6.00	5.00	8.00	5.00	7.00	7.50	3.07
(16) Disclosures About Fair Value of Financial Instruments
     The Company is required to disclosure fair value information about financial instruments whether or not recognized in the consolidated statement of financial condition. Fair value information of certain financial instruments and all nonfinancial instruments is not required to be disclosed. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts reported in the consolidated statement of financial condition approximate fair value for the following financial instruments: cash on

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
hand, interest-earning deposits in other institutions, federal funds sold and other short-term investments, accrued interest receivable, accrued interest payable, and marketable securities available-for-sale.
     The following table sets forth the carrying amount and estimated fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of December 31, 2009 and 2008:

	December 31
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and equivalents	$1,107,790	$1,107,790	$79,922	$79,922
Securities available-for-sale	1,067,089	1,067,089	1,139,170	1,139,170
Loans receivable, net	5,229,062	5,509,279	5,141,892	5,446,835
Accrued interest receivable	25,780	25,780	27,252	27,252
FHLB stock	63,242	63,242	63,143	63,143

Total financial assets	$7,492,963	$7,773,180	$6,451,379	$6,756,322

Financial liabilities:
Savings and checking	$2,999,683	$2,999,683	$2,580,751	$2,580,751
Time deposits	2,624,741	2,689,898	2,457,460	2,500,410
Borrowed funds	897,326	893,749	1,067,945	1,049,399
Trust-preferred securities	103,094	108,051	108,254	116,783
Cash flow hedges – swaps	4,957	4,957	13,114	13,114
Accrued interest payable	4,493	4,493	5,194	5,194

Total financial liabilities	$6,634,294	$6,700,831	$6,232,718	$6,265,651

     Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The following methods and assumptions were used in estimating the fair value of financial instruments at December 31, 2009 and 2008.
     Marketable Securities
     Where available, market values are based on quoted market prices, dealer quotes, and prices obtained from independent pricing services. See the Fair Value Measurements section of this footnote for further detail on how fair values of marketable securities are determined. Refer to note 3 for the detail of the types of investment securities.
     Loans Receivable
     Loans with comparable characteristics including collateral and repricing structures were segregated for valuation purposes. Each loan pool was separately valued utilizing a discounted cash flow analysis. Projected monthly cash flows were discounted to present value using a market rate for comparable loans, which is not considered an exit price. Characteristics of comparable loans included remaining term, coupon interest, and estimated prepayment speeds. Delinquent loans were evaluated separately, given the impact delinquency has on the projected future cash flow of the loan and the approximate discount or market rate.
     Deposit Liabilities
     The estimated fair value of deposits with no stated maturity, which includes demand deposits, money market, and other savings accounts, is the amount payable on demand. Although market premiums paid for

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
depository institutions reflect an additional value for these low-cost deposits, accounting standards prohibit adjusting fair value for any value expected to be derived from retaining those deposits for a future period of time or from the benefit that results from the ability to fund interest-earning assets with these deposit liabilities. The fair value estimates of deposit liabilities do not include the benefit that results from the low-cost funding provided by these deposits compared to the cost of borrowing funds in the market. Fair values for time deposits are estimated using a discounted cash flow calculation that applies contractual cost currently being offered in the existing portfolio to current market rates being offered locally for deposits of similar remaining maturities. The valuation adjustment for the portfolio consists of the present value of the difference of these two cash flows, discounted at the assumed market rate of the corresponding maturity.
     Borrowed Funds
     The fixed rate advances were valued by comparing their contractual cost to the prevailing market cost.
     Trust-Preferred Securities
     The fair value of the trust-preferred securities is calculated using the discounted cash flows at the prevailing rate of interest as affected by the interest rate swap.
     Cash flow hedges – Interest rate swap agreements (“swaps”)
     The fair values of the swaps is the amount the Company would have expected to pay to terminate the agreements and is based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.
     Off-Balance Sheet Financial Instruments
     These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms. At December 31, 2009 and 2008, there was no significant unrealized appreciation or depreciation on these financial instruments.
     Fair Value Measurements
     To determine the fair value of financial assets and liabilities recognized or disclosed at fair value on a recurring basis and certain financial assets and liabilities on a non-recurring basis the Company utilizes a three-level hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest level input that has a significant impact on fair value measurement is used.
     Financial assets and liabilities are categorized based upon the following characteristics or inputs to the valuation techniques:
•	Level 1 – Financial assets and liabilities for which inputs are observable and are obtained from reliable quoted prices for identical assets or liabilities in actively traded markets. This is the most reliable fair value measurement and includes, for example, active exchange-traded equity securities.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
•	Level 2 – Financial assets and liabilities for which values are based on quoted prices in markets that are not active or for which values are based on similar assets or liabilities that are actively traded. Level 2 also includes pricing models in which the inputs are corroborated by market data, for example, matrix pricing.
•	Level 3 – Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Level 3 inputs include the following:
•	Quotes from brokers or other external sources that are not considered binding;
•	Quotes from brokers or other external sources where it can not be determined that market participants would in fact transact for the asset or liability at the quoted price;
•	Quotes and other information from brokers or other external sources where the inputs are not deemed observable.
     The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs used or how the data was calculated or derived. The Company corroborates the reasonableness of external inputs in the valuation process.
     The following table represents assets measured at fair value on a recurring basis as of December 31, 2009:

				Total Assets at Fair
	Level 1	Level 2	Level 3	Value
Equity securities – available for sale	$907	$—	$220	$1,127
Debt securities – available for sale	—	1,058,577	7,385	1,065,962
Derivative fair value interest rate swap	—	(4,957)	—	(4,957)

Total assets	$907	$1,053,620	$7,605	$1,062,132

     The following table represents assets measured at fair value on a recurring basis as of December 31, 2008:

				Total Assets at Fair
	Level 1	Level 2	Level 3	Value
Equity securities – available for sale	$894	$—	$220	$1,114
Debt securities – available for sale	—	1,132,119	5,937	1,138,056
Derivative fair value interest rate swap	—	(13,114)	—	(13,114)

Total assets	$894	$1,119,005	$6,157	$1,126,056

     Debt securities – available for sale – Generally, debt securities are valued using pricing for similar securities, recently executed transactions and other pricing models utilizing observable inputs. The valuation for most debt securities is classified as Level 2. Securities within Level 2 include corporate bonds, municipal bonds, mortgage-backed securities and US government obligations. Certain debt securities which were AAA rated at purchase do not have an active market and as such the Company has used an alternative method to determine the fair value of these securities. The fair value has been determined using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions. As such, securities which otherwise would have been classified as level 2 securities if an active market for those assets or similar assets existed are included herein as level 3 assets. Other debt securities, pooled trust preferred securities rated below AA at purchase, have a fair value based on a discounted cash flow model using similar assumptions to those noted above and accordingly are classified as level 3 assets.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
     Equity securities – available for sale – Level 1 securities include publicly traded securities valued using quoted market prices. Level 3 securities include investments in two financial institutions that provide financial services only to investor banks received as part of previous acquisitions without observable market data to determine the investment’s fair values. These securities can only be sold back to the issuing financial institution at cost.
     Interest rate swap agreements (Swaps) – The fair value of the swaps was the amount the Company would have expected to pay to terminate the agreements and is based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.
     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009:

	Equity Securities	Debt Securities
Balance at January 1, 2009	$220	$5,937
Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	(573)
Included in other comprehensive income	—	2,021
Purchases and sales	—	—
Net transfers in (out) of Level 3	—	—

Balance at December 31, 2009	$220	$7,385

     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

	Equity Securities	Debt Securities
Balance at January 1, 2008	$220	$22,369
Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	(9,522)
Included in other comprehensive income	—	(1,234)
Purchases and sales	—	—
Net transfers in (out) of Level 3	—	(5,676)

Balance at December 31, 2008	$220	$5,937

     Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment and mortgage servicing rights. The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2009:

				Total Assets at
	Level 1	Level 2	Level 3	Fair Value
Loans measured for impairment	$—	$—	$75,933	$75,933
Real estate owned	—	—	20,257	20,257
Mortgage servicing rights	—	—	2,650	2,650

Total assets	$—	$—	$98,840	$98,840

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
     The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2008:

				Total Assets at
	Level 1	Level 2	Level 3	Fair Value
Loans held for sale	$18,738	$—	$—	$18,738
Loans measured for impairment	—	—	9,130	9,130
Mortgage servicing rights	—	—	5,481	5,481

Total assets	$18,738	$—	$14,611	$33,349

     Loans measured for impairment – A loan is considered to be impaired when it is probable that all of the principle and interest due under the original terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral or discounted cash flows when collateral does not exist. The Company measures impairment on all nonaccrual commercial and commercial real estate loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. The Company classifies impaired loans as nonrecurring Level 3.
     Real estate owned – Real estate owned is comprised of property acquired through foreclosure or voluntarily conveyed by delinquent borrowers. These assets are recorded on the date acquired at the lower of the related loan balance or fair value, less estimated disposition costs, with the fair value being determined by appraisal. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or fair value, less estimated disposition costs. The Company classifies Real estate owned as nonrecurring Level 3.
     Mortgage servicing rights – Mortgage servicing rights represent the value associated with servicing residential mortgage loans, when the mortgage loans have been sold into the secondary market and the related servicing has been retained by the Company. The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. Servicing rights and the related mortgage loans are segregated into categories or homogeneous pools based upon common characteristics. Adjustments are made when the estimated discounted future cash flows are less than the carrying value, as determined by individual pool. As such, mortgage servicing rights are classified as nonrecurring Level 3.
     Loans held for sale – Mortgage loans held for sale are recorded at the lower of carrying value or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering. As the fair value is determined by a quoted price from Freddie Mac, and the Company has open delivery contracts with Freddie Mac, the Company classifies loans held for sale as nonrecurring Level 1.
(17) Regulatory Capital Requirements
     The Company’s banking subsidiary is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices must be met. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Company’s banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). At December 31, 2009 and 2008, the Company’s banking subsidiary exceeded all capital adequacy requirements to which they were subject. At December 31, 2009, the maximum amount available for dividend payments by Northwest to the Company, while maintaining its “well capitalized” status, was approximately $109,871,000.
     As of December 15, 2009, the most recent notification from the FDIC categorized Northwest as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s categories.
     The actual, required, and well capitalized levels as of December 31, 2009 and 2008 were as follows:

	December 31, 2009
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$974,967	20.95%	$372,366	8.00%	$465,457	10.00%
Tier I capital (to risk weighted assets)	916,613	19.69%	186,183	4.00%	279,274	6.00%
Tier I capital (leverage) (to average assets)	916,613	12.65%	217,402	3.00%*	362,337	5.00%

	December 31, 2008
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$604,067	13.95%	$346,354	8.00%	$432,943	10.00%
Tier I capital (to risk weighted assets)	549,869	12.70%	173,177	4.00%	259,766	6.00%
Tier I capital (leverage) (to average assets)	549,869	8.05%	204,887	3.00%*	341,478	5.00%

*	The FDIC has indicated that the most highly rated institutions, which meet certain criteria, will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of December 31, 2009 and December 31, 2008, the Company had not been advised of any additional requirements in this regard.
(18) Contingent Liabilities
     The Company and its subsidiaries are subject to a number of asserted and unasserted claims encountered in the normal course of business. Management believes that the aggregate liability, if any, that may result from such potential litigation will not have a material adverse effect on the Company’s financial statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
(19) Components of Comprehensive Income
     The following table sets forth changes in the components of comprehensive income for the years ended December 31, 2009, 2008 and 2007:

	Years ended December 31,
	2009	2008	2007
Unrealized (loss) gain on marketable securities available-for-sale, net of tax of $(1,205), $3,809 and $(6,511), respectively	$2,239	$(5,957)	$10,184
Reclassification adjustment for gains included in net income, net of tax of $238, $2,035 and $1,877, respectively	(443)	(3,183)	(2,938)
Change in fair value of interest rate swaps, net of tax of $(2,857), $4,590 and $0, respectively	5,302	(8,524)	—
Other-than-temporary impairment on securities recorded in other comprehensive income, net of tax of $(3,246), $0 and $0, respectively	6,265	—	—
Defined benefit plans:
Net (loss)/ gain, net of tax of $(4,680), $9,161 and $(3,281), respectively	9,011	(14,330)	5,132
Amortization of prior service costs, net of tax of $54, $(20) and $(30), respectively	(100)	31	47

Other comprehensive income	$22,274	$(31,963)	$12,425

     The following table sets forth the components of accumulated other comprehensive income as of December 31, 2009 and 2008:

	December 31
	2009	2008
Unrealized (loss) gain on marketable securities available-for-sale	$3,196	$(3,189)
Fair value of interest rate swaps	(3,222)	(8,524)
Defined benefit pension plans	(9,951)	(18,862)

Other comprehensive income	$(9,977)	$(30,575)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
(20) Parent Company Only Financial Statements — Condensed
Statements of Financial Condition

	December 31
	2009	2008
Assets
Cash and cash equivalents	$334,984	$20,695
Marketable securities available-for-sale	75	73
Investment in bank subsidiary	1,082,197	706,610
Other assets	7,704	8,021

Total assets	$1,424,960	$735,399

Liabilities and Shareholders’ Equity
Liabilities:
Debentures payable	$103,094	$108,249
Other liabilities	5,351	13,366

Total liabilities	108,445	121,615
Shareholders’ equity	1,316,515	613,784

Total liabilities and shareholders’ equity	$1,424,960	$735,399

Statements of Income

	Years ended December 31,
	2009	2008	2007
Income:
Interest income	$285	359	480
Other income	89	—	—
Dividends from bank subsidiary	16,000	39,000	49,000
Undistributed earnings from equity investment in bank subsidiary	29,471	12,722	4,838

Total income	45,845	52,081	54,318
Expense:
Compensation and benefits	439	380	366
Other expense	13,822	105	159
Interest expense	5,834	5,339	7,250

Total expense	20,095	5,824	7,775

Income before income taxes	25,750	46,257	46,543
Federal and state income taxes	(6,903)	(1,914)	(2,554)

Net income	$32,653	48,171	49,097

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
Statements of Cash Flows

	Years ended December 31,
	2009	2008	2007
Operating activities:
Net income	$32,653	48,171	49,097
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary	(29,471)	(12,722)	(4,838)
Noncash stock benefit plan compensation expense	2,140	2,731	2,454
Noncash charitable contribution	12,822	—	—
Net change in other assets and liabilities	(13,024)	(2,997)	1,636

Net cash provided by operating activities	5,120	35,183	48,349
Investing activities:
Investment in subsidiary	(329,000)	—	—
Acquisition/ purchase of land	(1,908)	—	—
Acquisitions, net of cash received	8,668	—	5,048

Net cash provided by investing activities	(322,240)	—	5,048
Financing activities:
Cash dividends paid	$(15,813)	(15,771)	(15,696)
Treasury stock repurchases	—	(3,335)	(40,825)
Proceeds from common stock offering	658,660	—	—
Purchase of ESOP shares	(11,651)	—	—
Proceeds from options exercised	213	1,000	862

Net cash used in financing activities	631,409	(18,106)	(55,659)

Net increase/ (decrease) in cash and cash equivalents	$314,289	17,077	(2,262)

Cash and cash equivalents at beginning of year	20,695	3,618	5,880
Net increase/ (decrease) in cash and cash equivalents	$314,289	17,077	(2,262)

Cash and cash equivalents at end of year	$334,984	20,695	3,618

(21) Business Segments
     The Company has identified two reportable business segments based upon the operating approach currently used by management. The Community Banking segment includes the savings bank subsidiary of the Company, Northwest Savings Bank, as well as the subsidiaries of the savings bank that provide similar products and services. The savings bank is a community-oriented institution that offers a full array of traditional deposit and loan products, including mortgage, consumer, and commercial loans as well as trust, investment management, actuarial and benefit plan administration, and brokerage services typically offered by a full service financial institution. The Consumer Finance segment is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest Savings Bank. This subsidiary compliments the services of the bank by offering personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through its intercompany borrowing relationship with Allegheny Services, Inc. Net income is primarily used by management to measure segment performance. The following tables provide financial information for these segments. The All Other column represents the parent company, other nonbank subsidiaries, and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)

At or for the year ended
December 31, 2009	Community Banking	Consumer Finance	All Other*	Consolidated
External interest income	$343,717	$20,728	$18	$364,463
Intersegment interest income	3,188	—	(3,188)	—
Interest expense	130,087	3,264	2,455	135,806
Provision for loan losses	38,600	3,247	—	41,847
Noninterest income	51,088	2,173	76	53,337
Noninterest expense	174,466	11,855	14,173	200,494
Income tax expense (benefit)	12,022	1,882	(6,904)	7,000

Net income	$42,818	$2,653	$(12,818)	$32,653

Total assets	$7,895,854	$116,250	$13,194	$8,025,298

At or for the year ended
December 31, 2008	Community Banking	Consumer Finance	All Other*	Consolidated
External interest income	$368,201	$20,452	$6	$388,659
Intersegment interest income	4,959	—	(4,959)	—
Interest expense	163,922	5,186	185	169,293
Provision for loan losses	19,500	3,351	—	22,851
Noninterest income	36,324	2,269	159	38,752
Noninterest expense	158,652	10,990	486	170,128
Income tax expense (benefit)	17,646	1,236	(1,914)	16,968

Net income	$49,764	$1,958	$(3,551)	$48,171

Total assets	$6,792,735	$115,463	$22,043	$6,930,241

At or for the year ended
December 31, 2007	Community Banking	Consumer Finance	All Other*	Consolidated
External interest income	$375,761	$20,266	$4	$396,031
Intersegment interest income	7,991	—	(7,991)	—
Interest expense	195,533	8,232	7,250	211,015
Provision for loan losses	6,000	2,743	—	8,743
Noninterest income	40,250	2,552	220	43,022
Noninterest expense	143,878	8,339	525	152,742
Income tax expense (benefit)	18,607	1,403	(2,554)	17,456

Net income	$59,984	$2,101	$(12,988)	$49,097

Total assets	$6,629,725	$122,657	$(88,866)	$6,663,516

*	Eliminations consist of intercompany interest income and interest expense.
(22) Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Deferrable Interest Debentures (Trust-Preferred Securities) and Interest Rate Swap Agreements
     The Company had three statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust and Penn Laurel Financial Corp. Trust I, a Delaware statutory business trust (the Trusts). The Penn Laurel Financial Corp, Trust I was assumed with the acquisition of Penn Laurel Financial Corporation in June 2007 and was redeemed at par on July 23, 2009. These trusts exist solely to issue preferred securities to third parties for cash, issue common securities to the Company in exchange for capitalization of the Trusts, invest the proceeds from the sale of trust securities in an equivalent amount of debentures of the Company, and engage in other activities that are incidental to those previously listed. The aforementioned trusts are not consolidated. Northwest Bancorp Capital Trust III issued

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 5, 2006 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 30, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%. Northwest Bancorp Statutory Trust IV issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 15, 2006 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 15, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%. Penn Laurel Financial Corp. Trust I issued 5,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on January 23, 2004 (liquidation value of $1,000 per preferred security or $5,000,000) with a stated maturity of January 23, 2034 and floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 2.80%.
     The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities. Northwest Bancorp Capital Trust III holds $51,547,000 of the Company’s junior subordinated debentures due December 30, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2009 was 1.63%. Northwest Bancorp Statutory Trust IV holds $51,547,000 of the Company’s junior subordinated debentures due December 15, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2009 was 2.63%.
     Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts. The Company has the right to defer payment of interest on the subordinated debentures at any time, or from time-to-time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust securities also are deferred. Interest on the subordinated debentures and distributions on the trust securities is cumulative. The Company obligation constitutes a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the trust under the preferred securities.
     The Trusts must redeem the preferred securities when the debentures are paid at maturity or upon an earlier redemption of the debentures to the extent the debentures are redeemed. All or part of the debentures may be redeemed at any time on or after December 31, 2010. Also, the debentures may be redeemed at any time if existing laws or regulations, or the interpretation or application of these laws or regulations, change causing:
•	the interest on the debentures to no longer be deductible by the Company for federal income tax purposes;
•	the trust to become subject to federal income tax or to certain other taxes or governmental charges;
•	the trust to register as an investment company; and
•	the Company to become subject to capital requirements and the preferred securities do not qualify as Tier I capital.
     The Company may, at any time, dissolve any of the Trusts and distribute the debentures to the trust security holders, subject to receipt of any required regulatory approval(s).
     During the quarter ended September 30, 2008, the Company entered into four interest rate swap agreements (swaps). The Company designated each swap as a cash flow hedge and they are intended to protect against the variability of cash flows associated with Trust III and Trust IV. The first two swaps hedge the interest rate risk of Trust III, wherein the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 4.20% to the same counterparty calculated on a notional amount of $25.0 million and the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)
of $25.0 million. The terms of these two swaps are five years and ten years, respectively. The second two swaps hedge the interest rate risk of Trust IV, wherein the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and the Company receives interest of LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million. The terms of these two swaps are seven years and ten years, respectively. The swap agreements were entered into with a counterparty that met the Company’s credit standards and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contracts is not significant.
     At December 31, 2009, the fair value of the swap agreements was $(4,957,000) and was the amount the Company would have expected to pay if the contracts were terminated. There was no material hedge ineffectiveness for this swap.

	December 31,
Liability Derivatives (Included in Other Liabilities)	2009	2008
Cash flow hedges — swaps:
Fair value	$4,957	$13,114
Notional amount	100,000	100,000
Collateral posted	4,957	13,114
     The following table sets forth a summary of guaranteed capital debt securities and junior subordinated deferrable interest debentures held by the trusts as of December 31, 2009 and 2008.

	Capital Debt	December 31,
	Securities	2009	2008
Northwest Bancorp Capital Trust III	$50,000	$51,547	$51,547
Northwest Bancorp Statutory Trust IV	50,000	51,547	51,547
Penn Laurel Financial Corp. Trust I	—	—	5,160

Total	$100,000	$103,094	$108,254

(23) Selected Quarterly Financial Data — Unaudited

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2009:
Interest income	$92,192	$90,966	$90,428	$90,877
Interest expense	34,826	34,561	33,586	32,833

Net interest income	57,366	56,405	56,842	58,044
Provision for loan losses	5,781	11,736	9,830	14,500
Noninterest income	10,075	11,982	13,985	17,295
Noninterest expenses	44,266	47,004	44,987	64,237

Income/ (loss) before income taxes	17,394	9,647	16,010	(3,398)
Income taxes/ (benefit)	5,092	2,356	3,956	(4,404)

Net income	$12,302	$7,291	$12,054	$1,006

Basic earnings per share	$0.11	$0.07	$0.11	$0.01
Diluted earnings per share	$0.11	$0.07	$0.11	$0.01

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(All dollar amounts presented in tables are in thousands)

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2008:
Interest income	$96,821	$97,152	$97,519	$97,167
Interest expense	48,387	43,423	39,819	37,664

Net interest income	48,434	53,729	57,700	59,503
Provision for loan losses	2,294	3,395	6,950	10,212
Noninterest income	12,891	11,644	4,952	9,265
Noninterest expenses	42,427	41,488	42,739	43,474

Income before income taxes	16,604	20,490	12,963	15,082
Income taxes	3,982	6,048	3,140	3,798

Net income	$12,622	$14,442	$9,823	$11,284

Basic earnings per share	$0.12	$0.13	$0.09	$0.10
Diluted earnings per share	$0.12	$0.13	$0.09	$0.10

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2007:
Interest income	$95,592	$98,827	$101,558	$100,054
Interest expense	50,857	53,458	54,468	52,232

Net interest income	44,735	45,369	47,090	47,822
Provision for loan losses	2,006	2,066	2,149	2,522
Noninterest income	10,489	11,366	5,247	15,920
Noninterest expenses	37,876	37,777	38,481	38,608

Income before income taxes	15,342	16,892	11,707	22,612
Income taxes	4,045	4,592	2,121	6,698

Net income	$11,297	$12,300	$9,586	$15,914

Basic earnings per share	$0.10	$0.11	$0.09	$0.15
Diluted earnings per share	$0.10	$0.11	$0.09	$0.15

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There were no significant changes made in our internal controls during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     See Management’s Report On Internal Control Over Financial Reporting — filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 9B.	OTHER INFORMATION
     Not Applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
     The “Proposal I—Election of Directors” section of the Company’s 2010 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The “Proposal I—Election of Directors” section of the Company’s 2010 Proxy Statement is incorporated herein by reference.
     The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

     Set forth below is certain information as of December 31, 2009 regarding equity compensation plans that have been approved by stockholders.

	Number of securities to
	be issued upon exercise		Number of securities
Equity compensation plans	of outstanding options	weighted average	remaining available for
approved by stockholders	and rights	exercise price	issuance under plan

1995 Stock Option Plan	9,450	$3.06	—
2000 Stock Option Plan	1,318,951	7.92	—
2004 Stock Option Plan	1,688,051	10.68	—
2008 Stock Option Plan	1,003,110	8.65	2,934,390

Total	4,019,562	$9.25	2,934,390

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The “Transactions with Certain Related Persons” section of the Company’s 2010 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2010 Proxy Statement is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(1) Financial Statements
     The following documents are filed as part of this Form 10-K.
(A)	Management’s Report on Internal Control Over Financial Reporting

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Report of Independent Registered Public Accounting Firm

(D)	Consolidated Statements of Financial Condition — at December 31, 2009 and 2008

(E)	Consolidated Statements of Income – Years ended December 31, 2009, 2008 and 2007

(F)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2009, 2008 and 2007

(G)	Consolidated Statements of Cash Flows – Years ended December 31, 2009, 2008 and 2007

(H)	Notes to Consolidated Financial Statements.
     (a)(2) Financial Statement Schedules
     None.

     (a)(3) Exhibits

Reference to Prior
Regulation		Filing or Exhibit
S-K Exhibit		Number Attached
Number	Document	Herto
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3	Articles of Incorporation and Bylaws	**

4	Instruments defining the rights of security holders, including indentures	**

9	Voting trust agreement	None

10.1	Amendment and Restatement of Deferred Compensation Plan for Outside Directors Of Northwest Savings Bank and Eligible Affiliates	***

10.2	Retirement Plan for Outside Directors of Northwest Savings Bank and Eligible Affiliates	***

10.3	Amended and Restated Northwest Savings Bank Nonqualified Supplemental Retirement Plan	***

10.4	Employee Stock Ownership Plan	*

10.5	Northwest Bancorp, Inc. 2004 Stock Option Plan	****

10.6	Northwest Bancorp, Inc. 2004 Recognition and Retention Plan	****

10.7	Management Bonus Plan	***

10.8	Northwest Bancorp, Inc. 2008 Stock Option Plan	*****

10.9	Amended and Restated Northwest Savings Bank and Affiliates Upper Managers Bonus Deferred Compensation Plan	***

10.10	Employment Agreement for William J. Wagner	******

10.11	Employment Agreement for William W. Harvey, Jr.	******

10.12	Employment Agreement for Steven G. Fisher	******

10.13	Employment Agreement for Gregory C. LaRocca	******

Reference to Prior
Regulation		Filing or Exhibit
S-K Exhibit		Number Attached
Number	Document	Herto
10.15	Employment Agreement for Timothy A. Huber	10.15

11	Statement re: computation of per share earnings	None

12	Statement re: computation of ratios	Not required

16	Letter re: change in certifying accountant	None

18	Letter re: change in accounting principles	None

***	Subsidiaries of Registrant	***

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of experts and counsel	23

24	Power of Attorney	Not Required

28	Information from reports furnished to State insurance regulatory authorities	None

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-31687), originally filed with the SEC on July 21, 1997, as amended on October 9, 1997 and November 4, 1997.

**	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-161805), filed with the SEC on September 9, 2009.

***	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-23817), filed with the SEC on March 4, 2009.

****	Incorporated by reference to the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on October 6, 2004.

*****	Incorporated by reference to the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on April 11, 2008.

******	Incorporated by reference to the Periodic Report on Form 8-K (File No. 000-23817), filed with the SEC on September 19, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORP, INC.
Date: March 16, 2010	By:	/s/ William J. Wagner
William J. Wagner, Chairman, President and
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 16, 2010	By:	/s/ William J. Wagner
William J. Wagner, Chairman, President, and Chief Executive Officer and Director

Date: March 16, 2010	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr., Executive Vice
President, Finance, Chief Financial Officer (Principal Financial Officer)

Date: March 16, 2010	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert, Senior Vice President,
Controller (Principal Accounting Officer)

Date: March 16, 2010	By:	/s/ John M. Bauer
John M. Bauer, Director

Date: March 16, 2010	By:	/s/ Richard L. Carr
Richard L. Carr, Director

Date: March 16, 2010	By:	/s/ Thomas K. Creal
Thomas K. Creal, III, Director

Date: March 16, 2010	By:	/s/ Robert G. Ferrier
Robert G. Ferrier, Director

Date: March 16, 2010	By:	/s/ A. Paul King
A. Paul King, Director

Date: March 16, 2010	By:	/s/ Joseph F. Long
Joseph F. Long, Director

Date: March 16, 2010	By:	/s/ Richard E. McDowell
Richard E. McDowell, Director

Date: March 16, 2010	By:	/s/ Philip M. Tredway
Philip M. Tredway, Director