Form 10-Q
period 2010-03-31
Northwest Bancshares, Inc.
filed 2010-05-10
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 001-34582
Northwest Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Maryland	27-0950358

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Liberty Street, Warren, Pennsylvania	16365

(Address of principal executive offices)	(Zip Code)
(814) 726-2140
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
     Common Stock ($0.01 par value) 110,703,901 shares outstanding as of April 30, 2010

NORTHWEST BANCSHARES, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS
NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2010	2009
Assets
Cash and due from banks	$66,351	69,265
Interest-earning deposits in other financial institutions	868,361	1,037,893
Federal funds sold and other short-term investments	683	632
Marketable securities available-for-sale (amortized cost of $901,441 and $1,059,177)	911,231	1,067,089
Marketable securities held-to-maturity (fair value of $275,114 and $0)	275,956	—

Total cash and investments	2,122,582	2,174,879

Loans held for sale	181	1,164
Mortgage loans — one- to four- family	2,392,899	2,334,538
Home equity loans	1,073,925	1,067,584
Consumer loans	282,631	286,292
Commercial real estate loans	1,288,584	1,238,217
Commercial business loans	385,455	371,670

Total loans	5,423,675	5,299,465
Allowance for loan losses	(74,836)	(70,403)

Total loans, net	5,348,839	5,229,062

Federal Home Loan Bank stock, at cost	63,242	63,242
Accrued interest receivable	27,209	25,780
Real estate owned, net	22,182	20,257
Premises and equipment, net	123,274	124,316
Bank owned life insurance	129,436	128,270
Goodwill	171,682	171,363
Other intangible assets	5,900	4,678
Other assets	70,284	83,451

Total assets	$8,084,630	8,025,298

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$514,487	487,036
Interest-bearing demand deposits	773,613	768,110
Savings deposits	1,881,216	1,744,537
Time deposits	2,524,132	2,624,741

Total deposits	5,693,448	5,624,424

Borrowed funds	903,905	897,326
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	103,094	103,094
Advances by borrowers for taxes and insurance	25,033	22,034
Accrued interest payable	4,559	4,493
Other liabilities	52,511	57,412

Total liabilities	6,782,550	6,708,783

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 110,680,962 and 110,641,858 shares issued, respectively	1,107	1,106
Paid-in capital	828,623	828,195
Retained earnings	510,932	508,842
Unallocated common stock of employee stock ownership plan	(28,851)	(11,651)
Accumulated other comprehensive loss	(9,731)	(9,977)

	1,302,080	1,316,515

Total liabilities and shareholders’ equity	$8,084,630	8,025,298

See accompanying notes to consolidated financial statements — unaudited

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share amounts)

	Three months ended
	March 31,
	2010	2009
Interest income:
Loans receivable	80,746	80,708
Mortgage-backed securities	6,145	7,405
Taxable investment securities	998	1,546
Tax-free investment securities	2,684	2,932
Interest-earning deposits	565	39

Total interest income	91,138	92,630

Interest expense:
Deposits	21,404	24,637
Borrowed funds	9,700	10,189

Total interest expense	31,104	34,826

Net interest income	60,034	57,804
Provision for loan losses	8,801	5,781

Net interest income after provision for loan losses	51,233	52,023

Noninterest income:
Impairment losses on securities	(437)	—
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	340	—

Net impairment losses	(97)	—
Gain on sale of investments, net	2,083	42
Service charges and fees	8,902	7,871
Trust and other financial services income	1,833	1,348
Insurance commission income	1,142	549
Loss on real estate owned, net	(24)	(3,879)
Income from bank owned life insurance	1,166	1,187
Mortgage banking (loss)/ income	(8)	1,814
Other operating income	860	705

Total noninterest income	15,857	9,637

Noninterest expense:
Compensation and employee benefits	25,856	23,926
Premises and occupancy costs	6,002	5,978
Office operations	3,237	3,013
Processing expenses	5,696	5,308
Marketing expenses	1,443	929
Federal deposit insurance premiums	2,148	1,890
Professional services	728	641
Amortization of other intangible assets	782	844
Real estate owned expense	899	433
Other expenses	1,813	1,304

Total noninterest expense	48,604	44,266

Income before income taxes	18,486	17,394

Federal and state income taxes	5,333	5,092

Net income	13,153	12,302

Basic earnings per share	0.12	0.11

Diluted earnings per share	0.12	0.11

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Three months ended March 31, 2009	Shares	Amount	Capital	Earnings	Income/ (loss)	Stock	Equity
Beginning balance at December 31, 2008	109,052,887	$5,124	218,332	490,326	(30,575)	(69,423)	613,784

Comprehensive income:
Net income	—	—	—	12,302	—	—	12,302
Change in fair value of interest rate swaps, net of tax of $(613)	—	—	—	—	1,138	—	1,138
Change in unrealized loss on securities, net of tax of $(405)	—	—	—	—	633	—	633

Total comprehensive income	—	—	—	12,302	1,771	—	14,073

Exercise of stock options	14,274	1	57	—	—	—	58

Stock compensation expense	—	—	441	—	—	—	441

Dividends paid ($0.10 per share)	—	—	—	(3,951)	—	—	(3,951)

Ending balance at March 31, 2009	109,067,161	$5,125	218,830	498,677	(28,804)	(69,423)	624,405

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
Three months ended March 31, 2010	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2009	110,641,858	$1,106	828,195	508,842	(9,977)	(11,651)	1,316,515

Comprehensive income:
Net income	—	—	—	13,153	—	—	13,153
Change in fair value of interest rate swaps, net of tax of $539	—	—	—	—	(842)	—	(842)
Change in unrealized loss on securities, net of tax of $(732)	—	—	—	—	1,146	—	1,146
Reclassification of previously recognized
OTTI on investment securities recorded in OCI to net income, net of tax of $39	—	—	—	—	(58)	—	(58)

Total comprehensive income	—	—	—	13,153	246	—	13,399

Exercise of stock options	39,104	1	328	—	—	—	329

Stock compensation expense	—	—	803	—	—	—	803

Additional costs associated with common stock offering	—	—	(703)	—	—	—	(703)
Purchase of common stock by ESOP	—	—	—	—	—	(17,200)	(17,200)

Dividends paid ($0.10 per share)	—	—	—	(11,063)	—	—	(11,063)

Ending balance at March 31, 2010	110,680,962	$1,107	828,623	510,932	(9,731)	(28,851)	1,302,080

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three months ended
	March 31,
	2010	2009
OPERATING ACTIVITIES:
Net Income	$13,153	12,302
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,801	5,781
Net gain on sale of assets	(1,230)	(1,102)
Net depreciation, amortization and accretion	3,639	4,718
Decrease in other assets	6,288	4,082
(Decrease)/ increase in other liabilities	(6,216)	3,415
Net amortization of premium/ (discount) on marketable securities	(747)	(933)
Deferred income tax expense	252	(75)
Noncash impairment losses on investment securities	97	—
Noncash impairment of REO	—	3,862
Origination of loans held for sale	(6,944)	(183,054)
Proceeds from sale of loans held for sale	2,785	159,697
Noncash compensation expense related to stock benefit plans	803	441

Net cash provided by operating activities	20,681	9,134

INVESTING ACTIVITIES:
Purchase of marketable securities held-to-maturity	(283,429)	—
Proceeds from maturities and principal reductions of marketable securities available-for-sale	103,611	66,854
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	7,467	—
Proceeds from sale of marketable securities available-for-sale	56,865	—
Loan originations	(497,200)	(332,029)
Proceeds from loan maturities and principal reductions	368,567	349,299
Proceeds from sale of real estate owned	2,360	1,447
Sale of real estate owned for investment, net	39	38
Purchase of premises and equipment	(2,030)	(4,442)

Net cash (used in)/ provided by investing activities	(243,750)	81,167

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Three months ended
	March 31,
	2010	2009
FINANCING ACTIVITIES:
Increase in deposits, net	$69,024	172,803
Repayments of long-term borrowings	(1,516)	(69)
Net (decrease) /increase in short-term borrowings	8,101	(73,014)
Increase/ (decrease) in advances by borrowers for taxes and insurance	2,999	(330)
Cash dividends paid	(11,063)	(3,951)
Purchase of common stock for employee stock ownership plan	(17,200)	—
Proceeds from stock options exercised	329	58

Net cash provided by financing activities	50,674	95,497

Net increase/ (decrease) in cash and cash equivalents	$(172,395)	185,798

Cash and cash equivalents at beginning of period	$1,107,790	79,922
Net increase/ (decrease) in cash and cash equivalents	(172,395)	185,798

Cash and cash equivalents at end of period	$935,395	265,720

Cash and cash equivalents:
Cash and due from banks	$66,351	40,963
Interest-earning deposits in other financial institutions	868,361	223,714
Federal funds sold and other short-term investments	683	1,043

Total cash and cash equivalents	$935,395	265,720

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $18,439 and $20,769, respectively)	$31,038	34,961

Income taxes	$532	1,707

Non-cash activities:
Loans transferred to real estate owned	$4,309	2,330

Sale of real estate owned financed by the Company	$—	129

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
(1)	Basis of Presentation and Informational Disclosures
     Northwest Bancshares, Inc. (the “Company”), a Maryland corporation headquartered in Warren, Pennsylvania, is a Federally-chartered savings and loan holding company regulated by the Office of Thrift Supervision (“OTS”). The Company was incorporated to be the successor to Northwest Bancorp, Inc. upon the completion of the mutual-to-stock conversion of Northwest Bancorp, MHC. As a result of the conversion, all share information for periods prior to December 31, 2009, has been revised to reflect the 2.25 to one conversion rate. The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”). Northwest is regulated by the FDIC and the Pennsylvania Department of Banking. At March 31, 2010, Northwest operated 171 community-banking offices throughout Pennsylvania, western New York, eastern Ohio, Maryland and southern Florida.
     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Settlement Agency, LLC, Northwest Consumer Discount Company, Northwest Financial Services, Inc., Northwest Capital Group, Inc., Boetger & Associates, Inc., Allegheny Services, Inc., Great Northwest Corporation and Veracity Benefits Design. The unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included. The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 updated, as required, for any new pronouncements or changes.
     Certain items previously reported have been reclassified to conform to the current period’s format. The reclassifications had no material effect on the Company’s financial condition or results of operations.
     The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
Stock-Based Compensation
     On January 20, 2010, the Company awarded employees 484,576 stock options and directors 54,000 stock options with an exercise price of $11.49 and a grant date fair value of $1.95 per stock option. Awarded stock options vest over a seven-year period beginning with the date of issuance. Stock-based compensation expense of $803,000 and $441,000 for the three months ended March 31, 2010 and 2009, respectively, was recognized in compensation expense relating to the Company’s Recognition and Retention Plan (“RRP”) and stock option plans. At March 31, 2010 there was compensation expense of $1.8 million to be recognized for awarded but unvested stock options.
Income Taxes- Uncertain Tax Positions
     Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of March 31, 2010 the Company had no liability for unrecognized tax benefits.
     The Company recognizes interest accrued related to: (1) unrecognized tax benefits in federal and state income taxes and (2) refund claims in other operating income. The Company recognizes penalties (if any) in federal and state income taxes. There is no amount accrued for the payment of interest or penalties at March 31, 2010. With few exceptions, the Company is no longer subject to examinations by the Internal Revenue Service, or the Department of Revenue and Taxation in the states in which it conducts business for the tax years ended prior to December 31, 2006.
Recently Issued Accounting Standards to be Adopted in Future Periods
     In June 2009, the Financial Accounting Standards Board (the “FASB”) released new guidance which addresses the effects on certain provisions of current accounting guidance relating to the consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept. It addresses concerns about the application of certain key provisions of current accounting guidance, including those in which the accounting and disclosures do not always provide timely and useful information about a company’s involvement in a variable interest entity. This guidance requires us to perform an analysis to determine whether any of our variable interests give us a controlling financial interest in a variable interest entity. In addition, this guidance requires ongoing assessments of whether we are the primary beneficiary of a variable interest entity. As this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, we were required to evaluate all variable interest entities to determine whether or not they should be consolidated in our first quarter 2010 results. This new guidance did not impact our Consolidated Financial Statements.
     In June 2009, the FASB released new guidance to improve the information that we provide in our financial statements about a transfer of financial assets; the effects of a transfer on our financial position, financial performance, and cash flows; and our continuing involvement, if any, in transferred financial assets. Additionally, this guidance eliminates the concept of a qualifying special-purpose entity. As this new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, we were required to apply this guidance prospectively to transfers of financial assets beginning January 1, 2010. This new guidance did not impact our Consolidated Financial Statements.
     In January 2010, the FASB issued guidance on improving disclosures about fair value of instruments, to require additional disclosures regarding fair value measurements. Specifically, the guidance requires entities to disclose the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, to disclose reasons for any transfers in or out of Level 3 and to separately disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements. In addition, the guidance also clarifies certain existing fair value measurement disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements separately, the amendments are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements is effective for interim and annual reporting periods beginning after December 15, 2010. The Company does not expect the adoption of the remaining provisions to have a material impact on the Company’s consolidated financial statements.

(2)	Business Segments
     The Company operates in two reportable business segments: Community Banking and Consumer Finance. The Community Banking segment provides services traditionally offered by full-service community banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and consumer loans, as well as insurance, brokerage and investment management and trust services. The Consumer Finance segment, which is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest, operates 51 offices in Pennsylvania and offers personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through an intercompany borrowing relationship with Allegheny Services, Inc., a subsidiary of Northwest. Net income is the primary measure used by management to measure segment performance. The following tables provide financial information for these reportable segments. The “All Other” column represents the parent company and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.
As of or for the three months ended:

	Community	Consumer
March 31, 2010 ($ in 000’s)	Banking	Finance	All Other *	Consolidated
External interest income	$85,966	5,167	5	91,138
Intersegment interest income	807	—	(807)	—
Interest expense	30,445	807	(148)	31,104
Provision for loan losses	8,000	801	—	8,801
Noninterest income	15,447	397	13	15,857
Noninterest expense	45,466	3,025	113	48,604
Income tax expense (benefit)	5,211	387	(265)	5,333
Net income	13,098	544	(489)	13,153

Total assets	$7,950,616	115,574	18,440	8,084,630

	Community	Consumer
March 31, 2009 ($ in 000’s)	Banking	Finance	All Other *	Consolidated
External interest income	$87,621	5,000	9	92,630
Intersegment interest income	751	—	(751)	—
Interest expense	33,300	806	720	34,826
Provision for loan losses	5,000	781	—	5,781
Noninterest income	9,120	493	24	9,637
Noninterest expense	41,117	3,010	139	44,266
Income tax expense (benefit)	5,273	372	(553)	5,092
Net income	12,802	524	(1,024)	12,302

Total assets	$6,908,912	113,402	19,537	7,041,851

*	Eliminations consist of intercompany loans, interest income and interest expense.

(3)	Investment securities and impairment of investment securities
     The following table shows the Company’s portfolio of investment securities available-for-sale at March 31, 2010 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$74	—	(1)	73

Debt issued by government sponsored enterprises:
Due in one year — five years	1,980	142	—	2,122
Due in five years — ten years	8,572	120	—	8,692
Due after ten years	1,216	5	(5)	1,216

Equity securities	954	208	(112)	1,050

Municipal securities:
Due in one year — five years	1,866	59	—	1,925
Due in five years — ten years	37,295	1,103	—	38,398
Due after ten years	187,570	2,420	(1,915)	188,075

Corporate debt issues:
Due in one year — five years	600	—	—	600
Due after ten years	26,783	218	(8,189)	18,812

Residential mortgage-backed securities:
Fixed rate pass-through	134,331	6,817	(26)	141,122
Variable rate pass-through	218,684	7,089	(68)	225,705
Fixed rate non-agency CMOs	17,910	61	(1,770)	16,201
Fixed rate agency CMOs	17,730	1,048	—	18,778
Variable rate non-agency CMOs	8,182	—	(919)	7,263
Variable rate agency CMOs	237,694	3,648	(143)	241,199

Total residential mortgage-backed securities	634,531	18,663	(2,926)	650,268

Total marketable securities available-for-sale	$901,441	22,938	(13,148)	911,231

     The following table shows the Company’s portfolio of investment securities available-for-sale at December 31, 2009 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$76	—	(1)	75

Debt issued by government sponsored enterprises:
Due in one year — five years	1,977	153	—	2,130
Due in five years — ten years	21,912	524	—	22,436
Due after ten years	52,667	1,128	(498)	53,297

Equity securities	1,054	191	(118)	1,127

Municipal securities:
Due in one year — five years	3,146	68	—	3,214
Due in five years — ten years	41,170	1,163	—	42,333
Due after ten years	190,812	2,774	(1,677)	191,909

Corporate debt issues:
Due in one year — five years	500	—	—	500
Due after ten years	26,882	168	(10,549)	16,501

Residential mortgage-backed securities:
Fixed rate pass-through	145,363	6,440	(47)	151,756
Variable rate pass-through	231,232	7,894	(85)	239,041
Fixed rate non-agency CMOs	18,919	48	(1,788)	17,179
Fixed rate CMOs	19,994	982	—	20,976
Variable rate non-agency CMOs	9,075	—	(1,170)	7,905
Variable rate CMOs	294,398	2,642	(330)	296,710

Total residential mortgage-backed securities	718,981	18,006	(3,420)	733,567

Total marketable securities available-for-sale	$1,059,177	24,175	(16,263)	1,067,089

     The following table shows the Company’s portfolio of investment securities held-to-maturity at March 31, 2010 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by government sponsored enterprises:
Due in one year — five years	80,905	14	(83)	80,836

Municipal securities:
Due after ten years	32,085	65	(84)	32,066

Residential mortgage-backed securities:
Fixed rate pass-through	15,147	—	(42)	15,105
Variable rate pass-through	10,149	—	(98)	10,051
Fixed rate agency CMOs	99,192	—	(955)	98,237
Variable rate agency CMOs	38,478	341	—	38,819

Total residential mortgage-backed securities	162,966	341	(1,095)	162,212

Total marketable securities held-to-maturity	$275,956	420	(1,262)	275,114

     The Company had no investments classified as held-to-maturity at December 31, 2009.

     The Company reviews its investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the intent to hold the investments for a period of time sufficient to allow for a recovery in value. Other investments are evaluated using the Company’s best estimate of future cash flows. If the Company’s estimate of cash flows determines that it is expected an adverse change has occurred, other-than-temporary impairment would be recognized for the credit loss.
     The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2010 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss
U.S. government and agencies	$31,712	(86)	170	(3)	31,882	(89)
Municipal securities	68,098	(859)	10,443	(1,140)	78,541	(1,999)
Corporate issues	—	—	14,300	(8,189)	14,300	(8,189)
Equity securities	117	(112)	—	—	117	(112)
Residential mortgage- backed securities — non-agency	—	—	18,243	(2,689)	18,243	(2,689)
Residential mortgage- backed securities — agency	123,724	(1,268)	10,094	(64)	133,818	(1,332)

Total temporarily impaired securities	$223,651	(2,325)	53,250	(12,085)	276,901	(14,410)

     The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2009 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss
U.S. government and agencies	$17,051	(490)	266	(8)	17,317	(498)
Municipal securities	43,897	(598)	10,505	(1,079)	54,402	(1,677)
Corporate issues	—	—	12,058	(10,549)	12,058	(10,549)
Equities	452	(118)	—	—	452	(118)
Residential mortgage- backed securities — non-agency	1,194	(2)	19,451	(2,957)	20,645	(2,959)
Residential mortgage- backed securities — agency	25,752	(181)	43,067	(281)	68,819	(462)

Total temporarily impaired securities	$88,346	(1,389)	85,347	(14,874)	173,693	(16,263)

Corporate issues
     As of March 31, 2010, the Company had ten investments with a total book value of $22.5 million and total fair value of $14.3 million, where the book value exceeded the carrying value for more than 12 months. These investments were four single issuer trust preferred investments and six pooled trust preferred investments. The single issuer trust preferred investments were evaluated for other-than-

temporary impairment by determining the strength of the underlying issuer. In each case, the underlying issuer was “well-capitalized” for regulatory purposes. None of the issuers have deferred interest payments or announced the intention to defer interest payments, nor have any been downgraded. The Company believes the decline in fair value is related to the spread over three month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR is significantly lower than current market spreads. The Company concluded the impairment of these investments was considered temporary. In making that determination, the Company also considered the duration and the severity of the losses. The pooled trust preferred investments were evaluated for other-than-temporary impairment by considering the duration and severity of the losses, actual cash flows, projected cash flows, performing collateral, the class of investment owned by the Company and the amount of additional defaults the structure could withstand prior to the investment experiencing a disruption in cash flows. None of these investments are projecting a cash flow disruption, nor have any of the securities experienced a cash flow disruption. After evaluation, the impairment in five investments was considered temporary, while the impairment in one investment was considered other-than-temporary. Accordingly, the Company further evaluated this investment determining that $97,000 of the impairment was credit related impairment and $340,000 of the impairment was deemed non-credit related impairment.
     The following table provides class, book value, fair value and ratings information for the Company’s portfolio of corporate securities that have an unrealized loss as of March 31, 2010 (in thousands):

		Total
		Book	Fair	Unrealized	Moody’s/ Fitch
Description	Class	Value	Value	Losses	Ratings

North Fork Capital (1)	N/A	$1,008	887	(121)	Baa3/ BBB
Bank Boston Capital Trust (2)	N/A	988	663	(325)	Baa3/ BB
Reliance Capital Trust	N/A	1,000	810	(190)	Not rated
Huntington Capital Trust	N/A	1,421	829	(592)	BB+/ Ca
MM Community Funding I	Mezzanine	370	30	(340)	Ca/ C
MM Community Funding II	Mezzanine	385	34	(351)	Baa2/ BB
I-PreTSL I	Mezzanine	1,500	187	(1,313)	Not rated/ BB
I-PreTSL II	Mezzanine	1,500	187	(1,313)	Not rated/ BB
PreTSL XIX	Senior A-1	8,830	6,372	(2,458)	A3/ A
PreTSL XX	Senior A-1	5,487	4,301	(1,186)	Baa1/ A

		$22,489	14,300	(8,189)

(1)	— North Fork Bank was acquired by Capital One Financial Corporation.

(2)	— Bank Boston was acquired by Bank of America.

     The following table provides collateral information on pooled trust preferred securities included in the previous table as of March 31, 2010 (in thousands):

				Additional
				Immediate
				defaults before
		Current		causing an
	Total	deferrals	Performing	interest
Description *	Collateral	and defaults	Collateral	shortfall

I-PreTSL I	$193,500	17,500	176,000	98,500
I-PreTSL II	378,000	—	378,000	153,000
PreTSL XIX	700,535	155,000	545,535	194,000
PreTSL XX	580,154	159,000	421,154	119,500

*	- similar information for the MM Community Funding I and II is not available.
Mortgage-backed securities
     Mortgage-backed securities include agency (FNMA, FHLMC and GNMA) mortgage-backed securities and non-agency collateralized mortgage obligations (“CMOs”). The Company reviews its portfolio of agency backed mortgage-backed securities quarterly for impairment. As of March 31, 2010, the Company believes that the impairment within its portfolio of agency mortgage-backed securities is temporary. As of March 31, 2010, the Company had 12 non-agency CMOs with a total book value of $26.1 million and a total fair value of $23.5 million.
     The following table shows issuer specific information, book value, fair value, unrealized gain or loss and other-than-temporary impairment recorded in earnings for the Company’s portfolio of non-agency CMOs as of March 31, 2010 (in thousands):

				Impairment	Total
	Total			recorded in	impairment
	Book	Fair	Unrealized	current period	recorded in
Description	Value	Value	Gain/ (loss)	earnings	earnings
AMAC 2003-6 2A2	$917	924	7	—	—
AMAC 2003-6 2A8	1,896	1,918	22	—	—
AMAC 2003-7 A3	1,093	1,110	17	—	—
BOAMS 2005-11 1A8	4,986	4,553	(433)	—	—
CWALT 2005-J14 A3	6,304	4,971	(1,333)	—	(349)
CFSB 2003-17 2A2	1,460	1,457	(3)	—	—
WAMU 2003-S2 A4	1,255	1,270	15	—	—
CMLTI 2005-10 1A5B	1,444	1,062	(382)	—	(2,724)
CSFB 2003-21 1A13	200	198	(2)	—	—
FHASI 2003-8 1A24	3,356	3,177	(179)	—	—
SARM 2005-21 4A2	1,836	1,606	(230)	—	(2,451)
WFMBS 2003-B A2	1,345	1,218	(127)	—	—

	$26,092	23,464	(2,628)	—	(5,524)

     Credit related other-than-temporary impairment on debt securities is recognized in earnings while noncredit related other-than-temporary impairment on debt securities, not expected to be sold, is recognized in other comprehensive income.
     The table below shows a cumulative roll forward of credit losses recognized in earnings for all debt securities held as of March 31, 2010 and not intended to be sold (in thousands):

Beginning balance as of January 1, 2010 (a)	$13,998
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	97

Ending balance as of March 31, 2010	$14,095

(a)	— The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.
(4) Loans receivable
     The following table shows a summary of our loans receivable at March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	December 31,
	2010	2009
Real estate loans:
One- to four-family	$2,400,030	2,342,732
Home equity	1,073,925	1,067,584
Multi-family and commercial	1,288,584	1,238,217

Total real estate	4,762,539	4,648,533

Consumer loans
Automobile	97,507	101,046
Education	37,171	32,860
Loans on savings accounts	11,575	12,209
Other	136,378	140,177

Total consumer loans	282,631	286,292

Commercial business loans	385,455	371,670

Total loans receivable, gross	5,430,625	5,306,495

Deferred loan fees	(6,950)	(7,030)
Allowance for loan losses	(74,836)	(70,403)

Total loans receivable, net	$5,348,839	5,229,062

     The following table presents the activity in the allowance for loan losses for the three-month periods ended March 31, 2010 and 2009 (in thousands):

	March 31,
	2010	2009
Balance at beginning of period	$70,403	54,929
Provision for loan losses	8,801	5,781
Charge-offs — mortgage	(625)	(325)
Charge-offs — consumer	(1,911)	(1,488)
Charge-offs — commercial	(2,334)	(1,691)
Recoveries	502	281

Balance at end of period	$74,836	57,487

     The following table details information on our loans as of March 31, 2010 and 2009 (in thousands):

	March 31,
	2010	2009
Loans 90 days or more delinquent	$105,993	105,533
Nonaccrual loans	117,239	105,533
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring	26,120	—
(5) Goodwill and Other Intangible Assets
     The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	March 31,	December 31,
	2010	2009
Amortizable intangible assets:
Core deposit intangibles — gross	$30,578	30,275
Acquisitions	—	303
Less: accumulated amortization	(26,747)	(26,108)

Core deposit intangibles — net	3,831	4,470

Customer and Contract intangible assets — gross	1,731	1,731
Acquisitions — Veracity Benefits Design	2,007	—
Less: accumulated amortization	(1,669)	(1,523)

Customer and Contract intangible assets — net	$2,069	208

     The following table shows the actual aggregate amortization expense for the current quarter and prior year’s same quarter, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the three months ended March 31, 2010	$782
For the three months ended March 31, 2009	844
For the year ending December 31, 2010	2,775
For the year ending December 31, 2011	1,692
For the year ending December 31, 2012	1,060
For the year ending December 31, 2013	635
For the year ending December 31, 2014	313
For the year ending December 31, 2015	140
     The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2008	$170,050	1,313	171,363
Goodwill acquired	—	—	—
Impairment losses	—	—	—

Balance at December 31, 2009	170,050	1,313	171,363
Goodwill acquired	219	100	319
Impairment losses	—	—	—

Balance at March 31, 2010	$170,269	1,413	171,682

     The Company performed its annual goodwill impairment test as of June 30, 2009 and concluded that the Company’s goodwill was not impaired.
(6) Guarantees
     The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At March 31, 2010, the maximum potential amount of future payments the Company could be required to make under these standby letters of credit was $50.3 million, of which $49.3 million is fully collateralized. At March 31, 2010, the Company had a liability, which represents deferred income, of $318,000 related to the standby letters of credit. There are no recourse provisions that would enable the Company to recover any amounts from third parties.

(7) Earnings Per Share
     Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options to purchase 4,500 shares of common stock with a weighted average exercise price of $12.48 per share were outstanding during the three months ended March 31, 2010 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares. Stock options to purchase 2,677,497 shares of common stock with a weighted average exercise price of $10.63 per share were outstanding during the three months ended March 31, 2009 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares.
     The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Three months ended
	March 31,
	2010	2009
Reported net income	$13,153	12,302

Weighted average common shares outstanding	108,378,245	108,926,647

Dilutive potential shares due to effect of stock options	673,794	254,153

Total weighted average common shares and dilutive potential shares	109,052,039	109,180,800

Basic earnings per share:	$0.12	0.11

Diluted earnings per share:	$0.12	0.11

(8) Pension and Other Post-retirement Benefits (in thousands):
Components of Net Periodic Benefit Cost

		Three months ended March 31,
	Pension Benefits		Other Post-retirement Benefits
	2010	2009	2010	2009
Service cost	$1,397	1,323	—	—
Interest cost	1,333	1,198	24	25
Expected return on plan assets	(1,379)	(967)	—	—
Amortization of prior service cost	(40)	(27)	—	—
Amortization of the net loss	218	458	13	14

Net periodic benefit cost	$1,529	1,985	37	39

     The Company made no contribution to its pension or other post-retirement benefit plans during the three-month period ended March 31, 2010. Once determined, the Company anticipates making a tax-deductible contribution to its defined benefit pension plan for the year ending December 31, 2010.

(9) Disclosures About Fair Value of Financial Instruments
     Fair value information about financial instruments, whether or not recognized in the consolidated statement of financial condition, is required to be disclosed. These requirements exclude certain financial instruments and all nonfinancial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts reported in the consolidated statement of financial condition approximate fair value for the following financial instruments: cash on hand, interest-earning deposits in other institutions, federal funds sold and other short-term investments, accrued interest receivable, accrued interest payable, and marketable securities available-for-sale.
Marketable Securities
     Where available, market values are based on quoted market prices, dealer quotes, and prices obtained from independent pricing services. See the Fair Value Measurements section of this footnote for further detail on how fair values of marketable securities are determined.
Loans Receivable
     Loans with comparable characteristics including collateral and repricing structures were segregated for valuation purposes. Each loan pool was separately valued utilizing a discounted cash flow analysis. Projected monthly cash flows were discounted to present value using a market rate for comparable loans, which is not considered an exit price. Characteristics of comparable loans included remaining term, coupon interest, and estimated prepayment speeds. Delinquent loans were separately evaluated given the impact delinquency has on the projected future cash flow of the loan and the approximate discount or market rate.
Deposit Liabilities
     The estimated fair value of deposits with no stated maturity, which includes demand deposits, money market, and other savings accounts, is the amount payable on demand. Although market premiums paid for depository institutions reflect an additional value for these low-cost deposits, adjusting fair value for any value expected to be derived from retaining those deposits for a future period of time or from the benefit that results from the ability to fund interest-earning assets with these deposit liabilities is prohibited. The fair value estimates of deposit liabilities do not include the benefit that results from the low-cost funding provided by these deposits compared to the cost of borrowing funds in the market. Fair values for time deposits are estimated using a discounted cash flow calculation that applies contractual cost currently being offered in the existing portfolio to current market rates being offered locally for deposits of similar remaining maturities. The valuation adjustment for the portfolio consists of the present value of the difference of these two cash flows, discounted at the assumed market rate of the corresponding maturity.
Borrowed Funds
     The fixed rate advances were valued by comparing their contractual cost to the prevailing market cost.
Trust-Preferred Securities
     The fair value of trust-preferred investments is calculated using the discounted cash flows at the prevailing rate of interest.
Cash flow hedges — Interest rate swap agreements (“swaps”)
     The fair value of the swaps is the amount the Company would have expected to pay to terminate the agreements and is based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.

Off-Balance Sheet Financial Instruments
These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms. At March 31, 2010 and December 31, 2009, there was no significant unrealized appreciation or depreciation on these financial instruments.
     The following table sets forth the carrying amount and estimated fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	935,395	935,395	1,107,790	1,107,790
Securities available-for-sale	911,231	911,231	1,067,089	1,067,089
Securities held-to-maturity	275,956	275,114	—	—
Loans receivable, net	5,348,839	5,673,228	5,229,062	5,509,279
Accrued interest receivable	27,209	27,209	25,780	25,780
FHLB Stock	63,242	63,242	63,242	63,242

Total financial assets	7,561,872	7,885,419	7,492,963	7,773,180

Financial liabilities:
Savings and checking accounts	3,169,316	3,169,316	2,999,683	2,999,683
Time deposits	2,524,132	2,580,531	2,624,741	2,689,898
Borrowed funds	903,905	909,127	897,326	893,749
Junior subordinated debentures	103,094	109,432	103,094	108,051
Cash flow hedges — swaps	6,338	6,338	4,957	4,957
Accrued interest payable	4,559	4,559	4,493	4,493

Total financial liabilities	6,711,344	6,779,303	6,634,294	6,700,831

     Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The following methods and assumptions were used in estimating the fair value of financial instruments at both March 31, 2010 and December 31, 2009.
Fair Value Measurements
     Financial assets and liabilities recognized or disclosed at fair value on a recurring basis and certain financial assets and liabilities on a non-recurring basis are accounted for using a three-level hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. This hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest level input that has a significant impact on fair value measurement is used.

     Financial assets and liabilities are categorized based upon the following characteristics or inputs to the valuation techniques:
•	Level 1 — Financial assets and liabilities for which inputs are observable and are obtained from reliable quoted prices for identical assets or liabilities in actively traded markets. This is the most reliable fair value measurement and includes, for example, active exchange-traded equity securities.

•	Level 2 — Financial assets and liabilities for which values are based on quoted prices in markets that are not active or for which values are based on similar assets or liabilities that are actively traded. Level 2 also includes pricing models in which the inputs are corroborated by market data, for example, matrix pricing.

•	Level 3 — Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Level 3 inputs include the following:
•	Quotes from brokers or other external sources that are not considered binding;

•	Quotes from brokers or other external sources where it can not be determined that market participants would in fact transact for the asset or liability at the quoted price;

•	Quotes and other information from brokers or other external sources where the inputs are not deemed observable.
     The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs used or how the data was calculated or derived. The Company corroborates the reasonableness of external inputs in the valuation process.

     The following table represents assets measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value
Equity securities	$830	—	220	1,050

Debt securities:
U.S. government and agencies	—	73	—	73
Government sponsored enterprises	—	12,030	—	12,030
States and political subdivisions	—	228,398	—	228,398
Corporate	—	10,096	9,316	19,412

Total debt securities	—	250,597	9,316	259,913

Residential mortgage-backed securities:
GNMA	—	66,014	—	66,014
FNMA	—	169,809	—	169,809
FHLMC	—	130,238	—	130,238
Non-agency	—	766	—	766
Collateralized mortgage obligations:
GNMA	—	51,206	—	51,206
FNMA	—	72,845	—	72,845
FHLMC	—	135,926	—	135,926
Non-agency	—	23,464	—	23,464

Total mortgage-backed securities	—	650,268	—	650,268

Interest rate swaps	—	(6,338)	—	(6,338)

Total assets	$830	894,527	9,536	904,893

     The following table represents assets measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value
Equity securities	$907	—	220	1,127

Debt securities:
U.S. government and agencies	—	75	—	75
Government sponsored enterprises	—	77,863	—	77,863
States and political subdivisions	—	237,456	—	237,456
Corporate	—	9,616	7,385	17,001

Total debt securities	—	325,010	7,385	332,395

Residential mortgage-backed securities:
GNMA	—	71,673	—	71,673
FNMA	—	178,147	—	178,147
FHLMC	—	140,203	—	140,203
Non-agency	—	774	—	774
Collateralized mortgage obligations:
GNMA	—	54,492	—	54,492
FNMA	—	78,834	—	78,834
FHLMC	—	184,360	—	184,360
Non-agency	—	25,084	—	25,084

Total mortgage-backed securities	—	733,567	—	733,567

Interest rate swaps	—	(4,957)	—	(4,957)

Total assets	$907	1,053,620	7,605	1,062,132

     Debt securities — available for sale — Generally, debt securities are valued using pricing for similar securities, recently executed transactions and other pricing models utilizing observable inputs. The valuation for most debt securities is classified as level 2. Securities within level 2 include corporate bonds, municipal bonds, mortgage-backed securities and US government obligations. Certain debt securities do not have an active market and as such the broker pricing received by the Company uses alternative methods, including use of cash flow estimates. Accordingly, these securities are included herein as level 3 assets. The fair value of certain corporate debt securities are determined by the Company using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions. As such, these securities are included herein as level 3 assets.
     Equity securities — available for sale — Level 1 securities include publicly traded securities valued using quoted market prices. Level 3 securities include investments in two financial institutions that provide financial services only to investor banks received as part of previous acquisitions without observable market data to determine the investments fair values. These securities can only be sold back to the issuing financial institution at cost. The Company considers the financial condition of the issuer to determine if the securities have indicators of impairment.

     Interest rate swap agreements (Swaps) — The fair value of the swaps is the amount the Company would be expected to pay to terminate the agreements and is based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.
     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month period ended March 31, 2010 (in thousands):

	Equity	Debt
	securities	securities
Balance at December 31, 2009	$220	7,385

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	(97)
Included in other comprehensive income	—	2,028

Purchases and sales	—	—
Net transfers in (out) of Level 3	—	—

Balance at March 31, 2010	$220	9,316

     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009 (in thousands):

	Equity	Debt
	securities	securities
Balance at December 31, 2008	$220	5,937

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income	—	—
Included in other comprehensive income	—	(1,769)

Purchases and sales	—	—
Net transfers in (out) of Level 3	—	—

Balance at March 31, 2009	$220	4,168

     Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment, real estate owned and mortgage servicing rights. The following table represents the fair value measurement for nonrecurring assets as of March 31, 2010 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value
Loans measured for impairment	$—	—	74,244	74,244
Real estate owned	$—	—	22,182	22,182
Mortgage servicing rights	$—	—	1,927	1,927

Total assets	$—	—	98,353	98,353

     Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment, real estate owned and mortgage servicing rights. The following table represents the fair value measurement for nonrecurring assets as of December 31, 2009 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value
Loans measured for impairment	$—	—	75,933	75,933
Real estate owned	$—	—	20,257	20,257
Mortgage servicing rights	$—	—	5,481	5,481

Total assets	$—	—	101,671	101,671

     Impaired loans – A loan is considered to be impaired when it is probable that all of the principal and interest due under the original terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral or discounted cash flows when collateral does not exist. The Company measures impairment on all nonaccrual commercial and commercial real estate loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. The Company classifies impaired loans as nonrecurring Level 3.
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
     Mortgage servicing rights – Mortgage servicing rights represent the value of servicing residential mortgage loans, when the mortgage loans have been sold into the secondary market and the associated servicing has been retained by the Company. The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. Servicing rights and the related mortgage loans are segregated into categories or homogeneous pools based upon common characteristics. Adjustments are only made when the estimated discounted future cash flows are less than the carrying value, as determined by individual pool. As such, mortgage servicing rights are classified as nonrecurring Level 3.
(10) Mortgage Loan Servicing
     Mortgage servicing assets are recognized as separate assets when servicing rights are acquired through loan originations and the underlying loan is sold. Upon sale, the mortgage servicing right (“MSR”) is established, which represents the then-fair value of future net cash flows expected to be realized for performing the servicing activities. The fair value of the MSRs are estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors , which are determined based on current market conditions. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio. MSRs are amortized into mortgage banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.
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
     The following table shows changes in MSRs as of and for the three months ended March 31, 2010 (in thousands):

			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value
Balance at December 31, 2009	8,570	(540)	8,030
Additions/ (reductions)	25	245	270
Amortization	(1,103)	—	(1,103)

Balance at March 31, 2010	7,492	(295)	7,197

     The following table shows changes in MSRs as of and for the three months ended March 31, 2009 (in thousands):

			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value
Balance at December 31, 2008	8,660	(2,380)	6,280
Additions/ (reductions)	1,106	90	1,196
Amortization	(1,217)	—	(1,217)

Balance at March 31, 2009	8,549	(2,290)	6,259

(11) Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities) and Interest Rate Swaps
     The Company has two statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust and Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust (“Trusts”). These trusts exist solely to issue preferred securities to third parties for cash, issue common securities to the Company in exchange for capitalization of the Trusts, invest the proceeds from the sale of the trust securities in an equivalent amount of debentures of the Company, and engage in other activities that are incidental to those previously listed.
     Northwest Bancorp Capital Trust III (Trust III) issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 5, 2006 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 30, 2035. These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.38%. Northwest Bancorp Statutory Trust IV (Trust IV) issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 15, 2006 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 15, 2035. These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.38%. The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities. Trust III holds $51,547,000 of the Company’s junior subordinated debentures and Trust IV holds $51,547,000 of the Company’s junior subordinated debentures. These subordinated debentures are the sole assets of the Trusts. Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts. The Company has the right to defer payment of interest on the subordinated debentures at any time, or from time-to-time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust preferred are also deferred. Interest on the subordinated debentures and distributions on the trust securities is cumulative. The Company’s obligation constitutes a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the trust under the preferred securities.
     The Company entered into four interest rate swap agreements (swaps), designating the swaps as cash flow hedges. The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV. The first two swaps modify the repricing characteristics of Trust III, wherein (i) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.20% to the same counterparty calculated on a notional amount of $25.0 million and (ii) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million. The terms of these two swaps are five years and ten years, respectively. The second two swaps modify the repricing characteristics of Trust IV, wherein (i) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and (ii) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million. The terms of these two swaps are seven years and ten years, respectively. The swap agreements were entered into with a counterparty that met the Company’s credit standards and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contracts is not significant. At March 31, 2010, $6.3 million was pledged as collateral to the counterparty.
     At March 31, 2010, the fair value of the swap agreements was $(6.3) million and was the amount the Company would have expected to pay if the contracts were terminated. There was no material hedge ineffectiveness for these swaps.
     The following table shows liability derivatives, included in other liabilities, as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	December 31,
	2010	2009
Fair value	$6,338	4,957
Notional amount	$100,000	100,000
Collateral posted	$6,338	4,957
(12) Recent Developments
     On May 5, 2010, we announced the signing of a definitive merger agreement, whereby we will acquire Nextier Bank, in an all cash acquisition, for $200 per share, or $20.3 million. Nextier Bank has 16 banking locations in the Pennsylvania counties of Allegheny, Armstrong and Butler. As of March 31, 2010, Nextier bank had assets of $583.7 million, deposits of $514.9 million and equity of $23.0 million. The acquisition is expected to be completed during the 4th quarter of 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements:
     In addition to historical information, this document may contain certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, as they reflect management’s analysis only as of the date of this report. The Company has no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.
     Important factors that might cause such a difference include, but are not limited to:
•	Changes in interest rates which could impact our net interest margin;

•	Adverse changes in our loan portfolio or investment securities portfolio and the resulting credit risk-related losses and/ or market value adjustments;

•	The impact of the current financial crisis on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;

•	Possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;

•	Our ability to continue to increase and manage our commercial and residential real estate, multifamily and commercial and industrial loans;

•	The adequacy of the allowance for loan losses;

•	Changes in the financial performance and/ or condition of the Company’s borrowers;

•	Changes in general economic or business conditions resulting in changes in demand for credit and other services, among other things;

•	Changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide;

•	Compliance with laws and regulatory requirements of federal and state agencies;

•	New legislation affecting the financial services industry;

•	The impact of the current governmental effort to restructure the U.S. financial and regulatory system;

•	The level of future deposit premium assessments;

•	Competition from other financial institutions in originating loans and attracting deposits;

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the SEC, Public Company Oversight Board, the Financial Accounting Standards Board and other accounting standards setters;

•	Our ability to effectively implement technology driven products and services;

•	Sources of liquidity; and

•	Our success in managing the risks involved in the foregoing.
Overview of Critical Accounting Policies Involving Estimates
     The Company’s critical accounting policies involve accounting estimates that: a) require assumptions about highly uncertain matters, and b) could vary sufficiently enough to have a material effect on the Company’s financial condition and/ or results of operations.
     Allowance for Loan Losses. The Company recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan, the creditworthiness of the borrower, general economic conditions and the quality of the collateral for the loan. The Company maintains an allowance for loan losses for losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable losses based on all available information. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations and estimated collateral values, and current economic conditions. The loan portfolio and other credit exposures are regularly reviewed by management in its determination of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. As an integral part of their examination process, regulatory agencies periodically review the Company’s allowance for loan losses and may require the Company to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are derived using the Company’s historical loss experience and may be adjusted for factors that affect the collectibility of the portfolio as of the evaluation date. Commercial loans that are criticized are evaluated individually to determine the required allowance for loan losses and to evaluate the potential impairment of such loans. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of loans deteriorate as a result of the factors discussed previously. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations. The allowance is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results. Management believes, however, to the best of their knowledge, that all known losses as of the balance sheet date have been recorded.
     Valuation of Investment Securities. Unrealized gains or losses, net of deferred taxes, on available for sale securities are reported in other comprehensive income as a separate component of shareholders’ equity. In general, fair value is based upon quoted market prices of identical assets, when available. If quoted market prices are not available, fair value is based upon valuation models that use cash flow, security structure and other observable information. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.
     The Company conducts a quarterly review and evaluation of our investment securities to determine if any declines in fair value are other than temporary. In making this determination, we consider the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer, if applicable, and the delinquency or default rates of underlying collateral. In addition, we consider our intent to sell the investment securities currently in an unrealized loss position and whether it is more likely than not that the Company will be required to sell the security before recovery of its cost basis. Any valuation decline that we determine to be other than temporary would require us to write down the security to fair value through a charge to earnings for the credit loss component.
     Goodwill. Goodwill is not subject to amortization but must be tested for impairment at least annually, and possibly more frequently if certain events or changes in circumstances arise. Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill. Reporting units are identified based upon analyzing each of the Company’s individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Determining the fair value of a reporting unit requires a high degree of subjective management judgment. The Company has established June 30th of each year as the date for conducting its annual goodwill impairment assessment. As of June 30, 2009, the Company, through the assistance of an external third party, performed an impairment test on the Company’s goodwill. We valued each reporting unit by using a weighted average of four valuation methodologies; comparable transaction approach, control premium approach, public market peers approach and discounted cash flow approach. Declines in fair value could result in impairment being identified. At June 30, 2009, the Company did not identify any individual reporting unit where the fair value was less than the carrying value. Future changes in the economic environment or the operations of the operating units could cause changes to the variables used, which could give rise to declines in the estimated fair value of the reporting units. As of March 31, 2010 no changes have occurred that would require an interim updated impairment analysis.
     Deferred Income Taxes. The Company uses the asset and liability method of accounting for income taxes. Using this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates the Company makes in determining our deferred tax assets, which are inherently subjective, are reviewed on an ongoing basis as regulatory and business factors change. A reduction in estimated future taxable income could require the Company to record a valuation allowance. Changes in levels of valuation allowances could result in increased income tax expense, and could negatively affect earnings.
     Other Intangible Assets. Using the purchase method of accounting for acquisitions, the Company is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair values. These fair values often involve estimates based on third party valuations, including appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. Core deposit and other intangible assets are recorded in purchase accounting. Intangible assets, which are determined to have finite lives, are amortized based on the period of estimated economic benefits received, primarily on an accelerated basis.
Executive Summary and Comparison of Financial Condition
     The Company’s total assets at March 31, 2010 were $8.085 billion, an increase of $59.3 million, or 0.7%, from $8.025 billion at December 31, 2009. This increase in assets is primarily attributed to an increase in loans receivable of $124.2 million, which was partially offset by a decrease in cash and investments of $52.3 million and an increase in the allowance for loan losses of $4.4 million. The net increase in total assets was funded by an increase in deposits of $69.0 million, partially offset by a decrease in shareholders’ equity of $14.4 million.
     Total cash and investments decreased by $52.3 million, or 2.4%, to $2.123 billion at March 31, 2010, from $2.175 billion at December 31, 2009. This decrease is a result of using cash to fund loan growth throughout the Company’s market area.
     Loans receivable increased by $124.2 million, or 2.3%, to $5.424 billion at March 31, 2010, from $5.299 billion at December 31, 2009. Loan demand continues to be strong throughout the Company’s market area. During the three months ended March 31, 2010, the Company originated $504.1 million of loans receivable.
     Deposit balances increased across all products, except time deposits. Deposits increased by $69.0 million, or 1.2%, to $5.693 billion at March 31, 2010 from $5.624 billion at December 31, 2009. Noninterest-bearing demand deposits increased by $27.5 million, or 5.6%, to $514.5 million at March 31, 2010 from $487.0 million at December 31, 2009, interest-bearing demand deposits increased by $5.5 million, or 0.7%, to $773.6 million at March 31, 2010 from $768.1 million at December 31, 2009, savings deposits, including insured money fund accounts, increased by $136.7 million, or 7.8%, to $1.881 billion at March 31, 2010 from $1.745 billion at December 31, 2009, while time deposits decreased by $100.6 million, or 3.8%, to $2.524 billion at March 31, 2010 from $2.625 billion at December 31, 2009.
     Total shareholders’ equity at March 31, 2010 was $1.302 billion, or $11.76 per share, a decrease of $14.4 million, or 1.1%, from $1.317 billion, or $11.90 per share, at December 31, 2009. This decrease was primarily attributable to cash dividends paid of $11.1 million and the purchase of the remaining ESOP plan shares of $17.2 million, partially offset by net income of $13.2 million.
     Financial institutions are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on a company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments made by the regulators about components, risk-weighting and other factors.
     Quantitative measures, established by regulation to ensure capital adequacy, require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Capital ratios for Northwest are presented in the tables below. Dollar amounts in the accompanying tables are in thousands.

March 31, 2010
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$988,364	20.67%	382,443	8.00%	478,054	10.00%

Tier I Capital (to risk weighted assets)	929,522	19.44%	191,222	4.00%	286,832	6.00%

Tier I Capital (leverage) (to average assets)	929,522	11.81%	236,125	3.00%*	393,542	5.00%

December 31, 2009
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$974,967	20.95%	372,366	8.00%	465,457	10.00%

Tier I Capital (to risk weighted assets)	916,613	19.69%	186,183	4.00%	279,274	6.00%

Tier I Capital (leverage) (to average assets)	916,613	12.65%	217,402	3.00%*	362,337	5.00%

*	The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of March 31, 2010, the Company had not been advised of any additional requirements in this regard.
     Northwest is required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest’s liquidity ratio at March 31, 2010 was 24.6%. The Company and Northwest adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. As of March 31, 2010 the Bank had $1.9 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, as well as $116.3 million of borrowing capacity available with the Federal Reserve Bank and $75.0 million with a correspondent bank.
     The Company paid $11.1 million and $4.0 million in cash dividends during the quarters ended March 31, 2010 and 2009, respectively. The increase in dividends paid is the result of the Company’s reorganization and second-step common stock offering completed December 18, 2009. Prior to the reorganization and second-step common stock offering, Northwest Bancorp, MHC requested the non-objection of the OTS to waive its receipt of dividends from the Company when such dividends were not needed for regulatory capital, working capital or other purposes. As a result, the Company did not pay dividends on the 63% of shares owned by Northwest Bancorp, MHC. The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 83.3% and 90.9% for the quarters ended March 31, 2010 and 2009, respectively, on dividends of $0.10 per share for each period (after adjustment for the second-step common stock offering and related conversion of 2.25 shares of Northwest Bancshares, Inc. to each share of Northwest Bancorp, Inc.). The Company has declared a dividend of $0.10 per share payable on May 13, 2010 to shareholders of record as of May 1, 2010. This represents the 62nd consecutive quarter the Company has paid a cash dividend.
Nonperforming Assets
     The following table sets forth information with respect to the Company’s nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are automatically placed on nonaccrual status when they are 90 days or more contractually delinquent and may also be placed on nonaccrual status even if not 90 days or more delinquent but other conditions exist. Other nonperforming assets represent property acquired by the Company through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value less estimated costs to sell, or the principal balance of the related loan.

	March 31, 2010	December 31, 2009
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
One- to four-family residential loans	$26,432	29,373
Multifamily and commercial real estate loans	56,185	49,594
Consumer loans	13,638	12,544
Commercial business loans	20,984	33,115
Total	117,239	124,626
Total nonperforming loans as a percentage of loans	2.16%	2.35%
Total real estate acquired through foreclosure and other real estate owned (“REO”)	22,182	20,257
Total nonperforming assets	$139,421	144,883
Total nonperforming assets as a percentage of total assets	1.72%	1.81%
     A loan is considered to be impaired, when, based on current information and events it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment. Impaired loans at March 31, 2010 and December 31, 2009 were $117.2 million and $124.6 million, respectively. Specific allowances allocated to impaired loans were $18.6 million and $19.1 million at March 31, 2010 and December 31, 2009, respectively.
Allowance for Loan Losses
     The Company’s Board of Directors has adopted an “Allowance for Loan Losses” (ALL) policy designed to provide management with a systematic methodology for determining and documenting the ALL each reporting period. This methodology was developed to provide a consistent process and review procedure to ensure that the ALL is in conformity with GAAP, the Company’s policies and procedures and other supervisory and regulatory guidelines.

     On an ongoing basis, the Credit Review department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans. This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis. In addition, a meeting is held every quarter with each of our eight regions to monitor the performance and status of loans on an internal watch list. On an on-going basis the loan officer along with the Credit Review department grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated. The Company’s loan grading system for problem loans is consistent with industry regulatory guidelines which classify loans as “substandard”, “doubtful” or “loss.” Loans that do not expose the Company to risk sufficient to warrant classification in one of the subsequent categories, but which possess some weaknesses, are designated as “special mention”. A “substandard” loan is any loan that is more than 90 days contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable. Loans classified as “loss” are considered uncollectible so that their continuance as assets without the establishment of a specific loss allowance is not warranted.
     The loans that have been classified as substandard or doubtful are reviewed by the Credit Review department for possible impairment. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including both contractual principal and interest payments.
     If an individual loan is deemed to be impaired, the Credit Review department determines the proper measure of impairment for each loan based on one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. If the measurement of the impaired loan is more or less than the recorded investment in the loan, the Credit Review department adjusts the specific allowance associated with that individual loan accordingly.
     If a substandard or doubtful loan is not considered individually for impairment, it is grouped with other loans that possess common characteristics for impairment evaluation and analysis. This segmentation is accomplished by grouping loans of similar product types, risk characteristics and industry concentration into homogeneous pools. Historical loss ratios are analyzed and adjusted based on delinquency trends as well as the current economic, political, regulatory and interest rate environment and used to estimate the current measure of impairment.
     The individual impairment measures along with the estimated loss for each homogeneous pool are consolidated into one summary document. This summary schedule along with the support documentation used to establish this schedule is presented to the Credit Committee on a quarterly basis. The Credit Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, lending products, activity, competition and collateral values, as well as economic conditions in general and in each market area of the Company. Based on this review and discussion the appropriate amount of ALL is estimated and any adjustments to reconcile the actual ALL with this estimate are determined. In addition, the Credit Committee considers if any changes to the methodology are needed. The Credit Committee also reviews and discusses the Company’s delinquency trends, nonperforming asset amounts and ALL levels and ratios compared to its peer group as well as state and national statistics. Similarly, following the Credit Committee’s review and approval, a review is performed by the Risk Management Committee of the Board of Directors.

     In addition to the reviews by management’s Credit Committee and the Board of Directors’ Risk Management Committee, regulators from either the FDIC or the Pennsylvania Department of Banking perform an extensive review on an annual basis for the adequacy of the ALL and its conformity with regulatory guidelines and pronouncements. Any recommendations or enhancements from these independent parties are considered by management and the Credit Committee and implemented accordingly.
     Management acknowledges that this is a dynamic process and consists of factors, many of which are external and out of management’s control, that can change often, rapidly and substantially. The adequacy of the ALL is based upon estimates using all the information previously discussed as well as current and known circumstances and events. There is no assurance that actual portfolio losses will not be substantially different than those that were estimated.
     Management utilizes a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses. As part of the analysis as of March 31, 2010, management considered the economic conditions in our markets, such as the elevated unemployment and bankruptcy levels as well as the declines in real estate collateral values. In addition, management considered the negative trend in asset quality, loan charge-offs and the allowance for loan losses as a percentage of nonperforming loans. As a result, the Company increased the allowance for loan losses during the quarter by $4.4 million, or 6.3%, to $74.8 million, or 1.38% of total loans, at March 31, 2010 from $70.4 million, or 1.33% of total loans, at December 31, 2009. The increase in the allowance for loan losses and the related provision for loan losses is partially attributed to the deterioration of a loan to a hotel and restaurant in Pennsylvania requiring a reserve of $161,000, deterioration of a loan secured by rental retail space located in northern Virginia requiring a reserve of $300,000, deterioration of a restaurant loan in central Pennsylvania requiring a reserve of $112,000, deterioration of an equipment leasing loan in southwest Pennsylvania requiring a reserve of $960,000 and deterioration of a car dealer loan located in northwest Pennsylvania requiring a reserve of $500,000. In addition, management considered how the level of nonperforming loans and historical charge-offs have influenced the required amount of allowance for loan losses. Nonperforming loans of $117.2 million, or 2.16% of total loans, at March 31, 2010 decreased by $7.4 million, or 5.9%, from $124.6 million, or 2.35% of total loans, at December 31, 2009. As a percentage of average loans, annualized net charge-offs increased to 0.33% for the quarter ended March 31, 2010 compared to 0.25% for the quarter ended March 31, 2009
     In addition, the increase in the allowance for loan losses is related to the growth in the loan portfolio and in particular the increase in commercial loans. The commercial loan portfolio increased by $64.2 million, or 4.0%, during the quarter ended March 31, 2010 to $1.674 billion, from $1.610 billion at December 31, 2009. Commercial loans tend to be larger in size and generally more vulnerable to economic slowdowns. Nonperforming commercial loans decreased by $5.5 million, or 6.7%, to $77.2 million, or 4.6% of commercial loans at March 31, 2010 from $82.7 million, or 5.1% of commercial loans at December 31, 2009. Management believes all known losses as of the balance sheet dates have been recorded.
Comparison of Operating Results for the Quarter Ended March 31, 2010 and 2009
     Net income for the quarter ended March 31, 2010 was $13.2 million, or $0.12 per diluted share, an increase of $851,000, or 6.9%, from $12.3 million, or $0.11 per diluted share, for the same quarter last year. The increase in net income resulted primarily from increases in net interest income of $2.2 million and noninterest income of $6.3 million. These increases were partially offset by increases in the provision for loan losses of $3.0 million, noninterest expense of $4.3 million and income taxes of $241,000. A discussion of significant changes follows. Annualized, net income for the quarter ended March 31, 2010 represents a 4.05% and 0.65% return on average equity and return on average assets, respectively, compared to 7.93% and 0.70% for the same quarter last year.

Interest Income
     Total interest income decreased by $1.5 million, or 1.6%, to $91.1 million for the quarter ended March 31, 2010 due to a decrease in the average yield earned on interest earning assets, which was partially offset by an increase in the average balance of interest earning assets. The average yield on interest earning assets decreased to 4.92% for the quarter ended March 31, 2010 from 5.73% for the quarter ended March 31, 2009. The average yield on all categories of interest earning assets decreased from the previous period, except for the yield on interest earning deposits, which increased slightly. Average interest earning assets increased by $980.0 million, or 15.1%, to $7.453 billion for the quarter ended March 31, 2010 from $6.473 billion for the quarter ended March 31, 2009.
     Interest income on loans remained flat at $80.7 million for the quarters ended March 31, 2010 and 2009. The average yield on loans receivable decreased to 6.08% for the quarter ended March 31, 2010 from 6.23% for the quarter ended March 31, 2009. The decrease in average yield is primarily attributable to the Company’s variable rate loans adjusting downward as prime and short-term interest rates decreased, as well as the origination of new loans in a generally lower interest rate environment. This decrease in average yield was partially offset by an increase in the average balance of loans receivable. Average loans receivable increased by $138.4 million, or 2.7%, to $5.347 billion for the quarter ended March 31, 2010 from $5.209 billion for the quarter ended March 31, 2009. This increase is primarily attributable to continued loan demand throughout the Company’s market area, as well as, our retaining most of our one-to four-family mortgage loan production in the current quarter instead of selling into the secondary market, as we did in the same prior year period.
     Interest income on mortgage-backed securities decreased by $1.3 million, or 17.0%, to $6.1 million for the quarter ended March 31, 2010 from $7.4 million for the quarter ended March 31, 2009. This decrease is the result of decreases in the average balance, which decreased by $1.2 million, or 0.2%, to $736.9 million for the quarter ended March 31, 2010 from $738.1 million for the quarter ended March 31, 2009, and in the average yield, which decreased to 3.34% for the quarter ended March 31, 2010 from 4.01% for the quarter ended March 31, 2009. The decrease in average balance is a result of principal payments received on mortgage-backed securities. The decrease in average yield resulted from the reduction in interest rates for variable rate securities during this period of generally lower interest rates.
     Interest income on investment securities decreased by $796,000, or 17.8%, to $3.7 million for the quarter ended March 31, 2010 from $4.5 million for the quarter ended March 31, 2009. This decrease is due to decreases in both the average balance and the average yield. The average balance decreased by $27.0 million, or 7.0%, to $359.1 million for the quarter ended March 31, 2010 from $386.1 million for the quarter ended March 31, 2009. The decrease in average balance is primarily attributable to the Company investing cash flows from investment securities into loans. The average yield decreased to 4.10% for the quarter ended March 31, 2010 from 4.64% for the quarter ended March 31, 2009, as a result of the decrease in market interest rates.
     Interest income on interest-earning deposits increased by $526,000, to $565,000 for the quarter ended March 31, 2010 from $39,000 for the quarter ended March 31, 2009. This increase is due to the average balance increasing by $869.8 million, to $946.7 million for the quarter ended March 31, 2010 from $76.9 million for the quarter ended March 31, 2009. The average balance increased due to the Company holding the proceeds from our second-step common stock offering and deposit inflows in overnight funds while we systematically deploy these funds to originate loans, purchase investments and pay for acquisitions. The average yield increased to 0.24% for the quarter ended March 31, 2010 from 0.20% for the quarter ended March 31, 2009.

Interest Expense
     Interest expense decreased by $3.7 million, or 10.7%, to $31.1 million for the quarter ended March 31, 2010 from $34.8 million for the quarter ended March 31, 2009. This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 2.05% from 2.42%, which was partially offset by an increase in the average balance of interest-bearing liabilities. Average interest-bearing liabilities increased by $313.9 million, or 5.4%, to $6.139 billion for the quarter ended March 31, 2010 from $5.826 billion for the quarter ended March 31, 2009. The decrease in the cost of funds resulted primarily from a decrease in the level of market interest rates which enabled the Company to reduce the rate of interest paid on all deposit products. The increase in liabilities resulted primarily from deposit growth in all of our markets, particularly low cost deposit products.
Net Interest Income
     Net interest income increased by $2.2 million, or 3.8%, to $60.0 million for the quarter ended March 31, 2010 from $57.8 million for the quarter ended March 31, 2009. This increase in net interest income was attributable to the factors discussed above. The Company’s net interest rate spread decreased to 2.87% for the quarter ended March 31, 2010 from 3.31% for the quarter ended March 31, 2009, and the Company’s net interest margin decreased to 3.22% for the quarter ended March 31, 2010 from 3.58% for the quarter ended March 31, 2009.
Provision for Loan Losses
     The provision for loan losses increased by $3.0 million, or 52.2%, to $8.8 million for the quarter ended March 31, 2010 from $5.8 million for the quarter ended March 31, 2009. This increase is primarily a result of an increase in classified assets. Charge-offs for the quarter ended March 31, 2010 were $4.9 million compared to $3.5 million for the quarter ended March 31, 2009. Also contributing to the increase in the provision for the quarter ended September 30, 2009 was a specific reserve of $161,000 for a loan to a hotel and restaurant in Pennsylvania, a specific reserve of $300,000 for a loan secured by rental retail space located in northern Virginia, a specific reserve of $112,000 for a loan to a restaurant in central Pennsylvania, a specific reserve of $960,000 for a loan to an equipment leasing company in southwest Pennsylvania and a specific reserve of $500,000 for a loan to a car dealer located in northwest Pennsylvania.
     In determining the amount of the current period provision, the Company considered the economic conditions, including unemployment levels and bankruptcy filings, and declines in real estate values and the impact of these factors on the quality of our loan portfolio. Annualized net charge-offs to average loans increased to 0.33% for the quarter ended March 31, 2010 from 0.25% for the quarter ended March 31, 2009. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
Noninterest Income
     Noninterest income increased by $6.3 million, or 64.5%, to $15.9 million for the quarter ended March 31, 2010 from $9.6 million for the quarter ended March 31, 2009. Gains and losses on investment securities improved by $1.9 million, with a net gain of $2.0 million for the quarter ended March 31, 2010 from a net gain of $42,000 for the quarter ended March 31, 2009. This improvement was due to the sale of $55.0 million of Fannie Mae zero coupon bonds at a net gain of $2.0 million. Loss on real estate owned improved by $3.9 million to a net loss of $24,000 for the quarter ended March 31, 2010 from a net loss of $3.9 million for the quarter ended March 31, 2009. During the quarter ended March 31, 2009 we recorded an impairment charge of approximately $3.9 million related to a parcel of land in Florida that was taken into real estate owned during 2008. Also contributing to the increase in noninterest income were increases in service charges and fees, trust and other financial services income and insurance commissions. Insurance commission income increased by $593,000, to $1.1 million for the quarter ended March 31, 2010 from $549,000 for the quarter ended March 31, 2009. This increase is primarily attributable to our acquisition of Veracity Benefits Design, an employee benefits firm specializing in services to employer and employee groups, offering group medical, dental, life, accidental death and dismemberment, long term disability, travel accident, and vision insurance plans. Offsetting these increases was a decrease of $1.8 million in mortgage banking income as we decreased the volume of one-to four-family mortgage loans that we sold into the secondary market.
Noninterest Expense
     Noninterest expense increased by $4.3 million, or 9.8%, to $48.6 million for the quarter ended March 31, 2010 from $44.3 million for the same quarter in the prior year. All major categories of expenses increased, except for amortization of intangible assets. The largest increases were in compensation and employee benefits expense, processing expenses, marketing expenses and other expenses. Compensation and employee benefits expense increased by $2.0 million, or 8.1%, to $25.9 million for the quarter ended March 31, 2010 from $23.9 million for the quarter ended March 31, 2009. This increase is primarily due to an increase in health insurance expense and the expense related to the ESOP plan. Processing expenses increased by $388,000, or 7.3%, to $5.7 million for the quarter ended March 31, 2010 from $5.3 million for the quarter ended March 31, 2009. This increase is primarily the result of our continued upgrade of systems. Marketing expense increased by $514,000, or 55.3%, to $1.4 million for the quarter ended March 31, 2010 from $929,000 for the quarter ended March 31, 2009. This increase was due to the continuation of a marketing campaign that began in 2009 with a goal of acquiring more checking accounts.
Income Taxes
     The provision for income taxes for the quarter ended March 31, 2010 increased by $241,000, or 4.7%, compared to the same period last year. This increase in income tax is primarily a result of an increase in income before income taxes of $1.1 million, or 6.3%. The Company’s effective tax rate for the quarter ended March 31, 2010 was 28.8% compared to 29.3% experienced in the same quarter last year.

Average Balance Sheet
(Dollars in Thousands)
The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are calculated using daily averages.

			Three months ended March 31,
	2010			2009
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (g)	Balance	Interest	Cost (g)
ASSETS:
Interest earning assets:
Loans (a) (b) (includes FTE adjustments of $365 and $583, respectively)	$5,346,962	81,111	6.11%	5,208,603	81,291	6.26%
Mortgage-backed securities (c)	736,904	6,145	3.34%	738,132	7,405	4.01%
Investment securities (c) (d) (includes FTE adjustments of $1,445 and $1,579, respectively)	359,097	5,127	5.71%	386,097	6,057	6.28%
FHLB stock	63,242	—		63,143	—
Other interest earning deposits	946,695	565	0.24%	76,937	39	0.20%

Total interest earning assets (includes FTE adjustments of $1,810 and $2,162, respectively)	7,452,900	92,948	5.02%	6,472,912	94,792	5.87%
Noninterest earning assets (e)	597,320			515,476

TOTAL ASSETS	8,050,220			6,988,388

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	960,034	2,034	0.86%	790,467	1,453	0.75%
Now accounts	752,109	398	0.21%	709,351	806	0.46%
Money market demand accounts	840,727	1,836	0.89%	704,752	2,523	1.45%
Certificate accounts	2,582,782	17,136	2.69%	2,469,283	19,855	3.26%
Borrowed funds (f)	900,740	8,295	3.73%	1,043,501	8,699	3.38%
Debentures	103,094	1,405	5.45%	108,249	1,490	5.51%

Total interest bearing liabilities	6,139,486	31,104	2.05%	5,825,603	34,826	2.42%
Noninterest bearing liabilities	611,279			541,899

Total liabilities	6,750,765			6,367,502
Shareholders’ equity	1,299,455			620,886

TOTAL LIABILITIES AND EQUITY	$8,050,220			6,988,388

Net interest income/ Interest rate spread		61,844	2.97%		59,966	3.45%

Net interest earning assets/ Net interest margin	$1,313,414		3.32%	647,309		3.71%

Ratio of interest earning assets to interest bearing liabilities	1.21X			1.11X

(a)	Average gross loans include loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include Fannie Mae and FHLMC stock.

(e)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(f)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings.

(g)	Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans – 6.08% and 6.23%; respectively, Investment securities – 4.10% and 4.64%; respectively, interest-earning assets – 4.92% and 5.73%; respectively. GAAP basis net interest rate spreads were 2.87% and 3.31%, respectively and GAAP basis net interest margins were 3.22% and 3.58%, respectively.

Rate/ Volume Analysis
(Dollars in Thousands)
The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affect the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) net change. Changes that cannot be attributed to either rate or volume have been allocated to both rate and volume.
Three months ended March 31, 2010 and 2009

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(2,345)	2,165	(180)
Mortgage-backed securities	(1,249)	(11)	(1,260)
Investment securities	(525)	(405)	(930)
FHLB stock	—	—	—
Other interest-earning deposits	7	519	526

Total interest-earning assets	(4,112)	2,268	(1,844)

Interest-bearing liabilities:
Savings accounts	246	335	581
Now accounts	(457)	49	(408)
Money market demand accounts	(1,174)	487	(687)
Certificate accounts	(3,632)	913	(2,719)
Borrowed funds	911	(1,315)	(404)
Debentures	(15)	(70)	(85)

Total interest-bearing liabilities	(4,121)	399	(3,722)

Net change in net interest income	$9	1,869	1,878

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As the holding company for a savings bank, one of the Company’s primary market risks is interest rate risk. Interest rate risk is the sensitivity of net interest income to variations in interest rates over a specified time period. The sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or reprice. The Company attempts to control interest rate risk by matching, within acceptable limits, the repricing periods of its assets and liabilities. Because the Company’s interest sensitive deposits typically have repricing periods or maturities of short duration, the Company has attempted to limit its exposure to interest sensitivity by borrowing funds with fixed-rates and longer maturities and by shortening the maturities of its assets by emphasizing the origination of more short-term fixed rate loans and adjustable rate loans. The Company also continues to sell a portion of the long-term, fixed-rate mortgage loans that we originate. In addition, the Company purchases shorter term or adjustable-rate investment securities and adjustable-rate mortgage-backed securities.
     The Company has an Asset/ Liability Committee consisting of several members of management which meets monthly to review market interest rates, economic conditions, the pricing of interest earning assets and interest bearing liabilities and the Company’s balance sheet structure. On a quarterly basis, this Committee also reviews the Company’s interest rate risk position and the Bank’s cash flow projections.
     The Company’s Board of Directors has a Risk Management Committee which meets quarterly and reviews interest rate risks and trends, the Company’s interest sensitivity position, the Company’s liquidity position and the market risk inherent in the Company’s investment portfolio.
     In an effort to assess market risk, the Company utilizes a simulation model to determine the effect of immediate incremental increases and decreases in interest rates on net income and the market value of the Company’s equity. Certain assumptions are made regarding loan prepayments and decay rates of passbook and NOW accounts. Because it is difficult to accurately project the market reaction of depositors and borrowers, the effect of actual changes in interest on these assumptions may differ from simulated results. The Company has established the following guidelines for assessing interest rate risk:
     Net income simulation. Given a parallel shift of 2% in interest rates, the estimated net income may not decrease by more than 20% within a one-year period.
     Market value of equity simulation. The market value of the Company’s equity is the present value of the Company’s assets and liabilities. Given a parallel shift of 2% in interest rates, the market value of equity may not decrease by more than 35% of total shareholders’ equity.

     The following table illustrates the simulated impact of a 1% or 2% upward or 1% or 2% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at March 31, 2010 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from March 31, 2010 levels.

	Increase		Decrease
Parallel shift in interest rates over the next 12 months	1.0%	2.0%	1.0%	2.0%

Projected percentage increase/ (decrease) in net income	5.4%	9.3%	(8.1)%	(16.8)%
Projected increase/ (decrease) in return on average equity	0.3%	0.5%	(0.4)%	(0.9)%
Projected increase/ (decrease) in earnings per share	$0.04	$0.06	$(0.05)	$(0.11)
Projected percentage increase/ (decrease) in market value of equity	(7.4)%	(15.8)%	(2.3)%	(6.7)%
     The figures included in the table above represent projections that were computed based upon certain assumptions including prepayment rates and decay rates. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates. Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision of and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
     There were no changes in the Company’s internal controls over financial reporting during the period covered by this report or in other factors that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company and its subsidiaries are subject to a number of asserted and unasserted claims encountered in the normal course of business. Management believes that the aggregate liability, if any, that may result from such potential litigation will not have a material adverse effect on the Company’s financial statements.

Item 1A. Risk Factors
     There are no material changes to the risk factors as previously discussed in Item 1A, to Part I of our 2009 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.) Not applicable.

b.) Not applicable.

c.) Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

NORTHWEST BANCSHARES, INC. (Registrant)
Date: May 10, 2010	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller (Duly Authorized Officer and Principal Accounting Officer of the Registrant)