Form 10-Q
period 2010-06-30
Northwest Bancshares, Inc.
filed 2010-08-05
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
     Common Stock ($0.01 par value) 110,776,506 shares outstanding as of August 2, 2010

NORTHWEST BANCSHARES, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS
NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2010	2009
Assets
Cash and due from banks	$60,647	69,265
Interest-earning deposits in other financial institutions	745,781	1,037,893
Federal funds sold and other short-term investments	632	632
Marketable securities available-for-sale (amortized cost of $813,761 and $1,059,177)	832,432	1,067,089
Marketable securities held-to-maturity (fair value of $417,962 and $0)	415,303	—

Total cash and investments	2,054,795	2,174,879

Loans held for sale	22,259	1,164
Mortgage loans — one- to four- family	2,443,698	2,334,538
Home equity loans	1,095,495	1,067,584
Consumer loans	266,151	286,292
Commercial real estate loans	1,326,879	1,238,217
Commercial business loans	390,426	371,670

Total loans	5,544,908	5,299,465
Allowance for loan losses	(75,417)	(70,403)

Total loans, net	5,469,491	5,229,062

Federal Home Loan Bank stock, at cost	63,242	63,242
Accrued interest receivable	27,191	25,780
Real estate owned, net	22,191	20,257
Premises and equipment, net	125,843	124,316
Bank owned life insurance	130,625	128,270
Goodwill	171,682	171,363
Other intangible assets	5,138	4,678
Other assets	65,935	83,451

Total assets	$8,136,133	8,025,298

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$534,461	487,036
Interest-bearing demand deposits	781,677	768,110
Savings deposits	1,966,880	1,744,537
Time deposits	2,445,961	2,624,741

Total deposits	5,728,979	5,624,424

Borrowed funds	897,557	897,326
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	103,094	103,094
Advances by borrowers for taxes and insurance	30,703	22,034
Accrued interest payable	4,333	4,493
Other liabilities	60,744	57,412

Total liabilities	6,825,410	6,708,783

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 110,775,014 and 110,641,858 shares issued, respectively	1,108	1,106
Paid-in capital	829,686	828,195
Retained earnings	516,005	508,842
Unallocated common stock of employee stock ownership plan	(28,851)	(11,651)
Accumulated other comprehensive loss	(7,225)	(9,977)

	1,310,723	1,316,515

Total liabilities and shareholders’ equity	$8,136,133	8,025,298

See accompanying notes to consolidated financial statements — unaudited

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Loans receivable	$81,734	79,660	162,480	160,368
Mortgage-backed securities	6,706	6,873	12,851	14,278
Taxable investment securities	599	1,350	1,597	2,896
Tax-free investment securities	2,853	2,728	5,537	5,660
Interest-earning deposits	512	123	1,077	162

Total interest income	92,404	90,734	183,542	183,364

Interest expense:
Deposits	18,973	24,446	40,377	49,083
Borrowed funds	9,704	10,115	19,404	20,304

Total interest expense	28,677	34,561	59,781	69,387

Net interest income	63,727	56,173	123,761	113,977
Provision for loan losses	7,896	11,736	16,697	17,517

Net interest income after provision for loan losses	55,831	44,437	107,064	96,460

Noninterest income:
Impairment losses on securities	(1,824)	(8,690)	(1,921)	(8,690)
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	1,606	4,400	1,606	4,400

Net impairment losses	(218)	(4,290)	(315)	(4,290)
Gain on sale of investments, net	94	238	2,177	280
Service charges and fees	9,902	8,508	18,804	16,379
Trust and other financial services income	1,912	1,505	3,745	2,853
Insurance commission income	1,293	759	2,435	1,308
(Loss)/ gain on real estate owned, net	(255)	7	(279)	(3,872)
Income from bank owned life insurance	1,474	1,201	2,640	2,388
Mortgage banking income	29	3,300	21	5,114
Other operating income	1,314	986	2,174	1,691

Total noninterest income	15,545	12,214	31,402	21,851

Noninterest expense:
Compensation and employee benefits	24,960	22,739	50,816	46,665
Premises and occupancy costs	5,340	5,224	11,342	11,202
Office operations	2,934	3,292	6,171	6,305
Processing expenses	5,552	4,954	11,248	10,262
Marketing expenses	3,294	2,015	4,737	2,944
Federal deposit insurance premiums	2,148	1,890	4,296	3,780
FDIC special assessment	—	3,288	—	3,288
Professional services	583	590	1,311	1,231
Amortization of other intangible assets	759	826	1,541	1,670
Real estate owned expense	712	499	1,611	932
Other expenses	1,875	1,687	3,688	2,991

Total noninterest expense	48,157	47,004	96,761	91,270

Income before income taxes	23,219	9,647	41,705	27,041

Federal and state income taxes	7,078	2,356	12,411	7,448

Net income	$16,141	7,291	29,294	19,593

Basic earnings per share	$0.15	0.07	0.27	0.18

Diluted earnings per share	$0.15	0.07	0.27	0.18

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Three months ended June 30, 2009	Shares	Amount	Capital	Earnings	Income/ (loss)	Stock	Equity
Beginning balance at March 31, 2009	109,067,161	$5,125	218,830	498,677	(28,804)	(69,423)	624,405

Cumulative effect of change in accounting principle — adoption of FSP SFAS 115-2 and SFAS 124-2, net of tax of $903	—	—	—	1,676	(1,676)	—	—

Comprehensive income:
Net income	—	—	—	7,291	—	—	7,291
Change in fair value of interest rate swaps, net of tax of $(2,104)	—	—	—	—	3,907	—	3,907
Change in unrealized loss on securities, net of tax of $(317)	—	—	—	—	589	—	589
Reclassification of previously recognized OTTI on investment securities recorded in OCI to net income, net of tax of $(1,426)	—	—	—	—	2,649	—	2,649
Other-than-temporary impairment on securities recorded in other comprehensive income, net of tax of $1,540	—	—	—	—	(2,860)	—	(2,860)

Total comprehensive income	—	—	—	7,291	4,285	—	11,576

Exercise of stock options	18,830	1	57	—	—	—	58

Stock compensation expense	—	—	448	—	—	—	448

Dividends paid ($0.10 per share)	—	—	—	(3,952)	—	—	(3,952)

Ending balance at June 30, 2009	109,085,991	$5,126	219,335	503,692	(26,195)	(69,423)	632,535

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
Three months ended June 30, 2010	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at March 31, 2010	110,680,962	$1,107	828,623	510,932	(9,731)	(28,851)	1,302,080

Comprehensive income:
Net income	—	—	—	16,141	—	—	16,141
Change in fair value of interest rate swaps, net of tax of $1,752	—	—	—	—	(2,741)	—	(2,741)
Change in unrealized loss on securities, net of tax of $(2,746)	—	—	—	—	5,100	—	5,100
Reclassification of previously recognized OTTI on investment securities recorded in OCI to net income, net of tax of $(71)	—	—	—	—	147	—	147

Total comprehensive income	—	—	—	16,141	2,506	—	18,647

Exercise of stock options	94,052	1	838	—	—	—	839

Stock compensation expense	—	—	225	—	—	—	225

Dividends paid ($0.10 per share)	—	—	—	(11,068)	—	—	(11,068)

Ending balance at June 30, 2010	110,775,014	$1,108	829,686	516,005	(7,225)	(28,851)	1,310,723

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
(dollars in thousands)

					Accumulated
					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
Six months ended June 30, 2009	Shares	Amount	Capital	Earnings	Income/ (loss)	Stock	Equity
Beginning balance at December 31, 2008	109,052,887	$5,124	218,332	490,326	(30,575)	(69,423)	613,784

Cumulative effect of change in accounting principle — adoption of FSP SFAS 115-2 and SFAS 124-2, net of tax of $903	—	—	—	1,676	(1,676)	—	—

Comprehensive income:
Net income	—	—	—	19,593	—	—	19,593
Change in fair value of interest rate swaps, net of tax of $(2,717)	—	—	—	—	5,045	—	5,045
Change in unrealized loss on securities, net of tax of $(658)	—	—	—	—	1,222	—	1,222
Reclassification of previously recognized OTTI on investment securities recorded in OCI to net income, net of tax of $(1,426)	—	—	—	—	2,649	—	2,649
Other-than-temporary impairment on securities recorded in other comprehensive income, net of tax of $1,540	—	—	—	—	(2,860)	—	(2,860)

Total comprehensive income	—	—	—	19,593	6,056	—	25,649

Exercise of stock options	33,104	2	114	—	—	—	116

Stock-based compensation expense	—	—	889	—	—	—	889

Dividends paid ($0.20 per share)	—	—	—	(7,903)	—	—	(7,903)

Ending balance at June 30, 2009	109,085,991	$5,126	219,335	503,692	(26,195)	(69,423)	632,535

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
Six months ended June 30, 2010	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2009	110,641,858	$1,106	828,195	508,842	(9,977)	(11,651)	1,316,515

Comprehensive income:
Net income	—	—	—	29,294	—	—	29,294
Change in fair value of interest rate swaps, net of tax of $2,291	—	—	—	—	(3,583)	—	(3,583)
Change in unrealized loss on securities, net of tax of $(3,300)	—	—	—	—	6,130	—	6,130
Reclassification of previously recognized OTTI on investment securities recorded in OCI to net income, net of tax of $(110)	—	—	—	—	205	—	205

Total comprehensive income	—	—	—	29,294	2,752	—	32,046

Exercise of stock options	133,156	2	1,166	—	—	—	1,168

Stock-based compensation expense	—	—	1,028	—	—	—	1,028

Additional costs associated with common stock offering	—	—	(703)	—	—	—	(703)

Purchase of common stock by ESOP	—	—	—	—	—	(17,200)	(17,200)

Dividends paid ($0.20 per share)	—	—	—	(22,131)	—	—	(22,131)

Ending balance at June 30, 2010	110,775,014	$1,108	829,686	516,005	(7,225)	(28,851)	1,310,723

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six months ended
	June 30,
	2010	2009
OPERATING ACTIVITIES:
Net Income	$29,294	19,593
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	16,697	17,517
Net gain on sale of assets	(302)	(4,769)
Net depreciation, amortization and accretion	7,092	8,797
Decrease/ (increase) in other assets	5,084	(6,645)
(Decrease)/ increase in other liabilities	(2,703)	10,342
Net amortization of premium/ (discount) on marketable securities	(1,101)	(1,939)
Deferred income tax expense/ (benefit)	2,133	(585)
Noncash impairment losses on investment securities	315	4,290
Noncash impairment of REO	—	3,862
Origination of loans held for sale	(27,494)	(383,800)
Proceeds from sale of loans held for sale	15,348	388,843
Noncash compensation expense related to stock benefit plans	1,028	889

Net cash provided by operating activities	45,391	56,395

INVESTING ACTIVITIES:
Purchase of marketable securities held-to-maturity	(465,089)	—
Purchase of marketable securities available-for-sale	—	(24,838)
Proceeds from maturities and principal reductions of marketable securities available-for-sale	191,511	154,048
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	49,789	—
Proceeds from sale of marketable securities available-for-sale	56,865	—
Loan originations	(1,003,830)	(732,247)
Proceeds from loan maturities and principal reductions	751,886	756,254
Proceeds from sale of real estate owned	5,250	2,639
Sale of real estate owned for investment, net	(104)	77
Purchase of premises and equipment	(7,697)	(10,232)

Net cash (used in)/ provided by investing activities	(421,419)	145,701

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Six months ended
	June 30,
	2010	2009
FINANCING ACTIVITIES:
Increase in deposits, net	$104,555	307,528
Repayments of long-term borrowings	(1,532)	(4,566)
Net (decrease) /increase in short-term borrowings	1,769	(166,205)
Increase/ (decrease) in advances by borrowers for taxes and insurance	8,669	4,078
Cash dividends paid	(22,131)	(7,903)
Purchase of common stock for employee stock ownership plan	(17,200)	—
Proceeds from stock options exercised	1,168	116

Net cash provided by financing activities	75,298	133,048

Net increase/ (decrease) in cash and cash equivalents	$(300,730)	335,144

Cash and cash equivalents at beginning of period	$1,107,790	79,922
Net increase/ (decrease) in cash and cash equivalents	(300,730)	335,144

Cash and cash equivalents at end of period	$807,060	415,066

Cash and cash equivalents:
Cash and due from banks	$60,647	43,841
Interest-earning deposits in other financial institutions	745,781	369,840
Federal funds sold and other short-term investments	632	1,385

Total cash and cash equivalents	$807,060	415,066

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $35,291 and $41,429, respectively)	$59,941	69,626

Income taxes	$8,042	13,299

Non-cash activities:
Loans transferred to real estate owned	$7,463	5,557

Sale of real estate owned financed by the Company	$895	232

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

(1)	Basis of Presentation and Informational Disclosures
     Northwest Bancshares, Inc. (the “Company”) (“NWBI”), a Maryland corporation headquartered in Warren, Pennsylvania, is a savings and loan holding company regulated by the Office of Thrift Supervision (“OTS”). The Company was incorporated to be the successor to Northwest Bancorp, Inc. (“NWSB”), upon the completion of the mutual-to-stock conversion of Northwest Bancorp, MHC. As a result of the conversion, all share information for periods prior to December 31, 2009, has been revised to reflect the 2.25-to-one conversion rate. The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”). Northwest is regulated by the FDIC and the Pennsylvania Department of Banking. At June 30, 2010, Northwest operated 171 community-banking offices throughout Pennsylvania, western New York, eastern Ohio, Maryland and southern Florida.
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
     The results of operations for the three months ended and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
Stock-Based Compensation
     On January 20, 2010, the Company awarded employees 484,576 stock options and directors 54,000 stock options with an exercise price of $11.49 and a grant date fair value of $1.95 per stock option. Awarded stock options vest over a seven-year period beginning with the date of issuance. Stock-based compensation expense of $225,000 and $448,000 for the three months ended June 30, 2010 and 2009, respectively, and $1.0 million and $889,000 for the six months ended June 30, 2010 and 2009, respectively, was recognized in compensation expense relating to the Company’s stock benefit plans. Included in compensation was our recognition and retention plan which vested and was expensed over a five year period and ended on March 16, 2010. At June 30, 2010 there was compensation expense of $1.7 million to be recognized for awarded but unvested stock options.
Income Taxes- Uncertain Tax Positions
     Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of June30, 2010 the Company had no liability for unrecognized tax benefits.
     The Company recognizes interest accrued related to: (1) unrecognized tax benefits in federal and state income taxes and (2) refund claims in other operating income. The Company recognizes penalties (if any) in federal and state income taxes. There is no amount accrued for the payment of interest or penalties at June 30, 2010. With few exceptions, the Company is no longer subject to examinations by the Internal Revenue Service, or the Department of Revenue and Taxation in the states in which it conducts business for the tax years ended prior to December 31, 2006.
Recently Issued Accounting Standards to be Adopted in Future Periods
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets. This guidance improves the information that we provide in our financial statements about a transfer of financial assets; the effects of a transfer on our financial position, financial performance, and cash flows; and our continuing involvement, if any, in transferred financial assets. Additionally, this ASU eliminates the concept of a qualifying special-purpose entity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, and we were required to apply this guidance prospectively to transfers of financial assets beginning January 1, 2010. This guidance did not impact our consolidated financial statements.
     In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. This guidance improves disclosures about fair value of financial instruments and requires additional disclosures regarding fair value measurements. Specifically, the guidance requires entities to disclose the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, to disclose reasons for any transfers in or out of Level 3 and to separately disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements. In addition, the guidance also clarifies certain existing fair value measurement disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements separately, the amendments are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements is effective for interim and annual reporting periods beginning after December 15, 2010. We do not expect the adoption of the remaining provisions will have a material impact on our consolidated financial statements.
     In July 2010, FASB issued Accounting Standards Update No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of this guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables by providing additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

(2)	Business Segments
     The Company operates in two reportable business segments: Community Banking and Consumer Finance. The Community Banking segment provides services traditionally offered by full-service community banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and consumer loans, as well as insurance, brokerage and investment management and trust services. The Consumer Finance segment, which is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest, operates 52 offices in Pennsylvania and offers personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through an intercompany borrowing relationship with Allegheny Services, Inc., a subsidiary of Northwest. Net income is the primary measure used by management to measure segment performance. The following tables provide financial information for these reportable segments. The “All Other” column represents the parent company and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.
As of or for the three months ended:

	Community	Consumer
June 30, 2010 ($ in 000’s)	Banking	Finance	All Other *	Consolidated
External interest income	$87,182	5,219	3	92,404
Intersegment interest income	807	—	(807)	—
Interest expense	27,822	807	48	28,677
Provision for loan losses	7,000	896	—	7,896
Noninterest income	14,988	544	13	15,545
Noninterest expense	45,004	3,045	108	48,157
Income tax expense (benefit)	6,986	422	(330)	7,078
Net income	16,165	593	(617)	16,141
Total assets	$7,996,270	115,991	23,872	8,136,133

	Community	Consumer
June 30, 2009 ($ in 000’s)	Banking	Finance	All Other *	Consolidated
External interest income	$85,652	5,080	2	90,734
Intersegment interest income	800	—	(800)	—
Interest expense	33,095	820	646	34,561
Provision for loan losses	11,000	736	—	11,736
Noninterest income	11,586	604	24	12,214
Noninterest expense	44,035	2,861	108	47,004
Income tax expense (benefit)	2,365	526	(535)	2,356
Net income	7,543	741	(993)	7,291
Total assets	$6,963,326	115,381	13,584	7,092,291

*	Eliminations consist of intercompany loans, interest income and interest expense.

As of or for the six months ended:

	Community	Consumer
June 30, 2010 ($ in 000’s)	Banking	Finance	All Other *	Consolidated
External interest income	$173,148	10,386	8	183,542
Intersegment interest income	1,614	—	(1,614)	—
Interest expense	58,267	1,614	(100)	59,781
Provision for loan losses	15,000	1,697	—	16,697
Noninterest income	30,435	941	26	31,402
Noninterest expense	90,470	6,070	221	96,761
Income tax expense (benefit)	12,197	809	(595)	12,411
Net income	29,263	1,137	(1,106)	29,294
Total assets	$7,996,270	115,991	23,872	8,136,133

	Community	Consumer
June 30, 2009 ($ in 000’s)	Banking	Finance	All Other *	Consolidated
External interest income	$173,273	10,080	11	183,364
Intersegment interest income	1,551	—	(1,551)	—
Interest expense	66,395	1,626	1,366	69,387
Provision for loan losses	16,000	1,517	—	17,517
Noninterest income	20,706	1,097	48	21,851
Noninterest expense	85,152	5,871	247	91,270
Income tax expense (benefit)	7,638	898	(1,088)	7,448
Net income	20,345	1,265	(2,017)	19,593
Total assets	$6,963,326	115,381	13,584	7,092,291

*	Eliminations consist of intercompany loans, interest income and interest expense.

(3)	Investment securities and impairment of investment securities
     The following table shows the Company’s portfolio of investment securities available-for-sale at June 30, 2010 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$72	—	(1)	71

Debt issued by government sponsored enterprises:
Due in one year-five years	1,983	134	—	2,117
Due in five years-ten years	8,587	548	—	9,135

Equity securities	954	68	(88)	934

Municipal securities:
Due in one year-five years	2,266	96	—	2,362
Due in five years-ten years	35,901	1,272	—	37,173
Due after ten years	178,362	3,083	(1,050)	180,395

Corporate debt issues:
Due in one year or less	100	—	—	100
Due in one year-five years	500	—	—	500
Due after ten years	25,743	194	(7,396)	18,541

Residential mortgage-backed securities:
Fixed rate pass-through	124,676	9,283	(1)	133,958
Variable rate pass-through	195,522	8,664	(20)	204,166
Fixed rate non-agency CMOs	16,743	55	(1,515)	15,283
Fixed rate agency CMOs	16,384	1,098	—	17,482
Variable rate non-agency CMOs	7,369	—	(484)	6,885
Variable rate agency CMOs	198,599	4,832	(101)	203,330

Total residential mortgage-backed securities	559,293	23,932	(2,121)	581,104

Total marketable securities available-for-sale	$813,761	29,327	(10,656)	832,432

     The following table shows the Company’s portfolio of investment securities available-for-sale at December 31, 2009 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$76	—	(1)	75

Debt issued by government sponsored enterprises:
Due in one year-five years	1,977	153	—	2,130
Due in five years -ten years	21,912	524	—	22,436
Due after ten years	52,667	1,128	(498)	53,297

Equity securities	1,054	191	(118)	1,127

Municipal securities:
Due in one year-five years	3,146	68	—	3,214
Due in five years -ten years	41,170	1,163	—	42,333
Due after ten years	190,812	2,774	(1,677)	191,909

Corporate debt issues:
Due in one year-five years	500	—	—	500
Due after ten years	26,882	168	(10,549)	16,501

Residential mortgage-backed securities:
Fixed rate pass-through	145,363	6,440	(47)	151,756
Variable rate pass-through	231,232	7,894	(85)	239,041
Fixed rate non-agency CMOs	18,919	48	(1,788)	17,179
Fixed rate CMOs	19,994	982	—	20,976
Variable rate non-agency CMOs	9,075	—	(1,170)	7,905
Variable rate CMOs	294,398	2,642	(330)	296,710

Total residential mortgage-backed securities	718,981	18,006	(3,420)	733,567

Total marketable securities available-for-sale	$1,059,177	24,175	(16,263)	1,067,089

     The following table shows the Company’s portfolio of investment securities held-to-maturity at June 30, 2010 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by government sponsored enterprises:
Due in one year-five years	51,500	127	—	51,627

Municipal securities:
Due after ten years	60,235	229	(99)	60,365

Residential mortgage-backed securities:
Fixed rate pass-through	33,568	727	—	34,295
Variable rate pass-through	10,077	85	—	10,162
Fixed rate agency CMOs	229,721	1,536	(390)	230,867
Variable rate agency CMOs	30,202	444	—	30,646

Total residential mortgage-backed securities	303,568	2,792	(390)	305,970

Total marketable securities held-to-maturity	$415,303	3,148	(489)	417,962

     The Company had no investments classified as held-to-maturity at December 31, 2009.

     The Company reviews its investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the intent to hold the investments for a period of time sufficient to allow for a recovery in value. Some investments are evaluated using the Company’s best estimate of future cash flows. If the Company’s estimate of cash flows determines that it is expected an adverse change has occurred, other-than-temporary impairment would be recognized for the credit loss.
     The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2010 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss

U.S. government and agencies	$—	—	37	(1)	37	(1)
Municipal securities	39,319	(278)	10,711	(871)	50,030	(1,149)
Corporate issues	—	—	15,032	(7,396)	15,032	(7,396)
Equity securities	24	(2)	143	(86)	167	(88)
Residential mortgage- backed securities -non-agency	—	—	17,441	(1,999)	17,441	(1,999)
Residential mortgage- backed securities -agency	20,729	(394)	8,819	(118)	29,548	(512)

Total temporarily impaired securities	$60,072	(674)	52,183	(10,471)	112,255	(11,145)

     The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2009 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss

U.S. government and agencies	$17,051	(490)	266	(9)	17,317	(499)
Municipal securities	43,897	(598)	10,505	(1,079)	54,402	(1,677)
Corporate issues	—	—	12,058	(10,549)	12,058	(10,549)
Equities	452	(118)	—	—	452	(118)
Residential mortgage- backed securities -non-agency	1,194	(2)	19,451	(2,956)	20,645	(2,958)
Residential mortgage- backed securities -agency	25,752	(181)	43,067	(281)	68,819	(462)

Total temporarily impaired securities	$88,346	(1,389)	85,347	(14,874)	173,693	(16,263)

Corporate issues
     As of June 30, 2010, the Company had ten investments with a total book value of $19.7 million and total fair value of $12.2 million, where the book value exceeded the carrying value for more than 12 months. These investments were four single issuer trust preferred investments and six pooled trust preferred investments. The single issuer trust preferred investments were evaluated for other-than-

temporary impairment by determining the strength of the underlying issuer. In each case, the underlying issuer was “well-capitalized” for regulatory purposes. None of the issuers have deferred interest payments or announced the intention to defer interest payments, nor have any been downgraded. The Company believes the decline in fair value is related to the spread over three month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR is significantly lower than current market spreads. The Company concluded the impairment of these investments was considered temporary. In making that determination, the Company also considered the duration and the severity of the losses. The pooled trust preferred investments were evaluated for other-than-temporary impairment by considering the duration and severity of the losses, actual cash flows, projected cash flows, performing collateral, the class of investment owned by the Company and the amount of additional defaults the structure could withstand prior to the investment experiencing a disruption in cash flows. None of these investments have experienced a cash flow disruption. After evaluation, the impairment in five investments was considered temporary, while the impairment in one investment was considered other-than-temporary. Accordingly, the Company further evaluated this investment determining that $57,000 of the impairment was credit related impairment and $257,000 of the impairment was deemed non-credit related impairment.
     The following table provides class, book value, fair value and ratings information for the Company’s portfolio of corporate securities that have an unrealized loss as of June 30, 2010 (in thousands):

		Total
		Book	Fair	Unrealized	Moody’s/ Fitch
Description	Class	Value	Value	Losses	Ratings

North Fork Capital (1)	N/A	$1,008	1,003	(5)	Baa3/ BBB
Bank Boston Capital Trust (2)	N/A	988	674	(314)	Baa3/ BB
Reliance Capital Trust	N/A	1,000	868	(132)	Not rated
Huntington Capital Trust	N/A	1,421	848	(573)	Ba1/ BB+
MM Community Funding I	Mezzanine	313	56	(257)	Ca/ C
MM Community Funding II	Mezzanine	382	33	(349)	Baa2/ BB
I-PreTSL I	Mezzanine	1,500	187	(1,313)	Not rated/ BB
I-PreTSL II	Mezzanine	1,500	187	(1,313)	Not rated/ BB
PreTSL XIX *	Senior A-1	7,223	4,991	(2,232)	A3/ A
PreTSL XX *	Senior A-1	4,364	3,352	(1,012)	Ba2/ A

		$19,699	12,199	(7,500)

(1)	– North Fork Bank was acquired by Capital One Financial Corporation.

(2)	– Bank Boston was acquired by Bank of America.

*	- Excludes the value of related U.S. Treasury zero coupon bond.

     The following table provides collateral information on pooled trust preferred securities included in the previous table as of June 30, 2010 (in thousands):

				Additional
				Immediate
				defaults before
		Current		causing an
	Total	deferrals	Performing	interest
Description *	Collateral	and defaults	Collateral	shortfall
| | | |
I-PreTSL I	$193,500	17,500	176,000	98,500
I-PreTSL II	378,000	—	378,000	153,000
PreTSL XIX	700,535	162,400	538,135	191,000
PreTSL XX	580,154	159,000	421,154	122,500

*	— similar information for the MM Community Funding I and II is not available.
Mortgage-backed securities
     Mortgage-backed securities include agency (FNMA, FHLMC and GNMA) mortgage-backed securities and non-agency collateralized mortgage obligations (“CMOs”). The Company reviews its portfolio of agency mortgage-backed securities quarterly for impairment. As of June 30, 2010, the Company believes that the impairment within its portfolio of agency mortgage-backed securities is temporary. As of June 30, 2010, the Company had 12 non-agency CMOs with a total book value of $24.1 million and a total fair value of $22.2 million.
     The following table shows issuer specific information, book value, fair value, unrealized gain or loss and other-than-temporary impairment recorded in earnings for the Company’s portfolio of non-agency CMOs as of June 30, 2010 (in thousands):

				Impairment	Total
		Total		recorded in	impairment
	Book	Fair	Unrealized	current quarter	recorded in
Description	Value	Value	Gain/ (loss)	earnings	earnings

AMAC 2003-6 2A2	$831	837	6	—	—
AMAC 2003-6 2A8	1,719	1,739	20	—	—
AMAC 2003-7 A3	983	998	15	—	—
BOAMS 2005-11 1A8	4,638	4,242	(396)	—	—
CWALT 2005-J14 A3	6,099	4,983	(1,116)	(7)	(355)
CFSB 2003-17 2A2	1,333	1,330	(3)	—	—
WAMU 2003-S2 A4	1,140	1,153	13	—	—
CMLTI 2005-10 1A5B	1,300	1,071	(229)	(62)	(2,786)
CSFB 2003-21 1A13	140	140	—	—	—
FHASI 2003-8 1A24	3,137	3,006	(131)	—	—
SARM 2005-21 4A2	1,522	1,517	(5)	(92)	(2,543)
WFMBS 2003-B A2	1,270	1,152	(118)	—	—

	$24,112	22,168	(1,944)	(161)	(5,684)

     Credit related other-than-temporary impairment on debt securities is recognized in earnings while noncredit related other-than-temporary impairment on debt securities, not expected to be sold, is recognized in other comprehensive income.
     The table below shows a cumulative roll forward of credit losses recognized in earnings for all debt securities held as of June 30, 2010 and not intended to be sold (in thousands):

Beginning balance as of Janaury 1, 2010 (a)	$13,998
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	315

Ending balance as of June 30, 2010	$14,313

(a)	– The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.
(4) Loans receivable
     The following table shows a summary of our loans receivable at June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009
Real estate loans:
One- to four-family	$2,496,020	2,371,996
Home equity	1,099,203	1,080,011
Multi-family and commercial	1,367,367	1,292,145

Total real estate	4,962,590	4,744,152

Consumer loans
Automobile	96,404	101,046
Education	37,162	32,860
Loans on savings accounts	11,588	12,209
Other	132,080	127,750

Total consumer loans	277,234	273,865

Commercial business loans	417,943	403,589

Total loans receivable, gross	5,657,767	5,421,606

Deferred loan fees	(6,625)	(7,030)
Allowance for loan losses	(75,417)	(70,403)
Undisbursed loan proceeds (real estate loans)	(106,234)	(115,111)

Total loans receivable, net	$5,469,491	5,229,062

     The following table presents the activity in the allowance for loan losses for the three months and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$74,836	57,487	70,403	54,929
Provision for loan losses	7,896	11,736	16,697	17,517
Charge-offs -mortgage	(600)	(558)	(1,265)	(883)
Charge-offs -consumer	(2,794)	(1,348)	(4,665)	(2,836)
Charge-offs -commercial	(4,418)	(834)	(6,752)	(2,525)
Recoveries	497	294	999	575

Balance at end of period	$75,417	66,777	75,417	66,777

     The following table details information on our loans as of June 30, 2010 and 2009 (in thousands):

	June 30,
	2010	2009
Loans 90 days or more delinquent	$107,464	122,557
Nonaccrual loans	130,329	122,557
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring	37,391	—
(5) Goodwill and Other Intangible Assets
     The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	June 30,	December 31,
	2010	2009
Amortizable intangible assets:
Core deposit intangibles — gross	$30,578	30,275
Acquisitions	—	303
Less: accumulated amortization	(27,364)	(26,108)

Core deposit intangibles — net	3,214	4,470

Customer and Contract intangible assets — gross	1,731	1,731
Acquisitions -Veracity Benefits Design	2,007	—
Less: accumulated amortization	(1,814)	(1,523)

Customer and Contract intangible assets — net	$1,924	208

     The following table shows the actual aggregate amortization expense for the current quarter and prior year’s same quarter, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the three months ended June 30, 2010	$759
For the three months ended June 30, 2009	826
For the six months ended June 30, 2010	1,541
For the six months ended June 30, 2009	1,670
For the year ending December 31, 2010	2,775
For the year ending December 31, 2011	1,692
For the year ending December 31, 2012	1,060
For the year ending December 31, 2013	635
For the year ending December 31, 2014	313
For the year ending December 31, 2015	140
     The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2008	$170,050	1,313	171,363
Goodwill acquired	—	—	—
Impairment losses	—	—	—

Balance at December 31, 2009	170,050	1,313	171,363
Goodwill acquired	219	100	319
Impairment losses	—	—	—

Balance at June 30, 2010	$170,269	1,413	171,682

     The Company, through an independent external third party, performed its annual goodwill impairment test as of June 30, 2010 and concluded that the Company’s goodwill was not impaired.
(6) Guarantees
     The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At June 30, 2010, the maximum potential amount of future payments the Company could be required to make under these standby letters of credit was $50.6 million, of which $49.3 million is fully collateralized. At June 30, 2010, the Company had a liability, which represents deferred income, of

$459,000 related to the standby letters of credit. There are no recourse provisions that would enable the Company to recover any amounts from third parties.
(7) Earnings Per Share
     Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options to purchase 4,500 shares of common stock with a weighted average exercise price of $12.48 per share were outstanding during the three months and six months ended June 30, 2010 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares. Stock options to purchase 2,677,497 shares of common stock with a weighted average exercise price of $10.63 per share were outstanding during the three months and six months ended June 30, 2009 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares.
     The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Reported net income	$16,141	7,291	29,294	19,593

Weighted average common shares outstanding	108,227,678	109,039,543	108,278,912	108,983,408
Dilutive potential shares due to effect of stock options	732,655	285,466	704,069	269,896

Total weighted average common shares and dilutive potential shares	108,960,333	109,325,009	108,982,981	109,253,304

Basic earnings per share:	$0.15	0.07	0.27	0.18

Diluted earnings per share:	$0.15	0.07	0.27	0.18

(8) Pension and Other Post-retirement Benefits (in thousands):
Components of Net Periodic Benefit Cost

	Three months ended June 30,
	Pension Benefits		Other Post-retirement Benefits
	2010	2009	2010	2009
Service cost	$1,397	1,323	—	—
Interest cost	1,333	1,198	24	25
Expected return on plan assets	(1,379)	(967)	—	—
Amortization of prior service cost	(40)	(27)	—	—
Amortization of the net loss	218	458	13	14

Net periodic benefit cost	$1,529	1,985	37	39

Components of Net Periodic Benefit Cost

	Six months ended June 30,
	Pension Benefits		Other Post-retirement Benefits
	2010	2009	2010	2009
Service cost	$2,794	2,646	—	—
Interest cost	2,666	2,396	48	50
Expected return on plan assets	(2,758)	(1,934)	—	—
Amortization of prior service cost	(80)	(54)	—	—
Amortization of the net loss	436	916	26	28

Net periodic benefit cost	$3,058	3,970	74	78

     The Company made no contribution to its pension or other post-retirement benefit plans during the six-month period ended June 30, 2010. Once determined, the Company anticipates making a tax-deductible contribution to its defined benefit pension plan for the year ending December 31, 2010.
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
Trust-Preferred Securities
     The fair value of trust-preferred investments is calculated using the discounted cash flows at the prevailing rate of interest on similar investments.
Cash flow hedges — Interest rate swap agreements (“swaps”)
     The fair value of the swaps is the amount the Company would have expected to pay to terminate the agreements and is based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.
Off-Balance Sheet Financial Instruments
     These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms. At June 30, 2010 and December 31, 2009, there was no significant unrealized appreciation or depreciation on these financial instruments.
     The following table sets forth the carrying amount and estimated fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	807,060	807,060	1,107,790	1,107,790
Securities available-for-sale	832,432	832,432	1,067,089	1,067,089
Securities held-to-maturity	415,303	417,962	—	—
Loans receivable, net	5,469,491	5,881,404	5,229,062	5,509,279
Accrued interest receivable	27,191	27,191	25,780	25,780
FHLB Stock	63,242	63,242	63,242	63,242

Total financial assets	7,614,719	8,029,291	7,492,963	7,773,180

Financial liabilities:
Savings and checking accounts	3,283,018	3,283,018	2,999,683	2,999,683
Time deposits	2,445,961	2,504,027	2,624,741	2,689,898
Borrowed funds	897,557	922,770	897,326	893,749
Junior subordinated debentures	103,094	113,925	103,094	108,051
Cash flow hedges -swaps	10,831	10,831	4,957	4,957
Accrued interest payable	4,333	4,333	4,493	4,493

Total financial liabilities	6,744,794	6,838,904	6,634,294	6,700,831

     Fair value estimates are made at a point in time, based on relevant market data and information about the instrument. The following methods and assumptions were used in estimating the fair value of financial instruments at both June 30, 2010 and December 31, 2009.
Fair Value Measurements
     Financial assets and liabilities recognized or disclosed at fair value on a recurring basis and certain financial assets and liabilities on a non-recurring basis are accounted for using a three-level hierarchy valuation technique based on whether the inputs to those valuation techniques are observable or unobservable. This hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest level input that has a significant impact on fair value measurement is used.
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
     The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair values. The Company performs due diligence to understand the inputs used or how the data was calculated or derived. The Company corroborates the reasonableness of external inputs in the valuation process.
     The following table represents assets measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value
Equity securities	$714	—	220	934

Debt securities:
U.S. government and agencies	—	71	—	71
Government sponsored enterprises	—	11,252	—	11,252
States and political subdivisions	—	219,930	—	219,930
Corporate	—	9,734	9,407	19,141

Total debt securities	—	240,987	9,407	250,394

Residential mortgage-backed securities:
GNMA	—	63,389	—	63,389
FNMA	—	159,138	—	159,138
FHLMC	—	114,834	—	114,834
Non-agency	—	763	—	763
Collateralized mortgage obligations:
GNMA	—	49,650	—	49,650
FNMA	—	54,039	—	54,039
FHLMC	—	117,123	—	117,123
Non-agency	—	22,168	—	22,168

Total mortgage-backed securities	—	581,104	—	581,104

Interest rate swaps	—	(10,831)	—	(10,831)

Total assets	$714	811,260	9,627	821,601

     The following table represents assets measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value
Equity securities	$907	—	220	1,127

Debt securities:
U.S. government and agencies	—	75		75
Government sponsored enterprises	—	77,863	—	77,863
States and political subdivisions	—	237,456	—	237,456
Corporate	—	9,616	7,385	17,001

Total debt securities	—	325,010	7,385	332,395

Residential mortgage-backed securities:
GNMA	—	71,673	—	71,673
FNMA	—	178,147	—	178,147
FHLMC	—	140,203	—	140,203
Non-agency	—	774	—	774
Collateralized mortgage obligations:
GNMA	—	54,492	—	54,492
FNMA	—	78,834	—	78,834
FHLMC	—	184,360	—	184,360
Non-agency	—	25,084	—	25,084

Total mortgage-backed securities	—	733,567	—	733,567

Interest rate swaps	—	(4,957)	—	(4,957)

Total assets	$907	1,053,620	7,605	1,062,132

     Debt securities — available for sale — Generally, debt securities are valued using pricing for similar securities, recently executed transactions and other pricing models utilizing observable inputs. The valuation for most debt securities is classified as level 2. Securities within level 2 include corporate bonds, municipal bonds, mortgage-backed securities and US government obligations. Certain debt securities do not have an active market and as such the broker pricing received by the Company uses alternative methods, including use of cash flow estimates. Accordingly, these securities are included herein as level 3 assets. The fair value of certain corporate debt securities are determined by the Company using a discounted cash flow model and market assumptions, which generally include cash flow, collateral and other market assumptions. As such, these securities are included herein as level 3 assets.
     Equity securities — available for sale — Level 1 securities include publicly traded securities valued using quoted market prices. Level 3 securities include investments in two financial institutions that provide financial services only to investor banks obtained as part of previous acquisitions without observable market data to determine the investments’ fair values. These securities can only be sold back to the issuing financial institution at cost. The Company considers the financial condition of the issuer to determine if the securities have indicators of impairment.

     Interest rate swap agreements (Swaps) — The fair value of the swaps is the amount the Company would be expected to pay to terminate the agreements and is based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.
     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six-month periods ended June 30, 2010 (in thousands):

	Three months ended		Six months ended
	June 30, 2010		June 30, 2010
	Equity	Debt	Equity	Debt
	securities	securities	securities	securities
Beginning balance	$220	9,316	$220	7,385

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	(218)	—	(315)
Included in other comprehensive income	—	309	—	2,337

Purchases and sales	—	—	—	—
Net transfers in (out) of Level 3	—	—	—	—

Ending balance	$220	9,407	$220	9,407

     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six-month periods ended June 30, 2009 (in thousands):

	Three months ended		Six months ended
	June 30, 2009		June 30, 2009
	Equity	Debt	Equity	Debt
	securities	securities	securities	securities
Beginning balance	$220	4,168	$220	5,937

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	—	—	—
Included in other comprehensive income	—	2,570	—	801

Purchases and sales	—	500	—	500
Net transfers in (out) of Level 3	—	—	—	—

Ending balance	$220	7,238	$220	7,238

     Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment, real estate owned and mortgage servicing rights. The following table represents the fair value measurement for nonrecurring assets as of June 30, 2010 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value
Loans measured for impairment	$—	—	76,430	76,430

Real estate owned	$—	—	22,191	22,191

Mortgage servicing rights	$—	—	1,108	1,108

Total assets	$—	—	99,729	99,729

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

     Impaired loans — A loan is considered to be impaired when it is probable that all of the principal and interest due under the original terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral or discounted cash flows when collateral does not exist. The Company measures impairment on all nonaccrual commercial and commercial real estate loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. The Company classifies impaired loans as nonrecurring Level 3.
     Real Estate Owned — Real estate owned is comprised of property acquired through foreclosure or voluntarily conveyed by delinquent borrowers. These assets are recorded on the date acquired at the lower of the related loan balance or fair value, less estimated disposition costs, with the fair value being determined by appraisal. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or fair value, less estimated disposition costs. The Company classifies real estate owned as nonrecurring Level 3.
     Mortgage servicing rights — Mortgage servicing rights represent the value of servicing residential mortgage loans, when the mortgage loans have been sold into the secondary market and the associated servicing has been retained by the Company. The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. Servicing rights and the related mortgage loans are segregated into categories or homogeneous pools based upon common characteristics. Adjustments are only made when the estimated discounted future cash flows are less than the carrying value, as determined by individual pool. As such, mortgage servicing rights are classified as nonrecurring Level 3.
(10) Mortgage Loan Servicing
     Mortgage servicing assets are recognized as separate assets when servicing rights are recorded through loan originations and the underlying loan is sold. Upon sale, the mortgage servicing right (“MSR”) is established, which represents the then-fair value of future net cash flows expected to be realized for performing the servicing activities. The fair value of the MSRs are estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors , which are determined based on current market conditions. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio. MSRs are amortized against mortgage banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.
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
     The following table shows changes in MSRs as of and for the three months ended June 30, 2010 (in thousands):

			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value
Balance at March 31, 2010	7,492	(295)	7,197
Additions/ (reductions)	129	120	249
Amortization	(1,064)	—	(1,064)

Balance at June 30, 2010	6,557	(175)	6,382

     The following table shows changes in MSRs as of and for the six months ended June 30, 2010 (in thousands):

			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value
Balance at December 31, 2009	8,570	(540)	8,030
Additions/ (reductions)	154	365	519
Amortization	2,167)	—	(2,167)

Balance at June 30, 2010	6,557	(175)	6,382

     The following table shows changes in MSRs (recorded in other assets on the consolidated statement of financial condition) as of and for the three months ended June 30, 2009 (in thousands):

			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value
Balance at March 31, 2009	8,549	(2,290)	6,259
Additions/ (reductions)	1,798	1,300	3,098
Amortization	(1,440)	—	(1,440)

Balance at June 30, 2009	8,907	(990)	7,917

     The following table shows changes in MSRs (recorded in other assets on the consolidated statement of financial condition) as of and for the six months ended June 30, 2009 (in thousands):

			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value
Balance at December 31, 2008	8,660	(2,380)	6,280
Additions/ (reductions)	2,904	1,390	4,294
Amortization	(2,657)	—	(2,657)

Balance at June 30, 2009	8,907	(990)	7,917

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
     The Company entered into four interest rate swap agreements (swaps), designating the swaps as cash flow hedges. The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV. The first two swaps modify the repricing characteristics of Trust III, wherein (i) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.20% to the same counterparty calculated on a notional amount of $25.0 million and (ii) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million. The original terms of these two swaps are five years and ten years, respectively. The second two swaps modify the repricing characteristics of Trust IV, wherein (i) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and (ii) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million. The original terms of these two swaps are seven years and ten years, respectively. The swap agreements were entered into with a counterparty that met the Company’s credit standards and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contracts is not significant. At June 30, 2010, $10.8 million was pledged as collateral to the counterparty.
     At June 30, 2010, the fair value of the swap agreements was $(10.8) million and was the amount the Company would have expected to pay if the contracts were terminated. There was no material hedge ineffectiveness for these swaps.
     The following table shows liability derivatives, included in other liabilities, as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009
Fair value	$10,831	4,957
Notional amount	$100,000	100,000
Collateral posted	$10,831	4,957
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
     Allowance for Loan Losses. The Company recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan, the creditworthiness of the borrower, general economic conditions and the quality of the collateral for the loan. The Company maintains an allowance for loan losses for losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable losses based on all available information. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations and estimated collateral values, and current economic conditions. The loan portfolio and other credit exposures are regularly reviewed by management in its determination of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. As an integral part of their examination process, regulatory agencies periodically review the Company’s allowance for loan losses and may require the Company to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are derived using the Company’s historical loss experience and may be adjusted for factors that affect the collectibility of the portfolio as of the evaluation date. Commercial loans that are criticized are evaluated individually to determine the required allowance for loan losses and to evaluate the potential impairment of such loans. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of loans deteriorate as a result of the factors previously discussed. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations. The allowance is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results. Management believes, however, to the best of their knowledge, that all known losses as of the balance sheet date have been recorded.
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
     Goodwill. Goodwill is not subject to amortization but is tested for impairment at least annually, and possibly more frequently if certain events or changes in circumstances arise. Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill. Reporting units are identified based upon analyzing each of the Company’s individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Determining the fair value of a reporting unit requires a high degree of subjective management judgment, including developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparable, incorporating general economic and market conditions and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value. The Company has established June 30th of each year as the date for conducting its annual goodwill impairment assessment. As of June 30, 2010, the Company, through the assistance of an external third party, performed an impairment test on the Company’s goodwill. We valued each reporting unit by using a weighted average of four valuation methodologies; comparable transaction approach, control premium approach, public market peers approach and discounted cash flow approach. Declines in fair value could result in impairment being identified. At June 30, 2010, the Company did not identify any individual reporting unit where the fair value was less than the carrying value. Future changes in the economic environment or the operations of the operating units could cause changes to the variables used, which could give rise to declines in the estimated fair value of the reporting units.
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
Executive Summary and Comparison of Financial Condition
     Total assets at June 30, 2010 were $8.136 billion, an increase of $110.8 million, or 1.4%, from $8.025 billion at December 31, 2009. This increase in assets is primarily attributed to an increase in loans receivable of $245.4 million, which was partially offset by a decrease in cash and investments of $120.1 million and an increase in the allowance for loan losses of $5.0 million. The net increase in total assets was funded by an increase in deposits of $104.6 million, partially offset by a decrease in shareholders’ equity of $5.8 million.
     Total cash and investments decreased by $120.0 million, or 5.5%, to $2.055 billion at June 30, 2010, from $2.175 billion at December 31, 2009. This decrease is a result of using cash to fund loan growth.
     Loans receivable increased by $245.4 million, or 4.6%, to $5.545 billion at June 30, 2010, from $5.299 billion at December 31, 2009. Loan demand continues to be strong and we continue to gain market share throughout our footprint. During the six months ended June 30, 2010, we originated $1.031 billion of loans receivable.
     Deposit balances increased across all products, except time deposits. Total deposits increased by $104.6 million, or 1.9%, to $5.729 billion at June 30, 2010 from $5.624 billion at December 31, 2009. Noninterest-bearing demand deposits increased by $47.5 million, or 9.7%, to $534.5 million at June 30, 2010 from $487.0 million at December 31, 2009; interest-bearing demand deposits increased by $13.6 million, or 1.8%, to $781.7 million at June 30, 2010 from $768.1 million at December 31, 2009; savings deposits, including insured money fund accounts, increased by $222.3 million, or 12.7%, to $1.967 billion at June 30, 2010 from $1.745 billion at December 31, 2009; while time deposits decreased by $178.8 million, or 6.8%, to $2.446 billion at June 30, 2010 from $2.625 billion at December 31, 2009.

     Total shareholders’ equity at June 30, 2010 was $1.311 billion, or $11.83 per share, a decrease of $5.8 million, or 0.4%, from $1.317 billion, or $11.90 per share, at December 31, 2009. This decrease was primarily attributable to the payment of cash dividends of $22.1 million and the purchase of the remaining ESOP plan shares of $17.2 million, partially offset by net income of $29.3 million.
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
June 30, 2010

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$1,006,221	21.02%	382,924	8.00%	478,355	10.00%
Tier I Capital (to risk weighted assets)	947,353	19.79%	191,462	4.00%	287,193	6.00%
Tier I Capital (leverage) (to average assets)	947,353	11.89%	239,017	3.00%*	398,362	5.00%
December 31, 2009

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$974,967	20.95%	372,366	8.00%	465,457	10.00%
Tier I Capital (to risk weighted assets)	916,613	19.69%	186,183	4.00%	279,274	6.00%
Tier I Capital (leverage) (to average assets)	916,613	12.65%	217,402	3.00%*	362,337	5.00%

*	The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of June 30, 2010, the Company had not been advised of any additional requirements in this regard.
     Northwest Savings Bank is required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest’s liquidity ratio at June 30, 2010 was 24.8%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. As of June 30, 2010 the Bank had $2.0 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, as well as $97.3 million of borrowing capacity available with the Federal Reserve Bank and $75.0 million with a correspondent bank.

     We paid $11.1 million and $4.0 million in cash dividends during the quarters ended June 30, 2010 and 2009, respectively, and $22.1 million and $7.9 million during the six-month periods ended June 30, 2010 and 2009, respectively. The increase in dividends paid is the result of our reorganization and second- step common stock offering completed on December 18, 2009. Prior to the reorganization and second-step common stock offering, Northwest Bancorp, MHC requested the non-objection of the OTS to waive its receipt of dividends from the Company when such dividends were not needed for regulatory capital, working capital or other purposes. As a result, we did not pay dividends on the 63% of shares owned by Northwest Bancorp, MHC. The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 66.7% and 142.9% for the quarters ended June 30, 2010 and 2009, respectively, on dividends of $0.10 per share for each period. The common stock dividend payout ratio for the six-month periods ended June 30, 2010 and 2009 was 74.1% and 111.1%, respectively, on dividends of $0.20 per share for each period. The 2009 dividends per share amounts were adjusted for the second-step common stock offering and related conversion of 2.25 shares of Northwest Bancshares, Inc. for each share of Northwest Bancorp, Inc.). We have declared a dividend of $0.10 per share payable on August 17, 2010 to shareholders of record as of August 5, 2010. This represents the 63rd consecutive quarter we have paid a cash dividend.
Nonperforming Assets
     The following table sets forth information with respect to our nonperforming assets, defined as nonaccrual loans and foreclosed real estate. Nonaccrual loans are those loans for which the accrual of interest has ceased. Loans are automatically placed on nonaccrual status when they are 90 days or more contractually delinquent and may also be placed on nonaccrual status even if not 90 days or more delinquent but other conditions exist. Other nonperforming assets represent real estate we acquired through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value less estimated costs to sell, or the principal balance of the related loan.

	June 30, 2010	December 31, 2009
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
One- to four-family residential loans	$26,441	29,373
Multifamily and commercial real estate loans	54,691	49,594
Consumer loans	13,101	12,544
Commercial business loans	36,096	33,115

Total	130,329	124,626

Total nonperforming loans as a percentage of loans	2.35%	2.35%
Total real estate acquired through foreclosure and other real estate owned (“REO”)	22,191	20,257
Total nonperforming assets	$152,520	144,883
Total nonperforming assets as a percentage of total assets	1.87%	1.81%

     A loan is considered to be impaired, when, based on current information and events it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment. Impaired loans at June 30, 2010 and

December 31, 2009 were $107.5 million and $124.6 million, respectively. Specific allowances allocated to impaired loans were $15.4 million and $19.1 million at June 30, 2010 and December 31, 2009, respectively.
Allowance for Loan Losses
     Our Board of Directors has adopted an “Allowance for Loan Losses” (ALL) policy designed to provide management with a systematic methodology for determining and documenting the ALL each reporting period. This methodology was developed to provide a consistent process and review procedure to ensure that the ALL is in conformity with GAAP, our internal policies and procedures and other supervisory and regulatory guidelines.
     On an ongoing basis, the Credit Review department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans. This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis. In addition, a meeting is held every quarter with each of our eight regions to monitor the performance and status of loans on an internal watch list. On an on-going basis the loan officer along with the Credit Review department grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated. Our loan grading system for problem loans is consistent with industry regulatory guidelines which classify loans as “substandard”, “doubtful” or “loss.” Loans that do not exhibit risk sufficient to warrant classification in one of the subsequent categories, but which possess some weaknesses, are designated as “special mention”. A “substandard” loan is any loan that is more than 90 days contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable. Loans classified as “loss” are considered uncollectible so that their continuance as assets without the establishment of a specific loss allowance is not warranted.
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
     The individual impairment measures along with the estimated loss for each homogeneous pool are consolidated into one summary document. This summary schedule along with the support documentation used to establish this schedule is presented to the Credit Committee on a quarterly basis. The Credit

Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, lending products, activity, competition and collateral values, as well as economic conditions in general and in each of our market areas. Based on this review and discussion the appropriate amount of ALL is estimated and any adjustments to reconcile the actual ALL with this estimate are determined. In addition, the Credit Committee considers if any changes to the methodology are needed. The Credit Committee also reviews and discusses delinquency trends, nonperforming asset amounts and ALL levels and ratios compared to its peer group as well as state and national statistics. Similarly, following the Credit Committee’s review and approval, a review is performed by the Risk Management Committee of the Board of Directors.
     In addition to the reviews by management’s Credit Committee and the Board of Directors’ Risk Management Committee, regulators from either the FDIC or the Pennsylvania Department of Banking perform a review on an annual basis for the adequacy of the ALL and its conformity with regulatory guidelines and pronouncements. Any recommendations or enhancements from these independent parties are considered by management and the Credit Committee and implemented accordingly.
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
     Management utilizes a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses. As part of the analysis as of June 30, 2010, management considered the economic conditions in our markets, such as the elevated unemployment and bankruptcy levels as well as the declines in real estate collateral values. In addition, management considered the negative trend in asset quality, loan charge-offs and the allowance for loan losses as a percentage of nonperforming loans. As a result, we increased the allowance for loan losses during the six-month period ended June 30, 2010 by $5.0 million, or 7.1%, to $75.4 million, or 1.36% of total loans, at June 30, 2010 from $70.4 million, or 1.33% of total loans, at December 31, 2009. The increase in the allowance for loan losses and the related provision for loan losses is partially attributed to specific reserves discussed further in the comparison of operating results for the six months ended June 30, 2010 section which follows. In addition, management considered how the level of nonperforming loans and historical charge-offs have influenced the required amount of allowance for loan losses. Nonperforming loans of $130.3 million, or 2.35% of total loans, at June 30, 2010 increased by $5.7 million, or 4.6%, from $124.6 million, or 2.35% of total loans, at December 31, 2009. As a percentage of average loans, annualized net charge-offs increased to 0.43% for the six months ended June 30, 2010 compared to 0.22% for the six months ended June 30, 2009
     In addition, the increase in the allowance for loan losses is related to the growth in the loan portfolio and in particular the increase in commercial loans. The commercial loan portfolio increased by $107.4 million, or 6.7%, during the six months ended June 30, 2010 to $1.717 billion, from $1.610 billion at December 31, 2009. Commercial loans tend to be larger in size and generally more vulnerable to economic slowdowns. Management believes all known losses as of the balance sheet dates have been recorded.
Comparison of Operating Results for the Quarters Ended June 30, 2010 and 2009
     Net income for the quarter ended June 30, 2010 was $16.1 million, or $0.15 per diluted share, an increase of $8.8 million, or 121.4%, from $7.3 million, or $0.07 per diluted share, for the same quarter last year. The increase in net income resulted primarily from increases in net interest income of $7.6 million and noninterest income of $3.3 million and a decrease in the provision for loan losses of $3.8 million.

Partially offsetting these increases were an increase in noninterest expense of $1.2 million and income taxes of $4.7 million. A discussion of significant changes follows. Annualized, net income for the quarter ended June 30, 2010 represents a 4.95% and 0.79% return on average equity and return on average assets, respectively, compared to 4.62% and 0.41% for the same quarter last year.
Interest Income
     Total interest income increased by $1.7 million, or 1.8%, to $92.4 million for the quarter ended June 30, 2010 due to an increase in the average balance of interest earning assets, which was partially offset by a decrease in the average yield earned on interest earning assets. Average interest earning assets increased by $984.0 million, or 15.0%, to $7.543 billion for the quarter ended June 30, 2010 from $6.559 billion for the quarter ended June 30, 2009. The average yield on interest earning assets decreased to 4.91% for the quarter ended June 30, 2010 from 5.52% for the quarter ended June 30, 2009. The average yield on all categories of interest earning assets decreased from the previous period, except for the yield on interest earning deposits, which increased slightly.
     Interest income on loans increased by $2.1 million, or 2.6%, to $81.7 million for the quarter ended June 30, 2010 from $79.7 million for the quarter ended June 30, 2009. Average loans receivable increased by $285.2 million, or 5.5%, to $5.465 billion for the quarter ended June 30, 2010 from $5.180 billion for the quarter ended June 30, 2009. This increase is primarily attributable to strong loan demand throughout our market area and a continued increase in market share, as well as the decision to retain most of our one-to four-family mortgage loan production in the current quarter instead of selling into the secondary market as we did throughout the prior year. The average yield on loans receivable decreased to 6.00% for the quarter ended June 30, 2010 from 6.13% for the quarter ended June 30, 2009. The decrease in average yield is primarily attributable to the interest rates on variable rate loans adjusting downward as market rates decreased, as well as the origination of new loans in a generally lower interest rate environment.
     Interest income on mortgage-backed securities decreased by $167,000, or 2.4%, to $6.7 million for the quarter ended June 30, 2010 from $6.9 million for the quarter ended June 30, 2009. This decrease is the result of a decrease in the average yield, which decreased to 3.39% for the quarter ended June 30, 2010 from 4.01% for the quarter ended June 30, 2009. The decrease in average yield resulted from the reduction in interest rates for variable rate securities during this period of generally lower market interest rates. The decrease in average yield was partially offset by an increase in average balance, which increased by $106.5 million, or 15.5%, to $792.4 million for the quarter ended June 30, 2010 from $685.9 million for the quarter ended June 30, 2009. The increase in average balance is a result of deploying the proceeds from our second-step common stock offering, completed in December 2009.
     Interest income on investment securities decreased by $626,000, or 15.4%, to $3.5 million for the quarter ended June 30, 2010 from $4.1 million for the quarter ended June 30, 2009. This decrease is due to a decrease in average yield, which decreased to 3.67% for the quarter ended June 30, 2010 from 4.58% for the quarter ended June 30, 2009. The average yield decreased as a result of the purchase of investment securities during a period of generally lower market interest rates. Partially offsetting the decrease in average yield was an increase in the average balance of investment securities, which increased by $20.2 million, or 5.7%, to $376.2 million for the quarter ended June 30, 2010 from $356.0 million for the quarter ended June 30, 2009. The increase in the average balance is a result of investing part of the proceeds of our second-step common stock offering in shorter-term investment securities in order to improve net interest income.
     Interest income on interest-earning deposits increased by $389,000, to $512,000 for the quarter ended June 30, 2010 from $123,000 for the quarter ended June 30, 2009. This increase is due to the average balance increasing by $572.0 million, to $845.9 million for the quarter ended June 30, 2010 from

$273.9 million for the quarter ended June 30, 2009. The average balance increased due to the placement of the proceeds from our second-step common stock offering in overnight funds while we systematically deploy these funds to originate loans, purchase investments and pay for acquisitions. The average yield increased to 0.24% for the quarter ended June 30, 2010 from 0.18% for the quarter ended June 30, 2009.
Interest Expense
     Interest expense decreased by $5.9 million, or 17.0%, to $28.7 million for the quarter ended June 30, 2010 from $34.6 million for the quarter ended June 30, 2009. This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 1.86% from 2.36%, which was partially offset by an increase in the average balance of interest-bearing liabilities. Average interest-bearing liabilities increased by $321.8 million, or 5.5%, to $6.190 billion for the quarter ended June 30, 2010 from $5.868 billion for the quarter ended June 30, 2009. The decrease in the cost of funds resulted primarily from a decrease in the level of market interest rates which enabled the Company to reduce the rate of interest paid on most deposit products. The increase in liabilities resulted primarily from deposit growth in all of our markets, particularly low cost deposit products.
Net Interest Income
     Net interest income increased by $7.5 million, or 13.4%, to $63.7 million for the quarter ended June 30, 2010 from $56.2 million for the quarter ended June 30, 2009. This increase in net interest income was attributable to the factors discussed above, primarily the increase in the balance and change in mix of interest earning assets, and the decrease in market interest rates enabling us to reduce our cost of funds. Our net interest rate spread decreased to 3.05% for the quarter ended June 30, 2010 from 3.16% for the quarter ended June 30, 2009, and our net interest margin decreased to 3.38% for the quarter ended June 30, 2010 from 3.43% for the quarter ended June 30, 2009.
Provision for Loan Losses
     The provision for loan losses decreased by $3.8 million, or 32.7%, to $7.9 million for the quarter ended June 30, 2010 from $11.7 million for the quarter ended June 30, 2009. This decrease is primarily a result of a decrease in loans greater than 90 days delinquent. Included in the provision for the quarter ended June 30, 2010 was a specific reserve of $134,000 for a loan to a trucking and storage company in Pennsylvania, a specific reserve of $435,000 for a loan secured by a hotel in Maryland, a specific reserve of $148,000 for a loan to a coal mining company in Pennsylvania, a specific reserve of $181,000 for a loan secured by residential real estate rental properties in Pennsylvania, a specific reserve of $206,000 for a loan to a wholesale lender in Maryland, a specific reserve of $195,000 for a loan secured by a hotel in Pennsylvania and a general reserve of $2.1 million for an increase in the historical loss factors used to determine the required level of allowance for loan losses.
     In determining the amount of the current quarter’s provision, we considered the extended length of time of the current economic downturn and the increase in charge-offs over the past year. We also considered that the historical loss factors now include these elevated charge-off levels and determined that these historical loss ratios appropriately represent future losses. Net charge-offs for the quarter ended June 30, 2010 were $7.3 million compared to $2.4 million for the quarter ended June 30, 2009. Annualized net charge-offs to average loans was 0.54% for the quarter ended June 30, 2010. We also considered unemployment levels and bankruptcy filings, declines in real estate values and the impact of these factors on the quality of our loan portfolio. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income
     Noninterest income increased by $3.3 million, or 27.3%, to $15.5 million for the quarter ended June 30, 2010 from $12.2 million for the quarter ended June 30, 2009. Net impairment charges on investment securities of $218,000 for the quarter ended June 30, 2010, improved by $4.1 million compared to the same quarter last year when net impairment charges were $4.3 million. The decrease in net impairment charges is a result of increases in the fair value of our investment portfolio. Service charges and fees increased by $1.4 million, or 16.4%, to $9.9 million for the quarter ended June 30, 2010 from $8.5 million for the quarter ended June 30, 2009 primarily as a result of our growth in deposit transaction accounts which generate these types of fees. Insurance commission income increased by $534,000, or 70.4%, to $1.3 million for the quarter ended June 30, 2010 from $759,000 for the quarter ended June 30, 2009. This increase is primarily attributable to our acquisition of Veracity Benefits Design, an employee benefits firm specializing in services to employer and employee groups. Offsetting these increases was a decrease in mortgage banking income, which decreased by $3.3 million, or 99.1%, to $29,000 for the quarter ended June 30, 2010 from $3.3 million for the quarter ended June 30, 2009. This decrease is a result of holding substantially all of our one- to four-family mortgage loan production during the current year, while we sold the majority of this production in the prior year.
Noninterest Expense
     Noninterest expense increased by $1.2 million, or 2.5%, to $48.2 million for the quarter ended June 30, 2010 from $47.0 million for the same quarter in the prior year. Compensation and employee benefits expense increased by $2.3 million, or 9.8%, to $25.0 million for the quarter ended June 30, 2010 from $22.7 million for the quarter ended June 30, 2009. This increase is primarily due to an increase in health insurance expense and the expense related to the ESOP plan. Processing expenses increased by $598,000, or 12.1%, to $5.6 million for the quarter ended June 30, 2010 from $5.0 million for the quarter ended June 30, 2009. This increase is primarily the result of our continued upgrade of systems, including our migration to check imaging. Marketing expense increased by $1.3 million, or 63.5%, to $3.3 million for the quarter ended June 30, 2010 from $2.0 million for the quarter ended June 30, 2009. This increase was due to the implementation of an extensive marketing campaign focused on acquiring low cost checking accounts. Partially offsetting these increases were decreases in office operations expense and FDIC insurance special assessments. Office operations decreased by $358,000, or 10.9%, to $2.9 million for the quarter ended June 30, 2010 from $3.3 million for the quarter ended June 30, 2009. This decrease is primarily a result of decreases in bank service charges and courier expenses, due to our migration to check imaging. In the prior year, the FDIC levied a special assessment on all insured banks to help replenish the insurance fund, with our assessment being $3.3 million.
Income Taxes
     The provision for income taxes for the quarter ended June 30, 2010 increased by $4.7 million, or 200.4%, to $7.1 million for the quarter ended June 30, 2010 from $2.4 million for the quarter ended June 30, 2009. This increase in income tax is primarily a result of an increase in income before income taxes of $13.6 million, or 140.7%. Our effective tax rate for the quarter ended June 30, 2010 was 30.5% compared to 24.4% in the same quarter last year as tax-free income from the investment in municipal securities and BOLI comprised a smaller percentage of earnings in the current year compared to the prior year.
Comparison of operating results for the six months ended June 30, 2010 and 2009
     Net income for the six months ended June 30, 2010 was $29.3 million, or $0.27 per diluted share, an increase of $9.7 million, or 49.5%, from $19.6 million, or $0.18 per diluted share, for the same period last year. The increase in net income resulted primarily from an increase in net interest income of $9.8 million, a decrease in the provision for loan losses of $820,000 and an increase in noninterest income of $9.5 million. These were partially offset by an increase in noninterest expense of $5.5 million and income taxes of $5.0 million. A discussion of significant changes follows. Annualized, net income for the six months ended June 30, 2010 represents a 4.49% and 0.73% return on average equity and return on average assets, respectively, compared to 6.26% and 0.56% for the same period last year.
Interest Income
     Total interest income increased by $178,000, or 0.1%, to $183.5 million for the six months ended June 30, 2010 due to an increase in the average balance of interest earning assets, which was partially offset by a decrease in the average yield earned on interest earning assets. Average interest earning assets increased by $983.0 million, or 15.1%, to $7.499 billion for the six months ended June 30, 2010 from $6.516 billion for the six months ended June 30, 2009. The average yield on interest earning assets decreased to 4.92% for the six months ended June 30, 2010 from 5.63% for the six months ended June 30, 2009. The average yield on all categories of interest earning assets decreased from the previous period, except for the yield on interest earning deposits, which increased slightly.
     Interest income on loans increased by $2.1 million, or 1.3%, to $162.5 million for the six months ended June 30, 2010 from $160.4 million for the six months ended June 30, 2009. Average loans receivable increased by $212.2 million, or 4.1%, to $5.406 billion for the six months ended June 30, 2010 from $5.194 billion for the six months ended June 30, 2009. This increase is primarily attributable to strong loan demand throughout our market area and the continued increase in market share, as well as the decision to retain most of our one-to four-family mortgage loan production in the current period instead of selling into the secondary market, as we did throughout the prior year. The average yield on loans receivable decreased to 6.04% for the six months ended June 30, 2010 from 6.18% for the six months ended June 30, 2009. The decrease in average yield is primarily attributable to the interest rates on variable rate loans adjusting downward as market interest rates decreased, as well as the origination of new loans in a generally lower interest rate environment.
     Interest income on mortgage-backed securities decreased by $1.4 million, or 10.0%, to $12.9 million for the six months ended June 30, 2010 from $14.3 million for the six months ended June 30, 2009. This decrease is the result of a decrease in the average yield, which decreased to 3.36% for the six months ended June 30, 2010 from 4.01% for the six months ended June 30, 2009. The decrease in average yield resulted from the reduction in interest rates for variable rate securities during this period of generally lower market interest rates. The decrease in average yield was partially offset by an increase in average balance, which increased by $52.9 million, or 7.4%, to $764.7 million for the six months ended June 30, 2010 from $711.8 million for the six months ended June 30, 2009. The increase in average balance is a result of deploying the proceeds from our second-step common stock offering, which was completed in December 2009.
     Interest income on investment securities decreased by $1.5 million, or 16.6%, to $7.1 million for the six months ended June 30, 2010 from $8.6 million for the six months ended June 30, 2009. This decrease is due to a decrease in average yield, which decreased to 3.88% for the six months ended June 30, 2010 from 4.61% for the six months ended June 30, 2009. The average yield decreased as a result of the purchase of investment securities during a period of generally lower market interest rates. The average balance of investment securities decreased by $3.0 million, or 0.8%, to $367.9 million for the six months ended June 30, 2010 from $370.9 million for the six months ended June 30, 2009.
     Interest income on interest-earning deposits increased by $915,000, to $1.1 million for the six months ended June 30, 2010 from $162,000 for the six months ended June 30, 2009. This increase is due to the average balance increasing by $720.9 million, to $896.3 million for the six months ended June 30, 2010 from $175.4 million for the six months ended June 30, 2009. The average balance increased due to the placement of the proceeds from our second-step common stock offering and deposit inflows in overnight funds while we systematically deploy these funds to originate loans, purchase investments and pay for acquisitions. The average yield increased to 0.24% for the six months ended June 30, 2010 from 0.18% for the six months ended June 30, 2009.
Interest Expense
     Interest expense decreased by $9.6 million, or 13.8%, to $59.8 million for the six months ended June 30, 2010 from $69.4 million for the six months ended June 30, 2009. This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 1.96% from 2.39%, which was partially offset by an increase in the average balance of interest-bearing liabilities of $317.9 million, or 5.4%, to $6.165 billion for the six months ended June 30, 2010 from $5.848 billion for the six months ended June 30, 2009. The decrease in the cost of funds resulted primarily from a decrease in the level of market interest rates. The increase in liabilities resulted primarily from deposit growth in all of our markets, particularly low cost deposit products.
Net Interest Income
     Net interest income increased by $9.8 million, or 8.6%, to $123.8 million for the six months ended June 30, 2010 from $114.0 million for the six months ended June 30, 2009. This increase in net interest income was attributable to the factors discussed above. Our net interest rate spread decreased to 2.96% for the six months ended June 30, 2010 from 3.24% for the six months ended June 30, 2009, and our net interest margin decreased to 3.30% for the six months ended June 30, 2010 from 3.51% for the six months ended June 30, 2009.
Provision for Loan Losses
     The provision for loan losses decreased by $820,000, or 4.7%, to $16.7 million for the six months ended June 30, 2010 from $17.5 million for the six months ended June 30, 2009. Included in the provision for the six months ended June 30, 2010 was a specific reserve of $161,000 for a loan to a hotel and restaurant in Pennsylvania, a specific reserve of $300,000 for a loan secured by rental retail space located in Virginia, a specific reserve of $112,000 for a loan to a restaurant in Pennsylvania, a specific reserve of $960,000 for a loan to an equipment leasing company in Pennsylvania, a specific reserve of $500,000 for a loan to a car dealer located in Pennsylvania, a specific reserve of $134,000 for a loan to a trucking and storage company in Pennsylvania, a specific reserve of $435,000 for a loan secured by a hotel in Maryland, a specific reserve of $148,000 for a loan to a coal mining company in Pennsylvania, a specific reserve of $181,000 for a loan secured by residential real estate rental properties in Pennsylvania, a specific reserve of $206,000 for a loan to a wholesale lender in Maryland, a specific reserve of $195,000 for a loan secured by a hotel in Pennsylvania and a general reserve of $4.1 million for an increase in the historical loss factors used to determine the required level of allowance for loan losses.
     In determining the amount of the current period provision, we considered the economic conditions, including unemployment levels and bankruptcy filings, and declines in real estate values and the impact of these factors on the quality of our loan portfolio. Net charge-offs for the six months ended June 30, 2010 were $11.7 million compared to $5.7 million for the six months ended June 30, 2009. Annualized net charge-offs to average loans was 0.43% for the six months ended June 30, 2010. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income
     Noninterest income increased by $9.5 million, or 43.7%, to $31.4 million for the six months ended June 30, 2010 from $21.9 million for the six months ended June 30, 2009. Net impairment charges on investment securities of $315,000 for the six months ended June 30, 2010, improved by $4.0 million compared to the same period last year when net impairment charges were $4.3 million. The decrease in net impairment charges is a result of increases in the fair value of our investment portfolio. Service charges and fees increased by $2.4 million, or 14.8%, to $18.8 million for the six months ended June 30, 2010 from $16.4 million for the six months ended June 30, 2009 primarily as a result of our growth in deposit transaction accounts which generate these types of fees. Insurance commission income increased by $1.1 million, or 86.2%, to $2.4 million for the six months ended June 30, 2010 from $1.3 million for the six months ended June 30, 2009. This increase is primarily attributable to our acquisition of Veracity Benefits Design. Losses on the sale or write-down of real estate owned also decreased because in the six months ended June 30, 2009 we recorded an impairment charge of approximately $3.9 million related to a parcel of land in Florida that was taken into real estate owned during 2008 and in the first quarter of 2010 we recognized a gain of approximately $2.0 million from the sale of investment securities. Offsetting these increases in non-interest income was a decrease in mortgage banking income, which decreased by $5.1 million, or 99.6%, to $21,000 for the six months ended June 30, 2010 from $5.1 million for the six months ended June 30, 2009. This decrease is a result of our decision to hold substantially all of our one- to four-family mortgage loan production during the current year, while selling the majority of loan production in the prior year.
Noninterest Expense
     Noninterest expense increased by $5.5 million, or 6.0%, to $96.8 million for the six months ended June 30, 2010 from $91.3 million for the same period in the prior year. Compensation and employee benefits expense increased by $4.1 million, or 8.9%, to $50.8 million for the six months ended June 30, 2010 from $46.7 million for the six months ended June 30, 2009. This increase is primarily due to an increase in health insurance expense and the expense related to stock benefit plans. Processing expenses increased by $986,000, or 9.6%, to $11.2 million for the six months ended June 30, 2010 from $10.3 million for the six months ended June 30, 2009. This increase is primarily the result of our continued upgrade of systems, including our migration to check imaging. Marketing expense increased by $1.8 million, or 60.9%, to $4.7 million for the six months ended June 30, 2010 from $2.9 million for the six months ended June 30, 2009. This increase was due to the initiation of an aggressive marketing campaign focused on acquiring low cost checking accounts. Also impacting our marketing expense was the cost to advertise our recognition by J. D. Power as the top bank in the mid-Atlantic region for customer satisfaction. Partially offsetting these increases was a decrease in FDIC insurance special assessments. In the prior year, the FDIC levied a special assessment on all insured banks to help replenish the insurance fund, our assessment being $3.3 million.
Income Taxes
     The provision for income taxes for the six months ended June 30, 2010 increased by $5.0 million, or 66.6%, to $12.4 million for the six months ended June 30, 2010 from $7.4 million for the six months ended June 30, 2009. This increase in income tax is primarily a result of an increase in income before income taxes of $14.7 million, or 54.2%. Our effective tax rate for the six months ended June 30, 2010 was 29.8% compared to 27.5% experienced in the same period last year.

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

	Three months ended June 30,
	2010				2009
				Avg.				Avg.
	Average			Yield/	Average			Yield/
	Balance		Interest	Cost (f)	Balance		Interest	Cost (f)
ASSETS:
Interest earning assets:
Loans (a) (b) (includes FTE adjustments of $132 and $414, respectively)	$5,465,373		81,866	6.03%	5,180,219		80,074	6.17%
Mortgage-backed securities (c)	792,412		6,706	3.39%	685,930		6,873	4.01%
Investment securities (c) (includes FTE adjustments of $1,537 and $1,468, respectively)	376,206		4,989	5.30%	355,960		5,546	6.23%
FHLB stock	63,242		—	—	63,143		—	—
Other interest earning deposits	845,947		512	0.24%	273,924		123	0.18%

Total interest earning assets (includes FTE adjustments of $1,669 and $1,882, respectively)	7,543,180		94,073	5.02%	6,559,176		92,616	5.64%
Noninterest earning assets (d)	584,203				483,632

TOTAL ASSETS	8,127,383				7,042,808

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	1,033,707		2,236	0.87%	834,007		1,605	0.77%
Now accounts	785,619		319	0.16%	745,657		741	0.40%
Money market demand accounts	901,439		1,630	0.73%	729,613		2,272	1.25%
Certificate accounts	2,470,706		14,788	2.40%	2,537,422		19,828	3.13%
Borrowed funds (e)	895,650		8,283	3.71%	913,512		8,656	3.80%
Debentures	103,094		1,421	5.45%	108,249		1,459	5.33%

Total interest bearing liabilities	6,190,215		28,677	1.86%	5,868,460		34,561	2.36%
Noninterest bearing liabilities	632,037				543,500

Total liabilities	6,822,252				6,411,960
Shareholders’ equity	1,305,131				630,848

TOTAL LIABILITIES AND EQUITY	$8,127,383				7,042,808

Net interest income/ Interest rate spread			65,396	3.16%			58,055	3.28%

Net interest earning assets/ Net interest margin	$1,352,965			3.47%	690,716			3.54%

Ratio of interest earning assets to interest bearing liabilities	1.22	X			1.12	X

(a)	Average gross loans include loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(e)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings. (f) Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 6.00% and 6.13%; respectively, Investment securities — 3.67% and 4.58%; respectively, interest-earning assets — 4.91% and 5.52%; respectively. GAAP basis net interest rate spreads were 3.05% and 3.16%, respectively and GAAP basis net interest margins were 3.38% and 3.44%, respectively.

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
Three months ended June 30, 2010 and 2009

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(2,607)	4,399	1,792
Mortgage-backed securities	(1,234)	1,067	(167)
Investment securities	(872)	315	(557)
FHLB stock	—	—	—
Other interest-earning deposits	87	302	389

Total interest-earning assets	(4,626)	6,083	1,457

Interest-bearing liabilities:
Savings accounts	223	408	631
Now accounts	(462)	40	(422)
Money market demand accounts	(1,177)	535	(642)
Certificate accounts	(4,580)	(460)	(5,040)
Borrowed funds	(206)	(167)	(373)
Debentures	33	(71)	(38)

Total interest-bearing liabilities	(6,169)	285	(5,884)

Net change in net interest income	$1,543	5,798	7,341

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

	Six months ended June 30,
	2010				2009
				Avg.				Avg.
	Average			Yield/	Average			Yield/
	Balance		Interest	Cost (f)	Balance		Interest	Cost (f)
ASSETS:
Interest earning assets:
Loans (a) (b) (includes FTE adjustments of $708 and $834, respectively)	$5,406,464		163,188	6.07%	5,194,221		161,202	6.21%
Mortgage-backed securities (c)	764,690		12,851	3.36%	711,842		14,278	4.01%
Investment securities (c) (includes FTE adjustments of $2,982 and $3,047, respectively)	367,856		10,116	5.50%	370,922		11,603	6.26%
FHLB stock	63,242		—	—	63,143		—
Other interest earning deposits	896,321		1,077	0.24%	175,431		162	0.18%

Total interest earning assets (includes FTE adjustments of $3,690 and $3,881, respectively)	7,498,573		187,232	5.02%	6,515,559		187,245	5.75%
Noninterest earning assets (d)	576,136				496,152

TOTAL ASSETS	8,074,709				7,011,711

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing liabilities:
Savings accounts	997,126		4,269	0.86%	812,396		3,058	0.76%
Now accounts	769,531		718	0.19%	727,614		1,547	0.43%
Money market demand accounts	871,291		3,467	0.80%	717,288		4,795	1.35%
Certificate accounts	2,526,314		31,923	2.55%	2,504,253		39,683	3.20%
Borrowed funds (e)	898,169		16,578	3.72%	977,856		17,355	3.58%
Debentures	103,094		2,826	5.45%	108,249		2,949	5.42%

Total interest bearing liabilities	6,165,525		59,781	1.96%	5,847,656		69,387	2.39%
Noninterest bearing liabilities	604,859				538,188

Total liabilities	6,770,384				6,385,844
Shareholders’ equity	1,304,325				625,867

TOTAL LIABILITIES AND EQUITY	$8,074,709				7,011,711

Net interest income/ Interest rate spread			127,451	3.06%			117,858	3.36%

Net interest earning assets/ Net interest margin	$1,333,048			3.40%	667,903			3.62%

Ratio of interest earning assets to interest bearing liabilities	1.22	X			1.11	X

(a)	Average gross loans include loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(e)	Average balances include FHLB borrowings, securities sold under agreements to repurchase and other borrowings. (f) Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 6.04% and 6.18%; respectively, Investment securities — 3.88% and 4.61%; respectively, interest-earning assets — 4.92% and 5.63%; respectively. GAAP basis net interest rate spreads were 2.96% and 3.24%, respectively and GAAP basis net interest margins were 3.30% and 3.51%, respectively.

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
Six months ended June 30, 2010 and 2009

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(4,604)	6,590	1,986
Mortgage-backed securities	(2,487)	1,060	(1,427)
Investment securities	(1,397)	(90)	(1,487)
FHLB stock	—	—	—
Other interest-earning deposits	149	766	915

Total interest-earning assets	(8,339)	8,326	(13)

Interest-bearing liabilities:
Savings accounts	468	743	1,211
Now accounts	(918)	89	(829)
Money market demand accounts	(2,357)	1,029	(1,328)
Certificate accounts	(8,110)	350	(7,760)
Borrowed funds	694	(1,471)	(777)
Debentures	18	(141)	(123)

Total interest-bearing liabilities	(10,205)	599	(9,606)

Net change in net interest income	$1,866	7,727	9,593

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As the holding company for a savings bank, one of our primary market risks is interest rate risk. Interest rate risk is the sensitivity of net interest income to variations in interest rates over a specified time period. The sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or reprice. We attempt to control interest rate risk by matching, within acceptable limits, the repricing periods of our assets and liabilities. We have attempted to limit our exposure to interest sensitivity by increasing core deposits, enticing customers to extend certificates of deposit maturities, borrowing funds with fixed-rates and longer maturities and by shortening the maturities of our assets by emphasizing the origination of more short-term fixed rate loans and adjustable rate loans. We also continue to sell a portion of the long-term, fixed-rate mortgage loans that we originate. In addition, we purchase shorter term or adjustable-rate investment securities and adjustable-rate mortgage-backed securities.
     We have an Asset/ Liability Committee consisting of several members of management which meets monthly to review market interest rates, economic conditions, the pricing of interest earning assets and interest bearing liabilities and our balance sheet structure. On a quarterly basis, this Committee also reviews our interest rate risk position and the Bank’s cash flow projections.
     Our Board of Directors has a Risk Management Committee which meets quarterly and reviews interest rate risks and trends, our interest sensitivity position, our liquidity position and the market risk inherent in our investment portfolio.
     In an effort to assess market risk, we utilize a simulation model to determine the effect of immediate incremental increases and decreases in interest rates on net income and the market value of our equity. Certain assumptions are made regarding loan prepayments and decay rates of passbook and NOW accounts. Because it is difficult to accurately project the market reaction of depositors and borrowers, the effect of actual changes in interest rates on these assumptions may differ from simulated results. We have established the following guidelines for assessing interest rate risk:
     Net income simulation. Given a parallel shift of 2% in interest rates, the estimated net income may not decrease by more than 20% within a one-year period.
     Market value of equity simulation. The market value of equity is the present value of our assets and liabilities. Given a parallel shift of 2% in interest rates, the market value of equity may not decrease by more than 30% of total shareholders’ equity.

     The following table illustrates the simulated impact of a 1% or 2% upward or 1% or 2% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset levels at June 30, 2010 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from June 30, 2010 levels.

	Increase		Decrease
Parallel shift in interest rates over the next 12 months	1.0%	2.0%	1.0%	2.0%

Projected percentage increase/ (decrease) in net income	10.4%	13.5%	(5.6)%	(13.9)%
Projected increase/ (decrease) in return on average equity	0.6%	0.7%	(0.3)%	(0.7)%
Projected increase/ (decrease) in earnings per share	$0.07	$0.09	$(0.04)	$(0.09)
Projected percentage increase/ (decrease) in market value of equity	(9.8)%	(19.4)%	(1.4)%	(0.9)%
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
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision of and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the consolidated subsidiaries) required to be included in our periodic SEC filings.
     There were no changes in internal controls over financial reporting during the period covered by this report or in other factors that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Northwest Bancshares, Inc. and its subsidiaries are subject to a number of asserted and unasserted claims encountered in the normal course of business. Management believes that the aggregate liability, if any, that may result from such potential litigation will not have a material adverse effect on our financial statements.

Item 1A. Risk Factors
     In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2010. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
     Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.
     Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
     Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, the new law provides that the Office of Thrift Supervision, currently our primary federal regulators, will cease to exist one year from the date of the new law’s enactment. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including the Company.
     Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.
     The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.
     The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.
     The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings institutions such as Northwest Savings Bank with $10 billion or less in assets will continued to be examined for compliance with the consumer laws by their primary bank regulators.
     It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     a.) Not applicable.
     b.) Not applicable.
     c.) Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Removed and Reserved
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

NORTHWEST BANCSHARES, INC. (Registrant)
Date: August 5, 2010	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller (Duly Authorized Officer and Principal Accounting Officer of the Registrant)