Form 10-Q
period 2010-09-30
Northwest Bancshares, Inc.
filed 2010-11-09
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock ($0.01 par value) 110,807,745 shares outstanding as of October 20, 2010

NORTHWEST BANCSHARES, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2010	2009
Assets
Cash and due from banks	$113,477	69,265
Interest-earning deposits in other financial institutions	561,634	1,037,893
Federal funds sold and other short-term investments	632	632
Marketable securities available-for-sale (amortized cost of $862,747 and $1,059,177)	884,158	1,067,089
Marketable securities held-to-maturity (fair value of $409,784 and $0)	399,324	-
Total cash and investments	1,959,225	2,174,879

Loans held for sale	18,020	1,164
Mortgage loans - one- to four- family	2,451,848	2,334,538
Home equity loans	1,102,252	1,067,584
Consumer loans	263,717	286,292
Commercial real estate loans	1,356,051	1,238,217
Commercial business loans	400,574	371,670
Total loans	5,592,462	5,299,465
Allowance for loan losses	(77,245)	(70,403)
Total loans, net	5,515,217	5,229,062

Federal Home Loan Bank stock, at cost	63,242	63,242
Accrued interest receivable	27,590	25,780
Real estate owned, net	22,998	20,257
Premises and equipment, net	126,999	124,316
Bank owned life insurance	131,009	128,270
Goodwill	171,682	171,363
Other intangible assets	4,419	4,678
Other assets	120,404	83,451
Total assets	$8,142,785	8,025,298

Liabilities and Shareholders' equity
Liabilities:
Noninterest-bearing demand deposits	$555,491	487,036
Interest-bearing demand deposits	783,749	768,110
Savings deposits	1,977,249	1,744,537
Time deposits	2,452,451	2,624,741
Total deposits	5,768,940	5,624,424

Borrowed funds	876,068	897,326
Junior subordinated deferrable interest debentures held by trusts that issued
guaranteed capital debt securities	103,094	103,094
Advances by borrowers for taxes and insurance	12,698	22,034
Accrued interest payable	1,725	4,493
Other liabilities	65,038	57,412
Total liabilities	6,827,563	6,708,783

Shareholders' equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	-	-
Common stock, $0.01 par value: 500,000,000 shares authorized, 110,806,418 and
110,641,858 shares issued, respectively	1,108	1,106
Paid-in capital	829,929	828,195
Retained earnings	520,419	508,842
Unallocated common stock of employee stock ownership plan	(28,851)	(11,651)
Accumulated other comprehensive loss	(7,383)	(9,977)
	1,315,222	1,316,515
Total liabilities and shareholders' equity	$8,142,785	8,025,298

See accompanying notes to consolidated financial statements - unaudited

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Loans receivable	$83,372	79,637	245,852	240,400
Mortgage-backed securities	6,534	6,580	19,385	20,858
Taxable investment securities	489	1,242	2,086	4,138
Tax-free investment securities	3,090	2,716	8,627	8,376
Interest-earning deposits	524	253	1,601	415
Total interest income	94,009	90,428	277,551	274,187

Interest expense:
Deposits	17,772	23,472	58,149	72,555
Borrowed funds	9,587	10,114	28,991	30,418
Total interest expense	27,359	33,586	87,140	102,973

Net interest income	66,650	56,842	190,411	171,214
Provision for loan losses	9,871	9,830	26,568	27,347
Net interest income after provision for loan losses	56,779	47,012	163,843	143,867

Noninterest income:
Impairment losses on securities	(1,830)	(3,727)	(1,994)	(12,417)
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	1,438	2,836	1,287	7,236
Net impairment losses	(392)	(891)	(707)	(5,181)
Gain on sale of investments, net	17	97	2,194	377
Service charges and fees	9,821	8,883	28,625	24,867
Trust and other financial services income	1,600	1,496	5,345	4,349
Insurance commission income	1,393	731	3,828	2,039
Loss on real estate owned, net	(2,014)	(62)	(2,293)	(3,934)
Income from bank owned life insurance	1,212	1,208	3,852	3,596
Mortgage banking income	752	1,328	773	6,442
Other operating income	1,439	1,195	3,613	2,886
Total noninterest income	13,828	13,985	45,230	35,441

Noninterest expense:
Compensation and employee benefits	24,565	23,292	75,381	69,957
Premises and occupancy costs	5,648	5,319	16,990	16,521
Office operations	4,460	3,270	10,631	9,575
Processing expenses	5,863	5,221	17,111	15,483
Marketing expenses	2,208	2,102	6,945	5,046
Federal deposit insurance premiums	2,424	2,381	6,720	6,161
FDIC special assessment	-	-	-	3,288
Professional services	1,126	668	2,437	1,899
Amortization of other intangible assets	725	701	2,266	2,371
Real estate owned expense	654	838	2,265	1,770
Other expenses	1,375	1,195	5,063	4,186
Total noninterest expense	49,048	44,987	145,809	136,257

Income before income taxes	21,559	16,010	63,264	43,051

Federal and state income taxes	6,068	3,956	18,479	11,404

Net income	$15,491	12,054	44,785	31,647

Basic earnings per share	$0.14	0.11	0.41	0.29

Diluted earnings per share	$0.14	0.11	0.41	0.29

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(dollars in thousands)

					Accumulated
Three months ended September 30, 2009					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Income/ (loss)	Stock	Equity
Beginning balance at June 30, 2009	109,067,161	$5,126	219,335	503,692	(26,195)	(69,423)	632,535

Comprehensive income:
Net income	-	-	-	12,054	-	-	12,054
Change in fair value of interest rate swaps, net of tax of $755	-	-	-	-	(1,401)	-	(1,401)
Change in unrealized loss on securities, net of tax of $(8,094)	-	-	-	-	15,032	-	15,032
Other-than-temporary impairment on securities recorded in other comprehensive income, net of tax of $993	-	-	-	-	(1,843)	-	(1,843)
Total comprehensive income	-	-	-	12,054	11,788	-	23,842

Exercise of stock options	110,804	1	47	-	-	-	48

Stock compensation expense	-	-	449	-	-	-	449

Dividends paid ($0.10 per share)	-	-	-	(3,954)	-	-	(3,954)

Ending balance at September 30, 2009	109,177,965	$5,127	219,831	511,792	(14,407)	(69,423)	652,920

					Accumulated
Three months ended September 30, 2010					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders'
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at June 30, 2010	110,775,014	$1,108	829,686	516,005	(7,225)	(28,851)	1,310,723

Comprehensive income:
Net income	-	-	-	15,491	-	-	15,491
Change in fair value of interest rate swaps, net of tax of $993	-	-	-	-	(1,845)	-	(1,845)
Change in unrealized loss on securities, net of tax of $(1,412)	-	-	-	-	2,622	-	2,622
Other-than-temporary impairment on securities recorded in other comprehensive income, net of tax of $503	-	-	-	-	(935)	-	(935)
Total comprehensive income	-	-	-	15,491	(158)	-	15,333

Exercise of stock options	31,404	-	228	-	-	-	228

Stock compensation expense	-	-	15	-	-	-	15

Dividends paid ($0.10 per share)	-	-	-	(11,077)	-	-	(11,077)

Ending balance at September 30, 2010	110,806,418	$1,108	829,929	520,419	(7,383)	(28,851)	1,315,222

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
(dollars in thousands)

					Accumulated
Nine months ended September 30, 2009					Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Income/ (loss)	Stock	Equity
Beginning balance at December 31, 2008	109,052,887	$5,124	218,332	490,326	(30,575)	(69,423)	613,784

Cumulative effect of change in accounting principle - adoption of FSP SFAS 115-2 and SFAS 124-2, net of tax of $903	-	-	-	1,676	(1,676)	-	-

Comprehensive income:
Net income	-	-	-	31,647	-	-	31,647
Change in fair value of interest rate swaps, net of tax of $(1,962)	-	-	-	-	3,644	-	3,644
Change in unrealized loss on securities, net of tax of $(10,179)	-	-	-	-	18,903	-	18,903
Other-than-temporary impairment on securities recorded in other comprehensive income, net of tax of $2,533	-	-	-	-	(4,703)	-	(4,703)
Total comprehensive income	-	-	-	31,647	17,844	-	49,491

Exercise of stock options	33,104	3	161	-	-	-	164

Stock-based compensation expense	-	-	1,338	-	-	-	1,338

Dividends paid ($0.30 per share)	-	-	-	(11,857)	-	-	(11,857)

Ending balance at September 30, 2009	109,085,991	$5,127	219,831	511,792	(14,407)	(69,423)	652,920

					Accumulated
Nine months ended September 30, 2010					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders'
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2009	110,641,858	$1,106	828,195	508,842	(9,977)	(11,651)	1,316,515

Comprehensive income:
Net income	-	-	-	44,785	-	-	44,785
Change in fair value of interest rate swaps, net of tax of $3,049	-	-	-	-	(5,663)	-	(5,663)
Change in unrealized loss on securities, net of tax of $(4,897)	-	-	-	-	9,094	-	9,094
Other-than-temporary impairment on securities recorded in other comprehensive income, net of tax of $450	-	-	-	-	(837)	-	(837)
Total comprehensive income	-	-	-	44,785	2,594	-	47,379

Exercise of stock options	164,560	2	1,394	-	-	-	1,396

Stock-based compensation expense	-	-	1,043	-	-	-	1,043

Additional costs associated with common stock offering	-	-	(703)	-	-	-	(703)

Purchase of common stock by ESOP	-	-	-	-	-	(17,200)	(17,200)

Dividends paid ($0.30 per share)	-	-	-	(33,208)	-	-	(33,208)

Ending balance at September 30, 2010	110,806,418	$1,108	829,929	520,419	(7,383)	(28,851)	1,315,222

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine months ended
	September 30,
	2010	2009
OPERATING ACTIVITIES:
Net Income	$44,785	31,647
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	26,568	27,347
Net loss/ (gain) on sale of assets	1,020	(6,427)
Net depreciation, amortization and accretion	10,783	13,029
Increase in other assets	(48,607)	(5,560)
(Decrease)/ increase in other liabilities	(3,855)	8,161
Net amortization of premium/ (discount) on marketable securities	(714)	(2,922)
Deferred income tax expense	2,232	399
Noncash impairment losses on investment securities	707	5,181
Noncash impairment of REO	1,338	3,862
Origination of loans held for sale	(104,757)	(507,373)
Proceeds from sale of loans held for sale	95,523	512,927
Noncash compensation expense related to stock benefit plans	1,043	1,338
Net cash provided by operating activities	26,066	81,609

INVESTING ACTIVITIES:
Purchase of marketable securities held-to-maturity	(485,995)	-
Purchase of marketable securities available-for-sale	(123,863)	(213,789)
Proceeds from maturities and principal reductions of marketable securities available-for-sale	266,335	225,342
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	85,966	-
Proceeds from sale of marketable securities available-for-sale	56,865	22,346
Loan originations	(1,485,739)	(1,294,614)
Proceeds from loan maturities and principal reductions	1,170,274	1,243,032
Proceeds from sale of real estate owned	6,913	4,740
Purchase of real estate owned for investment, net	(2,068)	(247)
Purchase of premises and equipment	(11,689)	(16,760)
Net cash used in investing activities	(523,001)	(29,950)

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Nine months ended
	September 30,
	2010	2009
FINANCING ACTIVITIES:
Increase in deposits, net	$144,516	349,621
Repayments of long-term borrowings	(36,548)	(29,582)
Net increase/ (decrease) in short-term borrowings	15,296	(141,556)
Decrease in advances by borrowers for taxes and insurance	(9,336)	(13,050)
Repayment of debentures	-	(5,155)
Cash dividends paid	(33,208)	(11,857)
Purchase of common stock for employee stock ownership plan	(17,200)	-
Proceeds from stock options exercised	1,368	164
Net cash provided by financing activities	64,888	148,585

Net (decrease)/ increase in cash and cash equivalents	$(432,047)	200,244

Cash and cash equivalents at beginning of period	$1,107,790	79,922
Net (decrease)/ increase in cash and cash equivalents	(432,047)	200,244
Cash and cash equivalents at end of period	$675,743	280,166

Cash and cash equivalents:
Cash and due from banks	$113,477	60,308
Interest-earning deposits in other financial institutions	561,634	219,227
Federal funds sold and other short-term investments	632	631
Total cash and cash equivalents	$675,743	280,166

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $50,787 and $61,279, respectively)	$89,908	103,540
Income taxes	$15,501	17,304

Non-cash activities:
Loans transferred to real estate owned	$11,947	11,668
Sale of real estate owned financed by the Company	$914	639

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

(1)	Basis of Presentation and Informational Disclosures
Northwest Bancshares, Inc. (the “Company”)(“NWBI”), a Maryland corporation headquartered in Warren, Pennsylvania, is a savings and loan holding company regulated by the Office of Thrift Supervision (“OTS”).  The Company was incorporated to be the successor to Northwest Bancorp, Inc. (“NWSB”) upon the completion of the mutual-to-stock conversion of Northwest Bancorp, MHC.  As a result of the conversion, all share information for periods prior to December 31, 2009, has been revised to reflect the 2.25-to-one conversion rate.  The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”).  Northwest is regulated by the FDIC and the Pennsylvania Department of Banking.  At September 30, 2010, Northwest operated 171 community-banking offices throughout Pennsylvania, western New York, eastern Ohio, Maryland and southern Florida.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Settlement Agency, LLC, Northwest Consumer Discount Company, Northwest Financial Services, Inc., Northwest Capital Group, Inc., Boetger & Associates, Inc., Allegheny Services, Inc., Great Northwest Corporation and Veracity Benefits Design, Inc.  The unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required for complete annual financial statements.  In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included.  The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 updated, as required, for any new pronouncements or changes.

Certain items previously reported have been reclassified to conform to the current period’s format.  The reclassifications had no material effect on the Company’s financial condition or results of operations.

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Stock-Based Compensation
On January 20, 2010, the Company awarded employees 484,576 stock options and directors 54,000 stock options with an exercise price of $11.49 and a grant date fair value of $1.95 per stock option.  Awarded stock options vest over a seven-year period beginning with the date of issuance.  Stock-based compensation expense of $15,000 and $449,000 for the three months ended September 30, 2010 and 2009, respectively, and $1.0 million and $1.3 million for the nine months ended September 30, 2010 and 2009, respectively, was recognized in compensation expense relating to the Company’s stock benefit plans.  Included in compensation were grants under our retention and recognition plan, which vested and were expensed over a five-year period ended March 16, 2010.  At September 30, 2010 there was compensation expense of $1.5 million to be recognized for awarded but unvested stock options.

Income Taxes- Uncertain Tax Positions
Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of September 30, 2010 the Company had no liability for unrecognized tax benefits.

The Company recognizes interest accrued related to: (1) unrecognized tax benefits in federal and state income taxes and (2) refund claims in other operating income.  The Company recognizes penalties (if any) in federal and state income taxes.  There is no amount accrued for the payment of interest or penalties at September 30, 2010.  With few exceptions, the Company is no longer subject to examinations by the Internal Revenue Service, or the Department of Revenue and Taxation in the states in which it conducts business for the tax years ended prior to December 31, 2006.

Federal Home Loan Bank of Pittsburgh debt refinancing

We restructured our borrowings with the Federal Home Loan bank of Pittsburgh during September 2010.  The transaction was accounted for in accordance with ASC 470-50 Modifications and Extinguishments of Debt.  Prepayment penalties of $52.2 million were capitalized in accordance with the ASC and are being amortized over the life of the restructured debt.  The prepayment penalties are included in other assets of the statement of financial condition.

Recently Issued Accounting Standards to be Adopted in Future Periods

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.  This guidance improves disclosures about fair value of financial instruments and requires additional disclosures regarding fair value measurements. Specifically, the guidance requires entities to disclose the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, to disclose reasons for any transfers in or out of Level 3 and to separately disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements. In addition, the guidance also clarifies certain existing fair value measurement disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements separately, the amendments are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements is effective for interim and annual reporting periods beginning after December 15, 2010. We do not expect the adoption of the remaining provisions will have a material impact on our consolidated financial statements.

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

As of or for the three months ended:
	Community	Consumer
September 30, 2010 ($ in 000's)	Banking	Finance	All Other *	Consolidated
External interest income	$88,788	5,214	7	94,009
Intersegment interest income	805	-	(805)	-
Interest expense	26,341	805	213	27,359
Provision for loan losses	8,750	1,121	-	9,871
Noninterest income	13,197	617	14	13,828
Noninterest expense	45,988	3,017	43	49,048
Income tax expense (benefit)	6,065	368	(365)	6,068
Net income	15,646	520	(675)	15,491
Total assets	$7,999,251	115,153	28,381	8,142,785

	Community	Consumer
September 30, 2009 ($ in 000's)	Banking	Finance	All Other *	Consolidated
External interest income	$85,227	5,197	4	90,428
Intersegment interest income	822	-	(822)	-
Interest expense	32,163	823	600	33,586
Provision for loan losses	9,000	830	-	9,830
Noninterest income	13,421	549	15	13,985
Noninterest expense	41,964	2,904	119	44,987
Income tax expense (benefit)	3,995	494	(533)	3,956
Net income	12,348	695	(989)	12,054
Total assets	$6,999,884	116,152	16,005	7,132,041
* Eliminations consist of intercompany loans, interest income and interest expense.

As of or for the nine months ended:
	Community	Consumer
September 30, 2010 ($ in 000's)	Banking	Finance	All Other *	Consolidated
External interest income	$261,936	15,600	15	277,551
Intersegment interest income	2,419	-	(2,419)	-
Interest expense	84,608	2,419	113	87,140
Provision for loan losses	23,750	2,818	-	26,568
Noninterest income	43,632	1,558	40	45,230
Noninterest expense	136,458	9,087	264	145,809
Income tax expense (benefit)	18,262	1,177	(960)	18,479
Net income	44,909	1,657	(1,781)	44,785
Total assets	$7,999,251	115,153	28,381	8,142,785

	Community	Consumer
September 30, 2009 ($ in 000's)	Banking	Finance	All Other *	Consolidated
External interest income	$258,895	15,277	15	274,187
Intersegment interest income	2,373	-	(2,373)	-
Interest expense	98,558	2,449	1,966	102,973
Provision for loan losses	25,000	2,347	-	27,347
Noninterest income	33,732	1,646	63	35,441
Noninterest expense	127,116	8,775	366	136,257
Income tax expense (benefit)	11,633	1,392	(1,621)	11,404
Net income	32,693	1,960	(3,006)	31,647
Total assets	$6,999,884	116,152	16,005	7,132,041
* Eliminations consist of intercompany loans, interest income and interest expense.

(3)	Investment securities and impairment of investment securities
The following table shows the Company’s portfolio of investment securities available-for-sale at September 30, 2010 (in thousands):
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$10,014	-	(1)	10,013

Debt issued by government sponsored enterprises:
Due in one year - five years	1,986	117	-	2,103
Due in five years - ten years	7,074	737	-	7,811

Equity securities	954	95	(93)	956

Municipal securities:
Due in one year - five years	3,099	176	-	3,275
Due in five years - ten years	35,944	1,596	-	37,540
Due after ten years	171,960	4,391	(497)	175,854

Corporate debt issues:
Due in one year or less	100	-	-	100
Due in one year - five years	500	-	-	500
Due after ten years	25,530	288	(7,021)	18,797

Residential mortgage-backed securities:
Fixed rate pass-through	114,015	8,282	(5)	122,292
Variable rate pass-through	181,804	8,120	(24)	189,900
Fixed rate non-agency CMOs	15,476	93	(1,187)	14,382
Fixed rate agency CMOs	28,622	1,243	-	29,865
Variable rate non-agency CMOs	6,083	150	(180)	6,053
Variable rate agency CMOs	259,586	5,241	(110)	264,717
Total residential mortgage-backed securities	605,586	23,129	(1,506)	627,209

Total marketable securities available-for-sale	$862,747	30,529	(9,118)	884,158

The following table shows the Company’s portfolio of investment securities available-for-sale at December 31, 2009 (in thousands):
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$76	-	(1)	75

Debt issued by government sponsored enterprises:
Due in one year - five years	1,977	153	-	2,130
Due in five years - ten years	21,912	524	-	22,436
Due after ten years	52,667	1,128	(498)	53,297

Equity securities	1,054	191	(118)	1,127

Municipal securities:
Due in one year - five years	3,146	68	-	3,214
Due in five years - ten years	41,170	1,163	-	42,333
Due after ten years	190,812	2,774	(1,677)	191,909

Corporate debt issues:
Due in one year - five years	500	-	-	500
Due after ten years	26,882	168	(10,549)	16,501

Residential mortgage-backed securities:
Fixed rate pass-through	145,363	6,440	(47)	151,756
Variable rate pass-through	231,232	7,894	(85)	239,041
Fixed rate non-agency CMOs	18,919	48	(1,788)	17,179
Fixed rate CMOs	19,994	982	-	20,976
Variable rate non-agency CMOs	9,075	-	(1,170)	7,905
Variable rate CMOs	294,398	2,642	(330)	296,710
Total residential mortgage-backed securities	718,981	18,006	(3,420)	733,567

Total marketable securities available-for-sale	$1,059,177	24,175	(16,263)	1,067,089

The following table shows the Company’s portfolio of investment securities held-to-maturity at September 30, 2010 (in thousands):
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by government sponsored enterprises:
Due in one year - five years	26,500	84	-	26,584

Municipal securities:
Due after ten years	81,116	1,485	(31)	82,570

Residential mortgage-backed securities:
Fixed rate pass-through	32,168	1,012	-	33,180
Variable rate pass-through	9,996	135	-	10,131
Fixed rate agency CMOs	221,772	7,306	-	229,078
Variable rate agency CMOs	27,772	469	-	28,241
Total residential mortgage-backed securities	291,708	8,922	-	300,630

Total marketable securities held-to-maturity	$399,324	10,491	(31)	409,784

The Company had no investments classified as held-to-maturity at December 31, 2009.

The Company reviews its investment portfolio on a quarterly basis for indications of impairment.  This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the intent to hold the investments for a period of time sufficient to allow for a recovery in value.  Some investments are evaluated using the Company’s best estimate of future cash flows.  If the Company’s estimate of cash flows determines that it is expected an adverse change has occurred, other-than-temporary impairment would be recognized in the statement of operations for the credit loss.

The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2010 (in thousands):
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$9,944	-	37	(1)	9,981	(1)
Municipal securities	9,407	(35)	9,068	(493)	18,475	(528)
Corporate issues	1,006	(2)	14,168	(7,019)	15,174	(7,021)
Equity securities	26	(1)	136	(92)	162	(93)
Residential mortgage-
backed securities - non-agency	-	-	13,416	(1,367)	13,416	(1,367)
Residential mortgage-
backed securities - agency	7,597	(19)	7,958	(120)	15,555	(139)

Total temporarily impaired securities	$27,980	(57)	44,783	(9,092)	72,763	(9,149)

The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2009 (in thousands):
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$17,051	(490)	266	(9)	17,317	(499)
Municipal securities	43,897	(598)	10,505	(1,079)	54,402	(1,677)
Corporate issues	-	-	12,058	(10,549)	12,058	(10,549)
Equities	452	(118)	-	-	452	(118)
Residential mortgage-
backed securities - non-agency	1,194	(2)	19,451	(2,956)	20,645	(2,958)
Residential mortgage-
backed securities - agency	25,752	(181)	43,067	(281)	68,819	(462)

Total temporarily impaired securities	$88,346	(1,389)	85,347	(14,874)	173,693	(16,263)

Corporate issues
As of September 30, 2010, the Company had ten investments with a total book value of $19.4 million and total fair value of $12.1 million, where the book value exceeded the fair value for more than 12 months.  These investments were four single issuer trust preferred investments and six pooled trust preferred investments.  The single issuer trust preferred investments were evaluated for other-than-temporary impairment by determining the strength of the underlying issuer.  In each case, the underlying issuer was “well-capitalized” for regulatory purposes.  None of the issuers have deferred interest payments or announced the intention to defer interest payments, nor have any been downgraded.  The Company believes the decline in fair value is related to the spread over three month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR is significantly lower than current market spreads.  The Company concluded the impairment of these investments was considered temporary.  In making that determination, the Company also considered the duration and the severity of the losses.  The pooled trust preferred investments were evaluated for other-than-temporary impairment by considering the duration and severity of the losses, actual cash flows, projected cash flows, performing collateral, the class of investment owned by the Company and the amount of additional defaults the structure could withstand prior to the investment experiencing a disruption in cash flows.  None of these investments have experienced a cash flow disruption.  After evaluation, the impairment in five investments was considered temporary, while the impairment in one investment was considered other-than-temporary.  Accordingly, the Company further evaluated this investment determining that $208,000 of the impairment was credit related impairment and $49,000 of the impairment was non-credit related impairment.

The following table provides class, book value, fair value and ratings information for the Company’s portfolio of corporate securities that have an unrealized loss as of September 30, 2010 (in thousands):

		Total
		Book	Fair	Unrealized	Moody's/ Fitch
Description	Class	Value	Value	Losses	Ratings
North Fork Capital (1)	N/A	$1,008	1,006	(2)	Baa3/ BBB
Bank Boston Capital Trust (2)	N/A	988	698	(290)	Baa3/ BB
Reliance Capital Trust	N/A	1,000	886	(114)	Not rated
Huntington Capital Trust	N/A	1,421	841	(580)	Ba1/ BB+
MM Community Funding I	Mezzanine	105	56	(49)	Ca/ C
MM Community Funding II	Mezzanine	382	33	(349)	Baa2/ BB
I-PreTSL I	Mezzanine	1,500	188	(1,312)	Not rated/ BB
I-PreTSL II	Mezzanine	1,500	187	(1,313)	Not rated/ BB
PreTSL XIX *	Senior A-1	7,177	5,182	(1,995)	A3/ A
PreTSL XX *	Senior A-1	4,349	2,985	(1,364)	Ba2/ A
		$19,430	12,062	(7,368)
(1) – North Fork Bank was acquired by Capital One Financial Corporation.
(2) – Bank Boston was acquired by Bank of America.
* - Excludes the value of related U.S. Treasury zero coupon bond.

The following table provides collateral information on pooled trust preferred securities included in the previous table as of September 30, 2010 (in thousands):

				Additional
				Immediate
				defaults before
		Current		causing an
	Total	deferrals	Performing	interest
Description *	Collateral	and defaults	Collateral	shortfall
I-PreTSL I	$193,500	17,500	176,000	99,500
I-PreTSL II	378,000	-	378,000	153,000
PreTSL XIX	700,535	162,400	538,135	191,000
PreTSL XX	580,154	159,000	421,154	122,500

* - similar information for the MM Community Funding I and II is not available.

Mortgage-backed securities
Mortgage-backed securities include agency (FNMA, FHLMC and GNMA) mortgage-backed securities and non-agency collateralized mortgage obligations (“CMOs”).  The Company reviews its portfolio of agency mortgage-backed securities quarterly for impairment.  As of September 30, 2010, the Company believes that the impairment within its portfolio of agency mortgage-backed securities is temporary.  As of September 30, 2010, the Company had 12 non-agency CMOs with a total book value of $21.5 million and a total fair value of $20.4 million.

The following table shows issuer specific information, book value, fair value, unrealized gain or loss and other-than-temporary impairment recorded in earnings for the Company’s portfolio of non-agency CMOs as of September 30, 2010 (in thousands):
				Impairment	Total
	Total			recorded in	impairment
	Book	Fair	Unrealized	current quarter	recorded in
Description	Value	Value	Gain/ (loss)	earnings	earnings
AMAC 2003-6 2A2	$748	764	16	-	-
AMAC 2003-6 2A8	1,548	1,577	29	-	-
AMAC 2003-7 A3	864	874	10	-	-
BOAMS 2005-11 1A8	4,177	3,970	(207)	(146)	(146)
CWALT 2005-J14 A3	5,888	4,908	(980)	(28)	(383)
CFSB 2003-17 2A2	1,257	1,271	14	-	-
WAMU 2003-S2 A4	994	1,018	24	-	-
CMLTI 2005-10 1A5B	1,174	1,155	(19)	(10)	(2,795)
CSFB 2003-21 1A13	68	67	(1)	-	-
FHASI 2003-8 1A24	2,340	2,267	(73)	-	-
SARM 2005-21 4A2	1,297	1,447	150	-	(2,543)
WFMBS 2003-B A2	1,137	1,050	(87)	-	-
	$21,492	20,368	(1,124)	(184)	(5,867)

Credit related other-than-temporary impairment on debt securities is recognized in earnings while noncredit related other-than-temporary impairment on debt securities, not expected to be sold, is recognized in other comprehensive income.

The table below shows a cumulative roll forward of credit losses recognized in earnings for all debt securities held as of September 30, 2010 and not intended to be sold (in thousands):
Beginning balance as of Janaury 1, 2010 (a)	$13,998
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	-
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	707
Ending balance as of September 30, 2010	$14,705
(a) – The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(4)	Loans receivable
The following table shows a summary of our loans receivable at September 30, 2010 and December 31, 2009 (in thousands):
	September 30,	December 31,
	2010	2009
Real estate loans:
One- to four-family	$2,502,645	2,371,996
Home equity	1,105,809	1,080,011
Multi-family and commercial	1,427,428	1,292,145
Total real estate	5,035,882	4,744,152

Consumer loans
Automobile	92,955	101,046
Education	22,390	32,860
Loans on savings accounts	11,757	12,209
Other	133,058	127,750
Total consumer loans	260,160	273,865

Commercial business loans	429,602	403,589
Total loans receivable, gross	5,725,644	5,421,606

Deferred loan fees	(6,793)	(7,030)
Allowance for loan losses	(77,245)	(70,403)
Undisbursed loan proceeds (real estate loans)	(126,389)	(115,111)
Total loans receivable, net	$5,515,217	5,229,062

The following table presents the activity in the allowance for loan losses for the three months and nine months ended September 30, 2010 and 2009 (in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Balance at beginning of period	$75,417	66,777	70,403	54,929
Provision for loan losses	9,871	9,830	26,568	27,347
Charge-offs - mortgage	(682)	(417)	(1,947)	(1,300)
Charge-offs - consumer	(3,040)	(1,679)	(7,705)	(4,515)
Charge-offs - commercial	(4,811)	(7,176)	(11,563)	(9,701)
Recoveries	490	440	1,489	1,015
Balance at end of period	$77,245	67,775	77,245	67,775

The following table details information on our loans as of September 30, 2010 and 2009 (in thousands):
	September 30,		December 31,
	2010	2009	2009

Loans 90 days or more delinquent	$103,524	117,138	109,780
Nonaccrual loans	151,217	117,138	124,626
Impaired loans	126,583	50,298	75,933
Specific allowances allocated to impaired loans	24,455	13,227	13,191
Impaired loans with no related allowance	8,220	-	3,945
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring	47,660	-	13,493

(5)          Goodwill and Other Intangible Assets
The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):
	September 30,	December 31,
	2010	2009
Amortizable intangible assets:
Core deposit intangibles – gross	$30,578	30,275
Acquisitions	-	303
Less: accumulated amortization	(27,936)	(26,108)
Core deposit intangibles – net	2,642	4,470
Customer and Contract intangible assets – gross	1,731	1,731
Acquisitions - Veracity Benefits Design, Inc.	2,007	-
Less: accumulated amortization	(1,961)	(1,523)
Customer and Contract intangible assets – net	$1,777	208

The following table shows the actual aggregate amortization expense for the current quarter and prior year’s same quarter, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):
For the three months ended September 30, 2010	$725
For the three months ended September 30, 2009	701
For the nine months ended September 30, 2010	2,265
For the nine months ended September 30, 2009	2,371
For the year ending December 31, 2010	2,775
For the year ending December 31, 2011	1,692
For the year ending December 31, 2012	1,060
For the year ending December 31, 2013	635
For the year ending December 31, 2014	313
For the year ending December 31, 2015	140

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2008	$170,050	1,313	171,363
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Balance at December 31, 2009	170,050	1,313	171,363
Goodwill acquired	219	100	319
Impairment losses	—	—	—
Balance at September 30, 2010	$170,269	1,413	171,682

Through the assistance of an independent external third party, we performed our annual goodwill impairment test as of June 30, 2010 and concluded that our goodwill was not impaired.  As of September 30, 2010, there were no changes in our operations that would cause us to update the goodwill impairment test performed as of June 30, 2010.

(6)          Guarantees
The Company issues standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures.  Collateral may be obtained based on management’s credit assessment of the customer.  At September 30, 2010, the maximum potential amount of future payments the Company could be required to make under these standby letters of credit was $50.6 million, of which $49.3 million is fully collateralized.  At September 30, 2010, the Company had a liability, which represents deferred income, of $563,000 related to the standby letters of credit.  There are no recourse provisions that would enable the Company to recover any amounts from third parties.

(7)          Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options to purchase 942,409 shares of common stock with a weighted average exercise price of $11.50 per share were outstanding during the three months and nine months ended September 30, 2010 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares.  Stock options to purchase 2,677,497 shares of common stock with a weighted average exercise price of $10.63 per share were outstanding during the three months and nine months ended September 30, 2009 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Reported net income	$15,491	12,054	44,785	31,647

Weighted average common shares outstanding	108,340,566	109,056,008	108,299,515	109,007,874
Dilutive potential shares due to effect of stock options	573,503	449,913	660,070	330,561
Total weighted average common shares and dilutive potential shares	108,914,069	109,505,921	108,959,585	109,338,435

Basic earnings per share:	$0.14	0.11	0.41	0.29

Diluted earnings per share:	$0.14	0.11	0.41	0.29

(8)          Pension and Other Post-retirement Benefits (in thousands):

Components of Net Periodic Benefit Cost
	Three months ended September 30,
	Pension Benefits		Other Post-retirement Benefits
	2010	2009	2010	2009
Service cost	$1,397	1,323	-	-
Interest cost	1,333	1,198	24	25
Expected return on plan assets	(1,379)	(967)	-	-
Amortization of prior service cost	(40)	(27)	-	-
Amortization of the net loss	218	458	13	14
Net periodic benefit cost	$1,529	1,985	37	39

Components of Net Periodic Benefit Cost
	Nine months ended September 30,
	Pension Benefits		Other Post-retirement Benefits
	2010	2009	2010	2009
Service cost	$4,191	3,969	-	-
Interest cost	3,999	3,594	72	75
Expected return on plan assets	(4,137)	(2,901)	-	-
Amortization of prior service cost	(120)	(105)	-	-
Amortization of the net loss	654	1,374	39	42
Net periodic benefit cost	$4,587	5,931	111	117

The Company made no contribution to its pension or other post-retirement benefit plans during the nine-month period ended September 30, 2010.  We anticipate making a tax-deductible contribution to our defined benefit pension plan for the year ending December 31, 2010.

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

Cash flow hedges – Interest rate swap agreements (“swaps”)

The fair value of the swaps is the amount the Company would have expected to pay to terminate the agreements and is based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms. At September 30, 2010 and December 31, 2009, there was no material unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	675,743	675,743	1,107,790	1,107,790
Securities available-for-sale	884,158	884,158	1,067,089	1,067,089
Securities held-to-maturity	399,324	409,784	-	-
Loans receivable, net	5,592,462	5,929,701	5,229,062	5,509,279
Accrued interest receivable	27,590	27,590	25,780	25,780
FHLB Stock	63,242	63,242	63,242	63,242
Total financial assets	7,642,519	7,990,218	7,492,963	7,773,180

Financial liabilities:
Savings and checking accounts	3,316,489	3,316,489	2,999,683	2,999,683
Time deposits	2,452,451	2,508,276	2,624,741	2,689,898
Borrowed funds	876,068	929,142	897,326	893,749
Junior subordinated debentures	103,094	116,763	103,094	108,051
Cash flow hedges - swaps	13,669	13,669	4,957	4,957
Accrued interest payable	1,725	1,725	4,493	4,493
Total financial liabilities	6,763,496	6,886,064	6,634,294	6,700,831

Fair value estimates are made at a point in time, based on relevant market data and information about the instrument. The following methods and assumptions were used in estimating the fair value of financial instruments at both September 30, 2010 and December 31, 2009.

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

•
Level 3 – Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  Level 3 inputs include the following:

o	Quotes from brokers or other external sources that are not considered binding;
o	Quotes from brokers or other external sources where it can not be determined that market participants would in fact transact for the asset or liability at the quoted price;
o	Quotes and other information from brokers or other external sources where the inputs are not deemed observable.

The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair values.  The Company performs due diligence to understand the inputs used or how the data was calculated or derived.  The Company corroborates the reasonableness of external inputs in the valuation process.

The following table represents assets measured at fair value on a recurring basis as of September 30, 2010 (in thousands):
				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$736	-	220	956

Debt securities:
U.S. government and agencies	-	10,013	-	10,013
Government sponsored enterprises	-	9,914	-	9,914
States and political subdivisions	-	216,669	-	216,669
Corporate	-	10,165	9,232	19,397
Total debt securities	-	246,761	9,232	255,993

Residential mortgage-backed securities:
GNMA	-	59,648	-	59,648
FNMA	-	145,512	-	145,512
FHLMC	-	106,280	-	106,280
Non-agency	-	752	-	752
Collateralized mortgage obligations:
GNMA	-	60,554	-	60,554
FNMA	-	77,202	-	77,202
FHLMC	-	132,386	-	132,386
Other agency	-	24,440	-	24,440
Non-agency	-	20,435	-	20,435
Total mortgage-backed securities	-	627,209	-	627,209

Interest rate swaps	-	(13,669)	-	(13,669)

Total assets	$736	860,301	9,452	870,489

The following table represents assets measured at fair value on a recurring basis as of December 31, 2009 (in thousands):
				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$907	-	220	1,127

Debt securities:
U.S. government and agencies	-	75	-	75
Government sponsored enterprises	-	77,863	-	77,863
States and political subdivisions	-	237,456	-	237,456
Corporate	-	9,616	7,385	17,001
Total debt securities	-	325,010	7,385	332,395

Residential mortgage-backed securities:
GNMA	-	71,673	-	71,673
FNMA	-	178,147	-	178,147
FHLMC	-	140,203	-	140,203
Non-agency	-	774	-	774
Collateralized mortgage obligations:
GNMA	-	54,492	-	54,492
FNMA	-	78,834	-	78,834
FHLMC	-	184,360	-	184,360
Non-agency	-	25,084	-	25,084
Total mortgage-backed securities	-	733,567	-	733,567

Interest rate swaps	-	(4,957)	-	(4,957)

Total assets	$907	1,053,620	7,605	1,062,132

Debt securities – available for sale - Generally, debt securities are valued using pricing for similar securities, recently executed transactions and other pricing models utilizing observable inputs.  The valuation for most debt securities is classified as level 2.  Securities within level 2 include corporate bonds, municipal bonds, mortgage-backed securities and US government obligations.  Certain debt securities do not have an active market and as such the broker pricing received by the Company uses alternative methods, including use of cash flow estimates.  Accordingly, these securities are included herein as level 3 assets.  The fair value of certain corporate debt securities are determined by the Company using a discounted cash flow model and market assumptions, which generally include cash flow, collateral and other market assumptions.  As such, these securities are included herein as level 3 assets.

Equity securities – available for sale - Level 1 securities include publicly traded securities valued using quoted market prices.  Level 3 securities include investments in two financial institutions that provide financial services only to investor banks obtained as part of previous acquisitions without observable market data to determine the investments’ fair values.  These securities can only be sold back to the issuing financial institution at cost.  The Company considers the financial condition of the issuer to determine if the securities have indicators of impairment.

Interest rate swap agreements (Swaps) – The fair value of the swaps is the amount the Company would be expected to pay to terminate the agreements and is based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine-month periods ended September 30, 2010 (in thousands):
	Three months ended		Nine months ended
	September 30, 2010		September 30, 2010
	Equity	Debt	Equity	Debt
	securities	securities	securities	securities

Beginning balace	$220	9,470	$220	7,385

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	-	(208)	-	(362)
Included in other comprehensive income	-	(30)	-	2,209

Purchases and sales	-	-	-	-
Net transfers in (out) of Level 3	-	-	-	-

Ending balance	$220	9,232	$220	9,232

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine-month periods ended September 30, 2009 (in thousands):
	Three months ended		Nine months ended
	September 30, 2009		September 30, 2009
	Equity	Debt	Equity	Debt
	securities	securities	securities	securities

Beginning balace	$220	7,238	$220	5,937

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	-	(442)	-	(442)
Included in other comprehensive income	-	232	-	1,033

Purchases and sales	-	-	-	500
Net transfers in (out) of Level 3	-	-	-	-

Ending balance	$220	7,028	$220	7,028

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment, real estate owned and mortgage servicing rights.  The following table represents the fair value measurement for nonrecurring assets as of September 30, 2010 (in thousands):
				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans measured for impairment	$-	-	102,127	102,127

Real estate owned	$-	-	22,998	22,998

Mortgage servicing rights	$-	-	1,314	1,314

Total assets	$-	-	126,439	126,439

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment, real estate owned and mortgage servicing rights.  The following table represents the fair value measurement for nonrecurring assets as of December 31, 2009 (in thousands):
				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans measured for impairment	$-	-	62,742	62,742

Real estate owned	$-	-	20,257	20,257

Mortgage servicing rights	$-	-	5,481	5,481

Total assets	$-	-	88,480	88,480

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

Mortgage servicing rights – Mortgage servicing rights represent the value of servicing residential mortgage loans, when the mortgage loans have been sold into the secondary market and the associated servicing has been retained by the Company.  The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs.  All of these assumptions require a significant degree of management judgment.  Servicing rights and the related mortgage loans are segregated into categories or homogeneous pools based upon common characteristics, primarily loan term and note rate.  Adjustments are only made when the estimated discounted future cash flows are less than the carrying value, as determined by individual pool.  As such, mortgage servicing rights are classified as nonrecurring Level 3.

(10)       Mortgage Loan Servicing
Mortgage servicing assets are recognized as separate assets when servicing rights are recorded through loan originations when the underlying loan is sold.  Upon sale, the mortgage servicing right (“MSR”) is established, which represents the then-fair value of future net cash flows expected to be realized for performing the servicing activities.  The fair value of the MSRs are estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions.  In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio.  MSRs are amortized against mortgage banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.

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

The following table shows changes in MSRs as of and for the three months ended September 30, 2010 (in thousands):
			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value

Balance at June 30, 2010	6,557	(175)	6,382
Additions/ (reductions)	625	(70)	555
Amortization	(1,121)	-	(1,121)
Balance at September 30, 2010	6,061	(245)	5,816

The following table shows changes in MSRs as of and for the nine months ended September 30, 2010 (in thousands):
			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value

Balance at December 31, 2009	8,570	(540)	8,030
Additions/ (reductions)	779	295	1,074
Amortization	(3,288)	-	(3,288)
Balance at September 30, 2010	6,061	(245)	5,816

The following table shows changes in MSRs as of and for the three months ended September 30, 2009 (in thousands):
			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value

Balance at June 30, 2009	8,907	(990)	7,917
Additions/ (reductions)	1,256	160	1,416
Amortization	(1,132)	-	(1,132)
Balance at September 30, 2009	9,031	(830)	8,201

The following table shows changes in MSRs as of and for the nine months ended September 30, 2009 (in thousands):
			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value

Balance at December 31, 2008	8,660	(2,380)	6,280
Additions/ (reductions)	4,160	1,550	5,710
Amortization	(3,789)	-	(3,789)
Balance at September 30, 2009	9,031	(830)	8,201

MSRs are recorded in other assets on the consolidated statement of financial condition.

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

Northwest Bancorp Capital Trust III (Trust III) issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 5, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 30, 2035.  These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.38%.  Northwest Bancorp Statutory Trust IV (Trust IV) issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 15, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 15, 2035.  These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.38%.  The Trusts have invested the proceeds of the offerings, as well as the capital investment from the Company, in junior subordinated deferrable interest debentures issued by the Company.  The structure of these debentures mirrors the structure of the trust-preferred securities.  Trust III holds $51,547,000 of the Company’s junior subordinated debentures and Trust IV holds $51,547,000 of the Company’s junior subordinated debentures.  These subordinated debentures are the sole assets of the Trusts.  Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts.  The Company has the right to defer payment of interest on the subordinated debentures at any time, or from time-to-time, for periods not exceeding five years.  If interest payments on the subordinated debentures are deferred, the distributions on the trust preferred are also deferred.  Interest on the subordinated debentures and distributions on the trust securities is cumulative.  The Company’s obligation constitutes a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the trust under the preferred securities.

The Company entered into four interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV.  The first two swaps modify the repricing characteristics of Trust III, wherein (i) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.20% to the same counterparty calculated on a notional amount of $25.0 million and (ii) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The original terms of these two swaps are five years and ten years, respectively, and terminate on September 30, 2013 and 2018, respectively.  The second two swaps modify the repricing characteristics of Trust IV, wherein (i) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and (ii) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The original terms of these two swaps are seven years and ten years, respectively, and terminate on December 15, 2015 and 2018, respectively.  The swap agreements were entered into with a counterparty that met the Company’s credit standards and the agreements contain collateral provisions protecting the at-risk party.  The Company believes that the credit risk inherent in the contracts is not material.  At September 30, 2010, $13.7 million was pledged as collateral to the counterparty.

At September 30, 2010, the fair value of the swap agreements was $(13.7) million and was the amount the Company would have expected to pay if the contracts were terminated.  There was no material hedge ineffectiveness for these swaps.

The following table shows liability derivatives, included in other liabilities, as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Fair value	$13,669	4,957
Notional amount	$100,000	100,000
Collateral posted	$13,669	4,957

(12)         Subsequent Events

On November 8, 2010, we announced that our Agreement and Plan of Merger, dated May 5, 2010, with NexTier, Inc., the holding company for NexTier Bank, was terminated.

The termination of the merger agreement was based on the expectation that the merger would not received required approval from Northwest Savings Bank’s primary federal regulator, the Federal Deposit Insurance Corporation (“FDIC”). As a result of a recently completed, regularly scheduled compliance examination, the FDIC criticized various components of Northwest Savings Bank’s consumer compliance program. Northwest Savings Bank is taking steps to promptly address the issues identified by the FDIC. Northwest Savings Bank expects to receive a formal enforcement order concerning its compliance program. As a result of the foregoing, the FDIC requested that Northwest Savings Bank withdraw its merger application to acquire NexTier Bank, National Association.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:
In addition to historical information, this document may contain certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, as they reflect management’s analysis only as of the date of this report.  We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Important factors that might cause such a difference include, but are not limited to:
•	Changes in interest rates which could impact our net interest margin;
•	Adverse changes in our loan portfolio or investment securities portfolio and the resulting credit related losses and/ or market value adjustments;
•	The impact of the current financial crisis on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;
•	Possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
•	Our ability to continue to increase and manage our commercial and residential real estate, multifamily and commercial and industrial loans;
•	The adequacy of the allowance for loan losses;
•	Changes in the financial performance and/ or condition of the Company’s borrowers;
•	Changes in general economic or business conditions resulting in changes in demand for credit and other services, among other things;
•	Changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide;
•	Compliance with laws and regulatory requirements of federal and state agencies;
•	New legislation affecting the financial services industry;
•	The impact of recent legislation restructuring the U.S. financial and regulatory system;
•	The level of future deposit premium assessments;
•	Competition from other financial institutions in originating loans and attracting deposits;
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

Overview of Critical Accounting Policies Involving Estimates
Our critical accounting policies involve accounting estimates that: a) require assumptions about highly uncertain matters, and b) could vary sufficiently enough to have a material effect on our financial condition and/ or results of operations.

Allowance for Loan Losses.  We recognize that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan, the creditworthiness of the borrower, general economic conditions and the quality of the collateral for the loan.  We maintain an allowance for loan losses for losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable losses based on all available information.  The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations and estimated collateral values, and current economic conditions.  The loan portfolio and other credit exposures are regularly reviewed by management in its determination of the allowance for loan losses.  The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions.  As an integral part of their examination process, regulatory agencies periodically review our allowance for loan losses and may require us to make additional provisions for estimated losses based upon judgments different from those of management.  In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans.  Loss factors are derived using our historical loss experience and may be adjusted for factors that affect the collectibility of the portfolio as of the evaluation date.  Commercial loans that are criticized are evaluated individually to determine the required allowance for loan losses and to evaluate the potential impairment of such loans.  Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of loans deteriorate as a result of the factors previously discussed.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.  The allowance is based on information known at the time of the review.  Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings.  Such changes could impact future results.   Management believes, however, to the best of their knowledge, that all known losses as of the balance sheet date have been recorded.

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

We conduct a quarterly review and evaluation of our investment securities to determine if any declines in fair value are other than temporary.  In making this determination, we consider the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer, if applicable, and the delinquency or default rates of underlying collateral.  In addition, we consider our intent to sell the investment securities currently in an unrealized loss position and whether it is more likely than not that we will be required to sell the security before recovery of its cost basis.  Any valuation decline that we determine to be other than temporary would require us to write down the security to fair value through a charge to earnings for the credit loss component.

Goodwill.  Goodwill is not subject to amortization but is tested for impairment at least annually, and possibly more frequently if certain events or changes in circumstances arise.  Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill.  Reporting units are identified based upon analyzing each individual operating segment.  A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews.  Determining the fair value of a reporting unit requires a high degree of subjective management judgment, including developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium.  The selection and weighting of the various fair value techniques may result in a higher or lower fair value.  Judgment is applied in determining the weightings that are most representative of fair value.  We have established June 30th of each year as the date for conducting its annual goodwill impairment assessment.  As of June 30, 2010, we, through the assistance of an external third party, performed an impairment test on goodwill.  We valued each reporting unit by using a weighted average of four valuation methodologies; comparable transaction approach, control premium approach, public market peers approach and discounted cash flow approach.  Declines in fair value could result in impairment being identified.  At June 30, 2010, we did not identify any individual reporting unit where the fair value was less than the carrying value and no other events or changes have occurred since that date that would warrant an updated valuation.  Future changes in the economic environment or the operations of the operating units could cause changes to the variables used, which could give rise to declines in the estimated fair value of the reporting units.

Deferred Income Taxes.  We use the asset and liability method of accounting for income taxes.  Using this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance would be established.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Significant judgment is exercised in evaluating the amount and timing of recognition of the resulting tax liabilities and assets.  These judgments require us to make projections of future taxable income.  The judgments and estimates made in determining our deferred tax assets, which are inherently subjective, are reviewed on an ongoing basis as regulatory and business factors change.  A reduction in estimated future taxable income could require us to record a valuation allowance.  Changes in levels of valuation allowances could result in increased income tax expense, and could negatively affect earnings.

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

Executive Summary and Comparison of Financial Condition
Total assets at September 30, 2010 were $8.143 billion, an increase of $117.5 million, or 1.5%, from $8.025 billion at December 31, 2009.  This increase in assets is primarily attributed to an increase in loans receivable of $293.0 million, which was partially offset by a decrease in cash and investments of $215.7 million and an increase in the allowance for loan losses of $6.8 million.  The net increase in total assets was funded by an increase in deposits of $144.5 million, partially offset by a decrease in borrowed funds of $21.3 million and a decrease in escrow for taxes and insurance of $9.3 million.

Total cash and investments decreased by $215.7 million, or 9.9%, to $1.959 billion at September 30, 2010, from $2.175 billion at December 31, 2009.  This decrease is primarily a result of using cash to fund loan growth.

Loans receivable increased by $293.0 million, or 5.5%, to $5.592 billion at September 30, 2010, from $5.299 billion at December 31, 2009.  Loan demand continues to be strong and we continue to gain market share throughout our footprint.  During the nine months ended September 30, 2010, we originated $1.590 billion of loans receivable.

Deposit balances increased across all products, except time deposits.  Total deposits increased by $144.5 million, or 2.6%, to $5.769 billion at September 30, 2010 from $5.624 billion at December 31, 2009.  Noninterest-bearing demand deposits increased by $68.5 million, or 14.1%, to $555.5 million at September 30, 2010 from $487.0 million at December 31, 2009; interest-bearing demand deposits increased by $15.6 million, or 2.0%, to $783.7 million at September 30, 2010 from $768.1 million at December 31, 2009; savings deposits, including insured money fund accounts, increased by $232.7 million, or 13.3%, to $1.977 billion at September 30, 2010 from $1.745 billion at December 31, 2009; while time deposits decreased by $172.3 million, or 6.6%, to $2.452 billion at September 30, 2010 from $2.625 billion at December 31, 2009.

Total shareholders’ equity at September 30, 2010 was $1.315 billion, or $11.87 per share, a decrease of $1.3 million, or 0.1%, from $1.317 billion, or $11.90 per share, at December 31, 2009.  This decrease was primarily attributable to the payment of cash dividends of $33.2 million and the purchase of the remaining ESOP plan shares of $17.2 million, partially offset by net income of $44.8 million.

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

September 30, 2010

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$1,026,846	20.58%	395,877	8.00%	498,946	10.00%

Tier I Capital (to risk weighted assets)	964,294	19.33%	199,579	4.00%	299,368	6.00%

Tier I Capital (leverage) (to average assets)	964,294	12.09%	239,236	3.00%*	398,726	5.00%

December 31, 2009

			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$974,967	20.95%	372,366	8.00%	465,457	10.00%

Tier I Capital (to risk weighted assets)	916,613	19.69%	186,183	4.00%	279,274	6.00%

Tier I Capital (leverage) (to average assets)	916,613	12.65%	217,402	3.00%*	362,337	5.00%
* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points.  As of September 30, 2010, the Company had not been advised of any additional requirements in this regard.

Northwest Savings Bank is required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations.  Northwest monitors its liquidity position primarily using the ratio of unencumbered liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at September 30, 2010 was 22.8%.  We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments.  As of September 30, 2010 the Bank had $2.1 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, as well as $220.8 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with correspondent banks.

We paid $11.1 million and $4.0 million in cash dividends during the quarters ended September 30, 2010 and 2009, respectively, and $33.2 million and $11.9 million during the nine-month periods ended September 30, 2010 and 2009, respectively.  The increase in dividends paid is the result of our reorganization and second-step common stock offering completed on December 18, 2009.  Prior to the reorganization and second-step common stock offering, Northwest Bancorp, MHC requested the non-objection of the OTS to waive its receipt of dividends from the Company when such dividends were not needed for regulatory capital, working capital or other purposes.  As a result, we did not pay dividends on the 63% of shares owned by Northwest Bancorp, MHC.  The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 71.4% and 90.9% for the quarters ended September 30, 2010 and 2009, respectively, on dividends of $0.10 per share for each period.  The common stock dividend payout ratio  for the nine-month periods ended September 30, 2010 and 2009 was 73.2% and 103.4%, respectively, on dividends of $0.30 per share for each period.  The 2009 dividends per share amounts were adjusted for the second-step common stock offering and related conversion of 2.25 shares of Northwest Bancshares, Inc. for each share of Northwest Bancorp, Inc.  We have declared a dividend of $0.10 per share payable on November 18, 2010 to shareholders of record as of November 4, 2010.  This represents the 64th consecutive quarter we will pay a cash dividend.

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

	September 30, 2010	December 31, 2009
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
One- to four-family residential loans	$27,552	29,373
Multifamily and commercial real estate loans	65,498	49,594
Consumer loans	11,936	12,544
Commercial business loans	46,231	33,115
Total	151,217	124,626
Total nonperforming loans as a percentage of loans	2.70%	2.35%
Total real estate acquired through foreclosure and other real estate owned (“REO”)	22,998	20,257
Total nonperforming assets	$174,215	144,883
Total nonperforming assets as a percentage of total assets	2.14%	1.81%

A loan is considered to be impaired, when, based on current information and events it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment.  Impaired loans at September 30, 2010 and December 31, 2009 were $126.6 million and $75.9 million, respectively.  Specific allowances allocated to impaired loans were $24.5 million and $13.2 million at September 30, 2010 and December 31, 2009, respectively.

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

The individual impairment measures along with the estimated loss for each homogeneous pool are consolidated into one summary document.  This summary schedule along with the support documentation used to establish this schedule is presented to the Credit Committee on a quarterly basis.  The Credit Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, lending products, activity, competition and collateral values, as well as economic conditions in general and in each of our market areas.  Based on this review and discussion the appropriate amount of ALL is estimated and any adjustments to reconcile the actual ALL with this estimate are determined.  In addition, the Credit Committee considers if any changes to the methodology are needed.  The Credit Committee also reviews and discusses delinquency trends, nonperforming asset amounts and ALL levels and ratios compared to its peer group as well as state and national statistics.  Similarly, following the Credit Committee’s review and approval, a review is performed by the Risk Management Committee of the Board of Directors on a quarterly basis.

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

Management utilizes a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses.  As part of the analysis as of September 30, 2010, management considered the economic conditions in our markets, such as the continued elevated unemployment and bankruptcy levels as well as real estate collateral values, which continue to be depressed.  In addition, management considered the trend in asset quality, loan charge-offs and the allowance for loan losses as a percentage of nonperforming loans.  As a result, we increased the allowance for loan losses during the nine-month period ended September 30, 2010 by $6.8 million, or 9.7%, to $77.2 million, or 1.38% of total loans, at September 30, 2010 from $70.4 million, or 1.33% of total loans, at December 31, 2009.  The increase in the allowance for loan losses and the related provision for loan losses is partially attributed to specific reserves discussed further in the comparison of operating results for the nine months ended September 30, 2010 section which follows.  In addition, management considered how the level of nonperforming loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Nonperforming loans of $151.2 million, or 2.70% of total loans, at September 30, 2010 increased by $26.6 million, or 21.3%, from $124.6 million, or 2.35% of total loans, at December 31, 2009.  As a percentage of average loans, annualized net charge-offs increased to 0.48% for the nine months ended September 30, 2010 compared to 0.40% for the nine months ended September 30, 2009

In addition, the increase in the allowance for loan losses is related to the growth in the loan portfolio and in particular the increase in commercial loans.  The commercial loan portfolio increased by $146.7 million, or 9.1%, during the nine months ended September 30, 2010 to $1.757 billion, from $1.610 billion at December 31, 2009.  Commercial loans tend to be larger in size and generally more vulnerable to economic slowdowns.  Management believes all known losses as of the balance sheet dates have been recorded.

Comparison of Operating Results for the Quarters Ended September 30, 2010 and 2009
Net income for the quarter ended September 30, 2010 was $15.5 million, or $0.14 per diluted share, an increase of $3.4 million, or 28.5%, from $12.1 million, or $0.11 per diluted share, for the same quarter last year.  The increase in net income resulted primarily from increases in net interest income of $9.8 million.  Partially offsetting this increase was a decrease in noninterest income of $157,000 and increases in noninterest expense of $4.1 million and income taxes of $2.1 million.  A discussion of significant changes follows.  Annualized, net income for the quarter ended September 30, 2010 represents a 4.72% and 0.76% return on average equity and return on average assets, respectively, compared to 7.48% and 0.68% for the same quarter last year.

Interest Income
Total interest income increased by $3.6 million, or 4.0%, to $94.0 million for the quarter ended September 30, 2010 due to an increase in the average balance of interest earning assets, which was partially offset by a decrease in the average yield earned on interest earning assets.  Average interest earning assets increased by $944.9 million, or 14.3%, to $7.571 billion for the quarter ended September 30, 2010 from $6.626 billion for the quarter ended September 30, 2009.  The average yield on interest earning assets decreased to 4.95% for the quarter ended September 30, 2010 from 5.42% for the quarter ended September 30, 2009.  The average yield on all categories of interest earning assets decreased from the previous period.

Interest income on loans increased by $3.8 million, or 4.7%, to $83.4 million for the quarter ended September 30, 2010 from $79.6 million for the quarter ended September 30, 2009.  Average loans receivable increased by $400.8 million, or 7.8%, to $5.569 billion for the quarter ended September 30, 2010 from $5.168 billion for the quarter ended September 30, 2009.  This increase is primarily attributable to strong loan demand throughout our market area and a continued increase in market share, as well as the decision to retain most of our one- to four-family mortgage loan production instead of selling into the secondary market as we did throughout the prior year.  The average yield on loans receivable decreased to 5.96% for the quarter ended September 30, 2010 from 6.12% for the quarter ended September 30, 2009.  The decrease in average yield is primarily attributable to the interest rates on variable rate loans adjusting downward as market rates decreased, as well as the origination of new loans in a generally lower interest rate environment.

Interest income on mortgage-backed securities decreased by $46,000, or 0.7%, to $6.5 million for the quarter ended September 30, 2010 from $6.6 million for the quarter ended September 30, 2009.  This decrease is the result of a decrease in the average yield, which decreased to 3.06% for the quarter ended September 30, 2010 from 3.68% for the quarter ended September 30, 2009.  The decrease in average yield resulted from the reduction in interest rates for variable rate securities during this period of generally declining market interest rates.  The decrease in average yield was partially offset by an increase in average balance, which increased by $139.2 million, or 19.5%, to $853.7 million for the quarter ended September 30, 2010 from $714.5 million for the quarter ended September 30, 2009.  The increase in average balance is a result of continuing to deploy the proceeds from our second-step common stock offering, completed in December 2009.

Interest income on investment securities decreased by $379,000, or 9.6%, to $3.6 million for the quarter ended September 30, 2010 from $4.0 million for the quarter ended September 30, 2009.  This decrease is due to a decrease in average yield, which decreased to 3.79% for the quarter ended September 30, 2010 from 4.50% for the quarter ended September 30, 2009.  The average yield decreased as a result of the purchase of investment securities during a period of generally lower market interest rates.  Partially offsetting the decrease in average yield was an increase in the average balance of investment securities, which increased by $26.4 million, or 7.5%, to $378.1 million for the quarter ended September 30, 2010 from $351.7 million for the quarter ended September 30, 2009.  The increase in the average balance is a result of investing part of the proceeds of our second-step common stock offering in shorter-term investment securities in order to improve net interest income.

Interest income on interest-earning deposits increased by $271,000, to $524,000 for the quarter ended September 30, 2010 from $253,000 for the quarter ended September 30, 2009.  This increase is due to the average balance increasing by $378.4 million, to $706.8 million for the quarter ended September 30, 2010 from $328.4 million for the quarter ended September 30, 2009.  The average balance increased due to the placement of the proceeds from our second-step common stock offering in overnight funds while we systematically deploy these funds to originate loans and purchase investments.  The average yield decreased slightly to 0.29% for the quarter ended September 30, 2010 from 0.30% for the quarter ended September 30, 2009.

Interest Expense
Interest expense decreased by $6.2 million, or 18.5%, to $27.4 million for the quarter ended September 30, 2010 from $33.6 million for the quarter ended September 30, 2009.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 1.75% from 2.25%, which was partially offset by an increase in the average balance of interest-bearing liabilities.  Average interest-bearing liabilities increased by $273.2 million, or 4.6%, to $6.202 billion for the quarter ended September 30, 2010 from $5.928 billion for the quarter ended September 30, 2009.  The decrease in the cost of funds resulted primarily from a decrease in the level of market interest rates which enabled the Company to reduce the rate of interest paid on most deposit products.  The increase in liabilities resulted primarily from deposit growth in all of our markets, particularly low cost deposit products.  In addition, during the quarter, we restructured $695.0 million of FHLB borrowings reducing the annual interest cost by 0.22%, while extending the average maturities of these borrowings by approximately 3.5 years.

Net Interest Income
Net interest income increased by $9.8 million, or 17.3%, to $66.7 million for the quarter ended September 30, 2010 from $56.8 million for the quarter ended September 30, 2009.  This increase in net interest income was attributable to the factors discussed above, primarily the increase in the balance and change in mix of interest earning assets, and the decrease in market interest rates enabling us to reduce our cost of funds.  Our net interest rate spread increased to 3.20% for the quarter ended September 30, 2010 from 3.17% for the quarter ended September 30, 2009, and our net interest margin increased to 3.52% for the quarter ended September 30, 2010 from 3.42% for the quarter ended September 30, 2009.

Provision for Loan Losses
The provision for loan losses increased by $41,000, or 0.4%, to $9.9 million for the quarter ended September 30, 2010 from $9.8 million for the quarter ended September 30, 2009.  This increase is primarily a result of an increase in nonperforming loans.  Included in the provision for the quarter ended September 30, 2010 was a specific reserve of $683,000 for a loan secured by two hotels in northwestern Pennsylvania, a specific reserve of $331,000 for a loan secured by various residential rental real estate properties located in Maryland and a specific reserve of $1.4 million for a loan secured by a hotel in Florida.

In determining the amount of the current quarter’s provision, we considered the extended length of time of the current economic downturn and the increase in charge-offs over the past year.  We also considered that the historical loss factors now include these elevated charge-off levels and determined that these historical loss ratios appropriately represent future losses.  Net charge-offs for the quarter ended September 30, 2010 were $8.0 million compared to $8.8 million for the quarter ended September 30, 2009.  Annualized net charge-offs to average loans was 0.58% for the quarter ended September 30, 2010.  We also considered unemployment levels and bankruptcy filings, declines in real estate values and the impact of these factors on the quality of our loan portfolio.  Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.  Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income
Noninterest income decreased by $157,000, or 1.1%, to $13.8 million for the quarter ended September 30, 2010 from $14.0 million for the quarter ended September 30, 2009.  Net impairment charges on investment securities of $392,000 for the quarter ended September 30, 2010, improved by $499,000 compared to the same quarter last year when net impairment charges were $891,000.  Net impairment charges decreased as the portfolio experienced less deterioration in credit quality due to market conditions.  Service charges and fees increased by $938,000, or 10.6%, to $9.8 million for the quarter ended September 30, 2010 from $8.9 million for the quarter ended September 30, 2009 primarily as a result of our growth in deposit transaction accounts which generate these types of fees.  Insurance commission income increased by $662,000, or 90.6%, to $1.4 million for the quarter ended September 30, 2010 from $731,000 for the quarter ended September 30, 2009.  This increase is primarily attributable to our acquisition of Veracity Benefits Design, an employee benefits firm specializing in services to employer and employee groups.  Offsetting these increases was a decrease in mortgage banking income, which decreased by $576,000, or 43.4%, to $752,000 for the quarter ended September 30, 2010 from $1.3 million for the quarter ended September 30, 2009 and an increase in loss on REO, which increased to $2.0 million for the quarter ended September 30, 2010, from $62,000 for the quarter ended September 30, 2009.  The decrease in mortgage banking income is a result of holding substantially all of our one- to four-family mortgage loan production during the current year, while we sold the majority of this production in the prior year.  The increase in loss on REO is primarily the result of a write-down on a parcel of land located in south Florida due to further deterioration of its market value.

Noninterest Expense
Noninterest expense increased by $4.0 million, or 9.0%, to $49.0 million for the quarter ended September 30, 2010 from $45.0 million for the same quarter in the prior year.  Compensation and employee benefits expense increased by $1.3 million, or 5.5%, to $24.6 million for the quarter ended September 30, 2010 from $23.3 million for the quarter ended September 30, 2009.  This increase is primarily due to an increase in health insurance expense, the expense related to the ESOP plan and the addition of Veracity Benefits Design, Inc.  Office operations expense increased by $1.2 million, or 36.4% to $4.5 million for the quarter ended September 30, 2010 from $3.3 million for the quarter ended September 30, 2009.  This increase was due to a large check kiting fraud, net of probable insurance recoveries.  Processing expenses increased by $642,000, or 12.3%, to $5.9 million for the quarter ended September 30, 2010 from $5.2 million for the quarter ended September 30, 2009.  This increase is primarily the result of our continued upgrade of systems, including our migration to check imaging.  Professional services expense increased by $458,000, or 68.6%, to $1.1 million for the quarter ended September 30, 2010 from $668,000 for the quarter ended September 30, 2009.  This increase is due to an increase in consulting expenses related to regulatory compliance efforts and the restructuring of our FHLB borrowings.

Income Taxes
The provision for income taxes increased by $2.1 million, or 53.4%, to $6.1 million for the quarter ended September 30, 2010 from $4.0 million for the quarter ended September 30, 2009.  This increase in income tax is primarily a result of an increase in income before income taxes of $5.5 million, or 34.7%.  Our effective tax rate for the quarter ended September 30, 2010 was 28.1% compared to 24.7% in the same quarter last year as tax-free income from the investment in municipal securities and BOLI comprised a smaller percentage of earnings in the current period compared to the prior period.

Comparison of operating results for the nine months ended September 30, 2010 and 2009
Net income for the nine months ended September 30, 2010 was $44.8 million, or $0.41 per diluted share, an increase of $13.2 million, or 41.5%, from $31.6 million, or $0.29 per diluted share, for the same period last year.  The increase in net income resulted primarily from an increase in net interest income of $19.2 million, a decrease in the provision for loan losses of $779,000 and an increase in noninterest income of $9.8 million.  These changes were partially offset by an increase in noninterest expense of $9.5 million and income taxes of $7.1 million.  A discussion of significant changes follows.  Annualized, net income for the nine months ended September 30, 2010 represents a 4.57% and 0.74% return on average equity and return on average assets, respectively, compared to 6.68% and 0.60% for the same period last year.

Interest Income
Total interest income increased by $3.4 million, or 1.2%, to $277.6 million for the nine months ended September 30, 2010 due to an increase in the average balance of interest earning assets, which was partially offset by a decrease in the average yield earned on interest earning assets.  Average interest earning assets increased by $965.5 million, or 14.7%, to $7.524 billion for the nine months ended September 30, 2010 from $6.558 billion for the nine months ended September 30, 2009 primarily as a result of our second-step stock offering which provided cash of $658.0 million.  The average yield on interest earning assets decreased to 4.93% for the nine months ended September 30, 2010 from 5.56% for the nine months ended September 30, 2009.  The average yield on all categories of interest earning assets decreased from the previous period, except for the yield on interest earning deposits, which increased slightly.

Interest income on loans increased by $5.5 million, or 2.3%, to $245.9 million for the nine months ended September 30, 2010 from $240.4 million for the nine months ended September 30, 2009.  Average loans receivable increased by $275.9 million, or 5.3%, to $5.461 billion for the nine months ended September 30, 2010 from $5.185 billion for the nine months ended September 30, 2009.  This increase is primarily attributable to strong loan demand throughout our market area and the continued increase in market share, as well as the decision to retain most of our one-to four-family mortgage loan production in the current period instead of selling into the secondary market, as we did throughout the prior year.  The average yield on loans receivable decreased to 6.02% for the nine months ended September 30, 2010 from 6.16% for the nine months ended September 30, 2009.  The decrease in average yield is primarily attributable to the interest rates on variable rate loans adjusting downward as market interest rates decreased, as well as the origination of new loans in a generally lower interest rate environment.

Interest income on mortgage-backed securities decreased by $1.5 million, or 7.1%, to $19.4 million for the nine months ended September 30, 2010 from $20.9 million for the nine months ended September 30, 2009.  This decrease is the result of a decrease in the average yield, which decreased to 3.25% for the nine months ended September 30, 2010 from 3.90% for the nine months ended September 30, 2009.  The decrease in average yield resulted from the reduction in interest rates for variable rate securities during this period of generally lower market interest rates.  The decrease in average yield was partially offset by an increase in average balance, which increased by $82.1 million, or 11.5%, to $794.7 million for the nine months ended September 30, 2010 from $712.6 million for the nine months ended September 30, 2009.  The increase in average balance is a result of continuing to deploy the proceeds from our second-step common stock offering, which was completed in December 2009.

Interest income on investment securities decreased by $1.8 million, or 14.4%, to $10.7 million for the nine months ended September 30, 2010 from $12.5 million for the nine months ended September 30, 2009.  This decrease is due to a decrease in average yield, which decreased to 3.84% for the nine months ended September 30, 2010 from 4.58% for the nine months ended September 30, 2009.  The average yield decreased as a result of the purchase of investment securities during a period of generally lower market interest rates.  The average balance of investment securities increased by $7.2 million, or 2.0%, to $371.6 million for the nine months ended September 30, 2010 from $364.4 million for the nine months ended September 30, 2009.

Interest income on interest-earning deposits increased by $1.2 million, to $1.6 million for the nine months ended September 30, 2010 from $415,000 for the nine months ended September 30, 2009.  This increase is due to the average balance increasing by $600.3 million, to $833.2 million for the nine months ended September 30, 2010 from $232.9 million for the nine months ended September 30, 2009.  The average balance increased due to the placement of the proceeds from our second-step common stock offering and deposit inflows in overnight funds while we systematically deploy these funds to originate loans and purchase investments.  The average yield increased slightly to 0.25% for the nine months ended September 30, 2010 from 0.24% for the nine months ended September 30, 2009.

Interest Expense
Interest expense decreased by $15.9 million, or 15.4%, to $87.1 million for the nine months ended September 30, 2010 from $103.0 million for the nine months ended September 30, 2009.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 1.89% from 2.34%, which was partially offset by an increase in the average balance of interest-bearing liabilities of $298.3 million, or 5.1%, to $6.171 billion for the nine months ended September 30, 2010 from $5.872 billion for the nine months ended September 30, 2009.  The decrease in the cost of funds resulted primarily from a decrease in the level of market interest rates.  The increase in liabilities resulted primarily from deposit growth in all of our markets.

Net Interest Income
Net interest income increased by $19.2 million, or 11.2%, to $190.4 million for the nine months ended September 30, 2010 from $171.2 million for the nine months ended September 30, 2009.  This increase in net interest income was primarily attributable to the receipt of $658.0 million of proceeds from our common stock offering, funds which we do not pay interest on, but are being placed in interest earning assets.  The receipt of these funds increased our ratio of interest earning assets to interest bearing liabilities to 122.0% for the nine months ended September 30, 2010 from 112.0% for the nine months ended September 30, 2009.  Our net interest rate spread decreased to 3.04% for the nine months ended September 30, 2010 from 3.22% for the nine months ended September 30, 2009 while our net interest margin decreased to 3.37% for the nine months ended September 30, 2010 from 3.47% for the nine months ended September 30, 2009.

Provision for Loan Losses
The provision for loan losses decreased by $779,000, or 2.8%, to $26.6 million for the nine months ended September 30, 2010 from $27.3 million for the nine months ended September 30, 2009.  Included in the provision for loan losses for the nine months ended September 30, 2010 was a specific reserve of $395,000 for a loan secured by a marina in Florida, a specific reserve of $1.4 million for a loan secured by a hotel in Maryland, a specific reserve of $501,000 for a loan to a car dealership in northwestern Pennsylvania, a specific reserve of $449,000 for a land development located in Maryland, a specific reserve of $612,000 for a loan to a recycling company in northwestern Pennsylvania, a specific reserve of $3.5 million for a land development in southwestern Pennsylvania, a specific reserve of $683,000 for loan secured by two hotels in northwestern Pennsylvania, a specific reserve of $589,000 for a condominium development in southern New York, a specific reserve of $331,000 for a loan secured by retail rental space located in Virginia and a specific reserve of $1.4 million for a loan secured by a hotel in Florida.

In determining the amount of the current period provision, we considered the economic conditions, including unemployment levels and bankruptcy filings, and declines in real estate values and the impact of these factors on the quality of our loan portfolio.  Net charge-offs for the nine months ended September 30, 2010 were $19.7 million compared to $14.5 million for the nine months ended September 30, 2009.  Annualized net charge-offs to average loans was 0.48% for the nine months ended September 30, 2010 compared to 0.40% for the same period the prior year.  Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.  Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income
Noninterest income increased by $9.8 million, or 27.6%, to $45.2 million for the nine months ended September 30, 2010 from $35.4 million for the nine months ended September 30, 2009.  Net impairment charges on investment securities of $707,000 for the nine months ended September 30, 2010, improved by $4.5 million compared to the same period last year when net impairment charges were $5.2 million.  Net impairment charges decreased as the portfolio experienced less deterioration in credit quality due to market conditions.  Gains on the sale of investment securities increased by $1.8 million to $2.2 million for the nine months ended September 30, 2010 from $377,000 for the nine months ended September 30, 2009.  Service charges and fees increased by $3.7 million, or 15.1%, to $28.6 million for the nine months ended September 30, 2010 from $24.9 million for the nine months ended September 30, 2009 primarily as a result of our growth in deposit transaction accounts which generate these types of fees.  Trust and other financial services income increased by $1.0 million, or 22.9%, to $5.3 million for the nine months ended September 30, 2010 from $4.3 million for the nine months ended September 30, 2009 as a result of an increase in assets under management.  Assets under management have increased to $1.192 billion as of September 30, 2010 from $1.031 billion as of September 30, 2009.  Insurance commission income increased by $1.8 million, or 87.7%, to $3.8 million for the nine months ended September 30, 2010 from $2.0 million for the nine months ended September 30, 2009.  This increase is primarily attributable to our acquisition of Veracity Benefits Design.  Losses on real estate owned decreased because in the nine months ended September 30, 2009 we recorded an impairment charge of approximately $3.9 million related to a parcel of land in Florida that was taken into real estate owned during 2008.  During the quarter ended September 30, 2010 we recorded an impairment charge of $1.1 million on the same parcel of land.  Offsetting these increases in non-interest income was a decrease in mortgage banking income, which decreased by $5.7 million, or 88.0%, to $773,000 for the nine months ended September 30, 2010 from $6.4 million for the nine months ended September 30, 2009.  This decrease is a result of unusually favorable market conditions during most of 2009 when loans could be originated and sold for sizable gains.

Noninterest Expense
Noninterest expense increased by $9.5 million, or 7.0%, to $145.8 million for the nine months ended September 30, 2010 from $136.3 million for the same period in the prior year.  Compensation and employee benefits expense increased by $5.4 million, or 7.8%, to $75.4 million for the nine months ended September 30, 2010 from $70.0 million for the nine months ended September 30, 2009.  This increase is primarily due to an increase in health insurance expense, the expense related to stock benefit plans and the addition of Veracity Benefits Design, Inc.  Office operations expense increased by $1.0 million, or 11.0% to $10.6 million for the nine months ended September 30, 2010 from $9.6 million for the nine months ended September 30, 2009.  This increase was due to a large check kiting fraud, net of probable insurance recoveries.  Processing expenses increased by $1.6 million, or 10.5%, to $17.1 million for the nine months ended September 30, 2010 from $15.5 million for the nine months ended September 30, 2009.  This increase is primarily the result of our continued upgrade of systems, including our migration to check imaging.  Marketing expense increased by $1.9 million, or 37.6%, to $6.9 million for the nine months ended September 30, 2010 from $5.0 million for the nine months ended September 30, 2009.  This increase was due to the initiation of an aggressive marketing campaign focused on acquiring low cost checking accounts.  Also impacting our marketing expense was the cost to advertise our recognition by J. D. Power as the top bank in the mid-Atlantic region for customer satisfaction.  Partially offsetting these increases was a decrease in FDIC insurance special assessments.  In the prior year, the FDIC levied a special assessment on all insured banks to help replenish the insurance fund.  Our assessment was $3.3 million.

Income Taxes
The provision for income taxes increased by $7.1 million, or 62.0%, to $18.5 million for the nine months ended September 30, 2010 from $11.4 million for the nine months ended September 30, 2009.  This increase in income tax is primarily a result of an increase in income before income taxes of $20.2 million, or 47.0%.  Our effective tax rate for the nine months ended September 30, 2010 was 29.2% compared to 26.5% experienced in the same period last year.

Average Balance Sheet
(Dollars in Thousands)

The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.  Average balances are calculated using daily averages.

	Three months ended September 30,
	2010			2009
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (f)	Balance	Interest	Cost (f)
ASSETS:
Interest earning assets:
Loans (a) (b) (includes FTE adjustments of $381 and $369, respectively)	$5,569,014	83,753	6.00%	5,168,204	80,006	6.15%
Mortgage-backed securities (c)	853,714	6,534	3.06%	714,548	6,580	3.68%
Investment securities (c) (includes FTE adjustments of $1,664 and $1,464, respectively)	378,145	5,243	5.55%	351,741	5,422	6.17%
FHLB stock	63,242	-	-	63,143	-	-
Other interest earning deposits	706,829	524	0.29%	328,447	253	0.30%
Total interest earning assets (includes FTE adjustments of $2,045 and $1,833, respectively)	7,570,944	96,054	5.06%	6,626,083	92,261	5.54%
Noninterest earning assets (d)	591,977			512,804

TOTAL ASSETS	8,162,921			7,138,887

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing liabilities:
Savings accounts	1,071,708	2,203	0.82%	842,069	1,591	0.75%
Now accounts	778,597	244	0.12%	746,125	555	0.30%
Money market demand accounts	903,278	1,301	0.57%	766,742	1,908	0.99%
Certificate accounts	2,446,317	14,024	2.27%	2,578,266	19,418	2.99%
Borrowed funds (e)	898,618	8,150	3.60%	892,081	8,665	3.85%
Debentures	103,094	1,437	5.45%	103,094	1,449	5.50%

Total interest bearing liabilities	6,201,612	27,359	1.75%	5,928,377	33,586	2.25%
Noninterest bearing liabilities	648,905			566,250
Total liabilities	6,850,517			6,494,627
Shareholders' equity	1,312,404			644,260

TOTAL LIABILITIES AND EQUITY	$8,162,921			7,138,887

Net interest income/ Interest rate spread		68,695	3.31%		58,675	3.29%

Net interest earning assets/ Net interest margin	$1,369,332		3.63%	697,706		3.54%

Ratio of interest earning assets to interest bearing liabilities	1.22X			1.12X

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
(f) Annualized. Shown on a fully tax-equivalent basis (“FTE”).  The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented.  The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.  GAAP basis yields were: Loans – 5.96% and 6.12%; respectively, Investment securities – 3.79% and 4.50%; respectively, interest-earning assets – 4.95% and 5.42%; respectively.  GAAP basis net interest rate spreads were 3.20% and 3.17%, respectively and GAAP basis net interest margins were 3.52% and 3.42%, respectively.

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

Three months ended September 30, 2010 and 2009

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(2,415)	6,162	3,747
Mortgage-backed securities	(1,328)	1,282	(46)
Investment securities	(586)	407	(179)
FHLB stock	-	-	-
Other interest-earning deposits	(20)	291	271
Total interest-earning assets	(4,349)	8,142	3,793

Interest-bearing liabilities:
Savings accounts	159	453	612
Now accounts	(335)	24	(311)
Money market demand accounts	(947)	340	(607)
Certificate accounts	(4,519)	(875)	(5,394)
Borrowed funds	(578)	63	(515)
Debentures	(12)	0	(12)
Total interest-bearing liabilities	(6,232)	5	(6,227)

Net change in net interest income	$1,883	8,137	10,020

Average Balance Sheet
(Dollars in Thousands)

The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.  Average balances are calculated using daily averages.

	Nine months ended September 30,
	2010			2009
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (f)	Balance	Interest	Cost (f)
ASSETS:
Interest earning assets:
Loans (a) (b) (includes FTE adjustments of $1,089 and $1,204, respectively)	$5,461,244	246,941	6.05%	5,185,359	241,604	6.19%
Mortgage-backed securities (c)	794,691	19,385	3.25%	712,593	20,858	3.90%
Investment securities (c) (includes FTE adjustments of $4,645 and $4,511, respectively)	371,587	15,358	5.51%	364,437	17,025	6.23%
FHLB stock	63,242	-	-	63,143	-
Other interest earning deposits	833,157	1,601	0.25%	232,852	415	0.24%
Total interest earning assets (includes FTE adjustments of $5,734 and $5,715, respectively)	7,523,921	283,285	5.04%	6,558,384	279,902	5.67%
Noninterest earning assets (d)	577,252			491,480

TOTAL ASSETS	8,101,173			7,049,864

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing liabilities:
Savings accounts	1,022,259	6,472	0.85%	822,401	4,649	0.76%
Now accounts	772,584	962	0.17%	733,714	2,102	0.38%
Money market demand accounts	881,983	4,768	0.72%	733,956	6,703	1.22%
Certificate accounts	2,492,344	45,947	2.46%	2,526,660	59,101	3.13%
Borrowed funds (e)	898,320	24,728	3.68%	948,981	26,020	3.67%
Debentures	103,094	4,263	5.45%	106,531	4,398	5.44%

Total interest bearing liabilities	6,170,584	87,140	1.89%	5,872,243	102,973	2.34%
Noninterest bearing liabilities	623,875			545,623
Total liabilities	6,794,459			6,417,866
Shareholders' equity	1,306,714			631,998

TOTAL LIABILITIES AND EQUITY	$8,101,173			7,049,864

Net interest income/ Interest rate spread		196,145	3.15%		176,929	3.33%

Net interest earning assets/ Net interest margin	$1,353,337		3.48%	686,141		3.60%

Ratio of interest earning assets to interest bearing liabilities	1.22X			1.12X

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
(f) Annualized.  Shown on a fully tax-equivalent basis (“FTE”).  The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented.  The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.  GAAP basis yields were: Loans – 6.02% and 6.16%; respectively, Investment securities – 3.84% and 4.58%; respectively, interest-earning assets – 4.93% and 5.56%; respectively.  GAAP basis net interest rate spreads were 3.04% and 3.22%, respectively and GAAP basis net interest margins were 3.37% and 3.47%, respectively.

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

Nine months ended September 30, 2010 and 2009

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(7,471)	12,808	5,337
Mortgage-backed securities	(3,876)	2,403	(1,473)
Investment securities	(2,001)	334	(1,667)
FHLB stock	-	-	-
Other interest-earning deposits	74	1,112	1,186
Total interest-earning assets	(13,274)	16,657	3,383

Interest-bearing liabilities:
Savings accounts	625	1,198	1,823
Now accounts	(1,251)	111	(1,140)
Money market demand accounts	(3,287)	1,352	(1,935)
Certificate accounts	(12,436)	(718)	(13,154)
Borrowed funds	102	(1,394)	(1,292)
Debentures	7	(142)	(135)
Total interest-bearing liabilities	(16,240)	407	(15,833)

Net change in net interest income	$2,966	16,250	19,216

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

The following table illustrates the simulated impact of a 1% or 2% upward or 1% or 2% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset levels at September 30, 2010 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from September 30, 2010 levels.

	Increase		Decrease
Parallel shift in interest rates over the next 12 months	1.0%	2.0%	1.0%	2.0%
Projected percentage increase/ (decrease) in net income	9.1%	9.6%	2.3%	(2.9)%
Projected increase/ (decrease) in return on average equity	9.1%	9.6%	2.3%	(2.9)%
Projected increase/ (decrease) in earnings per share	$0.07	$0.07	$0.02	$(0.02)
Projected percentage increase/ (decrease) in market value of equity	(3.9)%	(11.5)%	(6.5)%	(10.0)%

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

Item 1A.  Risk Factors

There are no material changes to the risk factors as previously discussed in Item 1A, to Part 2, Item 1A of our June 30, 2010 Quarterly Report on Form 10-Q or Part I of our 2009 Annual Report on Form 10-K.

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date: November 9, 2010	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller
(Duly Authorized Officer and Principal
Accounting Officer of the Registrant)