Form 10-K
period 2010-12-31
Northwest Bancshares, Inc.
filed 2011-03-01
CIK 1471265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Fiscal Year Ended December 31, 2010
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐ NO ☒

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

Large Accelerated Filer ☒          Accelerated Filer ☐          Non-Accelerated Filer ☐          Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

As of February 22, 2011, there were 109,151,550 shares outstanding of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2010, as reported by the Nasdaq Global Select Market, was approximately $1.271 billion.

DOCUMENTS INCORPORATED BY REFERENCE

(1)           Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant (Part III).

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate acquired entities, if any;
•	changes in consumer spending, borrowing and savings habits;
•	our ability to continue to increase and manage our commercial and residential real estate, multi-family, and commercial and industrial loans;
•	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
•	the level of future deposit premium assessments;
•	the impact of the recession on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;
•	the impact of the current governmental effort to restructure the U.S. financial and regulatory system;
•	changes in the financial performance and/or condition of our borrowers; and
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

Northwest Bancshares, Inc.

Northwest Bancshares, Inc., a Maryland corporation, was incorporated in September 2009 to be the successor corporation to Northwest Bancorp, Inc., the former stock holding company for Northwest Savings Bank, upon completion of the mutual-to-stock conversion of Northwest Bancorp, MHC.

The conversion was completed December 18, 2009.  Northwest Bancshares, Inc. sold a total of 68,878,267 shares of common stock at $10.00 per share in the related offering.  Concurrent with the completion of the offering, shares of Northwest Bancorp, Inc. common stock owned by public stockholders were exchanged for 2.25 shares of Northwest Bancshares, Inc.’s common stock.  In lieu of fractional shares, shareholders were paid in cash.   Northwest Bancshares, Inc. also issued 1,277,565 shares of common stock and contributed $1.0 million in cash from the offering proceeds to Northwest Charitable Foundation, a charitable foundation that Northwest Bancshares, Inc. established for the benefit of the communities in which Northwest Savings Bank operates.  As of December 31, 2010, Northwest Bancshares, Inc. had 110,295,117 shares outstanding and a market capitalization of approximately $1.3 billion.

Northwest Bancshares, Inc.’s executive offices are located at 100 Liberty Street, Warren, Pennsylvania 16365.  Our telephone number at this address is (814) 726-2140.

Northwest Bancshares, Inc.’s website (www.northwestsavingsbank.com) contains a direct link to Northwest Bancshares, Inc.’s and its predecessor Northwest Bancorp, Inc.’s filings with the Securities and Exchange Commission, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings, if any.  Copies may also be obtained, without charge, by written request to Shareholder Relations, P.O. Box 128, Warren, Pennsylvania 16365.

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

As of December 31, 2010, Northwest Savings Bank operated 171 community-banking offices throughout its market area in central and western Pennsylvania, western New York, eastern Ohio, Maryland and southeastern Florida.  Northwest Savings Bank, through its wholly-owned subsidiary, Northwest Consumer Discount Company, also operates 52 consumer finance offices throughout Pennsylvania. Northwest Savings Bank also offers investment management and trust services and, through wholly-owned subsidiaries, actuarial and benefit plan administration services.  Historically, our principle lending activity was the origination of fixed-rate loans secured by first mortgages on owner-occupied, one- to four-family residences.  In an effort to reduce interest rate risk and improve profit margins, we also offer shorter term consumer loans.  In recent years, we have greatly increased our emphasis on the origination of commercial business and commercial real estate loans.

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

Market Area and Competition

We are headquartered in Warren, Pennsylvania, which is located in northwestern Pennsylvania, and have our highest concentration of deposits and loans in this area of Pennsylvania.  Since the early 1990s, we have expanded, primarily through acquisitions, into the southwestern and central regions of Pennsylvania, as well as western New York, eastern Ohio, Maryland and southeastern Florida.  As of December 31, 2010, we operated 141 community banking offices and 52 consumer finance offices in Pennsylvania, four community banking offices in Ohio, 18 community banking offices in New York, five community banking offices in Maryland and three community banking offices in Florida.  All of the aforementioned market areas are served by a number of competing financial institutions.  As a result, we encounter strong competition both in attracting deposits and in originating retail and commercial loans.  Our most direct competition for deposits comes from commercial banks, brokerage houses, other thrift institutions and credit unions in our market areas.  We expect continued competition from these financial institutions in the foreseeable future.  With the continued acceptance of internet banking by our customers and consumers generally, competition for deposits has increased from institutions operating outside of our market area as well as from insurance companies.

Pennsylvania and Western New York Market Area.  Through our acquisitions and de novo branching strategy we have expanded our retail branch footprint throughout 30 counties in Pennsylvania and five counties in western New York.  In addition, through our consumer finance offices we operate in 11 additional counties in Pennsylvania.  Our northwestern and southwestern Pennsylvania and western New York markets are fueled by a diverse economy driven by service businesses, technology companies and small manufacturing companies.  Our southeastern Pennsylvania market is primarily driven by service businesses and serves as a bedroom community to the cities of Baltimore, Maryland and Philadelphia, Pennsylvania.  Our primary market area has remained a stable banking market.

Maryland, Ohio and Florida Market Areas.  In addition to operating in Pennsylvania and western New York, we also operate four community banking offices in Ashtabula, Lake and Geauga counties in Ohio, five community banking offices in Baltimore, Howard and Anne Arundel counties in Maryland and three community banking offices in Broward county in Florida.  Our Maryland regional economy consists of service businesses, government as well as heath care services.  The major employment sectors in our Ohio market are similar to our northwestern Pennsylvania market.  With the exception of Ashtabula county in Ohio, these markets have an expanding population base as well as higher median household income levels relative to the state and national averages.  On January 25, 2011, we announced our intention to exit the Florida market.  We anticipate completing our exit by June 30, 2011.

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

We currently offer adjustable-rate mortgage loans with initial interest rate adjustment periods of one, three and five years, based on changes in a designated market index.  We determine whether a borrower qualifies for an adjustable-rate mortgage loan based on secondary market guidelines.  One- to four-family adjustable-rate residential mortgage loans totaled $36.4 million, or 0.64% of our gross loan portfolio at December 31, 2010.

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

Some financial institutions we have acquired have held loans that are serviced by others and are secured by one- to four-family residences.  At December 31, 2010, our portfolio of one- to four-family loans serviced by others totaled $8.3 million.  We currently have no formal plans to enter into new residential loan participations.

Included in our $2.432 billion portfolio of one- to four-family residential real estate loans are construction loans of $18.1 million, or 0.75% of our total loan portfolio.  We offer fixed-rate and adjustable-rate residential construction loans primarily for the construction of owner-occupied one- to four-family residences in our market area to builders or to owners who have a contract for construction.  Construction loans are generally structured to become permanent loans, and are originated with terms of up to 30 years with an allowance of up to one year for construction.  Advances are made as construction is completed.  In addition, we originate loans within our market area that are secured by individual unimproved or improved lots.  Land loans for the construction of owner-occupied residential real estate properties are currently offered with fixed-rates for terms of up to 10 years.  The maximum loan-to-value ratio for these loans is 80% of the as-completed appraised value, and the maximum loan-to-value ratio for our construction loans is 95% of the lower of cost or as-completed appraised value.

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

Multi-family Residential and Commercial Real Estate Loans.  Our multi-family residential real estate loans are secured by multi-family residences, such as rental properties.  Our commercial real estate loans are secured by nonresidential properties such as hotels, church property, manufacturing facilities and retail establishments.  At December 31, 2010, a significant portion of our multi-family residential and commercial real estate loans were secured by properties located within our market area.  Our largest multi-family residential real estate loan relationship at December 31, 2010 had a principal balance of $7.4 million, and was collateralized by multiple residential real estate rental properties.  These loans were performing in accordance with their terms as of December 31, 2010.  Our largest commercial real estate loan relationship at December 31, 2010, had a principal balance of $35.6 million and was collateralized by six different mixed use commercial buildings.  These loans were performing in accordance with their terms as of December 31, 2010.  Multi-family residential and commercial real estate loans are offered with both adjustable interest rates and fixed interest rates.  The terms of each multi-family residential and commercial real estate loan are negotiated on a case-by-case basis.  We generally originate multi-family residential and commercial real estate loans in amounts up to 80% of the appraised value of the property collateralizing the loan.

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

Home Equity Loans and Lines of Credit.  Generally, our home equity loans and home equity lines of credit are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90% or less.  Home equity loans are offered on a fixed rate basis with terms of up to 20 years.  Home equity lines of credit are offered on an adjustable-rate basis with terms of up to 25 years.  At December 31, 2010, the disbursed portion of home equity lines of credit totaled $278.7 million, or 4.9% of our total loans, with $280.9 million remaining undisbursed, and our fixed-rate home equity loans totaled $817.2 million, or 14.4% of our total loans.  We generally underwrite home equity loans and lines of credit in a manner similar to our underwriting of one- to four-family residential real estate loans.

Consumer Loans.  The principal types of consumer loans we offer are automobile loans, sales finance loans, unsecured personal loans, credit card loans, and loans secured by deposit accounts.  Consumer loans are typically offered with maturities of ten years or less.

The underwriting standards we employ for consumer loans include a determination of the applicant’s credit history and an assessment of ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally, from any verifiable secondary income.  Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

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

Commercial Business Loans.  We offer commercial business loans to finance various activities in our market area, some of which are secured in part by additional real estate collateral.  At December 31, 2010 the largest commercial business loan relationship had a principal balance of $15.6 million, and was secured by all fixed assets of an oil and gas extraction company.

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

Loan Originations, Solicitation, Processing and Commitments.  Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers.  All of our loan originators are salaried employees, and we do not pay commissions in connection with loan originations.  Upon receiving a retail loan application, we obtain a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing.  In the case of a real estate loan, an in-house appraiser, or an appraiser we approve, appraises the real estate intended to secure the proposed loan.  A loan processor in our loan department checks the loan document file for accuracy and completeness, and verifies the information provided.

For our retail loans, including residential mortgage loans, home equity loans and lines of credit, automobile loans, credit cards and other unsecured loans, we have implemented a credit approval process based on a laddered individual loan authority system.  Local loan officers are granted various levels of authority based on their lending experience and expertise.  These authority levels are reviewed by the Credit Committee on at least an annual basis.

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

The Board of Directors must approve all loans where the total debt relationship exceeds $7.5 million ($5.0 million for loans exceeding the maximum loan-to-value ratio or not meeting minimum debt service coverage), or as may be required by Regulation O.  Loans exceeding the limits established for the Senior Loan Committee must be approved by the Executive Committee of the Board of Directors or by the entire Board of Directors.  Our general policy is to make no loans either individually or in the aggregate to one entity in excess of $15.0 million.  Exceptions to this policy are permitted with the prior approval from the Board of Directors.  Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and flood insurance is required as determined by regulation.  After the loan is approved, a loan commitment letter is promptly issued to the borrower.  At December 31, 2010, we had commitments to originate $135.8 million of loans.

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

Loan Origination Fees.  In addition to interest earned on loans, we generally receive loan origination fees.  We defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method.  Deferred loan fees are recognized into income immediately upon prepayment or the sale of the related loan.  At December 31, 2010, we had $7.2 million of net deferred loan origination fees.  Loan origination fees are volatile sources of income.  Such fees vary with the volume and type of loans and commitments originated and purchased, principal repayments, and competitive conditions in the marketplace.

Income from loan origination fees was $6.6 million, $7.6 million and $7.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Loans-to-One Borrower. Savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate).  We have established our own internal limit of loans to one borrower of $15.0 million, which may be exceeded only with the approval of the Board of Directors.  At December 31, 2010, the largest aggregate amount loaned to one borrower, or related borrowers, totaled $35.6 million and was secured by six different mixed use commercial buildings.  Our second largest lending relationship totaled $35.1 million and was secured by nine different properties including several hotels and other commercial real estate.  Our third largest lending relationship totaled $16.8 million and was secured by a hotel.  Our fourth largest lending relationship totaled $15.8 million and was secured by all of the assets of an oil and gas extraction company.  Our fifth largest lending relationship totaled $15.0 million and was secured by an oil refinery.  All of these loans were performing in accordance with their terms at December 31, 2010.

Investment Activities

Our Board of Directors has primary responsibility for establishing and overseeing our investment policy.  The board of directors has delegated authority to implement the investment policy to our Chief Financial Officer.  The investment policy is reviewed at least annually by the Chief Financial Officer, and any changes to the policy are subject to approval by the full Board of Directors.  The overall objectives of the Investment Policy are to maintain a portfolio of high quality and diversified investments, to provide liquidity, and to control interest rate risk while providing an acceptable return.  The investment portfolio is also used to provide collateral for borrowings, to provide additional earnings when loan production is low, and to reduce our tax liability.  The policy dictates that investment decisions give consideration to the safety of principal, liquidity requirements and potential returns.  Either our Chief Financial Officer executes our securities portfolio transactions or our Treasurer executes transactions as directed by the Chief Financial Officer.  All purchase and sale transactions are reported to the Board of Directors on a monthly basis.

Our current investment policy does not permit investment in complex securities and derivatives as defined in federal banking regulations and other high-risk securities, nor does it permit additional investments in non-agency mortgage-backed securities, pooled trust preferred securities, or single issuer trust preferred securities.

At the time of purchase, we designate a security as either held to maturity, available-for-sale, or trading, based upon our ability and intent.  Securities available-for-sale and trading securities are reported at market value and securities held to maturity are reported at amortized cost.  A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary.  If impairment exists, credit related impairment losses are recorded in earnings while noncredit related impairment losses are recorded in accumulated other comprehensive income (for available for sale securities).  The fair values of our securities are based on published or securities dealers’ market values, when available.  See the footnotes to the audited financial statements for a detailed analysis and description of our investment portfolio and valuation techniques.

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

Deposits.  Consumer and commercial deposits are generated principally from our market area by offering a broad selection of deposit instruments including checking accounts, savings accounts, money market deposit accounts, term certificate accounts and individual retirement accounts.  While we accept deposits of $100,000 or more, we do not offer premium rates for such deposits.  We accept brokered deposits through the CDARS program, but generally do not solicit funds outside our market area.  As of December 31, 2010, we had no deposits through the CDARS program.  Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors.  We regularly execute changes in our deposit rates based upon cash flow requirements, general market interest rates, competition, and liquidity requirements.

Borrowings.  Deposits are the primary source of funds for our lending and investment activities and general business purposes.  We also rely upon borrowings to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  Borrowings from the Federal Home Loan Bank of Pittsburgh typically are collateralized by our stock in the Federal Home Loan Bank of Pittsburgh and a portion of our real estate loans.  In addition to the Federal Home Loan Bank of Pittsburgh, we have borrowing facilities with the Federal Reserve Bank, two correspondent banks and we borrow funds, in the form of reverse repurchase agreements, from municipalities and school districts.

The Federal Home Loan Bank of Pittsburgh functions as a central reserve bank providing credit for Northwest Savings Bank and other member financial institutions.  As a member, Northwest Savings Bank is required to own capital stock in the Federal Home Loan Bank of Pittsburgh and is authorized to apply for borrowings on the security of such stock and certain of its real estate loans, provided certain standards related to creditworthiness have been met.  Borrowings are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of borrowings are based either on a fixed percentage of a member institution’s net worth or on the Federal Home Loan Bank of Pittsburgh’s assessment of the institution’s creditworthiness.  All of our Federal Home Loan Bank of Pittsburgh borrowings currently have fixed interest rates and original maturities of between one day and ten years.

Subsidiary Activities

Northwest Bancshares, Inc.’s sole consolidated subsidiary is Northwest Savings Bank.  Northwest Bancshares, Inc. also owns all of the common stock of two statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, and Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust (the “Trusts”). The Trusts have issued a total of $100.0 million of trust preferred securities.  The Trusts are not consolidated with Northwest Bancshares, Inc.  At December 31, 2010, Northwest Bancshares, Inc.’s investment in the Trusts totaled $3.1 million, and the Trusts had assets of $103.1 million at that date.

Northwest Savings Bank has eight wholly-owned subsidiaries – Northwest Settlement Agency, LLC, Great Northwest Corporation, Northwest Financial Services, Inc., Northwest Consumer Discount Company, Inc., Allegheny Services, Inc., Boetger and Associates, Inc., Veracity Benefits Design, Inc. and Northwest Capital Group, Inc.  For financial reporting purposes all of these companies are included in the consolidated financial statements of Northwest Bancshares, Inc.

Northwest Settlement Agency, LLC provides title insurance to borrowers of Northwest Savings Bank and other lenders.  At December 31, 2010, Northwest Savings Bank had an equity investment in Northwest Settlement Agency, LLC of $2.0 million.  For the year ended December 31, 2010, Northwest Settlement Agency, LLC had net income of $467,000.

Great Northwest’s sole activity is holding equity investments in government-assisted low-income housing projects in various locations throughout our market area.  At December 31, 2010, Northwest Savings Bank had an equity investment in Great Northwest of $6.6 million.  For the year ended December 31, 2010, Great Northwest had net income of $306,000, generated primarily from federal low-income housing tax credits.

Northwest Financial Services’ principal activity is the operation of retail brokerage activities.  It also owns the common stock of several financial institutions.  In addition, Northwest Financial Services holds an equity investment in one government assisted low-income housing project. At December 31, 2010, Northwest Savings Bank had an equity investment in Northwest Financial Services of $7.2 million, and for the year ended December 31, 2010, Northwest Financial Services had net income of $103,000.

Northwest Consumer Discount Company operates 52 consumer finance offices throughout Pennsylvania.  At December 31, 2010, Northwest Savings Bank had an equity investment in Northwest Consumer Discount Company of $32.0 million and the net income of Northwest Consumer Discount Company for the year ended December 31, 2010 was $2.4 million.

Allegheny Services, Inc. is a Delaware investment company that holds mortgage loans originated through our wholesale lending operation as well as municipal bonds.  In addition, Allegheny Services, Inc. has loans to both Northwest Savings Bank and Northwest Consumer Discount Company.  At December 31, 2010, Northwest Savings Bank had an equity investment in Allegheny Services, Inc. of $672.7 million, and for the year ended December 31, 2010, Allegheny Services, Inc. had net income of $19.3 million.

Boetger and Associates, Inc. is an actuarial and employee benefits consulting firm that specializes in the design, implementation and administration of qualified retirement plan programs.  At December 31, 2010, Northwest Savings Bank had an equity investment of $1.9 million in Boetger and Associates and for the year ended December 31, 2010, Boetger and Associates had net income of $221,000.

Veracity Benefits Design, Inc. is an employee benefits firm specializing in services to employer and employee groups.  At December 31, 2010, Northwest Savings Bank had an equity investment of $2.0 million in Veracity Benefits Design and for the year ended December 31, 2010, Veracity Benefits Design had a net loss of $274,000.

Northwest Capital Group’s principal activity is to own, operate and ultimately divest of properties that were acquired in foreclosure.  At December 31, 2010, Northwest Savings Bank had an equity investment of $6.3 million in Northwest Capital Group and reported no net income for the year ended December 31, 2010.

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

Personnel

As of December 31, 2010, we had 1,722 full-time and 318 part-time employees (including employees of our wholly-owned subsidiaries).  None of our employees is represented by a collective bargaining group.  We believe we have a good working relationship with our employees.
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

Dodd-Frank Wall Street Reform and Consumer Protection Act

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term effect on us. For example, the new law provides that the Office of Thrift Supervision, which currently is the primary federal regulator for Northwest Bancshares, Inc., will cease to exist one year from the date of the new law’s enactment. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including Northwest Bancshares, Inc.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.

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

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorize the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

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

Federal Deposit Insurance Reform

The FDIC currently maintains the Deposit Insurance Fund (the “DIF”), which was created in 2006 in the merger of the Bank Insurance Fund and the Savings Association Insurance Fund.  The deposit accounts of our subsidiary bank are insured by the DIF to the maximum amount provided by law.  This insurance is backed by the full faith and credit of the United States Government.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by DIF-insured institutions.  It also may prohibit any DIF-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF.  The FDIC also has the authority to take enforcement actions against insured institutions.

Under its current regulations, the FDIC imposes assessments for deposit insurance on an insured institution quarterly according to its ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either six financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and their initial base assessment rate for deposit insurance is set at an annual rate of between 12 and 16 basis points. The initial base assessment rate for institutions in Risk Categories II, III and IV is set at annual rates of 22, 32 and 50 basis points, respectively. These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. The adjustments include higher premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, higher premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for all institutions for their unsecured debt.  Total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund.  These assessments will continue until the Financing Corporation bonds mature in 2019.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

On November 12, 2009, the FDIC adopted regulations that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012, along with their quarterly risk-based assessment for the fourth quarter of 2009. The FDIC collected our pre-paid assessment amounting to $32.9 million on December 30, 2009.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not yet announced how it will implement this offset or how larger institutions will be affected by it.  The Dodd-Frank Act requires the FDIC to establish rules setting insurance premium assessments based on an institution's total assets minus its tangible equity instead of its deposits.

On November 9, 2010 and January 18, 2011, the FDIC (as mandated by Section 343 of the Dodd-Frank Act) adopted rules providing for unlimited deposit insurance for traditional noninterest-bearing transaction accounts and IOLTA accounts for two years starting December 31, 2010.  This coverage applies to all insured deposit institutions, and there is no separate FDIC assessment for the insurance.  Furthermore, this unlimited coverage is separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at an insured depository institution.

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

Prompt Corrective Action

Under federal regulations, a bank is considered to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, Tier 1 risk-based capital of 6.0% or more, Tier I leverage capital of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has total risk-based capital of 8.0% or more, Tier I risk-based capital of 4.0% or more and Tier I leverage capital of 4.0% or more (3.0% under certain circumstances), and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has total risk-based capital of less than 8.0%, Tier I risk-based capital of less than 4.0% or Tier I leverage capital of less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has total risk-based capital of less than 6.0%, Tier I risk-based capital less than 3.0%, or Tier I leverage capital of less than 3.0%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2.0%.  Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).  As of December 31, 2010, Northwest Savings Bank was “well-capitalized” for this purpose.

Loans-to-One Borrower Limitation

Under federal regulations, with certain limited exceptions, a Pennsylvania chartered savings bank may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate.  Our internal policy, however, is to make no loans either individually or in the aggregate to one entity in excess of $15.0 million.  This limit may be exceeded subject to the approval of the Board of Directors.  We currently have five credit relationships that exceed our $15.0 million internal limit.

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

As part of the Dodd-Frank Act regulatory restructuring, the OTS’ authority over savings and loan  holding companies will be transferred to the Federal Reserve Board.

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

Qualified Thrift Lender Test.  To be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Federal Reserve Board), Northwest Savings Bank must qualify as a Qualified Thrift Lender.  To qualify as a Qualified Thrift Lender, Northwest Savings Bank must be a “domestic building and loan association,” as defined in the Internal Revenue Code, or comply with the Qualified Thrift Lender test.  Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period.  As of December 31, 2010 Northwest Savings Bank met the Qualified Thrift Lender test.

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

FEDERAL AND STATE TAXATION

Federal Taxation.  For federal income tax purposes, Northwest Bancshares, Inc. files a consolidated federal income tax return with its wholly-owned subsidiaries on a calendar year basis. The applicable federal income tax expense or benefit is properly allocated to each subsidiary based upon taxable income or loss calculated on a separate company basis.

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

Northwest Savings Bank is subject to a Pennsylvania mutual thrift institutions tax based on Northwest Savings Bank’s net income determined in accordance with generally accepted accounting principles, with certain adjustments.  The tax rate under the mutual thrift institutions tax is 11.5%.  Interest on Pennsylvania and federal obligations is excluded from net income.  An allocable portion of interest expense incurred to carry the obligations is disallowed as a deduction.  Northwest Savings Bank is also subject to taxes in the other states in which it conducts business.  These taxes are apportioned based upon the volume of business conducted in those states as a percentage of the whole.  Because a majority of Northwest Savings Bank’s affairs are conducted in Pennsylvania, taxes paid to other states are not material.

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

We have been negatively affected by current market and economic conditions.  A continuation or worsening of these conditions could adversely affect our operations, financial condition and earnings.

The severe economic recession of 2008 and 2009 and the weak economic recovery since then have resulted in continued uncertainty in the financial markets and the expectation of weak general economic conditions, including high levels of unemployment, continuing through 2011.  The resulting economic pressure on consumers and businesses has adversely affected our business, financial condition and results of operations.  The credit quality of loan and investment securities portfolios has deteriorated at many financial institutions and the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Financial companies’ stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  A continuation or worsening of these conditions could result in reduced loan demand and further increases in loan delinquencies, loan losses, loan loss provisions, costs associated with monitoring delinquent loans and disposing of foreclosed property, and otherwise negatively affect our operations, financial condition and earnings.  Further, a decline in the stock market in general, or for stock of financial institutions and their holding companies, could affect our stock performance.

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

Certain provisions of the Dodd-Frank Act are expected to have a near term effect on us. For example, the new law provides that the Office of Thrift Supervision, which currently is the primary federal regulator for Northwest Bancshares, Inc., will cease to exist one year from the date of the new law’s enactment. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including Northwest Bancshares, Inc.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.

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

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorize the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

Newly enacted financial reform legislation will change the bank regulatory framework, create an independent consumer protection bureau that will assume the consumer protection responsibilities of the various federal banking agencies, and establish more stringent capital standards for banks and bank holding companies.  The legislation will also result in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies.  Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations.  Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans.  These measures are likely to increase our costs of doing business and may have a significant adverse effect on our lending activities, financial performance and operating flexibility.  In addition, these risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities.  If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.  In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Recent health care legislation could increase our expenses or require us to pass further costs on to our employees, which could adversely affect our operations, financial condition and earnings.

Legislation enacted in 2010 requires companies to provide expanded health care coverage to their employees, such as affordable coverage to part-time employees and coverage to dependent adult children of employees.  Companies will also be required to enroll new employees automatically into one of their health plans.  Compliance with these and other new requirements of the health care legislation will increase our employee benefits expense, and may require us to pass these costs on to our employees, which could give us a competitive disadvantage in hiring and retaining qualified employees.

The corporate governance provisions in our articles of incorporation and bylaws, and the corporate governance provisions under Maryland law, may prevent or impede the holders of our common stock from obtaining representation on our Board of Directors and may impede takeovers of the company that our board might conclude are not in the best interest of us or our stockholders.

Provisions in our articles of incorporation and bylaws may prevent or impede holders of our common stock from obtaining representation on our Board of Directors and may make takeovers of Northwest Bancshares, Inc. more difficult.  For example, our Board of Directors is divided into three staggered classes.  A classified board makes it more difficult for stockholders to change a majority of the directors because it generally takes at least two annual elections of directors for this to occur.  Our articles of incorporation include a provision that no person will be entitled to vote any shares of our common stock in excess of 10% of our outstanding shares of common stock.  This limitation does not apply to the purchase of shares by a tax-qualified employee stock benefit plan established by us.  In addition, our articles of incorporation and bylaws restrict who may call special meetings of stockholders and how directors may be removed from office.  Additionally, in certain instances, the Maryland General Corporation Law requires a supermajority vote of our stockholders to approve a merger or other business combination with a large stockholder, if the proposed transaction is not approved by a majority of our directors.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2010, the fair value of our investment and mortgage-backed securities portfolio totaled $1.305 billion.  Net unrealized gains on these securities totaled $1.1 million at December 31, 2010.

At December 31, 2010, our interest rate risk analysis indicated that the market value of our equity would decrease by 16.9% if there was an instant parallel 200 basis point increase in market interest rates. See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

We could record future losses on our investment securities portfolio.

During the year ended December 31, 2010, we recognized $2.7 million of impairment losses on investment securities, of which $1.2 million was recognized as other comprehensive loss in the equity section of our balance sheet, and $1.5 million was recognized as a reduction to noninterest income in our income statement.  At December 31, 2010, we held corporate debt securities and non-government agency collateralized mortgage obligations with unrealized holding losses of $7.2 million and $1.1 million, respectively.

A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary, which could result in material losses to us.  These factors include, but are not limited to, failure by the issuer to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value.  In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the issuers continues to deteriorate and there remains limited liquidity for these securities.

  See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Securities” for a discussion of our securities portfolio and the unrealized losses related to the portfolio, as well as the “Marketable Securities” and “Disclosures about Fair Value of Financial Instruments” footnotes to the audited financial statements.

Our 2009 contribution to our charitable foundation may not be tax deductible, which could reduce our profits.

The Internal Revenue Service may not grant tax-exempt status to Northwest Charitable Foundation.  If the contribution is not deductible, we would not receive any tax benefit from the contribution.  The total value of the contribution was $13.8 million, which resulted in recording an after-tax expense of $8.3 million.  In the event that the Internal Revenue Service does not grant tax-exempt status to the charitable foundation or the contribution to the charitable foundation is otherwise not tax deductible, we would have to recognize additional after-tax expense of up to $5.5 million.

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

We are required to test our goodwill and core deposit intangible assets for impairment on a periodic basis and more regularly if indicators of impairment exist.  The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similar insured depository institutions.  Future impairment testing may result in a partial or full impairment of the value of our goodwill or core deposit intangible assets, or both.  If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment.  However, the recording of such an impairment loss would have no impact on the tangible book value of our shares of common stock or our regulatory capital levels.

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

We are subject to extensive regulation, supervision and examination by the Federal Deposit Insurance Corporation, the Pennsylvania Department of Banking and the Office of Thrift Supervision. Laws and regulations govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund at the Federal Deposit Insurance Corporation.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses, determine the level of deposit insurance premiums assessed, and capital levels to be maintained.  Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.  Because our business is highly regulated, the laws and applicable regulations are subject to frequent change.  Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

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

We are required to own common stock of the Federal Home Loan Bank of Pittsburgh to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank’s advance program.  The aggregate cost of our Federal Home Loan Bank common stock as of December 31, 2010 was $60.1 million.  Federal Home Loan Bank common stock is not a marketable security and can only be redeemed by the Federal Home Loan Bank.

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

As of December 31, 2010, we conducted our business through our main office located in Warren, Pennsylvania, 132 other full-service offices and eight free-standing drive-up locations throughout our market area in central and western Pennsylvania, 18 offices in western New York, four offices in eastern Ohio, five offices in Maryland and three offices in south Florida. Northwest Bancshares, Inc. and its wholly-owned subsidiaries also operated 52 consumer finance offices located throughout Pennsylvania. At December 31, 2010, our premises and equipment had an aggregate net book value of approximately $128.1 million.

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

Our common stock is listed on the Nasdaq Global Select Market under the symbol “NWBI.” As of February 22, 2011, we had 31 registered market makers, 14,693 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 109,151,550 shares outstanding. The following table sets forth market price and dividend information for our common stock, adjusted to reflect the 2.25-for-one stock split in connection with the mutual-to-stock conversion.

Year Ended December 31, 2010	High	Low	Cash Dividends Declared
First Quarter	$12.04	$11.15	$0.10
Second Quarter	$12.79	$11.10	$0.10
Third Quarter	$12.30	$10.55	$0.10
Fourth Quarter	$11.90	$10.24	$0.10

Year Ended December 31, 2009	High	Low	Cash Dividends Declared
First Quarter	$9.60	$5.81	$0.10
Second Quarter	$9.15	$7.12	$0.10
Third Quarter	$10.98	$8.09	$0.10
Fourth Quarter	$11.48	$9.39	$0.10

Payment of dividends on our shares of common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, our results of operations and financial condition, tax considerations and general economic conditions.  No assurance can be given that dividends will continue to be declared or, if declared, what the amount of dividends will be.

There were no sales of unregistered securities during the quarter ended December 31, 2010.

The following table discloses information regarding repurchases of shares of common stock during the quarter ended December 31, 2010, and includes the repurchase program announced on November 8, 2010.  The repurchase program is for 11,000,000 shares and does not have an expiration date.

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan	Maximum number of shares yet to be purchased under the plan
October	—	$—	—	—
November	—	—	—	—
December	555,000	11.58	555,000	10,445,000
	555,000	$11.58

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on our Common Stock between December 31, 2005 and December 31, 2010, adjusted to reflect the 2.25-for-one stock split in connection with the mutual-to-stock conversion, (b) the cumulative total return on stocks included in the Total Return Index for the Nasdaq Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the Nasdaq Bank Index over such period.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that the Company’s stock performance will continue in the future with the same or similar trend depicted in the graph.  The Company will not make or endorse any predictions as to future stock performance.

	12/31/05	12/31/06	12/31/07	12/31/08	12/18/09	12/31/09	12/31/10

Northwest Bancshares, Inc.	100.00	132.86	132.54	110.33	137.79	136.82	147.93
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	107.12	125.93
NASDAQ Bank	100.00	114.45	88.71	71.34	62.32	62.32	75.34

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial and Other Data

The summary financial information presented below is derived in part from the consolidated financial statements of Northwest Bancshares, Inc. and subsidiaries after December 18, 2009 (the date of our second-step conversion), and from the consolidated financial statements of Northwest Bancorp, Inc. and subsidiaries prior to December 18, 2009.  The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes included elsewhere in this document.  The information at December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 is derived in part from the audited consolidated financial statements that appear in this document.  The information at December 31, 2008, 2007 and 2006, for the year ended December 31, 2007 and 2006, is derived in part from audited consolidated financial statements that do not appear in this document.

	At December 31,
	2010	2009	2008	2007	2006

Selected Consolidated Financial Data:
Total assets	$8,148,155	8,025,298	6,930,241	6,663,516	6,527,815
Investment securities held-to-maturity (1)	106,520	—	—	—	465,312
Investment securities available-for-sale	246,985	333,522	393,531	601,620	388,546
Mortgage-backed securities held-to-maturity (1)	251,402	—	—	—	251,655
Mortgage-backed securities available-for-sale	703,698	733,567	745,639	531,747	378,968
Loans receivable net:
Real estate (2)	4,789,744	4,578,235	4,508,393	4,172,850	3,926,859
Consumer	249,966	267,311	261,398	261,598	253,490
Commercial	417,883	383,516	372,101	361,174	232,092
Total loans receivable, net	5,457,593	5,229,062	5,141,892	4,795,622	4,412,441
Deposits	5,764,336	5,624,424	5,038,211	5,542,334	5,366,750
Advances from Federal Home Loan Bank and other borrowed funds	891,293	897,326	1,067,945	339,115	392,814
Shareholders’ equity	1,307,450	1,316,515	613,784	612,878	604,561

(1)
In 2007 we divested investment securities that we deemed to have a deteriorating risk profile, including several classified as held-to-maturity, which required us to reclassify all investment securities as available-for-sale until January 1, 2010.

(2)	Includes one- to four-family residential mortgage loans, home equity loans and commercial real estate loans.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006

Selected Consolidated Operating Data:
Total interest income	$370,568	364,463	388,659	396,031	368,573
Total interest expense	112,927	135,806	169,293	211,015	191,109
Net interest income	257,641	228,657	219,366	185,016	177,464
Provision for loan losses	40,486	41,847	22,851	8,743	8,480
Net interest income after provision for loan losses	217,155	186,810	196,515	176,273	168,984
Noninterest income	60,398	53,337	38,752	43,022	46,026
Noninterest expense	196,508	200,494	170,128	152,742	143,682
Income before income tax expense	81,045	39,653	65,139	66,553	71,328
Income tax expense	23,522	7,000	16,968	17,456	19,792
Net income	$57,523	32,653	48,171	49,097	51,536
Earnings per share:
Basic	$0.53	0.30	0.44	0.44	0.46
Diluted	$0.53	0.30	0.44	0.44	0.46

At or For the Year Ended December 31,
2010	2009	2008	2007	2006

Selected Financial Ratios and Other Data:
Return on average assets (1)	0.71%	0.46%	0.70%	0.73%	0.79%
Return on average equity (2)	4.40%	4.71%	7.75%	8.18%	8.60%
Average capital to average assets	16.09%	9.67%	9.04%	8.96%	9.19%
Capital to total assets	16.05%	16.40%	8.86%	9.20%	9.26%
Tangible common equity to tangible assets	14.19%	14.53%	6.36%	6.50%	6.79%
Net interest rate spread (3)	3.19%	3.30%	3.25%	2.74%	2.77%
Net interest margin (4)	3.52%	3.56%	3.57%	3.10%	3.06%
Noninterest expense to average assets	2.42%	2.80%	2.48%	2.28%	2.20%
Efficiency ratio	61.79%	71.10%	65.91%	66.98%	64.29%
Noninterest income to average assets	0.74%	0.74%	0.56%	0.64%	0.71%
Net interest income to noninterest expense	1.31	x	1.14	x	1.29	x	1.21	x	1.24	x
Dividend payout ratio (5)	75.47%	130.37%	88.89%	84.85%	67.96%
Nonperforming loans to net loans receivable	2.72%	2.38%	1.93%	1.03%	0.92%
Nonperforming assets to total assets	2.08%	1.81%	1.67%	0.87%	0.72%
Allowance for loan losses to nonperforming loans	51.49%	56.49%	55.37%	84.22%	92.92%
Allowance for loan losses to net loans receivable	1.40%	1.35%	1.07%	0.87%	0.85%
Average interest-earning assets to average interest-bearing liabilities	1.22	x	1.12	x	1.10	x	1.10	x	1.09	x
Number of full-service offices	171	171	167	166	160
Number of consumer finance offices	52	51	51	51	51

(1)	Represents net income divided by average total assets.
(2)	Represents net income divided by average equity.
(3)	Represents average yield on interest-earning assets less average cost of interest-bearing liabilities.
(4)	Represents net interest income as a percentage of average interest-earning assets.
(5)	The dividend payout ratio represents dividends declared per share divided by net income per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our principal business consists of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate and other consumer assets in the markets in which we operate.  Attracting and maintaining deposits is affected by a number of factors, including interest rates paid on competing investments offered by other financial and non-financial institutions, account maturities, fee structures, and levels of personal income and savings.  Lending activities are affected by the demand for funds and thus are influenced by interest rates, the number and quality of lenders and regional economic conditions. Sources of funds for lending activities include deposits, borrowings, repayments on loans, cash flows from investment securities and income provided from operations.

Our earnings depend primarily on our level of net interest income, which is the difference between interest earned on our interest-earning assets, consisting primarily of loans and investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits, borrowed funds, and trust-preferred securities.  Net interest income is a function of our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities, as well as a function of the average balance of interest-earning assets compared to the average balance of interest-bearing liabilities.  Also contributing to our earnings is noninterest income, which consists primarily of service charges and fees on loan and deposit products and services, fees related to insurance and investment management and trust services, and net gains and losses on the sale of assets.  Net interest income and noninterest income are offset by provisions for loan losses, general administrative and other expenses, including employee compensation and benefits and occupancy and equipment costs, as well as by state and federal income tax expense.

Our net income was $57.5 million, or $0.53 per diluted share, for the year ended December 31, 2010 compared to $32.7 million, or $0.30 per diluted share, for the year ended December 31, 2009 and $48.2 million, or $0.44 per diluted share, for the year ended December 31, 2008.  The loan loss provision was $40.5 million for the year ended December 31, 2010 compared to $41.8 million for the year ended December 31, 2009 and $22.9 million for the year ended December 31, 2008.  We recorded other-than-temporary impairment charges for securities, which were reflected as a reduction of noninterest income, of $1.5 million, $6.1 million and $16.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

We did not significantly change our underwriting standards in the past several years nor did we add controversial residential loan products.  Other than our loans for the construction of one- to four-family residential mortgage loans, we do not offer “interest only” mortgage loans on one- to four-family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.  We do not directly offer “subprime loans” (loans that generally target borrowers with FICO scores of less than 660) or Alt-A loans (traditionally defined as loans having less than full documentation).  However, a portion of the loans originated by one of our subsidiaries, Northwest Consumer Discount Company (“NCDC”), consists of loans to persons with credit scores that would cause such loans to be considered subprime.  NCDC has been in operation for over 25 years and has 52 offices throughout Pennsylvania.  NCDC offers a variety of consumer loans for automobiles, appliances and furniture as well as one- to four-family residential real estate loans.  At December 31, 2010, NCDC’s total loan portfolio was approximately $115.1 million with an average loan size of $4,400, an average FICO score of 621 and an average yield of approximately 17.1%.  NCDC’s total delinquency has remained steady at approximately 3.07% of outstanding loans, with loans nonperforming for 90 days or more at 1.20% of loans outstanding.  Annual net charge-offs average approximately $3.4 million, or 3.0% of outstanding loans, and it maintains an allowance for loan losses of $5.3 million, or 4.6% of loans. Although loans originated through NCDC have higher average rates of delinquency and charge-offs than similar loans originated directly by Northwest Savings Bank, management believes that the higher yields on loans originated through NCDC compensate for the incremental credit risk exposure.

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

Allowance for Loan Losses. We recognize that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan, the creditworthiness of the borrower, general economic conditions and the quality of the collateral for the loan.  We maintain an allowance for loan losses for losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable losses based on all available information. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations and estimated collateral values, and current economic conditions. The loan portfolio and other credit exposures are regularly reviewed by management in its determination of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. As an integral part of their examination process, regulatory agencies periodically review our allowance for loan losses and may require us to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are derived using our historical loss experience and may be adjusted for factors that affect the collectibility of the portfolio as of the evaluation date. Commercial loans over $1.0 million that are criticized are evaluated individually to determine the required allowance for loan losses and to evaluate the potential impairment.  Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of loans deteriorate as a result of the factors discussed previously. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations. The allowance is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results.  Management believes that all known losses as of December 31, 2010 and 2009 have been recorded as of those dates.

Valuation of Investment Securities. Our investment securities are classified as either held-to-maturity or available-for-sale.  Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value.  Unrealized gains or losses, net of deferred taxes, are reported in other comprehensive income as a separate component of shareholders’ equity. In general, fair value is based upon quoted market prices of identical assets, when available. If quoted market prices are not available, fair value is based upon valuation models that use cash flow, security structure and other observable information. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.  No adjustments were made to any broker quotes received by us.

We conduct a quarterly review and evaluation of all investment securities to determine if any declines in fair value are other than temporary. In making this determination, we consider the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer, if applicable, and the delinquency or default rates of underlying collateral. We consider our intent to sell the investment securities evaluated and the likelihood that we will not have to sell the investment securities before recovery of their cost basis.  If impairment exists, credit related impairment losses are recorded in earnings while noncredit related impairment losses are recorded in accumulated other comprehensive income.  Any future deterioration in the fair value of an investment security, or the determination that the existing unrealized loss of an investment security is other-than-temporary, may have a material adverse affect on future earnings.

Goodwill.  Goodwill is not subject to amortization but must be tested for impairment at least annually, and possibly more frequently if certain events or changes in circumstances arise.  Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill.  Reporting units are identified based upon analyzing each of our individual operating segments.  A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews.  Goodwill is allocated to the carrying value of each reporting unit based on its relative fair value at the time it is acquired.  Determining the fair value of a reporting unit requires a high degree of subjective management judgment.  With the assistance of an independent third party, we evaluate goodwill for possible impairment using four valuation methodologies including a public market peers approach, a comparable transactions approach, a control premium approach and a discounted cash flow approach.  Future changes in the economic environment or the operations of the reporting units could cause changes to these variables, which could give rise to declines in the estimated fair value of the reporting unit.  Declines in fair value could result in impairment being identified.  We have established June 30 of each year as the date for conducting our annual goodwill impairment assessment.  Quarterly, we evaluate if there are any triggering events that would require an update to our previous assessment.  The variables are selected as of that date and the valuation model is run to determine the fair value of each reporting unit.  We did not identify any individual reporting unit where the fair value was less than the carrying value.

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

In determining the projected benefit obligations for pension benefits at December 31, 2010 and 2009, we used a discount rate of 5.57% and 6.00%, respectively.  We use the Citigroup Pension Liability Index rates matching the duration of our benefit payments as of the measurement date to determine the discount rate.  Our measurement date is December 31.

Balance Sheet Analysis

Assets.  Our total assets at December 31, 2010 were $8.148 billion, an increase of $122.9 million, or 1.5%, from $8.025 billion at December 31, 2009. This increase in assets was primarily caused by an increase in deposits, which increased to $5.764 billion at December 31, 2010, an increase of $139.9 million, or 2.5%, from $5.624 billion at December 31, 2009.

Cash and Investments.  Total cash and investments decreased by $147.2 million, or 6.8%, to $2.028 billion at December 31, 2010, from $2.175 billion at December 31, 2009. This decrease was a result of the deployment of the capital raised during our second-step conversion into the loan portfolio.  Management intends to deploy additional cash and investments into loans over a period of time in an effort to improve operating profits.  Timing and the amount of this deployment will depend on a number of factors including loan demand, internal deposit growth, economic conditions and the general level of interest rates.

Loans receivable.  Net loans receivable increased by $228.5 million, or 4.4%, to $5.458 billion at December 31, 2010, from $5.229 billion at December 31, 2009. Loan demand was strong, with originations of $2.137 billion for the year ended December 31, 2010.  We sold $205.3 million of one- to four-family residential mortgage loans originated during the year to assist with our interest-rate risk management. We reduced the sale of one- to four-family mortgage loans in 2010 compared to 2009 due to our strong liquidity position.  During the year ended December 31, 2010 gross commercial loans increased by $190.3 million, or 11.2%, gross mortgage loans increased by $60.4 million, or 2.5% and gross consumer and home equity loans remained flat.

Total loans 30 days or more past due increased by $15.2 million, or 8.1%, to $201.7 million at December 31, 2010 from $186.5 million at December 31, 2009.  The December 31, 2010 amount consisted of 3,517 loans, while the December 31, 2009 amount consisted of 3,450 loans.  Delinquencies on one- to four-family mortgage loans increased by $10.8 million, or 16.8%, delinquencies on consumer and home equity loans increased by $3.2 million, or 12.1% and delinquencies on commercial real estate and commercial business loans increased by $1.2 million, or 1.2%.  Like most financial institutions, we experienced an increase in the amount of delinquencies during the past 24 months due to deteriorating economic conditions.

Set forth below are selected data relating to the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate:
One- to four-family	$2,432,421	42.9%	2,371,996	43.8%	2,492,940	47.2%	2,430,117	48.9%	2,411,024	53.5%
Home equity	1,095,953	19.3	1,080,011	19.9	1,035,954	19.6	992,335	20.0	887,352	19.7
Multi-family and commercial	1,423,021	25.1	1,292,145	23.8	1,100,218	20.8	906,594	18.3	701,951	15.6
Total real estate loans	4,951,395	87.3	4,744,152	87.5	4,629,112	87.6	4,329,046	87.2	4,000,327	88.8
Consumer:
Automobile	88,486	1.6	101,046	1.9	102,267	2.0	125,298	2.5	138,401	3.1
Education loans	21,957	0.4	32,860	0.6	38,152	0.7	14,551	0.3	11,973	0.3
Loans on savings accounts	11,850	0.2	12,209	0.2	11,191	0.2	10,563	0.2	10,313	0.2
Other (1)	133,483	2.3	127,750	2.4	115,913	2.2	117,831	2.4	109,303	2.4
Total consumer loans	255,776	4.5	273,865	5.1	267,523	5.1	268,243	5.4	269,990	6.0
Commercial business	463,006	8.2	403,589	7.4	387,145	7.3	367,459	7.4	235,311	5.2
Total loans receivable, gross	5,670,177	100.0%	5,421,606	100.0%	5,283,780	100.0%	4,964,748	100.0%	4,505,628	100.0%

Deferred loan fees	(7,165)		(7,030)		(5,041)		(4,179)		(3,027)
Undisbursed loan proceeds	(129,007)		(115,111)		(81,918)		(123,163)		(52,505)
Allowance for loan losses (real estate loans)	(62,371)		(43,776)		(33,760)		(28,854)		(17,936)
Allowance for loan losses (other loans)	(14,041)		(26,627)		(21,169)		(12,930)		(19,719)
Total loans receivable net	$5,457,593		5,229,062		5,141,892		4,795,622		4,412,441

(1)	Consists primarily of secured and unsecured personal loans.

The following table sets forth loans by state (based on borrowers’ residence) at December 31, 2010.

	One- to four-family mortgage	Percentage (1)	Consumer and home equity	Percentage (2)	Commercial business and commercial real estate	Percentage (3)	Total	Percentage (4)
State	(Dollars in thousands)

Pennsylvania	$1,942,824	81.0%	1,170,012	86.6%	1,077,440	60.4%	4,190,276	75.7%
New York	162,367	6.8	113,153	8.4	381,671	21.4	657,191	11.9
Ohio	20,111	0.8	15,222	1.1	41,834	2.4	77,167	1.4
Maryland	194,607	8.1	35,248	2.6	155,731	8.7	385,586	7.0
Florida	30,908	1.3	12,487	0.9	62,673	3.5	106,068	1.9
Other	47,487	2.0	5,607	0.4	64,623	3.6	117,717	2.1
Total	$2,398,304	100.0%	1,351,729	100.0%	1,783,972	100.0%	5,534,005	100.0%

(1)	Percentage of total mortgage loans.
(2)	Percentage of total consumer loans.
(3)	Percentage of total commercial loans.
(4)	Percentage of total loans.

The following table sets forth the maturity or period of repricing of our loan portfolio at December 31, 2010.  Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

At December 31, 2010:	Due in one year or less	Due after one year through two years	Due after two years through three years	Due after three years through five years	Due after five years	Total
	(In Thousands)
Real estate loans:
One-to four-family residential	$182,035	127,637	114,664	229,917	1,778,168	2,432,421
Multi-family and commercial	493,742	188,087	207,462	470,785	62,945	1,423,021
Consumer loans	347,254	117,903	110,407	197,893	578,272	1,351,729
Commercial business loans	160,648	61,198	67,502	153,178	20,480	463,006
Total loans	$1,183,679	494,825	500,035	1,051,773	2,439,864	5,670,177

The following table sets forth at December 31, 2010, the dollar amount of all fixed-rate and adjustable-rate loans due one year or more after the date indicated.  Adjustable- and floating-rate loans are included in the table based on the contractual due date of the loan.

At December 31, 2010:	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans:
One-to four-family residential	$2,250,071	44,290	2,294,361
Multi-family and commercial	506,484	744,223	1,250,707
Consumer loans	974,286	144,489	1,118,775
Commercial business loans	175,179	231,761	406,940
Total loans	$3,906,019	1,164,763	5,070,782

Investment securities.  Investment securities increased by $241.5 million, or 22.6%, to $1.309 billion at December 31, 2010 from $1.067 billion at December 31, 2009.  This increase was the result of our deploying the proceeds from our second step conversion into investment securities throughout the year.  During the year ended December 31, 2010, we recognized other-than-temporary credit related impairment charges of $1.5 million on four private label collateralized mortgage obligations, one pooled trust-preferred investment and one common stock issuance.

The following table sets forth certain information regarding the amortized cost and fair value of our investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Mortgage-backed securities available for sale:
Fixed-rate pass through certificates	$111,581	118,722	145,363	151,756	186,659	193,099
Variable-rate pass through certificates	167,685	174,937	231,232	239,041	276,121	277,183
Fixed-rate CMOs	126,308	125,864	38,913	38,156	60,119	57,480
Variable-rate CMOs	280,305	284,175	303,473	304,614	228,917	217,877

Total mortgage-backed securities available for sale	685,879	703,698	718,981	733,567	751,816	745,639

Investment securities available for sale:
U.S. Government, agency and GSEs	18,499	18,886	76,632	77,938	97,884	108,908
Municipal securities	214,535	208,293	235,128	237,456	268,616	267,548
Corporate debt issues	26,017	18,860	27,382	17,001	25,165	15,961
Equity securities and mutual funds	867	946	1,054	1,127	954	1,114

Total investment securities available for sale	259,912	246,985	340,196	333,522	392,619	393,531

Mortgage-backed securities held-to-maturity:
Fixed-rate pass through certificates	29,820	30,226	—	—	—	—
Variable-rate pass through certificates	9,853	9,932	—	—	—	—
Fixed-rate CMOs	186,948	186,171	—	—	—	—
Variable-rate CMOs	24,781	25,174	—	—	—	—

Total mortgage-backed securities held-to-maturity	251,402	251,503	—	—	—	—

Investment securities held-to-maturity:
U.S. Government, agency and GSEs	26,500	26,536	—	—	—	—
Municipal securities	80,020	76,087	—	—	—	—

Total investment securities held-to-maturity	$106,520	102,623	—	—	—	—

The following table sets forth information regarding the issuers and the carrying value of our mortgage-backed securities.

	At December 31,
	2010	2009	2008
	(In Thousands)
Mortgage-backed securities:
Fannie Mae	$355,727	256,981	288,082
Ginnie Mae	223,768	126,164	99,354
Freddie Mac	335,803	324,562	320,297
Other (non-agency)	39,802	25,860	37,906
Total mortgage-backed securities	$955,100	733,567	745,639

Investment Portfolio Maturities and Yields.  The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for our investment securities and mortgage-backed securities portfolios at December 31, 2010.  Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	At December 31, 2010
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Fair Value	Annualized Weighted Average Yield
	(Dollars in thousands)

Investment securities available for sale
Government sponsored entities	$1,989	5.37%	—		6,495	5.84%	9,948	0.44%	18,432	18,819	2.87%
U.S. Government and agency obligations	67	1.21%	—		—		—		67	67	1.21%
Municipal securities	—		3,382	3.82%	37,898	4.22%	173,255	4.38%	214,535	208,293	4.34%
Corporate debt issues	100	4.00%	500	2.91%	—		25,417	3.33%	26,017	18,860	3.32%
Equity securities and mutual funds	—		—		—		861	3.67%	861	946	3.67%
Total investment securities available for sale	2,156	5.17%	3,882	3.70%	44,393	4.46%	209,481	4.06%	259,912	246,985	4.13%
Mortgage-backed securities available for sale:
Pass through certificates	167,692	3.92%	5,194	4.39%	5,787	4.92%	100,593	5.28%	279,266	293,659	4.44%
CMOs	280,305	1.20%	—		71,653	2.65%	54,655	3.15%	406,613	410,039	1.72%
Total mortgage-backed securities available for sale	447,997	2.22%	5,194	4.39%	77,440	2.82%	155,248	4.53%	685,879	703,698	2.82%

Investment securities held-to-maturity:
Government sponsored entities	—		26,500	1.17%	—		—		26,500	26,536	1.17%
Municipal securities	—		—		—		80,020	3.98%	80,020	76,087	3.98%
Total investment securities held-to-maturity	—		26,500	1.17%	—		80,020	3.98%	106,520	102,623	3.28%
Mortgage-backed securities held-to-maturity:
Pass through certificates	9,853	2.80%	—		—		29,820	3.69%	39,673	40,158	3.47%
CMOs	24,781	1.11%	—		7,819	2.02%	179,129	2.80%	211,729	211,345	2.57%
Total mortgage-backed securities held-to-maturity	34,634	1.59%	—		7,819	4.85%	208,949	2.93%	251,402	251,503	2.72%
Total investment securities and mortgage-backed	$484,787	2.18%	35,576	1.92%	129,652	3.33%	653,698	3.80%	1,303,713	1,304,809	3.10%

The following tables set forth information with respect to gross unrealized holding gains and losses on our portfolio of investment securities as of December 31, 2010.

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)

Debt issued by the U.S. Government and agencies:
Due in one year or less	$67	—	—	67

Debt issued by government-sponsored enterprises:
Due in greater than one year to five years	1,989	93	—	2,082
Due in greater than five years to ten years	6,495	347	—	6,842
Due after ten years	9,948	—	(53)	9,895

Equity securities	861	86	(1)	946

Municipal securities:
Due in greater than one year to five years	3,382	125	—	3,507
Due in greater than five years to ten years	37,898	1,023	—	38,921
Due after ten years	173,255	1,158	(8,548)	165,865

Corporate debt issues:
Due in one year or less	100	—	—	100
Due in greater than one year to five years	500	—	—	500
Due after ten years	25,417	196	(7,353)	18,260

Residential mortgage-backed securities:
Fixed-rate pass-through	111,581	7,153	(12)	118,722
Variable-rate pass-through	167,685	7,260	(8)	174,937
Fixed-rate non-agency CMO	13,825	91	(843)	13,073
Fixed-rate agency CMO	112,483	1,067	(759)	112,791
Variable-rate non-agency CMO	3,274	—	(379)	2,895
Variable-rate agency CMO	277,031	4,525	(276)	281,280

Total residential mortgage-backed securities	685,879	20,096	(2,277)	703,698

Total marketable securities available for sale	$945,791	23,124	(18,232)	950,683

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)

Debt issued by government-sponsored enterprises:
Due in greater than one year to five years	$26,500	36	—	26,536

Municipal securities:
Due after ten years	80,020	7	(3,940)	76,087

Residential mortgage-backed securities:
Fixed-rate pass-through	29,820	410	(4)	30,226
Variable-rate pass-through	9,853	79	—	9,932
Fixed-rate agency CMO	186,948	924	(1,701)	186,171
Variable-rate agency CMO	24,781	393	—	25,174

Total residential mortgage-backed securities	251,402	1,806	(1,705)	251,503

Total marketable securities held-to-maturity	$357,922	1,849	(5,645)	354,126

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

The following table shows the fair value and gross unrealized losses on our investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2010.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)

U.S. Government and agencies	$9,896	(53)	35	(1)	9,931	(54)
Municipal securities	188,659	(11,107)	8,181	(1,381)	196,840	(12,488)
Corporate issuers	—	—	13,700	(7,353)	13,700	(7,353)
Equities	44	(1)	—	—	44	(1)
Residential mortgage-backed securities – non-agency	303	(301)	10,093	(921)	10,396	(1,222)
Residential mortgage-backed securities – agency	212,261	(2,632)	4,949	(127)	217,210	(2,759)
Total temporarily impaired securities	$411,163	(14,094)	36,958	(9,783)	448,121	(23,877)

As of December 31, 2010, we had nine investments in corporate issues with a total book value of $21.1 million and total fair value of $13.7 million, where book value exceeded carrying value for more than 12 months.  These investments were three single issuer trust preferred investments and six pooled trust preferred investments.  The single issuer trust preferred investments were evaluated for other-than-temporary impairment by determining the strength of the underlying issuer.  In each case, the underlying issuer was “well-capitalized” for regulatory purposes.  None of the issuers have deferred interest payments or announced the intention to defer interest payments.  We believe the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR is significantly lower than current market spreads.  We concluded the impairment of these investments was considered temporary.  In making that determination, we also considered the duration and the severity of the losses.  The pooled trust preferred investments were evaluated for other-than-temporary impairment considering duration and severity of losses, actual cash flows, projected cash flows, performing collateral, the class of securities we owned and the amount of additional defaults the structure could withstand prior to the security experiencing a disruption in cash flows.  None of these investments have experienced a disruption in cash flows nor are we projecting near-term cash flow disruptions.  We concluded, based on all facts evaluated, the remaining impairment of these investments, other than the credit related impairment recognized, was considered temporary and management asserts that we do not have the intent to sell these investments and that it is more likely than not we will not have to sell the investments before recovery of their cost basis.

The following table provides class, book value, fair value and ratings information for our portfolio of corporate securities that had an unrealized loss as of December 31, 2010.

		Total
Description	Class	Book Value	Fair Value	Unrealized Losses	Moody’s/Fitch Ratings
		(In thousands)

Bank Boston Capital Trust (1)	N/A	$988	702	(286)	Baa3/BBB-
Reliance Capital Trust	N/A	1,000	838	(162)	Not rated
Huntington Capital Trust	N/A	1,422	848	(574)	Ba1/BBB-
MM Community Funding I	Mezzanine	105	56	(49)	Ca/C
MM Community Funding II	Mezzanine	331	29	(302)	Baa2/BB
I-PreTSL I	Mezzanine	1,500	188	(1,312)	Not rated/CCC
I-PreTSL II	Mezzanine	1,500	188	(1,312)	Not rated/B
PreTSL XIX	Senior A-1	8,770	6,715	(2,055)	Baa2/BBB
PreTSL XX	Senior A-1	5,437	4,136	(1,301)	Ba2/BB
		$21,053	13,700	(7,353)

(1)	Bank Boston was acquired by Bank of America

The following table provides collateral information, where available, on pooled trust preferred securities included in the previous table as of December 31, 2010.

Description	Total collateral	Current Deferrals and Defaults	Performing Collateral	Additional Immediate Defaults Before Causing an Interest Shortfall
	(In thousands)

I-PreTSL I	$193,500	17,500	176,000	101,500
I-PreTSL II	378,000	—	378,000	153,000
PreTSL XIX	699,981	172,400	527,581	185,000
PreTSL XX	576,238	176,500	399,738	109,500

Mortgage-backed securities include agency (Fannie Mae, Freddie Mac and Ginnie Mae) mortgage-backed securities and non-agency collateralized mortgage obligations.  We review our portfolio of agency mortgage-backed securities quarterly for impairment.  As of December 31, 2010, we believe that the impairment within our portfolio of agency mortgage-backed securities is temporary.  As of December 31, 2010, we had 11 non-agency collateralized mortgage obligations with total book value of $17.1 million and total fair value of $16.0 million.  During the year ended December 31, 2010, we recognized other-than-temporary credit related impairment of $1.1 million related to four of these investments.  After recognizing the other-than-temporary impairment, our book value on these four investments was $10.7 million, with a fair value of $9.6 million.  We determined how much of the impairment was credit related and noncredit related by analyzing cash flow estimates, estimated prepayment speeds, loss severity and conditional default rates.  We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.  The impairment on the other seven collateralized mortgage obligations, with book value of $6.4 million and fair value of $6.4 million, were also reviewed considering the severity and length of impairment.  After this review, we determined that there was no impairment on these seven securities.

The following table shows issuer specific information, book value, fair value, unrealized losses and other-than-temporary impairment recorded in earnings for our portfolio of non-agency collateralized mortgage obligations as of December 31, 2010.

	Total			Life to-date Impairment
Description	Book Value	Fair Value	Unrealized Losses	Recorded in Earnings
	(In thousands)

AMAC 2003-6 2A2	$604	619	—	—
AMAC 2003-6 2A8	1,250	1,277	—	—
AMAC 2003-7 A3	737	748	—	—
BOAMS 2005-11 1A8	3,580	3,441	(139)	(146)
CWALT 2005-J14 A3	5,661	4,957	(704)	(411)
CFSB 2003-17 2A2	1,130	1,145	—	—
WAMU 2003-S2 A4	862	885	—	—
CMLTI 2005-10 1A5B	897	897	—	(2,952)
FHASI 2003-8 1A24	693	685	(8)	—
SARM 2005-21 4A2	605	303	(302)	(3,100)
WFMBS 2003-B A2	1,080	1,011	(69)	—
	$17,099	15,968	(1,222)	(6,609)

Deposits.    Deposits increased by $139.9 million, or 2.5%, to $5.764 billion at December 31, 2010 from $5.624 billion at December 31, 2009. Deposit balances increased across all of our products, except certificates of deposit, and all of our regions.  We have continued our focus on generating checking accounts and other low cost deposits. Checking accounts increased by $102.4 million, or 8.2%, to $1.358 billion at December 31, 2010 from $1.255 billion at December 31, 2009.

The following table sets forth the dollar amount of deposits in each state indicated as of December 31, 2010.

State	Balance	Percent
	(Dollars in thousands)

Pennsylvania	$4,684,001	81.3%
New York	662,372	11.4
Ohio	66,862	1.2
Maryland	292,094	5.1
Florida	59,007	1.0
Total	$5,764,336	100.0%

The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2010.

Maturity Period	Certificates of Deposit
(In thousands)

Three months or less	$79,931
Over three months through six months	61,055
Over six months through twelve months	120,184
Over twelve months	362,147
Total	$623,317

The following table sets forth the dollar amount of deposits in the various types of accounts we offered at the dates indicated.

	At December 31,
	2010			2009			2008
	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)
	(Dollars in thousands)

Savings accounts	$1,049,194	18.2%	0.60%	924,461	16.4%	0.85%	760,245	15.1%	1.14%
Checking accounts	1,357,538	23.6	0.07%	1,255,146	22.3	0.13%	1,100,131	21.8	0.37%
Money market accounts	899,688	15.6	0.52%	820,076	14.6	0.91%	720,375	14.3	1.58%
Certificates of deposit:
Maturing within 1 year	1,230,549	21.3	1.62%	1,545,784	27.5	2.43%	1,285,695	25.5	2.88%
Maturing 1 to 3 years	1,011,806	17.6	2.88%	958,027	17.0	3.46%	829,776	16.5	3.74%
Maturing more than 3 years	215,561	3.7	2.82%	120,930	2.2	3.44%	341,989	6.8	4.11%
Total certificates	2,457,916	42.6	2.25%	2,624,741	46.7	2.85%	2,457,460	48.8	3.34%
Total deposits	$5,764,336	100.0%	1.13%	5,624,424	100.0%	1.58%	5,038,211	100.0%	2.08%

(1)	Represents percentage of total deposits.
(2)	Represents weighted average nominal rate at year end.

Borrowings.  Borrowings decreased by $6.0 million, or 0.7%, to $891.3 million at December 31, 2010 from $897.3 million at December 31, 2009. This decrease resulted from the repayment of $35.0 million of FHLB borrowings that matured during 2010, which was partially offset by an increase in reverse repurchase agreements of $30.5 million.  During 2010, we restructured $695.0 million of FHLB borrowings reducing the annual interest cost by 0.22%, while extending the average maturities of these borrowings by approximately 3.5 years.  We incurred a penalty of $52.2 million in conjunction with this restructuring, which will be amortized over the life of the borrowings.  Reverse repurchase agreements increased during the year as the average rate of 1.01% during the year exceeded the alternative deposit account rate.

The following table sets forth information concerning our borrowings at the dates and for the periods indicated.

	During the Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Federal Home Loan Bank of Pittsburgh borrowings:
Average balance outstanding	$769,493	844,483	625,707
Maximum outstanding at end of any month during year	782,210	917,478	972,018
Balance outstanding at end of year	745,651	782,221	972,018
Weighted average interest rate during year	3.95%	3.96%	3.89%
Weighted average interest rate at end of year	3.75%	4.04%	3.49%

Reverse repurchase agreements:
Average balance outstanding	127,350	90,706	88,349
Maximum outstanding at end of any month during year	157,582	115,342	98,108
Balance outstanding at end of year	145,642	115,105	91,436
Weighted average interest rate during year	1.01%	1.35%	1.75%
Weighted average interest rate at end of year	0.74%	1.55%	1.02%

Other borrowings:
Average balance outstanding	—	1,382	4,602
Maximum outstanding at end of any month during year	—	4,496	4,652
Balance outstanding at end of year	—	—	4,491
Weighted average interest rate during year	—	4.99%	4.99%
Weighted average interest rate at end of year	—	—	4.99%

Total borrowings:
Average balance outstanding	$896,843	936,571	718,657
Maximum outstanding at end of any month during year	905,874	1,009,586	1,067,945
Balance outstanding at end of year	891,293	897,326	1,067,945
Weighted average interest rate during year	3.57%	3.69%	3.74%
Weighted average interest rate at end of year	3.26%	3.72%	3.29%

Shareholders’ equity.  Total shareholders’ equity at December 31, 2010 was $1.307 billion, a decrease of $9.1 million, or 0.7%, from $1.317 billion at December 31, 2009. This decrease was a result of the purchase of $17.2 million of common stock by the ESOP, an increase in other comprehensive loss of $3.5 million and the payment of dividends of $43.3 million, all of which were partially offset by net income of $57.5 million.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income or expense.  The average yield for loans receivable and investment securities are calculated on a fully-taxable equivalent basis.

	For the Years Ended December 31,
	2010				2009				2008
	Average Outstanding Balance		Interest	Average Yield/ Cost (11)	Average Outstanding Balance		Interest	Average Yield/ Cost (11)	Average Outstanding Balance		Interest	Average Yield/ Cost (11)
	(Dollars in Thousands)

Interest-earning assets:
Loans receivable (includes FTE adjustments of $1,483, $1,643 and $1,559, respectively) (1)(2)(3)	$5,487,645		330,431	6.03%	5,199,829		321,764	6.17%	5,016,694		328,687	6.50%
Mortgage-backed securities (5)	816,182		25,271	3.10%	720,683		27,263	3.78%	732,281		34,694	4.74%
Investment securities (includes FTE adjustments of $6,320, $5,952 and $6,597, respectively) (4)(5)	369,858		20,572	5.56%	360,620		22,390	6.21%	478,933		29,250	6.11%
Federal Home Loan Bank stock (6)	62,688		—	—	63,162		—	—	48,167		1,428	2.96%
Interest-earning deposits	805,161		2,097	0.26%	297,228		641	0.21%	104,895		2,756	2.59%
Total interest-earning assets (includes FTE adjustments of $7,803 $7,595 and $8,156, respectively)	7,541,534		378,371	5.02%	6,641,522		372,058	5.59%	6,380,970		396,815	6.18%
Non-interest-earning assets (7)	578,317				523,038				488,579
Total assets	$8,119,851				7,164,560				6,869,549
Interest-bearing liabilities:
Savings	$1,031,362		8,166	0.79%	850,707		6,501	0.76%	778,341		9,159	1.18%
Interest-bearing demand	776,091		1,211	0.16%	739,102		2,536	0.34%	732,097		6,434	0.88%
Money market	888,081		5,977	0.67%	752,166		8,471	1.13%	720,713		14,726	2.04%
Certificates	2,483,481		59,820	2.41%	2,546,867		77,886	3.06%	2,716,815		106,742	3.93%
Borrowed funds (8)	896,843		32,054	3.57%	936,571		34,579	3.69%	718,657		26,893	3.74%
Junior subordinated deferrable interest debentures	103,094		5,699	5.45%	105,672		5,834	5.45%	108,287		5,339	4.86%
Total interest-bearing liabilities	6,178,952		112,927	1.83%	5,931,085		135,806	2.29%	5,774,910		169,293	2.93%
Non-interest-bearing liabilities	634,119				540,536				473,410
Total liabilities	6,813,071				6,471,621				6,248,320
Shareholders’ equity	1,306,780				692,939				621,229
Total liabilities and stockholders’ equity	$8,119,851				7,164,560				6,869,549
Net interest income			265,444				236,252				227,522
Net interest rate spread (9)				3.19%				3.30%				3.25%
Net interest earning assets
Net interest margin (10)	$1,362,582			3.52%	710,437			3.56%	606,060			3.57%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.22	x			1.12	x			1.10	x

(1)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.
(2)	Interest income includes accretion/amortization of deferred loan fees/expenses, which were not material.
(3)	Interest income on tax-free loans is presented on a taxable equivalent basis including adjustments as indicated.
(4)	Interest income on tax-free investment securities is presented on a taxable equivalent basis including adjustments as indicated.
(5)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.
(6)	During the quarter ended December 31, 2008, the Federal Home Loan Bank of Pittsburgh suspended dividends until further notice.
(7)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.
(8)	Average balances include Federal Home Loan Bank advances, securities sold under agreements to repurchase and other borrowings.
(9)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(10)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(11)
Shown on a FTE basis.  GAAP basis yields were:  Loans – 6.00%, 6.14% and 6.47%, respectively, Investment securities – 3.85%, 4.56% and 4.73%, respectively, interest-earning assets – 4.92%, 5.48% and 6.05%, respectively, GAAP basis net interest rate spreads were 3.09%, 3.19% and 3.12%, respectively, and GAAP basis net interest margins were 3.42%, 3.44% and 3.43%, respectively.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the year ended December 31, 2010 compared to 2009 and for the year ended December 31, 2009 compared to 2008. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the prior year rate; (2) changes in rate, which are changes in rate multiplied by the prior year volume; and (3) changes not solely attributable to rate or volume, which have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31, 2010 vs. 2009			Years Ended December 31, 2009 vs. 2008
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(In Thousands)

Interest-earning assets:
Loans receivable	$(9,091)	17,758	8,667	(18,826)	11,903	(6,923)
Mortgage-backed securities	(5,605)	3,613	(1,992)	(6,937)	(494)	(7,431)
Investment securities	(2,392)	574	(1,818)	486	(7,346)	(6,860)
Federal Home Loan Bank stock	—	—	—	(1,873)	445	(1,428)
Interest-earning deposits	133	1,323	1,456	(7,168)	5,053	(2,115)
Total interest-earning assets	(16,955)	23,268	6,313	(34,318)	9,561	(24,757)

Interest-bearing liabilities:
Savings accounts	259	1,406	1,665	(3,510)	852	(2,658)
Interest-bearing demand accounts	(1,452)	127	(1,325)	(3,960)	62	(3,898)
Money market demand accounts	(4,025)	1,531	(2,494)	(6,897)	642	(6,255)
Certificate accounts	(16,334)	(1,732)	(18,066)	(22,919)	(5,937)	(28,856)
Borrowed funds	(1,081)	(1,443)	(2,524)	(470)	8,155	7,685
Junior subordinated deferrable interest debentures	8	(143)	(135)	639	(144)	495
Total interest-bearing liabilities	(22,625)	(254)	(22,879)	(37,117)	3,630	(33,487)

Net change in net interest income	$5,670	23,522	29,192	2,799	5,931	8,730

Comparison of Results of Operations for the Years Ended December 31, 2010 and 2009

General.  Net income for the year ended December 31, 2010 was $57.5 million, or $0.53 per diluted share, an increase of $24.8 million, or 76.2%, from $32.7 million, or $0.30 per diluted share, for the year ended December 31, 2009. The increase in net income resulted primarily from an increase in net interest income of $29.0 million, an increase in noninterest income of $7.1 million and a decrease in noninterest expense of $4.0 million.  These items were partially offset by an increase in income taxes of $16.5 million.  A discussion of each significant change follows.

Net income for the year ended December 31, 2010 represents a 4.40% and 0.71% return on average equity and return on average assets, respectively, compared to 4.71% and 0.46% for the year ended December 31, 2009.

Interest income.  Interest income increased by $6.1 million, or 1.7%, to $370.6 million for the year ended December 31, 2010 from $364.5 million for the year ended December 31, 2009.  The increase in interest income was due to an increase in the average balance of interest-earning assets, which was partially offset by a decrease in the average yield on interest-earning assets.  The average balance of interest-earning assets increased by $900.0 million, or 13.6%, to $7.542 billion for the year ended December 31, 2010 from $6.642 billion for the year ended December 31, 2009.  The average rate earned on interest-earnings assets decreased by 0.56%, to 4.92% for the year ended December 31, 2010 from 5.48% for the year ended December 31, 2009.  An explanation of the changes in the balances of interest-earnings assets and changes in the yield is discussed in each category below.

Interest income on loans receivable increased by $8.8 million, or 2.8%, to $328.9 million for the year ended December 31, 2010 from $320.1 million for the year ended December 31, 2009.  This increase was attributable to an increase in the average balance of loans receivable, which was partially offset by a decrease in the average yield.   Average loans receivable increased by $287.8 million, or 5.5%, to $5.488 billion for the year ended December 31, 2010 from $5.200 billion for the year ended December 31, 2009.  This increase was attributable both to our efforts in attracting and maintaining quality retail and commercial loan relationships as well as continued strong loan demand throughout our market area.  The average yield on loans receivable decreased by 0.14%, to 6.00% for the year ended December 31, 2010, from 6.14% for the year ended December 31, 2009.  This decrease is primarily due to the repricing of variable rate loans and the origination of new loans in a lower interest rate environment.

Interest income on mortgage-backed securities decreased by $2.0 million, or 7.3%, to $25.3 million for the year ended December 31, 2010 from $27.3 million for the year ended December 31, 2009.  This decrease was attributable to a decrease in the average yield earned on mortgage-backed securities, which was partially offset by an increase in the average balance of mortgage-backed securities.  The average yield on mortgage-backed securities decreased by 0.68%, to 3.10% for the year ended December 31, 2010, from 3.78% for the year ended December 31, 2009.  This decrease in yield is primarily the result of the generally low interest rate environment throughout 2010 which caused the rates on our variable rate securities to decrease.  The average mortgage-backed securities balance increased by $95.5 million, or 13.3%, to $816.2 million for the year ended December 31, 2010 from $720.7 million for the year ended December 31, 2009.  The increase in the average balance was primarily the result of moving overnight funds into mortgage-backed securities.

Interest income on investment securities decreased by $2.1 million, or 13.3%, to $14.3 million for the year ended December 31, 2010 from $16.4 million for the year ended December 31, 2009.  This decrease was attributable to a decrease in the yield on investment securities, which was partially offset by an increase in the average balance of investment securities.  The average yield decreased by 0.71%, to 3.85% for the year ended December 31, 2010, from 4.56% for the year ended December 31, 2009.  This decrease in yield resulted from the general decline in market interest rates which caused a decrease in the rates on our variable rate securities.  The average balance of investment securities increased by $9.3 million, or 2.6%, to $369.9 million for the year ended December 31, 2010 from $360.6 million for the year ended December 31, 2009.  The increase in the average balance of investment securities is primarily attributable to moving overnight funds into investment securities.

Interest income on interest-earning deposits increased by $1.5 million, or 227.1%, to $2.1 million for the year ended December 31, 2010 from $641,000 for the year ended December 31, 2009.  This increase is the result of an increase in the average balance of interest-earning deposits.  Average interest-earning deposits increased to $805.2 million for the year ended December 31, 2010 from $297.2 million for the year ended December 31, 2009.  This increase is a result of the funds received from our second-step common stock offering being held as interest-earning deposits until they can be moved into higher yielding loans and investments.

Interest expense.  Interest expense decreased by $22.9 million, or 16.8%, to $112.9 million for the year ended December 31, 2010 from $135.8 million for the year ended December 31, 2009.  This decrease was attributed to a decrease in the interest rate paid on deposits and borrowings, which was partially offset by an increase in the average balance of interest-bearing deposits.  The average rate paid on all deposit accounts, except savings accounts, decreased during the year ending December 31, 2010 due to a decrease in market conditions and competitive rates.  Interest-bearing demand deposits decreased from 0.34% for the year ended December 31, 2009 to 0.16% for the year ended December 31, 2010; money market demand accounts decreased from 1.13% for the year ended December 31, 2009 to 0.67% for the year ended December 31, 2010 and certificates of deposit decreased from 3.06% for the year ended December 31, 2009 to 2.41% for the year ended December 31, 2010.  Savings accounts increased from 0.76% for the year ended December 31, 2009 to 0.79% for the year ended December 31, 2010 due primarily to new office opening promotions.  Also contributing to the decrease in interest expense was a shift in the mix of our deposits where we increased the balances of savings, interest-bearing checking and money market demand accounts, while decreasing the balance of certificates.  The average rate paid on borrowed funds also decreased by 0.12% to 3.57% for the year ended December 31, 2010, from 3.69% for the year ended December 31, 2009 as the average rate on repurchase agreements decreased from 1.35% for the year ended December 31, 2009 to 1.01% for the year ended December 31, 2010.  In addition, during September 2010 we refinanced $695.0 million of FHLB of Pittsburgh borrowings which reduced the average rate by 0.22% and increased the weighted average life by 3.5 years.

Net interest income.  Net interest income increased by $28.9 million, or 12.7%, to $257.6 million for the year ended December 31, 2010 from $228.7 million for the year ended December 31, 2009.  This increase was a result of the factors previously discussed.  Our net interest rate spread decreased by 0.10% to 3.09% for the year ended December 31, 2010 from 3.19% for the year ended December 31, 2009 and our net interest margin decreased by 0.02% to 3.42% for the year ended December 31, 2010 from 3.44% for the year ended December 31, 2009.

Provision for loan losses.  Management analyzes the allowance for loan losses as described in the section “Allowance for Loan Losses.”  The provision for loan losses decreased by $1.3 million, or 3.3%, to $40.5 million for year ended December 31, 2010 from $41.8 million for the year ended December 31, 2009.  Included in the current year provision is a specific reserve of $395,000 for a loan secured by a marina in Florida, a specific reserve of $1.4 million for a loan secured by a hotel in Maryland, a specific reserve of $501,000 for a loan to a car dealership in northwestern Pennsylvania, a specific reserve of $449,000 for a land development in Maryland, a specific reserve of $612,000 for a loan to a recycling company in northwestern Pennsylvania, a specific reserve of $3.5 million for a residential land development loan in southwestern Pennsylvania, a specific reserve of $589,000 for a condominium development in western New York, a specific reserve of $331,000 for a loan secured by retail rental space located in Virginia, a specific reserve of $3.0 million for a hotel located in Maryland  and a specific reserve of $1.4 million for a loan secured by a hotel in Florida.  Loans with payments 90 days or more delinquent and other nonaccrual loans have increased to $148.4 million at December 31, 2010 from $124.6 million at December 31, 2009.

In determining the amount of the current period provision, the Company considered the continued economic conditions in our markets, including sustained levels of high unemployment and an increase in bankruptcy filings, and continued softness in the real estate sector.  Net loan charge-offs increased by $8.1 million, or 30.7%, to $34.5 million for the year ended December 31, 2010 from $26.4 million for the year ended December 31, 2009.  Annual net charge-offs to average loans increased to 0.63% for the year ended December 31, 2010 from 0.51% for the year ended December 31, 2009.  The provision that is recorded is sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience.  Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest income.  Noninterest income increased by $7.1 million, or 13.2%, to $60.4 million for the year ended December 31, 2010 from $53.3 million for the year ended December 31, 2009.  This increase in noninterest income was due to a number of factors.  The noncash net impairment losses of investment securities decreased by $4.6 million, or 75.4%, to $1.5 million for the year ended December 31, 2010, from $6.1 million for the year ended December 31, 2009 due to the stabilization of market values.  Service charges and fees increased by $3.1 million, or 8.9%, to $37.9 million for the year ended December 31, 2010, from $34.8 million for the year ended December 31, 2009 primarily due to an increase in deposit related fees, insurance commission income increased by $2.5 million, or  95.3%, to $5.2 million for the year ended December 31, 2010, from $2.7 million for the year ended December 31, 2009 as a result of our January 1, 2010 purchase of Veracity Benefits Design, an employee benefits firm specializing in services to employer and employee groups, loss on real estate owned decreased by $1.5 million, or 36.6%, to $2.6 million of the year ended December 31, 2010 from $4.1 million for the year ended December 31, 2009 and other operating income increased by $1.1 million, or 30.4%, to $4.7 million for the year ended December 31, 2010 from $3.6 million for the year ended December 31, 2009.  Partially offsetting these increases was a decrease in mortgage banking income and a bargain purchase gain recorded in 2009.  Mortgage banking income decreased by $5.2 million, or 70.5%, to $2.2 million for the year ended December 31, 2010 from $7.4 million for the year ended December 31, 2009 due to less favorable pricing in the secondary mortgage markets.  In the prior year we recorded a gain on the purchase of Keystone State Savings Bank of $3.5 million.

Noninterest expense.  Noninterest expense decreased by $4.0 million, or 2.0%, to $196.5 million for the year ended December 31, 2010 from $200.5 million for the year ended December 31, 2009.  This decrease was primarily due the FDIC special insurance fund assessment of $3.3 million which was assessed in 2009 and the contribution to the charitable foundation of $13.8 million which was established in connection with our second step common stock offering in 2009.  Partially offsetting these items were increases in all major expense categories, except amortization expense.  Compensation and employee benefits increased by $5.1 million, or 5.4%, to $100.7 million for the year ended December 31, 2010 from $95.6 million for the year ended December 31, 2009 primarily due to the addition of Veracity Benefits Design and normal merit increases for existing employees. Premises and occupancy costs increased by $702,000, or 3.2%, to $22.7 million for the year ended December 31, 2010 from $22.0 million for the year ended December 31, 2009.  Office operations expense increased by $917,000, or 7.1%, to $13.9 million for the year ended December 31, 2010 from $12.9 million for the year ended December 31 2009.  Processing expenses increase by $1.9 million, or, 8.6%, to $23.2 million for the year ended December 31, 2010 from $21.3 million for the year ended December 31, 2009, primarily due to an increase in number of accounts serviced.  Marketing expense increased by $723,000, or 7.9%, to $9.9 million for the year ended December 31, 2010 from $9.2 million for the year ended December 31, 2009 due to our efforts to increase customer relationships and build brand loyalty.  We also recognized $1.2 million of acquisition related expenses as a result of the termination of the merger agreement to acquire another bank.

Income taxes.  Income tax expense increased by $16.5 million, or 236.0%, to $23.5 million for the year ended December 31, 2010 from $7.0 million for the year ended December 31, 2009.  This increase is due to an increase in income before income taxes of $41.4 million, or 104.4%, and an increase in the effective tax rate from 17.7% to 29.0%.  The increase in the effective tax rate was primarily due to a lower ratio of tax exempt income to pretax income.

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

Interest income on loans receivable decreased by $7.0 million, or 2.1%, to $320.1 million for the year ended December 31, 2009 from $327.1 million for the year ended December 31, 2008.  This decrease was attributable to a decrease in the average yield, which was partially offset by an increase in the average balance of loans receivable.   The average yield on loans receivable decreased by 0.33%, to 6.14% for the year ended December 31, 2009, from 6.47% for the year ended December 31, 2008.  This decrease is primarily due to the repricing of variable rate loans and the origination of new loans in a lower interest rate environment.  Average loans receivable increased by $183.1 million, or 3.7%, to $5.200 billion for the year ended December 31, 2009 from $5.017 billion for the year ended December 31, 2008.  This increase was attributable both to our efforts in attracting and maintaining quality consumer and commercial loan relationships as well as continued strong loan demand throughout our market area.

Interest income on mortgage-backed securities decreased by $7.4 million, or 21.4%, to $27.3 million for the year ended December 31, 2009 from $34.7 million for the year ended December 31, 2008.  This decrease was attributable to decreases in both the yield earned on mortgage-backed securities and the average balance of mortgage-backed securities.  The average yield on mortgage-backed securities decreased by 0.96%, to 3.78% for the year ended December 31, 2009, from 4.74% for the year ended December 31, 2008.  This decrease in yield is primarily the result of the generally low interest rate environment throughout 2009.  The average mortgage-backed securities balance decreased by $11.6 million, or 1.6%, to $720.7 million for the year ended December 31, 2009 from $732.3 million for the year ended December 31, 2008.  The decrease in the average balance was primarily the result of the repayments on mortgage-backed securities exceeding the purchases of new securities in a market where we found our own loan originations to be more attractive than the yield offered on these securities.

Interest income on investment securities decreased by $7.6 million, or 31.7%, to $16.4 million for the year ended December 31, 2009 from $24.1 million for the year ended December 31, 2008.  This decrease was attributable to a decrease in the average balance of investment securities and a decrease in the yield on investment securities.  The average balance of investment securities decreased by $118.3 million, or 24.7%, to $360.6 million for the year ended December 31, 2009 from $478.9 million for the year ended December 31, 2008.  The decrease in the average balance of investment securities is primarily attributable to investing cash flows from these securities into loans and interest-earning deposits.  The average yield decreased by 0.17%, to 4.56% for the year ended December 31, 2009, from 4.73% for the year ended December 31, 2008.  This decrease in yield resulted from the general decline in market interest rates.

Interest income on interest-earning deposits decreased by $2.1 million, or 76.7%, to $641,000 for the year ended December 31, 2009 from $2.8 million for the year ended December 31, 2008.  This decrease is the result of a decrease in average yield earned on interest-earning deposits, which was partially offset by an increase in the average balance of interest-earning deposits.  The average yield decreased by 2.38%, to 0.21% for the year ended December 31, 2009, from 2.59% for the year ended December 31, 2008.  This decrease is a result of the rate of overnight deposits being decreased to the Federal Reserve’s target rate of between 0% and 0.25%.  The interest-earning deposit balance increased by $192.3 million, or 183.4%, to $297.2 million for the year ended December 31, 2009 from $104.9 million for the year ended December 31, 2008.  This increase in average balance was due to substantial deposit growth during the entire year and was also due to the proceeds of our second-step stock offering being held in overnights funds during the month of December.

Interest expense.  Interest expense decreased by $33.5 million, or 19.8%, to $135.8 million for the year ended December 31, 2009 from $169.3 million for the year ended December 31, 2008.  This decrease was attributed to a decrease in the interest rate paid on all deposits and borrowings, which was partially offset by an increase in the average balance of interest-bearing liabilities.  The average rate paid on all deposit accounts decreased during the year ending December 31, 2009 with savings accounts decreasing from 1.18% for the year ended December 31, 2008 to 0.76% for the year ended December 31, 2009; interest-bearing demand deposits decreasing from 0.88% for the year ended December 31, 2008 to 0.34% for the year ended December 31, 2009; money market demand accounts decreasing from 2.04% for the year ended December 31, 2008 to 1.13% for the year ended December 31, 2009 and certificate accounts decreasing from 3.93% for the year ended December 31, 2008 to 3.06% for the year ended December 31, 2009.  In addition to the decrease in the rates paid on deposit accounts there was an overall decrease in the average balance of deposit accounts, which decreased by $59.1 million, or 1.2%, to $4.889 billion for the year ended December 31, 2009 from $4.948 billion for the year ended December 31, 2008.  Also contributing to the decrease in interest expense was a shift in the mix of our deposits where we increased the balances of savings, interest-bearing checking and money market demand accounts, while decreasing the balance of certificates of deposit. The average rate paid on borrowed funds also decreased by 0.05% to 3.69% for the year ended December 31, 2009, from 3.74% for the year ended December 31, 2008.  Throughout 2008, we utilized alternative funding sources, including borrowings from the Federal Home Loan Bank of Pittsburgh, to extend the maturities of our interest-bearing liabilities while continuing our efforts to control our cost of funds.  During 2009, we repaid $43.8 million of term borrowings with the Federal Home Loan Bank and $146.0 million of short-term advances from the Federal Reserve Bank.

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

Noninterest income.  Noninterest income increased by $14.5 million, or 37.6%, to $53.3 million for the year ended December 31, 2009 from $38.8 million for the year ended December 31, 2008.  This increase in noninterest income was primarily due to a decrease in the noncash net impairment losses of investment securities, which decreased by $9.9 million, or 61.9%, to $6.1 million for the year ended December 31, 2009, from $16.0 million for the year ended December 31, 2008. In addition, service charges and fees increased by $2.4 million, or 7.3%, to $34.8 million for the year ended December 31, 2009, from $32.4 million for the year ended December 31, 2008 primarily due to the increase in deposits and deposit related fees; insurance commission income increased by $282,000, or 11.9%, to $2.7 million for the year ended December 31, 2009, from $2.4 million for the year ended December 31, 2008; mortgage banking income increased by $8.9 million to $7.4 million for the year ended December 31, 2009, from a loss of $1.5 million for the year ended December 31, 2008, due to the sale of a majority of our one- to four-family mortgage originations during the current year and a recovery of noncash impairment of mortgage servicing assets of $1.8 million for the year ended December 31, 2009 compared to a noncash impairment of mortgage servicing assets of $2.2 million for the year ended December 31, 2008 and we recorded a gain on the purchase of Keystone State Savings Bank of $3.5 million.  Partially offsetting these increases were decreases in trust and other financial services income, which decreased by $411,000, or 6.1%, to $6.3 million for the year ended December 31, 2009, from $6.7 million for the year ended December 31, 2008 and other operating income, which decreased by $743,000, or 17.2%, to $3.6 million for the year ended December 31, 2009, from $4.3 million for the year ended December 31, 2008 and an increase in the loss on real estate owned, which increased by $3.6 million to $4.1 million for the year ended December 31, 2009 from $428,000 for the year ended December 31, 2008.  This increase in the loss of real estate owned was primarily attributable to a $3.9 million write down of vacant land in Florida.

Noninterest expense.  Noninterest expense increased by $30.4 million, or 17.8%, to $200.5 million for the year ended December 31, 2009 from $170.1 million for the year ended December 31, 2008.  This increase was primarily due to a special assessment from the FDIC of $3.3 million, a contribution to our charitable foundation established in connection with our second-step conversion of $13.8 million, an increase in compensation and employee benefits of $4.5 million, an increase in processing expenses of $2.7 million, an increase in marketing expenses of $3.7 million and an increase in federal deposit insurance premiums of $4.4 million.  These increases were partially offset by a decrease in amortization of intangible assets of $1.4 million and the prior year penalty on early extinguishment of debt of $705,000.  The increases in operating expenses were a result of our continued upgrading of personnel and systems to build customer loyalty, improve loan and deposit mix, establish brand loyalty and build our infrastructure to support additional growth.

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

Asset Quality

We actively manage asset quality through our underwriting practices and collection procedures. Our underwriting practices are focused on balancing risk and return while our collection operatives focus on diligently working with delinquent borrowers in an effort to minimize losses.

Collection procedures.  Our collection procedures generally provide that when a loan is five days past due, a computer-generated late notice is sent to the borrower requesting payment.  If delinquency continues, at 15 days a delinquent notice, plus a notice of a late charge, is sent and personal contact efforts are attempted, either in person or by telephone, to strengthen the collection process and obtain reasons for the delinquency.  Also, plans to establish a payment plan are developed.  Personal contact efforts are continued throughout the collection process, as necessary.  Generally, if a loan becomes 60 days past due, a collection letter is sent and the loan becomes subject to possible legal action if suitable arrangements for payment have not been made.  In addition, the borrower is given information which provides access to consumer counseling services to the extent required by the regulations of the Department of Housing and Urban Development.  When a loan continues in a delinquent status for 90 days or more, and a payment schedule has not been developed or kept by the borrower, we may send the borrower a notice of intent to foreclose, giving 30 days to cure the delinquency.  If not cured, foreclosure proceedings are initiated.

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

	At December 31
	2010	2009	2008	2007	2006

Loans past due 30 days to 59 days:
One- to four-family residential loans	$35,329	27,998	32,988	27,270	24,078
Multi-family and commercial real estate loans	16,287	16,152	18,901	11,331	7,975
Consumer loans	12,635	11,226	11,295	10,550	9,096
Commercial business loans	6,590	3,293	7,700	9,947	4,325
Total loans past due 30 days to 59 days	70,841	58,669	70,884	59,098	45,474

Loans past due 60 days to 89 days:
One- to four-family residential loans	9,848	6,772	7,599	6,077	5,970
Multi-family and commercial real estate loans	14,365	5,811	8,432	4,984	3,846
Consumer loans	4,580	3,029	2,836	2,676	2,833
Commercial business loans	1,678	2,474	3,801	2,550	501
Total loans past due 60 days to 89 days	30,471	18,086	22,668	16,287	13,150

Loans past due 90 days or more: (1)
One- to four-family residential loans	29,751	29,373	20,435	12,542	10,334
Multi-family and commercial real estate loans	44,965	49,594	43,828	24,323	18,982
Consumer loans	12,828	12,544	9,756	7,582	4,578
Commercial business loans	12,877	18,269	25,184	5,163	6,631
Total loans past due 90 days or more	100,421	109,780	99,203	49,610	40,525

Total loans 30 days or more past due	$201,733	186,535	192,755	124,995	99,149
Total real estate owned	20,780	20,257	16,844	8,667	6,653
Total loans 90 days or more past due and real estate owned	121,201	130,037	116,047	58,277	47,178
Total loans 90 days or more past due to net loans receivable	1.84%	2.10%	1.93%	1.03%	0.92%
Total loans 90 days or more past due and real estate owned to total assets	1.49%	1.63%	1.67%	0.87%	0.72%
Troubled debt restructurings	$52,605	13,493	—	—	—

(1)       We classify as nonperforming all loans 90 days or more delinquent.

During the year ended December 31, 2010, gross interest income of approximately $15.0 million would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current during the year.  No interest income on nonaccrual loans was included in income during the year.

The following table sets forth loans 90 or more days past due by state (based on borrowers’ residence) at December 31, 2010.

	One- to four- family	Percentage (1)	Consumer and home equity	Percentage (2)	Commercial business and commercial real estate	Percentage (3)	Total	Percentage (4)
	(Dollars in thousands)
State
Pennsylvania	$17,891	0.9%	9,673	0.8%	33,304	3.1%	60,868	1.5%
New York	1,463	0.9%	523	0.5%	1,940	0.5%	3,926	0.6%
Ohio	134	0.7%	87	0.6%	—	0.0%	221	0.3%
Maryland	4,573	2.3%	1,169	3.3%	6,051	3.9%	11,793	3.1%
Florida	4,768	15.4%	1,326	10.6%	8,145	13.0%	14,239	13.4%
Other	922	1.9%	50	0.9%	8,402	13.0%	9,374	8.0%
Total	$29,751	1.2%	12,828	0.9%	57,842	3.2%	100,421	1.8%

(1)      Percentage of mortgage loans in specified geographic area.
(2)      Percentage of consumer loans in specified geographic area.
(3)      Percentage of commercial loans in specified geographic area.
(4)      Percentage of total loans in specified geographic area.

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans considered to be of lesser quality as “substandard,” “doubtful,” or “loss” assets.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the savings institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” so that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention.”  At December 31, 2010, we had 301 loans, with an aggregate principal balance of $96.3 million, designated as special mention.

We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  Our largest classified assets generally are also our largest nonperforming assets.

The following table sets forth the aggregate amount of our classified assets at the dates indicated.

	At December 31,
	2010	2009	2008
	(In Thousands)

Substandard assets	$263,131	206,629	155,245
Doubtful assets	3,838	2,258	3,596
Loss assets	1,048	473	64
Total classified assets	$268,017	209,360	158,905

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

Management acknowledges that this is a dynamic process and consists of factors, many of which are external and beyond management’s control, which can change.  The adequacy of the allowance for loan losses is based upon estimates using all the information previously discussed as well as current and known circumstances and events.  There is no assurance that actual portfolio losses will not be substantially different than those that were estimated.  Management believes that all known losses as of December 31, 2010 and 2009 have been recorded.

 Management utilizes a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses. As part of the analysis, management considered the deteriorating economic data in our markets such as the continued increases in unemployment and bankruptcies as well as the declines in real estate collateral values. In addition, management considered the negative trend in asset quality, loan charge-offs and the allowance for loan losses as a percentage of nonperforming loans. As a result, we increased the allowance for loan losses during the year by $6.0 million, or 8.5%, to $76.4 million, or 1.40% of total loans, at December 31, 2010 from $70.4 million, or 1.35% of total loans, at December 31, 2009. The increase in the allowance for loan losses and the related provision for loan losses is discussed above in the section “Provision for loan losses.”

Analysis of the Allowance For Loan Losses.  The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In Thousands)

Net loans receivable	$5,457,593	5,229,062	5,141,892	4,795,622	4,412,441
Average loans outstanding	5,487,645	5,199,829	5,016,694	4,660,693	4,395,274

Allowance for loan losses
Balance at beginning of period	70,403	54,929	41,784	37,655	33,411
Provision for loan losses	40,486	41,847	22,851	8,743	8,480
Charge offs:
Real estate loans	(21,177)	(6,293)	(3,962)	(2,042)	(1,148)
Consumer loans	(6,390)	(5,912)	(6,290)	(5,175)	(5,543)
Commercial loans	(9,305)	(15,611)	(1,358)	(973)	(926)
Total charge-offs	(36,872)	(27,816)	(11,610)	(8,190)	(7,617)
Recoveries:
Real estate loans	572	155	140	250	123
Consumer loans	1,422	1,093	1,060	1,073	1,214
Commercial loans	401	195	704	134	62
Total recoveries	2,395	1,443	1,904	1,457	1,399
Acquired through acquisitions	—	—	—	2,119	1,982
Balance at end of period	$76,412	70,403	54,929	41,784	37,655

Allowance for loan losses as a percentage of net loans receivable	1.40%	1.35%	1.07%	0.87%	0.85%
Net charge-offs as a percentage of average loans outstanding	0.63%	0.51%	0.19%	0.14%	0.14%
Allowance for loan losses as a percentage of nonperforming loans	51.49%	56.49%	55.37%	84.22%	92.92%
Allowance for loan losses as a percentage of nonperforming loans and real estate owned	45.17%	54.14%	47.33%	71.70%	79.81%

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

	At December 31,
	2010		2009		2008
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
		(Dollars in Thousands)
Balance at end of year applicable to:
Real estate loans	$50,361	87.3%	39,584	87.5%	29,115	87.6%
Consumer loans	5,810	4.5	6,554	5.1	6,125	5.1
Commercial business loans	15,770	8.2	20,073	7.4	15,044	7.3
Total allocated allowance	71,941		66,211		50,284
Unallocated	4,471	—	4,192	—	4,645	—
Total	$76,412	100.0%	70,403	100.0%	54,929	100.0%

	At December 31,
	2007		2006
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in Thousands)
Balance at end of year applicable to:
Real estate loans	$28,854	87.2%	17,936	88.8%
Consumer loans	6,645	5.4	16,500	6.0
Commercial business loans	6,285	7.4	3,219	5.2
Total allocated allowance	41,784		37,655
Unallocated	—	—	—	—
Total	$41,784	100.0%	37,655	100.0%

(1)     Represents percentage of loans in each category to total loans.

Liquidity and Capital Resources

Northwest Savings Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the Federal Deposit Insurance Corporation during their regular examinations.  The Federal Deposit Insurance Corporation, however, does not prescribe by regulation a minimum amount or percentage of liquid assets.  The Federal Deposit Insurance Corporation allows us to consider any marketable security, whose sale would not impair our capital adequacy, to be eligible for liquidity.  Liquidity is monitored through the use of a standard liquidity ratio of liquid assets to borrowings plus deposits.  Using this formula, Northwest Savings Bank’s liquidity ratio was 23.7% as of December 31, 2010.  We adjust our liquidity level in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments.  We also adjust liquidity as appropriate to meet our asset and liability management objectives.  Liquidity needs can also be met by temporarily drawing upon lines-of-credit established for such reasons.  As of December 31, 2010, Northwest Savings Bank had $1.956 billion of additional borrowing capacity available with the Federal Home Loan Bank of Pittsburgh, including a $150.0 million overnight line of credit, as well as a $191.2 million borrowing capacity available with the Federal Reserve Bank and $80.0 million with correspondent banks.

In addition to deposits, our primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition.  We manage the pricing of our deposits to maintain a desired deposit balance.  In addition, we invest excess funds in short-term interest earning and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits amounted to $678.4 million at December 31, 2010.  For additional information about our cash flows from operating, financing, and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing, and financing activities.  The primary sources of cash during the current year were net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  At December 31, 2010 Northwest Savings Bank had advances of $745.7 million from the Federal Home Loan Bank of Pittsburgh.  We borrow from the Federal Home Loan Bank of Pittsburgh to reduce interest rate risk and to provide liquidity when necessary.

At December 31, 2010, our customers had $345.8 million of unused lines of credit available and $135.8 million in loan commitments.  This amount does not include the unfunded portion of loans in process.  Certificates of deposit scheduled to mature in less than one year at December 31, 2010, totaled $1.231 billion.  Management believes that a significant portion of such deposits will remain with us.

The major sources of our cash flows are in the areas of loans, marketable securities, deposits and borrowed funds.

Deposits are our primary source of externally generated funds.  The level of deposit inflows during any given period is heavily influenced by factors outside of management’s control, such as consumer savings tendencies, the general level of short-term and long-term market interest rates, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds.  Financial institutions, such as Northwest Savings Bank, are also subject to deposit outflows.  Our net deposits increased/(decreased) by $139.9 million, $586.2 million and $(504.1) million for the years ended December 31, 2010, 2009 and 2008, respectively.

Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of market interest rates.  Funds received from loan maturities and principal payments on loans for the years ended December 31, 2010, 2009 and 2008 were $1.648 billion, $1.650 billion and $1.284 billion, respectively.  Loan originations for the years ended December 31, 2010, 2009 and 2008 were $2.137 billion, $2.386 billion and $1.885 billion, respectively.  We also sell a portion of the loans we originate, and the cash flows from such sales for the years ended December 31, 2010, 2009 and 2008 were $205.3 million, $595.3 million and $212.5 million, respectively.

We experience significant cash flows from our portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature.  Cash flow from the repayment of principal and the maturity of marketable securities for the years ended December 31, 2010, 2009 and 2008 were $482.0 million, $297.8 million and $319.1 million, respectively.

When necessary, we utilize borrowings as a source of liquidity and as a source of funds for long-term investment when market conditions permit.  The net cash flow from the receipt and repayment of borrowings was a net increase/(decrease) of $(6.0) million, $(170.4) million and $729.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $43.3 million, $15.8 million and $15.8 million for the ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, stockholders’ equity totaled $1.307 billion. During 2010 our Board of Directors declared regular quarterly dividends totaling $0.40 per share of common stock.

Management monitors the capital levels of Northwest Savings Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. Northwest Savings Bank is required by the Pennsylvania State Department of Banking and the FDIC to meet minimum capital adequacy requirements.  At December 31, 2010, Northwest Savings Bank exceeded all regulatory minimum capital requirements and is considered to be “well capitalized.” In addition, as of December 31, 2010, management was not aware of any recommendation by a regulatory authority that, if it were implemented, would have a material effect on liquidity, capital resources or operations.

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

	At December 31,
	2010	2009
	(Dollars in Thousands)

Total shareholder’s equity (GAAP capital)	$1,146,736	1,086,145
Add: accumulated other comprehensive (income)/loss	1,132	6,509
Less: nonqualifying intangible assets	(175,824)	(176,041)
Leverage or Tier 1 capital	972,044	916,613
Plus: Tier 2 capital (1)	61,406	58,354
Total risk-based capital	1,033,450	974,967
Average total assets for leverage ratio	7,975,485	7,246,741
Net risk-weighted assets including off-balance sheet items	$4,897,447	4,654,570

Leverage capital ratio	12.19%	12.65%
Minimum requirement (2)	3.00% to 5.00%	3.00% to 5.00%

Risk-based capital ratio	21.10%	20.95%
Minimum requirement	8.00%	8.00%

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

Contractual Obligations

We are obligated to make future payments according to various contracts.  The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2010.

	Payments Due
	Less than one year	One year to less than three years	Three years to less than five years	Five years or greater	Total
	(In Thousands)
Contractual Obligations at December 31, 2010
Long-term debt (1)	$195,642	—	110,065	585,586	891,293
Junior subordinated debentures (2)	—	—	—	103,094	103,094
Operating leases (3)	4,013	5,741	3,852	8,382	21,988
Total	199,655	5,741	113,917	697,062	1,016,375
Commitments to extend credit	$135,782	—	—	—	135,782

(1)	See Note 11 to the consolidated financial statements, Borrowed Funds, for additional information.
(2)	See Note 22 to the consolidated financial statements, Junior Subordinated Debentures/Trust Preferred Securities, for additional information.
(3)	See Note 8 to the consolidated financial statements, Premises and Equipment, for additional information.

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

Our policy is to reduce our exposure to interest rate risk generally by better matching the maturities of our interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of our interest-earning assets.  We (i) purchase adjustable-rate investment securities and mortgage-backed securities which at December 31, 2010 totaled $520.6 million; and (ii) originate adjustable-rate mortgage loans, adjustable-rate consumer loans, and adjustable-rate commercial loans, which at December 31, 2010, totaled $1.757 billion or 38.4% of our total loan portfolio.  Of our $7.533 billion of interest-earning assets at December 31, 2010, $2.558 billion, or 34.0%, consisted of assets with adjustable rates of interest.  When market conditions are favorable, we also attempt to reduce interest rate risk by lengthening the maturities of our interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, and by promoting longer-term certificates of deposit.

At December 31, 2010, total interest-bearing assets maturing or repricing within one year exceeded total interest-earning liabilities maturing or repricing in the same period by $352.3 million, representing a positive one-year gap ratio of 4.32%.  We have an Asset/Liability Committee with members consisting of various individuals from Senior Management.  This committee meets monthly in an effort to effectively manage our balance sheet and to monitor activity and set pricing.  We also have a Risk Management Committee comprised of certain members of the Board of Directors, which among other things, is responsible for reviewing our level of interest rate risk.  The Committee meets quarterly and, as part of their risk management assessment, reviews interest rate risks and trends, our interest sensitivity position and the liquidity and market value of our investment portfolio.

The following table sets forth, on a carrying value basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2010, which are expected to reprice or mature, based upon certain assumptions, in each of the future time periods shown.  Except as stated below, the amounts of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of the term of repricing or the contractual term of the asset or liability.  Management believes that these assumptions approximate the standards used in the savings industry and considers them appropriate and reasonable.

	Amounts Maturing or Repricing
	Within 1 Year	Over 1-3 Years	Over 3-5 Years	Over 5-10 Years	Over 10-20 Years	Over 20 Years	Total
	(Dollars in Thousands)

Rate-sensitive assets:
Interest-earning deposits	$678,403	—	—	—	—	—	678,403
Mortgage-backed securities:
Fixed rate	132,869	147,912	81,985	98,588	—	—	461,354
Variable-rate	421,583	32,075	40,088	—	—	—	493,746
Investment securities	26,934	92,041	14,078	220,452	—	—	353,505
Real estate loans:
Adjustable rate	49,274	646	—	—	—	—	49,920
Fixed-rate	350,109	568,081	462,981	697,706	276,695	—	2,355,572
Home equity lines of credit	268,344	—	—	—	—	—	268,344
Education loans	21,957	—	—	—	—	—	21,957
Other consumer loans	300,927	447,960	221,183	91,360	—	—	1,061,430
Commercial loans	999,731	601,187	182,831	4,538	—	—	1,788,287
Total rate-sensitive assets	3,250,131	1,889,902	1,003,146	1,112,644	276,695	—	7,532,518

Rate-sensitive liabilities:
Fixed maturity deposits	1,232,716	1,010,539	175,616	38,971	74	—	2,457,916
Money market deposit accounts	879,248	—	—	—	20,440	—	899,688
Savings accounts	302,000	415,001	—	—	332,193	—	1,049,194
Checking accounts	285,019	261,038	—	—	—	811,481	1,357,538
FHLB advances	50,123	246	110,202	585,080	—	—	745,651
Other borrowings	145,642	—	—	—	—	—	145,642
Trust preferred securities	3,094	25,000	25,000	50,000	—	—	103,094
Total rate-sensitive liabilities	2,897,842	1,711,824	310,818	674,051	352,707	811,481	6,758,722

Interest sensitivity gap per period	$352,289	178,078	692,328	438,593	(76,012)	(811,481)	773,795

Cumulative interest sensitivity gap	$352,289	530,367	1,222,695	1,661,288	1,585,276	773,795	773,795

Cumulative interest sensitivity gap as a percentage of total assets	4.32%	6.51%	15.01%	20.39%	19.46%	9.50%	9.50%
Cumulative interest-earning assets as a percent of cumulative interest-bearing liabilities	112.16%	111.51%	124.85	129.69%	126.66%	111.45%	111.45%

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

Net income simulation.  Given a non-parallel shift of 2.00% in interest rates, the estimated net income may not decrease by more than 20% within a one-year period.

Market value of equity simulation.  The market value of our equity is the present value of our assets and liabilities.  Given a non-parallel shift of 2.00% in interest rates, the market value of equity may not decrease by more than 30% from the computed economic value of current interest rate levels.

The following table illustrates the simulated impact of a non-parallel 1% or 2% upward or 1% or 2% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  These analyses were prepared assuming that total interest-earning asset levels at December 31, 2010 remain constant, while $300.0 million of interest-earning deposits will be deployed to other interest-earning assets over the next 12 months.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from December 31, 2010 levels.

Non-Parallel Shift in Interest Rates
	Increase		Decrease
Shift in interest rates over the next 12 months	1.0%	2.0%	1.0%	2.0%
Projected percentage increase/(decrease) in net income	6.0%	10.4%	(6.0)%	(14.1)%
Projected increase/(decrease) in return on average equity	5.8%	10.2%	(5.8)%	(13.8)%
Projected increase/(decrease) in earnings per share	$0.03	0.06	(0.04)	(0.10)
Projected percentage increase/(decrease) in market value of equity	(8.5)%	(16.9)%	(3.5)%	(9.6)%

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

When assessing our interest rate sensitivity, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates.  In preparing the table above, the following assumptions were used:  (i) adjustable-rate mortgage loans will prepay at an annual rate of 7% to 12%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 7% to 12%, depending on the type of loan; (iii) commercial loans will prepay at an annual rate of 10% to 25%; (iv) consumer loans held by Northwest Savings Bank will prepay at an annual rate of 18% to 22%; and (v) consumer loans held by NCDC will prepay at an annual rate of 60% to 65%.  In regards to our deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) the significant majority of money market accounts will reprice immediately; (iii) savings accounts will gradually reprice over three years; and (iv) checking accounts will reprice either when the rates on such accounts reprice as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates.  For purposes of this analysis, management has estimated, based on historical trends, that $285.0 million of our checking accounts and $302.0 million of our savings accounts are interest sensitive and may reprice in one year or less, and that the remainder may reprice over longer time periods.

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

In addition, we regularly measure and monitor the market value of our net assets and the changes therein.  While fluctuations are expected because of changes in interest rates, we have established policy limits for various interest rate scenarios.  Given interest rate shocks of +/-100 to +/-300 basis points the market value of net assets is not expected to decrease by more than -15% to -35%.

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  In addition, we routinely enter into commitments to purchase and sell one- to four-family mortgage loans.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control – Integrated Framework.  Based on such assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based upon those criteria.

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

We have audited Northwest Bancshares, Inc.’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Northwest Bancshares, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Pittsburgh, Pennsylvania
March 1, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Northwest Bancshares, Inc.:

We have audited the accompanying consolidated statements of financial condition of Northwest Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Bancshares, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and their cash flows for each of the years in the three-year period then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for other-than-temporary impairment for debt securities in 2009, due to the adoption of FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than-Temporary Impairments”, codified within FASB ASC Subtopic 320-10.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Northwest Bancshares, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of Northwest Bancshares, Inc.’s internal control over financial reporting.

KPMG LLP

March 1, 2011

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Amounts in thousands, excluding share data)

	December 31
	2010	2009

Assets
Cash	$40,708	69,265
Interest earning deposits in other financial institutions	677,771	1,037,893
Federal funds sold and other short-term investments	632	632
Marketable securities available-for-sale (amortized cost of $945,791 and $1,059,177)	950,683	1,067,089
Marketable securities held-to-maturity (fair value of $354,126 and $—)	357,922	—
Loans receivable, net of allowance for loan losses of $76,412 and $70,403	5,457,593	5,229,062
Accrued interest receivable	26,216	25,780
Real estate owned, net	20,780	20,257
Federal Home Loan Bank stock at cost	60,080	63,242
Premises and equipment, net	128,101	124,316
Bank-owned life insurance	132,237	128,270
Goodwill	171,882	171,363
Other intangible assets	3,942	4,678
Other assets	119,608	83,451
Total assets	$8,148,155	8,025,298

Liabilities and Shareholders’ Equity
Liabilities:
Deposits	$5,764,336	5,624,424
Borrowed funds	891,293	897,326
Advances by borrowers for taxes and insurance	22,868	22,034
Accrued interest payable	1,716	4,493
Other liabilities	57,398	57,412
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	103,094	103,094
Total liabilities	6,840,705	6,708,783

Commitments and contingent liabilities:
Shareholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 110,295,117 and 110,641,858, shares issued, respectively	1,103	1,106
Paid-in capital	824,164	828,195
Retained earnings, substantially restricted	523,089	508,842
Accumulated other comprehensive loss, net	(13,497)	(9,977)
Unallocated common stock of Employee Stock Ownership Plan	(27,409)	(11,651)
Total shareholders’ equity	1,307,450	1,316,515

Total liabilities and shareholders’ equity	$8,148,155	8,025,298

See accompanying notes to consolidated financial statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Amounts in thousands, excluding share data)

	Years ended December 31
	2010	2009	2008
Interest income:
Loans receivable	$328,948	320,121	327,128
Mortgage-backed securities	25,271	27,263	34,694
Taxable investment securities	2,514	5,384	11,828
Tax-free investment securities	11,738	11,054	12,253
Interest-earning deposits	2,097	641	2,756
Total interest income	370,568	364,463	388,659

Interest expense:
Deposits	75,174	95,394	137,061
Borrowed funds	37,753	40,412	32,232
Total interest expense	112,927	135,806	169,293
Net interest income	257,641	228,657	219,366
Provision for loan losses	40,486	41,847	22,851
Net interest income after provision for loan losses	217,155	186,810	196,515

Noninterest income:
Impairment losses on securities	(2,734)	(12,408)	(16,004)
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	1,193	6,311	—
Net impairment losses	(1,541)	(6,097)	(16,004)
Gain on sale of investments, net	2,201	403	6,037
Service charges and fees	37,921	34,811	32,432
Trust and other financial services income	7,252	6,307	6,718
Insurance commission income	5,190	2,658	2,376
Loss on real estate owned, net	(2,572)	(4,054)	(428)
Income from bank owned life insurance	5,080	4,791	4,797
Mortgage banking income/ (loss)	2,196	7,434	(1,500)
Gain on bargain purchase of Keystone State Savings Bank	—	3,503	—
Other operating income	4,671	3,581	4,324
Total noninterest income	60,398	53,337	38,752

Noninterest expense:
Compensation and employee benefits	100,709	95,594	91,129
Premises and occupancy costs	22,665	21,963	21,924
Office operations	13,864	12,947	13,237
Processing expenses	23,152	21,312	18,652
Professional services	2,728	2,590	2,582
Amortization of intangible assets	2,784	3,020	4,387
Marketing expenses	9,875	9,152	5,500
Real estate owned expense	2,901	2,461	1,959
Federal deposit insurance premiums	9,054	8,309	3,884
FDIC special assessment	—	3,288	—
Loss on early extinguishment of debt	—	—	705
Contribution to charitable foundation	—	13,822	—
Acquisition expenses	1,229	—	—
Other expenses	7,547	6,036	6,169
Total noninterest expense	196,508	200,494	170,128
Income before income taxes	81,045	39,653	65,139
Provision for income taxes:
Federal	20,267	5,468	14,739
State	3,255	1,532	2,229
Total provision for income taxes	23,522	7,000	16,968
Net income	$57,523	32,653	48,171
Basic earnings per share	$0.53	0.30	0.44
Diluted earnings per share	$0.53	0.30	0.44

See accompanying notes to consolidated financial statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2010, 2009 and 2008
(Amounts in thousands, excluding share data)

	Common Stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net	Employee Stock Ownership Plan	Treasury stock	Total Stockholders’ Equity

Balance at December 31, 2007	$5,119	214,606	457,926	1,388	—	(66,088)	612,878
Comprehensive income:
Net income	—	—	48,171	—	—	—	48,171
Other comprehensive income, net of tax of $19,575	—	—	—	(31,963)	—	—	(31,963)
Total comprehensive income	—	—	48,171	(31,963)	—	—	16,208
Treasury stock repurchases	—	—	—	—	—	(3,335)	(3,335)
Exercise of stock options	5	995	—	—	—	—	1,000
Stock compensation	—	2,731	—	—	—	—	2,731
Dividends paid ($0.40 per share)	—	—	(15,771)	—	—	—	(15,771)
Balance at December 31, 2008	5,124	218,332	490,326	(30,575)	—	(69,423)	613,784
Effect of adoption of investment impairment accounting rules, net of tax of $903	—	—	1,676	(1,676)	—	—	—
Comprehensive income:
Net income	—	—	32,653	—	—	—	32,653
Other comprehensive loss, net of tax of $(11,696)	—	—	—	22,274	—	—	22,274
Total comprehensive income	—	—	32,653	22,274	—	—	54,927
Second-step conversion, including net proceeds	(4,021)	607,513	—	—	—	69,423	672,915
Exercise of stock options	3	210	—	—	—	—	213
Stock compensation	—	2,140	—	—	—	—	2,140
Purchase of common stock by ESOP	—	—	—	—	(11,651)	—	(11,651)
Dividends paid ($0.40 per share)	—	—	(15,813)	—	—	—	(15,813)
Balance at December 31, 2009	1,106	828,195	508,842	(9,977)	(11,651)	—	1,316,515
Comprehensive income:
Net income	—	—	57,523	—	—	—	57,523
Other comprehensive income, net of tax of $1,948	—	—	—	(3,520)	—	—	(3,520)
Total comprehensive income	—	—	57,523	(3,520)	—	—	54,003
Exercise of stock options	2	1,597	—	—	—	—	1,599
Share repurchases	(5)	(6,423)	—	—	—	—	(6,428)
Stock compensation	—	795	—	—	1,442	—	2,237
Purchase of common stock by ESOP	—	—	—	—	(17,200)	—	(17,200)
Dividends paid ($0.40 per share)	—	—	(43,276)	—	—	—	(43,276)
Balance at December 31, 2010	$1,103	824,164	523,089	(13,497)	(27,409)	—	1,307,450

See accompanying notes to consolidated financial statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements Of Cash Flows
(Amounts in thousands)

	Years ended December 31
	2010	2009	2008

Operating activities:
Net income	$57,523	32,653	48,171
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	40,486	41,847	22,851
Net loss/ (gain) on sales of assets	810	(2,840)	(3,468)
Net depreciation, amortization, and accretion	14,771	17,188	16,222
Decrease/ (increase) in other assets	11,060	(43,483)	(2,007)
(Decrease)/ increase in other liabilities	(5,241)	5,795	3,997
Net amortization of discounts on marketable securities	(130)	(3,854)	(6,382)
Noncash compensation expense related to stock benefit plans	2,237	2,140	2,731
Noncash other-than-temporary impairment of investment securities	1,541	6,097	16,004
Noncash impairment of real estate owned	1,338	3,862	—
Noncash charitable contribution	—	12,822	—
Noncash impairment/(recovery) of mortgage servicing rights	(505)	(1,840)	2,165
FHLB prepayment penalty	(52,016)	—	—
Deferred income tax expense/(benefit)	431	(8,763)	(6,480)
Gain on bargain purchase	—	(3,503)	—
Origination of loans held for sale	(207,272)	(574,789)	(234,973)
Proceeds from sales of loans held for sale	205,310	595,283	212,535
Net cash provided by operating activities	70,343	78,615	71,366

Investing activities:
Purchase of marketable securities held-to-maturity	(485,995)	—	—
Purchase of marketable securities available-for-sale	(296,576)	(222,905)	(457,776)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	126,766	—	—
Proceeds from maturities and principal reductions of marketable securities available-for-sale	355,195	297,807	319,051
Proceeds from sales of marketable securities available-for-sale	56,865	22,346	113,484
Loan originations	(1,929,914)	(1,811,403)	(1,649,652)
Proceeds from loan maturities and principal reductions	1,648,005	1,650,273	1,283,980
Redemption/(purchase) of Federal Home Loan Bank stock	3,162	—	(31,839)
Proceeds from sale of real estate owned	12,026	8,044	7,176
Sale/(purchase) of real estate owned for investment	(2,030)	(208)	155
Purchase of premises and equipment	(15,940)	(20,421)	(15,655)
Acquisitions, net of cash received	—	8,668	—
Net cash used in investing activities	(528,436)	(67,799)	(431,076)

(Continued)

NORTHWEST BANCSHARES, INC AND SUBSIDIARIES
Consolidated Statements Of Cash Flows
(Amounts in thousands)

	Years ended December 31
	2010	2009	2008

Financing activities:
Increase/ (decrease) in deposits, net	$139,912	565,388	(504,123)
Proceeds from long-term borrowings	—	—	645,000
Repayments of long-term borrowings	(36,564)	(39,598)	(84,270)
Net increase/ (decrease) in short-term borrowings	30,537	(130,831)	168,484
Increase/(decrease) in advances by borrowers for taxes and insurance	834	(4,161)	2,031
Share repurchases	(6,428)	—	(3,335)
Repayment of junior subordinated debentures	—	(5,155)	—
Cash dividends paid	(43,276)	(15,813)	(15,771)
Net proceeds from common stock offering	—	658,660	—
Purchase of common shares for ESOP	(17,200)	(11,651)	—
Proceeds from options exercised, including tax benefit realized	1,599	213	1,000
Net cash provided by financing activities	69,414	1,017,052	209,016
Net (decrease)/increase in cash and cash equivalents	$(388,679)	1,027,868	(150,694)

Cash and cash equivalents at beginning of period	$1,107,790	79,922	230,616
Net (decrease)/increase in cash and cash equivalents	(388,679)	1,027,868	(150,694)
Cash and cash equivalents at end of period	$719,111	1,107,790	79,922

Cash and cash equivalents:
Cash	$40,708	69,265	55,815
Interest earning deposits in other financial institutions	677,771	1,037,893	16,795
Federal funds sold and other short-term investments	632	632	7,312
Total cash and cash equivalents	$719,111	1,107,790	79,922

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $65,481, $80,648, and $129,275, respectively)	115,704	136,507	168,455
Income taxes	19,715	20,833	22,541

Noncash activities:
Business acquisitions:
Fair value of assets acquired	$—	12,433	—
Net cash received	—	8,668	—
Liabilities assumed	$—	21,101	—

Loan foreclosures and repossessions	$15,121	15,511	15,780
Loans transferred to held for investment from held for sale	—	—	24,827
Sale of real estate owned financed by the Company	1,348	3,116	614

See accompanying notes to consolidated financial statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

(1)	Summary of Significant Accounting Policies

(a)           Nature of Operations

Northwest Bancshares, Inc. (Company) is a Maryland corporation that was incorporated in September 2009 to be the successor to Northwest Bancorp, Inc. upon completion of the mutual-to-stock conversion of Northwest Bancorp, MHC, its mutual holding company parent.  As a result of the conversion, share information prior to December 18, 2009 has been revised to reflect the 2.25 to 1 conversion rate.  Northwest Bancshares, Inc., which is headquartered in Warren, Pennsylvania, is a federal savings and loan holding company for its wholly owned subsidiary, Northwest Savings Bank (Northwest). Northwest, a Pennsylvania chartered savings bank, offers traditional deposit and loan products through its 171 banking locations in Pennsylvania, New York, Ohio, Maryland, and Florida. Northwest, through its subsidiary Northwest Consumer Discount Company, also offers loan products through 52 consumer finance offices in Pennsylvania.

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

(c)           Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, interest-bearing deposits in other financial institutions, federal funds sold, and other short-term investments with original maturities of three months or less.

(d)           Investment Securities

We classify marketable securities at the time of purchase as held-to-maturity, available-for-sale, or trading securities. Securities for which management has the intent and we have the ability to hold until their maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts on a level yield basis.  If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income, a separate component of shareholders’ equity, net of tax. Securities classified as available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings. The cost of securities sold is determined on a specific identification basis. The Company held no securities classified as trading at or for the years ended December 31, 2010 and 2009.

The Company regularly reviews its investment securities for declines in value below amortized cost that might be considered “other than temporary.”  We consider our intent to sell the investment securities evaluated and the likelihood that we will not have to sell the investment securities before recovery of their cost basis.  If impairment exists on investment securities, credit related impairment losses are recorded in earnings while noncredit related impairment losses are recorded in accumulated other comprehensive income, if we do not intend to sell and it is not more likely than not we will be required to sell.  Otherwise, the entire unrealized loss is recorded in earnings.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

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

Loans are placed on nonaccrual status when principal or interest is 90 days or more delinquent, or when there is reasonable doubt that interest or principal will not be collected in accordance with the contractual terms. Interest receipts on nonaccrual and impaired loans are recognized as interest revenue or are applied to principal when collectability of principal is in doubt. Nonaccrual loans generally are restored to an accrual basis when principal and interest become current (and a period of performance has been established in accordance with the contractual terms, typically six months).

A loan is considered to be a troubled debt restructured loan (“TDR”) when the terms have been renegotiated to a below market condition to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower.  Troubled debt restructurings are determined on the contractual terms as specified by the original loan agreement of the most recent modification.

The Company has identified certain residential loans, which will be sold prior to maturity, as loans held for sale. These loans are recorded at the lower of amortized cost or fair value less estimated cost to sell and at December 31, 2010 and 2009 were $11.4 million and $1.2 million, respectively.

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

When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or fair value of the collateral, less cost to sell, if the loan is collateral dependent. Larger loans are evaluated individually for impairment. Smaller balance, homogeneous loans (e.g., primarily consumer and residential mortgages) are evaluated collectively for impairment. Impairment losses are included in the allowance for loan losses. Impaired loans are charged off when management believes that the ultimate collectability of a loan is not likely.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

Interest income on impaired loans is recognized using the cash basis method. Such interest ultimately collected is credited to income in the period of recovery or applied to reduce principal if there is sufficient doubt about the collectability of principal.

The allowance for loan losses is shown as a valuation allowance to loans.  The accounting policy for the determination of the adequacy of the allowance requires us to make numerous complex and subjective estimates and assumptions relating to amounts which are inherently uncertain.  The allowance for loan losses is maintained to absorb losses inherent in the loan portfolio as of the balance sheet date based on our judgment.  The methodology used to determine the allowance for loan losses is designed to provide procedural discipline in assessing the appropriateness of the allowance for loan losses.  Losses are charged against the allowance for loan losses and recoveries are added to the allowance for loan losses.  The allowance for loan losses consists of four elements:

•	An allowance for impaired loans;
•	An allowance for homogenous loans based on historical losses;
•	An allowance for homogenous loans based on judgmental factors; and
•	An unallocated allowance based on general economic conditions and risk factors in our individual markets.

The first element, impaired loans, is based on individual analysis of all nonperforming loans over $1.0 million.  The allowance is measured by the difference between the recorded value of impaired loans and their impaired value.  Impaired value is either the present value of the expected future cash flows from the borrower, the market value of the loan, or the fair value of the collateral.

The second element is a rolling three year average of actual losses incurred, adjusted for a loss realization period (the period of time from the event of loss to loss realization), applied to homogenous pools of loans categorized by similar risk characteristics.

The third element augments the historical loss factors for changes in economic conditions, lending policies and procedures, the nature and volume of the loan portfolio, management, delinquency trends, loan administration, underlying collateral and concentrations of credit.

The fourth element, the unallocated allowance, is based on our judgment regarding economic conditions, collateral values, specific loans and industry conditions and results of bank regulatory and internal credit exams.

The allocation of the allowance for loan losses is inherently judgmental, and the entire allowance for loan losses is available to absorb loan losses regardless of the nature of the loss.

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

(h)           Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is accumulated on a straight-line basis over the estimated useful lives of the related assets. Estimated lives range from three to thirty years. Amortization of leasehold improvements is accumulated on a straight-line basis over the terms of the related leases or the useful lives of the related assets, whichever is shorter.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

(i)           Goodwill

Goodwill is generated from the premium paid for an acquisition and is allocated to reporting units, which are either the Company’s reportable segments or one level below.   Goodwill is not subject to amortization but is tested for impairment at least annually, and possibly more frequently if certain events or changes in circumstances arise.  Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill.  Reporting units are identified based upon analyzing each individual operating segment.  A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews.  Determining the fair value of a reporting unit requires a high degree of subjective management judgment, including developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium.  The selection and weighting of the various fair value techniques may result in a higher or lower fair value.  Judgment is applied in determining the weightings that are most representative of fair value.  We have established June 30th of each year as the date for conducting our annual goodwill impairment assessment.  As of June 30, 2010, we, through the assistance of an external third party, performed an impairment test on goodwill.  We valued each reporting unit by using a weighted average of four valuation methodologies; comparable transaction approach, control premium approach, public market peers approach and discounted cash flow approach.  Declines in fair value could result in impairment being identified.  At June 30, 2010, we did not identify any individual reporting unit where the fair value was less than the carrying value and no other events or changes have occurred since that date that would warrant an updated valuation.  Future changes in the economic environment or the operations of the operating units could cause changes to the variables used, which could give rise to declines in the estimated fair value of the reporting units.  We have performed the required goodwill impairment tests and have determined that goodwill is not impaired as of December 31, 2010 and 2009.

(j)           Core Deposit Intangibles

The Company, through the assistance of an independent third party, analyzes and prepares a core deposit study for all acquisitions. This study reflects the cumulative present value benefit of acquiring deposits versus an alternative source of funding. Based upon this analysis, the amount of the premium related to the core deposits of the business purchased is calculated along with the estimated life of the acquired deposits. The core deposit intangible, which is recorded in other intangible assets, is then amortized to expense on an accelerated basis over an approximate life of seven years.

(k)           Bank-Owned Life Insurance

The Company owns insurance on the lives of a certain group of key employees and directors. The policies were purchased to help offset the increase in the costs of various fringe benefit plans, including healthcare, as well as the directors deferred compensation plan.  The cash surrender value of these policies is included as an asset on the consolidated statements of financial condition, and any increases in the cash surrender value are recorded as noninterest income on the consolidated statements of income. In the event of the death of an insured individual under these policies, after distribution to the insured’s beneficiaries the Company would receive a death benefit, which would be recorded as noninterest income.

(l)           Deposits

Interest on deposits is accrued and charged to expense monthly and is paid or credited in accordance with the terms of the accounts.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

(m)           Pension Plans

The Company maintains multiple noncontributory defined benefit pension plans for substantially all of our employees.  The net periodic pension cost has been calculated using service cost, interest cost, expected returns on plan assets and net amortization.  The Company changed its measurement date to December 31 from October 31 for its defined benefit pension plans effective December 31, 2008 as required by a change in accounting standards.

(n)           Income Taxes

The Company joins with its wholly owned subsidiaries in filing a consolidated federal income tax return.  In accordance with an intercompany tax allocation agreement, the applicable federal income tax expense or benefit is allocated to each subsidiary based upon taxable income or loss calculated on a separate company basis.  Each subsidiary is responsible for payment of its own federal income tax liability or receives reimbursement of federal income tax benefit.  In addition, deferred taxes are calculated and maintained on a separate company basis.

The Company accounts for income taxes using the asset and liability method.  The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities based on the tax rates expected to be in effect when such amounts are realized or settled.

(o)           Stock Related Compensation

The Company determines the fair value of each option award, estimated on the grant date, using the Black-Scholes-Merton option-pricing model.  During the year ended December 31, 2010 the Company awarded 484,576 stock options to employees and 54,000 stock options to directors.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the grant date and options generally vest over a five-year to seven-year period from the grant date. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options is based upon exercise and forfeiture experience in previous option grants. The risk-free rate is based on yields on U.S. Treasury securities of a similar maturity to the expected term of the options. New shares are issued when options granted.

Stock-based employee compensation expense related to the Company’s recognition and retention plan of $237,000, $911,000 and $1.1 million was included in income before income taxes during the years ended December 31, 2010, 2009 and 2008, respectively. The effect on net income for the years ended December 31, 2010, 2009 and 2008 was a reduction of $154,000, $592,000 and $710,000, respectively. Total compensation expense for unvested stock options of $1.4 million has yet to be recognized as of December 31, 2010. The weighted average period over which this remaining stock option expense will be recognized is approximately 2.10 years.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

(q)           Derivative financial instruments – interest rate swaps

The Company recognizes all derivative financial instruments as either assets or liabilities in the balance sheet and measures those instruments at fair value.  The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.  An entity that elects to use hedge accounting is required, at inception, to establish the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge.  Those methods must be consistent with the Company’s approach to managing risk.

The Company utilizes interest rate swap agreements as part of the management of interest rate risk to hedge the interest rate risk on the Company’s trust preferred debentures.  Amounts receivable or payable are recognized as accrued under the terms of the agreements and the differential is recorded as an adjustment to interest expense.  The interest rate swaps are designated as cash flow hedges, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income.  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense.  See note 22 for related disclosures.

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.”  This guidance improves disclosures about fair value of financial instruments and requires additional disclosures regarding fair value measurements. Specifically, the guidance requires entities to disclose the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, to disclose reasons for any transfers in or out of Level 3 and to separately disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements. In addition, the guidance also clarifies certain existing fair value measurement disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements separately, the amendments are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of the remaining provisions at December 31, 2010 is not expected to have a material impact on our consolidated financial statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

In July 2010, FASB issued Accounting Standards Update No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of this guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables by providing additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company adopted the provisions of the standard as of December 31, 2010.  See footnote 4 for the required disclosures.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

(3)	Marketable Securities

Marketable securities available-for-sale at December 31, 2010 are as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
U.S. government and agencies:
Due in one year or less	$67	—	—	67
Government sponsored enterprises:
Due in one year – five years	1,989	93	—	2,082
Due in five years – ten years	6,495	347	—	6,842
Due after ten years	9,948	—	(53)	9,895
Equity securities	861	86	(1)	946
Municipal securities:
Due in one year – five years	3,382	125	—	3,507
Due in five years – ten years	37,898	1,023	—	38,921
Due after ten years	173,255	1,158	(8,548)	165,865
Corporate debt issues:
Due in one year or less	100	—	—	100
Due in one year – five years	500	—	—	500
Due after ten years	25,417	196	(7,353)	18,260
Residential mortgage-backed securities:
Fixed rate pass-through	111,581	7,153	(12)	118,722
Variable rate pass-through	167,685	7,260	(8)	174,937
Fixed rate non-agency CMO	13,825	91	(843)	13,073
Fixed rate agency CMO	112,483	1,067	(759)	112,791
Variable rate non-agency CMO	3,274	—	(379)	2,895
Variable rate agency CMO	277,031	4,525	(276)	281,280
Total mortgage-backed securities	685,879	20,096	(2,277)	703,698
Total securities available-for-sale	$945,791	23,124	(18,232)	950,683

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

Marketable securities held to maturity at December 31, 2010 are as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Held-to-maturity:
Government sponsored enterprises:
Due in one year or less	$26,500	36	—	26,536
Municipal securities:
Due after ten years	80,020	7	(3,940)	76,087
Residential mortgage-backed securities:
Fixed rate pass-through	29,820	410	(4)	30,226
Variable rate pass-through	9,853	79	—	9,932
Fixed rate agency CMO	186,948	924	(1,701)	186,171
Variable rate agency CMO	24,781	393	—	25,174
Total mortgage-backed securities	251,402	1,806	(1,705)	251,503
Total securities held-to-maturity	$357,922	1,849	(5,645)	354,126

Marketable securities at December 31, 2009 are as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
U.S. government and agencies:
Due in one year or less	$76	—	(1)	75
Government sponsored enterprises:
Due in one year – five years	1,977	153	—	2,130
Due in five years – ten years	21,912	524	—	22,436
Due after ten years	52,667	1,128	(498)	53,297
Equity securities	1,054	191	(118)	1,127
Municipal securities:
Due in one year – five years	3,146	68	—	3,214
Due in five years – ten years	41,170	1,163	—	42,333
Due after ten years	190,812	2,774	(1,677)	191,909
Corporate debt issues:
Due in one year – five years	500	—	—	500
Due after ten years	26,882	168	(10,549)	16,501
Residential mortgage-backed securities:
Fixed rate pass-through	145,363	6,440	(47)	151,756
Variable rate pass-through	231,232	7,894	(85)	239,041
Fixed rate non-agency CMO	18,919	48	(1,788)	17,179
Fixed rate agency CMO	19,994	982	—	20,976
Variable rate non-agency CMO	9,075	—	(1,170)	7,905
Variable rate agency CMO	294,398	2,642	(330)	296,710
Total mortgage-backed securities	718,981	18,006	(3,420)	733,567
Total securities available-for-sale	$1,059,177	24,175	(16,263)	1,067,089

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

The following table presents information regarding the issuers and the carrying values of the Company’s mortgage-backed securities at December 31, 2010 and 2009:

	December 31
	2010	2009
Residential mortgage backed securities:
FNMA	$355,727	256,981
GNMA	223,768	126,164
FHLMC	335,803	324,562
Other (including non-agency)	39,802	25,860
Total residential mortgage-backed securities	$955,100	733,567

Marketable securities having a carrying value of $759.6 million at December 31, 2010, were pledged under collateral agreements. During the years ended December 31, 2010, 2009 and 2008 the Company sold marketable securities classified as available-for-sale for $56.9 million, $22.3 million and $113.5 million, respectively with gross realized gains of $2.3 million, $403,000 and $6.0 million, respectively and gross realized losses of $147,000, $0 and $0, respectively.  During the years ended December 31, 2010, 2009 and 2008 the Company recognized non-cash other-than-temporary credit related impairment in its investment portfolio resulting in write-downs of $1.5 million, $6.1 million and $16.0 million, respectively.

The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2010:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government and agencies	$9,896	(53)	35	(1)	9,931	(54)
Municipal securities	188,659	(11,107)	8,181	(1,381)	196,840	(12,488)
Corporate issues	—	—	13,700	(7,353)	13,700	(7,353)
Equities	44	(1)	—	—	44	(1)
Residential mortgage-backed securities – non-agency	303	(301)	10,093	(921)	10,396	(1,222)
Residential mortgage-backed securities – agency	212,261	(2,632)	4,949	(127)	217,210	(2,759)
Total temporarily impaired securities	$411,163	(14,094)	36,958	(9,783)	448,121	(23,877)

The decline in the fair value of securities primarily resulted from changes in interest rates and the illiquidity in the marketplace.  Regularly, the Company performs an assessment to determine whether there have been any events or economic circumstances to indicate that a security which has an unrealized loss is impaired other-than-temporarily.  The assessment considers many factors including the severity and duration of the impairment; recent events specific to the issuer or industry; and for debt securities, external credit ratings, underlying collateral position and recent downgrades.  For asset backed securities, the Company evaluates current characteristics of each security such as delinquency and foreclosure levels, credit enhancement and projected losses and coverage.  It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses.  Events that may trigger material declines in fair values for these securities in the future would be, but are not limited to; deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.  For debt securities, credit related other-than-temporary impairment is recognized in earnings, while noncredit related other-than-temporary impairment on securities not expected to be sold is recognized in other comprehensive income. The Company asserts that it does not have the intent to sell these securities and it is more likely than not that it will not have to sell these securities before a recovery of its cost basis.  For these reasons, the Company considers the unrealized losses to be temporary impairment losses. There are approximately 242 positions that are temporarily impaired at December 31, 2010. The aggregate carrying amount of cost-method investments, including both held-to-maturity and available-for-sale, at December 31, 2010 was $1.309 billion of which all were evaluated for impairment.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

As of December 31, 2010, we had nine investments in corporate issues with total book value of $21.1 million and total fair value of $13.7 million, where book value exceeded carrying value for more than 12 months.  These investments were three single issuer trust preferred investments and six pooled trust preferred investments.  The single issuer trust preferred investments were evaluated for other-than-temporary impairment by determining the strength of the underlying issuer.  In each case, the underlying issuer was “well-capitalized” for regulatory purposes.  None of the issuers have deferred interest payments or announced the intention to defer interest payments.  We believe the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR is significantly lower than current market spreads.  We concluded the impairment of these investments was considered temporary.  In making that determination, we also considered the duration and the severity of the losses.  The pooled trust preferred investments were evaluated for other-than-temporary impairment considering duration and severity of losses, actual cash flows, projected cash flows, performing collateral, the class of securities we owned and the amount of additional defaults the structure could withstand prior to the security experiencing a disruption in cash flows.  None of these investments are projecting near-term cash flow disruptions, nor have any of the investments experienced a cash flow disruption.

We concluded, based on all facts evaluated, the remaining impairment of these investments, other than the credit related impairment recognized, was considered temporary and management asserts that we do not have the intent to sell these investments and that it is more likely than not we will not have to sell the investments before recovery of their cost basis.

The following table provides class, book value and ratings information for our portfolio of corporate investments that had an unrealized loss as of December 31, 2010:

		Total
Description	Class	Book Value	Fair Value	Unrealized Losses	Moody’s/ Fitch Ratings
Bank Boston Capital Trust (1)	N/A	$988	702	(286)	Baa3/ BBB-
Reliance Capital Trust	N/A	1,000	838	(162)	Not rated
Huntington Capital Trust	N/A	1,422	848	(574)	Ba1/ BBB-
MM Community Funding I	Mezzanine	105	56	(49)	Ca/ C
MM Community Funding II	Mezzanine	331	29	(302)	Baa2/ BB
I-Pre TSL I	Mezzanine	1,500	188	(1,312)	Not rated/CCC
I-Pre TSL II	Mezzanine	1,500	188	(1,312)	Not rated/ B
Pre TSL XIX	Senior A-1	8,770	6,715	(2,055)	Baa2/ BBB
Pre TSL XX	Senior A-1	5,437	4,136	(1,301)	Ba2/ BB
		$21,053	13,700	(7,353)

(1)	Bank Boston was acquired by Bank of America

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

The following table provides collateral information on pooled trust preferred investments included in the previous table as of December 31, 2010:

	Total Collateral	Current Deferrals and Defaults	Performing Collateral	Additional Immediate Defaults before Causing an Interest Shortfall
I-Pre TSL I	$193,500	17,500	176,000	101,500
I-Pre TSL II	378,000	—	378,000	153,000
Pre TSL XIX	699,981	172,400	527,581	185,000
Pre TSL XX	576,238	176,500	399,738	109,500

Mortgage-backed securities include agency (Fannie Mae, Freddie Mac and Ginnie Mae) mortgage-backed securities and non-agency collateralized mortgage obligations.  We review our portfolio of agency backed mortgage-backed securities quarterly for impairment.  As of December 31, 2010, we believe that the impairment within our portfolio of agency mortgage-backed securities is temporary.  As of December 31, 2010, we had 11 non-agency collateralized mortgage obligations with total book value of $17.1 million and total fair value of $16.0 million.  During the year ended December 31, 2010, we recognized other-than-temporary credit related impairment of $1.1 million related to four of these investments.  After recognizing the other-than-temporary impairment, our book value on these four investments was $10.7 million, with a fair value of $9.6 million.  We determined how much of the impairment was credit related and noncredit related by analyzing cash flow estimates, estimated prepayment speeds, loss severity and conditional default rates.  We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.  The impairment on the other seven collateralized mortgage obligations, with book value of $6.4 million and fair value of $6.4 million, were also reviewed considering the severity and length of impairment.  After this review, we determined that the impairment on these seven securities was temporary.

The following table shows issuer specific information, book value, fair value, unrealized losses and other-than-temporary impairment recorded in earnings for our portfolio on non-agency collateralized mortgage obligations as of December 31, 2010:

				Life to Date
	Total			Impairment
Description	Book Value	Fair Value	Unrealized Losses	Recorded in Earnings
AMAC 2003-6 2A2	$604	619	—	—
AMAC 2003-6 2A8	1,250	1,277	—	—
AMAC 2003-7 A3	737	748	—	—
BOAMS 2005-11 1A8	3,580	3,441	(139)	(146)
CWALT 2005-J14 A3	5,661	4,957	(704)	(411)
CFSB 2003-17 2A2	1,130	1,145	—	—
WAMU 2003-S2 A4	862	885	—	—
CMLTI 2005-10 1A5B	897	897	—	(2,952)
FHASI 2003-8 1A24	693	685	(8)	—
SARM 2005-21 4A2	605	303	(302)	(3,100)
WFMBS 2003-B A2	1,080	1,011	(69)	—
	$17,099	15,968	(1,222)	(6,609)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

The follow table sets forth the categories of investment securities at December 31, 2010 on which other-than-temporary impairment charges have been recorded in earnings:

	Total			Accumulated
Category	Book Value	Fair Value	Unrealized Gain/ (Loss)	Impairment Charges
Freddie Mac preferred shares	$76	97	21	(7,424)
Trust preferred investments	15,924	12,705	(3,219)	(8,838)
Non-agency CMOs	10,743	9,598	(1,145)	(6,609)
Equity securities	135	135	—	(94)
	$26,878	22,535	(4,343)	(22,965)

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	December 31
	2010	2009

Beginning balance as of January 1,	$13,998	7,901
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	6,057
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	1,447	40
Ending balance as of December 31,	$15,445	13,998

The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2009:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government and agencies	$17,051	(490)	266	(8)	17,317	(498)
Municipal securities	43,897	(598)	10,505	(1,079)	54,402	(1,677)
Corporate issues	—	—	12,058	(10,549)	12,058	(10,549)
Equities	452	(118)	—	—	452	(118)
Residential mortgage-backed securities – non-agency	1,194	(2)	19,451	(2,957)	20,645	(2,959)
Residential mortgage-backed securities – agency	25,752	(181)	43,067	(281)	68,819	(462)
Total temporarily impaired securities	$88,346	(1,389)	85,347	(14,874)	173,693	(16,263)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

The following table provides class, book value and ratings information for our portfolio of corporate investments that had an unrealized loss as of December 31, 2009:

		Total
Description	Class	Book Value	Fair Value	Unrealized Losses	Moody’s/ Fitch Ratings
North Fork Capital (1)	N/A	$1,009	892	(117)	Baa2/ BBB
Bank Boston Capital Trust (2)	N/A	988	670	(318)	Baa3/ BB
Reliance Capital Trust	N/A	1,000	814	(186)	Not rated
Huntington Capital Trust	N/A	1,420	586	(834)	Baa3/ BB+
MM Community Funding I	Mezzanine	467	30	(437)	Ca/ CCC
MM Community Funding II	Mezzanine	385	40	(345)	BBB/ BBB
I-Pre TSL I	Mezzanine	1,500	225	(1,275)	Not rated/ BB
I-Pre TSL II	Mezzanine	1,500	225	(1,275)	Not rated/ BB
Pre TSL XIX	Senior A-1	8,853	5,125	(3,728)	A3/ AA
Pre TSL XX	Senior A-1	5,485	3,451	(2,034)	Baa1/ A
		$22,607	12,058	(10,549)

(1)	North Fork Bank was acquired by Capital One Financial Corporation
(2)	Bank Boston was acquired by Bank of America

The following table provides collateral information on pooled trust preferred investments included in the previous table as of December 31, 2009:

	Total Collateral	Current Deferrals and Defaults	Performing Collateral	Additional Immediate Defaults before Causing an Interest Shortfall
I-Pre TSL I	$193,500	17,500	176,000	97,500
I-Pre TSL II	378,000	—	378,000	153,000
Pre TSL XIX	700,535	115,000	585,535	234,000
Pre TSL XX	550,154	139,000	411,154	141,500

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

The following table shows issuer specific information, book value, fair value, unrealized losses and other-than-temporary impairment recorded in earnings for our portfolio on non-agency collateralized mortgage obligations as of December 31, 2009:

				Life to Date
	Total			Impairment
Description	Book Value	Fair Value	Unrealized Losses	Recorded in Earnings
AMAC 2003-6 2A2	$995	1,002	—	—
AMAC 2003-6 2A8	2,058	2,083	—	—
AMAC 2003-7 A3	1,196	1,194	(2)	—
BOAMS 2005-11 1A8	5,276	4,809	(467)	—
CWALT 2005-J14 A3	6,460	5,144	(1,316)	(348)
CFSB 2003-17 2A2	1,596	1,593	(3)	—
WAMU 2003-S2 A4	1,338	1,354	—	—
CMLTI 2005-10 1A5B	1,588	1,112	(476)	(2,724)
CSFB 2003-21 1A13	250	244	(6)	—
FHASI 2003-8 1A24	3,753	3,541	(212)	—
SARM 2005-21 4A2	2,080	1,717	(363)	(2,451)
WFMBS 2003-B A2	1,404	1,291	(113)	—
	$27,994	25,084	(2,958)	(5,523)

(4)	Loans Receivable

Loans receivable at December 31, 2010 and 2009 are summarized in the table below:

	December 31
	2010	2009
Real estate loans:
One-to-four family	$2,432,421	2,371,996
Home equity	1,095,953	1,080,011
Multi-family and commercial	1,423,021	1,292,145
Total real estate loans	4,951,395	4,744,152
Consumer loans:
Automobile	88,486	101,046
Education	21,957	32,860
Loans on savings accounts	11,850	12,209
Other	133,483	127,750
Total consumer loans	255,776	273,865
Commercial loans	463,006	403,589
Total loans receivable, gross	5,670,177	5,421,606
Deferred loan fees	(7,165)	(7,030)
Allowance for loan losses	(76,412)	(70,403)
Undisbursed loan proceeds (real estate loans)	(129,007)	(115,111)
Total Loan receivable, net	$5,457,593	5,229,062

At December 31, 2010, 2009 and 2008, we serviced loans for others approximating $1.310 billion, $1.401 billion and $1.100 billion, respectively. These loans serviced for others are not our assets and are not included in our financial statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

At December 31, 2010 and 2009, approximately 76% and 78%, respectively, of our loan portfolio was secured by properties located in Pennsylvania. We do not believe we have significant concentrations of credit risk to any one group of borrowers given our underwriting and collateral requirements.

Loans receivable at December 31, 2010 and 2009 include $1.757 billion and $1.612 billion, respectively, of adjustable rate loans and $3.913 billion and $3.810 billion, respectively, of fixed rate loans.

Our exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. We use the same credit policies in making commitments for off-balance-sheet financial instruments as we do for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of December 31, 2010 and 2009 are presented in the following table:

	December 31
	2010	2009
Loan commitments	$135,782	134,620
Undisbursed lines of credit	345,838	298,459
Standby letters of credit	61,485	44,283
	$543,105	477,362

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral we obtain upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies but generally may include cash, marketable securities, real estate and other property.

Outstanding loan commitments at December 31, 2010, for fixed rate loans, were $42.0 million. The interest rates on these commitments approximate market rates at December 31, 2010. Outstanding loan commitments at December 31, 2010 for adjustable rate loans were $93.8 million.  The fair values of these commitments are affected by fluctuations in market rates of interest.

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. As of December 31, 2010, the maximum potential amount of future payments we could be required to make under these standby letters of credit is $61.5 million, of which $60.2 million is fully collateralized. A liability (which represents deferred income) of $812,000 and $355,000 has been recognized for the obligations as of December 31, 2010 and 2009, respectively, and there are no recourse provisions that would enable us to recover any amounts from third parties.

Nonaccrual loans at December 31, 2010, 2009 and 2008 were $148.4 million, $124.6 million and $99.2 million, respectively.  Impaired loans at December 31, 2010, 2009 and 2008 were $205.5 million, $124.6 million and $99.2 million, respectively. Average impaired loans during the years ended December 31, 2010, 2009 and 2008 were $136.8 million, $115.4 million and $72.4 million, respectively.  Specific allowances allocated to impaired loans were $22.4 million and $19.1 million at December 31, 2010 and 2009, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

The following table provides information related to the loan portfolio as of December 31, 2010:

	Residential Mortgage	Home Equity	Other Consumer	Commercial Real Estate	Commercial	Total
Recorded investment in loan	$2,398,304	1,095,953	255,776	1,350,319	433,653	5,534,005
Allowance for loan losses	6,854	7,675	5,810	35,832	15,770	71,941
Recorded investment in loans on nonaccrual	29,528	11,348	1,704	67,305	38,506	148,391
Recorded investment in loans past due 90 days or more and still accruing	—	—	—	1,067	—	1,067
Loans collectively evaluated for impairment	2,398,304	1,095,953	255,776	1,244,884	389,614	5,384,531
Loans individually evaluated for impairment	—	—	—	105,435	44,039	149,474
Loans individually evaluated for impairment for which there is a related impairment reserve	—	—	—	78,849	37,758	116,607
Related impairment reserve	—	—	—	13,291	9,103	22,394
Loans individually evaluated for impairment for which there is no related reserve	—	—	—	26,586	6,281	32,867
TDRs	—	—	—	24,966	27,639	52,605

The following table provides information related to the allowance for loan losses as of December 31, 2010:

	Residential Mortgage	Home Equity	Other Consumer	Commercial Real Estate	Commercial	Unallocated	Total
Beginning balance	$9,349	6,293	6,554	23,942	20,073	4,192	70,403
Current period of provision	1,826	5,404	4,224	24,152	4,601	279	40,486
Charge-offs	(4,497)	(4,104)	(6,390)	(12,576)	(9,305)	—	(36,872)
Recoveries	176	82	1,422	314	401	—	2,395
Ending balance	$6,854	7,675	5,810	35,832	15,770	4,471	76,412

Credit quality indicators:  We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  We analyze loans individually by classifying the loans by credit risk.  Loans classified as special mention or substandard are reviewed quarterly for further deterioration or improvement to determine if the loan is appropriately classified.  We use the following definitions for risk ratings other than pass:

Special mention – Loans classified as special mention have specific, well-defined risk issues, which create a high level of uncertainty regarding the long-term viability of the business. Loans in this class are considered to have high-risk characteristics.  A special mention loan exhibits material negative financial trends due to company-specific or systemic conditions.  If these potential weaknesses are not mitigated, they threaten the borrower’s capacity to meet its debt obligations.  Special mention loans still demonstrate sufficient financial flexibility to react to and positively address the root cause of the adverse financial trends without significant deviations from their current business strategy. Their potential weaknesses deserve our close attention and warrant enhanced monitoring.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

Substandard – Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard.   In addition, those weaknesses make collection or liquidation in full highly questionable and improbable.   A loan classified as doubtful exhibits discernible loss potential, but a complete loss seems very unlikely.  The possibility of a loss on a doubtful loan is high, but because of certain important and reasonably specific pending factors that may strengthen the loan, its classification as an estimated loss is deferred until a more exact status can be determined.

Loss – Loans classified as loss are considered uncollectible and of such value that the continuance as a loan is not warranted.  A loss classification does not mean that the loan has no recovery or salvage value; instead, it means that it is not practical or desirable to defer writing off all or a portion of a basically worthless loan even though partial recovery may be effected in the future.

The following table sets forth information about credit quality indicators as of December 31, 2010:

	Residential Mortgage	Home Equity	Other Consumer	Commercial Real Estate	Commercial	Total
Pass	$2,368,776	1,084,605	254,072	1,112,955	349,232	5,169,640
Special Mention	—	—	—	70,638	25,710	96,348
Substandard	28,763	11,348	1,704	163,050	58,266	263,131
Doubtful	56	—	—	3,346	436	3,838
Loss	709	—	—	330	9	1,048
	$2,398,304	1,095,953	255,776	1,350,319	433,653	5,534,005

Mortgage servicing assets are recorded when the underlying loan is sold.  Upon sale, the mortgage servicing right (“MSR”) is established, which represents the then fair value of future net cash flows expected to be realized for performing the servicing activities.  The fair value of the MSRs are estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors , which are determined based on current market conditions.  In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio.  MSRs are amortized against mortgage banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

The following table shows changes in MSRs as of and for the year ended December 31, 2010:

	Servicing Rights	Valuation Allowance	Net Carrying Value and Fair Value
Balance at December 31, 2009	$8,570	(540)	8,030
Additions/ (reductions)	1,783	505	2,288
Amortization	(4,384)	—	(4,384)
Balance at December 31, 2010	$5,969	(35)	5,934

The following table shows changes in MSRs as of and for the year ended December 31, 2009:

	Servicing Rights	Valuation Allowance	Net Carrying Value and Fair Value
Balance at December 31, 2008	$8,660	(2,380)	6,280
Additions/ (reductions)	4,912	1,840	6,752
Amortization	(5,002)	—	(5,002)
Balance at December 31, 2009	$8,570	(540)	8,030

(5)	Accrued Interest Receivable

Accrued interest receivable as of December 31, 2010 and 2009 is presented in the following table:

	December 31
	2010	2009
Investment securities	$3,162	2,815
Mortgage-backed securities	2,438	2,362
Loans receivable	20,616	20,603
	$26,216	25,780

(6)	Allowance for Loan Losses

Changes in the allowance for losses on loans receivable for the years ended December 31, 2010, 2009 and 2008 are presented in the following table:

	Years ended December 31,
	2010	2009	2008
Balance, beginning of year	$70,403	54,929	41,784
Provision	40,486	41,847	22,851
Charge-offs	(36,872)	(27,816)	(11,610)
Recoveries	2,395	1,443	1,904
Balance, end of year	$76,412	70,403	54,929

While management uses available information to provide for losses, future additions to the allowance may be necessary based on changes in economic conditions.  Current economic conditions have increased the uncertainty inherent in our estimates and assumptions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

(7)	Federal Home Loan Bank Stock

Our banking subsidiary is a member of the Federal Home Loan Bank system. As a member, we are required to maintain an investment in the capital stock of the FHLB, at cost, in an amount not less than 4.6% of borrowings outstanding plus 0.35% of member asset value, as defined by FHLB and 1.6% of certain letters of credit.  During the quarter ended December 31, 2008, the FHLB suspended the payment of dividends on its capital stock as well as the regular repurchase of excess stock owned by its members.  The FHLB is not routinely repurchasing excess stock, but they have repurchased $6.2 million of our excess stock since October 2010.

(8)	Premises and Equipment

Premises and equipment at December 31, 2010 and 2009 are summarized by major classification in the following table:

	December 31
	2010	2009
Land and land improvements	$16,469	16,382
Office buildings and improvements	126,185	116,439
Furniture, fixtures and equipment	97,573	91,626
Leasehold improvements	11,080	10,920
Total, at cost	251,307	235,367
Less accumulated depreciation and amortization	(123,206)	(111,051)
Premises and equipment, net	$128,101	124,316

Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 was $12.6 million, $12.1 million and $12.0 million, respectively.

Premises used by certain of our branches and offices are occupied under formal operating lease arrangements. The leases expire on various dates through 2027. Minimum annual rentals by fiscal year are summarized in the following table:

2011	$4,013
2012	3,104
2013	2,637
2014	2,167
2015	1,685
Thereafter	8,382
$21,988

Rental expense for the years ended December 31, 2010, 2009 and 2008 was $4.9 million, $4.9 million and $5.0 million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

(9)	Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization for the years ended December 31, 2010 and 2009:

	December 31
	2010	2009
Amortized intangible assets:
Core deposit intangibles – gross	$30,578	30,275
Acquisitions	—	303
Less accumulated amortization	(28,301)	(26,108)
Core deposit intangibles – net	$2,277	4,470

Customer contract intangible assets – gross	$1,731	1,731
Acquisitions	2,048	—
Less accumulated amortization	(2,114)	(1,523)
Customer contract intangible assets, net	$1,665	208

The following information shows the actual aggregate amortization expense for the years ended December 31, 2010, 2009 and 2008 as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for each of the five succeeding fiscal years:

For the year ended 12/31/08	$4,387
For the year ended 12/31/09	3,020
For the year ended 12/31/10	2,784
For the year ended 12/31/11	1,730
For the year ended 12/31/12	1,019
For the year ended 12/31/13	647
For the year ended 12/31/14	296
For the year ended 12/31/15	140

The following table provides information for the changes in the carrying amount of goodwill:

	Community Banks	Consumer Finance	Total
Balance at December 31, 2008	$170,050	1,313	171,363
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Balance at December 31, 2009	170,050	1,313	171,363
Goodwill acquired	219	300	519
Impairment losses	—	—	—
Balance at December 31, 2010	$170,269	1,613	171,882

We have performed the required goodwill impairment tests and have determined that goodwill is not impaired as of December 31, 2010 and 2009.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

(10)	Deposits

Deposit balances at December 31, 2010 and 2009 are shown in the table below:

	December 31
	2010	2009
Savings accounts	$1,049,194	924,461
Interest-bearing checking accounts	782,257	768,110
Noninterest-bearing checking accounts	575,281	487,036
Money market deposit accounts	899,688	820,076
Certificates of deposit	2,457,916	2,624,741
	$5,764,336	5,624,424

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 at December 31, 2010 and 2009 was $623.3 million and $628.9 million, respectively.  Generally, deposits in excess of $250,000 are not federally insured.

It is not our practice to solicit brokered deposits.  We are a registered participant in the CDARS program and have no customers currently participating.

The following table summarizes the contractual maturity of the certificate accounts at December 31, 2010 and 2009:

	December 31
	2010	2009
Due within 12 months	$1,230,549	1,545,784
Due between 12 and 24 months	803,502	365,729
Due between 24 and 36 months	208,304	592,298
Due between 36 and 48 months	50,791	58,821
Due between 48 and 60 months	124,825	47,323
After 60 months	39,945	14,786
	$2,457,916	2,624,741

The following table summarizes the interest expense incurred on the respective deposits for the years ended December 31, 2010, 2009 and 2008:

	Years ended December 31,
	2010	2009	2008
Savings accounts	$8,166	6,501	9,159
Interest-bearing checking accounts	1,211	2,536	6,434
Money market deposit accounts	5,977	8,471	14,726
Certificate accounts	59,820	77,886	106,742
	$75,174	95,394	137,061

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

(11)	Borrowed Funds

Borrowed funds at December 31, 2010 and 2009 are presented in the following table:

	December 31
	2010		2009
	Amount	Avg. Rate	Amount	Avg. Rate
Term notes payable to the FHLB of Pittsburgh:
Due within one year	$50,000	4.87%	36,506	4.35%
Due between one and two years	—	—	160,000	4.11%
Due between two and three years	—	—	145,000	3.90%
Due between three and four years	65	1.75%	125,000	3.85%
Due between four and five years	110,000	2.53%	125,085	4.03%
Due between five and ten years	585,586	3.88%	190,630	4.17%
	745,651		782,221
Revolving line of credit, FHLB of Pittsburgh	—	—	—	—
Securities sold under agreement to repurchase, due within one year	145,642	0.74%	115,105	1.55%
Total borrowed funds	$891,293		897,326

Borrowings from the FHLB of Pittsburgh are secured by our residential first mortgage loans and other qualifying loans.  Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.  During 2010, we restructured $695.0 million of FHLB of Pittsburgh borrowings reducing the annual cost by 0.22%, while extending the average maturities of these borrowings by 3.5 years.  We incurred a penalty of $52.2 million in conjunction with this restructuring, which will be amortized over the life of the borrowings into interest expense.

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $150.0 million maturing on December 7, 2011. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty.

The securities sold under agreements to repurchase are collateralized by various securities held in safekeeping by the FHLB of Pittsburgh. The market value of such securities exceeds the value of the securities sold under agreements to repurchase. The average amount of agreements outstanding in the years ended December 31, 2010, 2009 and 2008 was $127.4 million, $90.7 million and $88.3 million, respectively. The maximum amount of security repurchase agreements outstanding during the years ended December 31, 2010, 2009 and 2008 was $157.6 million, $115.3 million and $98.1 million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

(12)	Income Taxes

Total income tax was allocated for the years ended December 31, 2010, 2009 and 2008 as follows:

	Years ended December 31,
	2010	2009	2008
Income before income taxes	$23,522	7,000	16,968
Goodwill for prior acquisition	—	—	(251)
Shareholders’ equity for unrealized (loss)/ gain on securities available-for-sale	(1,173)	5,116	(5,916)
Shareholders’ equity for tax benefit for excess of fair value above cost of stock benefit plans	(369)	(17)	(349)
Shareholders’ equity for pension adjustment	758	4,626	(9,099)
Shareholders’ equity for swap fair value adjustment	(1,534)	2,857	(4,590)
	$21,204	19,582	(3,237)

Income tax expense (benefit) applicable to income before taxes consists of:

	Years ended December 31,
	2010	2009	2008
Current	$23,091	15,763	23,448
Deferred	431	(8,763)	(6,480)
	$23,522	7,000	16,968

A reconciliation of the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income for the years ended December 31, 2010, 2009 and 2008, is as follows:

	Years ended December 31,
	2010	2009	2008
Expected tax rate	35.0%	35.0%	35.0%
Tax-exempt interest income	(5.9)%	(11.6)%	(7.4)%
State income tax, net of federal benefit	2.7%	2.5%	2.2%
Bank-owned life insurance	(2.2)%	(4.2)%	(2.6)%
Non-taxable gain on bargain purchase	—	(3.1)%	—
Other	(0.6)%	(0.9)%	(1.2)%
Effective tax rate	29.0%	17.7%	26.0%

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

	December 31
	2010	2009
Deferred tax assets:
Deferred fee income	$538	538
Deferred compensation expense	3,010	2,072
Net operating loss carryforwards	1,048	1,284
Bad debts	19,334	19,466
Accrued postretirement benefit cost	699	688
Stock benefit plans	318	292
Writedown of investment securities	8,005	7,498
Reserve for uncollected interest	5,376	3,591
Pension expense	521	587
Pension and postretirement benefits	6,675	7,434
Unrealized loss on the fair value of derivatives	3,267	1,733
Charitable contribution carryforward	1,022	3,965
Other	363	376
	50,176	49,524
Deferred tax liabilities:
Marketable securities available for sale	1,865	3,038
Purchase accounting	1,183	1,659
Intangible asset	14,488	12,760
Mortgage servicing rights	2,077	2,811
Fixed assets	6,561	6,828
Other	728	671
	26,902	27,767
Net deferred tax asset/ (liability)	$23,274	21,757

We have determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through carryback to taxable income in prior years, future reversals of existing temporary differences, and through future taxable income. We will continue to review the criteria related to the recognition of deferred tax assets on a regular basis.

Under provisions of the Internal Revenue Code (“IRC”), Northwest has approximately $2.9 million of federal net operating losses, which expire in years 2026 through 2029. These net operating losses, which were acquired as part of previous acquisitions, are subject to annual carryforward limitations imposed by IRC code section 382.  We also have $1.0 million of charitable contribution carryforwards, which will expire in 2014.  We believe the limitations will not prevent the carryforward benefits from being utilized.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

We utilize a comprehensive model to recognize, measure, present and disclose in our financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  At December 31, 2010 there were no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate.  We recognize interest accrued and penalties (if any) related to unrecognized tax benefits in income tax expense.  During the year ended December 31, 2010, we did not accrue any interest.  At December 31, 2010, we had no amount accrued for interest or the payment of penalties.

We are subject to routine audits of our tax returns by the Internal Revenue Service as well as all states in which we conduct business.  During 2009, the Internal Revenue Service completed an examination of our federal income tax returns for the year ended June 30, 2005, the six-month period ended December 31, 2005 and the years ended December 31, 2006 and 2007 which began in 2008.  There was no material change to our financial position due to the settlement of this audit.  We are subject to audit by the Internal Revenue Service for the tax periods ended December 31, 2009 and 2008 and subject to audit by any state in which we conduct business for the tax periods ended December 31, 2009, 2008 and 2007.

(13)	Shareholders’ Equity

Retained earnings are partially restricted in connection with regulations related to the insurance of deposit accounts, which requires Northwest to maintain certain statutory reserves. Northwest may not pay dividends on or repurchase any of its common stock if the effect thereof would reduce retained earnings below the level of adequate capitalization as defined by federal and state regulators.

In tax years prior to fiscal 1997, Northwest was permitted, under the IRC, to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at December 31, 2010 and 2009 include approximately $39.1 million representing such bad debt deductions for which no deferred income taxes have been provided.

(14)	Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  For the years ended December 31, 2010, 2009 and 2008, there were 4,500, 1,321,203 and 1,321,203 options outstanding, respectively, with a weighted average strike price of $12.48, $11.32 and $11.32 per share, respectively, that were excluded from the calculation of earnings per share because they were anti-dilutive.  The computation of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 follows:

	Years ended December 31,
	2010	2009	2008
Net income available to common shareholders	$57,523	32,653	48,171
Weighted average common shares outstanding	108,309	109,078	108,817
Dilutive potential shares due to effect of stock options	622	382	529
Total weighted average common shares and dilutive potential shares	108,931	109,460	109,346
Basic earnings per share	$0.53	0.30	0.44
Diluted earnings per share	$0.53	0.30	0.44

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

(15)	Employee Benefit Plans

(a)           Pension Plans

We maintain noncontributory defined benefit pension plans covering substantially all employees and the members of its board of directors. Retirement benefits are based on certain compensation levels, age, and length of service. Contributions are based on an actuarially determined amount to fund not only benefits attributed to service to date but also for those expected to be earned in the future. In addition, we have an unfunded Supplemental Executive Retirement Plan (“SERP”) to compensate those executive participants eligible for the defined benefit pension plan whose benefits are limited by Section 415 of the IRC.

We also sponsor a retirement savings plan in which substantially all employees participate. We provide a matching contribution of 50% of each employee’s contribution to a maximum of 6% of the employee’s compensation.

Total expense for all retirement plans, including defined benefit pension plans, was approximately $7.4 million, $9.1 million and $6.0 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

Components of net periodic pension cost and other amounts recognized in other comprehensive income:

The following tables set forth the net periodic pension cost for the defined benefit pension plans for the years ended December 31, 2010, 2009 and 2008:

	Years ended December 31,
	2010	2009	2008
Service cost	$5,590	5,292	5,022
Interest cost	5,331	4,794	4,559
Expected return on plan assets	(5,517)	(3,866)	(4,988)
Net amortization and deferral	711	1,677	175
Net periodic pension cost	$6,115	7,897	4,768

The following table sets forth other changes in the defined benefit pension plans’ plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2010	2009	2008
Net loss (gain)	$(2,087)	(11,922)	25,675
Prior service cost (credit)	—	—	(2,184)
Amortization of prior service cost	160	154	(51)
Total recognized in other comprehensive income	$(1,927)	(11,768)	23,440
Total recognized in net periodic pension cost and other comprehensive income/ (loss)	$4,188	(3,871)	28,208

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic cost over the next year is $676,000 and $160,000, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

The following table sets forth information for the defined benefit pension plans’ funded status at December 31, 2010 and 2009:

	December 31
	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$89,816	80,769
Service cost	5,590	5,292
Interest cost	5,331	4,794
Actuarial (gain) loss	783	1,264
Benefits paid	(2,370)	(2,303)
Benefit obligation at end of year	$99,150	89,816

Change in plan assets:
Fair value of plan assets at beginning of year	$69,769	49,036
Actual return on plan assets	7,516	15,221
Employer contributions	6,304	7,815
Benefits paid	(2,370)	(2,303)
Fair value of plan assets at end of period	$81,219	69,769
Funded status at end of year	$(17,931)	(20,047)

The following table sets forth the assumptions used to develop the net periodic pension cost:

	Years ended December 31,
	2010	2009	2008
Discount rate	6.00%	6.00%	6.25%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
Rate of increase in compensation levels	4.00%	4.00%	4.00%

The following table sets forth the assumptions used to determine benefit obligations at the end of each period:

	Years ended December 31,
	2010	2009	2008
Discount rate	5.57%	6.00%	6.00%
Expected long-term rate of return on assets	7.50%	8.00%	8.00%
Rate of increase in compensation levels	3.00%	4.00%	4.00%

The expected long-term rate of return on assets is based on the expected return of each of the asset categories, weighted based on the median of the target allocation for each category.  We use the Citigroup Pension Liability Index rates matching the duration of our benefit payments as of the measurement date to determine the discount rate.

The accumulated benefit obligation for the funded defined benefit pension plan was $76.9 million, $64.3 million and $57.1 million at December 31, 2010, 2009 and 2008, respectively. The accumulated benefit obligation for all unfunded defined benefit plans was $4.2 million, $4.0 million and $3.8 million at December 31, 2010, 2009 and 2008, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

The following table sets forth certain information related to our pension plans:

	December 31
	2010	2009
Projected benefit obligation	$99,150	89,816
Accumulated benefit obligation	81,123	68,242
Fair value of plan assets	81,219	69,769

We anticipate making a contribution to our defined benefit pension plan between $4.0 million and $8.0 million during the year ending December 31, 2011.

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

The following table sets forth the weighted average asset allocation of defined benefit plans:

	Target	December 31
	Allocation	2010	2009
Debt securities	20 – 50%	29%	26%
Equity securities	30 – 60%	33%	62%
Other	5 – 50%	38%	12%
Total		100%	100%

All of the assets held by the defined benefit pension plan are measured and recorded at estimated fair value on our balance sheet on a recurring basis as level 1 assets, as defined by the fair value hierarchy defined in Footnote 16.

The following table sets forth the pension plan assets as of December 31, 2010 and 2009:

Mutual funds – debt	$24,003	18,277
Mutual funds – equity	26,702	43,370
Cash	30,514	8,122

The benefits expected to be paid in each year from 2011 to 2015 are $2.5 million, $2.7 million, $3.0 million, $3.2 million and $3.6 million,, respectively. The aggregate benefits expected to be paid in the five years from 2016 to 2020 are $23.8 million. The expected benefits to be paid are based on the same assumptions used to measure our benefit obligations at December 31, 2010 and include estimated future employee service.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

(b)           Postretirement Healthcare Plan

In addition to pension benefits, we provide postretirement healthcare benefits for certain employees who were employed as of October 1, 1993 and were at least 55 years of age on that date. We use the accrual method of accounting for postretirement benefits other than pensions.

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

The following tables set forth the net periodic benefit cost for the postretirement healthcare benefits plan for the years ended December 31, 2010, 2009 and 2008:

	Years ended December 31,
	2010	2009	2008
Service cost	$—	—	—
Interest cost	96	101	98
Amortization of net loss	52	58	43
Net period benefit cost	$148	159	141

The following table sets forth other changes in the postretirement healthcare plan’s plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2010	2009	2008
Net loss (gain)	$(17)	(94)	204
Total recognized in other comprehensive income	$(17)	(94)	204
Total recognized in net periodic benefit cost and other comprehensive income	$131	65	345

The estimated net loss for the postretirement healthcare benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is $52,000.

The following table sets forth the funded status of the postretirement healthcare benefit plan at December 31, 2010 and 2009:

	December 31
	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$1,677	1,767
Service cost	—	—
Interest cost	96	101
Actuarial (gain) loss	35	(37)
Benefits paid	(183)	(154)
Benefit obligation at end of year	1,625	1,677

Change in plan assets:
Fair value of plan assets at beginning of year	$—	—
Employer contributions	183	154
Benefits paid	(183)	(154)
Fair value of plan assets at end of year	$—	—
Funded status at year end	$1,625	1,677

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

The assumptions used to develop the preceding information for postretirement healthcare benefits are as follows:

	Years ended December 31,
	2010	2009	2008
Discount rate	6.00%	6.00%	6.00%
Monthly cost of healthcare insurance per beneficiary (1)	$327	322	305
Annual rate of increase in healthcare costs	4.00%	4.00%	4.00%

(1)      Not in thousands

If the assumed rate of increase in healthcare costs was increased by one percentage point to 5% from the level of 4% presented above, the interest cost component of net periodic postretirement healthcare benefit cost would increase by $10,000 and the accumulated postretirement benefit obligation for healthcare benefits would increase by $66,000.

The following table sets forth amounts recognized in accumulated other comprehensive income:

	Years ended December 31,
	2010	2009	2008
Net loss/ (gain)	$(17)	(94)	204

The following table sets forth information for plans with an accumulated benefit obligation in excess of plan assets:

	December 31
	2010	2009
Projected benefit obligation	$1,625	1,677
Accumulated benefit obligation	1,625	1,677
Fair value of plan assets	—	—

(c)           Employee Stock Ownership Plan

We have an employee stock ownership plan (ESOP) for employees who have attained age 21 and who have completed a 12-month period of employment during which they worked at least 1,000 hours.

ESOP compensation expense was $1.5 million for the year ended December 31, 2010.  We made a contribution of $3.1 million to purchase 280,623 shares during the year ended December 31, 2009.  No contributions were made and no expense was recognized during the year ended December 31, 2008.

In addition to the aforementioned contribution, in 2009 we re-leveraged the ESOP, purchasing 2,525,610 shares of common stock using the proceeds of a loan from the Company of $28.9 million.   The common stock was purchased in the open market between December 18, 2009 and February 1, 2010.  The effective date of the leveraged ESOP is January 1, 2010.  In order for the ESOP to repay the loan, we are expected to make annual cash contributions to the ESOP until 2029 when the loan matures.  At December 31, 2010, the loan balance was $27.8 million.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)
Shares of common stock are held by the ESOP and will be allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation.  Shares are scheduled for release as the loan is repaid based on the interest method.  The amortization schedule calls for 126,280 shares to be released each December 31.  At December 31, 2010, 2,399,330 shares of common stock remained unallocated.  The fair value of unallocated common stock held by the ESOP at December 31, 2010 was $28.3 million.

Compensation expense related to the ESOP will be recognized at an amount equal to the number of common shares committed to be released by the ESOP to participant’s accounts multiplied by the average fair value of the common stock during the reporting period.  The difference between the fair value of the shares of the common stock committed to be allocated by the ESOP to participants’ accounts for the period and the average cost of those common shares is recorded as an adjustment to either additional paid-in capital or retained earnings.

(d)           Recognition and Retention Plan

On November 17, 2004, we established a Recognition and Retention Plan for Employees and Outside Directors (RRP) with 652,995 shares authorized.  The objective of the RRP is to enable the Company to provide directors, officers, and employees with a proprietary interest in the Company.  On March 16, 2005, 626,020 shares were issued with a weighted average grant date fair value per share of $9.52 (total market value of $6.0 million at issuance).  Total common shares forfeited were 22,743, of which, 162 shares were forfeited during the year ended December 31, 2010, 3,856 shares were forfeited during the year ended December 31, 2009 and 1,625 shares were forfeited during the year ended December 31, 2008. During 2007, 9,675 shares were issued with a weighted average grant date fair value per share of $12.02 (total market value of $116,000 at issuance).  Shares of common stock granted pursuant to the RRP were in the form of restricted stock and generally vest over a five-year period at the rate of 20% per year, commencing one year after the award date. As of December 31, 2010, all of the March 16, 2005 issuance vested and 60% of the 2007 issuances have vested.  Once shares have vested, they are no longer restricted. Compensation expense, in the amount of the fair market value of the common stock at the date of the grant, will be recognized pro rata over the five years during which the shares vest. While restricted, the recipients are entitled to all voting and other shareholder rights, except that the shares may not be sold, pledged, or otherwise disposed of and are required to be held in a trust.

(e)           Stock Option Plans

On May 21, 2008, we established the 2008 Stock Option Plan. This Plan authorized the grant of stock options and limited stock rights for 3,937,500 shares of our common stock. On November 19, 2008 we granted 54,000 nonstatutory stock options to outside directors and 454,653 incentive stock options to employees at an exercise price of $9.79 per share.  On February 19, 2009 we granted 54,000 nonstatutory stock options to outside directors and 440,458 incentive stock options to employees at an exercise price of $7.48 per share.  On January 20, 2010, we granted 54,000 nonstatutory stock options to outside directors and 484,576 incentive stock options to employees at an exercise price of $11.49 per share.  These options are exercisable for a period of ten years from the grant date with each recipient vesting over a seven year period, with the first vesting date being one year from the grant date.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

The following table summarizes the activity in our option plans during the years ended December 31, 2010, 2009 and 2008:

	Years ended December 31,
	2010			2009			2008
	Number	Weighted Average Exercise Price		Number	Weighted Average Exercise Price		Number	Weighted Average Exercise Price

Balance at beginning of year	4,019,562	$9.25		3,599,478	9.39		2,781,806	8.87
Granted	538,576	11.49	(a)	494,458	7.48	(a)	939,998	10.40	(a)
Exercised	(211,115)	7.86	(b)	(74,374)	4.14	(b)	(122,326)	5.42	(b)
Forfeited	—	—		—	—		—	—
Balance at end of year	4,347,023	9.59		4,019,562	9.25		3,599,478	9.39
Exercisable at end of year	2,534,791	9.23		2,538,079	9.08		1,919,626	8.39

(a)	Weighted average fair value of options at grant date: $1.95, $0.65 and $1.36, respectively.
(b)	The total intrinsic value of options exercised was $784,000, $324,000 and $692,000, respectively.

The aggregate intrinsic value of all options expected to vest and fully vested options at December 31, 2010 is $3.0 million and $6.5 million, respectively.  The following table summarizes the number of options outstanding, number of options exercisable, and weighted average remaining life of all option grants as of December 31, 2010:

	Exercise Price $4.35	Exercise Price $5.91	Exercise Price $7.37	Exercise Price $7.48	Exercise Price $9.79	Exercise Price $9.86
Options outstanding:
Number of options	245,591	194,590	290,796	493,957	508,112	341,587
Weighted average remaining contract life (years)	0.75	1.75	2.75	8.25	8.00	5.00
Options exercisable:
Number of options	245,591	194,590	290,796	71,134	145,322	271,014
Weighted average remaining contract life (years)	0.75	1.75	2.75	8.25	8.00	5.00

	Exercise Price $10.19	Exercise Price $11.12	Exercise Price $11.33	Exercise Price $11.49	Exercise Price $11.51	Exercise Price $12.48	Exercise Price $9.59
Options outstanding:
Number of options	446,453	428,474	455,054	538,576	399,333	4,500	4,347,023
Weighted average remaining contract life (years)	4.00	7.00	4.00	9.25	6.00	6.50	5.79
Options exercisable:
Number of options	446,453	172,537	455,054	—	239,600	2,700	2,534,791
Weighted average remaining contract life (years)	4.00	7.00	4.00	9.25	6.00	6.50	4.04

(16)	Disclosures About Fair Value of Financial Instruments

We are required to disclose fair value information about financial instruments whether or not recognized in the consolidated statement of financial condition. Fair value information of certain financial instruments and all nonfinancial instruments is not required to be disclosed. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts reported in the consolidated statement of financial condition approximate fair value for the following financial instruments: cash on hand, interest-earning deposits in other institutions, federal funds sold and other short-term investments, accrued interest receivable, accrued interest payable, and marketable securities available-for-sale.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition as of December 31, 2010 and 2009:

	December 31
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and equivalents	$719,111	719,111	1,107,790	1,107,790
Securities available-for-sale	950,683	950,683	1,067,089	1,067,089
Securities held-to-maturity	357,922	354,126	—	—
Loans receivable, net	5,457,593	5,837,866	5,229,062	5,509,279
Accrued interest receivable	26,216	26,216	25,780	25,780
FHLB stock	60,080	60,080	63,242	63,242
Total financial assets	$7,571,605	7,948,082	7,492,963	7,773,180

Financial liabilities:
Savings and checking	$3,306,420	3,306,420	2,999,683	2,999,683
Time deposits	2,457,916	2,504,527	2,624,741	2,689,898
Borrowed funds	891,293	903,569	897,326	893,749
Trust-preferred securities	103,094	112,463	103,094	108,051
Cash flow hedges – swaps	9,349	9,349	4,957	4,957
Accrued interest payable	1,716	1,716	4,493	4,493
Total financial liabilities	$6,769,788	6,838,044	6,634,294	6,700,831

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The following methods and assumptions were used in estimating the fair value of financial instruments at December 31, 2010 and 2009.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

Deposit Liabilities

The estimated fair value of deposits with no stated maturity, which includes demand deposits, money market, and other savings accounts, is the amount payable on demand. Although market premiums paid for depository institutions reflect an additional value for these low-cost deposits, accounting standards prohibit adjusting fair value for any value expected to be derived from retaining those deposits for a future period of time or from the benefit that results from the ability to fund interest-earning assets with these deposit liabilities. The fair value estimates of deposit liabilities do not include the benefit that results from the low-cost funding provided by these deposits compared to the cost of borrowing funds in the market. Fair values for time deposits are estimated using a discounted cash flow calculation that applies contractual cost currently being offered in the existing portfolio to current market rates being offered locally for deposits of similar remaining maturities. The valuation adjustment for the portfolio consists of the present value of the difference of these two cash flows, discounted at the assumed market rate of the corresponding maturity.

Borrowed Funds

The fixed rate advances were valued by comparing their contractual cost to the prevailing market cost.

Trust-Preferred Securities

The fair value of the trust-preferred securities is calculated using the discounted cash flows at the prevailing rate of interest as affected by the interest rate swap.

Cash flow hedges – Interest rate swap agreements (“swaps”)

The fair values of the swaps is the amount we would have expected to pay to terminate the agreements and is based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.
Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit issued by us are generally short-term in nature and, if drawn upon, are issued under current market terms. At December 31, 2010 and 2009, there was no significant unrealized appreciation or depreciation on these financial instruments.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

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

We are responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. We perform due diligence to understand the inputs used or how the data was calculated or derived. The Company corroborates the reasonableness of external inputs in the valuation process.

The following table represents assets measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total Assets at Fair Value
Equity securities	$726	—	220	946

Debt securities:
U.S. government and agencies	—	67	—	67
Government sponsored enterprises	—	18,819	—	18,819
States and political subdivisions	—	208,293	—	208,293
Corporate	—	9,651	9,209	18,860
Total debt securities	—	236,830	9,209	246,039

Residential mortgage-backed securities:
GNMA	—	56,266	—	56,266
FNMA	—	141,414	—	141,414
FHLMC	—	95,239	—	95,239
Other (including non agency)	—	740	—	740
Collateralized mortgage obligation:
GNMA	—	47,143	—	47,143
FNMA	—	108,617	—	108,617
FHLMC	—	215,216	—	215,216
Other (including non agency)	—	39,063	—	39,063
Total mortgage-backed securities	—	703,698	—	703,698

Interest rate swaps	—	(9,349)	—	(9,349)

Total assets	$726	931,179	9,429	941,334

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

The following table represents assets measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total Assets at Fair Value
Equity securities	$907	—	220	1,127

Debt securities:
U.S. government and agencies	—	75	—	75
Government sponsored enterprises	—	77,863	—	77,863
States and political subdivisions	—	237,456	—	237,456
Corporate	—	9,616	7,385	17,001
Total debt securities	—	325,010	7,385	332,395

Residential mortgage-backed securities:
GNMA	—	71,673	—	71,673
FNMA	—	178,147	—	178,147
FHLMC	—	140,203	—	140,203
Other (including non agency)	—	774	—	774
Collateralized mortgage obligation:
GNMA	—	54,492	—	54,492
FNMA	—	78,834	—	78,834
FHLMC	—	184,360	—	184,360
Other (including non agency)	—	25,084	—	25,084
Total mortgage-backed securities	—	733,567	—	733,567

Interest rate swaps	—	(4,957)	—	(4,957)

Total assets	$907	1,053,620	7,605	1,062,132

Debt securities – available for sale – Generally, debt securities are valued using pricing for similar securities, recently executed transactions and other pricing models utilizing observable inputs. The valuation for most debt securities is classified as Level 2. Securities within Level 2 include corporate bonds, municipal bonds, mortgage-backed securities and US government obligations. Certain debt securities which were AAA rated at purchase do not have an active market and as such we have used an alternative method to determine the fair value of these securities. The fair value has been determined using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions. As such, securities which otherwise would have been classified as level 2 securities if an active market for those assets or similar assets existed are included herein as level 3 assets. Other debt securities, pooled trust preferred securities rated below AA at purchase, have a fair value based on a discounted cash flow model using similar assumptions to those noted above and accordingly are classified as level 3 assets.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

Interest rate swap agreements (Swaps) – The fair value of the swaps was the amount we would have expected to pay to terminate the agreements and is based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010:

	Equity Securities	Debt Securities
Balance at January 1, 2010	$220	7,385
Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	(362)
Included in other comprehensive income	—	2,186
Purchases and sales	—	—
Net transfers in (out) of Level 3	—	—
Balance at December 31, 2010	$220	9,209

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009:

	Equity Securities	Debt Securities
Balance at January 1, 2009	$220	5,937
Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	(573)
Included in other comprehensive income	—	2,021
Purchases and sales	—	—
Net transfers in (out) of Level 3	—	—
Balance at December 31, 2009	$220	7,385

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment and mortgage servicing rights. The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2010:

	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment	$—	—	94,213	94,213
Real estate owned	—	—	20,780	20,780
Mortgage servicing rights	—	—	1,219	1,219
Total assets	$—	—	116,212	116,212

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2009:

	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment	$—	—	75,933	75,933
Real estate owned	—	—	20,257	20,257
Mortgage servicing rights	—	—	2,650	2,650
Total assets	$—	—	98,840	98,840

Loans measured for impairment – A loan is considered to be impaired as described in Footnote 1 (f).  We classify impaired loans as nonrecurring Level 3.

Real estate owned – Real estate owned is comprised of property acquired through foreclosure or voluntarily conveyed by delinquent borrowers.  These assets are recorded on the date acquired at the lower of the related loan balance or fair value, less estimated disposition costs, with the fair value being determined by appraisal.  Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or fair value, less estimated disposition costs.  We classify real estate owned as nonrecurring Level 3.

Mortgage servicing rights – Mortgage servicing rights represent the value associated with servicing residential mortgage loans, when the mortgage loans have been sold into the secondary market and the related servicing has been retained by us.  The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. Servicing rights and the related mortgage loans are segregated into categories or homogeneous pools based upon common characteristics. Adjustments are made when the estimated discounted future cash flows are less than the carrying value, as determined by individual pool. As such, mortgage servicing rights are classified as nonrecurring Level 3.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

(17)	Regulatory Capital Requirements

Our banking subsidiary is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices must be met. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require our banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). At December 31, 2010 and 2009, our banking subsidiary exceeded all capital adequacy requirements to which they were subject. At December 31, 2010, the maximum amount available for dividend payments by Northwest to us, while maintaining its “well capitalized” status, was approximately $132,855,000.

As of December 15, 2010, the most recent notification from the FDIC categorized Northwest as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s categories.

The actual, required, and well capitalized levels as of December 31, 2010 and 2009 were as follows:

	December 31, 2010
	Actual		Minimum Capital Requirements		Well Capitalized Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$1,033,450	21.10%	391,796	8.00%	489,745	10.00%
Tier I capital (to risk weighted assets)	972,044	19.85%	195,897	4.00%	293,847	6.00%
Tier I capital (leverage) (to average assets)	972,044	12.19%	239,265	3.00%*	398,774	5.00%

	December 31, 2009
	Actual		Minimum Capital Requirements		Well Capitalized Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$974,967	20.95%	372,366	8.00%	465,457	10.00%
Tier I capital (to risk weighted assets)	916,613	19.69%	186,183	4.00%	279,274	6.00%
Tier I capital (leverage) (to average assets)	916,613	12.65%	217,402	3.00%*	362,337	5.00%

*
The FDIC has indicated that the most highly rated institutions, which meet certain criteria, will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of December 31, 2010 and December 31, 2009, we had not been advised of any additional requirements in this regard.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

(18)	Contingent Liabilities

We and our subsidiaries are subject to a number of asserted and unasserted claims encountered in the normal course of business. Management believes that the aggregate liability, if any, that may result from such potential litigation will not have a material adverse effect on our financial statements.

(19)	Components of Comprehensive Income

The following table sets forth changes in the components of comprehensive income for the years ended December 31, 2010, 2009 and 2008:

	Years ended December 31,
	2010	2009	2008
Unrealized (loss) gain on marketable securities available-for-sale, net of tax of $1,239, $(1,205) and $3,809, respectively	$(1,975)	3,915	(5,957)
Reclassification adjustment for gains included in net income, net of tax of $473, $238 and $2,035, respectively	(878)	(443)	(3,183)
Change in fair value of interest rate swaps, net of tax of $1,537, $(2,857) and $4,590 respectively	(2,855)	5,302	(8,524)
Other-than-temporary impairment on securities recorded in net income, net of tax of $(539), $(3,246) and $0, respectively	1,002	6,265	—
Defined benefit plans:
Net (loss)/ gain, net of tax of $(814), $(4,680) and $9,161, respectively	1,290	7,335	(14,330)
Amortization of prior service costs, net of tax of $56, $54 and $(20), respectively	(104)	(100)	31
Other comprehensive income	$(3,520)	22,274	(31,963)

The following table sets forth the components of accumulated other comprehensive income as of December 31, 2010 and 2009:

	December 31
	2010	2009
Unrealized (loss) gain on marketable securities available-for-sale	$3,021	4,872
Fair value of interest rate swaps	(6,077)	(3,222)
Defined benefit pension plans	(10,441)	(11,627)
Other comprehensive income	$(13,497)	(9,977)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

(20)	Parent Company Only Financial Statements - Condensed

Statements of Financial Condition

	December 31
	2010	2009
Assets
Cash and cash equivalents	$260,784	334,984
Marketable securities available-for-sale	83	75
Investment in bank subsidiary	1,146,762	1,082,197
Other assets	12,404	7,704
Total assets	$1,420,033	1,424,960

Liabilities and Shareholders’ Equity
Liabilities:
Debentures payable	$103,094	103,094
Other liabilities	9,489	5,351
Total liabilities	112,583	108,445
Shareholders’ equity	1,307,450	1,316,515
Total liabilities and shareholders’ equity	$1,420,033	1,424,960

Statements of Income

	Years ended December 31,
	2010	2009	2008
Income:
Interest income	$3,068	285	359
Other income	362	89	—
Dividends from bank subsidiary	—	16,000	39,000
Undistributed earnings from equity investment in bank subsidiary	59,421	29,471	12,722
Total income	62,851	45,845	52,081
Expense:
Compensation and benefits	452	439	380
Other expense	201	13,822	105
Interest expense	5,699	5,834	5,339
Total expense	6,352	20,095	5,824
Income before income taxes	56,499	25,750	46,257
Federal and state income taxes	(1,024)	(6,903)	(1,914)
Net income	$57,523	32,653	48,171

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

Statements of Cash Flows

	Years ended December 31,
	2010	2009	2008
Operating activities:
Net income	$57,523	32,653	48,171
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary	(59,421)	(29,471)	(12,722)
Noncash stock benefit plan compensation expense	2,237	2,140	2,731
Noncash charitable contribution	—	12,822	—
Net change in other assets and liabilities	(11,317)	(13,024)	(2,997)
Net cash (used in)/ provided by operating activities	(10,978)	5,120	35,183
Investing activities:
Investment in subsidiary	—	(329,000)	—
Acquisition/ purchase of land	—	(1,908)	—
Acquisitions, net of cash received	—	8,668	—
Net cash used in investing activities	—	(322,240)	—
Financing activities:
Cash dividends paid	(43,276)	(15,813)	(15,771)
Share repurchases	(6,429)	—	(3,335)
Proceeds from common stock offering	—	658,660	—
Purchase of ESOP shares	(17,200)	(11,651)	—
Repayment of loan to ESOP	2,084	—	—
Proceeds from options exercised	1,599	213	1,000
Net cash (used in)/ provided by financing activities	(63,222)	631,409	(18,106)
Net increase/ (decrease) in cash and cash equivalents	$(74,200)	314,289	17,077
Cash and cash equivalents at beginning of year	334,984	20,695	3,618
Net increase/ (decrease) in cash and cash equivalents	$(74,200)	314,289	17,077
Cash and cash equivalents at end of year	$260,784	334,984	20,695

(21)	Business Segments

We have identified two reportable business segments based upon the operating approach currently used by management. The Community Banking segment includes our savings bank subsidiary, Northwest Savings Bank, as well as the subsidiaries of the savings bank that provide similar products and services. The savings bank is a community-oriented institution that offers a full array of traditional deposit and loan products, including mortgage, consumer, and commercial loans as well as trust, investment management, actuarial and benefit plan administration, and brokerage services typically offered by a full service financial institution. The Consumer Finance segment is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest Savings Bank.  This subsidiary compliments the services of the bank by offering personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through its intercompany borrowing relationship with Allegheny Services, Inc. Net income is primarily used by management to measure segment performance. The following tables provide financial information for these segments. The All Other column represents the parent company, other nonbank subsidiaries, and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

At or for the year ended December 31, 2010	Community Banking	Consumer Finance	All Other*	Consolidated
External interest income	$348,498	21,137	933	370,568
Intersegment interest income	3,202	—	(3,202)	—
Interest expense	109,313	3,202	412	112,927
Provision for loan losses	36,750	3,736	—	40,486
Noninterest income	58,262	2,083	53	60,398
Noninterest expense	184,079	12,134	295	196,508
Income tax expense (benefit)	22,824	1,722	(1,024)	23,522
Net income	$56,996	2,426	(1,899)	57,523
Total assets	$8,008,297	117,687	22,171	8,148,155

At or for the year ended December 31, 2009	Community Banking	Consumer Finance	All Other*	Consolidated
External interest income	$343,717	20,728	18	364,463
Intersegment interest income	3,188	—	(3,188)	—
Interest expense	130,087	3,264	2,455	135,806
Provision for loan losses	38,600	3,247	—	41,847
Noninterest income	51,088	2,173	76	53,337
Noninterest expense	174,466	11,855	14,173	200,494
Income tax expense (benefit)	12,022	1,882	(6,904)	7,000
Net income	$42,818	2,653	(12,818)	32,653
Total assets	$7,895,854	116,250	13,194	8,025,298

At or for the year ended December 31, 2008	Community Banking	Consumer Finance	All Other*	Consolidated
External interest income	$368,201	20,452	6	388,659
Intersegment interest income	4,959	—	(4,959)	—
Interest expense	163,922	5,186	185	169,293
Provision for loan losses	19,500	3,351	—	22,851
Noninterest income	36,324	2,269	159	38,752
Noninterest expense	158,652	10,990	486	170,128
Income tax expense (benefit)	17,646	1,236	(1,914)	16,968
Net income	$49,764	1,958	(3,551)	48,171
Total assets	$6,792,735	115,463	22,043	6,930,241

*	Eliminations consist of intercompany interest income and interest expense.

(22)	Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Deferrable Interest Debentures (Trust-Preferred Securities) and Interest Rate Swap Agreements

We have two statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, and Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust (the Trusts).  These trusts exist solely to issue preferred securities to third parties for cash, issue common securities to the Company in exchange for capitalization of the Trusts, invest the proceeds from the sale of trust securities in an equivalent amount of debentures of the Company, and engage in other activities that are incidental to those previously listed.  The aforementioned trusts are not consolidated.  Northwest Bancorp Capital Trust III issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 5, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 30, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%. Northwest Bancorp Statutory Trust IV issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 15, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 15, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities.  Northwest Bancorp Capital Trust III holds $51,547,000 of the Company’s junior subordinated debentures due December 30, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2009 was 1.67%. Northwest Bancorp Statutory Trust IV holds $51,547,000 of the Company’s junior subordinated debentures due December 15, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2009 was 1.68%.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

At December 31, 2010, the fair value of the swap agreements was $(9.3 million) and was the amount we would have expected to pay if the contracts were terminated. There was no material hedge ineffectiveness for this swap.

Liability Derivatives (Included in Other Liabilities)	December 31,
	2010	2009
Cash flow hedges – swaps:
Fair value	$9,349	4,957
Notional amount	100,000	100,000
Collateral posted	9,349	4,957

The following table sets forth a summary of guaranteed capital debt securities and junior subordinated deferrable interest debentures held by the trusts as of December 31, 2010 and 2009.

	Capital Debt	December 31,
	Securities	2010	2009
Northwest Bancorp Capital Trust III	$50,000	51,547	51,547
Northwest Bancorp Statutory Trust IV	50,000	51,547	51,547
Total	$100,000	103,094	103,094

(23)	Selected Quarterly Financial Data - Unaudited

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2010:
Interest income	$91,138	92,404	94,009	93,017
Interest expense	31,104	28,677	27,359	25,787
Net interest income	60,034	63,727	66,650	67,230
Provision for loan losses	8,801	7,896	9,871	13,918
Noninterest income	15,857	15,545	13,828	15,168
Noninterest expenses	48,604	48,157	49,048	50,699
Income before income taxes	18,486	23,219	21,559	17,781
Income taxes	5,333	7,078	6,068	5,043
Net income	$13,153	16,141	15,491	12,738
Basic earnings per share	$0.12	0.15	0.14	0.12
Diluted earnings per share	$0.12	0.15	0.14	0.12

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(All dollar amounts presented in tables are in thousands)

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2009:
Interest income	$92,192	90,966	90,428	90,877
Interest expense	34,826	34,561	33,586	32,833
Net interest income	57,366	56,405	56,842	58,044
Provision for loan losses	5,781	11,736	9,830	14,500
Noninterest income	10,075	11,982	13,985	17,295
Noninterest expenses	44,266	47,004	44,987	64,237
Income/ (loss) before income taxes	17,394	9,647	16,010	(3,398)
Income taxes/ (benefit)	5,092	2,356	3,956	(4,404)
Net income	$12,302	7,291	12,054	1,006
Basic earnings per share	$0.11	0.07	0.11	0.01
Diluted earnings per share	$0.11	0.07	0.11	0.01

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2008:
Interest income	$96,821	97,152	97,519	97,167
Interest expense	48,387	43,423	39,819	37,664
Net interest income	48,434	53,729	57,700	59,503
Provision for loan losses	2,294	3,395	6,950	10,212
Noninterest income	12,891	11,644	4,952	9,265
Noninterest expenses	42,427	41,488	42,739	43,474
Income before income taxes	16,604	20,490	12,963	15,082
Income taxes	3,982	6,048	3,140	3,798
Net income	$12,622	14,442	9,823	11,284
Basic earnings per share	$0.12	0.13	0.09	0.10
Diluted earnings per share	$0.12	0.13	0.09	0.10

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes made in our internal controls during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Management’s Report On Internal Control Over Financial Reporting - filed herewith under Part II, Item 7, “Financial Statements and Supplementary Data.”

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The “Proposal I—Election of Directors” section of the Company’s 2011 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I—Election of Directors” section of the Company’s 2011 Proxy Statement is incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

Set forth below is certain information as of December 31, 2010 regarding equity compensation plans that have been approved by stockholders.

	Number of securities to
	be issued upon exercise		Number of securities
Equity compensation plans	of outstanding options	weighted average	remaining available for
approved by stockholders	and rights	exercise price	issuance under plan
2000 Stock Option Plan	1,186,031	8.02	-
2004 Stock Option Plan	1,620,347	10.70	-
2008 Stock Option Plan	1,540,645	9.64	2,395,813
Total	4,347,023	$9.59	2,395,813

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” section of the Company’s 2011 Proxy Statement is incorporated  herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2011 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Management’s Report on Internal Control Over Financial Reporting
(B)	Report of Independent Registered Public Accounting Firm on Internal Control OverFinancial Reporting
(C)	Report of Independent Registered Public Accounting Firm
(D)	Consolidated Statements of Financial Condition - at December 31, 2010 and 2009
(E)	Consolidated Statements of Income – Years ended December 31, 2010, 2009 and 2008
(F)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2010, 2009 and 2008
(G)	Consolidated Statements of Cash Flows – Years ended December 31, 2010, 2009 and 2008
(H)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Herto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3	Articles of Incorporation and Bylaws	**

4	Instruments defining the rights of security holders, including indentures	**

9	Voting trust agreement	None

10.1	Amendment and Restatement of Deferred Compensation Plan for Outside Directors Of Northwest Savings Bank and Eligible Affiliates	***

10.2	Retirement Plan for Outside Directors of Northwest Savings Bank and Eligible Affiliates	***

10.3	Amended and Restated Northwest Savings Bank Nonqualified Supplemental Retirement Plan	***

10.4	Employee Stock Ownership Plan	*

10.5	Northwest Bancorp, Inc. 2004 Stock Option Plan	****

10.6	Northwest Bancorp, Inc. 2004 Recognition and Retention Plan	****

10.7	Management Bonus Plan	***

10.8	Northwest Bancorp, Inc. 2008 Stock Option Plan	*****

10.9	Amended and Restated Northwest Savings Bank and Affiliates Upper Managers Bonus Deferred Compensation Plan	***

10.10	Employment Agreement for William J. Wagner	******

10.11	Employment Agreement for William W. Harvey, Jr.	******

10.12	Employment Agreement for Steven G. Fisher	******

10.13	Employment Agreement for Gregory C. LaRocca	******

10.15	Employment Agreement for Timothy A. Huber	*******

11	Statement re: computation of per share earnings	None

12	Statement re: computation of ratios	Not required

16	Letter re: change in certifying accountant	None

18	Letter re: change in accounting principles	None

21	Subsidiaries of Registrant	***

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of experts and counsel	23

24	Power of Attorney	Not Required

28	Information from reports furnished to State insurance regulatory authorities	None

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-31687), originally filed with the SEC on July 21, 1997, as amended on October 9, 1997 and November 4, 1997.
**	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-161805), filed with the SEC on September 9, 2009.
***	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-23817), filed with the SEC on March 4, 2009.
****	Incorporated by reference to the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on October 6, 2004.
*****	Incorporated by reference to the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on April 11, 2008.
******	Incorporated by reference to the Periodic Report on Form 8-K (File No. 000-23817), filed with the SEC on September 19, 2007.
*******	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on March 16, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCSHARES, INC.

Date: March 1, 2011	By:	/s/ William J. Wagner
William J. Wagner, Chairman, President and
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 1, 2011	By:	/s/ William J. Wagner
William J. Wagner, Chairman, President, and
Chief Executive Officer and Director

Date: March 1, 2011	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr., Executive Vice President, Finance, and
Chief Financial Officer (Principal Financial Officer)

Date: March 1, 2011	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert, Senior Vice President, and
Controller (Principal Accounting Officer)

Date: March 1, 2011	By:	/s/ John M. Bauer
John M. Bauer, Director

Date: March 1, 2011	By:	/s/ Richard L. Carr
Richard L. Carr, Director

Date: March 1, 2011	By:	/s/ Thomas K. Creal, III
Thomas K. Creal, III, Director

Date: March 1, 2011	By:	/s/ Robert G. Ferrier
Robert G. Ferrier, Director

Date: March 1, 2011	By:	/s/ A. Paul King
A. Paul King, Director

Date: March 1, 2011	By:	/s/ Joseph F. Long
Joseph F. Long, Director

Date: March 1, 2011	By:	/s/ John P. Meegan
John P. Meegan, Director

Date: March 1, 2011	By:	/s/ Richard E. McDowell
Richard E. McDowell, Director

Date: March 1, 2011	By:	/s/ Philip M. Tredway
Philip M. Tredway, Director