Form 10-Q
period 2011-03-31
Northwest Bancshares, Inc.
filed 2011-05-10
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2011
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from_____________ to_____________

Commission File Number 001-34582

Northwest Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Maryland	27-0950358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Liberty Street, Warren, Pennsylvania	16365
(Address of principal executive offices)	(Zip Code)
(814) 726-2140
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock ($0.01 par value) 106,093,695 shares outstanding as of April 30, 2011

NORTHWEST BANCSHARES, INC.

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets
Cash and due from banks	$78,446	40,708
Interest-earning deposits in other financial institutions	690,581	677,771
Federal funds sold and other short-term investments	633	632
Marketable securities available-for-sale (amortized cost of $974,030 and $945,791)	982,336	950,683
Marketable securities held-to-maturity (fair value of $313,727 and $354,126)	314,407	357,922
Total cash and investments	2,066,403	2,027,716

Loans held for sale	3,581	11,376
Residental mortgage loans	2,362,580	2,386,928
Home equity loans	1,073,818	1,092,606
Other consumer loans	249,127	259,123
Commercial real estate loans	1,368,622	1,350,319
Commercial loans	428,840	433,653
Total loans	5,486,568	5,534,005
Allowance for loan losses	(76,450)	(76,412)
Total loans, net	5,410,118	5,457,593

Federal Home Loan Bank stock, at cost	57,076	60,080
Accrued interest receivable	26,817	26,216
Real estate owned, net	19,682	20,780
Premises and equipment, net	126,855	128,101
Bank owned life insurance	133,403	132,237
Goodwill	171,882	171,882
Other intangible assets	3,451	3,942
Other assets	106,517	119,608
Total assets	$8,122,204	8,148,155

Liabilities and Shareholders' equity
Liabilities:
Noninterest-bearing demand deposits	$610,692	575,281
Interest-bearing demand deposits	792,457	782,257
Savings deposits	2,018,139	1,948,882
Time deposits	2,399,249	2,457,916
Total deposits	5,820,537	5,764,336

Borrowed funds	831,575	891,293
Junior subordinated deferrable interest debentures held by trusts that issued
guaranteed capital debt securities	103,094	103,094
Advances by borrowers for taxes and insurance	26,191	22,868
Accrued interest payable	1,170	1,716
Other liabilities	52,521	57,398
Total liabilities	6,835,088	6,840,705

Shareholders' equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	-	-
Common stock, $0.01 par value: 500,000,000 shares authorized, 107,733,432 and
110,295,117 shares issued, respectively	1,078	1,103
Paid-in capital	793,951	824,164
Retained earnings	529,630	523,089
Unallocated common stock of Employee Stock Ownership Plan	(27,025)	(27,409)
Accumulated other comprehensive loss	(10,518)	(13,497)
Total shareholders' equity	1,287,116	1,307,450
Total liabilities and shareholders' equity	$8,122,204	8,148,155

See accompanying notes to consolidated financial statements - unaudited

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share amounts)

	Three months ended
	March 31,
	2011	2010
Interest income:
Loans receivable	$80,457	80,746
Mortgage-backed securities	6,756	6,145
Taxable investment securities	398	998
Tax-free investment securities	3,074	2,684
Interest-earning deposits	407	565
Total interest income	91,092	91,138

Interest expense:
Deposits	16,063	21,404
Borrowed funds	7,989	9,700
Total interest expense	24,052	31,104

Net interest income	67,040	60,034
Provision for loan losses	7,244	8,801
Net interest income after provision for loan losses	59,796	51,233

Noninterest income:
Impairment losses on securities	-	(437)
Noncredit related losses on securities not expected to be
sold (recognized in other comprehensive income)	-	340
Net impairment losses	-	(97)
Gain on sale of investments, net	4	2,083
Service charges and fees	8,928	8,902
Trust and other financial services income	1,910	1,833
Insurance commission income	1,380	1,142
Loss on real estate owned, net	(27)	(24)
Income from bank owned life insurance	1,166	1,166
Mortgage banking income / (loss)	197	(8)
Other operating income	768	860
Total noninterest income	14,326	15,857

Noninterest expense:
Compensation and employee benefits	25,499	25,856
Premises and occupancy costs	6,191	6,002
Office operations	3,100	3,237
Processing expenses	5,767	5,696
Marketing expenses	1,959	1,443
Federal deposit insurance premiums	2,427	2,148
Professional services	1,256	728
Amortization of intangible assets	491	782
Real estate owned expense	431	899
Other expenses	2,257	1,813
Total noninterest expense	49,378	48,604

Income before income taxes	24,744	18,486

Federal and state income taxes	7,491	5,333

Net income	$17,253	13,153

Basic earnings per share	$0.16	0.12

Diluted earnings per share	$0.16	0.12

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(dollars in thousands)

					Accumulated
Three months ended March 31, 2010					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders'
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2009	110,641,858	$1,106	828,195	508,842	(9,977)	(11,651)	1,316,515

Comprehensive income:
Net income	-	-	-	13,153	-	-	13,153
Change in fair value of interest rate swaps, net of tax of $539	-	-	-	-	(842)	-	(842)
Change in unrealized loss on securities, net of tax of $(732)	-	-	-	-	1,146	-	1,146
Reclassification of previously recognized OTTI on investment securities recorded in OCI to net income, net of tax of $39	-	-	-	-	(58)	-	(58)
Total comprehensive income	-	-	-	13,153	246	-	13,399

Exercise of stock options	39,104	1	328	-	-	-	329

Stock compensation expense	-	-	803	-	-	-	803

Additional costs associated with common stock offering	-	-	(703)	-	-	-	(703)

Purchase of common stock by ESOP	-	-	-	-	-	(17,200)	(17,200)

Dividends paid ($0.10 per share)	-	-	-	(11,063)	-	-	(11,063)

Ending balance at March 31, 2010	110,680,962	$1,107	828,623	510,932	(9,731)	(28,851)	1,302,080

					Accumulated
Three months ended March 31, 2011					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders'
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2010	110,295,117	$1,103	824,164	523,089	(13,497)	(27,409)	1,307,450

Comprehensive income:
Net income	-	-	-	17,253	-	-	17,253
Change in fair value of interest rate
swaps, net of tax of $(481)	-	-	-	-	894	-	894
Change in unrealized loss on securities, net of tax of $(1,123)	-	-	-	-	2,085	-	2,085
Total comprehensive income	-	-	-	17,253	2,979	-	20,232

Exercise of stock options	56,738	1	352	-	-	-	353

Stock compensation expense	-	-	483	-	-	384	867

Share repurchases	(2,618,423)	(26)	(31,048)	-	-	-	(31,074)

Dividends paid ($0.10 per share)	-	-	-	(10,712)	-	-	(10,712)

Ending balance at March 31, 2011	107,733,432	$1,078	793,951	529,630	(10,518)	(27,025)	1,287,116

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three months ended
	March 31,
	2011	2010
OPERATING ACTIVITIES:
Net Income	$17,253	$13,153
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,244	8,801
Net loss / (gain) on sale of assets	608	(1,230)
Net depreciation, amortization and accretion	4,108	3,639
Decrease in other assets	8,774	6,540
Decrease in other liabilities	(4,045)	(6,216)
Net amortization of premium/ (discount) on marketable securities	(344)	(747)
Noncash impairment losses on investment securities	-	97
Origination of loans held for sale	(15,385)	(6,944)
Proceeds from sale of loans held for sale	23,215	2,785
Noncash compensation expense related to stock benefit plans	867	803
Net cash provided by operating activities	42,295	20,681

INVESTING ACTIVITIES:
Purchase of marketable securities available-for-sale	(91,695)	-
Purchase of marketable securities held-to-maturity	-	(283,429)
Proceeds from maturities and principal reductions
of marketable securities available-for-sale	63,997	103,611
Proceeds from maturities and principal reductions
of marketable securities held-to-maturity	43,320	7,467
Proceeds from sale of marketable securities available-for-sale	-	56,865
Loan originations	(375,303)	(497,200)
Proceeds from loan maturities and principal reductions	405,521	368,567
Proceeds from sale of Federal Home Loan Bank stock	3,004	-
Proceeds from sale of real estate owned	2,866	2,360
Sale of real estate owned for investment, net	102	39
Purchase of premises and equipment	(1,931)	(2,030)
Net cash provided by /(used in) investing activities	49,881	(243,750)

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Three months ended
	March 31,
	2011	2010
FINANCING ACTIVITIES:
Increase in deposits, net	$56,201	$69,024
Repayments of long-term borrowings	(50,017)	(1,516)
Net (decrease) /increase in short-term borrowings	(9,701)	8,101
Increase in advances by borrowers for taxes and insurance	3,323	2,999
Cash dividends paid	(10,712)	(11,063)
Purchase of common stock for employee stock ownership plan	-	(17,200)
Purchase of common stock for retirement	(31,074)	-
Proceeds from stock options exercised	353	329
Net cash (used in) / provided by financing activities	(41,627)	50,674

Net increase/ (decrease) in cash and cash equivalents	$50,549	$(172,395)

Cash and cash equivalents at beginning of period	$719,111	$1,107,790
Net increase/ (decrease) in cash and cash equivalents	50,549	(172,395)
Cash and cash equivalents at end of period	$769,660	$935,395

Cash and cash equivalents:
Cash and due from banks	$78,446	$66,351
Interest-earning deposits in other financial institutions	690,581	868,361
Federal funds sold and other short-term investments	633	683
Total cash and cash equivalents	$769,660	$935,395

Cash paid during the period for:
Interest on deposits and borrowings (including interest
credited to deposit accounts of $13,731 and $18,439, respectively)	$24,598	$31,038
Income taxes	$917	$532

Non-cash activities:
Loans transferred to real estate owned	$1,796	$4,309
Sale of real estate owned financed by the Company	$140	$-

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

(1)	Basis of Presentation and Informational Disclosures
Northwest Bancshares, Inc. (the “Company”), a Maryland corporation headquartered in Warren, Pennsylvania, is a savings and loan holding company regulated by the Office of Thrift Supervision (“OTS”).  The Company was incorporated to be the successor to Northwest Bancorp, Inc. upon the completion of the mutual-to-stock conversion of Northwest Bancorp, MHC.  As a result of the conversion, all share information for periods prior to December 31, 2009, has been revised to reflect the 2.25 to one conversion rate.  The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”).  Northwest is regulated by the FDIC and the Pennsylvania Department of Banking.  At March 31, 2011, Northwest operated 172 community-banking offices throughout Pennsylvania, western New York, eastern Ohio, Maryland and southern Florida.  We previously announced our intention to close our three offices located in southern Florida. This closure is expected to occur on June 30, 2011.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Settlement Agency, LLC, Northwest Consumer Discount Company, Northwest Financial Services, Inc., Northwest Capital Group, Inc., Boetger & Associates, Inc., Allegheny Services, Inc., Great Northwest Corporation and Veracity Benefits Design.  The unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required for complete annual financial statements.  In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included.  The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 updated, as required, for any new pronouncements or changes.  The following sections of our Summary of Significant Accounting Principals have been updated since the filing of our 10-K and are included herein.

(e) Loans Receivable

Our loan portfolio segments consist of Personal Banking and Business Banking.  Personal Banking loans are further disaggregated into the following classes: residential mortgage loans, home equity loans and other consumer loans.  Business Banking loans are further disaggregated into the following classes: commercial real estate loans and commercial loans.  All classes of loans are carried at their unpaid principal balance net of any deferred origination fees or costs and the allowance for estimated loan losses. Interest income on loans is credited to income as earned. Interest earned on loans for which no payments were received during the month is accrued at month end. Accrued interest on loans more than 90 days delinquent is reversed, and such loans are placed on nonaccrual status.

All classes of loans are placed on nonaccrual status when principal or interest is 90 days or more delinquent, or when there is reasonable doubt that interest or principal will not be collected in accordance with the contractual terms. Interest receipts on all classes of nonaccrual and impaired loans are recognized as interest revenue when it has been determined that all principal and interest will be collected or are applied to principal when collectability of principal is in doubt.  Nonaccrual loans generally are restored to an accrual basis when principal and interest become current (and a period of performance has been established in accordance with the contractual terms, typically six months).

A loan (from any class) is considered to be a troubled debt restructured loan (“TDR”) when the terms have been renegotiated to a below market condition to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower. Troubled debt restructurings are determined on the contractual terms as specified by the original loan agreement of the most recent modification.

For all classes of loans, delinquency is measured based on number of days since payment due date.  For all classes of loans, past due status is measured using the loans contractual maturity date.

We have identified certain residential mortgage loans, which will be sold prior to maturity, as loans held for sale. These loans are recorded at the lower of amortized cost or fair value less estimated cost to sell and at March 31, 2011 and December 31, 2010 and were $3.6 million and $11.4 million, respectively.

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

For all classes of loans, management considers a loan to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. In evaluating whether a loan is impaired, management considers not only the amount that we expect to collect but also the timing of collection. Generally, if a delay in payment is insignificant (e.g., less than 30 days), a loan is not deemed to be impaired.

When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or fair value of the collateral, less cost to sell, if the loan is collateral dependent. Larger loans are evaluated individually for impairment. Smaller balance, homogeneous loans (e.g., primarily consumer and residential mortgages) are evaluated collectively for impairment. Impairment losses are included in the allowance for loan losses. Impaired loans are charged-off or charged down when management believes that the ultimate collectability of a loan is not likely.

Interest income on impaired loans is recognized using the cash basis method. For impaired loans interest collected is credited to income in the period of recovery or applied to reduce principal if there is sufficient doubt about the collectability of principal.

The allowance for loan losses is shown as a valuation allowance to loans. The accounting policy for the determination of the adequacy of the allowance by portfolio segment requires us to make numerous complex and subjective estimates and assumptions relating to amounts which are inherently uncertain. The allowance for loan losses is maintained to absorb losses inherent in the loan portfolio as of the balance sheet date based on our judgment. The methodology used to determine the allowance for loan losses is designed to provide procedural discipline in assessing the appropriateness of the allowance for loan losses. Losses are charged against the allowance for loan losses and recoveries are added to the allowance for loan losses.

The allowance for loan losses for all classes of Business Banking loans consists of three elements:

•	An allowance for impaired loans;
•	An allowance for homogenous loans based on historical losses; and
•	An allowance for homogenous loans based on judgmental factors.

The first element, impaired loans, is based on individual analysis of all nonperforming loans over $1.0 million. The allowance is measured by the difference between the recorded value of impaired loans and their impaired value. Impaired value is either the present value of the expected future cash flows from the borrower, the market value of the loan, or the fair value of the collateral, less cost to sell.

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

The allowance for loan losses for all classes of Personal Banking loans consists of three elements:

•	An allowance for loans 90 days or more delinquent;
•	An allowance for homogenous loans based on historical losses; and
•	An allowance for homogenous loans based on judgmental factors.

The first element, loans 90 days or more delinquent, is based on the loss history of loans that have become 90 days or more delinquent.   We apply a historical loss factor for loans that have been 90 days or more delinquent.

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

We also have an unallocated allowance which is based on our judgment regarding economic conditions, collateral values, specific loans and industry conditions and results of bank regulatory and internal credit exams.

The allocation of the allowance for loan losses is inherently judgmental, and the entire allowance for loan losses is available to absorb loan losses regardless of the nature of the loss.

We have not made any changes to our methodology for the calculation of the allowance for loan losses during the current year.

Personal Banking loans are charged-off or charged down when they become 180 days delinquent, unless that borrower has filed for bankruptcy.  Business Banking loans are charged-off or charged down when, in our opinion, they are no longer collectible, for commercial loans, or when it has been determined that the collateral value no longer supports the carrying value of the loan, for commercial real estate loans.

Certain items previously reported have been reclassified to conform to the current period’s format.  The reclassifications had no material effect on the Company’s financial condition or results of operations.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Stock-Based Compensation
On January 19, 2011, the Company awarded employees 515,293 stock options and directors 60,000 stock options with an exercise price of $12.12 and a grant date fair value of $1.93 per stock option.  Awarded stock options vest over a seven-year period from the date of issuance.  Stock-based compensation expense of $867,000 and $803,000 for the three months ended March 31, 2011 and 2010, respectively, was recognized in compensation expense relating to the Company’s stock award plans.  At March 31, 2011 there was compensation expense of $2.0 million to be recognized for awarded but unvested stock options.

Income Taxes- Uncertain Tax Positions
Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of March 31, 2011 we had no liability for unrecognized tax benefits.

The Company recognizes interest accrued related to: (1) unrecognized tax benefits in federal and state income taxes and (2) refund claims in other operating income.  The Company recognizes penalties (if any) in federal and state income taxes.  There is no amount accrued for the payment of interest or penalties at March 31, 2011.  We are subject to audit by the Internal Revenue Service for the tax periods ended December 31, 2009 and 2008 and subject to audit by any state in which we conduct business for the tax periods ended December 31, 2009, 2008 and 2007.

Recently Issued Accounting Standards to be Adopted in Future Periods

In April 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-02, “Receivable (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”   This guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring.  Additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulty.  Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. This guidance is effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The adoption of the provisions of this standard is not expected to have a material impact on our Consolidated Financial Statements.

(2)	Business Segments
We operate in two reportable business segments: Community Banking and Consumer Finance.  The Community Banking segment provides services traditionally offered by full-service community banks, including commercial and personal demand, savings and time deposit accounts and commercial and personal loans, as well as insurance, brokerage and investment management and trust services.  The Consumer Finance segment, which is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest, operates 52 offices in Pennsylvania and offers personal installment loans for a variety of consumer and real estate products.  This activity is funded primarily through an intercompany borrowing relationship with Allegheny Services, Inc., a subsidiary of Northwest.  Net income is the primary measure used by management to measure segment performance.  The following tables provide financial information for these reportable segments.  The “All Other” column represents the parent company and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.

As of or for the three months ended:
	Community	Consumer
March 31, 2011 ($ in 000's)	Banking	Finance	All Other *	Consolidated
External interest income	$85,616	5,247	229	91,092
Intersegment interest income	770	-	(770)	-
Interest expense	22,960	770	322	24,052
Provision for loan losses	6,500	744	-	7,244
Noninterest income	13,860	453	13	14,326
Noninterest expense	46,101	3,037	240	49,378
Income tax expense (benefit)	7,396	477	(382)	7,491
Net income	17,289	672	(708)	17,253
Total assets	$7,986,834	112,716	22,654	8,122,204

	Community	Consumer
March 31, 2010 ($ in 000's)	Banking	Finance	All Other *	Consolidated
External interest income	$85,966	5,167	5	91,138
Intersegment interest income	807	-	(807)	-
Interest expense	30,445	807	(148)	31,104
Provision for loan losses	8,000	801	-	8,801
Noninterest income	15,447	397	13	15,857
Noninterest expense	45,466	3,025	113	48,604
Income tax expense (benefit)	5,211	387	(265)	5,333
Net income	13,098	544	(489)	13,153
Total assets	$7,950,616	115,574	18,440	8,084,630
* Eliminations consist of intercompany loans, interest income and interest expense.

(3)	Investment securities and impairment of investment securities
The following table shows the portfolio of investment securities available-for-sale at March 31, 2011 (in thousands):
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$65	-	-	65

Debt issued by government sponsored enterprises:
Due in one year or less	1,992	70	-	2,062
Due in one year - five years	30,000	-	-	30,000
Due in five years - ten years	6,485	467	-	6,952
Due after ten years	9,949	-	(66)	9,883

Equity securities	1,860	256	(9)	2,107

Municipal securities:
Due in one year - five years	3,959	144	-	4,103
Due in five years - ten years	35,902	1,125	-	37,027
Due after ten years	168,424	1,347	(4,490)	165,281

Corporate debt issues:
Due in one year - five years	500	-	-	500
Due after ten years	25,389	203	(6,505)	19,087

Residential mortgage-backed securities:
Fixed rate pass-through	121,687	6,171	(199)	127,659
Variable rate pass-through	157,895	6,626	(4)	164,517
Fixed rate non-agency CMOs	12,440	78	(752)	11,766
Fixed rate agency CMOs	117,375	1,742	(331)	118,786
Variable rate non-agency CMOs	2,189	-	(624)	1,565
Variable rate agency CMOs	277,919	3,433	(376)	280,976
Total residential mortgage-backed securities	689,505	18,050	(2,286)	705,269
Total marketable securities available-for-sale	$974,030	21,662	(13,356)	982,336

The following table shows the portfolio of investment securities available-for-sale at December 31, 2010 (in thousands):
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$67	-	-	67

Debt issued by government sponsored enterprises:
Due in one year - five years	1,989	93	-	2,082
Due in five years - ten years	6,495	347	-	6,842
Due after ten years	9,948	-	(53)	9,895

Equity securities	861	86	(1)	946

Municipal securities:
Due in one year - five years	3,382	125	-	3,507
Due in five years - ten years	37,898	1,023	-	38,921
Due after ten years	173,255	1,158	(8,548)	165,865

Corporate debt issues:
Due in one year or less	100	-	-	100
Due in one year - five years	500	-	-	500
Due after ten years	25,417	196	(7,353)	18,260

Residential mortgage-backed securities:
Fixed rate pass-through	111,581	7,153	(12)	118,722
Variable rate pass-through	167,685	7,260	(8)	174,937
Fixed rate non-agency CMOs	13,825	91	(843)	13,073
Fixed rate CMOs	112,483	1,067	(759)	112,791
Variable rate non-agency CMOs	3,274	-	(379)	2,895
Variable rate CMOs	277,031	4,525	(276)	281,280
Total residential mortgage-backed securities	685,879	20,096	(2,277)	703,698
Total marketable securities available-for-sale	$945,791	23,124	(18,232)	950,683

The following table shows the portfolio of investment securities held-to-maturity at March 31, 2011 (in thousands):
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value

Municipal securities:
Due after ten years	$77,840	59	(1,971)	75,928

Residential mortgage-backed securities:
Fixed rate pass-through	28,271	389	(40)	28,620
Variable rate pass-through	9,705	38	-	9,743
Fixed rate agency CMOs	177,100	1,735	(1,258)	177,577
Variable rate agency CMOs	21,491	368	-	21,859
Total residential mortgage-backed securities	236,567	2,530	(1,298)	237,799
Total marketable securities held-to-maturity	$314,407	2,589	(3,269)	313,727

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2010 (in thousands):
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by government sponsored enterprises:
Due in one year - five years	26,500	36	-	26,536

Municipal securities:
Due after ten years	80,020	7	(3,940)	76,087

Residential mortgage-backed securities:
Fixed rate pass-through	29,820	410	(4)	30,226
Variable rate pass-through	9,853	79	-	9,932
Fixed rate agency CMOs	186,948	924	(1,701)	186,171
Variable rate agency CMOs	24,781	393	-	25,174
Total residential mortgage-backed securities	251,402	1,806	(1,705)	251,503
Total marketable securities held-to-maturity	$357,922	1,849	(5,645)	354,126

We review our investment portfolio on a quarterly basis for indications of impairment.  This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the intent to hold the investments for a period of time sufficient to allow for a recovery in value.  Other investments are evaluated using our best estimate of future cash flows.  If the estimate of cash flows determines that it is expected an adverse change has occurred, other-than-temporary impairment would be recognized for the credit loss.

The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2011 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$9,883	(66)	-	-	9,883	(66)
Municipal securities	158,022	(5,691)	6,621	(770)	164,643	(6,461)
Corporate issues	-	-	13,500	(6,505)	13,500	(6,505)
Equity securities	271	(9)	-	-	271	(9)
Residential mortgage-backed securities - non-agency	-	-	9,307	(1,376)	9,307	(1,376)
Residential mortgage-backed securities - agency	294,498	(2,178)	5,317	(30)	299,815	(2,208)

Total temporarily impaired securities	$462,674	(7,944)	34,745	(8,681)	497,419	(16,625)

The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2010 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$9,896	(53)	35	(1)	9,931	(54)
Municipal securities	188,659	(11,107)	8,181	(1,381)	196,840	(12,488)
Corporate issues	-	-	13,700	(7,353)	13,700	(7,353)
Equities	44	(1)	-	-	44	(1)
Residential mortgage-backed securities - non-agency	303	(301)	10,093	(921)	10,396	(1,222)
Residential mortgage-backed securities - agency	212,261	(2,632)	4,949	(127)	217,210	(2,759)

Total temporarily impaired securities	$411,163	(14,094)	36,958	(9,783)	448,121	(23,877)

Corporate issues
As of March 31, 2011, we had eight investments with a total book value of $20.0 million and total fair value of $13.5 million, where the book value exceeded the carrying value for more than 12 months.  These investments were two single issuer trust preferred investments and six pooled trust preferred investments.  The single issuer trust preferred investments were evaluated for other-than-temporary impairment by determining the strength of the underlying issuer.  In each case, the underlying issuer was “well-capitalized” for regulatory purposes.  None of the issuers have deferred interest payments or announced the intention to defer interest payments, nor have any been downgraded.  We believe the decline in fair value is related to the spread over three month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR is significantly lower than current market spreads.  We concluded the impairment of these two investments was considered temporary.  In making that determination, we also considered the duration and the severity of the losses and whether we intend to hold these securities until the value is recovered, the securities are redeemed or maturity.  The pooled trust preferred investments were evaluated for other-than-temporary impairment by considering the duration and severity of the losses, actual cash flows, projected cash flows, performing collateral, the class of investment we owned and the amount of additional defaults the structure could withstand prior to the investment experiencing a disruption in cash flows.  None of these investments are projecting a cash flow disruption, nor have any of the securities experienced a cash flow disruption.  After evaluation, the impairment in all six investments was considered to be temporary.

The following table provides class, book value, fair value and ratings information for our portfolio of corporate securities that have an unrealized loss as of March 31, 2011 (in thousands):

		Total
		Book	Fair	Unrealized	Moody's/ Fitch
Description	Class	Value	Value	Losses	Ratings
Bank Boston Capital Trust (1)	N/A	$988	762	(226)	Baa3/ BBB
Huntington Capital Trust	N/A	1,423	1,070	(353)	Ba1/ BBB-
MM Community Funding I	Mezzanine	105	57	(48)	Ca/ C
MM Community Funding II	Mezzanine	331	29	(302)	Baa2/ BB
I-PreTSL I	Mezzanine	1,500	189	(1,311)	Not rated/ CCC
I-PreTSL II	Mezzanine	1,500	188	(1,312)	Not rated/ B
PreTSL XIX	Senior A-1	8,729	6,727	(2,002)	Baa2/ BBB
PreTSL XX	Senior A-1	5,429	4,478	(951)	Ba2/ BB
		$20,005	13,500	(6,505)

(1) – Bank Boston was acquired by Bank of America.

The following table provides collateral information on the entire pool for the trust preferred securities included in the previous table as of March 31, 2011 (in thousands):

				Additional
				Immediate
				defaults before
		Current		causing an
	Total	deferrals	Performing	interest
Description *	Collateral	and defaults	Collateral	shortfall
I-PreTSL I	$193,500	17,500	176,000	102,500
I-PreTSL II	378,000	-	378,000	153,000
PreTSL XIX	699,906	170,400	529,506	187,500
PreTSL XX	576,238	176,500	399,738	108,500

* - similar information for the MM Community Funding I and II is not available.

Mortgage-backed securities
Mortgage-backed securities include agency (FNMA, FHLMC and GNMA) mortgage-backed securities and non-agency collateralized mortgage obligations (“CMOs”).  We review our portfolio of agency mortgage-backed securities quarterly for impairment.  As of March 31, 2011, we believe that the impairment within its portfolio of agency mortgage-backed securities is temporary.  As of March 31, 2011, we had 10 non-agency CMOs with a total book value of $14.6 million and a total fair value of $13.3 million.

The following table shows issuer specific information, book value, fair value, unrealized gain or loss and other-than-temporary impairment recorded in earnings for the Company’s portfolio of non-agency CMOs as of March 31, 2011 (in thousands):
					Total
				Impairment	impairment
				recorded in	recorded in
	Book	Fair	Unrealized	current period	prior period
Description	Value	Value	Gain/ (loss)	earnings	earnings
AMAC 2003-6 2A2	$520	532	12	-	-
AMAC 2003-6 2A8	1,074	1,098	24	-	-
AMAC 2003-7 A3	634	643	9	-	-
BOAMS 2005-11 1A8	3,031	2,953	(78)	-	(146)
CWALT 2005-J14 A3	5,462	4,789	(673)	-	(411)
CFSB 2003-17 2A2	1,002	1,015	13	-	-
WAMU 2003-S2 A4	717	736	19	-	-
CMLTI 2005-10 1A5B	768	381	(387)	-	(2,952)
SARM 2005-21 4A2	380	212	(168)	-	(3,100)
WFMBS 2003-B A2	1,041	972	(69)	-	-
	$14,629	13,331	(1,298)	-	(6,609)

Municipal Securities

As of March 31, 2011, we had 13 investments in municipal securities with a total book value of $7.4 million and a total fair value of $6.6 million, where book value exceeded fair value for more than 12 months.  We initially evaluate investments in municipal securities for other-than-temporary impairment by comparing the fair value, provided to us by a third party pricing source using quoted prices for similar assets that are actively traded, to the carrying value.  When an investment’s fair value is below 80% of the carrying value we then look at the stated interest rate and compare the stated interest rate to current market interest rates to determine if the decline in fair value is attributable to interest rates.  If the interest rate approximates current interest rates for similar securities, we determine if the investment is rated and if so, if the rating has changed in the current period.  If the rating has not changed during the current period, we review publicly available information to determine if there has been any negative change in the underlying municipality.  As of March 31, 2011, we have determined that all of the impairment in our municipal securities portfolio is noncredit related and therefore temporary. The 13 investments in municipal securities discussed above represent six Pennsylvania municipalities and one Texas municipality.

The following table provides information for our portfolio of municipal securities that have unrealized losses for greater than 12 months as of March 31, 2011 (in thousands):
		Total
		Book	Fair	Unrealized
Description	State	Value	Value	Losses	Rating
Cambria & Somerset Counties	PA	$612	590	(22)	BBB
Ohio Township Sewer Revenue	PA	305	285	(20)	Not rated
Hamburg Sewer Revenue	PA	595	560	(35)	Not rated
Plum Boro Water Authority	PA	835	774	(61)	Not rated
Cambridge Area JT Revenue	PA	595	512	(83)	Not rated
Northwest Harris County Util Dist	TX	482	466	(16)	BBB+
Ohio Township Sewer Revenue	PA	490	446	(44)	Not rated
West Reading	PA	424	378	(46)	BBB
Cambria & Somerset Counties	PA	470	430	(40)	Not rated
West Reading	PA	492	434	(58)	BBB
Kutztown	PA	799	676	(123)	BBB
Ohio Township Sewer Revenue	PA	306	263	(43)	Not rated
West Reading	PA	986	807	(179)	BBB
		$7,391	6,621	(770)

Credit related other-than-temporary impairment on debt securities is recognized in earnings while noncredit related other-than-temporary impairment on debt securities, not expected to be sold, is recognized in other comprehensive income.

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold (in thousands):
	March 31,
	2011	2010
Beginning balance as of Janaury 1 (a)	$15,445	13,998
Credit losses on debt securities for which other-than-temporary impairment
was not previously recognized	-	-
Additional credit losses on debt securities for which other-than-temporary
impairment was previously recognized	-	97
Ending balance as of March 31	$15,445	14,095
   (a) – The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(4)	Loans receivable

We have defined our portfolio segments as Personal Banking loans and Business Banking loans.  Classes of Personal Banking loans are residential mortgage loans, home equity loans and other consumer loans.  Classes of Business Banking loans are commercial real estate loans and commercial loans. The following table shows a summary of our loans receivable at March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Personal Banking:
Residential mortgage loans	$2,390,762	2,432,421
Home equity loans	1,073,818	1,095,953
Other consumer loans	249,127	255,776
Total Personal banking	3,713,707	3,784,150

Business Banking:
Commercial real estate	1,439,259	1,423,021
Commercial loans	463,758	463,006
Total Business Banking	1,903,017	1,886,027
Total loans receivable, gross	5,616,724	5,670,177

Deferred loan fees	(7,605)	(7,165)
Allowance for loan losses	(76,450)	(76,412)
Undisbursed loan proceeds (real estate loans)	(122,551)	(129,007)
Total loans receivable, net	$5,410,118	5,457,593

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable as of March 31, 2011 (in thousands):

	Balance December 31, 2010	Current period provision	Charge-offs	Recoveries	Balance March 31, 2011
Personal Banking:
Residental mortgage loans	$6,854	2,286	(1,205)	71	8,006
Home equity loans	7,675	1,403	(2,255)	17	6,840
Other consumer loans	5,810	581	(1,232)	397	5,556
Total Personal Banking	20,339	4,270	(4,692)	485	20,402

Business Banking:
Commercial real estate loans	35,832	278	(2,276)	206	34,040
Commercial loans	15,770	2,869	(1,041)	112	17,710
Total Business Banking	51,602	3,147	(3,317)	318	51,750

Unallocated	4,471	(173)	-	-	4,298

Total	$76,412	7,244	(8,009)	803	76,450

The following table provides information related to the allowance for loan losses as of March 31, 2010 (in thousands):
March 31,
2010

Balance at beginning of period	$70,403
Provision for loan losses	8,801
Charge-offs - mortgage	(625)
Charge-offs - consumer	(1,911)
Charge-offs - commercial	(2,334)
Recoveries	502
Balance at end of period	$74,836

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable as of March 31, 2011 (in thousands):

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual	Recorded investment in loans past due 90 days or more and still accruing	TDRs
Personal Banking:
Residental mortgage loans	$2,366,161	8,006	28,722	-	362
Home equity loans	1,073,818	6,840	9,165	-	-
Other consumer loans	249,127	5,556	2,914	-	-
Total Personal Banking	3,689,106	20,402	40,801	-	362

Business Banking:
Commercial real estate loans	1,368,622	34,040	73,827	-	20,674
Commercial loans	428,840	17,710	41,530	1,383	37,614
Total Business Banking	1,797,462	51,750	115,357	1,383	58,288

Total	$5,486,568	72,152	156,158	1,383	58,650

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable as of December 31, 2010 (in thousands):

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual	Recorded investment in loans past due 90 days or more and still accruing	TDRs
Personal Banking:
Residental mortgage loans	$2,398,304	6,854	29,751	-	-
Home equity loans	1,095,953	7,675	10,263	-	-
Other consumer loans	255,776	5,810	2,565	-	-
Total Personal Banking	3,750,033	20,339	42,579	-	-

Business Banking:
Commercial real estate loans	1,350,319	35,832	67,306	1,067	24,966
Commercial loans	433,653	15,770	38,506	-	27,639
Total Business Banking	1,783,972	51,602	105,812	1,067	52,605

Total	$5,534,005	71,941	148,391	1,067	52,605

The following table provides information related to impaired loans by portfolio segment and by class of financing receivable as of  and for the quarter ended March 31, 2011 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residental mortgage loans	$2,366,161	-	-	-	-	29,236	-
Home equity loans	1,073,818	-	-	-	-	8,164	-
Other consumer loans	249,127	-	-	-	-	4,290	-
Total Personal Banking	3,689,106	-	-	-	-	41,690	-

Business Banking:
Commercial real estate loans	1,263,639	104,983	76,964	11,493	28,019	70,566	23
Commercial loans	379,600	49,240	39,836	11,807	9,404	40,018	164
Total Business Banking	1,643,239	154,223	116,800	23,300	37,423	110,584	187

Total	$5,332,345	154,223	116,800	23,300	37,423	152,274	187

The following table provides information related to impaired loans by portfolio segment and by class of financing receivable as of and for the year ended December 31, 2010 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residental mortgage loans	$2,398,304	-	-	-	-	27,544	-
Home equity loans	1,095,953	-	-	-	-	8,333	-
Other consumer loans	255,776	-	-	-	-	4,543	-
Total Personal Banking	3,750,033	-	-	-	-	40,420	-

Business Banking:
Commercial real estate loans	1,244,884	105,435	78,849	13,291	26,586	60,923	171
Commercial loans	389,614	44,039	37,758	9,103	6,281	35,452	629
Total Business Banking	1,634,498	149,474	116,607	22,394	32,867	96,375	800

Total	$5,384,531	149,474	116,607	22,394	32,867	136,795	800

The following table provides information related to loan delinquencies as of March 31, 2011 (in thousands):

	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or Greater Delinquent	Total Delinquency	Current	Total Loans	Recorded investment > 90 days past due and still accruing
Personal Banking:
Residential mortgage loans	$30,408	4,231	28,722	63,361	2,302,800	2,366,161	-
Home equity loans	5,569	2,278	9,165	17,012	1,056,806	1,073,818	-
Other consumer loans	2,891	1,036	2,914	6,841	242,286	249,127	-
Total Personal Banking	38,868	7,545	40,801	87,214	3,601,892	3,689,106	-

Business Banking:
Commercial real estate loans	12,669	3,322	61,561	77,552	1,291,070	1,368,622	-
Commercial loans	12,519	973	22,475	35,967	392,873	428,840	1,383
Total Business Banking	25,188	4,295	84,036	113,519	1,683,943	1,797,462	1,383

Total	$64,056	11,840	124,837	200,733	5,285,835	5,486,568	1,383

The following table provides information related to loan delinquencies as of December 31, 2010 (in thousands):

	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or Greater Delinquent	Total Delinquency	Current	Total Loans	Recorded investment > 90 days past due and still accruing
Personal Banking:
Residential mortgage loans	$35,329	9,848	29,751	74,928	2,323,376	2,398,304	-
Home equity loans	7,317	3,249	10,263	20,829	1,075,124	1,095,953	-
Other consumer loans	5,318	1,331	2,565	9,214	246,562	255,776	-
Total Personal Banking	47,964	14,428	42,579	104,971	3,645,062	3,750,033	-

Business Banking:
Commercial real estate loans	16,287	14,365	44,965	75,617	1,274,702	1,350,319	1,067
Commercial loans	6,590	1,678	12,877	21,145	412,508	433,653	-
Total Business Banking	22,877	16,043	57,842	96,762	1,687,210	1,783,972	1,067

Total	$70,841	30,471	100,421	201,733	5,332,272	5,534,005	1,067

Credit quality indicators:  We categorize Business Banking loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  We analyze Business Banking loans individually by classifying the loans by credit risk.  Loans designated as special mention or classified substandard are reviewed quarterly for further deterioration or improvement to determine if the loan is appropriately classified.  We use the following definitions for risk ratings other than pass:

Special mention – Loans designated as special mention have specific, well-defined risk issues, which create a high level of uncertainty regarding the long-term viability of the business. Loans in this class are considered to have high-risk characteristics.  A special mention loan exhibits material negative financial trends due to company-specific or systemic conditions.  If these potential weaknesses are not mitigated, they threaten the borrower’s capacity to meet its debt obligations.  Special mention loans still demonstrate sufficient financial flexibility to react to and positively address the root cause of the adverse financial trends without significant deviations from their current business strategy. Their potential weaknesses deserve our close attention and warrant enhanced monitoring.

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

Loss – Loans classified as loss are considered uncollectible and of such value that the continuance as a loan is not warranted.  A loss classification does not mean that the loan has no recovery or salvage value; instead, it means that it is not practical or desirable to defer writing off all or a portion of a basically worthless loan even though partial recovery may be affected in the future.

The following table sets forth information about credit quality indicators, which were updated during the quarter ended March 31, 2011 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Personal Banking:
Residential mortgage loans	$2,342,190	-	23,066	10	895	2,366,161
Home equity loans	1,063,341	-	10,477	-	-	1,073,818
Other consumer loans	248,101	-	1,026	-	-	249,127
Total Personal Banking	3,653,632	-	34,569	10	895	3,689,106

Business Banking:
Commercial real estate loans	1,135,611	77,323	151,914	3,774	-	1,368,622
Commercial loans	349,669	15,327	62,732	1,112	-	428,840
Total Business Banking	1,485,280	92,650	214,646	4,886	-	1,797,462

Total	$5,138,912	92,650	249,215	4,896	895	5,486,568

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2010 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Personal Banking:
Residential mortgage loans	$2,368,776	-	28,763	56	709	2,398,304
Home equity loans	1,084,605	-	11,348	-	-	1,095,953
Other consumer loans	254,072	-	1,704	-	-	255,776
Total Personal Banking	3,707,453	-	41,815	56	709	3,750,033

Business Banking:
Commercial real estate loans	1,112,955	70,638	163,050	3,346	330	1,350,319
Commercial loans	349,232	25,710	58,266	436	9	433,653
Total Business Banking	1,462,187	96,348	221,316	3,782	339	1,783,972

Total	$5,169,640	96,348	263,131	3,838	1,048	5,534,005

(5)	Goodwill and Other Intangible Assets
The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	March 31,	December 31,
	2011	2010
Amortizable intangible assets:
Core deposit intangibles – gross	$30,578	30,578
Acquisitions	-	-
Less: accumulated amortization	(28,649)	(28,301)
Core deposit intangibles – net	1,929	2,277
Customer and Contract intangible assets – gross	3,779	1,731
Acquisitions	-	2,048
Less: accumulated amortization	(2,257)	(2,114)
Customer and Contract intangible assets – net	$1,522	1,665

The following table shows the actual aggregate amortization expense for the current quarter and prior year’s same quarter, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the three months ended March 31, 2011	$491
For the three months ended March 31, 2010	782
For the year ending December 31, 2011	1,730
For the year ending December 31, 2012	1,019
For the year ending December 31, 2013	647
For the year ending December 31, 2014	296
For the year ending December 31, 2015	140
For the year ending December 31, 2016	110

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2009	$170,050	1,313	171,363
Goodwill acquired	219	300	519
Impairment losses	-	-	-
Balance at December 31, 2010	170,269	1,613	171,882
Goodwill acquired	-	-	-
Impairment losses	-	-	-
Balance at March 31, 2011	$170,269	1,613	171,882

We performed our annual goodwill impairment test as of June 30, 2010 and concluded that goodwill was not impaired.  As of March 31, 2011, there were no changes in our operations that would cause us to update the goodwill impairment test performed at June 30, 2010.

(6)	Guarantees
We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures.  Collateral may be obtained based on management’s credit assessment of the customer.  At March 31, 2011, the maximum potential amount of future payments we could be required to make under these standby letters of credit was $59.9 million, of which $58.8 million is fully collateralized.  At March 31, 2011, we had a liability, which represents deferred income, of $809,000 related to the standby letters of credit.  There are no recourse provisions that would enable us to recover any amounts from third parties.

(7)	Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options to purchase 579,793 shares of common stock with a weighted average exercise price of $12.12 per share were outstanding during the three months ended March 31, 2011 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares.  Stock options to purchase 4,500 shares of common stock with a weighted average exercise price of $12.48 per share were outstanding during the three months ended March 31, 2010 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Three months ended
	March 31,
	2011	2010
Reported net income	$17,253	13,153

Weighted average common shares outstanding	106,571,262	108,378,245
Dilutive potential shares due to effect of stock options	687,058	673,794
Total weighted average common shares and dilutive potential shares	107,258,320	109,052,039

Basic earnings per share:	$0.16	0.12

Diluted earnings per share:	$0.16	0.12

(8)	Pension and Other Post-retirement Benefits (in thousands):

Components of Net Periodic Benefit Cost
	Three months ended March 31,
	Pension Benefits		Other Post-retirement Benefits
	2011	2010	2011	2010
Service cost	$1,428	1,397	-	-
Interest cost	1,363	1,333	21	24
Expected return on plan assets	(1,502)	(1,379)	-	-
Amortization of prior service cost	(40)	(40)	-	-
Amortization of the net loss	169	218	13	13
Net periodic benefit cost	$1,418	1,529	34	37

The Company made no contribution to its pension or other post-retirement benefit plans during the three-month period ended March 31, 2011.  Once determined, the Company anticipates making a tax-deductible contribution to its defined benefit pension plan for the year ending December 31, 2011.

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

Loans Receivable

Loans with comparable characteristics including collateral and re-pricing structures were segregated for valuation purposes. Each loan pool was separately valued utilizing a discounted cash flow analysis. Projected monthly cash flows were discounted to present value using a market rate for comparable loans, which is not considered an exit price. Characteristics of comparable loans included remaining term, coupon interest, and estimated prepayment speeds. Delinquent loans were separately evaluated given the impact delinquency has on the projected future cash flow of the loan and the approximate discount or market rate.

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

Cash flow hedges – Interest rate swap agreements (“swaps”)

The fair value of the swaps is the amount we would have expected to pay to terminate the agreements and is based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At March 31, 2011 and December 31, 2010, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	769,660	769,660	719,111	719,111
Securities available-for-sale	982,336	982,336	950,683	950,683
Securities held-to-maturity	314,407	313,727	357,922	354,126
Loans receivable, net	5,410,118	5,659,298	5,457,593	5,837,866
Accrued interest receivable	26,817	26,817	26,216	26,216
FHLB Stock	57,076	57,076	60,080	60,080
Total financial assets	7,560,414	7,808,914	7,571,605	7,948,082

Financial liabilities:
Savings and checking accounts	3,421,288	3,421,288	3,306,420	3,306,420
Time deposits	2,399,249	2,442,884	2,457,916	2,504,527
Borrowed funds	831,575	842,208	891,293	903,569
Junior subordinated debentures	103,094	111,271	103,094	112,463
Cash flow hedges - swaps	7,973	7,973	9,349	9,349
Accrued interest payable	1,170	1,170	1,716	1,716
Total financial liabilities	6,764,349	6,826,794	6,769,788	6,838,044

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The following methods and assumptions were used in estimating the fair value of financial instruments at both March 31, 2011 and December 31, 2010.

Fair Value Measurements

Financial assets and liabilities recognized or disclosed at fair value on a recurring basis and certain financial assets and liabilities on a non-recurring basis are accounted for using a three-level hierarchy of valuation technique based on whether the inputs to those valuation techniques are observable or unobservable.  This hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3).  When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest level input that has a significant impact on fair value measurement is used.

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

•
Level 3 – Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  Level 3 inputs include the following:

o	Quotes from brokers or other external sources that are not considered binding;
o	Quotes from brokers or other external sources where it cannot be determined that market participants would in fact transact for the asset or liability at the quoted price;
o	Quotes and other information from brokers or other external sources where the inputs are not deemed observable.

We are responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value.  We perform due diligence to understand the inputs used or how the data was calculated or derived.  We also corroborate the reasonableness of external inputs in the valuation process.

The following table represents assets measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$1,887	-	220	2,107

Debt securities:
U.S. government and agencies	-	65	-	65
Government sponsored enterprises	-	48,897	-	48,897
States and political subdivisions	-	206,411	-	206,411
Corporate	-	10,276	9,311	19,587
Total debt securities	-	265,649	9,311	274,960

Residential mortgage-backed securities:
GNMA	-	53,628	-	53,628
FNMA	-	150,096	-	150,096
FHLMC	-	87,714	-	87,714
Non-agency	-	738	-	738
Collateralized mortgage obligations:
GNMA	-	42,299	-	42,299
FNMA	-	110,741	-	110,741
FHLMC	-	225,060	-	225,060
SBA	-	21,662	-	21,662
Non-agency	-	13,331	-	13,331
Total mortgage-backed securities	-	705,269	-	705,269

Interest rate swaps	-	(7,973)	-	(7,973)

Total assets	$1,887	962,945	9,531	974,363

The following table represents assets measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$726	-	220	946

Debt securities:
U.S. government and agencies	-	67	-	67
Government sponsored enterprises	-	18,819	-	18,819
States and political subdivisions	-	208,293	-	208,293
Corporate	-	9,651	9,209	18,860
Total debt securities	-	236,830	9,209	246,039

Residential mortgage-backed securities:
GNMA	-	56,266	-	56,266
FNMA	-	141,414	-	141,414
FHLMC	-	95,239	-	95,239
Non-agency	-	740	-	740
Collateralized mortgage obligations:
GNMA	-	47,143	-	47,143
FNMA	-	108,617	-	108,617
FHLMC	-	215,216	-	215,216
Non-agency	-	39,063	-	39,063
Total mortgage-backed securities	-	703,698	-	703,698

Interest rate swaps	-	(9,349)	-	(9,349)

Total assets	$726	931,179	9,429	941,334

Debt securities – available for sale - Generally, debt securities are valued using pricing for similar securities, recently executed transactions and other pricing models utilizing observable inputs.  The valuation for most debt securities is classified as level 2.  Securities within level 2 include corporate bonds, municipal bonds, mortgage-backed securities and US government obligations.  Certain debt securities do not have an active market and as such the broker pricing received uses alternative methods, including use of cash flow estimates.  Accordingly, these securities are included herein as level 3 assets.  The fair value of certain corporate debt securities are determined by using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions.  As such, these securities are included herein as level 3 assets.

Equity securities – available for sale - Level 1 securities include publicly traded securities valued using quoted market prices.  Level 3 securities include investments in two financial institutions that provide financial services only to investor banks received as part of previous acquisitions without observable market data to determine the investments fair values.  These securities can only be sold back to the issuing financial institution at cost.  We consider the financial condition of the issuer to determine if the securities have indicators of impairment.

Interest rate swap agreements (Swaps) – The fair value of the swaps is the amount we would be expected to pay to terminate the agreements and is based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2011 (in thousands):

	Equity	Debt
	securities	securities

Balance at December 31, 2010	$220	9,209

Total net realized investment gains/ (losses)
and net change in unrealized appreciation/
(depreciation):
Included in net income as OTTI	-	-
Included in other comprehensive income	-	102

Purchases	-	-
Sales	-	-
Transfers in to Level 3	-	-
Transfers out of Level 3	-	-

Balance at March 31, 2011	$220	9,311

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2010 (in thousands):

	Equity	Debt
	securities	securities

Balance at December 31, 2009	$220	7,385

Total net realized investment gains/ (losses)
and net change in unrealized appreciation/
(depreciation):
Included in net income	-	(97)
Included in other comprehensive income	-	2,028

Purchases	-	-
Sales	-	-
Transfers in to of Level 3
Transfers out of of Level 3	-	-

Balance at March 31, 2010	$220	9,316

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment, real estate owned and mortgage servicing rights.  The following table represents the fair value measurement for nonrecurring assets as of March 31, 2011 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans measured for impairment	$-	-	93,500	93,500

Real estate owned	-	-	19,682	19,682

Total assets	$-	-	113,182	113,182

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment, real estate owned and mortgage servicing rights.  The following table represents the fair value measurement for nonrecurring assets as of December 31, 2010 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans measured for impairment	$-	-	94,213	94,213

Real estate owned	-	-	20,780	20,780

Mortgage servicing rights	-	-	1,219	1,219

Total assets	$-	-	116,212	116,212

Impaired loans – A loan is considered to be impaired when it is probable that all of the principal and interest due under the original terms of the loan may not be collected.  Impairment is measured based on the fair value of the underlying collateral or discounted cash flows when collateral does not exist.  We measure impairment on all nonaccrual commercial and commercial real estate loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses.  We classify impaired loans as nonrecurring Level 3.

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

Mortgage servicing rights – Mortgage servicing rights represent the value of servicing residential mortgage loans, when the mortgage loans have been sold into the secondary market and the associated servicing has been retained.  The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs.  All of these assumptions require a significant degree of management judgment.  Servicing rights and the related mortgage loans are segregated into categories or homogeneous pools based upon common characteristics.  Adjustments are only made when the estimated discounted future cash flows are less than the carrying value, as determined by individual pool.  As such, mortgage servicing rights are classified as nonrecurring Level 3.

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

The following table shows changes in MSRs as of and for the three months ended March 31, 2011 (in thousands):

			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value

Balance at December 31, 2010	5,969	-	5,969
Additions/ (reductions)	285	-	285
Amortization	(922)	-	(922)
Balance at March 31, 2011	5,332	-	5,332

The following table shows changes in MSRs as of and for the three months ended March 31, 2010 (in thousands):

			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value

Balance at December 31, 2009	8,570	(540)	8,030
Additions/ (reductions)	25	245	270
Amortization	(1,103)	-	(1,103)
Balance at March 31, 2010	7,492	(295)	7,197

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

The Company entered into four interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV.  The first two swaps modify the re-pricing characteristics of Trust III, wherein (i) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.20% to the same counterparty calculated on a notional amount of $25.0 million and (ii) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The terms of these two swaps are five years and ten years, respectively.  The second two swaps modify the re-pricing characteristics of Trust IV, wherein (i) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and (ii) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The terms of these two swaps are seven years and ten years, respectively.  The swap agreements were entered into with a counterparty that met the Company’s credit standards and the agreements contain collateral provisions protecting the at-risk party.  The Company believes that the credit risk inherent in the contracts is not significant.  At March 31, 2011, $8.0 million was pledged as collateral to the counterparty.

At March 31, 2011, the fair value of the swap agreements was $(8.0) million and was the amount the Company would have expected to pay if the contracts were terminated.  There was no material hedge ineffectiveness for these swaps.

The following table shows liability derivatives, included in other liabilities, as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Fair value	$7,973	9,349
Notional amount	$100,000	100,000
Collateral posted	$7,973	9,349

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

Important factors that might cause such a difference include, but are not limited to:
•	Changes in interest rates which could impact our net interest margin;
•	Adverse changes in our loan portfolio or investment securities portfolio and the resulting credit risk-related losses and/ or market value adjustments;
•	The impact of the current economic environment on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;
•	Possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
•	Our ability to continue to increase and manage our commercial and residential real estate, multifamily and commercial and industrial loans;
•	The adequacy of the allowance for loan losses;
•	Changes in the financial performance and/ or condition of the Company’s borrowers;

•	Changes in general economic or business conditions resulting in changes in demand for credit and other services, among other things;
•	Changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide;
•	Compliance with laws and regulatory requirements of federal and state agencies;
•	New legislation affecting the financial services industry;
•	The impact of the current governmental effort to restructure the U.S. financial and regulatory system;
•	The level of future deposit premium assessments;
•	Competition from other financial institutions in originating loans and attracting deposits;
•
The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the SEC, Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standards setters;

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

For all classes of loans, management considers a loan to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. In evaluating whether a loan is impaired, management considers not only the amount that we expect to collect but also the timing of collection. Generally, if a delay in payment is insignificant (e.g., less than 30 days), a loan is not deemed to be impaired.

When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or fair value of the collateral, less cost to sell, if the loan is collateral dependent. Larger loans are evaluated individually for impairment. Smaller balance, homogeneous loans (e.g., primarily consumer and residential mortgages) are evaluated collectively for impairment. Impairment losses are included in the allowance for loan losses. Impaired loans are charged-off or charged down when management believes that the ultimate collectability of a loan is not likely.

Interest income on impaired loans is recognized using the cash basis method. For impaired residential mortgage loans, home equity loans and other consumer loans and impaired commercial loans and commercial real estate loans interest collected is credited to income in the period of recovery or applied to reduce principal if there is sufficient doubt about the collectability of principal.

The allowance for loan losses is shown as a valuation allowance to loans. The accounting policy for the determination of the adequacy of the allowance by portfolio segment requires us to make numerous complex and subjective estimates and assumptions relating to amounts which are inherently uncertain. The allowance for loan losses is maintained to absorb losses inherent in the loan portfolio as of the balance sheet date based on our judgment. The methodology used to determine the allowance for loan losses is designed to provide procedural discipline in assessing the appropriateness of the allowance for loan losses. Losses are charged against the allowance for loan losses and recoveries are added to the allowance for loan losses.

The allowance for loan losses for all classes of Business Banking loans consists of three elements:

•	An allowance for impaired loans;
•	An allowance for homogenous loans based on historical losses; and
•	An allowance for homogenous loans based on judgmental factors.

The first element, impaired loans, is based on individual analysis of all nonperforming loans over $1.0 million. The allowance is measured by the difference between the recorded value of impaired loans and their impaired value. Impaired value is either the present value of the expected future cash flows from the borrower, the market value of the loan, or the fair value of the collateral, less cost to sell.

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

The allowance for loan losses for all classes of Personal Banking loans consists of three elements:

•	An allowance for loans 90 days or more delinquent;
•	An allowance for homogenous loans based on historical losses; and
•	An allowance for homogenous loans based on judgmental factors.

The first element, loans 90 days or more delinquent, is based on the loss history of loans that have become 90 days or more delinquent.   We apply a historical loss factor for loans that have been 90 days or more delinquent.

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

We also have an unallocated allowance which is based on our judgment regarding economic conditions, collateral values, specific loans and industry conditions and results of bank regulatory and internal credit exams.

The allocation of the allowance for loan losses is inherently judgmental, and the entire allowance for loan losses is available to absorb loan losses regardless of the nature of the loss.

We have not made any changes to our methodology for the calculation of the allowance for loan losses during the current year.

Personal Banking loans are charged-off or charged down when they become 180 days delinquent, unless that borrower has filed for bankruptcy.  Business Banking loans are charged-off or charged down when, in our opinion, they are no longer collectible, for commercial loans, or when it has been determined that the collateral value no longer supports the carrying value of the loan, for commercial real estate loans.

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

Goodwill.  Goodwill is not subject to amortization but must be tested for impairment at least annually, and possibly more frequently if certain events or changes in circumstances arise.  Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill.  Reporting units are identified based upon analyzing each of our individual operating segments.  A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews.  Determining the fair value of a reporting unit requires a high degree of subjective management judgment.  We have established June 30th of each year as the date for conducting the annual goodwill impairment assessment.  As of June 30, 2010, we, through the assistance of an external third party, performed an impairment test on goodwill.  We valued each reporting unit by using a weighted average of four valuation methodologies; comparable transaction approach, control premium approach, public market peers approach and discounted cash flow approach.  Declines in fair value could result in impairment being identified.  At June 30, 2010, we did not identify any individual reporting unit where the fair value was less than the carrying value.  Future changes in the economic environment or the operations of the operating units could cause changes to the variables used, which could give rise to declines in the estimated fair value of the reporting units.  As of March 31, 2011 no changes have occurred that would require an interim updated impairment analysis.

Deferred Income Taxes.  We use the asset and liability method of accounting for income taxes.  Using this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets.  These judgments require us to make projections of future taxable income.  The judgments and estimates made in determining our deferred tax assets, which are inherently subjective, are reviewed on an ongoing basis as regulatory and business factors change.  A reduction in estimated future taxable income could require us to record a valuation allowance.  Changes in levels of valuation allowances could result in increased income tax expense, and could negatively affect earnings.

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

Executive Summary and Comparison of Financial Condition
Total assets at March 31, 2011 were $8.122 billion, a decrease of $26.0 million, or 0.3%, from $8.148 billion at December 31, 2010.  This decrease in assets included decreases in loans receivable of $47.4 million and other assets of $13.1 million, which was partially offset by an increase in cash and investments of $38.7 million. The net decrease in total assets resulted from a net decrease in funding sources as a decrease in borrowed funds of $59.7 million was partially offset by an increase in deposits of $56.2 million.

Total cash and investments increased by $38.7 million, or 1.9%, to $2.066 billion at March 31, 2011, from $2.028 billion at December 31, 2010 as a result of deposit growth and a decrease in loans outstanding.

Loans receivable decreased by $47.4 million, or 0.9%, to $5.487 billion at March 31, 2011, from $5.534 billion at December 31, 2010.  Loan demand softened during the three months ended March 31, 2011, as originations of $390.7 million were more than offset by loan payments.  All loan categories decreased except for commercial real estate loans which increased $18.3 million, or 1.4%, to $1.369 billion at March 31, 2011 from $1.350 billion at December 31, 2010. Weak loan demand and the sale of $23.2 million of residential mortgage loans into the secondary market lead to a decrease in one-to four-family mortgage loans of $24.3 million, while lower than expected home equity loan demand lead to a decrease of $18.8 million.

Deposits increased by $56.2 million, or 1.0%, to $5.821 billion at March 31, 2011 from $5.764 billion at December 31, 2010.  Noninterest-bearing demand deposits increased by $35.4 million, or 6.2%, to $610.7 million at March 31, 2011 from $575.3 million at December 31, 2010, interest-bearing demand deposits increased by $10.2 million, or 1.3%, to $792.5 million at March 31, 2011 from $782.3 million at December 31, 2010, savings deposits, including insured money fund accounts, increased by $69.3 million, or 3.6%, to $2.018 billion at March 31, 2011 from $1.949 billion at December 31, 2010, while time deposits decreased by $58.7 million, or 2.4%, to $2.399 billion at March 31, 2011 from $2.458 billion at December 31, 2010.  We continue to see robust deposit growth across our network with depositors continuing to keep funds more liquid.

Borrowed funds decreased by $59.7 million, or 6.7%, to $831.6 million at March 31, 2011, from $891.3 million at December 31, 2010 due to the scheduled maturity of FHLB advances.

Total shareholders’ equity at March 31, 2011 was $1.287 billion, or $11.94 per share, a decrease of $20.3 million, or 1.6%, from $1.307 billion, or $11.85 per share, at December 31, 2010.  This decrease was primarily attributable to cash dividends paid of $10.7 million and the repurchase and retirement of common stock shares of $31.1 million, partially offset by net income of $17.3 million.

Financial institutions are subject to various regulatory capital requirements administered by state and federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on a company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments made by the regulators about components, risk-weighting and other factors.

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

March 31, 2011
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$1,052,549	21.45%	392,489	8.00%	490,611	10.00%

Tier I Capital (to risk weighted assets)	991,036	20.20%	196,244	4.00%	294,367	6.00%

Tier I Capital (leverage) (to average assets)	991,036	12.41%	239,576	3.00%*	399,293	5.00%

December 31, 2010
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$1,033,450	21.10%	391,796	8.00%	489,745	10.00%

Tier I Capital (to risk weighted assets)	972,044	19.85%	195,897	4.00%	293,847	6.00%

Tier I Capital (leverage) (to average assets)	972,044	12.19%	239,265	3.00%*	398,774	5.00%
* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points.  As of March 31, 2011, we have not been advised of any additional requirements in this regard.
Northwest is required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations.  Northwest monitors its liquidity position primarily using the ratio of unencumbered liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at March 31, 2011 was 24.7%.  We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments.  As of March 31, 2011 Northwest had $2.0 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, as well as $176.8 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

We paid $10.7 million and $11.1 million in cash dividends during the quarters ended March 31, 2011 and 2010, respectively.  The decrease in dividends paid is the result of the repurchase and retirement of 2,618,423 shares of common stock during the 2011 quarter.  The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 62.5% and 83.3% for the quarters ended March 31, 2011 and 2010, respectively, on dividends of $0.10 per share for each period. The Board of Directors declared a dividend of $0.11 per share payable on May 19, 2011 to shareholders of record as of May 5, 2011. This represents the 66th consecutive quarter we have paid a cash dividend.

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

	March 31, 2011	December 31, 2010
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis
Personal Banking:
Residential mortgage loans	$28,722	29,751
Home equity loans	9,165	10,263
Other consumer loans	2,914	2,565
Total Personal Banking	40,801	42,579
Business Banking:
Commercial real estate loans	73,827	67,306
Commercial loans	41,530	38,506
Total Business Banking	115,357	105,812
Total	156,158	148,391
Total nonaccrual loans as a percentage of loans	2.85%	2.68%
Total real estate acquired through foreclosure and other real estate owned (“REO”)	19,682	20,780
Total nonperforming assets	$175,840	169,171
Total nonperforming assets as a percentage of total assets	2.16%	2.08%

A loan is considered to be impaired, when, based on current information and events it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment.  Impaired loans at March 31, 2011 and December 31, 2010 were $200.3 million and $205.5 million, respectively.  Specific allowances allocated to impaired loans were $30.3 million and $22.4 million at March 31, 2011 and December 31, 2010, respectively.

Allowance for Loan Losses
Our Board of Directors has adopted an “Allowance for Loan Losses” (ALL) policy designed to provide management with a systematic methodology for determining and documenting the ALL each reporting period.  This methodology was developed to provide a consistent process and review procedure to ensure that the ALL is in conformity with GAAP, our policies and procedures and other supervisory and regulatory guidelines.

On an ongoing basis, the Loan Review department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans.  This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis.  In addition, a meeting is held every quarter with each of our eight regions to monitor the performance and status of loans on an internal watch list.  On an on-going basis the loan officer along with the Loan Review department grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated.  Our loan grading system for problem loans is consistent with industry regulatory guidelines which classify loans as “substandard”, “doubtful” or “loss.”  Loans that do not expose us to risk sufficient to warrant classification in one of the subsequent categories, but which possess some weaknesses, are designated as “special mention”.  A “substandard” loan is any loan that is more than 90 days contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable.  Loans classified as “loss” are considered uncollectible so that their continuance as assets without the establishment of a specific loss allowance is not warranted.

The loans that have been classified as substandard or doubtful are reviewed by the Loan Review department for possible impairment.  A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including both contractual principal and interest payments.

If an individual loan is deemed to be impaired, the Loan Review department determines the proper measure of impairment for each loan based on one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.  If the measurement of the impaired loan is more or less than the recorded investment in the loan, the Credit Review department adjusts the specific allowance associated with that individual loan accordingly.

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

The individual impairment measures along with the estimated loss for each homogeneous pool are consolidated into one summary document.  This summary schedule along with the support documentation used to establish this schedule is presented to the Credit Committee on a quarterly basis.  The Credit Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, lending products, activity, competition and collateral values, as well as economic conditions in general and in each of our market areas.  Based on this review and discussion the appropriate amount of ALL is estimated and any adjustments to reconcile the actual ALL with this estimate are determined.  In addition, the Credit Committee considers if any changes to the methodology are needed.  The Credit Committee also reviews and discusses delinquency trends, nonperforming asset amounts and ALL levels and ratios compared to our peer group as well as state and national statistics.  Similarly, following the Credit Committee’s review and approval, a review is performed by the Risk Management Committee of the Board of Directors.

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

Management utilizes a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses.  As part of the analysis as of March 31, 2011, management considered the economic conditions in our markets, such as the elevated unemployment and bankruptcy levels as well as the declines in real estate collateral values.  In addition, management considered the negative trend in asset quality, loan charge-offs and the allowance for loan losses as a percentage of nonperforming loans.  As a result of this analysis, the allowance for loan losses increased $38,000 to $76.5 million, or 1.39% of total loans, at March 31, 2011 from $76.4 million, or 1.38% of total loans, at December 31, 2010.  The modest increase in the allowance for loan losses is attributed to a decrease in classified assets of $7.3 million and positive results regarding several classified loans, including the payoff of a classified loan to a hotel in Maryland with a balance of $6.0 million and a reserve of $3.5 million. Also we received two large payments on classified loans which resulted in a reduction of $900,000 to the specific reserves related to these loans.  In addition, management considered how the level of nonperforming loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Nonperforming loans of $156.2 million or 2.85% of total loans, at March 31, 2011 increased by $7.8 million, or 5.3%, from $148.4 million, or 2.68% of total loans, at December 31, 2010.  As a percentage of average loans, annualized net charge-offs increased to 0.52% for the quarter ended March 31, 2011 compared to 0.33% for the quarter ended March 31, 2010.

In addition, the neutrality of the allowance for loan losses is related to the decline in the loan balances and in particular the decreases in personal banking loans.  The residential mortgage loan portfolio decreased by $24.3 million, or 1.0%, the home equity loan portfolio decreased $18.8 million, or 1.7%, and the other consumer loan portfolio decreased $10.0 million, or 3.9% during the quarter ended March 31, 2011.  Offsetting the decrease in loan balances was an increase in nonperforming loans of $7.8 million, or 5.2%, to $156.2 million, or 2.9% of loans at March 31, 2011 from $148.4 million, or 2.7% of loans at December 31, 2010.  Management believes all known losses as of the balance sheet dates have been recorded.

Comparison of Operating Results for the Quarter Ended March 31, 2011 and 2010
Net income for the quarter ended March 31, 2011 was $17.3 million, or $0.16 per diluted share, an increase of $4.1 million, or 31.2%, from $13.2 million, or $0.12 per diluted share, for the same quarter last year.  The increase in net income resulted primarily from an increase in net interest income of $7.0 million and a reduction in the provision for loan losses of $1.6 million. Partially offsetting these items were increases in noninterest expense of $774,000 and income tax expense of $2.2 million and a decrease in noninterest income of $1.5 million.  A discussion of significant changes follows.  Annualized, net income for the quarter ended March 31, 2011 represents a 5.39% and 0.86% return on average equity and return on average assets, respectively, compared to 4.05% and 0.65% for the same quarter last year.

Interest Income
Total interest income remained consistent, decreasing by $46,000, or 0.1%, to $91.1 million for the quarter ended March 31, 2011 due to a decrease in the average yield earned on interest earning assets, which was partially offset by an increase in the average balance of interest earning assets.  The average yield on interest earning assets decreased to 4.83% for the quarter ended March 31, 2011 from 4.92% for the quarter ended March 31, 2010.  The average yield on all categories of interest earning assets decreased or remained flat when compared to the previous period.  Average interest earning assets increased by $89.2 million, or 1.2%, to $7.542 billion for the quarter ended March 31, 2011 from $7.453 billion for the quarter ended March 31, 2010.

Interest income on loans decreased $289,000, or 1.4%, to $80.5 million for the quarter ended March 31, 2011 compared to $80.7 for the same quarter in the previous year.  The average yield on loans receivable decreased to 5.87% for the quarter ended March 31, 2011 from 6.08% for the quarter ended March 31, 2010.  The decrease in average yield is primarily attributable to our variable rate loans adjusting downward, as well as the origination of new loans in a generally lower interest rate environment.  This decrease in average yield was partially offset by an increase in the average balance of loans receivable.  Average loans receivable increased by $169.3 million, or 3.2%, to $5.516 billion for the quarter ended March 31, 2011 from $5.347 billion for the quarter ended March 31, 2010. This increase is primarily attributable to loans originated over the last three quarters of 2010, and retaining more of our one-to four-family mortgage loan production during the same period, instead of selling into the secondary market.

Interest income on mortgage-backed securities increased by $611,000, or 9.9%, to $6.8 million for the quarter ended March 31, 2011 from $6.1 million for the quarter ended March 31, 2010.  This increase is the result of an increase in the average balance, of $189.4 million, or 25.7%, to $926.3 million for the quarter ended March 31, 2011 from $736.9 million for the quarter ended March 31, 2010. This increase was partially offset by a decrease in the average yield, to 2.92% for the quarter ended March 31, 2011 from 3.34% for the quarter ended March 31, 2010.  The decrease in average yield resulted from the reduction in interest rates for variable rate securities and the purchase of mortgage-backed securities during this period of generally lower interest rates.

Interest income on investment securities decreased by $210,000, or 5.7%, to $3.5 million for the quarter ended March 31, 2011 from $3.7 million for the quarter ended March 31, 2010.  This decrease is due to decreases in both the average balance and the average yield.  The average balance decreased by $4.3 million, or 1.2%, to $354.8 million for the quarter ended March 31, 2011 from $359.1 million for the quarter ended March 31, 2010.  The decrease in average balance is primarily due to the sale of approximately $55.0 million of long-term FNMA zero coupon bonds during the first quarter of 2010.  The average yield decreased to 3.92% for the quarter ended March 31, 2011 from 4.10% for the quarter ended March 31, 2010, as a result of the aforementioned sale of higher yielding long-term bonds in the prior year.

Interest income on interest-earning deposits decreased by $158,000, or 28.0%, to $407,000 for the quarter ended March 31, 2011 from $565,000 for the quarter ended March 31, 2010.  This decrease is due to the average balance decreasing by $260.8 million, or 27.6%, to $685.9 million for the quarter ended March 31, 2011 from $946.7 million for the quarter ended March 31, 2010.  The average balance decrease is attributable to the purchase of mortgage-backed securities and repurchase of our common stock.  The average yield remained unchanged at 0.24% for the quarters ended March 31, 2011 and March 31, 2010.

Interest Expense
Interest expense decreased by $7.0 million, or 22.7%, to $24.1 million for the quarter ended March 31, 2011 from $31.1 million for the quarter ended March 31, 2010.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 1.59% from 2.05%, and by a slight decrease in the average balance of interest-bearing liabilities.  Average interest-bearing liabilities decreased by $3.6 million, or 0.1%, to $6.136 billion for the quarter ended March 31, 2011 from $6.139 billion for the quarter ended March 31, 2010.  The decrease in the cost of funds resulted primarily from a decrease in the level of market interest rates which enabled the Company to reduce the rate of interest paid on all deposit products compared to the year ago period.  The decrease in liabilities resulted primarily from a reduction in borrowed funds of $53.0 million due to the scheduled maturity of FHLB advances which was partially offset by an increase in deposits of $49.4 million.

Net Interest Income
Net interest income increased by $7.0 million, or 11.7%, to $67.0 million for the quarter ended March 31, 2011 from $60.0 million for the quarter ended March 31, 2010.  This increase is attributable to the factors discussed above.  The Company’s net interest rate spread increased to 3.24% for the quarter ended March 31, 2011 from 2.87% for the quarter ended March 31, 2010, and the Company’s net interest margin increased to 3.56% for the quarter ended March 31, 2011 from 3.22% for the quarter ended March 31, 2010.

Provision for Loan Losses
The provision for loan losses decreased by $1.6 million, or 17.7%, to $7.2 million for the quarter ended March 31, 2011 from $8.8 million for the quarter ended March 31, 2010.  In determining the amount of the current period provision, the Company considered the economic conditions, including unemployment levels and bankruptcy filings, and declines in real estate values and the impact of these factors on the quality of our loan portfolio.  Annualized net charge-offs to average loans increased to 0.52% for the quarter ended March 31, 2011 from 0.33% for the quarter ended March 31, 2010. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience.  Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income
Noninterest income decreased by $1.6 million, or 9.7%, to $14.3 million for the quarter ended March 31, 2011 from $15.9 million for the quarter ended March 31, 2010.  The decrease is attributable to a gain of $2.1 million recognized on the sale of $55.0 million of securities during the quarter ended March 31, 2010.  Partially offsetting this gain were increases in insurance commission income, mortgage banking income, trust and financial services income and service charges and fees. Insurance commission income increased $238,000, or 20.8%, to $1.4 million, for the quarter ended March 31, 2011 from $1.1 million, for the quarter ended March 31, 2010 as we continue to increase our market penetration on sales of annuities and employee benefit insurance. Additionally mortgage banking income increased $205,000, to $197,000, for the quarter ended March 31, 2011 due to an increase in the amount of one-to four-family mortgage loans that were sold into the secondary market compared to the same quarter in the previous year.

Noninterest Expense
Noninterest expense increased by $774,000, or 1.6%, to $49.4 million for the quarter ended March 31, 2011 from $48.6 million for the same quarter in the prior year. The largest increases were in professional services expense, marketing expenses, federal deposit insurance premiums, and other expenses.  Professional services expense increased by $528,000, or 72.5%, to $1.3 million for the quarter ended March 31, 2011 from $728,000 for the quarter ended March 31, 2010   as a result of outsourcing the internal audit function and incurring additional expense related to the enhancement of our compliance management system. Marketing expense increased by $516,000, or 35.8%, to $2.0 million for the quarter ended March 31, 2011 from $1.4 million for the quarter ended March 31, 2010 due to the implementation of major marketing campaigns focused on the acquisition of checking accounts and home equity loans.  Federal deposit insurance premiums increased $279,000, or 13.0%, to $2.4 million for the quarter ended March 31, 2011 from $2.1 million for the same quarter in the previous year due to deposit growth over the last year. These increases were partially offset by decreases in compensation and employee benefits expense, real estate owned expense and amortization of intangibles of $357,000, $468,000 and $291,000, respectively, when compared to the same period last year.

Income Taxes
The provision for income taxes for the quarter ended March 31, 2011 increased by $2.2 million, or 40.5%, to $7.5 million, compared to the same period last year.  This increase in income tax is primarily a result of an increase in income before income taxes of $6.3 million, or 33.9%.  The Company’s effective tax rate for the quarter ended March 31, 2011 was 30.3% compared to 28.8% experienced in the same quarter last year.  We do not anticipate our effective tax rate to change substantially during the year.

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

	Three months ended March 31,
	2011				2010
				Avg.				Avg.
	Average			Yield/	Average			Yield/
	Balance		Interest	Cost (g)	Balance		Interest	Cost (g)
Assets:
Interest-earning assets:
Loans receivable (a) (b) (includes FTE adjustments of $390 and $365, respectively)	$5,516,254		80,847	5.89%	$5,346,962		81,111	6.11%
Mortgage-backed securities (c)	926,349		6,756	2.92%	736,904		6,145	3.34%
Investment securities (c) (d) (includes FTE adjustments of $1,665 and $1,445, respectively)	354,786		5,128	5.78%	359,097		5,127	5.71%
FHLB stock	58,845		-	0.00%	63,242		-	0.00%
Other interest-earning deposits	685,864		407	0.24%	946,695		565	0.24%

Total interest-earning assets (includes FTE adjustments of $2,045 and $1,810, respectively)	7,542,098		93,138	4.96%	7,452,900		92,948	5.02%

Noninterest earning assets (e)	592,981				597,320

Total assets	$8,135,079				$8,050,220

Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings accounts	$1,063,696		1,429	0.55%	$960,034		2,034	0.86%
Interest-bearing demand accounts	773,633		232	0.12%	752,109		398	0.21%
Money market accounts	915,768		1,155	0.51%	840,727		1,836	0.89%
Certificate accounts	2,431,952		13,247	2.21%	2,582,782		17,136	2.69%
Borrowed funds (f)	847,784		6,584	3.15%	900,740		8,295	3.73%
Junior subordinated debentures	103,094		1,405	5.45%	103,094		1,405	5.45%

Total interest-bearing liabilities	6,135,927		24,052	1.59%	6,139,486		31,104	2.05%

Noninterest bearing liabilities	701,633				611,279

Total liabilities	6,837,560				6,750,765

Shareholders' equity	1,297,519				1,299,455

Total liabilities and shareholders' equity	$8,135,079				$8,050,220

Net interest income/ Interest rate spread			69,086	3.37%			61,844	2.97%

Net interest-earning assets/ Net interest margin	$1,406,171			3.66%	$1,313,414			3.32%

Ratio of interest-earning assets to interest-bearing liabilities	1.23	X			1.21	X

(a) Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.
(b) Interest income includes accretion/ amortization of deferred loan fees/ expenses, which was not material.
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
(g) Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans – 5.87% and 6.08%; respectively, Investment securities – 3.92% and 4.10%; respectively, interest-earning assets – 4.83% and 4.92%; respectively. GAAP basis net interest rate spreads were 3.24% and 2.87%, respectively and GAAP basis net interest margins were 3.56% and 3.22%, respectively.

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

Three months ended March 31, 2011 and 2010

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(2,941)	2,677	(264)
Mortgage-backed securities	(969)	1,580	611
Investment securities	64	(63)	1
FHLB stock	-	-	-
Other interest-earning deposits	(2)	(156)	(158)
Total interest-earning assets	(3,848)	4,038	190

Interest-bearing liabilities:
Savings accounts	(825)	220	(605)
Now accounts	(177)	11	(166)
Money market demand accounts	(845)	164	(681)
Certificate accounts	(2,977)	(912)	(3,889)
Borrowed funds	(1,262)	(449)	(1,711)
Debentures	-	-	-
Total interest-bearing liabilities	(6,086)	(966)	(7,052)

Net change in net interest income	$2,238	5,004	7,242

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the holding company for a savings bank, one of our primary market risks is interest rate risk.  Interest rate risk is the sensitivity of net interest income to variations in interest rates over a specified time period.  The sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or re-price.  We attempt to control interest rate risk by matching, within acceptable limits, the re-pricing periods of assets and liabilities.  Because interest sensitive deposits typically have re-pricing periods or maturities of short duration, we have attempted to limit our exposure to interest sensitivity by borrowing funds with fixed-rates and longer maturities and by shortening the maturities of assets by emphasizing the origination of more short-term fixed rate loans and adjustable rate loans.  We also continue to sell a portion of the long-term, fixed-rate mortgage loans that we originate.  In addition, we purchase shorter term or adjustable-rate investment securities and adjustable-rate mortgage-backed securities.

We have an Asset/ Liability Committee consisting of several members of management which meets monthly to review market interest rates, economic conditions, the pricing of interest earning assets and interest bearing liabilities and the balance sheet structure.  On a quarterly basis, this Committee also reviews the interest rate risk position and cash flow projections.

The Board of Directors has a Risk Management Committee which meets quarterly and reviews interest rate risks and trends, the interest sensitivity position, the liquidity position and the market risk inherent in the investment portfolio.

In an effort to assess market risk, we utilize a simulation model to determine the effect of immediate incremental increases and decreases in interest rates on net income and the market value of equity.  Certain assumptions are made regarding loan prepayments and decay rates of non-maturity deposits.  Because it is difficult to accurately project the market reaction of depositors and borrowers, the effect of actual changes in interest on these assumptions may differ from simulated results.  We have established the following guidelines for assessing interest rate risk:

Net income simulation.  Given a parallel shift of 2% in interest rates, the estimated net income may not decrease by more than 20% within a one-year period.

Market value of equity simulation.  The market value of equity is the present value of assets and liabilities.  Given a parallel shift of 2% in interest rates, the market value of equity may not decrease by more than 35% of total shareholders’ equity.

The following table illustrates the simulated impact of a 1% or 2% upward or 1% or 2% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset levels at March 31, 2011 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from March 31, 2011 levels.

	Increase		Decrease
Parallel shift in interest rates over the next 12 months	1.0%	2.0%	1.0%	2.0%
Projected percentage increase/ (decrease) in net income	6.9%	11.1%	(4.0)%	(10.9)%
Projected increase/ (decrease) in return on average equity	6.8%	10.9%	(3.7)%	(10.5)%
Projected increase/ (decrease) in earnings per share	$0.05	$0.07	$(0.02)	$(0.06)
Projected percentage increase/ (decrease) in market value of equity	(8.5)%	(17.2)%	(2.0)%	(8.1)%

The figures included in the table above represent projections that were computed based upon certain assumptions including prepayment rates and decay rates.  These assumptions are inherently uncertain and, as a result, cannot precisely predict the impact of changes in interest rates.  Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective.

There were no changes in the internal controls over financial reporting during the period covered by this report or in other factors that have materially affected, or are reasonably likely to materially affect the internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to a number of asserted and unasserted claims encountered in the normal course of business.  Management believes that the aggregate liability, if any, that may result from such potential litigation will not have a material adverse effect on the financial statements.

Item 1A.  Risk Factors

In addition to the risk factors discussed in Item 1A, to Part I of our 2010 Annual Report on Form 10-K, the following is a factor that could adversely affect our future results of operations and financial condition.

Our exposure to municipalities may lead to operating losses.

Our municipal bond portfolio may be impacted by the effects of economic stress on state and local governments. At March 31, 2011, we had $284.3 million invested in obligations of states, municipalities and political subdivisions (collectively referred to as our municipal bond portfolio).  We also had $78.9 million of loans outstanding and $86.1 million of unfunded commitments and open lines of credit to municipalities and political subdivisions.  Widespread concern currently exists regarding the stress on state and local governments emanating from: (i) declining revenues; (ii) large unfunded liabilities to government workers; and (iii) entrenched cost structures. Debt-to-gross domestic product ratios for the majority of states have been deteriorating due to, among other factors: (i) declines in federal monetary assistance provided as the United States is currently experiencing the largest deficit in its history; and (ii) lower levels of sales and property tax revenue as unemployment remains elevated and the housing market continues to remain unstable. This concern has led to speculation about the potential for a significant deterioration in the municipal bond market, which could materially affect our results of operations, financial condition and liquidity. We may not be able to mitigate the exposure in our municipal portfolio if state and local governments are unable to fulfill their obligations. The risk of widespread issuer defaults may also increase if there are changes in legislation that permit states, or additional municipalities and political subdivisions, to file for bankruptcy protection or if there are judicial interpretations that, in a bankruptcy or other proceeding, lessen the value of any structural protections.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)	Not applicable.

b.)	Not applicable.

c.)	The following table discloses information regarding the repurchase of shares of common stock during the quarter ending March 31, 2011:

Month	Number of shares purchased	Avergae price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (1)	Maximum number of shares yet to be purchased under the plan (1)
January	767,790	$11.72	767,790	9,677,210
February	644,000	12.06	644,000	9,033,210
March	1,206,633	12.24	1,206,633	7,826,577
	2,618,423	$12.04

(1)  Includes program announced December 2010.  This plan does not have an expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from Northwest Bancshares, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011, formatted in XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholder’s Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

101.INS	Interactive datafile	XBRL Instance Document
101.SCH	Interactive datafile	XBRL Taxonomy Extension Schema Document
101.CAL	Interactive datafile	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Interactive datafile	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Interactive datafile	XBRL Taxonomy Extension Label Linkbase
101.PRE	Interactive datafile	XBRL Taxonomy Extension Presentation Linkbase Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	May 10, 2011	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	May 10, 2011	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller
(Principal Accounting Officer of the Registrant)