Form 10-Q
period 2011-06-30
Northwest Bancshares, Inc.
filed 2011-08-09
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
Common Stock ($0.01 par value) 103,279,692 shares outstanding as of July 31, 2011

NORTHWEST BANCSHARES, INC.
INDEX

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Financial Condition as of
	June 30, 2011 and December 31, 2010	3

	Consolidated Statements of Income for the three months
	ended and six months ended June 30, 2011 and 2010	4

	Consolidated Statements of Changes in Shareholders’ Equity for
	the three months ended June 30, 2011 and 2010	5

	Consolidated Statements of Changes in Shareholders’ Equity for
	the six months ended June 30, 2011 and 2010	6

	Consolidated Statements of Cash Flows for the six months
	ended June 30, 2011 and 2010	7-8

	Notes to Consolidated Financial Statements - Unaudited	9

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	44

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	63

Item 4.	Controls and Procedures	64

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	65

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3.	Defaults Upon Senior Securities	66

Item 4.	Removed and Reserved	66

Item 5.	Other Information	66

Item 6.	Exhibits	67

	Signature	68

	Certifications

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2011	2010

Assets
Cash and due from banks	$80,889	40,708
Interest-earning deposits in other financial institutions	631,957	677,771
Federal funds sold and other short-term investments	633	632
Marketable securities available-for-sale (amortized cost of $1,023,829 and $945,571)	1,040,547	950,463
Marketable securities held-to-maturity (fair value of $284,685 and $354,126)	280,782	357,922
Total cash and investments	2,034,808	2,027,496

Loans held for sale	8,035	11,376
Residential mortgage loans	2,342,904	2,386,928
Home equity loans	1,083,301	1,095,953
Other consumer loans	247,182	255,776
Commercial real estate loans	1,375,090	1,350,319
Commercial loans	432,666	433,653
Total loans	5,489,178	5,534,005
Allowance for loan losses	(75,455)	(76,412)
Total loans, net	5,413,723	5,457,593

Federal Home Loan Bank stock, at cost	54,222	60,080
Accrued interest receivable	25,647	26,216
Real estate owned, net	21,389	20,780
Premises and equipment, net	126,303	128,101
Bank owned life insurance	133,358	132,237
Goodwill	171,882	171,882
Other intangible assets	2,972	3,942
Other assets	103,041	119,828
Total assets	$8,087,345	8,148,155

Liabilities and Shareholders' equity
Liabilities:
Noninterest-bearing demand deposits	$614,718	575,281
Interest-bearing demand deposits	796,482	782,257
Savings deposits	2,042,618	1,948,882
Time deposits	2,365,488	2,457,916
Total deposits	5,819,306	5,764,336

Borrowed funds	847,450	891,293
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	103,094	103,094
Advances by borrowers for taxes and insurance	30,371	22,868
Accrued interest payable	1,155	1,716
Other liabilities	58,828	57,398
Total liabilities	6,860,204	6,840,705

Shareholders' equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	-	-
Common stock, $0.01 par value: 500,000,000 shares authorized, 103,266,045 and 110,295,117 shares issued, respectively	1,033	1,103
Paid-in capital	726,207	824,164
Retained earnings	533,229	523,089
Unallocated common stock of employee stock ownership plan	(26,639)	(27,409)
Accumulated other comprehensive loss	(6,689)	(13,497)
	1,227,141	1,307,450
Total liabilities and shareholders' equity	$8,087,345	8,148,155

See accompanying notes to consolidated financial statements - unaudited

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income:
Loans receivable	$79,993	81,734	160,450	162,480
Mortgage-backed securities	6,073	6,706	12,829	12,851
Taxable investment securities	594	599	992	1,597
Tax-free investment securities	2,992	2,853	6,066	5,537
Interest-earning deposits	489	512	896	1,077
Total interest income	90,141	92,404	181,233	183,542

Interest expense:
Deposits	15,473	18,973	31,536	40,377
Borrowed funds	7,989	9,704	15,978	19,404
Total interest expense	23,462	28,677	47,514	59,781

Net interest income	66,679	63,727	133,719	123,761
Provision for loan losses	8,367	7,896	15,611	16,697
Net interest income after provision for loan losses	58,312	55,831	118,108	107,064

Noninterest income:
Impairment losses on securities	(577)	(1,824)	(577)	(1,921)
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	70	1,606	70	1,606
Net impairment losses	(507)	(218)	(507)	(315)
Gain on sale of investments, net	45	94	49	2,177
Service charges and fees	9,321	9,902	18,249	18,804
Trust and other financial services income	2,185	1,912	4,095	3,745
Insurance commission income	1,790	1,293	3,170	2,435
Loss on real estate owned, net	(593)	(255)	(620)	(279)
Income from bank owned life insurance	1,716	1,474	2,882	2,640
Mortgage banking income	290	29	487	21
Other operating income	1,015	1,314	1,783	2,174
Total noninterest income	15,262	15,545	29,588	31,402

Noninterest expense:
Compensation and employee benefits	29,658	24,960	55,157	50,816
Premises and occupancy costs	5,650	5,340	11,841	11,342
Office operations	3,255	2,934	6,355	6,171
Processing expenses	5,687	5,552	11,454	11,248
Marketing expenses	2,108	3,294	4,067	4,737
Federal deposit insurance premiums	2,355	2,148	4,782	4,296
Professional services	1,289	583	2,545	1,311
Amortization of other intangible assets	479	759	970	1,541
Real estate owned expense	249	712	680	1,611
Other expenses	1,760	1,875	4,017	3,688
Total noninterest expense	52,490	48,157	101,868	96,761

Income before income taxes	21,084	23,219	45,828	41,705

Federal and state income taxes	6,081	7,078	13,572	12,411

Net income	$15,003	16,141	32,256	29,294

Basic earnings per share	$0.15	0.15	0.31	0.27

Diluted earnings per share	$0.15	0.15	0.31	0.27

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(dollars in thousands)

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders'
Three months ended June 30, 2010	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at March 31, 2010	110,680,962	$1,107	828,623	510,932	(9,731)	(28,851)	1,302,080

Comprehensive income:
Net income	-	-	-	16,141	-	-	16,141
Change in fair value of interest rate swaps, net of tax of $1,752	-	-	-	-	(2,741)	-	(2,741)
Change in unrealized loss on securities, net of tax of $(2,746)	-	-	-	-	5,100	-	5,100
Reclassification of previously recognized OTTI on investment securities recorded in OCI to net income, net of tax of $(71)	-	-	-	-	147	-	147
Total comprehensive income	-	-	-	16,141	2,506	-	18,647

Exercise of stock options	94,052	1	838	-	-	-	839

Stock compensation expense	-	-	225	-	-	-	225

Dividends paid ($0.10 per share)	-	-	-	(11,068)	-	-	(11,068)

Ending balance at June 30, 2010	110,775,014	$1,108	829,686	516,005	(7,225)	(28,851)	1,310,723

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders'
Three months ended June 30, 2011	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at March 31, 2011	107,733,432	$1,078	793,951	529,630	(10,518)	(27,025)	1,287,116

Comprehensive income:
Net income	-	-	-	15,003	-	-	15,003
Change in fair value of interest rate swaps, net of tax of $705	-	-	-	-	(1,309)	-	(1,309)
Change in unrealized loss on securities, net of tax of $(2,767)	-	-	-	-	4,358	-	4,358
Reclassification of previously recognized OTTI on investment securities recorded in OCI to net income, net of tax of $(273)	-	-	-	-	780	-	780
Total comprehensive income	-	-	-	15,003	3,829	-	18,832

Exercise of stock options	72,230	1	386	-	-	-	387

Stock compensation expense	1,273,949	12	3,384	-	-	386	3,782

Share repurchases	(5,813,566)	(58)	(71,514)	-	-	-	(71,572)

Dividends paid ($0.11 per share)	-	-	-	(11,404)	-	-	(11,404)

Ending balance at June 30, 2011	103,266,045	$1,033	726,207	533,229	(6,689)	(26,639)	1,227,141

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
(dollars in thousands)

					Accumulated
Six months ended June 30, 2010					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders'
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2009	110,641,858	$1,106	828,195	508,842	(9,977)	(11,651)	1,316,515

Comprehensive income:
Net income	-	-	-	29,294	-	-	29,294
Change in fair value of interest rate swaps, net of tax of $2,291	-	-	-	-	(3,583)	-	(3,583)
Change in unrealized loss on securities, net of tax of $(3,300)	-	-	-	-	6,130	-	6,130
Reclassification of previously recognized OTTI on investment securities recorded in OCI to net income, net of tax of $(110)	-	-	-	-	205	-	205
Total comprehensive income	-	-	-	29,294	2,752	-	32,046

Exercise of stock options	133,156	2	1,166	-	-	-	1,168

Stock-based compensation expense	-	-	1,028	-	-	-	1,028

Additional costs associated with common stock offering	-	-	(703)	-	-	-	(703)

Purchase of common stock by ESOP	-	-	-	-	-	(17,200)	(17,200)

Dividends paid ($0.20 per share)	-	-	-	(22,131)	-	-	(22,131)

Ending balance at June 30, 2010	110,775,014	$1,108	829,686	516,005	(7,225)	(28,851)	1,310,723

					Accumulated
Six months ended June 30, 2011					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders'
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2010	110,295,117	$1,103	824,164	523,089	(13,497)	(27,409)	1,307,450

Comprehensive income:
Net income	-	-	-	32,256	-	-	32,256
Change in fair value of interest rate swaps, net of tax of $223	-	-	-	-	(415)	-	(415)
Change in unrealized loss on securities, net of tax of $(3,889)	-	-	-	-	6,443	-	6,443
Reclassification of previously recognized OTTI on investment securities recorded in OCI to net income, net of tax of $(273)	-	-	-	-	780	-	780
Total comprehensive income	-	-	-	32,256	6,808	-	39,064

Exercise of stock options	128,968	2	738	-	-	-	740

Stock-based compensation expense	1,273,949	12	3,867	-	-	770	4,649

Share repurchases	(8,431,989)	(84)	(102,562)	-	-	-	(102,646)

Dividends paid ($0.21 per share)	-	-	-	(22,116)	-	-	(22,116)

Ending balance at June 30, 2011	103,266,045	$1,033	726,207	533,229	(6,689)	(26,639)	1,227,141

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six months ended
	June 30,
	2011	2010
OPERATING ACTIVITIES:
Net Income	$32,256	29,294
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15,611	16,697
Net loss/ (gain) on sale of assets	1,597	(302)
Net depreciation, amortization and accretion	4,634	7,092
Decrease in other assets	11,013	5,084
(Decrease)/ increase in other liabilities	233	(570)
Net amortization of discount on marketable securities	(258)	(1,101)
Noncash impairment losses on investment securities	507	315
Origination of loans held for sale	(46,254)	(27,494)
Proceeds from sale of loans held for sale	49,655	15,348
Noncash compensation expense related to stock benefit plans	4,649	1,028
Net cash provided by operating activities	73,643	45,391

INVESTING ACTIVITIES:
Purchase of marketable securities available-for-sale	(184,770)	-
Purchase of marketable securities held-to-maturity	-	(465,089)
Proceeds from maturities and principal reductions of marketable securities available-for-sale	106,668	191,511
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	76,783	49,789
Proceeds from sale of marketable securities available-for-sale	-	56,865
Loan originations	(801,314)	(1,003,830)
Proceeds from loan maturities and principal reductions	820,330	751,886
Proceeds from sale of Federal Home Loan Bank stock	5,858	-
Proceeds from sale of real estate owned	4,594	5,250
Purchase of real estate owned for investment, net	(251)	(104)
Purchase of premises and equipment	(1,781)	(7,697)
Net cash provided by/ (used in) investing activities	26,117	(421,419)

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Six months ended
	June 30,
	2011	2010
FINANCING ACTIVITIES:
Increase in deposits, net	$54,970	104,555
Repayments of long-term borrowings	(50,033)	(1,532)
Net increase in short-term borrowings	6,190	1,769
Increase in advances by borrowers for taxes and insurance	7,503	8,669
Cash dividends paid	(22,116)	(22,131)
Purchase of common stock for employee stock ownership plan	-	(17,200)
Purchase of common stock for retirement	(102,646)	-
Proceeds from stock options exercised	740	1,168
Net cash (used in)/provided by financing activities	(105,392)	75,298

Net decrease in cash and cash equivalents	$(5,632)	(300,730)

Cash and cash equivalents at beginning of period	$719,111	1,107,790
Net decrease in cash and cash equivalents	(5,632)	(300,730)
Cash and cash equivalents at end of period	$713,479	807,060

Cash and cash equivalents:
Cash and due from banks	$80,889	60,647
Interest-earning deposits in other financial institutions	631,957	745,781
Federal funds sold and other short-term investments	633	632
Total cash and cash equivalents	$713,479	807,060

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $26,828 and $35,291, respectively)	$48,075	59,941
Income taxes	$10,135	8,042

Non-cash activities:
Loans transferred to real estate owned	$5,824	7,463
Sale of real estate owned financed by the Company	$266	895

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

(1)	Basis of Presentation and Informational Disclosures
Northwest Bancshares, Inc. (the “Company”)(“NWBI”), a Maryland corporation headquartered in Warren, Pennsylvania, is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  Prior to July 21, 2011 the Company was regulated by the Office of Thrift Supervision. The Company was incorporated to be the successor to Northwest Bancorp, Inc. (“NWSB”) upon the completion of the mutual-to-stock conversion of Northwest Bancorp, MHC.  As a result of the conversion, all share information for periods prior to December 31, 2009, has been revised to reflect the 2.25-to-one conversion rate.  The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”).  Northwest is regulated by the FDIC and the Pennsylvania Department of Banking.  At June 30, 2011, Northwest operated 169 community-banking offices throughout Pennsylvania, western New York, eastern Ohio and Maryland.  On June 30, 2011 we closed three offices located in southern Florida.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Settlement Agency, LLC, Northwest Consumer Discount Company, Northwest Financial Services, Inc., Northwest Advisors, Inc., Northwest Capital Group, Inc., Boetger & Associates, Inc., Allegheny Services, Inc., Great Northwest Corporation and Veracity Benefits Design.  The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required for complete annual financial statements.  In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included.  The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 updated, as required, for any new pronouncements or changes.  The following sections of our Summary of Significant Accounting Principals have been updated since the filing of our form 10-K and are included herein.

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

For all classes of loans, delinquency is measured based on number of days since payment due date.  For all classes of loans, past due status is measured using the loan’s contractual maturity date.

We have identified certain residential mortgage loans, which will be sold prior to maturity, as loans held for sale. These loans are recorded at the lower of amortized cost or fair value less estimated cost to sell and at June 30, 2011 and December 31, 2010 and were $8.0 million and $11.4 million, respectively.

Loan fees and certain direct loan origination costs are deferred, and the net deferred fee or cost is then recognized using the level-yield method over the contractual life of the loan as an adjustment to interest income.

(f) Allowance for Loan Losses and Provision for Loan Losses

Provisions for estimated loan losses and the amount of the allowance for loan losses are based on losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. We believe, to the best of our knowledge, that all known losses as of the statement of condition dates have been recorded.

For all classes of loans, we consider a loan to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. In evaluating whether a loan is impaired, we consider not only the amount that we expect to collect but also the timing of collection. Generally, if a delay in payment is insignificant (e.g., less than 30 days), a loan is not deemed to be impaired.

When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or fair value of the collateral, less cost to sell, if the loan is collateral dependent. Larger loans are evaluated individually for impairment. Smaller balance, homogeneous loans (e.g., primarily consumer and residential mortgages) are evaluated collectively for impairment. Impairment losses are included in the allowance for loan losses. Impaired loans are charged-off or charged down when we believe that the ultimate collectability of a loan is not likely or the collateral value no longer supports the carrying value of the loan.

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

The second element is a rolling three-year average of actual losses incurred, adjusted for a loss realization period (the period of time from the event of loss to loss realization), applied to homogenous pools of loans categorized by similar risk characteristics.

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

The first element, loans 90 days or more delinquent is based on the loss history of loans that have become 90 days or more delinquent.   We apply a historical loss factor for loans that have been 90 days or more delinquent.

The second element is a rolling three-year average of actual losses incurred, adjusted for a loss realization period (the period of time from the event of loss to loss realization), applied to homogenous pools of loans categorized by similar risk characteristics.

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

Personal Banking loans are charged-off or charged down when they become no more than 180 days delinquent, unless that borrower has filed for bankruptcy.  Business Banking loans are charged-off or charged down when, in our opinion, they are no longer collectible, for commercial loans, or when it has been determined that the collateral value no longer supports the carrying value of the loan, for commercial real estate loans.

Certain items previously reported have been reclassified to conform to the current period’s format.  The reclassifications had no material effect on the Company’s financial condition or results of operations.

The results of operations for the three months ended and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Stock-Based Compensation
On April 20, 2011, we awarded a director 30,000 stock options with an exercise price of $12.17 and a grant date fair value of $1.96 per stock option and 12,000 Recognition and Retention Plan (“RRP”) shares with a grant date fair price of $12.33 per share.  On May 18, 2011, we awarded employees 2,331,898 stock options and directors 270,000 stock options with an exercise price of $12.32 and a grant date fair value of $2.21 per stock option.  On May 18, 2011, we awarded employees 1,165,949 RRP shares and directors 108,000 RRP shares with a grant date fair value of $12.34 per share. Awarded stock options and RRP shares vest over a ten-year period with the first vesting occurring on the grant date.  Stock-based compensation expense of $3.8 million and $225,000 for the three months ended June 30, 2011 and 2010, respectively, and $4.6 million and $1.0 million for the six months ended June 30, 2011 and 2010, respectively, was recognized in compensation expense relating to our stock benefit plans.  Included in compensation expense was $1.6 million from our RRP which vested May 18, 2011.  At June 30, 2011 there was compensation expense of $6.4 million to be recognized for awarded but unvested stock options and $13.9 million for unvested RRP shares.

Income Taxes- Uncertain Tax Positions
Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of June 30, 2011 the Company had no liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in federal and state income taxes and (2) refund claims in other operating income.  We recognize penalties (if any) in federal and state income taxes.  There is no amount accrued for the payment of interest or penalties at June 30, 2011.  We are subject to audit by the Internal Revenue Service for the tax periods ended December 31, 2009 and 2008 and subject to audit by any state in which we conduct business for the tax periods ended December 31, 2009, 2008 and 2007.

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

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This guidance eliminates the concepts of in-use and in-exchange when measuring fair value of all financial instruments. The fair value of a financial asset should be measured on a standalone basis and cannot be measured as part of a group. The ASU requires several new disclosures including the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy and additional disclosures regarding Level 3 assets. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, and should be applied prospectively.  The adoption of the provisions of this standard is not expected to have a material impact on our Consolidated Financial Statements.

In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-05, “Presentation of Comprehensive Income” an accounting pronouncement that requires all non-owner changes in stockholders' equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The pronouncement should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

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

As of or for the three months ended:
	Community	Consumer
June 30, 2011 ($ in 000's)	Banking	Finance	All Other *	Consolidated
External interest income	$84,520	5,385	236	90,141
Intersegment interest income	766	-	(766)	-
Interest expense	22,243	766	453	23,462
Provision for loan losses	7,650	717	-	8,367
Noninterest income	14,677	572	13	15,262
Noninterest expense	49,332	3,005	153	52,490
Income tax expense (benefit)	5,865	611	(395)	6,081
Net income	14,873	858	(728)	15,003
Total assets	$7,944,536	115,428	27,381	8,087,345

	Community	Consumer
June 30, 2010 ($ in 000's)	Banking	Finance	All Other *	Consolidated
External interest income	$87,182	5,219	3	92,404
Intersegment interest income	807	-	(807)	-
Interest expense	27,822	807	48	28,677
Provision for loan losses	7,000	896	-	7,896
Noninterest income	14,988	544	13	15,545
Noninterest expense	45,004	3,045	108	48,157
Income tax expense (benefit)	6,986	422	(330)	7,078
Net income	16,165	593	(617)	16,141
Total assets	$7,996,270	115,991	23,872	8,136,133
* Eliminations consist of intercompany loans, interest income and interest expense.

As of or for the six months ended:
	Community	Consumer
June 30, 2011 ($ in 000's)	Banking	Finance	All Other *	Consolidated
External interest income	$170,136	10,632	465	181,233
Intersegment interest income	1,536	-	(1,536)	-
Interest expense	45,203	1,536	775	47,514
Provision for loan losses	14,150	1,461	-	15,611
Noninterest income	28,537	1,025	26	29,588
Noninterest expense	95,433	6,042	393	101,868
Income tax expense (benefit)	13,261	1,088	(777)	13,572
Net income	32,162	1,530	(1,436)	32,256
Total assets	$7,944,536	115,428	27,381	8,087,345

	Community	Consumer
June 30, 2010 ($ in 000's)	Banking	Finance	All Other *	Consolidated
External interest income	$173,148	10,386	8	183,542
Intersegment interest income	1,614	-	(1,614)	-
Interest expense	58,267	1,614	(100)	59,781
Provision for loan losses	15,000	1,697	-	16,697
Noninterest income	30,435	941	26	31,402
Noninterest expense	90,470	6,070	221	96,761
Income tax expense (benefit)	12,197	809	(595)	12,411
Net income	29,263	1,137	(1,106)	29,294
Total assets	$7,996,270	115,991	23,872	8,136,133
* Eliminations consist of intercompany loans, interest income and interest expense.

(3)	Investment securities and impairment of investment securities
The following table shows the portfolio of investment securities available-for-sale at June 30, 2011 (in thousands):
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$63	-	-	63

Debt issued by government sponsored enterprises:
Due in one year or less	1,995	46	-	2,041
Due in one year - five years	64,298	350	-	64,648
Due in five years - ten years	35,200	612	(107)	35,705
Due after ten years	9,952	-	(56)	9,896

Equity securities	6,218	395	(1)	6,612

Municipal securities:
Due in one year - five years	7,122	258	-	7,380
Due in five years - ten years	30,210	1,124	-	31,334
Due after ten years	164,405	2,317	(1,520)	165,202

Corporate debt issues:
Due in one year or less	500	-	-	500
Due after ten years	25,384	338	(4,933)	20,789

Residential mortgage-backed securities:
Fixed rate pass-through	115,138	7,275	(6)	122,407
Variable rate pass-through	150,022	6,837	(4)	156,855
Fixed rate non-agency CMOs	11,329	178	(639)	10,868
Fixed rate agency CMOs	135,274	3,095	(1)	138,368
Variable rate non-agency CMOs	1,577	-	(136)	1,441
Variable rate agency CMOs	265,142	1,750	(454)	266,438
Total residential mortgage-backed securities	678,482	19,135	(1,240)	696,377

Total marketable securities available-for-sale	$1,023,829	24,575	(7,857)	1,040,547

The following table shows the Company’s portfolio of investment securities available-for-sale at December 31, 2010 (in thousands):
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$67	-	-	67

Debt issued by government sponsored enterprises:
Due in one year - five years	1,989	93	-	2,082
Due in five years - ten years	6,495	347	-	6,842
Due after ten years	9,948	-	(53)	9,895

Equity securities	641	86	(1)	726

Municipal securities:
Due in one year - five years	3,382	125	-	3,507
Due in five years - ten years	37,898	1,023	-	38,921
Due after ten years	173,255	1,158	(8,548)	165,865

Corporate debt issues:
Due in one year or less	100	-	-	100
Due in one year - five years	500	-	-	500
Due after ten years	25,417	196	(7,353)	18,260

Residential mortgage-backed securities:
Fixed rate pass-through	111,581	7,153	(12)	118,722
Variable rate pass-through	167,685	7,260	(8)	174,937
Fixed rate non-agency CMOs	13,825	91	(843)	13,073
Fixed rate CMOs	112,483	1,067	(759)	112,791
Variable rate non-agency CMOs	3,274	-	(379)	2,895
Variable rate CMOs	277,031	4,525	(276)	281,280
Total residential mortgage-backed securities	685,879	20,096	(2,277)	703,698

Total marketable securities available-for-sale	$945,571	23,124	(18,232)	950,463

The following table shows the portfolio of investment securities held-to-maturity at June 30, 2011 (in thousands):
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Municipal securities:
Due in fiveyears - ten years	$1,086	16	-	1,102
Due after ten years	76,735	477	(270)	76,942

Residential mortgage-backed securities:
Fixed rate pass-through	27,564	743	-	28,307
Variable rate pass-through	9,530	69	-	9,599
Fixed rate agency CMOs	147,066	2,614	(65)	149,615
Variable rate agency CMOs	18,801	319	-	19,120
Total residential mortgage-backed securities	202,961	3,745	(65)	206,641

Total marketable securities held-to-maturity	$280,782	4,238	(335)	284,685

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2010 (in thousands):
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by government sponsored enterprises:
Due in one year - five years	26,500	36	-	26,536

Municipal securities:
Due after ten years	80,020	7	(3,940)	76,087

Residential mortgage-backed securities:
Fixed rate pass-through	29,820	410	(4)	30,226
Variable rate pass-through	9,853	79	-	9,932
Fixed rate agency CMOs	186,948	924	(1,701)	186,171
Variable rate agency CMOs	24,781	393	-	25,174
Total residential mortgage-backed securities	251,402	1,806	(1,705)	251,503
Total marketable securities held-to-maturity	$357,922	1,849	(5,645)	354,126

We review our investment portfolio on a quarterly basis for indications of impairment.  This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, the delinquency or default rates of the underlying collateral, and the intent to hold the investments for a period of time sufficient to allow for a recovery in value.  Other investments are evaluated using our best estimate of future cash flows.  If the estimate of cash flows determines that it is expected an adverse change has occurred, other-than-temporary impairment would be recognized for the credit loss.

The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2011 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$24,359	(162)	33	(1)	24,392	(163)
Municipal securities	72,973	(1,262)	8,814	(528)	81,787	(1,790)
Corporate issues	-	-	14,941	(4,933)	14,941	(4,933)
Equity securities	44	(1)	-	-	44	(1)
Residential mortgage-
backed securities - non-agency	-	-	5,820	(775)	5,820	(775)
Residential mortgage-
backed securities - agency	171,770	(490)	4,946	(40)	176,716	(530)

Total temporarily impaired securities	$269,146	(1,915)	34,554	(6,277)	303,700	(8,192)

The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2010 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$9,896	(52)	35	(1)	9,931	(53)
Municipal securities	188,659	(11,107)	8,181	(1,381)	196,840	(12,488)
Corporate issues	-	-	13,700	(7,353)	13,700	(7,353)
Equities	44	(1)	-	-	44	(1)
Residential mortgage-
backed securities - non-agency	303	(302)	10,093	(921)	10,396	(1,223)
Residential mortgage-
backed securities - agency	212,261	(2,632)	4,949	(127)	217,210	(2,759)

Total temporarily impaired securities	$411,163	(14,094)	36,958	(9,783)	448,121	(23,877)

Corporate issues
As of June 30, 2011, we had seven investments with a total book value of $19.9 million and total fair value of $14.9 million, where the book value exceeded the carrying value for more than 12 months.  These investments were two single issuer trust preferred investments and five pooled trust preferred investments.  The single issuer trust preferred investments were evaluated for other-than-temporary impairment by determining the strength of the underlying issuer.  In each case, the underlying issuer was “well-capitalized” for regulatory purposes.  None of the issuers have deferred interest payments or announced the intention to defer interest payments, nor have any been downgraded.  We believe the decline in fair value is related to the spread over three month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR is significantly lower than current market spreads.  We concluded the impairment of these two investments was considered temporary.  The pooled trust preferred investments were evaluated for other-than-temporary impairment by considering the duration and severity of the losses, actual cash flows, projected cash flows, performing collateral, the class of investment we owned and the amount of additional defaults the structure could withstand prior to the investment experiencing a disruption in cash flows.  None of these investments are projecting a cash flow disruption nor have any experienced a cash flow disruption.  After evaluation, the impairment in the five investments was considered temporary.

The following table provides class, book value, fair value and ratings information for our portfolio of corporate securities that have an unrealized loss as of June 30, 2011 (in thousands):

		Total
		Book	Fair	Unrealized	Moody's/ Fitch
Description	Class	Value	Value	Losses	Ratings
Bank Boston Capital Trust (1)	N/A	988	807	(181)	Baa3/ BBB
Huntington Capital Trust	N/A	1,425	1,125	(300)	Ba1/ BBB-
MM Community Funding II	Mezzanine	329	139	(190)	Baa2/ BB
I-PreTSL I	Mezzanine	1,500	605	(895)	Not rated/ CCC
I-PreTSL II	Mezzanine	1,500	598	(902)	Not rated/ B
PreTSL XIX	Senior A-1	8,709	6,977	(1,732)	Baa2/ BBB
PreTSL XX	Senior A-1	5,423	4,690	(733)	Ba2/ BB
		$19,874	14,941	(4,933)

(1) – Bank Boston was acquired by Bank of America.

The following table provides collateral information on the entire pool for trust preferred securities included in the previous table as of June 30, 2011 (in thousands):

				Additional
				Immediate
				defaults before
		Current		causing an
	Total	deferrals	Performing	interest
Description *	Collateral	and defaults	Collateral	shortfall
I-PreTSL I	$193,500	32,500	161,000	88,893
I-PreTSL II	358,500	17,500	341,000	143,843
PreTSL XIX	699,806	192,400	507,406	170,000
PreTSL XX	576,238	188,500	387,738	99,000

* - similar information for the MM Community Funding II is not available.

Mortgage-backed securities
Mortgage-backed securities include agency (FNMA, FHLMC and GNMA) mortgage-backed securities and non-agency collateralized mortgage obligations (“CMOs”).  We review our portfolio of agency mortgage-backed securities quarterly for impairment.  As of June 30, 2011, we believe that the impairment within its portfolio of agency mortgage-backed securities is temporary.  As of June 30, 2011, we had ten non-agency CMOs with a total book value of $12.9 million and a total fair value of $12.3 million.

The following table shows issuer specific information, book value, fair value, unrealized gain or loss and other-than-temporary impairment recorded in earnings for the portfolio of non-agency CMOs as of June 30, 2011 (in thousands):
				Impairment	Total
	Total			recorded in	impairment
	Book	Fair	Unrealized	current quarter	recorded in
Description	Value	Value	Gain/ (loss)	earnings	earnings
AMAC 2003-6 2A2	$464	477	13	-	-
AMAC 2003-6 2A8	960	989	29	-	-
AMAC 2003-7 A3	571	586	15	-	-
BOAMS 2005-11 1A8	2,522	2,614	92	-	(146)
CWALT 2005-J14 A3	5,312	4,673	(639)	-	(411)
CFSB 2003-17 2A2	872	890	18	-	-
WAMU 2003-S2 A4	628	639	11	-	-
CMLTI 2005-10 1A5B	294	294	-	(414)	(3,366)
SARM 2005-21 4A2	253	183	(70)	(93)	(3,193)
WFMBS 2003-B A2	1,030	964	(66)	-	-
	$12,906	12,309	(597)	(507)	(7,116)

Municipal Securities

As of June 30, 2011, we had 12 investments in municipal securities with a total book value of $9.3 million and a total fair value of $8.8 million, where book value exceeded fair value for more than 12 months.  We initially evaluate investments in municipal securities for other-than-temporary impairment by comparing the fair value, provided to us by a third party pricing source using quoted prices for similar assets that are actively traded, to the carrying value.  When an investment’s fair value is below 80% of the carrying value we then look at the stated interest rate and compare the stated interest rate to current market interest rates to determine if the decline in fair value is attributable to interest rates.  If the interest rate approximates current interest rates for similar securities, we determine if the investment is rated and if so, if the rating has changed in the current period.  If the rating has not changed during the current period, we review publicly available information to determine if there has been any negative change in the underlying municipality.  As of June 30, 2011, we have determined that all of the impairment in our municipal securities portfolio is noncredit related and therefore temporary. The 12 investments in municipal securities discussed above represent six Pennsylvania municipalities.

The following table provides information for our portfolio of municipal securities that have unrealized losses for greater than 12 months as of June 30, 2011 (in thousands):
		Total
		Book	Fair	Unrealized
Description	State	Value	Value	Losses	Rating
Cambria & Somerset Counties Revenue	PA	$611	610	(1)	BBB
Ohio Township Sewer Revenue	PA	307	278	(29)	Not rated
North Allegheny School District General Obligation	PA	3,029	3,028	(1)	AA+
Plum Boro Water Authority Revenue	PA	835	823	(12)	Not rated
Cambridge Area JT Revenue	PA	595	527	(68)	Not rated
Ohio Township Sewer Revenue	PA	490	466	(24)	Not rated
West Reading General Obligation	PA	423	376	(47)	BBB
Cambria & Somerset Counties Revenue	PA	470	460	(10)	Not rated
West Reading General Obligation	PA	492	431	(61)	BBB
Kutztown General Obligation	PA	799	705	(94)	BBB
Ohio Township Sewer Revenue	PA	305	298	(7)	Not rated
West Reading General Obligation	PA	986	812	(174)	BBB
		$9,342	8,814	(528)

Credit related other-than-temporary impairment on debt securities is recognized in earnings while noncredit related other-than-temporary impairment on debt securities, not expected to be sold, is recognized in other comprehensive income.

The table below shows a cumulative roll forward of credit losses recognized in earnings for all debt securities held and not intended to be sold (in thousands):
	June 30,
	2011	2010
Beginning balance as of Janaury 1, 2011 (a)	$15,445	13,998
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	-	-
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	507	315
Ending balance as of June 30, 2011	$15,952	14,313

(a)	The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(4)	Loans receivable

We have defined our portfolio segments as Personal Banking loans and Business Banking loans.  Classes of Personal Banking loans are residential mortgage loans, home equity loans and other consumer loans.  Classes of Business Banking loans are commercial real estate loans and commercial loans. The following table shows a summary of our loans receivable at June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Personal Banking:
Residential mortgage loans	$2,377,273	2,432,421
Home equity loans	1,083,301	1,095,953
Other consumer loans	247,182	255,776
Total Personal banking	3,707,756	3,784,150

Business Banking:
Commercial real estate	1,428,757	1,423,021
Commercial loans	458,934	463,006
Total Business Banking	1,887,691	1,886,027
Total loans receivable, gross	5,595,447	5,670,177

Deferred loan fees	(7,250)	(7,165)
Allowance for loan losses	(75,455)	(76,412)
Undisbursed loan proceeds (real estate loans)	(99,019)	(129,007)
Total loans receivable, net	$5,413,723	5,457,593

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the three months ended June 30, 2011 (in thousands):

	Balance March 31, 2011	Current period provision	Charge-offs	Recoveries	Balance June 30, 2011
Personal Banking:
Residental mortgage loans	$8,006	1,197	(829)	89	8,463
Home equity loans	6,840	1,718	(893)	34	7,699
Other consumer loans	5,556	557	(1,277)	308	5,144
Total Personal Banking	20,402	3,472	(2,999)	431	21,306

Business Banking:
Commercial real estate loans	34,040	(374)	(2,269)	293	31,690
Commercial loans	17,710	5,071	(4,874)	56	17,963
Total Business Banking	51,750	4,697	(7,143)	349	49,653

Unallocated	4,298	198	-	-	4,496

Total	$76,450	8,367	(10,142)	780	75,455

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the three months ended June 30, 2010 (in thousands):

	Balance March 31, 2010	Current period provision	Charge-offs	Recoveries	Balance June 30, 2010
Personal Banking:
Residental mortgage loans	$8,907	(1,944)	(513)	50	6,500
Home equity loans	5,666	1,448	(1,288)	8	5,834
Other consumer loans	6,372	762	(1,593)	346	5,887
Total Personal Banking	20,945	266	(3,394)	404	18,221

Business Banking:
Commercial real estate loans	32,340	4,446	(1,900)	53	34,939
Commercial loans	17,240	2,794	(2,518)	40	17,556
Total Business Banking	49,580	7,240	(4,418)	93	52,495

Unallocated	4,311	390	-	-	4,701

Total	$74,836	7,896	(7,812)	497	75,417

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2011 (in thousands):

	Balance December 31, 2010	Current period provision	Charge-offs	Recoveries	Balance June 30, 2011
Personal Banking:
Residental mortgage loans	$6,854	3,483	(2,034)	160	8,463
Home equity loans	7,675	3,121	(3,148)	51	7,699
Other consumer loans	5,810	1,138	(2,509)	705	5,144
Total Personal Banking	20,339	7,742	(7,691)	916	21,306

Business Banking:
Commercial real estate loans	35,832	(96)	(4,545)	499	31,690
Commercial loans	15,770	7,940	(5,915)	168	17,963
Total Business Banking	51,602	7,844	(10,460)	667	49,653

Unallocated	4,471	25	-	-	4,496

Total	$76,412	15,611	(18,151)	1,583	75,455

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2010 (in thousands):

	Balance December 31, 2009	Current period provision	Charge-offs	Recoveries	Balance June 30, 2010
Personal Banking:
Residental mortgage loans	$9,349	(1,679)	(1,275)	105	6,500
Home equity loans	6,293	1,222	(1,721)	40	5,834
Other consumer loans	6,554	1,608	(2,934)	659	5,887
Total Personal Banking	22,196	1,151	(5,930)	804	18,221

Business Banking:
Commercial real estate loans	23,942	14,022	(3,135)	110	34,939
Commercial loans	20,073	1,015	(3,617)	85	17,556
Total Business Banking	44,015	15,037	(6,752)	195	52,495

Unallocated	4,192	509	-	-	4,701

Total	$70,403	16,697	(12,682)	999	75,417

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable as of June 30, 2011 (in thousands):

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual	Recorded investment in loans past due 90 days or more and still accruing	TDRs
Personal Banking:
Residental mortgage loans	$2,350,939	8,463	30,594	-	362
Home equity loans	1,083,301	7,699	9,069	-	-
Other consumer loans	247,182	5,144	1,825	-	-
Total Personal Banking	3,681,422	21,306	41,488	-	362

Business Banking:
Commercial real estate loans	1,375,090	31,690	73,278	-	20,125
Commercial loans	432,666	17,963	46,349	-	37,628
Total Business Banking	1,807,756	49,653	119,627	-	57,753

Total	$5,489,178	70,959	161,115	-	58,115

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

The following table provides information related to impaired loans by portfolio segment and by class of financing receivable as of and for the six months ended June 30, 2011 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residental mortgage loans	$2,350,939	-	-	-	-	29,789	-
Home equity loans	1,083,301	-	-	-	-	9,671	-
Other consumer loans	247,182	-	-	-	-	2,514	-
Total Personal Banking	3,681,422	-	-	-	-	41,974	-

Business Banking:
Commercial real estate loans	1,282,266	92,824	70,158	9,573	22,666	75,073	134
Commercial loans	386,141	46,525	33,201	10,852	13,324	41,768	368
Total Business Banking	1,668,407	139,349	103,359	20,425	35,990	116,841	502

Total	$5,349,829	139,349	103,359	20,425	35,990	158,815	502

The following table provides information related to impaired loans by portfolio segment and by class of financing receivable as of and for the year ended December 31, 2010 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residental mortgage loans	$2,398,304	-	-	-	-	27,544	-
Home equity loans	1,095,953	-	-	-	-	8,333	-
Other consumer loans	255,776	-	-	-	-	4,543	-
Total Personal Banking	3,750,033	-	-	-	-	40,420	-

Business Banking:
Commercial real estate loans	1,244,884	105,435	78,849	13,291	26,586	60,923	171
Commercial loans	389,614	44,039	37,758	9,103	6,281	35,452	629
Total Business Banking	1,634,498	149,474	116,607	22,394	32,867	96,375	800

Total	$5,384,531	149,474	116,607	22,394	32,867	136,795	800

The following table provides information related to loan delinquencies as of June 30, 2011 (in thousands):

	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or Greater Delinquent	Total Delinquency	Current	Total Loans	Recorded investment > 90 days past due and still accruing
Personal Banking:
Residential mortgage loans	$4,627	8,044	30,594	43,265	2,307,674	2,350,939	-
Home equity loans	5,763	2,602	9,069	17,434	1,065,867	1,083,301	-
Other consumer loans	3,816	1,195	1,825	6,836	240,346	247,182	-
Total Personal Banking	14,206	11,841	41,488	67,535	3,613,887	3,681,422	-

Business Banking:
Commercial real estate loans	7,902	3,348	55,512	66,762	1,308,328	1,375,090	-
Commercial loans	2,264	3,887	18,802	24,953	407,713	432,666	-
Total Business Banking	10,166	7,235	74,314	91,715	1,716,041	1,807,756	-

Total	$24,372	19,076	115,802	159,250	5,329,928	5,489,178	-

The following table provides information related to loan delinquencies as of December 31, 2010 (in thousands):

	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or Greater Delinquent	Total Delinquency	Current	Total Loans	Recorded investment > 90 days past due and still accruing
Personal Banking:
Residential mortgage loans	$35,329	9,848	29,751	74,928	2,323,376	2,398,304	-
Home equity loans	7,317	3,249	10,263	20,829	1,075,124	1,095,953	-
Other consumer loans	5,318	1,331	2,565	9,214	246,562	255,776	-
Total Personal Banking	47,964	14,428	42,579	104,971	3,645,062	3,750,033	-

Business Banking:
Commercial real estate loans	16,287	14,365	44,965	75,617	1,274,702	1,350,319	1,067
Commercial loans	6,590	1,678	12,877	21,145	412,508	433,653	-
Total Business Banking	22,877	16,043	57,842	96,762	1,687,210	1,783,972	1,067

Total	$70,841	30,471	100,421	201,733	5,332,272	5,534,005	1,067

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

The following table sets forth information about credit quality indicators, which were updated during the quarter ended June 30, 2011 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Personal Banking:
Residential mortgage loans	$2,324,036	-	25,812	-	1,091	2,350,939
Home equity loans	1,073,851	-	9,450	-	-	1,083,301
Other consumer loans	245,875	-	1,307	-	-	247,182
Total Personal Banking	3,643,762	-	36,569	-	1,091	3,681,422

Business Banking:
Commercial real estate loans	1,149,584	79,165	143,529	2,799	13	1,375,090
Commercial loans	349,875	20,790	57,969	4,032	-	432,666
Total Business Banking	1,499,459	99,955	201,498	6,831	13	1,807,756

Total	$5,143,221	99,955	238,067	6,831	1,104	5,489,178

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2010 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Personal Banking:
Residential mortgage loans	$2,368,776	-	28,763	56	709	2,398,304
Home equity loans	1,084,605	-	11,348	-	-	1,095,953
Other consumer loans	254,072	-	1,704	-	-	255,776
Total Personal Banking	3,707,453	-	41,815	56	709	3,750,033

Business Banking:
Commercial real estate loans	1,112,955	70,638	163,050	3,346	330	1,350,319
Commercial loans	349,232	25,710	58,266	436	9	433,653
Total Business Banking	1,462,187	96,348	221,316	3,782	339	1,783,972

Total	$5,169,640	96,348	263,131	3,838	1,048	5,534,005

(5)	Goodwill and Other Intangible Assets
The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	June 30,	December 31,
	2011	2010
Amortizable intangible assets:
Core deposit intangibles – gross	$30,578	30,578
Acquisitions	-	-
Less: accumulated amortization	(28,985)	(28,301)
Core deposit intangibles – net	1,593	2,277
Customer and Contract intangible assets – gross	3,779	1,731
Acquisitions	-	2,048
Less: accumulated amortization	(2,400)	(2,114)
Customer and Contract intangible assets – net	$1,379	1,665

The following table shows the actual aggregate amortization expense for the three and six months ended June 30, 2011 and the three and six months ended June 30, 2010, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the three months ended June 30, 2011	$479
For the three months ended June 30, 2010	759
For the six months ended June 30, 2011	970
For the six months ended June 30, 2010	1,541
For the year ending December 31, 2011	1,730
For the year ending December 31, 2012	1,019
For the year ending December 31, 2013	647
For the year ending December 31, 2014	296
For the year ending December 31, 2015	140
For the year ending December 31, 2016	110

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2009	$170,050	1,313	171,363
Goodwill acquired	219	300	519
Impairment losses	-	-	-
Balance at December 31, 2010	170,269	1,613	171,882
Goodwill acquired	-	-	-
Impairment losses	-	-	-
Balance at June 30, 2011	$170,269	1,613	171,882

We performed our annual goodwill impairment test as of June 30, 2011 and concluded that goodwill was not impaired.

(6)	Guarantees
We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures.  Collateral may be obtained based on management’s credit assessment of the customer.  At June 30, 2011, the maximum potential amount of future payments we could be required to make under these standby letters of credit was $61.9 million, of which $60.7 million is fully collateralized.  At June 30, 2011, we had a liability, which represents deferred income, of $939,000 related to the standby letters of credit.  There are no recourse provisions that would enable us to recover any amounts from third parties.

(7)	Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options to purchase 2,636,398 shares of common stock with a weighted average exercise price of $12.32 per share were outstanding during the three months and six months ended June 30, 2011 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares.  Stock options to purchase 4,500 shares of common stock with a weighted average exercise price of $12.48 per share were outstanding during the three months and six months ended June 30, 2010 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Reported net income	$15,003	16,141	32,256	29,294

Weighted average common shares outstanding	102,216,892	108,227,678	104,381,955	108,278,912
Dilutive potential shares due to effect of stock options	319,310	732,655	502,168	704,069
Total weighted average common shares and dilutive potential shares	102,536,202	108,960,333	104,884,123	108,982,981

Basic earnings per share:	$0.15	0.15	0.31	0.27

Diluted earnings per share:	$0.15	0.15	0.31	0.27

(8)	Pension and Other Post-retirement Benefits (in thousands):

Components of Net Periodic Benefit Cost
	Three months ended June 30,
	Pension Benefits		Other Post-retirement Benefits
	2011	2010	2011	2010
Service cost	$1,428	1,397	-	-
Interest cost	1,363	1,333	22	24
Expected return on plan assets	(1,502)	(1,379)	-	-
Amortization of prior service cost	(40)	(40)	-	-
Amortization of the net loss	169	218	13	13
Net periodic benefit cost	$1,418	1,529	35	37

Components of Net Periodic Benefit Cost
	Six months ended June 30,
	Pension Benefits		Other Post-retirement Benefits
	2011	2010	2011	2010
Service cost	$2,856	2,794	-	-
Interest cost	2,726	2,666	43	48
Expected return on plan assets	(3,004)	(2,758)	-	-
Amortization of prior service cost	(80)	(80)	-	-
Amortization of the net loss	338	436	26	26
Net periodic benefit cost	$2,836	3,058	69	74

We made no contribution to our pension or other post-retirement benefit plans during the six-month period ended June 30, 2011.  Once determined, we anticipate making a tax-deductible contribution to our defined benefit pension plan for the year ending December 31, 2011.

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

Loans Receivable

Loans with comparable characteristics including collateral and re-pricing structures were segregated for valuation purposes. Each loan pool was separately valued utilizing a discounted cash flow analysis. Projected monthly cash flows were discounted to present value using a market rate for comparable loans, which is not considered an exit price. Characteristics of comparable loans included remaining term, coupon interest, and estimated prepayment speeds. Delinquent loans were separately evaluated given the impact delinquency has on projected future cash flow of the loan and the approximate discount or market rate.

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At June 30, 2011 and December 31, 2010, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$713,479	713,479	719,111	719,111
Securities available-for-sale	1,040,547	1,040,547	950,463	950,463
Securities held-to-maturity	280,782	284,685	357,922	354,126
Loans receivable, net	5,413,723	5,752,463	5,457,593	5,837,866
Accrued interest receivable	25,647	25,647	26,216	26,216
FHLB Stock	54,222	54,222	60,080	60,080
Total financial assets	7,528,400	7,871,043	7,571,605	7,948,082

Financial liabilities:
Savings and checking accounts	3,453,818	3,453,818	3,306,420	3,306,420
Time deposits	2,365,488	2,407,735	2,457,916	2,504,527
Borrowed funds	847,450	858,008	891,293	903,569
Junior subordinated debentures	103,094	113,126	103,094	112,463
Cash flow hedges - swaps	9,988	9,988	9,349	9,349
Accrued interest payable	1,155	1,155	1,716	1,716
Total financial liabilities	$6,780,993	6,843,830	6,769,788	6,838,044

Fair value estimates are made at a point in time, based on relevant market data and information about the instrument. The following methods and assumptions were used in estimating the fair value of financial instruments at both June 30, 2011 and December 31, 2010.

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

The following table represents assets measured at fair value on a recurring basis as of June 30, 2011 (in thousands):
				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$6,612	-	-	6,612

Debt securities:
U.S. government and agencies	-	63	-	63
Government sponsored enterprises	-	112,290	-	112,290
States and political subdivisions	-	203,916	-	203,916
Corporate	-	12,249	9,040	21,289
Total debt securities	-	328,518	9,040	337,558

Residential mortgage-backed securities:
GNMA	-	52,066	-	52,066
FNMA	-	144,109	-	144,109
FHLMC	-	82,357	-	82,357
Non-agency	-	730	-	730
Collateralized mortgage obligations:
GNMA	-	39,770	-	39,770
FNMA	-	114,418	-	114,418
FHLMC	-	229,861	-	229,861
SBA	-	20,757	-	20,757
Non-agency	-	12,309	-	12,309
Total mortgage-backed securities	-	696,377	-	696,377

Interest rate swaps	-	(9,988)	-	(9,988)

Total assets	$6,612	1,014,907	9,040	1,030,559

The following table represents assets measured at fair value on a recurring basis as of December 31, 2010 (in thousands):
				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$726	-	-	726

Debt securities:
U.S. government and agencies	-	67	-	67
Government sponsored enterprises	-	18,819	-	18,819
States and political subdivisions	-	208,293	-	208,293
Corporate	-	9,651	9,209	18,860
Total debt securities	-	236,830	9,209	246,039

Residential mortgage-backed securities:
GNMA	-	56,266	-	56,266
FNMA	-	141,414	-	141,414
FHLMC	-	95,239	-	95,239
Non-agency	-	740	-	740
Collateralized mortgage obligations:
GNMA	-	47,143	-	47,143
FNMA	-	108,617	-	108,617
FHLMC	-	215,216	-	215,216
Non-agency	-	39,063	-	39,063
Total mortgage-backed securities	-	703,698	-	703,698

Interest rate swaps	-	(9,349)	-	(9,349)

Total assets	$726	931,179	9,209	941,114

Debt securities – available for sale - Generally, debt securities are valued using pricing for similar securities, recently executed transactions and other pricing models utilizing observable inputs.  The valuation for most debt securities is classified as level 2.  Securities within level 2 include corporate bonds, municipal bonds, mortgage-backed securities and US government obligations.  Certain debt securities do not have an active market and as such the broker pricing received by the Company uses alternative methods, including use of cash flow estimates.  Accordingly, these securities are included herein as level 3 assets.  The fair value of certain corporate debt securities are determined by using a discounted cash flow model and market assumptions, which generally include cash flow, collateral and other market assumptions.  As such, these securities are included herein as level 3 assets.

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

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six-month periods ended June 30, 2011 (in thousands):
	Three months ended		Six months ended
	June 30, 2011		June 30, 2011
	Equity	Debt	Equity	Debt
	securities	securities	securities	securities

Beginning balace	$-	9,311	$-	9,209

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	-	(507)	-	(507)
Included in other comprehensive income	-	236	-	338

Purchases	-	-	-	-
Sales	-	-	-	-
Transfers in to Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-

Ending balance	$-	9,040	$-	9,040

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six-month periods ended June 30, 2010 (in thousands):
	Three months ended		Six months ended
	June 30, 2010		June 30, 2010
	Equity	Debt	Equity	Debt
	securities	securities	securities	securities

Beginning balace	$-	9,316	$-	7,385

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	-	(218)	-	(315)
Included in other comprehensive income	-	309	-	2,337

Purchases	-	-	-	-
Sales	-	-	-	-
Transfers in to Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-

Ending balance	$-	9,407	$-	9,407

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and real estate owned.  The following table represents the fair value measurement for nonrecurring assets as of June 30, 2011 (in thousands):
				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans measured for impairment	$-	-	82,934	82,934

Real estate owned	-	-	21,389	21,389

Total assets	$-	-	104,323	104,323

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

Impaired loans – A loan is considered to be impaired when it is probable that all of the principal and interest due under the terms of the loan may not be collected.  Impairment is measured based on the fair value of the underlying collateral, the loan’s market price or discounted cash flows when collateral does not exist.  We measure impairment on all nonaccrual commercial and commercial real estate loans for which we have established specific reserves as part of the specific allocated allowance component of the allowance for loan losses.  We classify impaired loans as nonrecurring Level 3.

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

The following table shows changes in MSRs as of and for the three months ended June 30, 2011 (in thousands):

			Net
	Servicing	Valuation	Carrying
	Rights	Allowance	Value

Balance at March 31, 2011	$5,332	-	5,332
Additions/ (reductions)	349	-	349
Amortization	(839)	-	(839)
Balance at June 30, 2011	$4,842	-	4,842

The following table shows changes in MSRs as of and for the six months ended June 30, 2011 (in thousands):

			Net
	Servicing	Valuation	Carrying
	Rights	Allowance	Value

Balance at December 31, 2010	$5,969	-	5,969
Additions/ (reductions)	635	-	635
Amortization	(1,762)	-	(1,762)
Balance at June 30, 2011	$4,842	-	4,842

The following table shows changes in MSRs as of and for the three months ended June 30, 2010 (in thousands):
			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value

Balance at March 31, 2010	$7,492	(295)	7,197
Additions/ (reductions)	129	120	249
Amortization	(1,064)	-	(1,064)
Balance at June 30, 2010	$6,557	(175)	6,382

The following table shows changes in MSRs as of and for the six months ended June 30, 2010 (in thousands):
			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value

Balance at December 31, 2009	$8,570	(540)	8,030
Additions/ (reductions)	154	365	519
Amortization	(2,167)	-	(2,167)
Balance at June 30, 2010	$6,557	(175)	6,382

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

The Company entered into four interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV.  The first two swaps modify the re-pricing characteristics of Trust III, wherein (i) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.20% to the same counterparty calculated on a notional amount of $25.0 million and (ii) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The original terms of these two swaps are five years and ten years, respectively.  The second two swaps modify the re-pricing characteristics of Trust IV, wherein (i) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and (ii) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The original terms of these two swaps are seven years and ten years, respectively.  The swap agreements were entered into with a counterparty that met the Company’s credit standards and the agreements contain collateral provisions protecting the at-risk party.  The Company believes that the credit risk inherent in the contracts is not significant.  At June 30, 2011, $10.0 million was pledged as collateral to the counterparty.

At June 30, 2011, the fair value of the swap agreements was $(10.0) million and was the amount the Company would have expected to pay if the contracts were terminated.  There was no material hedge ineffectiveness for these swaps.

The following table shows liability derivatives, included in other liabilities, as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Fair value	$9,988	9,349
Notional amount	$100,000	100,000
Collateral posted	$9,988	9,349

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

Important factors that might cause such a difference include, but are not limited to:
•	Changes in interest rates which could impact our net interest margin;
•	Adverse changes in our loan portfolio or investment securities portfolio and the resulting credit risk-related losses and/ or market value adjustments;
•	The impact of uncertain economic conditions on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;
•	The impact of changing from the Office of Thrift Supervision to the Federal Reserve System as the holding company regulator.
•	Possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
•	Our ability to continue to increase and manage our commercial and residential real estate, multifamily and commercial and industrial loans;
•	The adequacy of the allowance for loan losses;
•	Changes in the financial performance and/ or condition of our borrowers;
•	Changes in general economic or business conditions resulting in changes in demand for credit and other services, among other things;
•	Changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide;
•	Compliance with laws and regulatory requirements of federal and state agencies;
•	New legislation affecting the financial services industry;
•	The impact of the current governmental effort to restructure the U.S. financial and regulatory system;
•	The level of future deposit premium assessments;
•	Competition from other financial institutions in originating loans and attracting deposits;
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

Allowance for Loan Losses.  Provisions for estimated loan losses and the amount of the allowance for loan losses are based on losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. We believe, to the best of our knowledge, that all known losses as of the statement of condition dates have been recorded.

For all classes of loans, we consider a loan to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. In evaluating whether a loan is impaired, we consider not only the amount that we expect to collect but also the timing of collection. Generally, if a delay in payment is insignificant (e.g., less than 30 days), a loan is not deemed to be impaired.

When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or fair value of the collateral, less cost to sell, if the loan is collateral dependent. Larger loans are evaluated individually for impairment. Smaller balance, homogeneous loans (e.g., primarily consumer and residential mortgages) are evaluated collectively for impairment. Impairment losses are included in the allowance for loan losses. Impaired loans are charged-off or charged down when we believe that the ultimate collectability of a loan is not likely or the collateral value no longer supports the carrying value of the loan.

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

The second element is a rolling three-year average of actual losses incurred, adjusted for a loss realization period (the period of time from the event of loss to loss realization), applied to homogenous pools of loans categorized by similar risk characteristics.

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

The second element is a rolling three-year average of actual losses incurred, adjusted for a loss realization period (the period of time from the event of loss to loss realization), applied to homogenous pools of loans categorized by similar risk characteristics.

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

Personal Banking loans are charged-off or charged down when they become no more than 180 days delinquent, unless that borrower has filed for bankruptcy.  Business Banking loans are charged-off or charged down when, in our opinion, they are no longer collectible, for commercial loans, or when it has been determined that the collateral value no longer supports the carrying value of the loan, for commercial real estate loans.

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

Goodwill.  Goodwill is not subject to amortization but is tested for impairment at least annually, and possibly more frequently if certain events or changes in circumstances arise.  Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill.  Reporting units are identified based upon analyzing each of the Company’s individual operating segments.  A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews.  Determining the fair value of a reporting unit requires a high degree of subjective management judgment. We have established June 30th of each year as the date for conducting the annual goodwill impairment assessment.  As of June 30, 2011, we, through the assistance of an external third party, performed an impairment test on goodwill.  We valued each reporting unit by using a weighted average of four valuation methodologies; comparable transaction approach, control premium approach, public market peers approach and discounted cash flow approach.  Declines in fair value could result in impairment being identified.  At June 30, 2011, we did not identify any individual reporting unit where the fair value was less than the carrying value.  Future changes in the economic environment or the operations of the operating units could cause changes to the variables used, which could give rise to declines in the estimated fair value of the reporting units.

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

Other Intangible Assets.  Using the purchase method of accounting for acquisitions, we are required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair values.  These fair values often involve estimates based on third party valuations, including appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective.  Core deposit and other intangible assets are recorded in purchase accounting.  Intangible assets, which are determined to have finite lives, are amortized based on the period of estimated economic benefits received, primarily on an accelerated basis.  If it is subsequently determined that the period of economic benefit has decreased or no longer exists, accelerated amortization or impairment may occur.

Executive Summary and Comparison of Financial Condition
Total assets at June 30, 2011 were $8.087 billion, a decrease of $60.8 million, or 0.7%, from $8.148 billion at December 31, 2010.  This decrease in assets is primarily attributed to a decrease in total loans receivable of $44.8 million and other assets of $16.6 million, which was partially offset by an increase in cash and investments of $7.1 million The net decrease in total assets resulted from a net decrease in shareholder’s equity of $80.3 million and borrowed funds of $43.8 million, which was partially offset by an increase in deposits of $55.0 million.

Total cash and investments increased by $7.1 million, or 0.3%, to $2.035 billion at June 30, 2011, from $2.028 billion at December 31, 2010.  This increase is a result of increased deposits and a decrease in loan demand.

Loans receivable decreased by $44.8 million, or 0.8%, to $5.489 billion at June 30, 2011, from $5.534 billion at December 31, 2010.  Loan demand remained soft during the six months ended June 30, 2011, as originations of $847.6 million were more than offset by loan payments.  All loan categories decreased except for commercial real estate loans which increased by $24.8 million, or 1.8%, to $1.375 billion at June 30, 2011 from $1.350 billion at December 31, 2010. Continued weak loan demand and the sale of $49.7 million of residential mortgage loans into the secondary market lead to a decrease in residential mortgage loans of $47.4 million, while lower than expected consumer loan demand lead to a decrease of $11.9 million.

Deposits increased by $55.0 million, or 1.0%, to $5.819 billion at June 30, 2011 from $5.764 billion at December 31, 2010.  Noninterest-bearing demand deposits increased by $39.4 million, or 6.9%, to $614.7 million at June 30, 2011 from $575.3 million at December 31, 2010; interest-bearing demand deposits increased by $14.2 million, or 1.8%, to $796.5 million at June 30, 2011 from $782.3 million at December 31, 2010; savings deposits, including insured money fund accounts, increased by $93.7 million, or 4.8%, to $2.043 billion at June 30, 2011 from $1.949 billion at December 31, 2010; while time deposits decreased by $92.4 million, or 3.8%, to $2.365 billion at June 30, 2011 from $2.458 billion at December 31, 2010.   We believe this continued movement of funds by our deposit customers from time deposits to more liquid types of deposit accounts reflects our depositors concerns regarding potentially higher inflation and higher interest rates.

Borrowed funds decreased by $43.8 million, or 4.9%, to $847.5 million at June 30, 2011, from $891.3 million at December 31, 2010 due to the scheduled maturity of FHLB advances.  The next scheduled maturity is in 2015.

Total shareholders’ equity at June 30, 2011 was $1.227 billion, or $11.88 per share, a decrease of $80.3 million, or 6.1%, from $1.307 billion, or $11.85 per share, at December 31, 2010.  The decrease in shareholders’ equity was primarily attributable to the payment of cash dividends of $22.1 million and the purchase and retirement of 8.4 million shares of common stock for $102.6 million, partially offset by net income of $32.3 million.

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

June 30, 2011
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$1,072,222	21.37%	401,474	8.00%	501,842	10.00%

Tier I Capital (to risk weighted assets)	1,010,987	20.15%	200,737	4.00%	301,106	6.00%

Tier I Capital (leverage) (to average assets)	1.010,987	12.67%	239,432	3.00%*	399,053	5.00%

December 31, 2010
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$1,033,450	21.10%	391,796	8.00%	489,745	10.00%

Tier I Capital (to risk weighted assets)	972,044	19.85%	195,897	4.00%	293,847	6.00%

Tier I Capital (leverage) (to average assets)	972,044	12.19%	239,265	3.00%*	398,774	5.00%
* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points.  As of June 30, 2011, the Company had not been advised of any additional requirements in this regard.

Northwest is required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations.  Northwest monitors its liquidity position primarily using the ratio of unencumbered liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at June 30, 2011 was 24.2%.  We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments.  As of June 30, 2011 Northwest had $1.6 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, as well as $203.0 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

We paid $11.4 million and $11.1 million in cash dividends during the quarters ended June 30, 2011 and 2010, respectively, and $22.1 million during each of the six-month periods ended June 30, 2011 and 2010.  The increased dividend payout for the most recent quarter is the result of increasing the dividend by $0.01 when compared to the same period last year. This increase was partially offset by the repurchase and retirement of 5,813,566 shares of common stock during the quarter. Dividends paid for the six months ending June 30, 2011 remained unchanged compared to June 30, 2010 due to an increase in dividends per share of $0.01, offset by the repurchase and retirement of 8,431,989 shares of common stock. The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 73.3% and 66.7% on dividends of $0.11 and $0.10 for the quarters ended June 30, 2011 and 2010, respectively.  The common stock dividend payout ratio  for the six-month periods ended June 30, 2011 and 2010 was 67.7% and 74.1%, respectively, on dividends of $0.21 and $0.20 per share, respectively.  We have declared a dividend of $0.11 per share payable on August 18, 2011 to shareholders of record as of August 4, 2011.  This represents the 67th consecutive quarter we have paid a cash dividend.

Nonperforming Assets
The following table sets forth information with respect to nonperforming assets.  Nonaccrual loans are those loans for which the accrual of interest has ceased.  Loans are automatically placed on nonaccrual status when they are 90 days or more contractually delinquent and may also be placed on nonaccrual status even if not 90 days or more delinquent but other conditions exist.  Other nonperforming assets represent real estate acquired through foreclosure or repossession.  Foreclosed property is carried at the lower of its fair value less estimated costs to sell, or the principal balance of the related loan.
	June 30, 2011	December 31, 2010
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis
Personal Banking:
Residential mortgage loans	$30,594	29,751
Home equity loans	9,069	10,263
Other consumer loans	1,825	2,565
Total Personal Banking	41,488	42,579
Business Banking:
Commercial real estate loans	73,278	67,306
Commercial loans	46,349	38,506
Total Business Banking	119,627	105,812
Total	161,115	148,391
Total nonaccrual loans as a percentage of loans	2.94%	2.68%
Total real estate acquired through foreclosure and other real estate owned (“REO”)	21,389	20,780
Total nonperforming assets	$182,504	169,171
Total nonperforming assets as a percentage of total assets	2.26%	2.08%

A loan is considered to be impaired, when, based on current information and events it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment.  Impaired loans at June 30, 2011 and December 31, 2010 were $183.9 million and $205.5 million, respectively.  Specific allowances allocated to impaired loans were $27.9 million and $22.4 million at June 30, 2011 and December 31, 2010, respectively.

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

On an ongoing basis, the Loan Review department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans.  This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis.  In addition, a meeting is held every quarter with each of our seven regions to monitor the performance and status of loans on an internal watch list.  On an on-going basis the loan officer along with the Loan Review department grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated.  Our loan grading system for problem loans is consistent with industry regulatory guidelines which classify loans as “substandard”, “doubtful” or “loss.”  Loans that do not exhibit risk sufficient to warrant classification in one of the subsequent categories, but which possess some weaknesses, are designated as “special mention”.  A “substandard” loan is any loan that is more than 90 days contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable.  Loans classified as “loss” are considered uncollectible so that their continuance as assets without the establishment of a specific loss allowance is not warranted.

The loans that have been classified as substandard or doubtful are reviewed by the Loan Review department for possible impairment.  A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including both contractual principal and interest payments.

If an individual loan is deemed to be impaired, the Loan Review department determines the proper measure of impairment for each loan based on one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.  If the measurement of the impaired loan is more or less than the recorded investment in the loan, the Loan Review department adjusts the specific allowance associated with that individual loan accordingly.

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

We acknowledge that this is a dynamic process and consists of factors, many of which are external and out of our control that can change often, rapidly and substantially.  The adequacy of the ALL is based upon estimates using all the information previously discussed as well as current and known circumstances and events.  There is no assurance that actual portfolio losses will not be substantially different than those that were estimated.

We utilize a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses.  As part of the analysis as of June 30, 2011, we considered the economic conditions in our markets, such as the unemployment and bankruptcy levels as well as the changes in real estate collateral values.  In addition, we considered the overall trends in asset quality, loan charge-offs and the allowance for loan losses as a percentage of nonperforming loans.  We also consider the specific reserves already established for criticized loans and loans charged-off during the period. As a result of this analysis, the allowance for loan losses decreased during the six-month period ended June 30, 2011 by $957,000, or 1.3%, to $75.5 million, or 1.37% of total loans from $76.4 million, or 1.38% of total loans, at December 31, 2010. The decrease in the allowance for loan losses is partially attributable to changes in specific reserves for business banking loans discussed further in the comparison of operating results for the six months ended June 30, 2011 section which follows. Additionally, our personal banking loan portfolio balance decreased by $68.6 million, or 1.8% compared to December 31, 2010.  In addition to these factors, the decrease in the allowance for loan losses is also partially attributed to an improvement in criticized loans. As of June 30, 2011 criticized loans decreased by $18.2 million, or 5.0%, to $346.0 million, from $364.2 million at December 31, 2010. We believe all known losses as of the balance sheet dates have been recorded.

We also have considered how the level of nonperforming loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Nonperforming loans of $161.1 million, or 2.94% of total loans, at June 30, 2011 increased by $12.7 million, or 8.6%, from $148.4 million, or 2.68% of total loans, at December 31, 2010. As a percentage of average loans, annualized net charge-offs increased to 0.60% for the six months ended June 30, 2011 compared to 0.43% for the six months ended June 30, 2010.

Comparison of Operating Results for the Quarters Ended June 30, 2011 and 2010
Net income for the quarter ended June 30, 2011 was $15.0 million, or $0.15 per diluted share, a decrease of $1.1 million, or 7.1%, from $16.1 million, or $0.15 per diluted share, for the same quarter last year.  The decrease in net income resulted primarily from an increase in noninterest expense of $4.3 million and a decrease in interest income of $2.3 million. Partially offsetting these factors were a decrease in interest expense of $5.2 million and income taxes of $1.0 million.  A discussion of significant changes follows.  Annualized, net income for the quarter ended June 30, 2011 represents a 4.81% and 0.74% return on average equity and return on average assets, respectively, compared to 4.95% and 0.79% for the same quarter last year.

Interest Income
Total interest income decreased by $2.3 million, or 2.4%, to $90.1 million for the quarter ended June 30, 2011, from $92.4 million for the quarter ended June 30, 2010 due to a decrease in the average yield earned on interest earning assets, which was partially offset by an increase in the average balance of interest earning assets.  The average yield on interest earning assets decreased to 4.80% for the quarter ended June 30, 2011 from 4.91% for the quarter ended June 30, 2010.  The average yield on all categories of interest earning assets decreased from the previous period, except for the yield on interest earning deposits, which increased slightly. Average interest earning assets increased by $12.4 million, or 0.2%, to $7.556 billion for the quarter ended June 30, 2011 from $7.543 billion for the quarter ended June 30, 2010.

Interest income on loans decreased by $1.7 million, or 2.1%, to $80.0 million for the quarter ended June 30, 2011 from $81.7 million for the quarter ended June 30, 2010.  Average loans receivable increased by $18.8 million, or 0.3%, to $5.484 billion for the quarter ended June 30, 2011 from $5.465 billion for the quarter ended June 30, 2010.  This increase is primarily attributable to growth in our commercial real estate loan portfolio.  The average yield on loans receivable decreased to 5.83% for the quarter ended June 30, 2011 from 6.00% for the quarter ended June 30, 2010. The decrease in average yield is primarily attributable to the interest rates on variable rate loans adjusting downward as market rates decreased, as well as the origination of new loans in a generally lower interest rate environment, and an increase in competition for credit relationships.

Interest income on mortgage-backed securities decreased by $633,000, or 9.4%, to $6.1 million for the quarter ended June 30, 2011 from $6.7 million for the quarter ended June 30, 2010.  This decrease is the result of a decrease in the average yield to 2.65% for the quarter ended June 30, 2011 from 3.39% for the quarter ended June 30, 2010.  The decrease in average yield primarily resulted from the purchase of mortgage-backed securities during this period of generally lower market interest rates.  The decrease in average yield was partially offset by an increase in average balance of $125.3 million, or 15.8%, to $917.7 million for the quarter ended June 30, 2011 from $792.4 million for the quarter ended June 30, 2010.  The increase in average balance is a result of deploying the excess funds which have resulted from increased deposits and low loan demand.

Interest income on investment securities increased by $134,000, or 3.9%, to $3.6 million for the quarter ended June 30, 2011 from $3.5 million for the quarter ended June 30, 2010.  This increase is due to an increase in the average balance of investment securities of $16.8 million, or 4.5%, to $393.0 million for the quarter ended June 30, 2011 from $376.2 million for the quarter ended June 30, 2010.  The increase in average balance is a result of deploying the excess funds accumulated from our growth in deposits and a reduction in loan demand. Partially offsetting this increase was a decrease in average yield to 3.65% for the quarter ended June 30, 2011 from 3.67% for the quarter ended June 30, 2010.  The average yield decreased as a result of the purchase of investment securities during a period of generally lower market interest rates.

Interest income on interest-earning deposits decreased by $23,000, or 4.5%, to $489,000 for the quarter ended June 30, 2011 from $512,000 for the quarter ended June 30, 2010.  This decrease is due to the average balance decreasing by $140.4 million, or 16.6%, to $705.6 million for the quarter ended June 30, 2011 from $845.9 million for the quarter ended June 30, 2010. The average balance decreased due to the repurchase of common stock during the quarter. Partially offsetting this decrease was a slight increase in the average yield to 0.27% for the quarter ended June 30, 2011, from 0.24% for the quarter ended June 30, 2010.

Interest Expense
Interest expense decreased by $5.2 million, or 18.2%, to $23.5 million for the quarter ended June 30, 2011 from $28.7 million for the quarter ended June 30, 2010.  The decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 1.53% for the quarter ended June 30, 2011 from 1.86% for the quarter ended June 30, 2010. In addition, average interest-bearing liabilities decreased by $33.2 million, or 0.5%, to $6.157 billion for the quarter ended June 30, 2011 from $6.190 billion for the quarter ended June 30, 2010.  The decrease in the cost of funds resulted primarily from a decrease in the level of market interest rates which enabled us to reduce the rate of interest paid on all deposit products.  In addition, customers redeployed approximately $90.0 million of certificates of deposit into shorter-term, lower cost deposit products. The decrease in liabilities resulted from the decrease in the average balance of borrowed funds of $53.8 million, due to the scheduled maturity of FHLB advances.

Net Interest Income
Net interest income increased by $3.0 million, or 4.6%, to $66.7 million for the quarter ended June 30, 2011 from $63.7 million for the quarter ended June 30, 2010.  This increase in net interest income was primarily attributable to the change in the mix of our deposits with a greater weighting of low-cost transaction accounts and fewer high-cost time deposits.  As a result our net interest rate spread increased to 3.27% for the quarter ended June 30, 2011 from 3.05% for the quarter ended June 30, 2010, and our net interest margin increased to 3.53% for the quarter ended June 30, 2011 from 3.38% for the quarter ended June 30, 2010.

Provision for Loan Losses
The provision for loan losses increased by $471,000, or 6.0%, to $8.4 million for the quarter ended June 30, 2011 from $7.9 million for the quarter ended June 30, 2010.  The increase is primarily the result of an increase in loans greater than 90 days delinquent and nonperforming loans, as well as an increase in historical loss factors and an overall decrease in collateral values, offset by a $7.8 million decrease in criticized loans when compared to the previous quarter.

In determining the amount of the current quarter’s provision, we considered many factors including the length of the current economic malaise and the increase in loan charge-offs over the past year.  Net charge-offs for the quarter ended June 30, 2011 were $9.4 million compared to $7.3 million for the quarter ended June 30, 2010.  Annualized net charge-offs to average loans was 0.68% for the quarter ended June 30, 2011 compared to 0.54% for the same period last year.  We also considered the impact of unemployment levels, bankruptcy filings and changes in real estate values.  Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in management’s judgment, to bring the reserve for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.  Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income
Noninterest income decreased by $283,000, or 1.8%, to $15.3 million for the quarter ended June 30, 2011, from $15.5 million for the quarter ended June 30, 2010.  Contributing to the decrease was an increase in losses on real estate owned of $338,000, or 132.5%, to $593,000 for the quarter ended June 30, 2011 from $255,000 for the quarter ended June 30, 2010 as a result of further write-downs on real estate owned in Maryland.  Service charges and fees decreased by $581,000, or 5.9%, to $9.3 million for the quarter ended June 30, 2011, from $9.9 million for the quarter ended June 30, 2010 primarily as a result of lower deposit overdraft revenue.  Other-than-temporary impairment losses on securities were $507,000 for the quarter ended June 30, 2011, compared to $218,000 for the quarter ended June 30, 2010 as we recognized further deterioration in the values of two non-agency CMO investment securities.  Partially offsetting these decreases in noninterest income were an increase in insurance commission income of $497,000, or 38.4%, to $1.8 million for the quarter ended June 30, 2011, from $1.3 million for the quarter ended June 30, 2010 due to increased insurance revenues, and increases in trust services income and mortgage banking income of $273,000 and $261,000, respectively.

Noninterest Expense
Noninterest expense increased by $4.3 million, or 9.0%, to $52.5 million for the quarter ended June 30, 2011, from $48.2 million for the quarter ended June 30, 2010.  This increase is primarily a result of increases in compensation and employee benefits and professional services expenses, which were partially offset by decreases in marketing and other real estate owned expenses.  Compensation and employee benefits expenses increased by $4.7 million, or 18.8%, to $29.7 million for the quarter ended June 30, 2011, from $25.0 million for the quarter ended June 30, 2010 primarily due to a $2.8 million charge for the initial 10% vesting of awards issued from the stock benefit plans approved by shareholders this quarter related to our second step conversion and stock offering.  In addition, compensation and health insurance expenses have increased due to the addition of 42 full-time equivalent employees since the beginning of the current year, with staffing increases primarily in commercial lending, compliance and loan servicing.  Professional services expenses increased by $706,000, or 121.1%, to $1.3 million for the quarter ended June 30, 2011, from $583,000 for the quarter ended June 30, 2010 as a result of the outsourcing of our internal audit function and the continued engagement of compliance consultants.  Marketing expense decreased by $1.2 million, or 36.0%, to $2.1 million for the quarter ended June 30, 2011 due to the timing of various campaigns and initiatives.  Other real estate owned expense decreased by $463,000, or 65.0%, to $249,000 for the quarter ended June 30, 2011.

Income Taxes
The provision for income taxes for the quarter ended June 30, 2011 decreased by $1.0 million, or 14.1%, to $6.1 million for the quarter ended June 30, 2011 from $7.1 million for the quarter ended June 30, 2010.  This decrease in income tax is primarily a result of a decrease in income before income taxes of $2.1 million, or 9.2%.  Our effective tax rate for the quarter ended June 30, 2011 was 28.8% compared to 30.5% in the same quarter last year as tax-free income from our investment in municipal securities and BOLI comprised a larger percentage of earnings in the current quarter compared to the same period last year.  We do not anticipate that our effective tax rate will change substantially during the year.

Comparison of operating results for the six months ended June 30, 2011 and 2010
Net income for the six months ended June 30, 2011 was $32.3 million, or $0.31 per diluted share, an increase of $3.0 million, or 10.1%, from $29.3 million, or $0.27 per diluted share, for the same period last year.  The increase in net income resulted primarily from an increase in net interest income of $9.9 million and a decrease in the provision for loan losses of $1.1 million.  These were partially offset by a decrease in noninterest income of $1.8 million, an increase in noninterest expense of $5.1 million and an increase in income taxes of $1.2 million.  A discussion of significant changes follows.  Annualized, net income for the six months ended June 30, 2011 represents a 5.07% and 0.79% return on average equity and return on average assets, respectively, compared to 4.49% and 0.73% for the same period last year.

Interest Income
Total interest income decreased by $2.3 million, or 1.3%, to $181.2 million for the six months ended June 30, 2011 due to a decrease in the average yield earned on interest earning assets, which was partially offset by an increase in the average balance of interest earning assets.  The average yield on interest earning assets decreased to 4.81% for the six months ended June 30, 2011 from 4.92% for the six months ended June 30, 2010.  The average yield on loans and mortgage-backed securities decreased from the previous period, and the yield on investment securities and interest earning deposits increased slightly.    Average interest earning assets increased by $50.1 million, or 0.7%, to $7.549 billion for the six months ended June 30, 2011 from $7.499 billion for the six months ended June 30, 2010.

Interest income on loans decreased by $2.0 million, or 1.2%, to $160.5 million for the six months ended June 30, 2011 from $162.5 million for the six months ended June 30, 2010.  Average loans receivable increased by $93.7 million, or 1.7%, to $5.500 billion for the six months ended June 30, 2011 from $5.406 billion for the six months ended June 30, 2010.  This increase is primarily attributable to growth in the commercial real estate loan portfolio.  The average yield on loans receivable decreased to 5.85% for the six months ended June 30, 2011 from 6.04% for the six months ended June 30, 2010.  The decrease in average yield is primarily attributable to the interest rates on variable rate loans adjusting downward as market interest rates decreased, as well as the origination of new loans in a generally lower market and competitive interest rate environment.

Interest income on mortgage-backed securities decreased slightly by $22,000, or 0.2%, to $12.8 million for the six months ended June 30, 2011 from $12.9 million for the six months ended June 30, 2010.  This decrease is the result of a decrease in the average yield to 2.78% for the six months ended June 30, 2011 from 3.36% for the six months ended June 30, 2010.  The decrease in average yield resulted primarily from the purchase of mortgage-backed securities during this period of generally lower market interest rates.  The decrease in average yield was offset by an increase in average balance of $157.3 million, or 20.6%, to $922.0 million for the six months ended June 30, 2011 from $764.7 million for the six months ended June 30, 2010.  The increase in average balance is a result of deploying the excess funds which have resulted from an increase in deposits coupled with low loan demand.

Interest income on investment securities decreased by $76,000, or 1.1%, to $7.1 million for the six months ended June 30, 2011 from $7.1 million for the six months ended June 30, 2010.  This decrease is due to a decrease in average yield to 3.78% for the six months ended June 30, 2011 from 3.88% for the six months ended June 30, 2010.  The average yield decreased as a result of the purchase of investment securities during a period of generally lower market interest rates.  The average balance of investment securities increased by $6.0 million, or 1.6%, to $373.9 million for the six months ended June 30, 2011 from $367.9 million for the six months ended June 30, 2010.

Interest income on interest-earning deposits decreased by $181,000, or 16.8%, to $896,000 for the six months ended June 30, 2011 from $1.1 million for the six months ended June 30, 2010.  This decrease is due to the average balance decreasing by $200.6 million, or 22.4%, to $695.7 million for the six months ended June 30, 2011 from $896.3 million for the six months ended June 30, 2010.  The average balance decreased due to the purchase of mortgage-backed securities and the repurchase of common stock.

Interest Expense
Interest expense decreased by $12.3 million, or 20.5%, to $47.5 million for the six months ended June 30, 2011 from $59.8 million for the six months ended June 30, 2010.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 1.56% for the six months ended June 30, 2011 from 1.96% for the six months ended June 30, 2010, in addition to a decrease in the average balance of interest-bearing liabilities of $19.2 million, or 0.3%, to $6.146 billion for the six months ended June 30, 2011 from $6.165 billion for the six months ended June 30, 2010.  The decrease in the cost of funds resulted primarily from a decrease in the level of market interest rates.  The decrease in liabilities resulted from a decrease in the average balance of borrowed funds of $53.4 million, or 5.9%, due to the scheduled maturity of FHLB advances.

Net Interest Income
Net interest income increased by $9.9 million, or 8.0%, to $133.7 million for the six months ended June 30, 2011 from $123.8 million for the six months ended June 30, 2010.  This increase in net interest income was attributable to the factors discussed above.  Our net interest rate spread increased to 3.25% for the six months ended June 30, 2011 from 2.96% for the six months ended June 30, 2010, and our net interest margin increased to 3.54% for the six months ended June 30, 2011 from 3.30% for the six months ended June 30, 2010.

Provision for Loan Losses
The provision for loan losses decreased by $1.1 million, or 6.5%, to $15.6 million for the six months ended June 30, 2011 from $16.7 million for the six months ended June 30, 2010.  Facilitating this decrease was the reduction of specific reserves for several large criticized business banking loans including the payoff of a hotel loan in Maryland with a balance of $6.0 million and a reserve of $3.5 million. In addition, we eliminated the specific reserves of $3.0 million for a hotel loan in Maryland which is under a sales agreement and $1.1 million for a vacation property loan in West Virginia based on our most recent analysis. Also we received two large payments on criticized loans which resulted in a reduction of $900,000 to the specific reserves related to these loans.  These changes were partially offset by increases in historical charge-offs and increased levels of nonperforming loans.

In determining the amount of the current period provision, we considered economic conditions, including unemployment levels, bankruptcy filings and changes in real estate values and the impact of these factors on the quality of our loan portfolio.  Net charge-offs for the six months ended June 30, 2011 were $16.6 million, compared to $11.7 million for the six months ended June 30, 2010.  Annualized net charge-offs to average loans was 0.60% for the six months ended June 30, 2011 compared to 0.43% for the six months ended June 30, 2010.  However, eight loans comprised $6.6 million, or 36.5% of the charge-offs during the first half of the current year.  Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.  Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income
Noninterest income decreased by $1.8 million, or 5.8%, to $29.6 million for the six months ended June 30, 2011 from $31.4 million for the six months ended June 30, 2010.  Gain on sale of investments decreased by $2.1 million, to $49,000 for the six months ended June 30, 2010. The decrease is attributable to a gain of $2.1 million recognized on the sale of $55.0 million of securities during the first half of 2010. Service charges and fees decreased by $555,000, or 3.0%, to $18.2 million for the six months ended June 30, 2011 from $18.8 million for the six months ended June 30, 2010 primarily as a result of lower deposit overdraft revenue.  Partially offsetting these decreases was an increase in insurance commission income of $735,000, or 30.2%, to $3.2 million for the six months ended June 30, 2011 from $2.4 million for the six months ended June 30, 2010 due to increased insurance revenues. In addition, mortgage banking income increased by $466,000 to $487,000 for the six months ended June 30, 2011 as we significantly increased the amount of residential mortgages we sold into the secondary market compared to the same period last year.

Noninterest Expense
Noninterest expense increased by $5.1 million, or 5.3%, to $101.9 million for the six months ended June 30, 2011 from $96.8 million for the same period in the prior year.  Compensation and employee benefits expense increased by $4.3 million, or 8.5%, to $55.1 million for the six months ended June 30, 2011 from $50.8 million for the six months ended June 30, 2010 primarily due to a $2.8 million charge for the initial 10% vesting of awards issued from the stock benefit plans established this year related to our second step conversion and stock offering.  In addition, full-time equivalent employees have increased by 42 since the beginning of the current year resulting in increased compensation and employee benefits expenses.  Professional services expenses increased by $1.2 million, or 94.1%, to $2.5 million for the six months ended June 30, 2011 from $1.3 million for the six months ended June 30, 2010 as a result of the outsourcing our internal audit function and the continued engagement of compliance consultants.  Marketing expense decreased by $670,000, or 14.1%, to $4.1 million for the six months ended June 30, 2011 from $4.7 million for the six months ended June 30, 2010 due to the timing of various campaigns and initiatives.  Other real estate owned expense decreased by $931,000, or 57.8%, to $680,000 for the six months ended June 30, 2011 from $1.6 million for the six months ended June 30, 2010 as we paid delinquent real estate taxes due on REO property we acquired during the prior year period.

Income Taxes
The provision for income taxes for the six months ended June 30, 2011 increased by $1.2 million, or 9.4%, to $13.6 million for the six months ended June 30, 2011 from $12.4 million for the six months ended June 30, 2010.  This increase in income tax is primarily a result of an increase in income before income taxes of $4.1 million, or 9.9%.  Our effective tax rate for the six months ended June 30, 2011 was 29.6% compared to 29.8% experienced in the same period last year.

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

	Three months ended June 30,
	2011			2010
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (f)	Balance	Interest	Cost (f)
ASSETS:
Interest earning assets:
Loans (a) (b) (includes FTE adjustments of $396 and $132, respectively)	$5,484,194	80,389	5.86%	5,465,373	81,866	6.03%
Mortgage-backed securities (c)	917,748	6,073	2.65%	792,412	6,706	3.39%
Investment securities (c) (includes FTE adjustments of $1,610 and $1,537 respectively)	392,963	5,196	5.29%	376,206	4,989	5.30%
FHLB stock	55,100	-	-	63,242	-	-
Other interest earning deposits	705,568	489	0.27%	845,947	512	0.24%
Total interest earning assets (includes FTE adjustments of $2,006 and $1,669, respectively)	7,555,573	92,147	4.87%	7,543,180	94,073	5.02%
Noninterest earning assets (d)	556,085			584,203

TOTAL ASSETS	8,111,658			8,127,383

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing liabilities:
Savings accounts	1,093,539	1,275	0.47%	1,033,707	2,236	0.87%
Now accounts	813,179	246	0.12%	785,619	319	0.16%
Money market demand accounts	933,288	1,059	0.46%	901,439	1,630	0.73%
Certificate accounts	2,372,039	12,893	2.18%	2,470,706	14,788	2.40%
Borrowed funds (e)	841,835	6,569	3.13%	895,650	8,283	3.71%
Debentures	103,094	1,420	5.45%	103,094	1,421	5.45%

Total interest bearing liabilities	6,156,974	23,462	1.53%	6,190,215	28,677	1.86%
Noninterest bearing liabilities	708,310			632,037
Total liabilities	6,865,284			6,822,252
Shareholders' equity	1,246,374			1,305,131

TOTAL LIABILITIES AND EQUITY	$8,111,658			$8,127,383

Net interest income/ Interest rate spread		68,685	3.34%		65,396	3.16%

Net interest earning assets/ Net interest margin	$1,398,599		3.64%	1,352,965		3.47%

Ratio of interest earning assets to interest bearing liabilities	1.23X			1.22X

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
(e) Average balances include FHLB borrowings and securities sold under agreements to repurchase.
(f) Annualized.  Shown on a fully tax-equivalent basis (“FTE”).  The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented.  We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.  GAAP basis yields were: Loans – 5.83% and 6.00%; respectively, Investment securities – 3.65% and 3.67%; respectively, interest-earning assets – 4.80% and 4.91%; respectively.  GAAP basis net interest rate spreads were 3.27% and 3.05%, respectively and GAAP basis net interest margins were 3.53% and 3.38%, respectively.

Rate/ Volume Analysis
(Dollars in Thousands)

The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) net change.  Changes that cannot be attributed to either rate or volume have been allocated to both rate and volume.

Three months ended June 30, 2011 and 2010

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(2,377)	900	(1,477)
Mortgage-backed securities	(1,694)	1,061	(633)
Investment securities	(15)	222	207
FHLB stock	-	-	-
Other interest-earning deposits	74	(97)	(23)
Total interest-earning assets	(4,012)	2,086	(1,926)

Interest-bearing liabilities:
Savings accounts	(1,090)	129	(961)
Now accounts	(84)	11	(73)
Money market demand accounts	(628)	57	(571)
Certificate accounts	(1,332)	(563)	(1,895)
Borrowed funds	(1,255)	(459)	(1,714)
Debentures	(1)	-	(1)
Total interest-bearing liabilities	(4,390)	(825)	(5,215)

Net change in net interest income	$378	2,911	3,289

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

	Six months ended June 30,
	2011			2010
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (f)	Balance	Interest	Cost (f)
ASSETS:
Interest earning assets:
Loans (a) (b) (includes FTE adjustments of $787 and $708, respectively)	$5,500,134	161,237	5.88%	5,406,464	163,188	6.07%
Mortgage-backed securities (c)	922,024	12,829	2.78%	764,690	12,851	3.36%
Investment securities (c) (includes FTE adjustments of $3,266 and $2,982, respectively)	373,870	10,324	5.52%	367,856	10,116	5.50%
FHLB stock	56,962	-	-	63,242	-	-
Other interest earning deposits	695,717	896	0.26%	896,321	1,077	0.24%
Total interest earning assets (includes FTE adjustments of $4,053 and $3,690, respectively)	7,548,707	185,286	4.92%	7,498,573	187,232	5.02%
Noninterest earning assets (d)	574,662			576,136

TOTAL ASSETS	8,123,369			8,074,709

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing liabilities:
Savings accounts	1,078,700	2,704	0.51%	997,126	4,269	0.86%
Now accounts	793,526	478	0.12%	769,531	718	0.19%
Money market demand accounts	924,383	2,214	0.48%	871,291	3,467	0.80%
Certificate accounts	2,401,829	26,140	2.19%	2,526,314	31,923	2.55%
Borrowed funds (e)	844,793	13,153	3.14%	898,169	16,578	3.72%
Debentures	103,094	2,825	5.45%	103,094	2,826	5.45%

Total interest bearing liabilities	6,146,325	47,514	1.56%	6,165,525	59,781	1.96%
Noninterest bearing liabilities	705,098			604,859
Total liabilities	6,851,423			6,770,384
Shareholders' equity	1,271,946			1,304,325

TOTAL LIABILITIES AND EQUITY	$8,123,369			$8,074,709

Net interest income/ Interest rate spread		137,772	3.36%		127,451	3.06%

Net interest earning assets/ Net interest margin	$1,402,382		3.65%	1,333,048		3.40%

Ratio of interest earning assets to interest bearing liabilities	1.23X			1.22X

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
(e) Average balances include FHLB borrowings and securities sold under agreements to repurchase.
(f) Annualized.  Shown on a fully tax-equivalent basis (“FTE”).  The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented.  The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.  GAAP basis yields were: Loans – 5.85% and 6.04%; respectively, Investment securities – 3.78% and 3.88%; respectively, interest-earning assets – 4.81% and 4.92%; respectively.  GAAP basis net interest rate spreads were 3.25% and 2.96%, respectively and GAAP basis net interest margins were 3.54% and 3.30%, respectively.

Rate/ Volume Analysis
(Dollars in Thousands)

The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) net change.  Changes that cannot be attributed to either rate or volume have been allocated to both rate and volume.

Six months ended June 30, 2011 and 2010

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(5,271)	3,320	(1,951)
Mortgage-backed securities	(2,666)	2,644	(22)
Investment securities	43	165	208
FHLB stock	-	-	-
Other interest-earning deposits	77	(258)	(181)
Total interest-earning assets	(7,817)	5,871	(1,946)

Interest-bearing liabilities:
Savings accounts	(1,914)	349	(1,565)
Now accounts	(262)	22	(240)
Money market demand accounts	(1,464)	211	(1,253)
Certificate accounts	(4,319)	(1,464)	(5,783)
Borrowed funds	(2,517)	(908)	(3,425)
Debentures	(1)	-	(1)
Total interest-bearing liabilities	(10,477)	(1,790)	(12,267)

Net change in net interest income	$2,660	7,661	10,321

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the holding company for a savings bank, one of our primary market risks is interest rate risk.  Interest rate risk is the sensitivity of net interest income to variations in interest rates over a specified time period.  The sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or re-price.  We attempt to control interest rate risk by matching, within acceptable limits, the re-pricing periods of our assets and liabilities.  We have attempted to limit our exposure to interest sensitivity by increasing core deposits, enticing customers to extend certificates of deposit maturities, borrowing funds with fixed-rates and longer maturities and by shortening the maturities of our assets by emphasizing the origination of more short-term fixed rate loans and adjustable rate loans.  We also continue to sell a portion of the long-term, fixed-rate mortgage loans that we originate.  In addition, we purchase shorter term or adjustable-rate investment securities and adjustable-rate mortgage-backed securities.

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

The following table illustrates the simulated impact of a 1% or 2% upward or 1% or 2% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset levels at June 30, 2011 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from June 30, 2011 levels.

	Increase		Decrease
Parallel shift in interest rates over the next 12 months	1.0%	2.0%	1.0%	2.0%
Projected percentage increase/ (decrease) in net income	4.2%	7.2%	(1.8)%	(8.2)%
Projected increase/ (decrease) in return on average equity	4.1%	7.0%	(1.7)%	(8.0)%
Projected increase/ (decrease) in earnings per share	$0.03	$0.05	$(0.01)	$(0.05)
Projected percentage increase/ (decrease) in market value of equity	(8.5)%	(18.4)%	(4.3)%	(9.1)%

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective.

There were no changes in internal controls over financial reporting during the period covered by this report or in other factors that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to a number of asserted and unasserted claims encountered in the normal course of business.  Management believes that the aggregate liability, if any, that may result from such potential litigation will not have a material adverse effect on our financial statements.

Item 1A.  Risk Factors

In addition to the risk factors discussed in Item 1A, to Part I of our 2010 Annual Report on Form 10-K, the following are factors that could adversely affect our future results of operations and financial condition.

Our exposure to municipalities may lead to operating losses.

Our municipal bond portfolio may be impacted by the effects of economic stress on state and local governments. At June 30, 2011, we had $281.7 million invested in obligations of states, municipalities and political subdivisions (collectively referred to as our municipal bond portfolio).  We also had $80.1 million of loans outstanding and $71.0 million of unfunded commitments, open lines of credit and letters of credit to municipalities and political subdivisions.  Widespread concern currently exists regarding the stress on state and local governments emanating from: (i) declining revenues; (ii) large unfunded liabilities to government workers; and (iii) entrenched cost structures. Debt-to-gross domestic product ratios for the majority of states have been deteriorating due to, among other factors: (i) declines in federal monetary assistance provided as the United States is currently experiencing the largest deficit in its history; and (ii) lower levels of sales and property tax revenue as unemployment remains elevated and the housing market continues to remain unstable. This concern has led to speculation about the potential for a significant deterioration in the municipal bond market, which could materially affect our results of operations, financial condition and liquidity. We may not be able to mitigate the exposure in our municipal portfolio if state and local governments are unable to fulfill their obligations. The risk of widespread issuer defaults may also increase if there are changes in legislation that permit states, or additional municipalities and political subdivisions, to file for bankruptcy protection or if there are judicial interpretations that, in a bankruptcy or other proceeding, lessen the value of any structural protections.

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.   On August 8, 2011, Standard & Poor's downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank.  These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under Risk Factors  in the Company’s 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)	Not applicable.

b.)	Not applicable.

c.)	The following table discloses information regarding the repurchase of shares of common stock during the quarter ending June 30, 2011:

Month	Number of shares purchased	Avergae price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (1)	Maximum number of shares yet to be purchased under the plan (1)
April	1,674,300	$12.31	1,674,300	6,152,277
May	2,709,130	12.25	2,709,130	3,443,147
June	1,430,136	12.12	1,430,136	2,013,011
	5,813,566	$12.23

(1)	Reflects program for 11,000,000 shares announced December 2010.
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

101
The following financial statements from Northwest Bancshares, Inc. Quarterly Report on Form 10-Qfor the quarter ended June 30, 2011, filed on August 9, 2011, formatted in XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholder’s Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date: August 9, 2011	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 9, 2011	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller
(Principal Accounting Officer of the Registrant)