Form 10-Q
period 2011-09-30
Northwest Bancshares, Inc.
filed 2011-11-08
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
or
☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from____________________to______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒       No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock ($0.01 par value) 97,501,918 shares outstanding as of October 31, 2011

NORTHWEST BANCSHARES, INC.

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$90,493	40,708
Interest-earning deposits in other financial institutions	579,915	677,771
Federal funds sold and other short-term investments	633	632
Marketable securities available-for-sale (amortized cost of $949,789 and $945,571)	971,543	950,463
Marketable securities held-to-maturity (fair value of $274,803 and $354,126)	268,517	357,922
Total cash and investments	1,911,101	2,027,496

Loans held for sale	926	11,376
Residential mortgage loans	2,349,196	2,386,928
Home equity loans	1,094,609	1,095,953
Other consumer loans	246,188	255,776
Commercial real estate loans	1,420,504	1,350,319
Commercial loans	406,885	433,653
Total loans	5,518,308	5,534,005
Allowance for loan losses	(73,208)	(76,412)
Total loans, net	5,445,100	5,457,593

Federal Home Loan Bank stock, at cost	51,511	60,080
Accrued interest receivable	25,745	26,216
Real estate owned, net	20,648	20,780
Premises and equipment, net	126,047	128,101
Bank owned life insurance	133,081	132,237
Goodwill	171,882	171,882
Other intangible assets	2,497	3,942
Other assets	101,731	119,828
Total assets	$7,989,343	8,148,155

Liabilities and Shareholders' equity
Liabilities:
Noninterest-bearing demand deposits	$643,920	575,281
Interest-bearing demand deposits	819,796	782,257
Savings deposits	2,017,563	1,948,882
Time deposits	2,331,471	2,457,916
Total deposits	5,812,750	5,764,336

Borrowed funds	828,674	891,293
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	103,094	103,094
Advances by borrowers for taxes and insurance	12,080	22,868
Accrued interest payable	1,072	1,716
Other liabilities	64,896	57,398
Total liabilities	6,822,566	6,840,705

Shareholders' equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	-	-
Common stock, $0.01 par value: 500,000,000 shares authorized, 97,576,368 and 110,295,117 shares issued, respectively	976	1,103
Paid-in capital	659,432	824,164
Retained earnings	538,882	523,089
Unallocated common stock of employee stock ownership plan	(26,258)	(27,409)
Accumulated other comprehensive loss	(6,255)	(13,497)
	1,166,777	1,307,450
Total liabilities and shareholders' equity	$7,989,343	8,148,155

See accompanying notes to consolidated financial statements - unaudited

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income:
Loans receivable	$80,562	83,372	241,012	245,852
Mortgage-backed securities	5,544	6,534	18,373	19,385
Taxable investment securities	684	489	1,676	2,086
Tax-free investment securities	2,848	3,090	8,914	8,627
Interest-earning deposits	393	524	1,289	1,601
Total interest income	90,031	94,009	271,264	277,551

Interest expense:
Deposits	14,958	17,772	46,494	58,149
Borrowed funds	8,061	9,587	24,039	28,991
Total interest expense	23,019	27,359	70,533	87,140

Net interest income	67,012	66,650	200,731	190,411
Provision for loan losses	8,057	9,871	23,668	26,568
Net interest income after provision for loan losses	58,955	56,779	177,063	163,843

Noninterest income:
Impairment losses on securities	-	(1,830)	(577)	(1,994)
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	-	1,438	70	1,287
Net impairment losses	-	(392)	(507)	(707)
Gain on sale of investments, net	152	17	201	2,194
Service charges and fees	8,499	9,821	26,748	28,625
Trust and other financial services income	2,063	1,600	6,158	5,345
Insurance commission income	1,796	1,393	4,966	3,828
Loss on real estate owned, net	(1,340)	(2,014)	(1,960)	(2,293)
Income from bank owned life insurance	1,938	1,212	4,820	3,852
Mortgage banking income	400	752	887	773
Other operating income	1,002	1,439	2,785	3,613
Total noninterest income	14,510	13,828	44,098	45,230

Noninterest expense:
Compensation and employee benefits	26,004	24,565	81,161	75,381
Premises and occupancy costs	5,658	5,648	17,499	16,990
Office operations	3,209	4,460	9,564	10,631
Processing expenses	5,896	5,863	17,350	17,111
Marketing expenses	2,788	2,208	6,855	6,945
Federal deposit insurance premiums	1,386	2,424	6,168	6,720
Professional services	1,238	1,126	3,783	2,437
Amortization of other intangible assets	475	725	1,445	2,266
Real estate owned expense	483	654	1,163	2,265
Other expenses	2,786	1,375	6,803	5,063
Total noninterest expense	49,923	49,048	151,791	145,809

Income before income taxes	23,542	21,559	69,370	63,264

Federal and state income taxes	6,822	6,068	20,394	18,479

Net income	$16,720	15,491	48,976	44,785

Basic earnings per share	$0.17	$0.14	0.48	0.41

Diluted earnings per share	$0.17	$0.14	0.48	0.41

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(dollars in thousands)

					Accumulated
Three months ended September 30, 2010					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders'
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at June 30, 2010	110,775,014	$1,108	829,686	516,005	(7,225)	(28,851)	1,310,723

Comprehensive income:
Net income	-	-	-	15,491	-	-	15,491
Change in fair value of interest rate
swaps, net of tax of $993	-	-	-	-	(1,845)	-	(1,845)
Change in unrealized gain on securities, net of tax of $(1,412)	-	-	-	-	2,622	-	2,622
Other-than-temporary impairment on securities recorded in other comprehensive income, net of tax of $503	-	-	-	-	(935)	-	(935)
Total comprehensive income	-	-	-	15,491	(158)	-	15,333

Exercise of stock options	31,404	-	228	-	-	-	228

Stock compensation expense	-	-	15	-	-	-	15

Dividends paid ($0.10 per share)	-	-	-	(11,077)	-	-	(11,077)

Ending balance at September 30, 2010	110,806,418	$1,108	829,929	520,419	(7,383)	(28,851)	1,315,222

					Accumulated
Three months ended September 30, 2011					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders'
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at June 30, 2011	103,266,045	$1,033	726,207	533,229	(6,689)	(26,639)	1,227,141

Comprehensive income:
Net income	-	-	-	16,720	-	-	16,720
Change in fair value of interest rate swaps, net of tax of $1,424	-	-	-	-	(2,644)	-	(2,644)
Change in unrealized gain on securities, net of tax of $(1,657)	-	-	-	-	3,078	-	3,078
Total comprehensive income	-	-	-	16,720	434	-	17,154

Exercise of stock options	145,487	1	598	-	-	-	599

Stock compensation expense	-	1	654	-	-	381	1,036

Share repurchases	(5,835,164)	(59)	(68,027)	-	-	-	(68,086)

Dividends paid ($0.11 per share)	-	-	-	(11,067)	-	-	(11,067)

Ending balance at September 30, 2011	97,576,368	$976	659,432	538,882	(6,255)	(26,258)	1,166,777

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
(dollars in thousands)

					Accumulated
Nine months ended September 30, 2010					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders'
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2009	110,641,858	$1,106	828,195	508,842	(9,977)	(11,651)	1,316,515

Comprehensive income:
Net income	-	-	-	44,785	-	-	44,785
Change in fair value of interest rate swaps, net of tax of $3,049	-	-	-	-	(5,663)	-	(5,663)
Change in unrealized gain on securities, net of tax of $(4,897)	-	-	-	-	9,094	-	9,094
Other-than-temporary impairment on securities recorded in other comprehensive income, net of tax of $450	-	-	-	-	(837)	-	(837)
Total comprehensive income	-	-	-	44,785	2,594	-	47,379

Exercise of stock options	164,560	2	1,394	-	-	-	1,396

Stock-based compensation expense	-	-	1,043	-	-	-	1,043

Additional costs associated with common stock offering	-	-	(703)	-	-	-	(703)

Purchase of common stock by ESOP	-	-	-	-	-	(17,200)	(17,200)

Dividends paid ($0.30 per share)	-	-	-	(33,208)	-	-	(33,208)

Ending balance at September 30, 2010	110,806,418	$1,108	829,929	520,419	(7,383)	(28,851)	1,315,222

					Accumulated
Nine months ended September 30, 2011					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders'
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2010	110,295,117	$1,103	824,164	523,089	(13,497)	(27,409)	1,307,450

Comprehensive income:
Net income	-	-	-	48,976	-	-	48,976
Change in fair value of interest rate swaps, net of tax of $1,647	-	-	-	-	(3,059)	-	(3,059)
Change in unrealized gain on securities, net of tax of $(5,571)	-	-	-	-	10,347	-	10,347
Other-than-temporary impairment on securities recorded in other comprehensive income, net of tax of $24	-	-	-	-	(46)	-	(46)
Total comprehensive income	-	-	-	48,976	7,242	-	56,218

Exercise of stock options	274,455	3	1,336	-	-	-	1,339

Stock-based compensation expense	1,273,949	13	4,521	-	-	1,151	5,685

Share repurchases	(14,267,153)	(143)	(170,589)	-	-	-	(170,732)

Dividends paid ($0.32 per share)	-	-	-	(33,183)	-	-	(33,183)

Ending balance at September 30, 2011	97,576,368	$976	659,432	538,882	(6,255)	(26,258)	1,166,777

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine months ended
	September 30,
	2011	2010
OPERATING ACTIVITIES:
Net Income	$48,976	44,785
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	23,668	26,568
Net loss on sale of assets	3,273	1,020
Net depreciation, amortization and accretion	6,857	10,783
Decrease/ (increase) in other assets	10,572	(48,607)
Increase/ (decrease)in other liabilities	2,229	(1,623)
Net amortization of premium discount on marketable securities	(241)	(714)
Noncash impairment losses on investment securities	507	707
Noncash impairment of REO	858	1,338
Origination of loans held for sale	(77,498)	(104,757)
Proceeds from sale of loans held for sale	87,871	95,523
Noncash compensation expense related to stock benefit plans	5,685	1,043
Net cash provided by operating activities	112,757	26,066

INVESTING ACTIVITIES:
Purchase of marketable securities available-for-sale	(197,752)	(123,863)
Purchase of marketable securities held-to-maturity	-	(485,995)
Proceeds from maturities and principal reductions of marketable securities available-for-sale	193,906	266,335
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	88,967	85,966
Proceeds from sale of marketable securities available-for-sale	-	56,865
Loan originations	(1,318,398)	(1,485,739)
Proceeds from loan maturities and principal reductions	1,289,071	1,170,274
Proceeds from sale of Federal Home Loan Bank stock	8,569	-
Proceeds from sale of real estate owned	6,961	6,913
Purchase of real estate owned for investment, net	(137)	(2,068)
Purchase of premises and equipment	(4,445)	(11,689)
Net cash provided by/ (used in) investing activities	66,742	(523,001)

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Nine months ended
	September 30,
	2011	2010
FINANCING ACTIVITIES:
Increase in deposits, net	$48,414	144,516
Repayments of long-term borrowings	(50,049)	(36,548)
Net (decrease)/ increase in short-term borrowings	(12,570)	15,296
Decrease in advances by borrowers for taxes and insurance	(10,788)	(9,336)
Cash dividends paid	(33,183)	(33,208)
Purchase of common stock for employee stock ownership plan	-	(17,200)
Purchase of common stock for retirement	(170,732)	-
Proceeds from stock options exercised	1,339	1,368
Net cash (used in)/ provided by financing activities	(227,569)	64,888

Net decrease in cash and cash equivalents	$(48,070)	(432,047)

Cash and cash equivalents at beginning of period	$719,111	1,107,790
Net decrease in cash and cash equivalents	(48,070)	(432,047)
Cash and cash equivalents at end of period	$671,041	675,743

Cash and cash equivalents:
Cash and due from banks	$90,493	113,477
Interest-earning deposits in other financial institutions	579,915	561,634
Federal funds sold and other short-term investments	633	632
Total cash and cash equivalents	$671,041	675,743

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $39,477 and $50,787, respectively)	$71,177	89,908
Income taxes	$16,320	15,501

Non-cash activities:
Loans transferred to real estate owned	$8,789	11,947
Sale of real estate owned financed by the Company	$266	914

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

(1)	Basis of Presentation and Informational Disclosures
Northwest Bancshares, Inc. (the “Company”)(“NWBI”), a Maryland corporation headquartered in Warren, Pennsylvania, is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  Prior to July 21, 2011 the Company was regulated by the Office of Thrift Supervision. The Company was incorporated to be the successor to Northwest Bancorp, Inc. (“NWSB”) upon the completion of the mutual-to-stock conversion of Northwest Bancorp, MHC.  As a result of the conversion, all share information for periods prior to December 31, 2009 has been revised to reflect the 2.25-to-one conversion rate.  The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”).  Northwest is regulated by the FDIC and the Pennsylvania Department of Banking.  At September 30, 2011, Northwest operated 169 community-banking offices throughout Pennsylvania, western New York, eastern Ohio and Maryland.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Settlement Agency, LLC, Northwest Consumer Discount Company, Northwest Financial Services, Inc., Northwest Advisors, Inc., Northwest Capital Group, Inc., Boetger & Associates, Inc., Allegheny Services, Inc., Great Northwest Corporation and Veracity Benefits Design.  The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required for complete annual financial statements.  In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included.  The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 updated, as required, for any new pronouncements or changes.  Certain items previously reported have been reclassified to conform to the current period’s format.  The reclassifications had no material effect on the Company’s financial condition or results of operations. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The following sections of our Summary of Significant Accounting Principals have been updated since the filing of our form 10-K and are included herein.

 Loans Receivable

Our loan portfolio segments consist of Personal Banking loans and Business Banking loans.  Personal Banking loans are further disaggregated into the following classes: residential mortgage loans, home equity loans and other consumer loans.  Business Banking loans are further disaggregated into the following classes: commercial real estate loans and commercial loans.  All classes of loans are carried at their unpaid principal balance net of any deferred origination fees or costs and the allowance for estimated loan losses. Interest income on loans is credited to income as earned. Interest earned on loans for which no payments were received during the month is accrued at month end. Accrued interest on loans more than 90 days delinquent is reversed, and such loans are placed on nonaccrual status.

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

A loan (from any class) is considered to be a troubled debt restructured loan (“TDR”) when the restructuring constitutes a concession and the borrower is experiencing financial difficulties. TDRs may include certain modifications of terms of loans, receipts of assets from borrowers in partial or full satisfaction of loans, or a combination thereof. TDRs are included in non-performing loans until returned to performing status through the fulfilling of contractual terms for a reasonable period of time (generally six months). TDRs are determined on the contractual terms as specified by the original loan agreement or the most recent modification.

For all classes of loans, delinquency is measured based on number of days since payment due date.  For all classes of loans, past due status is measured using the loan’s contractual maturity date.

We have identified certain residential mortgage loans, which will be sold prior to maturity, as loans held for sale. These loans are recorded at the lower of amortized cost or fair value less estimated cost to sell and at September 30, 2011 and December 31, 2010 and were $926,000 and $11.4 million, respectively.

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

When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or fair value of the collateral, less cost to sell, if the loan is collateral dependent. Business Banking loans greater than or equal to $1.0 million are evaluated individually for impairment. Smaller balance, homogeneous loans (e.g., primarily consumer and residential mortgages) are evaluated collectively for impairment. Impairment losses are included in the allowance for loan losses. Impaired loans are charged-off or charged down when we believe that the ultimate collectability of a loan is not likely or the collateral value no longer supports the carrying value of the loan.

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

The first element, impaired loans, is based on individual analysis of all nonperforming loans greater than or equal to $1.0 million. The allowance is measured by the difference between the recorded value of impaired loans and their impaired value. Impaired value is either the present value of the expected future cash flows from the borrower, the market value of the loan, or the fair value of the collateral, less cost to sell.

The second element is a rolling three-year average of actual losses incurred, adjusted for a loss realization period (the period of time from the event of loss to loss realization), applied to homogenous pools of loans categorized by similar risk characteristics.

The third element augments the historical loss factors for changes in economic conditions, lending policies and procedures, the nature and volume of the loan portfolio, management, delinquency trends, loan administration, underlying collateral values and concentrations of credit.

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

The third element augments the historical loss factors for changes in economic conditions, lending policies and procedures, the nature and volume of the loan portfolio, management, delinquency trends, loan administration, underlying collateral values and concentrations of credit.

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

Stock-Based Compensation
On April 20, 2011, we awarded a director 30,000 stock options with an exercise price of $12.17 and grant date fair value of $1.96 per stock option and 12,000 Recognition and Retention Plan (“RRP”) shares with a grant date fair value of $12.33 per share.  On May 18, 2011, we awarded employees 2,331,898 stock options and directors 270,000 stock options with an exercise price of $12.32 and grant date fair value of $2.21 per stock option.  On May 18, 2011, we awarded employees 1,165,949 RRP shares and directors 108,000 RRP shares with a grant date fair value of $12.34 per share. Awarded stock options and RRP shares vest over a ten-year period with the first vesting occurring on the grant date.  Stock-based compensation expense of $1.0 million and $15,000 for the three months ended September 30, 2011 and 2010, respectively, and $5.7 million and $1.0 million for the nine months ended September 30, 2011 and 2010, respectively, was recognized in compensation expense relating to our stock benefit plans.  Included in compensation expense was $1.6 million from our RRP which vested May 18, 2011.  At September 30, 2011 there was compensation expense of $6.1 million to be recognized for awarded but unvested stock options and $13.6 million for unvested RRP shares.

Income Taxes- Uncertain Tax Positions
Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of September 30, 2011 the Company had no liability for unrecognized tax benefits.

 We recognize interest accrued related to: (1) unrecognized tax benefits in federal and state income taxes and (2) refund claims in other operating income.  We recognize penalties (if any) in federal and state income taxes.  There is no amount accrued for the payment of interest or penalties at September 30, 2011.  We are subject to audit by the Internal Revenue Service for the tax periods ended December 31, 2010, 2009 and 2008 and subject to audit by any state in which we conduct business for the tax periods ended December 31, 2010, 2009 and 2008.

Recently Issued Accounting Standards to be Adopted in Future Periods
In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-02, “Receivable (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”   This guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring.  Additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulty.  Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. This guidance is effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The adoption of the provisions of this standard did not have a material impact on our Consolidated Financial Statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This guidance eliminates the concepts of in-use and in-exchange when measuring fair value of all financial instruments. The fair value of a financial asset should be measured on a standalone basis and cannot be measured as part of a group. The ASU requires several new disclosures including the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy and additional disclosures regarding Level 3 assets. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, and should be applied prospectively.  The adoption of the provisions of this standard is not expected to have a material impact on our Consolidated Financial Statements.

In June 2011, FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. This guidance requires all non-owner changes in stockholders' equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This guidance should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.”  This guidance allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of the reporting unit.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The adoption of the provisions of this standard is not expected to have a material impact on our Consolidated Financial Statements.

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

As of or for the three months ended:
	Community	Consumer
September 30, 2011 ($ in 000's)	Banking	Finance	All Other *	Consolidated
External interest income	$84,267	5,479	285	90,031
Intersegment interest income	770	-	(770)	-
Interest expense	21,672	770	577	23,019
Provision for loan losses	7,300	757	-	8,057
Noninterest income	13,693	804	13	14,510
Noninterest expense	46,794	3,016	113	49,923
Income tax expense (benefit)	6,521	721	(420)	6,822
Net income	16,443	1,019	(742)	16,720
Total assets	$7,838,335	115,084	35,924	7,989,343

	Community	Consumer
September 30, 2010 ($ in 000's)	Banking	Finance	All Other *	Consolidated
External interest income	$88,788	5,214	7	94,009
Intersegment interest income	805	-	(805)	-
Interest expense	26,341	805	213	27,359
Provision for loan losses	8,750	1,121	-	9,871
Noninterest income	13,197	617	14	13,828
Noninterest expense	45,988	3,017	43	49,048
Income tax expense (benefit)	6,065	368	(365)	6,068
Net income	15,646	520	(675)	15,491
Total assets	$7,999,251	115,153	28,381	8,142,785

* Eliminations consist of intercompany loans, interest income and interest expense.

As of or for the nine months ended:
	Community	Consumer
September 30, 2011 ($ in 000's)	Banking	Finance	All Other *	Consolidated
External interest income	$254,403	16,111	750	271,264
Intersegment interest income	2,306	-	(2,306)	-
Interest expense	66,875	2,306	1,352	70,533
Provision for loan losses	21,450	2,218	-	23,668
Noninterest income	42,230	1,829	39	44,098
Noninterest expense	142,227	9,058	506	151,791
Income tax expense (benefit)	19,782	1,809	(1,197)	20,394
Net income	48,605	2,549	(2,178)	48,976
Total assets	$7,838,335	115,084	35,924	7,989,343

	Community	Consumer
September 30, 2010 ($ in 000's)	Banking	Finance	All Other *	Consolidated
External interest income	$261,936	15,600	15	277,551
Intersegment interest income	2,419	-	(2,419)	-
Interest expense	84,608	2,419	113	87,140
Provision for loan losses	23,750	2,818	-	26,568
Noninterest income	43,632	1,558	40	45,230
Noninterest expense	136,458	9,087	264	145,809
Income tax expense (benefit)	18,262	1,177	(960)	18,479
Net income	44,909	1,657	(1,781)	44,785
Total assets	$7,999,251	115,153	28,381	8,142,785

* Eliminations consist of intercompany loans, interest income and interest expense.

(3)	Investment securities and impairment of investment securities
The following table shows the portfolio of investment securities available-for-sale as of September 30, 2011 (in thousands):
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$61	-	(1)	60

Debt issued by government sponsored enterprises:
Due in one year or less	1,997	19	-	2,016
Due in one year - five years	54,298	271	-	54,569
Due in five years - ten years	29,898	654	(44)	30,508
Due after ten years	9,953	-	(34)	9,919

Equity securities	9,200	667	(325)	9,542

Municipal securities:
Due in one year or less	460	1	-	461
Due in one year - five years	8,049	281	-	8,330
Due in five years - ten years	30,712	1,303	-	32,015
Due after ten years	143,519	4,015	(321)	147,213

Corporate debt issues:
Due in one year or less	500	-	-	500
Due after ten years	25,362	349	(4,845)	20,866

Residential mortgage-backed securities:
Fixed rate pass-through	108,335	8,514	-	116,849
Variable rate pass-through	141,591	6,995	(4)	148,582
Fixed rate non-agency CMOs	10,544	191	(907)	9,828
Fixed rate agency CMOs	125,821	3,292	-	129,113
Variable rate non-agency CMOs	1,389	-	(109)	1,280
Variable rate agency CMOs	248,100	1,964	(172)	249,892
Total residential mortgage-backed securities	635,780	20,956	(1,192)	655,544
Total marketable securities available-for-sale	$949,789	28,516	(6,762)	971,543

The following table shows the portfolio of investment securities available-for-sale as of December 31, 2010 (in thousands):
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$67	-	-	67

Debt issued by government sponsored enterprises:
Due in one year - five years	1,989	93	-	2,082
Due in five years - ten years	6,495	347	-	6,842
Due after ten years	9,948	-	(53)	9,895

Equity securities	641	86	(1)	726

Municipal securities:
Due in one year - five years	3,382	125	-	3,507
Due in five years - ten years	37,898	1,023	-	38,921
Due after ten years	173,255	1,158	(8,548)	165,865

Corporate debt issues:
Due in one year or less	100	-	-	100
Due in one year - five years	500	-	-	500
Due after ten years	25,417	196	(7,353)	18,260

Residential mortgage-backed securities:
Fixed rate pass-through	111,581	7,153	(12)	118,722
Variable rate pass-through	167,685	7,260	(8)	174,937
Fixed rate non-agency CMOs	13,825	91	(843)	13,073
Fixed rate CMOs	112,483	1,067	(759)	112,791
Variable rate non-agency CMOs	3,274	-	(379)	2,895
Variable rate CMOs	277,031	4,525	(276)	281,280
Total residential mortgage-backed securities	685,879	20,096	(2,277)	703,698
Total marketable securities available-for-sale	$945,571	23,124	(18,232)	950,463

The following table shows the portfolio of investment securities held-to-maturity as of September 30, 2011 (in thousands):
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Municipal securities:
Due in five - ten years	$2,084	66	-	2,150
Due after ten years	74,604	1,855	-	76,459

Residential mortgage-backed securities:
Fixed rate pass-through	26,421	1,153	-	27,574
Variable rate pass-through	9,356	66	-	9,422
Fixed rate agency CMOs	139,390	2,860	-	142,250
Variable rate agency CMOs	16,662	286	-	16,948
Total residential mortgage-backed securities	191,829	4,365	-	196,194
Total marketable securities held-to-maturity	$268,517	6,286	-	274,803

The following table shows the portfolio of investment securities held-to-maturity as of December 31, 2010 (in thousands):
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by government sponsored enterprises:
Due in one year - five years	26,500	36	-	26,536

Municipal securities:
Due after ten years	80,020	7	(3,940)	76,087

Residential mortgage-backed securities:
Fixed rate pass-through	29,820	410	(4)	30,226
Variable rate pass-through	9,853	79	-	9,932
Fixed rate agency CMOs	186,948	924	(1,701)	186,171
Variable rate agency CMOs	24,781	393	-	25,174
Total residential mortgage-backed securities	251,402	1,806	(1,705)	251,503
Total marketable securities held-to-maturity	$357,922	1,849	(5,645)	354,126

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

The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2011 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$24,583	(45)	9,951	(34)	34,534	(79)
Municipal securities	1,155	(26)	3,001	(295)	4,156	(321)
Corporate issues	2,570	(185)	15,170	(4,660)	17,740	(4,845)
Equity securities	4,006	(324)	18	(1)	4,024	(325)
Residential mortgage- backed securities - non-agency	787	(2)	5,523	(1,014)	6,310	(1,016)
Residential mortgage- backed securities - agency	84,585	(107)	21,590	(69)	106,175	(176)

Total temporarily impaired securities	$117,686	(689)	55,253	(6,073)	172,939	(6,762)

The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2010 (in thousands):

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

Corporate issues
As of September 30, 2011, the Company had seven investments with a total book value of $19.8 million and total fair value of $15.2 million, where the book value exceeded the fair value for more than 12 months.  These investments were two single issuer trust preferred investments and five pooled trust preferred investments.  The single issuer trust preferred investments were evaluated for other-than-temporary impairment by determining the strength of the underlying issuer.  In each case, the underlying issuer was “well-capitalized” for regulatory purposes.  None of the issuers have deferred or announced the intention to defer interest payments.  We believe the decline in fair value is related to the spread over three month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR is significantly lower than current market spreads.  We concluded the impairment of these two investments was considered temporary.  The pooled trust preferred investments were evaluated for other-than-temporary impairment by considering the duration and severity of the losses, actual cash flows, projected cash flows, performing collateral, the class of investment we owned and the amount of additional defaults the structure could withstand prior to the investment experiencing a disruption in cash flows.  None of these investments are projecting a cash flow disruption nor have any experienced a cash flow disruption.  After evaluation, the impairment in the five investments was considered temporary.

The following table provides class, book value, fair value and ratings information for our portfolio of corporate securities that have an unrealized loss as of September 30, 2011 (in thousands):

		Total
		Book	Fair	Unrealized	Moody's/ Fitch
Description	Class	Value	Value	Losses	Ratings
Bank Boston Capital Trust (1)	N/A	$988	599	(389)	Ba1/ BBB
Huntington Capital Trust	N/A	1,424	1,133	(291)	Ba1/ BBB-
Commercebank Capital Trust	N/A	886	880	(6)	Not rated/ Not rated
North Fork Capital Trust	N/A	1,007	990	(17)	Baa3/ BBB
Ocean Shore Capital Trust	N/A	862	700	(162)	Not rated/ Not rated
MM Community Funding II	Mezzanine	329	137	(192)	Baa2/ BB
I-PreTSL I	Mezzanine	1,500	595	(905)	Not rated/ CCC
I-PreTSL II	Mezzanine	1,500	587	(913)	Not rated/ B
PreTSL XIX	Senior A-1	8,674	7,250	(1,424)	Baa2/ BBB
PreTSL XX	Senior A-1	5,415	4,869	(546)	Ba2/ BB
		$22,585	17,740	(4,845)

(1) – Bank Boston was acquired by Bank of America.
(2) –  North Fork was acquired by Capital One.

The following table provides collateral information on the entire pool for trust preferred securities included in the previous table as of September 30, 2011 (in thousands):

				Additional
				Immediate
				defaults before
		Current		causing an
	Total	deferrals	Performing	interest
Description *	Collateral	and defaults	Collateral	shortfall
I-PreTSL I	$193,500	32,500	161,000	89,942
I-PreTSL II	358,500	17,500	341,000	146,545
PreTSL XIX	699,681	192,400	507,281	176,500
PreTSL XX	576,238	188,500	387,738	103,500

* - Similar information for the MM Community Funding II is not available.

Mortgage-backed securities
Mortgage-backed securities include agency (FNMA, FHLMC, SBA and GNMA) mortgage-backed securities and non-agency collateralized mortgage obligations (“CMOs”).  We review our portfolio of agency mortgage-backed securities quarterly for impairment.  As of September 30, 2011, we believe that the impairment within our portfolio of agency mortgage-backed securities is temporary.  As of September 30, 2011, we had ten non-agency CMOs with a total book value of $11.9 million and a total fair value of $11.1 million.

The following table shows issuer specific information, book value, fair value, unrealized gain or loss and other-than-temporary impairment recorded in earnings for the portfolio of non-agency CMOs as of September 30, 2011 (in thousands):
				Impairment	Total
	Total			recorded in	impairment
	Book	Fair	Unrealized	current quarter	recorded in
Description	Value	Value	Gain/ (loss)	earnings	earnings
AMAC 2003-6 2A2	$430	441	11	-	-
AMAC 2003-6 2A8	889	915	26	-	-
AMAC 2003-7 A3	518	528	10	-	-
BOAMS 2005-11 1A8	2,198	2,330	132	-	(146)
CWALT 2005-J14 A3	5,148	4,243	(905)	-	(411)
CFSB 2003-17 2A2	789	787	(2)	-	-
WAMU 2003-S2 A4	572	584	12	-	-
CMLTI 2005-10 1A5B	256	226	(30)	-	(3,366)
SARM 2005-21 4A2	145	136	(9)	-	(3,193)
WFMBS 2003-B A2	988	918	(70)	-	-
	$11,933	11,108	(825)	-	(7,116)

Municipal Securities

As of September 30, 2011, we had five investments in municipal securities with a total book value of $3.3 million and a total fair value of $3.0 million, where book value exceeded fair value for more than 12 months.  We review our portfolio of municipal securities quarterly for impairment. We initially evaluate investments in municipal securities for other-than-temporary impairment by comparing the fair value, provided to us by a third party pricing source using quoted prices for similar assets that are actively traded, to the carrying value.  When an investment’s fair value is below 80% of the carrying value we then compare the stated interest rate to current market interest rates to determine if the decline in fair value is attributable to interest rates.  If the stated interest rate approximates current interest rates for similar securities, we determine if the investment is rated and if so, if the rating has changed in the current period.  If the rating has not changed during the current period, we review publicly available information to determine if there has been any negative change in the underlying municipality.  As of September 30, 2011, we have determined that all of the impairment in our municipal securities portfolio is noncredit related and therefore temporary. The five investments in municipal securities discussed above represent three Pennsylvania municipalities.

The following table provides information for our portfolio of municipal securities that have an unrealized loss as of September 30, 2011 (in thousands):
		Total
		Book	Fair	Unrealized
Description	State	Value	Value	Losses	Rating
East Bradywine Township General Obligation	PA	$1,181	1,155	(26)	Not rated
Cambridge Area JT Revenue	PA	595	538	(57)	Not rated
West Reading General Obligation	PA	424	399	(25)	BBB
West Reading General Obligation	PA	492	457	(35)	BBB
Kutztown General Obligation	PA	799	747	(52)	BBB
West Reading General Obligation	PA	986	860	(126)	BBB
		$4,477	4,156	(321)

Credit related other-than-temporary impairment on debt securities is recognized in earnings. Noncredit related other-than-temporary impairment on debt securities, not expected to be sold, is recognized in other comprehensive income.

The table below shows a cumulative roll forward of credit losses recognized in earnings for all debt securities held and not intended to be sold for the three months ended (in thousands):
	September 30,
	2011	2010
Beginning balance as of July 1 (a)	$15,952	14,313
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	-	-
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	-	392
Ending balance as of September 30	$15,952	14,705
(a) – The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods

The table below shows a cumulative roll forward of credit losses recognized in earnings for all debt securities held and not intended to be sold for the nine months ended (in thousands):
	September 30,
	2011	2010
Beginning balance as of Janaury 1 (a)	$15,445	13,998
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	-	-
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	507	707
Ending balance as of September 30	$15,952	14,705
 (a) – The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(4)	Loans receivable
We have defined our portfolio segments as Personal Banking loans and Business Banking loans.  Classes of Personal Banking loans are residential mortgage loans, home equity loans and other consumer loans.  Classes of Business Banking loans are commercial real estate loans and commercial loans. The following table shows a summary of our loans receivable as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30,	December 31,
	2011	2010
Personal Banking:
Residential mortgage loans	$2,374,037	2,432,421
Home equity loans	1,094,609	1,095,953
Other consumer loans	246,188	255,776
Total Personal banking	3,714,834	3,784,150

Business Banking:
Commercial real estate	1,465,864	1,423,021
Commercial loans	427,436	463,006
Total Business Banking	1,893,300	1,886,027
Total loans receivable, gross	5,608,134	5,670,177

Deferred loan fees	(6,078)	(7,165)
Allowance for loan losses	(73,208)	(76,412)
Undisbursed loan proceeds (real estate loans)	(83,748)	(129,007)
Total loans receivable, net	$5,445,100	5,457,593

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the three months ended September 30, 2011 (in thousands):

	Balance June 30, 2011	Current period provision	Charge-offs	Recoveries	Balance September 30, 2011
Personal Banking:
Residental mortgage loans	$8,463	707	(634)	75	8,611
Home equity loans	7,699	1,465	(588)	20	8,596
Other consumer loans	5,144	1,299	(1,307)	277	5,413
Total Personal Banking	21,306	3,471	(2,529)	372	22,620

Business Banking:
Commercial real estate loans	31,690	3,188	(3,675)	190	31,393
Commercial loans	17,963	1,620	(4,791)	129	14,921
Total Business Banking	49,653	4,808	(8,466)	319	46,314

Unallocated	4,496	(222)	-	-	4,274

Total	$75,455	8,057	(10,995)	691	73,208

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the three months ended September 30, 2010 (in thousands):

	Balance June 30, 2010	Current period provision	Charge-offs	Recoveries	Balance September 30, 2010
Personal Banking:
Residental mortgage loans	$6,500	1,181	(672)	170	7,179
Home equity loans	5,834	2,282	(1,237)	15	6,894
Other consumer loans	5,887	1,287	(1,813)	275	5,636
Total Personal Banking	18,221	4,750	(3,722)	460	19,709

Business Banking:
Commercial real estate loans	34,939	4,388	(3,488)	18	35,857
Commercial loans	17,556	546	(1,323)	12	16,791
Total Business Banking	52,495	4,934	(4,811)	30	52,648

Unallocated	4,701	187	-	-	4,888

Total	$75,417	9,871	(8,533)	490	77,245

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2011 (in thousands):

	Balance December 31, 2010	Current period provision	Charge-offs	Recoveries	Balance September 30, 2011
Personal Banking:
Residental mortgage loans	$6,854	4,190	(2,668)	235	8,611
Home equity loans	7,675	4,586	(3,736)	71	8,596
Other consumer loans	5,810	2,437	(3,816)	982	5,413
Total Personal Banking	20,339	11,213	(10,220)	1,288	22,620

Business Banking:
Commercial real estate loans	35,832	3,092	(8,220)	689	31,393
Commercial loans	15,770	9,560	(10,706)	297	14,921
Total Business Banking	51,602	12,652	(18,926)	986	46,314

Unallocated	4,471	(197)	-	-	4,274

Total	$76,412	23,668	(29,146)	2,274	73,208

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2010 (in thousands):

	Balance December 31, 2009	Current period provision	Charge-offs	Recoveries	Balance September 30, 2010
Personal Banking:
Residental mortgage loans	$9,349	(498)	(1,947)	275	7,179
Home equity loans	6,293	3,504	(2,958)	55	6,894
Other consumer loans	6,554	2,895	(4,747)	934	5,636
Total Personal Banking	22,196	5,901	(9,652)	1,264	19,709

Business Banking:
Commercial real estate loans	23,942	18,410	(6,623)	128	35,857
Commercial loans	20,073	1,561	(4,940)	97	16,791
Total Business Banking	44,015	19,971	(11,563)	225	52,648

Unallocated	4,192	696	-	-	4,888

Total	$70,403	26,568	(21,215)	1,489	77,245

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable as of September 30, 2011 (in thousands):

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual	Recorded investment in loans past due 90 days or more and still accruing	TDR's
Personal Banking:
Residental mortgage loans	$2,350,122	8,611	31,705	-	806
Home equity loans	1,094,609	8,596	9,340	-	-
Other consumer loans	246,188	5,413	2,117	-	-
Total Personal Banking	3,690,919	22,620	43,162	-	806

Business Banking:
Commercial real estate loans	1,420,504	31,393	75,300	-	28,251
Commercial loans	406,885	14,921	42,913	-	35,036
Total Business Banking	1,827,389	46,314	118,213	-	63,287

Total	$5,518,308	68,934	161,375	-	64,093

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable as of December 31, 2010 (in thousands):

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual	Recorded investment in loans past due 90 days or more and still accruing	TDR's
Personal Banking:
Residental mortgage loans	$2,398,304	6,854	29,751	-	-
Home equity loans	1,095,953	7,675	10,263	-	-
Other consumer loans	255,776	5,810	2,565	-	-
Total Personal Banking	3,750,033	20,339	42,579	-	-

Business Banking:
Commercial real estate loans	1,350,319	35,832	67,305	1,067	24,966
Commercial loans	433,653	15,770	38,507	-	27,639
Total Business Banking	1,783,972	51,602	105,812	1,067	52,605

Total	$5,534,005	71,941	148,391	1,067	52,605

Our loan portfolios include certain loans that have been modified in a troubled debt restructuring (TDR), where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include: extending the note’s maturity date, permitting interest only payments, reducing the interest rate to a rate lower than current market rates for new debt with similar risk, reducing the principal payment, principal forbearance or other actions.  These concessions are applicable to all loan segments and classes. Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, the loan’s observable market price or use the current fair value of the collateral, less selling costs, for collateral dependent loans.  If we determine that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.  In periods subsequent to modification, we evaluate all TDRs, including those that have payment defaults, for possible impairment. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, we evaluate the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, partial charge-offs may be taken to further write-down the carrying value of the loan, or the loan may be charged-off completely.

The following table provides information related to troubled debt restructurings by portfolio segment and by class of financing receivable for the periods indicated (in thousands):

	For the three months ended September 30, 2011				For the nine months ended September 30, 2011
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	1	$445	445	127	2	$894	806	244
Home equity loans	-	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-	-
Total Personal Banking	1	445	445	127	2	894	806	244

Business Banking:
Commercial real estate loans	4	10,168	10,126	1,013	12	13,424	13,030	1,303
Commercial loans	2	2,382	2,382	211	19	13,214	12,034	690
Total Business Banking	6	12,550	12,508	1,224	31	26,638	25,064	1,993

Total	7	$12,995	12,953	1,351	33	$27,532	25,870	2,237

Troubled debt restructurings that subsequently defaulted:
Personal Banking:
Residential mortgage loans	-	$-	-	-	-	$-	-	-
Home equity loans	-	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-	-
Total Personal Banking	-	-	-	-	-	-	-	-

Business Banking:
Commercial real estate loans	1	289	-	-	1	289	-	-
Commercial loans	-	-	-	-	-	-	-	-
Total Business Banking	1	289	-	-	1	289	-	-

Total	1	$289	-	-	1	$289	-	-
The commercial real estate loan TDR that subsequently defaulted was fully charged-off in July, 2011.

The following table provides information related to troubled debt restructurings by portfolio segment and by class of financing for the periods indicated (in thousands):

	For the three months ended September 30, 2010				For the nine months ended September 30, 2010
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	-	$-	-	-	-	$-	-	-
Home equity loans	-	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-	-
Total Personal Banking	-	-	-	-	-	-	-	-

Business Banking:
Commercial real estate loans	4	1,581	1,245	301	9	3,302	2,945	558
Commercial loans	3	2,955	2,955	80	4	13,086	13,086	1,133
Total Business Banking	7	4,536	4,200	381	13	16,388	16,031	1,691

Total	7	$4,536	4,200	381	13	$16,388	16,031	1,691
No TDR’s had defaulted as of September 2010.

The following table provides information related to impaired loans by portfolio segment and by class of financing receivable as of and for the nine months ended September 30, 2011 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residental mortgage loans	$2,350,122	-	-	-	-	30,292	-
Home equity loans	1,094,609	-	-	-	-	9,639	-
Other consumer loans	246,188	-	-	-	-	2,345	-
Total Personal Banking	3,690,919	-	-	-	-	42,276	-

Business Banking:
Commercial real estate loans (1)	1,380,808	39,696	17,552	3,400	22,144	75,324	242
Commercial loans (2)	380,346	26,539	15,590	3,445	10,949	41,969	512
Total Business Banking (3)	1,761,154	66,235	33,142	6,845	33,093	117,293	754

Total (4)	$5,452,073	66,235	33,142	6,845	33,093	159,569	754

Certain loans that were previously included in loans individually evaluated for impairment were actually loans that we evaluate collectively for impairment as they fall below our threshold for individually evaluating loans for impairment. We corrected prior period comparative amounts to conform with the current period presentation as indicated below (in thousands).
(1) Commercial real estate loans collectively evaluated for impairment, individually evaluated for impairment, individually evaluated for impairment for which there is a related impairment reserve and the related impairment are revised to $1,309,247; $59,375; $31,356; and $6,502, respectively, as of March 31, 2011 and $1,331,805; $43,285; $20,620; and $4,268, respectively as of June 30, 2011.
(2) Commercial loans collectively evaluated for impairment, individually evaluated for impairment, individually evaluated for impairment for which there is a related impairment reserve and the related impairment are revised to $396,443; $32,397; $26,008; and $9,361, respectively, as of March 31, 2011 and $397,674; $34,992; $21,668; and $9,406, respectively as of June 30, 2011.
(3) Total Business Banking loans collectively evaluated for impairment, individually evaluated for impairment, individually evaluated for impairment for which there is a related impairment reserve and the related impairment are revised to $1,705,690; $91,772; $57,364; and $15,863, respectively, as of March 31, 2011 and $1,729,479; $78,277; $42,288; and $13,673, respectively as of June 30, 2011.
(4) Total loans collectively evaluated for impairment, individually evaluated for impairment, individually evaluated for impairment for which there is a related impairment reserve and the related impairment are revised to $5,394,796; $91,772; $57,364; and $15,863, respectively, as of March 31, 2011 and $5,410,901; $78,277; $42,288; and $13,673, respectively as of June 30, 2011.

The following table provides information related to impaired loans by portfolio segment and by class of financing receivable as of and for the year ended December 31, 2010 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residental mortgage loans	$2,398,304	-	-	-	-	27,544	-
Home equity loans	1,095,953	-	-	-	-	8,333	-
Other consumer loans	255,776	-	-	-	-	4,543	-
Total Personal Banking	3,750,033	-	-	-	-	40,420	-

Business Banking:
Commercial real estate loans	1,286,398	63,921	37,336	9,186	26,585	60,923	171
Commercial loans	403,924	29,729	23,468	6,944	6,261	35,452	629
Total Business Banking	1,690,322	93,650	60,804	16,130	32,846	96,375	800

Total	$5,440,355	93,650	60,804	16,130	32,846	136,795	800

The following table provides information related to loan delinquencies as of September 30, 2011 (in thousands):

	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or Greater Delinquent	Total Delinquency	Current	Total Loans	Recorded investment > 90 days past due and still accruing
Personal Banking:
Residential mortgage loans	$3,724	7,430	31,705	42,859	2,307,263	2,350,122	-
Home equity loans	7,125	1,547	9,340	18,012	1,076,597	1,094,609	-
Other consumer loans	4,189	1,337	2,117	7,643	238,545	246,188	-
Total Personal Banking	15,038	10,314	43,162	68,514	3,622,405	3,690,919	-

Business Banking:
Commercial real estate loans	10,489	2,471	50,395	63,355	1,357,149	1,420,504	-
Commercial loans	2,690	4,466	18,670	25,826	381,059	406,885	-
Total Business Banking	13,179	6,937	69,065	89,181	1,738,208	1,827,389	-

Total	$28,217	17,251	112,227	157,695	5,360,613	5,518,308	-

The following table provides information related to loan delinquencies as of December 31, 2010 (in thousands):

	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or Greater Delinquent	Total Delinquency	Current	Total Loans	Recorded investment > 90 days past due and still accruing
Personal Banking:
Residential mortgage loans	$35,329	9,848	29,751	74,928	2,323,376	2,398,304	-
Home equity loans	7,317	3,249	10,263	20,829	1,075,124	1,095,953	-
Other consumer loans	5,318	1,331	2,565	9,214	246,562	255,776	-
Total Personal Banking	47,964	14,428	42,579	104,971	3,645,062	3,750,033	-

Business Banking:
Commercial real estate loans	16,287	14,365	44,965	75,617	1,274,702	1,350,319	1,067
Commercial loans	6,590	1,678	12,877	21,145	412,508	433,653	-
Total Business Banking	22,877	16,043	57,842	96,762	1,687,210	1,783,972	1,067

Total	$70,841	30,471	100,421	201,733	5,332,272	5,534,005	1,067

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

The following table sets forth information about credit quality indicators, which were updated during the quarter ended September 30, 2011 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Personal Banking:
Residential mortgage loans	$2,323,362	-	25,581	-	1,179	2,350,122
Home equity loans	1,085,053	-	9,556	-	-	1,094,609
Other consumer loans	245,053	-	1,135	-	-	246,188
Total Personal Banking	3,653,468	-	36,272	-	1,179	3,690,919

Business Banking:
Commercial real estate loans	1,197,956	64,708	154,286	3,554	-	1,420,504
Commercial loans	306,358	35,717	60,529	4,281	-	406,885
Total Business Banking	1,504,314	100,425	214,815	7,835	-	1,827,389

Total	$5,157,782	100,425	251,087	7,835	1,179	5,518,308

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2010 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Personal Banking:
Residential mortgage loans	$2,368,776	-	28,763	56	709	2,398,304
Home equity loans	1,084,605	-	11,348	-	-	1,095,953
Other consumer loans	254,072	-	1,704	-	-	255,776
Total Personal Banking	3,707,453	-	41,815	56	709	3,750,033

Business Banking:
Commercial real estate loans	1,112,955	70,638	163,050	3,346	330	1,350,319
Commercial loans	349,232	25,710	58,266	436	9	433,653
Total Business Banking	1,462,187	96,348	221,316	3,782	339	1,783,972

Total	$5,169,640	96,348	263,131	3,838	1,048	5,534,005

(5)	Goodwill and Other Intangible Assets
The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	September 30,	December 31,
	2011	2010
Amortizable intangible assets:
Core deposit intangibles – gross	$30,578	30,578
Acquisitions	-	-
Less: accumulated amortization	(29,317)	(28,301)
Core deposit intangibles – net	1,261	2,277
Customer and Contract intangible assets – gross	3,779	1,731
Acquisitions - Veracity Benefits Design, Inc.	-	2,048
Less: accumulated amortization	(2,543)	(2,114)
Customer and Contract intangible assets – net	$1,236	1,665

The following table shows the actual aggregate amortization expense for the three and nine months ended September 30, 2011 and the three and nine months ended September 30, 2010, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the three months ended September 30, 2011	$475
For the three months ended September 30, 2010	725
For the nine months ended September 30, 2011	1,445
For the nine months ended September 30, 2010	2,266
For the year ending December 31, 2011	1,730
For the year ending December 31, 2012	1,019
For the year ending December 31, 2013	647
For the year ending December 31, 2014	296
For the year ending December 31, 2015	140
For the year ending December 31, 2016	110

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2009	$170,050	1,313	171,363
Goodwill acquired	219	300	519
Impairment losses	-	-	-
Balance at December 31, 2010	170,269	1,613	171,882
Goodwill acquired	-	-	-
Impairment losses	-	-	-
Balance at September 30, 2011	$170,269	1,613	171,882

We performed our annual goodwill impairment test as of June 30, 2011 and concluded that goodwill was not impaired. There were no changes in our operations that would cause us to update the goodwill impairment test performed as of June 30, 2011.

(6)	Guarantees
We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures.  Collateral may be obtained based on management’s credit assessment of the customer.  At September 30, 2011, the maximum potential amount of future payments we could be required to make under these standby letters of credit was $64.4 million, of which $63.3 million is fully collateralized.  At September 30, 2011, the Company had a liability, which represents deferred income, of $943,000 related to the standby letters of credit.  There are no recourse provisions that would enable us to recover any amounts from third parties.

(7)	Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options to purchase 2,636,398 shares of common stock with a weighted average exercise price of $12.32 per share were outstanding during the three months and nine months ended September 30, 2011 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares.  Stock options to purchase 942,409 shares of common stock with a weighted average exercise price of $11.50 per share were outstanding during the three months and nine months ended September 30, 2010 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Reported net income	$16,720	15,491	48,976	44,785

Weighted average common shares outstanding	96,918,016	108,340,566	101,866,461	108,299,515
Dilutive potential shares due to effect of stock options	206,312	573,503	402,466	660,070
Total weighted average common shares and dilutive potential shares	97,124,328	108,914,069	102,268,927	108,959,585

Basic earnings per share:	$0.17	0.14	0.48	0.41

Diluted earnings per share:	$0.17	0.14	0.48	0.41

(8)	Pension and Other Post-retirement Benefits (in thousands):

Components of Net Periodic Benefit Cost
	Three months ended September 30,
	Pension Benefits		Other Post-retirement Benefits
	2011	2010	2011	2010
Service cost	$1,429	1,397	-	-
Interest cost	1,363	1,333	21	24
Expected return on plan assets	(1,502)	(1,379)	-	-
Amortization of prior service cost	(40)	(40)	-	-
Amortization of the net loss	169	218	13	13
Net periodic benefit cost	$1,419	1,529	34	37

Components of Net Periodic Benefit Cost
	Nine months ended September 30,
	Pension Benefits		Other Post-retirement Benefits
	2011	2010	2011	2010
Service cost	$4,285	4,191	-	-
Interest cost	4,089	3,999	64	72
Expected return on plan assets	(4,506)	(4,137)	-	-
Amortization of prior service cost	(120)	(120)	-	-
Amortization of the net loss	507	654	39	39
Net periodic benefit cost	$4,255	4,587	103	111

We made no contribution to our pension or other post-retirement benefit plans during the nine-month period ended September 30, 2011.  Once determined, we anticipate making a tax-deductible contribution to our defined benefit pension plan for the year ending December 31, 2011.

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms. At September 30, 2011 and December 31, 2010, there was no material unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$671,041	671,041	719,111	719,111
Securities available-for-sale	971,543	971,543	950,463	950,463
Securities held-to-maturity	268,517	274,803	357,922	354,126
Loans receivable, net	5,445,100	5,770,983	5,457,593	5,837,866
Accrued interest receivable	25,745	25,745	26,216	26,216
FHLB Stock	51,511	51,511	60,080	60,080
Total financial assets	$7,433,457	7,765,626	7,571,385	7,947,862

Financial liabilities:
Savings and checking accounts	$3,481,279	3,481,279	3,306,420	3,306,420
Time deposits	2,331,471	2,360,974	2,457,916	2,504,527
Borrowed funds	828,674	850,951	891,293	903,569
Junior subordinated debentures	103,094	117,116	103,094	112,463
Cash flow hedges – swaps	14,054	14,054	9,349	9,349
Accrued interest payable	1,072	1,072	1,716	1,716
Total financial liabilities	$6,759,644	6,825,446	6,769,788	6,838,044

Fair value estimates are made at a point in time, based on relevant market data and information about the instrument. The following methods and assumptions were used in estimating the fair value of financial instruments at both September 30, 2011 and December 31, 2010.

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

The following table represents assets measured at fair value on a recurring basis as of September 30, 2011 (in thousands):
				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$9,542	-	-	9,542

Debt securities:
U.S. government and agencies	-	60	-	60
Government sponsored enterprises	-	97,012	-	97,012
States and political subdivisions	-	188,019	-	188,019
Corporate	-	11,445	9,921	21,366
Total debt securities	-	296,536	9,921	306,457

Residential mortgage-backed securities:
GNMA	-	50,504	-	50,504
FNMA	-	136,558	-	136,558
FHLMC	-	77,638	-	77,638
Non-agency	-	731	-	731
Collateralized mortgage obligations:
GNMA	-	37,237	-	37,237
FNMA	-	106,640	-	106,640
FHLMC	-	215,561	-	215,561
SBA	-	19,567	-	19,567
Non-agency	-	11,108	-	11,108
Total mortgage-backed securities	-	655,544	-	655,544

Interest rate swaps	-	(14,054)	-	(14,054)

Total assets	$9,542	938,026	9,921	957,489

The following table represents assets measured at fair value on a recurring basis as of December 31, 2010 (in thousands):
				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$726	-	-	726

Debt securities:
U.S. government and agencies	-	67	-	67
Government sponsored enterprises	-	18,819	-	18,819
States and political subdivisions	-	208,293	-	208,293
Corporate	-	9,651	9,209	18,860
Total debt securities	-	236,830	9,209	246,039

Residential mortgage-backed securities:
GNMA	-	56,266	-	56,266
FNMA	-	141,414	-	141,414
FHLMC	-	95,239	-	95,239
Non-agency	-	740	-	740
Collateralized mortgage obligations:
GNMA	-	47,143	-	47,143
FNMA	-	108,617	-	108,617
FHLMC	-	215,216	-	215,216
Non-agency	-	39,063	-	39,063
Total mortgage-backed securities	-	703,698	-	703,698

Interest rate swaps	-	(9,349)	-	(9,349)

Total assets	$726	931,179	9,209	941,114

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

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine periods ended September 30, 2011 (in thousands):
	Three months ended		Nine months ended
	September 30, 2011		September 30, 2011
	Equity	Debt	Equity	Debt
	securities	securities	securities	securities

Beginning balace	$-	9,040	-	9,209

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	-	-	-	-
Included in other comprehensive income	-	881	-	712

Purchases	-	-	-	-
Sales	-	-	-	-
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-

Ending balance	$-	9,921	-	9,921

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine-month periods ended September 30, 2010 (in thousands):
	Three months ended		Nine months ended
	September 30, 2010		September 30, 2010
	Equity	Debt	Equity	Debt
	securities	securities	securities	securities

Beginning balace	$-	9,470	-	7,385

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	-	(208)	-	(362)
Included in other comprehensive income	-	(30)	-	2,209

Purchases	-	-	-	-
Sales	-	-	-	-
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-

Ending balance	$-	9,232	-	9,232

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and real estate owned.  The following table represents the fair value measurement for nonrecurring assets as of September 30, 2011 (in thousands):
				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans measured for impairment	$-	-	26,297	26,297

Real estate owned	-	-	20,648	20,648

Total assets	$-	-	46,945	46,945

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment, real estate owned and mortgage servicing rights.  The following table represents the fair value measurement for nonrecurring assets as of December 31, 2010 (in thousands):
				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans measured for impairment	$-	-	44,674	44,674

Real estate owned	-	-	20,780	20,780

Mortgage servicing rights	-	-	1,219	1,219

Total assets	$-	-	66,673	66,673

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

Mortgage servicing rights – Mortgage servicing rights represent the value of servicing residential mortgage loans, when the mortgage loans have been sold into the secondary market and the associated loan servicing has been retained.  The value is determined through a discounted cash flow analysis, which uses forward looking interest rates, prepayment speeds and delinquency rate assumptions as inputs.  All of these assumptions require a significant degree of management judgment.  Servicing rights and the related mortgage loans are segregated into categories or homogeneous pools based upon common characteristics.  Adjustments are only made when the estimated discounted future cash flows are less than the carrying value, as determined by individual pool.  As such, mortgage servicing rights are classified as nonrecurring Level 3.

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

The following table shows changes in MSRs as of and for the three months ended September 30, 2011 (in thousands):
			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value

Balance at June 30, 2011	$4,842	-	4,842
Additions/ (reductions)	510	-	510
Amortization	(854)	-	(854)
Balance at September 30, 2011	$4,498	-	4,498

The following table shows changes in MSRs as of and for the nine months ended September 30, 2011 (in thousands):
			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value

Balance at December 31, 2010	$5,969	-	5,969
Additions/ (reductions)	1,145	-	1,145
Amortization	(2,616)	-	(2,616)
Balance at September 30, 2011	$4,498	-	4,498

The following table shows changes in MSRs as of and for the three months ended September 30, 2010 (in thousands):
			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value

Balance at June 30, 2010	$6,557	(175)	6,382
Additions/ (reductions)	625	(70)	555
Amortization	(1,121)	-	(1,121)
Balance at September 30, 2010	$6,061	(245)	5,816

The following table shows changes in MSRs as of and for the nine months ended September 30, 2010 (in thousands):
			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value

Balance at December 31, 2009	$8,570	(540)	8,030
Additions/ (reductions)	779	295	1,074
Amortization	(3,288)	-	(3,288)
Balance at September 30, 2010	$6,061	(245)	5,816

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

Northwest Bancorp Capital Trust III (Trust III) issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 5, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 30, 2035.  These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.38%.  Northwest Bancorp Statutory Trust IV (Trust IV) issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 15, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 15, 2035.  These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.38%.  The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company.  The structure of these debentures mirrors the structure of the trust-preferred securities.  Trust III holds $51,547,000 of the Company’s junior subordinated debentures and Trust IV holds $51,547,000 of the Company’s junior subordinated debentures.  These subordinated debentures are the sole assets of the Trusts.  Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts.  We have the right to defer payment of interest on the subordinated debentures at any time, or from time-to-time, for periods not exceeding five years.  If interest payments on the subordinated debentures are deferred, the distributions on the trust preferred are also deferred.  Interest on the subordinated debentures and distributions on the trust securities is cumulative.  Our obligation constitutes a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the trust under the preferred securities.

We entered into four interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV.  The first two swaps modify the re-pricing characteristics of Trust III, wherein (i) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.20% to the same counterparty calculated on a notional amount of $25.0 million and (ii) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The original terms of these two swaps are five years and ten years, respectively, which expire September 2013 and September 2018, respectively.  The second two swaps modify the re-pricing characteristics of Trust IV, wherein (i) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and (ii) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The original terms of these two swaps are seven years and ten years, respectively, which expire September 2015 and September 2018, respectively.  The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contracts is not significant.  At September 30, 2011, $14.1 million was pledged as collateral to the counterparty.

At September 30, 2011, the fair value of the swap agreements was $(14.1) million and was the amount we would have expected to pay if the contracts were terminated.  There was no material hedge ineffectiveness for these swaps.

The following table shows liability derivatives, included in other liabilities, as of September 30, 2011 and December 31, 2010 (in thousands):
	September 30,	December 31,
	2011	2010
Fair value	$14,054	9,349
Notional amount	$100,000	100,000
Collateral posted	$14,054	9,349

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

Important factors that might cause such a difference include, but are not limited to:
•	Changes in interest rates which could impact our net interest margin;
•	Adverse changes in our loan portfolio or investment securities portfolio and the resulting credit related losses and/ or market value adjustments;
•	The impact of the uncertain economic conditions on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;
•	The impact of changing from the Office of Thrift Supervision to the Federal Reserve System as the holding company regulator;
•	Possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
•	Our ability to continue to increase and manage our commercial and residential real estate, multifamily and commercial and industrial loans;
•	The adequacy of the allowance for loan losses;
•	Changes in the financial performance and/ or condition of the Company’s borrowers;
•	Changes in general economic or business conditions resulting in changes in demand for credit and other services, among other things;
•	Changes in consumer confidence, spending and savings habits relative to the bank and non-bank financial services we provide;
•	Compliance with laws and regulatory requirements of federal and state agencies;
•	New legislation affecting the financial services industry;
•	The impact of the current governmental efforts to restructure the U.S. financial and regulatory system;
•	The level of future deposit premium assessments;
•	Competition from other financial institutions in originating loans and attracting deposits;
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

When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or fair value of the collateral, less cost to sell, if the loan is collateral dependent. Business banking loans greater than or equal to $1.0 million are evaluated individually for impairment. Smaller balance, homogeneous loans (e.g., primarily consumer and residential mortgages) are evaluated collectively for impairment. Impairment losses are included in the allowance for loan losses. Impaired loans are charged-off or charged down when we believe that the ultimate collectability of a loan is not likely or the collateral value no longer supports the carrying value of the loan.

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

The first element, impaired loans, is based on individual analysis of all nonperforming loans greater than or equal to $1.0 million. The allowance is measured by the difference between the recorded value of impaired loans and their impaired value. Impaired value is either the present value of the expected future cash flows from the borrower, the market value of the loan, or the fair value of the collateral, less cost to sell.

The second element is a rolling three-year average of actual losses incurred, adjusted for a loss realization period (the period of time from the event of loss to loss realization), applied to homogenous pools of loans categorized by similar risk characteristics.

The third element augments the historical loss factors for changes in economic conditions, lending policies and procedures, the nature and volume of the loan portfolio, management, delinquency trends, loan administration, underlying collateral values and concentrations of credit.

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

The third element augments the historical loss factors for changes in economic conditions, lending policies and procedures, the nature and volume of the loan portfolio, management, delinquency trends, loan administration, underlying collateral values and concentrations of credit.

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

Goodwill.  Goodwill is not subject to amortization but is tested for impairment at least annually and possibly more frequently if certain events or changes in circumstances arise.  Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill.  Reporting units are identified based upon analyzing each of the Company’s individual operating segments.  A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews.  Determining the fair value of a reporting unit requires a high degree of subjective management judgment.
We have established June 30th of each year as the date for conducting the annual goodwill impairment assessment.  As of June 30, 2011, through the assistance of an external third party, we performed an impairment test on goodwill.  We valued each reporting unit by using a weighted average of four valuation methodologies; comparable transaction approach, control premium approach, public market peers approach and discounted cash flow approach.  Declines in fair value could result in impairment being identified.  At June 30, 2011, we did not identify any individual reporting unit where the fair value was less than the carrying value.  Nor have any material changes occurred since that date that would lead to any other conclusions. Future changes in the economic environment or the operations of the operating units could cause changes to the variables used, which could give rise to declines in the estimated fair value of the reporting units.

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

Executive Summary and Comparison of Financial Condition
Total assets at September 30, 2011 were $7.989 billion, a decrease of $158.8 million, or 1.9%, from $8.148 billion at December 31, 2010.  This decrease in assets is primarily attributed to decreases in cash and investments of $116.4 million, total loans receivable of $15.7 million, Federal Home Loan Bank stock of $8.6 million and other assets of $18.1 million, which were partially offset by a decrease in the allowance for loan losses of $3.2 million.  Shareholder’s equity decreased by $140.7 million and borrowed funds decreased by $62.6 million, while deposits increased by $48.4 million.

Total cash and investments decreased by $116.4 million, or 5.7%, to $1.911 billion at September 30, 2011, from $2.027 billion at December 31, 2010.  This decrease is primarily a result of the use of excess cash to repurchase shares of common stock.

Loans receivable decreased by $15.7 million, or 0.3%, to $5.518 billion at September 30, 2011, from $5.534 billion at December 31, 2010.  The historically low levels of business and consumer confidence and increasing recessionary fears coupled with persistently high unemployment has left loan demand stagnant. Our personal banking loan portfolio decreased by $59.1 million, or 1.6%, to $3.691 billion at September 30, 2011 from $3.750 billion at December 31, 2010, lead by residential mortgage loans which decreased $48.2 million, or 2.0% during the current year. Home equity loans and other consumer loans decreased by $1.3 million and $9.6 million, respectively. Additionally, commercial loans decreased by $26.8 million, or 6.2% this year. Partially offsetting these decreases was growth in commercial real estate loans, which grew by $70.2 million, or 5.2%, to $1.421 billion at September 30, 2011 from $1.350 billion at December 31, 2010.

Deposit balances increased across all products, except time deposits.  Total deposits increased by $48.4 million, or 0.8%, to $5.813 billion at September 30, 2011 from $5.764 billion at December 31, 2010.  Noninterest-bearing demand deposits increased by $68.6 million, or 11.9%, to $643.9 million at September 30, 2011 from $575.3 million at December 31, 2010; interest-bearing demand deposits increased by $37.5 million, or 4.8%, to $819.8 million at September 30, 2011 from $782.3 million at December 31, 2010; savings deposits, including insured money fund accounts, increased by $68.7 million, or 3.5%, to $2.018 billion at September 30, 2011 from $1.949 billion at December 31, 2010; while time deposits decreased by $126.4 million, or 5.1%, to $2.331 billion at September 30, 2011 from $2.458 billion at December 31, 2010.  We believe this continued movement of funds by our deposit customers from time deposits to more liquid types of deposit accounts reflects our depositors concerns regarding potentially higher inflation and higher interest rates.

Borrowed funds decreased by $62.6 million, or 7.0%, to $828.7 million at September 30, 2011, from $891.3 million at December 31, 2010 due to the scheduled maturity of FHLB advances.  The next scheduled maturity is in 2015.

Total shareholders’ equity at September 30, 2011 was $1.167 billion, or $11.96 per share, a decrease of $140.7 million, or 10.8%, from $1.307 billion, or $11.85 per share, at December 31, 2010.  The decrease in shareholders’ equity was primarily attributable to the payment of cash dividends of $33.2 million and the repurchase and retirement of 14.3 million shares of common stock for $170.7 million, partially offset by net income of $49.0 million for the nine months ended September 30, 2011.

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

September 30, 2011
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$1,091,637	22.31%	391,385	8.00%	489,231	10.00%

Tier I Capital (to risk weighted assets)	1,030,185	21.06%	195,692	4.00%	293,539	6.00%

Tier I Capital (leverage) (to average assets)	1,030,185	13.24%	233,488	3.00%*	389,147	5.00%

December 31, 2010
			Minimum Capital		Well Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$1,033,450	21.10%	391,796	8.00%	489,745	10.00%

Tier I Capital (to risk weighted assets)	972,044	19.85%	195,897	4.00%	293,847	6.00%

Tier I Capital (leverage) (to average assets)	972,044	12.19%	239,265	3.00%*	398,774	5.00%
* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points.  As of September 30, 2011, we have not been advised of any additional requirements in this regard.

Northwest is required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations.  Northwest monitors its liquidity position primarily using the ratio of unencumbered liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at September 30, 2011 was 23.1%.  We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments.  As of September 30, 2011 Northwest had $1.672 billion of additional borrowing capacity available with the FHLB, including $150.0 million from an overnight line of credit, as well as $205.4 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

We paid $11.1 million in cash dividends during both quarters ended September 30, 2011 and 2010, and $33.2 million during both nine-month periods ended September 30, 2011 and 2010.  The dividend payout increased by $0.01 per share for the most recent quarter and $0.02 per share for the current year when compared to the same periods last year. In addition we repurchased and retired 5.8 million common shares during the quarter ended September 30, 2011 and 14.3 million common shares for the nine months ended September 30, 2011. The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 64.7% and 71.4% for the quarters ended September 30, 2011 and 2010 on dividends of $0.11 and $0.10 per share, respectively.  The common stock dividend payout ratio for the nine-month periods ended September 30, 2011 and 2010 was 66.7% and 73.2% on dividends of $0.32 and $0.30 per share, respectively.  We have declared a current dividend of $0.11 per share payable on November 17, 2011 to shareholders of record as of November 3, 2011.  This represents the 68th consecutive quarter we will pay a cash dividend.

Nonperforming Assets
The following table sets forth information with respect to our nonperforming assets.  Nonaccrual loans are those loans for which the accrual of interest has ceased.  Loans are automatically placed on nonaccrual status when they are 90 days or more contractually delinquent and may also be placed on nonaccrual status even if not 90 days or more delinquent but other conditions exist.  Other nonperforming assets represent real estate we acquired through foreclosure or repossession.  Foreclosed property is carried at the lower of its fair value less estimated costs to sell, or the principal balance of the related loan.

	September 30, 2011	December 31, 2010
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis
Personal Banking:
Residential mortgage loans	$31,705	29,751
Home equity loans	9,340	10,263
Other consumer loans	2,117	2,565
Total Personal Banking	43,162	42,579
Business Banking:
Commercial real estate loans	75,300	67,306
Commercial loans	42,913	38,506
Total Business Banking	118,213	105,812
Total	161,375	148,391
Total nonaccrual loans as a percentage of loans	2.92%	2.68%
Total real estate acquired through foreclosure
and other real estate owned (“REO”)	20,648	20,780
Total nonperforming assets	$182,023	169,171
Total nonperforming assets as a percentage of
total assets	2.28%	2.08%

A loan is considered to be impaired, when, based on current information and events it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment.  Total impaired loans at September 30, 2011 and December 31, 2010 were $205.7 million and $205.5 million, respectively.

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

On an ongoing basis, the Loan Review department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans.  This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis.  In addition, a meeting is held every quarter with each of our seven regions to monitor the performance and status of loans on an internal watch list.  On an ongoing basis the loan officer along with the Loan Review department grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated.  Our loan grading system for problem loans is consistent with industry regulatory guidelines which classify loans as “substandard”, “doubtful” or “loss.”  Loans that do not exhibit risk sufficient to warrant classification in one of the subsequent categories, but which possess some weaknesses, are designated as “special mention”.  A “substandard” loan is any loan that is more than 90 days contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable.  Loans classified as “loss” are considered uncollectible so that their continuance as assets without the establishment of a specific loss allowance is not warranted.

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

We utilize a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses.  As part of the analysis as of September 30, 2011, we considered the economic conditions in our markets, such as the unemployment and bankruptcy levels as well as changes in real estate collateral value.  In addition, we considered the overall trends in asset quality, loan charge-offs and the allowance for loan losses as a percentage of nonperforming loans.  We also consider the specific reserves already established for criticized loans based upon a three year average of historical charge-offs during a period of time in which we have experienced the highest amount of loan losses in our history. As a result of this analysis, we decreased the allowance for loan losses during the nine-month period ended September 30, 2011 by $3.2 million, or 4.2%, to $73.2 million, or 1.33% of total loans from $76.4 million, or 1.38% of total loans, at December 31, 2010. Write-downs and charge-offs have increased $7.9 million, or 37.4%, to $29.1 million for the nine months ended September 30, 2011 from $21.2 million for the nine months ended September 30, 2010. These write-downs and charge-offs were primarily the result of updated appraisals which indicated a deterioration in collateral values, and were previously reserved for. Additionally, our personal banking loan portfolio balance decreased by $59.1 million, or 1.6% compared to December 31, 2010. In addition to these factors, the decrease in the allowance for loan losses is also partially attributed to an improvement in criticized loans. As of September 30, 2011 criticized loans decreased by $3.1 million, or 0.9%, to $361.1 million, from $364.2 million at December 31, 2010. We believe all known losses as of the balance sheet dates have been recorded.

We also have considered how the level of nonperforming loans and historical charge-offs have influenced the required amount of allowance for loan losses. Nonperforming loans of $161.4 million, or 2.92% of total loans, at September 30, 2011 increased by $13.0 million, or 8.8%, from $148.4 million, or 2.68% of total loans, at December 31, 2010. As a percentage of average loans, annualized net charge-offs increased to 0.65% for the nine months ended September 30, 2011 compared to 0.48% for the nine months ended September 30, 2010.

Comparison of Operating Results for the Quarters Ended September 30, 2011 and 2010
Net income for the quarter ended September 30, 2011 was $16.7 million, or $0.17 per diluted share, an increase of $1.2 million, or 7.9%, from $15.5 million, or $0.14 per diluted share, for the same quarter last year.  The increase in net income resulted primarily from a decrease in the provision for loan losses of $1.8 million, or 18.4%, as well as increases in net interest income of $362,000 and other income of $682,000.  Partially offsetting these were increases in noninterest expense of $875,000 and income taxes of $754,000. A discussion of significant changes follows.  Annualized, net income for the quarter ended September 30, 2011 represents a 5.62% and 0.83% return on average equity and return on average assets, respectively, compared to 4.72% and 0.76% for the same quarter last year.

Interest Income
Total interest income decreased by $4.0 million, or 4.2%, to $90.0 million for the quarter ended September 30, 2011 due to both a decrease in the average balance of interest earning assets and a decrease in the average yield earned on interest earning assets.  Average interest earning assets decreased by $104.0 million, or 1.4%, to $7.467 billion for the quarter ended September 30, 2011 from $7.571 billion for the quarter ended September 30, 2010.  The average yield on interest earning assets decreased to 4.79% for the quarter ended September 30, 2011 from 4.95% for the quarter ended September 30, 2010. The average yield on all categories of interest earning assets decreased from the same quarter last year.

Interest income on loans receivable decreased by $2.8 million, or 3.4%, to $80.6 million for the quarter ended September 30, 2011 from $83.4 million for the quarter ended September 30, 2010.  Average loans receivable decreased by $78.2 million, or 1.4%, to $5.491 billion for the quarter ended September 30, 2011 from $5.569 billion for the quarter ended September 30, 2010.  This decrease is primarily attributable to slow loan demand throughout our market areas, as well as the sale of $87.9 million of residential mortgage loans into the secondary market.  The average yield on loans receivable decreased to 5.82% for the quarter ended September 30, 2011 from 5.96% for the quarter ended September 30, 2010.  The decrease in average yield is primarily attributable to the interest rates on adjustable rate loans re-pricing downward as market rates decreased, as well as the origination of new loans in a generally lower interest rate environment, and an increase in competition for credit relationships.

Interest income on mortgage-backed securities decreased by $990,000, or 15.2%, to $5.5 million for the quarter ended September 30, 2011 from $6.5 million for the quarter ended September 30, 2010.  This decrease is the result of a decrease in the average yield, which decreased to 2.58% for the quarter ended September 30, 2011 from 3.06% for the quarter ended September 30, 2010.  The decrease in average yield resulted from the reduction in interest rates for securities purchased during this period of generally lower market interest rates.  The decrease in average yield was partially offset by an increase in average balance, which increased by $4.2 million, or 0.5%, to $857.9 million for the quarter ended September 30, 2011 from $853.7 million for the quarter ended September 30, 2010.  The increase in average balance is a result of deploying excess funds which have resulted from increased deposits and low loan demand.

Interest income on investment securities decreased by $47,000, or 1.3%, to $3.5 million for the quarter ended September 30, 2011 from $3.6 million for the quarter ended September 30, 2010.  This decrease is the result of a decrease in average yield to 3.42% for the quarter ended September 30, 2011 from 3.79% for the quarter ended September 30, 2010.  The average yield decreased as a result of the purchase of investment securities during a period of generally lower market interest rates.  Partially offsetting the decrease in average yield was an increase in the average balance of investment securities of $34.8 million, or 9.2%, to $412.9 million for the quarter ended September 30, 2011 from $378.1 million for the quarter ended September 30, 2010.  The increase in average balance is a result of deploying the excess funds accumulated from our growth in deposits and a reduction in loan demand

Interest income on interest-earning deposits decreased by $131,000, or 25.0%, to $393,000 for the quarter ended September 30, 2011 from $524,000 for the quarter ended September 30, 2010.  This decrease is due to the average balance decreasing by $53.9 million, or 7.6%, to $652.9 million for the quarter ended September 30, 2011 from $706.8 million for the quarter ended September 30, 2010.  The average balance decreased primarily due to the repurchase of common stock during the quarter.  The average yield decreased slightly to 0.24% for the quarter ended September 30, 2011 from 0.29% for the quarter ended September 30, 2010.

Interest Expense
Interest expense decreased by $4.4 million, or 15.9%, to $23.0 million for the quarter ended September 30, 2011 from $27.4 million for the quarter ended September 30, 2010.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 1.49% from 1.75%. In addition, the average balance of interest-bearing liabilities decreased $89.3 million, or 1.4% to $6.112 billion for the quarter ended September 30, 2011 from $6.202 billion for the quarter ended September 30, 2010.  The decrease in the cost of funds resulted primarily from a decrease in the level of market interest rates which enabled us to reduce the rate of interest paid on all deposit products. In addition, customers continue to shift funds from time deposits to lower cost non-maturity deposits in anticipation of rising market interest rates. The decrease in interest-bearing liabilities resulted from the decrease in the average balance of borrowed funds of $58.1 million, due to the scheduled maturity of FHLB advances.

Net Interest Income
Net interest income increased by $362,000, or 0.5%, to $67.0 million for the quarter ended September 30, 2011 from $66.7 million for the quarter ended September 30, 2010.  This increase in net interest income was primarily attributable to the change in the mix of our deposits with a greater weighting of low-cost transaction accounts and fewer high-cost time deposits.  Our net interest rate spread increased to 3.29% for the quarter ended September 30, 2011 from 3.20% for the quarter ended September 30, 2010, and our net interest margin increased to 3.59% for the quarter ended September 30, 2011 from 3.52% for the quarter ended September 30, 2010.

Provision for Loan Losses
The provision for loan losses decreased by $1.8 million, or 18.4%, to $8.1 million for the quarter ended September 30, 2011 from $9.9 million for the quarter ended September 30, 2010.  The decrease is primarily a result of adjustments to the loss factors used to determine the reserve requirements for loans collectively evaluated for impairment. This decrease was partially offset by increases in the reserve requirements for loans 90 days delinquent, which increased $8.7 million, and the reserve requirements for non-performing loans, which increased $10.2 million in the current quarter when compared to the same period last year.

In determining the amount of the current quarter’s provision, we considered the extended length of time of the current economic downturn and the increase in charge-offs over the past year.  We also considered that the historical loss factors now include these elevated charge-off levels and determined that these historical loss ratios appropriately represent future losses.  Net charge-offs for the quarter ended September 30, 2011 were $10.3 million compared to $8.0 million for the quarter ended September 30, 2010.  Annualized net charge-offs to average loans increased to 0.75% for the quarter ended September 30, 2011 from 0.58% for the quarter ended September 30, 2010.  We also considered unemployment levels and bankruptcy filings, declines in real estate values and the impact of these factors on the quality of our loan portfolio.  Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.  Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income
Noninterest income increased by $682,000, or 4.9%, to $14.5 million for the quarter ended September 30, 2011 from $13.8 million for the quarter ended September 30, 2010.  This increase is primarily attributable to an increase in income from bank owned life insurance of $726,000, or 59.9%, to $1.9 million from $1.2 million for the same quarter last year as a result of two death benefit claims. Losses on real estate owned decreased by $674,000, or 33.5%, to $1.3 million for the quarter ended September 30, 2011 from $2.0 million for the quarter ended September 30, 2010. The loss in the current quarter is the result of further write-downs on properties in Florida and Central Pennsylvania. Trust and other financial services income and insurance commission income increased by $463,000, or 28.9%, and $403,000, or 28.9%, respectively, for the quarter ended September 30, 2011. Partially offsetting these was a decrease in service charges and fees of $1.3 million, or 13.5%, to $8.5 million, this decrease was primarily the result of lower deposit overdraft revenue due to the implementation of FDIC regulatory guidance and the refund of incorrectly charged fees.

Noninterest Expense
Noninterest expense increased by $875,000, or 1.8%, to $49.9 million for the quarter ended September 30, 2011, from $49.0 million for the quarter ended September 30, 2010.  This increase is primarily a result of increases in compensation and employee benefits and other expenses. Compensation and employee benefits expenses increased by $1.4 million, or 5.9%, to $26.0 million for the quarter ended September 30, 2011 from $24.6 million for the quarter ended September 30, 2010.  This increase is primarily attributable to an increase in health insurance and other employee benefits and an increase of 47 full-time equivalent employees when compared to the prior year.  These personnel increases have occurred primarily in commercial lending, loan servicing and compliance areas. Additionally, other expense increased $1.4 million, to $2.8 million for the quarter ended September 30, 2011 from $1.4 million for the quarter ended September 30, 2010 as the result of the timing of charitable contributions and accruals related to the refund of overdraft fees as mentioned above. Partially offsetting these increases were decreases in office operations and federal deposit insurance premiums. Office operations expense decreased by $1.3 million, or 28.0%, to $3.2 million for the quarter ended September 30, 2011.  This decrease was attributable to a $1.2 million check kiting fraud which occurred during the quarter ended September 30, 2010.  Federal deposit insurance premiums decreased $1.0 million, or 42.8%, to $1.4 million for the quarter ended September 30, 2011 from $2.4 million for the quarter ended September 30, 2010. This decrease was due to the new assessment formula which calculates premiums based on assets rather than deposits which went into effect during the current reporting period.

Income Taxes
The provision for income taxes increased by $754,000, or 12.4%, to $6.8 million for the quarter ended September 30, 2011 from $6.1 million for the quarter ended September 30, 2010.  This increase in income tax is primarily a result of an increase in income before income taxes of $2.0 million, or 9.2%.  Our effective tax rate for the quarter ended September 30, 2011 was 29.0% compared to 28.1% in the same quarter last year as tax-free income from the investment in municipal securities comprised a smaller percentage of earnings in the current period compared to the same period last year.  We do not anticipate that our effective tax rate will change substantially during the year.

Comparison of operating results for the nine months ended September 30, 2011 and 2010
Net income for the nine months ended September 30, 2011 was $49.0 million, or $0.48 per diluted share, an increase of $4.2 million, or 9.4%, from $44.8 million, or $0.41 per diluted share, for the same period last year.  The increase in net income resulted primarily from an increase in net interest income of $10.3 million and a decrease in the provision for loan losses of $2.9 million. These changes were partially offset by an increase in noninterest expense of $6.0 million and income taxes of $1.9 million.  A discussion of significant changes follows.  Annualized, net income for the nine months ended September 30, 2011 represents a 5.25% and 0.81% return on average equity and return on average assets, respectively, compared to 4.57% and 0.74% for the same period last year.

Interest Income
Total interest income decreased by $6.3 million, or 2.3%, to $271.3 million for the nine months ended September 30, 2011 due to a decrease in average yield earned on interest earning assets and a slight decrease in the average balance of interest earning assets.  The average yield on interest earning assets decreased to 4.80% for the nine months ended September 30, 2011 from 4.93% for the nine months ended September 30, 2010.  The average yield on all categories of interest earning assets decreased from the previous period, except for the yield on interest earning deposits, which remained unchanged. Average interest earning assets decreased by $2.6 million, or 0.1%, to $7.521 billion for the nine months ended September 30, 2011 from $7.524 billion for the nine months ended September 30, 2010 primarily as a result of utilizing excess funds to repurchase our common stock.

Interest income on loans decreased by $4.9 million, or 2.0%, to $241.0 million for the nine months ended September 30, 2011 from $245.9 million for the nine months ended September 30, 2010.  The average yield on loans receivable decreased to 5.84% for the nine months ended September 30, 2011 from 6.02% for the nine months ended September 30, 2010. The decrease in average yield is primarily attributable to the interest rates on variable rate loans adjusting downward as market interest rates decreased, as well as the origination of new loans in a generally lower interest rate environment.      Average loans receivable increased by $35.7 million, or 0.2%, to $5.497 billion for the nine months ended September 30, 2011 from $5.461 billion for the nine months ended September 30, 2010.  This increase is attributable to growth in the business banking portfolio which more than offset the decreases in our personal banking portfolio.

Interest income on mortgage-backed securities decreased by $1.0 million, or 5.2%, to $18.4 million for the nine months ended September 30, 2011 from $19.4 million for the nine months ended September 30, 2010.  This decrease is the result of a decrease in the average yield, which decreased to 2.72% for the nine months ended September 30, 2011 from 3.25% for the nine months ended September 30, 2010.  The decrease in average yield resulted from the purchase of mortgage-backed securities during this period of generally lower market interest rates.  The decrease in average yield was partially offset by an increase in average balance, which increased by $105.7 million, or 13.3%, to $900.4 million for the nine months ended September 30, 2011 from $794.7 million for the nine months ended September 30, 2010.  The increase in average balance is a result of deploying excess funds accumulated from an increase in deposits coupled with slow loan demand.

Interest income on investment securities decreased by $123,000, or 1.1%, to $10.6 million for the nine months ended September 30, 2011 from $10.7 million for the nine months ended September 30, 2010.  This decrease is due to a decrease in average yield, which decreased to 3.65% for the nine months ended September 30, 2011 from 3.84% for the nine months ended September 30, 2010.  The average yield decreased as a result of the purchase of investment securities during a period of generally lower market interest rates.  Partially offsetting this decrease was an increase in the average balance of investment securities of $15.4 million, or 4.2%, to $387.0 million for the nine months ended September 30, 2011 from $371.6 million for the nine months ended September 30, 2010.

Interest income on interest-earning deposits decreased by $312,000, or 19.5%, to $1.3 million for the nine months ended September 30, 2011 from $1.6 million for the nine months ended September 30, 2010.  This decrease is due to the average balance decreasing by $151.7 million, or 18.2%, to $681.5 million for the nine months ended September 30, 2011 from $833.2 million for the nine months ended September 30, 2010.  The average balance decreased due to the purchase of mortgage-backed securities and the repurchase of common stock.  The average yield remained unchanged at 0.25% for the nine months ended September 30, 2011 and the nine months ended September 30, 2010.

Interest Expense
Interest expense decreased by $16.6 million, or 19.1%, to $70.5 million for the nine months ended September 30, 2011 from $87.1 million for the nine months ended September 30, 2010.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 1.54% for the nine months ended September 30, 2011 from 1.89% for the nine months ended September 30, 2010. The decrease in the cost of funds resulted primarily from a decrease in the level of market interest rates and the change in deposit mix over the past year. In addition the average balance of interest-bearing liabilities decreased by $36.1 million, or 0.6%, to $6.134 billion for the nine months ended September 30, 2011 from $6.171 billion for the nine months ended September 30, 2010.  The decrease in interest-bearing liabilities resulted primarily from a reduction in borrowed funds of $55.0 million, or 6.1%, due to the scheduled maturity of FHLB advances.

Net Interest Income
Net interest income increased by $10.3 million, or 5.4%, to $200.7 million for the nine months ended September 30, 2011 from $190.4 million for the nine months ended September 30, 2010. The increase in net interest income is attributable to the factors discussed above. Our net interest rate spread increased to 3.27% for the nine months ended September 30, 2011 from 3.04% for the nine months ended September 30, 2010, and our net interest margin increased to 3.56% for the nine months ended September 30, 2011 from 3.37% for the nine months ended September 30, 2009.

Provision for Loan Losses
The provision for loan losses decreased by $2.9 million, or 10.9%, to $23.7 million for the nine months ended September 30, 2011 from $26.6 million for the nine months ended September 30, 2010.  Facilitating this decrease was the factors discussed in the Comparison of Operating Results for the Quarters Ended September 30, 2011 and 2010. Additionally, we had a payoff on a hotel loan in Maryland which had a reserve of $3.5 million. In addition, we eliminated the specific reserve of $3.0 million for another hotel loan in Maryland which is under a sales agreement and $1.1 million for a vacation property loan in West Virginia based on our most recent appraisal. Also we received two large payments on criticized loans which resulted in a reduction of $900,000 to the specific reserves related to these loans. Additionally, the decrease of $59.1 million in our personal banking loan portfolio contributed to the reduction in provision for loan losses. These changes were partially offset by increases in historical charge-offs, increased levels of nonperforming loans and an increase in our business banking portfolio.

In determining the amount of the current period provision, we considered economic conditions, including unemployment levels, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio.  Net charge-offs for the nine months ended September 30, 2011 were $26.9 million compared to $19.7 million for the nine months ended September 30, 2010.  Annualized net charge-offs to average loans was 0.65% for the nine months ended September 30, 2011 compared to 0.48% for the same period the prior year.  However, 12 loans comprised $12.8 million, or 47.6% of the charge-offs during the first nine months of the current year. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in management’s judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.  Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income
Noninterest income decreased by $1.1 million, or 2.5%, to $44.1 million for the nine months ended September 30, 2011 from $45.2 million for the nine months ended September 30, 2010. Gains on the sale of investment securities decreased by $2.0 million to $201,000 for the nine months ended September 30, 2011 from $2.2 million for the nine months ended September 30, 2010.  The decrease is attributable to a gain of $2.1 million recognized on the sale of $55.0 million of securities during the first quarter of 2010. Service charges and fees decreased by $1.9 million, or 6.6%, to $26.7 million for the nine months ended September 30, 2011 from $28.6 million for the nine months ended September 30, 2010 primarily as a result of lower deposit overdraft revenue.  Partially offsetting these decreases were increases in insurance commission income of $1.1 million, or 29.7%, and trust and other financial services income of $813,000, or 15.2%, due primarily to expanded customer relationships. Additionally, income from bank owned life insurance increased by $968,000, or 25.1%, to $4.8 million for the nine months ended September 30, 2011 from $3.8 million for the same period last year. This increase is the result of the death benefits received from three policies.

Noninterest Expense
Noninterest expense increased by $6.0 million, or 4.1%, to $151.8 million for the nine months ended September 30, 2011 from $145.8 million for the same period in the prior year.   Compensation and employee benefits expenses increased by $5.8 million, or 7.7%, to $81.2 million for the nine months ended September 30, 2011 from $75.4 million for the nine months ended September 30, 2010.  This increase is primarily attributable to an increase in health insurance and other employee benefits and an increase of 45 full-time equivalent employees since the beginning of the current year.  These personnel increases have occurred primarily in commercial lending, loan servicing and regulatory compliance areas. Professional services expenses increased by $1.3 million, or 55.2%, to $3.8 million for the nine months ended September 30, 2011 from $2.5 million for the nine months ended September 30, 2010 as a result of outsourcing our internal audit function and the continued engagement of compliance consultants. Other expenses increased $1.7 million, or 34.4%, to $6.8 million for the nine months ended September 30, 2011 from $5.1 million for the same time period last year. Other expenses in the current year include accruals for potential customer refunds related to loan and deposit fees incorrectly charged in the prior year. Partially offsetting these increases were decreases in office operations, real estate owned expense, and amortization of intangible assets. Office operations expense decreased by $1.1 million, to $9.6 million for the nine months ended September 30, 2011.  This decrease was attributable to a $1.2 million check kiting fraud which occurred last year.  Other real estate owned expense decreased by $1.1 million, to $1.2 million for the nine months ended September 30, 2011 as we paid delinquent real estate taxes due on an REO property we acquired during the prior year period. Amortization of intangible assets decreased by $821,000, or 48.7%, to $1.4 million for the nine months ended September 30, 2011 from $2.3 million for the nine months ended September 30, 2010.

Income Taxes
The provision for income taxes increased by $1.9 million, or 10.4%, to $20.4 million for the nine months ended September 30, 2011 from $18.5 million for the nine months ended September 30, 2010.  This increase in income tax is primarily a result of an increase in income before income taxes of $6.1 million, or 9.7%.  Our effective tax rate for the nine months ended September 30, 2011 was 29.4% compared to 29.2% experienced in the same period last year.

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

	Three months ended September 30,
	2011				2010
				Avg.				Avg.
	Average			Yield/	Average			Yield/
	Balance		Interest	Cost (g)	Balance		Interest	Cost (g)
ASSETS:
Interest earning assets:
Loans (a) (b) (includes FTE adjustments of $463 and $381, respectively)	$5,490,795		81,025	5.86%	5,569,014		83,753	6.00%
Mortgage-backed securities (c)	857,898		5,544	2.58%	853,714		6,534	3.06%
Investment securities (c) (includes FTE adjustments of $1,534 and $1,664, respectively)	412,927		5,066	4.91%	378,145		5,243	5.55%
FHLB stock	52,336		-	-	63,242		-	-
Other interest earning deposits	652,958		393	0.24%	706,829		524	0.29%
Total interest earning assets (includes FTE adjustments of $1,997 and $2,045, respectively)	7,466,914		92,028	4.90%	7,570,944		96,054	5.06%
Noninterest earning assets (d)	560,951				591,977

TOTAL ASSETS	8,027,865				8,162,921

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing liabilities:
Savings accounts	1,081,721		1,157	0.42%	1,071,708		2,203	0.82%
Now accounts	798,424		244	0.12%	778,597		244	0.12%
Money market demand accounts	950,113		1,016	0.42%	903,278		1,301	0.57%
Certificate accounts	2,338,436		12,541	2.13%	2,446,317		14,024	2.27%
Borrowed funds (e)	840,560		6,625	3.13%	898,618		8,150	3.60%
Debentures	103,094		1,436	5.45%	103,094		1,437	5.45%

Total interest bearing liabilities	6,112,348		23,019	1.49%	6,201,612		27,359	1.75%
Noninterest bearing liabilities (f)	726,173				648,905
Total liabilities	6,838,521				6,850,517
Shareholders' equity	1,189,344				1,312,404

TOTAL LIABILITIES AND EQUITY	$8,027,865				$8,162,921

Net interest income/ Interest rate spread			69,009	3.40%			68,695	3.31%

Net interest earning assets/ Net interest margin	$1,354,566			3.70%	1,369,332			3.63%

Ratio of interest earning assets to interest bearing liabilities	1.22	X			1.22	X

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
(f) Average balances include non-interest bearing demand deposits (checking accounts).
(g) Annualized.  Shown on a fully tax-equivalent basis (“FTE”).  The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented.  The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.  GAAP basis yields were: Loans – 5.82% and 5.96%; respectively, Investment securities – 3.42% and 3.79%; respectively, interest-earning assets – 4.79% and 4.95%; respectively.  GAAP basis net interest rate spreads were 3.29% and 3.20%, respectively and GAAP basis net interest margins were 3.59% and 3.52%, respectively.

Rate/ Volume Analysis
(Dollars in Thousands)

The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected interest income and interest expense during the periods indicated.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) net change.  Changes that cannot be attributed to either rate or volume have been allocated to both rate and volume.

Three months ended September 30, 2011 and 2010

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(1,780)	(948)	(2,728)
Mortgage-backed securities	(1,022)	32	(990)
Investment securities	(660)	483	(177)
FHLB stock	-	-	-
Other interest-earning deposits	(95)	(36)	(131)
Total interest-earning assets	(3,557)	(469)	(4,026)

Interest-bearing liabilities:
Savings accounts	(1,067)	21	(1,046)
Now accounts	(6)	6	-
Money market demand accounts	(352)	67	(285)
Certificate accounts	(884)	(599)	(1,483)
Borrowed funds	(1,032)	(493)	(1,525)
Debentures	(1)	-	(1)
Total interest-bearing liabilities	(3,342)	(998)	(4,340)

Net change in net interest income	$(215)	529	314

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

	Nine months ended September 30,
	2011				2010
				Avg.				Avg.
	Average			Yield/	Average			Yield/
	Balance		Interest	Cost (g)	Balance		Interest	Cost (g)
ASSETS:
Interest earning assets:
Loans (a) (b) (includes FTE adjustments of $1,250 and $1,089, respectively)	$5,469,988		242,262	5.87%	5,461,244		246,941	6.05%
Mortgage-backed securities (c)	900,414		18,373	2.72%	794,691		19,385	3.25%
Investment securities (c) (includes FTE adjustments of $4,800 and $4,645, respectively)	387,034		15,390	5.30%	371,587		15,358	5.51%
FHLB stock	55,403		-	-	63,242		-	-
Other interest earning deposits	681,464		1,289	0.25%	833,157		1,601	0.25%
Total interest earning assets (includes FTE adjustments of $6,050 and $5,734, respectively)	7,521,303		277,314	4.91%	7,523,921		283,285	5.04%
Noninterest earning assets (d)	570,231				577,252

TOTAL ASSETS	8,091,534				8,101,173

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing liabilities:
Savings accounts	1,079,718		3,861	0.48%	1,022,259		6,472	0.85%
Now accounts	795,183		722	0.12%	772,584		962	0.17%
Money market demand accounts	932,617		3,231	0.46%	881,983		4,768	0.72%
Certificate accounts	2,380,466		38,680	2.17%	2,492,344		45,947	2.46%
Borrowed funds (e)	843,366		19,778	3.14%	898,320		24,728	3.68%
Debentures	103,094		4,261	5.45%	103,094		4,263	5.45%

Total interest bearing liabilities	6,134,444		70,533	1.54%	6,170,584		87,140	1.89%
Noninterest bearing liabilities (f)	712,678				623,875
Total liabilities	6,847,122				6,794,459
Shareholders' equity	1,244,412				1,306,714

TOTAL LIABILITIES AND EQUITY	$8,091,534				$8,101,173

Net interest income/ Interest rate spread			206,781	3.37%			196,145	3.15%

Net interest earning assets/ Net interest margin	$1,386,859			3.67%	1,353,337			3.48%

Ratio of interest earning assets to interest bearing liabilities	1.23	X			1.22	X

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
(f) Average balances include non-interest bearing demand deposits (checking accounts).
(g) Annualized.  Shown on a fully tax-equivalent basis (“FTE”).  The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented.  The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.  GAAP basis yields were: Loans – 5.84% and 6.02%; respectively, Investment securities – 3.65% and 3.84%; respectively, interest-earning assets – 4.80% and 4.93%; respectively.  GAAP basis net interest rate spreads were 3.27% and 3.04%, respectively and GAAP basis net interest margins were 3.56% and 3.37%, respectively.

Rate/ Volume Analysis
(Dollars in Thousands)

The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected interest income and interest expense during the periods indicated.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) net change.  Changes that cannot be attributed to either rate or volume have been allocated to both rate and volume.

Nine months ended September 30, 2011 and 2010

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(7,414)	2,735	(4,679)
Mortgage-backed securities	(3,591)	2,579	(1,012)
Investment securities	(606)	638	32
FHLB stock	-	-	-
Other interest-earning deposits	(23)	(289)	(312)
Total interest-earning assets	(11,634)	5,663	(5,971)

Interest-bearing liabilities:
Savings accounts	(2,975)	364	(2,611)
Now accounts	(269)	29	(240)
Money market demand accounts	(1,811)	274	(1,537)
Certificate accounts	(5,327)	(1,940)	(7,267)
Borrowed funds	(3,549)	(1,401)	(4,950)
Debentures	(2)	-	(2)
Total interest-bearing liabilities	(13,933)	(2,674)	(16,607)

Net change in net interest income	$2,299	8,337	10,636

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

The following table illustrates the simulated impact of a 1% or 2% upward or 1% or 2% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset levels at September 30, 2011 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from September 30, 2011 levels.

	Increase		Decrease
Parallel shift in interest rates over the next 12 months	1.0%	2.0%	1.0%	2.0%
Projected percentage increase/ (decrease) in net income	6.2%	9.1%	(3.1)%	(10.4)%
Projected increase/ (decrease) in return on average equity	6.1%	8.8%	(3.0)%	(10.1)%
Projected increase/ (decrease) in earnings per share	$0.05	$0.07	$(0.02)	$(0.07)
Projected percentage increase/ (decrease) in market value of equity	(8.1)%	(17.7)%	(10.7)%	(14.8)%

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

Item 1A.  Risk Factors

 In addition to the risk factors discussed in Item 1A, to Part I of our 2010 Annual Report on Form 10-K, as updated by our Quarterly Report on Form 10-Q, the following are factors that could adversely affect our future results of operations and financial condition.

Our exposure to municipalities may lead to operating losses.

Our municipal bond portfolio may be impacted by the effects of economic stress on state and local governments. At September 30, 2011, we had $264.7 million invested in obligations of states, municipalities and political subdivisions (collectively referred to as our municipal bond portfolio).  We also had $88.7 million of loans outstanding and $68.7 million of unfunded commitments, open lines of credit and letters of credit to municipalities and political subdivisions.  Widespread concern currently exists regarding the stress on state and local governments emanating from: (i) declining revenues; (ii) large unfunded liabilities to government workers; and (iii) entrenched cost structures. Debt-to-gross domestic product ratios for the majority of states have been deteriorating due to, among other factors: (i) declines in federal monetary assistance provided as the United States is currently experiencing the largest deficit in its history; and (ii) lower levels of sales and property tax revenue as unemployment remains elevated and the housing market continues to remain unstable. This concern has led to speculation about the potential for a significant deterioration in the municipal bond market, which could materially affect our results of operations, financial condition and liquidity. We may not be able to mitigate the exposure in our municipal portfolio if state and local governments are unable to fulfill their obligations. The risk of widespread issuer defaults may also increase if there are changes in legislation that permit states, or additional municipalities and political subdivisions, to file for bankruptcy protection or if there are judicial interpretations that, in a bankruptcy or other proceeding, lessen the value of any structural protections.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)	Not applicable.

b.)	Not applicable.

c.)	The following table discloses information regarding the Company’s repurchases of shares of common stock during the quarter ended September 30, 2011:

			Total number
			of shares
			purchased as	Maximum
			part of a	number of
			publicly	shares yet to be
	Number of	Avergae	announced	purchased
	shares	price paid	repurchase	under the plan
Month	purchased	per share	plan (1)	(1)
July	302,500	$12.16	302,500	1,710,511
August	1,710,511	11.75	1,710,511	-
September	-	-	-	-
	2,013,011	$11.81

			Total number
			of shares
			purchased as	Maximum
			part of a	number of
			publicly	shares yet to be
	Number of	Avergae	announced	purchased
	shares	price paid	repurchase	under the plan
Month	purchased	per share	plan (2)	(2)
July	-	$-	-	-
August	2,654,529	11.49	2,654,529	2,845,471
September	1,167,624	11.83	1,167,624	1,677,847
	3,822,153	$11.59

Total number
of shares
			purchased as	Maximum
			part of a	number of
			publicly	shares yet to be
	Number of	Avergae	announced	purchased
	shares	price paid	repurchase	under the plan
Month	purchased	per share	plan (3)	(3)
July	-	$-	-	-
August	-	-	-	-
September	-	-	-	4,750,000
	-	$-

(1) Reflects program for 11,000,000 shares announced December 2010.
(2) Reflects program for 5,500,000 shares announced August 2011.
(3) Reflects program for 4,750,000 shares announced September 2011.
 These plan does not have an expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (XBRL)

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

NORTHWEST BANCSHARES, INC.
(Registrant)

Date: November 8, 2011	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 8, 2011	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller
(Principal Accounting Officer of the Registrant)