Form 10-K
period 2011-12-31
Northwest Bancshares, Inc.
filed 2012-02-29
CIK 1471265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of February 22, 2012, there were 97,519,701 shares outstanding of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2011, as reported by the Nasdaq Global Select Market, was approximately $1.299 billion.

DOCUMENTS INCORPORATED BY REFERENCE

(1)                                  Proxy Statement for the 2012 Annual Meeting of Stockholders of the Registrant (Part III).

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

Except as may be required by law, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.                                                 BUSINESS

Northwest Bancshares, Inc.

Northwest Bancshares, Inc., a Maryland corporation, was incorporated in September 2009 to be the successor corporation to Northwest Bancorp, Inc., the former stock holding company for Northwest Savings Bank, upon completion of the mutual-to-stock conversion of Northwest Bancorp, MHC.

The conversion was completed December 18, 2009.  Northwest Bancshares, Inc. sold a total of 68,878,267 shares of common stock at $10.00 per share in the related offering.  Concurrent with the completion of the offering, shares of Northwest Bancorp, Inc. common stock owned by public stockholders were exchanged for 2.25 shares of Northwest Bancshares, Inc.’s common stock.  In lieu of fractional shares, shareholders were paid in cash.   Northwest Bancshares, Inc. also issued 1,277,565 shares of common stock and contributed $1.0 million in cash from the offering proceeds to Northwest Charitable Foundation, a charitable foundation that Northwest Bancshares, Inc. established for the benefit of the communities in which Northwest Savings Bank operates.  As of December 31, 2011, Northwest Bancshares, Inc. had 97,493,046 shares outstanding and a market capitalization of approximately $1.2 billion.

Northwest Bancshares, Inc.’s executive offices are located at 100 Liberty Street, Warren, Pennsylvania 16365.  Our telephone number at this address is (814) 726-2140.

Northwest Bancshares, Inc.’s website (www.northwestsavingsbank.com) contains a direct link to Northwest Bancshares, Inc.’s and its predecessor Northwest Bancorp, Inc.’s filings with the Securities and Exchange Commission, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings, if any. Information on Northwest Bancshares, Inc.’s website shall not be considered a part of this report. Copies may also be obtained, without charge, by written request to Shareholder Relations, P.O. Box 128, Warren, Pennsylvania 16365.

Northwest Savings Bank

Northwest Savings Bank is a Pennsylvania-chartered stock savings bank headquartered in Warren, Pennsylvania, which is located in northwestern Pennsylvania.  Northwest Savings Bank is a community-oriented financial institution offering traditional deposit and loan products and investment management and trust services.  Through a wholly-owned subsidiary, Northwest Consumer Discount Company, it also offers consumer finance loans.  Northwest Savings Bank’s mutual savings bank predecessor was founded in 1896.

As of December 31, 2011, Northwest Savings Bank operated 168 community-banking offices throughout its market area in central and western Pennsylvania, western New York, eastern Ohio and Maryland.  Effective June 30, 2011 we closed our three community banking offices located in southern Florida.  Northwest Savings Bank, through its wholly-owned subsidiary, Northwest Consumer Discount Company, also operates 52 consumer finance offices throughout Pennsylvania.  Northwest Savings Bank also offers investment management and trust services and, through wholly-owned subsidiaries, actuarial and benefit plan administration services as well as employer benefit plan insurance.  Historically, our principal lending activity was the origination of fixed-rate loans secured by first mortgages on owner-occupied, one- to four-family residences.  In an effort to reduce interest rate risk and improve profit margins, we also offer shorter term consumer loans.  In recent years, we have greatly increased our emphasis on the origination of commercial business and commercial real estate loans.

Our principal sources of funds are both personal and business deposits, borrowed funds and the principal and interest payments on loans and marketable securities.  Our principal source of income is interest received on loans and marketable securities.  Our principal expenses are the interest paid on deposits and the cost of employee compensation and benefits.

Northwest Savings Bank’s principal executive office is located at 100 Liberty Street, Warren, Pennsylvania, and its telephone number at that address is (814) 726-2140.

Market Area and Competition

We are headquartered in Warren, Pennsylvania, which is located in northwestern Pennsylvania, and have our highest concentration of deposits and loans in this area of Pennsylvania.  Since the early 1990s, we have expanded, primarily through acquisitions, into the southwestern and central regions of Pennsylvania, as well as western New York, eastern Ohio and Maryland.  As of December 31, 2011, we operated 141 community banking offices and 52 consumer finance offices in Pennsylvania, four community banking offices in Ohio, 18 community banking offices in New York and five community banking offices in Maryland.  All of the aforementioned market areas are served by a number of competing financial institutions.  As a result, we encounter strong competition both in attracting deposits and in originating personal and commercial loans.  Our most direct competition for deposits comes from commercial banks, brokerage houses, other thrift institutions and credit unions in our market areas.  We expect continued competition from these financial institutions in the foreseeable future.  With the continued acceptance of internet banking by our customers and consumers generally, competition for deposits has increased from institutions operating outside of our market area as well as from insurance companies.

Using information obtained from SNL Securities, the Bureau of Labor Statistics, The Federal Housing Financial Agency and the Mortgage Bankers Association:

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

Pennsylvania is a stable banking market with a total population of approximately 12.6 million and total households of approximately 5.0 million. The Pennsylvania markets in which we operate our retail branch and consumer financial offices contain more than half of Pennsylvania’s population and a similar percentage of households. Our western New York market area has a total population of approximately 2.1 million and total households of approximately 833,000. Since 2000, many of the counties served in the Pennsylvania and western New York market area have experienced population declines with population growth rates increasing mainly in the central and southeastern portion of Pennsylvania. However, median household income has increased in all of the counties in which we conduct business in Pennsylvania since 2000 and in our western New York markets. The median household income in Pennsylvania was $52,723 and $50,228 in our western New York market area as of December 31, 2010, the most recent data available, compared to the nationwide median income level of $54,442. The household income growth rate in Pennsylvania is expected to increase above the expected national average growth rates during the next five years by approximately 7%. Our western New York market area is expected to increase above the expected national average growth rates during the next five years by approximately 21%. As of December 31, 2011 the unemployment rate for Pennsylvania was 7.2% and for our western New York market area was 7.6%, both below the national average of 8.5%.

As of September 30, 2011 the changes in the median home price for the last four quarters in Pennsylvania and our western New York markets decreased by 1.1% and 0.8%, respectively, compared to a decrease in  the national average of 3.7%. Foreclosures have receded from their record highs but remain elevated when compared to historical averages. The increased level of foreclosures is likely to remain high as the recent decline is due in part to processing delays. As of September 2011, the foreclosure rates in Pennsylvania and New York were 3.5% and 5.8% compared to the national average of 4.4%.

Maryland and Ohio Market Areas.  In addition to operating in Pennsylvania and western New York, we also operate four community banking offices in Ashtabula and Lake counties in Ohio and five community banking offices in Baltimore, Howard and Anne Arundel counties in Maryland. Our Maryland regional economy consists of service businesses, government, and heath care services.  The major employment sectors in our Ohio market are similar to our northwestern Pennsylvania market. With the exception of Ashtabula county in Ohio, these markets have an expanding population base as well as higher median household income levels relative to the state and national averages.  As of December 31, 2011 the unemployment rate for our Ohio and Maryland market areas was 7.6% and 6.2%, respectively, both below the national average of 8.5%.

As of September 30, 2011 the change in the median home price for the last four quarters for our Ohio and our Maryland markets decreased by 5.2% and 5.1% compared to a decrease in the national average of 3.7%. As of September 30, 2011 the foreclosure rates in Ohio and Maryland were 4.9% and 3.8%, respectively, compared to the national average of 4.4%.

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

Residential Mortgage Loans.  We currently offer residential mortgage loans with terms typically ranging from 15 to 30 years, with either adjustable or fixed interest rates.  Originations of fixed-rate mortgage loans versus adjustable-rate mortgage loans are monitored on an ongoing basis and are affected significantly by such factors as the level of market interest rates, customer preference, our interest rate sensitivity and liquidity position as well as loan products offered by our competitors.  Therefore, even when management’s strategy is to increase the origination of adjustable-rate mortgage loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans.

Our fixed-rate loans, whenever possible, are originated and underwritten according to standards that permit sale into the secondary mortgage market.  Whether we can or will sell fixed-rate loans into the secondary market, however, depends on a number of factors including the yield and the term of the loan, market conditions, and our current liquidity and interest rate sensitivity position.  We historically have been primarily a portfolio lender and at any one time we have only a nominal amount of loans identified as held for sale.  Our current strategy is to grow the consumer and commercial loan portfolios by more than we grow our portfolio of long-term fixed-rate residential mortgage loans.  With this in mind, we generally retain in our portfolio fixed-rate loans with terms of 15 years or less, and sell a portion of fixed-rate loans (servicing retained) with terms of more than 15 years.  Our residential mortgage loans are amortized on a monthly basis with principal and interest each due monthly.  These loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option, usually without a prepayment penalty.

We currently offer adjustable-rate mortgage loans with initial interest rate adjustment periods of one, three and five years, with adjustments based on changes in a designated market index.  We determine whether a borrower qualifies for an adjustable-rate mortgage loan based on secondary market guidelines.  Adjustable-rate residential mortgage loans totaled $42.8 million, or 0.76% of our gross loan portfolio at December 31, 2011.

Our residential mortgage loans customarily include due-on-sale clauses, which are provisions giving us the right to declare a loan immediately due and payable in the event, among other things, the borrower sells or otherwise disposes of the underlying real property serving as collateral for the loan.  Due-on-sale clauses are an important means of adjusting the rates on our fixed-rate mortgage loan portfolio.

Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination.  Appraisals are either performed by our in-house appraisal staff or by an appraiser who has been deemed qualified by our chief appraiser.  Such regulations permit a maximum loan-to-value ratio of 95% for residential property and 80% for all other real estate loans.  We generally limit the maximum loan-to-value ratio on both fixed-rate and adjustable-rate mortgage loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the real estate that serves as collateral for the loan.  We originate a limited amount of residential mortgage loans with loan-to-value ratios in excess of 80%.  For residential mortgage loans with loan-to-value ratios in excess of 80%, we generally require the borrower to obtain private mortgage insurance.  We require fire and casualty insurance, as well as a title guaranty regarding good title, on all properties securing our real estate loans.

Some financial institutions we have acquired have held loans that are serviced by others and are secured by one- to four-family residences.  At December 31, 2011, our portfolio of residential mortgage loans serviced by others totaled $6.4 million.  We currently have no formal plans to enter into new residential mortgage loan participations.

Included in our $2.415 billion portfolio of residential mortgage loans are construction loans of $8.7 million, or 0.36% of our total loan portfolio.  We offer fixed-rate and adjustable-rate residential construction loans primarily for the construction of owner-occupied one- to four-family residences in our market area to builders or to owners who have a contract for construction.  Construction loans are generally structured to become permanent loans, and are originated with terms of up to 30 years with an allowance of up to one year for construction.  Advances are made as construction is completed.  In addition, we originate loans within our market area that are secured by individual unimproved or improved lots.  Land loans for the construction of owner-occupied residential real estate properties are currently offered with fixed-rates for terms of up to 10 years.  The maximum loan-to-value ratio for these loans is 80% of the as-completed appraised value, and the maximum loan-to-value ratio for our construction loans is 95% of the lower of cost or as-completed appraised value.

Construction lending generally involves a greater degree of credit risk than permanent residential mortgage lending.  The repayment of the construction loan is often dependent upon the successful completion of the construction project.  Construction delays or the inability of the borrower to sell the property once construction is completed may impair the borrower’s ability to repay the loan.

Home Equity Loans.  Generally, our home equity loans are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90% or less.  Home equity loans are offered on a fixed rate basis with terms of up to 20 years.  Home equity lines of credit are offered on an adjustable-rate basis with terms of up to 25 years.  At December 31, 2011, the disbursed portion of home equity lines of credit totaled $298.9 million, or 5.3% of gross loans, with $152.6 million remaining undisbursed, and our fixed-rate home equity loans totaled $785.9 million, or 14.0% of gross loans.  We generally underwrite home equity loans and lines of credit in a manner similar to our underwriting of residential real estate loans.

Other Consumer Loans.  The principal types of other consumer loans we offer are automobile loans, sales finance loans, unsecured personal loans, credit card loans, and loans secured by deposit accounts.  These loans are typically offered with maturities of ten years or less.

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

Consumer loans entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, recreation vehicles, appliances and furniture.  In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles.  At December 31, 2011, other consumer loans totaled $245.7 million, or 4.3% of gross loans.

Commercial Real Estate Loans.  Our multi-family commercial real estate loans are secured by multi-family residences, such as rental properties.  Our commercial real estate loans are secured by nonresidential properties such as hotels, church property, manufacturing facilities and retail establishments.  At December 31, 2011, a significant portion of our multi-family commercial real estate and commercial real estate loans were secured by properties located within our market area.  Our largest multi-family commercial real estate loan relationship at December 31, 2011 had a principal balance of $7.3 million, and was collateralized by multiple residential real estate rental properties.  These loans were performing in accordance with their terms as of December 31, 2011.  Our largest commercial real estate loan relationship at December 31, 2011, had a principal balance of $37.9 million and was secured by eleven properties including several hotels and other commercial real estate.  These loans were performing in accordance with their terms as of December 31, 2011.  Multi-family commercial and commercial real estate loans are offered with both adjustable interest rates and fixed interest rates.  The terms of each multi-family residential and commercial real estate loan are negotiated on a case-by-case basis.  We generally originate multi-family commercial and commercial real estate loans in amounts up to 80% of the appraised value of the property collateralizing the loan.

Loans secured by multi-family commercial and commercial real estate generally involve a greater degree of credit risk than residential mortgage loans and carry larger loan balances.  This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by multi-family commercial and commercial real estate is typically dependent upon the successful operation of the related real estate property.  If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Commercial Loans.  We offer commercial loans to finance various activities in our market area, some of which are secured in part by additional real estate collateral.  At December 31, 2011 the largest commercial loan relationship had a principal balance of $15.0 million, and was secured by all fixed assets of an oil refinery.  This loan was performing in accordance with its terms as of December 31, 2011.

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

Commercial loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business.  We generally obtain personal guarantees from the borrower or a third party as a condition to originating commercial loans.

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

The Board of Directors must approve all loans where the total debt relationship exceeds $7.5 million ($5.0 million for loans exceeding the maximum loan-to-value ratio or not meeting minimum debt service coverage), or as may be required by Regulation O.  Loans exceeding the limits established for the Senior Loan Committee must be approved by the Executive Committee of the Board of Directors or by the entire Board of Directors.  Our general policy is to make no loans either individually or in the aggregate to one customer in excess of $15.0 million.  Exceptions to this policy are permitted with the prior approval from the Board of Directors.  Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and flood insurance is required as determined by regulation.  After the loan is approved, a loan commitment letter is promptly issued to the borrower.  At December 31, 2011, we had commitments to originate $162.9 million of loans.

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

Loan Origination Fees.  In addition to interest earned on loans, we generally receive loan origination fees.  We defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method.  Deferred loan fees or costs are recognized as part of interest income immediately upon prepayment or the sale of the related loan.  At December 31, 2011, we had $4.8 million of net deferred loan origination fees.  Loan origination fees are volatile sources of income.  Such fees vary with the volume and type of loans and commitments originated and purchased, principal repayments, and competitive conditions in the marketplace.

Income from net loan origination fees was $7.1 million, $6.6 million and $7.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Loans-to-One Borrower.  We have established our own internal limit of loans to one borrower of $15.0 million, which may be exceeded only with the approval of the Board of Directors.  At December 31, 2011, the largest aggregate amount loaned to one borrower, or related borrowers, totaled $37.9 million and was secured by eleven properties including several hotels and other commercial real estate. Our second largest lending relationship totaled $35.4 million and was secured by six different mixed use commercial buildings.  Our third largest lending relationship totaled $16.4 million and was secured by a hotel and a residential apartment complex.  Our fourth largest lending relationship totaled $16.2 million and was secured by a nursing home. Our fifth largest lending relationship totaled $15.0 million and was secured by an oil refinery.  All of these loans were performing in accordance with their terms at December 31, 2011.

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

At the time of purchase, we designate a security as either held to maturity, available-for-sale, or trading, based upon our ability and intentions.  Securities available-for-sale and trading securities are reported at market value and securities held to maturity are reported at amortized cost.  A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary.  If impairment exists, credit related impairment losses are recorded in earnings while noncredit related impairment losses are recorded in accumulated other comprehensive income (for available for sale securities).  The fair values of our securities are based on published or securities dealers’ market values, when available.  See the footnotes to the audited financial statements for a detailed analysis and description of our investment portfolio and valuation techniques.

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

Deposits.  Personal and business deposits are generated principally from our market area by offering a broad selection of deposit instruments including checking accounts, savings accounts, money market deposit accounts, term certificate accounts and individual retirement accounts.  While we accept deposits of $100,000 or more, we do not offer premium rates for such deposits.  We accept brokered deposits through the CDARS program, but generally do not solicit funds outside our market area.  As of December 31, 2011, we had three deposits through the CDARS program with an aggregate balance of $359,000.  Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors.  We regularly execute changes in our deposit rates based upon cash flow requirements, general market interest rates, competition, and liquidity requirements.

Borrowings.  Deposits are the primary source of funds for our lending and investment activities and general business purposes.  We also rely upon borrowings to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  Borrowings from the Federal Home Loan Bank of Pittsburgh typically are collateralized by our stock in the Federal Home Loan Bank of Pittsburgh and a portion of our real estate loans.  In addition to the Federal Home Loan Bank of Pittsburgh, we have borrowing facilities with the Federal Reserve Bank, two correspondent banks and we borrow funds, in the form of corporate repurchase agreements, from municipalities, corporations and school districts.

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

Subsidiary Activities

Northwest Bancshares, Inc.’s sole direct consolidated subsidiary is Northwest Savings Bank.  Northwest Bancshares, Inc. also owns all of the common stock of two statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, and Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust (the “Trusts”). The Trusts have issued a total of $100.0 million of trust preferred securities.  The Trusts are not consolidated with Northwest Bancshares, Inc.  At December 31, 2011, Northwest Bancshares, Inc.’s investment in the Trusts totaled $3.1 million, and the Trusts had assets of $103.1 million at that date.

Northwest Savings Bank has nine wholly-owned subsidiaries — Northwest Settlement Agency, LLC, Great Northwest Corporation, Northwest Financial Services, Inc., Northwest Advisors, Inc., Northwest Consumer Discount Company, Inc., Allegheny Services, Inc., Boetger and Associates, Inc., Veracity Benefits Design, Inc. and Northwest Capital Group, Inc.  For financial reporting purposes all of these companies are included in the consolidated financial statements of Northwest Bancshares, Inc.

Northwest Settlement Agency, LLC provides title insurance to borrowers of Northwest Savings Bank and other lenders.  At December 31, 2011, Northwest Savings Bank had an equity investment in Northwest Settlement Agency, LLC of $2.3 million.  For the year ended December 31, 2011, Northwest Settlement Agency, LLC had net income of $318,000.

Great Northwest’s sole activity is holding equity investments in government-assisted low-income housing projects in various locations throughout our market area.  At December 31, 2011, Northwest Savings Bank had an equity investment in Great Northwest of $7.3 million.  For the year ended December 31, 2011, Great Northwest had net income of $692,000, generated primarily from federal low-income housing tax credits.

Northwest Financial Services’ principal activities are the operation of retail brokerage activities and insurance products.  It also owns the common stock of several financial institutions.  In addition, Northwest Financial Services holds an equity investment in one government assisted low-income housing project. At December 31, 2011, Northwest Savings Bank had an equity investment in Northwest Financial Services of $7.3 million, and for the year ended December 31, 2011, Northwest Financial Services had net income of $17,000.

Northwest Advisors, Inc. offers investment programs and portfolio planning services. At December 31, 2011 Northwest Savings Bank had an equity investment in Northwest Advisors Inc. of $92,000, and for the year ended December 31, 2011, Northwest Advisors Inc. had a net loss of $8,000.

Northwest Consumer Discount Company operates 52 consumer finance offices throughout Pennsylvania.  At December 31, 2011, Northwest Savings Bank had an equity investment in Northwest Consumer Discount Company of $35.4 million and the net income of Northwest Consumer Discount Company for the year ended December 31, 2011 was $3.4 million.

Allegheny Services, Inc. is a Delaware investment company that holds mortgage loans originated through our wholesale lending operation as well as municipal bonds.  In addition, Allegheny Services, Inc. has loans to both Northwest Savings Bank and Northwest Consumer Discount Company.  At December 31, 2011, Northwest Savings Bank had an equity investment in Allegheny Services, Inc. of $692.1 million, and for the year ended December 31, 2011, Allegheny Services, Inc. had net income of $19.1 million.

Boetger and Associates, Inc. is an actuarial and employee benefits consulting firm that specializes in the design, implementation and administration of qualified retirement plan programs.  At December 31, 2011, Northwest Savings Bank had an equity investment of $2.1 million in Boetger and Associates and for the year ended December 31, 2011, Boetger and Associates had net income of $169,000.

Veracity Benefits Design, Inc. is an employee benefits firm specializing in insurance services to employer and employee groups.  At December 31, 2011, Northwest Savings Bank had an equity investment of $1.9 million in Veracity Benefits Design and for the year ended December 31, 2011, Veracity Benefits Design had a net loss of $26,000.

Northwest Capital Group’s principal activity is to own, operate and ultimately divest of properties that were acquired in foreclosure.  At December 31, 2011, Northwest Savings Bank had an equity investment of $11.1 million in Northwest Capital Group and reported net income of $186,000 for the year ended December 31, 2011.

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

Personnel

As of December 31, 2011, we had 1,779 full-time and 342 part-time employees.  None of our employees is represented by a collective bargaining group.  We believe we have a good working relationship with our employees.

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

As a savings and loan holding company, Northwest Bancshares, Inc. is required to comply with the rules and regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), and is also required to file certain reports with and is subject to examination by the Federal Reserve Board.  Prior to July 21, 2011 Northwest Bancshares, Inc. was regulated by the Office of Thrift Supervision.  Northwest Bancshares, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

Consent Order

On July 20, 2011, we stipulated to the issuance by the FDIC of a Consent Order, Order for Restitution and Order to Pay (the “Order”) relating to our compliance programs.  The Order was effective as of July 20, 2011.

The Order requires us to take certain actions within certain specified time frames, including the following:

•                                          The development and implementation of an effective compliance management system (“CMS”) that is commensurate with the level of complexity of our operations and a comprehensive written compliance program (“Compliance Program”).

•                                          The submission to the FDIC for non-objection, and subsequent implementation of, a Compliance Program that, at a minimum:

(i)                                     includes policies, controls, procedures, and processes that ensure consistent compliance with all consumer laws, regulations and regulatory guidance to which we are subject;

(ii)                                  includes effective monitoring procedures that ensure compliance with applicable consumer laws, adherence to internal policies and procedures, and consideration of specified best practices;

(iii)                               implements and maintains a training program on a continuing basis related to compliance with applicable consumer laws for all employees who have responsibilities that may relate to applicable consumer laws, including senior management and the Board, commensurate with their individual job functions and duties;

(iv)                              designates a qualified compliance officer (“Compliance Officer”) to oversee the CMS and monitor the completion and effectiveness of the applicable consumer laws training programs;

(v)                                 designates an appropriate number of compliance personnel with sufficient experience in, and knowledge of, applicable consumer laws to administer the CMS;

(vi)                              designates compliance responsibilities of the Board and management, compliance committee, Compliance Officer, internal audit function, and any third-party auditors; and

(vii)                           sets forth specific policies and procedures to ensure that consumer complaints, regardless of source, are thoroughly evaluated and addressed and resolved in a timely manner, and that management and compliance personnel provide timely responses to consumers.

•                                          The retention and ongoing training of a qualified Compliance Officer who receives adequate ongoing training and sufficient time and resources, including staff assistance, authority and independence, to effectively oversee, coordinate, and implement the CMS.

•                                          The maintenance of an effective compliance audit function.

•                                          The adoption and implementation of systems and controls to ensure proper management of third-party risk.

•                                          The taking of  all action necessary, including thorough reviews of all existing and new deposit products, marketing, and disclosures, to comply with laws and guidance related to unfair or deceptive acts or practices;

•                                          The adoption and implementation of systems and controls to ensure compliance with the Home Mortgage Disclosure Act and related regulations, with specific provisions to accurately collect and record required data on applications for, and originations, purchases, and refinancing of, home purchase and home improvement loans.

•                                          The adoption and implementation of systems and controls to ensure compliance with the Flood Disaster Protection Act and related regulations, with specific provisions to obtain adequate flood insurance when originating, extending or increasing the amounts of loans, when required, and to provide flood insurance notices to borrowers when loans are secured by a building or mobile home located in a special flood hazard area.

•                                          The submission of progress reports with respect to compliance with the Order.

•                                          The payment of restitution in amounts specified by the FDIC to certain identified depositors and former depositors alleged by the FDIC as having not been paid the appropriate amount of  interest as described in our disclosures.  The total amount of restitution to be paid shall not exceed $375,000.

•                                          The payment of a civil money penalty of $325,000.

We believe that, until we can demonstrate to the satisfaction of the FDIC that we have complied with the terms of the Consent Order, it would be difficult to obtain the necessary regulatory approvals for any application for expansion (such as establishing new offices or through acquisition).

We continue to take the steps we believe are necessary to address the requirements of the Consent Order.

Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This law has significantly changed the current bank regulatory structure and is affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many years.

Certain provisions of the Dodd-Frank Act have had a near term effect on us. For example, the law provided that the Office of Thrift Supervision, which was the primary federal regulator for Northwest Bancshares, Inc., ceased to exist one year from the date of the new law’s enactment. The Federal Reserve Board is now supervising and regulating all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including Northwest Bancshares, Inc.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will continue to be examined by their applicable bank regulators. The Dodd-Frank Act also weakened the federal preemption rules that have been applicable for national banks and federal savings associations, and gave state attorneys general the ability to enforce federal consumer protection laws.

Also effective July 2011 was a provision of the Dodd-Frank Act that eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act required publicly traded companies to give stockholders a non-binding vote on executive compensation “say-on-pay” and so-called “golden parachute” payments. The legislation directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.  The legislation also provided for origination of certain securitized loans to retain a percentage of the risk for transferred credits, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees, repealed restrictions on paying interest on checking accounts and contained a number of reforms related to mortgage origination.

Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive regulations over the next several years. Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that at a minimum the legislation and implementing regulations will increase our operating and compliance costs.

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

The Department of Banking generally examines each savings bank not less frequently than once every two years.  Although the Department of Banking may accept the examinations and reports of the Federal Deposit Insurance Corporation in lieu of its own examination, the current practice is for the Department of Banking to conduct individual examinations.  The Department of Banking may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney, or employee of a savings bank engaged in an objectionable activity, after the Department of Banking has ordered the activity to be terminated, to show cause at a hearing before the Department of Banking why such person should not be removed.  The Department of Banking may also appoint a receiver or conservator for an institution in appropriate cases.

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

The FDIC imposes assessments for deposit insurance on an insured institution quarterly according to its ranking in one of four risk categories based upon supervisory and capital evaluations.  The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus various financial ratios.  Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and their initial base assessment rate for deposit insurance is set at an annual rate of between 5 and 9 basis points of total assets less tangible equity. The initial base assessment rate for institutions in Risk Categories II, III and IV is set at annual rates of 14, 23 and 35 basis points, respectively.  These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits and unsecured debt.  The adjustments include higher premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, while providing a reduction for all institutions for their unsecured debt. Total base assessment rates after adjustments range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV.  This assessment structure represents a change, required by the Dodd-Frank Act and effective April 1, 2011, from the FDIC’s prior system, which based assessments on deposits rather than total assets less tangible equity.

On November 12, 2009, the FDIC adopted regulations that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012, along with their quarterly risk-based assessment for the fourth quarter of 2009. The FDIC collected our pre-paid assessment amounting to $32.9 million on December 30, 2009. As of December 31, 2011, our prepaid assessment balance was $16.1 million.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR) of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not yet announced how it will implement this offset or how larger institutions will be affected by it.

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

Capital Requirements

Any savings institution that fails any of the Federal Deposit Insurance Corporation capital requirements is subject to enforcement action by the Federal Deposit Insurance Corporation. Such action may include a capital directive, a cease and desist order, civil money penalties, restrictions on an institution’s operations, termination of federal deposit insurance, and the appointment of a conservator or receiver.  The Federal Deposit Insurance Corporation’s capital regulation provides that such action, through enforcement proceedings or otherwise, may require a variety of corrective measures.

Northwest Savings Bank is also subject to capital guidelines of the Department of Banking. Although not adopted in regulation form, the Department of Banking requires 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the Federal Deposit Insurance Corporation.

Prompt Corrective Action

Under federal regulations, a bank is considered to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, Tier 1 risk-based capital of 6.0% or more, Tier I leverage capital of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has total risk-based capital of 8.0% or more, Tier I risk-based capital of 4.0% or more and Tier I leverage capital of 4.0% or more (3.0% under certain circumstances), and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has total risk-based capital of less than 8.0%, Tier I risk-based capital of less than 4.0% or Tier I leverage capital of less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has total risk-based capital of less than 6.0%, Tier I risk-based capital less than 3.0%, or Tier I leverage capital of less than 3.0%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2.0%.  Institutions that fall into an “undercapitalized” category are subject to a variety of mandatory and discretionary supervisory actions, including a restriction on capital distributions and the requirement to file a capital restoration plan with the regulators.  Performance under the capital restoration plan must be guaranteed by the parent holding company up to the lesser of the amount of the capital deficiency when deemed undercapitalized or 5% of the institution’s total assets.  Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).  As of December 31, 2011, Northwest Savings Bank was “well-capitalized” for this purpose.

Loans-to-One Borrower Limitation

In accordance with the Banking Code a Pennsylvania chartered savings bank, with certain limited exceptions, may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its capital accounts, the aggregate of capital, surplus, undivided profits, capital securities and reserve for loan losses.  Our internal policy, however, is to make no loans either individually or in the aggregate to one customer in excess of $15.0 million.  This limit may be exceeded subject to the approval of the Board of Directors.  We currently have six credit relationships that equal or exceed our $15.0 million internal limit.

Activities and Investments of Insured State-Chartered Banks

Federal law generally limits the activities and equity investments of state-chartered banks insured by the Federal Deposit Insurance Corporation to those that are permissible for national banks.  Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank.  An insured state bank is not prohibited from, among other things:  (i) acquiring or retaining a majority interest in a subsidiary; (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures liability insurance for directors, trustees or officers, or blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.  Activities of state banks and their subsidiaries are generally limited to those permissible for national banks.  Exceptions include where the bank meets applicable regulatory capital requirements and the Federal Deposit Insurance Corporation determines that the proposed activity does not pose a significant risk to the deposit insurance fund.

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

Holding Company Regulation

General.  Federal law allows a state savings bank, such as Northwest Savings Bank, that qualifies as a “Qualified Thrift Lender,” as discussed below, to elect to be treated as a savings association for purposes of the savings and loan company provisions of the Home Owners’ Loan Act of 1933, as amended.  Such election results in its holding company being regulated as a savings and loan holding company by the Federal Reserve Board rather than as a bank holding company.  Northwest Bancshares, Inc. has made such an election.  Therefore, Northwest Bancshares, Inc. is a savings and loan holding company within the meaning of the Home Owners’ Loan Act of 1933, as amended.  As such, Northwest Bancshares, Inc. is registered as a savings and loan holding company with the Federal Reserve Board and is subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements.  In addition, the Federal Reserve Board has enforcement authority over Northwest Bancshares, Inc. and any non-savings institution subsidiaries of Northwest Bancshares, Inc.  Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. The business activities of Northwest Bancshares, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to financial activities.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

Federal law prohibits a savings and loan holding company, including Northwest Bancshares, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

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

Qualified Thrift Lender Test.  To be regulated as a savings and loan holding company (rather than as a bank holding company), Northwest Savings Bank must qualify as a Qualified Thrift Lender.  To qualify as a Qualified Thrift Lender, Northwest Savings Bank must be a “domestic building and loan association,” as defined in the Internal Revenue Code, or comply with the Qualified Thrift Lender test.  Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period.  As of December 31, 2011 Northwest Savings Bank met the Qualified Thrift Lender test.

Capital Requirements.  Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements.  However, the Dodd-Frank Act requires the Federal Reserve Board to set, for all depository institution holding companies, minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries.  The components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  That would exclude instruments such as trust preferred securities and cumulative preferred stock that are currently permitted for bank holding companies.  Instruments issued before May 19, 2010 will be grandfathered for companies of consolidated assets of $15 billion or less.  Bank holding companies with assets of less than $500 million are exempt from consolidated capital requirements.  Holding companies that were not regulated by the Federal Reserve Board as of May 19, 2010 (which would include most savings and loan holding companies) receive a five-year phase-in from the July 21, 2010 date of enactment of the Dodd-Frank Act.  The Federal Reserve Board has not yet adopted such capital requirements.

Source of Strength/Capital Distributions.  The Dodd-Frank Act extends to savings and loan holding companies the Federal Reserve Board’s “source of strength” doctrine, which has long applied to bank holding companies.  The regulatory agencies must promulgate regulations implementing the “source of strength” policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding capital distributions by bank holding companies that it has suggested is applicable to savings and loan holding companies as well.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized.  These regulatory policies could affect the ability of Northwest Bancshares, Inc. to pay dividends or otherwise engage in capital distributions.

Federal Securities Laws

Our common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also subject to the proxy rules, tender offer rules, insider trading restrictions, annual and periodic reporting, and other requirements of the Exchange Act.

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

As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact.  The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

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

Difficult market conditions have already affected us and our industry and may continue to do so.

Our performance is significantly impacted by the general economic conditions in our primary markets in Pennsylvania, New York, Ohio and Maryland.  Our markets have been adversely impacted by the severe national economic recession of 2008 and 2009, and the weak economic recovery has resulted in continued uncertainty in the financial markets and the expectation of weak general economic conditions continuing through 2012. The continuation of difficult market conditions is likely to result in continued high levels of unemployment, which will further weaken an already distressed economy and could result in additional defaults of mortgage loans.

At December 31, 2011, 76% of our loan portfolio was secured by properties located in Pennsylvania, with a large portion of the rest of our loans secured by real estate located in New York, Ohio and Maryland.  Negative economic conditions, such as high unemployment, in the markets where collateral for our mortgage loans is located could adversely affect the value of the collateral securing such loans.  Declines in the U.S. housing market manifested by falling home prices and increasing foreclosures, as well as unemployment and under-employment, have all negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. Our business, financial condition and results of operations could be adversely affected by recessionary or impaired recovery conditions that are longer or deeper than expected.

Due to concerns about the stability of the financial markets generally, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This tightening of credit and market instability has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect our business, financial condition and results of operations.

It cannot be known if conditions in the financial markets will improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial industry.

Negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Since the latter half of 2007, negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets and a general economic downturn which has continued into 2012.  The economic downturn has been accompanied by deteriorated loan portfolio quality at many financial institutions.  In addition, the value of real estate collateral supporting many home mortgages has declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. These negative developments along with the turmoil and uncertainties that have accompanied them have heavily influenced the formulation and enactment of the Dodd-Frank Act, along with its implications as described elsewhere in this Risk Factors section. In addition to the many future implementing rules and regulations of the Dodd-Frank Act, the potential exists for other new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be enacted. Bank regulatory agencies are expected to continue to be active in responding to concerns and trends identified in examinations. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by increasing our costs, restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, these risks could affect the value of our loan portfolio as well as the value of our investment portfolio, which would also negatively affect our financial performance.

The Dodd-Frank Act, among other things, eliminated the Office of Thrift Supervision, tightened capital standards, created a new Consumer Financial Protection Bureau and will continue to result in new rules and regulations that are expected to increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”, or the “Act”) is significantly changing the current bank regulatory structure and affecting the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminated the former primary federal regulator for the Company, the Office of Thrift Supervision, and required savings and loan holding companies, such as the Company, to be regulated and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Act also requires the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  There is a five-year transition period (from the July 21, 2010 effective date of the Act) before the new capital requirements will apply to savings and loan holding companies, such as the Company.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect on July 21, 2010.  The Act also directs the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Act also eliminated the federal prohibitions on paying interest on demand deposits effective July 21, 2011, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.

In addition, the Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Northwest, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings banks, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.  For additional changes under the Dodd-Frank Act, see “Supervision and Regulation— Dodd-Frank Wall Street Reform and Consumer Protection Act.”

It is difficult to predict at this time the full impact that the Dodd Frank Act and its implementing regulations will have on community banks, including the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act are not yet in effect, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next few years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau, may materially increase our operating and compliance costs and could restrict our ability to pay dividends.

Changes in laws and regulations and the cost of compliance with new laws and regulations may adversely affect our operations and our income.

The Company and Northwest are subject to extensive regulation, supervision and examination by the Federal Reserve Board, the Department of Banking of the Commonwealth of Pennsylvania (the “Department of Banking”), and the Federal Deposit Insurance Corporation. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on Northwest’s operations, reclassify assets, determine the adequacy of Northwest’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.

In response to the financial crisis, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts. In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. A number of the largest mortgage lenders in the United States previously voluntarily suspended all foreclosures due to document verification deficiencies.

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards. Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the Federal Reserve Board, the Department of Banking, the Consumer Financial Protection Bureau and the Federal Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2011, the fair value of our investment and mortgage-backed securities portfolio totaled $1.148 billion.  Net unrealized gains on these securities totaled $31.0 million at December 31, 2011.

At December 31, 2011, our interest rate risk analysis indicated that the market value of our equity would decrease by 14.7% if there was an instant parallel 200 basis point increase in market interest rates. See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Historically low interest rates may adversely affect our net interest income and profitability.

During the past three years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, which has been one factor contributing to the increase in our interest rate spread as interest rates decreased.  However, our ability to lower our interest expense will be limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has recently indicated its intention to maintain low interest rates until at least late 2014.  Accordingly, our net interest income may be adversely affected and may even decrease, which may have an adverse effect on our profitability.

If the allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance.  We may experience significant loan losses, which may have a material adverse effect on operating results.  We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans.  If our assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance.  Material additions to the allowance would materially decrease net income.

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

During the year ended December 31, 2011, we recognized $2.1 million of impairment losses on investment securities, of which $1.1 million was recognized as other comprehensive loss in the equity section of our balance sheet, and $937,000 was recognized as a reduction to noninterest income in our income statement.  At December 31, 2011, we held corporate debt securities and non-government agency collateralized mortgage obligations with net unrealized holding losses of $4.4 million and $701,000, respectively.

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

Our municipal bond portfolio may be impacted by the effects of economic stress on state and local governments. At December 31, 2011, we had $244.0 million invested in obligations of states, municipalities and political subdivisions (collectively referred to as our municipal bond portfolio).  We also had $84.7 million of loans outstanding and $69.6 million of unfunded commitments, open lines of credit and letters of credit to municipalities and political subdivisions.  Widespread concern currently exists regarding the stress on state and local governments emanating from: (i) declining revenues; (ii) large unfunded liabilities to government workers; and (iii) entrenched cost structures. Debt-to-gross domestic product ratios for the majority of states have been deteriorating due to, among other factors: (i) declines in federal monetary assistance provided as the United States is currently experiencing the largest deficit in its history; and (ii) lower levels of sales and property tax revenue as unemployment remains elevated and the housing market continues to remain unstable. This concern has led to speculation about the potential for a significant deterioration in the municipal bond market, which could materially affect our results of operations, financial condition and liquidity. We may not be able to mitigate the exposure in our municipal portfolio if state and local governments are unable to fulfill their obligations. The risk of widespread issuer defaults may also increase if there are changes in legislation that permit states, or additional municipalities and political subdivisions, to file for bankruptcy protection or if there are judicial interpretations that, in a bankruptcy or other proceeding, lessen the value of any structural protections.

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.   On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank.  These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which we are subject, including those described above.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                                                PROPERTIES

As of December 31, 2011, we conducted our business through our main office located in Warren, Pennsylvania, 132 other full-service offices and eight free-standing drive-up locations throughout our market area in central and western Pennsylvania, 18 offices in western New York, four offices in eastern Ohio and five offices in Maryland. Northwest Bancshares, Inc. and its wholly-owned subsidiaries also operated 52 consumer finance offices located throughout Pennsylvania. At December 31, 2011, our premises and equipment had an aggregate net book value of approximately $132.2 million.

ITEM 3.                                                LEGAL PROCEEDINGS

Northwest Bancshares, Inc. and its subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our results of operations.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Select Market under the symbol “NWBI.” As of February 22, 2012, we had 24 registered market makers, 15,109 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 97,519,701 shares outstanding. The following table sets forth market price and dividend information for our common stock.

			Cash
Year Ended			Dividends
December 31, 2011	High	Low	Declared
First Quarter	$12.59	$11.47	$0.10
Second Quarter	$12.67	$11.90	$0.11
Third Quarter	$13.36	$10.74	$0.11
Fourth Quarter	$12.93	$11.33	$0.11

			Cash
Year Ended			Dividends
December 31, 2010	High	Low	Declared
First Quarter	$12.04	$11.15	$0.10
Second Quarter	$12.79	$11.10	$0.10
Third Quarter	$12.30	$10.55	$0.10
Fourth Quarter	$11.90	$10.24	$0.10

Payment of dividends on our shares of common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, our results of operations and financial condition, tax considerations and general economic conditions.  No assurance can be given that dividends will continue to be declared or, if declared, what the amount of dividends will be.  See “Supervision and Regulation — Holding Company Regulation — Source of Strength/Capital Distributions” for additional information regarding our ability to pay dividends.

There were no sales of unregistered securities during the quarter ended December 31, 2011.

The following tables disclose information regarding repurchases of shares of common stock during the quarter ended December 31, 2011, and includes the repurchase programs announced on August 10, 2011 and September 26, 2011.  The repurchase programs are for 5,150,000 and 4,750,000 shares, respectively, and do not have expiration dates.

Month	Number of shares purchased	Avergae price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (1)	Maximum number of shares yet to be purchased under the plan (1)
October	100,100	$11.50	100,100	1,227,747
November	70,000	11.49	70,000	1,157,747
December	—	—	—	1,157,747
	170,100	$11.50

Month	Number of shares purchased	Avergae price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (2)	Maximum number of shares yet to be purchased under the plan (2)
October	—	$—	—	4,750,000
November	—	—	—	4,750,000
December	—	—	—	4,750,000
	—	$—

(1) Reflects program for 5,150,000 shares announced August 10, 2011.
(2) Reflects program for 4,750,000 shares announced September 26, 2011.

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on our Common Stock between December 31, 2006 and December 31, 2011, adjusted to reflect the 2.25-for-one stock split in connection with the mutual-to-stock conversion of Northwest Bancorp, MHC on December 18, 2009, (b) the cumulative total return on stocks included in the Total Return Index for the Nasdaq Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the Nasdaq Bank Index over such period.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that our stock performance will continue in the future with the same or similar trend depicted in the graph.  We will not make or endorse any predictions as to future stock performance.

	12/31/06	12/31/07	12/31/08	12/18/09	12/31/09	12/31/10	12/31/11

Northwest Bancshares, Inc.	100.00	99.76	83.04	103.71	102.98	111.34	121.84
NASDAQ Composite	100.00	110.26	65.65	90.16	95.19	112.10	110.81
NASDAQ Bank	100.00	76.94	64.14	52.28	53.93	61.47	54.83

ITEM 6.                                                SELECTED FINANCIAL DATA

Selected Financial and Other Data

The summary financial information presented below is derived in part from the consolidated financial statements of Northwest Bancshares, Inc. and subsidiaries after December 18, 2009 (the date of our second-step conversion), and from the consolidated financial statements of Northwest Bancorp, Inc. and subsidiaries prior to December 18, 2009.  The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes included elsewhere in this document.  The information at December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 is derived in part from the audited consolidated financial statements that appear in this document.  The information at December 31, 2009, 2008 and 2007, and for the year ended December 31, 2008 and 2007, is derived in part from audited consolidated financial statements that do not appear in this document.

	At December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Consolidated Financial Data:
Total assets	$7,957,705	$8,148,155	8,025,298	6,930,241	6,663,516
Investment securities held-to-maturity	74,692	106,520	—	—	—
Investment securities available-for-sale	279,125	246,765	333,522	393,531	601,620
Mortgage-backed securities held-to-maturity	156,697	251,402	—	—	—
Mortgage-backed securities available-for-sale	629,224	703,698	733,567	745,639	531,747
Loans receivable net:
Residential mortgage loans	2,388,884	2,391,450	2,326,354	2,462,106	2,393,744
Home equity	1,076,099	1,088,278	1,073,718	1,031,478	989,321
Other consumer loans	240,364	249,966	267,311	261,398	261,598
Commerial real estate loans	1,403,619	1,314,487	1,214,274	1,050,681	826,180
Commercial loans	375,831	417,883	351,597	340,874	324,779
Total loans receivable, net (1)	5,480,381	5,457,593	5,229,062	5,141,892	4,795,622
Deposits	5,780,325	5,764,336	5,624,424	5,038,211	5,542,334
Advances from Federal Home Loan Bank and other borrowed funds	827,925	891,293	897,326	1,067,945	339,115
Shareholders’ equity	1,154,904	1,307,450	1,316,515	613,784	612,878

(1)         Total includes unallocated allowance for loan losses of  $4.4 million, $4.5 million, $4.2 million and $4.6 million for December 31, 2011, 2010, 2009 and 2008, respectively.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands except per share data)
Selected Consolidated Operating Data:
Total interest income	$360,070	370,568	364,463	388,659	396,031
Total interest expense	92,801	112,927	135,806	169,293	211,015
Net interest income	267,269	257,641	228,657	219,366	185,016
Provision for loan losses	34,170	40,486	41,847	22,851	8,743
Net interest income after provision for loan losses	233,099	217,155	186,810	196,515	176,273
Noninterest income	58,136	60,398	53,337	38,752	43,022
Noninterest expense	200,227	196,508	200,494	170,128	152,742
Income before income tax expense	91,008	81,045	39,653	65,139	66,553
Income tax expense	26,857	23,522	7,000	16,968	17,456
Net income	$64,151	57,523	32,653	48,171	49,097
Earnings per share:
Basic	$0.64	0.53	0.30	0.44	0.44
Diluted	$0.64	0.53	0.30	0.44	0.44

At or For the Year Ended December 31,
2011	2010	2009	2008	2007
Selected Financial Ratios and Other Data:
Return on average assets (1)	0.80%	0.71%	0.46%	0.70%	0.73%
Return on average equity (2)	5.24%	4.40%	4.71%	7.75%	8.18%
Average capital to average assets	15.18%	16.09%	9.67%	9.04%	8.96%
Capital to total assets	14.51%	16.05%	16.40%	8.86%	9.20%
Tangible common equity to tangible assets	12.60%	14.19%	14.53%	6.36%	6.50%
Net interest rate spread (3)	3.39%	3.19%	3.30%	3.25%	2.74%
Net interest margin (4)	3.68%	3.52%	3.56%	3.57%	3.10%
Noninterest expense to average assets	2.48%	2.42%	2.80%	2.48%	2.28%
Efficiency ratio	61.53%	61.79%	71.10%	65.91%	66.98%
Noninterest income to average assets	0.72%	0.74%	0.74%	0.56%	0.64%
Net interest income to noninterest expense	1.35	x	1.31	x	1.14	x	1.29	x	1.21	x
Dividend payout ratio (5)	67.19%	75.47%	130.37%	88.89%	84.85%
Nonperforming loans to net loans receivable	2.39%	2.72%	2.38%	1.93%	1.03%
Nonperforming assets to total assets	1.99%	2.08%	1.81%	1.67%	0.87%
Allowance for loan losses to nonperforming loans	54.26%	51.49%	56.49%	55.37%	84.22%
Allowance for loan losses to net loans receivable	1.30%	1.40%	1.35%	1.07%	0.87%
Average interest-earning assets to average interest-bearing liabilities	1.22	x	1.22	x	1.12	x	1.10	x	1.10	x
Number of full-service offices	168	171	171	167	166
Number of consumer finance offices	52	52	51	51	51

(1)               Represents net income divided by average assets.

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

Our net income was $64.2 million, or $0.64 per diluted share, for the year ended December 31, 2011 compared to $57.5 million, or $0.53 per diluted share, for the year ended December 31, 2010 and $32.7 million, or $0.30 per diluted share, for the year ended December 31, 2009.  The loan loss provision was $34.2 million for the year ended December 31, 2011 compared to $40.5 million for the year ended December 31, 2010 and $41.8 million for the year ended December 31, 2009.  We recorded other-than-temporary impairment charges for securities, which were reflected as a reduction of noninterest income, of $937,000, $1.5 million and $6.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

We did not significantly change our underwriting standards in the past several years nor did we add controversial residential loan products.  Other than our loans for the construction of one- to four-family residential mortgage loans, we do not solicit “interest only” mortgage loans on one- to four-family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan).  We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.  We do not directly offer “subprime loans” (loans that generally target borrowers with FICO scores of less than 660) or Alt-A loans (traditionally defined as loans having less than full documentation).  However, a portion of the loans originated by one of our subsidiaries, Northwest Consumer Discount Company (“NCDC”), consists of loans to persons with credit scores that would cause such loans to be considered subprime.  NCDC has been in operation for over 25 years and has 52 offices throughout Pennsylvania.  NCDC offers a variety of consumer loans for automobiles, appliances and furniture as well as residential mortgage loans.  At December 31, 2011, NCDC’s total loan portfolio was approximately $114.4 million with an average loan size of $4,400, an average FICO score of 620 and an average yield of approximately 17.7%.  NCDC’s total delinquency has remained steady at approximately 3.7% of outstanding loans, with loans nonperforming for 90 days or more at 1.4% of loans outstanding.  Annual net charge-offs average approximately $2.8 million, or 2.5% of outstanding loans, and it maintains an allowance for loan losses of $5.5 million, or 4.9% of loans. Although loans originated through NCDC have higher average rates of delinquency and charge-offs than similar loans originated directly by Northwest Savings Bank, management believes that the higher yields on loans originated through NCDC compensate for the incremental credit risk exposure.

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

Allowance for Loan Losses.  We recognize that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan, the creditworthiness of the borrower, general economic conditions and the quality of the collateral for the loan.  We maintain an allowance for loan losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable losses based on all available information. The allowance for loan losses is based on management’s evaluation of the collectability of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations and estimated collateral values, and current economic conditions. The loan portfolio and other credit exposures are regularly reviewed by management in its determination of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. As an integral part of their examination process, regulatory agencies periodically review our allowance for loan losses and may require us to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are derived using our historical loss experience and may be adjusted for factors that affect the collectability of the portfolio as of the evaluation date. Commercial loans over $1.0 million that are criticized are evaluated individually to determine the required allowance for loan losses and to evaluate the potential impairment.  Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of loans deteriorate as a result of the factors discussed previously. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations. The allowance is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results.  Management believes that all known losses as of December 31, 2011 and 2010 have been recorded as of those dates.

Valuation of Investment Securities.  Our investment securities are classified as either held-to-maturity or available-for-sale.  Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value.  Unrealized gains or losses, net of deferred taxes, are reported in other comprehensive income as a separate component of shareholders’ equity. In general, fair value is based upon quoted market prices of identical assets, when available. If quoted market prices are not available, fair value is based upon valuation models that use cash flow, security structure and other observable information. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Annually, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the detailed valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.  No adjustments were made to any broker quotes received by us.

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

In determining the projected benefit obligations for pension benefits at December 31, 2011 and 2010, we used a discount rate of 4.39% and 5.57%, respectively.  We use the Citigroup Pension Liability Index rates matching the duration of our benefit payments as of the measurement date to determine the discount rate.  Our measurement date is December 31.

Balance Sheet Analysis

Assets.  Total assets at December 31, 2011 were $7.958 billion, a decrease of $190.5 million, or 2.3%, from $8.148 billion at December 31, 2010. This decrease in assets was primarily caused by a decrease in our marketable securities portfolio of $168.6 million, or 12.9%, to $1.140 billion at December 31, 2011 from $1.308 billion at December 31, 2010.

Cash and Investments.  Total cash and investments decreased by $199.5 million, or 9.8%, to $1.828 billion at December 31, 2011, from $2.028 billion at December 31, 2010. This decrease was a result of the repurchase of 14,437,253 shares of common stock at a total cost of $172.7 million during 2011. We also repaid $50.0 million of FHLB advances that matured in 2011.

Loans receivable.  Net loans receivable increased by $22.8 million, or 0.4%, to $5.480 billion at December 31, 2011, from $5.458 billion at December 31, 2010. Loan demand for most of the year was weak, with originations of $1.928 billion nearly offset by loan sales, maturities and repayments of $1.854 billion for the year ended December 31, 2011.  We reduced the sale of residential mortgage loans to $88.2 million in 2011 compared to $205.3 million in 2010 due to our strong liquidity position, low loan demand and low yields on investment securities.  During the year ended December 31, 2011 gross commercial real estate loans increased by $58.1 million, or 4.1%, while all other loans classes decreased.

Total loans 30 days or more past due decreased by $26.8 million, or 13.3%, to $174.9 million at December 31, 2011 from $201.7 million at December 31, 2010.  The December 31, 2011 amount consisted of 3,412 loans, while the December 31, 2010 amount consisted of 3,517 loans. Delinquencies for all classes of loans with the exception of other consumer loans decreased during the year ended December 31, 2011. Delinquencies on residential mortgage loans decreased by $4.4 million, or 5.9%, delinquencies on home equity loans decreased by $1.9 million, or 9.1%, delinquencies on commercial real estate decreased by $17.2 million, or 22.8% and delinquencies on commercial loans decreased by $3.4 million, or 16.0%.  Although delinquencies remain at historically elevated levels due primarily to the continued economic downturn, 2011 marks the first year since the economic downturn began in 2008 in which both total delinquency and loans 90 or more days delinquent decreased from the prior year.

Set forth below are selected data relating to the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Personal Banking:
Residential mortgage loans	$2,414,992	42.9%	2,432,421	42.9%	2,371,996	43.8%	2,492,940	47.2%	2,430,117	48.9%
Home equity loans	1,084,786	19.3%	1,095,953	19.3%	1,080,011	19.9%	1,035,954	19.6%	992,335	20.0%
Other consumer loans:
Automobile	80,839	1.4%	88,486	1.6%	101,046	1.9%	102,267	2.0%	125,298	2.5%
Education loans	18,840	0.3%	21,957	0.4%	32,860	0.6%	38,152	0.7%	14,551	0.3%
Loans on savings accounts	11,764	0.2%	11,850	0.2%	12,209	0.2%	11,191	0.2%	10,563	0.2%
Other (1)	134,246	2.4%	133,483	2.3%	127,750	2.4%	115,913	2.2%	117,831	2.4%
Total other consumer loans	245,689	4.3%	255,776	4.5%	273,865	5.1%	267,523	5.1%	268,243	5.4%
Total Personal Banking	3,745,467	66.5%	3,784,150	66.7%	3,725,872	68.8%	3,796,417	71.9%	3,690,695	74.3%

Business Banking:
Commercial real estate	1,481,127	26.3%	1,423,021	25.1%	1,292,145	23.8%	1,100,218	20.8%	906,594	18.3%
Commercial loans	408,462	7.2%	463,006	8.2%	403,589	7.4%	387,145	7.3%	367,459	7.4%
Total Business Banking	1,889,589	33.5%	1,886,027	33.3%	1,695,734	31.2%	1,487,363	28.1%	1,274,053	25.7%
Total loans receivable, gross	5,635,056	100.0%	5,670,177	100.0%	5,421,606	100.0%	5,283,780	100.0%	4,964,748	100.0%

Deferred loan fees	(4,752)		(7,165)		(7,030)		(5,041)		(4,179)
Undisbursed loan proceeds	(78,785)		(129,007)		(115,111)		(81,918)		(123,163)
Allowance for loan losses:
Personal Banking:
Residential mortgage loans	(8,482)		(6,854)		(9,349)		(4,138)		(6,623)
Home equity loans	(8,687)		(7,675)		(6,293)		(4,476)		(3,014)
Other consumer loans:	(5,325)		(5,810)		(6,554)		(6,125)		(6,645)
Total Personal Banking	(22,494)		(20,339)		(22,196)		(14,739)		(16,282)
Business Banking:
Commercial real estate	(32,148)		(35,832)		(23,942)		(20,501)		(19,217)
Commercial loans	(12,080)		(15,770)		(20,073)		(15,044)		(6,285)
Total Business Banking	(44,228)		(51,602)		(44,015)		(35,545)		(25,502)
Unallocated	(4,416)		(4,471)		(4,192)		(4,645)		—
Total allowance for loan losses	(71,138)		(76,412)		(70,403)		(54,929)		(41,784)
Total loans receivable, net	$5,480,381		5,457,593		5,229,062		5,141,892		4,795,622

(1)     Consists primarily of secured and unsecured personal loans.

The following table sets forth the recorded investment in loans receivable by state (based on borrowers’ residence) at December 31, 2011.

(Dollars in thousands)	Residential Mortgage	(1)	Home equity	(2)	Other consumer	(3)	Commercial real estate loans	(4)	Commercial loans	(5)	Total	(6)
Pennsylvania	$1,978,512	82.5%	925,368	85.3%	225,827	91.9%	849,702	59.2%	258,775	66.7%	4,238,184	76.3%
New York	159,389	6.7%	104,194	9.6%	11,191	4.6%	356,868	24.9%	56,128	14.5%	687,770	12.4%
Ohio	19,895	0.8%	11,677	1.1%	3,022	1.2%	35,882	2.5%	10,072	2.6%	80,548	1.5%
Maryland	168,247	7.0%	33,816	3.1%	1,417	0.6%	114,839	8.0%	25,942	6.7%	344,261	6.2%
Florida	27,551	1.2%	8,057	0.7%	1,473	0.6%	40,904	2.8%	17,340	4.5%	95,325	1.7%
All other	43,772	1.8%	1,674	0.2%	2,759	1.1%	37,572	2.6%	19,654	5.0%	105,431	1.9%
Total	$2,397,366	100.0%	1,084,786	100.0%	245,689	100.0%	1,435,767	100.0%	387,911	100.0%	5,551,519	100.0%

(1)  Percentage of total mortgage loans

(2)  Percentage of total home equity loans

(3)  Percentage of total other consumer loans

(4)  Percentage of total commercial real estate loans

(5)  Percentage of total commercial loans

(6)  Percentage of total loans

The following table sets forth the maturity or period of re-pricing of our loan portfolio at December 31, 2011.  Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

At December 31, 2011 (In thousands)	Due in one year or less	Due after one year through two years	Due after two year through three years	Due after three year through five years	Due after five years	Total
Personal Banking:
Residental mortgage loans	$175,625	130,622	115,237	232,366	1,761,142	2,414,992
Home equity loans	144,346	103,319	92,998	154,115	590,008	1,084,786
Other consumer loans	173,615	13,115	15,952	43,007	—	245,689
Total Personal Banking	493,586	247,056	224,187	429,488	2,351,150	3,745,467

Business Banking:
Commercial real estate loans	501,856	225,398	218,859	472,308	62,706	1,481,127
Commercial loans	138,401	62,160	60,356	130,252	17,293	408,462
Total Business Banking	640,257	287,558	279,215	602,560	79,999	1,889,589

Total	$1,133,843	534,614	503,402	1,032,048	2,431,149	5,635,056

The following table sets forth at December 31, 2011, the dollar amount of all fixed-rate and adjustable-rate loans due after one year or more.  Adjustable- and floating-rate loans are included in the table based on the contractual due date of the loan.

At December 31, 2011 (In thousands)	Fixed	Adjustable	Total
Personal Banking:
Residental mortgage loans	$2,238,997	38,356	2,277,353
Home equity loans	681,336	259,104	940,440
Other consumer loans	38,874	132,026	170,900
Total Personal Banking	2,959,207	429,486	3,388,693

Business Banking:
Commercial real estate loans	460,945	823,422	1,284,367
Commercial loans	137,759	216,440	354,199
Total Business Banking	598,704	1,039,862	1,638,566

Total	$3,557,911	1,469,348	5,027,259

Investment securities.  Investment securities decreased by $168.6 million, or 12.9%, to $1.140 billion at December 31, 2011 from $1.308 billion at December 31, 2010. This decrease was a result of our decision to deploy excess funds for the repurchase of 14,437,253 shares of common stock at a total cost of $172.7 million during 2011. During the year ended December 31, 2011, we recognized other-than-temporary credit related impairment charges of $937,000 on three private label collateralized mortgage obligations.

The following table sets forth certain information regarding the amortized cost and fair value of our available-for-sale investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
			(In thousands)

Residential mortgage-backed securities available for sale:
Fixed-rate pass through certificates	$110,364	118,564	111,581	118,722	145,363	151,756
Variable-rate pass through certificates	135,103	141,778	167,685	174,937	231,232	239,041
Fixed-rate non-agency CMOs	9,521	8,974	13,825	13,073	18,919	17,179
Fixed-rate agency CMOs	112,670	116,136	112,483	112,791	19,994	20,976
Variable-rate non-agency CMOs	1,104	950	3,274	2,895	9,075	7,905
Variable-rate agency CMOs	240,963	242,822	277,031	281,280	294,398	296,710

Total residential mortgage-backed securities available for sale	609,725	629,224	685,879	703,698	718,981	733,567

Investment securities available for sale:
U.S. Government, agency and GSEs	75,576	76,238	18,499	18,886	76,632	77,938
Municipal securities	162,491	169,288	214,535	208,293	235,128	237,456
Corporate debt issues	25,536	21,134	26,017	18,860	27,382	17,001
Equity securities and mutual funds	12,080	12,465	641	726	1,054	1,127

Total investment securities available for sale	$275,683	279,125	259,692	246,765	340,196	333,522

The following table sets forth certain information regarding the amortized cost and fair value of our held-to-maturity investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
			(In thousands)

Residential mortgage-backed securities held to maturity:
Fixed-rate pass through certificates	$24,160	25,259	29,820	30,226	—	—
Variable-rate pass through certificates	9,066	9,160	9,853	9,932	—	—
Fixed-rate agency CMOs	108,881	111,642	186,948	186,171	—	—
Variable-rate agency CMOs	14,590	14,870	24,781	25,174	—	—

Total residential mortgage-backed securities held to maturity	156,697	160,931	251,402	251,503	—	—

Investment securities held to maturity:
U.S. Government, agency and GSEs	—	—	26,500	26,536	—	—
Municipal securities	74,692	78,481	80,020	76,087	—	—

Total investment securities held to maturity	$74,692	78,481	106,520	102,623	—	—

The following table sets forth information regarding the issuers and the carrying value of our mortgage-backed securities at the dates indicated.

	At December 31,
	2011	2010	2009
		(In thousands)
Residential mortgage-backed securities:
FNMA	$333,188	355,727	256,981
GNMA	142,774	223,768	126,164
FHLMC	280,686	335,803	324,562
SBA	18,624	23,094	—
Other (non-agency)	10,649	16,708	25,860
Total mortgage-backed securities	$785,921	955,100	733,567

Investment Portfolio Maturities and Yields.  The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for our investment securities and mortgage-backed securities portfolios at December 31, 2011.  Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	At December 31, 2011
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Fair Value	Annualized Weighted Average Yield
					(Dollars in thousands)

Investment securities available for sale:
Government sponsored entities	$—	—	36,295	1.18%	29,557	1.84%	9,665	0.60%	75,517	76,179	1.36%
U.S. Government and agency obligations	59	1.19%	—	—	—	—	—	—	59	59	1.19%
Municipal securities	—	—	10,633	3.96%	27,817	4.14%	124,041	4.35%	162,491	169,288	4.29%
Corporate debt issues	500	2.91%	—	—	—	—	25,036	3.08%	25,536	21,134	3.07%
Equity securities and mutual funds	—	—	—		—	—	12,080	1.25%	12,080	12,465	1.25%
Total investment securities available for sale	559	2.73%	46,928	1.18%	57,374	2.95%	170,822	3.73%	275,683	279,125	3.24%
Residential mortgage-backed securities available for sale:
Pass through certificates	135,145	3.36%	2,458	4.41%	31,690	2.69%	76,174	5.19%	245,467	260,342	3.85%
CMOs	242,067	0.97%	2	6.15%	74,026	2.11%	48,163	2.71%	364,258	368,882	1.43%
Total residential mortgage-backed securities available for sale	377,212	1.82%	2,460	4.41%	105,716	2.28%	124,337	4.23%	609,725	629,224	2.40%

Investment securities held-to-maturity:
Municipal securities	—	—	—	—	3,677	3.65%	71,015	4.05%	74,692	78,481	4.03%
Total investment securities held-to-maturity	—	—	—	—	3,677	3.65%	71,015	4.05%	74,692	78,481	4.03%
Residential mortgage-backed securities held-to-maturity:
Pass through certificates	9,066	2.70%	—	—	—	—	24,160	3.29%	33,226	34,419	3.13%
CMOs	14,590	1.31%	—	—	19,671	2.22%	89,210	3.26%	123,471	126,512	2.86%
Total residential mortgage-backed securities held-to-maturity	23,656	1.84%	—	—	19,671	2.22%	113,370	3.27%	156,697	160,931	2.92%
Total investment securities and mortgage-backed	$401,427	1.83%	49,388	1.94%	186,438	2.51%	479,544	3.80%	1,116,797	1,147,761	2.79%

The following tables set forth information with respect to gross unrealized holding gains and losses on our portfolio of available-for-sale investment securities as of December 31, 2011.

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
		(In thousands)
Debt issued by the U.S. government and agencies:
Due in one year or less	$59	—	—	59

Debt issued by government sponsored enterprises:
Due in one year - five years	36,295	134	—	36,429
Due in five years - ten years	29,557	638	(61)	30,134
Due after ten years	9,665	—	(49)	9,616

Equity securities	12,080	644	(259)	12,465

Municipal securities:
Due in one year - five years	10,633	291	—	10,924
Due in five years - ten years	27,817	1,336	—	29,153
Due after ten years	124,041	5,350	(180)	129,211

Corporate debt issues:
Due in one year or less	500	—	—	500
Due after ten years	25,036	233	(4,635)	20,634

Residential mortgage-backed securities:
Fixed rate pass-through	110,364	8,201	(1)	118,564
Variable rate pass-through	135,103	6,679	(4)	141,778
Fixed rate non-agency CMOs	9,521	188	(735)	8,974
Fixed rate agency CMOs	112,670	3,466	—	116,136
Variable rate non-agency CMOs	1,104	—	(154)	950
Variable rate agency CMOs	240,963	1,991	(132)	242,822
Total residential mortgage-backed securities	609,725	20,525	(1,026)	629,224
Total marketable securities available-for-sale	$885,408	29,151	(6,210)	908,349

The following tables set forth information with respect to gross unrealized holding gains and losses on our portfolio of held-to-maturity investment securities as of December 31, 2011.

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
		(In thousands)
Municipal securities:
Due in five - ten years	$3,677	174	—	3,851
Due after ten years	71,015	3,615	—	74,630

Residential mortgage-backed securities:
Fixed rate pass-through	24,160	1,099	—	25,259
Variable rate pass-through	9,066	94	—	9,160
Fixed rate agency CMOs	108,881	2,761	—	111,642
Variable rate agency CMOs	14,590	280	—	14,870
Total residential mortgage-backed securities	156,697	4,234	—	160,931
Total marketable securities held-to-maturity	$231,389	8,023	—	239,412

We review our investment portfolio on a quarterly basis for indications of impairment.  This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer.  In addition, management must assert that it does not have the intent to sell the security and that it is more likely than not that we will not have to sell the security before recovery of its cost basis.  Other investments are evaluated using our best estimate of future cash flows.  If our estimate of cash flow determines that it is expected an adverse change has occurred, other-than-temporary impairment would be recognized for the credit loss.

The following table shows the fair value and gross unrealized losses on our investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2011.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss
			(In thousands)
U.S. government and agencies	$24,601	(61)	9,648	(49)	34,249	(110)
Municipal securities	—	—	2,317	(180)	2,317	(180)
Corporate issues	3,537	(219)	15,067	(4,416)	18,604	(4,635)
Equity securities	4,178	(258)	18	(1)	4,196	(259)
Residential mortgage- backed securities - non-agency	—	—	4,971	(889)	4,971	(889)
Residential mortgage- backed securities - agency	85,921	(100)	14,353	(37)	100,274	(137)

Total temporarily impaired securities	$118,237	(638)	46,374	(5,572)	164,611	(6,210)

As of December 31, 2011, we had six investments in corporate issues with a total book value of $19.5 million and total fair value of $15.1 million, where book value exceeded carrying value for more than 12 months.  These investments were two single issuer trust preferred investments and four pooled trust preferred investments.  The single issuer trust preferred investments were evaluated for other-than-temporary impairment by determining the strength of the underlying issuer.  In each case, the underlying issuer was “well-capitalized” for regulatory purposes,  none of the issuers have deferred interest payments or announced the intention to defer interest payments.  We believe the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR is significantly lower than current market spreads.  We concluded the impairment of these investments was considered temporary.  In making that determination, we also considered the duration and the severity of the losses.  The pooled trust preferred investments were evaluated for other-than-temporary impairment considering duration and severity of losses, actual cash flows, projected cash flows, performing collateral, the class of securities we owned and the amount of additional defaults the structure could withstand prior to the security experiencing a disruption in cash flows.  None of these investments have experienced a disruption in cash flows nor are we projecting near-term cash flow disruptions.  We concluded, based on all facts evaluated, the impairment of these investments was considered temporary and management asserts that we do not have the intent to sell these investments and that it is more likely than not we will not have to sell the investments before recovery of their cost basis.

The following table provides class, book value, fair value and ratings information for our portfolio of corporate securities that had an unrealized loss as of December 31, 2011.

		Total
		Book	Fair	Unrealized	Moody’s/ Fitch
Description	Class	Value	Value	Losses	Ratings
			(In thousands)
Bank Boston Capital Trust (1)	N/A	$988	673	(315)	Ba1/ BBB-
Huntington Capital Trust	N/A	1,425	1,090	(335)	Baa3/ BBB-
Commercebank Capital Trust	N/A	886	880	(6)	Not rated/ Not rated
North Fork Capital Trust (2)	N/A	1,007	977	(30)	Baa3/ BBB
Ocean Shore Capital Trust	N/A	863	700	(163)	Not rated/ Not rated
Reliance Capital Trust	N/A	1,000	980	(20)	Not rated/ Not rated
I-PreTSL I	Mezzanine	1,500	442	(1,058)	Not rated/ CCC
I-PreTSL II	Mezzanine	1,500	603	(897)	Not rated/ B
PreTSL XIX	Senior A-1	8,660	7,304	(1,356)	Baa2/ BBB
PreTSL XX	Senior A-1	5,410	4,955	(455)	Ba2/ BB
		$23,239	18,604	(4,635)

(1)         Bank Boston was acquired by Bank of America

(2)         North Fork was acquired by Capital One

The following table provides collateral information, where available, on the entire pool for trust preferred securities included in the previous table as of December 31, 2011.

				Additional
				Immediate
				defaults before
		Current		causing an
	Total	deferrals	Performing	interest
Description	Collateral	and defaults	Collateral	shortfall
		(In thousands)
I-PreTSL I	$193,500	32,500	161,000	90,900
I-PreTSL II	343,500	17,500	326,000	153,395
PreTSL XIX	650,081	146,900	503,181	175,000
PreTSL XX	552,238	164,500	387,738	106,000

Mortgage-backed securities include agency (Fannie Mae, Freddie Mac and Ginnie Mae) mortgage-backed securities and non-agency collateralized mortgage obligations.  We review our portfolio of agency mortgage-backed securities quarterly for impairment.  As of December 31, 2011, we believe that the impairment within our portfolio of agency mortgage-backed securities is temporary.  As of December 31, 2011, we had ten non-agency collateralized mortgage obligations with total book value of $10.6 million and total fair value of $9.9 million.  During the year ended December 31, 2011, we recognized other-than-temporary credit related impairment of $937,000 related to three of these investments.  After recognizing the other-than-temporary impairment, our book value on these three investments was $4.8 million, with a fair value of $4.1 million.  We determined how much of the impairment was credit related and noncredit related by analyzing cash flow estimates, estimated prepayment speeds, loss severity and conditional default rates.  We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.  The impairment on the other seven collateralized mortgage obligations, with book value of $5.7 million and fair value of $5.8 million, were also reviewed considering the severity and length of impairment. After this review, we determined that the impairment on these seven securities was temporary.

The following table shows issuer specific information, book value, fair value, unrealized losses and other-than-temporary impairment recorded in earnings for our portfolio of non-agency collateralized mortgage obligations as of December 31, 2011.

				Cumulative
		Total		impairment
	Book	Fair	Unrealized	recorded in
Description	Value	Value	Loss	earnings
		(In thousands)
AMAC 2003-6 2A2	$364	374	—	—
AMAC 2003-6 2A8	753	775	—	—
AMAC 2003-7 A3	461	466	—	—
BOAMS 2005-11 1A8	1,938	2,069	—	(146)
CWALT 2005-J14 A3	4,756	4,021	(735)	(676)
CFSB 2003-17 2A2	726	736	—	—
WAMU 2003-S2 A4	523	533	—	—
CMLTI 2005-10 1A5B	73	33	(40)	(3,531)
SARM 2005-21 4A2	53	22	(31)	(3,193)
WFMBS 2003-B A2	978	895	(83)	—
	$10,625	9,924	(889)	(7,546)

As of December 31, 2011, we had four investments in municipal securities with a total book value of $2.5 million and a total fair value of $2.3 million, where book value exceeded fair value for more than 12 months.  We review our portfolio of municipal securities quarterly for impairment. We initially evaluate investments in municipal securities for other-than-temporary impairment by comparing the fair value, provided to us by two third party pricing source using quoted prices for similar assets that are actively traded, to the carrying value.  When an investment’s fair value is below 80% of the carrying value we then compare the stated interest rate to current market interest rates to determine if the decline in fair value is attributable to interest rates.  If the stated interest rate approximates current interest rates for similar securities, we determine if the investment is rated and if so, if the rating has changed in the current period.  If the rating has not changed during the current period, we review publicly available information to determine if there has been any negative change in the underlying municipality.  As of December 31, 2011, we have determined that all of the impairment in our municipal securities portfolio is noncredit related and therefore temporary. The four investments in municipal securities discussed above represent two Pennsylvania municipalities.

The following table provides information for our portfolio of municipal securities that have been in an unrealized loss position for more than 12 months as of December 31, 2011:

		Total
		Book	Fair	Unrealized
Description	State	Value	Value	Losses	Rating
			(In thousands)
Cambridge Area JT Revenue	PA	$595	544	(51)	Not rated
West Reading General Obligation	PA	424	411	(13)	BBB
West Reading General Obligation	PA	492	475	(17)	BBB
West Reading General Obligation	PA	986	887	(99)	BBB
		$2,497	2,317	(180)

Deposits.    Deposits increased by $16.0 million, or 0.3%, to $5.780 billion at December 31, 2011 from $5.764 billion at December 31, 2010. Deposit balances increased across all of our products with the exception of certificates of deposit.  During 2011 we have continued our emphasis on generating checking accounts and other low cost deposits. Checking accounts increased by $101.7 million, or 7.5%, to $1.459 billion at December 31, 2011 from $1.358 billion at December 31, 2010. Savings accounts increased by $87.4 million, or 4.5%, to $2.036 billion at December 31, 2011 from $1.949 billion at December 31, 2010.

The following table sets forth the dollar amount of deposits in each state indicated as of December 31, 2011.

State	Balance	Percent
	(Dollars in thousands)

Pennsylvania	$4,742,984	82.0%
New York	663,592	11.5%
Ohio	57,581	1.0%
Maryland	283,266	4.9%
Florida	32,902	0.6%
Total	$5,780,325	100.0%

The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2011.

Maturity Period	Certificates of Deposit
(In thousands)

Three months or less	$121,678
Over three months through six months	96,604
Over six months through twelve months	122,372
Over twelve months	255,684
Total	$596,338

The following table sets forth the dollar amount of deposits in the various types of accounts we offered at the dates indicated.

	At December 31,
	2011			2010			2009
	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)
				(Dollars in thousands)

Savings accounts	$1,072,278	18.5%	0.41%	1,049,194	18.2%	0.60%	924,461	16.4%	0.85%
Checking accounts	1,459,236	25.2	0.06%	1,357,538	23.6	0.07%	1,255,146	22.3	0.13%
Money market accounts	963,994	16.7	0.40%	899,688	15.6	0.52%	820,076	14.6	0.91%
Certificates of deposit:
Maturing within 1 year	1,356,963	23.5	1.95%	1,230,549	21.3	1.62%	1,545,784	27.5	2.43%
Maturing 1 to 3 years	488,647	8.5	1.82%	1,011,806	17.6	2.88%	958,027	17.0	3.46%
Maturing more than 3 years	439,207	7.6	2.41%	215,561	3.7	2.82%	120,930	2.2	3.44%
Total certificates	2,284,817	39.5	2.01%	2,457,916	42.6	2.25%	2,624,741	46.7	2.85%
Total deposits	$5,780,325	100.0%	0.96%	5,764,336	100.0%	1.13%	5,624,424	100.0%	1.58%

(1)	Represents percentage of total deposits.
(2)	Represents weighted average nominal rate at year end.

Borrowings.  Borrowings decreased by $63.4 million, or 7.1%, to $827.9 million at December 31, 2011 from $891.3 million at December 31, 2010. This decrease resulted from the repayment of $50.0 million of FHLB borrowings that matured during 2011, and a decrease in reverse repurchase agreements of $13.3 million.  During 2010, we restructured $695.0 million of FHLB borrowings reducing the annual interest cost by 0.22%, while extending the average maturities of these borrowings by approximately 3.5 years. We incurred a penalty of $52.2 million in conjunction with this restructuring, which will be amortized as part of interest expense over the life of the borrowings. At December 31, 2011 the remaining amount to be amortized was $43.0 million. The interest rate paid on reverse repurchase agreements decreased during the year to 0.58% from 1.01% the prior year.

The following table sets forth information concerning our borrowings at the dates and for the periods indicated.

	During the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Federal Home Loan Bank of Pittsburgh borrowings:
Average balance outstanding	$700,928	769,493	844,483
Maximum outstanding at end of any month during year	705,645	782,210	917,478
Balance outstanding at end of year	695,585	745,651	782,221
Weighted average interest rate during year	3.67%	3.95%	3.96%
Weighted average interest rate at end of year	3.67%	3.75%	4.04%

Reverse repurchase agreements:
Average balance outstanding	140,820	127,350	90,706
Maximum outstanding at end of any month during year	151,831	157,582	115,342
Balance outstanding at end of year	132,340	145,642	115,105
Weighted average interest rate during year	0.58%	1.01%	1.35%
Weighted average interest rate at end of year	0.35%	0.74%	1.55%

Other borrowings:
Average balance outstanding	—	—	1,382
Maximum outstanding at end of any month during year	—	—	4,496
Balance outstanding at end of year	—	—	—
Weighted average interest rate during year	—	—	4.99%
Weighted average interest rate at end of year	—	—	—

Total borrowings:
Average balance outstanding	$841,748	896,843	936,571
Maximum outstanding at end of any month during year	847,449	905,874	1,009,586
Balance outstanding at end of year	827,925	891,293	897,326
Weighted average interest rate during year	3.13%	3.57%	3.69%
Weighted average interest rate at end of year	3.13%	3.26%	3.72%

Shareholders’ equity.  Total shareholders’ equity at December 31, 2011 was $1.155 billion, a decrease of $152.5 million, or 11.7%, from $1.307 billion at December 31, 2010. This decrease was a result of the repurchase of 14,437,253 shares of common stock for $172.7 million, an increase in other comprehensive loss of $9.7 million and the payment of dividends of $43.6 million, all of which were partially offset by net income of $64.2 million.

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

	For the Years Ended December 31,
	2011				2010				2009
	Average Outstanding Balance		Interest	Average Yield/ Cost (11)	Average Outstanding Balance		Interest	Average Yield/ Cost (11)	Average Outstanding Balance		Interest	Average Yield/ Cost (11)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (includes FTE adjustments of $1,714, $1,483 and $1,643, respectively) (1)(2)(3)	5,508,790		322,656	5.85%	5,487,645		330,431	6.03%	5,199,829		321,764	6.17%
Mortgage-backed securities (5)	874,366		23,450	2.68%	816,182		25,271	3.10%	720,683		27,263	3.78%
Investment securities (includes FTE adjustments of $6,200, $6,320 and $5,952, respectively) (4)(5)	384,389		20,166	5.25%	369,858		20,572	5.56%	360,620		22,390	6.21%
Federal Home Loan Bank stock (6)	53,985		—	—	62,688		—	—	63,162		—	—
Interest-earning deposits	665,074		1,712	0.25%	805,161		2,097	0.26%	297,228		641	0.21%
Total interest-earning assets (includes FTE adjustments of $7,914 $7,803 and $7,595, respectively)	7,486,604		367,984	4.91%	7,541,534		378,371	5.02%	6,641,522		372,058	5.59%
Non-interest-earning assets (7)	570,888				578,317				523,038
Total assets	8,057,492				8,119,851				7,164,560
Interest-bearing liabilities:
Savings	1,075,890		5,000	0.46%	1,031,362		8,166	0.79%	850,707		6,501	0.76%
Interest-bearing demand	793,287		960	0.12%	776,091		1,211	0.16%	739,102		2,536	0.34%
Money market	939,317		4,243	0.45%	888,081		5,977	0.67%	752,166		8,471	1.13%
Certificates	2,362,313		50,518	2.14%	2,483,481		59,820	2.41%	2,546,867		77,886	3.06%
Borrowed funds (8)	841,748		26,381	3.13%	896,843		32,054	3.57%	936,571		34,578	3.69%
Junior subordinated deferrable interest debentures	103,094		5,699	5.45%	103,094		5,699	5.45%	105,672		5,834	5.45%
Total interest-bearing liabilities	6,115,649		92,801	1.52%	6,178,952		112,927	1.83%	5,931,085		135,806	2.29%
Non-interest-bearing liabilities	718,434				634,119				540,536
Total liabilities	6,834,083				6,813,071				6,471,621
Shareholders’ equity	1,223,409				1,306,780				692,939
Total liabilities and stockholders’ equity	8,057,492				8,119,851				7,164,560
Net interest income			275,183				265,444				236,252
Net interest rate spread (9)				3.39%				3.19%				3.30%
Net interest earning assets
Net interest margin (10)	1,370,955			3.68%	1,362,582			3.52%	710,437			3.56%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.22	x			1.22	x			1.12	x

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

(11)     Shown on a FTE basis.  GAAP basis yields were:  Loans — 5.82%, 6.00% and 6.14%, respectively, Investment securities — 3.63%, 3.85% and 4.56%, respectively, interest-earning assets — 4.80%, 4.92% and 5.48%, respectively, GAAP basis net interest rate spreads were 3.29%, 3.09% and 3.19%, respectively, and GAAP basis net interest margins were 3.57%, 3.42% and 3.44%, respectively.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the year ended December 31, 2011 compared to 2010 and for the year ended December 31, 2010 compared to 2009. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the prior year rate; (2) changes in rate multiplied by the prior year volume; and (3) the total increase or decrease. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31,			Years Ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$(9,878)	2,103	(7,775)	(9,091)	17,758	8,667
Mortgage-backed securities	(3,623)	1,802	(1,821)	(5,605)	3,613	(1,992)
Investment securities	(1,214)	808	(406)	(2,392)	574	(1,818)
Federal Home Loan Bank stock	—	—	—	—	—	—
Interest-earning deposits	(22)	(363)	(385)	133	1,323	1,456
Total interest-earning assets	(14,737)	4,350	(10,387)	(16,955)	23,268	6,313

Interest-bearing liabilities:
Savings accounts	(3,519)	353	(3,166)	259	1,406	1,665
Interest-bearing demand accounts	(278)	27	(251)	(1,452)	127	(1,325)
Money market demand accounts	(2,079)	345	(1,734)	(4,025)	1,531	(2,494)
Certificate accounts	(6,511)	(2,791)	(9,302)	(16,334)	(1,732)	(18,066)
Borrowed funds	(3,825)	(1,848)	(5,673)	(1,081)	(1,443)	(2,524)
Junior subordinated deferrable interest debentures	—	—	—	8	(143)	(135)
Total interest-bearing liabilities	(16,212)	(3,914)	(20,126)	(22,625)	(254)	(22,879)

Net change in net interest income	$1,475	8,264	9,739	5,670	23,522	29,192

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010

General.  Net income for the year ended December 31, 2011 was $64.2 million, or $0.64 per diluted share, an increase of $6.7 million, or 11.5%, from $57.5 million, or $0.53 per diluted share, for the year ended December 31, 2010. The increase in net income resulted primarily from an increase in net interest income of $9.6 million and a decrease in provision for loan losses of $6.3 million.  These items were partially offset by increases in income tax expense and noninterest expense and a decrease in noninterest income. A discussion of each significant change follows.

Net income for the year ended December 31, 2011 represents 5.24% and 0.80% return on average equity and return on average assets, respectively, compared to 4.40% and 0.71% for the year ended December 31, 2010.

Interest income.  Interest income decreased by $10.5 million, or 2.8%, to $360.1 million for the year ended December 31, 2011 from $370.6 million for the year ended December 31, 2010.  The decrease in interest income was due to a decrease in the average balance of interest-earning assets and a decrease in the average yield on interest-earning assets.  The average balance of interest-earning assets decreased by $54.9 million, or 0.7%, to $7.487 billion for the year ended December 31, 2011 from $7.542 billion for the year ended December 31, 2010.  The average rate earned on interest-earnings assets decreased by 0.12%, to 4.80% for the year ended December 31, 2011 from 4.92% for the year ended December 31, 2010.  An explanation of the changes in the balances of interest-earnings assets and changes in the yield is discussed in each category below.

Interest income on loans receivable decreased by $8.0 million, or 2.4%, to $320.9 million for the year ended December 31, 2011 from $328.9 million for the year ended December 31, 2010.  This decrease was attributable to a decrease in the average yield, which was partially offset by an increase in the average balance of loans receivable. The average yield on loans receivable decreased by 0.18%, to 5.82% for the year ended December 31, 2011, from 6.00% for the year ended December 31, 2010.  This decrease is primarily due to the re-pricing of variable rate loans and the origination of new loans in a lower interest rate environment.  Average loans receivable increased by $21.1 million, or 0.4%, to $5.509 billion for the year ended December 31, 2011 from $5.488 billion for the year ended December 31, 2010.  This increase was attributable both to our efforts in attracting and maintaining quality personal and business loan relationships as well as increased loan demand in the fourth quarter.

Interest income on mortgage-backed securities decreased by $1.8 million, or 7.2%, to $23.5 million for the year ended December 31, 2011 from $25.3 million for the year ended December 31, 2010.  This decrease was attributable to a decrease in the average yield earned on mortgage-backed securities, which was partially offset by an increase in the average balance of mortgage-backed securities.  The average yield on mortgage-backed securities decreased by 0.42%, to 2.68% for the year ended December 31, 2011, from 3.10% for the year ended December 31, 2010.  This decrease in yield is primarily the result of the continued low interest rate environment throughout 2011 which caused the rates on our variable rate securities to decrease.  The average mortgage-backed securities balance increased by $58.2 million, or 7.1%, to $874.4 million for the year ended December 31, 2011 from $816.2 million for the year ended December 31, 2010.  The increase in the average balance of mortgage-backed securities was primarily the result of deploying excess funds which have resulted from lower net loan growth and an increase in deposits.

Interest income on investment securities decreased by $286,000, or 2.0%, to $14.0 million for the year ended December 31, 2011 from $14.3 million for the year ended December 31, 2010.  This decrease was attributable to a decrease in the yield on investment securities, which was partially offset by an increase in the average balance of investment securities.  The average yield decreased by 0.22%, to 3.63% for the year ended December 31, 2011, from 3.85% for the year ended December 31, 2010.  This decrease in yield resulted from the continuation of historically low market interest rates which caused a decrease in the rates on our variable rate securities and low yields on the securities that were purchased this year.  The average balance of investment securities increased by $14.5 million, or 3.9%, to $384.4 million for the year ended December 31, 2011 from $369.9 million for the year ended December 31, 2010.  The increase in the average balance of investment securities was primarily the result of deploying excess funds which resulted from lower net loan growth and an increase in deposits.

Interest income on interest-earning deposits decreased by $385,000, or 18.4%, to $1.7 million for the year ended December 31, 2011 from $2.1 million for the year ended December 31, 2010.  This decrease is the result of a decrease in the average balance of interest-earning deposits of $140.1 million, or 17.4%, to $665.1 million for the year ended December 31, 2011 from $805.2 million for the year ended December 31, 2010.  This decrease is primarily the result of the use of cash to repurchase common stock during the year.

Interest expense.  Interest expense decreased by $20.1 million, or 17.8%, to $92.8 million for the year ended December 31, 2011 from $112.9 million for the year ended December 31, 2010.  This decrease was primarily attributed to decreases in both the interest rate paid on and the average balance of deposits and borrowings. The average rate paid on all categories of deposit accounts decreased during the year ended December 31, 2011 due to a decrease in market interest rates.  Rates on savings accounts decreased from 0.79% to 0.46%; interest-bearing demand deposit rates decreased from 0.16% to 0.12%; money market demand account rates decreased from 0.67% to 0.45% and certificates of deposit rates decreased from 2.41% to 2.14. Also contributing to the decrease in interest expense was a shift in the mix of our deposits where we increased the balances of savings, interest-bearing checking and money market demand accounts, while decreasing the balance of certificates.  The average rate paid on borrowed funds decreased by 0.44% to 3.13% for the year ended December 31, 2011, from 3.57% for the year ended December 31, 2010 as the average rate on repurchase agreements decreased from 1.01% for the year ended December 31, 2010 to 0.58% for the year ended December 31, 2011. We also made scheduled repayments of FHLB advances of $50.0 million, which had an interest rate of 4.87%, and realized a full years effect of reduced interest rates due to our refinancing $695.0 million of FHLB advances in September 2010.

Net interest income.  Net interest income increased by $9.6 million, or 3.7%, to $267.3 million for the year ended December 31, 2011 from $257.6 million for the year ended December 31, 2010.  This increase was a result of the factors previously discussed.  Our net interest rate spread increased by 0.20% to 3.29% for the year ended December 31, 2011 from 3.09% for the year ended December 31, 2010 and our net interest margin increased by 0.15% to 3.57% for the year ended December 31, 2011 from 3.42% for the year ended December 31, 2010.

Provision for loan losses.  We analyze the allowance for loan losses as described in the section “Allowance for Loan Losses.”  The provision for loan losses decreased by $6.3 million, or 15.6%, to $34.2 million for year ended December 31, 2011 from $40.5 million for the year ended December 31, 2010.  Facilitating this decrease was an adjustment to the loss factors used to determine the reserve requirements for loans collectively evaluated for impairment. Additionally, nonperforming loans decreased by $17.3 million, or 11.7%, and classified assets decreased by $18.8 million, or 7.0%. These changes were partially offset by increases in historical charge-offs and an increase in our business banking portfolio.

In determining the amount of the current period provision, we considered the extended length of time of the current economic downturn and its impact on our markets, including unemployment levels, bankruptcy filings, and changes in real estate values which ultimately impact the quality of our loan portfolio.  Net loan charge-offs increased by $4.9 million, or 14.4%, to $39.4 million for the year ended December 31, 2011 from $34.4 million for the year ended December 31, 2010.  Annual net charge-offs to average loans increased to 0.72% for the year ended December 31, 2011 from 0.63% for the year ended December 31, 2010.  However, 17 loans comprised $18.9 million, or 48.0% of the charge-offs during the current year. The provision that is recorded is sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience.  Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest income.  Noninterest income decreased by $2.3 million, or 3.7%, to $58.1 million for the year ended December 31, 2011 from $60.4 million for the year ended December 31, 2010.  This decrease in noninterest income was due to a number of factors.  Service charges and fees decreased by $2.5 million, or 6.7%, to $35.4 million for the year ended December 31, 2011 compared to last year. This decrease was primarily the result of lower deposit overdraft revenue due to the implementation of FDIC regulatory guidance. Gain on sale of investments decreased by $1.9 million, or 83.8%, due to a gain of $2.1 million recognized on the sale of $55.0 million of securities during 2010. Mortgage banking income decreased by $1.3 million, or 60.9%, as we retained most of the mortgage loans originated through wholesale lending in the current year rather than selling those loans into the secondary market. Partially offsetting these decreases was an increase in insurance commission income of $1.3 million, or 26.2%, to $6.5 million for the year ended December 31, 2011 from $5.2 million for the year ended December 31, 2010. Trust and other financial services income increased by $837,000, or 12.0%, over the prior year. Income from bank owned life insurance increased by $939,000, or 18.5%, as a result of death benefits received from three policies.

Noninterest expense.  Noninterest expense increased by $3.7 million, or 1.9%, to $200.2 million for the year ended December 31, 2011 from $196.5 million for the year ended December 31, 2010.  This increase is primarily the result of increases in compensation and employee benefits and professional services. Compensation and employee benefits increased by $5.9 million, 5.8%, to $106.6 million for the year ended December 31, 2011 compared to the prior year. This increase is primarily attributable to an increase in employee stock benefit plan expense, health insurance and an increase of 69 full-time equivalent employees since the beginning of the current year.  These personnel increases have occurred primarily in commercial lending, loan servicing and regulatory compliance areas. As a result of outsourcing our internal audit function and the continued engagement of compliance consultants, professional services increased by $2.5 million, or 91.5%, to $5.2 million for the year ended December 31, 2011. Partially offsetting these increases were decreases in federal deposit insurance premiums, real estate owned expense and acquisition expense. Federal deposit insurance premiums decreased by $2.0 million, or 21.6%, to $7.1 million for the year ended December 31, 2011 as the assessment formula was changed to calculate premiums based on assets rather than deposits. Real estate owned expense decreased by $1.3 million, or 44.0%, to $1.6 million for the year ended December 31, 2011 as we paid delinquent real estate taxes due on an REO property we acquired during the prior year period. Acquisition expenses of $1.2 million were recognized during the prior year with none incurred in the current year.

Income taxes.  Income tax expense increased by $3.4 million, or 14.2%, to $26.9 million for the year ended December 31, 2011 from $23.5 million for the year ended December 31, 2010.  This increase is due to an increase in income before income taxes of $10.0 million, or 12.3%, and an increase in the effective tax rate from 29.0% to 29.5%.  The increase in the effective tax rate was primarily due to a lower ratio of tax exempt income to pretax income.

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

Interest income on loans receivable increased by $8.8 million, or 2.8%, to $328.9 million for the year ended December 31, 2010 from $320.1 million for the year ended December 31, 2009.  This increase was attributable to an increase in the average balance of loans receivable, which was partially offset by a decrease in the average yield.   Average loans receivable increased by $287.8 million, or 5.5%, to $5.488 billion for the year ended December 31, 2010 from $5.200 billion for the year ended December 31, 2009. This increase was attributable both to our efforts in attracting and maintaining quality personal and business loan relationships as well as continued strong loan demand throughout our market area.  The average yield on loans receivable decreased by 0.14%, to 6.00% for the year ended December 31, 2010, from 6.14% for the year ended December 31, 2009.  This decrease is primarily due to the re-pricing of variable rate loans and the origination of new loans in a lower interest rate environment.

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

In determining the amount of the current period provision, the Company considered the continued downturn in economic conditions in our markets, including sustained levels of high unemployment and an increase in bankruptcy filings, and continued softness in the real estate sector.  Net loan charge-offs increased by $8.1 million, or 30.7%, to $34.5 million for the year ended December 31, 2010 from $26.4 million for the year ended December 31, 2009.  Annual net charge-offs to average loans increased to 0.63% for the year ended December 31, 2010 from 0.51% for the year ended December 31, 2009.  The provision that is recorded is sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in the

Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience.  Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

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

Collection procedures.  Our collection procedures for personal loans generally provide that when a loan is five days past due, a computer-generated late notice is sent to the borrower requesting payment.  If delinquency continues, at 15 days a delinquent notice, plus a notice of a late charge, is sent and personal contact efforts are attempted, either in person or by telephone, to strengthen the collection process and obtain reasons for the delinquency.  Also, plans to establish a payment plan are developed.  Personal contact efforts are continued throughout the collection process, as necessary.  Generally, if a loan becomes 60 days past due, a collection letter is sent and the loan becomes subject to possible legal action if suitable arrangements for payment have not been made.  In addition, the borrower is given information which provides access to consumer counseling services to the extent required by the regulations of the Department of Housing and Urban Development.  When a loan continues in a delinquent status for 90 days or more, and a payment schedule has not been developed or kept by the borrower, we may send the borrower a notice of intent to foreclose, giving 30 days to cure the delinquency.  If not cured, foreclosure proceedings are initiated.

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

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time that it is sold.  When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at the lower of the related loan balance or its fair value as determined by an appraisal, less estimated costs of disposal.  If the value of the property is less than the loan, less any related specific loan loss reserve allocations, the difference is charged against the allowance for loan losses. Any subsequent write-down of real estate owned or loss at the time of disposition is charged against earnings.

Loans Past Due and Nonperforming Assets.  The following table sets forth information regarding our loans 30 days or more past due, nonaccrual loans 90 days or more past due, real estate acquired or deemed acquired by foreclosure and troubled debt restructurings at the dates indicated.  When a loan is delinquent 90 days or more, we fully reverse all accrued interest thereon and cease to accrue interest thereafter.

	At December 31
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Loans delinquent 30 days to 59 days:
Residential mortgage loans	$33,671	35,329	27,913	32,852	27,081
Home equity loans	7,426	7,317	7,014	6,928	4,835
Other consumer loans	4,854	5,318	4,297	4,503	5,904
Commercial real estate loans	10,680	16,287	16,152	18,901	11,331
Commercial loans	2,027	6,590	3,293	7,700	9,947
Total loans delinquent 30 days to 59 days	58,658	70,841	58,669	70,884	59,098

Loans delinquent 60 days to 89 days:
Residential mortgage loans	8,629	9,848	6,657	7,568	6,028
Home equity loans	1,953	3,249	1,719	1,639	923
Other consumer loans	1,787	1,331	1,425	1,228	1,802
Commercial real estate loans	3,122	14,365	5,811	8,432	4,984
Commercial loans	4,958	1,678	2,474	3,801	2,550
Total loans delinquent 60 days to 89 days	20,449	30,471	18,086	22,668	16,287

Loans delinquent 90 days or more: (1)
Residential mortgage loans	28,221	29,751	29,134	20,309	12,333
Home equity loans	9,560	10,263	10,008	7,817	5,117
Other consumer loans	2,667	2,565	2,775	2,065	2,674
Commercial real estate loans	44,603	44,965	49,594	43,828	24,323
Commercial loans	10,785	12,877	18,269	25,184	5,163
Total loans delinquent 90 days or more	95,836	100,421	109,780	99,203	49,610

Total loans 30 days or more delinquent	$174,943	201,733	186,535	192,755	124,995
Total real estate owned	26,887	20,780	20,257	16,844	8,667
Total loans 90 days or more delinquent and real estate owned	122,723	121,201	130,037	116,047	58,277
Total loans 90 days or more delinquent to net loans receivable	2.24%	1.84%	2.10%	1.93%	1.03%
Total loans 90 days or more past due and real estate owned to total assets	1.54%	1.49%	1.63%	1.67%	0.87%
Nonaccrual troubled debt restructuring	$29,575	41,740	2,908	—	—
Accruing troubled debt restructuring	39,854	10,865	18,177	—	—
Total troubled debt restructurings	$69,429	52,605	21,085	—	—

(1)                                 We classify as nonperforming all loans 90 days or more delinquent.

During the year ended December 31, 2011, gross interest income of approximately $17.3 million would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current and in accordance with their original terms throughout the year.  We recognized $870,000 of interest income on nonaccrual loans during the year ended December 31, 2011.

The following table sets forth loans 90 days or more days delinquent by state (based on borrowers’ residence) at December 31, 2011.

(Dollars in thousands)	Residential Mortgage	(1)	Home equity	(2)	Other consumer	(3)	Commercial real estate loans	(4)	Commercial loans	(5)	Total	(6)
Pennsylvania	$16,971	0.9%	6,559	0.7%	2,537	1.1%	17,753	2.1%	5,075	2.0%	48,895	1.2%
New York	1,358	0.9%	1,031	1.0%	54	0.5%	8,625	2.4%	281	0.5%	11,349	1.7%
Ohio	305	1.5%	23	0.2%	23	0.8%	88	0.2%	—	0.0%	439	0.5%
Maryland	4,436	2.6%	1,496	4.4%	—	0.0%	6,573	5.7%	2,514	9.7%	15,019	4.4%
Florida	4,312	15.7%	422	5.2%	53	3.6%	4,407	10.8%	2,915	16.8%	12,109	12.7%
All other	839	1.9%	29	1.7%	—	0.0%	7,157	19.0%	—	0.0%	8,025	7.6%
Total	$28,221	1.2%	9,560	0.9%	2,667	1.1%	44,603	3.1%	10,785	2.8%	95,836	1.7%

(1)  Percentage of total mortgage loans in that geographic area

(2)  Percentage of total home equity loans in that geographic area

(3)  Percentage of total other consumer loans in that geographic area

(4)  Percentage of total commercial real estate loans in that geographic area

(5)  Percentage of total commercial loans in that geographic area

(6)  Percentage of total loans in that geographic area

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans considered to be of lesser quality as “substandard,” “doubtful,” or “loss” assets.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the savings institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” so that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention.”  At December 31, 2011, we had 313 loans, with an aggregate principal balance of $99.9 million, designated as special mention.

We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  Our largest classified assets generally are also our largest nonperforming assets.

The following table sets forth the aggregate amount of our classified assets at the dates indicated.

	At December 31,
	2011	2010	2009
	(In Thousands)

Substandard assets	$242,015	263,131	206,629
Doubtful assets	5,941	3,838	2,258
Loss assets	1,237	1,048	473
Total classified assets	$249,193	268,017	209,360

Allowance for Loan Losses.   Our board of directors has approved an Allowance for Loan Losses Policy designed to provide management with a systematic methodology for determining and documenting the allowance for loan losses each reporting period. This methodology was developed to provide a consistent process and review procedure to ensure that the allowance for loan losses is in conformity with GAAP, our policies and procedures and other supervisory and regulatory guidelines.

On an ongoing basis, the Credit Administration department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans. This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis. On an on-going basis the loan officer along with the Credit Administration department grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated. Loans that have been classified as substandard or doubtful are reviewed by the Credit Administration department for possible impairment.  A loan is considered impaired when, based on current information and events it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  Our loan grading system for problem loans is described above in “Classification of Assets.”

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

The individual impairment measures along with the estimated losses for each homogeneous pool are consolidated into one summary document.  This summary schedule along with the supporting documentation used to establish this schedule is prepared monthly and presented to the Credit Committee on a quarterly basis.  The Credit Committee is comprised of members of Senior Management from our various departments, including mortgage, consumer and commercial lending, appraising, administration and finance as well as our President and Chief Executive Officer.  The Credit Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, discusses lending products, activity, competition and collateral values, as well as economic conditions in general and in each of our market areas.  Based on this review and discussion, the appropriate allowance for loan losses is estimated and any adjustments necessary to reconcile the actual allowance for loan losses with this estimate are determined.  In addition, the Credit Committee considers whether any changes to the methodology are needed.  The Credit Committee also compares our delinquency trends, nonperforming asset amounts and allowance for loan loss levels to our peer group and to state and national statistics.  A similar review is also performed by the Risk Management Committee of the board of directors.

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

We acknowledge that this is a dynamic process and consists of factors, many of which are external and beyond our control, which can change.  The adequacy of the allowance for loan losses is based upon estimates using all the information previously discussed as well as current and known circumstances and events.  There is no assurance that actual portfolio losses will not be substantially different than those that were estimated.  We believe that all known losses as of December 31, 2011 and 2010 have been recorded.

We utilize a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses. As part of the analysis, we considered the economic data in our markets such as the unemployment and bankruptcies levels as well as the changes in real estate collateral values. In addition, we considered the overall trend in asset quality, loan charge-offs and the allowance for loan losses as a percentage of nonperforming loans. We also consider the specific reserves already established for criticized loans based upon a three year average of historical charge-offs during a period of time in which we have experienced the highest amount of loan losses in our history. As a result, we decreased the allowance for loan losses during the year by $5.3 million, or 6.9%, to $71.1 million, or 1.28% of total loans, at December 31, 2011 from $76.4 million, or 1.38% of total loans, at December 31, 2010. The decrease in the allowance for loan losses and the related provision for loan losses is discussed above in the section “Provision for loan losses.”

Analysis of the Allowance  for Loan Losses.  The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands)

Net loans receivable	$5,480,381	5,457,593	5,229,062	5,141,892	4,795,622
Average loans outstanding	5,508,790	5,487,645	5,199,829	5,016,694	4,660,693

Allowance for loan losses
Balance at beginning of period	76,412	70,403	54,929	41,784	37,655
Provision for loan losses	34,170	40,486	41,847	22,851	8,743
Charge offs:
Residential mortgage loans	(4,198)	(4,497)	(1,437)	(1,201)	(1,090)
Home equity loans	(4,734)	(4,104)	(1,525)	(629)	(178)
Other consumer loans	(5,283)	(6,390)	(5,520)	(6,290)	(5,175)
Commercial real estate loans	(12,508)	(12,576)	(3,723)	(2,132)	(774)
Commercial loans	(15,641)	(9,305)	(15,611)	(1,358)	(973)
Total charge-offs	(42,364)	(36,872)	(27,816)	(11,610)	(8,190)
Recoveries:
Residential mortgage loans	308	176	14	3	190
Home equity loans	127	82	73	1	42
Other consumer loans	1,254	1,422	1,080	1,060	1,073
Commercial real estate loans	872	314	81	136	18
Commercial loans	359	401	195	704	134
Total recoveries	2,920	2,395	1,443	1,904	1,457
Acquired through acquisitions	—	—	—	—	2,119
Balance at end of period	$71,138	76,412	70,403	54,929	41,784

Allowance for loan losses as a percentage of net loans receivable	1.30%	1.40%	1.35%	1.07%	0.87%
Net charge-offs as a percentage of average loans outstanding	0.72%	0.63%	0.51%	0.19%	0.14%
Allowance for loan losses as a percentage of nonperforming loans	54.26%	51.49%	56.49%	55.37%	84.22%
Allowance for loan losses as a percentage of nonperforming loans and real estate owned	45.03%	45.17%	54.14%	47.33%	71.70%

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

	At December 31,
	2011		2010		2009
		% of Total		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)
		(Dollars in Thousands)
Balance at end of year applicable to:
Residential mortgage loans	$8,482	42.9%	6,854	42.9%	9,349	43.8%
Home equity loans	8,687	19.3	7,675	19.3	6,293	19.9
Other consumer loans	5,325	4.3	5,810	4.5	6,554	5.1
Commercial real estate loans	32,148	26.3	35,832	25.1	23,942	23.8
Commercial loans	12,080	7.2	15,770	8.2	20,073	7.4
Total allocated allowance	66,722		71,941		66,211
Unallocated	4,416	—	4,471	—	4,192	—
Total	$71,138	100.0%	76,412	100.0%	70,403	100.0%

	At December 31,
	2008		2007
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in Thousands)
Balance at end of year applicable to:
Residential mortgage loans	$4,138	47.2%	6,623	48.9%
Home equity loans	4,476	19.6	3,014	20.0
Other consumer loans	6,125	5.1	6,645	5.4
Commercial real estate loans	20,501	20.8	19,217	18.3
Commercial loans	15,044	7.3	6,285	7.4
Total allocated allowance	50,284		41,784
Unallocated	4,645	—	—	—
Total	$54,929	100.0%	41,784	100.0%

(1)     Represents percentage of loans in each category to total loans.

Liquidity and Capital Resources

Northwest Savings Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the Federal Deposit Insurance Corporation during their regular examinations.  The Federal Deposit Insurance Corporation, however, does not prescribe by regulation a minimum amount or percentage of liquid assets.  The Federal Deposit Insurance Corporation allows us to consider any marketable security, whose sale would not impair our capital adequacy, to be eligible for liquidity.  Liquidity is monitored through the use of a standard liquidity ratio of liquid assets to borrowings plus deposits.  Using this formula, Northwest Savings Bank’s liquidity ratio was 22.1% as of December 31, 2011.  We adjust our liquidity level in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments.  We also adjust liquidity as appropriate to meet our asset and liability management objectives.  Liquidity needs can also be met by temporarily drawing upon lines-of-credit established for such reasons.  As of December 31, 2011, Northwest Savings Bank had $1.737 billion of additional borrowing capacity available with the Federal Home Loan Bank of Pittsburgh, including a $150.0 million overnight line of credit, as well as a $197.8 million borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

In addition to deposits, our primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition.  We manage the pricing of our deposits to maintain a desired deposit balance.  In addition, we invest excess funds in short-term interest earning and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits amounted to $594.0 million at December 31, 2011.  For additional information about our cash flows from operating, financing, and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing, and financing activities.  The primary sources of cash during the current year were net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Cleveland, which provide an additional source of funds.  At December 31, 2011 Northwest Savings Bank had advances of $695.6 million from the Federal Home Loan Bank of Pittsburgh.  We borrow from the these sources to reduce interest rate risk and to provide liquidity when necessary.

At December 31, 2011, our customers had $370.0 million of unused lines of credit available and $162.9 million in loan commitments.  This amount does not include the unfunded portion of loans in process.  Certificates of deposit scheduled to mature in less than one year at December 31, 2011, totaled $1.357 billion.  We believe that a significant portion of such deposits will remain with us.

The major sources of our cash flows are in the areas of loans, marketable securities, deposits and borrowed funds.

Deposits are our primary source of externally generated funds.  The level of deposit inflows during any given period is heavily influenced by factors outside of our control, such as consumer savings tendencies, the general level of short-term and long-term market interest rates, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds.  Financial institutions, such as Northwest Savings Bank, are also subject to deposit outflows.  Our net deposits increased by $16.0 million, $139.9 million and $586.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of market interest rates.  Funds received from loan maturities and principal payments on loans for the years ended December 31, 2011, 2010 and 2009 were $1.766 billion, $1.648 billion and $1.650 billion, respectively.  Loan originations for the years ended December 31, 2011, 2010 and 2009 were $1.928 billion, $2.137 billion and $2.386 billion, respectively.  We also sell a portion of the loans we originate, and the cash flows from such sales for the years ended December 31, 2011, 2010 and 2009 were $88.2 million, $205.3 million and $595.3 million, respectively.

We experience significant cash flows from our portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature or are called.  Cash flow from the repayment of principal and the maturity or call of marketable securities for the years ended December 31, 2011, 2010 and 2009 were $423.3 million, $482.0 million and $297.8 million, respectively.

When necessary, we utilize borrowings as a source of liquidity and as a source of funds for long-term investment when market conditions permit.  The net cash flow from the receipt and repayment of borrowings were net decreases of $63.4 million, $6.0 million and $170.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $43.6 million, $43.3 million and $15.8 million for the ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, stockholders’ equity totaled $1.155 billion. During 2011 our Board of Directors declared regular quarterly dividends totaling $0.43 per share of common stock.

We monitor the capital levels of Northwest Savings Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. Northwest Savings Bank is required by the Pennsylvania State Department of Banking and the FDIC to meet minimum capital adequacy requirements.  At December 31, 2011, Northwest Savings Bank exceeded all regulatory minimum capital requirements and is considered to be “well capitalized.” In addition, as of December 31, 2011, we were not aware of any recommendation by a regulatory authority that, if it were implemented, would have a material effect on liquidity, capital resources or operations.

Regulatory Capital Requirements.

Northwest Savings Bank is subject to minimum capital requirements established by the Federal Deposit Insurance Corporation.  See Supervision and Regulation—“Capital Requirements” and “Prompt Corrective Action”.  The following table summarizes Northwest Savings Bank’s total shareholder’s equity, regulatory capital, total risk-based assets, and leverage and risk-based regulatory ratios at the dates indicated.

	At December 31,
	2011	2010
	(Dollars in thousands)

Total shareholder’s equity (GAAP capital)	$1,090,512	1,146,736
Add: accumulated other comprehensive loss	3,300	1,132
Less: non-qualifying intangible assets	(174,005)	(175,824)
Leverage or Tier 1 capital	919,807	972,044
Plus: Tier 2 capital (1)	62,349	61,406
Total risk-based capital	982,156	1,033,450
Average total assets for leverage ratio	7,785,762	7,975,485
Net risk-weighted assets including off-balance sheet items	$4,966,270	4,897,447

Leverage capital ratio	11.81%	12.19%
Minimum requirement (2)	3.00% to 5.00%	3.00% to 5.00%

Risk-based capital ratio	19.78%	21.10%
Minimum requirement	8.00%	8.00%

(1)         Tier 2 capital consists of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets as detailed under regulations of the FDIC, and 45% of pre-tax net unrealized gains on securities available-for-sale.

(2)         The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3.00%, and all other institutions will be required to maintain an additional cushion of 100 to 200 basis points.

Northwest Savings Bank is also subject to capital guidelines of the Pennsylvania Department of Banking. Although not adopted in regulation form, the Department of Banking requires 6% leverage capital and 10% risk-based capital.  See “Item 1. Business—Supervision and Regulation—Capital Requirements” and “Prompt Corrective Action”.

Contractual Obligations

We are obligated to make future payments according to various contracts.  The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2011.

	Payments Due
	Less than one year	One year to less than three years	Three years to less than five years	Five years or greater	Total
	(In Thousands)
Contractual Obligations at December 31, 2011
Long-term debt (1)	$132,340	44	255,541	440,000	827,925
Junior subordinated debentures (2)	—	—	—	103,094	103,094
Operating leases (3)	3,957	6,033	3,924	8,400	22,314
Total	136,297	6,077	259,465	551,494	953,333
Commitments to extend credit	$162,903	—	—	—	162,903

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

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or re-price within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or re-pricing within a specific time period and the amount of interest-bearing liabilities maturing or re-pricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to positively affect net interest income.  Similarly, during a period of falling interest rates, a negative gap would tend to positively affect net interest income while a positive gap would tend to adversely affect net interest income.

Our policy is to reduce our exposure to interest rate risk generally by better matching the maturities of our interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of our interest-earning assets.  We purchase adjustable-rate investment securities and mortgage-backed securities which at December 31, 2011 totaled $463.0 million, and originate adjustable-rate mortgage loans, adjustable-rate consumer loans, and adjustable-rate commercial loans, which at December 31, 2011, totaled $1.745 billion or 31.0% of our gross loan portfolio.  Of our $7.290 billion of interest-earning assets at December 31, 2011, $2.679 billion, or 36.7%, consisted of assets with adjustable rates of interest.  When market conditions are favorable, we also attempt to reduce interest rate risk by lengthening the maturities of our interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, and by promoting longer-term certificates of deposit.

At December 31, 2011, total interest-earning assets maturing or re-pricing within one year exceeded total interest-bearing liabilities maturing or re-pricing in the same period by $100.0 million, representing a positive one-year gap ratio of 1.26%.  We have an Asset/Liability Committee with members consisting of various individuals from Senior Management.  This committee meets monthly in an effort to effectively manage our balance sheet and to monitor activity and set pricing.  We also have a Risk Management Committee comprised of certain members of the Board of Directors, which among other things, is responsible for reviewing our level of interest rate risk.  The Committee meets quarterly and, as part of their risk management assessment, reviews interest rate risks and trends, our interest sensitivity position and the liquidity and market value of our investment portfolio.

The following table sets forth, on a carrying value basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2011, which are expected to re-price or mature, based upon certain assumptions, in each of the future time periods shown.  Except as stated below, the amounts of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the earlier of the term of re-pricing or the contractual term of the asset or liability.  We believe that these assumptions approximate the standards used in the savings industry and consider them appropriate and reasonable.

	Amounts Maturing or Re-pricing
	Within 1 Year	Over 1-3 Years	Over 3-5 Years	Over 5-10 Years	Over 10-20 Years	Over 20 Years	Total
	(Dollars in Thousands)

Rate-sensitive assets:
Interest-earning deposits	$594,021	—	—	—	—	—	594,021
Mortgage-backed securities:
Fixed rate	117,487	128,802	71,031	59,395	—	—	376,715
Variable-rate	349,423	26,834	32,949	—	—	—	409,206
Investment securities	124,285	86,318	95,511	47,703	—	—	353,817
Mortgage loans:
Adjustable rate	42,311	447	—	—	—	—	42,758
Fixed-rate	373,766	599,788	481,760	715,186	188,859	—	2,359,359
Home equity loans:
Adjustable rate	224,155	74,718	—	—	—	—	298,873
Fixed-rate	122,034	352,327	221,974	89,578			785,913
Other consumer loans	223,184	22,505	—	—	—	—	245,689
Commercial real estate loans	734,850	513,656	182,730	4,531			1,435,767
Commercial loans	201,647	138,747	46,494	1,023	—	—	387,911
Total rate-sensitive assets	3,107,163	1,944,142	1,132,449	917,416	188,859	—	7,290,029

Rate-sensitive liabilities:
Fixed maturity deposits	1,356,963	488,647	374,947	64,260	—	—	2,284,817
Money market deposit accounts	944,484	—	—	—	19,510	—	963,994
Savings accounts	309,000	361,000	—	—	402,278	—	1,072,278
Checking accounts	261,152	216,235	—	—	—	981,849	1,459,236
FHLB advances	135	248	255,202	440,000	—	—	695,585
Other borrowings	132,340	—	—	—	—	—	132,340
Trust preferred securities	3,094	25,000	25,000	50,000	—	—	103,094
Total rate-sensitive liabilities	3,007,168	1,091,130	655,149	554,260	421,788	981,849	6,711,344

Interest sensitivity gap per period	$99,995	853,012	477,300	363,156	(232,929)	(981,849)	578,685

Cumulative interest sensitivity gap	$99,995	953,007	1,430,307	1,793,463	1,560,534	578,685	578,685

Cumulative interest sensitivity gap as a percentage of total assets	1.26%	11.98%	17.97%	22.54%	19.61%	7.27%	7.27%
Cumulative interest-earning assets as a percent of cumulative interest-bearing liabilities	103.33%	123.25%	130.09%	133.79%	127.24%	108.62%	108.62%

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

Net income simulation.  Given a non-parallel shift of 2.0% in interest rates, the estimated net income may not decrease by more than 20% within a one-year period.

Market value of equity simulation.  The market value of our equity is the present value of our assets and liabilities.  Given a non-parallel shift of 2.0% in interest rates, the market value of equity may not decrease by more than 30% from the computed economic value at current interest rate levels.

The following table illustrates the simulated impact of a non-parallel 1% or 2% upward or 1% or 2% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  These analyses were prepared assuming that total interest-earning asset levels at December 31, 2011 remain constant, while $375.0 million of interest-earning overnight funds will be deployed to loans and investments over the next 12 months.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from December 31, 2011 levels.

Non-Parallel Shift in Interest Rates

	Increase		Decrease
Shift in interest rates over the next 12 months	1.0%	2.0%	1.0%	2.0%
Projected percentage increase/(decrease) in net income	5.8%	7.7%	(9.7)%	(16.4)%
Projected increase/(decrease) in return on average equity	5.4%	7.4%	(9.4)%	(15.9)%
Projected increase/(decrease) in earnings per share	$0.04	0.06	(0.08)	(0.13)
Projected percentage increase/(decrease) in market value of equity	(7.2)%	(14.7)%	(10.1)%	(10.9)%

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

When assessing our interest rate sensitivity, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates.  In preparing the table above, the following assumptions were used:  (i) adjustable-rate mortgage loans will prepay at an annual rate of 7% to 12%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 7% to 12%, depending on the type of loan; (iii) commercial loans will prepay at an annual rate of 10% to 30%; (iv) consumer loans held by Northwest Savings Bank will prepay at an annual rate of 18% to 24%; and (v) consumer loans held by NCDC will prepay at an annual rate of 55% to 70%.  In regards to our deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) the significant majority of money market accounts will re-price immediately; (iii) savings accounts will gradually re-price over three years; and (iv) checking accounts will re-price either when the rates on such accounts re-price as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates.  For purposes of this analysis, management has estimated, based on historical trends, that $261.2 million of our checking accounts and $309.0 million of our savings accounts are interest sensitive and may re-price in one year or less, and that the remainder may re-price over longer time periods.

The above assumptions are annual percentages based on remaining balances and should not be regarded as indicative of the actual prepayments and withdrawals that we may experience.  Moreover, certain shortcomings are inherent in the analysis presented by the foregoing table.  For example, although certain assets and liabilities may have similar maturities or periods to re-pricing, they may react in different degrees to changes in market interest rates.  Also, interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates.  Additionally, certain assets, such as some adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Moreover, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.

In addition, we regularly measure and monitor the market value of our net assets and the changes therein.  While fluctuations are expected because of changes in interest rates, we have established policy limits for various interest rate scenarios.  Given interest rate shocks of +/-100 to +/-300 basis points the market value of net assets is not expected to decrease by more than -15% to -35%.

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  In addition, we routinely enter into commitments to purchase and sell residential mortgage loans.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control — Integrated Framework.  Based on such assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based upon those criteria.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Northwest Bancshares, Inc.:

We have audited Northwest Bancshares, Inc.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Northwest Bancshares, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Pittsburgh, Pennsylvania
February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Northwest Bancshares, Inc.:

We have audited the accompanying consolidated statements of financial condition of Northwest Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Bancshares, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and their cash flows for each of the years in the three-year period then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Northwest Bancshares, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of Northwest Bancshares, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

February 29, 2012

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(amounts in thousands, excluding share data)

	December 31,
	2011	2010
Assets
Cash and due from banks	$94,276	40,708
Interest-earning deposits in other financial institutions	593,388	677,771
Federal funds sold and other short-term investments	633	632
Marketable securities available-for-sale (amortized cost of $885,408 and $945,571)	908,349	950,463
Marketable securities held-to-maturity (fair value of $239,412 and $354,126)	231,389	357,922
Loans receivable, net of allowance for loan losses of $71,138 and $76,412	5,480,381	5,457,593
Accrued interest receivable	24,599	26,216
Real estate owned, net	26,887	20,780
Federal Home Loan Bank stock, at cost	48,935	60,080
Premises and equipment, net	132,152	128,101
Bank owned life insurance	133,524	132,237
Goodwill	171,882	171,882
Other intangible assets	2,123	3,942
Other assets	109,187	119,828
Total assets	7,957,705	8,148,155

Liabilities and Shareholders’ equity
Liabilities:
Deposits	5,780,325	5,764,336
Borrowed funds	827,925	891,293
Advances by borrowers for taxes and insurance	23,571	22,868
Accrued interest payable	1,104	1,716
Other liabilities	66,782	57,398
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	103,094	103,094
Total liabilities	6,802,801	6,840,705

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 97,493,046 and 110,295,117 shares issued, respectively	975	1,103
Paid-in capital	659,523	824,164
Retained earnings	543,598	523,089
Unallocated common stock of employee stock ownership plan	(25,966)	(27,409)
Accumulated other comprehensive loss	(23,226)	(13,497)
	1,154,904	1,307,450
Total liabilities and shareholders’ equity	$7,957,705	8,148,155

See accompanying notes to consolidated financial statements.

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, excluding share data)

	Years ended December 31,
	2011	2010	2009
Interest income:
Loans receivable	$320,942	328,948	320,121
Mortgage-backed securities	23,450	25,271	27,263
Taxable investment securities	2,452	2,514	5,384
Tax-free investment securities	11,514	11,738	11,054
Interest-earning deposits	1,712	2,097	641
Total interest income	360,070	370,568	364,463

Interest expense:
Deposits	60,721	75,174	95,394
Borrowed funds	32,080	37,753	40,412
Total interest expense	92,801	112,927	135,806
Net interest income	267,269	257,641	228,657
Provision for loan losses	34,170	40,486	41,847
Net interest income after provision for loan losses	233,099	217,155	186,810

Noninterest income:
Impairment losses on securities	(2,081)	(2,734)	(12,408)
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	1,144	1,193	6,311
Net impairment losses	(937)	(1,541)	(6,097)
Gain on sale of investments, net	358	2,201	403
Service charges and fees	35,378	37,921	34,811
Trust and other financial services income	8,125	7,252	6,307
Insurance commission income	6,548	5,190	2,658
Loss on real estate owned, net	(2,426)	(2,572)	(4,054)
Income from bank owned life insurance	6,019	5,080	4,791
Mortgage banking income	858	2,196	7,434
Gain on bargain purchase of Keystone State Savings Bank	—	—	3,503
Other operating income	4,213	4,671	3,581
Total noninterest income	58,136	60,398	53,337

Noninterest expense:
Compensation and employee benefits	106,595	100,709	95,594
Premises and occupancy costs	23,055	22,665	21,963
Office operations	12,850	13,864	12,947
Processing expenses	23,332	23,152	21,312
Professional services	5,224	2,728	2,590
Amortization of other intangible assets	1,819	2,784	3,020
Marketing expenses	9,953	9,875	9,152
Real estate owned expense	1,625	2,901	2,461
Federal deposit insurance premiums	7,101	9,054	8,309
FDIC special assessment	—	—	3,288
Contribution to charitable foundation	—	—	13,822
Acquisition expense	—	1,229	—
Other expenses	8,673	7,547	6,036
Total noninterest expense	200,227	196,508	200,494
Income before income taxes	91,008	81,045	39,653
Provision for income taxes:
Federal	22,623	20,267	5,468
State	4,234	3,255	1,532
Total provision for income taxes	26,857	23,522	7,000
Net income	$64,151	57,523	32,653
Basic earnings per share	$0.64	0.53	0.30
Diluted earnings per share	$0.64	0.53	0.30

See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2011, 2010 and 2009

(amounts in thousands, excluding share data)

				Accumulated
				Other	Unallocated		Total
		Paid-in	Retained	Comprehensive	Common Stock		Shareholders’
	Common Stock	Capital	Earnings	Income/ (Loss)	of ESOP	Treasury Stock	Equity
Balance at December 31, 2008	$5,124	$218,332	$490,326	$(30,575)	$—	$(69,423)	$613,784
Effect of adoption of investment impairment accounting rules, net of tax of $903	—		1,676	(1,676)	—	—	—
Comprehensive income:
Net income	—	—	32,653	—	—	—	32,653
Other comprehensive income, net of tax of $(11,696)	—	—	—	22,274	—	—	22,274
Total comprehensive income	—	—	32,653	22,274	—	—	54,927
Second-step conversion, including net proceeds	(4,021)	607,513	—	—	—	69,423	672,915
Exercise of stock options	3	210	—	—	—	—	213
Stock-based compensation expense	—	2,140	—	—	—	—	2,140
Purchase of common stock by ESOP	—	—	—	—	(11,651)	—	(11,651)
Dividends paid ($0.40 per share)	—	—	(15,813)	—	—	—	(15,813)
Balance at December 31, 2009	1,106	828,195	508,842	(9,977)	(11,651)	—	1,316,515
Comprehensive income:
Net income	—	—	57,523	—	—	—	57,523
Other comprehensive loss, net of tax of $1,949	—	—	—	(3,520)	—	—	(3,520)
Total comprehensive income	—	—	57,523	(3,520)	—	—	54,003
Exercise of stock options	2	1,597	—	—	—	—	1,599
Share repurchases	(5)	(6,423)	—	—	—	—	(6,428)
Stock-based compensation expense	—	795	—	—	1,442	—	2,237
Purchase of common stock by ESOP	—	—	—	—	(17,200)	—	(17,200)
Dividends paid ($0.40 per share)	—	—	(43,276)	—	—	—	(43,276)
Balance at December 31, 2010	1,103	824,164	523,089	(13,497)	(27,409)	—	1,307,450
Comprehensive income:
Net income	—	—	64,151	—	—	—	64,151
Other comprehensive loss, net of tax of $5,964	—	—	—	(9,729)	—	—	(9,729)
Total comprehensive income	—	—	64,151	(9,729)	—	—	54,422
Exercise of stock options	3	2,027	—	—	—	—	2,030
Share repurchases	(144)	(172,546)	—	—	—	—	(172,690)
Stock-based compensation expense	13	5,878	—	—	1,443	—	7,334
Dividends paid ($0.43 per share)	—	—	(43,642)	—	—	—	(43,642)
Balance at December 31, 2011	$975	$659,523	$543,598	$(23,226)	$(25,966)	$—	$1,154,904

See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2011	2010	2009
Operating activities:
Net Income	$64,151	57,523	32,653
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	34,170	40,486	41,847
Net loss/(gain) on sale of assets	2,999	810	(2,840)
Net depreciation, amortization and accretion	7,790	14,771	17,188
Decrease/(increase) in other assets	7,534	11,060	(43,483)
Increase/(decrease)in other liabilities	(24,967)	(5,241)	5,795
Net amortization of premium on marketable securities	(186)	(130)	(3,854)
Noncash compensation expense related to stock benefit plans	6,725	2,237	2,140
Noncash impairment losses on investment securities	937	1,541	6,097
Noncash impairment of real estate owned	1,449	1,338	3,862
Noncash charitable contribution	—	—	12,822
Noncash impairment recovery of mortgage servicing rights	—	(505)	(1,840)
FHLB prepayment penalty	—	(52,016)	—
Deferred income tax expense/(benefit)	7,749	431	(8,763)
Gain on bargain purchase	—	—	(3,503)
Origination of loans held for sale	(77,887)	(207,272)	(574,789)
Proceeds from sale of loans held for sale	88,238	205,310	595,283
Net cash provided by operating activities	118,702	70,343	78,615

Investing activities:
Purchase of marketable securities held-to-maturity	—	(485,995)	—
Purchase of marketable securities available-for-sale	(237,058)	(296,576)	(222,905)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	126,012	126,766	—
Proceeds from maturities and principal reductions of marketable securities available-for-sale	297,348	355,195	297,807
Proceeds from sale of marketable securities available-for-sale	—	56,865	22,346
Loan originations	(1,850,368)	(1,929,914)	(1,811,403)
Proceeds from loan maturities and principal reductions	1,766,191	1,648,005	1,650,273
Redemptions of Federal Home Loan Bank stock	11,145	3,162	—
Proceeds from sale of real estate owned	10,648	12,026	8,044
Purchase of real estate owned for investment, net	(22)	(2,030)	(208)
Purchase of premises and equipment	(12,434)	(15,940)	(20,421)
Acquisitions, net of cash received	—	—	8,668
Net cash provided by/(used in) investing activities	111,462	(528,436)	(67,799)

(Continued)

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2011	2010	2009
Financing activities:
Increase in deposits, net	$15,989	139,912	565,388
Repayments of long-term borrowings	(50,066)	(36,564)	(39,598)
Net (decrease)/ increase in short-term borrowings	(13,302)	30,537	(130,831)
Increase/(decrease) in advances by borrowers for taxes and insurance	703	834	(4,161)
Share repurchases	(172,690)	(6,428)	—
Repayment of junior subordinated debentures	—	—	(5,155)
Cash dividends paid on common stock	(43,642)	(43,276)	(15,813)
Net proceeds from common stock offering	—	—	658,660
Purchase of common stock for employee stock ownership plan	—	(17,200)	(11,651)
Proceeds from stock options exercised, including tax benefit realized	2,030	1,599	213
Net cash (used in)/ provided by financing activities	(260,978)	69,414	1,017,052
Net (decrease)/ increase in cash and cash equivalents	$(30,814)	(388,679)	1,027,868

Cash and cash equivalents at beginning of period	$719,111	1,107,790	79,922
Net (decrease)/ increase in cash and cash equivalents	(30,814)	(388,679)	1,027,868
Cash and cash equivalents at end of period	$688,297	719,111	1,107,790

Cash and cash equivalents:
Cash and due from banks	$94,276	40,708	69,265
Interest-earning deposits in other financial institutions	593,388	677,771	1,037,893
Federal funds sold and other short-term investments	633	632	632
Total cash and cash equivalents	$688,297	719,111	1,107,790

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $51,591, $65,481 and $80,648, respectively)	$93,413	115,704	136,507
Income taxes	23,916	19,715	20,833

Noncash activities:
Business acquisitions:
Fair value of assets acquired	$—	—	12,433
Net cash received	—	—	8,668
Liabilities assumed	$—	—	21,101

Loan foreclosures and repossessions	$20,410	16,535	16,778
Sale of real estate owned financed by the Company	379	1,348	3,116

See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

(1)                                 Summary of Significant Accounting Policies

(a)                                 Nature of Operations

Northwest Bancshares, Inc. (Company) is a Maryland corporation that was incorporated in September 2009 to be the successor to Northwest Bancorp, Inc. upon completion of the mutual-to-stock conversion of Northwest Bancorp, MHC, Northwest Bancorp, Inc’s mutual holding company parent.  As a result of the conversion Northwest Bancorp, MHC and Northwest Bancorp, Inc. ceased to exist, and each share of Northwest Bancorp, Inc. common stock was exchanged for 2.25 shares of Company common stock. Share information prior to December 18, 2009 has been revised to reflect the 2.25 to 1 exchange rate.  Northwest Bancshares, Inc., which is headquartered in Warren, Pennsylvania, is a federal savings and loan holding company for its wholly owned subsidiary, Northwest Savings Bank (Northwest). Northwest, a Pennsylvania chartered savings bank, offers personal and business deposit and loan products through its 168 banking locations in Pennsylvania, New York, Ohio and Maryland. Northwest, through its subsidiary Northwest Consumer Discount Company, also offers personal loan products through 52 consumer finance offices in Pennsylvania.

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

(d)                                 Investment Securities

We classify marketable securities at the time of purchase as held-to-maturity, available-for-sale, or trading securities. Securities for which management has the intent and we have the ability to hold until their maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts on a level yield basis.  If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income, a separate component of shareholders’ equity, net of tax. Securities classified as available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with changes in fair value included in earnings. The cost of securities sold is determined on a specific identification basis. We held no securities classified as trading at or for the years ended December 31, 2011 and 2010.

We regularly review our investment securities for declines in value below amortized cost that might be considered “other than temporary.”  We consider our intent to sell the investment securities and the likelihood that we will not have to sell the investment securities before recovery of their cost basis during our evaluation. Credit related impairment losses are recorded in earnings while noncredit related impairment losses are recorded in accumulated other comprehensive income, if we do not intend to sell and it is not more likely than not we will be

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

required to sell.  If we intend to sell the security or if it’s more likely than not that we will be required to sell the security the entire unrealized loss is recorded in earnings.

Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold stock of its district FHLB according to a predetermined formula. This stock is recorded at cost and may be pledged to secure FHLB advances.

(e)                                  Loans Receivable

Our loan portfolio segments consist of Personal Banking loans and Business Banking loans.  Personal Banking loans include the following classes: residential mortgage loans, home equity loans and other consumer loans.  Business Banking loans include the following classes: commercial real estate loans and commercial loans.  All classes of loans are carried at their unpaid principal balance net of any deferred origination fees or costs and the allowance for estimated loan losses. Interest income on loans is credited to income as earned. Interest earned on loans for which no payments were received during the month is accrued at month end. Accrued interest on loans more than 90 days delinquent is reversed, and such loans are placed on nonaccrual.

All classes of loans are placed on nonaccrual when principal or interest is 90 days or more delinquent, or when there is reasonable doubt that interest or principal will not be collected in accordance with the contractual terms. Interest receipts on all classes of nonaccrual and impaired loans are recognized as interest revenue when it has been determined that all principal and interest will be collected or are applied to principal when collectability of principal is in doubt.  Nonaccrual loans generally are restored to an accrual basis when principal and interest become current (and a period of performance has been established in accordance with the contractual terms, typically six months).

A loan (from any class) is considered to be a troubled debt restructured loan (TDR) when the restructuring constitutes a concession and the borrower is experiencing financial difficulties. TDRs may include certain modifications of terms of loans, receipts of assets from borrowers in partial or full satisfaction of loans, or a combination thereof. TDRs are included in non-performing loans until returned to performing status through the fullfillment of contractual terms for a reasonable period of time (generally six months). A modified loan is determined to be a TDR based on the contractual terms as specified by the original loan agreement or the most recent modification.

For all classes of loans, delinquency is measured based on the number of days since the payment due date.  For all classes of loans, past due status is measured using the loan’s contractual maturity date.

We have identified certain residential mortgage loans, which will be sold prior to maturity, as loans held for sale. These loans are recorded at the lower of amortized cost or fair value less estimated cost to sell and at December 31, 2011 and 2010 were $967,000 and $11.4 million, respectively.

Loan fees and certain direct loan origination costs are deferred, and the net deferred fee or cost is then recognized using the level-yield method over the contractual life of the loan as an adjustment to interest income.

(f)                                Allowance for Loan Losses and Provision for Loan Losses

Provisions for estimated loan losses and the amount of the allowance for loan losses are based on losses inherent in the loan portfolio that are both probable and can be reasonably estimated at the date of the financial statements. We believe, to the best of our knowledge, that all known losses as of the statement of condition dates have been recorded.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

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

When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or fair value of the collateral, less cost to sell, if the loan is collateral dependent. Business Banking loans greater than or equal to $1.0 million are evaluated individually for impairment. Smaller balance, homogeneous loans (e.g., primarily residential mortgage and consumer loans) are evaluated collectively for impairment. Impairment losses are included in the allowance for loan losses. Impaired loans are charged-off or charged down when we believe that the ultimate collectability of a loan is not likely or the collateral value no longer supports the carrying value of the loan.

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

For Business Banking loans the allowance for loan losses consists of three elements:

•                                          An allowance for impaired loans;

•                                          An allowance for homogenous loans based on historical losses; and

•                                          An allowance for homogenous loans based on judgmental factors.

The first element, impaired loans, is based on individual analysis of all nonperforming loans greater than or equal to $1.0 million. The allowance is measured by the difference between the recorded value of impaired loans and their impaired value. The impaired value is either the present value of the expected future cash flows from the borrower, the market value of the loan, or the fair value of the collateral, less estimated cost to sell.

The second element is a rolling three-year average of actual losses incurred, adjusted for a loss realization period (the period of time from the event of loss to loss realization), applied to homogenous pools of loans categorized by similar risk characteristics, not including loans evaluated in the first element.

The third element augments the historical loss factors for changes in the following: economic conditions, lending policies and procedures, the nature and volume of the loan portfolio, management, delinquency trends, loan administration, underlying collateral values and concentrations of credit.

For Personal Banking loans the allowance for loan losses consists of three elements:

•                                         An allowance for loans 90 days or more delinquent;

•                                          An allowance for homogenous loans based on historical losses; and

•                                          An allowance for homogenous loans based on judgmental factors.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

The first element, loans 90 days or more delinquent is based on the loss history of loans that have become 90 days or more delinquent.   We apply a historical loss factor to homogeneous pools of loans that are 90 days or more delinquent.

The second element is a rolling three-year average of actual losses incurred, adjusted for a loss realization period (the period of time from the event of loss to loss realization), applied to homogenous pools of loans categorized by similar risk characteristics, not including loans included in the first element.

The third element augments the historical loss factors for changes in the following: economic conditions, lending policies and procedures, the nature and volume of the loan portfolio, management, delinquency trends, loan administration, underlying collateral values and concentrations of credit.

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

Personal Banking loans are charged-off or charged down when they become 180 days delinquent, unless the borrower has filed for bankruptcy.  Business Banking loans are charged-off or charged down when, in our opinion, they are no longer collectible, or when it has been determined that the collateral value no longer supports the carrying value of the loan, for loans that are collateral dependent.

We have not made any changes to our methodology for the calculation of the allowance for loan losses during the current year.

(g)                                 Real Estate Owned

Real estate owned is comprised of property acquired through foreclosure or voluntarily conveyed by borrowers. These assets are recorded on the date acquired at the lower of the loan balance or fair value of the collateral less estimated disposition cost with the fair value being determined by an appraisal, any initial write-down is charged to the allowance for loan losses. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or the current fair value, less estimated disposition costs. Any subsequent write-down or gains or losses realized from the disposition of such property are credited or charged to noninterest income.

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

(i)                                    Goodwill

Goodwill is generated from the premium paid for an acquisition and is allocated to reporting units, which are either the Company’s reportable segments or one level below.  Goodwill is not subject to amortization but is tested for impairment at least annually and possibly more frequently if certain events occur or changes in circumstances arise.  Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill.  Reporting units are identified based upon analyzing each individual operating segment.  A reporting unit is defined as a distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews.  Determining the fair

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

value of a reporting unit requires a high degree of subjective management judgment, including developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium.  The selection and weighting of the various fair value techniques may result in a higher or lower fair value.  Judgment is applied in determining the weightings that are most representative of fair value. We conduct our annual goodwill impairment assessment as of June 30th.  Through the assistance of an external third party, we performed an impairment test on goodwill.  We valued each reporting unit by using a weighted average of four valuation methodologies; comparable transaction approach, control premium approach, public market peers approach and discounted cash flow approach.  Declines in fair value could result in impairment being identified.  At June 30, 2011, we did not identify any individual reporting unit where the fair value was less than the carrying value and no other events or changes have occurred since that date that would warrant an updated valuation.  Future changes in the economic environment or the operations of the operating units could cause changes to the variables used, which could give rise to declines in the estimated fair value of the reporting units.  There were no changes in our operations that would cause us to update the goodwill impairment test performed as of June 30, 2011. Accordingly, we have determined that goodwill is not impaired as of December 31, 2011 and 2010.

(j)                                    Core Deposit Intangibles

Through the assistance of an independent third party, we analyze and prepare a core deposit study for all acquisitions. This study reflects the cumulative present value benefit of acquiring deposits versus an alternative source of funding. Based upon this analysis, the amount of the premium related to the core deposits of the business purchased is calculated along with the estimated life of the acquired deposits. The core deposit intangible, which is recorded in other intangible assets, is then amortized to expense on an accelerated basis over an approximate life of seven years.

(k)                                 Bank-Owned Life Insurance

We own insurance on the lives of a certain group of key employees and directors. The policies were purchased to help offset the increase in the costs of various fringe benefit plans, including healthcare, as well as the directors deferred compensation plan.  The cash surrender value of these policies is included as an asset on the consolidated statements of financial condition, and any increases in the cash surrender value are recorded as tax-free noninterest income on the consolidated statements of income. In the event of the death of an insured individual under these policies, after distribution to the insured’s beneficiaries, the Company would receive a tax-free death benefit, which would be recorded as noninterest income.

(l)                                    Deposits

Interest on deposits is accrued and charged to expense monthly and is paid or credited in accordance with the terms of the accounts.

(m)                              Pension Plans

We maintain multiple noncontributory defined benefit pension plans for substantially all of our employees.  The net periodic pension cost has been calculated using service cost, interest cost, expected returns on plan assets and net amortization.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

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

(o)                                 Stock Related Compensation

We determine the fair value of each option award, estimated on the grant date, using the Black-Scholes-Merton option-pricing model.  During the year ended December 31, 2011 we awarded 2,847,191 stock options to employees and 360,000 stock options to directors.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the day before the grant date. The two option grants during 2011vest over a seven-year and a ten-year period, respectively. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options is based upon exercise and forfeiture experience in previous option grants. The risk-free rate is based on yields on U.S. Treasury securities of a similar maturity to the expected term of the options. New shares are issued when options are exercised.  During the year ended December 31, 2011 we awarded 1,165,949 common shares to employees and 120,000 common shares to directors. Common share awards granted in 2011 vest over a ten-year period from the grant date, with the first vesting occurring on the grant date. For additional information regarding grants of stock options and common shares see Note 15.

Stock-based employee compensation expense related to common share awards of $2.7 million, $237,000 and $911,000 was included in income before income taxes during the years ended December 31, 2011, 2010 and 2009, respectively. The effect on net income for the years ended December 31, 2011, 2010 and 2009 was a reduction of $1.8 million, $154,000 and $592,000, respectively. Total compensation expense for unvested stock options of $5.8 million has yet to be recognized as of December 31, 2011. The weighted average period over which this remaining stock option expense will be recognized is approximately 4.44 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: (1) dividend yields ranging from 1.6% to 5.1% based on historical dividends and market prices; (2) expected volatility of 17% to 33% based on historical volatility; (3) risk-free interest rates ranging from 2.2% to 6.5%; and (4) expected lives of seven to nine years based on previous grants.

(p)                                 Segment Reporting

We have two reportable segments, Community Banking and Consumer Finance. See note 21 for related disclosures.

(q)                                 Derivative financial instruments — interest rate swaps

We recognize all derivative financial instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value.  The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.  An entity that elects to use hedge accounting is required, at inception, to establish the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge.  Those methods must be consistent with the Company’s approach to managing risk.

We utilize interest rate swap agreements as part of the management of interest rate risk to hedge the interest rate risk on our trust preferred debentures.  Amounts receivable or payable are recognized as accrued under the

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

terms of the agreements and the differential is recorded as an adjustment to interest expense.  The interest rate swaps are designated as cash flow hedges, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income.  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense.  See note 22 for related disclosures.

(r)                                   Off-Balance-Sheet Instruments

In the normal course of business, we extend credit in the form of loan commitments, undisbursed lines of credit, and standby letters of credit. These off-balance-sheet instruments involve, to various degrees, elements of credit and interest rate risk not reported in the consolidated statement of financial condition.  We utilize the same underwriting standards for these instruments as other extensions of credit.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

(2)                             Recent Accounting Pronouncements

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

In June 2011, FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. This guidance requires all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This guidance should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We will adopt the provisions of the standard beginning the first quarter of 2012.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

(3)                                 Marketable Securities

Marketable securities available-for-sale at December 31, 2011 are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$59	—	—	59

Debt issued by government sponsored enterprises:
Due in one year - five years	36,295	134	—	36,429
Due in five years - ten years	29,557	638	(61)	30,134
Due after ten years	9,665	—	(49)	9,616

Equity securities	12,080	644	(259)	12,465

Municipal securities:
Due in one year - five years	10,633	291	—	10,924
Due in five years - ten years	27,817	1,336	—	29,153
Due after ten years	124,041	5,350	(180)	129,211

Corporate debt issues:
Due in one year or less	500	—	—	500
Due after ten years	25,036	233	(4,635)	20,634

Residential mortgage-backed securities:
Fixed rate pass-through	110,364	8,201	(1)	118,564
Variable rate pass-through	135,103	6,679	(4)	141,778
Fixed rate non-agency CMOs	9,521	188	(735)	8,974
Fixed rate agency CMOs	112,670	3,466	—	116,136
Variable rate non-agency CMOs	1,104	—	(154)	950
Variable rate agency CMOs	240,963	1,991	(132)	242,822
Total residential mortgage-backed securities	609,725	20,525	(1,026)	629,224
Total marketable securities available-for-sale	$885,408	29,151	(6,210)	908,349

Marketable securities held to maturity at December 31, 2011 are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Municipal securities:
Due in five - ten years	$3,677	174	—	3,851
Due after ten years	71,015	3,615	—	74,630

Residential mortgage-backed securities:
Fixed rate pass-through	24,160	1,099	—	25,259
Variable rate pass-through	9,066	94	—	9,160
Fixed rate agency CMOs	108,881	2,761	—	111,642
Variable rate agency CMOs	14,590	280	—	14,870
Total residential mortgage-backed securities	156,697	4,234	—	160,931
Total marketable securities held-to-maturity	$231,389	8,023	—	239,412

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

Marketable securities available-for-sale at December 31, 2010 are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$67	—	—	67

Debt issued by government sponsored enterprises:
Due in one year - five years	1,989	93	—	2,082
Due in five years - ten years	6,495	347	—	6,842
Due after ten years	9,948	—	(53)	9,895

Equity securities	641	86	(1)	726

Municipal securities:
Due in one year - five years	3,382	125	—	3,507
Due in five years - ten years	37,898	1,023	—	38,921
Due after ten years	173,255	1,158	(8,548)	165,865

Corporate debt issues:
Due in one year or less	100	—	—	100
Due in one year - five years	500	—	—	500
Due after ten years	25,417	196	(7,353)	18,260

Residential mortgage-backed securities:
Fixed rate pass-through	111,581	7,153	(12)	118,722
Variable rate pass-through	167,685	7,260	(8)	174,937
Fixed rate non-agency CMOs	13,825	91	(843)	13,073
Fixed rate CMOs	112,483	1,067	(759)	112,791
Variable rate non-agency CMOs	3,274	—	(379)	2,895
Variable rate CMOs	277,031	4,525	(276)	281,280
Total residential mortgage-backed securities	685,879	20,096	(2,277)	703,698
Total marketable securities available-for-sale	$945,571	23,124	(18,232)	950,463

Marketable securities held to maturity at December 31, 2010 are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by government sponsored enterprises:
Due in one year - five years	$26,500	36	—	26,536

Municipal securities:
Due after ten years	80,020	7	(3,940)	76,087

Residential mortgage-backed securities:
Fixed rate pass-through	29,820	410	(4)	30,226
Variable rate pass-through	9,853	79	—	9,932
Fixed rate agency CMOs	186,948	924	(1,701)	186,171
Variable rate agency CMOs	24,781	393	—	25,174
Total residential mortgage-backed securities	251,402	1,806	(1,705)	251,503
Total marketable securities held-to-maturity	$357,922	1,849	(5,645)	354,126

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table presents information regarding the issuers and the carrying values of our mortgage-backed securities at December 31, 2011 and 2010:

	December 31,
	2011	2010
Residential mortgage backed securities:
FNMA	$333,188	355,727
GNMA	142,774	223,768
FHLMC	280,686	335,803
SBA	18,624	23,094
Other (including non-agency)	10,649	16,708
Total residential mortgage-backed securities	$785,921	955,100

Marketable securities having a carrying value of $729.5 million at December 31, 2011, were pledged under collateral agreements. During the years ended December 31, 2011, 2010 and 2009 we sold marketable securities classified as available-for-sale for $0, $56.9 million and $22.3 million, respectively with gross realized gains of $0, $2.3 million and $403,000, respectively and gross realized losses of $0, $147,000 and $0, respectively.  During the years ended December 31, 2011, 2010 and 2009 we recognized non-cash other-than-temporary credit related impairment in our investment portfolio resulting in write-downs of $937,000, $1.5 million and $6.1 million, respectively.

The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2011:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$24,601	(61)	9,648	(49)	34,249	(110)
Municipal securities	—	—	2,317	(180)	2,317	(180)
Corporate debt issues	3,537	(219)	15,067	(4,416)	18,604	(4,635)
Equity securities	4,178	(258)	18	(1)	4,196	(259)
Residential mortgage-backed securities - non-agency	—	—	4,971	(889)	4,971	(889)
Residential mortgage-backed securities - agency	85,921	(100)	14,353	(37)	100,274	(137)

Total temporarily impaired securities	$118,237	(638)	46,374	(5,572)	164,611	(6,210)

The decline in the fair value of securities primarily resulted from changes in interest rates and the illiquidity in the marketplace.  Regularly, we perform an assessment to determine whether there have been any events or economic circumstances to indicate that a security which has an unrealized loss is impaired other-than-temporarily.  The assessment considers many factors including the severity and duration of the impairment; recent events specific to the issuer or industry; and for debt securities, external credit ratings, underlying collateral position and recent downgrades.  For asset backed securities, we evaluate current characteristics of each security such as delinquency and foreclosure levels, credit enhancement and projected losses and coverage.  It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

cash flows on these securities and potential future other-than-temporary impairment losses.  Events that may trigger material declines in fair values for these securities in the future would be, but are not limited to; deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.  For debt securities, credit related other-than-temporary impairment is recognized in earnings, while noncredit related other-than-temporary impairment on securities not expected to be sold is recognized in other comprehensive income. We assert that we do not have the intent to sell these securities and it is more likely than not that we will not have to sell these securities before a recovery of our cost basis.  For these reasons, we consider the unrealized losses to be temporary impairment losses. There are approximately 61 positions that are temporarily impaired at December 31, 2011. The aggregate carrying amount of cost-method investments, including both held-to-maturity and available-for-sale, at December 31, 2011 was $1.140 billion of which all were evaluated for impairment.

As of December 31, 2011, we had six investments in corporate issues with total book value of $19.5 million and total fair value of $15.1 million, where book value exceeded carrying value for more than 12 months.  These investments were two single issuer trust preferred investments and four pooled trust preferred investments.  The single issuer trust preferred investments were evaluated for other-than-temporary impairment by determining the strength of the underlying issuer.  In each case, the underlying issuer was “well-capitalized” for regulatory purposes.  None of the issuers have deferred interest payments or announced the intention to defer interest payments.  We believe the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR is significantly lower than current market spreads.  We concluded the impairment of these investments was considered temporary.  In making that determination, we also considered the duration and the severity of the losses.  The pooled trust preferred investments were evaluated for other-than-temporary impairment considering duration and severity of losses, actual cash flows, projected cash flows, performing collateral, the class of securities we owned and the amount of additional defaults the structure could withstand prior to the security experiencing a disruption in cash flows.  None of these investments are projecting near-term cash flow disruptions, nor have any of the investments experienced a cash flow disruption.

We concluded, based on all facts evaluated, the impairment of these investments was considered temporary.  Management asserts that we do not have the intent to sell these investments and that it is more likely than not, we will not have to sell the investments before recovery of their cost basis.

The following table provides class, book value and ratings information for our portfolio of corporate investments that had an unrealized loss as of December 31, 2011:

		Total
		Book	Fair	Unrealized	Moody’s/ Fitch
Description	Class	Value	Value	Losses	Ratings
Bank Boston Capital Trust (1)	N/A	$988	673	(315)	Ba1/ BBB-
Huntington Capital Trust	N/A	1,425	1,090	(335)	Baa3/ BBB-
Commercebank Capital Trust	N/A	886	880	(6)	Not rated
North Fork Capital Trust (2)	N/A	1,007	977	(30)	Baa3/ BBB
Ocean Shore Capital Trust	N/A	863	700	(163)	Not rated
Reliance Capital Trust	N/A	1,000	980	(20)	Not rated
I-PreTSL I	Mezzanine	1,500	442	(1,058)	Not rated/ CCC
I-PreTSL II	Mezzanine	1,500	603	(897)	Not rated/ B
PreTSL XIX	Senior A-1	8,660	7,304	(1,356)	Baa2/ BBB
PreTSL XX	Senior A-1	5,410	4,955	(455)	Ba2/ BB
		$23,239	18,604	(4,635)

(1)      Bank Boston was acquired by Bank of America

(2)      North Fork was acquired by Capital One

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides collateral information on the entire pool for trust preferred investments included in the previous table as of December 31, 2011:

				Additional
				Immediate
				defaults before
		Current		causing an
	Total	deferrals	Performing	interest
Description	Collateral	and defaults	Collateral	shortfall
I-PreTSL I	$193,500	32,500	161,000	90,900
I-PreTSL II	343,500	17,500	326,000	153,395
PreTSL XIX	650,081	146,900	503,181	175,000
PreTSL XX	552,238	164,500	387,738	106,000

Mortgage-backed securities include agency (FNMA, FHLMC, GNMA and SBA) mortgage-backed securities and non-agency collateralized mortgage obligations.  We review our portfolio of agency mortgage-backed securities quarterly for impairment.  As of December 31, 2011, we believe that the impairment within our portfolio of agency mortgage-backed securities is temporary.  As of December 31, 2011, we had ten non-agency collateralized mortgage obligations with total book value of $10.6 million and total fair value of $9.9 million.  During the year ended December 31, 2011, we recognized other-than-temporary credit related impairment of $937,000 related to three of these investments.  After recognizing the other-than-temporary impairment, our book value on these three investments was $4.9 million, with a fair value of $4.1 million.  We determined how much of the impairment was credit related and noncredit related by analyzing cash flow estimates, estimated prepayment speeds, loss severity and conditional default rates.  We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.  The impairment on the other seven collateralized mortgage obligations, with book value of $5.7 million and fair value of $5.8 million, were also reviewed considering the severity and length of impairment.  After this review, we determined that the impairment on these seven securities was temporary.

The following table shows issuer specific information, book value, fair value, unrealized losses and other-than-temporary impairment recorded in earnings for our portfolio of non-agency collateralized mortgage obligations as of December 31, 2011:

				Cumulative
		Total		impairment
	Book	Fair	Unrealized	recorded in
Description	Value	Value	Loss	earnings
AMAC 2003-6 2A2	$364	374	—	—
AMAC 2003-6 2A8	753	775	—	—
AMAC 2003-7 A3	461	466	—	—
BOAMS 2005-11 1A8	1,938	2,069	—	(146)
CWALT 2005-J14 A3	4,756	4,021	(735)	(676)
CFSB 2003-17 2A2	726	736	—	—
WAMU 2003-S2 A4	523	533	—	—
CMLTI 2005-10 1A5B	73	33	(40)	(3,531)
SARM 2005-21 4A2	53	22	(31)	(3,193)
WFMBS 2003-B A2	978	895	(83)	—
	$10,625	9,924	(889)	(7,546)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

As of December 31, 2011, we had four investments in municipal securities with a total book value of $2.5 million and a total fair value of $2.3 million, where book value exceeded fair value for more than 12 months.  We review our portfolio of municipal securities quarterly for impairment. We initially evaluate investments in municipal securities for other-than-temporary impairment by comparing the fair value, provided to us by two third party pricing sources using quoted prices for similar assets that are actively traded, to the carrying value.  When an investment’s fair value is below 80% of the carrying value we then compare the stated interest rate to current market interest rates to determine if the decline in fair value is attributable to interest rates.  If the stated interest rate approximates current interest rates for similar securities, we determine if the investment is rated and if so, if the rating has changed in the current period.  If the rating has not changed during the current period, we review publicly available information to determine if there has been any negative change in the underlying municipality.  As of December 31, 2011, we have determined that all of the impairment in our municipal securities portfolio is noncredit related and therefore temporary. The four investments in municipal securities discussed above were issued by two Pennsylvania municipalities.

The following table provides information for our portfolio of municipal securities that have been in an unrealized loss position for more than 12 months as of December 31, 2011:

		Total
		Book	Fair	Unrealized
Description	State	Value	Value	Loss	Rating
Cambridge Area JT Revenue	PA	$595	544	(51)	Not rated
West Reading General Obligation	PA	424	411	(13)	BBB
West Reading General Obligation	PA	492	475	(17)	BBB
West Reading General Obligation	PA	986	887	(99)	BBB
		$2,497	2,317	(180)

The follow table sets forth the categories of investment securities at December 31, 2011 on which other-than-temporary impairment charges have been recorded in earnings:

	Total			Accumulated
Category	Book Value	Fair Value	Unrealized Gain/ (Loss)	Impairment Charges
Freddie Mac preferred shares	$76	284	208	(7,424)
Trust preferred investments	15,867	14,289	(1,578)	(8,836)
Non-agency CMOs	6,819	6,145	(674)	(7,546)
Equity securities	135	239	104	(94)
	$22,897	20,957	(1,940)	(23,900)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	December 31,
	2011	2010
Beginning balance as of January 1 (a)	$15,445	13,998
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	937	1,447
Ending balance as of December 31	$16,382	15,445

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

The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2010:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$9,896	(52)	35	(1)	9,931	(53)
Municipal securities	188,659	(11,107)	8,181	(1,381)	196,840	(12,488)
Corporate debt issues	—	—	13,700	(7,353)	13,700	(7,353)
Equities	44	(1)	—	—	44	(1)
Residential mortgage-backed securities - non-agency	303	(302)	10,093	(921)	10,396	(1,223)
Residential mortgage-backed securities - agency	212,261	(2,632)	4,949	(127)	217,210	(2,759)

Total temporarily impaired securities	$411,163	(14,094)	36,958	(9,783)	448,121	(23,877)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides class, book value and ratings information for our portfolio of corporate investments that had an unrealized loss as of December 31, 2010:

		Total
		Book	Fair	Unrealized	Moody’s/ Fitch
Description	Class	Value	Value	Losses	Ratings
Bank Boston Capital Trust (1)	N/A	$988	702	(286)	Baa3/ BBB-
Reliance Capital Trust	N/A	$1,000	838	(162)	Not rated/ Not rated
Huntington Capital Trust	N/A	1,422	848	(574)	Ba1/ BBB-
MM Community Funding I	N/A	105	56	(49)	Ca/ C
MM Community Funding II	Mezzanine	331	29	(302)	Baa2/ BB
I-PreTSL I	Mezzanine	1,500	188	(1,312)	Not rated/ CCC
I-PreTSL II	Mezzanine	1,500	188	(1,312)	Not rated/ B
PreTSL XIX	Senior A-1	8,770	6,715	(2,055)	Baa2/ BBB
PreTSL XX	Senior A-1	5,437	4,136	(1,301)	Ba2/ BB
		$21,053	13,700	(7,353)

(1)       Bank Boston was acquired by Bank of America

The following table provides collateral information on the entire pool for trust preferred investments included in the previous table as of December 31, 2010:

				Additional
				Immediate
				defaults before
		Current		causing an
	Total	deferrals	Performing	interest
Description *	Collateral	and defaults	Collateral	shortfall
I-PreTSL I	$193,500	17,500	176,000	101,500
I-PreTSL II	378,000	—	378,000	153,000
PreTSL XIX	699,981	172,400	527,581	185,000
PreTSL XX	576,238	176,500	399,738	109,500

* - Similar information for the MM Community Funding I & II is not available.

Effective April 1, 2009, we adopted recently issued accounting standards which require that credit related other-than-temporary impairment on debt securities be recognized in earnings while noncredit related other-than-temporary impairment on debt securities, not expected to be sold, be recognized in other comprehensive income.

Noncredit related other-than-temporary impairment losses recognized in prior periods have been reclassified as a cumulative effect adjustment that increased retained earnings and increased accumulated other comprehensive loss as of April 1, 2009.  In 2008, $16.0 million of other-than-temporary impairment charges were recognized, of which $2.8 million related to noncredit impairment on debt securities.  Therefore, the cumulative effect adjustment to retained earnings recorded April 1, 2009 totaled $1.7 million, after tax.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table shows issuer specific information, book value, fair value, unrealized losses and other-than-temporary impairment recorded in earnings for our portfolio of non-agency collateralized mortgage obligations as of December 31, 2010:

				Cumulative
	Total			impairment
	Book	Fair	Unrealized	recorded in
Description	Value	Value	Gain/ (loss)	earnings
AMAC 2003-6 2A2	$604	619	—	—
AMAC 2003-6 2A8	1,250	1,277	—	—
AMAC 2003-7 A3	737	748	—	—
BOAMS 2005-11 1A8	3,580	3,441	(139)	(146)
CWALT 2005-J14 A3	5,661	4,957	(704)	(411)
CFSB 2003-17 2A2	1,130	1,145	—	—
WAMU 2003-S2 A4	862	885	—	—
CMLTI 2005-10 1A5B	897	897	—	(2,952)
FHASI 2003-8 1A24	693	685	(8)
SARM 2005-21 4A2	605	303	(302)	(3,100)
WFMBS 2003-B A2	1,080	1,011	(69)	—
	$17,099	15,968	(1,222)	(6,609)

The following table provides information for our portfolio of municipal securities that have been in an unrealized loss position for more than 12 months as of December 31, 2010:

		Total
Description	State	Book Value	Fair Value	Unrealized Losses	Rating
Cambria & Somerset County’s General Obligation	PA	$612	566	(46)	A
Ohio Township Sewer Revenue	PA	304	271	(33)	Not rated
Hamburg Sewer Revenue	PA	596	529	(67)	Not rated
Plum Boro Water Authority Revenue	PA	836	736	(100)	Not rated
Cambridge Area JT Revenue	PA	595	521	(74)	Not rated
Northwest Harris County Util Dist Revenue	TX	482	417	(65)	BBB+
Ohio Township Sewer Revenue	PA	490	423	(67)	Not rated
West Reading General Obligation	PA	424	366	(58)	BBB+
Cambria & Somerset County’s General Obligation	PA	470	405	(65)	Not rated
West Reading General Obligation	PA	492	421	(71)	BBB+
Neshannock Township General Obligation	PA	2,170	1,842	(328)	A
Kutztown General Obligation	PA	799	654	(145)	A
Ohio Township Sewer Revenue	PA	306	247	(59)	Not rated
West Reading General Obligation	PA	986	783	(203)	BBB+
		$9,562	8,181	(1,381)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

(4)                             Loans Receivable

Loans receivable at December 31, 2011 and 2010 are summarized in the table below:

	December 31,
	2011	2010
Personal Banking:
Residential mortgage loans	$2,414,992	2,432,421
Home equity loans	1,084,786	1,095,953
Other consumer loans	245,689	255,776
Total Personal banking	3,745,467	3,784,150

Business Banking:
Commercial real estate	1,481,127	1,423,021
Commercial loans	408,462	463,006
Total Business Banking	1,889,589	1,886,027
Total loans receivable, gross	5,635,056	5,670,177

Deferred loan fees	(4,752)	(7,165)
Allowance for loan losses	(71,138)	(76,412)
Undisbursed loan proceeds:
Residential mortgage loans	(12,874)	(26,952)
Commercial real estate	(45,360)	(72,702)
Commercial loans	(20,551)	(29,353)
Total loans receivable, net	$5,480,381	5,457,593

At December 31, 2011, 2010 and 2009, we serviced loans for others approximating $1.150 billion, $1.310 billion and $1.401 billion, respectively. These loans serviced for others are not our assets and are not included in our financial statements.

At both December 31, 2011 and 2010, approximately 76% of our loan portfolio was secured by properties located in Pennsylvania. We do not believe we have significant concentrations of credit risk to any one group of borrowers given our underwriting and collateral requirements.

Loans receivable at December 31, 2011 and 2010 include $1.745 billion and $1.757 billion, respectively, of adjustable rate loans and $3.890 billion and $3.913 billion, respectively, of fixed rate loans.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable as of December 31, 2011:

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual	Recorded investment in loans past due 90 days or more and still accruing	TDRs
Personal Banking:
Residental mortgage loans	$2,397,366	8,482	28,221	12	806
Home equity loans	1,084,786	8,687	9,560	221	—
Other consumer loans	245,689	5,325	2,667	277	—
Total Personal Banking	3,727,841	22,494	40,448	510	806

Business Banking:
Commercial real estate loans	1,435,767	32,148	62,494	—	38,216
Commercial loans	387,911	12,080	28,163	—	30,407
Total Business Banking	1,823,678	44,228	90,657	—	68,623

Total	$5,551,519	66,722	131,105	510	69,429

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable as of December 31, 2010:

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual	Recorded investment in loans past due 90 days or more and still accruing	TDRs
Personal Banking:
Residental mortgage loans	$2,398,304	6,854	29,751	—	—
Home equity loans	1,095,953	7,675	10,263	—	—
Other consumer loans	255,776	5,810	2,565	—	—
Total Personal Banking	3,750,033	20,339	42,579	—	—

Business Banking:
Commercial real estate loans	1,350,319	35,832	67,305	1,067	25,323
Commercial loans	433,653	15,770	38,507	—	27,282
Total Business Banking	1,783,972	51,602	105,812	1,067	52,605

Total	$5,534,005	71,941	148,391	1,067	52,605

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

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

Of the 12 TDRs that subsequently defaulted during the year ended December 31, 2011, one commercial loan with a balance of $7.1 million was moved to other real estate owned, one commercial real estate loan with a balance of $307,000 was charged off and one commercial real estate loan with a balance of $317,000 was paid off.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to troubled debt restructurings that occurred during the periods indicated by portfolio segment and by class of financing receivable for the periods indicated:

	For the year ended December 31, 2011
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	2	$894	806	128
Home equity loans	—	—	—	—
Other consumer loans	—	—	—	—
Total Personal Banking	2	894	806	128

Business Banking:
Commercial real estate loans	21	21,617	21,387	1,358
Commercial loans	21	17,673	16,011	646
Total Business Banking	42	39,290	37,398	2,004

Total	44	$40,184	38,204	2,132

	For the year ended December 31, 2011
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings that subsequently defaulted:
Personal Banking:
Residential mortgage loans	—	$—	—	—
Home equity loans	—	—	—	—
Other consumer loans	—	—	—	—
Total Personal Banking	—	—	—	—

Business Banking:
Commercial real estate loans	8	3,616	2,218	516
Commercial loans	4	10,864	1,385	277
Total Business Banking	12	14,480	3,603	793

Total	12	$14,480	3,603	793

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

	For the year ended December 31, 2010
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	—	$—	—	—
Home equity loans	—	—	—	—
Other consumer loans	—	—	—	—
Total Personal Banking	—	—	—	—

Business Banking:
Commercial real estate loans	19	15,914	15,508	701
Commercial loans	8	16,106	16,106	3,495
Total Business Banking	27	32,020	31,614	4,196

Total	27	$32,020	31,614	4,196

	For the year ended December 31, 2010
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Troubled debt restructurings that subsequently defaulted:
Personal Banking:
Residential mortgage loans	—	$—	—	—
Home equity loans	—	—	—	—
Other consumer loans	—	—	—	—
Total Personal Banking	—	—	—	—

Business Banking:
Commercial real estate loans	3	11,470	11,668	114
Commercial loans	—	—	—	—
Total Business Banking	3	11,470	11,668	114

Total	3	$11,470	11,668	114

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

	For the year ended December 31, 2009
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	—	$—	—	—
Home equity loans	—	—	—	—
Other consumer loans	—	—	—	—
Total Personal Banking	—	—	—	—

Business Banking:
Commercial real estate loans	9	9,785	9,782	1,461
Commercial loans	2	11,303	11,303	1,087
Total Business Banking	11	21,088	21,085	2,548

Total	11	$21,088	21,085	2,548

No TDRs had defaulted as of Decemebr 31, 2009.

A loan is considered to be impaired, when, based on current information and events it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  This includes non-accrual loans, loans more than 90 days delinquent and still accruing interest, loans for which we perform an impairment review and TDRs. The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment.  Total impaired loans at December 31, 2011 and 2010 were $179.4 million and $205.5 million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to impaired loans by portfolio segment and by class of financing receivable as of and for the year ended December 31, 2011:

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve	Average recorded investment in nonaccrual impaired loans	Interest income recognized on nonaccrual impaired loans
Personal Banking:
Residental mortgage loans	$2,397,366	—	—	—	—	30,310	—
Home equity loans	1,084,786	—	—	—	—	9,574	—
Other consumer loans	245,689	—	—	—	—	2,340	—
Total Personal Banking	3,727,841	—	—	—	—	42,224	—

Business Banking:
Commercial real estate loans	1,395,634	40,133	15,576	3,025	24,557	72,852	309
Commercial loans	361,033	26,878	5,897	1,519	20,981	40,522	561
Total Business Banking	1,756,667	67,011	21,473	4,544	45,538	113,374	870

Total	$5,484,508	67,011	21,473	4,544	45,538	155,598	870

The following table provides information related to impaired loans by portfolio segment and by class of financing receivable as of and for the year ended December 31, 2010:

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve	Average recorded investment in nonaccrual impaired loans	Interest income recognized on nonaccrual impaired loans
Personal Banking:
Residental mortgage loans	$2,398,304	—	—	—	—	27,544	—
Home equity loans	1,095,953	—	—	—	—	8,333	—
Other consumer loans	255,776	—	—	—	—	4,543	—
Total Personal Banking	3,750,033	—	—	—	—	40,420	—

Business Banking:
Commercial real estate loans	1,286,398	63,921	37,336	9,186	26,585	60,923	171
Commercial loans	403,924	29,729	23,468	6,944	6,261	35,452	629
Total Business Banking	1,690,322	93,650	60,804	16,130	32,846	96,375	800

Total	$5,440,355	93,650	60,804	16,130	32,846	136,795	800

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to impaired loans by portfolio segment and by class of financing receivable as of and for the year ended December 31, 2009:

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve	Average recorded investment in nonaccrual impaired loans	Interest income recognized on nonaccrual impaired loans
Personal Banking:
Residental mortgage loans	$2,335,703	—	—	—	—	26,250	—
Home equity loans	1,080,011	—	—	—	—	8,722	—
Other consumer loans	273,865	—	—	—	—	2,276	—
Total Personal Banking	3,689,579	—	—	—	—	37,248	—

Business Banking:
Commercial real estate loans	1,212,168	26,048	17,075	5,016	8,973	51,282	329
Commercial loans	347,854	23,816	19,871	5,747	3,945	28,641	—
Total Business Banking	1,560,022	49,864	36,946	10,763	12,918	79,923	329

Total	$5,249,601	49,864	36,946	10,763	12,918	117,171	329

The following table provides information related to loan delinquencies as of December 31, 2011:

	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or Greater Delinquent	Total Delinquency	Current	Total Loans
Personal Banking:
Residential mortgage loans	$33,671	8,629	28,221	70,521	2,326,845	2,397,366
Home equity loans	7,426	1,953	9,560	18,939	1,065,847	1,084,786
Other consumer loans	4,854	1,787	2,667	9,308	236,381	245,689
Total Personal Banking	45,951	12,369	40,448	98,768	3,629,073	3,727,841

Business Banking:
Commercial real estate loans	10,680	3,122	44,603	58,405	1,377,362	1,435,767
Commercial loans	2,027	4,958	10,785	17,770	370,141	387,911
Total Business Banking	12,707	8,080	55,388	76,175	1,747,503	1,823,678

Total	$58,658	20,449	95,836	174,943	5,376,576	5,551,519

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to loan delinquencies as of December 31, 2010:

	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or Greater Delinquent	Total Delinquency	Current	Total Loans
Personal Banking:
Residential mortgage loans	$35,329	9,848	29,751	74,928	2,323,376	2,398,304
Home equity loans	7,317	3,249	10,263	20,829	1,075,124	1,095,953
Other consumer loans	5,318	1,331	2,565	9,214	246,562	255,776
Total Personal Banking	47,964	14,428	42,579	104,971	3,645,062	3,750,033

Business Banking:
Commercial real estate loans	16,287	14,365	44,965	75,617	1,274,702	1,350,319
Commercial loans	6,590	1,678	12,877	21,145	412,508	433,653
Total Business Banking	22,877	16,043	57,842	96,762	1,687,210	1,783,972

Total	$70,841	30,471	100,421	201,733	5,332,272	5,534,005

Credit quality indicators:  We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  We analyze business loans individually by classifying the loans by credit risk.  Loans classified as special mention or substandard are reviewed quarterly for further deterioration or improvement to determine if the loan is appropriately classified.  We use the following definitions for risk ratings other than pass:

Special mention — Loans designated as special mention have specific, well-defined risk issues, which create a high level of uncertainty regarding the long-term viability of the business. Loans in this class are considered to have high-risk characteristics.  A special mention loan exhibits material negative financial trends due to company-specific or systemic conditions.  If these potential weaknesses are not mitigated, they threaten the borrower’s capacity to meet its debt obligations.  Special mention loans still demonstrate sufficient financial flexibility to react to and positively address the root cause of the adverse financial trends without significant deviations from their current business strategy. Their potential weaknesses deserve our close attention and warrant enhanced monitoring.

Substandard — Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

Doubtful — Loans classified as doubtful have all the weaknesses inherent in those classified as substandard.  In addition, those weaknesses make collection or liquidation in full highly questionable and improbable.  A loan classified as doubtful exhibits discernible loss potential, but a complete loss seems very unlikely.  The possibility of a loss on a doubtful loan is high, but because of certain important and reasonably specific pending factors that may strengthen the loan, its classification as an estimated loss is deferred until a more exact status can be determined.

Loss — Loans classified as loss are considered uncollectible and of such value that the continuance as a loan is not warranted.  A loss classification does not mean that the loan has no recovery or salvage value; instead, it means that it is not practical or desirable to defer writing off all or a portion of a basically worthless loan even though partial recovery may be affected in the future.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth information about credit quality indicators as of December 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Personal Banking:
Residential mortgage loans	$2,373,275	—	22,843	11	1,237	2,397,366
Home equity loans	1,074,512	—	10,274	—	—	1,084,786
Other consumer loans	244,491	—	1,198	—	—	245,689
Total Personal Banking	3,692,278	—	34,315	11	1,237	3,727,841

Business Banking:
Commercial real estate loans	1,211,583	75,981	144,947	3,256	—	1,435,767
Commercial loans	298,597	23,887	62,753	2,674	—	387,911
Total Business Banking	1,510,180	99,868	207,700	5,930	—	1,823,678

Total	$5,202,458	99,868	242,015	5,941	1,237	5,551,519

The following table sets forth information about credit quality indicators as of December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Personal Banking:
Residential mortgage loans	$2,368,776	—	28,763	56	709	2,398,304
Home equity loans	1,084,605	—	11,348	—	—	1,095,953
Other consumer loans	254,072	—	1,704	—	—	255,776
Total Personal Banking	3,707,453	—	41,815	56	709	3,750,033

Business Banking:
Commercial real estate loans	1,112,955	70,638	163,050	3,346	330	1,350,319
Commercial loans	349,232	25,710	58,266	436	9	433,653
Total Business Banking	1,462,187	96,348	221,316	3,782	339	1,783,972

Total	$5,169,640	96,348	263,131	3,838	1,048	5,534,005

Our exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. We use the same credit policies in making commitments for off-balance-sheet financial instruments as we do for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of December 31, 2011 and 2010 are presented in the following table:

	December 31,
	2011	2010
Loan commitments	$162,903	135,782
Undisbursed lines of credit	371,729	345,838
Standby letters of credit	63,942	61,485
	$598,574	543,105

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

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

Outstanding loan commitments at December 31, 2011, for fixed rate loans, were $52.4 million. The interest rates on these commitments approximate market rates at December 31, 2011. Outstanding loan commitments at December 31, 2011 for adjustable rate loans were $110.5 million.  The fair values of these commitments are affected by fluctuations in market rates of interest.

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. As of December 31, 2011, the maximum potential amount of future payments we could be required to make under these standby letters of credit is $63.9 million, of which $62.8 million is fully collateralized. A liability (which represents deferred income) of $815,000 and $812,000 has been recognized for the obligations as of December 31, 2011 and 2010, respectively, and there are no recourse provisions that would enable us to recover any amounts from third parties.

Mortgage servicing assets are recorded in other assets on the balance sheet when the underlying loan is sold.  Upon sale, the mortgage servicing right (MSR) is established, which represents the then fair value of future net cash flows expected to be realized for performing the servicing activities.  The fair value of the MSRs are estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions.  In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio.  MSRs are amortized against mortgage banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table shows changes in MSRs as of and for the year ended December 31, 2011:

			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value

Balance at December 31, 2010	$5,969	—	5,969
Additions/ (reductions)	1,091	—	1,091
Amortization	(3,405)	—	(3,405)
Balance at December 31, 2011	$3,655	—	3,655

The following table shows changes in MSRs as of and for the year ended December 31, 2010:

			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value

Balance at December 31, 2009	$8,570	(540)	8,030
Additions/ (reductions)	1,783	540	2,323
Amortization	(4,384)	—	(4,384)
Balance at December 31, 2010	$5,969	—	5,969

(5)                                 Accrued Interest Receivable

Accrued interest receivable as of December 31, 2011 and 2010 is presented in the following table:

	December 31,
	2011	2010
Investment securities	$2,402	3,162
Mortgage-backed securities	1,777	2,438
Loans receivable	20,420	20,616
	$24,599	26,216

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

(6)                                 Allowance for Loan Losses

Changes in the allowance for losses on loans receivable for the years ended December 31, 2011, 2010 and 2009 are presented in the following tables:

	Balance December 31, 2010	Provision	Charge-offs	Recoveries	Balance December 31, 2011
Personal Banking:
Residental mortgage loans	$6,854	5,518	(4,198)	308	8,482
Home equity loans	7,675	5,619	(4,734)	127	8,687
Other consumer loans	5,810	3,544	(5,283)	1,254	5,325
Total Personal Banking	20,339	14,681	(14,215)	1,689	22,494

Business Banking:
Commercial real estate loans	35,832	7,952	(12,508)	872	32,148
Commercial loans	15,770	11,592	(15,641)	359	12,080
Total Business Banking	51,602	19,544	(28,149)	1,231	44,228

Unallocated	4,471	(55)	—	—	4,416

Total	$76,412	34,170	(42,364)	2,920	71,138

	Balance December 31, 2009	Provision	Charge-offs	Recoveries	Balance December 31, 2010
Personal Banking:
Residental mortgage loans	$9,349	1,826	(4,497)	176	6,854
Home equity loans	6,293	5,404	(4,104)	82	7,675
Other consumer loans	6,554	4,224	(6,390)	1,422	5,810
Total Personal Banking	22,196	11,454	(14,991)	1,680	20,339

Business Banking:
Commercial real estate loans	23,942	24,152	(12,576)	314	35,832
Commercial loans	20,073	4,601	(9,305)	401	15,770
Total Business Banking	44,015	28,753	(21,881)	715	51,602

Unallocated	4,192	279	—	—	4,471

Total	$70,403	40,486	(36,872)	2,395	76,412

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

	Balance December 31, 2008	Provision	Charge-offs	Recoveries	Balance December 31, 2009
Personal Banking:
Residental mortgage loans	$4,138	6,634	(1,437)	14	9,349
Home equity loans	4,476	3,269	(1,525)	73	6,293
Other consumer loans	6,125	4,869	(5,520)	1,080	6,554
Total Personal Banking	14,739	14,772	(8,482)	1,167	22,196

Business Banking:
Commercial real estate loans	20,501	7,083	(3,723)	81	23,942
Commercial loans	15,044	20,445	(15,611)	195	20,073
Total Business Banking	35,545	27,528	(19,334)	276	44,015

Unallocated	4,645	(453)	—	—	4,192

Total	$54,929	41,847	(27,816)	1,443	70,403

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

(7)                                 Federal Home Loan Bank Stock

Our banking subsidiary is a member of the Federal Home Loan Bank system. As a member, we are required to maintain an investment in the capital stock of the FHLB of Pittsburgh, at cost, in an amount not less than 4.60% of borrowings outstanding plus 0.35% of member asset value, as defined by the FHLB of Pittsburgh and 1.60% of certain letters of credit.  During the quarter ended December 31, 2008, the FHLB of Pittsburgh suspended the payment of dividends on its capital stock as well as the regular repurchase of excess stock owned by its members.  The FHLB of Pittsburgh does not routinely repurchase excess stock, but they have repurchased $11.1 million and $3.2 million of our excess stock for the years ended December 31, 2011 and 2010, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

(8)                                 Premises and Equipment

Premises and equipment at December 31, 2011 and 2010 are summarized by major classification in the following table:

	December 31,
	2011	2010
Land and land improvements	$16,391	16,469
Office buildings and improvements	136,858	126,185
Furniture, fixtures and equipment	99,759	97,573
Leasehold improvements	10,734	11,080
Total, at cost	263,742	251,307
Less accumulated depreciation and amortization	(131,590)	(123,206)
Premises and equipment, net	$132,152	128,101

Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was $11.7 million, $12.6 million and $12.1 million, respectively.

Premises used by certain of our branches and offices are occupied under formal operating lease arrangements. The leases expire on various dates through 2027. Minimum annual rentals by fiscal year are summarized in the following table:

2012	$3,957
2013	3,347
2014	2,686
2015	2,159
2016	1,765
Thereafter	8,400
$22,314

Rental expense for the years ended December 31, 2011, 2010 and 2009 was $4.3 million, $4.9 million and $4.9 million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

(9)                             Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization for the years ended December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
Amortizable intangible assets:
Core deposit intangibles — gross	$30,578	30,578
Acquisitions	—	—
Less: accumulated amortization	(29,549)	(28,301)
Core deposit intangibles — net	1,029	2,277

Customer and Contract intangible assets — gross	3,779	1,731
Acquisitions - Veracity Benefits Design, Inc.	—	2,048
Less: accumulated amortization	(2,685)	(2,114)
Customer and Contract intangible assets — net	$1,094	1,665

The following information shows the actual aggregate amortization expense for the years ended December 31, 2011, 2010 and 2009 as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for each of the five succeeding fiscal years:

For the year ended December 31, 2009	$3,020
For the year ended December 31, 2010	2,784
For the year ended December 31, 2011	1,819
For the year ending December 31, 2012	993
For the year ending December 31, 2013	625
For the year ending December 31, 2014	295
For the year ending December 31, 2015	140
For the year ending December 31, 2016	70

The following table provides information for the changes in the carrying amount of goodwill:

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2009	$170,050	1,313	171,363
Goodwill acquired	219	300	519
Impairment losses	—	—	—
Balance at December 31, 2010	170,269	1,613	171,882
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Balance at December 31, 2011	$170,269	1,613	171,882

We have determined that goodwill is not impaired as of December 31, 2011 and 2010. There were no changes in our operations that would cause us to update the goodwill impairment test performed as of June 30, 2011.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

(10)                          Deposits

Deposit balances at December 31, 2011 and 2010 are shown in the table below:

	December 31,
	2011	2010
Savings accounts	$1,072,278	1,049,194
Interest-bearing checking accounts	800,676	782,257
Noninterest-bearing checking accounts	658,560	575,281
Money market deposit accounts	963,994	899,688
Certificates of deposit	2,284,817	2,457,916
	$5,780,325	5,764,336

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 at December 31, 2011 and 2010 was $596.3 million and $623.3 million, respectively.  Generally, deposits in excess of $250,000 are not federally insured.

It is not our practice to solicit brokered deposits.  We are a registered participant in the CDARS program and have three customers currently participating with a total balance of $359,000.

The following table summarizes the contractual maturity of the certificate accounts at December 31, 2011 and 2010:

	December 31,
	2011	2010
Due within 12 months	$1,356,963	1,230,549
Due between 12 and 24 months	356,456	803,502
Due between 24 and 36 months	132,191	208,304
Due between 36 and 48 months	122,766	50,791
Due between 48 and 60 months	252,181	124,825
After 60 months	64,260	39,945
	$2,284,817	2,457,916

The following table summarizes the interest expense incurred on the respective deposits for the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31,
	2011	2010	2009
Savings accounts	$5,000	8,166	6,501
Interest-bearing checking accounts	960	1,211	2,536
Money market deposit accounts	4,243	5,977	8,471
Certificate accounts	50,518	59,820	77,886
	$60,721	75,174	95,394

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

(11)                          Borrowed Funds

Borrowed funds at December 31, 2011 and 2010 are presented in the following table:

	December 31,
	2011		2010
	Amount	Avg. Rate	Amount	Avg. Rate
Term notes payable to the FHLB of Pittsburgh:
Due within one year	$—	—	50,000	4.87%
Due between one and two years	—	—	—	—
Due between two and three years	44	1.75%	—	—
Due between three and four years	110,000	2.53%	65	1.75%
Due between four and five years	145,541	3.24%	110,000	2.53%
Due between five and ten years	440,000	4.01%	585,586	3.88%
	695,585		745,651
Revolving line of credit, FHLB of Pittsburgh	—	—	—	—
Securities sold under agreement to repurchase, due within one year	132,340	0.35%	145,642	0.74%
Total borrowed funds	$827,925		891,293

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

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $150.0 million maturing on December 7, 2012. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty.

The securities sold under agreements to repurchase are collateralized by various securities held in safekeeping by the FHLB of Pittsburgh. The market value of such securities exceeds the value of the securities sold under agreements to repurchase. The average amount of such security repurchase agreements outstanding in the years ended December 31, 2011, 2010 and 2009 was $140.8 million, $127.4 million and $90.7 million, respectively. The maximum amount of security repurchase agreements outstanding during the years ended December 31, 2011, 2010 and 2009 was $151.8 million, $157.6 million and $115.3 million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

(12)                          Income Taxes

Total income tax was allocated for the years ended December 31, 2011, 2010 and 2009 as follows:

	Years ended December 31,
	2011	2010	2009
Income before income taxes	$26,857	23,522	7,000
Shareholders’ equity for unrealized (loss)/ gain on securities available-for-sale	7,029	(1,173)	5,116
Shareholders’ equity for tax benefit for excess of fair value above cost of stock benefit plans	(610)	(369)	(17)
Shareholders’ equity for pension adjustment	(11,487)	758	4,626
Shareholders’ equity for swap fair value adjustment	(1,506)	(1,534)	2,857
	$20,283	21,204	19,582

Income tax expense (benefit) applicable to income before taxes consists of:

	Years ended December 31,
	2011	2010	2009
Current	$19,108	23,091	15,763
Deferred	7,749	431	(8,763)
	$26,857	23,522	7,000

A reconciliation of the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income for the years ended December 31, 2011, 2010 and 2009, is as follows:

	Years ended December 31,
	2011	2010	2009
Expected tax rate	35.0%	35.0%	35.0%
Tax-exempt interest income	(5.4)%	(5.9)%	(11.6)%
State income tax, net of federal benefit	2.9%	2.7%	2.5%
Bank-owned life insurance	(2.3)%	(2.2)%	(4.2)%
Non-taxable gain on bargain purchase	—	—	(3.1)%
Other	(0.7)%	(0.6)%	(0.9)%
Effective tax rate	29.5%	29.0%	17.7%

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below:

	December 31,
	2011	2010
Deferred tax assets:
Deferred fee income	$363	538
Deferred compensation expense	2,845	3,010
Net operating loss carryforwards	758	1,048
Bad debts	21,464	19,334
Accrued postretirement benefit cost	736	699
Stock benefit plans	911	318
Writedown of investment securities	6,700	8,005
Reserve for uncollected interest	6,194	5,376
Pension expense	—	521
Pension and postretirement benefits	18,162	6,675
Unrealized loss on the fair value of derivatives	4,925	3,267
Charitable contribution carryforward	—	1,022
Other	317	363
	63,375	50,176
Deferred tax liabilities:
Pension expense	6,704	—
Marketable securities available for sale	8,894	1,865
Purchase accounting	1,030	1,183
Intangible asset	16,202	14,488
Mortgage servicing rights	1,279	2,077
Fixed assets	7,064	6,561
Other	737	728
	41,910	26,902
Net deferred tax asset/ (liability)	$21,465	23,274

We have determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through carry-back to taxable income in prior years, future reversals of existing temporary differences, and through future taxable income. We will continue to review the criteria related to the recognition of deferred tax assets on a regular basis.

Under provisions of the Internal Revenue Code (“IRC”), Northwest has approximately $2.1 million of federal net operating losses, which expire in 2026 and 2027. These net operating losses, which were acquired as part of previous acquisitions, are subject to annual carry-forward limitations imposed by IRC section 382.  We believe the limitations will not prevent the carry-forward benefits from being utilized.

We utilize a comprehensive model to recognize, measure, present and disclose in our financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  At December 31, 2011 there were no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate.  We recognize interest accrued and penalties (if any) related to unrecognized tax benefits in income tax expense.  During the year ended December 31, 2011, we did not accrue any interest.  At December 31, 2011, we had no amount accrued for interest or the payment of penalties.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

We are subject to routine audits of our tax returns by the Internal Revenue Service as well as all states in which we conduct business.  During 2009, the Internal Revenue Service completed an examination of our federal income tax returns for the year ended June 30, 2005, the six-month period ended December 31, 2005 and the years ended December 31, 2006 and 2007.  There was no material change to our financial position due to the settlement of this audit.  We are subject to audit by the Internal Revenue Service for the tax periods ended December 31, 2010, 2009 and 2008 and subject to audit by any state in which we conduct business for the tax periods ended December 31, 2010, 2009 and 2008.

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

In tax years prior to fiscal 1997, Northwest was permitted, under the IRC, to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at December 31, 2011 and 2010 include approximately $39.1 million representing such bad debt deductions for which no deferred income taxes have been provided.

(14)                          Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  For the years ended December 31, 2011, 2010 and 2009, there were 2,606,398, 4,500 and 1,321,203 options outstanding, respectively, with a weighted average strike price of $12.32, $12.48 and $11.32 per share, respectively, that were excluded from the calculation of earnings per share because they were anti-dilutive.  The computation of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 follows:

	Years ended December 31,
	2011	2010	2009
Net income available to common shareholders	$64,151	57,523	32,653

Weighted average common shares outstanding	99,802	108,309	109,078
Dilutive potential shares due to effect of stock options	376	622	382
Total weighted average common shares and dilutive potential shares	100,178	108,931	109,460
Basic earnings per share:	$0.64	0.53	0.30
Diluted earnings per share:	$0.64	0.53	0.30

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

(15)         Employee Benefit Plans

(a)           Pension Plans

We maintain noncontributory defined benefit pension plans covering substantially all employees and members of our board of directors. Retirement benefits are based on certain compensation levels, age, and length of service. Contributions are based on an actuarially determined amount to fund not only benefits attributed to service to date but also for those expected to be earned in the future. In addition, we have an unfunded Supplemental Executive Retirement Plan (“SERP”) to compensate those executive participants eligible for the defined benefit pension plan whose benefits are limited by Section 415 of the IRC.

We also sponsor a retirement savings plan in which substantially all employees participate. We provide a matching contribution of 50% of each employee’s contribution to a maximum of 6% of the employee’s compensation.

Total expense for all retirement plans, including defined benefit pension plans, was approximately $7.0 million, $7.4 million and $9.1 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

Components of net periodic pension cost and other amounts recognized in other comprehensive income:

The following tables set forth the net periodic pension cost for the defined benefit pension plans for the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31,
	2011	2010	2009
Service cost	$5,713	5,590	5,292
Interest cost	5,452	5,331	4,794
Expected return on plan assets	(6,009)	(5,517)	(3,866)
Net amortization and deferral	516	711	1,677
Net periodic pension cost	$5,672	6,115	7,897

The following table sets forth other changes in the defined benefit pension plans’ plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2011	2010	2009
Net loss (gain)	$29,319	(2,087)	(11,922)
Prior service cost (credit)	—	—	—
Amortization of prior service cost	160	160	154
Total recognized in other comprehensive income	$29,479	(1,927)	(11,768)
Total recognized in net periodic pension cost and other comprehensive income/ (loss)	$35,151	4,188	(3,871)

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic cost over the next year is $2.7 million and $160,000, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth information for the defined benefit pension plans’ funded status at December 31, 2011 and 2010:

	December 31,
	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$99,150	89,816
Service cost	5,713	5,590
Interest cost	5,452	5,331
Actuarial (gain) loss	23,979	783
Benefits paid	(2,367)	(2,370)
Benefit obligation at end of year	$131,927	99,150

Change in plan assets:
Fair value of plan assets at beginning of year	$81,219	69,769
Actual return on plan assets	(7)	7,516
Employer contributions	26,314	6,304
Benefits paid	(2,367)	(2,370)
Fair value of plan assets at end of period	$105,159	81,219
Funded status at end of year	$(26,768)	(17,931)

The following table sets forth the assumptions used to develop the net periodic pension cost:

	Years ended December 31,
	2011	2010	2009
Discount rate	5.57%	6.00%	6.00%
Expected long-term rate of return on assets	7.50%	8.00%	8.00%
Rate of increase in compensation levels	3.00%	4.00%	4.00%

The following table sets forth the assumptions used to determine benefit obligations at the end of each period:

	Years ended December 31,
	2011	2010	2009
Discount rate	4.39%	5.57%	6.00%
Expected long-term rate of return on assets	7.50%	7.50%	8.00%
Rate of increase in compensation levels	3.00%	3.00%	4.00%

The expected long-term rate of return on assets is based on the expected return of each of the asset categories, weighted based on the median of the target allocation for each category.  We use the Citigroup Pension Liability Index rates matching the duration of our benefit payments as of the measurement date to determine the discount rate.

The accumulated benefit obligation for the funded defined benefit pension plan was $102.4 million, $76.9 million and $64.3 million at December 31, 2011, 2010 and 2009, respectively. The accumulated benefit obligation

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

for all unfunded defined benefit plans was $4.9 million, $4.2 million and $4.0 million at December 31, 2011, 2010 and 2009, respectively.

The following table sets forth certain information related to our pension plans:

	December 31,
	2011	2010
Projected benefit obligation	$131,927	99,150
Accumulated benefit obligation	107,259	81,123
Fair value of plan assets	105,159	81,219

We anticipate making a tax deductible contribution to our defined benefit pension plan during the year ending December 31, 2012 in an amount to be determined during December 2012.

The investment policy as established by the Plan Administrative Committee, to be followed by the Trustee, is to invest assets based on the target allocations shown in the table below. To meet target allocation ranges set forth by the Plan Administrative Committee, periodically, the assets are reallocated by the Trustee.  The investment policy is reviewed periodically to determine if the policy should be changed. Pension assets are conservatively invested with the goal of providing market or better returns with below market risks. Assets are invested in a balanced portfolio composed primarily of equities, fixed income, and cash or cash equivalent investments. The Trustee tries to maintain an approximate asset mix position of 30% to 60% equities and 20% to 50% bonds.  As of December 31, 2011, we exceeded our target allocation for Other Assets due to the year-end contribution of $26.0 million being held in liquid deposits until it could be allocated to the appropriate investments.

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

The following table sets forth the weighted average asset allocation of defined benefit plans:

	Target	December 31,
	Allocation	2011	2010
Debt securities	20 – 50%	23%	29%
Equity securities	30 – 60%	26%	33%
Other	5 – 50%	51%	38%
Total		100%	100%

All of the assets held by the defined benefit pension plan are measured and recorded at estimated fair value on our balance sheet on a recurring basis as level 1 assets, as defined by the fair value hierarchy defined in Footnote 16.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth the pension plan assets as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Mutual funds — debt	$24,534	24,003
Mutual funds — equity	27,293	26,702
Cash	53,332	30,514

The benefits expected to be paid in each year from 2012 to 2016 are $2.8 million, $3.1 million, $3.3 million, $3.6 million and $4.1 million, respectively. The aggregate benefits expected to be paid in the five years from 2017 to 2021 are $25.9 million. The expected benefits to be paid are based on the same assumptions used to measure our benefit obligations at December 31, 2011 and include estimated future employee service.

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

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

The following tables set forth the net periodic benefit cost for the postretirement healthcare benefits plan for the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31,
	2011	2010	2009
Service cost	$—	—	—
Interest cost	86	96	101
Amortization of net loss	52	52	58
Net period benefit cost	$138	148	159

The following table sets forth other changes in the postretirement healthcare plan’s plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2011	2010	2009
Net gain	$(26)	(17)	(94)
Total recognized in other comprehensive income	$(26)	(17)	(94)
Total recognized in net periodic benefit cost and other comprehensive income	$112	131	65

The estimated net loss for the postretirement healthcare benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is $50,000.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth the funded status of the postretirement healthcare benefit plan at December 31, 2011 and 2010:

	December 31,
	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$1,625	1,677
Service cost	—	—
Interest cost	86	96
Actuarial loss	26	35
Benefits paid	(149)	(183)
Benefit obligation at end of year	$1,588	1,625

Change in plan assets:
Fair value of plan assets at beginning of year	$—	—
Employer contributions	149	183
Benefits paid	(149)	(183)
Fair value of plan assets at end of year	$—	—
Funded status at year end	$(1,588)	(1,625)

The assumptions used to develop the preceding information for postretirement healthcare benefits are as follows:

	Years ended December 31,
	2011	2010	2009
Discount rate	5.57%	6.00%	6.00%
Monthly cost of healthcare insurance per beneficiary (1)	$320	327	322
Annual rate of increase in healthcare costs	4.00%	4.00%	4.00%

(1)           Not in thousands

If the assumed rate of increase in healthcare costs was increased by one percentage point to 5% from the level of 4% presented above, the interest cost component of net periodic postretirement healthcare benefit cost would increase by $9,000 and the accumulated postretirement benefit obligation for healthcare benefits would increase by $65,000.

The following table sets forth information for plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2011	2010
Projected benefit obligation	$1,588	1,625
Accumulated benefit obligation	1,588	1,625
Fair value of plan assets	—	—

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

(c)           Employee Stock Ownership Plan

We have an employee stock ownership plan (ESOP) for employees who have attained age 21 and who have completed a 12-month period of employment during which they worked at least 1,000 hours.

ESOP compensation expense was $1.5 million for the years ended December 31, 2011 and 2010.  We made a contribution of $3.1 million to purchase 280,623 shares during the year ended December 31, 2009.

In addition to the aforementioned contribution, in 2009 we re-leveraged the ESOP, purchasing 2,525,610 shares of common stock using the proceeds of a loan from the Company of $28.9 million.   The common stock was purchased in the open market between December 18, 2009 and February 1, 2010.  The effective date of the leveraged ESOP is January 1, 2010.  In order for the ESOP to repay the loan, Northwest is expected to make annual cash contributions to the ESOP until 2029 when the loan matures.  At December 31, 2011, the loan balance was $26.7 million.

Shares of common stock are held by the ESOP and will be allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation.  Shares are scheduled for release as the loan is repaid based on the interest method.  The amortization schedule calls for 126,280 shares to be released each December 31.  At December 31, 2011, 2,273,050 shares of common stock remained unallocated.  The fair value of unallocated common stock held by the ESOP at December 31, 2011 was $28.3 million.

Compensation expense related to the ESOP will be recognized at an amount equal to the number of common shares committed to be released by the ESOP to participants’ accounts multiplied by the average fair value of the common stock during the reporting period.  The difference between the fair value of the shares of the common stock committed to be allocated by the ESOP to participants’ accounts for the period and the average cost of those common shares is recorded as an adjustment to either additional paid-in capital or retained earnings.

(d)           Common Stock Awards

On November 17, 2004, we established a Recognition and Retention Plan for Employees and Outside Directors (RRP) with 652,995 shares authorized.  The objective of the RRP is to enable the Company to provide directors, officers, and employees with a proprietary interest in the Company.  On March 16, 2005, 626,020 shares were issued with a weighted average grant date fair value per share of $9.52 (total market value of $6.0 million at issuance).  During 2007, 9,675 shares were issued with a weighted average grant date fair value per share of $12.02 (total market value of $116,000 at issuance).  On April 20, 2011, we awarded a director 12,000 RRP shares with a grant date fair value of $12.33 per share (total market value of $148,000 at issuance). Total common shares forfeited from the 2004 plan were 22,743, of which, 162 shares were forfeited during the year ended December 31, 2010 and 3,856 shares were forfeited during the year ended December 31, 2009. Shares of common stock granted pursuant to the RRP were in the form of restricted stock and generally vest over a five-year period at the rate of 20% per year, commencing one year after the award date. As of December 31, 2011, all of the 2005 issuances vested, 80% of the 2007 issuances have vested and none of the 2011 issuances have vested.  Once shares have vested, they are no longer restricted. On April 20, 2011, we established the Northwest Bancshares, Inc. 2011 Equity Incentive Plan with 2,806,233 common shares authorized.  On May 18, 2011, we awarded employees 1,165,949 common shares and directors 108,000 common shares with a grant date fair value of $12.34 per share (total market value of $15.7 million at issuance). Total common shares forfeited from the 2011 plan were 3,168. Common shares vest over a ten-year period with the first vesting occurring on the grant date.  Once shares have vested, they are no longer restricted. Compensation expense, in the amount of the fair market value of the common stock at the date of the grant, will be recognized pro rata over the periods in which the shares vest. While restricted, the recipients are entitled to all voting and other shareholder rights, except that the shares may not be sold, pledged, or otherwise disposed of and are required to be held in a trust.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

(e)           Stock Option Plans

On May 21, 2008, we established the 2008 Stock Option Plan. This Plan authorized the grant of stock options and limited stock rights for 3,937,500 shares of our common stock. On November 19, 2008 we granted 54,000 non-statutory stock options to outside directors and 454,653 incentive stock options to employees at an exercise price of $9.79 per share.  On February 19, 2009 we granted 54,000 non-statutory stock options to outside directors and 440,458 incentive stock options to employees at an exercise price of $7.48 per share.  On January 20, 2010, we granted 54,000 non-statutory stock options to outside directors and 484,576 incentive stock options to employees at an exercise price of $11.49 per share.  On January 19, 2011, we granted employees 515,293 stock options and directors 60,000 stock options with an exercise price of $12.12 per share. On April 20, 2011, we granted a director 30,000 stock options with an exercise price of $12.17 per share. These options are exercisable for a period of ten years from the grant date with each recipient vesting over a seven year period, with the first vesting date being one year from the grant date. On April 20, 2011, we established the Northwest Bancshares, Inc. 2011 Equity Incentive Plan, which authorizes the granting of 7,015,583 stock options.  On May 18, 2011, we granted employees 2,331,898 stock options and directors 270,000 stock options with an exercise price of $12.32 per share. Awarded stock options vest over a ten-year period with the first vesting occurring on the grant date with a ten year exercise period from the grant date.

The following table summarizes the activity in our option plans during the years ended December 31, 2011, 2010 and 2009 (Amounts in this table are not in thousands):

	Years ended December 31,
	2011			2010			2009
	Number	Weighted Average Exercise Price		Number	Weighted Average Exercise Price		Number	Weighted Average Exercise Price

Balance at beginning of year	4,347,023	$9.59		4,019,562	$9.25		3,599,478	$9.39
Granted	3,207,191	12.28	(a)	538,576	11.49	(a)	494,458	7.48	(a)
Exercised	(380,778)	6.06	(b)	(211,115)	7.86	(b)	(74,374)	4.14	(b)
Forfeited	(1,454)	4.35		—	—		—	—
Balance at end of year	7,171,982	10.99		4,347,023	9.59		4,019,562	9.25
Exercisable at end of year	2,901,045	10.11		2,534,791	9.23		2,538,079	9.08

(a)         Weighted average fair value of options at grant date: $2.16, $1.95 and $0.65, respectively.

(b)         The total intrinsic value of options exercised was $2.3 million, $784,000 and $324,000, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

The aggregate intrinsic value of all options expected to vest and fully vested options at December 31, 2011 is $3.6 million and $6.7 million, respectively.  The following table summarizes the number of options outstanding, number of options exercisable, and weighted average remaining life of all option grants as of December 31, 2011:

	Exercise Price $5.91	Exercise Price $7.37	Exercise Price $7.48	Exercise Price $9.79	Exercise Price $9.86	Exercise Price $10.19	Exercise Price $11.12
Options outstanding:
Number of options	165,157	263,567	490,164	502,594	320,721	426,960	424,971
Weighted average remaining contract life (years)	0.75	1.75	7.25	7.00	4.25	3.25	6.25
Options exercisable:
Number of options	165,158	263,567	145,565	224,067	320,721	426,960	265,182
Weighted average remaining contract life (years)	0.75	1.75	7.25	7.00	4.25	3.25	6.25

	Exercise Price $11.33	Exercise Price $11.49	Exercise Price $11.51	Exercise Price $12.12	Exercise Price $12.17	Exercise Price $12.32	Exercise Price $12.48	Exercise Price $10.99
Options outstanding:
Number of options	431,568	538,177	396,412	575,293	30,000	2,601,898	4,500	7,171,982
Weighted average remaining contract life (years)	3.00	8.25	5.25	9.25	9.50	9.50	5.50	7.14
Options exercisable:
Number of options	431,568	77,338	317,129	—	—	260,190	3,600	2,901,045
Weighted average remaining contract life (years)	3.00	8.25	5.25	9.25	9.50	9.50	5.50	4.44

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition as of December 31, 2011 and 2010:

	December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$688,297	688,297	719,111	719,111
Securities available-for-sale	908,349	908,349	950,463	950,463
Securities held-to-maturity	231,389	239,412	357,922	354,126
Loans receivable, net	5,480,381	5,839,674	5,457,593	5,837,866
Accrued interest receivable	24,599	24,599	26,216	26,216
FHLB Stock	48,935	48,935	60,080	60,080
Total financial assets	$7,381,950	7,749,266	7,571,385	7,947,862

Financial liabilities:
Savings and checking accounts	$3,495,508	3,495,508	3,306,420	3,306,420
Time deposits	2,284,817	2,329,451	2,457,916	2,504,527
Borrowed funds	827,925	899,547	891,293	903,569
Junior subordinated debentures	103,094	116,725	103,094	112,463
Cash flow hedges - swaps	13,637	13,637	9,349	9,349
Accrued interest payable	1,104	1,104	1,716	1,716
Total financial liabilities	$6,726,085	6,855,972	6,769,788	6,838,044

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The following methods and assumptions were used in estimating the fair value of financial instruments at December 31, 2011 and 2010.

Marketable Securities

Where available, market values are based on quoted market prices, dealer quotes, and prices obtained from independent pricing services. See the Fair Value Measurements section of this footnote for further detail on how fair values of marketable securities are determined.  Refer to note 3 for the detail of the types of investment securities.

Loans Receivable

Loans with comparable characteristics including collateral and re-pricing structures were segregated for valuation purposes. Each loan pool was separately valued utilizing a discounted cash flow analysis. Projected monthly cash flows were discounted to present value using a market rate for comparable loans, which is not considered an exit price. Characteristics of comparable loans included remaining term, coupon interest, and estimated prepayment speeds. Delinquent loans were evaluated separately given the impact delinquency has on the projected future cash flow of the loan and the approximate discount or market rate.

Deposit Liabilities

The estimated fair value of deposits with no stated maturity, which includes demand deposits, money market, and other savings accounts, is the amount payable on demand. Although market premiums paid for

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit issued by us are generally short-term in nature and, if drawn upon, are issued under current market terms. At December 31, 2011 and 2010, there was no significant unrealized appreciation or depreciation on these financial instruments.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

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

•                                          Quotes from brokers or other external sources where it cannot be determined that market participants would in fact transact for the asset or liability at the quoted price;

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table represents assets measured at fair value on a recurring basis as of December 31, 2011:

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$12,465	—	—	12,465

Debt securities:
U.S. government and agencies	—	59	—	59
Government sponsored enterprises	—	76,179	—	76,179
States and political subdivisions	—	169,288	—	169,288
Corporate	—	11,477	9,657	21,134
Total debt securities	—	257,003	9,657	266,660

Residential mortgage-backed securities:
GNMA	—	48,297	—	48,297
FNMA	—	138,340	—	138,340
FHLMC	—	72,980	—	72,980
Non-agency	—	725	—	725
Collateralized mortgage obligations:
GNMA	—	30,759	—	30,759
FNMA	—	118,526	—	118,526
FHLMC	—	191,049	—	191,049
SBA	—	18,624	—	18,624
Non-agency	—	9,924	—	9,924
Total mortgage-backed securities	—	629,224	—	629,224

Interest rate swaps	—	(13,637)	—	(13,637)

Total assets	$12,465	872,590	9,657	894,712

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table represents assets measured at fair value on a recurring basis as of December 31, 2010:

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$726	—	—	726

Debt securities:
U.S. government and agencies	—	67	—	67
Government sponsored enterprises	—	18,819	—	18,819
States and political subdivisions	—	208,293	—	208,293
Corporate	—	9,651	9,209	18,860
Total debt securities	—	236,830	9,209	246,039

Residential mortgage-backed securities:
GNMA	—	56,266	—	56,266
FNMA	—	141,414	—	141,414
FHLMC	—	95,239	—	95,239
Non-agency	—	740	—	740
Collateralized mortgage obligations:
GNMA	—	47,143	—	47,143
FNMA	—	108,617	—	108,617
FHLMC	—	215,216	—	215,216
SBA	—	22,355	—	22,355
Non-agency	—	16,708	—	16,708
Total mortgage-backed securities	—	703,698	—	703,698

Interest rate swaps	—	(9,349)	—	(9,349)

Total assets	$726	931,179	9,209	941,114

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

Interest rate swap agreements (Swaps) — The fair value of the swaps was the amount we would have expected to pay to terminate the agreements and is based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011 and 2010:

	December 31,
	2011		2010
	Equity	Debt	Equity	Debt
	securities	securities	securities	securities

Beginning balance January 1,	$—	9,209	—	7,385

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	—	—	(362)
Included in other comprehensive income	—	448	—	2,186

Purchases	—	—	—	—
Sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance December 31,	$—	9,657	—	9,209

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment and mortgage servicing rights. The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2011:

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans evaluated for impairment	$—	—	16,929	16,929
Real estate owned	—	—	26,887	26,887

Total assets	$—	—	43,816	43,816

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2010:

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans evaluated for impairment	$—	—	44,674	44,674
Real estate owned	—	—	20,780	20,780
Mortgage servicing rights	—	—	1,219	1,219

Total assets	$—	—	66,673	66,673

Loans measured for impairment — A loan is considered to be impaired as described in Footnote 1 (f).  We classify impaired loans as nonrecurring Level 3.

Real estate owned — Real estate owned is comprised of property acquired through foreclosure or voluntarily conveyed by borrowers.  These assets are recorded on the date acquired at the lower of the related loan balance or fair value, less estimated disposition costs, with the fair value being determined by appraisal.  Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or fair value, less estimated disposition costs.  We classify real estate owned as nonrecurring Level 3.

Mortgage servicing rights — Mortgage servicing rights represent the value associated with servicing residential mortgage loans, when the mortgage loans have been sold into the secondary market and the related servicing has been retained by us.  The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. Servicing rights and the related mortgage loans are segregated into categories or homogeneous pools based upon common characteristics. Adjustments are made when the estimated discounted future cash flows are less than the carrying value, as determined by individual pool. As such, mortgage servicing rights are classified as nonrecurring Level 3.

(17)         Regulatory Capital Requirements

Our banking subsidiary is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices must be met. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require our banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). At December 31, 2011 and 2010, our banking subsidiary exceeded all capital adequacy requirements to which they were subject. At December 31, 2011, the maximum amount available for dividend payments by Northwest to us, while maintaining its “well capitalized” status, was approximately $86.8 million.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

As of December 15, 2011, the most recent notification from the FDIC categorized Northwest as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s categories.

The actual, required, and well capitalized levels as of December 31, 2011 and 2010 were as follows:

	December 31, 2011
	Actual		Minimum Capital Requirements		Well Capitalized Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$982,156	19.78%	397,302	8.00%	496,627	10.00%
Tier I capital (to risk weighted assets)	919,807	18.52%	198,651	4.00%	297,976	6.00%
Tier I capital (leverage) (to average assets)	919,807	11.81%	233,573	3.00%*	389,288	5.00%

	December 31, 2010
	Actual		Minimum Capital Requirements		Well Capitalized Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$1,033,450	21.10%	391,796	8.00%	489,745	10.00%
Tier I capital (to risk weighted assets)	972,044	19.85%	195,897	4.00%	293,847	6.00%
Tier I capital (leverage) (to average assets)	972,044	12.19%	239,265	3.00%*	398,774	5.00%

*                 The FDIC has indicated that the most highly rated institutions, which meet certain criteria, will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points. As of December 31, 2011 and December 31, 2010, we had not been advised of any additional requirements in this regard.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

(19)         Components of Comprehensive Income

The following table sets forth changes in the components of comprehensive income for the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31,
	2011	2010	2009
Unrealized (loss) gain on marketable securities available-for-sale, net of tax of $(5,996), $1,239 and $(1,205), respectively	$9,312	(1,975)	3,915
Reclassification adjustment for loss/ (gains) included in net income, net of tax of $(705), $473 and $238, respectively	1,104	(878)	(443)
Change in fair value of interest rate swaps, net of tax of $1,506, $1,534 and $(2,857) respectively	(2,787)	(2,855)	5,302
Other-than-temporary impairment on securities recorded in net income, net of tax of $(328), $(539) and $(3,246), respectively	609	1,002	6,265
Defined benefit plans:
Net (loss)/ gain, net of tax of $11,431, $(814) and $(4,680), respectively	(17,863)	1,290	7,335
Amortization of prior service costs, net of tax of $56, $56 and $54, respectively	(104)	(104)	(100)
Other comprehensive (loss)/ income	$(9,729)	(3,520)	22,274

The following table sets forth the components of accumulated other comprehensive income as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Unrealized gain on marketable securities available-for-sale	$14,046	3,021
Fair value of interest rate swaps	(8,864)	(6,077)
Defined benefit pension plans	(28,408)	(10,441)
Accumulated other comprehensive income	$(23,226)	(13,497)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

(20)         Parent Company Only Financial Statements - Condensed

Statements of Financial Condition

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$156,860	260,784
Marketable securities available-for-sale	11,540	83
Investment in bank subsidiary	1,093,605	1,146,762
Other assets	9,821	12,404
Total assets	$1,271,826	1,420,033

Liabilities and Shareholders’ Equity
Liabilities:
Debentures payable	$103,094	103,094
Other liabilities	13,828	9,489
Total liabilities	116,922	112,583
Shareholders’ equity	1,154,904	1,307,450
Total liabilities and shareholders’ equity	$1,271,826	1,420,033

Statements of Income

	Years ended December 31,
	2011	2010	2009
Income:
Interest income	$1,717	3,068	285
Other income	515	362	89
Dividends from bank subsidiary	122,585	—	16,000
Undistributed earnings from equity investment in bank subsidiary	(55,552)	59,421	29,471
Total income	69,265	62,851	45,845
Expense:
Compensation and benefits	649	452	439
Other expense	368	201	13,822
Interest expense	5,699	5,699	5,834
Total expense	6,716	6,352	20,095
Income before income taxes	62,549	56,499	25,750
Federal and state income taxes	(1,602)	(1,024)	(6,903)
Net income	$64,151	57,523	32,653

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

Statements of Cash Flows

	Years ended December 31,
	2011	2010	2009
Operating activities:
Net income	$64,151	57,523	32,653
Adjustments to reconcile net income to net cash provided
Undistributed earnings of subsidiary	(67,033)	(59,421)	(29,471)
Noncash stock benefit plan compensation expense	6,725	2,237	2,140
Noncash charitable contribution	—	—	12,822
Net change in other assets and liabilities	(5,692)	(11,317)	(13,024)
Net cash (used in)/ provided by operating activities	(1,849)	(10,978)	5,120
Investing activities:
Investment in subsidiary	—	—	(329,000)
Purchase of marketable securities	(11,439)	—	—
Acquisition/ purchase of land	—	—	(1,908)
Acquisitions, net of cash received	—	—	8,668
Net cash used in investing activities	(11,439)	—	(322,240)
Financing activities:
Cash dividends paid	(43,642)	(43,276)	(15,813)
Cash dividends from subsidiary	122,585	—	—
Share repurchases	(172,690)	(6,429)	—
Proceeds from common stock offering	—	—	658,660
Purchase of ESOP shares	—	(17,200)	(11,651)
Repayment of loan to ESOP	1,081	2,084	—
Proceeds from options exercised	2,030	1,599	213
Net cash (used in)/ provided by financing activities	(90,636)	(63,222)	631,409
Net increase/ (decrease) in cash and cash equivalents	$(103,924)	(74,200)	314,289
Cash and cash equivalents at beginning of year	260,784	334,984	20,695
Net increase/ (decrease) in cash and cash equivalents	(103,924)	(74,200)	314,289
Cash and cash equivalents at end of year	$156,860	260,784	334,984

(21)         Business Segments

We have identified two reportable business segments based upon the operating approach currently used by management. The Community Banking segment includes our savings bank subsidiary, Northwest Savings Bank, as well as the subsidiaries of the savings bank that provide similar products and services. The savings bank is a community-oriented institution that offers a full array of personal and business deposit and loan products, including mortgage, consumer, and commercial loans as well as trust, investment management, actuarial and benefit plan administration, and brokerage services typically offered by a full service financial institution. The Consumer Finance segment is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest Savings Bank.  This subsidiary compliments the services of the bank by offering personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through its intercompany borrowing relationship with Allegheny Services, Inc. Net income is primarily used by management to measure segment performance. The following tables provide financial information for these segments. The All Other column represents the parent company, other nonbank subsidiaries, and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

At or for the year ended	Community	Consumer
December 31, 2011	Banking	Finance	All Other*	Consolidated
External interest income	$337,221	21,799	1,050	360,070
Intersegment interest income	3,058	—	(3,058)	—
Interest expense	87,850	3,058	1,893	92,801
Provision for loan losses	31,050	3,120	—	34,170
Noninterest income	55,570	2,513	53	58,136
Noninterest expense	187,262	12,331	634	200,227
Income tax expense (benefit)	26,052	2,407	(1,602)	26,857
Net income	$63,635	3,396	(2,880)	64,151
Total assets	$7,802,327	117,068	38,310	7,957,705

At or for the year ended	Community	Consumer
December 31, 2010	Banking	Finance	All Other*	Consolidated
External interest income	$348,498	21,137	933	370,568
Intersegment interest income	3,202	—	(3,202)	—
Interest expense	109,313	3,202	412	112,927
Provision for loan losses	36,750	3,736	—	40,486
Noninterest income	58,262	2,083	53	60,398
Noninterest expense	184,079	12,134	295	196,508
Income tax expense (benefit)	22,824	1,722	(1,024)	23,522
Net income	$56,996	2,426	(1,899)	57,523
Total assets	$8,008,297	117,687	22,171	8,148,155

At or for the year ended	Community	Consumer
December 31, 2009	Banking	Finance	All Other*	Consolidated
External interest income	$343,717	20,728	18	364,463
Intersegment interest income	3,188	—	(3,188)	—
Interest expense	130,087	3,264	2,455	135,806
Provision for loan losses	38,600	3,247	—	41,847
Noninterest income	51,088	2,173	76	53,337
Noninterest expense	174,466	11,855	14,173	200,494
Income tax expense (benefit)	12,022	1,882	(6,904)	7,000
Net income	$42,818	2,653	(12,818)	32,653
Total assets	$7,895,854	116,250	13,194	8,025,298

*                 Eliminations consist of intercompany interest income and interest expense.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

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

The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities.  Northwest Bancorp Capital Trust III holds $51,547,000 of the Company’s junior subordinated debentures due December 30, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2011 was 1.96%. Northwest Bancorp Statutory Trust IV holds $51,547,000 of the Company’s junior subordinated debentures due December 15, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2011 was 1.93%.

Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts.  We have the right to defer payment of interest on the subordinated debentures at any time, or from time-to-time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust securities also are deferred.  To date there have been no interest deferrals. Interest on the subordinated debentures and distributions on the trust securities is cumulative. Our obligation constitutes a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the trust under the preferred securities.

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

•                                          the trust to register as an investment company; and

•                                          the preferred securities do not qualify as Tier I capital.

We may, at any time, dissolve any of the Trusts and distribute the debentures to the trust security holders, subject to receipt of any required regulatory approval(s).

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

During the quarter ended September 30, 2008, we entered into four interest rate swap agreements (swaps). We designated each swap as a cash flow hedge and they are intended to protect against the variability of cash flows associated with Trust III and Trust IV. The first two swaps hedge the interest rate risk of Trust III, wherein we receive interest of LIBOR from a counterparty and pay a fixed rate of 4.20% to the same counterparty calculated on a notional amount of $25.0 million and we receive interest of LIBOR from a counterparty and pay a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million. The terms of these two swaps are five years and ten years, respectively, which expire September 2013 and September 2018, respectively. The second two swaps hedge the interest rate risk of Trust IV, wherein we receive interest of LIBOR from a counterparty and pay a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and we receive interest of LIBOR from a counterparty and pay a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million. The terms of these two swaps are seven years and ten years, respectively, which expire September 2015 and September 2018, respectively. The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party. We believe that the credit risk inherent in the contracts is not significant.

At December 31, 2011, the fair value of the swap agreements was $(13.6) million and was the amount we would have expected to pay if the contracts were terminated. At December 31, 2011, there was no material hedge ineffectiveness for any of the swaps discussed above.

	December 31,
Liability Derivatives (Included in Other Liabilities)	2011	2010
Cash flow hedges — swaps:
Fair value	$13,637	9,349
Notional amount	100,000	100,000
Collateral posted	13,637	9,349

The following table sets forth a summary of guaranteed capital debt securities and junior subordinated deferrable interest debentures held by the trusts as of December 31, 2011 and 2010:

	Capital Debt	December 31,
	Securities	2011	2010
Northwest Bancorp Capital Trust III	$50,000	51,547	51,547
Northwest Bancorp Statutory Trust IV	50,000	51,547	51,547
Total	$100,000	103,094	103,094

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

(23)         Selected Quarterly Financial Data - Unaudited

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2011:
Interest income	$91,092	90,141	90,031	88,806
Interest expense	24,052	23,462	23,019	22,268
Net interest income	67,040	66,679	67,012	66,538
Provision for loan losses	7,244	8,367	8,057	10,502
Noninterest income	14,326	15,262	14,510	14,038
Noninterest expenses	49,378	52,490	49,923	48,436
Income before income taxes	24,744	21,084	23,542	21,638
Income tax expense	7,491	6,081	6,822	6,463
Net income	$17,253	15,003	16,720	15,175
Basic earnings per share	$0.16	0.15	0.17	0.16
Diluted earnings per share	$0.16	0.15	0.17	0.16

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2010:
Interest income	$91,138	92,404	94,009	93,017
Interest expense	31,104	28,677	27,359	25,787
Net interest income	60,034	63,727	66,650	67,230
Provision for loan losses	8,801	7,896	9,871	13,918
Noninterest income	15,857	15,545	13,828	15,168
Noninterest expenses	48,604	48,157	49,048	50,699
Incomebefore income taxes	18,486	23,219	21,559	17,781
Income tax expense	5,333	7,078	6,068	5,043
Net income	$13,153	16,141	15,491	12,738
Basic earnings per share	$0.12	0.15	0.14	0.12
Diluted earnings per share	$0.12	0.15	0.14	0.12

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(All dollar amounts presented in tables are in thousands, except as indicated)

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2009:
Interest income	$92,192	90,966	90,428	90,877
Interest expense	34,826	34,561	33,586	32,833
Net interest income	57,366	56,405	56,842	58,044
Provision for loan losses	5,781	11,736	9,830	14,500
Noninterest income	10,075	11,982	13,985	17,295
Noninterest expenses	44,266	47,004	44,987	64,237
Income/(loss) before income taxes	17,394	9,647	16,010	(3,398)
Income tax expense/(benefit)	5,092	2,356	3,956	(4,404)
Net income	$12,302	7,291	12,054	1,006
Basic earnings per share	$0.11	0.07	0.11	0.01
Diluted earnings per share	$0.11	0.07	0.11	0.01

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

There were no changes made in our internal controls during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Management’s Report On Internal Control Over Financial Reporting - filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 9B.                                     OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.                                       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) is incorporated herein by reference.

ITEM 11.                                       EXECUTIVE COMPENSATION

The “Proposal I—Election of Directors” section of the Company’s 2012 Proxy Statement is incorporated herein by reference.

ITEM 12.                                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I—Election of Directors” section of the Company’s 2012 Proxy Statement is incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

Set forth below is certain information as of December 31, 2011 regarding equity compensation plans that have been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price (1)	Number of securities remaining available for issuance under plan
2000 Stock Option Plan	860,292	$9.08	—
2004 Stock Option Plan	1,573,564	10.70	—
2008 Stock Option Plan	3,926,748	11.25	—
Northwest Bancshares, Inc.
2011 Equity Incentive Plan	811,378	12.32	6,204,205
Total	7,171,982	$10.99	6,204,205

(1)Reflects exercise price of options only.

ITEM 13.                                            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” section of the Company’s 2012 Proxy Statement is incorporated herein by reference.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2012 Proxy Statement is incorporated herein by reference.

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

(A)                              Management’s Report on Internal Control Over Financial Reporting

(B)                                Report of Independent Registered Public Accounting Firm on Internal Control Over

Financial Reporting

(C)                                Report of Independent Registered Public Accounting Firm

(D)                               Consolidated Statements of Financial Condition - at December 31, 2011 and 2010

(E)                                 Consolidated Statements of Income — Years ended December 31, 2011, 2010 and 2009

(F)                                 Consolidated Statements of Changes in Shareholders’ Equity — Years ended December 31, 2011, 2010 and 2009

(G)                                Consolidated Statements of Cash Flows — Years ended December 31, 2011, 2010 and 2009

(H)                               Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3	Articles of Incorporation and Bylaws	**

4	Instruments defining the rights of security holders, including indentures	**

9	Voting trust agreement	None

10.1	Amendment and Restatement of Deferred Compensation Plan for Outside Directors Of Northwest Savings Bank and Eligible Affiliates	***

10.2	Retirement Plan for Outside Directors of Northwest Savings Bank and Eligible Affiliates	***

10.3	Amended and Restated Northwest Savings Bank Nonqualified Supplemental Retirement Plan	***

10.4	Employee Stock Ownership Plan	*

10.5	Northwest Bancorp, Inc. 2004 Stock Option Plan	****

10.6	Northwest Bancorp, Inc. 2004 Recognition and Retention Plan	****

10.7	Management Bonus Plan	Filed herewith

10.8	Northwest Bancorp, Inc. 2008 Stock Option Plan	*****

10.9	Amended and Restated Northwest Savings Bank and Affiliates Upper Managers Bonus Deferred Compensation Plan	***

10.10	Employment Agreement for William J. Wagner	******

10.11	Employment Agreement for William W. Harvey, Jr.	******

10.12	Employment Agreement for Steven G. Fisher	******

10.13	Employment Agreement for Gregory C. LaRocca	******

10.15	Employment Agreement for Timothy A. Huber	*******

10.16	Northwest Bancshares, Inc. 2011 Equity Incentive Plan	********

11	Statement re: computation of per share earnings	None

12	Statement re: computation of ratios	Not required

16	Letter re: change in certifying accountant	None

18	Letter re: change in accounting principles	None

21	Subsidiaries of Registrant	***

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of experts and counsel	23

24	Power of Attorney	Not Required

28	Information from reports furnished to State insurance regulatory authorities	None

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

101	Interactive Data File (XBRL)	101

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-31687), originally filed with the SEC on July 21, 1997, as amended on October 9, 1997 and November 4, 1997.
**	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-161805), filed with the SEC on September 9, 2009.
***	Incorporated by reference to the Company’s annual Report on Form 10-K (File No. 000-23817), file with the SEC on March 4, 2009.
****	Incorporated by reference to the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on October 6, 2004.
*****	Incorporated by reference to the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on April 11, 2008.
******	Incorporated by reference to the Periodic Report on Form 8-K (File No. 000-23817), filed with the SEC on September 19, 2007.
*******	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on March 16, 2010.
********	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on March 21, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCSHARES, INC.

Date: February 29, 2012	By:	/s/ William J. Wagner
William J. Wagner, Chairman, President and
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 29, 2012	By:	/s/ William J. Wagner
William J. Wagner, Chairman, President, and
Chief Executive Officer and Director

Date: February 29, 2012	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr., Executive Vice President, Finance,
and Chief Financial Officer (Principal Financial Officer)

Date: February 29, 2012	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert, Senior Vice President, and
Controller (Principal Accounting Officer)

Date: February 29, 2012	By:	/s/ John M. Bauer
John M. Bauer, Director

Date: February 29, 2012	By:	/s/ Richard L. Carr
Richard L. Carr, Director

Date: February 29, 2012	By:	/s/ Robert G. Ferrier
Robert G. Ferrier, Director

Date: February 29, 2012	By:	/s/ A. Paul King
A. Paul King, Director

Date: February 29, 2012	By:	/s/ Joseph F. Long
Joseph F. Long, Director

Date: February 29, 2012	By:	/s/ John P. Meegan
John P. Meegan, Director

Date: February 29, 2012	By:	/s/ Richard E. McDowell
Richard E. McDowell, Director

Date: February 29, 2012	By:	/s/ Sonia M. Probst
Sonia M. Probst, Director

Date: February 29, 2012	By:	/s/ Philip M. Tredway
Philip M. Tredway, Director