Form 10-Q
period 2012-03-31
Northwest Bancshares, Inc.
filed 2012-05-08
CIK 1471265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Common Stock ($0.01 par value) 97,602,357 shares outstanding as of April 30, 2012

NORTHWEST BANCSHARES, INC.

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2012	2011
Assets
Cash and due from banks	$85,050	94,276
Interest-earning deposits in other financial institutions	672,887	593,388
Federal funds sold and other short-term investments	952	633
Marketable securities available-for-sale (amortized cost of $894,232 and $885,408)	919,578	908,349
Marketable securities held-to-maturity (fair value of $224,630 and $239,412)	216,956	231,389
Total cash and investments	1,895,423	1,828,035

Personal Banking:
Loans held for sale	14,222	967
Residental mortgage loans	2,412,711	2,396,399
Home equity loans	1,058,938	1,084,786
Other consumer loans	237,591	245,689
Total Personal Banking	3,723,462	3,727,841
Business Banking:
Commercial real estate loans	1,475,576	1,435,767
Commercial loans	408,894	387,911
Total Business Banking	1,884,470	1,823,678
Total loans	5,607,932	5,551,519
Allowance for loan losses	(72,941)	(71,138)
Total loans, net	5,534,991	5,480,381

Federal Home Loan Bank stock, at cost	47,090	48,935
Accrued interest receivable	25,072	24,599
Real estate owned, net	28,895	26,887
Premises and equipment, net	133,599	132,152
Bank owned life insurance	134,615	133,524
Goodwill	171,882	171,882
Other intangible assets	1,828	2,123
Other assets	95,613	109,187
Total assets	$8,069,008	7,957,705

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$732,361	658,560
Interest-bearing demand deposits	833,342	800,676
Savings deposits	2,124,269	2,036,272
Time deposits	2,179,789	2,284,817
Total deposits	5,869,761	5,780,325

Borrowed funds	836,410	827,925
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	103,094	103,094
Advances by borrowers for taxes and insurance	27,683	23,571
Accrued interest payable	1,119	1,104
Other liabilities	68,466	66,782
Total liabilities	6,906,533	6,802,801

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 97,593,396 and 97,493,046 shares issued, respectively	976	975
Paid-in capital	660,933	659,523
Retained earnings	547,352	543,598
Unallocated common stock of Employee Stock Ownership Plan	(25,568)	(25,966)
Accumulated other comprehensive loss	(21,218)	(23,226)
Total shareholders’ equity	1,162,475	1,154,904
Total liabilities and shareholders’ equity	$8,069,008	7,957,705

See accompanying notes to consolidated financial statements - unaudited

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share amounts)

	Three months ended
	March 31,
	2012	2011
Interest income:
Loans receivable	$78,159	80,457
Mortgage-backed securities	4,691	6,756
Taxable investment securities	573	398
Tax-free investment securities	2,446	3,074
Interest-earning deposits	380	407
Total interest income	86,249	91,092

Interest expense:
Deposits	12,944	16,063
Borrowed funds	7,899	7,989
Total interest expense	20,843	24,052

Net interest income	65,406	67,040
Provision for loan losses	6,287	7,244
Net interest income after provision for loan losses	59,119	59,796

Noninterest income:
Impairment losses on securities	(545)	—
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	307	—
Net impairment losses	(238)	—
Gain on sale of investments, net	44	4
Service charges and fees	8,425	8,928
Trust and other financial services income	2,116	1,910
Insurance commission income	1,718	1,380
Loss on real estate owned, net	(1,070)	(27)
Income from bank owned life insurance	1,117	1,166
Mortgage banking income	531	197
Other operating income	997	768
Total noninterest income	13,640	14,326

Noninterest expense:
Compensation and employee benefits	27,838	25,499
Premises and occupancy costs	5,748	6,191
Office operations	3,324	3,100
Processing expenses	6,142	5,767
Marketing expenses	2,036	1,959
Federal deposit insurance premiums	1,620	2,427
Professional services	1,697	1,256
Amortization of intangible assets	295	491
Real estate owned expense	740	431
Other expenses	1,836	2,257
Total noninterest expense	51,276	49,378

Income before income taxes	21,483	24,744

Federal and state income taxes	6,302	7,491

Net income	$15,181	17,253

Basic earnings per share	$0.16	0.16

Diluted earnings per share	$0.16	0.16

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Three months ended
	March 31,
	2012	2011
Net Income	$15,181	17,253
Other comprehensive income net of tax:
Net unrealized holding gains on marketable securities:
Unrealized holding gains net of tax of $(870) and $(1,131), respectively	1,361	2,101
Other-than-temporary impairment on securities included in net income, net of tax of $(93) and $0, respectively	145	—
Reclassification adjustment for gains included in net income, net of tax of $31 and $8, respectively	(49)	(16)
Net unrealized holding gains on marketable securities	1,457	2,085

Change in fair value of interest rate swaps, net of tax of $(297) and $(481), respectively	551	894

Other comprehensive income	2,008	2,979

Total comprehensive income	$17,189	20,232

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, except dividends per share data)

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
Three months ended March 31, 2011	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2010	110,295,117	$1,103	824,164	523,089	(13,497)	(27,409)	1,307,450

Comprehensive income:
Net income	—	—	—	17,253	—	—	17,253
Other comprehensive income, net of tax of $(1,604)	—	—	—	—	2,979	—	2,979
Total comprehensive income	—	—	—	17,253	2,979	—	20,232

Exercise of stock options	56,738	1	352	—	—	—	353

Stock compensation expense	—	—	483	—	—	384	867

Share repurchases	(2,618,423)	(26)	(31,048)	—	—	—	(31,074)

Dividends paid ($0.10 per share)	—	—	—	(10,712)	—	—	(10,712)

Ending balance at March 31, 2011	107,733,432	$1,078	793,951	529,630	(10,518)	(27,025)	1,287,116

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
Three months ended March 31, 2012	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2011	97,493,046	$975	659,523	543,598	(23,226)	(25,966)	1,154,904

Comprehensive income:
Net income	—	—	—	15,181	—	—	15,181
Other comprehensive income, net of tax of $(1,229)	—	—	—	—	2,008	—	2,008
Total comprehensive income	—	—	—	15,181	2,008	—	17,189

Exercise of stock options	100,350	1	785	—	—	—	786

Stock compensation expense	—	—	625	—	—	398	1,023

Dividends paid ($0.12 per share)	—	—	—	(11,427)	—	—	(11,427)

Ending balance at March 31, 2012	97,593,396	$976	660,933	547,352	(21,218)	(25,568)	1,162,475

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended
	March 31,
	2012	2011
OPERATING ACTIVITIES:
Net Income	$15,181	17,253
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,287	7,244
Net loss on sale of assets	1,164	608
Net depreciation, amortization and accretion	2,467	4,108
Decrease in other assets	9,896	8,358
Increase / (decrease) in other liabilities	2,547	(4,045)
Net amortization of premium on marketable securities	(54)	(344)
Noncash impairment losses on investment securities	238	—
Noncash write-down of real estate owned	536	416
Origination of loans held for sale	(50,110)	(15,385)
Proceeds from sale of loans held for sale	36,982	23,215
Noncash compensation expense related to stock benefit plans	1,023	867
Net cash provided by operating activities	26,157	42,295

INVESTING ACTIVITIES:
Purchase of marketable securities available-for-sale	(77,491)	(91,695)
Purchase of marketable securities held-to-maturity	—	—
Proceeds from maturities and principal reductions of marketable securities available-for-sale	68,558	63,997
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	14,401	43,320
Loan originations	(480,303)	(375,303)
Proceeds from loan maturities and principal reductions	427,002	405,521
Proceeds from sale of Federal Home Loan Bank stock	1,845	3,004
Proceeds from sale of real estate owned	3,263	2,866
Sale of real estate owned for investment, net	114	102
Purchase of premises and equipment	(4,346)	(1,931)
Net cash (used in)/ provided by investing activities	(46,957)	49,881

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)

(in thousands)

	Three months ended
	March 31,
	2012	2011
FINANCING ACTIVITIES:
Increase in deposits, net	$89,436	56,201
Repayments of long-term borrowings	(17)	(50,017)
Net increase/ (decrease) in short-term borrowings	8,502	(9,701)
Increase in advances by borrowers for taxes and insurance	4,112	3,323
Cash dividends paid	(11,427)	(10,712)
Purchase of common stock for retirement	—	(31,074)
Proceeds from stock options exercised	786	353
Net cash (used in) / provided by financing activities	91,392	(41,627)

Net increase in cash and cash equivalents	$70,592	50,549

Cash and cash equivalents at beginning of period	$688,297	719,111
Net increase in cash and cash equivalents	70,592	50,549
Cash and cash equivalents at end of period	$758,889	769,660

Cash and cash equivalents:
Cash and due from banks	$85,050	78,446
Interest-earning deposits in other financial institutions	672,887	690,581
Federal funds sold and other short-term investments	952	633
Total cash and cash equivalents	$758,889	769,660

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $11,065 and $13,731, respectively)	$20,828	24,598
Income taxes	$955	917

Non-cash activities:
Loan foreclosures and repossessions	$6,557	2,052
Sale of real estate owned financed by the Company	$100	140

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

(1)                                 Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company”)or (“NWBI”), is a Maryland incorporated company headquartered in Warren, Pennsylvania, is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  The Company was incorporated to be the successor to Northwest Bancorp, Inc. upon the completion of the mutual-to-stock conversion of Northwest Bancorp, MHC.  The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”).  Northwest is regulated by the FDIC and the Pennsylvania Department of Banking.  At March 31, 2012, Northwest operated 168 community-banking offices throughout Pennsylvania, western New York, eastern Ohio and Maryland.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Settlement Agency, LLC, Northwest Consumer Discount Company, Northwest Financial Services, Inc., Northwest Advisors, Inc., Northwest Capital Group, Inc., Boetger & Associates, Inc., Allegheny Services, Inc., Great Northwest Corporation and Veracity Benefits Design.  The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required for complete annual financial statements.  In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included.  The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 updated, as required, for any new pronouncements or changes.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Stock-Based Compensation

Stock-based compensation expense of $1.0 million and $867,000 for the three months ended March 31, 2012 and 2011, respectively, was recognized in compensation expense relating to our stock benefit plans.  At March 31, 2012 there was compensation expense of $5.6 million to be recognized for awarded but unvested stock options and $12.8 million for unvested common shares.

Income Taxes- Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of March 31, 2012 we had no liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in federal and state income taxes and (2) refund claims in other operating income.  We recognize penalties (if any) in federal and state income taxes.  There is no amount accrued for the payment of interest or penalties at March 31, 2012.  We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2010, 2009 and 2008.

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

At or for the three months ended:

	Community	Consumer
March 31, 2012 ($ in 000’s)	Banking	Finance	All Other *	Consolidated
External interest income	$80,405	5,531	313	86,249
Intersegment interest income	748	—	(748)	—
Interest expense	19,540	748	555	20,843
Provision for loan losses	5,500	787	—	6,287
Noninterest income	13,082	511	47	13,640
Noninterest expense	47,878	3,196	202	51,276
Income tax expense (benefit)	6,221	504	(423)	6,302
Net income	15,096	807	(722)	15,181
Total assets	$7,917,340	113,271	38,397	8,069,008

	Community	Consumer
March 31, 2011 ($ in 000’s)	Banking	Finance	All Other *	Consolidated
External interest income	$85,616	5,247	229	91,092
Intersegment interest income	770	—	(770)	—
Interest expense	22,960	770	322	24,052
Provision for loan losses	6,500	744	—	7,244
Noninterest income	13,860	453	13	14,326
Noninterest expense	46,101	3,037	240	49,378
Income tax expense (benefit)	7,396	477	(382)	7,491
Net income	17,289	672	(708)	17,253
Total assets	$7,986,834	112,716	22,654	8,122,204

* Eliminations consist of intercompany loans, interest income and interest expense.

(3)                                 Investment securities and impairment of investment securities

The following table shows the portfolio of investment securities available-for-sale at March 31, 2012 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$56	—	—	56

Debt issued by government sponsored enterprises:
Due in one year - five years	26,296	44	—	26,340
Due in five years - ten years	29,163	474	—	29,637
Due after ten years	9,125	—	(35)	9,090

Equity securities	12,398	4,676	(3)	17,071

Municipal securities:
Due in one year - five years	8,880	245	—	9,125
Due in five years - ten years	26,427	1,093	—	27,520
Due after ten years	116,529	5,905	(110)	122,324

Corporate debt issues:
Due in one year - five years	500	—	—	500
Due after ten years	25,019	275	(6,135)	19,159

Residential mortgage-backed securities:
Fixed rate pass-through	102,152	7,528	(16)	109,664
Variable rate pass-through	129,112	6,636	(4)	135,744
Fixed rate non-agency CMOs	8,280	178	(307)	8,151
Fixed rate agency CMOs	143,158	3,126	—	146,284
Variable rate non-agency CMOs	1,023	—	(135)	888
Variable rate agency CMOs	256,114	2,038	(127)	258,025
Total residential mortgage-backed securities	639,839	19,506	(589)	658,756
Total marketable securities available-for-sale	$894,232	32,218	(6,872)	919,578

The following table shows the portfolio of investment securities available-for-sale at December 31, 2011 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$59	—	—	59

Debt issued by government sponsored enterprises:
Due in one year - five years	36,295	134	—	36,429
Due in five years - ten years	29,557	638	(61)	30,134
Due after ten years	9,665	—	(49)	9,616

Equity securities	12,080	644	(259)	12,465

Municipal securities:
Due in one year - five years	10,633	291	—	10,924
Due in five years - ten years	27,817	1,336	—	29,153
Due after ten years	124,041	5,350	(180)	129,211

Corporate debt issues:
Due in one year or less	500	—	—	500
Due after ten years	25,036	233	(4,635)	20,634

Residential mortgage-backed securities:
Fixed rate pass-through	110,364	8,201	(1)	118,564
Variable rate pass-through	135,103	6,679	(4)	141,778
Fixed rate non-agency CMOs	9,521	188	(735)	8,974
Fixed rate CMOs	112,670	3,466	—	116,136
Variable rate non-agency CMOs	1,104	—	(154)	950
Variable rate CMOs	240,963	1,991	(132)	242,822
Total residential mortgage-backed securities	609,725	20,525	(1,026)	629,224
Total marketable securities available-for-sale	$885,408	29,151	(6,210)	908,349

The following table shows the portfolio of investment securities held-to-maturity at March 31, 2012 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Municipal securities:
Due in Five years - ten years	$3,678	171	—	3,849
Due after ten years	69,592	3,649	—	73,241

Residential mortgage-backed securities:
Fixed rate pass-through	22,815	1,117	—	23,932
Variable rate pass-through	8,649	54	—	8,703
Fixed rate agency CMOs	100,008	2,436	—	102,444
Variable rate agency CMOs	12,214	247	—	12,461
Total residential mortgage-backed securities	143,686	3,854	—	147,540
Total marketable securities held-to-maturity	$216,956	7,674	—	224,630

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2011 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value

Municipal securities:
Due in five years - ten years	$3,677	174	—	3,851
Due after ten years	71,015	3,615	—	74,630

Residential mortgage-backed securities:
Fixed rate pass-through	24,160	1,099	—	25,259
Variable rate pass-through	9,066	94	—	9,160
Fixed rate agency CMOs	108,881	2,761	—	111,642
Variable rate agency CMOs	14,590	280	—	14,870
Total residential mortgage-backed securities	156,697	4,234	—	160,931
Total marketable securities held-to-maturity	$231,389	8,023	—	239,412

We review our investment portfolio on a quarterly basis for indications of impairment.  This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the intent to hold the investments for a period of time sufficient to allow for a recovery in value.  Other investments are evaluated using our best estimate of future cash flows. If the estimate of cash flows indicate that an adverse change has occurred, other-than-temporary impairment would be recognized for the amount of the loss that was deemed credit related.

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2012 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$—	—	9,090	(35)	9,090	(35)
Municipal securities	899	(17)	1,489	(93)	2,388	(110)
Corporate issues	1,580	(171)	13,479	(5,964)	15,059	(6,135)
Equity securities	—	—	16	(3)	16	(3)
Residential mortgage- backed securities - non-agency	—	—	4,899	(442)	4,899	(442)
Residential mortgage- backed securities - agency	80,745	(128)	15,592	(19)	96,337	(147)

Total temporarily impaired securities	$83,224	(316)	44,565	(6,556)	127,789	(6,872)

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2011 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$24,601	(61)	9,648	(49)	34,249	(110)
Municipal securities	—	—	2,317	(180)	2,317	(180)
Corporate issues	3,537	(219)	15,067	(4,416)	18,604	(4,635)
Equities	4,178	(258)	18	(1)	4,196	(259)
Residential mortgage- backed securities - non-agency	—	—	4,971	(889)	4,971	(889)
Residential mortgage- backed securities - agency	85,921	(100)	14,353	(37)	100,274	(137)

Total temporarily impaired securities	$118,237	(638)	46,374	(5,572)	164,611	(6,210)

Corporate issues

As of March 31, 2012, we had six investments with a total book value of $19.4 million and total fair value of $13.5 million, where the book value exceeded the carrying value for more than 12 months.  These investments were two single issuer trust preferred investments and four pooled trust preferred investments.  The single issuer trust preferred investments were evaluated for other-than-temporary impairment by determining the strength of the underlying issuer.  In both cases, the underlying issuer was “well-capitalized” for regulatory purposes. Neither of the issuers have deferred interest payments or announced the intention to defer interest payments, nor have either been downgraded.  We believe the decline in fair value is related to the spread over three month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR is significantly lower than current market spreads on similar investments.  We concluded the impairment of these two investments was considered noncredit related and temporary.  In making that determination, we also considered the duration and the severity of the losses and whether we intend to hold these securities until the value is recovered, the securities are redeemed or maturity.  The pooled trust preferred investments were evaluated for other-than-temporary impairment by considering the duration and severity of the losses, actual cash flows, projected cash flows, performing collateral, the class of investment owned and the amount of additional defaults the structure could withstand prior to the investment experiencing a disruption in cash flows.  None of these investments experienced a cash flow disruption or are projecting a cash flow disruption.

We concluded, based on all facts evaluated, the impairment of these investments was considered noncredit related and temporary.  Management asserts that we do not have the intent to sell these investments and that it is more likely than not, we will not have to sell the investments before recovery of their cost basis.

The following table provides class, book value, fair value and ratings information for our portfolio of corporate securities that have an unrealized loss at March 31, 2012 (in thousands):

		Total
		Book	Fair	Unrealized	Moody’s/ Fitch
Description	Class	Value	Value	Losses	Ratings
Bank Boston Capital Trust (1)	N/A	$989	694	(295)	Ba1/ BB
Huntington Capital Trust	N/A	1,425	1,038	(387)	Baa3/ BB
Commercebank Capital Trust	N/A	887	880	(7)	Not rated
Ocean Shore Capital Trust	N/A	864	700	(164)	Not rated
I-PreTSL I	Mezzanine	1,500	443	(1,057)	Not rated/ CCC
I-PreTSL II	Mezzanine	1,500	605	(895)	Not rated/ B
PreTSL XIX	Senior A-1	8,626	6,365	(2,261)	Baa2/ BBB
PreTSL XX	Senior A-1	5,403	4,334	(1,069)	Ba2/ BB
		$21,194	15,059	(6,135)

(1) — Bank Boston was acquired by Bank of America.

The following table provides collateral information on the entire pool for the trust preferred securities included in the previous table at March 31, 2012 (in thousands):

				Additional
				Immediate
				defaults before
		Current		causing an
	Total	deferrals	Performing	interest
Description *	Collateral	and defaults	Collateral	shortfall
I-PreTSL I	$188,500	32,500	156,000	93,251
I-PreTSL II	340,500	17,500	323,000	156,787
PreTSL XIX	649,981	179,150	470,831	146,000
PreTSL XX	552,238	174,500	377,738	96,500

Mortgage-backed securities

Mortgage-backed securities include agency (FNMA, FHLMC and GNMA) mortgage-backed securities and non-agency collateralized mortgage obligations (“CMOs”).  We review our portfolio of agency mortgage-backed securities quarterly for impairment.  As of March 31, 2012, we believe that the impairment within our portfolio of agency mortgage-backed securities is noncredit related and temporary.  As of March 31, 2012, we had ten non-agency CMOs with a total book value of $9.3 million and a total fair value of $9.0 million.  During the three months ended March 31, 2012, we recognized other-than-temporary credit related impairment of $238,000 related to one of these investments.  After recognizing the other-than-temporary impairment, our book value on this investment was $4.3 million, with a fair value of $4.0 million.  We determined how much of the impairment was credit related and noncredit related by analyzing cash flow estimates, estimated prepayment speeds, loss severity and conditional default rates.  We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.  The impairment on the other nine non-agency

CMOs, with book value of $5.0 million and fair value of $5.0 million, were also reviewed considering the severity and length of impairment.  After this review, we determined that the impairment on these securities was noncredit related and temporary.

The following table shows issuer specific information, book value, fair value, unrealized gain or loss and other-than-temporary impairment recorded in earnings for the portfolio of non-agency CMOs at March 31, 2012 (in thousands):

					Total
				Impairment	impairment
				recorded in	recorded in
	Book	Fair	Unrealized	current period	prior period
Description	Value	Value	Gain/ (loss)	earnings	earnings
AMAC 2003-6 2A2	$323	331	8	—	—
AMAC 2003-6 2A8	667	686	19	—	—
AMAC 2003-7 A3	395	399	4	—	—
BOAMS 2005-11 1A8	1,501	1,629	128	—	(146)
CWALT 2005-J14 A3	4,318	4,011	(307)	(238)	(676)
CFSB 2003-17 2A2	615	625	10	—	—
WAMU 2003-S2 A4	461	470	9	—	—
CMLTI 2005-10 1A5B	58	3	(55)	—	(3,531)
SARM 2005-21 4A2	23	16	(7)	—	(3,193)
WFMBS 2003-B A2	942	869	(73)	—	—
	$9,303	9,039	(264)	(238)	(7,546)

Municipal Securities

At March 31, 2012, we had two investments in municipal securities with a total book value of $1.6 million and a total fair value of $1.5 million, where book value exceeded fair value for more than 12 months.  We initially evaluate municipal securities for other-than-temporary impairment by comparing the fair value, provided to us by two third party pricing sources using quoted prices for similar assets that are actively traded, to the carrying value.  When an investment’s fair value is below 80% of the carrying value we then look at the stated interest rate and compare the stated interest rate to current market interest rates to determine if the decline in fair value is considered to be attributable to interest rates.  If the interest rate approximates current interest rates for similar securities, we determine if the investment is rated and if so, if the rating has changed in the current period.  If the rating has not changed during the current period, we review publicly available information to determine if there has been any negative change in the underlying municipality.  As of March 31, 2012, we have determined that all of the impairment in our municipal securities portfolio is noncredit related and temporary. The two investments in municipal securities discussed above were issued by two Pennsylvania municipalities.

The following table provides information for our portfolio of municipal securities that have unrealized losses for greater than 12 months at March 31, 2012 (in thousands):

		Total
		Book	Fair	Unrealized
Description	State	Value	Value	Losses	Rating
Cambridge Area JT Revenue	PA	$595	566	(29)	Not rated
West Reading General Obligation	PA	987	923	(64)	BBB
		$1,582	1,489	(93)

Credit related other-than-temporary impairment on debt securities is recognized in earnings while noncredit related other-than-temporary impairment on debt securities, not expected to be sold, is recognized in other comprehensive income.

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold (in thousands):

	2012	2011
Beginning balance at Janaury 1, (a)	$16,382	15,445
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	238	—
Ending balance at March 31,	$16,620	15,445

(a) — The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(4)                                 Loans receivable

We have defined our portfolio segments as Personal Banking loans and Business Banking loans.  Classes of Personal Banking loans are residential mortgage loans, home equity loans and other consumer loans.  Classes of Business Banking loans are commercial real estate loans and commercial loans. The following table shows a summary of our loans receivable at March 31, 2012 and December 31, 2011 (in thousands):

	March 31,	December 31,
	2012	2011
Personal Banking:
Residential mortgage loans	$2,449,991	2,414,992
Home equity loans	1,058,938	1,084,786
Other consumer loans	237,591	245,689
Total Personal Banking	3,746,520	3,745,467

Business Banking:
Commercial real estate	1,516,583	1,481,127
Commercial loans	430,902	408,462
Total Business Banking	1,947,485	1,889,589
Total loans receivable, gross	5,694,005	5,635,056

Deferred loan fees	(4,026)	(4,752)
Allowance for loan losses	(72,941)	(71,138)
Undisbursed loan proceeds:
Residential mortgage loans	(19,032)	(12,874)
Commercial real estate	(41,007)	(45,360)
Commercial loans	(22,008)	(20,551)
Total loans receivable, net	$5,534,991	5,480,381

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable at March 31, 2012 (in thousands):

	Balance December 31, 2011	Current period provision	Charge-offs	Recoveries	Balance March 31, 2012
Personal Banking:
Residental mortgage loans	$8,482	327	(1,043)	98	7,864
Home equity loans	8,687	128	(892)	24	7,947
Other consumer loans	5,325	207	(1,287)	344	4,589
Total Personal Banking	22,494	662	(3,222)	466	20,400

Business Banking:
Commercial real estate loans	32,148	4,319	(1,473)	297	35,291
Commercial loans	12,080	1,192	(649)	97	12,720
Total Business Banking	44,228	5,511	(2,122)	394	48,011

Unallocated	4,416	114	—	—	4,530

Total	$71,138	6,287	(5,344)	860	72,941

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable at March 31, 2011 (in thousands):

	Balance December 31, 2010	Current period provision	Charge-offs	Recoveries	Balance March 31, 2011
Personal Banking:
Residental mortgage loans	$6,854	2,286	(1,205)	71	8,006
Home equity loans	7,675	1,403	(2,255)	17	6,840
Other consumer loans	5,810	581	(1,232)	397	5,556
Total Personal Banking	20,339	4,270	(4,692)	485	20,402

Business Banking:
Commercial real estate loans	35,832	278	(2,276)	206	34,040
Commercial loans	15,770	2,869	(1,041)	112	17,710
Total Business Banking	51,602	3,147	(3,317)	318	51,750

Unallocated	4,471	(173)	—	—	4,298

Total	$76,412	7,244	(8,009)	803	76,450

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at March 31, 2012 (in thousands):

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual	Recorded investment in loans past due 90 days or more and still accruing	TDRs
Personal Banking:
Residental mortgage loans	$2,426,933	7,864	28,696	11	806
Home equity loans	1,058,938	7,947	9,100	342	—
Other consumer loans	237,591	4,589	1,983	423	—
Total Personal Banking	3,723,462	20,400	39,779	776	806

Business Banking:
Commercial real estate loans	1,475,576	35,291	58,400	—	38,995
Commercial loans	408,894	12,720	26,834	24	27,502
Total Business Banking	1,884,470	48,011	85,234	24	66,497

Total	$5,607,932	68,411	125,013	800	67,303

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2011 (in thousands):

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

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the quarter ended March 31, 2012 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans

Personal Banking:
Residental mortgage loans	$28,696	—	—	—	28,696	29,327	170
Home equity loans	9,100	—	—	—	9,100	9,545	68
Other consumer loans	1,983	—	—	—	1,983	2,499	13
Total Personal Banking	39,779	—	—	—	39,779	41,371	251

Business Banking:
Commercial real estate loans	34,601	23,799	24,012	9,218	91,630	91,747	878
Commercial loans	15,810	11,024	8,332	8,744	43,910	45,802	369
Total Business Banking	50,411	34,823	32,344	17,962	135,540	137,549	1,247

Total	$90,190	34,823	32,344	17,962	175,319	178,920	1,498

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2011 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residental mortgage loans	$28,221	—	—	361	28,582	30,731	538
Home equity loans	9,560	—	—	—	9,560	9,574	182
Other consumer loans	2,667	—	—	—	2,667	2,340	34
Total Personal Banking	40,448	—	—	361	40,809	42,645	754

Business Banking:
Commercial real estate loans	44,603	17,891	15,467	16,097	94,058	101,731	3,640
Commercial loans	10,785	17,378	7,337	8,991	44,491	59,897	1,642
Total Business Banking	55,388	35,269	22,804	25,088	138,549	161,628	5,282

Total	$95,836	35,269	22,804	25,449	179,358	204,273	6,036

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at March 31, 2012 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residental mortgage loans	$2,426,933	—	—	—	—
Home equity loans	1,058,938	—	—	—	—
Other consumer loans	237,591	—	—	—	—
Total Personal Banking	3,723,462	—	—	—	—

Business Banking:
Commercial real estate loans	1,432,081	43,495	16,334	4,918	27,161
Commercial loans	384,711	24,183	4,614	1,114	19,569
Total Business Banking	1,816,792	67,678	20,948	6,032	46,730

Total	$5,540,254	67,678	20,948	6,032	46,730

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at December 31, 2011 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residental mortgage loans	$2,397,366	—	—	—	—
Home equity loans	1,084,786	—	—	—	—
Other consumer loans	245,689	—	—	—	—
Total Personal Banking	3,727,841	—	—	—	—

Business Banking:
Commercial real estate loans	1,395,634	40,133	15,576	3,025	24,557
Commercial loans	361,033	26,878	5,897	1,519	20,981
Total Business Banking	1,756,667	67,011	21,473	4,544	45,538

Total	$5,484,508	67,011	21,473	4,544	45,538

Our loan portfolios include certain loans that have been modified in a troubled debt restructuring (TDR), where concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include: extending the note’s maturity date, permitting interest only payments, reducing the interest rate to a rate lower than current market rates for new debt with similar risk, reducing the principal payment, principal forbearance or other actions.  These concessions are applicable to all loan segments and classes. Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, the loan’s observable market price or the current fair value of the collateral, less selling costs, for collateral dependent loans.  If we determine that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.  In periods subsequent to modification, we evaluate all TDRs, including those that have payment defaults, for possible impairment. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan.

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

During the three months ended March 31, 2012, one commercial real estate loan TDR with a balance of $282,000 was charged off and one commercial loan TDR with a balance of $213,000 was paid off.

The following table provides information related to troubled debt restructurings by portfolio segment and by class of financing receivable for the periods indicated (dollars in thousands):

	For the three months ended March 31, 2012
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	—	$—	—	—
Home equity loans	—	—	—	—
Other consumer loans	—	—	—	—
Total Personal Banking	—	—	—	—

Business Banking:
Commercial real estate loans	3	1,400	1,391	636
Commercial loans	3	1,645	1,446	84
Total Business Banking	6	3,045	2,837	720

Total	6	$3,045	2,837	720

Troubled debt restructurings that subsequently defaulted:
Personal Banking:
Residential mortgage loans	1	$449	361	470
Home equity loans	—	—	—	—
Other consumer loans	—	—	—	—
Total Personal Banking	1	449	361	470

Business Banking:
Commercial real estate loans	1	575	520	—
Commercial loans	—	—	—	—
Total Business Banking	1	575	520	—

Total	2	$1,024	881	470

The following table provides information related to troubled debt restructurings by portfolio segment and by class of financing receivable for the periods indicated (dollars in thousands):

	For the three months ended March 31, 2011
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	1	$449	363	1
Home equity loans	—	—	—	—
Other consumer loans	—	—	—	—
Total Personal Banking	1	449	363	1

Business Banking:
Commercial real estate loans	3	1,758	1,734	129
Commercial loans	5	12,934	11,684	3,754
Total Business Banking	8	14,692	13,418	3,883

Total	9	$15,141	13,781	3,884

Troubled debt restructurings that subsequently defaulted:
Personal Banking:
Residential mortgage loans	—	$—	—	—
Home equity loans	—	—	—	—
Other consumer loans	—	—	—	—
Total Personal Banking	—	—	—	—

Business Banking:
Commercial real estate loans	—	—	—	—
Commercial loans	1	9,303	9,180	918
Total Business Banking	1	9,303	9,180	918

Total	1	$9,303	9,180	918

The following table provides information related to loan delinquencies at March 31, 2012 (in thousands):

	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or Greater Delinquent	Total Delinquency	Current	Total Loans
Personal Banking:
Residential mortgage loans	$29,414	1,466	28,696	59,576	2,367,357	2,426,933
Home equity loans	7,086	2,313	9,100	18,499	1,040,439	1,058,938
Other consumer loans	2,854	1,083	1,983	5,920	231,671	237,591
Total Personal Banking	39,354	4,862	39,779	83,995	3,639,467	3,723,462

Business Banking:
Commercial real estate loans	9,275	3,203	34,601	47,079	1,428,497	1,475,576
Commercial loans	7,069	1,376	15,810	24,255	384,639	408,894
Total Business Banking	16,344	4,579	50,411	71,334	1,813,136	1,884,470

Total	$55,698	9,441	90,190	155,329	5,452,603	5,607,932

The following table provides information related to loan delinquencies at December 31, 2011 (in thousands):

	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or Greater Delinquent	Total Delinquency	Current	Total Loans
Personal Banking:
Residential mortgage loans	$33,671	8,629	28,221	70,521	2,326,845	2,397,366
Home equity loans	7,426	1,953	9,560	18,939	1,065,847	1,084,786
Other consumer loans	4,854	1,787	2,667	9,308	236,381	245,689
Total Personal Banking	45,951	12,369	40,448	98,768	3,629,073	3,727,841

Business Banking:
Commercial real estate loans	10,680	3,122	44,603	58,405	1,377,362	1,435,767
Commercial loans	2,027	4,958	10,785	17,770	370,141	387,911
Total Business Banking	12,707	8,080	55,388	76,175	1,747,503	1,823,678

Total	$58,658	20,449	95,836	174,943	5,376,576	5,551,519

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

The following table sets forth information about credit quality indicators, which were updated during the quarter ended March 31, 2012 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Personal Banking:
Residential mortgage loans	$2,403,635	—	21,989	23	1,286	2,426,933
Home equity loans	1,049,352	—	9,586	—	—	1,058,938
Other consumer loans	236,817	—	774	—	—	237,591
Total Personal Banking	3,689,804	—	32,349	23	1,286	3,723,462

Business Banking:
Commercial real estate loans	1,259,031	78,960	132,711	4,874	—	1,475,576
Commercial loans	319,677	27,053	59,376	2,788	—	408,894
Total Business Banking	1,578,708	106,013	192,087	7,662	—	1,884,470

Total	$5,268,512	106,013	224,436	7,685	1,286	5,607,932

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2011 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Personal Banking:
Residential mortgage loans	$2,373,275	—	22,843	11	1,237	2,397,366
Home equity loans	1,074,512	—	10,274	—	—	1,084,786
Other consumer loans	244,491	—	1,198	—	—	245,689
Total Personal Banking	3,692,278	—	34,315	11	1,237	3,727,841

Business Banking:
Commercial real estate loans	1,211,583	75,981	144,947	3,256	—	1,435,767
Commercial loans	298,597	23,887	62,753	2,674	—	387,911
Total Business Banking	1,510,180	99,868	207,700	5,930	—	1,823,678

Total	$5,202,458	99,868	242,015	5,941	1,237	5,551,519

(5)                                 Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	March 31,	December 31,
	2012	2011
Amortizable intangible assets:
Core deposit intangibles — gross	$30,578	30,578
Acquisitions	—	—
Less: accumulated amortization	(29,748)	(29,549)
Core deposit intangibles — net	830	1,029
Customer and Contract intangible assets — gross	3,779	3,779
Less: accumulated amortization	(2,781)	(2,685)
Customer and Contract intangible assets — net	$998	1,094

The following table shows the actual aggregate amortization expense for the current quarter and prior year’s same quarter, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the three months ended March 31, 2012	$295
For the three months ended March 31, 2011	491
For the year ending December 31, 2012	1,013
For the year ending December 31, 2013	605
For the year ending December 31, 2014	296
For the year ending December 31, 2015	140
For the year ending December 31, 2016	70
For the year ending December 31, 2017	—

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2010	$170,269	1,613	171,882
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Balance at December 31, 2011	170,269	1,613	171,882
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Balance at March 31, 2012	$170,269	1,613	171,882

We performed our annual goodwill impairment test as of June 30, 2011 and concluded that goodwill was not impaired.  At March 31, 2012, there were no changes in our operations that would cause us to update the goodwill impairment test performed as of June 30, 2011.

(6)          Guarantees

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures.  Collateral may be obtained based on management’s credit assessment of the customer.  At March 31, 2012, the maximum potential amount of future payments we could be required to make under these standby letters of credit was $63.2 million, of which $62.0 million is fully collateralized.  At March 31, 2012, we had a liability, which represents deferred income, of $701,000 related to the standby letters of credit.  There are no recourse provisions that would enable us to recover any amounts from third parties.

(7)         Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All shares outstanding during the three months ended March 31, 2012 were included in the computation of diluted earnings per share for this period because the options’ exercise price was not greater than the average market price of the common shares of $12.63.  Stock options to purchase 579,793 shares of common stock with a weighted average exercise price of $12.12 per share were outstanding during the three months ended March 31, 2011 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares of $12.10.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Quarter ended
	March 31,
	2012	2011
Reported net income	$15,181	17,253

Weighted average common shares outstanding	94,115,522	106,571,262
Dilutive potential shares due to effect of stock options	549,811	687,058
Total weighted average common shares and dilutive potential shares	94,665,333	107,258,320

Basic earnings per share:	$0.16	0.16

Diluted earnings per share:	$0.16	0.16

(8)           Pension and Other Post-retirement Benefits (in thousands):

Components of Net Periodic Benefit Cost

	Quarter ended March 31,
	Pension Benefits		Other Post-retirement Benefits
	2012	2011	2012	2011
Service cost	$1,858	1,428	—	—
Interest cost	1,432	1,363	17	21
Expected return on plan assets	(1,948)	(1,502)	—	—
Amortization of prior service cost	(40)	(40)	—	—
Amortization of the net loss	690	169	12	13
Net periodic benefit cost	$1,992	1,418	29	34

We made no contribution to our pension or other post-retirement benefit plans during the three month period ended March 31, 2012.  Once determined, we anticipate making a tax-deductible contribution to our defined benefit pension plan for the year ending December 31, 2012.

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

Debt securities — available for sale - Generally, debt securities are valued using pricing for similar securities, recently executed transactions and other pricing models utilizing observable inputs.  The valuation for most debt securities is classified as level 2.  Securities within level 2 include corporate bonds, municipal bonds, mortgage-backed securities and US government obligations.  Certain corporate debt securities do not have an active market and as such the broker pricing received uses alternative methods. The fair value of these corporate debt securities is determined by using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions.  As such, these securities are included herein as level 3 assets.

Equity securities — available for sale - Level 1 securities include publicly traded securities valued using quoted market prices.  We consider the financial condition of the issuer to determine if the securities have indicators of impairment.

Debt securities — held to maturity — The fair value of debt securities held to maturity is determined in the same manner as debt securities available for sale.

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

FHLB Stock

Due to the restrictions placed on the transferability of FHLB stock it is not practical to determine the fair value.

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

Borrowed Funds

The fixed rate advances were valued by comparing their contractual cost to the prevailing market cost.  The carrying amount of repurchase agreements approximates the fair value.

Junior Subordinated Debentures

The fair value of junior subordinated debentures is calculated using the discounted cash flows at the prevailing rate of interest.

Cash flow hedges — Interest rate swap agreements (“swaps”)

The fair value of the swaps is the amount we would have expected to pay to terminate the agreements and is based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At March 31, 2012 and December 31, 2011, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at March 31, 2012 and December 31, 2011:

	March 31, 2012					December 31, 2011
	Carrying	Estimated				Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3	amount	fair value
Financial assets:
Cash and cash equivalents	$758,889	758,889	758,889	—	—	688,297	688,297
Securities available-for-sale	919,578	919,578	17,071	894,217	8,290	908,349	908,349
Securities held-to-maturity	216,956	224,630	—	224,630	—	231,389	239,412
Loans receivable, net	5,534,991	5,885,894	14,222	—	5,871,672	5,480,381	5,839,674
Accrued interest receivable	25,072	25,072	25,072	—	—	24,599	24,599
FHLB Stock	47,090	47,090	—	—	—	48,935	48,935
Total financial assets	$7,502,576	7,861,153	815,254	1,118,847	5,879,962	7,381,950	7,749,266

Financial liabilities:
Savings and checking accounts	$3,689,972	3,689,972	3,689,972	—	—	3,495,508	3,495,508
Time deposits	2,179,789	2,226,527	—	—	2,226,527	2,284,817	2,329,451
Borrowed funds	836,410	900,260	140,843	—	759,417	827,925	899,547
Junior subordinated debentures	103,094	115,940	—	—	115,940	103,094	116,725
Cash flow hedges - swaps	12,789	12,789	—	12,789	—	13,637	13,637
Accrued interest payable	1,119	1,119	1,119	—	—	1,104	1,104
Total financial liabilities	$6,823,173	6,946,607	3,831,934	12,789	3,101,884	6,726,085	6,855,972

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both March 31, 2012 and December 31, 2011.  There were no transfers of financial instruments between Level 1 and Level 2 during the quarter ended March 31, 2012.

The following table represents assets measured at fair value on a recurring basis at March 31, 2012 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$17,071	—	—	17,071

Debt securities:
U.S. government and agencies	—	56	—	56
Government sponsored enterprises	—	65,067	—	65,067
States and political subdivisions	—	158,969	—	158,969
Corporate	—	11,369	8,290	19,659
Total debt securities	—	235,461	8,290	243,751

Residential mortgage-backed securities:
GNMA	—	46,572	—	46,572
FNMA	—	128,839	—	128,839
FHLMC	—	69,283	—	69,283
Non-agency	—	715	—	715
Collateralized mortgage obligations:
GNMA	—	27,770	—	27,770
FNMA	—	137,805	—	137,805
FHLMC	—	221,023	—	221,023
SBA	—	17,710	—	17,710
Non-agency	—	9,039	—	9,039
Total mortgage-backed securities	—	658,756	—	658,756

Interest rate swaps	—	(12,789)	—	(12,789)

Total assets	$17,071	881,428	8,290	906,789

The following table represents assets measured at fair value on a recurring basis at December 31, 2011 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$12,465	—	—	12,465

Debt securities:
U.S. government and agencies	—	59	—	59
Government sponsored enterprises	—	76,179	—	76,179
States and political subdivisions	—	169,288	—	169,288
Corporate	—	11,477	9,657	21,134
Total debt securities	—	257,003	9,657	266,660

Residential mortgage-backed securities:
GNMA	—	48,297	—	48,297
FNMA	—	138,340	—	138,340
FHLMC	—	72,980	—	72,980
Non-agency	—	725	—	725
Collateralized mortgage obligations:
GNMA	—	30,759	—	30,759
FNMA	—	118,526	—	118,526
FHLMC		191,049		191,049
SBA	—	18,624	—	18,624
Non-agency	—	9,924	—	9,924
Total mortgage-backed securities	—	629,224	—	629,224

Interest rate swaps	—	(13,637)	—	(13,637)

Total assets	$12,465	872,590	9,657	894,712

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2012 (in thousands):

Debt
securities

Balance at December 31, 2011	$9,657

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—
Included in other comprehensive income	(1,367)

Purchases	—
Sales	—
Transfers in to Level 3	—
Transfers out of Level 3	—

Balance at March 31, 2012	$8,290

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2011 (in thousands):

Debt
securities

Balance at December 31, 2010	$9,209

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—
Included in other comprehensive income	102

Purchases	—
Sales	—
Transfers in to of Level 3
Transfers out of of Level 3	—

Balance at March 31, 2011	$9,311

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment, loans held for sale and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at March 31, 2012 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans measured for impairment	$—	—	14,916	14,916

Loans held for sale	14,222	—	—	14,222

Real estate owned	—	—	28,895	28,895

Total assets	$14,222	—	43,811	58,033

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at December 31, 2011 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans measured for impairment	$—	—	16,929	16,929

Real estate owned	—	—	26,887	26,887

Total assets	$—	—	43,816	43,816

Impaired loans — A loan is considered to be impaired when it is probable that all of the principal and interest due under the original terms of the loan may not be collected.  Impairment is measured based on the fair value of the underlying collateral or discounted cash flows when collateral does not exist.  We measure impairment on all nonaccrual commercial and commercial real estate loans for which we have established specific reserves as part of the specific allocated allowance component of the allowance for loan losses.  We classify loans individually evaluated for impairment that require a specific reserve as nonrecurring Level 3.

Real Estate Owned — Real estate owned is comprised of property acquired through foreclosure or voluntarily conveyed by delinquent borrowers.  These assets are recorded on the date acquired at the lower of the related loan balance or fair value, less estimated disposition costs, with the fair value being determined by appraisal.  Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or fair value, less estimated disposition costs.  We classify all real estate owned as nonrecurring Level 3.

Loans held for sale — Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value is based on what secondary markets are currently offering.  As the fair value is determined by a quoted price from FHLMC, and we only have open delivery contracts with FHLMC, we classify loans held for sale as nonrecurring Level 1.

The table below presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2012 (dollar amounts in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Debt securities	$8,290	Discounted cash flow	Discount margin	0.35% to 2.1% (0.72)%
			Default rates	2.00%
			Prepayment speeds	1.00% annually

Loans measured for impairment	14,916	Appraisal value (1)	N/A	N/A

Real estate owned	28,895	Appraisal value (1)	N/A	N/A

(1)  Fair value is generally determined through independent appraisals of the underlying collateral, which may include level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

The significant unobservable inputs used in the fait value measurement of our debt securities are discount margins, default rates and prepayment speeds.  Significant increases in any of those rates would result in a significantly lower fair value measurement.

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

The following table shows changes in MSRs at and for the three months ended March 31, 2012 (in thousands):

			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value

Balance at December 31, 2011	3,655	—	3,655
Additions/ (reductions)	513	—	513
Amortization	(734)	—	(734)
Balance at March 31, 2012	3,434	—	3,434

The following table shows changes in MSRs at and for the three months ended March 31, 2011 (in thousands):

			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value

Balance at December 31, 2010	$5,969	—	5,969
Additions/ (reductions)	285	—	285
Amortization	(922)	—	(922)
Balance at March 31, 2011	$5,332	—	5,332

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

Northwest Bancorp Capital Trust III (Trust III) issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 5, 2006 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 30, 2035.  These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.38%.  Northwest Bancorp Statutory Trust IV (Trust IV) issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 15, 2006 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 15, 2035.  These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.38%.  The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company.  The structure of these debentures mirrors the structure of the trust-preferred securities.  Trust III holds $51,547,000 of the Company’s junior subordinated debentures and Trust IV holds $51,547,000 of the Company’s junior subordinated debentures.  These subordinated debentures are the sole assets of the Trusts.   Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts.  We have the right to defer payment of interest on the subordinated debentures at any time, or from time-to-time, for periods not exceeding five years.  If interest payments on the subordinated debentures are deferred, the distributions on the trust preferred securities are also deferred.  Interest on the subordinated debentures and distributions on the trust securities is cumulative.  Our obligation constitutes a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the trust under the preferred securities.

We entered into four interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV.  The first two swaps modify the re-pricing characteristics of Trust III, wherein (i) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.20% to the same counterparty calculated on a notional amount of $25.0 million and (ii) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The terms of these two swaps are five years and ten years, which expire September 2013 and September 2018, respectively.  The second two swaps modify the re-pricing characteristics of Trust IV, wherein (i) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and (ii) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The terms of these two swaps are seven years and ten years, which expire September 2015 and September 2018, respectively.  The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contracts is not significant.  At March 31, 2012, $12.8 million was pledged as collateral to the counterparty.

At March 31, 2012, the fair value of the swap agreements was $(12.8) million and was the amount we would have expected to pay if the contracts were terminated.  There was no material hedge ineffectiveness for these swaps.

The following table shows liability derivatives, included in other liabilities, at March 31, 2012 and December 31, 2011 (in thousands):

	March 31,	December 31,
	2012	2011
Fair value	$12,789	13,637
Notional amount	100,000	100,000
Collateral posted	12,789	13,637

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

•                  The impact of the uncertain economic environment on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;

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

The allowance for loan losses is shown as a valuation allowance to loans. The accounting policy for the determination of the adequacy of the allowance by portfolio segment requires us to make numerous complex and subjective estimates and assumptions relating to amounts which are inherently uncertain. The allowance for loan losses is maintained to absorb losses inherent in the loan portfolio as of the statement of condition dates based on our judgment. The methodology used to determine the allowance for loan losses is designed to provide procedural discipline in assessing the appropriateness of the allowance for loan losses. Losses are charged against the allowance for loan losses and recoveries are added to the allowance for loan losses.

The allowance for loan losses for all classes of Business Banking loans consists of three elements:

•              An allowance for impaired loans;

•              An allowance for homogenous loans based on historical losses; and

•              An allowance for homogenous loans based on judgmental factors.

The first element, impaired loans, is based on individual analysis of all nonperforming loans greater than or equal to $1.0 million. The allowance is measured by the difference between the recorded value of impaired loans and their impaired value. Impaired value is either the present value of the expected future cash flows from the borrower, the market value of the loan, or the fair value of the collateral, less cost to sell if the loan is collateral dependent.

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

Personal Banking loans are charged-off or charged down when they become no more than 180 days delinquent, unless the borrower has filed for bankruptcy.  Business Banking loans are charged-off or charged down when, in our opinion, they are no longer collectible, for commercial loans, or when it has been determined that the collateral value no longer supports the carrying value of the loan, for commercial real estate loans.

Valuation of Investment Securities.  Unrealized gains or losses, net of deferred taxes, on available for sale securities are reported in other comprehensive income and as a separate component of shareholders’ equity and on the statement of comprehensive income.  In general, fair value is based upon quoted market prices of identical assets, when available.  Semi-annually (as of June 30 and December 31) we receive quoted market prices from a second independent pricing service. If quoted market prices are not available, fair value is based upon valuation models that use cash flow, security structure and other observable information.  Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets.  Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value.  Adjustments may include unobservable parameters, among other things.

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

Goodwill.  Goodwill is not subject to amortization but must be evaluated for impairment at least annually and possibly more frequently if certain events or changes in circumstances arise.  Under a quantitative approach, impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill.  Reporting units are identified based upon analyzing each of our individual operating segments.  A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews.  Determining the fair value of a reporting unit requires a high degree of subjective management judgment.  We have established June 30th of each year as the date for conducting the annual goodwill impairment assessment.  As of June 30, 2011, we, through the assistance of an external third party, performed an impairment test on goodwill.  We valued each reporting unit by using a weighted average of four valuation methodologies; comparable transaction approach, control premium approach, public market peers approach and discounted cash flow approach.  Declines in fair value could result in impairment being identified.  At June 30, 2011, we did not identify any individual reporting unit where the fair value was less than the carrying value.  No material changes have occurred since that date that would lead us to any other conclusions. Future changes in the economic environment or the operations of the operating units could cause changes to the variables used, which could give rise to declines in the estimated fair value of the reporting units.

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

Executive Summary and Comparison of Financial Condition

Total assets at March 31, 2012 were $8.069 billion, an increase of $111.3 million, or 1.4%, from $7.958 billion at December 31, 2011.  This increase in assets was due to increases in loans receivable of

$56.4 million and cash and cash equivalents of $70.6 million, which were partially offset by a decrease in other assets of $13.6 million. The net increase in total assets resulted from a net increase in funding sources as deposits and borrowed funds increased by $89.4 million and $8.5 million, respectively.

Loans receivable increased by $56.4 million, or 1.0%, to $5.608 billion at March 31, 2012, from $5.552 billion at December 31, 2011.  Loan demand was strong during the three months ended March 31, 2012, with originations of $530.4 million.  Due to our continued efforts to expand business banking relationships our business banking loan portfolio increased by $60.8 million, or 3.3%, to $1.884 billion at March 31, 2012 from $1.824 billion at December 31, 2011, led by commercial real estate loans which increased $39.8 million, or 2.8% during the quarter.  Additionally, commercial loans increased by $21.0 million, or 5.4%. Our personal banking loan portfolio decreased by $4.4 million, or 0.1%, to $3.723 billion at March 31, 2012 from $3.728 billion at December 31, 2011.  With consumers continuing their propensity to pay down debt, home equity loans decreased by $25.8 million, or 2.4%, and consumer loans decreased by $8.1 million, or 3.3% during the quarter.  These decreases were partially offset by an increase in mortgage loans of $29.6 million, or 1.2%.

Deposit balances increased across all product types with the exception of time deposits. Total deposits increased by $89.4 million, or 1.5%, to $5.870 billion at March 31, 2012 from $5.780 billion at December 31, 2011.  Noninterest-bearing demand deposits increased by $73.8 million, or 11.2%, to $732.4 million at March 31, 2012 from $658.6 million at December 31, 2011. Interest-bearing demand deposits increased by $32.6 million, or 4.1%, to $833.3 million at March 31, 2012 from $800.7 million at December 31, 2011. Savings deposits, including insured money fund accounts, increased by $88.0 million, or 4.3%, to $2.124 billion at March 31, 2012 from $2.036 billion at December 31, 2011. Time deposits decreased by $105.0 million, or 4.6%, to $2.180 billion at March 31, 2012 from $2.285 billion at December 31, 2011.  We believe this continued movement of funds from time deposits to more liquid types of deposit accounts reflects our depositors concerns regarding potentially higher interest rates.

Borrowed funds increased by $8.5 million, or 1.0%, to $836.4 million at March 31, 2012, from $827.9 million at December 31, 2011 due to an increase in repurchase agreements. None of our FHLB advances matured during the quarter and the next scheduled maturity is in 2015.

Total shareholders’ equity at March 31, 2012 was $1.162 billion, or $11.91 per share, an increase of $7.6 million, or 0.7%, from $1.155 billion, or $11.85 per share, at December 31, 2011.  This increase was primarily attributable to net income of $15.2 million and other comprehensive income of $2.0 million, which was partially offset by cash dividends paid of $11.4 million.

Financial institutions and their holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on a company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments made by the regulators about components, risk-weighting and other factors.

Quantitative measures, established by regulation to ensure capital adequacy, require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Capital ratios are presented in the tables below.  Dollar amounts in the accompanying tables are in thousands.

At March 31, 2012

			Minimum capital			Well capitalized
	Actual		Requirements			Requirements
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,161,927	23.16%	401,391	8.00%		501,739	10.00%
Northwest Savings Bank	999,865	20.01%	399,685	8.00%		499,606	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,098,971	21.90%	200,696	4.00%		301,044	6.00%
Northwest Savings Bank	937,096	18.76%	199,842	4.00%		299,764	6.00%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,098,971	14.03%	235,070	3.00%		391,784	5.00%
Northwest Savings Bank	937,096	12.01%	234,099	3.00	% *	390,165	5.00%

At December 31, 2011

			Minimum capital			Well capitalized
	Actual		Requirements			Requirements
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,155,490	23.14%	399,503	8.00%		499,378	10.00%
Northwest Savings Bank	982,156	19.78%	397,302	8.00%		496,627	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,092,787	21.88%	199,751	4.00%		299,627	6.00%
Northwest Savings Bank	919,807	18.52%	198,651	4.00%		297,976	6.00%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,092,787	13.98%	234,551	3.00%		390,918	5.00%
Northwest Savings Bank	919,807	11.81%	233,573	3.00	% *	389,288	5.00%

* The FDIC has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional capital cushion of 100 to 200 basis points.  As of March 31, 2012, Northwest Savings Bank has not been advised of any additional requirements in this regard.

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations.  Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at March 31, 2012 was 23.3%.  We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments.  As of March 31, 2012 Northwest had $1.795 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, as well as $193.6 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

We paid $11.4 million and $10.7 million in cash dividends during the quarters ended March 31, 2012 and 2011, respectively.  The increase is the result of an increase of $0.02 per share in the dividends paid.  The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 74.4% and 62.5% for the quarters ended March 31, 2012 and 2011, respectively, on dividends of $0.12 per share and $0.10 per share, respectively.  The Board of Directors declared a dividend of $0.12 per share payable on May 17, 2012 to shareholders of record as of May 3, 2012.  This represents the 70th consecutive quarter we have paid a cash dividend.

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

	March 31, 2012	December 31, 2011
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis
Personal Banking:
Residential mortgage loans	$28,696	28,221
Home equity loans	9,100	9,560
Other consumer loans	1,983	2,667
Total Personal Banking	39,779	40,448
Business Banking:
Commercial real estate loans	58,400	62,494
Commercial loans	26,834	28,163
Total Business Banking	85,234	90,657
Total	125,013	131,105
Total nonaccrual loans as a percentage of total loans	2.23%	2.36%
Total real estate acquired through foreclosure and other real estate owned (“REO”)	28,895	26,887
Total nonperforming assets	$153,908	157,992
Total nonperforming assets as a percentage of total assets	1.91%	1.99%

A loan is considered to be impaired, when, based on current information and events it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment.  Impaired loans at March 31, 2012 and December 31, 2011 were $175.3 million and $179.4 million, respectively.

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

If an individual loan is deemed to be impaired, the Credit Administration department determines the proper measure of impairment for each loan based on one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.  If the measurement of the impaired loan is more or less than the recorded investment in the loan, the Credit Administration department adjusts the specific allowance associated with that individual loan accordingly.

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

We utilize a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses.  As part of the analysis as of March 31, 2012, we considered the economic conditions in our markets, such as the unemployment and bankruptcy levels as well as changes in real estate collateral values.  In addition, we considered the overall trends in asset quality, specific reserves already established for criticized loans, historical loss rates and collateral valuations.  As a result of this analysis, the allowance for loan losses increased $1.8 million to $72.9 million, or 1.30% of total loans, at March 31, 2012 from $71.1 million, or 1.28% of total loans, at December 31, 2011. The increase is primarily attributable to the increase in our business banking loan portfolio as business banking loans typically have the highest reserve factors and historical loss ratios.

We also consider how the level of nonperforming loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Nonperforming loans of $125.0 million or 2.23% of total loans, at March 31, 2012 decreased by $6.1 million, or 4.7%, from $131.1 million, or 2.36% of total loans, at December 31, 2011.  As a percentage of average loans, annualized net charge-offs decreased to 0.32% for the quarter ended March 31, 2012 compared to 0.52% for the quarter ended March 31, 2011.  We believe all known losses as of the balance sheet dates have been recorded.

Comparison of Operating Results for the Quarters Ended March 31, 2012 and 2011

Net income for the quarter ended March 31, 2012 was $15.2 million, or $0.16 per diluted share, a decrease of $2.1 million, or 12.0%, from $17.3 million, or $0.16 per diluted share, for the same quarter last year.  The decrease in net income resulted primarily from a decrease in net interest income of $1.6 million, a decrease in noninterest income of $686,000 as well as an increase in noninterest expense of $1.9 million. Partially offsetting these items were decreases in the provision for loan losses of $957,000 and income tax expense of $1.2 million. A discussion of significant changes follows.  Annualized, net income for the quarter ended March 31, 2012 represents a 5.29% and 0.76% return on average equity and return on average assets, respectively, compared to 5.39% and 0.86% for the same quarter last year.

Interest Income

Total interest income decreased by $4.8 million, or 5.3%, to $86.2 million for the quarter ended March 31, 2012 due to both a decrease in the average yield earned on interest earning assets and a decrease in the average balance of interest earning assets.  The average yield on interest earning assets decreased to 4.70% for the quarter ended March 31, 2012 from 4.83% for the quarter ended March 31, 2011.  The average yield on all categories of interest earning assets decreased when compared to the prior year period.  Average interest earning assets decreased by $166.0 million, or 2.2%, to $7.376 billion for the quarter ended March 31, 2012 from $7.542 billion for the quarter ended March 31, 2011.

Interest income on loans decreased $2.3 million, or 2.9%, to $78.2 million for the quarter ended March 31, 2012 compared to $80.5 for the quarter ended March 31, 2011.  The average yield on loans receivable decreased to 5.63% for the quarter ended March 31, 2012 from 5.87% for the quarter ended March 31, 2011.  The decrease in average yield is primarily attributable to our variable rate loans adjusting downward as re-pricing dates occur, as well as increased competition for credit relationships.  This decrease in average yield was partially offset by an increase in the average balance of loans receivable.  The balance of average loans receivable increased by $62.8 million, or 1.1%, to $5.579 billion for the quarter ended March 31, 2012 from $5.516 billion for the quarter ended March 31, 2011. Leading this increase was growth in our business banking loan portfolio which was facilitated by our emphasis on building quality business banking relationships and modest improvements in economic conditions.  The growth in our mortgage loan portfolio was primarily the result of consumers taking advantage of historically low interest rates to refinance and consolidate other debt.

Interest income on mortgage-backed securities decreased by $2.1 million, or 30.6%, to $4.7 million for the quarter ended March 31, 2012 from $6.8 million for the quarter ended March 31, 2011.  This decrease is the result of decreases in both the average balance and average yield. The average balance of mortgage-backed securities decreased by $179.3, or 19.4%, to $747.0 million for the quarter ended March 31, 2012 from $926.3 for the quarter ended March 31, 2011 due primarily to redirecting cash flows to fund increased loan demand and the repurchase of common stock shares during 2011.  The average yield on mortgage-backed securities decreased to 2.51% for the quarter ending March 31, 2012 from 2.92% for the quarter ending March 31, 2011. The decrease in average yield resulted from variable rate securities continuing to re-price downward and the purchase of mortgage-backed securities at generally lower interest rates than the existing portfolio yield.

Interest income on investment securities decreased by $453,000, or 13.0%, to $3.0 million for the quarter ended March 31, 2012 from $3.5 million for the quarter ended March 31, 2011.  This decrease is due to decreases in both the average balance and the average yield.  The average balance of investment securities decreased by $11.7 million, or 3.3%, to $343.1 million for the quarter ended March 31, 2012 from $354.8 million for the quarter ended March 31, 2011 due primarily to called or maturing bonds. The average yield on investment securities decreased to 3.52% for the quarter ended March 31, 2012 from 3.91% for the quarter ended March 31, 2011, as a result of higher rate municipal and government agency securities maturing or being called.

Interest income on interest-earning deposits decreased by $27,000, or 6.6%, to $380,000 for the quarter ended March 31, 2012 from $407,000 for the quarter ended March 31, 2011.  This decrease is due to the use of cash to fund loan demand causing the average balance of interest-earning deposits to decrease by $27.2 million, or 4.0%, to $658.7 million for the quarter ended March 31, 2012 from $685.9 million for the quarter ended March 31, 2011.  The average yield on interest-earning deposits decreased to 0.23% for the quarter ended March 31, 2012 from 0.24% for the quarter ended March 31, 2011.

Interest Expense

Interest expense decreased by $3.3 million, or 13.3%, to $20.8 million for the quarter ended March 31, 2012 from $24.1 million for the quarter ended March 31, 2011.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities, which decreased to 1.38% from 1.59%, and a decrease in the average balance of interest-bearing liabilities.  Average interest-bearing liabilities decreased by $99.7 million, or 1.6%, to $6.036 billion for the quarter ended March 31, 2012 from $6.136 billion for the quarter ended March 31, 2011.  The decrease in the cost of funds resulted primarily from a decrease in the level of market interest rates which enabled us to reduce the rate of interest paid on all deposit products.  In addition, we continue to grow low cost checking, savings and insured money market accounts. The decrease in interest-bearing liabilities resulted primarily from a reduction in time deposits.

Net Interest Income

Net interest income decreased by $1.6 million, or 2.4%, to $65.4 million for the quarter ended March 31, 2012 from $67.0 million for the quarter ended March 31, 2011.  This decrease is attributable to the factors discussed above.  Despite a slight improvement in our interest rate spread to 3.31% for the quarter ended March 31, 2012 from 3.24% for the quarter ended March 31, 2011, our net interest margin decreased 0.01% to 3.55% at March 31, 2012 which resulted from a decrease in total interest-earning assets of $166.0 million, or 2.2%.

Provision for Loan Losses

The provision for loan losses decreased by $957,000, or 13.2%, to $6.3 million for the quarter ended March 31, 2012 from $7.2 million for the quarter ended March 31, 2011.  This decrease is primarily due to reductions in some of the loss factors used to determine the reserve requirement for loans collectively evaluated for impairment and improved credit quality. At March 31, 2012, classified assets decreased $12.5 million, or 4.5%, and loans 90 days or more delinquent decreased $34.6 million, or 27.8%, compared to March 31, 2011.  Partially offsetting these factors was an increase in loans receivable of $56.4 million, or 1.0%, and the downgrade of a Maryland commercial real estate loan requiring a $1.9 million specific reserve.

In determining the amount of the current period provision, we considered the current economic conditions, including unemployment levels and bankruptcy filings, and changes in real estate values, the impact of these factors on the quality of our loan portfolio and historical loss factors.  Net charge-offs for the quarter ended March 31, 2012 were $4.5 million compared to $7.2 million for the quarter ended March 31, 2011.  Annualized net charge-offs to average loans decreased to 0.32% for the quarter ended March 31, 2012 from 0.52% for the quarter ended March 31, 2011. We analyze the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.  We believe, to the best of our knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income

Noninterest income decreased by $686,000, or 4.8%, to $13.6 million for the quarter ended March 31, 2012 from $14.3 million for the quarter ended March 31, 2011.  The decrease is primarily attributable an increase on the loss of real estate owned and a decrease in service charges and fees. Loss on real estate owned increased by $1.0 million, to $1.1 million for the quarter ended March 31, 2012 due to the management of our inventory of foreclosed properties, resulting in losses on the sale of properties and write-downs on some of the remaining properties.  Service charges and fees decreased by $503,000, or 5.6%, to $8.4 million for the quarter ended March 31, 2012 from $8.9 million for the quarter ended March 31, 2011 due to lower NSF and overdraft income. Partially offsetting these decreases were increases in insurance commission income and mortgage banking income.  Insurance commission income increased by $338,000, or 24.5%, to $1.7 million for the quarter ended March 31, 2012 from $1.4 million for the quarter ended March 31, 2011 due to the growth of our employee benefits subsidiary.  Mortgage banking income increased by $334,000, or 169.5%, to $531,000 for the quarter ended March 31, 2012 from $197,000 for the quarter ended March 31, 2011.  This increase is due to increased sales of residential mortgage loans into the secondary market.

Noninterest Expense

Noninterest expense increased by $1.9 million, or 3.8%, to $51.3 million for the quarter ended March 31, 2012 from $49.4 million for the quarter ended March 31, 2011.  This increase is primarily the result of increases in compensation and employee benefits expense and professional services.  Compensation and employee benefits expense increased by $2.3 million, or 9.2%, to $27.8 million for the quarter ended March 31, 2012 from $25.5 million for the quarter ended March 31, 2011.  This increase is primarily attributable to increased staffing levels and increases in pension expense and health insurance costs.  We have added 77 full-time equivalent employees compared to last year primarily in the areas of commercial lending, loan servicing, credit review and regulatory compliance.  Professional services increased by $441,000, or 35.1%, to $1.7 million for the quarter ended March 31, 2012 from $1.3 million for the quarter ended March 31, 2011 primarily due to our ongoing efforts to improve compliance and satisfy the conditions of the FDIC Consent Order.  These increases were partially offset by decreases in federal deposit insurance premiums and premises and occupancy costs.  Federal deposit insurance premiums decreased by $807,000, or 33.3%, to $1.6 million for the quarter ended March 31, 2012 from $2.4 million for the quarter ended March 31, 2011. This decrease was due to the new assessment formula which calculates premiums based on assets rather than deposits.  Premises and occupancy costs decreased by $443,000, or 7.2%, to $5.7 million for the quarter ended March 31, 2012 from $6.2 million for the quarter ended March 31, 2011 primarily due to lower utility and snow removal costs because of the mild winter.

Income Taxes

The provision for income taxes for the quarter ended March 31, 2012 decreased by $1.2 million, or 15.9%, to $6.3 million, compared to the same period last year.  This decrease in income tax is primarily a result of a decrease in income before income taxes of $3.3 million, or 13.2%.  Our effective tax rate for the quarter ended March 31, 2012 was 29.3% compared to 30.3% for the prior year period.  We do not anticipate our effective tax rate to change substantially during the year.

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

	Quarter ended March 31,
	2012			2011
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (g)	Balance	Interest	Cost (g)
Assets:
Interest-earning assets:
Loans receivable (a) (b) (includes FTE adjustments of $532 and $390, respectively)	$5,579,071	78,691	5.67%	$5,516,254	80,847	5.89%
Mortgage-backed securities (c)	746,954	4,691	2.51%	926,349	6,756	2.92%
Investment securities (c) (includes FTE adjustments of $1,317 and $1,665, respectively)	343,059	4,336	5.06%	354,786	5,128	5.78%
FHLB stock	48,246	—	—	58,845	—	—
Other interest-earning deposits	658,747	380	0.23%	685,864	407	0.24%

Total interest-earning assets (includes FTE adjustments of $1,849 and $2,045, respectively)	7,376,077	88,098	4.80%	7,542,098	93,138	4.96%

Noninterest earning assets (d)	615,734			592,981

Total assets	$7,991,811			$8,135,079

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings accounts	$1,100,312	1,106	0.40%	$1,063,696	1,429	0.55%
Interest-bearing demand accounts	785,935	227	0.12%	773,633	232	0.12%
Money market accounts	976,194	965	0.40%	915,768	1,155	0.51%
Certificate accounts	2,236,823	10,646	1.91%	2,431,952	13,247	2.21%
Borrowed funds (e)	833,843	6,477	3.12%	847,784	6,584	3.15%
Junior subordinated debentures	103,094	1,422	5.46%	103,094	1,405	5.45%

Total interest-bearing liabilities (f)	6,036,201	20,843	1.38%	6,135,927	24,052	1.59%

Noninterest bearing liabilities	801,157			701,633

Total liabilities	6,837,358			6,837,560

Shareholders’ equity	1,154,453			1,297,519

Total liabilities and shareholders’ equity	$7,991,811			$8,135,079

Net interest income/ Interest rate spread		67,255	3.42%		69,086	3.37%

Net interest-earning assets/ Net interest margin	$1,339,876		3.65%	$1,406,171		3.66%

Ratio of interest-earning assets to interest-bearing liabilities	1.22X			1.23X

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

(f) Balances include noninterest-bearing checking accounts.

(g) Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 5.63% and 5.87%; respectively, Investment securities — 3.52% and 3.91%; respectively, interest-earning assets — 4.70% and 4.83%; respectively. GAAP basis net interest rate spreads were 3.31% and 3.24%, respectively and GAAP basis net interest margins were 3.55% and 3.56%, respectively.

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

Quarter ended March 31, 2012 and 2011

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(3,081)	925	(2,156)
Mortgage-backed securities	(848)	(1,217)	(2,065)
Investment securities	(624)	(168)	(792)
FHLB stock	—	—	—
Other interest-earning deposits	(11)	(16)	(27)
Total interest-earning assets	(4,564)	(476)	(5,040)

Interest-bearing liabilities:
Savings accounts	(373)	50	(323)
Now accounts	(10)	5	(5)
Money market demand accounts	(266)	76	(190)
Certificate accounts	(1,633)	(968)	(2,601)
Borrowed funds	(34)	(73)	(107)
Debentures	17	—	17
Total interest-bearing liabilities	(2,299)	(910)	(3,209)

Net change in net interest income	$(2,265)	434	(1,831)

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

The Board of Directors has a Risk Management Committee which meets quarterly and reviews interest rate risks and trends, our interest sensitivity position, the liquidity position and the market risk inherent in the investment portfolio.

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

The following table illustrates the simulated impact of a 1%, 2% or 3% upward or 1% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-earning liability levels at March 31, 2012 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from March 31, 2012 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	1.0%	2.0%	3.0%	1.0%
Projected percentage increase/ (decrease) in net income	5.5%	7.4%	5.7%	(3.0)%
Projected increase/ (decrease) in return on average equity	5.3%	7.1%	4.8%	(3.0)%
Projected increase/ (decrease) in earnings per share	$0.04	$0.06	$0.04	$(0.02)
Projected percentage increase/ (decrease) in market value of equity	(6.8)%	(15.1)%	(23.0)%	(4.6)%

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

Item 1A.  Risk Factors

There are no material changes to the risk factors as previously discussed in Item 1A, to Part I of our 2011 Annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)                                   Not applicable.

b.)                                  Not applicable.

c.)           The following table discloses information regarding the repurchase of shares of common stock during the quarter ending March 31, 2012:

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (1)	Maximum number of shares yet to be purchased under the plan (1)
January	—	$—	—	1,157,747
February	—	—	—	1,157,747
March	—	—	—	1,157,747
	—	$—

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (2)	Maximum number of shares yet to be purchased under the plan (2)
January	—	$—	—	4,750,000
February	—	—	—	4,750,000
March	—	—	—	4,750,000
	—	$—

(1)  Reflects program for 5,150,000 shares announced August 10, 2011.

(2)  Reflects program for 4,750,000 shares announced September 26, 2011.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	May 8, 2012	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	May 8, 2012	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller
(Principal Accounting Officer of the Registrant)