Form 10-Q
period 2012-06-30
Northwest Bancshares, Inc.
filed 2012-08-03
CIK 1471265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Common Stock ($0.01 par value) 97,895,728 shares outstanding as of July 31, 2012

NORTHWEST BANCSHARES, INC.

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2012	2011
Assets
Cash and due from banks	$82,295	94,276
Interest-earning deposits in other financial institutions	638,940	593,388
Federal funds sold and other short-term investments	633	633
Marketable securities available-for-sale (amortized cost of $874,048 and $885,408)	900,643	908,349
Marketable securities held-to-maturity (fair value of $187,043 and $239,412)	180,134	231,389
Total cash and investments	1,802,645	1,828,035

Personal Banking:
Residential mortgage loans held for sale	12,800	967
Residential mortgage loans	2,418,756	2,396,399
Home equity loans	1,102,936	1,084,786
Other consumer loans	240,992	245,689
Total Personal Banking	3,775,484	3,727,841
Business Banking:
Commercial real estate loans	1,494,781	1,435,767
Commercial loans	399,470	387,911
Total Business Banking	1,894,251	1,823,678
Total loans	5,669,735	5,551,519
Allowance for loan losses	(70,110)	(71,138)
Total loans, net	5,599,625	5,480,381

Federal Home Loan Bank stock, at cost	46,834	48,935
Accrued interest receivable	23,871	24,599
Real estate owned, net	30,470	26,887
Premises and equipment, net	135,004	132,152
Bank owned life insurance	135,722	133,524
Goodwill	171,882	171,882
Other intangible assets	1,549	2,123
Other assets	90,394	109,187
Total assets	$8,037,996	7,957,705

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$732,200	658,560
Interest-bearing demand deposits	845,209	800,676
Savings deposits	2,195,095	2,036,272
Time deposits	2,033,366	2,284,817
Total deposits	5,805,870	5,780,325

Borrowed funds	853,114	827,925
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	103,094	103,094
Advances by borrowers for taxes and insurance	32,324	23,571
Accrued interest payable	1,242	1,104
Other liabilities	73,210	66,782
Total liabilities	6,868,854	6,802,801

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 97,880,874 and 97,493,046 shares issued and outstanding, respectively	979	975
Paid-in capital	662,183	659,523
Retained earnings	552,278	543,598
Unallocated common stock of employee stock ownership plan	(25,192)	(25,966)
Accumulated other comprehensive loss	(21,106)	(23,226)
	1,169,142	1,154,904
Total liabilities and shareholders’ equity	$8,037,996	7,957,705

See accompanying notes to consolidated financial statements - unaudited

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Loans receivable	$77,422	79,993	155,581	160,450
Mortgage-backed securities	4,409	6,073	9,100	12,829
Taxable investment securities	435	594	1,008	992
Tax-free investment securities	2,318	2,992	4,764	6,066
Interest-earning deposits	473	489	853	896
Total interest income	85,057	90,141	171,306	181,233

Interest expense:
Deposits	11,184	15,473	24,128	31,536
Borrowed funds	7,912	7,989	15,811	15,978
Total interest expense	19,096	23,462	39,939	47,514

Net interest income	65,961	66,679	131,367	133,719
Provision for loan losses	4,963	8,367	11,250	15,611
Net interest income after provision for loan losses	60,998	58,312	120,117	118,108

Noninterest income:
Impairment losses on securities	—	(577)	(545)	(577)
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	—	70	307	70
Net impairment losses	—	(507)	(238)	(507)
Gain/ (loss) on sale of investments, net	(44)	45	—	49
Service charges and fees	8,702	9,321	17,127	18,249
Trust and other financial services income	2,018	2,185	4,134	4,095
Insurance commission income	1,603	1,790	3,321	3,170
Loss on real estate owned, net	(582)	(593)	(1,652)	(620)
Income from bank owned life insurance	1,107	1,716	2,224	2,882
Mortgage banking income	789	290	1,320	487
Other operating income	1,244	1,015	2,241	1,783
Total noninterest income	14,837	15,262	28,477	29,588

Noninterest expense:
Compensation and employee benefits	27,416	29,658	55,254	55,157
Premises and occupancy costs	5,483	5,650	11,231	11,841
Office operations	3,340	3,255	6,664	6,355
Processing expenses	6,059	5,687	12,201	11,454
Marketing expenses	3,829	2,108	5,865	4,067
Federal deposit insurance premiums	1,418	2,355	3,038	4,782
Professional services	1,500	1,289	3,197	2,545
Amortization of other intangible assets	279	479	574	970
Real estate owned expense	571	249	1,311	680
Other expenses	2,071	1,760	3,907	4,017
Total noninterest expense	51,966	52,490	103,242	101,868

Income before income taxes	23,869	21,084	45,352	45,828

Federal and state income taxes	7,508	6,081	13,810	13,572

Net income	$16,361	$15,003	31,542	32,256

Basic earnings per share	$0.17	0.15	0.33	0.31

Diluted earnings per share	$0.17	0.15	0.33	0.31

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Three months ended
	June 30,
	2012	2011
Net Income	$16,361	15,003
Other comprehensive income net of tax:
Net unrealized holding gains on marketable securities:
Unrealized holding gains net of tax of $(572) and $(2,488), respectively	894	4,620
Other-than-temporary impairment on securities included in net income, net of tax of $0 and $(177), respectively	—	330
Reclassification adjustment for (gains)/ losses included in net income, net of tax of $91 and $(100), respectively	(141)	188
Net unrealized holding gains on marketable securities	753	5,138

Change in fair value of interest rate swaps, net of tax of $410 and $705, respectively	(641)	(1,309)

Other comprehensive income	112	3,829

Total comprehensive income	$16,473	18,832

	Six months ended
	June 30,
	2012	2011
Net Income	$31,542	32,256
Other comprehensive income net of tax:
Net unrealized holding gains on marketable securities:
Unrealized holding gains net of tax of $(1,473) and $(3,619), respectively	2,255	6,721
Other-than-temporary impairment on securities included in net income, net of tax of $(93) and $(177), respectively	145	330
Reclassification adjustment for (gains)/ losses included in net income, net of tax of $122 and $(92), respectively	(190)	172
Net unrealized holding gains on marketable securities	2,210	7,223

Change in fair value of interest rate swaps, net of tax of $48 and $223, respectively	(90)	(415)

Other comprehensive income	2,120	6,808

Total comprehensive income	$33,662	39,064

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(dollars in thousands)

Three months ended June 30, 2011

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at March 31, 2011	107,733,432	$1,078	793,951	529,630	(10,518)	(27,025)	1,287,116

Comprehensive income:
Net income	—	—	—	15,003	—	—	15,003

Other comprehensive income, net of tax of $(2,060)	—	—	—	—	3,829	—	3,829

Total comprehensive income	—	—	—	15,003	3,829	—	18,832

Exercise of stock options	72,230	1	386	—	—	—	387

Stock compensation expense	1,273,949	12	3,384	—	—	386	3,782

Share repurchases	(5,813,566)	(58)	(71,514)	—	—	—	(71,572)

Dividends paid ($0.11 per share)	—	—	—	(11,404)	—	—	(11,404)

Ending balance at June 30, 2011	103,266,045	$1,033	726,207	533,229	(6,689)	(26,639)	1,227,141

Three months ended June 30, 2012

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at March 31, 2012	97,593,396	$976	660,933	547,352	(21,218)	(25,568)	1,162,475

Comprehensive income:
Net income	—	—	—	16,361	—	—	16,361

Other comprehensive income, net of tax of $(71)	—	—	—	—	112	—	112

Total comprehensive income	—	—	—	16,361	112	—	16,473

Exercise of stock options	24,101	—	209	—	—	—	209

Stock compensation expense	263,377	3	1,041	—	—	376	1,420

Dividends paid ($0.12 per share)	—	—	—	(11,435)	—	—	(11,435)

Ending balance at June 30, 2012	97,880,874	$979	662,183	552,278	(21,106)	(25,192)	1,169,142

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands)

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
Six months ended June 30, 2011	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2010	110,295,117	$1,103	824,164	523,089	(13,497)	(27,409)	1,307,450

Comprehensive income:
Net income	—	—	—	32,256	—	—	32,256

Other comprehensive income, net of tax of $(3,665)	—	—	—	—	6,808	—	6,808

Total comprehensive income	—	—	—	32,256	6,808	—	39,064

Exercise of stock options	128,968	2	738	—	—	—	740

Stock-based compensation expense	1,273,949	12	3,867	—	—	770	4,649

Share repurchases	(8,431,989)	(84)	(102,562)	—	—	—	(102,646)

Dividends paid ($0.21 per share)	—	—	—	(22,116)	—	—	(22,116)

Ending balance at June 30, 2011	103,266,045	$1,033	726,207	533,229	(6,689)	(26,639)	1,227,141

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
Six months ended June 30, 2012	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2011	97,493,046	$975	659,523	543,598	(23,226)	(25,966)	1,154,904

Comprehensive income:
Net income	—	—	—	31,542	—	—	31,542

Other comprehensive income, net of tax of $(1,396)	—	—	—	—	2,120	—	2,120

Total comprehensive income	—	—	—	31,542	2,120	—	33,662

Exercise of stock options	124,451	1	994	—	—	—	995

Stock-based compensation expense	263,377	3	1,666	—	—	774	2,443

Dividends paid ($0.24 per share)	—	—	—	(22,862)	—	—	(22,862)

Ending balance at June 30, 2012	97,880,874	$979	662,183	552,278	(21,106)	(25,192)	1,169,142

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended
	June 30,
	2012	2011
OPERATING ACTIVITIES:
Net Income	$31,542	32,256
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,250	15,611
Net loss on sale of assets	1,718	1,597
Net depreciation, amortization and accretion	3,691	4,634
Decrease in other assets	14,578	10,597
Increase in other liabilities	6,428	233
Net amortization of premium on marketable securities	(19)	(258)
Noncash impairment losses on investment securities	238	507
Noncash write-down of real estate owned	886	416
Origination of loans held for sale	(106,900)	(46,254)
Proceeds from sale of loans held for sale	95,315	49,655
Noncash compensation expense related to stock benefit plans	2,443	4,649
Net cash provided by operating activities	61,170	73,643

INVESTING ACTIVITIES:
Purchase of marketable securities available-for-sale	(144,666)	(184,770)
Purchase of marketable securities held-to-maturity	—	—
Proceeds from maturities and principal reductions of marketable securities available-for-sale	155,891	106,668
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	51,170	76,783
Proceeds from sale of marketable securities available-for-sale	—	—
Loan originations	(1,030,529)	(801,314)
Proceeds from loan maturities and principal reductions	902,818	820,330
Proceeds from redemption of Federal Home Loan Bank stock	2,101	5,858
Proceeds from sale of real estate owned	6,329	4,594
Sale/ (purchase) of real estate owned for investment, net	228	(251)
Purchase of premises and equipment	(8,561)	(1,781)
Net cash provided by/ (used in) investing activities	(65,219)	26,117

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)

(in thousands)

	Six months ended
	June 30,
	2012	2011
FINANCING ACTIVITIES:
Increase in deposits, net	$25,545	54,970
Repayments of long-term borrowings	(34)	(50,033)
Net increase in short-term borrowings	25,223	6,190
Increase in advances by borrowers for taxes and insurance	8,753	7,503
Cash dividends paid	(22,862)	(22,116)
Purchase of common stock for retirement	—	(102,646)
Proceeds from stock options exercised	995	740
Net cash provided by/ (used in) financing activities	37,620	(105,392)

Net increase/ (decrease) in cash and cash equivalents	$33,571	(5,632)

Cash and cash equivalents at beginning of period	$688,297	719,111
Net increase/ (decrease) in cash and cash equivalents	33,571	(5,632)
Cash and cash equivalents at end of period	$721,868	713,479

Cash and cash equivalents:
Cash and due from banks	$82,295	80,889
Interest-earning deposits in other financial institutions	638,940	631,957
Federal funds sold and other short-term investments	633	633
Total cash and cash equivalents	$721,868	713,479

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $20,736 and $26,828, respectively)	$39,801	48,075
Income taxes	$4,292	10,135

Non-cash activities:
Loans foreclosures and repossessions	$12,038	6,395
Sale of real estate owned financed by the Company	$380	266

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

(1)                                 Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company”) or (“NWBI”), a Maryland corporation headquartered in Warren, Pennsylvania, is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  The Company was incorporated to be the successor to Northwest Bancorp, Inc. upon the completion of the mutual-to-stock conversion of Northwest Bancorp, MHC in December 2009.  The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”).  Northwest is regulated by the FDIC and the Pennsylvania Department of Banking.  At June 30, 2012, Northwest operated 167 community-banking offices throughout Pennsylvania, western New York, eastern Ohio and Maryland.

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

The results of operations for the quarter ended and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Stock-Based Compensation

On May 23, 2012, we awarded employees 508,573 stock options and directors 64,800 stock options with an exercise price of $11.70 and a grant date fair value of $1.23 per stock option.  On May 23, 2012, we also awarded employees 239,077 common shares and directors 24,300 common shares with a grant date fair value of $11.64.  Awarded stock options and common shares vest over a ten-year period with the first vesting occurring on the grant date.  Stock-based compensation expense of $1.4 million and $3.8 million for the three months ended June 30, 2012 and 2011, respectively, and $2.4 million and $4.6 million for the six months ended June 30, 2012 and 2011, respectively, was recognized in compensation expense relating to our stock benefit plans.  At June 30, 2012 there was compensation expense of $6.0 million to be recognized for awarded but unvested stock options and $15.1 million for unvested common shares.

Income Taxes- Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of June 30, 2012 we had no liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in federal and state income taxes and (2) refund claims in other operating income.  We recognize penalties (if any) in federal and state income taxes.  There is no amount accrued for the payment of interest or penalties at June 30, 2012.  We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2010, 2009 and 2008.

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

At or for the quarter ended:

	Community	Consumer
June 30, 2012 ($ in 000’s)	Banking	Finance	All other *	Consolidated
External interest income	$79,290	5,512	255	85,057
Intersegment interest income	738	—	(738)	—
Interest expense	17,785	738	573	19,096
Provision for loan losses	4,250	713	—	4,963
Noninterest income	14,241	581	15	14,837
Noninterest expense	48,587	3,180	199	51,966
Income tax expense (benefit)	7,304	647	(443)	7,508
Net income	16,343	815	(797)	16,361
Total assets	$7,881,277	116,262	40,457	8,037,996

	Community	Consumer
June 30, 2011 ($ in 000’s)	Banking	Finance	All other *	Consolidated
External interest income	$84,520	5,385	236	90,141
Intersegment interest income	766	—	(766)	—
Interest expense	22,243	766	453	23,462
Provision for loan losses	7,650	717	—	8,367
Noninterest income	14,677	572	13	15,262
Noninterest expense	49,332	3,005	153	52,490
Income tax expense (benefit)	5,865	611	(395)	6,081
Net income	14,873	858	(728)	15,003
Total assets	$7,944,536	115,428	27,381	8,087,345

* Eliminations consist of intercompany loans, interest income and interest expense.

At or for the six months ended:

	Community	Consumer
June 30, 2012 ($ in 000’s)	Banking	Finance	All other *	Consolidated
External interest income	$159,695	11,043	568	171,306
Intersegment interest income	1,486	—	(1,486)	—
Interest expense	37,325	1,486	1,128	39,939
Provision for loan losses	9,750	1,500	—	11,250
Noninterest income	27,323	1,092	62	28,477
Noninterest expense	96,465	6,376	401	103,242
Income tax expense (benefit)	13,525	1,151	(866)	13,810
Net income	31,439	1,622	(1,519)	31,542
Total assets	$7,881,277	116,262	40,457	8,037,996

	Community	Consumer
June 30, 2011 ($ in 000’s)	Banking	Finance	All other *	Consolidated
External interest income	$170,136	10,632	465	181,233
Intersegment interest income	1,536	—	(1,536)	—
Interest expense	45,203	1,536	775	47,514
Provision for loan losses	14,150	1,461	—	15,611
Noninterest income	28,537	1,025	26	29,588
Noninterest expense	95,433	6,042	393	101,868
Income tax expense (benefit)	13,261	1,088	(777)	13,572
Net income	32,162	1,530	(1,436)	32,256
Total assets	$7,944,536	115,428	27,381	8,087,345

* Eliminations consist of intercompany loans, interest income and interest expense.

(3)                                 Investment securities and impairment of investment securities

The following table shows the portfolio of investment securities available-for-sale at June 30, 2012 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$54	—	—	54

Debt issued by government sponsored enterprises:
Due in one year - five years	27,496	35	(24)	27,507
Due in five years - ten years	38,727	620	(1)	39,346
Due after ten years	8,486	—	(23)	8,463

Equity securities	12,398	5,964	(4)	18,358

Municipal securities:
Due in one year - five years	6,948	228	—	7,176
Due in five years - ten years	23,191	941	—	24,132
Due after ten years	112,287	5,759	(107)	117,939

Corporate debt issues:
Due after ten years	25,025	229	(5,597)	19,657

Residential mortgage-backed securities:
Fixed rate pass-through	102,252	7,368	—	109,620
Variable rate pass-through	120,805	6,374	(2)	127,177
Fixed rate non-agency CMOs	7,186	170	(345)	7,011
Fixed rate agency CMOs	131,500	3,174	—	134,674
Variable rate non-agency CMOs	934	—	(22)	912
Variable rate agency CMOs	256,759	2,033	(175)	258,617
Total residential mortgage-backed securities	619,436	19,119	(544)	638,011

Total marketable securities available-for-sale	$874,048	32,895	(6,300)	900,643

The following table shows the portfolio of investment securities available-for-sale at December 31, 2011 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$59	—	—	59

Debt issued by government sponsored enterprises:
Due in one year - five years	36,295	134	—	36,429
Due in five years - ten years	29,557	638	(61)	30,134
Due after ten years	9,665	—	(49)	9,616

Equity securities	12,080	644	(259)	12,465

Municipal securities:
Due in one year - five years	10,633	291	—	10,924
Due in five years - ten years	27,817	1,336	—	29,153
Due after ten years	124,041	5,350	(180)	129,211

Corporate debt issues:
Due in one year or less	500	—	—	500
Due after ten years	25,036	233	(4,635)	20,634

Residential mortgage-backed securities:
Fixed rate pass-through	110,364	8,201	(1)	118,564
Variable rate pass-through	135,103	6,679	(4)	141,778
Fixed rate non-agency CMOs	9,521	188	(735)	8,974
Fixed rate CMOs	112,670	3,466	—	116,136
Variable rate non-agency CMOs	1,104	—	(154)	950
Variable rate CMOs	240,963	1,991	(132)	242,822
Total residential mortgage-backed securities	609,725	20,525	(1,026)	629,224

Total marketable securities available-for-sale	$885,408	29,151	(6,210)	908,349

The following table shows the portfolio of investment securities held-to-maturity at June 30, 2012 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value

Municipal securities:
Due in five years - ten years	$3,678	157	—	3,835
Due after ten years	65,591	3,355	—	68,946

Residential mortgage-backed securities:
Fixed rate pass-through	20,040	1,066	—	21,106
Variable rate pass-through	7,782	22	—	7,804
Fixed rate agency CMOs	72,758	2,095	—	74,853
Variable rate agency CMOs	10,285	214	—	10,499
Total residential mortgage-backed securities	110,865	3,397	—	114,262

Total marketable securities held-to-maturity	$180,134	6,909	—	187,043

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2011 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value

Municipal securities:
Due in five years - ten years	$3,677	174	—	3,851
Due after ten years	71,015	3,615	—	74,630

Residential mortgage-backed securities:
Fixed rate pass-through	24,160	1,099	—	25,259
Variable rate pass-through	9,066	94	—	9,160
Fixed rate agency CMOs	108,881	2,761	—	111,642
Variable rate agency CMOs	14,590	280	—	14,870
Total residential mortgage-backed securities	156,697	4,234	—	160,931

Total marketable securities held-to-maturity	$231,389	8,023	—	239,412

We review our investment portfolio on a quarterly basis for indications of impairment.  This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the intent to hold the investments for a period of time sufficient to allow for a recovery in value.  Certain investments are evaluated using our best estimate of future cash flows. If the estimate of cash flows indicates that an adverse change has occurred, other-than-temporary impairment would be recognized for the amount of the unrealized loss that was deemed credit related.

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2012 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$34,976	(24)	8,462	(24)	43,438	(48)
Municipal securities	890	(26)	1,501	(81)	2,391	(107)
Corporate issues	1,802	(69)	13,898	(5,528)	15,700	(5,597)
Equity securities	—	—	15	(4)	15	(4)
Residential mortgage- backed securities - non-agency	—	—	4,681	(367)	4,681	(367)
Residential mortgage- backed securities - agency	64,061	(166)	14,171	(11)	78,232	(177)

Total temporarily impaired securities	$101,729	(285)	42,728	(6,015)	144,457	(6,300)

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

Corporate issues

As of June 30, 2012, we had six investments with a total book value of $19.4 million and total fair value of $13.9 million, where the book value exceeded the carrying value for more than 12 months.  These investments were two single issuer trust preferred investments and four pooled trust preferred investments.  The single issuer trust preferred investments were evaluated for other-than-temporary impairment by determining the strength of the underlying issuer.  In both cases, the underlying issuer was “well-capitalized” for regulatory purposes. Neither of the issuers have deferred interest payments or announced the intention to defer interest payments.  We believe the decline in fair value is related to the spread over three month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR is significantly lower than current market spreads on similar investments.  We concluded the impairment of these two investments was considered noncredit related and temporary.  In making that determination, we also considered the duration and the severity of the losses and whether we intend to hold these securities until the value is recovered, the securities are redeemed or maturity.  The pooled trust preferred investments were evaluated for other-than-temporary impairment by considering the duration and severity of the losses, actual cash flows, projected cash flows, performing collateral, the class of investment owned and the amount of additional defaults the structure could withstand prior to the investment experiencing a disruption in cash flows.  None of these investments experienced a cash flow disruption or are projecting a cash flow disruption.

We concluded, based on all facts evaluated, the impairment of these investments was considered noncredit related and temporary.  Management asserts that we do not have the intent to sell these investments and that it is more likely than not, we will not have to sell the investments before recovery of their cost basis.

The following table provides class, book value, fair value and ratings information for our portfolio of corporate securities that have an unrealized loss, both greater than and less than twelve months, at June 30, 2012 (in thousands):

		Total
		Book	Fair	Unrealized	Moody’s/ Fitch
Description	Class	value	value	losses	ratings
Bank Boston Capital Trust (1)	N/A	$988	693	(295)	Ba2/ BB
Huntington Capital Trust	N/A	1,426	1,028	(398)	Baa3/ BB
North Fork Capital Trust (2)	N/A	1,006	1,002	(4)	Baa3/ BB+
Ocean Shore Capital Trust	N/A	865	800	(65)	Not rated
I-PreTSL I	Mezzanine	1,500	442	(1,058)	Not rated/ CCC
I-PreTSL II	Mezzanine	1,500	604	(896)	Not rated/ B
PreTSL XIX	Senior A-1	8,613	6,622	(1,991)	Baa2/ BBB
PreTSL XX	Senior A-1	5,399	4,509	(890)	Ba2/ BB
		$21,297	15,700	(5,597)

(1) — Bank Boston was acquired by Bank of America.

(2) — North Fork was acquired by Capital One.

The following table provides collateral information on the entire pool for the trust preferred securities included in the previous table at June 30, 2012 (in thousands):

				Additional
				immediate
				defaults before
		Current		causing an
	Total	deferrals	Performing	interest
Description	collateral	and defaults	collateral	shortfall
I-PreTSL I	$188,500	32,500	156,000	94,338
I-PreTSL II	340,500	17,500	323,000	323,000
PreTSL XIX	649,881	179,150	470,731	149,500
PreTSL XX	552,238	174,500	377,738	99,000

Mortgage-backed securities

Mortgage-backed securities include agency (FNMA, FHLMC and GNMA) mortgage-backed securities and non-agency collateralized mortgage obligations (“CMOs”).  We review our portfolio of mortgage-backed securities quarterly for impairment.  As of June 30, 2012, we believe that the impairment within our portfolio of agency mortgage-backed securities is noncredit related and temporary.  As of June 30, 2012, we had seven non-agency CMOs with a total book value of $8.1 million and a total fair value of $7.9 million, including two non-agency CMOs with a book value of $5.0 million and a fair value of $4.7 million, where the book value exceeded the carrying value for more than 12 months.  During the six months ended June, 2012, we recognized other-than-temporary credit related impairment of $238,000 related to one of these investments.  After recognizing the other-than-temporary impairment, our book value on this investment was $4.1 million, with a fair value of $3.8 million.  We determined how much of the impairment was credit related and noncredit related by analyzing cash flow estimates, estimated prepayment speeds, loss severity and conditional default rates.  We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.  After this review, we determined that the remaining impairment on these securities was noncredit related and temporary.

The following table shows issuer specific information, book value, fair value, unrealized gain or loss and other-than-temporary impairment recorded in earnings for the portfolio of non-agency CMOs at June 30, 2012 (in thousands):

					Total
				Impairment	impairment
				recorded in	recorded in
	Book	Fair	Unrealized	current period	prior period
Description	value	value	gain/ (loss)	earnings	earnings
AMAC 2003-6 2A2	$282	291	9	—	—
AMAC 2003-6 2A8	584	603	19	—	—
BOAMS 2005-11 1A8	1,236	1,348	112	—	(146)
CWALT 2005-J14 A3	4,115	3,770	(345)	—	(914)
CFSB 2003-17 2A2	565	580	15	—	—
WAMU 2003-S2 A4	404	419	15	—	—
WFMBS 2003-B A2	934	912	(22)	—	—
	$8,120	7,923	(197)	—	(1,060)

Municipal Securities

At June 30, 2012, we had two investments in municipal securities with a total book value of $1.6 million and a total fair value of $1.5 million, where book value exceeded fair value for more than 12 months.  We initially evaluate municipal securities for other-than-temporary impairment by comparing the fair value, provided to us by two third party pricing sources using quoted prices for similar assets that are actively traded, to the carrying value.  When an investment’s fair value is below 80% of the carrying value we then look at the stated interest rate and compare the stated interest rate to current market interest rates to determine if the decline in fair value is considered to be attributable to interest rates.  If the interest rate approximates current interest rates for similar securities, we determine if the investment is rated and if so, if the rating has changed in the current period.  If the rating has not changed during the current period, we review publicly available information to determine if there has been any negative change in the underlying municipality.  At June 30, 2012, we have determined that all of the impairment in our municipal securities portfolio is noncredit related and temporary. The two investments in municipal securities discussed above were issued by two Pennsylvania municipalities.

The following table provides information for our portfolio of municipal securities that have unrealized losses for greater than 12 months at June 30, 2012 (in thousands):

		Total
		Book	Fair	Unrealized
Description	State	value	value	losses	Rating
Cambridge Area JT Revenue	PA	$595	581	(14)	Not rated
West Reading General Obligation	PA	987	920	(67)	BBB
		$1,582	1,501	(81)

Credit related other-than-temporary impairment on debt securities is recognized in earnings while noncredit related other-than-temporary impairment on debt securities, not expected to be sold, is recognized in other comprehensive income.

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the three months ended (in thousands):

	2012	2011
Beginning balance at April 1, (a)	$16,620	15,445
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	507
Ending balance at June 30,	$16,620	15,952

(a)   The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the six months ended (in thousands):

	2012	2011
Beginning balance at Janaury 1, (a)	$16,382	15,445
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	238	507
Ending balance at June 30,	$16,620	15,952

(a)   The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(4)                                 Loans receivable

We have defined our portfolio segments as Personal Banking loans and Business Banking loans.  Classes of Personal Banking loans are residential mortgage loans, home equity loans and other consumer loans.  Classes of Business Banking loans are commercial real estate loans and commercial loans. The following table shows a summary of our loans receivable at June 30, 2012 and December 31, 2011 (in thousands):

	June 30,	December 31,
	2012	2011
Personal Banking:
Residential mortgage loans	$2,452,633	2,414,992
Home equity loans	1,102,936	1,084,786
Other consumer loans	240,992	245,689
Total Personal Banking	3,796,561	3,745,467

Business Banking:
Commercial real estate	1,536,978	1,481,127
Commercial loans	422,231	408,462
Total Business Banking	1,959,209	1,889,589
Total loans receivable, gross	5,755,770	5,635,056

Deferred loan fees	(2,161)	(4,752)
Allowance for loan losses	(70,110)	(71,138)
Undisbursed loan proceeds:
Residential mortgage loans	(18,916)	(12,874)
Commercial real estate	(42,197)	(45,360)
Commercial loans	(22,761)	(20,551)
Total loans receivable, net	$5,599,625	5,480,381

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivab

	Balance March 31, 2012	Current period provision	Charge-offs	Recoveries	Balance June 30, 2012
Personal Banking:
Residential mortgage loans	$7,864	1,250	(1,219)	102	7,997
Home equity loans	7,947	1,240	(589)	36	8,634
Other consumer loans	4,589	1,339	(1,504)	241	4,665
Total Personal Banking	20,400	3,829	(3,312)	379	21,296

Business Banking:
Commercial real estate loans	35,291	1,774	(2,959)	675	34,781
Commercial loans	12,720	(712)	(2,719)	142	9,431
Total Business Banking	48,011	1,062	(5,678)	817	44,212

Unallocated	4,530	72	—	—	4,602

Total	$72,941	4,963	(8,990)	1,196	70,110

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended June 30, 2011 (in thousands):

	Balance March 31, 2011	Current period provision	Charge-offs	Recoveries	Balance June 30, 2011
Personal Banking:
Residential mortgage loans	$8,006	1,197	(829)	89	8,463
Home equity loans	6,840	1,718	(893)	34	7,699
Other consumer loans	5,556	557	(1,277)	308	5,144
Total Personal Banking	20,402	3,472	(2,999)	431	21,306

Business Banking:
Commercial real estate loans	34,040	(374)	(2,269)	293	31,690
Commercial loans	17,710	5,071	(4,874)	56	17,963
Total Business Banking	51,750	4,697	(7,143)	349	49,653

Unallocated	4,298	198	—	—	4,496

Total	$76,450	8,367	(10,142)	780	75,455

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2012 (in thousands):

	Balance December 31, 2011	Current period provision	Charge-offs	Recoveries	Balance June 30, 2012
Personal Banking:
Residential mortgage loans	$8,482	1,577	(2,262)	200	7,997
Home equity loans	8,687	1,368	(1,481)	60	8,634
Other consumer loans	5,325	1,546	(2,791)	585	4,665
Total Personal Banking	22,494	4,491	(6,534)	845	21,296

Business Banking:
Commercial real estate loans	32,148	6,093	(4,432)	972	34,781
Commercial loans	12,080	480	(3,368)	239	9,431
Total Business Banking	44,228	6,573	(7,800)	1,211	44,212

Unallocated	4,416	186	—	—	4,602

Total	$71,138	11,250	(14,334)	2,056	70,110

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2011 (in thousands):

	Balance December 31, 2010	Current period provision	Charge-offs	Recoveries	Balance June 30, 2011
Personal Banking:
Residential mortgage loans	$6,854	3,483	(2,034)	160	8,463
Home equity loans	7,675	3,121	(3,148)	51	7,699
Other consumer loans	5,810	1,138	(2,509)	705	5,144
Total Personal Banking	20,339	7,742	(7,691)	916	21,306

Business Banking:
Commercial real estate loans	35,832	(96)	(4,545)	499	31,690
Commercial loans	15,770	7,940	(5,915)	168	17,963
Total Business Banking	51,602	7,844	(10,460)	667	49,653

Unallocated	4,471	25	—	—	4,496

Total	$76,412	15,611	(18,151)	1,583	75,455

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at June 30, 2012 (in thousands):

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual	Recorded investment in loans past due 90 days or more and still accruing	TDRs
Personal Banking:
Residential mortgage loans	$2,431,556	7,997	25,336	11	806
Home equity loans	1,102,936	8,634	9,770	318	—
Other consumer loans	240,992	4,665	1,580	540	—
Total Personal Banking	3,775,484	21,296	36,686	869	806

Business Banking:
Commercial real estate loans	1,494,781	34,781	55,559	—	40,268
Commercial loans	399,470	9,431	25,009	95	37,397
Total Business Banking	1,894,251	44,212	80,568	95	77,665

Total	$5,669,735	65,508	117,254	964	78,471

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2011 (in thousands):

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual	Recorded investment in loans past due 90 days or more and still accruing	TDRs
Personal Banking:
Residential mortgage loans	$2,397,366	8,482	28,221	12	806
Home equity loans	1,084,786	8,687	9,560	221	—
Other consumer loans	245,689	5,325	2,667	277	—
Total Personal Banking	3,727,841	22,494	40,448	510	806

Business Banking:
Commercial real estate loans	1,435,767	32,148	62,494	—	38,216
Commercial loans	387,911	12,080	28,163	—	30,407
Total Business Banking	1,823,678	44,228	90,657	—	68,623

Total	$5,551,519	66,722	131,105	510	69,429

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the six months ended June 30, 2012 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$25,336	—	—	—	25,336	27,582	325
Home equity loans	9,770	—	—	—	9,770	9,598	139
Other consumer loans	1,580	—	—	—	1,580	2,036	18
Total Personal Banking	36,686	—	—	—	36,686	39,216	482

Business Banking:
Commercial real estate loans	33,956	21,603	33,855	11,235	100,649	102,902	1,833
Commercial loans	14,008	11,001	18,786	12,678	56,473	57,668	902
Total Business Banking	47,964	32,604	52,641	23,913	157,122	160,570	2,735

Total	$84,650	32,604	52,641	23,913	193,808	199,786	3,217

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2011 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$28,221	—	—	361	28,582	30,731	538
Home equity loans	9,560	—	—	—	9,560	9,574	182
Other consumer loans	2,667	—	—	—	2,667	2,340	34
Total Personal Banking	40,448	—	—	361	40,809	42,645	754

Business Banking:
Commercial real estate loans	44,603	17,891	15,467	16,097	94,058	101,731	3,640
Commercial loans	10,785	17,378	7,337	8,991	44,491	59,897	1,642
Total Business Banking	55,388	35,269	22,804	25,088	138,549	161,628	5,282

Total	$95,836	35,269	22,804	25,449	179,358	204,273	6,036

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at June 30, 2012 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,431,556	—	—	—	—
Home equity loans	1,102,936	—	—	—	—
Other consumer loans	240,992	—	—	—	—
Total Personal Banking	3,775,484	—	—	—	—

Business Banking:
Commercial real estate loans	1,443,797	50,984	29,121	5,331	21,863
Commercial loans	364,427	35,043	4,723	1,251	30,320
Total Business Banking	1,808,224	86,027	33,844	6,582	52,183

Total	$5,583,708	86,027	33,844	6,582	52,183

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at December 31, 2011 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,397,366	—	—	—	—
Home equity loans	1,084,786	—	—	—	—
Other consumer loans	245,689	—	—	—	—
Total Personal Banking	3,727,841	—	—	—	—

Business Banking:
Commercial real estate loans	1,395,634	40,133	15,576	3,025	24,557
Commercial loans	361,033	26,878	5,897	1,519	20,981
Total Business Banking	1,756,667	67,011	21,473	4,544	45,538

Total	$5,484,508	67,011	21,473	4,544	45,538

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

During the quarter ended June 30, 2012, one commercial real estate loan TDR with a balance of $272,000 was charged off and two commercial loan TDRs with combined balances of $574,000 were paid off.  During the six months ended June 30, 2012, two commercial real estate loan TDRs with combined balances of $554,000 were charged off and three commercial loan TDRs with combined balances of $787,000 were paid off.

The following table provides information related to troubled debt restructurings by portfolio segment and by class of financing receivable for the periods indicated (dollars in thousands):

	For the quarter ended June 30, 2012				For the six months ended June 30, 2012
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	$—	—	—
Home equity loans	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—	—	—

Business Banking:
Commercial real estate loans	7	2,887	2,881	250	10	4,155	3,745	276
Commercial loans	11	17,752	17,377	391	13	19,015	18,485	441
Total Business Banking	18	20,639	20,258	641	23	23,170	22,230	717

Total	18	$20,639	20,258	641	23	$23,170	22,230	717

Troubled debt restructurings that subsequently defaulted:
Personal Banking:
Residential mortgage loans	—	$—	—	—	1	$449	361	—
Home equity loans	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	1	449	361	—

Business Banking:
Commercial real estate loans	2	686	576	58	3	1,261	1,091	58
Commercial loans	—	—	—	—	—	—	—	—
Total Business Banking	2	686	576	58	3	1,261	1,091	58

Total	2	$686	576	58	4	$1,710	1,452	58

The following table provides information related to troubled debt restructurings by portfolio segment and by class of financing receivable for the periods indicated (dollars in thousands):

	For the quarter ended June 30, 2011				For the six months ended June 30, 2011
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	—	$—	—	—	1	$449	362	1
Home equity loans	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	1	449	362	1

Business Banking:
Commercial real estate loans	5	1,716	1,707	171	8	3,474	3,322	288
Commercial loans	12	5,628	5,641	74	17	18,562	10,193	828
Total Business Banking	17	7,344	7,348	245	25	22,036	13,515	1,116

Total	17	$7,344	7,348	245	26	$22,485	13,877	1,117

Troubled debt restructurings that subsequently defaulted:
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	$—	—	—
Home equity loans	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—	—	—

Business Banking:
Commercial real estate loans	3	1,001	674	85	3	1,001	674	85
Commercial loans	—	—	—	—	1	9,303	8,868	887
Total Business Banking	3	1,001	674	85	4	10,304	9,542	972

Total	3	$1,001	674	85	4	$10,304	9,542	972

The following table provides information related to loan delinquencies at June 30, 2012 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$4,470	6,932	25,336	36,738	2,394,818	2,431,556
Home equity loans	5,842	2,824	9,770	18,436	1,084,500	1,102,936
Other consumer loans	3,513	1,273	1,580	6,366	234,626	240,992
Total Personal Banking	13,825	11,029	36,686	61,540	3,713,944	3,775,484

Business Banking:
Commercial real estate loans	8,149	3,081	33,956	45,186	1,449,595	1,494,781
Commercial loans	1,839	980	14,008	16,827	382,643	399,470
Total Business Banking	9,988	4,061	47,964	62,013	1,832,238	1,894,251

Total	$23,813	15,090	84,650	123,553	5,546,182	5,669,735

The following table provides information related to loan delinquencies at December 31, 2011 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$33,671	8,629	28,221	70,521	2,326,845	2,397,366
Home equity loans	7,426	1,953	9,560	18,939	1,065,847	1,084,786
Other consumer loans	4,854	1,787	2,667	9,308	236,381	245,689
Total Personal Banking	45,951	12,369	40,448	98,768	3,629,073	3,727,841

Business Banking:
Commercial real estate loans	10,680	3,122	44,603	58,405	1,377,362	1,435,767
Commercial loans	2,027	4,958	10,785	17,770	370,141	387,911
Total Business Banking	12,707	8,080	55,388	76,175	1,747,503	1,823,678

Total	$58,658	20,449	95,836	174,943	5,376,576	5,551,519

Credit quality indicators: The primary indicator of credit quality for Personal Banking loans is delinquency status and the primary indicators of credit quality for Business Banking loans are delinquency status and our internal loan risk rating.  We categorize Business Banking loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  We analyze Business Banking loans individually by classifying the loans by credit risk.  Loans designated as special mention or classified substandard are reviewed quarterly for further deterioration or improvement to determine if the loan is appropriately classified.  We use the following definitions for risk ratings other than pass:

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

The following table sets forth information about credit quality indicators, which were updated during the quarter ended June 30, 2012 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$2,411,750	—	18,477	22	1,307	2,431,556
Home equity loans	1,093,023	—	9,913	—	—	1,102,936
Other consumer loans	240,174	—	818	—	—	240,992
Total Personal Banking	3,744,947	—	29,208	22	1,307	3,775,484

Business Banking:
Commercial real estate loans	1,278,665	64,985	149,363	1,768	—	1,494,781
Commercial loans	313,741	14,685	70,540	504	—	399,470
Total Business Banking	1,592,406	79,670	219,903	2,272	—	1,894,251

Total	$5,337,353	79,670	249,111	2,294	1,307	5,669,735

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2011 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$2,373,275	—	22,843	11	1,237	2,397,366
Home equity loans	1,074,512	—	10,274	—	—	1,084,786
Other consumer loans	244,491	—	1,198	—	—	245,689
Total Personal Banking	3,692,278	—	34,315	11	1,237	3,727,841

Business Banking:
Commercial real estate loans	1,211,583	75,981	144,947	3,256	—	1,435,767
Commercial loans	298,597	23,887	62,753	2,674	—	387,911
Total Business Banking	1,510,180	99,868	207,700	5,930	—	1,823,678

Total	$5,202,458	99,868	242,015	5,941	1,237	5,551,519

(5)                                 Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	June 30,	December 31,
	2012	2011
Amortizable intangible assets:
Core deposit intangibles — gross	$30,578	30,578
Acquisitions	—	—
Less: accumulated amortization	(29,932)	(29,549)
Core deposit intangibles — net	646	1,029
Customer and Contract intangible assets — gross	3,779	3,779
Less: accumulated amortization	(2,876)	(2,685)
Customer and Contract intangible assets — net	$903	1,094

The following table shows the actual aggregate amortization expense for the three and six months ended June 30, 2012 and 2011, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the three months ended June 30, 2012	$279
For the three months ended June 30, 2011	479
For the six months ended June 30, 2012	574
For the six months ended June 30, 2011	970
For the year ending December 31, 2012	1,013
For the year ending December 31, 2013	605
For the year ending December 31, 2014	296
For the year ending December 31, 2015	140
For the year ending December 31, 2016	69
For the year ending December 31, 2017	—

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2010	$170,269	1,613	171,882
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Balance at December 31, 2011	170,269	1,613	171,882
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Balance at June 30, 2012	$170,269	1,613	171,882

We performed our annual goodwill impairment test as of June 30, 2012 and concluded that goodwill was not impaired.

(6)          Guarantees

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures.  Collateral may be obtained based on management’s credit assessment of the customer.  At June 30, 2012, the maximum potential amount of future payments we could be required to make under these standby letters of credit was $65.7 million, of which $64.6 million is fully collateralized.  At June 30, 2012, we had a liability, which represents deferred income, of $864,000 related to the standby letters of credit.  There are no recourse provisions that would enable us to recover any amounts from third parties.

(7)         Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options to purchase 3,211,267 shares of common stock with a weighted average exercise price of $12.28 per share were outstanding during the quarter and six months ended June 30, 2012 but were not included in the computation of diluted earnings per share for these periods because the options’ exercise price was greater than the average market price of the common shares of $11.91 and $12.27, respectively.  Stock options to purchase 2,636,398 shares of common stock with a weighted average exercise price of $12.32 per share were outstanding during the quarter and six months ended June 30, 2011 but were not included in the computation of diluted earnings per share for these periods because the options’ exercise price was greater than the average market price of the common shares of $12.28 and $12.19, respectively.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Quarter ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Reported net income	$16,361	15,003	31,542	32,256

Weighted average common shares outstanding	94,294,956	102,216,892	94,205,239	104,381,955
Dilutive potential shares due to effect of stock options	205,921	319,310	377,866	502,168
Total weighted average common shares and dilutive potential shares	94,500,877	102,536,202	94,583,105	104,884,123

Basic earnings per share:	$0.17	0.15	0.33	0.31

Diluted earnings per share:	$0.17	0.15	0.33	0.31

(8)           Pension and Other Post-retirement Benefits (in thousands):

Components of net periodic benefit cost

	Quarter ended June 30,
	Pension benefits		Other post-retirement benefits
	2012	2011	2012	2011
Service cost	$1,857	1,428	—	—
Interest cost	1,433	1,363	16	22
Expected return on plan assets	(1,948)	(1,502)	—	—
Amortization of prior service cost	(40)	(40)	—	—
Amortization of the net loss	690	169	13	13
Net periodic benefit cost	$1,992	1,418	29	35

Components of net periodic benefit cost

	Six months ended June 30,
	Pension benefits		Other post-retirement benefits
	2012	2011	2012	2011
Service cost	$3,715	2,856	—	—
Interest cost	2,865	2,726	33	43
Expected return on plan assets	(3,896)	(3,004)	—	—
Amortization of prior service cost	(80)	(80)	—	—
Amortization of the net loss	1,380	338	25	26
Net periodic benefit cost	$3,984	2,836	58	69

We made no contribution to our pension or other post-retirement benefit plans during the six months ended June 30, 2012.  Once determined, we anticipate making a tax-deductible contribution to our defined benefit pension plan for the year ending December 31, 2012.

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

Loans Receivable

Loans with comparable characteristics including collateral and re-pricing structures are segregated for valuation purposes. Each loan pool is separately valued utilizing a discounted cash flow analysis. Projected monthly cash flows are discounted to present value using a market rate for comparable loans, which is not considered an exit price. Characteristics of comparable loans include remaining term, coupon interest, and estimated prepayment speeds. Delinquent loans are separately evaluated given the impact delinquency has on the projected future cash flow of the loan and the approximate discount or market rate.

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

Borrowed Funds

Fixed rate advances are valued by comparing their contractual cost to the prevailing market cost.  The carrying amount of repurchase agreements approximates fair value.

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At June 30, 2012 and December 31, 2011, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of financial instruments included in the consolidated statement of financial condition at June 30, 2012 and December 31, 2011:

	June 30, 2012					December 31, 2011
	Carrying	Estimated				Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3	amount	fair value
Financial assets:
Cash and cash equivalents	$721,868	721,868	721,868	—	—	688,297	688,297
Securities available-for-sale	900,643	900,643	18,358	873,989	8,296	908,349	908,349
Securities held-to-maturity	180,134	187,043	—	187,043	—	231,389	239,412
Loans receivable, net	5,599,625	5,961,539	12,800	—	5,948,739	5,480,381	5,839,674
Accrued interest receivable	23,871	23,871	23,871	—	—	24,599	24,599
FHLB Stock	46,834	46,834	—	—	—	48,935	48,935
Total financial assets	$7,472,975	7,841,798	776,897	1,061,032	5,957,035	7,381,950	7,749,266

Financial liabilities:
Savings and checking accounts	$3,772,504	3,772,504	3,772,504	—	—	3,495,508	3,495,508
Time deposits	2,033,366	2,078,991	—	—	2,078,991	2,284,817	2,329,451
Borrowed funds	853,114	914,136	157,562	—	756,574	827,925	899,547
Junior subordinated debentures	103,094	116,899	—	—	116,899	103,094	116,725
Cash flow hedges - swaps	13,776	13,776	—	13,776	—	13,637	13,637
Accrued interest payable	1,242	1,242	1,242	—	—	1,104	1,104
Total financial liabilities	$6,777,096	6,897,548	3,931,308	13,776	2,952,464	6,726,085	6,855,972

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both June 30, 2012 and December 31, 2011.  There were no transfers of financial instruments between Level 1 and Level 2 during the six months ended June 30, 2012.

The following table represents assets measured at fair value on a recurring basis at June 30, 2012 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$18,358	—	—	18,358

Debt securities:
U.S. government and agencies	—	54	—	54
Government sponsored enterprises	—	75,316	—	75,316
States and political subdivisions	—	149,247	—	149,247
Corporate	—	11,361	8,296	19,657
Total debt securities	—	235,978	8,296	244,274

Residential mortgage-backed securities:
GNMA	—	45,145	—	45,145
FNMA	—	126,606	—	126,606
FHLMC	—	64,336	—	64,336
Non-agency	—	710	—	710
Collateralized mortgage obligations:
GNMA	—	24,619	—	24,619
FNMA	—	126,918	—	126,918
FHLMC	—	224,519	—	224,519
SBA	—	17,235	—	17,235
Non-agency	—	7,923	—	7,923
Total mortgage-backed securities	—	638,011	—	638,011

Interest rate swaps	—	(13,776)	—	(13,776)

Total assets	$18,358	860,213	8,296	886,867

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

The table below presents a reconciliation of debt securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Quarter ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Beginning balance	$8,290	9,311	9,657	9,209

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	—	—	—
Included in other comprehensive income	6	(271)	(1,361)	(169)

Purchases	—	—	—	—
Sales	—	—	—	—
Transfers in to Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance	$8,296	9,040	8,296	9,040

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment, mortgage servicing rights and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at June 30, 2012 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans measured for impairment	$—	—	27,262	27,262

Mortgage servicing rights	—	—	686	686

Real estate owned	—	—	30,470	30,470

Total assets	$—	—	58,418	58,418

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2012 (dollar amounts in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Debt securities	$8,296	Discounted cash	Discount margin	0.4% to 2.1% (0.7)%
		flow	Default rates	2.00%
			Prepayment speeds	1.00% annually

Mortgage servicing rights	3,418	Discounted cash	Annual service cost	$63 to $91 $(69)
		flow	Prepayment rates	16.7% to 22.2% (21.9%)
			Expected life in months	38.4 to 78.2 (47.0)
			Option adjusted spread	700 basis points
			Forward yield curve	0.2% to 1.8% (1.0)%

Loans measured for impairment	27,262	Appraisal	N/A	N/A
		value (1)

Real estate owned	30,470	Appraisal	N/A	N/A
		value (1)

(1)  Fair value is generally determined through independent appraisals of the underlying collateral, which may include level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

The significant unobservable inputs used in the fair value measurement of our debt securities are discount margins, default rates and prepayment speeds.  Significant increases in any of those rates would result in a significantly lower fair value measurement.

(10)                    Mortgage Loan Servicing

Mortgage servicing assets are recognized as separate assets when servicing rights are created through loan originations and the underlying loan is sold.  Upon sale, the mortgage servicing right (“MSR”) is established, which represents the then-fair value of future net cash flows expected to be realized for performing the servicing activities.  The fair value of the MSRs are estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions.  In determining the fair value of the MSRs, stochastic modeling is performed using variables such as the forward yield curve, prepayment rates, annual service cost, average life expectancy and option adjusted spreads.  MSRs are amortized against mortgage banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.

Capitalized MSRs are evaluated quarterly for impairment based on the estimated fair value of those rights.  The MSRs are stratified by certain risk characteristics, primarily loan term and note rate.  If impairment exists within a risk stratification tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the fair value.  If it is later determined all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced or eliminated.  We do not hedge against realized or potential future impairment losses on our MSRs. At June 30, 2012, we recorded a valuation allowance of $84,000 which we believe to be temporary.

The following table shows changes in MSRs at and for the quarter ended June 30, 2012 (in thousands):

			Net
			carrying
	Servicing	Valuation	value and
	rights	allowance	fair value

Balance at March 31, 2012	$3,434	—	3,434
Additions/ (reductions)	842	(84)	758
Amortization	(773)	—	(773)
Balance at June 30, 2012	$3,503	(84)	3,419

The following table shows changes in MSRs at and for the six months ended June 30, 2012 (in thousands):

			Net
			carrying
	Servicing	Valuation	value and
	rights	allowance	fair value

Balance at December 31, 2011	$3,655	—	3,655
Additions/ (reductions)	1,342	(84)	1,258
Amortization	(1,494)	—	(1,494)
Balance at June 30, 2012	$3,503	(84)	3,419

The following table shows changes in MSRs at and for the quarter ended June 30, 2011 (in thousands):

			Net
			carrying
	Servicing	Valuation	value and
	rights	allowance	fair value

Balance at March 31, 2011	$5,332	—	5,332
Additions/ (reductions)	349	—	349
Amortization	(839)	—	(839)
Balance at June 30, 2011	$4,842	—	4,842

The following table shows changes in MSRs at and for the six months ended June 30, 2011 (in thousands):

			Net
			carrying
	Servicing	Valuation	value and
	rights	allowance	fair value

Balance at December 31, 2010	$5,969	—	5,969
Additions/ (reductions)	635	—	635
Amortization	(1,762)	—	(1,762)
Balance at June 30, 2011	$4,842	—	4,842

The following table presents additional information about the inputs used to determine the fair value of our MSRs at the periods indicated:

	6/30/2012 *	6/30/2011 **
	(Weighted average)

Forward yield curve (5 year LIBOR swap)	1.0%	1.9%
Prepayment rates	21.9%	17.0%
Annual service cost	$69	$64
Average life expectancy (months)	47	59
Option adjusted spread (basis points)	700	—
Discount rate	—	10.5%

* Stochastic modeling

** Static modeling

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

Northwest Bancorp Capital Trust III (Trust III) issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 5, 2006 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 30, 2035.  These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.38%.  Northwest Bancorp Statutory Trust IV (Trust IV) issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 15, 2006 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 15, 2035.  These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.38%.  The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company.  The structure of these debentures mirrors the structure of the trust-preferred securities.  Trust III holds $51,547,000 of the Company’s junior subordinated debentures and Trust IV holds $51,547,000 of the Company’s junior subordinated debentures.  These subordinated debentures are the sole assets of the Trusts.  Cash distri-butions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts.  We have the right to defer payment of interest on the subordinated debentures at any time, or from time-to-time, for periods not exceeding five years.  If interest payments on the subordinated debentures are deferred, the distributions on the trust preferred securities are also deferred.  Interest on the subordinated debentures and distributions on the trust securities is cumulative.  Our obligation constitutes a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the trust under the preferred securities.

We entered into four interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV.  The first two swaps modify the re-pricing characteristics of Trust III, wherein (i) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.20% to the same counterparty calculated on a notional amount of $25.0 million and (ii) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The terms of these two swaps are five years and ten years, which expire September 2013 and September 2018, respectively.  The second two swaps modify the re-pricing characteristics of Trust IV, wherein (i) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and (ii) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The terms of these two swaps are seven years and ten years, which expire September 2015 and September 2018, respectively.  The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contracts is not significant.  At June 30, 2012, $13.8 million was pledged as collateral to the counterparty.

At June 30, 2012, the fair value of the swap agreements was $(13.8) million and was the amount we would have expected to pay if the contracts were terminated.  There was no material hedge ineffectiveness for these swaps.

The following table shows liability derivatives, included in other liabilities, at June 30, 2012 and December 31, 2011 (in thousands):

	June 30,	December 31,
	2012	2011
Fair value	$13,776	13,637
Notional amount	100,000	100,000
Collateral posted	13,776	13,637

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

•                  The impact of the uncertain economic environment on our loan portfolio (including cash flow and collateral values), investment portfolio, customers, demand for credit and capital market activities;

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

We also have an unallocated allowance which is based on our judgment regarding economic conditions, collateral values, specific loans and industry conditions as well as results of bank regulatory and internal credit exams.

The allocation of the allowance for loan losses is inherently judgmental, and the entire allowance for loan losses is available to absorb loan losses regardless of the nature of the loss.

We have not made any significant changes to our methodology for the calculation of the allowance for loan losses during the current year.

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

Valuation of Investment Securities.  Unrealized gains or losses, net of deferred taxes, on available for sale securities are reported as a separate component of shareholders’ equity and on the statement of comprehensive income.  In general, fair value is based upon quoted market prices of identical assets, when available.  If quoted market prices are not available, fair value is based upon valuation models that use cash flow, security structure and other observable information.  Where sufficient data is not available to produce a fair valuation of a specific security, fair value is based on broker quotes for similar assets.  Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value.  Adjustments may include unobservable parameters, among other things.  Semi-annually (as of June 30 and December 31) we receive quoted market prices from a second independent pricing service.

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

Goodwill.  Goodwill is not subject to amortization but must be evaluated for impairment at least annually and possibly more frequently if certain events or changes in circumstances arise that could negatively affect its value.  Under a quantitative approach, impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill.  Reporting units are identified based upon analyzing each of our individual operating segments.  A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews.  Determining the fair value of a reporting unit requires a high degree of subjective management judgment.  We have established June 30th of each year as the date for conducting the annual goodwill impairment assessment.  As of June 30, 2012, through the assistance of an external third party, we performed an impairment test on goodwill.  We valued each reporting unit by using a weighted average of four valuation methodologies; comparable transaction approach, control premium approach, public market peers approach and discounted cash flow approach.  Declines in fair value could result in impairment being identified.  At June 30, 2012, we did not identify any individual reporting unit where the fair value was less than the carrying value.  Future changes in the economic environment or the operations of the operating units could cause changes to the variables used, which could give rise to declines in the estimated fair value of the reporting units.

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

Executive Summary and Comparison of Financial Condition

Total assets at June 30, 2012 were $8.038 billion, an increase of $80.3 million, or 1.0%, from $7.958 billion at December 31, 2011.  This increase in assets was due to an increase in loans receivable of $118.2 million, which was partially offset by decreases in total cash, interest-earning deposits and marketable securities of $25.4 million and other assets of $18.8 million. The net increase in total assets primarily resulted from a net increase in funding sources as deposits and borrowed funds increased by $25.5 million and $25.2 million, respectively.

Loans receivable increased by $118.2 million, or 2.1%, to $5.670 billion at June 30, 2012, from $5.552 billion at December 31, 2011.  Loan demand was strong during the six months ended June 30, 2012, with originations of $1.137 billion.  Due to our continued efforts to expand business banking relationships, our business banking loan portfolio increased by $70.6 million, or 3.9%, to $1.894 billion at June 30, 2012 from $1.824 billion at December 31, 2011. Both commercial real estate loans and commercial loans increased during the first six months of the year by $59.0 million, or 4.1%, and $11.6 million, or 3.0%, respectively.  Our personal banking loan portfolio increased by $47.6 million, or 1.3%, to $3.775 billion at June 30, 2012 from $3.728 billion at December 31, 2011.  With consumers taking advantage of historically low interest rates on loans secured by residential properties, mortgage loans increased by $34.2 million, or 1.4%, and home equity loans increased by $18.2 million, or 1.7%.  These increases were partially offset by a decrease in consumer loans of $4.7 million, or 1.9%.

Deposit balances increased across all product types with the exception of time deposits. Total deposits increased by $25.5 million, or 0.4%, to $5.806 billion at June 30, 2012 from $5.780 billion at December 31, 2011.  Noninterest-bearing demand deposits increased by $73.6 million, or 11.2%, to $732.2 million at June 30, 2012 from $658.6 million at December 31, 2011. Interest-bearing demand deposits increased by $44.5 million, or 5.6%, to $845.2 million at June 30, 2012 from $800.7 million at December 31,

2011. Savings deposits, including insured money fund accounts, increased by $158.8 million, or 7.8%, to $2.195 billion at June 30, 2012 from $2.036 billion at December 31, 2011. Time deposits decreased by $251.5 million, or 11.0%, to $2.033 billion at June 30, 2012 from $2.285 billion at December 31, 2011.  This continued movement of funds from time deposits to more liquid types of deposit accounts appears to reflect depositors’ concerns regarding potentially higher interest rates.

Borrowed funds increased by $25.2 million, or 3.0%, to $853.1 million at June 30, 2012, from $827.9 million at December 31, 2011 due to an increase in corporate sweep repurchase agreements. None of our FHLB advances matured during the quarter and the next scheduled maturity is in 2015.

Total shareholders’ equity at June 30, 2012 was $1.169 billion, or $11.94 per share, an increase of $14.2 million, or 1.2%, from $1.155 billion, or $11.85 per share, at December 31, 2011.  This increase was primarily attributable to net income of $31.5 million and other comprehensive income of $2.1 million, which was partially offset by cash dividends paid of $22.9 million.

Financial institutions and their holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on a company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments made by the regulators about components, risk-weighting and other factors.

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

At June 30, 2012

			Minimum capital		Well capitalized
	Actual		requirements *		requirements *
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,172,004	23.11%	—	—	—	—
Northwest Savings Bank	1,019,404	20.20%	403,662	8.00%	504,577	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,105,846	21.81%	—	—	—	—
Northwest Savings Bank	955,994	18.95%	201,831	4.00%	302,746	6.00%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,105,846	14.15%	—	—	—	—
Northwest Savings Bank	955,994	12.29%	311,175	4.00%	388,969	5.00%

At December 31, 2011

			Minimum capital		Well capitalized
	Actual		requirements *		requirements *
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,155,490	23.14%	—	—	—	—
Northwest Savings Bank	982,156	19.78%	397,302	8.00%	496,627	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,092,787	21.88%	—	—	—	—
Northwest Savings Bank	919,807	18.52%	198,651	4.00%	297,976	6.00%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,092,787	13.98%	—	—	—	—
Northwest Savings Bank	919,807	11.81%	311,431	4.00%	389,288	5.00%

* Currently the Federal Reserve does not have capital requirements established for Savings and Loan holding companies.

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations.  Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at June 30, 2012 was 18.4%.  We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments.  As of June 30, 2012 Northwest had $1.919 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, as well as $188.5 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

We paid $11.4 million in cash dividends during each of the quarters ended June 30, 2012 and 2011, respectively, and $22.9 million and $22.1 million during the six months ended June 30, 2012 and 2011, respectively.  Dividends paid for the quarter ended June 30, 2012 remained unchanged compared to June 30, 2011 due to an increase in dividends per share of $0.01, offset by the repurchase and retirement of shares of common stock during 2011. The increase during the six month period is the result of an increase of $0.03 per share in the dividends paid.  The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 70.6% and 73.3% on dividends of $0.12 and $0.11 for the quarters ended June 30, 2012 and 2011, respectively.  The common stock dividend payout ratio for the six-month periods ended June 30, 2012 and 2011 was 72.7% and 67.7%, respectively, on dividends of $0.24 and $0.21 per share, respectively.  The Board of Directors declared a cash dividend of $0.12 per share payable on August 16, 2012 to shareholders of record as of August 2, 2012.  This represents the 71th consecutive quarter we have paid a cash dividend.

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

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Personal Banking:
Residential mortgage loans	$25,336	28,221
Home equity loans	9,770	9,560
Other consumer loans	1,580	2,667
Total Personal Banking	36,686	40,448
Business Banking:
Commercial real estate loans	55,559	62,494
Commercial loans	25,009	28,163
Total Business Banking	80,568	90,657
Total nonaccrual loans	117,254	131,105
Total nonaccrual loans as a percentage of total loans	2.07%	2.36%
Total real estate acquired through foreclosure and other real estate owned (“REO”)	30,470	26,887
Total nonperforming assets	$147,724	157,992
Total nonperforming assets as a percentage of total assets	1.84%	1.99%

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment.  Impaired loans at June 30, 2012 and December 31, 2011 were $193.8 million and $179.4 million, respectively.

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

On an ongoing basis, the Credit Administration department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans.  This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis.  In addition, a meeting is held every quarter with each region to monitor the performance and status of loans on an internal watch list.  On an on-going basis the loan officer in conjunction with a portfolio manager grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated.  This rating is also reviewed independently by our Loan Review department on a periodic basis.  Our loan grading system for problem loans is consistent with industry regulatory guidelines which classify loans as “substandard”, “doubtful” or “loss.”  Loans that do not expose us to risk sufficient to warrant classification in one of the subsequent categories, but which possess some weaknesses, are designated as “special mention”.  A “substandard” loan is any loan that is more than 90 days contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable.  Loans classified as “loss” are considered uncollectible so that their continuance as assets without the establishment of a specific loss allowance is not warranted.

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

The individual impairment measures along with the estimated loss for each homogeneous pool are consolidated into one summary document.  This summary schedule along with the supporting documentation used to establish this schedule is presented to the Credit Committee on a quarterly basis.  The Credit Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, lending products, activity, competition and collateral values, as well as economic conditions in general and in each of our market areas.  Based on this review and discussion the appropriate amount of ALL is estimated and any adjustments to reconcile the actual ALL with this estimate are determined.  In addition, the Credit Committee considers if any changes to the methodology are needed.  The Credit Committee also reviews and discusses delinquency trends, nonperforming asset amounts and ALL levels and ratios compared to our peer group as well as state and national statistics.  Similarly, following the Credit Committee’s review and approval, a review is performed by the Risk Management Committee of the Board of Directors on a quarterly basis.

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

We utilize a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses.  As part of the analysis as of June 30, 2012, we considered the economic conditions in our markets, such as the unemployment and bankruptcy levels as well as changes in real estate collateral values.  In addition, we considered the overall trends in asset quality, specific reserves already established for criticized loans, historical loss rates and collateral valuations.  As a result of this analysis, the allowance for loan losses decreased $1.0 million to $70.1 million, or 1.24% of total loans, at June 30, 2012 from $71.1 million, or 1.28% of total loans, at December 31, 2011. The decrease is primarily attributable to the reduction of several of the historical loss factors used to calculate the allowance for loan losses. Partially offsetting these decreases was an increase in our business banking loan portfolio.  Business banking loans typically have the highest reserve factors and historical loss ratios.

We also consider how the level of nonperforming loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Nonperforming loans of $117.3 million, or 2.07% of total loans, at June 30, 2012 decreased by $13.8 million, or 10.6%, from $131.1 million, or 2.36% of total loans, at December 31, 2011.  Additionally, total loan delinquencies decreased by $51.4 million, or 29.4%, to $123.5 million at June 30, 2012 compared to $174.9 million at December 31, 2011.  As a percentage of average loans, annualized net charge-offs decreased to 0.44% for the six months ended June 30, 2012 compared to 0.60% for the six months ended June 30, 2011.  We believe all known losses as of the balance sheet dates have been recorded.

Comparison of Operating Results for the Quarters Ended June 30, 2012 and 2011

Net income for the quarter ended June 30, 2012 was $16.4 million, or $0.17 per diluted share, an increase of $1.4 million, or 9.1%, from $15.0 million, or $0.15 per diluted share, for the same quarter last year.  The increase in net income resulted primarily from decreases in the provision for loan losses of $3.4 million and noninterest expense of $524,000. Partially offsetting these improvements were decreases in net interest income of $718,000 and noninterest income of $425,000 and an increase in income tax expense of $1.4 million. A discussion of significant changes follows.  Annualized, net income for the quarter ended June 30, 2012 represents a 5.63% and 0.82% return on average equity and return on average assets, respectively, compared to 4.81% and 0.74% for the same quarter last year.

Interest Income

Total interest income decreased by $5.1 million, or 5.6%, to $85.1 million for the quarter ended June 30, 2012 due to both a decrease in the average yield earned on interest earning assets and a decrease in the average balance of interest earning assets.  The average yield on interest earning assets decreased to 4.58% for the quarter ended June 30, 2012 from 4.80% for the quarter ended June 30, 2011.  The average yield on all categories of interest earning assets, with the exception of other interest earning deposits, decreased when compared to the prior year period.  Average interest earning assets decreased by $129.3 million, or 1.7%, to $7.426 billion for the quarter ended June 30, 2012 from $7.556 billion for the quarter ended June 30, 2011.

Interest income on loans decreased $2.6 million, or 3.2%, to $77.4 million for the quarter ended June 30, 2012 compared to $80.0 for the quarter ended June 30, 2011.  This decrease was due to the decrease in the average yield on loans receivable to 5.50% for the quarter ended June 30, 2012 from 5.83% for the quarter ended June 30, 2011.  The decrease in average yield is primarily attributable to our variable rate loans adjusting downward as re-pricing dates occur, as well as increased competition.  This decrease in average yield was partially offset by an increase in the average balance of loans receivable.  The balance of average loans receivable increased by $143.3 million, or 2.6%, to $5.627 billion for the quarter ended June 30, 2012 from $5.484 billion for the quarter ended June 30, 2011. Leading this increase was growth in our business banking loan portfolio which was facilitated by our emphasis on building quality business banking relationships.  The growth in our mortgage and home equity loan portfolios was primarily the result of consumers taking advantage of historically low interest rates to refinance and consolidate other debt.

Interest income on mortgage-backed securities decreased by $1.7 million, or 27.4%, to $4.4 million for the quarter ended June 30, 2012 from $6.1 million for the quarter ended June 30, 2011.  This decrease is the result of decreases in both the average balance and average yield. The average balance of mortgage-backed securities decreased by $156.1 million, or 17.0%, to $761.6 million for the quarter ended June 30, 2012 from $917.7 million for the quarter ended June 30, 2011 due primarily to redirecting cash flows to fund new loans.  The average yield on mortgage-backed securities decreased to 2.32% for the quarter ending June 30, 2012 from 2.65% for the quarter ending June 30, 2011. The decrease in average yield resulted from variable rate securities continuing to re-price downward and the purchase of mortgage-backed securities at generally lower interest rates than the existing portfolio yield.

Interest income on investment securities decreased by $833,000, or 23.2%, to $2.8 million for the quarter ended June 30, 2012 from $3.6 million for the quarter ended June 30, 2011, due to decreases in both the average balance and the average yield.  The average balance of investment securities decreased by $81.9 million, or 20.8%, to $311.1 million for the quarter ended June 30, 2012 from $393.0 million for the quarter ended June 30, 2011 due primarily to bonds that were called. The average yield on investment securities decreased to 3.54% for the quarter ended June 30, 2012 from 3.65% for the quarter ended June 30, 2011, as a result of higher rate municipal and government agency securities being called.

Interest income on interest-earning deposits decreased by $16,000, or 3.3%, to $473,000 for the quarter ended June 30, 2012 from $489,000 for the quarter ended June 30, 2011.  This decrease is due to the use of cash to fund new loans causing the average balance of interest-earning deposits to decrease by $26.4 million, or 3.7%, to $679.2 million for the quarter ended June 30, 2012 from $705.6 million for the quarter ended June 30, 2011.  The average yield on interest-earning deposits increased slightly to 0.28% for the quarter ended June 30, 2012 from 0.27% for the quarter ended June 30, 2011.

Interest Expense

Interest expense decreased by $4.4 million, or 18.6%, to $19.1 million for the quarter ended June 30, 2012 from $23.5 million for the quarter ended June 30, 2011.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities, which decreased to 1.27% from 1.53%, and a decrease in the average balance of interest-bearing liabilities.  Average interest-bearing liabilities decreased by $119.2 million, or 1.9%, to $6.038 billion for the quarter ended June 30, 2012 from $6.157 billion for the quarter ended June 30, 2011.  The decrease in the cost of funds resulted primarily from continued decreases in the level of market interest rates which enabled us to reduce the rate of interest paid on all deposit products.  In addition, there continues to be a shift from time deposits to low cost deposits such as checking, savings and insured money market accounts. The average balance of time deposits decreased $283.5 million from the prior year.

Net Interest Income

Net interest income decreased by $718,000, or 1.1%, to $66.0 million for the quarter ended June 30, 2012 from $66.7 million for the quarter ended June 30, 2011.  This decrease is attributable to the factors discussed above.  Despite the challenging interest rate environment, our interest rate spread increased modestly to 3.31% for the quarter ended June 30, 2012 from 3.27% for the quarter ended June 30, 2011 while our net interest margin increased 0.02% from the prior year to 3.55% for the quarter ended June 30, 2012.

Provision for Loan Losses

The provision for loan losses decreased by $3.4 million, or 40.7%, to $5.0 million for the quarter ended June 30, 2012 from $8.4 million for the quarter ended June 30, 2011.  This decrease is primarily due to the classification of two commercial real estate loans being upgraded, which released $2.7 million of specific reserves associated with those loans. Additionally, loans 90 days or more delinquent decreased $31.1 million, or 26.9%, to $84.7 million at June 30, 2012, compared to $115.8 million at June 30, 2011.  Partially offsetting the reduction in reserves resulting from these improvements was an addition to reserves necessary due to an increase in loans receivable of $61.8 million, or 1.1%, during the most recent quarter.

In determining the amount of the current period provision, we considered the current economic conditions, including unemployment levels and bankruptcy filings, changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss factors.  We also consider net charge-offs which for the quarter ended June 30, 2012 were $7.8 million compared to $9.4 million for the quarter ended June 30, 2011.  Annualized net charge-offs to average loans decreased to 0.55% for the quarter ended June 30, 2012 from 0.68% for the quarter ended June 30, 2011. We also analyzed the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that was recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.  We believe, to the best of our knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income

Noninterest income decreased by $425,000, or 2.8%, to $14.8 million for the quarter ended June 30, 2012 from $15.3 million for the quarter ended June 30, 2011.  The decrease is primarily attributable to decreases in service charges and fees and income from bank owned life insurance. Service charges and fees decreased by $619,000, or 6.6%, to $8.7 million for the quarter ended June 30, 2012 due to changes in the bank’s overdraft program.  Income on bank owned life insurance decreased by $609,000, or 35.5%, to $1.1 million for the quarter ended June 30, 2012 from $1.7 million for the quarter ended June 30, 2011 due to the payment of benefits on two policies during the second quarter of 2011. Partially offsetting these decreases were a decrease in impairment losses on securities and an increase in mortgage banking income.  Our investment securities portfolio did not incur other than temporary impairment during the quarter ended June 30, 2012 compared to $507,000 of other than temporary impairment recorded in the same period last year. Mortgage banking income increased by $499,000, or 172.1%, to $789,000 for the quarter ended June 30, 2012 from $290,000 for the quarter ended June 30, 2011, due to increased sales of long-term, fixed-rate residential mortgage loans into the secondary market.

Noninterest Expense

Noninterest expense decreased by $524,000, or 1.0%, to $52.0 million for the quarter ended June 30, 2012 from $52.5 million for the quarter ended June 30, 2011.  This decrease is primarily the result of decreases in compensation and employee benefits expense and federal deposit insurance premiums.  Compensation and employee benefits expense decreased by $2.3 million, or 7.6%, to $27.4 million for the quarter ended June 30, 2012 from $29.7 million for the quarter ended June 30, 2011.  This decrease is primarily attributable to a lower level of stock benefits being granted in the current quarter compared to the prior year period.  Federal deposit insurance premiums decreased by $937,000, or 39.8%, to $1.4 million for the quarter ended June 30, 2012 from $2.4 million for the quarter ended June 30, 2011 primarily due to the new assessment formula which calculates premiums based on net assets rather than deposits.  These decreases were partially offset by increases in marketing expense, processing expenses and real estate owned expense.  Marketing expense increased by $1.7 million, or 81.6%, to $3.8 million for the quarter ended June 30, 2012 from $2.1 million for the quarter ended June, 2011. This increase was due to the timing of several campaigns designed to increase lending activity and to celebrate the recent JD Power and Forbes awards.  Processing expenses increased by $372,000, or 6.5%, to $6.1 million for the quarter ended June 30, 2012 from $5.7 million for the quarter ended June 30, 2011 primarily due to the replacement and upgrade of equipment and software.  Real estate owned expense of $571,000 for the quarter ended June 30, 2012 increased by $322,000, or 129.3%, over the prior year due to an increase in the real estate owned balance, to $30.5 million at June 30, 2012 from $21.4 million at June 30, 2011.

Income Taxes

The provision for income taxes for the quarter ended June 30, 2012 increased by $1.4 million, or 23.5%, to $7.5 million, compared to the same period last year.  This increase in income tax is primarily a result of an increase in income before income taxes of $2.8 million, or 13.2%.  Our effective tax rate for the quarter ended June 30, 2012 was 31.5% compared to 28.8% for the prior year period.  The current year effective tax rate was affected by an increase to income tax expense of $250,000 associated with a prior year state tax adjustment.

Comparison of operating results for the six months ended June 30, 2012 and 2011

Net income for the six months ended June 30, 2012 was $31.5 million, or $0.33 per diluted share, a decrease of $714,000, or 2.2%, from $32.3 million, or $0.31 per diluted share, for the same period last year.  The decrease in net income resulted primarily from decreases in net interest income of $2.4 million and noninterest income of $1.1 million as well as an increase in the noninterest expense of $1.4 million.  These changes were partially offset by a decrease in provision for loan losses of $4.3 million.  A discussion of significant changes follows.  Annualized, net income for the six months ended June 30, 2012 represents a

5.44% and 0.79% return on average equity and return on average assets, respectively, compared to 5.07% and 0.79% for the same period last year.

Interest Income

Total interest income decreased by $9.9 million, or 5.5%, to $171.3 million for the six months ended June 30, 2012 due to both a decrease in the average yield earned on interest earning assets and a decrease in the average balance of interest earning assets.  The average yield on interest earning assets decreased to 4.64% for the six months ended June 30, 2012 from 4.81% for the six months ended June 30, 2011.  The average yield on all categories of interest earning assets decreased compared to the same period last year.  Average interest earning assets decreased by $147.5 million, or 2.0%, to $7.401 billion for the six months ended June 30, 2012 from $7.549 billion for the six months ended June 30, 2011.

Interest income on loans decreased by $4.9 million, or 3.0%, to $155.6 million for the six months ended June 30, 2012 from $160.5 million for the six months ended June 30, 2011.  The average yield on loans receivable decreased to 5.57% for the six months ended June 30, 2012 from 5.85% for the six months ended June 30, 2011. The decrease in average yield is primarily attributable to the interest rates on variable rate loans adjusting downward as market interest rates have continued to decrease, as well as the origination of new loans in a lower interest rate and highly competitive environment.  This decrease was partially offset by an increase in the average balance of loans receivable of $103.2 million, or 1.9%, to $5.603 billion from $5.500 billion at June 30, 2011. This increase is primarily attributable to our emphasis on expanding our traditional mortgage and home equity loan niche and continuing to build commercial loan and commercial real estate loan relationships.

Interest income on mortgage-backed securities decreased by $3.7 million, or 29.1%, to $9.1 million for the six months ended June 30, 2012 from $12.8 million for the six months ended June 30, 2011. This decrease is the result of decreases in both the average balance and average yield.  The average balance of mortgage-backed securities decreased by $167.7 million, or 18.2%, to $754.3 million for the six months ended June 30, 2012 from $922.0 for the six months ended June 30, 2011 due primarily to redirecting cash flows to fund increased loan demand and the repurchase of common stock.  The average yield on mortgage-backed securities decreased to 2.41% for the six months ended June 30, 2012 from 2.78% for the six months ended June 30, 2011.  The decrease in average yield resulted from the purchase and re-pricing of mortgage-backed securities during this period of historically low market interest rates.

Interest income on investment securities decreased by $1.3 million, or 18.2%, to $5.8 million for the six months ended June 30, 2012 from $7.1 million for the six months ended June 30, 2011. This decrease is the result of decreases in both the average balance and average yield.  The average balance of investment securities decreased by $46.8 million, or 12.5%, to $327.1 million for the six months ended June 30, 2012 from $373.9 million for the six months ended June 30, 2011, due primarily to called and maturing bonds.  The average yield on investment securities decreased to 3.53% for the six months ended June 30, 2012 from 3.78% for the six months ended June 30, 2011, as a result of municipal and government agency bonds with higher interest rates being called.

Interest income on interest-earning deposits decreased by $43,000, or 4.8%, to $853,000 for the six months ended June 30, 2012 from $896,000 for the six months ended June 30, 2011.  This decrease is due primarily to the average balance decreasing by $26.7 million, or 3.8%, to $669.0 million for the six months ended June 30, 2012 from $695.7 million for the six months ended June 30, 2011.  The average balance decreased due to increased loan demand and the repurchase of common stock during 2011.  The average yield on interest-earning deposits decreased to 0.25% for the six months ended June 30, 2012 from 0.26% for the same period in the prior year.

Interest Expense

Interest expense decreased by $7.6 million, or 15.9%, to $39.9 million for the six months ended June 30, 2012 from $47.5 million for the six months ended June 30, 2011.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities of 0.23% to 1.33% for the six months ended June 30, 2012 from 1.56% for the six months ended June 30, 2011, in addition to a decrease in the average balance of interest-bearing liabilities of $109.3 million, or 1.8%, to $6.037 billion for the six months ended June 30, 2012 from $6.146 billion for the six months ended June 30, 2011.  The decrease in the cost of funds was primarily due to a decrease in the level of market interest rates resulting in a decrease in the rates on all deposit products.  The decrease in interest-bearing liabilities is the result of a decrease in average balance of time deposits of $239.2 million, or 10.0%, as consumers eschew time deposits in favor of more liquid alternatives during this period of historically low interest rates.

Net Interest Income

Net interest income decreased by $2.3 million, or 1.8%, to $131.4 million for the six months ended June 30, 2012 from $133.7 million for the six months ended June 30, 2011.  This decrease in net interest income was attributable to the factors discussed above as well as a decrease in total interest-earning assets.  Our net interest rate spread increased to 3.31% for the six months ended June 30, 2012 from 3.25% for the six months ended June 30, 2011, and our net interest margin increased to 3.55% for the six months ended June 30, 2012 from 3.54% for the six months ended June 30, 2011.

Provision for Loan Losses

The provision for loan losses decreased by $4.3 million, or 27.9%, to $11.3 million for the six months ended June 30, 2012 from $15.6 million for the six months ended June 30, 2011.  Enabling this decrease was the reduction in some of the loss factors used to determine the reserve requirement for loans collectively evaluated for impairment as well as improved credit quality.  Total nonperforming loans decreased $43.8 million, or 27.2%, to $117.3 million at June 30, 2012 compared to $161.1 at June 30, 2011. Additionally, total loan delinquency decreased $35.7 million, or 22.4%, when compared to June 30, 2011. Partially offsetting these factors was an increase in loans receivable of $118.2 million, or 2.1%, since the beginning of the year.

In determining the amount of the current period provision, we considered economic conditions, including unemployment levels, bankruptcy filings and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss factors.  We also considered net charge-offs which for the six months ended June 30, 2012 were $12.3 million, compared to $16.6 million for the six months ended June 30, 2011.  Annualized net charge-offs to average loans was 0.44% for the six months ended June 30, 2012 compared to 0.60% for the six months ended June 30, 2011.  We analyze the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.  We believe, to the best of our knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income

Noninterest income decreased by $1.1 million, or 3.8%, to $28.5 million for the six months ended June 30, 2012 from $29.6 million for the six months ended June 30, 2011, due primarily to a decrease in service charges and fees and income from bank owned life insurance as well as an increase in loss on real estate owned.  Service charges and fees decreased by $1.1 million, or 6.1%, to $17.1 million for the six months ended June 30, 2012 compared to $18.2 million for the same period in the prior year due to changes in overdraft fees assessed on transactional deposit accounts. Income on bank owned life insurance decreased by $658,000, or 22.8%, to $2.2 million for the six months ended June 30, 2012 from $2.9 million for the six months ended June 30, 2011 due to payments received on two policies during the second quarter of the prior year. Loss on real estate owned increased $1.0 million, to $1.7 million for the six months ended June 30, 2012 as we continue to actively manage our portfolio of properties, currently valued at $30.5 million. The increase is due to losses on the sale of properties and write-downs on some of the remaining properties.  Partially offsetting these factors was an increase in mortgage banking income of $833,000, or 171.0%, to $1.3 million for the six months ended June 30, 2012 from $487,000 for the six months ended June 30, 2011, as we have increased the amount of long-term, low-rate residential mortgage loans sold into the secondary market.

Noninterest Expense

Noninterest expense increased by $1.3 million, or 1.3%, to $103.2 million for the six months ended June 30, 2012 from $101.9 million for the six months ended June 30, 2011.  This increase is primarily attributable to increases in marketing expenses, processing expenses and professional services.  Marketing expense increased by $1.8 million, or 44.2%, to $5.9 million for the six months ended June 30, 2012 from $4.1 million for the six months ended June 30, 2011. This increase was due to the timing of several campaigns designed to increase lending activity and promote our JD Power and Forbes awards.  Processing expenses increased by $747,000, or 6.5%, to $12.2 million for the six months ended June 30, 2012 from $11.5 million for the six months ended June 30, 2011 as a result of regular system upgrades, improvements and replacements.  Professional services expenses increased by $652,000, or 25.6%, to $3.2 million for the six months ended June 30, 2012 from $2.5 million for the six months ended June 30, 2011 as a result of the continued engagement of consultants to assist in our efforts to strengthen consumer compliance.  Partially offsetting these increases was a decrease in federal deposit insurance premiums of $1.8 million, or 36.5%, to $3.0 million for the six months ended June 30, 2012 compared to $4.8 million at June 30, 2011.  Additionally, premises and occupancy costs decreased by $610,000, or 5.2%, to $11.2 million at June 30, 2012 due primarily to reduced utilities and snow removal expenses as a result of the unusually mild winter.

Income Taxes

The provision for income taxes for the six months ended June 30, 2012 increased by $238,000, or 1.8%, to $13.8 million for the six months ended June 30, 2012 from $13.6 million for the six months ended June 30, 2011.  The increase is primarily the result of a decrease in tax-free income from our investment in municipal securities and bank owned life insurance which had the effect of increasing the amount of taxable income.  Our effective tax rate for the six months ended June 30, 2012 was 30.5% compared to 29.6% experienced in the same period last year.  We do not anticipate our effective tax rate to change significantly during the year.

Average Balance Sheet

(Dollars in thousands)

The following table sets forth certain information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.  Average balances are calculated using daily averages.

	Quarters ended June 30,
	2012			2011
			Avg.			Avg.
	Average		yield/	Average		yield/
	balance	Interest	cost (g)	balance	Interest	cost (g)
Assets:
Interest-earning assets:
Loans receivable (a) (b) (includes FTE adjustments of $559 and $396, respectively)	$5,627,459	77,981	5.54%	5,484,194	80,389	5.86%
Mortgage-backed securities (c)	761,616	4,409	2.32%	917,748	6,073	2.65%
Investment securities (c) (includes FTE adjustments of $1,248 and $1,610, respectively)	311,087	4,001	5.14%	392,963	5,196	5.29%
FHLB stock	46,916	25	0.21%	55,100	—	—
Other interest-earning deposits	679,217	473	0.28%	705,568	489	0.27%

Total interest-earning assets (includes FTE adjustments of $1,807 and $2,006, respectively)	7,426,295	86,889	4.68%	7,555,573	92,147	4.87%

Noninterest earning assets (d)	592,004			556,085

Total assets	$8,018,299			8,111,658

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings accounts	$1,146,989	1,034	0.36%	1,093,539	1,275	0.47%
Interest-bearing demand accounts	831,414	240	0.12%	813,179	246	0.12%
Money market accounts	1,021,485	878	0.35%	933,288	1,059	0.46%
Certificate accounts	2,088,538	9,032	1.74%	2,372,039	12,893	2.18%
Borrowed funds (e)	846,244	6,490	3.08%	841,835	6,569	3.13%
Junior subordinated debentures	103,094	1,422	5.46%	103,094	1,420	5.45%

Total interest-bearing liabilities	6,037,764	19,096	1.27%	6,156,974	23,462	1.53%

Noninterest bearing liabilities (f)	817,118			708,310

Total liabilities	6,854,882			6,865,284

Shareholders’ equity	1,163,417			1,246,374

Total liabilities and shareholders’ equity	$8,018,299			8,111,658

Net interest income/ Interest rate spread		67,793	3.41%		68,685	3.34%

Net interest-earning assets/ Net interest margin	$1,388,531		3.65%	1,398,599		3.64%

Ratio of interest-earning assets to interest-bearing liabilities	1.23X			1.23X

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

(g) Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 5.50% and 5.83%; respectively, Investment securities — 3.54% and 3.65%; respectively, interest-earning assets — 4.58% and 4.80%; respectively. GAAP basis net interest rate spreads were 3.31% and 3.27%, respectively and GAAP basis net interest margins were 3.55% and 3.53%, respectively.

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

Quarters ended June 30, 2012 and 2011

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(4,514)	2,106	(2,408)
Mortgage-backed securities	(702)	(962)	(1,664)
Investment securities	(121)	(1,074)	(1,195)
FHLB stock	30	(5)	25
Other interest-earning deposits	2	(18)	(16)
Total interest-earning assets	(5,305)	47	(5,258)

Interest-bearing liabilities:
Savings accounts	(304)	63	(241)
Now accounts	(11)	5	(6)
Money market demand accounts	(284)	103	(181)
Certificate accounts	(2,426)	(1,435)	(3,861)
Borrowed funds	(95)	16	(79)
Debentures	2	—	2
Total interest-bearing liabilities	(3,118)	(1,248)	(4,366)

Net change in net interest income	$(2,187)	1,295	(892)

Average Balance Sheet

(Dollars in thousands)

The following table sets forth certain information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.  Average balances are calculated using daily averages.

	Six months ended June 30,
	2012			2011
			Avg.			Avg.
	Average		yield/	Average		yield/
	balance	Interest	cost (g)	balance	Interest	cost (g)
Assets:
Interest-earning assets:
Loans receivable (a) (b) (includes FTE adjustments of $1,092 and $787, respectively)	$5,603,311	156,673	5.61%	5,500,134	161,237	5.88%
Mortgage-backed securities (c)	754,285	9,100	2.41%	922,024	12,829	2.78%
Investment securities (c) (includes FTE adjustments of $2,565 and $3,266, respectively)	327,074	8,337	5.10%	373,870	10,324	5.52%
FHLB stock	47,581	25	0.11%	56,962	—	—
Other interest-earning deposits	668,982	853	0.25%	695,717	896	0.26%

Total interest-earning assets (includes FTE adjustments of $3,657 and $4,053, respectively)	7,401,233	174,988	4.74%	7,548,707	185,286	4.92%

Noninterest earning assets (d)	603,822			574,662

Total assets	$8,005,055			8,123,369

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings accounts	$1,123,651	2,140	0.38%	1,078,700	2,704	0.51%
Interest-bearing demand accounts	808,675	467	0.12%	793,526	478	0.12%
Money market accounts	998,840	1,843	0.37%	924,383	2,214	0.48%
Certificate accounts	2,162,679	19,678	1.83%	2,401,829	26,140	2.19%
Borrowed funds (e)	840,043	12,967	3.10%	844,793	13,153	3.14%
Junior subordinated debentures	103,094	2,844	5.46%	103,094	2,825	5.45%

Total interest-bearing liabilities	6,036,982	39,939	1.33%	6,146,325	47,514	1.56%

Noninterest bearing liabilities (f)	809,138			705,098

Total liabilities	6,846,120			6,851,423

Shareholders’ equity	1,158,935			1,271,946

Total liabilities and shareholders’ equity	$8,005,055			8,123,369

Net interest income/ Interest rate spread		135,049	3.41%		137,772	3.36%

Net interest-earning assets/ Net interest margin	$1,364,251		3.65%	1,402,382		3.65%

Ratio of interest-earning assets to interest-bearing liabilities	1.23X			1.23X

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

(g) Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 5.57% and 5.85%; respectively, Investment securities — 3.53% and 3.78%; respectively, interest-earning assets — 4.64% and 4.81%; respectively. GAAP basis net interest rate spreads were 3.31% and 3.25%, respectively and GAAP basis net interest margins were 3.55% and 3.54%, respectively.

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

Six months ended June 30, 2012 and 2011

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(7,595)	3,031	(4,564)
Mortgage-backed securities	(1,550)	(2,179)	(3,729)
Investment securities	(745)	(1,242)	(1,987)
FHLB stock	30	(5)	25
Other interest-earning deposits	(9)	(34)	(43)
Total interest-earning assets	(9,869)	(429)	(10,298)

Interest-bearing liabilities:
Savings accounts	(677)	113	(564)
Now accounts	(21)	10	(11)
Money market demand accounts	(550)	179	(371)
Certificate accounts	(4,059)	(2,403)	(6,462)
Borrowed funds	(129)	(57)	(186)
Debentures	19	—	19
Total interest-bearing liabilities	(5,417)	(2,158)	(7,575)

Net change in net interest income	$(4,452)	1,729	(2,723)

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

The following table illustrates the simulated impact of a 1%, 2% or 3% upward or 1% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-earning liability levels at June 30, 2012 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from June 30, 2012 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	1.0%	2.0%	3.0%	1.0%
Projected percentage increase/ (decrease) in net income	6.5%	10.7%	11.8%	(5.3)%
Projected increase/ (decrease) in return on average equity	6.3%	10.5%	11.4%	(5.1)%
Projected increase/ (decrease) in earnings per share	$0.04	$0.07	$0.08	$(0.03)
Projected percentage increase/ (decrease) in market value of equity	(7.8)%	(15.0)%	(22.4)%	(9.8)%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)                                   Not applicable.

b.)                                  Not applicable.

c.)           The following table discloses information regarding the repurchase of shares of common stock during the quarter ending June 30, 2012:

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (1)	Maximum number of shares yet to be purchased under the plan (1)
April	—	$—	—	1,157,747
May	—	—	—	1,157,747
June	—	—	—	1,157,747
	—	$—

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (2)	Maximum number of shares yet to be purchased under the plan (2)
April	—	$—	—	4,750,000
May	—	—	—	4,750,000
June	—	—	—	4,750,000
	—	$—

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	August 3, 2012	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	August 3, 2012	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller
(Principal Accounting Officer of the Registrant)