Form 10-Q
period 2012-09-30
Northwest Bancshares, Inc.
filed 2012-11-05
CIK 1471265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

Common Stock ($0.01 par value) 97,635,138 shares outstanding as of October 31, 2012

NORTHWEST BANCSHARES, INC.

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2012	2011
Assets
Cash and due from banks	$91,286	94,276
Interest-earning deposits in other financial institutions	546,149	593,388
Federal funds sold and other short-term investments	633	633
Marketable securities available-for-sale (amortized cost of $922,684 and $885,408)	951,879	908,349
Marketable securities held-to-maturity (fair value of $174,821 and $239,412)	167,739	231,389
Total cash and investments	1,757,686	1,828,035

Personal Banking:
Residential mortgage loans held for sale	14,152	967
Residential mortgage loans	2,410,124	2,396,399
Home equity loans	1,100,879	1,084,786
Other consumer loans	235,693	245,689
Total Personal Banking	3,760,848	3,727,841
Business Banking:
Commercial real estate loans	1,560,966	1,435,767
Commercial loans	406,819	387,911
Total Business Banking	1,967,785	1,823,678
Total loans	5,728,633	5,551,519
Allowance for loan losses	(71,177)	(71,138)
Total loans, net	5,657,456	5,480,381

Federal Home Loan Bank stock, at cost	46,834	48,935
Accrued interest receivable	25,324	24,599
Real estate owned, net	29,291	26,887
Premises and equipment, net	135,455	132,152
Bank owned life insurance	136,871	133,524
Goodwill	171,882	171,882
Other intangible assets	1,330	2,123
Other assets	85,542	109,187
Total assets	$8,047,671	7,957,705

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$763,839	658,560
Interest-bearing demand deposits	842,389	800,676
Savings deposits	2,256,544	2,036,272
Time deposits	1,961,984	2,284,817
Total deposits	5,824,756	5,780,325

Borrowed funds	855,552	827,925
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	103,094	103,094
Advances by borrowers for taxes and insurance	11,570	23,571
Accrued interest payable	1,111	1,104
Other liabilities	76,962	66,782
Total liabilities	6,873,045	6,802,801

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 97,844,382 and 97,493,046 shares issued and outstanding, respectively	978	975
Paid-in capital	661,589	659,523
Retained earnings	556,502	543,598
Unallocated common stock of employee stock ownership plan	(24,817)	(25,966)
Accumulated other comprehensive loss	(19,626)	(23,226)
	1,174,626	1,154,904
Total liabilities and shareholders’ equity	$8,047,671	7,957,705

See accompanying notes to consolidated financial statements - unaudited

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share amounts)

	Quarter ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Loans receivable	$77,109	80,562	232,690	241,012
Mortgage-backed securities	3,941	5,544	13,041	18,373
Taxable investment securities	577	684	1,585	1,676
Tax-free investment securities	2,223	2,848	6,987	8,914
Interest-earning deposits	364	393	1,217	1,289
Total interest income	84,214	90,031	255,520	271,264

Interest expense:
Deposits	10,207	14,958	34,335	46,494
Borrowed funds	8,013	8,061	23,824	24,039
Total interest expense	18,220	23,019	58,159	70,533

Net interest income	65,994	67,012	197,361	200,731
Provision for loan losses	6,915	8,057	18,165	23,668
Net interest income after provision for loan losses	59,079	58,955	179,196	177,063

Noninterest income:
Impairment losses on securities	(340)	—	(885)	(577)
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	247	—	554	70
Net impairment losses	(93)	—	(331)	(507)
Gain on sale of investments, net	260	152	260	201
Service charges and fees	8,772	8,499	25,899	26,748
Trust and other financial services income	2,122	2,063	6,256	6,158
Insurance commission income	1,480	1,796	4,801	4,966
Loss on real estate owned, net	(1,187)	(1,340)	(2,839)	(1,960)
Income from bank owned life insurance	1,148	1,938	3,372	4,820
Mortgage banking income	1,484	400	2,804	887
Other operating income	949	1,002	3,190	2,785
Total noninterest income	14,935	14,510	43,412	44,098

Noninterest expense:
Compensation and employee benefits	28,171	26,004	83,425	81,161
Premises and occupancy costs	5,498	5,658	16,729	17,499
Office operations	3,141	3,209	9,805	9,564
Processing expenses	6,340	5,896	18,541	17,350
Marketing expenses	1,830	2,788	7,695	6,855
Federal deposit insurance premiums	1,305	1,386	4,343	6,168
Professional services	1,939	1,238	5,136	3,783
Amortization of other intangible assets	219	475	793	1,445
Real estate owned expense	832	483	2,143	1,163
Other expenses	2,528	2,786	6,435	6,803
Total noninterest expense	51,803	49,923	155,045	151,791

Income before income taxes	22,211	23,542	67,563	69,370

Federal and state income taxes	6,518	6,822	20,328	20,394

Net income	$15,693	$16,720	47,235	48,976

Basic earnings per share	$0.17	0.17	0.50	0.48

Diluted earnings per share	$0.17	0.17	0.50	0.48

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Quarter ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Income	$15,693	16,720	47,235	48,976
Other comprehensive income net of tax:
Net unrealized holding gains on marketable securities:
Unrealized holding gains net of tax of $(998), $(1,502), $(2,471) and $(5,123), respectively	1,550	2,789	3,805	9,512
Other-than-temporary impairment on securities included in net income, net of tax of $(36), $0, $(129) and $(177), respectively	57	—	202	330
Reclassification adjustment for (gains)/ losses included in net income, net of tax of $16, ($155), $138 and $(247), respectively	(25)	289	(215)	459
Net unrealized holding gains on marketable securities	1,582	3,078	3,792	10,301

Change in fair value of interest rate swaps, net of tax of $55, $1,424, $103 and $1,647, respectively	(102)	(2,644)	(192)	(3,059)

Other comprehensive income	1,480	434	3,600	7,242

Total comprehensive income	$17,173	17,154	50,835	56,218

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(dollars in thousands)

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
Quarter ended September 30, 2011	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at June, 2011	103,266,045	$1,033	726,207	533,229	(6,689)	(26,639)	1,227,141

Comprehensive income:
Net income	—	—	—	16,720	—	—	16,720

Other comprehensive income, net of tax of $(233)	—	—	—	—	434	—	434

Total comprehensive income	—	—	—	16,720	434	—	17,154

Exercise of stock options	145,487	1	598	—	—	—	599

Stock compensation expense	—	1	654	—	—	381	1,036

Share repurchases	(5,835,164)	(59)	(68,027)	—	—	—	(68,086)

Dividends paid ($0.11 per share)	—	—	—	(11,067)	—	—	(11,067)

Ending balance at September 30, 2011	97,576,368	$976	659,432	538,882	(6,255)	(26,258)	1,166,777

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
Quarter ended September 30, 2012	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at June 30, 2012	97,880,874	$979	662,183	552,278	(21,106)	(25,192)	1,169,142

Comprehensive income:
Net income	—	—	—	15,693	—	—	15,693

Other comprehensive income, net of tax of $(963)	—	—	—	—	1,480	—	1,480

Total comprehensive income	—	—	—	15,693	1,480	—	17,173

Exercise of stock options	147,288	1	897	—	—	—	898

Stock compensation expense	—	—	713	—	—	375	1,088

Share repurchases	(183,780)	(2)	(2,204)	—	—	—	(2,206)

Dividends paid ($0.12 per share)	—	—	—	(11,469)	—	—	(11,469)

Ending balance at September 30, 2012	97,844,382	$978	661,589	556,502	(19,626)	(24,817)	1,174,626

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands)

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
Nine months ended September 30, 2011	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2010	110,295,117	$1,103	824,164	523,089	(13,497)	(27,409)	1,307,450

Comprehensive income:
Net income	—	—	—	48,976	—	—	48,976

Other comprehensive income, net of tax of $(3,900)	—	—	—	—	7,242	—	7,242

Total comprehensive income	—	—	—	48,976	7,242	—	56,218

Exercise of stock options	274,455	3	1,336	—	—	—	1,339

Stock-based compensation expense	1,273,949	13	4,521	—	—	1,151	5,685

Share repurchases	(14,267,153)	(143)	(170,589)	—	—	—	(170,732)

Dividends paid ($0.32 per share)	—	—	—	(33,183)	—	—	(33,183)

Ending balance at September 30, 2011	97,576,368	$976	659,432	538,882	(6,255)	(26,258)	1,166,777

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
Nine months ended September 30, 2012	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2011	97,493,046	$975	659,523	543,598	(23,226)	(25,966)	1,154,904

Comprehensive income:
Net income	—	—	—	47,235	—	—	47,235

Other comprehensive income, net of tax of $(2,359)	—	—	—	—	3,600	—	3,600

Total comprehensive income	—	—	—	47,235	3,600	—	50,835

Exercise of stock options	271,739	2	1,891	—	—	—	1,893

Stock-based compensation expense	263,377	3	2,379	—	—	1,149	3,531

Share repurchases	(183,780)	(2)	(2,204)	—	—	—	(2,206)

Dividends paid ($0.36 per share)	—	—	—	(34,331)	—	—	(34,331)

Ending balance at September 30, 2012	97,844,382	$978	661,589	556,502	(19,626)	(24,817)	1,174,626

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	September 30,
	2012	2011
OPERATING ACTIVITIES:
Net Income	$47,235	48,976
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	18,165	23,668
Net loss on sale of assets	1,639	3,273
Net depreciation, amortization and accretion	7,166	6,857
Decrease in other assets	14,476	9,311
Increase in other liabilities	9,892	2,150
Net amortization of premium on marketable securities	(59)	(241)
Noncash impairment losses on investment securities	331	507
Noncash write-down of real estate owned	2,129	2,198
Origination of loans held for sale	(180,319)	(77,498)
Proceeds from sale of loans held for sale	168,442	87,871
Noncash compensation expense related to stock benefit plans	3,531	5,685
Net cash provided by operating activities	92,628	112,757

INVESTING ACTIVITIES:
Purchase of marketable securities available-for-sale	(299,414)	(197,752)
Proceeds from maturities and principal reductions of marketable securities available-for-sale	262,192	193,906
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	63,583	88,967
Loan originations	(1,568,290)	(1,318,398)
Proceeds from loan maturities and principal reductions	1,371,874	1,289,071
Proceeds from redemption of Federal Home Loan Bank stock	2,101	8,569
Proceeds from sale of real estate owned	11,145	6,961
Sale/ (purchase) of real estate owned for investment, net	343	(137)
Purchase of premises and equipment	(11,804)	(4,445)
Net cash (used in)/ provided by investing activities	(168,270)	66,742

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)

(in thousands)

	Nine months ended
	September 30,
	2012	2011
FINANCING ACTIVITIES:
Increase in deposits, net	$44,431	48,414
Repayments of long-term borrowings	(52)	(50,049)
Net increase/ (decrease) in short-term borrowings	27,679	(12,570)
Decrease in advances by borrowers for taxes and insurance	(12,001)	(10,788)
Cash dividends paid	(34,331)	(33,183)
Purchase of common stock for retirement	(2,206)	(170,732)
Proceeds from stock options exercised	1,893	1,339
Net cash provided by/ (used in) financing activities	25,413	(227,569)

Net decrease in cash and cash equivalents	$(50,229)	(48,070)

Cash and cash equivalents at beginning of period	$688,297	719,111
Net decrease in cash and cash equivalents	(50,229)	(48,070)
Cash and cash equivalents at end of period	$638,068	671,041

Cash and cash equivalents:
Cash and due from banks	$91,286	90,493
Interest-earning deposits in other financial institutions	546,149	579,915
Federal funds sold and other short-term investments	633	633
Total cash and cash equivalents	$638,068	671,041

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $29,606 and $39,477, respectively)	$58,152	71,177
Income taxes	$10,389	16,320

Non-cash activities:
Loans foreclosures and repossessions	$17,141	9,719
Sale of real estate owned financed by the Company	$428	266

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

(1)                                 Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company”) or (“NWBI”), a Maryland corporation headquartered in Warren, Pennsylvania, is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  The Company was incorporated to be the successor to Northwest Bancorp, Inc. upon the completion of the mutual-to-stock conversion of Northwest Bancorp, MHC in December 2009.  The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”).  Northwest is regulated by the FDIC and the Pennsylvania Department of Banking.  At September 30, 2012, Northwest operated 166 community-banking offices throughout Pennsylvania, western New York, eastern Ohio and Maryland.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Settlement Agency, LLC, Northwest Consumer Discount Company, which operates 52 offices in Pennsylvania, Northwest Financial Services, Inc., Northwest Advisors, Inc., Northwest Capital Group, Inc., Boetger & Associates, Inc., Allegheny Services, Inc., Great Northwest Corporation and Veracity Benefits Design.  The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required for complete annual financial statements.  In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included.  The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 updated, as required, for any new pronouncements or changes.

The results of operations for the quarter ended and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Stock-Based Compensation

On May 23, 2012, we awarded employees 508,573 stock options and directors 64,800 stock options with an exercise price of $11.70 and a grant date fair value of $1.23 per stock option.  On May 23, 2012, we also awarded employees 239,077 restricted common shares and directors 24,300 restricted common shares with a grant date fair value of $11.64.  Awarded stock options and common shares vest over a ten-year period with the first vesting occurring on the grant date.  Stock-based compensation expense of $1.1 million and $1.0 million for the quarter ended September 30, 2012 and 2011, respectively, and $3.5 million and $5.7 million for the nine months ended September 30, 2012 and 2011, respectively, was recognized in compensation expense relating to our stock benefit plans.  At September 30, 2012 there was compensation expense of $5.8 million to be recognized for awarded but unvested stock options and $14.6 million for unvested restricted common shares.

Income Taxes- Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of September 30, 2012 we had no liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in federal and state income taxes and (2) refund claims in other operating income.  We recognize penalties (if any) in federal and state income taxes.  There is no amount accrued for the payment of interest or penalties at September 30, 2012.  We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2011, 2010 and 2009.

(2)                                 Business Segments

We operate in two reportable business segments: Community Banking and Consumer Finance.  The Community Banking segment provides services traditionally offered by full-service community banks, including business and personal demand, savings and time deposit accounts and business and personal loans, as well as insurance, brokerage and investment management and trust services.  The Consumer Finance segment, comprised of Northwest Consumer Discount Company, offers personal installment loans for a variety of consumer and real estate products.  This activity is funded primarily through an intercompany borrowing relationship with Allegheny Services, Inc.  Net income is the primary measure used by management to measure segment performance.  The following tables provide financial information for these reportable segments.  The “All Other” column represents the parent company and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.

At or for the quarter ended:

	Community	Consumer
September 30, 2012 ($ in 000’s)	Banking	Finance	All other *	Consolidated
External interest income	$78,386	5,513	315	84,214
Intersegment interest income	748	—	(748)	—
Interest expense	16,881	748	591	18,220
Provision for loan losses	6,000	915	—	6,915
Noninterest income	14,412	509	14	14,935
Noninterest expense	48,484	3,120	199	51,803
Income tax expense (benefit)	6,442	507	(431)	6,518
Net income	15,739	732	(778)	15,693
Total assets	$7,889,245	116,112	42,314	8,047,671

	Community	Consumer
September 30, 2011 ($ in 000’s)	Banking	Finance	All other *	Consolidated
External interest income	$84,267	5,479	285	90,031
Intersegment interest income	770	—	(770)	—
Interest expense	21,672	770	577	23,019
Provision for loan losses	7,300	757	—	8,057
Noninterest income	13,693	804	13	14,510
Noninterest expense	46,794	3,016	113	49,923
Income tax expense (benefit)	6,521	721	(420)	6,822
Net income	16,443	1,019	(742)	16,720
Total assets	$7,838,335	115,084	35,924	7,989,343

* Eliminations consist of intercompany loans, interest income and interest expense.

At or for the nine months ended:

	Community	Consumer
September 30, 2012 ($ in 000’s)	Banking	Finance	All other *	Consolidated
External interest income	$238,081	16,556	883	255,520
Intersegment interest income	2,234	—	(2,234)	—
Interest expense	54,206	2,234	1,719	58,159
Provision for loan losses	15,750	2,415	—	18,165
Noninterest income	41,735	1,601	76	43,412
Noninterest expense	144,949	9,496	600	155,045
Income tax expense (benefit)	19,967	1,658	(1,297)	20,328
Net income	47,178	2,354	(2,297)	47,235
Total assets	$7,889,245	116,112	42,314	8,047,671

	Community	Consumer
September 30, 2011 ($ in 000’s)	Banking	Finance	All other *	Consolidated
External interest income	$254,403	16,111	750	271,264
Intersegment interest income	2,306	—	(2,306)	—
Interest expense	66,875	2,306	1,352	70,533
Provision for loan losses	21,450	2,218	—	23,668
Noninterest income	42,230	1,829	39	44,098
Noninterest expense	142,227	9,058	506	151,791
Income tax expense (benefit)	19,782	1,809	(1,197)	20,394
Net income	48,605	2,549	(2,178)	48,976
Total assets	$7,838,335	115,084	35,924	7,989,343

* Eliminations consist of intercompany loans, interest income and interest expense.

(3)                                 Investment securities and impairment of investment securities

The following table shows the portfolio of investment securities available-for-sale at September 30, 2012 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$41	—	—	41

Debt issued by government sponsored enterprises:
Due in one year - five years	57,427	135	—	57,562
Due in five years - ten years	58,610	692	(11)	59,291
Due after ten years	7,512	—	(11)	7,501

Equity securities	13,020	7,133	(85)	20,068

Municipal securities:
Due in one year - five years	7,626	229	—	7,855
Due in five years - ten years	21,377	832	—	22,209
Due after ten years	105,527	6,273	(1)	111,799

Corporate debt issues:
Due after ten years	24,914	249	(4,868)	20,295

Residential mortgage-backed securities:
Fixed rate pass-through	94,048	7,869	—	101,917
Variable rate pass-through	111,574	6,101	(2)	117,673
Fixed rate non-agency CMOs	6,404	153	(247)	6,310
Fixed rate agency CMOs	159,880	3,035	—	162,915
Variable rate non-agency CMOs	898	—	(20)	878
Variable rate agency CMOs	253,826	1,975	(236)	255,565
Total residential mortgage-backed securities	626,630	19,133	(505)	645,258

Total marketable securities available-for-sale	$922,684	34,676	(5,481)	951,879

The following table shows the portfolio of investment securities available-for-sale at December 31, 2011 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$59	—	—	59

Debt issued by government sponsored enterprises:
Due in one year - five years	36,295	134	—	36,429
Due in five years - ten years	29,557	638	(61)	30,134
Due after ten years	9,665	—	(49)	9,616

Equity securities	12,080	644	(259)	12,465

Municipal securities:
Due in one year - five years	10,633	291	—	10,924
Due in five years - ten years	27,817	1,336	—	29,153
Due after ten years	124,041	5,350	(180)	129,211

Corporate debt issues:
Due in one year or less	500	—	—	500
Due after ten years	25,036	233	(4,635)	20,634

Residential mortgage-backed securities:
Fixed rate pass-through	110,364	8,201	(1)	118,564
Variable rate pass-through	135,103	6,679	(4)	141,778
Fixed rate non-agency CMOs	9,521	188	(735)	8,974
Fixed rate CMOs	112,670	3,466	—	116,136
Variable rate non-agency CMOs	1,104	—	(154)	950
Variable rate CMOs	240,963	1,991	(132)	242,822
Total residential mortgage-backed securities	609,725	20,525	(1,026)	629,224

Total marketable securities available-for-sale	$885,408	29,151	(6,210)	908,349

The following table shows the portfolio of investment securities held-to-maturity at September 30, 2012 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value

Municipal securities:
Due in five years - ten years	$3,679	167	—	3,846
Due after ten years	65,595	4,080	—	69,675

Residential mortgage-backed securities:
Fixed rate pass-through	18,478	1,145	—	19,623
Variable rate pass-through	7,101	5	—	7,106
Fixed rate agency CMOs	65,025	1,588	(53)	66,560
Variable rate agency CMOs	7,861	150	—	8,011
Total residential mortgage-backed securities	98,465	2,888	(53)	101,300

Total marketable securities held-to-maturity	$167,739	7,135	(53)	174,821

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2011 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value

Municipal securities:
Due in five years - ten years	$3,677	174	—	3,851
Due after ten years	71,015	3,615	—	74,630

Residential mortgage-backed securities:
Fixed rate pass-through	24,160	1,099	—	25,259
Variable rate pass-through	9,066	94	—	9,160
Fixed rate agency CMOs	108,881	2,761	—	111,642
Variable rate agency CMOs	14,590	280	—	14,870
Total residential mortgage-backed securities	156,697	4,234	—	160,931

Total marketable securities held-to-maturity	$231,389	8,023	—	239,412

We review our investment portfolio on a quarterly basis for indications of impairment.  This review includes analyzing the length of time and the extent to which amortized cost has exceeded fair values, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the intent to hold the investments for a period of time sufficient to allow for a recovery in value.  Certain investments are evaluated using our best estimate of future cash flows. If the estimate of cash flows indicates that an adverse change has occurred, other-than-temporary impairment would be recognized for the amount of the unrealized loss that was deemed credit related.

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2012 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

Government sponsored enterprises	$10,566	(11)	7,502	(11)	18,068	(22)
Municipal securities	—	—	594	(1)	594	(1)
Corporate issues	850	(38)	15,330	(4,830)	16,180	(4,868)
Equity securities	539	(83)	17	(2)	556	(85)
Residential mortgage-backed securities - non-agency	—	—	4,524	(267)	4,524	(267)
Residential mortgage-backed securities - agency	59,366	(268)	8,116	(23)	67,482	(291)

Total temporarily impaired securities	$71,321	(400)	36,083	(5,134)	107,404	(5,534)

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2011 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

Government sponsored emterprises	$24,601	(61)	9,648	(49)	34,249	(110)
Municipal securities	—	—	2,317	(180)	2,317	(180)
Corporate issues	3,537	(219)	15,067	(4,416)	18,604	(4,635)
Equities	4,178	(258)	18	(1)	4,196	(259)
Residential mortgage-backed securities - non-agency	—	—	4,971	(889)	4,971	(889)
Residential mortgage- backed securities - agency	85,921	(100)	14,353	(37)	100,274	(137)

Total temporarily impaired securities	$118,237	(638)	46,374	(5,572)	164,611	(6,210)

Corporate issues

As of September 30, 2012, we had seven investments with a total amortized cost of $20.1 million and total fair value of $15.3 million, where the amortized cost exceeded the carrying value for more than 12 months.  These investments were three single issuer trust preferred investments and four pooled trust preferred investments.  The single issuer trust preferred investments were evaluated for other-than-temporary impairment by determining the strength of the underlying issuer.  In all cases, the underlying issuer was “well-capitalized” for regulatory purposes. None of the issuers have deferred interest payments or announced the intention to defer interest payments.  We believe the decline in fair value is related to the spread over three month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR is significantly lower than current market spreads on similar investments.  We concluded the impairment of these three investments was considered noncredit related.  In making that determination, we also considered the duration and the severity of the losses and whether we intend to hold these securities until the value is recovered, the securities are redeemed or maturity.  The pooled trust preferred investments were evaluated for other-than-temporary impairment by considering the duration and severity of the losses, actual cash flows, projected cash flows, performing collateral, the class of investment owned and the amount of additional defaults the structure could withstand prior to the investment experiencing a disruption in cash flows.  None of these investments experienced a cash flow disruption or are projecting a cash flow disruption.

We concluded, based on all facts evaluated, the impairment of these investments was noncredit related.  Management asserts that we do not have the intent to sell these investments and that it is more likely than not, we will not have to sell the investments before recovery of their cost basis.

The following table provides class, amortized cost, fair value and ratings information for our portfolio of corporate securities that have an unrealized loss, both greater than and less than twelve months, at September 30, 2012 (in thousands):

		Total
		Amortized	Fair	Unrealized	Moody’s/ Fitch
Description	Class	cost	value	losses	ratings
Bank Boston Capital Trust (1)	N/A	$990	725	(265)	Ba2/ BB
Huntington Capital Trust	N/A	1,426	1,060	(366)	Baa3/ BB
Commercebank Capital Trust	N/A	888	850	(38)	Not rated
Ocean Shore Capital Trust	N/A	866	800	(66)	Not rated
I-PreTSL I	Mezzanine	1,500	511	(989)	Not rated/ CCC
I-PreTSL II	Mezzanine	1,500	608	(892)	Not rated/ B
PreTSL XIX	Senior A-1	8,486	6,939	(1,547)	Baa2/ BBB
PreTSL XX	Senior A-1	5,392	4,687	(705)	Ba2/ BB
		$21,048	16,180	(4,868)

(1) – Bank Boston was acquired by Bank of America.

The following table provides collateral information on the entire pool for the trust preferred securities included in the previous table at September 30, 2012 (in thousands):

				Additional
				immediate
				defaults before
		Current		causing an
	Total	deferrals	Performing	interest
Description	collateral	and defaults	collateral	shortfall
I-PreTSL I	$188,500	32,500	156,000	95,310
I-PreTSL II	340,500	24,500	316,000	316,000
PreTSL XIX	644,881	182,150	462,731	148,500
PreTSL XX	552,238	174,500	377,738	99,500

Mortgage-backed securities

Mortgage-backed securities include agency (FNMA, FHLMC and GNMA) mortgage-backed securities and non-agency collateralized mortgage obligations (“CMOs”).  We review our portfolio of mortgage-backed securities quarterly for impairment.  As of September 30, 2012, we believe that the impairment within our portfolio of agency mortgage-backed securities is noncredit related.  As of September 30, 2012, we had seven non-agency CMOs with a total amortized cost of $7.3 million and a total fair value of $7.2 million, including two non-agency CMOs with an amortized cost of $4.8 million and a fair value of $4.5 million, where the amortized cost exceeded the carrying value for more than 12 months.  During the quarter and nine months ended September 30, 2012, we recognized other-than-temporary credit related impairment of $93,000 and $331,000, respectively on one of these securities.  After recognizing the other-than-temporary impairment, our amortized cost on this investment was $3.9 million, with a fair value of $3.6 million.  We determined how much of the impairment was credit related and noncredit related by analyzing cash flow estimates, estimated prepayment speeds, loss severity and conditional default rates.

We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.  After this review, we determined that the remaining impairment on these securities was noncredit related.

The following table shows issuer specific information, amortized cost, fair value, unrealized gain or loss and other-than-temporary impairment recorded in earnings for the portfolio of non-agency CMOs at September 30, 2012 (in thousands):

					Total
				Impairment	impairment
				recorded in	recorded in
	Amortized	Fair	Unrealized	current period	prior period
Description	cost	value	gain/ (loss)	earnings	earnings
AMAC 2003-6 2A2	$233	239	6	—	—
AMAC 2003-6 2A8	481	496	15	—	—
BOAMS 2005-11 1A8	965	1,081	116	—	(146)
CWALT 2005-J14 A3	3,893	3,646	(247)	(93)	(1,007)
CFSB 2003-17 2A2	469	478	9	—	—
WAMU 2003-S2 A4	363	370	7	—	—
WFMBS 2003-B A2	898	878	(20)	—	—
	$7,302	7,188	(114)	(93)	(1,153)

Municipal Securities

As of September 30, 2012, we had one Pennsylvania municipal security with a total amortized cost of $595,000 and a total fair value of $594,000, where amortized cost exceeded fair value for more than 12 months.  We initially evaluate municipal securities for other-than-temporary impairment by comparing the fair value, provided to us by two third party pricing sources using quoted prices for similar assets that are actively traded, to the amortized cost.  When an investment’s fair value is below 80% of the amortized cost we then look at the stated interest rate and compare the stated interest rate to current market interest rates to determine if the decline in fair value is considered to be attributable to interest rates.  If the interest rate approximates current interest rates for similar securities, we determine if the investment is rated and if so, if the rating has changed in the current period.  If the rating has not changed during the current period, we review publicly available information to determine if there has been any negative change in the underlying municipality.  At September 30, 2012, we have determined that all of the impairment in our municipal securities portfolio is noncredit related.

The following table provides information for our portfolio of municipal securities that have unrealized losses for greater than 12 months at September 30, 2012 (in thousands):

		Total
		Amortized	Fair	Unrealized
Description	State	cost	value	losses	Rating
Cambridge Area JT Revenue	PA	$595	594	(1)	Not rated
		$595	594	(1)

Credit related other-than-temporary impairment on debt securities is recognized in earnings while noncredit related other-than-temporary impairment on debt securities, not expected to be sold, is recognized in other comprehensive income.

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the quarter ended (in thousands):

	2012	2011
Beginning balance at July 1, (a)	$16,620	15,952
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	93	—
Ending balance at September 30,	$16,713	15,952

(a)          The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the nine months ended (in thousands):

	2012	2011
Beginning balance at Janaury 1, (a)	$16,382	15,445
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	331	507
Ending balance at September 30,	$16,713	15,952

(a)   The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(4)                                 Loans receivable

We have defined our portfolio segments as Personal Banking loans and Business Banking loans.  Classes of Personal Banking loans are residential mortgage loans, home equity loans and other consumer loans.  Classes of Business Banking loans are commercial real estate loans and commercial loans. The following table shows a summary of our loans receivable at September 30, 2012 and December 31, 2011 (in thousands):

	September 30,	December 31,
	2012	2011
Personal Banking:
Residential mortgage loans	$2,446,034	2,414,992
Home equity loans	1,100,879	1,084,786
Other consumer loans	235,693	245,689
Total Personal Banking	3,782,606	3,745,467

Business Banking:
Commercial real estate	1,603,774	1,481,127
Commercial loans	440,579	408,462
Total Business Banking	2,044,353	1,889,589
Total loans receivable, gross	5,826,959	5,635,056

Deferred loan fees	(2,624)	(4,752)
Allowance for loan losses	(71,177)	(71,138)
Undisbursed loan proceeds:
Residential mortgage loans	(19,134)	(12,874)
Commercial real estate	(42,808)	(45,360)
Commercial loans	(33,760)	(20,551)
Total loans receivable, net	$5,657,456	5,480,381

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended September 30, 2012 (in thousands):

	Balance June 30, 2012	Current period provision	Charge-offs	Recoveries	Balance September 30, 2012
Personal Banking:
Residential mortgage loans	$7,997	1,440	(1,197)	121	8,361
Home equity loans	8,634	710	(1,268)	42	8,118
Other consumer loans	4,665	1,073	(1,536)	579	4,781
Total Personal Banking	21,296	3,223	(4,001)	742	21,260

Business Banking:
Commercial real estate loans	34,781	538	(1,385)	403	34,337
Commercial loans	9,431	3,401	(1,641)	34	11,225
Total Business Banking	44,212	3,939	(3,026)	437	45,562

Unallocated	4,602	(247)	—	—	4,355

Total	$70,110	6,915	(7,027)	1,179	71,177

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended September 30, 2011 (in thousands):

	Balance June 30, 2011	Current period provision	Charge-offs	Recoveries	Balance September 30, 2011
Personal Banking:
Residential mortgage loans	$8,463	707	(634)	75	8,611
Home equity loans	7,699	1,465	(588)	20	8,596
Other consumer loans	5,144	1,299	(1,307)	277	5,413
Total Personal Banking	21,306	3,471	(2,529)	372	22,620

Business Banking:
Commercial real estate loans	31,690	3,188	(3,675)	190	31,393
Commercial loans	17,963	1,620	(4,791)	129	14,921
Total Business Banking	49,653	4,808	(8,466)	319	46,314

Unallocated	4,496	(222)	—	—	4,274

Total	$75,455	8,057	(10,995)	691	73,208

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2012 (in thousands):

	Balance December 31, 2011	Current period provision	Charge-offs	Recoveries	Balance September 30, 2012
Personal Banking:
Residential mortgage loans	$8,482	3,017	(3,459)	321	8,361
Home equity loans	8,687	2,078	(2,749)	102	8,118
Other consumer loans	5,325	2,619	(4,327)	1,164	4,781
Total Personal Banking	22,494	7,714	(10,535)	1,587	21,260

Business Banking:
Commercial real estate loans	32,148	6,631	(5,817)	1,375	34,337
Commercial loans	12,080	3,881	(5,009)	273	11,225
Total Business Banking	44,228	10,512	(10,826)	1,648	45,562

Unallocated	4,416	(61)	—	—	4,355

Total	$71,138	18,165	(21,361)	3,235	71,177

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2011 (in thousands):

	Balance December 31, 2010	Current period provision	Charge-offs	Recoveries	Balance September 30, 2011
Personal Banking:
Residential mortgage loans	$6,854	4,190	(2,668)	235	8,611
Home equity loans	7,675	4,586	(3,736)	71	8,596
Other consumer loans	5,810	2,437	(3,816)	982	5,413
Total Personal Banking	20,339	11,213	(10,220)	1,288	22,620

Business Banking:
Commercial real estate loans	35,832	3,092	(8,220)	689	31,393
Commercial loans	15,770	9,560	(10,706)	297	14,921
Total Business Banking	51,602	12,652	(18,926)	986	46,314

Unallocated	4,471	(197)	—	—	4,274

Total	$76,412	23,668	(29,146)	2,274	73,208

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at September, 30, 2012 (in thousands):

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual	Recorded investment in loans past due 90 days or more and still accruing	TDRs
Personal Banking:
Residential mortgage loans	$2,424,276	8,361	24,476	807	3,545
Home equity loans	1,100,879	8,118	9,365	—	630
Other consumer loans	235,693	4,781	1,494	—	—
Total Personal Banking	3,760,848	21,260	35,335	807	4,175

Business Banking:
Commercial real estate loans	1,560,966	34,337	61,632	—	44,996
Commercial loans	406,819	11,225	23,805	—	37,154
Total Business Banking	1,967,785	45,562	85,437	—	82,150

Total	$5,728,633	66,822	120,772	807	86,325

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

The following table provides geographical and delinquency information related to the loan portfolio by portfolio segment and by class of financing receivable at September, 30, 2012 (in thousands):

	Pennsylvania	(1)	New York	(1)	Ohio	(1)	Maryland	(1)	Other	(1)	Total
Recorded investment in loans receivable:
Personal Banking:
Residential mortgage loans	$2,028,697	83.6%	157,552	6.5%	19,261	0.8%	156,528	6.5%	62,238	2.6%	2,424,276	100.0%
Home equity loans	937,206	85.2%	113,844	10.3%	11,186	1.0%	30,919	2.8%	7,724	0.7%	1,100,879	100.0%
Other consumer loans	217,323	92.2%	10,673	4.5%	2,981	1.3%	1,290	0.5%	3,426	1.5%	235,693	100.0%
Total Personal Banking	3,183,226	84.6%	282,069	7.5%	33,428	0.9%	188,737	5.0%	73,388	2.0%	3,760,848	100.0%

Business Banking:
Commercial real estate loans	863,722	55.3%	438,955	28.1%	36,185	2.3%	142,877	9.2%	79,227	5.1%	1,560,966	100.0%
Commercial loans	301,161	74.0%	47,915	11.8%	11,452	2.8%	26,784	6.6%	19,507	4.8%	406,819	100.0%
Total Business Banking	1,164,883	59.3%	486,870	24.7%	47,637	2.4%	169,661	8.6%	98,734	5.0%	1,967,785	100.0%

Total	$4,348,109	75.9%	768,939	13.4%	81,065	1.4%	358,398	6.3%	172,122	3.0%	5,728,633	100.0%

(1) Percentage of total loans receivable per state by class of financing receivable.

	Pennsylvania	(2)	New York	(2)	Ohio	(2)	Maryland	(2)	Other	(2)	Total
Loans 90 or more days delinquent:
Personal Banking:
Residential mortgage loans	$15,856	0.8%	1,292	0.8%	231	1.2%	4,373	2.8%	2,724	4.4%	24,476	1.0%
Home equity loans	5,811	0.6%	1,561	1.4%	131	1.2%	1,486	4.8%	376	4.9%	9,365	0.9%
Other consumer loans	1,452	0.7%	39	0.4%	—	0.0%	—	0.0%	3	0.1%	1,494	0.6%
Total Personal Banking	23,119	0.7%	2,892	1.0%	362	1.1%	5,859	3.1%	3,103	4.2%	35,335	0.9%

Business Banking:
Commercial real estate loans	16,078	1.9%	6,364	1.4%	—	0.0%	5,236	3.7%	7,552	9.5%	35,230	2.3%
Commercial loans	5,305	1.8%	—	0.0%	16	0.1%	1,724	6.4%	2,819	14.5%	9,864	2.4%
Total Business Banking	21,383	1.8%	6,364	1.3%	16	0.0%	6,960	4.1%	10,371	10.5%	45,094	2.3%

Total	$44,502	1.0%	9,256	1.2%	378	0.5%	12,819	3.6%	13,474	7.8%	80,429	1.4%

(2) Percentage of loans 90 or more days delinquent in that state by class of financing receivable.

The following table provides geographical and delinquency information related to the loan portfolio by portfolio segment and by class of financing receivable at December, 31, 2011 (in thousands):

	Pennsylvania	(1)	New York	(1)	Ohio	(1)	Maryland	(1)	Other	(1)	Total
Recorded investment in loans receivable:
Personal Banking:
Residential mortgage loans	$1,978,512	82.5%	159,389	6.6%	19,895	0.8%	168,247	7.0%	71,323	3.1%	2,397,366	100.0%
Home equity loans	925,368	85.3%	104,194	9.6%	11,677	1.1%	33,816	3.1%	9,731	0.9%	1,084,786	100.0%
Other consumer loans	225,827	91.9%	11,191	4.6%	3,022	1.2%	1,417	0.6%	4,232	1.7%	245,689	100.0%
Total Personal Banking	3,129,707	84.0%	274,774	7.4%	34,594	0.9%	203,480	5.5%	85,286	2.2%	3,727,841	100.0%

Business Banking:
Commercial real estate loans	849,702	59.2%	356,868	24.9%	35,882	2.5%	114,839	8.0%	78,476	5.4%	1,435,767	100.0%
Commercial loans	258,775	66.7%	56,128	14.5%	10,072	2.6%	25,942	6.7%	36,994	9.5%	387,911	100.0%
Total Business Banking	1,108,477	60.7%	412,996	22.6%	45,954	2.5%	140,781	7.7%	115,470	6.5%	1,823,678	100.0%

Total	$4,238,184	76.3%	687,770	12.4%	80,548	1.5%	344,261	6.2%	200,756	3.6%	5,551,519	100.0%

(1) Percentage of total loans receivable per state by class of financing receivable.

	Pennsylvania	(2)	New York	(2)	Ohio	(2)	Maryland	(2)	Other	(2)	Total
Loans 90 or more days delinquent:
Personal Banking:
Residential mortgage loans	$16,971	0.9%	1,358	0.9%	305	1.5%	4,436	2.6%	5,151	7.2%	28,221	1.2%
Home equity loans	6,559	0.7%	1,031	1.0%	23	0.2%	1,496	4.4%	451	4.6%	9,560	0.9%
Other consumer loans	2,537	1.1%	54	0.5%	23	0.8%	—	0.0%	53	1.3%	2,667	1.1%
Total Personal Banking	26,067	0.8%	2,443	0.9%	351	1.0%	5,932	2.9%	5,655	6.6%	40,448	1.1%

Business Banking:
Commercial real estate loans	17,753	2.1%	8,625	2.4%	88	0.2%	6,573	5.7%	11,564	14.7%	44,603	3.1%
Commercial loans	5,075	2.0%	281	0.5%	—	0.0%	2,514	9.7%	2,915	7.9%	10,785	2.8%
Total Business Banking	22,828	2.1%	8,906	2.2%	88	0.2%	9,087	6.5%	14,479	12.5%	55,388	3.0%

Total	$48,895	1.2%	11,349	1.7%	439	0.5%	15,019	4.4%	20,134	10.0%	95,836	1.7%

(2) Percentage of loans 90 or more days delinquent in that state by class of financing receivable.

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the nine months ended September 30, 2012 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$24,476	—	—	2,434	26,910	27,248	495
Home equity loans	9,365	—	—	500	9,865	9,776	212
Other consumer loans	1,494	—	—	—	1,494	1,853	28
Total Personal Banking	35,335	—	—	2,934	38,269	38,877	735

Business Banking:
Commercial real estate loans	35,230	26,402	33,593	15,335	110,560	97,340	2,809
Commercial loans	9,864	13,941	18,963	10,031	52,799	52,327	1,409
Total Business Banking	45,094	40,343	52,556	25,366	163,359	149,667	4,218

Total	$80,429	40,343	52,556	28,300	201,628	188,544	4,953

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

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at September 30, 2012 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,420,731	3,545	3,545	886	—
Home equity loans	1,100,249	630	630	174	—
Other consumer loans	235,693	—	—	—	—
Total Personal Banking	3,756,673	4,175	4,175	1,060	—

Business Banking:
Commercial real estate loans	1,504,183	56,783	31,220	5,721	25,563
Commercial loans	374,693	32,126	21,894	1,324	10,232
Total Business Banking	1,878,876	88,909	53,114	7,045	35,795

Total	$5,635,549	93,084	57,289	8,105	35,795

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

Our loan portfolios include certain loans that have been modified in a troubled debt restructuring (TDR) where concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include: extending the note’s maturity date, permitting interest only payments, reducing the interest rate to a rate lower than current market rates for new debt with similar risk, reducing the principal payment, principal forbearance or other actions.  These concessions are applicable to all loan segments and classes. Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

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

During the nine months ended September 30, 2012, two commercial real estate loan TDRs with combined balances of $554,000 were charged off and three commercial loan TDRs with combined balances of $787,000 were paid off.

The following table provides information related to troubled debt restructurings by portfolio segment and by class of financing receivable for the periods indicated (dollars in thousands):

	For the quarter ended September 30, 2012				For the nine months ended September 30, 2012
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	19	$3,422	2,739	729	19	$3,422	2,739	729
Home equity loans	7	724	630	174	7	724	630	174
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	26	4,146	3,369	903	26	4,146	3,369	903

Business Banking:
Commercial real estate loans	25	6,294	6,102	716	35	9,267	9,014	910
Commercial loans	28	7,008	6,778	228	41	20,586	19,159	746
Total Business Banking	53	13,302	12,880	944	76	29,853	28,173	1,656

Total	79	$17,448	16,249	1,847	102	$33,999	31,542	2,559

Troubled debt restructurings that subsequently defaulted:
Personal Banking:
Residential mortgage loans	—	$—	—	—	1	$449	361	117
Home equity loans	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	1	449	361	117

Business Banking:
Commercial real estate loans	1	230	230	23	4	1,381	1,313	81
Commercial loans	8	1,830	819	82	8	1,830	819	82
Total Business Banking	9	2,060	1,049	105	12	3,211	2,132	163

Total	9	$2,060	1,049	105	13	$3,660	2,493	280

The following table provides information related to troubled debt restructurings by portfolio segment and by class of financing receivable for the periods indicated (dollars in thousands):

	For the quarter ended September 30, 2011				For the nine months ended September 30, 2011
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	1	$445	445	127	2	$894	806	244
Home equity loans	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	1	445	445	127	2	894	806	244

Business Banking:
Commercial real estate loans	4	10,168	10,126	1,013	12	13,642	13,331	1,279
Commercial loans	2	2,382	2,382	211	19	20,944	11,380	393
Total Business Banking	6	12,550	12,508	1,224	31	34,586	24,711	1,672

Total	7	$12,995	12,953	1,351	33	$35,480	25,517	1,916

Troubled debt restructurings that subsequently defaulted:
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	$—	—	—
Home equity loans	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—	—	—

Business Banking:
Commercial real estate loans	1	500	496	50	4	1,501	960	251
Commercial loans	1	437	255	—	2	9,740	9,123	887
Total Business Banking	2	937	751	50	6	11,241	10,083	1,138

Total	2	$937	751	50	6	$11,241	10,083	1,138

The following table provides information related to loan delinquencies at September 30, 2012 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$5,971	7,621	24,476	38,068	2,386,208	2,424,276
Home equity loans	5,027	2,116	9,365	16,508	1,084,371	1,100,879
Other consumer loans	4,470	1,424	1,494	7,388	228,305	235,693
Total Personal Banking	15,468	11,161	35,335	61,964	3,698,884	3,760,848

Business Banking:
Commercial real estate loans	18,512	2,544	35,230	56,286	1,504,680	1,560,966
Commercial loans	791	1,855	9,864	12,510	394,309	406,819
Total Business Banking	19,303	4,399	45,094	68,796	1,898,989	1,967,785

Total	$34,771	15,560	80,429	130,760	5,597,873	5,728,633

The following table provides information related to loan delinquencies at December 31, 2011 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$33,671	8,629	28,221	70,521	2,326,845	2,397,366
Home equity loans	7,426	1,953	9,560	18,939	1,065,847	1,084,786
Other consumer loans	4,854	1,787	2,667	9,308	236,381	245,689
Total Personal Banking	45,951	12,369	40,448	98,768	3,629,073	3,727,841

Business Banking:
Commercial real estate loans	10,680	3,122	44,603	58,405	1,377,362	1,435,767
Commercial loans	2,027	4,958	10,785	17,770	370,141	387,911
Total Business Banking	12,707	8,080	55,388	76,175	1,747,503	1,823,678

Total	$58,658	20,449	95,836	174,943	5,376,576	5,551,519

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

The following table sets forth information about credit quality indicators, which were updated during the quarter ended September 30, 2012 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$2,403,993	—	18,910	16	1,357	2,424,276
Home equity loans	1,091,530	—	9,349	—	—	1,100,879
Other consumer loans	234,765	—	928	—	—	235,693
Total Personal Banking	3,730,288	—	29,187	16	1,357	3,760,848

Business Banking:
Commercial real estate loans	1,327,799	81,854	147,063	4,250	—	1,560,966
Commercial loans	326,229	15,415	61,747	3,428	—	406,819
Total Business Banking	1,654,028	97,269	208,810	7,678	—	1,967,785

Total	$5,384,316	97,269	237,997	7,694	1,357	5,728,633

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2011 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$2,373,275	—	22,843	11	1,237	2,397,366
Home equity loans	1,074,512	—	10,274	—	—	1,084,786
Other consumer loans	244,491	—	1,198	—	—	245,689
Total Personal Banking	3,692,278	—	34,315	11	1,237	3,727,841

Business Banking:
Commercial real estate loans	1,211,583	75,981	144,947	3,256	—	1,435,767
Commercial loans	298,597	23,887	62,753	2,674	—	387,911
Total Business Banking	1,510,180	99,868	207,700	5,930	—	1,823,678

Total	$5,202,458	99,868	242,015	5,941	1,237	5,551,519

(5)                                 Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	September 30,	December 31,
	2012	2011
Amortizable intangible assets:
Core deposit intangibles — gross	$30,578	30,578
Acquisitions	—	—
Less: accumulated amortization	(30,056)	(29,549)
Core deposit intangibles — net	522	1,029
Customer and Contract intangible assets — gross	3,779	3,779
Less: accumulated amortization	(2,971)	(2,685)
Customer and Contract intangible assets — net	$808	1,094

The following table shows the actual aggregate amortization expense for the quarter ended and nine months ended September 30, 2012 and 2011, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended September 30, 2012	$219
For the quarter ended September 30, 2011	475
For the nine months ended September 30, 2012	793
For the nine months ended September 30, 2011	1,445
For the year ending December 31, 2012	1,013
For the year ending December 31, 2013	605
For the year ending December 31, 2014	296
For the year ending December 31, 2015	140
For the year ending December 31, 2016	69
For the year ending December 31, 2017	—

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2010	$170,269	1,613	171,882
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Balance at December 31, 2011	170,269	1,613	171,882
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Balance at September 30, 2012	$170,269	1,613	171,882

We performed our annual goodwill impairment test as of June 30, 2012 and concluded that goodwill was not impaired.  At September 30, 2012, there were no changes in our operations that would cause us to update the goodwill impairment test performed as of June 30, 2012.

(6)                             Guarantees

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures.  Collateral may be obtained based on management’s credit assessment of the customer.  At September 30, 2012, the maximum potential amount of future payments we could be required to make under these standby letters of credit was $70.2 million, of which $69.2 million is fully collateralized.  At September 30, 2012, we had a liability, which represents deferred income, of $973,000 related to the standby letters of credit.  There are no recourse provisions that would enable us to recover any amounts from third parties.

(7)                           Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options to purchase 3,119,002 shares of common stock with a weighted average exercise price of $12.28 per share were outstanding during the quarter and nine months ended September 30, 2012 but were not included in the computation of diluted earnings per share for these periods because the options’ exercise price was greater than the average market price of the common shares of $11.98 and $12.17, respectively.  Stock options to purchase 2,636,398 shares of common stock with a weighted average exercise price of $12.32 per share were outstanding during the quarter and nine months ended September 30, 2011 but were not included in the computation of diluted earnings per share for these periods because the options’ exercise price was greater than the average market price of the common shares of $12.06 and $12.15, respectively.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Quarter ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Reported net income	$15,693	16,720	47,235	48,976

Weighted average common shares outstanding	94,422,878	96,918,016	94,277,362	101,866,461
Dilutive potential shares due to effect of stock options	187,778	206,312	314,040	402,466
Total weighted average common shares and dilutive potential shares	94,610,656	97,124,328	94,591,402	102,268,927

Basic earnings per share:	$0.17	0.17	0.50	0.48

Diluted earnings per share:	$0.17	0.17	0.50	0.48

(8)                                 Pension and Other Post-retirement Benefits (in thousands):

Components of net periodic benefit cost

	Quarter ended September 30,
	Pension benefits		Other post-retirement benefits
	2012	2011	2012	2011
Service cost	$1,858	1,429	—	—
Interest cost	1,432	1,363	16	21
Expected return on plan assets	(1,948)	(1,502)	—	—
Amortization of prior service cost	(40)	(40)	—	—
Amortization of the net loss	690	169	13	13
Net periodic benefit cost	$1,992	1,419	29	34

Components of net periodic benefit cost

	Nine months ended September 30,
	Pension benefits		Other post-retirement benefits
	2012	2011	2012	2011
Service cost	$5,573	4,285	—	—
Interest cost	4,297	4,089	49	72
Expected return on plan assets	(5,844)	(4,506)	—	—
Amortization of prior service cost	(120)	(120)	—	—
Amortization of the net loss	2,070	507	38	39
Net periodic benefit cost	$5,976	4,255	87	111

We made no contribution to our pension or other post-retirement benefit plans during the nine months ended September 30, 2012.  Once determined, we anticipate making a tax-deductible contribution to our defined benefit pension plan for the year ending December 31, 2012.

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At September 30, 2012 and December 31, 2011, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of financial instruments included in the consolidated statement of financial condition at September 30, 2012 and December 31, 2011:

	September 30, 2012					December 31, 2011
	Carrying	Estimated				Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3	amount	fair value
Financial assets:
Cash and cash equivalents	$638,068	638,068	638,068	—	—	688,297	688,297
Securities available-for-sale	951,879	951,879	20,068	922,981	8,830	908,349	908,349
Securities held-to-maturity	167,739	174,821	—	174,821	—	231,389	239,412
Loans receivable, net	5,657,456	5,982,671	14,152	—	5,968,519	5,480,381	5,839,674
Accrued interest receivable	25,324	25,324	25,324	—	—	24,599	24,599
FHLB Stock	46,834	46,834	—	—	—	48,935	48,935
Total financial assets	$7,487,300	7,819,597	697,612	1,097,802	5,977,349	7,381,950	7,749,266

Financial liabilities:
Savings and checking accounts	$3,862,772	3,862,772	3,862,772	—	—	3,495,508	3,495,508
Time deposits	1,961,984	2,004,067	—	—	2,004,067	2,284,817	2,329,451
Borrowed funds	855,552	914,459	160,019	—	754,440	827,925	899,547
Junior subordinated debentures	103,094	117,059	—	—	117,059	103,094	116,725
Cash flow hedges - swaps	13,932	13,932	—	13,932	—	13,637	13,637
Accrued interest payable	1,111	1,111	1,111	—	—	1,104	1,104
Total financial liabilities	$6,798,445	6,913,400	4,023,902	13,932	2,875,566	6,726,085	6,855,972

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both September 30, 2012 and December 31, 2011.  There were no transfers of financial instruments between Level 1 and Level 2 during the nine months ended September 30, 2012.

The following table represents assets and liabilities measured at fair value on a recurring basis at September 30, 2012 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$20,068	—	—	20,068

Debt securities:
U.S. government and agencies	—	41	—	41
Government sponsored enterprises	—	124,354	—	124,354
States and political subdivisions	—	141,863	—	141,863
Corporate	—	11,465	8,830	20,295
Total debt securities	—	277,723	8,830	286,553

Residential mortgage-backed securities:
GNMA	—	42,438	—	42,438
FNMA	—	117,605	—	117,605
FHLMC	—	58,844	—	58,844
Non-agency	—	703	—	703
Collateralized mortgage obligations:
GNMA	—	28,960	—	28,960
FNMA	—	161,442	—	161,442
FHLMC	—	211,657	—	211,657
SBA	—	16,421	—	16,421
Non-agency	—	7,188	—	7,188
Total mortgage-backed securities	—	645,258	—	645,258

Interest rate swaps	—	(13,932)	—	(13,932)

Total assets	$20,068	909,049	8,830	937,947

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2011 (in thousands):

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

The table below presents a reconciliation of debt securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Quarter ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Beginning balance	$8,296	9,040	9,657	9,209

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	—	—	—
Included in other comprehensive income	534	881	(827)	712

Purchases	—	—	—	—
Sales	—	—	—	—
Transfers in to Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance	$8,830	9,921	8,830	9,921

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at September 30, 2012 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans measured for impairment	$—	—	49,184	49,184

Real estate owned	—	—	29,291	29,291

Total assets	$—	—	78,475	78,475

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2012 (dollar amounts in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)

Debt securities	$8,830	Discounted cash flow	Discount margin	0.35% to 2.10% (0.67)%
			Default rates	2.00%
			Prepayment speeds	1.00% annually

Loans measured for impairment	49,184	Appraisal value (1)	N/A	N/A

Real estate owned	29,291	Appraisal value (1)	N/A	N/A

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

(10)                          Mortgage Loan Servicing

Mortgage servicing assets are recognized as separate assets when servicing rights are created through loan originations and the underlying loan is sold.  Upon sale, the mortgage servicing right (“MSR”) is established, which represents the then-fair value of future net cash flows expected to be realized for performing the servicing activities.  The fair value of the MSRs are estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions.  In determining the fair value of the MSRs, stochastic modeling is performed using variables such as the forward yield curve, prepayment rates, annual service cost, average life expectancy and option adjusted spreads.  MSRs are amortized against mortgage banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.  MSRs are recorded in other assets on the consolidated statements of financial condition.

Capitalized MSRs are evaluated quarterly for impairment based on the estimated fair value of those rights.  The MSRs are stratified by certain risk characteristics, primarily loan term and note rate.  If impairment exists within a risk stratification tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the fair value.  If it is later determined all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced or eliminated.  We do not directly hedge against realized or potential future impairment losses on our MSRs.

The following table shows changes in MSRs at and for the quarter ended September 30, 2012 (in thousands):

			Net
			carrying
	Servicing	Valuation	value and
	rights	allowance	fair value

Balance at June 30, 2012	$3,503	(84)	3,419
Additions/ (reductions)	438	84	522
Amortization	(553)	—	(553)
Balance at September 30, 2012	$3,388	—	3,388

The following table shows changes in MSRs at and for the nine months ended September 30, 2012 (in thousands):

			Net
			carrying
	Servicing	Valuation	value and
	rights	allowance	fair value

Balance at December 31, 2011	$3,655	—	3,655
Additions/ (reductions)	1,780	—	1,780
Amortization	(2,047)	—	(2,047)
Balance at September 30, 2012	$3,388	—	3,388

The following table shows changes in MSRs at and for the quarter ended September 30, 2011 (in thousands):

			Net
			carrying
	Servicing	Valuation	value and
	rights	allowance	fair value

Balance at June 30, 2011	$4,842	—	4,842
Additions/ (reductions)	510	—	510
Amortization	(854)	—	(854)
Balance at September 30, 2011	$4,498	—	4,498

The following table shows changes in MSRs at and for the nine months ended September 30, 2011 (in thousands):

			Net
			carrying
	Servicing	Valuation	value and
	rights	allowance	fair value

Balance at December 31, 2010	$5,969	—	5,969
Additions/ (reductions)	1,145	—	1,145
Amortization	(2,616)	—	(2,616)
Balance at September 30, 2011	$4,498	—	4,498

The following table presents additional information about the inputs used to determine the fair value of our MSRs at the periods indicated:

	September 30,	September 30,
	2012 *	2011 **
	(Weighted average)

Forward yield curve (5 year LIBOR swap)	0.8%	1.3%
Prepayment rates	20.0%	20.6%
Annual service cost per loan	$67	$67
Average life expectancy (months)	52	49
Option adjusted spread (basis points)	800	—
Discount rate	—	10.5%

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

We entered into four interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV.  The first two swaps modify the re-pricing characteristics of Trust III, wherein (i) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.20% to the same counterparty calculated on a notional amount of $25.0 million and (ii) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The terms of these two swaps are five years and ten years, which expire September 2013 and September 2018, respectively.  The second two swaps modify the re-pricing characteristics of Trust IV, wherein (i) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and (ii) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The terms of these two swaps are seven years and ten years, which expire September 2015 and September 2018, respectively.  The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contracts is not significant.  At September 30, 2012, $14.5 million was pledged as collateral to the counterparty.

At September 30, 2012, the fair value of the swap agreements was $(13.9) million and was the amount we would have expected to pay if the contracts were terminated.  There was no material hedge ineffectiveness for these swaps.

The following table shows liability derivatives, included in other liabilities, at September 30, 2012 and December 31, 2011 (in thousands):

	September 30,	December 31,
	2012	2011
Fair value	$13,932	13,637
Notional amount	100,000	100,000
Collateral posted	14,455	13,855

(12)                          Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

Toth v. Northwest Savings Bank

On May 7, 2012, we were named as a defendant in an alleged class action lawsuit filed in the Court of Common Pleas of Allegheny County, Pennsylvania, captioned as Toth v. Northwest Savings Bank, No. GD-12-8014. The Complaint challenges the manner in which debit card transaction overdraft fees were charged and the policies related to the posting order of debit card transactions. The Complaint asserts various claims under state law and seeks compensatory damages and attorneys’ fees. We filed preliminary objections seeking dismissal of the case on June 29, 2012.  In response, the plaintiff filed an Amended Complaint on September 6, 2012.  We intend to vigorously defend against the plaintiff’s claims and to oppose any effort to certify a class in this case. At this stage of the lawsuit, it is not yet possible to estimate potential losses, if any. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of this proceeding will have a material adverse effect on our financial position, or cash flows; although, at the present time, management is not in a position to determine whether such proceeding will have a material adverse effect on our results of operations in any future quarterly reporting period.

Daly v. Northwest Savings Bank

On July 11, 2011, we were named as a defendant in an alleged class action lawsuit filed in the United States District Court for the Western District of Pennsylvania, captioned as Daly v. Northwest Savings Bank, No. 2:11-cv-00911-DSC. The Complaint challenges the credit disclosures provided to residential mortgage loan applicants and the policies related to the residential mortgage loan application process and the prequalification request process. The Complaint asserts statutory claims under the Fair Credit Reporting Act, 15 U.S.C. 1681g(g), and seeks statutory damages and attorneys’ fees. We have filed a motion for summary judgment and intend to continue to vigorously defend against the plaintiff’s claims. The plaintiff has filed a motion for class certification and we subsequently filed an opposition. Both motions are presently pending before the Court. At this stage of the lawsuit, it is not yet possible to estimate potential losses, if any. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of this proceeding will have a material adverse effect on our financial position, or cash flows; although, at the present time, management is not in a position to determine whether such proceeding will have a material adverse effect on our results of operations in any future quarterly reporting period.

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

Allowance for Loan Losses.  Provisions for estimated loan losses and the amount of the allowance for loan losses are based on losses inherent in the loan portfolio that are both probable and reasonably estimable as of the date of the financial statements. Management believes, to the best of their knowledge, that all known losses as of the statement of condition dates have been recorded.

For all classes of loans, management considers a loan to be impaired when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the loan agreement. In evaluating whether a loan is impaired, management considers not only the amount that we expect to collect but also the timing of collection. Generally, if a delay in payment is insignificant (e.g., less than 30 days), a loan is not deemed to be impaired.

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

Valuation of Investment Securities.  Unrealized gains or losses, net of deferred taxes, on available for sale securities are reported as a separate component of shareholders’ equity and on the statement of comprehensive income.  In general, fair value is based upon quoted market prices of identical assets, when available.  If quoted market prices are not available, fair value is based upon valuation models that use cash flow, security structure and other observable information.  Where sufficient data is not available to produce a fair valuation of a specific security, fair value is based on broker quotes for similar assets.  Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value.  Adjustments may include unobservable parameters, among other things.  Semi-annually (as of May 31 and November 30) we receive quoted market prices from a second independent pricing service.

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

Goodwill.  Goodwill is not subject to amortization but must be evaluated for impairment at least annually and possibly more frequently if certain events or changes in circumstances arise that could negatively affect its value.  Under a quantitative approach, impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill.  Reporting units are identified based upon analyzing each of our individual operating segments.  A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews.  Determining the fair value of a reporting unit requires a high degree of subjective management judgment.  We have established June 30th of each year as the date for conducting the annual goodwill impairment assessment.  As of June 30, 2012, through the assistance of an external third party, we performed an impairment test on goodwill.  We valued each reporting unit by using a weighted average of four valuation methodologies; comparable transaction approach, control premium approach, public market peers approach and discounted cash flow approach.  Declines in fair value could result in impairment being identified.  At June 30, 2012, we did not identify any individual reporting units where the fair value was less than the carrying value.  No events or material changes have occurred since that date that would require an updated evaluation. Future changes in the economic environment or the operations of the operating units could cause changes to the variables used, which could give rise to declines in the estimated fair value of the reporting units.

Deferred Income Taxes.  We use the asset and liability method of accounting for income taxes.  Using this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets.  These judgments require us to make projections of future taxable income.  The judgments and estimates made in determining our deferred tax assets, which are inherently subjective, are reviewed on an ongoing basis as regulatory and business factors change.  A reduction in estimated future taxable income could require us to record a valuation allowance which could result in increased income tax expense, and could negatively affect earnings.

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

Executive Summary and Comparison of Financial Condition

Total assets at September 30, 2012 were $8.048 billion, an increase of $90.0 million, or 1.1%, from $7.958 billion at December 31, 2011.  This increase in assets was due to an increase in loans receivable of $177.1 million, which was partially offset by decreases in total cash, interest-earning deposits and marketable securities of $70.3 million and other assets of $23.6 million. The net increase in total assets primarily resulted from a net increase in funding sources as deposits and borrowed funds increased by $44.4 million and $27.6 million, respectively, and shareholder’s equity grew by $19.7 million primarily driven by earnings.

Loans receivable increased by $177.1 million, or 3.2%, to $5.729 billion at September 30, 2012, from $5.552 billion at December 31, 2011.  Loan demand was strong during the nine months ended September 30, 2012, with originations of $1.749 billion.  Due to our continued efforts to expand business banking relationships, our business banking loan portfolio increased by $144.1 million, or 7.9%, to $1.968 billion at September 30, 2012 from $1.824 billion at December 31, 2011. Commercial real estate loans and commercial loans increased during the first nine months of the year by $125.2 million, or 8.7%, and $18.9 million, or 4.9%, respectively.  Our personal banking loan portfolio increased by $33.0 million, or 0.9%, to $3.761 billion at September 30, 2012 from $3.728 billion at December 31, 2011.  With consumers taking advantage of continued low interest rates on loans secured by residential properties, mortgage loans increased by $26.9 million, or 1.1%, and home equity loans increased by $16.1 million, or 1.5%.  These increases were partially offset by a decrease in consumer loans of $10.0 million, or 4.1%.

Total deposits increased by $44.4 million, or 0.8%, to $5.825 billion at September 30, 2012 from $5.780 billion at December 31, 2011.  Deposit balances increased across all product types with the exception of time deposits. Noninterest-bearing demand deposits increased by $105.2 million, or 16.0%, to $763.8 million at September 30, 2012 from $658.6 million at December 31, 2011. Interest-bearing demand deposits increased by $41.7 million, or 5.2%, to $842.4 million at September 30, 2012 from $800.7 million at December 31, 2011. Savings deposits, including insured money fund accounts, increased by $220.3 million, or 10.8%, to $2.257 billion at September 30, 2012 from $2.036 billion at December 31, 2011. Time deposits decreased by $322.8 million, or 14.1%, to $1.962 billion at September 30, 2012 from $2.285 billion at December 31, 2011.  We believe this continued movement of funds from time deposits to other deposit products reflects depositors’ concerns about the current economic environment and their desire to retain liquidity and flexibility for the possibility of a future increase in market interest rates.

Borrowed funds increased by $27.7 million, or 3.3%, to $855.6 million at September 30, 2012, from $827.9 million at December 31, 2011 due to an increase in corporate sweep repurchase agreements. None of our FHLB advances matured during the quarter and the next scheduled maturity is in 2015.

Total shareholders’ equity at September 30, 2012 was $1.175 billion, or $12.00 per share, an increase of $19.7 million, or 1.7%, from $1.155 billion, or $11.85 per share, at December 31, 2011.  This increase was primarily attributable to net income of $47.2 million and other comprehensive income of $3.6 million, which was partially offset by cash dividends paid of $34.3 million and the repurchase of common stock of $2.2 million.

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

At September 30, 2012

			Minimum capital		Well capitalized
	Actual		requirements *		requirements *
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,177,648	22.91%	—	—	—	—
Northwest Savings Bank	1,038,223	20.30%	409,161	8.00%	511,451	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,110,124	21.59%	—	—	—	—
Northwest Savings Bank	973,909	19.04%	204,580	4.00%	306,870	6.00%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,110,124	14.04%	—	—	—	—
Northwest Savings Bank	973,909	12.36%	315,250	4.00%	394,063	5.00%

At December 31, 2011

			Minimum capital		Well capitalized
	Actual		requirements *		requirements *
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,155,490	23.14%	—	—	—	—
Northwest Savings Bank	982,156	19.78%	397,302	8.00%	496,627	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,092,787	21.88%	—	—	—	—
Northwest Savings Bank	919,807	18.52%	198,651	4.00%	297,976	6.00%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,092,787	13.98%	—	—	—	—
Northwest Savings Bank	919,807	11.81%	311,431	4.00%	389,288	5.00%

* Currently the Federal Reserve does not have capital requirements established for Savings and Loan holding companies.

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations.  Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at September 30, 2012 was 16.4%.  We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments.  As of September 30, 2012 Northwest had $1.918 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, as well as $194.0 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

We paid $11.5 million and $11.1 million in cash dividends during the quarters ended September 30, 2012 and 2011, respectively, and $34.3 million and $33.2 million during the nine months ended September 30, 2012 and 2011, respectively.  Dividends paid for the quarter ended and nine months ended September 30, 2012 increased compared to the same periods in the prior year due to an increase in dividends per share of $0.01 and $0.04, respectively. This increase was partially offset by the large number of shares of common stock that were repurchased and retired during 2011.  The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 70.1% and 64.7% on dividends of $0.12 and $0.11 for the quarters ended September 30, 2012 and 2011, respectively.  The common stock dividend payout ratio for the nine month periods ended September 30, 2012 and 2011 was 72.0% and 66.7%, respectively, on dividends of $0.36 and $0.32 per share, respectively.  The Board of Directors declared a cash dividend of $0.12 per share payable on November 15, 2012 to shareholders of record as of November 1, 2012.  This represents the 72nd consecutive quarter we have paid a cash dividend. On October 19, 2012 Northwest paid a dividend of $175.0 million to the Company as part of our on-going capital management strategy.

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

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Personal Banking:
Residential mortgage loans	$24,476	28,221
Home equity loans	9,365	9,560
Other consumer loans	1,494	2,667
Total Personal Banking	35,335	40,448
Business Banking:
Commercial real estate loans	61,632	62,494
Commercial loans	23,805	28,163
Total Business Banking	85,437	90,657
Total nonaccrual loans	120,772	131,105

Total nonaccrual loans as a percentage of total loans	2.11%	2.36%
Total real estate acquired through foreclosure and other real estate owned (“REO”)	29,291	26,887
Total nonperforming assets	$150,063	157,992
Total nonperforming assets as a percentage of total assets	1.86%	1.99%

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment.  Impaired loans at September 30, 2012 and December 31, 2011 were $201.6 million and $179.4 million, respectively.

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

The loans that have been classified as substandard or doubtful and are greater than $1,000,000 are reviewed by the Credit Administration department for possible impairment.  A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including both contractual principal and interest payments.

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

We utilize a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses.  As part of the analysis as of September 30, 2012, we considered the economic conditions in our markets, such as the unemployment and bankruptcy levels as well as changes in real estate collateral values.  In addition, we considered the overall trends in asset quality, specific reserves already established for criticized loans, historical loss rates and collateral valuations.  As a result of this analysis, the allowance for loan losses of $71.2 million, or 1.24% of total loans at September 30, 2012 remained consistent with the December 31, 2011 levels. Business banking loans typically have the highest reserve factors and historical loss ratios.   Given the robust growth in our business banking portfolio the existing level of allowance for loan losses remains appropriate.

We also consider how the level of nonperforming loans and historical charge-offs have influenced the required amount of allowance for loan losses.   Nonperforming loans of $120.8 million, or 2.11% of total loans, at September 30, 2012 decreased by $10.3 million, or 7.9%, from $131.1 million, or 2.36% of total loans, at December 31, 2011.  As a percentage of average loans, annualized net charge-offs decreased to 0.43% for the nine months ended September 30, 2012 compared to 0.65% for the nine months ended September 30, 2011.  Additionally, criticized loans decreased by $4.8 million, or 1.4%, to $344.3 million at September 30, 2012 compared to $349.1 million at December 31, 2011.  We believe all known losses as of the balance sheet dates have been recorded.

Comparison of Operating Results for the Quarters Ended September 30, 2012 and 2011

Net income for the quarter ended September 30, 2012 was $15.7 million, or $0.17 per diluted share, a decrease of $1.0 million, or 6.1%, from $16.7 million, or $0.17 per diluted share, for the same quarter last year.  The decrease in net income resulted from an increase in noninterest expense of $1.9 million and a decrease in net interest income of $1.0 million. Partially offsetting these factors were an increase in noninterest income of $425,000 and decreases in the provision for loan losses of $1.2 million and income tax expense of $304,000. A discussion of significant changes follows.  Annualized, net income for the quarter ended September 30, 2012 represents a 5.37% and 0.78% return on average equity and return on average assets, respectively, compared to 5.62% and 0.83% for the same quarter last year.

Interest Income

Total interest income decreased by $5.8 million, or 6.5%, to $84.2 million for the quarter ended September 30, 2012 due to a decrease in the average yield earned on interest earning assets partially offset by a shift in the average balance of interest-earning assets from cash and investments into loans.  The average yield on interest earning assets decreased to 4.52% for the quarter ended September 30, 2012 from 4.79% for the quarter ended September 30, 2011.  The average yield on all categories of interest earning assets, with the exception of other interest earning deposits and cash dividends on FHLB stock, decreased when compared to the prior year period.  Average interest earning assets decreased by $46.1 million, or 0.6%, to $7.421 billion for the quarter ended September 30, 2012 from $7.467 billion for the quarter ended September 30, 2011.

Interest income on loans decreased $3.5 million, or 4.3%, to $77.1 million for the quarter ended September 30, 2012 compared to $80.6 for the quarter ended September 30, 2011.  This decrease was due to the decrease in the average yield on loans receivable to 5.39% for the quarter ended September 30, 2012 from 5.82% for the quarter ended September 30, 2011.  The decrease in average yield is primarily attributable to our variable rate loans adjusting downward as re-pricing dates occur, refinancing by customers of our existing portfolio and increased pricing competition on new loan originations.  This decrease in average yield was partially offset by an increase in the average balance of loans receivable.  The balance of average loans receivable increased by $212.6 million, or 3.9%, to $5.703 billion for the quarter ended September 30, 2012 from $5.491 billion for the quarter ended September 30, 2011. Leading this increase was growth in our business banking loan portfolio which was facilitated by our emphasis on building quality business banking relationships.  We believe the growth in our mortgage and home equity loan portfolios was primarily the result of consumers taking advantage of historically low interest rates to refinance and consolidate other debt.

Interest income on mortgage-backed securities decreased by $1.6 million, or 28.9%, to $3.9 million for the quarter ended September 30, 2012 from $5.5 million for the quarter ended September 30, 2011.  This decrease is the result of decreases in both the average balance and average yield. The average balance of mortgage-backed securities decreased by $135.5 million, or 15.8%, to $722.4 million for the quarter ended September 30, 2012 from $857.9 million for the quarter ended September 30, 2011 due primarily to redirecting cash flow to fund new loan originations.  The average yield on mortgage-backed securities decreased to 2.18% for the quarter ending September 30, 2012 from 2.58% for the quarter ending September 30, 2011. The decrease in average yield resulted from variable rate securities continuing to re-price downward and the purchase of mortgage-backed securities at lower interest rates than the existing portfolio yield.

Interest income on investment securities decreased by $732,000, or 20.7%, to $2.8 million for the quarter ended September 30, 2012 from $3.5 million for the quarter ended September 30, 2011, due to decreases in both the average balance and the average yield.  The average balance of investment securities decreased by $62.8 million, or 15.2%, to $350.1 million for the quarter ended September 30, 2012 from

$412.9 million for the quarter ended September 30, 2011 due primarily to bonds that matured and were called. The average yield on investment securities decreased to 3.20% for the quarter ended September 30, 2012 from 3.42% for the quarter ended September 30, 2011, primarily as a result of higher rate municipal securities being called and replaced with government agency securities with lower market interest rates.

Interest income on interest-earning deposits decreased by $29,000, or 7.4%, to $364,000 for the quarter ended September 30, 2012 from $393,000 for the quarter ended September 30, 2011.  This decrease is due to the use of cash to fund new loans causing the average balance of interest-earning deposits to decrease by $54.9 million, or 8.4%, to $598.1 million for the quarter ended September 30, 2012 from $653.0 million for the quarter ended September 30, 2011.  The average yield on interest-earning deposits remained unchanged at 0.24% for the quarters ended September 30, 2012 and 2011.

Interest Expense

Interest expense decreased by $4.8 million, or 20.8%, to $18.2 million for the quarter ended September 30, 2012 from $23.0 million for the quarter ended September 30, 2011.  This decrease in interest expense was due to decreases in both the average cost and the average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased to 1.20% for the quarter ended September 30, 2012 from 1.49% for the quarter ended September 30, 2011.  Average interest-bearing liabilities decreased by $95.2 million, or 1.6%, to $6.017 billion for the quarter ended September 30, 2012 from $6.112 billion for the quarter ended September 30, 2011.  The decrease in the cost of funds resulted primarily from continued decreases in the level of market interest rates which enabled us to reduce the rate of interest paid on all deposit products.  In addition, there continues to be a shift from time deposits to low cost deposits such as checking, savings and insured money fund accounts. The average balance of time deposits decreased by $346.4 million, while all other deposit types increased by $235.5 million in the current quarter, when compared to the same period last year.

Net Interest Income

Net interest income decreased by $1.0 million, or 1.5%, to $66.0 million for the quarter ended September 30, 2012 from $67.0 million for the quarter ended September 30, 2011.  This decrease is attributable to the factors discussed above.  Despite the challenging interest rate environment, our interest rate spread increased to 3.32% for the quarter ended September 30, 2012 from 3.29% for the quarter ended September 30, 2011.  This is primarily due to the shift in asset mix from cash and marketable securities to higher yielding loans and the shift from time deposits to lower cost deposits. In addition, total interest-bearing liabilities decreased by twice the amount of interest-earning assets.

Provision for Loan Losses

The provision for loan losses decreased by $1.2 million, or 14.2%, to $6.9 million for the quarter ended September 30, 2012 from $8.1 million for the quarter ended September 30, 2011.  This decrease is primarily the result of a decrease in classified loans of $13.1 million, or 5.0%, to $247.0 million at September 30, 2012 from $260.1 million at September 30, 2011. Additionally, loans 90 days or more delinquent were at the lowest level in more than four years, decreasing $31.8 million, or 33.2%, to $80.4 million at September 30, 2012, compared to $112.2 million at September 30, 2011.  Partially offsetting the reduction in the required provision resulting from these improvements was an additional provision for two large loans that were downgraded to doubtful.

In determining the amount of the current period provision, we considered the current economic conditions, including unemployment levels and bankruptcy filings, changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss factors.  We also consider net charge-offs, which for the quarter ended September 30, 2012 were $5.8 million compared to $10.3 million for the quarter ended September 30, 2011, a reduction of 43.2%.  Annualized net charge-offs to average loans decreased to 0.41% for the quarter ended September 30, 2012 from 0.75% for the quarter ended September 30, 2011. We also analyzed the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that was recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.  We believe, to the best of our knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income

Noninterest income increased by $425,000, or 2.9%, to $14.9 million for the quarter ended September 30, 2012 from $14.5 million for the quarter ended September 30, 2011.  The increase is primarily attributable to increases in mortgage banking income and service charges and fees.  Mortgage banking income increased by $1.1 million, or 271.0%, to $1.5 million for the quarter ended September 30, 2012 from $400,000 for the quarter ended September 30, 2011 due to the increased number of residential mortgage loans sold into the secondary market at favorable pricing.  Service charges and fees increased by $273,000, or 3.2%, to $8.8 million from $8.5 million for the same period last year.  This increase is primarily attributable to increases in the number of loan and deposit relationships we have secured over the past year. Partially offsetting these increases were decreases in income from bank owned life insurance and insurance commission income.  Income on bank owned life insurance decreased by $790,000, or 40.8%, to $1.1 million for the quarter ended September 30, 2012 from $1.9 million for the quarter ended September 30, 2011 due to the payment of benefits on two policies during the third quarter of 2011.  Insurance commission income decreased by $316,000, or 17.6%, to $1.5 million for the quarter ended September 30, 2012 from $1.8 million for the quarter ended September 30, 2011, due to decreased sales of loan insurance by our consumer finance subsidiary.

Noninterest Expense

Noninterest expense increased by $1.9 million, or 3.8%, to $51.8 million for the quarter ended September 30, 2012 from $49.9 million for the quarter ended September 30, 2011.  This increase is primarily the result of increases in compensation and employee benefits expense, professional services and processing expenses.  Compensation and employee benefits expense increased by $2.2 million, or 8.3%, to $28.2 million for the quarter ended September 30, 2012 from $26.0 million for the quarter ended September 30, 2011.  This increase is attributable to increases in health insurance costs and the addition of 77 full time equivalent employees this year.  This increase in personnel has primarily been a result of our efforts to improve our credit and compliance oversight.  Professional services increased by $701,000, or 56.6%, to $1.9 million for the quarter ended September 30, 2012 from $1.2 million for the quarter ended September 30, 2011 primarily due to ongoing internal audit outsourcing and compliance management system enhancements.  Processing expenses increased by $444,000, or 7.5% to $6.3 million for the quarter ended September 30, 2012 from $5.9 million in the same period last year.  This increase is primarily due to increased software licensing fees and expense related to our ATM replacement program.  These increases were partially offset by decreases in marketing expense and other expense.  Marketing expense decreased by $958,000, or 34.4%, to $1.8 million for the quarter ended September 30, 2012 from $2.8 million for the quarter ended September, 2011. This decrease was due to the timing of several major campaigns.  Other expense decreased by $258,000, or 9.3%, to $2.5 million for the quarter ended September 30, 2012 from $2.8 million for the quarter ended September 30, 2011 primarily due to the timing of charitable contributions.

Income Taxes

The provision for income taxes for the quarter ended September 30, 2012 decreased by $304,000, or 4.5%, to $6.5 million, compared to the same period last year.  This decrease in income tax is primarily a result of a decrease in income before income taxes of $1.3 million, or 5.7%.  Our effective tax rate for the quarter ended September 30, 2012 was 29.3% compared to 29.0% for the prior year period.  The current year effective tax rate was affected by a decrease in tax-free municipal securities income of $625,000, or 21.9%, compared to last year.

Comparison of operating results for the nine months ended September 30, 2012 and 2011

Net income for the nine months ended September 30, 2012 was $47.2 million, or $0.50 per diluted share, a decrease of $1.8 million, or 3.6%, from $49.0 million, or $0.48 per diluted share, for the same period last year.  The decrease in net income resulted primarily from decreases in net interest income of $3.3 million and noninterest income of $686,000 as well as an increase in noninterest expense of $3.2 million.  These changes were partially offset by a decrease in provision for loan losses of $5.5 million.  A discussion of significant changes follows.  Annualized, net income for the nine months ended September 30, 2012 represents a 5.42% and 0.79% return on average equity and return on average assets, respectively, compared to 5.25% and 0.81% for the same period last year.

Interest Income

Total interest income decreased by $15.7 million, or 5.8%, to $255.5 million for the nine months ended September 30, 2012 due to both a decrease in the average yield earned on interest earning assets and a decrease in the average balance of interest earning assets.  The average yield on interest earning assets decreased to 4.60% for the nine months ended September 30, 2012 from 4.80% for the nine months ended September 30, 2011.  The average yield on all categories of interest earning assets, with the exception of other interest earning deposits and cash dividends on FHLB stock, decreased compared to the same period last year.  Average interest earning assets decreased by $114.1 million, or 1.5%, to $7.407 billion for the nine months ended September 30, 2012 from $7.521 billion for the nine months ended September 30, 2011.

Interest income on loans decreased by $8.3 million, or 3.5%, to $232.7 million for the nine months ended September 30, 2012 from $241.0 million for the nine months ended September 30, 2011.  The average yield on loans receivable decreased to 5.51% for the nine months ended September 30, 2012 from 5.84% for the nine months ended September 30, 2011. The decrease in average yield is primarily attributable to the interest rates on variable rate loans adjusting downward as market interest rates have continued to decrease, refinancing by customers of our existing portfolio and the origination of new loans in a lower interest rate and highly competitive environment.  This decrease was partially offset by an increase in the average balance of loans receivable of $139.9 million, or 2.5%, to $5.637 billion from $5.497 billion at September 30, 2011. This increase is primarily attributable to our emphasis on expanding our traditional mortgage and home equity loan niche and continuing to build commercial loan and commercial real estate loan relationships.

Interest income on mortgage-backed securities decreased by $5.4 million, or 29.0%, to $13.0 million for the nine months ended September 30, 2012 from $18.4 million for the nine months ended September 30, 2011. This decrease is the result of decreases in both the average balance and average yield.  The average balance of mortgage-backed securities decreased by $156.8 million, or 17.4%, to $743.6 million for the nine months ended September 30, 2012 from $900.4 for the nine months ended September 30, 2011 due primarily to redirecting cash flows to fund increased loan demand and repurchase common stock.  The average yield on mortgage-backed securities decreased to 2.34% for the nine months ended September 30, 2012 from 2.72% for the nine months ended September 30, 2011.  The decrease in average yield resulted from adjustable rate mortgage-backed securities re-pricing downward and purchasing mortgage-backed securities during this period of historically low market interest rates.

Interest income on investment securities decreased by $2.0 million, or 19.1%, to $8.6 million for the nine months ended September 30, 2012 from $10.6 million for the nine months ended September 30, 2011. This decrease is the result of decreases in both the average balance and average yield.  The average balance of investment securities decreased by $52.2 million, or 13.5%, to $334.8 million for the nine months ended September 30, 2012 from $387.0 million for the nine months ended September 30, 2011, due primarily to called and maturing bonds.  The average yield on investment securities decreased to 3.41% for the nine months ended September 30, 2012 from 3.65% for the nine months ended September 30, 2011, as a result of municipal and government agency bonds with higher interest rates being called.

Interest income on interest-earning deposits decreased by $72,000, or 5.6%, to $1.2 million for the nine months ended September 30, 2012 from $1.3 million for the nine months ended September 30, 2011.  This decrease is due to the average balance decreasing by $36.9 million, or 5.4%, to $644.6 million for the nine months ended September 30, 2012 from $681.5 million for the nine months ended September 30, 2011.  The average balance decreased due to increased loan demand and a decrease in time deposit balances.  The average yield on interest-earning deposits remained unchanged at 0.25% for the nine months ended September 30, 2012 and 2011.

Interest Expense

Interest expense decreased by $12.3 million, or 17.5%, to $58.2 million for the nine months ended September 30, 2012 from $70.5 million for the nine months ended September 30, 2011.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities of 0.25% to 1.29% for the nine months ended September 30, 2012 from 1.54% for the nine months ended September 30, 2011. In addition, the average balance of interest-bearing liabilities decreased by $104.2 million, or 1.7%, to $6.030 billion for the nine months ended September 30, 2012 from $6.134 billion for the nine months ended September 30, 2011.  The decrease in the cost of funds was primarily due to a decrease in the level of market interest rates resulting in a decrease in the rates on all deposit products.  The decrease in interest-bearing liabilities is the result of a decrease in average balance of time deposits of $275.1 million, or 11.6%, as consumers continue to forgo the nominal increases in return that time deposits provide in favor of more liquid alternatives during this period of historically low interest rates.

Net Interest Income

Net interest income decreased by $3.3 million, or 1.7%, to $197.4 million for the nine months ended September 30, 2012 from $200.7 million for the nine months ended September 30, 2011.  This decrease in net interest income was attributable to the factors discussed above as well as a decrease in total interest-earning assets.  Our net interest rate spread increased to 3.31% for the nine months ended September 30, 2012 from 3.27% for the nine months ended September 30, 2011, while our net interest margin decreased slightly to 3.55% from 3.56% for the same periods.

Provision for Loan Losses

The provision for loan losses decreased by $5.5 million, or 23.3%, to $18.2 million for the nine months ended September 30, 2012 from $23.7 million for the nine months ended September 30, 2011.  Facilitating this decrease was the reduction in some of the loss factors used to determine the reserve requirement for loans collectively evaluated for impairment as well as improved credit quality over the last twelve months.  Total nonperforming loans decreased $40.6 million, or 31.0%, to $120.8 million at September 30, 2012 compared to $161.4 at September 30, 2011. Total criticized loans decreased by $16.2 million, or 4.5%, to $344.3 million at September 30, 2012 from $360.5 million at September 30, 2011. Additionally, total loan delinquency decreased $26.9 million, or 17.1%, when compared to September 30, 2011.  Partially offsetting these factors was an increase in specific reserves required for four large commercial banking loans which were downgraded to doubtful.

In determining the amount of the current period provision, we considered economic conditions, including unemployment levels, bankruptcy filings and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss factors.  We also considered net charge-offs which for the nine months ended September 30, 2012, decreased by $8.8 million, or 32.5%, to $18.1 million, compared to $26.9 million for the nine months ended September 30, 2011.  Annualized net charge-offs to average loans was 0.43% for the nine months ended September 30, 2012 compared to 0.65% for the nine months ended September 30, 2011.  We analyze the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.  We believe, to the best of our knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income

Noninterest income decreased by $686,000, or 1.6%, to $43.4 million for the nine months ended September 30, 2012 from $44.1 million for the nine months ended September 30, 2011, due primarily to a decrease in income from bank owned life insurance and service charges and fees as well as an increase in loss on real estate owned.  Income on bank owned life insurance decreased by $1.4 million, or 30.0%, to $3.4 million for the nine months ended September 30, 2012 from $4.8 million for the nine months ended September 30, 2011 due to benefit payments received on four policies during the prior year.  Service charges and fees decreased by $849,000, or 3.2%, to $25.9 million for the nine months ended September 30, 2012 compared to $26.7 million for the same period in the prior year due to changes in overdraft fees assessed on transactional deposit accounts. Loss on real estate owned increased $879,000, or 44.8%, to $2.8 million for the nine months ended September 30, 2012 as we continue to actively manage our portfolio of properties, currently valued at $29.3 million. The increase is due to losses on the sale of properties and write-downs on some of the remaining properties.  Partially offsetting these factors was an increase in mortgage banking income of $1.9 million, or 216.1%, to $2.8 million for the nine months ended September 30, 2012 from $887,000 for the nine months ended September 30, 2011, as we have increased the amount of long-term, low-rate residential mortgage loans sold into the secondary market.

Noninterest Expense

Noninterest expense increased by $3.2 million, or 2.1%, to $155.0 million for the nine months ended September 30, 2012 from $151.8 million for the nine months ended September 30, 2011.  This increase is primarily attributable to increases in compensation and employee benefits, processing expenses and professional services.  Compensation and employee benefits increased by $2.2 million, or 2.8%, to $83.4 million for the nine months ended September 30, 2012 from $81.2 million for the nine months ended September 30, 2011. This increase was due to the addition of 101 full time equivalent employees since September 30, 2011 and increased health insurance and pension costs.  Processing expenses increased by $1.1 million, or 6.9%, to $18.5 million for the nine months ended September 30, 2012 from $17.4 million for the nine months ended September 30, 2011 as a result of regular system and software upgrades and replacements.  Professional services expenses increased by $1.3 million, or 35.8%, to $5.1 million for the nine months ended September 30, 2012 from $3.8 million for the nine months ended September 30, 2011 as a result of the continued engagement of consultants to assist in our efforts to strengthen consumer compliance and attorneys fees related to legal proceedings.  Partially offsetting these increases was a decrease in federal deposit insurance premiums of $1.9 million, or 29.6%, to $4.3 million for the nine months ended September 30, 2012 compared to $6.2 million at September 30, 2011 due to changes in the assessment of premiums which were enacted last year.  Additionally, premises and occupancy costs decreased by $770,000, or 4.4%, to $16.7 million for the nine months ended September 30, 2012 due primarily to reduced utilities and snow removal expenses as a result of the unusually mild winter and a decrease in furniture and equipment depreciation expense.

Income Taxes

The provision for income taxes for the nine months ended September 30, 2012 decreased by $66,000, or 0.3%, to $20.3 from $20.4 million for the nine months ended September 30, 2011 due to a decrease in income before income taxes of $1.8 million, or 2.6%. Our effective tax rate for the nine months ended September 30, 2012 was 30.1% compared to 29.4% experienced in the same period last year.  This increase is primarily the result of a decrease in tax-free income from our investment in municipal securities and bank owned life insurance which had the effect of increasing the amount of taxable income.  We do not anticipate our effective tax rate to change significantly during the year.

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

	Quarters ended September 30,
	2012			2011
			Avg.			Avg.
	Average		yield/	Average		yield/
	balance	Interest	cost (f)	balance	Interest	cost (f)
Assets:
Interest-earning assets:
Loans receivable (a) (b) (includes FTE adjustments of $589 and $463, respectively)	$5,703,380	77,698	5.43%	5,490,795	81,025	5.86%
Mortgage-backed securities (c)	722,368	3,941	2.18%	857,898	5,544	2.58%
Investment securities (c) (includes FTE adjustments of $1,197 and $1,534, respectively)	350,081	3,997	4.57%	412,927	5,066	4.91%
FHLB stock	46,834	12	0.10%	52,336	—	—
Other interest-earning deposits	598,114	364	0.24%	652,958	393	0.24%

Total interest-earning assets (includes FTE adjustments of $1,786 and $1,997, respectively)	7,420,777	86,012	4.62%	7,466,914	92,028	4.90%

Noninterest earning assets (d)	625,460			560,951

Total assets	$8,046,237			8,027,865

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings accounts	$1,154,104	1,060	0.37%	1,081,721	1,157	0.42%
Interest-bearing demand accounts	834,890	180	0.09%	798,424	244	0.12%
Money market accounts	1,076,799	920	0.34%	950,113	1,016	0.42%
Certificate accounts	1,991,987	8,047	1.61%	2,338,436	12,541	2.13%
Borrowed funds (e)	856,292	6,576	3.06%	840,560	6,625	3.13%
Junior subordinated debentures	103,094	1,437	5.45%	103,094	1,436	5.45%

Total interest-bearing liabilities	6,017,166	18,220	1.20%	6,112,348	23,019	1.49%

Noninterest bearing checking	740,188			625,317
Noninterest bearing liabilities	119,365			100,856

Total liabilities	6,876,719			6,838,521

Shareholders’ equity	1,169,518			1,189,344

Total liabilities and shareholders’ equity	$8,046,237			8,027,865

Net interest income/ Interest rate spread		67,792	3.42%		69,009	3.41%

Net interest-earning assets/ Net interest margin	$1,403,611		3.65%	1,354,566		3.70%

Ratio of interest-earning assets to interest-bearing liabilities	1.23X			1.22X

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

(f) Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 5.39% and 5.82%; respectively, Investment securities — 3.20% and 3.42%; respectively, interest-earning assets — 4.52% and 4.79%; respectively. GAAP basis net interest rate spreads were 3.32% and 3.29%, respectively and GAAP basis net interest margins were 3.56% and 3.59%, respectively.

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

Quarters ended September 30, 2012 and 2011

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(6,439)	3,112	(3,327)
Mortgage-backed securities	(794)	(809)	(1,603)
Investment securities	(325)	(744)	(1,069)
FHLB stock	13	(1)	12
Other interest-earning deposits	4	(33)	(29)
Total interest-earning assets	(7,541)	1,525	(6,016)

Interest-bearing liabilities:
Savings accounts	(174)	77	(97)
Now accounts	(75)	11	(64)
Money market demand accounts	(231)	135	(96)
Certificate accounts	(2,760)	(1,734)	(4,494)
Borrowed funds	(173)	124	(49)
Debentures	1	—	1
Total interest-bearing liabilities	(3,412)	(1,387)	(4,799)

Net change in net interest income	$(4,129)	2,912	(1,217)

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

	Nine months ended September 30,
	2012			2011
			Avg.			Avg.
	Average		yield/	Average		yield/
	balance	Interest	cost (f)	balance	Interest	cost (f)
Assets:
Interest-earning assets:
Loans receivable (a) (b) (includes FTE adjustments of $1,681 and $1,250, respectively)	$5,636,905	234,371	5.55%	5,496,988	242,262	5.87%
Mortgage-backed securities (c)	743,568	13,041	2.34%	900,414	18,373	2.72%
Investment securities (c) (includes FTE adjustments of $3,763 and $4,800, respectively)	334,799	12,335	4.91%	387,034	15,390	5.30%
FHLB stock	47,330	36	0.10%	55,403	—	—
Other interest-earning deposits	644,602	1,217	0.25%	681,464	1,289	0.25%

Total interest-earning assets (includes FTE adjustments of $5,444 and $6,050, respectively)	7,407,204	261,000	4.70%	7,521,303	277,314	4.91%

Noninterest earning assets (d)	611,578			570,231

Total assets	$8,018,782			8,091,534

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings accounts	$1,133,876	3,200	0.38%	1,079,718	3,861	0.48%
Interest-bearing demand accounts	817,474	648	0.11%	795,183	722	0.12%
Money market accounts	1,024,971	2,762	0.36%	932,617	3,231	0.46%
Certificate accounts	2,105,367	27,725	1.76%	2,380,466	38,680	2.17%
Borrowed funds (e)	845,499	19,543	3.09%	843,366	19,778	3.14%
Junior subordinated debentures	103,094	4,281	5.46%	103,094	4,261	5.45%

Total interest-bearing liabilities	6,030,281	58,159	1.29%	6,134,444	70,533	1.54%

Noninterest bearing checking	714,454			611,624
Noninterest bearing liabilities	111,584			101,054

Total liabilities	6,856,319			6,847,122

Shareholders’ equity	1,162,463			1,244,412

Total liabilities and shareholders’ equity	$8,018,782			8,091,534

Net interest income/ Interest rate spread		202,841	3.41%		206,781	3.37%

Net interest-earning assets/ Net interest margin	$1,376,923		3.65%	1,386,859		3.67%

Ratio of interest-earning assets to interest-bearing liabilities	1.23X			1.23X

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

(f) Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 5.51% and 5.84%; respectively, Investment securities — 3.41% and 3.65%; respectively, interest-earning assets — 4.60% and 4.80%; respectively. GAAP basis net interest rate spreads were 3.31% and 3.27%, respectively and GAAP basis net interest margins were 3.55% and 3.56%, respectively.

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

Nine months ended September 30, 2012 and 2011

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(14,050)	6,159	(7,891)
Mortgage-backed securities	(2,356)	(2,976)	(5,332)
Investment securities	(1,055)	(2,000)	(3,055)
FHLB stock	42	(6)	36
Other interest-earning deposits	(2)	(70)	(72)
Total interest-earning assets	(17,421)	1,107	(16,314)

Interest-bearing liabilities:
Savings accounts	(855)	194	(661)
Now accounts	(94)	20	(74)
Money market demand accounts	(789)	320	(469)
Certificate accounts	(6,925)	(4,030)	(10,955)
Borrowed funds	(303)	68	(235)
Debentures	20	—	20
Total interest-bearing liabilities	(8,946)	(3,428)	(12,374)

Net change in net interest income	$(8,475)	4,535	(3,940)

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

In an effort to assess market risk, we utilize a simulation model to determine the effect of immediate incremental increases and decreases in interest rates on net income and the market value of equity.  Certain assumptions are made regarding loan prepayments and decay rates of passbook and interest-bearing demand accounts.  Because it is difficult to accurately project the market reaction of depositors and borrowers, the effect of actual changes in interest rates on these assumptions may differ from simulated results.  We have established the following guidelines for assessing interest rate risk:

Net income simulation.  Given a parallel shift of 1%, 2% and 3% in interest rates, the estimated net income may not decrease by more than 10%, 20% and 30%, respectively, within a one-year period.

Market value of equity simulation.  The market value of equity is the present value of assets and liabilities.  Given a parallel shift of 1%, 2% and 3% in interest rates, the market value of equity may not decrease by more than 15%, 30% and 35%, respectively, of total shareholders’ equity.

The following table illustrates the simulated impact of a 1%, 2% or 3% upward or 1% downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-earning liability levels at September 30, 2012 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from September 30, 2012 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	1.0%	2.0%	3.0%	1.0%
Projected percentage increase/ (decrease) in net income	8.6%	15.3%	17.7%	(5.1)%
Projected increase/ (decrease) in return on average equity	8.3%	14.8%	17.1%	(5.1)%
Projected increase/ (decrease) in earnings per share	$0.06	$0.10	$0.12	$(0.03)
Projected percentage increase/ (decrease) in market value of equity	(3.6)%	(11.7)%	(9.9)%	(7.4)%

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

PART II.                OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to a number of asserted and unasserted claims encountered in the normal course of business.  Management believes that the aggregate liability, if any, that may result from such potential litigation will not have a material adverse effect on the financial statements.  However, we cannot presently determine whether or not any claims against us will have a material adverse effect on our results of operations in any future reporting period.  Refer to Note 12.

Item 1A.  Risk Factors

There are no material changes to the risk factors as previously discussed in Item 1A, to Part I of our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)                                   Not applicable.

b.)                                  Not applicable.

c.)           The following table discloses information regarding the repurchase of shares of common stock during the quarter ending September 30, 2012:

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (1)	Maximum number of shares yet to be purchased under the plan (1)
July	—	$—	—	1,157,747
August	183,780	12.00	183,780	973,967
September	—	—	—	973,967
	183,780	$12.00

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (2)	Maximum number of shares yet to be purchased under the plan (2)
July	—	$—	—	4,750,000
August	—	—	—	4,750,000
September	—	—	—	4,750,000
	—	$—

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	November 5, 2012	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	November 5, 2012	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller
(Principal Accounting Officer of the Registrant)