Form 10-K
period 2012-12-31
Northwest Bancshares, Inc.
filed 2013-03-01
CIK 1471265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2012

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
YES  ☐  NO  ☒

As of February 15, 2013, there were 93,681,947 shares outstanding of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2012, as reported by the Nasdaq Global Select Market, was approximately $1.146 billion.

DOCUMENTS INCORPORATED BY REFERENCE

(1)                                 Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant (Part III).

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

•                                          the impact of the economy on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  Please see “Item 1A. Risk Factors.”

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

The conversion was completed December 18, 2009.  Northwest Bancshares, Inc. sold a total of 68,878,267 shares of common stock at $10.00 per share in the related offering.  Concurrent with the completion of the offering, shares of Northwest Bancorp, Inc. common stock owned by public stockholders were exchanged for 2.25 shares of Northwest Bancshares, Inc.’s common stock.  In lieu of fractional shares, shareholders were paid in cash.   Northwest Bancshares, Inc. also issued 1,277,565 shares of common stock and contributed $1.0 million in cash from the offering proceeds to Northwest Charitable Foundation, a charitable foundation that Northwest Bancshares, Inc. established for the benefit of the communities in which Northwest Savings Bank operates.  As of December 31, 2012, Northwest Bancshares, Inc. had 93,652,960 shares outstanding and a market capitalization of approximately $1.1 billion.

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

Northwest Savings Bank

Northwest Savings Bank is a Pennsylvania-chartered stock savings bank headquartered in Warren, Pennsylvania, which is located in northwestern Pennsylvania.  Northwest Savings Bank is a community-oriented financial institution offering personal and business banking solutions, investment management and trust services and insurance products.  Through a wholly-owned subsidiary, Northwest Consumer Discount Company, it also offers consumer finance loans.  Northwest Savings Bank’s mutual savings bank predecessor was founded in 1896.

As of December 31, 2012, Northwest Savings Bank operated 165 community-banking offices throughout its market area in central and western Pennsylvania, western New York, eastern Ohio and Maryland.  Northwest Savings Bank, through its wholly-owned subsidiary, Northwest Consumer Discount Company, also operates 52 consumer finance offices throughout Pennsylvania.  Northwest Savings Bank also offers investment management and trust services and, through wholly-owned subsidiaries, actuarial and benefit plan administration services as well as property and casualty and employer benefit plan insurance.  Historically, our principal lending activity was the origination of fixed-rate loans secured by first mortgages on owner-occupied, one- to four-family residences.  In an effort to reduce interest rate risk and improve profit margins, we also offer shorter term consumer loans.  During the last decade, we have greatly increased our emphasis on the origination of commercial business and commercial real estate loans.

Our principal sources of funds are personal and business deposits, borrowed funds and the principal and interest payments on loans and marketable securities.  Our principal source of income is interest received on loans and marketable securities.  Our principal expenses are the cost of employee compensation and benefits and the interest paid on deposits and borrowed funds.

Northwest Savings Bank’s principal executive office is located at 100 Liberty Street, Warren, Pennsylvania, and its telephone number at that address is (814) 726-2140.

Market Area and Competition

We are headquartered in Warren, Pennsylvania, which is located in northwestern Pennsylvania, and have our highest concentration of deposits and loans in this area.  Since the early 1990s, we have expanded, primarily through acquisitions, into the southwestern and central regions of Pennsylvania, as well as western New York, eastern Ohio and Maryland.  As of December 31, 2012, we operated 138 community banking offices and 52 consumer finance offices in Pennsylvania, four community banking offices in Ohio, 19 community banking offices in New York and four community banking offices in Maryland.  All of the aforementioned market areas are served by a number of competing financial institutions.  As a result, we encounter strong competition both in attracting deposits and in originating personal and business loans.  Our most direct competition for deposits comes from commercial banks, brokerage houses, other thrift institutions and credit unions in our market areas.  We expect continued competition from these financial institutions in the foreseeable future.  With the continued acceptance of internet banking by our customers and consumers generally, competition for deposits has increased from institutions operating outside of our market area as well as from insurance companies.

The following description of our market area is based upon information obtained from SNL Securities, the Bureau of Labor Statistics, The Federal Housing Financial Agency and the Mortgage Bankers Association.

Pennsylvania and Western New York Market Area.  Through our acquisitions and de novo branching strategy we have expanded our retail branch footprint throughout 29 counties in Pennsylvania and five counties in western New York.  In addition, through our consumer finance offices we operate in 11 additional counties in Pennsylvania.  Our northwestern and southwestern Pennsylvania and western New York markets are fueled by a diverse economy driven by service businesses, technology companies and small manufacturing companies.  Our southeastern Pennsylvania market is primarily driven by service businesses and serves as a bedroom community to the cities of Baltimore, Maryland and Philadelphia, Pennsylvania.

Pennsylvania is a stable banking market with a total population of approximately 12.7 million and total households of approximately 5.0 million as of December 31, 2011, the most recent data available. The Pennsylvania markets in which we operate our retail branch and consumer financial offices contain more than half of Pennsylvania’s population and a similar percentage of households. Our western New York market area has a total population of approximately 2.1 million and total households of approximately 859,000 as of December 31, 2011. In recent years, many of the counties served in the Pennsylvania and western New York market area have experienced population declines with population growth rates increasing mainly in the central and southeastern portion of Pennsylvania. As of December 31, 2011, the average median household income has decreased for the counties in which we conduct business in Pennsylvania by 6.8% from 2010 and by 4.3% in our western New York markets. The median household income for the counties in which we conduct business in Pennsylvania was $43,278 and $48,073 in our western New York market area as of December 31, 2011, the most recent data available, compared to the nationwide median income level of $50,227. However, the household income growth rate in Pennsylvania is expected to increase above the expected national average growth rates during the next five years by approximately 21%. Our western New York market area is expected to increase above the expected national average growth rates during the next five years by approximately 23%. As of December 31, 2012 the unemployment rate for Pennsylvania was 7.9% and for our western New York market area was 8.3%, both above the national average of 7.8%.

As of September 30, 2012 the change in the House Price Index for the last four quarters in Pennsylvania and our western New York market increased by 0.2% and 0.4%, respectively, compared to an increase in the national average of 4.0%.  Foreclosures have receded from their record highs but remain elevated when compared to historical averages. The increased level of foreclosures is likely to remain high as the recent decline is due in part to processing delays and litigation regarding foreclosure procedures. As of September 30, 2012, the foreclosure rates in Pennsylvania and New York were 3.8% and 6.5% compared to the national average of 4.0%.

Maryland and Ohio Market Areas.  In addition to operating in Pennsylvania and western New York, we also operate four community banking offices in Ashtabula and Lake counties in Ohio and four community banking offices in Baltimore and Howard counties in Maryland. Our Maryland regional economy consists of service businesses, government, and heath care services.  The major employment sectors in our Ohio market are similar to our northwestern Pennsylvania market. With the exception of Ashtabula county in Ohio, these markets have an expanding population base as well as higher median household income levels relative to the state and national averages as of December 31, 2011.  As of December 31, 2012 the unemployment rate for our Ohio and Maryland market areas was 6.5% and 6.6%, respectively, both below the national average of 7.8%.

As of September 30, 2012 the change in the House Price Index for the last four quarters for our Ohio and our Maryland markets decreased by 1.1% and 1.0% compared to an increase in the national average of 4.0%. As of September 30, 2012 the foreclosure rates in Ohio and Maryland were 4.6% and 4.9%, respectively, compared to the national average of 4.0%.

Lending Activities

General.  Historically, our principal lending activity has been the origination, for retention in our loan portfolio, of fixed-rate and, to a lesser extent, adjustable-rate mortgage loans collateralized by one- to four-family residential real estate located in our market area.  During the last decade we have emphasized the origination of loans collateralized by multi-family residential and commercial real estate and commercial business loans.  Generally, we focus our lending activities in the geographic areas where we maintain offices.

In an effort to manage interest rate risk, we have sought to make our interest-earning assets more interest rate sensitive by originating adjustable-rate loans, such as adjustable-rate residential mortgage loans and home equity lines of credit, and by originating short-term and medium-term fixed-rate consumer loans.  In recent years we have emphasized the origination of commercial real estate loans and commercial business loans, which generally have adjustable rates of interest and shorter maturities than one- to four-family residential real estate loans.  We also purchase mortgage-backed securities and other types of investment securities that generally have short average lives and/or adjustable interest rates.  Because we originate a substantial amount of long-term fixed-rate mortgage loans collateralized by one- to four-family residential real estate, when possible, we originate and underwrite loans according to standards that allow us to sell them into the secondary mortgage market for purposes of managing interest-rate risk and liquidity.  The sale of mortgage loans supports our strategy to grow the consumer and commercial loan portfolios by more than our portfolio of long-term fixed rate residential mortgage loans.  We currently sell low-yielding fixed rate residential mortgage loans with maturities of more than 15 years, and on a more limited basis, those with maturities of 15 years or less, while retaining all adjustable rate residential mortgage loans.  Although we sell a portion of the residential mortgage loans that we originate, we continue to be a portfolio lender and at any one time, hold few loans identified as held-for-sale.  We currently retain servicing on the mortgage loans we sell which generates monthly service fee income.  We generally retain in our portfolio all consumer loans that we originate while we periodically sell participations in the multi-family residential, commercial real estate or commercial business loans that we originate in an effort to reduce the concentration of certain individual credits and the risk associated with certain businesses or industries.

Residential Mortgage Loans.  We offer residential mortgage loans with terms typically ranging from 15 to 30 years, with either fixed or adjustable interest rates.  Originations of fixed rate residential mortgage loans versus adjustable rate residential mortgage loans are monitored on an ongoing basis.  The percentage of adjustable rate residential mortgage originations to total originations is affected significantly by such factors as the level of market interest rates, customer preference, our interest rate sensitivity and liquidity position, as well as loan products offered by our competitors.  Therefore, even when management’s strategy is to increase the origination of adjustable rate residential mortgage loans, market conditions may be such that there is greater demand for fixed rate mortgage loans.  Adjustable rate residential mortgage loans totaled $33.2 million, or 0.57% of our gross loan portfolio at December 31, 2012

Our fixed rate residential mortgage loans offer fixed rates for up to 30 years.  Whenever possible, our fixed rate residential mortgages are originated and underwritten according to secondary mortgage market guidelines in order to manage credit risk, as well as interest rate risk and liquidity.  Our adjustable rate residential mortgage loans offer initial interest rate adjustment periods of one, three, and five years, terms up to 30 years and adjustments based on changes in designated market indices.  All of our residential mortgage loans are amortized on a monthly basis with both principal and interest due monthly.

Regulations limit the amount that a savings bank may lend relative to appraised values of real estate securing the loans, as determined by an appraisal at the time of loan origination.  Appraisals are performed by in-

house appraiser staff or by appraisers deemed qualified by our chief appraiser.  Such regulations permit a maximum loan-to-value of 95% for residential properties and 80% for all other real estate secured loans.  We generally limit the maximum loan-to-value on both fixed- and adjustable-rate residential mortgage loans without private mortgage insurance, to 80% of the lesser of appraised values or purchase prices of real estate serving as collateral for our mortgage loans.  Limited special financing programs allow for insured loans with loan-to-value ratios of up to 97%, and uninsured loans with loan-to-value ratios up to 90%.  We require fire and casualty insurance, as well as a title guaranty regarding good title, on all properties securing our residential mortgage loans.  We require flood insurance for loans secured by properties located within special flood hazard areas.

Included in our $2.432 billion portfolio of residential mortgage loans are construction loans of $14.6 million, or 0.25% of our total loan portfolio.  We offer fixed-rate and adjustable-rate residential construction loans primarily for the construction of owner-occupied one- to four-family residences in our market area to builders or to owners who have a contract for construction.  Construction loans are generally structured to become permanent mortgages, and are originated with terms of up to 30 years with an allowance of up to one year for construction.  Advances are made as construction is completed.  In addition, we originate loans within our market area that are secured by individual unimproved or improved lots.  Land loans for the construction of owner-occupied residential real estate properties are currently offered with fixed-rates for term of up to 10 years.  The maximum loan-to-value ratio for these loans is 80% of the as-completed appraised value, and the maximum loan-to-value ratio for construction loans is 95% of the lower of cost to build or as-completed appraised value.  Construction lending generally involves a greater degree of credit risk than permanent residential mortgage lending, as repayment of construction loans is often dependent upon the successful completion of construction projects.  Construction delays or the inability of borrowers to sell properties once construction is completed may impair borrowers’ ability to repay loans.  Private mortgage insurance is required for construction loans with loan-to-value ratios in excess of 80%.

Our residential mortgage loans customarily include due-on-sale clauses, which are provisions giving us the right to declare loans immediately due and payable in the event, among other things, borrowers sell or otherwise dispose of underlying real properties serving as collateral for loans.

Some financial institutions we have acquired have held loans that are serviced by others and are secured by one- to four-family residences.  At December 31, 2012, our portfolio of residential mortgage loans serviced by others totaled $3.8 million.  We currently have no formal plans to enter into new residential mortgage loan participations.

Home Equity Loans.  Generally, our home equity loans are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90% or less.  Home equity loans are offered on a fixed rate basis with terms of up to 20 years.  Home equity lines of credit are offered on an adjustable-rate basis with terms of up to 25 years.  At December 31, 2012, the disbursed portion of home equity lines of credit totaled $300.4 million, or 5.2% of gross loans, with $143.8 million remaining undisbursed, and our fixed-rate home equity loans totaled $776.2 million, or 13.4% of gross loans.  We generally underwrite home equity loans and lines of credit in a manner similar to our underwriting of residential mortgage loans.

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

Consumer loans entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, recreation vehicles, appliances and furniture.  In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles.  At December 31, 2012, other consumer loans totaled $235.4 million, or 4.1% of gross loans.

Commercial Real Estate Loans.  Our multi-family commercial real estate loans are secured by multi-family residences, such as rental properties.  Our commercial real estate loans are secured by nonresidential properties such as hotels, commercial offices, manufacturing facilities and retail establishments.  At December 31, 2012, a significant portion of our multi-family commercial real estate and commercial real estate loans were secured by properties located within our market area.  Our largest multi-family commercial real estate loan relationship at December 31, 2012 had a principal balance of $14.8 million, and was collateralized by multiple residential real estate rental properties.  These loans were performing in accordance with their terms as of December 31, 2012.  Our largest commercial real estate loan relationship at December 31, 2012, had a principal balance of $68.3 million and was secured by seven different mixed use commercial office buildings.  These loans were performing in accordance with their terms as of December 31, 2012.  Multi-family commercial and commercial real estate loans are offered with both adjustable interest rates and fixed interest rates.  The terms of each multi-family residential and commercial real estate loan are negotiated on a case-by-case basis.  We generally originate multi-family commercial and commercial real estate loans in amounts up to 80% of the appraised value of the property collateralizing the loan.

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

Commercial Loans.  We offer commercial loans to finance various activities in our market area, some of which are secured in part by additional real estate collateral.  At December 31, 2012 the largest commercial loan relationship had a principal balance of $15.0 million, and was secured by all fixed assets of an oil refinery.  This loan was performing in accordance with its terms as of December 31, 2012.

Commercial business loans are offered with both fixed and adjustable interest rates.  Underwriting standards we employ for commercial business loans include a determination of the applicant’s ability to meet existing obligations and payments on the proposed loan from operating cash flows generated by the applicant’s business.  The financial strength of each applicant also is assessed through a review of financial statements provided by the applicant.

Commercial loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business.  We generally obtain personal guarantees from the borrower or a third party as a condition to originating commercial loans.

Loan Originations, Solicitation, Processing and Commitments.  Upon receiving a retail loan application, we obtain a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing.  In the case of a real estate loan, either an in-house appraiser, or an approved external appraiser, appraises the real estate intended to secure the proposed loan.  A loan processor checks the loan document file for accuracy and completeness, and verifies the information provided.

For our personal loans, including residential mortgage loans, home equity loans and lines of credit, automobile loans, credit cards and other unsecured loans, we have implemented a credit approval process based on a laddered individual loan authority system. Real estate secured loans are underwritten by our licensed mortgage loan originators. Non-real estate loans are underwritten by local loan officers who are granted various levels of authority based on their lending experience and expertise.  These authority levels are reviewed by the Credit Committee on at least an annual basis.  As part of the approval process, we assign independent credit officers to review the creditworthiness of all loans exceeding $500,000.  If the credit officer has concerns regarding a loan that has been presented for approval, they have the authority to request that the loan be reviewed and approved at the next higher level.

Our commercial loan policy assigns lending limits for our various commercial loan officers and stacked authorities for commercial loan officers with the approval of regional supervisors.  These individual and stacked authorities are established by the Credit Committee.  The Senior Loan Committee may approve extensions of credit in excess of the stacked loan authorities. The Credit Committee meets quarterly to review the assigned lending limits and to monitor our lending policies, loan activity, economic conditions and concentrations of credit.

Our general policy is to make no loans either individually or in the aggregate to one customer in excess of $15.0 million.  Under certain circumstances; for instance well qualified customers or customers with multiple individually qualified projects, this limit may be exceeded subject to the approval of the Senior Loan Committee.  Although the Board of Directors does not approve individual loans, the Chief Executive Officer reviews any loans exceeding $15.0 million or unusual loan requests with the Board of Directors prior to the loan being approved.  In addition, the Chief Credit Officer has the authority to require that the Board of Directors review any loan that has been approved by the Senior Loan Committee with which the Chief Credit Officer has specific concerns.  Also, all loans of $5.0 million or more are reported to the Risk Management Committee of the Board of Directors.  Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and flood insurance is required as determined by regulation.  After the loan is approved, a loan commitment letter is promptly issued to the borrower.  At December 31, 2012, we had commitments to originate $67.0 million of loans.

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

Loan Origination Fees.  In addition to interest earned on loans, we generally receive loan origination fees.  We defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method.  Deferred loan fees or costs are recognized as part of interest income immediately upon prepayment or the sale of the related loan.  At December 31, 2012, we had $1.6 million of net deferred loan origination fees.  Loan origination fees are volatile sources of income.  Such fees vary with the volume and type of loans and commitments originated and purchased, principal repayments, and competitive conditions in the marketplace.

Income from net loan origination fees was $11.2 million, $7.1 million and $6.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Loans-to-One Borrower.  As of December 31, 2012, the largest aggregate amount loaned to one borrower, or related borrowers, totaled $68.3 million and was secured by seven different mixed use commercial buildings.  Our second largest lending relationship totaled $50.7 million and was secured by eleven properties including several hotels and other commercial real estate.  Our third largest lending relationship totaled $45.7 million and was secured by a residential development.  Our fourth largest lending relationship totaled $31.0 million and was secured by a nursing home. Our fifth largest lending relationship totaled $18.0 million and was secured by commercial real estate and business assets.  All of these loans were performing in accordance with their terms at December 31, 2012.

Investment Activities

Our Board of Directors has primary responsibility for establishing and overseeing our investment policy.  The Board of Directors has delegated authority to implement the investment policy to our Chief Financial Officer.  The investment policy is reviewed at least annually by the Chief Financial Officer, and any changes to the policy are subject to approval by the full Board of Directors.  The overall objectives of the Investment Policy are to maintain a portfolio of high quality and diversified investments, to provide liquidity, and to control interest rate risk while providing an acceptable return.  The investment portfolio is also used to provide collateral for qualified deposits and borrowings, to provide additional earnings when loan production is low, and to reduce our tax liability.  The policy dictates that investment decisions give consideration to the safety of principal, liquidity requirements and potential returns.  Either our Chief Financial Officer executes our securities portfolio transactions or another designee executes transactions as directed by the Chief Financial Officer.  All purchase and sale transactions are reported to the Board of Directors on a monthly basis.

Our current investment policy does not permit investment in complex securities and derivatives as defined in federal banking regulations and other high-risk securities, nor does it permit additional investments in non-agency mortgage-backed securities, pooled trust preferred securities, or single issuer trust preferred securities.

At the time of purchase, we designate a security as either held to maturity, available-for-sale, or trading, based upon our ability and intentions.  Securities available-for-sale and trading securities are reported at market value and securities held to maturity are reported at amortized cost.  A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary.  If impairment exists, credit related impairment losses are recorded in earnings while noncredit related impairment losses are recorded in accumulated other comprehensive income (for available for sale securities).  The fair values of our securities are based on published or securities dealers’ market values, when available.  See footnote 3 to the audited financial statements for a detailed analysis and description of our investment portfolio and valuation techniques.

We purchase debentures and mortgage-backed securities that generally are issued by the Federal Home Loan Bank, Fannie Mae, Freddie Mac or Ginnie Mae.  Historically, we invested in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae.  However, in September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship.  The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.  These actions have not materially affected the markets for mortgage-backed securities issued by Freddie Mac or Fannie Mae.

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

Deposits.  Personal and business deposits are generated principally from our market area by offering a broad selection of deposit instruments including checking accounts, savings accounts, money market deposit accounts, term certificate accounts and individual retirement accounts.  While we accept deposits of $250,000 or more, we do not offer premium rates for such deposits.  We accept brokered deposits through the CDARS program, but generally do not solicit funds outside our market area.  As of December 31, 2012, we had six deposits through the CDARS program with an aggregate balance of $733,000.  Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors.  We regularly execute changes in our deposit rates based upon cash flow requirements, general market interest rates, competition, and liquidity requirements.

Borrowings.  Deposits are the primary source of funds for our lending and investment activities and general business purposes.  We also rely upon borrowings to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  Borrowings from the Federal Home Loan Bank of Pittsburgh typically are collateralized by a portion of our real estate loans.  In addition to the Federal Home Loan Bank of Pittsburgh, we have borrowing facilities with the Federal Reserve Bank, two correspondent banks and we borrow funds, in the form of corporate repurchase agreements, from municipalities, corporations and school districts.

The Federal Home Loan Bank of Pittsburgh functions as a central bank providing credit for Northwest Savings Bank and other member financial institutions.  As a member, Northwest Savings Bank is required to own capital stock in the Federal Home Loan Bank of Pittsburgh and is authorized to apply for borrowings on the security of certain of its real estate loans, provided certain standards related to creditworthiness have been met.  Borrowings are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of borrowings are based either on a fixed percentage of a member institution’s net worth or on the Federal Home Loan Bank of Pittsburgh’s assessment of the institution’s creditworthiness.  All of our Federal Home Loan Bank of Pittsburgh borrowings currently have fixed interest rates and original maturities of between one day and eight years.

Subsidiary Activities

Northwest Bancshares, Inc.’s sole direct consolidated subsidiary is Northwest Savings Bank.  Northwest Bancshares, Inc. also owns all of the common stock of two statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, and Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust (the “Trusts”). The Trusts have issued a total of $100.0 million of trust preferred securities.  The Trusts are not consolidated with Northwest Bancshares, Inc.  At December 31, 2012, Northwest Bancshares, Inc.’s investment in the Trusts totaled $3.1 million, and the Trusts had assets of $103.1 million at that date.

Northwest Savings Bank has ten wholly-owned subsidiaries — Northwest Settlement Agency, LLC, Great Northwest Corporation, Northwest Financial Services, Inc., Northwest Advisors, Inc., Northwest Consumer Discount Company, Inc., Allegheny Services, Inc., Boetger and Associates, Inc., Veracity Benefits Design, Inc., Northwest Capital Group, Inc. and The Bert Company.  For financial reporting purposes all of these companies are included in the consolidated financial statements of Northwest Bancshares, Inc.

Northwest Settlement Agency, LLC provides title insurance to borrowers of Northwest Savings Bank and other lenders.  At December 31, 2012, Northwest Savings Bank had an equity investment in Northwest Settlement Agency, LLC of $2.8 million.  For the year ended December 31, 2012, Northwest Settlement Agency, LLC had net income of $457,000.

Great Northwest’s sole activity is holding equity investments in government-assisted low-income housing projects in various locations throughout our market area.  At December 31, 2012, Northwest Savings Bank had an equity investment in Great Northwest of $8.0 million.  For the year ended December 31, 2012, Great Northwest had net income of $673,000, generated primarily from federal low-income housing tax credits.

Northwest Financial Services’ principal activities are the operation of retail brokerage activities and insurance products.  It also owns the common stock of several financial institutions.  In addition, Northwest Financial Services holds an equity investment in one government assisted low-income housing project. At December 31, 2012, Northwest Savings Bank had an equity investment in Northwest Financial Services of $7.5 million, and for the year ended December 31, 2012, Northwest Financial Services had net income of $216,000.

Northwest Advisors, Inc. offers investment management programs and investment portfolio planning services. At December 31, 2012 Northwest Savings Bank had an equity investment in Northwest Advisors Inc. of $289,000, and for the year ended December 31, 2012, Northwest Advisors Inc. had a net income of $197,000.

Northwest Consumer Discount Company operates 52 consumer finance offices throughout Pennsylvania.  At December 31, 2012, Northwest Savings Bank had an equity investment in Northwest Consumer Discount Company of $38.6 million and the net income of Northwest Consumer Discount Company for the year ended December 31, 2012 was $3.2 million.

Allegheny Services, Inc. is a Delaware investment company that holds mortgage loans originated through our wholesale lending operation as well as municipal bonds.  In addition, Allegheny Services, Inc. has loans to both Northwest Savings Bank and Northwest Consumer Discount Company.  At December 31, 2012, Northwest Savings Bank had an equity investment in Allegheny Services, Inc. of $710.1 million, and for the year ended December 31, 2012, Allegheny Services, Inc. had net income of $18.6 million.

Boetger and Associates, Inc. is an actuarial and employee benefits consulting firm that specializes in the design, implementation and administration of qualified and non-qualified retirement plan programs.  At December 31, 2012, Northwest Savings Bank had an equity investment of $2.3 million in Boetger and Associates and for the year ended December 31, 2012, Boetger and Associates had net income of $182,000.

Veracity Benefits Design, Inc. is an employee benefits firm specializing in insurance services to employer and employee groups.  At December 31, 2012, Northwest Savings Bank had an equity investment of $2.1 million in Veracity Benefits Design and for the year ended December 31, 2012, Veracity Benefits Design had net income of $162,000.

Northwest Capital Group’s principal activity is to own, operate and ultimately divest of properties that were acquired in foreclosure.  At December 31, 2012, Northwest Savings Bank had an equity investment of $11.1 million in Northwest Capital Group and reported net income of $64,000 for the year ended December 31, 2012.

The Bert Company was acquired December 31, 2012 and is an employee benefits and property and casualty insurance firm specializing in commercial and personal insurance as well as retirement benefit plans.  At December 31, 2012, Northwest Savings Bank had an equity investment of $4.1 million in The Bert Company.

Federal regulations require insured institutions to provide 30 days advance notice to the Federal Deposit Insurance Corporation (“FDIC”) before establishing or acquiring a subsidiary or conducting a new activity in a subsidiary.  The insured institution must also provide the FDIC such information as may be required by applicable regulations and must conduct the activity in accordance with the rules and orders of the FDIC.  In addition to other enforcement and supervision powers, the FDIC may determine after notice and opportunity for a hearing that the continuation of a savings bank’s ownership of or relation to a subsidiary constitutes a serious risk to the safety, soundness or stability of the savings bank, or is inconsistent with the purposes of federal banking laws.  Upon the making of such a determination, the FDIC may order the savings bank to divest the subsidiary or take other actions.

Personnel

As of December 31, 2012, we had 1,864 full-time and 356 part-time employees.  None of our employees are represented by a collective bargaining group.  We believe we have a good working relationship with our employees.

SUPERVISION AND REGULATION

General

Northwest Savings Bank is a Pennsylvania-chartered savings bank and our deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund.  Northwest Savings Bank is subject to extensive regulation by the Department of Banking of the Commonwealth of Pennsylvania (the “Department of Banking”), as its chartering agency, and by the FDIC, as the insurer of its deposit accounts.  Northwest Savings Bank must file reports with the Department of Banking and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions including acquisitions of other financial institutions.  Northwest Savings Bank is examined periodically by the Department of Banking and the FDIC to test Northwest Savings Bank’s compliance with various laws and regulations.  This regulation and supervision, as well as federal and state law, establishes a comprehensive framework of activities in which Northwest Savings Bank may engage and is intended primarily for the protection of the FDIC insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Any change in these laws or regulations, whether by the Department of Banking or the FDIC, could have a material adverse impact on Northwest Bancshares, Inc., Northwest Savings Bank and their respective operations.

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

Consent Order

On July 20, 2011, we stipulated to the issuance by the FDIC of a Consent Order, Order for Restitution and Order to Pay (the “Order”) relating to our compliance management system.  The Order was terminated by the FDIC as of July 2, 2012.

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

The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per deposit category.

The Dodd-Frank Act required publicly traded companies to give stockholders a non-binding vote on executive compensation “say-on-pay” and so-called “golden parachute” payments. The legislation directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.  The legislation also provided for originators of certain securitized loans to retain a percentage of the risk for transferred credits, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees, and contained a number of reforms related to mortgage origination.

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

The Department of Banking generally examines each savings bank not less frequently than once every two years.  Although the Department of Banking may accept the examinations and reports of the FDIC in lieu of its own examination, the current practice is for the Department of Banking to conduct individual examinations.  The Department of Banking may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney, or employee of a savings bank engaged in an objectionable activity, after the Department of Banking has ordered the activity to be terminated, to show cause at a hearing before the Department of Banking why such person should not be removed.  The Department of Banking may also appoint a receiver or conservator for an institution in appropriate cases.

Federal Deposit Insurance Reform

The FDIC currently maintains the Deposit Insurance Fund (the “DIF”), which was created in 2006 through the merger of the Bank Insurance Fund and the Savings Association Insurance Fund.  The deposit accounts of our subsidiary bank are insured by the DIF to the maximum amount provided by law.  This insurance is backed by the full faith and credit of the United States Government.

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

Capital Requirements

Under the FDIC’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Northwest Savings Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization rated composite 1 under Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholder’s equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

In addition, FDIC regulations require state non-member banks to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or “risk-based capital ratios.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0.0% to 100.0% (or 200% for certain residual interests in transferred assets). State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital.  In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but also qualitative factors, and has authority to establish higher individual capital requirements for state non-member banks where deemed necessary.

On June 6, 2012, the FDIC and the other federal bank regulatory agencies issued a series of proposed rules that would revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.  Among other things, the proposed rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 capital to risk-based assets requirement (6% of risk-weighted assets) and assign higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The proposed rules also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements.  The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.  However, the agencies have recently indicated that, due to the volume of public comments received, the final rule would be delayed past January 1, 2013.

Any institution that fails any of the FDIC capital requirements is subject to enforcement action by the FDIC. Such action may include a capital directive, a cease and desist order, civil money penalties, restrictions on an institution’s operations, termination of federal deposit insurance, and the appointment of a conservator or receiver.  The FDIC’s capital regulation provides that such action, through enforcement proceedings or otherwise, may require a variety of corrective measures.

Northwest Savings Bank is also subject to capital guidelines of the Department of Banking. Although not adopted in regulation form, the Department of Banking requires 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

Prompt Corrective Action

Under the federal prompt corrective regulations, a bank is considered to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, Tier 1 risk-based capital of 6.0% or more, Tier I leverage capital of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has total risk-based capital of 8.0% or more, Tier I risk-based capital of 4.0% or more and Tier I leverage capital of 4.0% or more (3.0% under certain circumstances), and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has total risk-based capital of less than 8.0%, Tier I risk-based capital of less than 4.0% or Tier I leverage capital of less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has total risk-based capital of less than 6.0%, Tier I risk-based capital less than 3.0%, or Tier I leverage capital of less than 3.0%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2.0%.  Institutions that fall into an “undercapitalized” category are subject to a variety of mandatory and discretionary supervisory actions, including a restriction on capital distributions and the requirement to file a capital restoration plan with the regulators.  Performance under the capital restoration plan must be guaranteed by the parent holding company up to the lesser of the amount of the capital deficiency when deemed undercapitalized or 5% of the institution’s total assets.  Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).  As of December 31, 2012, Northwest Savings Bank was “well-capitalized” for this purpose.

The recently proposed rules that would increase regulatory capital requirements would adjust the prompt corrective action categories accordingly.

Loans-to-One Borrower Limitation

In accordance with the Banking Code, a Pennsylvania chartered savings bank, with certain limited exceptions, may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its capital accounts, the aggregate of capital, surplus, undivided profits, capital securities and reserve for loan losses.  We have established an internal lending limit, either individually or in the aggregate to one customer, of $15.0 million.  Under certain circumstances; for instance well qualified customers or customers with multiple individually qualified projects, this limit may be exceeded subject to the approval of the Senior Loan Committee.  We currently have nine credit relationships that equal or exceed our $15.0 million internal limit.

Activities and Investments of Insured State-Chartered Banks

Federal law generally limits the activities and equity investments of state-chartered banks insured by the FDIC to those that are permissible for national banks.  Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank.  An insured state bank is not prohibited from, among other things:  (i) acquiring or retaining a majority interest in a subsidiary; (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures liability insurance for directors, trustees or officers, or blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.  Activities of state banks and their subsidiaries are generally limited to those permissible for national banks.  Exceptions include where the bank meets applicable regulatory capital requirements and the FDIC determines that the proposed activity does not pose a significant risk to the deposit insurance fund.

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

Permissible Activities. The business activities of Northwest Bancshares, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to financial activities.  The Dodd-Frank Act specifies that a savings and loan holding company may only engage in financial holding company activities if it meets the qualitative criteria necessary for a bank holding company to engage in such activities.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

Federal law prohibits a savings and loan holding company, including Northwest Bancshares, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board.  It also prohibits, with certain exceptions, the acquisition or retention of more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

Qualified Thrift Lender Test.  To be regulated as a savings and loan holding company (rather than as a bank holding company), Northwest Savings Bank must qualify as a Qualified Thrift Lender.  To qualify as a Qualified Thrift Lender, Northwest Savings Bank must be a “domestic building and loan association,” as defined in the Internal Revenue Code, or comply with the Qualified Thrift Lender test.  Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period.  As of December 31, 2012 Northwest Savings Bank met the Qualified Thrift Lender test.

Capital Requirements.  Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements.  However, the Dodd-Frank Act requires the Federal Reserve Board to set, for all depository institution holding companies, minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries.  The components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  That would exclude instruments such as trust preferred securities and cumulative preferred stock that are currently permitted for bank holding companies.  The Dodd-Frank Act provides that instruments issued before May 19, 2010 will be grandfathered for companies of consolidated assets of $15 billion or less.  The Dodd-Frank Act further provides that holding companies that were not regulated by the Federal Reserve Board as of May 19, 2010 (which would include most savings and loan holding companies) are subject to a five-year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before such capital requirements apply.  The proposed capital rules discussed earlier would implement the consolidated capital requirements for savings and loan holding companies.  However, notwithstanding the Dodd-Frank statutory language, the proposed rules did not incorporate the referenced grandfather for instruments issued before May 19, 2010 or the transition period, and it is uncertain whether any final rule will do so.

Source of Strength/Capital Distributions.  The Dodd-Frank Act extended to savings and loan holding companies the Federal Reserve Board’s “source of strength” doctrine, which has long applied to bank holding companies.  The regulatory agencies must promulgate regulations implementing the “source of strength” policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding capital distributions by bank holding companies that it has suggested is applicable to savings and loan holding companies as well.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized.  These regulatory policies could affect the ability of Northwest Bancshares, Inc. to pay dividends or otherwise engage in capital distributions.

As a subsidiary of a savings and loan holding company, the Bank must notify the Federal Reserve Board thirty days before declaring any dividend to Northwest Bancshares, Inc.  The dividend notice may be objected to under certain circumstances, such as where the dividend raises safety or soundness concerns, the dividend would cause the savings bank to be undercapitalized or the dividend would violate a law, regulation, regulatory condition or enforcement order.

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

State Taxation.  As a Maryland business corporation, Northwest Bancshares, Inc. is required to file annual tax returns with the State of Maryland.  In addition, Northwest Bancshares, Inc. is subject to Pennsylvania’s corporate net income tax and capital stock tax.  Dividends received from Northwest Savings Bank qualify for a 100% dividends received deduction and are not subject to corporate net income tax.

Northwest Savings Bank is subject to Pennsylvania’s mutual thrift institutions tax based on Northwest Savings Bank’s net income determined in accordance with generally accepted accounting principles, with certain adjustments.  The tax rate under the mutual thrift institutions tax is 11.5%.  Interest on Pennsylvania and federal obligations is excluded from net income.  An allocable portion of interest expense incurred to carry the obligations is disallowed as a deduction.  Northwest Savings Bank is also subject to taxes in the other states in which it conducts business.  These taxes are apportioned based upon the volume of business conducted in those states as a percentage of the whole.  Because a majority of Northwest Savings Bank’s affairs are conducted in Pennsylvania, taxes paid to other states are not material.

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

Our performance is significantly impacted by the general economic conditions in our primary markets in Pennsylvania, New York, Ohio and Maryland.  Our markets have been adversely impacted by the severe national economic recession of 2008 and 2009, and the weak economic recovery has resulted in continued uncertainty in the financial markets and the expectation of weak general economic conditions continuing through 2013. The continuation of difficult market conditions is likely to result in continued high levels of unemployment, which will further weaken an already distressed economy and could result in additional defaults of mortgage loans.

At December 31, 2012, 75% of our loan portfolio was secured by properties located in Pennsylvania, with a large portion of the rest of our loans secured by real estate located in New York, Ohio and Maryland.  Negative economic conditions, such as high unemployment, in the markets where collateral for our mortgage loans is located could adversely affect the value of the collateral securing such loans.  Declines in the U.S. housing market manifested by falling home prices and increasing foreclosures, as well as unemployment and under-employment, have all negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. Our business, financial condition and results of operations could be adversely affected by recessionary or impaired recovery conditions that are longer or deeper than expected.

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

Since the latter half of 2007, negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets and a general economic downturn which has continued into 2013.  The economic downturn has been accompanied by deteriorated loan portfolio quality at many financial institutions.  In addition, the value of real estate collateral supporting many home mortgages has declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. These negative developments along with the turmoil and uncertainties that have accompanied them have heavily influenced the formulation and enactment of the Dodd-Frank Act, along with its implications as described elsewhere in this Risk Factors section. In addition to the many future implementing rules and regulations of the Dodd-Frank Act, the potential exists for other new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be enacted. Bank regulatory agencies are expected to continue to be active in responding to concerns and trends identified in examinations. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by increasing our costs, restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, these risks could affect the value of our loan portfolio as well as the value of our investment portfolio, which would also negatively affect our financial performance.

The Dodd-Frank Act, among other things, eliminated the Office of Thrift Supervision, tightened capital standards, created a new Consumer Financial Protection Bureau and will continue to result in new rules and regulations that are expected to increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”, or the “Act”) is significantly changing the current bank regulatory structure and affecting the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminated the former primary federal regulator for the Company, the Office of Thrift Supervision, and required savings and loan holding companies, such as the Company, to be regulated and supervised by the Board of Governors of the Federal Reserve Board.  The Act also requires the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  There is a five-year transition period (from the July 21, 2010 effective date of the Act) before the new capital requirements will apply to savings and loan holding companies, such as the Company.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect on July 21, 2010.  The Act also directs the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

It is difficult to predict at this time the full impact that the Dodd Frank Act and its implementing regulations will have on community banks, including the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act are not yet in effect, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next few years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau, may materially increase our operating and compliance costs and could limit our ability to pay dividends.

Changes in laws and regulations and the cost of compliance with new laws and regulations may adversely affect our operations and our income.

The Company and Northwest are subject to extensive regulation, supervision and examination by the Federal Reserve Board, the Department of Banking and the FDIC. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on Northwest’s operations, reclassify assets, determine the adequacy of Northwest’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change and interpretations. Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.

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

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards. Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the Federal Reserve Board, the Department of Banking, the Consumer Financial Protection Bureau and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.

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

While we strive to control the impact of changes in interest rates on our net income, our results of operations and financial condition could be significantly affected by changes in interest rates.  Our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and investment securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits, borrowings and trust preferred securities.  Because it is difficult to perfectly match the maturities and cash flows from our financial assets and liabilities our net income could be adversely impacted by changes in the level of interest rates or the slope of the Treasury yield curve.

Changes in interest rates may also affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs.  Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and investment securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. Also, increases in interest rates may extend the life of fixed rate assets, which would restrict our ability to reinvest in higher yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the interest they could receive as a result of the higher interest rates.

Changes in interest rates also affect the current fair value of our interest-earning investment securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2012, the fair value of our investment and mortgage-backed securities portfolio totaled $1.241 billion.  Net unrealized gains on these securities totaled $32.8 million at December 31, 2012.

At December 31, 2012, our interest rate risk analysis indicated that the market value of our equity would decrease by11.1% if there was an instant non-parallel 200 basis point increase in market interest rates. See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Historically low interest rates may adversely affect our net interest income and profitability.

During the past three years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed and Treasury securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, which has been one factor contributing to the increase in our interest rate spread as interest rates decreased.  However, our ability to lower our interest expense will be limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has recently indicated its intention to maintain low interest rates until the unemployment rate is 6.5% or lower.  Accordingly, our net interest income may be adversely affected and may even decrease, which may have an adverse effect on our profitability.

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

During the year ended December 31, 2012, we recognized $996,000 of impairment losses on investment securities, of which $665,000 was recognized as other comprehensive loss in the equity section of our balance sheet, and $331,000 was recognized as a reduction to noninterest income in our income statement.  At December 31, 2012, we held corporate debt securities and non-government agency collateralized mortgage obligations with net unrealized holding losses of $2.2 million and $100,000, respectively.

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

We are required to test our goodwill and other identifiable intangible assets for impairment on a periodic basis and more regularly if indicators of impairment exist.  The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similar insured depository institutions.  Future impairment testing may result in a partial or full impairment of the value of our goodwill or other identifiable intangible assets, or both.  If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment.  However, the recording of such an impairment loss would have no impact on the tangible book value of our shares of common stock or our regulatory capital levels.

The expiration of unlimited Federal Deposit Insurance Corporation insurance on certain non-interest-bearing transaction accounts may increase our costs and reduce our liquidity levels.

On December 31, 2012, unlimited Federal Deposit Insurance Corporation insurance on certain non-interest-bearing transaction accounts expired.  Unlimited insurance coverage did not apply to money market deposit accounts or negotiable order of withdrawal accounts (certificates of deposit).  The reduction in Federal Deposit Insurance Corporation insurance on other types of accounts to the standard $250,000 maximum amount may cause depositors to place such funds in fully insured interest-bearing accounts, which would increase our costs of funds and negatively affect our results of operations, or may cause depositors to withdraw their deposits and invest uninsured funds in investments perceived as being more secure, such as securities issued by the United States Treasury. This may reduce our liquidity, or require us to pay higher interest rates to maintain our liquidity by retaining deposits.

Strong competition may limit growth and profitability.

Competition in the banking and financial services industry is intense.  We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere.  Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we have and may offer certain services that we do not or cannot provide.  In addition, some have competitive advantages such as the credit union exemption from paying Federal income tax.  Our profitability depends upon our ability to successfully compete in our market areas.

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

Our municipal bond portfolio may be impacted by the effects of economic stress on state and local governments. At December 31, 2012, we had $203.5 million invested in debt obligations of states, municipalities and political subdivisions (collectively referred to as our municipal bond portfolio).  We also had $111.2 million of loans outstanding and $66.1 million of unfunded commitments, open lines of credit and letters of credit to municipalities and political subdivisions.  Widespread concern currently exists regarding the stress on state and local governments emanating from: (i) declining revenues; (ii) large unfunded liabilities to government workers; and (iii) entrenched cost structures. Debt-to-gross domestic product ratios for the majority of states have been deteriorating due to, among other factors: (i) declines in federal monetary assistance provided as the United States is currently experiencing the largest deficit in its history; and (ii) lower levels of sales and property tax revenue as unemployment remains elevated and the housing market continues to remain unstable. This concern has led to speculation about the potential for a significant deterioration in the municipal bond market, which could materially affect our results of operations, financial condition and liquidity. We may not be able to mitigate the exposure in our municipal portfolio if state and local governments are unable to fulfill their obligations. The risk of widespread issuer defaults may also increase if there are changes in legislation that permit states, or additional municipalities and political subdivisions, to file for bankruptcy protection or if there are judicial interpretations that, in a bankruptcy or other proceeding, lessen the value of any structural protections.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have disaster recovery policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.

Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, credit, interest rate, compliance and operational risks. While we use a broad and diversified set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks.  Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

Changes in the structure of Fannie Mae and Freddie Mac (“GSEs”) and the relationship among the GSEs, the federal government and the private markets, or the conversion of the current conservatorship of the GSEs into receivership, could result in significant changes to our mortgage-backed securities portfolio.

The GSEs are currently in conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. We cannot predict if, when or how the conservatorships will end, or any associated changes to the GSEs’ business structure that could result. We also cannot predict whether the conservatorships will end in receivership. There are several proposed approaches to reform the GSEs which, if enacted, could change the structure of the GSEs and the relationship among the GSEs, the government and the private markets, including the trading markets for agency conforming mortgage loans and markets for mortgage-related securities in which we participate. We cannot predict the prospects for the enactment, timing or content of legislative or rulemaking proposals regarding the future status of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form. GSE reform, if enacted, could result in a significant change and adversely impact our business operations.

If our investment in the common stock of the Federal Home Loan Bank of Pittsburgh is classified as other-than-temporarily impaired or as permanently impaired, earnings and stockholders’ equity could decrease.

We own stock of the Federal Home Loan Bank of Pittsburgh, which is part of the Federal Home Loan Bank system.  The Federal Home Loan Bank of Pittsburgh common stock is held to qualify for membership in the Federal Home Loan Bank of Pittsburgh and to be eligible to borrow funds under the Federal Home Loan Bank of Pittsburgh’s advance programs.  The aggregate cost of our Federal Home Loan Bank of Pittsburgh common stock as of December 31, 2012, was $46.8 million based on its par value.  There is no market for Federal Home Loan Bank of Pittsburgh common stock.

Although the Federal Home Loan Bank of Pittsburgh is not reporting current operating difficulties, it is possible that the capital of the Federal Home Loan Bank system, including the Federal Home Loan Bank of Pittsburgh, could be substantially diminished.  This could occur with respect to an individual Federal Home Loan Bank due to the requirement that each Federal Home Loan Bank is jointly and severally liable along with the other Federal Home Loan Banks for the consolidated obligations issued through the Office of Finance, a joint office of the Federal Home Loan Banks, or due to the merger of a Federal Home Loan Bank experiencing operating difficulties into a stronger Federal Home Loan Bank.  Consequently, there continues to be a risk that our investment in Federal Home Loan Bank of Pittsburgh common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the impairment charge.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

As of December 31, 2012, we conducted our business through our main office located in Warren, Pennsylvania, 129 other full-service offices and eight free-standing drive-up locations throughout our market area in central and western Pennsylvania, 19 offices in western New York, four offices in eastern Ohio and four offices in Maryland. Northwest Bancshares, Inc. and its wholly-owned subsidiaries also operated 52 consumer finance offices located throughout Pennsylvania. At December 31, 2012, our premises and equipment had an aggregate net book value of approximately $138.8 million.

ITEM 3.                LEGAL PROCEEDINGS

Northwest Bancshares, Inc. and its subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our results of operations. See note 18 in the notes to the consolidated financial statements.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Select Market under the symbol “NWBI.” As of February 15, 2013, we had 25 registered market makers, 14,407 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 93,681,947 shares outstanding. The following table sets forth market price and dividend information for our common stock.

Year Ended			Cash Dividends
December 31, 2012	High	Low	Declared

First Quarter	$13.08	$12.14	$0.12
Second Quarter	$13.00	$11.03	$0.12
Third Quarter	$12.70	$11.22	$0.12
Fourth Quarter	$12.50	$11.11	$0.24

Year Ended			Cash Dividends
December 31, 2011	High	Low	Declared

First Quarter	$12.59	$11.47	$0.10
Second Quarter	$12.67	$11.90	$0.11
Third Quarter	$13.36	$10.74	$0.11
Fourth Quarter	$12.93	$11.33	$0.11

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

There were no sales of unregistered securities during the quarter ended December 31, 2012.

The following tables disclose information regarding repurchases of shares of common stock during the quarter ended December 31, 2012, and includes the repurchase programs announced on August 10, 2011, September 26, 2011 and December 13, 2012.  The repurchase programs are for approximately 5,150,000, and 4,750,000 and 5,000,000 shares, respectively, and do not have expiration dates.

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (1)	Maximum number of shares yet to be purchased under the plan (1)

October	379,700	$11.84	379,700	507,771
November	507,771	11.76	507,771	—
December	—	—	—	—
	887,471	$11.80

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (2)	Maximum number of shares yet to be purchased under the plan (2)

October	—	$—	—	4,750,000
November	1,493,111	11.60	1,493,111	3,256,889
December	1,838,900	11.98	1,838,900	1,417,989
	3,332,011	$11.81

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (3)	Maximum number of shares yet to be purchased under the plan (3)

October	—	$—	—	5,000,000
November	—	—	—	5,000,000
December	—	—	—	5,000,000
	—	$—

(1)  Reflects program for approximately 5,150,000 shares announced August 10, 2011.

(2)  Reflects program for 4,750,000 shares announced September 26, 2011.

(3)  Reflects program for 5,000,000 shares announced December 13, 2012.

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on our Common Stock between December 31, 2007 and December 31, 2012, adjusted to reflect the 2.25-for-one stock split in connection with the mutual-to-stock conversion of Northwest Bancorp, MHC on December 18, 2009, (b) the cumulative total return on stocks included in the Total Return Index for the Nasdaq Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the Nasdaq Bank Index over such period.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that our stock performance will continue in the future with the same or similar trend depicted in the graph.  We will not make or endorse any predictions as to future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN *

Among Northwest Baneshares, Inc., the NASDAQ Composite Index and the NASDAQ Bank Index

	12/31/07	12/31/08	12/18/09	12/31/09	12/31/10	12/31/11	12/31/12

Northwest Bancshares, Inc.	100.00	83.25	103.97	103.23	111.61	122.13	125.28
NASDAQ Composite	100.00	59.03	78.88	82.25	97.32	98.63	110.78
NASDAQ Bank	100.00	78.22	65.86	68.07	82.4	70.08	82.33

ITEM 6.                SELECTED FINANCIAL DATA

Selected Financial and Other Data

The summary financial information presented below is derived in part from the consolidated financial statements of Northwest Bancshares, Inc. and subsidiaries after December 18, 2009 (the date of our second-step conversion), and from the consolidated financial statements of Northwest Bancorp, Inc. and subsidiaries prior to December 18, 2009.  The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes included elsewhere in this document.  The information at December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 is derived in part from the audited consolidated financial statements that appear in this document.  The information at December 31, 2010, 2009 and 2008, and for the year ended December 31, 2009 and 2008, is derived in part from audited consolidated financial statements that do not appear in this document.

	At December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Consolidated Financial Data:
Total assets	$7,942,600	7,957,705	8,148,155	8,025,298	6,930,241
Investment securities held-to-maturity	69,275	74,692	106,520	—	—
Investment securities available-for-sale	414,569	279,125	246,765	333,522	393,531
Mortgage-backed securities held-to-maturity	85,806	156,697	251,402	—	—
Mortgage-backed securities available-for-sale	664,505	629,224	703,698	733,567	745,639
Loans receivable net:
Residential mortgage loans	2,407,647	2,388,884	2,391,450	2,326,354	2,462,106
Home equity	1,068,343	1,076,099	1,088,278	1,073,718	1,031,478
Other consumer loans	230,211	240,364	249,966	267,311	261,398
Commerial real estate loans	1,551,334	1,403,619	1,314,487	1,214,274	1,050,681
Commercial loans	375,752	375,831	417,883	351,597	340,874
Total loans receivable, net (1)	5,629,261	5,480,381	5,457,593	5,229,062	5,141,892
Deposits	5,764,600	5,780,325	5,764,336	5,624,424	5,038,211
Advances from Federal Home Loan Bank and other borrowed funds	860,047	827,925	891,293	897,326	1,067,945
Shareholders’ equity	1,128,469	1,154,904	1,307,450	1,316,515	613,784

(1)         Total includes unallocated allowance for loan losses of $4.0 million, $4.4 million, $4.5 million, $4.2 million and $4.6 million for December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Selected Consolidated	(In thousands except per share data)
Operating Data:
Total interest income	$339,175	360,070	370,568	364,463	388,659
Total interest expense	75,199	92,801	112,927	135,806	169,293
Net interest income	263,976	267,269	257,641	228,657	219,366
Provision for loan losses	26,338	34,170	40,486	41,847	22,851
Net interest income after provision for loan losses	237,638	233,099	217,155	186,810	196,515
Noninterest income	57,767	58,136	60,398	53,337	38,752
Noninterest expense	205,477	200,227	196,508	200,494	170,128
Income before income tax expense	89,928	91,008	81,045	39,653	65,139
Income tax expense	26,368	26,857	23,522	7,000	16,968
Net income	$63,560	64,151	57,523	32,653	48,171
Earnings per share:
Basic	$0.68	0.64	0.53	0.30	0.44
Diluted	$0.68	0.64	0.53	0.30	0.44

At or For the Year Ended December 31,
2012	2011	2010	2009	2008
Selected Financial Ratios and Other Data:
Return on average assets (1)	0.79%	0.80%	0.71%	0.46%	0.70%
Return on average equity (2)	5.48%	5.24%	4.40%	4.71%	7.75%
Average capital to average assets	14.47%	15.18%	16.09%	9.67%	9.04%
Capital to total assets	14.21%	14.51%	16.05%	16.40%	8.86%
Tangible common equity to tangible assets	12.23%	12.60%	14.19%	14.53%	6.36%
Net interest rate spread (3)	3.41%	3.39%	3.19%	3.30%	3.25%
Net interest margin (4)	3.65%	3.68%	3.52%	3.56%	3.57%
Noninterest expense to average assets	2.56%	2.48%	2.42%	2.80%	2.48%
Efficiency ratio	63.86%	61.53%	61.79%	71.10%	65.91%
Noninterest income to average assets	0.72%	0.72%	0.74%	0.74%	0.56%
Net interest income to noninterest expense	1.28	x	1.35	x	1.31	x	1.14	x	1.29	x
Dividend payout ratio (5)	70.59%	67.19%	75.47%	130.37%	88.89%
Nonperforming loans to net loans receivable	2.14%	2.39%	2.72%	2.38%	1.93%
Nonperforming assets to total assets	1.84%	1.99%	2.08%	1.81%	1.67%
Allowance for loan losses to nonperforming loans	60.91%	54.26%	51.49%	56.49%	55.37%
Allowance for loan losses to net loans receivable	1.30%	1.30%	1.40%	1.35%	1.07%
Average interest-earning assets to average interest-bearing liabilities	1.23	x	1.22	x	1.22	x	1.12	x	1.10	x
Number of full-service offices	165	168	171	171	167
Number of consumer finance offices	52	52	52	51	51

(1)         Represents net income divided by average assets.

(2)         Represents net income divided by average equity.

(3)         Represents average yield on interest-earning assets less average cost of interest-bearing liabilities (shown on an FTE basis).

(4)         Represents net interest income as a percentage of average interest-earning assets (shown on a FTE basis).

(5)         The dividend payout ratio represents dividends declared per share divided by net income per share (excludes the acceleration dividend paid on December 24, 2012).

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our principal business consists of attracting deposits and making loans secured by various types of collateral, including real estate and other assets in the markets in which we operate.  Attracting and maintaining deposits is affected by a number of factors, including interest rates paid on competing investments offered by other financial and non-financial institutions, account maturities, fee structures, and levels of personal income and savings.  Lending activities are affected by the demand for funds and thus are influenced by interest rates, the number and quality of lenders and regional economic conditions. Sources of funds for lending activities include deposits, borrowings, repayments on loans, cash flows from investment securities and income provided from operations.

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

Our net income was $63.6 million, or $0.68 per diluted share, for the year ended December 31, 2012 compared to $64.2 million, or $0.64 per diluted share, for the year ended December 31, 2011 and $57.5 million, or $0.53 per diluted share, for the year ended December 31, 2010.  The loan loss provision was $26.3 million for the year ended December 31, 2012 compared to $34.2 million for the year ended December 31, 2011 and $40.5 million for the year ended December 31, 2010.  We recorded other-than-temporary impairment losses on securities, which were reflected as a reduction of noninterest income, of $331,000, $937,000 and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We did not significantly change our loan underwriting standards in the past several years nor did we add non-traditional residential loan products.  Other than our loans for the construction of one- to four-family residential mortgage loans, we do not solicit “interest only” mortgage loans on one- to four-family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan).  We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.  We do not directly solicit “subprime loans” (loans that generally target borrowers with FICO scores of less than 660) or Alt-A loans (traditionally defined as loans having less than full documentation).  However, a portion of the loans originated by one of our subsidiaries, Northwest Consumer Discount Company (“NCDC”), consists of loans to persons with credit scores that would cause such loans to be considered subprime.  NCDC has been in operation for over 25 years and has 52 offices throughout Pennsylvania.  NCDC offers a variety of consumer loans for automobiles, appliances and furniture as well as residential mortgage loans.  At December 31, 2012, NCDC’s total loan portfolio was approximately $114.4 million with an average loan size of $4,354, an average FICO score of 619 and an average yield of approximately 18.0%.  NCDC’s total delinquency is approximately 4.9% of outstanding loans, with loans nonperforming for 90 days or more at 1.2% of loans outstanding.  Annual net charge-offs average approximately $3.2 million, or 2.8% of outstanding loans, and it maintains an allowance for loan losses of $5.7 million, or 5.0% of loans. Although loans originated through NCDC have higher average rates of delinquency and charge-offs than similar loans originated directly by Northwest Savings Bank, management believes that the higher yields on loans originated through NCDC compensate for the incremental credit risk exposure.

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

Allowance for Loan Losses.  We recognize that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan, the creditworthiness of the borrower, general economic conditions and the quality of the collateral for the loan.  We maintain an allowance for loan losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable losses based on all available information. The allowance for loan losses is based on management’s evaluation of the collectability of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations, estimated collateral values, and current economic conditions. The loan portfolio and other credit exposures are reviewed regularly by management in its determination of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. As an integral part of their examination process, regulatory agencies periodically review our allowance for loan losses and may require us to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are derived using our historical loss experience and may be adjusted for factors that affect the collectability of the portfolio as of the evaluation date. Commercial loans over $1.0 million that are criticized are evaluated individually to determine the required allowance for loan losses and to evaluate the potential impairment.  Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of loans deteriorate as a result of the factors discussed previously. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations. The allowance is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results.  Management believes that all known losses as of December 31, 2012 and 2011 have been recorded as of those dates.

Valuation of Investment Securities.  Our investment securities are classified as either held-to-maturity or available-for-sale.  Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value.  Unrealized gains or losses, net of deferred taxes, are reported in other comprehensive income. In general, fair value is based upon quoted market prices of identical assets, when available. If quoted market prices are not available, fair value is based upon valuation models that use cash flow, security structure and other observable information. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Semi-annually (at May 31 and November 30), we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the detailed valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.  No adjustments were made to any broker quotes received by us.

We conduct a quarterly review and evaluation of all investment securities to determine if any declines in fair value are other than temporary. In making this determination, we consider the period of time the securities were in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer, if applicable, and the delinquency or default rates of underlying collateral. We consider our intent to sell the investment securities evaluated and the likelihood that we will not have to sell the investment securities before recovery of their cost basis.  If impairment exists, credit related impairment losses are recorded in earnings while noncredit related impairment losses are recorded in accumulated other comprehensive income.  Any future deterioration in the fair value of an investment security, or the determination that the existing unrealized loss of an investment security is other-than-temporary, may have a material adverse affect on future earnings.

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

In determining the projected benefit obligations for pension benefits at December 31, 2012 and 2011, we used a discount rate of 4.06% and 4.39%, respectively.  We use the Citigroup Pension Liability Index rates matching the duration of our benefit payments as of the measurement date to determine the discount rate.  Our measurement date is December 31.

Balance Sheet Analysis

Assets.  Total assets at December 31, 2012 were $7.943 billion, a decrease of $15.1 million, or 0.2%, from $7.958 billion at December 31, 2011. This decrease in assets was primarily caused by a decrease in our interest-earning deposits in other financial institutions of $230.6 million, or 38.9%, to $362.8 million at December 31, 2012 from $593.4 million at December 31, 2011.

Cash and Investments.  Total cash and investments decreased by $142.2 million, or 7.8%, to $1.686 billion at December 31, 2012, from $1.828 billion at December 31, 2011. This decrease was a result of using cash to fund an increase in net loans receivable of $148.9 million and the repurchase of 4,403,262 shares of common stock at a total cost of $52.0 million during 2012.

Loans receivable.  Net loans receivable increased by $148.9 million, or 2.7%, to $5.629 billion at December 31, 2012, from $5.480 billion at December 31, 2011. During 2012 personal banking loans decreased by $188,000, or 0.1% compared to last year. Consumers continue to take advantage of historically low interest rates as residential mortgage loans increased by $18.3 million, even with the sale of $236.5 million of our wholesale mortgage loans into the secondary market.  However, consumers appear to have concerns about incurring addition debt as home equity loans and other consumer loans decreased by $8.1 million and $10.3 million, respectively, during the year.  Our efforts to expand beyond traditional residential mortgage lending continues to produce results as our commercial banking loan portfolio increased by $151.1 million, or 8.3% to $1.975 billion at December 31, 2012 from $1.824 billion at December 31, 2011.  Commercial real estate loans increased by $150.0 million, or 10.5%, and commercial loans increased by $1.1 million compared to the prior year.

Total loans 30 days or more delinquent decreased by $17.5 million, or 10.0%, to $157.4 million at December 31, 2012 from $174.9 million at December 31, 2011.  The December 31, 2012 amount consisted of 3,642 loans, while the December 31, 2011 amount consisted of 3,412 loans. Delinquencies for all classes of loans with the exception of commercial loans decreased during the year ended December 31, 2012. Delinquencies on residential mortgage loans decreased by $3.9 million, or 5.6%, delinquencies on home equity loans decreased by $1.9 million, or 10.3%, delinquencies on other consumer loans decreased by $86,000, or 0.9% and delinquencies on commercial real estate loans decreased by $16.3 million, or 27.8%, while delinquencies on commercial loans increased by $4.7 million, or 26.5%.  Loans 90 days or more delinquent decreased by $27.5 million, or 28.7%, to $68.3 million at December 31, 2012 from $95.8 million at December 31, 2011.  This represents the lowest level of loans 90 or more days delinquent since the economic downturn began in 2008.

Set forth below are selected data related to the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Personal Banking:
Residential mortgage loans	$2,431,860	42.0%	2,414,992	42.9%	2,432,421	42.9%	2,371,996	43.8%	2,492,940	47.2%
Home equity loans	1,076,637	18.6%	1,084,786	19.3%	1,095,953	19.3%	1,080,011	19.9%	1,035,954	19.6%
Other consumer loans:
Automobile	78,577	1.3%	80,839	1.4%	88,486	1.6%	101,046	1.9%	102,267	2.0%
Education loans	14,606	0.3%	18,840	0.3%	21,957	0.4%	32,860	0.6%	38,152	0.7%
Loans on savings accounts	9,759	0.2%	11,764	0.2%	11,850	0.2%	12,209	0.2%	11,191	0.2%
Other (1)	132,425	2.3%	134,246	2.4%	133,483	2.3%	127,750	2.4%	115,913	2.2%
Total other consumer loans	235,367	4.1%	245,689	4.3%	255,776	4.5%	273,865	5.1%	267,523	5.1%
Total Personal Banking	3,743,864	64.7%	3,745,467	66.5%	3,784,150	66.7%	3,725,872	68.8%	3,796,417	71.9%

Business Banking:
Commercial real estate	1,615,701	27.9%	1,481,127	26.3%	1,423,021	25.1%	1,292,145	23.8%	1,100,218	20.8%
Commercial loans	432,944	7.4%	408,462	7.2%	463,006	8.2%	403,589	7.4%	387,145	7.3%
Total Business Banking	2,048,645	35.3%	1,889,589	33.5%	1,886,027	33.3%	1,695,734	31.2%	1,487,363	28.1%
Total loans receivable, gross	5,792,509	100.0%	5,635,056	100.0%	5,670,177	100.0%	5,421,606	100.0%	5,283,780	100.0%

Deferred loan fees	(1,624)		(4,752)		(7,165)		(7,030)		(5,041)
Undisbursed loan proceeds	(88,405)		(78,785)		(129,007)		(115,111)		(81,918)
Allowance for loan losses:
Personal Banking:
Residential mortgage loans	(8,002)		(8,482)		(6,854)		(9,349)		(4,138)
Home equity loans	(8,294)		(8,687)		(7,675)		(6,293)		(4,476)
Other consumer loans:	(5,156)		(5,325)		(5,810)		(6,554)		(6,125)
Total Personal Banking	(21,452)		(22,494)		(20,339)		(22,196)		(14,739)
Business Banking:
Commercial real estate	(34,499)		(32,148)		(35,832)		(23,942)		(20,501)
Commercial loans	(13,242)		(12,080)		(15,770)		(20,073)		(15,044)
Total Business Banking	(47,741)		(44,228)		(51,602)		(44,015)		(35,545)
Unallocated	(4,026)		(4,416)		(4,471)		(4,192)		(4,645)
Total allowance for loan losses	(73,219)		(71,138)		(76,412)		(70,403)		(54,929)
Total loans receivable, net	$5,629,261		5,480,381		5,457,593		5,229,062		5,141,892

(1) Consists primarily of secured and unsecured personal loans.

The following table sets forth the recorded investment in loans receivable by state (based on borrowers’ residence) at December 31, 2012.

(Dollars in thousands)	Residential mortgage	(1)	Home equity	(2)	Other consumer	(3)	Commercial real estate loans	(4)	Commercial loans	(5)	Total	(6)
Pennsylvania	$2,024,520	83.9%	917,645	85.2%	213,604	90.9%	853,290	53.8%	269,415	69.3%	4,278,474	75.0%
New York	158,090	6.5%	111,461	10.4%	10,235	4.3%	443,940	28.0%	55,517	14.3%	779,243	13.7%
Ohio	19,290	0.8%	10,828	1.0%	3,066	1.3%	34,261	2.2%	12,878	3.3%	80,323	1.4%
Maryland	152,676	6.3%	29,734	2.8%	1,291	0.5%	136,600	8.6%	25,497	6.5%	345,798	6.1%
All other	61,073	2.5%	6,969	0.6%	7,171	3.0%	117,742	7.4%	25,687	6.6%	218,642	3.8%
Total	$2,415,649	100.0%	$1,076,637	100.0%	$235,367	100.0%	$1,585,833	100.0%	$388,994	100.0%	$5,702,480	100.0%

(1) Percentage of total mortgage loans

(2) Percentage of total home equity loans

(3) Percentage of total other consumer loans

(4) Percentage of total commercial real estate loans

(5) Percentage of total commercial loans

(6) Percentage of total loans

The following table sets forth the maturity or period of re-pricing of our loan portfolio at December 31, 2012.  Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

At December 31, 2012 (In thousands)	Due in one year or less	Due after one year through two years	Due after two year through three years	Due after three year through five years	Due after five years	Total
Personal Banking:
Residental mortgage loans	$139,695	115,354	115,726	235,357	1,825,728	2,431,860
Home equity loans	367,218	74,429	74,487	136,855	423,648	1,076,637
Other consumer loans	98,953	39,567	35,232	60,103	1,512	235,367
Total Personal Banking	605,866	229,350	225,445	432,315	2,250,888	3,743,864

Business Banking:
Commercial real estate loans	564,588	265,377	228,838	452,126	104,772	1,615,701
Commercial loans	252,477	40,909	41,366	44,501	53,691	432,944
Total Business Banking	817,065	306,286	270,204	496,627	158,463	2,048,645
Total	$1,422,931	535,636	495,649	928,942	2,409,351	5,792,509

The following table sets forth at December 31, 2012, the dollar amount of all fixed-rate and adjustable-rate loans due one year or more after the date indicated.  Adjustable and floating-rate loans are included in the table based on the contractual due date of the loan.

At December 31, 2012 (In thousands)	Fixed	Adjustable	Total
Personal Banking:
Residental mortgage loans	$2,340,857	32,215	2,373,072
Home equity loans	767,433	262,515	1,029,948
Other consumer loans	147,587	26,631	174,218
Total Personal Banking	3,255,877	321,361	3,577,238

Business Banking:
Commercial real estate loans	369,408	903,330	1,272,738
Commercial loans	87,780	118,844	206,624
Total Business Banking	457,188	1,022,174	1,479,362
Total	$3,713,065	1,343,535	5,056,600

Investment securities.  Investment securities increased by $94.4 million, or 8.3%, to $1.234 billion at December 31, 2012 from $1.140 billion at December 31, 2011. This increase was a result of our decision to use the excess funds deposited in other financial institutions to purchase investment securities thereby improving our rate of return while assisting in maintaining our net interest margin. During the year ended December 31, 2012, we recognized other-than-temporary credit related impairment charges of $331,000 on one private label collateralized mortgage obligation.

The following table sets forth certain information regarding the amortized cost and fair value of our available-for-sale investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Residential mortgage-backed securities available for sale:
Fixed-rate pass through certificates	$85,134	91,400	110,364	118,564	111,581	118,722
Variable-rate pass through certificates	104,591	109,899	135,103	141,778	167,685	174,937
Fixed-rate non-agency CMOs	5,700	5,620	9,521	8,974	13,825	13,073
Fixed-rate agency CMOs	227,608	230,326	112,670	116,136	112,483	112,791
Variable-rate non-agency CMOs	873	853	1,104	950	3,274	2,895
Variable-rate agency CMOs	225,383	226,407	240,963	242,822	277,031	281,280
Total residential mortgage-backed securities available for sale	$649,289	664,505	609,725	629,224	685,879	703,698

Investment securities available for sale:
U.S. Government, agency and GSEs	237,993	238,354	75,576	76,238	18,499	18,886
Municipal securities	127,628	134,208	162,491	169,288	214,535	208,293
Corporate debt issues	24,911	22,703	25,536	21,134	26,017	18,860
Equity securities and mutual funds	13,301	19,304	12,080	12,465	641	726
Total investment securities available for sale	$403,833	414,569	275,683	279,125	259,692	246,765

The following table sets forth certain information regarding the amortized cost and fair value of our held-to-maturity investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Residential mortgage-backed securities held to maturity:
Fixed-rate pass through certificates	$16,369	17,281	24,160	25,259	29,820	30,226
Variable-rate pass through certificates	6,548	6,534	9,066	9,160	9,853	9,932
Fixed-rate agency CMOs	56,713	58,719	108,881	111,642	186,948	186,171
Variable-rate agency CMOs	6,176	6,257	14,590	14,870	24,781	25,174
Total residential mortgage-backed securities held to maturity	$85,806	88,791	156,697	160,931	251,402	251,503

Investment securities held to maturity:
U.S. Government, agency and GSEs	$—	—	—	—	26,500	26,536
Municipal securities	69,275	73,178	74,692	78,481	80,020	76,087
Total investment securities held to maturity	$69,275	73,178	74,692	78,481	106,520	102,623

The following table sets forth information regarding the issuers and the carrying value of our mortgage-backed securities at the dates indicated.

	At December 31,
	2012	2011	2010
	(In thousands)
Residential mortgage-backed securities:
FNMA	$341,778	333,188	355,727
GNMA	97,648	142,774	223,768
FHLMC	287,942	280,686	335,803
SBA	15,775	18,624	23,094
Other (non-agency)	7,168	10,649	16,708
Total mortgage-backed securities	$750,311	785,921	955,100

Investment Portfolio Maturities and Yields.  The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for our investment securities and mortgage-backed securities portfolios at December 31, 2012.  Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	At December 31, 2012
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Fair Value	Annualized Weighted Average Yield
	(Dollars in thousands)
Investment securities available for sale:
Government sponsored entities	$1,999	0.45%	140,352	0.85%	95,602	1.23%	—	—	237,953	238,314	1.00%
U.S. Government and agency obligations	40	1.22%	—	—	—	—	—	—	40	40	1.22%
Municipal securities	—	—	9,629	3.89%	17,355	4.15%	100,644	4.30%	127,628	134,208	4.25%
Corporate debt issues	—	—	—	—	—	—	24,911	3.11%	24,911	22,703	3.11%
Equity securities and mutual funds	—	—	—		—	—	13,301	2.28%	13,301	19,304	2.28%
Total investment securities available for sale	2,039	0.46%	149,981	1.04%	112,957	1.68%	138,856	3.89%	403,833	414,569	2.20%
Residential mortgage-backed securities available for sale:
Pass through certificates	105,026	2.77%	425	5.08%	30,685	2.52%	53,589	5.19%	189,725	201,299	3.42%
CMOs	226,256	0.69%	1	6.70%	89,209	1.71%	144,098	1.68%	459,564	463,206	1.20%
Total residential mortgage-backed securities available for sale	331,282	1.35%	426	5.08%	119,894	1.91%	197,687	2.63%	649,289	664,505	1.85%
Investment securities held-to-maturity:
Municipal securities	—	—	—	—	3,679	3.65%	65,596	4.12%	69,275	73,178	4.10%
Total investment securities held-to-maturity	—	—	—	—	3,679	3.65%	65,596	4.12%	69,275	73,178	4.10%
Residential mortgage-backed securities held-to-maturity:
Pass through certificates	6,548	2.37%	—	—	—	—	16,369	3.73%	22,917	23,815	3.34%
CMOs	6,176	2.44%	—	—	14,487	2.22%	42,226	3.04%	62,889	64,976	2.79%
Total residential mortgage-backed securities held-to-maturity	12,724	2.41%	—	—	14,487	2.22%	58,595	3.23%	85,806	88,791	2.94%
Total investment securities and mortgage-backed	$346,045	1.39%	150,407	1.05%	251,017	1.85%	460,734	3.30%	1,208,203	1,241,043	2.17%

The following tables set forth information with respect to gross unrealized holding gains and losses on our portfolio of available-for-sale investment securities as of December 31, 2012.

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
	(In thousands)
Debt issued by the U.S. government and agencies:
Due in one year or less	$40	—	—	40

Debt issued by government sponsored enterprises:
Due in one year or less	1,999	5	—	2,004
Due in one year - five years	140,352	183	(22)	140,513
Due in five years - ten years	95,602	460	(265)	95,797

Equity securities	13,301	6,025	(22)	19,304

Municipal securities:
Due in one year - five years	9,629	233	—	9,862
Due in five years - ten years	17,355	668	—	18,023
Due after ten years	100,644	5,679	—	106,323

Corporate debt issues:
Due after ten years	24,911	483	(2,691)	22,703

Residential mortgage-backed securities:
Fixed rate pass-through	85,134	6,266	—	91,400
Variable rate pass-through	104,591	5,314	(6)	109,899
Fixed rate non-agency CMOs	5,700	156	(236)	5,620
Fixed rate agency CMOs	227,608	3,462	(744)	230,326
Variable rate non-agency CMOs	873	—	(20)	853
Variable rate agency CMOs	225,383	1,345	(321)	226,407
Total residential mortgage-backed securities	649,289	16,543	(1,327)	664,505
Total marketable securities available-for-sale	$1,053,122	30,279	(4,327)	1,079,074

The following tables set forth information with respect to gross unrealized holding gains and losses on our portfolio of held-to-maturity investment securities as of December 31, 2012.

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
	(In thousands)
Municipal securities:
Due in five - ten years	$3,679	160	—	3,839
Due after ten years	65,596	3,743	—	69,339

Residential mortgage-backed securities:
Fixed rate pass-through	16,369	912	—	17,281
Variable rate pass-through	6,548	—	(14)	6,534
Fixed rate agency CMOs	56,713	2,006	—	58,719
Variable rate agency CMOs	6,176	81	—	6,257
Total residential mortgage-backed securities	85,806	2,999	(14)	88,791
Total marketable securities held-to-maturity	$155,081	6,902	(14)	161,969

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

The following table shows the fair value and gross unrealized losses on our investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2012.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss
	(In thousands)
U.S. government and agencies	$70,128	(286)	6,537	(1)	76,665	(287)
Corporate debt issues	850	(39)	12,095	(2,652)	12,945	(2,691)
Equity securities	601	(21)	17	(1)	618	(22)
Residential mortgage-backed securities - non-agency	—	—	4,357	(256)	4,357	(256)
Residential mortgage-backed securities - agency	167,294	(1,055)	14,231	(30)	181,525	(1,085)

Total temporarily impaired securities	$238,873	(1,401)	37,237	(2,940)	276,110	(4,341)

As of December 31, 2012, we had six investments in corporate issues with a total book value of $14.7 million and total fair value of $12.1 million, where book value exceeded carrying value for more than 12 months.  These investments were three single issuer trust preferred investments and three pooled trust preferred investments.  The single issuer trust preferred investments were evaluated for other-than-temporary impairment by determining the strength of the underlying issuer.  In each case, the underlying issuer was “well-capitalized” for regulatory purposes,  none of the issuers have deferred interest payments or announced the intention to defer interest payments.  We believe the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR is significantly lower than current market spreads.  We concluded the impairment of these investments was considered temporary.  In making that determination, we also considered the duration and the severity of the losses.  The pooled trust preferred investments were evaluated for other-than-temporary impairment considering duration and severity of losses, actual cash flows, projected cash flows, performing collateral, the class of securities we owned and the amount of additional defaults the structure could withstand prior to the security experiencing a disruption in cash flows.  None of these investments have experienced a disruption in cash flows nor are we projecting near-term cash flow disruptions.  We concluded, based on all facts evaluated, the impairment of these investments was considered temporary and management asserts that we do not have the intent to sell these investments and that it is more likely than not we will not have to sell the investments before recovery of their cost basis.

The following table provides class, book value, fair value and ratings information for our portfolio of corporate securities that had an unrealized loss as of December 31, 2012.

		Total
		Book	Fair	Unrealized	Moody’s/ Fitch
Description	Class	Value	Value	Losses	Ratings
	(In thousands)
Bank Boston Capital Trust (1)	N/A	$989	759	(230)	Ba2/ BB
Huntington Capital Trust	N/A	1,427	1,079	(348)	Baa3/ BB
Commercebank Capital Trust	N/A	889	850	(39)	Not rated
Ocean Shore Capital Trust	N/A	867	800	(67)	Not rated
I-PreTSL I	Mezzanine	1,500	590	(910)	Not rated/ CCC
I-PreTSL II	Mezzanine	1,500	669	(831)	Not rated/ B
PreTSL XIX	Senior A-1	8,464	8,198	(266)	Baa2/ BBB
		$15,636	12,945	(2,691)

(1)         Bank Boston was acquired by Bank of America

The following table provides collateral information, where available, on the entire pool for trust preferred securities included in the previous table as of December 31, 2012.

				Additional
				Immediate
				Defaults Before
		Current		Causing an
	Total	Deferrals	Performing	Interest
Description	Collateral	and Defaults	Collateral	Shortfall
	(In thousands)
I-PreTSL I	$188,500	15,000	173,500	116,796
I-PreTSL II	340,500	24,500	316,000	316,000
PreTSL XIX	639,881	164,036	475,845	158,500

Mortgage-backed securities include agency (Fannie Mae, Freddie Mac and Ginnie Mae) mortgage-backed securities and non-agency collateralized mortgage obligations.  We review our portfolio of agency mortgage-backed securities quarterly for impairment.  As of December 31, 2012, we believe that the impairment within our portfolio of agency mortgage-backed securities is temporary.  As of December 31, 2012, we had seven non-agency collateralized mortgage obligations with total book value of $6.6 million and total fair value of $6.5 million.  During the year ended December 31, 2012, we recognized other-than-temporary credit related impairment of $331,000 related to one of these investments.  After recognizing the other-than-temporary impairment, our book value on this investment was $3.7 million, with a fair value of $3.5 million.  We determined how much of the impairment was credit related and noncredit related by analyzing cash flow estimates, estimated prepayment speeds, loss severity and conditional default rates.  We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.  The impairment on the other six collateralized mortgage obligations, with book value of $2.9 million and fair value of $3.0 million, were also reviewed considering the severity and length of impairment. After this review, we determined that the impairment on these securities was temporary.

The following table shows issuer specific information, book value, fair value, unrealized losses and other-than-temporary impairment recorded in earnings for our portfolio of non-agency collateralized mortgage obligations as of December 31, 2012.

				Cumulative
	Total			impairment
	Book	Fair	Unrealized	recorded in
Description	Value	Value	Loss	earnings
	(In thousands)
AMAC 2003-6 2A2	$198	203	—	—
AMAC 2003-6 2A8	409	420	—	—
BOAMS 2005-11 1A8	613	738	—	(146)
CWALT 2005-J14 A3	3,740	3,504	(236)	(1,007)
CFSB 2003-17 2A2	416	426	—	—
WAMU 2003-S2 A4	324	329	—	—
WFMBS 2003-B A2	873	853	(20)	—
	$6,573	6,473	(256)	(1,153)

We review our portfolio of municipal securities quarterly for impairment. We initially evaluate investments in municipal securities for other-than-temporary impairment by comparing the fair value, provided to us by two third party pricing sources using quoted prices for similar assets that are actively traded, to the carrying value.  When an investment’s fair value is below 80% of the carrying value we then compare the stated interest rate to current market interest rates to determine if the decline in fair value is attributable to interest rates.  If the stated interest rate approximates current interest rates for similar securities, we determine if the investment is rated and if so, if the rating has changed in the current period.  If the rating has not changed during the current period, we review publicly available information to determine if there has been any negative change in the underlying municipality.  As of December 31, 2012, none of the investments in our municipal securities portfolio had a book value that exceeded carrying value for more than 12 months.

Deposits.  Deposits decreased by $15.7 million, or 0.3%, to $5.765 billion at December 31, 2012 from $5.780 billion at December 31, 2011. Deposit balances increased across all of our products with the exception of certificates of deposit.  During 2012 we have continued our emphasis on generating checking accounts and other low cost deposits. Checking accounts increased by $148.0 million, or 10.1%, to $1.607 billion at December 31, 2012 from $1.459 billion at December 31, 2011. Savings accounts, including money market deposit accounts, increased by $235.0 million, or 11.5%, to $2.271 billion at December 31, 2012 from $2.036 billion at December 31, 2011.  Certificate of deposit accounts decreased by $398.7 million, or 17.5%, to $1.886 billion at December 31, 2012 from $2.285 billion at December 31, 2011.

The following table sets forth the dollar amount of deposits in each state indicated as of December 31, 2012.

State	Balance	Percent
	(Dollars in thousands)

Pennsylvania	$4,757,183	82.6%
New York	665,214	11.5%
Ohio	58,481	1.0%
Maryland	267,989	4.6%
Other	15,733	0.3%
Total	$5,764,600	100.0%

The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2012.

Maturity Period	Certificates of Deposit
(In thousands)

Three months or less	$70,324
Over three months through six months	60,715
Over six months through twelve months	87,210
Over twelve months	257,255
Total	$475,504

The following table sets forth the dollar amount of deposits in the various types of accounts we offered at the dates indicated.

	At December 31,
	2012			2011			2010
	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)
	(Dollars in thousands)

Savings accounts	$1,158,795	20.1%	0.34%	1,072,278	18.5%	0.41%	1,049,194	18.2%	0.60%
Checking accounts	1,607,200	27.9	0.04%	1,459,236	25.2	0.06%	1,357,538	23.6	0.07%
Money market accounts	1,112,516	19.3	0.31%	963,994	16.7	0.40%	899,688	15.6	0.52%
Certificates of deposit:
Maturing within 1 year	871,580	15.1	1.00%	1,356,963	23.5	1.95%	1,230,549	21.3	1.62%
Maturing 1 to 3 years	438,970	7.6	1.54%	488,647	8.5	1.82%	1,011,806	17.6	2.88%
Maturing more than 3 years	575,539	10.0	1.86%	439,207	7.6	2.41%	215,561	3.7	2.82%
Total certificates	1,886,089	32.7	1.39%	2,284,817	39.5	2.01%	2,457,916	42.6	2.25%
Total deposits	$5,764,600	100.0%	0.58%	5,780,325	100.0%	0.96%	5,764,336	100.0%	1.13%

(1)         Represents percentage of total deposits.

(2)         Represents weighted average nominal rate at year end.

Borrowings.  Borrowings increased by $32.1 million, or 3.9%, to $860.0 million at December 31, 2012 from $827.9 million at December 31, 2011. This increase resulted from an increase in reverse repurchase agreements.  The interest rate paid on reverse repurchase agreements decreased during the year to 0.34% from 0.58% the prior year.  During 2010, we restructured $695.0 million of FHLB borrowings reducing the annual interest cost by 0.22%, while extending the average maturities of these borrowings by approximately 3.5 years.  We incurred a penalty of $52.2 million in conjunction with this restructuring, which will be amortized as part of interest expense over the life of the borrowings. At December 31, 2012 the remaining amount to be amortized was $35.8 million. Our next scheduled maturity of FHLB borrowings is in 2015.

The following table sets forth information concerning our borrowings at the dates and for the periods indicated.

	During the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Federal Home Loan Bank of Pittsburgh borrowings:
Average balance outstanding	$695,551	700,928	769,493
Maximum outstanding at end of any month during year	695,579	705,645	782,210
Balance outstanding at end of year	695,516	695,585	745,651
Weighted average interest rate during year	3.67%	3.67%	3.95%
Weighted average interest rate at end of year	3.67%	3.67%	3.75%

Reverse repurchase agreements:
Average balance outstanding	154,620	140,820	127,350
Maximum outstanding at end of any month during year	176,516	151,831	157,582
Balance outstanding at end of year	164,531	132,340	145,642
Weighted average interest rate during year	0.34%	0.58%	1.01%
Weighted average interest rate at end of year	0.32%	0.35%	0.74%

Total borrowings:
Average balance outstanding	$850,171	841,748	896,843
Maximum outstanding at end of any month during year	872,040	847,449	905,874
Balance outstanding at end of year	860,047	827,925	891,293
Weighted average interest rate during year	3.07%	3.13%	3.57%
Weighted average interest rate at end of year	3.03%	3.13%	3.26%

Shareholders’ equity.  Total shareholders’ equity at December 31, 2012 was $1.128 billion, a decrease of $26.4 million, or 2.3%, from $1.155 billion at December 31, 2011. This decrease was a result of the repurchase of 4,403,262 shares of common stock for $52.0 million and the payment of dividends of $56.9 million. These decreases were partially offset by net income of $63.6 million and a decrease in other comprehensive loss of $11.7 million.

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

	For the Years Ended December 31,
	2012			2011			2010
	Average Outstanding Balance	Interest	Average Yield/ Cost (10)	Average Outstanding Balance	Interest	Average Yield/ Cost (10)	Average Outstanding Balance	Interest	Average Yield/ Cost (10)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (includes FTE adjustments of $2,259, $1,714 and $1,483, respectively) (1)(2)(3)	$5,655,179	311,650	5.51%	5,508,790	322,656	5.85%	5,487,645	330,431	6.03%
Mortgage-backed securities (5)	736,896	16,738	2.27%	874,366	23,450	2.68%	816,182	25,271	3.10%
Investment securities (includes FTE adjustments of $4,910, $6,200 and $6,320, respectively) (4)(5)	353,431	16,357	4.63%	384,389	20,166	5.25%	369,858	20,572	5.56%
Federal Home Loan Bank stock	47,205	87	0.18%	53,985	—	—	62,688	—	—
Interest-earning deposits	638,366	1,599	0.25%	665,074	1,712	0.25%	805,161	2,097	0.26%
Total interest-earning assets (includes FTE adjustments of $7,169 $7,914 and $7,803, respectively)	7,431,077	346,431	4.66%	7,486,604	367,984	4.91%	7,541,534	378,371	5.02%
Non-interest-earning assets (6)	581,429			570,888			578,317
Total assets	$8,012,506			8,057,492			8,119,851
Interest-bearing liabilities:
Savings	1,136,774	4,219	0.37%	1,075,890	5,000	0.46%	1,031,362	8,166	0.79%
Interest-bearing demand	822,626	792	0.10%	793,287	960	0.12%	776,091	1,211	0.16%
Money market	1,047,894	3,605	0.34%	939,317	4,243	0.45%	888,081	5,977	0.67%
Certificates	2,059,702	34,761	1.69%	2,362,313	50,518	2.14%	2,483,481	59,820	2.41%
Borrowed funds (7)	850,171	26,105	3.07%	841,748	26,381	3.13%	896,843	32,054	3.57%
Junior subordinated deferrable interest debentures	103,094	5,717	5.47%	103,094	5,699	5.45%	103,094	5,699	5.45%
Total interest-bearing liabilities	6,020,261	75,199	1.25%	6,115,649	92,801	1.52%	6,178,952	112,927	1.83%
Non-interest-bearing checking	723,666			618,256			515,611
Non-interest-bearing liabilities	109,483			100,178			118,508
Total liabilities	6,853,410			6,834,083			6,813,071
Shareholders’ equity	1,159,096			1,223,409			1,306,780
Total liabilities and stockholders’ equity	$8,012,506			8,057,492			8,119,851
Net interest income		271,232			275,183			265,444
Net interest rate spread (8)			3.41%			3.39%			3.19%
Net interest earning assets/
Net interest margin (9)	$1,410,816		3.65%	1,370,955		3.68%	1,362,582		3.52%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.23x			1.22x			1.22x

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

(6)              Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(7)              Average balances include Federal Home Loan Bank advances and securities sold under agreements to repurchase..

(8)              Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(9)              Net interest margin represents net interest income as a percentage of average interest-earning assets.

(10)       Shown on a FTE basis.  GAAP basis yields were:  Loans — 5.47%, 5.82% and 6.00%, respectively, Investment securities — 3.24%, 3.63% and 3.85%, respectively, interest-earning assets — 4.57%, 4.80% and 4.92%, respectively, GAAP basis net interest rate spreads were 3.32%, 3.29% and 3.09%, respectively, and GAAP basis net interest margins were 3.55%, 3.57% and 3.42%, respectively.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the year ended December 31, 2012 compared to 2011 and for the year ended December 31, 2011 compared to 2010. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the prior year rate; (2) changes in rate multiplied by the prior year volume; and (3) the total increase or decrease. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31,			Years Ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$(19,570)	8,564	(11,006)	(9,878)	2,103	(7,775)
Mortgage-backed securities	(3,307)	(3,405)	(6,712)	(3,623)	1,802	(1,821)
Investment securities	(2,280)	(1,529)	(3,809)	(1,214)	808	(406)
Federal Home Loan Bank stock	99	(12)	87	—	—	—
Interest-earning deposits	(45)	(68)	(113)	(22)	(363)	(385)
Total interest-earning assets	(25,103)	3,550	(21,553)	(14,737)	4,350	(10,387)

Interest-bearing liabilities:
Savings accounts	(1,064)	283	(781)	(3,519)	353	(3,166)
Interest-bearing demand accounts	(204)	36	(168)	(278)	27	(251)
Money market demand accounts	(1,128)	490	(638)	(2,079)	345	(1,734)
Certificate accounts	(9,968)	(5,789)	(15,757)	(6,511)	(2,791)	(9,302)
Borrowed funds	(540)	264	(276)	(3,825)	(1,848)	(5,673)
Junior subordinated deferrable interest debentures	18	—	18	—	—	—
Total interest-bearing liabilities	(12,886)	(4,716)	(17,602)	(16,212)	(3,914)	(20,126)

Net change in net interest income	$(12,217)	8,266	(3,951)	1,475	8,264	9,739

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011

General.  Net income for the year ended December 31, 2012 was $63.6 million, or $0.68 per diluted share, a decrease of $591,000, or 0.9%, from $64.2 million, or $0.64 per diluted share, for the year ended December 31, 2011. The decrease in net income resulted primarily from a decrease in net interest income of $3.3 million and an increase in noninterest expense of $5.3 million.  These items were partially offset by decreases in the provision for loan losses and income tax expense. A discussion of each significant change follows.

Net income for the year ended December 31, 2012 represents a 5.48% and 0.79% return on average equity and return on average assets, respectively, compared to 5.24% and 0.80% for the year ended December 31, 2011.

Interest income.  Interest income decreased by $20.9 million, or 5.8%, to $339.2 million for the year ended December 31, 2012 from $360.1 million for the year ended December 31, 2011.  The decrease in interest income was due both to a decrease in the average balance of interest-earning assets and a decrease in the average yield on interest-earning assets.  The average balance of interest-earning assets decreased by $55.5 million, or 0.7%, to $7.431 billion for the year ended December 31, 2012 from $7.487 billion for the year ended December 31, 2011.  The average rate earned on interest-earnings assets decreased by 23 basis points, to 4.57% for the year ended December 31, 2012 from 4.80% for the year ended December 31, 2011.  An explanation of the changes in the balances of interest-earnings assets and changes in the yield is discussed in each category below.

Interest income on loans receivable decreased by $11.5 million, or 3.6%, to $309.4 million for the year ended December 31, 2012 from $320.9 million for the year ended December 31, 2011.  This decrease was attributable to a decrease in the average yield, which was partially offset by an increase in the average balance of loans receivable. The average yield on loans receivable decreased by 35 basis points, to 5.47% for the year ended December 31, 2012, from 5.82% for the year ended December 31, 2011.  This decrease is primarily due to the re-pricing of variable rate loans, the refinancing of existing loans to lower market interest rates and the origination of new loans in the continued low and highly competitive interest rate environment.  Average loans receivable increased by $146.4 million, or 2.7%, to $5.655 billion for the year ended December 31, 2012 from $5.509 billion for the year ended December 31, 2011.  This increase was primarily attributable to our efforts in attracting and maintaining quality business loan relationships, especially in our Buffalo and Rochester, New York markets, as well as strong residential mortgage loan demand throughout the year.

Interest income on mortgage-backed securities decreased by $6.8 million, or 28.6%, to $16.7 million for the year ended December 31, 2012 from $23.5 million for the year ended December 31, 2011.  This decrease was attributable to decreases in both the average yield and the average balance of mortgage-backed securities.  The average yield on mortgage-backed securities decreased by 41 basis points, to 2.27% for the year ended December 31, 2012, from 2.68% for the year ended December 31, 2011.  This decrease in yield resulted from the continuation of historically low market interest rates which caused a decrease in the rates on our variable rate securities and lower relative yields on the securities that were purchased during the year.  The average balance of mortgage-backed securities decreased by $137.5 million, or 15.7%, to $736.9 million for the year ended December 31, 2012 from $874.4 million for the year ended December 31, 2011.  This decrease in the average balance was primarily the result of using cash flow to finance loan growth and the repurchase of our common stock.

Interest income on investment securities decreased by $2.6 million, or 18.0%, to $11.4 million for the year ended December 31, 2012 from $14.0 million for the year ended December 31, 2011.  This decrease was attributable to both a decrease in the yield on investment securities and a decrease in the average balance of investment securities.  The average yield decreased by 39 basis points, to 3.24% for the year ended December 31, 2012, from 3.63% for the year ended December 31, 2011.  This decrease in yield resulted from higher yielding municipal securities maturing and being called as well as lower relative yields on the securities that were purchased during the year.  The average balance of investment securities decreased by $31.0 million, or 8.1%, to $353.4 million for the year ended December 31, 2012 from $384.4 million for the year ended December 31, 2011.  The decrease in the average balance of investment securities was primarily the result of using cash flow to finance loan growth and the repurchase of our common stock.

During the year ended December 31, 2012 the Federal Home Loan Bank of Pittsburgh (“FHLB”) resumed dividend payments, which had been suspended in 2008.  Dividends on FHLB stock totaled $87,000 on an average balance of $47.2 million, resulting in a yield of 0.18% for the year ended December 31, 2012.

Interest income on interest-earning deposits decreased by $113,000, or 6.6%, to $1.6 million for the year ended December 31, 2012 from $1.7 million for the year ended December 31, 2011.  This decrease is the result of a decrease in the average balance of interest-earning deposits of $26.7 million, or 4.0%, to $638.4 million for the year ended December 31, 2012 from $665.1 million for the year ended December 31, 2011.  This decrease is primarily the result of using cash flow for loan growth and to repurchase our common stock during the year.

Interest expense.  Interest expense decreased by $17.6 million, or 19.0%, to $75.2 million for the year ended December 31, 2012 from $92.8 million for the year ended December 31, 2011.  This decrease was primarily attributed to decreases in both the interest rate paid on and the average balance of deposits and borrowings. The average rate paid on all categories of deposit accounts decreased during the year ended December 31, 2012 due to a decrease in market interest rates.  Rates on savings accounts decreased from 0.46% to 0.37%; interest-bearing demand deposit rates decreased from 0.12% to 0.10%; money market demand account rates decreased from 0.45% to 0.34% and certificates of deposit rates decreased from 2.14% to 1.69%. Also contributing to the decrease in interest expense was a shift in the mix of our deposits with balances increasing for savings, interest-bearing checking and money market demand accounts, while decreasing for certificates of deposit.  The average rate paid on borrowed funds decreased by 6 basis points to 3.07% for the year ended December 31, 2012, from 3.13% for the year ended December 31, 2011 as the average rate on repurchase agreements decreased from 0.58% for the year ended December 31, 2011 to 0.34% for the year ended December 31, 2012.  The decrease in rate was partially offset by an increase in the average balance of repurchase agreement of $13.8 million during the year ended December 31, 2012.

Net interest income.  Net interest income decreased by $3.3 million, or 1.2%, to $264.0 million for the year ended December 31, 2012 from $267.3 million for the year ended December 31, 2011.  This decrease was a result of the factors previously discussed as well as a decrease in total interest-earning assets.  Our net interest rate spread increased by 3 basis points, to 3.32% for the year ended December 31, 2012 from 3.29% for the year ended December 31, 2011 while our net interest margin decreased by 2 basis points, to 3.55% for the year ended December 31, 2012 from 3.57% for the year ended December 31, 2011.

Provision for loan losses.  We analyze the allowance for loan losses as described in the section “Allowance for Loan Losses” on page 31.  The provision for loan losses decreased by $7.9 million, or 22.9%, to $26.3 million for year ended December 31, 2012 from $34.2 million for the year ended December 31, 2011.  Facilitating this decrease was a decrease in non-accrual loans of $10.9 million, or 8.3%, to $120.2 million at December 31, 2012 from $131.1 million at December 31, 2011. Additionally, loans 90 or more days delinquent decreased by $27.5 million, or 28.7%, to $68.3 million at December 31, 2012, from $95.8 million at December 31, 2011.  These changes were partially offset by increases in historical charge-off factors and an increase in business banking loans collectively evaluated for impairment, which typically require higher reserves than personal banking loans.

In determining the amount of the current period provision, we considered the extended length of time of the current economic downturn and its impact on our markets, including unemployment levels, bankruptcy filings, and changes in real estate values which ultimately impact the quality of our loan portfolio.  Net loan charge-offs decreased by $15.1 million, or 38.5%, to $24.3 million for the year ended December 31, 2012 from $39.4 million for the year ended December 31, 2011.  Annual net charge-offs to average loans decreased to 0.43% for the year ended December 31, 2012 from 0.72% for the year ended December 31, 2011.  The provision that is recorded is sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.  Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest income.  Noninterest income decreased by $369,000, or 0.6%, to $57.8 million for the year ended December 31, 2012 from $58.1 million for the year ended December 31, 2011.  Losses on real estate owned increased by $3.2 million, or 132.6%, to $5.6 million for the year ended December 31, 2012 from $2.4 million for the year ended December 31, 2011.  Our portfolio of foreclosed properties, currently valued at $26.2 million, continues to be actively managed and this increase resulted from losses on the sale of properties and write-downs on some of the remaining properties, primarily located in Florida.  Additionally, income from bank owned life insurance decreased by $1.1 million, or 17.6%, compared to last year as a result of death benefits received in 2011.  Partially offsetting these factors was an increase in mortgage banking income of $3.8 million, or 445.2%, to $4.7 million for the year ended December 31, 2012 from $858,000 for the year ended December 31, 2011, as an increased number of residential mortgage loans were sold at favorable pricing levels into the secondary market.  Other-than-temporary impairment losses on our investment securities portfolio decreased by $606,000, or 64.7%, for the year ended December 31, 2012 compared to last year.

Noninterest expense.  Noninterest expense increased by $5.3 million, or 2.6%, to $205.5 million for the year ended December 31, 2012 from $200.2 million for the year ended December 31, 2011.  This increase is primarily the result of increases in compensation and employee benefits, processing expense, professional services and real estate owned expense. Compensation and employee benefits increased by $5.1 million, or 4.8%, to $111.7 million for the year ended December 31, 2012 from $106.6 million for the year ended December 31, 2011. This increase is primarily attributable to the addition of 92 full-time equivalent employees since the beginning of the current year and increased benefit costs.  These personnel increases have occurred primarily in commercial lending, loan servicing and regulatory compliance areas. As a result of outsourcing our internal audit function and the continued engagement of compliance consultants, professional services increased by $1.8 million, or 34.1%, to $7.0 million for the year ended December 31, 2012. Processing expense increased by $1.7 million, or 7.1%, compared to the prior year due to regular maintenance and upgrades and our ATM replacement program.  Real estate owned expenses remain elevated as we incur insurance expenses and property taxes on our $26.2 million portfolio of foreclosed properties, as well as operating costs associated with several foreclosed commercial businesses.  Partially offsetting these increases were decreases in marketing expense and federal deposit insurance premiums. Marketing expense decreased by $2.2 million, or 21.3%, to $7.8 million for the year ended December 31, 2012 from $10.0 million for the year ended December 31, 2011 due to the timing of several marketing campaigns.  Federal deposit insurance premiums decreased by $1.5 million, or 21.8%, to $5.6 million for the year ended December 31, 2012 as the assessment formula was changed to calculate premiums based on net assets rather than deposits.

Income taxes.  Income tax expense decreased by $489,000, or 1.8%, to $26.4 million for the year ended December 31, 2012 from $26.9 million for the year ended December 31, 2011.  This decrease is due to a decrease in income before income taxes of $1.1 million, or 1.2%, and a decrease in the effective tax rate from 29.5% to 29.3%.

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

Interest income.  Interest income decreased by $10.5 million, or 2.8%, to $360.1 million for the year ended December 31, 2011 from $370.6 million for the year ended December 31, 2010.  The decrease in interest income was due to a decrease in the average balance of interest-earning assets and a decrease in the average yield on interest-earning assets.  The average balance of interest-earning assets decreased by $54.9 million, or 0.7%, to $7.487 billion for the year ended December 31, 2011 from $7.542 billion for the year ended December 31, 2010.  The average rate earned on interest-earnings assets decreased by 12 basis points, to 4.80% for the year ended December 31, 2011 from 4.92% for the year ended December 31, 2010.  An explanation of the changes in the balances of interest-earnings assets and changes in the yield is discussed in each category below.

Interest income on loans receivable decreased by $8.0 million, or 2.4%, to $320.9 million for the year ended December 31, 2011 from $328.9 million for the year ended December 31, 2010.  This decrease was attributable to a decrease in the average yield, which was partially offset by an increase in the average balance of loans receivable. The average yield on loans receivable decreased by 18 basis points, to 5.82% for the year ended December 31, 2011, from 6.00% for the year ended December 31, 2010.  This decrease is primarily due to the re-pricing of variable rate loans and the origination of new loans in a lower interest rate environment.  Average loans receivable increased by $21.1 million, or 0.4%, to $5.509 billion for the year ended December 31, 2011 from $5.488 billion for the year ended December 31, 2010.  This increase was attributable both to our efforts in attracting and maintaining quality personal and business loan relationships as well as increased loan demand in the fourth quarter.

Interest income on mortgage-backed securities decreased by $1.8 million, or 7.2%, to $23.5 million for the year ended December 31, 2011 from $25.3 million for the year ended December 31, 2010.  This decrease was attributable to a decrease in the average yield earned on mortgage-backed securities, which was partially offset by an increase in the average balance of mortgage-backed securities.  The average yield on mortgage-backed securities decreased by 42 basis points, to 2.68% for the year ended December 31, 2011, from 3.10% for the year ended December 31, 2010.  This decrease in yield is primarily the result of the continued low interest rate environment throughout 2011 which caused the rates on our variable rate securities to decrease as they re-price.  The average mortgage-backed securities balance increased by $58.2 million, or 7.1%, to $874.4 million for the year ended December 31, 2011 from $816.2 million for the year ended December 31, 2010.  The increase in the average balance of mortgage-backed securities was primarily the result of deploying excess funds which have resulted from lower net loan growth and an increase in deposits.

Interest income on investment securities decreased by $286,000, or 2.0%, to $14.0 million for the year ended December 31, 2011 from $14.3 million for the year ended December 31, 2010.  This decrease was attributable to a decrease in the yield on investment securities, which was partially offset by an increase in the average balance of investment securities.  The average yield decreased by 22 basis points, to 3.63% for the year ended December 31,

2011, from 3.85% for the year ended December 31, 2010.  This decrease in yield resulted from the continuation of historically low market interest rates which caused a decrease in the rates on our variable rate securities and low yields on the securities that were purchased during 2011.  The average balance of investment securities increased by $14.5 million, or 3.9%, to $384.4 million for the year ended December 31, 2011 from $369.9 million for the year ended December 31, 2010.  The increase in the average balance of investment securities was primarily the result of deploying excess funds which resulted from lower net loan growth and an increase in deposits.

Interest income on interest-earning deposits decreased by $385,000, or 18.4%, to $1.7 million for the year ended December 31, 2011 from $2.1 million for the year ended December 31, 2010.  This decrease is the result of a decrease in the average balance of interest-earning deposits of $140.1 million, or 17.4%, to $665.1 million for the year ended December 31, 2011 from $805.2 million for the year ended December 31, 2010.  This decrease is primarily the result of the use of cash to repurchase our common stock during 2011.

Interest expense.  Interest expense decreased by $20.1 million, or 17.8%, to $92.8 million for the year ended December 31, 2011 from $112.9 million for the year ended December 31, 2010.  This decrease was primarily attributed to decreases in both the interest rate paid on and the average balance of deposits and borrowings. The average rate paid on all categories of deposit accounts decreased during the year ended December 31, 2011 due to a decrease in market interest rates.  Rates on savings accounts decreased from 0.79% to 0.46%; interest-bearing demand deposit rates decreased from 0.16% to 0.12%; money market demand account rates decreased from 0.67% to 0.45% and certificates of deposit rates decreased from 2.41% to 2.14. Also contributing to the decrease in interest expense was a shift in the mix of our deposits where we increased the balances of savings, interest-bearing checking and money market demand accounts, while decreasing the balance of certificates.  The average rate paid on borrowed funds decreased by 44 basis points, to 3.13% for the year ended December 31, 2011, from 3.57% for the year ended December 31, 2010 as the average rate on repurchase agreements decreased from 1.01% for the year ended December 31, 2010 to 0.58% for the year ended December 31, 2011.  We also made scheduled repayments of FHLB advances of $50.0 million, which had an interest rate of 4.87%, and realized a full years effect of reduced interest rates due to our refinancing $695.0 million of FHLB advances in September 2010.

Net interest income.  Net interest income increased by $9.6 million, or 3.7%, to $267.3 million for the year ended December 31, 2011 from $257.6 million for the year ended December 31, 2010.  This increase was a result of the factors previously discussed.  Our net interest rate spread increased by 20 basis points, to 3.29% for the year ended December 31, 2011 from 3.09% for the year ended December 31, 2010 and our net interest margin increased by 15 basis points, to 3.57% for the year ended December 31, 2011 from 3.42% for the year ended December 31, 2010.

Provision for loan losses.  We analyze the allowance for loan losses as described in the section “Allowance for Loan Losses.”  The provision for loan losses decreased by $6.3 million, or 15.6%, to $34.2 million for the year ended December 31, 2011 from $40.5 million for the year ended December 31, 2010.  Facilitating this decrease was an adjustment to the loss factors used to determine the reserve requirements for loans collectively evaluated for impairment. Additionally, nonperforming loans decreased by $17.3 million, or 11.7%, and classified assets decreased by $18.8 million, or 7.0%. These changes were partially offset by increases in historical charge-offs and an increase in our business banking portfolio.

In determining the amount of the provision for the year ended December 31, 2011, we considered the extended length of time of the current economic downturn and its impact on our markets, including unemployment levels, bankruptcy filings, and changes in real estate values which ultimately impact the quality of our loan portfolio.  Net loan charge-offs increased by $4.9 million, or 14.4%, to $39.4 million for the year ended December 31, 2011 from $34.4 million for the year ended December 31, 2010.  Annual net charge-offs to average loans increased to 0.72% for the year ended December 31, 2011 from 0.63% for the year ended December 31, 2010.  However, 17 loans comprised $18.9 million, or 48.0% of the charge-offs during the current year. The provision that was recorded is sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in the Company’s loan portfolio relative to loan mix, economic conditions and historical loss experience.  Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest income.  Noninterest income decreased by $2.3 million, or 3.7%, to $58.1 million for the year ended December 31, 2011 from $60.4 million for the year ended December 31, 2010.  This decrease in noninterest income was due to a number of factors.  Service charges and fees decreased by $2.5 million, or 6.7%, to $35.4 million for the year ended December 31, 2011 compared to last year. This decrease was primarily the result of lower deposit overdraft revenue due to the implementation of FDIC regulatory guidance. Gain on sale of investments decreased by $1.9 million, or 83.8%, due to a gain of $2.1 million recognized on the sale of $55.0 million of securities during 2010. Mortgage banking income decreased by $1.3 million during the year ended December 31, 2011, or 60.9%, as we retained most of the mortgage loans originated through wholesale lending rather than selling those loans into the secondary market. Partially offsetting these decreases was an increase in insurance commission income of $1.3 million, or 26.2%, to $6.5 million for the year ended December 31, 2011 from $5.2 million for the year ended December 31, 2010. Trust and other financial services income increased by $837,000, or 12.0%, when compared to 2010. Income from bank owned life insurance increased by $939,000, or 18.5%, as a result of death benefits received from three policies.

Noninterest expense.  Noninterest expense increased by $3.7 million, or 1.9%, to $200.2 million for the year ended December 31, 2011 from $196.5 million for the year ended December 31, 2010.  This increase is primarily the result of increases in compensation and employee benefits and professional services. Compensation and employee benefits increased by $5.9 million, 5.8%, to $106.6 million for the year ended December 31, 2011 compared to the prior year. This increase is primarily attributable to an increase in employee stock benefit plan expense, health insurance and an increase of 69 full-time equivalent employees during the year ended December 31, 2011.  These personnel increases have occurred primarily in commercial lending, loan servicing and regulatory compliance areas. As a result of outsourcing our internal audit function and the continued engagement of compliance consultants, professional services increased by $2.5 million, or 91.5%, to $5.2 million for the year ended December 31, 2011. Partially offsetting these increases were decreases in federal deposit insurance premiums, real estate owned expense and acquisition expense. Federal deposit insurance premiums decreased by $2.0 million, or 21.6%, to $7.1 million for the year ended December 31, 2011 as the assessment formula was changed to calculate premiums based on net assets rather than deposits. Real estate owned expense decreased by $1.3 million, or 44.0%, to $1.6 million for the year ended December 31, 2011 as we paid delinquent real estate taxes due on an REO property we acquired during the prior year period. Acquisition expenses of $1.2 million were recognized during the prior year with none incurred in the current year.

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

Asset Quality

We actively manage asset quality through our underwriting practices and collection procedures. Our underwriting practices are focused on balancing risk and return while our collection operations focus on diligently working with delinquent borrowers in an effort to minimize losses.

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

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Loans delinquent 30 days to 59 days:
Residential mortgage loans	$32,921	33,671	35,329	27,913	32,852
Home equity loans	6,534	7,426	7,317	7,014	6,928
Other consumer loans	5,456	4,854	5,318	4,297	4,503
Commercial real estate loans	13,001	10,680	16,287	16,152	18,901
Commercial loans	3,233	2,027	6,590	3,293	7,700
Total loans delinquent 30 days to 59 days	61,145	58,658	70,841	58,669	70,884

Loans delinquent 60 days to 89 days:
Residential mortgage loans	9,387	8,629	9,848	6,657	7,568
Home equity loans	1,977	1,953	3,249	1,719	1,639
Other consumer loans	1,830	1,787	1,331	1,425	1,228
Commercial real estate loans	4,596	3,122	14,365	5,811	8,432
Commercial loans	10,158	4,958	1,678	2,474	3,801
Total loans delinquent 60 days to 89 days	27,948	20,449	30,471	18,086	22,668

Loans delinquent 90 days or more: (1)
Residential mortgage loans	24,286	28,221	29,751	29,134	20,309
Home equity loans	8,479	9,560	10,263	10,008	7,817
Other consumer loans	1,936	2,667	2,565	2,775	2,065
Commercial real estate loans	24,550	44,603	44,965	49,594	43,828
Commercial loans	9,096	10,785	12,877	18,269	25,184
Total loans delinquent 90 days or more	68,347	95,836	100,421	109,780	99,203

Total loans 30 days or more delinquent	$157,440	174,943	201,733	186,535	192,755
Total real estate owned	26,165	26,887	20,780	20,257	16,844
Total loans 90 days or more delinquent and real estate owned	94,512	122,723	121,201	130,037	116,047
Total loans 90 days or more delinquent to net loans receivable	1.21%	1.75%	1.84%	2.10%	1.93%
Total loans 90 days or more delinquent and real estate owned to total assets	1.19%	1.54%	1.49%	1.63%	1.67%
Nonaccrual troubled debt restructuring	$41,166	29,575	41,740	2,908	—
Accruing troubled debt restructuring	48,278	39,854	10,865	18,177	—
Total troubled debt restructurings	$89,444	69,429	52,605	21,085	—

(1)           We classify as nonperforming all loans 90 days or more delinquent.

During the year ended December 31, 2012, gross interest income of approximately $11.7 million would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current and in accordance with their original terms throughout the year.  We recognized $2.9 million of interest income on nonaccrual loans during the year ended December 31, 2012.

The following table sets forth loans 90 or more days delinquent by state (based on borrowers’ residence) at December 31, 2012.

(Dollars in thousands)	Residential mortgage	(1)	Home equity	(2)	Other consumer	(3)	Commercial real estate loans	(4)	Commercial loans	(5)	Total	(6)
Pennsylvania	$15,694	0.8%	5,096	0.6%	1,861	0.9%	17,406	2.0%	3,493	1.3%	43,550	1.0%
New York	1,430	0.9%	1,515	1.4%	69	0.7%	706	0.2%	7	0.0%	3,727	0.5%
Ohio	231	1.2%	132	1.2%	—	0.0%	—	0.0%	—	0.0%	363	0.5%
Maryland	3,932	2.6%	1,428	4.8%	5	0.4%	4,298	3.1%	2,678	10.5%	12,341	3.6%
All other	2,999	4.9%	308	4.4%	1	0.0%	2,140	1.8%	2,918	11.4%	8,366	3.8%
Total	$24,286	1.0%	8,479	0.8%	1,936	0.8%	24,550	1.6%	9,096	2.2%	68,347	1.2%

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

(3)  Percentage of total other consumer loans in that geographic area

(4)  Percentage of total commercial real estate loans in that geographic area

(5)  Percentage of total commercial loans in that geographic area

(6)  Percentage of total loans in that geographic area

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans considered to be of lesser quality as “substandard,” “doubtful,” or “loss” assets.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the savings institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” so that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention.”  At December 31, 2012, we had 272 loans, with an aggregate principal balance of $81.2 million, designated as special mention.

We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  Our largest classified assets generally are also our largest nonperforming assets.

The following table sets forth the aggregate amount of our classified assets at the dates indicated.

	At December 31,
	2012	2011	2010
	(In Thousands)

Substandard assets	$271,268	242,015	263,131
Doubtful assets	4,829	5,941	3,838
Loss assets	1,049	1,237	1,048
Total classified assets	$277,146	249,193	268,017

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

On an ongoing basis, the Credit Administration department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans. This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis. On an on-going basis the loan officer along with the Credit Administration department grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated. Credit relationships greater than or equal to $1.0 million that have been classified as substandard or doubtful are reviewed by the Credit Administration department for possible impairment.  A loan is considered impaired when, based on current information and events it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  Our loan grading system for problem loans is described above in “Classification of Assets.”

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

We acknowledge that this is a dynamic process and consists of factors, many of which are external and beyond our control, which can change.  The adequacy of the allowance for loan losses is based upon estimates using all the information previously discussed as well as current and known circumstances and events.  There is no assurance that actual portfolio losses will not be substantially different than those that were estimated.  We believe that all known losses as of December 31, 2012 and 2011 have been recorded.

We utilize a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses. As part of the analysis, we considered the economic data in our markets such as the unemployment and bankruptcy levels as well as the changes in real estate collateral values. In addition, we considered the overall trend in asset quality, loan charge-offs and the allowance for loan losses as a percentage of nonperforming loans. We also consider the specific reserves already established for criticized loans based upon a three year average of historical charge-offs during a period of time in which we have experienced the highest amount of loan losses in our history. As a result, we increased the allowance for loan losses during the year by $2.1 million, or 2.9%, to $73.2 million, or 1.28% of total loans, at December 31, 2012 from $71.1 million, or 1.28% of total loans, at December 31, 2011. The increase in the allowance for loan losses and the related provision for loan losses is discussed above in the section “Provision for loan losses.”

Analysis of the Allowance for Loan Losses.  The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In Thousands)

Net loans receivable	$5,629,261	5,480,381	5,457,593	5,229,062	5,141,892
Average loans outstanding	5,655,179	5,508,790	5,487,645	5,199,829	5,016,694

Allowance for loan losses
Balance at beginning of period	71,138	76,412	70,403	54,929	41,784
Provision for loan losses	26,338	34,170	40,486	41,847	22,851
Charge offs:
Residential mortgage loans	(4,295)	(4,198)	(4,497)	(1,437)	(1,201)
Home equity loans	(4,066)	(4,734)	(4,104)	(1,525)	(629)
Other consumer loans	(5,919)	(5,283)	(6,390)	(5,520)	(6,290)
Commercial real estate loans	(9,919)	(12,508)	(12,576)	(3,723)	(2,132)
Commercial loans	(6,254)	(15,641)	(9,305)	(15,611)	(1,358)
Total charge-offs	(30,453)	(42,364)	(36,872)	(27,816)	(11,610)
Recoveries:
Residential mortgage loans	528	308	176	14	3
Home equity loans	297	127	82	73	1
Other consumer loans	1,410	1,254	1,422	1,080	1,060
Commercial real estate loans	1,823	872	314	81	136
Commercial loans	2,138	359	401	195	704
Total recoveries	6,196	2,920	2,395	1,443	1,904
Balance at end of period	$73,219	71,138	76,412	70,403	54,929

Allowance for loan losses as a percentage of net loans receivable	1.30%	1.30%	1.40%	1.35%	1.07%
Net charge-offs as a percentage of average loans outstanding	0.43%	0.72%	0.63%	0.51%	0.19%
Allowance for loan losses as a percentage of nonperforming loans	60.91%	54.26%	51.49%	56.49%	55.37%
Allowance for loan losses as a percentage of nonperforming loans and real estate owned	50.02%	45.03%	45.17%	54.14%	47.33%

Allocation of Allowance for Loan Losses.  The following tables set forth the allocation of allowance for loan losses by loan category at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category.

	At December 31,
	2012		2011		2010
		% of Total		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in Thousands)
Balance at end of year applicable to:
Residential mortgage loans	$8,002	42.0%	8,482	42.9%	6,854	42.9%
Home equity loans	8,294	18.6	8,687	19.3	7,675	19.3
Other consumer loans	5,156	4.0	5,325	4.3	5,810	4.5
Commercial real estate loans	34,499	27.9	32,148	26.3	35,832	25.1
Commercial loans	13,242	7.5	12,080	7.2	15,770	8.2
Total allocated allowance	69,193		66,722		71,941
Unallocated	4,026	—	4,416	—	4,471	—
Total	$73,219	100.0%	71,138	100.0%	76,412	100.0%

	At December 31,
	2009		2008
		% of Total		% of Total
	Amount	Loans (1)	Amount	Loans (1)
	(Dollars in Thousands)
Balance at end of year applicable to:
Residential mortgage loans	$9,349	43.8%	4,138	47.2%
Home equity loans	6,293	19.9	4,476	19.6
Other consumer loans	6,554	5.1	6,125	5.1
Commercial real estate loans	23,942	23.8	20,501	20.8
Commercial loans	20,073	7.4	15,044	7.3
Total allocated allowance	66,211		50,284
Unallocated	4,192	—	4,645	—
Total	$70,403	100.0%	54,929	100.0%

(1)   Represents percentage of loans in each category to total loans.

Liquidity and Capital Resources

Northwest Savings Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the Federal Deposit Insurance Corporation during their regular examinations.  The Federal Deposit Insurance Corporation, however, does not prescribe by regulation a minimum amount or percentage of liquid assets.  The Federal Deposit Insurance Corporation allows us to consider any unencumbered, available-for-sale marketable security, whose sale would not impair our capital adequacy, to be eligible for liquidity.  Liquidity is monitored through the use of a standard liquidity ratio of liquid assets to borrowings plus deposits.  Using this formula, Northwest Savings Bank’s liquidity ratio was 16.1% as of December 31, 2012.  We adjust our liquidity level in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments.  We also adjust liquidity as appropriate to meet our asset and liability management objectives.  Liquidity needs can also be met by temporarily drawing upon lines-of-credit established for such reasons.  As of December 31, 2012, Northwest Savings Bank had $1.942 billion of additional borrowing capacity available with the Federal Home Loan Bank of Pittsburgh, including a $150.0 million overnight line of credit, as well as a $202.9 million borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

In addition to deposits, our primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition.  We manage the pricing of our deposits to maintain a desired deposit balance.  In addition, we invest excess funds in short-term interest earning and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits amounted to $363.4 million at December 31, 2012.  For additional information about our cash flows from operating, financing, and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing, and financing activities.  The primary sources of cash during the current year were net income, principal repayments on loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Cleveland, which provide an additional source of funds.  At December 31, 2012 Northwest Savings Bank had advances of $695.5 million from the Federal Home Loan Bank of Pittsburgh.  We borrow from the these sources to reduce interest rate risk and to provide liquidity when necessary.

At December 31, 2012, our customers had $401.7 million of unused lines of credit available and $67.0 million in loan commitments.  This amount does not include the unfunded portion of loans in process.  Certificates of deposit scheduled to mature in less than one year at December 31, 2012, totaled $871.6 million.  We believe that a significant portion of such deposits will remain with us.

The major sources of our cash flows are in the areas of loans, marketable securities, deposits and borrowed funds.

Deposits are our primary source of externally generated funds.  The level of deposit inflows during any given period is heavily influenced by factors outside of our control, such as consumer savings tendencies, the general level of short-term and long-term market interest rates, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds.  Financial institutions, such as Northwest Savings Bank, are also subject to deposit outflows.  Our net deposits decreased by $15.7 million for the year ended December 31, 2012 and increased by $16.0 million and $139.9 million for the years ended December 31, 2011, and 2010, respectively.

Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of market interest rates, consumer confidence and consumer spending. Funds received from loan maturities and principal payments on loans for the years ended December 31, 2012, 2011 and 2010 were $1.912 billion, $1.766 billion and $1.648 billion, respectively.  Loan originations for the years ended December 31, 2012, 2011 and 2010 were $2.337 billion, $1.928 billion and $2.137 billion, respectively.  We also sell a portion of the loans we originate, and the cash flows from such sales for the years ended December 31, 2012, 2011 and 2010 were $236.5 million, $88.2 million and $205.3 million, respectively.

We experience significant cash flows from our portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature or are called.  Cash flow from the repayment of principal and the maturity or call of marketable securities for the years ended December 31, 2012, 2011 and 2010 were $417.5 million, $423.4 million and $482.0 million, respectively.

When necessary, we utilize borrowings as a source of liquidity and as a source of funds for long-term investment when market conditions permit.  The net cash flow from the receipt and repayment of borrowings were a net increase of $32.1 million for the year ended December 31, 2012 and net decreases of $63.4 million and $6.0 million for the years ended December 31, 2011 and 2010, respectively.

Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $56.9 million, $43.6 million and $43.3 million for the ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, stockholders’ equity totaled $1.128 billion. During 2012 our Board of Directors declared regular quarterly dividends totaling $0.48 per share of common stock and accelerated our fourth quarter 2012 dividend, of $0.12 per share, normally paid in February, to December 2012.

We monitor the capital levels of Northwest Savings Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. Northwest Savings Bank is required by the Pennsylvania State Department of Banking and the FDIC to meet minimum capital adequacy requirements.  At December 31, 2012, Northwest Savings Bank exceeded all regulatory minimum capital requirements and is considered to be “well capitalized.” In addition, as of December 31, 2012, we were not aware of any recommendation by a regulatory authority that, if it were implemented, would have a material effect on liquidity, capital resources or operations.

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

	At December 31,
	2012	2011
	(Dollars in thousands)

Total shareholder’s equity (GAAP capital)	$993,990	1,090,512
Accumulated other comprehensive (income)/ loss	(4,733)	3,300
Less: non-qualifying intangible assets	(178,530)	(174,005)
Leverage or Tier 1 capital	810,727	919,807
Plus: Tier 2 capital (1)	64,949	62,349
Total risk-based capital	$875,676	982,156
Average total assets for leverage ratio	$7,786,818	7,785,762
Net risk-weighted assets including off-balance sheet items	$5,167,800	4,966,270

Leverage capital ratio	10.41%	11.81%
Minimum requirement	4.00% to 5.00%	4.00% to 5.00%

Risk-based capital ratio	16.94%	19.78%
Minimum requirement	8.00%	8.00%

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

Contractual Obligations

We are obligated to make future payments according to various contracts. The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2012.

	Payments Due
	Less than one year	One year to less than three years	Three years to less than five years	Five years or greater	Total
	(In Thousands)
Contractual Obligations at December 31, 2012
Long-term debt (1)	$164,531	110,023	270,493	315,000	860,047
Junior subordinated debentures (2)	—	—	—	103,094	103,094
Operating leases (3)	3,883	5,889	3,922	7,007	20,701
Total	$168,414	115,912	274,415	425,101	983,842
Commitments to extend credit	$66,973	—	—	—	66,973

(1)       See Note 10 to the consolidated financial statements, Borrowed Funds, for additional information.

(2)       See Note 22 to the consolidated financial statements, Junior Subordinated Debentures/Trust Preferred Securities, for additional information.

(3)       See Note 7 to the consolidated financial statements, Premises and Equipment, for additional information.

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

Our policy is to reduce our exposure to interest rate risk generally by better matching the maturities of our interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of our interest-earning assets.  We purchase adjustable-rate investment securities and mortgage-backed securities which at December 31, 2012 totaled $418.8 million, and originate adjustable-rate loans, which at December 31, 2012, totaled $1.772 billion or 30.6% of our gross loan portfolio.  Of our $7.302 billion of interest-earning assets at December 31, 2012, $2.554 billion, or 35.0%, consisted of assets with adjustable rates of interest.  When market conditions are favorable, we also attempt to reduce interest rate risk by lengthening the maturities of our interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, and by promoting longer-term certificates of deposit.

At December 31, 2012, total interest-earning assets maturing or re-pricing within one year exceeded total interest-bearing liabilities maturing or re-pricing in the same period by $230.3 million, representing a positive one-year gap ratio of 2.90%.  We have an Asset/Liability Committee with members consisting of various individuals from Senior Management.  This committee meets monthly in an effort to effectively manage our balance sheet and to monitor activity and set pricing.  We also have a Risk Management Committee comprised of certain members of the Board of Directors, which among other things, is responsible for reviewing our level of interest rate risk.  The Committee meets quarterly and, as part of their risk management assessment, reviews interest rate risks and trends, our interest sensitivity position and the liquidity and market value of our investment portfolio.

The following table sets forth, on a carrying value basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2012, which are expected to re-price or mature, based upon certain assumptions, in each of the future time periods shown.  Except as stated below, the amounts of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the earlier of the term of re-pricing or the contractual term of the asset or liability.  We believe that these assumptions approximate the standards used in the financial services industry and consider them appropriate and reasonable.

	Amounts Maturing or Re-pricing
	Within 1 Year	Over 1-3 Years	Over 3-5 Years	Over 5-10 Years	Over 10-20 Years	Total
	(Dollars in Thousands)

Rate-sensitive assets:
Interest-earning deposits	$363,427	—	—	—	—	363,427
Mortgage-backed securities:
Fixed rate	110,487	140,304	72,390	77,247	—	400,428
Variable-rate	304,128	20,879	24,876	—	—	349,883
Investment securities	156,016	154,851	102,344	70,633	—	483,844
Mortgage loans:
Adjustable rate	28,846	4,047	151	92	81	33,217
Fixed-rate	399,150	692,264	552,468	714,088	26,086	2,384,056
Home equity loans:
Adjustable rate	300,389	—	—	—	—	300,389
Fixed-rate	248,095	348,243	160,553	19,357		776,248
Other consumer loans	198,092	37,273	2	—	—	235,367
Commercial real estate loans	674,343	566,791	312,918	30,409	1,372	1,585,833
Commercial loans	243,240	91,902	32,289	19,782	1,781	388,994
Total rate-sensitive assets	3,026,213	2,056,554	1,257,991	931,608	29,320	7,301,686

Rate-sensitive liabilities:
Fixed maturity deposits	871,580	438,970	557,406	18,133	—	1,886,089
Money market deposit accounts	1,071,353	—	—	—	41,163	1,112,516
Savings accounts	361,032	373,984	—	—	423,779	1,158,795
Checking accounts	299,351	291,669	—	—	1,016,180	1,607,200
FHLB advances	—	110,023	270,493	315,000	—	695,516
Other borrowings	164,531	—	—	—	—	164,531
Trust preferred securities	28,094	25,000	—	50,000	—	103,094
Total rate-sensitive liabilities	2,795,941	1,239,646	827,899	383,133	1,481,122	6,727,741

Interest sensitivity gap per period	$230,272	816,908	430,092	548,475	(1,451,802)	573,945

Cumulative interest sensitivity gap	$230,272	1,047,180	1,477,272	2,025,747	573,945	573,945

Cumulative interest sensitivity gap as a percentage of total assets	2.90%	13.18%	18.60%	25.50%	7.23%	7.23%
Cumulative interest-earning assets as a percent of cumulative interest-bearing liabilities	108.24%	125.95%	130.37%	138.61%	108.53%	108.53%

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

Net income simulation.  Given a non-parallel shift of 100 basis points (“bps”), 200 bps and 300 bps in interest rates, the estimated net income may not decrease by more than 10%, 20% and 30%, respectively, within a one-year period.

Market value of equity simulation.  The market value of our equity is the present value of our assets and liabilities.  Given a non-parallel shift of 100 bps, 200 bps and 300 bps in interest rates, the market value of equity may not decrease by more than 15%, 30% and 35%, respectively, from the computed economic value at current interest rate levels.

The following table illustrates the simulated impact of a non-parallel 100 bps, 200 bps or 300 bps upward or 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  These analyses were prepared assuming that total interest-earning asset and interest-bearing liability levels at December 31, 2012 remain constant, while assuming $68.0 million of interest-earning overnight funds will be deployed to repurchase our common shares over the next 12 months.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from December 31, 2012 levels.

	Increase						Decrease
Non-parallel shift in interest rates over the next 12 months	100	bps	200	bps	300	bps	100	bps
Projected percentage increase/ (decrease) in net income	6.6%		12.3%		15.3%		(4.3)%
Projected increase/ (decrease) in return on average equity	6.5%		11.9%		14.9%		(4.2)%
Projected increase/ (decrease) in earnings per share	$0.05		$0.09		$0.11		$(0.03)
Projected percentage decrease in market value of equity	(3.1)%		(11.1)%		(17.9)%		(3.1)%

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

When assessing our interest rate sensitivity, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates.  In preparing the table above, the following assumptions were used:  (i) adjustable-rate mortgage loans will prepay at an annual rate of 7% to 14%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 7% to 14%, depending on the type of loan; (iii) commercial loans will prepay at an annual rate of 9% to 14%; (iv) consumer loans held by Northwest Savings Bank will prepay at an annual rate of 18% to 24%; and (v) consumer loans held by NCDC will prepay at an annual rate of 55% to 70%.  In regards to our deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) the significant majority of money market accounts will re-price immediately; (iii) savings accounts will gradually re-price over three years; and (iv) checking accounts will re-price either when the rates on such accounts re-price as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates.  For purposes of this analysis, management has estimated, based on historical trends, that $299.4 million of our checking accounts and $361.0 million of our savings accounts are interest sensitive and may re-price in one year or less, and that the remainder may re-price over longer time periods.

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

Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control — Integrated Framework.  Based on such assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based upon those criteria.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Northwest Bancshares, Inc.:

We have audited Northwest Bancshares, Inc.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Northwest Bancshares, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Pittsburgh, Pennsylvania
March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Northwest Bancshares, Inc.:

We have audited the accompanying consolidated statements of financial condition of Northwest Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Bancshares, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and their cash flows for each of the years in the three-year period then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Northwest Bancshares, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of Northwest Bancshares, Inc.’s internal control over financial reporting.

/s/ KPMG LLP
Pittsburgh, Pennsylvania
March 1, 2013

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(amounts in thousands, excluding per share data)

	December 31,
	2012	2011
Assets
Cash and due from banks	$88,277	94,276
Interest-earning deposits in other financial institutions	362,794	593,388
Federal funds sold and other short-term investments	633	633
Marketable securities available-for-sale (amortized cost of $1,053,122 and $885,408)	1,079,074	908,349
Marketable securities held-to-maturity (fair value of $161,969 and $239,412)	155,081	231,389
Loans receivable, net of allowance for loan losses of $73,219 and $71,138	5,629,261	5,480,381
Accrued interest receivable	23,313	24,599
Real estate owned, net	26,165	26,887
Federal Home Loan Bank stock, at cost	46,834	48,935
Premises and equipment, net	138,824	132,152
Bank owned life insurance	137,044	133,524
Goodwill	174,461	171,882
Other intangible assets	3,529	2,123
Other assets	77,310	109,187
Total assets	$7,942,600	7,957,705

Liabilities and Shareholders’ equity
Liabilities:
Deposits	$5,764,600	5,780,325
Borrowed funds	860,047	827,925
Advances by borrowers for taxes and insurance	23,325	23,571
Accrued interest payable	888	1,104
Other liabilities	62,177	66,782
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	103,094	103,094
Total liabilities	6,814,131	6,802,801

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 93,652,960 and 97,493,046 shares issued, respectively	937	975
Paid-in capital	613,249	659,523
Retained earnings	550,296	543,598
Unallocated common stock of employee stock ownership plan	(24,525)	(25,966)
Accumulated other comprehensive loss	(11,488)	(23,226)
	1,128,469	1,154,904
Total liabilities and shareholders’ equity	$7,942,600	7,957,705

See accompanying notes to consolidated financial statements.

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, excluding per share data)

	Years ended December 31,
	2012	2011	2010
Interest income:
Loans receivable	$309,391	320,942	328,948
Mortgage-backed securities	16,738	23,450	25,271
Taxable investment securities	2,328	2,452	2,514
Tax-free investment securities	9,119	11,514	11,738
Interest-earning deposits	1,599	1,712	2,097
Total interest income	339,175	360,070	370,568

Interest expense:
Deposits	43,377	60,721	75,174
Borrowed funds	31,822	32,080	37,753
Total interest expense	75,199	92,801	112,927
Net interest income	263,976	267,269	257,641
Provision for loan losses	26,338	34,170	40,486
Net interest income after provision for loan losses	237,638	233,099	217,155

Noninterest income:
Impairment losses on securities	(996)	(2,081)	(2,734)
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	665	1,144	1,193
Net impairment losses	(331)	(937)	(1,541)
Gain on sale of investments, net	654	358	2,201
Service charges and fees	34,486	35,378	37,921
Trust and other financial services income	8,544	8,125	7,252
Insurance commission income	6,264	6,548	5,190
Loss on real estate owned, net	(5,643)	(2,426)	(2,572)
Income from bank owned life insurance	4,961	6,019	5,080
Mortgage banking income	4,678	858	2,196
Other operating income	4,154	4,213	4,671
Total noninterest income	57,767	58,136	60,398

Noninterest expense:
Compensation and employee benefits	111,727	106,595	100,709
Premises and occupancy costs	22,409	23,055	22,665
Office operations	13,224	12,850	13,864
Processing expenses	25,000	23,332	23,152
Professional services	7,005	5,224	2,728
Amortization of other intangible assets	1,012	1,819	2,784
Marketing expenses	7,829	9,953	9,875
Real estate owned expense	2,620	1,625	2,901
Federal deposit insurance premiums	5,554	7,101	9,054
Acquisition expense	23	—	1,229
Other expenses	9,074	8,673	7,547
Total noninterest expense	205,477	200,227	196,508

Income before income taxes	89,928	91,008	81,045
Provision for income taxes:
Federal	22,484	22,623	20,267
State	3,884	4,234	3,255
Total provision for income taxes	26,368	26,857	23,522
Net income	$63,560	64,151	57,523

Basic earnings per share	$0.68	0.64	0.53
Diluted earnings per share	$0.68	0.64	0.53

See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Years ended December 31,
	2012	2011	2010
Net Income	$63,560	64,151	57,523
Other comprehensive income net of tax:
Net unrealized holding gains on marketable securities:
Unrealized holding gain/ (loss), net of tax of $(1,346), $(5,996) and $1,239, respectively	2,029	9,312	(1,975)
Other-than-temporary impairment on securities included in net income, net of tax of $(129), $(328) and $(539), respectively	202	609	1,002
Reclassification adjustment for (gains)/ losses included in net income, net of tax of $271, $(705) and $473, respectively	(424)	1,104	(878)
Net unrealized holding gains on marketable securities	1,807	11,025	(1,851)

Change in fair value of interest rate swaps, net of tax of $(246), $1,506 and $1,534, respectively	459	(2,787)	(2,855)

Defined benefit plans:
Net gain/ (loss), net of tax of $(6,112), $11,431 and $(814), respectively	9,576	(17,863)	1,290
Amortization of prior service costs, net of tax of $56, $56 and $56, respectively	(104)	(104)	(104)
Net gains/ (loss) on defined benefit plans	9,472	(17,967)	1,186

Other comprehensive income/ (loss)	11,738	(9,729)	(3,520)

Total comprehensive income	$75,298	54,422	54,003

See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2012, 2011 and 2010

(amounts in thousands, excluding per share data)

				Accumulated
				Other	Unallocated	Total
		Paid-in	Retained	Comprehensive	Common Stock	Shareholders’
	Common Stock	Capital	Earnings	Income/ (Loss)	of ESOP	Equity
Balance at December 31, 2009	$1,106	828,195	508,842	(9,977)	(11,651)	1,316,515
Comprehensive income:
Net income	—	—	57,523	—	—	57,523
Other comprehensive loss, net of tax of $1,949	—	—	—	(3,520)	—	(3,520)
Total comprehensive income	—	—	57,523	(3,520)	—	54,003
Exercise of stock options	2	1,597	—	—	—	1,599
Share repurchases	(5)	(6,423)	—	—	—	(6,428)
Stock-based compensation expense	—	795	—	—	1,442	2,237
Purchase of common stock by ESOP	—	—	—	—	(17,200)	(17,200)
Dividends paid ($0.40 per share)	—	—	(43,276)	—	—	(43,276)
Balance at December 31, 2010	1,103	824,164	523,089	(13,497)	(27,409)	1,307,450
Comprehensive income:
Net income	—	—	64,151	—	—	64,151
Other comprehensive loss, net of tax of $5,964	—	—	—	(9,729)	—	(9,729)
Total comprehensive income	—	—	64,151	(9,729)	—	54,422
Exercise of stock options	3	2,027	—	—	—	2,030
Share repurchases	(144)	(172,546)	—	—	—	(172,690)
Stock-based compensation expense	13	5,878	—	—	1,443	7,334
Dividends paid ($0.43 per share)	—	—	(43,642)	—	—	(43,642)
Balance at December 31, 2011	975	659,523	543,598	(23,226)	(25,966)	1,154,904
Comprehensive income:
Net income	—	—	63,560	—	—	63,560
Other comprehensive income, net of tax of $(7,506)	—	—	—	11,738	—	11,738
Total comprehensive income	—	—	63,560	11,738	—	75,298
Exercise of stock options	3	2,128	—	—	—	2,131
Share repurchases	(44)	(51,984)	—	—	—	(52,028)
Stock-based compensation expense	3	3,582	—	—	1,441	5,026
Dividends paid ($0.60 per share)	—	—	(56,862)	—	—	(56,862)
Balance at December 31, 2012	$937	613,249	550,296	(11,488)	(24,525)	1,128,469

See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2012	2011	2010
Operating activities:
Net Income	$63,560	64,151	57,523
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	26,338	34,170	40,486
Net (gain)/ loss on sale of assets	(2,894)	2,999	810
Net depreciation, amortization and accretion	9,466	7,790	14,771
Decrease in other assets	18,695	7,534	11,060
Increase/(decrease) in other liabilities	11,351	(24,967)	(5,241)
Net amortization of premium on marketable securities	(76)	(186)	(130)
Noncash compensation expense related to stock benefit plans	4,623	6,725	2,237
Noncash impairment losses on investment securities	331	937	1,541
Noncash impairment of real estate owned	4,942	1,449	1,338
Noncash impairment recovery of mortgage servicing rights	—	—	(505)
FHLB prepayment penalty	—	—	(52,016)
Deferred income tax expense	3,295	7,749	431
Origination of loans held for sale	(248,658)	(77,887)	(207,272)
Proceeds from sale of loans held for sale	236,482	88,238	205,310
Net cash provided by operating activities	127,455	118,702	70,343

Investing activities:
Purchase of marketable securities held-to-maturity	—	—	(485,995)
Purchase of marketable securities available-for-sale	(508,553)	(237,058)	(296,576)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	76,257	126,012	126,766
Proceeds from maturities and principal reductions of marketable securities available-for-sale	341,287	297,348	355,195
Proceeds from sale of marketable securities available-for-sale	—	—	56,865
Loan originations	(2,088,565)	(1,850,368)	(1,929,914)
Proceeds from loan maturities and principal reductions	1,911,871	1,766,191	1,648,005
Redemptions of Federal Home Loan Bank stock	2,101	11,145	3,162
Proceeds from sale of real estate owned	14,049	10,648	12,026
Sale/ (purchase) of real estate owned for investment, net	457	(22)	(2,030)
Purchase of premises and equipment	(18,255)	(12,434)	(15,940)
Acquisitions, net of cash received	(4,089)	—	—
Net cash (used in)/ provided by investing activities	(273,440)	111,462	(528,436)

(Continued)

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2012	2011	2010
Financing activities:
(Decrease)/ increase in deposits, net	$(15,725)	15,989	139,912
Repayments of long-term borrowings	(69)	(50,066)	(36,564)
Net increase/ (decrease) in short-term borrowings	32,191	(13,302)	30,537
(Decrease)/ increase in advances by borrowers for taxes and insurance	(246)	703	834
Share repurchases	(52,028)	(172,690)	(6,428)
Cash dividends paid on common stock	(56,862)	(43,642)	(43,276)
Purchase of common stock for employee stock ownership plan	—	—	(17,200)
Proceeds from stock options exercised	2,131	2,030	1,599
Net cash (used in)/ provided by financing activities	(90,608)	(260,978)	69,414
Net decrease in cash and cash equivalents	$(236,593)	(30,814)	(388,679)

Cash and cash equivalents at beginning of period	$688,297	719,111	1,107,790
Net decrease in cash and cash equivalents	(236,593)	(30,814)	(388,679)
Cash and cash equivalents at end of period	$451,704	688,297	719,111

Cash and cash equivalents:
Cash and due from banks	$88,277	94,276	40,708
Interest-earning deposits in other financial institutions	362,794	593,388	677,771
Federal funds sold and other short-term investments	633	633	632
Total cash and cash equivalents	$451,704	688,297	719,111

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $37,633, $51,591 and $65,481, respectively)	$75,415	93,413	115,704
Income taxes	14,278	23,916	19,715

Noncash activities:
Business acquisitions:
Fair value of assets acquired	$4,152	—	—
Net cash paid	(4,089)	—	—
Liabilities assumed	$63	—	—

Loan foreclosures and repossessions	20,080	20,410	16,535
Sale of real estate owned financed by the Company	461	379	1,348

See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

(1)                                 Summary of Significant Accounting Policies

(a)                                 Nature of Operations

Northwest Bancshares, Inc. (Company) is a Maryland corporation that was incorporated in September 2009 to be the successor to Northwest Bancorp, Inc. upon completion of the mutual-to-stock conversion of Northwest Bancorp, MHC, Northwest Bancorp, Inc’s mutual holding company parent.  Northwest Bancshares, Inc., headquartered in Warren, Pennsylvania, is a federal savings and loan holding company for its wholly owned subsidiary, Northwest Savings Bank (Northwest). Northwest, a Pennsylvania chartered savings bank, offers personal and business deposit and loan products through its 165 banking locations in Pennsylvania, New York, Ohio and Maryland. Northwest, through its subsidiary Northwest Consumer Discount Company, also offers personal loan products through 52 consumer finance offices in Pennsylvania.

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

(d)                                 Investment Securities

We classify marketable securities at the time of purchase as held-to-maturity, available-for-sale, or trading securities. Securities for which management has the intent and we have the ability to hold until their maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts on a level yield basis (amortized cost).  If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income/ (loss), a separate component of shareholders’ equity, net of tax. Securities classified as available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with changes in fair value included in earnings. The cost of securities sold is determined on a specific identification basis. We held no securities classified as trading at or for the years ended December 31, 2012 and 2011.

On at least a quarterly basis, we review our investments that are in an unrealized loss position for other-than-temporary impairment (“OTTI”).  An investment security is deemed impaired if the fair value of the investment is less than its amortized cost.  If an investment security is determined to be impaired, we evaluate whether the decline in value is other-than-temporary.  We also consider whether or not we expect to receive all of the contractual cash flows from the investment security based on factors that include, but are not limited to: the credit worthiness of the issuer and the historical and projected performance of the underlying collateral.  Also, we may evaluate the business and financial outlook of the issuer, as well as broader economic performance indicators.  We consider our intent to sell the investment securities and the likelihood that we will not have to sell the investment securities before recovery of their cost basis during our evaluation. Declines in

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

fair value of investment securities that are deemed credit related are recognized in earnings while declines in fair value of investment securities deemed noncredit related are recorded in accumulated other comprehensive income, if we do not intend to sell and it is not likely we will be required to sell.  If we intend to sell the security or if it’s more likely than not that we will be required to sell the security the entire unrealized loss is recorded in earnings.

Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold stock of its district FHLB according to a predetermined formula. This stock is recorded at cost.

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

All classes of loans are placed on nonaccrual when principal or interest is 90 days or more delinquent, or when there is reasonable doubt that interest or principal will not be collected in accordance with the contractual terms. Interest receipts on all classes of nonaccrual and impaired loans are recognized as interest revenue when it has been determined that all principal and interest will be collected or are applied to principal when collectability of principal is in doubt.  Nonaccrual loans generally are restored to an accrual basis when principal and interest become current and a period of performance has been established in accordance with the contractual terms, typically six months.

A loan (from any class) is considered to be a troubled debt restructured loan (TDR) when the restructuring constitutes a concession and the borrower is experiencing financial difficulties. TDRs may include certain modifications of terms of loans, receipts of assets from borrowers in partial or full satisfaction of loans, or a combination thereof. TDRs are included in impaired loans until returned to performing status through the fulfillment of contractual terms for a reasonable period of time (generally six months). A modified loan is determined to be a TDR based on the contractual terms as specified by the original loan agreement or the most recent modification.

For all classes of loans, delinquency is measured based on the number of days since the payment due date.  For all classes of loans, past due status is measured using the loan’s contractual maturity date.

We have identified certain residential mortgage loans, which will be sold prior to maturity, as loans held for sale. These loans are recorded at the lower of amortized cost or fair value less estimated cost to sell and at December 31, 2012 and 2011 were $15.4 million and $967,000, respectively.

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

December 31, 2012, 2011 and 2010

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

When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or fair value of the collateral, less estimated cost to sell, if the loan is collateral dependent. Business Banking loans greater than or equal to $1.0 million are reviewed to determine if they should be individually evaluated for impairment. Smaller balance, homogeneous loans (e.g., primarily residential mortgage and consumer loans) are evaluated collectively for impairment. Impairment losses are included in the allowance for loan losses. Impaired loans are charged-off or charged down when we believe that the ultimate collectability of a loan is not likely or the collateral value no longer supports the carrying value of the loan.

Interest income on non-performing loans is recognized using the cash basis method. For non-performing loans interest collected is credited to income in the period of recovery or applied to reduce principal if there is sufficient doubt about the collectability of principal.

The allowance for loan losses is shown as a valuation allowance to loans. The accounting policy for the determination of the adequacy of the allowance by portfolio segment requires us to make numerous complex and subjective estimates and assumptions relating to amounts which are inherently uncertain. The allowance for loan losses is maintained to absorb losses inherent in the loan portfolio as of the balance sheet date. The methodology used to determine the allowance for loan losses is designed to provide procedural discipline in assessing the appropriateness of the allowance for loan losses. Losses are charged against and recoveries are added to the allowance for loan losses.

For Business Banking loans the allowance for loan losses consists of:

•                                          An allowance for impaired loans;

•                                          An allowance for homogenous loans based on historical losses; and

•                                          An allowance for homogenous loans based on environmental factors.

The allowance for impaired loans is based on individual analysis of all nonperforming loans greater than or equal to $1.0 million. The allowance is measured by the difference between the recorded value of impaired loans and their impaired value. The impaired value is either the present value of the expected future cash flows from the borrower, the market value of the loan, or the fair value of the collateral, less estimated cost to sell.

The allowance for homogeneous loans based on historical factors is a rolling three-year average of actual losses incurred, adjusted for a loss realization period (the period of time from the event of loss to loss realization), applied to homogenous pools of loans categorized by similar risk characteristics, not including loans evaluated individually for impairment.

The allowance for homogeneous loans based on environmental factors augments the historical loss factors for changes in: economic conditions, lending policies and procedures, the nature and volume of the loan portfolio, management, delinquency trends, loan administration, underlying collateral values and concentrations of credit.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

For Personal Banking loans the allowance for loan losses consists of:

•                                          An allowance for loans 90 days or more delinquent;

•                                          An allowance for homogenous loans based on historical losses; and

•                                          An allowance for homogenous loans based on environmental factors.

The allowance for loans 90 days or more delinquent is based on the loss history of loans that have become 90 days or more delinquent.  We apply a historical loss factor to homogeneous pools of loans that are 90 days or more delinquent.

The allowance for homogeneous loans based on historical losses is a rolling three-year average of actual losses incurred, adjusted for a loss realization period (the period of time from the event of loss to loss realization), applied to homogenous pools of loans categorized by similar risk characteristics, not including loans that are 90 days or more delinquent.

The allowance for homogeneous loans based on environmental factors augments the historical loss factors for changes in: economic conditions, lending policies and procedures, the nature and volume of the loan portfolio, management, delinquency trends, loan administration, underlying collateral values and concentrations of credit.

We also have an unallocated allowance which is based on our judgment regarding economic conditions, collateral values, specific loans and industry conditions.

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

We have not made any material changes to our methodology for the calculation of the allowance for loan losses during the current year.

(g)                                 Real Estate Owned

Real estate owned is comprised of property either acquired through foreclosure or voluntarily conveyed by borrowers. These assets are recorded on the date acquired at the lower of the loan balance or fair value of the collateral, less estimated disposition costs, with the fair value being determined by an appraisal. Any initial write-down is charged to the allowance for loan losses. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or the current fair value, less estimated disposition costs. Any subsequent write-down or gains or losses realized from the disposition of such property are credited or charged to noninterest income.

(h)                                 Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is accumulated on a straight-line basis over the estimated useful lives of the related assets. Estimated lives range from three to 39 years. Amortization of leasehold improvements is accumulated on a

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

straight-line basis over the terms of the related leases or the useful lives of the related assets, whichever is shorter.

(i)                                    Goodwill

Goodwill is generated from the premium paid for an acquisition and is allocated to reporting units, which are either the Company’s reportable segments or one level below.  Goodwill is not subject to amortization but is tested for impairment at least annually and possibly more frequently if certain events occur or changes in circumstances arise.  Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill.  Reporting units are identified based upon analyzing each individual operating segment.  A reporting unit is defined as a distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews.  Determining the fair value of a reporting unit requires a high degree of subjective management judgment, including developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium.  The selection and weighting of the various fair value techniques may result in a higher or lower fair value.  Judgment is applied in determining the weightings that are most representative of fair value. We conduct our annual goodwill impairment assessment as of June 30th.  Through the assistance of an external third party, we performed an impairment test on goodwill.  We valued each reporting unit by using a weighted average of four valuation methodologies; comparable transaction approach, control premium approach, public market peers approach and discounted cash flow approach.  Declines in fair value could result in impairment being identified.  At June 30, 2012, we did not identify any individual reporting unit where the fair value was less than the carrying value and no other events or changes have occurred since that date that would warrant an updated valuation.  Future changes in the economic environment or the operations of the operating units could cause changes to the variables used, which could give rise to declines in the estimated fair value of the reporting units.  There were no changes in our operations that would cause us to update the goodwill impairment test performed as of June 30, 2012. Accordingly, we have determined that goodwill is not impaired as of December 31, 2012 and 2011.

(j)                                    Core Deposit Intangibles and Other Identifiable Intangibles

Through the assistance of an independent third party, we analyze and prepare a core deposit study for all bank acquisitions or other identifiable intangible asset study, such as customer lists, for all non-bank acquisitions. The core deposit study reflects the cumulative present value benefit of acquiring deposits versus an alternative source of funding. The other identifiable intangible asset study reflects the cumulative present value benefit of acquiring the income stream from an existing customer base versus developing new business relationships.  Based upon analysis, the amount of the premium related to the core deposits or other identifiable intangibles of the business purchased is calculated along with the estimated life of the intangible. The intangible, which is recorded in other intangible assets, is then amortized to expense on an accelerated basis over an approximate life of seven years.

(k)                                 Bank-Owned Life Insurance

We own insurance on the lives of a certain group of key employees and directors. The policies were purchased to help offset the increase in the costs of various fringe benefit plans, including healthcare, as well as the directors deferred compensation plan.  The cash surrender value of these policies is included as an asset on the consolidated statements of financial condition, and any increases in the cash surrender value are recorded as tax-free noninterest income on the consolidated statements of income. In the event of the death of an insured individual under these policies, after distribution to the insured’s beneficiaries, if any, we receive a tax-free death benefit, which is recorded as noninterest income.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

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

(n)                                 Income Taxes

We join with our wholly owned subsidiaries in filing a consolidated federal income tax return.  In accordance with an intercompany tax allocation agreement, the applicable federal income tax expense or benefit is allocated to each subsidiary based upon taxable income or loss calculated on a separate company basis.  Each subsidiary is responsible for payment of its own federal income tax liability or receives reimbursement of federal income tax benefit.  In addition, deferred taxes are calculated and maintained on a separate company basis.

We account for income taxes under the asset and liability method.  The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and tax basis of our assets and liabilities based on the tax rates expected to be in effect when such amounts are realized or settled.

(o)                                 Stock Related Compensation

We determine the fair value of each option award, estimated on the grant date, using the Black-Scholes-Merton option-pricing model.  The Black-Scholes-Merton option-pricing model uses variables including; expected volatilities, expected term, risk-free discount rate and annual rate of quarterly dividends.  Expected volatilities are based on historical volatility of the Company’s stock. The expected terms are based upon actual exercise and forfeiture experience of previous option grants. The risk-free rate is based on yields on U.S. Treasury securities of a similar maturity to the expected term of the options.  During the year ended December 31, 2012 we awarded 508,573 stock options to employees and 64,800 stock options to directors.  Option awards are generally granted with an exercise price equal to the closing market price of the Company’s stock on the day before the grant date. The options granted in 2012 vest over a ten-year period, with the first vesting occurring on the grant date. New shares are issued when options are exercised.

During the year ended December 31, 2012 we awarded 239,077 common shares to employees and 24,300 common shares to directors. The common share awards granted in 2012 vest over a ten-year period, with the first vesting occurring on the grant date. During the year ended December 31, 2012 we awarded 126,280 common shares to eligible employees from our employee stock ownership plan (“ESOP”).  For additional information regarding grants of stock options and common shares and ESOP distributions see Note 14.

Stock-based employee compensation expense related to common share awards of $2.1 million, $2.7 million and $237,000 was included in income before income taxes during the years ended December 31, 2012, 2011 and 2010, respectively. The effect on net income for the years ended December 31, 2012, 2011 and 2010 was a reduction of $1.4 million, $1.8 million and $154,000, respectively. Total compensation expense for

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

unvested stock options of $5.5 million has yet to be recognized as of December 31, 2012. The weighted average period over which this remaining stock option expense will be recognized is approximately 4.34 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: (1) dividend yields ranging from 1.6% to 5.1% based on historical dividends and market prices; (2) expected volatility of 17% to 33% based on historical volatility; (3) risk-free interest rates ranging from 1.7% to 6.5%; and (4) expected lives of seven to nine years based on previous grants.

(p)                                 Segment Reporting

We have two reportable segments, Community Banking and Consumer Finance. See note 20 for related disclosures.

(q)                                 Derivative financial instruments — interest rate swaps

We recognize all derivative financial instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value.  The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.  An entity that elects to use hedge accounting is required, at inception, to establish the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge.  Those methods must be consistent with our approach to managing risk.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

(t)                                    Reclassification of Prior Years’ Statements

Certain items previously reported have been reclassified to conform with the current year’s reporting format.

(2)                                 Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Presentation of Comprehensive Income.” This guidance requires all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This guidance was applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of the provisions of this standard did not have a material impact on our Consolidated Financial Statements.  See the consolidated statements of comprehensive income on page 68.

In September 2011, FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.”  This guidance allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of the reporting unit.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The adoption of the provisions of this standard did not have a material impact on our Consolidated Financial Statements.

In February 2013, FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by Component. Additionally, entities are required to present significant amounts reclassified out of other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required to be reclassified in their entirety to net income, entities are required to provide additional detail about these amounts.  This guidance is effective for reporting periods beginning after December 15, 2012.  Early adoption is permitted.  The adoption of this standard should not have a material impact on our Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

(3)                                 Marketable Securities

Marketable securities available-for-sale at December 31, 2012 are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$40	—	—	40

Debt issued by government sponsored enterprises:
Due in one year or less	1,999	5	—	2,004
Due in one year - five years	140,352	183	(22)	140,513
Due in five years - ten years	95,602	460	(265)	95,797

Equity securities	13,301	6,025	(22)	19,304

Municipal securities:
Due in one year - five years	9,629	233	—	9,862
Due in five years - ten years	17,355	668	—	18,023
Due after ten years	100,644	5,679	—	106,323

Corporate debt issues:
Due after ten years	24,911	483	(2,691)	22,703

Residential mortgage-backed securities:
Fixed rate pass-through	85,134	6,266	—	91,400
Variable rate pass-through	104,591	5,314	(6)	109,899
Fixed rate non-agency CMOs	5,700	156	(236)	5,620
Fixed rate agency CMOs	227,608	3,462	(744)	230,326
Variable rate non-agency CMOs	873	—	(20)	853
Variable rate agency CMOs	225,383	1,345	(321)	226,407
Total residential mortgage-backed securities	649,289	16,543	(1,327)	664,505
Total marketable securities available-for-sale	$1,053,122	30,279	(4,327)	1,079,074

Marketable securities held to maturity at December 31, 2012 are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Municipal securities:
Due in five - ten years	$3,679	160	—	3,839
Due after ten years	65,596	3,743	—	69,339

Residential mortgage-backed securities:
Fixed rate pass-through	16,369	912	—	17,281
Variable rate pass-through	6,548	—	(14)	6,534
Fixed rate agency CMOs	56,713	2,006	—	58,719
Variable rate agency CMOs	6,176	81	—	6,257
Total residential mortgage-backed securities	85,806	2,999	(14)	88,791
Total marketable securities held-to-maturity	$155,081	6,902	(14)	161,969

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table presents information regarding the issuers and the carrying values of our mortgage-backed securities at December 31, 2012 and 2011:

	December 31,
	2012	2011
Residential mortgage backed securities:
FNMA	$341,778	333,188
GNMA	97,648	142,774
FHLMC	287,942	280,686
SBA	15,775	18,624
Other (including non-agency)	7,168	10,649
Total residential mortgage-backed securities	$750,311	785,921

Marketable securities having a carrying value of $735.5 million at December 31, 2012, were pledged under collateral agreements. We did not sell any marketable securities during the years ended December 31, 2012 or 2011. During the year ended December 31, 2010 we sold marketable securities classified as available-for-sale for $56.9 million, with gross realized gains of $2.3 million and gross realized losses of $147,000.  During the years ended December 31, 2012, 2011 and 2010 we recognized non-cash other-than-temporary credit related impairment in our investment portfolio resulting in write-downs of $331,000, $937,000 and $1.5 million, respectively.

The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2012:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$70,128	(286)	6,537	(1)	76,665	(287)
Corporate debt issues	850	(39)	12,095	(2,652)	12,945	(2,691)
Equity securities	601	(21)	17	(1)	618	(22)
Residential mortgage-backed securities - non-agency	—	—	4,357	(256)	4,357	(256)
Residential mortgage-backed securities - agency	167,294	(1,055)	14,231	(30)	181,525	(1,085)

Total temporarily impaired securities	$238,873	(1,401)	37,237	(2,940)	276,110	(4,341)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

Regularly, we perform an assessment to determine whether there have been any events or economic circumstances to indicate that a security which has an unrealized loss is impaired other-than-temporarily.  The assessment considers many factors including the severity and duration of the impairment; recent events specific to the issuer or industry; and for debt securities, external credit ratings, underlying collateral position and recent downgrades.  For asset backed securities, we evaluate current characteristics of each security such as delinquency and foreclosure levels, credit enhancement and projected losses and coverage.  It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses.  Events that may trigger material declines in fair values for these securities in the future would be, but are not limited to; deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.  For debt securities, credit related other-than-temporary impairment is recognized in earnings, while noncredit related other-than-temporary impairment on securities not expected to be sold is recognized in other comprehensive income. We assert that we do not have the intent to sell these securities and it is more likely than not that we will not have to sell these securities before a recovery of our cost basis.  For these reasons, we consider the unrealized losses to be temporary impairment losses. There are approximately 57 positions that are temporarily impaired at December 31, 2012. The aggregate carrying amount of cost-method investments, including both held-to-maturity and available-for-sale, at December 31, 2012 was $1.234 billion of which all were evaluated for impairment.

As of December 31, 2012, we had six investments in corporate issues with total book value of $14.7 million and total fair value of $12.1 million, where book value exceeded carrying value for more than 12 months.  These investments were three single issuer trust preferred investments and three pooled trust preferred investments.  The single issuer trust preferred investments were evaluated for other-than-temporary impairment by determining the strength of the underlying issuer.  In each case, the underlying issuer was “well-capitalized” for regulatory purposes.  None of the issuers have deferred interest payments or announced the intention to defer interest payments.  We believe the decline in fair value is related to the spread over three-month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR is significantly lower than current

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

market spreads.  In making that determination, we also considered the duration and the severity of the losses.  We concluded the impairment of these investments was considered temporary.  The pooled trust preferred investments were evaluated for other-than-temporary impairment considering duration and severity of losses, actual cash flows, projected cash flows, performing collateral, the class of securities we own and the amount of additional defaults the structure could withstand prior to the security experiencing a disruption in cash flows.  None of these investments are projecting near-term cash flow disruptions, nor have any of the investments experienced a cash flow disruption.  We concluded, based on all facts evaluated, the impairment of these investments was considered temporary. Management asserts that we do not have the intent to sell these investments and that it is more likely than not, we will not have to sell the investments before recovery of their cost basis.

The following table provides class, book value, fair value and ratings information for our portfolio of corporate investments that had an unrealized loss as of December 31, 2012:

		Total
		Book	Fair	Unrealized	Moody’s/ Fitch
Description	Class	Value	Value	Losses	Ratings

Bank Boston Capital Trust (1)	N/A	$989	759	(230)	Ba2/ BB
Huntington Capital Trust	N/A	1,427	1,079	(348)	Baa3/ BB
Commercebank Capital Trust	N/A	889	850	(39)	Not rated
Ocean Shore Capital Trust	N/A	867	800	(67)	Not rated
I-PreTSL I	Mezzanine	1,500	590	(910)	Not rated/ CCC
I-PreTSL II	Mezzanine	1,500	669	(831)	Not rated/ B
PreTSL XIX	Senior A-1	8,464	8,198	(266)	Baa2/ BBB
		$15,636	12,945	(2,691)

(1)      Bank Boston was acquired by Bank of America

The following table provides collateral information on the entire pool for trust preferred investments included in the previous table as of December 31, 2012:

				Additional
				Immediate
				defaults before
		Current		causing an
	Total	deferrals	Performing	interest
Description	Collateral	and defaults	Collateral	shortfall

I-PreTSL I	$188,500	15,000	173,500	116,796
I-PreTSL II	340,500	24,500	316,000	316,000
PreTSL XIX	639,881	164,036	475,845	158,500

Mortgage-backed securities include agency (FNMA, FHLMC, GNMA and SBA) mortgage-backed securities and non-agency collateralized mortgage obligations.  We review our portfolio of agency mortgage-backed securities quarterly for impairment.  As of December 31, 2012, we believe that the impairment within our portfolio of agency mortgage-backed securities is temporary.  As of December 31, 2012, we had seven non-agency collateralized mortgage obligations with total book value of $6.6 million and total fair value of $6.5 million.  During the year ended December 31, 2012, we recognized other-than-temporary credit related impairment of $331,000 related to one of these investments.  After recognizing the other-than-temporary

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

impairment, our book value on this investment was $3.7 million, with a fair value of $3.5 million.  We determined how much of the impairment was credit related and noncredit related by analyzing cash flow estimates, estimated prepayment speeds, loss severity and conditional default rates.  We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.  The impairment on the other six collateralized mortgage obligations, with book value of $2.9 million and fair value of $3.0 million, were also reviewed considering the severity and length of impairment.  After this review, we determined that the remaining impairment on these securities was temporary.

The following table shows issuer specific information, book value, fair value, unrealized losses and other-than-temporary impairment recorded in earnings for our portfolio of non-agency collateralized mortgage obligations as of December 31, 2012:

				Cumulative
	Total			impairment
	Book	Fair	Unrealized	recorded in
Description	Value	Value	Loss	earnings

AMAC 2003-6 2A2	$198	203	—	—
AMAC 2003-6 2A8	409	420	—	—
BOAMS 2005-11 1A8	613	738	—	(146)
CWALT 2005-J14 A3	3,740	3,504	(236)	(1,007)
CFSB 2003-17 2A2	416	426	—	—
WAMU 2003-S2 A4	324	329	—	—
WFMBS 2003-B A2	873	853	(20)	—
	$6,573	6,473	(256)	(1,153)

We review our portfolio of municipal securities quarterly for impairment. We initially evaluate investments in municipal securities for other-than-temporary impairment by comparing the fair value, provided to us by two third party pricing sources using quoted prices for similar assets that are actively traded, to the carrying value.  When an investment’s fair value is below 80% of the carrying value we then compare the stated interest rate to current market interest rates to determine if the decline in fair value is attributable to interest rates.  If the stated interest rate approximates current interest rates for similar securities, we determine if the investment is rated and if so, if the rating has changed in the current period.  If the rating has not changed during the current period, we review publicly available information to determine if there has been any negative change in the underlying municipality.  As of December 31, 2012, none of the investments in our municipal securities portfolio had a book value that exceeded carrying value for more than 12 months.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth the categories of investment securities as of December 31, 2012 on which other-than-temporary impairment charges have been recorded in earnings:

	Total			Accumulated
Category	Book Value	Fair Value	Unrealized Gain/ (Loss)	Impairment Charges

Freddie Mac preferred shares	$76	441	365	(7,424)
Trust preferred investments	15,733	15,912	179	(8,836)
Non-agency CMOs	4,353	4,242	(111)	(1,153)
	$20,162	20,595	433	(17,413)

The table below shows a cumulative roll forward of credit related impairment losses recognized in earnings for debt securities held and not intended to be sold:

	December 31,
	2012	2011

Beginning balance as of January 1 (1)	$11,633	15,445
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the year	(2,153)	(4,749)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	331	937
Ending balance as of December 31	$9,811	$11,633

(1)    The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

(4)                                 Loans Receivable and Allowance for Loan Losses

Loans receivable at December 31, 2012 and 2011 are summarized in the table below:

	December 31,
	2012	2011

Personal Banking:
Loans held for sale	$15,441	967
Residential mortgage loans	2,416,419	2,414,025
Home equity loans	1,076,637	1,084,786
Other consumer loans	235,367	245,689
Total Personal Banking	3,743,864	3,745,467

Business Banking:
Commercial real estate	1,615,701	1,481,127
Commercial loans	432,944	408,462
Total Business Banking	2,048,645	1,889,589
Total loans receivable, gross	5,792,509	5,635,056

Deferred loan fees	(1,624)	(4,752)
Allowance for loan losses	(73,219)	(71,138)
Undisbursed loan proceeds:
Residential mortgage loans	(14,587)	(12,874)
Commercial real estate	(29,868)	(45,360)
Commercial loans	(43,950)	(20,551)
Total loans receivable, net	$5,629,261	5,480,381

As of December 31, 2012, 2011 and 2010, we serviced loans for others approximating $1.036 billion, $1.150 billion and $1.310 billion, respectively. These loans serviced for others are not our assets and are not included in our financial statements.

At December 31, 2012 and 2011, approximately 75% and 76%, respectively, of our loan portfolio was secured by properties located in Pennsylvania. We do not believe we have significant concentrations of credit risk to any one group of borrowers given our underwriting and collateral requirements.

Loans receivable as of December 31, 2012 and 2011 include $1.772 billion and $1.745 billion, respectively, of adjustable rate loans and $4.021 billion and $3.890 billion, respectively, of fixed rate loans.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to changes in the allowance for losses on loans receivable for the year ended December 31, 2012:

	Balance December 31, 2012	Provision	Charge-offs	Recoveries	Balance December 31, 2011

Personal Banking:
Residental mortgage loans	8,002	3,287	(4,295)	528	$8,482
Home equity loans	8,294	3,376	(4,066)	297	8,687
Other consumer loans	5,156	4,340	(5,919)	1,410	5,325
Total Personal Banking	21,452	11,003	(14,280)	2,235	22,494

Business Banking:
Commercial real estate loans	34,499	10,447	(9,919)	1,823	32,148
Commercial loans	13,242	5,278	(6,254)	2,138	12,080
Total Business Banking	47,741	15,725	(16,173)	3,961	44,228

Unallocated	4,026	(390)	—	—	4,416

Total	73,219	26,338	(30,453)	6,196	$71,138

The following table provides information related to changes in the allowance for losses on loans receivable for the year ended December 31, 2011:

	Balance December 31, 2011	Provision	Charge-offs	Recoveries	Balance December 31, 2010

Personal Banking:
Residental mortgage loans	$8,482	5,518	(4,198)	308	6,854
Home equity loans	8,687	5,619	(4,734)	127	7,675
Other consumer loans	5,325	3,544	(5,283)	1,254	5,810
Total Personal Banking	22,494	14,681	(14,215)	1,689	20,339

Business Banking:
Commercial real estate loans	32,148	7,952	(12,508)	872	35,832
Commercial loans	12,080	11,592	(15,641)	359	15,770
Total Business Banking	44,228	19,544	(28,149)	1,231	51,602

Unallocated	4,416	(55)	—	—	4,471

Total	$71,138	34,170	(42,364)	2,920	76,412

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to changes in the allowance for losses on loans receivable for the year ended December 31, 2010:

	Balance December 31, 2010	Provision	Charge-offs	Recoveries	Balance December 31, 2009

Personal Banking:
Residental mortgage loans	$6,854	1,826	(4,497)	176	9,349
Home equity loans	7,675	5,404	(4,104)	82	6,293
Other consumer loans	5,810	4,224	(6,390)	1,422	6,554
Total Personal Banking	20,339	11,454	(14,991)	1,680	22,196

Business Banking:
Commercial real estate loans	35,832	24,152	(12,576)	314	23,942
Commercial loans	15,770	4,601	(9,305)	401	20,073
Total Business Banking	51,602	28,753	(21,881)	715	44,015

Unallocated	4,471	279	—	—	4,192

Total	$76,412	40,486	(36,872)	2,395	70,403

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

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable as of December 31, 2012:

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual	Recorded investment in loans past due 90 days or more and still accruing	TDRs
Personal Banking:
Residental mortgage loans	$2,415,649	8,002	25,083	9	5,045
Home equity loans	1,076,637	8,294	9,114	2	1,891
Other consumer loans	235,367	5,156	1,980	776	—
Total Personal Banking	3,727,653	21,452	36,177	787	6,936

Business Banking:
Commercial real estate loans	1,585,833	34,499	57,861	388	49,826
Commercial loans	388,994	13,242	26,174	523	32,682
Total Business Banking	1,974,827	47,741	84,035	911	82,508

Total	$5,702,480	69,193	120,212	1,698	89,444

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

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment.

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2012:

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$24,286	797	—	3,011	28,094	28,078	683
Home equity loans	8,479	635	—	1,352	10,466	10,535	342
Other consumer loans	1,936	44	—	—	1,980	1,841	35
Total Personal Banking	34,701	1,476	—	4,363	40,540	40,454	1,060

Business Banking:
Commercial real estate loans	24,550	33,311	33,282	16,274	107,417	98,891	3,636
Commercial loans	9,096	17,078	—	10,180	36,354	51,131	1,828
Total Business Banking	33,646	50,389	33,282	26,454	143,771	150,022	5,464

Total	$68,347	51,865	33,282	30,817	184,311	190,476	6,524

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2011:

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2010:

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$29,751	—	—	—	29,751	27,544	292
Home equity loans	10,263	—	—	—	10,263	8,333	117
Other consumer loans	2,565	—	—	—	2,565	4,543	10
Total Personal Banking	42,579	—	—	—	42,579	40,420	419

Business Banking:
Commercial real estate loans	44,965	22,340	18,312	3,694	89,311	81,626	2,473
Commercial loans	12,877	25,630	24,171	2,528	65,206	61,657	2,259
Total Business Banking	57,842	47,970	42,483	6,222	154,517	143,283	4,732

Total	$100,421	47,970	42,483	6,222	197,096	183,703	5,151

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable as of and for the year ended December 31, 2012:

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residental mortgage loans	$2,411,932	3,717	3,717	992	—
Home equity loans	1,076,012	625	625	189	—
Other consumer loans	235,367	—	—	—	—
Total Personal Banking	3,723,311	4,342	4,342	1,181	—

Business Banking:
Commercial real estate loans	1,501,032	84,801	61,136	9,789	23,665
Commercial loans	352,752	36,242	35,622	5,637	620
Total Business Banking	1,853,784	121,043	96,758	15,426	24,285

Total	$5,577,095	125,385	101,100	16,607	24,285

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable as of and for the year ended December 31, 2011:

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residental mortgage loans	$2,394,061	3,305	3,305	861	—
Home equity loans	1,084,520	266	266	144	—
Other consumer loans	245,689	—	—	—	—
Total Personal Banking	3,724,270	3,571	3,571	1,005	—

Business Banking:
Commercial real estate loans	1,367,269	68,498	41,608	7,522	26,890
Commercial loans	346,077	41,834	20,062	2,618	21,772
Total Business Banking	1,713,346	110,332	61,670	10,140	48,662

Total	$5,437,616	113,903	65,241	11,145	48,662

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

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

During the year ended December 31, 2012, two commercial real estate loan TDRs with combined balances of $554,000 were charged-off, one commercial real estate loan TDR was written down by $1.9 million, six home equity loan TDRs were written down by a total of $126,000 and three residential mortgage loan TDRs were written down by a total of $38,000.  Additionally, eight commercial loan TDRs with combined balances of $8.2 million were paid off and one commercial real estate loan TDR with a balance of $191,000 was paid off.  Of the 20 TDRs that subsequently defaulted during the year ended December 31, 2012, one commercial loan with a balance of $193,000 was paid off and one commercial real estate loan with a balance of $337,000 was paid off.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to troubled debt restructurings by portfolio segment and by class of financing receivable for the year ended December 31, 2012:

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	35	$6,136	5,045	1,016
Home equity loans	42	2,071	1,891	266
Other consumer loans	—	—	—	—
Total Personal Banking	77	8,207	6,936	1,282

Business Banking:
Commercial real estate loans	58	19,582	17,724	2,509
Commercial loans	66	29,056	22,584	3,219
Total Business Banking	124	48,638	40,308	5,728

Total	201	$56,845	47,244	7,010

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Troubled debt restructurings that subsequently defaulted:
Personal Banking:
Residential mortgage loans	2	$529	429	153
Home equity loans	—	—	—	—
Other consumer loans	—	—	—	—
Total Personal Banking	2	529	429	153

Business Banking:
Commercial real estate loans	8	2,870	2,346	786
Commercial loans	10	1,456	665	75
Total Business Banking	18	4,326	3,011	861

Total	20	$4,855	3,440	1,014

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to troubled debt restructurings by portfolio segment and by class of financing receivable for the year ended December 31, 2011:

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

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to troubled debt restructurings by portfolio segment and by class of financing receivable for the year ended December 31, 2010:

		Recorded
		investment at	Current
	Number of	the time of	recorded	Current
	contracts	modification	investment	allowance

Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	—	$—	—	—
Home equity loans	—	—	—	—
Other consumer loans	—	—	—	—
Total Personal Banking	—	—	—	—

Business Banking:
Commercial real estate loans	19	15,914	15,508	701
Commercial loans	8	16,106	16,106	3,495
Total Business Banking	27	32,020	31,614	4,196

Total	27	$32,020	31,614	4,196

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Troubled debt restructurings that subsequently defaulted:
Personal Banking:
Residential mortgage loans	—	$—	—	—
Home equity loans	—	—	—	—
Other consumer loans	—	—	—	—
Total Personal Banking	—	—	—	—

Business Banking:
Commercial real estate loans	3	11,470	11,668	114
Commercial loans	—	—	—	—
Total Business Banking	3	11,470	11,668	114

Total	3	$11,470	11,668	114

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to loan delinquencies as of December 31, 2012:

	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or Greater Delinquent	Total Delinquency	Current	Total Loans
Personal Banking:
Residential mortgage loans	$32,921	9,387	24,286	66,594	2,349,055	2,415,649
Home equity loans	6,534	1,977	8,479	16,990	1,059,647	1,076,637
Other consumer loans	5,456	1,830	1,936	9,222	226,145	235,367
Total Personal Banking	44,911	13,194	34,701	92,806	3,634,847	3,727,653

Business Banking:
Commercial real estate loans	13,001	4,596	24,550	42,147	1,543,686	1,585,833
Commercial loans	3,233	10,158	9,096	22,487	366,507	388,994
Total Business Banking	16,234	14,754	33,646	64,634	1,910,193	1,974,827

Total	$61,145	27,948	68,347	157,440	5,545,040	5,702,480

The following table provides information related to loan delinquencies as of December 31, 2011:

	30-59 Days Delinquent	60-89 Days Delinquent	90 Days or Greater Delinquent	Total Delinquency	Current	Total Loans
Personal Banking:
Residential mortgage loans	$33,671	8,629	28,221	70,521	2,326,845	2,397,366
Home equity loans	7,426	1,953	9,560	18,939	1,065,847	1,084,786
Other consumer loans	4,854	1,787	2,667	9,308	236,381	245,689
Total Personal Banking	45,951	12,369	40,448	98,768	3,629,073	3,727,841

Business Banking:
Commercial real estate loans	10,680	3,122	44,603	58,405	1,377,362	1,435,767
Commercial loans	2,027	4,958	10,785	17,770	370,141	387,911
Total Business Banking	12,707	8,080	55,388	76,175	1,747,503	1,823,678

Total	$58,658	20,449	95,836	174,943	5,376,576	5,551,519

Credit quality indicators:  We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze business loans individually by classifying the loans by credit risk.  Credit relationships greater than or equal to $1.0 million classified as special mention or substandard are reviewed quarterly for further deterioration or improvement to determine if the loan is appropriately classified.  We use the following definitions for risk ratings other than pass:

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

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

The following table sets forth information about credit quality indicators as of December 31, 2012:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Personal Banking:
Residential mortgage loans	$2,395,809	—	18,743	48	1,049	2,415,649
Home equity loans	1,068,183	—	8,454	—	—	1,076,637
Other consumer loans	234,106	—	1,261	—	—	235,367
Total Personal Banking	3,698,098	—	28,458	48	1,049	3,727,653

Business Banking:
Commercial real estate loans	1,352,118	68,130	163,751	1,834	—	1,585,833
Commercial loans	320,228	13,077	52,742	2,947	—	388,994
Total Business Banking	1,672,346	81,207	216,493	4,781	—	1,974,827

Total	$5,370,444	81,207	244,951	4,829	1,049	5,702,480

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

Our exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. We use the same credit policies in making commitments for off-balance-sheet financial instruments as we do for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of December 31, 2012 and 2011 are presented in the following table:

	December 31,
	2012	2011
Loan commitments	$66,973	162,903
Undisbursed lines of credit	401,685	371,729
Standby letters of credit	57,122	63,942
	$525,780	598,574

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

Outstanding loan commitments at December 31, 2012, for fixed rate loans, were $36.5 million. The interest rates on these commitments approximate market rates at December 31, 2012. Outstanding loan commitments at December 31, 2012 for adjustable rate loans were $30.5 million.  The fair values of these commitments are affected by fluctuations in market rates of interest.

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. As of December 31, 2012, the maximum potential amount of future payments we could be required to make under these standby letters of credit is $57.1 million, of which $56.2 million is fully collateralized. A

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

liability (which represents deferred income) of $843,000 and $815,000 has been recognized for the obligations as of December 31, 2012 and 2011, respectively, and there are no recourse provisions that would enable us to recover any amounts from third parties.

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

The following table shows changes in MSRs as of and for the year ended December 31, 2012:

			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value

Balance at December 31, 2011	$3,655	—	3,655
Additions/ (reductions)	2,285	—	2,285
Amortization	(2,649)	—	(2,649)
Balance at December 31, 2012	$3,291	—	3,291

The following table shows changes in MSRs as of and for the year ended December 31, 2011:

			Net
			Carrying
	Servicing	Valuation	Value and
	Rights	Allowance	Fair Value

Balance at December 31, 2010	$5,969	—	5,969
Additions/ (reductions)	1,091	—	1,091
Amortization	(3,405)	—	(3,405)
Balance at December 31, 2011	$3,655	—	3,655

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table presents additional information about the inputs used to determine the fair value of our MSRs at the periods indicated:

	December 31,
	2012	2011
	(Weighted average)
Forward yield curve (5 year LIBOR swap)	0.75%	1.31%
Prepayment rates	22.7%	21.4%
Annual service cost per loan	$77	$72
Average life expectancy (months)	45	34
Option adjusted spread (basis points)	800	650

(5)                             Accrued Interest Receivable

Accrued interest receivable as of December 31, 2012 and 2011 is presented in the following table:

	December 31,
	2012	2011
Investment securities	$2,354	2,402
Mortgage-backed securities	1,359	1,777
Loans receivable	19,600	20,420
	$23,313	24,599

(6)                             Federal Home Loan Bank Stock

Our banking subsidiary is a member of the Federal Home Loan Bank system. As a member, we are required to maintain an investment in the capital stock of the FHLB of Pittsburgh, at cost, in an amount not less than 4.60% of borrowings outstanding plus 0.35% of member asset value, as defined by the FHLB of Pittsburgh, and 1.60% of certain letters of credit.  During the quarter ended December 31, 2008, the FHLB of Pittsburgh suspended the payment of dividends on its capital stock as well as the regular repurchase of excess stock owned by its members.  During 2010 the FHLB of Pittsburgh resumed the repurchase of excess stock, and repurchased $2.1 million and $11.1 million of our excess stock for the years ended December 31, 2012 and 2011, respectively.  In 2012, the FHLB of Pittsburgh resumed the payment of dividends on capital stock and during the year ended December 31, 2012 we received dividends totaling $87,000.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

(7)                                 Premises and Equipment

Premises and equipment at December 31, 2012 and 2011 are summarized by major classification in the following table:

	December 31,
	2012	2011
Land and land improvements	$17,308	16,391
Office buildings and improvements	139,167	136,858
Furniture, fixtures and equipment	106,433	99,759
Leasehold improvements	12,298	10,734
Total, at cost	275,206	263,742
Less accumulated depreciation and amortization	(136,382)	(131,590)
Premises and equipment, net	$138,824	132,152

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $11.5 million, $11.7 million and $12.6 million, respectively.

Premises used by certain of our offices are occupied under formal operating lease arrangements. The leases expire on various dates through 2027. Minimum annual rentals by fiscal year are summarized in the following table:

2013	$3,883
2014	3,220
2015	2,669
2016	2,180
2017	1,742
Thereafter	7,007
$20,701

Rental expense for the years ended December 31, 2012, 2011 and 2010 was $4.9 million, $4.3 million and $4.9 million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

(8)                                 Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization for the years ended December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011
Amortizable intangible assets:
Core deposit intangibles — gross	$30,578	30,578
Acquisitions	—	—
Less: accumulated amortization	(30,181)	(29,549)
Core deposit intangibles — net	$397	1,029

Customer and Contract intangible assets — gross	3,779	3,779
Acquisitions - The Bert Company	2,418	—
Less: accumulated amortization	(3,065)	(2,685)
Customer and Contract intangible assets — net	$3,132	1,094

The following information shows the actual aggregate amortization expense for the years ended December 31, 2012, 2011 and 2010 as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for each of the five succeeding fiscal years:

For the year ended December 31, 2010	$2,784
For the year ended December 31, 2011	1,819
For the year ended December 31, 2012	1,012
For the year ending December 31, 2013	1,210
For the year ending December 31, 2014	814
For the year ending December 31, 2015	571
For the year ending December 31, 2016	415
For the year ending December 31, 2017	259

The following table provides information for the changes in the carrying amount of goodwill:

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2010	$170,269	1,613	171,882
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Balance at December 31, 2011	170,269	1,613	171,882
Goodwill acquired	2,579	—	2,579
Impairment losses	—	—	—
Balance at December 31, 2012	$172,848	1,613	174,461

We have determined that goodwill is not impaired as of December 31, 2012 and 2011. There were no changes in our operations that would cause us to update the goodwill impairment test performed as of June 30, 2012.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

(9)                             Deposits

Deposit balances at December 31, 2012 and 2011 are shown in the table below:

	December 31,
	2012	2011
Savings accounts	$1,158,795	1,072,278
Interest-bearing checking accounts	851,771	800,676
Noninterest-bearing checking accounts	755,429	658,560
Money market deposit accounts	1,112,516	963,994
Certificates of deposit	1,886,089	2,284,817
	$5,764,600	5,780,325

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 at December 31, 2012 and 2011 was $475.5 million and $596.3 million, respectively.  While it is not our practice to solicit brokered deposits, we are a registered participant in the CDARS program and have six customers currently participating with a total balance of $733,000.

Generally, deposits in excess of $250,000 are not federally insured.  At December 31, 2012, we had $1.024 billion of deposits in accounts exceeding $250,000.

The following table summarizes the contractual maturity of the certificate accounts at December 31, 2012 and 2011:

	December 31,
	2012	2011
Due within 12 months	$871,580	1,356,963
Due between 12 and 24 months	232,392	356,456
Due between 24 and 36 months	206,578	132,191
Due between 36 and 48 months	275,723	122,766
Due between 48 and 60 months	281,683	252,181
After 60 months	18,133	64,260
	$1,886,089	2,284,817

The following table summarizes the interest expense incurred on the respective deposits for the years ended December 31, 2012, 2011 and 2010:

	Years ended December 31,
	2012	2011	2010
Savings accounts	$4,219	5,000	8,166
Interest-bearing checking accounts	792	960	1,211
Money market deposit accounts	3,605	4,243	5,977
Certificate accounts	34,761	50,518	59,820
	$43,377	60,721	75,174

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

(10)                      Borrowed Funds

Borrowed funds at December 31, 2012 and 2011 are presented in the following table:

	December 31,
	2012		2011
	Amount	Avg. Rate	Amount	Avg. Rate
Term notes payable to the FHLB of Pittsburgh:
Due within one year	$—	—	—	—
Due between one and two years	23	1.75%	—	—
Due between two and three years	110,000	2.53%	44	1.75%
Due between three and four years	145,493	3.24%	110,000	2.53%
Due between four and five years	125,000	3.68%	145,541	3.24%
Due between five and ten years	315,000	4.25%	440,000	4.01%
	695,516		695,585
Revolving line of credit, FHLB of Pittsburgh	—	—	—	—
Securities sold under agreement to repurchase, due within one year	164,531	0.32%	132,340	0.35%
Total borrowed funds	$860,047		827,925

Borrowings from the FHLB of Pittsburgh are secured by our residential first mortgage loans and other qualifying loans.  Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.  During 2010, we restructured $695.0 million of FHLB of Pittsburgh borrowings reducing the annual cost by 0.22%, while extending the average maturities of these borrowings by 3.5 years.  We incurred a penalty of $52.2 million in conjunction with this restructuring, which will be amortized over the life of the borrowings into interest expense.  As of December 31, 2012, $35.8 million remains to be amortized.

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $150.0 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty.

The securities sold under agreements to repurchase are collateralized by various securities held in safekeeping by the FHLB of Pittsburgh. The market value of such securities exceeds the value of the securities sold under agreements to repurchase. The average amount of such security repurchase agreements outstanding in the years ended December 31, 2012, 2011 and 2010 was $153.0 million, $140.8 million and $127.4 million, respectively. The maximum amount of security repurchase agreements outstanding during the years ended December 31, 2012, 2011 and 2010 was $176.5 million, $151.8 million and $157.6 million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

(11)                          Income Taxes

Total income tax was allocated for the years ended December 31, 2012, 2011 and 2010 as follows:

	Years ended December 31,
	2012	2011	2010
Income before income taxes	$26,368	26,857	23,522
Shareholders’ equity for unrealized (loss)/ gain on securities available-for-sale	1,204	7,029	(1,173)
Shareholders’ equity for tax benefit for excess of fair value above cost of stock benefit plans	(403)	(610)	(369)
Shareholders’ equity for pension adjustment	6,056	(11,487)	758
Shareholders’ equity for swap fair value adjustment	246	(1,506)	(1,534)
Goodwill attributable to acquisition	863	—	—
	$34,334	20,283	21,204

Income tax expense (benefit) applicable to income before taxes consists of:

	Years ended December 31,
	2012	2011	2010
Current	$23,073	19,108	23,091
Deferred	3,295	7,749	431
	$26,368	26,857	23,522

A reconciliation of the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income for the years ended December 31, 2012, 2011 and 2010, is as follows:

	Years ended December 31,
	2012	2011	2010
Expected tax rate	35.0%	35.0%	35.0%
Tax-exempt interest income	(5.0)%	(5.4)%	(5.9)%
State income tax, net of federal benefit	2.8%	2.9%	2.7%
Bank-owned life insurance	(1.9)%	(2.3)%	(2.2)%
Dividends on stock plans	(1.3)%	(0.9)%	(0.9)%
Other	(0.3)%	0.2%	0.3%
Effective tax rate	29.3%	29.5%	29.0%

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below:

	December 31,
	2012	2011
Deferred tax assets:
Deferred fee income	$280	363
Deferred compensation expense	3,463	2,845
Net operating loss carryforwards	482	758
Bad debts	20,639	21,464
Accrued postretirement benefit cost	734	736
Stock benefit plans	1,128	911
Writedown of investment securities	6,032	6,700
Reserve for uncollected interest	4,194	6,194
Accrued expenses	890	105
Pension and postretirement benefits	12,106	18,162
Unrealized loss on the fair value of derivatives	4,527	4,773
Other	582	364
	55,057	63,375
Deferred tax liabilities:
Pension expense	5,606	6,704
Marketable securities available for sale	10,098	8,894
Purchase accounting	1,808	1,030
Intangible asset	17,958	16,202
Mortgage servicing rights	1,151	1,279
Fixed assets	7,814	7,064
Other	821	737
	45,256	41,910
Net deferred tax asset/ (liability)	$9,801	21,465

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

Under provisions of the Internal Revenue Code (“IRC”), Northwest has approximately $1.4 million of federal net operating losses, which expire in 2026 and 2027. These net operating losses, which were acquired as part of previous acquisitions, are subject to annual carry-forward limitations imposed by IRC section 382.  We believe the limitations will not prevent the carry-forward benefits from being utilized.

We utilize a comprehensive model to recognize, measure, present and disclose in our financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  At December 31, 2012 there were no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate.  We recognize interest accrued and penalties (if any) related to unrecognized tax benefits in income tax expense.  During the year ended December 31, 2012, we did not accrue any interest.  At December 31, 2012, we had no amount accrued for interest or the payment of penalties.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

We are subject to routine audits of our tax returns by the Internal Revenue Service as well as all states in which we conduct business.  We are subject to audit by the Internal Revenue Service for the tax periods ended December 31, 2012, 2011, 2010 and 2009 and subject to audit by any state in which we conduct business for the tax periods ended December 31, 2012, 2011, 2010 and 2009.

(12)         Shareholders’ Equity

Retained earnings are partially restricted in connection with regulations related to the insurance of deposit accounts, which requires Northwest to maintain certain statutory reserves. Northwest may not pay dividends on or repurchase any of its common stock if the effect thereof would reduce retained earnings below the level of adequate capitalization as defined by federal and state regulators.

In tax years prior to fiscal 1997, Northwest was permitted, under the IRC, to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at December 31, 2012 and 2011 include approximately $39.1 million representing such bad debt deductions for which no deferred income taxes have been provided.

(13)         Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  For the years ended December 31, 2012, 2011 and 2010, there were 3,101,881, 2,606,398 and 4,500 options outstanding, respectively, with a weighted average strike price of $12.28, $12.32 and $12.48 per share, respectively, that were excluded from the calculation of earnings per share because they were anti-dilutive.  The computation of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 follows:

	Years ended December 31,
	2012	2011	2010
Net income available to common shareholders	$63,560	64,151	57,523

Weighted average common shares outstanding	93,913	99,802	108,309
Dilutive potential shares due to effect of stock options	288	376	622
Total weighted average common shares and dilutive potential shares	$94,201	100,178	108,931
Basic earnings per share:	$0.68	0.64	0.53
Diluted earnings per share:	$0.68	0.64	0.53

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

(14)       Employee Benefit Plans

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

Total expense for all retirement plans, including defined benefit pension plans, was approximately $9.3 million, $7.0 million and $7.4 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

Components of net periodic pension cost and other amounts recognized in other comprehensive income:

The following table set forth the net periodic pension cost for the defined benefit pension plans for the years ended December 31, 2012, 2011 and 2010:

	Years ended December 31,
	2012	2011	2010
Service cost	$7,431	5,713	5,590
Interest cost	5,729	5,452	5,331
Expected return on plan assets	(7,793)	(6,009)	(5,517)
Net amortization and deferral	2,600	516	711
Net periodic pension cost	$7,967	5,672	6,115

The following table sets forth other changes in the defined benefit pension plans’ plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2012	2011	2010
Net loss (gain)	$11,167	29,319	(2,087)
Prior service cost (credit)	(26,919)	—	—
Amortization of prior service cost	160	160	160
Total recognized in other comprehensive income	$(15,592)	29,479	(1,927)
Total recognized in net periodic pension cost and other comprehensive income/ (loss)	$(7,625)	35,151	4,188

The estimated net loss and prior service credit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic cost over the next year is $3.6 million and $(2.3) million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth information for the defined benefit pension plans’ funded status at December 31, 2012 and 2011:

	December 31,
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$131,927	99,150
Service cost	7,431	5,713
Interest cost	5,729	5,452
Amendments (1)	(26,919)	—
Actuarial loss	14,527	23,979
Benefits paid	(2,893)	(2,367)
Benefit obligation at end of year	$129,802	131,927

Change in plan assets:
Fair value of plan assets at beginning of year	105,159	81,219
Actual return on plan assets	8,393	(7)
Employer contributions	4,830	26,314
Benefits paid	(2,893)	(2,367)
Fair value of plan assets at end of period	$115,489	105,159
Funded status at end of year	$(14,313)	(26,768)

(1)     The Retirement Plan was amended to freeze all benefits earned through March 31, 2013 based on the plan formula using years of service and average monthly compensation as of March 31, 2013.  The amendments also provide that, for service commencing January 1, 2013, additional benefits will be earned equal to 1% of career average pay for each year that a participant completes at least 1,000 hours of service.  Also, effective April 1, 2013, participants who are eligible to receive required minimum distributions due to attaining age 70 ½ will be required to begin payment of benefits even though they remain employed by us.

The following table sets forth the assumptions used to develop the net periodic pension cost:

	Years ended December 31,
	2012	2011	2010
Discount rate	4.39%	5.57%	6.00%
Expected long-term rate of return on assets	7.50%	7.50%	8.00%
Rate of increase in compensation levels	3.00%	3.00%	4.00%

The following table sets forth the assumptions used to determine benefit obligations at the end of each period:

	Years ended December 31,
	2012	2011	2010
Discount rate	4.06%	4.39%	5.57%
Expected long-term rate of return on assets	7.50%	7.50%	7.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

The expected long-term rate of return on assets is based on the expected return of each of the asset categories, weighted based on the median of the target allocation for each category.  We use the Citigroup

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

Pension Liability Index rates matching the duration of our benefit payments as of the measurement date to determine the discount rate.

The accumulated benefit obligation for the funded defined benefit pension plan was $124.5 million, $102.4 million and $76.9 million at December 31, 2012, 2011 and 2010, respectively. The accumulated benefit obligation for all unfunded defined benefit plans was $5.1 million, $4.9 million and $4.2 million at December 31, 2012, 2011 and 2010, respectively.

The following table sets forth certain information related to our pension plans:

	December 31,
	2012	2011
Projected benefit obligation	$129,802	131,927
Accumulated benefit obligation	129,599	107,259
Fair value of plan assets	115,489	105,159

While we are not required to make a minimum contribution, we anticipate making a $2.5 million to $5.0 million tax deductible contribution to our defined benefit pension plan during the year ending December 31, 2013.

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

The following table sets forth the weighted average asset allocation of defined benefit plans:

	Target	December 31,
	Allocation	2012	2011
Debt securities	20 — 50%	25%	23%
Equity securities	30 — 60%	57%	26%
Other	5 — 50%	18%	51%
Total		100%	100%

All of the assets held by the defined benefit pension plan are measured and recorded at estimated fair value on our balance sheet on a recurring basis as level 1 assets, as defined by the fair value hierarchy defined in note 15.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth the pension plan assets as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Mutual funds — debt	$29,057	24,534
Mutual funds — equity	65,346	27,293
Cash	21,086	53,332

The benefits expected to be paid in each year from 2013 to 2017 are $3.0 million, $3.3 million, $3.5 million, $3.8 million and $4.3 million, respectively. The aggregate benefits expected to be paid in the five years from 2018 to 2022 are $27.3 million. The expected benefits to be paid are based on the same assumptions used to measure our benefit obligations at December 31, 2012 and include estimated future employee service.

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

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

The following table sets forth the net periodic benefit cost for the postretirement healthcare benefits plan for the years ended December 31, 2012, 2011 and 2010:

	Years ended December 31,
	2012	2011	2010
Service cost	$—	—	—
Interest cost	66	86	96
Amortization of net loss	50	52	52
Net period benefit cost	$116	138	148

The following table sets forth other changes in the postretirement healthcare plan’s plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2012	2011	2010
Net loss/ (gain)	$64	(26)	(17)
Total recognized in other comprehensive income	$64	(26)	(17)
Total recognized in net periodic benefit cost and other comprehensive income	$180	112	131

The estimated net loss for the postretirement healthcare benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is $53,000.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth the funded status of the postretirement healthcare benefit plan at December 31, 2012 and 2011:

	December 31,
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$1,588	1,625
Service cost	—	—
Interest cost	66	86
Actuarial loss	114	26
Benefits paid	(148)	(149)
Benefit obligation at end of year	$1,620	1,588

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	148	149
Benefits paid	(148)	(149)
Fair value of plan assets at end of year	$—	—
Funded status at year end	$(1,620)	(1,588)

The assumptions used to develop the preceding information for postretirement healthcare benefits are as follows:

	Years ended December 31,
	2012	2011	2010
Discount rate	4.39%	5.57%	6.00%
Monthly cost of healthcare insurance per beneficiary (1)	$327	320	327
Annual rate of increase in healthcare costs	4.00%	4.00%	4.00%

(1)   Not in thousands

If the assumed rate of increase in healthcare costs was increased by one percentage point to 5% from the level of 4% presented above, the interest cost component of net periodic postretirement healthcare benefit cost would increase by $9,000 and the accumulated postretirement benefit obligation for healthcare benefits would increase by $68,000.

The following table sets forth information for plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2012	2011
Projected benefit obligation	$1,620	1,588
Accumulated benefit obligation	1,620	1,588
Fair value of plan assets	—	—

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

(c)          Employee Stock Ownership Plan

We have an employee stock ownership plan (ESOP) for employees who have attained age 21 and who have completed a 12-month period of employment during which they worked at least 1,000 hours.

ESOP compensation expense was $1.4 million for the years ended December 31, 2012, 2011 and 2010.

In 2009 we re-leveraged our existing ESOP, purchasing 2,525,610 shares of common stock using the proceeds of a $28.9 million loan from the Company.   The common stock was purchased in the open market between December 18, 2009 and February 1, 2010.  The effective date of the leveraged ESOP is January 1, 2010.  In order for the ESOP to repay the loan, Northwest is expected to make annual cash contributions to the ESOP until 2029 when the loan matures.  At December 31, 2012, the loan balance was $25.6 million.

Shares of common stock are held by the ESOP and will be allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation.  Shares are scheduled for release as the loan is repaid based on the interest method.  The amortization schedule calls for 126,280 shares to be released each December 31.  At December 31, 2012, 2,146,770 shares of common stock remained unallocated.  The fair value of unallocated common stock held by the ESOP at December 31, 2012 was $26.1 million.

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

(d)           Common Stock Awards

On November 17, 2004, we established a Recognition and Retention Plan for Employees and Outside Directors (RRP) with 652,995 shares authorized.  The objective of the RRP is to enable the Company to provide directors, officers, and employees with a proprietary interest in the Company.  On March 16, 2005, 626,020 shares were issued with a weighted average grant date fair value per share of $9.52 (total market value of $6.0 million at issuance).  During 2007, 9,675 shares were issued with a weighted average grant date fair value per share of $12.02 (total market value of $116,000 at issuance).  On April 20, 2011, we awarded an outside director 12,000 RRP shares with a grant date fair value of $12.33 per share (total market value of $148,000 at issuance). Total common shares forfeited from the 2004 plan were 22,743.  Shares of common stock granted pursuant to the RRP were in the form of restricted stock and generally vest over a five-year period at the rate of 20% per year, commencing one year after the award date. As of December 31, 2012, all of the 2005 and 2007 issuances vested and 20% of the 2011 issuances have vested.  Once shares have vested, they are no longer restricted. On April 20, 2011, we established the Northwest Bancshares, Inc. 2011 Equity Incentive Plan with 2,806,233 common shares authorized.  On May 18, 2011, we awarded employees 1,165,949 common shares and outside directors 108,000 common shares with a grant date fair value of $12.34 per share (total market value of $15.7 million at issuance).  On May 23, 2012, we awarded employees 239,077 common shares and outside directors 24,300 common shares with a grant date fair value of $11.64 per share (total market value of $3.1 million at issuance). Total common shares forfeited from the 2011 plan were 47,134, of which, 28,224 shares were forfeited during the year ended December 31, 2012 and 18,910 shares were forfeited during the year ended December 31, 2011. Forfeited shares may be awarded to other eligible recipients in future grants until the plan termination date in 2021.  Common shares vest over a ten-year period with the first vesting occurring on the grant date.  As of December 31, 2012, 20% of the 2011 issuances have vested and 10% of the 2012 issuances have vested.  Once shares have vested, they are no longer restricted. Compensation expense, in

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

the amount of the fair market value of the common stock at the date of the grant, will be recognized pro rata over the periods in which the shares vest. While restricted, the recipients are entitled to all shareholder rights, except that the shares may not be sold, pledged, or otherwise disposed of and are required to be held in a trust.

(e)          Stock Option Plans

On May 21, 2008, we established the 2008 Stock Option Plan. This Plan authorized the grant of stock options and limited stock rights for 3,937,500 shares of our common stock. On November 19, 2008 we granted 54,000 non-statutory stock options to outside directors and 454,653 incentive stock options to employees at an exercise price of $9.79 per share.  On February 19, 2009 we granted 54,000 non-statutory stock options to outside directors and 440,458 incentive stock options to employees at an exercise price of $7.48 per share.  On January 20, 2010, we granted 54,000 non-statutory stock options to outside directors and 484,576 incentive stock options to employees at an exercise price of $11.49 per share.  On January 19, 2011, we granted employees 515,293 stock options and outside directors 60,000 stock options with an exercise price of $12.12 per share. On April 20, 2011, we granted an outside director 30,000 stock options with an exercise price of $12.17 per share. These options are exercisable for a period of ten years from the grant date with each recipient vesting over a seven year period, with the first vesting date being one year from the grant date. On April 20, 2011, we established the Northwest Bancshares, Inc. 2011 Equity Incentive Plan, which authorizes the granting of 7,015,583 stock options.  On May 18, 2011, we granted employees 2,331,898 stock options and outside directors 270,000 stock options with an exercise price of $12.32 per share. On May 23, 2012, we granted employees 508,573 stock options and outside directors 64,800 stock options with an exercise price of $11.70 per share.  Awarded stock options vest over a ten-year period with the first vesting occurring on the grant date with a ten year exercise period from the grant date.

The following table summarizes the activity in our option plans during the years ended December 31, 2012, 2011 and 2010 (Amounts in this table are not in thousands):

	Years ended December 31,
	2012		2011		2010
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Balance at beginning of year	6,902,247	$11.00	4,184,873	$9.56	3,892,667	$9.21
Granted (1)	573,373	11.70	3,207,191	12.28	538,576	11.49
Exercised (2)	(323,790)	7.48	(380,778)	6.06	(211,115)	7.86
Forfeited	(107,077)	11.31	(109,039)	11.21	(35,255)	10.27
Balance at end of year	7,044,753	11.21	6,902,247	11.00	4,184,873	9.56
Exercisable at end of year	2,959,834	10.61	2,631,198	10.11	2,373,983	9.23

(1)   Weighted average fair value of options at grant date: $1.23, $2.16 and $1.95, respectively.

(2)   The total intrinsic value of options exercised was $1.5 million, $2.3 million and $784,000, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

The aggregate intrinsic value of all options expected to vest and fully vested options at December 31, 2012 is $2.4 million and $4.6 million, respectively. The following table summarizes the number of options outstanding, number of options exercisable, and weighted average remaining life of all option grants as of December 31, 2012:

	Exercise Price $7.37	Exercise Price $7.48	Exercise Price $9.79	Exercise Price $9.86	Exercise Price $10.19	Exercise Price $11.12	Exercise Price $11.33
Options outstanding:
Number of options	198,724	444,339	467,770	278,469	381,434	383,846	366,073
Weighted average remaining contract life (years)	0.75	6.25	6.00	3.25	2.25	5.25	2.00
Options exercisable:
Number of options	198,724	164,751	249,802	278,469	381,434	297,594	366,073
Weighted average remaining term - vested (years)	0.75	6.25	6.00	3.25	2.25	5.25	2.00

	Exercise Price $11.49	Exercise Price $11.51	Exercise Price $11.70	Exercise Price $12.12	Exercise Price $12.17	Exercise Price $12.32	Exercise Price $12.48	Exercise Price $11.21
Options outstanding:
Number of options	509,353	345,359	567,505	548,583	30,000	2,518,798	4,500	7,044,753
Weighted average remaining contract life (years)	7.25	4.25	9.50	8.25	8.50	8.50	4.50	6.67
Options exercisable:
Number of options	124,379	345,359	51,469	55,716	4,284	437,280	4,500	2,959,834
Weighted average remaining term - vested (years)	7.25	4.25	9.50	8.25	8.50	8.50	4.50	4.34

(15)       Disclosures About Fair Value of Financial Instruments

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

Loans Receivable

Loans with comparable characteristics including collateral and re-pricing structures are segregated for valuation purposes. Each loan pool is separately valued utilizing a discounted cash flow analysis. Projected monthly cash flows are discounted to present value using a market rate for comparable loans, which is not considered an exit price. Characteristics of comparable loans include remaining term, coupon interest, and estimated prepayment speeds. Delinquent loans are separately evaluated given the impact delinquency has on the projected future cash flow of the loan including the approximate discount or market rate, which is not considered an exit price.

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At December 31, 2012 and 2011, there was no significant unrealized appreciation or depreciation on these financial instruments.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at December 31, 2012 and 2011:

	December 31, 2012
	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$451,704	451,704	451,704	—	—
Securities available-for-sale	1,079,074	1,079,074	19,304	1,048,651	11,119
Securities held-to-maturity	155,081	161,969	—	161,969	—
Loans receivable, net	5,629,261	5,952,688	15,441	—	5,937,247
Accrued interest receivable	23,313	23,313	23,313	—	—
FHLB Stock	46,834	46,834	—	—	—
Total financial assets	$7,385,267	7,715,582	509,762	1,210,620	5,948,366

Financial liabilities:
Savings and checking accounts	$3,878,511	3,878,511	3,878,511	—	—
Time deposits	1,886,089	1,927,844	—	—	1,927,844
Borrowed funds	860,047	935,384	164,531	—	770,853
Junior subordinated debentures	103,094	116,066	—	—	116,066
Cash flow hedges - swaps	12,932	12,932	—	12,932	—
Accrued interest payable	888	888	888	—	—
Total financial liabilities	$6,741,561	6,871,625	4,043,930	12,932	2,814,763

	December 31, 2011
	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$688,297	688,297	688,297	—	—
Securities available-for-sale	908,349	908,349	12,465	886,227	9,657
Securities held-to-maturity	231,389	239,412	—	239,412	—
Loans receivable, net	5,480,381	5,839,674	967	—	5,838,707
Accrued interest receivable	24,599	24,599	24,599	—	—
FHLB Stock	48,935	48,935	—	—	—
Total financial assets	$7,381,950	7,749,266	726,328	1,125,639	5,848,364

Financial liabilities:
Savings and checking accounts	$3,495,508	3,495,508	3,495,508	—	—
Time deposits	2,284,817	2,329,451	—	—	2,329,451
Borrowed funds	827,925	899,547	132,340	—	767,207
Junior subordinated debentures	103,094	116,725	—	—	116,725
Cash flow hedges - swaps	13,637	13,637	—	13,637	—
Accrued interest payable	1,104	1,104	1,104	—	—
Total financial liabilities	$6,726,085	6,855,972	3,628,952	13,637	3,213,383

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The following methods and assumptions were used in estimating the fair value of financial instruments at December 31, 2012 and 2011.  There were no transfers of financial instruments between Level 1 and Level 2 during the years ended December 31, 2012 and 2011.

The following table represents assets measured at fair value on a recurring basis as of December 31, 2012:

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$19,304	—	—	19,304

Debt securities:
U.S. government and agencies	—	40	—	40
Government sponsored enterprises	—	238,314	—	238,314
States and political subdivisions	—	134,208	—	134,208
Corporate	—	11,584	11,119	22,703
Total debt securities	—	384,146	11,119	395,265

Residential mortgage-backed securities:
GNMA	—	41,182	—	41,182
FNMA	—	106,863	—	106,863
FHLMC	—	52,559	—	52,559
Non-agency	—	695	—	695
Collateralized mortgage obligations:
GNMA	—	22,963	—	22,963
FNMA	—	189,364	—	189,364
FHLMC	—	228,631	—	228,631
SBA	—	15,775	—	15,775
Non-agency	—	6,473	—	6,473
Total mortgage-backed securities	—	664,505	—	664,505

Interest rate swaps	—	(12,932)	—	(12,932)

Total assets	$19,304	1,035,719	11,119	1,066,142

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2012 and 2011:

	December 31,
	2012		2011
	Equity	Debt	Equity	Debt
	securities	securities	securities	securities

Beginning balance January 1,	$—	9,657	—	9,209

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	—	—	—
Included in other comprehensive income	—	1,462	—	448

Purchases	—	—	—	—
Sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance December 31,	$—	11,119	—	9,657

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment, real estate owned, and mortgage servicing rights.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2012:

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans evaluated for impairment	$—	—	84,493	84,493
Real estate owned	—	—	26,165	26,165

Total assets	$—	—	110,658	110,658

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2011:

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans evaluated for impairment	$—	—	54,096	54,096
Real estate owned	—	—	26,887	26,887

Total assets	$—	—	80,983	80,983

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at December 31, 2012:

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)

Debt securities		Discounted cash	Discount margin	0.35% to 2.10% (0.67)%
		flow	Default rates	1.00%
	$11,119		Prepayment speeds	1.00% annually

Loans measured for impairment		Appraisal	Estimated costs to sell	10%
	84,493	value (1)

Real estate owned		Appraisal	Estimated costs to sell	10%
	26,165	value (1)

(1)    Fair value is generally determined through independent appraisals of the underlying collateral, which may include level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

(16)                          Regulatory Capital Requirements

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

Quantitative measures established by regulation to ensure capital adequacy require our banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2012 and 2011, our banking subsidiary exceeded all capital adequacy requirements to which they were subject.

As of December 13, 2012, the most recent notification from the FDIC categorized Northwest as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s categories.

The actual, required, and well capitalized levels as of December 31, 2012 and 2011 were as follows:

	At December 31, 2012
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,117,979	21.53%	—	—	—	—
Northwest Savings Bank	875,676	16.94%	413,424	8.00%	516,780	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,050,261	20.22%	—	—	—	—
Northwest Savings Bank	810,727	15.69%	206,712	4.00%	310,068	6.00%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,050,261	13.43%	—	—	—	—
Northwest Savings Bank	810,727	10.41%	311,473	4.00%	389,340	5.00%

	At December 31, 2011
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,155,490	23.14%	—	—	—	—
Northwest Savings Bank	982,156	19.78%	397,302	8.00%	496,627	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,092,787	21.88%	—	—	—	—
Northwest Savings Bank	919,807	18.52%	198,651	4.00%	297,976	6.00%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,092,787	13.98%	—	—	—	—
Northwest Savings Bank	919,807	11.81%	311,431	4.00%	389,288	5.00%

(1)                                 The Federal Reserve does not yet have formal capital requirements established for Savings and Loan holding companies.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

(17)                          Contingent Liabilities

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

(18)                          Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of December 31, 2012 we have accrued $2.2 million, this amount is based on our analysis of currently available information and is subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

Daly v. Northwest Savings Bank

On July 11, 2011, we were named as a defendant in an alleged class action lawsuit filed in the United States District Court for the Western District of Pennsylvania, captioned as Daly v. Northwest Savings Bank, No. 2:11-cv-00911-DSC. The Complaint challenges the credit disclosures provided to residential mortgage loan applicants and the policies related to the residential mortgage loan application process and the prequalification request process. The Complaint asserts statutory claims under the Fair Credit Reporting Act, 15 U.S.C. 1681g(g), and seeks statutory damages and attorneys’ fees. We have filed a motion for summary judgment and intend to continue to vigorously defend against the plaintiff’s claims. The plaintiff has filed a motion for class certification and we subsequently filed an opposition. Both motions are presently pending before the Court. At this stage of the lawsuit, it is not yet possible to estimate potential losses, if any. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of this proceeding will have a material adverse effect on our financial position, or cash flows; although, at the present time, we are not in a position to determine whether such proceeding will have a material adverse effect on our results of operations in any future quarterly reporting period.

Toth v. Northwest Savings Bank

On May 7, 2012, we were named as a defendant in an alleged class action lawsuit filed in the Court of Common Pleas of Allegheny County, Pennsylvania, captioned as Toth v. Northwest Savings Bank, No. GD-12-8014. The Complaint challenges the manner in which debit card transaction overdraft fees were charged and the policies related to the posting order of debit card transactions. The Complaint asserts various claims under state law and seeks compensatory damages and attorneys’ fees. We filed preliminary objections seeking dismissal of the case on June 29, 2012.  In response, the plaintiff filed an Amended Complaint on September 6, 2012.  On November 5, 2012, we filed preliminary objections to the Amended Complaint.  Plaintiff filed her opposition to our preliminary objections on December 6, 2012, and we filed our reply in support of the preliminary objections on January 3, 2013.  We intend to vigorously defend against the plaintiff’s claims and to oppose any effort to certify a class in this case. At this stage of the lawsuit, it is not yet possible to estimate potential losses, if any. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of this proceeding will have a material adverse effect on our financial position, or cash flows;

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

although, at the present time, we are not in a position to determine whether such proceeding will have a material adverse effect on our results of operations in any future quarterly reporting period.

American Equity Rentals One, LLC v. Northwest Savings Bank

On August 3, 2012, we were named as a defendant in a lawsuit filed in the Circuit Court for Baltimore County, Maryland, No. 03-C-12-00797807 by American Equity Rentals One, LLC, and others, obligors against whom we obtained confessed judgments, upon the borrowers’ default on several related credit facilities.  The obligor-plaintiffs allege tort claims against us and one of our loan officers arising out of the lending relationship.  We are vigorously defending the matter and have moved to dismiss the Plaintiffs’ claims in their entirety for failure to state claims upon which relief can be granted.  The Court has not yet ruled on the motion.

USDA v. Kathleen M. Schwab and Brian G. Schwab v. Northwest Savings Bank

On December 19, 2012, The Schwabs filed a Complaint against us in the Court of Common Pleas of Clarion County, Pennsylvania, No. 409-2012 to join us as an additional defendant alleging that if it is determined that the United States Department of Agriculture (“USDA”) is entitled to relief (the mortgages are reformed and corrected by the Court so as to add Brian G. Schwab’s name to the mortgages), then we are solely liable to the USDA or we are jointly liable with the Schwabs, or liable over the Schwabs, with regard to the mortgages held by the USDA.  On February 1, 2013, we filed Preliminary Objections to the Complaint joining us on the grounds that the USDA’s lawsuit does not involve any claim for money.  We anticipate that a decision on our Preliminary Objections should be issued within the next two months.

Northwest Savings Bank v. Albert S. Marshal and Boca Rio Townhome Association, Inc.

On July 8, 2011, we initiated a mortgage foreclosure lawsuit filed in the Court of Common Pleas, Dauphin County, Pennsylvania, captioned as Northwest Savings Bank v. Albert S. Marshal and Boca Rio Townhome Association, Inc. (“Boca Rio”), No. 2011 CV 6719 MF.  The Complaint seeks to foreclose on two mortgages with respect to the real property located at 920 West Areba Avenue, Hershey, Dauphin County, Pennsylvania  17033 (the “Property”).  Defendant Marshal was the mortgagor of the two mortgages, and Boca Rio is the party to whom the Property was transferred without the mortgages having been paid in full.  In response, on August 8, 2011, Defendant Boca Rio filed its Answer with New Matter and Counterclaim.  In the Counterclaim, Defendant Boca Rio alleges that we violated the Mortgage Satisfaction Act, 21 P.S. §721-1 et. seq., because we did not satisfy the mortgages that Defendant Boca Rio alleges they paid in full.  On August 29, 2011, we filed Preliminary Objections to Defendant Boca Rio’s Counterclaim, seeking dismissal of the Counterclaim because Defendant Boca Rio was not a mortgagor under the Mortgage Satisfaction Act and therefore, did not have standing to bring a claim.  On September 15, 2011, Defendant Boca Rio filed an Answer with New Matter and Amended Counterclaim.  On September 30, 2011, we filed Preliminary Objections to Defendant Boca Rio’s Amended Counterclaim.  On October 11, 2011, Defendant Boca Rio filed its Answer to our Preliminary Objections.  The Court denied our Preliminary Objections on March 6, 2012.  Once discovery is complete, we intend to file a motion for summary judgment, seeking dismissal of the Counterclaim and intend to continue to vigorously defend against Defendant Boca Rio’s claims asserted in the Counterclaim as well as continue to prosecute the mortgage foreclosure action.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

(19)                      Components of Accumulated Other Comprehensive Income

The following table sets forth the components of accumulated other comprehensive income as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Unrealized gain on marketable securities available-for-sale	$15,853	14,046
Fair value of interest rate swaps	(8,405)	(8,864)
Defined benefit pension plans	(18,936)	(28,408)
Accumulated other comprehensive income	$(11,488)	(23,226)

(20)                      Parent Company Only Financial Statements - Condensed

Statements of Financial Condition

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$227,327	156,860
Marketable securities available-for-sale	17,907	11,540
Investment in bank subsidiary	997,084	1,093,605
Other assets	4,474	9,821
Total assets	$1,246,792	1,271,826

Liabilities and Shareholders’ Equity
Liabilities:
Debentures payable	$103,094	103,094
Other liabilities	15,229	13,828
Total liabilities	118,323	116,922
Shareholders’ equity	1,128,469	1,154,904
Total liabilities and shareholders’ equity	$1,246,792	1,271,826

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

Statements of Income

	Years ended December 31,
	2012	2011	2010
Income:
Interest income	$1,442	1,717	3,068
Other income	773	515	362
Dividends from bank subsidiary	175,000	122,585	—
Undistributed earnings from equity investment in bank subsidiary	(108,400)	(55,552)	59,421
Total income	68,815	69,265	62,851
Expense:
Compensation and benefits	955	649	452
Other expense	305	368	201
Interest expense	5,717	5,699	5,699
Total expense	6,977	6,716	6,352
Income before income taxes	61,838	62,549	56,499
Federal and state income taxes	(1,722)	(1,602)	(1,024)
Net income	$63,560	64,151	57,523

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

Statements of Cash Flows

	Years ended December 31,
	2012	2011	2010
Operating activities:
Net income	$63,560	64,151	57,523
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary	(66,600)	(67,033)	(59,421)
Noncash stock benefit plan compensation expense	4,623	6,725	2,237
Noncash charitable contribution	—	—	—
Net change in other assets and liabilities	467	(5,692)	(11,318)
Net cash provided by/ (used in) operating activities	2,050	(1,849)	(10,979)
Investing activities:
Purchase of marketable securities	(940)	(11,439)	—
Net cash used in investing activities	(940)	(11,439)	—
Financing activities:
Cash dividends paid	(56,862)	(43,642)	(43,276)
Cash dividends from subsidiary	175,000	122,585	—
Share repurchases	(52,028)	(172,690)	(6,428)
Purchase of ESOP shares	—	—	(17,200)
Repayment of loan to ESOP	1,116	1,081	2,084
Proceeds from options exercised	2,131	2,030	1,599
Net cash provided by/ (used in) financing activities	69,357	(90,636)	(63,221)
Net increase/ (decrease) in cash and cash equivalents	$70,467	(103,924)	(74,200)
Cash and cash equivalents at beginning of year	156,860	260,784	334,984
Net increase/ (decrease) in cash and cash equivalents	70,467	(103,924)	(74,200)
Cash and cash equivalents at end of year	$227,327	156,860	260,784

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

At or for the year ended December 31, 2012	Community Banking	Consumer Finance	All Other (1)	Consolidated
External interest income	$315,651	22,348	1,176	339,175
Intersegment interest income	2,965	—	(2,965)	—
Interest expense	69,976	2,965	2,258	75,199
Provision for loan losses	22,944	3,394	—	26,338
Noninterest income	55,547	2,132	88	57,767
Noninterest expense	191,994	12,678	805	205,477
Income tax expense (benefit)	25,847	2,243	(1,722)	26,368
Net income	$63,402	3,200	(3,042)	63,560
Total assets	$7,786,529	117,094	38,977	7,942,600

At or for the year ended December 31, 2011	Community Banking	Consumer Finance	All Other (1)	Consolidated
External interest income	$337,221	21,799	1,050	360,070
Intersegment interest income	3,058	—	(3,058)	—
Interest expense	87,850	3,058	1,893	92,801
Provision for loan losses	31,050	3,120	—	34,170
Noninterest income	55,570	2,513	53	58,136
Noninterest expense	187,262	12,331	634	200,227
Income tax expense (benefit)	26,052	2,407	(1,602)	26,857
Net income	$63,635	3,396	(2,880)	64,151
Total assets	$7,802,327	117,068	38,310	7,957,705

At or for the year ended December 31, 2010	Community Banking	Consumer Finance	All Other (1)	Consolidated
External interest income	$348,498	21,137	933	370,568
Intersegment interest income	3,202	—	(3,202)	—
Interest expense	109,313	3,202	412	112,927
Provision for loan losses	36,750	3,736	—	40,486
Noninterest income	58,262	2,083	53	60,398
Noninterest expense	184,079	12,134	295	196,508
Income tax expense (benefit)	22,824	1,722	(1,024)	23,522
Net income	$56,996	2,426	(1,899)	57,523
Total assets	$8,008,297	117,687	22,171	8,148,155

(1)         Eliminations consist of intercompany interest income and interest expense.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

(22)                          Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Deferrable Interest Debentures (Trust-Preferred Securities) and Interest Rate Swap Agreements

We have two statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, and Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust (the Trusts).  These trusts exist solely to issue preferred securities to third parties for cash, issue common securities to the Company in exchange for capitalization of the Trusts, invest the proceeds from the sale of trust securities in an equivalent amount of debentures of the Company, and engage in other activities that are incidental to those previously listed.  The aforementioned trusts are not consolidated.  Northwest Bancorp Capital Trust III issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 5, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 30, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%. Northwest Bancorp Statutory Trust IV issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 15, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 15, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%.  As the shareholders of the trust preferred securities are the primary beneficiaries of these trusts, the Trusts are not consolidated in our financial statements.

The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities.  Northwest Bancorp Capital Trust III holds $51,547,000 of the Company’s junior subordinated debentures due December 30, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2012 was 1.69%. Northwest Bancorp Statutory Trust IV holds $51,547,000 of the Company’s junior subordinated debentures due December 15, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2012 was 1.69%.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

At December 31, 2012, the fair value of the swap agreements was $(12.9) million and was the amount we would have expected to pay if the contracts were terminated. At December 31, 2012, there was no material hedge ineffectiveness for any of the swaps discussed above.

	December 31,
	2012	2011
Liability Derivatives (Included in Other Liabilities)
Cash flow hedges — swaps:
Fair value	$12,932	13,637
Notional amount	100,000	100,000
Collateral posted	13,505	13,855

The following table sets forth a summary of guaranteed capital debt securities and junior subordinated deferrable interest debentures held by the trusts as of December 31, 2012 and 2011:

	Capital Debt	December 31,
	Securities	2012	2011
Northwest Bancorp Capital Trust III	$50,000	51,547	51,547
Northwest Bancorp Statutory Trust IV	50,000	51,547	51,547
Total	$100,000	103,094	103,094

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(All dollar amounts presented in tables are in thousands, except as indicated)

(23)                          Selected Quarterly Financial Data — Unaudited

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2012:
Interest income	$86,249	85,057	84,214	83,655
Interest expense	20,843	19,096	18,220	17,040
Net interest income	65,406	65,961	65,994	66,615
Provision for loan losses	6,287	4,963	6,915	8,173
Noninterest income	13,640	14,837	14,935	14,355
Noninterest expenses	51,276	51,966	51,803	50,432
Income before income taxes	21,483	23,869	22,211	22,365
Income tax expense	6,302	7,508	6,518	6,040
Net income	$15,181	16,361	15,693	16,325
Basic earnings per share	$0.16	0.17	0.17	0.18
Diluted earnings per share	$0.16	0.17	0.17	0.18

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2011:
Interest income	$91,092	90,141	90,031	88,806
Interest expense	24,052	23,462	23,019	22,268
Net interest income	67,040	66,679	67,012	66,538
Provision for loan losses	7,244	8,367	8,057	10,502
Noninterest income	14,326	15,262	14,510	14,038
Noninterest expenses	49,378	52,490	49,923	48,436
Income before income taxes	24,744	21,084	23,542	21,638
Income tax expense	7,491	6,081	6,822	6,463
Net income	$17,253	15,003	16,720	15,175
Basic earnings per share	$0.16	0.15	0.17	0.16
Diluted earnings per share	$0.16	0.15	0.17	0.16

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2010:
Interest income	$91,138	92,404	94,009	93,017
Interest expense	31,104	28,677	27,359	25,787
Net interest income	60,034	63,727	66,650	67,230
Provision for loan losses	8,801	7,896	9,871	13,918
Noninterest income	15,857	15,545	13,828	15,168
Noninterest expenses	48,604	48,157	49,048	50,699
Income before income taxes	18,486	23,219	21,559	17,781
Income tax expense	5,333	7,078	6,068	5,043
Net income	$13,153	16,141	15,491	12,738
Basic earnings per share	$0.12	0.15	0.14	0.12
Diluted earnings per share	$0.12	0.15	0.14	0.12

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.                                       CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

There were no changes made in our internal controls during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Management’s Report On Internal Control Over Financial Reporting - filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 9B.                                       OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) is incorporated herein by reference.

ITEM 11.                                         EXECUTIVE COMPENSATION

The “Proposal I—Election of Directors” section of the Company’s 2013 Proxy Statement is incorporated herein by reference.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I—Election of Directors” section of the Company’s 2013 Proxy Statement is incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders.

Set forth below is certain information as of December 31, 2012 regarding equity compensation plans that have been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price (1)	Number of securities remaining available for issuance under plan
2000 Stock Option Plan	564,797	$9.94	—
2004 Stock Option Plan	1,393,609	10.71	—
2008 Stock Option Plan	3,733,545	11.25	—
Northwest Bancshares, Inc.
2011 Equity Incentive Plan	1,352,802	12.10	5,631,152
Total	7,044,753	$11.22	5,631,152

(1)                                 Reflects exercise price of options only.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” section of the Company’s 2013 Proxy Statement is incorporated  herein by reference.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2013 Proxy Statement is incorporated herein by reference.

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

(A)                               Management’s Report on Internal Control Over Financial Reporting

(B)                               Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)                               Report of Independent Registered Public Accounting Firm

(D)                               Consolidated Statements of Financial Condition - at December 31, 2012 and 2011

(E)                                Consolidated Statements of Income — Years ended December 31, 2012, 2011 and 2010

(F)                                 Consolidated Statements of Comprehensive Income — Years ended December 31, 2012, 2011 and 2010

(G)                               Consolidated Statements of Changes in Shareholders’ Equity — Years ended December 31, 2012, 2011 and 2010

(H)                              Consolidated Statements of Cash Flows — Years ended December 31, 2012, 2011 and 2010

(I)                                   Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3	Articles of Incorporation and Bylaws	**

4	Instruments defining the rights of security holders, including indentures	**

9	Voting trust agreement	None

10.1	Amendment and Restatement of Deferred Compensation Plan for Outside Directors Of Northwest Savings Bank and Eligible Affiliates	***

10.2	Retirement Plan for Outside Directors of Northwest Savings Bank and Eligible Affiliates	***

10.3	Amended and Restated Northwest Savings Bank Nonqualified Supplemental Retirement Plan	***

10.4	Employee Stock Ownership Plan	*

10.5	Northwest Bancorp, Inc. 2004 Stock Option Plan	****

10.6	Northwest Bancorp, Inc. 2004 Recognition and Retention Plan	****

10.7	Management Bonus Plan	*********

10.8	Northwest Bancorp, Inc. 2008 Stock Option Plan	*****

10.9	Amended and Restated Northwest Savings Bank and Affiliates Upper Managers Bonus Deferred Compensation Plan	***

10.10	Employment Agreement for William J. Wagner	******

10.11	Employment Agreement for William W. Harvey, Jr.	******

10.12	Employment Agreement for Steven G. Fisher	******

10.13	Employment Agreement for Gregory C. LaRocca	******

10.15	Employment Agreement for Timothy A. Huber	*******

10.16	Northwest Bancshares, Inc. 2011 Equity Incentive Plan	********

11	Statement re: computation of per share earnings	None

12	Statement re: computation of ratios	Not required

16	Letter re: change in certifying accountant	None

18	Letter re: change in accounting principles	None

21	Subsidiaries of Registrant	***

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of experts and counsel	23

24	Power of Attorney	Not Required

28	Information from reports furnished to State insurance regulatory authorities	None

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

101	Interactive Data File (XBRL)	101

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

******                         Incorporated by reference to the Periodic Report on Form 8-K (File No. 000-23817), filed with the SEC on September 19, 2007.

*******                  Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on March 16, 2010.

********           Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on March 21, 2011.

*********    Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on February 29, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCSHARES, INC.

Date: March 1, 2013	By:	/s/ William J. Wagner
William J. Wagner, Chairman, President and
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 1, 2013	By:	/s/ William J. Wagner
William J. Wagner, Chairman, President, and Chief
Executive Officer and Director

Date: March 1, 2013	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr., Executive Vice President, Finance,
and Chief Financial Officer (Principal Financial Officer)

Date: March 1, 2013	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert, Senior Vice President, and
Controller (Principal Accounting Officer)

Date: March 1, 2013	By:	/s/ John M. Bauer
John M. Bauer, Director

Date: March 1, 2013	By:	/s/ Richard L. Carr
Richard L. Carr, Director

Date: March 1, 2013	By:	/s/ Deborah J. Chadsey
Deborah J. Chadsey, Director

Date: March 1, 2013	By:	/s/ A. Paul King
A. Paul King, Director

Date: March 1, 2013	By:	/s/ Joseph F. Long
Joseph F. Long, Director

Date: March 1, 2013	By:	/s/ John P. Meegan
John P. Meegan, Director

Date: March 1, 2013	By:	/s/ Richard E. McDowell
Richard E. McDowell, Director

Date: March 1, 2013	By:	/s/ Sonia M. Probst
Sonia M. Probst, Director

Date: March 1, 2013	By:	/s/ Philip M. Tredway
Philip M. Tredway, Director