Form 10-Q
period 2013-03-31
Northwest Bancshares, Inc.
filed 2013-05-10
CIK 1471265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

Common Stock ($0.01 par value) 93,735,174 shares outstanding as of April 30, 2013

NORTHWEST BANCSHARES, INC.

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2013	2012
Assets
Cash and due from banks	$71,607	88,277
Interest-earning deposits in other financial institutions	512,949	362,794
Federal funds sold and other short-term investments	634	633
Marketable securities available-for-sale (amortized cost of $1,085,155 and $1,053,122)	1,112,104	1,079,074
Marketable securities held-to-maturity (fair value of $149,105 and $161,969)	143,253	155,081
Total cash and investments	1,840,547	1,685,859

Personal Banking:
Loans held for sale	3,823	15,441
Residental mortgage loans	2,370,561	2,400,208
Home equity loans	1,052,485	1,076,637
Other consumer loans	218,464	235,367
Total Personal Banking	3,645,333	3,727,653
Business Banking:
Commercial real estate loans	1,572,948	1,585,833
Commercial loans	392,004	388,994
Total Business Banking	1,964,952	1,974,827
Total loans	5,610,285	5,702,480
Allowance for loan losses	(72,009)	(73,219)
Total loans, net	5,538,276	5,629,261

Federal Home Loan Bank stock, at cost	47,332	46,834
Accrued interest receivable	23,963	23,313
Real estate owned, net	24,035	26,165
Premises and equipment, net	138,950	138,824
Bank owned life insurance	138,123	137,044
Goodwill	174,463	174,461
Other intangible assets	3,181	3,529
Other assets	65,620	77,310
Total assets	$7,994,490	7,942,600

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$787,308	755,429
Interest-bearing demand deposits	864,168	851,771
Savings deposits	2,327,623	2,271,311
Time deposits	1,821,052	1,886,089
Total deposits	5,800,151	5,764,600

Borrowed funds	859,860	860,047
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	103,094	103,094
Advances by borrowers for taxes and insurance	27,160	23,325
Accrued interest payable	1,180	888
Other liabilities	55,465	62,177
Total liabilities	6,846,910	6,814,131

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 93,802,335 and 93,652,960 shares issued, respectively	938	937
Paid-in capital	615,160	613,249
Retained earnings	565,594	550,296
Unallocated common stock of Employee Stock Ownership Plan	(24,137)	(24,525)
Accumulated other comprehensive loss	(9,975)	(11,488)
Total shareholders’ equity	1,147,580	1,128,469
Total liabilities and shareholders’ equity	$7,994,490	7,942,600

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three months ended
	March 31,
	2013	2012
Interest income:
Loans receivable	$73,474	78,159
Mortgage-backed securities	3,441	4,691
Taxable investment securities	905	573
Tax-free investment securities	2,063	2,446
Interest-earning deposits	251	380
Total interest income	80,134	86,249

Interest expense:
Deposits	7,814	12,944
Borrowed funds	7,831	7,899
Total interest expense	15,645	20,843

Net interest income	64,489	65,406
Provision for loan losses	7,158	6,287
Net interest income after provision for loan losses	57,331	59,119

Noninterest income:
Impairment losses on securities	—	(545)
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	—	307
Net impairment losses	—	(238)
Gain on sale of investments, net	101	44
Service charges and fees	8,190	8,425
Trust and other financial services income	2,204	2,116
Insurance commission income	2,295	1,718
Loss on real estate owned, net	(130)	(1,070)
Income from bank owned life insurance	1,085	1,117
Mortgage banking income	956	531
Other operating income	1,176	997
Total noninterest income	15,877	13,640

Noninterest expense:
Compensation and employee benefits	27,930	27,838
Premises and occupancy costs	6,153	5,748
Office operations	3,268	3,324
Processing expenses	5,853	6,142
Marketing expenses	1,900	2,036
Federal deposit insurance premiums	1,438	1,620
Professional services	1,693	1,697
Amortization of intangible assets	348	295
Real estate owned expense	599	740
Other expenses	2,289	1,836
Total noninterest expense	51,471	51,276

Income before income taxes	21,737	21,483

Federal and state income taxes	6,439	6,302

Net income	$15,298	15,181

Basic earnings per share	$0.17	0.16

Diluted earnings per share	$0.17	0.16

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Three months ended
	March 31,
	2013	2012
Net Income	$15,298	15,181
Other comprehensive income net of tax:
Net unrealized holding gains on marketable securities:
Unrealized holding gains net of tax of $(436) and $(870), respectively	670	1,361
Other-than-temporary impairment on securities included in net income, net of tax of $0 and $(93), respectively	—	145
Reclassification adjustment for gains included in net income, net of tax of $43 and $31, respectively	(66)	(49)
Net unrealized holding gains on marketable securities	604	1,457

Change in fair value of interest rate swaps, net of tax of $(367) and $(297), respectively	680	551

Defined benefit plan:
Reclassification adjustment for prior period service costs included in net income, net of tax of $(123) and $(231), respectively	229	431

Other comprehensive income	1,513	2,439

Total comprehensive income	$16,811	17,620

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, except per share data)

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
Three months ended March 31, 2012	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2011	97,493,046	$975	659,523	543,598	(23,226)	(25,966)	1,154,904

Comprehensive income:
Net income	—	—	—	15,181	—	—	15,181
Other comprehensive income, net of tax of $(1,461)	—	—	—	—	2,439	—	2,439
Total comprehensive income	—	—	—	15,181	2,439	—	17,620

Exercise of stock options	100,350	1	785	—	—	—	786

Stock compensation expense	—	—	625	—	—	398	1,023

Dividends paid ($0.12 per share)	—	—	—	(11,427)	—	—	(11,427)

Ending balance at March 31, 2012	97,593,396	$976	660,933	547,352	(20,787)	(25,568)	1,162,906

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
Three months ended March 31, 2013	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2012	93,652,960	$937	613,249	550,296	(11,488)	(24,525)	1,128,469

Comprehensive income:
Net income	—	—	—	15,298	—	—	15,298
Other comprehensive income, net of tax of $(883)	—	—	—	—	1,513	—	1,513
Total comprehensive income	—	—	—	15,298	1,513	—	16,811

Exercise of stock options	149,375	1	1,217	—	—	—	1,218

Stock compensation expense	—	—	694	—	—	388	1,082

Dividends paid	—	—	—	—	—	—	—

Ending balance at March 31, 2013	93,802,335	$938	615,160	565,594	(9,975)	(24,137)	1,147,580

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended
	March 31,
	2013	2012
OPERATING ACTIVITIES:
Net Income	$15,298	15,181
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,158	6,287
Net (gain)/ loss on sale of assets	(727)	628
Net depreciation, amortization and accretion	3,056	2,467
Decrease in other assets	8,754	10,432
(Decrease)/ increase in other liabilities	(5,022)	2,547
Net amortization/ (accretion) on marketable securities	57	(54)
Noncash impairment losses on investment securities	—	238
Noncash write-down of real estate owned	446	536
Origination of loans held for sale	(32,883)	(50,110)
Proceeds from sale of loans held for sale	45,010	36,982
Noncash compensation expense related to stock benefit plans	1,082	1,023
Net cash provided by operating activities	42,229	26,157

INVESTING ACTIVITIES:
Purchase of marketable securities available-for-sale	(108,326)	(77,491)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	11,856	14,401
Proceeds from maturities and principal reductions of marketable securities available-for-sale	76,309	68,558
Loan originations	(407,122)	(480,303)
Proceeds from loan maturities and principal reductions	477,091	427,002
(Purchase of)/ proceeds from sale of Federal Home Loan Bank stock	(498)	1,845
Proceeds from sale of real estate owned	4,700	3,263
Sale of real estate owned for investment, net	114	114
Purchase of premises and equipment	(3,284)	(4,346)
Net cash provided by/ (used in) investing activities	50,840	(46,957)

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)

(in thousands)

	Three months ended
	March 31,
	2013	2012
FINANCING ACTIVITIES:
Increase in deposits, net	$35,551	89,436
Proceeds from long-term borrowings	20,000	—
Repayments of long-term borrowings	(17)	(17)
Net (decrease)/ increase in short-term borrowings	(20,170)	8,502
Increase in advances by borrowers for taxes and insurance	3,835	4,112
Cash dividends paid	—	(11,427)
Proceeds from stock options exercised	1,218	786
Net cash provided by financing activities	40,417	91,392

Net increase in cash and cash equivalents	$133,486	70,592

Cash and cash equivalents at beginning of period	$451,704	688,297
Net increase in cash and cash equivalents	133,486	70,592
Cash and cash equivalents at end of period	$585,190	758,889

Cash and cash equivalents:
Cash and due from banks	$71,607	85,050
Interest-earning deposits in other financial institutions	512,949	672,887
Federal funds sold and other short-term investments	634	952
Total cash and cash equivalents	$585,190	758,889

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $7,031 and $11,065, respectively)	$15,353	20,828
Income taxes	$3,587	955

Non-cash activities:
Loan foreclosures and repossessions	$2,985	6,557
Sale of real estate owned financed by the Company	$269	100

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

(1)                                 Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company”) or (“NWBI”), a Maryland corporation  headquartered in Warren, Pennsylvania, is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  The Company was incorporated to be the successor to Northwest Bancorp, Inc. upon the completion of the mutual-to-stock conversion of Northwest Bancorp, MHC in December 2009.  The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”).  Northwest is regulated by the FDIC and the Pennsylvania Department of Banking.  At March 31, 2013, Northwest operated 166 community-banking offices throughout Pennsylvania, western New York, eastern Ohio and Maryland.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Settlement Agency, LLC, Northwest Consumer Discount Company, Northwest Financial Services, Inc., Northwest Advisors, Inc., Northwest Capital Group, Inc., Boetger & Associates, Inc., Allegheny Services, Inc., Great Northwest Corporation, Veracity Benefit Designs, Inc. and The Bert Company.  The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required for complete annual financial statements.  In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included.  The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 updated, as required, for any new pronouncements or changes.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other period.

Stock-Based Compensation

Stock-based compensation expense of $1.1 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively, was recognized in compensation expense relating to our stock benefit plans.  At March 31, 2013 there was compensation expense of $5.3 million to be recognized for awarded but unvested stock options and $13.7 million for unvested common share awards.

Income Taxes- Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of March 31, 2013 we had no liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in federal and state income taxes and (2) refund claims in other operating income.  We recognize penalties (if any) in federal and state income taxes.  There is no amount accrued for the payment of interest or penalties at March 31, 2013.  We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2011, 2010 and 2009.

Recent Accounting Pronouncements

In February 2013, FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present significant amounts reclassified out of other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required to be reclassified in their entirety to net income, entities are required to provide additional detail about these amounts.  This guidance is effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of this standard did not have a material impact on our Consolidated Financial Statements.  See Note 13.

(2)                                 Business Segments

We operate in two reportable business segments: Community Banking and Consumer Finance.  The Community Banking segment provides services traditionally offered by full-service community banks, including business and personal deposit accounts and business and personal loans, as well as insurance, brokerage and investment management and trust services.  The Consumer Finance segment, which is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest, operates 52 offices in Pennsylvania and offers personal installment loans for a variety of consumer and real estate products.  This activity is funded primarily through an intercompany borrowing relationship with Allegheny Services, Inc., a subsidiary of Northwest.  Net income is the primary measure used by management to measure segment performance.  The following tables provide financial information for these reportable segments.  The “All Other” column represents the parent company and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.

At or for the quarter ended:

	Community	Consumer
March 31, 2013 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$74,595	5,201	338	80,134
Intersegment interest income	700	—	(700)	—
Interest expense	14,394	700	551	15,645
Provision for loan losses	6,306	852	—	7,158
Noninterest income	15,523	319	35	15,877
Noninterest expense	48,112	3,144	215	51,471
Income tax expense (benefit)	6,511	342	(414)	6,439
Net income	15,495	482	(679)	15,298
Total assets	$7,841,301	110,775	42,414	7,994,490

	Community	Consumer
March 31, 2012 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$80,405	5,531	313	86,249
Intersegment interest income	748	—	(748)	—
Interest expense	19,540	748	555	20,843
Provision for loan losses	5,500	787	—	6,287
Noninterest income	13,082	511	47	13,640
Noninterest expense	47,878	3,196	202	51,276
Income tax expense (benefit)	6,221	504	(423)	6,302
Net income	15,096	807	(722)	15,181
Total assets	$7,917,340	113,271	38,397	8,069,008

(1)   Eliminations consist of intercompany loans, interest income and interest expense.

(3)                                 Investment securities and impairment of investment securities

The following table shows the portfolio of investment securities available-for-sale at March 31, 2013 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$38	—	—	38

Debt issued by government sponsored enterprises:
Due in one year or less	1,999	4	—	2,003
Due in one year - five years	143,055	376	(117)	143,314
Due in five years - ten years	111,204	103	(171)	111,136

Equity securities	15,263	10,235	—	25,498

Municipal securities:
Due in one year - five years	10,123	215	—	10,338
Due in five years - ten years	17,100	544	—	17,644
Due after ten years	95,060	4,455	—	99,515

Corporate debt issues:
Due after ten years	22,455	481	(2,379)	20,557

Residential mortgage-backed securities:
Fixed rate pass-through	92,590	5,359	(45)	97,904
Variable rate pass-through	96,929	4,892	(6)	101,815
Fixed rate non-agency CMOs	5,096	378	—	5,474
Fixed rate agency CMOs	275,899	2,985	(1,133)	277,751
Variable rate non-agency CMOs	805	—	(27)	778
Variable rate agency CMOs	197,539	1,079	(279)	198,339
Total residential mortgage-backed securities	668,858	14,693	(1,490)	682,061

Total marketable securities available-for-sale	$1,085,155	31,106	(4,157)	1,112,104

The following table shows the portfolio of investment securities available-for-sale at December 31, 2012 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$40	—	—	40

Debt issued by government sponsored enterprises:
Due in one year or less	1,999	5	—	2,004
Due in one year - five years	140,352	183	(22)	140,513
Due in five years - ten years	95,602	460	(265)	95,797

Equity securities	13,301	6,025	(22)	19,304

Municipal securities:
Due in one year - five years	9,629	233	—	9,862
Due in five years - ten years	17,355	668	—	18,023
Due after ten years	100,644	5,679	—	106,323

Corporate debt issues:
Due after ten years	24,911	483	(2,691)	22,703

Residential mortgage-backed securities:
Fixed rate pass-through	85,134	6,266	—	91,400
Variable rate pass-through	104,591	5,314	(6)	109,899
Fixed rate non-agency CMOs	5,700	156	(236)	5,620
Fixed rate agency CMOs	227,608	3,462	(744)	230,326
Variable rate non-agency CMOs	873	—	(20)	853
Variable rate agency CMOs	225,383	1,345	(321)	226,407
Total residential mortgage-backed securities	649,289	16,543	(1,327)	664,505

Total marketable securities available-for-sale	$1,053,122	30,279	(4,327)	1,079,074

The following table shows the portfolio of investment securities held-to-maturity at March 31, 2013 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value

Municipal securities:
Due in Five years - ten years	$4,715	224	—	4,939
Due after ten years	64,573	2,796	—	67,369

Residential mortgage-backed securities:
Fixed rate pass-through	14,430	814	—	15,244
Variable rate pass-through	6,144	128	—	6,272
Fixed rate agency CMOs	49,205	1,840	—	51,045
Variable rate agency CMOs	4,186	50	—	4,236
Total residential mortgage-backed securities	73,965	2,832	—	76,797

Total marketable securities held-to-maturity	$143,253	5,852	—	149,105

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2012 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value

Municipal securities:
Due in five years - ten years	$3,679	160	—	3,839
Due after ten years	65,596	3,743	—	69,339

Residential mortgage-backed securities:
Fixed rate pass-through	16,369	912	—	17,281
Variable rate pass-through	6,548	—	(14)	6,534
Fixed rate agency CMOs	56,713	2,006	—	58,719
Variable rate agency CMOs	6,176	81	—	6,257
Total residential mortgage-backed securities	85,806	2,999	(14)	88,791
Total marketable securities held-to-maturity	$155,081	6,902	(14)	161,969

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

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2013 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$110,396	(288)	—	—	110,396	(288)
Corporate issues	850	(40)	12,083	(2,339)	12,933	(2,379)
Residential mortgage- backed securities - non-agency	—	—	778	(27)	778	(27)
Residential mortgage- backed securities - agency	196,799	(1,336)	23,618	(127)	220,417	(1,463)

Total temporarily impaired securities	$308,045	(1,664)	36,479	(2,493)	344,524	(4,157)

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2012 (in thousands):

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

Corporate issues

As of March 31, 2013, we had six investments with a total amortized cost of $14.4 million and total fair value of $12.1 million, where the amortized cost exceeded the carrying value for more than 12 months.  These investments were three single issuer trust preferred investments and three pooled trust preferred investments.  The single issuer trust preferred investments were evaluated for other-than-temporary impairment by determining the strength of the underlying issuer.  In all cases, the underlying issuer was “well-capitalized” for regulatory purposes. None of the issuers have deferred interest payments or announced the intention to defer interest payments.  We believe the decline in fair value is related to the spread over three month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR is significantly lower than current market spreads on similar investments.  We concluded the impairment of these three investments was considered noncredit related.  In making that determination, we also considered the duration and the severity of the losses and whether we intend to hold these securities until the value is recovered, the securities are redeemed or maturity.  The pooled trust preferred investments were evaluated for other-than-temporary impairment by considering the duration and severity of the losses, actual cash flows, projected cash flows, performing collateral, the class of investment owned and the amount of additional defaults the structure could withstand prior to the investment experiencing a disruption in cash flows.  None of these investments experienced a cash flow disruption or are projecting a cash flow disruption.  We concluded, based on all facts evaluated, the impairment of these three investments was noncredit related.  Management asserts that we do not have the intent to sell these investments and that it is more likely than not, we will not have to sell the investments before recovery of their cost basis.

The following table provides class, amortized cost, fair value and ratings information for our portfolio of corporate securities that have an unrealized loss at March 31, 2013 (in thousands):

		Total
		Amortized	Fair	Unrealized	Moody’s/ Fitch
Description	Class	cost	value	losses	ratings
Bank Boston Capital Trust (1)	N/A	$989	771	(218)	Ba2/ BB
Huntington Capital Trust	N/A	1,428	1,082	(346)	Baa3/ BB
Commercebank Capital Trust	N/A	890	850	(40)	Not rated
Ocean Shore Capital Trust	N/A	867	800	(67)	Not rated
I-PreTSL I	Mezzanine	1,500	590	(910)	Not rated/ CCC
I-PreTSL II	Mezzanine	1,500	766	(734)	Not rated/ B
PreTSL XIX	Senior A-1	8,138	8,074	(64)	Baa2/ BBB
		$15,312	12,933	(2,379)

(1) — Bank Boston was acquired by Bank of America.

The following table provides collateral information on the pooled trust preferred securities included in the previous table at March 31, 2013 (in thousands):

				Additional
				immediate
				defaults before
		Current		causing an
	Total	deferrals	Performing	interest
Description	collateral	and defaults	collateral	shortfall
I-PreTSL I	$188,500	32,500	156,000	99,981
I-PreTSL II	325,500	24,500	301,000	301,000
PreTSL XIX	624,881	137,001	487,880	181,000

Mortgage-backed securities

Mortgage-backed securities include agency (FNMA, FHLMC, GNMA and SBA) mortgage-backed securities and non-agency collateralized mortgage obligations (“CMOs”).  We review our portfolio of mortgage-backed securities quarterly for impairment.  As of March 31, 2013, we believe the impairment within our portfolio of agency mortgage-backed securities is noncredit related.  As of March 31, 2013, we had seven non-agency CMOs with a total amortized cost of $5.9 million and a total fair value of $6.3 million. Included in this total was one non-agency CMO with an amortized cost of $805,000 and a fair value of $778,000, where the amortized cost exceeded the fair value for more than 12 months.  During the quarter ended March 31, 2013, we did not recognize other-than-temporary credit related impairment on this security.  We determined the impairment was noncredit related by analyzing cash flow estimates, estimated prepayment speeds, loss severity and conditional default rates.  We considered the discounted cash flow analysis as our primary evidence when we determined the impairment on this security was noncredit related.

The following table shows issuer specific information, amortized cost, fair value, unrealized gain or loss and other-than-temporary impairment recorded in earnings for the portfolio of non-agency CMOs at March 31, 2013 (in thousands):

					Total
				Impairment	impairment
				recorded in	recorded in
	Amortized	Fair	Unrealized	current period	prior period
Description	cost	value	gain/ (loss)	earnings	earnings
AMAC 2003-6 2A2	$177	182	5	—	—
AMAC 2003-6 2A8	366	376	10	—	—
BOAMS 2005-11 1A8	346	487	141	—	(146)
CWALT 2005-J14 A3	3,581	3,796	215	—	(1,007)
CFSB 2003-17 2A2	352	357	5	—	—
WAMU 2003-S2 A4	274	276	2	—	—
WFMBS 2003-B A2	805	778	(27)	—	—
	$5,901	6,252	351	—	(1,153)

Municipal Securities

We review our portfolio of municipal securities quarterly for impairment.  We initially evaluate municipal securities for other-than-temporary impairment by comparing the fair value, provided to us by a third party pricing source using quoted prices for similar assets that are actively traded, to the carrying value.  When an investment’s fair value is below 80% of the amortized cost we then assess the stated interest rate and compare the stated interest rate to current market interest rates to determine if the decline in fair value is considered to be attributable to interest rates.  If the stated interest rate approximates current interest rates for similar securities, we determine if the investment is rated and if so, if the rating has changed in the current period.  If the rating has not changed during the current period, we review publicly available information to determine if there has been any negative change in the underlying municipality.  As of March 31, 2013, none of the investments in our municipal securities portfolio had an amortized cost that exceeded the fair value for more than twelve months.

Credit related other-than-temporary impairment on debt securities is recognized in earnings while noncredit related other-than-temporary impairment on debt securities, not expected to be sold, is recognized in other comprehensive income.

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold (in thousands):

	2013	2012
Beginning balance at Janaury 1, (1)	$9,811	11,633
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the year	(67)	(1,311)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	238
Ending balance at March 31,	$9,744	10,560

(1) — The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(4)                                 Loans receivable

The following table shows a summary of our loans receivable at March 31, 2013 and December 31, 2012 (in thousands):

	March 31,	December 31,
	2013	2012
Personal Banking:
Loans held for sale	$3,823	15,441
Residential mortgage loans	2,380,892	2,416,419
Home equity loans	1,052,485	1,076,637
Other consumer loans	218,464	235,367
Total Personal Banking	3,655,664	3,743,864

Business Banking:
Commercial real estate	1,609,531	1,615,701
Commercial loans	438,623	432,944
Total Business Banking	2,048,154	2,048,645
Total loans receivable, gross	5,703,818	5,792,509

Deferred loan fees	(1,174)	(1,624)
Allowance for loan losses	(72,009)	(73,219)
Undisbursed loan proceeds:
Residential mortgage loans	(9,157)	(14,587)
Commercial real estate	(36,583)	(29,868)
Commercial loans	(46,619)	(43,950)
Total loans receivable, net	$5,538,276	5,629,261

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable at March 31, 2013 (in thousands):

	Balance March 31, 2013	Current period provision	Charge-offs	Recoveries	Balance December 31, 2012
Personal Banking:
Residental mortgage loans	$7,878	452	(679)	103	8,002
Home equity loans	8,211	224	(370)	63	8,294
Other consumer loans	4,860	796	(1,404)	312	5,156
Total Personal Banking	20,949	1,472	(2,453)	478	21,452

Business Banking:
Commercial real estate loans	35,560	4,857	(3,990)	194	34,499
Commercial loans	11,473	828	(2,680)	83	13,242
Total Business Banking	47,033	5,685	(6,670)	277	47,741

Unallocated	4,027	1	—	—	4,026

Total	$72,009	7,158	(9,123)	755	73,219

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable at March 31, 2012 (in thousands):

	Balance March 31, 2012	Current period provision	Charge-offs	Recoveries	Balance December 31, 2011
Personal Banking:
Residental mortgage loans	$7,864	327	(1,043)	98	8,482
Home equity loans	7,947	128	(892)	24	8,687
Other consumer loans	4,589	207	(1,287)	344	5,325
Total Personal Banking	20,400	662	(3,222)	466	22,494

Business Banking:
Commercial real estate loans	35,291	4,319	(1,473)	297	32,148
Commercial loans	12,720	1,192	(649)	97	12,080
Total Business Banking	48,011	5,511	(2,122)	394	44,228

Unallocated	4,530	114	—	—	4,416

Total	$72,941	6,287	(5,344)	860	71,138

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at March 31, 2013 (in thousands):

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual	Recorded investment in loans past due 90 days or more and still accruing	TDRs
Personal Banking:
Residental mortgage loans	$2,374,384	7,878	29,902	8	5,196
Home equity loans	1,052,485	8,211	9,569	—	2,128
Other consumer loans	218,464	4,860	1,989	750	—
Total Personal Banking	3,645,333	20,949	41,460	758	7,324

Business Banking:
Commercial real estate loans	1,572,948	35,560	55,018	—	50,944
Commercial loans	392,004	11,473	29,264	23	33,097
Total Business Banking	1,964,952	47,033	84,282	23	84,041

Total	$5,610,285	67,982	125,742	781	91,365

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2012 (in thousands):

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

The following table provides geographical and delinquency information related to the loan portfolio by portfolio segment and class of financing receivable at March 31, 2013 (in thousands):

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Recorded investment in loans receivable:
Personal Banking:
Residential mortgage loans	$1,996,459	155,288	19,139	146,116	57,382	2,374,384
Home equity loans	899,546	108,371	10,361	28,185	6,022	1,052,485
Other consumer loans	201,368	9,879	2,832	1,208	3,177	218,464
Total Personal Banking	3,097,373	273,538	32,332	175,509	66,581	3,645,333

Business Banking:
Commercial real estate loans	883,200	452,805	28,060	138,983	69,900	1,572,948
Commercial loans	277,015	57,974	19,406	24,272	13,337	392,004
Total Business Banking	1,160,215	510,779	47,466	163,255	83,237	1,964,952

Total	$4,257,588	784,317	79,798	338,764	149,818	5,610,285

Percentage of total loans in geographic area	75.9%	14.0%	1.4%	6.0%	2.7%	100.0%

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Loans 90 or more days delinquent:
Personal Banking:
Residential mortgage loans	$15,506	949	231	4,563	3,167	24,416
Home equity loans	5,023	1,378	163	1,246	157	7,967
Other consumer loans	1,722	76	—	—	4	1,802
Total Personal Banking	22,251	2,403	394	5,809	3,328	34,185

Business Banking:
Commercial real estate loans	15,389	541	105	4,027	2,142	22,204
Commercial loans	2,674	—	—	2,695	10,877	16,246
Total Business Banking	18,063	541	105	6,722	13,019	38,450

Total	$40,314	2,944	499	12,531	16,347	72,635
Percentage of loans 90 or more days delinquent in geographic area.	0.9%	0.4%	0.6%	3.7%	10.9%	1.3%

The following table provides geographical and delinquency information related to the loan portfolio by portfolio segment and class of financing receivable at December 31, 2012 (in thousands):

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Recorded investment in loans receivable:
Personal Banking:
Residential mortgage loans	$2,024,520	158,090	19,290	152,676	61,073	2,415,649
Home equity loans	917,645	111,461	10,828	29,734	6,969	1,076,637
Other consumer loans	213,604	10,235	3,066	1,291	7,171	235,367
Total Personal Banking	3,155,769	279,786	33,184	183,701	75,213	3,727,653

Business Banking:
Commercial real estate loans	853,290	443,940	34,261	136,600	117,742	1,585,833
Commercial loans	269,415	55,517	12,878	25,497	25,687	388,994
Total Business Banking	1,122,705	499,457	47,139	162,097	143,429	1,974,827

Total	$4,278,474	779,243	80,323	345,798	218,642	5,702,480

Percentage of total loans in geographic area	75.0%	13.7%	1.4%	6.1%	3.8%	100.0%

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Loans 90 or more days delinquent:
Personal Banking:
Residential mortgage loans	$15,694	1,430	231	3,932	2,999	24,286
Home equity loans	5,096	1,515	132	1,428	308	8,479
Other consumer loans	1,861	69	—	5	1	1,936
Total Personal Banking	22,651	3,014	363	5,365	3,308	34,701

Business Banking:
Commercial real estate loans	17,406	706	—	4,298	2,140	24,550
Commercial loans	3,493	7	—	2,678	2,918	9,096
Total Business Banking	20,899	713	—	6,976	5,058	33,646

Total	$43,550	3,727	363	12,341	8,366	68,347

Percentage of loans 90 or more days delinquent in geographic area.	1.0%	0.5%	0.5%	3.6%	3.8%	1.2%

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the quarter ended March 31, 2013 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residental mortgage loans	$24,416	5,486	—	3,000	32,902	31,013	190
Home equity loans	7,967	1,602	—	1,274	10,843	10,312	87
Other consumer loans	1,802	187	—	—	1,989	2,024	12
Total Personal Banking	34,185	7,275	—	4,274	45,734	43,349	289

Business Banking:
Commercial real estate loans	22,204	32,814	25,471	12,778	93,267	88,531	875
Commercial loans	16,246	13,018	3,643	5,511	38,418	45,656	272
Total Business Banking	38,450	45,832	29,114	18,289	131,685	134,187	1,147

Total	$72,635	53,107	29,114	22,563	177,419	177,536	1,436

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2012 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residental mortgage loans	$24,286	797	—	3,011	28,094	28,078	683
Home equity loans	8,479	635	—	1,352	10,466	10,535	342
Other consumer loans	1,936	44	—	—	1,980	1,841	35
Total Personal Banking	34,701	1,476	—	4,363	40,540	40,454	1,060

Business Banking:
Commercial real estate loans	24,550	33,311	33,282	16,274	107,417	98,891	3,636
Commercial loans	9,096	17,078	—	10,180	36,354	51,131	1,828
Total Business Banking	33,646	50,389	33,282	26,454	143,771	150,022	5,464

Total	$68,347	51,865	33,282	30,817	184,311	190,476	6,524

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at March 31, 2013 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residental mortgage loans	$2,368,221	6,163	6,163	1,119	—
Home equity loans	1,050,094	2,391	2,391	390	—
Other consumer loans	218,464	—	—	—	—
Total Personal Banking	3,636,779	8,554	8,554	1,509	—

Business Banking:
Commercial real estate loans	1,498,738	74,210	56,806	9,939	17,404
Commercial loans	357,138	34,866	32,465	4,572	2,401
Total Business Banking	1,855,876	109,076	89,271	14,511	19,805

Total	$5,492,655	117,630	97,825	16,020	19,805

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at December 31, 2012 (in thousands):

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

During the quarter ended March 31, 2013, one home equity loan TDR with a balance of $23,000, two commercial real estate loan TDRs with a combined balance of $650,000 and two commercial loan TDRs with a combined balance of $17,000 were charged off.  Additionally, one commercial real estate loan TDR with a balance of $310,000 and eight commercial loan TDRs with a combined balance of $353,000 were paid off.

The following table provides information related to troubled debt restructurings by portfolio segment and by class of financing receivable for the periods indicated (dollars in thousands):

	For the quarter ended March 31, 2013
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	2	$179	162	26
Home equity loans	3	287	285	133
Other consumer loans	—	—	—	—
Total Personal Banking	5	466	447	159

Business Banking:
Commercial real estate loans	32	3,417	2,878	270
Commercial loans	21	1,728	1,513	171
Total Business Banking	53	5,145	4,391	441

Total	58	$5,611	4,838	600

Troubled debt restructurings that subsequently defaulted:
Personal Banking:
Residential mortgage loans	1	$244	237	30
Home equity loans	1	183	130	106
Other consumer loans	—	—	—	—
Total Personal Banking	2	427	367	136

Business Banking:
Commercial real estate loans	3	778	713	38
Commercial loans	6	16,267	11,708	2,174
Total Business Banking	9	17,045	12,421	2,212

Total	11	$17,472	12,788	2,348

The following table provides information related to troubled debt restructurings by portfolio segment and by class of financing receivable for the periods indicated (dollars in thousands):

	For the quarter ended March 31, 2012
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	—	$—	—	—
Home equity loans	—	—	—	—
Other consumer loans	—	—	—	—
Total Personal Banking	—	—	—	—

Business Banking:
Commercial real estate loans	3	1,400	1,391	636
Commercial loans	3	1,645	1,446	84
Total Business Banking	6	3,045	2,837	720

Total	6	$3,045	2,837	720

Troubled debt restructurings that subsequently defaulted:
Personal Banking:
Residential mortgage loans	1	$449	361	—
Home equity loans	—	—	—	—
Other consumer loans	—	—	—	—
Total Personal Banking	1	449	361	—

Business Banking:
Commercial real estate loans	1	575	520	—
Commercial loans	—	—	—	—
Total Business Banking	1	575	520	—

Total	2	$1,024	881	—

The following table provides information related to loan delinquencies at March 31, 2013 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$33,054	4,577	24,416	62,047	2,312,337	2,374,384
Home equity loans	6,254	2,321	7,967	16,542	1,035,943	1,052,485
Other consumer loans	3,684	1,145	1,802	6,631	211,833	218,464
Total Personal Banking	42,992	8,043	34,185	85,220	3,560,113	3,645,333

Business Banking:
Commercial real estate loans	12,833	4,448	22,204	39,485	1,533,463	1,572,948
Commercial loans	4,620	1,654	16,246	22,520	369,484	392,004
Total Business Banking	17,453	6,102	38,450	62,005	1,902,947	1,964,952

Total	$60,445	14,145	72,635	147,225	5,463,060	5,610,285

The following table provides information related to loan delinquencies at December 31, 2012 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$32,921	9,387	24,286	66,594	2,349,055	2,415,649
Home equity loans	6,534	1,977	8,479	16,990	1,059,647	1,076,637
Other consumer loans	5,456	1,830	1,936	9,222	226,145	235,367
Total Personal Banking	44,911	13,194	34,701	92,806	3,634,847	3,727,653

Business Banking:
Commercial real estate loans	13,001	4,596	24,550	42,147	1,543,686	1,585,833
Commercial loans	3,233	10,158	9,096	22,487	366,507	388,994
Total Business Banking	16,234	14,754	33,646	64,634	1,910,193	1,974,827

Total	$61,145	27,948	68,347	157,440	5,545,040	5,702,480

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

The following table sets forth information about credit quality indicators, which were updated during the quarter ended March 31, 2013 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$2,355,253	—	17,952	—	1,179	2,374,384
Home equity loans	1,044,568	—	7,917	—	—	1,052,485
Other consumer loans	217,215	—	1,249	—	—	218,464
Total Personal Banking	3,617,036	—	27,118	—	1,179	3,645,333

Business Banking:
Commercial real estate loans	1,351,901	67,543	149,190	4,314	—	1,572,948
Commercial loans	324,303	13,955	52,539	1,207	—	392,004
Total Business Banking	1,676,204	81,498	201,729	5,521	—	1,964,952

Total	$5,293,240	81,498	228,847	5,521	1,179	5,610,285

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2012 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$2,395,809	—	18,743	48	1,049	2,415,649
Home equity loans	1,068,183	—	8,454	—	—	1,076,637
Other consumer loans	234,106	—	1,261	—	—	235,367
Total Personal Banking	3,698,098	—	28,458	48	1,049	3,727,653

Business Banking:
Commercial real estate loans	1,352,118	68,130	163,751	1,834	—	1,585,833
Commercial loans	320,228	13,077	52,742	2,947	—	388,994
Total Business Banking	1,672,346	81,207	216,493	4,781	—	1,974,827

Total	$5,370,444	81,207	244,951	4,829	1,049	5,702,480

(5)                                 Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	March 31,	December 31,
	2013	2012
Amortizable intangible assets:
Core deposit intangibles — gross	$30,578	30,578
Acquisitions	—	—
Less: accumulated amortization	(30,284)	(30,181)
Core deposit intangibles — net	294	397
Customer and Contract intangible assets — gross	6,197	3,779
Acquisition of The Bert Company	—	2,418
Less: accumulated amortization	(3,310)	(3,065)
Customer and Contract intangible assets — net	$2,887	3,132

The following table shows the actual aggregate amortization expense for the current quarter and prior year’s same quarter, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the three months ended March 31, 2013	$348
For the three months ended March 31, 2012	295
For the year ending December 31, 2013	1,210
For the year ending December 31, 2014	814
For the year ending December 31, 2015	571
For the year ending December 31, 2016	415
For the year ending December 31, 2017	259
For the year ending December 31, 2018	173

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2011	$170,269	1,613	171,882
Goodwill acquired	2,579	—	2,579
Impairment losses	—	—	—
Balance at December 31, 2012	172,848	1,613	174,461
Goodwill acquired	2	—	2
Impairment losses	—	—	—
Balance at March 31, 2013	$172,850	1,613	174,463

We performed our annual goodwill impairment test as of June 30, 2012 and concluded that goodwill was not impaired.  At March 31, 2013, there were no significant changes in our operations that would cause us to update the goodwill impairment test performed as of June 30, 2012.

(6)           Guarantees

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures.  Collateral may be obtained based on management’s credit assessment of the customer.  At March 31, 2013, the maximum potential amount of future payments we could be required to make under these standby letters of credit was $43.6 million, of which $42.8 million is fully collateralized.  At March 31, 2013, we had a liability, which represents deferred income, of $834,000 related to the standby letters of credit.  There are no recourse provisions that would enable us to recover any amounts from third parties.

(7)           Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Stock options to purchase 4,500 shares of common stock with a weighted average exercise price of $12.48 per share were outstanding during the three months ended March 31, 2013 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares of $12.45.  All stock options outstanding during the three months ended March 31, 2012 were included in the computation of diluted earnings per share because the stock options’ exercise price was not greater than the average market price of the common shares of $12.63.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Quarter ended
	March 31,
	2013	2012
Reported net income	$15,298	15,181

Weighted average common shares outstanding	90,403,909	94,115,522
Dilutive potential shares due to effect of stock options	474,994	549,811
Total weighted average common shares and dilutive potential shares	90,878,903	94,665,333

Basic earnings per share:	$0.17	0.16

Diluted earnings per share:	$0.17	0.16

(8)           Pension and Other Post-retirement Benefits (in thousands):

The following table sets forth the net periodic costs for the defined benefit pension plans and the postretirement healthcare plans for the period indicated (in thousands):

Components of net periodic benefit cost

	Quarter ended March 31,
	Pension benefits		Other post-retirement benefits
	2013	2012	2013	2012
Service cost	$1,138	1,858	—	—
Interest cost	1,301	1,432	16	17
Expected return on plan assets	(2,138)	(1,948)	—	—
Amortization of prior service cost	(580)	(40)	—	—
Amortization of the net loss	919	690	13	12
Net periodic benefit cost	$640	1,992	29	29

The defined benefit pension plan was amended to lock-in all benefits earned through March 31, 2013 based on the plan formula using years of service and average monthly compensation as of March 31,

2013.  The amendments also provide that, for service commencing January 1, 2013, additional benefits will be earned equal to 1% of career average pay for each year that a participant completes at least 1,000 hours of service.  Also, effective April 1, 2013, participants who are eligible to receive required minimum distributions due to attaining age 70 ½ will be required to begin payment of benefits even though they may remain employed by us.

We made no contribution to our pension or other post-retirement benefit plans during the quarter ended March 31, 2013.  While we are not required to make a minimum contribution, we anticipate making a $4.5 million tax-deductible contribution to our defined benefit pension plan for the year ending December 31, 2013.

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

Debt securities — held to maturity - The fair value of debt securities held to maturity is determined in the same manner as debt securities available for sale.

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

Cash flow hedges — Interest rate swap agreements (“swaps”)

The fair value of the swaps is the amount we would expect to pay to terminate the agreements and is based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At March 31, 2013 and December 31, 2012, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at March 31, 2013:

	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$585,190	585,190	585,190	—	—
Securities available-for-sale	1,112,104	1,112,104	25,498	1,075,536	11,070
Securities held-to-maturity	143,253	149,105	—	149,105	—
Loans receivable, net	5,538,276	5,880,565	3,823	—	5,876,742
Accrued interest receivable	23,963	23,963	23,963	—	—
FHLB Stock	47,332	47,332	—	—	—
Total financial assets	$7,450,118	7,798,259	638,474	1,224,641	5,887,812

Financial liabilities:
Savings and checking accounts	$3,979,099	3,979,099	3,979,099	—	—
Time deposits	1,821,052	1,864,197	—	—	1,864,197
Borrowed funds	859,860	922,004	144,484	—	777,520
Junior subordinated debentures	103,094	115,032	—	—	115,032
Cash flow hedges - swaps	11,885	11,885	—	11,885	—
Accrued interest payable	1,180	1,180	1,180	—	—
Total financial liabilities	$6,776,170	6,893,397	4,124,763	11,885	2,756,749

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at December 31, 2012:

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both March 31, 2013 and December 31, 2012.  There were no transfers of financial instruments between Level 1 and Level 2 during the quarter ended March 31, 2013.

The following table represents assets and liabilities measured at fair value on a recurring basis at March 31, 2013 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$25,498	—	—	25,498

Debt securities:
U.S. government and agencies	—	38	—	38
Government sponsored enterprises	—	256,453	—	256,453
States and political subdivisions	—	127,497	—	127,497
Corporate	—	9,487	11,070	20,557
Total debt securities	—	393,475	11,070	404,545

Residential mortgage-backed securities:
GNMA	—	38,020	—	38,020
FNMA	—	96,837	—	96,837
FHLMC	—	64,174	—	64,174
Non-agency	—	689	—	689
Collateralized mortgage obligations:
GNMA	—	17,104	—	17,104
FNMA	—	200,737	—	200,737
FHLMC	—	243,876	—	243,876
SBA	—	14,372	—	14,372
Non-agency	—	6,252	—	6,252
Total mortgage-backed securities	—	682,061	—	682,061

Interest rate swaps	—	(11,885)	—	(11,885)

Total assets	$25,498	1,063,651	11,070	1,100,219

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2012 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$19,304	—	—	19,304

Debt securities:
U.S. government and agencies	—	40	—	40
Government sponsored enterprises	—	238,314	—	238,314
States and political subdivisions	—	134,208	—	134,208
Corporate	—	11,584	11,119	22,703
Total debt securities	—	384,146	11,119	395,265

Residential mortgage-backed securities:
GNMA	—	41,182	—	41,182
FNMA	—	106,863	—	106,863
FHLMC	—	52,559	—	52,559
Non-agency	—	695	—	695
Collateralized mortgage obligations:
GNMA	—	22,963	—	22,963
FNMA	—	189,364	—	189,364
FHLMC		228,631		228,631
SBA	—	15,775	—	15,775
Non-agency	—	6,473	—	6,473
Total mortgage-backed securities	—	664,505	—	664,505

Interest rate swaps	—	(12,932)	—	(12,932)

Total assets	$19,304	1,035,719	11,119	1,066,142

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2013 and 2012 (in thousands):

	2013	2012
	Debt	Debt
	securities	securities

Balance at January 1,	$11,119	9,657

Total net realized investment gains/ (losses) and net change in unrealized appreciation/(depreciation):
Included in net income as OTTI	—	—
Included in other comprehensive income	(49)	(1,367)

Purchases	—	—
Sales	—	—
Transfers in to Level 3	—	—
Transfers out of Level 3	—	—

Balance at March 31,	$11,070	8,290

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at March 31, 2013 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans measured for impairment	$—	—	81,805	81,805

Real estate owned	—	—	24,035	24,035

Total assets	$—	—	105,840	105,840

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at December 31, 2012 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans measured for impairment	$—	—	84,493	84,493

Real estate owned	—	—	26,165	26,165

Total assets	$—	—	110,658	110,658

Impaired loans — A loan is considered to be impaired as described in the Overview of Critical Accounting Policies Involving Estimates, Allowance for Loan Losses section.  We classify loans individually evaluated for impairment that require a specific or TDR reserve as nonrecurring Level 3.

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

The table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2013 (dollar amounts in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)

Debt securities	$11,070	Discounted cash flow	Discount margin	0.35% to 2.1% (0.68)%
			Default rates	1.00%
			Prepayment speeds	1.00% annually

Loans measured for impairment	81,805	Appraisal value (1)	Estimated cost to sell	10%

Real estate owned	24,035	Appraisal value (1)	Estimated cost to sell	10%

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

(10)                          Mortgage Loan Servicing

Mortgage servicing assets are recognized as separate assets when through loan originations and purchases the underlying loan is sold.  Upon sale, the mortgage servicing right (“MSR”) is established, which represents the then-fair value of future net cash flows expected to be realized for performing the servicing activities.  The fair value of the MSRs are estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions.  In determining the fair value of the MSRs, stochastic modeling is performed using variables such as the forward yield curve, prepayment rates, annual service cost, average life expectancy and option adjusted spreads.  MSRs are amortized against mortgage banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.  MSRs are recorded in other assets on the consolidated statements of financial condition.

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

The following table shows changes in MSRs at and for the quarter ended March 31, 2013 (in thousands):

			Net
			carrying
	Servicing	Valuation	value and
	rights	allowance	fair value

Balance at December 31, 2012	$3,291	—	3,291
Additions/ (reductions)	382	—	382
Amortization	(591)	—	(591)
Balance at March 31, 2013	$3,082	—	3,082

The following table shows changes in MSRs at and for the quarter ended March 31, 2012 (in thousands):

			Net
			carrying
	Servicing	Valuation	value and
	rights	allowance	fair value

Balance at December 31, 2011	$3,655	—	3,655
Additions/ (reductions)	513	—	513
Amortization	(734)	—	(734)
Balance at March 31, 2012	$3,434	—	3,434

The following table presents additional information about the inputs used to determine the fair value of our MSRs at the periods indicated:

	March 31,	March 31,
	2013	2012
	(Weighted average)

Forward yield curve (5 year LIBOR swap)	0.9%	1.3%
Prepayment rates	15.9%	20.6%
Annual service cost per loan	$68	$67
Average life expectancy (months)	65	48
Option adjusted spread (basis points) (1)	800	—
Discount rate (2)	—	10.5%

(1) Stochastic modeling

(2)  Static modeling

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

We entered into four interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV.  The first two swaps modify the re-pricing characteristics of Trust III, wherein (i) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.20% to the same counterparty calculated on a notional amount of $25.0 million and (ii) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The terms of these two swaps are five years and ten years, which expire September 2013 and September 2018, respectively.  The second two swaps modify the re-pricing characteristics of Trust IV, wherein (i) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and (ii) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The terms of these two swaps are seven years and ten years, which expire September 2015 and September 2018, respectively.  The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contracts is not significant.  At March 31, 2013, $12.5 million was pledged as collateral to the counterparty.

At March 31, 2013, the fair value of the swap agreements was $(11.9) million and was the amount we would have expected to pay if the contracts were terminated.  There was no material hedge ineffectiveness for these swaps.

The following table shows liability derivatives, included in other liabilities, at March 31, 2013 and December 31, 2012 (in thousands):

	March 31,	December 31,
	2012	2011
Fair value	$11,885	12,932
Notional amount	100,000	100,000
Collateral posted	12,455	13,505

(12)                          Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of March 31, 2013 we have accrued $2.2 million.  This amount is based on our analysis of currently available information and is subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances.  Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

Daly v. Northwest Savings Bank

On July 11, 2011, we were named as a defendant in an alleged class action lawsuit filed in the United States District Court for the Western District of Pennsylvania, captioned as Daly v. Northwest Savings Bank, No. 2:11-cv-00911-DSC. The Complaint challenges the credit disclosures provided to residential mortgage loan applicants and the policies related to the residential mortgage loan application process and the prequalification request process. The Complaint asserts statutory claims under the Fair Credit Reporting Act, 15 U.S.C. 1681g(g), and seeks statutory damages and attorneys’ fees. We filed a motion for summary judgment and the plaintiff filed a motion for class certification, which we opposed. By way of Opinion and Order dated March 20, 2013, the Court denied our motion for summary judgment as to plaintiff’s individual claims, but also denied plaintiff’s motion for class certification.  Plaintiff has filed a renewed motion for class certification and we will continue to vigorously defend against the plaintiff’s claims and any effort to certify a class in this case.  At this stage of the lawsuit, it is not yet possible to estimate potential losses, if any. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of this proceeding will have a material adverse effect on our financial position, or cash flows; although, at the present time, we are not in a position to determine whether such proceeding will have a material adverse effect on our results of operations in any future quarterly reporting period.

Toth v. Northwest Savings Bank

On May 7, 2012, we were named as a defendant in an alleged class action lawsuit filed in the Court of Common Pleas of Allegheny County, Pennsylvania, captioned as Toth v. Northwest Savings Bank, No. GD-12-8014. The Complaint challenges the manner in which debit card transaction overdraft fees were charged and the policies related to the posting order of debit card transactions. The Complaint asserts various claims under state law and seeks compensatory damages and attorneys’ fees. We filed preliminary objections seeking dismissal of the case on June 29, 2012.  In response, the plaintiff filed an Amended Complaint on September 6, 2012.  On November 5, 2012, we filed preliminary objections to the Amended Complaint.  Plaintiff filed her opposition to our preliminary objections on December 6, 2012, and we filed our reply in support of the preliminary objections on January 3, 2013. Subsequent briefing has been filed as directed by the Court and we await an Opinion and Order. We intend to vigorously defend against the plaintiff’s claims and to oppose any effort to certify a class in this case. At this stage of the lawsuit, it is not yet possible to estimate potential losses, if any. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of this proceeding will have a material adverse effect on our financial position, or cash flows; although, at the present time, we are not in a position to determine whether such proceeding will have a material adverse effect on our results of operations in any future quarterly reporting period.

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

USDA v. Kathleen M. Schwab and Brian G. Schwab v. Northwest Savings Bank

On December 19, 2012, the Schwabs filed a Complaint against us in the Court of Common Pleas of Clarion County, Pennsylvania, No. 409-2012 to join us as an additional defendant alleging that if it is determined that the United States Department of Agriculture (“USDA”) is entitled to relief (the mortgages are reformed and corrected by the Court so as to add Brian G. Schwab’s name to the mortgages), then we are solely liable to the USDA or we are jointly liable with the Schwabs, or liable over the Schwabs, with regard to the mortgages held by the USDA.  On February 1, 2013, we filed Preliminary Objections to the Complaint joining us on the grounds that the USDA’s lawsuit does not involve any claim for money.  We await a decision on our Preliminary Objections.  At this stage of the lawsuit, it is not yet possible to estimate potential losses, if any. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of this proceeding will have a material adverse effect on our financial position, or cash flows; although, at the present time, we are not in a position to determine whether such proceeding will have a material adverse effect on our results of operations in any future quarterly reporting period.

Northwest Savings Bank v. Albert S. Marshal and Boca Rio Townhome Association, Inc.

On July 8, 2011, we initiated a mortgage foreclosure lawsuit filed in the Court of Common Pleas, Dauphin County, Pennsylvania, captioned as Northwest Savings Bank v. Albert S. Marshal and Boca Rio Townhome Association, Inc. (“Boca Rio”), No. 2011 CV 6719 MF.  The Complaint seeks to foreclose on mortgages with respect to the real property located at 920 West Areba Avenue, Hershey, Dauphin County, Pennsylvania 17033 (the “Property”).  Defendant Marshal was the mortgagor and Boca Rio is the party to whom the Property was transferred without the mortgages having been paid in full.  In response, on August 8, 2011, Defendant Boca Rio filed its Answer with New Matter and Counterclaim.  In the Counterclaim, Defendant Boca Rio alleges that we violated the Mortgage Satisfaction Act, 21 P.S. §721-1 et. seq., because we did not satisfy the mortgages that Defendant Boca Rio alleges they paid in full.  On August 29, 2011, we filed Preliminary Objections to Defendant Boca Rio’s Counterclaim, seeking dismissal of the Counterclaim because Defendant Boca Rio was not a mortgagor under the Mortgage Satisfaction Act and therefore, did not have standing to bring a claim.  On September 15, 2011, Defendant Boca Rio filed an Answer with New Matter and Amended Counterclaim.  On September 30, 2011, we filed Preliminary Objections to Defendant Boca Rio’s Amended Counterclaim.  On October 11, 2011, Defendant Boca Rio filed its Answer to our Preliminary Objections.  The Court denied our Preliminary Objections on March 6, 2012.  Once discovery is complete, we intend to file a motion for summary judgment, seeking dismissal of the Counterclaim and intend to continue to vigorously defend against Defendant Boca Rio’s claims asserted in the Counterclaim as well as continue to prosecute the mortgage foreclosure action.  At this stage of the lawsuit, it is not yet possible to estimate potential losses, if any. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of this proceeding will have a material adverse effect on our financial position, or cash flows; although, at the present time, we are not in a position to determine whether such proceeding will have a material adverse effect on our results of operations in any future quarterly reporting period.

(13)                          Changes in Accumulated Other Comprehensive Income

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended March 31, 2013
	Unrealized gains and losses on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2012	$15,853	(8,405)	(18,936)	(11,488)
Other comprehensive income before reclassification adjustments	670	680	—	1,350
Amounts reclassified from accumulated other comprehensive income (1), (2)	(66)	—	229	163

Net other comprehensive income	604	680	229	1,513

Balance as of March 31, 2013	$16,457	(7,725)	(18,707)	(9,975)

	For the quarter ended March 31, 2012
	Unrealized gains and losses on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2011	$14,046	(8,864)	(28,408)	(23,226)

Other comprehensive income before reclassification adjustments	1,361	551	—	1,912
Amounts reclassified from accumulated other comprehensive income (3), (4)	96	—	431	527

Net other comprehensive income	1,457	551	431	2,439

Balance as of March 31, 2012	$15,503	(8,313)	(27,977)	(20,787)

(1)         Consists of realized gains on securities (gain on sales of investments, net) of $109, net of tax (income tax expense) of $(43).

(2)         Consists of amortization of prior service cost (compensation and employee benefits) of $580 and amortization of net loss (compensation and employee benefits) of $(932), net of tax (income tax expense) of $123.  See note 8.

(3)         Consists of realized gains on securities (gain on sales of investments, net) of $80 and other-than-temporary-impairment losses (net impairment losses) of $(238), net of tax (income tax expense) of $62.

(4)         Consists of amortization of prior service cost (compensation and employee benefits) of $40 and amortization of net loss (compensation and employee benefits) of $(702), net of tax (income tax expense) of $231.  See note 8.

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

Allowance for Loan Losses - Provisions for estimated loan losses and the amount of the allowance for loan losses are based on losses inherent in the loan portfolio that are both probable and can be reasonably estimated at the date of the financial statements. We believe, to the best of our knowledge, that all known losses as of the statement of condition dates have been recorded.

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

When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or fair value of the collateral, less estimated cost to sell, if the loan is collateral dependent and it is possible we would foreclose on the property. Business Banking loans greater than or equal to $1.0 million are reviewed to determine if they should be individually evaluated for impairment. Smaller balance, homogeneous loans (e.g., primarily residential mortgage and consumer loans) are evaluated collectively for impairment. Impairment losses are included in the allowance for loan losses. Impaired loans are charged-off or charged down when we believe that the ultimate collectability of a loan is not likely or the collateral value no longer supports the carrying value of the loan.

Interest income on non-performing loans is recognized using the cash basis method. For non-performing loans interest collected is credited to income in the period of recovery or applied to reduce principal if there is sufficient doubt about the collectability of principal.

The allowance for loan losses is shown as a valuation allowance to loans. The accounting policy for the determination of the adequacy of the allowance by portfolio segment requires us to make numerous complex and subjective estimates and assumptions relating to amounts which are inherently uncertain. The allowance for loan losses is maintained to absorb losses inherent in the loan portfolio as of the statement of condition dates. The methodology used to determine the allowance for loan losses is designed to provide procedural discipline in assessing the appropriateness of the allowance for loan losses. Losses are charged against, and recoveries are added to, the allowance for loan losses.

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

We also have an unallocated allowance which is based on our judgment regarding economic conditions, collateral values and industry conditions.

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

Valuation of Investment Securities - Unrealized gains or losses, net of deferred taxes, on available for sale securities are reported on the statement of condition as a component of accumulated other comprehensive income/ (loss) and on the statement of comprehensive income.  In general, fair value is based upon quoted market prices of identical assets, when available.  Semi-annually (as of May 31 and November 30) we receive quoted market prices from a second independent pricing service. If quoted market prices are not available, fair value is based upon valuation models that use cash flow, security structure and other observable information.  Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets.  Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value.  Adjustments may include unobservable parameters, among other things.

On at least a quarterly basis, we review our investments that are in an unrealized loss position for other-than-temporary impairment (“OTTI”).  An investment security is deemed impaired if the fair value of the investment is less than its amortized cost.  If an investment security is determined to be impaired, we evaluate whether the decline in value is other-than-temporary.  We also consider whether or not we expect to receive all of the contractual cash flows from the investment security based on factors that include, but are not limited to: the credit worthiness of the issuer and the historical and projected performance of the underlying collateral.  Also, we may evaluate the business and financial outlook of the issuer, as well as broader economic performance indicators.  We consider our intent to sell the investment securities and the likelihood that we will not have to sell the investment securities before recovery of their cost basis during our evaluation. Declines in fair value of investment securities that are deemed credit related are recognized in earnings while declines in fair value of investment securities deemed noncredit related are recorded in accumulated other comprehensive income, if we do not intend to sell and it is not likely we will be required to sell.  If we intend to sell the security or if it’s more likely than not that we will be required to sell the security the entire unrealized loss is recorded in earnings.

Goodwill - Goodwill is not subject to amortization but must be evaluated for impairment at least annually and possibly more frequently if certain events or changes in circumstances arise.  Under a quantitative approach, impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill.  Reporting units are identified based upon analyzing each of our individual operating segments.  A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews.  Determining the fair value of a reporting unit requires a high degree of subjective management judgment.  We have established June 30th of each year as the date for conducting the annual goodwill impairment assessment.  As of June 30, 2012, we, through the assistance of an external third party, performed an impairment test on goodwill.  We valued each reporting unit by using a weighted average of four valuation methodologies; comparable transaction approach, control premium approach, public market peers approach and discounted cash flow approach.  Declines in fair value could result in impairment being identified.  As of June 30, 2012, we did not identify any individual reporting unit where the fair value was less than the carrying value.  As of March 31, 2013 no material changes have occurred since that date that would lead us to any other conclusions. Future changes in the economic environment or the operations of the operating units could cause changes to the variables used, which could give rise to declines in the estimated fair value of the reporting units.

Deferred Income Taxes - We use the asset and liability method of accounting for income taxes.  Using this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets.  These judgments require us to make projections of future taxable income.  The judgments and estimates made in determining our deferred tax assets, which are inherently subjective, are reviewed on an ongoing basis as regulatory and business factors change.  A reduction in estimated future taxable income could require us to record a valuation allowance.  Changes in levels of valuation allowances could result in increased income tax expense, and could negatively affect earnings.

Other Intangible Assets - Using the purchase method of accounting for acquisitions, we are required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair values.  Through the assistance of an independent third party, we analyze and prepare a core deposit study for all bank acquisitions or other identifiable intangible asset study, such as customer lists, for all non-bank acquisitions. The core deposit study reflects the cumulative present value benefit of acquiring deposits versus an alternative source of funding. The other identifiable intangible asset study reflects the cumulative present value benefit of acquiring the income stream from an existing customer base versus developing new business relationships.  Based upon analysis, the amount of the premium related to the core deposits or other identifiable intangibles of the business purchased is calculated along with the estimated life of the intangible. The intangible, which is recorded in other intangible assets, is then amortized to expense on an accelerated basis over an approximate life of seven years.  If it is subsequently determined that the period of economic benefit has decreased or no longer exists, accelerated amortization or impairment may occur.

Executive Summary and Comparison of Financial Condition

Total assets at March 31, 2013 were $7.994 billion, an increase of $51.9 million, or 0.7%, from $7.943 billion at December 31, 2012.  This increase in assets was due to increases in interest-earning deposits in other financial institutions of $150.2 million and marketable securities available-for-sale of $33.0 million, which were partially offset by a decrease in total loans receivable of $92.2 million. The net increase in total assets was funded by increases in deposits and advances from borrowers for taxes and insurance of $35.6 million and $3.8 million, respectively, as well as net income for the quarter of $15.3 million.

Total loans receivable decreased by $92.2 million, or 1.6%, to $5.610 billion at March 31, 2013, from $5.702 billion at December 31, 2012.  Loan demand was slow during the three months ended March 31, 2013, with originations and line of credit advances of $440.0 million, which was more than offset by loan maturities and principal repayments of $477.1 million and mortgage loan sales of $45.0 million.  Due primarily to the payoff of three classified commercial real estate loans, with a combined balance of $9.5 million, our business banking loan portfolio decreased by $9.9 million, or 0.5%, to $1.965 billion at March 31, 2013 from $1.975 billion at December 31, 2012. Our personal banking loan portfolio decreased by $82.3 million, or 2.2%, to $3.645 billion at March 31, 2013 from $3.728 billion at December 31, 2012.  We believe this decrease is due primarily to consumers’ continued propensity to pay down personal debt and the prolonged winter throughout most of our market area.  We anticipate residential mortgage loan sales to slow and historically approximately fifty percent of our home equity loan production occurs in the second quarter.

Deposit balances continue to increase across all product types with the exception of time deposits. Total deposits increased by $35.6 million, or 0.6%, to $5.800 billion at March 31, 2013 from $5.765 billion at December 31, 2012.  Noninterest-bearing demand deposits increased by $31.9 million, or 4.2%, to $787.3 million at March 31, 2013 from $755.4 million at December 31, 2012. Interest-bearing demand deposits increased by $12.4 million, or 1.5%, to $864.2 million at March 31, 2013 from $851.8 million at December 31, 2012. Savings deposits, including insured money fund accounts, increased by $56.3 million, or 2.5%, to $2.328 billion at March 31, 2013 from $2.271 billion at December 31, 2012. Time deposits decreased by $65.0 million, or 3.4%, to $1.821 billion at March 31, 2013 from $1.886 billion at December 31, 2012.  We believe this continued movement of funds from time deposits to more liquid types of deposit accounts continues to reflect depositors’ dissatisfaction with time deposit rates and their calculated positioning for higher rates in the future.

Borrowed funds decreased by $187,000 to $859.9 million at March 31, 2013, from $860.0 million at December 31, 2012 due to a decrease in repurchase agreements. During the quarter we borrowed $20.0 million from the FHLB with an average maturity of 8.5 years and an average interest rate of approximately 2.0%.  None of our FHLB advances matured during the quarter and the next scheduled maturity is in 2015.

Total shareholders’ equity at March 31, 2013 was $1.148 billion, or $12.23 per share, an increase of $19.1 million, or 1.7%, from $1.128 billion, or $12.05 per share, at December 31, 2012.  This increase was primarily attributable to net income of $15.3 million and other comprehensive income of $1.5 million.

Financial institutions and their holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on a company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments made by the regulators about components, risk-weighting and other factors.

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

	At March 31, 2013
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,136,409	22.59%	—	—	—	—
Northwest Savings Bank	890,399	17.80%	400,218	8.00%	500,273	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,068,819	21.25%	—	—	—	—
Northwest Savings Bank	827,280	16.54%	200,109	4.00%	300,164	6.00%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,068,819	13.70%	—	—	—	—
Northwest Savings Bank	827,280	10.57%	313,038	4.00%	391,298	5.00%

	At December 31, 2012
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,117,979	21.53%	—	—	—	—
Northwest Savings Bank	875,676	16.94%	413,424	8.00%	516,780	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,050,261	20.22%	—	—	—	—
Northwest Savings Bank	810,727	15.69%	206,712	4.00%	310,068	6.00%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,050,261	13.43%	—	—	—	—
Northwest Savings Bank	810,727	10.41%	311,473	4.00%	389,340	5.00%

(1) The Federal Reserve does not yet have formal capital requirements established for savings and loan holding companies.

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations.  Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio as of March 31, 2013 was 17.0%.  We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments.  As of March 31, 2013 Northwest had $1.799 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, as well as $196.1 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

We paid $0 and $11.4 million in cash dividends during the quarters ended March 31, 2013 and 2012, respectively.  As was previously announced, the payment of the regular dividend for the first quarter of 2013 was accelerated into the fourth quarter of 2012.  The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 0.0% and 74.4% for the quarters ended March 31, 2013 and 2012, respectively, on dividends of $0.00 per share and $0.12 per share, respectively.  On April 17, 2013, the Board of Directors declared a regular dividend of $0.12 per share and a special dividend of $0.12 per share, both of which are payable on May 16, 2013 to shareholders of record as of May 2, 2013.  This represents the 74th consecutive quarter we have paid a cash dividend.

Nonperforming Assets

The following table sets forth information with respect to nonperforming assets.  Nonaccrual loans are those loans on which the accrual of interest has ceased.  Loans are automatically placed on nonaccrual status when they are 90 days or more contractually delinquent and may also be placed on nonaccrual status even if not 90 days or more delinquent but other conditions exist.  Other nonperforming assets represent property acquired through foreclosure or repossession.  Foreclosed property is carried at the lower of its fair value less estimated costs to sell, or the principal balance of the related loan.

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Personal Banking:
Residential mortgage loans	$29,902	25,083
Home equity loans	9,569	9,114
Other consumer loans	1,989	1,980
Total Personal Banking	41,460	36,177
Business Banking:
Commercial real estate loans	55,018	57,861
Commercial loans	29,264	26,174
Total Business Banking	84,282	84,035
Total nonaccrual loans	125,742	120,212

Total nonaccrual loans as a percentage of total loans	2.24%	2.11%
Total real estate acquired through foreclosure and other real estate owned (“REO”)	24,035	26,165
Total nonperforming assets	$149,777	146,377
Total nonperforming assets as a percentage of total assets	1.87%	1.84%

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment.  Impaired loans at March 31, 2013 and December 31, 2012 were $177.4 million and $184.3 million, respectively.

Allowance for Loan Losses

Our Board of Directors has adopted an “Allowance for Loan and Lease Losses” (“ALL”) policy designed to provide management with a systematic methodology for determining and documenting the ALL each reporting period.  This methodology was developed to provide a consistent process and review procedure to ensure that the ALL is in conformity with GAAP, our policies and procedures and other supervisory and regulatory guidelines.

On an ongoing basis, the Credit Administration department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans.  This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis.  In addition, a meeting is held every quarter with each region to monitor the performance and status of loans on an internal watch list.  On an on-going basis the loan officer in conjunction with a portfolio manager grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated.  This rating is also reviewed independently by our Loan Review department on a periodic basis.  Our loan grading system for problem loans is consistent with industry regulatory guidelines which classify loans as “substandard”, “doubtful” or “loss.”  Loans that do not expose us to risk sufficient to warrant classification in one of the previous categories, but which possess some weaknesses, are designated as “special mention”.  A “substandard” loan is any loan that is more than 90 days contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable.  Loans classified as “loss” are considered uncollectible so that their continuance as assets without the establishment of a specific loss allowance is not warranted.

Credit relationships that have been classified as substandard or doubtful and are greater than or equal to $1.0 million are reviewed by the Credit Administration department for possible impairment.  A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including both contractual principal and interest payments.

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

The individual impairment measures along with the estimated loss for each homogeneous pool are consolidated into one summary document.   This summary schedule along with the support documentation used to establish this schedule is presented to the Credit Committee on a quarterly basis.  The Credit Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, lending products, activity, competition and collateral values, as well as economic conditions in general and in each of our market areas.  Based on this review and discussion, the appropriate amount of ALL is estimated and any adjustments to reconcile the actual ALL with this estimate are determined.  In addition, the Credit Committee considers if any changes to the methodology are needed.  The Credit Committee also reviews and discusses delinquency trends, nonperforming asset amounts and ALL levels and ratios compared to our peer group as well as state and national statistics.  Similarly, following the Credit Committee’s review and approval, a review is performed by the Risk Management Committee of the Board of Directors on a quarterly basis.

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

We utilize a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses.  As part of the analysis as of March 31, 2013, we considered the economic conditions in our markets, such as the unemployment and bankruptcy levels as well as changes in real estate collateral values.  In addition, we considered the overall trends in asset quality, specific reserves already established for criticized loans, historical loss rates and collateral valuations.  As a result of this analysis, the allowance for loan losses decreased $1.2 million, or 1.7%, to $72.0 million, or 1.28% of total loans, at March 31, 2013 from $73.2 million, or 1.28% of total loans, at December 31, 2012. This decrease is primarily attributable to a decrease in classified loans of $15.3 million, or 6.1%, to $235.5 million at March 31, 2013 from $250.8 million at December 31, 2012, a decrease in total delinquent loans of $10.2 million, or 6.5%, to $147.2 million at March 31, 2013 from $157.4 million at December 31, 2012 and a decrease in our total loan portfolio of $92.2 million, or 1.6%, during the quarter.

We also consider how the level of nonperforming loans and historical charge-offs have influenced the required amount of allowance for loan losses.   Nonperforming loans of $125.7 million or 2.24% of total loans, at March 31, 2013 increased by $5.5 million, or 4.6%, from $120.2 million, or 2.11% of total loans, at December 31, 2012.  As a percentage of average loans, annualized net charge-offs increased to 0.59% for the quarter ended March 31, 2013 compared to 0.43% for the quarter ended December 31, 2012.  We believe, to the best of our knowledge, all known losses as of the balance sheet dates have been recorded.

Comparison of Operating Results for the Quarters Ended March 31, 2013 and 2012

Net income for the quarter ended March 31, 2013 was $15.3 million, or $0.17 per diluted share, an increase of $117,000, or 0.8%, from $15.2 million, or $0.16 per diluted share, for the same quarter last year.  The increase in net income resulted from an increase in noninterest income of $2.3 million. Partially offsetting this increase were a decrease in net interest income of $917,000 and increases in the provision for losses and noninterest expense of $871,000 and $195,000, respectively. A discussion of significant changes follows.  Annualized, net income for the quarter ended March 31, 2013 represents a 5.45% and 0.78% return on average equity and return on average assets, respectively, compared to 5.29% and 0.76% for the same quarter last year.

Interest Income

Total interest income decreased by $6.1 million, or 7.1%, to $80.1 million for the quarter ended March 31, 2013 due to both a decrease in the average yield earned on interest earning assets and a decrease in the average balance of interest earning assets.  The average yield on interest earning assets decreased to 4.37% for the quarter ended March 31, 2013 from 4.70% for the quarter ended March 31, 2012.  The average yield on all categories of interest earning assets decreased when compared to the prior year period, with the exception of Federal Home Loan Bank of Pittsburgh stock (“FHLB”).  Average interest earning assets decreased by $42.6 million, or 0.6%, to $7.333 billion for the quarter ended March 31, 2013 from $7.376 billion for the quarter ended March 31, 2012.

Interest income on loans receivable decreased $4.7 million, or 6.0%, to $73.5 million for the quarter ended March 31, 2013 compared to $78.2 for the quarter ended March 31, 2012.  This decrease in interest income on loans receivable can be attributed to a decline in the average yield which decreased to 5.21% for the quarter ended March 31, 2013 from 5.63% for the quarter ended March 31, 2012.  The continued decline in average yield is due primarily to our variable rate loans adjusting downward as re-pricing dates occur, the historically low level of market interest rates in general and continued pricing pressure for new, as well as existing, credit relationships.  This decrease in average yield was partially offset by an increase in the average balance of loans receivable.  The average balance of loans receivable increased by $59.3 million, or 1.1%, to $5.638 billion for the quarter ended March 31, 2013 from $5.579 billion for the quarter ended March 31, 2012. This increase in average balances can be attributed to growth in our commercial real estate loan portfolio throughout last year which was facilitated by our continued emphasis on building quality business banking relationships.

Interest income on mortgage-backed securities decreased by $1.3 million, or 26.6%, to $3.4 million for the quarter ended March 31, 2013 from $4.7 million for the quarter ended March 31, 2012.  This decrease is the result of decreases in both the average balance and average yield. The average balance of mortgage-backed securities decreased by $21.5 million, or 2.9%, to $725.5 million for the quarter ended March 31, 2013 from $747.0 for the quarter ended March 31, 2012 due primarily to redirecting cash flows to fund the purchase of government agency securities with a shorter duration.  The average yield on mortgage-backed securities decreased to 1.90% for the quarter ending March 31, 2013 from 2.51% for the quarter ending March 31, 2012. The decrease in average yield resulted primarily from the purchase of mortgage-backed securities at generally lower interest rates than the existing portfolio yield.

Interest income on investment securities decreased by $51,000, or 1.7%, to $2.9 million for the quarter ended March 31, 2013 from $3.0 million for the quarter ended March 31, 2012.  This decrease is due to a decrease in the average yield to 2.52% for the quarter ended March 31, 2013 from 3.52% for the quarter ended March 31, 2012.  This decrease is primarily the result of higher rate municipal securities maturing or being called and the purchase of lower yielding, shorter duration government agency securities.  Partially offsetting this decrease was an increase in the average balance of investment securities of $127.3 million, or 37.1%, to $470.4 million for the quarter ended March 31, 2013 from $343.1 million for the quarter ended March 31, 2012.  This increase resulted from utilizing excess cash flow in an effort to maintain our net interest margin.

During the second quarter of 2012 the FHLB resumed dividend payments, which had been suspended in 2008.  For the quarter ended March 31, 2013 we received dividends on FHLB stock of $38,000 on an average balance of $46.9 million, resulting in a yield of 0.32%.

Interest income on interest-earning deposits decreased by $129,000, or 33.9%, to $251,000 for the quarter ended March 31, 2013 from $380,000 for the quarter ended March 31, 2012.  This decrease is due to decreases in both the average balance and average yield.  The average balance of interest-earning deposits decreased by $206.3 million, or 31.3%, to $452.4 million for the quarter ended March 31, 2013 from $658.7 million for the quarter ended March 31, 2012, due to the repurchase of common stock and strong loan demand in 2012.  The average yield on interest-earning deposits decreased to 0.22% for the quarter ended March 31, 2013 from 0.23% for the quarter ended March 31, 2012.

Interest Expense

Interest expense decreased by $5.2 million, or 24.9%, to $15.6 million for the quarter ended March 31, 2013 from $20.8 million for the quarter ended March 31, 2012.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities, which decreased to 1.07% from 1.38%, and a decrease in the average balance of interest-bearing liabilities.  Average interest-bearing liabilities decreased by $101.6 million, or 1.7%, to $5.935 billion for the quarter ended March 31, 2013 from $6.036 billion for the quarter ended March 31, 2012.  The decrease in the cost of funds resulted primarily from the current level of market interest rates which enabled us to reduce the rate of interest paid on all deposit products.  The decrease in average interest-bearing liabilities resulted from a reduction in average time deposits of $387.0 million, or 17.3%, compared to last year.   However, we continue to grow our low cost checking, savings and insured money market accounts, which increased by $265.8 million, or 9.3%, compared to March 31, 2012.

Net Interest Income

Net interest income decreased by $917,000, or 1.4%, to $64.5 million for the quarter ended March 31, 2013 from $65.4 million for the quarter ended March 31, 2012.  This decrease is attributable to the factors discussed above.  As competitive pricing pressure reduces the interest rates on new loan originations and with little room to move downward on the interest rates paid on deposit accounts, we experienced a slight compression of both our net interest spread and margin.  Our net interest rate spread decreased to 3.30% for the quarter ended March 31, 2013 from 3.31% for the quarter ended March 31, 2012 and our net interest margin decreased to 3.52% at March 31, 2013 from 3.55% for the quarter ended March 31, 2012.

Provision for Loan Losses

The provision for loan losses increased by $871,000, or 13.9%, to $7.2 million for the quarter ended March 31, 2013 from $6.3 million for the quarter ended March 31, 2012.  This increase is primarily due to a $24.1 million, or 35.8%, increase in TDRs compared to the prior year and the downgrade of a commercial real estate loan requiring a charge-off of $861,000 which was not previously reserved.  Partially offsetting these factors was a decrease in loans delinquent 90 or more days of $17.6 million, or 19.5%, to $72.6 million at March 31, 2013 from $90.2 million at March 31, 2012.

In determining the amount of the current period provision, we considered the current economic conditions, including unemployment levels and bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss factors.  Net charge-offs for the quarter ended March 31, 2013 were $8.4 million compared to $4.5 million for the quarter ended March

31, 2012.  Annualized net charge-offs to average loans increased to 0.59% for the quarter ended March 31, 2013 from 0.32% for the quarter ended March 31, 2012. We analyze the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.  We believe, to the best of our knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income

Noninterest income increased by $2.3 million, or 16.4%, to $15.9 million for the quarter ended March 31, 2013 from $13.6 million for the quarter ended March 31, 2012.  The increase is primarily attributable to an increase in insurance commission income and mortgage banking income and a decrease in loss on real estate owned. Loss on real estate owned decreased by $940,000, or 87.9%, to $130,000 for the quarter ended March 31, 2013 from $1.1 million for the quarter ended March 31, 2012. This decrease was due primarily to gains on the sale of properties and the reduction of our portfolio by $4.9 million, to $24.0 million compared to last year.  Insurance commission income increased by $577,000, or 33.6%, to $2.3 million for the quarter ended March 31, 2013 from $1.7 million for the quarter ended March 31, 2012 due to the acquisition of the Bert Insurance Group on December 31, 2012.  Mortgage banking income increased by $425,000, or 80.0%, to $956,000 for the quarter ended March 31, 2013 from $531,000 for the quarter ended March 31, 2012.  This increase resulted from increased sales of residential mortgage loans into the secondary market during the current quarter compared to the same period last year.  Partially offsetting these increases was a decrease in service charges and fees of $235,000, or 2.8%, to $8.2 million for the quarter ended March 31, 2013 from $8.4 million for the quarter ended March 31, 2012, due to lower loan and deposit fee income.

Noninterest Expense

Noninterest expense increased by $195,000, or 0.4%, to $51.5 million for the quarter ended March 31, 2013 from $51.3 million for the quarter ended March 31, 2012.  This increase is primarily the result of increases in premises and occupancy costs and other expense.  Premises and occupancy costs increased by $405,000, or 7.0%, to $6.2 million for the quarter ended March 31, 2013 from $5.7 million for the quarter ended March 31, 2012, due primarily to increased snow removal costs. Other expense increased by $453,000, or 24.7%, to $2.3 million for the quarter ended March 31, 2013 from $1.8 million for the quarter ended March 31, 2012, due primarily to the timing of charitable contributions.  These increases were partially offset by decreases in processing expense, federal deposit insurance premiums and real estate owned expense.  Processing expense decreased by $289,000, or 4.7%, to $5.9 million for the quarter ended March 31, 2013 from $6.1 million for the quarter ended March, 31 2012.  This decrease resulted primarily from lower ATM and debit card processing costs.  Federal deposit insurance premiums decreased by $182,000, or 11.2%, to $1.4 million for the quarter ended March 31, 2013 from $1.6 million for the quarter ended March 31, 2012. This decrease was due to changes by the FDIC in the factors used to calculate premiums.  Real estate owned expense decreased by $141,000, or 19.1%, to $599,000 for the quarter ended March 31, 2013 from $740,000 for the quarter ended March 31, 2012, due primarily to a reduction in the portfolio of foreclosed commercial properties.

Income Taxes

The provision for income taxes for the quarter ended March 31, 2013 increased by $137,000, or 2.2%, to $6.4 million, compared to the same period last year.  This increase in income tax is primarily a result of an increase in income before income taxes of $254,000, or 1.2%.  Our effective tax rate for the quarter ended March 31, 2013 was 29.6% compared to 29.3% for the prior year period.  We do not anticipate our effective tax rate to change substantially during the year.

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

	Quarter ended March 31,
	2013			2012
			Avg.			Avg.
	Average		yield/	Average		yield/
	balance	Interest	cost (f)	balance	Interest	cost (f)
Assets:
Interest-earning assets:
Loans receivable (a) (b) (includes FTE adjustments of $554 and $532, respectively)	$5,638,332	74,028	5.25%	5,579,071	78,691	5.67%
Mortgage-backed securities (c)	725,524	3,441	1.90%	746,954	4,691	2.51%
Investment securities (c) (includes FTE adjustments of $1,111and $1,317, respectively)	470,386	4,079	3.47%	343,059	4,336	5.06%
FHLB stock	46,868	38	0.32%	48,246	—	—
Other interest-earning deposits	452,385	251	0.22%	658,747	380	0.23%

Total interest-earning assets (includes FTE adjustments of $1,665 and $1,849, respectively)	7,333,495	81,837	4.46%	7,376,077	88,098	4.80%

Noninterest earning assets (d)	585,516			615,734

Total assets	$7,919,011			7,991,811

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings accounts	$1,180,487	894	0.31%	1,100,312	1,106	0.40%
Interest-bearing demand accounts	840,264	139	0.07%	785,935	227	0.12%
Money market accounts	1,107,522	742	0.27%	976,194	965	0.40%
Certificate accounts	1,849,782	6,039	1.32%	2,236,823	10,646	1.91%
Borrowed funds (e)	853,487	6,426	3.05%	833,843	6,477	3.12%
Junior subordinated debentures	103,094	1,405	5.45%	103,094	1,422	5.46%

Total interest-bearing liabilities	5,934,636	15,645	1.07%	6,036,201	20,843	1.38%

Noninterest bearing checking	768,071			715,558
Noninterest bearing liabilities	77,106			85,599

Total liabilities	6,779,813			6,837,358

Shareholders’ equity	1,139,198			1,154,453

Total liabilities and shareholders’ equity	$7,919,011			7,991,811

Net interest income/ Interest rate spread		66,192	3.39%		67,255	3.42%

Net interest-earning assets/ Net interest margin	$1,398,859		3.61%	1,339,876		3.65%

Ratio of interest-earning assets to interest-bearing liabilities	1.24X			1.22X

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

(f) Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans – 5.21% and 5.63%, respectively; Investment securities – 2.52% and 3.52%, respectively; interest-earning assets – 4.37% and 4.70%, respectively. GAAP basis net interest rate spreads were 3.30% and 3.31%, respectively; and GAAP basis net interest margins were 3.52% and 3.55%, respectively.

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

Quarters ended March 31, 2013 and 2012

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(5,668)	1,005	(4,663)
Mortgage-backed securities	(1,115)	(135)	(1,250)
Investment securities	(1,866)	1,609	(257)
FHLB stock	38	—	38
Other interest-earning deposits	(15)	(114)	(129)
Total interest-earning assets	(8,626)	2,365	(6,261)

Interest-bearing liabilities:
Savings accounts	(292)	80	(212)
Interest-bearing demand accounts	(104)	16	(88)
Money market accounts	(332)	109	(223)
Certificate accounts	(2,980)	(1,627)	(4,607)
Borrowed funds	(202)	151	(51)
Debentures	(17)	—	(17)
Total interest-bearing liabilities	(3,927)	(1,271)	(5,198)

Net change in net interest income	$(4,699)	3,636	(1,063)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the holding company for a savings bank, one of our primary market risks is interest rate risk.  Interest rate risk is the sensitivity of net interest income to variations in interest rates over a specified time period.  The sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or re-price.  We attempt to control interest rate risk by matching, within acceptable limits, the re-pricing periods of assets and liabilities.  We have attempted to limit our exposure to interest sensitivity by increasing core deposits, enticing customers to extend certificates of deposit maturities, borrowing funds with fixed-rates and longer maturities and by shortening the maturities of our assets by emphasizing the origination of more short-term fixed rate loans and adjustable rate loans. We also continue to sell a portion of the long-term, fixed-rate mortgage loans that we originate.  In addition, we purchase shorter term or adjustable-rate investment securities and mortgage-backed securities.

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

In an effort to assess market risk, we utilize a simulation model to determine the effect of immediate incremental increases and decreases in interest rates on net income and the market value of equity.  Certain assumptions are made regarding loan prepayments and decay rates of savings and interest-bearing demand accounts.  Because it is difficult to accurately project the market reaction of depositors and borrowers, the effect of actual changes in interest rates on these assumptions may differ from simulated results.  We have established the following guidelines for assessing interest rate risk:

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at March 31, 2013 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from March 31, 2013 levels.

	Increase			Decrease
	100 bps	200 bps	300 bps	100 bps
Non-parallel shift in interest rates over the next 12 months
Projected percentage increase/ (decrease) in net income	8.1%	15.5%	19.1%	(5.1)%
Projected increase/ (decrease) in return on average equity	7.9%	15.1%	18.6%	(5.0)%
Projected increase/ (decrease) in earnings per share	$0.06	$0.11	$0.13	$(0.03)
Projected percentage increase/ (decrease) in market value of equity	(3.4)%	(10.7)%	(17.3)%	(4.3)%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to a number of asserted and unasserted claims encountered in the normal course of business.  We believe that any additional liability, other than that which has already been accrued, that may result from such potential litigation will not have a material adverse effect on the financial statements.  However, we cannot presently determine whether or not any claims against us will have a material adverse effect on our results of operations in any future reporting period.  See Note 12.

Item 1A.  Risk Factors

There are no material changes to the risk factors as previously discussed in Item 1A, to Part I of our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)                                  Not applicable.

b.)                                  Not applicable.

c.)           The following table discloses information regarding the repurchase of shares of common stock during the quarter ending March 31, 2013:

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (1)	Maximum number of shares yet to be purchased under the plan (1)
January	—	$—	—	1,417,989
February	—	—	—	1,417,989
March	—	—	—	1,417,989
	—	$—

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (2)	Maximum number of shares yet to be purchased under the plan (2)
January	—	$—	—	5,000,000
February	—	—	—	5,000,000
March	—	—	—	5,000,000
	—	$—

(1)  Reflects the program for 4,750,000 shares announced Septenber 26, 2011.

(2)  Reflects the program for 5,000,000 shares announced December 13, 2012.

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	May 10, 2013	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	May 10, 2013	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller
(Principal Accounting Officer of the Registrant)