Form 10-Q
period 2013-06-30
Northwest Bancshares, Inc.
filed 2013-08-09
CIK 1471265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

Common Stock ($0.01 par value) 94,093,857 shares outstanding as of August 1, 2013

NORTHWEST BANCSHARES, INC.

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2013	2012
Assets
Cash and due from banks	$87,524	88,277
Interest-earning deposits in other financial institutions	359,997	362,794
Federal funds sold and other short-term investments	634	633
Marketable securities available-for-sale (amortized cost of $1,136,792 and $1,053,122)	1,144,953	1,079,074
Marketable securities held-to-maturity (fair value of $137,733 and $161,969)	133,439	155,081
Total cash and investments	1,726,547	1,685,859

Personal Banking:
Residential mortgage loans held for sale	296	15,441
Residential mortgage loans	2,414,347	2,400,208
Home equity loans	1,064,716	1,076,637
Other consumer loans	223,514	235,367
Total Personal Banking	3,702,873	3,727,653
Business Banking:
Commercial real estate loans	1,591,226	1,585,833
Commercial loans	397,308	388,994
Total Business Banking	1,988,534	1,974,827
Total loans	5,691,407	5,702,480
Allowance for loan losses	(72,590)	(73,219)
Total loans, net	5,618,817	5,629,261

Federal Home Loan Bank stock, at cost	48,240	46,834
Accrued interest receivable	23,171	23,313
Real estate owned, net	21,269	26,165
Premises and equipment, net	140,573	138,824
Bank owned life insurance	139,210	137,044
Goodwill	174,463	174,461
Other intangible assets	2,832	3,529
Other assets	68,692	77,310
Total assets	$7,963,814	7,942,600

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$796,137	755,429
Interest-bearing demand deposits	887,426	851,771
Savings deposits	2,337,183	2,271,311
Time deposits	1,762,346	1,886,089
Total deposits	5,783,092	5,764,600

Borrowed funds	857,344	860,047
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	103,094	103,094
Advances by borrowers for taxes and insurance	33,260	23,325
Accrued interest payable	1,043	888
Other liabilities	57,748	62,177
Total liabilities	6,835,581	6,814,131

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 93,877,847 and 93,652,960 shares issued and outstanding, respectively	939	937
Paid-in capital	613,520	613,249
Retained earnings	557,104	550,296
Unallocated common stock of employee stock ownership plan	(23,743)	(24,525)
Accumulated other comprehensive loss	(19,587)	(11,488)
Total shareholders’ equity	1,128,233	1,128,469
Total liabilities and shareholders’ equity	$7,963,814	7,942,600

See accompanying notes to unaaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Quarter ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income:
Loans receivable	$71,987	77,173	144,960	155,117
Mortgage-backed securities	3,308	4,409	6,749	9,100
Taxable investment securities	1,034	435	1,939	1,008
Tax-free investment securities	2,094	2,318	4,157	4,764
Interest-earning deposits	340	473	591	853
Total interest income	78,763	84,808	158,396	170,842

Interest expense:
Deposits	7,404	11,184	15,218	24,128
Borrowed funds	8,032	7,912	15,863	15,811
Total interest expense	15,436	19,096	31,081	39,939

Net interest income	63,327	65,712	127,315	130,903
Provision for loan losses	5,405	4,963	12,563	11,250
Net interest income after provision for loan losses	57,922	60,749	114,752	119,653

Noninterest income:
Impairment losses on securities	—	—	—	(545)
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	—	—	—	307
Net impairment losses	—	—	—	(238)
Gain/ (loss) on sale of investments, net	19	(44)	120	—
Service charges and fees	9,037	8,951	17,728	17,591
Trust and other financial services income	2,263	2,018	4,467	4,134
Insurance commission income	2,190	1,603	4,485	3,321
Loss on real estate owned, net	(2,285)	(582)	(2,415)	(1,652)
Income from bank owned life insurance	1,088	1,107	2,173	2,224
Mortgage banking income	236	789	1,192	1,320
Other operating income	865	1,244	2,041	2,241
Total noninterest income	13,413	15,086	29,791	28,941

Noninterest expense:
Compensation and employee benefits	28,156	27,416	56,086	55,254
Premises and occupancy costs	5,744	5,483	11,897	11,231
Office operations	3,866	3,340	7,134	6,664
Processing expenses	7,390	6,059	13,243	12,201
Marketing expenses	2,093	3,829	3,993	5,865
Federal deposit insurance premiums	1,424	1,418	2,862	3,038
Professional services	1,199	1,500	2,892	3,197
Amortization of other intangible assets	349	279	697	574
Real estate owned expense	600	571	1,199	1,311
Other expenses	1,985	2,071	4,274	3,907
Total noninterest expense	52,806	51,966	104,277	103,242

Income before income taxes	18,529	23,869	40,266	45,352

Federal and state income taxes	5,051	7,508	11,490	13,810

Net income	$13,478	16,361	28,776	31,542

Basic earnings per share	$0.15	0.17	0.32	0.33

Diluted earnings per share	$0.15	0.17	0.32	0.33

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Quarter ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Income	$13,478	16,361	28,776	31,542
Other comprehensive income net of tax:
Net unrealized holding gains/ (losses) on marketable securities:
Unrealized holding gains/ (losses) net of tax of $7,276, $(572), $6,841 and $(1,473), respectively	(11,399)	894	(10,729)	2,255
Other-than-temporary impairment on securities included in net income, net of tax of $0, $0, $0 and $(93), respectively	—	—	—	145
Reclassification adjustment for gains included in net income, net of tax of $44, $91, $87 and $122 respectively	(68)	(141)	(134)	(190)
Net unrealized holding gains/ (losses) on marketable securities	(11,467)	753	(10,863)	2,210

Change in fair value of interest rate swaps, net of tax of $(874), $410, $(1,241) and $48, respectively	1,626	(641)	2,306	(90)

Defined benefit plan:
Reclassification adjustment for prior period service costs included in net income, net of tax of $(123), $(232), $(246) and $(463), respectively	229	431	458	862

Other comprehensive income/ (loss)	(9,612)	543	(8,099)	2,982

Total comprehensive income	$3,866	16,904	20,677	34,524

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, expect per share data)

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Unallocated common stock	Total Shareholders’
Quarter ended June 30, 2012	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at March 31, 2012	97,593,396	$976	660,933	547,352	(20,787)	(25,568)	1,162,906

Comprehensive income:
Net income	—	—	—	16,361	—	—	16,361

Other comprehensive income, net of tax of $(303)	—	—	—	—	543	—	543

Total comprehensive income	—	—	—	16,361	543	—	16,904

Exercise of stock options	24,101	—	209	—	—	—	209

Stock compensation expense	263,377	3	1,041	—	—	376	1,420

Dividends paid ($0.12 per share)	—	—	—	(11,435)	—	—	(11,435)

Ending balance at June 30, 2012	97,880,874	$979	662,183	552,278	(20,244)	(25,192)	1,170,004

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Unallocated common stock	Total Shareholders’
Quarter ended June 30, 2013	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at March 31, 2013	93,802,335	$938	615,160	565,594	(9,975)	(24,137)	1,147,580

Comprehensive income:
Net income	—	—	—	13,478	—	—	13,478

Other comprehensive income, net of tax of $6,350	—	—	—	—	(9,612)	—	(9,612)

Total comprehensive income	—	—	—	13,478	(9,612)	—	3,866

Exercise of stock options	174,992	2	1,681	—	—	—	1,683

Stock compensation expense	269,320	3	1,134	—	—	394	1,531

Share repurchases	(368,800)	(4)	(4,455)	—	—	—	(4,459)

Dividends paid ($0.24 per share)	—	—	—	(21,968)	—	—	(21,968)

Ending balance at June 30, 2013	93,877,847	$939	613,520	557,104	(19,587)	(23,743)	1,128,233

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, expect per share data)

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Unallocated common stock	Total Shareholders’
Six months ended June 30, 2012	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2011	97,493,046	$975	659,523	543,598	(23,226)	(25,966)	1,154,904

Comprehensive income:
Net income	—	—	—	31,542	—	—	31,542

Other comprehensive income, net of tax of $(1,859)	—	—	—	—	2,982	—	2,982

Total comprehensive income	—	—	—	31,542	2,982	—	34,524

Exercise of stock options	124,451	1	994	—	—	—	995

Stock-based compensation expense	263,377	3	1,666	—	—	774	2,443

Dividends paid ($0.24 per share)	—	—	—	(22,862)	—	—	(22,862)

Ending balance at June 30, 2012	97,880,874	$979	662,183	552,278	(20,244)	(25,192)	1,170,004

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Unallocated common stock	Total Shareholders’
Six months ended June 30, 2013	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2012	93,652,960	$937	613,249	550,296	(11,488)	(24,525)	1,128,469

Comprehensive income:
Net income	—	—	—	28,776	—	—	28,776

Other comprehensive loss, net of tax of $5,441	—	—	—	—	(8,099)	—	(8,099)

Total comprehensive income	—	—	—	28,776	(8,099)	—	20,677

Exercise of stock options	324,367	3	2,898	—	—	—	2,901

Stock-based compensation expense	269,320	3	1,828	—	—	782	2,613

Share repurchases	(368,800)	(4)	(4,455)	—	—	—	(4,459)

Dividends paid ($0.24 per share)	—	—	—	(21,968)	—	—	(21,968)

Ending balance at June 30, 2013	93,877,847	$939	613,520	557,104	(19,587)	(23,743)	1,128,233

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six months ended
	June 30,
	2013	2012
OPERATING ACTIVITIES:
Net Income	$28,776	31,542
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,563	11,250
Net (gain)/ loss on sale of assets	(584)	832
Net depreciation, amortization and accretion	4,708	3,691
Decrease in other assets	11,200	15,464
Increase/ (decrease) in other liabilities	(21)	6,428
Net amortization/ (accretion) on marketable securities	59	(19)
Noncash impairment losses on investment securities	—	238
Noncash write-down of real estate owned	2,971	886
Origination of loans held for sale	(35,991)	(106,900)
Proceeds from sale of loans held for sale	51,673	95,315
Noncash compensation expense related to stock benefit plans	2,613	2,443
Net cash provided by operating activities	77,967	61,170

INVESTING ACTIVITIES:
Purchase of marketable securities available-for-sale	(227,595)	(144,666)
Proceeds from maturities and principal reductions of marketable securities available-for-sale	143,939	155,891
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	21,690	51,170
Proceeds from sale of marketable securities available-for-sale	—	—
Loan originations	(984,068)	(1,030,529)
Proceeds from loan maturities and principal reductions	962,424	902,818
Redemption/ (purchase) of Federal Home Loan Bank stock	(1,406)	2,101
Proceeds from sale of real estate owned	8,969	6,329
Sale of real estate owned for investment, net	228	228
Purchase of premises and equipment	(7,895)	(8,561)
Net cash used in investing activities	(83,714)	(65,219)

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

(in thousands)

	Six months ended
	June 30,
	2013	2012
FINANCING ACTIVITIES:
Increase in deposits, net	$18,492	25,545
Proceeds from long-term borrowings	30,000	—
Repayments of long-term borrowings	(34)	(34)
Net increase/ (decrease) in short-term borrowings	(32,669)	25,223
Increase in advances by borrowers for taxes and insurance	9,935	8,753
Cash dividends paid	(21,968)	(22,862)
Purchase of common stock for retirement	(4,459)	—
Proceeds from stock options exercised	2,901	995
Net cash provided by financing activities	2,198	37,620

Net increase/ (decrease) in cash and cash equivalents	$(3,549)	33,571

Cash and cash equivalents at beginning of period	$451,704	688,297
Net increase/ (decrease) in cash and cash equivalents	(3,549)	33,571
Cash and cash equivalents at end of period	$448,155	721,868

Cash and cash equivalents:
Cash and due from banks	$87,524	82,295
Interest-earning deposits in other financial institutions	359,997	638,940
Federal funds sold and other short-term investments	634	633
Total cash and cash equivalents	$448,155	721,868

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $13,707 and $20,736, respectively)	$30,926	39,801
Income taxes	$15,960	4,292

Non-cash activities:
Loans foreclosures and repossessions	$7,019	12,038
Sale of real estate owned financed by the Company	$296	380

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

(1)                                 Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company”) or (“NWBI”), a Maryland corporation  headquartered in Warren, Pennsylvania, is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  The Company was incorporated to be the successor to Northwest Bancorp, Inc. upon the completion of the mutual-to-stock conversion of Northwest Bancorp, MHC in December 2009.  The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”).  Northwest is regulated by the FDIC and the Pennsylvania Department of Banking.  At June 30, 2013, Northwest operated 166 community-banking offices throughout Pennsylvania, western New York, eastern Ohio and Maryland.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Settlement Agency, LLC, Northwest Consumer Discount Company, Northwest Financial Services, Inc., Northwest Advisors, Inc., Northwest Capital Group, Inc., Boetger & Associates, Inc., Allegheny Services, Inc., Great Northwest Corporation, Veracity Benefit Designs, Inc. and The Bert Company.  The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required for complete annual financial statements.  In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included.  The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 updated, as required, for any new pronouncements or changes.  The following sections of our Summary of Significant Accounting Principals have been updated since the filing of our form 10K and are included herein.

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

Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold stock of its district FHLB according to a predetermined formula.  This stock is recorded at cost.  Quarterly, we evaluate our investment in the FHLB of Pittsburgh for impairment.  We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes.  Based on our most recent evaluation, we have determined that no impairment write-downs are currently required.

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

A loan (from any class) is considered to be a trouble-debt restructured loan (TDR) when the restructuring constitutes a concession and the borrower is experiencing financial difficulties.  TDRs may include certain modifications of terms of loans, receipts of assets from borrowers in partial or full satisfaction of loans, or a combination thereof.  TDRs are impaired loans and are measured for impairment until the loan has performed in accordance with its modified terms for a reasonable period of time, generally six consecutive months.  A modified loan is determined to be a TDR based on the contractual terms as specified by the original loan agreements of the most recent modification.  Once classified a TDR, a loan is only removed from such classification under three circumstances: (1) the loan is paid off, (2) the loan is charged off, or (3) if, at the beginning of the current fiscal year, the loan has performed in accordance with the modified terms for a minimum of six consecutive months and at the time of modification the loan’s interest rate represented a then current market interest rate for a loan of similar risk.

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

The results of operations for the quarter ended and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other period.

Stock-Based Compensation

On May 15, 2013, we awarded employees 511,100 stock options and directors 79,200 stock options with an exercise price of $12.44 and a grant date fair value of $1.03 per stock option.  On May 15, 2013, we also awarded employees 240,700 restricted common shares and directors 29,700 restricted common shares with a grant date fair value of $12.55.  Awarded stock options and common shares vest over a ten-year period with the first vesting occurring on the grant date.  Stock-based compensation expense of $1.5 million and $1.4 million for the quarter ended June 30, 2013 and 2012, respectively, and $2.6 million and $2.4 million for the six months ended June 30, 2013 and 2012, respectively, was recognized in compensation expense relating to our stock benefit plans.  At June 30, 2013 there was compensation expense of $5.6 million to be recognized for awarded but unvested stock options and $16.2 million for unvested common shares.

Income Taxes- Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of June 30, 2013 we had no liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in federal and state income taxes and (2) refund claims in other operating income.  We recognize penalties (if any) in federal and state income taxes.  There is no amount accrued for the payment of interest or penalties at June 30, 2013.  We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2011, 2010 and 2009.

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

At or for the quarter ended:

	Community	Consumer
June 30, 2013 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$73,236	5,218	309	78,763
Intersegment interest income	676	—	(676)	—
Interest expense	14,162	676	598	15,436
Provision for loan losses	4,700	705	—	5,405
Noninterest income	12,986	414	13	13,413
Noninterest expense	49,447	3,144	215	52,806
Income tax expense (benefit)	5,024	459	(432)	5,051
Net income	13,565	648	(735)	13,478
Total assets	$7,811,048	111,102	41,664	7,963,814

	Community	Consumer
June 30, 2012 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$79,041	5,512	255	84,808
Intersegment interest income	738	—	(738)	—
Interest expense	17,785	738	573	19,096
Provision for loan losses	4,250	713	—	4,963
Noninterest income	14,490	581	15	15,086
Noninterest expense	48,587	3,180	199	51,966
Income tax expense (benefit)	7,304	647	(443)	7,508
Net income	16,343	815	(797)	16,361
Total assets	$7,881,277	116,262	40,457	8,037,996

(1)  Eliminations consist of intercompany loans, interest income and interest expense.

At or for the six months ended:

	Community	Consumer
June 30, 2013 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$147,330	10,419	647	158,396
Intersegment interest income	1,376	—	(1,376)	—
Interest expense	28,556	1,376	1,149	31,081
Provision for loan losses	11,006	1,557	—	12,563
Noninterest income	29,010	733	48	29,791
Noninterest expense	97,559	6,288	430	104,277
Income tax expense (benefit)	11,535	801	(846)	11,490
Net income	29,060	1,130	(1,414)	28,776
Total assets	$7,811,048	111,102	41,664	7,963,814

	Community	Consumer
June 30, 2012 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$159,231	11,043	568	170,842
Intersegment interest income	1,486	—	(1,486)	—
Interest expense	37,325	1,486	1,128	39,939
Provision for loan losses	9,750	1,500	—	11,250
Noninterest income	27,787	1,092	62	28,941
Noninterest expense	96,465	6,376	401	103,242
Income tax expense (benefit)	13,525	1,151	(866)	13,810
Net income	31,439	1,622	(1,519)	31,542
Total assets	$7,881,277	116,262	40,457	8,037,996

(1)  Eliminations consist of intercompany loans, interest income and interest expense.

(3)                                 Investment securities and impairment of investment securities

The following table shows the portfolio of investment securities available-for-sale at June 30, 2013 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$36	—	—	36

Debt issued by government sponsored enterprises:
Due in one year or less	1,999	2	—	2,001
Due in one year - five years	207,441	160	(4,645)	202,956
Due in five years - ten years	112,750	162	(2,473)	110,439

Equity securities	15,527	11,999	(79)	27,447

Municipal securities:
Due in one year - five years	9,676	178	—	9,854
Due in five years - ten years	16,250	414	—	16,664
Due after ten years	87,878	2,124	(182)	89,820

Corporate debt issues:
Due after ten years	22,176	609	(2,273)	20,512

Residential mortgage-backed securities:
Fixed rate pass-through	95,476	3,589	(1,226)	97,839
Variable rate pass-through	90,974	4,414	(11)	95,377
Fixed rate non-agency CMOs	4,576	545	—	5,121
Fixed rate agency CMOs	296,311	1,845	(7,477)	290,679
Variable rate non-agency CMOs	718	—	(24)	694
Variable rate agency CMOs	175,004	767	(257)	175,514
Total residential mortgage-backed securities	663,059	11,160	(8,995)	665,224
Total marketable securities available-for-sale	$1,136,792	26,808	(18,647)	1,144,953

The following table shows the portfolio of investment securities available-for-sale at December 31, 2012 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$40	—	—	40

Debt issued by government sponsored enterprises:
Due in one year or less	1,999	5	—	2,004
Due in one year - five years	140,352	183	(22)	140,513
Due in five years - ten years	95,602	460	(265)	95,797

Equity securities	13,301	6,025	(22)	19,304

Municipal securities:
Due in one year - five years	9,629	233	—	9,862
Due in five years - ten years	17,355	668	—	18,023
Due after ten years	100,644	5,679	—	106,323

Corporate debt issues:
Due after ten years	24,911	483	(2,691)	22,703

Residential mortgage-backed securities:
Fixed rate pass-through	85,134	6,266	—	91,400
Variable rate pass-through	104,591	5,314	(6)	109,899
Fixed rate non-agency CMOs	5,700	156	(236)	5,620
Fixed rate agency CMOs	227,608	3,462	(744)	230,326
Variable rate non-agency CMOs	873	—	(20)	853
Variable rate agency CMOs	225,383	1,345	(321)	226,407
Total residential mortgage-backed securities	649,289	16,543	(1,327)	664,505
Total marketable securities available-for-sale	$1,053,122	30,279	(4,327)	1,079,074

The following table shows the portfolio of investment securities held-to-maturity at June 30, 2013 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Municipal securities:
Due in five years - ten years	$5,712	170	—	5,882
Due after ten years	63,591	1,922	—	65,513

Residential mortgage-backed securities:
Fixed rate pass-through	12,791	526	—	13,317
Variable rate pass-through	5,745	155	—	5,900
Fixed rate agency CMOs	42,875	1,495	—	44,370
Variable rate agency CMOs	2,725	26	—	2,751
Total residential mortgage-backed securities	64,136	2,202	—	66,338
Total marketable securities held-to-maturity	$133,439	4,294	—	137,733

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2012 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Municipal securities:
Due in five years - ten years	$3,679	160	—	3,839
Due after ten years	65,596	3,743	—	69,339

Residential mortgage-backed securities:
Fixed rate pass-through	16,369	912	—	17,281
Variable rate pass-through	6,548	—	(14)	6,534
Fixed rate agency CMOs	56,713	2,006	—	58,719
Variable rate agency CMOs	6,176	81	—	6,257
Total residential mortgage-backed securities	85,806	2,999	(14)	88,791
Total marketable securities held-to-maturity	$155,081	6,902	(14)	161,969

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

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2013 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$280,143	(7,118)	—	—	280,143	(7,118)
Municipal securities	4,969	(182)	—	—	4,969	(182)
Corporate issues	870	(21)	4,034	(2,252)	4,904	(2,273)
Equity securities	543	(79)	—	—	543	(79)
Residential mortgage- backed securities - non-agency	—	—	694	(24)	694	(24)
Residential mortgage- backed securities - agency	327,653	(8,809)	34,333	(162)	361,986	(8,971)

Total temporarily impaired securities	$614,178	(16,209)	39,061	(2,438)	653,239	(18,647)

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2012 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$70,128	(286)	6,537	(1)	76,665	(287)
Corporate debt issues	850	(39)	12,095	(2,652)	12,945	(2,691)
Equity securities	601	(21)	17	(1)	618	(22)
Residential mortgage- backed securities - non-agency	—	—	4,357	(256)	4,357	(256)
Residential mortgage- backed securities - agency	167,294	(1,055)	14,231	(30)	181,525	(1,085)

Total temporarily impaired securities	$238,873	(1,401)	37,237	(2,940)	276,110	(4,341)

Corporate issues

At June 30, 2013, we had five investments with a total amortized cost of $6.3 million and total fair value of $4.0 million, where the amortized cost exceeded the carrying value for more than 12 months.  These investments were three single issuer trust preferred investments and two pooled trust preferred investments.  The single issuer trust preferred investments were evaluated for other-than-temporary impairment by determining the strength of the underlying issuer.  In all cases, the underlying issuer was “well-capitalized” for regulatory purposes. None of the issuers have deferred interest payments or announced the intention to defer interest payments.  We believe the decline in fair value is related to the spread over three month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR is significantly lower than current market spreads on similar investments.  We concluded the impairment of these three investments was considered noncredit related.  In making that determination, we also considered the duration and the severity of the losses and whether we intend to hold these securities until the value is recovered, the securities are redeemed or maturity.  The pooled trust preferred investments were evaluated for other-than-temporary impairment by considering the duration and severity of the losses, actual cash flows, projected cash flows, performing collateral, the class of investment owned and the amount of additional defaults the structure could withstand prior to the investment experiencing a disruption in cash flows.  Neither of the investments experienced a cash flow disruption or are projecting a cash flow disruption.  We concluded, based on all facts evaluated, the impairment of these two investments was noncredit related.  Management asserts that we do not have the intent to sell these investments and that it is more likely than not, we will not have to sell the investments before recovery of their cost basis.

The following table provides class, amortized cost, fair value and ratings information for our portfolio of corporate securities that have an unrealized loss at June 30, 2013 (in thousands):

		Total
		Amortized	Fair	Unrealized	Moody’s/ Fitch
Description	Class	cost	value	losses	ratings
Bank Boston Capital Trust (1)	N/A	$989	786	(203)	Ba2/ BB+
Huntington Capital Trust	N/A	1,428	1,059	(369)	Baa3/ BB
Commercebank Capital Trust	N/A	891	870	(21)	Not rated
Ocean Shore Capital Trust	N/A	869	830	(39)	Not rated
I-PreTSL I	Mezzanine	1,500	591	(909)	Not rated/ CCC
I-PreTSL II	Mezzanine	1,500	768	(732)	Not rated/ B
		$7,177	4,904	(2,273)

(1)   Bank Boston was acquired by Bank of America.

The following table provides collateral information on the pooled trust preferred securities included in the previous table at June 30, 2013 (in thousands):

				Additional
				immediate
				defaults before
		Current		causing an
	Total	deferrals	Performing	interest
Description	collateral	and defaults	collateral	shortfall
I-PreTSL I	$188,500	32,500	156,000	100,845
I-PreTSL II	325,500	24,500	301,000	165,965

Mortgage-backed securities

Mortgage-backed securities include agency (FNMA, FHLMC, GNMA and SBA) mortgage-backed securities and non-agency collateralized mortgage obligations (“CMOs”).  We review our portfolio of mortgage-backed securities quarterly for impairment.  As of June 30, 2013, we believe the impairment within our portfolio of agency mortgage-backed securities is noncredit related.  As of June 30, 2013, we had seven non-agency CMOs with a total amortized cost of $5.3 million and a total fair value of $5.8 million. Included in this total was one non-agency CMO with an amortized cost of $718,000 and a fair value of $694,000, where the amortized cost exceeded the fair value for more than 12 months.  During the quarter and six months ended June 30, 2013, we did not recognize other-than-temporary credit related impairment on this security.  We determined the impairment was noncredit related by analyzing cash flow estimates, estimated prepayment speeds, loss severity and conditional default rates.  We considered the discounted cash flow analysis as our primary evidence when we determined that the impairment on this security was noncredit related.

The following table shows issuer specific information, amortized cost, fair value, unrealized gain or loss and other-than-temporary impairment recorded in earnings for the portfolio of non-agency CMOs at June 30, 2013 (in thousands):

					Total
				Impairment	impairment
				recorded in	recorded in
	Amortized	Fair	Unrealized	current period	prior period
Description	cost	value	gain/ (loss)	earnings	earnings
AMAC 2003-6 2A2	$150	154	4	—	—
AMAC 2003-6 2A8	311	319	8	—	—
BOAMS 2005-11 1A8	135	280	145	—	(146)
CWALT 2005-J14 A3	3,432	3,815	383	—	(1,007)
CFSB 2003-17 2A2	324	325	1	—	—
WAMU 2003-S2 A4	224	228	4	—	—
WFMBS 2003-B A2	718	694	(24)	—	—
	$5,294	5,815	521	—	(1,153)

Municipal Securities

We review our portfolio of municipal securities quarterly for impairment.  We initially evaluate municipal securities for other-than-temporary impairment by comparing the fair value, provided to us by a third party pricing source using quoted prices for similar assets that are actively traded, to the carrying value.  When an investment’s fair value is below 80% of the amortized cost we then assess the stated interest rate and compare the stated interest rate to current market interest rates to determine if the decline in fair value is considered to be attributable to interest rates.  If the stated interest rate approximates current interest rates for similar securities, we determine if the investment is rated and if so, if the rating has changed in the current period.  If the rating has not changed during the current period, we review publicly available information to determine if there has been any negative change in the underlying municipality.  As of June 30, 2013, none of the investments in our municipal securities portfolio had an amortized cost that exceeded the fair value for more than twelve months.

Credit related other-than-temporary impairment on all debt securities is recognized in earnings while noncredit related other-than-temporary impairment on available-for-sale debt securities, not expected to be sold, is recognized in other comprehensive income.

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the quarter ended (in thousands):

	2013	2012
Beginning balance at April 1, (1)	$9,744	10,560
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the quarter	(47)	(664)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at June 30,	$9,697	9,896

(1) — The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the six months ended (in thousands):

	2013	2012
Beginning balance at Janaury 1, (1)	$9,811	11,633
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the year	(114)	(1,975)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	238
Ending balance at June 30,	$9,697	9,896

(1) — The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(4)                                 Loans receivable

The following table shows a summary of our loans receivable at June 30, 2013 and December 31, 2012 (in thousands):

	June 30,	December 31,
	2013	2012
Personal Banking:
Loans held for sale	$296	15,441
Residential mortgage loans	2,424,478	2,416,419
Home equity loans	1,064,716	1,076,637
Other consumer loans	223,514	235,367
Total Personal Banking	3,713,004	3,743,864

Business Banking:
Commercial real estate	1,650,635	1,615,701
Commercial loans	441,519	432,944
Total Business Banking	2,092,154	2,048,645
Total loans receivable, gross	5,805,158	5,792,509

Deferred loan fees	493	(1,624)
Allowance for loan losses	(72,590)	(73,219)
Undisbursed loan proceeds:
Residential mortgage loans	(10,624)	(14,587)
Commercial real estate	(59,409)	(29,868)
Commercial loans	(44,211)	(43,950)
Total loans receivable, net	$5,618,817	5,629,261

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended June 30, 2013 (in thousands):

	Balance June 30, 2013	Current period provision	Charge-offs	Recoveries	Balance March 31, 2013
Personal Banking:
Residental mortgage loans	$7,859	583	(777)	175	7,878
Home equity loans	8,350	914	(805)	30	8,211
Other consumer loans	4,823	963	(1,280)	280	4,860
Total Personal Banking	21,032	2,460	(2,862)	485	20,949

Business Banking:
Commercial real estate loans	35,558	2,500	(2,696)	194	35,560
Commercial loans	11,786	258	(542)	597	11,473
Total Business Banking	47,344	2,758	(3,238)	791	47,033

Unallocated	4,214	187	—	—	4,027

Total	$72,590	5,405	(6,100)	1,276	72,009

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended June 30, 2012 (in thousands):

	Balance June 30, 2012	Current period provision	Charge-offs	Recoveries	Balance March 31, 2012
Personal Banking:
Residental mortgage loans	$7,997	1,250	(1,219)	102	7,864
Home equity loans	8,634	1,240	(589)	36	7,947
Other consumer loans	4,665	1,339	(1,504)	241	4,589
Total Personal Banking	21,296	3,829	(3,312)	379	20,400

Business Banking:
Commercial real estate loans	34,781	1,774	(2,959)	675	35,291
Commercial loans	9,431	(712)	(2,719)	142	12,720
Total Business Banking	44,212	1,062	(5,678)	817	48,011

Unallocated	4,602	72	—	—	4,530

Total	$70,110	4,963	(8,990)	1,196	72,941

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2013 (in thousands):

	Balance June 30, 2013	Current period provision	Charge-offs	Recoveries	Balance December 31, 2012
Personal Banking:
Residental mortgage loans	$7,859	1,035	(1,456)	278	8,002
Home equity loans	8,350	1,138	(1,175)	93	8,294
Other consumer loans	4,823	1,759	(2,684)	592	5,156
Total Personal Banking	21,032	3,932	(5,315)	963	21,452

Business Banking:
Commercial real estate loans	35,558	7,357	(6,686)	388	34,499
Commercial loans	11,786	1,086	(3,222)	680	13,242
Total Business Banking	47,344	8,443	(9,908)	1,068	47,741

Unallocated	4,214	188	—	—	4,026

Total	$72,590	12,563	(15,223)	2,031	73,219

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2012 (in thousands):

	Balance June 30, 2012	Current period provision	Charge-offs	Recoveries	Balance December 31, 2011
Personal Banking:
Residental mortgage loans	$7,997	1,577	(2,262)	200	8,482
Home equity loans	8,634	1,368	(1,481)	60	8,687
Other consumer loans	4,665	1,546	(2,791)	585	5,325
Total Personal Banking	21,296	4,491	(6,534)	845	22,494

Business Banking:
Commercial real estate loans	34,781	6,093	(4,432)	972	32,148
Commercial loans	9,431	480	(3,368)	239	12,080
Total Business Banking	44,212	6,573	(7,800)	1,211	44,228

Unallocated	4,602	186	—	—	4,416

Total	$70,110	11,250	(14,334)	2,056	71,138

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at June 30, 2013 (in thousands):

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual (1)	Recorded investment in loans past due 90 days or more and still accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residental mortgage loans	$2,414,643	7,859	27,276	—	4,385	849	—
Home equity loans	1,064,716	8,350	9,745	—	1,981	362	—
Other consumer loans	223,514	4,823	1,849	—	—	—	—
Total Personal Banking	3,702,873	21,032	38,870	—	6,366	1,211	—

Business Banking:
Commercial real estate loans	1,591,226	35,558	55,138	—	49,084	7,060	482
Commercial loans	397,308	11,786	26,558	—	31,067	3,517	3,656
Total Business Banking	1,988,534	47,344	81,696	—	80,151	10,577	4,138

Total	$5,691,407	68,376	120,566	—	86,517	11,788	4,138

(1)   Includes $42.0 million of nonaccrual TDRs.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2012 (in thousands):

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual (1)	Recorded investment in loans past due 90 days or more and still accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residental mortgage loans	$2,415,649	8,002	25,083	9	5,045	1,074	—
Home equity loans	1,076,637	8,294	9,114	2	1,891	266	—
Other consumer loans	235,367	5,156	1,980	776	—	—	—
Total Personal Banking	3,727,653	21,452	36,177	787	6,936	1,340	—

Business Banking:
Commercial real estate loans	1,585,833	34,499	57,861	388	49,826	7,322	391
Commercial loans	388,994	13,242	26,174	523	32,682	4,112	2,596
Total Business Banking	1,974,827	47,741	84,035	911	82,508	11,434	2,987

Total	$5,702,480	69,193	120,212	1,698	89,444	12,774	2,987

(1)   Includes $41.2 million of nonaccrual TDRS.

The following table provides geographical and delinquency information related to the loan portfolio by portfolio segment and class of financing receivable at June 30, 2013 (in thousands):

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Recorded investment in loans receivable:
Personal Banking:
Residential mortgage loans	$2,039,800	156,543	18,441	144,707	55,152	2,414,643
Home equity loans	909,012	111,977	10,107	27,656	5,964	1,064,716
Other consumer loans	206,322	9,914	2,896	1,247	3,135	223,514
Total Personal Banking	3,155,134	278,434	31,444	173,610	64,251	3,702,873

Business Banking:
Commercial real estate loans	886,468	463,079	27,302	137,357	77,020	1,591,226
Commercial loans	282,764	61,133	17,488	25,496	10,427	397,308
Total Business Banking	1,169,232	524,212	44,790	162,853	87,447	1,988,534

Total	$4,324,366	802,646	76,234	336,463	151,698	5,691,407

Percentage of total loans in geographic area	76.0%	14.1%	1.3%	5.9%	2.7%	100.0%

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Loans 90 or more days delinquent:
Personal Banking:
Residential mortgage loans	$15,725	1,663	230	3,503	2,609	23,730
Home equity loans	5,546	1,505	87	1,287	182	8,607
Other consumer loans	1,664	21	4	4	13	1,706
Total Personal Banking	22,935	3,189	321	4,794	2,804	34,043

Business Banking:
Commercial real estate loans	15,865	381	—	2,483	2,143	20,872
Commercial loans	4,394	2,718	—	861	622	8,595
Total Business Banking	20,259	3,099	—	3,344	2,765	29,467

Total	$43,194	6,288	321	8,138	5,569	63,510

Percentage of loans 90 or more days delinquent in geographic area.	1.0%	0.8%	0.4%	2.4%	3.7%	1.1%

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

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the six months ended June 30, 2013 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residental mortgage loans	$23,730	3,546	—	3,090	30,366	30,378	362
Home equity loans	8,607	1,138	—	1,526	11,271	10,439	183
Other consumer loans	1,706	143	—	—	1,849	1,857	21
Total Personal Banking	34,043	4,827	—	4,616	43,486	42,674	566

Business Banking:
Commercial real estate loans	20,872	34,266	35,398	12,311	102,847	86,633	1,797
Commercial loans	8,595	17,963	4,375	5,884	36,817	44,591	578
Total Business Banking	29,467	52,229	39,773	18,195	139,664	131,224	2,375

Total	$63,510	57,056	39,773	22,811	183,150	173,898	2,941

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

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at June 30, 2013 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residental mortgage loans	$2,409,954	4,689	4,689	850	—
Home equity loans	1,062,649	2,067	2,067	362	—
Other consumer loans	223,394	120	120	1	—
Total Personal Banking	3,695,997	6,876	6,876	1,213	—

Business Banking:
Commercial real estate loans	1,513,176	78,050	58,040	9,153	20,010
Commercial loans	363,314	33,994	31,690	4,773	2,304
Total Business Banking	1,876,490	112,044	89,730	13,926	22,314

Total	$5,572,487	118,920	96,606	15,139	22,314

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

Our loan portfolios include certain loans that have been modified in a troubled debt restructuring (TDR), where concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include: extending the note’s maturity date, permitting interest only payments, reducing the interest rate to a rate lower than current market rates for new debt with similar risk, reducing the principal payment, principal forbearance or other actions.  These concessions are applicable to all loan segments and classes. Certain TDRs are classified as nonperforming at the time of restructuring and may be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, the loan’s observable market price or the current fair value of the collateral, less selling costs, for collateral dependent loans.  If we determine that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.  In periods subsequent to modification, we evaluate all TDRs, including those that have payment defaults, for possible impairment, using ASC 310-10. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan.

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

During the six months ended June 30, 2013, four home equity loan TDRs with a combined balance of $99,000, two residential mortgage loan TDRs with a combined balance of $172,000, four commercial real estate loan TDRs with a combined balance of $1.1 million and two commercial loan TDRs with a combined balance of $17,000 were charged off.  Additionally, two home equity loan TDRs with a combined balance of $7,000, one residential mortgage loan TDR with a balance of $109,000, five commercial real estate loan TDRs with a combined balance of $851,000 and ten commercial loan TDRs with a combined balance of $2.0 million were paid off.

The following table provides a roll forward of troubled debt restructurings for the periods indicated (in thousands):

	For the six months ended June 30,		For the year ended December 31,
	2013	2012	2012
Beginning TDR balance:	$89,444	69,429	69,429
New TDRs (1)	9,333	23,170	56,845
Net paydowns	(7,924)	(12,728)	(25,205)
Charge-offs	(1,351)	(554)	(2,704)
Paid-off loans	(2,985)	(846)	(8,921)
Ending TDR balance:	$86,517	78,471	89,444

Accruing TDRs	$44,474	50,129	48,278
Non-accrual TDRs	42,043	28,342	41,166

(1)    For December 31, 2012, includes $3.0 million of loans added in accordance with recent regulatory guidance requiring loans discharged under bankruptcy proceedings and not reaffirmed by the borrower to be charged-off to their collateral value and to be considered TDRs regardless of their payment delinquency status.

The following table provides information related to troubled debt restructurings by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended June 30, 2013				For the six months ended June 30, 2013
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	—	$—	—	—	2	$179	161	26
Home equity loans	1	4	3	—	4	291	285	133
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	1	4	3	—	6	470	446	159

Business Banking:
Commercial real estate loans	2	3,665	3,616	47	35	7,082	6,004	306
Commercial loans	3	53	38	5	24	1,781	1,658	220
Total Business Banking	5	3,718	3,654	52	59	8,863	7,662	526

Total	6	$3,722	3,657	52	65	$9,333	8,108	685

Troubled debt restructurings that subsequently defaulted:
Personal Banking:
Residential mortgage loans	1	$60	60	16	1	$60	60	16
Home equity loans	1	53	58	33	2	237	188	140
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	2	113	118	49	3	297	248	156

Business Banking:
Commercial real estate loans	1	211	208	59	4	1,785	1,630	127
Commercial loans	2	2,487	2,636	146	6	5,413	3,713	304
Total Business Banking	3	2,698	2,844	205	10	7,198	5,343	431

Total	5	$2,811	2,962	254	13	$7,495	5,591	587

The following table provides information related to troubled debt restructurings by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

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

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the six months ended June 30, 2013 (dollars in thousands):

	Number of re-	Type of modification
	modified			Maturity
	TDRs	Rate	Payment	date	Other	Total
Personal Banking:
Residental mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Business Banking:
Commercial real estate loans	2	—	—	3,616	—	3,616
Commercial loans	1	—	—	10	—	10
Total Business Banking	3	—	—	3,626	—	3,626

Total	3	$—	—	3,626	—	3,626

No TDRs were re-modified during the six months ended June 30, 2012.

The following table provides information related to loan delinquencies at June 30, 2013 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$3,741	8,516	23,730	35,987	2,378,656	2,414,643
Home equity loans	4,993	1,361	8,607	14,961	1,049,755	1,064,716
Other consumer loans	4,334	1,470	1,706	7,510	216,004	223,514
Total Personal Banking	13,068	11,347	34,043	58,458	3,644,415	3,702,873

Business Banking:
Commercial real estate loans	7,982	3,170	20,872	32,024	1,559,202	1,591,226
Commercial loans	952	2,389	8,595	11,936	385,372	397,308
Total Business Banking	8,934	5,559	29,467	43,960	1,944,574	1,988,534

Total	$22,002	16,906	63,510	102,418	5,588,989	5,691,407

The following table provides information related to loan delinquencies at December 31, 2012 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$32,921	9,387	24,286	66,594	2,349,055	2,415,649
Home equity loans	6,534	1,977	8,479	16,990	1,059,647	1,076,637
Other consumer loans	5,456	1,830	1,936	9,222	226,145	235,367
Total Personal Banking	44,911	13,194	34,701	92,806	3,634,847	3,727,653

Business Banking:
Commercial real estate loans	13,001	4,596	24,550	42,147	1,543,686	1,585,833
Commercial loans	3,233	10,158	9,096	22,487	366,507	388,994
Total Business Banking	16,234	14,754	33,646	64,634	1,910,193	1,974,827

Total	$61,145	27,948	68,347	157,440	5,545,040	5,702,480

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

The following table sets forth information about credit quality indicators, which were updated during the quarter ended June 30, 2013 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$2,396,268	—	17,089	—	1,286	2,414,643
Home equity loans	1,056,154	—	8,562	—	—	1,064,716
Other consumer loans	222,365	—	1,149	—	—	223,514
Total Personal Banking	3,674,787	—	26,800	—	1,286	3,702,873

Business Banking:
Commercial real estate loans	1,382,750	60,700	145,052	2,724	—	1,591,226
Commercial loans	329,619	13,089	52,382	2,218	—	397,308
Total Business Banking	1,712,369	73,789	197,434	4,942	—	1,988,534

Total	$5,387,156	73,789	224,234	4,942	1,286	5,691,407

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2012 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$2,395,809	—	18,743	48	1,049	2,415,649
Home equity loans	1,068,183	—	8,454	—	—	1,076,637
Other consumer loans	234,106	—	1,261	—	—	235,367
Total Personal Banking	3,698,098	—	28,458	48	1,049	3,727,653

Business Banking:
Commercial real estate loans	1,352,118	68,130	163,751	1,834	—	1,585,833
Commercial loans	320,228	13,077	52,742	2,947	—	388,994
Total Business Banking	1,672,346	81,207	216,493	4,781	—	1,974,827

Total	$5,370,444	81,207	244,951	4,829	1,049	5,702,480

(5)                                 Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	June 30,	December 31,
	2013	2012
Amortizable intangible assets:
Core deposit intangibles — gross	$30,578	30,578
Acquisitions	—	—
Less: accumulated amortization	(30,388)	(30,181)
Core deposit intangibles — net	190	397
Customer and Contract intangible assets — gross	6,197	3,779
Acquisition of The Bert Company	—	2,418
Less: accumulated amortization	(3,555)	(3,065)
Customer and Contract intangible assets — net	$2,642	3,132

The following table shows the actual aggregate amortization expense for the three and six months ended June 30, 2013 and 2012, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended June 30, 2013	$349
For the quarter ended June 30, 2012	279
For the six months ended June 30, 2013	697
For the six months ended June 30, 2012	574
For the year ending December 31, 2013	1,210
For the year ending December 31, 2014	814
For the year ending December 31, 2015	571
For the year ending December 31, 2016	415
For the year ending December 31, 2017	259
For the year ending December 31, 2018	173

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2011	$170,269	1,613	171,882
Goodwill acquired	2,579	—	2,579
Impairment losses	—	—	—
Balance at December 31, 2012	172,848	1,613	174,461
Goodwill acquired	2	—	2
Impairment losses	—	—	—
Balance at June 30, 2013	$172,850	1,613	174,463

We performed our annual goodwill impairment test as of June 30, 2013 and concluded that goodwill was not impaired.  See the Overview of Critical Accounting Policies Involving Estimates section for a description of our testing procedures.

(6)                             Guarantees

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures.  Collateral may be obtained based on management’s credit assessment of the customer.  At June 30, 2013, the maximum potential amount of future payments we could be required to make under these standby letters of credit was $43.5 million, of which $42.9 million is fully collateralized.  At June 30, 2013, we had a liability, which represents deferred income, of $868,000 related to the standby letters of credit.  There are no recourse provisions that would enable us to recover any amounts from third parties.

(7)                           Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  All stock options outstanding during the quarter and six months ended June 30, 2013 were included in the computation of diluted earnings per share because the stock options’ exercise price was less than the average market price of the common shares of $12.45 and $12.51, respectively.  Stock options to purchase 3,211,267 shares of common stock with a weighted average exercise price of $12.28 per share were outstanding during the quarter and six months ended June 30, 2012 but were not included in the computation of diluted earnings per share for these periods because the options’ exercise price was greater than the average market price of the common shares of $11.91 and $12.27, respectively.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Quarter ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Reported net income	$13,478	16,361	28,776	31,542

Weighted average common shares outstanding	90,423,717	94,294,956	90,413,780	94,205,239
Dilutive potential shares due to effect of stock options	493,419	205,921	484,258	377,866
Total weighted average common shares and dilutive potential shares	90,917,136	94,500,877	90,898,038	94,583,105

Basic earnings per share:	$0.15	0.17	0.32	0.33

Diluted earnings per share:	$0.15	0.17	0.32	0.33

(8)                                 Pension and Other Post-retirement Benefits

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

The following table sets forth the net periodic costs for the defined benefit pension plans and post-retirement healthcare plans for the periods indicated (in thousands):

Components of net periodic benefit cost

	Quarter ended June 30,
	Pension benefits		Other post-retirement benefits
	2013	2012	2013	2012
Service cost	$1,138	1,857	—	—
Interest cost	1,301	1,433	16	16
Expected return on plan assets	(2,138)	(1,948)	—	—
Amortization of prior service cost	(580)	(40)	—	—
Amortization of the net loss	919	690	13	13
Net periodic benefit cost	$640	1,992	29	29

Components of net periodic benefit cost

	Six months ended June 30,
	Pension benefits		Other post-retirement benefits
	2013	2012	2013	2012
Service cost	$2,276	3,715	—	—
Interest cost	2,602	2,865	32	33
Expected return on plan assets	(4,276)	(3,896)	—	—
Amortization of prior service cost	(1,160)	(80)	—	—
Amortization of the net loss	1,838	1,380	26	25
Net periodic benefit cost	$1,280	3,984	58	58

We made no contribution to our pension or other post-retirement benefit plans during the six months ended June 30, 2013.  While we are not required to make a minimum contribution, we anticipate making a tax-deductible contribution of approximately $4.5 million to our defined benefit pension plan for the year ending December 31, 2013.

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At June 30, 2013 and December 31, 2012, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at June 30, 2013:

	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$448,155	448,155	448,155	—	—
Securities available-for-sale	1,144,953	1,144,953	27,447	1,106,161	11,345
Securities held-to-maturity	133,439	137,733	—	137,733	—
Loans receivable, net	5,618,817	5,853,630	296	—	5,853,334
Accrued interest receivable	23,171	23,171	23,171	—	—
FHLB Stock	48,240	48,240	—	—	—
Total financial assets	$7,416,775	7,655,882	499,069	1,243,894	5,864,679

Financial liabilities:
Savings and checking accounts	$4,020,746	4,020,746	4,020,746	—	—
Time deposits	1,762,346	1,800,768	—	—	1,800,768
Borrowed funds	857,344	883,317	131,862	—	751,455
Junior subordinated debentures	103,094	112,552	—	—	112,552
Cash flow hedges - swaps	9,385	9,385	—	9,385	—
Accrued interest payable	1,043	1,043	1,043	—	—
Total financial liabilities	$6,753,958	6,827,811	4,153,651	9,385	2,664,775

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both June 30, 2013 and December 31, 2012.  There were no transfers of financial instruments between Level 1 and Level 2 during the six months ended June 30, 2013.

The following table represents assets and liabilities measured at fair value on a recurring basis at June 30, 2013 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$27,447	—	—	27,447

Debt securities:
U.S. government and agencies	—	36	—	36
Government sponsored enterprises	—	315,396	—	315,396
States and political subdivisions	—	116,338	—	116,338
Corporate	—	9,167	11,345	20,512
Total debt securities	—	440,937	11,345	452,282

Residential mortgage-backed securities:
GNMA	—	35,966	—	35,966
FNMA	—	97,215	—	97,215
FHLMC	—	59,354	—	59,354
Non-agency	—	681	—	681
Collateralized mortgage obligations:
GNMA	—	13,914	—	13,914
FNMA	—	193,401	—	193,401
FHLMC	—	245,275	—	245,275
SBA	—	13,603	—	13,603
Non-agency	—	5,815	—	5,815
Total mortgage-backed securities	—	665,224	—	665,224

Interest rate swaps	—	(9,385)	—	(9,385)

Total assets	$27,447	1,096,776	11,345	1,135,568

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

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Quarter ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Beginning balance	$11,070	8,290	11,119	9,657

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	—	—	—
Included in other comprehensive income	275	6	226	(1,361)

Purchases	—	—	—	—
Sales	—	—	—	—
Transfers in to Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance	$11,345	8,296	11,345	8,296

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at June 30, 2013 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans measured for impairment	$—	—	81,467	81,467

Real estate owned	—	—	21,269	21,269

Total assets	$—	—	102,736	102,736

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

The table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2013 (dollar amounts in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Debt securities	$11,345	Discounted cash	Discount margin	0.35% to 2.1% (0.67)%
		flow	Default rates	1.00%
			Prepayment speeds	1.00% annually

Loans measured for impairment	81,467	Appraisal	Estimated cost to sell	10%
		value (1)

Real estate owned	21,269	Appraisal	Estimated cost to sell	10%
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

(10)                    Mortgage Loan Servicing

Mortgage servicing assets are recognized as separate assets when, through loan originations and purchases, the underlying loan is subsequently sold.  Upon sale, the mortgage servicing right (“MSR”) is established, which represents the then-fair value of future net cash flows expected to be realized for performing the servicing activities.  The fair value of the MSRs are estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions.  In determining the fair value of the MSRs, stochastic modeling is performed using variables such as the forward yield curve, prepayment rates, annual service cost, average life expectancy and option adjusted spreads.  MSRs are amortized against mortgage banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.  MSRs are recorded in other assets on the consolidated statements of financial condition.

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

The following table shows changes in MSRs at and for the quarter ended June 30, 2013 (in thousands):

			Net
			carrying
	Servicing	Valuation	value and
	rights	allowance	fair value

Balance at March 31, 2013	$3,082	—	3,082
Additions/ (reductions)	69	—	69
Amortization	(481)	—	(481)
Balance at June 30, 2013	$2,670	—	2,670

The following table shows changes in MSRs at and for the six months ended June 30, 2013 (in thousands):

			Net
			carrying
	Servicing	Valuation	value and
	rights	allowance	fair value

Balance at December 31, 2012	$3,291	—	3,291
Additions/ (reductions)	451	—	451
Amortization	(1,072)	—	(1,072)
Balance at June 30, 2013	$2,670	—	2,670

The following table shows changes in MSRs at and for the quarter ended June 30, 2012 (in thousands):

			Net
			carrying
	Servicing	Valuation	value and
	rights	allowance	fair value

Balance at March 31, 2012	$3,434	—	3,434
Additions/ (reductions)	842	(84)	758
Amortization	(773)	—	(773)
Balance at June 30, 2012	$3,503	(84)	3,419

The following table shows changes in MSRs at and for the six months ended June 30, 2013 (in thousands):

			Net
			carrying
	Servicing	Valuation	value and
	rights	allowance	fair value

Balance at December 31, 2011	$3,655	—	3,655
Additions/ (reductions)	1,342	(84)	1,258
Amortization	(1,494)	—	(1,494)
Balance at June 30, 2012	$3,503	(84)	3,419

The following table presents additional information about the inputs used to determine the fair value of our MSRs at the periods indicated:

	June 30,	June 30,
	2013	2012
	(Weighted average)
Forward yield curve (5 year LIBOR swap)	1.24%	1.03%
Prepayment rates	13.0%	21.9%
Annual service cost per loan	$70	$69
Average life expectancy (months)	74	47
Option adjusted spread (basis points)	800	700

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

Northwest Bancorp Capital Trust III (Trust III) issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 5, 2006 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 30, 2035.  These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.38%.  Northwest Bancorp Statutory Trust IV (Trust IV) issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 15, 2006 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 15, 2035.  These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.38%.  The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company.  The structure of these debentures mirrors the structure of the trust-preferred securities.  Trust III holds $51,547,000 of the Company’s junior subordinated debentures and Trust IV holds $51,547,000 of the Company’s junior subordinated debentures.  These subordinated debentures are the sole assets of the Trusts.        Cash distri-butions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts.  We have the right to defer payment of interest on the subordinated debentures at any time, or from time-to-time, for periods not exceeding five years.  If interest payments on the subordinated debentures are deferred, the distributions on the trust preferred securities are also deferred.  Interest on the subordinated debentures and distributions on the trust securities is cumulative.  To date, there have been no interest deferrals.  Our obligation constitutes a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the trust under the preferred securities.

We entered into four interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV.  The first two swaps modify the re-pricing characteristics of Trust III, wherein (i) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.20% to the same counterparty calculated on a notional amount of $25.0 million and (ii) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The terms of these two swaps are five years and ten years, which expire September 2013 and September 2018, respectively.  The second two swaps modify the re-pricing characteristics of Trust IV, wherein (i) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and (ii) the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The terms of these two swaps are seven years and ten years, which expire September 2015 and September 2018, respectively.  The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contracts is not significant.  At June 30, 2013, $9.8 million of cash was pledged as collateral to the counterparty.

At June 30, 2013, the fair value of the swap agreements was $(9.4) million and was the amount we would have expected to pay if the contracts were terminated.  There was no material hedge ineffectiveness for these swaps.

The following table shows liability derivatives, included in other liabilities, at June 30, 2013 and December 31, 2012 (in thousands):

	June 30,	December 31,
	2012	2011
Fair value	$9,385	12,932
Notional amount	100,000	100,000
Collateral posted	9,805	13,505

(12)         Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of June 30, 2013 we have accrued $2.2 million.  This amount is based on our analysis of currently available information and is subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances.  Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

Daly v. Northwest Savings Bank

On July 11, 2011, we were named as a defendant in an alleged class action lawsuit filed in the United States District Court for the Western District of Pennsylvania, captioned as Daly v. Northwest Savings Bank, No. 2:11-cv-00911-DSC. The Complaint challenges the credit disclosures provided to residential mortgage loan applicants and the policies related to the residential mortgage loan application process and the prequalification request process. The Complaint asserts statutory claims under the Fair Credit Reporting Act, 15 U.S.C. 1681g(g), and seeks statutory damages and attorneys’ fees. We filed a motion for summary judgment and the plaintiff filed a motion for class certification, which we opposed. By way of Opinion and Order dated March 20, 2013, the Court denied our motion for summary judgment as to plaintiff’s individual claims, but also denied plaintiff’s motion for class certification.  Following plaintiff’s filing of a renewed motion for class certification, a settlement conference was held with the trial court in which a resolution to the case was reached.  An Order dismissing the plaintiff’s Complaint, with prejudice, was signed by the Court on July 19, 2013 and the matter has been formally concluded.

Toth v. Northwest Savings Bank

On May 7, 2012, we were named as a defendant in an alleged class action lawsuit filed in the Court of Common Pleas of Allegheny County, Pennsylvania, captioned as Toth v. Northwest Savings Bank, No. GD-12-8014. The Complaint challenges the manner in which debit card transaction overdraft fees were charged and the policies related to the posting order of debit card transactions. The Complaint asserts various claims under state law and seeks compensatory damages and attorneys’ fees. We filed preliminary objections seeking dismissal of the case on June 29, 2012.  In response, the plaintiff filed an Amended Complaint on September 6, 2012.  On November 5, 2012, we filed preliminary objections to the Amended Complaint.  Plaintiff filed her opposition to our preliminary objections on December 6, 2012, and we filed our reply in support of the preliminary objections on January 3, 2013. On June 25, 2013, the Court entered an Opinion and Order sustaining our preliminary objections to several counts of plaintiff’s First Amended Complaint, but overruling objections to plaintiff’s asserted violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (“UTPCPL”).  We have filed an Answer and New Matter to plaintiff’s First Amended Complaint and Application to the Court to Amend the June 25, 2013 Opinion and Order to permit immediate appeal of the decision pertaining to plaintiff’s UTPCPL claim.  We intend to vigorously defend against the plaintiff’s claims and to oppose any effort to certify a class in this case. At this stage of the lawsuit, it is not yet possible to estimate potential losses, if any. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of this proceeding will have a material adverse effect on our financial position, or cash flows; although, at the present time, we are not in a position to determine whether such proceeding will have a material adverse effect on our results of operations in any future quarterly reporting period.

American Equity Rentals One, LLC v. Northwest Savings Bank

On August 3, 2012, we were named as a defendant in a lawsuit filed in the Circuit Court for Baltimore County, Maryland, No. 03-C-12-00797807 by American Equity Rentals One, LLC, and others, obligors against whom we obtained confessed judgments, upon the borrowers’ default on several related credit facilities.  The obligor-plaintiffs allege tort claims against us and one of our loan officers arising out of the lending relationship.  The Court has denied a motion to dismiss and we are in the midst of discovery.  We intend to vigorously defend against plaintiff’s tort claims.  At this stage of the lawsuit, it is not yet possible to estimate potential losses, if any. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of this proceeding will have a material adverse effect on our financial position, or cash flows; although, at the present time, we are not in a position to determine whether such proceeding will have a material adverse effect on our results of operations in any future quarterly reporting period.

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

(13)         Changes in Accumulated Other Comprehensive Income

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended June 30, 2013
	Unrealized gains and losses on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2013	$16,457	(7,725)	(18,707)	(9,975)
Other comprehensive income before reclassification adjustments	(11,399)	1,626	—	(9,773)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(68)	—	229	161

Net other comprehensive income	(11,467)	1,626	229	(9,612)

Balance as of June 30, 2013	$4,990	(6,099)	(18,478)	(19,587)

	For the quarter ended June 30, 2012
	Unrealized gains and losses on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2012	$15,503	(8,313)	(27,977)	(20,787)

Other comprehensive income before reclassification adjustments	894	(641)	—	253
Amounts reclassified from accumulated other comprehensive income (3), (4)	(141)	—	431	290

Net other comprehensive income	753	(641)	431	543

Balance as of June 30, 2012	$16,256	(8,954)	(27,546)	(20,244)

(1)         Consists of realized gains on securities (gain on sales of investments, net) of $112, net of tax (income tax expense) of $(44).

(2)        Consists of amortization of prior service cost (compensation and employee benefits) of $580 and amortization of net loss (compensation and employee benefits) of $(932), net of tax (income tax expense) of $123.  See note 8.

(3)         Consists of realized gains on securities (gain on sales of investments, net) of $232, net of tax (income tax expense) of $91.

(4)         Consists of amortization of prior service cost (compensation and employee benefits) of $40 and amortization of net loss (compensation and employee benefits) of $(703), net of tax (income tax expense) of $232.  See note 8.

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the six months ended June 30, 2013
	Unrealized gains and losses on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2012	$15,853	(8,405)	(18,936)	(11,488)
Other comprehensive income before reclassification adjustments	(10,729)	2,306	—	(8,423)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(134)	—	458	324

Net other comprehensive income	(10,863)	2,306	458	(8,099)

Balance as of June 30, 2013	$4,990	(6,099)	(18,478)	(19,587)

	For the six months ended June 30, 2012
	Unrealized gains and losses on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2011	$14,046	(8,864)	(28,408)	(23,226)

Other comprehensive income before reclassification adjustments	2,255	(90)	—	2,165
Amounts reclassified from accumulated other comprehensive income (3), (4)	(45)	—	862	817

Net other comprehensive income	2,210	(90)	862	2,982

Balance as of June 30, 2012	$16,256	(8,954)	(27,546)	(20,244)

(1)         Consists of realized gains on securities (gain on sales of investments, net) of $221, net of tax (income tax expense) of $(87).

(2)         Consists of amortization of prior service cost (compensation and employee benefits) of $1,160 and amortization of net loss (compensation and employee benefits) of $(1,864), net of tax (income tax expense) of $246.  See note 8.

(3)         Consists of realized gains on securities (gain on sales of investments, net) of $312 and other-than-temporary-impairment losses (net impairment losses) of $(238), net of tax (income tax expense) of $(29).

(4)         Consists of amortization of prior service cost (compensation and employee benefits) of $80 and amortization of net loss (compensation and employee benefits) of $(1,405), net of tax (income tax expense) of $463.  See note 8.

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

Important factors that might cause such a difference include, but are not limited to:

•                                          changes in laws or government regulations or accounting policies affecting financial institutions, including the Dodd-Frank Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, changes in regulatory fees and FDIC insurance costs;

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

•                                          our ability to continue to increase and manage our business and personal loans;

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

When a loan is considered to be impaired, the amount of impairment is measured in one of three ways, the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or fair value of the collateral, less estimated cost to sell, if the loan is collateral dependent and it is possible we would foreclose on the property. Business Banking loans greater than or equal to $1.0 million are reviewed to determine if they should be individually evaluated for impairment. Smaller balance, homogeneous loans (e.g., primarily residential mortgage and consumer loans) are evaluated collectively for impairment. Impairment losses are included in the allowance for loan losses. Impaired loans are charged-off or charged down when we believe that the ultimate collectability of a loan is not likely or the collateral value no longer supports the carrying value of the loan.

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

Valuation of Investment Securities - Unrealized gains or losses, net of deferred taxes, on available for sale securities are reported on the statement of condition as a component of accumulated other comprehensive income/ (loss) and on the statement of comprehensive income.  In general, fair value is based upon quoted market prices of identical assets, when available.  Semi-annually (as of May 31 and November 30) we receive quoted market prices from a second independent pricing service. If quoted market prices are not available, fair value is based upon valuation models that use cash flow, security structure and other observable information.  Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets.  Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value.  Adjustments may include unobservable parameters.

On at least a quarterly basis, we review our investments that are in an unrealized loss position for other-than-temporary impairment (“OTTI”).  An investment security is deemed impaired if the fair value of the investment is less than its amortized cost.  If an investment security is determined to be impaired, we evaluate whether the decline in value is other-than-temporary.  We also consider whether or not we expect to receive all of the contractual cash flows from the investment security based on factors that include, but are not limited to: the credit worthiness of the issuer and the historical and projected performance of the underlying collateral.  Also, we may evaluate the business and financial outlook of the issuer, as well as broader economic performance indicators.  In addition, we consider our intent to sell the investment securities and the likelihood that we will not have to sell the investment securities before recovery of their cost basis. Declines in fair value of investment securities that are deemed credit related are recognized in earnings while declines in fair value of investment securities deemed noncredit related are recorded in accumulated other comprehensive income, if we do not intend to sell and it is not likely we will be required to sell.  If we intend to sell the security or if it’s more likely than not that we will be required to sell the security, the entire unrealized loss is recorded in earnings.

Goodwill - Goodwill is not subject to amortization but must be evaluated for impairment at least annually and possibly more frequently if certain events or changes in circumstances arise.  Under a quantitative approach, impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill.  Reporting units are identified based upon analyzing each of our individual operating segments.  A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews.  Determining the fair value of a reporting unit requires a high degree of subjective management judgment.  We have established June 30th of each year as the date for conducting the annual goodwill impairment assessment.  As of June 30, 2013, we, through the assistance of an external third party, performed an impairment test on goodwill.  We valued each reporting unit by using a weighted average of four valuation methodologies; comparable transaction approach, control premium approach, public market peers approach and discounted cash flow approach.  Declines in fair value could result in impairment being identified.  As of June 30, 2013, we did not identify any individual reporting unit where the fair value was less than the carrying value.  Future changes in the economic environment or the operations of the operating units could cause changes to the variables used, which could give rise to declines in the estimated fair value of the reporting units.

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

Other Intangible Assets - Using the purchase method of accounting for acquisitions, we are required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair values.  Through the assistance of an independent third party, we analyze and prepare a core deposit study for all bank acquisitions or another identifiable intangible asset study, such as customer lists, for all non-bank acquisitions. The core deposit study reflects the cumulative present value benefit of acquiring deposits versus an alternative source of funding. The other identifiable intangible asset study reflects the cumulative present value benefit of acquiring the income stream from an existing customer base versus developing new business relationships.  Based upon analysis, the amount of the premium related to the core deposits or other identifiable intangibles of the business purchased is calculated along with the estimated life of the intangible. The intangible, which is recorded in other intangible assets, is then amortized to expense on an accelerated basis over an approximate life of seven years.  If it is subsequently determined that the period of economic benefit has decreased or no longer exists, accelerated amortization or impairment may occur.

Executive Summary and Comparison of Financial Condition

Total assets at June 30, 2013 were $7.964 billion, an increase of $21.2 million, or 0.3%, from $7.943 billion at December 31, 2012.  This increase in assets was due to an increase in marketable securities available-for-sale of $65.9 million, which was partially offset by decreases in total loans receivable of $11.1 million and marketable securities held-to-maturity of $21.6 million. The net increase in total assets was funded by increases in deposits and advances from borrowers for taxes and insurance of $18.5 million and $9.9 million, respectively.

Total loans receivable decreased by $11.1 million, or 0.2%, to $5.691 billion at June 30, 2013, from $5.702 billion at December 31, 2012.  Loan originations during the six months ended June 30, 2013, of $1.020 billion was offset by loan maturities and principal repayments of $962.4 million and mortgage loan sales of $51.7 million.  Our business banking loan portfolio increased by $13.7 million, or 0.7%, to $1.989 billion at June 30, 2013 from $1.975 billion at December 31, 2012, as we continue to emphasize retaining and attracting quality business banking relationships. Our personal banking loan portfolio decreased by $24.8 million, or 0.7%, to $3.703 billion at June 30, 2013 from $3.728 billion at December 31, 2012.  This decrease is attributed to residential mortgage loan sales of $51.7 million and sluggish consumer loan demand, partly due to the recent increase in long term interest rates.

Deposit balances continue to increase across all product types with the exception of time deposits. Total deposits increased by $18.5 million, or 0.3%, to $5.783 billion at June 30, 2013 from $5.765 billion at December 31, 2012.  Noninterest-bearing demand deposits increased by $40.7 million, or 5.4%, to $796.1 million at June 30, 2013 from $755.4 million at December 31, 2012. Interest-bearing demand deposits increased by $35.6 million, or 4.2%, to $887.4 million at June 30, 2013 from $851.8 million at December 31, 2012. Savings deposits, including insured money fund accounts, increased by $65.9 million, or 2.9%, to $2.337 billion at June 30, 2013 from $2.271 billion at December 31, 2012. Time deposits decreased by $123.7 million, or 6.6%, to $1.762 billion at June 30, 2013 from $1.886 billion at December 31, 2012.  We believe this continued movement of funds from time deposits to more liquid types of deposit accounts reflects depositors reluctance to lock-in time deposit rates and their positioning for higher interest rates in the future.

Borrowed funds decreased by $2.7 million to $857.3 million at June 30, 2013, from $860.0 million at December 31, 2012 due to a decrease in repurchase agreements. During the six months ended June 30, 2013 we borrowed $30.0 million from the FHLB with an average maturity of 8.5 years and an average interest rate of approximately 2.00% in order to secure long-term funding at favorable interest rates.  None of our FHLB advances matured during the quarter and the next scheduled maturity is in 2015.

Total shareholders’ equity at June 30, 2013 was $1.128 billion, or $12.02 per share, unchanged from $1.128 billion, or $12.05 per share, at December 31, 2012.  This was primarily attributable to net income of $28.8 million which was offset by cash dividend payments of $22.0 million and a decrease in other comprehensive income of $8.1 million.

Financial institutions and their holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on a company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-

balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments made by the regulators about components, risk-weighting and other factors.

Quantitative measures, established by regulation to ensure capital adequacy, require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to total assets (as defined).  Capital ratios are presented in the tables below.  Dollar amounts in the accompanying tables are in thousands.

	At June 30, 2013
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,129,608	22.15%	—	—	—	—
Northwest Savings Bank	908,051	17.90%	405,853	8.00%	507,316	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,060,400	20.79%	—	—	—	—
Northwest Savings Bank	844,028	16.64%	202,927	4.00%	304,390	6.00%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,060,400	13.61%	—	—	—	—
Northwest Savings Bank	844,028	10.83%	311,688	4.00%	389,610	5.00%

	At December 31, 2012
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,117,979	21.53%	—	—	—	—
Northwest Savings Bank	875,676	16.94%	413,424	8.00%	516,780	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,050,261	20.22%	—	—	—	—
Northwest Savings Bank	810,727	15.69%	206,712	4.00%	310,068	6.00%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,050,261	13.43%	—	—	—	—
Northwest Savings Bank	810,727	10.41%	311,473	4.00%	389,340	5.00%

(1) The Federal Reserve does not yet have formal capital requirements established for savings and loan holding companies.

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for Northwest on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The final rule also implements consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015.

The following table shows the Basel III regulatory capital levels that must be maintained to avoid limitations on capital distributions and discretionary bonus payments for the periods indicated:

		Basel III Reggulatory Capital Requirements
		January 1,	January 1,	January 1,	January 1,	January 1,
	Current	2015	2016	2017	2018	2019
Tier 1 common equity ratio plus capital conservation buffer	—	4.50%	5.125%	5.75%	6.375%	7.00%
Tier 1 risk-based capital ratio	4.00%	—	—	—	—	—
Tier 1 risk-based capital ratio plus capital conservation buffer	—	6.00%	6.625%	7.25%	7.875%	8.50%
Total risk-based capital ratio	8.00%	—	—	—	—	—
Total risk-based capital ratio plus capital conservation buffer	—	8.00%	8.625%	9.25%	9.875%	10.50%

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations.  Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at June 30, 2013 was 14.7%.  We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments.  At June 30, 2013 Northwest had $1.805 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, as well as $200.1 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

We paid $22.0 million and $11.4 million in cash dividends during the quarters ended June 30, 2013 and 2012, respectively, and $22.0 million and $22.9 million for the six months ended June 30, 2013 and 2012, respectively.  As was previously announced, we paid our regular dividend and a special dividend in the second quarter of 2013.  The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 160.0% and 70.6% for the quarters ended June 30, 2013 and 2012, respectively, on dividends of $0.24 per share and $0.12 per share, respectively.  The common stock dividend payout ratio for the six-month periods ended June 30, 2013 and 2012 was 75.0% and 72.7%, respectively, on dividends of $0.24 and $0.24 per share, respectively.  On July 17, 2013, the Board of Directors declared a regular dividend of $0.13 per share payable on August 15, 2013 to shareholders of record as of August 1, 2013.  This represents the 75th consecutive quarter we have paid a cash dividend.

Nonperforming Assets

The following table sets forth information with respect to nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Generally, when a loan is 90 days past due, we fully reverse all accrued interest thereon and cease to accrue interest thereafter. Exceptions are made for loans that have contractually matured, are in the process of being modified to extend the maturity date and are otherwise current as to principal and interest, and well secured loans that are in process of collection. Loans may also be placed on nonaccrual before they reach 90 days past due if other conditions exist. Other nonperforming assets represent property acquired through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value less estimated costs to sell, or the principal balance of the related loan.

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$23,730	$24,286
Home equity loans	8,607	8,479
Other consumer loans	1,706	1,936
Commercial real estate loans	20,872	26,248
Commercial loans	8,595	9,096
Total loans 90 days or more past due	$63,510	$70,045

Total real estate owned (REO)	21,269	26,165

Total loans 90 days or more past due and REO	84,779	96,210

Total loans 90 days or more past due to net loans receivable	1.13%	1.21%

Total loans 90 days or more past due and REO to total assets	1.06%	1.19%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	$63,510	68,347
Nonaccrual loans - loans less than 90 days past due	57,056	51,865
Loans 90 days or more past due still accruing	—	1,698
Total nonperforming loans	120,566	121,910
Total nonperforming assets	$141,835	148,075

Nonaccrual troubled debt restructured loans *	$42,043	41,166
Accruing troubled debt restructured loans	44,474	48,278
Total troubled debt restructured loans	$86,517	89,444

* Included in nonaccurual loans above.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment.  Impaired loans at June 30, 2013 and December 31, 2012 were $183.2 million and $184.3 million, respectively.

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

We utilize a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses.  As part of the analysis as of June 30, 2013, we considered the economic conditions in our markets, such as the unemployment and bankruptcy levels as well as changes in real estate collateral values.  In addition, we considered the overall trends in asset quality, specific reserves already established for criticized loans, historical loss rates and collateral valuations.  As a result of this analysis, the allowance for loan losses decreased $629,000, or 0.9%, to $72.6 million, or 1.28% of total loans, at June 30, 2013 from $73.2 million, or 1.28% of total loans, at December 31, 2012. This decrease is primarily attributable to a decrease in classified loans of $20.3 million, or 8.1%, to $230.5 million at June 30, 2013 from $250.8 million at December 31, 2012 and a decrease in our total loan portfolio of $11.1 million, or 0.2%, compared to December 31, 2012.

We also consider how the level of nonperforming loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Nonperforming loans of $120.6 million or 2.12% of total loans, at June 30, 2013 increased by $354,000, or 0.3%, from $120.2 million, or 2.11% of total loans, at December 31, 2012.  As a percentage of average loans, annualized net charge-offs increased to 0.47% for the six months ended June 30, 2013 compared to 0.43% for the year ended December 31, 2012.  We believe, to the best of our knowledge, all known losses as of the balance sheet dates have been recorded.

Comparison of Operating Results for the Quarters Ended June 30, 2013 and 2012

Net income for the quarter ended June 30, 2013 was $13.5 million, or $0.15 per diluted share, a decrease of $2.9 million, or 17.6%, from $16.4 million, or $0.17 per diluted share, for the same quarter last year.  The decrease in net income resulted from decreases in net interest income of $2.4 million and noninterest income of $1.7 million as well as an increase in the provision for loan losses of $442,000 and an increase in noninterest expense of $840,000.  Partially offsetting these factors was a decrease in income tax expense of $2.5 million.  Annualized, net income for the quarter ended June 30, 2013 represents a 4.79% and 0.68% return on average equity and return on average assets, respectively, compared to 5.63% and 0.82% for the same quarter last year.  A discussion of significant changes follows.

Interest Income

Total interest income decreased by $6.0 million, or 7.1%, to $78.8 million for the quarter ended June 30, 2013 due to a decrease in the average yield earned on interest earning assets.  The average yield on interest earning assets decreased to 4.23% for the quarter ended June 30, 2013 from 4.57% for the quarter ended June 30, 2012.  The average yield on all categories of interest earning assets decreased when compared to the prior year period, with the exception of Federal Home Loan Bank of Pittsburgh stock (“FHLB”).  Partially offsetting this decrease was an increase in the average balance of interest earning assets, which increased by $17.9 million, or 0.2%, to $7.444 billion for the quarter ended June 30, 2013 from $7.426 billion for the quarter ended June 30, 2012.

Interest income on loans receivable decreased $5.2 million, or 6.7%, to $72.0 million for the quarter ended June 30, 2013 compared to $77.2 for the quarter ended June 30, 2012.  This decrease in interest income on loans receivable can be attributed to a decline in the average yield which decreased to 5.12% for the quarter ended June 30, 2013 from 5.49% for the quarter ended June 30, 2012.  The continued decline in average yield is due primarily to our variable rate loans adjusting downward as re-pricing dates occur, the historically low level of market interest rates in general and continued pricing pressure for new, as well as existing, credit relationships.  Additionally, the average balance of loans receivable decreased by $3.6 million, or 0.1%, to $5.624 billion for the quarter ended June 30, 2013 from $5.627 billion for the quarter ended June 30, 2012. The decrease in average balance is primarily attributed to a decrease in our personal banking loan portfolio, which has decreased by $24.8 million during the year and $72.6 million from June 30, 2012.

Interest income on mortgage-backed securities decreased by $1.1 million, or 25.0%, to $3.3 million for the quarter ended June 30, 2013 from $4.4 million for the quarter ended June 30, 2012.  This decrease is the result of decreases in both the average balance and average yield. The average balance of mortgage-backed securities decreased by $35.0 million, or 4.6%, to $726.6 million for the quarter ended June 30, 2013 from $761.6 for the quarter ended June 30, 2012 due primarily to redirecting cash flows to fund the purchase of government agency securities with a shorter duration.  The average yield on mortgage-backed securities decreased to 1.82% for the quarter ending June 30, 2013 from 2.32% for the quarter ending June 30, 2012. The decrease in average yield resulted primarily from variable rate securities re-pricing downward and the purchase of mortgage-backed securities at generally lower interest rates than the existing portfolio yield.

Interest income on investment securities increased by $375,000, or 13.6%, to $3.1 million for the quarter ended June 30, 2013 from $2.8 million for the quarter ended June 30, 2012.  This increase is due to an increase in the average balance of investment securities of $220.7 million, or 70.9%, to $531.8 million for the quarter ended June 30, 2013 from $311.1 million for the quarter ended June 30, 2012.  This increase resulted from utilizing excess cash flow to purchase government agency securities, with an average duration of approximately 3.5 years, in an effort to maintain our net interest margin while minimizing maturity extension risk.  Partially offsetting this increase was a decrease in the average yield of investment securities to 2.35% for the quarter ended June 30, 2013 from 3.54% for the quarter ended June 30, 2012.  This decrease is primarily the result of higher rate municipal securities maturing or being called and being replaced by lower yielding, shorter duration government agency securities.

During the second quarter of 2012 the FHLB resumed dividend payments, which had been suspended in 2008.  For the quarter ended June 30, 2013 we received dividends on FHLB stock of $34,000 on an average balance of $48.1 million, resulting in a yield of 0.28%, compared to dividends of $25,000 on an average balance of $46.9 million, resulting in a yield of 0.21% for the quarter ended June 30, 2012.

Interest income on interest-earning deposits decreased by $133,000, or 28.1%, to $340,000 for the quarter ended June 30, 2013 from $473,000 for the quarter ended June 30, 2012.  This decrease is due primarily to a decrease in the average balance.  The average balance of interest-earning deposits decreased by $165.3 million, or 24.3%, to $513.9 million for the quarter ended June 30, 2013 from $679.2 million for the quarter ended June 30, 2012, due to the utilization of cash for the repurchase of common stock and for the purchase of investment securities.  Additionally, the average yield on interest-earning deposits decreased to 0.26% for the quarter ended June 30, 2013 from 0.28% for the quarter ended June 30, 2012.

Interest Expense

Interest expense decreased by $3.7 million, or 19.2%, to $15.4 million for the quarter ended June 30, 2013 from $19.1 million for the quarter ended June 30, 2012.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities, which decreased to 1.04% from 1.27%, and a decrease in the average balance of interest-bearing liabilities.  Average interest-bearing liabilities decreased by $72.0 million, or 1.2%, to $5.966 billion for the quarter ended June 30, 2013 from $6.038 billion for the quarter ended June 30, 2012.  The decrease in the cost of funds resulted primarily from the current level of market interest rates which enabled us to reduce the rate of interest paid on all deposit products.  The decrease in average interest-bearing liabilities resulted from a reduction in average time deposits of $297.5 million, or 14.2%, compared to last year.  However, we continue to grow our low cost checking, savings and insured money market accounts, the average balance of which increased by $205.3 million, or 6.8%, compared to the average for the quarter ended June 30, 2012.

Net Interest Income

Net interest income decreased by $2.4 million, or 3.6%, to $63.3 million for the quarter ended June 30, 2013 from $65.7 million for the quarter ended June 30, 2012.  This decrease is attributable to the factors discussed above.  Competitive pricing pressure reduced the interest rates on our new loan originations and lower market rates reduced the yield on our investment purchases at a faster pace than we were able to reduce our cost of funds, resulting in compression of both our net interest spread and margin.  Our net interest rate spread decreased to 3.19% for the quarter ended June 30, 2013 from 3.30% for the quarter ended June 30, 2012 and our net interest margin decreased to 3.40% at June 30, 2013 from 3.54% for the quarter ended June 30, 2012.

Provision for Loan Losses

The provision for loan losses increased by $442,000, or 8.9%, to $5.4 million for the quarter ended June 30, 2013 from $5.0 million for the quarter ended June 30, 2012.  This increase is due primarily to increases in historical loss factors, a $3.3 million, or 2.8%, increase in nonaccrual loans compared to the prior year and the downgrade of two commercial real estate loans requiring additional reserves of $483,000.  Partially offsetting these factors was a decrease in criticized loans of $28.1 million, or 8.5%, to $304.3 million at June 30, 2013 from $332.4 million at June 30, 2012.

In determining the amount of the current period provision, we considered current economic conditions, including unemployment levels and bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss factors.  Net charge-offs for the quarter ended June 30, 2013 were $4.8 million compared to $7.8 million for the quarter ended June 30, 2012.  Annualized net charge-offs to average loans decreased to 0.34% for the quarter ended June 30, 2013 from 0.55% for the quarter ended June 30, 2012. We analyze the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.  We believe, to the best of our knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income

Noninterest income decreased by $1.7 million, or 11.1%, to $13.4 million for the quarter ended June 30, 2013 from $15.1 million for the quarter ended June 30, 2012.  The decrease is primarily attributable to an increase in loss on real estate owned and a decrease in mortgage banking income.  Loss on real estate owned increased by $1.7 million, to $2.3 million for the quarter ended June 30, 2013 from

$582,000 for the quarter ended June 30, 2012. This increase was due primarily to a decrease in the appraised value of our largest REO property.  Mortgage banking income decreased by $553,000, or 70.1%, to $236,000 for the quarter ended June 30, 2013 from $789,000 for the quarter ended June 30, 2012.  This decrease resulted from fewer sales of residential mortgage loans to the secondary market during the current quarter compared to the same period last year.  Partially offsetting these factors were increases in insurance commission income and trust and other financial services income.  Insurance commission income increased by $587,000, or 36.6%, to $2.2 million for the quarter ended June 30, 2013 from $1.6 million for the quarter ended June 30, 2012 as a result of our acquisition of the Bert Company on December 31, 2012.  Trust and other financial services income increased by $245,000, or 12.1% to $2.3 million for the quarter ended June 30, 2013 from $2.0 million for the quarter ended June 30, 2012 as a result of increases in assets under management.

Noninterest Expense

Noninterest expense increased by $840,000, or 1.6%, to $52.8 million for the quarter ended June 30, 2013 from $52.0 million for the quarter ended June 30, 2012.  This increase is primarily the result of increases in processing expense, compensation and employee benefits and office operations.  Processing expense increased by $1.3 million, or 22.0%, to $7.4 million for the quarter ended June 30, 2013 from $6.1 million for the quarter ended June 30, 2012.  This increase is primarily the result of an incremental expense related to upgrading and replacing our ATM network.  Compensation and employee benefits increased by $740,000, or 2.7% to $28.2 million for the quarter ended June 30, 2013 from $27.4 million for the quarter ended June 30, 2012 due primarily to the addition of 38 full-time equivalent employees compared to last year and increased health insurance costs.  Office operations increased by $526,000, or 15.7%, to $3.9 million for the quarter ended June 30, 2013 from $3.3 million for the quarter ended June 30, 2012, due to increased collections costs.  These increases were partially offset by decreases in marketing expense and professional services.  Marketing expense decreased by $1.7 million, or 45.3%, to $2.1 million for the quarter ended June 30, 2013 from $3.8 million for the quarter ended June 30, 2012, due primarily to the timing of various campaigns.  Professional services decreased by $301,000, or 20.1%, to $1.2 million for the quarter ended June 30, 2013 from $1.5 million for the quarter ended June 30, 2012, as a result of compliance projects that were performed in 2012.

Income Taxes

The provision for income taxes for the quarter ended June 30, 2013 decreased by $2.5 million, or 32.7%, to $5.1 million, compared to the same period last year.  This decrease in income tax expense is primarily a result of a decrease in income before income taxes of $5.3 million, or 22.4%, and the availability of expanded Pennsylvania tax credits.  Our effective tax rate for the quarter ended June 30, 2013 was 27.3% compared to 31.5% for the prior year period.  We anticipate our effective tax rate to be approximately 29% for the year.

Comparison of operating results for the six months ended June 30, 2013 and 2012

Net income for the six months ended June 30, 2013 was $28.8 million, or $0.32 per diluted share, a decrease of $2.7 million, or 8.8%, from $31.5 million, or $0.33 per diluted share, for the same period last year.  The decrease in net income resulted primarily from a decrease in net interest income of $4.1 million as well as an increase in the provision for loan losses of $1.3 million and an increase in the noninterest expense of $1.0 million.  These changes were partially offset by an increase in noninterest income of $850,000 and a decrease in income tax expense of $2.3 million.  Annualized, net income for the six months ended June 30, 2013 represents a 5.12% and 0.73% return on average equity and return on average assets, respectively, compared to 5.44% and 0.79% for the same period last year.  A discussion of significant changes follows.

Interest Income

Total interest income decreased by $12.4 million, or 7.3%, to $158.4 million for the six months ended June 30, 2013 from $170.8 million for the six months ended June 30, 2012, due to both a decrease in the average yield earned on interest earning assets and a decrease in the average balance of interest earning assets.  The average yield on interest earning assets decreased to 4.30% for the six months ended June 30, 2013 from 4.62% for the six months ended June 30, 2012.  The average yield on all categories of interest earning assets decreased compared to the same period last year with the exception of interest-earning deposits and dividends on FHLB stock.  Average interest earning assets decreased by $37.8 million, or 0.5%, to $7.363 billion for the six months ended June 30, 2013 from $7.401 billion for the six months ended June 30, 2012.

Interest income on loans receivable decreased by $10.1 million, or 6.5%, to $145.0 million for the six months ended June 30, 2013 from $155.1 million for the six months ended June 30, 2012.  The average yield on loans receivable decreased to 5.15% for the six months ended June 30, 2013 from 5.54% for the six months ended June 30, 2012. The decrease in average yield is primarily attributable to the interest rates on variable rate loans adjusting downward, as well as the origination of new loans in a lower interest rate and highly competitive environment.  This decrease was partially offset by an increase in the average balance of loans receivable of $27.8 million, or 0.5%, to $5.631 billion at June 30, 2013 from $5.603 billion at June 30, 2012. This increase is primarily attributable to our continued emphasis on building business banking loan relationships.

Interest income on mortgage-backed securities decreased by $2.4 million, or 25.8%, to $6.7 million for the six months ended June 30, 2013 from $9.1 million for the six months ended June 30, 2012. This decrease is the result of decreases in both the average balance and average yield.  The average balance of mortgage-backed securities decreased by $28.2 million, or 3.7%, to $726.1 million for the six months ended June 30, 2013 from $754.3 for the six months ended June 30, 2012 due primarily to redirecting cash flows to purchase government agency securities with a shorter duration.  The average yield on mortgage-backed securities decreased to 1.86% for the six months ended June 30, 2013 from 2.41% for the six months ended June 30, 2012.  The decrease in average yield resulted from the purchase and re-pricing of mortgage-backed securities during this period of historically low market interest rates.

Interest income on investment securities increased by $324,000, or 5.6%, to $6.1 million for the six months ended June 30, 2013 from $5.8 million for the six months ended June 30, 2012.  This increase was the result of an increase in the average balance of investment securities of $173.8 million, or 53.1%, to $500.9 million for the six months ended June 30, 2013 from $327.1 million for the six months ended June 30, 2012, due to deploying excess cash flow to minimize net interest margin compression while minimizing duration.  Partially offsetting this increase was a decrease in the average yield which decreased to 2.43% for the six months ended June 30, 2013 from 3.53% for the six months ended June 30, 2012, as a result of higher rate municipal bonds maturing or being called and replaced with lower yielding government agency bonds.

For the six months ended June 30, 2013 we received dividends on FHLB stock of $71,000 on an average balance of $47.5 million, resulting in a yield of 0.30%, compared to dividends of $25,000 on an average balance of $47.6 million, resulting in a yield of 0.11% for the six months ended June 30, 2012.

Interest income on interest-earning deposits decreased by $262,000, or 30.7%, to $591,000 for the six months ended June 30, 2013 from $853,000 for the six months ended June 30, 2012.  This decrease is due primarily to the average balance decreasing by $211.1 million, or 31.6%, to $457.9 million for the six months ended June 30, 2013 from $669.0 million for the six months ended June 30, 2012.  The average balance decreased due to the repurchase of common stock during 2012 and the purchase of government agency securities.  The average yield on interest-earning deposits increased slightly to 0.26% for the six months ended June 30, 2013 from 0.25% for the same period in the prior year.

Interest Expense

Interest expense decreased by $8.8 million, or 22.2%, to $31.1 million for the six months ended June 30, 2013 from $39.9 million for the six months ended June 30, 2012.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities of 0.28%, to 1.05% for the six months ended June 30, 2013 from 1.33% for the six months ended June 30, 2012.  In addition, the average balance of interest-bearing liabilities decreased $86.7 million, or 1.4%, to $5.950 billion for the six months ended June 30, 2013 from $6.037 billion for the six months ended June 30, 2012.  The decrease in the cost of funds was primarily due to a decrease in the level of market interest rates resulting in a decrease in the rates on all deposit products.  The decrease in interest-bearing liabilities is the result of a decrease in the average balance of time deposits of $342.4 million, or 15.8%, as we believe consumers continue to prefer more liquid deposit accounts as protection against possible higher interest rates in the future.

Net Interest Income

Net interest income decreased by $3.6 million, or 2.7%, to $127.3 million for the six months ended June 30, 2013 from $130.9 million for the six months ended June 30, 2012.  This decrease in net interest income was attributable to the factors discussed above.  Our net interest rate spread decreased to 3.25% for the six months ended June 30, 2013 from 3.29% for the six months ended June 30, 2012, and our net interest margin decreased to 3.46% for the six months ended June 30, 2013 from 3.54% for the six months ended June 30, 2012.

Provision for Loan Losses

The provision for loan losses increased by $1.3 million, or 11.7%, to $12.6 million for the six months ended June 30, 2013 from $11.3 million for the six months ended June 30, 2012.  This increase is due primarily to an increase in historical loss factors and an increase in TDRs of $8.0 million, or 10.3%, to $86.5 million at June 30, 2013 from $78.5 at June 30, 2012.  Additionally, three commercial real estate loans were downgraded during the six months ended June 30, 2013 resulting in a provision of $1.3 million not previously reserved. Partially offsetting these factors was a decrease in classified loans of $20.4 million, or 8.1%, to $230.5 at June 30, 2013 from $250.8 million at December 31, 2012.

In determining the amount of the current period provision, we considered economic conditions, including unemployment levels, bankruptcy filings and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss factors.  We also considered net charge-offs which for the six months ended June 30, 2013 were $13.2 million, compared to $12.3 million for the six months ended June 30, 2012.  Annualized net charge-offs to average loans was 0.47% for the six months ended June 30, 2013 compared to 0.44% for the six months ended June 30, 2012.  We analyze the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.  We believe, to the best of our knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income

Noninterest income increased by $850,000, or 2.9%, to $29.8 million for the six months ended June 30, 2013 from $28.9 million for the six months ended June 30, 2012, due primarily to increases in insurance commission income, trust and other financial services income and a decrease in net impairment losses.  Insurance commission income increased by $1.2 million, or 35.0%, to $4.5 million for the six months ended June 30, 2013 from $3.3 million for the six months ended June 30, 2012 due to the acquisition of the Bert

Company on December 31, 2012.  Trust and other financial services income increased by $333,000, or 8.1% to $4.5 million for the six months ended June 30, 2013 from $4.1 million for the six months ended June 30, 2012.  This increase is the result of our efforts to grow nontraditional revenue streams to mitigate decreasing net interest margins.  Net impairment losses decreased by $238,000, as there were no impairment losses during the six months ended June 30, 2013.  Partially offsetting these improvements was an increase in loss on real estate owned of $763,000, or 46.2%, to $2.4 million for the six months ended June 30, 2013 from $1.7 million for the six months ended June 30, 2012.  This increase is primarily the result of actively managing our $21.3 million REO portfolio which decreased by $9.2 million, or 30.2%, since June 30, 2012. Additionally, mortgage banking income decreased by $128,000, or 9.7%, to $1.2 million for the six months ended June 30, 2013 from $1.3 million for the six months ended June 30, 2012 due to our decision to hold most of the residential mortgages originated in 2013 in an effort to keep that portfolio from shrinking.

Noninterest Expense

Noninterest expense increased by $1.1 million, or 1.0%, to $104.3 million for the six months ended June 30, 2013 from $103.2 million for the six months ended June 30, 2012.  This increase is primarily attributable to increases in processing expense, compensation and employee benefits and premises and occupancy costs.  Processing expense increased by $1.0 million, or 8.5%, to $13.2 million for the six months ended June 30, 2013 from $12.2 million for the six months ended June 30, 2012.  This increase is primarily the result of an incremental expense related to upgrading and replacing our ATM network.  Compensation and employee benefits increased by $832,000, or 1.5% to $56.1 million for the six months ended June 30, 2013 from $55.3 million for the six months ended June 30, 2012, due primarily to the addition of the Bert Company employees in our insurance area.  Premises and occupancy costs increased by $666,000, or 5.9%, to $11.9 million for the six months ended June 30, 2013 from $11.2 million for the six months ended June 30, 2012, due primarily to increased snow removal costs in the first quarter.  Partially offsetting these increases was a decrease in marketing expense of $1.9 million, or 31.9%, to $4.0 million for the six months ended June 30, 2013 from $5.9 million for the six months ended June 30, 2012, due primarily to the timing of various campaigns.  Additionally, professional services decreased by $305,000, or 9.5%, to $2.9 million for the six months ended June 30, 2013 from $3.2 million for the six months ended June 30, 2012, due primarily to reduced internal audit expenses.

Income Taxes

The provision for income taxes for the six months ended June 30, 2013 decreased by $2.3 million, or 16.8%, to $11.5 million from $13.8 million for the six months ended June 30, 2012.  This decrease in income tax expense is primarily a result of a decrease in income before income taxes of $5.1 million, or 11.2% and the availability of expanded Pennsylvania tax credits.  Our effective tax rate for the six months ended June 30, 2013 was 28.5% compared to 30.5% experienced in the same period last year.  We do not anticipate our effective tax rate to change significantly during the year.

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

	Quarter ended June 30,
	2013			2012
			Avg.			Avg.
	Average		yield/	Average		yield/
	balance	Interest	cost (f)	balance	Interest	cost (f)
Assets:
Interest-earning assets:
Loans receivable (a) (b) (includes FTE adjustments of $561 and $559, respectively)	$5,623,784	72,548	5.16%	5,627,459	77,732	5.53%
Mortgage-backed securities (c)	726,583	3,308	1.82%	761,616	4,409	2.32%
Investment securities (c) (includes FTE adjustments of $1,127 and $1,248, respectively)	531,802	4,255	3.20%	311,087	4,001	5.14%
FHLB stock	48,110	34	0.28%	46,916	25	0.21%
Other interest-earning deposits	513,930	340	0.26%	679,217	473	0.28%

Total interest-earning assets (includes FTE adjustments of $1,688 and $1,807, respectively)	7,444,209	80,485	4.32%	7,426,295	86,640	4.67%

Noninterest earning assets (d)	531,771			592,004

Total assets	$7,975,980			8,018,299

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings accounts	$1,209,783	900	0.30%	1,146,989	1,034	0.36%
Interest-bearing demand accounts	873,804	149	0.07%	831,414	240	0.12%
Money market accounts	1,121,579	748	0.27%	1,021,485	878	0.35%
Certificate accounts	1,791,030	5,607	1.26%	2,088,538	9,032	1.74%
Borrowed funds (e)	866,476	6,612	3.06%	846,244	6,490	3.08%
Junior subordinated debentures	103,094	1,420	5.45%	103,094	1,422	5.46%

Total interest-bearing liabilities	5,965,766	15,436	1.04%	6,037,764	19,096	1.27%

Noninterest bearing checking	778,468			710,085
Noninterest bearing liabilities	102,191			107,033

Total liabilities	6,846,425			6,854,882

Shareholders’ equity	1,129,555			1,163,417

Total liabilities and shareholders’ equity	$7,975,980			8,018,299

Net interest income/ Interest rate spread		65,049	3.28%		67,544	3.40%

Net interest-earning assets/ Net interest margin	$1,478,443		3.50%	1,388,531		3.64%

Ratio of interest-earning assets to interest-bearing liabilities	1.25X			1.23X

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

(f) Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 5.12% and 5.49%, respectively; Investment securities — 2.35% and 3.54%, respectively; interest-earning assets — 4.23% and 4.57%, respectively. GAAP basis net interest rate spreads were 3.19% and 3.30%, respectively; and GAAP basis net interest margins were 3.40% and 3.54%, respectively.

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

Quarters ended June 30, 2013 and 2012

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(5,125)	(58)	(5,183)
Mortgage-backed securities	(924)	(177)	(1,101)
Investment securities	(2,567)	2,821	254
FHLB stock	7	1	8
Other interest-earning deposits	25	(158)	(133)
Total interest-earning assets	(8,584)	2,429	(6,155)

Interest-bearing liabilities:
Savings accounts	(190)	56	(134)
Interest-bearing demand accounts	(102)	12	(90)
Money market accounts	(234)	104	(130)
Certificate accounts	(2,246)	(1,180)	(3,426)
Borrowed funds	6	116	122
Debentures	(2)	—	(2)
Total interest-bearing liabilities	(2,768)	(892)	(3,660)

Net change in net interest income	$(5,816)	3,321	(2,495)

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

	Six months ended June 30,
	2013			2012
			Avg.			Avg.
	Average		yield/	Average		yield/
	balance	Interest	cost (f)	balance	Interest	cost (f)
Assets:
Interest-earning assets:
Loans receivable (a) (b) (includes FTE adjustments of $1,115 and $1,092, respectively)	$5,631,110	146,075	5.19%	5,603,311	156,209	5.58%
Mortgage-backed securities (c)	726,057	6,749	1.86%	754,285	9,100	2.41%
Investment securities (c) (includes FTE adjustments of $2,238 and $2,565, respectively)	500,881	8,334	3.33%	327,074	8,337	5.10%
FHLB stock	47,492	71	0.30%	47,581	25	0.11%
Other interest-earning deposits	457,871	591	0.26%	668,982	853	0.25%

Total interest-earning assets (includes FTE adjustments of $3,353 and $3,657, respectively)	7,363,411	161,820	4.40%	7,401,233	174,524	4.72%

Noninterest earning assets (d)	584,030			603,822

Total assets	$7,947,441			8,005,055

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings accounts	$1,195,216	1,794	0.30%	1,123,651	2,140	0.38%
Interest-bearing demand accounts	857,121	289	0.07%	808,675	467	0.12%
Money market accounts	1,114,553	1,490	0.27%	998,840	1,843	0.37%
Certificate accounts	1,820,244	11,645	1.29%	2,162,679	19,678	1.83%
Borrowed funds (e)	860,017	13,038	3.06%	840,043	12,967	3.10%
Junior subordinated debentures	103,094	2,825	5.45%	103,094	2,844	5.46%

Total interest-bearing liabilities	5,950,245	31,081	1.05%	6,036,982	39,939	1.33%

Noninterest bearing checking	766,578			701,492
Noninterest bearing liabilities	96,297			107,646

Total liabilities	6,813,120			6,846,120

Shareholders’ equity	1,134,321			1,158,935

Total liabilities and shareholders’ equity	$7,947,441			8,005,055

Net interest income/ Interest rate spread		130,739	3.35%		134,585	3.39%

Net interest-earning assets/ Net interest margin	$1,413,166		3.55%	1,364,251		3.64%

Ratio of interest-earning assets to interest-bearing liabilities	1.24X			1.23X

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

(f) Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 5.15% and 5.54%, respectively; Investment securities — 2.43% and 3.53%, respectively; interest-earning assets — 4.30% and 4.62%, respectively. GAAP basis net interest rate spreads were 3.25% and 3.29%, respectively; and GAAP basis net interest margins were 3.46% and 3.54%, respectively.

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

Six months ended June 30, 2013 and 2012

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(10,909)	775	(10,134)
Mortgage-backed securities	(2,039)	(312)	(2,351)
Investment securities	(4,433)	4,430	(3)
FHLB stock	45	1	46
Other interest-earning deposits	10	(272)	(262)
Total interest-earning assets	(17,326)	4,622	(12,704)

Interest-bearing liabilities:
Savings accounts	(482)	136	(346)
Interest-bearing demand accounts	(206)	28	(178)
Money market accounts	(566)	213	(353)
Certificate accounts	(5,226)	(2,807)	(8,033)
Borrowed funds	(196)	267	71
Debentures	(19)	—	(19)
Total interest-bearing liabilities	(6,695)	(2,163)	(8,858)

Net change in net interest income	$(10,631)	6,785	(3,846)

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

The Board of Directors has a Risk Management Committee which meets quarterly and reviews interest rate risk and trends, our interest sensitivity position, the liquidity position and the market risk inherent in the investment portfolio.

In an effort to assess interest rate risk and market risk, we utilize a simulation model to determine the effect of immediate incremental increases and decreases in interest rates on net income and the market value of equity.  Certain assumptions are made regarding loan prepayments and decay rates of savings and interest-bearing demand accounts.  Because it is difficult to accurately project the market reaction of depositors and borrowers, the effect of actual changes in interest rates on these assumptions may differ from simulated results.  We have established the following guidelines for assessing interest rate risk:

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at June 30, 2013 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from June 30, 2013 levels.

	Increase			Decrease
	100 bps	200 bps	300 bps	100 bps
Non-parallel shift in interest rates over the next 12 months
Projected percentage increase/ (decrease) in net income	2.8%	7.0%	6.7%	(7.9)%
Projected increase/ (decrease) in return on average equity	2.7%	6.9%	6.5%	(7.6)%
Projected increase/ (decrease) in earnings per share	$0.02	$0.05	$0.05	$(0.06)
Projected percentage increase/ (decrease) in market value of equity	(2.7)%	(11.0)%	(18.3)%	(2.8)%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)                                  Not applicable.

b.)                                  Not applicable.

c.)                  The following table discloses information regarding the repurchase of shares of common stock during the quarter ending June 30, 2013:

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (1)	Maximum number of shares yet to be purchased under the plan (1)
April	74,600	$12.01	74,600	1,343,389
May	294,200	12.11	294,200	1,049,189
June	—	—	—	1,049,189
	368,800	$12.09

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (2)	Maximum number of shares yet to be purchased under the plan (2)
April	—	$—	—	5,000,000
May	—	—	—	5,000,000
June	—	—	—	5,000,000
	—	$—

(1)  Reflects the program for 4,750,000 shares announced September 26, 2011.

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	August 9, 2013	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	August 9, 2013	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller
(Principal Accounting Officer of the Registrant)