Form 10-Q
period 2013-09-30
Northwest Bancshares, Inc.
filed 2013-11-08
CIK 1471265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

Common Stock ($0.01 par value) 94,193,125 shares outstanding as of November 4, 2013

NORTHWEST BANCSHARES, INC.

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2013	2012
Assets
Cash and due from banks	$93,335	88,277
Interest-earning deposits in other financial institutions	321,344	362,794
Federal funds sold and other short-term investments	634	633
Marketable securities available-for-sale (amortized cost of $1,084,596 and $1,053,122)	1,092,799	1,079,074
Marketable securities held-to-maturity (fair value of $129,580 and $161,969)	125,937	155,081
Total cash and investments	1,634,049	1,685,859

Personal Banking:
Residential mortgage loans held for sale	—	15,441
Residential mortgage loans	2,453,109	2,400,208
Home equity loans	1,072,388	1,076,637
Other consumer loans	225,978	235,367
Total Personal Banking	3,751,475	3,727,653
Business Banking:
Commercial real estate loans	1,586,991	1,585,833
Commercial loans	392,636	388,994
Total Business Banking	1,979,627	1,974,827
Total loans receivable	5,731,102	5,702,480
Allowance for loan losses	(75,865)	(73,219)
Loans receivable, net	5,655,237	5,629,261

Federal Home Loan Bank stock, at cost	43,716	46,834
Accrued interest receivable	22,560	23,313
Real estate owned, net	20,173	26,165
Premises and equipment, net	142,487	138,824
Bank owned life insurance	140,389	137,044
Goodwill	174,463	174,461
Other intangible assets	2,541	3,529
Other assets	72,764	77,310
Total assets	$7,908,379	7,942,600

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$803,498	755,429
Interest-bearing demand deposits	854,288	851,771
Savings deposits	2,348,805	2,271,311
Time deposits	1,718,774	1,886,089
Total deposits	5,725,365	5,764,600

Borrowed funds	865,096	860,047
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	103,094	103,094
Advances by borrowers for taxes and insurance	14,152	23,325
Accrued interest payable	861	888
Other liabilities	61,277	62,177
Total liabilities	6,769,845	6,814,131

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 94,152,042 and 93,652,960 shares issued and outstanding, respectively	942	937
Paid-in capital	617,180	613,249
Retained earnings	562,758	550,296
Unallocated common stock of employee stock ownership plan	(23,305)	(24,525)
Accumulated other comprehensive loss	(19,041)	(11,488)
Total shareholders’ equity	1,138,534	1,128,469
Total liabilities and shareholders’ equity	$7,908,379	7,942,600

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Quarter ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Loans receivable	$71,480	76,771	216,440	231,888
Mortgage-backed securities	3,113	3,941	9,862	13,041
Taxable investment securities	1,030	577	2,969	1,585
Tax-free investment securities	1,912	2,223	6,069	6,987
Interest-earning deposits	253	364	844	1,217
Total interest income	77,788	83,876	236,184	254,718

Interest expense:
Deposits	7,150	10,207	22,368	34,335
Borrowed funds	8,126	8,013	23,989	23,824
Total interest expense	15,276	18,220	46,357	58,159

Net interest income	62,512	65,656	189,827	196,559
Provision for loan losses	4,992	6,915	17,555	18,165
Net interest income after provision for loan losses	57,520	58,741	172,272	178,394

Noninterest income:
Impairment losses on securities	—	(340)	—	(885)
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	—	247	—	554
Net impairment losses	—	(93)	—	(331)
Gain on sale of investments, net	109	260	229	260
Service charges and fees	9,282	9,110	27,010	26,701
Trust and other financial services income	2,380	2,122	6,847	6,256
Insurance commission income	2,019	1,480	6,504	4,801
Loss on real estate owned, net	(111)	(1,187)	(2,526)	(2,839)
Income from bank owned life insurance	1,178	1,148	3,351	3,372
Mortgage banking income	203	1,484	1,395	2,804
Other operating income	1,049	949	3,090	3,190
Total noninterest income	16,109	15,273	45,900	44,214

Noninterest expense:
Compensation and employee benefits	27,629	28,171	83,715	83,425
Premises and occupancy costs	5,633	5,498	17,530	16,729
Office operations	3,497	3,141	10,631	9,805
Processing expenses	6,036	6,340	19,279	18,541
Marketing expenses	1,032	1,830	5,025	7,695
Federal deposit insurance premiums	1,377	1,305	4,239	4,343
Professional services	1,331	1,939	4,223	5,136
Amortization of other intangible assets	291	219	988	793
Real estate owned expense	681	832	1,880	2,143
Other expenses	2,770	2,528	7,044	6,435
Total noninterest expense	50,277	51,803	154,554	155,045

Income before income taxes	23,352	22,211	63,618	67,563

Federal and state income taxes	5,752	6,518	17,242	20,328

Net income	$17,600	15,693	46,376	47,235

Basic earnings per share	$0.19	0.17	0.51	0.50

Diluted earnings per share	$0.19	0.17	0.51	0.50

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Quarter ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income	$17,600	15,693	46,376	47,235
Other comprehensive income net of tax:
Net unrealized holding gains/ (losses) on marketable securities:
Unrealized holding gains/ (losses) net of tax of $(73), $(998), $6,767 and $(2,471), respectively	110	1,550	(10,619)	3,805
Other-than-temporary impairment on securities included in net income, net of tax of $0, $(36), $0 and $(129), respectively	—	57	—	202
Reclassification adjustment for gains included in net income, net of tax of $55, $16, $142 and $138 respectively	(87)	(25)	(221)	(215)
Net unrealized holding gains/ (losses) on marketable securities	23	1,582	(10,840)	3,792

Change in fair value of interest rate swaps, net of tax of $(159), $55, $(1,400) and $103, respectively	294	(102)	2,600	(192)

Defined benefit plan:
Reclassification adjustment for prior period service costs included in net income, net of tax of $(123), $(232), $(369) and $(695), respectively	229	431	687	1,293

Other comprehensive income/ (loss)	546	1,911	(7,553)	4,893

Total comprehensive income	$18,146	17,604	38,823	52,128

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, expect per share data)

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
Quarter ended September 30, 2012	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at June 30, 2012	97,880,874	$979	662,183	552,278	(20,244)	(25,192)	1,170,004

Comprehensive income:
Net income	—	—	—	15,693	—	—	15,693

Other comprehensive income, net of tax of $(1,195)	—	—	—	—	1,911	—	1,911

Total comprehensive income	—	—	—	15,693	1,911	—	17,604

Exercise of stock options	147,288	1	897	—	—	—	898

Stock compensation expense	—	—	713	—	—	375	1,088

Share repurchases	(183,780)	(2)	(2,204)	—	—	—	(2,206)

Dividends paid ($0.12 per share)	—	—	—	(11,469)	—	—	(11,469)

Ending balance at September 30, 2012	97,844,382	$978	661,589	556,502	(18,333)	(24,817)	1,175,919

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
Quarter ended September 30, 2013	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at June 30, 2013	93,877,847	$939	613,520	557,104	(19,587)	(23,743)	1,128,233

Comprehensive income:
Net income	—	—	—	17,600	—	—	17,600

Other comprehensive income, net of tax of $(300)	—	—	—	—	546	—	546

Total comprehensive income	—	—	—	17,600	546	—	18,146

Exercise of stock options	274,195	3	2,657	—	—	—	2,660

Stock compensation expense	—	—	1,003	—	—	438	1,441

Share repurchases	—	—	—	—	—	—	—

Dividends paid ($0.13 per share)	—	—	—	(11,946)	—	—	(11,946)

Ending balance at September 30, 2013	94,152,042	$942	617,180	562,758	(19,041)	(23,305)	1,138,534

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, expect per share data)

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
Nine months ended September 30, 2012	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2011	97,493,046	$975	659,523	543,598	(23,226)	(25,966)	1,154,904

Comprehensive income:
Net income	—	—	—	47,235	—	—	47,235

Other comprehensive income, net of tax of $(3,054)	—	—	—	—	4,893	—	4,893

Total comprehensive income	—	—	—	47,235	4,893	—	52,128

Exercise of stock options	271,739	2	1,891	—	—	—	1,893

Stock-based compensation expense	263,377	3	2,379	—	—	1,149	3,531

Share repurchases	(183,780)	(2)	(2,204)	—	—	—	(2,206)

Dividends paid ($0.36 per share)	—	—	—	(34,331)	—	—	(34,331)

Ending balance at September 30, 2012	97,844,382	$978	661,589	556,502	(18,333)	(24,817)	1,175,919

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
Nine months ended September 30, 2013	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2012	93,652,960	$937	613,249	550,296	(11,488)	(24,525)	1,128,469

Comprehensive income:
Net income	—	—	—	46,376	—	—	46,376

Other comprehensive loss, net of tax of $5,140	—	—	—	—	(7,553)	—	(7,553)

Total comprehensive income	—	—	—	46,376	(7,553)	—	38,823

Exercise of stock options	598,562	6	5,555	—	—	—	5,561

Stock-based compensation expense	269,320	3	2,831	—	—	1,220	4,054

Share repurchases	(368,800)	(4)	(4,455)	—	—	—	(4,459)

Dividends paid ($0.37 per share)	—	—	—	(33,914)	—	—	(33,914)

Ending balance at September 30, 2013	94,152,042	$942	617,180	562,758	(19,041)	(23,305)	1,138,534

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine months ended
	September 30,
	2013	2012
OPERATING ACTIVITIES:
Net Income	$46,376	47,235
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,555	18,165
Net gain on sale of assets	(813)	(490)
Net depreciation, amortization and accretion	6,638	7,166
Decrease in other assets	5,665	16,641
Increase in other liabilities	4,131	9,892
Net amortization/ (accretion) on marketable securities	204	(59)
Deferred income tax benefit	(52)	(36)
Noncash impairment losses on investment securities	—	331
Noncash write-down of real estate owned	3,580	2,129
Origination of loans held for sale	(36,411)	(180,319)
Proceeds from sale of loans held for sale	52,408	168,442
Noncash compensation expense related to stock benefit plans	4,054	3,531
Net cash provided by operating activities	103,335	92,628

INVESTING ACTIVITIES:
Purchase of marketable securities available-for-sale	(233,606)	(299,414)
Proceeds from maturities and principal reductions of marketable securities available-for-sale	202,109	262,192
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	29,193	63,583
Loan originations	(1,536,087)	(1,568,290)
Proceeds from loan maturities and principal reductions	1,469,752	1,371,874
Redemption of Federal Home Loan Bank stock	3,118	2,101
Proceeds from sale of real estate owned	14,134	11,145
Sale of real estate owned for investment, net	485	343
Purchase of premises and equipment	(12,653)	(11,804)
Net cash used in investing activities	(63,555)	(168,270)

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

(in thousands)

	Nine months ended
	September 30,
	2013	2012
FINANCING ACTIVITIES:
(Decrease)/ increase in deposits, net	$(39,235)	44,431
Proceeds from long-term borrowings	30,000	—
Repayments of long-term borrowings	(51)	(52)
Net increase/ (decrease) in short-term borrowings	(24,900)	27,679
Decrease in advances by borrowers for taxes and insurance	(9,173)	(12,001)
Cash dividends paid	(33,914)	(34,331)
Purchase of common stock for retirement	(4,459)	(2,206)
Proceeds from stock options exercised	5,561	1,893
Net cash provided by financing activities	(76,171)	25,413

Net decrease in cash and cash equivalents	$(36,391)	(50,229)

Cash and cash equivalents at beginning of period	$451,704	688,297
Net decrease in cash and cash equivalents	(36,391)	(50,229)
Cash and cash equivalents at end of period	$415,313	638,068

Cash and cash equivalents:
Cash and due from banks	$93,335	91,286
Interest-earning deposits in other financial institutions	321,344	546,149
Federal funds sold and other short-term investments	634	633
Total cash and cash equivalents	$415,313	638,068

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $20,126 and $29,606, respectively)	$46,384	58,152
Income taxes	$22,177	10,389

Non-cash activities:
Loans foreclosures and repossessions	$11,667	17,141
Sale of real estate owned financed by the Company	$888	428

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

(1)                                 Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company”) or (“NWBI”), a Maryland corporation headquartered in Warren, Pennsylvania, is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  The Company was incorporated to be the successor to Northwest Bancorp, Inc. upon the completion of the mutual-to-stock conversion of Northwest Bancorp, MHC in December 2009.  The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”).  Northwest is regulated by the FDIC and the Pennsylvania Department of Banking.  At September 30, 2013, Northwest operated 165 community-banking offices throughout Pennsylvania, western New York, eastern Ohio and Maryland.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Settlement Agency, LLC, Northwest Consumer Discount Company, Northwest Financial Services, Inc., Northwest Advisors, Inc., Northwest Capital Group, Inc., Boetger & Associates, Inc., Allegheny Services, Inc., Great Northwest Corporation, Veracity Benefit Designs, Inc. and The Bert Company.  The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information or footnotes required for complete annual financial statements.  In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included.  The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 updated, as required, for any new pronouncements or changes.  The following sections of our Summary of Significant Accounting Principals have been updated since the filing of our form 10K and are included herein.

Investment Securities

We classify marketable securities at the time of purchase as held-to-maturity, available-for-sale, or trading securities. Securities for which management has the intent and we have the ability to hold until their maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts on a level yield basis (amortized cost).  If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income/ (loss), a separate component of shareholders’ equity, net of tax. Securities classified as available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with changes in fair value included in earnings. The cost of securities sold is determined on a specific identification basis. We held no securities classified as trading at September 30, 2013 or December 31, 2012.

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

The results of operations for the quarter ended and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other period.

Stock-Based Compensation

On May 15, 2013, we awarded employees 511,100 stock options and directors 79,200 stock options with an exercise price of $12.44 and a grant date fair value of $1.03 per stock option.  On May 15, 2013, we also awarded employees 240,700 restricted common shares and directors 29,700 restricted common shares with a grant date fair value of $12.55.  Awarded stock options and common shares vest over a ten-year period with the first vesting occurring on the grant date.  Stock-based compensation expense of $1.2 million and $1.1 million for the quarter ended September 30, 2013 and 2012, respectively, and $3.8 million and $3.5 million for the nine months ended September 30, 2013 and 2012, respectively, was recognized in compensation expense relating to our stock benefit plans.  At September 30, 2013 there was compensation expense of $5.4 million to be recognized for awarded but unvested stock options and $15.8 million for unvested common shares.

Income Taxes- Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of September 30, 2013 we had no liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in federal and state income taxes and (2) refund claims in other operating income.  We recognize penalties (if any) in federal and state income taxes.  There is no amount accrued for the payment of interest or penalties at September 30, 2013.  We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2012, 2011 and 2010.

(2)                                 Business Segments

We operate in two reportable business segments: Community Banking and Consumer Finance.  The Community Banking segment provides services traditionally offered by full-service community banks, including business and personal deposit accounts and business and personal loans, as well as insurance, brokerage and investment management and trust services.  The Consumer Finance segment, which is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest, operates 50 offices in Pennsylvania and offers personal installment loans for a variety of consumer and real estate products.  This activity is funded primarily through an intercompany borrowing relationship with Allegheny Services, Inc., a subsidiary of Northwest.  Net income is the primary measure used by management to measure segment performance.  The following tables provide financial information for these reportable segments.  The “All Other” column represents the parent company and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.

At or for the quarter ended:

	Community	Consumer
September 30, 2013 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$72,451	5,077	260	77,788
Intersegment interest income	670	—	(670)	—
Interest expense	13,975	670	631	15,276
Provision for loan losses	4,000	992	—	4,992
Noninterest income	15,651	445	13	16,109
Noninterest expense	47,102	2,998	177	50,277
Income tax expense (benefit)	5,842	343	(433)	5,752
Net income	17,853	519	(772)	17,600
Total assets	$7,757,940	110,003	40,436	7,908,379

	Community	Consumer
September 30, 2012 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$78,048	5,513	315	83,876
Intersegment interest income	748	—	(748)	—
Interest expense	16,881	748	591	18,220
Provision for loan losses	6,000	915	—	6,915
Noninterest income	14,750	509	14	15,273
Noninterest expense	48,484	3,120	199	51,803
Income tax expense (benefit)	6,442	507	(431)	6,518
Net income	15,739	732	(778)	15,693
Total assets	$7,889,245	116,112	42,314	8,047,671

(1)   Eliminations consist of intercompany loans, interest income and interest expense.

At or for the nine months ended:

	Community	Consumer
September 30, 2013 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$219,781	15,496	907	236,184
Intersegment interest income	2,046	—	(2,046)	—
Interest expense	42,531	2,046	1,780	46,357
Provision for loan losses	15,006	2,549	—	17,555
Noninterest income	44,661	1,178	61	45,900
Noninterest expense	144,661	9,286	607	154,554
Income tax expense (benefit)	17,377	1,144	(1,279)	17,242
Net income	46,913	1,649	(2,186)	46,376
Total assets	$7,757,940	110,003	40,436	7,908,379

	Community	Consumer
September 30, 2012 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$237,279	16,556	883	254,718
Intersegment interest income	2,234	—	(2,234)	—
Interest expense	54,206	2,234	1,719	58,159
Provision for loan losses	15,750	2,415	—	18,165
Noninterest income	42,537	1,601	76	44,214
Noninterest expense	144,949	9,496	600	155,045
Income tax expense (benefit)	19,967	1,658	(1,297)	20,328
Net income	47,178	2,354	(2,297)	47,235
Total assets	$7,889,245	116,112	42,314	8,047,671

(1)    Eliminations consist of intercompany loans, interest income and interest expense.

(3)                                 Investment securities and impairment of investment securities

The following table shows the portfolio of investment securities available-for-sale at September 30, 2013 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$34	—	—	34

Debt issued by government sponsored enterprises:
Due in one year or less	2,000	1	—	2,001
Due in one year - five years	223,122	268	(3,270)	220,120
Due in five years - ten years	101,190	—	(2,198)	98,992

Equity securities	15,527	10,838	(37)	26,328

Municipal securities:
Due in one year or less	435	12	—	447
Due in one year - five years	9,344	156	—	9,500
Due in five years - ten years	14,582	360	—	14,942
Due after ten years	82,994	1,581	(217)	84,358

Corporate debt issues:
Due after ten years	21,853	718	(1,839)	20,732

Residential mortgage-backed securities:
Fixed rate pass-through	88,960	3,539	(995)	91,504
Variable rate pass-through	84,278	3,685	(15)	87,948
Fixed rate non-agency CMOs	4,123	153	—	4,276
Fixed rate agency CMOs	278,308	1,555	(6,509)	273,354
Variable rate non-agency CMOs	696	—	(19)	677
Variable rate agency CMOs	157,150	680	(244)	157,586
Total residential mortgage-backed securities	613,515	9,612	(7,782)	615,345
Total marketable securities available-for-sale	$1,084,596	23,546	(15,343)	1,092,799

The following table shows the portfolio of investment securities available-for-sale at December 31, 2012 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$40	—	—	40

Debt issued by government sponsored enterprises:
Due in one year or less	1,999	5	—	2,004
Due in one year - five years	140,352	183	(22)	140,513
Due in five years - ten years	95,602	460	(265)	95,797

Equity securities	13,301	6,025	(22)	19,304

Municipal securities:
Due in one year - five years	9,629	233	—	9,862
Due in five years - ten years	17,355	668	—	18,023
Due after ten years	100,644	5,679	—	106,323

Corporate debt issues:
Due after ten years	24,911	483	(2,691)	22,703

Residential mortgage-backed securities:
Fixed rate pass-through	85,134	6,266	—	91,400
Variable rate pass-through	104,591	5,314	(6)	109,899
Fixed rate non-agency CMOs	5,700	156	(236)	5,620
Fixed rate agency CMOs	227,608	3,462	(744)	230,326
Variable rate non-agency CMOs	873	—	(20)	853
Variable rate agency CMOs	225,383	1,345	(321)	226,407
Total residential mortgage-backed securities	649,289	16,543	(1,327)	664,505
Total marketable securities available-for-sale	$1,053,122	30,279	(4,327)	1,079,074

The following table shows the portfolio of investment securities held-to-maturity at September 30, 2013 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value

Municipal securities:
Due in five years - ten years	$5,713	177	—	5,890
Due after ten years	63,599	1,640	—	65,239

Residential mortgage-backed securities:
Fixed rate pass-through	11,507	603	—	12,110
Variable rate pass-through	5,412	80	—	5,492
Fixed rate agency CMOs	37,803	1,128	—	38,931
Variable rate agency CMOs	1,903	15	—	1,918
Total residential mortgage-backed securities	56,625	1,826	—	58,451
Total marketable securities held-to-maturity	$125,937	3,643	—	129,580

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2012 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value

Municipal securities:
Due in five years - ten years	$3,679	160	—	3,839
Due after ten years	65,596	3,743	—	69,339

Residential mortgage-backed securities:
Fixed rate pass-through	16,369	912	—	17,281
Variable rate pass-through	6,548	—	(14)	6,534
Fixed rate agency CMOs	56,713	2,006	—	58,719
Variable rate agency CMOs	6,176	81	—	6,257
Total residential mortgage-backed securities	85,806	2,999	(14)	88,791
Total marketable securities held-to-maturity	$155,081	6,902	(14)	161,969

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

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2013 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$285,376	(5,468)	—	—	285,376	(5,468)
Municipal securities	6,842	(217)	—	—	6,842	(217)
Corporate issues	—	—	4,470	(1,839)	4,470	(1,839)
Equity securities	585	(37)	—	—	585	(37)
Residential mortgage-backed securities - non-agency	676	(19)	—	—	676	(19)
Residential mortgage-backed securities - agency	269,557	(7,526)	79,336	(237)	348,893	(7,763)

Total temporarily impaired securities	$563,036	(13,267)	83,806	(2,076)	646,842	(15,343)

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

Corporate issues

At September 30, 2013, we had five investments with a total amortized cost of $6.3 million and total fair value of $4.5 million, where the amortized cost exceeded the carrying value for more than 12 months.  These investments were three single issuer trust preferred investments and two pooled trust preferred investments.  The single issuer trust preferred investments were evaluated for other-than-temporary impairment by determining the strength of the underlying issuer.  In all cases, the underlying issuer was “well-capitalized” for regulatory purposes. None of the issuers have deferred interest payments or announced the intention to defer interest payments.  We believe the decline in fair value is related to the spread over three month LIBOR, on which the quarterly interest payments are based, as the spread over LIBOR is significantly lower than current market spreads on similar investments.  We concluded the impairment of these three investments was considered noncredit related.  In making that determination, we also considered the duration and the severity of the losses and whether we intend to hold these securities until the value is recovered, the securities are redeemed or maturity.  The pooled trust preferred investments were evaluated for other-than-temporary impairment by considering the duration and severity of the losses, actual cash flows, projected cash flows, performing collateral, the class of investment owned and the amount of additional defaults the structure could withstand prior to the investment experiencing a disruption in cash flows.  Neither of the investments experienced a cash flow disruption or are projecting a cash flow disruption.  We concluded, based on all facts evaluated, the impairment of these two investments was noncredit related.  Management asserts that we do not have the intent to sell these investments and that it is more likely than not, we will not have to sell the investments before recovery of their cost basis.

The following table provides class, amortized cost, fair value and ratings information for our portfolio of corporate securities that have an unrealized loss at September 30, 2013 (in thousands):

		Total
		Amortized	Fair	Unrealized	Moody’s/ Fitch
Description	Class	cost	value	losses	ratings
Bank Boston Capital Trust (1)	N/A	$989	804	(185)	Ba2/ BB+
Huntington Capital Trust	N/A	1,429	1,179	(250)	Baa3/ BB+
Commercebank Capital Trust	N/A	891	870	(21)	Not rated
I-PreTSL I	Mezzanine	1,500	593	(907)	Not rated/ CCC
I-PreTSL II	Mezzanine	1,500	1,024	(476)	Not rated/ B
		$6,309	4,470	(1,839)

(1)   Bank Boston was acquired by Bank of America.

The following table provides collateral information on the pooled trust preferred securities included in the previous table at September 30, 2013 (in thousands):

				Additional
				immediate
				defaults before
		Current		causing an
	Total	deferrals	Performing	interest
Description	collateral	and defaults	collateral	shortfall
I-PreTSL I	$188,500	32,500	156,000	101,603
I-PreTSL II	305,500	24,500	281,000	173,825

Mortgage-backed securities

Mortgage-backed securities include agency (FNMA, FHLMC, GNMA and SBA) mortgage-backed securities and non-agency collateralized mortgage obligations (“CMOs”).  We review our portfolio of mortgage-backed securities quarterly for impairment.  As of September 30, 2013, we believe the impairment within our portfolio of agency mortgage-backed securities is noncredit related.  As of September 30, 2013, we had seven non-agency CMOs with a total amortized cost of $4.8 million and a total fair value of $5.0 million. None of these seven securities have had an amortized cost which has exceeded the fair value for more than 12 months and one security that has had an amortized cost which exceeded the fair value for less than 12 months.  During the quarter and nine months ended September 30, 2013, we did not recognize other-than-temporary credit related impairment on this security.  We determined the impairment was noncredit related by analyzing cash flow estimates, estimated prepayment speeds, loss severity and conditional default rates.  We considered the discounted cash flow analysis as our primary evidence when we determined that the impairment on this security was noncredit related.

The following table shows issuer specific information, amortized cost, fair value, unrealized gain or loss and other-than-temporary impairment recorded in earnings for the portfolio of non-agency CMOs at September 30, 2013 (in thousands):

					Total
				Impairment	impairment
				recorded in	recorded in
	Amortized	Fair	Unrealized	current period	prior period
Description	cost	value	gain/ (loss)	earnings	earnings
AMAC 2003-6 2A2	$129	131	2	—	—
AMAC 2003-6 2A8	267	270	3	—	—
BOAMS 2005-11 1A8	—	87	87	—	(146)
CWALT 2005-J14 A3	3,236	3,293	57	—	(1,007)
CFSB 2003-17 2A2	292	293	1	—	—
WAMU 2003-S2 A4	199	202	3	—	—
WFMBS 2003-B A2	696	677	(19)	—	—
	$4,819	4,953	134	—	(1,153)

Municipal Securities

We review our portfolio of municipal securities quarterly for impairment.  We initially evaluate municipal securities for other-than-temporary impairment by comparing the fair value, provided to us by a third party pricing source using quoted prices for similar assets that are actively traded, to the carrying value.  When an investment’s fair value is below 80% of the amortized cost we then assess the stated interest rate and compare the stated interest rate to current market interest rates to determine if the decline in fair value is considered to be attributable to interest rates.  If the stated interest rate approximates current interest rates for similar securities, we determine if the investment is rated and if so, if the rating has changed in the current period.  If the rating has not changed during the current period, we review publicly available information to determine if there has been any negative change in the underlying municipality.  As of September 30, 2013, none of the investments in our municipal securities portfolio had an amortized cost that exceeded the fair value for more than twelve months.

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

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the quarter ended (in thousands):

	2013	2012
Beginning balance at July 1, (1)	$9,697	9,896
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the quarter	(43)	(81)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	93
Ending balance at September 30,	$9,654	9,908

(1) — The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the nine months ended (in thousands):

	2013	2012
Beginning balance at Janaury 1, (1)	$9,811	11,633
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the year	(157)	(2,056)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	331
Ending balance at September 30,	$9,654	9,908

(1) — The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(4)                                 Loans receivable

The following table shows a summary of our loans receivable at September 30, 2013 and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012
Personal Banking:
Loans held for sale	$—	15,441
Residential mortgage loans	2,465,577	2,416,419
Home equity loans	1,072,388	1,076,637
Other consumer loans	225,978	235,367
Total Personal Banking	3,763,943	3,743,864

Business Banking:
Commercial real estate	1,663,592	1,615,701
Commercial loans	433,326	432,944
Total Business Banking	2,096,918	2,048,645
Total loans receivable, gross	5,860,861	5,792,509

Deferred loan costs/ (fees)	1,697	(1,624)
Allowance for loan losses	(75,865)	(73,219)
Undisbursed loan proceeds:
Residential mortgage loans	(14,165)	(14,587)
Commercial real estate	(76,601)	(29,868)
Commercial loans	(40,690)	(43,950)
Total loans receivable, net	$5,655,237	5,629,261

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended September 30, 2013 (in thousands):

	Balance September 30, 2013	Current period provision	Charge-offs	Recoveries	Balance June 30, 2013
Personal Banking:
Residental mortgage loans	$7,821	471	(546)	37	7,859
Home equity loans	8,065	(116)	(213)	44	8,350
Other consumer loans	4,935	1,553	(1,675)	234	4,823
Total Personal Banking	20,821	1,908	(2,434)	315	21,032

Business Banking:
Commercial real estate loans	38,552	2,676	(1,048)	1,366	35,558
Commercial loans	11,902	32	(463)	547	11,786
Total Business Banking	50,454	2,708	(1,511)	1,913	47,344

Unallocated	4,590	376	—	—	4,214

Total	$75,865	4,992	(3,945)	2,228	72,590

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended September 30, 2012 (in thousands):

	Balance September 30, 2012	Current period provision	Charge-offs	Recoveries	Balance June 30, 2012
Personal Banking:
Residental mortgage loans	$8,361	1,440	(1,197)	121	7,997
Home equity loans	8,118	710	(1,268)	42	8,634
Other consumer loans	4,781	1,073	(1,536)	579	4,665
Total Personal Banking	21,260	3,223	(4,001)	742	21,296

Business Banking:
Commercial real estate loans	34,337	538	(1,385)	403	34,781
Commercial loans	11,225	3,401	(1,641)	34	9,431
Total Business Banking	45,562	3,939	(3,026)	437	44,212

Unallocated	4,355	(247)	—	—	4,602

Total	$71,177	6,915	(7,027)	1,179	70,110

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2013 (in thousands):

	Balance September 30, 2013	Current period provision	Charge-offs	Recoveries	Balance December 31, 2012
Personal Banking:
Residental mortgage loans	$7,821	1,506	(2,002)	315	8,002
Home equity loans	8,065	1,022	(1,388)	137	8,294
Other consumer loans	4,935	3,312	(4,359)	826	5,156
Total Personal Banking	20,821	5,840	(7,749)	1,278	21,452

Business Banking:
Commercial real estate loans	38,552	10,033	(7,734)	1,754	34,499
Commercial loans	11,902	1,118	(3,685)	1,227	13,242
Total Business Banking	50,454	11,151	(11,419)	2,981	47,741

Unallocated	4,590	564	—	—	4,026

Total	$75,865	17,555	(19,168)	4,259	73,219

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2012 (in thousands):

	Balance September 30, 2012	Current period provision	Charge-offs	Recoveries	Balance December 31, 2011
Personal Banking:
Residental mortgage loans	$8,361	3,017	(3,459)	321	8,482
Home equity loans	8,118	2,078	(2,749)	102	8,687
Other consumer loans	4,781	2,619	(4,327)	1,164	5,325
Total Personal Banking	21,260	7,714	(10,535)	1,587	22,494

Business Banking:
Commercial real estate loans	34,337	6,631	(5,817)	1,375	32,148
Commercial loans	11,225	3,881	(5,009)	273	12,080
Total Business Banking	45,562	10,512	(10,826)	1,648	44,228

Unallocated	4,355	(61)	—	—	4,416

Total	$71,177	18,165	(21,361)	3,235	71,138

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at September 30, 2013 (in thousands):

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual (1)	Recorded investment in loans past due 90 days or more and still accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residental mortgage loans	$2,453,109	7,821	27,972	—	4,261	849	—
Home equity loans	1,072,388	8,065	10,205	—	1,967	407	—
Other consumer loans	225,978	4,935	2,073	786	—	—	—
Total Personal Banking	3,751,475	20,821	40,250	786	6,228	1,256	—

Business Banking:
Commercial real estate loans	1,586,991	38,552	52,519	—	46,622	8,757	208
Commercial loans	392,636	11,902	30,130	23	26,540	3,577	1,500
Total Business Banking	1,979,627	50,454	82,649	23	73,162	12,334	1,708

Total	$5,731,102	71,275	122,899	809	79,390	13,590	1,708

(1)   Includes $37.5 million of nonaccrual TDRs.

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

(1)   Includes $41.2 million of nonaccrual TDRS.

The following table provides geographical and delinquency information related to the loan portfolio by portfolio segment and class of financing receivable at September 30, 2013 (in thousands):

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Recorded investment in loans receivable:
Personal Banking:
Residential mortgage loans	$2,079,888	158,296	18,515	142,348	54,062	2,453,109
Home equity loans	913,672	114,571	10,469	27,514	6,162	1,072,388
Other consumer loans	208,515	10,268	2,994	1,229	2,972	225,978
Total Personal Banking	3,202,075	283,135	31,978	171,091	63,196	3,751,475

Business Banking:
Commercial real estate loans	885,260	476,843	25,871	124,804	74,213	1,586,991
Commercial loans	284,868	62,496	17,071	16,831	11,370	392,636
Total Business Banking	1,170,128	539,339	42,942	141,635	85,583	1,979,627

Total	$4,372,203	822,474	74,920	312,726	148,779	5,731,102

Percentage of total loans in geographic area 76.2%		14.4%	1.3%	5.5%	2.6%	100.0%

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Loans 90 or more days delinquent:
Personal Banking:
Residential mortgage loans	$15,157	1,319	687	4,370	3,469	25,002
Home equity loans	5,832	1,545	145	1,275	162	8,959
Other consumer loans	1,808	27	—	—	13	1,848
Total Personal Banking	22,797	2,891	832	5,645	3,644	35,809

Business Banking:
Commercial real estate loans	14,196	674	—	1,348	64	16,282
Commercial loans	2,650	2,728	—	742	293	6,413
Total Business Banking	16,846	3,402	—	2,090	357	22,695

Total	$39,643	6,293	832	7,735	4,001	58,504

Percentage of loans 90 or more days delinquent in geographic area.	0.9%	0.8%	1.1%	2.5%	2.7%	1.0%

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

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the nine months ended September 30, 2013 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residental mortgage loans	$25,002	2,970	—	3,235	31,207	30,173	555
Home equity loans	8,959	1,246	—	1,513	11,718	10,558	282
Other consumer loans	1,848	225	—	—	2,073	1,907	33
Total Personal Banking	35,809	4,441	—	4,748	44,998	42,638	870

Business Banking:
Commercial real estate loans	16,282	36,237	33,752	14,209	100,480	88,761	2,734
Commercial loans	6,413	23,717	4,259	3,851	38,240	43,459	869
Total Business Banking	22,695	59,954	38,011	18,060	138,720	132,220	3,603

Total	$58,504	64,395	38,011	22,808	183,718	174,858	4,473

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

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at September 30, 2013 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residental mortgage loans	$2,448,848	4,261	4,261	848	—
Home equity loans	1,070,421	1,967	1,967	407	—
Other consumer loans	225,839	139	139	1	—
Total Personal Banking	3,745,108	6,367	6,367	1,256	—

Business Banking:
Commercial real estate loans	1,510,810	76,181	58,069	10,555	18,112
Commercial loans	359,137	33,499	28,007	4,427	5,492
Total Business Banking	1,869,947	109,680	86,076	14,982	23,604

Total	$5,615,055	116,047	92,443	16,238	23,604

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

Our loan portfolios include loans that have been modified in a troubled debt restructuring (TDR), where concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include: extending the note’s maturity date, permitting interest only payments, reducing the interest rate to a rate lower than current market rates for new debt with similar risk, reducing the principal payment, principal forbearance or other actions.  These concessions are applicable to all loan segments and classes. Certain TDRs are classified as nonperforming at the time of restructuring and may be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

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

During the nine months ended September 30, 2013, four home equity loan TDRs with a combined balance of $99,000, four residential mortgage loan TDRs with a combined balance of $357,000, four commercial real estate loan TDRs with a combined balance of $1.1 million and five commercial loan TDRs with a combined balance of $250,000 were charged off.  Additionally, three home equity loan TDRs with a combined balance of $9,000, one residential mortgage loan TDR with a balance of $109,000, seven commercial real estate loan TDRs with a combined balance of $3.1 million and 22 commercial loan TDRs with a combined balance of $3.5 million were paid off.  For TDRs that subsequently defaulted during the nine months ended September 30, 2013, one residential mortgage loan TDR with a balance of $79,000 was charged off and two commercial loan TDRs with a combined balance of $1.9 million were paid off and are included above. Additionally, one commercial loan TDR with a balance of $2.1 million was transferred to real estate owned.

The following table provides a roll forward of troubled debt restructurings for the periods indicated (in thousands):

	For the nine months ended September 30,		For the year ended December 31,
	2013	2012	2012
Beginning TDR balance:	$89,444	69,429	69,429
New TDRs (1)	11,310	33,999	56,845
Net paydowns	(10,784)	(15,762)	(25,205)
Charge-offs	(1,769)	(554)	(2,704)
Paid-off loans	(6,741)	(787)	(8,921)
Transferred to real estate owned	(2,070)	—	—
Ending TDR balance:	$79,390	86,325	89,444

Accruing TDRs	$41,871	57,064	48,278
Non-accrual TDRs	37,519	29,261	41,166

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

The following table provides information related to troubled debt restructurings by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended September 30, 2013				For the nine months ended September 30, 2013
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	—	$—	—	—	2	$179	172	16
Home equity loans	1	6	6	—	5	296	286	134
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	1	6	6	—	7	475	458	150

Business Banking:
Commercial real estate loans	14	1,900	1,780	277	49	8,982	7,353	1,641
Commercial loans	4	71	71	3	28	1,853	1,384	204
Total Business Banking	18	1,971	1,851	280	77	10,835	8,737	1,845

Total	19	$1,977	1,857	280	84	$11,310	9,195	1,995

Troubled debt restructurings that subsequently defaulted:
Personal Banking:
Residential mortgage loans	1	$214	161	74	2	$274	231	79
Home equity loans	—	—	—	—	2	237	188	179
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	1	214	161	74	4	511	419	258

Business Banking:
Commercial real estate loans	4	567	540	115	8	2,352	1,964	255
Commercial loans	1	23	8	2	7	9,082	1,414	182
Total Business Banking	5	590	548	117	15	11,434	3,378	437

Total	6	$804	709	191	19	$11,945	3,797	695

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

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the nine months ended September 30, 2013 (dollars in thousands):

	Number of re-	Type of modification
	modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Business Banking:
Commercial real estate loans	6	—	227	4,007	—	4,234
Commercial loans	1	—	—	—	—	—
Total Business Banking	7	—	227	4,007	—	4,234

Total	7	$—	227	4,007	—	4,234

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the nine months ended September 30, 2012 (dollars in thousands):

	Number of re-	Type of modification
	modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Business Banking:
Commercial real estate loans	2	800	—	—	—	800
Commercial loans	6	1,747	—	4,073	—	5,820
Total Business Banking	8	2,547	—	4,073	—	6,620

Total	8	$2,547	—	4,073	—	6,620

The following table provides information related to loan payment delinquencies at September 30, 2013 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$4,391	6,360	25,002	35,753	2,417,356	2,453,109
Home equity loans	4,161	2,193	8,959	15,313	1,057,075	1,072,388
Other consumer loans	4,193	1,646	1,848	7,687	218,291	225,978
Total Personal Banking	12,745	10,199	35,809	58,753	3,692,722	3,751,475

Business Banking:
Commercial real estate loans	6,536	3,692	16,282	26,510	1,560,481	1,586,991
Commercial loans	1,059	1,242	6,413	8,714	383,922	392,636
Total Business Banking	7,595	4,934	22,695	35,224	1,944,403	1,979,627

Total	$20,340	15,133	58,504	93,977	5,637,125	5,731,102

The following table provides information related to loan payment delinquencies at December 31, 2012 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$32,921	9,387	24,286	66,594	2,349,055	2,415,649
Home equity loans	6,534	1,977	8,479	16,990	1,059,647	1,076,637
Other consumer loans	5,456	1,830	1,936	9,222	226,145	235,367
Total Personal Banking	44,911	13,194	34,701	92,806	3,634,847	3,727,653

Business Banking:
Commercial real estate loans	13,001	4,596	24,550	42,147	1,543,686	1,585,833
Commercial loans	3,233	10,158	9,096	22,487	366,507	388,994
Total Business Banking	16,234	14,754	33,646	64,634	1,910,193	1,974,827

Total	$61,145	27,948	68,347	157,440	5,545,040	5,702,480

Credit quality indicators:  We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze loans individually by classifying the loans by credit risk.  Credit relationships greater than or equal to $1.0 million classified as special mention or substandard are reviewed quarterly for deterioration or improvement to determine if the loan is appropriately classified.  We use the following definitions for risk ratings other than pass:

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

The following table sets forth information about credit quality indicators, which were updated during the quarter ended September 30, 2013 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$2,433,665	—	18,123	—	1,321	2,453,109
Home equity loans	1,063,429	—	8,959	—	—	1,072,388
Other consumer loans	224,644	—	1,334	—	—	225,978
Total Personal Banking	3,721,738	—	28,416	—	1,321	3,751,475

Business Banking:
Commercial real estate loans	1,380,452	44,173	161,069	1,297	—	1,586,991
Commercial loans	327,137	12,156	52,225	1,118	—	392,636
Total Business Banking	1,707,589	56,329	213,294	2,415	—	1,979,627

Total	$5,429,327	56,329	241,710	2,415	1,321	5,731,102

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2012 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$2,395,809	—	18,743	48	1,049	2,415,649
Home equity loans	1,068,183	—	8,454	—	—	1,076,637
Other consumer loans	234,106	—	1,261	—	—	235,367
Total Personal Banking	3,698,098	—	28,458	48	1,049	3,727,653

Business Banking:
Commercial real estate loans	1,352,118	68,130	163,751	1,834	—	1,585,833
Commercial loans	320,228	13,077	52,742	2,947	—	388,994
Total Business Banking	1,672,346	81,207	216,493	4,781	—	1,974,827

Total	$5,370,444	81,207	244,951	4,829	1,049	5,702,480

(5)                                 Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	September 30,	December 31,
	2013	2012
Amortizable intangible assets:
Core deposit intangibles — gross	$30,578	30,578
Acquisitions	—	—
Less: accumulated amortization	(30,440)	(30,181)
Core deposit intangibles — net	138	397
Customer and Contract intangible assets — gross	6,197	3,779
Acquisition of The Bert Company	—	2,418
Less: accumulated amortization	(3,794)	(3,065)
Customer and Contract intangible assets — net	$2,403	3,132

The following table shows the actual aggregate amortization expense for the quarter and nine months ended September 30, 2013 and 2012, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended September 30, 2013	$291
For the quarter ended September 30, 2012	219
For the nine months ended September 30, 2013	988
For the nine months ended September 30, 2012	793
For the year ending December 31, 2013	1,210
For the year ending December 31, 2014	814
For the year ending December 31, 2015	571
For the year ending December 31, 2016	415
For the year ending December 31, 2017	259
For the year ending December 31, 2018	173

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2011	$170,269	1,613	171,882
Goodwill acquired	2,579	—	2,579
Impairment losses	—	—	—
Balance at December 31, 2012	172,848	1,613	174,461
Goodwill acquired	2	—	2
Impairment losses	—	—	—
Balance at September 30, 2013	$172,850	1,613	174,463

We performed our annual goodwill impairment test as of June 30, 2013 and concluded that goodwill was not impaired.  At September 30, 2013, there were no changes in our operations or other factors that would cause us to update that test.  See the Overview of Critical Accounting Policies Involving Estimates section for a description of our testing procedures.

(6)                             Guarantees

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures.  Collateral may be obtained based on management’s credit assessment of the customer.  At September 30, 2013, the maximum potential amount of future payments we could be required to make under these standby letters of credit was $28.8 million, of which $28.1 million is fully collateralized.  At September 30, 2013, we had a liability, which represents deferred income, of $872,000 related to the standby letters of credit.  There are no recourse provisions that would enable us to recover any amounts from third parties.

(7)                           Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  All stock options outstanding during the quarter and nine months ended September 30, 2013 were included in the computation of diluted earnings per share because the stock options’ exercise price was less than the average market price of the common shares of $13.77 and $12.92, respectively.  Stock options to purchase 3,119,002 shares of common stock with a weighted average exercise price of $12.28 per share were outstanding during the quarter and nine months ended September 30, 2012 but were not included in the computation of diluted earnings per share for these periods because the options’ exercise price was greater than the average market price of the common shares of $11.98 and $12.17, respectively.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Quarter ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Reported net income	$17,600	15,693	46,376	47,235

Weighted average common shares outstanding	90,760,402	94,422,878	90,530,417	94,277,362
Dilutive potential shares due to effect of stock options	1,063,982	187,778	679,623	314,040
Total weighted average common shares and dilutive potential shares	91,824,384	94,610,656	91,210,040	94,591,402

Basic earnings per share:	$0.19	0.17	0.51	0.50

Diluted earnings per share:	$0.19	0.17	0.51	0.50

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

The following table sets forth the net periodic costs for the defined benefit pension plans and post retirement healthcare plans for the periods indicated (in thousands):

Components of net periodic benefit cost

	Quarter ended September 30,
	Pension benefits		Other post-retirement benefits
	2013	2012	2013	2012
Service cost	$1,138	1,858	—	—
Interest cost	1,301	1,432	16	16
Expected return on plan assets	(2,138)	(1,948)	—	—
Amortization of prior service cost	(580)	(40)	—	—
Amortization of the net loss	919	690	13	13
Net periodic benefit cost	$640	1,992	29	29

Components of net periodic benefit cost

	Nine months ended September 30,
	Pension benefits		Other post-retirement benefits
	2013	2012	2013	2012
Service cost	$3,414	5,573	—	—
Interest cost	3,903	4,297	48	49
Expected return on plan assets	(6,414)	(5,844)	—	—
Amortization of prior service cost	(1,740)	(120)	—	—
Amortization of the net loss	2,757	2,070	39	38
Net periodic benefit cost	$1,920	5,976	87	87

We made no contribution to our pension or other post-retirement benefit plans during the nine months ended September 30, 2013.  A minimum contribution is not required to be made for the plan year ending December 31, 2013.

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At September 30, 2013 and December 31, 2012, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at September 30, 2013:

	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$415,313	415,313	415,313	—	—
Securities available-for-sale	1,092,799	1,092,799	26,328	1,054,763	11,708
Securities held-to-maturity	125,937	129,580	—	129,580	—
Loans receivable, net	5,655,237	5,954,252	—	—	5,954,252
Accrued interest receivable	22,560	22,560	22,560	—	—
FHLB Stock	43,716	43,716	—	—	—
Total financial assets	$7,355,562	7,658,220	464,201	1,184,343	5,965,960

Financial liabilities:
Savings and checking accounts	$4,006,591	4,006,591	4,006,591	—	—
Time deposits	1,718,774	1,753,619	—	—	1,753,619
Borrowed funds	865,096	886,231	139,631	—	746,600
Junior subordinated debentures	103,094	112,080	—	—	112,080
Cash flow hedges - swaps	8,932	8,932	—	8,932	—
Accrued interest payable	861	861	861	—	—
Total financial liabilities	$6,703,348	6,768,314	4,147,083	8,932	2,612,299

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both September 30, 2013 and December 31, 2012.  There were no transfers of financial instruments between Level 1 and Level 2 during the nine months ended September 30, 2013.

The following table represents assets and liabilities measured at fair value on a recurring basis at September 30, 2013 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$26,328	—	—	26,328

Debt securities:
U.S. government and agencies	—	34	—	34
Government sponsored enterprises	—	321,113	—	321,113
States and political subdivisions	—	109,247	—	109,247
Corporate	—	9,024	11,708	20,732
Total debt securities	—	439,418	11,708	451,126

Residential mortgage-backed securities:
GNMA	—	33,473	—	33,473
FNMA	—	90,470	—	90,470
FHLMC	—	54,836	—	54,836
Non-agency	—	673	—	673
Collateralized mortgage obligations:
GNMA	—	12,468	—	12,468
FNMA	—	180,029	—	180,029
FHLMC	—	225,468	—	225,468
SBA	—	12,975	—	12,975
Non-agency	—	4,953	—	4,953
Total mortgage-backed securities	—	615,345	—	615,345

Interest rate swaps	—	(8,932)	—	(8,932)

Net assets	$26,328	1,045,831	11,708	1,083,867

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2012 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$19,304	—	—	19,304

Debt securities:
U.S. government and agencies	—	40	—	40
Government sponsored enterprises	—	238,314	—	238,314
States and political subdivisions	—	134,208	—	134,208
Corporate	—	11,584	11,119	22,703
Total debt securities	—	384,146	11,119	395,265

Residential mortgage-backed securities:
GNMA	—	41,182	—	41,182
FNMA	—	106,863	—	106,863
FHLMC	—	52,559	—	52,559
Non-agency	—	695	—	695
Collateralized mortgage obligations:
GNMA	—	22,963	—	22,963
FNMA	—	189,364	—	189,364
FHLMC		228,631		228,631
SBA	—	15,775	—	15,775
Non-agency	—	6,473	—	6,473
Total mortgage-backed securities	—	664,505	—	664,505

Interest rate swaps	—	(12,932)	—	(12,932)

Net assets	$19,304	1,035,719	11,119	1,066,142

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Quarter ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Beginning balance	$11,345	8,296	11,119	9,657

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	—	—	—
Included in other comprehensive income	363	534	589	(827)

Purchases	—	—	—	—
Sales	—	—	—	—
Transfers in to Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance	$11,708	8,830	11,708	8,830

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at September 30, 2013 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans measured for impairment	$—	—	76,205	76,205

Real estate owned	—	—	20,173	20,173

Total assets	$—	—	96,378	96,378

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

The table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2013 (dollar amounts in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)

Debt securities	$11,708	Discounted cash	Discount margin	0.35% to 2.1% (0.69)%
		flow	Default rates	1.00%
			Prepayment speeds	1.00% annually

Loans measured for impairment	76,205	Appraisal	Estimated cost to sell	10%
		value (1)

Real estate owned	20,173	Appraisal	Estimated cost to sell	10%
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

The following table shows changes in MSRs at and for the quarter ended September 30, 2013 (in thousands):

			Net
			carrying
	Servicing	Valuation	value and
	rights	allowance	fair value

Balance at June 30, 2013	$2,670	—	2,670
Additions/ (reductions)	9	—	9
Amortization	(398)	—	(398)
Balance at September 30, 2013	$2,281	—	2,281

The following table shows changes in MSRs at and for the nine months ended September 30, 2013 (in thousands):

			Net
			carrying
	Servicing	Valuation	value and
	rights	allowance	fair value

Balance at December 31, 2012	$3,291	—	3,291
Additions/ (reductions)	460	—	460
Amortization	(1,470)	—	(1,470)
Balance at September 30, 2013	$2,281	—	2,281

The following table shows changes in MSRs at and for the quarter ended September 30, 2012 (in thousands):

			Net
			carrying
	Servicing	Valuation	value and
	rights	allowance	fair value

Balance at June 30, 2012	$3,503	(84)	3,419
Additions/ (reductions)	438	84	522
Amortization	(553)	—	(553)
Balance at September 30, 2012	$3,388	—	3,388

The following table shows changes in MSRs at and for the nine months ended September 30, 2013 (in thousands):

			Net
			carrying
	Servicing	Valuation	value and
	rights	allowance	fair value

Balance at December 31, 2011	$3,655	—	3,655
Additions/ (reductions)	1,780	—	1,780
Amortization	(2,047)	—	(2,047)
Balance at September 30, 2012	$3,388	—	3,388

The following table presents additional information about the inputs used to determine the fair value of our MSRs at the periods indicated:

	September 30,	September 30,
	2013	2012
	(Weighted average)

Forward yield curve (5 year LIBOR swap)	1.78%	0.80%
Prepayment rates	11.4%	20.0%
Annual service cost per loan	$69	$67
Average life expectancy (months)	80	52
Option adjusted spread (basis points)	750	800

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

We entered into four interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV.  The first two swaps modify the re-pricing characteristics of Trust III, wherein (i) for a five year period, which expired on September 30, 2013, the Company received interest of three-month LIBOR from a counterparty and paid a fixed rate of 4.20% to the same counterparty calculated on a notional amount of $25.0 million and (ii) for a ten year period expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The second two swaps modify the re-pricing characteristics of Trust IV, wherein (i) for a seven year period expiring in September 2015, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and (ii) for a ten year period in expiring September 2018,the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contracts is not significant.  At September 30, 2013, $9.5 million of cash was pledged as collateral to the counterparty.

At September 30, 2013, the fair value of the swap agreements was $(8.9) million and was the amount we would have expected to pay if the contracts were terminated.  There was no material hedge ineffectiveness for these swaps.

The following table shows liability derivatives, included in other liabilities, at September 30, 2013 and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012
Fair value	$8,932	12,932
Notional amount	75,000	100,000
Collateral posted	9,505	13,505

(12)         Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of September 30, 2013 we have accrued $2.2 million.  This amount is based on our analysis of currently available information and is subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances.  Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

Toth v. Northwest Savings Bank

On May 7, 2012, we were named as a defendant in an alleged class action lawsuit filed in the Court of Common Pleas of Allegheny County, Pennsylvania, captioned as Toth v. Northwest Savings Bank, No. GD-12-8014. The Complaint challenges the manner in which debit card transaction overdraft fees were charged and the policies related to the posting order of debit card transactions. The Complaint asserts various claims under state law and seeks compensatory damages and attorneys’ fees. We filed preliminary objections seeking dismissal of the case on June 29, 2012.  In response, the plaintiff filed an Amended Complaint on September 6, 2012.  On November 5, 2012, we filed preliminary objections to the Amended Complaint.  Plaintiff filed her opposition to our preliminary objections on December 6, 2012, and we filed our reply in support of the preliminary objections on January 3, 2013. On June 25, 2013, the Court entered an Opinion and Order sustaining our preliminary objections to several counts of plaintiff’s First Amended Complaint, but overruling objections to plaintiff’s asserted violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (“UTPCPL”).  We have filed an Answer and New Matter to plaintiff’s First Amended Complaint and seek to appeal the decision pertaining to plaintiff’s UTPCPL claim.  We intend to vigorously defend against the plaintiff’s claims and to oppose any effort to certify a class in this case. At this stage of the lawsuit, it is not yet possible to estimate potential losses, if any. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of this proceeding will have a material adverse effect on our financial position, or cash flows; although, at the present time, we are not in a position to determine whether such proceeding will have a material adverse effect on our results of operations in any future quarterly reporting period.

American Equity Rentals One, LLC v. Northwest Savings Bank

On August 3, 2012, we were named as a defendant in a lawsuit filed in the Circuit Court for Baltimore County, Maryland, No. 03-C-12-00797807 by American Equity Rentals One, LLC, and others, obligors against whom we obtained confessed judgments, upon the borrowers’ default on several related credit facilities.  The obligor-plaintiffs allege tort claims against us and one of our loan officers arising out of the lending relationship.  On September 6, 2013, we entered into a global settlement with American Equity Rentals One, LLC and the other obligors wherein it was agreed that the obligors would dismiss, with prejudice, the aforementioned tort claims and repay certain monies owed under the confessed judgments.

As a result of the settlement, the tort claims have been resolved without any material adverse effect on our financial position or cash flows.

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

Northwest Savings Bank v. Albert S. Marshal and Boca Rio Townhome Association, Inc.

On July 8, 2011, we initiated a mortgage foreclosure lawsuit filed in the Court of Common Pleas, Dauphin County, Pennsylvania, captioned as Northwest Savings Bank v. Albert S. Marshal and Boca Rio Townhome Association, Inc. (“Boca Rio”), No. 2011 CV 6719 MF.  The Complaint seeks to foreclose on two mortgages with respect to the real property located at 920 West Areba Avenue, Hershey, Dauphin County, Pennsylvania  17033 (the “Property”).  Defendant Marshal was the mortgagor of the two mortgages, and Boca Rio is the party to whom the Property was transferred without the mortgages having been paid in full.  In response, on August 8, 2011, Defendant Boca Rio filed its Answer with New Matter and Counterclaim.  In the Counterclaim, Defendant Boca Rio alleges that we violated the Mortgage Satisfaction Act, 21 P.S. §721-1 et. seq., because we did not satisfy the mortgages that Defendant Boca Rio alleges they paid in full.  On August 29, 2011, we filed Preliminary Objections to Defendant Boca Rio’s Counterclaim, seeking dismissal of the Counterclaim because Defendant Boca Rio was not a mortgagor under the Mortgage Satisfaction Act and therefore, did not have standing to bring a claim.  On September 15, 2011, Defendant Boca Rio filed an Answer with New Matter and Amended Counterclaim.  On September 30, 2011, we filed Preliminary Objections to Defendant Boca Rio’s Amended Counterclaim.  On October 11, 2011, Defendant Boca Rio filed its Answer to our Preliminary Objections.  The Court denied our Preliminary Objections on March 6, 2012.  We recently filed a Motion for Partial Summary Judgment seeking dismissal of the Counterclaim.   We intend to continue to vigorously defend against Defendant Boca Rio’s claims asserted in the Counterclaim as well as continue to prosecute the mortgage foreclosure action.  At this stage of the lawsuit, it is not yet possible to estimate potential losses, if any. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of this proceeding will have a material adverse effect on our financial position, or cash flows; although, at the present time, we are not in a position to determine whether such proceeding will have a material adverse effect on our results of operations in any future quarterly reporting period.

(13)         Changes in Accumulated Other Comprehensive Income

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	Unrealized gains and losses on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of June 30, 2013	$4,990	(6,099)	(18,478)	(19,587)
Other comprehensive income before reclassification adjustments	110	294	—	404
Amounts reclassified from accumulated other comprehensive income (1), (2)	(87)	—	229	142

Net other comprehensive income	23	294	229	546

Balance as of September 30, 2013	$5,013	(5,805)	(18,249)	(19,041)

	For the quarter ended September 30, 2012
	Unrealized gains and losses on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of June 30, 2012	$16,256	(8,954)	(27,546)	(20,244)

Other comprehensive income before reclassification adjustments	1,550	(102)	—	1,448
Amounts reclassified from accumulated other comprehensive income (3), (4)	32	—	431	463

Net other comprehensive income	1,582	(102)	431	1,911

Balance as of September 30, 2012	$17,838	(9,056)	(27,115)	(18,333)

(1)         Consists of realized gains on securities (gain on sales of investments, net) of $142, net of tax (income tax expense) of $(55).

(2)         Consists of amortization of prior service cost (compensation and employee benefits) of $580 and amortization of net loss (compensation and employee benefits) of $(932), net of tax (income tax expense) of $123.  See note 8.

(3)         Consists of realized gains on securities (gain on sales of investments, net) of $41 and other-than-temporary-impairment losses (net impairment losses) of $(93), net of tax (income tax expense) of $20.

(4)         Consists of amortization of prior service cost (compensation and employee benefits) of $40 and amortization of net loss (compensation and employee benefits) of $(703), net of tax (income tax expense) of $232.  See note 8.

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the nine months ended September 30, 2013
	Unrealized gains and losses on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2012	$15,853	(8,405)	(18,936)	(11,488)
Other comprehensive income before reclassification adjustments	(10,619)	2,600	—	(8,019)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(221)	—	687	466

Net other comprehensive income	(10,840)	2,600	687	(7,553)

Balance as of September 30, 2013	$5,013	(5,805)	(18,249)	(19,041)

	For the nine months ended September 30, 2012
	Unrealized gains and losses on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2011	$14,046	(8,864)	(28,408)	(23,226)

Other comprehensive income before reclassification adjustments	3,805	(192)	—	3,613
Amounts reclassified from accumulated other comprehensive income (3), (4)	(13)	—	1,293	1,280

Net other comprehensive income	3,792	(192)	1,293	4,893

Balance as of September 30, 2012	$17,838	(9,056)	(27,115)	(18,333)

(1)         Consists of realized gains on securities (gain on sales of investments, net) of $363, net of tax (income tax expense) of $(142).

(2)         Consists of amortization of prior service cost (compensation and employee benefits) of $1,740 and amortization of net loss (compensation and employee benefits) of $(2,796), net of tax (income tax expense) of $369.  See note 8.

(3)         Consists of realized gains on securities (gain on sales of investments, net) of $353 and other-than-temporary-impairment losses (net impairment losses) of $(331), net of tax (income tax expense) of $(9).

(4)         Consists of amortization of prior service cost (compensation and employee benefits) of $120 and amortization of net loss (compensation and employee benefits) of $(2,108), net of tax (income tax expense) of $695.  See note 8.

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

Important factors that might cause such a difference include, but are not limited to:

•                                          changes in laws or government regulations or accounting policies affecting financial institutions, including the Dodd-Frank Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities and changes in regulatory fees;

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

We also have an unallocated allowance which is based on our judgment regarding economic conditions, collateral values and industry conditions that are not addressed by the qualitative factors noted above.

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

Executive Summary and Comparison of Financial Condition

Total assets at September 30, 2013 were $7.908 billion, a decrease of $34.2 million, or 0.4%, from $7.943 billion at December 31, 2012.  This decrease in assets was due to decreases in interest-earning deposits in other financial institutions of $41.5 million and marketable securities held-to-maturity of $29.1 million, which were partially offset by increases in total loans receivable of $28.6 million and marketable securities available-for-sale of $13.7 million. Total liabilities decreased by $44.3 million as deposits and advances from borrowers for taxes and insurance decreased by $39.2 million and $9.2 million, respectively.

Total loans receivable increased by $28.6 million, or 0.5%, to $5.731 billion at September 30, 2013, from $5.702 billion at December 31, 2012.  Loan originations during the nine months ended September 30, 2013, of $1.572 billion exceeded loan maturities and principal repayments of $1.470 billion and mortgage loan sales of $52.4 million.  Our business banking loan portfolio increased by $4.8 million, or 0.2%, to $1.980 billion at September 30, 2013 from $1.975 billion at December 31, 2012, as we continue to emphasize retaining and attracting quality business banking relationships. Our personal banking loan portfolio increased by $23.8 million, or 0.6%, to $3.751 billion at September 30, 2013 from $3.728 billion at December 31, 2012.  This increase is attributed to retaining more of our residential mortgage loan production.

Total deposits decreased by $39.2 million, or 0.7%, to $5.725 billion at September 30, 2013 from $5.765 billion at December 31, 2012.  Time deposits decreased by $167.3 million, or 8.9%, to $1.719 billion at September 30, 2013 from $1.886 billion at December 31, 2012.  Noninterest-bearing demand deposits increased by $48.1 million, or 6.4%, to $803.5 million at September 30, 2013 from $755.4 million at December 31, 2012. Interest-bearing demand deposits increased by $2.5 million, or 0.3%, to $854.3 million at September 30, 2013 from $851.8 million at December 31, 2012. Savings deposits, including insured money fund accounts, increased by $77.5 million, or 3.4%, to $2.349 billion at September 30, 2013 from $2.271 billion at December 31, 2012.  We believe the migration of funds from time deposits to liquid deposit accounts reflects depositors’ reluctance to lock in time deposits at these historically low rates.

Borrowed funds increased by $5.1 million, or 0.6%, to $865.1 million at September 30, 2013, from $860.0 million at December 31, 2012. During the first half of 2013 we borrowed $30.0 million from the FHLB with an average maturity of 8.5 years and an average interest rate of approximately 2.00% in order to secure long-term funding at favorable interest rates.  None of our FHLB advances matured during the quarter and the next scheduled maturity is in 2015.

Total shareholders’ equity at September 30, 2013 was $1.139 billion, or $12.09 per share, an increase of $10.1 million, or 0.9%, from $1.128 billion, or $12.05 per share, at December 31, 2012.  This was primarily attributable to net income of $46.4 million for the nine months ended September 30, 2013 which was offset by cash dividend payments of $33.9 million and an other comprehensive loss of $7.6 million.

Financial institutions and their holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on a company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-

balance sheet items as calculated under regulatory accounting guidelines. Capital amounts and classifications are also subject to qualitative judgments made by the regulators about components, risk-weighting and other factors.

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

	At September 30, 2013
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,139,281	22.30%	—	—	—	—
Northwest Savings Bank	927,864	18.26%	406,496	8.00%	508,120	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,070,415	20.95%	—	—	—	—
Northwest Savings Bank	863,619	17.00%	203,248	4.00%	304,872	6.00%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,070,415	13.82%	—	—	—	—
Northwest Savings Bank	863,619	11.15%	309,690	4.00%	387,113	5.00%

	At December 31, 2012
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,117,979	21.53%	—	—	—	—
Northwest Savings Bank	875,676	16.94%	413,424	8.00%	516,780	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,050,261	20.22%	—	—	—	—
Northwest Savings Bank	810,727	15.69%	206,712	4.00%	310,068	6.00%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,050,261	13.43%	—	—	—	—
Northwest Savings Bank	810,727	10.41%	311,473	4.00%	389,340	5.00%

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

		Basel III Regulatory Capital Requirements
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

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations.  Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at September 30, 2013 was 13.9%.  We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowing and loan commitments.  At September 30, 2013 Northwest had $2.111 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, as well as $192.4 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

We paid $11.9 million and $11.5 million in cash dividends during the quarters ended September 30, 2013 and 2012, respectively, and $33.9 million and $34.3 million for the nine months ended September 30, 2013 and 2012, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 68.4% and 70.6% for the quarters ended September 30, 2013 and 2012, respectively, on dividends of $0.13 per share and $0.12 per share, respectively.  The common stock dividend payout ratio for the nine month periods ended September 30, 2013 and 2012 was 72.5% and 72.0%, respectively, on dividends of $0.37 and $0.36 per share, respectively.  On October 15, 2013, the Board of Directors declared a regular dividend of $0.13 per share payable on November 14, 2013 to shareholders of record as of October 31, 2013.  This represents the 76th consecutive quarter we have paid a cash dividend.

Nonperforming Assets

The following table sets forth information with respect to nonperforming assets.  Nonaccrual loans are those loans on which the accrual of interest has ceased.  Generally, when a loan is 90 days past due, we fully reverse all accrued interest thereon and cease to accrue interest thereafter.  Exceptions are made for loans that have contractually matured, are in the process of being modified to extend the maturity date and are otherwise current as to principal and interest, and well secured loans that are in process of collection.  Loans may also be placed on nonaccrual before they reach 90 days past due if conditions exist that call into question our ability to collect all contractual interest.  Other nonperforming assets represent property acquired through foreclosure or repossession.  Foreclosed property is carried at the lower of its fair value less estimated costs to sell, or the principal balance of the related loan.

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$25,002	$24,286
Home equity loans	8,959	8,479
Other consumer loans	2,634	1,936
Commercial real estate loans	16,282	26,248
Commercial loans	6,436	9,096
Total loans 90 days or more past due	$59,313	$70,045
Total real estate owned (REO)	20,173	26,165
Total loans 90 days or more past due and REO	79,486	96,210
Total loans 90 days or more past due to net loans receivable	1.05%	1.21%
Total loans 90 days or more past due and REO to total assets	1.01%	1.19%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	$58,504	68,347
Nonaccrual loans — loans less than 90 days past due	64,395	51,865
Loans 90 days or more past due still accruing	809	1,698
Total nonperforming loans	123,708	121,910
Total nonperforming assets	$143,881	148,075
Nonaccrual troubled debt restructured loans *	$37,519	41,166
Accruing troubled debt restructured loans	41,871	48,278
Total troubled debt restructured loans	$79,390	89,444

* Included in nonaccurual loans above.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment.  Impaired loans at September 30, 2013 and December 31, 2012 were $183.7 million and $184.3 million, respectively.

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

We utilize a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses.  As part of the analysis as of September 30, 2013, we considered the economic conditions in our markets, such as the unemployment and bankruptcy levels as well as changes in real estate collateral values.  In addition, we considered the overall trends in asset quality, specific reserves already established for criticized loans, historical loss rates and collateral valuations.  As a result of this analysis, the allowance for loan losses increased $2.7 million, or 3.6%, to $75.9 million, or 1.32% of total loans, at September 30, 2013 from $73.2 million, or 1.28% of total loans, at December 31, 2012. This increase is primarily attributable to two commercial real estate loans requiring additional reserves of $2.7 million. Criticized loans, TDRs and non-accrual loans delinquent 90 days or more decreased by $30.3 million, $10.1 million and $9.8 million, respectively, compared to December 31, 2012.

We also consider how the level of non-accrual loans and historical charge-offs have influenced the required amount of allowance for loan losses.   Non-accrual loans of $122.9 million or 2.1% of total loans receivable, at September 30, 2013 increased by $2.7 million, or 2.2%, from $120.2 million, or 2.1% of total loans receivable, at December 31, 2012.  As a percentage of average loans, annualized net charge-offs decreased to 0.35% for the nine months ended September 30, 2013 compared to 0.43% for the year ended December 31, 2012.

Comparison of Operating Results for the Quarters Ended September 30, 2013 and 2012

Net income for the quarter ended September 30, 2013 was $17.6 million, or $0.19 per diluted share, an increase of $1.9 million, or 12.2%, from $15.7 million, or $0.17 per diluted share, for the same quarter last year.  The increase in net income resulted from decreases in the provision for loan losses of $1.9 million, noninterest expense of $1.5 million and income taxes of $766,000 and an increase in noninterest income of $836,000.  Partially offsetting these factors was a decrease in net interest income of $3.2 million.  Annualized, net income for the quarter ended September 30, 2013 represents a 6.18% and 0.88% return on average equity and return on average assets, respectively, compared to 5.37% and 0.78% for the same quarter last year.  A discussion of significant changes follows.

Interest Income

Total interest income decreased by $6.1 million, or 7.3%, to $77.8 million for the quarter ended September 30, 2013 due primarily to a decrease in the average yield earned on interest earning assets  which decreased to 4.23% for the quarter ended September 30, 2013 from 4.52% for the quarter ended

September 30, 2012.  The average yield on all categories of interest earning assets decreased when compared to the prior year period, with the exception of Federal Home Loan Bank of Pittsburgh stock (“FHLB”) and other interest earning deposits.  Additionally, the average balance of interest earning assets decreased by $46.4 million, or 0.6%, to $7.374 billion for the quarter ended September 30, 2013 from $7.421 billion for the quarter ended September 30, 2012.

Interest income on loans receivable decreased $5.3 million, or 6.9%, to $71.5 million for the quarter ended September 30, 2013 compared to $76.8 million for the quarter ended September 30, 2012.  This decrease in interest income on loans receivable can be attributed to a decline in the average yield which decreased to 5.01% for the quarter ended September 30, 2013 from 5.38% for the quarter ended September 30, 2012.  The continued decline in average yield is due primarily to our variable rate loans adjusting downward as re-pricing dates occur, the historically low level of market interest rates in general and continued competitive pricing pressure for new, as well as existing, credit relationships.  The average balance of loans receivable remained consistent at approximately $5.704 billion while the mix of loans receivable changed with the average balance of personal banking loans increasing by $23.8 million and business banking loans decreasing by approximately the same amount.

Interest income on mortgage-backed securities decreased by $828,000, or 21.0%, to $3.1 million for the quarter ended September 30, 2013 from $3.9 million for the quarter ended September 30, 2012.  This decrease is the result of decreases in both the average balance and average yield. The average balance of mortgage-backed securities decreased by $20.9 million, or 2.9%, to $701.5 million for the quarter ended September 30, 2013 from $722.4 for the quarter ended September 30, 2012 due primarily to redirecting cash flows to purchase government agency securities of shorter durations.  The average yield on mortgage-backed securities decreased to 1.78% for the quarter ended September 30, 2013 from 2.18% for the quarter ended September 30, 2012. The decrease in average yield resulted primarily from the purchase of mortgage-backed securities at generally lower interest rates than the existing portfolio.

Interest income on investment securities increased by $142,000, or 5.1%, to $2.9 million for the quarter ended September 30, 2013 from $2.8 million for the quarter ended September 30, 2012.  This increase is due to an increase in the average balance of investment securities of $194.9 million, or 55.7%, to $545.0 million for the quarter ended September 30, 2013 from $350.1 million for the quarter ended September 30, 2012.  This increase resulted from utilizing existing cash and excess cash flow from mortgage-backed securities to purchase government agency securities, with an average duration of approximately 3.5 years, in an effort to maintain our net interest margin while minimizing maturity extension risk.  Partially offsetting this increase was a decrease in the average yield of investment securities to 2.16% for the quarter ended September 30, 2013 from 3.20% for the quarter ended September 30, 2012.  This decrease is primarily the result of higher rate municipal securities maturing or being called and being replaced by lower yielding, shorter duration government agency securities.

During the second quarter of 2012 the FHLB resumed dividend payments, which had been suspended in 2008.  For the quarter ended September 30, 2013 we received dividends on FHLB stock of $120,000 on an average balance of $47.7 million, resulting in a yield of 1.01%, compared to dividends of $11,000 on an average balance of $46.8 million, resulting in a yield of 0.10% for the quarter ended September 30, 2012.

Interest income on interest-earning deposits decreased by $111,000, or 30.5%, to $253,000 for the quarter ended September 30, 2013 from $364,000 for the quarter ended September 30, 2012.  This decrease is due primarily to a decrease in the average balance, which was partially offset by an increase of two basis points in the average yield. The average balance of interest-earning deposits decreased by $221.4 million, or 37.0%, to $376.7 million for the quarter ended September 30, 2013 from $598.1 million for the quarter ended September 30, 2012, due to the utilization of cash for the repurchase of common stock and for the purchase of investment securities.

Interest Expense

Interest expense decreased by $2.9 million, or 16.2%, to $15.3 million for the quarter ended September 30, 2013 from $18.2 million for the quarter ended September 30, 2012.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities, which decreased to 1.03% from 1.20%, and a decrease in the average balance of interest-bearing liabilities.  Average interest-bearing liabilities decreased by $105.0 million, or 1.7%, to $5.912 billion for the quarter ended September 30, 2013 from $6.017 billion for the quarter ended September 30, 2012.  The decrease in the cost of funds resulted primarily from the current level of market interest rates which enabled us to reduce the rate of interest paid on all deposit products.  The decrease in average interest-bearing liabilities resulted from a reduction in average time deposits of $256.1 million, or 12.9%, compared to last year.   This decrease was partially offset by increases in the average balance of checking, savings and insured money market accounts of $143.1 million, or 4.7%, compared to the average balance for the quarter ended September 30, 2012.

Net Interest Income

Net interest income decreased by $3.2 million, or 4.8%, to $62.5 million for the quarter ended September 30, 2013 from $65.7 million for the quarter ended September 30, 2012.  This decrease is attributable to the factors discussed above.  The current level of market interest rates and competitive pricing pressure reduced the interest rates on our new loan originations and lower market rates reduced the yield on our investment purchases at a faster pace than we were able to reduce our cost of funds, resulting in compression of both our net interest spread and margin.  Our net interest rate spread decreased to 3.20% for the quarter ended September 30, 2013 from 3.32% for the quarter ended September 30, 2012 and our net interest margin decreased to 3.40% for the quarter ended September 30, 2013 from 3.54% for the quarter ended September 30, 2012.

Provision for Loan Losses

The provision for loan losses decreased by $1.9 million, or 27.8%, to $5.0 million for the quarter ended September 30, 2013 from $6.9 million for the quarter ended September 30, 2012.  This decrease is due primarily to improvements in asset quality.  Criticized loans decreased by $41.5 million, or 12.1%, to $301.8 million at September 30, 2013 from $343.3 million at September 30, 2012.  In addition, TDRs decreased $6.9 million, or 8.0%, to $79.4 million at September 30, 2013 from $86.3 million at September 30, 2012.

In determining the amount of the current period provision, we considered current economic conditions, including unemployment levels and bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss factors.  Net charge-offs for the quarter ended September 30, 2013 were $1.7 million compared to $5.8 million for the quarter ended September 30, 2012.  Annualized net charge-offs to average loans decreased to 0.12% for the quarter ended September 30, 2013 from 0.41% for the quarter ended September 30, 2012. We analyze the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.

Noninterest Income

Noninterest income increased by $836,000, or 5.5%, to $16.1 million for the quarter ended September 30, 2013 from $15.3 million for the quarter ended September 30, 2012.  The increase is primarily attributable to a decrease in loss on real estate owned and increases in insurance commission income and trust and other financial services income.  Loss on real estate owned decreased by $1.1 million, or 90.6%, to $111,000 for the quarter ended September 30, 2013 from $1.2 million for the quarter ended September 30, 2012. This decrease was due to required write-downs taken during the quarter ended September 30, 2012, primarily as a result of updated appraisals.  Insurance commission income increased by $539,000, or 36.4%, to $2.0 million for the quarter ended September 30, 2013 from $1.5 million for the quarter ended September 30, 2012 as a result of our acquisition of the Bert Company on December 31, 2012.  Trust and other financial services income increased by $258,000, or 12.2% to $2.4 million for the quarter ended September 30, 2013 from $2.1 million for the quarter ended September 30, 2012 as a result of increases in assets under management. Partially offsetting these factors was a decrease in mortgage banking income.  Mortgage banking income decreased by $1.3 million, or 86.3%, to $203,000 for the quarter ended September 30, 2013 from $1.5 million for the quarter ended September 30, 2012.  This decrease resulted from fewer sales of residential mortgage loans to the secondary market during the current quarter compared to the same period last year.

Noninterest Expense

Noninterest expense decreased by $1.5 million, or 2.9%, to $50.3 million for the quarter ended September 30, 2013 from $51.8 million for the quarter ended September 30, 2012.  This decrease is primarily the result of decreases in marketing expenses, professional services and compensation and employee benefits.  Marketing expenses decreased by $798,000, or 43.6%, to $1.0 million for the quarter ended September 30, 2013 from $1.8 million for the quarter ended September 30, 2012.  This decrease is primarily the result of the timing of various campaigns.  Professional services decreased by $608,000, or 31.4%, to $1.3 million for the quarter ended September 30, 2013 from $1.9 million for the quarter ended September 30, 2012, due primarily to consulting projects completed in 2012.  Compensation and employee benefits decreased by $542,000, or 1.9% to $27.6 million for the quarter ended September 30, 2013 from $28.2 million for the quarter ended September 30, 2012, due primarily to cost saving measures within our employee benefits package.  These decreases were partially offset by increases in office operations and other expense.  Office operations increased by $356,000, or 11.3%, to $3.5 million for the quarter ended September 30, 2013 from $3.1 million for the quarter ended September 30, 2012, due primarily to increased collections costs.  Other expense increased by $242,000, or 9.6%, to $2.8 million for the quarter ended September 30, 2013 from $2.5 million for the quarter ended September 30, 2012.  This increase was due to an increase in contributions made to organizations that qualify for Pennsylvania’s Educational Improvement Tax Credit program for which we receive state income tax credits.

Income Taxes

The provision for income taxes for the quarter ended September 30, 2013 decreased by $766,000, or 11.8%, to $5.8 million, compared to the same period last year.  This decrease in income tax expense is primarily a result of the capture of additional Pennsylvania tax credits relating to certain charitable contributions.  Partially offsetting the tax credits was an increase in income before income taxes of $1.1 million, or 5.1%.  Our effective tax rate for the quarter ended June 30, 2013 was 24.6% compared to 29.4% for the prior year period.  We anticipate our effective tax rate to be approximately 28.5% for the year.

Comparison of operating results for the nine months ended September 30, 2013 and 2012

Net income for the nine months ended September 30, 2013 was $46.4 million, or $0.51 per diluted share, a decrease of $859,000, or 1.8%, from $47.2 million, or $0.50 per diluted share, for the same period last year.  The decrease in net income resulted from a decrease in net interest income of $6.8 million.  This decrease was partially offset by an increase in noninterest income of $1.7 million and decreases in income tax expense of $3.1 million, the provision for loan losses of $610,000 and noninterest expense of $491,000.  Annualized, net income for the nine months ended September 30, 2013 represents a 5.47% and 0.78% return on average equity and return on average assets, respectively, compared to 5.42% and 0.79% for the same period last year.  A discussion of significant changes follows.

Interest Income

Total interest income decreased by $18.5 million, or 7.3%, to $236.2 million for the nine months ended September 30, 2013 from $254.7 million for the nine months ended September 30, 2012, due to both a decrease in the average yield earned on interest earning assets and a decrease in the average balance of interest earning assets.  The average yield on interest earning assets decreased to 4.28% for the nine months ended September 30, 2013 from 4.59% for the nine months ended September 30, 2012.  The average yield on all categories of interest earning assets decreased compared to the same period last year with the exception of interest-earning deposits and dividends on FHLB stock.  Average interest earning assets decreased by $42.2 million, or 0.6%, to $7.365 billion for the nine months ended September 30, 2013 from $7.407 billion for the nine months ended September 30, 2012.

Interest income on loans receivable decreased by $15.5 million, or 6.7%, to $216.4 million for the nine months ended September 30, 2013 from $231.9 million for the nine months ended September 30, 2012.  The average yield on loans receivable decreased to 5.10% for the nine months ended September 30, 2013 from 5.48% for the nine months ended September 30, 2012. The decrease in average yield is primarily attributable to the interest rates on variable rate loans adjusting downward, as well as the origination of new loans in a lower interest rate and highly competitive environment.  This decrease was partially offset by an increase in the average balance of loans receivable of $18.6 million, or 0.3%, to $5.656 billion for the nine months ended September 30, 2013 from $5.637 billion for the nine months ended September 30, 2012. This increase is primarily attributable to our continued emphasis on deploying excess liquidity by increasing our loan portfolio.

Interest income on mortgage-backed securities decreased by $3.1 million, or 24.4%, to $9.9 million for the nine months ended September 30, 2013 from $13.0 million for the nine months ended September 30, 2012. This decrease is the result of decreases in both the average balance and average yield.  The average balance of mortgage-backed securities decreased by $25.8 million, or 3.5%, to $717.8 million for the nine months ended September 30, 2013 from $743.6 for the nine months ended September 30, 2012 due primarily to redirecting cash flows to purchase government agency securities with shorter durations.  The average yield on mortgage-backed securities decreased to 1.83% for the nine months ended September 30, 2013 from 2.34% for the nine months ended September 30, 2012.  The decrease in average yield resulted from the purchase and re-pricing of mortgage-backed securities during this period of historically low market interest rates.

Interest income on investment securities increased by $466,000, or 5.4%, to $9.0 million for the nine months ended September 30, 2013 from $8.6 million for the nine months ended September 30, 2012.  This increase was the result of an increase in the average balance of investment securities of $181.0 million, or 54.0%, to $515.8 million for the nine months ended September 30, 2013 from $334.8 million for the nine months ended September 30, 2012, due to deploying excess cash flow to minimize net interest margin compression while minimizing duration.  Partially offsetting this increase was a decrease in the average yield which decreased to 2.34% for the nine months ended September 30, 2013 from 3.41% for the nine months ended September 30, 2012, as a result of higher rate municipal bonds maturing or being called and replaced with lower yielding government agency securities.

For the nine months ended September 30, 2013 we received dividends on FHLB stock of $191,000 on an average balance of $47.5 million, resulting in a yield of 0.54%, compared to dividends of $36,000 on an average balance of $47.3 million, resulting in a yield of 0.10% for the nine months ended September 30, 2012.

Interest income on interest-earning deposits decreased by $373,000, or 30.6%, to $844,000 for the nine months ended September 30, 2013 from $1.2 million for the nine months ended September 30, 2012.  This decrease is due primarily to the average balance decreasing by $216.2 million, or 33.5%, to $428.4 million for the nine months ended September 30, 2013 from $644.6 million for the nine months ended September 30, 2012.  The average balance decreased due to the purchase of investment securities, funding loan growth and the net outflow of deposits.  The average yield on interest-earning deposits increased slightly to 0.26% for the nine months ended September 30, 2013 from 0.25% for the same period in the prior year.

Interest Expense

Interest expense decreased by $11.8 million, or 20.3%, to $46.4 million for the nine months ended September 30, 2013 from $58.2 million for the nine months ended September 30, 2012.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities of 0.25%, to 1.04% for the nine months ended September 30, 2013 from 1.29% for the nine months ended September 30, 2012.  In addition, the average balance of interest-bearing liabilities decreased $93.0 million, or 1.5%, to $5.937 billion for the nine months ended September 30, 2013 from $6.030 billion for the nine months ended September 30, 2012.  The decrease in the cost of funds was due primarily to a decrease in the level of market interest rates resulting in a decrease in the rates on all deposit products.  The decrease in interest-bearing liabilities is the result of a decrease in the average balance of time deposits of $313.5 million, or 14.9%, as we believe consumers prefer liquid deposit accounts in this historically low interest rate environment.

Net Interest Income

Net interest income decreased by $6.8 million, or 3.4%, to $189.8 million for the nine months ended September 30, 2013 from $196.6 million for the nine months ended September 30, 2012.  This decrease in net interest income was attributable to the factors discussed above.  Our net interest rate spread decreased to 3.24% for the nine months ended September 30, 2013 from 3.30% for the nine months ended September 30, 2012, and our net interest margin decreased to 3.44% for the nine months ended September 30, 2013 from 3.54% for the nine months ended September 30, 2012.

Provision for Loan Losses

The provision for loan losses decreased by $610,000, or 3.4%, to $17.6 million for the nine months ended September 30, 2013 from $18.2 million for the nine months ended September 30, 2012.  This decrease is due primarily to a decrease in total loan delinquency of $36.8 million, or 28.1%, to $94.0 million at September 30, 2013 from $130.8 million at September 30, 2012.  Additionally, classified loans decreased $5.4 million, or 2.2%, to $245.4 million at September 30, 2013 from $250.8 at December 31, 2012.  Partially offsetting these factors were four commercial real estate loans and one commercial loan that were downgraded during the nine months ended September 30, 2013 resulting in a provision of $3.5 million not previously reserved.

In determining the amount of the current period provision, we considered economic conditions, including unemployment levels, bankruptcy filings and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss factors.  We also considered net charge-offs which for the nine months ended September 30, 2013 were $14.9 million, compared to $18.1 million for the nine months ended September 30, 2012.  Annualized net charge-offs to average loans was 0.35% for the nine months ended September 30, 2013 compared to 0.43% for the nine months ended September 30, 2012.  We analyze the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.

Noninterest Income

Noninterest income increased by $1.7 million, or 3.8%, to $45.9 million for the nine months ended September 30, 2013 from $44.2 million for the nine months ended September 30, 2012, due primarily to  increases in insurance commission income, trust and other financial services income and a decrease in net impairment losses.  Insurance commission income increased by $1.7 million, or 35.5%, to $6.5 million for the nine months ended September 30, 2013 from $4.8 million for the nine months ended September 30, 2012 due to the acquisition of the Bert Company on December 31, 2012.  Trust and other financial services income increased by $591,000, or 9.4% to $6.8 million for the nine months ended September 30, 2013 from $6.3 million for the nine months ended September 30, 2012.  This increase is the result of our efforts to grow nontraditional revenue streams to help offset decreasing net interest margins.  Net impairment losses decreased by $331,000, as there was no impairment losses in our investment securities portfolio during the nine months ended September 30, 2013.  Partially offsetting these improvements was a decrease in mortgage banking income of $1.4 million, or 50.2%, to $1.4 million for the nine months ended September 30, 2013 from $2.8 million for the nine months ended September 30, 2012, which is the result of our decision to hold most of the residential mortgage loans originated in 2013 in an effort to keep portfolio balances flat.

Noninterest Expense

Noninterest expense decreased by $491,000, or 0.3%, to $154.6 million for the nine months ended September 30, 2013 from $155.0 million for the nine months ended September 30, 2012.  This decrease is primarily attributable to decreases in marketing expenses, professional services and real estate owned expense.  Marketing expense decreased by $2.7 million, or 34.7%, to $5.0 million for the nine months ended September 30, 2013 from $7.7 million for the nine months ended September 30, 2012, due primarily to our decision to postpone a campaign scheduled for this year until 2014.  Professional services decreased by $913,000, or 17.8%, to $4.2 million for the nine months ended September 30, 2013 from $5.1 million for the nine months ended September 30, 2012, due primarily to reduced internal audit expenses and consulting services during 2012.  Real estate owned expense decreased by $263,000, or 12.3%, to $1.9 million for the nine months ended September 30, 2013 from $2.1 million last year.  This decrease is primarily the result of more aggressively marketing foreclosed properties, which has decreased by $6.0 during the year.  Partially offsetting these decreases was an increase in office operations of $826,000, or 8.4%, to $10.6 million for the nine months ended September 30, 2013 from $9.8 million for the nine months ended September 30, 2012, due primarily to increased collections costs.  Additionally, premises and occupancy costs increased by $801,000, or 4.8%, to $17.5 million for the nine months ended September 30, 2013 from $16.7 million for the nine months ended September 30, 2012, due primarily to increased snow removal costs in the first quarter and increased depreciation expense.

Income Taxes

The provision for income taxes for the nine months ended September 30, 2013 decreased by $3.1 million, or 15.2%, to $17.2 million from $20.3 million for the nine months ended September 30, 2012.  This decrease in income tax expense is primarily a result of a decrease in income before income taxes of $3.9 million, or 5.8% and an increase in Pennsylvania tax credits which relate to educational contributions.  Our effective tax rate for the nine months ended September 30, 2013 was 27.1% compared to 30.1% experienced in the same period last year.  We anticipate our effective tax rate to be approximately 28.5% during the year.

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

	Quarter ended September 30,
	2013			2012
			Avg.			Avg.
	Average		yield/	Average		yield/
	balance	Interest	cost (f)	balance	Interest	cost (f)
Assets:
Interest-earning assets:
Loans receivable (a) (b) (includes FTE adjustments of $571 and $589, respectively)	$5,703,527	72,051	5.05%	5,703,380	77,360	5.43%
Mortgage-backed securities (c)	701,510	3,113	1.78%	722,368	3,941	2.18%
Investment securities (c) (includes FTE adjustments of $1,030 and $1,197, respectively)	545,005	3,972	2.92%	350,081	3,997	4.57%
FHLB stock	47,650	120	1.01%	46,834	11	0.10%
Other interest-earning deposits	376,699	253	0.26%	598,114	364	0.24%

Total interest-earning assets (includes FTE adjustments of $1,601 and $1,786, respectively)	7,374,391	79,509	4.31%	7,420,777	85,673	4.62%

Noninterest earning assets (d)	553,189			625,460

Total assets	$7,927,580			8,046,237

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings accounts	$1,209,726	882	0.29%	1,154,104	1,060	0.37%
Interest-bearing demand accounts	854,600	144	0.07%	834,890	180	0.09%
Money market accounts	1,144,522	768	0.27%	1,076,799	920	0.34%
Certificate accounts	1,735,898	5,356	1.22%	1,991,987	8,047	1.61%
Borrowed funds (e)	864,315	6,690	3.07%	856,292	6,576	3.06%
Junior subordinated debentures	103,094	1,436	5.45%	103,094	1,437	5.45%

Total interest-bearing liabilities	5,912,155	15,276	1.03%	6,017,166	18,220	1.20%

Noninterest bearing checking	794,411			740,188
Noninterest bearing liabilities	91,385			119,365

Total liabilities	6,797,951			6,876,719

Shareholders’ equity	1,129,629			1,169,518

Total liabilities and shareholders’ equity	$7,927,580			8,046,237

Net interest income/ Interest rate spread		64,233	3.28%		67,453	3.42%

Net interest-earning assets/ Net interest margin	$1,462,236		3.48%	1,403,611		3.64%

Ratio of interest-earning assets to interest-bearing liabilities	1.25X			1.23X

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

(f) Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 5.01% and 5.38%, respectively; Investment securities — 2.16% and 3.20%, respectively; interest-earning assets — 4.23% and 4.52%, respectively. GAAP basis net interest rate spreads were 3.20% and 3.32%, respectively; and GAAP basis net interest margins were 3.40% and 3.54%, respectively.

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

Quarters ended September 30, 2013 and 2012

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(5,311)	2	(5,309)
Mortgage-backed securities	(714)	(114)	(828)
Investment securities	(2,251)	2,226	(25)
FHLB stock	106	3	109
Other interest-earning deposits	24	(135)	(111)
Total interest-earning assets	(8,146)	1,982	(6,164)

Interest-bearing liabilities:
Savings accounts	(229)	51	(178)
Interest-bearing demand accounts	(40)	4	(36)
Money market accounts	(210)	58	(152)
Certificate accounts	(1,654)	(1,037)	(2,691)
Borrowed funds	34	80	114
Debentures	(1)	—	(1)
Total interest-bearing liabilities	(2,100)	(844)	(2,944)

Net change in net interest income	$(6,046)	2,826	(3,220)

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

	Nine months ended September 30,
	2013			2012
			Avg.			Avg.
	Average		yield/	Average		yield/
	balance	Interest	cost (f)	balance	Interest	cost (f)
Assets:
Interest-earning assets:
Loans receivable (a) (b) (includes FTE adjustments of $1,686 and $1,681, respectively)	$5,655,512	218,126	5.14%	5,636,905	233,569	5.52%
Mortgage-backed securities (c)	717,785	9,862	1.83%	743,568	13,041	2.34%
Investment securities (c) (includes FTE adjustments of $3,269 and $3,763, respectively)	515,751	12,306	3.18%	334,799	12,334	4.91%
FHLB stock	47,545	191	0.54%	47,330	36	0.10%
Other interest-earning deposits	428,395	844	0.26%	644,602	1,217	0.25%

Total interest-earning assets (includes FTE adjustments of $4,955 and $5,444, respectively)	7,364,988	241,329	4.37%	7,407,204	260,197	4.68%

Noninterest earning assets (d)	575,832			611,578

Total assets	$7,940,820			8,018,782

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings accounts	$1,200,106	2,676	0.30%	1,133,876	3,200	0.38%
Interest-bearing demand accounts	856,269	433	0.07%	817,474	648	0.11%
Money market accounts	1,124,572	2,258	0.27%	1,024,971	2,762	0.36%
Certificate accounts	1,791,819	17,001	1.27%	2,105,367	27,725	1.76%
Borrowed funds (e)	861,465	19,728	3.06%	845,499	19,543	3.09%
Junior subordinated debentures	103,094	4,261	5.45%	103,094	4,281	5.46%

Total interest-bearing liabilities	5,937,325	46,357	1.04%	6,030,281	58,159	1.29%

Noninterest bearing checking	776,087			714,454
Noninterest bearing liabilities	94,651			111,584

Total liabilities	6,808,063			6,856,319

Shareholders’ equity	1,132,757			1,162,463

Total liabilities and shareholders’ equity	$7,940,820			8,018,782

Net interest income/ Interest rate spread		194,972	3.33%		202,038	3.39%

Net interest-earning assets/ Net interest margin	$1,427,663		3.53%	1,376,923		3.64%

Ratio of interest-earning assets to interest-bearing liabilities	1.24X			1.23X

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

(f) Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 5.10% and 5.48%, respectively; Investment securities — 2.34% and 3.41%, respectively; interest-earning assets — 4.28% and 4.59%, respectively. GAAP basis net interest rate spreads were 3.24% and 3.30%, respectively; and GAAP basis net interest margins were 3.44% and 3.54%, respectively.

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

Nine months ended September 30, 2013 and 2012

			Net
	Rate	Volume	Change
Interest earning assets:
Loans	$(16,214)	771	(15,443)
Mortgage-backed securities	(2,727)	(452)	(3,179)
Investment securities	(4,346)	4,318	(28)
FHLB stock	154	1	155
Other interest-earning deposits	36	(409)	(373)
Total interest-earning assets	(23,097)	4,229	(18,868)

Interest-bearing liabilities:
Savings accounts	(669)	145	(524)
Interest-bearing demand accounts	(246)	31	(215)
Money market accounts	(772)	268	(504)
Certificate accounts	(6,724)	(4,000)	(10,724)
Borrowed funds	(163)	348	185
Debentures	(20)	—	(20)
Total interest-bearing liabilities	(8,594)	(3,208)	(11,802)

Net change in net interest income	$(14,503)	7,437	(7,066)

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at September 30, 2013 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from September 30, 2013 levels.

	Increase			Decrease
Non-parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/ (decrease) in net income	3.1%	7.2%	8.7%	(8.1)%
Projected increase/ (decrease) in return on average equity	2.9%	7.0%	8.4%	(8.0)%
Projected increase/ (decrease) in earnings per share	$0.02	$0.05	$0.06	$(0.05)
Projected percentage increase/ (decrease) in market value of equity	(3.7)%	(13.1)%	(20.0)%	(3.0)%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)                                  Not applicable.

b.)                                  Not applicable.

c.)            The following table discloses information regarding the repurchase of shares of common stock during the quarter ending September 30, 2013:

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (1)	Maximum number of shares yet to be purchased under the plan (1)
July	—	$—	—	1,049,189
August	—	—	—	1,049,189
September	—	—	—	1,049,189
	—	$—

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (2)	Maximum number of shares yet to be purchased under the plan (2)
July	—	$—	—	5,000,000
August	—	—	—	5,000,000
September	—	—	—	5,000,000
	—	$—

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	November 8, 2013	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	November 8, 2013	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller
(Principal Accounting Officer of the Registrant)