Form 10-K
period 2013-12-31
Northwest Bancshares, Inc.
filed 2014-02-28
CIK 1471265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of February 14, 2014, there were 94,395,060 shares outstanding of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2013, as reported by the Nasdaq Global Select Market, was approximately $1.268 billion.

DOCUMENTS INCORPORATED BY REFERENCE

(1)                                 Proxy Statement for the 2014 Annual Meeting of Stockholders of the Registrant (Part III).

EX — 23

EX — 31.1

EX — 31.2

EX — 32

EX — 101

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

ITEM 1.                                                BUSINESS

Northwest Bancshares, Inc.

Northwest Bancshares, Inc., a Maryland corporation, was incorporated in September 2009 to be the successor corporation to Northwest Bancorp, Inc., the former stock holding company for Northwest Savings Bank, upon completion of the mutual-to-stock conversion of Northwest Bancorp, MHC. The terms “Northwest”, “the Company”, “we”, “us” and “our” refer to Northwest Bancshares, Inc.

The conversion was completed December 18, 2009the Company sold 68,878,267 shares of common stock at $10.00 per share in the related offering.  Concurrent with the completion of the offering, shares of Northwest Bancorp, Inc. common stock owned by public stockholders were exchanged for 2.25 shares of Northwest Bancshares, Inc.’s common stock.  We also issued 1,277,565 shares of common stock and contributed $1.0 million in cash from the offering proceeds to Northwest Charitable Foundation, a charitable foundation that we established for the benefit of the communities in which Northwest Savings Bank operates.  As of December 31, 2013, the Company had 94,243,713 shares outstanding and a market capitalization of approximately $1.393 billion.

Our executive offices are located at 100 Liberty Street, Warren, Pennsylvania 16365.  Our telephone number at this address is (814) 726-2140.

The Company’s website (www.northwestsavingsbank.com) contains a direct link to Northwest Bancshares, Inc.’s and its predecessor Northwest Bancorp, Inc.’s filings with the Securities and Exchange Commission, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings, if any. Information on our website shall not be considered a part of this report. Copies may also be obtained, without charge, by written request to Shareholder Relations, P.O. Box 128, Warren, Pennsylvania 16365.

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

As of December 31, 2013, Northwest Savings Bank operated 165 community-banking offices throughout its market area in central and western Pennsylvania, western New York, eastern Ohio and Maryland.  Northwest Consumer Discount Company, operates 50 consumer finance offices in Pennsylvania.  Northwest Savings Bank also offers investment management and trust services and, through wholly-owned subsidiaries, actuarial and benefit plan administration services as well as property and casualty and employer benefit plan insurance.  Our principal lending activities are the origination of fixed-rate loans secured by first mortgages on owner-occupied, one-to-four-family residences, shorter term consumer loans and commercial business and commercial real estate loans.

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

Market Area and Competition

We are headquartered in Warren, Pennsylvania, which is located in northwestern Pennsylvania, and have our highest concentration of deposits and loans in this area.  Since the early 1990s, we have expanded, primarily through acquisitions, into the southwestern and central regions of Pennsylvania, as well as western New York, eastern Ohio and Maryland.  As of December 31, 2013, we operated 138 community banking offices and 50 consumer finance offices in Pennsylvania, four community banking offices in Ohio, 19 community banking offices in New York and four community banking offices in Maryland.  All of the aforementioned market areas are served by a number of competing financial institutions.  As a result, we encounter strong competition both in attracting deposits and in originating personal and business loans.  Our most direct competition for deposits comes from commercial banks, brokerage houses, other thrift institutions and credit unions in our market areas.  We expect continued competition from these financial institutions in the foreseeable future.  With the continued acceptance of internet banking by our customers and consumers generally, competition for deposits has increased from institutions operating outside of our market area as well as from insurance companies.

The following description of our market area is based upon information obtained from SNL Securities, the Bureau of Labor Statistics, The Federal Housing Financial Agency and the Mortgage Bankers Association.

Pennsylvania and Western New York Market Area.  Our retail branch network encompasses 29 counties in Pennsylvania and five counties in western New York.  In addition, through our consumer finance offices we operate in 11 additional counties in Pennsylvania.  Our northwestern and southwestern Pennsylvania and western New York markets have a diverse economy driven by service businesses, technology companies and small manufacturing companies.  Our southeastern Pennsylvania market is primarily driven by service businesses and serves as a bedroom community to the cities of Baltimore, Maryland and Philadelphia, Pennsylvania.

Pennsylvania is a stable banking market with a total population of approximately 12.8 million and total households of approximately 5.0 million as of December 31, 2012, the most recent data available. The Pennsylvania markets in which we operate our retail branch and consumer finance offices contain more than half of Pennsylvania’s population and a similar percentage of households. Our western New York market area has a total population of approximately 2.1 million and total households of approximately 859,000 as of December 31, 2012. Our Pennsylvania and western New York market areas have experienced modest population growth rates between 2010 and 2012, reversing the recent trend of decreasing populations. As of December 31, 2012, the average median household income has decreased for the counties in which we conduct business in Pennsylvania by 1.2% from 2011 and by 7.2% in our western New York markets. The median household income for the counties in which we conduct business in Pennsylvania was $42,754 and was $44,620 in our western New York market area as of December 31, 2012, the most recent data available, compared to the nationwide median income level of $50,157. However, the household income growth rate in Pennsylvania is projected to increase above the expected national average growth rates during the next five years by approximately 27.6%. Our western New York market area is projected to increase above the expected national average growth rates during the next five years by approximately 15.6%. As of December 31, 2013 the unemployment rate for Pennsylvania was 6.9% and for our western New York market area was 8.2%, both above the national average of 6.7%.

As of September 30, 2013 the change in the House Price Index for the last four quarters in Pennsylvania and our western New York market increased by 4.8% and 2.6%, respectively, compared to an increase in the national average of 8.4%.  Foreclosures have receded from their record highs to the lowest levels since 2008. As of September 30, 2013, the foreclosure rates for mortgage loans on one-to-four unit residential properties in Pennsylvania and New York were 3.3% and 6.3% compared to the national average of 3.1%.

Maryland and Ohio Market Areas.  In addition to operating in Pennsylvania and western New York, we also operate four community banking offices in Ashtabula and Lake counties in Ohio and four community banking offices in Baltimore and Howard counties in Maryland. Our Maryland regional economy consists of service businesses, government, and heath care industries.  The major employment sectors in our Ohio market are similar to our northwestern Pennsylvania market. With the exception of Ashtabula county in Ohio, these markets have an expanding population base as well as median household income levels and projected income growth rates comparable to or exceeding the state and national averages as of December 31, 2012.  As of December 31, 2013 the unemployment rate for our Ohio and Maryland market areas was 7.1% and 6.4%, respectively, compared to the national average of 6.7%.

As of September 30, 2013 the change in the House Price Index for the last four quarters for our Ohio and Maryland markets decreased by 0.9% and 2.2% compared to an increase in the national average of 8.4%. As of September 30, 2013 the foreclosure rates in Ohio and Maryland were 3.5% and 4.0%, respectively, compared to the national average of 3.1%.

Lending Activities

General.  Our principal lending activities are the origination of fixed-rate and, to a lesser extent, adjustable-rate mortgage loans collateralized by one-to-four-family residential real estate, shorter term consumer loans and the origination of loans collateralized by multi-family residential and commercial real estate and commercial business loans.  Generally, we focus our lending activities in the geographic areas where we maintain offices.

In an effort to manage interest rate risk, we have sought to make our interest-earning assets more interest rate sensitive by originating adjustable-rate loans, such as adjustable-rate residential mortgage loans and home equity lines of credit, and by originating short-term and medium-term fixed-rate consumer loans.  In recent years we have emphasized the origination of commercial real estate loans and commercial business loans, which generally have adjustable rates of interest and shorter maturities than one-to-four-family residential real estate loans.  We also purchase mortgage-backed securities and other types of investment securities that generally have short average lives and/or adjustable interest rates.  Because we originate a substantial amount of long-term fixed-rate mortgage loans collateralized by one-to-four-family residential real estate, when possible, we originate and underwrite loans according to standards that allow us to sell them into the secondary mortgage market for purposes of managing interest-rate risk and liquidity.  The sale of mortgage loans supports our strategy to grow the consumer and commercial loan portfolios by more than our portfolio of long-term fixed rate residential mortgage loans.  We currently sell low-yielding fixed rate residential mortgage loans with maturities of more than 15 years, and on a more limited basis, those with maturities of 15 years or less, while retaining all adjustable rate residential mortgage loans.  Although we sell a portion of the residential mortgage loans that we originate, we continue to be a portfolio lender, and at any one time hold few loans identified as held-for-sale.  We currently retain servicing on the mortgage loans we sell which generates monthly service fee income.  We generally retain in our portfolio all consumer loans that we originate while we periodically sell participations in the multi-family residential, commercial real estate or commercial business loans that we originate in an effort to reduce the concentration of certain individual credits and the risk associated with certain businesses, industries or geographies.

Residential Mortgage Loans.  We offer residential mortgage loans with terms typically ranging from 15 to 30 years, with either fixed or adjustable interest rates.  Originations of fixed rate residential mortgage loans versus adjustable rate residential mortgage loans are monitored on an ongoing basis.  The percentage of adjustable rate residential mortgage originations to total originations is affected significantly by the level of market interest rates, customer preference, our interest rate sensitivity and liquidity position, as well as loan products offered by our competitors.  Therefore, even when our strategy is to increase the origination of adjustable rate residential mortgage loans, market conditions may be such that there is greater demand for fixed rate mortgage loans.  Adjustable rate residential mortgage loans totaled $25.7 million, or 0.44%, of our gross loan portfolio at December 31, 2013.

Our fixed rate residential mortgage loan products offer fixed rates for up to 30 years.  Whenever possible, our fixed rate residential mortgages are originated and underwritten according to secondary mortgage market guidelines in order to manage credit risk, as well as interest rate risk and liquidity.  Our adjustable rate residential mortgage loans offer initial interest rate adjustment periods of one, three, and five years, terms up to 30 years and adjustments based on changes in designated market indices.  All of our residential mortgage loans are amortized on a monthly basis with both principal and interest due monthly.

Regulations limit the amount that a savings bank may lend relative to appraised values of real estate securing the loans, as determined by an appraisal at the time of loan origination.  Appraisals are performed by in-house appraiser staff or by appraisers deemed qualified by our chief appraiser.  Such regulations permit a maximum loan-to-value of 95% for residential properties and 80% for all other real estate secured loans.  We generally limit the maximum loan-to-value on both fixed- and adjustable-rate residential mortgage loans without private mortgage insurance, to 80% of the lesser of appraised values or purchase prices of real estate serving as collateral for our mortgage loans.  Limited special financing programs allow for insured loans with loan-to-value ratios of up to 97%, and uninsured loans with loan-to-value ratios up to 90%.  We require fire and casualty insurance, as well as a title guaranty regarding good title, on all properties securing our residential mortgage loans.  We also require flood insurance for loans secured by properties located within special flood hazard areas.

Included in our $2.492 billion portfolio of residential mortgage loans are construction loans of $22.1 million, or 0.37% of our total loan portfolio.  We offer fixed-rate and adjustable-rate residential construction loans primarily for the construction of owner-occupied one-to-four-family residences in our market area to builders or to owners who have a contract for construction.  Construction loans are generally structured to become permanent mortgages, and are originated with terms of up to 30 years with an allowance of up to one year for construction.  Advances are made as construction is completed.  In addition, we originate loans within our market area that are secured by individual unimproved or improved lots.  Land loans for the construction of owner-occupied residential real estate properties are currently offered with fixed-rates for terms of up to 10 years.  The maximum loan-to-value ratio for these loans is 80% of the as-completed appraised value, and the maximum loan-to-value ratio for construction loans is 95% of the lower of cost to build or as-completed appraised value.  Construction lending generally involves a greater degree of credit risk than permanent residential mortgage lending, as repayment of construction loans is often dependent upon the successful completion of construction projects.  Construction delays or the inability of borrowers to sell properties once construction is completed may impair borrowers’ ability to repay loans.  Private mortgage insurance is required for construction loans with loan-to-value ratios in excess of 80%.

Our residential mortgage loans customarily include due-on-sale clauses, which are provisions giving us the right to declare loans immediately due and payable in the event, among other things, borrowers sell or otherwise dispose of underlying real properties serving as collateral for loans.

Some financial institutions we have acquired have held loans that are serviced by others and are secured by one-to-four-family residences.  At December 31, 2013, our portfolio of residential mortgage loans serviced by others totaled $4.7 million.  We currently have no plans to enter into new residential mortgage loan participations.

Home Equity Loans.  Generally, our home equity loans are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90% or less.  Home equity loans are offered on a fixed rate basis with terms of up to 20 years.  Home equity lines of credit are offered on an adjustable-rate basis with terms of up to 25 years. All home equity lines of credit are underwritten assuming the borrower is required to immediately begin making principal and interest payments using the current rates on our equivalent fixed rate products. At December 31, 2013, the disbursed portion of home equity lines of credit totaled $313.3 million, or 5.30% of gross loans, with $133.6 million remaining undisbursed, and our fixed-rate home equity loans totaled $770.6 million, or 13.05% of gross loans.  We generally underwrite home equity loans and lines of credit in a manner similar to our underwriting of residential mortgage loans.

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

Consumer loans entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, recreation vehicles, appliances and furniture.  In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles.  At December 31, 2013, other consumer loans totaled $228.3 million, or 3.87% of gross loans.

Commercial Real Estate Loans.  Our multi-family commercial real estate loans are secured by multi-family residences, such as rental properties.  Our commercial real estate loans are secured by nonresidential properties such as hotels, commercial offices, manufacturing facilities and retail establishments.  At December 31, 2013, a significant portion of our multi-family commercial real estate and commercial real estate loans were secured by properties located within our market area.  Our largest multi-family commercial real estate loan relationship at December 31, 2013 had a principal balance of $18.6 million, and was collateralized by student housing.  This loan was performing in accordance with its terms as of December 31, 2013.  Our largest commercial real estate loan relationship at December 31, 2013, had a principal balance of $65.4 million and was secured by eleven different mixed use commercial office buildings and hotels.  These loans were performing in accordance with their terms as of December 31, 2013.  Multi-family commercial and commercial real estate loans are offered with both adjustable interest rates and fixed interest rates.  The terms of each multi-family residential and commercial real estate loan are negotiated on a case-by-case basis.  We generally originate multi-family commercial and commercial real estate loans in amounts up to 80% of the appraised value of the property collateralizing the loan.

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

Commercial Loans.  We offer commercial loans to finance various activities in our market area, some of which are secured in part by additional real estate collateral.  At December 31, 2013 our largest commercial loan relationship had a principal balance of $20.0 million, and was secured by all fixed assets of an oil refinery.  This loan was performing in accordance with its terms as of December 31, 2013.

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

Commercial loans generally have higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business.  We generally obtain personal guarantees from the borrower or a third party as a condition to originating commercial loans.

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

For our personal loans, including residential mortgage loans, home equity loans and lines of credit, automobile loans, credit cards and other unsecured loans, we have implemented a credit approval process based on a laddered individual loan authority system. Real estate secured loans are underwritten by our licensed mortgage loan originators. Non-real estate loans are underwritten by local loan officers who are granted various levels of authority based on their lending experience and expertise.  These authority levels are reviewed by the Credit Committee on at least an annual basis.  As part of the approval process, we assign independent credit officers to review the creditworthiness of all loans exceeding $500,000.  If the credit officer has concerns regarding a loan that has been approved at a specific level, they have the authority to request that the loan be reviewed and approved at the next higher level.

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

Our general policy is to make no loans either individually or in the aggregate to one customer in excess of $20.0 million.  Under certain circumstances; for instance well qualified customers or customers with multiple individually qualified projects, this limit may be exceeded subject to the approval of the Senior Loan Committee.  Although the Board of Directors does not approve individual loans, the Chief Credit Officer reviews any loans exceeding $20.0 million or unusual loan requests with the Board of Directors prior to the loan being approved.  In addition, the Chief Credit Officer has the authority to require that the Board of Directors review any loan that has been approved by the Senior Loan Committee with which the Chief Credit Officer has specific concerns.  Also, all loans originated during a calendar quarter of $5.0 million or more are reported to the Risk Management Committee of the Board of Directors at the end of each quarter.  Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and flood insurance is required as determined by regulation.  After the loan is approved, a loan commitment letter is promptly issued to the borrower.  At December 31, 2013, we had commitments to originate $175.0 million of loans.

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

Loan Origination Fees.  We defer loan origination fees received from borrowers and costs and amortize such amounts as an adjustment of yield over the life of the loan by using the level yield method.  Deferred loan fees or costs are recognized as part of interest income immediately upon prepayment or the sale of the related loan.  At December 31, 2013, we had $2.5 million of net deferred loan origination costs.  Loan origination fees vary with the volume and type of loans and commitments originated and purchased, principal repayments, and competitive conditions in the marketplace.

Income from net loan origination fees was $8.4 million, $11.2 million and $7.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Loans-to-One Borrower.  As of December 31, 2013, the largest aggregate amount loaned to one borrower, or related borrowers, totaled $65.4 million and was secured by eleven commercial real estate properties including hotels, office and retail space.  Our second largest lending relationship totaled $53.4 million and was secured by six commercial office buildings.  Our third largest lending relationship totaled $42.5 million and was secured by a residential development.  Our fourth largest lending relationship totaled $23.6 million and was secured by six commercial real estate properties and undeveloped land. Our fifth largest lending relationship totaled $20.0 million and was secured by business assets.  All of these loans were performing in accordance with their terms at December 31, 2013.

Investment Activities

Our Board of Directors has primary responsibility for establishing and overseeing our investment policy.  The Board of Directors has delegated authority to implement the investment policy to our Chief Financial Officer.  The investment policy is reviewed at least annually by the Chief Financial Officer, and any changes to the policy are subject to approval by the Board of Directors.  The overall objectives of the Investment Policy are to maintain a portfolio of high quality and diversified investments, to provide liquidity, and to control interest rate risk while providing an acceptable return.  The investment portfolio is also used to provide collateral for qualified deposits and borrowings, to provide additional earnings when loan production is low, and to reduce our tax liability.  The policy dictates that investment decisions give consideration to the safety of principal, liquidity requirements and potential returns.  Either our Chief Financial Officer executes our securities portfolio transactions or another designee executes transactions as directed by the Chief Financial Officer.  All purchase and sale transactions are reported to the Board of Directors on a monthly basis.

Our investment policy does not permit the purchase of complex securities and derivatives as defined in federal banking regulations and other high-risk securities, nor does it permit additional investments in non-agency mortgage-backed securities, pooled trust preferred securities, or single issuer trust preferred securities.

At the time of purchase, we designate a security as either held-to-maturity or available-for-sale based upon our ability and intentions.  Securities available-for-sale are reported at market value and securities held to maturity are reported at amortized cost.  A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary.  If impairment exists, credit related impairment losses are recorded in earnings while noncredit related impairment losses are recorded in accumulated other comprehensive income (for available for sale securities).  The fair values of our securities are based on published or securities dealers’ market values, when available.  See note 3 to the Consolidated Financial Statements on page 75 for a detailed analysis and description of our investment portfolio and valuation techniques.

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

Deposits.  Personal and business deposits are generated from our market area by offering a broad selection of deposit instruments including checking accounts, savings accounts, money market deposit accounts, term certificate accounts and individual retirement accounts.  While we accept deposits of $250,000 or more, we do not offer premium rates for such deposits.  We accept brokered deposits through the CDARS program, but generally do not solicit funds outside our market area.  As of December 31, 2013, we had twelve deposits through the CDARS program with an aggregate balance of $985,000.  Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors.  We regularly execute changes in our deposit rates based upon cash flow requirements, general market interest rates, competition, and liquidity requirements.

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

Subsidiary Activities

Northwest Bancshares, Inc.’s sole direct consolidated subsidiary is Northwest Savings Bank.  Northwest Bancshares, Inc. also owns all of the common stock of two statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, and Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust (the “Trusts”). The Trusts have issued a total of $100.0 million of trust preferred securities.  The Trusts are not consolidated with Northwest Bancshares, Inc.  At December 31, 2013, Northwest Bancshares, Inc.’s investment in the Trusts totaled $3.1 million, and the Trusts had assets of $103.6 million.

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

Northwest Settlement Agency, LLC provides title insurance to borrowers of Northwest Savings Bank and other lenders.  At December 31, 2013, Northwest Savings Bank had an equity investment in Northwest Settlement Agency, LLC of $3.2 million.  For the year ended December 31, 2013, Northwest Settlement Agency, LLC had net income of $419,000.

Great Northwest Corporation holds equity investments in government-assisted low-income housing projects in various locations throughout our market area.  At December 31, 2013, Northwest Savings Bank had an equity investment in Great Northwest Corporation of $8.7 million.  For the year ended December 31, 2013, Great Northwest Corporation had net income of $753,000, generated primarily from federal low-income housing tax credits.

Northwest Financial Services, Inc. provides retail brokerage services. At December 31, 2013, Northwest Savings Bank had an equity investment in Northwest Financial Services, Inc. of $7.6 million, and for the year ended December 31, 2013, Northwest Financial Services, Inc. had net income of $190,000.

Northwest Advisors, Inc., a federally registered investment advisor (‘RIA’) provides investment management programs and investment portfolio planning services. At December 31, 2013 Northwest Savings Bank had an equity investment in Northwest Advisors, Inc. of $560,000, and for the year ended December 31, 2013, Northwest Advisors, Inc. had a net income of $271,000.

Northwest Consumer Discount Company operates 50 consumer finance offices throughout Pennsylvania.  At December 31, 2013, Northwest Savings Bank had an equity investment in Northwest Consumer Discount Company of $40.9 million and the net income of Northwest Consumer Discount Company for the year ended December 31, 2013 was $2.3 million.

Allegheny Services, Inc. is a Delaware investment company that holds mortgage loans originated through our wholesale lending operation as well as municipal bonds.  In addition, Allegheny Services, Inc. funds the operation of the Northwest Consumer Discount Company through an intercompany loan relationship.  At December 31, 2013, Northwest Savings Bank had an equity investment in Allegheny Services, Inc. of $726.6 million, and for the year ended December 31, 2013, Allegheny Services, Inc. had net income of $16.7 million.

Boetger and Associates, Inc. is an actuarial and employee benefits consulting firm that specializes in the design, implementation and administration of qualified and non-qualified retirement plan programs.  At December 31, 2013, Northwest Savings Bank had an equity investment of $2.4 million in Boetger and Associates, Inc. and for the year ended December 31, 2013, Boetger and Associates, Inc. had net income of $140,000.

Veracity Benefits Design, Inc. is an employee benefits firm specializing in insurance services to employer and employee groups.  At December 31, 2013, Northwest Savings Bank had an equity investment of $2.8 million in Veracity Benefits Design, Inc. and for the year ended December 31, 2013, Veracity Benefits Design, Inc. had net income of $693,000.

Northwest Capital Group’s principal activity is to own, operate and ultimately divest of properties that were acquired in foreclosure.  At December 31, 2013, Northwest Savings Bank had an equity investment of $10.8 million in Northwest Capital Group and reported net loss of $353,000 for the year ended December 31, 2013.

The Bert Company is an employee benefits and property and casualty insurance firm specializing in commercial and personal insurance as well as retirement benefit plans.  At December 31, 2013, Northwest Savings Bank had an equity investment of $4.2 million in The Bert Company and for the year ended December 31, 2013 The Bert Company had net income of $47,000.

As of January 1, 2014 Veracity Benefits Design, Inc. has been merged into The Bert Company and together they will be doing business as Northwest Insurance Services, Inc.

As we previously announced, on January 1, 2014 Northwest acquired Evans Capital Management, Inc. an Erie, Pennsylvania financial advisory firm with total managed assets of more than $240.0 million.

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

Personnel

As of December 31, 2013, we had 1,855 full-time and 376 part-time employees.  None of our employees are represented by a collective bargaining group.  We believe we have a good working relationship with our employees.

SUPERVISION AND REGULATION

General

Northwest Savings Bank is a Pennsylvania-chartered savings bank and our deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund.  Northwest Savings Bank is subject to extensive regulation by the Department of Banking and Securities of the Commonwealth of Pennsylvania (the “Department of Banking”), as its chartering agency, and by the FDIC, as the insurer of its deposit accounts.  Northwest Savings Bank must file reports with the Department of Banking and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions including acquisitions of other financial institutions.  Northwest Savings Bank is examined periodically by the Department of Banking and the FDIC to test Northwest Savings Bank’s compliance with various laws and regulations.  This regulation and supervision, as well as federal and state law, establishes a comprehensive framework of activities in which Northwest Savings Bank may engage and is intended primarily for the protection of the FDIC insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Any change in these laws or regulations, whether by the Department of Banking or the FDIC, could have a material adverse impact on the Company, Northwest Savings Bank and their respective operations.

As a savings and loan holding company, we are required to comply with the rules and regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), and is also required to file certain reports with and is subject to examination by the Federal Reserve Board.  We are also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

The Dodd-Frank Act contained the so-called “Volcker Rule,” which generally prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge or private equity funds (“covered funds”).  On December 13, 2013, federal agencies issued a final rule implementing the Volcker Rule which, among other things, requires banking organizations to restructure and limit certain of their investments in and relationships with covered funds.  The final rule unexpectedly included within the interests subject to its restrictions collateralized debt obligations backed by trust-preferred securities (“TRUPs CDOs”).  Many banking organizations had purchased such instruments because of their favorable tax, accounting and regulatory treatment and would have been subject to unexpected write-downs.  In response to concerns expressed by community banking organizations, the federal agencies subsequently issued an interim final rule which grandfathers TRUPS CDOs issued before May 19, 2010 if (i) acquired by a banking organization on or before December 10, 2013 and (ii) the organization reasonably believed the proceeds from the TRUPS CDOs were invested primarily in any trust preferred security or subordinated debt instrument issued by a depository institution holding company with less than $15 billion in assets or by a mutual holding company.

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

The Department of Banking generally examines each savings bank not less frequently than once every two years.  Although the Department of Banking may accept the examinations and reports of the FDIC in lieu of its own examination, the current practice is for the Department of Banking to conduct individual examinations.  The

Department of Banking may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, or employee of a savings bank engaged in a violation of law, unsafe or unsound practice or breach of fiduciary duty to show cause at a hearing before the Department of Banking why such person should not be removed.  The Department of Banking may also appoint a receiver or conservator for an institution in appropriate cases.

The “Banking Law Modernization Package” was Pennsylvania legislation effective on December 24, 2012.  The legislation was intended to update, simplify and modernize the banking laws of Pennsylvania and reduce regulatory burden where possible.  The legislation, among other things, increased the threshold for investments in bank premises without Department of Banking approval from 25% of capital, surplus, undivided profits and capital securities to 100%, eliminated archaic lending requirements and pricing restrictions and changed the procedure for Pennsylvania state chartered institutions closing a branch from an application for approval to a notice.  The legislation also clarified the Department of Banking’s examination and enforcement authority over subsidiaries of Pennsylvania institutions and authorized the assessment of civil money penalties of up to $25,000 under certain circumstances for violations of laws or orders related to the institution or unsafe or unsound practices or breaches of fiduciary duties.

Federal Deposit Insurance

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

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions.  The final rule is effective January 1, 2015.  The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

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

Prompt Corrective Action

Under the federal prompt corrective regulations, a bank is considered to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, Tier 1 risk-based capital of 6.0% or more, Tier I leverage capital of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has total risk-based capital of 8.0% or more, Tier I risk-based capital of 4.0% or more and Tier I leverage capital of 4.0% or more (3.0% under certain circumstances), and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has total risk-based capital of less than 8.0%, Tier I risk-based capital of less than 4.0% or Tier I leverage capital of less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has total risk-based capital of less than 6.0%, Tier I risk-based capital less than 3.0%, or Tier I leverage capital of less than 3.0%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2.0%.  Institutions that fall into an “undercapitalized” category are subject to a variety of mandatory and discretionary supervisory actions, including a restriction on capital distributions and the requirement to file a capital restoration plan with the regulators.  Performance under the capital restoration plan must be guaranteed by the parent holding company up to the lesser of the amount of the capital deficiency when deemed undercapitalized or 5% of the institution’s total assets.  Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).  As of December 31, 2013, Northwest Savings Bank was “well-capitalized” for this purpose.

The recently proposed rules that would increase regulatory capital requirements would adjust the prompt corrective action categories accordingly.

Loans-to-One Borrower Limitation

In accordance with the Banking Code, a Pennsylvania chartered savings bank, with certain limited exceptions, may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its capital accounts, the aggregate of capital, surplus, undivided profits, capital securities and reserve for loan losses.  We have established an internal lending limit, either individually or in the aggregate to one customer, of $20.0 million.  Under certain circumstances; for instance well qualified customers or customers with multiple individually qualified projects, this limit may be exceeded subject to the approval of the Senior Loan Committee.  We currently have five credit relationships that equal or exceed our $20.0 million internal limit.

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

Holding Company Regulation

General.  Federal law allows a state savings bank, such as Northwest Savings Bank, that qualifies as a “Qualified Thrift Lender,” as discussed below, to elect to be treated as a savings association for purposes of the savings and loan company provisions of the Home Owners’ Loan Act of 1933, as amended.  Such election results in its holding company being regulated as a savings and loan holding company by the Federal Reserve Board rather than as a bank holding company.  Northwest Bancshares, Inc. has made such an election.  Therefore, Northwest Bancshares, Inc. is a savings and loan holding company within the meaning of the Home Owners’ Loan Act of 1933, as amended.  As such, we are registered as a savings and loan holding company with the Federal Reserve Board and is subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements.  In addition, the Federal Reserve Board has enforcement authority over the Company and any non-savings institution subsidiaries of the Company.  Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

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

Qualified Thrift Lender Test.  To be regulated as a savings and loan holding company (rather than as a bank holding company), Northwest Savings Bank must qualify as a Qualified Thrift Lender.  To qualify as a Qualified Thrift Lender, Northwest Savings Bank must be a “domestic building and loan association,” as defined in the Internal Revenue Code, or comply with the Qualified Thrift Lender test.  Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period.  As of December 31, 2013, Northwest Savings Bank met the Qualified Thrift Lender test.

Capital Requirements.  Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements.  However, the Dodd-Frank Act requires the Federal Reserve Board to set, for all depository institution holding companies, minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries.  The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions will apply to savings and loan holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

Source of Strength/Capital Distributions.  The Dodd-Frank Act extended to savings and loan holding companies the Federal Reserve Board’s “source of strength” doctrine, which has long applied to bank holding companies.  The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding capital distributions by bank holding companies that it has suggested is applicable to savings and loan holding companies as well.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized.  These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions.

As a subsidiary of a savings and loan holding company, Northwest Savings Bank must notify the Federal Reserve Board thirty days before declaring any dividend to the Company.  The dividend notice may be objected to under certain circumstances, such as where the dividend raises safety or soundness concerns, the dividend would cause the savings bank to be undercapitalized or the dividend would violate a law, regulation, regulatory condition or enforcement order.

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

Our performance is significantly impacted by the general economic conditions in our primary markets in Pennsylvania, New York, Ohio and Maryland.  Our markets have been adversely impacted by the severe national economic recession of 2008 and 2009, and the weak economic recovery has resulted in continued uncertainty in the financial markets and the expectation of weak general economic conditions continuing. These difficult market conditions are likely to result in continued high levels of unemployment, which will further weaken an already distressed economy and could result in additional defaults of mortgage loans.

At December 31, 2013, 75.6% of our loan portfolio was secured by properties located in Pennsylvania, with a large portion of the rest of our loans secured by real estate located in New York, Ohio and Maryland.  Negative economic conditions, such as high unemployment, in the markets where collateral for our mortgage loans is located could adversely affect the value of the collateral securing such loans.  Declines in the U.S. housing market manifested by falling home prices and increasing foreclosures, as well as unemployment and under-employment, have all negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. Our business, financial condition and results of operations could be adversely affected by recessionary or impaired recovery conditions that are longer or deeper than expected.

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

Since the latter half of 2007, negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets and a general economic downturn which has through 2013.  The economic downturn has been accompanied by deteriorated loan portfolio quality at many financial institutions.  In addition, the value of real estate collateral supporting many home mortgages has declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. These negative developments along with the turmoil and uncertainties that have accompanied them have heavily influenced the formulation and enactment of the Dodd-Frank Act, along with its implications as described elsewhere in this Risk Factors section. In addition to the many future rules and regulations of the Dodd-Frank Act, the potential exists for other new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be enacted. Bank regulatory agencies are expected to continue to be active in responding to concerns and trends identified in examinations. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by increasing our costs, restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, these risks could affect the value of our loan portfolio as well as the value of our investment portfolio, which would also negatively affect our financial performance.

The Dodd-Frank Act, among other things, eliminated the Office of Thrift Supervision, tightened capital standards, created a new Consumer Financial Protection Bureau and will continue to result in new rules and regulations that are expected to increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”, or the “Act”) is significantly changing the current bank regulatory structure and affecting the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and required savings and loan holding companies, such as the Company, to be regulated and supervised by the Board of Governors of the Federal Reserve Board.  The Act also requires the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are at least as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  The new capital rules will be effective January 1, 2015.

The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  In addition, the Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Northwest, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets are examined by their applicable bank regulators.  For additional changes under the Dodd-Frank Act, see “Supervision and Regulation— Dodd-Frank Wall Street Reform and Consumer Protection Act.”

It is difficult to predict at this time the full impact that the Dodd Frank Act and implementing its regulations will have on community banks, including the lending and credit practices of such banks.  Moreover, some of the provisions of the Dodd-Frank Act are not yet in effect, and the legislation requires various federal agencies to promulgate numerous and extensive regulations, some of which are still in process.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau, may materially increase our operating and compliance costs and could limit our ability to pay dividends.

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

We will become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In July 2013, the FDIC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to Northwest. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for Northwest on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements for Northwest could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were to be unable to comply with such requirements.

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

Changes in interest rates also affect the current fair value of our interest-earning investment securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2013, the fair value of our investment and mortgage-backed securities portfolio totaled $1.141 billion.  Net unrealized losses on these securities totaled $2.6 million at December 31, 2013.

At December 31, 2013, our interest rate risk analysis indicated that the market value of our equity would decrease by 13.4% if there was an instant non-parallel 200 basis point increase in market interest rates. See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Historically low interest rates may adversely affect our net interest income and profitability.

During the past three years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed and Treasury securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, which has been one factor contributing to the increase in our interest rate spread as interest rates decreased.  However, our ability to lower our interest expense will be limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has previously indicated its intention to maintain low interest rates until the unemployment rate is 6.5% or lower.  Accordingly, our net interest income may be adversely affected and may even decrease, which may have an adverse effect on our profitability.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business.  A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our current market and contiguous areas.  As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates.  If our reputation is negatively affected, by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and operating results may be adversely affected.

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

During the year ended December 31, 2013, we recognized $713,000 of impairment losses on investment securities.  These impairment losses were on pooled trust preferred investments and were the result of the Volcker Rule discussed on page 11.

A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these and other securities constitutes an impairment that is other-than-temporary, which could result in material losses to us.  These factors include, but are not limited to, failure by the issuer to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value.  In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the issuers continues to deteriorate and there remains limited liquidity for these securities.

See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Securities” for a discussion of our securities portfolio and the unrealized losses related to the portfolio, as well as the “Marketable Securities” and “Disclosures about Fair Value of Financial Instruments” footnotes to the audited financial statements.

A decrease in the Federal Reserve Board’s bond purchasing program may adversely affect our mortgage banking revenues.

The Federal Reserve Board has undertaken an unprecedented bond purchase program, known as “quantitative easing.”  This program is designed to keep market interest rates low and encourage growth.  A decrease in the Federal Reserve Board’s bond repurchase program would likely cause an increase in market interest rates, which may reduce our loan originations by our mortgage banking subsidiary.

Proposed and final regulations could restrict our ability to originate and sell loans.

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard.  Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•                                          excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•                                          interest-only payments;

•                                          negative-amortization; and

•                                          terms longer than 30 years.

Also, to meet the definition of a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%.  Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.  The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain not less than 5% of the credit risk for any asset that is not a “qualified residential mortgage.”  The regulatory agencies have issued a proposed rule to implement this requirement.  The Dodd-Frank Act provides that the definition of “qualified residential mortgage” can be no broader than the definition of “qualified mortgage” issued by the Consumer Financial Protection Bureau for purposes of its regulations (as described above).  Although the final rule with respect to the retention of credit risk has not yet been issued, the final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans.

We hold certain intangible assets that could be classified as impaired in the future.  If these assets are considered to be either partially or fully impaired in the future, the book values of these assets would have to be written-down and the amount of the write-down would decrease earnings.

We are required to test our goodwill and other identifiable intangible assets for impairment on an annual basis and more regularly if indicators of impairment exist.  The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similar insured depository institutions.  Future impairment testing may result in a partial or full impairment of the value of our goodwill or other identifiable intangible assets, or both.  If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment.  However, the recording of such an impairment loss would have no impact on the tangible book value of our shares of common stock or our regulatory capital levels.

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

Our municipal bond portfolio may be impacted by the effects of economic stress on state and local governments. At December 31, 2013, we had $161.9 million invested in debt obligations of states, municipalities and political subdivisions (collectively referred to as our municipal bond portfolio).  We also had $138.2 million of loans outstanding to municipalities and political subdivisions.  Widespread concern currently exists regarding the stress on state and local governments emanating from: (i) declining revenues; (ii) large unfunded liabilities to government workers; and (iii) entrenched cost structures. Debt-to-gross domestic product ratios for the majority of states have been deteriorating due to, among other factors: (i) declines in federal monetary assistance provided as the United States is currently experiencing the largest deficit in its history; and (ii) lower levels of sales and property tax revenue as unemployment remains elevated and the housing market continues to remain unstable. This concern has led to speculation about the potential for a significant deterioration in the municipal bond market, which could materially affect our results of operations, financial condition and liquidity. We may not be able to mitigate the exposure in our municipal portfolio if state and local governments are unable to fulfill their obligations. The risk of widespread issuer defaults may also increase if there are changes in legislation that permit states, or additional municipalities and political subdivisions, to file for bankruptcy protection or if there are judicial interpretations that, in a bankruptcy or other proceeding, lessen the value of any structural protections.

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.

Information technology systems are critical to our business.  We use various technology systems to manage our customer relationships, general ledger, deposits, and loans.  We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur or may not be adequately addressed if they do occur.  In addition, any compromise of our systems could deter customers from using our products and services.  Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

In addition, we outsource a majority of our data processing to certain third-party providers.  If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected.  Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability.  Any of these events could have a material adverse effect on our financial condition and results of operations.

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

If we are required to repurchase mortgage loans that we have previously sold, it would negatively affect our earnings.

One of our sources of non-interest income is our mortgage banking, which involves originating residential mortgage loans for sale in the secondary market under agreements that contain representations and warranties related to, among other things, the origination and characteristics of the mortgage loans.  We may be required to repurchase mortgage loans that we have sold in cases of borrower default or breaches of these representations and warranties.  If we are required to repurchase mortgage loans or provide indemnification or other recourse, this could increase our costs and thereby affect our future earnings.  During 2013 we have experienced more frequent disputes and repurchase demands from these buyers.

Acquisitions may disrupt our business and dilute stockholder value.

We regularly evaluate merger and acquisition opportunities with other financial institutions and financial services companies.  As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time.  We would seek acquisition partners that offer us either significant market presence or the potential to expand our market footprint and improve profitability through economies of scale or expanded services.

Acquiring other banks, businesses, or branches may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

•                                          difficulty in estimating the value of the target company;

•                                          payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;

•                                          potential exposure to unknown or contingent liabilities of the target company;

•                                          exposure to potential asset quality problems of the target company;

•                                          potential volatility in reported income associated with goodwill impairment losses;

•                                          difficulty and expense of integrating the operations and personnel of the target company;

•                                          inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits;

•                                          potential disruption to our business;

•                                          potential diversion of our management’s time and attention;

•                                          the possible loss of key employees and customers of the target company; and

•                                          potential changes in banking or tax laws or regulations that may affect the target company.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                                                PROPERTIES

As of December 31, 2013, we conducted our business through our main office located in Warren, Pennsylvania, 130 other full-service offices and seven free-standing drive-up locations throughout our market area in central and western Pennsylvania, 19 offices in western New York, four offices in eastern Ohio and four offices in Maryland. Northwest Bancshares, Inc. and its wholly-owned subsidiaries also operated 50 consumer finance offices located throughout Pennsylvania. At December 31, 2013, our premises and equipment had an aggregate net book value of approximately $146.1 million.

ITEM 3.                                                LEGAL PROCEEDINGS

Northwest Bancshares, Inc. and its subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our results of operations. See note 18 in the notes to the Consolidated Financial Statements on page 118.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Select Market under the symbol “NWBI.” As of February 14, 2014, we had 23 registered market makers, 13,941 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 94,395,060 shares outstanding. The following table sets forth market price and dividend information for our common stock.

Year Ended			Cash Dividends
December 31, 2013	High	Low	Declared
First Quarter	$12.95	$12.04	$0.00
Second Quarter	$13.58	$11.98	$0.24
Third Quarter	$14.57	$12.88	$0.13
Fourth Quarter	$15.05	$13.15	$0.13

Year Ended			Cash Dividends
December 31, 2012	High	Low	Declared
First Quarter	$13.08	$12.14	$0.12
Second Quarter	$13.00	$11.03	$0.12
Third Quarter	$12.70	$11.22	$0.12
Fourth Quarter	$12.50	$11.11	$0.24

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

There were no sales of unregistered securities during the quarter ended December 31, 2013.

The following tables disclose information regarding repurchases of shares of common stock during the quarter ended December 31, 2013, and includes the repurchase programs announced on September 26, 2011 and December 13, 2012.  The repurchase programs are for approximately 4,750,000 and 5,000,000 shares, respectively, and do not have expiration dates.

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (1)	Maximum number of shares yet to be purchased under the plan (1)
October	—	$—	—	1,049,189
November	—	—	—	1,049,189
December	—	—	—	1,049,189
	—	$—

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (2)	Maximum number of shares yet to be purchased under the plan (2)
October	—	$—	—	5,000,000
November	—	—	—	5,000,000
December	—	—	—	5,000,000
	—	$—

(1)  Reflects program for 4,750,000 shares announced September 26, 2011.

(2)  Reflects program for 5,000,000 shares announced December 13, 2012.

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on our Common Stock between December 31, 2008 and December 31, 2013, adjusted to reflect the 2.25-for-one stock split in connection with the mutual-to-stock conversion of Northwest Bancorp, MHC on December 18, 2009, (b) the cumulative total return on stocks included in the Total Return Index for the Nasdaq Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the Nasdaq Bank Index over such period.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that our stock performance will continue in the future with the same or similar trend depicted in the graph.  We will not make or endorse any predictions as to future stock performance.

	12/31/08	12/18/09	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13

Northwest Bancshares, Inc.	100.00	124.89	124.01	134.08	146.71	150.49	190.26
NASDAQ Composite	100.00	137.50	144.88	170.58	171.30	199.99	283.39
NASDAQ Bank	100.00	82.21	84.86	97.62	87.11	102.06	144.32

ITEM 6.                                                SELECTED FINANCIAL DATA

Selected Financial and Other Data

The summary financial information presented below is derived in part from the Company’s consolidated financial statements.  The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes included elsewhere in this document.  The information at December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 is derived in part from the audited consolidated financial statements that appear in this document.  The information at December 31, 2011, 2010 and 2009, and for the years ended December 31, 2010 and 2009, is derived in part from audited consolidated financial statements that do not appear in this document.

	At December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Consolidated Financial Data:
Total assets	$7,881,476	7,942,600	7,957,705	8,148,155	8,025,298
Investment securities held-to-maturity	69,316	69,275	74,692	106,520	—
Investment securities available-for-sale	439,693	414,569	279,125	246,765	333,522
Mortgage-backed securities held-to-maturity	52,050	85,806	156,697	251,402	—
Mortgage-backed securities available-for-sale	577,074	664,505	629,224	703,698	733,567
Loans receivable net:
Residential mortgage loans	2,475,129	2,407,647	2,388,884	2,391,450	2,326,354
Home equity	1,076,694	1,075,360	1,085,514	1,100,398	1,079,112
Other consumer loans	222,861	223,194	230,949	237,846	261,917
Commerial real estate loans	1,573,430	1,551,334	1,403,619	1,314,487	1,214,274
Commercial loans	391,491	375,752	375,831	417,883	351,597
Total loans receivable, net (1)	5,734,943	5,629,261	5,480,381	5,457,593	5,229,062
Deposits	5,668,879	5,764,600	5,780,325	5,764,336	5,624,424
Advances from Federal Home Loan Bank and other borrowed funds	881,645	860,047	827,925	891,293	897,326
Shareholders’ equity	1,156,802	1,128,469	1,154,904	1,307,450	1,316,515

(1)         Total includes unallocated allowance for loan losses of $4.7 million, $4.0 million, $4.4 million, $4.5 million and $4.2 million for December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands except per share data)
Selected Consolidated Operating Data:
Total interest income	$313,038	338,038	359,228	369,357	363,253
Total interest expense	61,162	75,199	92,801	112,927	135,806
Net interest income	251,876	262,839	266,427	256,430	227,447
Provision for loan losses	18,519	26,338	34,170	40,486	41,847
Net interest income after provision for loan losses	233,357	236,501	232,257	215,944	185,600
Noninterest income	66,847	58,904	58,978	61,609	54,547
Noninterest expense	207,134	205,477	200,227	196,508	200,494
Income before income tax expense	93,070	89,928	91,008	81,045	39,653
Income tax expense	26,331	26,368	26,857	23,522	7,000
Net income	$66,739	63,560	64,151	57,523	32,653
Earnings per share:
Basic	$0.74	0.68	0.64	0.53	0.30
Diluted	$0.73	0.68	0.64	0.53	0.30

At or For the Year Ended December 31,
2013	2012	2011	2010	2009
Selected Financial Ratios and Other Data:
Return on average assets (1)	0.84%	0.79%	0.80%	0.71%	0.46%
Return on average equity (2)	5.88%	5.48%	5.24%	4.40%	4.71%
Average capital to average assets	14.32%	14.47%	15.18%	16.09%	9.67%
Capital to total assets	14.68%	14.21%	14.51%	16.05%	16.40%
Tangible common equity to tangible assets	12.72%	12.24%	12.60%	14.19%	14.53%
Net interest rate spread (3)	3.32%	3.40%	3.38%	3.17%	3.29%
Net interest margin (4)	3.52%	3.63%	3.66%	3.50%	3.54%
Noninterest expense to average assets	2.61%	2.56%	2.48%	2.42%	2.80%
Efficiency ratio	64.99%	63.86%	61.53%	61.79%	71.10%
Noninterest income to average assets	0.84%	0.74%	0.73%	0.76%	0.76%
Net interest income to noninterest expense	1.22	x	1.28	x	1.35	x	1.31	x	1.14	x
Dividend payout ratio	68.49%	88.24%	67.19%	75.47%	130.37%
Nonperforming loans to net loans receivable	1.88%	2.16%	2.40%	2.74%	2.10%
Nonperforming assets to total assets	1.60%	1.86%	1.99%	2.09%	1.62%
Allowance for loan losses to nonperforming loans	66.12%	60.06%	54.05%	51.13%	64.13%
Allowance for loan losses to net loans receivable	1.24%	1.30%	1.30%	1.40%	1.35%
Average interest-earning assets to average interest- bearing liabilities	1.24	x	1.23	x	1.22	x	1.22	x	1.12	x
Number of full-service offices	165	165	168	171	171
Number of consumer finance offices	50	52	52	52	51

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

ITEM 7.                                               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our principal business consists of attracting deposits and making loans secured by various types of collateral, including real estate and other assets in the markets in which we operate.  Attracting and maintaining deposits is affected by a number of factors, including interest rates paid on competing investments offered by other financial and non-financial institutions, account maturities, fee structures, and levels of personal income and savings.  Lending activities are affected by the demand for funds and thus are influenced by interest rates, the number and quality of lenders and regional economic conditions. Sources of funds for lending activities include deposits, borrowings, repayments on loans, cash flows from investment and mortgage-backed securities and income provided from operations.

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

Our net income was $66.7 million, or $0.73 per diluted share, for the year ended December 31, 2013 compared to $63.6 million, or $0.68 per diluted share, for the year ended December 31, 2012 and $64.2 million, or $0.64 per diluted share, for the year ended December 31, 2011.  The loan loss provision was $18.5 million for the year ended December 31, 2013 compared to $26.3 million for the year ended December 31, 2012 and $34.2 million for the year ended December 31, 2011.  We recorded other-than-temporary impairment losses on securities, which were reflected as a reduction of noninterest income, of $713,000, $331,000 and $937,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Other than our loans for the construction of one-to-four-family residential mortgage loans, we do not solicit “interest only” mortgage loans on one-to-four-family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan).  We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.  We do not directly solicit “subprime loans” (loans that generally target borrowers with FICO scores of less than 660) or Alt-A loans (traditionally defined as loans having less than full documentation).  However, a portion of the loans originated by one of our subsidiaries, Northwest Consumer Discount Company (“NCDC”), consists of loans to persons with credit scores that would cause such loans to be considered subprime.  NCDC has been in operation for over 25 years and has 50 offices throughout Pennsylvania.  NCDC offers a variety of consumer loans for automobiles, appliances and furniture as well as residential mortgage loans.  At December 31, 2013, NCDC’s total loan portfolio was approximately $106.5 million with an average loan size of $4,139, an average FICO score of 621 and an average yield of approximately 18.0%.  NCDC’s total delinquency is approximately 4.9% of outstanding loans, with loans delinquent for 90 days or more at 1.7% of loans outstanding.  Annual net charge-offs average approximately $3.3 million, or 3.1% of outstanding loans, and it maintains an allowance for loan losses of $5.5 million, or 5.1% of loans. Although loans originated through NCDC have higher average rates of delinquency and charge-offs than similar loans originated directly by Northwest Savings Bank, management believes that the higher yields on loans originated through NCDC compensate for the incremental credit risk exposure.

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

Allowance for Loan Losses.  We recognize that losses will be experienced on loans and that the risk of loss varies with the type of loan, the creditworthiness of the borrower, general economic conditions and the quality of the collateral for the loan.  We maintain an allowance for losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable losses based on all available information. The allowance for loan losses is based on management’s evaluation of the collectability of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations, estimated collateral values, and current economic conditions. The loan portfolio is reviewed regularly by management in its determination of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. As an integral part of their examination process, regulatory agencies periodically review our allowance for loan losses and may require us to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are derived using our historical loss experience and may be adjusted for factors that affect the collectability of the portfolio as of the evaluation date. Commercial loans over $1.0 million that are criticized are evaluated individually to determine the required allowance for loan losses and to evaluate the potential impairment.  Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of loans deteriorate as a result of the factors discussed previously. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations. The allowance is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results.  For further information related to our allowance for loan losses, see note 1(f) of the notes to the Consolidated Financial Statements on page 69.

Valuation of Investment Securities.  Our investment securities are classified as either held-to-maturity or available-for-sale.  Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value.  Unrealized gains or losses on available-for-sale securities, net of deferred taxes, are reported in other comprehensive income. Fair values are determined as described in note 15 of the notes to the Consolidated Financial Statements on page 110. Semi-annually (at May 31 and November 30), we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have reviewed the detailed valuation methodologies provided to us by our pricing services. Additional information related to our investment securities can be found in note 1(d) of the notes to the Consolidated Financial Statements on page 68.

We conduct a quarterly review and evaluation of all investment securities to determine if any declines in fair value are other than temporary. In making this determination, we consider the period of time the securities have been in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer, if applicable, and the delinquency or default rates of underlying collateral. We consider our intent to sell the investment securities evaluated and the likelihood that we will not have to sell the investment securities before recovery of their cost basis.  If impairment exists, credit related impairment losses are recorded in earnings while noncredit related impairment losses are recorded in accumulated other comprehensive income, net of income taxes. Any future deterioration in the fair value of an investment security, or the determination that the existing unrealized loss of an investment security is other-than-temporary, may have a material adverse affect on future earnings.

Goodwill.  Goodwill is not subject to amortization but must be tested for impairment at least annually, and possibly more frequently if certain events or changes in circumstances arise.  Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill.  Reporting units are identified based upon analyzing each of our individual operating segments.  A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews.  Goodwill is allocated to the carrying value of each reporting unit based on its relative fair value at the time it is acquired.  Determining the fair value of a reporting unit requires a high degree of subjective management judgment.  With the assistance of an independent third party, we evaluate goodwill for possible impairment using four valuation methodologies including a public market peers approach, a comparable transactions approach, a control premium approach and a discounted cash flow approach.  Future changes in the economic environment or the operations of the reporting units could cause changes to these variables, which could give rise to declines in the estimated fair value of the reporting unit.  Declines in fair value could result in impairment being identified.  We have established June 30 of each year as the date for conducting our annual goodwill impairment assessment.  Quarterly, we evaluate if there are any triggering events that would require an update to our previous assessment.  The variables are selected as of June 30th and the valuation model is run to determine the fair value of each reporting unit.  We did not identify any individual reporting unit where the fair value was less than the carrying value.

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

In determining the projected benefit obligations for pension benefits at December 31, 2013 and 2012, we used a discount rate of 4.86% and 4.06%, respectively.  We use the Citigroup Pension Liability Index rates matching the duration of our benefit payments as of the measurement date to determine the discount rate.  Our measurement date is December 31.

Balance Sheet Analysis

Assets.  Total assets at December 31, 2013 were $7.881 billion, a decrease of $61.1 million, or 0.8%, from $7.943 billion at December 31, 2012. This decrease in assets was primarily caused by a decrease in our marketable securities portfolio of $96.0 million, or 7.8%, to $1.138 billion at December 31, 2013 from $1.234 billion at December 31, 2012.

Cash.  Total cash decreased by $59.8 million, or 13.2%, to $391.9 million at December 31, 2013, from $451.7 million at December 31, 2012. This decrease was a result of using cash to fund an increase in net loans receivable of $105.7 million and a net deposit decrease of $95.7 million.

Investment securities.  Investment securities decreased by $96.0 million, or 7.8%, to $1.138 billion at December 31, 2013 from $1.234 billion at December 31, 2012. This decrease was a result of using the cash flow generated from these portfolios to fund loan growth and deposit outflow instead of reinvesting in investment securities. During the year ended December 31, 2013, we recognized other-than-temporary credit related impairment charges of $713,000 on two pooled trust preferred securities.

The following table sets forth certain information regarding the amortized cost and fair value of our available-for-sale investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2013		2012		2011
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Residential mortgage-backed securities available for sale:
Fixed-rate pass through certificates	$85,306	87,272	85,134	91,400	110,364	118,564
Variable-rate pass through certificates	78,890	82,399	104,591	109,899	135,103	141,778
Fixed-rate non-agency CMOs	3,894	3,998	5,700	5,620	9,521	8,974
Fixed-rate agency CMOs	265,769	255,393	227,608	230,326	112,670	116,136
Variable-rate non-agency CMOs	660	651	873	853	1,104	950
Variable-rate agency CMOs	146,908	147,361	225,383	226,407	240,963	242,822

Total residential mortgage-backed securities available for sale	$581,427	577,074	649,289	664,505	609,725	629,224

Investment securities available for sale:
U.S. Government, agency and GSEs	$322,754	316,089	237,993	238,354	75,576	76,238
Municipal securities	91,449	92,578	127,628	134,208	162,491	169,288
Corporate debt issues	21,150	21,176	24,911	22,703	25,536	21,134
Equity securities and mutual funds	5,298	9,850	13,301	19,304	12,080	12,465

Total investment securities available for sale	$440,651	439,693	403,833	414,569	275,683	279,125

The following table sets forth certain information regarding the amortized cost and fair value of our held-to-maturity investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2013		2012		2011
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Residential mortgage-backed securities held to maturity:
Fixed-rate pass through certificates	$11,101	11,645	16,369	17,281	24,160	25,259
Variable-rate pass through certificates	5,172	5,243	6,548	6,534	9,066	9,160
Fixed-rate agency CMOs	34,425	35,172	56,713	58,719	108,881	111,642
Variable-rate agency CMOs	1,352	1,362	6,176	6,257	14,590	14,870

Total residential mortgage-backed securities held to maturity	$52,050	53,422	85,806	88,791	156,697	160,931

Investment securities held to maturity:
Municipal securities	$69,316	70,639	69,275	73,178	74,692	78,481

Total investment securities held to maturity	$69,316	70,639	69,275	73,178	74,692	78,481

The following table sets forth information regarding the issuers and the carrying value of our mortgage-backed securities at the dates indicated.

	At December 31,
	2013	2012	2011
	(In thousands)
Residential mortgage-backed securities:
FNMA	$279,684	341,778	333,188
GNMA	66,802	97,648	142,774
FHLMC	264,752	287,942	280,686
SBA	12,569	15,775	18,624
Other (non-agency)	5,317	7,168	10,649
Total mortgage-backed securities	$629,124	750,311	785,921

Further information and analysis of our investment portfolio, including tables with information related to gross unrealized gains and losses on available-for sale and held-to-maturity investment securities and tables showing the fair value and gross unrealized losses on investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position are located in note 3 of the notes to the Consolidated Financial Statements on page 75.

Investment Portfolio Maturities and Yields.  The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for our investment securities and mortgage-backed securities portfolios at December 31, 2013.  Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	At December 31, 2013
	One year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Fair value	Annualized weighted average yield
	(Dollars in thousands)
Investment securities available for sale:
Government sponsored entities	$—	—	227,945	0.91%	94,777	1.27%	—	—	322,722	316,057	1.02%
U.S. Government and agency obligations	32	1.23%	—	—	—	—	—	—	32	32	1.23%
Municipal securities	710	3.57%	8,443	4.05%	11,228	4.18%	71,068	4.27%	91,449	92,578	4.23%
Corporate debt issues	—	—	—	—	—	—	21,150	2.62%	21,150	21,176	2.62%
Equity securities and mutual funds	—	—	—		—	—	5,298	2.47%	5,298	9,850	2.47%
Total investment securities available for sale	742	3.47%	236,388	1.03%	106,005	1.58%	97,516	3.81%	440,651	439,693	1.78%
Residential mortgage-backed securities available for sale:
Pass through certificates	78,894	2.38%	1,422	4.70%	44,971	1.92%	38,909	4.79%	164,196	169,671	2.84%
CMOs	147,568	0.66%	8,877	3.50%	74,397	1.48%	186,389	1.55%	417,231	407,403	1.27%
Total residential mortgage-backed securities available for sale	226,462	1.26%	10,299	3.67%	119,368	1.71%	225,298	2.11%	581,427	577,074	1.71%

Investment securities held-to-maturity:
Municipal securities	—	—	—	—	8,002	3.78%	61,314	4.15%	69,316	70,639	4.11%
Total investment securities held-to-maturity	—	—	—	—	8,002	3.78%	61,314	4.15%	69,316	70,639	4.11%
Residential mortgage-backed securities held-to-maturity:
Pass through certificates	5,172	1.65%	—	—	—	—	11,101	3.84%	16,273	16,888	3.15%
CMOs	1,352	1.11%	—	—	8,743	2.24%	25,682	3.04%	35,777	36,534	2.77%
Total residential mortgage-backed securities held-to-maturity	6,524	1.53%	—	—	8,743	2.24%	36,783	3.28%	52,050	53,422	2.89%
Total investment securities and mortgage-backed	$233,728	1.27%	246,687	1.14%	242,118	1.71%	420,911	2.90%	1,143,444	1,140,828	1.94%

Loans receivable.  Net loans receivable increased by $105.7 million, or 1.9%, to $5.735 billion at December 31, 2013, from $5.629 billion at December 31, 2012. During 2013 personal banking loans increased by $67.6 million, or 1.8%, compared to last year. This increase occurred primarily in our residential mortgage loan portfolio, which increased by $67.4 million, or 2.8%, as a result of retaining most of the loan originations by our wholesale lending operations in the current year which had been previously sold into the secondary markets in prior years.  Our efforts to expand beyond traditional residential mortgage lending continued to produce results as our commercial banking loan portfolio increased by $36.2 million, or 1.8%, to $2.011 billion at December 31, 2013 from $1.975 billion at December 31, 2012.  Commercial real estate loans increased by $22.6 million, or 1.4%, and commercial loans increased by $13.6 million, or 3.5%, compared to the prior year.

Loans 30 days or more delinquent decreased by 141 loans and $25.8 million, or 16.4%, to 3,501 loans totaling $131.6 million at December 31, 2013 from 3,642 loans totaling $157.4 million at December 31, 2012.  Delinquencies for all classes of loans with the exception of home equity loans decreased during the year ended December 31, 2013. Delinquencies on residential mortgage loans decreased by $6.9 million, or 10.4%, delinquencies on other consumer loans decreased by $784,000, or 8.5%, delinquencies on commercial real estate loans decreased by $11.3 million, or 26.8%, and delinquencies on commercial loans decreased by $7.4 million, or 32.9%, while delinquencies on home equity loans increased by $543,000, or 3.2%.  Loans 90 days or more delinquent decreased by $10.5 million, or 15.5%, to $57.8 million at December 31, 2013 from $68.3 million at December 31, 2012.  This represents the lowest level of loans 90 or more days delinquent since the economic downturn began in 2008.

The following table sets forth the recorded investment in loans receivable by state (based on borrowers’ domicile) at December 31, 2013.

(Dollars in thousands)	Residential mortgage	(1)	Home equity	(2)	Other consumer	(3)	Commercial real estate loans	(4)	Commercial loans	(5)	Total	(6)
Pennsylvania	$2,108,018	84.9%	923,365	85.3%	207,243	90.8%	876,359	54.4%	276,469	68.8%	4,391,454	75.6%
New York	160,931	6.5%	117,081	10.8%	9,890	4.3%	484,071	30.1%	63,689	15.8%	835,662	14.4%
Ohio	19,468	0.8%	10,152	0.9%	3,007	1.3%	27,136	1.7%	14,645	3.6%	74,408	1.3%
Maryland	140,087	5.6%	27,400	2.5%	1,256	0.6%	123,279	7.7%	27,496	6.8%	319,518	5.5%
All other	54,500	2.2%	5,941	0.5%	6,952	3.0%	97,554	6.1%	20,302	5.0%	185,249	3.2%
Total	$2,483,004	100.0%	$1,083,939	100.0%	$228,348	100.0%	$1,608,399	100.0%	$402,601	100.0%	$5,806,291	100.0%

(1)  Percentage of total mortgage loans

(2)  Percentage of total home equity loans

(3)  Percentage of total other consumer loans

(4)  Percentage of total commercial real estate loans

(5)  Percentage of total commercial loans

(6)  Percentage of total loans

Set forth below are selected data related to the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Personal Banking:
Residential mortgage loans	$2,492,138	42.2%	2,431,860	42.0%	2,414,992	42.9%	2,432,421	42.9%	2,371,996	43.8%
Home equity loans	1,083,939	18.3%	1,083,654	18.7%	1,094,201	19.4%	1,108,073	19.5%	1,085,405	20.0%
Other consumer loans:
Automobile	82,194	1.4%	78,577	1.3%	80,839	1.4%	88,486	1.6%	101,046	1.9%
Education loans	12,394	0.2%	14,606	0.3%	18,840	0.3%	21,957	0.4%	32,860	0.6%
Loans on savings accounts	9,040	0.2%	9,759	0.2%	11,764	0.2%	11,850	0.2%	12,209	0.2%
Other (1)	124,720	2.1%	125,408	2.2%	124,831	2.3%	121,363	2.1%	122,356	2.3%
Total other consumer loans	228,348	3.9%	228,350	4.0%	236,274	4.2%	243,656	4.3%	268,471	5.0%
Total Personal Banking	3,804,425	64.4%	3,743,864	64.7%	3,745,467	66.5%	3,784,150	66.7%	3,725,872	68.8%

Business Banking:
Commercial real estate	1,665,274	28.2%	1,615,701	27.9%	1,481,127	26.3%	1,423,021	25.1%	1,292,145	23.8%
Commercial loans	437,559	7.4%	432,944	7.4%	408,462	7.2%	463,006	8.2%	403,589	7.4%
Total Business Banking	2,102,833	35.6%	2,048,645	35.3%	1,889,589	33.5%	1,886,027	33.3%	1,695,734	31.2%
Total loans receivable, gross	5,907,258	100.0%	5,792,509	100.0%	5,635,056	100.0%	5,670,177	100.0%	5,421,606	100.0%

Deferred loan costs/ (fees)	2,461		(1,624)		(4,752)		(7,165)		(7,030)
Undisbursed loan proceeds	(103,428)		(88,405)		(78,785)		(129,007)		(115,111)
Allowance for loan losses:
Personal Banking:
Residential mortgage loans	(7,875)		(8,002)		(8,482)		(6,854)		(9,349)
Home equity loans	(7,245)		(8,294)		(8,687)		(7,675)		(6,293)
Other consumer loans:	(5,487)		(5,156)		(5,325)		(5,810)		(6,554)
Total Personal Banking	(20,607)		(21,452)		(22,494)		(20,339)		(22,196)
Business Banking:
Commercial real estate	(34,969)		(34,499)		(32,148)		(35,832)		(23,942)
Commercial loans	(11,110)		(13,242)		(12,080)		(15,770)		(20,073)
Total Business Banking	(46,079)		(47,741)		(44,228)		(51,602)		(44,015)
Unallocated	(4,662)		(4,026)		(4,416)		(4,471)		(4,192)
Total allowance for loan losses	(71,348)		(73,219)		(71,138)		(76,412)		(70,403)
Total loans receivable, net	$5,734,943		5,629,261		5,480,381		5,457,593		5,229,062

(1)         Consists primarily of secured and unsecured personal loans.

The following table sets forth the maturity or period of re-pricing of our loan portfolio at December 31, 2013.  Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

At December 31, 2013 (In thousands)	Due in one year or less	Due after one year through two years	Due after two year through three years	Due after three year through five years	Due after five years	Total
Personal Banking:
Residental mortgage loans	$134,824	117,454	117,583	233,238	1,889,039	2,492,138
Home equity loans	379,956	76,690	75,606	134,757	416,930	1,083,939
Other consumer loans	92,584	38,988	35,090	59,905	1,781	228,348
Total Personal Banking	607,364	233,132	228,279	427,900	2,307,750	3,804,425

Business Banking:
Commercial real estate loans	576,997	239,815	266,682	452,369	129,411	1,665,274
Commercial loans	238,033	50,265	42,202	49,706	57,353	437,559
Total Business Banking	815,030	290,080	308,884	502,075	186,764	2,102,833

Total	$1,422,394	523,212	537,163	929,975	2,494,514	5,907,258

The following table sets forth at December 31, 2013, the dollar amount of all fixed-rate and adjustable-rate loans due one year or more after the date indicated.  Adjustable and floating-rate loans are included in the table based on the contractual due date of the loan.

At December 31, 2013 (In thousands)	Fixed	Adjustable	Total
Personal Banking:
Residental mortgage loans	$2,402,307	24,861	2,427,168
Home equity loans	766,799	271,896	1,038,695
Other consumer loans	146,275	27,046	173,321
Total Personal Banking	3,315,381	323,803	3,639,184

Business Banking:
Commercial real estate loans	412,072	909,051	1,321,123
Commercial loans	92,070	139,404	231,474
Total Business Banking	504,142	1,048,455	1,552,597

Total	$3,819,523	1,372,258	5,191,781

Deposits. Total deposits decreased by $95.7 million, or 1.7%, to $5.669 billion at December 31, 2013 from $5.765 billion at December 31, 2012.  Certificates of deposit decreased by $218.7 million, or 11.6%, to $1.667 billion at December 31, 2013 from $1.886 billion at December 31, 2012 as customers continue to favor more liquid accounts and to utilize savings to fund living expenses.  Checking accounts increased by $34.7 million, or 2.2%, to $1.642 billion at December 31, 2013 from $1.607 billion at December 31, 2012.  Savings and money market accounts increased by $88.2 million, 3.9%, to $2.360 billion at December 31, 2013 from $2.271 billion at December 31, 2012.  The increase in checking, savings and money market accounts are a result of customers allowing maturing certificates of deposit to flow into these accounts.

The following table sets forth the dollar amount of deposits in each state indicated as of December 31, 2013.

State	Balance	Percent
	(Dollars in thousands)
Pennsylvania	$4,713,624	83.2%
New York	623,887	11.0%
Ohio	57,507	1.0%
Maryland	272,881	4.8%
Other	980	—
Total	$5,668,879	100.0%

The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2013.

Maturity period	Certificates of deposit
(In thousands)
Three months or less	$42,977
Over three months through six months	34,891
Over six months through twelve months	76,219
Over twelve months	258,990
Total	$413,077

The following table sets forth the dollar amount of deposits in the various types of accounts we offered at the dates indicated.

	At December 31,
	2013			2012			2011
	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)
	(Dollars in thousands)
Savings accounts	$1,191,584	21.0%	0.28%	1,158,795	20.1%	0.41%	1,072,278	18.5%	0.60%
Checking accounts	1,641,944	29.0	0.03%	1,607,200	27.9	0.06%	1,459,236	25.2	0.07%
Money market accounts	1,167,954	20.6	0.28%	1,112,516	19.3	0.40%	963,994	16.7	0.52%
Certificates of deposit:
Maturing within 1 year	665,779	11.7	0.60%	871,580	15.1	1.95%	1,356,963	23.5	1.62%
Maturing 1 to 3 years	622,934	11.0	1.64%	438,970	7.6	1.82%	488,647	8.5	2.88%
Maturing more than 3 years	378,684	6.7	1.50%	575,539	10.0	2.41%	439,207	7.6	2.82%
Total certificates	1,667,397	29.4	1.19%	1,886,089	32.7	2.01%	2,284,817	39.6	2.25%
Total deposits	$5,668,879	100.0%	0.46%	5,764,600	100.0%	0.96%	5,780,325	100.0%	1.13%

(1)         Represents percentage of total deposits.

(2)         Represents weighted average nominal rate at year end.

Borrowings.  Borrowings increased by $21.6 million, or 2.5%, to $881.6 million at December 31, 2013 from $860.0 million at December 31, 2012. This increase resulted primarily from funds totaling $30.0 million with a weighted effective interest rate of 2.03% and maturities between seven and ten years being borrowed from the FHLB of Pittsburgh.  Partially offsetting this increase was a decrease in reverse repurchase agreements of $8.3 million during 2013. During 2010, we restructured $695.0 million of FHLB borrowings reducing the annual interest cost by 0.22%, while extending the average maturities of these borrowings by approximately 3.5 years.  We incurred a penalty of $52.2 million in conjunction with this restructuring, which is being amortized as part of interest expense over the life of the borrowings. At December 31, 2013 the remaining amount to be amortized was $28.7 million. Our next scheduled maturity of FHLB borrowings is in 2015.

The following table sets forth information concerning our borrowings at the dates and for the periods indicated.

	During the years ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Federal Home Loan Bank of Pittsburgh borrowings:
Average balance outstanding	$718,559	695,551	700,928
Maximum outstanding at end of any month during year	725,493	695,579	705,645
Balance outstanding at end of year	725,447	695,516	695,585
Weighted average interest rate during year	3.61%	3.67%	3.67%
Weighted average interest rate at end of year	3.60%	3.67%	3.67%

Reverse repurchase agreements:
Average balance outstanding	$150,079	154,620	140,820
Maximum outstanding at end of any month during year	171,815	176,516	151,831
Balance outstanding at end of year	156,198	164,531	132,340
Weighted average interest rate during year	0.31%	0.34%	0.58%
Weighted average interest rate at end of year	0.31%	0.32%	0.35%

Total borrowings:
Average balance outstanding	$868,638	850,171	841,748
Maximum outstanding at end of any month during year	897,268	872,040	847,449
Balance outstanding at end of year	881,645	860,047	827,925
Weighted average interest rate during year	3.04%	3.07%	3.13%
Weighted average interest rate at end of year	3.02%	3.03%	3.13%

Shareholders’ equity.  Total shareholders’ equity at December 31, 2013 was $1.157 billion, an increase of $28.3 million, or 2.5%, from $1.128 billion at December 31, 2012. This increase was primarily the result of net income of $66.7 million.  Partially offsetting this increase was the payment of cash dividends of $45.9 million and the repurchase of 368,800 shares of common stock for $4.5 million.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated.  All average balances are daily average balances.  Non-accrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income or expense.  The average yield for loans receivable and investment securities are calculated on a fully-taxable equivalent basis.

	For the Years Ended December 31,
	2013				2012				2011
	Average Outstanding Balance		Interest	Average Yield/ Cost (10)	Average Outstanding Balance		Interest	Average Yield/ Cost (10)	Average Outstanding Balance		Interest	Average Yield/ Cost (10)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (includes FTE adjustments of $2,258, $2,259 and $1,714, respectively) (1)(2)(3)	$5,682,431		289,547	5.10%	$5,655,179		310,513	5.49%	$5,508,790		321,814	5.84%
Mortgage-backed securities (5)	701,589		12,818	1.83%	736,896		16,738	2.27%	874,366		23,450	2.68%
Investment securities (includes FTE adjustments of $4,210, $4,910 and $6,200, respectively) (4)(5)	518,753		16,047	3.09%	353,431		16,357	4.63%	384,389		20,166	5.25%
Federal Home Loan Bank stock	46,580		371	0.80%	47,205		87	0.18%	53,985		—	—
Interest-earning deposits	410,022		1,093	0.26%	638,366		1,599	0.25%	665,074		1,712	0.25%
Total interest-earning assets (includes FTE adjustments of $6,468 $7,169 and $7,914, respectively)	7,359,375		319,876	4.35%	7,431,077		345,294	4.65%	7,486,604		367,142	4.90%
Non-interest-earning assets (6)	572,082				581,429				570,888
Total assets	$7,931,457				$8,012,506				$8,057,492
Interest-bearing liabilities:
Savings	$1,197,931		3,595	0.30%	$1,136,774		4,219	0.37%	$1,075,890		5,000	0.46%
Interest-bearing demand	855,031		576	0.07%	822,626		792	0.10%	793,287		960	0.12%
Money market	1,133,584		3,042	0.27%	1,047,894		3,605	0.34%	939,317		4,243	0.45%
Certificates	1,766,219		22,066	1.25%	2,059,702		34,761	1.69%	2,362,313		50,518	2.14%
Borrowed funds (7)	868,638		26,439	3.04%	850,171		26,105	3.07%	841,748		26,381	3.13%
Junior subordinated deferrable interest debentures	103,094		5,444	5.21%	103,094		5,717	5.47%	103,094		5,699	5.45%
Total interest-bearing liabilities	5,924,497		61,162	1.03%	6,020,261		75,199	1.25%	6,115,649		92,801	1.52%
Non-interest-bearing checking	784,279				723,666				618,256
Non-interest-bearing liabilities	87,193				109,483				100,178
Total liabilities	6,795,969				6,853,410				6,834,083
Shareholders’ equity	1,135,488				1,159,096				1,223,409
Total liabilities and stockholders’ equity	$7,931,457				$8,012,506				$8,057,492
Net interest income			258,714				270,095				274,341
Net interest rate spread (8)				3.32%				3.40%				3.38%
Net interest earning assets/
Net interest margin (9)	$1,434,878			3.52%	$1,410,816			3.63%	$1,370,955			3.66%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.24	x			1.23	x			1.22	x

(1)              Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(2)              Interest income includes accretion/amortization of deferred loan fees/expenses, which was not material.

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

(7)              Average balances include Federal Home Loan Bank advances and securities sold under agreements to repurchase.

(8)              Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(9)              Net interest margin represents net interest income as a percentage of average interest-earning assets.

(10)       Shown on a FTE basis.  GAAP basis yields were:  Loans — 5.06%, 5.45% and 5.81%, respectively, Investment securities — 2.28%, 3.24% and 3.63%, respectively, interest-earning assets — 4.26%, 4.55% and 4.80%, respectively, GAAP basis net interest rate spreads were 3.23%, 3.30% and 3.28%, respectively, and GAAP basis net interest margins were 3.43%, 3.54% and 3.56%, respectively.

Rate/Volume Analysis

The following table presents the changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the year ended December 31, 2013 compared to 2012 and for the year ended December 31, 2012 compared to 2011. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the prior year rate; (2) changes in rate multiplied by the prior year volume; and (3) the total increase or decrease. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Years ended December 31,			Years ended December 31,
	2013 vs. 2012			2012 vs. 2011
	Increase (decrease)		Total	Increase (decrease)		Total
	Due to		increase	Due to		increase
	Rate	Volume	(decrease)	Rate	Volume	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$(22,462)	1,496	(20,966)	$(19,853)	8,552	(11,301)
Mortgage-backed securities	(3,118)	(802)	(3,920)	(3,307)	(3,405)	(6,712)
Investment securities	(7,961)	7,651	(310)	(2,280)	(1,529)	(3,809)
Federal Home Loan Bank stock	289	(5)	284	87	—	87
Interest-earning deposits	66	(572)	(506)	(45)	(68)	(113)
Total interest-earning assets	(33,186)	7,768	(25,418)	(25,398)	3,550	(21,848)

Interest-bearing liabilities:
Savings accounts	(808)	184	(624)	(1,064)	283	(781)
Interest-bearing demand accounts	(247)	31	(216)	(204)	36	(168)
Money market demand accounts	(858)	295	(563)	(1,128)	490	(638)
Certificate accounts	(7,742)	(4,953)	(12,695)	(9,968)	(5,789)	(15,757)
Borrowed funds	(228)	562	334	(540)	264	(276)
Junior subordinated deferrable interest debentures	(273)	—	(273)	18	—	18
Total interest-bearing liabilities	(10,156)	(3,881)	(14,037)	(12,886)	(4,716)	(17,602)

Net change in net interest income	$(23,030)	11,649	(11,381)	$(12,512)	8,266	(4,246)

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012

General.  Net income for the year ended December 31, 2013 was $66.7 million, or $0.73 per diluted share, an increase of $3.1 million, or 5.0%, from $63.6 million, or $0.68 per diluted share, for the year ended December 31, 2012. The increase in net income resulted primarily from an increase in noninterest income of $7.9 million and a decrease in provision for loan losses of $7.8 million.  These items were partially offset by a decrease in net interest income of $11.0 million and an increase in noninterest expense of $1.7 million. A discussion of each significant change follows.

Net income for the year ended December 31, 2013 represents a 5.88% and 0.84% return on average equity and return on average assets, respectively, compared to 5.48% and 0.79% for the year ended December 31, 2012.

Interest income.  Interest income decreased by $25.0 million, or 7.4%, to $313.0 million for the year ended December 31, 2013 from $338.0 million for the year ended December 31, 2012.  The decrease in interest income was due both to a decrease in the average balance of interest-earning assets and a decrease in the average yield on interest-earning assets.  The average balance of interest-earning assets decreased by $71.7 million, or 1.0%, to $7.359 billion for the year ended December 31, 2013 from $7.431 billion for the year ended December 31, 2012.  The average rate earned on interest-earnings assets decreased by 29 basis points, to 4.26% for the year ended December 31, 2013 from 4.55% for the year ended December 31, 2012.  An explanation of the changes in the balances of interest-earnings assets and changes in the yield is discussed in each category below.

Interest income on loans receivable decreased by $21.0 million, or 6.8%, to $287.3 million for the year ended December 31, 2013 from $308.3 million for the year ended December 31, 2012.  This decrease was attributable to a decrease in the average yield, which was partially offset by an increase in the average balance of loans receivable. The average yield on loans receivable decreased by 39 basis points, to 5.06% for the year ended

December 31, 2013, from 5.45% for the year ended December 31, 2012.  This decrease is primarily due to the re-pricing of variable rate loans, the refinancing of existing loans to lower market interest rates and the origination of new loans in the continued low and highly competitive interest rate environment.  Average loans receivable increased by $27.3 million, or 0.5%, to $5.682 billion for the year ended December 31, 2013 from $5.655 billion for the year ended December 31, 2012.  This increase was primarily attributable to our efforts in attracting and maintaining quality business loan relationships, as well as our decision not to sell residential mortgage loans originated through our wholesale lending division into the secondary markets.

Interest income on mortgage-backed securities decreased by $3.9 million, or 23.4%, to $12.8 million for the year ended December 31, 2013 from $16.7 million for the year ended December 31, 2012.  This decrease was attributable to decreases in both the average yield and the average balance of mortgage-backed securities.  The average yield on mortgage-backed securities decreased by 44 basis points, to 1.83% for the year ended December 31, 2013, from 2.27% for the year ended December 31, 2012.  This decrease in yield resulted from the continuation of historically low market interest rates which caused a decrease in the rates on our variable rate securities and lower relative yields on the securities that were purchased during the year.  The average balance of mortgage-backed securities decreased by $35.3 million, or 4.8%, to $701.6 million for the year ended December 31, 2013 from $736.9 million for the year ended December 31, 2012.  This decrease in the average balance was primarily the result of redirecting cash flows to purchase government agency debentures of shorter duration as well as to fund loan growth.

Interest income on investment securities increased by $391,000, or 3.4%, to $11.8 million for the year ended December 31, 2013 from $11.4 million for the year ended December 31, 2012.  This increase was attributable to an increase in the average balance of investment securities of $165.4 million, or 46.8%, to $518.8 million for the year ended December 31, 2013 from $353.4 million for the year ended December 31, 2012. This increase was primarily the result of using excess cash to mitigate net interest margin compression while shortening the duration of our investment securities portfolio. Partially offsetting this increase was a decrease in the average yield on investment securities of 96 basis points, to 2.28% for the year ended December 31, 2013, from 3.24% for the year ended December 31, 2012.  This decrease resulted from higher yielding municipal securities maturing and being called as well as lower relative yields on the securities that were purchased during the year.

For the year ended December 31, 2013 we received dividends on FHLB stock of $371,000 on an average balance of $46.6 million, resulting in a yield of 0.80%. Dividends on FHLB stock totaled $87,000 on an average balance of $47.2 million, resulting in a yield of 0.18% for the year ended December 31, 2012. The FHLB of Pittsburgh resumed paying dividends on its member owned common stock during 2012.

Interest income on interest-earning deposits decreased by $506,000, or 31.6%, to $1.1 million for the year ended December 31, 2013 from $1.6 million for the year ended December 31, 2012.  This decrease is the result of a decrease in the average balance of interest-earning deposits of $228.4 million, or 35.8%, to $410.0 million for the year ended December 31, 2013 from $638.4 million for the year ended December 31, 2012.  This decrease is primarily the result of using excess cash to fund loan growth, deposit outflow and to purchase government agency debentures.

Interest expense.  Interest expense decreased by $14.0 million, or 18.7%, to $61.2 million for the year ended December 31, 2013 from $75.2 million for the year ended December 31, 2012.  This decrease was primarily attributed to decreases in the interest rate paid on both deposits and borrowed funds as well as a decrease in the average balance of deposits. The average rate paid on all categories of deposit accounts decreased during the year ended December 31, 2013 due to a decrease in market interest rates.  Rates on savings accounts decreased to 0.30% from 0.37%; interest-bearing demand deposit rates decreased to 0.07% from 0.10%; money market demand account rates decreased to 0.27% from 0.34% and certificates of deposit rates decreased to 1.25% from 1.69%. Also contributing to the decrease in interest expense was a shift in the mix of our deposits with average balances increasing for savings, interest-bearing checking and money market demand accounts, while decreasing for certificates of deposit.  The average rate paid on borrowed funds decreased by three basis points to 3.04% for the year ended December 31, 2013, from 3.07% for the year ended December 31, 2012.  The decrease in average rate paid was partially offset by an increase in the average balance of borrowed funds of $18.5 million during the year ended December 31, 2013.

Net interest income.  Net interest income decreased by $10.9 million, or 4.2%, to $251.9 million for the year ended December 31, 2013 from $262.8 million for the year ended December 31, 2012.  This decrease was a result of the factors previously discussed as well as a decrease in total interest-earning assets.  Our net interest rate spread decreased by seven basis points, to 3.23% for the year ended December 31, 2013 from 3.30% for the year ended December 31, 2012 and our net interest margin decreased by 11 basis points, to 3.43% for the year ended December 31, 2013 from 3.54% for the year ended December 31, 2012.

Provision for loan losses.  We analyze the allowance for loan losses as described in note 1(f) of the notes to the Consolidated Financial Statements on page 69.  The provision for loan losses decreased by $7.8 million, or 29.7%, to $18.5 million for year ended December 31, 2013 from $26.3 million for the year ended December 31, 2012.  Facilitating this decrease was a decrease in non-accrual loans of $13.0 million, or 10.8%, to $107.2 million at December 31, 2013 from $120.2 million at December 31, 2012.  Additionally, classified loans decreased by $13.9 million, or 5.6%, to $236.9 million at December 31, 2013 from $250.8 million at December 31, 2012. These changes were partially offset by elevated levels in historical charge-off factors which include years with historically high charge-off amounts and an increase in business banking loans collectively evaluated for impairment, which typically require higher reserves than personal banking loans.

In determining the amount of the current period provision, we considered current economic conditions and their impact on our markets, including unemployment levels, bankruptcy filings, and changes in real estate values which ultimately impact the quality of our loan portfolio.  Net loan charge-offs decreased by $3.9 million, or 15.9%, to $20.4 million for the year ended December 31, 2013 from $24.3 million for the year ended December 31, 2012.  Annual net charge-offs to average loans decreased to 0.36% for the year ended December 31, 2013 from 0.43% for the year ended December 31, 2012.  In managements’ judgment, the provision that is recorded is sufficient to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.

Noninterest income.  Noninterest income increased by $7.9 million, or 13.5%, to $66.8 million for the year ended December 31, 2013 from $58.9 million for the year ended December 31, 2012.  This increase is primarily the result of increases in the gain on sales of investments and insurance commission income as well as a decrease in loss on real estate owned.  Gain on sale of investments increased by $5.5 million, or 835.5%, to $6.1 million for the year ended December 31, 2013 from $654,000 for the year ended December 31, 2012 due to the sale of certain equity securities in the fourth quarter of 2013.  Insurance commission income increased by $2.3 million, or 37.9%, to $8.6 million for the year ended December 31, 2013 from $6.3 million for the year ended December 31, 2012 due to our acquisition of the Bert Company on December 31, 2012.  Losses on real estate owned decreased by $2.4 million, or 43.5%, to $3.2 million for the year ended December 31, 2013 from $5.6 million for the year ended December 31, 2012.  This decrease is primarily due to historically high write-downs on commercial properties that were taken in 2012.  Partially offsetting these factors was a decrease in mortgage banking income of $3.1 million, or 65.3%, to $1.6 million for the year ended December 31, 2013 from $4.7 million for the year ended December 31, 2012, as most residential mortgage loan originations during 2013 were retained in our portfolio and not sold into the secondary market.

Noninterest expense.  Noninterest expense increased by $1.6 million, or 0.8%, to $207.1 million for the year ended December 31, 2013 from $205.5 million for the year ended December 31, 2012.  This increase is primarily the result of increases in office operations, other expense and premises and occupancy costs. Office operations increased by $1.3 million, or 9.3%, to $14.5 million for the year ended December 31, 2013 from $13.2 million for the year ended December 31, 2012 primarily due to increased loan collections costs.  As a result of increased charitable contributions to organizations that qualify for Pennsylvania’s Education Improvement Tax Credit program, for which we receive state income tax credits, other expense increased by $865,000, or 9.5%, to $10.0 million for the year ended December 31, 2013 from $9.1 million for the year ended December 31, 2012. Premises and occupancy costs increased by $773,000, or 3.4%, compared to the prior year due primarily to increased maintenance and depreciation expense.  Partially offsetting these increases were decreases in marketing expense and professional services. Marketing expense decreased by $1.5 million, or 19.7%, to $6.3 million for the year ended December 31, 2013 from $7.8 million for the year ended December 31, 2012 due primarily to our decision to postpone campaigns scheduled for 2013 until 2014.  Professional services decreased by $738,000, or 10.5%, to $6.3 million for the year ended December 31, 2013 from $7.0 million for the year ended December 31, 2012 as a result of a decrease in compliance related consulting projects that were completed in 2012.

Income taxes.  Income tax expense decreased by $37,000, or 0.1%, to $26.3 million for the year ended December 31, 2013 from $26.4 million for the year ended December 31, 2012.  This decrease is due to a decrease in the effective tax rate from 29.3% to 28.3% which resulted from increased Pennsylvania state tax credits.  Partially offsetting this decrease was an increase in income before income taxes of $3.1 million compared to the prior year.

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

Interest income.  Interest income decreased by $21.2 million, or 5.9%, to $338.0 million for the year ended December 31, 2012 from $359.2 million for the year ended December 31, 2011.  The decrease in interest income was due both to a decrease in the average balance of interest-earning assets and a decrease in the average yield earned on interest-earning assets.  The average balance of interest-earning assets decreased by $55.5 million, or 0.7%, to $7.431 billion for the year ended December 31, 2012 from $7.487 billion for the year ended December 31, 2011.  The average rate earned on interest-earnings assets decreased by 25 basis points, to 4.55% for the year ended December 31, 2012 from 4.80% for the year ended December 31, 2011.  An explanation of the changes in the balances of interest-earnings assets and changes in their yields is discussed in each category below.

Interest income on loans receivable decreased by $11.8 million, or 3.7%, to $308.3 million for the year ended December 31, 2012 from $320.1 million for the year ended December 31, 2011.  This decrease was attributable to a decrease in the average yield, which was partially offset by an increase in the average balance of loans receivable. The average yield on loans receivable decreased by 36 basis points, to 5.45% for the year ended December 31, 2012, from 5.81% for the year ended December 31, 2011.  This decrease is primarily due to the re-pricing of variable rate loans, the refinancing of existing loans to lower market interest rates and the origination of new loans in the continued low and highly competitive interest rate environment.  Average loans receivable increased by $146.4 million, or 2.7%, to $5.655 billion for the year ended December 31, 2012 from $5.509 billion for the year ended December 31, 2011.  This increase was primarily attributable to our efforts in attracting and maintaining quality business loan relationships, especially in our Buffalo and Rochester, New York markets, as well as strong residential mortgage loan demand throughout the year.

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

Interest income on interest-earning deposits decreased by $113,000, or 6.6%, to $1.6 million for the year ended December 31, 2012 from $1.7 million for the year ended December 31, 2011.  This decrease is the result of a decrease in the average balance of interest-earning deposits of $26.7 million, or 4.0%, to $638.4 million for the year ended December 31, 2012 from $665.1 million for the year ended December 31, 2011.  This decrease is primarily the result of using cash for loan growth and to repurchase our common stock during the year.

Interest expense.  Interest expense decreased by $17.6 million, or 19.0%, to $75.2 million for the year ended December 31, 2012 from $92.8 million for the year ended December 31, 2011.  This decrease was primarily attributed to decreases in both the interest rate paid on and the average balance of deposits and borrowings. The average rate paid on all categories of deposit accounts decreased during the year ended December 31, 2012 due to a decrease in market interest rates.  Rates on savings accounts decreased from 0.46% to 0.37%; interest-bearing demand deposit rates decreased from 0.12% to 0.10%; money market demand account rates decreased from 0.45% to 0.34% and certificates of deposit rates decreased from 2.14% to 1.69%. Also contributing to the decrease in interest expense was a shift in the mix of our deposits with balances increasing for savings, interest-bearing checking and money market demand accounts, while decreasing for certificates of deposit.  The average rate paid on borrowed funds decreased by 6 basis points to 3.07% for the year ended December 31, 2012, from 3.13% for the year ended December 31, 2011 as the average rate on repurchase agreements decreased from 0.58% for the year ended December 31, 2011 to 0.34% for the year ended December 31, 2012.  The decrease in rate was partially offset by an increase in the average balance of repurchase agreements of $13.8 million during the year ended December 31, 2012.

Net interest income.  Net interest income decreased by $3.6 million, or 1.3%, to $262.8 million for the year ended December 31, 2012 from $266.4 million for the year ended December 31, 2011.  This decrease was a result of the factors previously discussed as well as a decrease in total interest-earning assets.  Our net interest rate spread increased by 2 basis points, to 3.30% for the year ended December 31, 2012 from 3.28% for the year ended December 31, 2011 while our net interest margin decreased by 2 basis points, to 3.54% for the year ended December 31, 2012 from 3.56% for the year ended December 31, 2011.

Provision for loan losses.  We analyze the allowance for loan losses as described in note 1(f). The provision for loan losses decreased by $7.9 million, or 22.9%, to $26.3 million for year ended December 31, 2012 from $34.2 million for the year ended December 31, 2011.  Facilitating this decrease was a decrease in non-accrual loans of $10.9 million, or 8.3%, to $120.2 million at December 31, 2012 from $131.1 million at December 31, 2011. Additionally, loans 90 or more days delinquent decreased by $27.5 million, or 28.7%, to $68.3 million at December 31, 2012, from $95.8 million at December 31, 2011.  These changes were partially offset by increases in historical charge-off factors and an increase in business banking loans collectively evaluated for impairment, which typically require higher reserves than personal banking loans.

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

Noninterest income.  Noninterest income decreased by $74,000, or 0.1%, to $58.9 million for the year ended December 31, 2012 from $59.0 million for the year ended December 31, 2011.  Losses on real estate owned increased by $3.2 million, or 132.6%, to $5.6 million for the year ended December 31, 2012 from $2.4 million for the year ended December 31, 2011.  Our portfolio of foreclosed properties, currently valued at $26.2 million, continues to be actively managed and this increase resulted from losses on the sale of properties and write-downs on some of the remaining properties, primarily located in Florida.  Additionally, income from bank owned life insurance decreased by $1.1 million, or 17.6%, compared to last year as a result of death benefits received in 2011.  Partially offsetting these factors was an increase in mortgage banking income of $3.8 million, or 445.2%, to $4.7 million for the year ended December 31, 2012 from $858,000 for the year ended December 31, 2011, as an increased number of residential mortgage loans were sold at favorable pricing levels into the secondary market.  Other-than-temporary impairment losses on our investment securities portfolio decreased by $606,000, or 64.7%, for the year ended December 31, 2012 compared to last year.

Noninterest expense.  Noninterest expense increased by $5.3 million, or 2.6%, to $205.5 million for the year ended December 31, 2012 from $200.2 million for the year ended December 31, 2011.  This increase is primarily the result of increases in compensation and employee benefits, processing expense, professional services and real estate owned expense. Compensation and employee benefits increased by $5.1 million, or 4.8%, to $111.7 million for the year ended December 31, 2012 from $106.6 million for the year ended December 31, 2011. This increase is primarily attributable to the addition of 92 full-time equivalent employees since the beginning of the current year and increased benefit costs.  These personnel increases have occurred primarily in commercial lending, credit administration, loan servicing and regulatory compliance areas. As a result of outsourcing our internal audit function and the continued engagement of compliance consultants, professional services increased by $1.8 million, or 34.1%, to $7.0 million for the year ended December 31, 2012. Processing expense increased by $1.7 million, or 7.1%, compared to the prior year due to regular maintenance and upgrades and our ATM replacement program.  Real estate owned expenses remain elevated as we incur insurance expenses and property taxes on our $26.2 million portfolio of foreclosed properties, as well as operating costs associated with several foreclosed commercial businesses.  Partially offsetting these increases were decreases in marketing expense and federal deposit insurance premiums. Marketing expense decreased by $2.2 million, or 21.3%, to $7.8 million for the year ended December 31, 2012 from $10.0 million for the year ended December 31, 2011 due to the timing of several marketing campaigns.  Federal deposit insurance premiums decreased by $1.5 million, or 21.8%, to $5.6 million for the year ended December 31, 2012 as the assessment formula was changed to calculate premiums based on net assets rather than deposits.

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

Collection procedures.  Our collection procedures for personal loans generally provide that when a loan is five days past due, a computer-generated late notice is sent to the borrower requesting payment.  If delinquency continues, at 15 days a delinquent notice, plus a notice of a late charge, is sent and personal contact efforts are attempted, either in person or by telephone, to strengthen the collection process and obtain reasons for the delinquency.  Also, plans to establish a payment program are developed.  Personal contact efforts are continued throughout the collection process, as necessary.  Generally, if a loan becomes 60 days past due, a collection letter is sent and the loan becomes subject to possible legal action if suitable arrangements for payment have not been made.  In addition, the borrower is given information which provides access to consumer counseling services to the extent required by the regulations of the Department of Housing and Urban Development and other applicable regulators.  When a loan continues in a delinquent status for 90 days or more, and a payment schedule has not been developed or kept by the borrower, we may send the borrower a notice of intent to foreclose, giving 30 days to cure the delinquency.  If not cured, foreclosure proceedings are initiated.

Nonperforming assets.  Loans are reviewed on a regular basis and are placed on a nonaccrual status when, in the opinion of management, the collection of all principal and/or interest is doubtful.  Loans are automatically placed on nonaccrual status when either principal or interest is 90 days or more past due.  Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is reversed and charged against interest income.

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

Nonaccrual, Past Due, Restructured Loans and Nonperforming Assets.  The following table sets forth information with respect to nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Generally, when a loan is 90 days past due, we fully reverse all accrued interest thereon and cease to accrue interest thereafter. Exceptions are made for loans that have contractually matured, are in the process of being modified to extend the maturity date and are otherwise current as to principal and interest, and well secured loans that are in process of collection. Loans may also be placed on nonaccrual before they reach 90 days past due if conditions exist that call into question our ability to collect all contractual interest. Other nonperforming assets represent property acquired through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value less estimated costs to sell, or the principal balance of the related loan.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$24,625	24,295	28,233	29,751	29,134
Home equity loans	8,345	8,481	9,781	10,263	10,008
Other consumer loans	2,723	2,712	2,944	2,565	2,775
Commercial real estate loans	18,433	24,938	44,603	46,032	49,594
Commercial loans	4,321	9,619	10,785	12,877	18,269
Total loans 90 days or more past due	$58,447	70,045	96,346	101,488	109,780

Total real estate owned (REO)	18,203	26,165	26,887	20,780	20,257

Total loans 90 days or more past due and REO	76,650	96,210	123,233	122,268	130,037

Total loans 90 days or more past due to net loans receivable	1.02%	1.24%	1.76%	1.86%	2.10%
Total loans 90 days or more past due and REO to total assets	0.97%	1.21%	1.55%	1.50%	1.63%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	$57,757	68,347	95,836	100,421	109,780
Nonaccrual loans - loans less than 90 days past due	49,464	51,865	35,269	47,970	—
Loans 90 days or more past due still accruing	690	1,698	510	1,067	—
Total nonperforming loans	107,911	121,910	131,615	149,458	109,780
Total nonperforming assets	$126,114	148,075	158,502	170,238	130,037

Nonaccrual troubled debt restructured loans (1)	$28,889	41,166	29,575	41,740	2,908
Accruing troubled debt restructured loans	50,277	48,278	39,854	10,865	18,177
Total troubled debt restructured loans	$79,166	89,444	69,429	52,605	21,085

(1)   Also included in nonaccrual loans above.

During the year ended December 31, 2013, gross interest income of approximately $6.6 million would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current and in accordance with their original terms throughout the year.  We recognized $696,000 of interest income on nonaccrual loans during the year ended December 31, 2013.

The following table sets forth loans 90 or more days delinquent by state (based on borrowers’ domicile) at December 31, 2013.

(Dollars in thousands)	Residential mortgage	(1)	Home equity	(2)	Other consumer	(3)	Commercial real estate loans	(4)	Commercial loans	(5)	Total	(6)
Pennsylvania	$15,995	0.8%	5,279	0.6%	2,006	1.0%	15,581	1.8%	3,045	1.1%	41,906	1.0%
New York	1,184	0.7%	1,783	1.5%	35	0.4%	1,669	0.3%	645	1.0%	5,316	0.6%
Ohio	229	1.2%	116	1.1%	3	0.1%	962	3.5%	—	0.0%	1,310	1.8%
Maryland	3,891	2.8%	1,095	4.0%	—	0.0%	108	0.1%	314	1.1%	5,408	1.7%
All other	3,326	6.1%	71	1.2%	13	0.2%	113	0.1%	294	1.4%	3,817	2.1%
Total	$24,625	1.0%	8,344	0.8%	2,057	0.9%	18,433	1.1%	4,298	1.1%	57,757	1.0%

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

(3)  Percentage of total other consumer loans in that geographic area

(4)  Percentage of total commercial real estate loans in that geographic area

(5)  Percentage of total commercial loans in that geographic area

(6)  Percentage of total loans in that geographic area

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans considered to be of lesser quality as “substandard,” “doubtful,” or “loss” assets.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the savings institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” so that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention.”  At December 31, 2013, we had 272 loans, with an aggregate principal balance of $58.6 million, designated as special mention.

We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  Our largest classified assets generally are also our largest nonperforming assets.

The following table sets forth the aggregate amount of our classified assets at the dates indicated.

	At December 31,
	2013	2012	2011
	(In thousands)
Substandard assets	$250,545	271,268	242,015
Doubtful assets	3,188	4,829	5,941
Loss assets	1,321	1,049	1,237
Total classified assets	$255,054	277,146	249,193

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

We utilize a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses. As part of the analysis, we considered the economic data in our markets such as the unemployment and bankruptcy levels as well as the changes in real estate collateral values. In addition, we considered the overall trend in asset quality, loan charge-offs and the allowance for loan losses as a percentage of nonperforming loans. We also consider the specific reserves already established for criticized loans based upon a three year average of historical charge-offs. As a result, we decreased the allowance for loan losses during the year by $1.9 million, or 2.6%, to $71.3 million, or 1.23% of total loans, at December 31, 2013 from $73.2 million, or 1.28% of total loans, at December 31, 2012. The decrease in the allowance for loan losses and the related provision for loan losses is discussed above in the section “Provision for loan losses.”

Analysis of the Allowance for Loan Losses.  The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Years ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Net loans receivable	$5,734,943	5,629,261	5,480,381	5,457,593	5,229,062
Average loans outstanding	5,682,431	5,655,179	5,508,790	5,487,645	5,199,829

Allowance for loan losses
Balance at beginning of period	73,219	71,138	76,412	70,403	54,929
Provision for loan losses	18,519	26,338	34,170	40,486	41,847
Charge offs:
Residential mortgage loans	(2,501)	(4,295)	(4,198)	(4,497)	(1,437)
Home equity loans	(2,239)	(4,066)	(4,734)	(4,104)	(1,525)
Other consumer loans	(6,055)	(5,919)	(5,283)	(6,390)	(5,520)
Commercial real estate loans	(10,042)	(9,919)	(12,508)	(12,576)	(3,723)
Commercial loans	(5,007)	(6,254)	(15,641)	(9,305)	(15,611)
Total charge-offs	(25,844)	(30,453)	(42,364)	(36,872)	(27,816)
Recoveries:
Residential mortgage loans	420	528	308	176	14
Home equity loans	258	297	127	82	73
Other consumer loans	1,082	1,410	1,254	1,422	1,080
Commercial real estate loans	2,305	1,823	872	314	81
Commercial loans	1,389	2,138	359	401	195
Total recoveries	5,454	6,196	2,920	2,395	1,443
Balance at end of period	$71,348	73,219	71,138	76,412	70,403

Allowance for loan losses as a percentage of net loans receivable	1.24%	1.30%	1.30%	1.40%	1.35%
Net charge-offs as a percentage of average loans outstanding	0.36%	0.43%	0.72%	0.63%	0.51%
Allowance for loan losses as a percentage of nonperforming loans	66.12%	60.06%	54.05%	51.13%	64.13%
Allowance for loan losses as a percentage of nonperforming loans and real estate owned	56.57%	49.45%	44.88%	44.89%	54.14%

Allocation of Allowance for Loan Losses.  The following tables set forth the allocation of allowance for loan losses by loan category at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category.

	At December 31,
	2013		2012		2011
	Amount	% of Total loans (1)	Amount	% of Total loans (1)	Amount	% of Total loans (1)
	(Dollars in thousands)
Balance at end of year applicable to:
Residential mortgage loans	$7,875	42.2%	8,002	42.0%	8,482	42.9%
Home equity loans	7,245	18.3	8,294	18.7	8,687	19.4
Other consumer loans	5,487	3.9	5,156	4.0	5,325	4.2
Commercial real estate loans	34,969	28.2	34,499	27.9	32,148	26.3
Commercial loans	11,110	7.4	13,242	7.4	12,080	7.2
Total allocated allowance	66,686		69,193		66,722
Unallocated	4,662	—	4,026	—	4,416	—
Total	$71,348	100.0%	73,219	100.0%	71,138	100.0%

	At December 31,
	2010		2009
	Amount	% of Total loans (1)	Amount	% of Total loans (1)
	(Dollars in thousands)
Balance at end of year applicable to:
Residential mortgage loans	$6,854	42.9%	9,349	43.8%
Home equity loans	7,675	19.5	6,293	20.0
Other consumer loans	5,810	4.3	6,554	5.0
Commercial real estate loans	35,832	25.1	23,942	23.8
Commercial loans	15,770	8.2	20,073	7.4
Total allocated allowance	71,941		66,211
Unallocated	4,471	—	4,192	—
Total	$76,412	100.0%	70,403	100.0%

(1)  Represents percentage of loans in each category to total loans.

Liquidity and Capital Resources

Northwest Savings Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the Federal Deposit Insurance Corporation during their regular examinations.  The Federal Deposit Insurance Corporation, however, does not prescribe by regulation a minimum amount or percentage of liquid assets.  The Federal Deposit Insurance Corporation allows us to consider any unencumbered, available-for-sale marketable security, whose sale would not impair our capital adequacy, to be eligible for liquidity.  Liquidity is monitored through the use of a standard liquidity ratio of liquid assets to borrowings plus deposits.  Using this formula, Northwest Savings Bank’s liquidity ratio was 12.4% as of December 31, 2013.  We adjust our liquidity level in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments.  We also adjust liquidity as appropriate to meet our asset and liability management objectives.  Liquidity needs can also be met by temporarily drawing upon lines-of-credit established for such reasons.  As of December 31, 2013, Northwest Savings Bank had $2.086 billion of additional borrowing capacity available with the Federal Home Loan Bank of Pittsburgh, including a $150.0 million overnight line of credit, as well as a $194.1 million borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

In addition to deposits, our primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition.  We manage the pricing of our deposits to maintain a desired deposit balance.  In addition, we invest excess funds in short-term interest earning and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits amounted to $293.8 million at December 31, 2013.  For additional information about our cash flows from operating, financing, and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing, and financing activities.  The primary sources of cash during the current year were net income and principal repayments on loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Cleveland, which provide an additional source of funds.  At December 31, 2013 Northwest Savings Bank had advances of $725.4 million from the Federal Home Loan Bank of Pittsburgh.  We borrow from these sources to reduce interest rate risk and to provide liquidity when necessary.

At December 31, 2013, our customers had $432.3 million of unused lines of credit available and $175.0 million in loan commitments.  This amount does not include the unfunded portion of loans in process.  Certificates of deposit scheduled to mature in less than one year at December 31, 2013, totaled $665.8 million.  We believe that a significant portion of such deposits will remain with us.

The major sources of our cash flows are in the areas of loans, marketable securities, deposits and borrowed funds.

Deposits are our primary source of externally generated funds.  The level of deposit inflows during any given period is heavily influenced by factors outside of our control, such as consumer savings tendencies, the general level of short-term and long-term market interest rates, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds.  Financial institutions, such as Northwest Savings Bank, are also subject to deposit outflows.  Our net deposits decreased by $95.7 million for the year ended December 31, 2013 and decreased by $15.7 million and increased by $16.0 million for the years ended December 31, 2012, and 2011, respectively.

Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of market interest rates, consumer confidence and consumer spending. Funds received from loan maturities and principal payments on loans for the years ended December 31, 2013, 2012 and 2011 were $1.924 billion, $1.912 billion and $1.766 billion, respectively.  Loan originations for the years ended December 31, 2013, 2012 and 2011 were $2.110 billion, $2.337 billion and $1.928 billion, respectively.  We also sell a portion of the loans we originate, and the cash flows from such sales for the years ended December 31, 2013, 2012 and 2011 were $52.6 million, $236.5 million and $88.2 million, respectively.

We experience significant cash flows from our portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature or are called.  Cash flow from the repayment of principal and the maturity or call of marketable securities for the years ended December 31, 2013, 2012 and 2011 were $288.8 million, $417.5 million and $423.4 million, respectively.

When necessary, we utilize borrowings as a source of liquidity and as a source of funds for long-term investment when market conditions permit.  The net cash flow from the receipt and repayment of borrowings were  net increases of $21.6 million and $32.1 million for the years ended December 31, 2013 and 2012, respectively, and a net decrease of $63.4 million for the year ended December 31, 2011.

Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $45.9 million, $56.9 million and $43.6 million for the ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, stockholders’ equity totaled $1.160 billion. During 2013 our Board of Directors declared regular quarterly dividends totaling $0.38 per share of common stock and a special dividend of $0.12 per share of common stock in the second quarter of 2013.

We monitor the capital levels of Northwest Savings Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. Northwest Savings Bank is required by the Pennsylvania State Department of Banking and the FDIC to meet minimum capital adequacy requirements.  At December 31, 2013, Northwest Savings Bank exceeded all regulatory minimum capital requirements and is considered to be “well capitalized.” In addition, as of December 31, 2013, we were not aware of any recommendation by a regulatory authority that, if it were implemented, would have a material effect on liquidity, capital resources or operations.

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

	At December 31,
	2013	2012
	(Dollars in thousands)

Total shareholder’s equity (GAAP capital)	$1,061,163	993,990
Accumulated other comprehensive income	(2,148)	(4,733)
Less: non-qualifying intangible assets	(176,781)	(178,530)
Leverage or Tier 1 capital	882,234	810,727
Plus: Tier 2 capital (1)	64,297	64,949
Total risk-based capital	$946,531	875,676
Total assets for leverage ratio	$7,728,167	7,786,818
Net risk-weighted assets including off-balance sheet items	$5,088,277	5,167,800

Leverage capital ratio	11.42%	10.41%
Minimum requirement	4.00%	4.00%

Risk-based capital ratio	18.60%	16.94%
Minimum requirement	8.00%	8.00%

(1)         Tier 2 capital consists of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets as detailed under the regulations of the FDIC, and 45% of pre-tax net unrealized gains on securities available-for-sale.

Northwest Savings Bank is also subject to capital guidelines of the Pennsylvania Department of Banking. Although not adopted in regulation form, the Department of Banking requires 6% leverage capital and 10% risk-based capital.  See “Item 1. Business—Supervision and Regulation—Capital Requirements” and “Prompt Corrective Action”.

Contractual Obligations

We are obligated to make future payments according to various contracts.  The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2013.

	Payments due
	Less than one year	One year to less than three years	Three years to less than five years	Five years or greater	Total
	(In thousands)
Contractual obligations at December 31, 2013
Long-term debt (1)	$156,200	255,445	250,000	220,000	881,645
Junior subordinated debentures (2)	—	—	—	103,094	103,094
Operating leases (3)	3,808	5,704	3,646	5,144	18,302
Total	$160,008	261,149	253,646	328,238	1,003,041
Commitments to extend credit	$174,998	—	—	—	174,998

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

Our policy is to reduce our exposure to interest rate risk generally by better matching the maturities of our interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of our interest-earning assets.  We purchase adjustable-rate investment securities and mortgage-backed securities which at December 31, 2013 totaled $314.6 million, and originate adjustable-rate loans, which at December 31, 2013, totaled $1.771 billion or 30.0% of our gross loan portfolio.  Of our $7.236 billion of interest-earning assets at December 31, 2013, $2.379 billion, or 32.9%, consisted of assets with adjustable rates of interest.  When market conditions are favorable, we also attempt to reduce interest rate risk by lengthening the maturities of our interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, and by promoting longer-term certificates of deposit.

At December 31, 2013, total interest-earning liabilities maturing or re-pricing within one year exceeded total interest-bearing assets maturing or re-pricing in the same period by $313.0 million, representing a negative one-year gap ratio of 3.97%.

The following table sets forth, on a carrying value basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2013, which are expected to re-price or mature, based upon certain assumptions, in each of the future time periods shown.  Except as stated below, the amounts of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the earlier of the term of re-pricing or the contractual term of the asset or liability.  We believe that these assumptions approximate the standards used in the financial services industry and consider them appropriate and reasonable.

	Amounts maturing or re-pricing
	Within 1 year	Over 1-3 years	Over 3-5 years	Over 5-10 years	Over 10-20 years	Total
	(Dollars in thousands)

Rate-sensitive assets:
Interest-earning deposits	$293,783	—	—	—	—	293,783
Mortgage-backed securities:
Fixed rate	83,685	124,123	78,213	106,168	—	392,189
Variable-rate	202,817	16,125	17,993	—	—	236,935
Investment securities	107,983	148,158	183,372	69,496	—	509,009
Mortgage loans:
Adjustable rate	22,461	3,022	80	95	84	25,742
Fixed-rate	364,564	650,461	539,070	816,353	84,353	2,454,801
Home equity loans:
Adjustable rate	313,337	—	—	—	—	313,337
Fixed-rate	200,552	308,978	184,466	76,601	5	770,602
Other consumer loans	188,536	39,812	—	—	—	228,348
Commercial real estate loans	666,460	568,273	327,645	45,019	1,002	1,608,399
Commercial loans	239,239	101,238	38,872	23,249	3	402,601
Total rate-sensitive assets	2,683,417	1,960,190	1,369,711	1,136,981	85,447	7,235,746

Rate-sensitive liabilities:
Fixed maturity deposits	665,779	622,934	370,136	8,548	—	1,667,397
Money market deposit accounts	1,151,222	—	—	—	16,732	1,167,954
Savings accounts	613,000	546,500	—	—	32,084	1,191,584
Checking accounts	382,075	208,350	—	—	1,051,519	1,641,944
FHLB advances	2	255,445	250,000	220,000	—	725,447
Other borrowings	156,198	—	—	—	—	156,198
Trust preferred securities	28,094	25,000	50,000	—	—	103,094
Total rate-sensitive liabilities	2,996,370	1,658,229	670,136	228,548	1,100,335	6,653,618

Interest sensitivity gap per period	$(312,953)	301,961	699,575	908,433	(1,014,888)	582,128

Cumulative interest sensitivity gap	$(312,953)	(10,992)	688,583	1,597,016	582,128	582,128

Cumulative interest sensitivity gap as a percentage of total assets	-3.97%	-0.14%	8.73%	20.25%	7.38%	7.38%
Cumulative interest-earning assets as a percent of cumulative interest-bearing liabilities	89.56%	99.76%	112.93%	128.76%	108.75%	108.75%

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

The following table illustrates the simulated impact of a non-parallel 100 bps, 200 bps or 300 bps upward or 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  These analyses were prepared assuming that total interest-earning asset and interest-bearing liability levels at December 31, 2013 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from December 31, 2013 levels.

	Increase			Decrease
	100 bps	200 bps	300 bps	100 bps
Non-parallel shift in interest rates over the next 12 months
Projected percentage increase/ (decrease) in net income	(1.6)%	1.7%	2.6%	(12.2)%
Projected increase/ (decrease) in return on average equity	(1.6)%	1.6%	2.6%	(11.9)%
Projected increase/ (decrease) in earnings per share	$(0.01)	$0.01	$0.01	$(0.08)
Projected percentage decrease in market value of equity	(3.8)%	(13.4)%	(20.4)%	(3.1)%

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

When assessing our interest rate sensitivity, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates.  In preparing the table above, the following assumptions were used:  (i) adjustable-rate mortgage loans will prepay at an annual rate of 8% to 14%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 8% to 14%, depending on the type of loan; (iii) commercial loans will prepay at an annual rate of 9% to 14%; (iv) consumer loans held by Northwest Savings Bank will prepay at an annual rate of 18% to 24%; and (v) consumer loans held by NCDC will prepay at an annual rate of 55% to 70%.  In regards to our deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) the significant majority of money market accounts will re-price immediately; (iii) savings accounts will gradually re-price over three years; and (iv) checking accounts will re-price either when the rates on such accounts re-price as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates.  For purposes of this analysis, management has estimated, based on historical trends, that $382.1 million, or 23.3%, of our checking accounts and $613.0 million, or 51.5%, of our savings accounts are interest sensitive and may re-price in one year or less, and that the remainder may re-price over longer time periods.

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

Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control — Integrated Framework (1992).  Based on such assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based upon those criteria.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Northwest Bancshares, Inc.:

We have audited Northwest Bancshares, Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Northwest Bancshares, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Pittsburgh, Pennsylvania
February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Northwest Bancshares, Inc.:

We have audited the accompanying consolidated statements of financial condition of Northwest Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Bancshares, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and their cash flows for each of the years in the three-year period then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Northwest Bancshares, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of Northwest Bancshares, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

February 28, 2014

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(amounts in thousands, excluding per share data)

	December 31,
	2013	2012
Assets
Cash and due from banks	$98,122	88,277
Interest-earning deposits in other financial institutions	293,149	362,794
Federal funds sold and other short-term investments	634	633
Marketable securities available-for-sale (amortized cost of $1,022,078 and $1,053,122)	1,016,767	1,079,074
Marketable securities held-to-maturity (fair value of $124,061 and $161,969)	121,366	155,081
Loans receivable, net of allowance for loan losses of $71,348 and $73,219	5,734,943	5,629,261
Accrued interest receivable	21,821	23,313
Real estate owned, net	18,203	26,165
Federal Home Loan Bank stock, at cost	43,715	46,834
Premises and equipment, net	146,139	138,824
Bank owned life insurance	140,172	137,044
Goodwill	174,463	174,461
Other intangible assets	2,319	3,529
Other assets	69,663	77,310
Total assets	$7,881,476	7,942,600

Liabilities and Shareholders’ equity
Liabilities:
Deposits	$5,668,879	5,764,600
Borrowed funds	881,645	860,047
Advances by borrowers for taxes and insurance	26,669	23,325
Accrued interest payable	888	888
Other liabilities	43,499	62,177
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	103,094	103,094
Total liabilities	6,724,674	6,814,131

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 94,243,713 and 93,652,960 shares issued, respectively	943	937
Paid-in capital	619,678	613,249
Retained earnings	571,164	550,296
Unallocated common stock of employee stock ownership plan	(23,083)	(24,525)
Accumulated other comprehensive loss	(11,900)	(11,488)
	1,156,802	1,128,469
Total liabilities and shareholders’ equity	$7,881,476	7,942,600

See accompanying notes to consolidated financial statements.

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, excluding per share data)

	Years ended December 31,
	2013	2012	2011
Interest income:
Loans receivable	$287,289	308,254	320,100
Mortgage-backed securities	12,818	16,738	23,450
Taxable investment securities	4,021	2,328	2,452
Tax-free investment securities	7,817	9,119	11,514
Interest-earning deposits	1,093	1,599	1,712
Total interest income	313,038	338,038	359,228

Interest expense:
Deposits	29,279	43,377	60,721
Borrowed funds	31,883	31,822	32,080
Total interest expense	61,162	75,199	92,801
Net interest income	251,876	262,839	266,427
Provision for loan losses	18,519	26,338	34,170
Net interest income after provision for loan losses	233,357	236,501	232,257

Noninterest income:
Impairment losses on securities	(713)	(996)	(2,081)
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	—	665	1,144
Net impairment losses	(713)	(331)	(937)
Gain on sale of investments, net	6,118	654	358
Service charges and fees	35,884	35,623	36,220
Trust and other financial services income	9,330	8,544	8,125
Insurance commission income	8,635	6,264	6,548
Loss on real estate owned, net	(3,186)	(5,643)	(2,426)
Income from bank owned life insurance	5,197	4,961	6,019
Mortgage banking income	1,623	4,678	858
Other operating income	3,959	4,154	4,213
Total noninterest income	66,847	58,904	58,978

Noninterest expense:
Compensation and employee benefits	112,190	111,727	106,595
Premises and occupancy costs	23,182	22,409	23,055
Office operations	14,454	13,224	12,850
Processing expenses	25,548	25,000	23,332
Professional services	6,267	7,005	5,224
Amortization of other intangible assets	1,210	1,012	1,819
Marketing expenses	6,284	7,829	9,953
Real estate owned expense	2,437	2,620	1,625
Federal deposit insurance premiums	5,600	5,554	7,101
Other expenses	9,962	9,097	8,673
Total noninterest expense	207,134	205,477	200,227

Income before income taxes	93,070	89,928	91,008
Provision for income taxes:
Federal	23,276	22,484	22,623
State	3,055	3,884	4,234
Total provision for income taxes	26,331	26,368	26,857
Net income	$66,739	63,560	64,151

Basic earnings per share	$0.74	0.68	0.64

Diluted earnings per share	$0.73	0.68	0.64

See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Years ended December 31,
	2013	2012	2011
Net Income	$66,739	63,560	64,151
Other comprehensive income net of tax:
Net unrealized holding gains on marketable securities:
Unrealized holding (losses)/ gains, net of tax of $10,551, $(1,346) and $(5,996), respectively	(16,544)	2,029	9,312
Other-than-temporary impairment on securities included in net income, net of tax of $(278), $(129) and $(328), respectively	435	202	609
Reclassification adjustment for (gains)/ losses included in net income, net of tax of $1,904, $271 and $(705), respectively	(2,977)	(424)	1,104
Net unrealized holding (losses)/ gains on marketable securities	(19,086)	1,807	11,025

Change in fair value of interest rate swaps, net of tax of $(1,714), $(246) and $1,506, respectively	3,181	459	(2,787)

Defined benefit plans:
Net gain/ (loss), net of tax of $(10,716), $(6,112) and $11,431, respectively	17,002	9,576	(17,863)
Amortization of prior service costs, net of tax of $812, $56 and $56, respectively	(1,509)	(104)	(104)
Net gains/ (loss) on defined benefit plans	15,493	9,472	(17,967)

Other comprehensive (loss)/ income	(412)	11,738	(9,729)

Total comprehensive income	$66,327	75,298	54,422

See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2013, 2012 and 2011

(amounts in thousands, excluding per share data)

				Accumulated
				Other	Unallocated	Total
		Paid-in	Retained	Comprehensive	Common Stock	Shareholders’
	Common Stock	Capital	Earnings	Income/ (Loss)	of ESOP	Equity
Balance at December 31, 2010	$1,103	824,164	523,089	(13,497)	(27,409)	1,307,450
Comprehensive income:
Net income	—	—	64,151	—	—	64,151
Other comprehensive loss, net of tax of $5,964	—	—	—	(9,729)	—	(9,729)
Total comprehensive income	—	—	64,151	(9,729)	—	54,422
Exercise of stock options	3	2,027	—	—	—	2,030
Share repurchases	(144)	(172,546)	—	—	—	(172,690)
Stock-based compensation expense, including tax benefits of $610	13	5,878	—	—	1,443	7,334
Dividends paid ($0.43 per share)	—	—	(43,642)	—	—	(43,642)
Balance at December 31, 2011	975	659,523	543,598	(23,226)	(25,966)	1,154,904
Comprehensive income:
Net income	—	—	63,560	—	—	63,560
Other comprehensive loss, net of tax of $(7,506)	—	—	—	11,738	—	11,738
Total comprehensive income	—	—	63,560	11,738	—	75,298
Exercise of stock options	3	2,128	—	—	—	2,131
Share repurchases	(44)	(51,984)	—	—	—	(52,028)
Stock-based compensation expense, including tax benefits of $403	3	3,582	—	—	1,441	5,026
Dividends paid ($0.60 per share)	—	—	(56,862)	—	—	(56,862)
Balance at December 31, 2012	937	613,249	550,296	(11,488)	(24,525)	1,128,469
Comprehensive income:
Net income	—	—	66,739	—	—	66,739
Other comprehensive loss, net of tax of $559	—	—	—	(412)	—	(412)
Total comprehensive income	—	—	66,739	(412)	—	66,327
Exercise of stock options	7	6,611	—	—	—	6,618
Share repurchases	(4)	(4,455)	—	—	—	(4,459)
Stock-based compensation expense, including tax benefits of $635	3	4,273	—	—	1,442	5,718
Dividends paid ($0.50 per share)	—	—	(45,871)	—	—	(45,871)
Balance at December 31, 2013	$943	619,678	571,164	(11,900)	(23,083)	1,156,802

See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2013	2012	2011
Operating activities:
Net Income	$66,739	63,560	64,151
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	18,519	26,338	34,170
Net (gain)/ loss on sale of assets	(6,061)	(2,894)	2,999
Net depreciation, amortization and accretion	8,952	9,466	7,790
Decrease in other assets	12,351	18,695	7,534
Increase/(decrease) in other liabilities	2,890	11,351	(24,967)
Net amortization/ (accretion) of premium on marketable securities	298	(76)	(186)
Noncash compensation expense related to stock benefit plans	5,083	4,623	6,725
Noncash impairment losses on investment securities	713	331	937
Noncash impairment of real estate owned	4,158	4,942	1,449
Deferred income tax expense	1,423	3,295	7,749
Origination of loans held for sale	(36,773)	(248,658)	(77,887)
Proceeds from sale of loans held for sale	52,550	236,482	88,238
Net cash provided by operating activities	130,842	127,455	118,702

Investing activities:
Purchase of marketable securities available-for-sale	(234,965)	(508,553)	(237,058)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	33,764	76,257	126,012
Proceeds from maturities and principal reductions of marketable securities available-for-sale	255,064	341,287	297,348
Proceeds from sale of marketable securities available-for-sale	16,003	—	—
Loan originations	(2,072,797)	(2,088,565)	(1,850,368)
Proceeds from loan maturities and principal reductions	1,924,179	1,911,871	1,766,191
Redemptions of Federal Home Loan Bank stock	3,119	2,101	11,145
Proceeds from sale of real estate owned	18,036	14,049	10,648
Sale/ (purchase) of real estate owned for investment, net	814	457	(22)
Purchase of premises and equipment	(19,367)	(18,255)	(12,434)
Acquisitions, net of cash received	—	(4,089)	—
Net cash (used in)/ provided by investing activities	(76,150)	(273,440)	111,462

(Continued)

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2013	2012	2011
Financing activities:
(Decrease)/ increase in deposits, net	$(95,721)	(15,725)	15,989
Proceeds from long-term borrowings	30,000	—	—
Repayments of long-term borrowings	(68)	(69)	(50,066)
Net increase/ (decrease) in short-term borrowings	(8,334)	32,191	(13,302)
Increase/ (decrease) in advances by borrowers for taxes and insurance	3,344	(246)	703
Share repurchases	(4,459)	(52,028)	(172,690)
Cash dividends paid on common stock	(45,871)	(56,862)	(43,642)
Proceeds from stock options exercised	6,618	2,131	2,030
Net cash used in by financing activities	(114,491)	(90,608)	(260,978)
Net decrease in cash and cash equivalents	$(59,799)	(236,593)	(30,814)

Cash and cash equivalents at beginning of period	$451,704	688,297	719,111
Net decrease in cash and cash equivalents	(59,799)	(236,593)	(30,814)
Cash and cash equivalents at end of period	$391,905	451,704	688,297

Cash and cash equivalents:
Cash and due from banks	$98,122	88,277	94,276
Interest-earning deposits in other financial institutions	293,149	362,794	593,388
Federal funds sold and other short-term investments	634	633	633
Total cash and cash equivalents	$391,905	451,704	688,297

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $26,329, $37,633 and $51,591, respectively)	$61,162	75,415	93,413
Income taxes	22,881	14,278	23,916

Noncash activities:
Business acquisitions:
Fair value of assets acquired	$—	4,152	—
Net cash paid	—	(4,089)	—
Liabilities assumed	$—	63	—

Loan foreclosures and repossessions	$14,529	20,080	20,410
Sale of real estate owned financed by the Company	943	461	379

See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

(1)                                 Summary of Significant Accounting Policies

(a)                                 Nature of Operations

Northwest Bancshares, Inc. (Company) is a Maryland corporation that was incorporated in September 2009 to be the successor to Northwest Bancorp, Inc. upon completion of the mutual-to-stock conversion of Northwest Bancorp, MHC, Northwest Bancorp, Inc’s mutual holding company parent.  Northwest Bancshares, Inc., headquartered in Warren, Pennsylvania, is a federal savings and loan holding company for its wholly owned subsidiary, Northwest Savings Bank. Northwest Savings Bank, a Pennsylvania chartered savings bank, offers personal and business deposit and loan products as well as investment management and insurance services through its 165 banking locations in Pennsylvania, New York, Ohio and Maryland. Northwest Savings Bank, through its subsidiary Northwest Consumer Discount Company, also offers personal loan products through 50 consumer finance offices in Pennsylvania.

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

(d)                                 Investment Securities

We classify marketable securities at the time of purchase as held-to-maturity, available-for-sale, or trading securities. Securities for which management has the intent and we have the ability to hold until their maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts on a level yield basis (amortized cost).  If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income/ (loss), a separate component of shareholders’ equity, net of tax. Securities classified as available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with changes in fair value included in earnings. The cost of securities sold is determined on a specific identification basis. We held no securities classified as trading at or for the years ended December 31, 2013 and 2012.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

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

A loan (from any class) is considered to be a troubled debt restructured loan (TDR) when the restructuring constitutes a concession and the borrower is experiencing financial difficulties. TDRs may include certain modifications of terms of loans, receipts of assets from borrowers in partial or full satisfaction of loans, or a combination thereof. TDRs are included in impaired loans until returned to performing status through the fulfillment of contractual terms for a reasonable period of time (generally six months). A modified loan is determined to be a TDR based on the contractual terms as specified by the original loan agreement or the most recent modification. Once classified a TDR, a loan is removed from such classification under three circumstances: (1) the loan is paid off, (2) the loan is charged off, or (3) if, at the beginning of the current fiscal year, the loan has performed in accordance with the modified terms for a minimum of six consecutive months and at the time of modification the loan’s interest rate represented a then current market interest rate for a loan of similar risk.

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

We have identified certain residential mortgage loans, which will be sold prior to maturity, as loans held for sale. These loans are recorded at the lower of amortized cost or fair value less estimated cost to sell and at December 31, 2013 and 2012 were $221,000 and $15.4 million, respectively.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

impaired, we consider not only the amount that we expect to collect but also the timing of collection. Generally, if a delay in payment is insignificant (e.g., less than 30 days), a loan is not deemed to be impaired.

Business Banking loans greater than or equal to $1.0 million are reviewed to determine if they should be individually evaluated for impairment. Smaller balance, homogeneous loans (e.g., primarily residential mortgage, home equity and consumer loans) are evaluated collectively for impairment. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or fair value of the collateral, less estimated cost to sell, if the loan is collateral dependent. Impairment losses are included in the allowance for loan losses. Impaired loans are charged-off or charged down when we believe that the ultimate collectability of a loan is not likely or the collateral value no longer supports the carrying value of the loan.

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

December 31, 2013, 2012 and 2011

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

(i)                                    Goodwill

Goodwill is generated from the premium paid for an acquisition and is allocated to reporting units, which are either the Company’s reportable segments or one level below.  Goodwill is not subject to amortization but is tested for impairment at least annually and possibly more frequently if certain events occur

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

or changes in circumstances arise.  Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill.  Reporting units are identified based upon analyzing each individual operating segment.  A reporting unit is defined as a distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews.  Determining the fair value of a reporting unit requires a high degree of subjective management judgment, including developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium.  The selection and weighting of the various fair value techniques may result in a higher or lower fair value.  Judgment is applied in determining the weightings that are most representative of fair value. We conduct our annual goodwill impairment assessment as of June 30th.  Through the assistance of an external third party, we performed an impairment test on goodwill.  We valued each reporting unit by using a weighted average of four valuation methodologies; comparable transaction approach, control premium approach, public market peers approach and discounted cash flow approach.  Declines in fair value could result in impairment being identified.  At June 30, 2013, we did not identify any individual reporting unit where the fair value was less than the carrying value and no other events or changes have occurred since that date that would warrant an updated valuation.  Future changes in the economic environment or the operations of the operating units could cause changes to the variables used, which could give rise to declines in the estimated fair value of the reporting units.  There were no changes in our operations that would cause us to update the goodwill impairment test performed as of June 30, 2013. Accordingly, we have determined that goodwill is not impaired as of December 31, 2013 and 2012.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

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

(o)                                 Stock Related Compensation

We determine the fair value of each option award, estimated on the grant date, using the Black-Scholes-Merton option-pricing model.  The Black-Scholes-Merton option-pricing model uses variables including; expected volatilities, expected term, risk-free discount rate and annual rate of quarterly dividends.  Expected volatilities are based on historical volatility of the Company’s stock. The expected terms are based upon actual exercise and forfeiture experience of previous option grants. The risk-free rate is based on yields on U.S. Treasury securities of a similar maturity to the expected term of the options.  During the year ended December 31, 2013 we awarded 511,100 stock options to employees and 79,200 stock options to directors.  Option awards are generally granted with an exercise price equal to the closing market price of the Company’s stock on the day before the grant date. The options granted in 2013 vest over a ten-year period, with the first vesting occurring on the grant date. New shares are issued when options are exercised.

During the year ended December 31, 2013 we awarded 240,700 common shares to employees and 29,700 common shares to directors. The common share awards granted in 2013 vest over a ten-year period, with the first vesting occurring on the grant date. During the year ended December 31, 2013 we awarded 126,280 common shares to eligible employees from our employee stock ownership plan (“ESOP”).  For additional information regarding grants of stock options and common shares and ESOP distributions see Note 14.

Stock-based employee compensation expense related to common share awards of $2.4 million, $2.1 million and $2.7 million was included in income before income taxes during the years ended December 31, 2013, 2012 and 2011, respectively. The effect on net income for the years ended December 31, 2013, 2012 and 2011 was a reduction of $1.6 million, $1.4 million and $1.8 million, respectively. Total compensation expense for unvested stock options of $5.2 million has yet to be recognized as of December 31, 2013. The weighted average period over which this remaining stock option expense will be recognized is approximately 4.39 years.

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

December 31, 2013, 2012 and 2011

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

(2)                                 Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by Component. Additionally, entities are required to present significant amounts reclassified out of other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required to be reclassified in their entirety to net income, entities are required to provide additional detail about these amounts.  This guidance is effective for reporting periods beginning after December 15, 2012.  The adoption of this standard did not have a material impact on our Consolidated Financial Statements. See note 19 on page 120.

In January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”. This guidance clarifies that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure. Interim and annual disclosure is required of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. This guidance is effective using either the modified retrospective transition method or a prospective transition method for fiscal years and interim periods within those years, beginning after December 15, 2014, and early adoption is permitted. We do not expect that this standard will have a material impact on our results of operations or financial position.

In January 2014, the FASB issued ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” This guidance permits reporting entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The proportional amortization method permits the amortization of the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense. This guidance is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2014, and early adoption is permitted. We do not expect that this standard will have a material impact on our results of operations or financial position.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

(3)                                 Marketable Securities

Marketable securities available-for-sale at December 31, 2013 are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$32	—	—	32

Debt issued by government sponsored enterprises:
Due in one year - five years	227,945	166	(4,041)	224,070
Due in five years - ten years	94,777	72	(2,862)	91,987

Equity securities	5,298	4,622	(70)	9,850

Municipal securities:
Due in one year or less	710	10	—	720
Due in one year - five years	8,443	119	—	8,562
Due in five years - ten years	11,228	275	—	11,503
Due after ten years	71,068	1,111	(386)	71,793

Corporate debt issues:
Due after ten years	21,150	475	(449)	21,176

Residential mortgage-backed securities:
Fixed rate pass-through	85,306	3,041	(1,075)	87,272
Variable rate pass-through	78,890	3,525	(16)	82,399
Fixed rate non-agency CMOs	3,894	107	(3)	3,998
Fixed rate agency CMOs	265,769	1,060	(11,436)	255,393
Variable rate non-agency CMOs	660	—	(9)	651
Variable rate agency CMOs	146,908	674	(221)	147,361
Total residential mortgage-backed securities	581,427	8,407	(12,760)	577,074
Total marketable securities available-for-sale	$1,022,078	15,257	(20,568)	1,016,767

Marketable securities held to maturity at December 31, 2013 are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Municipal securities:
Due in five - ten years	$8,002	172	—	8,174
Due after ten years	61,314	1,178	(27)	62,465

Residential mortgage-backed securities:
Fixed rate pass-through	11,101	544	—	11,645
Variable rate pass-through	5,172	71	—	5,243
Fixed rate agency CMOs	34,425	780	(33)	35,172
Variable rate agency CMOs	1,352	10	—	1,362
Total residential mortgage-backed securities	52,050	1,405	(33)	53,422
Total marketable securities held-to-maturity	$121,366	2,755	(60)	124,061

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table presents information regarding the issuers and the carrying values of our mortgage-backed securities at December 31, 2013 and 2012:

	December 31,
	2013	2012
Residential mortgage backed securities:
FNMA	$279,684	341,778
GNMA	66,802	97,648
FHLMC	264,752	287,942
SBA	12,569	15,775
Other (including non-agency)	5,317	7,168
Total residential mortgage-backed securities	$629,124	750,311

Marketable securities having a carrying value of $695.0 million at December 31, 2013, were pledged under collateral agreements. During the year ended December 31, 2013 we sold marketable securities classified as available-for-sale for $16.0 million, with gross realized gains of $5.8 million and gross realized losses of $0.  We did not sell any marketable securities during the years ended December 31, 2012 or 2011.  During the years ended December 31, 2013, 2012 and 2011 we recognized non-cash credit related other-than-temporary-impairment in our investment portfolio resulting in write-downs of $713,000, $331,000 and $937,000, respectively.

The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2013:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$213,915	(4,797)	64,635	(2,106)	278,550	(6,903)
Municipal securities	12,666	(413)	—	—	12,666	(413)
Corporate debt issues	—	—	1,970	(449)	1,970	(449)
Equity securities	552	(70)	—	—	552	(70)
Residential mortgage-backed securities - non-agency	1,210	(12)	—	—	1,210	(12)
Residential mortgage-backed securities - agency	224,125	(10,398)	109,301	(2,383)	333,426	(12,781)

Total temporarily impaired securities	$452,468	(15,690)	175,906	(4,938)	628,374	(20,628)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

We review our portfolio of municipal securities quarterly for impairment. We initially evaluate investments in municipal securities for other-than-temporary impairment by comparing the fair value, provided to us by two third party pricing sources using quoted prices for similar assets that are actively traded, to the carrying value.  When an investment’s fair value is below 80% of the carrying value we then compare the stated interest rate to current market interest rates to determine if the decline in fair value is attributable to interest rates.  If the stated interest rate approximates current interest rates for similar securities, we determine if the investment is rated and if so, if the rating has changed in the current period.  If the rating has not changed during the current period, we review publicly available information to determine if there has been any negative change in the underlying municipality.  As of December 31, 2013, none of the investments in our municipal securities portfolio had a book value that exceeded carrying value for more than 12 months.

Regularly, we perform an assessment to determine whether there have been any events or economic circumstances that indicate a security which has an unrealized loss is impaired other-than-temporarily.  The assessment considers many factors including the severity and duration of the impairment; recent events specific to the issuer or industry; and for debt securities, external credit ratings, underlying collateral position and recent downgrades.  For asset backed securities, we evaluate current characteristics of each security such as delinquency and foreclosure levels, credit enhancement and projected losses and coverage.  It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future losses.  Events that may trigger material declines in fair values for these securities in the future would be, but are not limited to; deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.  For debt securities, credit related other-than-temporary impairment is recognized in earnings, while noncredit related other-than-temporary impairment on securities not expected to be sold, or otherwise disposed of, is recognized in other comprehensive income. We assert that we do not have the intent to sell these securities and it is more likely than not that we will not have to sell these securities before a recovery of our cost basis.  For these reasons, we consider the unrealized losses to be temporary impairment losses. There are approximately 119 positions that are temporarily impaired at December 31, 2013. The aggregate carrying amount of cost-method investments, including both held-to-maturity and available-for-sale, at December 31, 2013 was $1.138 billion of which all were evaluated for impairment.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth the categories of investment securities as of December 31, 2013 on which other-than-temporary impairment charges have been recorded in earnings:

	Total			Accumulated
Category	Amortized cost	Fair value	Unrealized gain	impairment charges
Freddie Mac preferred shares	$49	1,376	1,327	(4,951)
Trust preferred investments	17,259	17,704	445	(9,549)
Non-agency CMOs	3,105	3,212	107	(1,007)
	$20,413	22,292	1,879	(15,507)

The table below shows a cumulative roll forward of credit related impairment losses recognized in earnings for debt securities held and not intended to be sold:

	December 31,
	2013	2012
Beginning balance as of January 1 (1)	$9,811	11,633
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	713	—
Reduction for losses realized during the year	(182)	(2,153)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	331
Ending balance as of December 31	$10,342	9,811

(1)         The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

(4)                                 Loans Receivable and Allowance for Loan Losses

Loans receivable at December 31, 2013 and 2012 are summarized in the table below:

	December 31,
	2013	2012
Personal Banking:
Loans held for sale	$221	15,441
Residential mortgage loans	2,491,917	2,416,419
Home equity loans	1,083,939	1,083,654
Other consumer loans	228,348	228,350
Total Personal Banking	3,804,425	3,743,864

Business Banking:
Commercial real estate	1,665,274	1,615,701
Commercial loans	437,559	432,944
Total Business Banking	2,102,833	2,048,645
Total loans receivable, gross	5,907,258	5,792,509

Deferred loan costs/ (fees)	2,461	(1,624)
Allowance for loan losses	(71,348)	(73,219)
Undisbursed loan proceeds:
Residential mortgage loans	(11,595)	(14,587)
Commercial real estate	(56,875)	(29,868)
Commercial loans	(34,958)	(43,950)
Total loans receivable, net	$5,734,943	5,629,261

As of December 31, 2013, 2012 and 2011, we serviced loans for others approximating $851.4 million, $1.036 billion and $1.150 billion, respectively. These loans serviced for others are not our assets and are not included in our financial statements.

As of December 31, 2013 and 2012, approximately 76% and 75%, respectively, of our loan portfolio was secured by properties located in Pennsylvania. We do not believe we have significant concentrations of credit risk to any one group of borrowers given our underwriting and collateral requirements.

Loans receivable as of December 31, 2013 and 2012 include $1.771 billion and $1.772 billion, respectively, of adjustable rate loans and $4.136 billion and $4.021 billion, respectively, of fixed rate loans.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to changes in the allowance for losses on loans receivable for the year ended December 31, 2013:

	Balance December 31, 2013	Provision	Charge-offs	Recoveries	Balance December 31, 2012
Personal Banking:
Residental mortgage loans	$7,875	1,954	(2,501)	420	8,002
Home equity loans	7,245	932	(2,239)	258	8,294
Other consumer loans	5,487	5,304	(6,055)	1,082	5,156
Total Personal Banking	20,607	8,190	(10,795)	1,760	21,452

Business Banking:
Commercial real estate loans	34,969	8,207	(10,042)	2,305	34,499
Commercial loans	11,110	1,486	(5,007)	1,389	13,242
Total Business Banking	46,079	9,693	(15,049)	3,694	47,741

Unallocated	4,662	636	—	—	4,026

Total	$71,348	18,519	(25,844)	5,454	73,219

The following table provides information related to changes in the allowance for losses on loans receivable for the year ended December 31, 2012:

	Balance December 31, 2012	Provision	Charge-offs	Recoveries	Balance December 31, 2011
Personal Banking:
Residental mortgage loans	$8,002	3,287	(4,295)	528	8,482
Home equity loans	8,294	3,376	(4,066)	297	8,687
Other consumer loans	5,156	4,340	(5,919)	1,410	5,325
Total Personal Banking	21,452	11,003	(14,280)	2,235	22,494

Business Banking:
Commercial real estate loans	34,499	10,447	(9,919)	1,823	32,148
Commercial loans	13,242	5,278	(6,254)	2,138	12,080
Total Business Banking	47,741	15,725	(16,173)	3,961	44,228

Unallocated	4,026	(390)	—	—	4,416

Total	$73,219	26,338	(30,453)	6,196	71,138

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable as of December 31, 2013:

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual (1)	Recorded investment in loans past due 90 days or more and still accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residental mortgage loans	$2,483,004	7,875	27,277	—	4,004	863	—
Home equity loans	1,083,939	7,245	9,863	1	2,240	371	—
Other consumer loans	228,348	5,487	2,257	666	—	—	—
Total Personal Banking	3,795,291	20,607	39,397	667	6,244	1,234	—

Business Banking:
Commercial real estate loans	1,608,399	34,969	41,803	—	48,829	4,503	301
Commercial loans	402,601	11,110	26,021	23	24,093	2,778	454
Total Business Banking	2,011,000	46,079	67,824	23	72,922	7,281	755

Total	$5,806,291	66,686	107,221	690	79,166	8,515	755

(1)         Includes $28.9 million of nonaccrual TDRs.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable as of December 31, 2012:

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual (1)	Recorded investment in loans past due 90 days or more and still accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residental mortgage loans	$2,415,649	8,002	25,083	9	5,045	1,074	—
Home equity loans	1,083,654	8,294	9,114	2	1,891	266	—
Other consumer loans	228,350	5,156	1,980	776	—	—	—
Total Personal Banking	3,727,653	21,452	36,177	787	6,936	1,340	—

Business Banking:
Commercial real estate loans	1,585,833	34,499	57,861	388	49,826	7,322	391
Commercial loans	388,994	13,242	26,174	523	32,682	4,112	2,596
Total Business Banking	1,974,827	47,741	84,035	911	82,508	11,434	2,987

Total	$5,702,480	69,193	120,212	1,698	89,444	12,774	2,987

(1)         Includes $41.2 million of nonaccrual TDRs.

A loan is considered to be impaired, when, based on current information and events it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  This includes non-accrual loans, loans more than 90 days delinquent and still accruing interest, loans for which we perform an impairment review and TDRs. Impairment is measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment.

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2013:

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$24,625	2,652	—	3,372	30,649	29,994	723
Home equity loans	8,344	1,519	—	1,810	11,673	10,828	383
Other consumer loans	2,057	200	—	—	2,257	1,976	44
Total Personal Banking	35,026	4,371	—	5,182	44,579	42,798	1,150

Business Banking:
Commercial real estate loans	18,433	23,370	39,199	13,060	94,062	90,912	3,678
Commercial loans	4,298	21,723	5,219	3,963	35,203	41,303	1,127
Total Business Banking	22,731	45,093	44,418	17,023	129,265	132,215	4,805

Total	$57,757	49,464	44,418	22,205	173,844	175,013	5,955

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable as of and for the year ended December 31, 2013:

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residental mortgage loans	$2,477,888	5,116	5,116	1,136	—
Home equity loans	1,081,699	2,240	2,240	333	—
Other consumer loans	228,227	121	121	1	—
Total Personal Banking	3,787,814	7,477	7,477	1,470	—

Business Banking:
Commercial real estate loans	1,532,117	76,282	45,761	6,300	30,521
Commercial loans	371,287	31,314	21,395	4,133	9,919
Total Business Banking	1,903,404	107,596	67,156	10,433	40,440

Total	$5,691,218	115,073	74,633	11,903	40,440

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable as of and for the year ended December 31, 2012:

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residental mortgage loans	$2,410,604	5,045	5,045	992	—
Home equity loans	1,081,763	1,891	1,891	189	—
Other consumer loans	228,350	—	—	—	—
Total Personal Banking	3,720,717	6,936	6,936	1,181	—

Business Banking:
Commercial real estate loans	1,501,032	84,801	61,136	9,789	23,665
Commercial loans	352,752	36,242	35,622	5,637	620
Total Business Banking	1,853,784	121,043	96,758	15,426	24,285

Total	$5,574,501	127,979	103,694	16,607	24,285

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

The following table provides a roll forward of troubled debt restructurings for the periods indicated:

	For the years ended December 31,
	2013		2012
	Number of contracts		Number of contracts
Beginning TDR balance:	225	$89,444	47	$69,429
New TDRs	121	31,111	201	56,845
Net paydowns		(25,715)		(25,205)
Charge-offs:
Residential mortgage loans	4	(357)	3	(38)
Home equity loans	5	(120)	6	(126)
Commercial real estate loans	4	(1,063)	2	(554)
Commercial loans	9	(389)	1	(1,986)
Paid-off loans:
Residential mortgage loans	2	(502)	—	—
Home equity loans	5	(24)	—	—
Commercial real estate loans	10	(6,927)	9	(8,537)
Commercial loans	30	(4,222)	2	(384)
Transferred to real estate owned
Commercial loans	1	(2,070)	—	—
Ending TDR balance:	276	$79,166	225	$89,444

Accruing TDRs		$50,277		$48,278
Non-accrual TDRs		28,889		41,166

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to troubled debt restructurings by portfolio segment and by class of financing receivable for the year ended December 31, 2013:

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	4	$374	319	50
Home equity loans	12	656	692	118
Other consumer loans	—	—	—	—
Total Personal Banking	16	1,030	1,011	168

Business Banking:
Commercial real estate loans	58	16,760	11,196	781
Commercial loans	47	13,321	12,754	162
Total Business Banking	105	30,081	23,950	943

Total	121	$31,111	24,961	1,111

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Troubled debt restructurings that subsequently defaulted:
Personal Banking:
Residential mortgage loans	5	$950	607	160
Home equity loans	2	183	188	170
Other consumer loans	—	—	—	—
Total Personal Banking	7	1,133	795	330

Business Banking:
Commercial real estate loans	15	5,281	3,488	533
Commercial loans	11	9,952	1,165	45
Total Business Banking	26	15,233	4,653	578

Total	33	$16,366	5,448	908

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

December 31, 2013, 2012 and 2011

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

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the year ended December 31, 2013:

	Number of re- modified	Type of modification
	TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	—	$—	—	—	—	—
Home equity loans	1	—	89	—	—	89
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	1	—	89	—	—	89

Business Banking:
Commercial real estate loans	8	152	227	471	—	850
Commercial loans	5	—	—	10,610	—	10,610
Total Business Banking	13	152	227	11,081	—	11,460

Total	14	$152	316	11,081	—	11,549

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the year ended December 31, 2012:

	Number of re- modified	Type of modification
	TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Business Banking:
Commercial real estate loans	5	800	—	1,662	231	2,693
Commercial loans	7	1,747	—	4,077	304	6,128
Total Business Banking	12	2,547	—	5,739	535	8,821

Total	12	$2,547	—	5,739	535	8,821

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to loan delinquencies as of December 31, 2013:

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans
Personal Banking:
Residential mortgage loans	$27,486	7,568	24,625	59,679	2,423,325	2,483,004
Home equity loans	6,946	2,243	8,344	17,533	1,066,406	1,083,939
Other consumer loans	4,515	1,866	2,057	8,438	219,910	228,348
Total Personal Banking	38,947	11,677	35,026	85,650	3,709,641	3,795,291

Business Banking:
Commercial real estate loans	8,449	3,968	18,433	30,850	1,577,549	1,608,399
Commercial loans	9,243	1,555	4,298	15,096	387,505	402,601
Total Business Banking	17,692	5,523	22,731	45,946	1,965,054	2,011,000

Total	$56,639	17,200	57,757	131,596	5,674,695	5,806,291

The following table provides information related to loan delinquencies as of December 31, 2012:

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans
Personal Banking:
Residential mortgage loans	$32,921	9,387	24,286	66,594	2,349,055	2,415,649
Home equity loans	6,534	1,977	8,479	16,990	1,066,664	1,083,654
Other consumer loans	5,456	1,830	1,936	9,222	219,128	228,350
Total Personal Banking	44,911	13,194	34,701	92,806	3,634,847	3,727,653

Business Banking:
Commercial real estate loans	13,001	4,596	24,550	42,147	1,543,686	1,585,833
Commercial loans	3,233	10,158	9,096	22,487	366,507	388,994
Total Business Banking	16,234	14,754	33,646	64,634	1,910,193	1,974,827

Total	$61,145	27,948	68,347	157,440	5,545,040	5,702,480

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

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

The following table sets forth information about credit quality indicators as of December 31, 2013:

	Pass	Special mention	Substandard	Doubtful	Loss	Total
Personal Banking:
Residential mortgage loans	$2,464,057	—	17,626	—	1,321	2,483,004
Home equity loans	1,075,595	—	8,344	—	—	1,083,939
Other consumer loans	226,922	—	1,426	—	—	228,348
Total Personal Banking	3,766,574	—	27,396	—	1,321	3,795,291

Business Banking:
Commercial real estate loans	1,398,652	46,557	161,906	1,284	—	1,608,399
Commercial loans	345,612	12,045	43,040	1,904	—	402,601
Total Business Banking	1,744,264	58,602	204,946	3,188	—	2,011,000

Total	$5,510,838	58,602	232,342	3,188	1,321	5,806,291

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth information about credit quality indicators as of December 31, 2012:

	Pass	Special mention	Substandard	Doubtful	Loss	Total
Personal Banking:
Residential mortgage loans	$2,395,809	—	18,743	48	1,049	2,415,649
Home equity loans	1,075,200	—	8,454	—	—	1,083,654
Other consumer loans	227,089	—	1,261	—	—	228,350
Total Personal Banking	3,698,098	—	28,458	48	1,049	3,727,653

Business Banking:
Commercial real estate loans	1,352,118	68,130	163,751	1,834	—	1,585,833
Commercial loans	320,228	13,077	52,742	2,947	—	388,994
Total Business Banking	1,672,346	81,207	216,493	4,781	—	1,974,827

Total	$5,370,444	81,207	244,951	4,829	1,049	5,702,480

Our exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. We use the same credit policies in making commitments for off-balance-sheet financial instruments as we do for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of December 31, 2013 and 2012 are presented in the following table:

	December 31,
	2013	2012
Loan commitments	$174,998	66,973
Undisbursed lines of credit	432,334	401,685
Standby letters of credit	27,347	57,122
	$634,679	525,780

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

Outstanding loan commitments at December 31, 2013, for fixed rate loans, were $55.1 million. The interest rates on these commitments approximate market rates at December 31, 2013. Outstanding loan commitments at December 31, 2013 for adjustable rate loans were $119.9 million.  The fair values of these commitments are affected by fluctuations in market rates of interest.

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. As of December 31, 2013, the maximum potential amount of future payments we could be required to make under these standby letters of credit is $27.3 million, of which $26.7 million is fully collateralized. A liability (which represents deferred income) of $897,000 and $843,000 has been recognized for the obligations

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

as of December 31, 2013 and 2012, respectively, and there are no recourse provisions that would enable us to recover any amounts from third parties.

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

The following table shows changes in MSRs as of and for the year ended December 31, 2013:

			Net
			carrying
	Servicing	Valuation	value and
	rights	allowance	fair value

Balance at December 31, 2011	$3,655	—	3,655
Additions	2,285	—	2,285
Amortization	(2,649)	—	(2,649)
Balance at December 31, 2012	3,291	—	3,291
Additions	461	—	461
Amortization	(1,818)	—	(1,818)
Balance at December 31, 2013	$1,934	—	1,934

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table presents additional information about the inputs used to determine the fair value of our MSRs at the periods indicated (dollar amounts not in thousands):

	December 31,
	2013	2012
	(Weighted average)

Forward yield curve (5 year LIBOR swap)	1.47%	0.75%
Prepayment rates	10.9%	22.7%
Annual service cost per loan	$68	$77
Average life expectancy (months)	82	45
Option adjusted spread (basis points)	750	800

(5)                                 Accrued Interest Receivable

Accrued interest receivable as of December 31, 2013 and 2012 is presented in the following table:

	December 31,
	2013	2012
Investment securities	$2,205	2,354
Mortgage-backed securities	1,079	1,359
Loans receivable	18,537	19,600
	$21,821	23,313

(6)                                 Federal Home Loan Bank Stock

Our banking subsidiary is a member of the Federal Home Loan Bank system. As a member, we are required to maintain an investment in the capital stock of the FHLB of Pittsburgh, at cost, in an amount not less than 4.00% of borrowings outstanding plus 0.35% of member asset value, as defined by the FHLB of Pittsburgh, and 1.60% of certain letters of credit.  The FHLB of Pittsburgh repurchased excess stock of $3.1 million and $2.1 million during the years ended December 31, 2013 and 2012, respectively.  We received dividends on capital stock during the years ended December 31, 2013 and 2012 of $371,000 and $87,000, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

(7)                                 Premises and Equipment

Premises and equipment at December 31, 2013 and 2012 are summarized by major classification in the following table:

	December 31,
	2013	2012
Land and land improvements	$20,041	17,308
Office buildings and improvements	152,428	139,167
Furniture, fixtures and equipment	106,139	106,433
Leasehold improvements	12,211	12,298
Total, at cost	290,819	275,206
Less accumulated depreciation and amortization	(144,680)	(136,382)
Premises and equipment, net	$146,139	138,824

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $11.9 million, $11.5 million and $11.7 million, respectively.

Premises used by certain of our offices are occupied under formal operating lease arrangements. The leases expire on various dates through 2027. Minimum annual rentals by fiscal year are summarized in the following table:

2014	$3,808
2015	3,068
2016	2,636
2017	2,099
2018	1,547
Thereafter	5,144
$18,302

Rental expense for the years ended December 31, 2013, 2012 and 2011 was $4.2 million, $4.9 million and $4.3 million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

(8)                                 Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization for the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
Amortizable intangible assets:
Core deposit intangibles — gross	$30,578	30,578
Acquisitions	—	—
Less: accumulated amortization	(30,491)	(30,181)
Core deposit intangibles — net	$87	397

Customer and Contract intangible assets — gross	6,197	3,779
Acquisitions	—	2,418
Less: accumulated amortization	(3,965)	(3,065)
Customer and Contract intangible assets — net	$2,232	3,132

The following information shows the actual aggregate amortization expense for the years ended December 31, 2013, 2012 and 2011 as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for each of the five succeeding fiscal years:

For the year ended December 31, 2011	$1,819
For the year ended December 31, 2012	1,012
For the year ended December 31, 2013	1,210
For the year ending December 31, 2014	814
For the year ending December 31, 2015	571
For the year ending December 31, 2016	415
For the year ending December 31, 2017	259
For the year ending December 31, 2018	173

The following table provides information for the changes in the carrying amount of goodwill:

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2011	$170,269	1,613	171,882
Goodwill acquired	2,579	—	2,579
Impairment losses	—	—	—
Balance at December 31, 2012	172,848	1,613	174,461
Goodwill acquired	2	—	2
Impairment losses	—	—	—
Balance at December 31, 2013	$172,850	1,613	174,463

We have determined that goodwill is not impaired as of December 31, 2013 and 2012. There were no changes in our operations that would cause us to update the goodwill impairment test performed as of June 30, 2013.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

(9)                                 Deposits

Deposit balances at December 31, 2013 and 2012 are shown in the table below:

	December 31,
	2013	2012
Savings accounts	$1,191,584	1,158,795
Interest-bearing checking accounts	852,809	851,771
Noninterest-bearing checking accounts	789,135	755,429
Money market deposit accounts	1,167,954	1,112,516
Certificates of deposit	1,667,397	1,886,089
	$5,668,879	5,764,600

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 at December 31, 2013 and 2012 was $413.1 million and $475.5 million, respectively.  While it is not our practice to solicit brokered deposits, we are a registered participant in the CDARS program and have twelve customers currently participating with a total balance of $985,000 at December 31, 2013.

Generally, deposits in excess of $250,000 are not federally insured.  At December 31, 2013, we had $1.032 billion of deposits in accounts exceeding $250,000.

The following table summarizes the contractual maturity of the certificate accounts at December 31, 2013 and 2012:

	December 31,
	2013	2012
Due within 12 months	$665,779	871,580
Due between 12 and 24 months	297,653	232,392
Due between 24 and 36 months	325,281	206,578
Due between 36 and 48 months	276,858	275,723
Due between 48 and 60 months	93,278	281,683
After 60 months	8,548	18,133
	$1,667,397	1,886,089

The following table summarizes the interest expense incurred on the respective deposits for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
	2013	2012	2011
Savings accounts	$3,595	4,219	5,000
Interest-bearing checking accounts	576	792	960
Money market deposit accounts	3,042	3,605	4,243
Certificate accounts	22,066	34,761	50,518
	$29,279	43,377	60,721

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

(10)                          Borrowed Funds

Borrowed funds at December 31, 2013 and 2012 are presented in the following table:

	December 31,
	2013		2012
	Amount	Average rate	Amount	Average rate
Term notes payable to the FHLB of Pittsburgh:
Due within one year	$2	1.78%	—	—
Due between one and two years	110,000	2.53%	23	1.75%
Due between two and three years	145,445	3.24%	110,000	2.53%
Due between three and four years	125,000	3.68%	145,493	3.24%
Due between four and five years	125,000	4.03%	125,000	3.68%
Due between five and ten years	220,000	4.07%	315,000	4.25%
	725,447		695,516
Revolving line of credit, FHLB of Pittsburgh	—	—	—	—
Securities sold under agreement to repurchase, due within one year	156,198	0.31%	164,531	0.32%
Total borrowed funds	$881,645		860,047

During the first and second quarters of 2013 we took advances totaling $30.0 million with a weighted effective interest rate of 2.03% and maturities between seven and ten years from the FHLB of Pittsburgh.  Borrowings from the FHLB of Pittsburgh are secured by our residential first mortgage loans and other qualifying loans.  Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.  During 2010, we restructured $695.0 million of FHLB of Pittsburgh borrowings reducing the annual cost by 0.22%, while extending the average maturities of these borrowings by 3.5 years.  We incurred a penalty of $52.2 million in conjunction with this restructuring, which will be amortized over the life of the borrowings into interest expense.  As of December 31, 2013, $28.7 million remains to be amortized.

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $150.0 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty.

The securities sold under agreements to repurchase are collateralized by various securities held in safekeeping by the FHLB of Pittsburgh. The market value of such securities exceeds the value of the securities sold under agreements to repurchase. The average amount of such security repurchase agreements outstanding in the years ended December 31, 2013, 2012 and 2011 was $150.1 million, $154.6 million and $140.8 million, respectively. The maximum amount of security repurchase agreements outstanding during the years ended December 31, 2013, 2012 and 2011 was $171.8 million, $176.5 million and $151.8 million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

(11)                          Income Taxes

Total income tax was allocated for the years ended December 31, 2013, 2012 and 2011 as follows:

	Years ended December 31,
	2013	2012	2011
Income before income taxes	$26,331	26,368	26,857
Shareholders’ equity for unrealized (loss)/ gain on securities available-for-sale	(12,177)	1,204	7,029
Shareholders’ equity for tax benefit for excess of fair value above cost of stock benefit plans	(635)	(403)	(610)
Shareholders’ equity for pension adjustment	9,904	6,056	(11,487)
Shareholders’ equity for swap fair value adjustment	1,714	246	(1,506)
Goodwill attributable to acquisition	—	863	—
	$25,137	34,334	20,283

Income tax expense (benefit) applicable to income before taxes consists of:

	Years ended December 31,
	2013	2012	2011
Current	$24,908	23,073	19,108
Deferred	1,423	3,295	7,749
	$26,331	26,368	26,857

A reconciliation of the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income for the years ended December 31, 2013, 2012 and 2011, is as follows:

	Years ended December 31,
	2013	2012	2011
Expected tax rate	35.0%	35.0%	35.0%
Tax-exempt interest income	(4.3)%	(5.0)%	(5.4)%
State income tax, net of federal benefit	2.1%	2.8%	2.9%
Bank-owned life insurance	(1.9)%	(1.9)%	(2.3)%
Dividends on stock plans	(1.1)%	(1.3)%	(0.9)%
Low income housing and historic tax credits	(1.6)%	(0.6)%	(0.6)%
Other	0.1%	0.3%	0.8%
Effective tax rate	28.3%	29.3%	29.5%

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below:

	December 31,
	2013	2012
Deferred tax assets:
Deferred fee income	$197	280
Deferred compensation expense	3,727	3,463
Net operating loss carryforwards	208	482
Bad debts	20,700	20,639
Accrued postretirement benefit cost	716	734
Stock benefit plans	1,379	1,128
Writedown of investment securities	5,301	6,032
Reserve for uncollected interest	2,477	4,194
Accrued expenses	928	890
Pension and postretirement benefits	2,202	12,106
Unrealized loss on the fair value of derivatives	2,813	4,527
Marketable securities available for sale	2,079	—
Other	758	582
	43,485	55,057
Deferred tax liabilities:
Pension expense	4,827	5,606
Marketable securities available for sale	—	10,098
Purchase accounting	1,723	1,808
Intangible asset	19,438	17,958
Mortgage servicing rights	677	1,151
Fixed assets	7,409	7,814
Other	474	821
	34,548	45,256
Net deferred tax asset/ (liability)	$8,937	9,801

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

Under provisions of the Internal Revenue Code (“IRC”), Northwest has approximately $594,000 of federal net operating losses, which expire in 2026 and 2027. These net operating losses, which were acquired as part of previous acquisitions, are subject to annual carry-forward limitations imposed by IRC section 382.  We believe the limitations will not prevent the carry-forward benefits from being utilized.

We utilize a comprehensive model to recognize, measure, present and disclose in our financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  At December 31, 2013 there were no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate.  We recognize interest accrued and penalties (if any) related to unrecognized tax benefits in income tax expense.  During the year ended December 31, 2013, we did not accrue any interest.  At December 31, 2013, we had no amount accrued for interest or the payment of penalties.

We are subject to routine audits of our tax returns by the Internal Revenue Service as well as all states in which we conduct business.  We are subject to audit by the Internal Revenue Service for the tax periods

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

ended December 31, 2013, 2012, 2011 and 2010 and subject to audit by any state in which we conduct business for the tax periods ended December 31, 2013, 2012, 2011 and 2010.

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

In tax years prior to fiscal 1997, Northwest was permitted, under the IRC, to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at December 31, 2013 and 2012 include approximately $39.1 million representing such bad debt deductions for which no deferred income taxes have been provided.

(13)                          Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  All stock options outstanding during the year ended December 31, 2013 were included in the computation of diluted earnings per share because the stock options’ exercise price was less than the average market price of the common shares of $13.25. For the years ended December 31, 2012 and 2011, there were 3,101,881 and 2,606,398 options outstanding, respectively, with a weighted average strike price of $12.28 and $12.32 per share, respectively, that were excluded from the calculation of earnings per share because the stock options exercise price was greater than the average market price of the common shares of $12.11 and $12.16, respectively.  The computation of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 follows:

	Years ended December 31,
	2013	2012	2011
Net income available to common shareholders	$66,739	63,560	64,151

Weighted average common shares outstanding	90,626	93,913	99,802
Dilutive potential shares due to effect of stock options	845	288	376
Total weighted average common shares and dilutive potential shares	$91,471	94,201	100,178
Basic earnings per share:	$0.74	0.68	0.64
Diluted earnings per share:	$0.73	0.68	0.64

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

Total expense for all retirement plans, including defined benefit pension plans, was approximately $4.1 million, $9.3 million and $7.0 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

Components of net periodic pension cost and other amounts recognized in other comprehensive income:

The following table set forth the net periodic pension cost for the defined benefit pension plans for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
	2013	2012	2011
Service cost	$4,551	7,431	5,713
Interest cost	5,203	5,729	5,452
Expected return on plan assets	(8,551)	(7,793)	(6,009)
Net amortization and deferral	1,356	2,600	516
Net periodic pension cost	$2,559	7,967	5,672

The following table sets forth other changes in the defined benefit pension plans’ plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2013	2012	2011
Net loss/ (gain)	$(27,568)	11,167	29,319
Prior service cost (credit)	(14)	(26,919)	—
Amortization of prior service cost	2,321	160	160
Total recognized in other comprehensive income	$(25,261)	(15,592)	29,479
Total recognized in net periodic pension cost and other comprehensive income/ (loss)	$(22,702)	(7,625)	35,151

The estimated net loss and prior service credit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic cost over the next year is $1.4 million and $(2.3) million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth information for the defined benefit pension plans’ funded status at December 31, 2013 and 2012:

	December 31,
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$129,802	$131,927
Service cost	4,551	7,431
Interest cost	5,203	5,729
Amendments (1)	(14)	(26,919)
Actuarial (gain)/ loss	(14,422)	14,527
Benefits paid	(3,353)	(2,893)
Benefit obligation at end of year	$121,767	129,802

Change in plan assets:
Fair value of plan assets at beginning of year	115,489	105,159
Actual return on plan assets	18,020	8,393
Employer contributions	335	4,830
Benefits paid	(3,353)	(2,893)
Fair value of plan assets at end of period	$130,491	115,489
Funded status at end of year	$8,724	(14,313)

(1)         The Retirement Plan was amended to freeze all benefits earned through March 31, 2013 based on the plan formula using years of service and average monthly compensation as of March 31, 2013.  The amendments also provide that, for service commencing January 1, 2013, benefits will be earned equal to 1% of career average pay for each year that a participant completes at least 1,000 hours of service.  Also, effective April 1, 2013, participants who are eligible to receive required minimum distributions due to attaining age 70 ½ will be required to begin receiving benefits even though they remain employed by us.

The following table sets forth the assumptions used to develop the net periodic pension cost:

	Years ended December 31,
	2013	2012	2011
Discount rate	4.06%	4.39%	5.57%
Expected long-term rate of return on assets	7.50%	7.50%	7.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

The following table sets forth the assumptions used to determine benefit obligations at the end of each period:

	Years ended December 31,
	2013	2012	2011
Discount rate	4.86%	4.06%	4.39%
Expected long-term rate of return on assets	7.50%	7.50%	7.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

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

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

The accumulated benefit obligation for the funded defined benefit pension plan was $116.8 million, $124.5 million and $102.4 million at December 31, 2013, 2012 and 2011, respectively. The accumulated benefit obligation for all unfunded defined benefit plans was $5.0 million, $5.1 million and $4.9 million at December 31, 2013, 2012 and 2011, respectively.

The following table sets forth certain information related to our pension plans:

	December 31,
	2013	2012
Projected benefit obligation	$121,767	129,802
Accumulated benefit obligation	121,767	129,599
Fair value of plan assets	130,491	115,489

We do not anticipate making a contribution to our defined benefit pension plan during the year ending December 31, 2014.

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

The following table sets forth the weighted average asset allocation of defined benefit plans:

	Target	December 31,
	Allocation	2013	2012
Debt securities	20 – 50%	20%	25%
Equity securities	30 – 60%	66%	57%
Other	5 – 50%	14%	18%
Total		100%	100%

All of the assets held by the defined benefit pension plan are measured and recorded at estimated fair value on our balance sheet on a recurring basis as Level 1 assets, as defined by the fair value hierarchy defined in note 15.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth the pension plan assets as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Mutual funds — debt	$25,708	29,057
Mutual funds — equity	86,300	65,346
Cash	18,483	21,086

The benefits expected to be paid in each year from 2014 to 2018 are $3.7 million, $3.9 million, $4.4 million, $4.7 million and $5.1 million, respectively. The aggregate benefits expected to be paid in the five years from 2019 to 2023 are $30.8 million. The expected benefits to be paid are based on the same assumptions used to measure our benefit obligations at December 31, 2013 and include estimated future employee service.

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

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

The following table sets forth the net periodic benefit cost for the postretirement healthcare benefits plan for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
	2013	2012	2011
Service cost	$—	—	—
Interest cost	63	66	86
Amortization of net loss	53	50	52
Net period benefit cost	$116	116	138

The following table sets forth other changes in the postretirement healthcare plan’s plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2013	2012	2011
Net loss/ (gain)	$(136)	64	(26)
Total recognized in other comprehensive income	$(136)	64	(26)
Total recognized in net periodic benefit cost and other comprehensive income	$(20)	180	112

The estimated net loss for the postretirement healthcare benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is $48,000.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth the funded status of the postretirement healthcare benefit plan at December 31, 2013 and 2012:

	December 31,
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$1,620	1,588
Service cost	—	—
Interest cost	63	66
Actuarial (gain)/ loss	(83)	114
Benefits paid	(175)	(148)
Benefit obligation at end of year	$1,425	1,620

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	176	148
Benefits paid	(176)	(148)
Fair value of plan assets at end of year	$—	—
Funded status at year end	$(1,425)	(1,620)

The assumptions used to develop the preceding information for postretirement healthcare benefits are as follows:

	Years ended December 31,
	2013	2012	2011
Discount rate	4.06%	4.39%	5.57%
Monthly cost of healthcare insurance per beneficiary (1)	$351	327	320
Annual rate of increase in healthcare costs	4.00%	4.00%	4.00%

(1)         Not in thousands

If the assumed rate of increase in healthcare costs was increased by one percentage point to 5% from the level of 4% presented above, the interest cost component of net periodic postretirement healthcare benefit cost would increase by $8,000 and the accumulated postretirement benefit obligation for healthcare benefits would increase by $57,000.

The following table sets forth information for plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2013	2012
Projected benefit obligation	$1,425	1,620
Accumulated benefit obligation	1,425	1,620
Fair value of plan assets	—	—

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

(c)                                  Employee Stock Ownership Plan

We have a leveraged employee stock ownership plan (ESOP) for employees who have attained age 21 and who have completed a 12-month period of employment during which they worked at least 1,000 hours.  Northwest is expected to make annual cash contributions to the ESOP until 2029 when the loan matures.  At December 31, 2013, the loan balance was $24.4 million.

ESOP compensation expense was $1.7 million for the year ended December 31, 2013, and $1.5 million for the years ended December 31, 2012 and 2011.

Shares of common stock are held by the ESOP and will be allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation.  Shares are scheduled for release as the loan is repaid based on the interest method.  The amortization schedule calls for 126,280 shares to be released each December 31.  At December 31, 2013, 2,020,490 shares of common stock remained unallocated.  The fair value of unallocated common stock held by the ESOP at December 31, 2013 was $29.9 million.

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

(d)                                 Common Stock Awards

On April 20, 2011, we established the Northwest Bancshares, Inc. 2011 Equity Incentive Plan with 2,806,233 common shares authorized.  On May 18, 2011, we awarded employees 1,165,949 common shares and outside directors 108,000 common shares with a grant date fair value of $12.34 per share (total market value of $15.7 million at issuance).  On May 23, 2012, we awarded employees 239,077 common shares and outside directors 24,300 common shares with a grant date fair value of $11.64 per share (total market value of $3.1 million at issuance). On May 15, 2013, we awarded employees 240,700 common shares and outside directors 29,700 common shares with a grant date fair value of $12.55 per share (total market value of $3.4 million at issuance). Total common shares forfeited from the 2011 plan were 68,079, of which, 20,945 shares were forfeited during the year ended December 31, 2013. Forfeited shares may be awarded to other eligible recipients in future grants until the plan termination date in 2021.  Common shares vest over a ten-year period with the first vesting occurring on the grant date.  As of December 31, 2013, 30% of the 2011 issuances have vested, 20% of the 2012 issuances have vested and 10% of the 2013 issuances have vested.  Once shares have vested, they are no longer restricted. Compensation expense, in the amount of the fair market value of the common stock at the date of the grant, will be recognized pro rata over the periods in which the shares vest. While restricted, the recipients are entitled to all shareholder rights, except that the shares may not be sold, pledged, or otherwise disposed of and are required to be held in a trust.

(e)                                  Stock Option Plans

On May 21, 2008, we established the 2008 Stock Option Plan. This Plan authorized the grant of stock options and limited stock rights for 3,937,500 shares of our common stock.  On January 19, 2011, we granted employees 515,293 stock options and outside directors 60,000 stock options with an exercise price of $12.12 per share. On April 20, 2011, we granted an outside director 30,000 stock options with an exercise price of $12.17 per share. These options are exercisable for a period of ten years from the grant date with each recipient vesting over a seven year period, with the first vesting date being one year from the grant date. On April 20, 2011, we established the Northwest Bancshares, Inc. 2011 Equity Incentive Plan, which authorizes the granting of 7,015,583 stock options.  On May 18, 2011, we granted employees 2,331,898 stock options and outside

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

directors 270,000 stock options with an exercise price of $12.32 per share. On May 23, 2012, we granted employees 508,573 stock options and outside directors 64,800 stock options with an exercise price of $11.70 per share.  On May 15, 2013, we granted employees 511,100 stock options and outside directors 79,200 stock options with an exercise price of $12.44 per share.  Awarded stock options vest over a ten-year period with the first vesting occurring on the grant date with a ten year exercise period from the grant date.

The following table summarizes the activity in our option plans during the years ended December 31, 2013, 2012 and 2011 (Amounts in this table are not in thousands):

	Years ended December 31,
	2013		2012		2011
	Number	Weighted average exercise price	Number	Weighted average exercise price	Number	Weighted average exercise price

Balance at beginning of year	7,044,753	$11.21	6,902,247	$11.00	4,184,873	$9.56
Granted (1)	590,300	12.44	573,373	11.70	3,207,191	12.28
Exercised (2)	(727,415)	10.13	(323,790)	7.48	(380,778)	6.06
Forfeited	(91,344)	11.82	(107,077)	11.31	(109,039)	11.21
Balance at end of year	6,816,294	$11.46	7,044,753	$11.21	6,902,247	$11.00
Exercisable at end of year	2,916,621	$10.97	2,959,834	$10.61	2,631,198	$10.11

(1)         Weighted average fair value of options at grant date: $1.03, $1.23 and $2.16, respectively.

(2)         The total intrinsic value of options exercised was $2.7 million, $1.5 million and $2.3 million, respectively.

The aggregate intrinsic value of all options expected to vest and fully vested options at December 31, 2013 is $11.5 million and $11.1 million, respectively.  The following table summarizes the number of options outstanding, number of options exercisable, and weighted average remaining life of all option grants as of December 31, 2013:

	Exercise price $7.48	Exercise price $9.79	Exercise price $9.86	Exercise price $10.19	Exercise price $11.12	Exercise price $11.33	Exercise price $11.49
Options outstanding:
Number of options	391,343	413,379	213,106	338,060	345,618	252,220	482,244
Weighted average remaining contract life (years)	5.25	5.00	2.25	1.25	4.25	1.00	6.25
Options exercisable:
Number of options	183,316	272,905	213,106	338,060	345,618	252,220	174,501
Weighted average remaining term - vested (years)	5.25	5.00	2.25	1.25	4.25	1.00	6.25

	Exercise price $11.51	Exercise price $11.70	Exercise price $12.12	Exercise price $12.17	Exercise price $12.32	Exercise price $12.44	Exercise price $12.48	Total $11.46
Options outstanding:
Number of options	301,077	549,955	524,879	21,500	2,392,863	585,550	4,500	6,816,294
Weighted average remaining contract life (years)	3.25	8.50	7.25	7.50	7.50	9.50	3.50	6.29
Options exercisable:
Number of options	301,077	91,257	114,176	71	571,534	54,280	4,500	2,916,621
Weighted average remaining term - vested (years)	3.25	8.50	7.25	7.50	7.50	9.50	3.50	4.39

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At December 31, 2013 and 2012, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at December 31, 2013 and 2012:

	December 31, 2013
	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$391,905	391,905	391,905	—	—
Securities available-for-sale	1,016,767	1,016,767	9,850	994,666	12,251
Securities held-to-maturity	121,366	124,061	—	124,061	—
Loans receivable, net	5,734,943	6,026,711	221	—	6,026,490
Accrued interest receivable	21,821	21,821	21,821	—	—
FHLB Stock	43,715	43,715	—	—	—
Total financial assets	$7,330,517	7,624,980	423,797	1,118,727	6,038,741

Financial liabilities:
Savings and checking accounts	$4,001,482	4,001,482	4,001,482	—	—
Time deposits	1,667,397	1,699,937	—	—	1,699,937
Borrowed funds	881,645	896,408	156,198	—	740,210
Junior subordinated debentures	103,094	111,220	—	—	111,220
Cash flow hedges - swaps	8,037	8,037	—	8,037	—
Accrued interest payable	888	888	888	—	—
Total financial liabilities	$6,662,543	6,717,972	4,158,568	8,037	2,551,367

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The preceding methods and assumptions were used in estimating the fair value of financial instruments at December 31, 2013 and 2012.  There were no transfers of financial instruments between Level 1 and Level 2 during the years ended December 31, 2013 and 2012.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table represents assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$9,850	—	—	9,850

Debt securities:
U.S. government and agencies	—	32	—	32
Government sponsored enterprises	—	316,057	—	316,057
States and political subdivisions	—	92,578	—	92,578
Corporate	—	8,925	12,251	21,176
Total debt securities	—	417,592	12,251	429,843

Residential mortgage-backed securities:
GNMA	—	32,263	—	32,263
FNMA	—	85,665	—	85,665
FHLMC	—	51,076	—	51,076
Non-agency	—	667	—	667
Collateralized mortgage obligations:
GNMA	—	11,494	—	11,494
FNMA	—	168,661	—	168,661
FHLMC	—	210,029	—	210,029
SBA	—	12,569	—	12,569
Non-agency	—	4,650	—	4,650
Total mortgage-backed securities	—	577,074	—	577,074

Interest rate swaps	—	(8,037)	—	(8,037)

Total assets and liabilities	$9,850	986,629	12,251	1,008,730

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table represents assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$19,304	—	—	19,304

Debt securities:
U.S. government and agencies	—	40	—	40
Government sponsored enterprises	—	238,314	—	238,314
States and political subdivisions	—	134,208	—	134,208
Corporate	—	11,584	11,119	22,703
Total debt securities	—	384,146	11,119	395,265

Residential mortgage-backed securities:
GNMA	—	41,182	—	41,182
FNMA	—	106,863	—	106,863
FHLMC	—	52,559	—	52,559
Non-agency	—	695	—	695
Collateralized mortgage obligations:
GNMA	—	22,963	—	22,963
FNMA	—	189,364	—	189,364
FHLMC	—	228,631	—	228,631
SBA	—	15,775	—	15,775
Non-agency	—	6,473	—	6,473
Total mortgage-backed securities	—	664,505	—	664,505

Interest rate swaps	—	(12,932)	—	(12,932)

Total assets and liabilities	$19,304	1,035,719	11,119	1,066,142

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2013 and 2012:

	December 31,
	2013		2012
	Equity	Debt	Equity	Debt
	securities	securities	securities	securities

Beginning balance January 1,	$—	11,119	—	9,657

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	(713)	—	—
Included in other comprehensive income	—	1,845	—	1,462

Purchases	—	—	—	—
Sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance December 31,	$—	12,251	—	11,119

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment, real estate owned, and mortgage servicing rights.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2013:

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans evaluated for impairment	$—	—	62,730	62,730
Real estate owned	—	—	18,203	18,203

Total assets	$—	—	80,933	80,933

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2012:

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans evaluated for impairment	$—	—	87,087	87,087
Real estate owned	—	—	26,165	26,165

Total assets	$—	—	113,252	113,252

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at December 31, 2013:

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Debt securities	$12,251	Discounted cash	Discount margin	0.35% to 2.10% (0.69)%
		flow	Default rates	1.00%
			Prepayment speeds	1.00% annually

Loans measured for impairment	62,730	Appraisal	Estimated costs to sell	10%
		value (1)

Real estate owned	18,203	Appraisal	Estimated costs to sell	10%
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

Quantitative measures established by regulation to ensure capital adequacy require our banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2013 and 2012, our banking subsidiary exceeded all capital adequacy requirements to which they were subject.

As of December 13, 2013, the most recent notification from the FDIC categorized Northwest Savings Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s categories. At December  31, 2013, the maximum amount available for dividend payments by Northwest Savings Bank to us, while maintaining its “well capitalized” status, was approximately $47.5 million.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

The actual, required, and well capitalized levels as of December 31, 2013 and 2012 were as follows:

	At December 31, 2013
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,147,027	22.46%	—	—	—	—
Northwest Savings Bank	946,531	18.60%	407,062	8.00%	508,828	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,081,060	21.17%	—	—	—	—
Northwest Savings Bank	882,234	17.34%	203,531	4.00%	305,297	6.00%

Tier I capital (leverage) (to total assets)
Northwest Bancshares, Inc.	1,081,060	13.87%	—	—	—	—
Northwest Savings Bank	882,234	11.42%	309,127	4.00%	386,408	5.00%

	At December 31, 2012
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,117,979	21.53%	—	—	—	—
Northwest Savings Bank	875,676	16.94%	413,424	8.00%	516,780	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,050,261	20.22%	—	—	—	—
Northwest Savings Bank	810,727	15.69%	206,712	4.00%	310,068	6.00%

Tier I capital (leverage) (to total assets)
Northwest Bancshares, Inc.	1,050,261	13.43%	—	—	—	—
Northwest Savings Bank	810,727	10.41%	311,473	4.00%	389,340	5.00%

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

(18)                          Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of December 31, 2013 we have accrued $2.3 million, this amount is based on our analysis of currently available information and is subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

Toth v. Northwest Savings Bank

On May 7, 2012, Ashley Toth (“Plaintiff”) filed a putative class action complaint in the Court of Common Pleas of Allegheny County, Pennsylvania against Northwest Savings Bank (“Northwest”).  Plaintiff’s complaint alleged state law claims related to Northwest’s order of posting ATM and debit card transactions and the assessment of overdraft fees on deposit customer accounts.  Northwest filed preliminary objections to the putative class action complaint on June 29, 2012.  On September 6, 2012, Plaintiff filed an amended putative class action complaint containing substantially the same allegations as the initial putative class action complaint.  On November 5, 2012, Northwest filed preliminary objections to the amended putative class action complaint.  Plaintiff filed her opposition to Northwest’s preliminary objections on December 6, 2012, and Northwest filed its reply in support of the preliminary objections on January 3, 2013.  On June 25, 2013, the court entered an order, granting in part and overruling in part, Northwest’s preliminary objections.

On November 18, 2013, the parties participated in a mediation and reached an agreement in principle, subject to the preparation and execution of a mutually acceptable settlement agreement and release, to fully, finally and completely settle, resolve, discharge and release all claims that have been or could have been asserted in the action on a class-wide basis.  The proposed settlement contemplates that, in return for a full and complete release of claims by Plaintiff and the settlement class members, Northwest will create a settlement fund for distribution to the settlement class members after certain court-approved reductions, including for attorney’s fees and expenses.  The proposed settlement is subject to preliminary and final court approval.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

(19)                          Components of Accumulated Other Comprehensive Income

The following table sets forth the components of accumulated other comprehensive income as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Unrealized gain on marketable securities available-for-sale	$(3,233)	15,853
Fair value of interest rate swaps	(5,224)	(8,405)
Defined benefit pension plans	(3,443)	(18,936)
Accumulated other comprehensive income	$(11,900)	(11,488)

The following table shows the changes in accumulated other comprehensive income by component for the year ended December 31, 2013:

	Unrealized gains and losses on securities available-for- sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of January 1,	$15,853	(8,405)	(18,936)	(11,488)
Other comprehensive income before reclassification adjustments	(16,544)	3,181	14,577	1,214
Amounts reclassified from accumulated other comprehensive income (1), (2)	(2,542)	—	916	(1,626)
Net other comprehensive income	(19,086)	3,181	15,493	(412)
Balance as of December 31,	$(3,233)	(5,224)	(3,443)	(11,900)

(1)         Consists of realized gains on securities (gain on sales of investments, net) of $4,881 and other-than-temporary-impairment losses (net impairment losses) of $(713), net of tax (income tax expense) of $1,626.

(2)         Consists of amortization of prior service cost (compensation and employee benefits) of $2,321 and amortization of net loss (compensation and employee benefits) of $(3,730), net of tax (income tax expense) of $493.  See note 14.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table shows the changes in accumulated other comprehensive income by component for the year ended December 31, 2012:

	Unrealized gains and losses on securities available-for- sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of January 1,	$14,046	(8,864)	(28,408)	(23,226)
Other comprehensive income before reclassification adjustments	2,029	459	7,750	10,238
Amounts reclassified from accumulated other comprehensive income (1), (2)	(222)	—	1,722	1,500
Net other comprehensive income	1,807	459	9,472	11,738
Balance as of December 31,	$15,853	(8,405)	(18,936)	(11,488)

(1)         Consists of realized gains on securities (gain on sales of investments, net) of $695 and other-than-temporary-impairment losses (net impairment losses) of $(331), net of tax (income tax expense) of $142.

(2)        Consists of amortization of prior service cost (compensation and employee benefits) of $160 and amortization of net loss (compensation and employee benefits) of $(2,810), net of tax (income tax expense) of $928.  See note 14.

The following table shows the changes in accumulated other comprehensive income by component for the year ended December 31, 2011:

	Unrealized gains and losses on securities available-for- sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of January 1,	$3,021	(6,077)	(10,441)	(13,497)
Other comprehensive income before reclassification adjustments	9,312	(2,787)	(18,336)	(11,811)
Amounts reclassified from accumulated other comprehensive income (1), (2)	1,713	—	369	2,082
Net other comprehensive income	11,025	(2,787)	(17,967)	(9,729)
Balance as of December 31,	$14,046	(8,864)	(28,408)	(23,226)

(1)         Consists of realized losses on securities (gain on sales of investments, net) of $(1,809) and other-than-temporary-impairment losses (net impairment losses) of $(937), net of tax (income tax expense) of $1,033.

(2)         Consists of amortization of prior service cost (compensation and employee benefits) of $160 and amortization of net loss (compensation and employee benefits) of $(728), net of tax (income tax expense) of $199.  See note 14.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

(20)                          Parent Company Only Financial Statements - Condensed

Statements of Financial Condition

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$188,775	227,327
Marketable securities available-for-sale	8,473	17,907
Investment in bank subsidiary	1,065,603	997,084
Other assets	5,205	4,474
Total assets	$1,268,056	1,246,792

Liabilities and Shareholders’ Equity
Liabilities:
Debentures payable	$103,094	103,094
Other liabilities	8,160	15,229
Total liabilities	111,254	118,323
Shareholders’ equity	1,156,802	1,128,469
Total liabilities and shareholders’ equity	$1,268,056	1,246,792

Statements of Income

	Years ended December 31,
	2013	2012	2011
Income:
Interest income	$1,467	1,442	1,717
Other income	5,961	773	515
Dividends from bank subsidiary	—	175,000	122,585
Undistributed earnings from equity investment in bank subsidiary	66,183	(108,400)	(55,552)
Total income	73,611	68,815	69,265
Expense:
Compensation and benefits	1,024	955	649
Other expense	234	305	368
Interest expense	5,444	5,717	5,699
Total expense	6,702	6,977	6,716
Income before income taxes	66,909	61,838	62,549
Federal and state income taxes	170	(1,722)	(1,602)
Net income	$66,739	63,560	64,151

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

Statements of Cash Flows

	Years ended December 31,
	2013	2012	2011
Operating activities:
Net income	$66,739	63,560	64,151
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary	(66,183)	108,400	55,552
Noncash stock benefit plan compensation expense	5,083	4,623	6,725
Gain on sale of marketable securities	(5,139)	—	—
Net change in other assets and liabilities	(3,692)	467	(5,692)
Net cash (used in)/ provided by operating activities	(3,192)	177,050	120,736
Investing activities:
Net sale/ (purchase) of marketable securities	7,200	(940)	(11,439)
Net cash provided by/ (used in) investing activities	7,200	(940)	(11,439)
Financing activities:
Cash dividends paid	(45,871)	(56,862)	(43,642)
Share repurchases	(4,459)	(52,028)	(172,690)
Repayment of loan to ESOP	1,152	1,116	1,081
Proceeds from options exercised	6,618	2,131	2,030
Net cash used in financing activities	(42,560)	(105,643)	(213,221)
Net (decrease)/ increase in cash and cash equivalents	$(38,552)	70,467	(103,924)
Cash and cash equivalents at beginning of year	227,327	156,860	260,784
Net (decrease)/ increase in cash and cash equivalents	(38,552)	70,467	(103,924)
Cash and cash equivalents at end of year	$188,775	227,327	156,860

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

At or for the year ended December 31, 2013	Community Banking	Consumer Finance	All Other (1)	Consolidated
External interest income	$291,194	20,648	1,196	313,038
Intersegment interest income	2,691	—	(2,691)	—
Interest expense	56,282	2,691	2,189	61,162
Provision for loan losses	15,206	3,313	—	18,519
Noninterest income	59,987	1,647	5,213	66,847
Noninterest expense	194,028	12,303	803	207,134
Income tax expense (benefit)	24,462	1,699	170	26,331
Net income	$63,894	2,289	556	66,739
Total assets	$7,747,050	109,249	25,177	7,881,476

At or for the year ended December 31, 2012	Community Banking	Consumer Finance	All Other (1)	Consolidated
External interest income	$314,514	22,348	1,176	338,038
Intersegment interest income	2,965	—	(2,965)	—
Interest expense	69,976	2,965	2,258	75,199
Provision for loan losses	22,944	3,394	—	26,338
Noninterest income	56,684	2,132	88	58,904
Noninterest expense	191,994	12,678	805	205,477
Income tax expense (benefit)	25,847	2,243	(1,722)	26,368
Net income	$63,402	3,200	(3,042)	63,560
Total assets	$7,786,529	117,094	38,977	7,942,600

At or for the year ended December 31, 2011	Community Banking	Consumer Finance	All Other (1)	Consolidated
External interest income	$336,379	21,799	1,050	359,228
Intersegment interest income	3,058	—	(3,058)	—
Interest expense	87,850	3,058	1,893	92,801
Provision for loan losses	31,050	3,120	—	34,170
Noninterest income	56,412	2,513	53	58,978
Noninterest expense	187,262	12,331	634	200,227
Income tax expense (benefit)	26,052	2,407	(1,602)	26,857
Net income	$63,635	3,396	(2,880)	64,151
Total assets	$7,802,327	117,068	38,310	7,957,705

(1)         Eliminations consist of intercompany interest income and interest expense.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities.  Northwest Bancorp Capital Trust III holds $51,547,000 of the Company’s junior subordinated debentures due December 30, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2013 was 1.63%. Northwest Bancorp Statutory Trust IV holds $51,547,000 of the Company’s junior subordinated debentures due December 15, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2013 was 1.62%.

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

During the quarter ended September 30, 2008, we entered into four interest rate swap agreements (swaps). We designated each swap as a cash flow hedge and they are intended to protect against the variability of cash flows associated with Trust III and Trust IV. The first two swaps hedge the interest rate risk of Trust III, the first of these two swaps expired September 30, 2013.  On the second of these two swaps we receive interest

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

of LIBOR from a counterparty and pay a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million. This swap expires in September 2018. The second two swaps hedge the interest rate risk of Trust IV, wherein we receive interest of LIBOR from a counterparty and pay a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and we receive interest of LIBOR from a counterparty and pay a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million. The terms of these two swaps are seven years and ten years, respectively, which expire September 2015 and September 2018, respectively. The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party. We believe that the credit risk inherent in the contracts is not significant.

At December 31, 2013, the fair value of the swap agreements was $(8.0) million and was the amount we would have expected to pay if the contracts were terminated. At December 31, 2013, there was no material hedge ineffectiveness for any of the swaps discussed above.

	December 31,
Liability Derivatives (Included in Other Liabilities)	2013	2012
Cash flow hedges — swaps:
Fair value	$8,037	12,932
Notional amount	75,000	100,000
Collateral posted	8,405	13,505

The following table sets forth a summary of guaranteed capital debt securities and junior subordinated deferrable interest debentures held by the trusts as of December 31, 2013 and 2012:

	Capital Debt	December 31,
	Securities	2013	2012
Northwest Bancorp Capital Trust III	$50,000	51,547	51,547
Northwest Bancorp Statutory Trust IV	50,000	51,547	51,547
Total	$100,000	103,094	103,094

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

(23)         Selected Quarterly Financial Data — Unaudited

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2013:
Interest income	$79,633	78,763	77,788	76,854
Interest expense	15,645	15,436	15,276	14,805
Net interest income	63,988	63,327	62,512	62,049
Provision for loan losses	7,158	5,405	4,992	964
Noninterest income	16,378	13,413	16,109	20,947
Noninterest expenses	51,471	52,806	50,277	52,580
Income before income taxes	21,737	18,529	23,352	29,452
Income tax expense	6,439	5,051	5,752	9,089
Net income	$15,298	13,478	17,600	20,363
Basic earnings per share	$0.17	0.15	0.19	0.22
Diluted earnings per share	$0.17	0.15	0.19	0.22

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2012:
Interest income	$86,034	84,808	83,876	83,320
Interest expense	20,843	19,096	18,220	17,040
Net interest income	65,191	65,712	65,656	66,280
Provision for loan losses	6,287	4,963	6,915	8,173
Noninterest income	13,855	15,086	15,273	14,690
Noninterest expenses	51,276	51,966	51,803	50,432
Income before income taxes	21,483	23,869	22,211	22,365
Income tax expense	6,302	7,508	6,518	6,040
Net income	$15,181	16,361	15,693	16,325
Basic earnings per share	$0.16	0.17	0.17	0.18
Diluted earnings per share	$0.16	0.17	0.17	0.18

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(All dollar amounts presented in tables are in thousands, except as indicated)

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2011:
Interest income	$90,907	89,997	89,789	88,535
Interest expense	24,052	23,462	23,019	22,268
Net interest income	66,855	66,535	66,770	66,267
Provision for loan losses	7,244	8,367	8,057	10,502
Noninterest income	14,511	15,406	14,752	14,309
Noninterest expenses	49,378	52,490	49,923	48,436
Income before income taxes	24,744	21,084	23,542	21,638
Income tax expense	7,491	6,081	6,822	6,463
Net income	$17,253	15,003	16,720	15,175
Basic earnings per share	$0.16	0.15	0.17	0.16
Diluted earnings per share	$0.16	0.15	0.17	0.16

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

There were no changes made in our internal controls during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Management’s Report On Internal Control Over Financial Reporting - filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 9B.                                       OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) is incorporated herein by reference.

ITEM 11.                                         EXECUTIVE COMPENSATION

The “Proposal I—Election of Directors” section of the Company’s 2014 Proxy Statement is incorporated herein by reference.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I—Election of Directors” section of the Company’s 2014 Proxy Statement is incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders.

Set forth below is certain information as of December 31, 2013 regarding equity compensation plans that have been approved by stockholders.

	Number of securities to
	be issued upon exercise	Weighted	Number of securities
	of outstanding options	average exercise	remaining available for
Equity compensation plans approved by stockholders	and rights	price (1)	issuance under plan
2000 Stock Option Plan	252,220	$11.33	—
2004 Stock Option Plan	1,202,362	10.74	—
2008 Stock Option Plan	3,479,950	11.33	—
Northwest Bancshares, Inc. 2011 Equity Incentive Plan	1,881,762	12.35	5,070,483
Total	6,816,294	$11.51	5,070,483

(1)                                 Reflects exercise price of options only.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” section of the Company’s 2014 Proxy Statement is incorporated  herein by reference.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2014 Proxy Statement is incorporated herein by reference.

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

(A)                               Management’s Report on Internal Control Over Financial Reporting

(B)                               Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)                               Report of Independent Registered Public Accounting Firm

(D)                               Consolidated Statements of Financial Condition - at December 31, 2013 and 2012

(E)                                Consolidated Statements of Income — Years ended December 31, 2013, 2012 and 2011

(F)                                 Consolidated Statements of Comprehensive Income — Years ended December 31, 2013, 2012 and 2011

(G)                               Consolidated Statements of Changes in Shareholders’ Equity — Years ended December 31, 2013, 2012 and 2011

(H)                              Consolidated Statements of Cash Flows — Years ended December 31, 2013, 2012 and 2011

(I)                                   Notes to the Consolidated Financial Statements.

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

NORTHWEST BANCSHARES, INC.

Date: February 28, 2014	By:	/s/ William J. Wagner
William J. Wagner, Chairman, President and
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 28, 2014	By:	/s/ William J. Wagner
William J. Wagner, Chairman, President, and
Chief Executive Officer and Director

Date: February 28, 2014	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr., Executive Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2014	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert, Senior Vice President, and
Controller (Principal Accounting Officer)

Date: February 28, 2014	By:	/s/ John M. Bauer
John M. Bauer, Director

Date: February 28, 2014	By:	/s/ Richard L. Carr
Richard L. Carr, Director

Date: February 28, 2014	By:	/s/ Deborah J. Chadsey
Deborah J. Chadsey, Director

Date: February 28, 2014	By:	/s/ Timothy B. Fannin
Timothy B. Fannin, Director

Date: February 28, 2014	By:	/s/ A. Paul King
A. Paul King, Director

Date: February 28, 2014	By:	/s/ Joseph F. Long
Joseph F. Long, Director

Date: February 28, 2014	By:	/s/ John P. Meegan
John P. Meegan, Director

Date: February 28, 2014	By:	/s/ Richard E. McDowell
Richard E. McDowell, Director

Date: February 28, 2014	By:	/s/ William F. McKnight
William F. McKnight, Director

Date: February 28, 2014	By:	/s/ Sonia M. Probst
Sonia M. Probst, Director

Date: February 28, 2014	By:	/s/ Philip M. Tredway
Philip M. Tredway, Director