Form 10-Q
period 2014-03-31
Northwest Bancshares, Inc.
filed 2014-05-09
CIK 1471265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

Common Stock ($0.01 par value) 94,648,394 shares outstanding as of May 1, 2014

NORTHWEST BANCSHARES, INC.

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2014	2013
Assets
Cash and due from banks	$81,927	98,122
Interest-earning deposits in other financial institutions	379,765	293,149
Federal funds sold and other short-term investments	634	634
Marketable securities available-for-sale (amortized cost of $1,008,975 and $1,022,078)	1,009,717	1,016,767
Marketable securities held-to-maturity (fair value of $120,933 and $124,061)	117,724	121,366
Total cash and investments	1,589,767	1,530,038

Personal Banking:
Loans held for sale	—	221
Residential mortgage loans	2,485,688	2,482,783
Home equity loans	1,065,988	1,083,939
Other consumer loans	223,045	228,348
Total Personal Banking	3,774,721	3,795,291
Business Banking:
Commercial real estate loans	1,664,255	1,608,399
Commercial loans	412,098	402,601
Total Business Banking	2,076,353	2,011,000
Total loans	5,851,074	5,806,291
Allowance for loan losses	(76,234)	(71,348)
Total loans, net	5,774,840	5,734,943

Federal Home Loan Bank stock, at cost	43,714	43,715
Accrued interest receivable	22,188	21,821
Real estate owned, net	16,692	18,203
Premises and equipment, net	146,880	146,139
Bank owned life insurance	141,173	140,172
Goodwill	175,988	174,463
Other intangible assets	4,025	2,319
Other assets	59,693	69,663
Total assets	$7,974,960	7,881,476

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing checking deposits	$844,743	789,135
Interest-bearing checking deposits	890,788	852,809
Money market deposit accounts	1,176,462	1,167,954
Savings deposits	1,236,130	1,191,584
Time deposits	1,626,740	1,667,397
Total deposits	5,774,863	5,668,879

Borrowed funds	865,621	881,645
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	103,094	103,094
Advances by borrowers for taxes and insurance	31,074	26,669
Accrued interest payable	860	888
Other liabilities	41,892	43,499
Total liabilities	6,817,404	6,724,674

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 94,464,430 and 94,243,713 shares issued, respectively	945	943
Paid-in capital	622,758	619,678
Retained earnings	564,580	571,164
Unallocated common stock of Employee Stock Ownership Plan	(22,632)	(23,083)
Accumulated other comprehensive loss	(8,095)	(11,900)
Total shareholders’ equity	1,157,556	1,156,802
Total liabilities and shareholders’ equity	$7,974,960	7,881,476

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Three months ended
	March 31,
	2014	2013
Interest income:
Loans receivable	$69,373	72,973
Mortgage-backed securities	2,793	3,441
Taxable investment securities	1,080	905
Tax-free investment securities	1,655	2,063
Interest-earning deposits	200	251
Total interest income	75,101	79,633

Interest expense:
Deposits	6,490	7,814
Borrowed funds	7,714	7,831
Total interest expense	14,204	15,645

Net interest income	60,897	63,988
Provision for loan losses	7,485	7,158
Net interest income after provision for loan losses	53,412	56,830

Noninterest income:
Gain on sale of investments, net	3,348	101
Service charges and fees	8,408	8,691
Trust and other financial services income	3,047	2,204
Insurance commission income	2,564	2,295
Loss on real estate owned, net	(135)	(130)
Income from bank owned life insurance	1,001	1,085
Mortgage banking income	249	956
Other operating income	1,175	1,176
Total noninterest income	19,657	16,378

Noninterest expense:
Compensation and employee benefits	27,972	27,930
Premises and occupancy costs	6,557	6,153
Office operations	3,757	3,268
Processing expenses	6,589	5,853
Marketing expenses	1,637	1,900
Federal deposit insurance premiums	1,297	1,438
Professional services	2,062	1,693
Amortization of intangible assets	331	348
Real estate owned expense	639	599
Other expenses	2,322	2,289
Total noninterest expense	53,163	51,471

Income before income taxes	19,906	21,737

Federal and state income taxes	5,266	6,439

Net income	$14,640	15,298

Basic earnings per share	$0.16	0.17

Diluted earnings per share	$0.16	0.17

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Three months ended
	March 31,
	2014	2013
Net Income	$14,640	15,298
Other comprehensive income net of tax:
Net unrealized holding gains on marketable securities:
Unrealized holding gains net of tax of $(3,579) and $(436), respectively	5,596	670
Reclassification adjustment for gains included in net income, net of tax of $1,218 and $43, respectively	(1,904)	(66)
Net unrealized holding gains on marketable securities	3,692	604

Change in fair value of interest rate swaps, net of tax of $(135) and $(367), respectively	251	680

Defined benefit plan:
Reclassification adjustment for prior period service costs included in net income, net of tax of $75 and $(123), respectively	(138)	229

Other comprehensive income	3,805	1,513

Total comprehensive income	$18,445	16,811

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, except share data)

Three months ended March 31, 2013

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2012	93,652,960	$937	613,249	550,296	(11,488)	(24,525)	1,128,469

Comprehensive income:
Net income	—	—	—	15,298	—	—	15,298
Other comprehensive income, net of tax of $(883)	—	—	—	—	1,513	—	1,513
Total comprehensive income	—	—	—	15,298	1,513	—	16,811

Exercise of stock options	149,375	1	1,217	—	—	—	1,218

Stock compensation expense	—	—	694	—	—	388	1,082

Dividends paid	—	—	—	—	—	—	—

Ending balance at March 31, 2013	93,802,335	$938	615,160	565,594	(9,975)	(24,137)	1,147,580

Three months ended March 31, 2014

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2013	94,243,713	$943	619,678	571,164	(11,900)	(23,083)	1,156,802

Comprehensive income:
Net income	—	—	—	14,640	—	—	14,640
Other comprehensive income, net of tax of $(2,421)	—	—	—	—	3,805	—	3,805
Total comprehensive income	—	—	—	14,640	3,805	—	18,445

Exercise of stock options	220,717	2	2,292	—	—	—	2,294

Stock compensation expense	—	—	788	—	—	451	1,239

Dividends paid ($0.23 per share)	—	—	—	(21,224)	—	—	(21,224)

Ending balance at March 31, 2014	94,464,430	$945	622,758	564,580	(8,095)	(22,632)	1,157,556

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three months ended
	March 31,
	2014	2013
OPERATING ACTIVITIES:
Net Income	$14,640	15,298
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,485	7,158
Net (gain)/ loss on sale of assets	(3,602)	(727)
Net depreciation, amortization and accretion	2,845	3,056
Decrease in other assets	10,003	8,754
Decrease in other liabilities	(6,534)	(5,022)
Net amortization on marketable securities	105	57
Noncash write-down of real estate owned	648	446
Origination of loans held for sale	(660)	(32,883)
Proceeds from sale of loans held for sale	907	45,010
Noncash compensation expense related to stock benefit plans	1,239	1,082
Net cash provided by operating activities	27,076	42,229

INVESTING ACTIVITIES:
Purchase of marketable securities available-for-sale	(22,805)	(108,326)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	3,643	11,856
Proceeds from maturities and principal reductions of marketable securities available-for-sale	33,414	76,309
Proceeds from sale of marketable securities available-for-sale	5,735	—
Loan originations	(447,423)	(407,122)
Proceeds from loan maturities and principal reductions	398,726	477,091
(Purchase of)/ proceeds from sale of Federal Home Loan Bank stock	1	(498)
Proceeds from sale of real estate owned	2,866	4,700
Sale of real estate owned for investment, net	152	114
Purchase of premises and equipment	(3,607)	(3,284)
Acquistions, net of cash received	(2,792)	—
Net cash provided by/ (used in) investing activities	(32,090)	50,840

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

(in thousands)

	Three months ended
	March 31,
	2014	2013
FINANCING ACTIVITIES:
Increase in deposits, net	$105,984	35,551
Proceeds from long-term borrowings	—	20,000
Repayments of long-term borrowings	(15)	(17)
Net decrease in short-term borrowings	(16,009)	(20,170)
Increase in advances by borrowers for taxes and insurance	4,405	3,835
Cash dividends paid	(21,224)	—
Proceeds from stock options exercised	2,294	1,218
Net cash provided by financing activities	75,435	40,417

Net increase in cash and cash equivalents	$70,421	133,486

Cash and cash equivalents at beginning of period	$391,905	451,704
Net increase in cash and cash equivalents	70,421	133,486
Cash and cash equivalents at end of period	$462,326	585,190

Cash and cash equivalents:
Cash and due from banks	$81,927	71,607
Interest-earning deposits in other financial institutions	379,765	512,949
Federal funds sold and other short-term investments	634	634
Total cash and cash equivalents	$462,326	585,190

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $5,819 and $7,031, respectively)	$14,232	15,353
Income taxes	$5,016	3,587

Business acquistions:
Fair value of assets acquired	$2,798	—
Cash paid	(2,792)	—
Liabilities assumed	$6	—

Non-cash activities:
Loan foreclosures and repossessions	$1,839	2,985
Sale of real estate owned financed by the Company	$88	269

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

(1)                                 Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company”) or (“NWBI”), a Maryland corporation headquartered in Warren, Pennsylvania, is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  The Company was incorporated to be the successor to Northwest Bancorp, Inc. upon the completion of the mutual-to-stock conversion of Northwest Bancorp, MHC in December 2009.  The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”).  Northwest is regulated by the FDIC and the Pennsylvania Department of Banking.  At March 31, 2014, Northwest operated 165 community-banking offices throughout Pennsylvania, western New York, eastern Ohio and Maryland.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Settlement Agency, LLC, Northwest Consumer Discount Company, Northwest Financial Services, Inc., Northwest Advisors, Inc., Northwest Capital Group, Inc., Northwest Retirement Services, Allegheny Services, Inc., Great Northwest Corporation, Northwest Insurance Services and Evans Capital Management, Inc. The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information or footnotes required for complete annual financial statements.  In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included.  The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 updated, as required, for any new pronouncements or changes.

The results of operations for the quarter ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other period.

Stock-Based Compensation

Stock-based compensation expense of $1.2 million and $1.1 million for the quarters ended March 31, 2014 and 2013, respectively, was recognized in compensation expense relating to our stock benefit plans.  At March 31, 2014 there was compensation expense of $4.9 million to be recognized for awarded but unvested stock options and $14.6 million for unvested common shares.

Income Taxes- Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of March 31, 2014 we had no liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in federal and state income taxes and (2) refund claims in other operating income.  We recognize penalties (if any) in federal and state income taxes.  There is no amount accrued for the payment of interest or penalties at March 31, 2014.  We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2012, 2011 and 2010.

Recent Accounting Pronouncements

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

At or for the quarter ended:

	Community	Consumer
March 31, 2014 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$70,119	4,659	323	75,101
Intersegment interest income	606	—	(606)	—
Interest expense	13,169	606	429	14,204
Provision for loan losses	6,850	635	—	7,485
Noninterest income	17,033	288	2,336	19,657
Noninterest expense	49,862	2,921	380	53,163
Income tax expense (benefit)	4,535	326	405	5,266
Net income	13,342	459	839	14,640
Total assets	$7,851,453	103,677	19,830	7,974,960

	Community	Consumer
March 31, 2013 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$74,094	5,201	338	79,633
Intersegment interest income	700	—	(700)	—
Interest expense	14,394	700	551	15,645
Provision for loan losses	6,306	852	—	7,158
Noninterest income	16,024	319	35	16,378
Noninterest expense	48,112	3,144	215	51,471
Income tax expense (benefit)	6,511	342	(414)	6,439
Net income	15,495	482	(679)	15,298
Total assets	$7,841,301	110,775	42,414	7,994,490

(1)   Eliminations consist of intercompany loans, interest income and interest expense.

(3)                                 Investment securities and impairment of investment securities

The following table shows the portfolio of investment securities available-for-sale at March 31, 2014 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$30	—	—	30

Debt issued by government sponsored enterprises:
Due in one year - five years	236,971	210	(3,088)	234,093
Due in five years - ten years	94,222	1	(2,035)	92,188

Equity securities	2,897	1,788	—	4,685

Municipal securities:
Due in one year or less	710	6	—	716
Due in one year - five years	8,702	134	—	8,836
Due in five years - ten years	11,214	271	—	11,485
Due after ten years	67,354	1,977	(34)	69,297

Corporate debt issues:
Due after ten years	20,684	1,454	(495)	21,643

Residential mortgage-backed securities:
Fixed rate pass-through	83,660	3,051	(683)	86,028
Variable rate pass-through	75,706	3,449	(19)	79,136
Fixed rate non-agency CMOs	3,717	187	—	3,904
Fixed rate agency CMOs	264,939	1,145	(7,294)	258,790
Variable rate agency CMOs	138,169	778	(61)	138,886
Total residential mortgage-backed securities	566,191	8,610	(8,057)	566,744
Total marketable securities available-for-sale	$1,008,975	14,451	(13,709)	1,009,717

The following table shows the portfolio of investment securities available-for-sale at December 31, 2013 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$32	—	—	32

Debt issued by government sponsored enterprises:
Due in one year - five years	227,945	166	(4,041)	224,070
Due in five years - ten years	94,777	72	(2,862)	91,987

Equity securities	5,298	4,622	(70)	9,850

Municipal securities:
Due in one year or less	710	10	—	720
Due in one year - five years	8,443	119	—	8,562
Due in five years - ten years	11,228	275	—	11,503
Due after ten years	71,068	1,111	(386)	71,793

Corporate debt issues:
Due after ten years	21,150	475	(449)	21,176

Residential mortgage-backed securities:
Fixed rate pass-through	85,306	3,041	(1,075)	87,272
Variable rate pass-through	78,890	3,525	(16)	82,399
Fixed rate non-agency CMOs	3,894	107	(3)	3,998
Fixed rate agency CMOs	265,769	1,060	(11,436)	255,393
Variable rate non-agency CMOs	660	—	(9)	651
Variable rate agency CMOs	146,908	674	(221)	147,361
Total residential mortgage-backed securities	581,427	8,407	(12,760)	577,074
Total marketable securities available-for-sale	$1,022,078	15,257	(20,568)	1,016,767

The following table shows the portfolio of investment securities held-to-maturity at March 31, 2014 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value

Municipal securities:
Due in five years - ten years	$8,004	185	—	8,189
Due after ten years	61,318	1,488	—	62,806

Residential mortgage-backed securities:
Fixed rate pass-through	10,448	538	—	10,986
Variable rate pass-through	4,903	63	—	4,966
Fixed rate agency CMOs	31,771	916	—	32,687
Variable rate agency CMOs	1,280	19	—	1,299
Total residential mortgage-backed securities	48,402	1,536	—	49,938
Total marketable securities held-to-maturity	$117,724	3,209	—	120,933

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2013 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value

Municipal securities:
Due in five years - ten years	$8,002	172	—	8,174
Due after ten years	61,314	1,178	(27)	62,465

Residential mortgage-backed securities:
Fixed rate pass-through	11,101	544	—	11,645
Variable rate pass-through	5,172	71	—	5,243
Fixed rate agency CMOs	34,425	780	(33)	35,172
Variable rate agency CMOs	1,352	10	—	1,362
Total residential mortgage-backed securities	52,050	1,405	(33)	53,422
Total marketable securities held-to-maturity	$121,366	2,755	(60)	124,061

We review our investment portfolio on a quarterly basis for indications of impairment.  This review includes analyzing the length of time and the extent to which amortized costs have exceeded fair values, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the intent to hold the investments for a period of time sufficient to allow for a recovery in value.  Certain investments are evaluated using our best estimate of future cash flows. If the estimate of cash flows indicates that an adverse change has occurred, other-than-temporary impairment is recognized for the amount of the unrealized loss that was deemed credit related.

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2014 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$159,906	(2,818)	115,252	(2,305)	275,158	(5,123)
Municipal securities	747	(34)	—	—	747	(34)
Corporate issues	54	(50)	1,975	(445)	2,029	(495)
Residential mortgage- backed securities - agency	212,945	(6,139)	55,297	(1,918)	268,242	(8,057)

Total temporarily impaired securities	$373,652	(9,041)	172,524	(4,668)	546,176	(13,709)

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2013 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$213,915	(4,797)	64,635	(2,106)	278,550	(6,903)
Municipal securities	12,666	(413)	—	—	12,666	(413)
Corporate debt issues	—	—	1,970	(449)	1,970	(449)
Equity securities	552	(70)	—	—	552	(70)
Residential mortgage- backed securities - non-agency	1,210	(12)	—	—	1,210	(12)
Residential mortgage- backed securities - agency	224,125	(10,398)	109,301	(2,383)	333,426	(12,781)

Total temporarily impaired securities	$452,468	(15,690)	175,906	(4,938)	628,374	(20,628)

Municipal Securities

We review our portfolio of municipal securities quarterly for impairment.  We initially evaluate municipal securities for other-than-temporary impairment by comparing the fair value, provided to us by a third party pricing source using quoted prices for similar assets that are actively traded, to the carrying value.  When an investment’s fair value is below 80% of the amortized cost we then assess the stated interest rate and compare the stated interest rate to current market interest rates to determine if the decline in fair value is considered to be attributable primarily to interest rates.  If the stated interest rate approximates current interest rates for similar securities, we determine if the investment is rated and if so, if the rating has changed during the current period.  If the rating has not changed during the current period, we review publicly available information to determine if there has been any negative change in the underlying municipality.  As of March 31, 2014, none of the investments in our municipal securities portfolio had an amortized cost that exceeded the fair value for more than twelve months.

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

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the quarter ended (in thousands):

	2014	2013
Beginning balance at January 1, (1)	$10,342	9,811
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the quarter	(8)	(67)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at March 31,	$10,334	9,744

(1) – The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(4)                                 Loans receivable

The following table shows a summary of our loans receivable at March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Personal Banking:
Loans held for sale	$—	221
Residential mortgage loans	2,493,684	2,491,917
Home equity loans	1,065,988	1,083,939
Other consumer loans	223,045	228,348
Total Personal Banking	3,782,717	3,804,425

Business Banking:
Commercial real estate	1,740,973	1,665,274
Commercial loans	446,175	437,559
Total Business Banking	2,187,148	2,102,833
Total loans receivable, gross	5,969,865	5,907,258

Deferred loan costs	2,846	2,461
Allowance for loan losses	(76,234)	(71,348)
Undisbursed loan proceeds:
Residential mortgage loans	(10,842)	(11,595)
Commercial real estate	(76,718)	(56,875)
Commercial loans	(34,077)	(34,958)
Total loans receivable, net	$5,774,840	5,734,943

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended March 31, 2014 (in thousands):

	Balance March 31, 2014	Current period provision	Charge-offs	Recoveries	Balance December 31, 2013
Personal Banking:
Residental mortgage loans	$7,467	35	(459)	16	7,875
Home equity loans	6,958	37	(372)	48	7,245
Other consumer loans	5,280	1,184	(1,716)	325	5,487
Total Personal Banking	19,705	1,256	(2,547)	389	20,607

Business Banking:
Commercial real estate loans	36,209	1,551	(932)	621	34,969
Commercial loans	16,169	5,189	(770)	640	11,110
Total Business Banking	52,378	6,740	(1,702)	1,261	46,079

Unallocated	4,151	(511)	—	—	4,662

Total	$76,234	7,485	(4,249)	1,650	71,348

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended March 31, 2013 (in thousands):

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

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at March 31, 2014 (in thousands):

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual (1)	Recorded investment in loans past due 90 days or more and still accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residental mortgage loans	$2,485,688	7,467	24,283	1	5,210	972	—
Home equity loans	1,065,988	6,958	10,831	—	2,214	392	—
Other consumer loans	223,045	5,280	2,089	686	—	—	—
Total Personal Banking	3,774,721	19,705	37,203	687	7,424	1,364	—

Business Banking:
Commercial real estate loans	1,664,255	36,209	47,682	—	45,932	7,412	615
Commercial loans	412,098	16,169	24,197	22	21,155	5,333	455
Total Business Banking	2,076,353	52,378	71,879	22	67,087	12,745	1,070

Total	$5,851,074	72,083	109,082	709	74,511	14,109	1,070

(1)   Includes $34.3 million of nonaccrual TDRs.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2013 (in thousands):

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

(1)   Includes $28.9 million of nonaccrual TDRS.

The following table provides geographical and delinquency information related to the loan portfolio by portfolio segment and class of financing receivable at March 31, 2014 (in thousands):

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Recorded investment in loans receivable:
Personal Banking:
Residential mortgage loans	$2,114,607	160,813	18,636	137,119	54,513	2,485,688
Home equity loans	908,780	114,567	9,872	26,832	5,937	1,065,988
Other consumer loans	205,977	9,977	2,995	1,209	2,887	223,045
Total Personal Banking	3,229,364	285,357	31,503	165,160	63,337	3,774,721

Business Banking:
Commercial real estate loans	913,257	525,951	25,180	137,987	61,880	1,664,255
Commercial loans	277,043	79,542	16,386	27,904	11,223	412,098
Total Business Banking	1,190,300	605,493	41,566	165,891	73,103	2,076,353

Total	$4,419,664	890,850	73,069	331,051	136,440	5,851,074

Percentage of total loans receivable	75.6%	15.2%	1.2%	5.7%	2.3%	100.0%

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Loans 90 or more days delinquent:
Personal Banking:
Residential mortgage loans	$13,863	1,280	294	2,640	2,487	20,564
Home equity loans	5,784	1,194	139	1,144	159	8,420
Other consumer loans	1,726	67	1	11	13	1,818
Total Personal Banking	21,373	2,541	434	3,795	2,659	30,802

Business Banking:
Commercial real estate loans	13,699	1,827	41	417	114	16,098
Commercial loans	2,973	1,071	—	157	293	4,494
Total Business Banking	16,672	2,898	41	574	407	20,592

Total	$38,045	5,439	475	4,369	3,066	51,394

Percentage of total loans 90 or more days denliquent	74.0%	10.6%	0.9%	8.5%	6.0%	100.0%

The following table provides geographical and delinquency information related to the loan portfolio by portfolio segment and class of financing receivable at December 31, 2013 (in thousands):

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Recorded investment in loans receivable:
Personal Banking:
Residential mortgage loans	$2,108,018	160,931	19,468	140,087	54,500	2,483,004
Home equity loans	923,365	117,081	10,152	27,400	5,941	1,083,939
Other consumer loans	207,243	9,890	3,007	1,256	6,952	228,348
Total Personal Banking	3,238,626	287,902	32,627	168,743	67,393	3,795,291

Business Banking:
Commercial real estate loans	876,359	484,071	27,136	123,279	97,554	1,608,399
Commercial loans	276,469	63,689	14,645	27,496	20,302	402,601
Total Business Banking	1,152,828	547,760	41,781	150,775	117,856	2,011,000

Total	$4,391,454	835,662	74,408	319,518	185,249	5,806,291

Percentage of total loans receivable	75.6%	14.4%	1.3%	5.5%	3.2%	100.0%

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Loans 90 or more days delinquent:
Personal Banking:
Residential mortgage loans	$15,995	1,184	229	3,891	3,326	24,625
Home equity loans	5,279	1,783	116	1,095	71	8,344
Other consumer loans	2,006	35	3	—	13	2,057
Total Personal Banking	23,280	3,002	348	4,986	3,410	35,026

Business Banking:
Commercial real estate loans	15,581	1,669	962	108	113	18,433
Commercial loans	3,045	645	—	314	294	4,298
Total Business Banking	18,626	2,314	962	422	407	22,731

Total	$41,906	5,316	1,310	5,408	3,817	57,757

Percentage of total loans 90 or more days delinquent	72.5%	9.2%	2.3%	9.4%	6.6%	100.0%

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the quarter ended March 31, 2014 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residental mortgage loans	$20,564	3,719	—	4,369	28,652	28,422	187
Home equity loans	8,420	2,411	—	1,787	12,618	12,047	143
Other consumer loans	1,818	271	—	—	2,089	2,355	17
Total Personal Banking	30,802	6,401	—	6,156	43,359	42,824	347

Business Banking:
Commercial real estate loans	16,098	31,584	25,336	14,230	87,248	83,858	860
Commercial loans	4,494	19,703	4,239	3,364	31,800	34,897	226
Total Business Banking	20,592	51,287	29,575	17,594	119,048	118,755	1,086

Total	$51,394	57,688	29,575	23,750	162,407	161,579	1,433

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2013 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residental mortgage loans	$24,625	2,652	—	3,372	30,649	29,994	723
Home equity loans	8,344	1,519	—	1,810	11,673	10,828	383
Other consumer loans	2,057	200	—	—	2,257	1,976	44
Total Personal Banking	35,026	4,371	—	5,182	44,579	42,798	1,150

Business Banking:
Commercial real estate loans	18,433	23,370	39,199	13,060	94,062	90,912	3,678
Commercial loans	4,298	21,723	5,219	3,963	35,203	41,303	1,127
Total Business Banking	22,731	45,093	44,418	17,023	129,265	132,215	4,805

Total	$57,757	49,464	44,418	22,205	173,844	175,013	5,955

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at March 31, 2014 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residental mortgage loans	$2,479,167	6,521	6,521	1,240	—
Home equity loans	1,063,743	2,245	2,245	347	—
Other consumer loans	222,955	90	90	17	—
Total Personal Banking	3,765,865	8,856	8,856	1,604	—

Business Banking:
Commercial real estate loans	1,577,687	86,568	50,176	8,520	36,392
Commercial loans	384,954	27,144	18,966	7,242	8,178
Total Business Banking	1,962,641	113,712	69,142	15,762	44,570

Total	$5,728,506	122,568	77,998	17,366	44,570

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at December 31, 2013 (in thousands):

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

The following table provides a roll forward of troubled debt restructurings for the periods indicated (in thousands):

	For the quarters ended March 31,
	2014		2013
	Number of contracts		Number of contracts
Beginning TDR balance:	276	$79,166	225	$89,444
New TDRs	11	1,468	58	5,611
Net paydowns		(4,494)		(2,337)
Charge-offs:
Home equity loans	—	—	1	(23)
Commercial real estate loans	2	(31)	2	(650)
Commercial loans	1	(7)	2	(17)
Paid-off loans:
Commercial real estate loans	2	(277)	1	(310)
Commercial loans	6	(1,314)	8	(353)
Ending TDR balance:	276	$74,511	269	$91,365

Accruing TDRs		$40,243		$45,256
Non-accrual TDRs		34,268		46,109

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended March 31, 2014
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	6	$1,290	1,289	119
Home equity loans	—	—	—	—
Other consumer loans	—	—	—	—
Total Personal Banking	6	1,290	1,289	119

Business Banking:
Commercial real estate loans	3	89	87	32
Commercial loans	2	89	107	10
Total Business Banking	5	178	194	42

Total	11	$1,468	1,483	161

Troubled debt restructurings that subsequently defaulted:
Personal Banking:
Residential mortgage loans	2	$259	227	58
Home equity loans	—	—	—	—
Other consumer loans	—	—	—	—
Total Personal Banking	2	259	227	58

Business Banking:
Commercial real estate loans	2	505	484	67
Commercial loans	2	327	331	98
Total Business Banking	4	832	815	165

Total	6	$1,091	1,042	223

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

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

The following table provides information for troubled debt restructurings (including re-modified TDRs) by type of modification by portfolio segment and by class of financing receivable for the quarter ended March 31, 2014 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	6	$—	—	1,289	—	1,289
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	6	—	—	1,289	—	1,289

Business Banking:
Commercial real estate loans	3	—	—	59	28	87
Commercial loans	2	—	102	—	5	107
Total Business Banking	5	—	102	59	33	194

Total	11	$—	102	1,348	33	1,483

The following table provides information for troubled debt restructurings (including re-modified TDRs) by type of modification by portfolio segment and by class of financing receivable for the quarter ended March 31, 2013 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	2	$—	—	162	—	162
Home equity loans	3	—	—	285	—	285
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	5	—	—	447	—	447

Business Banking:
Commercial real estate loans	32	990	458	474	956	2,878
Commercial loans	21	139	452	806	116	1,513
Total Business Banking	53	1,129	910	1,280	1,072	4,391

Total	58	$1,129	910	1,727	1,072	4,838

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the quarter ended March 31, 2014 (dollars in thousands):

	Number of re-	Type of re-modification
	modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	1	$—	—	77	—	77
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	1	—	—	77	—	77

Business Banking:
Commercial real estate loans	2	—	—	59	18	77
Commercial loans	1	—	—	—	5	5
Total Business Banking	3	—	—	59	23	82

Total	4	$—	—	136	23	159

No troubled debt restructurings were re-modified during the quarter ended March 31, 2013.

The following table provides information related to loan payment delinquencies at March 31, 2014 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$26,874	3,674	20,564	51,112	2,434,576	2,485,688
Home equity loans	5,449	1,437	8,420	15,306	1,050,682	1,065,988
Other consumer loans	3,412	1,289	1,818	6,519	216,526	223,045
Total Personal Banking	35,735	6,400	30,802	72,937	3,701,784	3,774,721

Business Banking:
Commercial real estate loans	26,518	2,570	16,098	45,186	1,619,069	1,664,255
Commercial loans	1,375	473	4,494	6,342	405,756	412,098
Total Business Banking	27,893	3,043	20,592	51,528	2,024,825	2,076,353

Total	$63,628	9,443	51,394	124,465	5,726,609	5,851,074

The following table provides information related to loan payment delinquencies at December 31, 2013 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$27,486	7,568	24,625	59,679	2,423,325	2,483,004
Home equity loans	6,946	2,243	8,344	17,533	1,066,406	1,083,939
Other consumer loans	4,515	1,866	2,057	8,438	219,910	228,348
Total Personal Banking	38,947	11,677	35,026	85,650	3,709,641	3,795,291

Business Banking:
Commercial real estate loans	8,449	3,968	18,433	30,850	1,577,549	1,608,399
Commercial loans	9,243	1,555	4,298	15,096	387,505	402,601
Total Business Banking	17,692	5,523	22,731	45,946	1,965,054	2,011,000

Total	$56,639	17,200	57,757	131,596	5,674,695	5,806,291

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

Loss — Loans classified as loss are considered uncollectible and of such value that the continuance as a loan is not warranted.  A loss classification does not mean that the loan has no recovery or salvage value; instead, it means that it is not practical or desirable to defer writing off all or a portion of a basically worthless loan even though partial recovery may be possible in the future.

The following table sets forth information about credit quality indicators, which were updated during the quarter ended March 31, 2014 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$2,469,561	—	14,649	—	1,478	2,485,688
Home equity loans	1,057,568	—	8,420	—	—	1,065,988
Other consumer loans	221,776	—	1,269	—	—	223,045
Total Personal Banking	3,748,905	—	24,338	—	1,478	3,774,721

Business Banking:
Commercial real estate loans	1,456,037	54,004	151,248	2,966	—	1,664,255
Commercial loans	357,778	11,987	33,515	8,818	—	412,098
Total Business Banking	1,813,815	65,991	184,763	11,784	—	2,076,353

Total	$5,562,720	65,991	209,101	11,784	1,478	5,851,074

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2013 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$2,464,057	—	17,626	—	1,321	2,483,004
Home equity loans	1,075,595	—	8,344	—	—	1,083,939
Other consumer loans	226,922	—	1,426	—	—	228,348
Total Personal Banking	3,766,574	—	27,396	—	1,321	3,795,291

Business Banking:
Commercial real estate loans	1,398,652	46,557	161,906	1,284	—	1,608,399
Commercial loans	345,612	12,045	43,040	1,904	—	402,601
Total Business Banking	1,744,264	58,602	204,946	3,188	—	2,011,000

Total	$5,510,838	58,602	232,342	3,188	1,321	5,806,291

(5)                                 Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	March 31,	December 31,
	2014	2013
Amortizable intangible assets:
Core deposit intangibles — gross	$30,578	30,578
Acquisitions	—	—
Less: accumulated amortization	(30,513)	(30,491)
Core deposit intangibles — net	65	87
Customer and Contract intangible assets — gross	6,197	6,197
Acquisitions	2,037	—
Less: accumulated amortization	(4,274)	(3,965)
Customer and Contract intangible assets — net	$3,960	2,232

The following table shows the actual aggregate amortization expense for the quarters ended March 31, 2014 and 2013, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended March 31, 2014	$331
For the quarter ended March 31, 2013	348
For the year ending December 31, 2014	1,323
For the year ending December 31, 2015	1,008
For the year ending December 31, 2016	779
For the year ending December 31, 2017	550
For the year ending December 31, 2018	391
For the year ending December 31, 2019	232

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2012	$172,848	1,613	174,461
Goodwill acquired	2	—	2
Impairment losses	—	—	—
Balance at December 31, 2013	172,850	1,613	174,463
Goodwill acquired	1,525	—	1,525
Impairment losses	—	—	—
Balance at March 31, 2014	$174,375	1,613	175,988

We performed our annual goodwill impairment test as of June 30, 2013 and concluded that goodwill was not impaired.  At March 31, 2014, there were no changes in our operations or other factors that would cause us to update that test.  See the Overview of Critical Accounting Policies Involving Estimates section for a description of our testing procedures.

(6)          Guarantees

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures.  Collateral may be obtained based on management’s credit assessment of the customer.  At March 31, 2014, the maximum potential amount of future payments we could be required to make under these standby letters of credit was $26.3 million, of which $25.2 million is fully collateralized.  At March 31, 2014, we had a liability, which represents deferred income, of $931,000 related to the standby letters of credit.  There are no recourse provisions that would enable us to recover any amounts from third parties.

(7)         Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  All stock options outstanding during the quarter ended March 31, 2014 were included in the computation of diluted earnings per share because the stock options’ exercise price was less than the average market price of the common shares of $14.47 during the quarter.  Stock options to purchase 4,500 shares of common stock with a weighted average exercise price of $12.48 per share were outstanding during the quarter ended March 31, 2013 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares of $12.45 during the quarter.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Quarter ended
	March 31,
	2014	2013
Reported net income	$14,640	15,298

Weighted average common shares outstanding	91,154,998	90,403,909
Dilutive potential shares due to effect of stock options	1,198,314	474,994
Total weighted average common shares and dilutive potential shares	92,353,312	90,878,903

Basic earnings per share:	$0.16	0.17

Diluted earnings per share:	$0.16	0.17

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

The following table sets forth the net periodic costs for the defined benefit pension plans and post retirement healthcare plans for the periods indicated (in thousands):

Components of net periodic benefit cost

	Quarter ended March 31,
	Pension benefits		Other post-retirement benefits
	2014	2013	2014	2013
Service cost	$1,035	1,138	—	—
Interest cost	1,457	1,301	16	16
Expected return on plan assets	(2,416)	(2,138)	—	—
Amortization of prior service cost	(581)	(580)	—	—
Amortization of the net loss	356	919	12	13
Net periodic (benefit)/ cost	$(149)	640	28	29

We made no contribution to our pension or other post-retirement benefit plans during the quarter ended March 31, 2014 and do not anticipate the need to make a contribution to our defined benefit pension plan during the year ending December 31, 2014.

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

Loans Receivable

Loans with comparable characteristics including collateral and re-pricing structures are segregated for valuation purposes. Characteristics include remaining term, coupon interest, and estimated prepayment speeds. Delinquent loans are separately evaluated given the impact delinquency has on the projected future cash flow of the loan and the approximate discount or market rate.  Each loan pool is separately valued utilizing a discounted cash flow analysis. Projected monthly cash flows are discounted to present value using a market rate for comparable loans, which is not considered an exit price.

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At March 31, 2014 and December 31, 2013, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at March 31, 2014:

	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$462,326	462,326	462,326	—	—
Securities available-for-sale	1,009,717	1,009,717	4,685	992,641	12,391
Securities held-to-maturity	117,724	120,933	—	120,933	—
Loans receivable, net	5,774,840	6,004,175	—	—	6,004,175
Accrued interest receivable	22,188	22,188	22,188	—	—
FHLB Stock	43,714	43,714	—	—	—
Total financial assets	$7,430,509	7,679,472	489,199	1,113,574	6,032,985

Financial liabilities:
Savings and checking accounts	$4,148,123	4,148,123	4,148,123	—	—
Time deposits	1,626,740	1,655,158	—	—	1,655,158
Borrowed funds	865,621	883,375	140,189	—	743,186
Junior subordinated debentures	103,094	110,792	—	—	110,792
Cash flow hedges - swaps	7,651	7,651	—	7,651	—
Accrued interest payable	860	860	860	—	—
Total financial liabilities	$6,752,089	6,807,061	4,289,172	7,651	2,510,238

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at December 31, 2013:

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both March 31, 2014 and December 31, 2013.  There were no transfers of financial instruments between Level 1 and Level 2 during the quarter ended March 31, 2014.

The following table represents assets and liabilities measured at fair value on a recurring basis at March 31, 2014 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$4,685	—	—	4,685

Debt securities:
U.S. government and agencies	—	30	—	30
Government sponsored enterprises	—	326,281	—	326,281
States and political subdivisions	—	90,334	—	90,334
Corporate	—	9,252	12,391	21,643
Total debt securities	—	425,897	12,391	438,288

Residential mortgage-backed securities:
GNMA	—	31,196	—	31,196
FNMA	—	84,407	—	84,407
FHLMC	—	48,901	—	48,901
Non-agency	—	660	—	660
Collateralized mortgage obligations:
GNMA	—	10,814	—	10,814
FNMA	—	162,852	—	162,852
FHLMC	—	212,056	—	212,056
SBA	—	11,954	—	11,954
Non-agency	—	3,904	—	3,904
Total mortgage-backed securities	—	566,744	—	566,744

Interest rate swaps	—	(7,651)	—	(7,651)

Total assets and liabilities	$4,685	984,990	12,391	1,002,066

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2013 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$9,850	—	—	9,850

Debt securities:
U.S. government and agencies	—	32	—	32
Government sponsored enterprises	—	316,057	—	316,057
States and political subdivisions	—	92,578	—	92,578
Corporate	—	8,925	12,251	21,176
Total debt securities	—	417,592	12,251	429,843

Residential mortgage-backed securities:
GNMA	—	32,263	—	32,263
FNMA	—	85,665	—	85,665
FHLMC	—	51,076	—	51,076
Non-agency	—	667	—	667
Collateralized mortgage obligations:
GNMA	—	11,494	—	11,494
FNMA	—	168,661	—	168,661
FHLMC		210,029		210,029
SBA	—	12,569	—	12,569
Non-agency	—	4,650	—	4,650
Total mortgage-backed securities	—	577,074	—	577,074

Interest rate swaps	—	(8,037)	—	(8,037)

Total assets and liabilities	$9,850	986,629	12,251	1,008,730

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Quarter ended
	March 31, 2014	March 31, 2013

Beginning balance	$12,251	11,119

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	—
Included in other comprehensive income	140	(49)

Purchases	—	—
Sales	—	—
Transfers in to Level 3	—	—
Transfers out of Level 3	—	—

Ending balance	$12,391	11,070

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at March 31, 2014 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans measured for impairment	$—	—	60,632	60,632

Real estate owned	—	—	16,692	16,692

Total assets	$—	—	77,324	77,324

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at December 31, 2013 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans measured for impairment	$—	—	62,730	62,730

Real estate owned	—	—	18,203	18,203

Total assets	$—	—	80,933	80,933

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

The table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2014 (dollar amounts in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)

Debt securities	$12,391	Discounted cash	Discount margin	0.35% to 2.1% (0.69)%
		flow	Default rates	1.00%
			Prepayment speeds	1.00% annually

Loans measured for impairment	60,632	Appraisal	Estimated cost to sell	10%
		value (1)

Real estate owned	16,692	Appraisal	Estimated cost to sell	10%
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

(10)                          Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities) and Interest Rate Swaps

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

We are currently a counterparty to three interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV.  The first swap modifies the re-pricing characteristics of Trust III, wherein for a ten year period expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The other two swaps modify the re-pricing characteristics of Trust IV, wherein (i) for a seven year period expiring in September 2015, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and (ii) for a ten year period expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contracts is not significant.  At March 31, 2014, $8.4 million of cash was pledged as collateral to the counterparty.

At March 31, 2014, the fair value of the swap agreements was $(7.7) million and was the amount we would have expected to pay if the contracts were terminated.  There was no material hedge ineffectiveness for these swaps.

The following table shows liability derivatives, included in other liabilities, at March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Fair value	$7,651	8,037
Notional amount	75,000	75,000
Collateral posted	8,355	8,405

(11)                          Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of March 31, 2014 we have accrued $2.4 million.  This amount is based on our analysis of currently available information and is subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances.  Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

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

(12)                      Changes in Accumulated Other Comprehensive Income

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended March 31, 2014
	Unrealized gains and losses on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2013	$(3,233)	(5,224)	(3,443)	(11,900)
Other comprehensive income before reclassification adjustments	5,596	251	—	5,847
Amounts reclassified from accumulated other comprehensive income (1), (2)	(1,904)	—	(138)	(2,042)

Net other comprehensive income	3,692	251	(138)	3,805

Balance as of March 31, 2014	$459	(4,973)	(3,581)	(8,095)

	For the quarter ended March 31, 2013
	Unrealized gains and losses on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2012	$15,853	(8,405)	(18,936)	(11,488)

Other comprehensive income before reclassification adjustments	670	680	—	1,350
Amounts reclassified from accumulated other comprehensive income (3), (4)	(66)	—	229	163

Net other comprehensive income	604	680	229	1,513

Balance as of March 31, 2013	$16,457	(7,725)	(18,707)	(9,975)

(1)         Consists of realized gains on securities (gain on sales of investments, net) of $3,122, net of tax (income tax expense) of $(1,218).

(2)         Consists of amortization of prior service cost (compensation and employee benefits) of $581 and amortization of net loss (compensation and employee benefits) of $(368), net of tax (income tax expense) of $(75).  See note 8.

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

Important factors that might cause such a difference include, but are not limited to:

•                                          changes in laws, government regulations or policies affecting financial institutions, including regulatory fees and capital requirements;

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

•                                          our ability to enter new markets successfully, capitalize on growth opportunities and our ability to successfully integrate acquired entities, if any;

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

Business Banking loans greater than or equal to $1.0 million are reviewed to determine if they should be individually evaluated for impairment. Smaller balance, homogeneous loans (e.g., primarily residential mortgage, home equity and consumer loans) are evaluated collectively for impairment. When a loan is considered to be impaired, the amount of impairment is measured based on (1) the present value of expected future cash flows discounted at the loan’s effective interest rate, (2) the loan’s market price or (3) the fair value of the collateral, less estimated cost to sell, if the loan is collateral dependent. Impairment losses are included in the allowance for loan losses. Impaired loans are charged-off or charged down when we believe that the ultimate collectability of a loan is not likely or the collateral value no longer supports the carrying value of the loan.

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

The allowance for impaired loans is based on individual analysis of all nonperforming loans greater than or equal to $1.0 million. The allowance is measured by the difference between the recorded value of impaired loans and their impaired value. The impaired value is either (1) the present value of the expected future cash flows from the borrower, (2) the market value of the loan or (3) the fair value of the collateral, less estimated costs to sell.

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

Valuation of Investment Securities - We classify marketable securities at the time of purchase as held-to-maturity, available-for-sale, or trading securities. Securities for which management has the intent and we have the ability to hold until their maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts on a level yield basis (amortized cost).  If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income/ (loss), a separate component of shareholders’ equity, net of tax. Securities classified as available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with changes in fair value included in earnings. The cost of securities sold is determined on a specific identification basis. We held no securities classified as trading at or for the quarter and year ended March 31, 2014 and December 31, 2013, respectively.

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

Goodwill - Goodwill is not subject to amortization but must be evaluated for impairment at least annually and possibly more frequently if certain events or changes in circumstances arise.  Under a quantitative approach, impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill.  Reporting units are identified based upon analyzing each of our individual operating segments.  A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews.  Determining the fair value of a reporting unit requires a high degree of subjective management judgment.  We have established June 30th of each year as the date for conducting the annual goodwill impairment assessment.  As of June 30, 2013, we, through the assistance of an external third party, performed an impairment test on goodwill.  We valued each reporting unit by using a weighted average of four valuation methodologies; comparable transaction approach, control premium approach, public market peers approach and discounted cash flow approach.  Declines in fair value could result in impairment being identified.  As of June 30, 2013, we did not identify any individual reporting unit where the fair value was less than the carrying value.  Future changes in the economic environment or the operations of the operating units could cause changes to the variables used, which could give rise to declines in the estimated fair value of the reporting units. There were no changes in our operations that would cause us to update the goodwill impairment test performed as of June 30, 2013 and accordingly we have determined that goodwill is not impaired as of March 31, 2014.

Other Intangible Assets - Using the purchase method of accounting for acquisitions, we are required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair values.  Through the assistance of an independent third party, we analyze and prepare a core deposit study for all bank acquisitions or an other identifiable intangible asset study, such as customer lists, for all non-bank acquisitions. The core deposit study reflects the cumulative present value benefit of acquiring deposits versus an alternative source of funding. The other identifiable intangible asset study reflects the cumulative present value benefit of acquiring the income stream from an existing customer base versus developing new business relationships.  Based upon analysis, the amount of the premium related to the core deposits or other identifiable intangibles of the business purchased is calculated along with the estimated life of the intangible. The intangible, which is recorded in other intangible assets, is then amortized to expense on an accelerated basis over an approximate life of seven years.  If it is subsequently determined that the period of economic benefit has decreased or no longer exists, accelerated amortization or impairment may occur.

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

Executive Summary and Comparison of Financial Condition

Total assets at March 31, 2014 were $7.975 billion, an increase of $93.5 million, or 1.2%, from $7.881 billion at December 31, 2013.  This increase in assets was due to increases in interest-earning deposits in other financial institutions of $86.6 million and net loans receivable of $39.9 million, which were partially offset by decreases in cash and cash equivalents of $16.2 million and marketable securities of $10.7 million. The net increase in total assets was funded by increases in deposits and advances from borrowers for taxes and insurance of $106.0 million and $4.4 million, respectively, as well as net income of $14.6 million for the quarter.

Total loans receivable increased by $44.8 million, or 0.8%, to $5.851 billion at March 31, 2014, from $5.806 billion at December 31, 2013.  Loan fundings during the quarter ended March 31, 2014, of $448.1 million exceeded loan maturities and principal repayments of $398.7 million and mortgage loan sales of $907,000.  Our business banking loan portfolio increased by $65.4 million, or 3.2%, to $2.076 billion at March 31, 2014 from $2.011 billion at December 31, 2013, as we continue to emphasize the origination of commercial and commercial real estate loans. Our personal banking loan portfolio decreased by $20.6 million, or 0.5%, to $3.775 billion at March 31, 2014 from $3.795 billion at December 31, 2013.  This decrease is primarily attributable to an $18.0 million decrease in home equity loans.  Historically home equity loan balances decrease during the first quarter and rebound during the second quarter as the weather improves and home improvements begin.

Total deposits increased by $106.0 million, or 1.9%, to $5.775 billion at March 31, 2014 from $5.669 billion at December 31, 2013.  All deposit account types, with the exception of time deposits, increased during the quarter ended March 31, 2014.  Noninterest-bearing demand deposits increased by $55.6 million, or 7.0%, to $844.7 million at March 31, 2014 from $789.1 million at December 31, 2013. Interest-bearing demand deposits increased by $38.0 million, or 4.5%, to $890.8 million at March 31, 2014 from $852.8 million at December 31, 2013.  Money market deposit accounts increased by $8.5 million, or 0.7%, to $1.176 billion at March 31, 2014 from $1.168 billion at December 31, 2013.  Savings deposits increased by $44.5 million, or 3.7%, to $1.236 billion at March 31, 2014 from $1.192 billion at December 31, 2013.  Time deposits decreased by $40.7 million, or 2.4%, to $1.627 billion at March 31, 2014 from $1.667 billion at December 31, 2013.  We believe the increase in more liquid types of deposit accounts is due primarily to customers’ reluctance to lock in time deposits at these historically low rates as well as our new marketing campaign to attract demand deposit customers, which started during March 2014.

Borrowed funds decreased by $16.0 million, or 1.8%, to $865.6 million at March 31, 2014, from $881.6 million at December 31, 2013. This decrease is the result of a $16.0 million decrease in reverse repurchase agreements.  None of our FHLB advances matured during the quarter and the next scheduled maturity is in 2015.

Total shareholders’ equity at March 31, 2014 was $1.158 billion, or $12.25 per share, an increase of $754,000, or 0.1%, from $1.157 billion, or $12.27 per share, at December 31, 2013.  This increase was primarily attributable to net income of $14.6 million for the quarter ended March 31, 2014, an increase in paid-in-capital of $3.1 million related to employee incentive stock option exercises and a decrease in accumulated other comprehensive loss of $3.8 million due to an improvement in the unrealized loss position of the investment securities portfolio. These increases were partially offset by cash dividend payments of $21.2 million.

Financial institutions and their holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on a company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting guidelines. Capital amounts and classifications are also subject to qualitative judgments made by the regulators about components, risk-weighting and other factors.

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

	At March 31, 2014
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,139,987	22.18%	—	—	—	—
Northwest Savings Bank	958,066	18.69%	410,193	8.00%	512,742	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,074,781	20.91%	—	—	—	—
Northwest Savings Bank	893,523	17.43%	205,097	4.00%	307,645	6.00%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,074,781	13.98%	—	—	—	—
Northwest Savings Bank	893,523	11.40%	313,446	4.00%	391,808	5.00%

	At December 31, 2013
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,147,027	22.46%	—	—	—	—
Northwest Savings Bank	946,531	18.60%	407,062	8.00%	508,828	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,081,060	21.17%	—	—	—	—
Northwest Savings Bank	882,234	17.34%	203,531	4.00%	305,297	6.00%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,081,060	13.87%	—	—	—	—
Northwest Savings Bank	882,234	11.42%	309,127	4.00%	386,408	5.00%

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

The following table shows the Basel III regulatory capital levels that must be maintained to avoid limitations on capital distributions and discretionary bonus payments for the periods indicated:

		Basel III Regulatory Capital Requirements
		January 1,	January 1,	January 1,	January 1,	January 1,
	Current	2015	2016	2017	2018	2019
New Tier 1 common equity ratio plus capital conservation buffer	—	4.50%	5.125%	5.75%	6.375%	7.00%
Tier 1 risk-based capital ratio	4.00%	—	—	—	—	—
Tier 1 risk-based capital ratio plus capital conservation buffer	—	6.00%	6.625%	7.25%	7.875%	8.50%
Total risk-based capital ratio	8.00%	—	—	—	—	—
Total risk-based capital ratio plus capital conservation buffer	—	8.00%	8.625%	9.25%	9.875%	10.50%

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at March 31, 2014 was 13.6%.  We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments.  At March 31, 2014 Northwest had $2.079 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, as well as $184.6 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

We paid $21.2 million and $0 in cash dividends during the quarters ended March 31, 2014 and 2013, respectively.  The payment of the regular dividend for the first quarter of 2013 was accelerated into the fourth quarter of 2012. The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 143.8% for the quarter ended March 31, 2014, on a regular dividend of $0.13 per share and a special dividend of $0.10 per share.  As was previously announced on April 14, 2014 we declared a special dividend of $1.00 per share and on April 16, 2014, the Board of Directors declared a regular dividend of $0.13 per share.  Both dividends are payable on May 15, 2014 to shareholders of record as of May 1, 2014.  This represents the 78th consecutive quarter we have paid a regular cash dividend.

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

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
Loans 90 days or more delinquent:
Residential mortgage loans	$20,564	$24,625
Home equity loans	8,420	8,344
Other consumer loans	1,818	2,057
Commercial real estate loans	16,098	18,433
Commercial loans	4,494	4,298
Total loans 90 days or delinquent	$51,394	$57,757
Total real estate owned (REO)	16,692	18,203
Total loans 90 days or more delinquent and REO	68,086	75,960
Total loans 90 days or more delinquent to net loans receivable	0.89%	1.00%
Total loans 90 days or more delinquent and REO to total assets	0.85%	0.95%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more delinquent	$51,394	57,757
Nonaccrual loans - loans less than 90 days delinquent	57,688	49,464
Loans 90 days or more past maturity and still accruing	709	690
Total nonperforming loans	109,791	107,911
Total nonperforming assets	$126,483	126,114
Nonaccrual troubled debt restructured loans *	$34,268	28,889
Accruing troubled debt restructured loans	40,243	50,277
Total troubled debt restructured loans	$74,511	79,166

* Included in nonaccurual loans above.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment.  Impaired loans at March 31, 2014 and December 31, 2013 were $162.4 million and $173.8 million, respectively.

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

On an ongoing basis, the Credit Administration department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans.  This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis.  In addition, a meeting is held every quarter with each region to monitor the performance and status of loans on an internal watch list.  On an on-going basis the loan officer in conjunction with a portfolio manager grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated.  This rating is also reviewed independently by our Loan Review department on a periodic basis.  Our loan grading system for problem loans is consistent with industry regulatory guidelines which classify loans as “substandard”, “doubtful” or “loss.”  Loans that do not expose us to risk sufficient to warrant classification in one of the previous categories, but which possess some weaknesses, are designated as “special mention”.  A “substandard” loan is any loan that is 90 days or more contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable.  Loans classified as “loss” are considered uncollectible so that their continuance as assets without the establishment of a specific loss allowance is not warranted.

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

The individual impairment measures along with the estimated loss for each homogeneous pool are consolidated into one summary document.  This summary schedule along with the support documentation used to establish this schedule is presented to management’s Credit Committee on a quarterly basis.  The Credit Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, lending products and activity, competition and collateral values, as well as economic conditions in general and in each of our market areas.  Based on this review and discussion, the appropriate amount of ALL is estimated and any adjustments to reconcile the actual ALL with this estimate are determined.  In addition, the Credit Committee considers if any changes to the methodology are needed.  The Credit Committee also reviews and discusses delinquency trends, nonperforming asset amounts and ALL levels and ratios compared to our peer group as well as state and national statistics.  Similarly, following the Credit Committee’s review and approval, a review is performed by the Risk Management Committee of the Board of Directors on a quarterly basis.

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

We utilize a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses.  As part of the analysis as of March 31, 2014, we considered the economic conditions in our markets, such as the unemployment and bankruptcy levels as well as changes in real estate collateral values.  In addition, we considered the overall trends in asset quality, specific reserves already established for criticized loans, historical loss rates and collateral valuations.  As a result of this analysis, the allowance for loan losses increased by $4.9 million, or 6.8%, to $76.2 million, or 1.30% of total loans, at March 31, 2014 from $71.3 million, or 1.23% of total loans, at December 31, 2013.  This increase is primarily attributable to one commercial loan and one commercial real estate loan requiring additional reserves totaling $6.1 million. Partially offsetting these factors were decreases in classified loans, TDRs and non-accrual loans delinquent 90 days or more of $14.5 million, $4.7 million and $6.4 million, respectively, compared to December 31, 2013.

We also consider how the level of non-accrual loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Non-accrual loans of $109.1 million or 1.9% of total loans receivable, at March 31, 2014 increased by $1.9 million, or 1.7%, from $107.2 million, or 1.9% of total loans receivable, at December 31, 2013.  As a percentage of average loans, annualized net charge-offs decreased to 0.18% for the quarter ended March 31, 2014 compared to 0.36% for the year ended December 31, 2013 and 0.59% for the quarter ended March 31, 2013.

Comparison of Operating Results for the Quarters Ended March 31, 2014 and 2013

Net income for the quarter ended March 31, 2014 was $14.6 million, or $0.16 per diluted share, a decrease of $658,000, or 4.3%, from $15.3 million, or $0.17 per diluted share, for the quarter ended March 31, 2013.  The decrease in net income resulted from a decrease in net interest income of $3.1 million, or 4.8%, and an increase in noninterest expense of $1.7 million, or 3.3%.  Partially offsetting these factors was an increase in noninterest income of $3.3 million, or 20.0%, and a decrease in income tax expense of $1.2 million, or 18.2%.  Annualized, net income for the quarter ended March 31, 2014 represents a 5.16% and 0.75% return on average equity and return on average assets, respectively, compared to 5.45% and 0.78% for the same quarter last year.  A discussion of significant changes follows.

Interest Income

Total interest income decreased by $4.5 million, or 5.7%, to $75.1 million for the quarter ended March 31, 2014 due primarily to a decrease in the average yield earned on interest earning assets to 4.16% for the quarter ended March 31, 2014 from 4.35% for the quarter ended March 31, 2013.  The average yield on all categories of interest earning assets decreased when compared to the prior year period, with the exception of Federal Home Loan Bank of Pittsburgh stock (“FHLB”) and other interest earning deposits.  Partially offsetting this decrease in yield was an increase in the average balance of interest earning assets of $13.9 million, or 0.2%, to $7.347 billion for the quarter ended March 31, 2014 from $7.333 billion for the quarter ended March 31, 2013.

Interest income on loans receivable decreased $3.6 million, or 4.9%, to $69.4 million for the quarter ended March 31, 2014 compared to $73.0 million for the quarter ended March 31, 2013.  This decrease in interest income on loans receivable can be attributed to a decline in the average yield which decreased to 4.83% for the quarter ended March 31, 2014 from 5.18% for the quarter ended March 31, 2013.  The continued decline in average yield is due primarily to the historically low level of market interest rates in general and continued competitive pricing pressure for new, as well as existing, credit relationships.  Partially offsetting this decrease was an increase in the average balance of loans receivable of $185.2 million, or 3.3%, to $5.824 billion for the quarter ended March 31, 2014 from $5.638 billion for the quarter ended March 31, 2013.  This increase is due to continued success in increasing market share and the retention of most of the residential mortgage loans originated by our wholesale lending function rather than selling a portion of these originations in the secondary market.

Interest income on mortgage-backed securities decreased by $648,000, or 18.8%, to $2.8 million for the quarter ended March 31, 2014 from $3.4 million for the quarter ended March 31, 2013.  This decrease is the result of decreases in both the average balance and average yield. The average balance of mortgage-backed securities decreased by $104.4 million, or 14.4%, to $621.1 million for the quarter ended March 31, 2014 from $725.5 for the quarter ended March 31, 2013 due primarily to redirecting cash flows from these securities to fund loan growth and purchase other types of investments which have shorter durations.  The average yield on mortgage-backed securities decreased to 1.80% for the quarter ended March 31, 2014 from 1.90% for the quarter ended March 31, 2013. The decrease in average yield resulted primarily from the purchase of mortgage-backed securities at generally lower interest rates than the existing portfolio.

Interest income on investment securities decreased by $233,000, or 7.9%, to $2.7 million for the quarter ended March 31, 2014 from $3.0 million for the quarter ended March 31, 2013.  This decrease is due to a decrease in the average yield of investment securities to 2.16% for the quarter ended March 31, 2014 from 2.52% for the quarter ended March 31, 2013.  This decrease is primarily the result of higher rate, tax-free, municipal securities maturing or being called and being replaced by lower yielding, shorter duration government agency securities.  Partially offsetting this decrease was an increase in the average balance of investment securities of $37.0 million, or 7.9%, to $507.4 million for the quarter ended March 31, 2014 from $470.4 million for the quarter ended March 31, 2013.  This increase resulted from utilizing existing cash and excess cash flow from mortgage-backed securities to purchase government agency securities, with a shorter duration in an effort to maintain our net interest margin while minimizing maturity extension risk.

For the quarter ended March 31, 2014 we received dividends on FHLB stock of $275,000 on an average balance of $43.7 million, resulting in a yield of 2.52%, compared to dividends of $38,000 on an average balance of $46.9 million, resulting in a yield of 0.32% for the quarter ended March 31, 2013.

Interest income on interest-earning deposits decreased by $51,000, or 20.3%, to $200,000 for the quarter ended March 31, 2014 from $251,000 for the quarter ended March 31, 2013.  This decrease is due primarily to a decrease in the average balance, which was partially offset by an increase of one basis point in the average yield. The average balance of interest-earning deposits decreased by $100.8 million, or 22.3%, to $351.6 million for the quarter ended March 31, 2014 from $452.4 million for the quarter ended March 31, 2013, due to the utilization of cash to fund loan growth and the payment of dividends over the past year.

Interest Expense

Interest expense decreased by $1.4 million, or 9.2%, to $14.2 million for the quarter ended March 31, 2014 from $15.6 million for the quarter ended March 31, 2013.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities, which decreased to 0.98% from 1.07%, as well as a decrease in the average balance of interest-bearing liabilities, which decreased by $74.1 million, or 1.2%, to $5.861 billion for the quarter ended March 31, 2014 from $5.935 billion for the quarter ended March 31, 2013.  The decrease in the cost of funds resulted primarily from the current level of market interest rates which enabled us to reduce the rate of interest paid on time deposit products. Also contributing to the decrease was the maturity of an interest rate swap used to hedge the interest rate on our junior subordinated debentures.  The decrease in average interest-bearing liabilities resulted from a reduction in average time deposits of $207.6 million, or 11.2%, compared to last year, as consumers continue to shift investment priorities to shorter duration or demand products as well as to utilize funds for living expenses. This decrease in time deposits was partially offset by a combined increase in the average balance of interest-bearing checking, savings and money market accounts of $105.8 million, or 3.4%, compared to the average balance for the same quarter last year.

Net Interest Income

Net interest income decreased by $3.1 million, or 4.8%, to $60.9 million for the quarter ended March 31, 2014 from $64.0 million for the quarter ended March 31, 2013.  This decrease is attributable to the factors discussed above.  The current level of market interest rates reduced the interest rates on loan originations and investment purchases at a faster pace than we were able to reduce our cost of funds, resulting in compression of our net interest spread and margin.  Our net interest rate spread decreased to 3.18% for the quarter ended March 31, 2014 from 3.28% for the quarter ended March 31, 2013 and our net interest margin decreased to 3.38% for the quarter ended March 31, 2014 from 3.49% for the quarter ended March 31, 2013.

Provision for Loan Losses

The provision for loan losses increased by $327,000, or 4.6%, to $7.5 million for the quarter ended March 31, 2014 from $7.2 million for the quarter ended March 31, 2013.  This increase is due primarily to two business banking loans requiring provisions of $3.8 million and $1.5 million, respectively.  Improvements in overall asset quality partially offset these increases.  Classified loans decreased by $13.2 million, or 5.6%, to $222.4 million at March 31, 2014 from $235.5 million at March 31, 2013.  In addition, TDRs decreased by $16.9 million, or 18.4%, to $74.5 million at March 31, 2014 from $91.4 million at March 31, 2013 and loans 90 days or more delinquent decreased by $21.2 million, or 29.2%, to $51.4 million at March 31, 2014 from $72.6 million at March 31, 2013.

In determining the amount of the current period provision, we considered current economic conditions, including unemployment levels and bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss factors.  Net charge-offs for the quarter ended March 31, 2014 were $2.6 million compared to $8.4 million for the quarter ended March 31, 2013.  Annualized net charge-offs to average loans decreased to 0.18% for the quarter ended March 31, 2014 from 0.59% for the quarter ended March 31, 2013. We analyze the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.

Noninterest Income

Noninterest income increased by $3.3 million, or 20.0%, to $19.7 million for the quarter ended March 31, 2014 from $16.4 million for the quarter ended March 31, 2013. The increase is primarily attributable to increases in gain on sale of investments, trust and other financial services income and insurance commission income.  Gain on sale of investments increased by $3.2 million to $3.3 million for the quarter ended March 31, 2014 from $101,000 for the quarter ended March 31, 2013, as a result sales of equity securities during the current quarter.  Trust and other financial services income increased by $843,000, or 38.2% to $3.0 million for the quarter ended March 31, 2014 from $2.2 million for the quarter ended March 31, 2013.  This increase is due to our acquisition of Evans Capital Management, Inc. as of January 1, 2014 as well as increases in the amount of assets under management.  Insurance commission income increased by $269,000, or 11.7%, to $2.6 million for the quarter ended March 31, 2014 from $2.3 million for the quarter ended March 31, 2013, due primarily to our continued emphasis on increasing cross-sales opportunities between our banking, investment and insurance areas.  Partially offsetting these factors was a decrease in mortgage banking income.  Mortgage banking income decreased by $707,000, or 74.0%, to $249,000 for the quarter ended March 31, 2014 from $956,000 for the quarter ended March 31, 2013.  This decrease resulted from fewer sales of residential mortgage loans to the secondary market during the current quarter compared to the same period last year.

Noninterest Expense

Noninterest expense increased by $1.7 million, or 3.3%, to $53.2 million for the quarter ended March 31, 2014 from $51.5 million for the quarter ended March 31, 2013.  This increase is primarily the result of increases in processing expense, office operations and premises and occupancy costs.  Processing expense increased by $736,000, or 12.6%, to $6.6 million for the quarter ended March 31, 2014 from $5.9 million for the quarter ended March 31, 2013.  This increase is primarily the result of software upgrades to enhance our compliance management system.  Office operations increased by $489,000, or 15.0%, to $3.8 million for the quarter ended March 31, 2014 from $3.3 million for the quarter ended March 31, 2013, due primarily to increased collections costs.  Premises and occupancy costs increased by $404,000, or 6.6% to $6.6 million for the quarter ended March 31, 2014 from $6.2 million for the quarter ended March 31, 2013.  This increase is primarily the result of increased utilities and snow removal costs due to the unusually harsh winter in our market area.  These increases were partially offset by a decrease in marketing expense of $263,000, or 13.8%, to $1.6 million for the quarter ended March 31, 2014 from $1.9 million for the quarter ended March 31, 2013.  This decrease was due to the timing of various campaigns in the current and prior year.

Income Taxes

The provision for income taxes decreased by $1.1 million, or 18.2%, to $5.3 million for the quarter ended March 31, 2014 from $6.4 million for the quarter ended March 31, 2013.  This decrease in income tax expense is primarily a result of the decrease in income before income taxes of $1.8 million, or 8.4%. In addition, the $1.00 per share special dividend announced on April 14, 2014 is deductible on the Company’s common stock held in our Employee Stock Ownership Plan and 401(k) plan.  Our effective tax rate for the quarter ended March 31, 2014 was 26.5% compared to 29.6% for the quarter ended March 31, 2013.  We anticipate our effective tax rate to be approximately 27.0% for the year.

Average Balance Sheet

(Dollars in thousands)

The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the averagebalance of assets or liabilities, respectively, for the periods presented.  Average balances are calculated using daily averages.

	Quarter ended March 31,
	2014			2013
			Avg.			Avg.
	Average		yield/	Average		yield/
	balance	Interest	cost (f)	balance	Interest	cost (f)
Assets:
Interest-earning assets:
Loans receivable (a) (b) (includes FTE adjustments of $543 and $554, respectively)	$5,823,527	69,916	4.87%	5,638,332	73,527	5.22%
Mortgage-backed securities (c)	621,146	2,793	1.80%	725,524	3,441	1.90%
Investment securities (c) (includes FTE adjustments of $892 and $1,111, respectively)	507,354	3,627	2.86%	470,386	4,079	3.47%
FHLB stock	43,715	275	2.52%	46,868	38	0.32%
Other interest-earning deposits	351,615	200	0.23%	452,385	251	0.22%

Total interest-earning assets (includes FTE adjustments of $1,435 and $1,665, respectively)	7,347,357	76,811	4.23%	7,333,495	81,336	4.44%

Noninterest earning assets (d)	584,754			585,516

Total assets	$7,932,111			7,919,011

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$1,208,349	804	0.27%	1,180,487	894	0.31%
Interest-bearing checking deposits	851,723	139	0.07%	840,264	139	0.07%
Money market deposit accounts	1,173,957	782	0.27%	1,107,522	742	0.27%
Time deposits	1,642,224	4,765	1.18%	1,849,782	6,039	1.32%
Borrowed funds (e)	881,187	6,557	3.02%	853,487	6,426	3.05%
Junior subordinated debentures	103,094	1,157	4.49%	103,094	1,405	5.45%

Total interest-bearing liabilities	5,860,534	14,204	0.98%	5,934,636	15,645	1.07%

Noninterest-bearing checking deposits	815,117			768,071
Noninterest-bearing liabilities	105,027			77,106

Total liabilities	6,780,678			6,779,813

Shareholders’ equity	1,151,433			1,139,198

Total liabilities and shareholders’ equity	$7,932,111			7,919,011

Net interest income/ Interest rate spread		62,607	3.25%		65,691	3.37%

Net interest-earning assets/ Net interest margin	$1,486,823		3.45%	1,398,859		3.58%

Ratio of interest-earning assets to interest-bearing liabilities	1.25X			1.24X

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

(f) Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans – 4.83% and 5.18%, respectively; Investment securities – 2.16% and 2.52%, respectively; interest-earning assets – 4.16% and 4.35%, respectively. GAAP basis net interest rate spreads were 3.18% and 3.28%, respectively; and GAAP basis net interest margins were 3.38% and 3.49%, respectively.

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

Quarters ended March 31, 2014 and 2013

			Net
	Rate	Volume	Change
Interest earning assets:
Loans receivable	$(6,026)	2,415	(3,611)
Mortgage-backed securities	(179)	(469)	(648)
Investment securities	(716)	264	(452)
FHLB stock	257	(20)	237
Other interest-earning deposits	6	(57)	(51)
Total interest-earning assets	(6,658)	2,133	(4,525)

Interest-bearing liabilities:
Savings deposits	(111)	21	(90)
Interest-bearing checking deposits	(2)	2	—
Money market deposit accounts	(4)	44	40
Time deposits	(636)	(638)	(1,274)
Borrowed funds	(77)	208	131
Junior subordinated debentures	(248)	—	(248)
Total interest-bearing liabilities	(1,078)	(363)	(1,441)

Net change in net interest income	$(5,580)	2,496	(3,084)

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at March 31, 2014 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from March 31, 2014 levels.

	Increase			Decrease
Non-parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/ (decrease) in net income	0.0%	3.3%	4.1%	(11.2)%
Projected increase/ (decrease) in return on average equity	0.0%	3.2%	4.0%	(10.8)%
Projected increase/ (decrease) in earnings per share	$0.00	$0.02	$0.02	$(0.08)
Projected percentage increase/ (decrease) in market value of equity	(3.7)%	(13.8)%	(20.9)%	(2.8)%

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

Item 1A.  Risk Factors

There are no material changes to the risk factors as previously discussed in Item 1A, to Part I of our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)                                  Not applicable.

b.)                                  Not applicable.

c.)                                   The following table discloses information regarding the repurchase of shares of common stock during the quarter ending March 31, 2014:

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (1)	Maximum number of shares yet to be purchased under the plan (1)
January	—	$—	—	1,049,189
February	—	—	—	1,049,189
March	—	—	—	1,049,189
	—	$—

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (2)	Maximum number of shares yet to be purchased under the plan (2)
January	—	$—	—	5,000,000
February	—	—	—	5,000,000
March	—	—	—	5,000,000
	—	$—

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	May 9, 2014	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	May 9, 2014	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller
(Principal Accounting Officer of the Registrant)