Form 10-Q
period 2014-06-30
Northwest Bancshares, Inc.
filed 2014-08-08
CIK 1471265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

Common Stock ($0.01 par value) 94,964,483 shares outstanding as of July 31, 2014

NORTHWEST BANCSHARES, INC.

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2014	2013
Assets
Cash and due from banks	$97,467	98,122
Interest-earning deposits in other financial institutions	287,867	293,149
Federal funds sold and other short-term investments	634	634
Marketable securities available-for-sale (amortized cost of $972,258 and $1,022,078)	977,786	1,016,767
Marketable securities held-to-maturity (fair value of $117,670 and $124,061)	114,154	121,366
Total cash and investments	1,477,908	1,530,038

Personal Banking:
Residential mortgage loans held for sale	—	221
Residential mortgage loans	2,485,740	2,482,783
Home equity loans	1,066,943	1,083,939
Other consumer loans	231,974	228,348
Total Personal Banking	3,784,657	3,795,291
Business Banking:
Commercial real estate loans	1,694,882	1,608,399
Commercial loans	406,195	402,601
Total Business Banking	2,101,077	2,011,000
Total loans	5,885,734	5,806,291
Allowance for loan losses	(71,442)	(71,348)
Total loans, net	5,814,292	5,734,943

Federal Home Loan Bank stock, at cost	43,986	43,715
Accrued interest receivable	21,756	21,821
Real estate owned, net	14,915	18,203
Premises and equipment, net	145,344	146,139
Bank owned life insurance	142,223	140,172
Goodwill	175,988	174,463
Other intangible assets	3,694	2,319
Other assets	62,210	69,663
Total assets	$7,902,316	7,881,476

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing checking deposits	$872,661	789,135
Interest-bearing checking deposits	901,486	852,809
Money market deposit accounts	1,183,228	1,167,954
Savings deposits	1,236,307	1,191,584
Time deposits	1,580,240	1,667,397
Total deposits	5,773,922	5,668,879

Borrowed funds	869,335	881,645
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	103,094	103,094
Advances by borrowers for taxes and insurance	37,677	26,669
Accrued interest payable	816	888
Other liabilities	45,000	43,499
Total liabilities	6,829,844	6,724,674

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 94,949,695 and 94,243,713 shares issued, respectively	949	943
Paid-in capital	626,213	619,678
Retained earnings	472,726	571,164
Unallocated common stock of employee stock ownership plan	(22,200)	(23,083)
Accumulated other comprehensive loss	(5,216)	(11,900)
Total shareholders’ equity	1,072,472	1,156,802
Total liabilities and shareholders’ equity	$7,902,316	7,881,476

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Quarter ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income:
Loans receivable	$70,797	71,987	140,170	144,960
Mortgage-backed securities	2,666	3,308	5,459	6,749
Taxable investment securities	1,014	1,034	2,094	1,939
Tax-free investment securities	1,598	2,094	3,253	4,157
Interest-earning deposits	286	340	486	591
Total interest income	76,361	78,763	151,462	158,396

Interest expense:
Deposits	6,421	7,404	12,911	15,218
Borrowed funds	7,793	8,032	15,507	15,863
Total interest expense	14,214	15,436	28,418	31,081

Net interest income	62,147	63,327	123,044	127,315
Provision for loan losses	8,285	5,405	15,770	12,563
Net interest income after provision for loan losses	53,862	57,922	107,274	114,752

Noninterest income:
Gain on sale of investments	349	19	3,697	120
Service charges and fees	9,042	9,037	17,450	17,728
Trust and other financial services income	3,055	2,263	6,102	4,467
Insurance commission income	2,237	2,190	4,801	4,485
Loss on real estate owned, net	(562)	(2,285)	(697)	(2,415)
Income from bank owned life insurance	1,050	1,088	2,051	2,173
Mortgage banking income	265	236	514	1,192
Other operating income	1,688	865	2,863	2,041
Total noninterest income	17,124	13,413	36,781	29,791

Noninterest expense:
Compensation and employee benefits	28,543	28,156	56,515	56,086
Premises and occupancy costs	5,740	5,744	12,297	11,897
Office operations	3,868	3,866	7,625	7,134
Processing expenses	6,639	7,390	13,228	13,243
Marketing expenses	2,931	2,093	4,568	3,993
Federal deposit insurance premiums	1,338	1,424	2,635	2,862
Professional services	1,775	1,199	3,837	2,892
Amortization of other intangible assets	331	349	662	697
Real estate owned expense	459	600	1,098	1,199
Other expenses	2,182	1,985	4,504	4,274
Total noninterest expense	53,806	52,806	106,969	104,277

Income before income taxes	17,180	18,529	37,086	40,266

Federal and state income taxes	4,465	5,051	9,731	11,490

Net income	$12,715	13,478	27,355	28,776

Basic earnings per share	$0.14	0.15	0.30	0.32

Diluted earnings per share	$0.14	0.15	0.30	0.32

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Quarter ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Income	$12,715	13,478	27,355	28,776
Other comprehensive income net of tax:
Net unrealized holding gains/ (losses) on marketable securities:
Unrealized holding gains/ (losses) net of tax of $(1,997), $7,276, $(5,576) and $6,841, respectively	3,123	(11,399)	8,719	(10,729)
Reclassification adjustment for gains included in net income, net of tax of $130, $44, $1,348 and $87 respectively	(204)	(68)	(2,108)	(134)
Net unrealized holding gains/ (losses) on marketable securities	2,919	(11,467)	6,611	(10,863)

Change in fair value of interest rate swaps, net of tax of $(53), $(874), $(188) and $(1,241), respectively	98	1,626	349	2,306

Defined benefit plan:
Reclassification adjustment for prior period service costs included in net income, net of tax of $74, $(123), $149 and $(246), respectively	(138)	229	(276)	458

Other comprehensive income/ (loss)	2,879	(9,612)	6,684	(8,099)

Total comprehensive income	$15,594	3,866	34,039	20,677

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, expect share data)

Quarter ended June 30, 2013

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at March 31, 2013	93,802,335	$938	615,160	565,594	(9,975)	(24,137)	1,147,580

Comprehensive income:
Net income	—	—	—	13,478	—	—	13,478

Other comprehensive loss, net of tax of $6,350	—	—	—	—	(9,612)	—	(9,612)

Total comprehensive income	—	—	—	13,478	(9,612)	—	3,866

Exercise of stock options	174,992	2	1,681	—	—	—	1,683

Stock compensation expense	269,320	3	1,134	—	—	394	1,531

Share repurchases	(368,800)	(4)	(4,455)	—	—	—	(4,459)

Dividends paid ($0.24 per share)	—	—	—	(21,968)	—	—	(21,968)

Ending balance at June 30, 2013	93,877,847	$939	613,520	557,104	(19,587)	(23,743)	1,128,233

Quarter ended June 30, 2014

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at March 31, 2014	94,464,430	$945	622,758	564,580	(8,095)	(22,632)	1,157,556

Comprehensive income:
Net income	—	—	—	12,715	—	—	12,715

Other comprehensive income, net of tax of $(1,846)	—	—	—	—	2,879	—	2,879

Total comprehensive income	—	—	—	12,715	2,879	—	15,594

Exercise of stock options	212,635	2	2,167	—	—	—	2,169

Stock compensation expense	272,630	2	1,288	—	—	432	1,722

Dividends paid ($1.13 per share)	—	—	—	(104,569)	—	—	(104,569)

Ending balance at June 30, 2014	94,949,695	$949	626,213	472,726	(5,216)	(22,200)	1,072,472

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, expect share data)

Six months ended June 30, 2013

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2012	93,652,960	$937	613,249	550,296	(11,488)	(24,525)	1,128,469

Comprehensive income:
Net income	—	—	—	28,776	—	—	28,776

Other comprehensive loss, net of tax of $5,441	—	—	—	—	(8,099)	—	(8,099)

Total comprehensive income	—	—	—	28,776	(8,099)	—	20,677

Exercise of stock options	324,367	3	2,898	—	—	—	2,901

Stock-based compensation expense	269,320	3	1,828	—	—	782	2,613

Share repurchases	(368,800)	(4)	(4,455)	—	—	—	(4,459)

Dividends paid ($0.24 per share)	—	—	—	(21,968)	—	—	(21,968)

Ending balance at June 30, 2013	93,877,847	$939	613,520	557,104	(19,587)	(23,743)	1,128,233

Six months ended June 30, 2014

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2013	94,243,713	$943	619,678	571,164	(11,900)	(23,083)	1,156,802

Comprehensive income:
Net income	—	—	—	27,355	—	—	27,355

Other comprehensive income, net of tax of $(4,267)	—	—	—	—	6,684	—	6,684

Total comprehensive income	—	—	—	27,355	6,684	—	34,039

Exercise of stock options	433,352	4	4,459	—	—	—	4,463

Stock-based compensation expense	272,630	2	2,076	—	—	883	2,961

Dividends paid ($1.36 per share)	—	—	—	(125,793)	—	—	(125,793)

Ending balance at June 30, 2014	94,949,695	$949	626,213	472,726	(5,216)	(22,200)	1,072,472

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six months ended
	June 30,
	2014	2013
OPERATING ACTIVITIES:
Net Income	$27,355	28,776
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15,770	12,563
Net gain on sale of assets	(3,874)	(584)
Net depreciation, amortization and accretion	4,937	4,708
Decrease in other assets	4,591	11,200
Decrease in other liabilities	(3,531)	(21)
Net amortization on marketable securities	210	59
Noncash write-down of real estate owned	1,381	2,971
Origination of loans held for sale	(758)	(35,991)
Proceeds from sale of loans held for sale	1,023	51,673
Noncash compensation expense related to stock benefit plans	2,961	2,613
Net cash provided by operating activities	50,065	77,967

INVESTING ACTIVITIES:
Purchase of marketable securities available-for-sale	(22,805)	(227,595)
Proceeds from maturities and principal reductions of marketable securities available-for-sale	70,071	143,939
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	7,205	21,690
Proceeds from sale of marketable securities available-for-sale	6,048	—
Loan originations	(939,594)	(984,068)
Proceeds from loan maturities and principal reductions	842,751	962,424
Purchase of Federal Home Loan Bank stock	(271)	(1,406)
Proceeds from sale of real estate owned	5,704	8,969
Sale of real estate owned for investment, net	304	228
Purchase of premises and equipment	(5,034)	(7,895)
Acquistions, net of cash received	(2,792)	—
Net cash used in investing activities	(38,413)	(83,714)

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

(in thousands)

	Six months ended
	June 30,
	2014	2013
FINANCING ACTIVITIES:
Increase in deposits, net	$105,043	18,492
Proceeds from long-term borrowings	—	30,000
Repayments of long-term borrowings	(27)	(34)
Net decrease in short-term borrowings	(12,283)	(32,669)
Increase in advances by borrowers for taxes and insurance	11,008	9,935
Cash dividends paid	(125,793)	(21,968)
Purchase of common stock for retirement	—	(4,459)
Proceeds from stock options exercised	4,463	2,901
Net cash (used in)/ provided by financing activities	(17,589)	2,198

Net decrease in cash and cash equivalents	$(5,937)	(3,549)

Cash and cash equivalents at beginning of period	$391,905	451,704
Net decrease in cash and cash equivalents	(5,937)	(3,549)
Cash and cash equivalents at end of period	$385,968	448,155

Cash and cash equivalents:
Cash and due from banks	$97,467	87,524
Interest-earning deposits in other financial institutions	287,867	359,997
Federal funds sold and other short-term investments	634	634
Total cash and cash equivalents	$385,968	448,155

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $11,608 and $13,707, respectively)	$28,490	30,926
Income taxes	$14,872	15,960

Non-cash activities:
Loans foreclosures and repossessions	$3,707	7,019
Sale of real estate owned financed by the Company	$330	296

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

(1)                                 Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company”) or (“NWBI”), a Maryland corporation headquartered in Warren, Pennsylvania, is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  The Company was incorporated to be the successor to Northwest Bancorp, Inc. upon the completion of the mutual-to-stock conversion of Northwest Bancorp, MHC in December 2009.  The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”).  Northwest is regulated by the FDIC and the Pennsylvania Department of Banking.  At June 30, 2014, Northwest operated 165 community-banking offices throughout Pennsylvania, western New York, eastern Ohio and Maryland.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Settlement Agency, LLC, Northwest Consumer Discount Company, Northwest Financial Services, Inc., Northwest Advisors, Inc., Northwest Capital Group, Inc., Allegheny Services, Inc., Great Northwest Corporation, Boetger & Associates, Inc., The Bert Company, Veracity Benefits Designs and Evans Capital Management, Inc. The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information or footnotes required for complete annual financial statements.  In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included.  The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 updated, as required, for any new pronouncements or changes.

The results of operations for the quarter and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other period.

Stock-Based Compensation

On May 21, 2014, we awarded employees 534,950 stock options and directors 57,600 stock options with an exercise price of $13.15 and grant date fair value of $1.45 per stock option.  On May 21, 2014, we also awarded employees 251,030 restricted common shares and directors 21,600 restricted common shares with a grant date fair value of $13.22.  Awarded stock options and common shares vest over a ten-year period with the first vesting occurring on the grant date.  Stock-based compensation expense of $1.8 million and $1.5 million for the quarter ended June 30, 2014 and 2013, respectively, and $3.0 million and $2.6 million for the six months ended June 30, 2014 and 2013, respectively, was recognized in compensation expense relating to our stock benefit plans.  At June 30, 2014 there was compensation expense of $5.5 million to be recognized for awarded but unvested stock options and $17.2 million for unvested common shares.

Income Taxes- Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of June 30, 2014 we had no liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in federal and state income taxes and (2) refund claims in other operating income.  We recognize penalties (if any) in federal and state income taxes.  There is no amount accrued for the payment of interest or penalties at June 30, 2014.  We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2012, 2011 and 2010.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” This guidance permits reporting entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The proportional amortization method permits the amortization of the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. This guidance is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2014, and early adoption is permitted. We do not expect that this standard will have a material impact on our results of operations or financial position.

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

In May 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of this guidance requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and provides five steps to be analyzed to accomplish the core principle. This guidance is effective retrospectively for annual reporting periods beginning after December 15, 2016, including interim periods within those years and early adoption is not permitted.  We are currently evaluating the impact this standard will have on our results of operations and financial position.

In June 2014 the FASB issued ASU 2014-11, “Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”. This guidance requires repurchase-to-maturity transactions to be recorded and accounted for as secured borrowings and also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  Additionally, an entity is required to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements, and provide increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The guidance related to repurchase-to-maturity and repurchase financing transactions, and disclosures for certain transactions accounted for as a sale is effective for annual reporting periods beginning after December 15, 2014, including interim periods within those years. The disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015.  We do not expect that this standard will have a material impact on our results of operations or financial position.

In June 2014 the FASB issued ASU 2014-12, “Compensation—Stock Compensation”. This guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Specifically, if the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. Further, the total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. This guidance is effective for annual periods beginning after December 15, 2015, including interim periods within those years and early adoption is permitted.  We do not expect that this standard will have a material impact on our results of operations or financial position.

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

At or for the quarter ended:

	Community	Consumer
June 30, 2014 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$71,435	4,706	220	76,361
Intersegment interest income	591	—	(591)	—
Interest expense	13,148	591	475	14,214
Provision for loan losses	7,500	785	—	8,285
Noninterest income	16,629	482	13	17,124
Noninterest expense	50,540	2,948	318	53,806
Income tax expense (benefit)	4,519	358	(412)	4,465
Net income	12,948	506	(739)	12,715
Total assets	$7,773,965	105,909	22,442	7,902,316

	Community	Consumer
June 30, 2013 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$73,236	5,218	309	78,763
Intersegment interest income	676	—	(676)	—
Interest expense	14,162	676	598	15,436
Provision for loan losses	4,700	705	—	5,405
Noninterest income	12,986	414	13	13,413
Noninterest expense	49,447	3,144	215	52,806
Income tax expense (benefit)	5,024	459	(432)	5,051
Net income	13,565	648	(735)	13,478
Total assets	$7,811,048	111,102	41,664	7,963,814

(1)   Eliminations consist of intercompany loans, interest income and interest expense.

At or for the six months ended:

	Community	Consumer
June 30, 2014 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$141,554	9,365	543	151,462
Intersegment interest income	1,197	—	(1,197)	—
Interest expense	26,317	1,197	904	28,418
Provision for loan losses	14,350	1,420	—	15,770
Noninterest income	33,662	770	2,349	36,781
Noninterest expense	100,402	5,869	698	106,969
Income tax expense (benefit)	9,054	684	(7)	9,731
Net income	26,290	965	100	27,355
Total assets	$7,773,965	105,909	22,442	7,902,316

	Community	Consumer
June 30, 2013 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$147,330	10,419	647	158,396
Intersegment interest income	1,376	—	(1,376)	—
Interest expense	28,556	1,376	1,149	31,081
Provision for loan losses	11,006	1,557	—	12,563
Noninterest income	29,010	733	48	29,791
Noninterest expense	97,559	6,288	430	104,277
Income tax expense (benefit)	11,535	801	(846)	11,490
Net income	29,060	1,130	(1,414)	28,776
Total assets	$7,811,048	111,102	41,664	7,963,814

(1)   Eliminations consist of intercompany loans, interest income and interest expense.

(3)                                 Investment securities and impairment of investment securities

The following table shows the portfolio of investment securities available-for-sale at June 30, 2014 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$29	—	—	29

Debt issued by government sponsored enterprises:
Due in one year - five years	265,778	358	(2,154)	263,982
Due in five years - ten years	63,755	1	(980)	62,776

Equity securities	2,886	1,696	(8)	4,574

Municipal securities:
Due in one year or less	510	2	—	512
Due in one year - five years	8,297	110	—	8,407
Due in five years - ten years	11,726	282	—	12,008
Due after ten years	60,198	2,353	(9)	62,542

Corporate debt issues:
Due after ten years	20,702	1,834	(342)	22,194

Residential mortgage-backed securities:
Fixed rate pass-through	80,018	3,630	(224)	83,424
Variable rate pass-through	73,024	3,387	(20)	76,391
Fixed rate non-agency CMOs	3,520	289	—	3,809
Fixed rate agency CMOs	251,891	1,149	(6,438)	246,602
Variable rate agency CMOs	129,924	676	(64)	130,536
Total residential mortgage-backed securities	538,377	9,131	(6,746)	540,762
Total marketable securities available-for-sale	$972,258	15,767	(10,239)	977,786

The following table shows the portfolio of investment securities available-for-sale at December 31, 2013 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$32	—	—	32

Debt issued by government sponsored enterprises:
Due in one year - five years	227,945	166	(4,041)	224,070
Due in five years - ten years	94,777	72	(2,862)	91,987

Equity securities	5,298	4,622	(70)	9,850

Municipal securities:
Due in one year or less	710	10	—	720
Due in one year - five years	8,443	119	—	8,562
Due in five years - ten years	11,228	275	—	11,503
Due after ten years	71,068	1,111	(386)	71,793

Corporate debt issues:
Due after ten years	21,150	475	(449)	21,176

Residential mortgage-backed securities:
Fixed rate pass-through	85,306	3,041	(1,075)	87,272
Variable rate pass-through	78,890	3,525	(16)	82,399
Fixed rate non-agency CMOs	3,894	107	(3)	3,998
Fixed rate agency CMOs	265,769	1,060	(11,436)	255,393
Variable rate non-agency CMOs	660	—	(9)	651
Variable rate agency CMOs	146,908	674	(221)	147,361
Total residential mortgage-backed securities	581,427	8,407	(12,760)	577,074
Total marketable securities available-for-sale	$1,022,078	15,257	(20,568)	1,016,767

The following table shows the portfolio of investment securities held-to-maturity at June 30, 2014 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value

Municipal securities:
Due in five years - ten years	$8,006	196	—	8,202
Due after ten years	61,321	1,738	—	63,059

Residential mortgage-backed securities:
Fixed rate pass-through	9,872	631	—	10,503
Variable rate pass-through	4,680	62	—	4,742
Fixed rate agency CMOs	29,023	870	—	29,893
Variable rate agency CMOs	1,252	19	—	1,271
Total residential mortgage-backed securities	44,827	1,582	—	46,409
Total marketable securities held-to-maturity	$114,154	3,516	—	117,670

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2013 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value

Municipal securities:
Due in five years - ten years	$8,002	172	—	8,174
Due after ten years	61,314	1,178	(27)	62,465

Residential mortgage-backed securities:
Fixed rate pass-through	11,101	544	—	11,645
Variable rate pass-through	5,172	71	—	5,243
Fixed rate agency CMOs	34,425	780	(33)	35,172
Variable rate agency CMOs	1,352	10	—	1,362
Total residential mortgage-backed securities	52,050	1,405	(33)	53,422
Total marketable securities held-to-maturity	$121,366	2,755	(60)	124,061

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

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2014 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$3,230	(2)	262,301	(3,132)	265,531	(3,134)
Municipal securities	773	(9)	—	—	773	(9)
Corporate issues	—	—	2,078	(342)	2,078	(342)
Equity securities	614	(8)	—	—	614	(8)
Residential mortgage-backed securities - agency	44,636	(139)	210,140	(6,607)	254,776	(6,746)

Total temporarily impaired securities	$49,253	(158)	474,519	(10,081)	523,772	(10,239)

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

Municipal Securities

We review our portfolio of municipal securities quarterly for impairment.  We initially evaluate municipal securities for other-than-temporary impairment by comparing the fair value, provided to us by a third party pricing source using quoted prices for similar assets that are actively traded, to the carrying value.  When an investment’s fair value is below 80% of the amortized cost we then assess the stated interest rate and compare the stated interest rate to current market interest rates to determine if the decline in fair value is considered to be attributable primarily to interest rates.  If the stated interest rate approximates current interest rates for similar securities, we determine if the investment is rated and if so, if the rating has changed during the current period.  If the rating has not changed during the current period, we review publicly available information to determine if there has been any negative change in the underlying municipality.  As of June 30, 2014, none of the investments in our municipal securities portfolio had an amortized cost that exceeded the fair value for more than twelve months.

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

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the quarter ended (in thousands):

	2014	2013
Beginning balance at April 1, (1)	$10,334	9,744
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the quarter	(170)	(47)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at June 30,	$10,164	9,697

(1) – The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the six months ended (in thousands):

	2014	2013
Beginning balance at Janaury 1, (1)	$10,342	9,811
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the six month period	(178)	(114)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at June 30,	$10,164	9,697

(1) – The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(4)                                 Loans receivable

The following table shows a summary of our loans receivable at June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Personal Banking:
Loans held for sale	$—	221
Residential mortgage loans	2,493,581	2,491,917
Home equity loans	1,066,943	1,083,939
Other consumer loans	231,974	228,348
Total Personal Banking	3,792,498	3,804,425

Business Banking:
Commercial real estate	1,755,382	1,665,274
Commercial loans	433,827	437,559
Total Business Banking	2,189,209	2,102,833
Total loans receivable, gross	5,981,707	5,907,258

Deferred loan costs	4,048	2,461
Allowance for loan losses	(71,442)	(71,348)
Undisbursed loan proceeds:
Residential mortgage loans	(11,889)	(11,595)
Commercial real estate	(60,500)	(56,875)
Commercial loans	(27,632)	(34,958)
Total loans receivable, net	$5,814,292	5,734,943

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended June 30, 2014 (in thousands):

	Balance June 30, 2014	Current period provision	Charge-offs	Recoveries	Balance March 31, 2014
Personal Banking:
Residental mortgage loans	$7,767	1,142	(883)	41	7,467
Home equity loans	6,516	72	(593)	79	6,958
Other consumer loans	5,626	1,495	(1,450)	301	5,280
Total Personal Banking	19,909	2,709	(2,926)	421	19,705

Business Banking:
Commercial real estate loans	35,081	364	(2,578)	1,086	36,209
Commercial loans	12,106	5,017	(9,516)	436	16,169
Total Business Banking	47,187	5,381	(12,094)	1,522	52,378

Unallocated	4,346	195	—	—	4,151

Total	$71,442	8,285	(15,020)	1,943	76,234

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

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2014 (in thousands):

	Balance June 30, 2014	Current period provision	Charge-offs	Recoveries	Balance December 31, 2013
Personal Banking:
Residental mortgage loans	$7,767	1,177	(1,342)	57	7,875
Home equity loans	6,516	109	(965)	127	7,245
Other consumer loans	5,626	2,679	(3,166)	626	5,487
Total Personal Banking	19,909	3,965	(5,473)	810	20,607

Business Banking:
Commercial real estate loans	35,081	1,915	(3,510)	1,707	34,969
Commercial loans	12,106	10,206	(10,286)	1,076	11,110
Total Business Banking	47,187	12,121	(13,796)	2,783	46,079

Unallocated	4,346	(316)	—	—	4,662

Total	$71,442	15,770	(19,269)	3,593	71,348

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

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at June 30, 2014 (in thousands):

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual (1)	Recorded investment in loans past due 90 days or more and still accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residental mortgage loans	$2,485,740	7,767	24,149	—	5,769	1,043	—
Home equity loans	1,066,943	6,516	9,841	—	2,366	222	—
Other consumer loans	231,974	5,626	2,178	249	—	—	—
Total Personal Banking	3,784,657	19,909	36,168	249	8,135	1,265	—

Business Banking:
Commercial real estate loans	1,694,882	35,081	48,567	—	43,530	6,563	764
Commercial loans	406,195	12,106	12,022	22	12,128	1,958	633
Total Business Banking	2,101,077	47,187	60,589	22	55,658	8,521	1,397

Total	$5,885,734	67,096	96,757	271	63,793	9,786	1,397

(1)   Includes $23.9 million of nonaccrual TDRs.

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

(1)   Includes $28.9 million of nonaccrual TDRS.

The following table provides geographical and delinquency information related to the loan portfolio by portfolio segment and class of financing receivable at June 30, 2014 (in thousands):

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Recorded investment in loans receivable:
Personal Banking:
Residential mortgage loans	$2,118,663	159,947	18,274	133,670	55,186	2,485,740
Home equity loans	910,659	115,244	9,371	26,034	5,635	1,066,943
Other consumer loans	214,313	10,387	3,100	1,175	2,999	231,974
Total Personal Banking	3,243,635	285,578	30,745	160,879	63,820	3,784,657

Business Banking:
Commercial real estate loans	932,459	544,142	23,413	134,839	60,029	1,694,882
Commercial loans	278,842	80,543	17,783	25,823	3,204	406,195
Total Business Banking	1,211,301	624,685	41,196	160,662	63,233	2,101,077

Total	$4,454,936	910,263	71,941	321,541	127,053	5,885,734

Percentage of total loans receivable	75.6%	15.5%	1.2%	5.5%	2.2%	100.0%

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Loans 90 or more days delinquent:
Personal Banking:
Residential mortgage loans	$15,965	1,578	684	1,919	1,848	21,994
Home equity loans	5,772	816	74	1,077	71	7,810
Other consumer loans	1,933	31	—	—	2	1,966
Total Personal Banking	23,670	2,425	758	2,996	1,921	31,770

Business Banking:
Commercial real estate loans	13,036	1,455	—	686	113	15,290
Commercial loans	3,176	289	—	77	672	4,214
Total Business Banking	16,212	1,744	—	763	785	19,504

Total	$39,882	4,169	758	3,759	2,706	51,274

Percentage of total loans 90 or more days delinquent	77.8%	8.1%	1.5%	7.3%	5.3%	100.0%

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

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the six months ended June 30, 2014 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residental mortgage loans	$21,994	2,155	—	5,174	29,323	28,903	419
Home equity loans	7,810	2,031	—	2,072	11,913	12,035	257
Other consumer loans	1,966	212	—	—	2,178	2,228	28
Total Personal Banking	31,770	4,398	—	7,246	43,414	43,166	704

Business Banking:
Commercial real estate loans	15,290	33,277	39,469	13,013	101,049	90,264	1,742
Commercial loans	4,214	7,808	4,259	3,218	19,499	30,229	461
Total Business Banking	19,504	41,085	43,728	16,231	120,548	120,493	2,203

Total	$51,274	45,483	43,728	23,477	163,962	163,659	2,907

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

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at June 30, 2014 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residental mortgage loans	$2,479,162	6,578	6,578	1,257	—
Home equity loans	1,064,577	2,366	2,366	222	—
Other consumer loans	231,894	80	80	10	—
Total Personal Banking	3,775,633	9,024	9,024	1,489	—

Business Banking:
Commercial real estate loans	1,613,156	81,726	47,394	7,832	34,332
Commercial loans	387,532	18,663	12,000	3,259	6,663
Total Business Banking	2,000,688	100,389	59,394	11,091	40,995

Total	$5,776,321	109,413	68,418	12,580	40,995

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

The following table provides a roll forward of troubled debt restructurings for the periods indicated (in thousands):

	For the quarters ended June 30,
	2014		2013
	Number of contracts		Number of contracts
Beginning TDR balance:	276	$74,511	269	$91,365
New TDRs	6	1,343	6	3,722
Net paydowns		(2,526)		(5,569)
Charge-offs:
Residential mortgage loans	—	—	2	(172)
Home equity loans	1	(130)	3	(76)
Commercial real estate loans	—	—	2	(413)
Commercial loans	7	(8,244)	—	—
Paid-off loans:
Residential mortgage loans	—	—	1	(109)
Home equity loans	1	(39)	2	(7)
Commercial real estate loans	4	(561)	4	(541)
Commercial loans	3	(561)	2	(1,683)
Ending TDR balance:	266	$63,793	259	$86,517

Accruing TDRs		$39,844		$42,043
Non-accrual TDRs		23,949		44,474

The following table provides a roll forward of troubled debt restructurings for the periods indicated (in thousands):

	For the six months ended June 30,
	2014		2013
	Number of contracts		Number of contracts
Beginning TDR balance:	276	$79,166	225	$89,444
New TDRs	17	2,811	65	9,333
Net paydowns		(7,020)		(7,906)
Charge-offs:
Residential mortgage loans	—	—	2	(172)
Home equity loans	1	(130)	4	(99)
Commercial real estate loans	2	(31)	4	(1,063)
Commercial loans	8	(8,251)	2	(17)
Paid-off loans:
Residential mortgage loans	—	—	1	(109)
Home equity loans	1	(39)	2	(7)
Commercial real estate loans	6	(838)	5	(851)
Commercial loans	9	(1,875)	10	(2,036)
Ending TDR balance:	266	$63,793	260	$86,517

Accruing TDRs		$39,844		$42,043
Non-accrual TDRs		23,949		44,474

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended June 30, 2014				For the six months ended June 30, 2014
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	3	$632	575	65	9	$1,922	1,860	184
Home equity loans	2	376	346	2	2	376	346	2
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	5	1,008	921	67	11	2,298	2,206	186

Business Banking:
Commercial real estate loans	—	—	—	—	3	89	82	32
Commercial loans	1	335	331	24	3	424	446	35
Total Business Banking	1	335	331	24	6	513	528	67

Total	6	$1,343	1,252	91	17	$2,811	2,734	253

Troubled debt restructurings that subsequently defaulted:
Personal Banking:
Residential mortgage loans	1	$80	68	19	3	$339	295	82
Home equity loans	1	53	58	20	1	53	58	20
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	2	133	126	39	4	392	353	102

Business Banking:
Commercial real estate loans	3	1,857	1,415	573	5	2,362	1,899	694
Commercial loans	4	9,278	783	35	6	9,605	1,110	127
Total Business Banking	7	11,135	2,198	608	11	11,967	3,009	821

Total	9	$11,268	2,324	647	15	$12,359	3,362	923

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

The following table provides information as of June 30, 2014 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended June 30, 2014 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	3	$—	—	575	—	575
Home equity loans	2	—	—	346	—	346
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	5	—	—	921	—	921

Business Banking:
Commercial real estate loans	—	—	—	—	—	—
Commercial loans	1	—	—	—	331	331
Total Business Banking	1	—	—	—	331	331

Total	6	$—	—	921	331	1,252

The following table provides information as of June 30, 2013 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended June 30, 2013 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	—	$—	—	—	—	—
Home equity loans	1	—	—	3	—	3
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	1	—	—	3	—	3

Business Banking:
Commercial real estate loans	2	—	—	3,591	25	3,616
Commercial loans	3	—	—	30	8	38
Total Business Banking	5	—	—	3,621	33	3,654

Total	6	$—	—	3,624	33	3,657

The following table provides information as of June 30, 2014 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the six months ended June 30, 2014 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	9	$—	—	1,860	—	1,860
Home equity loans	2	—	—	346	—	346
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	11	—	—	2,206	—	2,206

Business Banking:
Commercial real estate loans	3	—	—	58	24	82
Commercial loans	3	—	110	—	336	446
Total Business Banking	6	—	110	58	360	528

Total	17	$—	110	2,264	360	2,734

The following table provides information as of June 30, 2013 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the six months ended June 30, 2013 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	2	$—	—	161	—	161
Home equity loans	4	—	—	285	—	285
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	6	—	—	446	—	446

Business Banking:
Commercial real estate loans	35	774	447	3,980	803	6,004
Commercial loans	24	135	445	859	219	1,658
Total Business Banking	59	909	892	4,839	1,022	7,662

Total	65	$909	892	5,285	1,022	8,108

No TDRs were re-modified during the quarter ended June 30, 2014.

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the quarter ended June 30, 2013 (dollars in thousands):

	Number of re-	Type of re-modification
	modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Business Banking:
Commercial real estate loans	2	—	—	3,591	25	3,616
Commercial loans	1	—	—	—	10	10
Total Business Banking	3	—	—	3,591	35	3,626

Total	3	$—	—	3,591	35	3,626

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the six months ended June 30, 2014 (dollars in thousands):

	Number of re-	Type of re-modification
	modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	1	$—	—	77	—	77
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	1	—	—	77	—	77

Business Banking:
Commercial real estate loans	2	—	—	58	18	76
Commercial loans	1	—	—	—	5	5
Total Business Banking	3	—	—	58	23	81

Total	4	$—	—	135	23	158

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the six months ended June 30, 2013 (dollars in thousands):

	Number of re-	Type of re-modification
	modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Business Banking:
Commercial real estate loans	2	—	—	3,591	25	3,616
Commercial loans	1	—	—	—	10	10
Total Business Banking	3	—	—	3,591	35	3,626

Total	3	$—	—	3,591	35	3,626

The following table provides information related to loan payment delinquencies at June 30, 2014 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$3,842	6,024	21,994	31,860	2,453,880	2,485,740
Home equity loans	4,193	1,210	7,810	13,213	1,053,730	1,066,943
Other consumer loans	4,355	1,454	1,966	7,775	224,199	231,974
Total Personal Banking	12,390	8,688	31,770	52,848	3,731,809	3,784,657

Business Banking:
Commercial real estate loans	8,247	2,267	15,290	25,804	1,669,078	1,694,882
Commercial loans	1,146	709	4,214	6,069	400,126	406,195
Total Business Banking	9,393	2,976	19,504	31,873	2,069,204	2,101,077

Total	$21,783	11,664	51,274	84,721	5,801,013	5,885,734

The following table provides information related to loan payment delinquencies at December 31, 2013 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$27,486	7,568	24,625	59,679	2,423,325	2,483,004
Home equity loans	6,946	2,243	8,344	17,533	1,066,406	1,083,939
Other consumer loans	4,515	1,866	2,057	8,438	219,910	228,348
Total Personal Banking	38,947	11,677	35,026	85,650	3,709,641	3,795,291

Business Banking:
Commercial real estate loans	8,449	3,968	18,433	30,850	1,577,549	1,608,399
Commercial loans	9,243	1,555	4,298	15,096	387,505	402,601
Total Business Banking	17,692	5,523	22,731	45,946	1,965,054	2,011,000

Total	$56,639	17,200	57,757	131,596	5,674,695	5,806,291

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

The following table sets forth information about credit quality indicators, which were updated during the quarter ended June 30, 2014 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$2,468,039	—	16,313	—	1,388	2,485,740
Home equity loans	1,059,133	—	7,810	—	—	1,066,943
Other consumer loans	230,707	—	1,267	—	—	231,974
Total Personal Banking	3,757,879	—	25,390	—	1,388	3,784,657

Business Banking:
Commercial real estate loans	1,489,428	56,711	145,622	3,121	—	1,694,882
Commercial loans	354,424	16,588	31,432	3,751	—	406,195
Total Business Banking	1,843,852	73,299	177,054	6,872	—	2,101,077

Total	$5,601,731	73,299	202,444	6,872	1,388	5,885,734

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2013 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$2,464,057	—	17,626	—	1,321	2,483,004
Home equity loans	1,075,595	—	8,344	—	—	1,083,939
Other consumer loans	226,922	—	1,426	—	—	228,348
Total Personal Banking	3,766,574	—	27,396	—	1,321	3,795,291

Business Banking:
Commercial real estate loans	1,398,652	46,557	161,906	1,284	—	1,608,399
Commercial loans	345,612	12,045	43,040	1,904	—	402,601
Total Business Banking	1,744,264	58,602	204,946	3,188	—	2,011,000

Total	$5,510,838	58,602	232,342	3,188	1,321	5,806,291

(5)                                 Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	June 30,	December 31,
	2014	2013
Amortizable intangible assets:
Core deposit intangibles – gross	$30,578	30,578
Acquisitions	—	—
Less: accumulated amortization	(30,535)	(30,491)
Core deposit intangibles – net	43	87
Customer and Contract intangible assets – gross	6,197	6,197
Acquisitions	2,037	—
Less: accumulated amortization	(4,583)	(3,965)
Customer and Contract intangible assets – net	$3,651	2,232

The following table shows the actual aggregate amortization expense for the quarters ended March 31, 2014 and 2013, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended June 30, 2014	$331
For the quarter ended June 30, 2013	349
For the six months ended June 30, 2014	662
For the six months ended June 30, 2013	697
For the year ending December 31, 2014	1,323
For the year ending December 31, 2015	1,008
For the year ending December 31, 2016	779
For the year ending December 31, 2017	550
For the year ending December 31, 2018	391
For the year ending December 31, 2019	232

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2012	$172,848	1,613	174,461
Goodwill acquired	2	—	2
Impairment losses	—	—	—
Balance at December 31, 2013	172,850	1,613	174,463
Goodwill acquired	1,525	—	1,525
Impairment losses	—	—	—
Balance at June 30, 2014	$174,375	1,613	175,988

We are in the process of performing our annual goodwill impairment test as of June 30, 2014 and do not anticipate that goodwill will be impaired.  See the Overview of Critical Accounting Policies Involving Estimates section for a description of our testing procedures.

(6)           Guarantees

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures.  Collateral may be obtained based on management’s credit assessment of the customer.  At June 30, 2014, the maximum potential amount of future payments we could be required to make under these standby letters of credit was $23.6 million, of which $22.5 million is fully collateralized.  At June 30, 2014, we had a liability, which represents deferred income, of $962,000 related to the standby letters of credit.  There are no recourse provisions that would enable us to recover any amounts from third parties.

(7)           Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  All stock options outstanding during the quarter and six months ended June 30, 2014 were included in the computation of diluted earnings per share because the stock options’ exercise price was less than the average market price of the common shares of $13.72 and $14.09, respectively.  All stock options outstanding during the quarter and six months ended June 30, 2013 were included in the computation of diluted earnings per share because the stock options’ exercise price was less than the average market price of the common shares of $12.45 and $12.51, respectively.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Quarter ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Reported net income	$12,715	13,478	27,355	28,776

Weighted average common shares outstanding	91,491,654	90,423,717	91,324,169	90,413,780
Dilutive potential shares due to effect of stock options	1,039,488	493,419	1,118,462	484,258
Total weighted average common shares and dilutive potential shares	92,531,142	90,917,136	92,442,631	90,898,038

Basic earnings per share:	$0.14	0.15	0.30	0.32

Diluted earnings per share:	$0.14	0.15	0.30	0.32

(8)           Pension and Other Post-retirement Benefits

During 2013, the defined benefit pension plan was amended to lock-in all benefits earned through March 31, 2013 based on the plan formula using years of service and average monthly compensation as of March 31, 2013 and provide that, for service commencing January 1, 2013, additional benefits will be earned equal to 1% of career average pay for each year that a participant completes at least 1,000 hours of service.  Also, effective April 1, 2013, participants who are eligible to receive required minimum distributions due to attaining age 70 ½ will be required to begin payment of benefits even though they may remain employed by us.

The following table sets forth the net periodic costs for the defined benefit pension plans and post retirement healthcare plans for the periods indicated (in thousands):

Components of net periodic benefit cost

	Quarter ended June 30,
	Pension benefits		Other post-retirement benefits
	2014	2013	2014	2013
Service cost	$1,035	1,138	—	—
Interest cost	1,457	1,301	17	16
Expected return on plan assets	(2,416)	(2,138)	—	—
Amortization of prior service cost	(581)	(580)	—	—
Amortization of the net loss	357	919	12	13
Net periodic (benefit)/ cost	$(148)	640	29	29

Components of net periodic benefit cost

	Six months ended June 30,
	Pension benefits		Other post-retirement benefits
	2014	2013	2014	2013
Service cost	$2,070	2,276	—	—
Interest cost	2,914	2,602	33	33
Expected return on plan assets	(4,832)	(4,276)	—	—
Amortization of prior service cost	(1,162)	(1,160)	—	—
Amortization of the net loss	713	1,838	24	25
Net periodic benefit cost	$(297)	1,280	57	58

We made no contribution to our pension or other post-retirement benefit plans during the six months ended June 30, 2014 and do not anticipate the need to make a contribution to our defined benefit pension plan during the year ending December 31, 2014.

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

Borrowed Funds

Fixed rate advances are valued by comparing their contractual cost to the prevailing market cost.  The carrying amount of collateralized borrowings approximates the fair value.

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At June 30, 2014 and December 31, 2013, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at June 30, 2014:

	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$385,968	385,968	385,968	—	—
Securities available-for-sale	977,786	977,786	4,574	960,669	12,543
Securities held-to-maturity	114,154	117,670	—	117,670	—
Loans receivable, net	5,814,292	6,061,623	—	—	6,061,623
Accrued interest receivable	21,756	21,756	21,756	—	—
FHLB Stock	43,986	43,986	—	—	—
Total financial assets	$7,357,942	7,608,789	412,298	1,078,339	6,074,166

Financial liabilities:
Savings and checking deposits	$4,193,682	4,193,682	4,193,682	—	—
Time deposits	1,580,240	1,605,982	—	—	1,605,982
Borrowed funds	869,335	900,905	143,915	—	756,990
Junior subordinated debentures	103,094	110,653	—	—	110,653
Cash flow hedges - swaps	7,500	7,500	—	7,500	—
Accrued interest payable	816	816	816	—	—
Total financial liabilities	$6,754,667	6,819,538	4,338,413	7,500	2,473,625

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both June 30, 2014 and December 31, 2013.  There were no transfers of financial instruments between Level 1 and Level 2 during the six months ended June 30, 2014.

The following table represents assets and liabilities measured at fair value on a recurring basis at June 30, 2014 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$4,574	—	—	4,574

Debt securities:
U.S. government and agencies	—	29	—	29
Government sponsored enterprises	—	326,758	—	326,758
States and political subdivisions	—	83,469	—	83,469
Corporate	—	9,651	12,543	22,194
Total debt securities	—	419,907	12,543	432,450

Residential mortgage-backed securities:
GNMA	—	30,252	—	30,252
FNMA	—	81,851	—	81,851
FHLMC	—	47,058	—	47,058
Non-agency	—	654	—	654
Collateralized mortgage obligations:
GNMA	—	10,023	—	10,023
FNMA	—	154,204	—	154,204
FHLMC	—	201,484	—	201,484
SBA	—	11,427	—	11,427
Non-agency	—	3,809	—	3,809
Total mortgage-backed securities	—	540,762	—	540,762

Interest rate swaps	—	(7,500)	—	(7,500)

Total assets and liabilities	$4,574	953,169	12,543	970,286

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

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Quarter ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Beginning balance	$12,391	11,070	12,251	11,119

Total net realized investment gains/ (losses) and net change in unrealized appreciation/(depreciation):
Included in net income as OTTI	—	—	—	—
Included in other comprehensive income	152	275	292	226

Purchases	—	—	—	—
Sales	—	—	—	—
Transfers in to Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance	$12,543	11,345	12,543	11,345

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at June 30, 2014 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans measured for impairment	$—	—	55,838	55,838

Real estate owned	—	—	14,915	14,915

Total assets	$—	—	70,753	70,753

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

The table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2014 (dollar amounts in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)

Debt securities	$12,543	Discounted cash flow	Discount margin	0.35% to 2.1% (0.69)%
			Default rates	1.00%
			Prepayment speeds	1.00% annually

Loans measured for impairment	55,838	Appraisal value (1)	Estimated cost to sell	10%

Real estate owned	14,915	Appraisal value (1)	Estimated cost to sell	10%

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

We are currently a counterparty to three interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV.  The first swap modifies the re-pricing characteristics of Trust III, wherein for a ten year period expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The other two swaps modify the re-pricing characteristics of Trust IV, wherein (i) for a seven year period expiring in September 2015, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and (ii) for a ten year period expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contracts is not significant.  At June 30, 2014, $7.8 million of cash was pledged as collateral to the counterparty.

At June 30, 2014, the fair value of the swap agreements was $(7.5) million and was the amount we would have expected to pay if the contracts were terminated.  There was no material hedge ineffectiveness for these swaps.

The following table shows liability derivatives, included in other liabilities, at June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Fair value	$7,500	8,037
Notional amount	75,000	75,000
Collateral posted	7,805	8,405

(11)         Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of June 30, 2014 we have accrued $2.4 million.  This amount is based on our analysis of currently available information and is subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances.  Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

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

(12)       Changes in Accumulated Other Comprehensive Income

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended June 30, 2014
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2014	$459	(4,973)	(3,581)	(8,095)
Other comprehensive income before reclassification adjustments	3,123	98	—	3,221
Amounts reclassified from accumulated other comprehensive income (1), (2)	(204)	—	(138)	(342)

Net other comprehensive income	2,919	98	(138)	2,879

Balance as of June 30, 2014	$3,378	(4,875)	(3,719)	(5,216)

	For the quarter ended June 30, 2013
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2013	$16,457	(7,725)	(18,707)	(9,975)

Other comprehensive income before reclassification adjustments	(11,399)	1,626	—	(9,773)
Amounts reclassified from accumulated other comprehensive income (3), (4)	(68)	—	229	161

Net other comprehensive income	(11,467)	1,626	229	(9,612)

Balance as of June 30, 2013	$4,990	(6,099)	(18,478)	(19,587)

(1)         Consists of realized gains on securities (gain on sales of investments, net) of $334, net of tax (income tax expense) of $(130).

(2)         Consists of amortization of prior service cost (compensation and employee benefits) of $581 and amortization of net loss (compensation and employee benefits) of $(369), net of tax (income tax expense) of $(74).  See note 8.

(3)         Consists of realized gains on securities (gain on sales of investments, net) of $112, net of tax (income tax expense) of $(44).

(4)         Consists of amortization of prior service cost (compensation and employee benefits) of $580 and amortization of net loss (compensation and employee benefits) of $(932), net of tax (income tax expense) of $123.  See note 8.

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the six months ended June 30, 2014
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2013	$(3,233)	(5,224)	(3,443)	(11,900)
Other comprehensive income before reclassification adjustments	8,719	349	—	9,068
Amounts reclassified from accumulated other comprehensive income (1), (2)	(2,108)	—	(276)	(2,384)

Net other comprehensive income	6,611	349	(276)	6,684

Balance as of June 30, 2014	$3,378	(4,875)	(3,719)	(5,216)

	For the six months ended June 30, 2013
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2012	$15,853	(8,405)	(18,936)	(11,488)

Other comprehensive income before reclassification adjustments	(10,729)	2,306	—	(8,423)
Amounts reclassified from accumulated other comprehensive income (3), (4)	(134)	—	458	324

Net other comprehensive income	(10,863)	2,306	458	(8,099)

Balance as of June 30, 2013	$4,990	(6,099)	(18,478)	(19,587)

(1)         Consists of realized gains on securities (gain on sales of investments, net) of $3,456, net of tax (income tax expense) of $(1,348).

(2)         Consists of amortization of prior service cost (compensation and employee benefits) of $1,162 and amortization of net loss (compensation and employee benefits) of $(737), net of tax (income tax expense) of $(149).  See note 8.

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

Overview of Critical Accounting Policies Involving Estimates

Refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2013 Annual Report on Form 10-K.

Executive Summary and Comparison of Financial Condition

Total assets at June 30, 2014 were $7.902 billion, an increase of $20.8 million, or 0.3%, from $7.881 billion at December 31, 2013.  This increase in assets was due to an increase in net loans receivable of $79.3 million, which was partially offset by a decrease in marketable securities of $46.2 million. The net increase in total assets was funded by increases in deposits and advances from borrowers for taxes and insurance of $105.0 million and $11.0 million, respectively, as well as net income of $27.4 million year-to-date.  Partially offsetting these funding increases was a decrease in retained earnings of $98.4 million due primarily to the payment of dividends of $1.36 per share which includes the special $1.00 per share dividend declared and paid in the second quarter this year.

Total loans receivable increased by $79.4 million, or 1.4%, to $5.886 billion at June 30, 2014, from $5.806 billion at December 31, 2013.  Loans funded during the six months ended June 30, 2014, of $940.4 million exceeded loan maturities and principal repayments of $842.8 million and mortgage loan sales of $1.0 million.  Our business banking loan portfolio increased by $90.1 million, or 4.5%, to $2.101 billion at June 30, 2014 from $2.011 billion at December 31, 2013, as we continue to emphasize the origination and retention of commercial and commercial real estate loans. Our personal banking loan portfolio decreased by $10.6 million, or 0.3%, to $3.785 billion at June 30, 2014 from $3.795 billion at December 31, 2013.  This decrease is primarily attributable to a $17.0 million decrease in home equity loans.  As growth in the first half of the year was hampered by the wet Spring conditions.

Total deposits increased by $105.0 million, or 1.9%, to $5.774 billion at June 30, 2014 from $5.669 billion at December 31, 2013.  All deposit account types, with the exception of time deposits, increased during the six months ended June 30, 2014.  Noninterest-bearing demand deposits increased by $83.6 million, or 10.6%, to $872.7 million at June 30, 2014 from $789.1 million at December 31, 2013. Interest-bearing demand deposits increased by $48.7 million, or 5.7%, to $901.5 million at June 30, 2014 from $852.8 million at December 31, 2013.  Money market deposit accounts increased by $15.3 million, or 1.3%, to $1.183 billion at June 30, 2014 from $1.168 billion at December 31, 2013.  Savings deposits increased by $44.7 million, or 3.8%, to $1.236 billion at June 30, 2014 from $1.192 billion at December 31, 2013.  Time deposits, however, decreased by $87.2 million, or 5.2%, to $1.580 billion at June 30, 2014 from $1.667 billion at December 31, 2013.  We believe the increase in more liquid types of deposit accounts is due primarily to customers’ reluctance to lock in time deposits at these historically low rates as well as our new marketing campaign which started during March 2014 to attract demand deposit customers.

Borrowed funds decreased by $12.3 million, or 1.4%, to $869.3 million at June 30, 2014, from $881.6 million at December 31, 2013. This decrease is the result of a $12.3 million decrease in collateralized borrowings.  None of our FHLB advances matured during the quarter and the next scheduled maturity is in February 2015.

Total shareholders’ equity at June 30, 2014 was $1.072 billion, or $11.30 per share, a decrease of $84.3 million, or 7.3%, from $1.157 billion, or $12.27 per share, at December 31, 2013.  This decrease was the result of cash dividend payments during the six months ended June 30, 2014 of $125.8 million. Partially offsetting this decrease was year-to-date net income of $27.4 million, an increase in paid-in-capital of $6.5 million related to employee incentive stock option exercises and a decrease in accumulated other comprehensive loss of $6.7 million due to an improvement in the unrealized gain position of the investment securities portfolio.

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

	At June 30, 2014
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,052,813	20.30%	—	—	—	—
Northwest Savings Bank	907,333	17.55%	413,700	8.00%	517,125	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	987,164	19.03%	—	—	—	—
Northwest Savings Bank	842,439	16.29%	206,850	4.00%	310,275	6.00%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	987,164	12.86%	—	—	—	—
Northwest Savings Bank	842,439	10.85%	310,504	4.00%	388,130	5.00%

	At December 31, 2013
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,147,027	22.46%	—	—	—	—
Northwest Savings Bank	946,531	18.60%	407,062	8.00%	508,828	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,081,060	21.17%	—	—	—	—
Northwest Savings Bank	882,234	17.34%	203,531	4.00%	305,297	6.00%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,081,060	13.87%	—	—	—	—
Northwest Savings Bank	882,234	11.42%	309,127	4.00%	386,408	5.00%

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

The final rule becomes effective for Northwest on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The final rule also officially implements these consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015.

The following table shows the Basel III regulatory capital levels that must be maintained to avoid limitations on capital distributions and discretionary bonus payments for the periods indicated:

		Basel III Regulatory Capital Requirements
		January 1,	January 1,	January 1,	January 1,	January 1,
	Current	2015	2016	2017	2018	2019
New common equity tier 1 ratio plus capital conservation buffer	—	4.50%	5.125%	5.75%	6.375%	7.00%
Tier 1 risk-based capital ratio	4.00%	—	—	—	—	—
Tier 1 risk-based capital ratio plus capital conservation buffer	—	6.00%	6.625%	7.25%	7.875%	8.50%
Total risk-based capital ratio	8.00%	—	—	—	—	—
Total risk-based capital ratio plus capital conservation buffer	—	8.00%	8.625%	9.25%	9.875%	10.50%

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at June 30, 2014 was 11.7%.  We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments.  At June 30, 2014 Northwest had $2.082 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, as well as $192.7 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

We paid $104.6 million and $22.0 million in cash dividends during the quarters ended June 30, 2014 and 2013, respectively, and $125.8 million and $22.0 million for the six months ended June 30, 2014 and 2013, respectively.  As was previously announced, we paid a regular dividend of $0.13 per share and a special dividend of $1.00 per share in the second quarter of 2014.  The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 807.1% and 160.0% for the quarters ended June 30, 2014 and 2013, respectively, on dividends of $1.13 per share and $0.24 per share, respectively.  The common stock dividend payout ratio for the six-month periods ended June 30, 2014 and 2013 was 453.3% and 75.0%, respectively, on dividends of $1.36 and $0.24 per share, respectively.  On July 16, 2014, the Board of Directors declared a dividend of $0.13 per share payable on August 14, 2014 to shareholders of record as of July 31, 2014.  This represents the 79th consecutive quarter we have paid a cash dividend.

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

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
Loans 90 days or more delinquent:
Residential mortgage loans	$21,994	$24,625
Home equity loans	7,810	8,344
Other consumer loans	1,966	2,057
Commercial real estate loans	15,290	18,433
Commercial loans	4,214	4,298
Total loans 90 days or delinquent	$51,274	$57,757

Total real estate owned (REO)	14,915	18,203

Total loans 90 days or more delinquent and REO	66,189	75,960

Total loans 90 days or more delinquent to net loans receivable	0.88%	1.01%

Total loans 90 days or more delinquent and REO to total assets	0.84%	0.96%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more delinquent	$51,274	57,757
Nonaccrual loans — loans less than 90 days delinquent	45,483	49,464
Loans 90 days or more past maturity and still accruing	271	690
Total nonperforming loans	97,028	107,911
Total nonperforming assets	$111,943	126,114

Nonaccrual troubled debt restructured loans *	$23,949	28,889
Accruing troubled debt restructured loans	39,844	50,277
Total troubled debt restructured loans	$63,793	79,166

*   Included in nonaccurual loans above.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment.  Impaired loans at June 30, 2014 and December 31, 2013 were $164.0 million and $173.8 million, respectively.

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

We utilize a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses.  As part of the analysis as of June 30, 2014, we considered the economic conditions in our markets, such as unemployment and bankruptcy levels as well as changes in real estate collateral values.  In addition, we considered the overall trends in asset quality, specific reserves already established for criticized loans, historical loss rates and collateral valuations.  As a result of this analysis, the allowance for loan losses increased by $94,000, or 0.1%, to $71.4 million, or 1.21% of total loans, at June 30, 2014 from $71.3 million, or 1.23% of total loans, at December 31, 2013.  This increase is primarily attributable to seven business banking loans requiring additional reserves totaling $12.2 million. Partially offsetting these factors was the continued improvement in overall asset quality as classified loans, TDRs and non-accrual loans delinquent 90 days or more decreased by $26.1 million, $15.4 million and $6.5 million, respectively, compared to December 31, 2013.

We also consider how the level of non-accrual loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Non-accrual loans of $96.8 million or 1.64% of total loans receivable, at June 30, 2014 decreased by $10.4 million, or 9.8%, from $107.2 million, or 1.85% of total loans receivable, at December 31, 2013.  As a percentage of average loans, annualized net charge-offs increased to 0.54% for the six months ended June 30, 2014 compared to 0.36% for the year ended December 31, 2013, as the result of the charge-off of two commercial loans totaling $8.1 million.

Comparison of Operating Results for the Quarters Ended June 30, 2014 and 2013

Net income for the quarter ended June 30, 2014 was $12.7 million, or $0.14 per diluted share, a decrease of $763,000, or 5.7%, from $13.5 million, or $0.15 per diluted share, for the quarter ended June 30, 2013.  The decrease in net income resulted from a decrease in net interest income of $1.2 million, or 1.9%, and increases in the provision for loan losses of $2.9 million, or 53.3% and in noninterest expense of $1.0 million, or 1.9%.  Partially offsetting these factors was an increase in noninterest income of $3.7 million, or 27.7%, and a decrease in income tax expense of $586,000, or 11.6%.  Annualized, net income for the quarter ended June 30, 2014 represents a 4.77% and 0.64% return on average equity and return on average assets, respectively, compared to 4.79% and 0.68% for the same quarter last year.  A discussion of significant changes follows.

Interest Income

Total interest income decreased by $2.4 million, or 3.0%, to $76.4 million for the quarter ended June 30, 2014 due primarily to a decrease in the average yield earned on interest earning assets to 4.17% for the quarter ended June 30, 2014 from 4.23% for the quarter ended June 30, 2013.  The average yield on all categories of interest earning assets decreased when compared to the prior year period, with the exception of Federal Home Loan Bank of Pittsburgh stock (“FHLB”) and other interest earning deposits.  Additionally, the average balance of interest earning assets decreased by $33.9 million, or 0.5%, to $7.410 billion for the quarter ended June 30, 2014 from $7.444 billion for the quarter ended June 30, 2013.

Interest income on loans receivable decreased by $1.2 million, or 1.7%, to $70.8 million for the quarter ended June 30, 2014 from to $72.0 million for the quarter ended June 30, 2013.  This decrease in interest income on loans receivable can be attributed to a decline in the average yield which decreased to

4.87% for the quarter ended June 30, 2014 from 5.12% for the quarter ended June 30, 2013.  The continued decline in average yield is due primarily to the historically low level of market interest rates in general and continued competitive pricing pressure for new, as well as existing, credit relationships.  Partially offsetting this decrease was an increase in the average balance of loans receivable which increased by $209.8 million, or 3.7%, to $5.834 billion for the quarter ended June 30, 2014 from $5.624 billion for the quarter ended June 30, 2013.  This increase is due to continued success in increasing market share and the retention of most of the residential mortgage loans originated by our wholesale lending function rather than selling a portion of these originations in the secondary market.

Interest income on mortgage-backed securities decreased by $642,000, or 19.4%, to $2.7 million for the quarter ended June 30, 2014 from $3.3 million for the quarter ended June 30, 2013.  This decrease is the result of decreases in both the average balance and average yield. The average balance of mortgage-backed securities decreased by $125.5 million, or 17.3%, to $601.1 million for the quarter ended June 30, 2014 from $726.6 for the quarter ended June 30, 2013 due primarily to redirecting cash flows from these securities to fund loan growth as well as the payment of cash dividends.  The average yield on mortgage-backed securities decreased to 1.77% for the quarter ended June 30, 2014 from 1.82% for the quarter ended June 30, 2013. The decrease in average yield resulted primarily from the purchase of mortgage-backed securities at generally lower interest rates than the existing portfolio.

Interest income on investment securities decreased by $516,000, or 16.5%, to $2.6 million for the quarter ended June 30, 2014 from $3.1 million for the quarter ended June 30, 2013.  This decrease is the result of decreases in both the average balance and average yield.  The average balance of investment securities decreased by $24.5 million, or 4.6%, to $507.3 million for the quarter ended June 30, 2014 from $531.8 million for the quarter ended June 30, 2013.  This decrease is due primarily to the maturity or call of municipal and government bonds and the use of these proceeds to fund loan growth.  The average yield of investment securities decreased to 2.06% for the quarter ended June 30, 2014 from 2.35% for the quarter ended June 30, 2013.  This decrease is primarily the result of higher rate, tax-free, municipal securities maturing or being called and being replaced by lower yielding, shorter duration government agency securities.

For the quarter ended June 30, 2014 we received dividends on FHLB stock of $697,000 on an average balance of $43.9 million, resulting in a yield of 6.34%, compared to dividends of $34,000 on an average balance of $48.1 million, resulting in a yield of 0.28% for the quarter ended June 30, 2013.  As a result of the improved financial condition of the FHLB of Pittsburgh, they have been able to increase their dividends to member financial institutions.  These dividends are reported as other operating income on our Consolidated Statements of Income.

Interest income on interest-earning deposits decreased by $54,000, or 15.9%, to $286,000 for the quarter ended June 30, 2014 from $340,000 for the quarter ended June 30, 2013.  This decrease is due to a decrease in the average balance which decreased by $89.5 million, or 17.4%, to $424.4 million for the quarter ended June 30, 2014 from $513.9 million for the quarter ended June 30, 2013, due to the utilization of cash to fund loan growth and the payment of dividends over the past year.

Interest Expense

Interest expense decreased by $1.2 million, or 7.9%, to $14.2 million for the quarter ended June 30, 2014 from $15.4 million for the quarter ended June 30, 2013.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities, which decreased to 0.97% for the quarter ended June 30, 2014 from 1.04% for the quarter ended June 30, 2013, as well as a decrease in the average balance of interest-bearing liabilities, which decreased by $73.4 million, or 1.2%, to $5.892 billion for the quarter ended June 30, 2014 from $5.966 billion for the quarter ended June 30, 2013.  The decrease in the cost of funds resulted primarily from the current level of market interest rates which enabled us to reduce the rate of interest paid on time deposit products. Also contributing to the decrease was the maturity of an interest rate swap used to hedge the interest rate on our junior subordinated debentures.  The decrease in average interest-bearing liabilities resulted from a reduction in average time deposits of $192.5 million, or 10.7%, compared to last year, as consumers continue to shift investment priorities to shorter duration or demand products as well as to utilize funds for living expenses. The decrease in time deposits was partially offset by a combined increase in the average balance of interest-bearing demand deposits, savings deposits and money market deposit accounts of $113.0 million, or 3.5%, compared to the average balance for the quarter ended June 30, 2013.

Net Interest Income

Net interest income decreased by $1.2 million, or 1.9%, to $62.1 million for the quarter ended June 30, 2014 from $63.3 million for the quarter ended June 30, 2013.  This decrease is attributable to the factors discussed above. Loan growth enabled us to redirect cash flows from lower yielding securities which helped offset overall lower market interest rates and maintain our net interest spread and margin.  Our net interest rate spread increased to 3.20% for the quarter ended June 30, 2014 from 3.19% for the quarter ended June 30, 2013 and our net interest margin decreased just one basis point to 3.39% for the quarter ended June 30, 2014 from 3.40% for the quarter ended June 30, 2013.

Provision for Loan Losses

The provision for loan losses increased by $2.9 million, or 53.3%, to $8.3 million for the quarter ended June 30, 2014 from $5.4 million for the quarter ended June 30, 2013.  This increase is due primarily to six business banking loans requiring combined provisions of $5.9 million during the 2014 period.  Improvements in overall asset quality helped to mitigate these increases as classified loans decreased by $19.8 million, or 8.6%, to $210.7 million at June 30, 2014 from $230.5 million at June 30, 2013.  In addition, TDRs decreased by $22.7 million, or 26.3%, to $63.8 million at June 30, 2014 from $86.5 million at June 30, 2013 and loans 90 days or more delinquent decreased by $12.2 million, or 19.3%, to $51.3 million at June 30, 2014 from $63.5 million at June 30, 2013.

In determining the amount of the current period provision, we considered current economic conditions, including unemployment levels and bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss factors.  Net charge-offs for the quarter ended June 30, 2014 were $13.1 million compared to $4.8 million for the quarter ended June 30, 2013, however it was the result of the charge-off of just two commercial loans totaling $8.1 million.  Annualized net charge-offs to average loans increased to 0.90% for the quarter ended June 30, 2014 from 0.34% for the quarter ended June 30, 2013. We analyze the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.

Noninterest Income

Noninterest income increased by $3.7 million, or 27.7%, to $17.1 million for the quarter ended June 30, 2014 from $13.4 million for the quarter ended June 30, 2013. The increase is primarily attributable to a decrease in loss on real estate owned and increases in trust and other financial services income as well as other operating income.  Loss on real estate owned decreased by $1.7 million, or 75.4%, to $562,000 for the quarter ended June 30, 2014 from $2.3 million for the quarter ended June 30, 2013, as a result of a write-down of our largest REO property during the quarter ended June 30, 2013.  Trust and other financial services income increased by $792,000, or 35.0% to $3.1 million for the quarter ended June 30, 2014 from $2.3 million for the quarter ended June 30, 2013.  This increase is due to our acquisition of Evans Capital Management, Inc. as of January 1, 2014 as well as increases in the amount of assets under management.

Other operating income increased by $823,000, or 95.1%, to $1.7 million for the quarter ended June 30, 2014 from $865,000 for the quarter ended June, 2013, due primarily to the increase in dividends received on FHLB stock.

Noninterest Expense

Noninterest expense increased by $1.0 million, or 1.9%, to $53.8 million for the quarter ended June 30, 2014 from $52.8 million for the quarter ended June 30, 2013.  This increase is primarily the result of increases in marketing expenses, professional services and compensation and employee benefits.  Marketing expenses increased by $838,000, or 40.0%, to $2.9 million for the quarter ended June 30, 2014 from $2.1 million for the quarter ended June 30, 2013.  This increase is primarily the result of ongoing loan and demand deposit marketing campaigns as well as the promotion of our recent awards from J.D. Power & Associates, Forbes and Keefe, Bruyette & Woods.  Professional services increased by $576,000, or 48.0%, to $1.8 million for the quarter ended June 30, 2014 from $1.2 million for the quarter ended June 30, 2013, due primarily to consulting engagements to continued enhancement of our regulatory compliance management system.  Compensation and employee benefits increased by $387,000, or 1.4% to $28.5 million for the quarter ended June 30, 2014 from $28.2 million for the quarter ended June 30, 2013.  This increase is primarily the result of our acquisition of Evans Capital Management, Inc.  These increases were partially offset by a decrease in processing expenses of $751,000, or 10.2%, to $6.6 million for the quarter ended June 30, 2014 from $7.4 million for the quarter ended June 30, 2013 due primarily to the timing of software and infrastructure upgrades.

Income Taxes

The provision for income taxes decreased by $586,000, or 11.6%, to $4.5 million for the quarter ended June 30, 2014 from $5.1 million for the quarter ended June 30, 2013.  This decrease in income tax expense is primarily a result of the decrease in income before income taxes of $1.3 million, or 7.3%. In addition, the $1.00 per share special dividend paid on May 15, 2014 is deductible on the Company’s common stock held in our Employee Stock Ownership Plan and 401(k) plan.  Our effective tax rate for the quarter ended June 30, 2014 was 26.0% compared to 27.3% for the quarter ended June 30, 2013.  We anticipate our effective tax rate to be between 26.0% and 27.0% for the year.

Comparison of operating results for the six months ended June 30, 2014 and 2013

Net income for the six months ended June 30, 2014 was $27.4 million, or $0.30 per diluted share, a decrease of $1.4 million, or 4.9%, from $28.8 million, or $0.32 per diluted share, for the same period last year.  The decrease in net income resulted primarily from a decrease in net interest income of $4.3 million as well as an increase in the provision for loan losses of $3.2 million and an increase in the noninterest expense of $2.7 million.  These changes were partially offset by an increase in noninterest income of $7.0 million and a decrease in income tax expense of $1.8 million.  Annualized, net income for the six months ended June 30, 2014 represents a 4.97% and 0.70% return on average equity and return on average assets, respectively, compared to 5.12% and 0.73% for the same period last year.  A discussion of significant changes follows.

Interest Income

Total interest income decreased by $6.9 million, or 4.4%, to $151.5 million for the six months ended June 30, 2014 from $158.4 million for the six months ended June 30, 2013, due to both a decrease in the average yield earned on interest earning assets and a slight decrease in the average balance of interest earning assets.  The average yield on interest earning assets decreased to 4.17% for the six months ended June 30, 2014 from 4.30% for the six months ended June 30, 2013.  The average yield on all categories of interest earning assets decreased compared to the same period last year with the exception of interest-earning deposits and dividends on FHLB stock.  Average interest earning assets decreased by $2.4 million to

$7.361 billion for the six months ended June 30, 2014 from $7.363 billion for the six months ended June 30, 2013.

Interest income on loans receivable decreased by $4.8 million, or 3.3%, to $140.2 million for the six months ended June 30, 2014 from $145.0 million for the six months ended June 30, 2013.  The average yield on loans receivable decreased to 4.85% for the six months ended June 30, 2014 from 5.15% for the six months ended June 30, 2013. The decrease in average yield is primarily attributable to the origination of new loans and rate reductions for existing variable rate loans in this historically low interest rate and highly competitive environment.  This decrease was partially offset by an increase in the average balance of loans receivable of $197.4 million, or 3.5%, to $5.829 billion at June 30, 2014 from $5.631 billion at June 30, 2013. This increase is primarily attributable to our continued emphasis on building business banking loan relationships.

Interest income on mortgage-backed securities decreased by $1.2 million, or 19.1%, to $5.5 million for the six months ended June 30, 2014 from $6.7 million for the six months ended June 30, 2013. This decrease is the result of decreases in both the average balance and average yield.  The average balance of mortgage-backed securities decreased by $115.0 million, or 15.8%, to $611.1 million for the six months ended June 30, 2014 from $726.1 for the six months ended June 30, 2013 due primarily to redirecting cash flows to fund loan growth and the payment of dividends.  The average yield on mortgage-backed securities decreased to 1.79% for the six months ended June 30, 2014 from 1.86% for the six months ended June 30, 2013. The decrease in average yield resulted from the purchase of mortgage-backed securities during this period of historically low market interest rates.

Interest income on investment securities decreased by $749,000, or 12.3%, to $5.3 million for the six months ended June 30, 2014 from $6.1 million for the six months ended June 30, 2013.  This decrease was the result of a decrease in the average yield on investment securities to 2.11% for the six months ended June 30, 2014 from 2.43% for the six months ended June 30, 2013, as a result of higher rate municipal bonds maturing or being called and replaced with lower yielding shorter duration government agency bonds.  Partially offsetting this decrease was an increase in the average balance of investment securities of $6.4 million, or 1.3%, to $507.3 million for the six months ended June 30, 2014 from $500.9 million for the six months ended June 30, 2013, due to deploying excess cash flow in a manner to minimize net interest margin compression and extension risk.

For the six months ended June 30, 2014 we received dividends on FHLB stock of $973,000 on an average balance of $43.8 million, resulting in a yield of 4.44%, compared to dividends of $71,000 on an average balance of $47.5 million, resulting in a yield of 0.30% for the six months ended June 30, 2013. These dividends are reported as other operating income on our Consolidated Statements of Income.

Interest income on interest-earning deposits decreased by $105,000, or 17.8%, to $486,000 for the six months ended June 30, 2014 from $591,000 for the six months ended June 30, 2013.  This decrease is due to the average balance decreasing by $87.6 million, or 19.1%, to $370.3 million for the six months ended June 30, 2014 from $457.9 million for the six months ended June 30, 2013.  The average balance decreased due to common stock dividend payments and loan growth.  The average yield on interest-earning deposits remained unchanged at 0.26% for the six months ended June 30, 2014 compared to the same period last year.

Interest Expense

Interest expense decreased by $2.7 million, or 8.6%, to $28.4 million for the six months ended June 30, 2014 from $31.1 million for the six months ended June 30, 2013.  This decrease in interest expense was due to a decrease in the average balance of interest-bearing liabilities of $72.3 million, or 1.2%, to $5.878 billion for the six months ended June 30, 2014 from $5.950 billion for the six months ended June 30, 2013.  In addition, the average cost of interest-bearing liabilities decreased by eight basis points to 0.97% for the six months ended June 30, 2014 from 1.05% for the six months ended June 30, 2013.  The decrease in interest-bearing liabilities is the result of a decrease in the average balance of time deposits of $198.5 million, or 10.9%, as we believe consumers continue to prefer more liquid deposit accounts as protection against possible higher interest rates in the future.  Partially offsetting this decrease was an increase of $109.3 million, or 3.5% in all other deposit products.  The decrease in the cost of funds was due primarily to a reduction in the rates paid on all deposit products and the maturity of an interest rate swap on our junior subordinated debentures.

Net Interest Income

Net interest income decreased by $4.3 million, or 3.4%, to $123.0 million for the six months ended June 30, 2014 from $127.3 million for the six months ended June 30, 2013.  This decrease in net interest income was attributable to the factors discussed above.  Our net interest rate spread decreased to 3.20% for the six months ended June 30, 2014 from 3.25% for the six months ended June 30, 2013, and our net interest margin decreased to 3.37% for the six months ended June 30, 2014 from 3.46% for the six months ended June 30, 2013.

Provision for Loan Losses

The provision for loan losses increased by $3.2 million, or 25.5%, to $15.8 million for the six months ended June 30, 2014 from $12.6 million for the six months ended June 30, 2013.  This increase is due primarily to seven business banking loans requiring combined provisions of $12.2 million during the 2014 period.  Improvements in overall asset quality partially offset these increases.  Classified loans decreased by $19.8 million, or 8.6%, to $210.7 million at June 30, 2014 from $230.5 million at June 30, 2013.  In addition, total nonaccrual loans decreased by $23.8 million, or 19.7%, to $96.8 million at June 30, 2014 from $120.6 million at June 30, 2013 and loans 90 days or more delinquent decreased by $12.2 million, or 19.3%, to $51.3 million at June 30, 2014 from $63.5 million at June 30, 2013.

In determining the amount of the current period provision, we considered current economic conditions, including unemployment levels and bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss factors.  Net charge-offs for the six months ended June 30, 2014 were $15.7 million compared to $13.2 million for the six months ended June 30, 2013.  Annualized net charge-offs to average loans increased to 0.54% for the six months ended June 30, 2014 from 0.47% for the six months ended June 30, 2013. We analyze the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.

Noninterest Income

Noninterest income increased by $7.0 million, or 23.5%, to $36.8 million for the six months ended June 30, 2014 from $29.8 million for the six months ended June 30, 2013. The increase is primarily attributable to increases in gain on sale of investments and trust and other financial services income and a decrease in loss on real estate owned.  Gain on sale of investments increased by $3.6 million to $3.7 million for the six months ended June 30, 2014 from $120,000 for the six months ended June 30, 2013, due to the sale of equity securities during the current year.  Trust and other financial services income increased by $1.6 million, or 36.6% to $6.1 million for the six months ended June 30, 2014 from $4.5 million for the six months ended June 30, 2013.  This increase is due to our acquisition of Evans Capital Management, Inc. as of January 1, 2014 as well as increases in the amount of assets under management.  Loss on real estate owned decreased by $1.7 million, or 71.1%, to $697,000 for the six months ended June 30, 2014 from $2.4 million for the six months ended June 30, 2013, as a result of a write-down of our largest REO property during 2013.  Partially offsetting these favorable variances was a decrease in mortgage banking income of $678,000, or 56.9%, to $514,000 for the six months ended June 30, 2014 from $1.2 million for the six months ended June 30, 2013.  This decrease resulted from fewer sales of residential mortgage loans into the secondary market during the current year compared to the same period last year.

Noninterest Expense

Noninterest expense increased by $2.7 million, or 2.6%, to $107.0 million for the six months ended June 30, 2014 from $104.3 million for the six months ended June 30, 2013.  This increase is primarily the result of increases in professional services, marketing expenses, office operations and compensation and employee benefits.  Professional services increased by $954,000, or 32.7%, to $3.8 million for the six months ended June 30, 2014 from $2.9 million for the six months ended June 30, 2013, due primarily to consulting engagements to test and refine our regulatory compliance management system.  Marketing expenses increased by $575,000, or 14.4%, to $4.6 million for the six months ended June 30, 2014 from $4.0 million for the six months ended June 30, 2013.  This increase is primarily the result of loan and demand deposit marketing campaigns which started during March 2014.  Office operations increased by $491,000, or 6.9%, to $7.6 million for the six months ended June 30, 2014 from $7.1 million for the six months ended June 30, 2013, due primarily to increased collections costs.  Compensation and employee benefits increased by $429,000, or 0.8% to $56.5 million for the six months ended June 30, 2014 from $56.1 million for the six months ended June 30, 2013.  This increase is primarily the result of our acquisition of Evans Capital Management, Inc.  These increases were partially offset by a decrease in federal deposit insurance premiums of $227,000, or 7.9%, to $2.6 million for the six months ended June 30, 2014 from $2.9 million for the six months ended June 30, 2013.

Income Taxes

The provision for income taxes decreased by $1.8 million, or 15.3%, to $9.7 million for the six months ended June 30, 2014 from $11.5 million for the six months ended June 30, 2013.  This decrease in income tax expense is primarily a result of the decrease in income before income taxes of $3.2 million, or 7.9%. In addition, the $1.00 per share special dividend paid on May 15, 2014 is deductible on the Company’s common stock held in our Employee Stock Ownership Plan and 401(k) plan.  Our effective tax rate for the six months ended June 30, 2014 was 26.2% compared to 28.5% for the six months ended June 30, 2013.  We anticipate our effective tax rate to be between 26.0% and 27.0% for the year.

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

	Quarter ended June 30,
	2014			2013
			Avg.			Avg.
	Average		yield/	Average		yield/
	balance	Interest	cost (f)	balance	Interest	cost (f)
Assets:
Interest-earning assets:
Loans receivable (a) (b) (includes FTE adjustments of $540 and $561, respectively)	$5,833,540	71,337	4.90%	5,623,784	72,548	5.16%
Mortgage-backed securities (c)	601,066	2,666	1.77%	726,583	3,308	1.82%
Investment securities (c) (includes FTE adjustments of $860 and $1,127, respectively)	507,315	3,472	2.74%	531,802	4,255	3.20%
FHLB stock	43,944	697	6.34%	48,110	34	0.28%
Other interest-earning deposits	424,434	286	0.27%	513,930	340	0.26%

Total interest-earning assets (includes FTE adjustments of $1,400 and $1,688, respectively)	7,410,299	78,458	4.24%	7,444,209	80,485	4.32%

Noninterest earning assets (d)	530,582			531,771

Total assets	$7,940,881			7,975,980

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$1,239,563	821	0.27%	1,209,783	900	0.30%
Interest-bearing checking deposits	896,014	149	0.07%	873,804	149	0.07%
Money market deposit accounts	1,182,542	792	0.27%	1,121,579	748	0.27%
Time deposits	1,598,523	4,659	1.17%	1,791,030	5,607	1.26%
Borrowed funds (e)	872,653	6,623	3.04%	866,476	6,612	3.06%
Junior subordinated debentures	103,094	1,170	4.49%	103,094	1,420	5.45%

Total interest-bearing liabilities	5,892,389	14,214	0.97%	5,965,766	15,436	1.04%

Noninterest-bearing checking deposits	852,253			778,468
Noninterest-bearing liabilities	128,072			102,191

Total liabilities	6,872,714			6,846,425

Shareholders’ equity	1,068,167			1,129,555

Total liabilities and shareholders’ equity	$7,940,881			7,975,980

Net interest income/ Interest rate spread		64,244	3.27%		65,049	3.28%

Net interest-earning assets/ Net interest margin	$1,517,910		3.47%	1,478,443		3.50%

Ratio of interest-earning assets to interest-bearing liabilities	1.26X			1.25X

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

(e) Average balances include FHLB borrowings and collateralized borrowings.

(f) Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans – 4.87% and 5.12%, respectively; Investment securities – 2.06% and 2.35%, respectively; interest-earning assets – 4.17% and 4.23%, respectively. GAAP basis net interest rate spreads were 3.20% and 3.19%, respectively; and GAAP basis net interest margins were 3.39% and 3.40%, respectively.

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

Quarters ended June 30, 2014 and 2013

			Net
	Rate	Volume	Change
Interest earning assets:
Loans receivable	$(3,917)	2,706	(1,211)
Mortgage-backed securities	(85)	(557)	(642)
Investment securities	(615)	(168)	(783)
FHLB stock	666	(3)	663
Other interest-earning deposits	5	(59)	(54)
Total interest-earning assets	(3,946)	1,919	(2,027)

Interest-bearing liabilities:
Savings deposits	(99)	20	(79)
Interest-bearing checking deposits	(4)	4	—
Money market deposit accounts	3	41	44
Time deposits	(345)	(603)	(948)
Borrowed funds	(36)	47	11
Junior subordinated debentures	(250)	—	(250)
Total interest-bearing liabilities	(731)	(491)	(1,222)

Net change in net interest income	$(3,215)	2,410	(805)

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

	Six months ended June 30,
	2014			2013
			Avg.			Avg.
	Average		yield/	Average		yield/
	balance	Interest	cost (f)	balance	Interest	cost (f)
Assets:
Interest-earning assets:
Loans receivable (a) (b) (includes FTE adjustments of $1,084 and $1,115, respectively)	$5,828,500	141,254	4.89%	$5,631,110	146,075	5.19%
Mortgage-backed securities (c)	611,050	5,459	1.79%	726,057	6,749	1.86%
Investment securities (c) (includes FTE adjustments of $1,752 and $2,238, respectively)	507,334	7,099	2.80%	500,881	8,334	3.33%
FHLB stock	43,830	973	4.44%	47,492	71	0.30%
Other interest-earning deposits	370,292	486	0.26%	457,871	591	0.26%

Total interest-earning assets (includes FTE adjustments of $2,836 and $3,353, respectively)	7,361,006	155,271	4.25%	7,363,411	161,820	4.40%

Noninterest earning assets (d)	575,490			584,030

Total assets	$7,936,496			7,947,441

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$1,224,042	1,624	0.27%	$1,195,216	1,794	0.30%
Interest-bearing checking deposits	873,972	288	0.07%	857,121	289	0.07%
Money market deposit accounts	1,178,202	1,574	0.27%	1,114,553	1,490	0.27%
Time deposits	1,621,745	9,425	1.17%	1,820,244	11,645	1.29%
Borrowed funds (e)	876,897	13,180	3.03%	860,017	13,038	3.06%
Junior subordinated debentures	103,094	2,327	4.49%	103,094	2,825	5.45%

Total interest-bearing liabilities	5,877,952	28,418	0.97%	5,950,245	31,081	1.05%

Noninterest-bearing checking deposits	833,750			766,578
Noninterest-bearing liabilities	114,994			96,297

Total liabilities	6,826,696			6,813,120

Shareholders’ equity	1,109,800			1,134,321

Total liabilities and shareholders’ equity	$7,936,496			7,947,441

Net interest income/ Interest rate spread		126,853	3.28%		130,739	3.35%

Net interest-earning assets/ Net interest margin	$1,483,054		3.45%	1,413,166		3.55%

Ratio of interest-earning assets to interest-bearing liabilities	1.25X			1.24X

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

(e) Average balances include FHLB borrowings and collateralized borrowings.

(f) Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans – 4.85% and 5.15%, respectively; Investment securities – 2.11% and 2.43%, respectively; interest-earning assets – 4.17% and 4.30%, respectively. GAAP basis net interest rate spreads were 3.20% and 3.25%, respectively; and GAAP basis net interest margins were 3.37% and 3.46%, respectively.

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

Six months ended June 30, 2014 and 2013

			Net
	Rate	Volume	Change
Interest earning assets:
Loans receivable	$(9,941)	5,120	(4,821)
Mortgage-backed securities	(263)	(1,027)	(1,290)
Investment securities	(1,342)	107	(1,235)
FHLB stock	907	(5)	902
Other interest-earning deposits	8	(113)	(105)
Total interest-earning assets	(10,631)	4,082	(6,549)

Interest-bearing liabilities:
Savings deposits	(213)	43	(170)
Interest-bearing checking deposits	(7)	6	(1)
Money market deposit accounts	(1)	85	84
Time deposits	(950)	(1,270)	(2,220)
Borrowed funds	(112)	254	142
Junior subordinated debentures	(498)	—	(498)
Total interest-bearing liabilities	(1,781)	(882)	(2,663)

Net change in net interest income	$(8,850)	4,964	(3,886)

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

We have an Asset/ Liability Committee consisting of several members of management which meets monthly to review market interest rates, economic conditions, the pricing of interest-earning assets and interest-bearing liabilities and the balance sheet structure.  On a quarterly basis, this Committee also reviews the interest rate risk position and cash flow projections.

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at June 30, 2014 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from June 30, 2014 levels.

	Increase			Decrease
Non-parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/ (decrease) in net income	0.4%	2.0%	2.6%	(12.6)%
Projected increase/ (decrease) in return on average equity	0.5%	2.0%	2.5%	(12.2)%
Projected increase/ (decrease) in earnings per share	$0.00	$0.01	$0.01	$(0.08)
Projected percentage increase/ (decrease) in market value of equity	(5.1)%	(15.1)%	(23.4)%	(0.1)%

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

PART II.                                             OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to a number of asserted and unasserted claims encountered in the normal course of business.  We believe that any additional liability, other than that which has already been accrued, that may result from such potential litigation will not have a material adverse effect on the financial statements.  However, we cannot presently determine whether or not any claims against us will have a material adverse effect on our results of operations in any future reporting period.  See note 11.

Item 1A.  Risk Factors

There are no material changes to the risk factors as previously discussed in Item 1A, to Part I of our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)                                  Not applicable.

b.)                                  Not applicable.

c.)                                   The following table discloses information regarding the repurchase of shares of common stock during the quarter ending June 30, 2014:

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (1)	Maximum number of shares yet to be purchased under the plan (1)
April	—	$—	—	1,049,189
May	—	—	—	1,049,189
June	—	—	—	1,049,189
	—	$—

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (2)	Maximum number of shares yet to be purchased under the plan (2)
April	—	$—	—	5,000,000
May	—	—	—	5,000,000
June	—	—	—	5,000,000
	—	$—

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	August 8, 2014	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	August 8, 2014	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller
(Principal Accounting Officer of the Registrant)