Form 10-Q
period 2014-09-30
Northwest Bancshares, Inc.
filed 2014-11-07
CIK 1471265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

Common Stock ($0.01 par value) 94,941,430 shares outstanding as of October 30, 2014

NORTHWEST BANCSHARES, INC.

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2014	2013
Assets
Cash and due from banks	$83,994	98,122
Interest-earning deposits in other financial institutions	209,161	293,149
Federal funds sold and other short-term investments	634	634
Marketable securities available-for-sale (amortized cost of $928,644 and $1,022,078)	930,913	1,016,767
Marketable securities held-to-maturity (fair value of $113,322 and $124,061)	110,214	121,366
Total cash and investments	1,334,916	1,530,038

Personal Banking:
Residential mortgage loans held for sale	—	221
Residential mortgage loans	2,511,272	2,482,783
Home equity loans	1,071,540	1,083,939
Other consumer loans	238,653	228,348
Total Personal Banking	3,821,465	3,795,291
Business Banking:
Commercial real estate loans	1,732,234	1,608,399
Commercial loans	403,402	402,601
Total Business Banking	2,135,636	2,011,000
Total loans	5,957,101	5,806,291
Allowance for loan losses	(71,650)	(71,348)
Total loans, net	5,885,451	5,734,943

Federal Home Loan Bank stock, at cost	43,985	43,715
Accrued interest receivable	19,505	19,152
Real estate owned, net	15,007	18,203
Premises and equipment, net	144,759	146,139
Bank owned life insurance	143,306	140,172
Goodwill	176,169	174,644
Other intangible assets	3,364	2,319
Other assets	60,464	70,715
Total assets	$7,826,926	7,880,040

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing checking deposits	$884,804	789,135
Interest-bearing checking deposits	895,280	852,809
Money market deposit accounts	1,180,540	1,167,954
Savings deposits	1,214,284	1,191,584
Time deposits	1,532,815	1,667,397
Total deposits	5,707,723	5,668,879

Borrowed funds	878,448	881,645
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	103,094	103,094
Advances by borrowers for taxes and insurance	16,267	26,669
Accrued interest payable	880	888
Other liabilities	43,793	43,499
Total liabilities	6,750,205	6,724,674

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 94,994,819 and 94,243,713 shares issued, respectively	950	943
Paid-in capital	627,748	619,678
Retained earnings	476,484	569,728
Unallocated common stock of employee stock ownership plan	(21,798)	(23,083)
Accumulated other comprehensive loss	(6,663)	(11,900)
Total shareholders’ equity	1,076,721	1,155,366
Total liabilities and shareholders’ equity	$7,826,926	7,880,040

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Quarter ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income:
Loans receivable	$70,820	71,422	210,868	216,113
Mortgage-backed securities	2,504	3,113	7,963	9,862
Taxable investment securities	1,004	1,030	3,098	2,969
Tax-free investment securities	1,561	1,912	4,814	6,069
Interest-earning deposits	187	253	673	844
Total interest income	76,076	77,730	227,416	235,857

Interest expense:
Deposits	6,305	7,150	19,216	22,368
Borrowed funds	7,882	8,126	23,389	23,989
Total interest expense	14,187	15,276	42,605	46,357

Net interest income	61,889	62,454	184,811	189,500
Provision for loan losses	3,466	4,992	19,236	17,555
Net interest income after provision for loan losses	58,423	57,462	165,575	171,945

Noninterest income:
Gain on sale of investments	852	109	4,549	229
Service charges and fees	9,665	9,282	27,115	27,010
Trust and other financial services income	2,976	2,380	9,078	6,847
Insurance commission income	1,778	2,019	6,579	6,504
Loss on real estate owned, net	(240)	(111)	(937)	(2,526)
Income from bank owned life insurance	1,083	1,178	3,134	3,351
Mortgage banking income	239	203	753	1,395
Other operating income	1,836	1,049	4,699	3,090
Total noninterest income	18,189	16,109	54,970	45,900

Noninterest expense:
Compensation and employee benefits	28,047	27,629	84,562	83,715
Premises and occupancy costs	5,642	5,633	17,939	17,530
Office operations	3,419	3,497	11,044	10,631
Processing expenses	6,723	6,036	19,951	19,279
Marketing expenses	2,211	1,032	6,779	5,025
Federal deposit insurance premiums	1,242	1,377	3,877	4,239
Professional services	1,854	1,331	5,691	4,223
Amortization of other intangible assets	330	291	992	988
Real estate owned expense	636	681	1,734	1,880
Other expenses	3,250	2,770	7,754	7,044
Total noninterest expense	53,354	50,277	160,323	154,554

Income before income taxes	23,258	23,294	60,222	63,291

Federal and state income taxes	5,926	5,727	15,605	17,104

Net income	$17,332	17,567	44,617	46,187

Basic earnings per share	$0.19	0.19	0.49	0.51

Diluted earnings per share	$0.19	0.19	0.48	0.51

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Quarter ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Income	$17,332	17,567	44,617	46,187
Other comprehensive income net of tax:
Net unrealized holding gains/ (losses) on marketable securities:
Unrealized holding gains/ (losses) net of tax of $1,002, $(73), $(4,574) and $6,767, respectively	(1,570)	110	7,149	(10,619)
Reclassification adjustment for gains included in net income, net of tax of $268, $55, $1,616 and $142 respectively	(419)	(87)	(2,527)	(221)
Net unrealized holding gains/ (losses) on marketable securities	(1,989)	23	4,622	(10,840)

Change in fair value of interest rate swaps, net of tax of $(367), $(159), $(555) and $(1,400), respectively	680	294	1,029	2,600

Defined benefit plan:
Reclassification adjustment for prior period service costs included in net income, net of tax of $74, $(123), $223 and $(369), respectively	(138)	229	(414)	687

Other comprehensive income/ (loss)	(1,447)	546	5,237	(7,553)

Total comprehensive income	$15,885	18,113	49,854	38,634

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, expect share data)

Quarter ended September 30, 2013

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at June 30, 2013	93,877,847	$939	613,520	555,692	(19,587)	(23,743)	1,126,821

Comprehensive income:
Net income	—	—	—	17,567	—	—	17,567

Other comprehensive income, net of tax of $(300)	—	—	—	—	546	—	546

Total comprehensive income	—	—	—	17,567	546	—	18,113

Exercise of stock options	274,195	3	2,657	—	—	—	2,660

Stock compensation expense	—	—	1,003	—	—	438	1,441

Dividends paid ($0.13 per share)	—	—	—	(11,946)	—	—	(11,946)

Ending balance at September 30, 2013	94,152,042	$942	617,180	561,313	(19,041)	(23,305)	1,137,089

Quarter ended September 30, 2014

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at June 30, 2014	94,949,695	$949	626,213	471,219	(5,216)	(22,200)	1,070,965

Comprehensive income:
Net income	—	—	—	17,332	—	—	17,332

Other comprehensive loss, net of tax of $977	—	—	—	—	(1,447)	—	(1,447)

Total comprehensive income/ (loss)	—	—	—	17,332	(1,447)	—	15,885

Exercise of stock options	45,124	1	476	—	—	—	477

Stock-based compensation expense, including tax benefit of $159	—	—	1,059	—	—	402	1,461

Dividends paid ($0.13 per share)	—	—	—	(12,067)	—	—	(12,067)

Ending balance at September 30, 2014	94,994,819	$950	627,748	476,484	(6,663)	(21,798)	1,076,721

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, expect share data)

Nine months ended September 30, 2013

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2012	93,652,960	$937	613,249	549,040	(11,488)	(24,525)	1,127,213

Comprehensive income:
Net income	—	—	—	46,187	—	—	46,187

Other comprehensive loss, net of tax of $5,140	—	—	—	—	(7,553)	—	(7,553)

Total comprehensive income/ (loss)	—	—	—	46,187	(7,553)	—	38,634

Exercise of stock options	598,562	6	5,555	—	—	—	5,561

Stock-based compensation expense	269,320	3	2,831	—	—	1,220	4,054

Share repurchases	(368,800)	(4)	(4,455)	—	—	—	(4,459)

Dividends paid ($0.37 per share)	—	—	—	(33,914)	—	—	(33,914)

Ending balance at September 30, 2013	94,152,042	$942	617,180	561,313	(19,041)	(23,305)	1,137,089

Nine months ended September 30, 2014

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2013	94,243,713	$943	619,678	569,728	(11,900)	(23,083)	1,155,366

Comprehensive income:
Net income	—	—	—	44,617	—	—	44,617

Other comprehensive income, net of tax of $(3,290)	—	—	—	—	5,237	—	5,237

Total comprehensive income	—	—	—	44,617	5,237	—	49,854

Exercise of stock options	478,476	5	4,935	—	—	—	4,940

Stock-based compensation expense, including tax benefit of $159	272,630	2	3,135	—	—	1,285	4,422

Dividends paid ($1.49 per share)	—	—	—	(137,861)	—	—	(137,861)

Ending balance at September 30, 2014	94,994,819	$950	627,748	476,484	(6,663)	(21,798)	1,076,721

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine months ended
	September 30,
	2014	2013
OPERATING ACTIVITIES:
Net Income	$44,617	46,187
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	19,236	17,555
Net gain on sale of assets	(4,681)	(813)
Net depreciation, amortization and accretion	6,975	6,638
Decrease in other assets	6,621	5,802
(Decrease)/ increase in other liabilities	(3,839)	4,131
Net amortization on marketable securities	288	204
Noncash write-down of real estate owned	1,844	3,580
Origination of loans held for sale	(758)	(36,411)
Proceeds from sale of loans held for sale	1,023	52,408
Noncash compensation expense related to stock benefit plans	4,263	4,054
Net cash provided by operating activities	75,589	103,335

INVESTING ACTIVITIES:
Purchase of marketable securities available-for-sale	(34,996)	(233,606)
Proceeds from maturities and principal reductions of marketable securities available-for-sale	124,856	202,109
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	11,152	29,193
Proceeds from sale of marketable securities available-for-sale	7,834	—
Loan originations	(1,469,902)	(1,536,087)
Proceeds from loan maturities and principal reductions	1,296,321	1,469,752
(Purchase)/ redemption of Federal Home Loan Bank stock	(270)	3,118
Proceeds from sale of real estate owned	8,602	14,134
Sale of real estate owned for investment, net	456	485
Purchase of premises and equipment	(7,290)	(12,653)
Acquistions, net of cash received	(2,792)	—
Net cash used in investing activities	(66,029)	(63,555)

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

(in thousands)

	Ninemonths ended
	September 30,
	2014	2013
FINANCING ACTIVITIES:
Increase/ (decrease) in deposits, net	$38,844	(39,235)
Proceeds from long-term borrowings	—	30,000
Repayments of long-term borrowings	(40)	(51)
Net decrease in short-term borrowings	(3,157)	(24,900)
Decrease in advances by borrowers for taxes and insurance	(10,402)	(9,173)
Cash dividends paid	(137,861)	(33,914)
Purchase of common stock for retirement	—	(4,459)
Proceeds from stock options exercised	4,940	5,561
Net cash used in financing activities	(107,676)	(76,171)

Net decrease in cash and cash equivalents	$(98,116)	(36,391)

Cash and cash equivalents at beginning of period	$391,905	451,704
Net decrease in cash and cash equivalents	(98,116)	(36,391)
Cash and cash equivalents at end of period	$293,789	415,313

Cash and cash equivalents:
Cash and due from banks	$83,994	93,335
Interest-earning deposits in other financial institutions	209,161	321,344
Federal funds sold and other short-term investments	634	634
Total cash and cash equivalents	$293,789	415,313

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $17,276 and $20,126, respectively)	$42,613	46,384
Income taxes	$19,343	22,177

Non-cash activities:
Loans foreclosures and repossessions	$7,158	11,667
Sale of real estate owned financed by the Company	$370	888

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

(1)                                 Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company”) or (“NWBI”), a Maryland corporation headquartered in Warren, Pennsylvania, is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  The Company was incorporated to be the successor to Northwest Bancorp, Inc. upon the completion of the mutual-to-stock conversion of Northwest Bancorp, MHC in December 2009.  The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Savings Bank, a Pennsylvania-chartered savings bank (“Northwest”).  Northwest is regulated by the FDIC and the Pennsylvania Department of Banking.  At September 30, 2014, Northwest operated 164 community-banking offices throughout Pennsylvania, western New York, eastern Ohio and Maryland.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Settlement Agency, LLC, Northwest Consumer Discount Company, Northwest Financial Services, Inc., Northwest Advisors, Inc., Northwest Capital Group, Inc., Allegheny Services, Inc., Great Northwest Corporation, Boetger & Associates, Inc., The Bert Company, and Evans Capital Management, Inc. The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information or footnotes required for complete annual financial statements.  In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included.  The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 updated, as required, for any new pronouncements or changes.

During the quarter ended September 30, 2014, the Company revised the comparative December 31, 2013 accrued interest receivable balance from $21,821 to $19,152, the goodwill balance from $174,463 to $174,644, the other assets balance from $69,663 to $70,715 and the retained earnings balance from $571,164 to $569,728 within the consolidated statements of financial condition.  Additionally, the Company revised the comparative September 30, 2013 interest income — loans receivable balance from $71,480 and $216,440 on a quarter to date and year to date basis, respectively, to $71,422 and $216,113 on a quarter to date and year to date basis, respectively, and revised the comparative September 30, 2013 net income balance from $17,600 and $46,376 on a quarter to date and year to date basis, respectively, to $17,567 and $46,187 on a quarter to date and year to date basis, respectively.  The Company has assessed the materiality of these corrections of errors and concluded, based on qualitative and quantitative considerations, that the adjustments are not material to the financial statements as a whole.

The results of operations for the quarter and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other period.

Stock-Based Compensation

On May 21, 2014, we awarded employees 534,950 stock options and directors 57,600 stock options with an exercise price of $13.15 and grant date fair value of $1.45 per stock option.  On May 21, 2014, we also awarded employees 251,030 restricted common shares and directors 21,600 restricted common shares with a grant date fair value of $13.22.  Awarded stock options and common shares vest over a ten-year period with the first vesting occurring on the grant date.  Stock-based compensation expense of $1.3 million and $1.2 million for the quarter ended September 30, 2014 and 2013, respectively, and $4.3 million and $3.8 million for the nine months ended September 30, 2014 and 2013, respectively, was recognized in compensation expense relating to our stock benefit plans.  At September 30, 2014 there was compensation expense of $5.2 million to be recognized for awarded but unvested stock options and $16.6 million for unvested common shares.

Income Taxes- Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of September 30, 2014 we had no liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in federal and state income taxes and (2) refund claims in other operating income.  We recognize penalties (if any) in federal and state income taxes.  There is no amount accrued for the payment of interest or penalties at September 30, 2014.  We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2013, 2012 and 2011.

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

In August 2014, the FASB issued ASU No. 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”, which will require creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account.  This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  An entity can elect a prospective or a modified retrospective transition method, but must use the same transition method that it elected under FASB ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”.  We do not expect that this standard will have a material impact on our results of operations or financial position.

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

At or for the quarter ended:

	Community	Consumer
September 30, 2014 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$71,156	4,682	238	76,076
Intersegment interest income	610	—	(610)	—
Interest expense	13,094	610	483	14,187
Provision for loan losses	2,750	716	—	3,466
Noninterest income	17,468	264	457	18,189
Noninterest expense	50,048	3,057	249	53,354
Income tax expense (benefit)	5,923	234	(231)	5,926
Net income	17,419	329	(416)	17,332
Total assets	$7,699,696	106,517	20,713	7,826,926

	Community	Consumer
September 30, 2013 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$72,393	5,077	260	77,730
Intersegment interest income	670	—	(670)	—
Interest expense	13,975	670	631	15,276
Provision for loan losses	4,000	992	—	4,992
Noninterest income	15,651	445	13	16,109
Noninterest expense	47,102	2,998	177	50,277
Income tax expense (benefit)	5,817	343	(433)	5,727
Net income	17,820	519	(772)	17,567
Total assets	$7,756,495	110,003	40,436	7,906,934

(1)   Eliminations consist of intercompany loans, interest income and interest expense.

At or for the nine months ended:

	Community	Consumer
September 30, 2014 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$212,588	14,047	781	227,416
Intersegment interest income	1,807	—	(1,807)	—
Interest expense	39,411	1,807	1,387	42,605
Provision for loan losses	17,100	2,136	—	19,236
Noninterest income	51,130	1,034	2,806	54,970
Noninterest expense	150,450	8,926	947	160,323
Income tax expense (benefit)	14,925	918	(238)	15,605
Net income	43,639	1,294	(316)	44,617
Total assets	$7,699,696	106,517	20,713	7,826,926

	Community	Consumer
September 30, 2013 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$219,454	15,496	907	235,857
Intersegment interest income	2,046	—	(2,046)	—
Interest expense	42,531	2,046	1,780	46,357
Provision for loan losses	15,006	2,549	—	17,555
Noninterest income	44,661	1,178	61	45,900
Noninterest expense	144,661	9,286	607	154,554
Income tax expense (benefit)	17,239	1,144	(1,279)	17,104
Net income	46,724	1,649	(2,186)	46,187
Total assets	$7,756,495	110,003	40,436	7,906,934

(1)   Eliminations consist of intercompany loans, interest income and interest expense.

(3)                                 Investment securities and impairment of investment securities

The following table shows the portfolio of investment securities available-for-sale at September 30, 2014 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$27	—	—	27

Debt issued by government sponsored enterprises:
Due in one year - five years	296,461	246	(3,659)	293,048
Due in five years - ten years	26,364	—	(27)	26,337

Equity securities	2,591	727	(70)	3,248

Municipal securities:
Due in one year or less	809	18	—	827
Due in one year - five years	8,070	176	—	8,246
Due in five years - ten years	7,991	127	—	8,118
Due after ten years	56,716	2,461	—	59,177

Corporate debt issues:
Due after ten years	20,484	1,312	(339)	21,457

Residential mortgage-backed securities:
Fixed rate pass-through	76,734	3,122	(447)	79,409
Variable rate pass-through	69,212	3,426	(34)	72,604
Fixed rate non-agency CMOs	3,314	318	—	3,632
Fixed rate agency CMOs	238,429	920	(6,701)	232,648
Variable rate agency CMOs	121,442	739	(46)	122,135
Total residential mortgage-backed securities	509,131	8,525	(7,228)	510,428
Total marketable securities available-for-sale	$928,644	13,592	(11,323)	930,913

The following table shows the portfolio of investment securities available-for-sale at December 31, 2013 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$32	—	—	32

Debt issued by government sponsored enterprises:
Due in one year - five years	227,945	166	(4,041)	224,070
Due in five years - ten years	94,777	72	(2,862)	91,987

Equity securities	5,298	4,622	(70)	9,850

Municipal securities:
Due in one year or less	710	10	—	720
Due in one year - five years	8,443	119	—	8,562
Due in five years - ten years	11,228	275	—	11,503
Due after ten years	71,068	1,111	(386)	71,793

Corporate debt issues:
Due after ten years	21,150	475	(449)	21,176

Residential mortgage-backed securities:
Fixed rate pass-through	85,306	3,041	(1,075)	87,272
Variable rate pass-through	78,890	3,525	(16)	82,399
Fixed rate non-agency CMOs	3,894	107	(3)	3,998
Fixed rate agency CMOs	265,769	1,060	(11,436)	255,393
Variable rate non-agency CMOs	660	—	(9)	651
Variable rate agency CMOs	146,908	674	(221)	147,361
Total residential mortgage-backed securities	581,427	8,407	(12,760)	577,074
Total marketable securities available-for-sale	$1,022,078	15,257	(20,568)	1,016,767

The following table shows the portfolio of investment securities held-to-maturity at September 30, 2014 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value

Municipal securities:
Due in five years - ten years	$10,204	210	—	10,414
Due after ten years	59,149	1,557	—	60,706

Residential mortgage-backed securities:
Fixed rate pass-through	9,171	500	—	9,671
Variable rate pass-through	4,452	115	—	4,567
Fixed rate agency CMOs	26,112	710	—	26,822
Variable rate agency CMOs	1,126	16	—	1,142
Total residential mortgage-backed securities	40,861	1,341	—	42,202
Total marketable securities held-to-maturity	$110,214	3,108	—	113,322

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2013 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value

Municipal securities:
Due in five years - ten years	$8,002	172	—	8,174
Due after ten years	61,314	1,178	(27)	62,465

Residential mortgage-backed securities:
Fixed rate pass-through	11,101	544	—	11,645
Variable rate pass-through	5,172	71	—	5,243
Fixed rate agency CMOs	34,425	780	(33)	35,172
Variable rate agency CMOs	1,352	10	—	1,362
Total residential mortgage-backed securities	52,050	1,405	(33)	53,422
Total marketable securities held-to-maturity	$121,366	2,755	(60)	124,061

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

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2014 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$12,161	(65)	261,829	(3,621)	273,990	(3,686)
Corporate issues	—	—	2,082	(339)	2,082	(339)
Equity securities	—	—	552	(70)	552	(70)
Residential mortgage- backed securities - agency	36,828	(383)	200,282	(6,845)	237,110	(7,228)

Total temporarily impaired securities	$48,989	(448)	464,745	(10,875)	513,734	(11,323)

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

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the quarter ended (in thousands):

	2014	2013
Beginning balance at July 1, (1)	$10,164	9,697
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the quarter	(8)	(43)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at September 30,	$10,156	9,654

(1) – The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the nine months ended (in thousands):

	2014	2013
Beginning balance at Janaury 1, (1)	$10,342	9,811
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the nine month period	(186)	(157)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at September 30,	$10,156	9,654

(1) – The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(4)                                 Loans receivable

The following table shows a summary of our loans receivable at September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Personal Banking:
Loans held for sale	$—	221
Residential mortgage loans	2,519,443	2,491,917
Home equity loans	1,071,540	1,083,939
Other consumer loans	238,653	228,348
Total Personal Banking	3,829,636	3,804,425

Business Banking:
Commercial real estate	1,787,852	1,665,274
Commercial loans	437,378	437,559
Total Business Banking	2,225,230	2,102,833
Total loans receivable, gross	6,054,866	5,907,258

Deferred loan costs	5,181	2,461
Allowance for loan losses	(71,650)	(71,348)
Undisbursed loan proceeds:
Residential mortgage loans	(13,352)	(11,595)
Commercial real estate	(55,618)	(56,875)
Commercial loans	(33,976)	(34,958)
Total loans receivable, net	$5,885,451	5,734,943

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended September 30, 2014 (in thousands):

	Balance September 30, 2014	Current period provision	Charge-offs	Recoveries	Balance June 30, 2014
Personal Banking:
Residental mortgage loans	$7,566	(11)	(352)	162	7,767
Home equity loans	6,054	(159)	(325)	22	6,516
Other consumer loans	5,985	1,483	(1,444)	320	5,626
Total Personal Banking	19,605	1,313	(2,121)	504	19,909

Business Banking:
Commercial real estate loans	35,105	1,317	(1,981)	688	35,081
Commercial loans	12,543	785	(580)	232	12,106
Total Business Banking	47,648	2,102	(2,561)	920	47,187

Unallocated	4,397	51	—	—	4,346

Total	$71,650	3,466	(4,682)	1,424	71,442

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

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2014 (in thousands):

	Balance September 30, 2014	Current period provision	Charge-offs	Recoveries	Balance December 31, 2013
Personal Banking:
Residental mortgage loans	$7,566	1,166	(1,694)	219	7,875
Home equity loans	6,054	(50)	(1,290)	149	7,245
Other consumer loans	5,985	4,162	(4,610)	946	5,487
Total Personal Banking	19,605	5,278	(7,594)	1,314	20,607

Business Banking:
Commercial real estate loans	35,105	3,232	(5,491)	2,395	34,969
Commercial loans	12,543	10,991	(10,866)	1,308	11,110
Total Business Banking	47,648	14,223	(16,357)	3,703	46,079

Unallocated	4,397	(265)	—	—	4,662

Total	$71,650	19,236	(23,951)	5,017	71,348

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

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at September 30, 2014 (in thousands):

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual (1)	Recorded investment in loans past due 90 days or more and still accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residental mortgage loans	$2,511,272	7,566	22,773	—	5,860	1,079	—
Home equity loans	1,071,540	6,054	9,284	29	2,404	251	—
Other consumer loans	238,653	5,985	2,407	339	—	—	—
Total Personal Banking	3,821,465	19,605	34,464	368	8,264	1,330	—

Business Banking:
Commercial real estate loans	1,732,234	35,105	43,940	—	41,680	6,111	269
Commercial loans	403,402	12,543	11,422	22	11,922	1,847	1,050
Total Business Banking	2,135,636	47,648	55,362	22	53,602	7,958	1,319

Total	$5,957,101	67,253	89,826	390	61,866	9,288	1,319

(1)   Includes $21.9 million of nonaccrual TDRs.

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

(1)   Includes $28.9 million of nonaccrual TDRS.

The following table provides geographical and delinquency information related to the loan portfolio by portfolio segment and class of financing receivable at September 30, 2014 (in thousands):

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Recorded investment in loans receivable:
Personal Banking:
Residential mortgage loans	$2,142,552	160,652	18,300	134,696	55,072	2,511,272
Home equity loans	913,085	116,423	9,216	27,133	5,683	1,071,540
Other consumer loans	220,610	9,903	3,209	1,694	3,237	238,653
Total Personal Banking	3,276,247	286,978	30,725	163,523	63,992	3,821,465

Business Banking:
Commercial real estate loans	956,607	563,769	27,115	121,231	63,512	1,732,234
Commercial loans	286,515	87,262	11,820	10,404	7,401	403,402
Total Business Banking	1,243,122	651,031	38,935	131,635	70,913	2,135,636

Total	$4,519,369	938,009	69,660	295,158	134,905	5,957,101

Percentage of total loans receivable	75.8%	15.7%	1.2%	5.0%	2.3%	100.0%

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Loans 90 or more days delinquent:
Personal Banking:
Residential mortgage loans	$15,015	1,038	777	1,601	1,887	20,318
Home equity loans	4,772	798	35	1,126	71	6,802
Other consumer loans	2,063	32	4	—	—	2,099
Total Personal Banking	21,850	1,868	816	2,727	1,958	29,219

Business Banking:
Commercial real estate loans	11,491	1,396	—	48	617	13,552
Commercial loans	2,432	285	16	76	353	3,162
Total Business Banking	13,923	1,681	16	124	970	16,714

Total	$35,773	3,549	832	2,851	2,928	45,933

Percentage of total loans 90 or more days delinquent	77.9%	7.7%	1.8%	6.2%	6.4%	100.0%

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

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the nine months ended September 30, 2014 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residental mortgage loans	$20,319	2,454	—	5,266	28,039	28,787	627
Home equity loans	6,802	2,482	—	2,110	11,394	11,886	364
Other consumer loans	2,098	309	—	—	2,407	2,273	45
Total Personal Banking	29,219	5,245	—	7,376	41,840	42,946	1,036

Business Banking:
Commercial real estate loans	13,552	30,388	40,470	12,539	96,949	91,048	2,734
Commercial loans	3,162	8,260	5,497	2,894	19,813	28,376	731
Total Business Banking	16,714	38,648	45,967	15,433	116,762	119,424	3,465

Total	$45,933	43,893	45,967	22,809	158,602	162,370	4,501

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

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at September 30, 2014 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residental mortgage loans	$2,504,491	6,781	6,781	1,071	—
Home equity loans	1,069,256	2,284	2,284	261	—
Other consumer loans	238,584	69	69	9	—
Total Personal Banking	3,812,331	9,134	9,134	1,341	—

Business Banking:
Commercial real estate loans	1,650,683	81,551	48,830	7,954	32,721
Commercial loans	387,950	15,452	10,382	2,218	5,070
Total Business Banking	2,038,633	97,003	59,212	10,172	37,791

Total	$5,850,964	106,137	68,346	11,513	37,791

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

The following table provides a roll forward of troubled debt restructurings for the periods indicated (in thousands):

	For the quarters ended September 30,
	2014		2013
	Number of contracts		Number of contracts
Beginning TDR balance:	265	$63,793	260	$86,517
New TDRs	14	5,302	19	1,977
Net paydowns		(5,411)		(2,878)
Charge-offs:
Residential mortgage loans	—	—	2	(185)
Home equity loans	—	—	—	—
Commercial real estate loans	4	(346)	—	—
Commercial loans	1	(38)	3	(233)
Paid-off loans:
Residential mortgage loans	—	—	—	—
Home equity loans	2	(35)	1	(2)
Commercial real estate loans	4	(633)	2	(2,268)
Commercial loans	8	(766)	12	(1,468)
Transferred to real estate owned:
Commercial loans	—	—	1	(2,070)
Ending TDR balance:	260	$61,866	258	$79,390

Accruing TDRs		$39,995		$41,871
Non-accrual TDRs		21,871		37,519

The following table provides a roll forward of troubled debt restructurings for the periods indicated (in thousands):

	For the nine months ended September 30,
	2014		2013
	Number of contracts		Number of contracts
Beginning TDR balance:	276	$79,166	225	$89,444
New TDRs	30	8,113	84	11,310
Net paydowns		(12,431)		(10,784)
Charge-offs:
Residential mortgage loans	—	—	4	(357)
Home equity loans	1	(130)	4	(99)
Commercial real estate loans	6	(377)	4	(1,063)
Commercial loans	9	(8,289)	5	(250)
Paid-off loans:
Residential mortgage loans	—	—	1	(109)
Home equity loans	3	(74)	3	(9)
Commercial real estate loans	10	(1,471)	7	(3,119)
Commercial loans	17	(2,641)	22	(3,504)
Transferred to real estate owned:
Commercial loans	—	—	1	(2,070)
Ending TDR balance:	260	$61,866	258	$79,390

Accruing TDRs		$39,995		$41,871
Non-accrual TDRs		21,871		37,519

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended September 30, 2014				For the nine months ended September 30, 2014
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	1	$145	108	37	10	$2,067	1,964	221
Home equity loans	1	136	106	30	3	512	451	32
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	2	281	214	67	13	2,579	2,415	253

Business Banking:
Commercial real estate loans	5	454	453	30	8	543	533	61
Commercial loans	7	4,567	3,777	1,198	9	4,991	4,209	1,233
Total Business Banking	12	5,021	4,230	1,228	17	5,534	4,742	1,294

Total	14	$5,302	4,444	1,295	30	$8,113	7,157	1,547

Troubled debt restructurings modified within the previous twelve months that have subsequently defaulted:
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	$—	—	—
Home equity loans	1	4	3	—	1	4	3	—
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	1	4	3	—	1	4	3	—

Business Banking:
Commercial real estate loans	—	—	—	—	—	—	—	—
Commercial loans	—	—	—	—	3	7,572	417	18
Total Business Banking	—	—	—	—	3	7,572	417	18

Total	1	$4	3	—	4	$7,576	420	18

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended September 30, 2013				For the nine months ended September 30, 2013
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	—	$—	—	—	2	$179	172	16
Home equity loans	1	6	6	—	5	296	286	134
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	1	6	6	—	7	475	458	150

Business Banking:
Commercial real estate loans	14	1,900	1,780	277	49	8,982	7,353	1,641
Commercial loans	4	71	71	3	28	1,853	1,384	204
Total Business Banking	18	1,971	1,851	280	77	10,835	8,737	1,845

Total	19	$1,977	1,857	280	84	$11,310	9,195	1,995

Troubled debt restructurings modified within the previous twelve months that have subsequently defaulted:
Personal Banking:
Residential mortgage loans	—	$—	—	—	1	$70	70	5
Home equity loans	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	1	70	70	5

Business Banking:
Commercial real estate loans	3	269	268	76	3	269	268	76
Commercial loans	1	23	8	2	1	23	8	2
Total Business Banking	4	292	276	78	4	292	276	78

Total	4	$292	276	78	5	$362	346	83

The following table provides information as of September 30, 2014 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended September 30, 2014 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	1	$—	108	—	—	108
Home equity loans	1	—	106	—	—	106
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	2	—	214	—	—	214

Business Banking:
Commercial real estate loans	5	—	—	203	250	453
Commercial loans	7	—	1,453	2,319	5	3,777
Total Business Banking	12	—	1,453	2,522	255	4,230

Total	14	$—	1,667	2,522	255	4,444

The following table provides information as of September 30, 2013 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended September 30, 2013 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	—	$—	—	—	—	—
Home equity loans	1	—	—	6	—	6
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	1	—	—	6	—	6

Business Banking:
Commercial real estate loans	14	—	646	193	941	1,780
Commercial loans	4	—	—	—	71	71
Total Business Banking	18	—	646	193	1,012	1,851

Total	19	$—	646	199	1,012	1,857

The following table provides information as of September 30, 2014 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the nine months ended September 30, 2014 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	10	$—	108	1,856	—	1,964
Home equity loans	3	—	106	345	—	451
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	13	—	214	2,201	—	2,415

Business Banking:
Commercial real estate loans	8	—	—	260	273	533
Commercial loans	9	—	1,563	2,319	327	4,209
Total Business Banking	17	—	1,563	2,579	600	4,742

Total	30	$—	1,777	4,780	600	7,157

The following table provides information as of September 30, 2013 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the nine months ended September 30, 2013 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	2	$—	—	172	—	172
Home equity loans	5	—	—	286	—	286
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	7	—	—	458	—	458

Business Banking:
Commercial real estate loans	49	728	1,086	3,892	1,647	7,353
Commercial loans	28	134	212	748	290	1,384
Total Business Banking	77	862	1,298	4,640	1,937	8,737

Total	84	$862	1,298	5,098	1,937	9,195

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the quarter ended September 30, 2014 (dollars in thousands):

	Number of re-	Type of re-modification
	modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Business Banking:
Commercial real estate loans	2	—	—	114	—	114
Commercial loans	2	—	—	2,064	—	2,064
Total Business Banking	4	—	—	2,178	—	2,178

Total	4	$—	—	2,178	—	2,178

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the quarter ended September 30, 2013 (dollars in thousands):

	Number of re-	Type of re-modification
	modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Business Banking:
Commercial real estate loans	4	—	227	430	—	657
Commercial loans	—	—	—	—	—	—
Total Business Banking	4	—	227	430	—	657

Total	4	$—	227	430	—	657

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the nine months ended September 30, 2014 (dollars in thousands):

	Number of re-	Type of re-modification
	modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	1	$—	—	76	—	76
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	1	—	—	76	—	76

Business Banking:
Commercial real estate loans	4	—	—	171	18	189
Commercial loans	3	—	—	2,064	5	2,069
Total Business Banking	7	—	—	2,235	23	2,258

Total	8	$—	—	2,311	23	2,334

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the nine months ended September 30, 2013 (dollars in thousands):

	Number of re-	Type of re-modification
	modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Business Banking:
Commercial real estate loans	6	—	227	4,007	—	4,234
Commercial loans	1	—	—	—	—	—
Total Business Banking	7	—	227	4,007	—	4,234

Total	7	$—	227	4,007	—	4,234

The following table provides information related to loan payment delinquencies at September 30, 2014 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$4,241	6,558	20,319	31,118	2,480,154	2,511,272
Home equity loans	5,856	1,727	6,802	14,385	1,057,155	1,071,540
Other consumer loans	5,076	1,958	2,098	9,132	229,521	238,653
Total Personal Banking	15,173	10,243	29,219	54,635	3,766,830	3,821,465

Business Banking:
Commercial real estate loans	5,888	2,762	13,552	22,202	1,710,032	1,732,234
Commercial loans	1,413	970	3,162	5,545	397,857	403,402
Total Business Banking	7,301	3,732	16,714	27,747	2,107,889	2,135,636

Total	$22,474	13,975	45,933	82,382	5,874,719	5,957,101

The following table provides information related to loan payment delinquencies at December 31, 2013 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$27,486	7,568	24,625	59,679	2,423,325	2,483,004
Home equity loans	6,946	2,243	8,344	17,533	1,066,406	1,083,939
Other consumer loans	4,515	1,866	2,057	8,438	219,910	228,348
Total Personal Banking	38,947	11,677	35,026	85,650	3,709,641	3,795,291

Business Banking:
Commercial real estate loans	8,449	3,968	18,433	30,850	1,577,549	1,608,399
Commercial loans	9,243	1,555	4,298	15,096	387,505	402,601
Total Business Banking	17,692	5,523	22,731	45,946	1,965,054	2,011,000

Total	$56,639	17,200	57,757	131,596	5,674,695	5,806,291

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

The following table sets forth information about credit quality indicators, which were updated during the quarter ended September 30, 2014 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$2,494,746	—	15,102	—	1,424	2,511,272
Home equity loans	1,064,738	—	6,802	—	—	1,071,540
Other consumer loans	237,134	—	1,519	—	—	238,653
Total Personal Banking	3,796,618	—	23,423	—	1,424	3,821,465

Business Banking:
Commercial real estate loans	1,545,245	40,655	144,244	2,090	—	1,732,234
Commercial loans	350,377	14,391	35,343	3,291	—	403,402
Total Business Banking	1,895,622	55,046	179,587	5,381	—	2,135,636

Total	$5,692,240	55,046	203,010	5,381	1,424	5,957,101

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2013 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$2,464,057	—	17,626	—	1,321	2,483,004
Home equity loans	1,075,595	—	8,344	—	—	1,083,939
Other consumer loans	226,922	—	1,426	—	—	228,348
Total Personal Banking	3,766,574	—	27,396	—	1,321	3,795,291

Business Banking:
Commercial real estate loans	1,398,652	46,557	161,906	1,284	—	1,608,399
Commercial loans	345,612	12,045	43,040	1,904	—	402,601
Total Business Banking	1,744,264	58,602	204,946	3,188	—	2,011,000

Total	$5,510,838	58,602	232,342	3,188	1,321	5,806,291

(5)                                 Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	September 30,	December 31,
	2014	2013
Amortizable intangible assets:
Core deposit intangibles — gross	$30,578	30,578
Acquisitions	—	—
Less: accumulated amortization	(30,556)	(30,491)
Core deposit intangibles — net	22	87
Customer and Contract intangible assets — gross	6,197	6,197
Acquisitions	2,037	—
Less: accumulated amortization	(4,892)	(3,965)
Customer and Contract intangible assets — net	$3,342	2,232

The following table shows the actual aggregate amortization expense for the quarters and nine months ended September 30, 2014 and 2013, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended September 30, 2014	$330
For the quarter ended September 30, 2013	291
For the nine months ended September 30, 2014	992
For the nine months ended September 30, 2013	988
For the year ending December 31, 2014	1,323
For the year ending December 31, 2015	1,008
For the year ending December 31, 2016	779
For the year ending December 31, 2017	550
For the year ending December 31, 2018	391
For the year ending December 31, 2019	232

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2012	$173,029	1,613	174,642
Goodwill acquired	2	—	2
Impairment losses	—	—	—
Balance at December 31, 2013	173,031	1,613	174,644
Goodwill acquired	1,525	—	1,525
Impairment losses	—	—	—
Balance at September 30, 2014	$174,556	1,613	176,169

We performed our annual goodwill impairment test as of June 30, 2014 and concluded that goodwill was not impaired. At September 30, 2014, there were no changes in our operations or other factors that would cause us to update that test. See the Overview of Critical Accounting Policies Involving Estimates section for a description of our testing procedures.

(6)                             Guarantees

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures.  Collateral may be obtained based on management’s credit assessment of the customer.  At September 30, 2014, the maximum potential amount of future payments we could be required to make under these standby letters of credit was $23.8 million, of which $22.9 million is fully collateralized.  At September 30, 2014, we had a liability, which represents deferred income, of $1.0 million related to the standby letters of credit.  There are no recourse provisions that would enable us to recover any amounts from third parties.

(7)                           Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Stock options to purchase 584,711 shares of common stock with a weighted average exercise price of $13.15 per share were outstanding during the quarter ended September 30, 2014 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares of $12.63.  All stock options outstanding during the nine months ended September 30, 2014 were included in the computation of diluted earnings per share because the stock options’ exercise price was less than the average market price of the common shares of $13.60.  All stock options outstanding during the quarter and nine months ended September 30, 2013 were included in the computation of diluted earnings per share because the stock options’ exercise price was less than the average market price of the common shares of $13.77 and $12.92, respectively.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Quarter ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Reported net income	$17,332	17,567	44,617	46,187

Weighted average common shares outstanding	91,745,512	90,760,402	91,465,986	90,530,417
Dilutive potential shares due to effect of stock options	372,642	1,063,982	867,124	679,623
Total weighted average common shares and dilutive potential shares	92,118,154	91,824,384	92,333,110	91,210,040

Basic earnings per share:	$0.19	0.19	0.49	0.51

Diluted earnings per share:	$0.19	0.19	0.48	0.51

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

The following table sets forth the net periodic costs for the defined benefit pension plans and post retirement healthcare plans for the periods indicated (in thousands):

Components of net periodic benefit cost

	Quarter ended September 30,
	Pension benefits		Other post-retirement benefits
	2014	2013	2014	2013
Service cost	$1,035	1,138	—	—
Interest cost	1,457	1,301	16	16
Expected return on plan assets	(2,416)	(2,138)	—	—
Amortization of prior service cost	(581)	(580)	—	—
Amortization of the net loss	357	919	12	13
Net periodic (benefit)/ cost	$(148)	640	28	29

Components of net periodic benefit cost

	Nine months ended September 30,
	Pension benefits		Other post-retirement benefits
	2014	2013	2014	2013
Service cost	$3,105	3,414	—	—
Interest cost	4,371	3,903	49	49
Expected return on plan assets	(7,248)	(6,414)	—	—
Amortization of prior service cost	(1,743)	(1,740)	—	—
Amortization of the net loss	1,070	2,757	36	38
Net periodic (benefit)/ cost	$(445)	1,920	85	87

We made no contribution to our pension or other post-retirement benefit plans during the nine months ended September 30, 2014 and do not anticipate making a contribution to our defined benefit pension plan during the year ending December 31, 2014.

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At September 30, 2014 and December 31, 2013, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at September 30, 2014:

	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$293,789	293,789	293,789	—	—
Securities available-for-sale	930,913	930,913	3,248	916,799	10,866
Securities held-to-maturity	110,214	113,322	—	113,322	—
Loans receivable, net	5,885,451	6,225,823	—	—	6,225,823
Accrued interest receivable	19,505	19,505	19,505	—	—
FHLB Stock	43,985	43,985	—	—	—
Total financial assets	$7,283,857	7,627,337	316,542	1,030,121	6,236,689

Financial liabilities:
Savings and checking deposits	$4,174,908	4,174,908	4,174,908	—	—
Time deposits	1,532,815	1,555,888	—	—	1,555,888
Borrowed funds	878,448	905,011	153,040	—	751,971
Junior subordinated debentures	103,094	109,609	—	—	109,609
Cash flow hedges - swaps	6,453	6,453	—	6,453	—
Accrued interest payable	880	880	880	—	—
Total financial liabilities	$6,696,598	6,752,749	4,328,828	6,453	2,417,468

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at December 31, 2013:

	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$391,905	391,905	391,905	—	—
Securities available-for-sale	1,016,767	1,016,767	9,850	994,666	12,251
Securities held-to-maturity	121,366	124,061	—	124,061	—
Loans receivable, net	5,734,943	6,026,711	221	—	6,026,490
Accrued interest receivable	19,152	19,152	19,152	—	—
FHLB Stock	43,715	43,715	—	—	—
Total financial assets	$7,327,848	7,622,311	421,128	1,118,727	6,038,741

Financial liabilities:
Savings and checking accounts	$4,001,482	4,001,482	4,001,482	—	—
Time deposits	1,667,397	1,699,937	—	—	1,699,937
Borrowed funds	881,645	896,408	156,198	—	740,210
Junior subordinated debentures	103,094	111,220	—	—	111,220
Cash flow hedges - swaps	8,037	8,037	—	8,037	—
Accrued interest payable	888	888	888	—	—
Total financial liabilities	$6,662,543	6,717,972	4,158,568	8,037	2,551,367

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both September 30, 2014 and December 31, 2013.  There were no transfers of financial instruments between Level 1 and Level 2 during the nine months ended September 30, 2014.

The following table represents assets and liabilities measured at fair value on a recurring basis at September 30, 2014 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$3,248	—	—	3,248

Debt securities:
U.S. government and agencies	—	27	—	27
Government sponsored enterprises	—	319,385	—	319,385
States and political subdivisions	—	76,368	—	76,368
Corporate	—	10,591	10,866	21,457
Total debt securities	—	406,371	10,866	417,237

Residential mortgage-backed securities:
GNMA	—	30,137	—	30,137
FNMA	—	76,529	—	76,529
FHLMC	—	44,700	—	44,700
Non-agency	—	648	—	648
Collateralized mortgage obligations:
GNMA	—	9,113	—	9,113
FNMA	—	146,260	—	146,260
FHLMC	—	188,605	—	188,605
SBA	—	10,804	—	10,804
Non-agency	—	3,632	—	3,632
Total mortgage-backed securities	—	510,428	—	510,428

Interest rate swaps	—	(6,453)	—	(6,453)

Total assets and liabilities	$3,248	910,346	10,866	924,460

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

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Quarter ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Beginning balance	$12,543	11,345	12,251	11,119

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	—	—	—
Included in other comprehensive income	(1,677)	363	(1,385)	589

Purchases	—	—	—	—
Sales	—	—	—	—
Transfers in to Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance	$10,866	11,708	10,866	11,708

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at September 30, 2014 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans measured for impairment	$—	—	56,833	56,833

Real estate owned	—	—	15,007	15,007

Total assets	$—	—	71,840	71,840

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

The table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2014 (dollar amounts in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)

Debt securities	$10,866	Discounted cash flow	Discount margin	0.35% to 2.1% (0.69)%
			Default rates	1.00%
			Prepayment speeds	1.00% annually

Loans measured for impairment	56,833	Appraisal value (1)	Estimated cost to sell	10%

Real estate owned	15,007	Appraisal value (1)	Estimated cost to sell	10%

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

We are currently a counterparty to three interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV.  The first swap modifies the re-pricing characteristics of Trust III, wherein for a ten year period expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The other two swaps modify the re-pricing characteristics of Trust IV, wherein (i) for a seven year period expiring in September 2015, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and (ii) for a ten year period expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contracts is not significant.  At September 30, 2014, $6.9 million of cash was pledged as collateral to the counterparty.

At September 30, 2014, the fair value of the swap agreements was $(6.5) million and was the amount we would have expected to pay if the contracts were terminated.  There was no material hedge ineffectiveness for these swaps.

The following table shows liability derivatives, included in other liabilities, at September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Fair value	$6,453	8,037
Notional amount	75,000	75,000
Collateral posted	6,905	8,405

(11)                          Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of September 30, 2014 we have accrued $2.4 million.  This amount is based on our analysis of currently available information and is subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances.  Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

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

(12)                      Changes in Accumulated Other Comprehensive Income

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended September 30, 2014
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of June 30, 2014	$3,378	(4,875)	(3,719)	(5,216)
Other comprehensive income before reclassification adjustments	(1,570)	680	—	(890)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(419)	—	(138)	(557)

Net other comprehensive income	(1,989)	680	(138)	(1,447)

Balance as of September 30, 2014	$1,389	(4,195)	(3,857)	(6,663)

	For the quarter ended September 30, 2013
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of June 30, 2013	$4,990	(6,099)	(18,478)	(19,587)

Other comprehensive income before reclassification adjustments	110	294	—	404
Amounts reclassified from accumulated other comprehensive income (3), (4)	(87)	—	229	142

Net other comprehensive income	23	294	229	546

Balance as of September 30, 2013	$5,013	(5,805)	(18,249)	(19,041)

(1)         Consists of realized gains on securities (gain on sales of investments, net) of $687, net of tax (income tax expense) of $(268).

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

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the nine months ended September 30, 2014
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2013	$(3,233)	(5,224)	(3,443)	(11,900)
Other comprehensive income before reclassification adjustments	7,149	1,029	—	8,178
Amounts reclassified from accumulated other comprehensive income (1), (2)	(2,527)	—	(414)	(2,941)

Net other comprehensive income	4,622	1,029	(414)	5,237

Balance as of September 30, 2014	$1,389	(4,195)	(3,857)	(6,663)

	For the nine months ended September 30, 2013
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2012	$15,853	(8,405)	(18,936)	(11,488)

Other comprehensive income before reclassification adjustments	(10,619)	2,600	—	(8,019)
Amounts reclassified from accumulated other comprehensive income (3), (4)	(221)	—	687	466

Net other comprehensive income	(10,840)	2,600	687	(7,553)

Balance as of September 30, 2013	$5,013	(5,805)	(18,249)	(19,041)

(1)         Consists of realized gains on securities (gain on sales of investments, net) of $4,143, net of tax (income tax expense) of $(1,616).

(2)         Consists of amortization of prior service cost (compensation and employee benefits) of $1,743 and amortization of net loss (compensation and employee benefits) of $(1,106), net of tax (income tax expense) of $(223).  See note 8.

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

Overview of Critical Accounting Policies Involving Estimates

Refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2013 Annual Report on Form 10-K.

Executive Summary and Comparison of Financial Condition

Total assets at September 30, 2014 were $7.827 billion, a decrease of $53.1 million, or 0.7%, from $7.880 billion at December 31, 2013.  This decrease in assets was due to decreases in investment securities of $97.0 million and interest-earning deposits in other financial institutions of $84.0 million, which was partially offset by an increase in net loans receivable of $150.5 million. The net decrease in total assets was the result of utilizing excess cash to pay dividends of $1.49 per share during 2014, which includes a special dividend of $0.10 per share paid in the first quarter and a special $1.00 per share dividend declared and paid in the second quarter of this year.

Total loans receivable increased by $150.8 million, or 2.6%, to $5.957 billion at September 30, 2014, from $5.806 billion at December 31, 2013.  Loans funded during the nine months ended September 30, 2014, of $1.470 billion exceeded loan maturities and principal repayments of $1.296 billion and mortgage loan sales of $1.0 million.  Our business banking loan portfolio increased by $124.6 million, or 6.2%, to $2.136 billion at September 30, 2014 from $2.011 billion at December 31, 2013, as we continue to emphasize the origination and retention of commercial and commercial real estate loans. Our personal banking loan portfolio increased by $26.2 million, or 0.7%, to $3.821 billion at September 30, 2014 from $3.795 billion at December 31, 2013.  This increase is primarily attributable to our wholesale lending group which resulted in a $28.3 million increase in the residential mortgage loan portfolio.

Total deposits increased by $38.8 million, or 0.7%, to $5.708 billion at September 30, 2014 from $5.669 billion at December 31, 2013.  All deposit account types, with the exception of time deposits, increased during the nine months ended September 30, 2014.  Noninterest-bearing demand deposits increased by $95.7 million, or 12.1%, to $884.8 million at September 30, 2014 from $789.1 million at December 31, 2013. Interest-bearing demand deposits increased by $42.5 million, or 5.0%, to $895.3 million at September 30, 2014 from $852.8 million at December 31, 2013.  Money market deposit accounts increased by $12.6 million, or 1.1%, to $1.181 billion at September 30, 2014 from $1.168 billion at December 31, 2013.  Savings deposits increased by $22.7 million, or 1.9%, to $1.214 billion at September 30, 2014 from $1.192 billion at December 31, 2013.  Partially offsetting these increases was a decrease in time deposits of $134.6 million, or 8.1%, to $1.533 billion at September 30, 2014 from $1.667 billion at December 31, 2013.  We believe the increase in more liquid deposit accounts is due primarily to customers’ reluctance to lock in time deposits at these historically low rates.  In addition, the marketing campaign which was initiated in March 2014 has been successful in attracting demand deposit customers.

Borrowed funds decreased by $3.2 million, or 0.4%, to $878.4 million at September 30, 2014, from $881.6 million at December 31, 2013. This decrease is the result of a $3.2 million decrease in collateralized borrowings.  None of our FHLB advances matured during the quarter and the next scheduled maturity is in February 2015.

Total shareholders’ equity at September 30, 2014 was $1.077 billion, or $11.33 per share, a decrease of $78.6 million, or 6.8%, from $1.155 billion, or $12.26 per share, at December 31, 2013.  This decrease in equity was the result of cash dividend payments during the nine months ended September 30, 2014 of $137.9 million. Partially offsetting this decrease was year-to-date net income of $44.6 million, an increase in paid-in-capital of $8.1 million related to employee incentive stock option exercises and a decrease in accumulated other comprehensive loss of $5.2 million due to an improvement in the unrealized gain position of the investment securities portfolio.

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

	At September 30, 2014
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,058,562	20.29%	—	—	—	—
Northwest Savings Bank	925,044	17.78%	416,275	8.00%	520,344	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	992,963	19.03%	—	—	—	—
Northwest Savings Bank	859,904	16.53%	208,138	4.00%	312,206	6.00%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	992,963	12.79%	—	—	—	—
Northwest Savings Bank	859,904	11.21%	306,828	4.00%	383,535	5.00%

	At December 31, 2013
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,145,591	22.44%	—	—	—	—
Northwest Savings Bank	945,095	18.58%	406,947	8.00%	508,684	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,079,624	21.15%	—	—	—	—
Northwest Savings Bank	880,798	17.32%	203,474	4.00%	305,210	6.00%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,079,624	13.85%	—	—	—	—
Northwest Savings Bank	880,798	11.40%	309,069	4.00%	386,337	5.00%

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

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at September 30, 2014 was 9.1%.  We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments.  At September 30, 2014 Northwest had $2.078 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, as well as $192.6 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

We paid $12.1 million and $11.9 million in cash dividends during the quarters ended September 30, 2014 and 2013, respectively, and $137.9 million and $33.9 million for the nine months ended September 30, 2014 and 2013, respectively.  As was previously announced, we paid a special dividend of $1.00 per share in the second quarter of 2014.  The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 68.4% for both quarters ended September 30, 2014 and 2013, on dividends of $0.13 per share for both quarters.  The common stock dividend payout ratio for the nine month periods ended September 30, 2014 and 2013 was 310.4% and 72.5%, respectively, on dividends of $1.49 and $0.37 per share, respectively.  On October 14, 2014, the Board of Directors declared a dividend of $0.13 per share payable on November 10, 2014 to shareholders of record as of October 27, 2014.  This represents the 80th consecutive quarter we have paid a cash dividend.

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

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Loans 90 days or more delinquent:
Residential mortgage loans	$20,319	$24,625
Home equity loans	6,802	8,344
Other consumer loans	2,098	2,057
Commercial real estate loans	13,552	18,433
Commercial loans	3,162	4,298
Total loans 90 days or delinquent	$45,933	$57,757

Total real estate owned (REO)	15,007	18,203

Total loans 90 days or more delinquent and REO	60,940	75,960

Total loans 90 days or more delinquent to net loans receivable	0.78%	1.01%

Total loans 90 days or more delinquent and REO to total assets	0.78%	0.96%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more delinquent	$45,933	57,757
Nonaccrual loans - loans less than 90 days delinquent	43,893	49,464
Loans 90 days or more past maturity and still accruing	390	690
Total nonperforming loans	90,216	107,911
Total nonperforming assets	$105,223	126,114

Nonaccrual troubled debt restructured loans *	$21,871	28,889
Accruing troubled debt restructured loans	39,995	50,277
Total troubled debt restructured loans	$61,866	79,166

*   Included in nonaccurual loans above.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment.  Impaired loans at September 30, 2014 and December 31, 2013 were $158.6 million and $173.8 million, respectively.

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

If an individual loan is deemed to be impaired, the Credit Administration department determines the proper measure of impairment for each loan based on one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent, less costs of sale or disposal.  If the measurement of the impaired loan is more or less than the recorded investment in the loan, the Credit Administration department adjusts the specific allowance associated with that individual loan accordingly.

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

We utilize a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses.  As part of the analysis as of September 30, 2014, we considered the economic conditions in our markets, such as unemployment and bankruptcy levels as well as changes in real estate collateral values.  In addition, we considered the overall trends in asset quality, specific reserves already established for criticized loans, historical loss rates and collateral valuations.  As a result of this analysis, the allowance for loan losses increased by $302,000, or 0.4%, to $71.7 million, or 1.20% of total loans, at September 30, 2014 from $71.3 million, or 1.23% of total loans, at December 31, 2013.  This increase is primarily attributable to several business banking loans requiring additional reserves. Partially offsetting these factors was the continued improvement in overall asset quality as classified loans, TDRs and non-accrual loans delinquent 90 days or more decreased by $27.0 million, $17.3 million and $11.8 million, respectively, compared to December 31, 2013.

We also consider how the level of non-accrual loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Nonaccrual loans of $89.8 million or 1.51% of total loans receivable, at September 30, 2014 decreased by $17.4 million, or 16.2%, from $107.2 million, or 1.85% of total loans receivable, at December 31, 2013.  As a percentage of average loans, annualized net charge-offs increased to 0.43% for the nine months ended September 30, 2014 compared to 0.36% for the year ended December 31, 2013, as the result of the charge-off of three commercial loans totaling $8.6 million.

Comparison of Operating Results for the Quarters Ended September 30, 2014 and 2013

Net income for the quarter ended September 30, 2014 was $17.3 million, or $0.19 per diluted share, a decrease of $235,000, or 1.3%, from $17.6 million, or $0.19 per diluted share, for the quarter ended September 30, 2013.  The decrease in net income resulted from a decrease in net interest income of $565,000, or 0.9%, and an increase in noninterest expense of $3.1 million, or 6.1%.  Partially offsetting these factors was an increase in noninterest income of $2.1 million, or 12.9%, and a decrease in the provision for loan losses of $1.5 million, or 30.6%.  Annualized, net income for the quarter ended September 30, 2014 represents a 6.43% and 0.87% return on average equity and return on average assets, respectively, compared to 6.18% and 0.88% for the same quarter last year.  A discussion of significant changes follows.

Interest Income

Total interest income decreased by $1.6 million, or 2.1%, to $76.1 million for the quarter ended September 30, 2014 due primarily to a decrease in the average yield earned on interest earning assets to 4.17% for the quarter ended September 30, 2014 from 4.22% for the quarter ended September 30, 2013.  The average yield on all categories of interest earning assets decreased when compared to the prior year period, with the exception of Federal Home Loan Bank of Pittsburgh stock (“FHLB”).  Additionally, the average balance of interest earning assets decreased by $35.7 million, or 0.5%, to $7.339 billion for the quarter ended September 30, 2014 from $7.374 billion for the quarter ended September 30, 2013.

Interest income on loans receivable decreased by $602,000, or 0.8%, to $70.8 million for the quarter ended September 30, 2014 from to $71.4 million for the quarter ended September 30, 2013.  This decrease in interest income on loans receivable can be attributed to a decline in the average yield which decreased to 4.75% for the quarter ended September 30, 2014 from 4.97% for the quarter ended September 30, 2013.  The continued decline in average yield is due primarily to the historically low level of market interest rates in general and continued competitive pricing pressure for new, as well as existing, credit relationships.  Partially offsetting this decrease was an increase in the average balance of loans receivable which increased by $209.4 million, or 3.7%, to $5.913 billion for the quarter ended September 30, 2014 from $5.704 billion for the quarter ended September 30, 2013.  This increase is due to continued success in growing business banking relationships and the retention of the residential mortgage loans originated by our wholesale lending function rather than selling a portion of these originations in the secondary market.

Interest income on mortgage-backed securities decreased by $609,000, or 19.6%, to $2.5 million for the quarter ended September 30, 2014 from $3.1 million for the quarter ended September 30, 2013.  This decrease is the result of decreases in both the average balance and average yield. The average balance of mortgage-backed securities decreased by $132.0 million, or 18.8%, to $569.5 million for the quarter ended September 30, 2014 from $701.5 for the quarter ended September 30, 2013 due primarily to redirecting cash flows from these securities to fund loan growth and time deposit runoff.  The average yield on mortgage-backed securities decreased slightly to 1.76% for the quarter ended September 30, 2014 from 1.78% for the quarter ended September 30, 2013 due primarily to the pay-down of higher rate securities.

Interest income on investment securities decreased by $377,000, or 12.8%, to $2.6 million for the quarter ended September 30, 2014 from $2.9 million for the quarter ended September 30, 2013.  This decrease is the result of decreases in both the average balance and average yield.  The average balance of investment securities decreased by $56.1 million, or 10.3%, to $488.9 million for the quarter ended September 30, 2014 from $545.0 million for the quarter ended September 30, 2013.  This decrease is due primarily to the maturity or call of municipal and government bonds and the use of these proceeds to fund loan growth.  The average yield of investment securities decreased to 2.10% for the quarter ended September 30, 2014 from 2.16% for the quarter ended September 30, 2013.  This decrease is primarily the result of higher rate, tax-free, municipal securities maturing or being called and when replaced, being replaced by lower yielding, shorter duration government agency securities.

For the quarter ended September 30, 2014 we received dividends on FHLB stock of $452,000 on an average balance of $44.0 million, resulting in a yield of 4.11%, compared to dividends of $120,000 on an average balance of $47.7 million, resulting in a yield of 1.01% for the quarter ended September 30, 2013.  As a result of the improved financial condition of the FHLB of Pittsburgh, they have been able to increase their dividends to member financial institutions.  These dividends are reported as other operating income on our Consolidated Statements of Income.

Interest income on interest-earning deposits decreased by $66,000, or 26.1%, to $187,000 for the quarter ended September 30, 2014 from $253,000 for the quarter ended September 30, 2013.  This decrease is due to a decrease in the average balance which decreased by $53.3 million, or 14.1%, to $323.4 million for the quarter ended September 30, 2014 from $376.7 million for the quarter ended September 30, 2013, due to the utilization of cash to fund loan growth and the payment of dividends over the past year.

Interest Expense

Interest expense decreased by $1.1 million, or 7.1%, to $14.2 million for the quarter ended September 30, 2014 from $15.3 million for the quarter ended September 30, 2013.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities, which decreased to 0.96% for the quarter ended September 30, 2014 from 1.03% for the quarter ended September 30, 2013, as well as a decrease in the average balance of interest-bearing liabilities, which decreased by $64.8 million, or 1.1%, to $5.847 billion for the quarter ended September 30, 2014 from $5.912 billion for the quarter ended September 30, 2013.  The decrease in the cost of funds resulted primarily from the current level of market interest rates which enabled us to reduce the rate of interest paid on time deposit products. Also contributing to the decrease was the maturity of an interest rate swap used to hedge the interest rate on our junior subordinated debentures.  The decrease in average interest-bearing liabilities resulted from a reduction in average time deposits of $182.0 million, or 10.5%, compared to last year, as consumers continue to shift investment priorities to shorter duration or demand products as well as to utilize funds for living expenses. The decrease in time deposits was partially offset by a combined increase in the average balance of interest-bearing demand deposits, savings deposits and money market deposit accounts of $105.5 million, or 3.3%, compared to the average balance for the quarter ended September 30, 2013.

Net Interest Income

Net interest income decreased by $565,000, or 0.9%, to $61.9 million for the quarter ended September 30, 2014 from $62.5 million for the quarter ended September 30, 2013.  This decrease is attributable to the factors discussed above. Loan growth enabled us to redirect cash flows from lower yielding assets which helped offset overall lower market interest rates and maintain our net interest spread and margin.  Our net interest rate spread increased to 3.21% for the quarter ended September 30, 2014 from 3.19% for the quarter ended September 30, 2013 and our net interest margin increased one basis point to 3.40% for the quarter ended September 30, 2014 from 3.39% for the quarter ended September 30, 2013.

Provision for Loan Losses

The provision for loan losses decreased by $1.5 million, or 30.6%, to $3.5 million for the quarter ended September 30, 2014 from $5.0 million for the quarter ended September 30, 2013.  This decrease is due primarily to improvements in overall asset quality as classified loans decreased by $35.6 million, or 14.5%, to $209.8 million at September 30, 2014 from $245.4 million at September 30, 2013.  In addition, TDRs decreased by $17.5 million, or 22.1%, to $61.9 million at September 30, 2014 from $79.4 million at September 30, 2013 and loans 90 days or more delinquent decreased by $12.6 million, or 21.5%, to $45.9 million at September 30, 2014 from $58.5 million at September 30, 2013.

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

Noninterest Income

Noninterest income increased by $2.1 million, or 12.9%, to $18.2 million for the quarter ended September 30, 2014 from $16.1 million for the quarter ended September 30, 2013. The increase is primarily attributable to increases in the gain on sale of investments, trust and other financial services income and service charges and fees.  Gain on sale of investments increased by $743,000 to $852,000 for the quarter ended September 30, 2014 from $109,000 for the quarter ended September 30, 2013 as a result of the sale of equity securities.  Trust and other financial services income increased by $596,000, or 25.0%, to $3.0 million for the quarter ended September 30, 2014 from $2.4 million for the quarter ended September 30, 2013.  This increase is due to our acquisition of Evans Capital Management, Inc. as of January 1, 2014 as well as increases in the amount of assets under management.  Service charges and fees increased by $383,000, or 4.1%, to $9.7 million for the quarter ended September 30, 2014 from $9.3 million for the quarter ended September 30, 2013. In addition to growth in the number of transaction deposit customers, we adjusted deposit account fees to better match market competition.

Noninterest Expense

Noninterest expense increased by $3.1 million, or 6.1%, to $53.4 million for the quarter ended September 30, 2014 from $50.3 million for the quarter ended September 30, 2013.  This increase is primarily the result of increases in marketing expenses, processing expenses and professional services.  Marketing expenses increased by $1.2 million, or 114.2%, to $2.2 million for the quarter ended September 30, 2014 from $1.0 million for the quarter ended September 30, 2013.  This increase is primarily the result of the timing of ongoing loan and deposit account marketing campaigns.  Processing expense increased by $687,000, or 11.4%, to $6.7 million for the quarter ended September 30, 2014 from $6.0 million for the quarter ended September 30, 2013 due primarily to software and software amortization expense related to upgrades to programs used to address regulatory compliance requirements.  Additionally, professional services increased by $523,000, or 39.3%, to $1.9 million for the quarter ended September 30, 2014 from $1.3 million for the quarter ended September 30, 2013. This increase is due primarily to compliance related consulting engagements as we continue to strengthen and test our compliance management system.

Income Taxes

The provision for income taxes increased by $199,000, or 3.5%, to $5.9 million for the quarter ended September 30, 2014 from $5.7 million for the quarter ended September 30, 2013.  This increase in income tax expense is primarily the result of a decrease in tax free income on municipal loans and bonds.  Our effective tax rate for the quarter ended September 30, 2014 was 25.5% compared to 24.6% for the quarter ended September 30, 2013.  We anticipate our effective tax rate to be between 25.0% and 27.0% for the year.

Comparison of operating results for the nine months ended September 30, 2014 and 2013

Net income for the nine months ended September 30, 2014 was $44.6 million, or $0.48 per diluted share, a decrease of $1.6 million, or 3.4%, from $46.2 million, or $0.51 per diluted share, for the same period last year.  The decrease in net income resulted primarily from a decrease in net interest income of $4.7 million as well as an increase in the provision for loan losses of $1.6 million and an increase in noninterest expense of $5.7 million.  These changes were partially offset by an increase in noninterest income of $9.1 million and a decrease in income tax expense of $1.5 million.  Annualized, net income for the nine months ended September 30, 2014 represents a 5.44% and 0.75% return on average equity and return on average assets, respectively, compared to 5.46% and 0.78% for the same period last year.  A discussion of significant changes follows.

Interest Income

Total interest income decreased by $8.5 million, or 3.6%, to $227.4 million for the nine months ended September 30, 2014 from $235.9 million for the nine months ended September 30, 2013, due to both a decrease in the average yield earned on interest earning assets and a decrease in the average balance of interest earning assets.  The average yield on interest earning assets decreased to 4.15% for the nine months ended September 30, 2014 from 4.27% for the nine months ended September 30, 2013.  The average yield on all categories of interest earning assets decreased compared to the same period last year with the exception of dividends on FHLB stock.  Average interest earning assets decreased by $13.6 million to $7.351 billion for the nine months ended September 30, 2014 from $7.365 billion for the nine months ended September 30, 2013.  A discussion of significant changes follows.

Interest income on loans receivable decreased by $5.2 million, or 2.4%, to $210.9 million for the nine months ended September 30, 2014 from $216.1 million for the nine months ended September 30, 2013.  The average yield on loans receivable decreased to 4.81% for the nine months ended September 30, 2014 from 5.11% for the nine months ended September 30, 2013. The decrease in average yield is primarily attributable to the origination of new loans and rate reductions for existing variable rate loans in this historically low interest rate and highly competitive environment.  This decrease was partially offset by an increase in the average balance of loans receivable of $201.4 million, or 3.6%, to $5.857 billion at September 30, 2014 from $5.656 billion at September 30, 2013. This increase is primarily attributable to our continued emphasis on building business banking loan relationships.

Interest income on mortgage-backed securities decreased by $1.9 million, or 19.3%, to $8.0 million for the nine months ended September 30, 2014 from $9.9 million for the nine months ended September 30, 2013. This decrease is the result of decreases in both the average balance and average yield.  The average balance of mortgage-backed securities decreased by $120.7 million, or 16.8%, to $597.0 million for the nine months ended September 30, 2014 from $717.8 for the nine months ended September 30, 2013 due primarily to redirecting cash flows to fund loan growth and time deposit runoff, as well as the payment of cash dividends.  The average yield on mortgage-backed securities decreased five basis points to 1.78% for the nine months ended September 30, 2014 from 1.83% for the nine months ended September 30, 2013.

Interest income on investment securities decreased by $1.1 million, or 12.5%, to $7.9 million for the nine months ended September 30, 2014 from $9.0 million for the nine months ended September 30, 2013.  This decrease was the result of a decrease in the average yield on investment securities to 2.11% for the nine months ended September 30, 2014 from 2.34% for the nine months ended September 30, 2013, as a result of higher rate municipal bonds maturing or being called and replaced with lower yielding shorter duration government agency bonds.  Additionally, the average balance of investment securities decreased by $14.7 million, or 2.8%, to $501.1 million for the nine months ended September 30, 2014 from $515.8 million for the nine months ended September 30, 2013, due to deploying excess cash flow to fund loan growth.

For the nine months ended September 30, 2014 we received dividends on FHLB stock of $1.4 million on an average balance of $43.9 million, resulting in a yield of 4.33%, compared to dividends of $191,000 on an average balance of $47.5 million, resulting in a yield of 0.54% for the nine months ended September 30, 2013. These dividends are reported as other operating income on our Consolidated Statements of Income.

Interest income on interest-earning deposits decreased by $171,000, or 20.3%, to $673,000 for the nine months ended September 30, 2014 from $844,000 for the nine months ended September 30, 2013.  This decrease is due to the average balance decreasing by $76.0 million, or 17.7%, to $352.4 million for the nine months ended September 30, 2014 from $428.4 million for the nine months ended September 30, 2013.  The average balance decreased due to common stock dividend payments, loan growth and time deposit runoff.  The average yield on interest-earning deposits decreased one basis point to 0.25% for the nine months ended September 30, 2014 from 0.26% for the nine months ended September 30, 2013.

Interest Expense

Interest expense decreased by $3.8 million, or 8.1%, to $42.6 million for the nine months ended September 30, 2014 from $46.4 million for the nine months ended September 30, 2013.  This decrease in interest expense was due primarily to a decrease in the average cost of interest-bearing liabilities by seven basis points to 0.97% for the nine months ended September 30, 2014 from 1.04% for the nine months ended September 30, 2013.  The decrease in the cost of funds was due primarily to a reduction in the rates paid on time deposit products and the maturity of an interest rate swap on our junior subordinated debentures.  In addition, the average balance of interest-bearing liabilities decreased by $69.8 million, or 1.2%, to $5.868 billion for the nine months ended September 30, 2014 from $5.937 billion for the nine months ended September 30, 2013.  The decrease in interest-bearing liabilities is the result of a decrease in the average balance of time deposits of $192.9 million, or 10.8%, as we believe consumers continue to prefer more liquid deposit accounts as protection against possible higher interest rates in the future.

Partially offsetting this decrease was an increase of $108.0 million, or 3.4%, in all other interest-bearing deposit products.

Net Interest Income

Net interest income decreased by $4.7 million, or 2.5%, to $184.8 million for the nine months ended September 30, 2014 from $189.5 million for the nine months ended September 30, 2013.  This decrease in net interest income was attributable to the factors discussed above.  Our net interest rate spread decreased to 3.18% for the nine months ended September 30, 2014 from 3.23% for the nine months ended September 30, 2013, and our net interest margin decreased to 3.38% for the nine months ended September 30, 2014 from 3.43% for the nine months ended September 30, 2013.

Provision for Loan Losses

The provision for loan losses increased by $1.6 million, or 9.6%, to $19.2 million for the nine months ended September 30, 2014 from $17.6 million for the nine months ended September 30, 2013.  This increase is due to five business banking loans requiring combined provisions of $10.1 million during the 2014 period.  Improvements in overall asset quality partially offset these increases.  Classified loans decreased by $35.6 million, or 14.5%, to $209.8 million at September 30, 2014 from $245.4 million at September 30, 2013.  In addition, total nonaccrual loans decreased by $33.1 million, or 26.9%, to $89.8 million at September 30, 2014 from $122.9 million at September 30, 2013 and loans 90 days or more delinquent decreased by $12.6 million, or 21.5%, to $45.9 million at September 30, 2014 from $58.5 million at September 30, 2013.

In determining the amount of the current period provision, we considered current economic conditions, including unemployment levels and bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss factors.  Net charge-offs for the nine months ended September 30, 2014 were $18.9 million compared to $14.9 million for the nine months ended September 30, 2013.  Annualized net charge-offs to average loans increased to 0.43% for the nine months ended September 30, 2014 from 0.35% for the nine months ended September 30, 2013. We analyze the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.

Noninterest Income

Noninterest income increased by $9.1 million, or 19.8%, to $55.0 million for the nine months ended September 30, 2014 from $45.9 million for the nine months ended September 30, 2013. The increase is primarily attributable to increases in the gain on sale of investments and trust and other financial services income as well as a decrease in loss on real estate owned.  Gain on sale of investments increased by $4.3 million to $4.5 million for the nine months ended September 30, 2014 from $229,000 for the nine months ended September 30, 2013, due to the sale of equity securities during the current year.  Trust and other financial services income increased by $2.3 million, or 32.6% to $9.1 million for the nine months ended September 30, 2014 from $6.8 million for the nine months ended September 30, 2013.  This increase is due to our acquisition of Evans Capital Management, Inc. as of January 1, 2014 as well as increases in the amount of assets under management.  Loss on real estate owned decreased by $1.6 million, or 62.9%, to $937,000 for the nine months ended September 30, 2014 from $2.5 million for the nine months ended September 30, 2013, as a result of a write-down of our largest REO property during 2013.  Partially offsetting these favorable variances was a decrease in mortgage banking income of $642,000, or 46.0%, to $753,000 for the nine months ended September 30, 2014 from $1.4 million for the nine months ended September 30, 2013.  This decrease resulted primarily from fewer sales of residential mortgage loans into the secondary market during the current year compared to the same period last year.

Noninterest Expense

Noninterest expense increased by $5.7 million, or 3.7%, to $160.3 million for the nine months ended September 30, 2014 from $154.6 million for the nine months ended September 30, 2013.  Almost all categories experienced increases over the prior year as explained below.  Marketing expenses increased by $1.8 million, or 34.9%, to $6.8 million for the nine months ended September 30, 2014 from $5.0 million for the nine months ended September 30, 2013.  This increase is primarily the result of loan and demand deposit marketing campaigns which started during March 2014.  Professional services increased by $1.5 million, or 34.8%, to $5.7 million for the nine months ended September 30, 2014 from $4.2 million for the nine months ended September 30, 2013, due primarily to consulting engagements to test and refine our compliance management system.  Compensation and employee benefits increased by $847,000, or 1.0%, to $84.6 million for the nine months ended September 30, 2014 from $83.7 million for the nine months ended September 30, 2013.  This increase is primarily the result of our acquisition of Evans Capital Management, Inc.  Other operating expense increased by $710,000, or 10.1%, to $7.8 million for the nine months ended September 30, 2014 from $7.0 million for the nine months ended September 30, 2013, due primarily to the timing of contributions made to organizations that qualify for Pennsylvania’s Educational Improvement Tax Credit program for which we receive state income tax credits.  Processing expenses increased by $672,000, or 3.5%, to $20.0 million for the nine months ended September 30, 2014 from $19.3 million for the nine months ended September 30, 2013, due primarily to additional software purchases and the related amortization expense of our Compliance Management Program.  Premises and occupancy costs increased by $409,000, or 2.3%, to $17.9 million for the nine months ended September 30, 2014 from $17.5 million for the nine months ended September 30, 2013.  This increase is due primarily to elevated snow removal costs in the first quarter of 2014.  These increases were partially offset by a decrease in federal deposit insurance premiums of $362,000, or 8.5%, to $3.9 million for the nine months ended September 30, 2014 from $4.2 million for the nine months ended September 30, 2013.

Income Taxes

The provision for income taxes decreased by $1.5 million, or 8.8%, to $15.6 million for the nine months ended September 30, 2014 from $17.1 million for the nine months ended September 30, 2013.  This decrease in income tax expense is primarily a result of the decrease in income before income taxes of $3.1 million, or 4.8% and additional Pennsylvania tax credits relating to certain charitable contributions.  Our effective tax rate for the nine months ended September 30, 2014 was 25.9% compared to 27.0% for the nine months ended September 30, 2013.  We anticipate our effective tax rate to be between 25.0% and 27.0% for the year.

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

	Quarter ended September 30,
	2014				2013
				Avg.				Avg.
	Average			yield/	Average			yield/
	balance		Interest	cost (f)	balance		Interest	cost (f)
Assets:
Interest-earning assets:
Loans receivable (a) (b) (includes FTE adjustments of $486 and $571, respectively)	$5,912,890		71,306	4.78%	5,703,527		71,993	5.01%
Mortgage-backed securities (c)	569,482		2,504	1.76%	701,510		3,113	1.78%
Investment securities (c) (includes FTE adjustments of $840 and $1,030, respectively)	488,893		3,405	2.79%	545,005		3,972	2.92%
FHLB stock	43,986		452	4.11%	47,650		120	1.01%
Other interest-earning deposits	323,447		187	0.23%	376,699		253	0.26%

Total interest-earning assets (includes FTE adjustments of $1,326 and $1,601, respectively)	7,338,698		77,854	4.24%	7,374,391		79,451	4.31%

Noninterest earning assets (d)	537,065				551,760

Total assets	$7,875,763				7,926,151

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$1,228,105		834	0.27%	1,209,726		882	0.29%
Interest-bearing checking deposits	899,231		152	0.07%	854,600		144	0.07%
Money market deposit accounts	1,187,024		802	0.27%	1,144,522		768	0.27%
Time deposits	1,553,867		4,517	1.15%	1,735,898		5,356	1.22%
Borrowed funds (e)	876,034		6,700	3.03%	864,315		6,690	3.07%
Junior subordinated debentures	103,094		1,182	4.49%	103,094		1,436	5.45%

Total interest-bearing liabilities	5,847,355		14,187	0.96%	5,912,155		15,276	1.03%

Noninterest-bearing checking deposits	891,842				794,411
Noninterest-bearing liabilities	66,432				91,385

Total liabilities	6,805,629				6,797,951

Shareholders’ equity	1,070,134				1,128,200

Total liabilities and shareholders’ equity	$7,875,763				7,926,151

Net interest income/ Interest rate spread			63,667	3.28%			64,175	3.28%

Net interest-earning assets/ Net interest margin	$1,491,343			3.47%	1,462,236			3.48%

Ratio of interest-earning assets to interest-bearing liabilities	1.26	X			1.25	X

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

(f) Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 4.75% and 4.97%, respectively; Investment securities — 2.10% and 2.16%, respectively; interest-earning assets — 4.17% and 4.22%, respectively. GAAP basis net interest rate spreads were 3.21% and 3.19%, respectively; and GAAP basis net interest margins were 3.40% and 3.39%, respectively.

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

Quarters ended September 30, 2014 and 2013

			Net
	Rate	Volume	Change
Interest earning assets:
Loans receivable	$(3,308)	2,621	(687)
Mortgage-backed securities	(28)	(581)	(609)
Investment securities	(158)	(409)	(567)
FHLB stock	369	(37)	332
Other interest-earning deposits	(35)	(31)	(66)
Total interest-earning assets	(3,160)	1,563	(1,597)

Interest-bearing liabilities:
Savings deposits	(61)	13	(48)
Interest-bearing checking deposits	—	8	8
Money market deposit accounts	5	29	34
Time deposits	(310)	(529)	(839)
Borrowed funds	(81)	91	10
Junior subordinated debentures	(254)	—	(254)
Total interest-bearing liabilities	(701)	(388)	(1,089)

Net change in net interest income	$(2,459)	1,951	(508)

Average Balance Sheet

(Dollars in thousands)

The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on interest- earning assets and average cost of interest-bearing liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.  Average balances are calculated using daily averages.

	Nine months ended September 30,
	2014				2013
				Avg.				Avg.
	Average			yield/	Average			yield/
	balance		Interest	cost (f)	balance		Interest	cost (f)
Assets:
Interest-earning assets:
Loans receivable (a) (b) (includes FTE adjustments of $1,569 and $1,686, respectively)	$5,856,940		212,437	4.85%	$5,655,512		217,799	5.15%
Mortgage-backed securities (c)	597,042		7,963	1.78%	717,785		9,862	1.83%
Investment securities (c) (includes FTE adjustments of $2,592 and $3,269, respectively)	501,120		10,504	2.79%	515,751		12,307	3.18%
FHLB stock	43,882		1,425	4.33%	47,545		191	0.54%
Other interest-earning deposits	352,370		673	0.25%	428,395		844	0.26%

Total interest-earning assets (includes FTE adjustments of $4,161 and $4,955, respectively)	7,351,354		233,002	4.23%	7,364,988		241,003	4.36%

Noninterest earning assets (d)	563,902				574,423

Total assets	$7,915,256				7,939,411

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$1,225,411		2,459	0.27%	$1,200,106		2,676	0.30%
Interest-bearing checking deposits	882,465		440	0.07%	856,269		433	0.07%
Money market deposit accounts	1,181,056		2,376	0.27%	1,124,572		2,258	0.27%
Time deposits	1,598,870		13,941	1.17%	1,791,819		17,001	1.27%
Borrowed funds (e)	876,606		19,880	3.03%	861,465		19,728	3.06%
Junior subordinated debentures	103,094		3,509	4.49%	103,094		4,261	5.45%

Total interest-bearing liabilities	5,867,502		42,605	0.97%	5,937,325		46,357	1.04%

Noninterest-bearing checking deposits	853,294				776,087
Noninterest-bearing liabilities	98,877				94,651

Total liabilities	6,819,673				6,808,063

Shareholders’ equity	1,095,583				1,131,348

Total liabilities and shareholders’ equity	$7,915,256				7,939,411

Net interest income/ Interest rate spread			190,397	3.26%			194,646	3.32%

Net interest-earning assets/ Net interest margin	$1,483,852			3.45%	1,427,663			3.52%

Ratio of interest-earning assets to interest-bearing liabilities	1.25	X			1.24	X

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

(f) Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 4.81% and 5.11%, respectively; Investment securities — 2.11% and 2.34%, respectively; interest-earning assets — 4.15% and 4.27%, respectively. GAAP basis net interest rate spreads were 3.18% and 3.23%, respectively; and GAAP basis net interest margins were 3.38% and 3.43%, respectively.

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

Nine months ended September 30, 2014 and 2013

			Net
	Rate	Volume	Change
Interest earning assets:
Loans receivable	$(13,140)	7,778	(5,362)
Mortgage-backed securities	(240)	(1,659)	(1,899)
Investment securities	(1,454)	(349)	(1,803)
FHLB stock	1,353	(119)	1,234
Other interest-earning deposits	(21)	(150)	(171)
Total interest-earning assets	(13,502)	5,501	(8,001)

Interest-bearing liabilities:
Savings deposits	(268)	51	(217)
Interest-bearing checking deposits	(6)	13	7
Money market deposit accounts	4	114	118
Time deposits	(1,377)	(1,683)	(3,060)
Borrowed funds	(194)	346	152
Junior subordinated debentures	(752)	—	(752)
Total interest-bearing liabilities	(2,593)	(1,159)	(3,752)

Net change in net interest income	$(10,909)	6,660	(4,249)

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at September 30, 2014 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from September 30, 2014 levels.

	Increase			Decrease
Non-parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/ (decrease) in net income	(3.0)%	(3.3)%	(4.5)%	(13.9)%
Projected increase/ (decrease) in return on average equity	(2.9)%	(3.3)%	(4.4)%	(13.6)%
Projected increase/ (decrease) in earnings per share	$(0.02)	$(0.02)	$(0.02)	$(0.08)
Projected percentage increase/ (decrease) in market value of equity	(3.3)%	(11.2)%	(17.6)%	(0.6)%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)                                  Not applicable.

b.)                                  Not applicable.

c.)                                   The following table discloses information regarding the repurchase of shares of common stock during the quarter ending September 30, 2014:

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

(1)  Reflects the program for 4,750,000 shares announced September 26, 2011. This program does not have an expiration date.

(2)  Reflects the program for 5,000,000 shares announced December 13, 2012. This program does not have an expiration date.

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	November 7, 2014	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	November 7, 2014	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller
(Principal Accounting Officer)