Form 10-K
period 2014-12-31
Northwest Bancshares, Inc.
filed 2015-02-27
CIK 1471265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of February 13, 2015, there were 94,719,378 shares outstanding of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2014, as reported by the Nasdaq Global Select Market, was approximately $1.288 billion.

DOCUMENTS INCORPORATED BY REFERENCE

(1)                                 Proxy Statement for the 2015 Annual Meeting of Stockholders of the Registrant (Part III).

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

ITEM 1.                                                BUSINESS

Northwest Bancshares, Inc.

Northwest Bancshares, Inc., a Maryland corporation, was incorporated in September 2009 to be the successor corporation to Northwest Bancorp, Inc., the former stock holding company for Northwest Bank, upon completion of the mutual-to-stock conversion of Northwest Bancorp, MHC. The terms “Northwest”, “the Company”, “we”, “us” and “our” refer to Northwest Bancshares, Inc.

The conversion was completed December 18, 2009 when the Company sold 68,878,267 shares of common stock at $10.00 per share in the related offering.  Concurrent with the completion of the offering, shares of Northwest Bancorp, Inc. common stock owned by public stockholders were exchanged for 2.25 shares of Northwest Bancshares, Inc.’s common stock.  We also issued 1,277,565 shares of common stock and contributed $1.0 million in cash from the offering proceeds to Northwest Charitable Foundation, a charitable foundation that we established for the benefit of the communities in which Northwest Bank operates.  As of December 31, 2014, the Company had 94,721,453 shares outstanding and a market capitalization of approximately $1.187 billion.

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

Northwest Bank

Northwest Bank is a Pennsylvania-chartered stock savings bank headquartered in Warren, Pennsylvania, which is located in northwestern Pennsylvania.  Northwest Bank is a community-oriented financial institution offering personal and business banking solutions, investment management and trust services and insurance products.  Through a wholly-owned subsidiary, Northwest Consumer Discount Company, it also offers consumer finance loans.  Northwest Bank’s mutual savings bank predecessor was founded in 1896.

As of December 31, 2014, Northwest Bank operated 162 community-banking offices throughout its market area in central and western Pennsylvania, western New York, eastern Ohio and Maryland.  Northwest Consumer Discount Company operates 51 consumer finance offices in Pennsylvania.  Northwest Bank also offers investment management and trust services and through wholly-owned subsidiaries, actuarial and benefit plan administration services, as well as property and casualty and employer benefit plan insurance.  Our principal lending activities are the origination of fixed-rate loans secured by first mortgages on owner-occupied, one-to-four-family residences, shorter term consumer loans, and commercial business and commercial real estate loans.

Our principal sources of funds are personal and business deposits, borrowed funds and the principal and interest payments on loans and marketable securities.  Our principal source of income is interest received on loans and marketable securities.  Our principal expenses are the cost of employee compensation and benefits and the interest paid on deposits and borrowed funds.

As was previously announced on December 15, 2014 the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) by and between the Company and LNB Bancorp, Inc. (“LNB”).  Pursuant to the Merger Agreement, LNB will merge with and into the Company, with the Company as the surviving entity. Immediately thereafter, The Lorain National Bank (“Lorain National Bank”), the wholly owned subsidiary of LNB, will merge with and into Northwest Bank, the wholly owned subsidiary of the Company, with Northwest Bank as the surviving entity.

Under the terms of the Merger Agreement, 50% of LNB’s common shares will be converted into Company common stock and the remaining 50% will be exchanged for cash.  LNB’s shareholders will have the option to elect to receive either 1.461 shares of the Company’s common stock or $18.70 in cash for each LNB common share, subject to proration to ensure that, in the aggregate, 50% of LNB’s common shares will be converted into Company stock.

The transaction has been approved by the Boards of Directors of the Company and LNB.  Completion of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of LNB’s shareholders.

Northwest Bank’s principal executive office is located at 100 Liberty Street, Warren, Pennsylvania, and its telephone number at that address is (814) 726-2140.

Market Area and Competition

We are headquartered in Warren, Pennsylvania, which is located in northwestern Pennsylvania, and have our highest concentration of deposits and loans in this area.  Since the early 1990s, we have expanded, primarily through acquisitions, into the southwestern and central regions of Pennsylvania, as well as western New York, eastern Ohio and Maryland.  As of December 31, 2014, we operated 135 community banking offices and 51 consumer finance offices in Pennsylvania, four community banking offices in Ohio, 19 community banking offices in New York and four community banking offices in Maryland.  All of the aforementioned market areas are served by a number of competing financial institutions.  As a result, we encounter strong competition both in attracting deposits and in originating personal and business loans.  Our most direct competition for deposits comes from commercial banks, brokerage houses, other thrift institutions and credit unions in our market areas.  We expect continued competition from these financial institutions in the foreseeable future.  With the continued acceptance of internet banking by our customers and consumers generally, competition for deposits has increased from institutions operating outside of our market area as well as from insurance companies.

The following description of our market area is based upon information obtained from SNL Securities, the Bureau of Labor Statistics, The Federal Housing Financial Agency and the Mortgage Bankers Association.

Pennsylvania and Western New York Market Area.  Our retail branch network encompasses 28 counties in Pennsylvania and five counties in western New York.  In addition, through our consumer finance offices we operate in 12 additional counties in Pennsylvania.  Our northwestern and southwestern Pennsylvania and western New York markets have a diverse economy driven by service businesses, technology companies and small manufacturing companies.  Our southeastern Pennsylvania market is primarily driven by service businesses and serves as a bedroom community to the cities of Baltimore, Maryland and Philadelphia, Pennsylvania.

Pennsylvania is a stable banking market with a total population of approximately 12.8 million and total households of approximately 5.1 million as of December 31, 2014. The Pennsylvania markets in which we operate our retail branch and consumer finance offices contain more than half of Pennsylvania’s population and a similar percentage of households. Our western New York market area has a total population of approximately 2.1 million and total households of approximately 868,000 as of December 31, 2014. Our Pennsylvania and western New York market areas have experienced a very modest decrease in population between 2010 and 2014, of 0.5% and 0.7%, respectively. As of December 31, 2014, the average median household income has increased over the last two years for the counties in which we conduct business in Pennsylvania by 9.9% and by 3.4% in our western New York markets. The median household income for the counties in which we conduct business in Pennsylvania was $46,986 and was $46,132 in our western New York market area as of December 31, 2014, compared to the national median income level of $51,579. However, the household income growth rate in Pennsylvania is projected to increase above the expected national average growth rates during the next five years by approximately 75.5%. Our western New York market area is projected to increase above the expected national average growth rates during the next five years by approximately 49.0%. As of December 31, 2014 the unemployment rate for Pennsylvania was 4.8% and for our western New York market area was 5.5%, both below the national average of 5.6%.

As of September 30, 2014 the change in the House Price Index for the last four quarters in Pennsylvania and our western New York market increased by 1.7% and 2.4%, respectively, compared to an increase in the national average of 4.6%.  Foreclosures have receded from their record highs to the lowest levels since the fourth quarter of 2007. As of September 30, 2014, the foreclosure rates for mortgage loans on one-to-four unit residential properties in Pennsylvania and New York were 2.8% and 5.7%, respectively, compared to the national average of 2.4%.

Maryland and Ohio Market Areas.  In addition to operating in Pennsylvania and western New York, we also operate four community banking offices in Ashtabula and Lake counties in Ohio and four community banking offices in Baltimore and Howard counties in Maryland. Our Maryland regional economy consists of service businesses, government, and heath care industries.  The major employment sectors in our Ohio market are similar to our northwestern Pennsylvania market. Our Maryland market has an expanding population base as well as median household income levels and projected income growth rates comparable to or exceeding the state and national averages as of December 31, 2014.  While our current Ohio market has experienced a slight population decline over the past two years and median income and projected income growth rates below the state and national averages, our previously announced acquisition of LNB Bancorp, Inc. will expand our Ohio market to the attractive counties around Cleveland.  As of December 31, 2014 the unemployment rate for our Ohio and Maryland market areas was 5.8% and 5.0%, respectively, compared to the national average of 5.6%.

As of September 30, 2014 the change in the House Price Index for the last four quarters for our Ohio and Maryland markets increased by 4.5% and 3.4%, respectively, compared to an increase in the national average of 4.6%. As of September 30, 2014 the foreclosure rates in Ohio and Maryland were 2.8% and 3.4%, respectively, compared to the national average of 2.4%.

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

Residential Mortgage Loans.  We offer residential mortgage loans with terms typically ranging from 15 to 30 years, with either fixed or adjustable interest rates.  Originations of fixed rate residential mortgage loans versus adjustable rate residential mortgage loans are monitored on an ongoing basis.  The percentage of adjustable rate residential mortgage originations to total originations is affected significantly by the level of market interest rates, customer preference, our interest rate sensitivity and liquidity position, as well as loan products offered by our competitors.  Therefore, even when our strategy is to increase the origination of adjustable rate residential mortgage loans, market conditions may be such that there is greater demand for fixed rate mortgage loans.  Adjustable rate residential mortgage loans totaled $21.7 million, or 0.4%, of our gross loan portfolio at December 31, 2014.

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

Included in our $2.526 billion portfolio of residential mortgage loans are construction loans of $22.2 million, or 0.4% of our gross loan portfolio.  We offer fixed-rate and adjustable-rate residential construction loans primarily for the construction of owner-occupied one-to-four-family residences in our market area to builders or to owners who have a contract for construction.  Construction loans are generally structured to become permanent mortgages, and are originated with terms of up to 30 years with an allowance of up to one year for construction.  Advances are made as construction is completed.  In addition, we originate loans within our market area that are secured by individual unimproved or improved lots.  Land loans for the construction of owner-occupied residential real estate properties are currently offered with fixed-rates for terms of up to 10 years.  The maximum loan-to-value ratio for these loans is 80% of the as-completed appraised value, and the maximum loan-to-value ratio for construction loans is 95% of the lower of cost to build or as-completed appraised value.  Construction lending generally involves a greater degree of credit risk than permanent residential mortgage lending, as repayment of construction loans is often dependent upon the successful completion of construction projects.  Construction delays or the inability of borrowers to sell properties once construction is completed may impair borrowers’ ability to repay loans.  Private mortgage insurance is required for construction loans with loan-to-value ratios in excess of 80%.

Our residential mortgage loans customarily include due-on-sale clauses, which are provisions giving us the right to declare loans immediately due and payable in the event, among other things, borrowers sell or otherwise dispose of underlying real properties serving as collateral for loans.

Some financial institutions we have acquired have held loans that are serviced by others and are secured by one-to-four-family residences.  At December 31, 2014, our portfolio of residential mortgage loans serviced by others totaled $4.1 million.  We currently have no plans to enter into new residential mortgage loan participations.

Home Equity Loans.  Generally, our home equity loans are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90% or less.  Home equity loans are offered on a fixed rate basis with terms of up to 20 years.  Home equity lines of credit are offered on an adjustable-rate basis with terms of up to 25 years. All home equity lines of credit are underwritten assuming the borrower is required to immediately begin making principal and interest payments using the current rates on our equivalent fixed rate products. At December 31, 2014, the disbursed portion of home equity lines of credit totaled $326.4 million, or 5.3% of gross loans, with $111.5 million remaining undisbursed, and our fixed-rate home equity loans totaled $739.7 million, or 12.1% of gross loans.  We generally underwrite home equity loans and lines of credit in a manner similar to our underwriting of residential mortgage loans.

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

Consumer loans entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, recreation vehicles, appliances and furniture.  In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles.  At December 31, 2014, other consumer loans totaled $242.7 million, or 4.0% of gross loans.

Commercial Real Estate Loans.  Our multi-family commercial real estate loans are secured by multi-family residences, such as rental properties.  Our commercial real estate loans are secured by nonresidential properties such as hotels, commercial offices, manufacturing facilities and retail establishments.  At December 31, 2014, a significant portion of our multi-family commercial real estate and commercial real estate loans were secured by properties located within our market area.  Our largest multi-family commercial real estate loan relationship at December 31, 2014 had a principal balance of $17.1 million, and was collateralized by student housing.  This loan was performing in accordance with its terms as of December 31, 2014.  Our largest commercial real estate loan relationship at December 31, 2014, had a principal balance of $65.9 million and was secured by 18 commercial real estate properties including hotels, office and retail space.  These loans were performing in accordance with their terms as of December 31, 2014.  Multi-family commercial and commercial real estate loans are offered with both adjustable interest rates and fixed interest rates.  The terms of each multi-family residential and commercial real estate loan are negotiated on a case-by-case basis.  We generally originate multi-family commercial and commercial real estate loans in amounts up to 80% of the appraised value of the property collateralizing the loan.

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

Commercial Loans.  We offer commercial loans to finance various activities in our market area, some of which are secured in part by additional real estate collateral.  At December 31, 2014 our largest commercial loan relationship had a principal balance of $22.2 million, and was secured by all business assets of an equipment sales and rental business.  This loan was performing in accordance with its terms as of December 31, 2014.

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

Our general policy is to make no loans either individually or in the aggregate to one customer in excess of $20.0 million.  Under certain circumstances; for instance well qualified customers or customers with multiple individually qualified projects, this limit may be exceeded subject to the approval of the Senior Loan Committee.  Although the Board of Directors does not approve individual loans, the Chief Credit Officer reviews any loans exceeding $20.0 million or unusual loan requests with the Board of Directors prior to the loan being approved.  In addition, the Chief Credit Officer has the authority to require that the Board of Directors review any loan that has been approved by the Senior Loan Committee with which the Chief Credit Officer has specific concerns.  Also, all loans originated during a calendar quarter of $5.0 million or more are reported to the Risk Management Committee of the Board of Directors at the end of each quarter.  Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and flood insurance is required as determined by regulation.  After the loan is approved, a loan commitment letter is promptly issued to the borrower.  At December 31, 2014, we had commitments to originate $186.6 million of loans.

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

Loan Origination Fees.  We defer loan origination fees received from borrowers and costs and amortize such amounts as an adjustment of yield over the life of the loan by using the level yield method.  Deferred loan fees or costs are recognized as part of interest income immediately upon prepayment or the sale of the related loan.  At December 31, 2014, we had $6.1 million of net deferred loan origination costs.  Loan origination fees vary with the volume and type of loans and commitments originated and purchased, principal repayments, and competitive conditions in the marketplace.

Income from net loan origination fees was $8.2 million, $8.4 million and $11.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Loans-to-One Borrower.  As of December 31, 2014, the largest aggregate amount loaned to one borrower, or related borrowers, totaled $65.9 million and was secured by 18 commercial real estate properties including hotels, office and retail space.  Our second largest lending relationship totaled $52.7 million and was secured by five commercial office buildings.  Our third largest lending relationship totaled $41.2 million and was secured by a residential development.  Our fourth largest lending relationship totaled $40.4 million and was secured by six commercial real estate properties and undeveloped land. Our fifth largest lending relationship totaled $38.4 million and was secured by five properties including residential, senior housing and commercial office.  All of these loans were performing in accordance with their terms at December 31, 2014.

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

At the time of purchase, we designate a security as either held-to-maturity or available-for-sale based upon our ability and intentions.  Securities available-for-sale are reported at market value and securities held to maturity are reported at amortized cost.  A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary.  If impairment exists, credit related impairment losses are recorded in earnings while noncredit related impairment losses are recorded in accumulated other comprehensive income (for available for sale securities).  The fair values of our securities are based on published or securities dealers’ market values, when available.  See note 3 to the Consolidated Financial Statements for a detailed analysis and description of our investment portfolio and valuation techniques.

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

Deposits.  Personal and business deposits are generated from our market area by offering a broad selection of deposit instruments including checking accounts, savings accounts, money market deposit accounts, term certificate accounts and individual retirement accounts.  While we accept deposits of $250,000 or more, we do not offer premium rates for such deposits.  We accept brokered deposits through the CDARS program, but generally do not solicit funds outside our market area.  As of December 31, 2014, we had 11 deposits through the CDARS program with an aggregate balance of $986,000.  Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors.  We regularly execute changes in our deposit rates based upon cash flow requirements, general market interest rates, competition, and liquidity requirements.

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

The Federal Home Loan Bank of Pittsburgh functions as a central bank providing credit for Northwest Bank and other member financial institutions.  As a member, Northwest Bank is required to own capital stock in the Federal Home Loan Bank of Pittsburgh and is authorized to apply for borrowings on the security of certain of its real estate loans, provided certain standards related to creditworthiness have been met.  Borrowings are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of borrowings are based either on a fixed percentage of a member institution’s net worth or on the Federal Home Loan Bank of Pittsburgh’s assessment of the institution’s creditworthiness.  All of our Federal Home Loan Bank of Pittsburgh borrowings currently have fixed interest rates and original maturities of between one day and ten years.

Subsidiary Activities

Northwest Bancshares, Inc.’s sole direct consolidated subsidiary is Northwest Bank. Northwest Bancshares, Inc. also owns all of the common stock of two statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, and Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust (the “Trusts”). The Trusts have issued a total of $100.0 million of trust preferred securities.  The Trusts are not consolidated with Northwest Bancshares, Inc.  At December 31, 2014, Northwest Bancshares, Inc.’s investment in the Trusts totaled $3.1 million, and the Trusts had assets of $103.1 million.

Northwest Bank has ten wholly-owned subsidiaries — Northwest Settlement Agency, LLC, Great Northwest Corporation, Northwest Financial Services, Inc., Northwest Advisors, Inc., Northwest Consumer Discount Company, Inc., Allegheny Services, Inc., Boetger and Associates, Inc., Evans Capital Management, Inc., Northwest Capital Group, Inc., and The Bert Company.  For financial reporting purposes all of these companies are included in the consolidated financial statements of Northwest Bancshares, Inc.

Northwest Settlement Agency, LLC provides title insurance to borrowers of Northwest Bank and other lenders.  At December 31, 2014, Northwest Bank had an equity investment in Northwest Settlement Agency, LLC of $3.4 million.  For the year ended December 31, 2014, Northwest Settlement Agency, LLC had net income of $201,000.

Great Northwest Corporation holds equity investments in government-assisted, low-income housing projects in various locations throughout our market area.  At December 31, 2014, Northwest Bank had an equity investment in Great Northwest Corporation of $9.4 million.  For the year ended December 31, 2014, Great Northwest Corporation had net income of $644,000, generated primarily from federal low-income housing tax credits.

Northwest Financial Services, Inc. provides retail brokerage services. At December 31, 2014, Northwest Bank had an equity investment in Northwest Financial Services, Inc. of $8.0 million, and for the year ended December 31, 2014, Northwest Financial Services, Inc. had net income of $417,000.

Northwest Advisors, Inc., a federally registered investment advisor (“RIA”) provides investment management programs and investment portfolio planning services. At December 31, 2014, Northwest Bank had an equity investment in Northwest Advisors, Inc. of $521,000, and for the year ended December 31, 2014, Northwest Advisors, Inc. had a net loss of $39,000.

Northwest Consumer Discount Company, Inc. operates 51 consumer finance offices throughout Pennsylvania.  At December 31, 2014, Northwest Bank had an equity investment in Northwest Consumer Discount Company of $42.7 million and the net income of Northwest Consumer Discount Company, Inc. for the year ended December 31, 2014 was $1.8 million.

Allegheny Services, Inc. is a Delaware investment company that holds mortgage loans originated through our wholesale lending operation as well as municipal bonds.  In addition, Allegheny Services, Inc. funds the operation of the Northwest Consumer Discount Company through an intercompany loan relationship.  At December 31, 2014, Northwest Bank had an equity investment in Allegheny Services, Inc. of $744.5 million, and for the year ended December 31, 2014, Allegheny Services, Inc. had net income of $17.9 million.

Boetger and Associates, Inc. (doing business as Northwest Retirement Services) is an actuarial and employee benefits consulting firm that specializes in the design, implementation and administration of qualified and non-qualified retirement plan programs.  At December 31, 2014, Northwest Bank had an equity investment of $2.6 million in Boetger and Associates, Inc. and for the year ended December 31, 2014, Boetger and Associates, Inc. had net income of $200,000.

Evans Capital Management, Inc. provides investment management programs and investment portfolio planning services. At December 31, 2014, Northwest Bank had an equity investment in Evans Capital Management, Inc. of $2.4 million, and for the year ended December 31, 2014, Evans Capital Management, Inc. had a net loss of $90,000.

Northwest Capital Group, Inc’s principal activity is to own, operate and ultimately divest of properties that were acquired in foreclosure.  At December 31, 2014, Northwest Bank had an equity investment of $11.5 million in Northwest Capital Group, Inc. which reported net income of $705,000 for the year ended December 31, 2014.

The Bert Company (doing business as Northwest Insurance Services) is an employee benefits and property and casualty insurance firm specializing in commercial and personal insurance as well as retirement benefit plans.  At December 31, 2014, Northwest Bank had an equity investment of $8.0 million in The Bert Company and for the year ended December 31, 2014, The Bert Company had net income of $1.0 million.  On January 1, 2014 Veracity Benefits Design, Inc. was merged into The Bert Company and together they are doing business as Northwest Insurance Services.

As we previously announced, on January 12, 2015 Northwest acquired B.J. Petruso Agency a Meadville, Pennsylvania property and casualty and life insurance firm which will be absorbed into Northwest Insurance Services.

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

Personnel

As of December 31, 2014, we had 1,863 full-time and 357 part-time employees.  None of our employees are represented by a collective bargaining group.  We believe we have a good working relationship with our employees.

SUPERVISION AND REGULATION

General

Northwest Bank is a Pennsylvania-chartered savings bank and our deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund.  Northwest Bank is subject to extensive regulation by the Department of Banking and Securities of the Commonwealth of Pennsylvania (the “Department of Banking”), as its chartering agency, and by the FDIC, as the insurer of its deposit accounts.  Northwest Bank must file reports with the Department of Banking and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions including acquisitions of other financial institutions.  Northwest Bank is examined periodically by the Department of Banking and the FDIC to test Northwest Bank’s compliance with various laws and regulations.  This regulation and supervision, as well as federal and state law, establishes a comprehensive framework of activities in which Northwest Bank may engage and is intended primarily for the protection of the FDIC insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Any change in these laws or regulations, whether by the Department of Banking or the FDIC, could have a material adverse impact on the Company, Northwest Bank and their respective operations.

As a savings and loan holding company, we are required to comply with the rules and regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), and are also required to file certain reports with and are subject to examination by the Federal Reserve Board.  We are also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Set forth below is a brief description of certain regulatory requirements that are applicable to Northwest Bank and Northwest Bancshares, Inc.  The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Northwest Bank and Northwest Bancshares, Inc.

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

Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive regulations over the next several years. Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that at a minimum the legislation and implementation of regulations will increase our operating and compliance costs.

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

Capital Requirements

Under the FDIC’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Northwest Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization rated composite 1 under Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholder’s equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

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

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopts a uniform minimum Tier 1 capital to adjusted total assets ratio of 4%, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions.  The final rule was effective January 1, 2015.  The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

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

Northwest Bank is also subject to capital guidelines of the Department of Banking. Although not adopted in regulation form, the Department of Banking requires 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

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

Prompt Corrective Action

Under the federal prompt corrective regulations, a bank is considered to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, Tier 1 risk-based capital of 8.0% or more, Tier I leverage capital of 5.0% or more and a common equity Tier 1 ratio of 6.5% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has total risk-based capital of 8.0% or more, Tier I risk-based capital of 6.0% or more, Tier I leverage capital of 4.0% or more and a common equity Tier 1 ratio of 4.5% or more, and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has total risk-based capital of less than 8.0%, Tier I risk-based capital of less than 6.0%, Tier I leverage capital of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%; (iv) “significantly undercapitalized” if it has total risk-based capital of less than 6.0%, Tier I risk-based capital less than 4.0%, Tier I leverage capital of less than 3.0% or a common equity Tier 1 ratio of less than 3%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2.0%.  Institutions that fall into an “undercapitalized” category are subject to a variety of mandatory and discretionary supervisory actions, including a restriction on capital distributions and the requirement to file a capital restoration plan with the regulators.  Performance under the capital restoration plan must be guaranteed by the parent holding company up to the lesser of the amount of the capital deficiency when deemed undercapitalized or 5% of the institution’s total assets.  Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).  As of December 31, 2014, Northwest Bank was “well-capitalized” for this purpose.

Loans-to-One Borrower Limitation

In accordance with the Banking Code, a Pennsylvania chartered savings bank, with certain limited exceptions, may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its capital accounts, the aggregate of capital, surplus, undivided profits, capital securities and reserve for loan losses.  We have established an internal lending limit, either individually or in the aggregate to one customer, of $20.0 million.  Under certain circumstances, for instance well qualified customers or customers with multiple individually qualified projects, this limit may be exceeded subject to the approval of the Senior Loan Committee.  We currently have five credit relationships that equal or exceed our $20.0 million internal limit.

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

Holding Company Regulation

General.  Federal law allows a state savings bank, such as Northwest Bank, that qualifies as a “Qualified Thrift Lender,” as discussed below, to elect to be treated as a savings association for purposes of the savings and loan company provisions of the Home Owners’ Loan Act of 1933, as amended.  Such election results in its holding company being regulated as a savings and loan holding company by the Federal Reserve Board rather than as a bank holding company.  Northwest Bank has made such an election.  Therefore, Northwest Bancshares, Inc. is a savings and loan holding company within the meaning of the Home Owners’ Loan Act of 1933, as amended.  As such, we are registered as a savings and loan holding company with the Federal Reserve Board and are subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements.  In addition, the Federal Reserve Board has enforcement authority over the Company and any non-savings institution subsidiaries of the Company.  Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

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

Qualified Thrift Lender Test.  To be regulated as a savings and loan holding company (rather than as a bank holding company), Northwest Bank must qualify as a Qualified Thrift Lender.  To qualify as a Qualified Thrift Lender, Northwest Bank must be a “domestic building and loan association,” as defined in the Internal Revenue Code, or comply with the Qualified Thrift Lender test.  Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period.  As of December 31, 2014, Northwest Bank met the Qualified Thrift Lender test.

Capital Requirements.  Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements.  However, the Dodd-Frank Act requires the Federal Reserve Board to set, for all depository institution holding companies, minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries.  The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions apply to savings and loan holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

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

As a subsidiary of a savings and loan holding company, Northwest Bank must notify the Federal Reserve Board thirty days before declaring any dividend to the Company.  The dividend notice may be objected to under certain circumstances, such as where the dividend raises safety or soundness concerns, the dividend would cause the savings bank to be undercapitalized or the dividend would violate a law, regulation, regulatory condition or enforcement order.

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

State Taxation.  As a Maryland business corporation, Northwest Bancshares, Inc. is required to file annual tax returns with the State of Maryland.  In addition, Northwest Bancshares, Inc. is subject to Pennsylvania’s corporate net income tax and capital stock tax.  Dividends received from Northwest Bank qualify for a 100% dividends received deduction and are not subject to corporate net income tax.

Northwest Bank is subject to Pennsylvania’s mutual thrift institutions tax based on Northwest Bank’s net income determined in accordance with generally accepted accounting principles, with certain adjustments.  The tax rate under the mutual thrift institutions tax is 11.5%.  Interest on Pennsylvania and federal obligations is excluded from net income.  An allocable portion of interest expense incurred to carry the obligations is disallowed as a deduction.  Northwest Bank is also subject to taxes in the other states in which it conducts business.  These taxes are apportioned based upon the volume of business conducted in those states as a percentage of the whole.  Because a majority of Northwest Bank’s affairs are conducted in Pennsylvania, taxes paid to other states are not material.

The subsidiaries of Northwest Bank are subject to a Pennsylvania corporate net income tax and a capital stock tax, and are also subject to other applicable taxes in the states where they conduct business.

ITEM 1A.                                       RISK FACTORS

In addition to factors discussed in the description of our business and elsewhere in this report, the following are factors that could adversely affect our future results of operations and financial condition.

Difficult market conditions have already affected us and our industry and may continue to do so.

Our performance is significantly impacted by the general economic conditions in our primary markets in Pennsylvania, New York, Ohio and Maryland.  Our markets have been adversely impacted by the severe national economic recession of 2008 and 2009, and the weak economic recovery has resulted in continued uncertainty in the financial markets and the expectation of weak general economic conditions continuing. Recovery by many businesses has been impaired by lower consumer spending.  If the Federal Reserve Board increases the federal funds rate or more rapidly curtails its bond purchasing program, higher interest rates would likely result, which may reduce our loan originations, and housing markets and U.S. economic activity would be negatively affected.  These difficult market conditions are likely to result in continued high levels of unemployment, which will further weaken an already distressed economy and could result in additional defaults of mortgage loans.

At December 31, 2014, 75.8% of our loan portfolio was secured by properties located in Pennsylvania, with a large portion of the rest of our loans secured by real estate located in New York, Ohio and Maryland.  Our business, financial condition and results of operations could be adversely affected by recessionary or impaired recovery conditions that are longer or deeper than expected.  Negative economic conditions, such as high unemployment, in the markets where collateral for our mortgage loans is located could adversely affect the value of the collateral securing such loans.  Declines in the U.S. housing market manifested by falling home prices and increasing foreclosures, as well as unemployment and under-employment, have all negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. Furthermore, a further deterioration in economic conditions or a prolonged delay in economic recovery in the market areas we serve could result in decreased demand for our products and services, and the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations.  In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Since the latter half of 2007, negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets and a general economic downturn which has continued through 2014.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. These negative developments along with the turmoil and uncertainties that have accompanied them have heavily influenced the formulation and enactment of the Dodd-Frank Act, along with its implications as described elsewhere in this Risk Factors section. In addition to the many future rules and regulations of the Dodd-Frank Act, the potential exists for other new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be enacted. Bank regulatory agencies are expected to continue to be active in responding to concerns and trends identified in examinations. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by increasing our costs, restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, these risks could affect the value of our loan portfolio as well as the value of our investment portfolio, which would also negatively affect our financial performance.

The Dodd-Frank Act, among other things, eliminated the Office of Thrift Supervision, tightened capital standards, created a new Consumer Financial Protection Bureau and will continue to result in new rules and regulations that are expected to increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”, or the “Act”) has significantly changed the current bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and required savings and loan holding companies, such as the Company, to be regulated and supervised by the Board of Governors of the Federal Reserve Board.  The Act also requires the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are at least as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  The new capital rules were effective January 1, 2015.

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

The Company and Northwest Bank are subject to extensive regulation, supervision and examination by the Federal Reserve Board, the Department of Banking and the FDIC. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on Northwest Bank’s operations, reclassify assets, determine the adequacy of Northwest Bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change and interpretations. Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.

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

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In July 2013, the FDIC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to Northwest. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, effective for Northwest on January 1, 2015, and refined the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements for Northwest Bank could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were to be unable to comply with such requirements.

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

Changes in interest rates also affect the current fair value of our interest-earning investment securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2014, the fair value of our investment and mortgage-backed securities portfolio totaled $1.019 billion.  Net unrealized gains on these securities totaled $8.3 million at December 31, 2014.

At December 31, 2014, our interest rate risk analysis indicated that the market value of our equity would decrease by 7.0% if there was an instant non-parallel 200 basis point increase in market interest rates. See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.”

Historically low interest rates may adversely affect our net interest income and profitability.

During the past three years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed and Treasury securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, which has been one factor contributing to the increase in our interest rate spread as interest rates decreased.  However, our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. Accordingly, our net interest income may be adversely affected and may even decrease, which may have an adverse effect on our profitability.

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

Our commercial loan portfolio is increasing and the inherently higher risk of loss may lead to additional provisions for loan losses or charge-offs, which would hurt our profits.

Over the past two years our commercial loan portfolio, which includes commercial real estate, multi-family, commercial business and construction loans, has increased by $245.8, or 12.0%, to $2.294 billion December 31, 2014 from $2.049 at December 31, 2012.  A large portion of our commercial loan portfolio is unseasoned, meaning they were originated recently. Our limited experience with these borrowers does not provide us with a significant payment history pattern with which to judge future collectability.  Further, these loans have not been subjected to unfavorable economic conditions.  As a result, it is difficult to predict the future performance of this part of our loan portfolio.  These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

We could record future losses on our investment securities portfolio.

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

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities.  If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network.  These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts.  Failure to comply with these regulations could result in fines or sanctions.  During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations.  While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

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

Legal and regulatory proceedings and related matters could adversely affect us or the financial services industry in general.

We, and other participants in the financial services industry upon whom we rely to operate, have been and may in the future become involved in legal and regulatory proceedings.  Most of the proceedings we consider to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and other participants in the financial services industry or we may not prevail in any proceeding or litigation.  There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

Our exposure to municipalities may lead to operating losses.

Our municipal bond portfolio may be impacted by the effects of economic stress on state and local governments. At December 31, 2014, we had $136.9 million invested in debt obligations of states, municipalities and political subdivisions (collectively referred to as our municipal bond portfolio).  We also had $124.2 million of loans outstanding to municipalities and political subdivisions.  Widespread concern currently exists regarding the stress on state and local governments emanating from: (i) declining revenues; (ii) large unfunded liabilities to government workers; and (iii) entrenched cost structures. Debt-to-gross domestic product ratios for the majority of states have been deteriorating due to, among other factors: (i) declines in federal monetary assistance provided as the United States is currently experiencing the largest deficit in its history; and (ii) lower levels of sales and property tax revenue as unemployment remains elevated and the housing market continues to remain unstable. This concern has led to speculation about the potential for a significant deterioration in the municipal bond market, which could materially affect our results of operations, financial condition and liquidity. We may not be able to mitigate the exposure in our municipal portfolio if state and local governments are unable to fulfill their obligations. The risk of widespread issuer defaults may also increase if there are changes in legislation that permit states, or additional municipalities and political subdivisions, to file for bankruptcy protection or if there are judicial interpretations that, in a bankruptcy or other proceeding, lessen the value of any structural protections.

Changes in the valuation of our securities portfolio could hurt our profits.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings.  Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand.  Management evaluates securities for other-than-temporary impairment on a monthly basis, with more frequent evaluation for selected issues.  In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates.  In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.  If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur.  Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes.  The declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

The financial services sector represents a significant concentration within our investment portfolio.

Within our investment portfolio, we have a significant amount of marketable equity, corporate debt and mortgage-backed securities issued by companies in the financial services sector.  Given current market conditions, this sector has an enhanced level of credit risk.  We are also reviewing the requirements of the Basel Committee on Banking Supervision (“Basel III”) regulatory capital reforms and the possibility that our retention of these securities may reduce our risk based regulatory capital.

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

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes.  Nationally, reported incidents of fraud and other financial crimes have increased.  We have also experienced losses due to apparent fraud and other financial crimes.  While we have policies and procedures designed to prevent such losses, losses may still occur.

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

•                                          inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits of the acquisition;

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

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers.  As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments.  As we continue to grow, we are likely to become more dependent on these sources, which may include Federal Home Loan Bank advances, proceeds from the sale of loans, federal funds purchased and brokered certificates of deposit.  Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.  Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our operating margins and profitability would be adversely affected.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                                                PROPERTIES

As of December 31, 2014, we conducted our business through our main office located in Warren, Pennsylvania, 128 other full-service offices and six free-standing drive-up locations throughout our market area in central and western Pennsylvania, 19 offices in western New York, four offices in eastern Ohio and four offices in Maryland. Northwest Bancshares, Inc. and its wholly-owned subsidiaries also operated 51 consumer finance offices located throughout Pennsylvania. At December 31, 2014, our premises and equipment had an aggregate net book value of approximately $143.9 million.

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

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Select Market under the symbol “NWBI.” As of February 13, 2015, we had 21 registered market makers, 13,540 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 94,719,378 shares outstanding. The following table sets forth market price and dividend information for our common stock.

Year Ended December 31, 2014	High	Low	Cash Dividends Declared
First Quarter	$15.07	$13.66	$0.23
Second Quarter	$15.11	$12.77	$1.13
Third Quarter	$13.86	$11.99	$0.13
Fourth Quarter	$13.30	$11.86	$0.13

Year Ended December 31, 2013	High	Low	Cash Dividends Declared
First Quarter	$12.95	$12.04	$0.00
Second Quarter	$13.58	$11.98	$0.24
Third Quarter	$14.57	$12.88	$0.13
Fourth Quarter	$15.05	$13.15	$0.13

Payment of dividends on our shares of common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, our results of operations and financial condition, tax considerations and general economic conditions.  No assurance can be given that dividends will continue to be declared or, if declared, what the amount of dividends will be.  See Item 1. Business “Supervision and Regulation — Holding Company Regulation — Source of Strength/Capital Distributions” for additional information regarding our ability to pay dividends.

There were no sales of unregistered securities during the quarter ended December 31, 2014.

The following tables disclose information regarding repurchases of shares of common stock during the quarter ended December 31, 2014, and includes the repurchase programs announced on September 26, 2011 and December 13, 2012.  The repurchase programs are for approximately 4,750,000 and 5,000,000 shares, respectively, and do not have expiration dates.

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (1)	Maximum number of shares yet to be purchased under the plan (1)
October	63,100	$12.27	63,100	986,089
November	—	—	—	986,089
December	360,800	12.47	360,800	625,289
	423,900	$12.44

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (2)	Maximum number of shares yet to be purchased under the plan (2)
October	—	$—	—	5,000,000
November	—	—	—	5,000,000
December	—	—	—	5,000,000
	—	$—

(1)  Reflects program for 4,750,000 shares announced September 26, 2011.

(2)  Reflects program for 5,000,000 shares announced December 13, 2012.

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on our Common Stock between December 31, 2009 and December 31, 2014, (b) the cumulative total return on stocks included in the Total Return Index for the Nasdaq Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the Nasdaq Bank Index over such period.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that our stock performance will continue in the future with the same or similar trend depicted in the graph.  We will not make or endorse any predictions as to future stock performance.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14

Northwest Bancshares, Inc.	100.00	108.12	118.31	121.35	153.42	146.40
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Bank	100.00	115.72	104.50	122.51	173.89	182.21

ITEM 6.                SELECTED FINANCIAL DATA

Selected Financial and Other Data

The summary financial information presented below is derived in part from the Company’s consolidated financial statements.  The following is only a summary and should be read in conjunction with the consolidated financial statements and notes included elsewhere in this document.  The information at December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 is derived in part from the audited consolidated financial statements that appear in this document.  The information at December 31, 2012, 2011 and 2010, and for the years ended December 31, 2011 and 2010, is derived in part from audited consolidated financial statements that do not appear in this document.

	At December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Consolidated Financial Data:
Total assets	$7,775,033	7,879,859	7,941,163	7,956,439	8,147,039
Investment securities held-to-maturity	66,752	69,316	69,275	74,692	106,520
Investment securities available-for-sale	427,259	439,693	414,569	279,125	246,765
Mortgage-backed securities held-to-maturity	36,943	52,050	85,806	156,697	251,402
Mortgage-backed securities available-for-sale	485,112	577,074	664,505	629,224	703,698
Loans receivable net:
Residential mortgage loans	2,515,875	2,475,129	2,407,647	2,388,884	2,391,450
Home equity	1,061,581	1,076,694	1,075,360	1,085,514	1,100,398
Other consumer loans	236,626	222,861	223,194	230,949	237,846
Commerial real estate loans	1,720,627	1,573,430	1,551,334	1,403,619	1,314,487
Commercial loans	392,029	391,491	375,752	375,831	417,883
Total loans receivable, net (1)	5,922,373	5,734,943	5,629,261	5,480,381	5,457,593
Deposits	5,632,542	5,668,879	5,764,600	5,780,325	5,764,336
Advances from Federal Home Loan Bank and other borrowed funds	888,109	881,645	860,047	827,925	891,293
Shareholders’ equity	1,062,647	1,155,185	1,127,032	1,153,638	1,306,334

(1)         Total includes unallocated allowance for loan losses of $4.4 million, $4.7 million, $4.0 million, $4.4 million and $4.5 million for December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands except per share data)
Selected Consolidated Operating Data:
Total interest income	$303,618	312,726	337,742	358,967	369,079
Total interest expense	56,587	61,162	75,199	92,801	112,927
Net interest income	247,031	251,564	262,543	266,166	256,152
Provision for loan losses	20,314	18,519	26,338	34,170	40,486
Net interest income after provision for loan losses	226,717	233,045	236,205	231,996	215,666
Noninterest income	72,575	66,847	58,904	58,978	61,609
Noninterest expense	215,535	207,134	205,477	200,227	196,508
Income before income tax expense	83,757	92,758	89,632	90,747	80,767
Income tax expense	21,795	26,199	26,243	26,747	23,404
Net income	$61,962	66,559	63,389	64,000	57,363
Earnings per share:
Basic	$0.68	0.73	0.68	0.64	0.53
Diluted	$0.67	0.73	0.67	0.64	0.53

At or For the Year Ended December 31,
2014	2013	2012	2011	2010
Selected Financial Ratios and Other Data:
Return on average assets (1)	0.79%	0.84%	0.79%	0.79%	0.71%
Return on average equity (2)	5.69%	5.87%	5.48%	5.24%	4.39%
Average capital to average assets	13.80%	14.30%	14.45%	15.17%	16.08%
Capital to total assets	13.67%	14.66%	14.19%	14.50%	16.03%
Tangible common equity to tangible assets	11.64%	12.70%	12.22%	12.59%	14.18%
Net interest rate spread (3)	3.27%	3.31%	3.39%	3.38%	3.17%
Net interest margin (4)	3.47%	3.51%	3.63%	3.66%	3.50%
Noninterest expense to average assets	2.73%	2.61%	2.56%	2.49%	2.42%
Efficiency ratio	67.44%	64.99%	63.86%	61.53%	61.79%
Noninterest income to average assets	0.92%	0.84%	0.74%	0.73%	0.76%
Net interest income to noninterest expense	1.15	x	1.22	x	1.28	x	1.35	x	1.31	x
Dividend payout ratio	241.80%	68.49%	89.55%	67.19%	75.47%
Nonperforming loans to net loans receivable	1.35%	1.88%	2.16%	2.40%	2.74%
Nonperforming assets to total assets	1.25%	1.60%	1.86%	1.99%	2.09%
Allowance for loan losses to nonperforming loans	84.35%	66.12%	60.06%	54.05%	51.13%
Allowance for loan losses to net loans receivable	1.14%	1.24%	1.30%	1.30%	1.40%
Average interest-earning assets to average interest-bearing liabilities	1.25	x	1.24	x	1.23	x	1.22	x	1.22	x
Number of full-service offices	162	165	165	168	171
Number of consumer finance offices	51	50	52	52	52

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

Our net income was $62.0 million, or $0.67 per diluted share, for the year ended December 31, 2014 compared to $66.6 million, or $0.73 per diluted share, for the year ended December 31, 2013 and $63.4 million, or $0.67 per diluted share, for the year ended December 31, 2012.  The loan loss provision was $20.3 million for the year ended December 31, 2014 compared to $18.5 million for the year ended December 31, 2013 and $26.3 million for the year ended December 31, 2012.  We recorded other-than-temporary impairment losses on securities, which were reflected as a reduction of noninterest income, of $0, $713,000 and $331,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Other than our loans for the construction of one-to-four family residential mortgage loans, we do not solicit “interest only” mortgage loans on one-to-four family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan).  We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.  We do not directly solicit “subprime loans” (loans that generally target borrowers with FICO scores of less than 660) or Alt-A loans (traditionally defined as loans having less than full documentation).  However, a portion of the loans originated by one of our subsidiaries, Northwest Consumer Discount Company (“NCDC”), consists of loans to persons with credit scores that would cause such loans to be considered subprime.  NCDC has been in operation for over 25 years and has 51 offices throughout Pennsylvania.  NCDC offers a variety of consumer loans for automobiles, appliances and furniture as well as residential mortgage loans.  At December 31, 2014, NCDC’s total loan portfolio was approximately $104.2 million with an average loan size of $4,193, an average FICO score of 623 and an average yield of approximately 16.8%.  NCDC’s total delinquency is approximately 5.2% of outstanding loans, with loans delinquent for 90 days or more at 1.5% of loans outstanding.  Annual net charge-offs average approximately $2.8 million, or 3.1% of outstanding loans, and it maintains an allowance for loan losses of $5.0 million, or 4.8% of loans. Although loans originated through NCDC have higher average rates of delinquency and charge-offs than similar loans originated directly by Northwest Bank, management believes that the higher yields on loans originated through NCDC compensate for the incremental credit risk exposure.

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

Allowance for Loan Losses.  We recognize that losses will be experienced on loans and that the risk of loss varies with the type of loan, the creditworthiness of the borrower, general economic conditions and the quality of the collateral for the loan.  We maintain an allowance for losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable losses based on all available information. The allowance for loan losses is based on management’s evaluation of the collectability of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations, estimated collateral values, and current economic conditions. The loan portfolio is reviewed regularly by management in its determination of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. As an integral part of their examination process, regulatory agencies periodically review our allowance for loan losses and may require us to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are derived using our historical loss experience and may be adjusted for factors that affect the collectability of the portfolio as of the evaluation date. Commercial loans over $1.0 million that are criticized are evaluated individually to determine the required allowance for loan losses and to evaluate the potential impairment.  Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of loans deteriorate as a result of the factors discussed previously. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations. The allowance is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results.  For further information related to our allowance for loan losses, see note 1(f) of the notes to the Consolidated Financial Statements.

Valuation of Investment Securities.  Our investment securities are classified as either held-to-maturity or available-for-sale.  Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value.  Unrealized gains or losses on available-for-sale securities, net of deferred taxes, are reported in other comprehensive income. Fair values are determined as described in note 15 of the notes to the Consolidated Financial Statements. Semi-annually (at May 31 and November 30), we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have reviewed the detailed valuation methodologies provided to us by our pricing services. Additional information related to our investment securities can be found in note 1(d) of the notes to the Consolidated Financial Statements.

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

Future changes in the economic environment or the operations of the reporting units could cause changes to these variables, which could give rise to declines in the estimated fair value of the reporting unit.  Declines in fair value could result in impairment being identified.  We have established June 30 of each year as the date for conducting our annual goodwill impairment assessment.  Quarterly, we evaluate if there are any triggering events that would require an update to our previous assessment.  The variables are selected as of June 30 and the valuation model is run to determine the fair value of each reporting unit.  We did not identify any individual reporting unit where the fair value was less than the carrying value as of June 30, 2014.

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

In determining the projected benefit obligations for pension benefits at December 31, 2014 and 2013, we used a discount rate of 3.89% and 4.86%, respectively.  We use the Citigroup Pension Liability Index rates matching the duration of our benefit payments as of the measurement date to determine the discount rate.  Our measurement date is December 31.

Balance Sheet Analysis

Assets.  Total assets at December 31, 2014 were $7.775 billion, a decrease of $104.8 million, or 1.3%, from $7.880 billion at December 31, 2013. This decrease in assets was primarily caused by decreases in cash and interest-earning deposits in other financial institutions and in our marketable securities portfolio of $151.2 million and $122.1, respectively.  Partially offsetting these decreases was an increase in net loans receivable of $187.4 million. A discussion of significant changes follows.

Cash and interest-earning deposits in other financial institutions. Total cash decreased by $151.2 million, or 38.6%, to $240.7 million at December 31, 2014, from $391.9 million at December 31, 2013. This decrease was a result of using cash to fund an increase in net loans receivable of $187.4 million and a net deposit decrease of $36.3 million.

Investment securities.  Investment securities decreased by $122.1 million, or 10.7%, to $1.016 billion at December 31, 2014 from $1.138 billion at December 31, 2013. This decrease was a result of using the cash flow generated from these portfolios to fund loan growth and deposit outflow and the payment of cash dividends. During the year ended December 31, 2014, we did not have any other-than-temporary credit related impairment charges within our investment portfolio.

The following table sets forth certain information regarding the amortized cost and fair value of our available-for-sale investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2014		2013		2012
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)

Residential mortgage-backed securities available for sale:
Fixed-rate pass through certificates	$72,852	75,877	85,306	87,272	85,134	91,400
Variable-rate pass through certificates	66,140	69,598	78,890	82,399	104,591	109,899
Fixed-rate non-agency CMOs	3,162	3,408	3,894	3,998	5,700	5,620
Fixed-rate agency CMOs	226,413	221,767	265,769	255,393	227,608	230,326
Variable-rate non-agency CMOs	—	—	660	651	873	853
Variable-rate agency CMOs	113,842	114,462	146,908	147,361	225,383	226,407

Total residential mortgage-backed securities available for sale	$482,409	485,112	581,427	577,074	649,289	664,505

Investment securities available for sale:
U.S. Government, agency and GSEs	$335,943	333,530	322,754	316,089	237,993	238,354
Municipal securities	67,492	70,145	91,449	92,578	127,628	134,208
Corporate debt issues	18,267	20,427	21,150	21,176	24,911	22,703
Equity securities and mutual funds	2,591	3,157	5,298	9,850	13,301	19,304

Total investment securities available for sale	$424,293	427,259	440,651	439,693	403,833	414,569

The following table sets forth certain information regarding the amortized cost and fair value of our held-to-maturity investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2014		2013		2012
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)

Residential mortgage-backed securities held to maturity:
Fixed-rate pass through certificates	$8,236	8,713	11,101	11,645	16,369	17,281
Variable-rate pass through certificates	4,273	4,395	5,172	5,243	6,548	6,534
Fixed-rate agency CMOs	23,382	23,913	34,425	35,172	56,713	58,719
Variable-rate agency CMOs	1,052	1,064	1,352	1,362	6,176	6,257

Total residential mortgage-backed securities held to maturity	$36,943	38,085	52,050	53,422	85,806	88,791

Investment securities held to maturity:
Municipal securities	$66,752	68,207	69,316	70,639	69,275	73,178

Total investment securities held to maturity	$66,752	68,207	69,316	70,639	69,275	73,178

The following table sets forth information regarding the issuers and the carrying value of our mortgage-backed securities at the dates indicated.

	At December 31,
	2014	2013	2012
	(In thousands)
Residential mortgage-backed securities:
FNMA	$230,051	279,684	341,778
GNMA	54,422	66,802	97,648
FHLMC	223,479	264,752	287,942
SBA	10,052	12,569	15,775
Other (non-agency)	4,051	5,317	7,168
Total mortgage-backed securities	$522,055	629,124	750,311

Further information and analysis of our investment portfolio, including tables with information related to gross unrealized gains and losses on available-for sale and held-to-maturity investment securities and tables showing the fair value and gross unrealized losses on investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position are located in note 3 of the notes to the Consolidated Financial Statements.

Investment Portfolio Maturities and Yields.  The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for our investment securities and mortgage-backed securities portfolios at December 31, 2014.  Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	One year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Fair value	Annualized weighted average yield
	(Dollars in thousands)

Investment securities available for sale:
Government sponsored entities	$—	—	$310,172	1.03%	$25,746	1.34%	$—	—	$335,918	333,505	1.05%
U.S. Government and agency obligations	25	1.19%	—	—	—	—	—	—	25	25	1.19%
Municipal securities	810	3.59%	7,878	4.28%	6,965	4.52%	51,839	4.15%	67,492	70,145	4.20%
Corporate debt issues	—	—	—	—	—	—	18,267	2.81%	18,267	20,427	2.81%
Equity securities and mutual funds	—	—	—		—	—	2,591	3.62%	2,591	3,157	3.62%
Total investment securities available for sale	835	3.52%	318,050	1.11%	32,711	2.02%	72,697	3.80%	424,293	427,259	1.64%
Residential mortgage-backed securities available for sale:
Pass through certificates	66,144	2.20%	1,138	4.59%	36,811	1.86%	34,899	4.58%	138,992	145,475	2.73%
CMOs	113,842	0.64%	18,585	2.51%	60,914	1.56%	150,076	1.46%	343,417	339,637	1.26%
Total residential mortgage-backed securities available for sale	179,986	1.21%	19,723	2.63%	97,725	1.67%	184,975	2.05%	482,409	485,112	1.69%

Investment securities held-to-maturity:
Municipal securities	—	—	—	—	10,207	3.84%	56,545	4.18%	66,752	68,207	4.13%
Total investment securities held-to-maturity	—	—	—	—	10,207	3.84%	56,545	4.18%	66,752	68,207	4.13%
Residential mortgage-backed securities held-to-maturity:
Pass through certificates	4,273	1.32%	—	—	—	—	8,236	3.25%	12,509	13,108	2.59%
CMOs	1,052	0.85%	1,450	2.02%	4,375	2.33%	17,557	3.02%	24,434	24,977	2.74%
Total residential mortgage-backed securities held-to-maturity	5,325	1.22%	1,450	2.02%	4,375	2.33%	25,793	3.09%	36,943	38,085	2.69%
Total investment securities and mortgage-backed	$186,146	1.22%	$339,223	1.20%	$145,018	1.92%	$340,010	2.86%	$1,010,397	1,018,663	1.87%

Loans receivable.  Net loans receivable increased by $187.4 million, or 3.3%, to $5.922 billion at December 31, 2014, from $5.735 billion at December 31, 2013. During 2014 personal banking loans increased by $35.0 million, or 0.9%, compared to last year. This increase occurred primarily in our residential mortgage loan portfolio, which increased by $38.5 million, or 1.5%, as a result of refocusing on our traditional lending niche and improving our application and underwriting processes. In addition, our efforts to expand beyond traditional residential mortgage lending continued to produce results as our business banking loan portfolio increased by $148.6 million, or 7.4%, to $2.160 billion at December 31, 2014 from $2.011 billion at December 31, 2013.  Commercial real estate loans increased by $145.2 million, or 9.0%, and commercial loans increased by $3.4 million, or 0.8%, compared to the prior year.

Loans 30 days or more delinquent decreased by $31.0 million, or 23.5%, to $100.6 million at December 31, 2014 from $131.6 million at December 31, 2013.  Delinquencies for all classes of loans with the exception of other consumer loans decreased during the year ended December 31, 2014. Delinquencies on residential mortgage loans decreased by $7.6 million, or 12.7%, delinquencies on home equity loans decreased by $3.5 million, or 20.0%, delinquencies on commercial real estate loans decreased by $13.6 million, or 44.2%, and delinquencies on commercial loans decreased by $8.3 million, or 54.8%, while delinquencies on other consumer loans increased by $2.0 million, or 23.9%.  Loans 90 days or more delinquent decreased by $16.5 million, or 28.4%, to $41.3 million at December 31, 2014 from $57.8 million at December 31, 2013.  This represents the lowest level of delinquency since before the economic downturn began in 2008.

The following table sets forth the recorded investment in loans receivable by state (based on borrowers’ domicile) at December 31, 2014.

(Dollars in thousands)	Residential mortgage	(1)	Home equity	(2)	Other consumer	(3)	Commercial real estate loans	(4)	Commercial loans	(5)	Total	(6)
Pennsylvania	$2,151,361	85.4%	$909,139	85.2%	$225,088	92.8%	$966,012	55.2%	$290,779	71.7%	$4,542,379	75.8%
New York	161,445	6.4%	115,459	10.8%	9,961	4.1%	590,934	33.7%	83,252	20.5%	961,051	16.0%
Ohio	18,486	0.7%	9,087	0.9%	3,132	1.3%	24,901	1.4%	15,826	3.9%	71,432	1.2%
Maryland	134,228	5.3%	27,203	2.6%	1,328	0.5%	114,850	6.5%	7,817	1.9%	285,426	4.8%
All other	55,936	2.2%	5,243	0.5%	3,235	1.3%	56,867	3.2%	8,322	2.0%	129,603	2.2%
Total	$2,521,456	100.0%	$1,066,131	100.0%	$242,744	100.0%	$1,753,564	100.0%	$405,996	100.0%	$5,989,891	100.0%

(1)  Percentage of total mortgage loans

(2)  Percentage of total home equity loans

(3)  Percentage of total other consumer loans

(4)  Percentage of total commercial real estate loans

(5)  Percentage of total commercial loans

(6)  Percentage of total loans

Set forth below are selected data related to the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Personal Banking:
Residential mortgage loans	$2,526,240	41.2%	$2,492,138	42.2%	$2,431,860	42.0%	$2,414,992	42.9%	$2,432,421	42.9%
Home equity loans	1,066,131	17.4%	1,083,939	18.3%	1,083,654	18.7%	1,094,201	19.4%	1,108,073	19.5%
Other consumer loans:
Automobile	92,659	1.5%	82,194	1.4%	78,577	1.3%	80,839	1.4%	88,486	1.6%
Education loans	9,890	0.2%	12,394	0.2%	14,606	0.3%	18,840	0.3%	21,957	0.4%
Loans on savings accounts	8,466	0.1%	9,040	0.2%	9,759	0.2%	11,764	0.2%	11,850	0.2%
Other (1)	131,729	2.2%	124,720	2.1%	125,408	2.2%	124,831	2.3%	121,363	2.1%
Total other consumer loans	242,744	4.0%	228,348	3.9%	228,350	4.0%	236,274	4.2%	243,656	4.3%
Total Personal Banking	3,835,115	62.6%	3,804,425	64.4%	3,743,864	64.7%	3,745,467	66.5%	3,784,150	66.7%

Business Banking:
Commercial real estate	1,827,324	29.8%	1,665,274	28.2%	1,615,701	27.9%	1,481,127	26.3%	1,423,021	25.1%
Commercial loans	467,145	7.6%	437,559	7.4%	432,944	7.4%	408,462	7.2%	463,006	8.2%
Total Business Banking	2,294,469	37.4%	2,102,833	35.6%	2,048,645	35.3%	1,889,589	33.5%	1,886,027	33.3%
Total loans receivable, gross	6,129,584	100.0%	5,907,258	100.0%	5,792,509	100.0%	5,635,056	100.0%	5,670,177	100.0%

Deferred loan costs/ (fees)	6,095		2,461		(1,624)		(4,752)		(7,165)
Undisbursed loan proceeds	(145,788)		(103,428)		(88,405)		(78,785)		(129,007)
Allowance for loan losses:
Personal Banking:
Residential mortgage loans	(5,581)		(7,875)		(8,002)		(8,482)		(6,854)
Home equity loans	(4,550)		(7,245)		(8,294)		(8,687)		(7,675)
Other consumer loans:	(6,118)		(5,487)		(5,156)		(5,325)		(5,810)
Total Personal Banking	(16,249)		(20,607)		(21,452)		(22,494)		(20,339)
Business Banking:
Commercial real estate	(32,937)		(34,969)		(34,499)		(32,148)		(35,832)
Commercial loans	(13,967)		(11,110)		(13,242)		(12,080)		(15,770)
Total Business Banking	(46,904)		(46,079)		(47,741)		(44,228)		(51,602)
Unallocated	(4,365)		(4,662)		(4,026)		(4,416)		(4,471)
Total allowance for loan losses	(67,518)		(71,348)		(73,219)		(71,138)		(76,412)
Total loans receivable, net	$5,922,373		$5,734,943		$5,629,261		$5,480,381		$5,457,593

(1)         Consists primarily of secured and unsecured personal loans.

The following table sets forth the maturity or period of re-pricing of our loan portfolio at December 31, 2014.  Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

At December 31, 2014 (In thousands)	Due in one year or less	Due after one year through two years	Due after two years through three years	Due after three years through five years	Due after five years	Total
Personal Banking:
Residental mortgage loans	$132,084	117,382	117,015	228,520	1,931,239	2,526,240
Home equity loans	392,578	76,434	72,687	129,234	395,198	1,066,131
Other consumer loans	96,410	41,979	38,186	63,809	2,360	242,744
Total Personal Banking	621,072	235,795	227,888	421,563	2,328,797	3,835,115

Business Banking:
Commercial real estate loans	609,730	279,053	321,679	449,456	167,406	1,827,324
Commercial loans	263,481	55,869	40,694	56,033	51,068	467,145
Total Business Banking	873,211	334,922	362,373	505,489	218,474	2,294,469

Total	$1,494,283	570,717	590,261	927,052	2,547,271	6,129,584

The following table sets forth at December 31, 2014, the dollar amount of all fixed-rate and adjustable-rate loans due one year or more after the date indicated.  Adjustable and floating-rate loans are included in the table based on the contractual due date of the loan.

At December 31, 2014 (In thousands)	Fixed	Adjustable	Total
Personal Banking:
Residental mortgage loans	$2,434,915	20,917	2,455,832
Home equity loans	748,074	284,244	1,032,318
Other consumer loans	157,393	27,582	184,975
Total Personal Banking	3,340,382	332,743	3,673,125

Business Banking:
Commercial real estate loans	461,769	1,014,274	1,476,043
Commercial loans	99,465	149,528	248,993
Total Business Banking	561,234	1,163,802	1,725,036

Total	$3,901,616	1,496,545	5,398,161

Deposits. Total deposits decreased by $36.3 million, or 0.6%, to $5.633 billion at December 31, 2014 from $5.669 billion at December 31, 2013.  Time deposits decreased by $189.1 million, or 11.3%, to $1.478 billion at December 31, 2014 from $1.667 billion at December 31, 2013 as customers continue to favor more liquid accounts, such as savings deposits and money market demand accounts, and utilize savings to fund living expenses. As a result savings deposits and money market demand accounts increased by $28.8 million, or 1.2%, to $2.388 billion at December 31, 2014 from $2.360 billion at December 31, 2013. Demand deposits increased by $123.9 million, or 7.5%, to $1.766 billion at December 31, 2014 from $1.642 billion at December 31, 2013. The increase in demand deposits is primarily the result of our efforts to procure new checking account customers and increase low-cost deposits.

The following table sets forth the dollar amount of deposits in each state indicated as of December 31, 2014.

State	Balance	Percent
	(Dollars in thousands)

Pennsylvania	$4,710,841	83.6%
New York	596,734	10.6%
Ohio	54,546	1.0%
Maryland	270,000	4.8%
Other	421	—
Total	$5,632,542	100.0%

The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2014.

Maturity period	Certificates of deposit
(In thousands)

Three months or less	$37,845
Over three months through six months	33,066
Over six months through twelve months	77,636
Over twelve months	203,339
Total	$351,886

The following table sets forth the dollar amount of deposits in the various types of accounts we offered at the dates indicated.

	At December 31,
	2014			2013			2012
	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)
	(Dollars in thousands)

Savings deposits	$1,209,287	21.5%	0.26%	$1,191,584	21.0%	0.28%	$1,158,795	20.1%	0.41%
Demand deposits	1,765,871	31.4	0.03%	1,641,944	29.0	0.03%	1,607,200	27.9	0.06%
Money market demand accounts	1,179,070	20.9	0.28%	1,167,954	20.6	0.28%	1,112,516	19.3	0.40%
Time deposits:
Maturing within 1 year	647,699	11.5	0.77%	665,779	11.7	0.60%	871,580	15.1	1.95%
Maturing 1 to 3 years	712,479	12.6	1.51%	622,934	11.0	1.64%	438,970	7.6	1.82%
Maturing more than 3 years	118,136	2.1	1.10%	378,684	6.7	1.50%	575,539	10.0	2.41%
Total certificates	1,478,314	26.2	1.15%	1,667,397	29.6	1.19%	1,886,089	32.7	2.01%
Total deposits	$5,632,542	100.0%	0.42%	$5,668,879	100.2%	0.46%	$5,764,600	100.0%	0.96%

(1)   Represents percentage of total deposits.

(2)   Represents weighted average nominal rate at year end.

Borrowings.  Borrowings increased by $6.5 million, or 0.7%, to $888.1 million at December 31, 2014 from $881.6 million at December 31, 2013. This increase resulted from an increase in collateralized borrowings of $6.5 million, or 4.2%, to $162.7 million for the year ended December 31, 2014 from $156.2 million for the year ended December 31, 2013. During 2010, we restructured $695.0 million of FHLB borrowings reducing the annual interest cost by 0.22%, while extending the average maturities of these borrowings by approximately 3.5 years.  We incurred a penalty of $52.2 million in conjunction with this restructuring, which is being amortized as part of interest expense over the life of the borrowings. At December 31, 2014 the remaining amount to be amortized was $21.5 million. Our next scheduled maturity of FHLB borrowings is in 2015.

The following table sets forth information concerning our borrowings at the dates and for the periods indicated.

	During the years ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Federal Home Loan Bank of Pittsburgh borrowings:
Average balance outstanding	$725,420	718,559	695,551
Maximum outstanding at end of any month during year	725,441	725,493	695,579
Balance outstanding at end of year	725,395	725,447	695,516
Weighted average interest rate during year	3.60%	3.61%	3.67%
Weighted average interest rate at end of year	3.60%	3.60%	3.67%

Collateralized borrowings:
Average balance outstanding	$155,698	150,079	154,620
Maximum outstanding at end of any month during year	174,155	171,815	176,516
Balance outstanding at end of year	162,714	156,198	164,531
Weighted average interest rate during year	0.29%	0.31%	0.34%
Weighted average interest rate at end of year	0.27%	0.31%	0.32%

Total borrowings:
Average balance outstanding	$881,118	868,638	850,171
Maximum outstanding at end of any month during year	899,554	897,268	872,040
Balance outstanding at end of year	888,109	881,645	860,047
Weighted average interest rate during year	3.02%	3.04%	3.07%
Weighted average interest rate at end of year	2.99%	3.02%	3.03%

Shareholders’ equity.  Total shareholders’ equity at December 31, 2014 was $1.063 billion, a decrease of $92.5 million, or 8.0%, from $1.155 billion at December 31, 2013. This decrease was primarily the result of the payment of cash dividends of $149.9 million and an increase in other comprehensive loss of $12.5 million.  Partially offsetting these decreases was net income of $62.0 million.

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

	For the Years Ended December 31,
	2014			2013			2012
	Average Outstanding Balance	Interest	Average Yield/ Cost (10)	Average Outstanding Balance	Interest	Average Yield/ Cost (10)	Average Outstanding Balance	Interest	Average Yield/ Cost (10)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (includes FTE adjustments of $2,057, $2,258 and $2,259, respectively) (1)(2)(3)	$5,883,244	284,107	4.83%	$5,682,431	289,235	5.09%	$5,655,179	310,217	5.49%
Mortgage-backed securities (5)	581,906	10,320	1.77%	701,589	12,818	1.83%	736,896	16,738	2.27%
Investment securities (includes FTE adjustments of $3,381, $4,210 and $4,910, respectively) (4)(5)	499,718	13,792	2.76%	518,753	16,047	3.09%	353,431	16,357	4.63%
Federal Home Loan Bank stock	41,975	1,809	4.31%	46,580	371	0.80%	47,205	87	0.18%
Interest-earning deposits	325,201	837	0.25%	410,022	1,093	0.26%	638,366	1,599	0.25%
Total interest-earning assets (includes FTE adjustments of $5,438 $6,468 and $7,169, respectively)	7,332,044	310,865	4.24%	7,359,375	319,564	4.34%	7,431,077	344,998	4.64%
Non-interest-earning assets (6)	561,107			570,555			580,077
Total assets	$7,893,151			$7,929,930			$8,011,154
Interest-bearing liabilities:
Savings deposits	$1,221,304	3,286	0.27%	$1,197,931	3,595	0.30%	$1,136,774	4,219	0.37%
Interest-bearing demand deposits	882,980	587	0.07%	855,031	576	0.07%	822,626	792	0.10%
Money market demand accounts	1,181,235	3,174	0.27%	1,133,584	3,042	0.27%	1,047,894	3,605	0.34%
Time deposits	1,575,595	18,275	1.16%	1,766,219	22,066	1.25%	2,059,702	34,761	1.69%
Borrowed funds (7)	881,118	26,574	3.02%	868,638	26,439	3.04%	850,171	26,105	3.07%
Junior subordinated deferrable interest debentures	103,094	4,691	4.49%	103,094	5,444	5.21%	103,094	5,717	5.47%
Total interest-bearing liabilities	5,845,326	56,587	0.97%	5,924,497	61,162	1.03%	6,020,261	75,199	1.25%
Non-interest-bearing checking	864,322			784,279			723,666
Non-interest-bearing liabilities	94,298			87,193			109,483
Total liabilities	6,803,946			6,795,969			6,853,410
Shareholders’ equity	1,089,205			1,133,961			1,157,744
Total liabilities and stockholders’ equity	$7,893,151			$7,929,930			$8,011,154
Net interest income		254,278			258,402			269,799
Net interest rate spread (8)			3.27%			3.31%			3.39%
Net interest earning assets/
Net interest margin (9)	$1,486,718		3.47%	$1,434,878		3.51%	$1,410,816		3.63%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.25x			1.24x			1.23x

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

(7)                                 Average balances include Federal Home Loan Bank advances and collateralized borrowings.

(8)                                 Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(9)                                 Net interest margin represents net interest income as a percentage of average interest-earning assets.

(10)                          Shown on a FTE basis.  GAAP basis yields were:  Loans — 4.79%, 5.05% and 5.45%, respectively, Investment securities — 2.08%, 2.28% and 3.24%, respectively, interest-earning assets — 4.17%, 4.25% and 4.55%, respectively, GAAP basis net interest rate spreads were 3.20%, 3.22% and 3.30%, respectively, and GAAP basis net interest margins were 3.39%, 3.42% and 3.53%, respectively.

Rate/Volume Analysis

The following table presents the changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the year ended December 31, 2014 compared to 2013 and for the year ended December 31, 2013 compared to 2012. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the prior year rate; (2) changes in rate multiplied by the prior year volume; and (3) the total increase or decrease. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Years ended December 31,			Years ended December 31,
	2014 vs. 2013			2013 vs. 2012
	Increase (decrease)		Total	Increase (decrease)		Total
	Due to		increase	Due to		increase
	Rate	Volume	(decrease)	Rate	Volume	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$(15,349)	10,221	(5,128)	$(22,477)	1,495	(20,982)
Mortgage-backed securities	(375)	(2,123)	(2,498)	(3,118)	(802)	(3,920)
Investment securities	(1,666)	(589)	(2,255)	(7,961)	7,651	(310)
Federal Home Loan Bank stock	1,636	(198)	1,438	289	(5)	284
Interest-earning deposits	(30)	(226)	(256)	66	(572)	(506)
Total interest-earning assets	(15,784)	7,085	(8,699)	(33,201)	7,767	(25,434)

Interest-bearing liabilities:
Savings deposits	(372)	63	(309)	(808)	184	(624)
Interest-bearing demand deposits	(8)	19	11	(247)	31	(216)
Money market demand accounts	4	128	132	(858)	295	(563)
Time deposits	(1,580)	(2,211)	(3,791)	(7,742)	(4,953)	(12,695)
Borrowed funds	(241)	376	135	(228)	562	334
Junior subordinated deferrable interest debentures	(753)	—	(753)	(273)	—	(273)
Total interest-bearing liabilities	(2,950)	(1,625)	(4,575)	(10,156)	(3,881)	(14,037)

Net change in net interest income	$(12,834)	8,710	(4,124)	$(23,045)	11,648	(11,397)

Comparison of Results of Operations for the Years Ended December 31, 2014 and 2013

General. Net income for the year ended December 31, 2014 was $62.0 million, or $0.67 per diluted share, a decrease of $4.6 million, or 6.9%, from $66.6 million, or $0.73 per diluted share, for the year ended December 31, 2013. The decrease in net income resulted primarily from increases in noninterest expense of $8.4 million and the provision for loan losses of $1.8 million and a decrease in net interest income of $4.6 million. These items were partially offset by an increase in noninterest income of $5.8 million and a decrease in income tax expense of $4.4 million.

Net income for the year ended December 31, 2014 represents a 5.69% and 0.79% return on average equity and return on average assets, respectively, compared to 5.87% and 0.84% for the year ended December 31, 2013. A discussion of each significant change follows.

Interest income. Interest income decreased by $9.1 million, or 2.9%, to $303.6 million for the year ended December 31, 2014 from $312.7 million for the year ended December 31, 2013. The decrease in interest income was due both to a decrease in the average balance of interest-earning assets and a decrease in the average yield on interest-earning assets. The average balance of interest-earning assets decreased by $27.3 million, or 0.4%, to $7.332 billion for the year ended December 31, 2014 from $7.359 billion for the year ended December 31, 2013. The average rate earned on interest-earnings assets decreased by eight basis points to 4.17% for the year ended December 31, 2014 from 4.25% for the year ended December 31, 2013. An explanation of the changes in the balances of interest-earnings assets and changes in the yield is discussed in each category below.

Interest income on loans receivable decreased by $4.9 million, or 1.7%, to $282.1 million for the year ended December 31, 2014 from $287.0 million for the year ended December 31, 2013. This decrease was attributable to a decrease in the average yield, which was partially offset by an increase in the average balance of loans receivable. The average yield on loans receivable decreased by 26 basis points, to 4.79% for the year ended December 31, 2014, from 5.05% for the year ended December 31, 2013. This decrease is primarily due to the re-pricing of variable rate loans, the refinancing of existing loans to lower market interest rates and the origination of new loans in the continued low and highly competitive interest rate environment. Average loans receivable increased by $200.8 million, or 3.5%, to $5.883 billion for the year ended December 31, 2014 from $5.682 billion for the year ended December 31, 2013. This increase was primarily attributable to our efforts to attract and maintain quality business loan relationships, as well as growth in both our residential mortgage and consumer loan portfolios.

Interest income on mortgage-backed securities decreased by $2.5 million, or 19.5%, to $10.3 million for the year ended December 31, 2014 from $12.8 million for the year ended December 31, 2013. This decrease was attributable to decreases in both the average balance and the average yield of mortgage-backed securities. The average balance of mortgage-backed securities decreased by $119.7 million, or 17.1%, to $581.9 million for the year ended December 31, 2014 from $701.6 million for the year ended December 31, 2013. This decrease in the average balance was primarily the result of redirecting cash flows to fund loan growth and pay common stock dividends. The average yield on mortgage-backed securities decreased by six basis points, to 1.77% for the year ended December 31, 2014, from 1.83% for the year ended December 31, 2013. This decrease in yield resulted from the continuation of historically low market interest rates and the reduction in the balance of our vintage securities that carry higher relative yields.

Interest income on investment securities decreased by $1.4 million, or 12.1%, to $10.4 million for the year ended December 31, 2014 from $11.8 million for the year ended December 31, 2013. This decrease was attributable to decreases in both the average yield and the average balance of investment securities. The average yield on investment securities decreased by 20 basis points, to 2.08% for the year ended December 31, 2014, from 2.28% for the year ended December 31, 2013. This decrease resulted from higher yielding municipal securities maturing and being called as well as lower relative yields on securities that were purchased during the year. The average balance of investment securities decreased slightly by $19.1 million, or 3.7%, to $499.7 million for the year ended December 31, 2014 from $518.8 million for the year ended December 31, 2013.

For the year ended December 31, 2014 we received dividends on FHLB stock of $1.8 million on an average balance of $42.0 million, resulting in a yield of 4.31%. For the year ended December 31, 2013 we received dividends on FHLB stock of $371,000 on an average balance of $46.6 million, resulting in a yield of 0.80%. As a result of the improved financial condition of the FHLB of Pittsburgh, they have been able to increase the dividends paid to member financial institutions.

Interest income on interest-earning deposits decreased by $256,000, or 23.4%, to $837,000 for the year ended December 31, 2014 from $1.1 million for the year ended December 31, 2013. This decrease is the result of a decrease in the average balance of interest-earning deposits of $84.8 million, or 20.7%, to $325.2 million for the year ended December 31, 2014 from $410.0 million for the year ended December 31, 2013. This decrease in the average balance was primarily the result of redirecting cash flows to fund loan growth and pay common stock dividends.

Interest expense. Interest expense decreased by $4.6 million, or 7.5%, to $56.6 million for the year ended December 31, 2014 from $61.2 million for the year ended December 31, 2013. This decrease was primarily attributed to decreases in the interest rate paid on time deposits and junior subordinated debentures as well as a decrease in the average balance of deposits. The average rate paid on all categories of deposit accounts decreased or remained flat during the year ended December 31, 2014, due primarily to the current level of market interest rates which enabled us to reduce the rates paid on time deposit products. The average rate paid on time deposits decreased to 1.16% from 1.25% and the average rate paid on savings deposits decreased to 0.27% from 0.30%. The average rate paid on interest-bearing demand deposits and money market deposit accounts remained unchanged at 0.07% and 0.27%, respectively, from the prior year. Also contributing to the decrease in interest expense was the continued shift in the mix of our deposits with average balances increasing for savings deposits, interest-bearing demand deposits and money market deposit accounts, while decreasing for time deposits. Also contributing to the decrease in interest expense was the maturity of an interest rate swap which was in place to convert the floating interest rate on our junior subordinated debentures to a fixed rate. This maturity reduced the average interest rate to 4.49% in 2014 from 5.21% last year.

Net interest income. Net interest income decreased by $4.6 million, or 1.8%, to $247.0 million for the year ended December 31, 2014 from $251.6 million for the year ended December 31, 2013. This decrease was a result of the factors previously discussed as well as a decrease in total interest-earning assets. Our net interest rate spread decreased slightly by two basis points, to 3.20% for the year ended December 31, 2014 from 3.22% for the year ended December 31, 2013 and our net interest margin decreased by three basis points, to 3.39% for the year ended December 31, 2014 from 3.42% for the year ended December 31, 2013.

Provision for loan losses. We analyze the allowance for loan losses as described in note 1(f) of the notes to the Consolidated Financial Statements. The provision for loan losses increased by $1.8 million, or 9.7%, to $20.3 million for year ended December 31, 2014 from $18.5 million for the year ended December 31, 2013. This increase is primarily due to five business banking loans requiring combined provisions of $10.1 million during the first half of 2014. Overall asset quality, however, continues to improve as loans 90 days or more delinquent decreased by $16.5 million, or 28.4%, to $41.3 million at December 31, 2014 from $57.8 million at December 31, 2013 and total non-accrual loans decreased by $27.4 million, or 25.6%, to $79.8 million at December 31, 2014 from $107.2 million at December 31, 2013. Additionally, classified loans decreased by $19.9 million, or 8.4%, to $217.0 million at December 31, 2014 from $236.9 million at December 31, 2013.

In determining the amount of the current period provision, we considered current economic conditions and their impact on our markets, including unemployment levels, bankruptcy filings, and changes in real estate values which ultimately impact the quality of our loan portfolio. Net loan charge-offs increased by $3.7 million, or 18.4%, to $24.1 million for the year ended December 31, 2014 from $20.4 million for the year ended December 31, 2013. This increase was the result of the charge-off of just two business banking loans in the first half of 2014 totaling $8.1 million. As a result, annual net charge-offs to average loans increased to 0.41% for the year ended December 31, 2014 from 0.36% for the year ended December 31, 2013. The provision that is recorded is sufficient, in our judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.

Noninterest income. Noninterest income increased by $5.8 million, or 8.6%, to $72.6 million for the year ended December 31, 2014 from $66.8 million for the year ended December 31, 2013. This increase is primarily the result of increases in trust and other financial services income and other operating income as well as a decrease in loss on real estate owned. Trust and other financial services income increased by $3.1 million, or 32.6%, to $12.4 million for the year ended December 31, 2014 from $9.3 million for the year ended December 31, 2013 primarily due to changes made to our fee structure and the acquisition of Evans Capital Management, Inc. on January 1, 2014. Losses on real estate owned decreased by $2.2 million, or 69.6%, to $967,000 for the year ended December 31, 2014 from $3.2 million for the year ended December 31, 2013. This decrease is primarily due to an elevated level of write-downs on commercial properties that were taken in 2013. Other operating income increased by $1.9 million, or 48.7%, to $5.9 million for the year ended December 31, 2014 from $4.0 million for the year ended December 31, 2013 primarily due to an increase in FHLB of Pittsburgh dividends. Partially offsetting these factors was a decrease in gains on sale of investments of $1.2 million, or 19.4%, to $4.9 million for the year ended December 31, 2014 from $6.1 million for the year ended December 31, 2013. Additionally, income from bank owned life insurance decreased by $1.0 million, or 19.4%, to $4.2 million for the year ended December 31, 2014 from $5.2 million for the year ended December 31, 2013 as a result of death benefits received in 2013.

Noninterest expense. Noninterest expense increased by $8.4 million, or 4.1%, to $215.5 million for the year ended December 31, 2014 from $207.1 million for the year ended December 31, 2013. This increase is primarily the result of increases in compensation and employee benefits, marketing expenses, professional services and processing expenses. Compensation and employee benefits increased by $3.8 million, or 3.4%, to $116.0 million for the year ended December 31, 2014 from $112.2 million for the year ended December 31, 2013 due to regular annual merit increases, as well as severance paid as a result of the corporate restructuring which was announced in the third quarter of 2014. Marketing expense increased by $1.9 million, or 30.7%, to $8.2 million for the year ended December 31, 2014 from $6.3 million for the year ended December 31, 2013 due primarily to marketing campaigns directed towards loan and deposit growth as well as the promotion of the JD Power and Associates and Forbes awards recognized throughout the year. Professional services increased by $1.4 million, or 22.2%, to $7.7 million for the year ended December 31, 2014 from $6.3 million for the year ended December 31, 2013 as a result of additional consulting expenses which were incurred as we continue to strengthen our compliance management system. Finally, processing expense increased by $1.2 million, or 4.4%, to $26.7 million for the year ended December 31, 2014 from $25.5 million for the year ended December 31, 2013. This increase is primarily due to software enhancements and the amortization of the costs to upgrade our programs used to address regulatory compliance requirements.

Income taxes. Income tax expense decreased by $4.4 million, or 16.8%, to $21.8 million for the year ended December 31, 2014 from $26.2 million for the year ended December 31, 2013 primarily due to a decrease in income before income taxes of $9.0 million, or 9.7%, compared to the prior year. Additionally, our effective tax rate decreased to 26.0% from 28.3% last year. This decrease resulted from Pennsylvania state tax credits relating to certain charitable contributions and an increase in deductible pass-thru dividends on the Company’s common stock held in our Employee Stock Ownership Plans and 401(k) plan related to the $1.10 special dividends paid by the Company in 2014.

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012

General. Net income for the year ended December 31, 2013 was $66.6 million, or $0.73 per diluted share, an increase of $3.2 million, or 5.0%, from $63.4 million, or $0.67 per diluted share, for the year ended December 31, 2012. The increase in net income resulted primarily from an increase in noninterest income of $7.9 million and a decrease in provision for loan losses of $7.8 million. These items were partially offset by a decrease in net interest income of $10.9 million and an increase in noninterest expense of $1.7 million. A discussion of each significant change follows.

Net income for the year ended December 31, 2013 represents a 5.87% and 0.84% return on average equity and return on average assets, respectively, compared to 5.47% and 0.79% for the year ended December 31, 2012.

Interest income. Interest income decreased by $25.0 million, or 7.4%, to $312.7 million for the year ended December 31, 2013 from $337.7 million for the year ended December 31, 2012. The decrease in interest income was due both to a decrease in the average balance of interest-earning assets and a decrease in the average yield on interest-earning assets. The average balance of interest-earning assets decreased by $71.7 million, or 1.0%, to $7.359 billion for the year ended December 31, 2013 from $7.431 billion for the year ended December 31, 2012. The average rate earned on interest-earnings assets decreased by 30 basis points, to 4.25% for the year ended December 31, 2013 from 4.55% for the year ended December 31, 2012. An explanation of the changes in the balances of interest-earnings assets and changes in the yield is discussed in each category below.

Interest income on loans receivable decreased by $21.0 million, or 6.8%, to $287.0 million for the year ended December 31, 2013 from $308.0 million for the year ended December 31, 2012. This decrease was attributable to a decrease in the average yield, which was partially offset by an increase in the average balance of loans receivable. The average yield on loans receivable decreased by 40 basis points, to 5.05% for the year ended December 31, 2013, from 5.45% for the year ended December 31, 2012. This decrease is primarily due to the re-pricing of variable rate loans, the refinancing of existing loans to lower market interest rates and the origination of new loans in the continued low and highly competitive interest rate environment. Average loans receivable increased by $27.3 million, or 0.5%, to $5.682 billion for the year ended December 31, 2013 from $5.655 billion for the year ended December 31, 2012. This increase was primarily attributable to our efforts in attracting and maintaining quality business loan relationships, as well as our decision to hold more of residential mortgage loans originated through our wholesale lending division and not sell them in the secondary markets.

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

Interest income on investment securities increased by $391,000, or 3.4%, to $11.8 million for the year ended December 31, 2013 from $11.4 million for the year ended December 31, 2012. This increase was attributable to an increase in the average balance of investment securities of $165.4 million, or 46.8%, to $518.8 million for the year ended December 31, 2013 from $353.4 million for the year ended December 31, 2012. This increase was primarily the result of using excess cash to mitigate net interest margin compression while shortening the duration of our investment securities portfolio. Partially offsetting this increase was a decrease in the average yield on investment securities of 96 basis points, to 2.28% for the year ended December 31, 2013, from 3.24% for the year ended December 31, 2012. This decrease resulted from higher yielding municipal securities maturing and being called as well as lower relative yields on the shorter duration securities that were purchased during the year.

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

Net interest income. Net interest income decreased by $10.9 million, or 4.2%, to $251.6 million for the year ended December 31, 2013 from $262.5 million for the year ended December 31, 2012. This decrease was a result of the factors previously discussed as well as a decrease in total interest-earning assets. Our net interest rate spread decreased by eight basis points, to 3.22% for the year ended December 31, 2013 from 3.30% for the year ended December 31, 2012 and our net interest margin decreased by eleven basis points, to 3.42% for the year ended December 31, 2013 from 3.53% for the year ended December 31, 2012.

Provision for loan losses. We analyze the allowance for loan losses as described in note 1(f) of the notes to the Consolidated Financial Statements. The provision for loan losses decreased by $7.8 million, or 29.7%, to $18.5 million for year ended December 31, 2013 from $26.3 million for the year ended December 31, 2012. Facilitating this decrease was a decrease in non-accrual loans of $13.0 million, or 10.8%, to $107.2 million at December 31, 2013 from $120.2 million at December 31, 2012. Additionally, classified loans decreased by $13.9 million, or 5.6%, to $236.9 million at December 31, 2013 from $250.8 million at December 31, 2012. These changes were partially offset by elevated levels in historical charge-off factors which include years with historically high charge-off amounts and an increase in business banking loans collectively evaluated for impairment, which typically require higher reserves than personal banking loans.

In determining the amount of the provision, we considered economic conditions and their impact on our markets, including unemployment levels, bankruptcy filings, and changes in real estate values which ultimately impact the quality of our loan portfolio. Net loan charge-offs decreased by $3.9 million, or 15.9%, to $20.4 million for the year ended December 31, 2013 from $24.3 million for the year ended December 31, 2012. Annual net charge-offs to average loans decreased to 0.36% for the year ended December 31, 2013 from 0.43% for the year ended December 31, 2012. The provision that was recorded was sufficient, in our judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.

Noninterest income. Noninterest income increased by $7.9 million, or 13.5%, to $66.8 million for the year ended December 31, 2013 from $58.9 million for the year ended December 31, 2012. This increase is primarily the result of increases in the gain on sales of investments and insurance commission income as well as a decrease in loss on real estate owned. Gain on sale of investments increased by $5.5 million, or 835.5%, to $6.1 million for the year ended December 31, 2013 from $654,000 for the year ended December 31, 2012 due to the sale of certain equity securities in the fourth quarter of 2013. Insurance commission income increased by $2.3 million, or 37.9%, to $8.6 million for the year ended December 31, 2013 from $6.3 million for the year ended December 31, 2012 due to our acquisition of the Bert Company, a broker of employee benefit and property and casualty insurance, on December 31, 2012. Losses on real estate owned decreased by $2.4 million, or 43.5%, to $3.2 million for the year ended December 31, 2013 from $5.6 million for the year ended December 31, 2012. This decrease is primarily due to historically high write-downs taken on commercial properties in 2012. Partially offsetting these factors was a decrease in mortgage banking income of $3.1 million, or 65.3%, to $1.6 million for the year ended December 31, 2013 from $4.7 million for the year ended December 31, 2012, as most residential mortgage loan originations during 2013 were retained in our portfolio and not sold into the secondary market.

Noninterest expense. Noninterest expense increased by $1.6 million, or 0.8%, to $207.1 million for the year ended December 31, 2013 from $205.5 million for the year ended December 31, 2012. This increase is primarily the result of increases in office operations, other expense and premises and occupancy costs. Office operations increased by $1.3 million, or 9.3%, to $14.5 million for the year ended December 31, 2013 from $13.2 million for the year ended December 31, 2012 primarily due to increased loan collections costs. As a result of increased charitable contributions to organizations that qualify for Pennsylvania’s Education Improvement Tax Credit program, for which we receive state income tax credits, other expense increased by $865,000, or 9.5%, to $10.0 million for the year ended December 31, 2013 from $9.1 million for the year ended December 31, 2012. Premises and occupancy costs increased by $773,000, or 3.4%, compared to the prior year due primarily to increased snow removal and depreciation expense. Partially offsetting these increases were decreases in marketing expense and professional services. Marketing expense decreased by $1.5 million, or 19.7%, to $6.3 million for the year ended December 31, 2013 from $7.8 million for the year ended December 31, 2012 due primarily to our decision to postpone campaigns scheduled for 2013 until 2014. Professional services decreased by $738,000, or 10.5%, to $6.3 million for the year ended December 31, 2013 from $7.0 million for the year ended December 31, 2012 as a result of a decrease in compliance related consulting projects that were completed in 2012.

Income taxes. Income tax expense decreased by $44,000, or 0.2%, to $26.2 million for the year ended December 31, 2013 from $26.3 million for the year ended December 31, 2012. This decrease is due to a decrease in the effective tax rate to 28.2% from 29.3% which resulted from increased Pennsylvania state tax credits. Partially offsetting this decrease was an increase in income before income taxes of $3.1 million compared to the prior year.

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

Nonperforming assets. Loans are reviewed on a regular basis and are placed on a nonaccrual status when, in the opinion of management, the collection of all contractual principal and/or interest is doubtful. Loans are automatically placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is reversed and charged against interest income.

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

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$17,704	24,625	24,295	28,233	29,751
Home equity loans	6,606	8,345	8,481	9,781	10,263
Other consumer loans	2,656	2,723	2,712	2,944	2,565
Commercial real estate loans	10,215	18,433	24,938	44,603	46,032
Commercial loans	4,380	4,321	9,619	10,785	12,877
Total loans 90 days or more past due	$41,561	58,447	70,045	96,346	101,488
Total real estate owned (REO)	16,759	18,203	26,165	26,887	20,780
Total loans 90 days or more past due and REO	58,320	76,650	96,210	123,233	122,268
Total loans 90 days or more past due to net loans receivable	0.70%	1.02%	1.24%	1.76%	1.86%
Total loans 90 days or more past due and REO to total assets	0.75%	0.97%	1.21%	1.55%	1.50%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	$41,326	57,757	68,347	95,836	100,421
Nonaccrual loans — loans less than 90 days past due	38,482	49,464	51,865	35,269	47,970
Loans 90 days or more past due still accruing	235	690	1,698	510	1,067
Total nonperforming loans	80,043	107,911	121,910	131,615	149,458
Total nonperforming assets	$96,802	126,114	148,075	158,502	170,238
Nonaccrual troubled debt restructured loans (1)	$24,459	28,889	41,166	29,575	41,740
Accruing troubled debt restructured loans	37,329	50,277	48,278	39,854	10,865
Total troubled debt restructured loans	$61,788	79,166	89,444	69,429	52,605

(1)  Also included in nonaccrual loans above.

During the year ended December 31, 2014, gross interest income of approximately $6.4 million would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current and in accordance with their original terms throughout the year. We recognized $2.7 million of interest income on nonaccrual loans during the year ended December 31, 2014.

The following table sets forth loans 90 days or more delinquent by state (based on borrowers’ domicile) at December 31, 2014.

(Dollars in thousands)	Residential mortgage	(1)	Home equity	(2)	Other consumer	(3)	Commercial real estate loans	(4)	Commercial loans	(5)	Total	(6)
Pennsylvania	$12,282	0.6%	$4,474	0.5%	$2,388	1.1%	$7,943	0.8%	$3,543	1.2%	$30,630	0.7%
New York	1,237	0.8%	936	0.8%	55	0.6%	1,072	0.2%	284	0.3%	3,584	0.4%
Ohio	710	3.8%	35	0.4%	7	0.2%	—	0.0%	—	0.0%	752	1.1%
Maryland	1,678	1.3%	1,058	3.9%	—	0.0%	270	0.2%	207	2.6%	3,213	1.1%
All other	1,789	3.2%	103	2.0%	—	0.0%	930	1.6%	325	3.9%	3,147	2.4%
Total	$17,696	0.7%	$6,606	0.6%	$2,450	1.0%	$10,215	0.6%	$4,359	1.1%	$41,326	0.7%

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

(3)  Percentage of total other consumer loans in that geographic area

(4)  Percentage of total commercial real estate loans in that geographic area

(5)  Percentage of total commercial loans in that geographic area

(6)  Percentage of total loans in that geographic area

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans considered to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the savings institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention.” At December 31, 2014, we had 286 loans, with an aggregate principal balance of $60.6 million, designated as special mention.

We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. Our largest classified assets generally are also our largest nonperforming assets.

The following table sets forth the aggregate amount of our classified assets at the dates indicated.

	At December 31,
	2014	2013	2012
	(In thousands)

Substandard assets	$229,913	250,545	271,268
Doubtful assets	2,677	3,188	4,829
Loss assets	1,424	1,321	1,049
Total classified assets	$234,014	255,054	277,146

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

We utilize a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses. As part of the analysis, we considered the economic data in our markets such as the unemployment and bankruptcy levels as well as the changes in real estate collateral values. In addition, we considered the overall trend in asset quality, loan charge-offs and the allowance for loan losses as a percentage of nonperforming loans. We also consider the specific reserves already established for criticized loans based upon a three year average of historical charge-offs. As a result, we decreased the allowance for loan losses during the year by $3.8 million, or 5.4%, to $67.5 million, or 1.13% of total loans, at December 31, 2014 from $71.3 million, or 1.23% of total loans, at December 31, 2013. The decrease in the allowance for loan losses and the related provision for loan losses is discussed above in the section “Provision for loan losses.”

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Years ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Net loans receivable	$5,922,373	5,734,943	5,629,261	5,480,381	5,457,593
Average loans outstanding	5,883,244	5,682,431	5,655,179	5,508,790	5,487,645

Allowance for loan losses
Balance at beginning of period	71,348	73,219	71,138	76,412	70,403
Provision for loan losses	20,314	18,519	26,338	34,170	40,486
Charge offs:
Residential mortgage loans	(2,181)	(2,501)	(4,295)	(4,198)	(4,497)
Home equity loans	(1,783)	(2,239)	(4,066)	(4,734)	(4,104)
Other consumer loans	(6,423)	(6,055)	(5,919)	(5,283)	(6,390)
Commercial real estate loans	(8,422)	(10,042)	(9,919)	(12,508)	(12,576)
Commercial loans	(11,936)	(5,007)	(6,254)	(15,641)	(9,305)
Total charge-offs	(30,745)	(25,844)	(30,453)	(42,364)	(36,872)
Recoveries:
Residential mortgage loans	443	420	528	308	176
Home equity loans	194	258	297	127	82
Other consumer loans	1,190	1,082	1,410	1,254	1,422
Commercial real estate loans	2,195	2,305	1,823	872	314
Commercial loans	2,579	1,389	2,138	359	401
Total recoveries	6,601	5,454	6,196	2,920	2,395
Balance at end of period	$67,518	71,348	73,219	71,138	76,412

Allowance for loan losses as a percentage of net loans receivable	1.14%	1.24%	1.30%	1.30%	1.40%
Net charge-offs as a percentage of average loans outstanding	0.41%	0.36%	0.43%	0.72%	0.63%
Allowance for loan losses as a percentage of nonperforming loans	84.35%	66.12%	60.06%	54.05%	51.13%
Allowance for loan losses as a percentage of nonperforming loans and real estate owned	69.75%	56.57%	49.45%	44.88%	44.89%

Allocation of Allowance for Loan Losses.  The following tables set forth the allocation of allowance for loan losses by loan category at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category.

	At December 31,
	2014		2013		2012
	Amount	% of Total loans (1)	Amount	% of Total loans (1)	Amount	% of Total loans (1)
	(Dollars in thousands)
Balance at end of year applicable to:
Residential mortgage loans	$5,581	41.2%	$7,875	42.2%	$8,002	42.0%
Home equity loans	4,550	17.4	7,245	18.3	8,294	18.7
Other consumer loans	6,118	4.0	5,487	3.9	5,156	4.0
Commercial real estate loans	32,937	29.8	34,969	28.2	34,499	27.9
Commercial loans	13,967	7.6	11,110	7.4	13,242	7.4
Total allocated allowance	63,153		66,686		69,193
Unallocated	4,365	—	4,662	—	4,026	—
Total	$67,518	100.0%	$71,348	100.0%	$73,219	100.0%

	At December 31,
	2011		2010
	Amount	% of Total loans (1)	Amount	% of Total loans (1)
	(Dollars in thousands)
Balance at end of year applicable to:
Residential mortgage loans	$8,482	42.9%	$6,854	42.9%
Home equity loans	8,687	19.4	7,675	19.5
Other consumer loans	5,325	4.2	5,810	4.3
Commercial real estate loans	32,148	26.3	35,832	25.1
Commercial loans	12,080	7.2	15,770	8.2
Total allocated allowance	66,722		71,941
Unallocated	4,416	—	4,471	—
Total	$71,138	100.0%	$76,412	100.0%

(1)   Represents percentage of loans in each category to total loans.

Liquidity and Capital Resources

Northwest Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the Federal Deposit Insurance Corporation during their regular examinations.  The Federal Deposit Insurance Corporation, however, does not prescribe by regulation a minimum amount or percentage of liquid assets.  The Federal Deposit Insurance Corporation allows us to consider any unencumbered, available-for-sale marketable security, whose sale would not impair our capital adequacy, to be eligible for liquidity.  Liquidity is monitored through the use of a standard liquidity ratio of liquid assets to borrowings plus deposits.  Using this formula, Northwest Bank’s liquidity ratio was 8.0% as of December 31, 2014.  We adjust our liquidity level in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments.  We also adjust liquidity as appropriate to meet our asset and liability management objectives.  Liquidity needs can also be met by temporarily drawing upon lines-of-credit established for such reasons.  As of December 31, 2014, Northwest Bank had $2.121 billion of additional borrowing capacity available with the Federal Home Loan Bank of Pittsburgh, including a $150.0 million overnight line of credit, as well as a $182.4 million borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

In addition to deposits, our primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition.  We manage the pricing of our deposits to maintain a desired deposit balance.  In addition, we invest excess funds in short-term interest earning and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits amounted to $153.3 million at

December 31, 2014.  For additional information about our cash flows from operating, financing, and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing, and financing activities.  The primary sources of cash during the current year were net income and principal repayments on loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Cleveland, which provide an additional source of funds.  At December 31, 2014 Northwest Bank had advances of $725.4 million from the Federal Home Loan Bank of Pittsburgh.  We borrow from these sources to reduce interest rate risk and to provide liquidity when necessary.

At December 31, 2014, our customers had $428.6 million of unused lines of credit available and $186.6 million in loan commitments.  This amount does not include the unfunded portion of loans in process. Time deposits scheduled to mature in less than one year at December 31, 2014, totaled $647.7 million. We believe that a significant portion of such deposits will remain with us.

The major sources of our cash flows are in the areas of loans, marketable securities, deposits and borrowed funds.

Deposits are our primary source of externally generated funds.  The level of deposit inflows during any given period is heavily influenced by factors outside of our control, such as consumer savings tendencies, the general level of short-term and long-term market interest rates, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds.  Financial institutions, such as Northwest Bank, are also subject to deposit outflows.  Our net deposits decreased by $36.3 million, $95.7 million and $15.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of market interest rates, consumer confidence and consumer spending. Funds received from loan maturities and principal payments on loans for the years ended December 31, 2014, 2013 and 2012 were $1.731 billion, $1.924 billion and $1.912 billion, respectively.  Loan originations for the years ended December 31, 2014, 2013 and 2012 were $1.946 billion, $2.110 billion and $2.337 billion, respectively.  We also sell a portion of the loans we originate, and the cash flows from such sales for the years ended December 31, 2014, 2013 and 2012 were $1.3 million, $52.6 million and $236.5 million, respectively.

We experience significant cash flows from our portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature or are called.  Cash flow from the repayment of principal and the maturity or call of marketable securities for the years ended December 31, 2014, 2013 and 2012 were $179.7 million, $288.8 million and $417.5 million, respectively.

When necessary, we utilize borrowings as a source of liquidity and as a source of funds for long-term investment when market conditions permit.  The net cash flow from the receipt and repayment of borrowings were net increases of $6.5 million, $21.6 million and $32.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $149.9 million, $45.9 million and $56.9 million for the ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, stockholders’ equity totaled $1.063 billion. During 2014 our Board of Directors declared regular quarterly dividends totaling $0.52 per share of common stock and special dividends of $0.10 per share of common stock and $1.00 per share of common stock in the first and second quarters of 2014, respectively.

We monitor the capital levels of Northwest Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. Northwest Bank is required by the Pennsylvania Department of Banking and Securities and the FDIC to meet minimum capital adequacy requirements.  At December 31, 2014, Northwest Bank exceeded all regulatory minimum capital requirements and is considered to be “well capitalized.” In addition, as of December 31, 2014, we were not aware of any recommendation by a regulatory authority that, if it were implemented, would have a material effect on liquidity, capital resources or operations.

Regulatory Capital Requirements.

Northwest Bank is subject to minimum capital requirements established by the Federal Deposit Insurance Corporation. See Item 1. Business “Supervision and Regulation—Capital Requirements and Prompt Corrective Action”.  The following table summarizes Northwest Bank’s total shareholder’s equity, regulatory capital, total risk-based assets, and leverage and risk-based regulatory ratios at the dates indicated.

	At December 31,
	2014	2013
	(Dollars in thousands)

Total shareholder’s equity (GAAP capital)	$1,049,511	1,059,546
Accumulated other comprehensive income	9,135	(2,147)
Less: non-qualifying intangible assets	(178,356)	(176,963)
Leverage or Tier 1 capital	880,290	880,436
Plus: Tier 2 capital (1)	65,362	64,297
Total risk-based capital	$945,652	944,733
Total assets for leverage ratio	$7,622,077	7,726,550
Net risk-weighted assets including off-balance sheet items	$5,226,294	5,086,660

Leverage capital ratio	11.55%	11.39%
Minimum requirement	4.00%	4.00%

Total risk-based capital ratio	18.09%	18.57%
Minimum requirement	8.00%	8.00%

(1)         Tier 2 capital consists of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets as detailed under the regulations of the FDIC, and 45% of pre-tax net unrealized gains on securities available-for-sale.

Northwest Bank is also subject to capital guidelines of the Pennsylvania Department of Banking. Although not adopted in regulation form, the Department of Banking requires 6% leverage capital and 10% total risk-based capital.  See “Item 1. Business—Supervision and Regulation—Capital Requirements” and “Prompt Corrective Action”.

Contractual Obligations

We are obligated to make future payments according to various contracts.  The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2014.

	Payments due
	Less than one year	One year to less than three years	Three years to less than five years	Five years or greater	Total
	(In thousands)
Contractual obligations at December 31, 2014
Long-term debt (1)	$272,714	270,395	250,000	95,000	888,109
Junior subordinated debentures (2)	—	—	—	103,094	103,094
Operating leases (3)	3,881	5,981	3,243	4,204	17,309
Total	$276,595	276,376	253,243	202,298	1,008,512
Commitments to extend credit	$186,637	—	—	—	186,637

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

Our practice is to reduce our exposure to interest rate risk generally by better matching the maturities of our interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of our interest-earning assets.  We purchase adjustable-rate investment securities and mortgage-backed securities which at December 31, 2014 totaled $253.2 million, and originate adjustable-rate loans, which at December 31, 2014, totaled $1.876 billion or 30.6% of our gross loan portfolio.  Of our $7.153 billion of interest-earning assets at December 31, 2014, $2.282 billion, or 31.9%, consisted of assets with adjustable rates of interest.  When market conditions are favorable, we also attempt to reduce interest rate risk by lengthening the maturities of our interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, and by promoting longer-term certificates of deposit.

At December 31, 2014, total interest-earning liabilities maturing or re-pricing within one year exceeded total interest-bearing assets maturing or re-pricing in the same period by $421.7 million, representing a negative one-year gap ratio of 5.42%.

The following table sets forth, on a carrying value basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2014, which are expected to re-price or mature, based upon certain assumptions, in each of the future time periods shown.  Except as stated below, the amounts of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the earlier of the term of re-pricing or the contractual term of the asset or liability.  We believe that these assumptions approximate the standards used in the financial services industry and consider them appropriate and reasonable.

	Amounts maturing or re-pricing
	Within 1 year	Over 1-3 years	Over 3-5 years	Over 5-10 years	Over 10-20 years	Total
	(Dollars in thousands)

Rate-sensitive assets:
Interest-earning deposits	$153,305	—	—	—	—	153,305
Mortgage-backed securities:
Fixed rate	79,327	106,725	69,940	76,678	—	332,670
Variable-rate	160,809	13,677	14,899	—	—	189,385
Investment securities	173,664	184,836	131,572	3,939	—	494,011
Mortgage loans:
Adjustable rate	19,138	2,361	65	74	74	21,712
Fixed-rate	348,934	628,090	532,258	855,326	129,041	2,493,649
Home equity loans:
Adjustable rate	326,435	—	—	—	—	326,435
Fixed-rate	207,623	305,132	172,206	54,735	—	739,696
Other consumer loans	206,896	35,848	—	—	—	242,744
Commercial real estate loans	727,423	665,638	308,323	50,380	1,800	1,753,564
Commercial loans	249,689	98,730	37,290	20,287	—	405,996
Total rate-sensitive assets	2,653,243	2,041,037	1,266,553	1,061,419	130,915	7,153,167

Rate-sensitive liabilities:
Time deposits	647,699	712,479	107,834	10,302	—	1,478,314
Money market demand accounts	1,162,484	—	—	—	16,586	1,179,070
Savings deposits	630,937	471,006	—	—	107,344	1,209,287
Demand deposits	308,015	193,212	—	—	1,264,644	1,765,871
FHLB advances	110,000	270,395	250,000	95,000	—	725,395
Other borrowings	162,714	—	—	—	—	162,714
Trust preferred securities	53,094	—	50,000	—	—	103,094
Total rate-sensitive liabilities	3,074,943	1,647,092	407,834	105,302	1,388,574	6,623,745

Interest sensitivity gap per period	$(421,700)	393,945	858,719	956,117	(1,257,659)	529,422

Cumulative interest sensitivity gap	$(421,700)	(27,755)	830,964	1,787,081	529,422	529,422

Cumulative interest sensitivity gap as a percentage of total assets	-5.42%	-0.36%	10.69%	22.98%	6.81%	6.81%
Cumulative interest-earning assets as a percent of cumulative interest-bearing liabilities	86.29%	99.41%	116.20%	134.14%	107.99%	107.99%

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

In an effort to assess market risk, we use a simulation model to determine the effect of immediate incremental increases and decreases in interest rates on net interest income, net income and the market value of our equity.  Certain assumptions are made regarding loan prepayments and decay rates of passbook and interest-bearing demand deposit accounts.  Because it is difficult to accurately project the market reaction of depositors and borrowers, the effect of actual changes in interest rates on these assumptions may differ from simulated results.  We have established the following guidelines for assessing interest rate risk:

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

The following table illustrates the simulated impact of a non-parallel 100 bps, 200 bps or 300 bps upward or 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  These analyses were prepared assuming that total interest-earning asset and interest-bearing liability levels at December 31, 2014 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from December 31, 2014 levels.

	Increase			Decrease
Non-parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage decrease) in net income	(2.5)%	(2.3)%	(2.9)%	(14.0)%
Projected decrease in return on average equity	(2.3)%	(2.2)%	(2.9)%	(13.7)%
Projected decrease in earnings per share	$(0.02)	$(0.02)	$(0.02)	$(0.09)
Projected percentage decrease in market value of equity	(4.5)%	(7.0)%	(16.8)%	(0.3)%

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

When assessing our interest rate sensitivity, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates.  In preparing the table above, the following assumptions were used:  (i) adjustable-rate mortgage loans will prepay at an annual rate of 6% to 14%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 6% to 14%, depending on the type of loan; (iii) commercial loans will prepay at an annual rate of 8% to 14%; (iv) consumer loans held by Northwest Bank will prepay at an annual rate of 18% to 24%; and (v) consumer loans held by Northwest Consumer Discount Company will prepay at an annual rate of 55% to 70%.  In regards to our deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) the significant majority of money market accounts will re-price immediately; (iii) savings accounts will gradually re-price over three years; and (iv) checking accounts will re-price either when the rates on such accounts re-price as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates.  For purposes of this analysis, management has estimated, based on historical trends, that $308.0 million, or 35.2%, of our checking accounts and $630.9 million, or 52.2%, of our savings accounts are interest sensitive and may re-price in one year or less, and that the remainder may re-price over longer time periods.

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

Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control — Integrated Framework (1992).  Based on such assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based upon those criteria.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Report and has issued a report with respect to the effectiveness of the Company’s internal control over financial reporting.

/s/ William J. Wagner	/s/ William W. Harvey, Jr.,
William J. Wagner	William W. Harvey, Jr.
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Northwest Bancshares, Inc.:

We have audited Northwest Bancshares, Inc’s. (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northwest Bancshares, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Pittsburgh, Pennsylvania
February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Northwest Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Northwest Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Bancshares, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Northwest Bancshares, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of Northwest Bancshares Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Pittsburgh, Pennsylvania
February 27, 2015

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(amounts in thousands, excluding per share data)

	December 31,
	2014	2013
Assets
Cash and due from banks	$87,401	98,122
Interest-earning deposits in other financial institutions	152,671	293,149
Federal funds sold and other short-term investments	634	634
Marketable securities available-for-sale (amortized cost of $906,702 and $1,022,078)	912,371	1,016,767
Marketable securities held-to-maturity (fair value of $106,292 and $124,061)	103,695	121,366
Loans receivable, net of allowance for loan losses of $67,518 and $71,348	5,922,373	5,734,943
Accrued interest receivable	18,623	19,152
Real estate owned, net	16,759	18,203
Federal Home Loan Bank stock, at cost	33,293	43,715
Premises and equipment, net	143,909	146,139
Bank owned life insurance	144,362	140,172
Goodwill	175,323	174,644
Other intangible assets	3,033	2,319
Other assets	60,586	70,534
Total assets	$7,775,033	7,879,859

Liabilities and Shareholders’ equity
Liabilities:
Deposits	$5,632,542	5,668,879
Borrowed funds	888,109	881,645
Advances by borrowers for taxes and insurance	30,507	26,669
Accrued interest payable	936	888
Other liabilities	57,198	43,499
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	103,094	103,094
Total liabilities	6,712,386	6,724,674

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 94,721,453 and 94,243,713 shares issued, respectively	947	943
Paid-in capital	626,134	619,678
Retained earnings	481,577	569,547
Unallocated common stock of employee stock ownership plan	(21,641)	(23,083)
Accumulated other comprehensive loss	(24,370)	(11,900)
	1,062,647	1,155,185
Total liabilities and shareholders’ equity	$7,775,033	7,879,859

See accompanying notes to consolidated financial statements.

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, excluding per share data)

	Years ended December 31,
	2014	2013	2012
Interest income:
Loans receivable	$282,050	286,977	307,958
Mortgage-backed securities	10,320	12,818	16,738
Taxable investment securities	4,130	4,021	2,328
Tax-free investment securities	6,281	7,817	9,119
Interest-earning deposits	837	1,093	1,599
Total interest income	303,618	312,726	337,742

Interest expense:
Deposits	25,322	29,279	43,377
Borrowed funds	31,265	31,883	31,822
Total interest expense	56,587	61,162	75,199
Net interest income	247,031	251,564	262,543
Provision for loan losses	20,314	18,519	26,338
Net interest income after provision for loan losses	226,717	233,045	236,205

Noninterest income:
Impairment losses on securities	—	(713)	(996)
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	—	—	665
Net impairment losses	—	(713)	(331)
Gain on sale of investments, net	4,930	6,118	654
Service charges and fees	36,383	35,884	35,623
Trust and other financial services income	12,369	9,330	8,544
Insurance commission income	8,760	8,635	6,264
Loss on real estate owned, net	(967)	(3,186)	(5,643)
Income from bank owned life insurance	4,191	5,197	4,961
Mortgage banking income	1,022	1,623	4,678
Other operating income	5,887	3,959	4,154
Total noninterest income	72,575	66,847	58,904

Noninterest expense:
Compensation and employee benefits	115,967	112,190	111,727
Premises and occupancy costs	23,455	23,182	22,409
Office operations	14,721	14,454	13,224
Processing expenses	26,671	25,548	25,000
Professional services	7,661	6,267	7,005
Amortization of other intangible assets	1,323	1,210	1,012
Marketing expenses	8,213	6,284	7,829
Real estate owned expense	2,140	2,437	2,620
Federal deposit insurance premiums	5,193	5,600	5,554
Other expenses	10,191	9,962	9,097
Total noninterest expense	215,535	207,134	205,477
Income before income taxes	83,757	92,758	89,632
Provision for income taxes:
Federal	19,656	23,177	22,390
State	2,139	3,022	3,853
Total provision for income taxes	21,795	26,199	26,243
Net income	$61,962	66,559	63,389
Basic earnings per share	$0.68	0.73	0.68
Diluted earnings per share	$0.67	0.73	0.67

See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Years ended December 31,
	2014	2013	2012
Net Income	$61,962	66,559	63,389
Other comprehensive income net of tax:
Net unrealized holding gains on marketable securities:
Unrealized holding gains/ (losses), net of tax of $(5,787), $10,551 and $(1,346), respectively	9,042	(16,544)	2,029
Other-than-temporary impairment on securities included in net income, net of tax of $0, $(278) and $(129), respectively	—	435	202
Reclassification adjustment for gains included in net income, net of tax of $1,501, $1,904 and $271, respectively	(2,348)	(2,977)	(424)
Net unrealized holding gains/ (losses) on marketable securities	6,694	(19,086)	1,807

Change in fair value of interest rate swaps, net of tax of $(618), $(1,714) and $(246), respectively	1,146	3,181	459

Defined benefit plans:
Net (loss)/ gain, net of tax of $12,080, $(10,716) and $(6,112), respectively	(17,988)	17,002	9,576
Amortization of prior service costs, net of tax of $905, $812 and $56, respectively	(2,322)	(1,509)	(104)
Net (loss)/ gain on defined benefit plans	(20,310)	15,493	9,472

Other comprehensive (loss)/ income	(12,470)	(412)	11,738

Total comprehensive income	$49,492	66,147	75,127

See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2014, 2013 and 2012

(amounts in thousands, excluding per share data)

				Accumulated
				Other	Unallocated	Total
		Paid-in	Retained	Comprehensive	Common Stock	Shareholders’
	Common Stock	Capital	Earnings	Income/ (Loss)	of ESOP	Equity
Balance at December 31, 2011	$975	659,523	542,332	(23,226)	(25,966)	1,153,638
Comprehensive income:
Net income	—	—	63,389	—	—	63,389
Other comprehensive income, net of tax of $(7,506)	—	—	—	11,738	—	11,738
Total comprehensive income	—	—	63,389	11,738	—	75,127
Exercise of stock options	3	2,128	—	—	—	2,131
Share repurchases	(44)	(51,984)	—	—	—	(52,028)
Stock-based compensation expense, including tax benefits of $403	3	3,582	—	—	1,441	5,026
Dividends paid ($0.60 per share)	—	—	(56,862)	—	—	(56,862)
Balance at December 31, 2012	937	613,249	548,859	(11,488)	(24,525)	1,127,032
Comprehensive income:
Net income	—	—	66,559	—	—	66,559
Other comprehensive loss, net of tax of $559	—	—	—	(412)	—	(412)
Total comprehensive income	—	—	66,559	(412)	—	66,147
Exercise of stock options	7	6,611	—	—	—	6,618
Share repurchases	(4)	(4,455)	—	—	—	(4,459)
Stock-based compensation expense, including tax benefits of $635	3	4,273	—	—	1,442	5,718
Dividends paid ($0.50 per share)	—	—	(45,871)	—	—	(45,871)
Balance at December 31, 2013	943	619,678	569,547	(11,900)	(23,083)	1,155,185
Comprehensive income:
Net income	—	—	61,962	—	—	61,962
Other comprehensive loss, net of tax of $8,081	—	—	—	(12,470)	—	(12,470)
Total comprehensive income	—	—	61,962	(12,470)	—	49,492
Exercise of stock options	6	6,513	—	—	—	6,519
Share repurchases	(4)	(5,269)	—	—	—	(5,273)
Stock-based compensation expense, including tax benefits of $945	2	5,212	—	—	1,442	6,656
Dividends paid ($1.62 per share)	—	—	(149,932)	—	—	(149,932)
Balance at December 31, 2014	$947	626,134	481,577	(24,370)	(21,641)	1,062,647

See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2014	2013	2012
Operating activities:
Net Income	$61,962	66,559	63,389
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	20,314	18,519	26,338
Net gain on sale of assets	(5,236)	(6,061)	(2,894)
Net depreciation, amortization and accretion	9,868	8,952	9,466
Decrease in other assets	9,241	12,057	18,588
Increase/ (decrease) in other liabilities	(22,857)	2,890	11,351
Net amortization/ (accretion) of premium on marketable securities	383	298	(76)
Noncash compensation expense related to stock benefit plans	5,711	5,083	4,623
Noncash impairment losses on investment securities	—	713	331
Noncash impairment of real estate owned	2,318	4,158	4,942
Deferred income tax expense	8,595	1,262	3,170
Origination of loans held for sale	(1,042)	(36,773)	(248,658)
Proceeds from sale of loans held for sale	1,315	52,550	236,482
Net cash provided by operating activities	90,572	130,207	127,052

Investing activities:
Purchase of marketable securities available-for-sale	(49,996)	(234,965)	(508,553)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	17,673	33,764	76,257
Proceeds from maturities and principal reductions of marketable securities available-for-sale	162,007	255,064	341,287
Proceeds from sale of marketable securities available-for-sale	7,910	16,003	—
Loan originations	(1,944,677)	(2,072,797)	(2,088,565)
Proceeds from loan maturities and principal reductions	1,730,603	1,924,179	1,911,871
Redemptions of Federal Home Loan Bank stock	10,422	3,119	2,101
Proceeds from sale of real estate owned	10,216	18,036	14,049
Sale of real estate owned for investment, net	607	814	457
Purchase of premises and equipment	(9,968)	(19,367)	(18,255)
Acquisitions, net of cash received	(2,792)	—	(4,089)
Net cash used in investing activities	(67,995)	(76,150)	(273,440)

(Continued)

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2014	2013	2012
Financing activities:
Decrease in deposits, net	$(36,337)	(95,721)	(15,725)
Proceeds from long-term borrowings	—	30,000	—
Repayments of long-term borrowings	(52)	(68)	(69)
Net increase/ (decrease) in short-term borrowings	6,516	(8,334)	32,191
Increase/ (decrease) in advances by borrowers for taxes and insurance	3,838	3,344	(246)
Share repurchases	(5,273)	(4,459)	(52,028)
Cash dividends paid on common stock	(149,932)	(45,871)	(56,862)
Proceeds from stock options exercised	6,519	6,618	2,131
Excess tax benefit from stock-based compensation	945	635	403
Net cash used in by financing activities	(173,776)	(113,856)	(90,205)
Net decrease in cash and cash equivalents	$(151,199)	(59,799)	(236,593)

Cash and cash equivalents at beginning of period	$391,905	451,704	688,297
Net decrease in cash and cash equivalents	(151,199)	(59,799)	(236,593)
Cash and cash equivalents at end of period	$240,706	391,905	451,704

Cash and cash equivalents:
Cash and due from banks	$87,401	98,122	88,277
Interest-earning deposits in other financial institutions	152,671	293,149	362,794
Federal funds sold and other short-term investments	634	634	633
Total cash and cash equivalents	$240,706	391,905	451,704

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $22,783, $26,329 and $37,633, respectively)	$56,539	61,162	75,415
Income taxes	26,042	22,881	14,278

Noncash activities:
Business acquisitions:
Fair value of assets acquired	$2,798	—	4,152
Net cash paid	(2,792)	—	(4,089)
Liabilities assumed	$6	—	63

Loan foreclosures and repossessions	$10,820	14,529	20,080
Sale of real estate owned financed by the Company	486	943	461

See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

(1)                                 Summary of Significant Accounting Policies

(a)                                 Nature of Operations

Northwest Bancshares, Inc., a Maryland corporation headquartered in Warren, Pennsylvania, is a federal savings and loan holding company for its wholly owned subsidiary, Northwest Bank. Northwest Bank, a Pennsylvania chartered savings bank, offers personal and business deposit and loan products as well as investment management and insurance services through its 162 banking locations in Pennsylvania, New York, Ohio and Maryland. Northwest Bank, through its subsidiary Northwest Consumer Discount Company, also offers personal loan products through 51 consumer finance offices in Pennsylvania.

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

(d)                                 Investment Securities

We classify marketable securities at the time of purchase as held-to-maturity, available-for-sale, or trading securities. Securities for which management has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts on a level yield basis (amortized cost).  If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income/ (loss), a separate component of shareholders’ equity, net of tax. Securities classified as available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with changes in fair value included in earnings. The cost of securities sold is determined on a specific identification basis. We held no securities classified as trading at or for the years ended December 31, 2014 and 2013.

On at least a quarterly basis, we review our investments for other-than-temporary impairment (“OTTI”).  An investment security is deemed impaired if the fair value of the investment is less than its amortized cost.  If an investment security is determined to be impaired, we evaluate whether the decline in value is other-than-temporary.  We consider whether or not we expect to receive all of the contractual cash flows from the investment security based on factors that include, but are not limited to the credit worthiness of the issuer and the historical and projected performance of the underlying collateral.  Also, we may evaluate the business and financial outlook of the issuer, as well as broader economic performance indicators.  We consider both our intent to sell and the likelihood that we will not have to sell the investment securities before recovery of their cost basis during our evaluation. Impairment that is deemed credit related is recognized in earnings while impairment deemed noncredit related is recorded in accumulated other comprehensive income, if we do not intend to sell nor it is not likely we will be required to sell the investment security.  If we intend to sell the investment security or if it’s more likely than not that we will be required to sell the investment security, the entire impairment is recorded in earnings.

Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold stock of its district FHLB according to a predetermined formula. This stock is recorded at cost.  Quarterly, we evaluate our investment in the FHLB of Pittsburgh for impairment.  We evaluate recent and long-term operating

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, we have determined that no impairment write-downs are currently required.

(e)                                  Loans Receivable

Our loan portfolio segments consist of Personal Banking and Business Banking loans.  Personal Banking loans include the following classes: residential mortgage loans, home equity loans and other consumer loans.  Business Banking loans include the following classes: commercial real estate loans and commercial loans.  All classes of loans are carried at their unpaid principal balance net of any deferred origination fees or costs and the allowance for estimated loan losses. Interest income on loans is credited to income as earned. Interest earned on loans for which no payments were received during the month is accrued at month end. Accrued interest on loans more than 90 days delinquent is reversed, and such loans are placed on nonaccrual.

All loans are placed on nonaccrual when principal or interest is 90 days or more delinquent, or when there is reasonable doubt that interest or principal will not be collected in accordance with the contractual terms. Interest receipts on all nonaccrual and impaired loans are recognized as interest revenue when it has been determined that all principal and interest will be collected or are applied to principal when collectability of principal is in doubt.  Nonaccrual loans generally are restored to an accrual basis when principal and interest become current and a period of performance has been established in accordance with the contractual terms, typically six months.

A loan is considered to be a troubled debt restructured loan (TDR) when the restructuring constitutes a concession and the borrower is experiencing financial difficulties. TDRs may include modifications of terms of loans, receipts of assets from borrowers in partial or full satisfaction of loans, or a combination thereof. TDRs are impaired loans. A modified loan is determined to be a TDR based on the contractual terms as specified by the original loan agreement or the most recent modification. Once classified a TDR, a loan is removed from such classification under three circumstances: (1) the loan is paid off, (2) the loan is charged off, or (3) if, at the beginning of the current fiscal year, the loan has performed in accordance with the modified terms for a minimum of six consecutive months and at the time of modification the loan’s interest rate represented a then current market interest rate for a loan of similar risk.

Loan delinquency is measured based on the number of days since the payment due date.  Past due status is measured using the loan’s contractual maturity date.

Loan fees and certain direct loan origination costs are deferred, and the net deferred fee or cost is then recognized using the level-yield method over the contractual life of the loan as an adjustment to interest income.

We have identified certain residential mortgage loans, which will be sold prior to maturity, as loans held for sale. These loans are recorded at the lower of amortized cost or fair value less estimated cost to sell and at December 31, 2014 and 2013 were $0 and $221,000, respectively.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

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

December 31, 2014, 2013 and 2012

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

(i)                                    Goodwill

Goodwill is generated from the premium paid for an acquisition and is allocated to reporting units, which are either the Company’s reportable segments or one level below.  Goodwill is not subject to amortization but is tested for impairment at least annually and possibly more frequently if certain events occur

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

or changes in circumstances arise.  Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill.  Reporting units are identified based upon analyzing each individual operating segment.  A reporting unit is defined as a distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews.  Determining the fair value of a reporting unit requires a high degree of subjective management judgment, including developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium.  The selection and weighting of the various fair value techniques may result in a higher or lower fair value.  Judgment is applied in determining the weightings that are most representative of fair value. We conduct our annual goodwill impairment assessment as of June 30th.  Through the assistance of an external third party, we performed an impairment test on goodwill.  We valued each reporting unit by using a weighted average of four valuation methodologies; comparable transaction approach, control premium approach, public market peers approach and discounted cash flow approach.  Declines in fair value could result in impairment being identified.  At June 30, 2014, we did not identify any individual reporting unit where the fair value was less than the carrying value and no other events or changes have occurred since that date that would warrant an updated valuation.  Future changes in the economic environment or the operations of the operating units could cause changes to the variables used, which could give rise to declines in the estimated fair value of the reporting units.  There were no changes in our operations that would cause us to update the goodwill impairment test performed as of June 30, 2014. Accordingly, we have determined that goodwill is not impaired as of December 31, 2014 and 2013.

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

December 31, 2014, 2013 and 2012

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

(o)                                 Stock Related Compensation

We determine the fair value of each option award, estimated on the grant date, using the Black-Scholes-Merton option-pricing model.  The Black-Scholes-Merton option-pricing model uses variables including; expected volatilities, expected term, risk-free discount rate and annual rate of quarterly dividends.  Expected volatilities are based on historical volatility of the Company’s stock. The expected terms are based upon actual exercise and forfeiture experience of previous option grants. The risk-free rate is based on yields on U.S. Treasury securities of a similar maturity to the expected term of the options.  During the year ended December 31, 2014 we awarded 534,950 stock options to employees and 57,600 stock options to directors.  Option awards are generally granted with an exercise price equal to the closing market price of the Company’s stock on the day before the grant date. The options granted in 2014 vest over a ten-year period, with the first vesting occurring on the grant date. New shares are issued when options are exercised.

During the year ended December 31, 2014 we awarded 251,030 common shares to employees and 21,600 common shares to directors. The common share awards granted in 2014 vest over a ten-year period, with the first vesting occurring on the grant date. During the year ended December 31, 2014 we awarded 126,280 common shares to eligible employees from our employee stock ownership plan (“ESOP”).  For additional information regarding grants of stock options and common shares and ESOP distributions see Note 14.

Stock-based employee compensation expense related to common share awards of $3.0 million, $2.4 million and $2.1 million was included in income before income taxes during the years ended December 31, 2014, 2013 and 2012, respectively. The effect on net income for the years ended December 31, 2014, 2013 and 2012 was a reduction of $1.8 million, $1.6 million and $1.4 million, respectively. Total compensation expense for unvested stock options of $5.0 million has yet to be recognized as of December 31, 2014. The weighted average period over which this remaining stock option expense will be recognized is approximately 4.22 years.

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

December 31, 2014, 2013 and 2012

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

During the year ended December, 2014, the Company revised the comparative December 31, 2013 accrued interest receivable balance from $21,821 to $19,152, the goodwill balance from $174,463 to $174,644, the other assets balance from $69,663 to $70,534 and the retained earnings balance from $571,164 to $569,547 within the consolidated statements of financial condition.  Additionally, the Company revised the comparative December 31, 2013 and 2012 interest income — loans receivable balance from $287,289 and $308,254 on a year to date basis, respectively, to $286,977 and $307,958 on a year to date basis, respectively, and revised the comparative December 31, 2013 and 2012 net income balance from $66,739 and $63,560 on a year to date basis, respectively, to $66,559 and $63,389 on a year to date basis, respectively.  The Company has assessed the materiality of these corrections of errors and concluded, based on qualitative and quantitative considerations, that the adjustments are not material to the financial statements as a whole.

(2)                                 Recent Accounting Pronouncements

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

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

(3)                                 Marketable Securities

Marketable securities available-for-sale at December 31, 2014 are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$25	—	—	25

Debt issued by government sponsored enterprises:
Due in one year - five years	310,172	287	(2,672)	307,787
Due in five years - ten years	25,746	—	(28)	25,718

Equity securities	2,591	682	(116)	3,157

Municipal securities:
Due in one year or less	810	15	—	825
Due in one year - five years	7,878	132	—	8,010
Due in five years - ten years	6,965	115	—	7,080
Due after ten years	51,839	2,391	—	54,230

Corporate debt issues:
Due after ten years	18,267	2,579	(419)	20,427

Residential mortgage-backed securities:
Fixed rate pass-through	72,852	3,149	(124)	75,877
Variable rate pass-through	66,140	3,466	(8)	69,598
Fixed rate non-agency CMOs	3,162	246	—	3,408
Fixed rate agency CMOs	226,413	685	(5,331)	221,767
Variable rate agency CMOs	113,842	657	(37)	114,462
Total residential mortgage-backed securities	482,409	8,203	(5,500)	485,112
Total marketable securities available-for-sale	$906,702	14,404	(8,735)	912,371

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

Marketable securities held to maturity at December 31, 2014 are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Municipal securities:
Due in five - ten years	$10,207	141	—	10,348
Due after ten years	56,545	1,314	—	57,859

Residential mortgage-backed securities:
Fixed rate pass-through	8,236	477	—	8,713
Variable rate pass-through	4,273	122	—	4,395
Fixed rate agency CMOs	23,382	531	—	23,913
Variable rate agency CMOs	1,052	12	—	1,064
Total residential mortgage-backed securities	36,943	1,142	—	38,085
Total marketable securities held-to-maturity	$103,695	2,597	—	106,292

Marketable securities available-for-sale at December 31, 2013 are as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$32	—	—	32

Debt issued by government sponsored enterprises:
Due in one year - five years	227,945	166	(4,041)	224,070
Due in five years - ten years	94,777	72	(2,862)	91,987

Equity securities	5,298	4,622	(70)	9,850

Municipal securities:
Due in one year or less	710	10	—	720
Due in one year - five years	8,443	119	—	8,562
Due in five years - ten years	11,228	275	—	11,503
Due after ten years	71,068	1,111	(386)	71,793

Corporate debt issues:
Due after ten years	21,150	475	(449)	21,176

Residential mortgage-backed securities:
Fixed rate pass-through	85,306	3,041	(1,075)	87,272
Variable rate pass-through	78,890	3,525	(16)	82,399
Fixed rate non-agency CMOs	3,894	107	(3)	3,998
Fixed rate agency CMOs	265,769	1,060	(11,436)	255,393
Variable rate non-agency CMOs	660	—	(9)	651
Variable rate agency CMOs	146,908	674	(221)	147,361
Total residential mortgage-backed securities	581,427	8,407	(12,760)	577,074
Total marketable securities available-for-sale	$1,022,078	15,257	(20,568)	1,016,767

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

The following table presents information regarding the issuers and the carrying values of our mortgage-backed securities at December 31, 2014 and 2013:

	December 31,
	2014	2013
Residential mortgage backed securities:
FNMA	$230,051	279,684
GNMA	54,422	66,802
FHLMC	223,479	264,752
SBA	10,052	12,569
Other (including non-agency)	4,051	5,317
Total residential mortgage-backed securities	$522,055	629,124

Marketable securities having a carrying value of $706.4 million at December 31, 2014, were pledged under collateral agreements. During the year ended December 31, 2014 we sold marketable securities classified as available-for-sale for $7.9 million, with gross realized gains of $4.4 million and gross realized losses of $0.  During the year ended December 31, 2013 we sold marketable securities classified as available-for-sale for $16.0 million, with gross realized gains of $5.8 million and gross realized losses of $0.  We did not sell any marketable securities during the year ended December 31, 2012.  During the years ended December 31, 2014, 2013 and 2012 we recognized non-cash credit related other-than-temporary-impairment in our investment portfolio resulting in write-downs of $0, $713,000 and $331,000, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2014:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$28,878	(67)	244,828	(2,633)	273,706	(2,700)
Corporate debt issues	—	—	2,003	(419)	2,003	(419)
Equity securities	506	(116)	—	—	506	(116)
Residential mortgage-backed securities - agency	20,832	(79)	195,505	(5,421)	216,337	(5,500)

Total temporarily impaired securities	$50,216	(262)	442,336	(8,473)	492,552	(8,735)

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

We perform an assessment to determine whether there have been any events or economic circumstances that indicate a security which has an unrealized loss is impaired other-than-temporarily.  The assessment considers many factors including the severity and duration of the impairment; recent events specific to the issuer or industry; and for debt securities, external credit ratings, underlying collateral position and recent downgrades.  For asset backed securities, we evaluate current characteristics of each security such as delinquency and foreclosure levels, credit enhancement and projected losses and coverage.  It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future losses.  Events that may trigger material declines in fair values for these securities in the future would be, but are not limited to; deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.  For debt securities, credit related other-than-

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

temporary impairment is recognized in earnings, while noncredit related other-than-temporary impairment on securities not expected to be sold, or otherwise disposed of, is recognized in other comprehensive income. We assert that we do not have the intent to sell these securities and it is more likely than not that we will not have to sell these securities before a recovery of our cost basis.  For these reasons, we consider the unrealized losses to be temporary impairment losses. There are approximately 93 positions that are temporarily impaired at December 31, 2014. The aggregate carrying amount of cost-method investments, including both held-to-maturity and available-for-sale, at December 31, 2014 was $1.016 billion of which all were evaluated for impairment.

The following table sets forth the categories of investment securities as of December 31, 2014 on which other-than-temporary impairment charges have been recorded in earnings:

	Total			Accumulated
Category	Amortized cost	Fair value	Unrealized gain	impairment charges
Freddie Mac preferred shares	$1	13	12	(119)
Trust preferred investments	14,541	17,031	2,490	(8,302)
Non-agency CMOs	2,682	2,919	237	(592)
Total	$17,224	19,963	2,739	(9,013)

The table below shows a cumulative roll forward of credit related impairment losses recognized in earnings for debt securities held and not intended to be sold:

	December 31,
	2014	2013
Beginning balance as of January 1 (1)	$10,342	9,811
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	713
Reduction for losses realized during the year	(1,863)	(182)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance as of December 31	$8,479	10,342

(1)         The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

(4)                                 Loans Receivable and Allowance for Loan Losses

Loans receivable at December 31, 2014 and 2013 are summarized in the table below:

	December 31,
	2014	2013
Personal Banking:
Loans held for sale	$—	221
Residential mortgage loans	2,526,240	2,491,917
Home equity loans	1,066,131	1,083,939
Other consumer loans	242,744	228,348
Total Personal Banking	3,835,115	3,804,425

Business Banking:
Commercial real estate	1,827,324	1,665,274
Commercial loans	467,145	437,559
Total Business Banking	2,294,469	2,102,833
Total loans receivable, gross	6,129,584	5,907,258

Deferred loan costs	6,095	2,461
Allowance for loan losses	(67,518)	(71,348)
Undisbursed loan proceeds:
Residential mortgage loans	(10,879)	(11,595)
Commercial real estate	(73,760)	(56,875)
Commercial loans	(61,149)	(34,958)
Total loans receivable, net	$5,922,373	5,734,943

As of December 31, 2014, 2013 and 2012, we serviced loans for others approximating $734.9 million, $851.4 million and $1.036 billion, respectively. These loans serviced for others are not our assets and are not included in our financial statements.

As of December 31, 2014 and 2013, approximately 76% of our loan portfolio was secured by properties located in Pennsylvania. We do not believe we have significant concentrations of credit risk to any one group of borrowers given our underwriting and collateral requirements.

Loans receivable as of December 31, 2014 and 2013 include $1.876 billion and $1.771 billion, respectively, of adjustable rate loans and $4.254 billion and $4.136 billion, respectively, of fixed rate loans.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to changes in the allowance for losses on loans receivable for the year ended December 31, 2014:

	Balance December 31, 2014	Provision	Charge-offs	Recoveries	Balance December 31, 2013
Personal Banking:
Residential mortgage loans	$5,581	(556)	(2,181)	443	7,875
Home equity loans	4,550	(1,106)	(1,783)	194	7,245
Other consumer loans	6,118	5,864	(6,423)	1,190	5,487
Total Personal Banking	16,249	4,202	(10,387)	1,827	20,607

Business Banking:
Commercial real estate loans	32,937	4,195	(8,422)	2,195	34,969
Commercial loans	13,967	12,214	(11,936)	2,579	11,110
Total Business Banking	46,904	16,409	(20,358)	4,774	46,079

Unallocated	4,365	(297)	—	—	4,662

Total	$67,518	20,314	(30,745)	6,601	71,348

The following table provides information related to changes in the allowance for losses on loans receivable for the year ended December 31, 2013:

	Balance December 31, 2013	Provision	Charge-offs	Recoveries	Balance December 31, 2012
Personal Banking:
Residential mortgage loans	$7,875	1,954	(2,501)	420	8,002
Home equity loans	7,245	932	(2,239)	258	8,294
Other consumer loans	5,487	5,304	(6,055)	1,082	5,156
Total Personal Banking	20,607	8,190	(10,795)	1,760	21,452

Business Banking:
Commercial real estate loans	34,969	8,207	(10,042)	2,305	34,499
Commercial loans	11,110	1,486	(5,007)	1,389	13,242
Total Business Banking	46,079	9,693	(15,049)	3,694	47,741

Unallocated	4,662	636	—	—	4,026

Total	$71,348	18,519	(25,844)	5,454	73,219

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to changes in the allowance for losses on loans receivable for the year ended December 31, 2012:

	Balance December 31, 2012	Provision	Charge-offs	Recoveries	Balance December 31, 2011
Personal Banking:
Residential mortgage loans	$8,002	3,287	(4,295)	528	8,482
Home equity loans	8,294	3,376	(4,066)	297	8,687
Other consumer loans	5,156	4,340	(5,919)	1,410	5,325
Total Personal Banking	21,452	11,003	(14,280)	2,235	22,494

Business Banking:
Commercial real estate loans	34,499	10,447	(9,919)	1,823	32,148
Commercial loans	13,242	5,278	(6,254)	2,138	12,080
Total Business Banking	47,741	15,725	(16,173)	3,961	44,228

Unallocated	4,026	(390)	—	—	4,416

Total	$73,219	26,338	(30,453)	6,196	71,138

While we use available information to provide for losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable as of December 31, 2014:

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual (1)	Recorded investment in loans past due 90 days or more and still accruing	TDRs (1)	Allowance for TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,521,456	5,581	21,194	8	6,574	1,133	—
Home equity loans	1,066,131	4,550	9,569	—	2,412	229	—
Other consumer loans	242,744	6,118	2,820	206	—	—	—
Total Personal Banking	3,830,331	16,249	33,583	214	8,986	1,362	—

Business Banking:
Commercial real estate loans	1,753,564	32,937	35,809	—	40,139	3,932	449
Commercial loans	405,996	13,967	10,416	21	12,663	2,101	814
Total Business Banking	2,159,560	46,904	46,225	21	52,802	6,033	1,263

Total	$5,989,891	63,153	79,808	235	61,788	7,395	1,263

(1)   Includes $24.5 million of nonaccrual TDRs.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable as of December 31, 2013:

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual (1)	Recorded investment in loans past due 90 days or more and still accruing	TDRs (1)	Allowance for TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,483,004	7,875	27,277	—	4,004	863	—
Home equity loans	1,083,939	7,245	9,863	1	2,240	371	—
Other consumer loans	228,348	5,487	2,257	666	—	—	—
Total Personal Banking	3,795,291	20,607	39,397	667	6,244	1,234	—

Business Banking:
Commercial real estate loans	1,608,399	34,969	41,803	—	48,829	4,503	301
Commercial loans	402,601	11,110	26,021	23	24,093	2,778	454
Total Business Banking	2,011,000	46,079	67,824	23	72,922	7,281	755

Total	$5,806,291	66,686	107,221	690	79,166	8,515	755

(1)         Includes $28.9 million of nonaccrual TDRs.

A loan is considered to be impaired, when, based on current information and events it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  This includes non-accrual loans, loans more than 90 days delinquent and still accruing interest, loans for which we perform an impairment review and TDRs. Impairment is measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent, less costs of sale or disposition.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment.

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2014:

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$17,696	3,498	—	5,845	27,039	28,227	817
Home equity loans	6,606	2,963	—	1,706	11,275	11,753	485
Other consumer loans	2,450	370	—	—	2,820	2,383	66
Total Personal Banking	26,752	6,831	—	7,551	41,134	42,363	1,368

Business Banking:
Commercial real estate loans	10,215	25,594	26,400	12,128	74,337	90,187	3,589
Commercial loans	4,359	6,057	5,266	6,026	21,708	27,088	914
Total Business Banking	14,574	31,651	31,666	18,154	96,045	117,275	4,503

Total	$41,326	38,482	31,666	25,705	137,179	159,638	5,871

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable as of and for the year ended December 31, 2014:

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,514,060	7,396	7,396	1,116	—
Home equity loans	1,063,741	2,390	2,390	246	—
Other consumer loans	242,678	66	66	1	—
Total Personal Banking	3,820,479	9,852	9,852	1,363	—

Business Banking:
Commercial real estate loans	1,687,244	66,320	42,869	6,189	23,451
Commercial loans	391,036	14,960	10,938	1,378	4,022
Total Business Banking	2,078,280	81,280	53,807	7,567	27,473

Total	$5,898,759	91,132	63,659	8,930	27,473

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable as of and for the year ended December 31, 2013:

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,477,888	5,116	5,116	1,136	—
Home equity loans	1,081,699	2,240	2,240	333	—
Other consumer loans	228,227	121	121	1	—
Total Personal Banking	3,787,814	7,477	7,477	1,470	—

Business Banking:
Commercial real estate loans	1,532,117	76,282	45,761	6,300	30,521
Commercial loans	371,287	31,314	21,395	4,133	9,919
Total Business Banking	1,903,404	107,596	67,156	10,433	40,440

Total	$5,691,218	115,073	74,633	11,903	40,440

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

The following table provides a roll forward of troubled debt restructurings for the periods indicated:

	For the years ended December 31,
	2014		2013
	Number of contract		Number of contract
Beginning TDR balance:	262	$79,166	225	$89,444
New TDRs	46	9,460	107	15,928
Re-modified TDRs	11	3,672	14	15,183
Net paydowns		(15,825)		(25,715)
Charge-offs:
Residential mortgage loans	—	—	4	(357)
Home equity loans	1	(130)	5	(120)
Commercial real estate loans	10	(898)	4	(1,063)
Commercial loans	10	(8,305)	9	(389)
Paid-off loans:
Residential mortgage loans	—	—	2	(502)
Home equity loans	5	(103)	5	(24)
Commercial real estate loans	10	(1,471)	10	(6,927)
Commercial loans	24	(3,778)	30	(4,222)
Transferred to real estate owned
Commercial loans	—	—	1	(2,070)
Ending TDR balance:	248	$61,788	262	$79,166

Accruing TDRs		$37,329		$50,277
Non-accrual TDRs		24,459		28,889

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the year ended December 31, 2014:

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	17	$2,802	2,690	210
Home equity loans	6	570	507	1
Other consumer loans	—	—	—	—
Total Personal Banking	23	3,372	3,197	211

Business Banking:
Commercial real estate loans	11	2,010	1,793	202
Commercial loans	23	7,750	6,818	1,491
Total Business Banking	34	9,760	8,611	1,693

Total	57	$13,132	11,808	1,904

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Troubled debt restructurings modified within the previous twelve months that have subsequently defaulted:
Personal Banking:
Residential mortgage loans	1	$78	77	—
Home equity loans	1	360	331	1
Other consumer loans	—	—	—	—
Total Personal Banking	2	438	408	1

Business Banking:
Commercial real estate loans	1	12	5	1
Commercial loans	1	50	64	6
Total Business Banking	2	62	69	7

Total	4	$500	477	8

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the year ended December 31, 2013:

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	4	$374	319	50
Home equity loans	12	656	692	118
Other consumer loans	—	—	—	—
Total Personal Banking	16	1,030	1,011	168

Business Banking:
Commercial real estate loans	58	16,760	11,196	781
Commercial loans	47	13,321	12,754	162
Total Business Banking	105	30,081	23,950	943

Total	121	$31,111	24,961	1,111

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Troubled debt restructurings modified within the previous twelve months that have subsequently defaulted:
Personal Banking:
Residential mortgage loans	1	$70	70	—
Home equity loans	—	—	—	—
Other consumer loans	—	—	—	—
Total Personal Banking	1	70	70	—

Business Banking:
Commercial real estate loans	4	798	752	33
Commercial loans	1	23	8	1
Total Business Banking	5	821	760	34

Total	6	$891	830	34

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the year ended December 31, 2012:

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	35	$6,136	5,045	1,016
Home equity loans	42	2,071	1,891	266
Other consumer loans	—	—	—	—
Total Personal Banking	77	8,207	6,936	1,282

Business Banking:
Commercial real estate loans	58	19,582	17,724	2,509
Commercial loans	66	29,056	22,584	3,219
Total Business Banking	124	48,638	40,308	5,728

Total	201	$56,845	47,244	7,010

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Troubled debt restructurings modified within the previous twelve months that have subsequently defaulted:
Personal Banking:
Residential mortgage loans	1	$80	68	18
Home equity loans	—	—	—	—
Other consumer loans	—	—	—	—
Total Personal Banking	1	80	68	18

Business Banking:
Commercial real estate loans	7	2,132	2,020	880
Commercial loans	2	40	40	13
Total Business Banking	9	2,172	2,060	893

Total	10	$2,252	2,128	911

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable during the year ended December 31, 2014:

	Number of	Type of modification
	contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	17	$—	108	2,582	—	2,690
Home equity loans	6	—	138	369	—	507
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	23	—	246	2,951	—	3,197

Business Banking:
Commercial real estate loans	11	—	—	1,312	481	1,793
Commercial loans	23	498	1,638	4,093	589	6,818
Total Business Banking	34	498	1,638	5,405	1,070	8,611

Total	57	$498	1,884	8,356	1,070	11,808

The following table provides information for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable during the year ended December 31, 2013:

	Number of	Type of modification
	contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	4	$—	—	319	—	319
Home equity loans	12	—	—	692	—	692
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	16	—	—	1,011	—	1,011

Business Banking:
Commercial real estate loans	58	677	985	6,702	2,832	11,196
Commercial loans	47	25	546	10,077	2,106	12,754
Total Business Banking	105	702	1,531	16,779	4,938	23,950

Total	121	$702	1,531	17,790	4,938	24,961

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the year ended December 31, 2014:

	Number of re- modified	Type of re-modification
	TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$—	—	76	—	76
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	1	—	—	76	—	76

Business Banking:
Commercial real estate loans	5	—	—	119	115	234
Commercial loans	5	—	—	3,230	55	3,285
Total Business Banking	10	—	—	3,349	170	3,519

Total	11	$—	—	3,425	170	3,595

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the year ended December 31, 2013:

	Number of re- modified	Type of re-modification
	TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	1	—	89	—	—	89
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	1	—	89	—	—	89

Business Banking:
Commercial real estate loans	8	152	227	471	—	850
Commercial loans	5	—	—	10,610	—	10,610
Total Business Banking	13	152	227	11,081	—	11,460

Total	14	$152	316	11,081	—	11,549

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to loan delinquencies as of December 31, 2014:

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans
Personal Banking:
Residential mortgage loans	$27,443	6,970	17,696	52,109	2,469,347	2,521,456
Home equity loans	5,752	1,672	6,606	14,030	1,052,101	1,066,131
Other consumer loans	5,572	2,435	2,450	10,457	232,287	242,744
Total Personal Banking	38,767	11,077	26,752	76,596	3,753,735	3,830,331

Business Banking:
Commercial real estate loans	4,956	2,038	10,215	17,209	1,736,355	1,753,564
Commercial loans	2,262	209	4,359	6,830	399,166	405,996
Total Business Banking	7,218	2,247	14,574	24,039	2,135,521	2,159,560

Total	$45,985	13,324	41,326	100,635	5,889,256	5,989,891

The following table provides information related to loan delinquencies as of December 31, 2013:

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans
Personal Banking:
Residential mortgage loans	$27,486	7,568	24,625	59,679	2,423,325	2,483,004
Home equity loans	6,946	2,243	8,344	17,533	1,066,406	1,083,939
Other consumer loans	4,515	1,866	2,057	8,438	219,910	228,348
Total Personal Banking	38,947	11,677	35,026	85,650	3,709,641	3,795,291

Business Banking:
Commercial real estate loans	8,449	3,968	18,433	30,850	1,577,549	1,608,399
Commercial loans	9,243	1,555	4,298	15,096	387,505	402,601
Total Business Banking	17,692	5,523	22,731	45,946	1,965,054	2,011,000

Total	$56,639	17,200	57,757	131,596	5,674,695	5,806,291

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

December 31, 2014, 2013 and 2012

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

The following table sets forth information about credit quality indicators as of December 31, 2014:

	Pass	Special mention	Substandard	Doubtful	Loss	Total
Personal Banking:
Residential mortgage loans	$2,507,269	—	12,763	—	1,424	2,521,456
Home equity loans	1,059,525	—	6,606	—	—	1,066,131
Other consumer loans	240,947	—	1,797	—	—	242,744
Total Personal Banking	3,807,741	—	21,166	—	1,424	3,830,331

Business Banking:
Commercial real estate loans	1,570,649	36,908	145,502	505	—	1,753,564
Commercial loans	333,854	23,690	46,280	2,172	—	405,996
Total Business Banking	1,904,503	60,598	191,782	2,677	—	2,159,560

Total	$5,712,244	60,598	212,948	2,677	1,424	5,989,891

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

Our exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. We use the same credit policies in making commitments for off-balance-sheet financial instruments as we do for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of December 31, 2014 and 2013 are presented in the following table:

	December 31,
	2014	2013
Loan commitments	$186,637	174,998
Undisbursed lines of credit	428,649	432,334
Standby letters of credit	23,564	27,347
Total	$638,850	634,679

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

Outstanding loan commitments at December 31, 2014, for fixed rate loans, were $65.7 million. The interest rates on these commitments approximate market rates at December 31, 2014. Outstanding loan commitments at December 31, 2014 for adjustable rate loans were $120.9 million.  The fair values of these commitments are affected by fluctuations in market rates of interest.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. As of December 31, 2014, the maximum potential amount of future payments we could be required to make under these standby letters of credit is $23.6 million, of which $22.9 million is fully collateralized. A liability (which represents deferred income) of $1.1 million and $897,000 has been recognized for the obligations as of December 31, 2014 and 2013, respectively, and there are no recourse provisions that would enable us to recover any amounts from third parties.

(5)                                 Accrued Interest Receivable

Accrued interest receivable as of December 31, 2014 and 2013 is presented in the following table:

	December 31,
	2014	2013
Investment securities	$2,229	2,205
Mortgage-backed securities	875	1,079
Loans receivable	15,519	15,868
	$18,623	19,152

(6)                                 Federal Home Loan Bank Stock

Northwest Bank is a member of the Federal Home Loan Bank system.  As a member, we are required to maintain an investment in the capital stock of the FHLB of Pittsburgh in accordance with their 2014 Capital Plan, at cost, in two subclasses based on the following ranges:  Membership stock purchase (Subclass B-1) ranging from 0.05% to 1.0% of the member asset value as defined by the FHLB, currently at 0.10%; and Activity-based stock purchase (Subclass B-2) ranging from 2.0% to 6.0% of outstanding advances, currently at 4.0%; 0.0% to 6.0% of acquired member assets, currently at 4.0%; 0.0% to 4.0% of certain letters of credit, currently at 0.75%; and 0.0% to 6.0% of outstanding advance commitments settling more than 30 days after trade, currently at 0.0%.  The FHLB of Pittsburgh repurchased excess stock of $10.4 million and $3.1 million during the years ended December 31, 2014 and 2013, respectively.  We received dividends on capital stock during the years ended December 31, 2014 and 2013 of $1.8 million and $371,000, respectively.  Future dividends may be established at different rates for the two subclasses of capital stock

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

(7)                                 Premises and Equipment

Premises and equipment at December 31, 2014 and 2013 are summarized by major classification in the following table:

	December 31,
	2014	2013
Land and land improvements	$20,084	20,041
Office buildings and improvements	150,745	152,428
Furniture, fixtures and equipment	116,975	106,139
Leasehold improvements	12,312	12,211
Total, at cost	300,116	290,819
Less accumulated depreciation and amortization	(156,207)	(144,680)
Premises and equipment, net	$143,909	146,139

Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $12.0 million, $11.9 million and $11.5 million, respectively.

Premises used by certain of our offices are occupied under formal operating lease arrangements. The leases expire on various dates through 2027. Minimum annual rentals by fiscal year are summarized in the following table:

2015	$3,881
2016	3,355
2017	2,626
2018	1,901
2019	1,342
Thereafter	4,204
Total	$17,309

Rental expense for the years ended December 31, 2014, 2013 and 2012 was $4.4 million, $4.2 million and $4.9 million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

(8)                                 Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization for the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
Amortizable intangible assets:
Core deposit intangibles — gross	$30,578	30,578
Acquisitions	—	—
Less: accumulated amortization	(30,578)	(30,491)
Core deposit intangibles — net	$—	87

Customer and Contract intangible assets — gross	6,197	6,197
Acquisitions	2,037	—
Less: accumulated amortization	(5,201)	(3,965)
Customer and Contract intangible assets — net	$3,033	2,232

The following information shows the actual aggregate amortization expense for the years ended December 31, 2014, 2013 and 2012 as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for each of the five succeeding fiscal years:

For the year ended December 31, 2012	$1,012
For the year ended December 31, 2013	1,210
For the year ended December 31, 2014	1,323
For the year ending December 31, 2015	1,008
For the year ending December 31, 2016	779
For the year ending December 31, 2017	550
For the year ending December 31, 2018	391
For the year ending December 31, 2019	232

The following table provides information for the changes in the carrying amount of goodwill:

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2012	$173,029	1,613	174,642
Goodwill acquired	2	—	2
Impairment losses	—	—	—
Balance at December 31, 2013	173,031	1,613	174,644
Goodwill acquired	679	—	679
Impairment losses	—	—	—
Balance at December 31, 2014	$173,710	1,613	175,323

We have determined that goodwill is not impaired as of December 31, 2014 and 2013. There were no changes in our operations that would cause us to update the goodwill impairment test performed as of June 30, 2014.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

(9)                                 Deposits

Deposit balances at December 31, 2014 and 2013 are shown in the table below:

	December 31,
	2014	2013
Savings deposits	$1,209,287	1,191,584
Interest-bearing demand deposits	874,623	852,809
Noninterest-bearing demand deposits	891,248	789,135
Money market demand accounts	1,179,070	1,167,954
Time deposits	1,478,314	1,667,397
Total deposits	$5,632,542	5,668,879

The aggregate amount of time deposits with a minimum denomination of $100,000 at December 31, 2014 and 2013 was $351.9 million and $413.1 million, respectively.  Generally, deposits in excess of $250,000 are not federally insured.  At December 31, 2014, we had $1.101 billion of deposits in accounts exceeding $250,000.

The following table summarizes the contractual maturity of time deposits at December 31, 2014 and 2013:

	December 31,
	2014	2013
Due within 12 months	$647,699	665,779
Due between 12 and 24 months	392,484	297,653
Due between 24 and 36 months	319,995	325,281
Due between 36 and 48 months	92,527	276,858
Due between 48 and 60 months	15,307	93,278
After 60 months	10,302	8,548
Total time deposits	$1,478,314	1,667,397

The following table summarizes the interest expense incurred on the respective deposits for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
	2014	2013	2012
Savings deposits	$3,286	3,595	4,219
Interest-bearing demand deposits	587	576	792
Money market demand accounts	3,174	3,042	3,605
Time deposits	18,275	22,066	34,761
Total interest expense	$25,322	29,279	43,377

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

(10)                          Borrowed Funds

Borrowed funds at December 31, 2014 and 2013 are presented in the following table:

	December 31,
	2014		2013
	Amount	Average rate	Amount	Average rate
Term notes payable to the FHLB of Pittsburgh:
Due within one year	$110,000	2.53%	2	1.78%
Due between one and two years	145,395	3.24%	110,000	2.53%
Due between two and three years	125,000	3.68%	145,445	3.24%
Due between three and four years	125,000	4.03%	125,000	3.68%
Due between four and five years	125,000	4.32%	125,000	4.03%
Due between five and ten years	95,000	3.75%	220,000	4.07%
	725,395		725,447
Revolving line of credit, FHLB of Pittsburgh	—	—	—	—
Collateralized borrowings, due within one year	162,714	0.27%	156,198	0.31%
Total borrowed funds	$888,109		881,645

Borrowings from the FHLB of Pittsburgh are secured by our residential first mortgage and other qualifying loans.  Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $150.0 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty.

The collateralized borrowings are collateralized by various securities held in safekeeping by the FHLB of Pittsburgh. The market value of these securities exceeds the value of the collateralized borrowings. The average amount of collateralized borrowings outstanding in the years ended December 31, 2014, 2013 and 2012 was $155.7 million, $150.1 million and $154.6 million, respectively. The maximum amount of collateralized borrowings outstanding during the years ended December 31, 2014, 2013 and 2012 was $174.2 million, $171.8 million and $176.5 million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

(11)                          Income Taxes

Total income tax was allocated for the years ended December 31, 2014, 2013 and 2012 as follows:

	Years ended December 31,
	2014	2013	2012
Income before income taxes	$21,795	26,199	26,243
Shareholders’ equity for unrealized (loss)/ gain on securities available-for-sale	4,286	(12,177)	1,204
Shareholders’ equity for tax benefit for excess of fair value above cost of stock benefit plans	(945)	(635)	(403)
Shareholders’ equity for pension adjustment	(12,985)	9,904	6,056
Shareholders’ equity for swap fair value adjustment	618	1,714	246
Goodwill attributable to acquisition	—	—	863
Unallocated income tax	$12,769	25,005	34,209

Income tax expense applicable to income before taxes consists of:

	Years ended December 31,
	2014	2013	2012
Current	$13,200	24,937	23,073
Deferred	8,595	1,262	3,170
Total income tax expense	$21,795	26,199	26,243

A reconciliation of the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income for the years ended December 31, 2014, 2013 and 2012, is as follows:

	Years ended December 31,
	2014	2013	2012
Expected tax rate	35.0%	35.0%	35.0%
Tax-exempt interest income	(4.1)%	(4.3)%	(5.0)%
State income tax, net of federal benefit	1.7%	2.1%	2.8%
Bank-owned life insurance	(1.8)%	(1.9)%	(1.9)%
Dividends on stock plans	(4.0)%	(1.1)%	(1.3)%
Low income housing and historic tax credits	(0.9)%	(1.6)%	(0.6)%
Other	0.1%	0.1%	0.3%
Effective tax rate	26.0%	28.3%	29.3%

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below:

	December 31,
	2014	2013
Deferred tax assets:
Deferred fee income	$193	197
Deferred compensation expense	3,688	3,727
Net operating loss carryforwards	—	208
Bad debts	19,851	20,700
Accrued postretirement benefit cost	724	716
Stock benefit plans	1,523	1,379
Writedown of investment securities	3,155	5,301
Reserve for uncollected interest	—	2,477
Accrued expenses	105	928
Pension and postretirement benefits	15,187	2,202
Unrealized loss on the fair value of derivatives	2,195	2,813
Marketable securities available for sale	—	2,079
Accrued interest - bad debt	—	871
Other	361	758
Total deferred tax assets	46,982	44,356
Deferred tax liabilities:
Pension expense	4,487	4,827
Marketable securities available for sale	2,207	—
Purchase accounting	1,842	1,723
Intangible asset	20,324	19,438
Mortgage servicing rights	313	677
Fixed assets	8,038	7,409
Other	475	474
Total deferred tax liabilities	37,686	34,548
Net deferred tax asset	$9,296	9,808

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

Under provisions of the Internal Revenue Code (“IRC”), Northwest has approximately $594,000 of federal net operating losses which will be fully utilized in the 2014 tax year. These net operating losses, which were acquired as part of previous acquisitions, are subject to annual carry-forward limitations imposed by IRC section 382.  Those limitations were in place throughout the utilization of the losses.

We utilize a comprehensive model to recognize, measure, present and disclose in our financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  At December 31, 2014 there were no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate.  We recognize interest accrued and penalties (if any) related to unrecognized tax benefits in income tax expense.  During the year ended December 31, 2014, we did not accrue any interest.  At December 31, 2014, we had no amount accrued for interest or the payment of penalties.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

We are subject to routine audits of our tax returns by the Internal Revenue Service as well as all states in which we conduct business.  We are subject to audit by the Internal Revenue Service for the tax periods ended December 31, 2014, 2013, 2012 and 2011 and subject to audit by any state in which we conduct business for the tax periods ended December 31, 2014, 2013, 2012 and 2011.

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

In tax years prior to fiscal 1997, Northwest was permitted, under the IRC, to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at December 31, 2014 and 2013 include approximately $39.1 million representing such bad debt deductions for which no deferred income taxes have been provided.

(13)                          Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  All stock options outstanding during the year ended December 31, 2014 were included in the computation of diluted earnings per share because the stock options’ exercise price was less than the average market price of the common shares of $13.34. All stock options outstanding during the year ended December 31, 2013 were included in the computation of diluted earnings per share because the stock options’ exercise price was less than the average market price of the common shares of $13.25. For the year ended December 31, 2012 there were 3,101,881 options outstanding with a weighted average strike price of $12.28 per share that were excluded from the calculation of earnings per share because the stock options exercise price was greater than the average market price of the common shares of $12.11.  The computation of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 follows:

	Years ended December 31,
	2014	2013	2012
Net income available to common shareholders	$61,962	66,559	63,389

Weighted average common shares outstanding	91,535,298	90,626,324	93,912,821
Dilutive potential shares due to effect of stock options	739,699	844,489	288,553
Total weighted average common shares and dilutive potential shares	92,274,997	91,470,813	94,201,374
Basic earnings per share (1)	$0.68	0.73	0.68
Diluted earnings per share (1)	$0.67	0.73	0.67

(1)  Not in thousands.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

Total expense for all retirement plans, including defined benefit pension plans, was approximately $1.0 million, $4.1 million and $9.3 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

Components of net periodic pension cost and other amounts recognized in other comprehensive income:

The following table set forth the net periodic pension cost for the defined benefit pension plans for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
	2014	2013	2012
Service cost	$4,138	4,551	7,431
Interest cost	5,827	5,203	5,729
Expected return on plan assets	(9,663)	(8,551)	(7,793)
Net amortization and deferral	(897)	1,356	2,600
Net periodic pension (benefit)/ cost	$(595)	2,559	7,967

The following table sets forth other changes in the defined benefit pension plans’ plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2014	2013	2012
Net loss/ (gain)	$30,779	(27,568)	11,167
Prior service cost/ (credit)	—	(14)	(26,919)
Amortization of prior service cost	2,322	2,321	160
Total recognized in other comprehensive income	$33,101	(25,261)	(15,592)
Total recognized in net periodic pension cost and other comprehensive income/ (loss)	$32,506	(22,702)	(7,625)

The estimated net loss and prior service credit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic cost over the next year is $3.6 million and $(2.3) million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth information for the defined benefit pension plans’ funded status at December 31, 2014 and 2013:

	December 31,
	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$121,767	129,802
Service cost	4,138	4,551
Interest cost	5,827	5,203
Amendments	—	(14)
Actuarial (gain)/ loss (1)	31,722	(14,422)
Benefits paid	(3,867)	(3,353)
Benefit obligation at end of year	$159,587	121,767

Change in plan assets:
Fair value of plan assets at beginning of year	130,491	115,489
Actual return on plan assets	9,181	18,020
Employer contributions	4,378	335
Benefits paid	(3,867)	(3,353)
Fair value of plan assets at end of period	$140,183	130,491
Funded status at end of year	$(19,404)	8,724

(1)         The change in actuarial (gain)/ loss is due to a decrease in the discount rate as well as updates to the RP-2014 with MMP-2007 adjustments Mortality Table.

The following table sets forth the assumptions used to develop the net periodic pension cost:

	Years ended December 31,
	2014	2013	2012
Discount rate	4.86%	4.06%	4.39%
Expected long-term rate of return on assets	7.50%	7.50%	7.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

The following table sets forth the assumptions used to determine benefit obligations at the end of each period:

	Years ended December 31,
	2014	2013	2012
Discount rate	3.89%	4.86%	4.06%
Expected long-term rate of return on assets	7.50%	7.50%	7.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

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

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

The accumulated benefit obligation for the funded defined benefit pension plan was $153.9 million, $116.8 million and $124.5 million at December 31, 2014, 2013 and 2012, respectively. The accumulated benefit obligation for all unfunded defined benefit plans was $5.6 million, $5.0 million and $5.1 million at December 31, 2014, 2013 and 2012, respectively.

The following table sets forth certain information related to our pension plans:

	December 31,
	2014	2013
Projected benefit obligation	$159,587	121,767
Accumulated benefit obligation	159,587	121,767
Fair value of plan assets	140,183	130,491

We anticipate making a contribution to our defined benefit pension plan of $4.0 million to $8.0 million during the year ending December 31, 2015.

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

The following table sets forth the weighted average asset allocation of defined benefit plans:

	Target	December 31,
	Allocation	2014	2013
Debt securities	20 – 50%	20%	20%
Equity securities	30 – 60%	71%	66%
Other	5 – 50%	9%	14%
Total		100%	100%

All of the assets held by the defined benefit pension plan are measured and recorded at estimated fair value on our balance sheet on a recurring basis as Level 1 assets, as defined by the fair value hierarchy defined in note 15.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth the pension plan assets as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Mutual funds — debt	$27,635	25,708
Mutual funds — equity	99,009	86,300
Cash and cash equivalents	13,539	18,483

The benefits expected to be paid in each year from 2015 to 2019 are $4.1 million, $4.5 million, $4.8 million, $5.2 million and $5.9 million, respectively. The aggregate benefits expected to be paid in the five years from 2020 to 2024 are $33.7 million. The expected benefits to be paid are based on the same assumptions used to measure our benefit obligations at December 31, 2014 and include estimated future employee service.

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

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

The following table sets forth the net periodic benefit cost for the postretirement healthcare benefits plan for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
	2014	2013	2012
Service cost	$—	—	—
Interest cost	65	63	66
Amortization of net loss	48	53	50
Net period benefit cost	$113	116	116

The following table sets forth other changes in the postretirement healthcare plan’s plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2014	2013	2012
Net loss/ (gain)	$195	(136)	64
Total recognized in other comprehensive income	$195	(136)	64
Total recognized in net periodic benefit cost and other comprehensive income	$308	(20)	180

The estimated net loss for the postretirement healthcare benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is $60,000.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth the funded status of the postretirement healthcare benefit plan at December 31, 2014 and 2013:

	December 31,
	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$1,425	1,620
Service cost	—	—
Interest cost	65	63
Actuarial (gain)/ loss	243	(83)
Benefits paid	(168)	(175)
Benefit obligation at end of year	$1,565	1,425

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	168	176
Benefits paid	(168)	(176)
Fair value of plan assets at end of year	$—	—
Funded status at year end	$(1,565)	(1,425)

The assumptions used to develop the preceding information for postretirement healthcare benefits are as follows:

	Years ended December 31,
	2014	2013	2012
Discount rate	4.86%	4.06%	4.39%
Monthly cost of healthcare insurance per beneficiary (1)	$384	351	327
Annual rate of increase in healthcare costs	4.00%	4.00%	4.00%

(1)         Not in thousands

If the assumed rate of increase in healthcare costs was increased by one percentage point to 5% from the level of 4% presented above, the interest cost component of net periodic postretirement healthcare benefit cost would increase by $8,000 and the accumulated postretirement benefit obligation for healthcare benefits would increase by $67,000.

The following table sets forth information for plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2014	2013
Projected benefit obligation	$1,565	1,425
Accumulated benefit obligation	1,565	1,425
Fair value of plan assets	—	—

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

(c)                                  Employee Stock Ownership Plan

We have a leveraged employee stock ownership plan (ESOP) for employees who have attained age 21 and who have completed a 12-month period of employment during which they worked at least 1,000 hours.  Northwest is expected to make annual cash contributions to the ESOP until 2029 when the loan matures.  At December 31, 2014, the loan balance was $23.2 million.

ESOP compensation expense was $3.0 million, $1.7 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Shares of common stock are held by the ESOP and will be allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation.  Shares are scheduled for release as the loan is repaid based on the interest method.  The amortization schedule calls for 126,280 shares to be released each December 31.  At December 31, 2014, 1,894,210 shares of common stock remained unallocated.  The fair value of unallocated common stock held by the ESOP at December 31, 2014 was $23.7 million.

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

(d)                                 Common Stock Awards

On April 20, 2011, we established the Northwest Bancshares, Inc. 2011 Equity Incentive Plan with 2,806,233 common shares authorized.  On May 23, 2012, we awarded employees 239,077 common shares and outside directors 24,300 common shares with a grant date fair value of $11.64 per share (total market value of $3.1 million at issuance). On May 15, 2013, we awarded employees 240,700 common shares and outside directors 29,700 common shares with a grant date fair value of $12.55 per share (total market value of $3.4 million at issuance). On May 21, 2014, we awarded employees 251,030 common shares and outside directors 21,600 common shares with a grant date fair value of $13.22 per share (total market value of $3.6 million at issuance). Total common shares forfeited from the 2011 plan were 182,600, of which, 113,981 shares were forfeited during the year ended December 31, 2014. Forfeited shares may be awarded to other eligible recipients in future grants until the plan termination date in 2021.  Common shares vest over a ten-year period with the first vesting occurring on the grant date.  As of December 31, 2014, 30% of the 2012 issuances have vested, 20% of the 2013 issuances have vested and 10% of the 2014 issuances have vested.  Once shares have vested, they are no longer restricted. Compensation expense, in the amount of the fair market value of the common stock at the date of the grant, will be recognized pro rata over the periods in which the shares vest. While restricted, the recipients are entitled to all shareholder rights, except that the shares may not be sold, pledged, or otherwise disposed of and are required to be held in a trust.

(e)                                  Stock Option Plans

On April 20, 2011, we established the Northwest Bancshares, Inc. 2011 Equity Incentive Plan, which authorizes the granting of 7,015,583 stock options.  On May 23, 2012, we granted employees 508,573 stock options and outside directors 64,800 stock options with an exercise price of $11.70 per share.  On May 15, 2013, we granted employees 511,100 stock options and outside directors 79,200 stock options with an exercise price of $12.44 per share.  On May 21, 2014, we granted employees 534,950 stock options and outside directors 57,600 stock options with an exercise price of $13.15 per share.  Awarded stock options vest over a ten-year period with the first vesting occurring on the grant date with a ten year exercise period from the grant date.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table summarizes the activity in our option plans during the years ended December 31, 2014, 2013 and 2012 (amounts in this table are not in thousands):

	Years ended December 31,
	2014		2013		2012
	Number	Weighted average exercise price	Number	Weighted average exercise price	Number	Weighted average exercise price

Balance at beginning of year	6,816,294	$11.46	7,044,753	$11.21	6,902,247	$11.00
Granted (1)	592,550	13.15	590,300	12.44	573,373	11.70
Exercised (2)	(745,419)	10.86	(727,415)	10.13	(323,790)	7.48
Forfeited	(261,018)	11.71	(91,344)	11.82	(107,077)	11.31
Balance at end of year	6,402,407	$11.65	6,816,294	$11.46	7,044,753	$11.21
Exercisable at end of year	2,643,944	$10.79	2,916,621	$10.97	2,959,834	$10.61

(1)         Weighted average fair value of options at grant date: $1.45, $1.03 and $1.23, respectively.

(2)         The total intrinsic value of options exercised was $2.3 million, $2.7 million and $1.5 million, respectively.

The aggregate intrinsic value of all options expected to vest and fully vested options at December 31, 2014 is $3.8 million and $2.0 million, respectively.  The following table summarizes the number of options outstanding, number of options exercisable, and weighted average remaining life of all option grants as of December 31, 2014:

	Exercise price $7.48	Exercise price $9.79	Exercise price $9.86	Exercise price $10.19	Exercise price $11.12	Exercise price $11.49	Exercise price $11.51
Options outstanding:
Number of options	353,656	378,689	184,034	153,704	287,771	453,112	254,600
Weighted average remaining contract life (years)	4.25	4.00	1.25	0.25	3.25	5.25	2.25
Options exercisable:
Number of options	212,415	306,015	184,034	153,704	287,771	222,279	254,600
Weighted average remaining term - vested (years)	4.25	4.00	1.25	0.25	3.25	5.25	2.25

	Exercise price $11.70	Exercise price $12.12	Exercise price $12.17	Exercise price $12.32	Exercise price $12.44	Exercise price $12.48	Exercise price $13.15	Total $11.65
Options outstanding:
Number of options	502,571	498,977	21,500	2,210,093	540,900	4,500	558,300	6,402,407
Weighted average remaining contract life (years)	7.50	6.25	6.50	6.50	8.50	2.50	3.50	6.01
Options exercisable:
Number of options	101,210	170,437	4,358	648,954	68,660	4,500	25,007	2,643,944
Weighted average remaining term - vested (years)	7.50	6.25	6.50	6.50	8.50	2.50	3.50	4.22

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

Cash flow hedges — Interest rate swap agreements (“swaps”)

The fair value of the swaps is the amount we would have expected to pay to terminate the agreements and is based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At December 31, 2014 and 2013, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at December 31, 2014 and 2013:

	December 31, 2014
	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$240,706	240,706	240,706	—	—
Securities available-for-sale	912,371	912,371	3,157	898,617	10,597
Securities held-to-maturity	103,695	106,292	—	106,292	—
Loans receivable, net	5,922,373	6,240,079	—	—	6,240,079
Accrued interest receivable	18,623	18,623	18,623	—	—
FHLB Stock	33,293	33,293	—	—	—
Total financial assets	$7,231,061	7,551,364	262,486	1,004,909	6,250,676

Financial liabilities:
Savings and checking accounts	$4,154,228	4,154,228	4,154,228	—	—
Time deposits	1,478,314	1,498,539	—	—	1,498,539
Borrowed funds	888,109	919,612	162,714	—	756,898
Junior subordinated debentures	103,094	109,435	—	—	109,435
Cash flow hedges - swaps	6,273	6,273	—	6,273	—
Accrued interest payable	936	936	936	—	—
Total financial liabilities	$6,630,954	6,689,023	4,317,878	6,273	2,364,872

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The preceding methods and assumptions were used in estimating the fair value of financial instruments at December 31, 2014 and 2013.  There were no transfers of financial instruments between Level 1 and Level 2 during the years ended December 31, 2014 and 2013.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table represents assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$3,157	—	—	3,157

Debt securities:
U.S. government and agencies	—	25	—	25
Government sponsored enterprises	—	333,505	—	333,505
States and political subdivisions	—	70,145	—	70,145
Corporate	—	9,830	10,597	20,427
Total debt securities	—	413,505	10,597	424,102

Residential mortgage-backed securities:
GNMA	—	29,216	—	29,216
FNMA	—	73,497	—	73,497
FHLMC	—	42,119	—	42,119
Non-agency	—	643	—	643
Collateralized mortgage obligations:
GNMA	—	8,329	—	8,329
FNMA	—	139,150	—	139,150
FHLMC	—	178,698	—	178,698
SBA	—	10,052	—	10,052
Non-agency	—	3,408	—	3,408
Total mortgage-backed securities	—	485,112	—	485,112

Interest rate swaps	—	(6,273)	—	(6,273)

Total assets and liabilities	$3,157	892,344	10,597	906,098

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2014 and 2013:

	December 31,
	2014		2013
	Equity	Debt	Equity	Debt
	securities	securities	securities	securities

Beginning balance January 1,	$—	12,251	—	11,119

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	—	—	(713)
Included in other comprehensive income	—	(1,549)	—	1,845

Purchases	—	—	—	—
Sales	—	(105)	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance December 31,	$—	10,597	—	12,251

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment, real estate owned, and mortgage servicing rights.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2014:

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans evaluated for impairment	$—	—	54,729	54,729
Real estate owned	—	—	16,759	16,759

Total assets	$—	—	71,488	71,488

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2013:

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans evaluated for impairment	$—	—	62,730	62,730
Real estate owned	—	—	18,203	18,203

Total assets	$—	—	80,933	80,933

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

Loans measured for impairment — A loan is considered to be impaired as described in note 1 (f).  We classify impaired loans as nonrecurring Level 3.

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at December 31, 2014:

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)

Debt securities	$10,597	Discounted cash	Discount margin	0.35% to 2.10% (0.69)%
		flow	Default rates	1.00%
			Prepayment speeds	1.00% annually

Loans measured for impairment	54,729	Appraisal	Estimated costs to sell	10%
		value (1)

Real estate owned	16,759	Appraisal	Estimated costs to sell	10%
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

Quantitative measures established by regulation to ensure capital adequacy require our banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2014 and 2013, our banking subsidiary exceeded all capital adequacy requirements to which they were subject.

As of December 15, 2014, the most recent notification from the FDIC categorized Northwest Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

bank’s categories.  At December 31, 2014, the maximum amount available for dividend payments by Northwest Bank to us, while maintaining its “well capitalized” status, was approximately $47.9 million.

The actual, required, and well capitalized levels as of December 31, 2014 and 2013 were as follows:

	At December 31, 2014
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,062,802	20.29%	—	—	—	—
Northwest Bank	945,652	18.09%	418,104	8.00%	522,629	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	997,049	19.04%	—	—	—	—
Northwest Bank	880,290	16.84%	209,052	4.00%	313,578	6.00%

Tier I capital (leverage) (to total assets)
Northwest Bancshares, Inc.	997,049	12.80%	—	—	—	—
Northwest Bank	880,290	11.55%	304,883	4.00%	381,104	5.00%

	At December 31, 2013
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,145,229	22.44%	—	—	—	—
Northwest Bank	944,733	18.57%	406,933	8.00%	508,666	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,079,262	21.14%	—	—	—	—
Northwest Bank	880,436	17.31%	203,466	4.00%	305,200	6.00%

Tier I capital (leverage) (to total assets)
Northwest Bancshares, Inc.	1,079,262	13.85%	—	—	—	—
Northwest Bank	880,436	11.39%	309,062	4.00%	386,328	5.00%

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

(18)         Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of December 31, 2014 we have not accrued for legal proceedings based on our analysis of currently available information and is subject to significant judgment and a variety of assumptions and

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

Toth v. Northwest Bank

On May 7, 2012, Ashley Toth (“Plaintiff”) filed a putative class action complaint in the Court of Common Pleas of Allegheny County, Pennsylvania against Northwest Bank (“Northwest”).  Plaintiff’s complaint alleged state law claims related to Northwest’s order of posting ATM and debit card transactions and the assessment of overdraft fees on deposit customer accounts.  Northwest filed preliminary objections to the putative class action complaint on June 29, 2012.  On September 6, 2012, Plaintiff filed an amended putative class action complaint containing substantially the same allegations as the initial putative class action complaint.  On November 5, 2012, Northwest filed preliminary objections to the amended putative class action complaint.  Plaintiff filed her opposition to Northwest’s preliminary objections on December 6, 2012, and Northwest filed its reply in support of the preliminary objections on January 3, 2013.  On June 25, 2013, the court entered an order, granting in part and overruling in part, Northwest’s preliminary objections.

On November 18, 2013, the parties participated in a mediation and reached an agreement in principle, subject to the preparation and execution of a mutually acceptable settlement agreement and release, to fully, finally and completely settle, resolve, discharge and release all claims that have been or could have been asserted in the action on a class-wide basis.  The proposed settlement contemplates that, in return for a full and complete release of claims by Plaintiff and the settlement class members, Northwest will create a settlement fund for distribution to the settlement class members after certain court-approved reductions, including for attorney’s fees and expenses.  The proposed settlement has been preliminarily approved and remains subject to final court approval.

(19)       Components of Accumulated Other Comprehensive Income

The following table sets forth the components of accumulated other comprehensive income as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Unrealized gain/ (loss) on marketable securities available-for-sale	$3,461	(3,233)
Fair value of interest rate swaps	(4,078)	(5,224)
Defined benefit pension plans	(23,753)	(3,443)
Accumulated other comprehensive income	$(24,370)	(11,900)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

The following table shows the changes in accumulated other comprehensive income by component for the year ended December 31, 2014:

	Unrealized gains and losses on securities available-for- sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of January 1,	$(3,233)	(5,224)	(3,443)	(11,900)
Other comprehensive income before reclassification adjustments	9,042	1,146	(19,792)	(9,604)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(2,348)	—	(518)	(2,866)
Net other comprehensive income	6,694	1,146	(20,310)	(12,470)
Balance as of December 31,	$3,461	(4,078)	(23,753)	(24,370)

(1)         Consists of realized gains on securities (gain on sales of investments, net) of $3,849, net of tax (income tax expense) of $(1,501).

(2)         Consists of amortization of prior service cost (compensation and employee benefits) of $2,323 and amortization of net loss (compensation and employee benefits) of $(1,473), net of tax (income tax expense) of $(332).  See note 14.

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

December 31, 2014, 2013 and 2012

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

(1)         Consists of realized losses on securities (gain on sales of investments, net) of 695 and other-than-temporary-impairment losses (net impairment losses) of $(331), net of tax (income tax expense) of $142.

(2)         Consists of amortization of prior service cost (compensation and employee benefits) of $160 and amortization of net loss (compensation and employee benefits) of $(2,810), net of tax (income tax expense) of $928.  See note 14.

(20)                          Parent Company Only Financial Statements - Condensed

Statements of Financial Condition

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$110,699	188,775
Marketable securities available-for-sale	3,144	8,473
Investment in bank subsidiary	1,054,204	1,063,986
Other assets	4,109	5,205
Total assets	$1,172,156	1,266,439

Liabilities and Shareholders’ Equity
Liabilities:
Debentures payable	$103,094	103,094
Other liabilities	6,415	8,160
Total liabilities	109,509	111,254
Shareholders’ equity	1,062,647	1,155,185
Total liabilities and shareholders’ equity	$1,172,156	1,266,439

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

Statements of Income

	Years ended December 31,
	2014	2013	2012
Income:
Interest income	$1,248	1,467	1,442
Other income	3,424	5,961	773
Dividends from bank subsidiary	66,183	—	175,000
Undistributed earnings from equity investment in bank subsidiary	(3,261)	66,003	(108,571)
Total income	67,594	73,431	68,644
Expense:
Compensation and benefits	962	1,024	955
Other expense	572	234	305
Interest expense	4,691	5,444	5,717
Total expense	6,225	6,702	6,977
Income before income taxes	61,369	66,729	61,667
Federal and state income taxes	(593)	170	(1,722)
Net income	$61,962	66,559	63,389

Statements of Cash Flows

	Years ended December 31,
	2014	2013	2012
Operating activities:
Net income	$61,962	66,559	63,389
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary	3,261	(66,183)	108,400
Noncash stock benefit plan compensation expense	5,714	5,083	4,623
Gain on sale of marketable securities	(2,768)	(5,139)	—
Net change in other assets and liabilities	(1,407)	(3,512)	638
Net cash (used in)/ provided by operating activities	66,762	(3,192)	177,050
Investing activities:
Net sale/ (purchase) of marketable securities	2,658	7,200	(940)
Net cash provided by/ (used in) investing activities	2,658	7,200	(940)
Financing activities:
Cash dividends paid	(149,932)	(45,871)	(56,862)
Share repurchases	(5,273)	(4,459)	(52,028)
Repayment of loan to ESOP	1,190	1,152	1,116
Proceeds from options exercised	6,519	6,618	2,131
Net cash used in financing activities	(147,496)	(42,560)	(105,643)
Net (decrease)/ increase in cash and cash equivalents	$(78,076)	(38,552)	70,467
Cash and cash equivalents at beginning of year	188,775	227,327	156,860
Net (decrease)/ increase in cash and cash equivalents	(78,076)	(38,552)	70,467
Cash and cash equivalents at end of year	$110,699	188,775	227,327

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

(21)                          Business Segments

We have identified two reportable business segments based upon the operating approach currently used by management. The Community Banking segment includes our savings bank subsidiary, Northwest Bank, as well as the subsidiaries of the savings bank that provide similar products and services. The bank is a community-oriented institution that offers a full array of personal and business deposit and loan products, including mortgage, consumer, and commercial loans as well as trust, investment management, actuarial and benefit plan administration, and brokerage services typically offered by a full service financial institution. The Consumer Finance segment is comprised of Northwest Consumer Discount Company, a subsidiary of Northwest Bank.  This subsidiary compliments the services of the bank by offering personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through its intercompany borrowing relationship with Allegheny Services, Inc. Net income is primarily used by management to measure segment performance. The following tables provide financial information for these segments. The All Other column represents the parent company, other nonbank subsidiaries, and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.

At or for the year ended December 31, 2014	Community Banking	Consumer Finance	All Other (1)	Consolidated
External interest income	$283,826	18,789	1,003	303,618
Intersegment interest income	2,406	—	(2,406)	—
Interest expense	52,291	2,406	1,890	56,587
Provision for loan losses	17,500	2,814	—	20,314
Noninterest income	68,240	1,517	2,818	72,575
Noninterest expense	202,489	11,968	1,078	215,535
Income tax expense/ (benefit)	21,097	1,291	(593)	21,795
Net income	$61,095	1,827	(960)	61,962
Total assets	$7,650,665	107,216	17,152	7,775,033

At or for the year ended December 31, 2013	Community Banking	Consumer Finance	All Other (1)	Consolidated
External interest income	$290,882	20,648	1,196	312,726
Intersegment interest income	2,691	—	(2,691)	—
Interest expense	56,282	2,691	2,189	61,162
Provision for loan losses	15,206	3,313	—	18,519
Noninterest income	59,987	1,647	5,213	66,847
Noninterest expense	194,028	12,303	803	207,134
Income tax expense	24,330	1,699	170	26,199
Net income	$63,714	2,289	556	66,559
Total assets	$7,745,433	109,249	25,177	7,879,859

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

At or for the year ended December 31, 2012	Community Banking	Consumer Finance	All Other (1)	Consolidated
External interest income	$314,218	22,348	1,176	337,742
Intersegment interest income	2,965	—	(2,965)	—
Interest expense	69,976	2,965	2,258	75,199
Provision for loan losses	22,944	3,394	—	26,338
Noninterest income	56,684	2,132	88	58,904
Noninterest expense	191,994	12,678	805	205,477
Income tax expense/ (benefit)	25,722	2,243	(1,722)	26,243
Net income	$63,231	3,200	(3,042)	63,389
Total assets	$7,785,092	117,094	38,977	7,941,163

(1)         Eliminations consist of intercompany interest income and interest expense.

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

The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities.  Northwest Bancorp Capital Trust III holds $51,547,000 of the Company’s junior subordinated debentures due December 30, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2014 was 1.64%. Northwest Bancorp Statutory Trust IV holds $51,547,000 of the Company’s junior subordinated debentures due December 15, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2014 was 1.62%.

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

The Trusts must redeem the preferred securities when the debentures are paid at maturity or upon an earlier redemption of the debentures to the extent the debentures are redeemed. All or part of the debentures may be redeemed at any time. Also, the debentures

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

may be redeemed at any time if existing laws or regulations, or the interpretation or application of these laws or regulations, change causing:

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

We are currently a counterparty to three interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV.  The first swap modifies the re-pricing characteristics of Trust III, wherein for a ten year period expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The other two swaps modify the re-pricing characteristics of Trust IV, wherein (i) for a seven year period expiring in September 2015, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and (ii) for a ten year period expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contracts is not significant.  At December 31, 2014, $6.8 million of cash was pledged as collateral to the counterparty.

At December 31, 2014, the fair value of the swap agreements was $(6.3) million and was the amount we would have expected to pay if the contracts were terminated. At December 31, 2014, there was no material hedge ineffectiveness for any of the swaps discussed above.

	December 31,
Liability Derivatives (Included in Other Liabilities)	2014	2013
Cash flow hedges — swaps:
Fair value	$6,273	8,037
Notional amount	75,000	75,000
Collateral posted	6,805	8,405

The following table sets forth a summary of guaranteed capital debt securities and junior subordinated deferrable interest debentures held by the trusts as of December 31, 2014 and 2013:

	Capital Debt	December 31,
	Securities	2014	2013
Northwest Bancorp Capital Trust III	$50,000	51,547	51,547
Northwest Bancorp Statutory Trust IV	50,000	51,547	51,547
Total	$100,000	103,094	103,094

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

(23)                          Selected Quarterly Financial Data — Unaudited

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2014:
Interest income	$75,050	76,290	76,076	76,202
Interest expense	14,204	14,214	14,187	13,982
Net interest income	60,846	62,076	61,889	62,220
Provision for loan losses	7,485	8,285	3,466	1,078
Noninterest income	19,657	17,124	18,189	17,605
Noninterest expenses	53,163	53,806	53,354	55,212
Income before income taxes	19,855	17,109	23,258	23,535
Income tax expense	5,244	4,435	5,926	6,190
Net income	$14,611	12,674	17,332	17,345
Basic earnings per share	$0.16	0.14	0.19	0.19
Diluted earnings per share	$0.16	0.14	0.19	0.19

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2013:
Interest income	$79,438	78,689	77,730	76,869
Interest expense	15,645	15,436	15,276	14,805
Net interest income	63,793	63,253	62,454	62,064
Provision for loan losses	7,158	5,405	4,992	964
Noninterest income	16,378	13,413	16,109	20,947
Noninterest expenses	51,471	52,806	50,277	52,580
Income before income taxes	21,542	18,455	23,294	29,467
Income tax expense	6,357	5,020	5,727	9,095
Net income	$15,185	13,435	17,567	20,372
Basic earnings per share	$0.17	0.15	0.19	0.22
Diluted earnings per share	$0.17	0.15	0.19	0.22

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(All dollar amounts presented in tables are in thousands, except as indicated)

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2012:
Interest income	$85,980	84,722	83,828	83,212
Interest expense	20,843	19,096	18,220	17,040
Net interest income	65,137	65,626	65,608	66,172
Provision for loan losses	6,287	4,963	6,915	8,173
Noninterest income	13,855	15,086	15,273	14,690
Noninterest expenses	51,276	51,966	51,803	50,432
Income before income taxes	21,429	23,783	22,163	22,257
Income tax expense	6,279	7,472	6,498	5,994
Net income	$15,150	16,311	15,665	16,263
Basic earnings per share	$0.16	0.17	0.17	0.18
Diluted earnings per share	$0.16	0.17	0.17	0.18

(24)                          Other Items

As was previously announced on December 15, 2014 the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) by and between the Company and LNB Bancorp, Inc. (“LNB”).  Pursuant to the Merger Agreement, LNB will merge with and into the Company, with the Company as the surviving entity. Immediately thereafter, The Lorain National Bank (“Lorain National Bank”), the wholly owned subsidiary of LNB, will merge with and into Northwest Bank, the wholly owned subsidiary of the Company, with Northwest Bank as the surviving entity.

Under the terms of the Merger Agreement, 50% of LNB’s common shares will be converted into Company common stock and the remaining 50% will be exchanged for cash.  LNB’s shareholders will have the option to elect to receive either 1.461 shares of the Company’s common stock or $18.70 in cash for each LNB common share, subject to proration to ensure that, in the aggregate, 50% of LNB’s common shares will be converted into Company stock.

The transaction has been approved by the Boards of Directors of the Company and LNB.  Completion of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of LNB’s shareholders.  We anticipate this transaction to be completed in the third quarter of 2015.

As of December 31, 2014 LNB had total assets of $1.237 billion (unaudited) and net income of $7.2 million (unaudited) for the year ended December 31, 2014.

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

There were no changes made in our internal controls during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Management’s Report On Internal Control Over Financial Reporting - filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 9B.                                       OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) is incorporated herein by reference.

ITEM 11.                                         EXECUTIVE COMPENSATION

The “Proposal I—Election of Directors” section of the Company’s 2015 Proxy Statement is incorporated herein by reference.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I—Election of Directors” section of the Company’s 2015 Proxy Statement is incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders.

Set forth below is certain information as of December 31, 2014 regarding equity compensation plans that have been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price (1)	Number of securities remaining available for issuance under plan
2004 Stock Option Plan	884,610	10.82	—
2008 Stock Option Plan	3,226,429	11.34	398,403
Northwest Bancshares, Inc. 2011 Equity Incentive Plan	2,291,369	12.41	4,515,076
Total	6,402,408	$11.65	4,913,479

(1)         Reflects exercise price of options only.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” section of the Company’s 2015 Proxy Statement is incorporated  herein by reference.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2015 Proxy Statement is incorporated herein by reference.

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

(A)                               Management’s Report on Internal Control Over Financial Reporting

(B)                               Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)                               Report of Independent Registered Public Accounting Firm

(D)                               Consolidated Statements of Financial Condition - at December 31, 2014 and 2013

(E)                                Consolidated Statements of Income — Years ended December 31, 2014, 2013 and 2012

(F)                                 Consolidated Statements of Comprehensive Income — Years ended December 31, 2014, 2013 and 2012

(G)                               Consolidated Statements of Changes in Shareholders’ Equity — Years ended December 31, 2014, 2013 and 2012

(H)                              Consolidated Statements of Cash Flows — Years ended December 31, 2014, 2013 and 2012

(I)                                   Notes to the Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3	Articles of Incorporation and Bylaws	**

4	Instruments defining the rights of security holders, including indentures	**

9	Voting trust agreement	None

10.1	Amendment and Restatement of Deferred Compensation Plan for Outside Directors Of Northwest Savings Bank and Eligible Affiliates	***

10.2	Retirement Plan for Outside Directors of Northwest Savings Bank and Eligible Affiliates	***

10.3	Amended and Restated Northwest Savings Bank Nonqualified Supplemental Retirement Plan	***

10.4	Employee Stock Ownership Plan	*

10.5	Northwest Bancorp, Inc. 2004 Stock Option Plan	****

10.6	Northwest Bancorp, Inc. 2004 Recognition and Retention Plan	****

10.7	Management Bonus Plan	*********

10.8	Northwest Bancorp, Inc. 2008 Stock Option Plan	*****

10.9	Amended and Restated Northwest Savings Bank and Affiliates Upper Managers Bonus Deferred Compensation Plan	***

10.10	Employment Agreement for William J. Wagner	******

10.11	Employment Agreement for William W. Harvey, Jr.	******

10.12	Employment Agreement for Steven G. Fisher	******

10.16	Northwest Bancshares, Inc. 2011 Equity Incentive Plan	********

11	Statement re: computation of per share earnings	None

12	Statement re: computation of ratios	Not required

16	Letter re: change in certifying accountant	None

18	Letter re: change in accounting principles	None

21	Subsidiaries of Registrant	***

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of experts and counsel	23

24	Power of Attorney	Not Required

28	Information from reports furnished to State insurance regulatory authorities	None

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

101	Interactive Data File (XBRL)	101

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-31687), originally filed with the SEC on July 21, 1997, as amended on October 9, 1997 and November 4, 1997.
**	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-161805), filed with the SEC on September 9, 2009.
***	Incorporated by reference to the Company’s annual Report on Form 10-K (File No. 000-23817), file with the SEC on March 4, 2009.
****	Incorporated by reference to the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on October 6, 2004.
*****	Incorporated by reference to the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on April 11, 2008.
******	Incorporated by reference to the Periodic Report on Form 8-K (File No. 000-23817), filed with the SEC on September 25, 2007.
********	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on March 21, 2011.
*********	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on February 29, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCSHARES, INC.

Date: February 27, 2015	By:	/s/ William J. Wagner
William J. Wagner, Chairman, President and
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 27, 2015	By:	/s/ William J. Wagner
William J. Wagner, Chairman, President, and
Chief Executive Officer and Director

Date: February 27, 2015	By:	/s/ William W. Harvey, Jr.,
William W. Harvey, Jr., Senior Executive Vice President, Finance,
and Chief Financial Officer (Principal Financial Officer)

Date: February 27, 2015	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert, Executive Vice President, and
Controller (Principal Accounting Officer)

Date: February 27, 2015	By:	/s/ Gerald J. Ritzert
Deborah J. Chadsey, Director

Date: February 27, 2015	By:	/s/ Timothy B. Fannin
Timothy B. Fannin, Director

Date: February 27, 2015	By:	/s/ A. Paul King
A. Paul King, Director

Date: February 27, 2015	By:	/s/ John P. Meegan
John P. Meegan, Director

Date: February 27, 2015	By:	/s/ Richard E. McDowell
Richard E. McDowell, Director

Date: February 27, 2015	By:	/s/ William F. McKnight
William F. McKnight, Director

Date: February 27, 2015	By:	/s/ Sonia M. Probst
Sonia M. Probst, Director

Date: February 27, 2015	By:	/s/ Philip M. Tredway
Philip M. Tredway, Director