Form 10-Q
period 2015-03-31
Northwest Bancshares, Inc.
filed 2015-05-11
CIK 1471265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

Common Stock ($0.01 par value) 94,461,849 shares outstanding as of April 30, 2015

NORTHWEST BANCSHARES, INC.

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2015	2014
Assets
Cash and due from banks	$83,970	87,401
Interest-earning deposits in other financial institutions	212,496	152,671
Federal funds sold and other short-term investments	635	634
Marketable securities available-for-sale (amortized cost of $906,028 and $906,702)	916,423	912,371
Marketable securities held-to-maturity (fair value of $92,989 and $106,292)	90,825	103,695
Total cash and investments	1,304,349	1,256,772

Personal Banking:
Residential mortgage loans	2,543,870	2,521,456
Home equity loans	1,055,739	1,066,131
Other consumer loans	239,956	242,744
Total Personal Banking	3,839,565	3,830,331
Business Banking:
Commercial real estate loans	1,856,574	1,801,184
Commercial loans	368,725	358,376
Total Business Banking	2,225,299	2,159,560
Total loans	6,064,864	5,989,891
Allowance for loan losses	(67,298)	(67,518)
Total loans, net	5,997,566	5,922,373

Federal Home Loan Bank stock, at cost	36,292	33,293
Accrued interest receivable	19,753	18,623
Real estate owned, net	15,346	16,759
Premises and equipment, net	142,481	143,909
Bank owned life insurance	145,275	144,362
Goodwill	175,498	175,323
Other intangible assets	3,027	3,033
Other assets	50,772	60,586
Total assets	$7,890,359	7,775,033

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing checking deposits	$944,937	891,248
Interest-bearing checking deposits	898,945	874,623
Money market deposit accounts	1,151,971	1,179,070
Savings deposits	1,257,446	1,209,287
Time deposits	1,428,768	1,478,314
Total deposits	5,682,067	5,632,542

Borrowed funds	943,842	888,109
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	103,094	103,094
Advances by borrowers for taxes and insurance	34,998	30,507
Accrued interest payable	1,336	936
Other liabilities	57,506	57,198
Total liabilities	6,822,843	6,712,386

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 94,553,350 and 94,721,453 shares issued, respectively	946	947
Paid-in capital	624,584	626,134
Retained earnings	484,774	481,577
Unallocated common stock of employee stock ownership plan	(21,565)	(21,641)
Accumulated other comprehensive loss	(21,223)	(24,370)
Total shareholders’ equity	1,067,516	1,062,647
Total liabilities and shareholders’ equity	$7,890,359	7,775,033

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Quarter ended
	March 31,
	2015	2014
Interest income:
Loans receivable	$70,711	69,322
Mortgage-backed securities	2,234	2,793
Taxable investment securities	1,045	1,080
Tax-free investment securities	1,348	1,655
Interest-earning deposits	139	200
Total interest income	75,477	75,050

Interest expense:
Deposits	5,766	6,490
Borrowed funds	8,133	7,714
Total interest expense	13,899	14,204

Net interest income	61,578	60,846
Provision for loan losses	900	7,485
Net interest income after provision for loan losses	60,678	53,361

Noninterest income:
Gain on sale of investments	95	3,348
Service charges and fees	8,659	8,408
Trust and other financial services income	2,776	3,047
Insurance commission income	2,428	2,564
Loss on real estate owned, net	(1,046)	(135)
Income from bank owned life insurance	913	1,001
Mortgage banking income	240	249
Other operating income	1,963	1,175
Total noninterest income	16,028	19,657

Noninterest expense:
Compensation and employee benefits	27,895	27,972
Premises and occupancy costs	6,267	6,557
Office operations	3,680	3,757
Processing expenses	7,205	6,589
Marketing expenses	1,976	1,637
Federal deposit insurance premiums	1,347	1,297
Professional services	1,792	2,062
Amortization of other intangible assets	268	331
Real estate owned expense	692	639
Acquisition expense	347	—
Other expenses	2,242	2,322
Total noninterest expense	53,711	53,163

Income before income taxes	22,995	19,855

Federal and state income taxes	6,825	5,244

Net income	$16,170	14,611

Basic earnings per share	$0.18	0.16

Diluted earnings per share	$0.18	0.16

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Quarter ended
	March 31,
	2015	2014
Net Income	$16,170	14,611
Other comprehensive income net of tax:
Net unrealized holding gains/ (losses) on marketable securities:
Unrealized holding gains net of tax of $(1,885) and $(3,579), respectively	2,952	5,596
Reclassification adjustment for gains included in net income, net of tax of $43 and $1,218 respectively	(68)	(1,904)
Net unrealized holding gains on marketable securities	2,884	3,692

Change in fair value of interest rate swaps, net of tax of $(24) and $(135), respectively	44	251

Defined benefit plan:
Reclassification adjustment for prior period service costs included in net income, net of tax of $(140) and $75, respectively	219	(138)

Other comprehensive income	3,147	3,805

Total comprehensive income	$19,317	18,416

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, expect share data)

Quarter ended March 31, 2014

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2013	94,243,713	$943	619,678	569,547	(11,900)	(23,083)	1,155,185

Comprehensive income:
Net income	—	—	—	14,611	—	—	14,611

Other comprehensive income, net of tax of $(2,421)	—	—	—	—	3,805	—	3,805

Total comprehensive income	—	—	—	14,611	3,805	—	18,416

Exercise of stock options	220,717	2	2,292	—	—	—	2,294

Stock compensation expense	—	—	788	—	—	451	1,239

Dividends paid ($0.23 per share)	—	—	—	(21,225)	—	—	(21,225)

Ending balance at March 31, 2014	94,464,430	$945	622,758	562,933	(8,095)	(22,632)	1,155,909

Quarter ended March 31, 2015

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2014	94,721,453	$947	626,134	481,577	(24,370)	(21,641)	1,062,647

Comprehensive income:
Net income	—	—	—	16,170	—	—	16,170

Other comprehensive income, net of tax of $(2,006)	—	—	—	—	3,147	—	3,147

Total comprehensive income	—	—	—	16,170	3,147	—	19,317

Exercise of stock options	149,897	2	1,433	—	—	—	1,435

Stock-based compensation expense	—	—	804	—	—	76	880

Share repurchases	(318,000)	(3)	(3,787)	—	—	—	(3,790)

Dividends paid ($0.14 per share)	—	—	—	(12,973)	—	—	(12,973)

Ending balance at March 31, 2015	94,553,350	$946	624,584	484,774	(21,223)	(21,565)	1,067,516

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Quarter ended
	March 31,
	2015	2014
OPERATING ACTIVITIES:
Net Income	$16,170	14,611
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	7,485
Net (gain)/ loss on sale of assets	274	(3,602)
Net depreciation, amortization and accretion	1,549	2,845
Decrease in other assets	5,685	10,032
Increase/ (decrease) in other liabilities	1,136	(6,534)
Net amortization on marketable securities	87	105
Noncash write-down of real estate owned	1,181	648
Origination of loans held for sale	(221)	(660)
Proceeds from sale of loans held for sale	224	907
Noncash compensation expense related to stock benefit plans	880	1,239
Net cash provided by operating activities	27,865	27,076

INVESTING ACTIVITIES:
Purchase of marketable securities available-for-sale	(29,985)	(22,805)
Proceeds from maturities and principal reductions of marketable securities available-for-sale	30,329	33,414
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	12,914	3,643
Proceeds from sale of marketable securities available-for-sale	293	5,735
Loan originations	(496,009)	(447,423)
Proceeds from loan maturities and principal reductions	419,198	398,726
(Purchase)/ redemption of Federal Home Loan Bank stock	(2,999)	1
Proceeds from sale of real estate owned	2,729	2,866
Sale of real estate owned for investment, net	152	152
Purchase of premises and equipment	(2,075)	(3,607)
Acquistions, net of cash received	(438)	(2,792)
Net cash used in investing activities	(65,891)	(32,090)

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

(in thousands)

	Quarter ended
	March 31,
	2015	2014
FINANCING ACTIVITIES:
Increase in deposits, net	$49,525	105,984
Proceeds from long-term borrowings	85,000	—
Repayments of long-term borrowings	(10,013)	(15)
Net decrease in short-term borrowings	(19,254)	(16,009)
Increase in advances by borrowers for taxes and insurance	4,491	4,405
Cash dividends paid	(12,973)	(21,224)
Purchase of common stock for retirement	(3,790)	—
Proceeds from stock options exercised	1,435	2,294
Net provided by in financing activities	94,421	75,435

Net increase in cash and cash equivalents	$56,395	70,421

Cash and cash equivalents at beginning of period	$240,706	391,905
Net increase in cash and cash equivalents	56,395	70,421
Cash and cash equivalents at end of period	$297,101	462,326

Cash and cash equivalents:
Cash and due from banks	$83,970	81,927
Interest-earning deposits in other financial institutions	212,496	379,765
Federal funds sold and other short-term investments	635	634
Total cash and cash equivalents	$297,101	462,326

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $5,256 and $5,819, respectively)	$13,499	14,232
Income taxes	$1,027	5,016

Business acquistions:
Fair value of assets acquired	$438	2,798
Cash paid	(438)	(2,792)
Liabilities assumed	$—	6

Non-cash activities:
Loans foreclosures and repossessions	$2,623	1,839
Sale of real estate owned financed by the Company	$114	88

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

(1)                                 Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company”) or (“NWBI”), a Maryland corporation headquartered in Warren, Pennsylvania, is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  The Company was incorporated to be the successor to Northwest Bancorp, Inc. upon the completion of the mutual-to-stock conversion of Northwest Bancorp, MHC in December 2009.  The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Bank, a Pennsylvania-chartered savings bank (“Northwest”).  Northwest is regulated by the FDIC and the Pennsylvania Department of Banking.  At March 31, 2015, Northwest operated 161 community-banking offices throughout Pennsylvania, western New York, eastern Ohio and Maryland.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Settlement Agency, LLC, Northwest Consumer Discount Company, Northwest Financial Services, Inc., Northwest Advisors, Inc., Northwest Capital Group, Inc., Allegheny Services, Inc., Great Northwest Corporation, Boetger & Associates, Inc. and The Bert Company. The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information or footnotes required for complete annual financial statements.  In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included.  The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 updated, as required, for any new pronouncements or changes.

Certain items previously reported have been reclassified to conform with the current year’s reporting format.

The results of operations for the quarter ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other period.

Stock-Based Compensation

Stock-based compensation expense of $880,000 and $1.2 million for the quarters ended March 31, 2015 and 2014, respectively, was recognized in compensation expense relating to our stock benefit plans.  At March 31, 2015 there was compensation expense of $4.4 million to be recognized for awarded but unvested stock options and $13.5 million for unvested common shares.

Income Taxes- Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  At March 31, 2015 we had no liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in federal and state income taxes and (2) refund claims in other operating income.  We recognize penalties (if any) in federal and state income taxes.  There is no amount accrued for the payment of interest or penalties at March 31, 2015.  We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2013, 2012 and 2011.

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

At or for the quarter ended:

	Community	Consumer
March 31, 2015 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$70,928	4,330	219	75,477
Intersegment interest income	575	—	(575)	—
Interest expense	12,888	575	436	13,899
Provision for loan losses	250	650	—	900
Noninterest income	15,729	270	29	16,028
Noninterest expense	50,440	2,953	318	53,711
Income tax expense (benefit)	7,035	175	(385)	6,825
Net income	16,619	247	(696)	16,170
Total assets	$7,769,901	102,913	17,545	7,890,359

	Community	Consumer
March 31, 2014 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$70,068	4,659	323	75,050
Intersegment interest income	606	—	(606)	—
Interest expense	13,169	606	429	14,204
Provision for loan losses	6,850	635	—	7,485
Noninterest income	17,033	288	2,336	19,657
Noninterest expense	49,862	2,921	380	53,163
Income tax expense (benefit)	4,513	326	405	5,244
Net income	13,313	459	839	14,611
Total assets	$7,849,806	103,677	19,830	7,973,313

(1)  Eliminations consist of intercompany loans, interest income and interest expense.

(3)                                 Investment securities and impairment of investment securities

The following table shows the portfolio of investment securities available-for-sale at March 31, 2015 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$23	—	—	23

Debt issued by government sponsored enterprises:
Due in one year - five years	339,140	706	(693)	339,153
Due in five years - ten years	25,128	—	(29)	25,099

Equity securities	2,314	651	(41)	2,924

Municipal securities:
Due in one year or less	1,159	10	—	1,169
Due in one year - five years	7,755	159	—	7,914
Due in five years - ten years	5,564	104	—	5,668
Due after ten years	50,236	2,292	—	52,528

Corporate debt issues:
Due after ten years	18,080	2,646	(444)	20,282

Residential mortgage-backed securities:
Fixed rate pass-through	69,549	3,423	(130)	72,842
Variable rate pass-through	62,918	3,180	(8)	66,090
Fixed rate non-agency CMOs	2,978	335	—	3,313
Fixed rate agency CMOs	214,343	709	(3,070)	211,982
Variable rate agency CMOs	106,841	622	(27)	107,436
Total residential mortgage-backed securities	456,629	8,269	(3,235)	461,663
Total marketable securities available-for-sale	$906,028	14,837	(4,442)	916,423

The following table shows the portfolio of investment securities available-for-sale at December 31, 2014 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$25	—	—	25

Debt issued by government sponsored enterprises:
Due in one year - five years	310,172	287	(2,672)	307,787
Due in five years - ten years	25,746	—	(28)	25,718

Equity securities	2,591	682	(116)	3,157

Municipal securities:
Due in one year or less	810	15	—	825
Due in one year - five years	7,878	132	—	8,010
Due in five years - ten years	6,965	115	—	7,080
Due after ten years	51,839	2,391	—	54,230

Corporate debt issues:
Due after ten years	18,267	2,579	(419)	20,427

Residential mortgage-backed securities:
Fixed rate pass-through	72,852	3,149	(124)	75,877
Variable rate pass-through	66,140	3,466	(8)	69,598
Fixed rate non-agency CMOs	3,162	246	—	3,408
Fixed rate agency CMOs	226,413	685	(5,331)	221,767
Variable rate agency CMOs	113,842	657	(37)	114,462
Total residential mortgage-backed securities	482,409	8,203	(5,500)	485,112
Total marketable securities available-for-sale	$906,702	14,404	(8,735)	912,371

The following table shows the portfolio of investment securities held-to-maturity at March 31, 2015 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value

Municipal securities:
Due in five years - ten years	$7,425	74	—	7,499
Due after ten years	49,131	998	—	50,129

Residential mortgage-backed securities:
Fixed rate pass-through	7,897	510	—	8,407
Variable rate pass-through	4,091	86	—	4,177
Fixed rate agency CMOs	21,239	481	—	21,720
Variable rate agency CMOs	1,042	15	—	1,057
Total residential mortgage-backed securities	34,269	1,092	—	35,361
Total marketable securities held-to-maturity	$90,825	2,164	—	92,989

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2014 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value

Municipal securities:
Due in five years - ten years	$10,207	141	—	10,348
Due after ten years	56,545	1,314	—	57,859

Residential mortgage-backed securities:
Fixed rate pass-through	8,236	477	—	8,713
Variable rate pass-through	4,273	122	—	4,395
Fixed rate agency CMOs	23,382	531	—	23,913
Variable rate agency CMOs	1,052	12	—	1,064
Total residential mortgage-backed securities	36,943	1,142	—	38,085
Total marketable securities held-to-maturity	$103,695	2,597	—	106,292

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2015 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$75,986	(84)	125,116	(638)	201,102	(722)
Municipal securities	782	—	—	—	782	—
Corporate issues	—	—	1,979	(444)	1,979	(444)
Equity securities	577	(41)	—	—	577	(41)
Residential mortgage-backed securities - agency	19,664	(104)	164,546	(3,131)	184,210	(3,235)

Total temporarily impaired securities	$97,009	(229)	291,641	(4,213)	388,650	(4,442)

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2014 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$28,878	(67)	244,828	(2,633)	273,706	(2,700)
Corporate debt issues	—	—	2,003	(419)	2,003	(419)
Equity securities	506	(116)	—	—	506	(116)
Residential mortgage- backed securities - agency	20,832	(79)	195,505	(5,421)	216,337	(5,500)

Total temporarily impaired securities	$50,216	(262)	442,336	(8,473)	492,552	(8,735)

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

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the quarter ended (in thousands):

	2015	2014
Beginning balance at January 1, (1)	$8,894	10,342
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the quarter	(29)	(8)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at March 31,	$8,865	10,334

(1) — The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(4)                                 Loans receivable

The following table shows a summary of our loans receivable at March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Personal Banking:
Residential mortgage loans	$2,544,116	2,526,240
Home equity loans	1,055,739	1,066,131
Other consumer loans	239,956	242,744
Total Personal Banking	3,839,811	3,835,115

Business Banking:
Commercial real estate	1,970,160	1,874,944
Commercial loans	381,501	419,525
Total Business Banking	2,351,661	2,294,469
Total loans receivable, gross	6,191,472	6,129,584

Deferred loan costs	7,741	6,095
Allowance for loan losses	(67,298)	(67,518)
Undisbursed loan proceeds:
Residential mortgage loans	(7,987)	(10,879)
Commercial real estate	(113,586)	(73,760)
Commercial loans	(12,776)	(61,149)
Total loans receivable, net	$5,997,566	5,922,373

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended March 31, 2015 (in thousands):

	Balance March 31, 2015	Current period provision	Charge-offs	Recoveries	Balance December 31, 2014
Personal Banking:
Residental mortgage loans	$5,077	(282)	(335)	113	5,581
Home equity loans	4,043	(213)	(342)	48	4,550
Other consumer loans	5,835	1,270	(1,940)	387	6,118
Total Personal Banking	14,955	775	(2,617)	548	16,249

Business Banking:
Commercial real estate loans	33,252	242	(1,113)	734	33,389
Commercial loans	15,113	270	(724)	2,052	13,515
Total Business Banking	48,365	512	(1,837)	2,786	46,904

Unallocated	3,978	(387)	—	—	4,365

Total	$67,298	900	(4,454)	3,334	67,518

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended March 31, 2014 (in thousands):

	Balance March 31, 2014	Current period provision	Charge-offs	Recoveries	Balance December 31, 2013
Personal Banking:
Residental mortgage loans	$7,467	35	(459)	16	7,875
Home equity loans	6,958	37	(372)	48	7,245
Other consumer loans	5,280	1,184	(1,716)	325	5,487
Total Personal Banking	19,705	1,256	(2,547)	389	20,607

Business Banking:
Commercial real estate loans	36,209	1,321	(932)	621	35,199
Commercial loans	16,169	5,419	(770)	640	10,880
Total Business Banking	52,378	6,740	(1,702)	1,261	46,079

Unallocated	4,151	(511)	—	—	4,662

Total	$76,234	7,485	(4,249)	1,650	71,348

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at March 31, 2015 (in thousands):

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual (1)	Recorded investment in loans past due 90 days or more and still accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residental mortgage loans	$2,543,870	5,077	19,233	7	6,658	1,072	—
Home equity loans	1,055,739	4,043	8,443	—	2,340	310	—
Other consumer loans	239,956	5,835	2,380	282	—	—	—
Total Personal Banking	3,839,565	14,955	30,056	289	8,998	1,382	—

Business Banking:
Commercial real estate loans	1,856,574	33,252	31,650	—	41,343	4,114	923
Commercial loans	368,725	15,113	11,601	21	10,304	780	1,321
Total Business Banking	2,225,299	48,365	43,251	21	51,647	4,894	2,244

Total	$6,064,864	63,320	73,307	310	60,645	6,276	2,244

(1)   Includes $19.8 million of nonaccrual TDRs.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2014 (in thousands):

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual (1)	Recorded investment in loans past due 90 days or more and still accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residental mortgage loans	$2,521,456	5,581	21,194	8	6,574	1,133	—
Home equity loans	1,066,131	4,550	9,569	—	2,412	229	—
Other consumer loans	242,744	6,118	2,820	206	—	—	—
Total Personal Banking	3,830,331	16,249	33,583	214	8,986	1,362	—

Business Banking:
Commercial real estate loans	1,801,184	33,389	38,647	—	41,917	4,938	449
Commercial loans	358,376	13,515	7,578	21	10,885	1,095	814
Total Business Banking	2,159,560	46,904	46,225	21	52,802	6,033	1,263

Total	$5,989,891	63,153	79,808	235	61,788	7,395	1,263

(1)   Includes $24.5 million of nonaccrual TDRS.

The following table provides geographical and delinquency information related to the loan portfolio by portfolio segment and class of financing receivable at March 31, 2015 (in thousands):

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Recorded investment in loans receivable:
Personal Banking:
Residential mortgage loans	$2,176,741	160,609	18,705	132,630	55,185	2,543,870
Home equity loans	897,681	117,853	8,910	26,217	5,078	1,055,739
Other consumer loans	221,324	10,635	3,377	1,359	3,261	239,956
Total Personal Banking	3,295,746	289,097	30,992	160,206	63,524	3,839,565

Business Banking:
Commercial real estate loans	995,436	662,453	24,751	117,092	56,842	1,856,574
Commercial loans	284,442	55,009	15,991	4,506	8,777	368,725
Total Business Banking	1,279,878	717,462	40,742	121,598	65,619	2,225,299

Total	$4,575,624	1,006,559	71,734	281,804	129,143	6,064,864

Percentage of total loans receivable	75.5%	16.6%	1.2%	4.6%	2.1%	100.0%

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Loans 90 or more days delinquent:
Personal Banking:
Residential mortgage loans	$10,771	1,229	602	1,221	1,245	15,068
Home equity loans	3,510	1,012	—	1,083	41	5,646
Other consumer loans	1,954	65	8	18	—	2,045
Total Personal Banking	16,235	2,306	610	2,322	1,286	22,759

Business Banking:
Commercial real estate loans	6,551	1,242	—	27	413	8,233
Commercial loans	1,921	—	—	—	—	1,921
Total Business Banking	8,472	1,242	—	27	413	10,154

Total	$24,707	3,548	610	2,349	1,699	32,913

Percentage of total loans 90 or more days delinquent	75.1%	10.8%	1.9%	7.1%	5.2%	100.0%

The following table provides geographical and delinquency information related to the loan portfolio by portfolio segment and class of financing receivable at December 31, 2014 (in thousands):

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Recorded investment in loans receivable:
Personal Banking:
Residential mortgage loans	$2,151,361	161,445	18,486	134,228	55,936	2,521,456
Home equity loans	909,139	115,459	9,087	27,203	5,243	1,066,131
Other consumer loans	225,088	9,961	3,132	1,328	3,235	242,744
Total Personal Banking	3,285,588	286,865	30,705	162,759	64,414	3,830,331

Business Banking:
Commercial real estate loans	1,013,632	590,934	24,901	114,850	56,867	1,801,184
Commercial loans	243,159	83,252	15,826	7,817	8,322	358,376
Total Business Banking	1,256,791	674,186	40,727	122,667	65,189	2,159,560

Total	$4,542,379	961,051	71,432	285,426	129,603	5,989,891

Percentage of total loans receivable	75.8%	16.0%	1.2%	4.8%	2.2%	100.0%

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Loans 90 or more days delinquent:
Personal Banking:
Residential mortgage loans	$12,282	1,237	710	1,678	1,789	17,696
Home equity loans	4,474	936	35	1,058	103	6,606
Other consumer loans	2,388	55	7	—	—	2,450
Total Personal Banking	19,144	2,228	752	2,736	1,892	26,752

Business Banking:
Commercial real estate loans	8,827	1,072	—	270	930	11,099
Commercial loans	2,659	284	—	207	325	3,475
Total Business Banking	11,486	1,356	—	477	1,255	14,574

Total	$30,630	3,584	752	3,213	3,147	41,326

Percentage of total loans 90 or more days delinquent	74.1%	8.7%	1.8%	7.8%	7.6%	100.0%

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the quarter ended March 31, 2015 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residental mortgage loans	$15,068	4,165	—	5,931	25,164	25,316	218
Home equity loans	5,646	2,797	—	1,760	10,203	11,124	121
Other consumer loans	2,045	335	—	—	2,380	2,722	24
Total Personal Banking	22,759	7,297	—	7,691	37,747	39,162	363

Business Banking:
Commercial real estate loans	8,233	23,417	25,367	17,628	74,645	80,773	846
Commercial loans	1,921	9,680	5,047	3,665	20,313	19,981	211
Total Business Banking	10,154	33,097	30,414	21,293	94,958	100,754	1,057

Total	$32,913	40,394	30,414	28,984	132,705	139,916	1,420

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2014 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residental mortgage loans	$17,696	3,498	—	5,845	27,039	28,227	817
Home equity loans	6,606	2,963	—	1,706	11,275	11,753	485
Other consumer loans	2,450	370	—	—	2,820	2,383	66
Total Personal Banking	26,752	6,831	—	7,551	41,134	42,363	1,368

Business Banking:
Commercial real estate loans	11,099	27,548	26,400	12,128	77,175	90,187	3,589
Commercial loans	3,475	4,103	5,266	6,026	18,870	27,088	914
Total Business Banking	14,574	31,651	31,666	18,154	96,045	117,275	4,503

Total	$41,326	38,482	31,666	25,705	137,179	159,638	5,871

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at March 31, 2015 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residental mortgage loans	$2,536,741	7,129	7,129	1,140	—
Home equity loans	1,053,073	2,666	2,666	220	—
Other consumer loans	239,862	94	94	1	—
Total Personal Banking	3,829,676	9,889	9,889	1,361	—

Business Banking:
Commercial real estate loans	1,791,047	65,527	42,972	5,223	22,555
Commercial loans	357,677	11,048	7,391	742	3,657
Total Business Banking	2,148,724	76,575	50,363	5,965	26,212

Total	$5,978,400	86,464	60,252	7,326	26,212

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at December 31, 2014 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residental mortgage loans	$2,514,060	7,396	7,396	1,116	—
Home equity loans	1,063,741	2,390	2,390	246	—
Other consumer loans	242,678	66	66	1	—
Total Personal Banking	3,820,479	9,852	9,852	1,363	—

Business Banking:
Commercial real estate loans	1,734,864	66,320	42,869	6,189	23,451
Commercial loans	343,416	14,960	10,938	1,378	4,022
Total Business Banking	2,078,280	81,280	53,807	7,567	27,473

Total	$5,898,759	91,132	63,659	8,930	27,473

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

The following table provides a roll forward of troubled debt restructurings for the periods indicated (in thousands):

	For the quarters ended March 31,
	2015		2014
	Number of contracts		Number of contracts
Beginning TDR balance:	248	$61,788	262	$79,166
New TDRs	2	112	7	1,309
Re-modified TDRs	1	85	4	159
Net paydowns		(823)		(4,494)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	2	(31)	—	—
Commercial real estate loans	1	(14)	2	(31)
Commercial loans	2	(387)	1	(7)
Paid-off loans:
Residential mortgage loans	—	—	—	—
Home equity loans	1	(6)	—	—
Commercial real estate loans	2	(79)	2	(277)
Commercial loans	—	—	6	(1,314)
Ending TDR balance:	242	$60,645	258	$74,511

Accruing TDRs		$40,802		$40,243
Non-accrual TDRs		19,843		34,268

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended March 31, 2015
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	2	$112	112	1
Home equity loans	1	85	84	17
Other consumer loans	—	—	—	—
Total Personal Banking	3	197	196	18

Business Banking:
Commercial real estate loans	—	—	—	—
Commercial loans	—	—	—	—
Total Business Banking	—	—	—	—

Total	3	$197	196	18

Troubled debt restructurings modified within the previous twelve months that have subsequently defaulted:
Personal Banking:
Residential mortgage loans	—	$—	—	—
Home equity loans	—	—	—	—
Other consumer loans	—	—	—	—
Total Personal Banking	—	—	—	—

Business Banking:
Commercial real estate loans	—	—	—	—
Commercial loans	1	50	—	—
Total Business Banking	1	50	—	—

Total	1	$50	—	—

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended March 31, 2014
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	6	$1,290	1,289	119
Home equity loans	—	—	—	—
Other consumer loans	—	—	—	—
Total Personal Banking	6	1,290	1,289	119

Business Banking:
Commercial real estate loans	3	89	87	32
Commercial loans	2	89	107	10
Total Business Banking	5	178	194	42

Total	11	$1,468	1,483	161

Troubled debt restructurings modified within the previous twelve months that have subsequently defaulted:
Personal Banking:
Residential mortgage loans	—	$—	—	—
Home equity loans	—	—	—	—
Other consumer loans	—	—	—	—
Total Personal Banking	—	—	—	—

Business Banking:
Commercial real estate loans	—	—	—	—
Commercial loans	—	—	—	—
Total Business Banking	—	—	—	—

Total	—	$—	—	—

The following table provides information as of March 31, 2015 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended March 31, 2015 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	2	$—	—	112	—	112
Home equity loans	1	84	—	—	—	84
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	3	84	—	112	—	196

Business Banking:
Commercial real estate loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Total Business Banking	—	—	—	—	—	—

Total	3	$84	—	112	—	196

The following table provides information as of March 31, 2014 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended March 31, 2014 (dollars in thousands):

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

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the quarter ended March 31, 2015 (dollars in thousands):

	Number of re-	Type of re-modification
	modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	—	$—	—	—	—	—
Home equity loans	1	84	—	—	—	84
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	1	84	—	—	—	84

Business Banking:
Commercial real estate loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Total Business Banking	—	—	—	—	—	—

Total	1	$84	—	—	—	84

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the quarter ended March 31, 2014 (dollars in thousands):

	Number of re-	Type of re-modification
	modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	1	$—	—	77	—	77
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	1	—	—	77	—	77

Business Banking:
Commercial real estate loans	2	—	—	59	18	77
Commercial loans	1	—	—	—	5	5
Total Business Banking	3	—	—	59	23	82

Total	4	$—	—	136	23	159

The following table provides information related to loan payment delinquencies at March 31, 2015 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$25,586	3,397	15,068	44,051	2,499,819	2,543,870
Home equity loans	3,737	1,404	5,646	10,787	1,044,952	1,055,739
Other consumer loans	4,374	1,515	2,045	7,934	232,022	239,956
Total Personal Banking	33,697	6,316	22,759	62,772	3,776,793	3,839,565

Business Banking:
Commercial real estate loans	5,497	2,351	8,233	16,081	1,840,493	1,856,574
Commercial loans	1,480	136	1,921	3,537	365,188	368,725
Total Business Banking	6,977	2,487	10,154	19,618	2,205,681	2,225,299

Total	$40,674	8,803	32,913	82,390	5,982,474	6,064,864

The following table provides information related to loan payment delinquencies at December 31, 2014 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$27,443	6,970	17,696	52,109	2,469,347	2,521,456
Home equity loans	5,752	1,672	6,606	14,030	1,052,101	1,066,131
Other consumer loans	5,572	2,435	2,450	10,457	232,287	242,744
Total Personal Banking	38,767	11,077	26,752	76,596	3,753,735	3,830,331

Business Banking:
Commercial real estate loans	4,956	2,038	11,099	18,093	1,783,091	1,801,184
Commercial loans	2,262	209	3,475	5,946	352,430	358,376
Total Business Banking	7,218	2,247	14,574	24,039	2,135,521	2,159,560

Total	$45,985	13,324	41,326	100,635	5,889,256	5,989,891

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

The following table sets forth information about credit quality indicators, which were updated during the quarter ended March 31, 2015 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$2,531,595	—	10,851	—	1,424	2,543,870
Home equity loans	1,050,092	—	5,647	—	—	1,055,739
Other consumer loans	238,381	—	1,575	—	—	239,956
Total Personal Banking	3,820,068	—	18,073	—	1,424	3,839,565

Business Banking:
Commercial real estate loans	1,671,331	43,874	141,369	—	—	1,856,574
Commercial loans	305,632	22,651	31,243	9,199	—	368,725
Total Business Banking	1,976,963	66,525	172,612	9,199	—	2,225,299

Total	$5,797,031	66,525	190,685	9,199	1,424	6,064,864

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2014 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$2,507,269	—	12,763	—	1,424	2,521,456
Home equity loans	1,059,525	—	6,606	—	—	1,066,131
Other consumer loans	240,947	—	1,797	—	—	242,744
Total Personal Banking	3,807,741	—	21,166	—	1,424	3,830,331

Business Banking:
Commercial real estate loans	1,618,269	36,908	145,502	505	—	1,801,184
Commercial loans	286,234	23,690	46,280	2,172	—	358,376
Total Business Banking	1,904,503	60,598	191,782	2,677	—	2,159,560

Total	$5,712,244	60,598	212,948	2,677	1,424	5,989,891

(5)                                 Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	March 31,	December 31,
	2015	2014
Amortizable intangible assets:
Core deposit intangibles — gross	$30,578	30,578
Acquisitions	—	—
Less: accumulated amortization	(30,578)	(30,578)
Core deposit intangibles — net	—	—
Customer and Contract intangible assets — gross	8,234	6,197
Acquisitions	262	2,037
Less: accumulated amortization	(5,469)	(5,201)
Customer and Contract intangible assets — net	$3,027	3,033

The following table shows the actual aggregate amortization expense for the quarters ended March 31, 2015 and 2014, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended March 31, 2015	$268
For the quarter ended March 31, 2014	331
For the year ending December 31, 2015	1,074
For the year ending December 31, 2016	835
For the year ending December 31, 2017	597
For the year ending December 31, 2018	429
For the year ending December 31, 2019	260
For the year ending December 31, 2020	92

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2013	$173,031	1,613	174,644
Goodwill acquired	679	—	679
Impairment losses	—	—	—
Balance at December 31, 2014	173,710	1,613	175,323
Goodwill acquired	175	—	175
Impairment losses	—	—	—
Balance at March 31, 2015	$173,885	1,613	175,498

We performed our annual goodwill impairment test as of June 30, 2014 and concluded that goodwill was not impaired. At March 31, 2015, there were no changes in our operations or other factors that would cause us to update that test. See the Overview of Critical Accounting Policies Involving Estimates section for a description of our testing procedures.

(6)                             Guarantees

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures.  Collateral may be obtained based on management’s credit assessment of the customer.  At March 31, 2015, the maximum potential amount of future payments we could be required to make under these standby letters of credit was $23.8 million, of which $23.2 million is fully collateralized.  At March 31, 2015, we had a liability, which represents deferred income, of $1.1 million related to the standby letters of credit.  There are no recourse provisions that would enable us to recover any amounts from third parties.

(7)                           Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Stock options to purchase 3,744,878 shares of common stock with a weighted average exercise price of $12.43 per share were outstanding during the quarter ended March 31, 2015 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares of $11.89.  All stock options outstanding during the quarter ended March 31, 2014 were included in the computation of diluted earnings per share because the stock options’ exercise price was less than the average market price of the common shares of $14.47 during the quarter.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Quarter ended
	March 31,
	2015	2014
Reported net income	$16,170	14,611

Weighted average common shares outstanding	91,634,064	91,154,998
Dilutive potential shares due to effect of stock options	268,007	1,198,314
Total weighted average common shares and dilutive potential shares	91,902,071	92,353,312

Basic earnings per share:	$0.18	0.16

Diluted earnings per share:	$0.18	0.16

(8)                                 Pension and Other Post-retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post retirement healthcare plans for the periods indicated (in thousands):

Components of net periodic benefit cost

	Quarter ended March 31,
	Pension benefits		Other post-retirement benefits
	2015	2014	2015	2014
Service cost	$1,430	1,035	—	—
Interest cost	1,531	1,457	15	16
Expected return on plan assets	(2,593)	(2,416)	—	—
Amortization of prior service cost	(581)	(581)	—	—
Amortization of the net loss	925	356	15	12
Net periodic (benefit)/ cost	$712	(149)	30	28

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

Federal Home Loan Bank of Pittsburgh (“FHLB”) Stock

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At March 31, 2015 and December 31, 2014, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at March 31, 2015:

	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$297,101	297,101	297,101	—	—
Securities available-for-sale	916,423	916,423	2,924	903,193	10,306
Securities held-to-maturity	90,825	92,989	—	92,989	—
Loans receivable, net	5,997,566	6,323,248	—	—	6,323,248
Accrued interest receivable	19,753	19,753	19,753	—	—
FHLB Stock	36,292	36,292	—	—	—
Total financial assets	$7,357,960	7,685,806	319,778	996,182	6,333,554

Financial liabilities:
Savings and checking deposits	$4,253,299	4,253,299	4,253,299	—	—
Time deposits	1,428,768	1,446,470	—	—	1,446,470
Borrowed funds	943,842	975,867	143,460	—	832,407
Junior subordinated debentures	103,094	109,373	—	—	109,373
Cash flow hedges - swaps	6,205	6,205	—	6,205	—
Accrued interest payable	1,336	1,336	1,336	—	—
Total financial liabilities	$6,736,544	6,792,550	4,398,095	6,205	2,388,250

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at December 31, 2014:

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both March 31, 2015 and December 31, 2014.  There were no transfers of financial instruments between Level 1 and Level 2 during the quarter ended March 31, 2015.

The following table represents assets and liabilities measured at fair value on a recurring basis at March 31, 2015 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$2,924	—	—	2,924

Debt securities:
U.S. government and agencies	—	23	—	23
Government sponsored enterprises	—	364,252	—	364,252
States and political subdivisions	—	67,279	—	67,279
Corporate	—	9,976	10,306	20,282
Total debt securities	—	441,530	10,306	451,836

Residential mortgage-backed securities:
GNMA	—	28,192	—	28,192
FNMA	—	70,503	—	70,503
FHLMC	—	39,611	—	39,611
Non-agency	—	626	—	626
Collateralized mortgage obligations:
GNMA	—	7,679	—	7,679
FNMA	—	132,706	—	132,706
FHLMC	—	169,614	—	169,614
SBA	—	9,419	—	9,419
Non-agency	—	3,313	—	3,313
Total mortgage-backed securities	—	461,663	—	461,663

Interest rate swaps	—	(6,205)	—	(6,205)

Total assets and liabilities	$2,924	896,988	10,306	910,218

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2014 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$3,157	—	—	3,157

Debt securities:
U.S. government and agencies	—	25	—	25
Government sponsored enterprises	—	333,505	—	333,505
States and political subdivisions	—	70,145	—	70,145
Corporate	—	9,830	10,597	20,427
Total debt securities	—	413,505	10,597	424,102

Residential mortgage-backed securities:
GNMA	—	29,216	—	29,216
FNMA	—	73,497	—	73,497
FHLMC	—	42,119	—	42,119
Non-agency	—	643	—	643
Collateralized mortgage obligations:
GNMA	—	8,329	—	8,329
FNMA	—	139,150	—	139,150
FHLMC		178,698		178,698
SBA	—	10,052	—	10,052
Non-agency	—	3,408	—	3,408
Total mortgage-backed securities	—	485,112	—	485,112

Interest rate swaps	—	(6,273)	—	(6,273)

Total assets and liabilities	$3,157	892,344	10,597	906,098

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Quarter ended
	March 31, 2015	March 31, 2014

Beginning balance	$10,597	12,251

Total net realized investment gains/ (losses) and net change in unrealized appreciation/(depreciation):
Included in net income as OTTI	—	—
Included in other comprehensive income	(291)	140

Purchases	—	—
Sales	—	—
Transfers in to Level 3	—	—
Transfers out of Level 3	—	—

Ending balance	$10,306	12,391

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at March 31, 2015 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans measured for impairment	$—	—	52,926	52,926

Real estate owned	—	—	15,346	15,346

Total assets	$—	—	68,272	68,272

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at December 31, 2014 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans measured for impairment	$—	—	54,729	54,729

Real estate owned	—	—	16,759	16,759

Total assets	$—	—	71,488	71,488

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

The table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2015 (dollar amounts in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)

Debt securities	$10,306	Discounted cash flow	Discount margin	0.35% to 2.1% (0.69)%
			Default rates	1.00%
			Prepayment speeds	1.00% annually

Loans measured for impairment	52,926	Appraisal value (1)	Estimated cost to sell	10%

Real estate owned	15,346	Appraisal value (1)	Estimated cost to sell	10%

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

We are currently a counterparty to three interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV.  The first swap modifies the re-pricing characteristics of Trust III, wherein for a ten year period expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The other two swaps modify the re-pricing characteristics of Trust IV, wherein (i) for a seven year period expiring in September 2015, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and (ii) for a ten year period expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contracts is not significant.  At March 31, 2015, $6.6 million of cash was pledged as collateral to the counterparty.

At March 31, 2015, the fair value of the swap agreements was $(6.2) million and was the amount we would have expected to pay if the contracts were terminated.  There was no material hedge ineffectiveness for these swaps.

The following table shows liability derivatives, included in other liabilities, at March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Fair value	$6,205	6,273
Notional amount	75,000	75,000
Collateral posted	6,555	6,805

(11)                          Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of March 31, 2015 we have not accrued for legal proceedings based on our analysis of currently available information which is subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances.  Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

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

On November 18, 2013, the parties participated in a mediation and reached an agreement in principle, subject to the preparation and execution of a mutually acceptable settlement agreement and release, to fully, finally and completely settle, resolve, discharge and release all claims that have been or could have been asserted in the action on a class-wide basis.  The proposed settlement contemplates that, in return for a full and complete release of claims by Plaintiff and the settlement class members, Northwest will create a settlement fund for distribution to the settlement class members after certain court-approved reductions, including for attorney’s fees and expenses.  The proposed settlement has been preliminarily and finally approved by the court.

(12)                      Changes in Accumulated Other Comprehensive Income

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended March 31, 2015
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2014	$3,461	(4,078)	(23,753)	(24,370)
Other comprehensive income before reclassification adjustments	2,952	44	—	2,996
Amounts reclassified from accumulated other comprehensive income (1), (2)	(68)	—	219	151

Net other comprehensive income	2,884	44	219	3,147

Balance as of March 31, 2015	$6,345	(4,034)	(23,534)	(21,223)

	For the quarter ended March 31, 2014
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2013	$(3,233)	(5,224)	(3,443)	(11,900)

Other comprehensive income before reclassification adjustments	5,596	251	—	5,847
Amounts reclassified from accumulated other comprehensive income (3), (4)	(1,904)	—	(138)	(2,042)

Net other comprehensive income	3,692	251	(138)	3,805

Balance as of March 31, 2014	$459	(4,973)	(3,581)	(8,095)

(1)         Consists of realized gains on securities (gain on sales of investments, net) of $111, net of tax (income tax expense) of $(43).

(2)         Consists of amortization of prior service cost (compensation and employee benefits) of $581 and amortization of net loss (compensation and employee benefits) of $(940), net of tax (income tax expense) of $140.  See note 8.

(3)         Consists of realized gains on securities (gain on sales of investments, net) of $3,122, net of tax (income tax expense) of $(1,218).

(4)         Consists of amortization of prior service cost (compensation and employee benefits) of $581 and amortization of net loss (compensation and employee benefits) of $(368), net of tax (income tax expense) of $(75).  See note 8.

(13)                          Other Items

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

The transaction has been approved by the Boards of Directors of the Company and LNB as well as both the FDIC and the Pennsylvania Department of Banking. Additionally, the Federal Reserve Bank has issued a non-objection waiver. Completion of the transaction is subject to customary closing conditions, including the approval of LNB’s shareholders. We anticipate this transaction to be completed in the third quarter of 2015.

As of March 31, 2015 LNB had total assets of $1.256 billion (unaudited) and net income of $1.8 million (unaudited) for the quarter ended March 31, 2015.

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

•                                          competition among other financial institutions and non-depository entities;

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

Overview of Critical Accounting Policies Involving Estimates

Please refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2014 Annual Report on Form 10-K.

Executive Summary and Comparison of Financial Condition

Total assets at March 31, 2015 were $7.890 billion, an increase of $115.3 million, or 1.5%, from $7.775 billion at December 31, 2014.  This increase in assets was due to increases in net loans receivable of $75.2 million and interest-earning deposits in other financial institutions of $59.8 million, which were partially offset by a decrease in marketable securities of $8.8 million. The net increase in total assets was funded by increases in borrowed funds and total deposits of $55.7 million and $49.5 million, respectively.

Total loans receivable increased by $75.0 million, or 1.3%, to $6.065 billion at March 31, 2015, from $5.990 billion at December 31, 2014.  Loans funded during the quarter ended March 31, 2015, of $496.2 million exceeded loan maturities, principal repayments and mortgage loan sales of $419.4 million. Our business banking loan portfolio increased by $65.7 million, or 3.0%, to $2.225 billion at March 31, 2015 from $2.160 billion at December 31, 2014, as we continue to emphasize the origination and retention of commercial and commercial real estate loans. Our personal banking loan portfolio increased by $9.2 million, or 0.2%, to $3.840 billion at March 31, 2015 from $3.830 billion at December 31, 2014.  This increase is attributable to an increase in the residential mortgage loans of $22.4 million, which was partially offset by a decrease in home equity loans of $10.4 million, which traditionally decrease during the first quarter.

Total deposits increased by $49.5 million, or 0.9%, to $5.682 billion at March 31, 2015 from $5.633 billion at December 31, 2014. Noninterest-bearing demand deposits increased by $53.7 million, or 6.0%, to $944.9 million at March 31, 2015 from $891.2 million at December 31, 2014. Interest-bearing demand deposits increased by $24.3 million, or 2.8%, to $898.9 million at March 31, 2015 from $874.6 million at December 31, 2014.  Savings deposits increased by $48.2 million, or 4.0%, to $1.257 billion at March 31, 2015 from $1.209 billion at December 31, 2014.  Partially offsetting these increases was a decrease in time deposits of $49.5 million, or 3.4%, to $1.429 billion at March 31, 2015 from $1.478 billion at December 31, 2014.  Additionally, money market deposit accounts decreased by $27.1 million, or 2.3%, to $1.152 billion at March 31, 2015 from $1.179 billion at December 31, 2014.  We believe the increase in more liquid deposit accounts is due primarily to customers’ continued reluctance to lock in time deposits at these historically low rates.  In addition, our checking account marketing campaign has been successful in attracting customers.

Borrowed funds increased by $55.7 million, or 6.3%, to $943.8 million at March 31, 2015, from $888.1 million at December 31, 2014. During the quarter ended March 31, 2015 we borrowed $85.0 million from the FHLB with an average maturity of 8.2 years and an average interest rate of 2.40%. Our intention was to lock in long-term, low-cost borrowings before market interest rates rise in order to fund $110.0 million of FHLB advances that mature in 2015.  Partially offsetting this increase was a decrease of $19.2 million in collateralized borrowings and the maturity of a $10.0 million FHLB advance.

Total shareholders’ equity at March 31, 2015 was $1.068 billion, or $11.29 per share, an increase of $4.9 million, or 0.5%, from $1.063 billion, or $11.22 per share, at December 31, 2014.  This increase in equity was the result of net income during the quarter ended March 31, 2015 of $16.2 million and a decrease in accumulated other comprehensive loss of $3.1 million due to an improvement in the net unrealized gain of the investment securities portfolio. Partially offsetting these increases was the payment of cash dividends of $13.0 million and the repurchase of 318,000 shares of common stock for $3.8 million during the quarter ended March 31, 2015.

Financial institutions and their holding companies are subject to various regulatory capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on a company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting guidelines. Capital amounts and classifications are also subject to qualitative judgments made by the regulators about components, risk-weighting and other factors.

In July 2013, the FDIC and the other federal regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new Common Equity Tier 1 (“CET1”) minimum capital requirement (4.5% of risk-weighted assets) and increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). The rule limits an organization’s capital distributions and certain discretionary bonus payments if the organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule became effective for Northwest on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule also officially implements these consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015.

Quantitative measures, established by regulation to ensure capital adequacy, require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of Total, CET1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to total assets (as defined).  Capital ratios are presented in the tables below.  Dollar amounts in the accompanying tables are in thousands.

	At March 31, 2015
			Minimum capital		Well capitalized
	Actual		requirements		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,087,830	20.42%	426,272	8.00%	532,840	10.00%
Northwest Savings Bank	851,575	16.03%	424,939	8.00%	531,173	10.00%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,021,052	19.16%	319,704	6.00%	426,272	8.00%
Northwest Savings Bank	785,165	14.78%	318,704	6.00%	424,939	8.00%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	921,052	17.29%	239,778	4.50%	346,346	6.50%
Northwest Savings Bank	785,165	14.78%	239,028	4.50%	345,263	6.50%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,021,052	13.16%	310,247	4.00%	387,809	5.00%
Northwest Savings Bank	785,165	10.14%	309,615	4.00%	387,018	5.00%

	At December 31, 2014
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,062,802	20.29%	—	—	—	—
Northwest Savings Bank	945,652	18.09%	418,104	8.00%	522,629	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	997,049	19.04%	—	—	—	—
Northwest Savings Bank	880,290	16.84%	209,052	4.00%	313,578	6.00%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	997,049	12.80%	—	—	—	—
Northwest Savings Bank	880,290	11.55%	304,883	4.00%	381,104	5.00%

(1) The Federal Reserve did not have formal capital requirements established for savings and loan holding companies at December 31, 2014.

The following table shows the Basel III regulatory capital levels that must be maintained to avoid limitations on capital distributions and discretionary bonus payments for the periods indicated:

	Basel III Regulatory Capital Requirements
	January 1,	January 1,	January 1,	January 1,	January 1,
	2015	2016	2017	2018	2019
New common equity tier 1 ratio plus capital conservation buffer	4.50%	5.125%	5.75%	6.375%	7.00%
Tier 1 risk-based capital ratio plus capital conservation buffer	6.00%	6.625%	7.25%	7.875%	8.50%
Total risk-based capital ratio plus capital conservation buffer	8.00%	8.625%	9.25%	9.875%	10.50%

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at March 31, 2015 was 9.0%.  We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments.  At March 31, 2015 Northwest had $2.036 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, as well as $176.2 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

We paid $13.0 million and $21.2 million in cash dividends during the quarters ended March 31, 2015 and 2014, respectively. The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 77.8% and 143.8% for the quarters ended March 31, 2015 and 2014, respectively, on regular dividends of $0.14 per share for the quarter ended March 31, 2015 and on regular dividends of $0.13 per share and a special dividend of $0.10 per share for the quarter ended March 31, 2014.  On April 15, 2015, the Board of Directors declared a dividend of $0.14 per share payable on May 14, 2015 to shareholders of record as of April 30, 2015.  This represents the 82nd consecutive quarter we have paid a cash dividend.

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

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Loans 90 days or more delinquent:
Residential mortgage loans	$15,068	$17,696
Home equity loans	5,646	6,606
Other consumer loans	2,045	2,450
Commercial real estate loans	8,233	10,215
Commercial loans	1,921	4,359
Total loans 90 days or delinquent	$32,913	$41,326

Total real estate owned (REO)	15,346	16,759

Total loans 90 days or more delinquent and REO	48,259	58,085

Total loans 90 days or more delinquent to net loans receivable	0.55%	0.70%

Total loans 90 days or more delinquent and REO to total assets	0.61%	0.75%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more delinquent	$32,913	41,326
Nonaccrual loans — loans less than 90 days delinquent	40,394	38,482
Loans 90 days or more past maturity and still accruing	310	235
Total nonperforming loans	73,617	80,043
Total nonperforming assets	$88,963	96,802

Nonaccrual troubled debt restructured loans *	$19,843	24,459
Accruing troubled debt restructured loans	40,802	37,329
Total troubled debt restructured loans	$60,645	61,788

*   Included in nonaccurual loans above.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment.  Impaired loans at March 31, 2015 and December 31, 2014 were $132.7 million and $137.2 million, respectively.

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

We utilize a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses.  As part of the analysis as of March 31, 2015, we considered the economic conditions in our markets, such as unemployment and bankruptcy levels as well as changes in real estate collateral values.  In addition, we considered the overall trends in asset quality, specific reserves already established for criticized loans, historical loss rates and collateral valuations.  As a result of this analysis, the allowance for loan losses decreased by $220,000, or 0.3%, to $67.3 million, or 1.11% of total loans, at March 31, 2015 from $67.5 million, or 1.13% of total loans, at December 31, 2014.  This decrease is primarily attributable to the continued improvement in overall asset quality as classified loans and non-accrual loans delinquent 90 days or more decreased by $15.7 million and $8.4 million, respectively, compared to December 31, 2014.

We also consider how the level of non-accrual loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Nonaccrual loans of $73.3 million or 1.21% of total loans receivable, at March 31, 2015 decreased by $6.5 million, or 8.1%, from $79.8 million, or 1.33% of total loans receivable, at December 31, 2014.  As a percentage of average loans, annualized net charge-offs decreased to 0.07% for the quarter ended March 31, 2015 compared to 0.41% for the year ended December 31, 2014.

Comparison of Operating Results for the Quarters Ended March 31, 2015 and 2014

Net income for the quarter ended March 31, 2015 was $16.2 million, or $0.18 per diluted share, an increase of $1.6 million, or 10.7%, from $14.6 million, or $0.16 per diluted share, for the quarter ended March 31, 2014.  The increase in net income resulted from a decrease in the provision for loan losses of $6.6 million, or 88.0% and an increase in net interest income of $732,000, or 1.2%.  Partially offsetting these improvements was a decrease in noninterest income of $3.7 million, or 18.5%, and increases in income tax expense of $1.6 million, or 30.1%, and noninterest expense of $548,000, or 1.0%.  Annualized, net income for the quarter ended March 31, 2015 represents a 6.17% and 0.83% return on average equity and return on average assets, respectively, compared to 5.15% and 0.75% for the same quarter last year.  A discussion of significant changes follows.

Interest Income

Total interest income increased by $427,000, or 0.6%, to $75.5 million for the quarter ended March 31, 2015 from $75.1 million for the quarter ended March 31, 2014. This increase is due primarily to an increase in the average yield earned on interest earning assets to 4.21% for the quarter ended March 31, 2015 from 4.15% for the quarter ended March 31, 2014.  Partially offsetting this increase was a decrease in the average balance of interest earning assets of $52.8 million, or 0.7%, to $7.295 billion for the quarter ended March 31, 2015 from $7.347 billion for the quarter ended March 31, 2014.

Interest income on loans receivable increased by $1.4 million, or 2.0%, to $70.7 million for the quarter ended March 31, 2015 from $69.3 million for the quarter ended March 31, 2014.  This increase in interest income on loans receivable can be attributed to an increase in the average balance of loans receivable which increased by $195.7 million, or 3.4%, to $6.019 billion for the quarter ended March 31, 2015 from $5.824 billion for the quarter ended March 31, 2014.  This increase is due to continued success in growing business banking relationships and the retention of the residential mortgage loans originated by our wholesale lending function. Partially offsetting this increase was a decline in the average yield which decreased to 4.76% for the quarter ended March 31, 2015 from 4.83% for the quarter ended March 31, 2014.  The continued decline in average yield is due primarily to the historically low level of market interest rates.

Interest income on mortgage-backed securities decreased by $559,000, or 20.0%, to $2.2 million for the quarter ended March 31, 2015 from $2.8 million for the quarter ended March 31, 2014.  This decrease is the result of decreases in both the average balance and average yield. The average balance of mortgage-backed securities decreased by $114.3 million, or 18.4%, to $506.8 million for the quarter ended March 31, 2015 from $621.1 million for the quarter ended March 31, 2014 due primarily to redirecting cash flows from these securities to fund loan growth, repurchase our common stock and the payment of dividends over the past year.  The average yield on mortgage-backed securities decreased slightly to 1.76% for the quarter ended March 31, 2015 from 1.80% for the quarter ended March 31, 2014 due primarily to the pay-down of higher rate securities.

Interest income on investment securities decreased by $342,000, or 12.5%, to $2.4 million for the quarter ended March 31, 2015 from $2.7 million for the quarter ended March 31, 2014.  This decrease is the result of decreases in both the average balance and average yield.  The average yield of investment securities decreased to 1.97% for the quarter ended March 31, 2015 from 2.16% for the quarter ended March 31, 2014.  This decrease is primarily the result of higher rate, tax-free, municipal securities maturing or being called and when replaced, being replaced by lower yielding, shorter duration government agency securities.  The average balance of investment securities decreased by $21.3 million, or 4.2%, to $486.1 million for the quarter ended March 31, 2015 from $507.4 million for the quarter ended March 31, 2014.  This decrease is due primarily to the maturity or call of municipal and government bonds and the use of these proceeds to fund loan growth.

Regular dividends on FHLB stock increased by $88,000, or 32.0%, to $363,000 for the quarter ended March 31, 2015 from $275,000 for the quarter ended March 31, 2014. The average yield increased to 4.07% for the quarter ended March 31, 2015 from 2.55% for the quarter ended March 31, 2014. The increase in average yield was partially offset by a decrease in the average balance of $7.6 million, or 17.3%, to $36.1 million for the quarter ended March 31, 2015 from $43.7 million for the quarter ended March 31, 2014. As a result of their improved financial condition, the FHLB has increased regular dividends to member financial institutions and also paid a special dividend in February 2015 of which we received $1.0 million.

Interest income on interest-earning deposits decreased by $61,000, or 30.5%, to $139,000 for the quarter ended March 31, 2015 from $200,000 for the quarter ended March 31, 2014.  This decrease is due to a decrease in the average balance of $105.3 million, or 30.0%, to $246.3 million for the quarter ended March 31, 2015 from $351.6 million for the quarter ended March 31, 2014, due to the utilization of cash to fund loan growth, repurchase our common stock and pay dividends over the past year.  The average yield on interest-earning deposits remained unchanged at 0.23% for both quarters ended March 31, 2015 and 2014.

Interest Expense

Interest expense decreased by $305,000, or 2.1%, to $13.9 million for the quarter ended March 31, 2015 from $14.2 million for the quarter ended March 31, 2014.  This decrease in interest expense was due to a decrease in the average balance of interest-bearing liabilities, which decreased by $69.0 million, or 1.2%, to $5.792 billion for the quarter ended March 31, 2015 from $5.861 billion for the quarter ended March 31, 2014.  The decrease in average interest-bearing liabilities resulted primarily from a reduction in average time deposits of $189.7 million, or 11.6%, compared to last year, as consumers continue to shift investment priorities to demand products as well as to utilize funds for living expenses. The decrease in time deposits was partially offset by an increase in the average balance of borrowed funds of $79.6 million, or 9.0%, from the prior year due primarily to $85.0 million of FHLB advances borrowed during the quarter ended March 31, 2015. Our intention was to lock in long-term, low-cost borrowings before market interest rates rise in order to fund $110.0 million of FHLB advances maturing in 2015. The average cost of interest-bearing liabilities decreased slightly to 0.97% for the quarter ended March 31, 2015 from 0.98% for the quarter ended March 31, 2014.

Net Interest Income

Net interest income increased by $732,000, or 1.2%, to $61.6 million for the quarter ended March 31, 2015 from $60.8 million for the quarter ended March 31, 2014.  This increase is attributable to the factors discussed above. Solid loan growth enabled us to redirect cash flows from lower yielding cash and investments which helped offset overall lower market interest rates and increase our net interest spread and margin.  Our net interest rate spread increased to 3.24% for the quarter ended March 31, 2015 from 3.17% for the quarter ended March 31, 2014 and our net interest margin increased to 3.44% for the quarter ended March 31, 2015 from 3.37% for the quarter ended March 31, 2014.

Provision for Loan Losses

The provision for loan losses decreased by $6.6 million, or 88.0%, to $900,000 for the quarter ended March 31, 2015 from $7.5 million for the quarter ended March 31, 2014.  This decrease is due primarily to continued improvements in overall asset quality as classified loans decreased by $21.1 million, or 9.5%, to $201.3 million at March 31, 2015 from $222.4 million at March 31, 2014.  In addition, total nonaccrual loans decreased by $35.8 million, or 32.8%, to $73.3 million at March 31, 2015 from $109.1 million at March 31, 2014 and loans 90 days or more delinquent decreased by $18.5 million, or 36.0%, to $32.9 million at March 31, 2015 from $51.4 million at March 31, 2014.

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

Noninterest Income

Noninterest income decreased by $3.7 million, or 18.5%, to $16.0 million for the quarter ended March 31, 2015 from $19.7 million for the quarter ended March 31, 2014. The decrease is primarily attributable to a decrease in the gain on sale of investments and an increase in loss on real estate owned.  Gain on sale of investments decreased by $3.3 million to $95,000 for the quarter ended March 31, 2015 from $3.3 million for the quarter ended March 31, 2014 as a result of the sale of equity securities during the first quarter of 2014.  Loss on real estate owned increased by $911,000 to $1.0 million for the quarter ended March 31, 2015 from $135,000 for the quarter ended March 31, 2014.  This increase is due primarily to the write-down of one commercial property. Partially offsetting these factors was an increase in other operating income of $788,000, or 67.1%, to $2.0 million for the quarter ended March 31, 2015 from $1.2 million for the quarter ended March 31, 2014. This increase is due primarily to a $1.0 million special dividend from the FHLB.

Noninterest Expense

Noninterest expense increased by $548,000, or 1.0%, to $53.7 million for the quarter ended March 31, 2015 from $53.2 million for the quarter ended March 31, 2014.  This increase is primarily the result of increases in processing expenses, marketing expenses and acquisition costs. Processing expense increased by $616,000, or 9.3%, to $7.2 million for the quarter ended March 31, 2015 from $6.6 million for the quarter ended March 31, 2014, due primarily to software and software amortization expense related to upgrades made during the past two years.  Marketing expenses increased by $339,000, or 20.7%, to $2.0 million for the quarter ended March 31, 2015 from $1.6 million for the quarter ended March 31, 2014.  This increase is primarily the result of the timing of loan and checking account campaigns.  Additionally, expenses totaling $347,000 were incurred during the quarter ended March 31, 2015 related to the proposed acquisition of LNB.  Partially offsetting these increases was a decrease in premises and occupancy costs of $290,000, or 4.4%, to $6.3 million for the quarter ended March 31, 2015 from $6.6 million for the quarter ended March 31, 2014 due primarily to reduced snow removal costs. Professional services also declined from the prior year decreasing by $270,000, or 13.1%, to $1.8 million for the quarter ended March 31, 2015 from $2.1 million for the quarter ended March 31, 2014 as a result of the completion of a third party review of our compliance management system.

Income Taxes

The provision for income taxes increased by $1.6 million, or 30.1%, to $6.8 million for the quarter ended March 31, 2015 from $5.2 million for the quarter ended March 31, 2014.  This increase in income tax expense is primarily the result of an increase in pretax income of $3.1 million, 15.8%, and a reduction in tax free income from municipal bonds as well as a lower amount of Pennsylvania state tax credits anticipated for 2015.  Our effective tax rate for the quarter ended March 31, 2015 was 29.7% compared to 26.4% for the quarter ended March 31, 2014.  We anticipate our effective tax rate to be approximately 29.0% during 2015.

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

	Quarter ended March 31,
	2015			2014
			Avg.			Avg.
	Average		yield/	Average		yield/
	balance	Interest	cost (f)	balance	Interest	cost (f)
Assets:
Interest-earning assets:
Loans receivable (a) (b) (includes FTE adjustments of $471 and $543, respectively)	$6,019,250	71,182	4.80%	5,823,527	69,865	4.87%
Mortgage-backed securities (c)	506,778	2,234	1.76%	621,146	2,793	1.80%
Investment securities (c) (includes FTE adjustments of $726 and $892, respectively)	486,078	3,119	2.57%	507,354	3,627	2.86%
FHLB stock (g)	36,139	363	4.07%	43,715	275	2.55%
Other interest-earning deposits	246,296	139	0.23%	351,615	200	0.23%

Total interest-earning assets (includes FTE adjustments of $1,197 and $1,435, respectively)	7,294,541	77,037	4.28%	7,347,357	76,760	4.23%

Noninterest earning assets (d)	595,425			583,122

Total assets	$7,889,966			7,930,479

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$1,231,745	813	0.27%	1,208,349	804	0.27%
Interest-bearing checking deposits	878,230	131	0.06%	851,723	139	0.07%
Money market deposit accounts	1,165,159	765	0.27%	1,173,957	782	0.27%
Time deposits	1,452,476	4,057	1.13%	1,642,224	4,765	1.18%
Borrowed funds (e)	960,812	6,975	2.94%	881,187	6,557	3.02%
Junior subordinated debentures	103,094	1,158	4.49%	103,094	1,157	4.49%

Total interest-bearing liabilities	5,791,516	13,899	0.97%	5,860,534	14,204	0.98%

Noninterest-bearing checking deposits	914,025			815,117
Noninterest-bearing liabilities	121,121			105,027

Total liabilities	6,826,662			6,780,678

Shareholders’ equity	1,063,304			1,149,801

Total liabilities and shareholders’ equity	$7,889,966			7,930,479

Net interest income/ Interest rate spread		63,138	3.31%		62,556	3.25%

Net interest-earning assets/ Net interest margin	$1,503,025		3.51%	1,486,823		3.45%

Ratio of interest-earning assets to interest-bearing liabilities	1.26X			1.25X

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

(f) Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 4.76% and 4.83%, respectively; Investment securities — 1.97% and 2.16%, respectively; interest-earning assets — 4.21% and 4.15%, respectively. GAAP basis net interest rate spreads were 3.24% and 3.17%, respectively; and GAAP basis net interest margins were 3.44% and 3.37%, respectively.

(g) Excludes the $1.0 million special dividend paid in February 2015.

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

Quarters ended March 31, 2015 and 2014

			Net
	Rate	Volume	Change
Interest earning assets:
Loans receivable	$(1,064)	2,381	1,317
Mortgage-backed securities	(55)	(504)	(559)
Investment securities	(356)	(152)	(508)
FHLB stock	166	(78)	88
Other interest-earning deposits	(2)	(59)	(61)
Total interest-earning assets	(1,311)	1,588	277

Interest-bearing liabilities:
Savings deposits	(7)	16	9
Interest-bearing checking deposits	(12)	4	(8)
Money market deposit accounts	(11)	(6)	(17)
Time deposits	(157)	(551)	(708)
Borrowed funds	(160)	578	418
Junior subordinated debentures	1	—	1
Total interest-bearing liabilities	(346)	41	(305)

Net change in net interest income	$(965)	1,547	582

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

We have an Asset/ Liability Committee consisting of members of management which meets monthly to review market interest rates, economic conditions, the pricing of interest-earning assets and interest-bearing liabilities and the balance sheet structure.  On a quarterly basis, this Committee also reviews the interest rate risk position and cash flow projections.

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at March 31, 2015 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from March 31, 2015 levels.

	Increase			Decrease
	100 bps	200 bps	300 bps	100 bps
Non-parallel shift in interest rates over the next 12 months
Projected percentage increase/ (decrease) in net income	(0.9)%	1.5%	2.5%	(14.6)%
Projected increase/ (decrease) in return on average equity	(0.9)%	1.4%	2.5%	(14.3)%
Projected increase/ (decrease) in earnings per share	$0.00	$0.01	$0.02	$(0.09)
Projected percentage increase/ (decrease) in market value of equity	(4.8)%	(10.4)%	(16.7)%	(1.2)%

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

Item 1A.  Risk Factors

There are no material changes to the risk factors as previously discussed in Item 1A, to Part I of our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)                                  Not applicable.

b.)                                  Not applicable.

c.)                                   The following table discloses information regarding the repurchase of shares of common stock during the quarter ending March 31, 2015:

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (1)	Maximum number of shares yet to be purchased under the plan (1)
January	106,000	$12.08	106,000	519,289
February	95,400	11.85	95,400	423,889
March	116,600	11.83	116,600	307,289
	318,000	$11.92

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (2)	Maximum number of shares yet to be purchased under the plan (2)
January	—	$—	—	5,000,000
February	—	—	—	5,000,000
March	—	—	—	5,000,000
	—	$—

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	May 11, 2015	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	May 11, 2015	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller
(Principal Accounting Officer)