Form 10-Q
period 2015-06-30
Northwest Bancshares, Inc.
filed 2015-08-10
CIK 1471265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

Common Stock ($0.01 par value) 94,613,110 shares outstanding as of July 31, 2015

NORTHWEST BANCSHARES, INC.

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2015	2014
Assets
Cash and due from banks	$84,000	87,401
Interest-earning deposits in other financial institutions	208,311	152,671
Federal funds sold and other short-term investments	637	634
Marketable securities available-for-sale (amortized cost of $854,147 and $906,702)	861,157	912,371
Marketable securities held-to-maturity (fair value of $62,957 and $106,292)	61,464	103,695
Total cash and investments	1,215,569	1,256,772

Personal Banking:
Residential mortgage loans	2,597,170	2,521,456
Home equity loans	1,055,829	1,066,131
Other consumer loans	252,391	242,744
Total Personal Banking	3,905,390	3,830,331
Business Banking:
Commercial real estate loans	1,859,743	1,801,184
Commercial loans	359,524	358,376
Total Business Banking	2,219,267	2,159,560
Total loans	6,124,657	5,989,891
Allowance for loan losses	(59,057)	(67,518)
Total loans, net	6,065,600	5,922,373

Federal Home Loan Bank stock, at cost	38,066	33,293
Accrued interest receivable	18,682	18,623
Real estate owned, net	13,864	16,759
Premises and equipment, net	142,302	143,909
Bank owned life insurance	146,283	144,362
Goodwill	175,498	175,323
Other intangible assets	2,759	3,033
Other assets	45,887	60,586
Total assets	$7,864,510	7,775,033

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing checking deposits	$962,347	891,248
Interest-bearing checking deposits	928,417	874,623
Money market deposit accounts	1,143,199	1,179,070
Savings deposits	1,262,991	1,209,287
Time deposits	1,397,528	1,478,314
Total deposits	5,694,482	5,632,542

Borrowed funds	899,056	888,109
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	103,094	103,094
Advances by borrowers for taxes and insurance	41,763	30,507
Accrued interest payable	1,302	936
Other liabilities	56,463	57,198
Total liabilities	6,796,160	6,712,386

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 94,740,749 and 94,721,453 shares issued, respectively	947	947
Paid-in capital	624,321	626,134
Retained earnings	487,150	481,577
Unallocated common stock of employee stock ownership plan	(21,485)	(21,641)
Accumulated other comprehensive loss	(22,583)	(24,370)
Total shareholders’ equity	1,068,350	1,062,647
Total liabilities and shareholders’ equity	$7,864,510	7,775,033

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Quarter ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income:
Loans receivable	$70,985	70,726	141,696	140,048
Mortgage-backed securities	2,058	2,666	4,292	5,459
Taxable investment securities	1,604	1,711	4,052	3,067
Tax-free investment securities	1,143	1,598	2,491	3,253
Interest-earning deposits	180	286	319	486
Total interest income	75,970	76,987	152,850	152,313

Interest expense:
Deposits	5,691	6,421	11,457	12,911
Borrowed funds	8,101	7,793	16,234	15,507
Total interest expense	13,792	14,214	27,691	28,418

Net interest income	62,178	62,773	125,159	123,895
Provision for loan losses	1,050	8,285	1,950	15,770
Net interest income after provision for loan losses	61,128	54,488	123,209	108,125

Noninterest income:
Gain on sale of investments	566	349	661	3,697
Service charges and fees	9,228	9,042	17,887	17,450
Trust and other financial services income	3,094	3,055	5,870	6,102
Insurance commission income	2,210	2,237	4,638	4,801
Loss on real estate owned, net	(541)	(562)	(1,587)	(697)
Income from bank owned life insurance	1,008	1,050	1,921	2,051
Mortgage banking income	218	265	458	514
Other operating income	742	991	1,302	1,890
Total noninterest income	16,525	16,427	31,150	35,808

Noninterest expense:
Compensation and employee benefits	28,920	28,543	56,815	56,515
Premises and occupancy costs	5,899	5,740	12,166	12,297
Office operations	3,508	3,868	7,188	7,625
Processing expenses	7,392	6,639	14,597	13,228
Marketing expenses	3,190	2,931	5,166	4,568
Federal deposit insurance premiums	1,286	1,338	2,633	2,635
Professional services	1,652	1,775	3,444	3,837
Amortization of other intangible assets	269	331	537	662
Real estate owned expense	514	459	1,206	1,098
Acquisition expense	467	—	814	—
Other expenses	2,038	2,182	4,280	4,504
Total noninterest expense	55,135	53,806	108,846	106,969

Income before income taxes	22,518	17,109	45,513	36,964

Federal and state income taxes	7,213	4,435	14,038	9,679

Net income	$15,305	12,674	31,475	27,285

Basic earnings per share	$0.17	0.14	0.34	0.30

Diluted earnings per share	$0.17	0.14	0.34	0.30

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Quarter ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Income	$15,305	12,674	31,475	27,285
Other comprehensive income net of tax:
Net unrealized holding gains/ (losses) on marketable securities:
Unrealized holding gains/ (losses) net of tax of $1,139, $(1,997), $(746) and $(5,576), respectively	(1,788)	3,123	1,164	8,719
Reclassification adjustment for gains included in net income, net of tax of $179, $130, $222 and $1,348 respectively	(279)	(204)	(347)	(2,108)
Net unrealized holding gains on marketable securities	(2,067)	2,919	817	6,611

Change in fair value of interest rate swaps, net of tax of $(263), $(53), $(287) and $(188), respectively	488	98	532	349

Defined benefit plan:
Reclassification adjustment for prior period service costs included in net income, net of tax of $(140), $74, $(280) and $149, respectively	219	(138)	438	(276)

Other comprehensive income/ (loss)	(1,360)	2,879	1,787	6,684

Total comprehensive income	$13,945	15,553	33,262	33,969

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, expect share data)

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
Quarter ended June 30, 2014	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at March 31, 2014	94,464,430	$945	622,758	562,933	(8,095)	(22,632)	1,155,909

Comprehensive income:
Net income	—	—	—	12,674	—	—	12,674

Other comprehensive income, net of tax of $(1,846)	—	—	—	—	2,879	—	2,879

Total comprehensive income	—	—	—	12,674	2,879	—	15,553

Exercise of stock options	212,635	2	2,167	—	—	—	2,169

Stock compensation expense	272,630	2	1,288	—	—	432	1,722

Dividends paid ($1.13 per share)	—	—	—	(104,569)	—	—	(104,569)

Ending balance at June 30, 2014	94,949,695	$949	626,213	471,038	(5,216)	(22,200)	1,070,784

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
Quarter ended June 30, 2015	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at March 31, 2015	94,553,350	$946	624,584	484,774	(21,223)	(21,565)	1,067,516

Comprehensive income:
Net income	—	—	—	15,305	—	—	15,305

Other comprehensive loss, net of tax of $915	—	—	—	—	(1,360)	—	(1,360)

Total comprehensive income/ (loss)	—	—	—	15,305	(1,360)	—	13,945

Exercise of stock options	60,849	—	632	—	—	—	632

Stock-based compensation expense, including tax benefit of $6	306,350	3	1,316	—	—	80	1,399

Share repurchases	(179,800)	(2)	(2,211)	—	—	—	(2,213)

Dividends paid ($0.14 per share)	—	—	—	(12,929)	—	—	(12,929)

Ending balance at June 30, 2015	94,740,749	$947	624,321	487,150	(22,583)	(21,485)	1,068,350

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, expect share data)

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
Six months ended June 30, 2014	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2013	94,243,713	$943	619,678	569,547	(11,900)	(23,083)	1,155,185

Comprehensive income:
Net income	—	—	—	27,285	—	—	27,285

Other comprehensive income, net of tax of $(4,267)	—	—	—	—	6,684	—	6,684

Total comprehensive income	—	—	—	27,285	6,684	—	33,969

Exercise of stock options	433,352	4	4,459	—	—	—	4,463

Stock-based compensation expense	272,630	2	2,076	—	—	883	2,961

Dividends paid ($1.36 per share)	—	—	—	(125,794)	—	—	(125,794)

Ending balance at June 30, 2014	94,949,695	$949	626,213	471,038	(5,216)	(22,200)	1,070,784

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
Six months ended June 30, 2015	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2014	94,721,453	$947	626,134	481,577	(24,370)	(21,641)	1,062,647

Comprehensive income:
Net income	—	—	—	31,475	—	—	31,475

Other comprehensive income, net of tax of $(1,091)	—	—	—	—	1,787	—	1,787

Total comprehensive income	—	—	—	31,475	1,787	—	33,262

Exercise of stock options	210,746	2	2,065	—	—	—	2,067

Stock-based compensation expense, including tax benefit of $6	306,350	3	2,120	—	—	156	2,279

Share repurchases	(497,800)	(5)	(5,998)	—	—	—	(6,003)

Dividends paid ($0.28 per share)	—	—	—	(25,902)	—	—	(25,902)

Ending balance at June 30, 2015	94,740,749	$947	624,321	487,150	(22,583)	(21,485)	1,068,350

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six months ended
	June 30,
	2015	2014
OPERATING ACTIVITIES:
Net Income	$31,475	27,285
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,950	15,770
Net gain on sale of assets	(311)	(3,874)
Net depreciation, amortization and accretion	2,571	4,937
Decrease in other assets	11,233	4,661
Increase/ (decrease) in other liabilities	1,169	(3,531)
Net amortization on marketable securities	173	210
Noncash write-down of real estate owned	1,927	1,381
Origination of loans held for sale	(221)	(758)
Proceeds from sale of loans held for sale	224	1,023
Noncash compensation expense related to stock benefit plans	2,279	2,961
Net cash provided by operating activities	52,469	50,065

INVESTING ACTIVITIES:
Purchase of marketable securities available-for-sale	(59,980)	(22,805)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	42,409	7,205
Proceeds from maturities and principal reductions of marketable securities available-for-sale	111,630	70,071
Proceeds from sale of marketable securities available-for-sale	1,214	6,048
Loan originations	(996,253)	(939,594)
Proceeds from loan maturities and principal reductions	850,823	842,751
Purchase of Federal Home Loan Bank stock	(4,773)	(271)
Proceeds from sale of real estate owned	5,704	5,704
Sale of real estate owned for investment, net	304	304
Purchase of premises and equipment	(5,172)	(5,034)
Acquistions, net of cash received	(438)	(2,792)
Net cash used in investing activities	(54,532)	(38,413)

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

(in thousands)

	Six months ended
	June 30,
	2015	2014
FINANCING ACTIVITIES:
Increase in deposits, net	$61,940	105,043
Proceeds from long-term borrowings	85,000	—
Repayments of long-term borrowings	(50,026)	(27)
Net decrease in short-term borrowings	(24,027)	(12,283)
Increase in advances by borrowers for taxes and insurance	11,256	11,008
Cash dividends paid	(25,902)	(125,793)
Purchase of common stock for retirement	(6,003)	—
Proceeds from stock options exercised	2,067	4,463
Net provided by/ (used in) financing activities	54,305	(17,589)

Net increase/ (decrease) in cash and cash equivalents	$52,242	(5,937)

Cash and cash equivalents at beginning of period	$240,706	391,905
Net increase/ (decrease) in cash and cash equivalents	52,242	(5,937)
Cash and cash equivalents at end of period	$292,948	385,968

Cash and cash equivalents:
Cash and due from banks	$84,000	97,467
Interest-earning deposits in other financial institutions	208,311	287,867
Federal funds sold and other short-term investments	637	634
Total cash and cash equivalents	$292,948	385,968

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $10,508 and $11,608, respectively)	$27,325	28,490
Income taxes	$4,823	14,872

Business acquistions:
Fair value of assets acquired	$438	2,798
Cash paid	(438)	(2,792)
Liabilities assumed	$—	6

Non-cash activities:
Loans foreclosures and repossessions	$5,012	3,707
Sale of real estate owned financed by the Company	$174	330

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

(1)                                 Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company”) or (“NWBI”), a Maryland corporation headquartered in Warren, Pennsylvania, is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  The Company was incorporated to be the successor to Northwest Bancorp, Inc. upon the completion of the mutual-to-stock conversion of Northwest Bancorp, MHC in December 2009.  The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Bank, a Pennsylvania-chartered savings bank (“Northwest”).  Northwest is regulated by the FDIC and the Pennsylvania Department of Banking.  At June 30, 2015, Northwest operated 161 community-banking offices throughout Pennsylvania, western New York, eastern Ohio and Maryland.

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

The results of operations for the quarter and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other period.

Stock-Based Compensation

On May 20, 2015, we awarded employees 600,570 stock options and directors 64,800 stock options with an exercise price of $12.37 and grant date fair value of $1.14 per stock option.  On May 20, 2015, we also awarded employees 282,050 restricted common shares and directors 24,300 restricted common shares with a grant date fair value of $12.31.  Awarded stock options and common shares vest over a ten-year period with the first vesting occurring on the grant date.  Stock-based compensation expense of $1.4 million and $1.7 million for the quarters ended June 30, 2015 and 2014, respectively, and $2.3 million and $3.0 million for the six months ended June 30, 2015 and 2014, respectively, was recognized in compensation expense relating to our stock benefit plans.  At June 30, 2015 there was compensation expense of $4.8 million to be recognized for awarded but unvested stock options and $16.3 million for unvested common shares.

Income Taxes- Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  At June 30, 2015 we had no liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in federal and state income taxes and (2) refund claims in other operating income.  We recognize penalties (if any) in federal and state income taxes.  There is no amount accrued for the payment of interest or penalties at June 30, 2015.  We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2013, 2012 and 2011.  We are currently under audit by the state of New York for the tax periods ended December 31, 2013, 2012 and 2011.

Recent Accounting Pronouncements

In May 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”. This guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of this guidance requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and provides five steps to be analyzed to accomplish the core principle. This guidance is effective retrospectively for annual reporting periods beginning after December 15, 2017, including interim periods within those years and early adoption is not permitted.  We are currently evaluating the impact this standard will have on our results of operations and financial position.

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

In February 2015 the FASB issued ASU 2015-02, “Consolidation”. This guidance amends existing standards regarding the evaluation of certain legal entities and their consolidation in the financial statements. The amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. The amendments also affect the consolidation analysis of reporting entities that are involved with variable interest entities and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance is effective for annual periods beginning after December 15, 2015, including interim periods within those years and early adoption is permitted.  We do not expect that this standard will have a material impact on our results of operations or financial position.

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

At or for the quarter ended:

	Community	Consumer
June 30, 2015 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$71,273	4,492	205	75,970
Intersegment interest income	582	—	(582)	—
Interest expense	12,781	582	429	13,792
Provision for loan losses	850	200	—	1,050
Noninterest income	16,080	411	34	16,525
Noninterest expense	51,682	3,081	372	55,135
Income tax expense (benefit)	7,183	434	(404)	7,213
Net income	$15,439	606	(740)	15,305
Total assets	$7,740,273	108,348	15,889	7,864,510

	Community	Consumer
June 30, 2014 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$72,061	4,706	220	76,987
Intersegment interest income	591	—	(591)	—
Interest expense	13,148	591	475	14,214
Provision for loan losses	7,500	785	—	8,285
Noninterest income	15,932	482	13	16,427
Noninterest expense	50,540	2,948	318	53,806
Income tax expense (benefit)	4,489	358	(412)	4,435
Net income	$12,907	506	(739)	12,674
Total assets	$7,772,277	105,909	22,442	7,900,628

(1)   Eliminations consist of intercompany loans, interest income and interest expense.

At or for the six months ended:

	Community	Consumer
June 30, 2015 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$143,604	8,822	424	152,850
Intersegment interest income	1,157	—	(1,157)	—
Interest expense	25,669	1,157	865	27,691
Provision for loan losses	1,100	850	—	1,950
Noninterest income	30,406	681	63	31,150
Noninterest expense	102,122	6,034	690	108,846
Income tax expense (benefit)	14,218	609	(789)	14,038
Net income	$32,058	853	(1,436)	31,475
Total assets	$7,740,273	108,348	15,889	7,864,510

	Community	Consumer
June 30, 2014 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$142,405	9,365	543	152,313
Intersegment interest income	1,197	—	(1,197)	—
Interest expense	26,317	1,197	904	28,418
Provision for loan losses	14,350	1,420	—	15,770
Noninterest income	32,689	770	2,349	35,808
Noninterest expense	100,402	5,869	698	106,969
Income tax expense (benefit)	9,002	684	(7)	9,679
Net income	$26,220	965	100	27,285
Total assets	$7,772,277	105,909	22,442	7,900,628

(1)   Eliminations consist of intercompany loans, interest income and interest expense.

(3)                                 Investment securities and impairment of investment securities

The following table shows the portfolio of investment securities available-for-sale at June 30, 2015 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$21	—	—	21

Debt issued by government sponsored enterprises:
Due in one year or less	500	8	—	508
Due after one year through five years	320,553	466	(1,035)	319,984
Due after five years through ten years	24,500	—	(28)	24,472

Equity securities	1,417	515	—	1,932

Municipal securities:
Due in one year or less	1,085	3	—	1,088
Due after one year through five years	6,733	118	—	6,851
Due after five years through ten years	4,651	113	—	4,764
Due after ten years	48,627	1,651	(32)	50,246

Corporate debt issues:
Due after ten years	17,002	2,324	(396)	18,930

Residential mortgage-backed securities:
Fixed rate pass-through	65,398	2,693	(321)	67,770
Variable rate pass-through	60,275	3,182	(8)	63,449
Fixed rate non-agency CMOs	2,793	320	—	3,113
Fixed rate agency CMOs	201,346	579	(3,684)	198,241
Variable rate agency CMOs	99,246	578	(36)	99,788
Total residential mortgage-backed securities	429,058	7,352	(4,049)	432,361
Total marketable securities available-for-sale	$854,147	12,550	(5,540)	861,157

The following table shows the portfolio of investment securities available-for-sale at December 31, 2014 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$25	—	—	25

Debt issued by government sponsored enterprises:
Due after one year through five years	310,172	287	(2,672)	307,787
Due after five years through ten years	25,746	—	(28)	25,718

Equity securities	2,591	682	(116)	3,157

Municipal securities:
Due in one year or less	810	15	—	825
Due after one year through five years	7,878	132	—	8,010
Due after five years through ten years	6,965	115	—	7,080
Due after ten years	51,839	2,391	—	54,230

Corporate debt issues:
Due after ten years	18,267	2,579	(419)	20,427

Residential mortgage-backed securities:
Fixed rate pass-through	72,852	3,149	(124)	75,877
Variable rate pass-through	66,140	3,466	(8)	69,598
Fixed rate non-agency CMOs	3,162	246	—	3,408
Fixed rate agency CMOs	226,413	685	(5,331)	221,767
Variable rate agency CMOs	113,842	657	(37)	114,462
Total residential mortgage-backed securities	482,409	8,203	(5,500)	485,112
Total marketable securities available-for-sale	$906,702	14,404	(8,735)	912,371

The following table shows the portfolio of investment securities held-to-maturity at June 30, 2015 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value

Municipal securities:
Due after five years through ten years	$4,641	36	—	4,677
Due after ten years	25,831	544	—	26,375

Residential mortgage-backed securities:
Fixed rate pass-through	7,292	408	—	7,700
Variable rate pass-through	3,927	96	—	4,023
Fixed rate agency CMOs	18,762	392	—	19,154
Variable rate agency CMOs	1,011	17	—	1,028
Total residential mortgage-backed securities	30,992	913	—	31,905
Total marketable securities held-to-maturity	$61,464	1,493	—	62,957

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2014 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value

Municipal securities:
Due after five years through ten years	$10,207	141	—	10,348
Due after ten years	56,545	1,314	—	57,859

Residential mortgage-backed securities:
Fixed rate pass-through	8,236	477	—	8,713
Variable rate pass-through	4,273	122	—	4,395
Fixed rate agency CMOs	23,382	531	—	23,913
Variable rate agency CMOs	1,052	12	—	1,064
Total residential mortgage-backed securities	36,943	1,142	—	38,085
Total marketable securities held-to-maturity	$103,695	2,597	—	106,292

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2015 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$101,837	(340)	125,031	(723)	226,868	(1,063)
Municipal securities	750	(32)	—	—	750	(32)
Corporate issues	—	—	2,028	(396)	2,028	(396)
Residential mortgage- backed securities - agency	18,148	(73)	166,264	(3,976)	184,412	(4,049)

Total temporarily impaired securities	$120,735	(445)	293,323	(5,095)	414,058	(5,540)

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

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the quarter ended (in thousands):

	2015	2014
Beginning balance at April 1, (1)	$8,865	10,334
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the quarter	(16)	(170)
Reduction for securities called realized during the quarter	(360)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at June 30,	$8,489	10,164

(1) – The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the six months ended (in thousands):

	2015	2014
Beginning balance at January 1, (1)	$8,894	10,342
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the six months	(45)	(178)
Reduction for securities called realized during the six months	(360)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at June 30,	$8,489	10,164

(1) – The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(4)                                 Loans receivable

The following table shows a summary of our loans receivable at June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Personal Banking:
Residential mortgage loans	$2,597,204	2,526,240
Home equity loans	1,055,829	1,066,131
Other consumer loans	252,391	242,744
Total Personal Banking	3,905,424	3,835,115

Business Banking:
Commercial real estate	1,986,613	1,874,944
Commercial loans	368,417	419,525
Total Business Banking	2,355,030	2,294,469
Total loans receivable, gross	6,260,454	6,129,584

Deferred loan costs	10,251	6,095
Allowance for loan losses	(59,057)	(67,518)
Undisbursed loan proceeds:
Residential mortgage loans	(10,285)	(10,879)
Commercial real estate	(126,870)	(73,760)
Commercial loans	(8,893)	(61,149)
Total loans receivable, net	$6,065,600	5,922,373

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended June 30, 2015 (in thousands):

	Balance June 30, 2015	Current period provision	Charge-offs	Recoveries	Balance March 31, 2015
Personal Banking:
Residental mortgage loans	$4,892	76	(278)	17	5,077
Home equity loans	3,445	(187)	(542)	131	4,043
Other consumer loans	6,244	1,865	(1,759)	303	5,835
Total Personal Banking	14,581	1,754	(2,579)	451	14,955

Business Banking:
Commercial real estate loans	30,163	(1,558)	(3,439)	1,908	33,252
Commercial loans	14,313	4,832	(6,356)	724	15,113
Total Business Banking	44,476	3,274	(9,795)	2,632	48,365

Unallocated (1)	—	(3,978)	—	—	3,978

Total	$59,057	1,050	(12,374)	3,083	67,298

(1) – Due to enhancements in our allowance for loan losses process we allocated the previously unallocated allowance using both qualitative and quantitative factors.

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

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2015 (in thousands):

	Balance June 30, 2015	Current period provision	Charge-offs	Recoveries	Balance December 31, 2014
Personal Banking:
Residental mortgage loans	$4,892	(206)	(613)	130	5,581
Home equity loans	3,445	(400)	(884)	179	4,550
Other consumer loans	6,244	3,135	(3,699)	690	6,118
Total Personal Banking	14,581	2,529	(5,196)	999	16,249

Business Banking:
Commercial real estate loans	30,163	(1,316)	(4,552)	2,642	33,389
Commercial loans	14,313	5,102	(7,080)	2,776	13,515
Total Business Banking	44,476	3,786	(11,632)	5,418	46,904

Unallocated (1)	—	(4,365)	—	—	4,365

Total	$59,057	1,950	(16,828)	6,417	67,518

(1) - Due to enhancements in our allowance for loan losses process we allocated the previously unallocated allowance using both qualitative and quantitative factors.

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2014 (in thousands):

	Balance June 30, 2014	Current period provision	Charge-offs	Recoveries	Balance December 31, 2013
Personal Banking:
Residental mortgage loans	$7,767	1,177	(1,342)	57	7,875
Home equity loans	6,516	109	(965)	127	7,245
Other consumer loans	5,626	2,679	(3,166)	626	5,487
Total Personal Banking	19,909	3,965	(5,473)	810	20,607

Business Banking:
Commercial real estate loans	35,081	1,685	(3,510)	1,707	35,199
Commercial loans	12,106	10,436	(10,286)	1,076	10,880
Total Business Banking	47,187	12,121	(13,796)	2,783	46,079

Unallocated	4,346	(316)	—	—	4,662

Total	$71,442	15,770	(19,269)	3,593	71,348

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at June 30, 2015 (in thousands):

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual (1)	Recorded investment in loans past due 90 days or more and still accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residental mortgage loans	$2,597,170	4,892	18,977	6	6,340	1,008	—
Home equity loans	1,055,829	3,445	6,482	—	2,588	276	—
Other consumer loans	252,391	6,244	2,638	358	—	—	—
Total Personal Banking	3,905,390	14,581	28,097	364	8,928	1,284	—

Business Banking:
Commercial real estate loans	1,859,743	30,163	22,640	—	37,028	1,718	141
Commercial loans	359,524	14,313	7,259	21	10,228	787	883
Total Business Banking	2,219,267	44,476	29,899	21	47,256	2,505	1,024

Total	$6,124,657	59,057	57,996	385	56,184	3,789	1,024

(1)   Includes $15.4 million of nonaccrual TDRs.

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

(1)   Includes $24.5 million of nonaccrual TDRS.

The following table provides geographical and delinquency information related to the loan portfolio by portfolio segment and class of financing receivable at June 30, 2015 (in thousands):

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Recorded investment in loans receivable:
Personal Banking:
Residential mortgage loans	$2,223,206	165,217	18,379	133,981	56,387	2,597,170
Home equity loans	897,285	119,459	8,447	25,732	4,906	1,055,829
Other consumer loans	232,797	11,103	3,740	1,396	3,355	252,391
Total Personal Banking	3,353,288	295,779	30,566	161,109	64,648	3,905,390

Business Banking:
Commercial real estate loans	973,777	689,043	24,270	115,796	56,857	1,859,743
Commercial loans	273,771	53,881	16,717	6,080	9,075	359,524
Total Business Banking	1,247,548	742,924	40,987	121,876	65,932	2,219,267

Total	$4,600,836	1,038,703	71,553	282,985	130,580	6,124,657

Percentage of total loans receivable	75.1%	17.0%	1.2%	4.6%	2.1%	100.0%

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Loans 90 or more days delinquent:
Personal Banking:
Residential mortgage loans	$11,498	1,553	58	1,820	1,196	16,125
Home equity loans	2,804	766	—	1,046	—	4,616
Other consumer loans	2,082	103	14	—	—	2,199
Total Personal Banking	16,384	2,422	72	2,866	1,196	22,940

Business Banking:
Commercial real estate loans	10,758	1,243	49	271	352	12,673
Commercial loans	1,845	—	13	—	—	1,858
Total Business Banking	12,603	1,243	62	271	352	14,531

Total	$28,987	3,665	134	3,137	1,548	37,471

Percentage of total loans 90 or more days delinquent	77.3%	9.8%	0.4%	8.4%	4.1%	100.0%

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

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the six months ended June 30, 2015 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residental mortgage loans	$16,125	2,852	—	5,237	24,214	24,895	433
Home equity loans	4,616	1,866	—	2,127	8,609	10,097	223
Other consumer loans	2,199	439	—	—	2,638	2,645	44
Total Personal Banking	22,940	5,157	—	7,364	35,461	37,637	700

Business Banking:
Commercial real estate loans	12,673	9,967	26,960	16,615	66,215	79,416	1,564
Commercial loans	1,858	5,401	1,736	4,806	13,801	18,232	345
Total Business Banking	14,531	15,368	28,696	21,421	80,016	97,648	1,909

Total	$37,471	20,525	28,696	28,785	115,477	135,285	2,609

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

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at June 30, 2015 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residental mortgage loans	$2,590,038	7,132	7,132	1,221	—
Home equity loans	1,053,241	2,588	2,588	276	—
Other consumer loans	252,294	97	97	2	—
Total Personal Banking	3,895,573	9,817	9,817	1,499	—

Business Banking:
Commercial real estate loans	1,798,992	60,751	30,513	2,117	30,238
Commercial loans	348,670	10,854	7,245	705	3,609
Total Business Banking	2,147,662	71,605	37,758	2,822	33,847

Total	$6,043,235	81,422	47,575	4,321	33,847

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

The following table provides a roll forward of troubled debt restructurings for the periods indicated (in thousands):

	For the quarters ended June 30,
	2015		2014
	Number of contracts		Number of contracts
Beginning TDR balance:	242	$60,645	258	$74,511
New TDRs	4	386	6	1,343
Re-modified TDRs	1	45	—	—
Net paydowns		(3,617)		(2,526)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	1	(68)	1	(130)
Commercial real estate loans	1	(9)	—	—
Commercial loans	—	—	7	(8,244)
Paid-off loans:
Residential mortgage loans	1	(53)	—	—
Home equity loans	—	—	1	(39)
Commercial real estate loans	6	(926)	4	(561)
Commercial loans	6	(219)	3	(561)
Ending TDR balance:	231	$56,184	248	$63,793

Accruing TDRs		$40,741		$39,844
Non-accrual TDRs		15,443		23,949

The following table provides a roll forward of troubled debt restructurings for the periods indicated (in thousands):

	For the six months ended June 30,
	2015		2014
	Number of contracts		Number of contracts
Beginning TDR balance:	248	$61,788	262	$79,166
New TDRs	6	498	13	2,652
Re-modified TDRs	2	130	4	159
Net paydowns		(4,440)		(7,020)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	3	(99)	1	(130)
Commercial real estate loans	2	(23)	2	(31)
Commercial loans	2	(387)	8	(8,251)
Paid-off loans:
Residential mortgage loans	1	(53)	—	—
Home equity loans	1	(6)	1	(39)
Commercial real estate loans	8	(1,005)	6	(838)
Commercial loans	6	(219)	9	(1,875)
Ending TDR balance:	231	$56,184	248	$63,793

Accruing TDRs		$40,741		$39,844
Non-accrual TDRs		15,443		23,949

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended June 30, 2015				For the six months ended June 30, 2015
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	2	$120	119	—	4	$232	230	1
Home equity loans	1	2	2	—	2	87	85	17
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	3	122	121	—	6	319	315	18

Business Banking:
Commercial real estate loans	1	12	12	1	1	12	12	1
Commercial loans	1	297	294	29	1	297	294	29
Total Business Banking	2	309	306	30	2	309	306	30

Total	5	$431	427	30	8	$628	621	48

Troubled debt restructurings modified within the previous twelve months that have subsequently defaulted:
Personal Banking:
Residential mortgage loans	1	$251	250	—	1	$251	250	—
Home equity loans	1	23	21	—	1	23	21	—
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	2	274	271	—	2	274	271	—

Business Banking:
Commercial real estate loans	—	—	—	—	—	—	—	—
Commercial loans	—	—	—	—	1	50	—	—
Total Business Banking	—	—	—	—	1	50	—	—

Total	2	$274	271	—	3	$324	271	—

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended June 30, 2014				For the six months months ended June 30, 2014
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	3	$632	575	65	9	$1,922	1,860	184
Home equity loans	2	376	346	2	2	376	346	2
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	5	1,008	921	67	11	2,298	2,206	186

Business Banking:
Commercial real estate loans	—	—	—	—	3	89	82	32
Commercial loans	1	335	331	24	3	424	446	35
Total Business Banking	1	335	331	24	6	513	528	67

Total	6	$1,343	1,252	91	17	$2,811	2,734	253

Troubled debt restructurings modified within the previous twelve months that have subsequently defaulted:
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	$—	—	—
Home equity loans	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—	—	—

Business Banking:
Commercial real estate loans	2	128	126	35	2	128	126	35
Commercial loans	1	7,444	378	—	1	7,444	378	—
Total Business Banking	3	7,572	504	35	3	7,572	504	35

Total	3	$7,572	504	35	3	$7,572	504	35

The following table provides information as of June 30, 2015 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended June 30, 2015 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	2	$74	—	—	45	119
Home equity loans	1	—	—	2	—	2
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	3	74	—	2	45	121

Business Banking:
Commercial real estate loans	1	—	—	12	—	12
Commercial loans	1	—	—	294	—	294
Total Business Banking	2	—	—	306	—	306

Total	5	$74	—	308	45	427

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

The following table provides information as of June 30, 2015 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the six months ended June 30, 2015 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	4	$74	—	111	45	230
Home equity loans	2	83	—	2	—	85
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	6	157	—	113	45	315

Business Banking:
Commercial real estate loans	1	—	—	12	—	12
Commercial loans	1	—	—	294	—	294
Total Business Banking	2	—	—	306	—	306

Total	8	$157	—	419	45	621

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

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the quarter ended June 30, 2015 (dollars in thousands):

	Number of re-	Type of re-modification
	modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	1	$—	—	—	45	45
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	1	—	—	—	45	45

Business Banking:
Commercial real estate loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Total Business Banking	—	—	—	—	—	—

Total	1	$—	—	—	45	45

No TDRs were re-modified during the quarter ended June 30, 2014.

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the six months ended June 30, 2015 (dollars in thousands):

	Number of re-	Type of re-modification
	modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	1	$—	—	—	45	45
Home equity loans	1	83	—	—	—	83
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	2	83	—	—	45	128

Business Banking:
Commercial real estate loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Total Business Banking	—	—	—	—	—	—

Total	2	$83	—	—	45	128

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the six months ended June 30, 2014 (dollars in thousands):

	Number of re-	Type of re-modification
	modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	1	$—	—	77	—	77
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	1	—	—	77	—	77

Business Banking:
Commercial real estate loans	2	—	—	58	18	76
Commercial loans	1	—	—	—	5	5
Total Business Banking	3	—	—	58	23	81

Total	4	$—	—	135	23	158

The following table provides information related to loan payment delinquencies at June 30, 2015 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$3,250	5,815	16,125	25,190	2,571,980	2,597,170
Home equity loans	3,768	2,090	4,616	10,474	1,045,355	1,055,829
Other consumer loans	5,116	1,767	2,199	9,082	243,309	252,391
Total Personal Banking	12,134	9,672	22,940	44,746	3,860,644	3,905,390

Business Banking:
Commercial real estate loans	3,788	4,919	12,673	21,380	1,838,363	1,859,743
Commercial loans	1,363	159	1,858	3,380	356,144	359,524
Total Business Banking	5,151	5,078	14,531	24,760	2,194,507	2,219,267

Total	$17,285	14,750	37,471	69,506	6,055,151	6,124,657

The following table provides information related to loan payment delinquencies at December 31, 2014 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$27,443	6,970	17,696	52,109	2,469,347	2,521,456
Home equity loans	5,752	1,672	6,606	14,030	1,052,101	1,066,131
Other consumer loans	5,572	2,435	2,450	10,457	232,287	242,744
Total Personal Banking	38,767	11,077	26,752	76,596	3,753,735	3,830,331

Business Banking:
Commercial real estate loans	4,956	2,038	11,099	18,093	1,783,091	1,801,184
Commercial loans	2,262	209	3,475	5,946	352,430	358,376
Total Business Banking	7,218	2,247	14,574	24,039	2,135,521	2,159,560

Total	$45,985	13,324	41,326	100,635	5,889,256	5,989,891

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

The following table sets forth information about credit quality indicators, which were updated during the quarter ended June 30, 2015 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$2,584,438	—	11,362	—	1,370	2,597,170
Home equity loans	1,051,213	—	4,616	—	—	1,055,829
Other consumer loans	250,648	—	1,743	—	—	252,391
Total Personal Banking	3,886,299	—	17,721	—	1,370	3,905,390

Business Banking:
Commercial real estate loans	1,688,449	37,497	133,797	—	—	1,859,743
Commercial loans	301,467	19,793	38,262	2	—	359,524
Total Business Banking	1,989,916	57,290	172,059	2	—	2,219,267

Total	$5,876,215	57,290	189,780	2	1,370	6,124,657

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2014 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Recorded investment in loans receivable
Personal Banking:
Residential mortgage loans	$2,507,269	—	12,763	—	1,424	2,521,456
Home equity loans	1,059,525	—	6,606	—	—	1,066,131
Other consumer loans	240,947	—	1,797	—	—	242,744
Total Personal Banking	3,807,741	—	21,166	—	1,424	3,830,331

Business Banking:
Commercial real estate loans	1,618,269	36,908	145,502	505	—	1,801,184
Commercial loans	286,234	23,690	46,280	2,172	—	358,376
Total Business Banking	1,904,503	60,598	191,782	2,677	—	2,159,560

Total	$5,712,244	60,598	212,948	2,677	1,424	5,989,891

(5)                                 Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	June 30,	December 31,
	2015	2014
Amortizable intangible assets:
Core deposit intangibles — gross	$30,578	30,578
Acquisitions	—	—
Less: accumulated amortization	(30,578)	(30,578)
Core deposit intangibles — net	—	—
Customer and Contract intangible assets — gross	8,234	6,197
Acquisitions	263	2,037
Less: accumulated amortization	(5,738)	(5,201)
Customer and Contract intangible assets — net	$2,759	3,033

The following table shows the actual aggregate amortization expense for the quarters and six months ended June 30, 2015 and 2014, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended June 30, 2015	$269
For the quarter ended June 30, 2014	331
For the six months ended June 30, 2015	537
For the six months ended June 30, 2014	662
For the year ending December 31, 2015	1,074
For the year ending December 31, 2016	835
For the year ending December 31, 2017	597
For the year ending December 31, 2018	429
For the year ending December 31, 2019	260
For the year ending December 31, 2020	92

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banks	Finance	Total
Balance at December 31, 2013	$173,031	1,613	174,644
Goodwill acquired	679	—	679
Impairment losses	—	—	—
Balance at December 31, 2014	173,710	1,613	175,323
Goodwill acquired	175	—	175
Impairment losses	—	—	—
Balance at June 30, 2015	$173,885	1,613	175,498

We are in the process of performing our annual goodwill impairment test as of June 30, 2015 and do not anticipate that goodwill will be impaired.  See the Overview of Critical Accounting Policies Involving Estimates section for a description of our testing procedures.

(6)                                 Guarantees

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures.  Collateral may be obtained based on management’s credit assessment of the customer.  At June 30, 2015, the maximum potential amount of future payments we could be required to make under these standby letters of credit was $25.0 million, of which $24.3 million is fully collateralized.  At June 30, 2015, we had a liability, which represents deferred income, of $1.2 million related to the standby letters of credit.  There are no recourse provisions that would enable us to recover any amounts from third parties.

(7)                                 Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options to purchase 1,711,080 shares of common stock with a weighted average exercise price of $12.64 per share were outstanding during the quarter ended June 30, 2015 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares of $12.32. Stock options to purchase 4,344,225 shares of common stock with a weighted average exercise price of $12.42 per share were outstanding during the six months ended June 30, 2015 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares of $12.11. All stock options outstanding during the quarter and six months ended June 30, 2014 were included in the computation of diluted earnings per share because the stock options’ exercise price was less than the average market price of the common shares of $13.72 and $14.09, respectively.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Quarter ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Reported net income	$15,305	12,674	31,475	27,285

Weighted average common shares outstanding	91,538,172	91,491,654	91,585,766	91,324,169
Dilutive potential shares due to effect of stock options	459,833	1,039,488	364,450	1,118,462
Total weighted average common shares and dilutive potential shares	91,998,005	92,531,142	91,950,216	92,442,631

Basic earnings per share:	$0.17	0.14	0.34	0.30

Diluted earnings per share:	$0.17	0.14	0.34	0.30

(8)                                 Pension and Other Post-retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post retirement healthcare plans for the periods indicated (in thousands):

Components of net periodic benefit cost

	Quarter ended June 30,
	Pension benefits		Other post-retirement benefits
	2015	2014	2015	2014
Service cost	$1,430	1,035	—	—
Interest cost	1,531	1,457	15	17
Expected return on plan assets	(2,593)	(2,416)	—	—
Amortization of prior service cost	(581)	(581)	—	—
Amortization of the net loss	925	357	15	12
Net periodic (benefit)/ cost	$712	(148)	30	29

Components of net periodic benefit cost

	Six months ended June 30,
	Pension benefits		Other post-retirement benefits
	2015	2014	2015	2014
Service cost	$2,860	2,070	—	—
Interest cost	3,062	2,914	30	33
Expected return on plan assets	(5,186)	(4,832)	—	—
Amortization of prior service cost	(1,162)	(1,162)	—	—
Amortization of the net loss	1,850	713	30	24
Net periodic (benefit)/ cost	$1,424	(297)	60	57

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At June 30, 2015 and December 31, 2014, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at June 30, 2015 (in thousands):

	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$292,948	292,948	292,948	—	—
Securities available-for-sale	861,157	861,157	1,932	850,002	9,223
Securities held-to-maturity	61,464	62,957	—	62,957	—
Loans receivable, net	6,065,600	6,389,381	—	—	6,389,381
Accrued interest receivable	18,682	18,682	18,682	—	—
FHLB Stock	38,066	38,066	—	—	—
Total financial assets	$7,337,917	7,663,191	313,562	912,959	6,398,604

Financial liabilities:
Savings and checking deposits	$4,296,954	4,296,954	4,296,954	—	—
Time deposits	1,397,528	1,413,605	—	—	1,413,605
Borrowed funds	899,056	925,318	138,687	—	786,631
Junior subordinated debentures	103,094	108,627	—	—	108,627
Cash flow hedges - swaps	5,454	5,454	—	5,454	—
Accrued interest payable	1,302	1,302	1,302	—	—
Total financial liabilities	$6,703,388	6,751,260	4,436,943	5,454	2,308,863

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at December 31, 2014 (in thousands):

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both June 30, 2015 and December 31, 2014.  There were no transfers of financial instruments between Level 1 and Level 2 during the six months ended June 30, 2015.

The following table represents assets and liabilities measured at fair value on a recurring basis at June 30, 2015 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$1,932	—	—	1,932

Debt securities:
U.S. government and agencies	—	21	—	21
Government sponsored enterprises	—	344,964	—	344,964
States and political subdivisions	—	62,949	—	62,949
Corporate	—	9,707	9,223	18,930
Total debt securities	—	417,641	9,223	426,864

Residential mortgage-backed securities:
GNMA	—	26,977	—	26,977
FNMA	—	66,057	—	66,057
FHLMC	—	37,566	—	37,566
Non-agency	—	619	—	619
Collateralized mortgage obligations:
GNMA	—	6,832	—	6,832
FNMA	—	124,459	—	124,459
FHLMC	—	157,772	—	157,772
SBA	—	8,966	—	8,966
Non-agency	—	3,113	—	3,113
Total mortgage-backed securities	—	432,361	—	432,361

Interest rate swaps	—	(5,454)	—	(5,454)

Total assets and liabilities	$1,932	844,548	9,223	855,703

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

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Quarter ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Beginning balance	$10,306	12,391	10,597	12,251

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	—	—	—
Included in other comprehensive income	(1,083)	152	(1,374)	292

Purchases	—	—	—	—
Sales	—	—	—	—
Transfers in to Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance	$9,223	12,543	9,223	12,543

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at June 30, 2015 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans measured for impairment	$—	—	43,254	43,254

Real estate owned	—	—	13,864	13,864

Total assets	$—	—	57,118	57,118

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

The table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2015 (dollar amounts in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)

Debt securities	$9,223	Discounted cash flow	Discount margin Default rates Prepayment speeds	0.35% to 2.10% (0.69%) 1.00% 1.00% annually

Loans measured for impairment	43,254	Appraisal value (1)	Estimated cost to sell	10%
		Discounted cash flow	Discount rate	3.75% to 6.50% (5.13%)

Real estate owned	13,864	Appraisal value (1)	Estimated cost to sell	10%

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

We are currently a counterparty to three interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV.  The first swap modifies the re-pricing characteristics of Trust III, wherein for a ten year period expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The other two swaps modify the re-pricing characteristics of Trust IV, wherein (i) for a seven year period expiring in December 2015, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and (ii) for a ten year period expiring in December 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contracts is not significant.  At June 30, 2015, $6.1 million of cash was pledged as collateral to the counterparty.

At June 30, 2015, the fair value of the swap agreements was $(5.5) million and was the amount we would have expected to pay if the contracts were terminated.  There was no material hedge ineffectiveness for these swaps.

The following table shows liability derivatives, included in other liabilities, at June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Fair value	$5,454	6,273
Notional amount	75,000	75,000
Collateral posted	6,105	6,805

(11)                          Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of June 30, 2015 we have not accrued for any legal proceedings based on our analysis of currently available information which is subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances.  Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(12)                          Changes in Accumulated Other Comprehensive Income

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended June 30, 2015
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2015	$6,345	(4,034)	(23,534)	(21,223)
Other comprehensive income before reclassification adjustments	(1,788)	488	—	(1,300)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(279)	—	219	(60)

Net other comprehensive loss	(2,067)	488	219	(1,360)

Balance as of June 30, 2015	$4,278	(3,546)	(23,315)	(22,583)

	For the quarter ended June 30, 2014
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2014	$459	(4,973)	(3,581)	(8,095)

Other comprehensive income before reclassification adjustments	3,123	98	—	3,221
Amounts reclassified from accumulated other comprehensive income (3), (4)	(204)	—	(138)	(342)

Net other comprehensive income	2,919	98	(138)	2,879

Balance as of June 30, 2014	$3,378	(4,875)	(3,719)	(5,216)

(1)         Consists of realized gains on securities (gain on sales of investments, net) of $458, net of tax (income tax expense) of $(179).

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

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the six months ended June 30, 2015
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2014	$3,461	(4,078)	(23,753)	(24,370)
Other comprehensive income before reclassification adjustments	1,164	532	—	1,696
Amounts reclassified from accumulated other comprehensive income (1), (2)	(347)	—	438	91

Net other comprehensive income	817	532	438	1,787

Balance as of June 30, 2015	$4,278	(3,546)	(23,315)	(22,583)

	For the six months ended June 30, 2014
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2013	$(3,233)	(5,224)	(3,443)	(11,900)

Other comprehensive income before reclassification adjustments	8,719	349	—	9,068
Amounts reclassified from accumulated other comprehensive income (3), (4)	(2,108)	—	(276)	(2,384)

Net other comprehensive income	6,611	349	(276)	6,684

Balance as of June 30, 2014	$3,378	(4,875)	(3,719)	(5,216)

(1)         Consists of realized gains on securities (gain on sales of investments, net) of $569, net of tax (income tax expense) of $(222).

(2)         Consists of amortization of prior service cost (compensation and employee benefits) of $1,162 and amortization of net loss (compensation and employee benefits) of $(1,880), net of tax (income tax expense) of $280. See note 8.

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

The transaction has been approved by the Boards of Directors of the Company and LNB as well as LNB’s shareholders and both the FDIC and the Pennsylvania Department of Banking. Additionally, the Federal Reserve Bank has issued a non-objection to a waiver request from the obligation to file an application. Completion of the transaction is subject to customary closing conditions. We anticipate both the closing and data conversion to be completed on the weekend of August 14, 2015.

As of June 30, 2015, LNB had total assets of $1.238 billion (unaudited) and net income of $2.3 million (unaudited) and $4.1 (unaudited) for the quarter and six months ended June 30, 2015, respectively.

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

•                                          general economic conditions, either nationally or in our market areas, that are different than expected;

•                                          competition among other financial institutions and non-depository entities;

•                                          inflation and changes in the interest rate environment that impact our margins or the fair value of financial instruments;

•                                          changes in the securities markets;

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

Overview of Critical Accounting Policies Involving Estimates

Please refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2014 Annual Report on Form 10-K.

Executive Summary and Comparison of Financial Condition

Total assets at June 30, 2015 were $7.865 billion, an increase of $89.5 million, or 1.2%, from $7.775 billion at December 31, 2014.  This increase in assets was due to increases in net loans receivable of $143.2 million and interest-earning deposits in other financial institutions of $55.6 million, which were partially offset by a decrease in marketable securities of $93.4 million. The net increase in total assets was funded by increases in total deposits and borrowed funds of $61.9 million and $10.9 million, respectively.

Total loans receivable increased by $134.8 million, or 2.2%, to $6.125 billion at June 30, 2015, from $5.990 billion at December 31, 2014.  Loans funded during the six months ended June 30, 2015, of $996.5 million exceeded loan maturities, principal repayments and mortgage loan sales of $851.0 million. Our business banking loan portfolio increased by $59.7 million, or 2.8%, to $2.219 billion at June 30, 2015 from $2.160 billion at December 31, 2014, as we continue to emphasize the origination of commercial and commercial real estate loans. Our personal banking loan portfolio increased by $75.1 million, or 2.0%, to $3.905 billion at June 30, 2015 from $3.830 billion at December 31, 2014.  This increase is primarily attributable to an increase in residential mortgage loans of $75.7 million as a result of the success of our wholesale lending division and improvements made to the application and underwriting processes which we implemented in the second half of last year.

Total deposits increased by $61.9 million, or 1.1%, to $5.694 billion at June 30, 2015 from $5.633 billion at December 31, 2014. Noninterest-bearing demand deposits increased by $71.1 million, or 8.0%, to $962.3 million at June 30, 2015 from $891.2 million at December 31, 2014. Interest-bearing demand deposits increased by $53.8 million, or 6.2%, to $928.4 million at June 30, 2015 from $874.6 million at December 31, 2014.  Savings deposits increased by $53.7 million, or 4.4%, to $1.263 billion at June 30, 2015 from $1.209 billion at December 31, 2014.  Partially offsetting these increases was a decrease in time deposits of $80.8 million, or 5.5%, to $1.398 billion at June 30, 2015 from $1.478 billion at December 31, 2014.  Additionally, money market deposit accounts decreased by $35.9 million, or 3.0%, to $1.143 billion at June 30, 2015 from $1.179 billion at December 31, 2014.  We believe the increase in more liquid deposit accounts is due primarily to customers’ continued reluctance to lock in time deposits at these historically low rates.  In addition, our checking account marketing campaign has been successful in attracting new customers.

Borrowed funds increased by $11.0 million, or 1.2%, to $899.1 million at June 30, 2015, from $888.1 million at December 31, 2014. During the first quarter of 2015 we borrowed $85.0 million from the FHLB with an average maturity of 8.2 years and an average interest rate of 2.40%. Our intention was to lock in long-term, low-cost borrowings before market interest rates increase in order to fund the FHLB advances that mature in 2015. Partially offsetting this increase was a decrease of $24.0 million in collateralized borrowings and the maturities of $50.0 million of FHLB advances.

Total shareholders’ equity at June 30, 2015 was $1.068 billion, or $11.28 per share, an increase of $5.7 million, or 0.5%, from $1.063 billion, or $11.22 per share, at December 31, 2014.  This increase in equity was the result of net income during the six months ended June 30, 2015 of $31.5 million and a decrease in accumulated other comprehensive loss of $1.8 million due to an improvement in the net unrealized gain of the investment securities portfolio. Partially offsetting these increases was the payment of cash dividends of $25.9 million and the repurchase of 497,800 shares of common stock for $6.0 million during the six months ended June 30, 2015.

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

Quantitative measures, established by regulation to ensure capital adequacy, require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of Total, CET1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined).  Capital ratios are presented in the tables below.  Dollar amounts in the accompanying tables are in thousands.

	At June 30, 2015
			Minimum capital		Well capitalized
	Actual		requirements		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,082,600	20.28%	427,091	8.00%	533,864	10.00%
Northwest Bank	861,704	16.18%	426,039	8.00%	532,549	10.00%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,023,404	19.17%	320,318	6.00%	427,091	8.00%
Northwest Bank	802,644	15.07%	319,529	6.00%	426,039	8.00%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	923,404	17.30%	240,239	4.50%	347,011	6.50%
Northwest Bank	802,644	15.07%	239,647	4.50%	346,157	6.50%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,023,404	13.16%	310,981	4.00%	388,726	5.00%
Northwest Bank	802,644	10.34%	310,442	4.00%	388,053	5.00%

	At December 31, 2014
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,062,802	20.29%	—	—	—	—
Northwest Bank	945,652	18.09%	418,104	8.00%	522,629	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	997,049	19.04%	—	—	—	—
Northwest Bank	880,290	16.84%	209,052	4.00%	313,578	6.00%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	997,049	12.80%	—	—	—	—
Northwest Bank	880,290	11.55%	304,883	4.00%	381,104	5.00%

(1) The Federal Reserve did not have formal capital requirements established for savings and loan holding companies at December 31, 2014.

The following table shows the Basel III regulatory capital levels that must be maintained to avoid limitations on capital distributions and discretionary bonus payments for the periods indicated:

	Basel III Regulatory Capital Requirements
	January 1,	January 1,	January 1,	January 1,
	2016	2017	2018	2019
Common equity tier 1 ratio plus capital conservation buffer	5.125%	5.75%	6.375%	7.00%
Tier 1 risk-based capital ratio plus capital conservation buffer	6.625%	7.25%	7.875%	8.50%
Total risk-based capital ratio plus capital conservation buffer	8.625%	9.25%	9.875%	10.50%

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at June 30, 2015 was 11.6%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments.  At June 30, 2015 Northwest had $1.786 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, as well as $210.4 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

We paid $12.9 million and $104.6 million in cash dividends during the quarters ended June 30, 2015 and 2014, respectively, and $25.9 million and $125.8 million for the six months ended June 30, 2015 and 2014, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 82.4% and 807.1% for the quarters ended June 30, 2015 and 2014, respectively, on regular dividends of $0.14 per share for the quarter ended June 30, 2015 and on regular dividends of $0.13 per share and a special dividend of $1.00 per share for the quarter ended June 30, 2014. The common stock dividend payout ratio was 82.4% and 453.3% for the six months ended June 30, 2015 and 2014, respectively, on regular dividends of $0.28 per share for the six months ended June 30, 2015 and on regular dividends of $0.26 per share and special dividends of $1.10 per share for the six months ended June 30, 2014.  On July 15, 2015, the Board of Directors declared a dividend of $0.14 per share payable on August 13, 2015 to shareholders of record as of July 30, 2015.  This represents the 83rd consecutive quarter we have paid a cash dividend.

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

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Loans 90 days or more delinquent:
Residential mortgage loans	$16,125	$17,696
Home equity loans	4,616	6,606
Other consumer loans	2,199	2,450
Commercial real estate loans	12,673	10,215
Commercial loans	1,858	4,359
Total loans 90 days or more delinquent	$37,471	$41,326
Total real estate owned (REO)	13,864	16,759
Total loans 90 days or more delinquent and REO	51,335	58,085
Total loans 90 days or more delinquent to net loans receivable	0.62%	0.70%
Total loans 90 days or more delinquent and REO to total assets	0.65%	0.75%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more delinquent	$37,471	41,326
Nonaccrual loans - loans less than 90 days delinquent	20,525	38,482
Loans 90 days or more past maturity and still accruing	385	235
Total nonperforming loans	58,381	80,043
Total nonperforming assets	$72,245	96,802
Nonaccrual troubled debt restructured loans *	$15,443	24,459
Accruing troubled debt restructured loans	40,741	37,329
Total troubled debt restructured loans	$56,184	61,788

* Included in nonaccurual loans above.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment. Impaired loans at June 30, 2015 and December 31, 2014 were $115.5 million and $137.2 million, respectively.

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

We utilize a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses.  As part of the analysis as of June 30, 2015, we considered the economic conditions in our markets, such as unemployment and bankruptcy levels as well as changes in estimates of real estate collateral values.  In addition, we considered the overall trends in asset quality, specific reserves already established for criticized loans, historical loss rates and collateral valuations.  As a result of this analysis, the allowance for loan losses decreased by $8.4 million, or 12.5%, to $59.1 million, or 0.96% of total loans, at June 30, 2015 from $67.5 million, or 1.13% of total loans, at December 31, 2014.  This decrease is primarily attributable to the continued improvement in overall asset quality as classified loans and non-accrual loans delinquent 90 days or more decreased by $25.9 million and $3.9 million, respectively, compared to December 31, 2014. Additionally, we have enhanced the procedures for determining environmental reserves and the loss emergence period eliminating the unallocated portion of the allowance for loan losses. This resulted in the allocation of previously unallocated reserves.

We also consider how the levels of non-accrual loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Nonaccrual loans of $58.0 million or 0.95% of total loans receivable, at June 30, 2015 decreased by $21.8 million, or 27.3%, from $79.8 million, or 1.33% of total loans receivable, at December 31, 2014. As a percentage of average loans, annualized net charge-offs decreased to 0.34% for the six months ended June 30, 2015 compared to 0.41% for the year ended December 31, 2014 despite charge-offs in the current year of $6.1 million on a loan to a seed wholesaler and $2.0 million on a loan to a hotel operator.

Comparison of Operating Results for the Quarters Ended June 30, 2015 and 2014

Net income for the quarter ended June 30, 2015 was $15.3 million, or $0.17 per diluted share, an increase of $2.6 million, or 20.8%, from $12.7 million, or $0.14 per diluted share, for the quarter ended June 30, 2014.  The increase in net income resulted from a decrease in the provision for loan losses of $7.2 million, or 87.3%, and an increase in noninterest income of $98,000, or 0.6%. Partially offsetting these improvements were increases in income tax expense of $2.8 million, or 62.6%, and noninterest expense of $1.3 million, or 2.5% and a decrease in net interest income of $595,000, or 0.9%.  Annualized, net income for the quarter ended June 30, 2015 represents a 5.77% and 0.78% return on average equity and return on average assets, respectively, compared to 4.77% and 0.64% for the same quarter last year.  A discussion of significant changes follows.

Interest Income

Total interest income decreased by $1.0 million, or 1.3%, to $76.0 million for the quarter ended June 30, 2015 from $77.0 million for the quarter ended June 30, 2014. This decrease is the result of decreases in both the average balance and average yield on interest earning assets. The average balance of interest earning assets decreased by $67.6 million, or 0.9%, to $7.343 billion for the quarter ended June 30, 2015 from $7.410 billion for the quarter ended June 30, 2014 while the average yield earned on interest earning assets decreased to 4.15% for the quarter ended June 30, 2015 from 4.17% for the quarter ended June 30, 2014.

Interest income on loans receivable increased by $259,000, or 0.4%, to $71.0 million for the quarter ended June 30, 2015 from $70.7 million for the quarter ended June 30, 2014.  This increase in interest income on loans receivable can be attributed to an increase in the average balance of loans receivable which increased by $240.4 million, or 4.1%, to $6.074 billion for the quarter ended June 30, 2015 from $5.834 billion for the quarter ended June 30, 2014.  This increase is due to continued success in growing business banking relationships and the retention of the residential mortgage loans originated by our wholesale lending function. Partially offsetting this increase was a decline in the average yield which decreased to 4.69% for the quarter ended June 30, 2015 from 4.86% for the quarter ended June 30, 2014.  The continued decline in average yield is due primarily to the historically low level of market interest rates.

Interest income on mortgage-backed securities decreased by $608,000, or 22.8%, to $2.1 million for the quarter ended June 30, 2015 from $2.7 million for the quarter ended June 30, 2014.  This decrease is the result of decreases in both the average balance and average yield. The average balance of mortgage-backed securities decreased by $123.3 million, or 20.5%, to $477.8 million for the quarter ended June 30, 2015 from $601.1 million for the quarter ended June 30, 2014 due primarily to redirecting cash flows from these securities to fund loan growth, repurchase our common stock and to pay dividends over the past year.  The average yield on mortgage-backed securities decreased to 1.72% for the quarter ended June 30, 2015 from 1.77% for the quarter ended June 30, 2014 due primarily to the pay-down of higher rate securities.

Interest income on investment securities decreased by $340,000, or 13.0%, to $2.3 million for the quarter ended June 30, 2015 from $2.6 million for the quarter ended June 30, 2014. This decrease is the result of decreases in both the average balance and average yield.  The average yield of investment securities decreased to 1.88% for the quarter ended June 30, 2015 from 2.06% for the quarter ended June 30, 2014.  This decrease is primarily the result of higher rate, tax-free, municipal securities maturing or being called and when replaced, being replaced by lower yielding, shorter duration government agency securities.  The average balance of investment securities decreased by $24.6 million, or 4.9%, to $482.7 million for the quarter ended June 30, 2015 from $507.3 million for the quarter ended June 30, 2014.  This decrease is due primarily to the maturity or call of municipal and government agency securities and the use of these proceeds to primarily fund loan growth.

Regular dividends on FHLB stock decreased by $222,000, or 31.9%, to $475,000 for the quarter ended June 30, 2015 from $697,000 for the quarter ended June 30, 2014. This decrease is due primarily to the timing of when the FHLB resumed the payment of regular dividends in 2014. As a result, the average yield decreased to 5.35% for the quarter ended June 30, 2015 from 6.34% for the quarter ended June 30, 2014. Additionally, the average balance decreased by $8.3 million, or 19.0%, to $35.6 million for the quarter ended June 30, 2015 from $43.9 million for the quarter ended June 30, 2014. FHLB dividends are included in the taxable investment securities line of the interest income section of our Consolidated Statements of Income.

Interest income on interest-earning deposits decreased by $106,000, or 37.1%, to $180,000 for the quarter ended June 30, 2015 from $286,000 for the quarter ended June 30, 2014.  This decrease is due to a decrease in the average balance of $151.7 million, or 35.8%, to $272.7 million for the quarter ended June 30, 2015 from $424.4 million for the quarter ended June 30, 2014, due to the utilization of cash to fund loan growth, repurchase our common stock and pay dividends over the past year.  The average yield on interest-earning deposits decreased slightly to 0.26% for the quarter ended June 30, 2015 from 0.27% for the quarter ended June 30, 2014.

Interest Expense

Interest expense decreased by $422,000, or 3.0%, to $13.8 million for the quarter ended June 30, 2015 from $14.2 million for the quarter ended June 30, 2014.  This decrease in interest expense was due primarily to a decrease in the average balance of interest-bearing liabilities, which decreased by $118.9 million, or 2.0%, to $5.773 billion for the quarter ended June 30, 2015 from $5.892 billion for the quarter ended June 30, 2014. The decrease in average interest-bearing liabilities resulted primarily from a reduction in average time deposits of $188.8 million, or 11.8%, compared to last year, as consumers continue to shift investment priorities to demand deposit products as well as to withdraw funds for living expenses. The decrease in time deposits was partially offset by an increase in the average balance of borrowed funds of $57.1 million, or 6.5%, from the prior year due to $85.0 million of FHLB advances borrowed during the first quarter of 2015 in order to lock-in low rate, long-term funding to replace advances maturing this year. The average cost of interest-bearing liabilities decreased slightly to 0.96% for the quarter ended June 30, 2015 from 0.97% for the quarter ended June 30, 2014 as a result of the change in deposit mix and lower interest rates on new FHLB advances.

Net Interest Income

Net interest income decreased by $595,000, or 0.9%, to $62.2 million for the quarter ended June 30, 2015 from $62.8 million for the quarter ended June 30, 2014.  This decrease is attributable to the factors discussed above. Redirecting existing funds and cash flow from investment securities to fund loan growth helped mitigate overall lower market interest rates as we maintained our net interest spread and margin.  Our net interest rate spread decreased by one basis point to 3.19% for the quarter ended June 30, 2015 from 3.20% for the quarter ended June 30, 2014 and our net interest margin remained unchanged at 3.39% for the quarters ended June 30, 2015 and 2014.

Provision for Loan Losses

The provision for loan losses decreased by $7.2 million, or 87.3%, to $1.1 million for the quarter ended June 30, 2015 from $8.3 million for the quarter ended June 30, 2014.  This decrease is due primarily to continued improvements in overall asset quality as classified loans decreased by $19.5 million, or 9.3%, to $191.2 million at June 30, 2015 from $210.7 million at June 30, 2014.  In addition, total nonaccrual loans decreased by $38.8 million, or 40.1%, to $58.0 million at June 30, 2015 from $96.8 million at June 30, 2014 and loans 90 days or more delinquent decreased by $13.8 million, or 26.9%, to $37.5 million at June 30, 2015 from $51.3 million at June 30, 2014.  Additionally, during the prior years’ quarter two business banking loans required combined provisions of $3.2 million.

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

Noninterest Income

Noninterest income increased by $98,000, or 0.6%, to $16.5 million for the quarter ended June 30, 2015 from $16.4 million for the quarter ended June 30, 2014. The increase is primarily attributable to increases in gain on sale of investments and service charges and fees. Gain on sale of investments increased by $217,000, or 62.2%, to $566,000 for the quarter ended June 30, 2015 from $349,000 for the quarter ended June 30, 2014. This increase is due primarily to a $360,000 recovery on a called security for which we had previously recorded other-than-temporary-impairment. Service charges and fees increased by $186,000, or 2.1%, to $9.2 million for the quarter ended June 30, 2015 from $9.0 million for the quarter ended June 30, 2014 due primarily to an increase in the number of loan and transaction deposit customers as well as adjustments to deposit account fees made in late 2014.  Partially offsetting these increases was a decrease in other operating income of $249,000, or 25.1% to $742,000 for the quarter ended June 30, 2015 from $991,000 for the quarter ended June 30, 2014 due primarily to an insurance settlement received in 2014.

Noninterest Expense

Noninterest expense increased by $1.3 million, or 2.5%, to $55.1 million for the quarter ended June 30, 2015 from $53.8 million for the quarter ended June 30, 2014.  This increase is primarily the result of increases in processing expenses, compensation and employee benefits and acquisition costs. Processing expense increased by $753,000, or 11.3%, to $7.4 million for the quarter ended June 30, 2015 from $6.6 million for the quarter ended June 30, 2014, due primarily to technology upgrades including the implementation of software that provides our customers with enhanced security for online financial transactions.  Compensation and employee benefits increased by $377,000, or 1.3%, to $28.9 million for the quarter ended June 30, 2015 from $28.5 million for the quarter ended June 30, 2014.  This increase is primarily the result of increased retirement benefit costs during the current year.  Additionally, expenses totaling $467,000 were incurred during the quarter ended June 30, 2015 related to the impending acquisition of LNB Bancorp, Inc. Partially offsetting these increases was a decrease in office operations of $360,000, or 9.3%, to $3.5 million for the quarter ended June 30, 2015 from $3.9 million for the quarter ended June 30, 2014 due primarily to reduced collection costs. Professional services also declined from the prior year by $123,000, or 6.9%, to $1.7 million for the quarter ended June 30, 2015 from $1.8 million for the quarter ended June 30, 2014 as a result of the completion of a third party review of our compliance management system.

Income Taxes

The provision for income taxes increased by $2.8 million, or 62.6%, to $7.2 million for the quarter ended June 30, 2015 from $4.4 million for the quarter ended June 30, 2014.  This increase in income tax expense is primarily the result of an increase in pretax income of $5.4 million, or 31.6%, and a reduction in tax-free income from municipal bonds as well as a lower amount of Pennsylvania state tax credits anticipated for 2015.  Our effective tax rate for the quarter ended June 30, 2015 was 32.0% compared to 25.9% for the quarter ended June 30, 2014.  Additionally, the prior year benefited from the tax deductibility of the special common stock dividend paid on shares held by our benefit plans. We anticipate our effective tax rate to be between 31.0% and 33.0% during 2015.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and 2014

Net income for the six months ended June 30, 2015 was $31.5 million, or $0.34 per diluted share, an increase of $4.2 million, or 15.4%, from $27.3 million, or $0.30 per diluted share, for the six months ended June 30, 2014.  The increase in net income resulted from a decrease in the provision for loan losses of $13.8 million, or 87.6%, and an increase in net interest income of $1.3 million, or 1.0%. Partially offsetting these improvements were increases in income tax expense of $4.3 million, or 45.0%, and noninterest expense of $1.8 million, or 1.8%, and a decrease in noninterest income of $4.6 million, or 13.0%.  Annualized, net income for the six months ended June 30, 2015 represents a 5.97% and 0.81% return on average equity and return on average assets, respectively, compared to 4.97% and 0.69% for the same six month period last year.  A discussion of significant changes follows.

Interest Income

Total interest income increased by $537,000, or 0.4%, to $152.9 million for the six months ended June 30, 2015 from $152.3 million for the six months ended June 30, 2014. This increase is the result of an increase in the average yield earned on interest earning assets to 4.19% for the six months ended June 30, 2015 from 4.17% for the six months ended June 30, 2014 and a special dividend of $1.0 million from the FHLB received in the first quarter of 2015.  Partially offsetting these factors was a decrease in the average balance on interest earning assets of $49.6 million, or 0.7%, to $7.311 billion for the six months ended June 30, 2015 from $7.361 billion for the six ended June 30, 2014.

Interest income on loans receivable increased by $1.7 million, or 1.2%, to $141.7 million for the six months ended June 30, 2015 from $140.0 million for the six months ended June 30, 2014.  This increase in interest income on loans receivable can be attributed to an increase in the average balance of loans receivable of $218.2 million, or 3.7%, to $6.047 billion for the six months ended June 30, 2015 from $5.829 billion for the six months ended June 30, 2014.  This increase is due to continued success in growing business banking relationships and the retention of the residential mortgage loans originated by our wholesale lending function. Partially offsetting this increase was a decline in the average yield which decreased to 4.73% for the six months ended June 30, 2015 from 4.85% for the six months ended June 30, 2014.  The continued decline in average yield is due primarily to the historically low level of market interest rates.

Interest income on mortgage-backed securities decreased by $1.2 million, or 21.4%, to $4.3 million for the six months ended June 30, 2015 from $5.5 million for the six months ended June 30, 2014.  This decrease is the result of decreases in both the average balance and average yield. The average balance of mortgage-backed securities decreased by $118.9 million, or 19.4%, to $492.2 million for the six months ended June 30, 2015 from $611.1 million for the six months ended June 30, 2014 due primarily to redirecting cash flows from these securities to fund loan growth, repurchase our common stock and pay dividends over the past year.  The average yield on mortgage-backed securities decreased to 1.74% for the six months ended June 30, 2015 from 1.79% for the six months ended June 30, 2014 due primarily to the pay-down of higher rate securities.

Interest income on investment securities decreased by $682,000, or 12.8%, to $4.7 million for the six months ended June 30, 2015 from $5.3 million for the six months ended June 30, 2014. This decrease is the result of decreases in both the average balance and average yield.  The average yield on investment securities decreased to 1.93% for the six months ended June 30, 2015 from 2.11% for the six months ended June 30, 2014.  This decrease is primarily the result of higher rate, tax-free, municipal securities maturing or being called and if replaced, being replaced by lower yielding, shorter duration government agency securities.  The average balance of investment securities decreased by $22.9 million, or 4.5%, to $484.4 million for the six months ended June 30, 2015 from $507.3 million for the six months ended June 30, 2014.  This decrease is due primarily to the maturity or call of municipal and government agency securities and the use of these proceeds to fund loan growth.

Dividends on FHLB stock increased by $905,000, or 93.0%, to $1.9 million for the six months ended June 30, 2015 from $973,000 for the six months ended June 30, 2014. This increase is due a $1.0 million special dividend paid in the first quarter of 2015.  Additionally, the average yield, exclusive of the special dividend, increased to 4.71% for the six months ended June 30, 2015 from 4.44% for the six months ended June 30, 2014. Partially offsetting these factors was a decrease in the average balance of $7.9 million, or 18.2%, to $35.9 million for the six months ended June 30, 2015 from $43.8 million for the six months ended June 30, 2014. FHLB dividends are included in the taxable investment securities line of the interest income section of our Consolidated Statements of Income.

Interest income on interest-earning deposits decreased by $167,000, or 34.4%, to $319,000 for the six months ended June 30, 2015 from $486,000 for the six months ended June 30, 2014.  This decrease is due to a decrease in the average balance of $118.1 million, or 31.9%, to $252.2 million for the six months ended June 30, 2015 from $370.3 million for the six months ended June 30, 2014, due to the utilization of cash to fund loan growth, repurchase our common stock and pay dividends over the past year.  The average yield on interest-earning deposits decreased slightly to 0.25% for the six months ended June 30, 2015 from 0.26% for the six months ended June 30, 2014.

Interest Expense

Interest expense decreased by $727,000, or 2.6%, to $27.7 million for the six months ended June 30, 2015 from $28.4 million for the six months ended June 30, 2014.  This decrease in interest expense was due to a decrease in the average balance of interest-bearing liabilities, which decreased by $95.5 million, or 1.6%, to $5.782 billion for the six months ended June 30, 2015 from $5.878 billion for the six months ended June 30, 2014. The decrease in average interest-bearing liabilities resulted primarily from a reduction in average time deposits of $190.8 million, or 11.8%, compared to last year, as consumers continue to shift investment priorities to demand deposit products as well as to utilize funds for living expenses. The decrease in time deposits was partially offset by an increase in the average balance of borrowed funds of $68.3 million, or 7.8%, from the prior year due primarily to $85.0 million of FHLB advances borrowed during the first quarter of 2015 and an increase of $27.0 million, or 0.8%, in non-maturity deposit accounts. The average cost of interest-bearing liabilities remained unchanged at 0.97% for the six months ended June 30, 2015 and 2014.

Net Interest Income

Net interest income increased by $1.3 million, or 1.0%, to $125.2 million for the six months ended June 30, 2015 from $123.9 million for the six months ended June 30, 2014.  This increase is attributable to the factors discussed above. Solid loan growth enabled us to redirect cash flows from lower yielding cash and investments which helped offset overall lower market interest rates and increase our net interest spread and margin.  Our net interest rate spread increased to 3.22% for the six months ended June 30, 2015 from 3.20% for the six months ended June 30, 2014 and our net interest margin increased to 3.40% for the six months ended June 30, 2015 from 3.37% for the six months ended June 30, 2014.

Provision for Loan Losses

The provision for loan losses decreased by $13.8 million, or 87.6%, to $2.0 million for the six months ended June 30, 2015 from $15.8 million for the six months ended June 30, 2014.  This decrease is due primarily to continued improvements in overall asset quality as classified loans decreased by $19.5 million, or 9.3%, to $191.2 million at June 30, 2015 from $210.7 million at June 30, 2014 and total delinquent loans decreased by $15.2 million, or 18.0%, to $69.5 million at June 30, 2015 from $84.7 million at June 30, 2014.  In addition, total nonaccrual loans decreased by $38.8 million, or 40.1%, to $58.0 million at June 30, 2015 from $96.8 million at June 30, 2014 and loans 90 days or more delinquent decreased by $13.8 million, or 26.9%, to $37.5 million at June 30, 2015 from $51.3 million at June 30, 2014. Additionally, during the first half of the prior year two business banking loans required combined reserves of $8.2 million.

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

Noninterest Income

Noninterest income decreased by $4.6 million, or 13.0%, to $31.2 million for the six months ended June 30, 2015 from $35.8 million for the six months ended June 30, 2014. The decrease is primarily attributable to a decrease in the gain on sale of investments and an increase in loss on real estate owned.  Gain on sale of investments decreased by $3.0 million, or 82.1%, to $661,000 for the six months ended June

30, 2015 from $3.7 million for the six months ended June 30, 2014 as a result of the sale of equity securities during the first half of 2014.  Loss on real estate owned increased by $890,000, or 127.7%, to $1.6 million for the six months ended June 30, 2015 from $697,000 for the six months ended June 30, 2014.  This increase is due primarily to the write-down of one commercial property in the first quarter of 2015. Partially offsetting these factors was an increase in services charges and fees of $437,000, or 2.5%, to $17.9 million for the six months ended June 30, 2015 from $17.5 million for the six months ended June 30, 2014. This increase is due primarily to an increase in the number of loan and transaction deposit customers as well as adjustments to deposit account fees made in late 2014.

Noninterest Expense

Noninterest expense increased by $1.8 million, or 1.8%, to $108.8 million for the six months ended June 30, 2015 from $107.0 million for the six months ended June 30, 2014.  This increase is primarily the result of increases in processing expenses, marketing expenses and acquisition costs. Processing expense increased by $1.4 million, or 10.3%, to $14.6 million for the six months ended June 30, 2015 from $13.2 million for the six months ended June 30, 2014, due primarily to software and software amortization expense related to upgrades made during the past two years and the implementation of software that provides our customers with enhanced security for online financial transactions. Marketing expenses increased by $598,000, or 13.1%, to $5.2 million for the six months ended June 30, 2015 from $4.6 million for the six months ended June 30, 2014.  This increase is primarily the result of the timing of loan and checking account campaigns.  Additionally, expenses totaling $814,000 were incurred during the six months ended June 30, 2015 related to the impending acquisition of LNB.  Partially offsetting these increases was a decrease in office operations of $437,000, or 5.7%, to $7.2 million for the six months ended June 30, 2015 from $7.6 million for the six months ended June 30, 2014 due primarily to reduced collection costs. Professional services also declined from the prior year by $393,000, or 10.2%, to $3.4 million for the six months ended June 30, 2015 from $3.8 million for the six months ended June 30, 2014 as a result of the completion of a third party review of our compliance management system during 2014.

Income Taxes

The provision for income taxes increased by $4.3 million, or 45.0%, to $14.0 million for the six months ended June 30, 2015 from $9.7 million for the six months ended June 30, 2014.  This increase in income tax expense is primarily the result of an increase in pretax income of $8.5 million, or 23.1%, and a reduction in tax free income from municipal bonds as well as a lower amount of Pennsylvania state tax credits anticipated for 2015.  Our effective tax rate for the six months ended June 30, 2015 was 30.8% compared to 26.2% for the six months ended June 30, 2014.  Additionally, the prior year benefited from the tax deductibility of the special common stock dividends paid on shares held by our benefit plans. We anticipate our effective tax rate to be between 31.0% and 33.0% during 2015.

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

	Quarter ended June 30,
	2015			2014
			Avg.			Avg.
	Average		yield/	Average		yield/
	balance	Interest	cost (f)	balance	Interest	cost (f)
Assets:
Interest-earning assets:
Loans receivable (a) (b) (includes FTE adjustments of $460 and $540, respectively)	$6,073,911	71,445	4.72%	5,833,540	71,266	4.90%
Mortgage-backed securities (c)	477,800	2,058	1.72%	601,066	2,666	1.77%
Investment securities (c) (includes FTE adjustments of $615 and $860, respectively)	482,670	2,887	2.39%	507,315	3,472	2.74%
FHLB stock	35,608	475	5.35%	43,944	697	6.34%
Other interest-earning deposits	272,691	180	0.26%	424,434	286	0.27%

Total interest-earning assets (includes FTE adjustments of $1,075 and $1,400, respectively)	7,342,680	77,045	4.21%	7,410,299	78,387	4.23%

Noninterest earning assets (d)	529,528			528,914

Total assets	$7,872,208			7,939,213

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$1,263,785	838	0.27%	1,239,563	821	0.27%
Interest-bearing checking deposits	920,071	131	0.06%	896,014	149	0.07%
Money market deposit accounts	1,147,017	759	0.27%	1,182,542	792	0.27%
Time deposits	1,409,740	3,963	1.13%	1,598,523	4,659	1.17%
Borrowed funds (e)	929,744	6,929	2.99%	872,653	6,623	3.04%
Junior subordinated debentures	103,094	1,172	4.50%	103,094	1,170	4.49%

Total interest-bearing liabilities	5,773,451	13,792	0.96%	5,892,389	14,214	0.97%

Noninterest-bearing checking deposits	957,912			852,253
Noninterest-bearing liabilities	77,075			128,072

Total liabilities	6,808,438			6,872,714

Shareholders’ equity	1,063,770			1,066,499

Total liabilities and shareholders’ equity	$7,872,208			7,939,213

Net interest income/ Interest rate spread		63,253	3.25%		64,173	3.26%

Net interest-earning assets/ Net interest margin	$1,569,229		3.45%	1,517,910		3.46%

Ratio of interest-earning assets to interest-bearing liabilities	1.27X			1.26X

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

(f) Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 4.69% and 4.86%, respectively; Investment securities — 1.88% and 2.06%, respectively; interest-earning assets — 4.15% and 4.17%, respectively. GAAP basis net interest rate spreads were 3.19% and 3.20%, respectively; and GAAP basis net interest margins were 3.39% and 3.39%, respectively.

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

Quarters ended June 30, 2015 and 2014

			Net
	Rate	Volume	Change
Interest earning assets:
Loans receivable	$(2,766)	2,945	179
Mortgage-backed securities	(77)	(531)	(608)
Investment securities	(416)	(169)	(585)
FHLB stock	(100)	(122)	(222)
Other interest-earning deposits	(4)	(102)	(106)
Total interest-earning assets	(3,363)	2,021	(1,342)

Interest-bearing liabilities:
Savings deposits	1	16	17
Interest-bearing checking deposits	(21)	3	(18)
Money market deposit accounts	(9)	(24)	(33)
Time deposits	(146)	(550)	(696)
Borrowed funds	(119)	425	306
Junior subordinated debentures	2	—	2
Total interest-bearing liabilities	(292)	(130)	(422)

Net change in net interest income	$(3,071)	2,151	(920)

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

	Six months ended June 30,
	2015			2014
			Avg.			Avg.
	Average		yield/	Average		yield/
	balance	Interest	cost (f)	balance	Interest	cost (f)
Assets:
Interest-earning assets:
Loans receivable (a) (b) (includes FTE adjustments of $931 and $1,084, respectively)	$6,046,741	142,627	4.76%	5,828,500	141,132	4.88%
Mortgage-backed securities (c)	492,209	4,292	1.74%	611,050	5,459	1.79%
Investment securities (c) (includes FTE adjustments of $1,341 and $1,752, respectively)	484,366	6,006	2.48%	507,334	7,099	2.80%
FHLB stock (g)	35,872	1,878	4.71%	43,830	973	4.44%
Other interest-earning deposits	252,210	319	0.25%	370,292	486	0.26%

Total interest-earning assets (includes FTE adjustments of $2,272 and $2,836, respectively)	7,311,398	155,122	4.25%	7,361,006	155,149	4.25%

Noninterest earning assets (d)	569,689			573,837

Total assets	$7,881,087			7,934,843

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$1,247,854	1,651	0.27%	1,224,042	1,624	0.27%
Interest-bearing checking deposits	899,260	262	0.06%	873,972	288	0.07%
Money market deposit accounts	1,156,079	1,524	0.27%	1,178,202	1,574	0.27%
Time deposits	1,430,989	8,020	1.13%	1,621,745	9,425	1.17%
Borrowed funds (e)	945,192	13,904	2.97%	876,897	13,180	3.03%
Junior subordinated debentures	103,094	2,330	4.50%	103,094	2,327	4.49%

Total interest-bearing liabilities	5,782,468	27,691	0.97%	5,877,952	28,418	0.97%

Noninterest-bearing checking deposits	936,090			833,750
Noninterest-bearing liabilities	98,992			114,994

Total liabilities	6,817,550			6,826,696

Shareholders’ equity	1,063,537			1,108,147

Total liabilities and shareholders’ equity	$7,881,087			7,934,843

Net interest income/ Interest rate spread		127,431	3.28%		126,731	3.28%

Net interest-earning assets/ Net interest margin	$1,528,930		3.46%	1,483,054		3.44%

Ratio of interest-earning assets to interest-bearing liabilities	1.26X			1.25X

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

(f) Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 4.73% and 4.85%, respectively; Investment securities — 1.93% and 2.11%, respectively; interest-earning assets — 4.19% and 4.17%, respectively. GAAP basis net interest rate spreads were 3.22% and 3.20%, respectively; and GAAP basis net interest margins were 3.40% and 3.37%, respectively.

(g) Excludes the $1.0 million special dividend paid in February 2015 from the average yield calculation.

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

Six months ended June 30, 2015 and 2014

			Net
	Rate	Volume	Change
Interest earning assets:
Loans receivable	$(3,833)	5,328	1,495
Mortgage-backed securities	(105)	(1,062)	(1,167)
Investment securities	(808)	(285)	(1,093)
FHLB stock	1,099	(194)	905
Other interest-earning deposits	(12)	(155)	(167)
Total interest-earning assets	(3,659)	3,632	(27)

Interest-bearing liabilities:
Savings deposits	(5)	32	27
Interest-bearing checking deposits	(33)	7	(26)
Money market deposit accounts	(20)	(30)	(50)
Time deposits	(336)	(1,069)	(1,405)
Borrowed funds	(281)	1,005	724
Junior subordinated debentures	3	—	3
Total interest-bearing liabilities	(672)	(55)	(727)

Net change in net interest income	$(2,987)	3,687	700

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

We have an Asset/Liability Committee consisting of members of management which meets monthly to review market interest rates, economic conditions, the pricing of interest-earning assets and interest-bearing liabilities and the balance sheet structure.  On a quarterly basis, this Committee also reviews the interest rate risk position and cash flow projections.

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

Net interest income simulation.  Given a non-parallel shift of 100 basis points (“bps”), 200 bps and 300 bps in interest rates, the estimated net income may not decrease by more than 5%, 10% and 15%, respectively, within a one-year period.

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at June 30, 2015 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from June 30, 2015 levels.

	Increase			Decrease
Non-parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/ (decrease) in net interest income	(1.4)%	(2.0)%	(3.2)%	(4.2)%
Projected percentage increase/ (decrease) in net income	(2.9)%	(3.3)%	(5.2)%	(13.6)%
Projected increase/ (decrease) in return on average equity	(2.8)%	(3.1)%	(5.0)%	(13.3)%
Projected increase/ (decrease) in earnings per share	$(0.02)	$(0.03)	$(0.04)	$(0.09)
Projected percentage increase/ (decrease) in market value of equity	(3.7)%	(8.7)%	(14.4)%	(2.4)%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)                                  Not applicable.

b.)                                  Not applicable.

c.)                                   The following table discloses information regarding the repurchase of shares of common stock during the quarter ending June 30, 2015:

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (1)	Maximum number of shares yet to be purchased under the plan (1)
April	111,300	$12.18	111,300	195,989
May	5,300	12.40	5,300	190,689
June	63,200	12.51	63,200	127,489
	179,800	$12.30

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (2)	Maximum number of shares yet to be purchased under the plan (2)
April	—	$—	—	5,000,000
May	—	—	—	5,000,000
June	—	—	—	5,000,000
	—	$—

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	August 10, 2015	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	August 10, 2015	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller
(Principal Accounting Officer)