Form 10-Q
period 2015-09-30
Northwest Bancshares, Inc.
filed 2015-11-09
CIK 1471265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock ($0.01 par value) 101,768,906 shares outstanding as of October 30, 2015

NORTHWEST BANCSHARES, INC.

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2015	2014
Assets
Cash and due from banks	$91,406	87,401
Interest-earning deposits in other financial institutions	3,206	152,671
Federal funds sold and other short-term investments	1,013	634
Marketable securities available-for-sale (amortized cost of $965,965 and $906,702)	976,677	912,371
Marketable securities held-to-maturity (fair value of $48,511 and $106,292)	47,299	103,695
Total cash and investments	1,119,601	1,256,772

Personal Banking loans:
Residential mortgage loans	2,712,537	2,521,456
Home equity loans	1,203,190	1,066,131
Other consumer loans	494,714	242,744
Total Personal Banking loans	4,410,441	3,830,331
Business Banking loans:
Commercial real estate loans	2,330,864	1,801,184
Commercial loans	410,308	358,376
Total Business Banking loans	2,741,172	2,159,560
Total loans	7,151,613	5,989,891
Allowance for loan losses	(60,547)	(67,518)
Total loans, net	7,091,066	5,922,373

Federal Home Loan Bank stock, at cost	40,115	33,293
Accrued interest receivable	22,098	18,623
Real estate owned, net	10,391	16,759
Premises and equipment, net	153,841	143,909
Bank owned life insurance	167,258	144,362
Goodwill	261,319	175,323
Other intangible assets	9,712	3,033
Other assets	59,507	60,586
Total assets	$8,934,908	7,775,033

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing checking deposits	$1,127,864	891,248
Interest-bearing checking deposits	1,097,969	874,623
Money market deposit accounts	1,277,878	1,179,070
Savings deposits	1,378,958	1,209,287
Time deposits	1,762,073	1,478,314
Total deposits	6,644,742	5,632,542

Borrowed funds	927,219	888,109
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	119,332	103,094
Advances by borrowers for taxes and insurance	18,216	30,507
Accrued interest payable	1,816	936
Other liabilities	62,246	57,198
Total liabilities	7,773,571	6,712,386

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 101,725,112 and 94,721,453 shares issued, respectively	1,017	947
Paid-in capital	714,730	626,134
Retained earnings	487,048	481,577
Unallocated common stock of employee stock ownership plan	(21,398)	(21,641)
Accumulated other comprehensive loss	(20,060)	(24,370)
Total shareholders’ equity	1,161,337	1,062,647
Total liabilities and shareholders’ equity	$8,934,908	7,775,033

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	Quarter ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income:
Loans receivable	$76,087	70,820	217,783	210,868
Mortgage-backed securities	2,230	2,504	6,522	7,963
Taxable investment securities	1,689	1,456	5,741	4,523
Tax-free investment securities	986	1,561	3,477	4,814
Interest-earning deposits	99	187	418	673
Total interest income	81,091	76,528	233,941	228,841

Interest expense:
Deposits	6,163	6,305	17,620	19,216
Borrowed funds	7,987	7,882	24,221	23,389
Total interest expense	14,150	14,187	41,841	42,605

Net interest income	66,941	62,341	192,100	186,236
Provision for loan losses	3,167	3,466	5,117	19,236
Net interest income after provision for loan losses	63,774	58,875	186,983	167,000

Noninterest income:
Gain on sale of investments	260	852	921	4,549
Service charges and fees	9,945	9,665	27,832	27,115
Trust and other financial services income	3,062	2,976	8,932	9,078
Insurance commission income	2,398	1,778	7,036	6,579
Loss on real estate owned, net	(246)	(240)	(1,833)	(937)
Income from bank owned life insurance	1,166	1,083	3,087	3,134
Mortgage banking income	267	239	725	753
Other operating income	1,288	1,384	2,590	3,274
Total noninterest income	18,140	17,737	49,290	53,545

Noninterest expense:
Compensation and employee benefits	31,000	28,047	87,815	84,562
Premises and occupancy costs	6,072	5,642	18,238	17,939
Office operations	3,892	3,419	11,080	11,044
Processing expenses	8,126	6,723	22,723	19,951
Marketing expenses	1,691	2,211	6,857	6,779
Federal deposit insurance premiums	1,177	1,242	3,810	3,877
Professional services	1,529	1,854	4,973	5,691
Amortization of other intangible assets	422	330	959	992
Real estate owned expense	471	636	1,677	1,734
Acquisition expense	7,590	—	8,404	—
Other expenses	1,834	3,250	6,114	7,754
Total noninterest expense	63,804	53,354	172,650	160,323

Income before income taxes	18,110	23,258	63,623	60,222

Federal and state income taxes	5,238	5,926	19,276	15,605

Net income	$12,872	17,332	44,347	44,617

Basic earnings per share	$0.14	0.19	0.48	0.49

Diluted earnings per share	$0.13	0.19	0.48	0.48

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Quarter ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Income	$12,872	17,332	44,347	44,617
Other comprehensive income net of tax:
Net unrealized holding gains/ (losses) on marketable securities:
Unrealized holding gains/ (losses) net of tax of $(1,520), $1,002, $(2,266) and $(4,574), respectively	2,379	(1,570)	3,543	7,149
Reclassification adjustment for gains included in net income, net of tax of $77, $268, $299 and $1,616 respectively	(120)	(419)	(467)	(2,527)
Net unrealized holding gains on marketable securities	2,259	(1,989)	3,076	4,622

Change in fair value of interest rate swaps, net of tax of $(24), $(367), $(311) and $(555), respectively	45	680	577	1,029

Defined benefit plan:
Reclassification adjustment for prior period service costs included in net income, net of tax of $(140), $74, $(420) and $223, respectively	219	(138)	657	(414)

Other comprehensive income/ (loss)	2,523	(1,447)	4,310	5,237

Total comprehensive income	$15,395	15,885	48,657	49,854

 See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, expect share data)

Quarter ended September 30, 2014

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at June 30, 2014	94,949,695	$949	626,213	471,038	(5,216)	(22,200)	1,070,784

Comprehensive income:
Net income	—	—	—	17,332	—	—	17,332

Other comprehensive loss, net of tax of $977	—	—	—	—	(1,447)	—	(1,447)

Total comprehensive income/ (loss)	—	—	—	17,332	(1,447)	—	15,885

Exercise of stock options	45,124	1	476	—	—	—	477

Stock compensation expense	—	—	1,059	—	—	402	1,461

Dividends paid ($0.13 per share)	—	—	—	(12,067)	—	—	(12,067)

Ending balance at September 30, 2014	94,994,819	$950	627,748	476,303	(6,663)	(21,798)	1,076,540

Quarter ended September 30, 2015

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at June 30, 2015	94,740,749	$947	624,321	487,150	(22,583)	(21,485)	1,068,350

Comprehensive income:
Net income	—	—	—	12,872	—	—	12,872

Other comprehensive income, net of tax of $(1,607)	—	—	—	—	2,523	—	2,523

Total comprehensive income	—	—	—	12,872	2,523	—	15,395

Acquisition of LNB Bancorp, Inc.	7,056,704	70	90,538				90,608

Exercise of stock options	75,159	1	773	—	—	—	774

Stock-based compensation expense, including tax benefit of $25	—	—	941	—	—	87	1,028

Share repurchases	(147,500)	(1)	(1,843)	—	—	—	(1,844)

Dividends paid ($0.14 per share)	—	—	—	(12,974)	—	—	(12,974)

Ending balance at September 30, 2015	101,725,112	$1,017	714,730	487,048	(20,060)	(21,398)	1,161,337

 See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, expect share data)

Nine months ended September 30, 2014

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2013	94,243,713	$943	619,678	569,547	(11,900)	(23,083)	1,155,185

Comprehensive income:
Net income	—	—	—	44,617	—	—	44,617

Other comprehensive income, net of tax of $(3,290)	—	—	—	—	5,237	—	5,237

Total comprehensive income	—	—	—	44,617	5,237	—	49,854

Exercise of stock options	478,476	5	4,935	—	—	—	4,940

Stock-based compensation expense, including tax benefit of $159	272,630	2	3,135	—	—	1,285	4,422

Dividends paid ($1.49 per share)	—	—	—	(137,861)	—	—	(137,861)

Ending balance at September 30, 2014	94,994,819	$950	627,748	476,303	(6,663)	(21,798)	1,076,540

Nine months ended September 30, 2015

					Accumulated
					Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2014	94,721,453	$947	626,134	481,577	(24,370)	(21,641)	1,062,647

Comprehensive income:
Net income	—	—	—	44,347	—	—	44,347

Other comprehensive income, net of tax of $(2,698)	—	—	—	—	4,310	—	4,310

Total comprehensive income	—	—	—	44,347	4,310	—	48,657

Acquisition of LNB Bancorp, Inc.	7,056,704	70	90,538				90,608

Exercise of stock options	285,905	3	2,838	—	—	—	2,841

Stock-based compensation expense, including tax benefit of $31	306,350	3	3,061	—	—	243	3,307

Share repurchases	(645,300)	(6)	(7,841)	—	—	—	(7,847)

Dividends paid ($0.42 per share)	—	—	—	(38,876)	—	—	(38,876)

Ending balance at September 30, 2015	101,725,112	$1,017	714,730	487,048	(20,060)	(21,398)	1,161,337

 See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine months ended
	September 30,
	2015	2014
OPERATING ACTIVITIES:
Net Income	$44,347	44,617
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,117	19,236
Net gain on sale of assets	(559)	(4,681)
Net depreciation, amortization and accretion	4,791	6,975
Decrease in other assets	37,533	6,621
Decrease in other liabilities	(8,993)	(3,839)
Net amortization on marketable securities	536	288
Noncash write-down of real estate owned	2,340	1,844
Origination of loans held for sale	(371)	(758)
Proceeds from sale of loans held for sale	375	1,023
Noncash compensation expense related to stock benefit plans	3,276	4,263
Net cash provided by operating activities	88,392	75,589

INVESTING ACTIVITIES:
Purchase of marketable securities available-for-sale	(59,980)	(34,996)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	56,616	11,152
Proceeds from maturities and principal reductions of marketable securities available-for-sale	183,822	124,856
Proceeds from sale of marketable securities available-for-sale	1,227	7,834
Loan originations	(1,677,913)	(1,469,902)
Proceeds from loan maturities and principal reductions	1,432,075	1,296,321
Purchase of Federal Home Loan Bank stock	(2,982)	(270)
Proceeds from sale of real estate owned	10,531	8,602
Sale of real estate owned for investment, net	456	456
Purchase of premises and equipment	(7,657)	(7,290)
Acquistions, net of cash received	(61,108)	(2,792)
Net cash used in investing activities	(124,913)	(66,029)

NORTHWEST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

(in thousands)

	Nine months ended
	September 30,
	2015	2014
FINANCING ACTIVITIES:
Increase/ (decrease) in deposits, net	$(28,075)	38,844
Proceeds from long-term borrowings	85,000	—
Repayments of long-term borrowings	(172,539)	(40)
Net increase/ (decrease) in short-term borrowings	63,480	(3,157)
Decrease in advances by borrowers for taxes and insurance	(12,544)	(10,402)
Cash dividends paid	(38,876)	(137,861)
Purchase of common stock for retirement	(7,847)	—
Proceeds from stock options exercised	2,841	4,940
Net cash used in financing activities	(108,560)	(107,676)

Net decrease in cash and cash equivalents	$(145,081)	(98,116)

Cash and cash equivalents at beginning of period	$240,706	391,905
Net decrease in cash and cash equivalents	(145,081)	(98,116)
Cash and cash equivalents at end of period	$95,625	293,789

Cash and cash equivalents:
Cash and due from banks	$91,406	83,994
Interest-earning deposits in other financial institutions	3,206	209,161
Federal funds sold and other short-term investments	1,013	634
Total cash and cash equivalents	$95,625	293,789

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $16,092 and $17,276, respectively)	$40,961	42,613
Income taxes	$10,731	19,343

Business acquistions:
Fair value of assets acquired	$1,160,190	2,798
Cash paid, net	(61,108)	(2,792)
Liabilities assumed	$1,099,082	6

Non-cash activities:
Loans foreclosures and repossessions	$6,742	7,158
Sale of real estate owned financed by the Company	$768	370

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

(1)                                 Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company”) or (“NWBI”), a Maryland corporation headquartered in Warren, Pennsylvania, is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Bank, a Pennsylvania-chartered savings bank (“Northwest”).  Northwest is regulated by the FDIC and the Pennsylvania Department of Banking.  At September 30, 2015, Northwest operated 182 community-banking offices throughout Pennsylvania, western New York, eastern Ohio and Maryland.

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

Certain items previously reported have been reclassified to conform to the current year’s reporting format.

The results of operations for the quarter and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other period.

Stock-Based Compensation

On May 20, 2015, we awarded employees 600,570 stock options and directors 64,800 stock options with an exercise price of $12.37 and grant date fair value of $1.14 per stock option.  On May 20, 2015, we also awarded employees 282,050 restricted common shares and directors 24,300 restricted common shares with a grant date fair value of $12.31.  Awarded stock options and common shares vest over a ten-year period with the first vesting occurring on the grant date.  Stock-based compensation expense of $1.0 million and $1.3 million for the quarters ended September 30, 2015 and 2014, respectively, and $3.3 million and $4.3 million for the nine months ended September 30, 2015 and 2014, respectively, was recognized in compensation expense relating to our stock benefit plans.  At September 30, 2015 there was compensation expense of $4.6 million to be recognized for awarded but unvested stock options and $15.7 million for unvested common shares.

Income Taxes- Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  At September 30, 2015 we had no liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in federal and state income taxes and (2) refund claims in other operating income.  We recognize penalties (if any) in federal and state income taxes.  There is no amount accrued for the payment of interest or penalties at September 30, 2015.  We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2014, 2013 and 2012.  We are currently under audit by the state of New York for the tax periods ended December 31, 2014, 2013 and 2012.

Impact of New Accounting Standards

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

In September 2015 the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. This guidance eliminates the requirement to retrospectively adjust the financial statements for measurement-periods adjustments that occur in periods after a business combination is consummated. This guidance is effective for annual periods beginning after December 15, 2015, including interim periods within those years and early adoption is permitted.  We do not expect that this standard will have a material impact on our results of operations or financial position.

(2)                                 Acquisition

On August 14, 2015, the Company acquired all of the outstanding common shares of LNB Bancorp, Inc. (“LNB”), the parent company of The Lorain National Bank, for total consideration of $181.0 million, and thereby acquired LNB’s 21 branch locations in the counties of Lorain, Cuyahoga and Summit in Ohio.  The merger with LNB enables the Company to expand its northeastern Ohio presence, improve its core deposit base, and add additional scale in its banking operations.  The result of LNB’s operations are included in the Consolidated Statements of Income from the date of acquisition.

Under the terms of the merger agreement, each outstanding share of LNB stock was converted into the right to receive either 1.461 shares of common stock of the Company, or $18.70 in cash.  As a result, LNB stockholders received 7,056,074 shares of Company common stock, valued at $90.6 million, based on the $12.84 closing price of the Company’s stock on August 14, 2015, and cash consideration of $90.4 million.

The following table shows the consideration paid, the assets acquired, and the liabilities assumed that were recorded at fair value on the date of acquisition (in thousands):

Consideration paid:
Northwest Bancshares, Inc. common stock issued	$90,608
Cash paid to LNB Bancorp, Inc. stockholders	90,350
Total consideration paid	180,958

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value (1)
Cash and cash equivalents	29,680
Investment securities available for sale	184,169
Loans	928,101
Federal Home Loan Bank stock	3,840
Premises and equipment	12,374
Core deposit intangible	7,375
Other assets	28,680
Deposits	(1,016,557)
Borrowings	(63,169)
Other liabilities	(19,356)
Total indentifiable net assets	95,137

Goodwill	$85,821

(1)  - Amounts are estimates and subject to adjustment. Actual amounts are not expected to differ materially from the amounts shown.

We estimated the fair value of loans acquired from LNB by utilizing a methodology wherein similar loans were aggregated into pools.  Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments.  Projected monthly cash flows were then discounted to present value based on a market rate for similar loans.  There was no carryover of LNB’s allowance for loan losses associated with the loans we acquired as the loans were initially recorded at fair value.

The following table shows information related to the purchased credit impaired LNB loan portfolio as of August 14, 2015 (in thousands):

Contractually required principal and interest at acquisition	$41,175
Contractual cash flows not expected to be collected (nonaccretable discount)	(19,900)
Expected cash flows at acquisition	21,275
Interest component of expected cash flows (accretable discount)	(1,672)
Fair value of purchased credit impaired loans	$19,603

The core deposit intangible asset recognized as part of the LNB merger is being amortized over its estimated useful life of approximately seven years utilizing an accelerated method.  The goodwill, which is not amortized for book purposes, was assigned to our Community Banking segment and is not deductible for tax purposes.  The fair values of savings and transaction deposit accounts acquired from LNB were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  Certificates of deposit were valued by projecting out the expected cash flows based on the contractual terms of the certificates of deposit.  These cash flows were discounted based on a market rate for a certificate of deposit with a corresponding maturity.

Direct costs related to the LNB acquisition were expensed as incurred and amounted to $8.4 million for the nine months ended September 30, 2015 and $8.7 million to date. Technology and communications termination costs comprised more than half of these acquisition expenses, which also included professional services, marketing and advertising, severance costs, and other noninterest expenses.

(3)                                 Business Segments

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

At or for the quarter ended:

	Community	Consumer
September 30, 2015 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$76,357	4,517	217	81,091
Intersegment interest income	618	—	(618)	—
Interest expense	12,991	618	541	14,150
Provision for loan losses	2,666	501	—	3,167
Noninterest income	17,756	362	22	18,140
Noninterest expense	59,793	3,151	860	63,804
Income tax expense (benefit)	5,617	250	(629)	5,238
Net income	$13,664	359	(1,151)	12,872
Total assets	$8,805,421	111,109	18,378	8,934,908

	Community	Consumer
September 30, 2014 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$71,608	4,682	238	76,528
Intersegment interest income	610	—	(610)	—
Interest expense	13,094	610	483	14,187
Provision for loan losses	2,750	716	—	3,466
Noninterest income	17,016	264	457	17,737
Noninterest expense	50,048	3,057	249	53,354
Income tax expense (benefit)	5,923	234	(231)	5,926
Net income	$17,419	329	(416)	17,332
Total assets	$7,699,696	106,517	20,713	7,826,926

(1)   Eliminations consist of intercompany loans, interest income and interest expense.

At or for the nine months ended:

	Community	Consumer
September 30, 2015 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$219,961	13,339	641	233,941
Intersegment interest income	1,775	—	(1,775)	—
Interest expense	38,660	1,775	1,406	41,841
Provision for loan losses	3,766	1,351	—	5,117
Noninterest income	48,162	1,043	85	49,290
Noninterest expense	161,915	9,185	1,550	172,650
Income tax expense (benefit)	19,835	859	(1,418)	19,276
Net income	$45,722	1,212	(2,587)	44,347
Total assets	$8,805,421	111,109	18,378	8,934,908

	Community	Consumer
September 30, 2014 ($ in 000’s)	Banking	Finance	All other (1)	Consolidated
External interest income	$214,013	14,047	781	228,841
Intersegment interest income	1,807	—	(1,807)	—
Interest expense	39,411	1,807	1,387	42,605
Provision for loan losses	17,100	2,136	—	19,236
Noninterest income	49,705	1,034	2,806	53,545
Noninterest expense	150,450	8,926	947	160,323
Income tax expense (benefit)	14,925	918	(238)	15,605
Net income	$43,639	1,294	(316)	44,617
Total assets	$7,699,696	106,517	20,713	7,826,926

(1)   Eliminations consist of intercompany loans, interest income and interest expense.

(4)                                 Investment securities and impairment of investment securities

The following table shows the portfolio of investment securities available-for-sale at September 30, 2015 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$13	—	—	13

Debt issued by government sponsored enterprises:
Due in one year or less	500	6	—	506
Due after one year through five years	315,488	865	(319)	316,034
Due after five years through ten years	27,780	64	(15)	27,829
Due after ten years	9,811	58		9,869

Equity securities	1,410	461	(6)	1,865

Municipal securities:
Due in one year or less	1,919	11	—	1,930
Due after one year through five years	13,993	152	—	14,145
Due after five years through ten years	12,586	250	—	12,836
Due after ten years	61,798	1,727	(13)	63,512

Corporate debt issues:
Due after ten years	14,496	2,500	(295)	16,701

Residential mortgage-backed securities:
Fixed rate pass-through	125,378	3,343	(148)	128,573
Variable rate pass-through	56,870	2,867	(8)	59,729
Fixed rate non-agency CMOs	2,648	294	—	2,942
Fixed rate agency CMOs	229,338	873	(2,439)	227,772
Variable rate agency CMOs	91,937	529	(45)	92,421
Total residential mortgage-backed securities	506,171	7,906	(2,640)	511,437
Total marketable securities available-for-sale	$965,965	14,000	(3,288)	976,677

The following table shows the portfolio of investment securities available-for-sale at December 31, 2014 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt issued by the U.S. government and agencies:
Due in one year or less	$25	—	—	25

Debt issued by government sponsored enterprises:
Due after one year through five years	310,172	287	(2,672)	307,787
Due after five years through ten years	25,746	—	(28)	25,718

Equity securities	2,591	682	(116)	3,157

Municipal securities:
Due in one year or less	810	15	—	825
Due after one year through five years	7,878	132	—	8,010
Due after five years through ten years	6,965	115	—	7,080
Due after ten years	51,839	2,391	—	54,230

Corporate debt issues:
Due after ten years	18,267	2,579	(419)	20,427

Residential mortgage-backed securities:
Fixed rate pass-through	72,852	3,149	(124)	75,877
Variable rate pass-through	66,140	3,466	(8)	69,598
Fixed rate non-agency CMOs	3,162	246	—	3,408
Fixed rate agency CMOs	226,413	685	(5,331)	221,767
Variable rate agency CMOs	113,842	657	(37)	114,462
Total residential mortgage-backed securities	482,409	8,203	(5,500)	485,112
Total marketable securities available-for-sale	$906,702	14,404	(8,735)	912,371

                The following table shows the portfolio of investment securities held-to-maturity at September 30, 2015 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Municipal securities:
Due after five years through ten years	$3,601	14	—	3,615
Due after ten years	15,811	336	—	16,147

Residential mortgage-backed securities:
Fixed rate pass-through	6,891	433	—	7,324
Variable rate pass-through	3,782	76	—	3,858
Fixed rate agency CMOs	16,242	342	—	16,584
Variable rate agency CMOs	972	11	—	983
Total residential mortgage-backed securities	27,887	862	—	28,749
Total marketable securities held-to-maturity	$47,299	1,212	—	48,511

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2014 (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Municipal securities:
Due after five years through ten years	$10,207	141	—	10,348
Due after ten years	56,545	1,314	—	57,859

Residential mortgage-backed securities:
Fixed rate pass-through	8,236	477	—	8,713
Variable rate pass-through	4,273	122	—	4,395
Fixed rate agency CMOs	23,382	531	—	23,913
Variable rate agency CMOs	1,052	12	—	1,064
Total residential mortgage-backed securities	36,943	1,142	—	38,085
Total marketable securities held-to-maturity	$103,695	2,597	—	106,292

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2015 (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. government and agencies	$64,730	(171)	118,584	(163)	183,314	(334)
Municipal securities	4,175	(13)	—	—	4,175	(13)
Corporate issues	—	—	2,130	(295)	2,130	(295)
Equity securities	545	(6)	—	—	545	(6)
Residential mortgage-backed securities - agency	22,397	(57)	234,662	(2,583)	257,059	(2,640)

Total temporarily impaired securities	$91,847	(247)	355,376	(3,041)	447,223	(3,288)

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

We review our investment portfolio for indications of impairment.  This review includes analyzing the length of time and the extent to which amortized costs have exceeded fair values, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the intent to hold the investments for a period of time sufficient to allow for a recovery in value.  Certain investments are evaluated using our best estimate of future cash flows. If the estimate of cash flows indicates that an adverse change has occurred, other-than-temporary impairment is recognized for the amount of the unrealized loss that was deemed credit related.

Credit related impairment on all debt securities is recognized in earnings while noncredit related impairment on available-for-sale debt securities, not expected to be sold, is recognized in other comprehensive income.

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the quarter ended (in thousands):

	2015	2014
Beginning balance at July 1, (1)	$8,489	10,164
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the quarter	(30)	(8)
Reduction for securities called realized during the quarter	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at September 30,	$8,459	10,156

(1) — The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the nine months ended (in thousands):

	2015	2014
Beginning balance at January 1, (1)	$8,894	10,342
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the nine months	(75)	(186)
Reduction for securities called realized during the nine months	(360)	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at September 30,	$8,459	10,156

(1) — The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(5)                                 Loans receivable

The following table shows a summary of our loans receivable at September 30, 2015 and December 31, 2014 (in thousands):

	September 30,
	2015			December 31,
	Originated	Acquired	Total	2014
Personal Banking:
Residential mortgage loans	$2,657,243	47,604	2,704,847	2,526,240
Home equity loans	1,056,186	147,004	1,203,190	1,066,131
Other consumer loans	277,779	216,935	494,714	242,744
Total Personal Banking	3,991,208	411,543	4,402,751	3,835,115

Business Banking:
Commercial real estate loans	2,034,131	457,978	2,492,109	1,874,944
Commercial loans	353,778	69,947	423,725	419,525
Total Business Banking	2,387,909	527,925	2,915,834	2,294,469
Total loans receivable, gross	6,379,117	939,468	7,318,585	6,129,584

Deferred loan costs	18,547	—	18,547	6,095
Allowance for loan losses	(60,547)	—	(60,547)	(67,518)
Undisbursed loan proceeds:
Residential mortgage loans	(10,720)	(137)	(10,857)	(10,879)
Commercial real estate loans	(138,533)	(22,712)	(161,245)	(73,760)
Commercial loans	(7,743)	(5,674)	(13,417)	(61,149)
Total loans receivable, net	$6,180,121	910,945	7,091,066	5,922,373

Acquired loans were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification (“ASC”) Topic 310-30 or ASC Topic 310-20. The following table provides information related to the outstanding principal balance and related carrying value of acquired loans for the dates indicated (in thousands):

September 30,
2015

Acquired loans evaluated individually for future credit losses:
Outstanding principal balance	$23,516
Carrying value	17,912

Acquired loans evaluated collectively for future credit losses:
Outstanding principal balance	901,911
Carrying value	893,033

Total acquired loans:
Outstanding principal balance	925,427
Carrying value	910,945

The following table provides information related to the changes in the accretable discount, which includes income recognized from contractual cash flows for the dates indicated (in thousands):

Total
Balance at December 31, 2014	$—
LNB Bancorp, Inc. acquisition	1,672
Accretion	(161)
Net reclassification from nonaccretable yield	—
Balance at September 30, 2015	$1,511

The following table provides information related to acquired impaired loans by portfolio segment and by class of financing receivable at and for the nine months ended September 30, 2015 (in thousands):

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income recognized
Personal Banking:
Residental mortgage loans	$2,086	2,739	—	2,185	1
Home equity loans	2,254	2,959	—	2,360	4
Other consumer loans	328	431	—	343	—
Total Personal Banking	4,668	6,129	—	4,888	5

Business Banking:
Commercial real estate loans	12,840	16,857	—	13,446	47
Commercial loans	404	530	—	423	2
Total Business Banking	13,244	17,387	—	13,869	49

Total	$17,912	23,516	—	18,757	54

At September 30, 2015, we expect to fully collect the carrying value of our acquired loans and have determined that we can reasonably estimate their future cash flows, therefore, no acquired loans were used to calculate the allowance for loan losses.

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended September 30, 2015 (in thousands):

	Balance September 30, 2015	Current period provision	Charge-offs	Recoveries	Balance June 30, 2015
Personal Banking:
Residental mortgage loans	$4,587	(14)	(342)	51	4,892
Home equity loans	3,371	274	(443)	95	3,445
Other consumer loans	7,618	3,000	(2,014)	388	6,244
Total Personal Banking	15,576	3,260	(2,799)	534	14,581

Business Banking:
Commercial real estate loans	30,829	111	(558)	1,113	30,163
Commercial loans	14,142	(204)	(595)	628	14,313
Total Business Banking	44,971	(93)	(1,153)	1,741	44,476

Unallocated (1)	—	—	—	—	—

Total	$60,547	3,167	(3,952)	2,275	59,057

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

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2015 (in thousands):

	Balance September 30, 2015	Current period provision	Charge-offs	Recoveries	Balance December 31, 2014
Personal Banking:
Residental mortgage loans	$4,587	(220)	(955)	181	5,581
Home equity loans	3,371	(126)	(1,327)	274	4,550
Other consumer loans	7,618	6,135	(5,713)	1,078	6,118
Total Personal Banking	15,576	5,789	(7,995)	1,533	16,249

Business Banking:
Commercial real estate loans	30,829	(1,205)	(5,110)	3,755	33,389
Commercial loans	14,142	4,898	(7,675)	3,404	13,515
Total Business Banking	44,971	3,693	(12,785)	7,159	46,904

Unallocated (1)	—	(4,365)	—	—	4,365

Total	$60,547	5,117	(20,780)	8,692	67,518

 (1) - Due to enhancements in our allowance for loan losses process we allocated the previously unallocated allowance using both qualitative and quantitative factors.

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2014 (in thousands):

	Balance September 30, 2014	Current period provision	Charge-offs	Recoveries	Balance December 31, 2013
Personal Banking:
Residental mortgage loans	$7,566	1,166	(1,694)	219	7,875
Home equity loans	6,054	(50)	(1,290)	149	7,245
Other consumer loans	5,985	4,162	(4,610)	946	5,487
Total Personal Banking	19,605	5,278	(7,594)	1,314	20,607

Business Banking:
Commercial real estate loans	35,105	3,002	(5,491)	2,395	35,199
Commercial loans	12,543	11,221	(10,866)	1,308	10,880
Total Business Banking	47,648	14,223	(16,357)	3,703	46,079

Unallocated	4,397	(265)	—	—	4,662

Total	$71,650	19,236	(23,951)	5,017	71,348

At September 30, 2015, we expect to fully collect the carrying value of our acquired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent.  As a result, we do not consider our acquired loans that are 90 days or more delinquent to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at September 30, 2015 (in thousands):

	Total loans receivable	Allowance for loan losses	Nonaccrual loans (1)	Loans past due 90 days or more and still accruing (2)	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residental mortgage loans	$2,712,537	4,587	19,507	5	6,319	1,023	—
Home equity loans	1,203,190	3,371	6,669	—	2,421	263	—
Other consumer loans	494,714	7,618	3,694	550	—	—	—
Total Personal Banking	4,410,441	15,576	29,870	555	8,740	1,286	—

Business Banking:
Commercial real estate loans	2,330,864	30,829	30,942	124	30,360	2,329	294
Commercial loans	410,308	14,142	7,093	1	10,238	1,146	623
Total Business Banking	2,741,172	44,971	38,035	125	40,598	3,475	917

Total	$7,151,613	60,547	67,905	680	49,338	4,761	917

(1) - Includes $23.2 million of nonaccrual TDRs.

(2) — Represents loans 90 days past maturity and still accruing.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2014 (in thousands):

	Total loans receivable	Allowance for loan losses	Nonaccrual loans (1)	Loans past due 90 days or more and still accruing (2)	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residental mortgage loans	$2,521,456	5,581	21,194	8	6,574	1,133	—
Home equity loans	1,066,131	4,550	9,569	—	2,412	229	—
Other consumer loans	242,744	6,118	2,820	206	—	—	—
Total Personal Banking	3,830,331	16,249	33,583	214	8,986	1,362	—

Business Banking:
Commercial real estate loans	1,801,184	33,389	38,647	—	41,917	4,938	449
Commercial loans	358,376	13,515	7,578	21	10,885	1,095	814
Total Business Banking	2,159,560	46,904	46,225	21	52,802	6,033	1,263

Total	$5,989,891	63,153	79,808	235	61,788	7,395	1,263

(1) - Includes $24.5 million of nonaccrual TDRS.

(2) — Represents loans 90 days past maturity and still accruing.

The following table provides geographical and delinquency information related to the loan portfolio by portfolio segment and class of financing receivable at September 30, 2015 (in thousands):

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Loans receivable:
Personal Banking:
Residential mortgage loans	$2,286,869	168,029	67,134	130,775	59,730	2,712,537
Home equity loans	895,605	122,207	156,117	24,157	5,104	1,203,190
Other consumer loans	256,351	12,073	85,765	1,801	138,724	494,714
Total Personal Banking	3,438,825	302,309	309,016	156,733	203,558	4,410,441

Business Banking:
Commercial real estate loans	969,787	737,132	447,537	114,522	61,886	2,330,864
Commercial loans	267,908	55,751	70,138	5,927	10,584	410,308
Total Business Banking	1,237,695	792,883	517,675	120,449	72,470	2,741,172

Total	$4,676,520	1,095,192	826,691	277,182	276,028	7,151,613

Percentage of total loans receivable	65.3%	15.3%	11.6%	3.9%	3.9%	100.0%

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Loans 90 or more days delinquent: (1)
Personal Banking:
Residential mortgage loans	$11,249	1,741	1,255	1,570	1,394	17,209
Home equity loans	2,762	621	1,183	988	—	5,554
Other consumer loans	2,958	80	16	—	102	3,156
Total Personal Banking	16,969	2,442	2,454	2,558	1,496	25,919

Business Banking:
Commercial real estate loans	7,026	1,103	5,787	474	508	14,898
Commercial loans	1,873	—	446	—	—	2,319
Total Business Banking	8,899	1,103	6,233	474	508	17,217

Total	$25,868	3,545	8,687	3,032	2,004	43,136

Percentage of total loans 90 or more days delinquent	60.1%	8.2%	20.1%	7.0%	4.6%	100.0%

(1) — Includes $6.3 million of acquired loans considered to accruing.

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

The following table provides information related to the composition of originated impaired loans by portfolio segment and by class of financing receivable at and for the nine months ended September 30, 2015 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residental mortgage loans	$16,510	2,997	—	5,029	24,536	24,506	667
Home equity loans	4,546	2,123	—	1,767	8,436	9,580	357
Other consumer loans	3,132	562	—	—	3,694	2,806	71
Total Personal Banking	24,188	5,682	—	6,796	36,666	36,892	1,095

Business Banking:
Commercial real estate loans	10,565	20,377	16,292	13,078	60,312	78,432	2,445
Commercial loans	2,074	5,019	1,708	4,736	13,537	16,876	520
Total Business Banking	12,639	25,396	18,000	17,814	73,849	95,308	2,965

Total	$36,827	31,078	18,000	24,610	110,515	132,200	4,060

The following table provides information related to the composition of originated impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2014 (in thousands):

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

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at September 30, 2015 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residental mortgage loans	$2,705,427	7,110	7,110	1,023	—
Home equity loans	1,200,769	2,421	2,421	263	—
Other consumer loans	494,590	124	124	28	—
Total Personal Banking	4,400,786	9,655	9,655	1,314	—

Business Banking:
Commercial real estate loans	2,278,363	52,501	30,053	2,813	22,448
Commercial loans	399,470	10,838	10,075	983	763
Total Business Banking	2,677,833	63,339	40,128	3,796	23,211

Total	$7,078,619	72,994	49,783	5,110	23,211

No acquired loans were individually evaluated for impairment at September 30, 2015.

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

The following table provides a roll forward of troubled debt restructurings for the periods indicated (in thousands):

	For the quarters ended September 30,
	2015		2014
	Number of contracts		Number of contracts
Beginning TDR balance:	231	$56,184	248	$63,793
New TDRs	5	2,273	10	3,124
Re-modified TDRs	1	6,316	4	2,178
Net paydowns		(7,096)		(5,411)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	1	(60)	—	—
Commercial real estate loans	1	(5)	4	(346)
Commercial loans	—	—	1	(38)
Paid-off loans:
Residential mortgage loans	—	—	—	—
Home equity loans	2	(75)	2	(35)
Commercial real estate loans	6	(8,122)	4	(633)
Commercial loans	2	(77)	8	(766)
Ending TDR balance:	224	$49,338	239	$61,866

Accruing TDRs		$26,154		$39,995
Non-accrual TDRs		23,184		21,871

The following table provides a roll forward of troubled debt restructurings for the periods indicated (in thousands):

	For the nine months ended September 30,
	2015		2014
	Number of contracts		Number of contracts
Beginning TDR balance:	248	$61,788	262	$79,166
New TDRs	11	2,772	22	5,779
Re-modified TDRs	3	6,446	8	2,334
Net paydowns		(11,537)		(12,431)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	4	(159)	1	(130)
Commercial real estate loans	3	(28)	6	(377)
Commercial loans	2	(387)	9	(8,289)
Paid-off loans:
Residential mortgage loans	1	(53)	—	—
Home equity loans	3	(81)	3	(74)
Commercial real estate loans	14	(9,127)	10	(1,471)
Commercial loans	8	(296)	16	(2,641)
Ending TDR balance:	224	$49,338	239	$61,866

Accruing TDRs		$26,154		$39,995
Non-accrual TDRs		23,184		21,871

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended September 30, 2015				For the nine months ended September 30, 2015
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	—	$—	—	—	4	$232	228	—
Home equity loans	—	—	—	—	2	87	85	17
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	6	319	313	17

Business Banking:
Commercial real estate loans	5	8,563	8,511	980	6	8,575	8,522	981
Commercial loans	1	26	25	3	2	324	313	31
Total Business Banking	6	8,589	8,536	983	8	8,899	8,835	1,012

Total	6	$8,589	8,536	983	14	$9,218	9,148	1,029

Troubled debt restructurings modified within the previous twelve months that have subsequently defaulted:
Personal Banking:
Residential mortgage loans	—	$—	—	—	1	$251	249	—
Home equity loans	—	—	—	—	1	23	20	—
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	2	274	269	—

Business Banking:
Commercial real estate loans	—	—	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—	—	—
Total Business Banking	—	—	—	—	—	—	—	—

Total	—	$—	—	—	2	$274	269	—

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended September 30, 2014				For the nine months months ended September 30, 2014
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	1	$145	108	37	10	$2,067	1,964	221
Home equity loans	1	136	106	30	3	512	451	32
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	2	281	214	67	13	2,579	2,415	253

Business Banking:
Commercial real estate loans	5	454	453	30	8	543	533	61
Commercial loans	7	4,567	3,777	1,198	9	4,991	4,209	1,233
Total Business Banking	12	5,021	4,230	1,228	17	5,534	4,742	1,294

Total	14	$5,302	4,444	1,295	30	$8,113	7,157	1,547

Troubled debt restructurings modified within the previous twelve months that have subsequently defaulted:
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	$—	—	—
Home equity loans	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—	—	—

Business Banking:
Commercial real estate loans	2	128	126	35	2	128	126	35
Commercial loans	1	7,444	378	—	1	7,444	378	—
Total Business Banking	3	7,572	504	35	3	7,572	504	35

Total	3	$7,572	504	35	3	$7,572	504	35

The following table provides information as of September 30, 2015 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended September 30, 2015 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Business Banking:
Commercial real estate loans	5	180	—	8,331	—	8,511
Commercial loans	1	—	—	25	—	25
Total Business Banking	6	180	—	8,356	—	8,536

Total	6	$180	—	8,356	—	8,536

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

The following table provides information as of September 30, 2015 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the nine months ended September 30, 2015 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	4	$73	—	110	45	228
Home equity loans	2	83	—	2	—	85
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	6	156	—	112	45	313

Business Banking:
Commercial real estate loans	6	180	—	8,342	—	8,522
Commercial loans	2	—	—	313	—	313
Total Business Banking	8	180	—	8,655	—	8,835

Total	14	$336	—	8,767	45	9,148

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

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the quarter ended September 30, 2015 (dollars in thousands):

	Number of	Type of re-modification
	re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Business Banking:
Commercial real estate loans	1	—	—	6,270	—	6,270
Commercial loans	—	—	—	—	—	—
Total Business Banking	1	—	—	6,270	—	6,270

Total	1	$—	—	6,270	—	6,270

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the quarter ended September 30, 2015 (dollars in thousands):

	Number of	Type of re-modification
	re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Business Banking:
Commercial real estate loans	2	—	—	114	—	114
Commercial loans	2	—	—	2,064	—	2,064
Total Business Banking	4	—	—	2,178	—	2,178

Total	4	$—	—	2,178	—	2,178

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the nine months ended September 30, 2015 (dollars in thousands):

	Number of	Type of re-modification
	re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	1	$—	—	—	45	45
Home equity loans	1	83	—	—	—	83
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	2	83	—	—	45	128

Business Banking:
Commercial real estate loans	1	—	—	6,270	—	6,270
Commercial loans	—	—	—	—	—	—
Total Business Banking	1	—	—	6,270	—	6,270

Total	3	$83	—	6,270	45	6,398

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the nine months ended September 30, 2014 (dollars in thousands):

	Number of	Type of re-modification
	re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residental mortgage loans	1	$—	—	76	—	76
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	1	—	—	76	—	76

Business Banking:
Commercial real estate loans	4	—	—	171	18	189
Commercial loans	3	—	—	2,064	5	2,069
Total Business Banking	7	—	—	2,235	23	2,258

Total	8	$—	—	2,311	23	2,334

The following table provides information related to loan payment delinquencies at September 30, 2015 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Total loans receivable	90 Days or greater delinquent and accruing (1)
Originated loans
Personal Banking:
Residential mortgage loans	$3,548	5,095	16,383	25,026	2,640,044	2,665,070	—
Home equity loans	4,120	1,373	4,372	9,865	1,046,321	1,056,186	—
Other consumer loans	5,612	2,317	3,080	11,009	266,770	277,779	—
Total Personal Banking	13,280	8,785	23,835	45,900	3,953,135	3,999,035	—

Business Banking:
Commercial real estate loans	4,618	6,035	9,468	20,121	1,875,477	1,895,598	—
Commercial loans	819	391	2,074	3,284	342,751	346,035	—
Total Business Banking	5,437	6,426	11,542	23,405	2,218,228	2,241,633	—

Total originated loans	18,717	15,211	35,377	69,305	6,171,363	6,240,668	—

Acquired loans
Personal Banking:
Residential mortgage loans	96	98	826	1,020	46,447	47,467	699
Home equity loans	1,650	343	1,182	3,175	143,829	147,004	1,009
Other consumer loans	712	276	76	1,064	215,871	216,935	24
Total Personal Banking	2,458	717	2,084	5,259	406,147	411,406	1,732

Business Banking:
Commercial real estate loans	2,845	2,333	5,430	10,608	424,658	435,266	4,333
Commercial loans	560	10	245	815	63,458	64,273	245
Total Business Banking	3,405	2,343	5,675	11,423	488,116	499,539	4,578

Total acquired loans	5,863	3,060	7,759	16,682	894,263	910,945	6,310

Total loans	$24,580	18,271	43,136	85,987	7,065,626	7,151,613	6,310

(1) — Represents acquired loans that were originally recorded at fair value upon acquisition. These loans are considered to be accruing because we can reasonably estimate future cash flows on and expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value and their expected cash flows into interest income.

The following table provides information related to loan payment delinquencies at December 31, 2014 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Total loans receivable
Personal Banking:
Residential mortgage loans	$27,443	6,970	17,696	52,109	2,469,347	2,521,456
Home equity loans	5,752	1,672	6,606	14,030	1,052,101	1,066,131
Other consumer loans	5,572	2,435	2,450	10,457	232,287	242,744
Total Personal Banking	38,767	11,077	26,752	76,596	3,753,735	3,830,331

Business Banking:
Commercial real estate loans	4,956	2,038	11,099	18,093	1,783,091	1,801,184
Commercial loans	2,262	209	3,475	5,946	352,430	358,376
Total Business Banking	7,218	2,247	14,574	24,039	2,135,521	2,159,560

Total	$45,985	13,324	41,326	100,635	5,889,256	5,989,891

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

The following table sets forth information about credit quality indicators updated during the quarter ended September 30, 2015 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans
Personal Banking:
Residential mortgage loans	$2,652,330	—	11,385	—	1,355	2,665,070
Home equity loans	1,051,948	—	4,238	—	—	1,056,186
Other consumer loans	275,140	—	2,639	—	—	277,779
Total Personal Banking	3,979,418	—	18,262	—	1,355	3,999,035

Business Banking:
Commercial real estate loans	1,737,644	32,815	125,139	—	—	1,895,598
Commercial loans	289,609	19,355	36,906	165	—	346,035
Total Business Banking	2,027,253	52,170	162,045	165	—	2,241,633

Total originated loans	6,006,671	52,170	180,307	165	1,355	6,240,668

Acquired loans
Personal Banking:
Residential mortgage loans	47,340	—	127	—	—	47,467
Home equity loans	146,831	—	173	—	—	147,004
Other consumer loans	216,883	—	52	—	—	216,935
Total Personal Banking	411,054	—	352	—	—	411,406

Business Banking:
Commercial real estate loans	416,795	524	17,947	—	—	435,266
Commercial loans	63,757	9	507	—	—	64,273
Total Business Banking	480,552	533	18,454	—	—	499,539

Total acquired loans	891,606	533	18,806	—	—	910,945

Total loans	$6,898,277	52,703	199,113	165	1,355	7,151,613

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2014 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Personal Banking:
Residential mortgage loans	$2,507,269	—	12,763	—	1,424	2,521,456
Home equity loans	1,059,525	—	6,606	—	—	1,066,131
Other consumer loans	240,947	—	1,797	—	—	242,744
Total Personal Banking	3,807,741	—	21,166	—	1,424	3,830,331

Business Banking:
Commercial real estate loans	1,618,269	36,908	145,502	505	—	1,801,184
Commercial loans	286,234	23,690	46,280	2,172	—	358,376
Total Business Banking	1,904,503	60,598	191,782	2,677	—	2,159,560

Total	$5,712,244	60,598	212,948	2,677	1,424	5,989,891

(6)                                 Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	September 30,	December 31,
	2015	2014
Amortizable intangible assets:
Core deposit intangibles — gross	$30,578	30,578
Acquisitions	7,375	—
Less: accumulated amortization	(30,731)	(30,578)
Core deposit intangibles — net	7,222	—
Customer and Contract intangible assets — gross	8,234	6,197
Acquisitions	263	2,037
Less: accumulated amortization	(6,007)	(5,201)
Customer and Contract intangible assets — net	$2,490	3,033

The following table shows the actual aggregate amortization expense for the quarters and nine months ended September 30, 2015 and 2014, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended September 30, 2015	$422
For the quarter ended September 30, 2014	330
For the nine months ended September 30, 2015	959
For the nine months ended September 30, 2014	992
For the year ending December 31, 2015	1,688
For the year ending December 31, 2016	2,591
For the year ending December 31, 2017	2,090
For the year ending December 31, 2018	1,658
For the year ending December 31, 2019	1,226
For the year ending December 31, 2020	794

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community	Consumer
	Banking	Finance	Total
Balance at December 31, 2013	$173,031	1,613	174,644
Goodwill acquired	679	—	679
Impairment losses	—	—	—
Balance at December 31, 2014	173,710	1,613	175,323
Goodwill acquired	85,996	—	85,996
Impairment losses	—	—	—
Balance at September 30, 2015	$259,706	1,613	261,319

We performed our annual goodwill impairment test as of June 30, 2015 and concluded that goodwill was not impaired. At September 30, 2015, there were no changes in our operations or other factors that would cause us to update that test. See the Overview of Critical Accounting Policies Involving Estimates section for a description of our testing procedures.

(7)          Guarantees

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures.  Collateral may be obtained based on management’s credit assessment of the customer.  At September 30, 2015, the maximum potential amount of future payments we could be required to make under these standby letters of credit was $32.4 million, of which $23.6 million is fully collateralized.  At September 30, 2015, we had a liability, which represents deferred income, of $1.2 million related to the standby letters of credit.  There are no recourse provisions that would enable us to recover any amounts from third parties.

(8)                                 Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options to purchase 534,482 shares of common stock with a weighted average exercise price of $13.15 per share were outstanding during the quarter ended September 30, 2015 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares of $12.76. Stock options to purchase 1,712,746 shares of common stock with a weighted average exercise price of $12.63 per share were outstanding during the nine months ended September 30, 2015 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares of $12.33. Stock options to purchase 584,711 shares of common stock with a weighted average exercise price of $13.15 per share were outstanding during the quarter ended September 30, 2014 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares of $12.63. All stock options outstanding during the nine months ended September 30, 2014 were included in the computation of diluted earnings per share because the stock options’ exercise price was less than the average market price of the common shares of $13.60.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Quarter ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Reported net income	$12,872	17,332	44,347	44,617

Weighted average common shares outstanding	95,256,807	91,745,512	92,822,720	91,465,986
Dilutive potential shares due to effect of stock options	568,991	372,642	433,379	867,124
Total weighted average common shares and dilutive potential shares	95,825,798	92,118,154	93,256,099	92,333,110

Basic earnings per share:	$0.14	0.19	0.48	0.49

Diluted earnings per share:	$0.13	0.19	0.48	0.48

(9)                                 Pension and Other Post-retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post retirement healthcare plans for the periods indicated (in thousands):

Components of net periodic benefit cost

	Quarter ended September 30,
	Pension benefits		Other post-retirement benefits
	2015	2014	2015	2014
Service cost	$1,430	1,035	—	—
Interest cost	1,531	1,457	14	16
Expected return on plan assets	(2,593)	(2,416)	—	—
Amortization of prior service cost	(581)	(581)	—	—
Amortization of the net loss	925	357	15	12
Net periodic (benefit)/ cost	$712	(148)	29	28

Components of net periodic benefit cost

	Nine months ended September 30,
	Pension benefits		Other post-retirement benefits
	2015	2014	2015	2014
Service cost	$4,290	3,105	—	—
Interest cost	4,593	4,371	44	49
Expected return on plan assets	(7,779)	(7,248)	—	—
Amortization of prior service cost	(1,743)	(1,743)	—	—
Amortization of the net loss	2,775	1,070	45	36
Net periodic (benefit)/ cost	$2,136	(445)	89	85

We anticipate making a contribution to our defined benefit pension plan of $4.0 million to $8.0 million during the year ending December 31, 2015.

(10)                    Disclosures About Fair Value of Financial Instruments

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

Federal Home Loan Bank (“FHLB”) Stock

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At September 30, 2015 and December 31, 2014, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at September 30, 2015 (in thousands):

	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$95,625	95,625	95,625	—	—
Securities available-for-sale	976,677	976,677	1,865	965,815	8,997
Securities held-to-maturity	47,299	48,511	—	48,511	—
Loans receivable, net	7,091,066	7,485,278	—	—	7,485,278
Accrued interest receivable	22,098	22,098	22,098	—	—
FHLB Stock	40,115	40,115	—	—	—
Total financial assets	$8,272,880	8,668,304	119,588	1,014,326	7,494,275

Financial liabilities:
Savings and checking deposits	$4,882,669	4,882,669	4,882,669	—	—
Time deposits	1,762,073	1,777,847	—	—	1,777,847
Borrowed funds	927,219	957,883	132,862	—	825,021
Junior subordinated debentures	119,332	124,789	—	—	124,789
Cash flow hedges - swaps	5,385	5,385	—	5,385	—
Accrued interest payable	1,816	1,816	1,816	—	—
Total financial liabilities	$7,698,494	7,750,389	5,017,347	5,385	2,727,657

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both September 30, 2015 and December 31, 2014.  There were no transfers of financial instruments between Level 1 and Level 2 during the nine months ended September 30, 2015.

The following table represents assets and liabilities measured at fair value on a recurring basis at September 30, 2015 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Equity securities	$1,865	—	—	1,865

Debt securities:
U.S. government and agencies	—	13	—	13
Government sponsored enterprises	—	354,238	—	354,238
States and political subdivisions	—	92,423	—	92,423
Corporate	—	7,704	8,997	16,701
Total debt securities	—	454,378	8,997	463,375

Residential mortgage-backed securities:
GNMA	—	28,471	—	28,471
FNMA	—	105,574	—	105,574
FHLMC	—	53,644	—	53,644
Non-agency	—	613	—	613
Collateralized mortgage obligations:
GNMA	—	11,586	—	11,586
FNMA	—	135,572	—	135,572
FHLMC	—	164,547	—	164,547
SBA	—	8,488	—	8,488
Non-agency	—	2,942	—	2,942
Total mortgage-backed securities	—	511,437	—	511,437

Interest rate swaps	—	(5,385)	—	(5,385)

Total assets and liabilities	$1,865	960,430	8,997	971,292

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

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Quarter ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Beginning balance	$9,223	12,543	10,597	12,251

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	—	—	—
Included in other comprehensive income	(226)	(1,677)	(1,600)	(1,385)

Purchases	—	—	—	—
Sales	—	—	—	—
Transfers in to Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance	$8,997	10,866	8,997	10,866

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at September 30, 2015 (in thousands):

				Total
				assets at
	Level 1	Level 2	Level 3	fair value

Loans measured for impairment	$—	—	44,673	44,673

Real estate owned	—	—	10,391	10,391

Total assets	$—	—	55,064	55,064

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

The table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2015 (dollar amounts in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)

Debt securities	$8,997	Discounted cash	Discount margin	0.35% to 2.10% (0.69%)
		flow	Default rates	1.00%
			Prepayment speeds	1.00% annually

Loans measured for impairment	44,673	Appraisal	Estimated cost to sell	10%
		value (1)

		Discounted cash	Discount rate	3.75% to 6.50% (5.13%)
		flow

Real estate owned	10,391	Appraisal	Estimated cost to sell	10%
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

As a result of the LNB acquisition we acquired two statutory business trusts: LNB Trust I and LNB Trust II; both are Delaware statutory business trusts.  At September 30, 2015 LNB Trust I had 7,875 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $7,875,000) with a stated maturity of June 15, 2037. These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.48%. At September 30, 2015 LNB Trust II had 7,875 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $7,875,000) with a stated maturity of June 15, 2037. These securities carry a fixed interest rate of 6.64% through June 15, 2017, then becomes a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.48%.  The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures acquired by the Company.  The structure of these debentures mirrors the structure of the trust-preferred securities.  LNB Trust I holds $8,119,000 of junior subordinated debentures and LNB Trust II holds $8,119,000 of junior subordinated debentures. These subordinated debentures are the sole assets of the Trusts. Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts.

We are currently a counterparty to three interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV.  The first swap modifies the re-pricing characteristics of Trust III, wherein for a ten year period expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The other two swaps modify the re-pricing characteristics of Trust IV, wherein (i) for a seven year period expiring in December 2015, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 3.85% to the same counterparty calculated on a notional amount of $25.0 million and (ii) for a ten year period expiring in December 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contracts is not significant.  At September 30, 2015, $7.5 million of cash was pledged as collateral to the counterparty.

At September 30, 2015, the fair value of the swap agreements was $(5.4) million and was the amount we would have expected to pay if the contracts were terminated.  There was no material hedge ineffectiveness for these swaps.

The following table shows liability derivatives, included in other liabilities, at September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Fair value	$5,385	6,273
Notional amount	75,000	75,000
Collateral posted	5,705	6,805

(12)         Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of September 30, 2015 we have not accrued for any legal proceedings based on our analysis of currently available information which is subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances.  Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(13)        Changes in Accumulated Other Comprehensive Income

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended September 30, 2015
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of June 30, 2015	$4,278	(3,546)	(23,315)	(22,583)
Other comprehensive income before reclassification adjustments	2,379	45	—	2,424
Amounts reclassified from accumulated other comprehensive income (1), (2)	(120)	—	219	99

Net other comprehensive loss	2,259	45	219	2,523

Balance as of September 30, 2015	$6,537	(3,501)	(23,096)	(20,060)

	For the quarter ended September 30, 2014
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of June 30, 2014	$3,378	(4,875)	(3,719)	(5,216)

Other comprehensive income before reclassification adjustments	(1,570)	680	—	(890)
Amounts reclassified from accumulated other comprehensive income (3), (4)	(419)	—	(138)	(557)

Net other comprehensive income	(1,989)	680	(138)	(1,447)

Balance as of September 30, 2014	$1,389	(4,195)	(3,857)	(6,663)

(1)         Consists of realized gains on securities (gain on sales of investments, net) of $197, net of tax (income tax expense) of $(77).

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

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the nine months ended September 30, 2015
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2014	$3,461	(4,078)	(23,753)	(24,370)
Other comprehensive income before reclassification adjustments	3,543	577	—	4,120
Amounts reclassified from accumulated other comprehensive income (1), (2)	(467)	—	657	190

Net other comprehensive income	3,076	577	657	4,310

Balance as of September 30, 2015	$6,537	(3,501)	(23,096)	(20,060)

	For the nine months ended September 30, 2014
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2013	$(3,233)	(5,224)	(3,443)	(11,900)

Other comprehensive income before reclassification adjustments	7,149	1,029	—	8,178
Amounts reclassified from accumulated other comprehensive income (3), (4)	(2,527)	—	(414)	(2,941)

Net other comprehensive income	4,622	1,029	(414)	5,237

Balance as of September 30, 2014	$1,389	(4,195)	(3,857)	(6,663)

(1)         Consists of realized gains on securities (gain on sales of investments, net) of $766, net of tax (income tax expense) of $(299).

(2)         Consists of amortization of prior service cost (compensation and employee benefits) of $1,743 and amortization of net loss (compensation and employee benefits) of $(2,820), net of tax (income tax expense) of $420. See note 8.

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

•                                          changes in the securities markets;

•                                          cyber security concerns, including an interruption or breach in the security of our information systems;

•                                          our ability to enter new markets successfully, capitalize on growth opportunities and our ability to successfully integrate acquired entities;

•                                          managing our internal growth and acquisitions, particularly our recent acquisition of LNB Bancorp;

•                                          the possibility that the anticipated benefits from the recent LNB acquisition and any other future acquisitions cannot be fully realized in a timely manner or at all, or that integrating the operations of LNB or future acquired operations will be more difficult, disruptive or costly than anticipated;

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

Overview of Critical Accounting Policies Involving Estimates

Please refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2014 Annual Report on Form 10-K.

Acquired loans

Acquired loans are recorded at fair value with no carryover of the related allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require us to evaluate the need for an allowance for loan losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which we then reclassify as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. Our evaluation of the amount of future cash flows that we expect to collect is performed in a similar manner as that used to determine our allowance for loan losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if we expect to fully collect the new carrying value of the loans. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. We have determined that we can reasonably estimate future cash flows on our current portfolio of acquired loans that are past due 90 days or more and on which we are accruing interest and we expect to fully collect the carrying value of the loans.

Executive Summary and Comparison of Financial Condition

On August 14, 2015, we acquired all of the outstanding common shares of LNB, the parent company of The Lorain National Bank, for total consideration of $181.0 million, and thereby acquired LNB’s 21 branch locations in the counties of Lorain, Cuyahoga and Summit in northeastern Ohio. As a result, we acquired assets with a fair value of $1.194 billion, including investment securities with a fair value of $184.2 million, loans with a fair value of $928.1 million, and we assumed deposits of $1.012 billion and borrowings of $63.2 million. Under the terms of the merger agreement LNB stockholders received 7,056,074 shares of Company common stock valued at $90.6 million and cash consideration of $90.4 million.

The following table shows certain assets and liabilities at the dates indicated for comparative purposes (in thousands):

		LNB acquired,	Legacy
	Balance at	at fair value	balance at	Balance at
	September 30,	August 14,	September 30,	December 31,
	2015	2015	2015	2014
Assets
U.S. government agencies and sponsored enterprises	$354,251	41,330	312,921	333,530
Municipal securities	92,423	33,455	58,968	70,145
Corporate debt issues	16,701	—	16,701	20,427
Residential mortgage-backed securities:
Fixed rate pass-through	128,573	66,653	61,920	75,877
Variable rate pass-through	59,729	—	59,729	69,598
Fixed rate non-agency CMOs	2,942	—	2,942	3,408
Fixed rate agency CMOs	227,772	42,731	185,041	221,767
Variable rate agency CMOs	92,421	—	92,421	114,462
Equity securities	1,865	—	1,865	3,157
Total marketable securities available-for-sale	976,677	184,169	792,508	912,371

Municipal securities	19,412	—	19,412	66,752
Residential mortgage-backed securities:
Fixed rate pass-through	6,891	—	6,891	8,236
Variable rate pass-through	3,782	—	3,782	4,273
Fixed rate non-agency CMOs	16,242	—	16,242	23,382
Fixed rate agency CMOs	972	—	972	1,052
Total marketable securities held-to-maturity	47,299	—	47,299	103,695

Total marketable securities	$1,023,976	184,169	839,807	1,016,066

Personal Banking:
Residential mortgage loans	$2,712,537	48,128	2,664,409	2,521,456
Home equity loans	1,203,190	153,986	1,049,204	1,066,131
Other consumer loams	494,714	222,708	272,006	242,744
Total Personal Banking	4,410,441	424,822	3,985,619	3,830,331

Business Banking:
Commercial real estate loans	2,330,864	429,039	1,901,825	1,801,184
Commercial loans	410,308	74,240	336,068	358,376
Total Business Banking	2,741,172	503,279	2,237,893	2,159,560

Total loans	$7,151,613	928,101	6,223,512	5,989,891

Liabilities
Noninterest-bearing demand deposits	$1,127,864	142,087	985,777	891,248
Interest-bearing demand deposits	1,097,969	168,414	929,555	874,623
Money market deposit accounts	1,277,878	142,878	1,135,000	1,179,070
Savings deposits	1,378,958	127,532	1,251,426	1,209,287
Time deposits	1,762,073	435,646	1,326,427	1,478,314
Total deposits	$6,644,742	1,016,557	5,628,185	5,632,542

FHLB term advances	$700,356	62,500	637,856	725,395
FHLB overnight advances	103,000	—	103,000	—
Collateralized borrowings	123,863	669	123,194	162,714
Total borrowed funds	$927,219	63,169	864,050	888,109

Total assets at September 30, 2015 were $8.935 billion, an increase of $1.160 billion, or 14.9%, from $7.775 billion at December 31, 2014.  This increase in assets was due primarily to the addition of $1.194 billion, at fair value, of assets related to the LNB acquisition. Additionally, originated net loans receivable increased by $240.6 million during 2015. Partially offsetting these increases were decreases in interest-earning deposits in other financial institutions and marketable securities held-to-maturity of

$149.5 million and $56.4 million, respectively, as these funds were used in the LNB acquisition and to payoff FHLB term advances.

Total loans receivable increased by $1.162 billion, or 19.4%, to $7.152 billion at September 30, 2015, from $5.990 billion at December 31, 2014. This increase was due primarily to the addition of $928.1 million, at fair value, of loans related to the LNB acquisition. Loans funded during the nine months ended September 30, 2015, of $1.678 billion exceeded loan maturities, principal repayments and mortgage loan sales of $1.432 billion, exclusive of acquired loans. Our originated business banking loan portfolio increased by $78.3 million, or 3.6%, to $2.238 billion at September 30, 2015 from $2.160 billion at December 31, 2014, as we continue to emphasize the origination of commercial and commercial real estate loans. Our originated personal banking loan portfolio increased by $155.3 million, or 11.9%, to $3.986 billion at September 30, 2015 from $3.830 billion at December 31, 2014.  This increase is primarily attributable to an increase in residential mortgage loans of $143.0 million as a result of the success of our wholesale lending division and improvements made to the retail application and underwriting processes which we implemented in the second half of last year.

Total deposits increased by $1.012 billion, or 18.0%, to $6.645 billion at September 30, 2015 from $5.633 billion at December 31, 2014, due to the addition of $1.017 billion of deposits, at fair value, related to the LNB acquisition. The following amounts exclude acquired deposits, these legacy deposits, decreased by $4.4 million. Noninterest-bearing demand deposits increased by $94.6 million, or 10.6%, to $985.8 million at September 30, 2015 from $891.2 million at December 31, 2014. Interest-bearing demand deposits increased by $55.0 million, or 6.3%, to $929.6 million at September 30, 2015 from $874.6 million at December 31, 2014.  Savings deposits increased by $42.2 million, or 3.5%, to $1.251 billion at September 30, 2015 from $1.209 billion at December 31, 2014.  Partially offsetting these increases was a decrease in time deposits of $151.9 million, or 10.3%, to $1.326 billion at September 30, 2015 from $1.478 billion at December 31, 2014.  Additionally, money market deposit accounts decreased by $44.1 million, or 3.7%, to $1.135 billion at September 30, 2015 from $1.179 billion at December 31, 2014.  We believe the increase in more liquid deposit accounts is due primarily to customers’ continued reluctance to lock in time deposits at these historically low rates.  In addition, our checking account marketing campaign has been successful in attracting new customers.

Borrowed funds increased by $39.1 million, or 4.4%, to $927.2 million at September 30, 2015, from $888.1 million at December 31, 2014. During the first quarter of 2015 we borrowed $85.0 million from the FHLB with an average maturity of 8.2 years and an average interest rate of 2.40%. Our intention was to lock in long-term, low-cost borrowings before market interest rates increase in order to fund the FHLB advances that mature during 2015. Additionally, at September 30, 2015 we had $103.0 million outstanding in FHLB overnight advances that were used to fund loan growth. Partially offsetting this increase was a decrease of $38.8 million in collateralized borrowings and the maturity of $110.0 million of FHLB advances, add the payoff of $62.5 million of acquired LNB FHLB advances.

Total shareholders’ equity at September 30, 2015 was $1.161 billion, or $11.42 per share, an increase of $98.7 million, or 9.3%, from $1.063 billion, or $11.22 per share, at December 31, 2014.  This increase in equity was primarily the result of the issuance of 7,056,704 shares of our common stock at $12.84 per share for the LNB acquisition. Equity also increased due to net income during the nine months ended September 30, 2015 of $44.3 million and a decrease in accumulated other comprehensive loss of $4.3 million due to an improvement in the net unrealized gain of the investment securities portfolio. Partially offsetting these increases was the payment of cash dividends of $38.9 million and the repurchase of 645,300 shares of common stock for $7.8 million during the nine months ended September 30, 2015.

Regulatory Capital

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

	At September 30, 2015
			Minimum capital		Well capitalized
	Actual		requirements		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,104,713	16.81%	525,739	8.00%	657,173	10.00%
Northwest Bank	987,513	15.05%	524,760	8.00%	655,950	10.00%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,043,961	15.89%	394,304	6.00%	525,739	8.00%
Northwest Bank	926,960	14.13%	393,570	6.00%	524,760	8.00%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	928,211	14.12%	295,728	4.50%	427,163	6.50%
Northwest Bank	926,960	14.13%	295,177	4.50%	426,367	6.50%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,043,961	12.80%	326,181	4.00%	407,726	5.00%
Northwest Bank	926,960	11.34%	326,947	4.00%	408,683	5.00%

	At December 31, 2014
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,062,802	20.29%	—	—	—	—
Northwest Bank	945,652	18.09%	418,104	8.00%	522,629	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	997,049	19.04%	—	—	—	—
Northwest Bank	880,290	16.84%	209,052	4.00%	313,578	6.00%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	997,049	12.80%	—	—	—	—
Northwest Bank	880,290	11.55%	304,883	4.00%	381,104	5.00%

(1) The Federal Reserve did not have formal capital requirements established for savings and loan holding companies at December 31, 2014.

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at September 30, 2015 was 9.8%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments.  At September 30, 2015 Northwest had $1.853 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit with $47.0 million of availability, as well as $154.1 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

Dividends

We paid $13.0 million and $12.1 million in cash dividends during the quarters ended September 30, 2015 and 2014, respectively, and $38.9 million and $137.9 million for the nine months ended September

30, 2015 and 2014, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 107.7% and 68.4% for the quarters ended September 30, 2015 and 2014, respectively, on regular dividends of $0.14 per share for the quarter ended September 30, 2015 and on regular dividends of $0.13 per share for the quarter ended September 30, 2014. The common stock dividend payout ratio was 87.5% and 310.4% for the nine months ended September 30, 2015 and 2014, respectively, on regular dividends of $0.42 per share for the nine months ended September 30, 2015 and on regular dividends of $0.39 per share and special dividends of $1.10 per share for the nine months ended September 30, 2014.  On October 14, 2015, the Board of Directors declared a dividend of $0.14 per share payable on November 19, 2015 to shareholders of record as of November 5, 2015.  This represents the 84th consecutive quarter we have paid a cash dividend.

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

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Nonaccrual loans 90 days or more delinquent:
Residential mortgage loans	$16,510	$17,696
Home equity loans	4,545	6,606
Other consumer loans	3,132	2,450
Commercial real estate loans	10,565	10,215
Commercial loans	2,074	4,359
Total loans 90 days or more delinquent	$36,826	$41,326
Total real estate owned (REO)	10,391	16,759
Total nonaccrual loans 90 days or more delinquent and REO	47,217	58,085
Total nonaccrual loans 90 days or more delinquent to net loans receivable	0.61%	0.70%
Total nonaccrual loans 90 days or more delinquent and REO to total assets	0.60%	0.75%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more delinquent	$36,826	41,326
Nonaccrual loans - loans less than 90 days delinquent	31,078	38,482
Loans 90 days or more past maturity and still accruing	680	235
Total nonperforming loans	68,584	80,043
Total nonperforming assets	$78,975	96,802
Nonaccrual troubled debt restructured loans (1)	$26,154	24,459
Accruing troubled debt restructured loans	23,184	37,329
Total troubled debt restructured loans	$49,338	61,788

(1) - Included in nonaccurual loans above.

At September 30, 2015, we expect to fully collect the carrying value of our acquired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent.  As a result, we do not consider our acquired loans that are 90 days or more delinquent to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment. Impaired loans at September 30, 2015 and December 31, 2014 were $110.5 million and $137.2 million, respectively.

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

If a substandard or doubtful loan is not considered individually for impairment, it is grouped with other loans that possess common characteristics for impairment evaluation and analysis.  This segmentation is accomplished by grouping loans of similar product types, risk characteristics and industry concentration into homogeneous pools.  Historical loss ratios are analyzed and adjusted based on delinquency trends as well as the current economic, political, regulatory, and interest rate environment and used to estimate the current measure of impairment.

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses, which the Credit Committee assesses regularly for appropriateness.  As part of the analysis as of September 30, 2015, we considered the economic conditions in our markets, such as unemployment and bankruptcy levels as well as changes in estimates of real estate collateral values.  In addition, we considered the overall trends in asset quality, specific reserves already established for criticized loans, historical loss rates and collateral valuations.  As a result of this analysis, the allowance for loan losses decreased by $7.0 million, or 10.3%, to $60.5 million, or 0.85% of total loans and 0.95% of originated loans, at September 30, 2015 from $67.5 million, or 1.13% of total loans, at December 31, 2014.  This decrease is primarily attributable to the continued improvement in overall asset quality as classified loans and non-accrual loans delinquent 90 days or more decreased by $9.1 million and $16.4 million, respectively, compared to December 31, 2014. Additionally, we have enhanced the procedures for determining environmental reserves and the loss emergence period eliminating the unallocated portion of the allowance for loan losses. This resulted in the allocation of previously unallocated reserves.

We also consider how the levels of non-accrual loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Nonaccrual loans of $67.9 million or 0.95% of total loans receivable at September 30, 2015 decreased by $21.9 million, or 24.4%, from $79.8 million, or 1.33% of total loans receivable, at December 31, 2014. As a percentage of average loans, annualized net charge-offs decreased to 0.26% for the nine months ended September 30, 2015 compared to 0.41% for the year ended December 31, 2014 despite charge-offs in the current year totaling $8.1 million on two business banking loans.

At September 30, 2015, we expect to fully collect the carrying value of our acquired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent, therefore, no acquired loans were used to calculate the allowance for loan losses.

RESULTS OF OPERATIONS

Overview

The following table (in thousands) summarizes our results from operations on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated. Our operating results exclude acquisition and integration expenses. We believe this non-GAAP presentation provides a meaningful comparison of our operational performance and facilitates a more effective evaluation and comparison of our results to assess performance in relation to our ongoing operations:

	Quarter ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Opreating results (non-GAAP):
Net interest income	$66,941	62,341	192,100	186,236
Provision for loan losses	3,167	3,466	5,117	19,236
Noninterest income	18,140	17,737	49,290	53,545
Noninterest expense	56,214	53,354	164,246	160,323
Income taxes	7,844	5,926	22,128	15,605
Net operating income (non-GAAP)	$17,856	17,332	49,899	44,617
Diluted earnings per share (non-GAAP)	$0.19	0.19	0.54	0.49
Reconciliation of net operating income to net income:
Net operating income (non-GAAP)	$17,856	17,332	49,899	44,617
Nonoperating expenses, net of tax:
Acquisition and integration expenses	(4,984)	—	(5,552)	—
Net income (GAAP)	$12,872	17,332	44,347	44,617
Diluted earnings per share (GAAP)	$0.13	0.19	0.48	0.48

Comparison of Operating Results for the Quarters Ended September 30, 2015 and 2014

Net income for the quarter ended September 30, 2015 was $12.9 million, or $0.13 per diluted share, a decrease of $4.4 million, or 25.7%, from $17.3 million, or $0.19 per diluted share, for the quarter ended September 30, 2014.  The decrease in net income resulted from an increase in noninterest expense of $10.4 million, or 19.6%. Partially offsetting this increase in noninterest expense were increases in net interest income of $4.6 million, or 7.4%, and noninterest income of $403,000, or 2.3% as well as decreases in income tax expense of $688,000, or 11.6% and provision for loan losses of $299,000, or 8.6%.  Annualized, net income for the quarter ended September 30, 2015 represents returns on average equity and average assets of 4.54% and 0.59%, respectively, compared to 6.43% and 0.87% for the same quarter last year.  A discussion of significant changes follows.

Interest Income

Total interest income increased by $4.6 million, or 6.0%, to $81.1 million for the quarter ended September 30, 2015 from $76.5 million for the quarter ended September 30, 2014. This increase is the result of increases in both the average balance and average yield on interest earning assets. The average balance of interest earning assets increased by $429.0 million, or 5.8%, to $7.768 billion for the quarter ended September 30, 2015 from $7.339 billion for the quarter ended September 30, 2014 while the average yield earned on interest earning assets increased to 4.19% for the quarter ended September 30, 2015 from 4.17% for the quarter ended September 30, 2014.

Interest income on loans receivable increased by $5.3 million, or 7.4%, to $76.1 million for the quarter ended September 30, 2015 from $70.8 million for the quarter ended September 30, 2014.  This increase in interest income on loans receivable can be attributed to an increase in the average balance of loans receivable which increased by $671.8 million, or 11.4%, to $6.585 billion for the quarter ended September 30, 2015 from $5.913 billion for the quarter ended September 30, 2014.  This increase is due to the addition of $928.1 million of loan balances, at fair value, from the LNB acquisition, continued success in growing business banking relationships, and the retention of the residential mortgage loan originations. Partially offsetting this increase was a decline in the average yield which decreased to 4.63% for the quarter ended September 30, 2015 from 4.75% for the quarter ended September 30, 2014.  The continued decline in average yield is due primarily to the historically low level of market interest rates, as well as the overall lower average yield from the LNB portfolio.

Interest income on mortgage-backed securities decreased by $274,000, or 10.9%, to $2.2 million for the quarter ended September 30, 2015 from $2.5 million for the quarter ended September 30, 2014.  The average balance of mortgage-backed securities decreased by $70.7 million, or 12.4%, to $498.8 million for the quarter ended September 30, 2015 from $569.5 million for the quarter ended September 30, 2014 despite the addition of $109.4 million, at fair value, of mortgage-backed security balances from the LNB acquisition. The cash flows from our existing portfolio were redirected to fund the LNB acquisition, payoff FHLB advances, and to fund loan growth.  Partially offsetting this decrease was an increase in the average yield on mortgage-backed securities to 1.79% for the quarter ended September 30, 2015 from 1.76% for the quarter ended September 30, 2014 due to the LNB portfolio having higher yields than our existing portfolio.

Interest income on investment securities decreased by $341,000, or 13.3%, to $2.2 million for the quarter ended September 30, 2015 from $2.6 million for the quarter ended September 30, 2014. This decrease is the result of decreases in both the average balance and average yield.  The average yield of investment securities decreased to 1.84% for the quarter ended September 30, 2015 from 2.10% for the quarter ended September 30, 2014.  This decrease is primarily the result of higher rate, tax-free, municipal securities maturing or being called.  The average balance of investment securities decreased by $6.2 million, or 1.3%, to $482.7 million for the quarter ended September 30, 2015 from $488.9 million for the quarter ended September 30, 2014.  This decrease is due primarily to the maturity or call of municipal and government agency securities which was partially offset by the addition of $74.7 million, at fair value, of municipal and government agency security balances from the LNB acquisition.

Regular dividends on FHLB stock decreased by just $1,000, or 0.2%, to $451,000 for the quarter ended September 30, 2015 from $452,000 for the quarter ended September 30, 2014. This decrease is attributable to a decrease in the average balance of $4.4 million, or 10.1%, to $39.6 million for the quarter ended September 30, 2015 from $44.0 million for the quarter ended September 30, 2014. This reduction in the average balance lead to an increase in the average yield to 4.52% for the quarter ended September 30, 2015 from 4.11% for the quarter ended September 30, 2014. FHLB dividends are included with taxable investment securities interest income in our Consolidated Statements of Income.

Interest income on interest-earning deposits decreased by $88,000, or 47.1%, to $99,000 for the quarter ended September 30, 2015 from $187,000 for the quarter ended September 30, 2014.  This decrease is due to a decrease in the average balance of $161.4 million, or 49.9%, to $162.0 million for the quarter ended September 30, 2015 from $323.4 million for the quarter ended September 30, 2014, due to the utilization of cash for the LNB acquisition, to payoff FHLB advances, and to fund loan growth.  The average yield on interest-earning deposits increased slightly to 0.24% for the quarter ended September 30, 2015 from 0.23% for the quarter ended September 30, 2014.

Interest Expense

Interest expense decreased by $37,000, or 0.3%, to $14.2 million for the quarter ended September 30, 2015 from $14.2 million for the quarter ended September 30, 2014.  This decrease in interest expense was due primarily to a decrease in the average cost of interest-bearing liabilities, which decreased to 0.91% for the quarter ended September 30, 2015 from 0.96% for the quarter ended September 30, 2014. The average cost of each funding source declined from the prior year in this low interest rate environment, excluding money market demand accounts which remained flat at 0.27%. Partially offsetting this decrease was an increase in the average balance of $311.8 million, or 5.3%, to $6.159 billion for the quarter ended September 30, 2015 from $5.847 billion for the quarter ended September 30, 2014. This increase was the result of the addition of $1.017 billion, at fair value, of deposit balances from the LNB acquisition. Additionally, the average balance of borrowed funds increased by $30.4 million, or 3.5%, for the quarter ended September 30, 2015. This increase is due to the utilization of $103.0 million of our FHLB overnight advance line, which was partially offset by the maturity of $60.0 million of term FHLB advances during the quarter ended September 30, 2015

Net Interest Income

Net interest income increased by $4.6 million, or 7.4%, to $66.9 million for the quarter ended September 30, 2015 from $62.3 million for the quarter ended September 30, 2014.  This increase is attributable to the factors discussed above. Redirecting existing funds and cash flow from investment securities to fund the LNB acquisition which provided $1.140 billion of interest-earning assets improved our net interest spread and margin.  Our net interest rate spread increased to 3.28% for the quarter ended September 30, 2015 from 3.21% for the quarter ended September 30, 2014 and our net interest margin increase to 3.45% for the quarter ended September 30, 2015 from 3.40% for the quarter ended September 30, 2014.

Provision for Loan Losses

The provision for loan losses decreased by $299,000, or 8.6%, to $3.2 million for the quarter ended September 30, 2015 from $3.5 million for the quarter ended September 30, 2014.  This decrease is due primarily to continued improvements in overall asset quality as classified loans decreased by $9.2 million, or 4.4%, to $200.6 million at September 30, 2015 from $209.8 million at September 30, 2014.  In addition, total nonaccrual loans decreased by $21.9 million, or 24.4%, to $67.9 million at September 30, 2015 from $89.8 million at September 30, 2014.  Additionally, annualized net charge-offs for the quarter ended September 30, 2015 decreased to 0.10% of total loans compared to 0.22% for the quarter ended September 30, 2014.

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

Noninterest Income

Noninterest income increased by $403,000, or 2.3%, to $18.1 million for the quarter ended September 30, 2015 from $17.7 million for the quarter ended September 30, 2014. The increase is primarily attributable to increases in insurance commission income and service charges and fees. Insurance commission income increased by $620,000, or 34.9%, to $2.4 million for the quarter ended September 30, 2015 from $1.8 million for the quarter ended September 30, 2014. This increase is due primarily to the acquisition of our third insurance agency over the past four years which closed on January 1, 2015. Service charges and fees increased by $280,000, or 2.9%, to $9.9 million for the quarter ended September 30, 2015 from $9.7 million for the quarter ended September 30, 2014 due primarily to the successful growth of checking accounts, as well as the addition of 55,000 LNB customers.  Partially offsetting these increases was a decrease in the gain on sale of investments of $592,000, or 69.5% to $260,000 for the quarter ended September 30, 2015 from $852,000 for the quarter ended September 30, 2014 due primarily to the sale of a portion of our bank stock portfolio for a significant gain in the prior year.

Noninterest Expense

Noninterest expense increased by $10.4 million, or 19.6%, to $63.8 million for the quarter ended September 30, 2015 from $53.4 million for the quarter ended September 30, 2014.  This increase is primarily the result of increases in acquisition expense, compensation and employee benefits, and processing expenses. Expenses totaling $7.6 million were incurred during the quarter ended September 30, 2015 related to the LNB acquisition. Compensation and employee benefits increased by $3.0 million, or 10.5%, to $31.0 million for the quarter ended September 30, 2015 from $28.0 million for the quarter ended September 30, 2014.  This increase is also primarily related to the LNB acquisition. Processing expenses increased by $1.4 million, or 20.9%, to $8.1 million for the quarter ended September 30, 2015 from $6.7 million for the quarter ended September 30, 2014, due primarily to technology upgrades including the implementation of software that provides our customers with enhanced security for online financial transactions and the additional maintenance costs since the LNB acquisition.  Partially offsetting these increases was a decrease in other expenses of $1.5 million, or 43.6%, to $1.8 million for the quarter ended September 30, 2015 from $3.3 million for the quarter ended September 30, 2014 due primarily to the timing of charitable contributions and the related state tax credits which are delayed as a result of the current Pennsylvania budget impasse. Marketing expense also declined from the prior year by $520,000, or 23.5%, to $1.7 million for the quarter ended September 30, 2015 from $2.2 million for the quarter ended September 30, 2014 as a result of the timing of loan and checking account campaigns.

Income Taxes

The provision for income taxes decreased by $688,000, or 11.6%, to $5.2 million for the quarter ended September 30, 2015 from $5.9 million for the quarter ended September 30, 2014.  This decrease in income tax expense is primarily the result of a decrease in pretax income of $5.1 million, or 22.1%, and a reduction in tax-free income from municipal bonds as well as a lower amount of Pennsylvania state tax credits anticipated for 2015. Partially offsetting this decrease was an increase in our effective tax rate for the quarter ended September 30, 2015 to 28.9% compared to 25.5% for the quarter ended September 30, 2014.  We anticipate our effective tax rate to be between 30.0% and 32.0% for all of 2015.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and 2014

Net income for the nine months ended September 30, 2015 was $44.3 million, or $0.48 per diluted share, a decrease of $270,000, or 0.6%, from $44.6 million, or $0.48 per diluted share, for the nine months ended September 30, 2014.  The decrease in net income resulted from increases in noninterest expense of $12.4 million, or 7.7%, and income tax expense of $3.7 million, or 23.5% and a decrease in noninterest income of $4.2 million, or 7.9%. Partially offsetting these factors was a decrease in provision for loan losses of $14.1 million, or 73.4% and an increase in net interest income of $5.9 million, or 3.1%. Annualized, net income for the nine months ended September 30, 2015 represents returns on average equity and average assets of 5.47% and 0.73%, respectively, compared to 5.44% and 0.75% for the same nine month period last year.  A discussion of significant changes follows.

Interest Income

Total interest income increased by $5.1 million, or 2.2%, to $233.9 million for the nine months ended September 30, 2015 from $228.8 million for the nine months ended September 30, 2014. This increase is the result of increases in both the average balance and average yield earned on interest earning assets. The average balance on interest earning assets increased by $109.2 million, or 1.5%, to $7.461 billion for the nine months ended September 30, 2015 from $7.351 billion for the nine months ended September 30, 2014. Additionally, the average yield on interest-earning assets increased to 4.17% for the nine months ended September 30, 2015 from 4.15% for the nine months ended September 30, 2014.

Interest income on loans receivable increased by $6.9 million, or 3.3%, to $217.8 million for the nine months ended September 30, 2015 from $210.9 million for the nine months ended September 30, 2014.  This increase in interest income on loans receivable can be attributed to an increase in the average balance of loans receivable of $371.1 million, or 6.3%, to $6.228 billion for the nine months ended September 30, 2015 from $5.857 billion for the nine months ended September 30, 2014.  This increase is due to continued success in growing business banking relationships, the retention of the residential mortgage loan originations, and the LNB acquisition. Partially offsetting this increase was a decline in the average yield which decreased to 4.68% for the nine months ended September 30, 2015 from 4.81% for the nine months ended September 30, 2014.  The continued decline in average yield is due primarily to the historically low level of market interest rates.

Interest income on mortgage-backed securities decreased by $1.5 million, or 18.1%, to $6.5 million for the nine months ended September 30, 2015 from $8.0 million for the nine months ended September 30, 2014.  This decrease is the result of decreases in both the average balance and average yield. The average balance of mortgage-backed securities decreased by $102.6 million, or 17.2%, to $494.4 million for the nine months ended September 30, 2015 from $597.0 million for the nine months ended September 30, 2014 due primarily to redirecting cash flows from these securities to fund the LNB acquisition, payoff FHLB advances, and fund loan growth.  The average yield on mortgage-backed securities decreased to 1.76% for the nine months ended September 30, 2015 from 1.78% for the nine months ended September 30, 2014 due primarily to the pay-down of higher rate securities.

Interest income on investment securities decreased by $1.0 million, or 12.9%, to $6.9 million for the nine months ended September 30, 2015 from $7.9 million for the nine months ended September 30, 2014. This decrease is the result of decreases in both the average balance and average yield.  The average yield on investment securities decreased to 1.90% for the nine months ended September 30, 2015 from 2.11% for the nine months ended September 30, 2014.  This decrease is primarily the result of higher rate, tax-free, municipal securities maturing or being called and if replaced, being replaced by lower yielding, shorter duration government agency securities.  The average balance of investment securities decreased by $17.3 million, or 3.5%, to $483.8 million for the nine months ended September 30, 2015 from $501.1 million for the nine months ended September 30, 2014.  This decrease is due primarily to the maturity or call of municipal and government agency securities and the use of these proceeds to fund the LNB acquisition, payoff FHLB advances, and fund loan growth.

Dividends on FHLB stock increased by $904,000, or 63.4%, to $2.3 million for the nine months ended September 30, 2015 from $1.4 million for the nine months ended September 30, 2014. This increase is due a $1.0 million special dividend paid in the first quarter of 2015.  Additionally, the average yield, exclusive of the special dividend, increased to 4.64% for the nine months ended September 30, 2015 from 4.33% for the nine months ended September 30, 2014. Partially offsetting these factors was a decrease in the average balance of $6.8 million, or 15.4%, to $37.1 million for the nine months ended September 30, 2015 from $43.9 million for the nine months ended September 30, 2014. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB. FHLB dividends are included with taxable investment securities interest income in our Consolidated Statements of Income.

Interest income on interest-earning deposits decreased by $255,000, or 37.9%, to $418,000 for the nine months ended September 30, 2015 from $673,000 for the nine months ended September 30, 2014.  This decrease is due to a decrease in the average balance of $135.2 million, or 38.4%, to $217.2 million for the nine months ended September 30, 2015 from $352.4 million for the nine months ended September 30, 2014, due to the utilization of cash for the LNB acquisition, to payoff FHLB advances, and fund loan growth.  The average yield on interest-earning deposits remained unchanged at 0.25% for the nine months ended September 30, 2015 and 2014.

Interest Expense

Interest expense decreased by $764,000, or 1.8%, to $41.8 million for the nine months ended September 30, 2015 from $42.6 million for the nine months ended September 30, 2014.  This decrease in interest expense was due to a decline in the average cost of interest-bearing liabilities which decreased to 0.95% for the nine months ended September 30, 2015 from 0.97% for the nine months ended September 30, 2014. The average cost of each funding source, excluding money market demand accounts, declined from the prior year. In addition, there was a shift in deposit mix from time deposits to lower cost non-maturity deposits. Partially offsetting this decrease was an increase in the balance of interest-bearing liabilities, which increased by $41.7 million, or 0.7%, to $5.909 billion for the nine months ended September 30, 2015 from $5.868 billion for the nine months ended September 30, 2014. The increase in average interest-bearing liabilities resulted primarily from an increase in borrowed funds of $55.5 million, or 6.3% and an increase in non-maturity deposit accounts of $187.1 million, or 5.7%. Partially offsetting these increases was a decrease in time deposits of $203.7 million, or 12.7% as customers continue to move funds to more liquid accounts.

Net Interest Income

Net interest income increased by $5.9 million, or 3.1%, to $192.1 million for the nine months ended September 30, 2015 from $186.2 million for the nine months ended September 30, 2014.  This increase is attributable to the factors discussed above. Loan growth enabled us to redirect cash flows from lower yielding cash and investments which helped offset overall lower market interest rates and increase our net interest spread and margin.  Our net interest rate spread increased to 3.22% for the nine months ended September 30, 2015 from 3.18% for the nine months ended September 30, 2014 and our net interest margin increased to 3.41% for the nine months ended September 30, 2015 from 3.38% for the nine months ended September 30, 2014.

Provision for Loan Losses

The provision for loan losses decreased by $14.1 million, or 73.4%, to $5.1 million for the nine months ended September 30, 2015 from $19.2 million for the nine months ended September 30, 2014.  This decrease is due primarily to continued improvements in overall asset quality as classified loans decreased by $9.2 million, or 4.4%, to $200.6 million at September 30, 2015 from $209.8 million at September 30, 2014.  In addition, total nonaccrual loans decreased by $21.9 million, or 24.4%, to $67.9 million at September 30, 2015 from $89.8 million at September 30, 2014. Annualized net charge-offs declined as well to 0.26% in the current year from 0.43% last year. Additionally, during the prior year period two troubled business banking loans required combined provisions of $8.2 million.

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

Noninterest Income

Noninterest income decreased by $4.2 million, or 7.9%, to $49.3 million for the nine months ended September 30, 2015 from $53.5 million for the nine months ended September 30, 2014. The decrease is primarily attributable to a decrease in the gain on sale of investments and an increase in loss on real estate owned.  Gain on sale of investments decreased by $3.6 million, or 79.8%, to $921,000 for the nine months ended September 30, 2015 from $4.5 million for the nine months ended September 30, 2014 as a result of the sale of equity securities during 2014 for a substantial gain.  Loss on real estate owned increased by $896,000, or 95.6%, to $1.8 million for the nine months ended September 30, 2015 from $937,000 for the nine months ended September 30, 2014.  This increase is due primarily to the additional write-down of one foreclosed commercial property in the first quarter of 2015. Partially offsetting these factors was an increase in services charges and fees of $717,000, or 2.6%, to $27.8 million for the nine months ended September 30, 2015 from $27.1 million for the nine months ended September 30, 2014. This increase is due primarily to an increase in the number of loan and transaction deposit customers as well as adjustments to deposit account fees made in late 2014. In addition, insurance commission income increased by $457,000, or 6.9%, to $7.0 million for the nine months ended September 30, 2015 from $6.6 million for the nine months ended September 30, 2014, due primarily to the acquisition of another insurance agency as of January 1, 2015.

Noninterest Expense

Noninterest expense increased by $12.4 million, or 7.7%, to $172.7 million for the nine months ended September 30, 2015 from $160.3 million for the nine months ended September 30, 2014.  This increase is primarily the result of increases in acquisition expense, compensation and employee benefits, and processing expenses. Expenses totaling $8.4 million were incurred during the nine months ended September 30, 2015 related to the LNB acquisition. Compensation and employee benefits increased by $3.2 million, or 3.8%, to $87.8 million for the nine months ended September 30, 2015 from $84.6 million for the nine months ended September 30, 2014.  This increase is the result of the LNB acquisition and normal annual increases in compensation. Processing expense increased by $2.7 million, or 13.9%, to $22.7 million for the nine months ended September 30, 2015 from $20.0 million for the nine months ended September 30, 2014, due primarily to technology upgrades including the implementation of software that provides our customers with enhanced security for online financial transactions and the additional maintenance costs attributable to the addition of the LNB operations.  Partially offsetting these increases was a decrease in other expenses of $1.6 million, or 21.2%, to $6.1 million for the nine months ended September 30, 2015 from $7.6 million for the nine months ended September 30, 2014 due primarily to the timing of charitable contributions and the related state tax credits which are delayed as a result of the current Pennsylvania budget impasse. Professional services also declined from the prior year by $718,000, or 12.6%, to $5.0 million for the nine months ended September 30, 2015 from $5.7 million for the nine months ended September 30, 2014 as a result of the completion of a third party engagement to review our compliance management system during 2014.

Income Taxes

The provision for income taxes increased by $3.7 million, or 23.5%, to $19.3 million for the nine months ended September 30, 2015 from $15.6 million for the nine months ended September 30, 2014.  This increase in income tax expense is primarily the result of an increase in pretax income of $3.4 million, or 5.6%, and a reduction in tax free income from municipal bonds as well as a lower amount of Pennsylvania state tax credits anticipated for 2015. Additionally, the prior year benefited from the tax deductibility of the special common stock dividends paid on shares held by our benefit plans.  Our effective tax rate for the nine months ended September 30, 2015 was 30.3% compared to 25.9% for the nine months ended September 30, 2014.  We anticipate our effective tax rate to be between 30.0% and 32.0% for all of 2015.

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

	Quarter ended September 30,
	2015				2014
				Avg.				Avg.
	Average			yield/	Average			yield/
	balance		Interest	cost (f)	balance		Interest	cost (f)
Assets:
Interest-earning assets:
Loans receivable (a) (b) (includes FTE adjustments of $496 and $486, respectively)	$6,584,664		76,583	4.66%	5,912,890		71,306	4.78%
Mortgage-backed securities (c)	498,757		2,230	1.79%	569,482		2,504	1.76%
Investment securities (c) (includes FTE adjustments of $530 and $840, respectively)	482,666		2,754	2.28%	488,893		3,405	2.79%
FHLB stock	39,552		451	4.52%	43,986		452	4.11%
Other interest-earning deposits	162,041		99	0.24%	323,447		187	0.23%

Total interest-earning assets (includes FTE adjustments of $1,026 and $1326, respectively)	7,767,680		82,117	4.24%	7,338,698		77,854	4.24%

Noninterest earning assets (d)	846,439				537,065

Total assets	$8,614,119				7,875,763

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$1,324,620		865	0.26%	1,228,105		834	0.27%
Interest-bearing checking deposits	1,022,585		149	0.06%	899,231		152	0.07%
Money market deposit accounts	1,217,122		825	0.27%	1,187,024		802	0.27%
Time deposits	1,577,159		4,324	1.09%	1,553,867		4,517	1.15%
Borrowed funds (e)	906,410		6,713	2.94%	876,034		6,700	3.03%
Junior subordinated debentures	111,213		1,274	4.48%	103,094		1,182	4.49%

Total interest-bearing liabilities	6,159,109		14,150	0.91%	5,847,355		14,187	0.96%

Noninterest-bearing checking deposits	1,054,270				891,842
Noninterest-bearing liabilities	275,435				66,432

Total liabilities	7,488,814				6,805,629

Shareholders’ equity	1,125,305				1,070,134

Total liabilities and shareholders’ equity	$8,614,119				7,875,763

Net interest income/ Interest rate spread			67,967	3.33%			63,667	3.28%

Net interest-earning assets/ Net interest margin	$1,608,571			3.50%	1,491,343			3.47%

Ratio of interest-earning assets to interest-bearing liabilities	1.26	X			1.26	X

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

(f) Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 4.63% and 4.75%, respectively; Investment securities — 1.84% and 2.10%, respectively; interest-earning assets — 4.19% and 4.17%, respectively. GAAP basis net interest rate spreads were 3.28% and 3.21%, respectively; and GAAP basis net interest margins were 3.45% and 3.40%, respectively.

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

Quarters ended September 30, 2015 and 2014

			Net
	Rate	Volume	Change
Interest earning assets:
Loans receivable	$(2,258)	7,535	5,277
Mortgage-backed securities	42	(316)	(274)
Investment securities	(616)	(35)	(651)
FHLB stock	45	(46)	(1)
Other interest-earning deposits	10	(98)	(88)
Total interest-earning assets	(2,777)	7,040	4,263

Interest-bearing liabilities:
Savings deposits	(32)	63	31
Interest-bearing checking deposits	(21)	18	(3)
Money market deposit accounts	3	20	23
Time deposits	(261)	68	(193)
Borrowed funds	(212)	225	13
Junior subordinated debentures	(1)	93	92
Total interest-bearing liabilities	(524)	487	(37)

Net change in net interest income	$(2,253)	6,553	4,300

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

	Nine months endedSeptember 30,
	2015				2014
				Avg.				Avg.
	Average			yield/	Average			yield/
	balance		Interest	cost (f)	balance		Interest	cost (f)
Assets:
Interest-earning assets:
Loans receivable (a) (b) (includes FTE adjustments of $1,427 and $1,569, respectively)	$6,228,049		219,210	4.71%	5,856,940		212,437	4.85%
Mortgage-backed securities (c)	494,416		6,522	1.76%	597,042		7,963	1.78%
Investment securities (c) (includes FTE adjustments of $1,872 and $2,592, respectively)	483,792		8,761	2.41%	501,120		10,504	2.79%
FHLB stock (g)	37,112		1,289	4.64%	43,882		1,425	4.33%
Other interest-earning deposits	217,232		418	0.25%	352,370		673	0.25%

Total interest-earning assets (includes FTE adjustments of $3,299 and $4,161, respectively)	7,460,601		236,200	4.23%	7,351,354		233,002	4.23%

Noninterest earning assets (d)	664,830				563,902

Total assets	$8,125,431				7,915,256

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$1,273,724		2,516	0.26%	1,225,411		2,459	0.27%
Interest-bearing checking deposits	940,814		411	0.06%	882,465		440	0.07%
Money market deposit accounts	1,176,446		2,349	0.27%	1,181,056		2,376	0.27%
Time deposits	1,480,247		12,344	1.11%	1,598,870		13,941	1.17%
Borrowed funds (e)	932,123		20,617	2.96%	876,606		19,880	3.03%
Junior subordinated debentures	105,800		3,604	4.49%	103,094		3,509	4.49%

Total interest-bearing liabilities	5,909,154		41,841	0.95%	5,867,502		42,605	0.97%

Noninterest-bearing checking deposits	975,904				853,294
Noninterest-bearing liabilities	156,247				98,877

Total liabilities	7,041,305				6,819,673

Shareholders’ equity	1,084,126				1,095,583

Total liabilities and shareholders’ equity	$8,125,431				7,915,256

Net interest income/ Interest rate spread			194,359	3.28%			190,397	3.26%

Net interest-earning assets/ Net interest margin	$1,551,447			3.47%	1,483,852			3.45%

Ratio of interest-earning assets to interest-bearing liabilities	1.26	X			1.25	X

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

(f) Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans  – 4.68% and 4.81%, respectively; Investment securities  – 1.90% and 2.11%, respectively; interest-earning assets  – 4.17% and 4.15%, respectively. GAAP basis net interest rate spreads were 3.22% and 3.18%, respectively; and GAAP basis net interest margins were 3.41% and 3.38%, respectively.

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

Nine months ended September 30, 2015 and 2014

			Net
	Rate	Volume	Change
Interest earning assets:
Loans receivable	$(6,406)	13,179	6,773
Mortgage-backed securities	(87)	(1,354)	(1,441)
Investment securities	(1,380)	(363)	(1,743)
FHLB stock	100	(236)	(136)
Other interest-earning deposits	5	(260)	(255)
Total interest-earning assets	(7,768)	10,966	3,198

Interest-bearing liabilities:
Savings deposits	(38)	95	57
Interest-bearing checking deposits	(54)	25	(29)
Money market deposit accounts	(18)	(9)	(27)
Time deposits	(563)	(1,034)	(1,597)
Borrowed funds	(491)	1,228	737
Junior subordinated debentures	3	92	95
Total interest-bearing liabilities	(1,161)	397	(764)

Net change in net interest income	$(6,607)	10,569	3,962

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at September 30, 2015 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from September 30, 2015 levels.

	Increase			Decrease
Non-parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/ (decrease) in net interest income	(1.0)%	(1.6)%	(2.9)%	(3.4)%
Projected percentage increase/ (decrease) in net income	(1.5)%	(1.6)%	(3.8)%	(9.9)%
Projected increase/ (decrease) in return on average equity	(1.5)%	(1.7)%	(3.7)%	(9.7)%
Projected increase/ (decrease) in earnings per share	$(0.01)	$(0.01)	$(0.03)	$(0.08)
Projected percentage increase/ (decrease) in market value of equity	(3.8)%	(8.1)%	(13.5)%	(0.7)%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)                                  Not applicable.

b.)                                  Not applicable.

c.)            The following table discloses information regarding the repurchase of shares of common stock during the quarter ending September 30, 2015:

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (1)	Maximum number of shares yet to be purchased under the plan (1)
July	127,489	$12.51	127,489	—
August	—	—	—	—
September	—	—	—	—
	127,489	$12.51

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (2)	Maximum number of shares yet to be purchased under the plan (2)
July	20,011	$12.51	20,011	4,979,989
August	—	—	—	4,979,989
September	—	—	—	4,979,989
	20,011	$12.51

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	November 9, 2015	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	November 9, 2015	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller
(Principal Accounting Officer)