Form 10-K
period 2015-12-31
Northwest Bancshares, Inc.
filed 2016-02-29
CIK 1471265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal Year Ended December 31, 2015
OR
☐      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _____ to _____
Commission File No. 001-34582
NORTHWEST BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-0950358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Liberty Street, Warren, Pennsylvania	16,365
(Address of Principal Executive Offices)	(Zip Code)
 (814) 726-2140
(Registrant’s telephone number)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NASDAQ Stock Market, LLC

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
As of February 12, 2016, there were 101,775,187 shares outstanding of the Registrant’s Common Stock.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2015, as reported by the Nasdaq Global Select Market, was approximately $1.215 billion.
DOCUMENTS INCORPORATED BY REFERENCE
                               Proxy Statement for the 2016 Annual Meeting of Stockholders of the Registrant (Part III).

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities and credit markets;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to continue to increase and manage our business and personal loans;

•	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;

•	the impact of the economy on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;

•	the impact of the current governmental effort to restructure the U.S. financial and regulatory system;

•	changes in the financial performance and/or condition of our borrowers; and

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

The conversion was completed December 18, 2009 when the Company sold 68,878,267 shares of common stock at $10.00 per share in the related offering.  Concurrent with the completion of the offering, shares of Northwest Bancorp, Inc. common stock owned by public stockholders were exchanged for 2.25 shares of Northwest Bancshares, Inc.’s common stock.  We also issued 1,277,565 shares of common stock and contributed $1.0 million in cash from the offering proceeds to Northwest Charitable Foundation, a charitable foundation that we established for the benefit of the communities in which Northwest Bank operates.  As of December 31, 2015, the Company had 101,871,737 shares outstanding and a market capitalization of approximately $1.346 billion.

On August 14, 2015, we acquired LNB Bancorp, Inc. ("LNB"), the parent company of The Lorain National Bank, for total consideration of $181.0 million, and thereby acquired LNB’s 21 branch locations in the counties of Lorain, Cuyahoga and Summit in northeastern Ohio. We acquired assets with a fair value of $1.211 billion, including investment securities with a fair value of $184.2 million, loans with a fair value of $928.1 million, and we assumed deposits of $1.034 billion and borrowings of $63.2 million. The acquisition of LNB enables us to expand our northeastern Ohio presence, improve our core deposit base, and add additional scale in our banking operations. The result of LNB’s operations are included in the Consolidated Statements of Income from the date of acquisition. Under the terms of the merger agreement, each outstanding share of LNB stock was converted into the right to receive either 1.461 shares of common stock of the Company, or $18.70 in cash. As a result, LNB stockholders received 7,056,074 shares of Company common stock, valued at $90.6 million, based on the $12.84 closing price of the Company’s stock on August 14, 2015, and cash consideration of $90.4 million.

Our executive offices are located at 100 Liberty Street, Warren, Pennsylvania 16365.  Our telephone number at this address is (814) 726-2140.

The Company’s website (www.northwest.com) contains a direct link to Northwest Bancshares, Inc.’s and its predecessor Northwest Bancorp, Inc.’s filings with the Securities and Exchange Commission, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings, if any. Information on our website shall not be considered a part of this report. Copies may also be obtained, without charge, by written request to Shareholder Relations, P.O. Box 128, Warren, Pennsylvania 16365.

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

As of December 31, 2015, Northwest Bank operated 181 community-banking locations throughout its market area in central and western Pennsylvania, western New York, eastern Ohio and Maryland.  Northwest Consumer Discount Company operates 51 consumer finance offices in Pennsylvania.  Northwest Bank also offers investment management and trust services and through wholly-owned subsidiaries, actuarial and benefit plan administration services, as well as property and casualty and employer benefit plan insurance.  Our principal lending activities are the origination of loans secured by first mortgages on owner-occupied, one-to-four-family residences, shorter term consumer loans, and commercial business and commercial real estate loans.

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

Market Area and Competition

We are headquartered in Warren, Pennsylvania, which is located in northwestern Pennsylvania, and have our highest concentration of deposits and loans in this area.  Since the early 1990s, we have expanded, primarily through acquisitions, into the southwestern and central regions of Pennsylvania, as well as western New York, northeastern Ohio and Maryland.  As of December 31, 2015, we operated 133 community banking locations and 51 consumer finance offices in Pennsylvania, 25 community banking offices in Ohio, 19 community banking offices in New York and four community banking offices in Maryland.  All of the aforementioned market areas are served by a number of competing financial institutions.  As a result, we encounter strong competition both in attracting deposits and in originating personal and business loans.  Our most direct competition for deposits comes from commercial banks, brokerage houses, other thrift institutions and credit unions in our market areas.  We expect continued competition from these financial institutions in the foreseeable future.  With the continued acceptance of internet banking by our customers and consumers generally, competition for deposits has increased from institutions operating outside of our market area as well as from insurance companies.

The following description of our market area is based upon information obtained from SNL Securities, the Bureau of Labor Statistics, The Federal Housing Financial Agency and the Mortgage Bankers Association.

Pennsylvania Market Area.  Our retail branch network within the state of Pennsylvania encompasses 28 counties.  In addition, through our consumer finance offices we operate in 12 additional counties in the state.  Our western Pennsylvania market has a diverse economy driven by healthcare and education industries, service businesses, technology companies and small manufacturing operations.  Our southeastern Pennsylvania market is primarily driven by service businesses but also serves as a bedroom community to the cities of Baltimore, Maryland and Philadelphia, Pennsylvania.

Pennsylvania is a stable banking market with a total population of approximately 12.8 million and total households of approximately 5.1 million as of December 31, 2015. The Pennsylvania markets in which we operate our retail branch and consumer finance offices contain more than half of Pennsylvania’s population and a similar percentage of households. These markets have experienced a 1.2% decrease in population between 2010 and 2015. As of December 31, 2015, the markets' average median household income increased over the last year by 5.3%, to $49,585, compared to the national median income level of $55,551. However, the household income growth rate in Pennsylvania is projected to increase above the expected national average growth rates during the next five years by approximately 4.1%. As of December 31, 2015, the unemployment rate for the state of Pennsylvania was 4.8%, slightly below the national average of 5.0%.

As of September 30, 2015 the House Price Index for the last four quarters in the state of Pennsylvania increased by 2.6%, compared to an increase in the national average of 5.7%.  Foreclosures have receded from their record highs to the lowest levels since the third quarter of 2007. As of September 30, 2015, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Pennsylvania was 2.3%, compared to the national average of 1.9%.

 Western New York Market Area. Our retail branch network in New York encompasses five counties in the western portion of the state. This market has a diverse economy driven by healthcare and education industries,service businesses, technology companies and small manufacturing operations.

Our New York market area has a total population of approximately 2.1 million and total households of approximately 874,000 as of December 31, 2015. This area has experienced a decrease in population between 2010 and 2015, of 0.9%. The average median household income in this market increased by 5.4% over the last year to $48,642 as of December 31, 2015, compared to the national median income level of $55,551. As of December 31, 2015 the unemployment rate for our New York market area was 4.8%, compared to the national average of 5.0%.

As of September 30, 2015 the House Price Index for the last four quarters in our New York market increased by 2.1%, compared to an increase in the national average of 5.7%. As of September 30, 2015, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of New York was 4.8%, compared to the national average of 1.9%.

Northeastern Ohio Market Area. With the acquisition of LNB our retail branch network increased from four to 25 community banking offices, which encompasses five counties in northeastern Ohio, including the Cleveland metro area. The major employment sectors in this market are similar to the contiguous market in western Pennsylvania.

Our Ohio market area has a total population of approximately 2.4 million and total households of approximately 1.0 million as of December 31, 2015. This area has experienced an increase in population between 2010 and 2015, of 1.0%. The median household income for the counties in which we conduct business in Ohio was $55,533 as of December 31, 2015, compared to the national median income level of $55,551. As of December 31, 2015 the unemployment rate for our Ohio market was 4.3%, below the national average of 5.0%.

As of September 30, 2015 the House Price Index for the last four quarters in our Ohio market area increased by 3.9%, compared to an increase in the national average of 5.7%. As of September 30, 2015, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Ohio was 2.3%, compared to the national average of 1.9%.

Maryland Market Area.  We operate four community banking offices in Baltimore and Howard counties in Maryland. The economy in these two counties consists primarily of service businesses, industries related to government, and heath care. This market has an expanding population base, as well as median household income levels and projected income growth rates comparable to or exceeding the state and national averages as of December 31, 2015.  As of December 31, 2015 the unemployment rate for our Maryland market was 4.5%, compared to the national average of 5.0%.

As of September 30, 2015 the House Price Index for the last four quarters for our Maryland market area increased by 2.1%, compared to an increase in the national average of 5.7%. As of September 30, 2015 the foreclosure rate in the state of Maryland was 2.5%, compared to the national average of 1.9%.

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

Residential Mortgage Loans.  We offer residential mortgage loans with terms typically ranging from 15 to 30 years, with either fixed or adjustable interest rates.  Originations of fixed rate residential mortgage loans versus adjustable rate residential mortgage loans are monitored on an ongoing basis.  The percentage of adjustable rate residential mortgage originations to total originations is affected significantly by the level of market interest rates, customer preference, our interest rate sensitivity and liquidity position, as well as loan products offered by our competitors.  Therefore, even when our strategy is to increase the origination of adjustable rate residential mortgage loans, market conditions may be such that there is greater demand for fixed rate mortgage loans.  Adjustable rate residential mortgage loans totaled $40.1 million, or 0.5%, of our gross loan portfolio at December 31, 2015.

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

Included in our $2.741 billion portfolio of residential mortgage loans are construction loans of $16.1 million, or 0.1% of our gross loan portfolio.  We offer fixed-rate and adjustable-rate residential construction loans primarily for the construction of owner-occupied one-to-four-family residences in our market area to builders or to owners who have a contract for construction.  Construction loans are generally structured to become permanent mortgages, and are originated with terms of up to 30 years with an allowance of up to one year for construction.  Advances are made as construction is completed.  In addition, we originate loans within our market area that are secured by individual unimproved or improved lots.  Land loans for the construction of owner-occupied residential real estate properties are currently offered with fixed-rates for terms of up to 10 years.  The maximum loan-to-value ratio for these loans is 80% of the as-completed appraised value, and the maximum loan-to-value ratio for construction loans is 95% of the lower of cost to build or as-completed appraised value.  Construction lending generally involves a greater degree of credit risk than permanent residential mortgage lending, as repayment of construction loans is often dependent upon the successful completion of construction projects.  Construction delays or the inability of borrowers to sell properties once construction is completed may impair borrowers’ ability to repay loans.  Private mortgage insurance is required for construction loans with loan-to-value ratios in excess of 80%.

Our residential mortgage loans customarily include due-on-sale clauses, which are provisions giving us the right to declare loans immediately due and payable in the event, among other things, borrowers sell or otherwise dispose of underlying real properties serving as collateral for loans.

Some financial institutions we have acquired have held loans that are serviced by others and are secured by one-to-four-family residences.  At December 31, 2015, our portfolio of residential mortgage loans serviced by others totaled $3.5 million.  We currently have no plans to enter into new residential mortgage loan participations.

Home Equity Loans.  Generally, our home equity loans are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90% or less.  Home equity loans are offered on a fixed rate basis with terms of up to 20 years.  Home equity lines of credit are offered on an adjustable-rate basis with terms of up to 25 years. All home equity lines of credit are underwritten assuming the borrower is required to immediately begin making principal and interest payments using the current rates on our equivalent fixed rate products. At December 31, 2015, the disbursed portion of home equity lines of credit totaled $462.0 million, or 6.2% of gross loans, with $198.8 million remaining undisbursed, and our fixed-rate home equity loans totaled $725.1 million, or 9.8% of gross loans.  We generally underwrite home equity loans and lines of credit in a manner similar to our underwriting of residential mortgage loans.

Other Consumer Loans.  The principal types of other consumer loans we offer are direct and indirect automobile loans, sales finance loans, unsecured personal loans, credit card loans, and loans secured by deposit accounts.  These loans are typically offered with maturities of ten years or less.

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

Consumer loans entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, recreation vehicles, appliances and furniture.  In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles.  At December 31, 2015, other consumer loans totaled $510.6 million, or 6.9% of gross loans.

Commercial Real Estate Loans.  Our multi-family commercial real estate loans are secured by multi-family residences, such as rental properties.  Our commercial real estate loans are secured by nonresidential properties such as hotels, commercial offices, manufacturing facilities and retail establishments.  At December 31, 2015, a significant portion of our multi-family commercial real estate and commercial real estate loans were secured by properties located within our market area.  Our largest multi-family commercial real estate loan relationship at December 31, 2015 had a principal balance of $40.5 million, and was secured by eight multi-family residential properties.  This loan was performing in accordance with its terms as of December 31, 2015.  Our largest commercial real estate loan relationship at December 31, 2015, had a principal balance of $84.6 million and was secured by 18 commercial real estate properties including hotels, office and retail space.  These loans were performing in accordance with their terms as of December 31, 2015.  Multi-family commercial and commercial real estate loans are offered with both adjustable interest rates and fixed interest rates.  The terms of each multi-family residential and commercial real estate loan are negotiated on a case-by-case basis.  We generally originate multi-family commercial and commercial real estate loans in amounts up to 80% of the appraised value of the property collateralizing the loan.

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

Commercial Loans.  We offer commercial loans to finance various activities in our market area, some of which are secured in part by additional real estate collateral.  At December 31, 2015 our largest commercial loan relationship had a principal balance of $20.0 million, and was secured by equipment and real estate. This loan was performing in accordance with its terms as of December 31, 2015.

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

Our commercial loan policy assigns lending limits for our various commercial loan officers and stacked authorities for commercial loan officers with the approval of senior management. These individual and stacked authorities are established by the Credit Committee.  The Senior Loan Committee may approve extensions of credit in excess of the stacked loan authorities. The Credit Committee meets quarterly to review the assigned lending limits and to monitor our lending policies, loan activity, economic conditions and concentrations of credit.

Our general policy is to make no loans either individually or in the aggregate to one customer in excess of $20.0 million.  Under certain circumstances; for instance well qualified customers or customers with multiple individually qualified projects, this limit may be exceeded subject to the approval of the Senior Loan Committee. The Chief Credit Officer reviews any loans exceeding $20.0 million or unusual loan requests with the Board of Directors.  In addition, the Chief Credit Officer has the authority to require that the Board of Directors review any loan that has been approved by the Senior Loan Committee with which the Chief Credit Officer has specific concerns.  Also, all loans originated during a calendar quarter of $5.0 million or more are reported to the Risk Management Committee of the Board of Directors at the end of each quarter.  Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and flood insurance is required as determined by regulation.  After the loan is approved, a loan commitment letter is promptly issued to the borrower.  At December 31, 2015, we had commitments to originate $186.7 million of loans.

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

Loan Origination Fees.  We defer loan origination fees received from borrowers and costs to originate loans and amortize such amounts as an adjustment of yield over the life of the loan by using the level yield method.  Deferred loan fees and costs are recognized as part of interest income immediately upon prepayment or the sale of the related loan.  At December 31, 2015, we had $20.1 million of net deferred loan origination costs.  Loan origination fees vary with the volume and type of loans and commitments originated and purchased, principal repayments, and competitive conditions in the marketplace.

Income from net loan origination fees was $9.2 million, $8.2 million and $8.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Loans-to-One Borrower.  As of December 31, 2015, the largest aggregate amount loaned to one borrower, or related borrowers, totaled $84.6 million and was secured by 18 commercial real estate properties including hotels, office and retail space.  Our second largest lending relationship totaled $65.3 million and was secured by seven commercial office buildings.  Our third largest lending relationship totaled $49.3 million and was secured by eight commercial office buildings.  Our fourth largest lending relationship totaled $44.8 million and was secured by a residential development. Our fifth largest lending relationship totaled $40.5 million and was secured by eight multi-family residential properties.  All of these loans were performing in accordance with their terms at December 31, 2015.

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

At the time of purchase, we designate a security as either held-to-maturity or available-for-sale based upon our ability and intentions.  Securities available-for-sale are reported at fair value and securities held to maturity are reported at amortized cost.  A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary.  If impairment exists, credit related impairment losses are recorded in earnings while noncredit related impairment losses are recorded in accumulated other comprehensive income (for available for sale securities).  The fair values of our securities are based on published or securities dealers’ market values, when available.  See note 4 to the Consolidated Financial Statements for a detailed analysis and description of our investment portfolio and valuation techniques.

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

Deposits. Personal and business deposits are generated from our market area by offering a broad selection of deposit instruments including checking accounts, savings accounts, money market deposit accounts, term certificate accounts and individual retirement accounts.  While we accept deposits of $250,000 or more, we do not offer premium rates for such deposits.  We accept brokered deposits through the CDARS program, but generally do not solicit funds outside our market area.  As of December 31, 2015, we had deposits through the CDARS program with an aggregate balance of $50.1 million.  Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors.  We regularly execute changes in our deposit rates based upon general market interest rates, competition, and liquidity requirements.

Borrowings. We also rely upon borrowings to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  Borrowings from the Federal Home Loan Bank of Pittsburgh typically are collateralized by a portion of our real estate loans.  In addition to the Federal Home Loan Bank of Pittsburgh, we have borrowing facilities with the Federal Reserve Bank, two correspondent banks and we borrow funds, in the form of corporate repurchase agreements, from municipalities, corporations and school districts.

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

Subsidiary Activities

Northwest Bancshares, Inc.’s sole direct consolidated subsidiary is Northwest Bank. Northwest Bancshares, Inc. also owns all of the common stock of three statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust, and LNB Trust II, a Delaware statutory business trust (the “Trusts”). The Trusts have issued a total of $107.9 million of trust preferred securities. The Trusts are not consolidated with Northwest Bancshares, Inc.  At December 31, 2015, Northwest Bancshares, Inc.’s investment in the Trusts totaled $3.3 million, and the Trusts had assets of $111.2 million.

Northwest Bank has nine wholly-owned subsidiaries — Northwest Settlement Agency, LLC, Great Northwest Corporation, Northwest Financial Services, Inc., Northwest Advisors, Inc., Northwest Consumer Discount Company, Inc., Allegheny Services, Inc., Boetger and Associates, Inc., Northwest Capital Group, Inc., and The Bert Company.  For financial reporting purposes all of these companies are included in the consolidated financial statements of Northwest Bancshares, Inc.

Northwest Settlement Agency, LLC provides title insurance to borrowers of Northwest Bank and other lenders.  At December 31, 2015, Northwest Bank had an equity investment in Northwest Settlement Agency, LLC of $3.7 million.  For the year ended December 31, 2015, Northwest Settlement Agency, LLC had net income of $285,000.

Great Northwest Corporation holds equity investments in government-assisted, low-income housing projects in various locations throughout our market area.  At December 31, 2015, Northwest Bank had an equity investment in Great Northwest Corporation of $10.2 million.  For the year ended December 31, 2015, Great Northwest Corporation had net income of $860,000, generated primarily from federal low-income housing tax credits.

Northwest Financial Services, Inc. provides retail brokerage services. At December 31, 2015, Northwest Bank had an equity investment in Northwest Financial Services, Inc. of $9.1 million, and for the year ended December 31, 2015, Northwest Financial Services, Inc. had net income of $479,000.

Northwest Advisors, Inc., a federally registered investment advisor (“RIA”) provides investment management programs and investment portfolio planning services. At December 31, 2015, Northwest Bank had an equity investment in Northwest Advisors, Inc. of $2.2 million, and for the year ended December 31, 2015, Northwest Advisors, Inc. had a net loss of $139,000.

Northwest Consumer Discount Company, Inc. operates 51 consumer finance offices throughout Pennsylvania.  At December 31, 2015, Northwest Bank had an equity investment in Northwest Consumer Discount Company of $44.3 million and the net income of Northwest Consumer Discount Company, Inc. for the year ended December 31, 2015 was $1.6 million.

Allegheny Services, Inc. is a Delaware investment company that holds mortgage loans originated through our wholesale lending operation as well as municipal bonds.  In addition, Allegheny Services, Inc. funds the operation of the Northwest Consumer Discount Company through an intercompany loan relationship.  At December 31, 2015, Northwest Bank had an equity investment in Allegheny Services, Inc. of $762.4 million, and for the year ended December 31, 2015, Allegheny Services, Inc. had net income of $17.9 million.

Boetger and Associates, Inc. (doing business as Northwest Retirement Services) is an actuarial and employee benefits consulting firm that specializes in the design, implementation and administration of qualified and non-qualified retirement plan programs.  At December 31, 2015, Northwest Bank had an equity investment of $2.7 million in Boetger and Associates, Inc. and for the year ended December 31, 2015, Boetger and Associates, Inc. had net income of $85,000.

Northwest Capital Group, Inc’s principal activity is to own, operate and ultimately divest of properties that were acquired in foreclosure.  At December 31, 2015, Northwest Bank had an equity investment of $11.8 million in Northwest Capital Group, Inc. which reported net income of $264,000 for the year ended December 31, 2015.

The Bert Company (doing business as Northwest Insurance Services) is an employee benefits and property and casualty insurance agency specializing in commercial and personal insurance as well as retirement benefit plans.  At December 31, 2015, Northwest Bank had an equity investment of $8.9 million in The Bert Company and for the year ended December 31, 2015, The Bert Company had net income of $964,000.

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

Personnel

As of December 31, 2015, we had 2,007 full-time and 357 part-time employees.  None of our employees are represented by a collective bargaining group.  We believe we have a good working relationship with our employees.

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

Capital Requirements

Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. These capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

Any institution that fails any of the regulatory capital requirements is subject to enforcement action by the FDIC. Such action may include a capital directive, a cease and desist order, civil money penalties, restrictions on an institution’s operations, termination of federal deposit insurance, and the appointment of a conservator or receiver. Such action, through enforcement proceedings or otherwise, may require a variety of corrective measures.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

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

Prompt Corrective Action
Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The applicable FDIC regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. Under the amended regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. Institutions that fall into an “undercapitalized” category are subject to a variety of mandatory and discretionary supervisory actions, including a restriction on capital distributions and the requirement to file a capital restoration plan with the regulators. Performance under the capital restoration plan must be guaranteed by the parent holding company up to the lesser of the amount of the capital deficiency when deemed undercapitalized or 5% of the institution’s total assets. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2015, Northwest Bank was “well-capitalized” for this purpose.

Loans-to-One Borrower Limitation

In accordance with the Banking Code, a Pennsylvania chartered savings bank, with certain limited exceptions, may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its capital accounts, the aggregate of capital, surplus, undivided profits, capital securities and reserve for loan losses. We have established an internal lending limit, either individually or in the aggregate to one customer, of $20.0 million. Under certain circumstances, for instance well qualified customers or customers with multiple individually qualified projects, this limit may be exceeded subject to the approval of the Senior Loan Committee. As of December 31, 2015 we had 15 credit relationships that equal or exceed our $20.0 million internal limit.

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

Holding Company Regulation

General. Federal law allows a state savings bank, such as Northwest Bank, to elect to be treated as a savings association for purposes of the savings and loan company provisions of the Home Owners’ Loan Act of 1933, as amended, provided that it qualifies as a “Qualified Thrift Lender.” Such election results in its holding company being regulated as a savings and loan holding company by the Federal Reserve Board rather than as a bank holding company. Northwest Bank has made such an election. Therefore, Northwest Bancshares, Inc. is a savings and loan holding company within the meaning of the Home Owners’ Loan Act of 1933, as amended. As such, we are registered as a savings and loan holding company with the Federal Reserve Board and are subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements. In addition, the Federal Reserve Board has enforcement authority over the Company and any non-savings institution subsidiaries of the Company. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

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

Federal law prohibits a savings and loan holding company, including Northwest Bancshares, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits, with certain exceptions, the acquisition or retention of more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider, among other factors, the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

Qualified Thrift Lender Test. To be regulated as a savings and loan holding company (rather than as a bank holding company), Northwest Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, Northwest Bank must be a “domestic building and loan association,” as defined in the Internal Revenue Code, or comply with the Qualified Thrift Lender test. Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period. As of December 31, 2015, Northwest Bank met the Qualified Thrift Lender test.

Capital Requirements. Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act required the Federal Reserve Board to establish, for all depository institution holding companies, minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions applied to savings and loan holding companies (of greater than $1 billion in consolidated assets), as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

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

The Federal Reserve Board has issued a policy statement regarding capital distributions by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances, such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions, including stock repurchases.

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

 A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition and earnings.

Our performance is significantly impacted by the general economic conditions in our primary markets in Pennsylvania, New York, Ohio and Maryland. At December 31, 2015, 65.2% of our loan portfolio was secured by properties located in Pennsylvania, with a large portion of the rest of our loans secured by real estate located in New York, Ohio and Maryland. Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans.
A deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•
collateral for loans, especially real estate, may decline in value, in turn reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

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

Final capital rules effective January 1, 2015 include new minimum risk-based capital and leverage ratios and refined the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Changes in interest rates also affect the current fair value of our interest-earning investment securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2015, the fair value of our investment and mortgage-backed securities portfolio totaled $907.0 million. Net unrealized gains on these securities totaled $6.3 million at December 31, 2015.

At December 31, 2015, our interest rate risk analysis indicated that the market value of our equity would decrease by 7.6% if there was an instant non-parallel 200 basis point increase in market interest rates. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Historically low interest rates may adversely affect our net interest income and profitability.

In recent years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed and Treasury securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, which has been one factor contributing to the increase in our interest rate spread as interest rates decreased. However, our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. Accordingly, our net interest income may be adversely affected and may even decrease, which may have an adverse effect on our profitability.

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

Over the past two years our commercial loan portfolio, which includes commercial real estate, multi-family, commercial business and construction loans, has increased by $859.2 million, or 40.8%, to $2.962 billion December 31, 2015 from $2.103 billion at December 31, 2013. A large portion of our commercial loan portfolio is unseasoned, meaning they were originated recently. Our limited experience with these borrowers does not provide us with a significant payment history pattern with which to judge future collectability. Further, these loans have not been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

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

See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations-Balance Sheet Analysis-Securities” for a discussion of our securities portfolio and the unrealized losses related to the portfolio, as well as the “Marketable Securities” and “Disclosures about Fair Value of Financial Instruments” footnotes to the audited financial statements.

Recently adopted regulations could restrict our ability to originate and sell loans.

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

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain “not less than 5% of the credit risk for any asset that is not a qualified residential mortgage.”  The regulatory agencies have issued a final rule to implement this requirement.  The final rule provides that the definition of “qualified residential mortgage” includes loans that meet the definition of qualified mortgage issued by the Consumer Financial Protection Bureau.

The final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans.  Similarly, the Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, which could limit our growth or profitability.

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

Our municipal bond portfolio may be impacted by the effects of economic stress on state and local governments. At December 31, 2015, we had $89.5 million invested in debt obligations of states, municipalities and political subdivisions (collectively referred to as our municipal bond portfolio). We also had $143.4 million of loans outstanding to municipalities and political subdivisions. Widespread concern currently exists regarding the stress on state and local governments emanating from: (i) declining revenues; (ii) large unfunded liabilities to government workers; and (iii) entrenched cost structures. Debt-to-gross domestic product ratios for the majority of states have been deteriorating due to, among other factors: (i) declines in federal monetary assistance provided as the United States is currently experiencing the largest deficit in its history; and (ii) lower levels of sales and property tax revenue as unemployment remains elevated and the housing market continues to remain unstable. This concern has led to speculation about the potential for a significant deterioration in the municipal bond market, which could materially affect our results of operations, financial condition and liquidity. We may not be able to mitigate the exposure in our municipal portfolio if state and local governments are unable to fulfill their obligations. The risk of widespread issuer defaults may also increase if there are changes in legislation that permit states, or additional municipalities and political subdivisions, to file for bankruptcy protection or if there are judicial interpretations that, in a bankruptcy or other proceeding, lessen the value of any structural protections.

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

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our business strategy includes growth in assets, deposits and the scale of our operations. Achieving our growth targets will require us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected.

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

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing this annual report as well as periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our valuation of investment securities, our determination of our income tax provision and goodwill, and our evaluation of the adequacy of our allowance for loan losses.

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                                                PROPERTIES

As of December 31, 2015, we conducted our business through our main office located in Warren, Pennsylvania, 127 other full-service offices and five free-standing drive-up locations throughout our market area in central and western Pennsylvania, 19 offices in western New York, 25 offices in eastern Ohio and four offices in Maryland. Northwest Bancshares, Inc. and its wholly-owned subsidiaries also operated 51 consumer finance offices located throughout Pennsylvania. At December 31, 2015, our premises and equipment had an aggregate net book value of approximately $154.4 million.

ITEM 3.                                                LEGAL PROCEEDINGS

Northwest Bancshares, Inc. and its subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition and/or results of operations. See note 19 in the notes to the Consolidated Financial Statements.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Select Market under the symbol “NWBI.” As of February 12, 2016, we had 20 registered market makers, 14,311 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 101,775,187 shares outstanding. The following table sets forth market price and dividend information for our common stock.

Year Ended December 31, 2015	High	Low	Cash Dividends Declared
First Quarter	$12.62	$11.52	$0.14
Second Quarter	$13.03	$11.71	$0.14
Third Quarter	$13.21	$12.32	$0.14
Fourth Quarter	$14.11	$12.55	$0.14

Year Ended December 31, 2014	High	Low	Cash Dividends Declared
First Quarter	$15.07	$13.66	$0.23
Second Quarter	$15.11	$12.77	$1.13
Third Quarter	$13.86	$11.99	$0.13
Fourth Quarter	$13.30	$11.86	$0.13

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

There were no sales of unregistered securities during the quarter ended December 31, 2015.

The following tables disclose information regarding repurchases of shares of common stock during the quarter ended December 31, 2015, and includes the repurchase program announced on December 13, 2012, which is for approximately 5,000,000 shares and does not have an expiration date.

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (1)	Maximum number of shares yet to be purchased under the plan (1)
October	—	$—	—	4,979,989
November	—	—	—	4,979,989
December	—	—	—	4,979,989
	—	—

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on our Common Stock between December 31, 2010 and December 31, 2015, (b) the cumulative total return on stocks included in the Total Return Index for the Nasdaq Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the Nasdaq Bank Index over such period.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that our stock performance will continue in the future with the same or similar trend depicted in the graph.  We will not make or endorse any predictions as to future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
 Among Northwest Bancshares, Inc., the NASDAQ Composite Index, and the NASDAQ Bank Index
*$100 invested on 12/31/2010 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Northwest Bancshares, Inc.	100.00	109.43	112.24	141.90	135.41	151.27
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Bank	100.00	90.68	104.29	147.41	153.18	166.77

ITEM 6.                SELECTED FINANCIAL DATA

Selected Financial and Other Data

The summary financial information presented below is derived in part from the Company’s consolidated financial statements.  The following is only a summary and should be read in conjunction with the consolidated financial statements and notes included elsewhere in this document.  The information at December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 is derived in part from the audited consolidated financial statements that appear in this document.  The information at December 31, 2013, 2012 and 2011, and for the years ended December 31, 2012 and 2011, is derived in part from audited consolidated financial statements that do not appear in this document.

	At December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Consolidated Financial Data:
Total assets	$8,951,899	7,775,033	7,879,859	7,941,163	7,956,439
Investment securities held-to-maturity	6,610	66,752	69,316	69,275	74,692
Investment securities available-for-sale	395,688	427,259	439,693	414,569	279,125
Mortgage-backed securities held-to-maturity	25,079	36,943	52,050	85,806	156,697
Mortgage-backed securities available-for-sale	478,717	485,112	577,074	664,505	629,224
Loans receivable net:
Residential mortgage loans	2,736,182	2,515,875	2,475,129	2,407,647	2,388,884
Home equity	1,183,064	1,061,581	1,076,694	1,075,360	1,085,514
Other consumer loans	512,691	236,626	222,861	223,194	230,949
Commerial real estate loans	2,317,647	1,767,795	1,597,308	1,562,098	1,410,171
Commercial loans	409,865	344,861	367,613	364,988	369,279
Total loans receivable, net (1)	7,159,449	5,922,373	5,734,943	5,629,261	5,480,381
Deposits	6,612,581	5,632,542	5,668,879	5,764,600	5,780,325
Advances from Federal Home Loan Bank and other borrowed funds	975,007	888,109	881,645	860,047	827,925
Shareholders’ equity	1,163,163	1,062,647	1,155,185	1,127,032	1,153,638

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands except per share data)
Selected Consolidated Operating Data:
Total interest income	$319,580	305,427	313,097	337,829	358,967
Total interest expense	56,327	56,587	61,162	75,199	92,801
Net interest income	263,253	248,840	251,935	262,630	266,166
Provision for loan losses	9,712	20,314	18,519	26,338	34,170
Net interest income after provision for loan losses	253,541	228,526	233,416	236,292	231,996
Noninterest income	68,836	70,766	66,476	58,817	58,978
Noninterest expense	233,877	215,535	207,134	205,477	200,227
Income before income tax expense	88,500	83,757	92,758	89,632	90,747
Income tax expense	27,960	21,795	26,199	26,243	26,747
Net income	$60,540	61,962	66,559	63,389	64,000
Earnings per share:
Basic	$0.64	0.68	0.73	0.68	0.64
Diluted	$0.64	0.67	0.73	0.67	0.64

At or For the Year Ended December 31,
2015	2014	2013	2012	2011
Selected Financial Ratios and Other Data:
Return on average assets (1)	0.73%	0.79%	0.84%	0.79%	0.79%
Return on average equity (2)	5.49%	5.69%	5.87%	5.48%	5.24%
Average capital to average assets	13.25%	13.80%	14.30%	14.45%	15.17%
Capital to total assets	12.99%	13.67%	14.66%	14.19%	14.50%
Tangible common equity to tangible assets	10.28%	11.64%	12.70%	12.22%	12.59%
Net interest rate spread (3)	3.29%	3.27%	3.31%	3.39%	3.38%
Net interest margin (4)	3.49%	3.47%	3.51%	3.63%	3.66%
Noninterest expense to average assets	2.81%	2.73%	2.61%	2.56%	2.49%
Efficiency ratio	69.05%	67.44%	64.99%	63.86%	61.53%
Noninterest income to average assets	0.83%	0.92%	0.84%	0.74%	0.73%
Net interest income to noninterest expense	1.13x	1.15x	1.22x	1.28x	1.35x
Dividend payout ratio	87.50%	241.80%	68.49%	89.55%	67.19%
Nonperforming loans to net loans receivable	1.02%	1.35%	1.88%	2.16%	2.40%
Nonperforming assets to total assets	0.91%	1.25%	1.60%	1.86%	1.99%
Allowance for loan losses to nonperforming loans	85.86%	84.35%	66.12%	60.06%	54.05%
Allowance for loan losses to net loans receivable	0.88%	1.14%	1.24%	1.30%	1.30%
Average interest-earning assets to average interest-bearing liabilities	1.26	x	1.25x	1.24x	1.23x	1.22x
Number of full-service offices	181	162	165	165	168
Number of consumer finance offices	51	51	50	52	52

(1)	Represents net income divided by average assets.

(2)	Represents net income divided by average equity.

(3)	Represents average yield on interest-earning assets less average cost of interest-bearing liabilities (shown on an FTE basis).

(4)	Represents net interest income as a percentage of average interest-earning assets (shown on a FTE basis).

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

Our net income was $60.5 million, or $0.64 per diluted share, for the year ended December 31, 2015 compared to $62.0 million, or $0.67 per diluted share, for the year ended December 31, 2014 and $66.6 million, or $0.73 per diluted share, for the year ended December 31, 2013.  The loan loss provision was $9.7 million for the year ended December 31, 2015 compared to $20.3 million for the year ended December 31, 2014 and $18.5 million for the year ended December 31, 2013. We recorded other-than-temporary impairment losses on securities, which were reflected as a reduction of noninterest income, of $713,000 for the year ended December 31, 2013.

Other than our loans for the construction of one-to-four family residential mortgage loans, we do not solicit “interest only” mortgage loans on one-to-four family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan).  We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.  We do not directly solicit “subprime loans” (loans that generally target borrowers with FICO scores of less than 660) or Alt-A loans (traditionally defined as loans having less than full documentation).  However, a portion of the loans originated by one of our subsidiaries, Northwest Consumer Discount Company (“NCDC”), consists of loans to persons with credit scores that would cause such loans to be considered subprime.  NCDC has been in operation for over 25 years and has 51 offices throughout Pennsylvania.  NCDC offers a variety of consumer loans for automobiles, appliances and furniture as well as residential mortgage loans.  At December 31, 2015, NCDC’s total loan portfolio was approximately $106.9 million with an average loan size of $4,479, an average FICO score of 627 and an average yield of approximately 15.5%.  NCDC’s total delinquency is approximately 4.9% of outstanding loans, with loans delinquent for 90 days or more at 1.3% of loans outstanding.  Annual net charge-offs average approximately $3.2 million, or 3.0% of outstanding loans, and it maintains an allowance for loan losses of $4.1 million, or 3.9% of loans. Although loans originated through NCDC have higher average rates of delinquency and charge-offs than similar loans originated directly by Northwest Bank, management believes that the higher yields on loans originated through NCDC compensate for the incremental credit risk exposure.

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

Valuation of Investment Securities.  Our investment securities are classified as either held-to-maturity or available-for-sale.  Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value.  Unrealized gains or losses on available-for-sale securities, net of deferred taxes, are reported in other comprehensive income. Fair values are determined as described in note 16 of the notes to the Consolidated Financial Statements. Semi-annually (at May 31 and November 30), we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have reviewed the detailed valuation methodologies provided to us by our pricing services. Additional information related to our investment securities can be found in note 1(d) of the notes to the Consolidated Financial Statements.

We conduct a quarterly review of all investment securities to determine if any declines in fair value are other than temporary. In making this determination, we consider the period of time the securities have been in an unrealized loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer, if applicable, and the delinquency or default rates of underlying collateral. We consider our intent to sell the investment securities evaluated and the likelihood that we will not have to sell the investment securities before recovery of their cost basis.  If impairment exists, credit related impairment losses are recorded in earnings while noncredit related impairment losses are recorded in accumulated other comprehensive income, net of income taxes. Any future deterioration in the fair value of an investment security, or the determination that the existing unrealized loss of an investment security is other-than-temporary, may have a material adverse affect on future earnings.

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

Future changes in the economic environment or the operations of the reporting units could cause changes to these variables, which could give rise to declines in the estimated fair value of the reporting unit.  Declines in fair value could result in impairment being identified.  We have established June 30 of each year as the date for conducting our annual goodwill impairment assessment.  Quarterly, we evaluate if there are any triggering events that would require an update to our previous assessment.  The variables are selected as of June 30 and the valuation model is run to determine the fair value of each reporting unit.  We did not identify any individual reporting unit where the fair value was less than the carrying value as of June 30, 2015.

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

In determining the projected benefit obligations for pension benefits at December 31, 2015 and 2014, we used a discount rate of 4.25% and 3.89%, respectively.  We use the Citigroup Pension Liability Index rates matching the duration of our benefit payments as of the measurement date, December 31, to determine the discount rate.

Balance Sheet Analysis

On August 14, 2015, we acquired LNB, the parent company of The Lorain National Bank. As a result, we acquired assets with a fair value of $1.211 billion, including investment securities with a fair value of $184.2 million, loans with a fair value of $928.1 million, and we assumed deposits of $1.034 billion and borrowings of $63.2 million. The following table shows certain assets and liabilities at the dates indicated for comparative purposes:

		LNB acquired,	Adjusted
	Balance at	at fair value	balance at	Balance at
	December 31,	August 14,	December 31,	December 31,
	2015	2015	2015	2014
		(In thousands)
Assets:
Total marketable securities available-for-sale	874,405	184,169	690,236	912,371
Total marketable securities held-to-maturity	31,689	—	31,689	103,695
Total marketable securities	$906,094	184,169	721,925	1,016,066

Personal Banking:
Residential mortgage loans	$2,740,892	48,128	2,692,764	2,521,456
Home equity loans	1,187,106	153,986	1,033,120	1,066,131
Other consumer loams	520,289	222,708	297,581	242,744
Total Personal Banking	4,448,287	424,822	4,023,465	3,830,331

Business Banking:
Commercial real estate loans	2,351,434	429,039	1,922,395	1,801,184
Commercial loans	422,400	74,240	348,160	358,376
Total Business Banking	2,773,834	503,279	2,270,555	2,159,560

Total loans	$7,222,121	928,101	6,294,020	5,989,891

Liabilities:
Noninterest-bearing demand deposits	$1,177,256	142,087	1,035,169	891,248
Interest-bearing demand deposits	1,080,086	185,849	894,237	874,623
Money market deposit accounts	1,274,504	142,878	1,131,626	1,179,070
Savings deposits	1,386,017	127,532	1,258,485	1,209,287
Time deposits	1,694,718	435,646	1,259,072	1,478,314
Total deposits	$6,612,581	1,033,992	5,578,589	5,632,542

FHLB advances	$750,343	62,500	687,843	725,395
FHLB overnight advances	106,000	—	106,000	—
Collateralized borrowings	118,664	669	117,995	162,714
Total borrowed funds	$975,007	63,169	911,838	888,109

Assets.  Total assets at December 31, 2015 were $8.952 billion, an increase of $1.177 billion, or 15.1%, from $7.775 billion at December 31, 2014. This increase in assets was due primarily to the addition of $1.211 billion, at fair value, of assets related to the LNB acquisition. Additionally, originated net loans receivable increased by $304.1 million during 2015. Partially offsetting these increases were decreases in marketable securities and interest-earning deposits in other financial institutions of $110.0 million and $73.3 million, respectively. A discussion of significant changes follows.

Cash and interest-earning deposits in other financial institutions. Total cash decreased by $73.3 million, or 30.5%, to $167.4 million at December 31, 2015, from $240.7 million at December 31, 2014. This decrease was a result of using cash to pay for merger considerations for LNB and to fund loan growth.

Investment securities.  Investment securities decreased by $110.0 million, or 10.8%, to $906.1 billion at December 31, 2015 from $1.016 billion at December 31, 2014. This decrease was a result of using the cash flow generated from these portfolios to fund loan growth, the LNB acquisition, and to payoff FHLB term advances. During the year ended December 31, 2015, we did not have any other-than-temporary credit related impairment charges within our investment portfolio.

The following table sets forth certain information regarding the amortized cost and fair value of our available-for-sale investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2015		2014		2013
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Residential mortgage-backed securities available for sale:
Fixed-rate pass through certificates	$118,266	120,326	72,852	75,877	85,306	87,272
Variable-rate pass through certificates	54,292	56,901	66,140	69,598	78,890	82,399
Fixed-rate non-agency CMOs	2,519	2,749	3,162	3,408	3,894	3,998
Fixed-rate agency CMOs	215,719	212,227	226,413	221,767	265,769	255,393
Variable-rate non-agency CMOs	—	—	—	—	660	651
Variable-rate agency CMOs	86,090	86,514	113,842	114,462	146,908	147,361
Total residential mortgage-backed securities available for sale	$476,886	478,717	482,409	485,112	581,427	577,074
Investment securities available for sale:
U.S. Government, agency and GSEs	$295,510	294,451	335,943	333,530	322,754	316,089
Municipal securities	80,697	82,868	67,492	70,145	91,449	92,578
Corporate debt issues	14,463	16,475	18,267	20,427	21,150	21,176
Equity securities and mutual funds	1,400	1,894	2,591	3,157	5,298	9,850
Total investment securities available for sale	$392,070	395,688	424,293	427,259	440,651	439,693

The following table sets forth certain information regarding the amortized cost and fair value of our held-to-maturity investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2015		2014		2013
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Residential mortgage-backed securities held to maturity:
Fixed-rate pass through certificates	$6,458	6,809	8,236	8,713	11,101	11,645
Variable-rate pass through certificates	3,618	3,659	4,273	4,395	5,172	5,243
Fixed-rate agency CMOs	14,033	14,252	23,382	23,913	34,425	35,172
Variable-rate agency CMOs	970	982	1,052	1,064	1,352	1,362
Total residential mortgage-backed securities held to maturity	$25,079	25,702	36,943	38,085	52,050	53,422
Investment securities held to maturity:
Municipal securities	$6,610	6,850	66,752	68,207	69,316	70,639
Total investment securities held to maturity	$6,610	6,850	66,752	68,207	69,316	70,639

The following table sets forth information regarding the issuers and the carrying value of our mortgage-backed securities at the dates indicated.

	At December 31,
	2015	2014	2013
	(In thousands)
Residential mortgage-backed securities:
FNMA	$234,204	230,051	279,684
GNMA	48,283	54,422	66,802
FHLMC	209,788	223,479	264,752
SBA	8,166	10,052	12,569
Other (non-agency)	3,355	4,051	5,317
Total mortgage-backed securities	$503,796	522,055	629,124

Further information and analysis of our investment portfolio, including tables with information related to gross unrealized gains and losses on available-for sale and held-to-maturity investment securities and tables showing the fair value and gross unrealized losses on investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position are located in note 4 of the notes to the Consolidated Financial Statements.

Investment Portfolio Maturities and Yields.  The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for our investment securities and mortgage-backed securities portfolios at December 31, 2015. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	One year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Fair value	Annualized weighted average yield
	(Dollars in thousands)
Investment securities available for sale:
Government sponsored entities	$15,500	0.56%	$257,463	1.24%	$12,721	1.84%	$9,815	2.96%	$295,499	294,440	1.28%
U.S. Government and agency obligations	11	1.18%	—	—	—	—	—	—	11	11	1.18%
Municipal securities	1,684	4.05%	14,327	2.32%	12,400	3.20%	52,286	3.67%	80,697	82,868	3.36%
Corporate debt issues	—	—	—	—	—	—	14,463	2.51%	14,463	16,475	2.51%
Equity securities and mutual funds	—	—	—		—	—	1,400	6.23%	1,400	1,894	3.23%
Total investment securities available for sale	17,195	0.91%	271,790	1.29%	25,121	2.51%	77,964	3.41%	392,070	395,688	1.78%
Residential mortgage-backed securities available for sale:
Pass through certificates	54,293	2.19%	4,347	1.81%	45,426	2.05%	68,492	3.01%	172,558	177,227	2.47%
CMOs	86,090	0.88%	23,533	1.96%	37,356	1.48%	157,349	1.62%	304,328	301,490	1.42%
Total residential mortgage-backed securities available for sale	140,383	1.33%	27,880	1.93%	82,782	1.79%	225,841	2.04%	476,886	478,717	1.80%

Investment securities held-to-maturity:
Municipal securities	—	—	—	—	274	3.85%	6,336	4.18%	6,610	6,850	4.16%
Total investment securities held-to-maturity	—	—	—	—	274	3.85%	6,336	4.18%	6,610	6,850	4.16%
Residential mortgage-backed securities held-to-maturity:
Pass through certificates	3,618	1.43%	—	—	5,006	3.62%	1,452	4.44%	10,076	10,468	2.95%
CMOs	970	1.15%	818	2.03%	2,710	2.35%	10,505	3.01%	15,003	15,234	2.42%
Total residential mortgage-backed securities held-to-maturity	4,588	1.37%	818	2.03%	7,716	3.18%	11,957	3.18%	25,079	25,702	2.81%
Total investment securities and mortgage-backed	$162,166	1.33%	$300,488	1.35%	$115,893	2.04%	$322,098	2.46%	$900,645	906,957	1.83%

Loans receivable.  Net loans receivable increased by $1.237 billion, or 20.9%, to $7.159 billion at December 31, 2015, from $5.922 billion at December 31, 2015. This increase was due primarily to the addition of $928.1 million, at fair value, of loans related to the LNB acquisition. Additionally, originated loans increased by $304.1 million, or 5.1%, with retail banking loans increasing by $193.1 million, or 5.0%, and commercial banking loans increasing by $111.0 million, or 5.1%. The increase in retail banking loans occurred primarily in our residential mortgage loan portfolio, which increased by $171.3 million, or 6.8%, as a result of refocusing on our traditional lending niche and improving our application and underwriting processes. In addition, our efforts to expand beyond traditional residential mortgage lending continued to produce results as our commercial real estate loan portfolio increased by $121.2 million, or 6.7%.

The following table sets forth the recorded investment in loans receivable by state (based on borrowers’ domicile) at December 31, 2015.

(Dollars in thousands)	Residential mortgage	(1)	Home equity	(2)	Other consumer	(3)	Commercial real estate loans	(4)	Commercial loans	(5)	Total	(6)
Pennsylvania	$2,310,860	84.3%	$879,447	74.0%	$260,170	49.9%	$965,090	41.0%	$284,611	67.4%	$4,700,178	65.1%
New York	171,790	6.3%	124,291	10.5%	12,244	2.4%	749,435	31.9%	53,420	12.6%	1,111,180	15.4%
Ohio	70,209	2.6%	154,003	13.0%	102,034	19.6%	453,180	19.3%	68,327	16.2%	847,753	11.7%
Maryland	129,129	4.7%	24,458	2.1%	1,870	0.4%	122,775	5.2%	5,662	1.3%	283,894	3.9%
All other	58,904	2.1%	4,907	0.4%	143,971	27.7%	60,954	2.6%	10,380	2.5%	279,116	3.9%
Total	$2,740,892	100.0%	$1,187,106	100.0%	$520,289	100.0%	$2,351,434	100.0%	$422,400	100.0%	$7,222,121	100.0%
(1)  Percentage of total mortgage loans
(2)  Percentage of total home equity loans
(3)  Percentage of total other consumer loans
(4)  Percentage of total commercial real estate loans
(5)  Percentage of total commercial loans
(6)  Percentage of total loans

Set forth below are selected data related to the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Personal Banking:
Residential mortgage loans	$2,741,277	37.0%	$2,526,240	41.2%	$2,492,138	42.2%	$2,431,860	42.0%	$2,414,992	42.9%
Home equity loans	1,187,106	16.1%	1,066,131	17.4%	1,083,939	18.3%	1,083,654	18.7%	1,094,201	19.4%
Other consumer loans:
Automobile	345,794	4.7%	92,659	1.5%	82,194	1.4%	78,577	1.3%	80,839	1.4%
Education loans	7,541	0.1%	9,890	0.2%	12,394	0.2%	14,606	0.3%	18,840	0.3%
Loans on savings accounts	7,918	0.1%	8,466	0.1%	9,040	0.2%	9,759	0.2%	11,764	0.2%
Other (1)	149,364	2.0%	131,729	2.2%	124,720	2.1%	125,408	2.2%	124,831	2.3%
Total other consumer loans	510,617	6.9%	242,744	4.0%	228,348	3.9%	228,350	4.0%	236,274	4.2%

Total Personal Banking	4,439,000	60.0%	3,835,115	62.6%	3,804,425	64.4%	3,743,864	64.7%	3,745,467	66.5%

Business Banking:
Commercial real estate	2,524,274	34.1%	1,874,944	30.6%	1,689,382	28.6%	1,626,555	28.1%	1,487,757	26.4%
Commercial loans	437,715	5.9%	419,525	6.8%	413,451	7.0%	422,090	7.2%	401,832	7.1%
Total Business Banking	2,961,989	40.0%	2,294,469	37.4%	2,102,833	35.6%	2,048,645	35.3%	1,889,589	33.5%
Total loans receivable, gross	7,400,989	100.0%	6,129,584	100.0%	5,907,258	100.0%	5,792,509	100.0%	5,635,056	100.0%

Deferred loan costs/ (fees)	20,065		6,095		2,461		(1,624)		(4,752)
Undisbursed loan proceeds	(198,933)		(145,788)		(103,428)		(88,405)		(78,785)
Allowance for loan losses:
Personal Banking:
Residential mortgage loans	(4,710)		(5,581)		(7,875)		(8,002)		(8,482)
Home equity loans	(4,042)		(4,550)		(7,245)		(8,294)		(8,687)
Other consumer loans:	(7,598)		(6,118)		(5,487)		(5,156)		(5,325)
Total Personal Banking	(16,350)		(16,249)		(20,607)		(21,452)		(22,494)
Business Banking:
Commercial real estate	(33,787)		(32,937)		(34,969)		(34,499)		(32,148)
Commercial loans	(12,535)		(13,967)		(11,110)		(13,242)		(12,080)
Total Business Banking	(46,322)		(46,904)		(46,079)		(47,741)		(44,228)
Unallocated	—		(4,365)		(4,662)		(4,026)		(4,416)
Total allowance for loan losses	(62,672)		(67,518)		(71,348)		(73,219)		(71,138)
Total loans receivable, net	$7,159,449		$5,922,373		$5,734,943		$5,629,261		$5,480,381
(1)     Consists primarily of secured and unsecured personal loans.

The following table sets forth the maturity or period of re-pricing of our loan portfolio at December 31, 2015.  Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

At December 31, 2015 (In thousands)	Due in one year or less	Due after one year through two years	Due after two years through three years	Due after three years through five years	Due after five years	Total
Personal Banking:
Residental mortgage loans	$146,261	123,634	121,564	246,054	2,103,764	2,741,277
Home equity loans	522,214	74,434	71,645	126,755	392,058	1,187,106
Other consumer loans	159,575	100,483	91,448	138,365	20,746	510,617
Total Personal Banking	828,050	298,551	284,657	511,174	2,516,568	4,439,000

Business Banking:
Commercial real estate loans	1,058,547	385,743	344,038	527,986	207,960	2,524,274
Commercial loans	241,268	44,602	44,649	64,941	42,255	437,715
Total Business Banking	1,299,815	430,345	388,687	592,927	250,215	2,961,989

Total	$2,127,865	728,896	673,344	1,104,101	2,766,783	7,400,989

The following table sets forth at December 31, 2015, the dollar amount of all fixed-rate and adjustable-rate loans due one year or more after the date indicated.  Adjustable and floating-rate loans are included in the table based on the contractual due date of the loan.

At December 31, 2015 (In thousands)	Fixed	Adjustable	Total
Personal Banking:
Residental mortgage loans	$2,619,884	39,234	2,659,118
Home equity loans	936,456	413,194	1,349,650
Other consumer loans	364,019	29,507	393,526
Total Personal Banking	3,920,359	481,935	4,402,294

Business Banking:
Commercial real estate loans	691,696	1,242,857	1,934,553
Commercial loans	109,844	118,030	227,874
Total Business Banking	801,540	1,360,887	2,162,427

Total	$4,721,899	1,842,822	6,564,721

Deposits. Total deposits increased by $980.0 million, or 17.4%, to $6.613 billion at December 31, 2015 from $5.633 billion at December 31, 2014, due to the addition of $1.034 billion of deposits, at fair value, related to the LNB acquisition. Excluding acquired deposits, total deposits decreased by $54.0 million. Excluding the LNB acquisition, time deposits decreased by $219.2 million, or 14.8%, to $1.259 billion at December 31, 2015 from $1.478 billion at December 31, 2014 and money market demand accounts decreased by $47.4 million, or 4.0%, to $1.132 billion at December 31, 2015 from $1.179 billion at December 31, 2014, as customers continue to favor more liquid accounts, such as savings deposits and checking accounts. As a result savings deposits increased by $49.2 million, or 4.1%, to $1.258 billion at December 31, 2015 from $1.209 billion at December 31, 2014. Demand deposits increased by $163.5 million, or 9.3%, to $1.929 billion at December 31, 2015 from $1.766 billion at December 31, 2014. The increase in demand deposits is primarily the result of our efforts to procure new checking account customers and increase low-cost deposits.

The following table sets forth the dollar amount of deposits in each state indicated as of December 31, 2015.

State	Balance	Percent
	(Dollars in thousands)
Pennsylvania	$4,841,243	73.2%
New York	600,547	9.1%
Ohio	944,193	14.3%
Maryland	226,598	3.4%
Total	$6,612,581	100.0%

The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2015.

Maturity period	Certificates of deposit
(In thousands)
Three months or less	$102,939
Over three months through six months	71,425
Over six months through twelve months	126,470
Over twelve months	217,856
Total	$518,690

The following table sets forth the dollar amount of deposits in the various types of accounts we offered at the dates indicated.

	At December 31,
	2015			2014			2013
	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)
	(Dollars in thousands)
Savings deposits	$1,386,017	21.0%	0.24%	$1,209,287	21.5%	0.26%	$1,191,584	21.0%	0.28%
Demand deposits	2,257,342	34.1%	0.03%	1,765,871	31.4	0.03%	1,641,944	29.0	0.03%
Money market demand accounts	1,274,504	19.3%	0.28%	1,179,070	20.9	0.28%	1,167,954	20.6	0.28%
Time deposits:
Maturing within 1 year	929,351	14.0%	0.95%	647,699	11.5	0.77%	665,779	11.7	0.60%
Maturing 1 to 3 years	654,132	9.9%	1.20%	712,479	12.6	1.51%	622,934	11.0	1.64%
Maturing more than 3 years	111,235	1.7%	1.45%	118,136	2.1	1.10%	378,684	6.7	1.50%
Total certificates	1,694,718	25.6%	1.08%	1,478,314	26.2	1.15%	1,667,397	29.4	1.19%
Total deposits	$6,612,581	100.0%	0.39%	$5,632,542	100.0%	0.42%	$5,668,879	100.0%	0.46%
(1)   Represents percentage of total deposits.
(2)   Represents weighted average nominal rate at year end.

Borrowings.  Borrowings increased by $86.9 million, or 9.8%, to $975.0 million at December 31, 2015 from $888.1 million at December 31, 2014. During 2015 we borrowed $120.0 million from the FHLB with an average maturity of 7.9 years and an average interest rate of 2.34%. Our intention was to lock in long-term, low-cost borrowings in order to fund the FHLB advances that matured in 2015. Additionally, at December 31, 2015 we had $106.0 million outstanding in FHLB overnight advances. Partially offsetting this increase was a decrease of $47.7 million in collateralized borrowings and the maturity of $110.0 million of FHLB advances, and the payoff of $62.5 million of acquired LNB FHLB advances.

The following table sets forth information concerning our borrowings at the dates and for the periods indicated.

	During the years ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Federal Home Loan Bank of Pittsburgh borrowings:
Average balance outstanding	$780,946	725,420	718,559
Maximum outstanding at end of any month during year	856,343	725,441	725,493
Balance outstanding at end of year	856,343	725,395	725,447
Weighted average interest rate during year	3.44%	3.60%	3.61%
Weighted average interest rate at end of year	3.12%	3.60%	3.60%

Collateralized borrowings:
Average balance outstanding	$144,737	155,698	150,079
Maximum outstanding at end of any month during year	166,403	174,155	171,815
Balance outstanding at end of year	118,664	162,714	156,198
Weighted average interest rate during year	0.23%	0.29%	0.31%
Weighted average interest rate at end of year	0.22%	0.27%	0.31%

Total borrowings:
Average balance outstanding	$925,683	881,118	868,638
Maximum outstanding at end of any month during year	976,794	899,554	897,268
Balance outstanding at end of year	975,007	888,109	881,645
Weighted average interest rate during year	2.95%	3.02%	3.04%
Weighted average interest rate at end of year	2.77%	2.99%	3.02%

Shareholders’ equity.  Total shareholders’ equity at December 31, 2015 was $1.163 billion, an increase of $100.5 million, or 9.5%, from $1.063 billion at December 31, 2014. This increase in equity was primarily the result of the issuance of 7,056,704 shares of our common stock at $12.84 per share for the LNB acquisition, as well as net income of $60.5 million. These increases were partially offset by the payment of cash dividends of $52.8 million.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated.  All average balances are daily average balances.  Non-accrual loans are included in the computation of average balances.  The yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income or expense.  The average yield for loans receivable and investment securities are calculated on a fully-taxable equivalent basis.

	For the Years Ended December 31,
	2015				2014				2013
	Average Outstanding Balance		Interest	Average Yield/ Cost (10)	Average Outstanding Balance		Interest	Average Yield/ Cost (10)	Average Outstanding Balance		Interest	Average Yield/ Cost (10)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (includes FTE adjustments of $1,973, $2,057 and $2,258, respectively) (1)(2)(3)	$6,460,078		300,638	4.65%	$5,883,244		284,107	4.83%	$5,682,431		289,235	5.09%
Mortgage-backed securities (5)	500,797		8,823	1.76%	581,906		10,320	1.77%	701,589		12,818	1.83%
Investment securities (includes FTE adjustments of $2,322, $3,381 and $4,210, respectively) (4)(5)	469,568		11,155	2.38%	499,718		13,792	2.76%	518,753		16,047	3.09%
Federal Home Loan Bank stock (11)	37,500		1,788	4.77%	41,975		1,809	4.31%	46,580		371	0.80%
Interest-earning deposits	179,201		431	0.24%	325,201		837	0.25%	410,022		1,093	0.26%
Total interest-earning assets (includes FTE adjustments of $4,295 $5,438 and $6,468, respectively)	7,647,144		322,835	4.22%	7,332,044		310,865	4.24%	7,359,375		319,564	4.34%
Non-interest-earning assets (6)	677,441				561,107				570,555
Total assets	$8,324,585				$7,893,151				$7,929,930
Interest-bearing liabilities:
Savings deposits	$1,300,102		3,387	0.26%	$1,221,304		3,286	0.27%	$1,197,931		3,595	0.30%
Interest-bearing demand deposits	976,789		568	0.06%	882,980		587	0.07%	855,031		576	0.07%
Money market demand accounts	1,202,143		3,222	0.27%	1,181,235		3,174	0.27%	1,133,584		3,042	0.27%
Time deposits	1,540,905		16,878	1.10%	1,575,595		18,275	1.16%	1,766,219		22,066	1.25%
Borrowed funds (7)	925,683		27,347	2.95%	881,118		26,574	3.02%	868,638		26,439	3.04%
Junior subordinated deferrable interest debentures	108,507		4,925	4.48%	103,094		4,691	4.49%	103,094		5,444	5.21%
Total interest-bearing liabilities	6,054,129		56,327	0.93%	5,845,326		56,587	0.97%	5,924,497		61,162	1.03%
Non-interest-bearing checking	1,001,263				864,322				784,279
Non-interest-bearing liabilities	166,531				94,298				87,193
Total liabilities	7,221,923				6,803,946				6,795,969
Shareholders’ equity	1,102,662				1,089,205				1,133,961
Total liabilities and stockholders’ equity	$8,324,585				$7,893,151				$7,929,930
Net interest income			266,508				254,278				258,402
Net interest rate spread (8)				3.29%				3.27%				3.31%
Net interest earning assets/
Net interest margin (9)	$1,593,015			3.49%	$1,486,718			3.47%	$1,434,878			3.51%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.26	x			1.25	x			1.24	x

(1)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(2)	Interest income includes accretion/amortization of deferred loan fees/expenses, which was not material.

(3)	Interest income on tax-free loans is presented on a taxable equivalent basis including adjustments as indicated.

(4)	Interest income on tax-free investment securities is presented on a taxable equivalent basis including adjustments as indicated.

(5)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(6)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(7)	Average balances include Federal Home Loan Bank advances and collateralized borrowings.

(8)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(9)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(10)
Shown on a FTE basis. GAAP basis yields for the years ended December 31, 2015, 2014 and 2013 were:  Loans — 4.62%, 4.79% and 5.05%, respectively, Investment securities — 1.88%, 2.08% and 2.28%, respectively, interest-earning assets — 4.17%, 4.17% and 4.25%, respectively, GAAP basis net interest rate spreads were 3.24%, 3.20% and 3.22%, respectively, and GAAP basis net interest margins were 3.43%, 3.39% and 3.42%, respectively.

(11)	Excludes from the average yield calculation the $1.0 million special dividend paid in February 2015.

Rate/Volume Analysis

The following table presents the changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the year ended December 31, 2015 compared to 2014 and for the year ended December 31, 2014 compared to 2013. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the prior year rate; (2) changes in rate multiplied by the prior year volume; and (3) the total increase or decrease. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Years ended December 31, 2015 vs. 2014			Years ended December 31, 2014 vs. 2013
	Increase (decrease)		Total	Increase (decrease)		Total
	Due to		increase	Due to		increase
	Rate	Volume	(decrease)	Rate	Volume	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$(11,325)	27,856	16,531	$(15,349)	10,221	(5,128)
Mortgage-backed securities	(59)	(1,438)	(1,497)	(375)	(2,123)	(2,498)
Investment securities	(1,805)	(832)	(2,637)	(1,666)	(589)	(2,255)
Federal Home Loan Bank stock	172	(193)	(21)	1,636	(198)	1,438
Interest-earning deposits	(30)	(376)	(406)	(30)	(226)	(256)
Total interest-earning assets	(13,047)	25,017	11,970	(15,784)	7,085	(8,699)

Interest-bearing liabilities:
Savings deposits	(104)	205	101	(372)	63	(309)
Interest-bearing demand deposits	(74)	55	(19)	(8)	19	11
Money market demand accounts	(8)	56	48	4	128	132
Time deposits	(1,017)	(380)	(1,397)	(1,580)	(2,211)	(3,791)
Borrowed funds	(544)	1,317	773	(241)	376	135
Junior subordinated deferrable interest debentures	(12)	246	234	(753)	—	(753)
Total interest-bearing liabilities	(1,759)	1,499	(260)	(2,950)	(1,625)	(4,575)
Net change in net interest income	$(11,288)	23,518	12,230	$(12,834)	8,710	(4,124)

Comparison of Results of Operations for the Years Ended December 31, 2015 and 2014

General. Net income for the year ended December 31, 2015 was $60.5 million, or $0.64 per diluted share, a decrease of $1.5 million, or 2.3%, from $62.0 million, or $0.67 per diluted share, for the year ended December 31, 2014. The decrease in net income resulted from increases in noninterest expense of $18.4 million, or 8.5%, and income tax expense of $6.2 million, or 28.3%, and a decrease in noninterest income of $2.0 million, or 2.7%. Partially offsetting these factors was a decrease in provision for loan losses of $10.6 million, or 52.2%, and an increase in net interest income of $14.5 million, or 5.8%.

Net income for the year ended December 31, 2015 represents returns on average equity and on average assets of 5.49% and 0.73%, respectively, compared to 5.69% and 0.79% for the year ended December 31, 2014. A discussion of significant changes follows.

Interest income. Total interest income increased by $14.2 million, or 4.6%, to $319.6 million for the year ended December 31, 2015 from $305.4 million for the year ended December 31, 2014. This increase is the result of an increase in the average balance on interest earning assets which increased by $315.1 million, or 4.3%, to $7.647 billion for the year ended December 31, 2015 from $7.332 billion for the year ended December 31, 2014. The average yield on interest-earning assets was 4.17% for both the years ended December 31, 2015 and 2014.

Interest income on loans receivable increased by $16.6 million, or 5.9%, to $298.7 million for the year ended December 31, 2015 from $282.1 million for the year ended December 31, 2014 which is attributed to an increase in the average balance of loans receivable of $576.8 million, or 9.8%, to $6.460 billion for the year ended December 31, 2015 from $5.883 billion for the year ended December 31, 2014. This increase is due to continued success in growing business banking relationships, the retention of residential mortgage loan originations, and the addition of nearly $1.0 billion of loans related to the LNB acquisition. Partially offsetting this increase was a decline in the average yield which decreased to 4.62% for the year ended December 31, 2015 from 4.79% for the year ended December 31, 2014. The continued decline in average yield is due primarily to the historically low level of market interest rates.

Interest income on mortgage-backed securities decreased by $1.5 million, or 14.5%, to $8.8 million for the year ended December 31, 2015 from $10.3 million for the year ended December 31, 2014. This decrease is the result of decreases in both the average balance and average yield. The average balance of mortgage-backed securities decreased by $81.1 million, or 13.9%, to $500.8 million for the year ended December 31, 2015 from $581.9 million for the year ended December 31, 2014 due primarily to redirecting cash flows from these securities to fund the LNB acquisition and fund loan growth. The average yield on mortgage-backed securities decreased by one basis point to 1.76% for the year ended December 31, 2015 from 1.77% for the year ended December 31, 2014.

Interest income on investment securities decreased by $1.6 million, or 15.2%, to $8.8 million for the year ended December 31, 2015 from $10.4 million for the year ended December 31, 2014. This decrease is the result of decreases in both the average balance and average yield. The average yield on investment securities decreased to 1.88% for the year ended December 31, 2015 from 2.08% for the year ended December 31, 2014. This decrease is primarily the result of higher rate, tax-free, municipal securities maturing or being called and if replaced, being replaced by lower yielding, shorter duration government agency securities. The average balance of investment securities decreased by $30.1 million, or 6.0%, to $469.6 million for the year ended December 31, 2015 from $499.7 million for the year ended December 31, 2014. This decrease is due primarily to the maturity or call of municipal and government agency securities and the use of these proceeds to fund the LNB acquisition and fund loan growth.

Dividends on FHLB stock increased by $1.0 million, or 56.3%, to $2.8 million for the year ended December 31, 2015 from $1.8 million for the year ended December 31, 2014. This increase is due to a $1.0 million special dividend received in the first quarter of 2015. The average yield paid by the FHLB, exclusive of the special dividend, increased to 4.77% for the year ended December 31, 2015 from 4.31% for the year ended December 31, 2014. Partially offsetting these factors was a decrease in the average balance of $4.5 million, or 10.7%, to $37.5 million for the year ended December 31, 2015 from $42.0 million for the year ended December 31, 2014. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits decreased by $406,000, or 48.5%, to $431,000 for the year ended December 31, 2015 from $837,000 for the year ended December 31, 2014. This decrease is primarily due to a decrease in the average balance of $146.0 million, or 44.9%, to $179.2 million for the year ended December 31, 2015 from $325.2 million for the year ended December 31, 2014, due to the utilization of cash to fund the LNB acquisition and fund loan growth. Additionally, the average yield on interest-earning deposits decreased by one basis point to 0.24% for the year ended December 31, 2015 from 0.25% for the year ended December 31, 2014.

Interest expense. Interest expense decreased by $260,000, or 0.5%, to $56.3 million for the year ended December 31, 2015 from $56.6 million for the year ended December 31, 2014. This decrease in interest expense was due to a decline in the average cost of interest-bearing liabilities, which decreased to 0.93% for the year ended December 31, 2015 from 0.97% for the year ended December 31, 2014. The average cost of every funding source, with the exception of money market demand accounts, declined from the prior year. In addition, there was a shift in deposit mix from time deposits to lower cost non-maturity deposits. Partially offsetting this decrease was an increase in the balance of interest-bearing liabilities of $208.8 million, or 3.6%, to $6.054 billion for the year ended December 31, 2015 from $5.845 billion for the year ended December 31, 2014. The increase in average interest-bearing liabilities resulted primarily from the addition of $1.034 billion, at fair value, of deposits from the LNB acquisition and an increase in borrowed funds of $44.6 million, or 5.1%.

Net interest income. Net interest income increased by $14.5 million, or 5.8%, to $263.3 million for the year ended December 31, 2015 from $248.8 million for the year ended December 31, 2014. This increase is attributable to the factors discussed above. Loan growth enabled us to redirect cash flows from lower yielding cash and investments which helped offset overall lower market interest rates and increase our net interest spread and margin. Our net interest rate spread increased to 3.24% for the year ended December 31, 2015 from 3.20% for the year ended December 31, 2014 and our net interest margin increased to 3.43% for the year ended December 31, 2015 from 3.39% for the year ended December 31, 2014.

Provision for loan losses. We analyze the allowance for loan losses as described in note 1(f) of the notes to the Consolidated Financial Statements. The provision for loan losses decreased by $10.6 million, or 52.2%, to $9.7 million for the year ended December 31, 2015 from $20.3 million for the year ended December 31, 2014. This decrease is due primarily to continued improvements in overall asset quality as classified loans decreased by $24.3 million, or 11.2%, to $192.7 million at December 31,

2015 from $217.0 million at December 31, 2014 and total nonaccrual loans decreased by $8.1 million, or 10.2%, to $71.7 million at December 31, 2015 from $79.8 million at December 31, 2014. Net charge-offs declined as well to 0.23% of average loans for the year ended December 31, 2015 from 0.41% for the year ended December 31, 2014. Additionally, during 2014 two troubled business banking loans required combined provisions of $8.2 million.

In determining the amount of the provision, we considered current economic conditions, including unemployment levels and bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss factors. The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.

Noninterest income. Noninterest income decreased by $2.0 million, or 2.7%, to $68.8 million for the year ended December 31, 2015 from $70.8 million for the year ended December 31, 2014. The decrease is primarily attributable to a decrease in the gain on sale of investments and an increase in loss on real estate owned. Gain on sale of investments decreased by $3.9 million, or 79.0%, to $1.0 million for the year ended December 31, 2015 from $4.9 million for the year ended December 31, 2014 as a result of the sale of equity securities during 2014 for a substantial gain. Loss on real estate owned increased by $1.0 million, or 105.7%, to $2.0 million for the year ended December 31, 2015 from $967,000 for the year ended December 31, 2014. This increase is due primarily to the additional write-down of one foreclosed commercial property in the first quarter of 2015. Partially offsetting these factors was an increase in services charges and fees of $2.0 million, or 5.4%, to $38.4 million for the year ended December 31, 2015 from $36.4 million for the year ended December 31, 2014. This increase is due primarily to organic growth in the number of loan and transaction deposit customers and the benefits realized from the LNB acquisition, as well as increases to deposit account fees made in late 2014. In addition, insurance commission income increased by $766,000, or 8.7%, to $9.5 million for the year ended December 31, 2015 from $8.8 million for the year ended December 31, 2014, due primarily to the January 1, 2015 acquisition of our third insurance agency over the past four years.

Noninterest expense. Noninterest expense increased by $18.4 million, or 8.5%, to $233.9 million for the year ended December 31, 2015 from $215.5 million for the year ended December 31, 2014. This increase is primarily the result of increases in acquisition expense, compensation and employee benefits, processing expenses, and premises and occupancy costs. Expenses totaling $9.8 million were incurred during the year ended December 31, 2015 related to the LNB acquisition, primarily for vendor contract buyouts as well as professional service fees. Compensation and employee benefits increased by $3.8 million, or 3.3%, to $119.8 million for the year ended December 31, 2015 from $116.0 million for the year ended December 31, 2014. This increase is primarily the result of the additional employees related to the LNB acquisition and normal annual increases in compensation. Processing expense increased by $4.1 million, or 15.4%, to $30.8 million for the year ended December 31, 2015 from $26.7 million for the year ended December 31, 2014, due primarily to technology upgrades including the implementation of software that provides our customers with enhanced security for online financial transactions and the increased maintenance costs attributable to the addition of the LNB operations. Premises and occupancy costs increased by $1.1 million, or 5.1%, to $24.6 million for the year ended December 31, 2015 from $23.5 million for the year ended December 31, 2014, primarily as a result of the costs associated with the properties acquired in the LNB acquisition. Partially offsetting these increases was a decrease in other expenses of $766,000, or 7.8%, to $9.0 million for the year ended December 31, 2015 from $9.8 million for the year ended December 31, 2014, due primarily to the postponement of charitable contributions which provide state tax credits as a result of the Pennsylvania budget impasse. Professional services also declined from the prior year by $755,000, or 9.9%, to $6.9 million for the year ended December 31, 2015 from $7.7 million for the year ended December 31, 2014 as a result of the completion of a third party engagement to review our compliance management system during 2014.

Income taxes. The provision for income taxes increased by $6.2 million, or 28.3%, to $28.0 million for the year ended December 31, 2015 from $21.8 million for the year ended December 31, 2014. This increase in income tax expense is primarily the result of an increase in pretax income of $4.7 million, or 5.7%, a reduction in tax free income from municipal bonds, and a reduction in the amount of Pennsylvania state tax credits taken in 2015. Additionally, the prior year benefited from the tax deduction of a large special cash dividend paid on the Companies' common stock held by our benefit plans.

Comparison of Results of Operations for the Years Ended December 31, 2014 and 2013

General. Net income for the year ended December 31, 2014 was $62.0 million, or $0.67 per diluted share, a decrease of $4.6 million, or 6.9%, from $66.6 million, or $0.73 per diluted share, for the year ended December 31, 2013. The decrease in net income resulted primarily from increases in noninterest expense of $8.4 million and the provision for loan losses of $1.8 million and a decrease in net interest income of $3.1 million. These items were partially offset by an increase in noninterest income of $4.3 million and a decrease in income tax expense of $4.4 million.

Net income for the year ended December 31, 2014 represents a 5.69% and 0.79% return on average equity and return on average assets, respectively, compared to 5.87% and 0.84% for the year ended December 31, 2013. A discussion of each significant change follows.

Interest income. Interest income decreased by $7.7 million, or 2.4%, to $305.4 million for the year ended December 31, 2014 from $313.1 million for the year ended December 31, 2013. The decrease in interest income was due both to a decrease in the average balance of interest-earning assets and a decrease in the average yield on interest-earning assets. The average balance of interest-earning assets decreased by $27.3 million, or 0.4%, to $7.332 billion for the year ended December 31, 2014 from $7.359 billion for the year ended December 31, 2013. The average rate earned on interest-earnings assets decreased by eight basis points to 4.17% for the year ended December 31, 2014 from 4.25% for the year ended December 31, 2013. An explanation of the changes in the balances of interest-earnings assets and changes in the yield is discussed in each category below.

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

Net interest income. Net interest income decreased by $3.1 million, or 1.2%, to $248.8 million for the year ended December 31, 2014 from $251.9 million for the year ended December 31, 2013. This decrease was a result of the factors previously discussed as well as a decrease in total interest-earning assets. Our net interest rate spread decreased slightly by two basis points, to 3.20% for the year ended December 31, 2014 from 3.22% for the year ended December 31, 2013 and our net interest margin decreased by three basis points, to 3.39% for the year ended December 31, 2014 from 3.42% for the year ended December 31, 2013.

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

Noninterest income. Noninterest income increased by $4.3 million, or 6.5%, to $70.8 million for the year ended December 31, 2014 from $66.5 million for the year ended December 31, 2013. This increase is primarily the result of an increase in trust and other financial services income and a decrease in loss on real estate owned. Trust and other financial services income increased by $3.1 million, or 32.6%, to $12.4 million for the year ended December 31, 2014 from $9.3 million for the year ended December 31, 2013 primarily due to changes made to our fee structure and the acquisition of Evans Capital Management, Inc. on January 1, 2014. Losses on real estate owned decreased by $2.2 million, or 69.6%, to $967,000 for the year ended December 31, 2014 from $3.2 million for the year ended December 31, 2013. This decrease is primarily due to an elevated level of write-downs on commercial properties that were taken in 2013. Partially offsetting these factors was a decrease in gains on sale of investments of $1.2 million, or 19.4%, to $4.9 million for the year ended December 31, 2014 from $6.1 million for the year ended December 31, 2013. Additionally, income from bank owned life insurance decreased by $1.0 million, or 19.4%, to $4.2 million for the year ended December 31, 2014 from $5.2 million for the year ended December 31, 2013 as a result of death benefits received in 2013.

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

Income taxes. Income tax expense decreased by $4.4 million, or 16.8%, to $21.8 million for the year ended December 31, 2014 from $26.2 million for the year ended December 31, 2013 primarily due to a decrease in income before income taxes of $9.0 million, or 9.7%, compared to the prior year. Additionally, our effective tax rate decreased to 26.0% from 28.3% last year. This decrease resulted from Pennsylvania state tax credits relating to certain charitable contributions and an increase in deductible pass-thru dividends on the Company’s common stock held in our Employee Stock Ownership Plan and 401(k) plan related to the $1.10 per share special dividends paid by the Company in 2014.

Asset Quality

We actively manage asset quality through our underwriting practices and collection procedures. Our underwriting practices are focused on balancing risk and return while our collection operations focus on diligently working with delinquent borrowers in an effort to minimize losses.

Collection procedures. Our collection procedures for personal loans generally provide that when a loan is five days past due, a computer-generated late notice is sent to the borrower requesting payment. If delinquency continues, at 15 days a delinquent notice, plus a notice of a late charge, is sent and personal contact efforts are attempted by telephone to strengthen the collection process and obtain reasons for the delinquency. Also, plans to establish a payment program are developed. Personal contact efforts are continued throughout the collection process, as necessary. Generally, if a loan becomes 60 days past due, a collection letter is sent and the loan becomes subject to possible legal action if suitable arrangements for payment have not been made. In addition, the borrower is given information which provides access to consumer counseling services to the extent required by the regulations of the Department of Housing and Urban Development and other applicable regulators. When a loan continues in a delinquent status for 90 days or more, and a payment schedule has not been developed or kept by the borrower, we may send the borrower a notice of intent to foreclose, giving 30 days to cure the delinquency. If not cured, foreclosure proceedings are initiated.

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

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time that it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at the lower of the related loan balance or its fair value as determined by an appraisal, less estimated costs of disposal. If the value of the property is less than the principal balance, less any related specific loan loss reserve allocations, the difference is charged against the allowance for loan losses. Any subsequent write-down of real estate owned or loss at the time of disposition is charged against earnings.

Nonaccrual, Past Due, Restructured Loans and Nonperforming Assets. The following table sets forth information with respect to nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Generally, when a loan is 90 days past due, we fully reverse all accrued interest thereon and cease to accrue interest thereafter. Exceptions are made for loans that have contractually matured, are in the process of being modified to extend the maturity date and are otherwise current as to principal and interest, and well secured loans that are in process of collection. Loans may also be placed on nonaccrual before they reach 90 days past due if conditions exist that call into question our ability to collect all contractual principal and/or interest. Other nonperforming assets represent property acquired through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value less estimated costs to sell, or the principal balance of the related loan.

At December 31, 2015, we expect to collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent. As a result, we do not consider these loans to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$16,354	17,704	24,625	24,295	28,233
Home equity loans	6,112	6,606	8,345	8,481	9,781
Other consumer loans	3,902	2,656	2,723	2,712	2,944
Commercial real estate loans	19,237	10,215	18,433	24,938	44,603
Commercial loans	2,747	4,380	4,321	9,619	10,785
Total loans 90 days or more past due	$48,352	41,561	58,447	70,045	96,346
Total real estate owned (REO)	8,725	16,759	18,203	26,165	26,887
Total loans 90 days or more past due and REO	57,077	58,320	76,650	96,210	123,233
Total loans 90 days or more past due to net loans receivable	0.68%	0.70%	1.02%	1.24%	1.76%
Total loans 90 days or more past due and REO to total assets	0.64%	0.75%	0.97%	1.21%	1.55%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	$43,268	41,326	57,757	68,347	95,836
Nonaccrual loans — loans less than 90 days past due	28,394	38,482	49,464	51,865	35,269
Loans 90 days or more past due still accruing	1,334	235	690	1,698	510
Total nonperforming loans	72,996	80,043	107,911	121,910	131,615
Total nonperforming assets	$81,721	96,802	126,114	148,075	158,502
Nonaccrual troubled debt restructured loans (1)	$21,118	24,459	28,889	41,166	29,575
Accruing troubled debt restructured loans	29,997	37,329	50,277	48,278	39,854
Total troubled debt restructured loans	$51,115	61,788	79,166	89,444	69,429

(1)	Also included in nonaccrual loans above.

During the year ended December 31, 2015, gross interest income of approximately $5.5 million would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current and in accordance with their original terms throughout the year. We recognized $2.3 million of interest income on nonaccrual loans during the year ended December 31, 2015.

The following table sets forth loans 90 days or more delinquent by state (based on borrowers’ domicile) at December 31, 2015.

(Dollars in thousands)	Residential mortgage	(1)	Home equity	(2)	Other consumer	(3)	Commercial real estate loans	(4)	Commercial loans	(5)	Total	(6)
Pennsylvania	$10,998	0.5%	$3,204	0.4%	$2,780	1.1%	$10,439	1.1%	$1,582	0.6%	$29,003	0.6%
New York	1,801	1.0%	639	0.5%	90	0.7%	3,012	0.4%	859	1.6%	6,401	0.6%
Ohio	1,308	1.9%	1,294	0.8%	24	—%	4,823	1.1%	158	0.2%	7,607	0.9%
Maryland	1,341	1.0%	975	4.0%	—	—%	251	0.2%	—	—%	2,567	0.9%
All other	902	1.5%	—	—%	32	—%	506	0.8%	—	—%	1,440	0.5%
Total	$16,350	0.6%	$6,112	0.5%	$2,926	0.6%	$19,031	0.8%	$2,599	0.6%	$47,018	0.7%

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

(3)	Percentage of total other consumer loans in that geographic area

(4)	Percentage of total commercial real estate loans in that geographic area

(5)	Percentage of total commercial loans in that geographic area

(6)	Percentage of total loans in that geographic area

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans considered to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the financial institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention.” At December 31, 2015, we had 203 loans, with an aggregate principal balance of $77.1 million, designated as special mention.

We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. Our largest classified assets generally are also our largest nonperforming assets.

The following table sets forth the aggregate amount of our classified assets at the dates indicated.

	At December 31,
	2015	2014	2013
	(In thousands)
Substandard assets	$199,009	229,913	250,545
Doubtful assets	1,225	2,677	3,188
Loss assets	1,340	1,424	1,321
Total classified assets	$201,574	234,014	255,054

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

On an ongoing basis, the Credit Administration department, as well as loan officers and department heads, review and monitor the loan portfolio for problem loans. This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis. On an on-going basis the loan officer along with the Credit Administration department grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated. Credit relationships greater than or equal to $1.0 million that have been classified as substandard or doubtful are reviewed by the Credit Administration department for possible impairment. A loan is considered impaired when, based on current information and events it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. Our loan grading system for problem loans is described above in “Classification of Assets.”

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

The individual impairment measures along with the estimated losses for each homogeneous pool are consolidated into one summary document. This summary schedule, along with the supporting documentation used to establish this schedule, is prepared monthly and presented to the Credit Committee on a quarterly basis. The Credit Committee is comprised of members of

Senior Management from our various departments, including mortgage, consumer and commercial lending, appraising, administration and finance as well as our President and Chief Executive Officer. The Credit Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, discusses lending products, activity, competition and collateral values, as well as economic conditions in general and in each of our market areas. Based on this review and discussion, the appropriate allowance for loan losses is estimated and any adjustments necessary to reconcile the actual allowance for loan losses with this estimate are determined. In addition, the Credit Committee considers whether any changes to the methodology are needed. The Credit Committee also compares our delinquency trends, nonperforming asset amounts and allowance for loan loss levels to our peer group and to state and national statistics. A similar review is also performed by the Risk Management Committee of the board of directors.

In addition to the reviews by the Credit Committee and the Risk Management Committee, regulators from either the Federal Deposit Insurance Corporation or Pennsylvania Department of Banking and Securities perform a review on an annual basis of the adequacy of the allowance for loan losses and its conformity with regulatory guidelines and pronouncements. The internal audit department also performs a regular review of the detailed supporting schedules for accuracy and reports their findings to the Audit Committee of the board of directors. Any recommendations or enhancements from these independent parties are considered by management and the Credit Committee and implemented accordingly.

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

We utilize a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses. As part of the analysis, we considered the economic data in our markets such as the unemployment and bankruptcy levels as well as the changes in real estate collateral values. In addition, we considered the overall trend in asset quality, loan charge-offs and the allowance for loan losses as a percentage of nonperforming loans. We also consider the specific reserves already established for criticized loans based upon a three year average of historical charge-offs. During the year ended December 31, 2015 we allocated the previously unallocated allowance using both qualitative and quantitative factors as a result of enhancements in our allowance for loan losses process. As a result, we decreased the allowance for loan losses during the year by $4.8 million, or 7.2%, to $62.7 million, or 0.87% of total loans, at December 31, 2015 from $67.5 million, or 1.13% of total loans, at December 31, 2014. The decrease in the allowance for loan losses and the related provision for loan losses is discussed above in the section “Provision for loan losses.”

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Years ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Net loans receivable	$7,159,449	5,922,373	5,734,943	5,629,261	5,480,381
Average loans outstanding	6,460,078	5,883,244	5,682,431	5,655,179	5,508,790

Allowance for loan losses
Balance at beginning of period	67,518	71,348	73,219	71,138	76,412
Provision for loan losses	9,712	20,314	18,519	26,338	34,170
Charge offs:
Residential mortgage loans	(1,126)	(2,181)	(2,501)	(4,295)	(4,198)
Home equity loans	(2,424)	(1,783)	(2,239)	(4,066)	(4,734)
Other consumer loans	(8,274)	(6,423)	(6,055)	(5,919)	(5,283)
Commercial real estate loans	(6,326)	(8,422)	(10,042)	(9,919)	(12,508)
Commercial loans	(8,183)	(11,936)	(5,007)	(6,254)	(15,641)
Total charge-offs	(26,333)	(30,745)	(25,844)	(30,453)	(42,364)
Recoveries:
Residential mortgage loans	304	443	420	528	308
Home equity loans	976	194	258	297	127
Other consumer loans	1,581	1,190	1,082	1,410	1,254
Commercial real estate loans	4,639	2,195	2,305	1,823	872
Commercial loans	4,275	2,579	1,389	2,138	359
Total recoveries	11,775	6,601	5,454	6,196	2,920
Balance at end of period	$62,672	67,518	71,348	73,219	71,138

Allowance for loan losses as a percentage of net loans receivable	0.88%	1.14%	1.24%	1.30%	1.30%
Net charge-offs as a percentage of average loans outstanding	0.23%	0.41%	0.36%	0.43%	0.72%
Allowance for loan losses as a percentage of nonperforming loans	85.86%	84.35%	66.12%	60.06%	54.05%
Allowance for loan losses as a percentage of nonperforming loans and real estate owned	76.69%	69.75%	56.57%	49.45%	44.88%

Allocation of Allowance for Loan Losses.  The following tables set forth the allocation of allowance for loan losses by loan category at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category.

	At December 31,
	2015		2014		2013
	Amount	% of Total loans (1)	Amount	% of Total loans (1)	Amount	% of Total loans (1)
	(Dollars in thousands)
Balance at end of year applicable to:
Residential mortgage loans	$4,710	37.1%	$5,581	41.2%	$7,875	42.2%
Home equity loans	4,042	16.0%	4,550	17.4%	7,245	18.3%
Other consumer loans	7,598	6.9%	6,118	4.0%	5,487	3.9%
Commercial real estate loans	33,787	34.1%	33,389	29.8%	35,199	28.2%
Commercial loans	12,535	5.9%	13,515	7.6%	10,880	7.4%
Total allocated allowance	62,672		63,153		66,686
Unallocated	—	—	4,365	—	4,662	—
Total	$62,672	100.0%	$67,518	100.0%	$71,348	100.0%

	At December 31,
	2012		2011
	Amount	% of Total loans (1)	Amount	% of Total loans (1)
	(Dollars in thousands)
Balance at end of year applicable to:
Residential mortgage loans	$8,002	42.0%	$8,482	42.9%
Home equity loans	8,294	18.7%	8,687	19.4%
Other consumer loans	5,156	4.0%	5,325	4.2%
Commercial real estate loans	34,589	27.9%	32,226	26.3%
Commercial loans	13,152	7.4%	12,002	7.2%
Total allocated allowance	69,193		66,722
Unallocated	4,026	—	4,416	—
Total	$73,219	100.0%	$71,138	100.0%

(1)	Represents percentage of loans in each category to total loans.

Liquidity and Capital Resources

Northwest Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the Federal Deposit Insurance Corporation during their regular examinations.  The Federal Deposit Insurance Corporation, however, does not prescribe by regulation a minimum amount or percentage of liquid assets.  The Federal Deposit Insurance Corporation allows us to consider any unencumbered, available-for-sale marketable security, whose sale would not impair our capital adequacy, to be eligible for liquidity.  Liquidity is monitored through the use of a standard liquidity ratio of liquid assets to borrowings plus deposits.  Using this formula, Northwest Bank’s liquidity ratio was 9.7% as of December 31, 2015.  We adjust our liquidity level in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments.  We also adjust liquidity as appropriate to meet our asset and liability management objectives.  Liquidity needs can also be met by temporarily drawing upon lines-of-credit established for such reasons.  As of December 31, 2015, Northwest Bank had $2.233 billion of additional borrowing capacity available with the Federal Home Loan Bank of Pittsburgh, including a $150.0 million overnight line of credit, which had a balance of $106.0 million, as well as a $142.6 million borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

In addition to deposits, our primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition.  We manage the pricing of our deposits to maintain a desired deposit balance.  In addition, we invest excess funds in short-term interest earning and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits amounted to $75.1 million at December 31, 2015.  For additional information about our cash flows from operating, financing, and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing, and financing activities.  The primary sources of cash during the current year were net income and principal repayments on loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Cleveland, which provide an additional source of funds.  At December 31, 2015 Northwest Bank had advances of $856.3 million from the Federal Home Loan Bank of Pittsburgh.  We borrow from these sources to reduce interest rate risk and to provide liquidity when necessary.

At December 31, 2015, our customers had $562.3 million of unused lines of credit available and $186.7 million in loan commitments.  This amount does not include the unfunded portion of loans in process. Time deposits scheduled to mature in less than one year at December 31, 2015, totaled $929.4 million. We believe that a significant portion of such deposits will remain with us.

The major sources of our cash flows are in the areas of loans, marketable securities, deposits and borrowed funds.

Deposits are our primary source of externally generated funds.  The level of deposit inflows during any given period is heavily influenced by factors outside of our control, such as consumer savings tendencies, the general level of short-term and long-term market interest rates, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds.  Financial institutions, such as Northwest Bank, are also subject to deposit outflows.  Our net deposits increased by $980.0 million for the year ended December 31, 2015, with $1.034 billion of deposits coming from the acquisition of LNB and net deposits decreased by $36.3 million and $95.7 million for the years ended December 31, 2014 and 2013, respectively.

Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of market interest rates, consumer confidence and consumer spending. Funds received from loan maturities and principal payments on loans for the years ended December 31, 2015, 2014 and 2013 were $2.001 billion, $1.731 billion and $1.924 billion, respectively.  Loan originations for the years ended December 31, 2015, 2014 and 2013 were $2.322 billion, $1.946 billion and $2.110 billion, respectively.  We also sell a portion of the loans we originate, and the cash flows from such sales for the years ended December 31, 2015, 2014 and 2013 were $815,000, $1.3 million and $52.6 million, respectively.

We experience significant cash flows from our portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature or are called.  Cash flow from the repayment of principal and the maturity or call of marketable securities for the years ended December 31, 2015, 2014 and 2013 were $352.6 million, $179.7 million and $288.8 million, respectively.

When necessary, we utilize borrowings as a source of liquidity and as a source of funds for long-term investment when market conditions permit.  The net cash flow from the receipt and repayment of borrowings were net increases of $86.9 million, $6.5 million and $21.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Northwest Bancshares, Inc. is a separate legal entity from Northwest bank and must provide for its own liquidity to pay dividends to shareholders and to repurchase its common stock and for other corporate purposes. Northwest Bancshares primary source of liquidity is dividend payments it receives from Northwest Bank. The payment of dividends by Northwest Bank is subject to regulatory requirements. At December 31, 2015, Northwest Bancshares (on an unconsolidated basis) had liquid assets of $92.9 million.

Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $52.8 million, $149.9 million and $45.9 million for the ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, stockholders’ equity totaled $1.163 billion. During 2015 our Board of Directors declared regular quarterly dividends totaling $0.56 per share of common stock.

We monitor the capital levels of Northwest Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. Northwest Bank is required by the Pennsylvania Department of Banking and Securities and the FDIC to meet minimum capital adequacy requirements.  At December 31, 2015, Northwest Bank exceeded all regulatory minimum capital requirements and is considered to be “well capitalized.” In addition, as of December 31, 2015, we were not aware of any recommendation by a regulatory authority that, if it were implemented, would have a material effect on liquidity, capital resources or operations.

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

	At December 31,
	2015	2014
	(Dollars in thousands)
Total shareholder’s equity (GAAP capital)	$1,177,495	1,049,511
Accumulated other comprehensive income	10,291	9,135
Less: non-qualifying intangible assets	(244,232)	(178,356)
CET 1 capital	943,554	—
Additions to Tier 1 capital	—	—
Leverage or Tier 1 capital	943,554	880,290
Plus: Tier 2 capital (1)	62,676	65,362
Total risk-based capital	$1,006,230	945,652
Average assets for leverage ratio	$8,676,582	7,622,077
Net risk-weighted assets including off-balance sheet items	$6,618,724	5,226,294

CET 1 capital ratio	14.26%	—%
Minimum requirement	4.50%	—%

Leverage capital ratio	10.87%	11.55%
Minimum requirement	4.00%	4.00%

Total risk-based capital ratio	15.20%	18.09%
Minimum requirement	8.00%	8.00%

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

Contractual Obligations

We are obligated to make future payments according to various contracts.  The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2015.

	Payments due
	Less than one year	One year to less than three years	Three years to less than five years	Five years or greater	Total
	(In thousands)
Long-term debt (1)	$251,343	265,000	220,000	120,000	856,343
Junior subordinated debentures (2)	—	—	—	111,213	111,213
Operating leases (3)	3,881	5,981	3,243	4,204	17,309
Total	$255,224	270,981	223,243	235,417	984,865
Commitments to extend credit	$186,731	—	—	—	186,731

(1)	See Note 11 to the consolidated financial statements, Borrowed Funds, for additional information.

(2)	See Note 23 to the consolidated financial statements, Junior Subordinated Debentures/Trust Preferred Securities, for additional information.

(3)	See Note 8 to the consolidated financial statements, Premises and Equipment, for additional information.

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

Our practice is to reduce our exposure to interest rate risk generally by better matching the maturities of our interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of our interest-earning assets.  We purchase adjustable-rate investment securities and mortgage-backed securities which at December 31, 2015 totaled $186.5 million, and originate adjustable-rate loans, which at December 31, 2015, totaled $2.417 billion or 32.7% of our gross loan portfolio.  Of our $8.183 billion of interest-earning assets at December 31, 2015, $2.679 billion, or 32.7%, consisted of assets with adjustable rates of interest.  When market conditions are favorable, we also attempt to reduce interest rate risk by lengthening the maturities of our interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, and by promoting longer-term certificates of deposit.

At December 31, 2015, total interest-earning liabilities maturing or re-pricing within one year exceeded total interest-bearing assets maturing or re-pricing in the same period by $546.5 million, representing a negative one-year gap ratio of 6.10%.

The following table sets forth, on a carrying value basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2015, which are expected to re-price or mature, based upon certain assumptions, in each of the future time periods shown.  Except as stated below, the amounts of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the earlier of the term of re-pricing or the contractual term of the asset or liability.  We believe that these assumptions approximate the standards used in the financial services industry and consider them appropriate and reasonable.

	Amounts maturing or re-pricing
	Within 1 year	Over 1-3 years	Over 3-5 years	Over 5-10 years	Over 10-20 years	Total
	(Dollars in thousands)
Rate-sensitive assets:
Interest-earning deposits	$75,145	—	—	—	—	75,145
Mortgage-backed securities:
Fixed rate	77,497	108,479	76,498	93,319	—	355,793
Variable-rate	148,003	—	—	—	—	148,003
Investment securities	114,472	187,477	87,087	13,262	—	402,298
Mortgage loans:
Adjustable rate	28,040	5,564	3,470	2,949	113	40,136
Fixed-rate	391,070	693,610	588,810	909,829	107,044	2,690,363
Home equity loans:
Adjustable rate	462,000	—	—	—	—	462,000
Fixed-rate	202,582	294,530	170,191	57,803	—	725,106
Other consumer loans	413,883	96,734	—	—	—	510,617
Commercial real estate loans	1,151,103	785,086	356,190	58,974	81	2,351,434
Commercial loans	254,445	103,505	44,990	15,355	4,105	422,400
Total rate-sensitive assets	3,318,240	2,274,985	1,327,236	1,151,491	111,343	8,183,295

Rate-sensitive liabilities:
Time deposits	929,351	654,132	100,210	11,025	—	1,694,718
Money market demand accounts	1,257,616	—	—	—	16,888	1,274,504
Savings deposits	807,771	559,424	—	—	18,822	1,386,017
Demand deposits	447,117	322,658	—	—	1,487,567	2,257,342
FHLB advances	251,343	265,000	220,000	120,000	—	856,343
Other borrowings	118,664	—	—	—	—	118,664
Trust preferred securities	52,850	58,363	—	—	—	111,213
Total rate-sensitive liabilities	3,864,712	1,859,577	320,210	131,025	1,523,277	7,698,801

Interest sensitivity gap per period	$(546,472)	415,408	1,007,026	1,020,466	(1,411,934)	484,494

Cumulative interest sensitivity gap	$(546,472)	(131,064)	875,962	1,896,428	484,494	484,494

Cumulative interest sensitivity gap as a percentage of total assets	(6.10)%	(1.46)%	9.79%	21.18%	5.41%	5.41%
Cumulative interest-earning assets as a percent of cumulative interest-bearing liabilities	85.86%	97.71%	114.49%	130.71%	106.29%	106.29%

We have an Asset/Liability Committee, consisting of members of management, which meets monthly to review market interest rates, economic conditions, the pricing of interest earning assets and interest bearing liabilities and our balance sheet structure.  On a quarterly basis, this committee also reviews our interest rate risk position and our cash flow projections.

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

Net interest income simulation.  Given a non-parallel shift of 100 basis points (“bps”), 200 bps, and 300 bps in interest rates, the estimated net interest income may not decrease by more than 5%, 10%, and 15%, respectively, within a one-year period.

Net income simulation.  Given a non-parallel shift of 100 bps, 200 bps, and 300 bps in interest rates, the estimated net income may not decrease by more than 10%, 20%, and 30%, respectively, within a one-year period.

Market value of equity simulation.  The market value of our equity is the present value of our assets and liabilities.  Given a non-parallel shift of 100 bps, 200 bps, and 300 bps in interest rates, the market value of equity may not decrease by more than 15%, 30%, and 35%, respectively, from the computed economic value at current interest rate levels.

The following table illustrates the simulated impact of a non-parallel 100 bps, 200 bps or 300 bps upward or 100 bps downward movement in interest rates on net interest income, net income, return on average equity, earnings per share, and market value of equity.  These analyses were prepared assuming that total interest-earning asset and interest-bearing liability levels at December 31, 2015 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from December 31, 2015 levels.

	Increase			Decrease
Non-parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/ (decrease) in net interest income	(1.1)%	(1.2)%	(2.0)%	(4.7)%
Projected percentage increase/ (decrease) in net income	(1.7)%	(0.8)%	(1.6)%	(13.9)%
Projected increase/ (decrease) in return on average equity	(1.6)%	(0.6)%	(1.4)%	(13.5)%
Projected increase/ (decrease) in earnings per share	$(0.01)	$—	$(0.01)	$(0.10)
Projected percentage decrease in market value of equity	(3.8)%	(7.6)%	(12.2)%	(0.3)%

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

When assessing our interest rate sensitivity, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates.  In preparing the table above, the following assumptions were used:  (i) adjustable-rate mortgage loans will prepay at an annual rate of 6% to 14%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 6% to 14%, depending on the type of loan; (iii) commercial loans will prepay at an annual rate of 8% to 14%; (iv) consumer loans held by Northwest Bank will prepay at an annual rate of 18% to 24%; and (v) consumer loans held by Northwest Consumer Discount Company will prepay at an annual rate of 55% to 70%.  In regards to our deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) the significant majority of money market accounts will re-price immediately; (iii) savings accounts will gradually re-price over three years; and (iv) checking accounts will re-price either when the rates on such accounts re-price as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates.  For purposes of this analysis, management has estimated, based on historical trends, that $447.1 million, or 19.8%, of our checking accounts and $807.8 million, or 58.3%, of our savings accounts are interest sensitive and may re-price in one year or less, and that the remainder may re-price over longer time periods.

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

Moreover, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in preparing the table.

In addition, we regularly measure and monitor the market value of our net assets and the changes therein.  While fluctuations are expected because of changes in interest rates, we have established policy limits for various interest rate scenarios.  Given interest rate shocks of +100 to +300 bps and -100 bps the market value of net assets is not expected to decrease by more than -15% to -35%.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).  Based on such assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based upon those criteria.

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

We have audited Northwest Bancshares, Inc’s. (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northwest Bancshares, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Pittsburgh, Pennsylvania
February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Northwest Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Northwest Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Bancshares, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Northwest Bancshares, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of Northwest Bancshares Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Pittsburgh, Pennsylvania
February 29, 2016

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(amounts in thousands, excluding per share data)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$92,263	87,401
Interest-earning deposits in other financial institutions	74,510	152,671
Federal funds sold and other short-term investments	635	634
Marketable securities available-for-sale (amortized cost of $868,956 and $906,702)	874,405	912,371
Marketable securities held-to-maturity (fair value of $32,552 and $106,292)	31,689	103,695
Loans receivable, net of allowance for loan losses of $62,672 and $67,518	7,159,449	5,922,373
Accrued interest receivable	21,072	18,623
Real estate owned, net	8,725	16,759
Federal Home Loan Bank stock, at cost	40,903	33,293
Premises and equipment, net	154,351	143,909
Bank owned life insurance	168,509	144,362
Goodwill	261,736	175,323
Other intangible assets	8,982	3,033
Other assets	54,670	60,586
Total assets	$8,951,899	7,775,033

Liabilities and Shareholders’ equity
Liabilities:
Deposits	$6,612,581	5,632,542
Borrowed funds	975,007	888,109
Advances by borrowers for taxes and insurance	33,735	30,507
Accrued interest payable	1,993	936
Other liabilities	54,207	57,198
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	111,213	103,094
Total liabilities	7,788,736	6,712,386

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 101,871,737 and 94,721,453 shares issued, respectively	1,019	947
Paid-in capital	717,603	626,134
Retained earnings	489,292	481,577
Unallocated common stock of employee stock ownership plan	(20,216)	(21,641)
Accumulated other comprehensive loss	(24,535)	(24,370)
	1,163,163	1,062,647
Total liabilities and shareholders’ equity	$8,951,899	7,775,033
See accompanying notes to consolidated financial statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, excluding per share data)

	Years ended December 31,
	2015	2014	2013
Interest income:
Loans receivable	$298,665	282,050	286,977
Mortgage-backed securities	8,823	10,320	12,818
Taxable investment securities	4,520	4,130	4,021
Tax-free investment securities	4,313	6,281	7,817
FHLB dividends	2,828	1,809	371
Interest-earning deposits	431	837	1,093
Total interest income	319,580	305,427	313,097

Interest expense:
Deposits	24,055	25,322	29,279
Borrowed funds	32,272	31,265	31,883
Total interest expense	56,327	56,587	61,162
Net interest income	263,253	248,840	251,935
Provision for loan losses	9,712	20,314	18,519
Net interest income after provision for loan losses	253,541	228,526	233,416

Noninterest income:
Impairment losses on securities	—	—	(713)
Gain on sale of investments, net	1,037	4,930	6,118
Service charges and fees	38,362	36,383	35,884
Trust and other financial services income	12,342	12,369	9,330
Insurance commission income	9,526	8,760	8,635
Loss on real estate owned, net	(1,989)	(967)	(3,186)
Income from bank owned life insurance	4,338	4,191	5,197
Mortgage banking income	933	1,022	1,623
Other operating income	4,287	4,078	3,588
Total noninterest income	68,836	70,766	66,476

Noninterest expense:
Compensation and employee benefits	119,818	115,967	112,190
Premises and occupancy costs	24,641	23,455	23,182
Office operations	15,584	14,721	14,454
Processing expenses	30,780	26,671	25,548
Professional services	6,906	7,661	6,267
Amortization of other intangible assets	1,688	1,323	1,210
Marketing expenses	8,499	8,213	6,284
Real estate owned expense	2,070	2,140	2,437
Federal deposit insurance premiums	5,109	5,193	5,600
Acquisition expense	9,751	394	—
Other expenses	9,031	9,797	9,962
Total noninterest expense	233,877	215,535	207,134
Income before income taxes	88,500	83,757	92,758
Provision for income taxes:
Federal	24,010	19,656	23,177
State	3,950	2,139	3,022
Total provision for income taxes	27,960	21,795	26,199
Net income	$60,540	61,962	66,559
Basic earnings per share	$0.64	0.68	0.73
Diluted earnings per share	$0.64	0.67	0.73
 See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	Years ended December 31,
	2015	2014	2013
Net Income	$60,540	61,962	66,559
Other comprehensive income net of tax:
Net unrealized holding gains on marketable securities:
Unrealized holding gains/ (losses), net of tax of $(204), $(5,787) and $10,551, respectively	315	9,042	(16,544)
Other-than-temporary impairment on securities included in net income, net of tax of $0, $0 and $(278), respectively	—	—	435
Reclassification adjustment for gains included in net income, net of tax of $289, $1,501 and $1,904, respectively	(451)	(2,348)	(2,977)
Net unrealized holding gains/ (losses) on marketable securities	(136)	6,694	(19,086)

Change in fair value of interest rate swaps, net of tax of $(699), $(618) and $(1,714), respectively	1,299	1,146	3,181

Defined benefit plans:
Net (loss)/ gain, net of tax of $(57), $12,080 and $(10,716), respectively	90	(18,892)	17,002
Amortization of prior service costs, net of tax of $905, $905 and $812, respectively	(1,418)	(1,418)	(1,509)
Net (loss)/ gain on defined benefit plans	(1,328)	(20,310)	15,493

Other comprehensive loss	(165)	(12,470)	(412)

Total comprehensive income	$60,375	49,492	66,147
 See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2015, 2014 and 2013
(amounts in thousands, excluding per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Unallocated Common Stock of ESOP	Total Shareholders’ Equity
Balance at December 31, 2012	$937	613,249	548,859	(11,488)	(24,525)	1,127,032
Comprehensive income:
Net income	—	—	66,559	—	—	66,559
Other comprehensive loss, net of tax of $559	—	—	—	(412)	—	(412)
Total comprehensive income	—	—	66,559	(412)	—	66,147
Exercise of stock options	7	6,611	—	—	—	6,618
Share repurchases	(4)	(4,455)	—	—	—	(4,459)
Stock-based compensation expense, including tax benefits of $635	3	4,273	—	—	1,442	5,718
Dividends paid ($0.50 per share)	—	—	(45,871)	—	—	(45,871)
Balance at December 31, 2013	943	619,678	569,547	(11,900)	(23,083)	1,155,185
Comprehensive income:
Net income	—	—	61,962	—	—	61,962
Other comprehensive loss, net of tax of $8,081	—	—	—	(12,470)	—	(12,470)
Total comprehensive income	—	—	61,962	(12,470)	—	49,492
Exercise of stock options	6	6,513	—	—	—	6,519
Share repurchases	(4)	(5,269)	—	—	—	(5,273)
Stock-based compensation expense, including tax benefits of $945	2	5,212	—	—	1,442	6,656
Dividends paid ($1.62 per share)	—	—	(149,932)	—	—	(149,932)
Balance at December 31, 2014	947	626,134	481,577	(24,370)	(21,641)	1,062,647
Comprehensive income:
Net income	—	—	60,540	—	—	60,540
Other comprehensive loss, net of tax of $234	—	—	—	(165)	—	(165)
Total comprehensive income	—	—	60,540	(165)	—	60,375
Shares issued to acquire LNB Bancorp, Inc.	70	90,538	—	—	—	90,608
Exercise of stock options	5	4,298	—	—	—	4,303
Share repurchases	(6)	(7,841)	—	—	—	(7,847)
Stock-based compensation expense, including tax benefits of $332	3	4,474	—	—	1,425	5,902
Dividends paid ($0.56 per share)	—	—	(52,825)	—	—	(52,825)
Balance at December 31, 2015	$1,019	717,603	489,292	(24,535)	(20,216)	1,163,163
 See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years ended December 31,
	2015	2014	2013
Operating activities:
Net Income	$60,540	61,962	66,559
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,712	20,314	18,519
Net gain on sale of assets	(921)	(5,236)	(6,061)
Net depreciation, amortization and accretion	8,958	9,868	8,952
Decrease in other assets	37,969	9,241	12,057
Increase/ (decrease) in other liabilities	(18,998)	(22,857)	2,890
Net amortization of premium on marketable securities	1,149	383	298
Noncash compensation expense related to stock benefit plans	5,570	5,711	5,083
Noncash impairment losses on investment securities	—	—	713
Noncash impairment of real estate owned	2,923	2,318	4,158
Deferred income tax expense/ (benefit)	6,290	8,595	1,262
Origination of loans held for sale	(2,504)	(1,042)	(36,773)
Proceeds from sale of loans held for sale	2,514	1,315	52,550
Net cash provided by operating activities	113,202	90,572	130,207

Investing activities:
Purchase of marketable securities available-for-sale	(59,980)	(49,996)	(234,965)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	72,265	17,673	33,764
Proceeds from maturities and principal reductions of marketable securities available-for-sale	280,277	162,007	255,064
Proceeds from sale of marketable securities available-for-sale	1,246	7,910	16,003
Loan originations	(2,319,800)	(1,944,677)	(2,072,797)
Proceeds from loan maturities and principal reductions	2,000,712	1,730,603	1,924,179
(Purchases)/ redemptions of Federal Home Loan Bank stock	(3,770)	10,422	3,119
Proceeds from sale of real estate owned	13,961	10,216	18,036
Sale of real estate owned for investment, net	608	607	814
Purchase of premises and equipment	(13,223)	(9,968)	(19,367)
Acquisitions, net of cash received	(61,108)	(2,792)	—
Net cash used in investing activities	(88,812)	(67,995)	(76,150)

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years ended December 31,
	2015	2014	2013
Financing activities:
Decrease in deposits, net	$(60,236)	(36,337)	(95,721)
Proceeds from long-term borrowings	135,000	—	30,000
Repayments of long-term borrowings	(172,552)	(52)	(68)
Net increase/ (decrease) in short-term borrowings	61,281	6,516	(8,334)
Increase in advances by borrowers for taxes and insurance	2,975	3,838	3,344
Redemption of Junior subordinated debentures	(8,119)	—	—
Share repurchases	(7,847)	(5,273)	(4,459)
Cash dividends paid on common stock	(52,825)	(149,932)	(45,871)
Proceeds from stock options exercised	4,303	6,519	6,618
Excess tax benefit from stock-based compensation	332	945	635
Net cash used in financing activities	(97,688)	(173,776)	(113,856)
Net decrease in cash and cash equivalents	$(73,298)	(151,199)	(59,799)

Cash and cash equivalents at beginning of period	$240,706	391,905	451,704
Net decrease in cash and cash equivalents	(73,298)	(151,199)	(59,799)
Cash and cash equivalents at end of period	$167,408	240,706	391,905

Cash and cash equivalents:
Cash and due from banks	$92,263	87,401	98,122
Interest-earning deposits in other financial institutions	74,510	152,671	293,149
Federal funds sold and other short-term investments	635	634	634
Total cash and cash equivalents	$167,408	240,706	391,905

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $21,949, $22,783 and $26,326, respectively)	$55,270	56,539	61,162
Income taxes	16,719	26,042	22,881

Noncash activities:
Business acquisitions:
Fair value of assets acquired	$1,160,190	2,798	—
Net cash paid	(61,108)	(2,792)	—
Liabilities assumed	$1,099,082	6	—

Loan foreclosures and repossessions	$7,633	10,820	14,529
Sale of real estate owned financed by the Company	2,264	486	943
 See accompanying notes to consolidated financial statements

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

(1)                                 Summary of Significant Accounting Policies

(a)                                 Nature of Operations

Northwest Bancshares, Inc., a Maryland corporation headquartered in Warren, Pennsylvania, the federal savings and loan holding company for its wholly owned subsidiary, Northwest Bank. Northwest Bank, a Pennsylvania chartered savings bank, offers personal and business deposit and loan products as well as investment management and insurance services through its 181 banking locations in Pennsylvania, New York, Ohio and Maryland. Northwest Bank, through its subsidiary Northwest Consumer Discount Company, also offers personal loan products through 51 consumer finance offices in Pennsylvania.

(b)                                 Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions.

(c)                                  Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits in other financial institutions, federal funds sold, and other short-term investments with original maturities of three months or less.

(d)                                 Investment Securities

We classify marketable securities at the time of purchase as held-to-maturity, available-for-sale, or trading securities. Securities for which management has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts on a level yield basis (amortized cost).  If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income/ (loss), a separate component of shareholders’ equity, net of tax. Securities classified as available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with changes in fair value included in earnings. The cost of securities sold is determined on a specific identification basis. We held no securities classified as trading at or for the years ended December 31, 2015 and 2014.

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

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

(e)                                  Loans Receivable

Our loan portfolio segments consist of Personal Banking and Business Banking loans.  Personal Banking loans include the following classes: residential mortgage loans, home equity loans and other consumer loans.  Business Banking loans include the following classes: commercial real estate loans and commercial loans.  All classes of originated loans are carried at their unpaid principal balance net of any deferred origination fees or costs and the allowance for estimated loan losses. Interest income on loans is credited to income as earned. Interest earned on loans for which no payments were received during the month is accrued at month end. Accrued interest on loans more than 90 days delinquent is reversed and such loans are placed on nonaccrual status.

All loans are placed on nonaccrual status when principal or interest is 90 days or more delinquent or when there is reasonable doubt that interest or principal will not be collected in accordance with the contractual terms. Interest receipts on all nonaccrual and impaired loans are recognized as interest revenue when it has been determined that all principal and interest will be collected or are applied to principal when collectability of principal is in doubt.  Nonaccrual loans generally are restored to an accrual basis when principal and interest become current and a period of performance has been established in accordance with the contractual terms, typically six months.

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

Loan fees and certain direct loan origination costs are deferred and the net deferred fee or cost is then recognized using the level-yield method over the contractual life of the loan as an adjustment to interest income.

We identify certain residential mortgage loans which will be sold prior to maturity, as loans held for sale. These loans are recorded at the lower of amortized cost or fair value less estimated cost to sell. At December 31, 2015 and 2014, there were no residential mortgage loans classified as held for sale.

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

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

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

The allowance for homogeneous loans based on environmental factors augments the historical loss factors for changes in: economic conditions, lending policies and procedures, the nature and volume of the loan portfolio, management, delinquency trends, loan administration, collateral values, concentrations of credit, and other external factors including legal and regulatory factors.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
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

The allowance for homogeneous loans based on historical losses is a rolling three-year average of actual losses incurred, adjusted for a loss realization period, applied to homogenous pools of loans categorized by similar risk characteristics, not including loans that are 90 days or more delinquent.

The allocation of the allowance for loan losses is inherently judgmental, and the entire allowance for loan losses is available to absorb loan losses regardless of the nature of the loss.

Personal Banking loans are charged-off or charged down when they become 180 days delinquent, unless the borrower has filed for bankruptcy.  Business Banking loans are charged-off or charged down when, in our opinion, they are no longer collectible or when it has been determined that the collateral value no longer supports the carrying value of the loan, for loans that are collateral dependent.

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

(h)                                 Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is accumulated on a straight-line basis over the estimated useful lives of the related assets. Estimated lives range from three to 39 years. Amortization of leasehold improvements is accumulated on a straight-line basis over the terms of the related leases or the useful lives of the related assets, whichever is shorter.

(i)                                    Goodwill

Goodwill is generated from the premium paid for an acquisition and is allocated to reporting units, which are either the Company’s reportable segments or one level below.  Goodwill is not subject to amortization but is tested for impairment at least annually and possibly more frequently if certain events occur or changes in circumstances arise.  Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill.  Reporting units are identified based upon analyzing each individual operating segment.  A reporting unit is defined as a distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews.  Determining the fair value of a reporting unit requires a high degree of subjective management judgment, including developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium.  The selection and weighting of the various fair value techniques may result in a higher or lower fair value.  Judgment is applied in determining the weightings that are most representative of fair value. We conducted our annual goodwill impairment assessment as of June 30th through the assistance of

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

an independent third party. We valued each reporting unit by using a weighted average of four valuation methodologies; comparable transaction approach, control premium approach, public market peers approach and discounted cash flow approach.  Declines in fair value could result in impairment being identified.  At June 30, 2015 and 2014, we did not identify any individual reporting unit where the fair value was less than the carrying value and no other events have occurred since that date that would warrant an updated valuation.  Future changes in the economic environment or the operations of the operating units could cause changes to the variables used, which could give rise to declines in the estimated fair value of the reporting units.  There were no changes in our operations that would cause us to update the goodwill impairment tests performed as of June 30, 2015 and 2014. Accordingly, we have determined that goodwill is not impaired as of December 31, 2015 and 2014.

(j)                                    Core Deposit Intangibles and Other Identifiable Intangibles

Through the assistance of an independent third party, we analyze and prepare a core deposit study for all bank acquisitions or other identifiable intangible asset study, such as customer lists, for all non-bank acquisitions. The core deposit study reflects the cumulative present value benefit of acquiring deposits versus an alternative source of funding. The other identifiable intangible asset study reflects the cumulative present value benefit of acquiring the income stream from an existing customer base versus developing new business relationships.  Based upon analysis, the amount of the premium related to the core deposits or other identifiable intangibles of the business purchased is calculated along with the estimated life of the intangible. The intangible, which is recorded in other intangible assets, is then amortized to expense on an accelerated basis over an approximate life of 7 years.

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

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

(o)                                 Stock-Related Compensation

We determine the fair value of each option award, estimated on the grant date, using the Black-Scholes-Merton option-pricing model.  The Black-Scholes-Merton option-pricing model uses variables including; expected volatilities, expected term, risk-free discount rate and annual rate of quarterly dividends.  Expected volatilities are based on historical volatility of the Company’s stock. The expected terms are based upon actual exercise and forfeiture experience of previous option grants. The risk-free rate is based on yields on U.S. Treasury securities of a similar maturity to the expected term of the options.  During the year ended December 31, 2015, we awarded 600,570 stock options to employees and 64,800 stock options to directors.  Option awards are generally granted with an exercise price equal to the closing market price of the Company’s stock on the day before the grant date. The options granted in 2015 vest over a ten-year period, with the first vesting occurring on the grant date. New shares are issued when options are exercised.

During the year ended December 31, 2015, we awarded 282,050 common shares to employees and 24,300 common shares to directors. The common share awards granted in 2015 vest over a ten-year period, with the first vesting occurring on the grant date. During the year ended December 31, 2015 we awarded 126,280 common shares to eligible employees from our employee stock ownership plan (“ESOP”).  For additional information regarding grants of stock options and common shares and ESOP distributions see Note 15.

Stock-based employee compensation expense related to common share awards of $3.0 million, $3.0 million and $2.4 million was included in income before income taxes during the years ended December 31, 2015, 2014 and 2013, respectively. The effect on net income for the years ended December 31, 2015, 2014 and 2013 was a reduction of $1.8 million, $1.8 million and $1.6 million, respectively. Total compensation expense for unvested stock options of $4.3 million has yet to be recognized as of December 31, 2015. The weighted average period over which this remaining stock option expense will be recognized is approximately 4.23 years.

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

(p)                                 Segment Reporting

We have 2 reportable segments, Community Banking and Consumer Finance. See note 22 for related disclosures.

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

We utilize interest rate swap agreements as part of the management of interest rate risk to hedge the interest rate risk on our trust preferred debentures.  Amounts receivable or payable are recognized as accrued under the terms of the agreements and the differential is recorded as an adjustment to interest expense.  The interest rate swaps are designated as cash flow hedges, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income.  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense.  See note 23 for related disclosures.

 (r)                                   Off-Balance-Sheet Instruments

In the normal course of business, we extend credit in the form of loan commitments, undisbursed lines of credit, and standby letters of credit. These off-balance-sheet instruments involve, to various degrees, elements of credit and interest rate risk

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

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
In September 2015 the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. This guidance eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. This guidance is effective for annual periods beginning after December 15, 2015, including interim periods within those years and early adoption is permitted. We do not expect that this standard will have a material impact on our results of operations or financial position.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

(3)    Acquisition

On August 14, 2015, the Company acquired LNB Bancorp, Inc. (“LNB”), the parent company of The Lorain National Bank, for total consideration of $181.0 million, and thereby acquired LNB’s 21 branch locations in the Ohio counties of Lorain, Cuyahoga and Summit.  The acquisition of LNB enables the Company to expand its northeastern Ohio presence, improve its core deposit base, and add additional scale in its banking operations.  The result of LNB’s operations are included in the Consolidated Statements of Income from the date of acquisition.

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

The following table shows the consideration paid, the assets acquired, and the liabilities assumed that were recorded at fair value on the date of acquisition:

Consideration paid:
Northwest Bancshares, Inc. common stock issued	$90,608
Cash paid to LNB Bancorp, Inc. stockholders	90,350
Total consideration paid	180,958

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value
Cash and cash equivalents	29,680
Investment securities available for sale	184,169
Loans	928,101
Federal Home Loan Bank stock	3,840
Premises and equipment	12,374
Core deposit intangible	7,375
Other assets	45,698
Deposits (1)	(1,033,992)
Borrowings	(63,169)
Other liabilities	(19,356)
Total indentifiable net assets	94,720

Goodwill	$86,238
(1)  Subsequent to the September 30, 2015 reporting period, we adjusted deposits by $17.4 million for trust account deposits maintained by LNB. This adjustment had no impact on goodwill.

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

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table shows information related to the purchased credit impaired LNB loan portfolio as of August 14, 2015:

Contractually required principal and interest at acquisition	$41,175
Contractual cash flows not expected to be collected (nonaccretable discount)	(19,900)
Expected cash flows at acquisition	21,275
Interest component of expected cash flows (accretable discount)	(1,672)
Fair value of purchased credit impaired loans	$19,603

The core deposit intangible asset is being amortized over its estimated useful life of approximately seven years utilizing an accelerated method.  The goodwill, which is not amortized for book purposes, was assigned to our Community Banking segment and is not deductible for tax purposes.  The fair values of savings and transaction deposit accounts acquired from LNB were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  Certificates of deposit were valued by projecting out the expected cash flows based on the contractual terms of the certificates of deposit.  These cash flows were discounted based on a market rate for a certificate of deposit with a corresponding maturity.

Direct costs related to the LNB acquisition were expensed as incurred and amounted to $9.8 million for the year ended December 31, 2015. Technology and communications termination costs comprised more than half of these expenses, which also included professional services, marketing and advertising, severance costs, and other noninterest expenses.

(4)    Marketable Securities

Marketable securities available-for-sale at December 31, 2015 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year or less	$11	—	—	11

Debt issued by government sponsored enterprises:	15500	3	-48	15.45
Due in one year or less	15,500	3	(48)	15,455
Due after one year through five years	257,463	298	(1,395)	256,366
Due after five years through ten years	12,721	14	(23)	12,712
Due after ten years	9,815	135	(43)	9,907

Equity securities	1,400	500	(6)	1,894

Municipal securities:
Due in one year or less	1,684	8	—	1,692
Due after one year through five years	14,327	117	(4)	14,440
Due after five years through ten years	12,400	323	—	12,723
Due after ten years	52,286	1,727	—	54,013

Corporate debt issues:
Due after ten years	14,463	2,417	(405)	16,475

Residential mortgage-backed securities:
Fixed rate pass-through	118,266	2,480	(420)	120,326
Variable rate pass-through	54,292	2,616	(7)	56,901
Fixed rate non-agency CMOs	2,519	230	—	2,749
Fixed rate agency CMOs	215,719	389	(3,881)	212,227
Variable rate agency CMOs	86,090	476	(52)	86,514
Total residential mortgage-backed securities	476,886	6,191	(4,360)	478,717
Total marketable securities available-for-sale	$868,956	11,733	(6,284)	874,405

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

Marketable securities held to maturity at December 31, 2015 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Municipal securities:
Due after five years through ten years	$274	1	—	275
Due after ten years	6,336	239	—	6,575

Residential mortgage-backed securities:
Fixed rate pass-through	6,458	351	—	6,809
Variable rate pass-through	3,618	41	—	3,659
Fixed rate agency CMOs	14,033	219	—	14,252
Variable rate agency CMOs	970	12	—	982
Total residential mortgage-backed securities	25,079	623	—	25,702
Total marketable securities held-to-maturity	$31,689	863	—	32,552

Marketable securities available-for-sale at December 31, 2014 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year or less	$25	—	—	25

Debt issued by government sponsored enterprises:
Due after one year through five years	310,172	287	(2,672)	307,787
Due after five years through ten years	25,746	—	(28)	25,718

Equity securities	2,591	682	(116)	3,157

Municipal securities:
Due in one year or less	810	15	—	825
Due after one year through five years	7,878	132	—	8,010
Due after five years through ten years	6,965	115	—	7,080
Due after ten years	51,839	2,391	—	54,230

Corporate debt issues:
Due after ten years	18,267	2,579	(419)	20,427

Residential mortgage-backed securities:
Fixed rate pass-through	72,852	3,149	(124)	75,877
Variable rate pass-through	66,140	3,466	(8)	69,598
Fixed rate non-agency CMOs	3,162	246	—	3,408
Fixed rate agency CMOs	226,413	685	(5,331)	221,767
Variable rate agency CMOs	113,842	657	(37)	114,462
Total residential mortgage-backed securities	482,409	8,203	(5,500)	485,112
Total marketable securities available-for-sale	$906,702	14,404	(8,735)	912,371

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
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

The following table presents information regarding the issuers and the carrying values of our mortgage-backed securities at December 31, 2015 and 2014:

	December 31,
	2015	2014
Residential mortgage backed securities:
FNMA	$234,204	230,051
GNMA	48,283	54,422
FHLMC	209,788	223,479
SBA	8,166	10,052
Other (including non-agency)	3,355	4,051
Total residential mortgage-backed securities	$503,796	522,055

Marketable securities having a carrying value of $331.8 million at December 31, 2015, were pledged under collateral agreements. During the year ended December 31, 2015, we sold marketable securities classified as available-for-sale for $1.2 million, with gross realized gains of $121,000 and gross realized losses of $67,000.  During the year ended December 31, 2014, we sold marketable securities classified as available-for-sale for $7.9 million, with gross realized gains of $4.4 million and gross realized losses of $0.  During the year ended December 31, 2013, we sold marketable securities classified as available-for-sale for $16.0 million with gross realized gains of $5.8 million and gross realized losses of $0. During the years ended December 31, 2015, 2014 and 2013, we recognized non-cash credit related other-than-temporary-impairment in our investment portfolio resulting in write-downs of $0, $0 and $713,000, respectively.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2015:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss
U.S. government and agencies	$143,751	(723)	92,961	(786)	236,712	(1,509)
Corporate debt issues	—	—	2,021	(405)	2,021	(405)
Equity securities	544	(6)	—	—	544	(6)
Municipal securities	7,505	(4)	—		7,505	(4)
Residential mortgage-backed securities - agency	122,109	(598)	149,889	(3,762)	271,998	(4,360)

Total temporarily impaired securities	$273,909	(1,331)	244,871	(4,953)	518,780	(6,284)

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

We perform an assessment to determine whether there have been any events or economic circumstances that indicate a security which has an unrealized loss is impaired other-than-temporarily.  The assessment considers many factors including the severity and duration of the impairment; recent events specific to the issuer or industry; and for debt securities, external credit ratings, underlying collateral position and recent downgrades.  For asset backed securities, we evaluate current characteristics of each security such as delinquency and foreclosure levels, credit enhancement and projected losses and coverage.  It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future losses.  Events that may trigger material declines in fair values for these securities in the future would be, but are not limited to: deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.  For debt securities, credit related other-than-temporary impairment is recognized in earnings, while noncredit related other-than-temporary impairment on securities not expected to be sold, or otherwise disposed of, is recognized in other comprehensive income. We assert that we do not have the intent to sell these securities and it is more likely than not that we will not have to sell these securities before a recovery of our cost basis.  For these reasons, we consider the unrealized losses to be temporary impairment losses. There are approximately 148 positions that are temporarily impaired at December 31, 2015. The aggregate carrying amount of cost-method investments, including both held-to-maturity and available-for-sale, at December 31, 2015 was $907.0 million, of which all were evaluated for impairment.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth the categories of investment securities as of December 31, 2015 on which other-than-temporary impairment charges have been recorded in earnings:

	Total			Accumulated
Category	Amortized cost	Fair value	Unrealized gain	impairment charges
Freddie Mac preferred shares	$1	10	9	(119)
Trust preferred investments	11,137	13,437	2,300	(7,942)
Non-agency CMOs	2,258	2,484	226	(494)
Total	$13,396	15,931	2,535	(8,555)

The table below shows a cumulative roll forward of credit related impairment losses recognized in earnings for debt securities held and not intended to be sold:

	December 31,
	2015	2014
Beginning balance as of January 1, (1)	$8,894	10,342
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the year	(98)	(1,448)
Reduction for securities called realized during the year	(360)	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance as of December 31,	$8,436	8,894

(1)	The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

(5)    Loans Receivable and Allowance for Loan Losses

Loans receivable at December 31, 2015 and 2014 are summarized in the table below:

	December 31, 2015			December 31,
	Originated	Acquired	Total	2014
Personal Banking:
Residential mortgage loans	$2,695,561	45,716	2,741,277	2,526,240
Home equity loans	1,055,907	131,199	1,187,106	1,066,131
Other consumer loans	307,961	202,656	510,617	242,744
Total Personal Banking	4,059,429	379,571	4,439,000	3,835,115

Business Banking:
Commercial real estate loans	2,094,710	429,564	2,524,274	1,874,944
Commercial loans	372,540	65,175	437,715	419,525
Total Business Banking	2,467,250	494,739	2,961,989	2,294,469
Total loans receivable, gross	6,526,679	874,310	7,400,989	6,129,584

Deferred loan costs	14,806	5,259	20,065	6,095
Allowance for loan losses	(60,970)	(1,702)	(62,672)	(67,518)
Undisbursed loan proceeds:
Residential mortgage loans	(10,778)	—	(10,778)	(10,879)
Commercial real estate loans	(159,553)	(13,287)	(172,840)	(73,760)
Commercial loans	(11,132)	(4,183)	(15,315)	(61,149)
Total loans receivable, net	$6,299,052	860,397	7,159,449	5,922,373

As of December 31, 2015, 2014 and 2013, we serviced loans for others approximating $776.0 million, $734.9 million and $851.4 million, respectively. These loans serviced for others are not our assets and are not included in our financial statements.

As of December 31, 2015 and 2014, approximately 65% and 76%, respectively, of our loan portfolio was secured by properties located in Pennsylvania. We do not believe we have significant concentrations of credit risk to any one group of borrowers given our underwriting and collateral requirements.

Loans receivable as of December 31, 2015 and 2014 include $2.417 billion and $1.876 billion, respectively, of adjustable rate loans and $4.984 billion and $4.254 billion, respectively, of fixed rate loans.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

Acquired loans were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification (“ASC”) Topic 310-30 or ASC Topic 310-20. The following table provides information related to the outstanding principal balance and related carrying value of acquired loans for the dates indicated:

December 31,
2015

Acquired loans evaluated individually for future credit losses:
Outstanding principal balance	$21,069
Carrying value	16,867

Acquired loans evaluated collectively for future credit losses:
Outstanding principal balance	848,194
Carrying value	839,973

Total acquired loans:
Outstanding principal balance	869,263
Carrying value	856,840

The following table provides information related to the changes in the accretable discount, which includes income recognized from contractual cash flows for the dates indicated:

Total
Balance at December 31, 2014	$—
LNB Bancorp, Inc. acquisition	1,672
Accretion	(377)
Net reclassification from nonaccretable yield	724
Balance at December 31, 2015	$2,019

The following table provides information related to purchased credit impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2015:

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income/ accretion recognized
Personal Banking:
Residental mortgage loans	$1,981	2,910	14	2,083	41
Home equity loans	2,084	3,455	6	2,222	51
Other consumer loans	267	492	2	305	18
Total Personal Banking	4,332	6,857	22	4,610	110

Business Banking:
Commercial real estate loans	12,288	13,946	353	12,867	249
Commercial loans	247	266	—	335	18
Total Business Banking	12,535	14,212	353	13,202	267

Total	$16,867	21,069	375	17,812	377

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to changes in the allowance for losses on loans receivable for the year ended December 31, 2015:

	Balance December 31, 2015	Provision	Charge-offs	Recoveries	Balance December 31, 2014
Originated loans:
Personal Banking:
Residential mortgage loans	$4,692	(96)	(1,057)	264	5,581
Home equity loans	3,941	693	(1,716)	414	4,550
Other consumer loans	7,488	7,985	(8,073)	1,458	6,118
Total Personal Banking	16,121	8,582	(10,846)	2,136	16,249

Business Banking:
Commercial real estate loans	32,348	540	(5,741)	4,160	33,389
Commercial loans	12,501	2,768	(7,814)	4,032	13,515
Total Business Banking	44,849	3,308	(13,555)	8,192	46,904

Unallocated (1)	—	(4,365)	—	—	4,365

Total originated loans	60,970	7,525	(24,401)	10,328	67,518

Acquired loans:
Personal Banking:
Residential mortgage loans	18	47	(69)	40	—
Home equity loans	101	247	(708)	562	—
Other consumer loans	110	188	(201)	123	—
Total Personal Banking	229	482	(978)	725	—

Business Banking:
Commercial real estate loans	1,439	1,545	(585)	479	—
Commercial loans	34	160	(369)	243	—
Total Business Banking	1,473	1,705	(954)	722	—

Total acquired loans	1,702	2,187	(1,932)	1,447	—

Total	$62,672	9,712	(26,333)	11,775	67,518
 (1) Due to enhancements in our allowance for loan losses process we allocated the previously unallocated allowance using both qualitative and quantitative factors.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to changes in the allowance for losses on loans receivable for the year ended December 31, 2014:

	Balance December 31, 2014	Provision	Charge-offs	Recoveries	Balance December 31, 2013
Personal Banking:
Residential mortgage loans	$5,581	(556)	(2,181)	443	7,875
Home equity loans	4,550	(1,106)	(1,783)	194	7,245
Other consumer loans	6,118	5,864	(6,423)	1,190	5,487
Total Personal Banking	16,249	4,202	(10,387)	1,827	20,607

Business Banking:
Commercial real estate loans	33,389	4,417	(8,422)	2,195	35,199
Commercial loans	13,515	11,992	(11,936)	2,579	10,880
Total Business Banking	46,904	16,409	(20,358)	4,774	46,079

Unallocated	4,365	(297)	—	—	4,662

Total	$67,518	20,314	(30,745)	6,601	71,348

The following table provides information related to changes in the allowance for losses on loans receivable for the year ended December 31, 2013:

	Balance December 31, 2013	Provision	Charge-offs	Recoveries	Balance December 31, 2012
Personal Banking:
Residential mortgage loans	$7,875	1,954	(2,501)	420	8,002
Home equity loans	7,245	932	(2,239)	258	8,294
Other consumer loans	5,487	5,304	(6,055)	1,082	5,156
Total Personal Banking	20,607	8,190	(10,795)	1,760	21,452

Business Banking:
Commercial real estate loans	35,199	8,347	(10,042)	2,305	34,589
Commercial loans	10,880	1,346	(5,007)	1,389	13,152
Total Business Banking	46,079	9,693	(15,049)	3,694	47,741

Unallocated	4,662	636	—	—	4,026

Total	$71,348	18,519	(25,844)	5,454	73,219

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

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable as of December 31, 2015:

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual (1)	Recorded investment in loans 90 days or more past maturity and still accruing	TDRs (1)	Allowance for TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,740,892	4,710	19,772	4	6,360	1,189	—
Home equity loans	1,187,106	4,042	7,522	—	2,298	605	—
Other consumer loans	520,289	7,598	3,452	976	—	—	—
Total Personal Banking	4,448,287	16,350	30,746	980	8,658	1,794	—

Business Banking:
Commercial real estate loans	2,351,434	33,787	33,421	206	31,970	2,257	241
Commercial loans	422,400	12,535	7,495	148	10,487	631	79
Total Business Banking	2,773,834	46,322	40,916	354	42,457	2,888	320

Total	$7,222,121	62,672	71,662	1,334	51,115	4,682	320

(1)	Includes $21.1 million of nonaccrual TDRs.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable as of December 31, 2014:

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual (1)	Recorded investment in loans 90 days or more past maturity and still accruing	TDRs (1)	Allowance for TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,521,456	5,581	21,194	8	6,574	1,133	—
Home equity loans	1,066,131	4,550	9,569	—	2,412	229	—
Other consumer loans	242,744	6,118	2,820	206	—	—	—
Total Personal Banking	3,830,331	16,249	33,583	214	8,986	1,362	—

Business Banking:
Commercial real estate loans	1,801,184	33,389	38,647	—	41,917	4,938	449
Commercial loans	358,376	13,515	7,578	21	10,885	1,095	814
Total Business Banking	2,159,560	46,904	46,225	21	52,802	6,033	1,263

Total	$5,989,891	63,153	79,808	235	61,788	7,395	1,263

(1)	Includes $24.5 million of nonaccrual TDRs.

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

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

collateral if the loan is collateral dependent, less costs of sale or disposition.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment.

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2015:

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$15,810	3,962	—	5,086	24,858	24,554	944
Home equity loans	5,650	1,872	—	1,847	9,369	9,644	497
Other consumer loans	2,900	552	—	—	3,452	2,977	101
Total Personal Banking	24,360	6,386	—	6,933	37,679	37,175	1,542

Business Banking:
Commercial real estate loans	16,449	16,972	16,121	16,467	66,009	77,166	3,226
Commercial loans	2,459	5,036	2,014	4,654	14,163	16,187	694
Total Business Banking	18,908	22,008	18,135	21,121	80,172	93,353	3,920

Total	$43,268	28,394	18,135	28,054	117,851	130,528	5,462

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2014:

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$17,696	3,498	—	5,845	27,039	28,227	817
Home equity loans	6,606	2,963	—	1,706	11,275	11,753	485
Other consumer loans	2,450	370	—	—	2,820	2,383	66
Total Personal Banking	26,752	6,831	—	7,551	41,134	42,363	1,368

Business Banking:
Commercial real estate loans	11,099	27,548	26,400	12,128	74,337	90,187	3,589
Commercial loans	3,475	4,103	5,266	6,026	21,708	27,088	914
Total Business Banking	14,574	31,651	31,666	18,154	96,045	117,275	4,503

Total	$41,326	38,482	31,666	25,705	137,179	159,638	5,871

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
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

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable as of and for the year ended December 31, 2015:

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,733,741	7,151	7,151	1,189	—
Home equity loans	1,184,808	2,298	2,298	605	—
Other consumer loans	520,159	130	130	50	—
Total Personal Banking	4,438,708	9,579	9,579	1,844	—

Business Banking:
Commercial real estate loans	2,297,599	53,835	35,937	2,675	17,898
Commercial loans	411,342	11,058	7,673	489	3,385
Total Business Banking	2,708,941	64,893	43,610	3,164	21,283

Total	$7,147,649	74,472	53,189	5,008	21,283

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
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

Our loan portfolios include certain loans that have been modified in a troubled debt restructuring (TDR), where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include: extending the note’s maturity date, permitting interest only payments, reducing the interest rate to a rate lower than current market rates for new debt with similar risk, reducing the principal payment, principal forbearance or other actions.  These concessions are applicable to all loan segments and classes. Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six consecutive months.

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

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides a roll forward of troubled debt restructurings for the periods indicated:

	For the years ended December 31,
	2015		2014
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	248	$61,788	262	$79,166
New TDRs	26	8,537	46	9,460
Re-modified TDRs	3	6,386	11	3,672
Net paydowns		(13,270)		(15,825)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	4	(159)	1	(130)
Commercial real estate loans	4	(179)	10	(898)
Commercial loans	2	(387)	10	(8,305)
Paid-off loans:
Residential mortgage loans	2	(109)	—	—
Home equity loans	5	(194)	5	(103)
Commercial real estate loans	15	(9,208)	10	(1,471)
Commercial loans	14	(1,728)	24	(3,778)
Transferred to real estate owned
Commercial real estate loans	1	(362)	—	—
Ending TDR balance:	227	$51,115	248	$61,788

Accruing TDRs		$29,997		$37,329
Non-accrual TDRs		21,118		24,459

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the year ended December 31, 2015:

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	6	$364	357	21
Home equity loans	3	101	97	21
Other consumer loans	—	—	—	—
Total Personal Banking	9	465	454	42

Business Banking:
Commercial real estate loans	11	12,258	12,243	1,047
Commercial loans	9	2,200	2,184	156
Total Business Banking	20	14,458	14,427	1,203

Total	29	$14,923	14,881	1,245

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

    At December 31, 2015, no TDRs that were modified in the previous twelve months had subsequently defaulted.

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

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
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

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable during the year ended December 31, 2015:

	Number of	Type of modification
	contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	6	$71	—	110	176	357
Home equity loans	3	96	—	1	—	97
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	9	167	—	111	176	454

Business Banking:
Commercial real estate loans	11	174	—	11,961	108	12,243
Commercial loans	9	—	—	1,264	920	2,184
Total Business Banking	20	174	—	13,225	1,028	14,427

Total	29	$341	—	13,336	1,204	14,881

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

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the year ended December 31, 2015:

	Number of re- modified	Type of re-modification
	TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$—	—	—	45	45
Home equity loans	1	83	—	—	—	83
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	2	83	—	—	45	128

Business Banking:
Commercial real estate loans	1	—	—	6,256	—	6,256
Commercial loans	—	—	—	—	—	—
Total Business Banking	1	—	—	6,256	—	6,256

Total	3	$83	—	6,256	45	6,384

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

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to loan delinquencies as of December 31, 2015:

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans	90 days or greater delinquent and accruing (1)
Originated loans
Personal Banking:
Residential mortgage loans	$25,503	7,541	15,564	48,608	2,646,568	2,695,176	—
Home equity loans	4,870	1,836	5,251	11,957	1,043,950	1,055,907	—
Other consumer loans	6,092	2,340	2,857	11,289	301,085	312,374	—
Total Personal Banking	36,465	11,717	23,672	71,854	3,991,603	4,063,457	—

Business Banking:
Commercial real estate loans	22,212	6,875	14,942	44,029	1,891,128	1,935,157	—
Commercial loans	1,703	598	2,449	4,750	356,658	361,408	—
Total Business Banking	23,915	7,473	17,391	48,779	2,247,786	2,296,565	—

Total originated loans	60,380	19,190	41,063	120,633	6,239,389	6,360,022	—

Acquired loans
Personal Banking:
Residential mortgage loans	440	249	786	1,475	44,241	45,716	540
Home equity loans	936	642	861	2,439	128,760	131,199	462
Other consumer loans	1,009	181	69	1,259	206,656	207,915	26
Total Personal Banking	2,385	1,072	1,716	5,173	379,657	384,830	1,028

Business Banking:
Commercial real estate loans	2,665	1,353	4,089	8,107	408,170	416,277	2,582
Commercial loans	1,165	—	150	1,315	59,677	60,992	140
Total Business Banking	3,830	1,353	4,239	9,422	467,847	477,269	2,722

Total acquired loans	6,215	2,425	5,955	14,595	847,504	862,099	3,750

Total loans	$66,595	21,615	47,018	135,228	7,086,893	7,222,121	3,750

(1)
Represents acquired loans that were originally recorded at fair value upon acquisition. These loans are considered to be accruing because we can reasonably estimate future cash flows on and expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value and their expected cash flows into interest income.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to loan delinquencies as of December 31, 2014:

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans
Personal Banking:
Residential mortgage loans	$27,443	6,970	17,696	52,109	2,469,347	2,521,456
Home equity loans	5,752	1,672	6,606	14,030	1,052,101	1,066,131
Other consumer loans	5,572	2,435	2,450	10,457	232,287	242,744
Total Personal Banking	38,767	11,077	26,752	76,596	3,753,735	3,830,331

Business Banking:
Commercial real estate loans	4,956	2,038	11,099	18,093	1,783,091	1,801,184
Commercial loans	2,262	209	3,475	5,946	352,430	358,376
Total Business Banking	7,218	2,247	14,574	24,039	2,135,521	2,159,560

Total loans	$45,985	13,324	41,326	100,635	5,889,256	5,989,891

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

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth information about credit quality indicators as of December 31, 2015:

	Pass	Special mention	Substandard	Doubtful	Loss	Total
Originated loans
Personal Banking:
Residential mortgage loans	$2,680,562	—	13,274	—	1,340	2,695,176
Home equity loans	1,048,397	—	7,510	—	—	1,055,907
Other consumer loans	309,900	—	2,474	—	—	312,374
Total Personal Banking	4,038,859	—	23,258	—	1,340	4,063,457

Business Banking:
Commercial real estate loans	1,778,140	46,518	110,384	115	—	1,935,157
Commercial loans	299,455	23,023	37,820	1,110	—	361,408
Total Business Banking	2,077,595	69,541	148,204	1,225	—	2,296,565

Total originated loans	6,116,454	69,541	171,462	1,225	1,340	6,360,022

Acquired loans
Personal Banking:
Residential mortgage loans	44,930	—	786	—	—	45,716
Home equity loans	130,338	—	861	—	—	131,199
Other consumer loans	207,846	—	69	—	—	207,915
Total Personal Banking	383,114	—	1,716	—	—	384,830

Business Banking:
Commercial real estate loans	392,811	6,872	16,594	—	—	416,277
Commercial loans	59,948	707	337	—	—	60,992
Total Business Banking	452,759	7,579	16,931	—	—	477,269

Total acquired loans	835,873	7,579	18,647	—	—	862,099

Total loans	$6,952,327	77,120	190,109	1,225	1,340	7,222,121

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth information about credit quality indicators as of December 31, 2014:

	Pass	Special mention	Substandard	Doubtful	Loss	Total
Personal Banking:
Residential mortgage loans	$2,507,269	—	12,763	—	1,424	2,521,456
Home equity loans	1,059,525	—	6,606	—	—	1,066,131
Other consumer loans	240,947	—	1,797	—	—	242,744
Total Personal Banking	3,807,741	—	21,166	—	1,424	3,830,331

Business Banking:
Commercial real estate loans	1,618,269	36,908	145,502	505	—	1,801,184
Commercial loans	286,234	23,690	46,280	2,172	—	358,376
Total Business Banking	1,904,503	60,598	191,782	2,677	—	2,159,560

Total loans	$5,712,244	60,598	212,948	2,677	1,424	5,989,891

Our exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. We use the same credit policies in making commitments for off-balance-sheet financial instruments as we do for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of December 31, 2015 and 2014 are presented in the following table:

	December 31,
	2015	2014
Loan commitments	$186,731	186,637
Undisbursed lines of credit	562,284	428,649
Standby letters of credit	32,719	23,564
Total	$781,734	638,850

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

Outstanding loan commitments at December 31, 2015, for fixed rate loans, were $81.8 million. The interest rates on these commitments approximate market rates at December 31, 2015. Outstanding loan commitments at December 31, 2015 for adjustable rate loans were $104.9 million.  The fair values of these commitments are affected by fluctuations in market rates of interest.

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. As of December 31, 2015, the maximum potential amount of future payments we could be required to make under these standby letters of credit is $32.7 million, of which $24.0 million is fully collateralized. A liability (which represents deferred income) of $1.3 million and $1.1 million has been recognized for the obligations as of December 31, 2015 and 2014, respectively, and there are no recourse provisions that would enable us to recover any amounts from third parties.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

(6)                                 Accrued Interest Receivable

Accrued interest receivable as of December 31, 2015 and 2014 is presented in the following table:

	December 31,
	2015	2014
Investment securities	$1,852	2,229
Mortgage-backed securities	960	875
Loans receivable	18,260	15,519
	$21,072	18,623

(7)    Federal Home Loan Bank Stock

Northwest Bank is a member of the Federal Home Loan Bank system.  As a member, we are required to maintain an investment in the capital stock of the FHLB of Pittsburgh in accordance with their 2015 Capital Plan, at cost, in two subclasses based on the following ranges:  Membership stock purchase (Subclass B-1) ranging from 0.05% to 1.0% of the member asset value as defined by the FHLB, currently at 0.10%; and Activity-based stock purchase (Subclass B-2) ranging from 2.0% to 6.0% of outstanding advances, currently at 4.0%; 0.0% to 6.0% of acquired member assets, currently at 0.0%; 0.0% to 4.0% of certain letters of credit, currently at 0.75%; and 0.0% to 6.0% of outstanding advance commitments settling more than 30 days after trade, currently at 4.0%. We received dividends on capital stock during the years ended December 31, 2015 and 2014 of $2.8 million and $1.8 million, respectively.  Future dividends may be established at different rates for the two subclasses of capital stock.

(8)                                 Premises and Equipment

Premises and equipment at December 31, 2015 and 2014 are summarized by major classification in the following table:

	December 31,
	2015	2014
Land and land improvements	$23,257	20,084
Office buildings and improvements	153,003	150,745
Furniture, fixtures and equipment	115,576	116,975
Leasehold improvements	19,239	12,312
Total, at cost	311,075	300,116
Less accumulated depreciation and amortization	(156,724)	(156,207)
Premises and equipment, net	$154,351	143,909

Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $13.3 million, $12.0 million and $11.9 million, respectively.

Premises used by certain of our offices are occupied under formal operating lease arrangements. The leases expire on various dates through 2027. Minimum annual rentals by fiscal year are summarized in the following table:

2016	$4,553
2017	3,493
2018	2,572
2019	1,620
2020	1,329
Thereafter	3,388
Total	$16,955

Rental expense for the years ended December 31, 2015, 2014 and 2013 was $4.6 million, $4.4 million and $4.2 million, respectively.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

(9)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
Amortizable intangible assets:
Core deposit intangibles — gross	$30,578	30,578
Acquisitions	7,375	—
Less: accumulated amortization	(31,192)	(30,578)
Core deposit intangibles — net	$6,761	—

Customer and Contract intangible assets — gross	8,234	6,197
Acquisitions	262	2,037
Less: accumulated amortization	(6,275)	(5,201)
Customer and Contract intangible assets — net	$2,221	3,033

The following information shows the actual aggregate amortization expense for the years ended December 31, 2015, 2014 and 2013 as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for each of the five succeeding fiscal years:

For the year ended December 31, 2013	$1,210
For the year ended December 31, 2014	1,323
For the year ended December 31, 2015	1,688
For the year ending December 31, 2016	2,591
For the year ending December 31, 2017	2,090
For the year ending December 31, 2018	1,658
For the year ending December 31, 2019	1,226
For the year ending December 31, 2020	794

The following table provides information for the changes in the carrying amount of goodwill:

	Community Banks	Consumer Finance	Total
Balance at December 31, 2013	$173,031	1,613	174,644
Goodwill acquired	679	—	679
Balance at December 31, 2014	173,710	1,613	175,323
Goodwill acquired	86,413	—	86,413
Balance at December 31, 2015	$260,123	1,613	261,736

We have determined that goodwill is not impaired as of December 31, 2015 and 2014. There were no changes in our operations that would cause us to update the goodwill impairment test performed as of June 30, 2015.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

(10)    Deposits

Deposit balances at December 31, 2015 and 2014 are shown in the table below:

	December 31,
	2015	2014
Savings deposits	$1,386,017	1,209,287
Interest-bearing demand deposits	1,080,086	874,623
Noninterest-bearing demand deposits	1,177,256	891,248
Money market demand accounts	1,274,504	1,179,070
Time deposits	1,694,718	1,478,314
Total deposits	$6,612,581	5,632,542

The aggregate amount of time deposits with a minimum denomination of $100,000 at December 31, 2015 and 2014 was $518.7 million and $351.9 million, respectively.  Generally, deposits in excess of $250,000 are not federally insured.  At December 31, 2015, we had $1.327 billion of deposits in accounts exceeding $250,000.

The following table summarizes the contractual maturity of time deposits at December 31, 2015 and 2014:

	December 31,
	2015	2014
Due within 12 months	$929,351	647,699
Due between 12 and 24 months	448,497	392,484
Due between 24 and 36 months	205,635	319,995
Due between 36 and 48 months	21,414	92,527
Due between 48 and 60 months	78,796	15,307
After 60 months	11,025	10,302
Total time deposits	$1,694,718	1,478,314

The following table summarizes the interest expense incurred on the respective deposits for the years ended December 31, 2015, 2014 and 2013:

	Years ended December 31,
	2015	2014	2013
Savings deposits	$3,387	3,286	3,595
Interest-bearing demand deposits	568	587	576
Money market demand accounts	3,222	3,174	3,042
Time deposits	16,878	18,275	22,066
Total interest expense	$24,055	25,322	29,279

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

(11)    Borrowed Funds

Borrowed funds at December 31, 2015 and 2014 are presented in the following table:

	December 31,
	2015		2014
	Amount	Average rate	Amount	Average rate
Term notes payable to the FHLB of Pittsburgh:
Due within one year	$145,343	3.24%	110,000	2.53%
Due between one and two years	125,000	3.68%	145,395	3.24%
Due between two and three years	140,000	3.73%	125,000	3.68%
Due between three and four years	125,000	4.32%	125,000	4.03%
Due between four and five years	95,000	3.65%	125,000	4.32%
Due between five and ten years	120,000	3.68%	95,000	3.75%
	750,343		725,395
Revolving line of credit, FHLB of Pittsburgh	106,000	0.43%	—	—
Collateralized borrowings, due within one year	118,664	0.22%	162,714	0.27%
Total borrowed funds	$975,007		888,109

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

The collateralized borrowings are collateralized by various securities held in safekeeping by the FHLB of Pittsburgh. The market value of these securities exceeds the value of the collateralized borrowings. The average amount of collateralized borrowings outstanding in the years ended December 31, 2015, 2014 and 2013 was $144.7 million, $155.7 million and $150.1 million, respectively. The maximum amount of collateralized borrowings outstanding during the years ended December 31, 2015, 2014 and 2013 was $166.4 million, $174.2 million and $171.8 million, respectively.

(12)                          Income Taxes

Total income tax was allocated for the years ended December 31, 2015, 2014 and 2013 as follows:

	Years ended December 31,
	2015	2014	2013
Income before income taxes	$27,960	21,795	26,199
Shareholders’ equity for unrealized (loss)/ gain on securities available-for-sale	(85)	4,286	(12,177)
Shareholders’ equity for tax benefit for excess of fair value above cost of stock benefit plans	(332)	(945)	(635)
Shareholders’ equity for pension adjustment	(848)	(12,985)	9,904
Shareholders’ equity for swap fair value adjustment	699	618	1,714
Unallocated income tax	$27,394	12,769	25,005

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

Income tax expense applicable to income before taxes consists of:

	Years ended December 31,
	2015	2014	2013
Current	$21,670	13,200	24,937
Deferred	6,290	8,595	1,262
Total income tax expense	$27,960	21,795	26,199

A reconciliation of the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income for the years ended December 31, 2015, 2014 and 2013, is as follows:

	Years ended December 31,
	2015	2014	2013
Expected tax rate	35.0%	35.0%	35.0%
Tax-exempt interest income	(3.0)%	(4.1)%	(4.3)%
State income tax, net of federal benefit	2.9%	1.7%	2.1%
Bank-owned life insurance	(1.7)%	(1.8)%	(1.9)%
Dividends on stock plans	(0.8)%	(4.0)%	(1.1)%
Low income housing and historic tax credits	(1.4)%	(0.9)%	(1.6)%
Non-deductible acquisition expense	0.5%	—%	—%
Other	0.1%	0.1%	0.1%
Effective tax rate	31.6%	26.0%	28.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented below:

	December 31,
	2015	2014
Deferred tax assets:
Deferred fee income	$189	193
Deferred compensation expense	3,717	3,688
Bad debts	19,478	19,851
Accrued postretirement benefit cost	644	724
Stock benefit plans	1,626	1,523
Writedown of investment securities	2,994	3,155
Accrued expenses	228	105
Pension and postretirement benefits	16,035	15,187
Unrealized loss on the fair value of derivatives	1,496	2,195
Purchase accounting	2,236	—
Other	325	361
Total deferred tax assets	48,968	46,982
Deferred tax liabilities:
Pension expense	7,557	4,487
Marketable securities available for sale	2,122	2,207
Purchase accounting	—	1,842
Intangible assets	23,003	20,324
Mortgage servicing rights	120	313
Fixed assets	8,731	8,038
Other	460	475
Total deferred tax liabilities	41,993	37,686
Net deferred tax asset	$6,975	9,296

As a result of the LNB acquisition, deferred tax liabilities were increased by $3.7 million related to acquisition accounting tax adjustments, net of deferred tax assets carried over from LNB.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
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

Under provisions of the Internal Revenue Code (“IRC”), Northwest has approximately $9.4 million in acquired federal net operating losses which have been fully utilized in the 2015 tax year through carryback on LNB's 2013 and 2014 tax returns. This is expected to result in a $3.2 million refund.

We utilize a comprehensive model to recognize, measure, present and disclose in our financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  At December 31, 2015, there were no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate.  We recognize interest accrued and penalties (if any) related to unrecognized tax benefits in income tax expense.  During the year ended December 31, 2015, we did not accrue any interest.  At December 31, 2015, we had no amount accrued for interest or the payment of penalties.

We are subject to routine audits of our tax returns by the Internal Revenue Service ("IRS") as well as all states in which we conduct business.  We are subject to audit by the Internal Revenue Service for the tax periods ended December 31, 2015, 2014, 2013 and 2012 and subject to audit by any state in which we conduct business for the tax periods ended December 31, 2015, 2014, 2013 and 2012. We are currently under audit by the State of New York for the 2011 - 2013 tax years, as well as a 2013 tax year IRS audit for the LNB tax return filed prior to the acquisition. The results of these audits are not yet determinable.

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

In tax years prior to fiscal 1997, Northwest was permitted, under the IRC, to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at December 31, 2015 and 2014 include approximately $39.1 million representing such bad debt deductions for which no deferred income taxes have been provided.

(14)    Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  For the year December 31, 2015, there were 524,250 options outstanding with a weighted average exercise price of $13.15 per share that were excluded in the computation of diluted earnings per share because the stock options’ exercise price was greater than the average market price of the common shares of $12.64. All stock options outstanding during the year ended December 31, 2014 were included in the computation of diluted earnings per share because the stock options’ exercise price was less than the average market price of the common shares of $13.34. All stock options outstanding during the year ended December 31, 2013 were included in the computation of diluted earnings per share because the stock options exercise price was less than the average market price of the common shares of $13.25.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

The computation of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 follows:

	Years ended December 31,
	2015	2014	2013
Net income available to common shareholders	$60,540	61,962	66,559

Weighted average common shares outstanding	94,314,420	91,535,298	90,626,324
Dilutive potential shares due to effect of stock options	515,369	739,699	844,489
Total weighted average common shares and dilutive potential shares	94,829,789	92,274,997	91,470,813
Basic earnings per share (1)	$0.64	0.68	0.73
Diluted earnings per share (1)	$0.64	0.67	0.73
(1)  Not in thousands.

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

Total expense for all retirement plans, including defined benefit pension plans, was approximately $4.6 million, $1.0 million and $4.1 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

Components of net periodic pension cost and other amounts recognized in other comprehensive income:
The following table sets forth the net periodic pension cost for the defined benefit pension plans for the years ended December 31, 2015, 2014 and 2013:

	Years ended December 31,
	2015	2014	2013
Service cost	$5,721	4,138	4,551
Interest cost	6,125	5,827	5,203
Expected return on plan assets	(10,371)	(9,663)	(8,551)
Net amortization and deferral	1,375	(897)	1,356
Net periodic pension (benefit)/ cost	$2,850	(595)	2,559
The following table sets forth other changes in the defined benefit pension plans’ plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2015	2014	2013
Net loss/ (gain)	$(420)	30,779	(27,568)
Prior service cost/ (credit)	—	—	(14)
Amortization of prior service cost	2,323	2,322	2,321
Total recognized in other comprehensive income	$1,903	33,101	(25,261)
Total recognized in net periodic pension cost and other comprehensive income/ (loss)	$4,753	32,506	(22,702)

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

The estimated net loss and prior service credit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic cost over the next year is $3.6 million and $(2.3) million, respectively.

The following table sets forth information for the defined benefit pension plans’ funded status at December 31, 2015 and 2014:

	December 31,
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$159,587	121,767
Service cost	5,721	4,138
Interest cost	6,125	5,827
Acquisition	5,662	—
Actuarial (gain)/ loss (1)	(9,357)	31,722
Benefits paid	(5,605)	(3,867)
Benefit obligation at end of year	$162,133	159,587

Change in plan assets:
Fair value of plan assets at beginning of year	140,183	130,491
Actual return on plan assets	(2,264)	9,181
Employer contributions	6,460	4,378
Acquisition	4,881	—
Benefits paid	(5,605)	(3,867)
Fair value of plan assets at end of period	$143,655	140,183
Funded status at end of year	$(18,478)	(19,404)
(1) The change in actuarial (gain)/ loss is due to a decrease in the discount rate as well as updates to the RP-2014 with MMP-2007 adjustments Mortality Table.

The following table sets forth the assumptions used to develop the net periodic pension cost:

	Years ended December 31,
	2015	2014	2013
Discount rate	3.89%	4.86%	4.06%
Expected long-term rate of return on assets	7.50%	7.50%	7.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

The following table sets forth the assumptions used to determine benefit obligations at the end of each period:

	Years ended December 31,
	2015	2014	2013
Discount rate	4.25%	3.89%	4.86%
Expected long-term rate of return on assets	7.00%	7.50%	7.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

The expected long-term rate of return on assets is based on the expected return of each of the asset categories, weighted based on the median of the target allocation for each category.  We use the Citigroup Pension Liability Index rates matching the duration of our benefit payments as of the measurement date to determine the discount rate.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

The accumulated benefit obligation for the funded defined benefit pension plan was $155.9 million, $153.9 million and $116.8 million at December 31, 2015, 2014 and 2013, respectively. The accumulated benefit obligation for all unfunded defined benefit plans was $6.3 million, $5.6 million and $5.0 million at December 31, 2015, 2014 and 2013, respectively.

The following table sets forth certain information related to our pension plans:

	December 31,
	2015	2014
Projected benefit obligation	$162,133	159,587
Accumulated benefit obligation	162,133	159,587
Fair value of plan assets	143,655	140,183

We anticipate making a contribution to our defined benefit pension plan of $4.0 million to $8.0 million during the year ending December 31, 2016.

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

The following table sets forth the weighted average asset allocation of defined benefit plans:

	Target	December 31,
	Allocation	2015	2014
Debt securities	20 – 50%	20%	20%
Equity securities	30 – 60%	69%	71%
Other	5 – 50%	11%	9%
Total		100%	100%

All of the assets held by the defined benefit pension plan are measured and recorded at estimated fair value on our balance sheet on a recurring basis as Level 1 assets, as defined by the fair value hierarchy defined in note 16.

The following table sets forth the pension plan assets as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Mutual funds — debt	$28,316	27,635
Mutual funds — equity	98,517	99,009
Cash and cash equivalents	16,822	13,539

The benefits expected to be paid in each year from 2016 to 2020 are $4.5 million, $4.7 million, $5.0 million, $5.5 million and $5.8 million, respectively. The aggregate benefits expected to be paid in the five years from 2021 to 2025 are $34.9 million. The expected benefits to be paid are based on the same assumptions used to measure our benefit obligations at December 31, 2015 and include estimated future employee service.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

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

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

The following table sets forth the net periodic benefit cost for the postretirement healthcare benefits plan for the years ended December 31, 2015, 2014 and 2013:

	Years ended December 31,
	2015	2014	2013
Service cost	$—	—	—
Interest cost	58	65	63
Amortization of net loss	60	48	53
Net period benefit cost	$118	113	116

The following table sets forth other changes in the postretirement healthcare plan’s plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2015	2014	2013
Net loss/ (gain)	$273	195	(136)
Total recognized in other comprehensive income	$273	195	(136)
Total recognized in net periodic benefit cost and other comprehensive income	$391	308	(20)

The estimated net loss for the postretirement healthcare benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is $90,000.

The following table sets forth the funded status of the postretirement healthcare benefit plan at December 31, 2015 and 2014:

	December 31,
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$1,565	1,425
Service cost	—	—
Interest cost	58	65
Actuarial loss	333	243
Benefits paid	(219)	(168)
Benefit obligation at end of year	$1,737	1,565

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	219	168
Benefits paid	(219)	(168)
Fair value of plan assets at end of year	$—	—
Funded status at year end	$(1,737)	(1,565)

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

The assumptions used to develop the preceding information for postretirement healthcare benefits are as follows:

	Years ended December 31,
	2015	2014	2013
Discount rate	3.89%	4.86%	4.06%
Monthly cost of healthcare insurance per beneficiary (1)	$470	384	351
Annual rate of increase in healthcare costs	4.00%	4.00%	4.00%
(1)   Not in thousands

If the assumed rate of increase in healthcare costs was increased by one percentage point to 5% from the level of 4% presented above, the interest cost component of net periodic postretirement healthcare benefit cost would increase by $10,000 and the accumulated postretirement benefit obligation for healthcare benefits would increase by $74,000.

The following table sets forth information for plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2015	2014
Projected benefit obligation	$1,737	1,565
Accumulated benefit obligation	1,737	1,565
Fair value of plan assets	—	—

(c)                                  Employee Stock Ownership Plan

We have a leveraged employee stock ownership plan (ESOP) for employees who have attained age 21 and who have completed a 12-month period of employment during which they worked at least 1000 hours.  Northwest is expected to make annual cash contributions to the ESOP until 2029 when the loan matures.  At December 31, 2015, the loan balance was $21.7 million.

ESOP compensation expense was $335,000, $3.0 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Shares of common stock are held by the ESOP and are allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation.  Shares are scheduled for release as the loan is repaid based on the interest method.  The amortization schedule calls for 126,280 shares to be released each December 31.  At December 31, 2015, 1,767,930 shares of common stock remained unallocated.  The fair value of unallocated common stock held by the ESOP at December 31, 2015 was $23.7 million.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP to participants’ accounts multiplied by the average fair value of the common stock during the reporting period.  The difference between the fair value of the shares of the common stock committed to be allocated by the ESOP to participants’ accounts for the period and the average cost of those common shares is recorded as an adjustment to either additional paid-in capital or retained earnings.

(d)                                 Common Stock Awards

On April 20, 2011, we established the Northwest Bancshares, Inc. 2011 Equity Incentive Plan with 2,806,233 common shares authorized.  On May 15, 2013, we awarded employees 240,700 common shares and outside directors 29,700 common shares with a grant date fair value of $12.55 per share (total market value of $3.4 million at issuance). On May 21, 2014, we awarded employees 251,030 common shares and outside directors 21,600 common shares with a grant date fair value of $13.22 per share (total market value of $3.6 million at issuance). On May 20, 2015, we awarded employees 282,050 common shares and outside directors 24,300 common shares with a grant date fair value of $12.31 per share (total market value of $3.8 million

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

at issuance). Total common shares forfeited from the 2011 plan were 259,778, of which, 77,718 shares were forfeited during the year ended December 31, 2015. Forfeited shares may be awarded to other eligible recipients in future grants until the plan termination date in 2021.  Common shares vest over a 10-year period with the first vesting occurring on the grant date.  As of December 31, 2015, 30% of the 2013 issuances have vested, 20% of the 2014 issuances have vested and 10% of the 2015 issuances have vested.  Once shares have vested, they are no longer restricted. Compensation expense, in the amount of the fair market value of the common stock at the date of the grant, will be recognized pro rata over the periods in which the shares vest. While restricted, the recipients are entitled to all shareholder rights, except that the shares may not be sold, pledged, or otherwise disposed of and are required to be held in a trust.

(e)                                  Stock Option Plans

On April 20, 2011, we established the Northwest Bancshares, Inc. 2011 Equity Incentive Plan, which authorizes the granting of 7,015,583 stock options.  On May 15, 2013, we granted employees 511,100 stock options and outside directors 79,200 stock options with an exercise price of $12.44 per share.  On May 21, 2014, we granted employees 534,950 stock options and outside directors 57,600 stock options with an exercise price of $13.15 per share.  On May 19, 2015, we granted employees 600,570 stock options and outside directors 64,800 stock options with an exercise price of $12.37 per share.  Awarded stock options vest over a ten-year period with the first vesting occurring on the grant date with a ten year exercise period from the grant date.

The following table summarizes the activity in our option plans during the years ended December 31, 2015, 2014 and 2013 (amounts in this table are not in thousands):

	Years ended December 31,
	2015		2014		2013
	Number	Weighted average exercise price	Number	Weighted average exercise price	Number	Weighted average exercise price
Balance at beginning of year	6,402,407	$11.65	6,816,294	$11.46	7,044,753	$11.21
Granted (1)	665,370	12.37	592,550	13.15	590,300	12.44
Exercised (2)	(474,253)	10.27	(745,419)	10.86	(727,415)	10.13
Forfeited (3)	(287,028)	12.26	(261,018)	11.71	(91,344)	11.82
Balance at end of year	6,306,496	$11.81	6,402,407	$11.65	6,816,294	$11.46
Exercisable at end of year	3,431,113	$11.42	3,333,942	$11.20	2,916,621	$10.97

(1)	Weighted average fair value of options at grant date: $1.14, $1.45 and $1.03, respectively.

(2)	The total intrinsic value of options exercised was $1.2 million, $2.3 million and $2.7 million, respectively.

(3)	Includes 7,007 options that expired without being exercised for the year ended December 31, 2015.

The aggregate intrinsic value of all options expected to vest and fully vested options at December 31, 2015 is $6.8 million and $3.2 million, respectively.  The following table summarizes the number of options outstanding, number of options exercisable, and weighted average remaining life of all option grants as of December 31, 2015:

	Exercise price $7.48	Exercise price $9.79	Exercise price $9.86	Exercise price $11.12	Exercise price $11.49	Exercise price $11.51	Exercise price $11.70
Options outstanding:
Number of options	315,487	331,882	50,110	270,543	422,500	232,858	465,493
Weighted average remaining contract life (years)	3.25	3.00	0.25	2.25	4.25	1.25	6.50
Options exercisable:
Number of options	267,521	331,882	50,110	270,543	314,379	232,858	202,129
Weighted average remaining term - vested (years)	3.25	3.00	0.25	2.25	4.25	1.25	6.50

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

	Exercise price $12.12	Exercise price $12.17	Exercise price $12.32	Exercise price $12.37	Exercise price $12.44	Exercise price $12.48	Exercise price $13.15	Total $11.81
Options outstanding:
Number of options	481,795	21,500	2,050,609	628,734	506,235	4,500	524,250	6,306,496
Weighted average remaining contract life (years)	5.25	5.50	5.50	9.50	7.50	1.50	8.50	5.72
Options exercisable:
Number of options	305,141	8,644	1,095,267	66,551	172,272	4,500	109,316	3,431,113
Weighted average remaining term - vested (years)	5.25	5.50	5.50	9.50	7.50	1.50	8.50	4.23

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

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
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

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At December 31, 2015 and 2014, there was no significant unrealized appreciation or depreciation on these financial instruments.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at December 31, 2015 and 2014:

	December 31, 2015
	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$167,408	167,408	167,408	—	—
Securities available-for-sale	874,405	874,405	1,894	863,556	8,955
Securities held-to-maturity	31,689	32,552	—	32,552	—
Loans receivable, net	7,159,449	7,482,431	—	—	7,482,431
Accrued interest receivable	21,072	21,072	21,072	—	—
FHLB Stock	40,903	40,903	—	—	—
Total financial assets	$8,294,926	8,618,771	190,374	896,108	7,491,386

Financial liabilities:
Savings and checking accounts	$4,917,863	4,917,863	4,917,863	—	—
Time deposits	1,694,718	1,710,388	—	—	1,710,388
Borrowed funds	975,007	998,527	118,664	—	879,863
Junior subordinated debentures	111,213	115,268	—	—	115,268
Cash flow hedges - swaps	4,276	4,276	—	4,276	—
Accrued interest payable	1,993	1,993	1,993	—	—
Total financial liabilities	$7,705,070	7,748,315	5,038,520	4,276	2,705,519

	December 31, 2014
	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$240,706	240,706	240,706	—	—
Securities available-for-sale	912,371	912,371	3,157	898,617	10,597
Securities held-to-maturity	103,695	106,292	—	106,292	—
Loans receivable, net	5,922,373	6,240,079	—	—	6,240,079
Accrued interest receivable	18,623	18,623	18,623	—	—
FHLB Stock	33,293	33,293	—	—	—
Total financial assets	$7,231,061	7,551,364	262,486	1,004,909	6,250,676

Financial liabilities:
Savings and checking accounts	$4,154,228	4,154,228	4,154,228	—	—
Time deposits	1,478,314	1,498,539	—	—	1,498,539
Borrowed funds	888,109	919,612	162,714	—	756,898
Junior subordinated debentures	103,094	109,435	—	—	109,435
Cash flow hedges - swaps	6,273	6,273	—	6,273	—
Accrued interest payable	936	936	936	—	—
Total financial liabilities	$6,630,954	6,689,023	4,317,878	6,273	2,364,872

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The preceding methods and assumptions were used in estimating the fair value of financial instruments at December 31, 2015 and 2014.  There were no transfers of financial instruments between Level 1 and Level 2 during the years ended December 31, 2015 and 2014.

The following table represents assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total at fair value
Equity securities	$1,894	—	—	1,894

Debt securities:
U.S. government and agencies	—	11	—	11
Government sponsored enterprises	—	294,440	—	294,440
States and political subdivisions	—	82,868	—	82,868
Corporate	—	7,520	8,955	16,475
Total debt securities	—	384,839	8,955	393,794

Residential mortgage-backed securities:
GNMA	—	27,082	—	27,082
FNMA	—	99,170	—	99,170
FHLMC	—	50,369	—	50,369
Non-agency	—	606	—	606
Collateralized mortgage obligations:
GNMA	—	10,669	—	10,669
FNMA	—	122,528	—	122,528
FHLMC	—	157,378	—	157,378
SBA	—	8,166	—	8,166
Non-agency	—	2,749	—	2,749
Total mortgage-backed securities	—	478,717	—	478,717

Interest rate swaps	—	(4,276)	—	(4,276)

Total assets and liabilities	$1,894	859,280	8,955	870,129

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table represents assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total at fair value
Equity securities	$3,157	—	—	3,157

Debt securities:
U.S. government and agencies	—	25	—	25
Government sponsored enterprises	—	333,505	—	333,505
States and political subdivisions	—	70,145	—	70,145
Corporate	—	9,830	10,597	20,427
Total debt securities	—	413,505	10,597	424,102

Residential mortgage-backed securities:
GNMA	—	29,216	—	29,216
FNMA	—	73,497	—	73,497
FHLMC	—	42,119	—	42,119
Non-agency	—	643	—	643
Collateralized mortgage obligations:
GNMA	—	8,329	—	8,329
FNMA	—	139,150	—	139,150
FHLMC	—	178,698	—	178,698
SBA	—	10,052	—	10,052
Non-agency	—	3,408	—	3,408
Total mortgage-backed securities	—	485,112	—	485,112

Interest rate swaps	—	(6,273)	—	(6,273)

Total assets and liabilities	$3,157	892,344	10,597	906,098

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2015 and 2014:

	December 31,
	2015		2014
	Equity	Debt	Equity	Debt
	securities	securities	securities	securities
Beginning balance January 1,	$—	10,597	—	12,251

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	—	—	—
Included in other comprehensive income	—	(502)	—	(1,549)

Purchases	—	—	—	—
Sales/ calls	—	(1,140)	—	(105)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance December 31,	$—	8,955	—	10,597

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment, real estate owned, and mortgage servicing rights.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2015:

	Level 1	Level 2	Level 3	Total assets at fair value
Loans evaluated for impairment	$—	—	48,181	48,181
Real estate owned	—	—	8,725	8,725

Total assets	$—	—	56,906	56,906

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2014:

	Level 1	Level 2	Level 3	Total assets at fair value
Loans evaluated for impairment	$—	—	54,729	54,729
Real estate owned	—	—	16,759	16,759

Total assets	$—	—	71,488	71,488

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at December 31, 2015:

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Debt securities	$8,955	Discounted cash	Discount margin	0.35% to 2.10% (0.69)%
		flow	Default rates	1.00%
			Prepayment speeds	1.00% annually

Loans measured for impairment	48,181	Appraisal	Estimated costs to sell	10%
		value (1)
		Discounted cash	Discount rate	3.75% to 6.50% (5.13%)
		flow

Real estate owned	8,725	Appraisal	Estimated costs to sell	10%
		value (1)
(1)  Fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
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

In July 2013, the FDIC and the other federal regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new Common Equity Tier I (“CET1”) minimum capital requirement (4.5% of risk-weighted assets) and increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). The rule limits an organization's capital distributions and certain discretionary bonus payments if the organization does not hold a "capital conservation buffer" consisting of 2.5% of CET1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

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

Quantitative measures established by regulation to ensure capital adequacy require our banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2015 and 2014, our banking subsidiary exceeded all capital adequacy requirements to which they were subject.

As of December 15, 2015, the most recent notification from the FDIC categorized Northwest Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the bank must maintain total risk-based, Tier 1 risk-based, CET 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s categories.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

The actual, required, and well capitalized levels as of December 31, 2015 and 2014 were as follows:

	At December 31, 2015
			Minimum capital		Well capitalized
	Actual		requirements		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,102,468	16.63%	530,257	8.00%	662,821	10.00%
Northwest Bank	1,006,230	15.20%	529,498	8.00%	661,872	10.00%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,039,574	15.68%	397,693	6.00%	530,257	8.00%
Northwest Bank	943,554	14.26%	397,123	6.00%	529,498	8.00%

CET 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	931,699	14.06%	298,269	4.50%	430,834	6.50%
Northwest Bank	943,554	14.26%	297,843	4.50%	430,217	6.50%

Tier 1 capital (leverage) (to total assets)
Northwest Bancshares, Inc.	1,039,574	11.96%	347,582	4.00%	434,477	5.00%
Northwest Bank	943,554	10.87%	347,063	4.00%	433,829	5.00%

	At December 31, 2014
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assts)
Northwest Bancshares, Inc.	$1,062,802	20.29%	—	—%	—	—%
Northwest Bank	945,652	18.09%	418,104	8.00%	522,629	10.00%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	997,049	19.04%	—	—%	—	—%
Northwest Bank	880,290	16.84%	209,052	4.00%	313,578	6.00%

Tier 1 capital (leverage) (to total assets)
Northwest Bancshares, Inc.	997,049	12.80%	—	—%	—	—%
Northwest Bank	880,290	11.55%	304,883	4.00%	381,104	5.00%

(1)	The Federal Reserve did not yet have formal capital requirements established for Savings and Loan holding companies.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

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

(19)         Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of December 31, 2015 we have not accrued for legal proceedings based on our analysis of currently available information which is subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(20)       Components of Accumulated Other Comprehensive Income

The following table sets forth the components of accumulated other comprehensive income as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Unrealized gain on marketable securities available-for-sale	$3,325	3,461
Fair value of interest rate swaps	(2,779)	(4,078)
Defined benefit pension plans	(25,081)	(23,753)
Accumulated other comprehensive income	$(24,535)	(24,370)

The following table shows the changes in accumulated other comprehensive income by component for the year ended December 31, 2015:

	Unrealized gains and losses on securities available-for- sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of January 1,	$3,461	(4,078)	(23,753)	(24,370)
Other comprehensive income/ (loss) before reclassification adjustments	315	1,299	(2,203)	(589)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(451)	—	875	424
Net other comprehensive income/ (loss)	(136)	1,299	(1,328)	(165)
Balance as of December 31,	$3,325	(2,779)	(25,081)	(24,535)

(1)	Consists of realized gains on securities (gain on sales of investments, net) of $740, net of tax (income tax expense) of $(289).

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $2,323 and amortization of net loss (compensation and employee benefits) of $(3,758), net of tax (income tax expense) of $560.  See note 15.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table shows the changes in accumulated other comprehensive income by component for the year ended December 31, 2014:

	Unrealized gains and losses on securities available-for- sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of January 1,	$(3,233)	(5,224)	(3,443)	(11,900)
Other comprehensive income/ (loss) before reclassification adjustments	9,042	1,146	(19,792)	(9,604)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(2,348)	—	(518)	(2,866)
Net other comprehensive income/ (loss)	6,694	1,146	(20,310)	(12,470)
Balance as of December 31,	$3,461	(4,078)	(23,753)	(24,370)

(1)
Consists of realized gains on securities (gain on sales of investments, net) of $3,849 and other-than-temporary-impairment losses (net impairment losses) of $0, net of tax (income tax expense) of $(1,501).

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $2,323 and amortization of net loss (compensation and employee benefits) of $(1,473), net of tax (income tax expense) of $(332).  See note 15.

The following table shows the changes in accumulated other comprehensive income by component for the year ended December 31, 2013:

	Unrealized gains and losses on securities available-for- sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of January 1,	$15,853	(8,405)	(18,936)	(11,488)
Other comprehensive income/ (loss) before reclassification adjustments	(16,544)	3,181	14,577	1,214
Amounts reclassified from accumulated other comprehensive income (1), (2)	(2,542)	—	916	(1,626)
Net other comprehensive income/ (loss)	(19,086)	3,181	15,493	(412)
Balance as of December 31,	$(3,233)	(5,224)	(3,443)	(11,900)

(1)
Consists of realized losses on securities (gain on sales of investments, net) of 4,881 and other-than-temporary-impairment losses (net impairment losses) of $(713), net of tax (income tax expense) of $1,626.

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $2,321 and amortization of net loss (compensation and employee benefits) of $(3,730), net of tax (income tax expense) of $493.  See note 15.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

(21)                          Parent Company Only Financial Statements - Condensed

Statements of Financial Condition

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$91,056	110,699
Marketable securities available-for-sale	1,884	3,144
Investment in bank subsidiary	1,182,308	1,054,204
Other assets	3,547	4,109
Total assets	$1,278,795	1,172,156

Liabilities and Shareholders’ Equity
Liabilities:
Debentures payable	$111,213	103,094
Other liabilities	4,419	6,415
Total liabilities	115,632	109,509
Shareholders’ equity	1,163,163	1,062,647
Total liabilities and shareholders’ equity	$1,278,795	1,172,156

Statements of Income

	Years ended December 31,
	2015	2014	2013
Income:
Interest income	$1,258	1,248	1,467
Other income	659	3,424	5,961
Dividends from bank subsidiary	135,000	66,183	—
Undistributed earnings from equity investment in bank subsidiary	(70,854)	(3,261)	66,003
Total income	66,063	67,594	73,431
Expense:
Compensation and benefits	1,061	962	1,024
Other expense	1,356	572	234
Interest expense	4,926	4,691	5,444
Total expense	7,343	6,225	6,702
Income before income taxes	58,720	61,369	66,729
Federal and state income taxes	(1,820)	(593)	170
Net income	$60,540	61,962	66,559

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

Statements of Cash Flows

	Years ended December 31,
	2015	2014	2013
Operating activities:
Net income	$60,540	61,962	66,559
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary	70,854	3,261	(66,183)
Noncash stock benefit plan compensation expense	5,654	5,714	5,083
Gain on sale of marketable securities	(54)	(2,768)	(5,139)
Net change in other assets and liabilities	(5,824)	(2,352)	(4,147)
Net cash provided by/ (used in) operating activities	131,170	65,817	(3,827)
Investing activities:
Net sale of marketable securities	1,192	2,658	7,200
Acquisition, net of cash received	(89,398)	—	—
Net cash provided by/ (used in) investing activities	(88,206)	2,658	7,200
Financing activities:
Cash dividends paid	(52,825)	(149,932)	(45,871)
Share repurchases	(7,847)	(5,273)	(4,459)
Repayment of loan to ESOP	1,549	1,190	1,152
Redemption of junior subordinated debt	(8,119)	—	—
Excess tax benefit from stock-based compensation	332	945	635
Proceeds from options exercised	4,303	6,519	6,618
Net cash used in financing activities	(62,607)	(146,551)	(41,925)
Net decrease in cash and cash equivalents	$(19,643)	(78,076)	(38,552)
Cash and cash equivalents at beginning of year	110,699	188,775	227,327
Net decrease in cash and cash equivalents	(19,643)	(78,076)	(38,552)
Cash and cash equivalents at end of year	$91,056	110,699	188,775

(22)                          Business Segments

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

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

At or for the year ended December 31, 2015	Community Banking	Consumer Finance	All Other (1)	Consolidated
External interest income	$300,746	17,978	856	319,580
Intersegment interest income	2,393	—	(2,393)	—
Interest expense	51,895	2,393	2,039	56,327
Provision for loan losses	7,429	2,283	—	9,712
Noninterest income	67,167	1,555	114	68,836
Noninterest expense	219,793	12,120	1,964	233,877
Income tax expense/ (benefit)	28,642	1,138	(1,820)	27,960
Net income	$62,547	1,599	(3,606)	60,540
Total assets	$8,827,574	110,670	13,655	8,951,899

At or for the year ended December 31, 2014	Community Banking	Consumer Finance	All Other (1)	Consolidated
External interest income	$285,635	18,789	1,003	305,427
Intersegment interest income	2,406	—	(2,406)	—
Interest expense	52,291	2,406	1,890	56,587
Provision for loan losses	17,500	2,814	—	20,314
Noninterest income	66,431	1,517	2,818	70,766
Noninterest expense	202,489	11,968	1,078	215,535
Income tax expense	21,097	1,291	(593)	21,795
Net income	$61,095	1,827	(960)	61,962
Total assets	$7,650,665	107,216	17,152	7,775,033

At or for the year ended December 31, 2013	Community Banking	Consumer Finance	All Other (1)	Consolidated
External interest income	$291,253	20,648	1,196	313,097
Intersegment interest income	2,691	—	(2,691)	—
Interest expense	56,282	2,691	2,189	61,162
Provision for loan losses	15,206	3,313	—	18,519
Noninterest income	59,616	1,647	5,213	66,476
Noninterest expense	194,028	12,303	803	207,134
Income tax expense/ (benefit)	24,330	1,699	170	26,199
Net income	$63,714	2,289	556	66,559
Total assets	$7,745,433	109,249	25,177	7,879,859

(1)	Eliminations consist of intercompany interest income and interest expense.

(23)                          Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Deferrable Interest Debentures (Trust-Preferred Securities) and Interest Rate Swap Agreements

We have two legacy statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, and Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust (the Trusts).  The trusts exist solely to issue preferred securities to third parties for cash, issue common securities to the Company in exchange for capitalization of the Trusts, invest the proceeds from the sale of trust securities in an equivalent amount of debentures of the Company, and engage in other activities that are incidental to those previously listed.  The Trusts are not consolidated.  Northwest Bancorp Capital Trust III issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 5, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 30, 2035 and a floating rate of interest,

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

which is reset quarterly, equal to three-month LIBOR plus 1.38%. Northwest Bancorp Statutory Trust IV issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 15, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 15, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%.  As the shareholders of the trust preferred securities are the primary beneficiaries of the Trusts, the Trusts are not consolidated in our financial statements.

The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities.  Northwest Bancorp Capital Trust III holds $51,547,000 of the Company’s junior subordinated debentures due December 30, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2015 was 1.98%. Northwest Bancorp Statutory Trust IV holds $51,547,000 of the Company’s junior subordinated debentures due December 15, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2015 was 1.89%.

Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts.  We have the right to defer payment of interest on the subordinated debentures at any time, or from time-to-time, for periods not exceeding 5 years. If interest payments on the subordinated debentures are deferred, the distributions on the trust securities also are deferred. To date there have been no interest deferrals. Interest on the subordinated debentures and distributions on the trust securities is cumulative. Our obligation constitutes a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the trust under the preferred securities.

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

As a result of the LNB acquisition we acquired two statutory business trusts: LNB Trust I and LNB Trust II, both Delaware statutory business trusts. The outstanding stock issued by LNB Trust I was redeemed on December 15, 2015. At December 31, 2015, LNB Trust II had 7,875 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $7,875,000) with a stated maturity of June 15, 2037. These securities carry a fixed interest rate of 6.64% through June 15, 2017, then becomes a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.48%. LNB Trust II invested the proceeds of the offerings in junior subordinated deferrable interest debentures acquired by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities. LNB Trust II holds $8,119,000 of junior subordinated debentures. These subordinated debentures are the sole assets of the Trust. Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trust.

We are currently a counterparty to two interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Northwest Bancorp Capital Trust III and Northwest bancorp Capital Trust IV.  The first swap modifies the re-pricing characteristics of Northwest Bancorp Capital Trust III, wherein for a 10 years period expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The second swap modifies the re-pricing characteristics of Northwest Bancorp Capital Trust IV, wherein for a ten year period expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

credit risk inherent in the contracts is not significant.  At December 31, 2015, $4.7 million of cash was pledged as collateral to the counterparty.

At December 31, 2015, the fair value of the swap agreements was $(4.3) million and was the amount we would have expected to pay if the contracts were terminated. At December 31, 2015, there was no material hedge ineffectiveness for any of the swaps discussed above.

	December 31,
Liability Derivatives (Included in Other Liabilities)	2015	2014
Cash flow hedges — swaps:
Fair value	$4,276	6,273
Notional amount	50,000	75,000
Collateral posted	4,705	6,805

The following table sets forth a summary of guaranteed capital debt securities and junior subordinated deferrable interest debentures held by the trusts as of December 31, 2015 and 2014:

	Capital Debt	December 31,
	Securities	2015	2014
Northwest Bancorp Capital Trust III	$50,000	51,547	51,547
Northwest Bancorp Statutory Trust IV	50,000	51,547	51,547
LNB Trust II	7,875	8,119	—
Total	$107,875	111,213	103,094

(24)                          Selected Quarterly Financial Data - Unaudited

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2015:
Interest income	$76,880	75,970	81,091	85,639
Interest expense	13,899	13,792	14,150	14,486
Net interest income	62,981	62,178	66,941	71,153
Provision for loan losses	900	1,050	3,167	4,595
Noninterest income	14,625	16,525	18,140	19,546
Noninterest expenses	53,711	55,135	63,804	61,227
Income before income taxes	22,995	22,518	18,110	24,877
Income tax expense	6,825	7,213	5,238	8,684
Net income	$16,170	15,305	12,872	16,193
Basic earnings per share	$0.18	0.17	0.14	0.16
Diluted earnings per share	$0.18	0.17	0.13	0.16

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(All dollar amounts presented in tables are in thousands, except as indicated)

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2014:
Interest income	$75,326	76,987	76,528	76,586
Interest expense	14,204	14,214	14,187	13,982
Net interest income	61,122	62,773	62,341	62,604
Provision for loan losses	7,485	8,285	3,466	1,078
Noninterest income	19,381	16,427	17,737	17,221
Noninterest expenses	53,163	53,806	53,354	55,212
Income before income taxes	19,855	17,109	23,258	23,535
Income tax expense	5,244	4,435	5,926	6,190
Net income	$14,611	12,674	17,332	17,345
Basic earnings per share	$0.16	0.14	0.19	0.19
Diluted earnings per share	$0.16	0.14	0.19	0.19

	Three months ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2013:
Interest income	$79,475	78,723	77,850	77,049
Interest expense	15,645	15,436	15,276	14,805
Net interest income	63,830	63,287	62,574	62,244
Provision for loan losses	7,158	5,405	4,992	964
Noninterest income	16,341	13,379	15,989	20,767
Noninterest expenses	51,471	52,806	50,277	52,580
Income before income taxes	21,542	18,455	23,294	29,467
Income tax expense	6,357	5,020	5,727	9,095
Net income	$15,185	13,435	17,567	20,372
Basic earnings per share	$0.17	0.15	0.19	0.22
Diluted earnings per share	$0.17	0.15	0.19	0.22

(25)                          Subsequent Events - Unaudited

The Company announced plans to optimize its office network. In recent years, the Company has invested heavily in alternative delivery channels such as online and mobile banking, depository ATMs, and automated telephone banking which enables customers to transact business outside of the branch and beyond normal business hours. As a result, the number of transactions conducted in offices has significantly decreased over the past several years and has created an opportunity to improve operating efficiency. Based on these changes in customer preferences, the Company expects by mid-year 2016 to consolidate 24 of its offices into nearby locations and convert two full-service offices into drive-up only facilities. Expenses associated with these changes are expected to be approximately $5.0 million, which will be incurred during the first half of 2016, and the annual reduction in pre-tax operating expenses beginning in 2017 is expected to be between $5.0 million and $6.0 million.

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

There were no changes made in our internal controls during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Management’s Report On Internal Control Over Financial Reporting - filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 9B.                                       OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) is incorporated herein by reference.

ITEM 11.                                         EXECUTIVE COMPENSATION

The “Proposal I—Election of Directors” section of the Company’s 2016 Proxy Statement is incorporated herein by reference.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I—Election of Directors” section of the Company’s 2016 Proxy Statement is incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders.

Set forth below is certain information as of December 31, 2015 regarding equity compensation plans that have been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price (1)	Number of securities remaining available for issuance under plan
2000 Stock Option Plan	40,904	$11.12	—
2004 Stock Option Plan	517,107	11.19	—
2008 Stock Option Plan	2,857,866	11.33	510,326
Northwest Bancshares, Inc. 2011 Equity Incentive Plan	2,890,619	12.40	4,074,600
Total	6,306,496	11.81	4,584,926

(1)	Reflects exercise price of options only.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” section of the Company’s 2016 Proxy Statement is incorporated  herein by reference.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2016 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.                                         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Management’s Report on Internal Control Over Financial Reporting

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Report of Independent Registered Public Accounting Firm

(D)	Consolidated Statements of Financial Condition - At December 31, 2015 and 2014

(E)	Consolidated Statements of Income — Years ended December 31, 2015, 2014 and 2013

(F)	Consolidated Statements of Comprehensive Income — Years ended December 31, 2015, 2014 and 2013

(G)	Consolidated Statements of Changes in Shareholders’ Equity — Years ended December 31, 2015, 2014 and 2013

(H)	Consolidated Statements of Cash Flows — Years ended December 31, 2015, 2014 and 2013

(I)	Notes to the Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3	Articles of Incorporation and Bylaws	**

4	Instruments defining the rights of security holders, including indentures	**

9	Voting trust agreement	None

10.1	Amendment and Restatement of Deferred Compensation Plan for Outside Directors Of Northwest Savings Bank and Eligible Affiliates	***

10.2	Retirement Plan for Outside Directors of Northwest Savings Bank and Eligible Affiliates	***

10.3	Amended and Restated Northwest Savings Bank Nonqualified Supplemental Retirement Plan	***

10.4	Employee Stock Ownership Plan	*

10.5	Northwest Bancorp, Inc. 2004 Stock Option Plan	****

10.6	Northwest Bancorp, Inc. 2004 Recognition and Retention Plan	****

10.7	Management Bonus Plan	*********

10.8	Northwest Bancorp, Inc. 2008 Stock Option Plan	*****

10.9	Amended and Restated Northwest Savings Bank and Affiliates Upper Managers Bonus Deferred Compensation Plan	***

10.10	Employment Agreement for William J. Wagner	******

10.11	Employment Agreement for William W. Harvey, Jr.	******

10.12	Employment Agreement for Steven G. Fisher	******

10.13	Change in Control Agreement for Michael G. Smelko	******

10.14	Change in Control Agreement for David E. Westerburg	******

10.16	Northwest Bancshares, Inc. 2011 Equity Incentive Plan	********

11	Statement re: computation of per share earnings	None

12	Statement re: computation of ratios	Not required

16	Letter re: change in certifying accountant	None

18	Letter re: change in accounting principles	None

21	Subsidiaries of Registrant	***

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of experts and counsel	23

24	Power of Attorney	Not Required

28	Information from reports furnished to State insurance regulatory authorities	None

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

101	Interactive Data File (XBRL)	101

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-31687), originally filed with the SEC on July 21, 1997, as amended on October 9, 1997 and November 4, 1997.
**	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-161805), filed with the SEC on September 9, 2009.
***	Incorporated by reference to the Company’s annual Report on Form 10-K (File No. 000-23817), file with the SEC on March 4, 2009.
****	Incorporated by reference to the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on October 6, 2004.
*****	Incorporated by reference to the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on April 11, 2008.
******	Incorporated by reference to the Periodic Report on Form 8-K (File No. 001-34582), filed with the SEC on March 9, 2015.
********	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on March 21, 2011.
*********	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on February 29, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCSHARES, INC.

Date: February 29, 2016	By:	/s/ William J. Wagner
William J. Wagner, Chairman, President and
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 29, 2016	By:	/s/ William J. Wagner
William J. Wagner, Chairman, President, and
Chief Executive Officer and Director

Date: February 29, 2016	By:	/s/ William W. Harvey, Jr.,
William W. Harvey, Jr., Senior Executive Vice President, Finance,
and Chief Financial Officer (Principal Financial Officer)

Date: February 29, 2016	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert, Executive Vice President, and
Controller (Principal Accounting Officer)

Date: February 19, 2016	By:	/s/ Robert M. Campana
Robert M. Campana

Date: February 29, 2016	By:	/s/ Deborah J. Chadsey
Deborah J. Chadsey, Director

Date: February 29, 2016	By:	/s/ Timothy B. Fannin
Timothy B. Fannin, Director

Date: February 29, 2016	By:	/s/ Timothy M. Hunter
Timothy M. Hunter

Date: February 29, 2016	By:	/s/ A. Paul King
A. Paul King, Director

Date: February 29, 2016	By:	/s/ John P. Meegan
John P. Meegan, Director

Date: February 29, 2016	By:	/s/ Richard E. McDowell
Richard E. McDowell, Director

Date: February 29, 2016	By:	/s/ William F. McKnight
William F. McKnight, Director

Date: February 29, 2016	By:	/s/ Sonia M. Probst
Sonia M. Probst, Director

Date: February 29, 2016	By:	/s/ Philip M. Tredway
Philip M. Tredway, Director