Form 10-Q
period 2016-03-31
Northwest Bancshares, Inc.
filed 2016-05-10
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

Common Stock ($0.01 par value) 101,853,959 shares outstanding as of April 29, 2016

NORTHWEST BANCSHARES, INC.

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$86,151	92,263
Interest-earning deposits in other financial institutions	74,850	74,510
Federal funds sold and other short-term investments	2,320	635
Marketable securities available-for-sale (amortized cost of $772,768 and $868,956)	783,940	874,405
Marketable securities held-to-maturity (fair value of $28,611 and $32,552)	27,764	31,689
Total cash and investments	975,025	1,073,502

Personal Banking loans:
Residential mortgage loans held for sale	8,952	—
Residential mortgage loans	2,761,411	2,750,564
Home equity loans	1,169,821	1,187,106
Consumer loans	525,537	510,617
Total Personal Banking loans	4,465,721	4,448,287
Business Banking loans:
Commercial real estate loans	2,360,863	2,351,434
Commercial loans	467,418	422,400
Total Business Banking loans	2,828,281	2,773,834
Total loans	7,294,002	7,222,121
Allowance for loan losses	(62,278)	(62,672)
Total loans, net	7,231,724	7,159,449

Federal Home Loan Bank stock, at cost	35,539	40,903
Accrued interest receivable	21,712	21,072
Real estate owned, net	6,834	8,725
Premises and equipment, net	153,000	154,351
Bank owned life insurance	168,511	168,509
Goodwill	261,736	261,736
Other intangible assets	8,398	8,982
Other assets	53,809	54,670
Total assets	$8,916,288	8,951,899

Liabilities and Shareholders’ equity
Liabilities:
Noninterest-bearing checking deposits	$1,179,950	1,177,256
Interest-bearing checking deposits	1,121,779	1,080,086
Money market deposit accounts	1,295,138	1,274,504
Savings deposits	1,433,788	1,386,017
Time deposits	1,639,406	1,694,718
Total deposits	6,670,061	6,612,581

Borrowed funds	857,754	975,007
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	111,213	111,213
Advances by borrowers for taxes and insurance	38,719	33,735
Accrued interest payable	1,894	1,993
Other liabilities	66,059	54,207
Total liabilities	7,745,700	7,788,736

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 101,848,509 and 101,871,737 shares issued, respectively	1,018	1,019
Paid-in capital	718,027	717,603
Retained earnings	492,316	489,292
Unallocated common stock of employee stock ownership plan	(19,815)	(20,216)
Accumulated other comprehensive loss	(20,958)	(24,535)
Total shareholders’ equity	1,170,588	1,163,163
Total liabilities and shareholders’ equity	$8,916,288	8,951,899

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Quarter ended March 31,
	2016	2015
Interest income:
Loans receivable	$80,781	70,711
Mortgage-backed securities	2,229	2,234
Taxable investment securities	1,038	1,045
Tax-free investment securities	724	1,348
FHLB dividends	467	1,403
Interest-earning deposits	59	139
Total interest income	85,298	76,880

Interest expense:
Deposits	6,088	5,766
Borrowed funds	7,658	8,133
Total interest expense	13,746	13,899

Net interest income	71,552	62,981
Provision for loan losses	1,660	900
Net interest income after provision for loan losses	69,892	62,081
Noninterest income:
Gain on sale of investments	127	95
Service charges and fees	10,065	8,659
Trust and other financial services income	3,261	2,776
Insurance commission income	2,714	2,428
Gain/ (loss) on real estate owned, net	249	(1,046)
Income from bank owned life insurance	1,595	913
Mortgage banking income	218	240
Other operating income	1,219	560
Total noninterest income	19,448	14,625

Noninterest expense:
Compensation and employee benefits	33,033	27,895
Premises and occupancy costs	6,537	6,267
Office operations	3,460	2,912
Collections expense	676	768
Processing expenses	8,414	7,205
Marketing expenses	1,891	1,976
Federal deposit insurance premiums	1,503	1,347
Professional services	1,833	1,792
Amortization of intangible assets	675	268
Real estate owned expense	311	692
Restructuring/ acquisition expense	635	347
Other expenses	4,307	2,242
Total noninterest expense	63,275	53,711
Income before income taxes	26,065	22,995

Federal and state income taxes	8,081	6,825

Net income	$17,984	16,170

Basic earnings per share	$0.18	0.18

Diluted earnings per share	$0.18	0.18

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended March 31,
	2016	2015
Net Income	$17,984	16,170
Other comprehensive income net of tax:
Net unrealized holding gains/ (losses) on marketable securities:
Unrealized holding gains net of tax of $(2,220) and $(1,885), respectively	3,464	2,952
Reclassification adjustment for (gains)/ losses included in net income, net of tax of $(11) and $43 respectively	28	(68)
Net unrealized holding gains on marketable securities	3,492	2,884

Change in fair value of interest rate swaps, net of tax of $76 and $(24), respectively	(140)	44

Defined benefit plan:
Reclassification adjustment for prior period service costs included in net income, net of tax of $(144) and $(140), respectively	225	219

Other comprehensive income	3,577	3,147

Total comprehensive income	$21,561	19,317

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(dollars in thousands, expect share data)

Quarter ended March 31, 2015

					Accumulated Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2014	94,721,453	$947	626,134	481,577	(24,370)	(21,641)	1,062,647

Comprehensive income:
Net income	—	—	—	16,170	—	—	16,170

Other comprehensive income, net of tax of $(2,006)	—	—	—	—	3,147	—	3,147

Total comprehensive income	—	—	—	16,170	3,147	—	19,317

Exercise of stock options	149,897	2	1,433	—	—	—	1,435

Stock-based compensation expense, including tax benefit of $17	—	—	804	—	—	76	880

Share repurchases	(318,000)	(3)	(3,787)	—	—	—	(3,790)

Dividends paid ($0.14 per share)	—	—	—	(12,973)	—	—	(12,973)

Ending balance at March 31, 2015	94,553,350	$946	624,584	484,774	(21,223)	(21,565)	1,067,516

Quarter ended March 31, 2016

					Accumulated Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2015	101,871,737	$1,019	717,603	489,292	(24,535)	(20,216)	1,163,163

Comprehensive income:
Net income	—	—	—	17,984	—	—	17,984

Other comprehensive income, net of tax of $(2,299)	—	—	—	—	3,577	—	3,577

Total comprehensive income	—	—	—	17,984	3,577	—	21,561

Exercise of stock options	122,672	1	1,316	—	—	—	1,317

Stock-based compensation expense, including tax benefit of $19	—	—	858	—	—	401	1,259

Share repurchases	(145,900)	(2)	(1,750)	—	—	—	(1,752)

Dividends paid ($0.15 per share)	—	—	—	(14,960)	—	—	(14,960)

Ending Balance at March 31, 2016	101,848,509	$1,018	718,027	492,316	(20,958)	(19,815)	1,170,588

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Quarter ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net Income	$17,984	16,170
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,660	900
Net (gain)/ loss on sale of assets	(960)	274
Net depreciation, amortization and accretion	2,857	1,549
(Increase)/ decrease in other assets	(1,663)	5,685
Decrease in other liabilities	11,907	1,136
Net amortization on marketable securities	544	87
Noncash write-down of real estate owned	764	1,181
Deferred income tax benefit	(650)	—
Origination of loans held for sale	(9,373)	(221)
Proceeds from sale of loans held for sale	432	224
Noncash compensation expense related to stock benefit plans	1,240	863
Net cash provided by operating activities	24,742	27,848

INVESTING ACTIVITIES:
Purchase of marketable securities available-for-sale	—	(29,985)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	3,926	12,914
Proceeds from maturities and principal reductions of marketable securities available-for-sale	95,678	30,329
Proceeds from sale of marketable securities available-for-sale	91	293
Loan originations	(607,818)	(496,009)
Proceeds from loan maturities and principal reductions	542,989	419,198
(Purchase)/ sale of Federal Home Loan Bank stock	5,364	(2,999)
Proceeds from sale of real estate owned	3,228	2,729
Sale of real estate owned for investment, net	152	152
Purchase of premises and equipment	(2,274)	(2,075)
Acquisitions, net of cash received	—	(438)
Net cash provided by/ (used in) investing activities	41,336	(65,891)

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
(in thousands)

	Nine months ended September 30,
	2015	2014
FINANCING ACTIVITIES:
Increase in deposits, net	$57,480	49,525
Proceeds from long-term borrowings	—	85,000
Repayments of long-term borrowings	(35,013)	(10,013)
Net decrease in short-term borrowings	(82,240)	(19,254)
Increase in advances by borrowers for taxes and insurance	4,984	4,491
Cash dividends paid	(14,960)	(12,973)
Purchase of common stock for retirement	(1,752)	(3,790)
Proceeds from stock options exercised	1,317	1,435
Excess tax benefit from stock-based compensation	19	17
Net cash provided by/ (used in) financing activities	(70,165)	94,438

Net increase/ (decrease) in cash and cash equivalents	$(4,087)	56,395

Cash and cash equivalents at beginning of period	$167,408	240,706
Net increase/ (decrease) in cash and cash equivalents	(4,087)	56,395
Cash and cash equivalents at end of period	$163,321	297,101

Cash and cash equivalents:
Cash and due from banks	$86,151	83,970
Interest-earning deposits in other financial institutions	74,850	212,496
Federal funds sold and other short-term investments	2,320	635
Total cash and cash equivalents	$163,321	297,101

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $5,684 and $5,256, respectively)	$13,845	13,499
Income taxes	$733	1,027

Business acquisitions:
Fair value of assets acquired	$—	438
Cash paid, net	—	(438)
Liabilities assumed	$—	—

Non-cash activities:
Loans foreclosures and repossessions	$1,531	2,623
Sale of real estate owned financed by the Company	$359	114

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

(1)	Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company”) or (“NWBI”), a Maryland corporation headquartered in Warren, Pennsylvania, is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Bank, a Pennsylvania-chartered savings bank (“Northwest”).  Northwest is regulated by the FDIC and the Pennsylvania Department of Banking. Northwest operates 157 community-banking offices throughout Pennsylvania, western New York, eastern Ohio and Maryland.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Settlement Agency, LLC, Northwest Consumer Discount Company, Northwest Financial Services, Inc., Northwest Advisors, Inc., Northwest Capital Group, Inc., Allegheny Services, Inc., Great Northwest Corporation, Boetger & Associates, Inc. and The Bert Company. The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information or footnotes required for complete annual financial statements.  In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included.  The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 updated, as required, for any new pronouncements or changes.

Certain items previously reported have been reclassified to conform to the current year’s reporting format.

The results of operations for the quarter March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other period.

Stock-Based Compensation

Stock-based compensation expense of $1.2 million and $880,000 for the quarters ended March 31, 2016 and 2015, respectively, was recognized in compensation expense relating to our stock benefit plans.  At March 31, 2016 there was compensation expense of $3.8 million to be recognized for awarded but unvested stock options and $13.3 million for unvested common shares.

Income Taxes- Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  At March 31, 2016 we had no liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in federal and state income taxes and (2) refund claims in other operating income.  We recognize penalties (if any) in federal and state income taxes.  There is no amount accrued for the payment of interest or penalties at March 31, 2016.  We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2015, 2014 and 2013.  We are currently under audit by the state of New York for the tax periods ended December 31, 2015, 2014 and 2013.

Impact of New Accounting Standards

In May 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers (Topic 606)”. This guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of this guidance requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and provides five steps to be analyzed to accomplish the core principle. This guidance is effective retrospectively for annual reporting periods beginning after December 15, 2017, including interim periods within those years and early adoption is not permitted.  We are currently evaluating the impact this standard will have on our results of operations and financial position.

In February 2016 the FASB issued ASU 2016-2, “Leases”. This guidance requires a lessee to recognize in the statement of financial condition a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the term of the lease. Optional periods should only be recognized if the lessee is reasonably certain to exercise the option. For leases with a term of twelve months or less, the lessee is permitted not to recognize lease assets and lease liabilities and should recognize lease expense for such leases generally on a straight-line basis over the term of the lease. This guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those years and early adoption is permitted. We are currently evaluating the impact this standard will have on our results of operations and financial position.

In March 2016 the FASB issued ASU 2016-08, “Principal Versus Agent Considerations”. This guidance clarifies the implementation guidance on principal versus agent considerations of ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)". When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). When (or as) an entity that is a principal satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When (or as) an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. This guidance is effective retrospectively for annual reporting periods beginning after December 15, 2017, including interim periods within those years and early adoption is not permitted.  We are currently evaluating the impact this standard will have on our results of operations and financial position.

In March 2016 the FASB issued ASU 2016-09, “Improvements to Employee Share-based Payment Accounting”. This guidance is part of the FASB's Simplification Initiative and simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those years and early adoption is permitted. We do not expect that this standard will have a material impact on our results of operations or financial position.

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

At or for the quarter ended (in thousands):

	Community	Consumer
March 31, 2016	Banking	Finance	All other (1)	Consolidated
External interest income	$80,838	4,243	217	85,298
Intersegment interest income/ expense	642	—	(642)	—
Interest expense	12,681	642	423	13,746
Provision for loan losses	1,213	447	—	1,660
Noninterest income	19,006	380	62	19,448
Noninterest expense	59,972	2,929	374	63,275
Income tax expense (benefit)	8,242	251	(412)	8,081
Net income	$18,378	354	(748)	17,984
Total assets	$8,795,000	106,784	14,504	8,916,288

	Community	Consumer
March 31, 2015	Banking	Finance	All other (1)	Consolidated
External interest income	$72,331	4,330	219	76,880
Intersegment interest income/ expense	575	—	(575)	—
Interest expense	12,888	575	436	13,899
Provision for loan losses	250	650	—	900
Noninterest income	14,326	270	29	14,625
Noninterest expense	50,440	2,953	318	53,711
Income tax expense (benefit)	7,035	175	(385)	6,825
Net income	$16,619	247	(696)	16,170
Total assets	$7,769,901	102,913	17,545	7,890,359

(1)	Eliminations consist of intercompany loans, interest income and interest expense.

(3)	Investment securities and impairment of investment securities

The following table shows the portfolio of investment securities available-for-sale at March 31, 2016 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year or less	$10	—	—	10

Debt issued by government sponsored enterprises:
Due in one year or less	15,500	—	(16)	15,484
Due after one year through five years	210,657	747	(159)	211,245
Due after five years through ten years	717	8	—	725
Due after ten years	4,819	175	—	4,994

Equity securities	1,351	511	(6)	1,856

Municipal securities:
Due in one year or less	1,334	8	—	1,342
Due after one year through five years	13,998	173	(2)	14,169
Due after five years through ten years	11,648	362	—	12,010
Due after ten years	49,575	1,839	—	51,414

Corporate debt issues:
Due after ten years	14,491	2,361	(511)	16,341

Residential mortgage-backed securities:
Fixed rate pass-through	110,966	3,231	(58)	114,139
Variable rate pass-through	51,172	2,431	(7)	53,596
Fixed rate non-agency CMOs	2,313	191	—	2,504
Fixed rate agency CMOs	203,585	930	(1,369)	203,146
Variable rate agency CMOs	80,632	400	(67)	80,965
Total residential mortgage-backed securities	448,668	7,183	(1,501)	454,350
Total marketable securities available-for-sale	$772,768	13,367	(2,195)	783,940

The following table shows the portfolio of investment securities available-for-sale at December 31, 2015 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year or less	$11	—	—	11

Debt issued by government sponsored enterprises:
Due in one year or less	15,500	3	(48)	15,455
Due after one year through five years	257,463	298	(1,395)	256,366
Due after five years through ten years	12,721	14	(23)	12,712
Due after ten years	9,815	135	(43)	9,907

Equity securities	1,400	500	(6)	1,894

Municipal securities:
Due in one year or less	1,684	8	—	1,692
Due after one year through five years	14,327	117	(4)	14,440
Due after five years through ten years	12,400	323	—	12,723
Due after ten years	52,286	1,727	—	54,013

Corporate debt issues:
Due after ten years	14,463	2,417	(405)	16,475

Residential mortgage-backed securities:
Fixed rate pass-through	118,266	2,480	(420)	120,326
Variable rate pass-through	54,292	2,616	(7)	56,901
Fixed rate non-agency CMOs	2,519	230	—	2,749
Fixed rate agency CMOs	215,719	389	(3,881)	212,227
Variable rate agency CMOs	86,090	476	(52)	86,514
Total residential mortgage-backed securities	476,886	6,191	(4,360)	478,717
Total marketable securities available-for-sale	$868,956	11,733	(6,284)	874,405

The following table shows the portfolio of investment securities held-to-maturity at March 31, 2016 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Municipal securities:
Due after five years through ten years	$274	2	—	276
Due after ten years	4,804	192	—	4,996

Residential mortgage-backed securities:
Fixed rate pass-through	6,099	353	—	6,452
Variable rate pass-through	3,449	54	—	3,503
Fixed rate agency CMOs	12,223	237	—	12,460
Variable rate agency CMOs	915	9	—	924
Total residential mortgage-backed securities	22,686	653	—	23,339
Total marketable securities held-to-maturity	$27,764	847	—	28,611

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2015 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Municipal securities:
Due after five years through ten years	$274	1	—	275
Due after ten years	6,336	239	—	6,575

Residential mortgage-backed securities:
Fixed rate pass-through	6,458	351	—	6,809
Variable rate pass-through	3,618	41	—	3,659
Fixed rate agency CMOs	14,033	219	—	14,252
Variable rate agency CMOs	970	12	—	982
Total residential mortgage-backed securities	25,079	623	—	25,702
Total marketable securities held-to-maturity	$31,689	863	—	32,552

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2016 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$41,858	(168)	30,002	(7)	71,860	(175)
Municipal securities	3,812	(2)	—	—	3,812	(2)
Corporate issues	—	—	1,915	(511)	1,915	(511)
Equity securities	545	(6)	—	—	545	(6)
Residential mortgage-backed securities - agency	17,714	(35)	112,091	(1,466)	129,805	(1,501)

Total temporarily impaired securities	$63,929	(211)	144,008	(1,984)	207,937	(2,195)

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2015 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$143,751	(723)	92,961	(786)	236,712	(1,509)
Municipal securities	7,505	(4)	—	—	7,505	(4)
Corporate debt issues	—	—	2,021	(405)	2,021	(405)
Equity securities	544	(6)	—	—	544	(6)
Residential mortgage-backed securities - agency	122,109	(598)	149,889	(3,762)	271,998	(4,360)

Total temporarily impaired securities	$273,909	(1,331)	244,871	(4,953)	518,780	(6,284)

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

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the quarter ended (in thousands):

	2016	2015
Beginning balance at January 1, (1)	$8,436	8,894
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the quarter	(12)	(29)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at March 31,	$8,424	$8,865

(1)	The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(4)	Loans receivable

The following table shows a summary of our loans receivable at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016			December 31, 2015
	Originated	Acquired	Total	Originated	Acquired	Total
Personal Banking:
Residential mortgage loans (1)	2,724,630	44,303	2,768,933	2,695,561	45,716	2,741,277
Home equity loans	1,041,789	128,032	1,169,821	1,055,907	131,199	1,187,106
Consumer loans	340,463	174,993	515,456	307,961	202,656	510,617
Total Personal Banking	4,106,882	347,328	4,454,210	4,059,429	379,571	4,439,000

Business Banking:
Commercial real estate loans	2,155,242	406,389	2,561,631	2,094,710	429,564	2,524,274
Commercial loans	424,009	62,931	486,940	372,540	65,175	437,715
Total Business Banking	2,579,251	469,320	3,048,571	2,467,250	494,739	2,961,989
Total loans receivable, gross	6,686,133	816,648	7,502,781	6,526,679	874,310	7,400,989

Deferred loan costs	16,305	4,803	21,108	14,806	5,259	20,065
Allowance for loan losses	(59,750)	(2,528)	(62,278)	(60,970)	(1,702)	(62,672)
Undisbursed loan proceeds:
Residential mortgage loans	(9,597)	—	(9,597)	(10,778)	—	(10,778)
Commercial real estate loans	(193,111)	(7,657)	(200,768)	(159,553)	(13,287)	(172,840)
Commercial loans	(16,409)	(3,113)	(19,522)	(11,132)	(4,183)	(15,315)
Total loans receivable, net	$6,423,571	808,153	7,231,724	6,299,052	860,397	7,159,449
(1) Includes $9.0 million of loans held for sale at March 31, 2016.

Acquired loans were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification (“ASC”) Topic 310-30 or ASC Topic 310-20. The following table provides information related to the outstanding principal balance and related carrying value of acquired loans for the dates indicated (in thousands):

	March 31, 2016	December 31, 2015
Acquired loans evaluated individually for future credit losses:
Outstanding principal balance	$18,474	$21,069
Carrying value	14,502	16,867

Acquired loans evaluated collectively for future credit losses:
Outstanding principal balance	804,018	848,194
Carrying value	796,179	839,973

Total acquired loans:
Outstanding principal balance	822,492	869,263
Carrying value	810,681	856,840

The following table provides information related to the changes in the accretable discount, which includes income recognized from contractual cash flows for the dates indicated (in thousands):

Total
Balance at December 31, 2014	$—
LNB Bancorp, Inc. acquisition	1,672
Accretion	(377)
Net reclassification from nonaccretable yield	724
Balance at December 31, 2015	$2,019
Accretion	(373)
Net reclassification from nonaccretable yield	318
Balance at March 31, 2016	1,964

The following table provides information related to acquired impaired loans by portfolio segment and by class of financing receivable at and for the three months ended March 31, 2016 (in thousands):

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income recognized
Personal Banking:
Residential mortgage loans	$1,647	2,462	16	1,814	61
Home equity loans	1,657	3,064	6	1,870	58
Consumer loans	231	443	2	249	9
Total Personal Banking	3,535	5,969	24	3,933	128

Business Banking:
Commercial real estate loans	10,720	12,239	310	11,504	242
Commercial loans	247	266	—	247	3
Total Business Banking	10,967	12,505	310	11,751	245

Total	$14,502	18,474	334	15,684	373

The following table provides information related to acquired impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2015 (in thousands):

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income recognized
Personal Banking:
Residential mortgage loans	$1,981	2,910	14	2,083	41
Home equity loans	2,084	3,455	6	2,222	51
Consumer loans	267	492	2	305	18
Total Personal Banking	4,332	6,857	22	4,610	110

Business Banking:
Commercial real estate loans	12,288	13,946	353	12,867	249
Commercial loans	247	266	—	335	18
Total Business Banking	12,535	14,212	353	13,202	267

Total	$16,867	21,069	375	17,812	377

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended March 31, 2016 (in thousands):

	Balance March 31, 2016	Current period provision	Charge-offs	Recoveries	Balance December 31, 2015
Originated loans:
Personal Banking:
Residential mortgage loans	$4,257	3	(489)	51	4,692
Home equity loans	3,409	(273)	(298)	39	3,941
Consumer loans	7,294	1,639	(2,226)	393	7,488
Total Personal Banking	14,960	1,369	(3,013)	483	16,121

Business Banking:
Commercial real estate loans	29,867	(4,205)	(184)	1,908	32,348
Commercial loans	14,923	2,440	(112)	94	12,501
Total Business Banking	44,790	(1,765)	(296)	2,002	44,849
Total originated loans	59,750	(396)	(3,309)	2,485	60,970

Acquired loans:
Personal Banking:
Residential mortgage loans	8	37	(75)	28	18
Home equity loans	298	738	(686)	145	101
Consumer loans	199	214	(177)	52	110
Total Personal Banking	505	989	(938)	225	229

Business Banking:
Commercial real estate loans	1,735	813	(713)	196	1,439
Commercial loans	288	254	(5)	5	34
Total Business Banking	2,023	1,067	(718)	201	1,473
Total acquired loans	2,528	2,056	(1,656)	426	1,702

Total	$62,278	1,660	(4,965)	2,911	62,672

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended March 31, 2015 (in thousands):

	Balance March 31, 2015	Current period provision	Charge-offs	Recoveries	Balance December 31, 2014
Personal Banking:
Residential mortgage loans	$5,077	(282)	(335)	113	5,581
Home equity loans	4,043	(213)	(342)	48	4,550
Consumer loans	5,835	1,270	(1,940)	387	6,118
Total Personal Banking	14,955	775	(2,617)	548	16,249

Business Banking:
Commercial real estate loans	33,252	242	(1,113)	734	33,389
Commercial loans	15,113	270	(724)	2,052	13,515
Total Business Banking	48,365	512	(1,837)	2,786	46,904

Unallocated	3,978	(387)	—	—	4,365
Total	$67,298	900	(4,454)	3,334	67,518

At March 31, 2016, we expect to fully collect the carrying value of our acquired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent.  As a result, we do not consider our acquired loans that are 90 days or more delinquent to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at March 31, 2016 (in thousands):

	Total loans receivable	Allowance for loan losses	Nonaccrual loans (1)	Loans past due 90 days or more and still accruing (2)	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,770,363	4,265	18,300	4	6,842	1,185	—
Home equity loans	1,169,821	3,707	7,663	—	2,048	501	—
Consumer loans	525,537	7,493	2,896	766	—	—	—
Total Personal Banking	4,465,721	15,465	28,859	770	8,890	1,686	—

Business Banking:
Commercial real estate loans	2,360,863	31,602	35,995	124	27,630	2,180	384
Commercial loans	467,418	15,211	9,298	—	11,728	2,054	81
Total Business Banking	2,828,281	46,813	45,293	124	39,358	4,234	465

Total	$7,294,002	62,278	74,152	894	48,248	5,920	465

(1)	Includes $17.7 million of nonaccrual TDRs.

(2)	Represents loans 90 days past maturity and still accruing.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2015 (in thousands):

	Total loans receivable	Allowance for loan losses	Nonaccrual loans (1)	Loans past due 90 days or more and still accruing (2)	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,740,892	4,710	19,772	4	6,360	1,189	—
Home equity loans	1,187,106	4,042	7,522	—	2,298	605	—
Consumer loans	520,289	7,598	3,452	976	—	—	—
Total Personal Banking	4,448,287	16,350	30,746	980	8,658	1,794	—

Business Banking:
Commercial real estate loans	2,351,434	33,787	33,421	206	31,970	2,257	241
Commercial loans	422,400	12,535	7,495	148	10,487	631	79
Total Business Banking	2,773,834	46,322	40,916	354	42,457	2,888	320

Total	$7,222,121	62,672	71,662	1,334	51,115	4,682	320

(1)	Includes $21.1 million of nonaccrual TDRs.

(2)	Represents loans 90 days past maturity and still accruing.

The following table provides geographical information related to the loan portfolio by portfolio segment and class of financing receivable at March 31, 2016 (in thousands):

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Loans receivable:
Personal Banking:
Residential mortgage loans	$2,334,241	177,196	71,832	127,886	59,208	2,770,363
Home equity loans	865,855	123,215	151,288	24,550	4,913	1,169,821
Consumer loans	256,254	11,997	107,090	1,798	148,398	525,537
Total Personal Banking	3,456,350	312,408	330,210	154,234	212,519	4,465,721

Business Banking:
Commercial real estate loans	962,835	775,578	440,982	120,771	60,697	2,360,863
Commercial loans	321,533	54,186	74,000	6,888	10,811	467,418
Total Business Banking	1,284,368	829,764	514,982	127,659	71,508	2,828,281

Total	$4,740,718	1,142,172	845,192	281,893	284,027	7,294,002

Percentage of total loans receivable	65.0%	15.6%	11.6%	3.9%	3.9%	100.0%

The following table provides delinquency information related to the loan portfolio by portfolio segment and class of financing receivable at March 31, 2016 (in thousands):

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Loans 90 or more days delinquent: (1)
Personal Banking:
Residential mortgage loans	$9,580	1,501	983	1,578	1,031	14,673
Home equity loans	3,167	738	1,362	933	—	6,200
Consumer loans	2,158	101	17	—	110	2,386
Total Personal Banking	14,905	2,340	2,362	2,511	1,141	23,259

Business Banking:
Commercial real estate loans	7,900	2,379	4,535	122	506	15,442
Commercial loans	2,154	749	392	161	—	3,456
Total Business Banking	10,054	3,128	4,927	283	506	18,898

Total	$24,959	5,468	7,289	2,794	1,647	42,157

Percentage of total loans 90 or more days delinquent	59.2%	13.0%	17.3%	6.6%	3.9%	100.0%

(1)	Includes $3.1 million of acquired loans considered accruing.

The following table provides geographical information related to the loan portfolio by portfolio segment and class of financing receivable at December 31, 2015 (in thousands):

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Loans receivable:
Personal Banking:
Residential mortgage loans	$2,310,860	171,790	70,209	129,129	58,904	2,740,892
Home equity loans	879,447	124,291	154,003	24,458	4,907	1,187,106
Consumer loans	260,170	12,244	102,034	1,870	143,971	520,289
Total Personal Banking	3,450,477	308,325	326,246	155,457	207,782	4,448,287

Business Banking:
Commercial real estate loans	965,090	749,435	453,180	122,775	60,954	2,351,434
Commercial loans	284,611	53,420	68,327	5,662	10,380	422,400
Total Business Banking	1,249,701	802,855	521,507	128,437	71,334	2,773,834

Total	$4,700,178	1,111,180	847,753	283,894	279,116	7,222,121

Percentage of total loans receivable	65.1%	15.4%	11.7%	3.9%	3.9%	100.0%

The following table provides delinquency information related to the loan portfolio by portfolio segment and class of financing receivable at December 31, 2015 (in thousands):

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Loans 90 or more days delinquent: (1)
Personal Banking:
Residential mortgage loans	$10,998	1,801	1,308	1,341	902	16,350
Home equity loans	3,204	639	1,294	975	—	6,112
Consumer loans	2,780	90	24	—	32	2,926
Total Personal Banking	16,982	2,530	2,626	2,316	934	25,388

Business Banking:
Commercial real estate loans	10,439	3,012	4,823	251	506	19,031
Commercial loans	1,582	859	158	—	—	2,599
Total Business Banking	12,021	3,871	4,981	251	506	21,630

Total	$29,003	6,401	7,607	2,567	1,440	47,018

Percentage of total loans 90 or more days delinquent	61.6%	13.6%	16.2%	5.5%	3.1%	100.0%

(1)	Includes $3.8 million of acquired loans considered accruing.

The following table provides information related to the composition of originated impaired loans by portfolio segment and by class of financing receivable at and for the three months ended March 31, 2016 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$14,301	3,999	—	5,759	24,059	24,770	278
Home equity loans	5,922	1,741	—	1,651	9,314	9,748	122
Consumer loans	2,360	536	—	—	2,896	3,333	38
Total Personal Banking	22,583	6,276	—	7,410	36,269	37,851	438

Business Banking:
Commercial real estate loans	13,165	22,830	19,487	14,983	70,465	76,887	839
Commercial loans	3,314	5,984	2,421	4,055	15,774	14,891	251
Total Business Banking	16,479	28,814	21,908	19,038	86,239	91,778	1,090

Total	$39,062	35,090	21,908	26,448	122,508	129,629	1,528

The following table provides information related to the composition of originated impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2015 (in thousands):

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

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at March 31, 2016 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,762,834	7,529	7,529	1,203	—
Home equity loans	1,167,773	2,048	2,048	601	—
Consumer loans	525,441	96	96	22	—
Total Personal Banking	4,456,048	9,673	9,673	1,826	—

Business Banking:
Commercial real estate loans	2,311,452	49,411	31,968	2,674	17,443
Commercial loans	455,146	12,272	8,922	973	3,350
Total Business Banking	2,766,598	61,683	40,890	3,647	20,793

Total	$7,222,646	71,356	50,563	5,473	20,793

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at December 31, 2015 (in thousands):

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

Our loan portfolios include loans that have been modified in a troubled debt restructuring ("TDR"), where concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include: extending the note’s maturity date, permitting interest only payments, reducing the interest rate to a rate lower than current market rates for new debt with similar risk, reducing the principal payment, principal forbearance or other actions.  These concessions are applicable to all loan segments and classes. Certain TDRs are classified as nonperforming at the time of restructuring and may be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

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

The following table provides a roll forward of troubled debt restructurings for the periods indicated (in thousands):

	For the quarters ended March 31,
	2016		2015
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	227	$51,115	248	$61,788
New TDRs	9	3,349	2	112
Re-modified TDRs	1	200	1	85
Net paydowns		(1,483)		(823)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	—	—	2	(31)
Commercial real estate loans	—	—	1	(14)
Commercial loans	1	(43)	2	(387)
Paid-off loans:
Residential mortgage loans	—	—	—	—
Home equity loans	2	(231)	1	(6)
Commercial real estate loans	4	(4,521)	2	(79)
Commercial loans	2	(138)	—	—
Ending TDR balance:	227	$48,248	242	$60,645

Accruing TDRs		$30,549		$40,802
Non-accrual TDRs		17,699		19,843

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended March 31, 2016
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	3	$507	505	46
Home equity loans	1	56	55	13
Consumer loans	—	—	—	—
Total Personal Banking	4	563	560	59

Business Banking:
Commercial real estate loans	2	1,284	1,284	269
Commercial loans	4	1,702	1,689	538
Total Business Banking	6	2,986	2,973	807

Total	10	$3,549	3,533	866

At March 31, 2016, no TDRs modified within the previous twelve months have subsequently defaulted.

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

The following table provides information as of March 31, 2016 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended March 31, 2016 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	3	$364	—	93	48	505
Home equity loans	1	55	—	—	—	55
Consumer loans	—	—	—	—	—	—
Total Personal Banking	4	419	—	93	48	560

Business Banking:
Commercial real estate loans	2	—	—	—	1,284	1,284
Commercial loans	4	—	863	—	826	1,689
Total Business Banking	6	—	863	—	2,110	2,973

Total	10	$419	863	93	2,158	3,533

The following table provides information as of March 31, 2015 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended March 31, 2015 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	2	$—	—	112	—	112
Home equity loans	1	84	—	—	—	84
Consumer loans	—	—	—	—	—	—
Total Personal Banking	3	84	—	112	—	196

Business Banking:
Commercial real estate loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Total Business Banking	—	—	—	—	—	—

Total	3	$84	—	112	—	196

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the quarter ended March 31, 2016 (dollars in thousands):

	Number of	Type of re-modification
	re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Business Banking:
Commercial real estate loans	1	—	—	—	200	200
Commercial loans	—	—	—	—	—	—
Total Business Banking	1	—	—	—	200	200

Total	1	$—	—	—	200	200

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the quarter ended March 31, 2015 (dollars in thousands):

	Number of	Type of re-modification
	re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	1	84	—	—	—	84
Consumer loans	—	—	—	—	—	—
Total Personal Banking	1	84	—	—	—	84

Business Banking:
Commercial real estate loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Total Business Banking	—	—	—	—	—	—

Total	1	$84	—	—	—	84

The following table provides information related to loan payment delinquencies at March 31, 2016 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Total loans receivable	90 Days or greater delinquent and accruing (1)
Originated loans:
Personal Banking:
Residential mortgage loans	$23,633	1,308	14,213	39,154	2,686,906	2,726,060	—
Home equity loans	4,339	1,058	5,111	10,508	1,031,281	1,041,789	—
Consumer loans	4,761	1,652	2,251	8,664	337,077	345,741	—
Total Personal Banking	32,733	4,018	21,575	58,326	4,055,264	4,113,590	—

Business Banking:
Commercial real estate loans	23,102	1,081	11,597	35,780	1,926,351	1,962,131	—
Commercial loans	3,133	375	3,069	6,577	401,023	407,600	—
Total Business Banking	26,235	1,456	14,666	42,357	2,327,374	2,369,731	—
Total originated loans	58,968	5,474	36,241	100,683	6,382,638	6,483,321	—

Acquired loans:
Personal Banking:
Residential mortgage loans	861	50	460	1,371	42,932	44,303	372
Home equity loans	1,012	198	1,089	2,299	125,733	128,032	278
Consumer loans	750	151	135	1,036	178,760	179,796	26
Total Personal Banking	2,623	399	1,684	4,706	347,425	352,131	676

Business Banking:
Commercial real estate loans	4,372	—	3,845	8,217	390,515	398,732	2,277
Commercial loans	—	—	387	387	59,431	59,818	142
Total Business Banking	4,372	—	4,232	8,604	449,946	458,550	2,419
Total acquired loans	6,995	399	5,916	13,310	797,371	810,681	3,095

Total loans	$65,963	5,873	42,157	113,993	7,180,009	7,294,002	3,095

(1)
Represents acquired loans that were originally recorded at fair value upon acquisition. These loans are considered to be accruing because we can reasonably estimate future cash flows on and expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value and their expected cash flows into interest income.

The following table provides information related to loan payment delinquencies at December 31, 2015 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Total loans receivable	90 Days or greater delinquent and accruing (1)
Originated loans:
Personal Banking:
Residential mortgage loans	$25,503	7,541	15,564	48,608	2,646,568	2,695,176	—
Home equity loans	4,870	1,836	5,251	11,957	1,043,950	1,055,907	—
Consumer loans	6,092	2,340	2,857	11,289	301,085	312,374	—
Total Personal Banking	36,465	11,717	23,672	71,854	3,991,603	4,063,457	—

Business Banking:
Commercial real estate loans	22,212	6,875	14,942	44,029	1,891,128	1,935,157	—
Commercial loans	1,703	598	2,449	4,750	356,658	361,408	—
Total Business Banking	23,915	7,473	17,391	48,779	2,247,786	2,296,565	—
Total originated loan	60,380	19,190	41,063	120,633	6,239,389	6,360,022	—

Acquired loans:
Personal Banking:
Residential mortgage loans	$440	249	786	1,475	44,241	45,716	540
Home equity loans	936	642	861	2,439	128,760	131,199	462
Consumer loans	1,009	181	69	1,259	206,656	207,915	26
Total Personal Banking	2,385	1,072	1,716	5,173	379,657	384,830	1,028

Business Banking:
Commercial real estate loans	2,665	1,353	4,089	8,107	408,170	416,277	2,582
Commercial loans	1,165	—	150	1,315	59,677	60,992	140
Total Business Banking	3,830	1,353	4,239	9,422	467,847	477,269	2,722
Total acquired loan	6,215	2,425	5,955	14,595	847,504	862,099	3,750

Total	$66,595	21,615	47,018	135,228	7,086,893	7,222,121	3,750
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

The following table sets forth information about credit quality indicators updated during the quarter ended March 31, 2016 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans:
Personal Banking:
Residential mortgage loans	$2,711,482	—	13,261	—	1,317	2,726,060
Home equity loans	1,034,439	—	7,350	—	—	1,041,789
Consumer loans	343,672	—	2,069	—	—	345,741
Total Personal Banking	4,089,593	—	22,680	—	1,317	4,113,590

Business Banking:
Commercial real estate loans	1,790,699	56,733	114,684	15	—	1,962,131
Commercial loans	351,694	15,716	39,078	1,112	—	407,600
Total Business Banking	2,142,393	72,449	153,762	1,127	—	2,369,731
Total originated loans	6,231,986	72,449	176,442	1,127	1,317	6,483,321

Acquired loans:
Personal Banking:
Residential mortgage loans	43,843	—	460	—	—	44,303
Home equity loans	126,943	—	1,089	—	—	128,032
Consumer loans	179,661	—	135	—	—	179,796
Total Personal Banking	350,447	—	1,684	—	—	352,131

Business Banking:
Commercial real estate loans	376,411	6,962	15,359	—	—	398,732
Commercial loans	58,300	709	809	—	—	59,818
Total Business Banking	434,711	7,671	16,168	—	—	458,550
Total acquired loans	785,158	7,671	17,852	—	—	810,681

Total loans	$7,017,144	80,120	194,294	1,127	1,317	7,294,002

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2015 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans:
Personal Banking:
Residential mortgage loans	$2,680,562	—	13,274	—	1,340	2,695,176
Home equity loans	1,048,397	—	7,510	—	—	1,055,907
Consumer loans	309,900	—	2,474	—	—	312,374
Total Personal Banking	4,038,859	—	23,258	—	1,340	4,063,457

Business Banking:
Commercial real estate loans	1,778,140	46,518	110,384	115	—	1,935,157
Commercial loans	299,455	23,023	37,820	1,110	—	361,408
Total Business Banking	2,077,595	69,541	148,204	1,225	—	2,296,565
Total originated loans	6,116,454	69,541	171,462	1,225	1,340	6,360,022

Acquired loans:
Personal Banking:
Residential mortgage loans	44,930	—	786	—	—	45,716
Home equity loans	130,338	—	861	—	—	131,199
Consumer loans	207,846	—	69	—	—	207,915
Total Personal Banking	383,114	—	1,716	—	—	384,830

Business Banking:
Commercial real estate loans	392,811	6,872	16,594	—	—	416,277
Commercial loans	59,948	707	337	—	—	60,992
Total Business Banking	452,759	7,579	16,931	—	—	477,269
Total acquired loans	835,873	7,579	18,647	—	—	862,099

Total	$6,952,327	77,120	190,109	1,225	1,340	7,222,121

(5)	Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	March 31, 2016	December 31, 2015
Amortizable intangible assets:
Core deposit intangibles — gross	$37,953	30,578
Acquisitions	—	7,375
Less: accumulated amortization	(31,653)	(31,192)
Core deposit intangibles — net	6,300	6,761
Customer and Contract intangible assets — gross	8,496	8,234
Acquisitions	91	262
Less: accumulated amortization	(6,489)	(6,275)
Customer and Contract intangible assets — net	$2,098	2,221

The following table shows the actual aggregate amortization expense for the quarters ended March 31, 2016 and 2015, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended March 31, 2016	$675
For the quarter ended March 31, 2015	268
For the year ending December 31, 2016	2,614
For the year ending December 31, 2017	2,109
For the year ending December 31, 2018	1,674
For the year ending December 31, 2019	1,239
For the year ending December 31, 2020	804
For the year ending December 31, 2021	455

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community Banking	Consumer Finance	Total
Balance at December 31, 2014	$173,710	1,613	175,323
Goodwill acquired	86,413	—	86,413
Impairment losses	—	—	—
Balance at December 31, 2015	260,123	1,613	261,736
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Balance at March 31, 2016	$260,123	1,613	261,736

We performed our annual goodwill impairment test as of June 30, 2015 and concluded that goodwill was not impaired. At March 31, 2016, there were no changes in our operations or other factors that would cause us to update that test. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2015 Annual Report on Form 10-K for a description of our testing procedures.

(6)	Guarantees

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures.  Collateral may be obtained based on management’s credit assessment of the customer.  At March 31, 2016, the maximum potential amount of future payments we could be required to make under these standby letters of credit was $33.0 million, of which $24.3 million is fully collateralized.  At March 31, 2016, we had a liability, which represents deferred income, of $1.3 million related to the standby letters of credit.  There are no recourse provisions that would enable us to recover any amounts from third parties.

(7)	Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options to purchase 521,786 shares of common stock with a weighted average exercise price of $13.15 per share were outstanding during the quarter ended March 31, 2016 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares of $12.71. Stock options to purchase 3,744,878 shares of common stock with a weighted average exercise price of $12.43 per share were outstanding during the quarter ended March 31, 2015 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares of $11.89.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Quarter ended March 31,
	2016	2015
Reported net income	$17,984	16,170

Weighted average common shares outstanding	98,889,744	91,634,064
Dilutive potential shares due to effect of stock options	490,265	268,007
Total weighted average common shares and dilutive potential shares	99,380,009	91,902,071

Basic earnings per share:	$0.18	0.18

Diluted earnings per share:	$0.18	0.18

(8)	Pension and Other Post-retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post retirement healthcare plans for the periods indicated (in thousands):

Components of net periodic benefit cost

	Quarter ended March 31,
	Pension benefits		Other post-retirement benefits
	2016	2015	2016	2015
Service cost	$1,374	1,430	—	—
Interest cost	1,696	1,531	17	15
Expected return on plan assets	(2,474)	(2,593)	—	—
Amortization of prior service cost	(581)	(581)	—	—
Amortization of the net loss	927	925	23	15
Net periodic (benefit)/ cost	$942	712	40	30

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At March 31, 2016 and December 31, 2015, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at March 31, 2016 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$163,321	163,321	163,321	—	—
Securities available-for-sale	783,940	783,940	1,856	773,494	8,590
Securities held-to-maturity	27,764	28,611	—	28,611	—
Loans receivable, net	7,231,724	7,619,094	8,952	—	7,610,142
Accrued interest receivable	21,712	21,712	21,712	—	—
FHLB Stock	35,539	35,539	—	—	—
Total financial assets	$8,264,000	8,652,217	195,841	802,105	7,618,732

Financial liabilities:
Savings and checking deposits	$5,030,655	5,030,655	5,030,655	—	—
Time deposits	1,639,406	1,655,903	—	—	1,655,903
Borrowed funds	857,754	877,163	142,424	—	734,739
Junior subordinated debentures	111,213	116,211	—	—	116,211
Cash flow hedges - swaps	4,492	4,492	—	4,492	—
Accrued interest payable	1,894	1,894	1,894	—	—
Total financial liabilities	$7,645,414	7,686,318	5,174,973	4,492	2,506,853

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at December 31, 2015 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$167,408	167,408	167,408	—	—
Securities available-for-sale	874,405	874,405	1,894	863,556	8,955
Securities held-to-maturity	31,689	32,552	—	32,552	—
Loans receivable, net	7,159,449	7,482,431	—	—	7,482,431
Accrued interest receivable	21,072	21,072	21,072	—	—
FHLB Stock	40,903	40,903	—	—	—
Total financial assets	$8,294,926	8,618,771	190,374	896,108	7,491,386

Financial liabilities:
Savings and checking accounts	$4,917,863	4,917,863	4,917,863	—	—
Time deposits	1,694,718	1,710,388	—	—	1,710,388
Borrowed funds	975,007	998,527	118,664	—	879,863
Junior subordinated debentures	111,213	115,268	—	—	115,268
Cash flow hedges - swaps	4,276	4,276	—	4,276	—
Accrued interest payable	1,993	1,993	1,993	—	—
Total financial liabilities	$7,705,070	7,748,315	5,038,520	4,276	2,705,519

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both March 31, 2016 and December 31, 2015.  There were no transfers of financial instruments between Level 1 and Level 2 during the nine months ended March 31, 2016.

The following table represents assets and liabilities measured at fair value on a recurring basis at March 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Equity securities	$1,856	—	—	1,856

Debt securities:
U.S. government and agencies	—	10	—	10
Government sponsored enterprises	—	232,448	—	232,448
States and political subdivisions	—	78,935	—	78,935
Corporate	—	7,751	8,590	16,341
Total debt securities	—	319,144	8,590	327,734

Residential mortgage-backed securities:
GNMA	—	26,008	—	26,008
FNMA	—	94,117	—	94,117
FHLMC	—	47,010	—	47,010
Non-agency	—	600	—	600
Collateralized mortgage obligations:
GNMA	—	9,872	—	9,872
FNMA	—	116,929	—	116,929
FHLMC	—	149,619	—	149,619
SBA	—	7,691	—	7,691
Non-agency	—	2,504	—	2,504
Total mortgage-backed securities	—	454,350	—	454,350

Interest rate swaps	—	(4,492)	—	(4,492)

Total assets and liabilities	$1,856	769,002	8,590	779,448

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Equity securities	$1,894	—	—	1,894

Debt securities:
U.S. government and agencies	—	11	—	11
Government sponsored enterprises	—	294,440	—	294,440
States and political subdivisions	—	82,868	—	82,868
Corporate	—	7,520	8,955	16,475
Total debt securities	—	384,839	8,955	393,794

Residential mortgage-backed securities:
GNMA	—	27,082	—	27,082
FNMA	—	99,170	—	99,170
FHLMC	—	50,369	—	50,369
Non-agency	—	606	—	606
Collateralized mortgage obligations:
GNMA	—	10,669	—	10,669
FNMA	—	122,528	—	122,528
FHLMC	—	157,378	—	157,378
SBA	—	8,166	—	8,166
Non-agency	—	2,749	—	2,749
Total mortgage-backed securities	—	478,717	—	478,717

Interest rate swaps	—	(4,276)	—	(4,276)

Total assets and liabilities	$1,894	859,280	8,955	870,129

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Quarter ended
	March 31, 2016	March 31, 2015
Beginning balance	$8,955	10,597

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	—
Included in other comprehensive income	(365)	(291)

Purchases	—	—
Sales	—	—
Transfers in to Level 3	—	—
Transfers out of Level 3	—	—

Ending balance	$8,590	10,306

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at March 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans measured for impairment	$—	—	45,090	45,090

Real estate owned	—	—	6,834	6,834

Total assets	$—	—	51,924	51,924

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans measured for impairment	$—	—	48,181	48,181

Real estate owned	—	—	8,725	8,725

Total assets	$—	—	56,906	56,906

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

The table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2016 (dollar amounts in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Debt securities	$8,590	Discounted cash	Discount margin	0.35% to 2.10% (0.69%)
		flow	Default rates	1.00%
			Prepayment speeds	1.00 annually

Loans measured for impairment	45,090	Appraisal value (1)	Estimated cost to sell	10%
		Discounted cash flow	Discount rate	3.75% to 20.00% (10.94%)

Real estate owned	6,834	Appraisal value (1)	Estimated cost to sell	10%

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

As a result of the LNB acquisition we acquired two statutory business trusts: LNB Trust I and LNB Trust II; both are Delaware statutory business trusts.  The outstanding stock issued by LNB Trust I was redeemed on December 15, 2015. At March 31, 2016, LNB Trust II had 7,875 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $7,875,000) with a stated maturity of June 15, 2037. These securities carry a fixed interest rate of 6.64% through June 15, 2017, then becomes a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.48%.  LNB Trust II invested the proceeds of the offerings in junior subordinated deferrable interest debentures acquired by the Company.  The structure of these debentures mirrors the structure of the trust-preferred securities. LNB Trust II holds $8,119,000 of junior subordinated debentures. The subordinated debentures are the sole assets of the Trusts. Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts.

We are currently a counterparty to two interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV.  The first swap modifies the re-pricing characteristics of Trust III, wherein for a ten year period expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The other swap modifies the re-pricing characteristics of Trust IV, wherein for a ten year period expiring in December 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contracts is not significant.  At March 31, 2016, $4.7 million of cash was pledged as collateral to the counterparty.

At March 31, 2016, the fair value of the swap agreements was $(4.5) million and was the amount we would have expected to pay if the contracts were terminated.  There was no material hedge ineffectiveness for these swaps.

The following table shows liability derivatives, included in other liabilities, at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Fair value	$4,492	4,276
Notional amount	50,000	50,000
Collateral posted	4,705	4,705

(11)	Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of March 31, 2016 we have not accrued for any legal proceedings based on our analysis of currently available information which is subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances.  Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(12)	Changes in Accumulated Other Comprehensive Income/ (Loss)

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended March 31, 2016
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2015	$3,325	(2,779)	(25,081)	(24,535)
Other comprehensive income before reclassification adjustments	3,464	(140)	—	3,324
Amounts reclassified from accumulated other comprehensive income (1), (2)	28	—	225	253

Net other comprehensive income/ (loss)	3,492	(140)	225	3,577

Balance as of March 31, 2016	$6,817	(2,919)	(24,856)	(20,958)

	For the quarter ended March 31, 2015
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2014	$3,461	(4,078)	(23,753)	(24,370)

Other comprehensive income before reclassification adjustments	2,952	44	—	2,996
Amounts reclassified from accumulated other comprehensive income (3), (4)	(68)	—	219	151

Net other comprehensive income	2,884	44	219	3,147

Balance as of March 31, 2015	$6,345	(4,034)	(23,534)	(21,223)

(1)	Consists of realized gains on securities (loss on sales of investments, net) of $(39), net of tax (income tax expense) of $11.

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $581 and amortization of net loss (compensation and employee benefits) of $(950), net of tax (income tax expense) of $144.  See note 8.

(3)	Consists of realized gains on securities (gain on sales of investments, net) of $111, net of tax (income tax expense) of $(43).

(4)
Consists of amortization of prior service cost (compensation and employee benefits) of $581 and amortization of net loss (compensation and employee benefits) of $(940), net of tax (income tax expense) of $140.  See note 8.

(13)    Subsequent events

On April 26, 2016 we completed the optimization of our office network. In recent years, we have invested heavily in alternative delivery channels such as online and mobile banking, depository ATMs, and automated telephone banking which enables customers to transact business outside of the branch and beyond normal business hours. As a result, the number of transactions conducted in offices has significantly decreased over the past several years and has created an opportunity to improve operating efficiency. Based on these changes in customer preferences, we consolidated 24 of our offices into nearby locations and converted two full-service offices into drive-up only facilities. Expenses associated with these changes are expected to be approximately $5.0 million, which will be incurred during the first half of 2016.

As was previously announced on April 28, 2016, Northwest has signed a definitive agreement to acquire 18 Western New York bank branches with deposits of approximately $1.700 billion, subject to the closing of the KeyCorp/First Niagara Financial Group, Inc. merger, from First Niagara Bank N.A., which will be a wholly owned subsidiary of KeyCorp at the time of closing. The premium to be paid on the deposits to be transferred is 4.5%. In addition to receiving approximately $1.000 billion in cash from the transaction, Northwest will acquire approximately $511.0 million of performing business and personal loans.

The First Niagara branches are being sold in connection with its pending acquisition by KeyCorp. The divestitures have been approved by the United States Department of Justice and the Federal Reserve Board following a customary anti-trust review. The transaction has received approvals from each party’s board of directors and remains subject to regulatory approval and other customary closing conditions. Pending such completion, the transaction is expected to close in the third quarter of 2016.

On May 10, 2016 we disclosed our intention to replace $715.0 million of long-term FHLB advances with lower cost deposits as part of the proposed acquisition of 18 branch offices of First Niagara Bank. On May 6, 2016 we completed the replacement of $675.0 million of these long-term advances, with a weighted-average cost of 3.56%, with overnight borrowings at a weighted-average cost of 0.54%. This transaction included a penalty of $37.0 million, which will be expensed during the quarter ending June 30, 2016.

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

Important factors that might cause such a difference include, but are not limited to:

•	changes in laws, government regulations or policies affecting financial institutions, including regulatory fees and capital requirements;

•	general economic conditions, either nationally or in our market areas, that are different than expected;

•	competition among other financial institutions and non-depository entities;

•	inflation and changes in the interest rate environment that impact our margins or the fair value of financial instruments;

•	adverse changes in the securities markets;

•	cyber security concerns, including an interruption or breach in the security of our information systems;

•	our ability to enter new markets successfully, capitalize on growth opportunities;

•	managing our internal growth and our ability to successfully integrate acquired entities;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to continue to increase and manage our business and personal loans;

•	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;

•	the impact of the economy on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;

•	our ability to receive regulatory approvals for proposed transactions or new lines of business:

•	the impact of the current governmental effort to restructure the U.S. financial and regulatory system;

•	changes in the financial performance and/or condition of our borrowers; and

•
the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

Overview of Critical Accounting Policies Involving Estimates

Please refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2015 Annual Report on Form 10-K.

Executive Summary and Comparison of Financial Condition

Total assets at March 31, 2016 were $8.916 billion, a decrease of $35.6 million, or 0.4%, from $8.952 billion at December 31, 2015.  This decrease in assets was due primarily to a $94.4 million, or 10.4%, decrease in marketable securities. Partially offsetting this decrease was an increases in net loans receivable of $73.7 million, or 1.0%.

Total loans receivable increased by $71.9 million, or 1.0%, to $7.294 billion at March 31, 2016, from $7.222 billion at December 31, 2015. Loans funded during the quarter ended March 31, 2016, of $617.2 million exceeded loan maturities, principal repayments and mortgage loan sales of $543.4 million. Our business banking loan portfolio increased by $54.4 million, or 2.0%, to $2.828 billion at March 31, 2016 from $2.774 billion at December 31, 2015, as we continue to emphasize the origination of commercial and commercial real estate loans. Additionally, our personal banking loan portfolio increased by $17.4 million, or 0.4%, to $4.466 billion at March 31, 2016 from $4.448 billion at December 31, 2015.  This increase is primarily attributable to an increase in residential mortgage loans of $29.5 million as a result of the success of our wholesale lending division and improvements made to the retail application and underwriting processes.

Total deposits increased by $57.5 million, or 0.9%, to $6.670 billion at March 31, 2016 from $6.613 billion at December 31, 2015. All deposit types increased with the exception of time deposits. Noninterest-bearing demand deposits increased by $2.7 million, or 0.2%, to $1.180 billion at March 31, 2016 from $1.177 billion at December 31, 2015. Interest-bearing demand deposits increased by $41.7 million, or 3.9%, to $1.122 billion at March 31, 2016 from $1.080 billion at December 31, 2015. Savings deposits increased by $47.8 million, or 3.4%, to $1.434 billion at March 31, 2016 from $1.386 billion at December 31, 2015.  Money market demand accounts increased by $20.6 million, or 1.6%, to $1.295 billion at March 31, 2016 from $1.275 billion at December 31, 2015. Partially offsetting these increases was a decrease in time deposits of $55.3 million, or 3.3%, to $1.639 billion at March 31, 2016 from $1.695 billion at December 31, 2015. We believe the increase in more liquid deposit accounts is due primarily to customers’ continued reluctance to lock in time deposits at these historically low rates and our emphasis on attracting low-cost fee based deposits.

Borrowed funds decreased by $117.2 million, or 12.0%, to $857.8 million at March 31, 2016, from $975.0 million at December 31, 2015. This decrease is due primarily to the repayment and maturity of $106.0 million and $35.0 million of FHLB overnight borrowings and term advances, respectively. Partially offsetting this decrease was an increase of $23.7 million in collateralized borrowings.

Total shareholders’ equity at March 31, 2016 was $1.171 billion, or $11.49 per share, an increase of $7.4 million, or 0.6%, from $1.163 billion, or $11.42 per share, at December 31, 2015.  This increase in equity was primarily the result of net income during the quarter ended March 31, 2016 of $18.0 million and a decrease in accumulated other comprehensive loss of $3.6 million due to an improvement in the net unrealized gain of the investment securities portfolio. Partially offsetting these increases was the payment of cash dividends of $15.0 million and the repurchase of 145,900 shares of common stock for $1.8 million during the quarter ended March 31, 2016.

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

The final rule became effective for Northwest on January 1, 2015.  The capital conservation buffer requirement is being phased in beginning on January 1, 2016 and ending on January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

	At March 31, 2016
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,104,502	16.5499%	575,612	8.6250%	709,087	10.6250%
Northwest Bank	1,024,001	15.3670%	574,737	8.6250%	708,010	10.6250%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,041,997	15.6133%	442,137	6.6250%	575,612	8.6250%
Northwest Bank	961,720	14.4324%	441,465	6.6250%	574,737	8.6250%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	934,122	13.9969%	342,030	5.1250%	475,506	7.1250%
Northwest Bank	961,720	14.4324%	341,511	5.1250%	474,783	7.1250%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,041,997	11.9879%	347,683	4.0000%	434,604	5.0000%
Northwest Bank	961,720	11.0806%	347,173	4.0000%	433,966	5.0000%
(1) Amounts and ratios include the current capital conservation buffer of 0.6250%, with the exception of Tier 1 capital to average assets.

	At December 31, 2015
			Minimum capital		Well capitalized
	Actual		requirements		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,102,468	16.63%	530,257	8.00%	662,821	10.00%
Northwest Bank	1,006,230	15.20%	529,498	8.00%	661,872	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,039,574	15.68%	397,693	6.00%	530,257	8.00%
Northwest Bank	943,554	14.26%	397,123	6.00%	529,498	8.00%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	931,699	14.06%	298,269	4.50%	430,834	6.50%
Northwest Bank	943,554	14.26%	297,843	4.50%	430,217	6.50%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,039,574	11.96%	347,582	4.00%	434,477	5.00%
Northwest Bank	943,554	10.87%	347,063	4.00%	433,829	5.00%

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at March 31, 2016 was 8.5%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments.  At March 31, 2016 Northwest had $2.337 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, as well as $134.6 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

Dividends

We paid $15.0 million and $13.0 million in cash dividends during the quarters ended March 31, 2016 and 2015, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 83.3% and 77.8% for the quarters ended March 31, 2016 and 2015, respectively, on regular dividends of $0.15 per share for the quarter ended March 31, 2016 and on regular dividends of $0.14 per share for the quarter ended March 31, 2015. On April 20, 2016, the Board of Directors declared a dividend of $0.15 per share payable on May 16, 2016 to shareholders of record as of May 2, 2016.  This represents the 86th consecutive quarter we have paid a cash dividend.

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

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans 90 days or more delinquent:
Residential mortgage loans	$14,301	$15,810
Home equity loans	5,922	5,650
Consumer loans	2,360	2,900
Commercial real estate loans	13,165	16,449
Commercial loans	3,314	2,459
Total loans 90 days or more delinquent	$39,062	$43,268
Total real estate owned (REO)	6,834	8,725
Total nonaccrual loans 90 days or more delinquent and REO	45,896	51,993
Total nonaccrual loans 90 days or more delinquent to net loans receivable	0.54%	0.60%
Total nonaccrual loans 90 days or more delinquent and REO to total assets	0.51%	0.58%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more delinquent	$39,062	43,268
Nonaccrual loans - loans less than 90 days delinquent	35,090	28,394
Loans 90 days or more past maturity and still accruing	894	1,334
Total nonperforming loans	75,046	72,996
Total nonperforming assets	$81,880	81,721
Nonaccrual troubled debt restructured loans (1)	$17,699	21,118
Accruing troubled debt restructured loans	30,549	29,997
Total troubled debt restructured loans	$48,248	51,115

(1)	Included in nonaccurual loans above.

At March 31, 2016, we expect to fully collect the carrying value of our acquired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent.  As a result, we do not consider our acquired loans that are 90 days or more delinquent to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment. Impaired loans at March 31, 2016 and December 31, 2015 were $122.5 million and $117.9 million, respectively.

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses, which the Credit Committee assesses regularly for appropriateness.  As part of the analysis as of March 31, 2016, we considered the economic conditions in our markets, such as unemployment and bankruptcy levels as well as changes in estimates of real estate collateral values.  In addition, we considered the overall trends in asset quality, specific reserves already established for criticized loans, historical loss rates and collateral valuations.  As a result of this analysis, the allowance for loan losses decreased by $394,000, or 0.6%, to $62.3 million, or 0.85% of total loans at March 31, 2016 from $62.7 million, or 0.87% of total loans, at December 31, 2015.  This decrease is primarily attributable to the continued improvement in overall asset quality as classified loans and non-accrual loans delinquent 90 days or more decreased by $4.1 million and $4.2 million, respectively, compared to December 31, 2015. Additionally, total loan delinquency decreased by $21.2 million, or 15.7%, to $114.0 million at March 31, 2016 from $135.2 million at December 31, 2015.

We also consider how the levels of non-accrual loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Nonaccrual loans of $74.2 million or 1.03% of total loans receivable at March 31, 2016 increased by $2.5 million, or 3.5%, from $71.7 million, or 1.01% of total loans receivable, at December 31, 2015. As a percentage of average loans, annualized net charge-offs decreased to 0.11% for the quarter ended March 31, 2016 compared to 0.23% for the year ended December 31, 2015.

Comparison of Operating Results for the Quarters Ended March 31, 2016 and 2015

Net income for the quarter ended March 31, 2016 was $18.0 million, or $0.18 per diluted share, an increase of $1.8 million, or 11.2%, from $16.2 million, or $0.18 per diluted share, for the quarter ended March 31, 2015.  The increase in net income resulted from an increase in net interest income of $8.6 million, or 13.6% and an increase in noninterest income of $4.8 million or 33.0%. Partially offsetting these improvements were increases in noninterest expense of $9.6 million, or 17.8%, income tax expense of $1.3 million, or 18.4%, and the provision for loan losses of $760,000, or 84.4%.  Annualized, net income for the quarter ended March 31, 2016 represents returns on average equity and average assets of 6.21% and 0.81%, respectively, compared to 6.17% and 0.83% for the same quarter last year.  A discussion of significant changes follows.

Interest Income

Total interest income increased by $8.4 million, or 10.9%, to $85.3 million for the quarter ended March 31, 2016 from $76.9 million for the quarter ended March 31, 2015. This increase is the result of an increase in the average balance of interest earning assets of $880.9 million, or 12.1%, to $8.175 billion for the quarter ended March 31, 2016 from $7.295 billion for the quarter ended March 31, 2015. Partially offsetting this increase was a decrease in the average yield earned on interest earning assets to 4.20% for the quarter ended March 31, 2016 from 4.21% for the quarter ended March 31, 2015.

Interest income on loans receivable increased by $10.1 million, or 14.2%, to $80.8 million for the quarter ended March 31, 2016 from $70.7 million for the quarter ended March 31, 2015.  This increase in interest income on loans receivable can be attributed to an increase in the average balance of loans receivable of by $1.200 billion, or 19.9%, to $7.219 billion for the quarter ended March 31, 2016 from $6.019 billion for the quarter ended March 31, 2015.  This increase is due primarily to the addition of $928.1 million of loan balances, at fair value, from the LNB acquisition. Also contributing to this increase was internal loan growth of $301.0 million during the past year due to continued success in growing business banking relationships and the retention of of residential mortgage loan originations. Partially offsetting this increase was a decline in the average yield which decreased to 4.50% for the quarter ended March 31, 2016 from 4.76% for the quarter ended March 31, 2015.  The continued decline in average yield is due primarily to the historically low level of market interest rates, as well as the overall lower average yield from the LNB portfolio.

Interest income on mortgage-backed securities decreased by $5,000, or 0.2%, to $2.2 million for the quarters ended March 31, 2016 and 2015.  The average balance of mortgage-backed securities decreased by $18.5 million, or 3.6%, to $488.3 million for the quarter ended March 31, 2016 from $506.8 million for the quarter ended March 31, 2015 despite the addition of $109.4 million, at fair value, of mortgage-backed security balances from the LNB acquisition. The cash flows from our existing portfolio were redirected to fund loan growth.  Partially offsetting this decrease was an increase in the average yield on mortgage-backed securities to 1.83% for the quarter ended March 31, 2016 from 1.76% for the quarter ended March 31, 2015 due to the LNB portfolio having higher yields than our existing portfolio.

Interest income on investment securities decreased by $631,000, or 26.4%, to $1.8 million for the quarter ended March 31, 2016 from $2.4 million for the quarter ended March 31, 2015. This decrease is the result of decreases in both the average balance and average yield.  The average balance of investment securities decreased by $98.6 million, or 20.3%, to $387.5 million for the quarter ended March 31, 2016 from $486.1 million for the quarter ended March 31, 2015.  This decrease is due primarily to the maturity or call of municipal and government agency securities. The cash flows from our existing portfolio were redirected to fund loan growth and payoff FHLB advances. Partially offsetting this decrease was the addition of $74.7 million, at fair value, of municipal and government agency security balances from the LNB acquisition. The average yield of investment securities decreased to 1.82% for the quarter ended March 31, 2016 from 1.97% for the quarter ended March 31, 2015.  This decrease is primarily the result of higher rate, tax-free, municipal securities maturing or being called over the past twelve months.

Dividends on FHLB stock decreased by $936,000, or 66.7%, to $467,000 for the quarter ended March 31, 2016 from $1.4 million for the quarter ended March 31, 2015. This decrease is attributable to the special $1.0 million dividend paid in February, 2015. Partially offsetting this decrease was an increase in the average balance of FHLB stock of $959,000, or 2.7%, to $37.1 million at March 31, 2016 from $36.1 million at March 31, 2015 and an increase in the average yield (excluding the special dividend) to 5.06% for the quarter ended March 31, 2016 from 4.07% for the quarter ended March 31, 2015.

Interest income on interest-earning deposits decreased by $80,000, or 57.6%, to $59,000 for the quarter ended March 31, 2016 from $139,000 for the quarter ended March 31, 2015.  This decrease is due to a decrease in the average balance of $202.7 million, or 82.3%, to $43.6 million for the quarter ended March 31, 2016 from $246.3 million for the quarter ended March 31, 2015, due to the utilization of cash to payoff FHLB advances, fund loan growth, and fund the purchase of LNB. Partially offsetting this decrease was an increase in the average yield on interest-earning deposits to 0.54% for the quarter ended March 31, 2016 from 0.23% for the quarter ended March 31, 2015, as a result of the 25 basis point increase in the Federal Funds in December 2015.

Interest Expense

Interest expense decreased by $153,000, or 1.1%, to $13.7 million for the quarter ended March 31, 2016 from $13.9 million for the quarter ended March 31, 2015.  This decrease in interest expense was due primarily to a decrease in the average cost of interest-bearing liabilities, which decreased to 0.86% for the quarter ended March 31, 2016 from 0.97% for the quarter ended March 31, 2015. The average cost of each funding source declined from the prior year in this low interest rate environment, excluding interest-bearing demand deposits and money market demand accounts, which remained flat at 0.06% and 0.27%, respectively. Partially offsetting the decrease in cost was an increase in the average balance of $671.6 million, or 11.6%, to $6.463 billion for the quarter ended March 31, 2016 from $5.792 billion for the quarter ended March 31, 2015. This increase was due primarily to the addition of $1.017 billion, at fair value, of deposit balances from the LNB acquisition. Partially offsetting this increase was the maturity of $130.0 million of term FHLB advances during the past year.

Net Interest Income

Net interest income increased by $8.6 million, or 13.6%, to $71.6 million for the quarter ended March 31, 2016 from $63.0 million for the quarter ended March 31, 2015.  This increase is attributable to the factors discussed above. Redirecting existing funds and cash flow from investment securities to fund the LNB acquisition, which provided $1.140 billion of interest-earning assets, improved our net interest spread and margin.  Our net interest rate spread increased to 3.34% for the quarter ended March 31, 2016 from 3.24% for the quarter ended March 31, 2015 and our net interest margin increased to 3.55% for the quarter ended March 31, 2016 from 3.44% for the quarter ended March 31, 2015.

Provision for Loan Losses

The provision for loan losses increased by $760,000, or 84.4%, to $1.7 million for the quarter ended March 31, 2016 from $900,000 for the quarter ended March 31, 2015.  The loan loss provision remained at low levels as improvements in overall asset quality continue. Classified loans decreased by $4.6 million, or 2.3%, to $196.7 million at March 31, 2016 from $201.3 million at March 31, 2015.  In addition, the percentage of nonperforming loans to to total loans decreased to 1.03% at March 31, 2016 from 1.21% million at March 31, 2015.  Annualized net charge-offs remained low for the quarter ended March 31, 2016 at 0.11% of total loans compared to 0.07% for the quarter ended March 31, 2015.

In determining the amount of the current period provision, we considered current economic conditions, including but not limited to unemployment levels and bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss factors.  We analyze the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.

Noninterest Income

Noninterest income increased by $4.8 million, or 33.0%, to $19.4 million for the quarter ended March 31, 2016 from $14.6 million for the quarter ended March 31, 2015. The increase is primarily attributable to increases in service charges and fees, gain on sale of real estate owned, and income from bank owned life insurance. Service charges and fees increased by $1.4 million, or 16.2%, to $10.1 million for the quarter ended March 31, 2016 from $8.7 million for the quarter ended March 31, 2015 due primarily to the growth in checking accounts from both the LNB acquisition and the successful execution of internal growth initiatives. Also contributing to the increase in noninterest income was an increase in gain on sale of real estate owned of $1.3 million, as we recognized a net gain of $249,000 for the quarter ended March 31, 2016 compared to a net loss of $1.0 million for the same quarter last year. Income from bank owned life insurance increased by $682,000, or 74.7%, to $1.6 million for the quarter ended March 31, 2016 from $913,000 for the quarter ended March 31, 2015 due primarily to death benefits received in January 2016. Additionally, trust and other financial services income and insurance commission income increased by $485,000 and $286,000, respectively, for the quarter ended March 31, 2016 compared to the same quarter last year.

Noninterest Expense

Noninterest expense increased by $9.6 million, or 17.8%, to $63.3 million for the quarter ended March 31, 2016 from $53.7 million for the quarter ended March 31, 2015.  This increase is primarily the result of increases in compensation and employee benefits, other expense, and processing expenses. Compensation and employee benefits increased by $5.1 million, or 18.4%, to $33.0 million for the quarter ended March 31, 2016 from $27.9 million for the quarter ended March 31, 2015.  This increase is due primarily to the addition of lending and credit staff and the employees retained from the LNB acquisition. Other expenses increased by $2.1 million, or 92.1%, to $4.3 million for the quarter ended March 31, 2016 from $2.2 million for the quarter ended March 31, 2015 due primarily to an increase in charitable contributions made to utilize Pennsylvania Education Improvement Tax Credits (EITC).  The offsetting tax credit for these contributions will be recognized as part of the annual effective tax rate. Processing expenses increased by $1.2 million, or 16.8%, to $8.4 million for the quarter ended March 31, 2016 from $7.2 million for the quarter ended March 31, 2015, due primarily to the acquisition of LNB, as well as upgrades to technology and the replacement of debit cards in an effort to enhance customer security. Also contributing to the increase in noninterest expense was an increase in office operations of $548,000, or 18.8%, and occupancy costs of $270,000, or 4.3%, for the quarter ended March 31, 2016, due primarily to the acquisition of LNB.

Income Taxes

The provision for income taxes increased by $1.3 million, or 18.4%, to $8.1 million for the quarter ended March 31, 2016 from $6.8 million for the quarter ended March 31, 2015.  This increase in income tax expense is primarily the result of an increase in pretax income of $3.1 million, or 13.4%, and a reduction in tax-free income from municipal bonds as well as a lower amount of Pennsylvania state tax credits anticipated for 2016. Our effective tax rate for the quarter ended March 31, 2016 increased to 31.0% compared to 29.7% for the quarter ended March 31, 2015.  We anticipate our effective tax rate to be between 30.0% and 32.0% for all of 2016.

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

	Quarter ended March 31,
	2016				2015
	Average balance		Interest	Avg. yield/ cost (h)	Average balance		Interest	Avg. yield/ cost (h)
Assets:
Interest-earning assets:
Residential mortgage loans	$2,739,787		29,786	4.35%	2,512,202		28,255	4.50%
Home equity loans	1,177,406		12,642	4.32%	1,059,128		11,473	4.39%
Consumer loans	510,091		8,219	6.48%	239,927		6,290	10.63%
Commercial real estate loans	2,349,748		25,993	4.38%	1,799,324		20,927	4.65%
Commercial loans	441,977		4,723	4.23%	408,669		4,237	4.15%
Loans receivable (a) (b) (includes FTE adjustments of $582 and $471, respectively)	7,219,009		81,363	4.53%	6,019,250		71,182	4.80%
Mortgage-backed securities (c)	488,294		2,229	1.83%	506,778		2,234	1.76%
Investment securities (c) (includes FTE adjustments of $389 and $726, respectively)	387,460		2,151	2.22%	486,078		3,119	2.57%
FHLB stock (f)	37,098		467	5.06%	36,139		363	4.07%
Other interest-earning deposits	43,578		59	0.54%	246,296		139	0.23%

Total interest-earning assets (includes FTE adjustments of $971 and $1,197, respectively)	8,175,439		86,269	4.24%	7,294,541		77,037	4.28%

Noninterest earning assets (d)	735,562				595,425

Total assets	$8,911,001				7,889,966

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$1,405,800		865	0.25%	1,231,745		813	0.27%
Interest-bearing checking deposits	1,093,839		156	0.06%	878,230		131	0.06%
Money market deposit accounts	1,288,535		865	0.27%	1,165,159		765	0.27%
Time deposits	1,664,322		4,202	1.02%	1,452,476		4,057	1.13%
Borrowed funds (e)	899,439		6,539	2.92%	960,812		6,975	2.94%
Junior subordinated debentures	111,213		1,119	3.98%	103,094		1,158	4.49%

Total interest-bearing liabilities	6,463,148		13,746	0.86%	5,791,516		13,899	0.97%

Noninterest-bearing checking deposits (g)	1,161,151				914,025
Noninterest-bearing liabilities	122,667				121,121

Total liabilities	7,746,966				6,826,662

Shareholders’ equity	1,164,035				1,063,304

Total liabilities and shareholders’ equity	$8,911,001				7,889,966

Net interest income/ Interest rate spread			72,523	3.38%			63,138	3.31%

Net interest-earning assets/ Net interest margin	$1,712,291			3.57%	1,503,025			3.51%

Ratio of interest-earning assets to interest-bearing liabilities	1.26	X			1.26	X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(e)	Average balances include FHLB borrowings and collateralized borrowings.

(f)	Excludes the $1.0 million special dividend paid in February 2015.

(g)	Average cost of deposits were 0.37% and 0.41%, respectively.

(h)
Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 4.50% and 4.76%, respectively; Investment securities — 1.82% and 1.97%, respectively; interest-earning assets — 4.20% and 4.21%, respectively. GAAP basis net interest rate spreads were 3.34% and 3.24%, respectively; and GAAP basis net interest margins were 3.55% and 3.44%, respectively.

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

Quarters ended March 31, 2016 and 2015

	Rate	Volume	Net Change
Interest earning assets:
Loans receivable	$(4,204)	14,385	10,181
Mortgage-backed securities	79	(84)	(5)
Investment securities	(380)	(588)	(968)
FHLB stock	93	11	104
Other interest-earning deposits	191	(271)	(80)
Total interest-earning assets	(4,221)	13,453	9,232

Interest-bearing liabilities:
Savings deposits	(69)	121	52
Interest-bearing checking deposits	(19)	44	25
Money market deposit accounts	—	100	100
Time deposits	(582)	727	145
Borrowed funds	(124)	(312)	(436)
Junior subordinated debentures	(133)	94	(39)
Total interest-bearing liabilities	(927)	774	(153)

Net change in net interest income	$(3,294)	12,679	9,385

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at March 31, 2016 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from March 31, 2016 levels.

	Increase			Decrease
Non-parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/ (decrease) in net interest income	0.1%	0.4%	(0.1)%	(3.9)%
Projected percentage increase/ (decrease) in net income	1.8%	3.7%	3.5%	(11.6)%
Projected increase/ (decrease) in return on average equity	1.7%	3.5%	3.3%	(11.4)%
Projected increase/ (decrease) in earnings per share	$0.02	$0.03	$0.03	$(0.08)
Projected percentage increase/ (decrease) in market value of equity	(3.8)%	(7.4)%	(12.1)%	(0.2)%

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

Item 1A.  Risk Factors

There are no material changes to the risk factors as previously discussed in Item 1A, to Part I of our December 31, 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)                                  Not applicable.

b.)                                  Not applicable.

c.)            The following table discloses information regarding the repurchase of shares of common stock during the quarter ending March 31, 2016:

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (1)	Maximum number of shares yet to be purchased under the plan (1)
January	145,900	$12.00	145,900	4,834,089
February	—	—	—	4,834,089
March	—	—	—	4,834,089
	145,900	$12.00

(1)	Reflects the program for 5,000,000 shares announced December 13, 2012. This program does not have an expiration date.

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	May 10, 2016	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	May 10, 2016	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller
(Principal Accounting Officer)