Form 10-Q
period 2016-06-30
Northwest Bancshares, Inc.
filed 2016-08-09
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

Common Stock ($0.01 par value) 102,518,588 shares outstanding as of July 31, 2016

NORTHWEST BANCSHARES, INC.

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$87,711	92,263
Interest-earning deposits in other financial institutions	223,084	74,510
Federal funds sold and other short-term investments	636	635
Marketable securities available-for-sale (amortized cost of $692,403 and $868,956)	705,297	874,405
Marketable securities held-to-maturity (fair value of $25,978 and $32,552)	25,144	31,689
Total cash and investments	1,041,872	1,073,502

Personal Banking loans:
Residential mortgage loans held for sale	39,942	—
Residential mortgage loans	2,717,656	2,750,564
Home equity loans	1,162,174	1,187,106
Consumer loans	546,550	510,617
Total Personal Banking loans	4,466,322	4,448,287
Commercial Banking loans:
Commercial real estate loans	2,363,376	2,351,434
Commercial loans	465,223	422,400
Total Business Banking loans	2,828,599	2,773,834
Total loans	7,294,921	7,222,121
Allowance for loan losses	(60,781)	(62,672)
Total loans, net	7,234,140	7,159,449

Federal Home Loan Bank stock, at cost	40,321	40,903
Accrued interest receivable	20,713	21,072
Real estate owned, net	4,950	8,725
Premises and equipment, net	151,643	154,351
Bank owned life insurance	169,616	168,509
Goodwill	262,140	261,736
Other intangible assets	8,095	8,982
Other assets	30,485	54,670
Total assets	$8,963,975	8,951,899

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing checking deposits	$1,189,032	1,177,256
Interest-bearing checking deposits	1,110,607	1,080,086
Money market deposit accounts	1,295,127	1,274,504
Savings deposits	1,444,947	1,386,017
Time deposits	1,596,288	1,694,718
Total deposits	6,636,001	6,612,581

Borrowed funds	959,969	975,007
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	111,213	111,213
Advances by borrowers for taxes and insurance	45,288	33,735
Accrued interest payable	737	1,993
Other liabilities	55,312	54,207
Total liabilities	7,808,520	7,788,736

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 102,472,947 and 101,871,737 shares issued, respectively	1,025	1,019
Paid-in capital	722,980	717,603
Retained earnings	470,337	489,292
Unallocated common stock of employee stock ownership plan	(19,370)	(20,216)
Accumulated other comprehensive loss	(19,517)	(24,535)
Total shareholders’ equity	1,155,455	1,163,163
Total liabilities and shareholders’ equity	$8,963,975	8,951,899

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest income:
Loans receivable	$82,645	70,985	163,426	141,696
Mortgage-backed securities	2,115	2,058	4,344	4,292
Taxable investment securities	756	1,129	1,794	2,174
Tax-free investment securities	707	1,143	1,431	2,491
FHLB dividends	401	475	868	1,878
Interest-earning deposits	70	180	129	319
Total interest income	86,694	75,970	171,992	152,850

Interest expense:
Deposits	5,865	5,691	11,953	11,457
Borrowed funds	4,143	8,101	11,801	16,234
Total interest expense	10,008	13,792	23,754	27,691

Net interest income	76,686	62,178	148,238	125,159
Provision for loan losses	4,199	1,050	5,859	1,950
Net interest income after provision for loan losses	72,487	61,128	142,379	123,209
Noninterest income:
Gain on sale/ call of investments	227	566	354	661
Service charges and fees	10,630	9,228	20,695	17,887
Trust and other financial services income	3,277	3,094	6,538	5,870
Insurance commission income	2,768	2,210	5,482	4,638
Gain/ (loss) on real estate owned, net	111	(541)	360	(1,587)
Income from bank owned life insurance	1,105	1,008	2,700	1,921
Mortgage banking income	446	218	664	458
Other operating income	1,711	742	2,930	1,302
Total noninterest income	20,275	16,525	39,723	31,150

Noninterest expense:
Compensation and employee benefits	34,349	28,920	67,382	56,815
Premises and occupancy costs	6,275	5,899	12,812	12,166
Office operations	3,343	2,905	6,803	5,817
Collections expense	729	603	1,405	1,371
Processing expenses	8,172	7,392	16,586	14,597
Marketing expenses	2,541	3,190	4,432	5,166
Federal deposit insurance premiums	1,442	1,286	2,945	2,633
Professional services	2,129	1,652	3,962	3,444
Amortization of intangible assets	710	269	1,385	537
Real estate owned expense	295	514	606	1,206
Restructuring/ acquisition expense	3,386	467	4,021	814
FHLB prepayment penalty	36,978	—	36,978	—
Other expenses	2,912	2,038	7,219	4,280
Total noninterest expense	103,261	55,135	166,536	108,846
Income/ (loss) before income taxes	(10,499)	22,518	15,566	45,513

Federal and state income taxes expense/ (benefit)	(3,491)	7,213	4,590	14,038

Net income/ (loss)	$(7,008)	15,305	10,976	31,475

Basic earnings/ (loss) per share	$(0.07)	0.17	0.11	0.34

Diluted earnings per share	$(0.07)	0.17	0.11	0.34

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income/ (loss)	$(7,008)	15,305	10,976	31,475
Other comprehensive income net of tax:
Net unrealized holding gains/ (losses) on marketable securities:
Unrealized holding gains/ (losses) net of tax of $(659), $1,139, $(2,879) and $(746), respectively	1,027	(1,788)	4,502	1,164
Reclassification adjustment for (gains)/ losses included in net income, net of tax of $(14), $179, $(25) and $222 respectively	22	(279)	39	(347)
Net unrealized holding gains on marketable securities	1,049	(2,067)	4,541	817

Change in fair value of interest rate swaps, net of tax of $(90), $(263), $(14) and $(287), respectively	166	488	26	532

Defined benefit plan:
Reclassification adjustments for prior period service costs and net losses included in net income, net of tax of $(144), $(140), $(288) and $(280), respectively	226	219	451	438

Other comprehensive income/ (loss)	1,441	(1,360)	5,018	1,787

Total comprehensive income/ (loss)	$(5,567)	13,945	15,994	33,262

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(dollars in thousands, expect share data)

Quarter ended June 30, 2015

					Accumulated Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	of ESOP	Equity
Beginning balance at March 31, 2015	94,553,350	$946	624,584	484,774	(21,223)	(21,565)	1,067,516

Comprehensive income:
Net income	—	—	—	15,305	—	—	15,305

Other comprehensive loss, net of tax of $915	—	—	—	—	(1,360)	—	(1,360)

Total comprehensive income/ (loss)	—	—	—	15,305	(1,360)	—	13,945

Exercise of stock options	60,849	—	632	—	—	—	632

Stock-based compensation expense, including tax benefit of $6	306,350	3	1,316	—	—	80	1,399

Share repurchases	(179,800)	(2)	(2,211)	—	—	—	(2,213)

Dividends paid ($0.14 per share)	—	—	—	(12,929)	—	—	(12,929)

Ending balance at June 30, 2015	94,740,749	$947	624,321	487,150	(22,583)	(21,485)	1,068,350

Quarter ended June 30, 2016

					Accumulated Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at March 31, 2016	101,848,509	$1,018	718,027	492,316	(20,958)	(19,815)	1,170,588

Comprehensive income:
Net loss	—	—	—	(7,008)	—	—	(7,008)

Other comprehensive income, net of tax of $(907)	—	—	—	—	1,441	—	1,441

Total comprehensive income/ (loss)	—	—	—	(7,008)	1,441	—	(5,567)

Exercise of stock options	300,721	4	3,262	—	—	—	3,266

Stock-based compensation expense, including tax benefit of $187	323,717	3	1,691	—	—	445	2,139

Dividends paid ($0.15 per share)	—	—	—	(14,971)	—	—	(14,971)

Ending Balance at June 30, 2016	102,472,947	$1,025	722,980	470,337	(19,517)	(19,370)	1,155,455

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(dollars in thousands, expect share data)

Six months ended June 30, 2015

					Accumulated Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2014	94,721,453	$947	626,134	481,577	(24,370)	(21,641)	1,062,647

Comprehensive income:
Net income	—	—	—	31,475	—	—	31,475

Other comprehensive income, net of tax of $(1,091)	—	—	—	—	1,787	—	1,787

Total comprehensive income	—	—	—	31,475	1,787	—	33,262

Exercise of stock options	210,746	2	2,065	—	—	—	2,067

Stock-based compensation expense, including tax benefit of $23	306,350	3	2,120	—	—	156	2,279

Share repurchases	(497,800)	(5)	(5,998)	—	—	—	(6,003)

Dividends paid ($0.28 per share)	—	—	—	(25,902)	—	—	(25,902)

Ending balance at June 30, 2015	94,740,749	$947	624,321	487,150	(22,583)	(21,485)	1,068,350

Six months ended June 30, 2016

					Accumulated Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (loss)	of ESOP	Equity
Beginning balance at December 31, 2015	101,871,737	$1,019	717,603	489,292	(24,535)	(20,216)	1,163,163

Comprehensive income:
Net income	—	—	—	10,976	—	—	10,976

Other comprehensive income, net of tax of $(3,206)	—	—	—	—	5,018	—	5,018

Total comprehensive income	—	—	—	10,976	5,018	—	15,994

Exercise of stock options	423,393	5	4,578	—	—	—	4,583

Stock-based compensation expense, including tax benefit of $206	323,717	3	2,549	—	—	846	3,398

Share repurchases	(145,900)	(2)	(1,750)	—	—	—	(1,752)

Dividends paid ($0.30 per share)	—	—	—	(29,931)	—	—	(29,931)

Ending balance at June 30, 2016	102,472,947	$1,025	722,980	470,337	(19,517)	(19,370)	1,155,455

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six months ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net Income	$10,976	31,475
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,859	1,950
Net gain on sale of assets	(2,127)	(311)
Net depreciation, amortization and accretion	5,332	2,571
Decrease in other assets	23,505	11,233
Increase in other liabilities	2,284	1,169
Net amortization on marketable securities	1,035	173
Noncash write-down of real estate owned	927	1,927
FHLB prepayment penalty	24,520	—
Deferred income tax benefit	(650)	—
Origination of loans held for sale	(114,140)	(221)
Proceeds from sale of loans held for sale	74,042	224
Noncash compensation expense related to stock benefit plans	3,192	2,256
Net cash provided by operating activities	34,755	52,446

INVESTING ACTIVITIES:
Purchase of marketable securities available-for-sale	(2,000)	(59,980)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	6,544	42,409
Proceeds from maturities and principal reductions of marketable securities available-for-sale	177,781	111,630
Proceeds from sale of marketable securities available-for-sale	91	1,214
Loan originations	(1,221,930)	(996,253)
Proceeds from loan maturities and principal reductions	1,182,305	850,823
Net sale/ (purchase) of Federal Home Loan Bank stock	582	(4,773)
Proceeds from sale of real estate owned	5,989	5,704
Sale of real estate owned for investment, net	304	304
Purchase of premises and equipment	(8,235)	(5,172)
Acquisitions, net of cash received	(684)	(438)
Net cash provided by/ (used in) investing activities	140,747	(54,532)

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
(in thousands)

	Six months ended June 30,
	2016	2015
FINANCING ACTIVITIES:
Increase in deposits, net	$23,420	61,940
Proceeds from long-term borrowings	—	85,000
Repayments of long-term borrowings, including prepayment penalty	(774,546)	(50,026)
Net increase/ (decrease) in short-term borrowings	734,988	(24,027)
Increase in advances by borrowers for taxes and insurance	11,553	11,256
Cash dividends paid	(29,931)	(25,902)
Purchase of common stock for retirement	(1,752)	(6,003)
Proceeds from stock options exercised	4,583	2,067
Excess tax benefit from stock-based compensation	206	23
Net cash provided by/ (used in) financing activities	(31,479)	54,328

Net increase in cash and cash equivalents	$144,023	52,242

Cash and cash equivalents at beginning of period	$167,408	240,706
Net increase in cash and cash equivalents	144,023	52,242
Cash and cash equivalents at end of period	$311,431	292,948

Cash and cash equivalents:
Cash and due from banks	$87,711	84,000
Interest-earning deposits in other financial institutions	223,084	208,311
Federal funds sold and other short-term investments	636	637
Total cash and cash equivalents	$311,431	292,948

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $11,335 and $10,508, respectively)	$25,010	27,325
Income taxes	$1,502	4,823

Business acquisitions:
Fair value of assets acquired	$810	438
Cash paid, net	(684)	(438)
Liabilities assumed	$126	—

Non-cash activities:
Loans foreclosures and repossessions	$1,854	5,012
Sale of real estate owned financed by the Company	$1,260	174

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

During the quarter ended June 30, 2016, we identified and corrected an error that arose in prior periods related to the amortization of certain deferred loan fees related to letters of credit, which had the impact of understating our interest income. We have assessed the materiality of these corrections of errors and concluded, based on qualitative and quantitative considerations, that the adjustments are not material to the financial statements as a whole. As a result, $1.1 million of deferred loan fees were recognized in loan interest income for the quarter and six months ended June 30, 2016. For the quarter and six months ended June 30, 2015 loan interest income would have increased by $53,000 and $98,000, respectively, income tax expense would have increased by $21,000 and $38,000, respectively, and net income would have increased by $32,000 and $60,000, respectively.

The results of operations for the quarter and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other period.

Stock-Based Compensation

On May 18, 2016, we awarded employees 660,600 stock options and directors 64,800 stock options with an exercise price of $14.15 and grant date fair value of $1.52 per stock option.  On May 18, 2016, we also awarded employees 310,160 restricted common shares and directors 24,300 restricted common shares with a grant date fair value of $14.51.  Awarded stock options and common shares vest over a ten-year period with the first vesting occurring on the grant date. Stock-based compensation expense of $1.9 million and $1.4 million for the quarters ended June 30, 2016 and 2015, and $3.2 million and $2.3 million for the six months ended June 30, 2016 and 2015, respectively, was recognized in compensation expense relating to our stock benefit plans.  At June 30, 2016 there was compensation expense of $4.6 million to be recognized for awarded but unvested stock options and $17.0 million for unvested common shares.

Income Taxes- Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  At June 30, 2016 we had no liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in other expenses and (2) refund claims in other operating income.  We recognize penalties (if any) in other expenses. We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2015, 2014, 2013 and 2012.  We are currently under audit by the state of New York for the tax periods ended December 31, 2014, 2013, 2012 and 2011. At June 30, 2016 we have accrued $219,000 for the payment of interest and penalties related to this audit.

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

In January 2016 the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10)”. This guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Additionally, this guidance requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact this standard will have on our results of operations and financial position.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses requiring, instead, that all financial assets (or group of financial assets) measured at amortized cost be presented at the net amount expected to be collected inclusive of the entity’s current estimate of all lifetime expected credit losses. This guidance also applies to certain off-balance-sheet credit exposures such as unfunded commitments and non-derivative financial guarantees. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) in order to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The income statement under this guidance will reflect the initial recognition of current expected credit losses for newly recognized assets, as well as any increases or decreases of expected credit losses that have occurred during the period. This guidance retains many currently-existing disclosures related to the credit quality of an entity’s assets and the related allowance for credit losses amended to reflect the change to an expected credit loss methodology, as well as enhanced disclosures to provide information to users at a more disaggregated level. Upon adoption, ASU 2016-13 provides for a modified retrospective transition by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective, except for debt securities for which an other-than-temporary impairment has previously been recognized. For these debt securities, a prospective transition is provided in order to maintain the same amortized cost prior to and subsequent to the effective date of the ASU. This guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. We are currently evaluating the impact this standard will have on our results of operations and financial position.

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

At or for the quarter ended (in thousands):

	Community	Consumer
June 30, 2016	Banking	Finance	All other (1)	Consolidated
External interest income	$82,137	4,324	233	86,694
Intersegment interest income/ expense	631	—	(631)	—
Interest expense	8,924	631	453	10,008
Provision for loan losses	3,365	834	—	4,199
Noninterest income	19,848	400	27	20,275
Noninterest expense	100,079	2,878	304	103,261
Income tax expense (benefit)	(3,245)	158	(404)	(3,491)
Net income	$(6,507)	223	(724)	(7,008)
Total assets	$8,839,334	108,282	16,359	8,963,975

	Community	Consumer
June 30, 2015	Banking	Finance	All other (1)	Consolidated
External interest income	$71,273	4,492	205	75,970
Intersegment interest income/ expense	582	—	(582)	—
Interest expense	12,781	582	429	13,792
Provision for loan losses	850	200	—	1,050
Noninterest income	16,080	411	34	16,525
Noninterest expense	51,682	3,081	372	55,135
Income tax expense (benefit)	7,183	434	(404)	7,213
Net income	$15,439	606	(740)	15,305
Total assets	$7,740,273	108,348	15,889	7,864,510

(1)	Eliminations consist of intercompany loans, interest income and interest expense.

At or for the six months ended (in thousands):

	Community	Consumer
June 30, 2016	Banking	Finance	All other (1)	Consolidated
External interest income	$162,975	8,567	450	171,992
Intersegment interest income	1,273	—	(1,273)	—
Interest expense	21,605	1,273	876	23,754
Provision for loan losses	4,578	1,281	—	5,859
Noninterest income	38,854	780	89	39,723
Noninterest expense	160,051	5,807	678	166,536
Income tax expense (benefit)	4,997	409	(816)	4,590
Net income	$11,871	577	(1,472)	10,976
Total assets	$8,839,334	108,282	16,359	8,963,975

	Community	Consumer
June 30, 2015	Banking	Finance	All other (1)	Consolidated
External interest income	$143,604	8,822	424	152,850
Intersegment interest income	1,157	—	(1,157)	—
Interest expense	25,669	1,157	865	27,691
Provision for loan losses	1,100	850	—	1,950
Noninterest income	30,406	681	63	31,150
Noninterest expense	102,122	6,034	690	108,846
Income tax expense (benefit)	14,218	609	(789)	14,038
Net income	$32,058	853	(1,436)	31,475
Total assets	$7,740,273	108,348	15,889	7,864,510

(1)	Eliminations consist of intercompany loans, interest income and interest expense.

(3)	Investment securities and impairment of investment securities

The following table shows the portfolio of investment securities available-for-sale at June 30, 2016 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year or less	$9	—	—	9

Debt issued by government sponsored enterprises:
Due in one year or less	15,000	—	(1)	14,999
Due after one year through five years	163,440	830	(51)	164,219
Due after five years through ten years	670	5	—	675
Due after ten years	—	—	—	—

Equity securities	3,351	459	(87)	3,723

Municipal securities:
Due in one year or less	1,035	3	—	1,038
Due after one year through five years	13,666	167	(1)	13,832
Due after five years through ten years	12,067	432	—	12,499
Due after ten years	47,985	1,989	—	49,974

Corporate debt issues:
Due after ten years	14,432	2,890	(469)	16,853

Residential mortgage-backed securities:
Fixed rate pass-through	104,094	3,587	(26)	107,655
Variable rate pass-through	48,949	2,336	(5)	51,280
Fixed rate non-agency CMOs	2,022	181	—	2,203
Fixed rate agency CMOs	190,336	1,226	(777)	190,785
Variable rate agency CMOs	75,347	341	(135)	75,553
Total residential mortgage-backed securities	420,748	7,671	(943)	427,476
Total marketable securities available-for-sale	$692,403	14,446	(1,552)	705,297

The following table shows the portfolio of investment securities available-for-sale at December 31, 2015 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year or less	$11	—	—	11

Debt issued by government sponsored enterprises:
Due in one year or less	15,500	3	(48)	15,455
Due after one year through five years	257,463	298	(1,395)	256,366
Due after five years through ten years	12,721	14	(23)	12,712
Due after ten years	9,815	135	(43)	9,907

Equity securities	1,400	500	(6)	1,894

Municipal securities:
Due in one year or less	1,684	8	—	1,692
Due after one year through five years	14,327	117	(4)	14,440
Due after five years through ten years	12,400	323	—	12,723
Due after ten years	52,286	1,727	—	54,013

Corporate debt issues:
Due after ten years	14,463	2,417	(405)	16,475

Residential mortgage-backed securities:
Fixed rate pass-through	118,266	2,480	(420)	120,326
Variable rate pass-through	54,292	2,616	(7)	56,901
Fixed rate non-agency CMOs	2,519	230	—	2,749
Fixed rate agency CMOs	215,719	389	(3,881)	212,227
Variable rate agency CMOs	86,090	476	(52)	86,514
Total residential mortgage-backed securities	476,886	6,191	(4,360)	478,717
Total marketable securities available-for-sale	$868,956	11,733	(6,284)	874,405

The following table shows the portfolio of investment securities held-to-maturity at June 30, 2016 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Municipal securities:
Due after five years through ten years	$274	1	—	275
Due after ten years	4,805	159	—	4,964

Residential mortgage-backed securities:
Fixed rate pass-through	5,785	368	—	6,153
Variable rate pass-through	3,213	76	—	3,289
Fixed rate agency CMOs	10,182	217	—	10,399
Variable rate agency CMOs	885	13	—	898
Total residential mortgage-backed securities	20,065	674	—	20,739
Total marketable securities held-to-maturity	$25,144	834	—	25,978

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2015 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Municipal securities:
Due after five years through ten years	$274	1	—	275
Due after ten years	6,336	239	—	6,575

Residential mortgage-backed securities:
Fixed rate pass-through	6,458	351	—	6,809
Variable rate pass-through	3,618	41	—	3,659
Fixed rate agency CMOs	14,033	219	—	14,252
Variable rate agency CMOs	970	12	—	982
Total residential mortgage-backed securities	25,079	623	—	25,702
Total marketable securities held-to-maturity	$31,689	863	—	32,552

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2016 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$14,999	(1)	11,570	(51)	26,569	(52)
Municipal securities	2,188	(1)	—	—	2,188	(1)
Corporate issues	—	—	1,958	(469)	1,958	(469)
Equity securities	2,463	(87)	—	—	2,463	(87)
Residential mortgage-backed securities - agency	27,425	(70)	88,558	(873)	115,983	(943)

Total temporarily impaired securities	$47,075	(159)	102,086	(1,393)	149,161	(1,552)

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

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the quarter and six months ended (in thousands):

	2016	2015
Beginning balance at April 1, (1)	$8,424	8,865
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the quarter	(16)	(16)
Reduction for securities called realized during the quarter	—	(360)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at June 30,	$8,408	$8,489

(1)	The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

	2016	2015
Beginning balance at January 1, (1)	$8,436	8,894
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the six months	(28)	(45)
Reduction for securities called realized during the nine months	—	(360)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at June 30,	$8,408	8,489

(1)	The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(4)	Loans receivable

The following table shows a summary of our loans receivable at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016			December 31, 2015
	Originated	Acquired	Total	Originated	Acquired	Total
Personal Banking:
Residential mortgage loans (1)	$2,714,268	42,304	2,756,572	2,695,561	45,716	2,741,277
Home equity loans	1,039,457	122,717	1,162,174	1,055,907	131,199	1,187,106
Consumer loans	381,677	154,321	535,998	307,961	202,656	510,617
Total Personal Banking	4,135,402	319,342	4,454,744	4,059,429	379,571	4,439,000

Commercial Banking:
Commercial real estate loans	2,173,571	387,131	2,560,702	2,094,710	429,564	2,524,274
Commercial loans	440,785	50,814	491,599	372,540	65,175	437,715
Total Commercial Banking	2,614,356	437,945	3,052,301	2,467,250	494,739	2,961,989
Total loans receivable, gross	6,749,758	757,287	7,507,045	6,526,679	874,310	7,400,989

Deferred loan costs	18,530	4,116	22,646	14,806	5,259	20,065
Allowance for loan losses	(55,323)	(5,458)	(60,781)	(60,970)	(1,702)	(62,672)
Undisbursed loan proceeds:
Residential mortgage loans	(11,068)	—	(11,068)	(10,778)	—	(10,778)
Commercial real estate loans	(193,808)	(3,518)	(197,326)	(159,553)	(13,287)	(172,840)
Commercial loans	(24,281)	(2,095)	(26,376)	(11,132)	(4,183)	(15,315)
Total loans receivable, net	$6,483,808	750,332	7,234,140	6,299,052	860,397	7,159,449
(1) Includes $39.9 million of loans held for sale at June 30, 2016.

Acquired loans were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification (“ASC”) Topic 310-30 or ASC Topic 310-20. The following table provides information related to the outstanding principal balance and related carrying value of acquired loans for the dates indicated (in thousands):

	June 30, 2016	December 31, 2015
Acquired loans evaluated individually for future credit losses:
Outstanding principal balance	$17,719	$21,069
Carrying value	14,043	16,867

Acquired loans evaluated collectively for future credit losses:
Outstanding principal balance	749,206	848,194
Carrying value	741,747	839,973

Total acquired loans:
Outstanding principal balance	766,925	869,263
Carrying value	755,790	856,840

The following table provides information related to the changes in the accretable discount, which includes income recognized from contractual cash flows for the dates indicated (in thousands):

Total
Balance at December 31, 2014	$—
LNB Bancorp, Inc. acquisition	1,672
Accretion	(377)
Net reclassification from nonaccretable yield	724
Balance at December 31, 2015	2,019
Accretion	(628)
Net reclassification from nonaccretable yield	628
Balance at June 30, 2016	$2,019

The following table provides information related to acquired impaired loans by portfolio segment and by class of financing receivable at and for the six months ended June 30, 2016 (in thousands):

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income recognized
Personal Banking:
Residential mortgage loans	$1,446	2,248	21	1,546	103
Home equity loans	1,515	2,868	6	1,586	108
Consumer loans	201	399	2	216	20
Total Personal Banking	3,162	5,515	29	3,348	231

Commercial Banking:
Commercial real estate loans	10,631	11,938	353	10,675	391
Commercial loans	250	266	—	250	6
Total Commercial Banking	10,881	12,204	353	10,925	397

Total	$14,043	17,719	382	14,273	628

The following table provides information related to acquired impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2015 (in thousands):

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income recognized
Personal Banking:
Residential mortgage loans	$1,981	2,910	14	2,083	41
Home equity loans	2,084	3,455	6	2,222	51
Consumer loans	267	492	2	305	18
Total Personal Banking	4,332	6,857	22	4,610	110

Commercial Banking:
Commercial real estate loans	12,288	13,946	353	12,867	249
Commercial loans	247	266	—	335	18
Total Commercial Banking	12,535	14,212	353	13,202	267

Total	$16,867	21,069	375	17,812	377

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended June 30, 2016 (in thousands):

	Balance June 30, 2016	Current period provision	Charge-offs	Recoveries	Balance March 31, 2016
Originated loans:
Personal Banking:
Residential mortgage loans	$3,022	501	(1,803)	67	4,257
Home equity loans	3,335	230	(439)	135	3,409
Consumer loans	7,924	2,382	(2,146)	394	7,294
Total Personal Banking	14,281	3,113	(4,388)	596	14,960

Commercial Banking:
Commercial real estate loans	25,686	(3,509)	(1,317)	645	29,867
Commercial loans	15,356	901	(885)	417	14,923
Total Commercial Banking	41,042	(2,608)	(2,202)	1,062	44,790
Total originated loans	55,323	505	(6,590)	1,658	59,750

Acquired loans:
Personal Banking:
Residential mortgage loans	61	35	(49)	67	8
Home equity loans	1,128	1,217	(507)	120	298
Consumer loans	552	501	(186)	38	199
Total Personal Banking	1,741	1,753	(742)	225	505

Commercial Banking:
Commercial real estate loans	3,165	1,660	(414)	184	1,735
Commercial loans	552	281	(18)	1	288
Total Commercial Banking	3,717	1,941	(432)	185	2,023
Total acquired loans	5,458	3,694	(1,174)	410	2,528

Total	$60,781	4,199	(7,764)	2,068	62,278

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended June 30, 2015 (in thousands):

	Balance June 30, 2015	Current period provision	Charge-offs	Recoveries	Balance March 31, 2015
Personal Banking:
Residential mortgage loans	$4,892	76	(278)	17	5,077
Home equity loans	3,445	(187)	(542)	131	4,043
Consumer loans	6,244	1,865	(1,759)	303	5,835
Total Personal Banking	14,581	1,754	(2,579)	451	14,955

Commercial Banking:
Commercial real estate loans	30,163	(1,558)	(3,439)	1,908	33,252
Commercial loans	14,313	4,832	(6,356)	724	15,113
Total Commercial Banking	44,476	3,274	(9,795)	2,632	48,365

Unallocated	—	(3,978)	—	—	3,978
Total	$59,057	1,050	(12,374)	3,083	67,298

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2016 (in thousands):

	Balance June 30, 2016	Current period provision	Charge-offs	Recoveries	Balance December 31, 2015
Originated loans:
Personal Banking:
Residential mortgage loans	$3,022	504	(2,292)	118	4,692
Home equity loans	3,335	(43)	(737)	174	3,941
Other consumer loans	7,924	4,027	(4,373)	782	7,488
Total Personal Banking	14,281	4,488	(7,402)	1,074	16,121

Commercial Banking:
Commercial real estate loans	25,686	(7,715)	(1,500)	2,553	32,348
Commercial loans	15,356	3,340	(996)	511	12,501
Total Commercial Banking	41,042	(4,375)	(2,496)	3,064	44,849
Total originated loans	55,323	113	(9,898)	4,138	60,970

Acquired loans:
Personal Banking:
Residential mortgage loans	61	72	(124)	95	18
Home equity loans	1,128	1,955	(1,193)	265	101
Other consumer loans	552	709	(362)	95	110
Total Personal Banking	1,741	2,736	(1,679)	455	229

Commercial Banking:
Commercial real estate loans	3,165	2,474	(1,128)	380	1,439
Commercial loans	552	536	(24)	6	34
Total Commercial Banking	3,717	3,010	(1,152)	386	1,473
Total acquired loans	5,458	5,746	(2,831)	841	1,702

Total	$60,781	5,859	(12,729)	4,979	62,672

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2015 (in thousands):

	Balance June 30, 2015	Current period provision	Charge-offs	Recoveries	Balance December 31, 2014
Personal Banking:
Residential mortgage loans	$4,892	(206)	(613)	130	5,581
Home equity loans	3,445	(400)	(884)	179	4,550
Other consumer loans	6,244	3,135	(3,699)	690	6,118
Total Personal Banking	14,581	2,529	(5,196)	999	16,249

Commercial Banking:
Commercial real estate loans	30,163	(1,316)	(4,552)	2,642	33,389
Commercial loans	14,313	5,102	(7,080)	2,776	13,515
Total Commercial Banking	44,476	3,786	(11,632)	5,418	46,904

Unallocated	—	(4,365)	—	—	4,365

Total	$59,057	1,950	(16,828)	6,417	67,518

At June 30, 2016, we expect to fully collect the carrying value of our acquired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent.  As a result, we do not consider our acquired loans that are 90 days or more delinquent to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at June 30, 2016 (in thousands):

	Total loans receivable	Allowance for loan losses	Nonaccrual loans (1)	Loans past due 90 days or more and still accruing (2)	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,757,598	3,083	18,370	2	7,340	251	—
Home equity loans	1,162,174	4,463	6,733	—	2,205	405	—
Consumer loans	546,550	8,476	2,903	171	—	—	—
Total Personal Banking	4,466,322	16,022	28,006	173	9,545	656	—

Commercial Banking:
Commercial real estate loans	2,363,376	28,851	37,080	—	27,999	2,028	203
Commercial loans	465,223	15,908	10,792	299	11,569	1,256	131
Total Commercial Banking	2,828,599	44,759	47,872	299	39,568	3,284	334

Total	$7,294,921	60,781	75,878	472	49,113	3,940	334

(1)	Includes $18.1 million of nonaccrual TDRs.

(2)	Represents loans 90 days past maturity and still accruing.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2015 (in thousands):

	Total loans receivable	Allowance for loan losses	Nonaccrual loans (1)	Loans past due 90 days or more and still accruing (2)	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,740,892	4,710	19,772	4	6,360	1,189	—
Home equity loans	1,187,106	4,042	7,522	—	2,298	605	—
Consumer loans	520,289	7,598	3,452	976	—	—	—
Total Personal Banking	4,448,287	16,350	30,746	980	8,658	1,794	—

Commercial Banking:
Commercial real estate loans	2,351,434	33,787	33,421	206	31,970	2,257	241
Commercial loans	422,400	12,535	7,495	148	10,487	631	79
Total Commercial Banking	2,773,834	46,322	40,916	354	42,457	2,888	320

Total	$7,222,121	62,672	71,662	1,334	51,115	4,682	320

(1)	Includes $21.1 million of nonaccrual TDRs.

(2)	Represents loans 90 days past maturity and still accruing.

The following table provides geographical information related to the loan portfolio by portfolio segment and class of financing receivable at June 30, 2016 (in thousands):

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Loans receivable:
Personal Banking:
Residential mortgage loans	$2,324,087	181,713	71,305	124,887	55,606	2,757,598
Home equity loans	859,960	125,112	148,757	24,316	4,029	1,162,174
Consumer loans	263,384	12,555	107,267	1,942	161,402	546,550
Total Personal Banking	3,447,431	319,380	327,329	151,145	221,037	4,466,322

Commercial Banking:
Commercial real estate loans	954,237	795,715	454,354	115,546	43,524	2,363,376
Commercial loans	329,151	56,340	64,018	5,641	10,073	465,223
Total Commercial Banking	1,283,388	852,055	518,372	121,187	53,597	2,828,599

Total	$4,730,819	1,171,435	845,701	272,332	274,634	7,294,921

Percentage of total loans receivable	64.9%	16.0%	11.6%	3.7%	3.8%	100.0%

The following table provides delinquency information related to the loan portfolio by portfolio segment and class of financing receivable at June 30, 2016 (in thousands):

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Loans 90 or more days delinquent: (1)
Personal Banking:
Residential mortgage loans	$9,914	2,168	1,094	1,222	648	15,046
Home equity loans	2,784	872	1,296	470	—	5,422
Consumer loans	2,097	59	19	—	224	2,399
Total Personal Banking	14,795	3,099	2,409	1,692	872	22,867

Commercial Banking:
Commercial real estate loans	6,957	2,402	5,632	110	143	15,244
Commercial loans	3,229	795	565	120	—	4,709
Total Commercial Banking	10,186	3,197	6,197	230	143	19,953

Total	$24,981	6,296	8,606	1,922	1,015	42,820

Percentage of total loans 90 or more days delinquent	58.3%	14.7%	20.1%	4.5%	2.4%	100.0%

(1)	Includes $2.9 million of acquired loans considered accruing.

The following table provides geographical information related to the loan portfolio by portfolio segment and class of financing receivable at December 31, 2015 (in thousands):

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Loans receivable:
Personal Banking:
Residential mortgage loans	$2,310,860	171,790	70,209	129,129	58,904	2,740,892
Home equity loans	879,447	124,291	154,003	24,458	4,907	1,187,106
Consumer loans	260,170	12,244	102,034	1,870	143,971	520,289
Total Personal Banking	3,450,477	308,325	326,246	155,457	207,782	4,448,287

Commercial Banking:
Commercial real estate loans	965,090	749,435	453,180	122,775	60,954	2,351,434
Commercial loans	284,611	53,420	68,327	5,662	10,380	422,400
Total Commercial Banking	1,249,701	802,855	521,507	128,437	71,334	2,773,834

Total	$4,700,178	1,111,180	847,753	283,894	279,116	7,222,121

Percentage of total loans receivable	65.1%	15.4%	11.7%	3.9%	3.9%	100.0%

The following table provides delinquency information related to the loan portfolio by portfolio segment and class of financing receivable at December 31, 2015 (in thousands):

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Loans 90 or more days delinquent: (1)
Personal Banking:
Residential mortgage loans	$10,998	1,801	1,308	1,341	902	16,350
Home equity loans	3,204	639	1,294	975	—	6,112
Consumer loans	2,780	90	24	—	32	2,926
Total Personal Banking	16,982	2,530	2,626	2,316	934	25,388

Commercial Banking:
Commercial real estate loans	10,439	3,012	4,823	251	506	19,031
Commercial loans	1,582	859	158	—	—	2,599
Total Commercial Banking	12,021	3,871	4,981	251	506	21,630

Total	$29,003	6,401	7,607	2,567	1,440	47,018

Percentage of total loans 90 or more days delinquent	61.6%	13.6%	16.2%	5.5%	3.1%	100.0%

(1)	Includes $3.8 million of acquired loans considered accruing.

The following table provides information related to the composition of originated impaired loans by portfolio segment and by class of financing receivable at and for the six months ended June 30, 2016 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$14,829	3,541	—	6,165	24,535	24,219	549
Home equity loans	5,226	1,507	—	1,737	8,470	9,096	237
Consumer loans	2,374	529	—	—	2,903	3,065	73
Total Personal Banking	22,429	5,577	—	7,902	35,908	36,380	859

Commercial Banking:
Commercial real estate loans	12,960	24,120	4,443	13,982	55,505	69,232	1,647
Commercial loans	4,566	6,226	2,843	3,942	17,577	15,896	465
Total Commercial Banking	17,526	30,346	7,286	17,924	73,082	85,128	2,112

Total	$39,955	35,923	7,286	25,826	108,990	121,508	2,971

The following table provides information related to the composition of originated impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2015 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$15,810	3,962	—	5,086	24,858	24,554	944
Home equity loans	5,650	1,872	—	1,847	9,369	9,644	497
Consumer loans	2,900	552	—	—	3,452	2,977	101
Total Personal Banking	24,360	6,386	—	6,933	37,679	37,175	1,542

Commercial Banking:
Commercial real estate loans	16,449	16,972	16,121	16,467	66,009	77,166	3,226
Commercial loans	2,459	5,036	2,014	4,654	14,163	16,187	694
Total Commercial Banking	18,908	22,008	18,135	21,121	80,172	93,353	3,920

Total	$43,268	28,394	18,135	28,054	117,851	130,528	5,462

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at June 30, 2016 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,749,415	8,183	8,183	251	—
Home equity loans	1,159,969	2,205	2,205	405	—
Consumer loans	546,469	81	81	18	—
Total Personal Banking	4,455,853	10,469	10,469	674	—

Commercial Banking:
Commercial real estate loans	2,329,716	33,660	33,284	2,402	376
Commercial loans	453,046	12,177	12,177	1,159	—
Total Commercial Banking	2,782,762	45,837	45,461	3,561	376

Total	$7,238,615	56,306	55,930	4,235	376

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at December 31, 2015 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,733,741	7,151	7,151	1,189	—
Home equity loans	1,184,808	2,298	2,298	605	—
Consumer loans	520,159	130	130	50	—
Total Personal Banking	4,438,708	9,579	9,579	1,844	—

Commercial Banking:
Commercial real estate loans	2,297,599	53,835	35,937	2,675	17,898
Commercial loans	411,342	11,058	7,673	489	3,385
Total Commercial Banking	2,708,941	64,893	43,610	3,164	21,283

Total	$7,147,649	74,472	53,189	5,008	21,283

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

The following table provides a roll forward of troubled debt restructurings for the periods indicated (in thousands):

	For the quarters ended June 30,
	2016		2015
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	227	$48,248	242	$60,645
New TDRs	9	1,662	4	386
Re-modified TDRs	3	863	1	45
Net paydowns		(1,421)		(3,617)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	—	—	1	(68)
Commercial real estate loans	—	—	1	(9)
Commercial loans	—	—	—	—
Paid-off loans:
Residential mortgage loans	—	—	1	(53)
Home equity loans	1	(1)	—	—
Commercial real estate loans	4	(41)	6	(926)
Commercial loans	1	(197)	6	(219)
Ending TDR balance:	230	$49,113	231	$56,184

Accruing TDRs		$31,015		$40,741
Non-accrual TDRs		18,098		15,443

The following table provides a roll forward of troubled debt restructurings for the periods indicated (in thousands):

	For the six months ended June 30,
	2016		2015
	Number of contracts		Number of contracts
Beginning TDR balance:	227	$51,115	248	$61,788
New TDRs	18	5,011	6	498
Re-modified TDRs	4	1,063	2	130
Net paydowns		(2,904)		(4,440)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	—	—	3	(99)
Commercial real estate loans	—	—	2	(23)
Commercial loans	1	(43)	2	(387)
Paid-off loans:
Residential mortgage loans	—	—	1	(53)
Home equity loans	3	(232)	1	(6)
Commercial real estate loans	8	(4,562)	8	(1,005)
Commercial loans	3	(335)	6	(219)
Ending TDR balance:	230	$49,113	231	$56,184

Accruing TDRs		$31,015		$40,741
Non-accrual TDRs		18,098		15,443

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended June 30, 2016				For the six months ended June 30, 2016
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	2	$526	525	17	5	$1,033	1,028	49
Home equity loans	4	224	191	47	5	280	246	60
Consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	6	750	716	64	10	1,313	1,274	109

Commercial Banking:
Commercial real estate loans	2	812	807	31	4	2,096	2,076	297
Commercial loans	4	963	963	481	8	2,665	1,751	575
Total Commercial Banking	6	1,775	1,770	512	12	4,761	3,827	872

Total	12	$2,525	2,486	576	22	$6,074	5,101	981

At June 30, 2016, no TDRs modified within the previous twelve months have subsequently defaulted.

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended June 30, 2015				For the six months ended June 30, 2015
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	2	$120	119	—	4	$232	230	1
Home equity loans	1	2	2	—	2	87	85	17
Consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	3	122	121	—	6	319	315	18

Commercial Banking:
Commercial real estate loans	1	12	12	1	1	12	12	1
Commercial loans	1	297	294	29	1	297	294	29
Total Commercial Banking	2	309	306	30	2	309	306	30

Total	5	$431	427	30	8	$628	621	48

Troubled debt restructurings modified within the previous twelve months that have subsequently defaulted:
Personal Banking:
Residential mortgage loans	1	$251	250	—	1	$251	250	—
Home equity loans	1	23	21	—	1	23	21	—
Consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	2	274	271	—	2	274	271	—

Commercial Banking:
Commercial real estate loans	—	—	—	—	—	—	—	—
Commercial loans	—	—	—	—	1	50	—	—
Total Commercial Banking	—	—	—	—	1	50	—	—

Total	2	$274	271	—	3	$324	271	—
The following table provides information as of June 30, 2016 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended June 30, 2016 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	2	$—	—	525	—	525
Home equity loans	4	68	—	—	123	191
Consumer loans	—	—	—	—	—	—
Total Personal Banking	6	68	—	525	123	716

Commercial Banking:
Commercial real estate loans	2	—	429	378	—	807
Commercial loans	4	—	963	—	—	963
Total Commercial Banking	6	—	1,392	378	—	1,770

Total	12	$68	1,392	903	123	2,486

The following table provides information as of June 30, 2015 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended June 30, 2015 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	2	$74	—	—	45	119
Home equity loans	1	—	—	2	—	2
Consumer loans	—	—	—	—	—	—
Total Personal Banking	3	74	—	2	45	121

Commercial Banking:
Commercial real estate loans	1	—	—	12	—	12
Commercial loans	1	—	—	294	—	294
Total Commercial Banking	2	—	—	306	—	306

Total	5	$74	—	308	45	427

The following table provides information as of June 30, 2016 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the six months ended June 30, 2016 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	5	$363	—	617	48	1,028
Home equity loans	5	123	—	—	123	246
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	10	486	—	617	171	1,274

Commercial Banking:
Commercial real estate loans	4	—	429	378	1,269	2,076
Commercial loans	8	—	—	963	788	1,751
Total Commercial Banking	12	—	429	1,341	2,057	3,827

Total	22	$486	429	1,958	2,228	5,101

The following table provides information as of June 30, 2015 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the six months ended June 30, 2015 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	4	$74	—	111	45	230
Home equity loans	2	83	—	2	—	85
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	6	157	—	113	45	315

Commercial Banking:
Commercial real estate loans	1	—	—	12	—	12
Commercial loans	1	—	—	294	—	294
Total Commercial Banking	2	—	—	306	—	306

Total	8	$157	—	419	45	621

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the quarter ended June 30, 2016 (dollars in thousands):

	Number of	Type of re-modification
	re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Commercial Banking:
Commercial real estate loans	—	—	—	—	—	—
Commercial loans	3	—	863	—	—	863
Total Commercial Banking	3	—	863	—	—	863

Total	3	$—	863	—	—	863

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the quarter ended June 30, 2015 (dollars in thousands):

	Number of	Type of re-modification
	re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$—	—	—	45	45
Home equity loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	1	—	—	—	45	45

Commercial Banking:
Commercial real estate loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Total Commercial Banking	—	—	—	—	—	—

Total	1	$—	—	—	45	45

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the six months ended June 30, 2016 (dollars in thousands):

	Number of	Type of re-modification
	re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Commercial Banking:
Commercial real estate loans	1	—	—	—	191	191
Commercial loans	3	—	863	—	—	863
Total Commercial Banking	4	—	863	—	191	1,054

Total	4	$—	863	—	191	1,054

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the six months ended June 30, 2015 (dollars in thousands):

	Number of	Type of re-modification
	re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$—	—	—	45	45
Home equity loans	1	83	—	—	—	83
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	2	83	—	—	45	128

Commercial Banking:
Commercial real estate loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Total Commercial Banking	—	—	—	—	—	—

Total	2	$83	—	—	45	128

The following table provides information related to loan payment delinquencies at June 30, 2016 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Total loans receivable	90 Days or greater delinquent and accruing (1)
Originated loans:
Personal Banking:
Residential mortgage loans	$2,468	5,360	14,492	22,320	2,692,974	2,715,294	—
Home equity loans	4,617	1,291	4,545	10,453	1,029,004	1,039,457	—
Consumer loans	6,032	2,068	2,224	10,324	377,789	388,113	—
Total Personal Banking	13,117	8,719	21,261	43,097	4,099,767	4,142,864	—

Commercial Banking:
Commercial real estate loans	3,824	5,623	10,018	19,465	1,960,298	1,979,763	—
Commercial loans	402	2,076	4,566	7,044	409,460	416,504	—
Total Commercial Banking	4,226	7,699	14,584	26,509	2,369,758	2,396,267	—
Total originated loans	17,343	16,418	35,845	69,606	6,469,525	6,539,131	—

Acquired loans:
Personal Banking:
Residential mortgage loans	885	273	554	1,712	40,592	42,304	217
Home equity loans	371	144	877	1,392	121,325	122,717	196
Consumer loans	693	179	175	1,047	157,390	158,437	25
Total Personal Banking	1,949	596	1,606	4,151	319,307	323,458	438

Commercial Banking:
Commercial real estate loans	1,004	3,142	5,226	9,372	374,241	383,613	2,284
Commercial loans	131	353	143	627	48,092	48,719	143
Total Commercial Banking	1,135	3,495	5,369	9,999	422,333	432,332	2,427
Total acquired loans	3,084	4,091	6,975	14,150	741,640	755,790	2,865

Total loans	$20,427	20,509	42,820	83,756	7,211,165	7,294,921	2,865

(1)
Represents acquired loans that were originally recorded at fair value upon acquisition. These loans are considered to be accruing because we can reasonably estimate future cash flows on and expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value and their expected cash flows into interest income.

The following table provides information related to loan payment delinquencies at December 31, 2015 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Total loans receivable	90 Days or greater delinquent and accruing (1)
Originated loans:
Personal Banking:
Residential mortgage loans	$25,503	7,541	15,564	48,608	2,646,568	2,695,176	—
Home equity loans	4,870	1,836	5,251	11,957	1,043,950	1,055,907	—
Consumer loans	6,092	2,340	2,857	11,289	301,085	312,374	—
Total Personal Banking	36,465	11,717	23,672	71,854	3,991,603	4,063,457	—

Commercial Banking:
Commercial real estate loans	22,212	6,875	14,942	44,029	1,891,128	1,935,157	—
Commercial loans	1,703	598	2,449	4,750	356,658	361,408	—
Total Commercial Banking	23,915	7,473	17,391	48,779	2,247,786	2,296,565	—
Total originated loan	60,380	19,190	41,063	120,633	6,239,389	6,360,022	—

Acquired loans:
Personal Banking:
Residential mortgage loans	440	249	786	1,475	44,241	45,716	540
Home equity loans	936	642	861	2,439	128,760	131,199	462
Consumer loans	1,009	181	69	1,259	206,656	207,915	26
Total Personal Banking	2,385	1,072	1,716	5,173	379,657	384,830	1,028

Commercial Banking:
Commercial real estate loans	2,665	1,353	4,089	8,107	408,170	416,277	2,582
Commercial loans	1,165	—	150	1,315	59,677	60,992	140
Total Commercial Banking	3,830	1,353	4,239	9,422	467,847	477,269	2,722
Total acquired loan	6,215	2,425	5,955	14,595	847,504	862,099	3,750

Total	$66,595	21,615	47,018	135,228	7,086,893	7,222,121	3,750
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

The following table sets forth information about credit quality indicators updated during the quarter ended June 30, 2016 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans:
Personal Banking:
Residential mortgage loans	$2,700,637	—	14,657	—	—	2,715,294
Home equity loans	1,032,759	—	6,698	—	—	1,039,457
Consumer loans	386,208	—	1,905	—	—	388,113
Total Personal Banking	4,119,604	—	23,260	—	—	4,142,864

Commercial Banking:
Commercial real estate loans	1,813,712	56,459	109,578	14	—	1,979,763
Commercial loans	361,002	14,725	37,713	3,064	—	416,504
Total Commercial Banking	2,174,714	71,184	147,291	3,078	—	2,396,267
Total originated loans	6,294,318	71,184	170,551	3,078	—	6,539,131

Acquired loans:
Personal Banking:
Residential mortgage loans	40,464	—	1,840	—	—	42,304
Home equity loans	120,251	—	2,466	—	—	122,717
Consumer loans	157,966	—	471	—	—	158,437
Total Personal Banking	318,681	—	4,777	—	—	323,458

Commercial Banking:
Commercial real estate loans	356,871	6,892	19,850	—	—	383,613
Commercial loans	47,176	710	833	—	—	48,719
Total Commercial Banking	404,047	7,602	20,683	—	—	432,332
Total acquired loans	722,728	7,602	25,460	—	—	755,790

Total loans	$7,017,046	78,786	196,011	3,078	—	7,294,921

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2015 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans:
Personal Banking:
Residential mortgage loans	$2,680,562	—	13,274	—	1,340	2,695,176
Home equity loans	1,048,397	—	7,510	—	—	1,055,907
Consumer loans	309,900	—	2,474	—	—	312,374
Total Personal Banking	4,038,859	—	23,258	—	1,340	4,063,457

Commercial Banking:
Commercial real estate loans	1,778,140	46,518	110,384	115	—	1,935,157
Commercial loans	299,455	23,023	37,820	1,110	—	361,408
Total Commercial Banking	2,077,595	69,541	148,204	1,225	—	2,296,565
Total originated loans	6,116,454	69,541	171,462	1,225	1,340	6,360,022

Acquired loans:
Personal Banking:
Residential mortgage loans	44,930	—	786	—	—	45,716
Home equity loans	130,338	—	861	—	—	131,199
Consumer loans	207,846	—	69	—	—	207,915
Total Personal Banking	383,114	—	1,716	—	—	384,830

Commercial Banking:
Commercial real estate loans	392,811	6,872	16,594	—	—	416,277
Commercial loans	59,948	707	337	—	—	60,992
Total Commercial Banking	452,759	7,579	16,931	—	—	477,269
Total acquired loans	835,873	7,579	18,647	—	—	862,099

Total	$6,952,327	77,120	190,109	1,225	1,340	7,222,121

(5)	Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	June 30, 2016	December 31, 2015
Amortizable intangible assets:
Core deposit intangibles — gross	$37,953	30,578
Acquisitions	—	7,375
Less: accumulated amortization	(32,114)	(31,192)
Core deposit intangibles — net	5,839	6,761
Customer and Contract intangible assets — gross	8,496	8,234
Acquisitions	498	262
Less: accumulated amortization	(6,738)	(6,275)
Customer and Contract intangible assets — net	$2,256	2,221

The following table shows the actual aggregate amortization expense for the quarters ended June 30, 2016 and 2015, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended June 30, 2016	$710
For the quarter ended June 30, 2015	269
For the six months ended June 30, 2016	1,385
For the six months ended June 30, 2015	537
For the year ending December 31, 2016	2,716
For the year ending December 31, 2017	2,224
For the year ending December 31, 2018	1,762
For the year ending December 31, 2019	1,300
For the year ending December 31, 2020	837
For the year ending December 31, 2021	462

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community Banking	Consumer Finance	Total
Balance at December 31, 2014	$173,710	1,613	175,323
Goodwill acquired	86,413	—	86,413
Impairment losses	—	—	—
Balance at December 31, 2015	260,123	1,613	261,736
Goodwill acquired	404	—	404
Impairment losses	—	—	—
Balance at June 30, 2016	$260,527	1,613	262,140

We are in the process of performing our annual goodwill impairment test as of June 30, 2016 and do not anticipate that goodwill will be impaired. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2015 Annual Report on Form 10-K for a description of our testing procedures.

(6)	Guarantees

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures.  Collateral may be obtained based on management’s credit assessment of the customer.  At June 30, 2016, the maximum potential amount of future payments we could be required to make under these standby letters of credit was $33.4 million, of which $24.7 million is fully collateralized.  At June 30, 2016, we had a liability, which represents deferred income, of $301,000 related to the standby letters of credit.  There are no recourse provisions that would enable us to recover any amounts from third parties.

(7)	Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All stock options outstanding during the quarter ended June 30, 2016 were included in the computation of diluted earnings per share because the options’ exercise price was less than the average market price of the common shares of $14.15. Stock options to purchase 1,711,080 shares of common stock with a weighted average exercise price of $12.64 per share were outstanding during the quarter ended June 30, 2015 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares of $12.32. Stock options to purchase 723,459 shares of common stock with a weighted average exercise price of $14.15 per share were outstanding during the six months ended June 30, 2016 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares of $13.43. Stock options to purchase 4,344,225 shares of common stock with a weighted average exercise price of $12.42 per share were outstanding during the six months ended June 30, 2015 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares of $12.11.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Reported net income/ (loss)	$(7,008)	15,305	10,976	31,475

Weighted average common shares outstanding	99,177,609	91,538,172	99,033,676	91,585,766
Dilutive potential shares due to effect of stock options	1,065,833	459,833	778,049	364,450
Total weighted average common shares and dilutive potential shares	100,243,442	91,998,005	99,811,725	91,950,216

Basic earnings/ (loss) per share:	$(0.07)	0.17	0.11	0.34

Diluted earnings/ (loss) per share:	$(0.07)	0.17	0.11	0.34

(8)	Pension and Other Post-retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post retirement healthcare plans for the periods indicated (in thousands):

Components of net periodic benefit cost

	Quarter ended June 30,
	Pension benefits		Other post-retirement benefits
	2016	2015	2016	2015
Service cost	$1,374	1,430	—	—
Interest cost	1,695	1,531	18	15
Expected return on plan assets	(2,475)	(2,593)	—	—
Amortization of prior service cost	(580)	(581)	—	—
Amortization of the net loss	928	925	22	15
Net periodic (benefit)/ cost	$942	712	40	30

	Six months ended June 30,
	Pension benefits		Other post-retirement benefits
	2016	2015	2016	2015
Service cost	$2,748	2,860	—	—
Interest cost	3,391	3,062	35	30
Expected return on plan assets	(4,949)	(5,186)	—	—
Amortization of prior service cost	(1,161)	(1,162)	—	—
Amortization of the net loss	1,855	1,850	45	30
Net periodic (benefit)/ cost	$1,884	1,424	80	60

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At June 30, 2016 and December 31, 2015, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at June 30, 2016 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$311,431	311,431	311,431	—	—
Securities available-for-sale	705,297	705,297	3,723	692,855	8,719
Securities held-to-maturity	25,144	25,978	—	25,978	—
Loans receivable, net	7,234,140	7,634,998	39,942	—	7,595,056
Accrued interest receivable	20,713	20,713	20,713	—	—
FHLB Stock	40,321	40,321	—	—	—
Total financial assets	$8,337,046	8,738,738	375,809	718,833	7,603,775

Financial liabilities:
Savings and checking deposits	$5,039,713	5,039,713	5,039,713	—	—
Time deposits	1,596,288	1,613,089	—	—	1,613,089
Borrowed funds	959,969	959,838	139,652	—	820,186
Junior subordinated debentures	111,213	114,577	—	—	114,577
Cash flow hedges - swaps	4,236	4,236	—	4,236	—
Accrued interest payable	737	737	737	—	—
Total financial liabilities	$7,712,156	7,732,190	5,180,102	4,236	2,547,852

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both June 30, 2016 and December 31, 2015.  There were no transfers of financial instruments between Level 1 and Level 2 during the nine months ended June 30, 2016.

The following table represents assets and liabilities measured at fair value on a recurring basis at June 30, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Equity securities	$3,723	—	—	3,723

Debt securities:
U.S. government and agencies	—	9	—	9
Government sponsored enterprises	—	179,893	—	179,893
States and political subdivisions	—	77,343	—	77,343
Corporate	—	8,134	8,719	16,853
Total debt securities	—	265,379	8,719	274,098

Residential mortgage-backed securities:
GNMA	—	24,935	—	24,935
FNMA	—	88,878	—	88,878
FHLMC	—	44,528	—	44,528
Non-agency	—	594	—	594
Collateralized mortgage obligations:
GNMA	—	8,561	—	8,561
FNMA	—	110,365	—	110,365
FHLMC	—	140,047	—	140,047
SBA	—	7,365	—	7,365
Non-agency	—	2,203	—	2,203
Total mortgage-backed securities	—	427,476	—	427,476

Interest rate swaps	—	(4,236)	—	(4,236)

Total assets and liabilities	$3,723	688,619	8,719	701,061

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Equity securities	$1,894	—	—	1,894

Debt securities:
U.S. government and agencies	—	11	—	11
Government sponsored enterprises	—	294,440	—	294,440
States and political subdivisions	—	82,868	—	82,868
Corporate	—	7,520	8,955	16,475
Total debt securities	—	384,839	8,955	393,794

Residential mortgage-backed securities:
GNMA	—	27,082	—	27,082
FNMA	—	99,170	—	99,170
FHLMC	—	50,369	—	50,369
Non-agency	—	606	—	606
Collateralized mortgage obligations:
GNMA	—	10,669	—	10,669
FNMA	—	122,528	—	122,528
FHLMC	—	157,378	—	157,378
SBA	—	8,166	—	8,166
Non-agency	—	2,749	—	2,749
Total mortgage-backed securities	—	478,717	—	478,717

Interest rate swaps	—	(4,276)	—	(4,276)

Total assets and liabilities	$1,894	859,280	8,955	870,129
The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Quarter ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Beginning balance	$8,590	10,306	8,955	10,597

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	—	—	—
Included in other comprehensive income	129	(1,083)	(236)	(1,374)

Purchases	—	—	—	—
Sales	—	—	—	—
Transfers in to Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance	$8,719	9,223	8,719	9,223

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment, mortgage servicing rights, and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at June 30, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans measured for impairment	$—	—	51,695	51,695

Mortgage servicing rights	$—	—	40	40

Real estate owned	—	—	4,950	4,950

Total assets	$—	—	56,685	56,685

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

Impaired loans — A loan is considered to be impaired as described in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2015 Annual Report on Form 10-K. We classify loans individually evaluated for impairment that require a specific reserve as nonrecurring Level 3.

Mortgage servicing rights - Mortgage servicing rights represent the value of servicing residential mortgage loans, when the mortgage loans have been sold into the secondary market and the associated servicing has been retained. The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. Servicing rights and the related mortgage loans are segregated into categories or homogeneous pools based upon common characteristics. Adjustments are only made when the estimated discounted future cash flows are less than the carrying value, as determined by individual pool. As such, mortgage servicing rights are classified as nonrecurring Level 3.

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

The table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2016 (dollar amounts in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Debt securities	$8,719	Discounted cash	Discount margin	0.4% to 2.1% (0.7%)
		flow	Default rates	1.0%
			Prepayment speeds	1.0 annually

Loans measured for impairment	51,695	Appraisal value (1)	Estimated cost to sell	10.0%
		Discounted cash flow	Discount rate	3.8% to 20.0% (11.0%)

Mortgage servicing rights	40	Discounted cash	Annual service cost	$80
		flow	Prepayment rates	7.3% to 8.4% (7.9%)
			Expected life (months)	64.2 to 67.3 (65.5)
			Option adjusted spread	800 basis points
			Forward yield curve	0.5% to 1.7% (1.0%)

Real estate owned	4,950	Appraisal value (1)	Estimated cost to sell	10.0%

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

As a result of the LNB acquisition we acquired two statutory business trusts: LNB Trust I and LNB Trust II; both are Delaware statutory business trusts.  The outstanding stock issued by LNB Trust I was redeemed on December 15, 2015. At June 30, 2016, LNB Trust II had 7,875 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $7,875,000) with a stated maturity of June 15, 2037. These securities carry a fixed interest rate of 6.64% through June 15, 2017, then becomes a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.48%.  LNB Trust II invested the proceeds of the offerings in junior subordinated deferrable interest debentures acquired by the Company.  The structure of these debentures mirrors the structure of the trust-preferred securities. LNB Trust II holds $8,119,000 of junior subordinated debentures. The subordinated debentures are the sole assets of the Trusts. Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts.

We are currently a counterparty to two interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV.  The first swap modifies the re-pricing characteristics of Trust III, wherein for a ten year period expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The other swap modifies the re-pricing characteristics of Trust IV, wherein for a ten year period expiring in December 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contracts is not significant.  At June 30, 2016, $4.7 million of cash was pledged as collateral to the counterparty.

At June 30, 2016, the fair value of the swap agreements was $(4.2) million and was the amount we would have expected to pay if the contracts were terminated.  There was no material hedge ineffectiveness for these swaps.

The following table shows liability derivatives, included in other liabilities, at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Fair value	$4,236	4,276
Notional amount	50,000	50,000
Collateral posted	4,705	4,705

(11)	Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of June 30, 2016 we have not accrued for any legal proceedings based on our analysis of currently available information which is subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances.  Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(12)	Changes in Accumulated Other Comprehensive Income/ (Loss)

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended June 30, 2016
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2016	$6,817	(2,919)	(24,856)	(20,958)
Other comprehensive income before reclassification adjustments	1,027	166	—	1,193
Amounts reclassified from accumulated other comprehensive income (1), (2)	22	—	226	248

Net other comprehensive income	1,049	166	226	1,441

Balance as of June 30, 2016	$7,866	(2,753)	(24,630)	(19,517)

	For the quarter ended June 30, 2015
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2015	$6,345	(4,034)	(23,534)	(21,223)

Other comprehensive income before reclassification adjustments	(1,788)	488	—	(1,300)
Amounts reclassified from accumulated other comprehensive income (3), (4)	(279)	—	219	(60)

Net other comprehensive income/ (loss)	(2,067)	488	219	(1,360)

Balance as of June 30, 2015	$4,278	(3,546)	(23,315)	(22,583)

(1)	Consists of realized loss on securities (gain on sales of investments, net) of $(36), net of tax (income tax expense) of $14.

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $580 and amortization of net loss (compensation and employee benefits) of $(950), net of tax (income tax expense) of $144.  See note 8.

(3)	Consists of realized gains on securities (gain on sales of investments, net) of $458, net of tax (income tax expense) of $(179).

(4)
Consists of amortization of prior service cost (compensation and employee benefits) of $581 and amortization of net loss (compensation and employee benefits) of $(940), net of tax (income tax expense) of $140.  See note 8.

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the six months ended June 30, 2016
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2015	$3,325	(2,779)	(25,081)	(24,535)
Other comprehensive income before reclassification adjustments	4,502	26	—	4,528
Amounts reclassified from accumulated other comprehensive income (1), (2)	39	—	451	490

Net other comprehensive income	4,541	26	451	5,018

Balance as of June 30, 2016	$7,866	(2,753)	(24,630)	(19,517)

	For the six months ended June 30, 2015
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2014	$3,461	(4,078)	(23,753)	(24,370)

Other comprehensive income before reclassification adjustments	1,164	532	—	1,696
Amounts reclassified from accumulated other comprehensive income (3), (4)	(347)	—	438	91

Net other comprehensive income	817	532	438	1,787

Balance as of June 30, 2015	$4,278	(3,546)	(23,315)	(22,583)

(1)	Consists of realized gains on securities (gain on sales of investments, net) of $(64), net of tax (income tax expense) of $25.

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $1,161 and amortization of net loss (compensation and employee benefits) of $(1,900), net of tax (income tax expense) of $288. See note 8.

(3)	Consists of realized gains on securities (gain on sales of investments, net) of $569, net of tax (income tax expense) of $(222).

(4)
Consists of amortization of prior service cost (compensation and employee benefits) of $1,162 and amortization of net loss (compensation and employee benefits) of $(1,880), net of tax (income tax expense) of $280. See note 8.

(13)    Subsequent events

As was previously announced, on April 28, 2016, Northwest signed a definitive agreement to acquire 18 Western New York bank branches with deposits of approximately $1.700 billion from First Niagara Bank N.A., subject to the closing of the KeyCorp/First Niagara Financial Group, Inc. merger. First Niagara Bank N.A., will be a wholly owned subsidiary of KeyCorp at the time of closing. The premium to be paid on the deposits to be transferred is 4.5%. In addition to receiving approximately $1.000 billion in cash from the transaction, Northwest will acquire approximately $511.0 million of performing business and personal loans.

The First Niagara branches are being sold in connection with First Niagara Financial Group, Inc pending acquisition by KeyCorp. The divestitures have been approved by the United States Department of Justice and the Federal Reserve Board following a customary anti-trust review. The transaction has received approvals from each party’s board of directors and the necessary regulatory approval and remains subject to other customary closing conditions. Pending such completion, the transaction is expected to close on September 9, 2016.

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

Important factors that might cause such a difference include, but are not limited to:

•	changes in laws, government regulations or policies affecting financial institutions, including regulatory fees and capital requirements;

•	general economic conditions, either nationally or in our market areas, that are different than expected;

•	competition among other financial institutions and non-depository entities;

•	inflation and changes in the interest rate environment that impact our margins or the fair value of financial instruments;

•	adverse changes in the securities markets;

•	cyber security concerns, including an interruption or breach in the security of our information systems;

•	our ability to enter new markets successfully, capitalize on growth opportunities;

•	managing our internal growth and our ability to successfully integrate acquired entities, businesses and branch offices;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to continue to increase and manage our business and personal loans;

•	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;

•	the impact of the economy on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;

•	our ability to receive regulatory approvals for proposed transactions or new lines of business:

•	the impact of the current governmental effort to restructure the U.S. financial and regulatory system;

•	changes in the financial performance and/or condition of our borrowers; and

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

Overview of Critical Accounting Policies Involving Estimates

Please refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2015 Annual Report on Form 10-K.

Executive Summary and Comparison of Financial Condition

Total assets at June 30, 2016 were $8.964 billion, an increase of $12.1 million, or 0.1%, from $8.952 billion at December 31, 2015.  This increase in assets was due primarily to increases in interest-earning deposits in other financial institutions of $148.6 million, or 199.4%, and net loans receivable of $74.7 million, or 1.0%. Partially offsetting these increases was a $175.7 million, or 19.4%, decrease in marketable securities.

Total loans receivable increased by $72.8 million, or 1.0%, to $7.295 billion at June 30, 2016, from $7.222 billion at December 31, 2015. Loans funded during the six months ended June 30, 2016, of $1.336 billion exceeded loan maturities, principal repayments and mortgage loan sales of $1.256 billion. Our commercial banking loan portfolio increased by $54.8 million, or 2.0%, to $2.829 billion at June 30, 2016 from $2.774 billion at December 31, 2015, as we continue to emphasize the origination of commercial and commercial real estate loans. Additionally, our personal banking loan portfolio increased by $18.0 million, or

0.4%, to $4.466 billion at June 30, 2016 from $4.448 billion at December 31, 2015.  This increase is primarily attributable to an increase in consumer loans of $26.3 million as a result of the success of our indirect automobile lending division.

Total deposits increased by $23.4 million, or 0.4%, to $6.636 billion at June 30, 2016 from $6.613 billion at December 31, 2015. All deposit types increased with the exception of time deposits. Noninterest-bearing demand deposits increased by $11.8 million, or 1.0%, to $1.189 billion at June 30, 2016 from $1.177 billion at December 31, 2015. Interest-bearing demand deposits increased by $30.5 million, or 2.8%, to $1.111 billion at June 30, 2016 from $1.080 billion at December 31, 2015. Savings deposits increased by $58.9 million, or 4.3%, to $1.445 billion at June 30, 2016 from $1.386 billion at December 31, 2015.  Money market demand accounts increased by $20.6 million, or 1.6%, to $1.295 billion at June 30, 2016 from $1.275 billion at December 31, 2015. Partially offsetting these increases was a decrease in time deposits of $98.4 million, or 5.8%, to $1.596 billion at June 30, 2016 from $1.695 billion at December 31, 2015. We believe the increase in more liquid deposit accounts is due primarily to customers’ continued reluctance to lock in time deposits at these historically low rates and our emphasis on attracting low-cost fee-based deposits.

Borrowed funds decreased by $15.0 million, or 1.5%, to $960.0 million at June 30, 2016, from $975.0 million at December 31, 2015. This decrease is due to the repayment and maturity of $750.0 million of FHLB long-term borrowings. These long-term borrowings were refinanced with lower cost short-term borrowings, in anticipation of the pending acquisition of 18 community banking offices from First Niagara, which lead to an increase of $670.0 million and $44.0 million in FHLB short-term and overnight advances, respectively. Also offsetting this decrease was an increase of $20.4 million in collateralized borrowings.

Total shareholders’ equity at June 30, 2016 was $1.155 billion, or $11.28 per share, a decrease of $7.7 million, or 0.7%, from $1.163 billion, or $11.42 per share, at December 31, 2015.  This decrease in equity was primarily the result of the payment of cash dividends of $29.9 million and the repurchase of 145,900 shares of common stock for $1.8 million during the six months ended June 30, 2016. Partially offsetting these decreases were net income of $11.0 million and a decrease in accumulated other comprehensive loss of $5.0 million due to an improvement in the net unrealized gain of the investment securities portfolio during the quarter ended June 30, 2016.

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

	At June 30, 2016
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,086,090	16.325%	573,820	8.625%	706,880	10.625%
Northwest Bank	1,017,718	15.324%	572,805	8.625%	705,629	10.625%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,025,142	15.409%	440,760	6.625%	573,820	8.625%
Northwest Bank	956,931	14.409%	439,980	6.625%	572,805	8.625%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	917,267	13.787%	340,966	5.125%	474,025	7.125%
Northwest Bank	956,931	14.409%	340,362	5.125%	473,186	7.125%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,025,142	11.844%	346,206	4.000%	432,757	5.000%
Northwest Bank	956,931	11.045%	346,571	4.000%	433,214	5.000%
(1) Amounts and ratios include the current capital conservation buffer of 0.625%, with the exception of Tier 1 capital to average assets.

	At December 31, 2015
			Minimum capital		Well capitalized
	Actual		requirements		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,102,468	16.63%	530,257	8.00%	662,821	10.00%
Northwest Bank	1,006,230	15.20%	529,498	8.00%	661,872	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,039,574	15.68%	397,693	6.00%	530,257	8.00%
Northwest Bank	943,554	14.26%	397,123	6.00%	529,498	8.00%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	931,699	14.06%	298,269	4.50%	430,834	6.50%
Northwest Bank	943,554	14.26%	297,843	4.50%	430,217	6.50%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,039,574	11.96%	347,582	4.00%	434,477	5.00%
Northwest Bank	943,554	10.87%	347,063	4.00%	433,829	5.00%

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at June 30, 2016 was 11.1%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments.  At June 30, 2016 Northwest had $2.224 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, which is fully utilized at June 30, 2016, as well as $117.2 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

Dividends

We paid $15.0 million and $12.9 million in cash dividends during the quarters ended June 30, 2016 and 2015, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income/ (loss) per share) was (214.3%) and 82.4% for the quarters ended June 30, 2016 and 2015, respectively, on regular dividends of $0.15 per share for the quarter ended June 30, 2016 and on regular dividends of $0.14 per share for the quarter ended June 30, 2015. We paid $29.9 million and $25.9 million in cash dividends during the quarters ended June 30, 2016 and 2015, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 272.7% and 82.4% for the quarters ended June 30, 2016 and 2015, respectively, on regular dividends of $0.30 per share for the quarter ended June 30, 2016 and on regular dividends of $0.28 per share for the quarter ended June 30, 2015. On July 20, 2016, the Board of Directors declared a dividend of $0.15 per share payable on August 18, 2016 to shareholders of record as of August 4, 2016.  This represents the 87th consecutive quarter we have paid a cash dividend.

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

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans 90 days or more delinquent:
Residential mortgage loans	$14,829	$15,810
Home equity loans	5,226	5,650
Consumer loans	2,374	2,900
Commercial real estate loans	12,960	16,449
Commercial loans	4,566	2,459
Total loans 90 days or more delinquent	$39,955	$43,268
Total real estate owned (REO)	4,950	8,725
Total nonaccrual loans 90 days or more delinquent and REO	44,905	51,993
Total nonaccrual loans 90 days or more delinquent to net loans receivable	0.55%	0.60%
Total nonaccrual loans 90 days or more delinquent and REO to total assets	0.50%	0.58%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more delinquent	39,955	43,268
Nonaccrual loans - loans less than 90 days delinquent	35,923	28,394
Loans 90 days or more past maturity and still accruing	472	1,334
Total nonperforming loans	76,350	72,996
Total nonperforming assets	$81,300	81,721
Nonaccrual troubled debt restructured loans (1)	$18,098	21,118
Accruing troubled debt restructured loans	31,015	29,997
Total troubled debt restructured loans	$49,113	51,115

(1)	Included in nonaccurual loans above.

At June 30, 2016, we expect to fully collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent. As a result, we do not consider these loans that are 90 days or more delinquent to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount, which total $2.9 million at June 30, 2016.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment. Impaired loans at June 30, 2016 and December 31, 2015 were $109.0 million and $117.9 million, respectively.

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses, which the Credit Committee assesses regularly for appropriateness.  As part of the analysis as of June 30, 2016, we considered the economic conditions in our markets, such as unemployment and bankruptcy levels as well as changes in estimates of real estate collateral values.  In addition, we considered the overall trends in asset quality, specific reserves already established for criticized loans, historical loss rates and collateral valuations.  As a result of this analysis, the allowance for loan losses decreased by $1.9 million, or 3.0%, to $60.8 million, or 0.83% of total loans at June 30, 2016 from $62.7 million, or 0.87% of total loans, at December 31, 2015.  This decrease is primarily attributable to the charge-off of $1.4 million of residential mortgage loans that were fully reserved.

We also consider how the levels of non-accrual loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Nonaccrual loans of $75.9 million or 1.05% of total loans receivable at June 30, 2016 increased by $4.2 million, or 5.9%, from $71.7 million, or 1.01% of total loans receivable, at December 31, 2015. As a percentage of average loans, annualized net charge-offs decreased to 0.21% for the six months ended June 30, 2016 compared to 0.23% for the year ended December 31, 2015.

Comparison of Operating Results for the Quarters Ended June 30, 2016 and 2015

The Company experienced a net loss for the quarter ended June 30, 2016 of $7.0 million, or $0.07 per diluted share, due primarily to a $37.0 million prepayment penalty for strategically refinancing $715.0 million of term FHLB borrowings with short-term advances in anticipation of the funds to be received from the acquisition of 18 First Niagara offices and $1.700 billion of deposits in the third quarter of 2016. This loss was a decrease of $22.3 million, or 145.8%, from net income of $15.3 million, or $0.17 per diluted share, for the quarter ended June 30, 2015.  The decrease in net income also resulted from an increase in noninterest expense of $48.2 million, or 87.3% and an increase in the provision for loan losses of $3.1 million or 299.9%. Partially offsetting these factors were increases in net interest income of $14.5 million, or 23.3%, noninterest income of $3.8 million, or 22.7%, and a decrease in income tax expense of $10.7million, or 148.4%.  Annualized, net income/ (loss) for the quarter ended June 30, 2016 represents returns on average equity and average assets of (2.44%) and (0.32%), respectively, compared to 5.77% and 0.78% for the same quarter last year.  A further discussion of significant changes follows.

Interest Income

Total interest income increased by $10.7 million, or 14.1%, to $86.7 million for the quarter ended June 30, 2016 from $76.0 million for the quarter ended June 30, 2015. This increase is the result of an increase in the average balance of interest earning assets of $783.7 million, or 10.7%, to $8.126 billion for the quarter ended June 30, 2016 from $7.343 billion for the quarter ended June 30, 2015 and an increase in the average yield earned on interest earning assets to 4.29% for the quarter ended June 30, 2016 from 4.15% for the quarter ended June 30, 2015.

Interest income on loans receivable increased by $11.6 million, or 16.4%, to $82.6 million for the quarter ended June 30, 2016 from $71.0 million for the quarter ended June 30, 2015.  This increase in interest income on loans receivable can be attributed to an increase in the average balance of loans receivable of $1.200 billion, or 19.5%, to $7.257 billion for the quarter ended June 30, 2016 from $6.074 billion for the quarter ended June 30, 2015.  This increase is due primarily to the addition of $928.1 million of loan balances, at fair value, from the LNB acquisition. Also contributing to this increase was internal loan growth of $415.0 million during the past year due to continued success in growing commercial banking relationships and our indirect automobile lending portfolio. Partially offsetting this increase was a decline in the average yield on loans receivable which decreased to 4.58% for the quarter ended June 30, 2016 from 4.69% for the quarter ended June 30, 2015.  The decline in average yield is due primarily to the historically low level of market interest rates, as well as the overall lower average yield from the LNB portfolio.

Interest income on mortgage-backed securities remained flat at $2.1 million for the quarters ended June 30, 2016 and 2015.  The average yield of mortgage-backed securities increased to 1.85% for the quarter ended June 30, 2016 from 1.72% for the quarter ended June 30, 2015 due to the LNB portfolio having higher yields than our existing portfolio. Offsetting this increase was a decrease in the average balance of mortgage-backed securities of $19.4 million, or 4.1%, to $458.4 million for the quarter ended June 30, 2016 from $477.8 million for the quarter ended June 30, 2015 despite the addition of $109.4 million, at fair value, of mortgage-backed security balances from the LNB acquisition. The cash flows from our existing portfolio were redirected to fund loan growth.

Interest income on investment securities decreased by $809,000, or 35.6%, to $1.5 million for the quarter ended June 30, 2016 from $2.3 million for the quarter ended June 30, 2015. This decrease is the result of decreases in both the average balance and average yield.  The average balance of investment securities decreased by $169.1 million, or 35.0%, to $313.6 million for the quarter ended June 30, 2016 from $482.7 million for the quarter ended June 30, 2015.  This decrease is due primarily to the maturity or call of municipal and government agency securities. The cash flows from our existing portfolio were redirected to fund loan growth and payoff FHLB advances. Partially offsetting this decrease was the addition of $74.7 million, at fair value, of municipal and government agency security balances from the LNB acquisition. The average yield of investment securities decreased slightly to 1.87% for the quarter ended June 30, 2016 from 1.88% for the quarter ended June 30, 2015.

Dividends on FHLB stock decreased by $74,000, or 15.6%, to $401,000 for the quarter ended June 30, 2016 from $475,000 for the quarter ended June 30, 2015. This decrease is attributable to decreases in both the average balance and average yield. The average yield of FHLB stock decreased to 4.84% for the quarter ended June 30, 2016 from 5.35% for the quarter ended June 30, 2015. Additionally, the average balance of FHLB stock decreased by $2.3 million, or 6.5% to $33.3 million for the quarter ended June 30, 2016 from $35.6 million for the quarter ended June 30, 2015. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits decreased by $110,000, or 61.1%, to $70,000 for the quarter ended June 30, 2016 from $180,000 for the quarter ended June 30, 2015.  This decrease is due to a decrease in the average balance of $208.7 million, or 76.5%, to $64.0 million for the quarter ended June 30, 2016 from $272.7 million for the quarter ended June 30, 2015, due to the utilization of cash to payoff FHLB advances, fund loan growth, and fund the purchase of LNB. Partially offsetting this decrease was an increase in the average yield on interest-earning deposits to 0.43% for the quarter ended June 30, 2016 from 0.26% for the quarter ended June 30, 2015, as a result of the 25 basis point increase in December 2015 of the Federal Funds rate targeted by the Federal Reserve Bank.

Interest Expense

Interest expense decreased by $3.8 million, or 27.4%, to $10.0 million for the quarter ended June 30, 2016 from $13.8 million for the quarter ended June 30, 2015.  This decrease in interest expense was due primarily to a decrease in the average cost of interest-bearing liabilities, which decreased to 0.63% for the quarter ended June 30, 2016 from 0.96% for the quarter ended June 30, 2015. This decrease is due primarily to the replacement of approximately $715.0 million of long-term FHLB advances with lower cost short-term FHLB advances in anticipation of the pending acquisition of 18 First Niagara community banking offices scheduled to close in the third quarter of 2016. Additionally, the average cost of each deposit type declined from the prior year in this low interest rate environment. Partially offsetting the decrease in cost was an increase in the average balance of $591.6 million, or 10.2%, to $6.365 billion for the quarter ended June 30, 2016 from $5.773 billion for the quarter ended June 30, 2015. This increase was due primarily to the addition of $1.017 billion, at fair value, of deposit balances from the LNB acquisition.

Net Interest Income

Net interest income increased by $14.5 million, or 23.3%, to $76.7 million for the quarter ended June 30, 2016 from $62.2 million for the quarter ended June 30, 2015.  This increase is attributable to the factors discussed above. Redirecting existing funds and cash flow from investment securities to fund the LNB acquisition, which provided $1.140 billion of interest-earning assets, fund loan growth, and the repayment/ refinance long-term FHLB borrowings, improved our net interest spread and margin.  Our net interest rate spread increased to 3.66% for the quarter ended June 30, 2016 from 3.19% for the quarter ended June 30, 2015 and our net interest margin increased to 3.77% for the quarter ended June 30, 2016 from 3.39% for the quarter ended June 30, 2015.

Provision for Loan Losses

The provision for loan losses increased by $3.1 million, or 299.9%, to $4.2 million for the quarter ended June 30, 2016 from $1.1 million for the quarter ended June 30, 2015.  This increase is due primarily to the downgrade of three commercial loans requiring an additional $1.7 million of combined reserves. However, the percentage of classified loans to total loans decreased to 2.73% at June 30, 2016 from 3.12% million at June 30, 2015.  In addition, annualized net charge-offs decreased for the quarter ended June 30, 2016 to 0.31% of total loans compared to 0.61% for the quarter ended June 30, 2015.

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

Noninterest Income

Noninterest income increased by $3.8 million, or 22.7%, to $20.3 million for the quarter ended June 30, 2016 from $16.5 million for the quarter ended June 30, 2015. The increase is primarily attributable to increases in service charges and fees, gain on sale of real estate owned, and insurance commission income. Service charges and fees increased by $1.4 million, or 15.2%, to $10.6 million for the quarter ended June 30, 2016 from $9.2 million for the quarter ended June 30, 2015 due primarily to the growth in checking accounts from both the LNB acquisition and the successful execution of internal growth initiatives. Also contributing to the increase in noninterest income was an increase in gain on sale of real estate owned of $652,000, as we recognized a net gain of $111,000 for the quarter ended June 30, 2016 compared to a net loss of $541,000 for the same quarter last year. Additionally, insurance commission income increased by $558,000, or 25.2%, for the quarter ended June 30, 2016 compared to the same quarter last year as acquired companies and commercial banking referrals continue to generate additional revenue.

Noninterest Expense

Noninterest expense increased by $48.2 million, or 87.3%, to $103.3 million for the quarter ended June 30, 2016 from $55.1 million for the quarter ended June 30, 2015.  This increase is primarily the result of the FHLB prepayment penalty and, to a lesser extent, increases in compensation and employee benefits, restructuring and acquisition expense, and processing expenses. During the quarter ended June 30, 2016, we replaced long-term FHLB advances with lower cost short-term advances incurring a $37.0 million prepayment penalty. This refinancing was done in anticipation of the pending acquisition of 18 First Niagara community banking offices with deposits of approximately $1.700 billion. Compensation and employee benefits increased by $5.4 million, or 18.8%, to $34.3 million for the quarter ended June 30, 2016 from $28.9 million for the quarter ended June 30, 2015.  This increase is due primarily to the addition of lending and credit staff and the employees retained from the LNB acquisition. Restructuring and acquisition expense increased by $2.9 million to $3.4 million for the quarter ended June 30, 2016 from $467,000 for the quarter ended June 30, 2015. This increase is due primarily to restructuring costs of $2.8 million associated with the consolidation of 24 community banking offices. Processing expenses increased by $780,000, or 10.6%, to $8.2 million for the quarter ended June 30, 2016 from $7.4 million for the quarter ended June 30, 2015, due primarily to the acquisition of LNB, as well as technology upgrades. Also contributing to the increase in noninterest expense was an increase in office operations of $438,000, or 15.1%, and occupancy costs of $376,000, or 6.4%, for the quarter ended June 30, 2016, due primarily to the acquisition of LNB.

Income Taxes

The provision for income taxes decreased by $10.7 million, or 148.4%, to ($3.5) million for the quarter ended June 30, 2016 from $7.2 million for the quarter ended June 30, 2015.  This decrease in income tax expense is primarily the result of a decrease in pretax income of $33.0 million, or 146.6%. We anticipate our effective tax rate to be between 28.0% and 30.0% for all of 2016.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

Net income for the six months ended June 30, 2016 was $11.0 million, or $0.11 per diluted share, a decrease of $20.5 million, or 65.1%, from $31.5 million, or $0.34 per diluted share, for the six months ended June 30, 2015.  The decrease in net income resulted from increases in noninterest expense of $57.7 million, or 53.0%, and provision for loan losses of $3.9 million, or 200.5%. Partially offsetting these factors were increases in net interest income of $23.1 million, or 18.4%, and noninterest income of $8.6 million, or 27.5%, as well as a decrease in income tax expense of of $9.4 million, or 67.3%. Annualized, net income for the six months ended June 30, 2016 represents returns on average equity and average assets of 1.90% and 0.25%, respectively, compared to 5.97% and 0.81% for the six months ended June 30, 2015.  A discussion of significant changes follows.

Interest Income

Total interest income increased by $19.1 million, or 12.5%, to $172.0 million for the six months ended June 30, 2016 from $152.9 million for the six months ended June 30, 2015. This increase is the result of increases in both the average balance of and average yield earned on interest earning assets. The average balance of interest earning assets increased by $831.7 million, or 11.4%, to $8.143 billion for the six months ended June 30, 2016 from $7.311 billion for the six months ended June 30, 2015. Additionally, the average yield on interest-earning assets increased to 4.25% for the six months ended June 30, 2016 from 4.18% for the six months ended June 30, 2015.

Interest income on loans receivable increased by $21.7 million, or 15.3%, to $163.4 million for the six months ended June 30, 2016 from $141.7 million for the six months ended June 30, 2015.  This increase in interest income on loans receivable can be attributed to an increase in the average balance of loans receivable of $1.191 billion, or 19.7%, to $7.238 billion for the six months ended June 30, 2016 from $6.047 billion for the six months ended June 30, 2015. This increase is due primarily to the addition of $928.1 million of loan balances, at fair value, from the LNB acquisition. Also contributing to this increase was internal loan growth of $415.0 million during the past year due to continued success in growing commercial banking relationships and our indirect automobile lending portfolio. Partially offsetting this increase was a decline in the average yield on loans receivable which decreased to 4.54% for the six months ended June 30, 2016 from 4.73% for the six months ended June 30, 2015. The decline in average yield is due primarily to the continued historically low level of market interest rates, as well as the overall lower yield of the LNB portfolio.

Interest income on mortgage-backed securities remained flat at $4.3 million for the six months ended June 30, 2016 and 2015. The average balance of mortgage-backed securities decreased by $18.9 million, or 3.8%, to $473.3 million for the six months ended June 30, 2016 from $492.2 million for the six months ended June 30, 2015 despite the addition of $109.4 million, at fair value, of mortgage-backed security balances from the LNB acquisition. The cash flow from these securities was redirected to fund the LNB acquisition, payoff FHLB advances, and fund loan growth.  Partially offsetting this decrease was an increase in the average yield on mortgage-backed securities to 1.84% for the six months ended June 30, 2016 from 1.74% for the six months ended June 30, 2015 due to the acquisition of the higher yielding LNB portfolio.

Interest income on investment securities decreased by $1.5 million, or 30.9%, to $3.2 million for the six months ended June 30, 2016 from $4.7 million for the six months ended June 30, 2015. This decrease is the result of decreases in both the average balance and average yield. The average balance of investment securities decreased by $133.8 million, or 27.6%, to $350.6 million for the six months ended June 30, 2016 from $484.4 million for the six months ended June 30, 2015.  This decrease is due primarily to the maturity or call of municipal and government agency securities and the use of these proceeds to fund the LNB acquisition, pay off FHLB advances, and fund loan growth. The average yield on investment securities decreased to 1.84% for the six months ended June 30, 2016 from 1.93% for the six months ended June 30, 2015.  This decrease is primarily the result of higher rate, tax-free, municipal securities maturing or being called and, if replaced, being replaced by lower yielding, shorter duration government agency securities.

Dividends on FHLB stock decreased by $1.0 million, or 53.8%, to $868,000 for the six months ended June 30, 2016 from $1.9 million for the six months ended June 30, 2015. This decrease is due a $1.0 million special dividend paid in the first quarter of 2015.  Additionally, the average balance decreased by $672,000, or 1.9%, to $35.2 million for the six months ended June 30, 2016 from $35.9 million for the six months ended June 30, 2015. Partially offsetting these factors was an increase in the average yield, exclusive of the special dividend, to 4.96% for the six months ended June 30, 2016 from 4.71% for the six months ended June 30, 2015. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits decreased by $190,000, or 59.6%, to $129,000 for the six months ended June 30, 2016 from $319,000 for the six months ended June 30, 2015.  This decrease is due to a decrease in the average balance of $206.3 million, or 81.8%, to $45.9 million for the six months ended June 30, 2016 from $252.2 million for the six months ended June 30, 2015, due to the utilization of cash for the LNB acquisition, to pay off FHLB advances, and fund loan growth.  Partially offsetting this decrease was an increase in the average yield on interest-earning deposits to 0.56% for the six months ended June 30, 2016 from 0.25% for the six months ended June 30, 2015, as a result of the 25 basis point increase in December 2015 of the Federal Funds rate targeted by the Federal Reserve Bank.

Interest Expense

Interest expense decreased by $3.9 million, or 14.2%, to $23.8 million for the six months ended June 30, 2016 from $27.7 million for the six months ended June 30, 2015.  This decrease in interest expense was due to a decline in the average cost of interest-bearing liabilities which decreased to 0.74% for the six months ended June 30, 2016 from 0.97% for the six months ended June 30, 2015. This decrease is due primarily to the replacement of long-term FHLB borrowings with lower cost short-term FHLB advances in anticipation of the pending acquisition of 18 First Niagara community banking offices. Additionally, the average cost of each deposit type declined from the prior year in this low interest rate environment. Partially offsetting this decrease was an increase in the average balance of interest-bearing liabilities, which increased by $631.6 million, or 10.9%, to $6.414 billion for the six months ended June 30, 2016 from $5.782 billion for the six months ended June 30, 2015. This increase was due primarily to the addition of $1.017 billion, at fair value, of deposit balances from the LNB acquisition.

Net Interest Income

Net interest income increased by $23.0 million, or 18.4%, to $148.2 million for the six months ended June 30, 2016 from $125.2 million for the six months ended June 30, 2015.  This increase is attributable to the factors discussed above. Redirecting existing funds and cash flow from investment securities to fund the LNB acquisition, which provided $1.140 billion of interest-earning assets, and to fund loan growth, as well as the repayment/ refinance of FHLB long-term borrowings, improved our net interest spread and margin. Our net interest rate spread increased to 3.51% for the six months ended June 30, 2016 from 3.21% for the six months ended June 30, 2015 and our net interest margin increased to 3.64% for the six months ended June 30, 2016 from 3.40% for the six months ended June 30, 2015.

Provision for Loan Losses

The provision for loan losses increased by $3.9 million, or 200.5%, to $5.9 million for the six months ended June 30, 2016 from $2.0 million for the six months ended June 30, 2015.  This increase is due primarily to the downgrading of five commercial loans requiring an additional $2.5 million in combined reserves and increases in reserves for the oil and gas industry and indirect auto loans. However, the percentage of classified loans to total loans decreased to 2.73% at June 30, 2016 from 3.12% at June 30, 2015. In addition, annualized net charge-offs decreased for the six months ended ended June 30, 2016 to 0.21% of total loans compared to 0.34% for the six months ended ended June 30, 2015.

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

Noninterest Income

Noninterest income increased by $8.5 million, or 27.5%, to $39.7 million for the six months ended June 30, 2015 from $31.2 million for the six months ended June 30, 2015. The increase is primarily attributable to an increase in service charges and fees and a decrease in loss on real estate owned.  Service charges and fees increased by $2.8 million, or 15.7%, to $20.7 million for the six months ended June 30, 2016 from $17.9 million for the six months ended June 30, 2015 due primarily to the growth in checking accounts from both the LNB acquisition and the successful execution of internal growth initiatives. Also contributing to the increase in noninterest income was an increase in gain on sale of real estate owned of $1.9 million, as we recognized a net gain of $360,000 for the six months ended June 30, 2016 compared to a net loss of $1.6 million for the same period last year. Other operating income increased by $1.6 million, or 125.0%, to $2.9 million for the six months ended June 30, 2016 from $1.3 million for the six months ended June 30, 2015 due primarily to income on paid-off purchased credit impaired loans. Additionally, insurance commission income and trust and other financial services income increased by $844,000 and $668,000, respectively, for the six months ended June 30, 2016 compared to the same period last year.

Noninterest Expense

Noninterest expense increased by $57.7 million, or 53.0%, to $166.5 million for the six months ended June 30, 2016 from $108.8 million for the six months ended June 30, 2015.  This increase is primarily the result of a FHLB prepayment penalty and, to a lesser extent, increases in compensation and employee benefits, restructuring and acquisition expense, other expense, and processing expenses. During the six months ended June 30, 2016, we replaced long-term FHLB borrowings with lower cost short-term advances incurring a $37.0 million prepayment penalty. This refinancing occurred in anticipation of the pending acquisition of 18 First Niagara community banking offices with deposits of approximately $1.700 billion. Compensation and employee benefits increased by $10.6 million, or 18.6%, to $67.4 million for the six months ended June 30, 2016 from $56.8 million for the six months ended June 30, 2015.  This increase is the result of the employees retained from LNB acquisition, the addition of lending and credit staff, and higher healthcare and stock benefit costs. Additionally, expenses totaling $4.0 million were incurred during the six months ended June 30, 2016 related to the consolidation of 24 community banking offices into existing offices and the aforementioned First Niagara acquisition. Also contributing to this increase in noninterest expense was an increase in other expense of $2.9 million, or 68.7%, as a result of an increase in charitable contributions made to utilize Pennsylvania Education Improvement Tax Credits. Processing expense increased by $2.0 million, or 13.6%, to $16.6 million for the six months ended June 30, 2016 from $14.6 million for the six months ended June 30, 2015, due primarily to technology upgrades, the additional maintenance costs attributable to the addition of the LNB operations, and the replacement of debit cards in an effort to enhance customer security.

Income Taxes

The provision for income taxes decreased by $9.4 million, or 67.3%, to $4.6 million for the six months ended June 30, 2016 from $14.0 million for the six months ended June 30, 2015.  This decrease in income tax expense is primarily the result of a decrease in pretax income of $29.9 million, or 65.8%. Our effective tax rate for the six months ended June 30, 2016 was 29.5% compared to 30.8% for the six months ended June 30, 2015.  We anticipate our effective tax rate to be between 28.0% and 30.0% for all of 2016.

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

	Quarter ended June 30,
	2016				2015
	Average balance		Interest	Avg. yield/ cost (g)	Average balance		Interest	Avg. yield/ cost (g)
Assets:
Interest-earning assets:
Residential mortgage loans	$2,751,601		30,228	4.39%	2,546,712		28,395	4.46%
Home equity loans	1,163,900		12,701	4.39%	1,054,508		11,402	4.34%
Consumer loans	522,745		8,697	6.69%	245,832		6,529	10.65%
Commercial real estate loans	2,356,994		26,691	4.48%	1,859,790		21,257	4.52%
Commercial loans	461,808		4,902	4.20%	367,069		3,862	4.16%
Loans receivable (a) (b) (includes FTE adjustments of $574 and $460, respectively)	7,257,048		83,219	4.61%	6,073,911		71,445	4.72%
Mortgage-backed securities (c)	458,398		2,115	1.85%	477,800		2,058	1.72%
Investment securities (c) (includes FTE adjustments of $381 and $615, respectively)	313,647		1,844	2.35%	482,670		2,887	2.39%
FHLB stock	33,302		401	4.84%	35,608		475	5.35%
Other interest-earning deposits	63,950		70	0.43%	272,691		180	0.26%

Total interest-earning assets (includes FTE adjustments of $955 and $1,075, respectively)	8,126,345		87,649	4.34%	7,342,680		77,045	4.21%

Noninterest earning assets (d)	755,713				529,528

Total assets	$8,882,058				7,872,208

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$1,440,886		837	0.23%	1,263,785		838	0.27%
Interest-bearing checking deposits	1,130,122		144	0.05%	920,071		131	0.06%
Money market deposit accounts	1,294,381		829	0.26%	1,147,017		759	0.27%
Time deposits	1,616,260		4,055	1.01%	1,409,740		3,963	1.13%
Borrowed funds (e)	772,225		3,017	1.57%	929,744		6,929	2.99%
Junior subordinated debentures	111,213		1,126	4.01%	103,094		1,172	4.49%

Total interest-bearing liabilities	6,365,087		10,008	0.63%	5,773,451		13,792	0.96%

Noninterest-bearing checking deposits (f)	1,184,786				957,912
Noninterest-bearing liabilities	177,300				77,075

Total liabilities	7,727,173				6,808,438

Shareholders’ equity	1,154,885				1,063,770

Total liabilities and shareholders’ equity	$8,882,058				7,872,208

Net interest income/ Interest rate spread			77,641	3.71%			63,253	3.25%

Net interest-earning assets/ Net interest margin	$1,761,258			3.82%	1,569,229			3.45%

Ratio of interest-earning assets to interest-bearing liabilities	1.28	X			1.27	X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(e)	Average balances include FHLB borrowings and collateralized borrowings.

(f)	Average cost of deposits were 0.35% and 0.40%, respectively.

(g)
Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 4.58% and 4.69%, respectively; Investment securities — 1.87% and 1.88%, respectively; interest-earning assets — 4.29% and 4.15%, respectively. GAAP basis net interest rate spreads were 3.66% and 3.19%, respectively; and GAAP basis net interest margins were 3.77% and 3.39%, respectively.

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

Quarters ended June 30, 2016 and 2015

	Rate	Volume	Net Change
Interest earning assets:
Loans receivable	$(5,676)	17,450	11,774
Mortgage-backed securities	147	(90)	57
Investment securities	(49)	(994)	(1,043)
FHLB stock	(42)	(31)	(73)
Other interest-earning deposits	118	(228)	(110)
Total interest-earning assets	(5,502)	16,107	10,605

Interest-bearing liabilities:
Savings deposits	(118)	117	(1)
Interest-bearing checking deposits	(17)	30	13
Money market deposit accounts	(28)	98	70
Time deposits	(489)	581	92
Borrowed funds	(2,738)	(1,174)	(3,912)
Junior subordinated debentures	(137)	92	(45)
Total interest-bearing liabilities	(3,527)	(256)	(3,783)

Net change in net interest income	$(1,975)	16,363	14,388

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

	Six months ended June 30,
	2016				2015
	Average balance		Interest	Avg. yield/ cost (g)	Average balance		Interest	Avg. yield/ cost (g)
Assets:
Interest-earning assets:
Residential mortgage loans	$2,745,695		60,013	4.37%	$2,529,553		56,650	4.48%
Home equity loans	1,170,653		25,243	4.34%	1,056,813		22,875	4.39%
Consumer loans	516,419		16,916	6.59%	242,896		12,819	10.64%
Commercial real estate loans	2,353,371		52,684	4.43%	1,829,724		42,184	4.59%
Commercial loans	451,893		9,625	4.21%	387,755		8,099	4.15%
Loans receivable (a) (b) (includes FTE adjustments of $1,055 and $931, respectively)	7,238,031		164,481	4.57%	6,046,741		142,627	4.76%
Mortgage-backed securities (c)	473,346		4,344	1.84%	492,209		4,292	1.74%
Investment securities (c) (includes FTE adjustments of $770 and $1,341, respectively)	350,553		3,995	2.28%	484,366		6,006	2.48%
FHLB stock (h)	35,200		868	4.96%	35,872		1,878	4.71%
Other interest-earning deposits	45,926		129	0.56%	252,210		319	0.25%

Total interest-earning assets (includes FTE adjustments of $1,825 and $2,272, respectively)	8,143,056		173,817	4.29%	7,311,398		155,122	4.24%

Noninterest earning assets (d)	753,474				569,689

Total assets	$8,896,530				7,881,087

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$1,423,343		1,702	0.24%	1,247,854		1,651	0.27%
Interest-bearing checking deposits	1,111,981		300	0.05%	899,260		262	0.06%
Money market deposit accounts	1,291,457		1,694	0.26%	1,156,079		1,524	0.27%
Time deposits	1,640,291		8,257	1.01%	1,430,989		8,020	1.13%
Borrowed funds (e)	835,832		9,556	2.30%	945,192		13,904	2.97%
Junior subordinated debentures	111,213		2,245	3.99%	103,094		2,330	4.50%

Total interest-bearing liabilities	6,414,117		23,754	0.74%	5,782,468		27,691	0.97%

Noninterest-bearing checking deposits	1,109,662				936,090
Noninterest-bearing liabilities	213,301				98,992

Total liabilities	7,737,080				6,817,550

Shareholders’ equity	1,159,450				1,063,537

Total liabilities and shareholders’ equity	$8,896,530				7,881,087

Net interest income/ Interest rate spread			150,063	3.55%			127,431	3.27%

Net interest-earning assets/ Net interest margin	$1,728,939			3.69%	1,528,930			3.46%

Ratio of interest-earning assets to interest-bearing liabilities	1.27	X			1.26	X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(e)	Average balances include FHLB borrowings and collateralized borrowings.

(f)	Average cost of deposits were 0.37% and 0.41%, respectively.

(g)
 Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans  – 4.54% and 4.73%, respectively; Investment securities  – 1.84% and 1.93%, respectively; interest-earning assets  – 4.25% and 4.18%, respectively. GAAP basis net interest rate spreads were 3.51% and 3.21%, respectively; and GAAP basis net interest margins were 3.64% and 3.40%, respectively.

(h)	The average yield calculation excludes the $1.0 million special dividend paid in February 2015, the average yield was 10.59% with the special dividend included.

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

Six months ended June 30, 2016 and 2015

	Rate	Volume	Net Change
Interest earning assets:
Loans receivable	$(13,364)	35,218	21,854
Mortgage-backed securities	225	(173)	52
Investment securities	(352)	(1,659)	(2,011)
FHLB stock	(995)	(15)	(1,010)
Other interest-earning deposits	386	(576)	(190)
Total interest-earning assets	(14,100)	32,795	18,695

Interest-bearing liabilities:
Savings deposits	(182)	233	51
Interest-bearing checking deposits	(24)	62	38
Money market deposit accounts	(9)	179	170
Time deposits	(939)	1,176	237
Borrowed funds	(2,735)	(1,613)	(4,348)
Junior subordinated debentures	(270)	185	(85)
Total interest-bearing liabilities	(4,159)	222	(3,937)

Net change in net interest income	$(9,941)	32,573	22,632

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at June 30, 2016 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from June 30, 2016 levels.

	Increase			Decrease
Non-parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/ (decrease) in net interest income	(2.5)%	(4.9)%	(7.1)%	(3.1)%
Projected percentage increase/ (decrease) in net income	(5.4)%	(10.6)%	(15.4)%	(9.8)%
Projected increase/ (decrease) in return on average equity	(5.2)%	(10.3)%	(15.0)%	(9.5)%
Projected increase/ (decrease) in earnings per share	$(0.04)	$(0.08)	$(0.11)	$(0.07)
Projected percentage increase/ (decrease) in market value of equity	(4.9)%	(9.3)%	(14.2)%	0.6%

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

Item 1A.  Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations

The FASB has adopted a new accounting standard that will be effective for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. We are currently evaluating the impact this standard will have on our results of operations and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)                                  Not applicable.

b.)                                  Not applicable.

c.)            The following table discloses information regarding the repurchase of shares of common stock during the quarter ending June 30, 2016:

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (1)	Maximum number of shares yet to be purchased under the plan (1)
April	—	$—	—	4,834,089
May	—	—	—	4,834,089
June	—	—	—	4,834,089
	—	$—

(1)	Reflects the program for 5,000,000 shares announced December 13, 2012. This program does not have an expiration date.

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	August 9, 2016	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	August 9, 2016	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller
(Principal Accounting Officer)