Form 10-Q
period 2016-09-30
Northwest Bancshares, Inc.
filed 2016-11-09
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

Common Stock ($0.01 par value) 101,302,855 shares outstanding as of October 31, 2016

NORTHWEST BANCSHARES, INC.

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2016	December 31, 2015
Assets
Cash and due from banks	$107,604	92,263
Interest-earning deposits in other financial institutions	210,723	74,510
Federal funds sold and other short-term investments	2,239	635
Marketable securities available-for-sale (amortized cost of $879,141 and $868,956)	890,688	874,405
Marketable securities held-to-maturity (fair value of $23,249 and $32,552)	22,584	31,689
Total cash and investments	1,233,838	1,073,502

Personal Banking loans:
Residential mortgage loans held for sale	30,355	—
Residential mortgage loans	2,788,658	2,740,892
Home equity loans	1,349,105	1,187,106
Consumer loans	628,512	520,289
Total Personal Banking loans	4,796,630	4,448,287
Commercial Banking loans:
Commercial real estate loans	2,464,681	2,351,434
Commercial loans	537,255	422,400
Total Business Banking loans	3,001,936	2,773,834
Total loans	7,798,566	7,222,121
Allowance for loan losses	(63,246)	(62,672)
Total loans, net	7,735,320	7,159,449

Federal Home Loan Bank stock, at cost	7,660	40,903
Accrued interest receivable	21,591	21,072
Real estate owned, net	4,841	8,725
Premises and equipment, net	167,596	154,351
Bank owned life insurance	170,172	168,509
Goodwill	307,711	261,736
Other intangible assets	33,901	8,982
Other assets	31,977	54,670
Total assets	$9,714,607	8,951,899

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing checking deposits	$1,496,574	1,177,256
Interest-bearing checking deposits	1,446,971	1,080,086
Money market deposit accounts	1,896,272	1,274,504
Savings deposits	1,671,539	1,386,017
Time deposits	1,691,447	1,694,718
Total deposits	8,202,803	6,612,581

Borrowed funds	135,891	975,007
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	111,213	111,213
Advances by borrowers for taxes and insurance	21,616	33,735
Accrued interest payable	682	1,993
Other liabilities	79,599	54,207
Total liabilities	8,551,804	7,788,736

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 101,268,648 and 101,871,737 shares issued, respectively	1,013	1,019
Paid-in capital	711,974	717,603
Retained earnings	469,459	489,292
Unallocated common stock of employee stock ownership plan	—	(20,216)
Accumulated other comprehensive loss	(19,643)	(24,535)
Total shareholders’ equity	1,162,803	1,163,163
Total liabilities and shareholders’ equity	$9,714,607	8,951,899

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest income:
Loans receivable	$82,435	76,087	245,861	217,783
Mortgage-backed securities	2,030	2,230	6,374	6,522
Taxable investment securities	627	1,238	2,421	3,412
Tax-free investment securities	676	986	2,107	3,477
FHLB dividends	218	451	1,086	2,329
Interest-earning deposits	114	99	243	418
Total interest income	86,100	81,091	258,092	233,941

Interest expense:
Deposits	5,653	6,163	17,606	17,620
Borrowed funds	1,801	7,987	13,602	24,221
Total interest expense	7,454	14,150	31,208	41,841

Net interest income	78,646	66,941	226,884	192,100
Provision for loan losses	5,538	3,167	11,397	5,117
Net interest income after provision for loan losses	73,108	63,774	215,487	186,983
Noninterest income:
Gain on sale/ call of investments	58	260	412	921
Service charges and fees	11,012	9,945	31,707	27,832
Trust and other financial services income	3,434	3,062	9,972	8,932
Insurance commission income	2,541	2,398	8,023	7,036
Loss on real estate owned, net	(563)	(246)	(203)	(1,833)
Income from bank owned life insurance	1,380	1,166	4,080	3,087
Mortgage banking income	1,886	267	2,550	725
Other operating income	1,070	1,288	4,000	2,590
Total noninterest income	20,818	18,140	60,541	49,290

Noninterest expense:
Compensation and employee benefits	39,474	31,000	106,856	87,815
Premises and occupancy costs	6,094	6,072	18,906	18,238
Office operations	3,700	3,268	10,503	9,085
Collections expense	589	624	1,994	1,995
Processing expenses	8,844	8,126	25,430	22,723
Marketing expenses	2,239	1,691	6,671	6,857
Federal deposit insurance premiums	984	1,177	3,929	3,810
Professional services	1,815	1,529	5,777	4,973
Amortization of intangible assets	1,068	422	2,453	959
Real estate owned expense	206	471	812	1,677
Restructuring/ acquisition expense	7,183	7,590	11,204	8,404
FHLB prepayment penalty	—	—	36,978	—
Other expenses	2,836	1,834	10,055	6,114
Total noninterest expense	75,032	63,804	241,568	172,650
Income before income taxes	18,894	18,110	34,460	63,623

Federal and state income taxes expense/ (benefit)	4,697	5,238	9,287	19,276

Net income	$14,197	12,872	25,173	44,347

Basic earnings per share	$0.14	0.14	0.25	0.48

Diluted earnings per share	$0.14	0.13	0.25	0.48

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$14,197	12,872	25,173	44,347
Other comprehensive income net of tax:
Net unrealized holding gains/ (losses) on marketable securities:
Unrealized holding gains/ (losses) net of tax of $503, $(1,520) $(2,377) and $(2,266), respectively	(785)	2,379	3,717	3,543
Reclassification adjustment for (gains)/ losses included in net income, net of tax of $23, $77, $(1) and $299 respectively	(36)	(120)	3	(467)
Net unrealized holding gains on marketable securities	(821)	2,259	3,720	3,076

Change in fair value of interest rate swaps, net of tax of $(253), $(24), $(267) and $(311), respectively	471	45	497	577

Defined benefit plan:
Reclassification adjustments for prior period service costs and net losses included in net income, net of tax of $(144), $(140), $(432) and $(420), respectively	224	219	675	657

Other comprehensive income/ (loss)	(126)	2,523	4,892	4,310

Total comprehensive income	$14,071	15,395	30,065	48,657

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(dollars in thousands, expect share data)

Quarter ended September 30, 2015

					Accumulated Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (Loss)	of ESOP	Equity
Beginning balance at June 30, 2015	94,740,749	$947	624,321	487,150	(22,583)	(21,485)	1,068,350

Comprehensive income:
Net income	—	—	—	12,872	—	—	12,872

Other comprehensive income, net of tax of $(1,607)	—	—	—	—	2,523	—	2,523

Total comprehensive income	—	—	—	12,872	2,523	—	15,395

Acquisition of LNB Bancorp, Inc.	7,056,704	70	90,538	—	—	—	90,608

Exercise of stock options	75,159	1	773	—	—	—	774

Stock-based compensation expense, including tax benefit of $25	—	—	941	—	—	87	1,028

Share repurchases	(147,500)	(1)	(1,843)	—	—	—	(1,844)

Dividends paid ($0.14 per share)	—	—	—	(12,974)	—	—	(12,974)

Ending balance at September 30, 2015	101,725,112	$1,017	714,730	487,048	(20,060)	(21,398)	1,161,337

Quarter ended September 30, 2016

					Accumulated Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	of ESOP	Equity
Beginning balance at June 30, 2016	102,472,947	$1,025	722,980	470,337	(19,517)	(19,370)	1,155,455

Comprehensive income:
Net loss	—	—	—	14,197	—	—	14,197

Other comprehensive loss, net of tax of $129	—	—	—	—	(126)	—	(126)

Total comprehensive income/ (loss)	—	—	—	14,197	(126)	—	14,071

ESOP loan payoff	(1,366,574)	(14)	(13,896)	—	—	13,910	—

Exercise of stock options	162,275	2	1,821	—	—	—	1,823

Stock-based compensation expense, including tax benefit of $81	—	—	1,069	—	—	5,460	6,529

Dividends paid ($0.15 per share)	—	—	—	(15,075)	—	—	(15,075)

Ending balance at September 30, 2016	101,268,648	$1,013	711,974	469,459	(19,643)	—	1,162,803

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(dollars in thousands, expect share data)

Nine months ended September 30, 2015

					Accumulated Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (Loss)	of ESOP	Equity
Beginning balance at December 31, 2014	94,721,453	$947	626,134	481,577	(24,370)	(21,641)	1,062,647

Comprehensive income:
Net income	—	—	—	44,347	—	—	44,347

Other comprehensive income, net of tax of $(2,698)	—	—	—	—	4,310	—	4,310

Total comprehensive income	—	—	—	44,347	4,310	—	48,657

Acquisition of LNB Bancorp, Inc.	7,056,704	70	90,538				90,608

Exercise of stock options	285,905	3	2,838	—	—	—	2,841

Stock-based compensation expense, including tax benefit of $31	306,350	3	3,061	—	—	243	3,307

Share repurchases	(645,300)	(6)	(7,841)	—	—	—	(7,847)

Dividends paid ($0.42 per share)	—	—	—	(38,876)	—	—	(38,876)

Ending balance at September 30, 2015	101,725,112	$1,017	714,730	487,048	(20,060)	(21,398)	1,161,337

Nine months ended September 30, 2016

					Accumulated Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (Loss)	of ESOP	Equity
Beginning balance at December 31, 2015	101,871,737	$1,019	717,603	489,292	(24,535)	(20,216)	1,163,163

Comprehensive income:
Net income	—	—	—	25,173	—	—	25,173

Other comprehensive income, net of tax of $(3,077)	—	—	—	—	4,892	—	4,892

Total comprehensive income	—	—	—	25,173	4,892	—	30,065

ESOP loan payoff	(1,366,574)	(14)	(13,896)	—	—	13,910	—

Exercise of stock options	585,668	7	6,399	—	—	—	6,406

Stock-based compensation expense, including tax benefit of $287	323,717	3	3,618	—	—	6,306	9,927

Share repurchases	(145,900)	(2)	(1,750)	—	—	—	(1,752)

Dividends paid ($0.45 per share)	—	—	—	(45,006)	—	—	(45,006)

Ending balance at September 30, 2016	101,268,648	$1,013	711,974	469,459	(19,643)	—	1,162,803

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine months ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net Income	$25,173	44,347
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,397	5,117
Net gain on sale of assets	(2,965)	(559)
Net depreciation, amortization and accretion	9,974	4,791
Decrease in other assets	23,588	37,502
Increase/ (decrease) in other liabilities	9,003	(8,993)
Net amortization on marketable securities	1,533	536
Noncash write-down of real estate owned	1,274	2,340
FHLB prepayment penalty	24,520	—
Deferred income tax benefit	(445)	—
Origination of loans held for sale	(188,474)	(371)
Proceeds from sale of loans held for sale	158,058	375
Noncash compensation expense related to stock benefit plans	9,640	3,276
Net cash provided by operating activities	82,276	88,361

INVESTING ACTIVITIES:
Purchase of marketable securities available-for-sale	(238,673)	(59,980)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	9,097	56,616
Proceeds from maturities and principal reductions of marketable securities available-for-sale	227,283	183,822
Proceeds from sale of marketable securities available-for-sale	91	1,227
Loan originations	(1,950,953)	(1,677,913)
Proceeds from loan maturities and principal reductions	1,849,593	1,432,075
Net sale/ (purchase) of Federal Home Loan Bank stock	33,243	(2,982)
Proceeds from sale of real estate owned	6,557	10,531
Sale of real estate owned for investment, net	456	456
Purchase of premises and equipment	(12,485)	(7,657)
Acquisitions, net of cash received	1,118,400	(61,108)
Net cash provided by/ (used in) investing activities	1,042,609	(124,913)

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
(in thousands)

	Nine months ended September 30,
	2016	2015
FINANCING ACTIVITIES:
Decrease in deposits, net	$(52,624)	(28,075)
Proceeds from long-term borrowings	—	85,000
Repayments of long-term borrowings, including prepayment penalty	(774,863)	(172,539)
Net increase/ (decrease) in short-term borrowings	(88,773)	63,480
Decrease in advances by borrowers for taxes and insurance	(15,402)	(12,544)
Cash dividends paid	(45,006)	(38,876)
Purchase of common stock for retirement	(1,752)	(7,847)
Proceeds from stock options exercised	6,406	2,841
Excess tax benefit from stock-based compensation	287	31
Net cash used in financing activities	(971,727)	(108,529)

Net increase/ (decrease) in cash and cash equivalents	$153,158	(145,081)

Cash and cash equivalents at beginning of period	$167,408	240,706
Net increase/ (decrease) in cash and cash equivalents	153,158	(145,081)
Cash and cash equivalents at end of period	$320,566	95,625

Cash and cash equivalents:
Cash and due from banks	$107,604	91,406
Interest-earning deposits in other financial institutions	210,723	3,206
Federal funds sold and other short-term investments	2,239	1,013
Total cash and cash equivalents	$320,566	95,625

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $16,556 and $16,092, respectively)	$32,519	40,961
Income taxes	$4,086	10,731

Business acquisitions:
Fair value of assets acquired, excluding cash received	$545,796	1,160,190
Cash paid, net	1,118,400	(61,108)
Liabilities assumed	$1,664,196	1,099,082

Non-cash activities:
Loans foreclosures and repossessions	$2,877	6,742
Sale of real estate owned financed by the Company	$1,773	768

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

(1)	Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company”) or (“NWBI”), a Maryland corporation headquartered in Warren, Pennsylvania, is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Bank, a Pennsylvania-chartered savings bank (“Northwest”).  Northwest is regulated by the FDIC and the Pennsylvania Department of Banking. Northwest operates 176 community-banking offices throughout Pennsylvania, western New York, eastern Ohio and Maryland.

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

 The results of operations for the quarter and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other period.

Stock-Based Compensation

On May 18, 2016, we awarded employees 660,600 stock options and directors 64,800 stock options with an exercise price of $14.15 and grant date fair value of $1.52 per stock option.  On May 18, 2016, we also awarded employees 310,160 restricted common shares and directors 24,300 restricted common shares with a grant date fair value of $14.51.  Awarded stock options and common shares vest over a ten-year period with the first vesting occurring on the grant date. Stock-based compensation expense of $6.4 million and $1.0 million for the quarters ended September 30, 2016 and 2015, and $9.6 million and $3.3 million for the nine months ended September 30, 2016 and 2015, respectively, was recognized in compensation expense relating to our stock benefit plans.  At September 30, 2016 there was compensation expense of $4.3 million to be recognized for awarded but unvested stock options and $16.2 million for unvested common shares.

On September 30, 2016, the Northwest Savings Bank Employee Stock Ownership Plan ("ESOP") was terminated. As a result, 1,366,574 unallocated ESOP shares were retired to payoff the ESOP loan due to the Company. The remaining 401,356 unallocated ESOP shares were distributed into the employees' Northwest Savings Bank 401(k) Plan accounts. This distribution resulted in stock-based compensation expense of $5.5 million and $6.3 million for the quarter and nine months ended September 30, 2016, respectively.

Income Taxes- Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  At September 30, 2016 we had no liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in other expenses and (2) refund claims in other operating income.  We recognize penalties (if any) in other expenses. We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2015, 2014, and 2013.

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

(2)	Acquisition

On September 9, 2016, Northwest, the wholly-owned subsidiary of the Company, completed the acquisition of 18 branches located in Erie and Niagara Counties, New York and certain related assets, and the assumption by Northwest of certain related liabilities, pursuant to the Purchase and Sale Agreement with KeyCorp, First Niagara Financial Group, Inc. (“FNFG”), and First Niagara Financial Group’s wholly-owned subsidiaries, First Niagara Bank, National Association (“First Niagara Bank”) and First Niagara Securities, Inc., dated April 28, 2016 (the “Purchase Agreement”). We also acquired certain wealth management relationships, which included approximately $450.0 million of assets under management. While the FNFG branch acquisition is considered a purchase of a business for accounting purposes, pro forma income statement information is not presented because the FNFG branch acquisition does not represent the acquisition of a business which has continuity both before and after the acquisition.

The following table shows the assets acquired, and the liabilities assumed that were recorded at fair value on the date of acquisition (in thousands):

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value (1)
Cash and cash equivalents (2)	$1,119,084
Loans	455,857
Core deposit intangible	25,732
Wealth Management intangible	1,143
Other assets	16,684
Total assets acquired	1,618,500

Deposits	(1,642,846)
Other liabilities	(21,224)
Total liabilities assumed	(1,664,070)
Goodwill	$45,570
(1) Preliminary estimates of fair value have been recorded.
(2) Amount is net of $76.6 million deposit premium paid to FNFG.

We estimated the fair value of loans acquired from FNFG by utilizing a methodology wherein similar loans were aggregated into pools. Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on a market rate for similar loans. There was no carryover of FNFG’s allowance for loan losses associated with the loans we acquired as the loans were initially recorded at fair value. We did not acquire any purchased credit impaired loans which would require accounting under ASC 310-30.

The $25.7 million core deposit and the $1.1 million wealth management intangible assets recognized as part of the FNFG acquisition are being amortized over their estimated useful life of approximately 11 and 7 years, respectively, using an accelerated method. The goodwill, which is not amortized for book purposes, was assigned to our Community Banking segment and is deductible for tax purposes. The fair value of savings and transaction deposit accounts acquired from FNFG was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit were valued by projecting out the expected cash flows based on the remaining contractual terms of the certificate of deposit. These cash flows were discounted based on a market rate for a certificate of deposit with a corresponding remaining maturity.

Direct costs related to the FNFG acquisition were expensed as incurred and amounted to $8.2 million for the nine months ended September 30, 2016, which includes technology and communications costs, professional services, marketing and advertising, and other noninterest expenses.

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

At or for the quarter ended (in thousands):

	Community	Consumer
September 30, 2016	Banking	Finance	All other (1)	Consolidated
External interest income	$81,597	4,264	239	86,100
Intersegment interest income/ expense	645	—	(645)	—
Interest expense	6,338	645	471	7,454
Provision for loan losses	4,276	1,262	—	5,538
Noninterest income	20,424	372	22	20,818
Noninterest expense	71,932	2,908	192	75,032
Income tax expense (benefit)	5,147	(74)	(376)	4,697
Net income	$14,973	(105)	(671)	14,197
Total assets	$9,590,487	109,601	14,519	9,714,607

	Community	Consumer
September 30, 2015	Banking	Finance	All other (1)	Consolidated
External interest income	$76,357	4,517	217	81,091
Intersegment interest income/ expense	618	—	(618)	—
Interest expense	12,991	618	541	14,150
Provision for loan losses	2,666	501	—	3,167
Noninterest income	17,756	362	22	18,140
Noninterest expense	59,793	3,151	860	63,804
Income tax expense (benefit)	5,617	250	(629)	5,238
Net income	$13,664	359	(1,151)	12,872
Total assets	$8,805,421	111,109	18,378	8,934,908

(1)	Eliminations consist of intercompany loans, interest income and interest expense.

At or for the nine months ended (in thousands):

	Community	Consumer
September 30, 2016	Banking	Finance	All other (1)	Consolidated
External interest income	$244,572	12,831	689	258,092
Intersegment interest income	1,918	—	(1,918)	—
Interest expense	27,943	1,918	1,347	31,208
Provision for loan losses	8,854	2,543	—	11,397
Noninterest income	59,278	1,152	111	60,541
Noninterest expense	231,983	8,715	870	241,568
Income tax expense (benefit)	10,144	335	(1,192)	9,287
Net income	$26,844	472	(2,143)	25,173
Total assets	$9,590,487	109,601	14,519	9,714,607

	Community	Consumer
September 30, 2015	Banking	Finance	All other (1)	Consolidated
External interest income	$219,961	13,339	641	233,941
Intersegment interest income	1,775	—	(1,775)	—
Interest expense	38,660	1,775	1,406	41,841
Provision for loan losses	3,766	1,351	—	5,117
Noninterest income	48,162	1,043	85	49,290
Noninterest expense	161,915	9,185	1,550	172,650
Income tax expense (benefit)	19,835	859	(1,418)	19,276
Net income	$45,722	1,212	(2,587)	44,347
Total assets	$8,805,421	111,109	18,378	8,934,908

(1)	Eliminations consist of intercompany loans, interest income and interest expense.

(4)	Investment securities and impairment of investment securities

The following table shows the portfolio of investment securities available-for-sale at September 30, 2016 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year or less	$7	—	—	7

Debt issued by government sponsored enterprises:
Due in one year or less	59,980	74	—	60,054
Due after one year through five years	252,073	579	(128)	252,524
Due after five years through ten years	625	—	—	625

Equity securities	3,351	547	(6)	3,892

Municipal securities:
Due in one year or less	2,201	9	—	2,210
Due after one year through five years	11,343	191	(2)	11,532
Due after five years through ten years	10,272	315	—	10,587
Due after ten years	45,137	1,595	—	46,732

Corporate debt issues:
Due after ten years	14,445	3,294	(349)	17,390

Residential mortgage-backed securities:
Fixed rate pass-through	184,225	3,312	(84)	187,453
Variable rate pass-through	46,067	2,114	(5)	48,176
Fixed rate non-agency CMOs	1,810	244	—	2,054
Fixed rate agency CMOs	177,317	681	(1,005)	176,993
Variable rate agency CMOs	70,288	318	(147)	70,459
Total residential mortgage-backed securities	479,707	6,669	(1,241)	485,135
Total marketable securities available-for-sale	$879,141	13,273	(1,726)	890,688

The following table shows the portfolio of investment securities available-for-sale at December 31, 2015 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year or less	$11	—	—	11

Debt issued by government sponsored enterprises:
Due in one year or less	15,500	3	(48)	15,455
Due after one year through five years	257,463	298	(1,395)	256,366
Due after five years through ten years	12,721	14	(23)	12,712
Due after ten years	9,815	135	(43)	9,907

Equity securities	1,400	500	(6)	1,894

Municipal securities:
Due in one year or less	1,684	8	—	1,692
Due after one year through five years	14,327	117	(4)	14,440
Due after five years through ten years	12,400	323	—	12,723
Due after ten years	52,286	1,727	—	54,013

Corporate debt issues:
Due after ten years	14,463	2,417	(405)	16,475

Residential mortgage-backed securities:
Fixed rate pass-through	118,266	2,480	(420)	120,326
Variable rate pass-through	54,292	2,616	(7)	56,901
Fixed rate non-agency CMOs	2,519	230	—	2,749
Fixed rate agency CMOs	215,719	389	(3,881)	212,227
Variable rate agency CMOs	86,090	476	(52)	86,514
Total residential mortgage-backed securities	476,886	6,191	(4,360)	478,717
Total marketable securities available-for-sale	$868,956	11,733	(6,284)	874,405

The following table shows the portfolio of investment securities held-to-maturity at September 30, 2016 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Municipal securities:
Due after five years through ten years	$274	1	—	275
Due after ten years	4,807	107	—	4,914

Residential mortgage-backed securities:
Fixed rate pass-through	5,276	315	—	5,591
Variable rate pass-through	3,019	69	—	3,088
Fixed rate agency CMOs	8,353	163	—	8,516
Variable rate agency CMOs	855	10	—	865
Total residential mortgage-backed securities	17,503	557	—	18,060
Total marketable securities held-to-maturity	$22,584	665	—	23,249

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2015 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Municipal securities:
Due after five years through ten years	$274	1	—	275
Due after ten years	6,336	239	—	6,575

Residential mortgage-backed securities:
Fixed rate pass-through	6,458	351	—	6,809
Variable rate pass-through	3,618	41	—	3,659
Fixed rate agency CMOs	14,033	219	—	14,252
Variable rate agency CMOs	970	12	—	982
Total residential mortgage-backed securities	25,079	623	—	25,702
Total marketable securities held-to-maturity	$31,689	863	—	32,552

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2016 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$145,648	(106)	10,376	(22)	156,024	(128)
Municipal securities	2,334	(2)	66	—	2,400	(2)
Corporate issues	—	—	2,079	(349)	2,079	(349)
Equity securities	—	—	545	(6)	545	(6)
Residential mortgage-backed securities - agency	101,252	(198)	84,101	(1,043)	185,353	(1,241)

Total temporarily impaired securities	$249,234	(306)	97,167	(1,420)	346,401	(1,726)

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

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the quarter and nine months ended (in thousands):

	2016	2015
Beginning balance at July 1, (1)	$8,408	8,489
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the quarter	(16)	(30)
Reduction for securities sold/ called realized during the quarter	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at September 30,	$8,392	$8,459

(1)	The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

	2016	2015
Beginning balance at January 1, (1)	$8,436	8,894
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the nine months	(44)	(75)
Reduction for securities sold/ called realized during the nine months	—	(360)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at September 30,	$8,392	8,459

(1)	The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(5)	Loans receivable

The following table shows a summary of our loans receivable at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016			December 31, 2015
	Originated	Acquired	Total	Originated	Acquired	Total
Personal Banking:
Residential mortgage loans (1)	$2,678,757	142,360	2,821,117	2,695,561	45,716	2,741,277
Home equity loans	1,028,982	320,123	1,349,105	1,055,907	131,199	1,187,106
Consumer loans	436,847	180,488	617,335	313,220	197,397	510,617
Total Personal Banking	4,144,586	642,971	4,787,557	4,064,688	374,312	4,439,000

Commercial Banking:
Commercial real estate loans	2,213,678	422,669	2,636,347	2,094,710	429,564	2,524,274
Commercial loans	486,353	83,433	569,786	372,540	65,175	437,715
Total Commercial Banking	2,700,031	506,102	3,206,133	2,467,250	494,739	2,961,989
Total loans receivable, gross	6,844,617	1,149,073	7,993,690	6,531,938	869,051	7,400,989

Deferred loan costs	18,819	3,510	22,329	14,806	5,259	20,065
Allowance for loan losses	(58,024)	(5,222)	(63,246)	(60,970)	(1,702)	(62,672)
Undisbursed loan proceeds:
Residential mortgage loans	(13,256)	—	(13,256)	(10,778)	—	(10,778)
Commercial real estate loans	(167,915)	(3,751)	(171,666)	(159,553)	(13,287)	(172,840)
Commercial loans	(30,240)	(2,291)	(32,531)	(11,132)	(4,183)	(15,315)
Total loans receivable, net	$6,594,001	1,141,319	7,735,320	6,304,311	855,138	7,159,449
(1) Includes $30.4 million of loans held for sale at September 30, 2016.

Acquired loans were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification (“ASC”) Topic 310-30 or ASC Topic 310-20. The following table provides information related to the outstanding principal balance and related carrying value of acquired loans for the dates indicated (in thousands):

	September 30, 2016	December 31, 2015
Acquired loans evaluated individually for future credit losses:
Outstanding principal balance	$17,212	$21,069
Carrying value	13,641	16,867

Acquired loans evaluated collectively for future credit losses:
Outstanding principal balance	1,141,343	848,194
Carrying value	1,132,900	839,973

Total acquired loans:
Outstanding principal balance	1,158,555	869,263
Carrying value	1,146,541	856,840

The following table provides information related to the changes in the accretable discount, which includes income recognized from contractual cash flows for the dates indicated (in thousands):

Total
Balance at December 31, 2014	$—
LNB Bancorp, Inc. acquisition	1,672
Accretion	(377)
Net reclassification from nonaccretable yield	724
Balance at December 31, 2015	2,019
Accretion	(851)
Net reclassification from nonaccretable yield	1,080
Balance at September 30, 2016	$2,248

The following table provides information related to acquired impaired loans by portfolio segment and by class of financing receivable at and for the nine months ended September 30, 2016 (in thousands):

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income recognized
Personal Banking:
Residential mortgage loans	$1,381	2,153	184	1,681	154
Home equity loans	1,407	2,739	8	1,746	150
Consumer loans	169	353	3	218	32
Total Personal Banking	2,957	5,245	195	3,645	336

Commercial Banking:
Commercial real estate loans	10,434	11,703	62	11,361	507
Commercial loans	250	264	—	248	8
Total Commercial Banking	10,684	11,967	62	11,609	515

Total	$13,641	17,212	257	15,254	851

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

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended September 30, 2016 (in thousands):

	Balance September 30, 2016	Current period provision	Charge-offs	Recoveries	Balance June 30, 2016
Originated loans:
Personal Banking:
Residential mortgage loans	$4,002	1,109	(268)	139	3,022
Home equity loans	3,519	296	(161)	49	3,335
Consumer loans	9,096	3,345	(2,535)	362	7,924
Total Personal Banking	16,617	4,750	(2,964)	550	14,281

Commercial Banking:
Commercial real estate loans	24,530	(1,041)	(602)	487	25,686
Commercial loans	16,877	1,668	(708)	561	15,356
Total Commercial Banking	41,407	627	(1,310)	1,048	41,042
Total originated loans	58,024	5,377	(4,274)	1,598	55,323

Acquired loans:
Personal Banking:
Residential mortgage loans	78	45	(86)	58	61
Home equity loans	1,171	138	(127)	32	1,128
Consumer loans	644	212	(166)	46	552
Total Personal Banking	1,893	395	(379)	136	1,741

Commercial Banking:
Commercial real estate loans	2,422	(588)	(187)	32	3,165
Commercial loans	907	354	—	1	552
Total Commercial Banking	3,329	(234)	(187)	33	3,717
Total acquired loans	5,222	161	(566)	169	5,458

Total	$63,246	5,538	(4,840)	1,767	60,781

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended September 30, 2015 (in thousands):

	Balance September 30, 2015	Current period provision	Charge-offs	Recoveries	Balance June 30, 2015
Personal Banking:
Residential mortgage loans	$4,587	(14)	(342)	51	4,892
Home equity loans	3,371	274	(443)	95	3,445
Consumer loans	7,618	3,000	(2,014)	388	6,244
Total Personal Banking	15,576	3,260	(2,799)	534	14,581

Commercial Banking:
Commercial real estate loans	30,829	111	(558)	1,113	30,163
Commercial loans	14,142	(204)	(595)	628	14,313
Total Commercial Banking	44,971	(93)	(1,153)	1,741	44,476

Total	$60,547	3,167	(3,952)	2,275	59,057

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2016 (in thousands):

	Balance September 30, 2016	Current period provision	Charge-offs	Recoveries	Balance December 31, 2015
Originated loans:
Personal Banking:
Residential mortgage loans	$4,002	1,612	(2,559)	257	4,692
Home equity loans	3,519	253	(898)	223	3,941
Other consumer loans	9,096	7,368	(6,908)	1,148	7,488
Total Personal Banking	16,617	9,233	(10,365)	1,628	16,121

Commercial Banking:
Commercial real estate loans	24,530	(8,756)	(2,103)	3,041	32,348
Commercial loans	16,877	5,008	(1,704)	1,072	12,501
Total Commercial Banking	41,407	(3,748)	(3,807)	4,113	44,849
Total originated loans	58,024	5,485	(14,172)	5,741	60,970

Acquired loans:
Personal Banking:
Residential mortgage loans	78	118	(211)	153	18
Home equity loans	1,171	2,093	(1,320)	297	101
Other consumer loans	644	925	(528)	137	110
Total Personal Banking	1,893	3,136	(2,059)	587	229

Commercial Banking:
Commercial real estate loans	2,422	1,886	(1,314)	411	1,439
Commercial loans	907	890	(24)	7	34
Total Commercial Banking	3,329	2,776	(1,338)	418	1,473
Total acquired loans	5,222	5,912	(3,397)	1,005	1,702

Total	$63,246	11,397	(17,569)	6,746	62,672

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2015 (in thousands):

	Balance September 30, 2015	Current period provision	Charge-offs	Recoveries	Balance December 31, 2014
Personal Banking:
Residential mortgage loans	$4,587	(220)	(955)	181	5,581
Home equity loans	3,371	(126)	(1,327)	274	4,550
Other consumer loans	7,618	6,135	(5,713)	1,078	6,118
Total Personal Banking	15,576	5,789	(7,995)	1,533	16,249

Commercial Banking:
Commercial real estate loans	30,829	(1,205)	(5,110)	3,755	33,389
Commercial loans	14,142	4,898	(7,675)	3,404	13,515
Total Commercial Banking	44,971	3,693	(12,785)	7,159	46,904

Unallocated	—	(4,365)	—	—	4,365

Total	$60,547	5,117	(20,780)	8,692	67,518

At September 30, 2016, we expect to fully collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent.  As a result, we do not consider our purchased credit impaired loans that are 90 days or more delinquent to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at September 30, 2016 (in thousands):

	Total loans receivable	Allowance for loan losses	Nonaccrual loans (1)	Loans past due 90 days or more and still accruing (2)	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,819,013	4,080	17,919	—	7,174	735	—
Home equity loans	1,349,105	4,690	8,100	—	1,962	471	3
Consumer loans	628,512	9,740	4,279	95	—	—	—
Total Personal Banking	4,796,630	18,510	30,298	95	9,136	1,206	3

Commercial Banking:
Commercial real estate loans	2,464,681	26,952	42,066	—	26,435	2,038	280
Commercial loans	537,255	17,784	13,908	8	11,024	1,453	17
Total Commercial Banking	3,001,936	44,736	55,974	8	37,459	3,491	297

Total	$7,798,566	63,246	86,272	103	46,595	4,697	300

(1)	Includes $17.4 million of nonaccrual TDRs.

(2)	Represents loans 90 days past maturity and still accruing.

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

The following table provides geographical information related to the loan portfolio by portfolio segment and class of financing receivable at September 30, 2016 (in thousands):

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Loans receivable:
Personal Banking:
Residential mortgage loans	$2,285,555	286,147	70,507	121,013	55,791	2,819,013
Home equity loans	858,767	284,095	146,040	22,713	37,490	1,349,105
Consumer loans	268,458	71,558	117,944	1,996	168,556	628,512
Total Personal Banking	3,412,780	641,800	334,491	145,722	261,837	4,796,630

Commercial Banking:
Commercial real estate loans	967,962	875,066	464,068	113,605	43,980	2,464,681
Commercial loans	365,924	95,997	55,758	7,034	12,542	537,255
Total Commercial Banking	1,333,886	971,063	519,826	120,639	56,522	3,001,936

Total	$4,746,666	1,612,863	854,317	266,361	318,359	7,798,566

Percentage of total loans receivable	60.9%	20.6%	11.0%	3.4%	4.1%	100.0%

The following table provides delinquency information related to the loan portfolio by portfolio segment and class of financing receivable at September 30, 2016 (in thousands):

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Loans 90 or more days delinquent: (1)
Personal Banking:
Residential mortgage loans	$9,380	1,627	831	1,229	411	13,478
Home equity loans	3,064	1,039	1,405	469	45	6,022
Consumer loans	2,951	122	58	—	241	3,372
Total Personal Banking	15,395	2,788	2,294	1,698	697	22,872

Commercial Banking:
Commercial real estate loans	7,209	2,697	8,261	110	6,256	24,533
Commercial loans	5,061	137	942	109	—	6,249
Total Commercial Banking	12,270	2,834	9,203	219	6,256	30,782

Total	$27,665	5,622	11,497	1,917	6,953	53,654

Percentage of total loans 90 or more days delinquent	51.5%	10.5%	21.4%	3.6%	13.0%	100.0%

(1)	Includes $2.9 million of purchased credit impaired loans considered accruing.

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

The following table provides delinquency information related to the loan portfolio by portfolio segment and class of financing receivable at December 31, 2015 (in thousands):

	Pennsylvania	New York	Ohio	Maryland	Other	Total
Loans 90 or more days delinquent: (1)
Personal Banking:
Residential mortgage loans	$10,998	1,801	1,308	1,341	902	16,350
Home equity loans	3,204	639	1,294	975	—	6,112
Consumer loans	2,780	90	24	—	32	2,926
Total Personal Banking	16,982	2,530	2,626	2,316	934	25,388

Commercial Banking:
Commercial real estate loans	10,439	3,012	4,823	251	506	19,031
Commercial loans	1,582	859	158	—	—	2,599
Total Commercial Banking	12,021	3,871	4,981	251	506	21,630

Total	$29,003	6,401	7,607	2,567	1,440	47,018

Percentage of total loans 90 or more days delinquent	61.6%	13.6%	16.2%	5.5%	3.1%	100.0%

(1)	Includes $3.8 million of purchased credit impaired loans considered accruing.

The following table provides information related to the composition of originated impaired loans by portfolio segment and by class of financing receivable at and for the nine months ended September 30, 2016 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$13,242	4,677	—	6,330	24,249	24,401	819
Home equity loans	5,874	2,226	—	1,476	9,576	9,155	368
Consumer loans	3,354	925	—	—	4,279	3,322	116
Total Personal Banking	22,470	7,828	—	7,806	38,104	36,878	1,303

Commercial Banking:
Commercial real estate loans	22,155	19,911	4,838	10,929	57,833	67,422	2,258
Commercial loans	6,105	7,803	2,893	3,634	20,435	17,158	733
Total Commercial Banking	28,260	27,714	7,731	14,563	78,268	84,580	2,991

Total	$50,730	35,542	7,731	22,369	116,372	121,458	4,294

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

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at September 30, 2016 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,810,996	8,017	8,017	735	—
Home equity loans	1,347,143	1,962	1,962	471	—
Consumer loans	628,438	74	74	17	—
Total Personal Banking	4,786,577	10,053	10,053	1,223	—

Commercial Banking:
Commercial real estate loans	2,424,492	40,189	32,587	3,636	7,602
Commercial loans	525,006	12,249	12,249	1,513	—
Total Commercial Banking	2,949,498	52,438	44,836	5,149	7,602

Total	$7,736,075	62,491	54,889	6,372	7,602

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

The following table provides a roll forward of troubled debt restructurings for the periods indicated (in thousands):

	For the quarters ended September 30,
	2016		2015
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	230	$49,113	231	$56,184
New TDRs	5	245	5	2,273
Re-modified TDRs	1	799	1	6,316
Net paydowns		(1,781)		(7,096)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	—	—	1	(60)
Commercial real estate loans	—	—	1	(5)
Commercial loans	1	(99)	—	—
Paid-off loans:
Residential mortgage loans	3	(143)	—	—
Home equity loans	2	(264)	2	(75)
Commercial real estate loans	8	(1,022)	6	(8,122)
Commercial loans	3	(253)	2	(77)
Ending TDR balance:	218	$46,595	224	$49,338

Accruing TDRs		$29,221		$26,154
Non-accrual TDRs		17,374		23,184

The following table provides a roll forward of troubled debt restructurings for the periods indicated (in thousands):

	For the nine months ended September 30,
	2016		2015
	Number of contracts		Number of contracts
Beginning TDR balance:	227	$51,115	248	$61,788
New TDRs	23	5,256	11	2,772
Re-modified TDRs	5	1,862	3	6,446
Net paydowns		(4,685)		(11,537)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	—	—	4	(159)
Commercial real estate loans	—	—	3	(28)
Commercial loans	2	(142)	2	(387)
Paid-off loans:
Residential mortgage loans	3	(143)	1	(53)
Home equity loans	5	(496)	3	(81)
Commercial real estate loans	16	(5,584)	14	(9,127)
Commercial loans	6	(588)	8	(296)
Ending TDR balance:	218	$46,595	224	$49,338

Accruing TDRs		$29,221		$26,154
Non-accrual TDRs		17,374		23,184

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended September 30, 2016				For the nine months ended September 30, 2016
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	1	$9	8	1	6	$1,041	1,031	105
Home equity loans	1	3	3	1	6	284	281	60
Consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	2	12	11	2	12	1,325	1,312	165

Commercial Banking:
Commercial real estate loans	1	154	153	11	5	2,250	2,218	295
Commercial loans	3	878	877	64	11	3,543	2,591	632
Total Commercial Banking	4	1,032	1,030	75	16	5,793	4,809	927

Total	6	$1,044	1,041	77	28	$7,118	6,121	1,092

Troubled debt restructurings modified within the previous twelve months that have subsequently defaulted:
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	$—	—	—
Home equity loans	—	—	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—	—	—

Commercial Banking
Commercial real estate loans	1	6,256	6,113	893	—	—	—	—
Commercial loans	—	—	—	—	—	—	—	—
Total Commercial Banking	1	6,256	6,113	893	—	—	—	—

Total	1	$6,256	6,113	893	—	$—	—	—

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended September 30, 2015				For the nine months ended September 30, 2015
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	—	$—	—	—	4	$232	228	—
Home equity loans	—	—	—	—	2	87	85	17
Consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	6	319	313	17

Commercial Banking:
Commercial real estate loans	5	8,563	8,511	980	6	8,575	8,522	981
Commercial loans	1	26	25	3	2	324	313	31
Total Commercial Banking	6	8,589	8,536	983	8	8,899	8,835	1,012

Total	6	$8,589	8,536	983	14	$9,218	9,148	1,029

Troubled debt restructurings modified within the previous twelve months that have subsequently defaulted:
Personal Banking:
Residential mortgage loans	—	$—	—	—	1	$251	249	—
Home equity loans	—	—	—	—	1	23	20	—
Consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	2	274	269	—

Commercial Banking:
Commercial real estate loans	—	—	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—	—	—
Total Commercial Banking	—	—	—	—	—	—	—	—

Total	—	$—	—	—	2	$274	269	—

The following table provides information as of September 30, 2016 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended September 30, 2016 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$—	—	8	—	8
Home equity loans	1	—	—	3	—	3
Consumer loans	—	—	—	—	—	—
Total Personal Banking	2	—	—	11	—	11

Commercial Banking:
Commercial real estate loans	1	—	—	153	—	153
Commercial loans	3	—	799	78	—	877
Total Commercial Banking	4	—	799	231	—	1,030

Total	6	$—	799	242	—	1,041

The following table provides information as of September 30, 2015 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended September 30, 2015 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Commercial Banking:
Commercial real estate loans	5	180	—	8,331	—	8,511
Commercial loans	1	—	—	25	—	25
Total Commercial Banking	6	180	—	8,356	—	8,536

Total	6	$180	—	8,356	—	8,536

The following table provides information as of September 30, 2016 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the nine months ended September 30, 2016 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	6	$361	—	622	48	1,031
Home equity loans	6	121	—	3	157	281
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	12	482	—	625	205	1,312

Commercial Banking:
Commercial real estate loans	5	—	429	535	1,254	2,218
Commercial loans	11	—	799	1,042	750	2,591
Total Commercial Banking	16	—	1,228	1,577	2,004	4,809

Total	28	$482	1,228	2,202	2,209	6,121

The following table provides information as of September 30, 2015 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the nine months ended September 30, 2015 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	4	$73	—	110	45	228
Home equity loans	2	83	—	2	—	85
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	6	156	—	112	45	313

Commercial Banking:
Commercial real estate loans	6	180	—	8,342	—	8,522
Commercial loans	2	—	—	313	—	313
Total Commercial Banking	8	180	—	8,655	—	8,835

Total	14	$336	—	8,767	45	9,148

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the quarter ended September 30, 2016 (dollars in thousands):

	Number of	Type of re-modification
	re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Commercial Banking:
Commercial real estate loans	—	—	—	—	—	—
Commercial loans	1	—	799	—	—	799
Total Commercial Banking	1	—	799	—	—	799

Total	1	$—	799	—	—	799

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the quarter ended September 30, 2015 (dollars in thousands):

	Number of	Type of re-modification
	re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Commercial Banking:
Commercial real estate loans	1	—	—	6,270	—	6,270
Commercial loans	—	—	—	—	—	—
Total Commercial Banking	1	—	—	6,270	—	6,270

Total	1	$—	—	6,270	—	6,270

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the nine months ended September 30, 2016 (dollars in thousands):

	Number of	Type of re-modification
	re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Commercial Banking:
Commercial real estate loans	1	—	—	—	182	182
Commercial loans	4	—	1,662	—	—	1,662
Total Commercial Banking	5	—	1,662	—	182	1,844

Total	5	$—	1,662	—	182	1,844

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the nine months ended September 30, 2015 (dollars in thousands):

	Number of	Type of re-modification
	re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$—	—	—	45	45
Home equity loans	1	83	—	—	—	83
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	2	83	—	—	45	128

Commercial Banking:
Commercial real estate loans	1	—	—	6,270	—	6,270
Commercial loans	—	—	—	—	—	—
Total Commercial Banking	1	—	—	6,270	—	6,270

Total	3	$83	—	6,270	45	6,398

The following table provides information related to loan payment delinquencies at September 30, 2016 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Total loans receivable	90 Days or greater delinquent and accruing (1)
Originated loans:
Personal Banking:
Residential mortgage loans	$3,322	5,568	12,855	21,745	2,654,908	2,676,653	—
Home equity loans	4,130	910	4,817	9,857	1,019,125	1,028,982	—
Consumer loans	6,565	2,368	3,163	12,096	432,418	444,514	—
Total Personal Banking	14,017	8,846	20,835	43,698	4,106,451	4,150,149	—

Commercial Banking:
Commercial real estate loans	3,432	487	16,698	20,617	2,025,146	2,045,763	—
Commercial loans	1,270	443	5,309	7,022	449,091	456,113	—
Total Commercial Banking	4,702	930	22,007	27,639	2,474,237	2,501,876	—
Total originated loans	18,719	9,776	42,842	71,337	6,580,688	6,652,025	—

Acquired loans:
Personal Banking:
Residential mortgage loans	58	606	623	1,287	141,073	142,360	235
Home equity loans	854	235	1,205	2,294	317,829	320,123	148
Consumer loans	1,018	305	209	1,532	182,466	183,998	18
Total Personal Banking	1,930	1,146	2,037	5,113	641,368	646,481	401

Commercial Banking:
Commercial real estate loans	423	615	7,835	8,873	410,045	418,918	2,378
Commercial loans	223	151	940	1,314	79,828	81,142	144
Total Commercial Banking	646	766	8,775	10,187	489,873	500,060	2,522
Total acquired loans	2,576	1,912	10,812	15,300	1,131,241	1,146,541	2,923

Total loans	$21,295	11,688	53,654	86,637	7,711,929	7,798,566	2,923

(1)
Represents acquired loans that were originally recorded at fair value upon acquisition. These loans are considered to be accruing because we can reasonably estimate future cash flows on and expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value and their expected cash flows into interest income.

The following table provides information related to loan payment delinquencies at December 31, 2015 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Total loans receivable	90 Days or greater delinquent and accruing (1)
Originated loans:
Personal Banking:
Residential mortgage loans	$25,503	7,541	15,564	48,608	2,646,568	2,695,176	—
Home equity loans	4,870	1,836	5,251	11,957	1,043,950	1,055,907	—
Consumer loans	6,092	2,340	2,857	11,289	306,344	317,633	—
Total Personal Banking	36,465	11,717	23,672	71,854	3,996,862	4,068,716	—

Commercial Banking:
Commercial real estate loans	22,212	6,875	14,942	44,029	1,891,128	1,935,157	—
Commercial loans	1,703	598	2,449	4,750	356,658	361,408	—
Total Commercial Banking	23,915	7,473	17,391	48,779	2,247,786	2,296,565	—
Total originated loan	60,380	19,190	41,063	120,633	6,244,648	6,365,281	—

Acquired loans:
Personal Banking:
Residential mortgage loans	440	249	786	1,475	44,241	45,716	540
Home equity loans	936	642	861	2,439	128,760	131,199	462
Consumer loans	1,009	181	69	1,259	201,397	202,656	26
Total Personal Banking	2,385	1,072	1,716	5,173	374,398	379,571	1,028

Commercial Banking:
Commercial real estate loans	2,665	1,353	4,089	8,107	408,170	416,277	2,582
Commercial loans	1,165	—	150	1,315	59,677	60,992	140
Total Commercial Banking	3,830	1,353	4,239	9,422	467,847	477,269	2,722
Total acquired loan	6,215	2,425	5,955	14,595	842,245	856,840	3,750

Total	$66,595	21,615	47,018	135,228	7,086,893	7,222,121	3,750
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

The following table sets forth information about credit quality indicators updated during the quarter ended September 30, 2016 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans:
Personal Banking:
Residential mortgage loans	$2,659,867	—	16,786	—	—	2,676,653
Home equity loans	1,021,191	—	7,791	—	—	1,028,982
Consumer loans	441,552	—	2,962	—	—	444,514
Total Personal Banking	4,122,610	—	27,539	—	—	4,150,149

Commercial Banking:
Commercial real estate loans	1,884,719	45,458	115,572	14	—	2,045,763
Commercial loans	404,365	11,690	37,157	2,901	—	456,113
Total Commercial Banking	2,289,084	57,148	152,729	2,915	—	2,501,876
Total originated loans	6,411,694	57,148	180,268	2,915	—	6,652,025

Acquired loans:
Personal Banking:
Residential mortgage loans	140,553	—	1,807	—	—	142,360
Home equity loans	317,452	—	2,671	—	—	320,123
Consumer loans	183,333	—	665	—	—	183,998
Total Personal Banking	641,338	—	5,143	—	—	646,481

Commercial Banking:
Commercial real estate loans	381,097	16,305	21,516	—	—	418,918
Commercial loans	74,956	3,017	3,169	—	—	81,142
Total Commercial Banking	456,053	19,322	24,685	—	—	500,060
Total acquired loans	1,097,391	19,322	29,828	—	—	1,146,541

Total loans	$7,509,085	76,470	210,096	2,915	—	7,798,566

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2015 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans:
Personal Banking:
Residential mortgage loans	$2,680,562	—	13,274	—	1,340	2,695,176
Home equity loans	1,048,397	—	7,510	—	—	1,055,907
Consumer loans	315,159	—	2,474	—	—	317,633
Total Personal Banking	4,044,118	—	23,258	—	1,340	4,068,716

Commercial Banking:
Commercial real estate loans	1,778,140	46,518	110,384	115	—	1,935,157
Commercial loans	299,455	23,023	37,820	1,110	—	361,408
Total Commercial Banking	2,077,595	69,541	148,204	1,225	—	2,296,565
Total originated loans	6,121,713	69,541	171,462	1,225	1,340	6,365,281

Acquired loans:
Personal Banking:
Residential mortgage loans	44,930	—	786	—	—	45,716
Home equity loans	130,338	—	861	—	—	131,199
Consumer loans	202,587	—	69	—	—	202,656
Total Personal Banking	377,855	—	1,716	—	—	379,571

Commercial Banking:
Commercial real estate loans	392,811	6,872	16,594	—	—	416,277
Commercial loans	59,948	707	337	—	—	60,992
Total Commercial Banking	452,759	7,579	16,931	—	—	477,269
Total acquired loans	830,614	7,579	18,647	—	—	856,840

Total	$6,952,327	77,120	190,109	1,225	1,340	7,222,121

(6)	Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	September 30, 2016	December 31, 2015
Amortizable intangible assets:
Core deposit intangibles — gross	$37,953	30,578
Acquisitions	25,732	7,375
Less: accumulated amortization	(32,910)	(31,192)
Core deposit intangibles — net	30,775	6,761
Customer and Contract intangible assets — gross	8,496	8,234
Acquisitions	1,640	262
Less: accumulated amortization	(7,010)	(6,275)
Customer and Contract intangible assets — net	$3,126	2,221

The following table shows the actual aggregate amortization expense for the quarters ended September 30, 2016 and 2015, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended September 30, 2016	$1,068
For the quarter ended September 30, 2015	422
For the nine months ended September 30, 2016	2,453
For the nine months ended September 30, 2015	959
For the year ending December 31, 2016	4,240
For the year ending December 31, 2017	6,655
For the year ending December 31, 2018	5,762
For the year ending December 31, 2019	4,869
For the year ending December 31, 2020	3,976
For the year ending December 31, 2021	3,170

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community Banking	Consumer Finance	Total
Balance at December 31, 2014	$173,710	1,613	175,323
Goodwill acquired	86,413	—	86,413
Impairment losses	—	—	—
Balance at December 31, 2015	260,123	1,613	261,736
Goodwill acquired	45,975	—	45,975
Impairment losses	—	—	—
Balance at September 30, 2016	$306,098	1,613	307,711

We performed our annual goodwill impairment test as of June 30, 2016 and concluded that goodwill was not impaired. At September 30, 2016, there were no changes in our operations or other factors that would cause us to update that test. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2015 Annual Report on Form 10-K for a description of our testing procedures.

(7)	Guarantees

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures.  Collateral may be obtained based on management’s credit assessment of the customer.  At September 30, 2016, the maximum potential amount of future payments we could be required to make under these standby letters of credit was $33.7 million, of which $24.8 million is fully collateralized.  At September 30, 2016, we had a liability, which represents deferred income, of $225,000 related to the standby letters of credit.  There are no recourse provisions that would enable us to recover any amounts from third parties.

(8)	Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All stock options outstanding during the quarter ended September 30, 2016 were included in the computation of diluted earnings per share because the options’ exercise price was less than the average market price of the common shares of $15.19. Stock options to purchase 534,482 shares of common stock with a weighted average exercise price of $13.15 per share were outstanding during the quarter ended September 30, 2015 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares of $12.76. Stock options to purchase 710,423 shares of common stock with a weighted average exercise price of $14.15 per share were outstanding during the nine months ended September 30, 2016 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares of $14.02. Stock options to purchase 1,712,746 shares of common stock with a weighted average exercise price of $12.63 per share were outstanding during the nine months ended September 30, 2015 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares of $12.33.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Reported net income	$14,197	12,872	25,173	44,347

Weighted average common shares outstanding	99,602,535	95,256,807	99,224,565	92,822,720
Dilutive potential shares due to effect of stock options	1,465,710	568,991	1,008,942	433,379
Total weighted average common shares and dilutive potential shares	101,068,245	95,825,798	100,233,507	93,256,099

Basic earnings per share:	$0.14	0.14	0.25	0.48

Diluted earnings per share:	$0.14	0.13	0.25	0.48

(9)	Pension and Other Post-retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post retirement healthcare plans for the periods indicated (in thousands):

Components of net periodic benefit cost

	Quarter ended September 30,
	Pension benefits		Other post-retirement benefits
	2016	2015	2016	2015
Service cost	$1,374	1,430	—	—
Interest cost	1,695	1,531	18	14
Expected return on plan assets	(2,474)	(2,593)	—	—
Amortization of prior service cost	(581)	(581)	—	—
Amortization of the net loss	927	925	22	15
Net periodic (benefit)/ cost	$941	712	40	29

	Nine months ended September 30,
	Pension benefits		Other post-retirement benefits
	2016	2015	2016	2015
Service cost	$4,122	4,290	—	—
Interest cost	5,087	4,593	53	44
Expected return on plan assets	(7,423)	(7,779)	—	—
Amortization of prior service cost	(1,742)	(1,743)	—	—
Amortization of the net loss	2,782	2,775	67	45
Net periodic (benefit)/ cost	$2,826	2,136	120	89

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

Debt securities - available for sale - Generally, debt securities are valued using pricing for similar securities, recently executed transactions and other pricing models utilizing observable inputs.  The valuation for most debt securities is classified as Level 2.  Securities within Level 2 include corporate bonds, municipal bonds, mortgage-backed securities and US government obligations.  Certain corporate debt securities do not have an active market and as such the broker pricing received uses alternative methods. The fair value of these corporate debt securities is determined by using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions.  As such, these securities are included herein as Level 3 assets.

Equity securities - available for sale - Level 1 securities include publicly traded securities valued using quoted market prices.  We consider the financial condition of the issuer to determine if the securities have indicators of impairment.

Debt securities - held to maturity - The fair value of debt securities held to maturity is determined in the same manner as debt securities available for sale.

Loans Held for Sale

The estimated fair value of loans held for sale is based on market bids obtained from potential buyers.

Loans Held for Investment
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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At September 30, 2016 and December 31, 2015, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at September 30, 2016 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$320,566	320,566	320,566	—	—
Securities available-for-sale	890,688	890,688	3,892	877,567	9,229
Securities held-to-maturity	22,584	23,249	—	23,249	—
Loans receivable, net	7,735,320	8,139,180	30,355	—	8,108,825
Accrued interest receivable	21,591	21,591	21,591	—	—
FHLB Stock	7,660	7,660	—	—	—
Total financial assets	$8,998,409	9,402,934	376,404	900,816	8,118,054

Financial liabilities:
Savings and checking deposits	$6,511,356	6,511,356	6,511,356	—	—
Time deposits	1,691,447	1,711,487	—	—	1,711,487
Borrowed funds	135,891	135,891	135,891	—	—
Junior subordinated debentures	111,213	113,967	—	—	113,967
Cash flow hedges - swaps	3,512	3,512	—	3,512	—
Accrued interest payable	682	682	682	—	—
Total financial liabilities	$8,454,101	8,476,895	6,647,929	3,512	1,825,454

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both September 30, 2016 and December 31, 2015.  There were no transfers of financial instruments between Level 1 and Level 2 during the nine months ended September 30, 2016.

The following table represents assets and liabilities measured at fair value on a recurring basis at September 30, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Equity securities	$3,892	—	—	3,892

Debt securities:
U.S. government and agencies	—	7	—	7
Government sponsored enterprises	—	313,203	—	313,203
States and political subdivisions	—	71,061	—	71,061
Corporate	—	8,161	9,229	17,390
Total debt securities	—	392,432	9,229	401,661

Residential mortgage-backed securities:
GNMA	—	32,372	—	32,372
FNMA	—	114,942	—	114,942
FHLMC	—	87,729	—	87,729
Non-agency	—	586	—	586
Collateralized mortgage obligations:
GNMA	—	7,275	—	7,275
FNMA	—	102,781	—	102,781
FHLMC	—	130,362	—	130,362
SBA	—	7,034	—	7,034
Non-agency	—	2,054	—	2,054
Total mortgage-backed securities	—	485,135	—	485,135

Interest rate swaps	—	(3,512)	—	(3,512)

Total assets and liabilities	$3,892	874,055	9,229	887,176

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Equity securities	$1,894	—	—	1,894

Debt securities:
U.S. government and agencies	—	11	—	11
Government sponsored enterprises	—	294,440	—	294,440
States and political subdivisions	—	82,868	—	82,868
Corporate	—	7,520	8,955	16,475
Total debt securities	—	384,839	8,955	393,794

Residential mortgage-backed securities:
GNMA	—	27,082	—	27,082
FNMA	—	99,170	—	99,170
FHLMC	—	50,369	—	50,369
Non-agency	—	606	—	606
Collateralized mortgage obligations:
GNMA	—	10,669	—	10,669
FNMA	—	122,528	—	122,528
FHLMC	—	157,378	—	157,378
SBA	—	8,166	—	8,166
Non-agency	—	2,749	—	2,749
Total mortgage-backed securities	—	478,717	—	478,717

Interest rate swaps	—	(4,276)	—	(4,276)

Total assets and liabilities	$1,894	859,280	8,955	870,129

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Quarter ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Beginning balance	$8,719	9,223	8,955	10,597

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	—	—	—
Included in other comprehensive income	510	(226)	274	(1,600)

Purchases	—	—	—	—
Sales	—	—	—	—
Transfers in to Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance	$9,229	8,997	9,229	8,997

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment, mortgage servicing rights, and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at September 30, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans measured for impairment	$—	—	48,517	48,517

Mortgage servicing rights	$—	—	1,493	1,493

Real estate owned	—	—	4,841	4,841

Total assets	$—	—	54,851	54,851

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

The table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2016 (dollar amounts in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Debt securities	$9,229	Discounted cash	Discount margin	0.4% to 2.1% (0.7%)
		flow	Default rates	1.0%
			Prepayment speeds	1.0 annually

Loans measured for impairment	48,517	Appraisal value (1)	Estimated cost to sell	10.0%
		Discounted cash flow	Discount rate	3.8% to 20.0% (11.0%)

Mortgage servicing rights	1,493	Discounted cash	Annual service cost	$80
		flow	Prepayment rates	7.1% to 11.5% (11.3%)
			Expected life (months)	63.5 to 78.3 (77.6)
			Option adjusted spread	800 basis points
			Forward yield curve	0.5% to 1.4% (1.1%)

Real estate owned	4,841	Appraisal value (1)	Estimated cost to sell	10.0%

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

As a result of the LNB acquisition we acquired two statutory business trusts: LNB Trust I and LNB Trust II; both are Delaware statutory business trusts.  The outstanding stock issued by LNB Trust I was redeemed on December 15, 2015. At September 30, 2016, LNB Trust II had 7,875 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $7,875,000) with a stated maturity of June 15, 2037. These securities carry a fixed interest rate of 6.64%

through June 15, 2017, then becomes a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.48%.  LNB Trust II invested the proceeds of the offerings in junior subordinated deferrable interest debentures acquired by the Company.  The structure of these debentures mirrors the structure of the trust-preferred securities. LNB Trust II holds $8,119,000 of junior subordinated debentures. The subordinated debentures are the sole assets of the Trusts. Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts.

We are currently a counterparty to two interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV.  The first swap modifies the re-pricing characteristics of Trust III, wherein for a ten year period expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The other swap modifies the re-pricing characteristics of Trust IV, wherein for a ten year period expiring in December 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contracts is not significant.  At September 30, 2016, $4.2 million of cash was pledged as collateral to the counterparty.

At September 30, 2016, the fair value of the swap agreements was $(3.5) million and was the amount we would have expected to pay if the contracts were terminated.  There was no material hedge ineffectiveness for these swaps.

The following table shows liability derivatives, included in other liabilities, at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Fair value	$3,512	4,276
Notional amount	50,000	50,000
Collateral posted	4,205	4,705

(12)	Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of September 30, 2016 we have not accrued for any legal proceedings based on our analysis of currently available information which is subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances.  Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(13)	Changes in Accumulated Other Comprehensive Income/ (Loss)

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended September 30, 2016
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of June 30, 2016	$7,866	(2,753)	(24,630)	(19,517)
Other comprehensive income before reclassification adjustments	(785)	471	—	(314)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(36)	—	224	188

Net other comprehensive income	(821)	471	224	(126)

Balance as of September 30, 2016	$7,045	(2,282)	(24,406)	(19,643)

	For the quarter ended September 30, 2015
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of June 30, 2015	$4,278	(3,546)	(23,315)	(22,583)

Other comprehensive income before reclassification adjustments	2,379	45	—	2,424
Amounts reclassified from accumulated other comprehensive income (3), (4)	(120)	—	219	99

Net other comprehensive income/ (loss)	2,259	45	219	2,523

Balance as of September 30, 2015	$6,537	(3,501)	(23,096)	(20,060)

(1)	Consists of realized loss on securities (gain on sales of investments, net) of $59, net of tax (income tax expense) of $(23).

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $581 and amortization of net loss (compensation and employee benefits) of $(949), net of tax (income tax expense) of $144.  See note 8.

(3)	Consists of realized gains on securities (gain on sales of investments, net) of $197, net of tax (income tax expense) of $(77).

(4)
Consists of amortization of prior service cost (compensation and employee benefits) of $581 and amortization of net loss (compensation and employee benefits) of $(940), net of tax (income tax expense) of $140.  See note 8.

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the nine months ended September 30, 2016
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2015	$3,325	(2,779)	(25,081)	(24,535)
Other comprehensive income before reclassification adjustments	3,717	497	—	4,214
Amounts reclassified from accumulated other comprehensive income (1), (2)	3	—	675	678

Net other comprehensive income	3,720	497	675	4,892

Balance as of September 30, 2016	$7,045	(2,282)	(24,406)	(19,643)

	For the nine months ended September 30, 2015
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2014	$3,461	(4,078)	(23,753)	(24,370)

Other comprehensive income before reclassification adjustments	3,543	577	—	4,120
Amounts reclassified from accumulated other comprehensive income (3), (4)	(467)	—	657	190

Net other comprehensive income	3,076	577	657	4,310

Balance as of September 30, 2015	$6,537	(3,501)	(23,096)	(20,060)

(1)	Consists of realized gains on securities (loss on sales of investments, net) of $(4), net of tax (income tax expense) of $1.

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $1,742 and amortization of net loss (compensation and employee benefits) of $(2,849), net of tax (income tax expense) of $432. See note 8.

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

Overview of Critical Accounting Policies Involving Estimates

Please refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2015 Annual Report on Form 10-K.

Executive Summary and Comparison of Financial Condition

On September 9, 2016, we acquired 18 Western New York banking branches with deposits of $1.643 billion, at fair value, from First Niagara Bank N.A. ("FNFG"). The premium paid on the deposits was 4.5%. In addition we received $1.119 billion in cash from the transaction and $455.9 million, at fair value, of performing business and personal loans.

Total assets at September 30, 2016 were $9.715 billion, an increase of $762.7 million, or 8.5%, from $8.952 billion at December 31, 2015.  This increase in assets was due primarily to the FNFG branch acquisition and organic loan growth of $120.6 million, or 1.7%. Partially offsetting these increases was the utilization of cash to payoff FHLB advances and, as a result, borrowed funds decreased by $839.1 million, or 86.1%.

Total loans receivable increased by $576.4 million, or 8.0%, to $7.799 billion at September 30, 2016, from $7.222 billion at December 31, 2015 due primarily to the FNFG branch acquisition which added loans, at fair value, totaling $455.9 million. Additionally, loans funded during the nine months ended September 30, 2016, of $2.139 billion exceeded loan maturities, principal repayments of $1.850 billion and mortgage loan sales of $158.1 million. Our commercial banking loan portfolio increased by $228.1 million, or 8.2%, to $3.002 billion at September 30, 2016 from $2.774 billion at December 31, 2015. Net of acquired loans our commercial banking portfolio increased by $122.4, or 4.4%, as we continue to emphasize the origination of commercial and commercial real estate loans. Additionally, our personal banking loan portfolio increased by $348.3 million, or 7.8%, to $4.797 billion at September 30, 2016 from $4.448 billion at December 31, 2015.  Net of acquired loans our personal banking loan portfolio decreased by $1.8 million, or 0.1%, due primarily to the resumption of the sale of residential mortgage loans during 2016.

Total deposits increased by $1.590 billion, or 24.0%, to $8.203 billion at September 30, 2016 from $6.613 billion at December 31, 2015. All deposit types increased with the exception of time deposits. Noninterest-bearing demand deposits increased by $319.3 million, or 27.1%, to $1.497 billion at September 30, 2016 from $1.177 billion at December 31, 2015. Net of assumed deposits, noninterest-bearing demand deposits increased by $39.6 million, or 3.4%. Interest-bearing demand deposits increased by $366.9 million, or 34.0%, to $1.447 billion at September 30, 2016 from $1.080 billion at December 31, 2015. Net of assumed deposits, interest-bearing demand deposits increased by $41.2 million, or 3.8%. Savings deposits increased by $285.5 million, or 20.6%, to $1.672 billion at September 30, 2016 from $1.386 billion at December 31, 2015. Net of assumed deposits, savings deposits increased by $43.0 million, or 3.1%. Money market demand accounts increased by $621.8 million, or 48.8%, to $1.896 billion at September 30, 2016 from $1.275 billion at December 31, 2015. Net of assumed deposits, money market demand accounts increased by $4.6 million, or 0.4%. Partially offsetting these increases was a decrease in time deposits of $3.3 million, or 0.2%, to $1.691 billion at September 30, 2016 from $1.695 billion at December 31, 2015. Net of assumed deposits, time deposits decreased by $181.1 million, 10.7%. We believe the increase in more liquid deposit accounts is due primarily to customers’ continued reluctance to lock in time deposits at these historically low rates and our emphasis on attracting low-cost fee-based deposits.

Borrowed funds decreased by $839.1 million, or 86.1%, to $135.9 million at September 30, 2016, from $975.0 million at December 31, 2015. This decrease is due to the repayment or maturity of all FHLB borrowings with the cash received from the FNFG branch acquisition. Partially offsetting this decrease was an increase of $17.2 million in collateralized borrowings.

Total shareholders’ equity at September 30, 2016 was $1.163 billion, or $11.48 per share, a decrease of $360,000 from $1.163 billion, or $11.42 per share, at December 31, 2015.  This decrease in equity was primarily the result of the payment of cash dividends of $45.0 million, and the repurchase of 145,900 shares of common stock for $1.8 million during the nine months ended September 30, 2016. Partially offsetting these decreases were net income of $25.2 million and a decrease in accumulated other comprehensive loss of $4.9 million due to an improvement in the net unrealized gain of the investment securities portfolio during the nine months ended September 30, 2016.

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

	At September 30, 2016
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,035,102	14.442%	618,195	8.625%	761,545	10.625%
Northwest Bank	983,470	13.742%	617,259	8.625%	760,392	10.625%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	971,613	13.556%	474,846	6.625%	618,195	8.625%
Northwest Bank	920,220	12.858%	474,127	6.625%	617,259	8.625%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	863,738	12.051%	367,334	5.125%	510,683	7.125%
Northwest Bank	920,220	12.858%	366,777	5.125%	509,910	7.125%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	971,613	11.215%	346,532	4.000%	433,164	5.000%
Northwest Bank	920,220	10.638%	346,023	4.000%	432,528	5.000%
(1) Amounts and ratios include the current capital conservation buffer of 0.625%, with the exception of Tier 1 capital to average assets.

	At December 31, 2015
			Minimum capital		Well capitalized
	Actual		requirements		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,102,468	16.63%	530,257	8.00%	662,821	10.00%
Northwest Bank	1,006,230	15.20%	529,498	8.00%	661,872	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,039,574	15.68%	397,693	6.00%	530,257	8.00%
Northwest Bank	943,554	14.26%	397,123	6.00%	529,498	8.00%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	931,699	14.06%	298,269	4.50%	430,834	6.50%
Northwest Bank	943,554	14.26%	297,843	4.50%	430,217	6.50%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,039,574	11.96%	347,582	4.00%	434,477	5.00%
Northwest Bank	943,554	10.87%	347,063	4.00%	433,829	5.00%

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at September 30, 2016 was 12.6%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments.  At September 30, 2016 Northwest had $3.299 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, as well as $111.0 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

Dividends

We paid $15.1 million and $13.0 million in cash dividends during the quarters ended September 30, 2016 and 2015, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 107.1% and 107.7% for the quarters ended September 30, 2016 and 2015, respectively, on regular dividends of $0.15 per share for the quarter ended September 30, 2016 and on regular dividends of $0.14 per share for the quarter ended September 30, 2015. We paid $45.0 million and $38.9 million in cash dividends during the nine months ended September 30, 2016 and 2015, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 180.0% and 87.5% for the nine months ended September 30, 2016 and 2015, respectively, on regular dividends of $0.45 per share for the nine months ended September 30, 2016 and on regular dividends of $0.42 per share for the nine months ended September 30, 2015. On October 19, 2016, the Board of Directors declared a dividend of $0.15 per share payable on November 17, 2016 to shareholders of record as of November 3, 2016.  This represents the 88th consecutive quarter we have paid a cash dividend.

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

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans 90 days or more delinquent:
Residential mortgage loans	$13,242	$15,810
Home equity loans	5,874	5,650
Consumer loans	3,354	2,900
Commercial real estate loans	22,155	16,449
Commercial loans	6,105	2,459
Total loans 90 days or more delinquent	$50,730	$43,268
Total real estate owned (REO)	4,841	8,725
Total nonaccrual loans 90 days or more delinquent and REO	55,571	51,993
Total nonaccrual loans 90 days or more delinquent to net loans receivable	0.66%	0.60%
Total nonaccrual loans 90 days or more delinquent and REO to total assets	0.57%	0.58%
Nonperforming loans:
Nonaccrual loans - loans 90 days or more delinquent	50,730	43,268
Nonaccrual loans - loans less than 90 days delinquent	35,542	28,394
Loans 90 days or more past maturity and still accruing	103	1,334
Total nonperforming loans	86,375	72,996
Total nonperforming assets	$91,216	81,721
Nonaccrual troubled debt restructured loans (1)	$17,374	21,118
Accruing troubled debt restructured loans	29,221	29,997
Total troubled debt restructured loans	$46,595	51,115

(1)	Included in nonaccurual loans above.

At September 30, 2016, we expect to fully collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent. As a result, we do not consider these loans that are 90 days or more delinquent, which total $2.9 million, to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment. Impaired loans at September 30, 2016 and December 31, 2015 were $116.4 million and $117.9 million, respectively.

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

If such an individual loan is deemed to be impaired, the Credit Administration department determines the proper measure of impairment for each loan based on one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent, less costs of sale or disposal.  If the measurement of the impaired loan is more or less than the recorded investment in the loan, the Credit Administration department adjusts the specific allowance associated with that individual loan accordingly.

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses, which the Credit Committee assesses regularly for appropriateness.  As part of the analysis as of September 30, 2016, we considered the economic conditions in our markets, such as unemployment and bankruptcy levels as well as changes in estimates of real estate collateral values.  In addition, we considered the overall trends in asset quality, specific reserves already established for criticized loans, historical loss rates and collateral valuations. The allowance for loan losses increased by $574,000, or 0.9%, to $63.2 million, or 0.81% of total loans at September 30, 2016 from $62.7 million, or 0.87% of total loans, at December 31, 2015.  This increase is primarily attributable to the downgrade of five commercial loan relationships that required combined reserves totaling $2.9 million.

We also consider how the levels of non-accrual loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Nonaccrual loans of $86.3 million or 1.11% of total loans receivable at September 30, 2016 increased by $14.6 million, or 20.4%, from $71.7 million, or 0.94% of total loans receivable, at December 31, 2015. As a percentage of average loans, annualized net charge-offs decreased to 0.20% for the nine months ended September 30, 2016 compared to 0.23% for the year ended December 31, 2015.

Comparison of Operating Results for the Quarters Ended September 30, 2016 and 2015

Net income for the quarter ended September 30, 2016 was $14.2 million, or $0.14 per diluted share, an increase of $1.3 million, or 10.3%, from net income of $12.9 million, or $0.13 per diluted share, for the quarter ended September 30, 2015.  The increase in net income resulted from increases in net interest income of $11.7 million, or 17.5%, and noninterest income of $2.7 million, or 14.8%, and a decrease in income tax expense of $541,000, or 10.3%. Partially offsetting these improvements to net income was an increase in provision for loan losses of $2.4 million, or 74.9%, and an increase in noninterest expense of $11.2 million, or 17.6%. Annualized, net income for the quarter ended September 30, 2016 represents returns on average equity and average assets of 4.89% and 0.63%, respectively, compared to 4.54% and 0.59% for the same quarter last year.  A further discussion of significant changes follows.

Interest Income

Total interest income increased by $5.0 million, or 6.2%, to $86.1 million for the quarter ended September 30, 2016 from $81.1 million for the quarter ended September 30, 2015. This increase is the result of an increase in the average balance of interest earning assets of $425.7 million, or 5.5%, to $8.193 billion for the quarter ended September 30, 2016 from $7.768 billion for the quarter ended September 30, 2015. Partially offsetting this increase was a decrease in the average yield earned on interest earning assets to 4.18% for the quarter ended September 30, 2016 from 4.19% for the quarter ended September 30, 2015.

Interest income on loans receivable increased by $6.3 million, or 8.3%, to $82.4 million for the quarter ended September 30, 2016 from $76.1 million for the quarter ended September 30, 2015.  This increase in interest income on loans receivable can be attributed to an increase in the average balance of loans receivable of $773.0 million, or 11.7%, to $7.358 billion for the quarter ended September 30, 2016 from $6.585 billion for the quarter ended September 30, 2015. This increase is due primarily to the addition of $928.1 million of loans, at fair value, from the LNB acquisition which closed on August 15, 2015. In addition, $455.9 million of loan balances, at fair value, were added from the FNFG branch acquisition on September 9, 2016. Also contributing to this increase was internal loan growth of $191.1 million during the past year due to continued success in growing commercial b anking relationships and our indirect automobile lending portfolio. Partially offsetting this increase was a decline in the average yield on loans receivable which decreased to 4.46% for the quarter ended September 30, 2016 from 4.63% for the quarter ended September 30, 2015.  The decline in average yield is due primarily to the historically low level of market interest rates, as well as the overall lower average yield from the acquired LNB portfolio.

Interest income on mortgage-backed securities decreased by $200,000, or 9.0%, to $2.0 million for the quarter ended September 30, 2016 from $2.2 million for the quarter ended September 30, 2015.  The average balance of mortgage-backed securities decreased by $57.8 million, or 11.6%, to $441.0 million for the quarter ended September 30, 2016 from $498.8 million for the quarter ended September 30, 2015. The cash flows from our existing portfolio were redirected to fund loan growth. Offsetting this decrease was an increase in the average yield of mortgage-backed securities to 1.84% for the quarter ended September 30, 2016 from 1.79% for the quarter ended September 30, 2015 due to the LNB portfolio having higher yields than our existing portfolio.

Interest income on investment securities decreased by $921,000, or 41.4%, to $1.3 million for the quarter ended September 30, 2016 from $2.2 million for the quarter ended September 30, 2015. The average balance of investment securities decreased by $207.0 million, or 42.9%, to $275.7 million for the quarter ended September 30, 2016 from $482.7 million for the quarter ended September 30, 2015.  This decrease is due primarily to the maturity or call of municipal and government agency securities. The cash flows from our existing portfolio were redirected to fund loan growth and payoff FHLB advances. Partially offsetting this decrease was an increase in the average yield of investment securities to 1.89% for the quarter ended September 30, 2016 from 1.84% for the quarter ended September 30, 2015.

Dividends on FHLB stock decreased by $233,000, or 51.7%, to $218,000 for the quarter ended September 30, 2016 from $451,000 for the quarter ended September 30, 2015. This decrease is attributable to decreases in both the average balance and average yield. The average yield of FHLB stock decreased to 3.12% for the quarter ended September 30, 2016 from 4.52% for the quarter ended September 30, 2015. Additionally, the average balance of FHLB stock decreased by $11.8 million, or 29.8% to $27.8 million for the quarter ended September 30, 2016 from $39.6 million for the quarter ended September 30, 2015. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits increased by $15,000, or 15.2%, to $114,000 for the quarter ended September 30, 2016 from $99,000 for the quarter ended September 30, 2015.  This increase is due to an increase in the average yield on interest-earning deposits to 0.49% for the quarter ended September 30, 2016 from 0.24% for the quarter ended September 30, 2015, as a result of the 25 basis point increase in December 2015 of the Federal Funds rate targeted by the Federal Reserve Bank. Partially offsetting this increase was a decrease in the average balance of $70.8 million, or 43.7%, to $91.2 million for the quarter ended September 30, 2016 from $162.0 million for the quarter ended September 30, 2015, due to the utilization of cash to payoff FHLB advances and fund loan growth.

Interest Expense

Interest expense decreased by $6.7 million, or 47.3%, to $7.5 million for the quarter ended September 30, 2016 from $14.2 million for the quarter ended September 30, 2015.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities, which decreased to 0.47% for the quarter ended September 30, 2016 from 0.91% for the quarter ended September 30, 2015. This decrease is due primarily to the payoff of all FHLB advances on September 12, 2016. Additionally, the average cost of each deposit type declined from the prior year in this low interest rate environment. Partially offsetting the decrease in cost was an increase in the average balance of interest-bearing liabilities of $194.2 million, or 3.2%, to $6.353 billion for the quarter ended September 30, 2016 from $6.159 billion for the quarter ended September 30, 2015. This increase was due primarily to the addition of $1.643 billion, at fair value, of deposit balances from the FNFG branch acquisition on September 9, 2016 and our success at generating new low-cost deposit relationships.

Net Interest Income

Net interest income increased by $11.7 million, or 17.5%, to $78.6 million for the quarter ended September 30, 2016 from $66.9 million for the quarter ended September 30, 2015.  This increase is attributable to the factors discussed above. The repayment of all FHLB advances and the FNFG branch acquisition which provided $1.464 billion in low-cost non-maturity deposits improved our net interest spread and margin. Our net interest rate spread increased to 3.71% for the quarter ended September 30, 2016 from 3.28% for the quarter ended September 30, 2015 and our net interest margin increased to 3.84% for the quarter ended September 30, 2016 from 3.45% for the quarter ended September 30, 2015.

Provision for Loan Losses

The provision for loan losses increased by $2.3 million, or 74.9%, to $5.5 million for the quarter ended September 30, 2016 from $3.2 million for the quarter ended September 30, 2015.  This increase is due primarily to the downgrade of four commercial loans requiring an additional $1.9 million of combined reserves. In addition, annualized net charge-offs increased for the quarter ended September 30, 2016 to 0.17% of total loans compared to 0.10% for the quarter ended September 30, 2015. However, the percentage of classified loans to total loans decreased to 2.73% at September 30, 2016 from 2.81% at September 30, 2015.  Additionally, delinquent loans to total loans decreased at September 30, 2016 to 1.11% from 1.20% at September 30, 2015.

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

Noninterest Income

Noninterest income increased by $2.7 million, or 14.8%, to $20.8 million for the quarter ended September 30, 2016 from $18.1 million for the quarter ended September 30, 2015. The increase is primarily attributable to increases in mortgage banking income and service charges and fees. Mortgage banking income increased by $1.6 million, or 606.4%, to $1.9 million for the quarter ended September 30, 2016 from $267,000 for the quarter ended September 30, 2015, due to the resumption of sales of residential mortgage loan originations from our Wholesale Lending Division into the secondary market. Service charges and fees increased by $1.1 million, or 10.7%, to $11.0 million for the quarter ended September 30, 2016 from $9.9 million for the quarter ended September 30, 2015 due primarily to the growth in checking accounts from both the LNB and FNFG acquisitions, and the successful execution of internal growth initiatives.

Noninterest Expense

Noninterest expense increased by $11.2 million, or 17.6%, to $75.0 million for the quarter ended September 30, 2016 from $63.8 million for the quarter ended September 30, 2015.  This increase is primarily the result of increases in compensation and employee benefits, processing expenses, amortization of intangible assets, marketing expenses, and other expense. Compensation and employee benefits increased by $8.5 million, or 27.3%, to $39.5 million for the quarter ended September 30, 2016 from $31.0 million for the quarter ended September 30, 2015.  This increase is due primarily to the employees retained from the LNB and FNFG acquisitions and the $5.1 million cost associated with the termination of Northwest's ESOP. Processing expenses increased by $718,000, or 8.8%, to $8.8 million for the quarter ended September 30, 2016 from $8.1 million for the quarter ended September 30, 2015, due primarily to the acquisitions of LNB and FNFG, as well as technology upgrades. Also contributing to the increase in noninterest expense were increases in amortization of intangible assets of $646,000, or 153.1%, and marketing expenses of $548,000, or 32.4%, for the quarter ended September 30, 2016. These increases are due primarily to the acquisitions of LNB and 18 FNFG branches. Lastly, other expense increased $1.0 million, or 54.6%, from the same period last year largely due to Ohio Franchise tax that we are now subject to as a result of the LNB acquisition.

Income Taxes

The provision for income taxes decreased by $541,000, or 10.3%, to $4.7 million for the quarter ended September 30, 2016 from $5.2 million for the quarter ended September 30, 2015. This decrease in income tax expense is primarily the result of a decrease in our effective tax rate for the quarter ended September 30, 2016 to 24.9% compared to 28.9% for the quarter ended September 30, 2015. This decrease is due primarily the lower amount of taxable income subject to Pennsylvania's mutual thrift tax as a result of our increased operations in the states of Ohio and New York. We anticipate our effective tax rate to be between 28.0% and 30.0% for all of 2016.

 Comparison of Operating Results for the Nine Months Ended September 30, 2016 and 2015

Net income for the nine months ended September 30, 2016 was $25.2 million, or $0.25 per diluted share, a decrease of $19.1 million, or 43.2%, from $44.3 million, or $0.48 per diluted share, for the nine months ended September 30, 2015.  The decrease in net income resulted from increases in noninterest expense of $68.9 million, or 39.9%, and provision for loan losses of $6.3 million, or 122.7%. Partially offsetting these factors were increases in net interest income of $34.8 million, or 18.1%, and noninterest income of $11.2 million, or 22.8%, as well as a decrease in income tax expense of of $10.0 million, or 51.8%. Annualized, net income for the nine months ended September 30, 2016 represents returns on average equity and average assets of 2.90% and 0.38%, respectively, compared to 5.47% and 0.73% for the nine months ended September 30, 2015.  A discussion of significant changes follows.

Interest Income

Total interest income increased by $24.2 million, or 10.3%, to $258.1 million for the nine months ended September 30, 2016 from $233.9 million for the nine months ended September 30, 2015. This increase is the result of increases in both the average balance of and average yield earned on interest earning assets. The average balance of interest earning assets increased by $696.2 million, or 9.3%, to $8.157 billion for the nine months ended September 30, 2016 from $7.461 billion for the nine months ended September 30, 2015. Additionally, the average yield on interest-earning assets increased to 4.23% for the nine months ended September 30, 2016 from 4.17% for the nine months ended September 30, 2015.

Interest income on loans receivable increased by $28.1 million, or 12.9%, to $245.9 million for the nine months ended September 30, 2016 from $217.8 million for the nine months ended September 30, 2015.  This increase in interest income on loans receivable can be attributed to an increase in the average balance of loans receivable of $1.050 billion, or 16.9%, to $7.278 billion for the nine months ended September 30, 2016 from $6.228 billion for the nine months ended September 30, 2015. This increase is due primarily to the addition of $928.1 million of loan balances, at fair value, from the LNB acquisition on August 14, 2015. Also contributing to this increase was internal loan growth of $191.1 million during the past year due to continued success in growing commercial banking relationships and our indirect automobile lending portfolio. Partially offsetting this increase was a decline in the average yield on loans receivable which decreased to 4.51% for the nine months ended September 30, 2016 from 4.68% for the nine months ended September 30, 2015. The decline in average yield is due primarily to the continued historically low level of market interest rates, as well as the overall lower yield of the acquired LNB portfolio.

Interest income on mortgage-backed securities decreased by $148,000, or 2.3%, to $6.4 million for the nine months ended September 30, 2016 and from $6.5 million for the nine months ended September 30, 2015. The average balance of mortgage-backed securities decreased by $31.9 million, or 6.5%, to $462.5 million for the nine months ended September 30, 2016 from $494.4 million for the nine months ended September 30, 2015. The cash flow from these securities was redirected to payoff FHLB advances and fund loan growth.  Partially offsetting this decrease was an increase in the average yield on mortgage-backed securities to 1.84% for the nine months ended September 30, 2016 from 1.76% for the nine months ended September 30, 2015 due to the acquisition of the higher yielding LNB portfolio.

Interest income on investment securities decreased by $2.4 million, or 34.3%, to $4.5 million for the nine months ended September 30, 2016 from $6.9 million for the nine months ended September 30, 2015. This decrease is the result of decreases in both the average balance and average yield. The average balance of investment securities decreased by $158.4 million, or 32.7%, to $325.4 million for the nine months ended September 30, 2016 from $483.8 million for the nine months ended September 30, 2015.  This decrease is due primarily to the maturity or call of municipal and government agency securities and the use of these proceeds to pay off FHLB advances and fund loan growth. The average yield on investment securities decreased to 1.86% for the nine months ended September 30, 2016 from 1.90% for the nine months ended September 30, 2015.  This decrease is primarily the result of higher rate, tax-free, municipal securities maturing or being called and, if replaced, being replaced by lower yielding, shorter duration government agency securities.

Dividends on FHLB stock decreased by $1.2 million, or 53.4%, to $1.1 million for the nine months ended September 30, 2016 from $2.3 million for the nine months ended September 30, 2015. This decrease is due primarily to the $1.0 million special dividend which was paid in the first quarter of 2015.  The average balance decreased by $4.4 million, or 11.9%, to $32.7 million for the nine months ended September 30, 2016 from $37.1 million for the nine months ended September 30, 2015. Additionally, the average yield, exclusive of the special dividend, decreased to 4.44% for the nine months ended September 30, 2016 from 4.64% for the nine months ended September 30, 2015. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits decreased by $175,000, or 41.9%, to $243,000 for the nine months ended September 30, 2016 from $418,000 for the nine months ended September 30, 2015.  This decrease is due to a decrease in the average balance of $159.2 million, or 73.3%, to $58.0 million for the nine months ended September 30, 2016 from $217.2 million for the nine months ended September 30, 2015, due to the utilization of cash to pay off FHLB advances and fund loan growth.  Partially offsetting this decrease was an increase in the average yield on interest-earning deposits to 0.55% for the nine months ended September 30, 2016 from 0.25% for the nine months ended September 30, 2015, as a result of the 25 basis point increase in December 2015 of the Federal Funds rate targeted by the Federal Reserve Bank.

Interest Expense

Interest expense decreased by $10.6 million, or 25.4%, to $31.2 million for the nine months ended September 30, 2016 from $41.8 million for the nine months ended September 30, 2015.  This decrease in interest expense was due to a decline in the average cost of interest-bearing liabilities which decreased to 0.65% for the nine months ended September 30, 2016 from 0.95% for the nine months ended September 30, 2015. This decrease is due primarily to the replacement of long-term FHLB borrowings with lower cost short-term FHLB advances in May 2016 and the replacement of those short-term advances in September 2016 with the deposits received from the FNFG branch acquisition. Also contributing to this decrease was the shift in deposit mix towards more lower cost or no cost deposits. Additionally, the average cost of each deposit type declined from the prior year in this low interest rate environment. Partially offsetting this decrease was an increase in the average balance of interest-bearing liabilities, which increased by $484.5 million, or 8.2%, to $6.394 billion for the nine months ended September 30, 2016 from $5.909 billion for the nine months ended September 30, 2015. This increase was due primarily to the addition of $1.017 billion, at fair value, of deposit balances from the LNB acquisition on August 14, 2015 and our success at attracting new checking account customers.

Net Interest Income

Net interest income increased by $34.8 million, or 18.1%, to $226.9 million for the nine months ended September 30, 2016 from $192.1 million for the nine months ended September 30, 2015.  This increase is attributable to the factors discussed above. Redirecting existing funds and cash flow from investment securities to fund the LNB acquisition, which provided $1.140 billion of interest-earning assets, and the refinancing and subsequent repayment of all FHLB advances, improved our net interest spread and margin. Our net interest rate spread increased to 3.57% for the nine months ended September 30, 2016 from 3.22% for the nine months ended September 30, 2015 and our net interest margin increased to 3.71% for the nine months ended September 30, 2016 from 3.41% for the nine months ended September 30, 2015.

Provision for Loan Losses

The provision for loan losses increased by $6.3 million, or 122.7%, to $11.4 million for the nine months ended September 30, 2016 from $5.1 million for the nine months ended September 30, 2015.  This increase is due primarily to the downgrading of five commercial loans throughout the year requiring an additional $2.9 million in combined reserves and increases in reserves for growth in our indirect auto loans. However, the percentage of classified loans to total loans decreased to 2.73% at September 30, 2016 from 2.81% at September 30, 2015. In addition, annualized net charge-offs decreased for the nine months ended ended September 30, 2016 to 0.20% of total loans compared to 0.26% for the nine months ended ended September 30, 2015.

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

Noninterest Income

Noninterest income increased by $11.2 million, or 22.8%, to $60.5 million for the nine months ended September 30, 2016 from $49.3 million for the nine months ended September 30, 2015. The increase is attributable to increases in all noninterest income categories with the exception of gain on sale of investments.  Service charges and fees increased by $3.9 million, or 13.9%, to $31.7 million for the nine months ended September 30, 2016 from $27.8 million for the nine months ended September 30, 2015 due primarily to the growth in checking accounts from both the LNB acquisition and the successful execution of internal growth initiatives. Also contributing to the increase in noninterest income was an decrease in loss on sale of real estate owned of $1.6 million, as we recognized a net loss of $203,000 for the nine months ended September 30, 2016 compared to a net loss of $1.8 million for the same period last year. Mortgage banking income increased by $1.8 million, or 251.7%, to $2.6 million for the nine months ended September 30, 2016 from $725,000 for the nine months ended September 30, 2015, due to the resumption of sales of residential mortgage loan originations from our Wholesale Lending Division into the secondary market. In addition, other operating income increased by $1.4 million, or 54.4%, to $4.0 million for the nine months ended September 30, 2016 from $2.6 million for the nine months ended September 30, 2015 due primarily to income on paid-off purchased credit impaired loans. Both trust and other financial services income and insurance commission income increased by approximately $1.0 million, respectively, as these business lines have benefited from acquisitions and internal growth initiatives.

Noninterest Expense

Noninterest expense increased by $68.9 million, or 39.9%, to $241.6 million for the nine months ended September 30, 2016 from $172.7 million for the nine months ended September 30, 2015.  This increase is primarily the result of a FHLB prepayment penalty and, to a lesser extent, increases in compensation and employee benefits, restructuring and acquisition expense, other expense, and processing expenses. During the nine months ended September 30, 2016, we replaced long-term FHLB borrowings with lower cost short-term advances incurring a $37.0 million prepayment penalty in May 2015. This refinancing occurred in anticipation of the acquisition of 18 First Niagara branches with deposits of approximately $1.600 billion. Compensation and employee benefits increased by $19.1 million, or 21.7%, to $106.9 million for the nine months ended September 30, 2016 from $87.8 million for the nine months ended September 30, 2015.  This increase is the result of the employees retained from both the LNB and FNFG acquisitions, higher health-care costs, and the costs associated with the ESOP termination. Additionally, acquisition and restructuring expenses increased by $2.8 million, or 33.3%. Acquisition and restructuring expense in the prior year related to the LNB acquisition. In the current year those similar charges relate to the FNFG branch acquisition as well as $3.0 million related to the consolidation of 24 branches into existing offices in April 2016. Also contributing to this increase in noninterest expense was an increase in other expense of $3.9 million, or 64.5%, as a result of an increase in charitable contributions made to utilize Pennsylvania Education Improvement Tax Credits and nine months of the Ohio Franchise tax. Processing expense increased by $2.7 million, or 11.9%, to $25.4 million for the nine months ended September 30, 2016 from $22.7 million for the nine months ended September 30, 2015, due primarily to technology upgrades, the additional maintenance costs attributable to the addition of the LNB and FNFG operations, and the replacement of debit cards in an effort to enhance customer security.

Income Taxes

The provision for income taxes decreased by $10.0 million, or 51.8%, to $9.3 million for the nine months ended September 30, 2016 from $19.3 million for the nine months ended September 30, 2015.  This decrease in income tax expense is primarily the result of a decrease in pretax income of $29.2 million, or 45.8%. Our effective tax rate for the nine months ended September 30, 2016 was 27.0% compared to 30.3% for the nine months ended September 30, 2015.  We anticipate our effective tax rate to be between 28.0% and 30.0% for all of 2016.

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

	Quarter ended September 30,
	2016				2015
	Average balance		Interest	Avg. yield/ cost (g)	Average balance		Interest	Avg. yield/ cost (g)
Assets:
Interest-earning assets:
Residential mortgage loans	$2,739,099		29,304	4.28%	$2,632,199		29,060	4.42%
Home equity loans	1,192,929		12,884	4.30%	1,114,931		12,208	4.34%
Consumer loans	554,954		8,931	6.40%	364,378		7,146	7.78%
Commercial real estate loans	2,394,001		26,683	4.36%	2,100,463		24,061	4.48%
Commercial loans	476,715		5,193	4.26%	372,693		4,108	4.31%
Loans receivable (a) (b) (includes FTE adjustments of $560 and $496, respectively)	7,357,698		82,995	4.49%	6,584,664		76,583	4.66%
Mortgage-backed securities (c)	440,966		2,030	1.84%	498,757		2,230	1.79%
Investment securities (c) (includes FTE adjustments of $364 and $530, respectively)	275,718		1,667	2.42%	482,666		2,754	2.28%
FHLB stock	27,761		218	3.12%	39,552		451	4.52%
Other interest-earning deposits	91,243		114	0.49%	162,041		99	0.24%

Total interest-earning assets (includes FTE adjustments of $924 and $1,026, respectively)	8,193,386		87,024	4.23%	7,767,680		82,117	4.24%

Noninterest earning assets (d)	835,500				846,439

Total assets	$9,028,886				$8,614,119

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$1,485,763		744	0.20%	$1,324,620		865	0.26%
Interest-bearing checking deposits	1,179,557		78	0.03%	1,022,585		149	0.06%
Money market deposit accounts	1,418,779		826	0.23%	1,217,122		825	0.27%
Time deposits	1,597,542		4,005	1.00%	1,577,159		4,324	1.09%
Borrowed funds (e)	560,407		657	0.47%	906,410		6,713	2.94%
Junior subordinated debentures	111,213		1,144	4.03%	111,213		1,274	4.48%

Total interest-bearing liabilities	6,353,261		7,454	0.47%	6,159,109		14,150	0.91%

Noninterest-bearing checking deposits (f)	1,243,474				1,054,270
Noninterest-bearing liabilities	276,014				275,435

Total liabilities	7,872,749				7,488,814

Shareholders’ equity	1,156,137				1,125,305

Total liabilities and shareholders’ equity	$9,028,886				$8,614,119

Net interest income/ Interest rate spread			79,570	3.76%			67,967	3.33%

Net interest-earning assets/ Net interest margin	$1,840,125			3.88%	$1,608,571			3.50%

Ratio of interest-earning assets to interest-bearing liabilities	1.29	X			1.26	X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(e)	Average balances include FHLB borrowings and collateralized borrowings.

(f)	Average cost of deposits were 0.32% and 0.39%, respectively.

(g)
Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 4.46% and 4.63%, respectively; Investment securities — 1.89% and 1.84%, respectively; interest-earning assets — 4.18% and 4.19%, respectively. GAAP basis net interest rate spreads were 3.71% and 3.28%, respectively; and GAAP basis net interest margins were 3.84% and 3.45%, respectively.

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

Quarters ended September 30, 2016 and 2015

	Rate	Volume	Net Change
Interest earning assets:
Loans receivable	$(3,743)	10,155	6,412
Mortgage-backed securities	66	(266)	(200)
Investment securities	164	(1,251)	(1,087)
FHLB stock	(100)	(133)	(233)
Other interest-earning deposits	103	(88)	15
Total interest-earning assets	(3,510)	8,417	4,907

Interest-bearing liabilities:
Savings deposits	(226)	105	(121)
Interest-bearing checking deposits	(94)	23	(71)
Money market deposit accounts	(135)	136	1
Time deposits	(375)	56	(319)
Borrowed funds	(4,566)	(1,490)	(6,056)
Junior subordinated debentures	(130)	—	(130)
Total interest-bearing liabilities	(5,526)	(1,170)	(6,696)

Net change in net interest income	$2,016	9,587	11,603

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

	Nine months ended September 30,
	2016				2015
	Average balance		Interest	Avg. yield/ cost (g)	Average balance		Interest	Avg. yield/ cost (g)
Assets:
Interest-earning assets:
Residential mortgage loans	$2,743,480		89,317	4.34%	$2,564,143		85,710	4.46%
Home equity loans	1,178,133		38,229	4.33%	1,076,385		35,083	4.36%
Consumer loans	529,356		25,848	6.52%	283,835		19,965	9.40%
Commercial real estate loans	2,367,014		79,367	4.41%	1,921,007		66,245	4.55%
Commercial loans	460,228		14,817	4.23%	382,679		12,207	4.21%
Loans receivable (a) (b) (includes FTE adjustments of $1,717 and $1,427, respectively)	7,278,211		247,578	4.54%	6,228,049		219,210	4.71%
Mortgage-backed securities (c)	462,474		6,374	1.84%	494,416		6,522	1.76%
Investment securities (c) (includes FTE adjustments of $1,134 and $1,872, respectively)	325,427		5,662	2.32%	483,792		8,761	2.41%
FHLB stock (h)	32,702		1,086	4.44%	37,112		2,329	4.64%
Other interest-earning deposits	57,996		243	0.55%	217,232		418	0.25%

Total interest-earning assets (includes FTE adjustments of $2,851 and $3,299, respectively)	8,156,810		260,943	4.27%	7,460,601		237,240	4.23%

Noninterest earning assets (d)	783,838				664,830

Total assets	$8,940,648				$8,125,431

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$1,444,302		2,446	0.23%	$1,273,724		2,516	0.26%
Interest-bearing checking deposits	1,134,669		378	0.04%	940,814		411	0.06%
Money market deposit accounts	1,334,158		2,520	0.25%	1,176,446		2,349	0.27%
Time deposits	1,625,936		12,262	1.01%	1,480,247		12,344	1.11%
Borrowed funds (e)	743,353		10,213	1.84%	932,123		20,617	2.96%
Junior subordinated debentures	111,213		3,389	4.00%	105,800		3,604	4.49%

Total interest-bearing liabilities	6,393,631		31,208	0.65%	5,909,154		41,841	0.95%

Noninterest-bearing checking deposits	1,196,737				975,904
Noninterest-bearing liabilities	191,934				156,247

Total liabilities	7,782,302				7,041,305

Shareholders’ equity	1,158,346				1,084,126

Total liabilities and shareholders’ equity	$8,940,648				$8,125,431

Net interest income/ Interest rate spread			229,735	3.62%			195,399	3.28%

Net interest-earning assets/ Net interest margin	$1,763,179			3.76%	$1,551,447			3.47%

Ratio of interest-earning assets to interest-bearing liabilities	1.28	X			1.26	X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(e)	Average balances include FHLB borrowings and collateralized borrowings.

(f)	Average cost of deposits were 0.35% and 0.40%, respectively.

(g)
 Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans  – 4.51% and 4.68%, respectively; Investment securities  – 1.86% and 1.90%, respectively; interest-earning assets  – 4.23% and 4.17%, respectively. GAAP basis net interest rate spreads were 3.57% and 3.22%, respectively; and GAAP basis net interest margins were 3.71% and 3.41%, respectively.

(h)	The average yield calculation excludes the $1.0 million special dividend paid in February 2015, the average yield was 8.39% with the special dividend included.

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

Nine months ended September 30, 2016 and 2015

	Rate	Volume	Net Change
Interest earning assets:
Loans receivable	$(16,031)	44,399	28,368
Mortgage-backed securities	273	(421)	(148)
Investment securities	(231)	(2,868)	(3,099)
FHLB stock	(1,089)	(154)	(1,243)
Other interest-earning deposits	489	(664)	(175)
Total interest-earning assets	(16,589)	40,292	23,703

Interest-bearing liabilities:
Savings deposits	(361)	291	(70)
Interest-bearing checking deposits	(98)	65	(33)
Money market deposit accounts	(129)	300	171
Time deposits	(1,298)	1,216	(82)
Borrowed funds	(7,829)	(2,575)	(10,404)
Junior subordinated debentures	(400)	185	(215)
Total interest-bearing liabilities	(10,115)	(518)	(10,633)

Net change in net interest income	$(6,474)	40,810	34,336

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at September 30, 2016 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from September 30, 2016 levels.

	Increase			Decrease
Non-parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/ (decrease) in net interest income	(0.8)%	(1.8)%	(2.6)%	(3.4)%
Projected percentage increase/ (decrease) in net income	(0.8)%	(2.1)%	(2.6)%	(9.1)%
Projected increase/ (decrease) in return on average equity	(0.8)%	(2.0)%	(2.5)%	(8.7)%
Projected increase/ (decrease) in earnings per share	$(0.01)	$(0.02)	$(0.02)	$(0.08)
Projected percentage increase/ (decrease) in market value of equity	(3.8)%	(7.2)%	(9.7)%	(2.2)%

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

Item 1A.  Risk Factors

Except as previously disclosed, there have been no material updates or additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)                                  Not applicable.

b.)                                  Not applicable.

c.)            The following table discloses information regarding the repurchase of shares of common stock during the quarter ending September 30, 2016:

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (1)	Maximum number of shares yet to be purchased under the plan (1)
July	—	$—	—	4,834,089
August	—	—	—	4,834,089
September	—	—	—	4,834,089
	—	$—

(1)	Reflects the program for 5,000,000 shares announced December 13, 2012. This program does not have an expiration date.

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	November 9, 2016	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	November 9, 2016	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller
(Principal Accounting Officer)