Form 10-K
period 2016-12-31
Northwest Bancshares, Inc.
filed 2017-03-01
CIK 1471265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal Year Ended December 31, 2016
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
As of February 15, 2017, there were 101,824,211 shares outstanding of the Registrant’s Common Stock.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2016, as reported by the Nasdaq Global Select Market, was approximately $1.520 billion.
DOCUMENTS INCORPORATED BY REFERENCE
                               Proxy Statement for the 2017 Annual Meeting of Stockholders of the Registrant (Part III).

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities and credit markets;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities or branch offices;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to continue to increase and manage our business and personal loans;

•	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;

•	the impact of the economy on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;

•	the impact of the current governmental effort to restructure the U.S. financial and regulatory system;

•	changes in the financial performance and/or condition of our borrowers; and

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

The conversion was completed December 18, 2009 when the Company sold 68,878,267 shares of common stock at $10.00 per share in the related offering.  Concurrent with the completion of the offering, shares of Northwest Bancorp, Inc. common stock owned by public stockholders were exchanged for 2.25 shares of Northwest Bancshares, Inc.’s common stock.  We also issued 1,277,565 shares of common stock and contributed $1.0 million in cash from the offering proceeds to Northwest Charitable Foundation, a charitable foundation that we established for the benefit of the communities in which Northwest Bank operates.  As of December 31, 2016, the Company had 101,699,406 shares outstanding and a market capitalization of approximately $1.834 billion.

On September 9, 2016, we acquired 18 western New York banking branches with deposits of $1.643 billion, at fair value, from First Niagara Bank N.A. ("FNFG"). The premium paid on the deposits was 4.5% and totaled $76.5 million. In addition, we received $1.103 billion in cash from the transaction, $455.9 million, at fair value, of performing business and personal loans and wealth management relationships with $450.0 million assets under management. The FNFG branch acquisition enables us to expand our western New York presence, improve our core deposit base, and add additional scale in our banking operations. The results of the FNFG branches are included in the Consolidated Statements of Financial Condition and the Consolidated Statements of Income from the date of acquisition.

The Company previously announced that it has entered into a purchase and assumption agreement to sell its three bank branches located in the greater Baltimore, Maryland area to Shore Bancshares, Inc.'s banking subsidiary, Shore United Bank. This divestiture includes approximately $216.0 million of deposits and $147.0 million of performing loans. The transaction includes a deposit premium of 8.0%. The sale is expected to close during the second quarter of 2017.

Our executive offices are located at 100 Liberty Street, Warren, Pennsylvania 16365.  Our telephone number at this address is (814) 726-2140.

The Company’s website (www.northwest.com) contains a direct link to Northwest Bancshares, Inc.’s filings with the Securities and Exchange Commission, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings, if any. Information on our website shall not be considered a part of this report. Copies of our filings may be obtained, without charge, by written request to Shareholder Relations, P.O. Box 128, Warren, Pennsylvania 16365.

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

As of December 31, 2016, Northwest Bank operated 176 community-banking locations throughout its market area in central and western Pennsylvania, western New York, eastern Ohio and Maryland.  Northwest Consumer Discount Company operates 49 consumer finance offices in Pennsylvania.  Northwest Bank also offers investment management and trust services and through wholly-owned subsidiaries, actuarial and benefit plan administration services, as well as property and casualty and employer benefit plan insurance.  Our principal lending activities are the origination of loans secured by first mortgages on owner-occupied, one-to-four-family residences, shorter term consumer loans, and commercial business and commercial real estate loans.

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

Market Area and Competition

We are headquartered in Warren, Pennsylvania, which is located in northwestern Pennsylvania, and have our highest concentration of deposits and loans in this area.  Since the early 1990s, we have expanded, primarily through acquisitions, into the southwestern and central regions of Pennsylvania, as well as western New York, northeastern Ohio and Maryland.  As of December 31, 2016, we operated 114 community banking locations and 49 consumer finance offices in Pennsylvania, 22 community banking offices in Ohio, 37 community banking offices in New York and three community banking offices in Maryland.  All of the aforementioned market areas are served by a number of competing financial institutions. As a result, we encounter strong competition both in attracting deposits and in originating personal and business loans. Our most direct competition for deposits comes from commercial banks, brokerage houses, other thrift institutions and credit unions in our market areas.  We expect continued competition from these financial institutions in the foreseeable future. With the continued acceptance of internet banking by our customers and consumers generally, competition for deposits has increased from institutions operating outside of our market area as well as from insurance companies.

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

Pennsylvania is a stable banking market with a total population of approximately 12.8 million and total households of approximately 5.1 million as of December 31, 2016. The Pennsylvania markets in which we operate our retail branch and consumer finance offices contain more than half of Pennsylvania’s population and a similar percentage of households. These markets have experienced a 1.4% decrease in population between 2010 and 2016. As of December 31, 2016, the markets' average median household income increased over the last year by 2.4%, to $50,748, compared to the national median income level of $57,462. The household income growth rate in Pennsylvania is projected to keep pace with the expected national average growth rates during the next five years at 7.3%. As of December 31, 2016, the market's unemployment rate was 4.9%, below the state of Pennsylvania rate of 5.6%, and slightly above the national average of 4.7%.

As of September 30, 2016, the House Price Index for the last four quarters in the state of Pennsylvania increased by 4.0%, compared to an increase in the national average of 6.0%. Nationally, foreclosures have receded from their record highs to the lowest levels since the second quarter of 2007. As of September 30, 2016, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Pennsylvania was 1.9%, compared to the national average of 1.6%.

 Western New York Market Area. With the FNFG branch acquisition our retail branch network increased from 18 to 37 community banking offices, greatly enhancing our presence in the Buffalo metro area.

Our retail branch network in New York encompasses five counties in the western portion of the state. This market has a diverse economy driven by healthcare and education industries, service businesses, technology companies and small manufacturing operations.

Our New York market area has a total population of approximately 2.1 million and total households of approximately 875,000 as of December 31, 2016. This area has experienced a decrease in population between 2010 and 2016, of 0.6%. The average median household income in this market increased by 7.6% over the last year to $52,326 as of December 31, 2016, compared to the national median income level of $57,462. As of December 31, 2016, the unemployment rate for our New York market area was 5.0%, compared to the national average of 4.7%.

As of September 30, 2016, the House Price Index for the last four quarters in our New York market increased by 4.9%, compared to an increase in the national average of 6.0%. As of September 30, 2016, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of New York was 4.3%, compared to the national average of 1.6%.

Northeastern Ohio Market Area. Our branch network includes five counties in northeastern Ohio, including the Cleveland metro area. The major employment sectors in this market are similar to the contiguous market in western Pennsylvania.

Our Ohio market area has a total population of approximately 2.4 million and total households of approximately 1.0 million as of December 31, 2016. This area has experienced an increase in population between 2010 and 2016, of 1.2%. The median household income for the counties in which we conduct business in Ohio was $54,912 as of December 31, 2016, compared to the national median income level of $57,462. As of December 31, 2016, the unemployment rate for our Ohio market was 5.3%, compared to the national average of 4.7%.

As of September 30, 2016, the House Price Index for the last four quarters in our Ohio market area increased by 3.5%, compared to an increase in the national average of 6.0%. As of September 30, 2016, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Ohio was 1.9%, compared to the national average of 1.6%.

Maryland Market Area.  As of December 31, 2016, we operate three community banking offices in Baltimore and Howard counties in Maryland. The economy in these two counties consists primarily of service businesses, industries related to government, and heath care. This market has an expanding population base, as well as median household income levels and projected income growth rates comparable to or exceeding the state and national averages.  As of December 31, 2016 the unemployment rate for our Maryland market was 3.7%, compared to the national average of 4.7%.

As of September 30, 2016, the House Price Index for the last four quarters for our Maryland market area increased by 3.3%, compared to an increase in the national average of 6.0%. As of September 30, 2016 the foreclosure rate in the state of Maryland was 1.9%, compared to the national average of 1.6%.

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

In an effort to manage interest rate risk, we have sought to make our interest-earning assets more interest rate sensitive by originating adjustable-rate loans, such as adjustable-rate residential mortgage loans and home equity lines of credit, and by originating short-term and medium-term fixed-rate consumer loans. In recent years we have emphasized the origination of commercial real estate loans and commercial business loans, which generally have adjustable rates of interest and shorter maturities than one-to-four-family residential real estate loans. Because we originate a substantial amount of long-term fixed-rate mortgage loans collateralized by one-to-four-family residential real estate, when possible, we originate and underwrite loans according to standards that allow us to sell them into the secondary mortgage market for purposes of managing interest-rate risk and liquidity.  The sale of mortgage loans supports our strategy to grow the consumer and commercial loan portfolios faster than our portfolio of long-term fixed rate residential mortgage loans. We currently sell low-yielding fixed rate residential mortgage loans with maturities of more than 15 years, and on a more limited basis, those with maturities of 15 years or less, while retaining all adjustable rate residential mortgage loans. Although we sell a portion of the residential mortgage loans that we originate, we continue to be a portfolio lender, and at any one time hold relatively few loans identified as held-for-sale.  We currently retain servicing on the mortgage loans we sell which generates monthly service fee income.  We generally retain in our portfolio all consumer loans that we originate while we periodically sell participations in the multi-family residential, commercial real estate or commercial business loans that we originate in an effort to reduce the concentration of certain individual credits and the risk associated with certain businesses, industries or geographies.

Residential Mortgage Loans.  We offer residential mortgage loans with terms typically ranging from 15 to 30 years, with either fixed or adjustable interest rates. Originations of fixed rate residential mortgage loans versus adjustable rate residential mortgage loans are monitored on an ongoing basis. The percentage of adjustable rate residential mortgage originations to total originations is affected significantly by the level of market interest rates, customer preference, our interest rate sensitivity and liquidity position, as well as loan products offered by our competitors. Therefore, even when our strategy is to increase the origination of adjustable rate residential mortgage loans, market conditions may be such that there is greater demand for fixed rate mortgage loans.  Adjustable rate residential mortgage loans totaled $60.0 million, or 0.8%, of our gross loan portfolio at December 31, 2016.

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

Included in our $2.716 billion portfolio of residential mortgage loans are construction loans of $18.1 million, or 0.1% of our gross loan portfolio.  We offer fixed-rate and adjustable-rate residential construction loans primarily for the construction of owner-occupied one-to-four-family residences in our market area to builders or to owners who have a contract for construction.  Construction loans are generally structured to become permanent mortgages, and are originated with terms of up to 30 years with an allowance of up to one year for construction.  Advances are made as construction is completed.  In addition, we originate loans within our market area that are secured by individual unimproved or improved lots.  Land loans for the construction of owner-occupied residential real estate properties are currently offered with fixed-rates for terms of up to ten years.  The maximum loan-to-value ratio for these loans is 80% of the as-completed appraised value, and the maximum loan-to-value ratio for construction loans is 95% of the lower of cost to build or as-completed appraised value.  Construction lending generally involves a greater degree of credit risk than permanent residential mortgage lending, as repayment of construction loans is often dependent upon the successful completion of construction projects.  Construction delays or the inability of borrowers to sell properties once construction is completed may impair borrowers’ ability to repay loans. Private mortgage insurance is required for construction loans with loan-to-value ratios in excess of 80%.

Our residential mortgage loans customarily include due-on-sale clauses, which are provisions giving us the right to declare loans immediately due and payable in the event, among other things, borrowers sell or otherwise dispose of underlying real properties serving as collateral for loans.

Home Equity Loans.  Generally, our home equity loans are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90% or less. Home equity loans are offered on a fixed rate basis with terms of up to 20 years. Home equity lines of credit are offered on an adjustable-rate basis with terms of up to 25 years. All home equity lines of credit are underwritten assuming the borrower is required to immediately begin making principal and interest payments using the current rates on our equivalent fixed rate products. At December 31, 2016, the disbursed portion of home equity lines of credit totaled $618.9 million, or 8.0% of gross loans, with $670.0 million remaining undisbursed, and our fixed-rate home equity loans totaled $709.9 million, or 9.2% of gross loans. We generally underwrite home equity loans and lines of credit in a manner similar to our underwriting of residential mortgage loans.

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

Consumer loans entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, recreation vehicles, appliances and furniture. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles.  At December 31, 2016, other consumer loans totaled $631.3 million, or 8.1% of gross loans.

Commercial Real Estate Loans.  Our multi-family commercial real estate loans are secured by multi-family residences, such as rental properties.  Our commercial real estate loans are secured by nonresidential properties such as hotels, commercial offices, manufacturing facilities and retail establishments. At December 31, 2016, a significant portion of our multi-family commercial real estate and commercial real estate loans were secured by properties located within our market area. Our largest multi-family commercial real estate loan relationship at December 31, 2016 had a principal balance of $43.4 million, and was secured by a residential development. This loan was performing in accordance with its terms as of December 31, 2016. Our largest commercial real estate loan relationship at December 31, 2016 had a principal balance of $88.0 million and was secured by 18 commercial real estate properties including student housing, a medical office an an ambulatory center. These loans were performing in accordance with their terms as of December 31, 2016. Multi-family commercial and commercial real estate loans are offered with both adjustable interest rates and fixed interest rates. The terms of each multi-family residential and commercial real estate loan are negotiated on a case-by-case basis. We generally originate multi-family commercial and commercial real estate loans in amounts up to 80% of the appraised value of the property collateralizing the loan.

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

Commercial Loans.  We offer commercial loans to finance various activities in our market area, some of which are secured in part by additional real estate collateral. At December 31, 2016, our largest commercial loan relationship had a principal balance of $45.0 million, and was unsecured. This loan was performing in accordance with its terms as of December 31, 2016.

Commercial business loans are offered with both fixed and adjustable interest rates. Underwriting standards we employ for commercial business loans include a determination of the applicant’s ability to meet existing obligations and payments on the proposed loan from operating cash flows generated by the applicant’s business. The financial strength of each applicant is also assessed through a review of financial statements provided by the applicant.

Commercial loans generally have higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business.  We strive to obtain personal guarantees from the borrower or a third party as a condition to originating commercial loans.

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

Our commercial loan policy assigns individual lending limits for our various commercial loan officers and dual authority consisting of an individual from Commercial Lending and Credit Administration. Lending authorities are established by the Credit Committee. The Senior Loan Committee may approve extensions of credit in excess of the maximum dual authority. The Credit Committee meets quarterly to review the assigned lending limits and to monitor our lending policies, loan activity, economic conditions and concentrations of credit.

Our general policy is to make no loans either individually or in the aggregate to one customer in excess of $20.0 million.  Under certain circumstances, for instance well qualified customers or customers with multiple individually qualified projects, this limit may be exceeded subject to the approval of the Senior Loan Committee. The Executive Vice President of Commercial Lending reviews any loans exceeding $5.0 million or unusual loan requests with the Risk Management Committee of the Board of Directors at each quarterly meeting.  In addition, the Chief Credit Officer has the authority to require that the Board of Directors review any loan that has been approved by the Senior Loan Committee with which the Chief Credit Officer has specific concerns. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and flood insurance is required as determined by regulation.  After the loan is approved, a loan commitment letter is promptly issued to the borrower.  At December 31, 2016, we had commitments to originate $109.0 million of loans.

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

Loan Origination Fees.  We defer loan origination fees received from borrowers and costs to originate loans and amortize such amounts as an adjustment of yield over the life of the loan by using the level yield method. Deferred loan fees and costs are recognized as part of interest income immediately upon prepayment or the sale of the related loan. At December 31, 2016, we had $22.4 million of net deferred loan origination costs. Loan origination fees vary with the volume and type of loans and commitments originated and purchased, principal repayments, and competitive conditions in the marketplace.

Income from net loan origination fees was $11.3 million, $9.2 million and $8.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Loans-to-One Borrower.  As of December 31, 2016, the largest aggregate amount loaned to one borrower, or related borrowers, totaled $88.0 million and was secured by 18 commercial real estate properties including student housing, a medical office and an ambulatory center. Our second largest lending relationship totaled $80.9 million and was secured by 18 commercial real estate properties including hotels, office and retail space. Our third largest lending relationship totaled $45.5 million and was secured by eight commercial office buildings. Our fourth largest lending relationship totaled $45.0 million and was unsecured. Our fifth largest lending relationship totaled $43.4 million and was secured by a residential development. All of these loans were performing in accordance with their terms at December 31, 2016.

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

At the time of purchase, we designate a security as either held-to-maturity or available-for-sale based upon our ability and intentions.  Securities available-for-sale are reported at fair value and securities held-to-maturity are reported at amortized cost.  A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary.  If impairment exists, credit related impairment losses are recorded in earnings while noncredit related impairment losses are recorded in accumulated other comprehensive income (for available-for-sale securities).  The fair values of our securities are based on published or securities dealers’ market values, when available.  See note 4 to the Consolidated Financial Statements for a detailed analysis and description of our investment portfolio and valuation techniques.

We purchase debentures and mortgage-backed securities that generally are issued by the Federal Home Loan Bank, Fannie Mae, Freddie Mac or Ginnie Mae.  Historically, we have invested in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae.

Sources of Funds

General. Deposits are the major source of our funds for lending and other investment purposes.  In addition to deposits, we derive funds from the amortization and prepayment and sale of loans and mortgage-backed securities, the maturity of investment securities, operations and, if needed, borrowings. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments and sales are influenced significantly by general interest rates and market conditions.  Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes, including to manage interest rate risk.

Deposits. Personal and business deposits are generated from our market area by offering a broad selection of deposit instruments including checking accounts, savings accounts, money market deposit accounts, term certificate accounts and individual retirement accounts. While we accept deposits of $250,000 or more, we do not offer premium rates for such deposits. We accept brokered deposits through the CDARS program, but generally do not solicit funds outside our market area.  As of December 31, 2016, we had deposits through the CDARS program with an aggregate balance of $18.6 million. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. We regularly execute changes in our deposit rates based upon general market interest rates, competition, and liquidity requirements.

Borrowings. We may rely upon borrowings to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  Borrowings from the Federal Home Loan Bank of Pittsburgh typically are collateralized by a portion of our real estate loans. In addition to the Federal Home Loan Bank of Pittsburgh, we have borrowing facilities with the Federal Reserve Bank, two correspondent banks and we borrow funds, in the form of corporate repurchase agreements, from municipalities, corporations and school districts.

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

Subsidiary Activities

Northwest Bancshares, Inc.’s sole direct consolidated subsidiary is Northwest Bank. Northwest Bancshares, Inc. also owns all of the common stock of three statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust, and LNB Trust II, a Delaware statutory business trust (the “Trusts”). At December 31, 2016, the Trusts have issued a total of $107.9 million of trust preferred securities. The Trusts are not consolidated with Northwest Bancshares, Inc.  At December 31, 2016, Northwest Bancshares, Inc.’s investment in the Trusts totaled $3.3 million, and the Trusts had assets of $111.2 million.

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

Northwest Settlement Agency, LLC provides title insurance to borrowers of Northwest Bank and other lenders.  At December 31, 2016, Northwest Bank had an equity investment in Northwest Settlement Agency, LLC of $3.9 million.  For the year ended December 31, 2016, Northwest Settlement Agency, LLC had net income of $229,000. During the fourth quarter of 2016 Northwest Settlement Agency, LLC ceased writing new business.

Great Northwest Corporation holds equity investments in government-assisted, low-income housing projects in various locations throughout our market area.  At December 31, 2016, Northwest Bank had an equity investment in Great Northwest Corporation of $10.9 million.  For the year ended December 31, 2016, Great Northwest Corporation had net income of $640,000, generated primarily from federal low-income housing tax credits.

Northwest Financial Services, Inc. provided retail brokerage services. Starting in October 2016 the brokerage income and related expenses were recognized by Northwest Bank. At December 31, 2016, Northwest Bank had an equity investment in Northwest Financial Services, Inc. of $9.5 million, and for the year ended December 31, 2016, Northwest Financial Services, Inc. had net income of $440,000.

Northwest Advisors, Inc., a federally registered investment advisor, provides investment management programs and investment portfolio planning services. At December 31, 2016, Northwest Bank had an equity investment in Northwest Advisors, Inc. of $2.1 million, and for the year ended December 31, 2016, Northwest Advisors, Inc. had a net loss of $55,000.

Northwest Consumer Discount Company, Inc. operates 49 consumer finance offices throughout Pennsylvania.  At December 31, 2016, Northwest Bank had an equity investment in Northwest Consumer Discount Company of $44.8 million and the net income of Northwest Consumer Discount Company, Inc. for the year ended December 31, 2016 was $487,000.

Allegheny Services, Inc. is a Delaware investment company that holds mortgage loans originated through our wholesale lending operation as well as municipal bonds.  In addition, Allegheny Services, Inc. funds the operation of the Northwest Consumer

Discount Company through an intercompany loan relationship.  At December 31, 2016, Northwest Bank had an equity investment in Allegheny Services, Inc. of $778.5 million, and for the year ended December 31, 2016, Allegheny Services, Inc. had net income of $16.1 million.

Boetger and Associates, Inc. (doing business as Northwest Retirement Services) is an actuarial and employee benefits consulting firm that specializes in the design, implementation and administration of qualified and non-qualified retirement plan programs.  At December 31, 2016, Northwest Bank had an equity investment of $2.9 million in Boetger and Associates, Inc. and for the year ended December 31, 2016, Boetger and Associates, Inc. had net income of $172,000.

Northwest Capital Group, Inc’s principal activity is to own, operate and ultimately divest of properties that were acquired in foreclosure.  At December 31, 2016, Northwest Bank had an equity investment of $11.7 million in Northwest Capital Group, Inc., which reported a net loss of $54,000 for the year ended December 31, 2016.

The Bert Company (doing business as Northwest Insurance Services) is an employee benefits and property and casualty insurance agency specializing in commercial and personal insurance as well as retirement benefit plans.  At December 31, 2016, Northwest Bank had an equity investment of $9.9 million in The Bert Company and for the year ended December 31, 2016, The Bert Company had net income of $959,000.

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

Personnel

As of December 31, 2016, we had 2,145 full-time and 321 part-time employees. None of our employees are represented by a collective bargaining group. We believe we have a good working relationship with our employees.

SUPERVISION AND REGULATION

General

Northwest Bank is a Pennsylvania-chartered savings bank and our deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund. Northwest Bank is subject to extensive regulation by the Department of Banking and Securities of the Commonwealth of Pennsylvania (the “Department of Banking”), as its chartering agency, and by the FDIC, as the insurer of its deposit accounts. Northwest Bank must file reports with the Department of Banking and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions including acquisitions of other financial institutions. Northwest Bank is examined periodically by the Department of Banking and the FDIC to test Northwest Bank’s compliance with various laws and regulations. This regulation and supervision, as well as federal and state law, establishes a comprehensive framework of activities in which Northwest Bank may engage and is intended primarily for the protection of the FDIC deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in these laws or regulations, whether by the Department of Banking or the FDIC, could have a material adverse impact on the Company, Northwest Bank and their respective operations. Additionally, when the consolidated assets of a financial institution and its holding company exceed $10 billion, the financial institution becomes subject to additional statutory and regulatory requirements that will result in additional costs. This includes enhanced risk management and corporate governance processes, stress-testing based on scenarios specified by the federal regulatory agencies and examination for compliance with federal financial consumer protection laws by the Consumer Financial Protection Bureau rather than the FDIC. As of December 31, 2016, our consolidated assets were $9.624 billion.

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

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, insured institutions were assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s rate depended upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower FDIC assessments. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2016 (the “Dodd-Frank Act”) required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations of less than $10 billion in total assets to 1.5 basis points from 30 basis points, effective July 1, 2016. The Dodd-Frank Act specifies that banks of greater than $10 billion in assets be required to bear the burden of raising the reserve ratio form 1.15% to 1.35%. Such institutions are subject to an annual surcharge of 4.5 basis points of total assets exceeding $10 billion. This surcharge will remain in place until the earlier of the Deposit Insurance Fund reaching the 1.35% ratio or December 31, 2018, at which point a shortfall assessment would be applied.

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

The following table shows the Basel III regulatory capital levels that must be maintained to avoid limitations on capital distributions and discretionary bonus payments for the periods indicated:

	January 1,	January 1,	January 1,
	2017	2018	2019
Common equity Tier 1 ratio plus capital conservation buffer	5.750%	6.375%	7.000%
Tier 1 risk-based capital ratio plus capital conservation buffer	7.250%	7.875%	8.500%
Total risk-based capital ratio plus capital conservation buffer	9.250%	9.875%	10.500%

Northwest Bank is also subject to capital guidelines of the Department of Banking. Although not adopted in regulation form, the Department of Banking requires 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

Prompt Corrective Action

Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The applicable FDIC regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. Under the amended regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. Institutions that fall into an “undercapitalized” category are subject to a variety of mandatory and discretionary supervisory actions, including a restriction on capital distributions and the requirement to file a capital restoration plan with the regulators. Performance under the capital restoration plan must be guaranteed by the parent holding company up to the lesser of the amount of the capital deficiency when deemed undercapitalized or 5% of the institution’s total assets. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2016, Northwest Bank was “well-capitalized” for this purpose.

Loans-to-One Borrower Limitation

In accordance with the Banking Code, a Pennsylvania chartered savings bank, with certain limited exceptions, may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its capital accounts, the aggregate of capital, surplus, undivided profits, capital securities and reserve for loan losses. We have established an internal lending limit, either individually or in the aggregate to one customer, of $20.0 million. Under certain circumstances, for instance well qualified customers or customers with multiple individually qualified projects, this limit may be exceeded subject to the approval of the Senior Loan Committee. As of December 31, 2016 we had 20 credit relationships that equal or exceed our $20.0 million internal limit.

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

Qualified Thrift Lender Test. To be regulated as a savings and loan holding company (rather than as a bank holding company), Northwest Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, Northwest Bank must be a “domestic building and loan association,” as defined in the Internal Revenue Code, or comply with the Qualified Thrift Lender test. Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period. As of December 31, 2016, Northwest Bank met the Qualified Thrift Lender test.

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

The Federal Reserve Board has issued a policy statement regarding capital distributions by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized. Regulatory guidance provides for prior regulatory consultation with respect to dividends in certain circumstances, such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The guidance similarly provides for regulatory review of stock repurchases or redemptions under certain circumstances. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions, including stock repurchases.

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

State Taxation.  As a Maryland business corporation, Northwest Bancshares, Inc. is required to file annual tax returns with the State of Maryland.  In addition, Northwest Bancshares, Inc. is subject to Pennsylvania’s corporate net income tax.  Dividends received from Northwest Bank qualify for a 100% dividends received deduction and are not subject to corporate net income tax.

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

The subsidiaries of Northwest Bank are subject to a Pennsylvania corporate net income tax and are also subject to other applicable taxes in the states where they conduct business.

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

Our performance is significantly impacted by the general economic conditions in our primary markets in Pennsylvania, New York, Ohio and Maryland. At December 31, 2016, 61.9% of our loan portfolio was secured by properties located in Pennsylvania, with a large portion of the rest of our loans secured by real estate located in New York, Ohio and Maryland. Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans.
A deterioration in economic conditions could result in the following consequences, any of which could have a material adverse affect on our business, financial condition, liquidity and results of operations:

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

The Company and Northwest Bank are subject to extensive regulation, supervision and examination by the Federal Reserve Board, the Department of Banking and the FDIC. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on Northwest Bank’s operations, reclassify assets, determine the adequacy of Northwest Bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. The laws and regulations applicable to us are subject to frequent change and interpretations. Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.

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

Provisions in our articles of incorporation and bylaws may prevent or impede holders of our common stock from obtaining representation on our Board of Directors and may make takeovers of Northwest Bancshares, Inc. more difficult. As a result, our stockholders may not have the opportunity to participate in such a transaction, which could provide a premium over the prevailing price of our common stock. The provisions that may discourage takeover attempts or make them more difficult include that our Board of Directors is divided into three staggered classes. A classified board makes it more difficult for stockholders to change a majority of the directors because it generally takes at least two annual elections of directors for this to occur. Our articles of incorporation include a provision that no person will be entitled to vote any shares of our common stock in excess of 10% of our outstanding shares of common stock. This limitation does not apply to the purchase of shares by a tax-qualified employee stock benefit plan established by us. In addition, our articles of incorporation and bylaws restrict who may call special meetings of stockholders and how directors may be removed from office. Additionally, in certain instances, the Maryland General Corporation Law requires a supermajority vote of our stockholders to approve a merger or other business combination with a large stockholder, if the proposed transaction is not approved by a majority of our directors.

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

Changes in interest rates also affect the current fair value of our interest-earning investment securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2016, the fair value of our investment and mortgage-backed securities portfolio totaled $846.6 million. Net unrealized gains on these securities totaled $1.1 million at December 31, 2016.

Any increase in market interest rates may reduce our mortgage banking income. We generate revenues primarily from gains on the sale of mortgage loans to investors, and from the amortization of deferred mortgage servicing rights. We recognized noninterest income of $4.9 million on mortgage banking activities during the year ended December 31, 2016. We also earn interest on loans held for sale while they are awaiting delivery to our investors.  In a rising or higher interest rate environment, our mortgage loan originations may decrease, resulting in fewer loans that are available for sale. This would result in a decrease in interest income and a decrease in revenues from loan sales. In addition, our results of operations are affected by the amount of noninterest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment, data processing and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

At December 31, 2016, our interest rate risk analysis indicated that the market value of our equity would decrease by 8.6% if there was an instant non-parallel 200 basis point increase in market interest rates. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Any future action by the U.S. Congress lowering the federal corporate income tax rate and/or eliminating the federal corporate alternative minimum tax could result in the need to establish a deferred tax asset valuation allowance and a corresponding charge against earnings.

The net deferred tax asset reported on the Company’s balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of these deferred tax assets consists of deferred loan loss deductions, deferred compensation deductions and accruals of long-term benefit obligations for which the associated tax deduction is deferred until payment. The net deferred tax asset is measured by applying currently-enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. As of December 31, 2016, the Company’s net deferred tax asset was $8.3 million.
The President of the United States and some members of Congress have announced plans to introduce legislation that would lower the federal corporate income tax rate from its current level of 35%. If this tax rate reduction is enacted, it will result in an immediate impairment of the recorded net deferred tax asset because the future tax benefit of these deferrals would need to be re-measured for the impact of the lower tax rate. Any such impairment would be recorded as a charge to the Company’s earnings and would be recognized in the quarter during which the lower rate is enacted.

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

If the allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on operating results. We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. If our assumptions prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease net income.

Our emphasis on originating commercial real estate and commercial loans is one of the more significant factors in evaluating the allowance for loan losses. As we continue to increase the amount of such loans, increased provisions for loan losses may be necessary, which would decrease our earnings.

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

A large portion of our $3.071 billion commercial loan portfolio is unseasoned, meaning they were originated recently. Our limited experience with these borrowers does not provide us with a significant payment history pattern with which to judge future collectability. Further, these loans have not been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

Further, commercial loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  Commercial business loans expose us to additional risk since they typically are dependent on the borrower’s ability to make repayments from the cash flows of the business and are secured by non-real estate collateral that may depreciate over time.  Further, our commercial business loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value at the time of default.

We could record future losses on our investment securities portfolio.

A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these and other securities constitutes an impairment that is other-than-temporary, which could result in material losses to us. These factors include, but are not limited to, failure by the issuer to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the issuers deteriorates and there remains limited liquidity for these securities.

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

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions or affect our ability to pursue further acquisition opportuities. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

If our intangible assets, including goodwill, are either partially or fully impaired in the future, it would decrease earnings.

We are required to test our goodwill and other identifiable intangible assets for impairment on an annual basis and more regularly if indicators of impairment exist. The impairment testing process considers a variety of factors, including the current market price of our common stock, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similar insured depository institutions. Future impairment testing may result in a partial or full impairment of the value of our goodwill or other identifiable intangible assets, or both. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. However, the recording of such an impairment loss would have no impact on the tangible book value of our shares of common stock or our regulatory capital levels.

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

Our municipal bond portfolio may be impacted by the effects of economic stress on state and local governments. At December 31, 2016, we had $67.9 million invested in debt obligations of states, municipalities and political subdivisions (collectively referred to as our municipal bond portfolio). We also had $139.7 million of loans outstanding to municipalities and political subdivisions. Widespread concern currently exists regarding the stress on state and local governments emanating from: (i) declining revenues; (ii) large unfunded liabilities to government workers; and (iii) entrenched cost structures. Debt-to-gross domestic product ratios for the majority of states have been deteriorating due to, among other factors: (i) declines in federal monetary assistance provided as the United States is currently experiencing the largest deficit in its history; and (ii) lower levels of sales and property tax revenue as unemployment remains elevated and the housing market continues to remain unstable. This concern has led to speculation about the potential for a significant deterioration in the municipal bond market, which could materially affect our results of operations, financial condition and liquidity. We may not be able to mitigate the exposure in our municipal portfolio if state and local governments are unable to fulfill their obligations. The risk of widespread issuer defaults may also increase if there are changes in legislation that permit states, or additional municipalities and political subdivisions, to file for bankruptcy protection or if there are judicial interpretations that, in a bankruptcy or other proceeding, lessen the value of any structural protections.

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

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  We anticipate that we will have sufficient capital resources to satisfy our capital requirements for the foreseeable future.  We may at some point, however, need to raise additional capital to support our continued growth.  If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of existing stockholders and may dilute the per share book value of our common stock.  New investors may also have rights, preferences and privileges senior to our current stockholders, which may adversely impact our current stockholders.  Also, the need to raise additional capital may force our management to spend more time in managerial and financing-related activities than in operational activities.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance.  Accordingly, we may not be able to raise additional capital, if needed, with favorable terms.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Provisions of the Dodd-Frank Act that are applicable to savings banks and their holding companies with $10 billion or more in assets may decrease our fee income and increase our operating costs or otherwise have a material effect on our business, financial condition or results of operations

The Dodd-Frank Act resulted in several new requirements for banking institutions with $10 billion or more in assets. As of December 31, 2016, we had consolidated assets of $9.624 billion. If we surpass this threshold, these provisions, subject to a phase-in period, may significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations. Such provisions include:

•
The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), which has broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Currently, the Pennsylvania Department of Banking and the FDIC examine Northwest Bank for compliance with consumer protection laws. However, the CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, and accordingly would assume examination and enforcement authority over us in the event our consolidated assets exceed $10 billion in the future.

•
Interchange fees for electronic debt transactions by a payment card issuer would be limited to $0.21 plus five basis points times the value of the transaction, plus up to $0.01 for fraud prevention costs. This would lower significantly our interchange or “swipe” revenue. Currently, we estimate this decrease in interchange fee income to be approximately $8.0 million, before tax.

•
The Dodd-Frank Act established 1.35% as the minimum Deposit Insurance Fund reserve ratio and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35% by September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the statutory minimum fund reserve ratio to 1.35% from the former statutory minimum of 1.15% on institutions with assets less than $10 billion. We would not be entitled to benefit from the offset.

•
The Dodd-Frank Act requires a publicly traded savings and loan holding company with $10 billion or more in assets to establish and maintain a risk committee responsible for oversight of enterprise-wide risk management practices, which must be commensurate with the bank’s structure, risk profile, complexity, activities and size.

•
A savings and loan holding company with more than $10 billion in assets is required under the Dodd-Frank Act to conduct annual stress tests to determine whether the capital planning of the combined company, assessment of its capital adequacy and risk management practices adequately protect it and its affiliates in the event of an economic downturn. A company is required to report the results of its annual stress tests to the Federal Reserve Board, and is required to consider the results of the stress tests as part of its capital planning and risk management practices. In advance of the date a company is subject to the DFAST regime, the company needs to undertake the planning and other actions that it deems reasonably necessary to achieve timely compliance. Currently, we estimate this additional cost to be approximately $3.0 million, before tax.

It is difficult to predict the overall compliance cost of these provisions. However, compliance with these provisions would likely require additional staffing, engagement of external consultants and other operating costs that could have a material adverse effect on our future financial condition and results of operations.

We may be unable to successfully integrate or profitably operate acquired organizations, which could have an adverse effect on our financial condition or results of operations.

Acquisitions of other banks and financial institutions involve risks of changes in results of operations or cash flows, unforeseen liabilities relating to the acquired institution or arising out of the acquisition, asset quality problems of the acquired entity and other conditions not within our control, such as adverse employee relations, loss of customers because of change of identity, deterioration in local economic conditions and other risks affecting the acquired institution. In addition, the process of integrating acquired entities could divert management time and resources. We may not be able to integrate successfully or operate profitably any financial institutions we may acquire. We may experience disruption and incur unexpected expenses in integrating acquisitions. There can be no assurance that any such acquisitions will enhance our cash flows, business, financial condition, results of operations or prospects and such acquisitions may have an adverse effect on our results of operations, particularly during periods in which the acquisitions are being integrated into our operations

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                                                PROPERTIES

As of December 31, 2016, we conducted our business through our main office located in Warren, Pennsylvania, 106 other full-service offices and seven free-standing drive-up locations throughout our market area in central and western Pennsylvania, 36 full-service offices and one free-standing drive-up location in western New York, 21 full-service offices and one free-standing drive-up location in eastern Ohio and three offices in Maryland. Northwest Bancshares, Inc. and its wholly-owned subsidiaries also operated 49 consumer finance offices located throughout Pennsylvania. At December 31, 2016, our premises and equipment had an aggregate net book value of approximately $161.2 million.

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

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Select Market under the symbol “NWBI.” As of February 15, 2017, we had 18 registered market makers, 13,645 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 101,824,211 shares outstanding. The following table sets forth market price and dividend information for our common stock.

Year Ended December 31, 2016	High	Low	Cash Dividends Declared
First Quarter	$13.71	$11.78	$0.15
Second Quarter	$14.89	$13.09	$0.15
Third Quarter	$15.75	$14.47	$0.15
Fourth Quarter	$19.10	$15.26	$0.15

Year Ended December 31, 2015	High	Low	Cash Dividends Declared
First Quarter	$12.62	$11.52	$0.14
Second Quarter	$13.03	$11.71	$0.14
Third Quarter	$13.21	$12.32	$0.14
Fourth Quarter	$14.11	$12.55	$0.14

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

There were no sales of unregistered securities during the quarter ended December 31, 2016.

The following table discloses information regarding the repurchase of shares of common stock during the quarter ended December 31, 2016, and authorized by the repurchase program announced on December 13, 2012, which is for approximately 5,000,000 shares and does not have an expiration date.

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan	Maximum number of shares yet to be purchased under the plan
October	—	$—	—	4,834,089
November	—	—	—	4,834,089
December	—	—	—	4,834,089
	—	—

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on our Common Stock between December 31, 2011 and December 31, 2016, (b) the cumulative total return on stocks included in the Total Return Index for the Nasdaq Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the Nasdaq Bank Index over such period.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that our stock performance will continue in the future with the same or similar trend depicted in the graph.  We will not make or endorse any predictions as to future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
 Among Northwest Bancshares, Inc., the NASDAQ Composite Index, and the NASDAQ Bank Index
*$100 invested on 12/31/2011 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Northwest Bancshares, Inc.	100.00	102.57	129.68	123.74	138.24	194.35
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
NASDAQ Bank	100.00	115.47	163.03	170.37	183.74	251.93

ITEM 6.                SELECTED FINANCIAL DATA

Selected Financial and Other Data

The summary financial information presented below is derived in part from the Company’s consolidated financial statements.  The following is only a summary and should be read in conjunction with the consolidated financial statements and notes included elsewhere in this document.  The information at December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 is derived in part from the audited consolidated financial statements that appear in this document.  The information at December 31, 2014, 2013 and 2012, and for the years ended December 31, 2013 and 2012, is derived in part from audited consolidated financial statements that do not appear in this document.

	At December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Consolidated Financial Data:
Total assets	$9,623,640	8,951,899	7,775,033	7,879,859	7,941,163
Investment securities held-to-maturity	4,808	6,610	66,752	69,316	69,275
Investment securities available-for-sale	378,666	395,688	427,259	439,693	414,569
Mortgage-backed securities held-to-maturity	15,170	25,079	36,943	52,050	85,806
Mortgage-backed securities available-for-sale	447,534	478,717	485,112	577,074	664,505
Loans receivable net:
Residential mortgage loans	2,710,037	2,736,182	2,515,875	2,475,129	2,407,647
Home equity	1,324,239	1,183,064	1,061,581	1,076,694	1,075,360
Other consumer loans	634,334	512,691	236,626	222,861	223,194
Commercial real estate loans	2,315,414	2,317,647	1,767,795	1,597,308	1,562,098
Commercial loans	512,384	409,865	344,861	367,613	364,988
Total loans receivable, net (1)	7,496,408	7,159,449	5,922,373	5,734,943	5,629,261
Deposits	7,882,321	6,612,581	5,632,542	5,668,879	5,764,600
Borrowed funds	142,899	975,007	888,109	881,645	860,047
Shareholders’ equity	1,170,663	1,163,163	1,062,647	1,155,185	1,127,032
(1) Total includes unallocated allowance for loan losses of $4.4 million, $4.7 million and $4.0 million for December 31, 2014, 2013 and 2012, respectively.

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands except per share data)
Selected Consolidated Operating Data:
Total interest income	$345,634	319,580	305,427	313,097	337,829
Total interest expense	38,299	56,327	56,587	61,162	75,199
Net interest income	307,335	263,253	248,840	251,935	262,630
Provision for loan losses	13,542	9,712	20,314	18,519	26,338
Net interest income after provision for loan losses	293,793	253,541	228,526	233,416	236,292
Noninterest income	85,360	68,836	70,766	66,476	58,817
Noninterest expense	307,838	233,877	215,535	207,134	205,477
Income before income tax expense	71,315	88,500	83,757	92,758	89,632
Income tax expense	21,648	27,960	21,795	26,199	26,243
Net income	$49,667	60,540	61,962	66,559	63,389
Earnings per share:
Basic	$0.50	0.64	0.68	0.73	0.68
Diluted	$0.49	0.64	0.67	0.73	0.67

At or For the Year Ended December 31,
2016	2015	2014	2013	2012
Selected Financial Ratios and Other Data:
Return on average assets (1), (5)	0.55%	0.73%	0.79%	0.84%	0.79%
Return on average equity (2), (5)	4.28%	5.49%	5.69%	5.87%	5.48%
Average capital to average assets	12.73%	13.25%	13.80%	14.30%	14.45%
Capital to total assets	12.16%	12.99%	13.67%	14.66%	14.19%
Tangible common equity to tangible assets	8.95%	10.28%	11.64%	12.70%	12.22%
Net interest rate spread (3)	3.60%	3.29%	3.27%	3.31%	3.39%
Net interest margin (4)	3.73%	3.49%	3.47%	3.51%	3.63%
Noninterest expense to average assets (5)	3.38%	2.81%	2.73%	2.61%	2.56%
Efficiency ratio (5)	77.31%	69.92%	67.02%	64.67%	63.61%
Noninterest income to average assets	0.94%	0.83%	0.92%	0.84%	0.74%
Net interest income to noninterest expense	1.00x	1.13x	1.15x	1.22x	1.28x
Dividend payout ratio	122.45%	87.50%	241.80%	68.49%	89.55%
Nonperforming loans to net loans receivable	1.07%	1.02%	1.35%	1.88%	2.16%
Nonperforming assets to total assets	0.88%	0.91%	1.25%	1.60%	1.86%
Allowance for loan losses to nonperforming loans	76.00%	85.86%	84.35%	66.12%	60.06%
Allowance for loan losses to net loans receivable	0.81%	0.88%	1.14%	1.24%	1.30%
Average interest-earning assets to average interest-bearing liabilities	1.28	x	1.26	x	1.25x	1.24x	1.23x
Number of full-service offices	176	181	162	165	165
Number of consumer finance offices	49	51	51	50	52

(1)	Represents net income divided by average assets.

(2)	Represents net income divided by average equity.

(3)	Represents average yield on interest-earning assets less average cost of interest-bearing liabilities (shown on an FTE basis).

(4)	Represents net interest income as a percentage of average interest-earning assets (shown on a FTE basis).
(5) 2016 includes $37.0 million FHLB prepayment penalty, $12.2 million restructuring/ acquisition expense and $5.1 ESOP termination expense.

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

Our earnings depend primarily on net interest income, which is the difference between interest earned on our interest-earning assets, consisting primarily of loans and investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits, borrowed funds, and trust-preferred securities.  Net interest income is a function of our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities, as well as a function of the average balance of interest-earning assets compared to the average balance of interest-bearing liabilities.  Also contributing to our earnings is noninterest income, which consists primarily of service charges and fees on loan and deposit products and services, fees related to insurance and investment management and trust services, and net gains and losses on the sale of assets.  Net interest income and noninterest income are offset by provisions for loan losses, general administrative and other expenses, including employee compensation and benefits and occupancy and processing costs, as well as by state and federal income tax expense.

Our net income was $50.0 million, or $0.49 per diluted share, for the year ended December 31, 2016 compared to $60.5 million, or $0.64 per diluted share, for the year ended December 31, 2015 and $62.0 million, or $0.67 per diluted share, for the year ended December 31, 2014.  The loan loss provision was $13.5 million for the year ended December 31, 2016 compared to $9.7 million for the year ended December 31, 2015 and $20.3 million for the year ended December 31, 2014.

Other than our loans for the construction of one-to-four family residential mortgage loans, we do not solicit “interest only” mortgage loans on one-to-four family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan).  We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.  We do not directly solicit “subprime loans” (loans that generally target borrowers with FICO scores of less than 660) or Alt-A loans (traditionally defined as loans having less than full documentation).  However, a portion of the loans originated by one of our subsidiaries, Northwest Consumer Discount Company (“NCDC”), consists of loans to persons with credit scores that would cause such loans to be considered subprime.  NCDC has been in operation for over 25 years and has 49 offices throughout Pennsylvania.  NCDC offers a variety of consumer loans for automobiles, appliances and furniture as well as residential mortgage loans.  At December 31, 2016, NCDC’s total loan portfolio was approximately $106.5 million with an average loan size of $4,677, an average FICO score of 633 and an average yield of approximately 14.9%.  NCDC’s total delinquency is approximately 4.4% of outstanding loans, with loans delinquent for 90 days or more at 1.3% of loans outstanding.  Annual net charge-offs totaled $3.6 million, or 3.4% of outstanding loans, and it maintains an allowance for loan losses of $4.3 million, or 4.0% of loans. Although loans originated through NCDC have higher average rates of delinquency and charge-offs than similar loans originated directly by Northwest Bank, management believes that the higher yields on loans originated through NCDC compensate for the incremental credit risk exposure.

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

Valuation of Investment Securities.  Our investment securities are classified as either held-to-maturity or available-for-sale.  Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value.  Unrealized gains or losses on available-for-sale securities, net of deferred taxes, are reported in other comprehensive income. Fair values are determined as described in note 16 of the notes to the Consolidated Financial Statements. Semi-annually (at May 31 and November 30), we validate the prices received from third parties by comparing them to prices provided by a different independent pricing service. We have reviewed the detailed valuation methodologies provided to us by our pricing services. Additional information related to our investment securities can be found in note 1(d) of the notes to the Consolidated Financial Statements.

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

Goodwill.  Goodwill is not subject to amortization but must be tested for impairment at least annually, and possibly more frequently if certain events or changes in circumstances arise.  Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill.  Reporting units are identified based upon analyzing each of our individual operating segments.  A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews.  Goodwill is allocated to the carrying value of each reporting unit based on its relative fair value at the time it is acquired.  Determining the fair value of a reporting unit requires a high degree of subjective judgment.  With the assistance of an independent third party, we evaluate goodwill for possible impairment using four valuation methodologies including a public market peers approach, a comparable transactions approach, a control premium approach and a discounted cash flow approach.

Future changes in the economic environment or the operations of the reporting units could cause changes to these variables, which could give rise to declines in the estimated fair value of the reporting unit.  Declines in fair value could result in impairment being identified.  We have established June 30 of each year as the date for conducting our annual goodwill impairment assessment.  Quarterly, we evaluate if there are any triggering events that would require an update to our previous assessment.  The variables are selected as of June 30 and the valuation model is run to determine the fair value of each reporting unit.  We did not identify any individual reporting unit where the fair value was less than the carrying value as of June 30, 2016.

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

In determining the projected benefit obligations for pension benefits at December 31, 2016 and 2015, we used a discount rate of 4.06% and 4.25%, respectively.  We use the Citigroup Pension Liability Index rates matching the duration of our benefit payments as of the measurement date, December 31, to determine the discount rate.

Balance Sheet Analysis

On September 9, 2016, we acquired 18 western New York banking branches with deposits of $1.643 billion, at fair value, from First Niagara Bank N.A. ("FNFG"). The premium paid on the deposits was 4.5% and totaled $76.5 million. In addition we received $1.103 billion in cash from the transaction, and $455.9 million, at fair value, of performing business and personal loans.

Assets.  Total assets at December 31, 2016 were $9.624 billion, an increase of $671.7 million, or 7.5%, from $8.952 billion at December 31, 2015. This increase in assets was due primarily to an increase in net loans receivable of $337.0 million and an increase in interest-earning deposits in other financial institutions of $192.4 million. A discussion of significant changes follows.

Cash and interest-earning deposits in other financial institutions. Total cash and interest-earning deposits increased by $222.5 million, or 132.9%, to $389.9 million at December 31, 2016, from $167.4 million at December 31, 2015. This increase was a result of cash received from the FNFG branch acquisition.

Investment securities.  Investment securities decreased by $59.9 million, or 6.6%, to $846.2 million at December 31, 2016, from $906.1 million at December 31, 2015. This decrease was a result of using the cash flow generated from these portfolios to fund loan growth. During the year ended December 31, 2016, there were no other-than-temporary credit related impairment charges within our investment portfolio.

The following table sets forth certain information regarding the amortized cost and fair value of our available-for-sale investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2016		2015		2014
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Residential mortgage-backed securities available for sale:
Fixed-rate pass through certificates	$175,398	174,567	118,266	120,326	72,852	75,877
Variable-rate pass through certificates	43,587	45,588	54,292	56,901	66,140	69,598
Fixed-rate non-agency CMOs	100	101	2,519	2,749	3,162	3,408
Fixed-rate agency CMOs	165,535	162,265	215,719	212,227	226,413	221,767
Variable-rate agency CMOs	64,874	65,013	86,090	86,514	113,842	114,462
Total residential mortgage-backed securities available for sale	$449,494	447,534	476,886	478,717	482,409	485,112
Investment securities available for sale:
U.S. Government, agency and GSEs	$296,508	294,176	295,510	294,451	335,943	333,530
Municipal securities	61,832	63,070	80,697	82,868	67,492	70,145
Corporate debt issues	14,367	16,980	14,463	16,475	18,267	20,427
Equity securities and mutual funds	3,351	4,440	1,400	1,894	2,591	3,157
Total investment securities available for sale	$376,058	378,666	392,070	395,688	424,293	427,259

The following table sets forth certain information regarding the amortized cost and fair value of our held-to-maturity investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2016		2015		2014
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Residential mortgage-backed securities held to maturity:
Fixed-rate pass through certificates	$4,807	5,024	6,458	6,809	8,236	8,713
Variable-rate pass through certificates	2,848	2,906	3,618	3,659	4,273	4,395
Fixed-rate agency CMOs	6,674	6,768	14,033	14,252	23,382	23,913
Variable-rate agency CMOs	841	855	970	982	1,052	1,064
Total residential mortgage-backed securities held to maturity	$15,170	15,553	25,079	25,702	36,943	38,085
Investment securities held to maturity:
Municipal securities	$4,808	4,873	6,610	6,850	66,752	68,207
Total investment securities held to maturity	$4,808	4,873	6,610	6,850	66,752	68,207

The following table sets forth information regarding the issuers and the carrying value of our mortgage-backed securities at the dates indicated.

	At December 31,
	2016	2015	2014
	(In thousands)
Residential mortgage-backed securities:
FNMA	$210,373	234,204	230,051
GNMA	42,221	48,283	54,422
FHLMC	202,822	209,788	223,479
SBA	6,608	8,166	10,052
Other (non-agency)	680	3,355	4,051
Total mortgage-backed securities	$462,704	503,796	522,055

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

Investment Portfolio Maturities and Yields.  The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for our investment securities and mortgage-backed securities portfolios at December 31, 2016. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	One year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Fair value	Annualized weighted average yield
	(Dollars in thousands)
Investment securities available for sale:
Government sponsored entities	$74,980	0.86%	$220,937	1.21%	$585	1.54%	$—	—%	$296,502	294,170	1.12%
U.S. Government and agency obligations	6	1.17%	—	—	—	—	—	—	6	6	1.17%
Municipal securities	2,449	3.52%	9,448	2.93%	11,794	2.94%	38,141	3.86%	61,832	63,070	3.53%
Corporate debt issues	—	—	—	—	—	—	14,367	2.94%	14,367	16,980	2.94%
Equity securities and mutual funds	—	—	—		—	—	3,351	3.65%	3,351	4,440	3.65%
Total investment securities available for sale	77,435	0.94%	230,385	1.28%	12,379	2.87%	55,859	3.61%	376,058	378,666	1.61%
Residential mortgage-backed securities available for sale:
Pass through certificates	43,631	2.49%	10,780	2.02%	64,937	1.89%	99,637	2.49%	218,985	220,155	2.29%
CMOs	64,974	1.12%	17,816	1.79%	33,951	1.48%	113,768	1.53%	230,509	227,379	1.42%
Total residential mortgage-backed securities available for sale	108,605	1.67%	28,596	1.88%	98,888	1.75%	213,405	1.97%	449,494	447,534	1.84%

Investment securities held-to-maturity:
Municipal securities	—	—	—	—	—	—%	4,808	4.17%	4,808	4,873	4.17%
Total investment securities held-to-maturity	—	—	—	—	—	—%	4,808	4.17%	4,808	4,873	4.17%
Residential mortgage-backed securities held-to-maturity:
Pass through certificates	2,848	1.61%	—	—	3,800	3.62%	1,007	2.96%	7,655	7,930	2.79%
CMOs	841	1.34%	1,842	2.31%	—	—%	4,832	2.99%	7,515	7,623	2.64%
Total residential mortgage-backed securities held-to-maturity	3,689	1.55%	1,842	2.31%	3,800	3.62%	5,839	2.98%	15,170	15,553	2.71%
Total investment securities and mortgage-backed	$189,729	1.37%	$260,823	1.36%	$115,067	1.93%	$279,911	2.36%	$845,530	846,626	1.77%

Loans receivable.  Net loans receivable increased by $337.0 million, or 4.7%, to $7.496 billion at December 31, 2016, from $7.159 billion at December 31, 2015. This increase was due primarily to the addition of $455.9 million, at fair value, of loans related to the FNFG branch acquisition. At December 31, 2016, approximately $146.7 million of Maryland loans are classified as assets held-for-sale. See note 25 of the notes to the consolidated financial statements.

The following table sets forth the recorded investment in loans receivable by state (based on borrowers’ domicile) at December 31, 2016.

(Dollars in thousands)	Residential mortgage loans	(1)	Home equity loans	(1)	Consumer loans	(1)	Commercial real estate loans	(1)	Commercial loans	(1)	Total	(1)
Pennsylvania	$2,218,459	81.7%	857,757	64.6%	$269,551	41.9%	$965,042	41.3%	$365,523	69.2%	$4,676,332	61.9%
New York	286,963	10.6%	318,055	23.9%	68,341	10.6%	878,984	37.5%	97,771	18.5%	1,650,114	21.8%
Ohio	68,755	2.5%	141,031	10.6%	125,918	19.6%	449,884	19.2%	49,707	9.4%	835,295	11.1%
Maryland	87,148	3.2%	6,950	0.5%	1,655	0.3%	2,992	0.1%	2,357	0.4%	101,102	1.3%
All other	53,439	2.0%	4,979	0.4%	177,496	27.6%	45,187	1.9%	13,403	2.5%	294,504	3.9%
Total	$2,714,764	100.0%	1,328,772	100.0%	$642,961	100.0%	$2,342,089	100.0%	$528,761	100.0%	$7,557,347	100.0%
(1)  Percentage of loans by state to total loans in that class of financing receivable.

Set forth below are selected data related to the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Personal Banking:
Residential mortgage loans	$2,715,729	35.0%	$2,741,277	35.4%	$2,526,240	41.2%	$2,492,138	42.2%	$2,431,860	42.0%
Home equity loans	1,328,772	17.2%	1,187,106	15.4%	1,066,131	17.4%	1,083,939	18.3%	1,083,654	18.7%
Consumer loans:
Automobile	431,802	5.6%	345,794	4.5%	92,659	1.5%	82,194	1.4%	78,577	1.3%
Education loans	5,720	0.1%	7,541	0.1%	9,890	0.2%	12,394	0.2%	14,606	0.3%
Loans on savings accounts	7,443	0.1%	7,918	0.1%	8,466	0.1%	9,040	0.2%	9,759	0.2%
Other (1)	186,294	2.4%	149,364	1.9%	131,729	2.2%	124,720	2.1%	125,408	2.2%
Total Consumer loans	631,259	8.2%	510,617	6.6%	242,744	4.0%	228,348	3.9%	228,350	4.0%

Total Personal Banking	4,675,760	60.4%	4,439,000	57.3%	3,835,115	62.6%	3,804,425	64.4%	3,743,864	64.7%

Commercial Banking:
Commercial real estate	2,513,669	32.4%	2,524,274	32.6%	1,874,944	30.6%	1,689,382	28.6%	1,626,555	28.1%
Commercial loans	557,219	7.2%	437,715	5.7%	419,525	6.8%	413,451	7.0%	422,090	7.2%
Total Commercial Banking	3,070,888	39.6%	2,961,989	38.2%	2,294,469	37.4%	2,102,833	35.6%	2,048,645	35.3%
Total loans receivable, gross	7,746,648	100.0%	7,400,989	95.5%	6,129,584	100.0%	5,907,258	100.0%	5,792,509	100.0%

Deferred loan costs/ (fees)	22,375		20,065		6,095		2,461		(1,624)
Undisbursed loan proceeds	(211,676)		(198,933)		(145,788)		(103,428)		(88,405)
Allowance for loan losses:
Personal Banking:
Residential mortgage loans	(4,727)		(4,710)		(5,581)		(7,875)		(8,002)
Home equity loans	(4,533)		(4,042)		(4,550)		(7,245)		(8,294)
Consumer loans:	(8,627)		(7,598)		(6,118)		(5,487)		(5,156)
Total Personal Banking	(17,887)		(16,350)		(16,249)		(20,607)		(21,452)
Commercial Banking:
Commercial real estate	(26,675)		(33,787)		(32,937)		(34,969)		(34,499)
Commercial loans	(16,377)		(12,535)		(13,967)		(11,110)		(13,242)
Total Commercial Banking	(43,052)		(46,322)		(46,904)		(46,079)		(47,741)
Unallocated	—		—		(4,365)		(4,662)		(4,026)
Total allowance for loan losses	(60,939)		(62,672)		(67,518)		(71,348)		(73,219)
Total loans receivable, net	$7,496,408		$7,159,449		$5,922,373		$5,734,943		$5,629,261
(1)     Consists primarily of secured and unsecured personal loans.

The following table sets forth the maturity or period of re-pricing of our loan portfolio at December 31, 2016.  Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

At December 31, 2016 (In thousands)	Due in one year or less	Due after one year through two years	Due after two years through three years	Due after three years through five years	Due after five years	Total
Personal Banking:
Residential mortgage loans	$149,132	128,157	127,633	257,219	2,053,588	2,715,729
Home equity loans	650,904	76,076	72,711	129,919	399,162	1,328,772
Consumer loans	209,466	119,356	109,177	166,160	27,100	631,259
Total Personal Banking	1,009,502	323,589	309,521	553,298	2,479,850	4,675,760

Commercial Banking:
Commercial real estate loans	1,114,570	381,882	365,309	501,356	150,552	2,513,669
Commercial loans	284,070	60,821	57,497	111,818	43,013	557,219
Total Commercial Banking	1,398,640	442,703	422,806	613,174	193,565	3,070,888

Total	$2,408,142	766,292	732,327	1,166,472	2,673,415	7,746,648

The following table sets forth at December 31, 2016, the dollar amount of all fixed-rate and adjustable-rate loans due one year or more after the date indicated.  Adjustable and floating-rate loans are included in the table based on the contractual due date of the loan.

At December 31, 2016 (In thousands)	Fixed	Adjustable	Total
Personal Banking:
Residential mortgage loans	$2,567,621	58,140	2,625,761
Home equity loans	677,868	536,996	1,214,864
Consumer loans	435,070	53,526	488,596
Total Personal Banking	3,680,559	648,662	4,329,221

Commercial Banking:
Commercial real estate loans	665,632	1,260,447	1,926,079
Commercial loans	130,057	195,966	326,023
Total Commercial Banking	795,689	1,456,413	2,252,102

Total	$4,476,248	2,105,075	6,581,323

Deposits. Total deposits increased by $1.269 billion, or 19.2%, to $7.882 billion at December 31, 2016 from $6.613 billion at December 31, 2015, due to the addition of $1.643 billion of deposits, at fair value, related to the FNFG branch acquisition. Excluding these acquired deposits, total deposits decreased by $373.1 million, with $215.6 million of this decrease attributed to to Maryland deposits reclassified as held-for-sale. Excluding the FNFG branch acquisition, time deposits decreased by $331.9 million, or 19.6%, to $1.363 billion at December 31, 2016 from $1.695 billion at December 31, 2015, money market demand accounts decreased by $50.1 million, or 3.9%, to $1.224 billion at December 31, 2016 from $1.275 billion at December 31, 2015, and savings deposits decreased by $5.7 million, or 0.4%, to $1.380 billion at December 31, 2016 from $1.386 billion at December 31, 2015. as customers continue to favor more liquid checking accounts. As a result demand deposits increased by $14.6 million, or 0.6%, to $2.272 billion at December 31, 2016 from $2.257 billion at December 31, 2015. The increase in demand deposits is primarily the result of our efforts to procure new checking account customers and increase low-cost deposits.

The following table sets forth the dollar amount of deposits in each state indicated as of December 31, 2016.

State	Balance	Percent
	(Dollars in thousands)
Pennsylvania	$4,832,346	61.3%
New York	2,144,526	27.2%
Ohio	905,449	11.5%
Maryland (1)	—	—%
Total	$7,882,321	100.0%
 (1) Approximately $215.6 million of Maryland deposits are classified as liabilities held-for-sale. See note 25 of the notes to the consolidated financial statements.

The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2016.

Maturity period	Certificates of deposit
(In thousands)
Three months or less	$90,458
Over three months through six months	69,287
Over six months through twelve months	90,853
Over twelve months	201,003
Total	$451,601

The following table sets forth the dollar amount of deposits in the various types of accounts we offered at the dates indicated.

	At December 31,
	2016			2015			2014
	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)
	(Dollars in thousands)
Savings deposits	$1,622,879	20.6%	0.18%	$1,386,017	17.6%	0.24%	$1,209,287	21.5%	0.26%
Demand deposits	2,877,289	36.5%	0.01%	2,257,342	28.6%	0.03%	1,765,871	31.4	0.03%
Money market demand accounts	1,841,567	23.4%	0.24%	1,274,504	16.2%	0.28%	1,179,070	20.9	0.28%
Time deposits:
Maturing within 1 year	836,525	10.6%	0.85%	929,351	14.0%	0.95%	647,699	11.5	0.77%
Maturing 1 to 3 years	465,684	5.9%	1.08%	654,132	8.3%	1.20%	712,479	12.6	1.51%
Maturing more than 3 years	238,377	3.0%	1.51%	111,235	1.7%	1.45%	118,136	2.1	1.10%
Total certificates	1,540,586	19.5%	1.01%	1,694,718	21.5%	1.08%	1,478,314	26.2	1.15%
Total deposits	$7,882,321	100.0%	0.30%	$6,612,581	83.9%	0.39%	$5,632,542	100.0%	0.42%
(1)   Represents percentage of total deposits.
(2)   Represents weighted average nominal rate at year end.

Borrowings.  Borrowings decreased by $832.1 million, or 85.3%, to $142.9 million at December 31, 2016 from $975.0 million at December 31, 2015. During the third quarter of 2016 we repaid all outstanding FHLB borrowings with the cash received from the FNFG branch acquisition. Partially offsetting this decrease was an increase of $24.2 million in collateralized borrowings.

The following table sets forth information concerning our borrowings at the dates and for the periods indicated.

	During the years ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Federal Home Loan Bank of Pittsburgh borrowings:
Average balance outstanding	$450,917	780,946	725,420
Maximum outstanding at end of any month during year	820,317	856,343	725,441
Balance outstanding at end of year	—	856,343	725,395
Weighted average interest rate during year	2.27%	3.44%	3.60%
Weighted average interest rate at end of year	—%	3.12%	3.60%

Collateralized borrowings:
Average balance outstanding	$141,664	144,737	155,698
Maximum outstanding at end of any month during year	158,367	166,403	174,155
Balance outstanding at end of year	142,899	118,664	162,714
Weighted average interest rate during year	0.19%	0.23%	0.29%
Weighted average interest rate at end of year	0.17%	0.22%	0.27%

Total borrowings:
Average balance outstanding	$592,581	925,683	881,118
Maximum outstanding at end of any month during year	959,696	976,794	899,554
Balance outstanding at end of year	142,899	975,007	888,109
Weighted average interest rate during year	1.73%	2.95%	3.02%
Weighted average interest rate at end of year	0.17%	2.77%	2.99%

Shareholders’ equity.  Total shareholders’ equity at December 31, 2016 was $1.171 billion, an increase of $7.5 million, or 0.6%, from $1.163 billion at December 31, 2015. This increase in equity was primarily the result of net income of $49.7 million, as well as the termination of the Northwest Bank's ESOP. These increases were partially offset by the payment of cash dividends of $60.2 million.

Average Balance Sheets

The following tables set forth average balance sheets, average yields (on a fully taxable equivalent "FTE" basis) and costs, and certain other information at and for the periods indicated.  All average balances are daily average balances.  Non-accrual loans are included in the computation of average balances.  The yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income or expense.  The average yield for loans receivable and investment securities are calculated on a fully-taxable equivalent basis.

	For the Years Ended December 31,
	2016				2015				2014
	Average Outstanding Balance		Interest	Average Yield/ Cost (10)	Average Outstanding Balance		Interest	Average Yield/ Cost (10)	Average Outstanding Balance		Interest	Average Yield/ Cost (10)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (includes FTE adjustments of $2,283, $1,973 and $2,057, respectively) (1)(2)(3)	$7,391,456		331,322	4.48%	$6,460,078		300,638	4.65%	$5,883,244		284,107	4.83%
Mortgage-backed securities (5)	467,560		8,540	1.83%	500,797		8,823	1.76%	581,906		10,320	1.77%
Investment securities (includes FTE adjustments of $1,471, $2,322 and $3,381, respectively) (4)(5)	344,575		7,612	2.21%	469,568		11,155	2.38%	499,718		13,792	2.76%
Federal Home Loan Bank stock (11)	26,386		1,371	5.20%	37,500		2,828	4.77%	41,975		1,809	4.31%
Interest-earning deposits	100,336		543	0.53%	179,201		431	0.24%	325,201		837	0.25%
Total interest-earning assets (includes FTE adjustments of $3,754, $4,295 and $5,438, respectively)	8,330,313		349,388	4.19%	7,647,144		323,875	4.22%	7,332,044		310,865	4.24%
Non-interest-earning assets (6)	781,274				677,441				561,107
Total assets	$9,111,587				$8,324,585				$7,893,151
Interest-bearing liabilities:
Savings deposits	$1,500,655		3,218	0.21%	$1,300,102		3,387	0.26%	$1,221,304		3,286	0.27%
Interest-bearing demand deposits	1,209,325		462	0.04%	976,789		568	0.06%	882,980		587	0.07%
Money market demand accounts	1,473,897		3,621	0.25%	1,202,143		3,222	0.27%	1,181,235		3,174	0.27%
Time deposits	1,630,424		16,164	0.99%	1,540,905		16,878	1.10%	1,575,595		18,275	1.16%
Borrowed funds (7)	592,581		10,274	1.73%	925,683		27,347	2.95%	881,118		26,574	3.02%
Junior subordinated deferrable interest debentures	111,213		4,560	4.03%	108,507		4,925	4.48%	103,094		4,691	4.49%
Total interest-bearing liabilities	6,518,095		38,299	0.59%	6,054,129		56,327	0.93%	5,845,326		56,587	0.97%
Non-interest-bearing checking (12)	1,245,320				1,001,263				864,322
Non-interest-bearing liabilities	188,381				166,531				94,298
Total liabilities	7,951,796				7,221,923				6,803,946
Shareholders’ equity	1,159,791				1,102,662				1,089,205
Total liabilities and stockholders’ equity	$9,111,587				$8,324,585				$7,893,151
Net interest income			311,089				267,548				254,278
Net interest rate spread (8)				3.60%				3.29%				3.27%
Net interest earning assets/
Net interest margin (9)	$1,812,218			3.73%	$1,593,015			3.49%	$1,486,718			3.47%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.28	x			1.26	x			1.25	x

(1)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(2)	Interest income includes accretion/amortization of deferred loan fees/expenses, which was not material.

(3)	Interest income on tax-free loans is presented on a taxable equivalent basis including adjustments as indicated.

(4)	Interest income on tax-free investment securities is presented on a taxable equivalent basis including adjustments as indicated.

(5)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(6)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(7)	Average balances include Federal Home Loan Bank advances and collateralized borrowings.

(8)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(9)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(10)
Shown on a FTE basis. GAAP basis yields for the years ended December 31, 2016, 2015 and 2014 were:  Loans — 4.45%, 4.62% and 4.79%, respectively, Investment securities — 1.78%, 1.88% and 2.08%, respectively, interest-earning assets — 4.15%, 4.17% and 4.25%, respectively, GAAP basis net interest rate spreads were 3.56%, 3.24% and 3.20%, respectively, and GAAP basis net interest margins were 3.69%, 3.43% and 3.39%, respectively.

(11)	Average yield calculation excludes the $1.0 million special dividend paid in February 2015, the average yield was 7.54% with the special dividend included.
(12) Average cost of deposits were 0.33%, 0.40% and 0.44%, respectively.

Rate/Volume Analysis

The following table presents, on a FTE basis, the changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the year ended December 31, 2016 compared to 2015 and for the year ended December 31, 2015 compared to 2014. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the prior year rate; (2) changes in rate multiplied by the prior year volume; and (3) the total increase or decrease. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Years ended December 31, 2016 vs. 2015			Years ended December 31, 2015 vs. 2014
	Increase (decrease)		Total	Increase (decrease)		Total
	Due to		increase	Due to		increase
	Rate	Volume	(decrease)	Rate	Volume	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$(14,863)	45,547	30,684	$(11,325)	27,856	16,531
Mortgage-backed securities	303	(586)	(283)	(59)	(1,438)	(1,497)
Investment securities	(782)	(2,761)	(3,543)	(1,805)	(832)	(2,637)
Federal Home Loan Bank stock	(880)	(577)	(1,457)	1,212	(193)	1,019
Interest-earning deposits	539	(427)	112	(30)	(376)	(406)
Total interest-earning assets	(15,683)	41,196	25,513	(12,007)	25,017	13,010

Interest-bearing liabilities:
Savings deposits	(691)	522	(169)	(104)	205	101
Interest-bearing demand deposits	(195)	89	(106)	(74)	55	(19)
Money market demand accounts	(330)	729	399	(8)	56	48
Time deposits	(1,694)	980	(714)	(1,017)	(380)	(1,397)
Borrowed funds	(9,233)	(7,840)	(17,073)	(544)	1,317	773
Junior subordinated deferrable interest debentures	(489)	124	(365)	(12)	246	234
Total interest-bearing liabilities	(12,632)	(5,396)	(18,028)	(1,759)	1,499	(260)
Net change in net interest income	$(3,051)	46,592	43,541	$(10,248)	23,518	13,270

Comparison of Results of Operations for the Years Ended December 31, 2016 and 2015

General. Net income for the year ended December 31, 2016 was $49.7 million, or $0.49 per diluted share, a decrease of $10.8 million, or 18.0%, from $60.5 million, or $0.64 per diluted share, for the year ended December 31, 2015.  The decrease in net income resulted from increases in noninterest expense of $73.9 million, or 31.6%, and provision for loan losses of $3.8 million, or 39.4%. Partially offsetting these factors were increases in net interest income of $44.0 million, or 16.7%, and noninterest income of $16.6 million, or 24.0%, as well as a decrease in income tax expense of of $6.4 million, or 22.6%.

Net income for the year ended December 31, 2016 represents returns on average equity and average assets of 4.28% and 0.55%, respectively, compared to 5.49% and 0.73% for the year ended December 31, 2015.  A discussion of significant changes follows.

Interest Income. Total interest income increased by $26.0 million, or 8.2%, to $345.6 million for the year ended December 31, 2016 from $319.6 million for the year ended December 31, 2015. This increase is the result of an increase in the average balance of interest earning assets of $683.2 million, or 8.9%, to $8.330 billion for the year ended December 31, 2016 from $7.647 billion for the year ended December 31, 2015. Partially offsetting this increase was a decrease in the average yield on interest-earning assets to 4.15% for the year ended December 31, 2016 from 4.17% for the year ended December 31, 2015.

Interest income on loans receivable increased by $30.3 million, or 10.2%, to $329.0 million for the year ended December 31, 2016 from $298.7 million for the year ended December 31, 2015.  This increase can be attributed to an increase in the average balance of loans receivable of $931.4 million, or 14.4%, to $7.391 billion for the year ended December 31, 2016 from $6.460 billion for the year ended December 31, 2015. This increase is due primarily to the addition of $928.1 million and $455.9 million of loan balances, at fair value, from the LNB and FNFG acquisitions, on September 9, 2016 and August 14, 2015, respectively. Also contributing to this increase was internal loan growth of $170.5 million during the past year due to continued success in growing our commercial and indirect automobile loan portfolios. Partially offsetting this increase was a decrease in the average yield on loans receivable to 4.45% for the year ended December 31, 2016 from 4.62% for the year ended December 31, 2015. The decrease in average yield is due primarily to the continued low interest rate environment, as well as the overall lower yield on the loans acquired in the LNB acquisition.

Interest income on mortgage-backed securities decreased by $283,000, or 3.2%, to $8.5 million for the year ended December 31, 2016 and from $8.8 million for the year ended December 31, 2015. The average balance of mortgage-backed securities decreased by $33.2 million, or 6.6%, to $467.6 million for the year ended December 31, 2016 from $500.8 million for the year ended December 31, 2015. The cash flow from these securities was used to pay off FHLB advances and fund loan growth.  Partially offsetting this decrease was an increase in the average yield on mortgage-backed securities to 1.83% for the year ended December 31, 2016 from 1.77% for the year ended December 31, 2015 due to the acquisition of the higher yielding LNB portfolio.

Interest income on investment securities decreased by $2.7 million, or 30.5%, to $6.1 million for the year ended December 31, 2016 from $8.8 million for the year ended December 31, 2015. This decrease is the result of decreases in both the average balance and average yield. The average balance of investment securities decreased by $125.0 million, or 26.6%, to $344.6 million for the year ended December 31, 2016 from $469.6 million for the year ended December 31, 2015.  This decrease is due primarily to the maturity or call of municipal and government agency securities and the use of these proceeds to pay off FHLB advances and fund loan growth. The average yield on investment securities decreased to 1.78% for the year ended December 31, 2016 from 1.88% for the year ended December 31, 2015.  This decrease is primarily the result of higher rate, tax-free, municipal securities maturing or being called and, if replaced, being replaced by lower yielding, shorter duration government agency securities.

Dividends on FHLB stock decreased by $1.4 million, or 51.5%, to $1.4 million for the year ended December 31, 2016 from $2.8 million for the year ended December 31, 2015. This decrease is due primarily to the $1.0 million special dividend paid in the first quarter of 2015 which was not paid in 2016.  The average balance of FHLB stock decreased by $11.1 million, or 29.6%, to $26.4 million for the year ended December 31, 2016 from $37.5 million for the year ended December 31, 2015. Additionally, the average yield, including the special dividend, decreased to 5.20% for the year ended December 31, 2016 from 7.54% for the year ended December 31, 2015. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits increased by $112,000, or 26.0%, to $543,000 for the year ended December 31, 2016 from $431,000 for the year ended December 31, 2015.  This increase is due to an increase in the average yield on interest-earning deposits to 0.53% for the year ended December 31, 2016 from 0.24% for the year ended December 31, 2015, as a result of the Federal Reserve Board increasing the targeted Federal Funds rate by 25 basis points in both December 2015 and 2016. Partially offsetting this increase was a decrease in the average balance of $78.9 million, or 44.0%, to $100.3 million for the year ended December 31, 2016 from $179.2 million for the year ended December 31, 2015, due to the utilization of cash to pay off FHLB advances and fund loan growth.

Interest Expense. Interest expense decreased by $18.0 million, or 32.0%, to $38.3 million for the year ended December 31, 2016 from $56.3 million for the year ended December 31, 2015.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 0.59% for the year ended December 31, 2016 from 0.93% for the year ended December 31, 2015. This decrease is due primarily to the replacement of long-term FHLB borrowings with lower cost short-term FHLB advances in May 2016 and the replacement of those short-term advances in September 2016 with the deposits received from the FNFG branch acquisition. Also contributing to this decrease was a shift in deposit mix to a heavier weighting of low interest rate and noninterest bearing deposits. Additionally, the average cost of each deposit type decreased from the prior year due to the continued low interest rate environment. Partially offsetting this decrease was an increase in the average balance of interest-bearing liabilities of $464.0 million, or 7.7%, to $6.518 billion for the year ended December 31, 2016 from $6.054 billion for the year ended December 31, 2015. This increase was due primarily to the addition of $1.034 billion and $1.643 billion, at fair value, of deposit balances from the LNB and FNFG acquisitions, respectively, and success in attracting new checking account customers.

     Net Interest Income. Net interest income increased by $44.0 million, or 16.7%, to $307.3 million for the year ended December 31, 2016 from $263.3 million for the year ended December 31, 2015.  This increase is attributable to the factors discussed above. The full-year impact of the additional net interest income contributed by the LNB acquisition, which provided $1.140 billion of interest-earning assets, and the refinancing and subsequent replacement of high-cost FHLB advances with $1.643 billion of deposits received from the FNFG branch acquisition, improved both net interest spread and margin. Our net interest rate spread increased to 3.56% for the year ended December 31, 2016 from 3.24% for the year ended December 31, 2015 while net interest margin increased to 3.69% for the year ended December 31, 2016 from 3.43% for the year ended December 31, 2015.

Provision for Loan Losses. We analyze the allowance for loan losses as described in note 1(f) of the notes to the Consolidated Financial Statements. The provision for loan losses increased by $3.8 million, or 39.4%, to $13.5 million for the year ended December 31, 2016 from $9.7 million for the year ended December 31, 2015.  This increase is due primarily to the downgrade of five commercial loans throughout the year which required an additional $2.7 million in combined reserves. Additionally, reserves were increased in recognition of the substantial growth in our indirect auto portfolio.

In determining the amount of the current period provision, we considered current economic conditions, including unemployment levels, bankruptcy filings, and changes in real estate values, and assessed the impact of these factors on the quality of our loan portfolio and historical loss factors.  We analyze the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.

Noninterest Income. Noninterest income increased by $16.6 million, or 24.0%, to $85.4 million for the year ended December 31, 2016 from $68.8 million for the year ended December 31, 2015. This increase is attributable to increases in all noninterest income categories with the exception of gain on sale of investments. Service charges and fees increased by $5.7 million, or 15.0%, to $44.1 million for the year ended December 31, 2016 from $38.4 million for the year ended December 31, 2015 due primarily to the growth in checking accounts from both the LNB and FNFG acquisitions, and the successful execution of internal growth initiatives. Mortgage banking income increased by $4.0 million, or 424.5%, to $4.9 million for the year ended December 31, 2016 from $933,000 for the year ended December 31, 2015, due to the resumption of sales of residential mortgage loan originations into the secondary market to manage balance sheet growth and mitigate interest rate risk. Also contributing to the increase in noninterest income was a decrease in loss on sale of real estate owned of $2.0 million, or 98.0%, as we recognized a net loss of $39,000 for the year ended December 31, 2016 compared to a net loss of $2.0 million for the year ended December 31, 2015. In addition, other operating income increased by $1.5 million, or 34.8%, to $5.8 million for the year ended December 31, 2016 from $4.3 million for the year ended December 31, 2015 due primarily to income recognized from paid-off purchased credit impaired loans. Finally, both trust and other financial services income and insurance commission income increased by $1.8 million and $996,000, respectively, due to both internal and acquisition related growth.

Noninterest Expense. Noninterest expense increased by $73.9 million, or 31.6%, to $307.8 million for the year ended December 31, 2016 from $233.9 million for the year ended December 31, 2015.  This increase is primarily the result of a FHLB prepayment penalty and, to a lesser extent, increases in compensation and employee benefit expense, restructuring and acquisition expense, other expense, and processing expense. In May 2016, we replaced long-term FHLB borrowings with lower cost short-term advances incurring a $37.0 million prepayment penalty. This refinancing was prompted by the anticipated receipt of deposits of approximately $1.600 billion from the FNFG branch acquisition, the proceeds from which would be used to pay off the short-term advances. Compensation and employee benefits increased by $21.1 million, or 17.6%, to $140.9 million for the year ended December 31, 2016 from $119.8 million for the year ended December 31, 2015.  This increase is the result of the employees retained from both the LNB and FNFG acquisitions, higher health-care costs, and the costs associated with the termination of Northwest Bank's ESOP. Additionally, acquisition and restructuring expenses increased by $2.4 million, or 25.2%. Acquisition and restructuring expense in the prior year related to the LNB acquisition. In the current year such charges related to the FNFG branch acquisition in September 2016 and the consolidation of 24 Northwest branches in April 2016. Also contributing to this increase in noninterest expense was an increase in other expense of $4.0 million, or 44.1%, as a result of an increase in charitable contributions made to utilize Pennsylvania Education Improvement Tax Credits and the assessment of a full year of Ohio Bank Franchise tax. Processing expense increased by $4.1 million, or 13.3%, to $34.9 million for the year ended December 31, 2016 from $30.8 million for the year ended December 31, 2015, due primarily to technology upgrades, the additional maintenance costs attributable to the addition of the LNB and FNFG franchises, and the replacement of debit cards in an effort to enhance customer security.

Income Taxes. The provision for income taxes decreased by $6.4 million, or 22.6%, to $21.6 million for the year ended December 31, 2016 from $28.0 million for the year ended December 31, 2015 primarily due to a decrease in pretax income of $17.2 million, or 19.4%. In addition, our effective tax rate for the year ended December 31, 2016 decreased to 30.4% from 31.6% in the prior year, due primarily to an increased amount of Pennsylvania state tax credits taken in 2016.

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

Interest income. Total interest income increased by $14.2 million, or 4.6%, to $319.6 million for the year ended December 31, 2015 from $305.4 million for the year ended December 31, 2014. This increase is the result of an increase in the average balance of interest earning assets which increased by $315.1 million, or 4.3%, to $7.647 billion for the year ended December 31, 2015 from $7.332 billion for the year ended December 31, 2014. The average yield on interest-earning assets was 4.17% for both the years ended December 31, 2015 and 2014.

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

Dividends on FHLB stock increased by $1.0 million, or 56.3%, to $2.8 million for the year ended December 31, 2015 from $1.8 million for the year ended December 31, 2014. This increase is due to a $1.0 million special dividend received in the first quarter of 2016. The average yield paid by the FHLB, exclusive of the special dividend, increased to 4.77% for the year ended December 31, 2015 from 4.31% for the year ended December 31, 2014. Partially offsetting these factors was a decrease in the average balance of $4.5 million, or 10.7%, to $37.5 million for the year ended December 31, 2015 from $42.0 million for the year ended December 31, 2014. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits decreased by $406,000, or 48.5%, to $431,000 for the year ended December 31, 2015 from $837,000 for the year December 31, 2014. This decrease is primarily due to a decrease in the average balance of $146.0 million, or 44.9%, to $179.2 million for the year ended December 31, 2015 from $325.2 million for the year ended December 31, 2014, due to the utilization of cash to fund the LNB acquisition and fund loan growth. Additionally, the average yield on interest-earning deposits decreased by one basis point to 0.24% for the year ended December 31, 2015 from 0.25% for the year ended December 31, 2014.

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

In determining the amount of the provision, we considered current economic conditions, including unemployment levels and bankruptcy filings, and changes in real estate values and the assessed impact of these factors on the quality of our loan portfolio and historical loss factors. The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.

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

Income taxes. The provision for income taxes increased by $6.2 million, or 28.3%, to $28.0 million for the year ended December 31, 2015 from $21.8 million for the year ended December 31, 2014 . This increase in income tax expense is primarily the result of an increase in pretax income of $4.7 million, or 5.7%, a reduction in tax free income from municipal bonds, and a reduction in the amount of Pennsylvania state tax credits taken in 2015. Additionally, the prior year benefited from the tax deduction of a large special cash dividend paid on the Company's common stock held by our benefit plans.

Asset Quality

We actively manage asset quality through our underwriting practices and collection procedures. Our underwriting practices are focused on balancing risk and return while our collection operations focus on diligently working with delinquent borrowers in an effort to minimize losses.

Collection procedures. Our collection procedures for personal loans generally provide that when a loan is five days past due, a computer-generated late notice is sent to the borrower requesting payment. If delinquency continues, at 15 days a delinquent notice, plus a notice of a late charge, is sent and personal contact efforts are attempted by telephone to strengthen the collection process and obtain reasons for the delinquency. Also, plans to establish a payment program are developed. Personal contact efforts are continued throughout the collection process, as necessary. Generally, if a loan becomes 60 days past due, a collection letter is sent and the loan becomes subject to possible legal action if suitable arrangements for payment have not been made. In addition, the borrower is given information which provides access to consumer counseling services to the extent required by the regulations of the Department of Housing and Urban Development and other applicable authorities. When a loan continues in a delinquent status for 90 days or more, and a payment schedule has not been developed or kept by the borrower, we may send the borrower a notice of intent to foreclose, giving 30 days to cure the delinquency. If not cured, foreclosure proceedings are initiated.

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

Nonaccrual, Past Due, Restructured Loans and Nonperforming Assets. The following table sets forth information with respect to nonperforming assets. Nonaccrual loans are those loans on which the accrual of interest has ceased. Generally, when a loan becomes 90 days past due, we fully reverse all accrued interest thereon and cease to accrue interest thereafter. Exceptions are made for loans that have contractually matured, are in the process of being modified to extend the maturity date and are otherwise current as to principal and interest, and well secured loans that are in process of collection. Loans may also be placed on nonaccrual before they reach 90 days past due if conditions exist that call into question our ability to collect all contractual principal and/or interest. Other nonperforming assets represent property acquired through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value less estimated costs to sell, or the principal balance of the related loan.

At December 31, 2016, we expect to collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent. As a result, we do not consider these loans to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$13,621	$16,354	17,704	24,625	24,295
Home equity loans	5,756	6,112	6,606	8,345	8,481
Consumer loans	3,923	3,902	2,656	2,723	2,712
Commercial real estate loans	21,834	19,237	10,215	18,433	24,938
Commercial loans	3,520	2,747	4,380	4,321	9,619
Total loans 90 days or more past due	$48,654	48,352	41,561	58,447	70,045
Total real estate owned (REO)	$4,889	8,725	16,759	18,203	26,165
Total loans 90 days or more past due and REO	53,543	57,077	58,320	76,650	96,210
Total loans 90 days or more past due to net loans receivable	0.65%	0.68%	0.70%	1.02%	1.24%
Total loans 90 days or more past due and REO to total assets	0.56%	0.64%	0.75%	0.97%	1.21%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	$45,181	43,268	41,326	57,757	68,347
Nonaccrual loans — loans less than 90 days past due	34,355	28,394	38,482	49,464	51,865
Loans 90 days or more past due still accruing	649	1,334	235	690	1,698
Total nonperforming loans	80,185	72,996	80,043	107,911	121,910
Total nonperforming assets	$85,074	81,721	96,802	126,114	148,075
Nonaccrual troubled debt restructured loans (1)	$16,346	21,118	24,459	28,889	41,166
Accruing troubled debt restructured loans	26,580	29,997	37,329	50,277	48,278
Total troubled debt restructured loans	$42,926	$51,115	61,788	79,166	89,444

(1)	Also included in nonaccrual loans above.

During the year ended December 31, 2016, gross interest income of approximately $4.1 million would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current and in accordance with their original terms throughout the year. We recognized $2.4 million of interest income on nonaccrual loans during the year ended December 31, 2016.

The following table sets forth loans 90 days or more delinquent by state (based on borrowers’ domicile) at December 31, 2016.

(Dollars in thousands)	Residential mortgage loans	Home equity loans	Consumer loans	Commercial real estate loans	Commercial loans	Total (1)	(2)
Pennsylvania	$9,120	$2,906	$3,227	$7,152	$2,462	$24,867	51.8%
New York	1,213	1,158	186	2,926	704	6,187	12.9%
Ohio	1,139	1,150	130	4,429	250	7,098	14.8%
Maryland	1,572	497	—	608	104	2,781	5.8%
All other	577	45	295	6,155	—	7,072	14.7%
Total	$13,621	$5,756	$3,838	$21,270	$3,520	$48,005	100.0%

(1)	Includes $2.8 million of purchased credit impaired loans considered accruing.

(2)	Percentage of total loans 90 days or more delinquent by state to total loans 90 days or more delinquent.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans considered to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the financial institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention.” At December 31, 2016, we had 199 loans, with an aggregate principal balance of $60.9 million, designated as special mention.

We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. Our largest classified assets generally are also our largest nonperforming assets.

The following table sets forth the aggregate amount of our classified assets at the dates indicated.

	At December 31,
	2016	2015	2014
	(In thousands)
Substandard assets	$223,681	$199,009	229,913
Doubtful assets	—	1,225	2,677
Loss assets	—	1,340	1,424
Total classified assets	$223,681	$201,574	234,014

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

On an ongoing basis, the Credit Administration department, as well as loan officers and department heads, review and monitor the loan portfolio for problem loans to determine if such loans are impaired. This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis. On an on-going basis the loan officer along with the Credit Administration department grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated. Credit relationships greater than or equal to $1.0 million that have been classified as substandard or doubtful are also reviewed by the Credit Administration department for possible impairment. A loan is considered impaired when, based on current information and events it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments. Our loan grading system for problem loans is described above in “Classification of Assets.”

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

In addition to the reviews by the Credit Committee and the Risk Management Committee, regulators from either the Federal Deposit Insurance Corporation and/or Pennsylvania Department of Banking and Securities perform a review on an annual basis of the adequacy of the allowance for loan losses and its conformity with regulatory guidelines and pronouncements. The internal audit department also performs a regular review of the detailed supporting schedules for accuracy and reports their findings to the Audit Committee of the board of directors. Any recommendations or enhancements from these independent parties are considered by management and the Credit Committee and implemented accordingly.

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

We utilize a consistent methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses. As part of the analysis, we considered the economic data in our markets such as the unemployment and bankruptcy levels as well as the changes in real estate collateral values. In addition, we considered the overall trend in asset quality, loan charge-offs and the allowance for loan losses as a percentage of nonperforming loans. We also consider the specific reserves already established for criticized loans based upon a three year average of historical charge-offs. As a result, we decreased the allowance for loan losses during the year by $1.8 million, or 2.8%, to $60.9 million, or 0.81% of total loans, at December 31, 2016 from $62.7 million, or 0.87% of total loans, at December 31, 2015. This decrease is due primarily the continued downward trend in historic loss rates. The change in the provision for loan losses is discussed above in the section “Provision for loan losses.”

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Years ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Net loans receivable	$7,496,408	$7,159,449	5,922,373	5,734,943	5,629,261
Average loans outstanding	7,391,456	6,460,078	5,883,244	5,682,431	5,655,179

Allowance for loan losses
Balance at beginning of period	62,672	67,518	71,348	73,219	71,138
Provision for loan losses	13,542	9,712	20,314	18,519	26,338
Charge offs:
Residential mortgage loans	(3,480)	(1,126)	(2,181)	(2,501)	(4,295)
Home equity loans	(2,539)	(2,424)	(1,783)	(2,239)	(4,066)
Consumer loans	(10,905)	(8,274)	(6,423)	(6,055)	(5,919)
Commercial real estate loans	(3,740)	(6,326)	(8,422)	(10,042)	(9,919)
Commercial loans	(4,217)	(8,183)	(11,936)	(5,007)	(6,254)
Total charge-offs	(24,881)	(26,333)	(30,745)	(25,844)	(30,453)
Recoveries:
Residential mortgage loans	445	304	443	420	528
Home equity loans	672	976	194	258	297
Consumer loans	1,810	1,581	1,190	1,082	1,410
Commercial real estate loans	4,331	4,639	2,195	2,305	1,823
Commercial loans	2,348	4,275	2,579	1,389	2,138
Total recoveries	9,606	11,775	6,601	5,454	6,196
Balance at end of period	$60,939	$62,672	67,518	71,348	73,219

Allowance for loan losses as a percentage of net loans receivable	0.81%	0.88%	1.14%	1.24%	1.30%
Net charge-offs as a percentage of average loans outstanding	0.21%	0.23%	0.41%	0.36%	0.43%
Allowance for loan losses as a percentage of nonperforming loans	76.00%	85.86%	84.35%	66.12%	60.06%
Allowance for loan losses as a percentage of nonperforming loans and real estate owned	71.63%	76.69%	69.75%	56.57%	49.45%

Allocation of Allowance for Loan Losses.  The following tables set forth the allocation of allowance for loan losses by loan category at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category.

	At December 31,
	2016		2015		2014
	Amount	% of Total loans (1)	Amount	% of Total loans (1)	Amount	% of Total loans (1)
	(Dollars in thousands)
Balance at end of year applicable to:
Residential mortgage loans	$4,727	35.1%	$4,710	37.1%	$5,581	41.2%
Home equity loans	4,533	17.2%	4,042	16.0%	4,550	17.4%
Consumer loans	8,627	8.1%	7,598	6.9%	6,118	4.0%
Commercial real estate loans	26,675	32.4%	33,787	34.1%	33,389	29.8%
Commercial loans	16,377	7.2%	12,535	5.9%	13,515	7.6%
Total allocated allowance	60,939		62,672		63,153
Unallocated	—	—	—	—	4,365	—
Total	$60,939	100.0%	$62,672	100.0%	$67,518	100.0%

	At December 31,
	2013		2012
	Amount	% of Total loans (1)	Amount	% of Total loans (1)
	(Dollars in thousands)
Balance at end of year applicable to:
Residential mortgage loans	$7,875	42.2%	$8,002	42.0%
Home equity loans	7,245	18.3%	8,294	18.7%
Consumer loans	5,487	3.9%	5,156	4.0%
Commercial real estate loans	35,199	28.2%	34,589	27.9%
Commercial loans	10,880	7.4%	13,152	7.4%
Total allocated allowance	66,686		69,193
Unallocated	4,662	—	4,026	—
Total	$71,348	100.0%	$73,219	100.0%

(1)	Represents percentage of loans in each category to total loans.

Liquidity and Capital Resources

Northwest Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the Federal Deposit Insurance Corporation during their regular examinations.  The Federal Deposit Insurance Corporation, however, does not prescribe by regulation a minimum amount or percentage of liquid assets.  The Federal Deposit Insurance Corporation allows us to consider any unencumbered, available-for-sale marketable security, whose sale would not impair our capital adequacy, to be eligible for liquidity.  Liquidity is monitored through the use of a standard liquidity ratio of liquid assets to borrowings plus deposits.  Using this formula, Northwest Bank’s liquidity ratio was 12.5% as of December 31, 2016.  We adjust our liquidity level in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments.  We also adjust liquidity as appropriate to meet our asset and liability management objectives.  Liquidity needs can also be met by temporarily drawing upon lines-of-credit established for such reasons.  As of December 31, 2016, Northwest Bank had $3.402 billion of additional borrowing capacity available with the Federal Home Loan Bank of Pittsburgh, including a $150.0 million overnight line of credit, as well as a $98.0 million borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

In addition to deposits, our primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition.  We manage the pricing of our deposits to maintain a desired deposit balance.  In addition, we invest excess funds in short-term interest earning and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits amounted to $270.5 million at December 31, 2016.  For additional information about our cash flows from operating, financing, and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing, and financing activities.  The primary sources of cash during the current year were net income and principal repayments on loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Cleveland, which provide an additional source of funds.  At December 31, 2016 Northwest Bank did not have any advances from the Federal Home Loan Bank of Pittsburgh or the Federal Reserve Bank of Cleveland.  We borrow from these sources to reduce interest rate risk and to provide liquidity when necessary.

At December 31, 2016, our customers had $843.5 million of unused lines of credit available and $109.0 million in loan commitments.  This amount does not include the unfunded portion of loans in process. Time deposits scheduled to mature in less than one year at December 31, 2016, totaled $836.5 million. We believe that a significant portion of such deposits will remain with us.

The major sources of our cash flows are in the areas of loans, marketable securities, deposits and borrowed funds.

Deposits are our primary source of externally generated funds. The level of deposit inflows during any given period is heavily influenced by factors outside of our control, such as consumer savings tendencies, the general level of short-term and long-term market interest rates, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds.  Financial institutions, such as Northwest Bank, are also subject to deposit outflows. Our net deposits increased by $1.270 billion for the year ended December 31, 2016, with $1.643 billion of deposits coming from the FNFG acquisition. Net deposits increased by $980.0 million, with $1.034 billion of deposits coming from the LNB acquisition and decreased by $36.3 million for the years ended December 31, 2015 and 2014, respectively.

Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of market interest rates, consumer confidence and consumer spending. Funds received from loan maturities and principal payments on loans for the years ended December 31, 2016, 2015 and 2014 were $2.673 billion, $2.001 billion and $1.731 billion, respectively.  Loan originations for the years ended December 31, 2016, 2015 and 2014 were $2.959 billion, $2.322 billion and $1.946 billion, respectively.  We also sell a portion of the loans we originate, and the cash flows from such sales for the years ended December 31, 2016, 2015 and 2014 were $242.4 million, $2.5 million and $1.3 million, respectively.

We experience significant cash flows from our portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature or are called.  Cash flow from the repayment of principal and the maturity or call of marketable securities for the years ended December 31, 2016, 2015 and 2014 were $290.3 million, $352.5 million and $179.7 million, respectively.

When necessary, we utilize borrowings as a source of liquidity and as a source of funds for long-term investment when market conditions permit.  The net cash flow from the receipt and repayment of borrowings was a net decrease of $832.1 million, and increases of $86.9 million and $6.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Northwest Bancshares, Inc. is a separate legal entity from Northwest Bank and must provide for its own liquidity to pay dividends to shareholders and to repurchase its common stock and for other corporate purposes. Northwest Bancshares' primary source of liquidity is the dividend payments it receives from Northwest Bank. The payment of dividends by Northwest Bank is subject to regulatory requirements. At December 31, 2016, Northwest Bancshares, Inc. (on an unconsolidated basis) had liquid assets of $38.9 million.

Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $60.2 million, $52.8 million and $149.9 million for the ended December 31, 2016, 2015 and 2014, respectively.

At December 31, 2016, stockholders’ equity totaled $1.171 billion. During 2016 our Board of Directors declared regular quarterly dividends totaling $0.60 per share of common stock.

We monitor the capital levels of Northwest Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. Northwest Bank is required by the Pennsylvania Department of Banking and Securities and the FDIC to meet minimum capital adequacy requirements.  At December 31, 2016, Northwest Bank exceeded all regulatory minimum capital requirements and is considered to be “well capitalized.” In addition, as of December 31, 2016, we were not aware of any recommendation by a regulatory authority that, if it were implemented, would have a material effect on liquidity, capital resources or operations.

Regulatory Capital Requirements

Northwest Bank is subject to minimum capital requirements established by the Federal Deposit Insurance Corporation. See Item 1. Business “Supervision and Regulation—Capital Requirements and Prompt Corrective Action”.  The following table summarizes Northwest Bank’s total shareholders' equity, regulatory capital, total risk-based assets, and leverage and risk-based capital ratios at the dates indicated.

	At December 31,
	2016	2015
	(Dollars in thousands)
Total shareholders' equity (GAAP capital)	$1,189,836	$1,177,495
Accumulated other comprehensive income	15,152	10,291
Less: non-qualifying intangible assets	(304,660)	(244,232)
CET 1 capital	900,328	943,554
Additions to Tier 1 capital	—	—
Leverage or Tier 1 capital	900,328	943,554
Plus: Tier 2 capital (1)	60,951	62,676
Total risk-based capital	$961,279	$1,006,230
Average assets for leverage ratio	$9,393,372	$8,676,582
Net risk-weighted assets including off-balance sheet items	$7,063,749	$6,618,724

CET 1 capital ratio	12.746%	14.260%
Minimum requirement	5.125%	4.500%

Leverage capital ratio	9.585%	10.870%
Minimum requirement	4.000%	4.000%

Total risk-based capital ratio	13.609%	15.200%
Minimum requirement	8.625%	8.000%

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

Contractual Obligations

We are obligated to make future payments according to various contracts.  The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2016.

	Payments due
	Less than one year	One year to less than three years	Three years to less than five years	Five years or greater	Total
	(In thousands)
Long-term debt (1)	$—	—	—	—	—
Junior subordinated debentures (2)	—	—	—	111,213	111,213
Operating leases (3)	4,846	6,276	3,611	5,595	20,328
Total	$4,846	6,276	3,611	116,808	131,541
Commitments to extend credit	$109,032	—	—	—	109,032

(1)	See note 11 to the consolidated financial statements, Borrowed Funds, for additional information.

(2)	See note 23 to the consolidated financial statements, Junior Subordinated Debentures/Trust Preferred Securities, for additional information.

(3)	See note 8 to the consolidated financial statements, Premises and Equipment, for additional information.

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

Our practice is to reduce our exposure to interest rate risk generally by matching the maturities of our interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of our interest-earning assets. We purchase adjustable-rate investment securities and mortgage-backed securities which at December 31, 2016 totaled $144.0 million, and originate adjustable-rate loans, which at December 31, 2016, totaled $2.755 billion or 35.6% of our gross loan portfolio. Of our $8.652 billion of interest-earning assets at December 31, 2016, $3.197 billion, or 36.9%, consisted of assets with adjustable rates of interest.  When market conditions are favorable, we also attempt to reduce interest rate risk by lengthening the maturities of our interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, if necessary, and by promoting longer-term certificates of deposit.

At December 31, 2016, total interest-earning assets maturing or re-pricing within one year exceeded total interest-bearing liabilities maturing or re-pricing in the same period by $307.3 million, representing a positive one-year gap ratio of 3.19%.

The following table sets forth, on a carrying value basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2016, which are expected to re-price or mature, based upon certain assumptions, in each of the future time periods shown.  Except as stated below, the amounts of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the earlier of the term of re-pricing or the contractual term of the asset or liability.  We believe that these assumptions approximate the standards used in the financial services industry and consider them appropriate and reasonable.

	Amounts maturing or re-pricing
	Within 1 year	Over 1-3 years	Over 3-5 years	Over 5-10 years	Over 10-20 years	Total
	(Dollars in thousands)
Rate-sensitive assets:
Interest-earning deposits	$270,464	—	—	—	—	270,464
Mortgage-backed securities:
Fixed rate	68,336	109,909	64,899	105,270	—	348,414
Variable-rate	114,290	—	—	—	—	114,290
Investment securities	116,689	204,791	54,831	7,163	—	383,474
Mortgage loans:
Adjustable rate	30,671	15,691	7,636	6,050	—	60,048
Fixed-rate	311,918	573,805	518,059	941,345	298,916	2,644,043
Home equity loans:
Adjustable rate	618,894	—	—	—	—	618,894
Fixed-rate	193,522	286,273	169,465	60,618	—	709,878
Consumer loans	523,454	107,805	—	—	—	631,259
Commercial real estate loans	1,197,661	782,564	330,890	30,893	81	2,342,089
Commercial loans	297,803	133,077	79,247	15,694	2,940	528,761
Total rate-sensitive assets	3,743,702	2,213,915	1,225,027	1,167,033	301,937	8,651,614

Rate-sensitive liabilities:
Time deposits	836,525	465,684	225,464	12,913	—	1,540,586
Money market demand accounts	1,816,077	—	—	—	25,490	1,841,567
Savings deposits	235,680	414,135	414,135	558,929	—	1,622,879
Demand deposits	343,997	149,614	149,614	374,036	1,860,028	2,877,289
FHLB advances	—	—	—	—	—	—
Other borrowings	142,899	—	—	—	—	142,899
Trust preferred securities	61,213	50,000	—	—	—	111,213
Total rate-sensitive liabilities	3,436,391	1,079,433	789,213	945,878	1,885,518	8,136,433

Interest sensitivity gap per period	$307,311	1,134,482	435,814	221,155	(1,583,581)	515,181

Cumulative interest sensitivity gap	$307,311	1,441,793	1,877,607	2,098,762	515,181	515,181

Cumulative interest sensitivity gap as a percentage of total assets	3.19%	14.98%	19.51%	21.81%	5.35%	5.35%
Cumulative interest-earning assets as a percent of cumulative interest-bearing liabilities	108.94%	131.93%	135.39%	133.58%	106.33%	106.33%

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

In an effort to assess market risk, we use a simulation model to determine the effect of immediate incremental increases and decreases in interest rates on net interest income, net income and the market value of our equity.  Certain assumptions are made regarding loan prepayments and decay rates of savings and interest-bearing demand deposit accounts.  Because it is difficult to accurately project the market reaction of depositors and borrowers, the effect of actual changes in interest rates on these assumptions may differ from simulated results.  We have established the following guidelines for assessing interest rate risk:

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

The following table illustrates the simulated impact of a non-parallel 100 bps, 200 bps or 300 bps upward or 100 bps downward movement in interest rates on net interest income, net income, return on average equity, earnings per share, and market value of equity.  These analyses were prepared assuming that total interest-earning asset and interest-bearing liability levels at December 31, 2016 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from December 31, 2016 levels.

	Increase			Decrease
Non-parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/ (decrease) in net interest income	(1.1)%	(2.1)%	(3.1)%	(4.6)%
Projected percentage increase/ (decrease) in net income	(2.0)%	(3.6)%	(4.7)%	(12.8)%
Projected increase/ (decrease) in return on average equity	(1.9)%	(3.4)%	(4.4)%	(12.3)%
Projected increase/ (decrease) in earnings per share	$(0.02)	$(0.04)	$(0.05)	$(0.12)
Projected percentage decrease in market value of equity	(2.7)%	(8.6)%	(13.9)%	(2.1)%

The figures included in the tables above represent projections that were computed based upon certain assumptions including loan prepayment rates and deposit decay rates.  These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates.  Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions.

When assessing our interest rate sensitivity, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates.  In preparing the table above, the following assumptions were used:  (i) adjustable-rate mortgage loans will prepay at an annual rate of 6% to 14%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 5% to 14%, depending on the type of loan; (iii) commercial loans will prepay at an annual rate of 8% to 14%; (iv) consumer loans held by Northwest Bank will prepay at an annual rate of 18% to 24%; and (v) consumer loans held by Northwest Consumer Discount Company will prepay at an annual rate of 55% to 70%.  In regards to our deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) a significant majority of money market accounts will re-price immediately; (iii) savings accounts will gradually re-price over three years; and (iv) checking accounts will re-price either when the rates on such accounts re-price as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates.  For purposes of this analysis, management has estimated, based on historical trends, that $344.0 million, or 12.0%, of our checking accounts and $235.7 million, or 14.5%, of our savings accounts are interest sensitive and may re-price in one year or less, and that the remainder may re-price over longer time periods.

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

In addition, we regularly measure and monitor the market value of our net assets and the changes therein.  While fluctuations are expected because of changes in interest rates, we have established policy limits for various interest rate scenarios.  Given interest rate shocks of +100 to +300 bps and -100 bps the market value of net assets is not expected to decrease by more than 15% to 35%.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).  Based on such assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based upon those criteria.

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

We have audited Northwest Bancshares, Inc’s. (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Northwest Bancshares, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Pittsburgh, Pennsylvania
March 1, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Northwest Bancshares, Inc.:

We have audited the accompanying consolidated statements of financial condition of Northwest Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Bancshares, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Northwest Bancshares, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of Northwest Bancshares Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Pittsburgh, Pennsylvania
March 1, 2017

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(amounts in thousands, excluding per share data)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$119,403	92,263
Interest-earning deposits in other financial institutions	266,902	74,510
Federal funds sold and other short-term investments	3,562	635
Marketable securities available-for-sale (amortized cost of $825,552 and $868,956)	826,200	874,405
Marketable securities held-to-maturity (fair value of $20,426 and $32,552)	19,978	31,689
Loans receivable, net of allowance for loan losses of $60,939 and $62,672	7,496,408	7,159,449
Assets held-for-sale	152,528	—
Accrued interest receivable	21,699	21,072
Real estate owned, net	4,889	8,725
Federal Home Loan Bank stock, at cost	7,390	40,903
Premises and equipment, net	161,185	154,351
Bank owned life insurance	171,449	168,509
Goodwill	307,420	261,736
Other intangible assets	32,433	8,982
Other assets	32,194	54,670
Total assets	$9,623,640	8,951,899

Liabilities and Shareholders’ equity
Liabilities:
Deposits	$7,882,321	6,612,581
Liabilities held-for-sale	215,657	—
Borrowed funds	142,899	975,007
Advances by borrowers for taxes and insurance	36,879	33,735
Accrued interest payable	635	1,993
Other liabilities	63,373	54,207
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	111,213	111,213
Total liabilities	8,452,977	7,788,736

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 101,699,406 and 101,871,737 shares issued, respectively	1,017	1,019
Paid-in capital	718,834	717,603
Retained earnings	478,803	489,292
Unallocated common stock of employee stock ownership plan	—	(20,216)
Accumulated other comprehensive loss	(27,991)	(24,535)
	1,170,663	1,163,163
Total liabilities and shareholders’ equity	$9,623,640	8,951,899
See accompanying notes to consolidated financial statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, excluding per share data)

	Years ended December 31,
	2016	2015	2014
Interest income:
Loans receivable	$329,039	298,665	282,050
Mortgage-backed securities	8,540	8,823	10,320
Taxable investment securities	3,409	4,520	4,130
Tax-free investment securities	2,732	4,313	6,281
FHLB dividends	1,371	2,828	1,809
Interest-earning deposits	543	431	837
Total interest income	345,634	319,580	305,427

Interest expense:
Deposits	23,465	24,055	25,322
Borrowed funds	14,834	32,272	31,265
Total interest expense	38,299	56,327	56,587
Net interest income	307,335	263,253	248,840
Provision for loan losses	13,542	9,712	20,314
Net interest income after provision for loan losses	293,793	253,541	228,526

Noninterest income:
Gain on sale of investments, net	625	1,037	4,930
Service charges and fees	44,113	38,362	36,383
Trust and other financial services income	14,103	12,342	12,369
Insurance commission income	10,522	9,526	8,760
Loss on real estate owned, net	(39)	(1,989)	(967)
Income from bank owned life insurance	5,361	4,338	4,191
Mortgage banking income	4,894	933	1,022
Other operating income	5,781	4,287	4,078
Total noninterest income	85,360	68,836	70,766

Noninterest expense:
Compensation and employee benefits	140,927	119,818	115,967
Premises and occupancy costs	26,134	24,641	23,455
Office operations	14,898	12,337	11,710
Collections expense	2,431	3,247	3,011
Processing expenses	34,859	30,780	26,671
Professional services	7,865	6,906	7,661
Amortization of other intangible assets	4,259	1,688	1,323
Marketing expenses	8,852	8,499	8,213
Real estate owned expense	1,004	2,070	2,140
Federal deposit insurance premiums	4,404	5,109	5,193
Restructuring/ acquisition expense	12,213	9,751	394
FHLB prepayment penalty	36,978	—	—
Other expenses	13,014	9,031	9,797
Total noninterest expense	307,838	233,877	215,535
Income before income taxes	71,315	88,500	83,757
Provision for income taxes:
Federal	20,313	24,010	19,656
State	1,335	3,950	2,139
Total provision for income taxes	21,648	27,960	21,795
Net income	$49,667	60,540	61,962
Basic earnings per share	$0.50	0.64	0.68
Diluted earnings per share	$0.49	0.64	0.67
 See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	Years ended December 31,
	2016	2015	2014
Net Income	$49,667	60,540	61,962
Other comprehensive income net of tax:
Net unrealized holding gains/ (losses) on marketable securities:
Unrealized holding gains/ (losses), net of tax of $1,742, $(204) and $(5,787), respectively	(2,728)	315	9,042
Reclassification adjustment for gains included in net income, net of tax of $129, $289 and $1,501, respectively	(202)	(451)	(2,348)
Net unrealized holding gains/ (losses) on marketable securities	(2,930)	(136)	6,694

Change in fair value of interest rate swaps, net of tax of $(539), $(699) and $(618), respectively	1,001	1,299	1,146

Defined benefit plans:
Net loss, net of tax of $3,061, $1,408 and $12,650, respectively	(2,399)	(2,203)	(19,758)
Amortization of prior service costs, net of tax of $(606), $(560) and $335, respectively	872	875	(552)
Net loss on defined benefit plans	(1,527)	(1,328)	(20,310)

Other comprehensive loss	(3,456)	(165)	(12,470)

Total comprehensive income	$46,211	60,375	49,492
 See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2016, 2015 and 2014
(amounts in thousands, excluding per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Unallocated Common Stock of ESOP	Total Shareholders’ Equity
Balance at December 31, 2013	$943	619,678	569,547	(11,900)	(23,083)	1,155,185
Comprehensive income:
Net income	—	—	61,962	—	—	61,962
Other comprehensive loss, net of tax of $8,081	—	—	—	(12,470)	—	(12,470)
Total comprehensive income	—	—	61,962	(12,470)	—	49,492
Exercise of stock options	6	6,513	—	—	—	6,519
Share repurchases	(4)	(5,269)	—	—	—	(5,273)
Stock-based compensation expense, including tax benefits of $945	2	5,212	—	—	1,442	6,656
Dividends paid ($1.62 per share)	—	—	(149,932)	—	—	(149,932)
Balance at December 31, 2014	947	626,134	481,577	(24,370)	(21,641)	1,062,647
Comprehensive income:
Net income	—	—	60,540	—	—	60,540
Other comprehensive loss, net of tax of $234	—	—	—	(165)	—	(165)
Total comprehensive income	—	—	60,540	(165)	—	60,375
Shares issued to acquire LNB Bancorp, Inc.	70	90,538	—	—	—	90,608
Exercise of stock options	5	4,298	—	—	—	4,303
Share repurchases	(6)	(7,841)	—	—	—	(7,847)
Stock-based compensation expense, including tax benefits of $332	3	4,474	—	—	1,425	5,902
Dividends paid ($0.56 per share)	—	—	(52,825)	—	—	(52,825)
Balance at December 31, 2015	1,019	717,603	489,292	(24,535)	(20,216)	1,163,163
Comprehensive income:
Net income	—	—	49,667	—	—	49,667
Other comprehensive loss, net of tax of $3,787	—	—	—	(3,456)	—	(3,456)
Total comprehensive income	—	—	49,667	(3,456)	—	46,211
ESOP termination	(14)	(13,896)	—	—	13,910	—
Exercise of stock options	11	10,845	—	—	—	10,856
Share repurchases	(2)	(1,750)	—	—	—	(1,752)
Stock-based compensation expense, including tax benefits of $1,425	3	6,032	—	—	6,306	12,341
Dividends paid ($0.60 per share)	—	—	(60,156)	—	—	(60,156)
Balance at December 31, 2016	$1,017	718,834	478,803	(27,991)	—	1,170,663
 See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years ended December 31,
	2016	2015	2014
Operating activities:
Net Income	$49,667	60,540	61,962
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,542	9,712	20,314
Net gain on sale of assets	(4,499)	(921)	(5,236)
Net depreciation, amortization and accretion	15,424	8,958	9,868
Decrease in other assets	25,953	37,969	9,241
Increase/ (decrease) in other liabilities	4,801	(18,998)	(22,857)
Net amortization of premium on marketable securities	2,139	1,149	383
Noncash compensation expense related to stock benefit plans	10,916	5,570	5,711
Noncash impairment of real estate owned	1,481	2,923	2,318
Deferred income tax expense	2,734	6,290	8,595
FHLB prepayment penalty	24,520	—	—
Origination of loans held for sale	(252,204)	(2,504)	(1,042)
Proceeds from sale of loans held for sale	242,428	2,514	1,315
Net cash provided by operating activities	136,902	113,202	90,572

Investing activities:
Purchase of marketable securities available-for-sale	(238,673)	(59,980)	(49,996)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	11,700	72,265	17,673
Proceeds from maturities and principal reductions of marketable securities available-for-sale	278,621	280,277	162,007
Proceeds from sale of marketable securities available-for-sale	1,951	1,246	7,910
Loan originations	(2,706,358)	(2,319,800)	(1,944,677)
Proceeds from loan maturities and principal reductions	2,672,924	2,000,712	1,730,603
(Purchases)/ redemptions of Federal Home Loan Bank stock	33,513	(3,770)	10,422
Proceeds from sale of real estate owned	8,113	13,961	10,216
Sale of real estate owned for investment, net	607	608	607
Purchases of premises and equipment	(15,227)	(13,223)	(9,968)
Acquisitions, net of cash received	1,102,237	(61,108)	(2,792)
Net cash provided by/ (used in) investing activities	1,149,408	(88,812)	(67,995)

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years ended December 31,
	2016	2015	2014
Financing activities:
Decrease in deposits, net	$(157,457)	(60,236)	(36,337)
Proceeds from long-term borrowings	—	135,000	—
Repayments of long-term borrowings	(774,863)	(172,552)	(52)
Net increase/ (decrease) in short-term borrowings	(81,765)	61,281	6,516
Increase/ (decrease) in advances by borrowers for taxes and insurance	(139)	2,975	3,838
Redemption of Junior subordinated debentures	—	(8,119)	—
Share repurchases	(1,752)	(7,847)	(5,273)
Cash dividends paid on common stock	(60,156)	(52,825)	(149,932)
Proceeds from stock options exercised	10,856	4,303	6,519
Excess tax benefit from stock-based compensation	1,425	332	945
Net cash used in financing activities	(1,063,851)	(97,688)	(173,776)
Net increase/ (decrease) in cash and cash equivalents	$222,459	(73,298)	(151,199)

Cash and cash equivalents at beginning of period	$167,408	240,706	391,905
Net increase/ (decrease) in cash and cash equivalents	222,459	(73,298)	(151,199)
Cash and cash equivalents at end of period	$389,867	167,408	240,706

Cash and cash equivalents:
Cash and due from banks	$119,403	92,263	87,401
Interest-earning deposits in other financial institutions	266,902	74,510	152,671
Federal funds sold and other short-term investments	3,562	635	634
Total cash and cash equivalents	$389,867	167,408	240,706

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $22,213, $21,949 and $22,783, respectively)	$39,649	55,270	56,539
Income taxes	9,710	16,719	26,042

Noncash activities:
Business acquisitions:
Fair value of assets acquired	$546,247	1,160,190	2,798
Net cash (paid)/ received	1,102,237	(61,108)	(2,792)
Liabilities assumed	$1,648,484	1,099,082	6

Loan foreclosures and repossessions	$6,252	7,633	10,820
Sale of real estate owned financed by the Company	420	2,264	486
 See accompanying notes to consolidated financial statements

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

(1)                                 Summary of Significant Accounting Policies

(a)                                 Nature of Operations

Northwest Bancshares, Inc., a Maryland corporation headquartered in Warren, Pennsylvania, is the federal savings and loan holding company for its wholly owned subsidiary, Northwest Bank. Northwest Bank, a Pennsylvania chartered savings bank, offers personal and business deposit and loan products as well as investment management and insurance services through its 176 banking locations in Pennsylvania, New York, Ohio and Maryland. Northwest Bank, through its subsidiary Northwest Consumer Discount Company, also offers personal loan products through 49 consumer finance offices in Pennsylvania.

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

(d)                                 Investment Securities

We classify marketable securities at the time of purchase as held-to-maturity, available-for-sale, or trading securities. Securities for which management has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts on a level yield basis (amortized cost).  If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income/ (loss), a separate component of shareholders’ equity, net of tax. Securities classified as available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with changes in fair value included in earnings. The cost of securities sold is determined on a specific identification basis. We held no securities classified as trading at or for the years ended December 31, 2016 and 2015.

On at least a quarterly basis, we review our investments for other-than-temporary impairment (“OTTI”).  An investment security is deemed impaired if the fair value of the investment is less than its amortized cost.  If an investment security is determined to be impaired, we evaluate whether the decline in value is other-than-temporary.  We consider whether or not we expect to receive all of the contractual cash flows from the investment security based on factors that include, but are not limited to the creditworthiness of the issuer and the historical and projected performance of the underlying collateral.  Also, we may evaluate the business and financial outlook of the issuer, as well as broader economic performance indicators.  We consider both our intent to sell and the likelihood that we will not have to sell the investment securities before recovery of their cost basis during our evaluation. Impairment that is deemed credit related is recognized in earnings while impairment deemed noncredit related is recorded in accumulated other comprehensive income, if we do not intend to sell nor it is not likely we will be required to sell the investment security.  If we intend to sell the investment security or if it is more likely than not that we will be required to sell the investment security, the entire impairment is recorded in earnings.

Federal law requires a member institution of the Federal Home Loan Bank ("FHLB") system to hold stock of its district FHLB according to a predetermined formula. This stock is recorded at cost.  Quarterly, we evaluate our investment in the FHLB of Pittsburgh for impairment.  We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes. Based on our most recent evaluation, we have determined that no impairment write-downs are currently required.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

(e)                                  Loans Receivable

Our loan portfolio segments consist of Personal Banking and Business Banking loans.  Personal Banking loans include the following classes: residential mortgage loans, home equity loans and other consumer loans.  Business Banking loans include the following classes: commercial real estate loans and commercial loans.  All classes of originated loans are carried at their unpaid principal balance net of any deferred origination fees or costs and the allowance for loan losses. Interest income on loans is credited to income as earned. Interest earned on loans for which no payments were received during the month is accrued at month end. Accrued interest on loans more than 90 days delinquent is reversed and such loans are placed on nonaccrual status.

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

A loan is considered to be a troubled debt restructured loan ("TDR") when the restructuring constitutes a concession and the borrower is experiencing financial difficulties. TDRs may include modifications of terms of loans, receipts of assets from borrowers in partial or full satisfaction of loans, or a combination thereof. TDRs are impaired loans. A modified loan is determined to be a TDR based on the contractual terms as specified by the original loan agreement or the most recent modification. Once classified a TDR, a loan is removed from such classification under three circumstances: (1) the loan is paid off, (2) the loan is charged off, or (3) if, at the beginning of the current fiscal year, the loan has performed in accordance with the modified terms for a minimum of six consecutive months and at the time of modification the loan’s interest rate represented a then current market interest rate for a loan of similar risk.

Loan delinquency is measured based on the number of days since the payment due date.  Past due status is measured using the loan’s contractual maturity date.

Loan fees and certain direct loan origination costs are deferred and the net deferred fee or cost is then recognized using the level-yield method over the contractual life of the loan as an adjustment to interest income.

We identify certain residential mortgage loans which will be sold prior to maturity, as loans held for sale. These loans are recorded at the lower of amortized cost or fair value less estimated cost to sell. At December 31, 2016 and 2015, there were $36.0 million and $0 residential mortgage loans classified as held for sale, respectively.

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
December 31, 2016, 2015 and 2014
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
December 31, 2016, 2015 and 2014
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

The allocation of the allowance for loan losses is inherently subjective, and the entire allowance for loan losses is available to absorb loan losses regardless of the nature of the loss.

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

(i)                                    Goodwill

Goodwill is generated from the premium paid for an acquisition and is allocated to reporting units, which are either the Company’s reportable segments or one level below.  Goodwill is not subject to amortization but is tested for impairment at least annually and possibly more frequently if certain events occur or changes in circumstances arise.  Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill.  Reporting units are identified based upon analyzing each individual operating segment.  A reporting unit is defined as a distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews.  Determining the fair value of a reporting unit requires a high degree of subjective judgment, including developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium.  The selection and weighting of the various fair value techniques may result in a higher or lower fair value.  Judgment is applied in determining the weightings that are most representative of fair value. We conducted our annual goodwill impairment assessment as of June 30th through the assistance of an independent third

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

party. We valued each reporting unit by using a weighted average of four valuation methodologies; comparable transaction approach, control premium approach, public market peers approach and discounted cash flow approach.  Declines in fair value could result in impairment being identified.  At June 30, 2016 and 2015, we did not identify any individual reporting unit where the fair value was less than the carrying value and no other events have occurred since that date that would warrant an updated valuation.  Future changes in the economic environment or the operations of the operating units could cause changes to the variables used, which could give rise to declines in the estimated fair value of the reporting units.  There were no changes in our operations that would cause us to update the goodwill impairment tests performed as of June 30, 2016 and 2015. Accordingly, we have determined that goodwill is not impaired as of December 31, 2016 and 2015.

(j)                                    Core Deposit Intangibles and Other Identifiable Intangibles

Through the assistance of an independent third party, we analyze and prepare a core deposit study for all bank acquisitions or other identifiable intangible asset study, such as customer lists, for all non-bank acquisitions. The core deposit study reflects the cumulative present value benefit of acquiring deposits versus an alternative source of funding. The other identifiable intangible asset study reflects the cumulative present value benefit of acquiring the income stream from an existing customer base versus developing new business relationships.  Based upon analysis, the amount of the premium related to the core deposits or other identifiable intangibles of the business purchased is calculated along with the estimated life of the intangible. The intangible, which is recorded in other intangible assets, is then amortized to expense on an accelerated basis over an approximate life of typically between 7 years to 11 years.

(k)                                 Bank-Owned Life Insurance

We own insurance on the lives of a certain group of key employees and directors. The policies were purchased to help offset the increase in the costs of various benefit plans, including healthcare, as well as the directors deferred compensation plan.  The cash surrender value of these policies is included as an asset on the consolidated statements of financial condition, and any increases in the cash surrender value are recorded as tax-free noninterest income on the consolidated statements of income. In the event of the death of an insured individual under these policies, after distribution to the insured’s beneficiaries, if any, we receive a tax-free death benefit, which is recorded as noninterest income.

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
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

(o)                                 Stock-Related Compensation

We determine the fair value of each option award, estimated on the grant date, using the Black-Scholes-Merton option-pricing model.  The Black-Scholes-Merton option-pricing model uses variables including; expected volatilities, expected term, risk-free discount rate and annual rate of quarterly dividends.  Expected volatilities are based on historical volatility of the Company’s stock. The expected terms are based upon actual exercise and forfeiture experience of previous option grants. The risk-free rate is based on yields on U.S. Treasury securities of a similar maturity to the expected term of the options.  During the year ended December 31, 2016, we awarded 660,600 stock options to employees and 64,800 stock options to directors.  Option awards are generally granted with an exercise price equal to the closing market price of the Company’s stock on the day before the grant date. The options granted in 2016 vest over a ten-year period, with the first vesting occurring on the grant date. New shares are issued when options are exercised.

During the year ended December 31, 2016, we awarded 310,160 common shares to employees and 24,300 common shares to directors. The common share awards granted in 2016 vest over a ten-year period, with the first vesting occurring on the grant date. For additional information regarding grants of stock options and common shares and ESOP distributions see Note 15.

On September 30, 2016, the Northwest Savings Bank Employee Stock Ownership Plan ("ESOP") was terminated. As a result, 1,366,574 unallocated ESOP shares were retired to pay-off the ESOP loan due to the Company. The remaining 401,356 unallocated ESOP shares were distributed into the employees' Northwest Savings Bank 401(k) Plan accounts. This distribution resulted in stock-based compensation expense of $6.3 million for the year ended December 31, 2016.

Stock-based employee compensation expense related to common share awards of $3.5 million, $3.0 million and $3.0 million was included in income before income taxes during the years ended December 31, 2016, 2015 and 2014, respectively. The effect on net income for the years ended December 31, 2016, 2015 and 2014 was a reduction of $2.2 million, $1.8 million and $1.8 million, respectively. Total compensation expense for unvested stock options of $4.1 million has yet to be recognized as of December 31, 2016. The weighted average period over which this remaining stock option expense will be recognized is approximately 4.05 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions: (1) annual rate of quarterly dividends ranging from 3.2% to 5.1% based on historical dividends and market prices; (2) expected volatility of 17.0% to 22.0% based on historical average montly volatility; (3) risk-free discount rates ranging from 1.7% to 3.1%; and (4) expected lives of seven to nine years based on previous grants.

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

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

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

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

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
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

(3)	Acquisition

On September 9, 2016, Northwest, completed the acquisition of 18 branches located in Erie and Niagara Counties, New York and certain related assets, and the assumption of certain related liabilities, pursuant to the Purchase and Sale Agreement with KeyCorp, First Niagara Financial Group, Inc. (“FNFG”), and First Niagara Financial Group’s wholly-owned subsidiaries, First Niagara Bank, National Association and First Niagara Securities, Inc., dated April 28, 2016. The Company also acquired certain wealth management relationships, which included approximately $450.0 million of assets under management. While the branch acquisition is considered a purchase of a business for accounting purposes, pro forma income statement information is not presented because the branch acquisition does not represent the acquisition of a business which has continuity both before and after the acquisition.

The following table shows the assets acquired, and the liabilities assumed that were recorded at fair value on the date of acquisition:

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value (1)
Cash and cash equivalents (2)	$1,103,372
Loans	455,857
Core deposit intangible	25,732
Wealth Management intangible	1,143
Other assets	16,978
Total assets acquired	1,603,082

Deposits	(1,642,846)
Other liabilities	(5,403)
Total liabilities assumed	(1,648,249)
Goodwill	$45,167
(1) Preliminary estimates of fair value have been recorded.
(2) Amount is net of $76.5 million deposit premium paid to FNFG.

The fair value of loans acquired was estimated by utilizing a methodology wherein similar loans were aggregated into pools. Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on a market rate for similar loans. We did not acquire any purchased credit impaired loans which would require accounting under ASC 310-30.

The $25.7 million core deposit and the $1.1 million wealth management intangible assets recognized as part of the branch acquisition are being amortized over their estimated useful lives of approximately 11 and 7 years, respectively, using an accelerated method. The goodwill, which is not amortized for book purposes, was assigned to the Community Banking segment and is deductible for tax purposes. The fair value of savings and transaction deposit accounts acquired was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit were valued by projecting out the expected cash flows based on the remaining contractual terms of the certificate of deposit. These cash flows were discounted based on a market rate for a certificate of deposit with a corresponding remaining maturity.

Direct costs related to the branch acquisition were expensed as incurred and amounted to $9.2 million for the year ended December 31, 2016, which includes technology and communications costs, professional services, marketing and advertising, and other noninterest expenses.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

(4)    Marketable Securities

Marketable securities available-for-sale at December 31, 2016 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year or less	$6	—	—	6

Debt issued by government sponsored enterprises:	15500	3	-48	15.45
Due in one year or less	74,980	5	(33)	74,952
Due after one year through five years	220,937	203	(2,504)	218,636
Due after five years through ten years	585	—	(3)	582
Due after ten years	—	—	—	—

Equity securities	3,351	1,095	(6)	4,440

Municipal securities:
Due in one year or less	2,449	7	—	2,456
Due after one year through five years	9,448	105	(21)	9,532
Due after five years through ten years	11,794	137	(1)	11,930
Due after ten years	38,141	1,027	(16)	39,152

Corporate debt issues:
Due after ten years	14,367	2,935	(322)	16,980

Residential mortgage-backed securities:
Fixed rate pass-through	175,398	1,849	(2,680)	174,567
Variable rate pass-through	43,587	2,007	(6)	45,588
Fixed rate non-agency CMOs	100	1	—	101
Fixed rate agency CMOs	165,535	185	(3,455)	162,265
Variable rate agency CMOs	64,874	306	(167)	65,013
Total residential mortgage-backed securities	449,494	4,348	(6,308)	447,534
Total marketable securities available-for-sale	$825,552	9,862	(9,214)	826,200

Marketable securities held to maturity at December 31, 2016 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Municipal securities:
Due after five years through ten years	$—	—	—	—
Due after ten years	4,808	65	—	4,873

Residential mortgage-backed securities:
Fixed rate pass-through	4,807	217	—	5,024
Variable rate pass-through	2,848	58	—	2,906
Fixed rate agency CMOs	6,674	94	—	6,768
Variable rate agency CMOs	841	14	—	855
Total residential mortgage-backed securities	15,170	383	—	15,553
Total marketable securities held-to-maturity	$19,978	448	—	20,426

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
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
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table presents information regarding the issuers and the carrying values of our mortgage-backed securities at December 31, 2016 and 2015:

	December 31,
	2016	2015
Residential mortgage backed securities:
FNMA	$210,373	234,204
GNMA	42,221	48,283
FHLMC	202,822	209,788
SBA	6,608	8,166
Other (including non-agency)	680	3,355
Total residential mortgage-backed securities	$462,704	503,796

Marketable securities having a carrying value of $200.9 million at December 31, 2016, were pledged under collateral agreements. During the year ended December 31, 2016, we sold marketable securities classified as available-for-sale for $2.0 million, with gross realized gains of $268,000 and gross realized losses of $0.  During the year ended December 31, 2015, we sold marketable securities classified as available-for-sale for $1.2 million, with gross realized gains of $121,000 and gross realized losses of $67,000.  During the year ended December 31, 2014, we sold marketable securities classified as available-for-sale for $7.9 million with gross realized gains of $4.4 million and gross realized losses of $0. During the years ended December 31, 2016, 2015 and 2014, we did not recognized non-cash credit related other-than-temporary-impairment in our investment portfolio.

The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2016:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss
Government sponsored enterprises	$238,003	(2,448)	9,205	(92)	247,208	(2,540)
Corporate debt issues	—	—	2,107	(322)	2,107	(322)
Equity securities	—	—	544	(6)	544	(6)
Municipal securities	5,621	(37)	66	(1)	5,687	(38)
Residential mortgage-backed securities - agency	213,662	(3,837)	87,723	(2,471)	301,385	(6,308)

Total temporarily impaired securities	$457,286	(6,322)	99,645	(2,892)	556,931	(9,214)

The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2015:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss
Government sponsored enterprises	$143,751	(723)	92,961	(786)	236,712	(1,509)
Corporate debt issues	—	—	2,021	(405)	2,021	(405)
Equity securities	544	(6)	—	—	544	(6)
Municipal securities	7,505	(4)	—	—	7,505	(4)
Residential mortgage-backed securities - agency	122,109	(598)	149,889	(3,762)	271,998	(4,360)

Total temporarily impaired securities	$273,909	(1,331)	244,871	(4,953)	518,780	(6,284)

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

We perform an assessment to determine whether there have been any events or economic circumstances that indicate a security which has an unrealized loss is impaired other-than-temporarily.  The assessment considers many factors including the severity and duration of the impairment; recent events specific to the issuer or industry; and for debt securities, external credit ratings, underlying collateral position and recent downgrades.  For asset backed securities, we evaluate current characteristics of each security such as delinquency and foreclosure levels, credit enhancement and projected losses and coverage.  It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future losses.  Events that may trigger material declines in fair values for these securities in the future would be, but are not limited to: deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.  For debt securities, credit related other-than-temporary impairment is recognized in earnings, while noncredit related other-than-temporary impairment on securities not expected to be sold, or otherwise disposed of, is recognized in other comprehensive income. We assert that we do not have the intent to sell these securities and it is more likely than not that we will not have to sell these securities before a recovery of our cost basis.  For these reasons, we consider the unrealized losses to be temporary impairment losses. There are approximately 154 positions that are temporarily impaired at December 31, 2016. The aggregate carrying amount of cost-method investments, including both held-to-maturity and available-for-sale, at December 31, 2016 was $846.2 million, of which all were evaluated for impairment.

The following table sets forth the categories of investment securities as of December 31, 2016 on which other-than-temporary impairment charges have been recorded in earnings:

	Total			Accumulated
Category	Amortized cost	Fair value	Unrealized gain	impairment charges
Freddie Mac preferred shares	$1	27	26	(119)
Trust preferred investments	11,033	13,968	2,935	(7,942)
Total	$11,034	13,995	2,961	(8,061)

The table below shows a cumulative roll forward of credit related impairment losses recognized in earnings for debt securities held and not intended to be sold:

	December 31,
	2016	2015
Beginning balance as of January 1, (1)	$8,436	8,894
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the year	(494)	(98)
Reduction for securities called realized during the year	—	(360)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance as of December 31,	$7,942	8,436

(1)	The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

(5)    Loans Receivable and Allowance for Loan Losses

Loans receivable at December 31, 2016 and 2015 are summarized in the table below:

	December 31, 2016			December 31, 2015
	Originated	Acquired	Total	Originated	Acquired	Total
Personal Banking:
Residential mortgage loans	$2,582,218	133,511	2,715,729	2,695,561	45,716	2,741,277
Home equity loans	1,026,315	302,457	1,328,772	1,055,907	131,199	1,187,106
Consumer loans	467,637	163,622	631,259	313,220	197,397	510,617
Total Personal Banking	4,076,170	599,590	4,675,760	4,064,688	374,312	4,439,000

Commercial Banking:
Commercial real estate loans	2,140,678	372,991	2,513,669	2,094,710	429,564	2,524,274
Commercial loans	481,543	75,676	557,219	372,540	65,175	437,715
Total Commercial Banking	2,622,221	448,667	3,070,888	2,467,250	494,739	2,961,989
Total loans receivable, gross	6,698,391	1,048,257	7,746,648	6,531,938	869,051	7,400,989

Deferred loan costs	20,081	2,294	22,375	14,806	5,259	20,065
Allowance for loan losses	(55,293)	(5,646)	(60,939)	(60,970)	(1,702)	(62,672)
Undisbursed loan proceeds:
Residential mortgage loans	(11,638)	—	(11,638)	(10,778)	—	(10,778)
Commercial real estate loans	(168,595)	(2,985)	(171,580)	(159,553)	(13,287)	(172,840)
Commercial loans	(26,168)	(2,290)	(28,458)	(11,132)	(4,183)	(15,315)
Total loans receivable, net	$6,456,778	1,039,630	7,496,408	6,304,311	855,138	7,159,449

As of December 31, 2016, 2015 and 2014, we serviced loans for others approximating $918.9 million, $776.0 million and $734.9 million, respectively. These loans serviced for others are not our assets and are not included in our financial statements.

As of December 31, 2016 and 2015, approximately 62% and 65%, respectively, of our loan portfolio was secured by properties located in Pennsylvania. We do not believe we have significant concentrations of credit risk to any one group of borrowers given our underwriting and collateral requirements.

Loans receivable as of December 31, 2016 and 2015 include $2.755 billion and $2.417 billion, respectively, of adjustable rate loans and $4.992 billion and $4.984 billion, respectively, of fixed rate loans.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

Acquired loans are initially measured at fair value and subsequently accounted for under either Accounting Standards Codification (“ASC”) Topic 310-30 " Accounting for Purchased Loans with Deteriorated Credit Quality" or ASC Topic 310-20 "Nonrefundable Fees and Other Costs. The following table provides information related to the outstanding principal balance and related carrying value of acquired loans for the dates indicated:

	December 31,	December 31,
	2016	2015

Acquired loans evaluated individually for future credit losses:
Outstanding principal balance	$16,108	21,069
Carrying value	12,665	16,867

Acquired loans evaluated collectively for future credit losses:
Outstanding principal balance	1,040,378	848,194
Carrying value	1,032,611	839,973

Total acquired loans:
Outstanding principal balance	1,056,486	869,263
Carrying value	1,045,276	856,840

The following table provides information related to the changes in the accretable discount, which includes income recognized from contractual cash flows for the dates indicated:

Total
Balance at December 31, 2014	$—
LNB Bancorp, Inc. acquisition	1,672
Accretion	(377)
Net reclassification from nonaccretable yield	724
Balance at December 31, 2015	2,019
Accretion	(1,170)
Net reclassification from nonaccretable yield	1,338
Balance at December 31, 2016	$2,187

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to purchased credit impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2016:

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income/ accretion recognized
Personal Banking:
Residential mortgage loans	$1,319	2,062	204	1,650	202
Home equity loans	1,363	2,669	8	1,724	185
Consumer loans	136	303	3	201	51
Total Personal Banking	2,818	5,034	215	3,575	438

Commercial Banking:
Commercial real estate loans	9,596	10,809	52	10,942	721
Commercial loans	251	265	—	249	11
Total Commercial Banking	9,847	11,074	52	11,191	732
Total	$12,665	16,108	267	14,766	1,170

The following table provides information related to purchased credit impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2015:

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income/ accretion recognized
Personal Banking:
Residential mortgage loans	1,981	2,910	14	2,083	41
Home equity loans	2,084	3,455	6	2,222	51
Consumer loans	267	492	2	305	18
Total Personal Banking	4,332	6,857	22	4,610	110

Commercial Banking:
Commercial real estate loans	12,288	13,946	353	12,867	249
Commercial loans	247	266	—	335	18
Total Commercial Banking	12,535	14,212	353	13,202	267
Total	16,867	21,069	375	17,812	377

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to changes in the allowance for losses on loans receivable for the year ended December 31, 2016:

	Balance December 31, 2016	Provision	Charge-offs	Recoveries	Balance December 31, 2015
Originated loans:
Personal Banking:
Residential mortgage loans	$4,656	2,906	(3,228)	286	4,692
Home equity loans	3,486	293	(1,090)	342	3,941
Consumer loans	7,974	9,052	(10,225)	1,659	7,488
Total Personal Banking	16,116	12,251	(14,543)	2,287	16,121

Commercial Banking:
Commercial real estate loans	23,667	(9,819)	(2,403)	3,541	32,348
Commercial loans	15,510	4,834	(4,165)	2,340	12,501
Total Commercial Banking	39,177	(4,985)	(6,568)	5,881	44,849
Total originated loans	55,293	7,266	(21,111)	8,168	60,970

Acquired loans:
Personal Banking:
Residential mortgage loans	71	146	(252)	159	18
Home equity loans	1,047	2,065	(1,449)	330	101
Consumer loans	653	1,072	(680)	151	110
Total Personal Banking	1,771	3,283	(2,381)	640	229

Commercial Banking:
Commercial real estate loans	3,008	2,116	(1,337)	790	1,439
Commercial loans	867	877	(52)	8	34
Total Commercial Banking	3,875	2,993	(1,389)	798	1,473
Total acquired loans	5,646	6,276	(3,770)	1,438	1,702

Total	$60,939	13,542	(24,881)	9,606	62,672

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to changes in the allowance for losses on loans receivable for the year ended December 31, 2015:

	Balance December 31, 2015	Provision	Charge-offs	Recoveries	Balance December 31, 2014
Originated loans:
Personal Banking:
Residential mortgage loans	$4,692	(96)	(1,057)	264	5,581
Home equity loans	3,941	693	(1,716)	414	4,550
Consumer loans	7,488	7,985	(8,073)	1,458	6,118
Total Personal Banking	16,121	8,582	(10,846)	2,136	16,249

Commercial Banking:
Commercial real estate loans	32,348	540	(5,741)	4,160	33,389
Commercial loans	12,501	2,768	(7,814)	4,032	13,515
Total Commercial Banking	44,849	3,308	(13,555)	8,192	46,904

Unallocated	—	(4,365)	—	—	4,365
Total originated loans	60,970	7,525	(24,401)	10,328	67,518

Acquired loans:
Personal Banking:
Residential mortgage loans	18	47	(69)	40	—
Home equity loans	101	247	(708)	562	—
Consumer loans	110	188	(201)	123	—
Total Personal Banking	229	482	(978)	725	—

Commercial Banking:
Commercial real estate loans	1,439	1,545	(585)	479	—
Commercial loans	34	160	(369)	243	—
Total Commercial Banking	1,473	1,705	(954)	722	—
Total acquired loans	1,702	2,187	(1,932)	1,447	—

Total	$62,672	9,712	(26,333)	11,775	67,518

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to changes in the allowance for losses on loans receivable for the year ended December 31, 2014:

	Balance December 31, 2014	Provision	Charge-offs	Recoveries	Balance December 31, 2013
Personal Banking:
Residential mortgage loans	$5,581	(556)	(2,181)	443	7,875
Home equity loans	4,550	(1,106)	(1,783)	194	7,245
Consumer loans	6,118	5,864	(6,423)	1,190	5,487
Total Personal Banking	16,249	4,202	(10,387)	1,827	20,607

Commercial Banking:
Commercial real estate loans	33,389	4,417	(8,422)	2,195	35,199
Commercial loans	13,515	11,992	(11,936)	2,579	10,880
Total Commercial Banking	46,904	16,409	(20,358)	4,774	46,079

Unallocated	4,365	(297)	—	—	4,662

Total	$67,518	20,314	(30,745)	6,601	71,348

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

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable as of December 31, 2016:

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual (1)	Recorded investment in loans 90 days or more past maturity and still accruing	TDRs (1)	Allowance for TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,714,764	4,727	18,264	—	7,299	708	—
Home equity loans	1,328,772	4,533	7,865	—	1,813	450	4
Consumer loans	642,961	8,627	5,109	85	—	—	—
Total Personal Banking	4,686,497	17,887	31,238	85	9,112	1,158	4

Commercial Banking:
Commercial real estate loans	2,342,089	26,675	38,724	564	24,483	2,072	417
Commercial loans	528,761	16,377	9,574	—	9,331	1,360	17
Total Commercial Banking	2,870,850	43,052	48,298	564	33,814	3,432	434

Total	$7,557,347	60,939	79,536	649	42,926	4,590	438

(1)	Includes $16.3 million of nonaccrual TDRs.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
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

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2016:

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$13,169	5,095	—	5,929	24,193	24,483	1,079
Home equity loans	5,552	2,313	—	1,439	9,304	9,234	496
Consumer loans	3,823	1,286	—	—	5,109	3,703	166
Total Personal Banking	22,544	8,694	—	7,368	38,606	37,420	1,741

Commercial Banking:
Commercial real estate loans	19,264	19,460	3,622	11,582	53,928	64,350	2,864
Commercial loans	3,373	6,201	2,837	3,116	15,527	16,905	991
Total Commercial Banking	22,637	25,661	6,459	14,698	69,455	81,255	3,855

Total	$45,181	34,355	6,459	22,066	108,061	118,675	5,596

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
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

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2014:

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$17,696	3,498	—	5,845	27,039	28,227	817
Home equity loans	6,606	2,963	—	1,706	11,275	11,753	485
Consumer loans	2,450	370	—	—	2,820	2,383	66
Total Personal Banking	26,752	6,831	—	7,551	41,134	42,363	1,368

Commercial Banking:
Commercial real estate loans	11,099	27,548	26,400	12,128	74,337	90,187	3,589
Commercial loans	3,475	4,103	5,266	6,026	21,708	27,088	914
Total Commercial Banking	14,574	31,651	31,666	18,154	96,045	117,275	4,503

Total	$41,326	38,482	31,666	25,705	137,179	159,638	5,871

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable as of and for the year ended December 31, 2016:

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,706,484	8,280	8,280	709	—
Home equity loans	1,326,958	1,814	1,814	450	—
Consumer loans	642,835	126	126	29	—
Total Personal Banking	4,676,277	10,220	10,220	1,188	—

Commercial Banking:
Commercial real estate loans	2,309,186	32,903	27,594	3,545	5,309
Commercial loans	518,449	10,312	10,242	1,390	70
Total Commercial Banking	2,827,635	43,215	37,836	4,935	5,379

Total	$7,503,912	53,435	48,056	6,123	5,379

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

Our loan portfolios include certain loans that have been modified in a TDR, where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include: extending the note’s maturity date, permitting interest only payments, reducing the interest rate to a rate lower than current market rates for new debt with similar risk, reducing the principal payment, principal forbearance or other actions.  These concessions are applicable to all loan segments and classes. Certain TDRs are classified as nonperforming at the

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six consecutive months.

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

The following table provides a roll forward of troubled debt restructurings for the periods indicated:

	For the years ended December 31,
	2016		2015
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	227	$51,115	248	$61,788
New TDRs	34	6,365	26	8,537
Re-modified TDRs	7	3,414	3	6,386
Net paydowns		(9,037)		(13,270)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	—	—	4	(159)
Commercial real estate loans	1	(120)	4	(179)
Commercial loans	2	(142)	2	(387)
Paid-off loans:
Residential mortgage loans	4	(151)	2	(109)
Home equity loans		(534)	5	(194)
Commercial real estate loans	19	(6,170)	15	(9,208)
Commercial loans	10	(1,814)	14	(1,728)
Transferred to real estate owned
Commercial real estate loans	—	—	1	(362)
Ending TDR balance:	225	$42,926	227	$51,115

Accruing TDRs		$26,580		$29,997
Non-accrual TDRs		16,346		21,118

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the year ended December 31, 2016:

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	7	$1,199	1,177	114
Home equity loans	7	475	471	110
Consumer loans	—	—	—	—
Total Personal Banking	14	1,674	1,648	224

Commercial Banking:
Commercial real estate loans	7	3,729	3,643	485
Commercial loans	20	4,376	2,218	508
Total Commercial Banking	27	8,105	5,861	993

Total	41	$9,779	7,509	1,217

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings modified within the previous twelve months that have subsequently defaulted:
Personal Banking:
Residential mortgage loans	—	$—	—	—
Home equity loans	—	—	—	—
Consumer loans	—	—	—	—
Total Personal Banking	—	—	—	—

Commercial Banking:
Commercial real estate loans	1	429	425	31
Commercial loans	3	533	533	533
Total Commercial Banking	4	962	958	564

Total	4	$962	958	564

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the year ended December 31, 2015:

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	6	$364	357	21
Home equity loans	3	101	97	21
Consumer loans	—	—	—	—
Total Personal Banking	9	465	454	42

Commercial Banking:
Commercial real estate loans	11	12,258	12,243	1,047
Commercial loans	9	2,200	2,184	156
Total Commercial Banking	20	14,458	14,427	1,203

Total	29	$14,923	14,881	1,245
     At December 31, 2015, no TDRs that were modified in the previous twelve months had subsequently defaulted.

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the year ended December 31, 2014:

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	17	$2,802	2,690	210
Home equity loans	6	570	507	1
Consumer loans	—	—	—	—
Total Personal Banking	23	3,372	3,197	211

Commercial Banking:
Commercial real estate loans	11	2,010	1,793	202
Commercial loans	23	7,750	6,818	1,491
Total Commercial Banking	34	9,760	8,611	1,693

Total	57	$13,132	11,808	1,904

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings modified within the previous twelve months that have subsequently defaulted:
Personal Banking:
Residential mortgage loans	1	$78	77	—
Home equity loans	1	360	331	1
Consumer loans	—	—	—	—
Total Personal Banking	2	438	408	1

Commercial Banking:
Commercial real estate loans	1	12	5	1
Commercial loans	1	50	64	6
Total Commercial Banking	2	62	69	7

Total	4	$500	477	8

The following table provides information for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable during the year ended December 31, 2016:

	Number of	Type of modification
	contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	7	$358	—	771	48	1,177
Home equity loans	7	120	—	3	348	471
Consumer loans	—	—	—	—	—	—
Total Personal Banking	14	478	—	774	396	1,648

Commercial Banking:
Commercial real estate loans	7	—	425	1,980	1,238	3,643
Commercial loans	20	—	328	1,178	712	2,218
Total Commercial Banking	27	—	753	3,158	1,950	5,861

Total	41	$478	753	3,932	2,346	7,509

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable during the year ended December 31, 2015:

	Number of	Type of modification
	contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	6	$71	—	110	176	357
Home equity loans	3	96	—	1	—	97
Consumer loans	—	—	—	—	—	—
Total Personal Banking	9	167	—	111	176	454

Commercial Banking:
Commercial real estate loans	11	174	—	11,961	108	12,243
Commercial loans	9	—	—	1,264	920	2,184
Total Commercial Banking	20	174	—	13,225	1,028	14,427

Total	29	$341	—	13,336	1,204	14,881

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the year ended December 31, 2016:

	Number of re- modified	Type of re-modification
	TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	1	—	—	—	192	192
Consumer loans	—	—	—	—	—	—
Total Personal Banking	1	—	—	—	192	192

Commercial Banking:
Commercial real estate loans	2	—	—	1,329	173	1,502
Commercial loans	4	—	502	—	—	502
Total Commercial Banking	6	—	502	1,329	173	2,004

Total	7	$—	502	1,329	365	2,196

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the year ended December 31, 2015:

	Number of re- modified	Type of re-modification
	TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$—	—	—	45	45
Home equity loans	1	83	—	—	—	83
Consumer loans	—	—	—	—	—	—
Total Personal Banking	2	83	—	—	45	128

Commercial Banking:
Commercial real estate loans	1	—	—	6,256	—	6,256
Commercial loans	—	—	—	—	—	—
Total Commercial Banking	1	—	—	6,256	—	6,256

Total	3	$83	—	6,256	45	6,384

The following table provides information related to loan delinquencies as of December 31, 2016:

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans	90 days or greater delinquent and accruing (1)
Originated loans
Personal Banking:
Residential mortgage loans	$26,212	5,806	12,792	44,810	2,536,443	2,581,253	—
Home equity loans	5,785	1,305	4,783	11,873	1,014,442	1,026,315	—
Consumer loans	8,598	3,204	3,518	15,320	461,725	477,045	—
Total Personal Banking	40,595	10,315	21,093	72,003	4,012,610	4,084,613	—

Commercial Banking:
Commercial real estate loans	7,674	3,674	16,508	27,856	1,944,227	1,972,083	—
Commercial loans	1,067	1,957	3,107	6,131	449,244	455,375	—
Total Commercial Banking	8,741	5,631	19,615	33,987	2,393,471	2,427,458	—
Total originated loans	49,336	15,946	40,708	105,990	6,406,081	6,512,071	—

Acquired loans
Personal Banking:
Residential mortgage loans	1,174	421	829	2,424	131,087	133,511	452
Home equity loans	1,020	258	973	2,251	300,206	302,457	204
Consumer loans	1,270	405	320	1,995	163,921	165,916	15
Total Personal Banking	3,464	1,084	2,122	6,670	595,214	601,884	671

Commercial Banking:
Commercial real estate loans	2,703	821	4,762	8,286	361,720	370,006	2,006
Commercial loans	111	124	413	648	72,738	73,386	147
Total Commercial Banking	2,814	945	5,175	8,934	434,458	443,392	2,153
Total acquired loans	6,278	2,029	7,297	15,604	1,029,672	1,045,276	2,824

Total loans	$55,614	17,975	48,005	121,594	7,435,753	7,557,347	2,824

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
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

The following table provides information related to loan delinquencies as of December 31, 2015:

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans	90 days or greater delinquent and accruing (1)
Personal Banking:
Residential mortgage loans	$25,503	7,541	15,564	48,608	2,646,568	2,695,176	—
Home equity loans	4,870	1,836	5,251	11,957	1,043,950	1,055,907	—
Consumer loans	6,092	2,340	2,857	11,289	306,344	317,633	—
Total Personal Banking	36,465	11,717	23,672	71,854	3,996,862	4,068,716	—

Commercial Banking:
Commercial real estate loans	22,212	6,875	14,942	44,029	1,891,128	1,935,157	—
Commercial loans	1,703	598	2,449	4,750	356,658	361,408	—
Total Commercial Banking	23,915	7,473	17,391	48,779	2,247,786	2,296,565	—
Total originated loans	60,380	19,190	41,063	120,633	6,244,648	6,365,281	—

Acquired loans
Personal Banking:
Residential mortgage loans	440	249	786	1,475	44,241	45,716	540
Home equity loans	936	642	861	2,439	128,760	131,199	462
Consumer loans	1,009	181	69	1,259	201,397	202,656	26
Total Personal Banking	2,385	1,072	1,716	5,173	374,398	379,571	1,028

Commercial Banking:
Commercial real estate loans	2,665	1,353	4,089	8,107	408,170	416,277	2,582
Commercial loans	1,165	—	150	1,315	59,677	60,992	140
Total Commercial Banking	3,830	1,353	4,239	9,422	467,847	477,269	2,722
Total acquired loans	6,215	2,425	5,955	14,595	842,245	856,840	3,750

Total loans	$66,595	21,615	47,018	135,228	7,086,893	7,222,121	3,750

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
December 31, 2016, 2015 and 2014
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

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth information about credit quality indicators as of December 31, 2016:

	Pass	Special mention	Substandard	Doubtful	Loss	Total
Originated loans
Personal Banking:
Residential mortgage loans	$2,564,988	—	16,265	—	—	2,581,253
Home equity loans	1,018,898	—	7,417	—	—	1,026,315
Consumer loans	473,950	—	3,095	—	—	477,045
Total Personal Banking	4,057,836	—	26,777	—	—	4,084,613

Commercial Banking:
Commercial real estate loans	1,821,548	36,321	114,214	—	—	1,972,083
Commercial loans	401,866	15,203	38,306	—	—	455,375
Total Commercial Banking	2,223,414	51,524	152,520	—	—	2,427,458
Total originated loans	6,281,250	51,524	179,297	—	—	6,512,071

Acquired loans
Personal Banking:
Residential mortgage loans	131,717	—	1,794	—	—	133,511
Home equity loans	300,100	—	2,357	—	—	302,457
Consumer loans	165,094	—	822	—	—	165,916
Total Personal Banking	596,911	—	4,973	—	—	601,884

Commercial Banking:
Commercial real estate loans	331,780	7,403	30,823	—	—	370,006
Commercial loans	68,127	1,989	3,270	—	—	73,386
Total Commercial Banking	399,907	9,392	34,093	—	—	443,392
Total acquired loans	996,818	9,392	39,066	—	—	1,045,276

Total loans	$7,278,068	60,916	218,363	—	—	7,557,347

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth information about credit quality indicators as of December 31, 2015:

	Pass	Special mention	Substandard	Doubtful	Loss	Total

Personal Banking:
Residential mortgage loans	$2,680,562	—	13,274	—	1,340	2,695,176
Home equity loans	1,048,397	—	7,510	—	—	1,055,907
Consumer loans	315,159	—	2,474	—	—	317,633
Total Personal Banking	4,044,118	—	23,258	—	1,340	4,068,716

Commercial Banking:
Commercial real estate loans	1,778,140	46,518	110,384	115	—	1,935,157
Commercial loans	299,455	23,023	37,820	1,110	—	361,408
Total Commercial Banking	2,077,595	69,541	148,204	1,225	—	2,296,565
Total originated loans	6,121,713	69,541	171,462	1,225	1,340	6,365,281

Acquired loans
Personal Banking:
Residential mortgage loans	44,930	—	786	—	—	45,716
Home equity loans	130,338	—	861	—	—	131,199
Consumer loans	202,587	—	69	—	—	202,656
Total Personal Banking	377,855	—	1,716	—	—	379,571

Commercial Banking:
Commercial real estate loans	392,811	6,872	16,594	—	—	416,277
Commercial loans	59,948	707	337	—	—	60,992
Total Commercial Banking	452,759	7,579	16,931	—	—	477,269
Total acquired loans	830,614	7,579	18,647	—	—	856,840

Total loans	$6,952,327	77,120	190,109	1,225	1,340	7,222,121

Our exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. We use the same credit policies in making commitments for off-balance-sheet financial instruments as we do for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of December 31, 2016 and 2015 are presented in the following table:

	December 31,
	2016	2015
Loan commitments	$109,032	186,731
Undisbursed lines of credit	843,457	562,284
Standby letters of credit	25,039	32,719
Total	$977,528	781,734

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

payment of a fee. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral we obtain upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies but generally may include cash, marketable securities, real estate and other property.

Outstanding loan commitments at December 31, 2016, for fixed rate loans, were $51.0 million. The interest rates on these commitments approximate market rates at December 31, 2016. Outstanding loan commitments at December 31, 2016 for adjustable rate loans were $58.0 million.  The fair values of these commitments are affected by fluctuations in market rates of interest.

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. As of December 31, 2016, the maximum potential amount of future payments we could be required to make under these standby letters of credit is $25.0 million, of which $16.3 million is fully collateralized. A liability (which represents deferred income) of $178,000 and $1.3 million has been recognized for the obligations as of December 31, 2016 and 2015, respectively, and there are no recourse provisions that would enable us to recover any amounts from third parties.

(6)                                 Accrued Interest Receivable

Accrued interest receivable as of December 31, 2016 and 2015 is presented in the following table:

	December 31,
	2016	2015
Investment securities	$1,613	1,852
Mortgage-backed securities	910	960
Loans receivable	19,176	18,260
	$21,699	21,072

(7)    Federal Home Loan Bank Stock

Northwest Bank is a member of the Federal Home Loan Bank system.  As a member, we are required to maintain an investment in the capital stock of the FHLB of Pittsburgh in accordance with their 2015 Capital Plan, at cost, in two subclasses based on the following ranges:  Membership stock purchase (Subclass B-1) ranging from 0.05% to 1.0% of the member asset value as defined by the FHLB, currently at 0.10%; and Activity-based stock purchase (Subclass B-2) ranging from 2.0% to 6.0% of outstanding advances, currently at 4.0%; 0.0% to 6.0% of acquired member assets, currently at 4.0%; 0.0% to 4.0% of certain letters of credit, currently at 0.75%; and 0.0% to 6.0% of outstanding advance commitments settling more than 30 days after trade, currently at 0.0%. We received dividends on capital stock during the years ended December 31, 2016 and 2015 of $1.4 million and $2.8 million, respectively.  Future dividends may be established at different rates for the two subclasses of capital stock.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

(8)                                 Premises and Equipment

Premises and equipment at December 31, 2016 and 2015 are summarized by major classification in the following table:

	December 31,
	2016	2015
Land and land improvements	$21,229	23,257
Office buildings and improvements	156,162	153,003
Furniture, fixtures and equipment	120,391	115,576
Leasehold improvements	19,859	19,239
Total, at cost	317,641	311,075
Less accumulated depreciation and amortization	(156,456)	(156,724)
Premises and equipment, net	$161,185	154,351

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $13.7 million, $13.3 million and $12.0 million, respectively.

Premises used by certain of our offices are occupied under formal operating lease arrangements. The leases expire on various dates through 2027. Minimum annual rentals by fiscal year are summarized in the following table:

2017	$4,846
2018	3,697
2019	2,579
2020	2,015
2021	1,596
Thereafter	5,595
Total	$20,328

Rental expense for the years ended December 31, 2016, 2015 and 2014 was $5.3 million, $4.6 million and $4.4 million, respectively.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

(9)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization for the years ended December 31, 2016 and 2015:

	December 31,
	2016	2015
Amortizable intangible assets:
Core deposit intangibles — gross	$37,953	30,578
Acquisitions	25,732	7,375
Less: accumulated amortization	(34,378)	(31,192)
Core deposit intangibles — net	$29,307	6,761

Customer and Contract intangible assets — gross	8,496	8,234
Acquisitions	1,978	262
Less: accumulated amortization	(7,348)	(6,275)
Customer and Contract intangible assets — net	$3,126	2,221

The following information shows the actual aggregate amortization expense for the years ended December 31, 2016, 2015 and 2014 as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for each of the five succeeding fiscal years:

For the year ended December 31, 2014	$1,323
For the year ended December 31, 2015	1,688
For the year ended December 31, 2016	4,259
For the year ending December 31, 2017	6,764
For the year ending December 31, 2018	5,848
For the year ending December 31, 2019	4,933
For the year ending December 31, 2020	4,017
For the year ending December 31, 2021	3,188

The following table provides information for the changes in the carrying amount of goodwill:

	Community Banks	Consumer Finance	Total
Balance at December 31, 2014	$173,710	1,613	175,323
Goodwill acquired - LNB	86,238	—	86,238
Goodwill acquired - Petruso Insurance Agency	175	—	175
Balance at December 31, 2015	260,123	1,613	261,736
Goodwill acquired - FNFG	45,167	—	45,167
Goodwill acquired - Best Insurance Agency	404	—	404
Goodwill acquired - Winan Insurance Agency	113	—	113
Balance at December 31, 2016	$305,807	1,613	307,420

We have determined that goodwill is not impaired as of December 31, 2016 and 2015. There were no changes in our operations that would cause us to update the goodwill impairment test performed as of June 30, 2016.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

(10)    Deposits

Deposit balances at December 31, 2016 and 2015 are shown in the table below:

	December 31,
	2016	2015
Savings deposits	$1,622,879	1,386,017
Interest-bearing demand deposits	1,428,317	1,080,086
Noninterest-bearing demand deposits	1,448,972	1,177,256
Money market demand accounts	1,841,567	1,274,504
Time deposits	1,540,586	1,694,718
Total deposits	$7,882,321	6,612,581

The aggregate amount of time deposits with a minimum denomination of $100,000 at December 31, 2016 and 2015 was $451.6 million and $518.7 million, respectively.  Generally, deposits in excess of $250,000 are not federally insured.  At December 31, 2016 we had $1.580 billion of deposits in accounts exceeding $250,000.

The following table summarizes the contractual maturity of time deposits at December 31, 2016 and 2015:

	December 31,
	2016	2015
Due within 12 months	$836,525	929,351
Due between 12 and 24 months	311,976	448,497
Due between 24 and 36 months	153,708	205,635
Due between 36 and 48 months	90,777	21,414
Due between 48 and 60 months	134,687	78,796
After 60 months	12,913	11,025
Total time deposits	$1,540,586	1,694,718

The following table summarizes the interest expense incurred on the respective deposits for the years ended December 31, 2016, 2015 and 2014:

	Years ended December 31,
	2016	2015	2014
Savings deposits	$3,218	3,387	3,286
Interest-bearing demand deposits	462	568	587
Money market demand accounts	3,621	3,222	3,174
Time deposits	16,164	16,878	18,275
Total interest expense	$23,465	24,055	25,322

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

(11)    Borrowed Funds

Borrowed funds at December 31, 2016 and 2015 are presented in the following table:

	December 31,
	2016		2015
	Amount	Average rate	Amount	Average rate
Term notes payable to the FHLB of Pittsburgh:
Due within one year	$—	—%	145,343	3.24%
Due between one and two years	—	—%	125,000	3.68%
Due between two and three years	—	—%	140,000	3.73%
Due between three and four years	—	—%	125,000	4.32%
Due between four and five years	—	—%	95,000	3.65%
Due between five and ten years	—	—%	120,000	3.68%
	—		750,343
Revolving line of credit, FHLB of Pittsburgh	—	—%	106,000	0.43%
Collateralized borrowings, due within one year	142,899	0.17%	118,664	0.22%
Total borrowed funds	$142,899		975,007

Borrowings from the FHLB of Pittsburgh, if any, are secured by our residential first mortgage and other qualifying loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $150.0 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty.

The collateralized borrowings are collateralized by various securities held in safekeeping by the FHLB of Pittsburgh. The market value of these securities exceeds the value of the collateralized borrowings. The average amount of collateralized borrowings outstanding in the years ended December 31, 2016, 2015 and 2014 was $141.6 million, $144.7 million and $155.7 million, respectively. The maximum amount of collateralized borrowings outstanding during the years ended December 31, 2016, 2015 and 2014 was $158.4 million, $166.4 million and $174.2 million, respectively.

(12)                          Income Taxes

Total income tax was allocated for the years ended December 31, 2016, 2015 and 2014 as follows:

	Years ended December 31,
	2016	2015	2014
Income before income taxes	$21,648	27,960	21,795
Shareholders’ equity for unrealized (loss)/ gain on securities available-for-sale	(1,871)	(85)	4,286
Shareholders’ equity for tax benefit for excess of fair value above cost of stock benefit plans	(1,425)	(332)	(945)
Shareholders’ equity for pension adjustment	(2,455)	(848)	(12,985)
Shareholders’ equity for swap fair value adjustment	539	699	618
Unallocated income tax	$16,436	27,394	12,769

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

Income tax expense applicable to income before taxes consists of:

	Years ended December 31,
	2016	2015	2014
Current	$18,914	21,670	13,200
Deferred	2,734	6,290	8,595
Total income tax expense	$21,648	27,960	21,795

A reconciliation of the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income for the years ended December 31, 2016, 2015 and 2014, is as follows:

	Years ended December 31,
	2016	2015	2014
Expected tax rate	35.0%	35.0%	35.0%
Tax-exempt interest income	(3.3)%	(3.0)%	(4.1)%
State income tax, net of federal benefit	1.2%	2.9%	1.7%
Bank-owned life insurance	(2.6)%	(1.7)%	(1.8)%
Dividends on stock plans	(2.0)%	(0.8)%	(4.0)%
Low income housing and historic tax credits	(1.0)%	(1.4)%	(0.9)%
Non-deductible acquisition expense	—%	0.5%	—%
ESOP termination	3.4%	—%	—%
Other	(0.3)%	0.1%	0.1%
Effective tax rate	30.4%	31.6%	26.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below:

	December 31,
	2016	2015
Deferred tax assets:
Deferred fee income	$187	189
Deferred compensation expense	2,893	3,717
Bad debts	18,823	19,478
Other reserves	1,823	—
Accrued postretirement benefit cost	641	644
Stock benefit plans	1,085	1,626
Writedown of investment securities	2,875	2,994
Accrued expenses	348	228
Pension and postretirement benefits	18,491	16,035
Unrealized loss on the fair value of derivatives	958	1,496
Purchase accounting	1,215	2,236
Other	153	325
Total deferred tax assets	49,492	48,968
Deferred tax liabilities:
Pension expense	8,689	7,557
Unrealized gain on the fair value of securities available-for-sale	252	2,122
Intangible assets	21,927	23,003
Mortgage servicing rights	1,559	120
Fixed assets	8,107	8,731
Other	635	460
Total deferred tax liabilities	41,169	41,993
Net deferred tax asset	$8,323	6,975

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

As a result of the FNFG acquisition, deferred tax assets were increased by $294,000 related to acquisition accounting tax adjustments.

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

We utilize a comprehensive model to recognize, measure, present and disclose in our financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  At December 31, 2016, there were no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate.  We recognize interest accrued and penalties (if any) related to unrecognized tax benefits in income tax expense.  During the year ended December 31, 2016, we did not accrue any interest.  At December 31, 2016, we had no amount accrued for interest or the payment of penalties.

We are subject to routine audits of our tax returns by the Internal Revenue Service as well as all states in which we conduct business.  We are subject to audit by the Internal Revenue Service for the tax periods ended December 31, 2016, 2015, 2014 and 2013 and subject to audit by any state in which we conduct business for the tax periods ended December 31, 2016, 2015, 2014 and 2013. The New York State audit of the Company's 2011-2014 tax years was finalized in 2016, resulting in an additional tax liability of $444,000. The IRS audit of the 2013 tax year of LNB was concluded in 2016 and resulted in no additional tax liability.

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

In tax years prior to fiscal 1997, Northwest was permitted, under the Internal Revenue Code ("IRC"), to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at December 31, 2016 and 2015 include approximately $39.1 million representing such bad debt deductions for which no deferred income taxes have been provided.

(14)    Earnings Per Share

Basic earnings per common share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  All stock options outstanding during the year ended December 31, 2016 were included in the computation of diluted earnings per share because the stock options exercise price was less than the average market price of the common shares of $14.79. For the year ended December 31, 2015 there were 524,250 options outstanding with a weighted average exercise price of $13.15 per share that were excluded in the computation of diluted earnings per share because the stock options’ exercise price was greater than the average market price of the common shares of $12.64. All stock options outstanding during the year ended December 31, 2014 were included in the computation of diluted earnings per share because the stock options exercise price was less than the average market price of the common shares of $13.34.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

The computation of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 follows:

	Years ended December 31,
	2016	2015	2014
Net income available to common shareholders	$49,667	60,540	61,962

Weighted average common shares outstanding	99,439,174	94,314,420	91,535,298
Dilutive potential shares due to effect of stock options	1,225,514	515,369	739,699
Total weighted average common shares and dilutive potential shares	100,664,688	94,829,789	92,274,997
Basic earnings per share (1)	$0.50	0.64	0.68
Diluted earnings per share (1)	$0.49	0.64	0.67
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

Total expense for all retirement plans, including defined benefit pension plans, was approximately $5.8 million, $4.6 million and $1.0 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

Components of net periodic pension cost and other amounts recognized in other comprehensive income:
The following table sets forth the net periodic pension cost for the defined benefit pension plans for the years ended December 31, 2016, 2015 and 2014:

	Years ended December 31,
	2016	2015	2014
Service cost	$5,496	5,721	4,138
Interest cost	6,781	6,125	5,827
Expected return on plan assets	(9,897)	(10,371)	(9,663)
Net amortization and deferral	1,388	1,375	(897)
Net periodic pension (benefit)/ cost	$3,768	2,850	(595)
The following table sets forth other changes in the defined benefit pension plans’ plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2016	2015	2014
Net loss/ (gain)	$1,550	(420)	30,779
Prior service cost/ (credit)	—	—	—
Amortization of prior service cost	2,323	2,323	2,322
Total recognized in other comprehensive income	$3,873	1,903	33,101
Total recognized in net periodic pension cost and other comprehensive income/ (loss)	$7,641	4,753	32,506

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

The estimated net loss and prior service credit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic cost over the next year is $3.6 million and $(2.3) million, respectively.

The following table sets forth information for the defined benefit pension plans’ funded status at December 31, 2016 and 2015:

	December 31,
	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$162,133	159,587
Service cost	5,496	5,721
Interest cost	6,781	6,125
Acquisition	—	5,662
Actuarial (gain)/ loss	4,267	(9,357)
Benefits paid	(6,469)	(5,605)
Benefit obligation at end of year	$172,208	162,133

Change in plan assets:
Fair value of plan assets at beginning of year	143,655	140,183
Actual return on plan assets	8,903	(2,264)
Employer contributions	6,536	6,460
Acquisition	—	4,881
Benefits paid	(6,469)	(5,605)
Fair value of plan assets at end of period	$152,625	143,655
Funded status at end of year	$(19,583)	(18,478)

The following table sets forth the assumptions used to develop the net periodic pension cost:

	Years ended December 31,
	2016	2015	2014
Discount rate	4.25%	3.89%	4.86%
Expected long-term rate of return on assets	7.00%	7.50%	7.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

The following table sets forth the assumptions used to determine benefit obligations at the end of each period:

	Years ended December 31,
	2016	2015	2014
Discount rate	4.06%	4.25%	3.89%
Expected long-term rate of return on assets	7.00%	7.00%	7.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

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
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

The accumulated benefit obligation for the funded defined benefit pension plan was $165.9 million, $155.9 million and $153.9 million at December 31, 2016, 2015 and 2014, respectively. The accumulated benefit obligation for all unfunded defined benefit plans was $6.3 million, $6.3 million and $5.6 million at December 31, 2016, 2015 and 2014, respectively.

The following table sets forth certain information related to our pension plans:

	December 31,
	2016	2015
Projected benefit obligation	$172,208	162,133
Accumulated benefit obligation	172,208	162,133
Fair value of plan assets	152,625	143,655

We anticipate making a contribution to our defined benefit pension plan of $4.0 million to $8.0 million during the year ending December 31, 2017.

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

The following table sets forth the weighted average asset allocation of defined benefit plans:

	Target	December 31,
	Allocation	2016	2015
Debt securities	20 – 50%	23%	20%
Equity securities	30 – 60%	72%	69%
Other	5 – 50%	5%	11%
Total		100%	100%

All of the assets held by the defined benefit pension plan are measured and recorded at estimated fair value on our balance sheet on a recurring basis as Level 1 assets, as defined by the fair value hierarchy defined in note 16.

The following table sets forth the pension plan assets as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Mutual funds — debt	$35,224	28,316
Mutual funds — equity	110,078	98,517
Cash and cash equivalents	7,322	16,822

The benefits expected to be paid in each year from 2017 to 2021 are $5.4 million, $5.7 million, $6.4 million, $6.6 million and $6.9 million, respectively. The aggregate benefits expected to be paid in the five years from 2021 to 2025 are $34.9 million. The expected benefits to be paid are based on the same assumptions used to measure our benefit obligations at December 31, 2016 and include estimated future employee service.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
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

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

The following table sets forth the net periodic benefit cost for the postretirement healthcare benefits plan for the years ended December 31, 2016, 2015 and 2014:

	Years ended December 31,
	2016	2015	2014
Service cost	$—	—	—
Interest cost	70	58	65
Amortization of net loss	90	60	48
Net period benefit cost	$160	118	113

The following table sets forth other changes in the postretirement healthcare plan’s plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2016	2015	2014
Net loss/ (gain)	$109	273	195
Total recognized in other comprehensive income	$109	273	195
Total recognized in net periodic benefit cost and other comprehensive income	$270	391	308

The estimated net loss for the postretirement healthcare benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is $108,000.

The following table sets forth the funded status of the postretirement healthcare benefit plan at December 31, 2016 and 2015:

	December 31,
	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$1,737	1,565
Service cost	—	—
Interest cost	70	58
Actuarial loss	200	333
Benefits paid	(228)	(219)
Benefit obligation at end of year	$1,779	1,737

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	228	219
Benefits paid	(228)	(219)
Fair value of plan assets at end of year	$—	—
Funded status at year end	$(1,779)	(1,737)

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

The assumptions used to develop the preceding information for postretirement healthcare benefits are as follows:

	Years ended December 31,
	2016	2015	2014
Discount rate	4.25%	3.89%	4.86%
Monthly cost of healthcare insurance per beneficiary (1)	$539	470	384
Annual rate of increase in healthcare costs	4.00%	4.00%	4.00%
(1)   Not in thousands

If the assumed rate of increase in healthcare costs was increased by one percentage point to 5% from the level presented above, the interest cost component of net periodic postretirement healthcare benefit cost would increase by $11,000 and the accumulated postretirement benefit obligation for healthcare benefits would increase by $68,000.

The following table sets forth information for plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2016	2015
Projected benefit obligation	$1,779	1,737
Accumulated benefit obligation	1,779	1,737
Fair value of plan assets	—	—

(c)                                  Employee Stock Ownership Plan

On September 30, 2016, the Northwest Savings Bank Employee Stock Ownership Plan ("ESOP") was terminated. As a result, 1,366,574 unallocated ESOP shares were retired to satisfy the ESOP loan due to the Company. The remaining 401,356 unallocated ESOP shares were allocated to plan participants, the ESOP was then merged into the Northwest Savings Bank 401(k) Plan.

ESOP compensation expense was $6.3 million, $335,000 and $3.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

(d)                                 Common Stock Awards

On April 20, 2011, we established the Northwest Bancshares, Inc. 2011 Equity Incentive Plan with 2,806,233 common shares authorized.  On May 21, 2014, we awarded employees 251,030 common shares and outside directors 21,600 common shares with a grant date fair value of $13.22 per share (total market value of $3.6 million at issuance). On May 20, 2015, we awarded employees 282,050 common shares and outside directors 24,300 common shares with a grant date fair value of $12.31 per share (total market value of $3.8 million at issuance). On May 18, 2016, we awarded employees 310,160 common shares and outside directors 24,300 common shares with a grant date fair value of $14.51 per share (total market value of $4.9 million at issuance). Total common shares forfeited from the 2011 plan were 309,554, of which, 49,776 shares were forfeited during the year ended December 31, 2016. Forfeited shares may be awarded to other eligible recipients in future grants until the plan termination date in 2021.  Common shares vest over a 10-year period with the first vesting occurring on the grant date.  As of December 31, 2016, 30% of the 2014 issuances have vested, 20% of the 2015 issuances have vested and 10% of the 2016 issuances have vested.  Once shares have vested, they are no longer restricted. Compensation expense, in the amount of the fair market value of the common stock at the date of the grant, will be recognized pro rata over the periods in which the shares vest. While restricted, the recipients

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

are entitled to all shareholder rights, except that the shares may not be sold, pledged, or otherwise disposed of and are required to be held in a trust.

(e)                                  Stock Option Plans

On April 20, 2011, we established the Northwest Bancshares, Inc. 2011 Equity Incentive Plan, which authorizes the granting of 7,015,583 stock options.  On May 21, 2014, we granted employees 534,950 stock options and outside directors 57,600 stock options with an exercise price of $13.15 per share.  On May 19, 2015, we granted employees 660,570 stock options and outside directors 64,800 stock options with an exercise price of $12.37 per share.  On May 17, 2016, we granted employees 660,600 stock options and outside directors 64,800 stock options with an exercise price of $14.15 per share.  Awarded stock options vest over a ten-year period with the first vesting occurring on the grant date with a ten year exercise period from the grant date.

The following table summarizes the activity in our option plans during the years ended December 31, 2016, 2015 and 2014 (amounts in this table are not in thousands):

	Years ended December 31,
	2016		2015		2014
	Number	Weighted average exercise price	Number	Weighted average exercise price	Number	Weighted average exercise price
Balance at beginning of year	6,306,496	$11.81	6,402,407	$11.65	6,816,294	$11.46
Granted (1)	725,400	14.15	665,370	12.37	592,550	13.15
Exercised (2)	(1,081,072)	11.01	(474,253)	10.27	(745,419)	10.86
Forfeited/ expired	(146,719)	12.71	(287,028)	12.26	(261,018)	11.71
Balance at end of year	5,804,105	$12.25	6,306,496	$11.81	6,402,407	$11.65
Exercisable at end of year	3,035,718	$11.71	3,431,113	$11.42	3,333,942	$11.20

(1)	Weighted average fair value of options at grant date: $1.52, $1.14 and $1.45, respectively.

(2)	The total intrinsic value of options exercised was $5.1 million, $1.2 million and $2.3 million, respectively.

The aggregate intrinsic value of all options expected to vest and fully vested options at December 31, 2016 is $14.4 million and $19.2 million, respectively.  The following table summarizes the number of options outstanding, number of options exercisable, and weighted average remaining life of all option grants as of December 31, 2016:

	Exercise price $7.48	Exercise price $9.79	Exercise price $11.12	Exercise price $11.49	Exercise price $11.51	Exercise price $11.70	Exercise price $12.12
Options outstanding:
Number of options	195,902	207,156	125,448	320,045	47,557	432,941	398,478
Weighted average remaining contract life (years)	2.25	2.00	1.25	3.25	0.25	5.50	4.25
Options exercisable:
Number of options	195,902	207,156	125,448	298,473	47,557	226,915	309,987
Weighted average remaining term - vested (years)	2.25	2.00	1.25	3.25	0.25	5.50	4.25

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

	Exercise price $12.17	Exercise price $12.32	Exercise price $12.37	Exercise price $12.44	Exercise price $13.15	Exercise price $14.15	Total $12.25
Options outstanding:
Number of options	21,500	1,815,615	577,405	474,467	487,865	699,726	5,804,105
Weighted average remaining contract life (years)	4.50	4.50	8.50	6.50	7.50	9.50	5.59
Options exercisable:
Number of options	12,931	1,151,004	81,759	199,534	132,186	46,866	3,035,718
Weighted average remaining term - vested (years)	4.50	4.50	8.50	6.50	7.50	9.50	4.05

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
December 31, 2016, 2015 and 2014
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

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At December 31, 2016 and 2015, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at December 31, 2016 and 2015:

	December 31, 2016
	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$389,867	389,867	389,867	—	—
Securities available-for-sale	826,200	826,200	4,440	812,394	9,366
Securities held-to-maturity	19,978	20,426	—	20,426	—
Loans receivable, net	7,496,408	7,878,815	9,625	—	7,869,190
Accrued interest receivable	21,699	21,699	21,699	—	—
FHLB Stock	7,390	7,390	—	—	—
Total financial assets	$8,761,542	9,144,397	425,631	832,820	7,878,556

Financial liabilities:
Savings and checking accounts	$6,341,735	6,341,735	6,341,735	—	—
Time deposits	1,540,586	1,626,434	—	—	1,626,434
Borrowed funds	142,899	142,899	142,899	—	—
Junior subordinated debentures	111,213	113,313	—	—	113,313
Cash flow hedges - swaps	2,736	2,736	—	2,736	—
Accrued interest payable	643	643	643	—	—
Total financial liabilities	$8,139,812	8,227,760	6,485,277	2,736	1,739,747

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The preceding methods and assumptions were used in estimating the fair value of financial instruments at December 31, 2016 and 2015.  There were no transfers of financial instruments between Level 1 and Level 2 during the years ended December 31, 2016 and 2015.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table represents assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total at fair value
Equity securities	$4,440	—	—	4,440

Debt securities:
U.S. government and agencies	—	6	—	6
Government sponsored enterprises	—	294,170	—	294,170
States and political subdivisions	—	63,070	—	63,070
Corporate	—	7,614	9,366	16,980
Total debt securities	—	364,860	9,366	374,226

Residential mortgage-backed securities:
GNMA	—	30,883	—	30,883
FNMA	—	106,578	—	106,578
FHLMC	—	82,115	—	82,115
Non-agency	—	579	—	579
Collateralized mortgage obligations:
GNMA	—	6,287	—	6,287
FNMA	—	95,186	—	95,186
FHLMC	—	119,197	—	119,197
SBA	—	6,608	—	6,608
Non-agency	—	101	—	101
Total mortgage-backed securities	—	447,534	—	447,534

Interest rate swaps	—	(2,736)	—	(2,736)

Total assets and liabilities	$4,440	809,658	9,366	823,464

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
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

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2016 and 2015:

	December 31,
	2016	2015
	Debt securities

Beginning balance January 1,	$8,955	10,597

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	—
Included in other comprehensive income	411	(502)

Purchases	—	—
Sales/ calls	—	(1,140)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—

Ending balance December 31,	$9,366	8,955

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment, real estate owned, and mortgage servicing rights.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2016:

	Level 1	Level 2	Level 3	Total assets at fair value
Loans evaluated for impairment	$—	—	41,933	41,933
Mortgage servicing rights	—	—	246	246
Real estate owned	—	—	4,889	4,889

Total assets	$—	—	47,068	47,068

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2015:

	Level 1	Level 2	Level 3	Total assets at fair value
Loans evaluated for impairment	$—	—	48,181	48,181
Real estate owned	—	—	8,725	8,725

Total assets	$—	—	56,906	56,906

Loans measured for impairment - A loan is considered to be impaired as described in note 1 (f).  We classify impaired loans as nonrecurring Level 3.

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

Real estate owned - Real estate owned is comprised of property acquired through foreclosure or voluntarily conveyed by borrowers.  These assets are recorded on the date acquired at the lower of the related loan balance or fair value, less estimated disposition costs, with the fair value being determined by appraisal.  Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or fair value, less estimated disposition costs.  We classify real estate owned as nonrecurring Level 3.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at December 31, 2016:

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Debt securities	$9,366	Discounted cash	Discount margin	0.4% to 2.1% (0.7)%
		flow	Default rates	1.00%
			Prepayment speeds	1.00% annually

Loans measured for impairment	41,933	Appraisal	Estimated costs to sell	10%
		value (1)
		Discounted cash	Discount rate	3.8% to 20.0% (11.0%)
		flow

Mortgage servicing rights	246	Discounted cash	Annual service cost	80
		flow	Prepayment rate	6.0% to 7.4% (7.1%)
			Expected life (months)	66.2 to 70.9 (68.9)
			Option adjusted spread	800 basis points
			Forward yield curve	0.6% to 2.2% (1.3%)

Real estate owned	4,889	Appraisal	Estimated costs to sell	10%
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

(17)         Regulatory Capital Requirements

We and our banking subsidiary are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices must be met. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

Quantitative measures established by regulation to ensure capital adequacy require us and our banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2016 and 2015, we and our banking subsidiary exceeded all capital adequacy requirements to which we were subject.

As of December 15, 2016, the most recent notification from the FDIC categorized Northwest Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the bank must maintain total risk-based, Tier 1 risk-based, CET 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s categories.

The actual, required, and well capitalized levels as of December 31, 2016 and 2015 were as follows:

	At December 31, 2016
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,051,582	14.873%	609,835	8.625%	751,246	10.625%
Northwest Bank	961,279	13.609%	609,248	8.625%	750,523	10.625%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	990,153	14.004%	468,424	6.625%	609,835	8.625%
Northwest Bank	900,328	12.746%	467,973	6.625%	609,248	8.625%

CET 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	882,278	12.478%	362,366	5.125%	503,777	7.125%
Northwest Bank	900,328	12.746%	362,017	5.125%	503,292	7.125%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	990,153	10.530%	376,116	4.000%	470,145	5.000%
Northwest Bank	900,328	9.585%	375,735	4.000%	469,669	5.000%
 (1) Amounts and ratios include the 2016 capital conservation buffer of 0.625% with the exception of Tier 1 capital to average assets.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

	At December 31, 2015
			Minimum capital		Well capitalized
	Actual		requirements		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,102,468	16.63%	530,257	8.00%	662,821	10.00%
Northwest Bank	1,006,230	15.20%	529,498	8.00%	661,872	10.00%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,039,574	15.68%	397,693	6.00%	530,257	8.00%
Northwest Bank	943,554	14.26%	397,123	6.00%	529,498	8.00%

CET 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	931,699	14.06%	298,269	4.50%	430,834	6.50%
Northwest Bank	943,554	14.26%	297,843	4.50%	430,217	6.50%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,039,574	11.96%	347,582	4.00%	434,477	5.00%
Northwest Bank	943,554	10.87%	347,063	4.00%	433,829	5.00%

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

(19)         Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of December 31, 2016 we have not accrued for legal proceedings based on our analysis of currently available information. These accruals, if any, are subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

(20)       Components of Accumulated Other Comprehensive Income

The following table sets forth the components of accumulated other comprehensive income as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Unrealized gain on marketable securities available-for-sale	$395	3,325
Fair value of interest rate swaps	(1,778)	(2,779)
Defined benefit pension plans	(26,608)	(25,081)
Accumulated other comprehensive income	$(27,991)	(24,535)

The following table shows the changes in accumulated other comprehensive income by component for the year ended December 31, 2016:

	Unrealized gains and losses on securities available-for- sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of January 1,	$3,325	(2,779)	(25,081)	(24,535)
Other comprehensive income/ (loss) before reclassification adjustments	(2,728)	1,001	(2,399)	(4,126)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(202)	—	872	670
Net other comprehensive income/ (loss)	(2,930)	1,001	(1,527)	(3,456)
Balance as of December 31,	$395	(1,778)	(26,608)	(27,991)

(1)	Consists of realized gains on securities (gain on sales of investments, net) of $331, net of tax (income tax expense) of $(129).

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $2,323 and amortization of net loss (compensation and employee benefits) of $(3,801), net of tax (income tax expense) of $606.  See note 15.

The following table shows the changes in accumulated other comprehensive income by component for the year ended December 31, 2015:

	Unrealized gains and losses on securities available-for- sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of January 1,	$3,461	(4,078)	(23,753)	(24,370)
Other comprehensive income/ (loss) before reclassification adjustments	315	1,299	(2,203)	(589)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(451)	—	875	424
Net other comprehensive income/ (loss)	(136)	1,299	(1,328)	(165)
Balance as of December 31,	$3,325	(2,779)	(25,081)	(24,535)

(1)	Consists of realized gains on securities (gain on sales of investments, net) of $740 net of tax (income tax expense) of $(289).

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $2,323 and amortization of net loss (compensation and employee benefits) of $(3,758), net of tax (income tax expense) of $560.  See note 15.

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table shows the changes in accumulated other comprehensive income by component for the year ended December 31, 2014:

	Unrealized gains and losses on securities available-for- sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of January 1,	$(3,233)	(5,224)	(3,443)	(11,900)
Other comprehensive income/ (loss) before reclassification adjustments	9,042	1,146	(19,758)	(9,604)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(2,348)	—	(552)	(2,866)
Net other comprehensive income/ (loss)	6,694	1,146	(20,310)	(12,470)
Balance as of December 31,	$3,461	(4,078)	(23,753)	(24,370)

(1)	Consists of realized losses on securities (gain on sales of investments, net) of 3,849 net of tax (income tax expense) of $(1,501).

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $2,323 and amortization of net loss (compensation and employee benefits) of $(1,436), net of tax (income tax expense) of $(335).  See note 15.

(21)                          Parent Company Only Financial Statements - Condensed

Statements of Financial Condition

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$34,521	91,056
Marketable securities available-for-sale	4,413	1,884
Investment in bank subsidiary	1,193,175	1,182,308
Other assets	52,645	3,547
Total assets	$1,284,754	1,278,795

Liabilities and Shareholders’ Equity
Liabilities:
Debentures payable	$111,213	111,213
Other liabilities	2,878	4,419
Total liabilities	114,091	115,632
Shareholders’ equity	1,170,663	1,163,163
Total liabilities and shareholders’ equity	$1,284,754	1,278,795

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

Statements of Income

	Years ended December 31,
	2016	2015	2014
Income:
Interest income	$737	1,258	1,248
Other income	709	659	3,424
Dividends from bank subsidiary	50,000	135,000	66,183
Undistributed earnings from equity investment in bank subsidiary	2,760	(70,854)	(3,261)
Total income	54,206	66,063	67,594
Expense:
Compensation and benefits	1,129	1,061	962
Other expense	561	1,356	572
Interest expense	4,560	4,926	4,691
Total expense	6,250	7,343	6,225
Income before income taxes	47,956	58,720	61,369
Federal and state income taxes	(1,711)	(1,820)	(593)
Net income	$49,667	60,540	61,962

Statements of Cash Flows

	Years ended December 31,
	2016	2015	2014
Operating activities:
Net income	$49,667	60,540	61,962
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary	(2,760)	70,854	3,261
Noncash stock benefit plan compensation expense	10,916	5,654	5,714
Gain on sale of marketable securities	(43)	(54)	(2,768)
Net change in other assets and liabilities	(63,533)	(5,824)	(2,352)
Net cash provided by/ (used in) operating activities	(5,753)	131,170	65,817
Investing activities:
Net sale of marketable securities	(1,952)	1,192	2,658
Acquisition, net of cash received	—	(89,398)	—
Net cash provided by/ (used in) investing activities	(1,952)	(88,206)	2,658
Financing activities:
Cash dividends paid	(60,156)	(52,825)	(149,932)
Share repurchases	(1,752)	(7,847)	(5,273)
Repayment of loan to ESOP	797	1,549	1,190
Redemption of junior subordinated debt	—	(8,119)	—
Excess tax benefit from stock-based compensation	1,425	332	945
Proceeds from options exercised	10,856	4,303	6,519
Net cash used in financing activities	(48,830)	(62,607)	(146,551)
Net decrease in cash and cash equivalents	$(56,535)	(19,643)	(78,076)
Cash and cash equivalents at beginning of year	91,056	110,699	188,775
Net decrease in cash and cash equivalents	(56,535)	(19,643)	(78,076)
Cash and cash equivalents at end of year	$34,521	91,056	110,699

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
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

At or for the year ended December 31, 2016	Community Banking	Consumer Finance	All Other (1)	Consolidated
External interest income	$327,855	17,064	715	345,634
Intersegment interest income	2,564	—	(2,564)	—
Interest expense	33,883	2,564	1,852	38,299
Provision for loan losses	9,846	3,696	—	13,542
Noninterest income	83,631	1,597	132	85,360
Noninterest expense	295,023	11,579	1,236	307,838
Income tax expense/ (benefit)	23,023	336	(1,711)	21,648
Net income	$52,275	486	(3,094)	49,667
Total assets	$9,500,419	109,744	13,477	9,623,640

At or for the year ended December 31, 2015	Community Banking	Consumer Finance	All Other (1)	Consolidated
External interest income	$300,746	17,978	856	319,580
Intersegment interest income	2,393	—	(2,393)	—
Interest expense	51,895	2,393	2,039	56,327
Provision for loan losses	7,429	2,283	—	9,712
Noninterest income	67,167	1,555	114	68,836
Noninterest expense	219,793	12,120	1,964	233,877
Income tax expense	28,642	1,138	(1,820)	27,960
Net income	$62,547	1,599	(3,606)	60,540
Total assets	$8,827,574	110,670	13,655	8,951,899

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
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

The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities.  Northwest Bancorp Capital Trust III holds $51,547,000 of the Company’s junior subordinated debentures due December 30, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2016 was 2.38%. Northwest Bancorp Statutory Trust IV holds $51,547,000 of the Company’s junior subordinated debentures due December 15, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2016 was 2.34%.

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

The Trusts must redeem the preferred securities when the debentures are paid at maturity or upon an earlier redemption of the debentures to the extent the debentures are redeemed. All or part of the debentures may be redeemed at any time. Also, the debentures may be redeemed at any time if existing laws or regulations, or the interpretation or application of these laws or regulations, change causing:

•	the interest on the debentures to no longer be deductible by the Company for federal income tax purposes;

•	the trust to become subject to federal income tax or to certain other taxes or governmental charges;

•	the trust to register as an investment company; or

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
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

We are currently a counterparty to two interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Northwest Bancorp Capital Trust III and Northwest Bancorp Capital Trust IV.  The first swap modifies the re-pricing characteristics of Northwest Bancorp Capital Trust III, wherein for a 10 years period expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The second swap modifies the re-pricing characteristics of Northwest Bancorp Capital Trust IV, wherein for a ten year period expiring in December 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contracts is not significant.  At December 31, 2016, $3.0 million of cash was pledged as collateral to the counterparty.

At December 31, 2016, the fair value of the swap agreements was $(2.7) million and was the amount we would have expected to pay if the contracts were terminated. At December 31, 2016, there was no material hedge ineffectiveness for any of the swaps discussed above.

	December 31,
Liability Derivatives (Included in Other Liabilities)	2016	2015
Cash flow hedges — swaps:
Fair value	$2,736	4,276
Notional amount	50,000	50,000
Collateral posted	3,005	4,705

The following table sets forth a summary of guaranteed capital debt securities and junior subordinated deferrable interest debentures held by the trusts as of December 31, 2016 and 2015:

	Capital Debt	December 31,
	Securities	2016	2015
Northwest Bancorp Capital Trust III	$50,000	51,547	51,547
Northwest Bancorp Statutory Trust IV	50,000	51,547	51,547
LNB Trust II	7,875	8,119	8,119
Total	$107,875	111,213	111,213

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

(24)                          Selected Quarterly Financial Data - Unaudited

	Quarters ended
	March 31	June 30 (1)	September 30 (1)	December 31
	(In thousands, except per share data)
2016:
Interest income	$85,298	85,555	84,748	90,033
Interest expense	13,746	10,008	7,454	7,091
Net interest income	71,552	75,547	77,294	82,942
Provision for loan losses	1,660	4,199	5,538	2,145
Noninterest income	19,448	20,275	20,818	24,819
Noninterest expenses	63,275	102,122	73,680	68,761
Income before income taxes	26,065	(10,499)	18,894	36,855
Income tax expense	8,081	(3,491)	4,697	12,361
Net income	$17,984	(7,008)	14,197	24,494
Basic earnings per share	$0.18	(0.07)	0.14	0.24
Diluted earnings per share	$0.18	(0.07)	0.14	0.24
(1) During the quarters ended June 30, 2016 and September 30, 2016, the Company recorded immaterial error corrections of approximately $1.1 million and $1.4 million, respectively, reclassifying amortization of broker fees paid for mortgage loans to interest income from compensation expense. The correction reduced both interest income and compensation expense but had no impact on net income.

	Quarters ended
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

Table of Content
NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(All dollar amounts presented in tables are in thousands, except as indicated)

	Quarters ended
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

(25)                          Subsequent Events - Unaudited

The Company previously announced that it has entered into a purchase and assumption agreement to sell its three bank branches located in the greater Baltimore, Maryland area to Shore Bancshares, Inc.'s banking subsidiary, Shore United Bank. This divestiture includes approximately $216.0 million of deposits, $147.0 million of performing loans and $40.0 million of cash. The transaction includes a deposit premium of 8.0% and based on the amounts at the time the agreement was signed Northwest anticipates recording a gain of approximately $17.0 million. The sale is expected to close during the second quarter of 2017.

The following table provides information related to assets and liabilities held-for-sale at December 31, 2016:

Balance at December 31, 2016
Assets held-for-sale:
Residential mortgage loans	$26,406
Home equity loans	15,725
Consumer loans	522
Commercial real estate loans	101,123
Commercial loans	2,884
Total loans	146,660
Accrued interest receivable	416
Premises and equipment, net	5,452
Total assets held-for-sale	$152,528

Liabilities held-for-sale:
Noninterest-bearing demand deposits	$34,657
Interest-bearing demand deposits	17,181
Money market deposit accounts	45,806
Savings deposits	55,205
Time deposits	62,800
Total deposits	215,649
Accrued interest payable	8
Total liabilities held-for-sale	$215,657

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

There were no changes made in our internal controls during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Management’s Report On Internal Control Over Financial Reporting - filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 9B.                                       OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) is incorporated herein by reference.

Executive Officers
The “Proposal I-Election of Directors-Executive Officers who are not Directors” section of the 2017 Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act
The cover page and the “Proposal I-Election of Directors-Section 16(a) Beneficial Ownership Reporting Compliance” section of the 2017 Proxy Statement is incorporated herein by reference.

Code of Ethics
The “Proposal I-Election of Directors-Codes of Ethics” section of the 2017 Proxy Statement is incorporated herein by reference. A copy of the Code of Ethics is available to shareholders on the “Governance Documents” portion of the Investor Relations’ section on the Company’s website at www.northwestsavingsbank.com.

Corporate Governance
Information regarding the audit committee and its composition and the audit committee’s financial expert required by this item is incorporated herein by reference to the section captioned “Proposal I-Election of Directors-Meetings and Committees of the Board of Directors-Audit Committee” section of the 2017 Proxy Statement.

ITEM 11.                                         EXECUTIVE COMPENSATION

The “Proposal I—Election of Directors-Meetings and Committees of the Board of Directors-Compensation Committee,” “-Compensation Committee Interlocks and Insider Participation,” “-Compensation Committee Report,” “-Compensation Discussion and Analysis,” “-Executive Compensation,” “-Employment Agreements/Change in Control Agreements,” “-Potential Payments to Named Executive Officers,” “-Defined Benefit Plans,” “-Supplemental Executive Retirement Plan,” “-Life Insurance Coverage” and “-Directors’ Compensation”
sections of the Company’s 2017 Proxy Statement are incorporated herein by reference.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I—Election of Directors” section of the Company’s 2017 Proxy Statement is incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders.

Set forth below is certain information as of December 31, 2016 regarding equity compensation plans that have been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price (1)	Number of securities remaining available for issuance under plan
2004 Stock Option Plan	173,005	$11.23	—
2008 Stock Option Plan	2,216,728	11.50	557,892
Northwest Bancshares, Inc. 2011 Equity Incentive Plan	3,414,372	12.79	3,444,620
Total	5,804,105	12.25	4,002,512

(1)	Reflects exercise price of options only.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Proposal I-Election of Directors-Board Independence” and “Proposal I-Election of Directors- Transactions with Certain Related Persons” sections of the Company’s 2017 Proxy Statement are incorporated  herein by reference.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Company’s 2017 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.                                         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Management’s Report on Internal Control Over Financial Reporting

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Report of Independent Registered Public Accounting Firm

(D)	Consolidated Statements of Financial Condition - At December 31, 2016 and 2015

(E)	Consolidated Statements of Income — Years ended December 31, 2016, 2015 and 2014

(F)	Consolidated Statements of Comprehensive Income — Years ended December 31, 2016, 2015 and 2014

(G)	Consolidated Statements of Changes in Shareholders’ Equity — Years ended December 31, 2016, 2015 and 2014

(H)	Consolidated Statements of Cash Flows — Years ended December 31, 2016, 2015 and 2014

(I)	Notes to the Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Articles of Incorporation	(2)
3.2	Bylaws	(2)

4	Form of Common Stock Certificate	(2)

9	Voting trust agreement	None

10.1	Amendment and Restatement of Deferred Compensation Plan for Outside Directors Of Northwest Savings Bank and Eligible Affiliates	(3)

10.2	Retirement Plan for Outside Directors of Northwest Savings Bank and Eligible Affiliates	(3)

10.3	Amended and Restated Northwest Savings Bank Nonqualified Supplemental Retirement Plan	(3)

10.4	Employee Stock Ownership Plan	(1)

10.5	Northwest Bancorp, Inc. 2004 Stock Option Plan	(4)

10.6	Northwest Bancorp, Inc. 2004 Recognition and Retention Plan	(4)

10.7	Management Bonus Plan	(8)

10.8	Northwest Bancorp, Inc. 2008 Stock Option Plan	(5)

10.9	Amended and Restated Northwest Savings Bank and Affiliates Upper Managers Bonus Deferred Compensation Plan	(3)

10.10	Employment Agreement for William J. Wagner	(6)

10.11	Employment Agreement for William W. Harvey, Jr.	(6)

10.12	Employment Agreement for Steven G. Fisher	(6)

10.13	Change in Control Agreement for Michael G. Smelko	(6)

10.14	Change in Control Agreement for Michael W. Bickerton	Filed herewith as Exhibit 10.14

10.16	Northwest Bancshares, Inc. 2011 Equity Incentive Plan	(7)

11	Statement re: computation of per share earnings	None

12	Statement re: computation of ratios	Not required

16	Letter re: change in certifying accountant	None

18	Letter re: change in accounting principles	None

21	Subsidiaries of Registrant	(3)

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of experts and counsel	Filed herewith as Exhibit 23

24	Power of Attorney	Not Required

28	Information from reports furnished to State insurance regulatory authorities	None

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32

101	Interactive Data File (XBRL)	Filed herewith as Exhibit 101

(1) -	Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-31687), originally filed with the SEC on July 21, 1997, as amended on October 9, 1997 and November 4, 1997.
(2) -	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-161805), filed with the SEC on September 9, 2009.
(3) -	Incorporated by reference to the Company’s annual Report on Form 10-K (File No. 000-23817), file with the SEC on March 4, 2009.
(4) -	Incorporated by reference to the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on October 6, 2004.
(5) -	Incorporated by reference to the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on April 11, 2008.
(6) -	Incorporated by reference to the Periodic Report on Form 8-K (File No. 001-34582), filed with the SEC on March 9, 2015.
(7) -	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on March 21, 2011.
(8) -	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on February 29, 2012.

ITEM 16.                                         FORM 10K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCSHARES, INC.

Date: March 1, 2017	By:	/s/ William J. Wagner
William J. Wagner, Chairman, President and
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 1, 2017	By:	/s/ William J. Wagner
William J. Wagner, Chairman, President, and
Chief Executive Officer

Date: March 1, 2017	By:	/s/ William W. Harvey, Jr.,
William W. Harvey, Jr., Senior Executive Vice President, Finance,
and Chief Financial Officer (Principal Financial Officer)

Date: March 1, 2017	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert, Executive Vice President, and
Controller (Principal Accounting Officer)

Date: March 1, 2017	By:	/s/ Robert M. Campana
Robert M. Campana

Date: March 1, 2017	By:	/s/ Deborah J. Chadsey
Deborah J. Chadsey, Director

Date: March 1, 2017	By:	/s/ Timothy B. Fannin
Timothy B. Fannin, Director

Date: March 1, 2017	By:	/s/ Timothy M. Hunter
Timothy M. Hunter

Date: March 1, 2017	By:	/s/ John P. Meegan
John P. Meegan, Director

Date: March 1, 2017	By:	/s/ William F. McKnight
William F. McKnight, Director

Date: March 1, 2017	By:	/s/ Mark A. Paup
Mark A. Paup, Director

Date: March 1, 2017	By:	/s/ Sonia M. Probst
Sonia M. Probst, Director

Date: March 1, 2017	By:	/s/ Philip M. Tredway
Philip M. Tredway, Director