Form 10-Q
period 2017-03-31
Northwest Bancshares, Inc.
filed 2017-05-10
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☒    Large accelerated filer     ☐    Accelerated filer
☐    Non-accelerated filer (Do not check if a smaller reporting company)                                 ☐    Smaller reporting company
☐    Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock ($0.01 par value) 102,033,028 shares outstanding as of April 28, 2017

NORTHWEST BANCSHARES, INC.

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$106,635	119,403
Interest-earning deposits in other financial institutions	320,231	266,902
Federal funds sold and other short-term investments	5,082	3,562
Marketable securities available-for-sale (amortized cost of $874,446 and $825,552)	876,047	826,200
Marketable securities held-to-maturity (fair value of $42,285 and $20,426)	41,888	19,978
Total cash and investments	1,349,883	1,236,045

Personal Banking loans:
Residential mortgage loans held-for-sale	1,595	9,625
Residential mortgage loans	2,704,474	2,705,139
Home equity loans	1,305,394	1,328,772
Consumer loans	643,105	642,961
Total Personal Banking loans	4,654,568	4,686,497
Commercial Banking loans:
Commercial real estate loans	2,378,474	2,342,089
Commercial loans	530,046	528,761
Total Commercial Banking loans	2,908,520	2,870,850
Total loans	7,563,088	7,557,347
Allowance for loan losses	(61,104)	(60,939)
Total loans, net	7,501,984	7,496,408

Assets held-for-sale	150,940	152,528
Federal Home Loan Bank stock, at cost	7,362	7,390
Accrued interest receivable	20,945	21,699
Real estate owned, net	6,242	4,889
Premises and equipment, net	159,823	161,185
Bank owned life insurance	172,516	171,449
Goodwill	307,420	307,420
Other intangible assets	30,684	32,433
Other assets	23,724	32,194
Total assets	$9,731,523	9,623,640

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing checking deposits	$1,530,026	$1,448,972
Interest-bearing checking deposits	1,448,503	1,428,317
Money market deposit accounts	1,827,028	1,841,567
Savings deposits	1,685,103	1,622,879
Time deposits	1,495,095	1,540,586
Total deposits	7,985,755	7,882,321

Liabilities held-for-sale	220,627	215,657
Borrowed funds	137,191	142,899
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	111,213	111,213
Advances by borrowers for taxes and insurance	40,470	36,879
Accrued interest payable	586	635
Other liabilities	58,118	63,373
Total liabilities	8,553,960	8,452,977

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 101,987,942 and 101,699,406 shares issued, respectively	1,020	1,017
Paid-in capital	723,055	718,834
Retained earnings	480,309	478,803
Unallocated common stock of employee stock ownership plan	—	—
Accumulated other comprehensive loss	(26,821)	(27,991)
Total shareholders’ equity	1,177,563	1,170,663
Total liabilities and shareholders’ equity	$9,731,523	9,623,640
See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Quarter ended March 31,
	2017	2016
Interest income:
Loans receivable	$82,751	80,781
Mortgage-backed securities	2,222	2,229
Taxable investment securities	1,006	1,038
Tax-free investment securities	569	724
FHLB dividends	59	467
Interest-earning deposits	660	59
Total interest income	87,267	85,298
Interest expense:
Deposits	5,465	6,088
Borrowed funds	1,225	7,658
Total interest expense	6,690	13,746
Net interest income	80,577	71,552
Provision for loan losses	4,637	1,660
Net interest income after provision for loan losses	75,940	69,892
Noninterest income:
Gain on sale of investments	17	127
Service charges and fees	11,717	10,065
Trust and other financial services income	4,304	3,261
Insurance commission income	2,794	2,714
(Loss)/ gain on real estate owned, net	(67)	249
Income from bank owned life insurance	1,068	1,595
Mortgage banking income	240	218
Other operating income	1,431	1,219
Total noninterest income	21,504	19,448
Noninterest expense:
Compensation and employee benefits	37,755	33,033
Premises and occupancy costs	7,516	6,537
Office operations	4,222	3,460
Collections expense	549	676
Processing expenses	9,909	8,414
Marketing expenses	2,148	1,891
Federal deposit insurance premiums	1,167	1,503
Professional services	2,575	1,833
Amortization of intangible assets	1,749	675
Real estate owned expense	282	311
Restructuring/ acquisition expense	223	635
Other expenses	3,551	4,307
Total noninterest expense	71,646	63,275
Income before income taxes	25,798	26,065
Federal and state income taxes expense	8,052	8,081
Net income	$17,746	17,984
Basic earnings per share	$0.18	0.18
Diluted earnings per share	$0.17	0.18

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended March 31,
	2017	2016
Net income	$17,746	17,984
Other comprehensive income net of tax:
Net unrealized holding gains on marketable securities:
Unrealized holding gains net of tax of $(314) and $(2,220), respectively	658	3,464
Reclassification adjustment for (gains)/ losses included in net income, net of tax of $8 and $(11), respectively	(11)	28
Net unrealized holding gains on marketable securities	647	3,492

Change in fair value of interest rate swaps, net of tax of $(163) and $76, respectively	303	(140)

Defined benefit plan:
Reclassification adjustments for prior period service costs and net losses included in net income, net of tax of $(153) and $(144), respectively	220	225

Other comprehensive income	1,170	3,577

Total comprehensive income	$18,916	21,561

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(dollars in thousands, expect share data)

Quarter ended March 31, 2016

					Accumulated Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	of ESOP	Equity
Balance at December 31, 2015	101,871,737	$1,019	717,603	489,292	(24,535)	(20,216)	1,163,163

Comprehensive income:
Net income	—	—	—	17,984	—	—	17,984

Other comprehensive income, net of tax of $(2,299)	—	—	—	—	3,577	—	3,577

Total comprehensive income	—	—	—	17,984	3,577	—	21,561

Exercise of stock options	122,672	1	1,316	—	—	—	1,317

Stock-based compensation expense, including tax benefit of $19	—	—	858	—	—	401	1,259

Share repurchases	(145,900)	(2)	(1,750)	—	—	—	(1,752)

Dividends paid ($0.15 per share)	—	—	—	(14,960)	—	—	(14,960)

Balance at March 31, 2016	101,848,509	$1,018	718,027	492,316	(20,958)	(19,815)	1,170,588

Quarter ended March 31, 2017

					Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2016	101,699,406	$1,017	718,834	478,803	(27,991)	1,170,663

Comprehensive income:
Net income	—	—	—	17,746	—	17,746

Other comprehensive income, net of tax of $(622)	—	—	—	—	1,170	1,170

Total comprehensive income	—	—	—	17,746	1,170	18,916

Exercise of stock options	288,536	3	3,303	—	—	3,306

Stock-based compensation expense	—	—	918	—	—	918

Dividends paid ($0.16 per share)	—	—	—	(16,240)	—	(16,240)

Balance at March 31, 2017	101,987,942	$1,020	723,055	480,309	(26,821)	1,177,563

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Quarter Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net Income	$17,746	17,984
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,637	1,660
Net gain on sale of assets	(410)	(960)
Net depreciation, amortization and accretion	5,582	2,857
(Increase)/ decrease in other assets	7,634	(1,644)
Increase/ (decrease) in other liabilities	(4,465)	11,907
Net amortization on marketable securities	518	544
Noncash write-down of real estate owned	418	764
Deferred income tax benefit	—	(650)
Origination of loans held for sale	(18,579)	(9,373)
Proceeds from sale of loans held for sale	26,653	432
Noncash compensation expense related to stock benefit plans	918	1,240
Net increase in assets and liabilities held-for-sale	3,382	—
Net cash provided by operating activities	44,034	24,761

INVESTING ACTIVITIES:
Purchase of marketable securities held-to-maturity	(23,621)	—
Purchase of marketable securities available-for-sale	(80,346)	—
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	1,708	3,926
Proceeds from maturities and principal reductions of marketable securities available-for-sale	30,955	95,678
Proceeds from sale of marketable securities available-for-sale	—	91
Loan originations	(619,637)	(607,818)
Proceeds from loan maturities and principal reductions	601,464	542,989
Net sale of Federal Home Loan Bank stock	28	5,364
Proceeds from sale of real estate owned	1,217	3,228
Sale of real estate owned for investment, net	152	152
Purchase of premises and equipment	(2,256)	(2,274)
Net cash provided by/ (used in) investing activities	(90,336)	41,336

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
(in thousands)

	Quarter Ended March 31,
	2017	2016
FINANCING ACTIVITIES:
Increase in deposits, net	$103,434	57,480
Repayments of long-term borrowings, including prepayment penalty	—	(35,013)
Net decrease in short-term borrowings	(5,708)	(82,240)
Increase in advances by borrowers for taxes and insurance	3,591	4,984
Cash dividends paid	(16,240)	(14,960)
Purchase of common stock for retirement	—	(1,752)
Proceeds from stock options exercised	3,306	1,317
Net cash used in financing activities	88,383	(70,184)

Net increase/ (decrease) in cash and cash equivalents	$42,081	(4,087)

Cash and cash equivalents at beginning of period	$389,867	167,408
Net increase/ (decrease) in cash and cash equivalents	42,081	(4,087)
Cash and cash equivalents at end of period	$431,948	163,321

Cash and cash equivalents:
Cash and due from banks	$106,635	86,151
Interest-earning deposits in other financial institutions	320,231	74,850
Federal funds sold and other short-term investments	5,082	2,320
Total cash and cash equivalents	$431,948	163,321

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $5,412 and $5,684 , respectively)	$6,747	13,845
Income taxes	$—	733

Non-cash activities:
Loans foreclosures and repossessions	$3,251	1,531
Sale of real estate owned financed by the Company	$168	359

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

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Settlement Agency, LLC, Northwest Consumer Discount Company, Northwest Financial Services, Inc., Northwest Advisors, Inc., Northwest Capital Group, Inc., Allegheny Services, Inc., Great Northwest Corporation, Boetger & Associates, Inc. and The Bert Company. The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information or footnotes required for complete annual financial statements.  In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included.  The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 updated, as required, for any new pronouncements or changes.

 The results of operations for the quarter and three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other period.

Stock-Based Compensation

Stock-based compensation expense of $918,000 and $1.2 million for the quarters ended March 31, 2017 and 2016, respectively, was recognized in compensation expense relating to our stock benefit plans.  At March 31, 2017 there was compensation expense of $3.8 million to be recognized for awarded but unvested stock options and $14.1 million for unvested common shares.

 Income Taxes- Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  At March 31, 2017 we had no liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in other expenses and (2) refund claims in other operating income.  We recognize penalties (if any) in other expenses. We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2016, 2015, and 2014.

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

In January 2017 the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". This guidance eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under this guidance goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. This guidance is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. We are currently evaluating the impact this standard will have on our results of operations and financial position.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Costs. This guidance provides financial statement users with clearer and disaggregated information related to the components of net periodic benefit cost and improve transparency of the presentation of net periodic benefit cost in the financial statements. This guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted and this guidance should be applied retrospectively. We are currently evaluating the impact this standard will have on our results of operations and financial position.

 In March 2017 the FASB issued ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities". This guidance shortens the amortization period for certain callable debt securities held at a premium to the earliest call date from the maturity date. This guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted in any interim period. We are currently evaluating the impact this standard will have on our results of operations and financial position.

(2)	Business Segments

We operate in two reportable business segments: Community Banking and Consumer Finance. The Community Banking segment provides services traditionally offered by full-service community banks, including business and personal deposit accounts and business and personal loans, as well as insurance, brokerage and investment management and trust services. The Consumer Finance segment, which is comprised of Northwest Consumer Discount Company ("NCDC"), a subsidiary of Northwest, operates 44 offices in Pennsylvania and offers personal installment loans for a variety of consumer and real estate products. This activity is funded primarily through an intercompany borrowing relationship with Allegheny Services, Inc., a subsidiary of Northwest.  As previously announced, all NCDC offices will be closed effective July 19, 2017, this closure will eliminate our consumer finance segment. Net income is the primary measure used by management to measure segment performance. The following tables provide financial information for these reportable segments.  The “All Other” column represents the parent company and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.

At or for the quarter ended (in thousands):

	Community	Consumer
March 31, 2017	Banking	Finance	All other (1)	Consolidated
External interest income	$83,183	4,024	60	87,267
Intersegment interest income/ expense	656	—	(656)	—
Interest expense	5,558	656	476	6,690
Provision for loan losses	2,130	2,507	—	4,637
Noninterest income	21,256	226	22	21,504
Noninterest expense	68,430	2,862	354	71,646
Income tax expense (benefit)	9,294	(737)	(505)	8,052
Net income/ (loss)	$19,683	(1,038)	(899)	17,746
Total assets	$9,614,093	103,841	13,589	9,731,523

	Community	Consumer
March 31, 2016	Banking	Finance	All other (1)	Consolidated
External interest income	$80,838	4,243	217	85,298
Intersegment interest income/ expense	642	—	(642)	—
Interest expense	12,681	642	423	13,746
Provision for loan losses	1,213	447	—	1,660
Noninterest income	19,006	380	62	19,448
Noninterest expense	59,972	2,929	374	63,275
Income tax expense (benefit)	8,242	251	(412)	8,081
Net income/ (loss)	$18,378	354	(748)	17,984
Total assets	$8,795,000	106,784	14,504	8,916,288

(1)	Eliminations consist of intercompany loans, interest income and interest expense.

(3)	Investment securities and impairment of investment securities

The following table shows the portfolio of investment securities available-for-sale at March 31, 2017 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year or less	$5	—	—	5

Debt issued by government sponsored enterprises:
Due in one year or less	75,667	25	(76)	75,616
Due after one year through five years	219,698	140	(2,256)	217,582
Due after five years through ten years	—	—	—	—

Equity securities	3,351	1,482	(6)	4,827

Municipal securities:
Due in one year or less	2,048	11	—	2,059
Due after one year through five years	9,415	115	(3)	9,527
Due after five years through ten years	10,694	161	—	10,855
Due after ten years	36,167	914	(6)	37,075

Corporate debt issues:
Due after ten years	14,377	3,527	(285)	17,619

Residential mortgage-backed securities:
Fixed rate pass-through	166,950	1,656	(2,783)	165,823
Variable rate pass-through	40,329	1,851	(6)	42,174
Fixed rate non-agency CMOs	81	1	—	82
Fixed rate agency CMOs	225,035	274	(3,229)	222,080
Variable rate agency CMOs	70,629	292	(198)	70,723
Total residential mortgage-backed securities	503,024	4,074	(6,216)	500,882
Total marketable securities available-for-sale	$874,446	10,449	(8,848)	876,047

The following table shows the portfolio of investment securities available-for-sale at December 31, 2016 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year or less	$6	—	—	6

Debt issued by government sponsored enterprises:
Due in one year or less	74,980	5	(33)	74,952
Due after one year through five years	220,937	203	(2,504)	218,636
Due after five years through ten years	585	—	(3)	582

Equity securities	3,351	1,095	(6)	4,440

Municipal securities:
Due in one year or less	2,449	7	—	2,456
Due after one year through five years	9,448	105	(21)	9,532
Due after five years through ten years	11,794	137	(1)	11,930
Due after ten years	38,141	1,027	(16)	39,152

Corporate debt issues:
Due after ten years	14,367	2,935	(322)	16,980

Residential mortgage-backed securities:
Fixed rate pass-through	175,398	1,849	(2,680)	174,567
Variable rate pass-through	43,587	2,007	(6)	45,588
Fixed rate non-agency CMOs	100	1	—	101
Fixed rate agency CMOs	165,535	185	(3,455)	162,265
Variable rate agency CMOs	64,874	306	(167)	65,013
Total residential mortgage-backed securities	449,494	4,348	(6,308)	447,534
Total marketable securities available-for-sale	$825,552	9,862	(9,214)	826,200

The following table shows the portfolio of investment securities held-to-maturity at March 31, 2017 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Municipal securities:
Due after ten years	4,809	30	—	4,839

Residential mortgage-backed securities:
Fixed rate pass-through	4,476	218	—	4,694
Variable rate pass-through	2,685	49	—	2,734
Fixed rate agency CMOs	29,115	93	(7)	29,201
Variable rate agency CMOs	803	14	—	817
Total residential mortgage-backed securities	37,079	374	(7)	37,446
Total marketable securities held-to-maturity	$41,888	404	(7)	42,285

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2016 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Municipal securities:
Due after ten years	$4,808	65	—	4,873

Residential mortgage-backed securities:
Fixed rate pass-through	4,807	217	—	5,024
Variable rate pass-through	2,848	58	—	2,906
Fixed rate agency CMOs	6,674	94	—	6,768
Variable rate agency CMOs	841	14	—	855
Total residential mortgage-backed securities	15,170	383	—	15,553
Total marketable securities held-to-maturity	$19,978	448	—	20,426

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2017 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$268,156	(2,259)	8,163	(72)	276,319	(2,331)
Municipal securities	2,604	(9)	66	(1)	2,670	(10)
Corporate issues	—	—	2,146	(285)	2,146	(285)
Equity securities	—	—	545	(6)	545	(6)
Residential mortgage-backed securities - agency	251,847	(3,903)	89,806	(2,320)	341,653	(6,223)

Total temporarily impaired securities	$522,607	(6,171)	100,726	(2,684)	623,333	(8,855)

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2016 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$238,003	(2,448)	9,205	(92)	247,208	(2,540)
Municipal securities	5,621	(37)	66	(1)	5,687	(38)
Corporate debt issues	—	—	2,107	(322)	2,107	(322)
Equity securities	—	—	544	(6)	544	(6)
Residential mortgage-backed securities - agency	213,662	(3,837)	87,723	(2,471)	301,385	(6,308)

Total temporarily impaired securities	$457,286	(6,322)	99,645	(2,892)	556,931	(9,214)

We review our investment portfolio for indications of impairment. This review includes analyzing the length of time and the extent to which amortized costs have exceeded fair values, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and the intent and ability to hold the investments for a period of time sufficient to allow for a recovery in value. Certain investments are evaluated using our best estimate of future cash flows. If the estimate of cash flows indicates that an adverse change has occurred, other-than-temporary impairment is recognized for the amount of the unrealized loss that was deemed credit related.

Credit related impairment on all debt securities is recognized in earnings while noncredit related impairment on available-for-sale debt securities, not expected to be sold, is recognized in other comprehensive income.

	2017	2016
Beginning balance at January 1, (1)	$7,942	8,436
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the quarter	—	(12)
Reduction for securities sold/ called realized during the quarter	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at March 31,	$7,942	8,424
(1) The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods

(4)	Loans receivable

The following table shows a summary of our loans receivable at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
	Originated	Acquired	Total	Originated	Acquired	Total
Personal Banking:
Residential mortgage loans (1)	$2,574,465	129,258	2,703,723	2,582,218	133,511	2,715,729
Home equity loans	1,014,775	290,619	1,305,394	1,026,315	302,457	1,328,772
Consumer loans	488,513	142,451	630,964	467,637	163,622	631,259
Total Personal Banking	4,077,753	562,328	4,640,081	4,076,170	599,590	4,675,760

Commercial Banking:
Commercial real estate loans	2,165,848	363,549	2,529,397	2,140,678	372,991	2,513,669
Commercial loans	489,265	76,091	565,356	481,543	75,676	557,219
Total Commercial Banking	2,655,113	439,640	3,094,753	2,622,221	448,667	3,070,888
Total loans receivable, gross	6,732,866	1,001,968	7,734,834	6,698,391	1,048,257	7,746,648

Deferred loan costs	19,513	2,532	22,045	20,081	2,294	22,375
Allowance for loan losses	(54,090)	(7,014)	(61,104)	(55,293)	(5,646)	(60,939)
Undisbursed loan proceeds:
Residential mortgage loans	(7,558)	—	(7,558)	(11,638)	—	(11,638)
Commercial real estate loans	(148,265)	(2,658)	(150,923)	(168,595)	(2,985)	(171,580)
Commercial loans	(33,856)	(1,454)	(35,310)	(26,168)	(2,290)	(28,458)
Total loans receivable, net	$6,508,610	993,374	7,501,984	6,456,778	1,039,630	7,496,408
(1) Includes $1.6 million and $9.6 million of loans held for sale at March 31, 2017 and December 31, 2016, respectively.

Acquired loans were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification (“ASC”) Topic 310-30 or ASC Topic 310-20. The following table provides information related to the outstanding principal balance and related carrying value of acquired loans for the dates indicated (in thousands):

	March 31, 2017	December 31, 2016
Acquired loans evaluated individually for future credit losses:
Outstanding principal balance	$14,969	16,108
Carrying value	11,866	12,665

Acquired loans evaluated collectively for future credit losses:
Outstanding principal balance	996,045	1,040,378
Carrying value	988,522	1,032,611

Total acquired loans:
Outstanding principal balance	1,011,014	1,056,486
Carrying value	1,000,388	1,045,276

The following table provides information related to the changes in the accretable discount, which includes income recognized from contractual cash flows for the dates indicated (in thousands):

Total
Balance at December 31, 2015	$2,019
Accretion	(1,170)
Net reclassification from nonaccretable yield	1,338
Balance at December 31, 2016	2,187
Accretion	(306)
Net reclassification from nonaccretable yield	130
Balance at March 31, 2017	$2,011

The following table provides information related to acquired impaired loans by portfolio segment and by class of financing receivable at and for the three months ended March 31, 2017 (in thousands):

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income recognized
Personal Banking:
Residential mortgage loans	$1,276	2,003	144	1,297	43
Home equity loans	1,205	2,350	4	1,284	45
Consumer loans	116	266	3	126	12
Total Personal Banking	2,597	4,619	151	2,707	100

Commercial Banking:
Commercial real estate loans	9,165	10,234	179	9,380	195
Commercial loans	104	116	—	178	11
Total Commercial Banking	9,269	10,350	179	9,558	206

Total	$11,866	14,969	330	12,265	306

The following table provides information related to acquired impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2016 (in thousands):

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

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended March 31, 2017 (in thousands):

	Balance March 31, 2017	Current period provision	Charge-offs	Recoveries	Balance December 31, 2016
Originated loans:
Personal Banking:
Residential mortgage loans	$4,638	(33)	(153)	168	4,656
Home equity loans	2,989	(406)	(176)	85	3,486
Consumer loans	10,429	5,349	(3,252)	358	7,974
Total Personal Banking	18,056	4,910	(3,581)	611	16,116

Commercial Banking:
Commercial real estate loans	20,635	(2,948)	(263)	179	23,667
Commercial loans	15,399	409	(946)	426	15,510
Total Commercial Banking	36,034	(2,539)	(1,209)	605	39,177
Total originated loans	54,090	2,371	(4,790)	1,216	55,293

Acquired loans:
Personal Banking:
Residential mortgage loans	78	115	(137)	29	71
Home equity loans	932	180	(473)	178	1,047
Consumer loans	831	403	(408)	183	653
Total Personal Banking	1,841	698	(1,018)	390	1,771

Commercial Banking:
Commercial real estate loans	3,713	666	(211)	250	3,008
Commercial loans	1,460	902	(321)	12	867
Total Commercial Banking	5,173	1,568	(532)	262	3,875
Total acquired loans	7,014	2,266	(1,550)	652	5,646

Total	$61,104	4,637	(6,340)	1,868	60,939

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended March 31, 2016 (in thousands):

	Balance March 31, 2016	Current period provision	Charge-offs	Recoveries	Balance December 31, 2015
Originated loans:
Personal Banking:
Residential mortgage loans	$4,257	3	(489)	51	4,692
Home equity loans	3,409	(273)	(298)	39	3,941
Consumer loans	7,294	1,639	(2,226)	393	7,488
Total Personal Banking	14,960	1,369	(3,013)	483	16,121

Commercial Banking:
Commercial real estate loans	29,867	(4,205)	(184)	1,908	32,348
Commercial loans	14,923	2,440	(112)	94	12,501
Total Commercial Banking	44,790	(1,765)	(296)	2,002	44,849
Total originated loans	59,750	(396)	(3,309)	2,485	60,970

Acquired loans:
Personal Banking:
Residential mortgage loans	8	37	(75)	28	18
Home equity loans	298	738	(686)	145	101
Consumer loans	199	214	(177)	52	110
Total Personal Banking	505	989	(938)	225	229

Commercial Banking:
Commercial real estate loans	1,735	813	(713)	196	1,439
Commercial loans	288	254	5	5	34
Total Commercial Banking	2,023	1,067	(708)	201	1,473
Total acquired loans	2,528	2,056	(1,646)	426	1,702

Total	$62,278	1,660	(4,955)	2,911	62,672

At March 31, 2017, we expect to fully collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent.  As a result, we do not consider our purchased credit impaired loans that are 90 days or more delinquent to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at March 31, 2017 (in thousands):

	Total loans receivable	Allowance for loan losses	Nonaccrual loans (1)	Loans past due 90 days or more and still accruing (2)	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,706,069	4,716	15,480	—	7,717	826	—
Home equity loans	1,305,394	3,921	8,174	—	1,783	417	—
Consumer loans	643,105	11,260	4,452	265	—	—	—
Total Personal Banking	4,654,568	19,897	28,106	265	9,500	1,243	—

Commercial Banking:
Commercial real estate loans	2,378,474	24,348	36,754	—	26,622	2,052	345
Commercial loans	530,046	16,859	8,430	—	7,456	963	77
Total Commercial Banking	2,908,520	41,207	45,184	—	34,078	3,015	422

Total	$7,563,088	61,104	73,290	265	43,578	4,258	422

(1)	Includes $18.3 million of nonaccrual TDRs.

(2)	Represents loans 90 days past maturity and still accruing.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2016 (in thousands):

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

The following table provides information related to the composition of originated impaired loans by portfolio segment and by class of financing receivable at and for the three months ended March 31, 2017 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$11,911	3,569	—	6,711	22,191	23,590	231
Home equity loans	6,194	1,980	—	1,416	9,590	9,578	111
Consumer loans	3,359	1,093	—		4,452	5,012	52
Total Personal Banking	21,464	6,642	—	8,127	36,233	38,180	394

Commercial Banking:
Commercial real estate loans	20,897	15,857	3,469	11,003	51,226	54,273	468
Commercial loans	2,744	5,686	1,024	2,982	12,436	13,383	235
Total Commercial Banking	23,641	21,543	4,493	13,985	63,662	67,656	703

Total	$45,105	28,185	4,493	22,112	99,895	105,836	1,097

The following table provides information related to the composition of originated impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2016 (in thousands):

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

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at March 31, 2017 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,697,686	8,383	8,383	826	—
Home equity loans	1,303,611	1,783	1,783	417	—
Consumer loans	642,978	127	127	29	—
Total Personal Banking	4,644,275	10,293	10,293	1,272	—

Commercial Banking:
Commercial real estate loans	2,344,366	34,108	27,739	3,339	6,369
Commercial loans	519,504	10,542	10,009	1,496	533
Total Commercial Banking	2,863,870	44,650	37,748	4,835	6,902

Total	$7,508,145	54,943	48,041	6,107	6,902

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at December 31, 2016 (in thousands):

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

Our loan portfolios include loans that have been modified in a troubled debt restructuring ("TDR"), where concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include: extending the note’s maturity date, permitting interest only payments, reducing the interest rate to a rate lower than current market rates for new debt with similar risk, reducing the principal payment, principal forbearance or other actions.  These concessions are applicable to all loan segments and classes. Certain TDRs are classified as nonperforming at the time of restructuring and may be returned to performing status after considering the borrower’s sustained repayment performance for a period of at least six months.

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

The following table provides a roll forward of troubled debt restructurings for the periods indicated (in thousands):

	For the Quarter Ended March 31,
	2017		2016
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	225	$42,926	227	$51,115
New TDRs	6	3,790	9	3,349
Re-modified TDRs	—	—	1	200
Net paydowns		(1,222)		(1,483)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Commercial loans	1	(101)	1	(43)
Paid-off loans:
Residential mortgage loans	—	—	—	—
Home equity loans	1	—	2	(231)
Commercial real estate loans	2	(65)	4	(4,521)
Commercial loans	3	(1,750)	2	(138)
Ending TDR balance:	224	$43,578	227	$48,248

Accruing TDRs		$25,305		$30,549
Non-accrual TDRs		18,273		17,699

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended March 31, 2017
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	2	$448	447	48
Home equity loans	—	—	—	—
Consumer loans	—	—	—	—
Total Personal Banking	2	448	447	48

Commercial Banking:
Commercial real estate loans	3	3,138	3,119	225
Commercial loans	1	204	199	14
Total Commercial Banking	4	3,342	3,318	239

Total	6	$3,790	3,765	287

During the quarter ended March 31, 2017, no TDRs modified within the previous twelve months have subsequently defaulted.

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended March 31, 2016
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	3	$507	505	46
Home equity loans	1	56	55	13
Consumer loans	—	—	—	—
Total Personal Banking	4	563	560	59

Commercial Banking:
Commercial real estate loans	2	1,284	1,284	269
Commercial loans	4	1,702	1,689	538
Total Commercial Banking	6	2,986	2,973	807

Total	10	$3,549	3,533	866

During the quarter ended March 31, 2016, no TDRs modified within the previous twelve months have subsequently defaulted.

The following table provides information as of March 31, 2017 for troubled debt restructuring (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended March 31, 2017 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	2	$112	—	—	335	447
Home equity loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	2	112	—	—	335	447

Commercial Banking:
Commercial real estate loans	3	—	2,755	364	—	3,119
Commercial loans	1	—	—	199	—	199
Total Commercial Banking	4	—	2,755	563	—	3,318

Total	6	$112	2,755	563	335	3,765

The following table provides information as of March 31, 2016 for troubled debt restructuring (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended March 31, 2016 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	3	$364	—	93	48	505
Home equity loans	1	55	—	—	—	55
Consumer loans	—	—	—	—	—	—
Total Personal Banking	4	419	—	93	48	560

Commercial Banking:
Commercial real estate loans	2	—	—	—	1,284	1,284
Commercial loans	4	—	863	—	826	1,689
Total Commercial Banking	6	—	863	—	2,110	2,973

Total	10	$419	863	93	2,158	3,533

During the quarter ended March 31, 2017, no TDRs were re-modified.

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the quarter ended March 31, 2016 (dollars in thousands):

	Number of	Type of re-modification
	re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Commercial Banking:
Commercial real estate loans	1	—	—	—	200	200
Commercial loans	—	—	—	—	—	—
Total Commercial Banking	1	—	—	—	200	200

Total	1	$—	—	—	200	200

The following table provides information related to loan payment delinquencies at March 31, 2017 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Total loans receivable	90 Days or greater delinquent and accruing (1)
Originated loans:
Personal Banking:
Residential mortgage loans	$20,795	1,535	11,716	34,046	2,542,765	2,576,811	—
Home equity loans	3,931	1,006	4,716	9,653	1,005,122	1,014,775	—
Consumer loans	6,382	2,022	2,979	11,383	486,739	498,122	—
Total Personal Banking	31,108	4,563	19,411	55,082	4,034,626	4,089,708	—

Commercial Banking:
Commercial real estate loans	4,914	1,627	18,678	25,219	1,992,364	2,017,583	—
Commercial loans	1,151	35	2,680	3,866	451,543	455,409	—
Total Commercial Banking	6,065	1,662	21,358	29,085	2,443,907	2,472,992	—
Total originated loans	37,173	6,225	40,769	84,167	6,478,533	6,562,700	—

Acquired loans:
Personal Banking:
Residential mortgage loans	1,459	59	610	2,128	127,130	129,258	414
Home equity loans	655	139	1,542	2,336	288,283	290,619	64
Consumer loans	775	219	393	1,387	143,596	144,983	13
Total Personal Banking	2,889	417	2,545	5,851	559,009	564,860	491

Commercial Banking:
Commercial real estate loans	4,450	1,407	4,331	10,188	350,703	360,891	2,112
Commercial loans	1,153	464	64	1,681	72,956	74,637	—
Total Commercial Banking	5,603	1,871	4,395	11,869	423,659	435,528	2,112
Total acquired loans	8,492	2,288	6,940	17,720	982,668	1,000,388	2,603

Total loans	$45,665	8,513	47,709	101,887	7,461,201	7,563,088	2,603

(1)
Represents acquired loans that were originally recorded at fair value upon acquisition. These loans are considered to be accruing because we can reasonably estimate future cash flows on and expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value and their expected cash flows into interest income.

The following table provides information related to loan payment delinquencies at December 31, 2016 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Total loans receivable	90 Days or greater delinquent and accruing (1)
Originated loans:
Personal Banking:
Residential mortgage loans	$26,212	5,806	12,792	44,810	2,536,443	2,581,253	—
Home equity loans	5,785	1,305	4,783	11,873	1,014,442	1,026,315	—
Consumer loans	8,598	3,204	3,518	15,320	461,725	477,045	—
Total Personal Banking	40,595	10,315	21,093	72,003	4,012,610	4,084,613	—

Commercial Banking:
Commercial real estate loans	7,674	3,674	16,508	27,856	1,944,227	1,972,083	—
Commercial loans	1,067	1,957	3,107	6,131	449,244	455,375	—
Total Commercial Banking	8,741	5,631	19,615	33,987	2,393,471	2,427,458	—
Total originated loan	49,336	15,946	40,708	105,990	6,406,081	6,512,071	—

Acquired loans:
Personal Banking:
Residential mortgage loans	1,174	421	829	2,424	131,087	133,511	452
Home equity loans	1,020	258	973	2,251	300,206	302,457	204
Consumer loans	1,270	405	320	1,995	163,921	165,916	15
Total Personal Banking	3,464	1,084	2,122	6,670	595,214	601,884	671

Commercial Banking:
Commercial real estate loans	2,703	821	4,762	8,286	361,720	370,006	2,006
Commercial loans	111	124	413	648	72,738	73,386	147
Total Commercial Banking	2,814	945	5,175	8,934	434,458	443,392	2,153
Total acquired loan	6,278	2,029	7,297	15,604	1,029,672	1,045,276	2,824

Total	$55,614	17,975	48,005	121,594	7,435,753	7,557,347	2,824
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

The following table sets forth information about credit quality indicators updated during the quarter ended March 31, 2017 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans:
Personal Banking:
Residential mortgage loans	$2,561,508	—	15,303	—	—	2,576,811
Home equity loans	1,008,295	—	6,480	—	—	1,014,775
Consumer loans	495,477	—	2,645	—	—	498,122
Total Personal Banking	4,065,280	—	24,428	—	—	4,089,708

Commercial Banking:
Commercial real estate loans	1,870,514	38,750	108,319	—	—	2,017,583
Commercial loans	408,666	9,261	37,482	—	—	455,409
Total Commercial Banking	2,279,180	48,011	145,801	—	—	2,472,992
Total originated loans	6,344,460	48,011	170,229	—	—	6,562,700

Acquired loans:
Personal Banking:
Residential mortgage loans	127,695	—	1,563	—	—	129,258
Home equity loans	287,887	—	2,732	—	—	290,619
Consumer loans	144,097	—	886	—	—	144,983
Total Personal Banking	559,679	—	5,181	—	—	564,860

Commercial Banking:
Commercial real estate loans	317,031	9,439	34,421	—	—	360,891
Commercial loans	65,996	2,965	5,676	—	—	74,637
Total Commercial Banking	383,027	12,404	40,097	—	—	435,528
Total acquired loans	942,706	12,404	45,278	—	—	1,000,388

Total loans	$7,287,166	60,415	215,507	—	—	7,563,088

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2016 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans:
Personal Banking:
Residential mortgage loans	$2,564,988	—	16,265	—	—	2,581,253
Home equity loans	1,018,898	—	7,417	—	—	1,026,315
Consumer loans	473,950	—	3,095	—	—	477,045
Total Personal Banking	4,057,836	—	26,777	—	—	4,084,613

Commercial Banking:
Commercial real estate loans	1,821,548	36,321	114,214	—	—	1,972,083
Commercial loans	401,866	15,203	38,306	—	—	455,375
Total Commercial Banking	2,223,414	51,524	152,520	—	—	2,427,458
Total originated loans	6,281,250	51,524	179,297	—	—	6,512,071

Acquired loans:
Personal Banking:
Residential mortgage loans	131,717	—	1,794	—	—	133,511
Home equity loans	300,100	—	2,357	—	—	302,457
Consumer loans	165,094	—	822	—	—	165,916
Total Personal Banking	596,911	—	4,973	—	—	601,884

Commercial Banking:
Commercial real estate loans	331,780	7,403	30,823	—	—	370,006
Commercial loans	68,127	1,989	3,270	—	—	73,386
Total Commercial Banking	399,907	9,392	34,093	—	—	443,392
Total acquired loans	996,818	9,392	39,066	—	—	1,045,276

Total	$7,278,068	60,916	218,363	—	—	7,557,347

(5)	Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	March 31, 2017	December 31, 2016
Amortizable intangible assets:
Core deposit intangibles — gross	$63,685	37,953
Acquisitions	—	25,732
Less: accumulated amortization	(35,845)	(34,378)
Core deposit intangibles — net	27,840	29,307
Customer and Contract intangible assets — gross	10,474	8,496
Acquisitions	—	1,978
Less: accumulated amortization	(7,630)	(7,348)
Customer and Contract intangible assets — net	$2,844	3,126

The following table shows the actual aggregate amortization expense for the quarters ended March 31, 2017 and 2016, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended March 31, 2017	$1,749
For the quarter ended March 31, 2016	675
For the year ending December 31, 2017	6,764
For the year ending December 31, 2018	5,848
For the year ending December 31, 2019	4,933
For the year ending December 31, 2020	4,017
For the year ending December 31, 2021	3,188
For the year ending December 31, 2022	2,456

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community Banking	Consumer Finance	Total
Balance at December 31, 2015	$260,123	1,613	261,736
Goodwill acquired-FNFG	45,167	—	45,167
Goodwill acquired-Best Insurance Agency	404	—	404
Goodwill acquired- Winan Insurance	113	—	113
Balance at December 31, 2016	305,807	1,613	307,420
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Balance at March 31, 2017	$305,807	1,613	307,420

We performed our annual goodwill impairment test as of June 30, 2016 and concluded that goodwill was not impaired. At March 31, 2017, there were no changes in our operations or other factors that would cause us to update that test. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2016 Annual Report on Form 10-K for a description of our testing procedures.

(6)	Guarantees

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures.  Collateral may be obtained based on management’s credit assessment of the customer.  At March 31, 2017, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $24.7 million, of which $16.0 million is fully collateralized.  At March 31, 2017, we had a liability, which represents deferred income, of $159,000 related to the standby letters of credit.

(7)	Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All stock options outstanding during the quarter ended March 31, 2017 were included in the computation of diluted earnings per share because the options’ exercise price was less than the average market price of the common shares of $17.54. Stock options to purchase 521,786 shares of common stock with a weighted average exercise price of $13.15 per share were outstanding during the quarter ended March 31, 2016 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares of $12.71.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Quarter ended March 31,
	2017	2016
Reported net income	$17,746	17,984

Weighted average common shares outstanding	100,653,277	98,889,744
Dilutive potential shares due to effect of stock options	1,827,272	490,265
Total weighted average common shares and dilutive potential shares	102,480,549	99,380,009

Basic earnings per share:	$0.18	0.18

Diluted earnings per share:	$0.17	0.18

(8)	Pension and Other Post-retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post retirement healthcare plans for the periods indicated (in thousands):

Components of net periodic benefit cost

	Quarter ended March 31,
	Pension benefits		Other post-retirement benefits
	2017	2016	2017	2016
Service cost	$1,537	1,374	—	—
Interest cost	1,737	1,696	18	17
Expected return on plan assets	(2,628)	(2,474)	—	—
Amortization of prior service cost	(581)	(581)	—	—
Amortization of the net loss	928	927	27	23
Net periodic cost	$993	942	45	40

We anticipate making a contribution to our defined benefit pension plan of $4.0 million to $5.0 million during the year ending December 31, 2017.

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At March 31, 2017 and December 31, 2016, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at March 31, 2017 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$431,948	$431,948	$431,948	$—	$—
Securities available-for-sale	876,047	876,047	4,827	861,343	9,877
Securities held-to-maturity	41,888	42,285	—	42,285	—
Loans receivable, net	7,501,984	7,916,346	1,595	—	7,914,751
Assets held-for-sale	146,167	146,167	146,167	—	—
Accrued interest receivable	20,945	20,945	20,945	—	—
FHLB Stock	7,362	7,362	—	—	—
Total financial assets	$9,026,341	9,441,100	605,482	903,628	7,924,628

Financial liabilities:
Savings and checking deposits	$6,490,660	$6,490,660	$6,490,660	—	—
Time deposits	1,495,095	1,585,009	—	—	1,585,009
Liabilities held-for-sale	220,619	220,619	220,619	—	—
Borrowed funds	137,191	137,191	137,191	—	—
Junior subordinated debentures	111,213	112,946	—	—	112,946
Cash flow hedges - swaps	2,270	2,270	—	2,270	—
Accrued interest payable	586	586	586	—	—
Total financial liabilities	$8,457,634	8,549,281	6,849,056	2,270	1,697,955

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at December 31, 2016 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$389,867	389,867	389,867	—	—
Securities available-for-sale	826,200	826,200	4,440	812,394	9,366
Securities held-to-maturity	19,978	20,426	—	20,426	—
Loans receivable, net	7,496,408	7,878,815	9,625	—	7,869,190
Assets held-for-sale	146,660	146,660	146,660	—	—
Accrued interest receivable	21,699	21,699	21,699	—	—
FHLB Stock	7,390	7,390	—	—	—
Total financial assets	$8,908,202	9,291,057	572,291	832,820	7,878,556

Financial liabilities:
Savings and checking accounts	$6,341,735	6,341,735	6,341,735	—	—
Time deposits	1,540,586	1,626,434	—	—	1,626,434
Liabilities held-for-sale	215,649	215,649	215,649	—	—
Borrowed funds	142,899	142,899	142,899	—	—
Junior subordinated debentures	111,213	113,313	—	—	113,313
Cash flow hedges - swaps	2,736	2,736	—	2,736	—
Accrued interest payable	643	643	643	—	—
Total financial liabilities	$8,355,461	8,443,409	6,700,926	2,736	1,739,747

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both March 31, 2017 and December 31, 2016.  There were no transfers of financial instruments between Level 1 and Level 2 during the quarter ended March 31, 2017.

The following table represents assets and liabilities measured at fair value on a recurring basis at March 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Equity securities	$4,827	—	—	4,827

Debt securities:
U.S. government and agencies	—	5	—	5
Government sponsored enterprises	—	293,198	—	293,198
States and political subdivisions	—	59,516	—	59,516
Corporate	—	7,742	9,877	17,619
Total debt securities	—	360,461	9,877	370,338

Residential mortgage-backed securities:
GNMA	—	29,519	—	29,519
FNMA	—	100,014	—	100,014
FHLMC	—	77,891	—	77,891
Non-agency	—	573	—	573
Collateralized mortgage obligations:
GNMA	—	5,821	—	5,821
FNMA	—	150,228	—	150,228
FHLMC	—	130,577	—	130,577
SBA	—	6,178	—	6,178
Non-agency	—	81	—	81
Total mortgage-backed securities	—	500,882	—	500,882

Interest rate swaps	—	(2,270)	—	(2,270)

Total assets and liabilities	$4,827	859,073	9,877	873,777

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Equity securities	$4,440	—	—	4,440

Debt securities:
U.S. government and agencies	—	6	—	6
Government sponsored enterprises	—	294,170	—	294,170
States and political subdivisions	—	63,070	—	63,070
Corporate	—	7,614	9,366	16,980
Total debt securities	—	364,860	9,366	374,226

Residential mortgage-backed securities:
GNMA	—	30,883	—	30,883
FNMA	—	106,578	—	106,578
FHLMC	—	82,115	—	82,115
Non-agency	—	579	—	579
Collateralized mortgage obligations:
GNMA	—	6,287	—	6,287
FNMA	—	95,186	—	95,186
FHLMC	—	119,197	—	119,197
SBA	—	6,608	—	6,608
Non-agency	—	101	—	101
Total mortgage-backed securities	—	447,534	—	447,534

Interest rate swaps	—	(2,736)	—	(2,736)

Total assets and liabilities	$4,440	809,658	9,366	823,464

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Quarter ended
	March 31, 2017	March 31, 2016
Beginning balance	$9,366	8,955

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	—
Included in other comprehensive income	511	(365)

Purchases	—	—
Sales	—	—
Transfers in to Level 3	—	—
Transfers out of Level 3	—	—

Ending balance	$9,877	8,590

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at March 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans measured for impairment	$—	—	41,934	41,934
Real estate owned	—	—	6,242	6,242

Total assets	$—	—	48,176	48,176

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment, mortgage servicing rights, and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at December 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans measured for impairment	$—	—	41,933	41,933
Mortgage loan servicing	$—	—	246	246
Real estate owned	—	—	4,889	4,889

Total assets	$—	—	47,068	47,068

 Impaired loans — A loan is considered to be impaired as described in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2016 Annual Report on Form 10-K. We classify loans individually evaluated for impairment that require a specific reserve as nonrecurring Level 3.

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

The table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2017 (dollar amounts in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Debt securities	$9,877	Discounted cash	Discount margin	0.4% to 2.1% (0.7%)
		flow	Default rates	1.0%
			Prepayment speeds	1.0 annually

Loans measured for impairment	41,934	Appraisal value (1)	Estimated cost to sell	10.0%
		Discounted cash flow	Discount rate	3.8% to 20.0% (11.0%)

Real estate owned	6,242	Appraisal value (1)	Estimated cost to sell	10.0%

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

(10)	Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities) and Derivatives

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

As a result of the LNB acquisition we acquired two statutory business trusts: LNB Trust I and LNB Trust II; both are Delaware statutory business trusts.  The outstanding stock issued by LNB Trust I was redeemed on December 15, 2015. At March 31, 2017, LNB Trust II had 7,875 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $7,875,000) with a stated maturity of June 15, 2037. These securities carry a fixed interest rate of 6.64% through June 15, 2017, then becomes a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.48%.  LNB Trust II invested the proceeds of the offerings in junior subordinated deferrable interest debentures acquired by the Company.  The structure of these debentures mirrors the structure of the trust-preferred securities. LNB Trust II holds $8,119,000 of junior subordinated debentures. The subordinated debentures are the sole assets of the Trusts. Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts.

Derivatives Designated as Hedging Instruments

We are currently a counterparty to two interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV.  The first swap modifies the re-pricing characteristics of Trust III, wherein for a ten year period expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The other swap modifies the re-pricing characteristics of Trust IV, wherein for a ten year period expiring in December 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contracts is not significant.  At March 31, 2017, $2.6 million of cash was pledged as collateral to the counterparty.

At March 31, 2017, the fair value of the swap agreements was $(2.3) million and was the amount we would have expected to pay if the contracts were terminated.  There was no material hedge ineffectiveness for these swaps.

Derivatives Not Designated as Hedging Instruments

We are currently a counterparty to foreign exchange contracts, which include spot and forward contracts, which are commitments to buy or sell foreign currency at an agreed-upon price on an agreed-upon settlement date.  We use these instruments on a limited basis to eliminate exposure to fluctuations in currency exchange rates on certain commercial loans that are denominated in foreign currencies. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated loans increase or decrease. Gains or losses on the foreign exchange contracts substantially offset the translation gains and losses on the related foreign currency denominated loans.

     The following table sets forth information related to derivatives at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Derivatives designed as hedging instruments:
Fair value adjustment (1)	$2,270	2,736
Notional amount	50,000	50,000

Derivatives not designed as hedging instruments:
Foreign exchange adjustment (2)	34	—
Notional amount	2,741	—
(1) Included in other liabilities.
(2) Included in other assets.

(11)	Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of March 31, 2017 we have not accrued for any legal proceedings based on our analysis of currently available information which is subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances.  Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(12)	Changes in Accumulated Other Comprehensive Income/ (Loss)

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended March 31, 2017
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2016	$395	(1,778)	(26,608)	(27,991)

Other comprehensive income before reclassification adjustments	658	303	—	961
Amounts reclassified from accumulated other comprehensive income (1), (2)	(11)	—	220	209

Net other comprehensive income	647	303	220	1,170

Balance as of March 31, 2017	$1,042	(1,475)	(26,388)	(26,821)

	For the quarter ended March 31, 2016
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2015	$3,325	(2,779)	(25,081)	(24,535)

Other comprehensive income before reclassification adjustments	3,464	(140)	—	3,324
Amounts reclassified from accumulated other comprehensive income (3), (4)	28	—	225	253

Net other comprehensive income/ (loss)	3,492	(140)	225	3,577

Balance as of March 31, 2016	$6,817	(2,919)	(24,856)	(20,958)

(1)	Consists of realized gain on securities (gain on sales of investments, net) of $19, net of tax (income tax expense) of $(8).

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $581 and amortization of net loss (compensation and employee benefits) of $(954), net of tax (income tax expense) of $153.  See note 8.

(3)	Consists of realized loss on securities (gain on sales of investments, net) of $(39), net of tax (income tax expense) of $11.

(4)
Consists of amortization of prior service cost (compensation and employee benefits) of $581 and amortization of net loss (compensation and employee benefits) of $(950), net of tax (income tax expense) of $144.  See note 8.

(13)    Other items

The Company previously announced that it has entered into a purchase and assumption agreement to sell its three bank branches located in the greater Baltimore, Maryland area to Shore Bancshares, Inc.'s banking subsidiary, Shore United Bank. This divestiture includes approximately $220.0 million of deposits, $145.0 million of performing loans and $50.0 million of cash. The transaction includes a deposit premium of 8.0% and based on the amounts at the time the agreement was signed Northwest anticipates recording a gain of approximately $17.0 million . The sale is expected to close on May 19, 2017.

The following table provides information related to assets and liabilities held-for-sale at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Assets held-for-sale:
Residential mortgage loans	$26,458	$26,406
Home equity loans	16,353	15,725
Consumer loans	847	522
Commercial real estate loans	98,659	101,123
Commercial loans	2,850	2,884
Total loans	145,167	146,660
Accrued interest receivable	405	416
Premises and equipment, net	5,368	5,452
Total assets held-for-sale	$150,940	$152,528

Liabilities held-for-sale:
Noninterest-bearing demand deposits	$38,413	$34,657
Interest-bearing demand deposits	17,890	17,181
Money market deposit accounts	46,249	45,806
Savings deposits	56,195	55,205
Time deposits	61,872	62,800
Total deposits	220,619	215,649
Accrued interest payable	8	8
Total liabilities held-for-sale	$220,627	$215,657

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

Important factors that might cause such a difference include, but are not limited to:

•	changes in laws, government regulations or policies affecting financial institutions, including regulatory fees and capital requirements;

•	general economic conditions, either nationally or in our market areas, that are different than expected;

•	competition among other financial institutions and non-depository entities;

•	inflation and changes in the interest rate environment that impact our margins or the fair value of financial instruments;

•	adverse changes in the securities markets;

•	cyber security concerns, including an interruption or breach in the security of our information systems;

•	our ability to enter new markets successfully and/or capitalize on growth opportunities;

•	managing our internal growth and our ability to successfully integrate acquired entities, businesses and branch offices;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to continue to increase and manage our business and personal loans;

•	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;

•	the impact of the economy on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;

•	our ability to receive regulatory approvals for proposed transactions or new lines of business:

•	the impact of the current governmental effort to restructure the U.S. financial and regulatory system;

•	changes in the financial performance and/or condition of our borrowers; and

•
the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

Overview of Critical Accounting Policies Involving Estimates

Please refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2016 Annual Report on Form 10-K.

Executive Summary and Comparison of Financial Condition

Total assets at March 31, 2017 were $9.732 billion, an increase of $107.9 million, or 1.1%, from $9.624 billion at December 31, 2016.  This increase in assets was due primarily to a $113.8 million, or 9.2%, increase in cash and investments. This increase was funded by a $103.4 million, or 1.3%, increase in deposits.

Total loans receivable increased by $5.7 million, to $7.563 billion at March 31, 2017, from $7.557 billion at December 31, 2016 due to increases in our comercial banking loan portfolio. Loans funded during the quarter ended March 31, 2017, of $638.2 million exceeded loan maturities, and principal repayments of $601.5 million and mortgage loan sales of $26.7 million. Our commercial banking loan portfolio increased by $37.7 million, or 1.3%, to $2.909 billion at March 31, 2017 from $2.871 billion at December 31, 2016, as we continue to emphasize the origination of commercial real estate loans. Partially offsetting this increase was a decrease in our personal banking loan portfolio of $31.9 million, or 0.7%, to $4.655 billion at March 31, 2017 from $4.686 billion at December 31, 2016, due primarily to the resumption of the seasonal slowdown, as well as a decrease in refinancing activity, related to the increase in market interest rates.

     Total deposits increased across all of our regions by a total of $103.4 million, or 1.3%, to $7.986 billion at March 31, 2017 from $7.882 billion at December 31, 2016. Noninterest-bearing demand deposits increased by $81.1 million, or 5.6%, to $1.530 billion at March 31, 2017 from $1.449 billion at December 31, 2016. Interest-bearing demand deposits increased by $20.2 million, or 1.4%, to $1.449 billion at March 31, 2017 from $1.428 billion at December 31, 2016. Savings deposits increased by $62.2 million, or 3.8%, to $1.685 billion at March 31, 2017 from $1.623 billion at December 31, 2016. Partially offsetting these increases was a decrease in time deposits of $45.5 million, or 3.0%, to $1.495 billion at March 31, 2017 from $1.541 billion at December 31, 2016. Additionally, money market demand accounts decreased by $14.5 million, or 0.8%, to $1.827 billion at March 31, 2017 from $1.842 billion at December 31, 2016. Consistent with prior years, customers continue to accumulate cash in the first quarter, as well as our emphasis on attracting low-cost fee-based deposits.

Borrowed funds decreased by $5.7 million, or 4.0%, to $137.2 million at March 31, 2017, from $142.9 million at December 31, 2016. This decrease is due to the normal fluctuation in the balance of collateralized borrowings.

Total shareholders’ equity at March 31, 2017 was $1.178 billion, or $11.55 per share, an increase of $6.9 million, or 0.6%, from $1.171 billion, or $11.51 per share, at December 31, 2016.  This increase in equity was primarily the result of net income of $17.7 million and a decrease in accumulated other comprehensive loss of $1.2 million due to an improvement in the net unrealized gain of the investment securities portfolio during the quarter ended March 31, 2017. Partially offsetting these increases was the payment of cash dividends of $16.2 million during the quarter ended March 31, 2017.

As previously announced, we intend to close the 44 offices of our consumer finance subsidiary, NCDC, effective July 14, 2017. As part of this closure, all NCDC loans will be transferred to Northwest for servicing and collections. Northwest will continue to make direct consumer loans to qualified customers as well as continue to offer indirect sales finance loans through various dealers and retailers. Pre-tax expenses associated with this closure are expected to be approximately $3.0 million over the next two quarters. As disclosed in our segment reporting in the December 31, 2016, Form 10-K, NCDC contributed approximately $1.6 million of noninterest income in 2016, had a provision for loan losses of $3.7 million, noninterest expense of $11.6 million, and net income after taxes of $486,000. It is expected that net interest income will decrease over time when the approximately $40.0 million portfolio of high rate consumer discount loans roll off as we will no longer be originating such loans.

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

	At March 31, 2017
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,052,567	14.817%	657,115	9.250%	799,193	11.250%
Northwest Bank	975,920	13.753%	656,379	9.250%	798,298	11.250%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	990,799	13.947%	515,036	7.250%	657,115	9.250%
Northwest Bank	914,806	12.892%	514,459	7.250%	656,379	9.250%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	882,924	12.429%	408,477	5.750%	550,556	7.750%
Northwest Bank	914,806	12.892%	408,019	5.750%	549,939	7.750%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	990,799	10.583%	374,494	4.000%	468,118	5.000%
Northwest Bank	914,806	9.783%	374,047	4.000%	467,559	5.000%
(1) Amounts and ratios include the current capital conservation buffer of 1.250%, with the exception of Tier 1 capital to average assets (leverage ratio).

	At December 31, 2016
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,051,582	14.873%	609,835	8.625%	751,246	10.625%
Northwest Bank	961,279	13.609%	609,248	8.625%	750,523	10.625%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	990,153	14.004%	468,424	6.625%	609,835	8.625%
Northwest Bank	900,328	12.746%	467,973	6.625%	609,248	8.625%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	882,278	12.478%	362,366	5.125%	503,777	7.125%
Northwest Bank	900,328	12.746%	362,017	5.125%	503,292	7.125%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	990,153	10.530%	376,116	4.000%	470,145	5.000%
Northwest Bank	900,328	9.585%	375,735	4.000%	469,669	5.000%
(1) Amounts and ratios include the 2016 capital conservation buffer of 0.625%, with the exception of Tier 1 capital to average assets (leverage ratio).

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at March 31, 2017 was 13.5%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At March 31, 2017 Northwest had $3.278 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, as well as $90.5 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

Dividends

We paid $16.2 million and $15.0 million in cash dividends during the quarters ended March 31, 2017 and 2016, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 94.1% and 83.3% for the quarters ended March 31, 2017 and 2016, respectively, on regular dividends of $0.16 per share for the quarter ended March 31, 2017 and on regular dividends of $0.15 per share for the quarter ended March 31, 2016. On April 19, 2017, the Board of Directors declared a dividend of $0.16 per share payable on May 18, 2017 to shareholders of record as of May 4, 2016.  This represents the 90th consecutive quarter we have paid a cash dividend.

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

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Loans 90 days or more past due
Residential mortgage loans	$12,326	$13,621
Home equity loans	6,258	5,756
Consumer loans	3,637	3,923
Commercial real estate loans	23,009	21,834
Commercial loans	2,744	3,520
Total loans 90 days or more past due	$47,974	$48,654
Total real estate owned (REO)	6,242	4,889
Total loans 90 days or more past due and REO	54,216	53,543
Total loans 90 days or more past due to net loans receivable	0.64%	0.65%
Total loans 90 days or more past due and REO to total assets	0.56%	0.56%
Nonperforming loans:
Nonaccrual loans - loans 90 days or more delinquent	45,105	45,181
Nonaccrual loans - loans less than 90 days delinquent	28,185	34,355
Loans 90 days or more past maturity and still accruing	265	649
Total nonperforming loans	73,555	80,185
Total nonperforming assets	$79,797	85,074
Nonaccrual troubled debt restructured loans (1)	$18,273	16,346
Accruing troubled debt restructured loans	25,305	26,580
Total troubled debt restructured loans	$43,578	42,926

(1)	Included in nonaccurual loans above.

At March 31, 2017, we expect to fully collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent. As a result, we do not consider these loans that are 90 days or more delinquent, which total $2.6 million, to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment. Impaired loans at March 31, 2017 and December 31, 2016 were $99.9 million and $108.1 million, respectively.

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

In addition to the reviews by management’s Credit Committee and the Board of Directors’ Risk Management Committee, regulators from either the FDIC or the Pennsylvania Department of Banking and Securities perform an extensive review on an annual basis for the adequacy of the ALL and its conformity with regulatory guidelines and pronouncements.  Any recommendations or enhancements from these independent parties are considered by management and the Credit Committee and implemented accordingly.

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses, which the Credit Committee assesses regularly for appropriateness.  As part of the analysis as of March 31, 2017, we considered the economic conditions in our markets, such as unemployment and bankruptcy levels as well as changes in estimates of real estate collateral values.  In addition, we considered the overall trends in asset quality, specific reserves already established for criticized loans, historical loss rates and collateral valuations. The allowance for loan losses increased by $165,000, or 0.3%, to $61.1 million, or 0.81% of total loans at March 31, 2017 from $60.9 million, or 0.81% of total loans, at December 31, 2016.

We also consider how the levels of non-accrual loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Nonaccrual loans of $73.3 million or 0.97% of total loans receivable at March 31, 2017 decreased by $6.2 million, or 7.9%, from $79.5 million, or 0.99% of total loans receivable, at December 31, 2016. As a percentage of average loans, annualized net charge-offs increased to 0.23% for the quarter ended March 31, 2017 compared to 0.21% for the year ended December 31, 2016.

Comparison of Operating Results for the Quarters Ended March 31, 2017 and 2016

Net income for the quarter ended March 31, 2017 was $17.7 million, or $0.17 per diluted share, a decrease of $238,000, or 1.3%, from net income of $18.0 million, or $0.18 per diluted share, for the quarter ended March 31, 2016.  The decrease in net income resulted from increases in noninterest expense of $8.3 million, or 13.2%, and provision for loan losses of $2.9 million, or 179.3%. Partially offsetting these factors were increases in net interest income of $9.0 million, or 12.6%, and noninterest income of $2.1 million, or 10.6%. Net income for the quarter ended March 31, 2017 represents annualized returns on average equity and average assets of 6.15% and 0.75%, respectively, compared to 6.21% and 0.81% for the same quarter last year.  A further discussion of significant changes follows.

Interest Income

Total interest income increased by $2.0 million, or 2.3%, to $87.3 million for the quarter ended March 31, 2017 from $85.3 million for the quarter ended March 31, 2016. This increase is the result of an increase in the average balance of interest earning assets of $633.5 million, or 7.7%, to $8.809 billion for the quarter ended March 31, 2017 from $8.175 billion for the quarter ended March 31, 2016. Partially offsetting this increase was a decrease in the average yield earned on interest earning assets to 4.02% for the quarter ended March 31, 2017 from 4.20% for the quarter ended March 31, 2016.

Interest income on loans receivable increased by $2.0 million, or 2.4%, to $82.8 million for the quarter ended March 31, 2017 from $80.8 million for the quarter ended March 31, 2016.  This increase in interest income on loans receivable is attributed to an increase in the average balance of loans receivable of $438.7 million, or 6.1%, to $7.658 billion for the quarter ended March 31, 2017 from $7.219 billion for the quarter ended March 31, 2016. This increase is due primarily to the addition of $455.9 million of loans acquired from FNFG in the third quarter of 2016. Partially offsetting this increase was a decline in the average yield on loans receivable which decreased to 4.38% for the quarter ended March 31, 2017 from 4.50% for the quarter ended March 31, 2016.

Interest income on mortgage-backed securities decreased by $7,000, or 0.3%, and remained at $2.2 million for both the quarters ended March 31, 2017 and 2016.  The average balance of mortgage-backed securities decreased by $16.6 million, or 3.4%, to $471.7 million for the quarter ended March 31, 2017 from $488.3 million for the quarter ended March 31, 2016. Offsetting this decrease was an increase in the average yield on mortgage-backed securities to 1.88% for the quarter ended March 31, 2017 from 1.83% for the quarter ended March 31, 2016 due to both an increase in short-term market interest rates that positively impacted our adjustable rate mortgage-backed securities and the purchase of fixed rate mortgage-backed securities with yields higher than the existing portfolio.

Interest income on investment securities decreased by $187,000, or 10.6%, to $1.6 million for the quarter ended March 31, 2017 from $1.8 million for the quarter ended March 31, 2016. This decrease is attributable to decreases in both the average balance and average yield. The average yield on investment securities decreased to 1.67% for the quarter ended March 31, 2017 from 1.82% for the quarter ended March 31, 2016 due to higher yielding municipal securities being called and replaced with lower yielding, shorter term government agency securities. The average balance of investment securities decreased by $9.7 million, or 2.5%, to $377.8 million for the quarter ended March 31, 2017 from $387.5 million for the quarter ended March 31, 2016.  This decrease is due primarily to the maturity or call of municipal and government agency securities.

Dividends on FHLB stock decreased by $408,000, or 87.4%, to $59,000 for the quarter ended March 31, 2017 from $467,000 for the quarter ended March 31, 2016. This decrease is attributable to decreases in both the average balance and average yield. The average yield on FHLB stock decreased to 3.28% for the quarter ended March 31, 2017 from 5.06% for the quarter ended March 31, 2016. Additionally, the average balance of FHLB stock decreased by $29.8 million, or 80.3% to $7.3 million for the quarter ended March 31, 2017 from $37.1 million for the quarter ended March 31, 2016. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits increased by $601,000, to $660,000 for the quarter ended March 31, 2017 from $59,000 for the quarter ended March 31, 2016.  This increase is attributable to increases in both the average balance and average yield. The average balance of interest-earning deposits increased by $250.8 million, or 575.5%, to $294.4 million for the quarter ended March 31, 2017 from $43.6 million for the quarter ended March 31, 2016, due to increased customer deposits and the sale of residential mortgage loans into the secondary market. Additionally, the average yield on interest-earning deposits increased to 0.90% for the quarter ended March 31, 2017 from 0.54% for the quarter ended March 31, 2016, as a result of the 25 basis point increases in December 2016 and March 2017 of the Federal Funds rate targeted by the Federal Reserve Bank.

Interest Expense

Interest expense decreased by $7.0 million, or 51.3%, to $6.7 million for the quarter ended March 31, 2017 from $13.7 million for the quarter ended March 31, 2016.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities, which decreased to 0.40% for the quarter ended March 31, 2017 from 0.86% for the quarter ended March 31, 2016, and a decrease in the average balance of borrowed funds. The decrease in both the average cost of interest-bearing liabilities and the average balance of borrowed funds is due primarily to the payoff of all FHLB advances in the third quarter of 2016. Additionally, the average cost of each deposit type declined from the prior year in this continued historically low interest rate environment. Partially offsetting the decrease in cost was an increase in the average balance of interest-bearing deposits of $1.125 billion, or 20.6%, to $6.578 billion for the quarter ended March 31, 2017 from $5.452 billion for the quarter ended March 31, 2016. This increase is due primarily to the addition of $1.643 billion, at fair value, of deposit balances from the FNFG branch acquisition in the third quarter of 2016 and our success at generating new low-cost deposit relationships.

Net Interest Income

Net interest income increased by $9.0 million, or 12.6%, to $80.6 million for the quarter ended March 31, 2017 from $71.6 million for the quarter ended March 31, 2016.  This increase is attributable to the factors discussed above. The repayment of all FHLB advances with the $1.643 billion in deposits from the FNFG branch acquisition improved our net interest spread and margin. Our net interest rate spread increased to 3.62% for the quarter ended March 31, 2017 from 3.34% for the quarter ended March 31, 2016 and our net interest margin increased to 3.71% for the quarter ended March 31, 2017 from 3.55% for the quarter ended March 31, 2016.

Provision for Loan Losses

The provision for loan losses increased by $2.9 million, or 179.3%, to $4.6 million for the quarter ended March 31, 2017 from $1.7 million for the quarter ended March 31, 2016.  This increase is due primarily to the downgrade of two commercial banking loan relationships requiring an additional $1.2 million of combined reserves and the increase of annualized net charge-offs to 0.23% of total loans for the quarter ended March 31, 2017 compared to 0.11% for the quarter ended March 31, 2016. In addition, reserves were increased due to substantial growth in our indirect auto and commercial finance portfolios, as well a for the planned closure of our consumer finance subsidiary. However, total nonaccrual loans decreased by $862,000, or 1.2%, to $73.3 million at March 31, 2017 from $74.2 million at March 31, 2016 and total delinquent loans decreased by $12.1 million, or 10.6%, to $101.9 million at March 31, 2017 from $114.0 million at March 31, 2016 despite the addition of $455.9 million of loan balances, at fair value, from the FNFG branch acquisition in the third quarter of 2016.

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

Noninterest Income

Noninterest income increased by $2.1 million, or 10.6%, to $21.5 million for the quarter ended March 31, 2017 from $19.4 million for the quarter ended March 31, 2016. The increase is primarily attributable to increases in service charges and fees and trust and other financial services income. Service charges and fees increased by $1.6 million, or 16.4%, to $11.7 million for the quarter ended March 31, 2017 from $10.1 million for the quarter ended March 31, 2016, due primarily to the growth in checking accounts from the FNFG branch acquisition and the successful execution of internal growth initiatives. Trust and other financial services income increased by $1.0 million, or 32.0%, to $4.3 million for the quarter ended March 31, 2017 from $3.3 million for the quarter ended March 31, 2016, due to internal and acquisition related growth. Partially offsetting these improvements was a decrease in income from bank owned life insurance of $527,000, or 33.0%, due to death benefits received during the first quarter of 2016.

Noninterest Expense

Noninterest expense increased by $8.3 million, or 13.2%, to $71.6 million for the quarter ended March 31, 2017 from $63.3 million for the quarter ended March 31, 2016.  This increase is primarily the result of increases in compensation and employee benefits, processing expenses, amortization of intangible assets, premises and occupancy costs, and office operations. Compensation and employee benefits increased by $4.8 million, or 14.3%, to $37.8 million for the quarter ended March 31, 2017 from $33.0 million for the quarter ended March 31, 2016.  This increase is due primarily to the employees retained from the FNFG branch acquisition, an increase in health-care costs, and normal annual merit increases. Processing expenses increased by $1.5 million, amortization of intangible assets increased by $1.1 million, premises and occupancy costs increased by $979,000, and office operations increased by $762,000, due primarily to the incremental costs of associated with the 18 FNFG branches acquired in the third quarter of 2016. Partially offsetting these increases was a decrease in other expense of $756,000, or 17.6%, due primarily to the timing of charitable contributions made in the first quarter of 2016 to utilize Pennsylvania Education Improvement Tax Credits.

Income Taxes

The provision for income taxes decreased by $29,000, or 0.4%, to $8.1 million for the quarters ended March 31, 2017 and 2016. This decrease in income tax expense is primarily the result of a decrease in our income before income taxes of $267,000, or 1.0%. Our effective tax rate for the quarter ended March 31, 2017 was 31.2% compared to 31.0% for the quarter ended March 31, 2016. We anticipate our effective tax rate to be between 31.0% and 33.0% for all of 2017.

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

	Quarter ended Quarter Ended March 31,
	2017				2016
	Average balance		Interest	Avg. yield/ cost (g)	Average balance		Interest	Avg. yield/ cost (g)
Assets:
Interest-earning assets: (h)
Residential mortgage loans	$2,718,904		27,309	4.02%	$2,739,787		29,786	4.35%
Home equity loans	1,332,647		14,201	4.32%	1,177,406		12,642	4.32%
Consumer loans	627,288		9,701	6.27%	510,091		8,219	6.48%
Commercial real estate loans	2,456,070		26,562	4.33%	2,349,748		25,993	4.38%
Commercial loans	522,847		5,515	4.22%	441,977		4,723	4.23%
Loans receivable (a) (b) (includes FTE adjustments of $537 and $582, respectively)	7,657,756		83,288	4.41%	7,219,009		81,363	4.53%
Mortgage-backed securities (c)	471,674		2,222	1.88%	488,294		2,229	1.83%
Investment securities (c) (includes FTE adjustments of $306 and $389, respectively)	377,819		1,881	1.99%	387,460		2,151	2.22%
FHLB stock	7,305		59	3.28%	37,098		467	5.06%
Other interest-earning deposits	294,391		660	0.90%	43,578		59	0.54%
Total interest-earning assets (includes FTE adjustments of $843 and $971, respectively)	8,808,945		88,110	4.06%	8,175,439		86,269	4.24%
Noninterest earning assets (d)	799,569				735,562

Total assets	$9,608,514				$8,911,001

Liabilities and shareholders’ equity:
Interest-bearing liabilities: (i)
Savings deposits	$1,702,528		755	0.18%	$1,405,800		865	0.25%
Interest-bearing checking deposits	1,422,284		116	0.03%	1,093,839		156	0.06%
Money market deposit accounts	1,879,292		1,074	0.23%	1,288,535		865	0.27%
Time deposits	1,573,574		3,520	0.91%	1,664,322		4,202	1.02%
Borrowed funds (e)	136,872		58	0.17%	899,439		6,539	2.92%
Junior subordinated debentures	111,213		1,167	4.20%	111,213		1,119	3.98%
Total interest-bearing liabilities	6,825,763		6,690	0.40%	6,463,148		13,746	0.86%
Noninterest-bearing checking deposits (f)	1,506,268				1,161,151
Noninterest-bearing liabilities	106,578				122,667

Total liabilities	8,438,609				7,746,966

Shareholders’ equity	1,169,905				1,164,035

Total liabilities and shareholders’ equity	$9,608,514				$8,911,001

Net interest income/ Interest rate spread			81,420	3.66%			72,523	3.38%

Net interest-earning assets/ Net interest margin	$1,983,182			3.75%	$1,712,291			3.57%

Ratio of interest-earning assets to interest-bearing liabilities	1.29	X			1.26	X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(e)	Average balances include FHLB borrowings and collateralized borrowings.

(f)	Average cost of deposits were 0.27% and 0.37%, respectively.

(g)
Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 4.38% and 4.50%, respectively; Investment securities — 1.67% and 1.82%, respectively; interest-earning assets — 4.02% and 4.20%, respectively. GAAP basis net interest rate spreads were 3.62% and 3.34%, respectively; and GAAP basis net interest margins were 3.71% and 3.55%, respectively.

(h)	Includes assets held-for-sale.

(i)	Includes liabilities held-for-sale.

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

Quarters ended March 31, 2017 and 2016

	Rate	Volume	Net Change
Interest earning assets:
Loans receivable	$(3,441)	5,366	1,925
Mortgage-backed securities	71	(78)	(7)
Investment securities	(222)	(48)	(270)
FHLB stock	(91)	(317)	(408)
Other interest-earning deposits	165	436	601
Total interest-earning assets	(3,518)	5,359	1,841

Interest-bearing liabilities:
Savings deposits	(290)	180	(110)
Interest-bearing checking deposits	(86)	46	(40)
Money market deposit accounts	(184)	393	209
Time deposits	(455)	(227)	(682)
Borrowed funds	(1,804)	(4,677)	(6,481)
Junior subordinated debentures	48	—	48
Total interest-bearing liabilities	(2,771)	(4,285)	(7,056)

Net change in net interest income	$(747)	9,644	8,897

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at March 31, 2017 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from March 31, 2017 levels.

	Increase			Decrease
Non-parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/ (decrease) in net interest income	(0.4)%	(1.0)%	(1.2)%	(4.4)%
Projected percentage increase/ (decrease) in net income	—%	(0.5)%	(0.2)%	(10.7)%
Projected increase/ (decrease) in return on average equity	—%	(0.5)%	(0.2)%	(10.2)%
Projected increase/ (decrease) in earnings per share	$—	$(0.01)	$—	$(0.12)
Projected percentage increase/ (decrease) in market value of equity	(3.5)%	(9.4)%	(12.9)%	(3.4)%

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

Item 1A.  Risk Factors

Except as previously disclosed, there have been no material updates or additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)                                  Not applicable.

b.)                                  Not applicable.

c.)            The following table discloses information regarding the repurchase of shares of common stock during the quarter ending March 31, 2017:

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan (1)	Maximum number of shares yet to be purchased under the plan (1)
January	—	$—	—	4,834,089
February	—	—	—	4,834,089
March	—	—	—	4,834,089
	—	$—

(1)	Reflects the program for 5,000,000 shares announced December 13, 2012. This program does not have an expiration date.

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	May 10, 2017	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	May 10, 2017	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller
(Principal Accounting Officer)