Form 10-Q
period 2017-06-30
Northwest Bancshares, Inc.
filed 2017-08-09
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock ($0.01 par value) 102,494,924 shares outstanding as of July 31, 2017

NORTHWEST BANCSHARES, INC.

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2017	December 31, 2016
Assets
Cash and due from banks	$111,772	119,403
Interest-earning deposits in other financial institutions	44,355	266,902
Federal funds sold and other short-term investments	640	3,562
Marketable securities available-for-sale (amortized cost of $949,161 and $825,552)	952,802	826,200
Marketable securities held-to-maturity (fair value of $36,560 and $20,426)	36,206	19,978
Total cash and investments	1,145,775	1,236,045

Personal Banking loans:
Residential mortgage loans held-for-sale	10,297	9,625
Residential mortgage loans	2,740,174	2,705,139
Home equity loans	1,301,032	1,328,772
Consumer loans	658,125	642,961
Total Personal Banking loans	4,709,628	4,686,497
Commercial Banking loans:
Commercial real estate loans	2,396,663	2,342,089
Commercial loans	580,446	528,761
Total Commercial Banking loans	2,977,109	2,870,850
Total loans	7,686,737	7,557,347
Allowance for loan losses	(62,885)	(60,939)
Total loans, net	7,623,852	7,496,408

Assets held-for-sale	—	152,528
Federal Home Loan Bank stock, at cost	8,142	7,390
Accrued interest receivable	21,667	21,699
Real estate owned, net	6,030	4,889
Premises and equipment, net	154,785	161,185
Bank owned life insurance	172,023	171,449
Goodwill	307,420	307,420
Other intangible assets	28,935	32,433
Other assets	30,381	32,194
Total assets	$9,499,010	9,623,640

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing checking deposits	$1,577,562	1,448,972
Interest-bearing checking deposits	1,440,196	1,428,317
Money market deposit accounts	1,800,261	1,841,567
Savings deposits	1,685,282	1,622,879
Time deposits	1,467,946	1,540,586
Total deposits	7,971,247	7,882,321

Liabilities held-for-sale	—	215,657
Borrowed funds	110,441	142,899
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	111,213	111,213
Advances by borrowers for taxes and insurance	48,446	36,879
Accrued interest payable	530	635
Other liabilities	60,203	63,373
Total liabilities	8,302,080	8,452,977

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 102,478,146 and 101,699,406 shares issued, respectively	1,025	1,017
Paid-in capital	726,036	718,834
Retained earnings	495,017	478,803
Accumulated other comprehensive loss	(25,148)	(27,991)
Total shareholders’ equity	1,196,930	1,170,663
Total liabilities and shareholders’ equity	$9,499,010	9,623,640
See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Quarter ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Loans receivable	$84,714	81,506	167,465	162,287
Mortgage-backed securities	2,987	2,115	5,209	4,344
Taxable investment securities	981	756	1,987	1,794
Tax-free investment securities	529	707	1,098	1,431
FHLB dividends	50	401	109	868
Interest-earning deposits	536	70	1,196	129
Total interest income	89,797	85,555	177,064	170,853
Interest expense:
Deposits	5,826	5,865	11,291	11,953
Borrowed funds	1,240	4,143	2,465	11,801
Total interest expense	7,066	10,008	13,756	23,754
Net interest income	82,731	75,547	163,308	147,099
Provision for loan losses	5,562	4,199	10,199	5,859
Net interest income after provision for loan losses	77,169	71,348	153,109	141,240
Noninterest income:
Gain on sale of investments	3	227	20	354
Service charges and fees	12,749	10,630	24,466	20,695
Trust and other financial services income	4,600	3,277	8,904	6,538
Insurance commission income	2,353	2,768	5,147	5,482
Gain/ (loss) on real estate owned, net	(230)	111	(297)	360
Income from bank owned life insurance	1,652	1,105	2,720	2,700
Mortgage banking income	434	446	674	664
Gain on sale of offices	17,186	—	17,186	—
Other operating income	2,730	1,711	4,161	2,930
Total noninterest income	41,477	20,275	62,981	39,723
Noninterest expense:
Compensation and employee benefits	37,658	33,210	75,413	66,243
Premises and occupancy costs	7,103	6,275	14,619	12,812
Office operations	4,170	3,343	8,392	6,803
Collections expense	553	729	1,102	1,405
Processing expenses	9,639	8,172	19,548	16,586
Marketing expenses	2,846	2,541	4,994	4,432
Federal deposit insurance premiums	856	1,442	2,023	2,945
Professional services	2,452	2,129	5,027	3,962
Amortization of intangible assets	1,749	710	3,498	1,385
Real estate owned expense	217	295	499	606
Restructuring/ acquisition expense	2,634	3,386	2,857	4,021
FHLB prepayment penalty	—	36,978	—	36,978
Other expenses	3,385	2,912	6,936	7,219
Total noninterest expense	73,262	102,122	144,908	165,397
Income before income taxes	45,384	(10,499)	71,182	15,566
Federal and state income taxes expense/ (benefit)	14,402	(3,491)	22,454	4,590
Net income/ (loss)	$30,982	(7,008)	48,728	10,976
Basic earnings per share	$0.31	(0.07)	0.48	0.11
Diluted earnings per share	$0.30	(0.07)	0.48	0.11

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income/ (loss)	$30,982	(7,008)	48,728	10,976
Other comprehensive income net of tax:
Net unrealized holding gains on marketable securities:
Unrealized holding gains net of tax of $(845), $(659), $(1,159), and $(2,879), respectively	1,290	1,027	1,948	4,502
Reclassification adjustment for (gains)/ losses included in net income, net of tax of $39, $(14), $47, and $(25), respectively	(56)	22	(67)	39
Net unrealized holding gains on marketable securities	1,234	1,049	1,881	4,541

Change in fair value of interest rate swaps, net of tax of $(118), $(90), $(281), and $(14), respectively	218	166	521	26

Defined benefit plan:
Reclassification adjustment for prior period service costs included in net income, net of tax of $(154), $(144), $(307), and $(288), respectively	221	226	441	451

Other comprehensive income	1,673	1,441	2,843	5,018

Total comprehensive income/ (loss)	$32,655	(5,567)	51,571	15,994

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(dollars in thousands, expect share data)

Quarter ended June 30, 2016

					Accumulated Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (Loss)	of ESOP	Equity
Balance at March 31, 2016	101,848,509	$1,018	718,027	492,316	(20,958)	(19,815)	1,170,588

Comprehensive income:
Net loss	—	—	—	(7,008)	—	—	(7,008)

Other comprehensive income, net of tax of $(907)	—	—	—	—	1,441	—	1,441

Total comprehensive income/(loss)	—	—	—	(7,008)	1,441	—	(5,567)

Exercise of stock options	300,721	4	3,262	—	—	—	3,266

Stock-based compensation expense, including tax benefit of $187	323,717	3	1,691	—	—	445	2,139

Dividends paid ($0.15 per share)	—	—	—	(14,971)	—	—	(14,971)

Balance at June 30, 2016	102,472,947	$1,025	722,980	470,337	(19,517)	(19,370)	1,155,455

Quarter ended June 30, 2017

					Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (Loss)	Equity
Balance at March 31, 2017	101,987,942	$1,020	723,055	480,309	(26,821)	1,177,563

Comprehensive income:
Net income	—	—	—	30,982	—	30,982

Other comprehensive income, net of tax of $(1,078)	—	—	—	—	1,673	1,673

Total comprehensive income	—	—	—	30,982	1,673	32,655

Exercise of stock options	112,154	1	1,275	—	—	1,276

Stock-based compensation expense	378,050	4	1,706	—	—	1,710

Dividends paid ($0.16 per share)	—	—	—	(16,274)	—	(16,274)

Balance at June 30, 2017	102,478,146	$1,025	726,036	495,017	(25,148)	1,196,930

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(dollars in thousands, expect share data)

Six Months Ended June 30, 2016

					Accumulated Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (Loss)	of ESOP	Equity
Beginning balance at December 31, 2015	$101,871,737	$1,019	717,603	489,292	(24,535)	(20,216)	1,163,163

Comprehensive income:
Net income	—	—	—	10,976	—	—	10,976

Other comprehensive income, net of tax of $(3,206)	—	—	—	—	5,018	—	5,018

Total comprehensive income	—	—	—	10,976	5,018	—	15,994

Exercise of stock options	423,393	5	4,578	—	—	—	4,583

Stock-based compensation expense, including tax benefit of $206	323,717	3	2,549	—	—	846	3,398

Share repurchases	(145,900)	(2)	(1,750)	—	—	—	(1,752)

Dividends paid ($0.30 per share)	—	—	—	(29,931)	—	—	(29,931)

Ending balance at June 30, 2016	102,472,947	$1,025	722,980	470,337	(19,517)	(19,370)	1,155,455

Six Months Ended June 30, 2017

					Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (Loss)	Equity
Beginning balance at December 31, 2016	101,699,406	$1,017	718,834	478,803	(27,991)	1,170,663

Comprehensive income:
Net income	—	—	—	48,728	—	48,728

Other comprehensive income, net of tax of $(1,700)	—	—	—	—	2,843	2,843

Total comprehensive income	—	—	—	48,728	2,843	51,571

Exercise of stock options	400,690	4	4,578	—	—	4,582

Stock-based compensation expense	378,050	4	2,624	—	—	2,628

Share repurchases	—	—	—	—	—	—

Dividends paid ($0.32 per share)	—	—	—	(32,514)	—	(32,514)

Ending balance at June 30, 2017	102,478,146	$1,025	726,036	495,017	(25,148)	1,196,930

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net Income	$48,728	10,976
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,199	5,859
Net gain on sale of assets	(361)	(2,127)
Net gain on sale of offices	(17,186)	—
Net depreciation, amortization and accretion	8,115	5,332
Decrease in other assets	20,922	23,505
Increase/ (decrease) in other liabilities	(1,734)	2,284
Net amortization on marketable securities	1,050	1,035
Noncash write-down of real estate owned	719	927
FHLB prepayment penalty	—	24,520
Deferred income tax benefit	—	(650)
Origination of loans held for sale	(37,613)	(114,140)
Proceeds from sale of loans held for sale	37,199	74,042
Noncash compensation expense related to stock benefit plans	2,628	3,192
Net cash provided by operating activities	72,666	34,755

INVESTING ACTIVITIES:
Purchase of marketable securities held-to-maturity	(23,621)	—
Purchase of marketable securities available-for-sale	(208,850)	(2,000)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	7,385	6,544
Proceeds from maturities and principal reductions of marketable securities available-for-sale	64,741	177,781
Proceeds from sale of marketable securities available-for-sale	19,478	91
Loan originations	(1,337,829)	(1,221,930)
Proceeds from loan maturities and principal reductions	1,346,050	1,182,305
Net (purchase)/ sale of Federal Home Loan Bank stock	(752)	582
Proceeds from sale of real estate owned	2,372	5,989
Sale of real estate owned for investment, net	304	304
Net (purchase)/ disposal of premises and equipment	502	(8,235)
Acquisitions, net of cash received	—	(684)
Net cash provided by/ (used in) investing activities	(130,220)	140,747

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
(in thousands)

	Six Months Ended June 30,
	2017	2016
FINANCING ACTIVITIES:
Increase/ (decrease) in deposits, net	$(126,723)	23,420
Repayments of long-term borrowings, including prepayment penalty	—	(774,546)
Net increase/ (decrease) in short-term borrowings	(32,458)	734,988
Increase in advances by borrowers for taxes and insurance	11,567	11,553
Cash dividends paid	(32,514)	(29,931)
Purchase of common stock for retirement	—	(1,752)
Proceeds from stock options exercised	4,582	4,583
Excess tax benefit from stock-based compensation	—	206
Net cash used in financing activities	(175,546)	(31,479)

Net increase/ (decrease) in cash and cash equivalents	$(233,100)	144,023

Cash and cash equivalents at beginning of period	$389,867	167,408
Net increase/ (decrease) in cash and cash equivalents	(233,100)	144,023
Cash and cash equivalents at end of period	$156,767	311,431

Cash and cash equivalents:
Cash and due from banks	$111,772	87,711
Interest-earning deposits in other financial institutions	44,355	223,084
Federal funds sold and other short-term investments	640	636
Total cash and cash equivalents	$156,767	311,431

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $11,028 and $11,335, respectively)	$13,869	25,010
Income taxes	$9,805	1,502

Business acquisitions:
Fair value of assets acquired, excluding cash received	$—	810
Cash paid, net	—	(684)
Liabilities assumed	$—	126

Non-cash activities:
Loans foreclosures and repossessions	$5,062	1,854
Sale of real estate owned financed by the Company	$168	1,260

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

(1)	Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company”) or (“NWBI”), a Maryland corporation headquartered in Warren, Pennsylvania, is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Bank, a Pennsylvania-chartered savings bank (“Northwest”).  Northwest is regulated by the FDIC and the Pennsylvania Department of Banking. Northwest operates 173 community-banking offices throughout Pennsylvania, western New York, and eastern Ohio.

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

 The results of operations for the quarter and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other period.

Stock-Based Compensation

On May 17, 2017, the Company awarded employees 754,210 stock options and directors 64,800 stock options with an exercise price of $15.57 and grant date fair value of $1.55 per stock option, and the Company awarded employees 353,750 restricted common shares and directors 24,300 restricted common shares with a grant date fair value of $15.24.  Awarded stock options and common shares vest over a ten-year period with the first vesting occurring on the grant date. Stock-based compensation expense of $1.7 million and $1.9 million for the quarters ended June 30, 2017 and 2016, and $2.6 million and $3.2 million for the six months ended June 30, 2017 and 2016 , respectively, was recognized in compensation expense relating to stock benefit plans.  At June 30, 2017 there was compensation expense of $4.7 million to be recognized for awarded but unvested stock options and $18.5 million for unvested common shares.

 Income Taxes- Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  At June 30, 2017 the Company had no liability for unrecognized tax benefits.

The Company recognizes interest accrued related to: (1) unrecognized tax benefits in other expenses and (2) refund claims in other operating income, and penalties (if any) in other expenses. We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2016, 2015, 2014 and 2013.

 Impact of New Accounting Standards

In May 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers (Topic 606)”. This guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of this guidance requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and provides five steps to be analyzed to accomplish the core principle. This guidance is effective retrospectively for annual reporting periods beginning after December 15, 2017, including interim periods within those years and early adoption is not permitted. We are continuing our overall assessment of revenue streams and reviewing contracts potentially affected by this guidance and other revenue streams associated with contracts with third parties to determine the potential impact to our results of operations, financial position, and disclosures.

In January 2016 the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10)”. This guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Additionally, this guidance requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not believe this standard will have a material impact on our results of operations and financial position.

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

(2)	Branch Sale

On May 19, 2017, Northwest Bank completed the sale of its three full-service offices in Maryland to Shore United Bank, a subsidiary of Shore Bancshares, Inc. The transaction included a deposit premium of 8.0% which resulted in a gain of $17.2 million.

The following table provides information related to assets and liabilities sold:

Cash from offices	$1,104
Loans	124,832
Accrued interest	299
Fixed Assets	5,362
Other assets	1
Total assets sold	131,598

Deposits and other liabilities:
Deposits	211,716
Other liabilities	8
Total liabilities sold	211,724

Payment to Shore United	62,940
Gain on sale of offices	$17,186

(3)	Business Segments

We previously operated in two reportable business segments: Community Banking and Consumer Finance. The Community Banking segment provides services traditionally offered by full-service community banks, including business and personal deposit accounts and business and personal loans, as well as insurance, brokerage and investment management and trust services. The Consumer Finance segment, which was comprised of Northwest Consumer Discount Company ("NCDC"), a subsidiary of Northwest offered personal installment loans for a variety of consumer and real estate products. This activity was funded primarily through an intercompany borrowing relationship with Allegheny Services, Inc., a subsidiary of Northwest. As previously announced, all NCDC offices were closed on July 14, 2017; this closure eliminates our consumer finance segment. Net income is the primary measure used by management to measure segment performance. The following tables provide financial information for these reportable segments.  The “All Other” column represents the parent company and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.

At or for the quarter ended (in thousands):

	Community	Consumer
June 30, 2017	Banking	Finance	All other (1)	Consolidated
External interest income	$86,266	3,509	22	89,797
Intersegment interest income/ expense	679	—	(679)	—
Interest expense	5,915	679	472	7,066
Provision for loan losses	4,548	1,014	—	5,562
Noninterest income	40,475	95	907	41,477
Noninterest expense	67,301	4,655	1,306	73,262
Income tax expense/ (benefit)	16,078	(1,138)	(538)	14,402
Net income/ (loss)	$33,578	(1,606)	(990)	30,982
Total assets	$9,386,087	99,806	13,117	9,499,010

	Community	Consumer
June 30, 2016	Banking	Finance	All other (1)	Consolidated
External interest income	$80,998	4,324	233	85,555
Intersegment interest income/ expense	631	—	(631)	—
Interest expense	8,924	631	453	10,008
Provision for loan losses	3,365	834	—	4,199
Noninterest income	19,848	400	27	20,275
Noninterest expense	98,940	2,878	304	102,122
Income tax expense/ (benefit)	(3,245)	158	(404)	(3,491)
Net income/ (loss)	$(6,507)	223	(724)	(7,008)
Total assets	$8,839,334	108,282	16,359	8,963,975

(1)	Consists of intercompany elimination entries and holding company income and expense.

At or for the six months ended (in thousands):

	Community	Consumer
June 30, 2017	Banking	Finance	All other (1)	Consolidated
External interest income	$169,449	7,533	82	177,064
Intersegment interest income	1,335	—	(1,335)	—
Interest expense	11,473	1,335	948	13,756
Provision for loan losses	6,678	3,521	—	10,199
Noninterest income	61,731	321	929	62,981
Noninterest expense	135,732	7,517	1,659	144,908
Income tax expense/ (benefit)	25,372	(1,875)	(1,043)	22,454
Net income/ (loss)	$53,260	(2,644)	(1,888)	48,728
Total assets	$9,386,087	99,806	13,117	9,499,010

	Community	Consumer
June 30, 2016	Banking	Finance	All other (1)	Consolidated
External interest income	$161,836	8,567	450	170,853
Intersegment interest income	1,273	—	(1,273)	—
Interest expense	21,605	1,273	876	23,754
Provision for loan losses	4,578	1,281	—	5,859
Noninterest income	38,854	780	89	39,723
Noninterest expense	158,912	5,807	678	165,397
Income tax expense/ (benefit)	4,997	409	(816)	4,590
Net income/ (loss)	$11,871	577	(1,472)	10,976
Total assets	$8,839,334	108,282	16,359	8,963,975

(1)	Consists of intercompany elimination entries and holding company income and expense.

(4)    Investment securities and impairment of investment securities

     The following table shows the portfolio of investment securities available-for-sale at June 30, 2017 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year or less	$3	—	—	3

Debt issued by government sponsored enterprises:
Due in one year or less	85,630	17	(85)	85,562
Due in one year through five years	198,564	75	(1,866)	196,773
Due in five years through ten years	—	—	—	—
Due after ten years	5,782	—	(56)	5,726

Equity securities	3,351	1,724	(6)	5,069

Municipal securities:
Due in one year or less	2,529	8	—	2,537
Due in one year through five years	8,252	91	(2)	8,341
Due in five years through ten years	13,353	243	—	13,596
Due after ten years	30,238	713	(1)	30,950

Corporate debt issues:
Due after ten years	14,398	4,457	(224)	18,631

Residential mortgage-backed securities:
Fixed rate pass-through	149,196	1,554	(2,386)	148,364
Variable rate pass-through	37,855	1,667	(4)	39,518
Fixed rate non-agency CMOs	59	—	—	59
Fixed rate agency CMOs	319,044	398	(2,910)	316,532
Variable rate agency CMOs	80,907	289	(55)	81,141
Total residential mortgage-backed securities	587,061	3,908	(5,355)	585,614
Total marketable securities available-for-sale	$949,161	11,236	(7,595)	952,802

The following table shows the portfolio of investment securities available-for-sale at December 31, 2016 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year or less	$6	—	—	6

Debt issued by government sponsored enterprises:
Due in one year or less	74,980	5	(33)	74,952
Due after one year through five years	220,937	203	(2,504)	218,636
Due after five years through ten years	585	—	(3)	582

Equity securities	3,351	1,095	(6)	4,440

Municipal securities:
Due in one year or less	2,449	7	—	2,456
Due after one year through five years	9,448	105	(21)	9,532
Due after five years through ten years	11,794	137	(1)	11,930
Due after ten years	38,141	1,027	(16)	39,152

Corporate debt issues:
Due after ten years	14,367	2,935	(322)	16,980

Residential mortgage-backed securities:
Fixed rate pass-through	175,398	1,849	(2,680)	174,567
Variable rate pass-through	43,587	2,007	(6)	45,588
Fixed rate non-agency CMOs	100	1	—	101
Fixed rate agency CMOs	165,535	185	(3,455)	162,265
Variable rate agency CMOs	64,874	306	(167)	65,013
Total residential mortgage-backed securities	449,494	4,348	(6,308)	447,534
Total marketable securities available-for-sale	$825,552	9,862	(9,214)	826,200

The following table shows the portfolio of investment securities held-to-maturity at June 30, 2017 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Municipal securities:
Due after ten years	2,000	10	—	2,010

Residential mortgage-backed securities:
Fixed rate pass-through	4,183	198	—	4,381
Variable rate pass-through	2,512	30	—	2,542
Fixed rate agency CMOs	26,723	121	(17)	26,827
Variable rate agency CMOs	788	12	—	800
Total residential mortgage-backed securities	34,206	361	(17)	34,550
Total marketable securities held-to-maturity	$36,206	371	(17)	36,560

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2016 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Municipal securities:
Due after ten years	$4,808	65	—	4,873

Residential mortgage-backed securities:
Fixed rate pass-through	4,807	217	—	5,024
Variable rate pass-through	2,848	58	—	2,906
Fixed rate agency CMOs	6,674	94	—	6,768
Variable rate agency CMOs	841	14	—	855
Total residential mortgage-backed securities	15,170	383	—	15,553
Total marketable securities held-to-maturity	$19,978	448	—	20,426

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2017 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$248,390	(1,905)	27,926	(102)	276,316	(2,007)
Municipal securities	4,115	(3)	—	—	4,115	(3)
Corporate issues	—	—	2,207	(224)	2,207	(224)
Equity securities	—	—	545	(6)	545	(6)
Residential mortgage-backed securities - agency	295,550	(3,243)	82,318	(2,129)	377,868	(5,372)

Total temporarily impaired securities	$548,055	(5,151)	112,996	(2,461)	661,051	(7,612)

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

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the quarter and six months ended June 30, 2017 (in thousands):

	2017	2016
Beginning balance at April1, (1)	$7,942	8,424
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the quarter	—	(16)
Reduction for securities sold/ called realized during the quarter	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at June 30,	$7,942	8,408
(1) The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods

	2017	2016
Beginning balance at January 1, (1)	$7,942	8,436
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the quarter	—	(28)
Reduction for securities sold/ called realized during the nine months	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at June 30,	$7,942	8,408
(1) The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(5)    Loans receivable

The following table shows a summary of our loans receivable at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
	Originated	Acquired	Total	Originated	Acquired	Total
Personal Banking:
Residential mortgage loans (1)	$2,625,450	124,394	2,749,844	2,582,218	133,511	2,715,729
Home equity loans	1,022,522	278,510	1,301,032	1,026,315	302,457	1,328,772
Consumer loans	519,659	125,773	645,432	467,637	163,622	631,259
Total Personal Banking	4,167,631	528,677	4,696,308	4,076,170	599,590	4,675,760

Commercial Banking:
Commercial real estate loans	2,194,165	332,109	2,526,274	2,140,678	372,991	2,513,669
Commercial loans	537,429	75,290	612,719	481,543	75,676	557,219
Total Commercial Banking	2,731,594	407,399	3,138,993	2,622,221	448,667	3,070,888
Total loans receivable, gross	6,899,225	936,076	7,835,301	6,698,391	1,048,257	7,746,648

Deferred loan costs	22,470	2,131	24,601	20,081	2,294	22,375
Allowance for loan losses	(56,627)	(6,258)	(62,885)	(55,293)	(5,646)	(60,939)
Undisbursed loan proceeds:
Residential mortgage loans	(11,281)	—	(11,281)	(11,638)	—	(11,638)
Commercial real estate loans	(127,067)	(2,544)	(129,611)	(168,595)	(2,985)	(171,580)
Commercial loans	(30,894)	(1,379)	(32,273)	(26,168)	(2,290)	(28,458)
Total loans receivable, net	$6,695,826	928,026	7,623,852	6,456,778	1,039,630	7,496,408
(1) Includes $10.3 million and $9.6 million of loans held for sale at June 30, 2017 and December 31, 2016, respectively.

Acquired loans were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification (“ASC”) Topic 310-30 or ASC Topic 310-20. The following table provides information related to the outstanding principal balance and related carrying value of acquired loans for the dates indicated (in thousands):

	June 30, 2017	December 31, 2016
Acquired loans evaluated individually for future credit losses:
Outstanding principal balance	$13,099	16,108
Carrying value	10,054	12,665

Acquired loans evaluated collectively for future credit losses:
Outstanding principal balance	931,526	1,040,378
Carrying value	924,230	1,032,611

Total acquired loans:
Outstanding principal balance	944,625	1,056,486
Carrying value	934,284	1,045,276

The following table provides information related to the changes in the accretable discount, which includes income recognized from contractual cash flows for the dates indicated (in thousands):

Total
Balance at December 31, 2015	$2,019
Accretion	(1,170)
Net reclassification from nonaccretable yield	1,338
Balance at December 31, 2016	2,187
Accretion	(883)
Net reclassification from nonaccretable yield	289
Balance at June 30, 2017	$1,593

The following table provides information related to acquired impaired loans by portfolio segment and by class of financing receivable at and for the six months ended June 30, 2017 (in thousands):

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income recognized
Personal Banking:
Residential mortgage loans	$1,241	1,955	71	1,280	88
Home equity loans	1,174	2,288	9	1,268	96
Consumer loans	90	222	3	113	29
Total Personal Banking	2,505	4,465	83	2,661	213

Commercial Banking:
Commercial real estate loans	7,445	8,519	101	8,521	658
Commercial loans	104	115	—	178	12
Total Commercial Banking	7,549	8,634	101	8,699	670

Total	$10,054	13,099	184	11,360	883

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

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended June 30, 2017 (in thousands):

	Balance June 30, 2017	Current period provision	Charge-offs	Recoveries	Balance March 31, 2017
Originated loans:
Personal Banking:
Residential mortgage loans	$4,635	217	(314)	94	4,638
Home equity loans	2,957	295	(343)	16	2,989
Consumer loans	9,747	2,187	(3,393)	524	10,429
Total Personal Banking	17,339	2,699	(4,050)	634	18,056

Commercial Banking:
Commercial real estate loans	22,584	1,488	(72)	533	20,635
Commercial loans	16,704	1,519	(708)	494	15,399
Total Commercial Banking	39,288	3,007	(780)	1,027	36,034
Total originated loans	56,627	5,706	(4,830)	1,661	54,090

Acquired loans:
Personal Banking:
Residential mortgage loans	85	26	(58)	39	78
Home equity loans	623	7	(346)	30	932
Consumer loans	628	(103)	(124)	24	831
Total Personal Banking	1,336	(70)	(528)	93	1,841

Commercial Banking:
Commercial real estate loans	2,446	(1,266)	(257)	256	3,713
Commercial loans	2,476	1,192	(221)	45	1,460
Total Commercial Banking	4,922	(74)	(478)	301	5,173
Total acquired loans	6,258	(144)	(1,006)	394	7,014

Total	$62,885	5,562	(5,836)	2,055	61,104

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

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2017 (in thousands):

	Balance June 30, 2017	Current period provision	Charge-offs	Recoveries	Balance December 31, 2016
Originated loans:
Personal Banking:
Residential mortgage loans	$4,635	184	(467)	262	4,656
Home equity loans	2,957	(112)	(518)	101	3,486
Other consumer loans	9,747	7,537	(6,646)	882	7,974
Total Personal Banking	17,339	7,609	(7,631)	1,245	16,116

Commercial Banking:
Commercial real estate loans	22,584	(1,459)	(335)	711	23,667
Commercial loans	16,704	1,928	(1,654)	920	15,510
Total Commercial Banking	39,288	469	(1,989)	1,631	39,177
Total originated loans	56,627	8,078	(9,620)	2,876	55,293

Acquired loans:
Personal Banking:
Residential mortgage loans	85	141	(195)	68	71
Home equity loans	623	188	(820)	208	1,047
Other consumer loans	628	299	(531)	207	653
Total Personal Banking	1,336	628	(1,546)	483	1,771

Commercial Banking:
Commercial real estate loans	2,446	(601)	(468)	507	3,008
Commercial loans	2,476	2,094	(542)	57	867
Total Commercial Banking	4,922	1,493	(1,010)	564	3,875
Total acquired loans	6,258	2,121	(2,556)	1,047	5,646

Total	$62,885	10,199	(12,176)	3,923	60,939

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

At June 30, 2017, we expect to fully collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent.  As a result, we do not consider our purchased credit impaired loans that are 90 days or more delinquent to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at June 30, 2017 (in thousands):

	Total loans receivable	Allowance for loan losses	Nonaccrual loans (1)	Loans past due 90 days or more and still accruing (2)	TDRs (3)	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,750,471	4,720	13,555	—	7,684	811	—
Home equity loans	1,301,032	3,580	6,392	—	1,725	425	5
Consumer loans	658,125	10,375	3,699	173	—	—	—
Total Personal Banking	4,709,628	18,675	23,646	173	9,409	1,236	5

Commercial Banking:
Commercial real estate loans	2,396,663	25,030	40,191	—	25,719	1,989	113
Commercial loans	580,446	19,180	8,936	9	6,732	778	67
Total Commercial Banking	2,977,109	44,210	49,127	9	32,451	2,767	180

Total	$7,686,737	62,885	72,773	182	41,860	4,003	185

(1)	Includes $17.9 million of nonaccrual TDRs.

(2)	Represents loans 90 days past maturity and still accruing.

(3)	Includes $17.9 million of nonaccrual, and $24.0 million of accruing TDRs.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2016 (in thousands):

	Total loans receivable	Allowance for loan losses	Nonaccrual loans (1)	Loans past due 90 days or more and still accruing (2)	TDRs (3)	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,714,764	4,727	18,264	—	7,299	708	—
Home equity loans	1,328,772	4,533	7,865	—	1,813	450	4
Consumer loans	642,961	8,627	5,109	85	—	—	—
Total Personal Banking	4,686,497	17,887	31,238	85	9,112	1,158	4

Commercial Banking:
Commercial real estate loans	2,342,089	26,675	38,724	564	24,483	2,072	417
Commercial loans	528,761	16,377	9,574	—	9,331	1,360	17
Total Commercial Banking	2,870,850	43,052	48,298	564	33,814	3,432	434

Total	$7,557,347	60,939	79,536	649	42,926	4,590	438

(1)	Includes $16.3 million of nonaccrual TDRs.

(2)	Represents loans 90 days past maturity and still accruing.

(3)	Includes $16.3 million of nonaccrual, and $26.6 million of accruing TDRs.

The following table provides information related to the composition of originated impaired loans by portfolio segment and by class of financing receivable at and for the six months ended June 30, 2017 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$11,637	1,918	—	6,681	20,236	22,013	475
Home equity loans	5,744	648	—	1,363	7,755	8,924	216
Consumer loans	2,809	890	—	—	3,699	4,412	94
Total Personal Banking	20,190	3,456	—	8,044	31,690	35,349	785

Commercial Banking:
Commercial real estate loans	21,295	18,896	5,541	7,638	53,370	53,755	898
Commercial loans	3,642	5,294	982	2,581	12,499	12,868	389
Total Commercial Banking	24,937	24,190	6,523	10,219	65,869	66,623	1,287

Total	$45,127	27,646	6,523	18,263	97,559	101,972	2,072

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

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at June 30, 2017 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,742,121	8,350	8,350	812	—
Home equity loans	1,299,307	1,725	1,725	425	—
Consumer loans	658,008	117	117	31	—
Total Personal Banking	4,699,436	10,192	10,192	1,268	—

Commercial Banking:
Commercial real estate loans	2,363,904	32,759	27,232	3,168	5,527
Commercial loans	570,713	9,733	9,215	1,295	518
Total Commercial Banking	2,934,617	42,492	36,447	4,463	6,045

Total	$7,634,053	52,684	46,639	5,731	6,045

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

The following table provides a roll forward of troubled debt restructurings for the periods indicated (in thousands):

	For the quarters ended June 30,
	2017		2016
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	224	$43,578	227	$48,248
New TDRs	1	348	9	1,662
Re-modified TDRs	1	445	3	863
Net paydowns		(1,458)		(1,421)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Commercial loans	5	(158)	—	—
Paid-off loans:
Residential mortgage loans	—	—	—	—
Home equity loans	4	(32)	1	(1)
Commercial real estate loans	8	(480)	4	(41)
Commercial loans	5	(383)	1	(197)
Ending TDR balance:	203	$41,860	230	$49,113

Accruing TDRs		$23,987		$31,015
Non-accrual TDRs		17,873		18,098

The following table provides a roll forward of troubled debt restructuring for the periods indicated (in thousands):

	For the six months ended June 30,
	2017		2016
	Number of contracts		Number of contracts
Beginning TDR balance:	225	$42,926	227	$51,115
New TDRs	7	4,139	18	5,011
Re-modified TDRs	1	445	4	1,063
Net paydowns		(2,681)		(2,904)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Commercial loans	6	(259)	1	(43)
Paid-off loans:
Residential mortgage loans	—	—	—	—
Home equity loans	5	(32)	3	(232)
Commercial real estate loans	10	(545)	8	(4,562)
Commercial loans	8	(2,133)	3	(335)
Ending TDR balance:	203	$41,860	230	$49,113

Accruing TDRs		$23,987		$31,015
Non-accrual TDRs		17,873		18,098

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended June 30, 2017				For the six months ended June 30, 2017
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	1	$445	431	45	3	$894	877	92
Home equity loans	—	—	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	1	445	431	45	3	894	877	92

Commercial Banking:
Commercial real estate loans	1	348	343	25	4	3,486	3,198	294
Commercial loans	—	—	—	—	1	204	192	14
Total Commercial Banking	1	348	343	25	5	3,690	3,390	308

Total	2	$793	774	70	8	$4,584	4,267	400

During the quarter and six months ended June 30, 2017, no TDRs modified within the previous twelve months have subsequently defaulted.

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

During the quarter and six months ended June 30, 2016, no TDRs modified within the previous twelve months have subsequently defaulted.

The following table provides information as of June 30, 2017 for troubled debt restructuring (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended June 30, 2017 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$—	—	—	431	431
Home equity loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	1	—	—	—	431	431

Commercial Banking:
Commercial real estate loans	1	—	—	343	—	343
Commercial loans	—	—	—	—	—	—
Total Commercial Banking	1	—	—	343	—	343

Total	2	$—	—	343	431	774

The following table provides information as of June 30, 2016 for troubled debt restructuring (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended June 30, 2016 (dollars in thousands):

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

The following table provides information as of June 30, 2017 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the six months ended June 30, 2017 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	3	$111	—	—	766	877
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	3	111	—	—	766	877

Commercial Banking:
Commercial real estate loans	4	—	2,732	466	—	3,198
Commercial loans	1	—	—	192	—	192
Total Commercial Banking	5	—	2,732	658	—	3,390

Total	8	$111	2,732	658	766	4,267

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

The following table provides information related to re-modified troubled debt restructuring by portfolio segment and by class of financing receivable for the quarter ended June 30, 2017 (dollars in thousands):

		Type of re-modification
	Number of re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$—	—	—	431	431
Home equity loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	1	—	—	—	431	431

Commercial Banking:
Commercial real estate loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Total Commercial Banking	—	—	—	—	—	—

Total	1	$—	—	—	431	431

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the quarter ended June 30, 2016 (dollars in thousands):

		Type of re-modification
	Number of re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Commercial Banking:
Commercial real estate loans	—	—	—	—	—	—
Commercial loans	3	—	863	—	—	863
Total Commercial Banking	3	—	863	—	—	863

Total	3	$—	863	—	—	863

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the six months ended June 30, 2017 (in thousands):

		Type of re-modification
	Number of re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$—	—	—	431	431
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	1	—	—	—	431	431

Commercial Banking:
Commercial real estate loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Total Commercial Banking	—	—	—	—	—	—

Total	1	$—	—	—	431	431

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the six months ended June 30, 2016 (dollars in thousands):

		Type of re-modification
	Number of re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Commercial Banking:
Commercial real estate loans	1	—	—	—	191	191
Commercial loans	3	—	863	—	—	863
Total Commercial Banking	4	—	863	—	191	1,054

Total	4	$—	863	—	191	1,054

The following table provides information related to loan payment delinquencies at June 30, 2017 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Total loans receivable	90 Days or greater delinquent and accruing (1)
Originated loans:
Personal Banking:
Residential mortgage loans	$2,892	5,847	11,158	19,897	2,606,180	2,626,077	—
Home equity loans	3,698	1,193	4,405	9,296	1,013,226	1,022,522	—
Consumer loans	7,770	2,970	2,549	13,289	516,932	530,221	—
Total Personal Banking	14,360	10,010	18,112	42,482	4,136,338	4,178,820	—

Commercial Banking:
Commercial real estate loans	4,189	2,520	18,437	25,146	2,041,952	2,067,098	—
Commercial loans	346	109	2,905	3,360	503,175	506,535	—
Total Commercial Banking	4,535	2,629	21,342	28,506	2,545,127	2,573,633	—
Total originated loans	18,895	12,639	39,454	70,988	6,681,465	6,752,453	—

Acquired loans:
Personal Banking:
Residential mortgage loans	1	473	895	1,369	123,025	124,394	416
Home equity loans	360	329	1,395	2,084	276,426	278,510	56
Consumer loans	808	264	272	1,344	126,560	127,904	12
Total Personal Banking	1,169	1,066	2,562	4,797	526,011	530,808	484

Commercial Banking:
Commercial real estate loans	440	848	3,607	4,895	324,670	329,565	749
Commercial loans	1,032	90	737	1,859	72,052	73,911	—
Total Commercial Banking	1,472	938	4,344	6,754	396,722	403,476	749
Total acquired loans	2,641	2,004	6,906	11,551	922,733	934,284	1,233

Total loans	$21,536	14,643	46,360	82,539	7,604,198	7,686,737	1,233

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

The following table sets forth information about credit quality indicators updated during the quarter ended June 30, 2017 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans:
Personal Banking:
Residential mortgage loans	$2,610,917	—	15,160	—	—	2,626,077
Home equity loans	1,016,418	—	6,104	—	—	1,022,522
Consumer loans	527,952	—	2,269	—	—	530,221
Total Personal Banking	4,155,287	—	23,533	—	—	4,178,820

Commercial Banking:
Commercial real estate loans	1,891,834	59,352	115,912	—	—	2,067,098
Commercial loans	454,686	9,030	42,819	—	—	506,535
Total Commercial Banking	2,346,520	68,382	158,731	—	—	2,573,633
Total originated loans	6,501,807	68,382	182,264	—	—	6,752,453

Acquired loans:
Personal Banking:
Residential mortgage loans	122,638	—	1,756	—	—	124,394
Home equity loans	275,915	—	2,595	—	—	278,510
Consumer loans	127,197	—	707	—	—	127,904
Total Personal Banking	525,750	—	5,058	—	—	530,808

Commercial Banking:
Commercial real estate loans	287,162	8,474	33,929	—	—	329,565
Commercial loans	66,834	1,239	5,838	—	—	73,911
Total Commercial Banking	353,996	9,713	39,767	—	—	403,476
Total acquired loans	879,746	9,713	44,825	—	—	934,284

Total loans	$7,381,553	78,095	227,089	—	—	7,686,737

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2016 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans:
Personal Banking:
Residential mortgage loans	$2,564,988	—	16,265	—	—	2,581,253
Home equity loans	1,018,898	—	7,417	—	—	1,026,315
Consumer loans	473,950	—	3,095	—	—	477,045
Total Personal Banking	4,057,836	—	26,777	—	—	4,084,613

Commercial Banking:
Commercial real estate loans	1,821,548	36,321	114,214	—	—	1,972,083
Commercial loans	401,866	15,203	38,306	—	—	455,375
Total Commercial Banking	2,223,414	51,524	152,520	—	—	2,427,458
Total originated loans	6,281,250	51,524	179,297	—	—	6,512,071

Acquired loans:
Personal Banking:
Residential mortgage loans	131,717	—	1,794	—	—	133,511
Home equity loans	300,100	—	2,357	—	—	302,457
Consumer loans	165,094	—	822	—	—	165,916
Total Personal Banking	596,911	—	4,973	—	—	601,884

Commercial Banking:
Commercial real estate loans	331,780	7,403	30,823	—	—	370,006
Commercial loans	68,127	1,989	3,270	—	—	73,386
Total Commercial Banking	399,907	9,392	34,093	—	—	443,392
Total acquired loans	996,818	9,392	39,066	—	—	1,045,276

Total	$7,278,068	60,916	218,363	—	—	7,557,347

(6)	Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization as of the dates indicated (in thousands):

	June 30, 2017	December 31, 2016
Amortizable intangible assets:
Core deposit intangibles — gross	$63,685	37,953
Acquisitions	—	25,732
Less: accumulated amortization	(37,312)	(34,378)
Core deposit intangibles — net	26,373	29,307
Customer and Contract intangible assets — gross	10,474	8,496
Acquisitions	—	1,978
Less: accumulated amortization	(7,912)	(7,348)
Customer and Contract intangible assets — net	$2,562	3,126

The following table shows the actual aggregate amortization expense for the quarters and six months ended June 30, 2017 and 2016, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended June 30, 2017	$1,749
For the quarter ended June 30, 2016	710
For the six months ended June 30, 2017	3,498
For the six months ended June 30, 2016	1,385
For the year ending December 31, 2017	6,764
For the year ending December 31, 2018	5,848
For the year ending December 31, 2019	4,933
For the year ending December 31, 2020	4,017
For the year ending December 31, 2021	3,188
For the year ending December 31, 2022	2,456

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

	Community Banking	Consumer Finance	Total
Balance at December 31, 2015	$260,123	1,613	261,736
Goodwill acquired	45,684	—	45,684
Balance at December 31, 2016	305,807	1,613	307,420
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Balance at June 30, 2017	$305,807	1,613	307,420

We performed our annual goodwill impairment test as of June 30, 2017 and concluded that goodwill was not impaired. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2016 Annual Report on Form 10-K for a description of our testing procedures.

(7)	Guarantees

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At June 30, 2017, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $25.9 million, of which $17.2 million is fully collateralized. At June 30, 2017, we had a liability, which represents deferred income, of $170,000 related to the standby letters of credit.

(8)	Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All stock options outstanding during the quarter ended June 30, 2017 and 2016, were included in the computation of diluted earnings per share because the options’ exercise price was less than the average market price of the common shares of $15.97 and $14.15, respectively. All stock options outstanding during the six months ended June 30, 2017 were included in the computation of diluted earnings per share because the options’ exercise price was less than the average market price of the common shares of $16.75.Stock options to purchase 723,459 shares of common stock with a weighted average exercise price of $14.15 per share were outstanding during the six months ended June 30, 2016 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares of $13.43.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Quarter ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reported net income/ (loss)	$30,982	(7,008)	48,728	10,976

Weighted average common shares outstanding	100,950,772	99,177,609	100,798,209	99,033,676
Dilutive potential shares due to effect of stock options	1,498,921	1,065,833	1,726,849	778,049
Total weighted average common shares and dilutive potential shares	102,449,693	100,243,442	102,525,058	99,811,725

Basic earnings per share:	$0.31	(0.07)	0.48	0.11

Diluted earnings per share:	$0.30	(0.07)	0.48	0.11

(9)    Pension and Other Post-retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post retirement healthcare plans for the periods indicated (in thousands):

Components of net periodic benefit cost

	Quarter ended June 30,
	Pension benefits		Other post-retirement benefits
	2017	2016	2017	2016
Service cost	$1,538	1,374	—	—
Interest cost	1,703	1,695	17	18
Expected return on plan assets	(2,628)	(2,475)	—	—
Amortization of prior service cost	(581)	(580)	—	—
Amortization of the net loss	927	928	27	22
Net periodic cost	$959	942	44	40

	Six Months Ended June 30,
	Pension benefits		Other post-retirement benefits
	2017	2016	2017	2016
Service cost	$3,075	2,748	—	—
Interest cost	3,440	3,391	35	35
Expected return on plan assets	(5,256)	(4,949)	—	—
Amortization of prior service cost	(1,162)	(1,161)	—	—
Amortization of the net loss	1,855	1,855	54	45
Net periodic cost	$1,952	1,884	89	80

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At June 30, 2017 and December 31, 2016, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at June 30, 2017 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$156,767	156,767	156,767	—	$—
Securities available-for-sale	952,802	952,802	5,069	937,095	10,638
Securities held-to-maturity	36,206	36,560	—	36,560	—
Loans receivable, net	7,623,852	7,739,948	10,297	—	7,729,651
Accrued interest receivable	21,667	21,667	21,667	—	—
FHLB Stock	8,142	8,142	—	—	—
Total financial assets	$8,799,436	8,915,886	193,800	973,655	7,740,289

Financial liabilities:
Savings and checking deposits	$6,503,301	6,503,301	6,503,301	—	—
Time deposits	1,467,946	1,486,275	—	—	1,486,275
Borrowed funds	110,441	110,441	110,240	—	201
Junior subordinated debentures	111,213	112,922	—	—	112,922
Cash flow hedges - swaps	1,934	1,934	—	1,934	—
Accrued interest payable	530	530	530	—	—
Total financial liabilities	$8,195,365	8,215,403	6,614,071	1,934	1,599,398

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both June 30, 2017 and December 31, 2016.  There were no transfers of financial instruments between Level 1 and Level 2 during the quarter ended June 30, 2017.

The following table represents assets and liabilities measured at fair value on a recurring basis at June 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Equity securities	$5,069	—	—	5,069

Debt securities:
U.S. government and agencies	—	3	—	3
Government sponsored enterprises	—	288,061	—	288,061
States and political subdivisions	—	55,424	—	55,424
Corporate	—	7,993	10,638	18,631
Total debt securities	—	351,481	10,638	362,119

Residential mortgage-backed securities:
GNMA	—	28,405	—	28,405
FNMA	—	86,586	—	86,586
FHLMC	—	72,323	—	72,323
Non-agency	—	568	—	568
Collateralized mortgage obligations:
GNMA	—	5,484	—	5,484
FNMA	—	213,144	—	213,144
FHLMC	—	179,045	—	179,045
SBA	—	—	—	—
Non-agency	—	59	—	59
Total mortgage-backed securities	—	585,614	—	585,614

Interest rate swaps	—	(1,934)	—	(1,934)

Total assets and liabilities	$5,069	935,161	10,638	950,868

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Equity securities	$4,440	—	—	4,440

Debt securities:
U.S. government and agencies	—	6	—	6
Government sponsored enterprises	—	294,170	—	294,170
States and political subdivisions	—	63,070	—	63,070
Corporate	—	7,614	9,366	16,980
Total debt securities	—	364,860	9,366	374,226

Residential mortgage-backed securities:
GNMA	—	30,883	—	30,883
FNMA	—	106,578	—	106,578
FHLMC	—	82,115	—	82,115
Non-agency	—	579	—	579
Collateralized mortgage obligations:
GNMA	—	6,287	—	6,287
FNMA	—	95,186	—	95,186
FHLMC	—	119,197	—	119,197
SBA	—	6,608	—	6,608
Non-agency	—	101	—	101
Total mortgage-backed securities	—	447,534	—	447,534

Interest rate swaps	—	(2,736)	—	(2,736)

Total assets and liabilities	$4,440	809,658	9,366	823,464

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Quarter ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Beginning balance	$9,877	8,590	9,366	8,955

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	—	—	—
Included in other comprehensive income	761	129	1,272	(236)

Purchases	—	—	—	—
Sales	—	—	—	—
Transfers in to Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance	$10,638	8,719	10,638	8,719

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at June 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans measured for impairment	$—	—	40,908	40,908
Mortgage servicing rights	$—	—	131	131
Real estate owned	—	—	6,030	6,030

Total assets	$—	—	47,069	47,069

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

The table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2017 (dollar amounts in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Debt securities	$10,638	Discounted cash	Discount margin	0.4% to 2.1% (0.7%)
		flow	Default rates	1.0%
			Prepayment speeds	1.0 annually

Loans measured for impairment	40,908	Appraisal value (1)	Estimated cost to sell	10.0%
		Discounted cash flow	Discount rate	4.25% to 10.0% (7.50%)

Mortgage servicing rights	131	Discounted cash	Annual service cost	$80
		flow	Prepayment rates	9.4% to 15.6% (11.2%)
			Expected life (months)	67.25 to 47.14 (60.9)
			Option adjusted spread	800 basis points
			Forward yield curve	1.05% to 2.1% (1.5%)

Real estate owned	6,030	Appraisal value (1)	Estimated cost to sell	10.0%

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

As a result of the LNB acquisition we acquired two statutory business trusts: LNB Trust I and LNB Trust II; both are Delaware statutory business trusts.  The outstanding stock issued by LNB Trust I was redeemed on December 15, 2015. At June 30, 2017, LNB Trust II had 7,875 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $7,875,000) with a stated maturity of June 15, 2037. These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.48%.  LNB Trust II invested the proceeds of the offerings in junior subordinated deferrable interest debentures acquired by the Company.  The structure of these debentures mirrors the structure of the trust-preferred securities. LNB Trust II holds $8,119,000 of junior subordinated debentures. The subordinated debentures are the sole assets of the Trusts. Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts.

Derivatives Designated as Hedging Instruments

We are currently a counterparty to two interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV.  The first swap modifies the re-pricing characteristics of Trust III, wherein for a ten year period expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The other swap modifies the re-pricing characteristics of Trust IV, wherein for a ten year period expiring in December 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contracts is not significant.  At June 30, 2017, $2.6 million of cash was pledged as collateral to the counterparty.

At June 30, 2017, the fair value of the swap agreements was $(1.9) million and was the amount we would have expected to pay if the contracts were terminated.  There was no material hedge ineffectiveness for these swaps.

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

     The following table sets forth information related to derivatives at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Derivatives designed as hedging instruments:
Fair value adjustment (1)	$1,934	2,736
Notional amount	50,000	50,000
Collateral posted	2,555	3,005

Derivatives not designed as hedging instruments:
Foreign exchange adjustment (2)	(85)	—
Notional amount	4,324	—
(1) Included in other liabilities.
(2) Included in other assets.

(12)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of June 30, 2017 we have not accrued for any legal proceedings based on our analysis of currently available information which is subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances.  Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(13)	Changes in Accumulated Other Comprehensive Income/ (Loss)

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended June 30, 2017
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2017	$1,042	(1,475)	(26,388)	(26,821)

Other comprehensive income before reclassification adjustments	1,290	218	—	1,508
Amounts reclassified from accumulated other comprehensive income/ (loss) (1), (2)	(56)	—	221	165

Net other comprehensive income	1,234	218	221	1,673

Balance as of June 30, 2017	$2,276	(1,257)	(26,167)	(25,148)

	For the quarter ended June 30, 2016
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2016	$6,817	(2,919)	(24,856)	(20,958)
Other comprehensive income before reclassification adjustments	1,027	166	—	1,193
Amounts reclassified from accumulated other comprehensive income (3), (4)	22	—	226	248
Net other comprehensive income	1,049	166	226	1,441
Balance as of June 30, 2016	$7,866	(2,753)	(24,630)	(19,517)

(1)	Consists of realized gain on securities (gain on sales of investments, net) of $95, net of tax (income tax expense) of $(39).

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $581 and amortization of net loss (compensation and employee benefits) of $(956), net of tax (income tax expense) of $154.  See note 9.

(3)	Consists of realized loss on securities (gain on sales of investments, net) of $(36), net of tax (income tax expense) of $14.

(4)
Consists of amortization of prior service cost (compensation and employee benefits) of $580 and amortization of net loss (compensation and employee benefits) of $(950), net of tax (income tax expense) of $144.  See note 9.

	For the six months ended June 30, 2017
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2016	$395	(1,778)	(26,608)	(27,991)
Other comprehensive income before reclassification adjustments	1,948	521	—	2,469
Amounts reclassified from accumulated other comprehensive income/ (loss) (1), (2)	(67)	—	441	374
Net other comprehensive income	1,881	521	441	2,843
Balance as of June 30, 2017	$2,276	(1,257)	(26,167)	(25,148)

	For the six months ended June 30, 2016
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2015	$3,325	(2,779)	(25,081)	(24,535)
Other comprehensive income before reclassification adjustments	4,502	26	—	4,528
Amounts reclassified from accumulated other comprehensive income (3), (4)	39	—	451	490
Net other comprehensive income	4,541	26	451	5,018
Balance as of June 30, 2016	$7,866	(2,753)	(24,630)	(19,517)

(1)	Consists of realized gains on securities (gain on sales of investments, net) of $114, net of tax (income tax expense) of $(47).

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $1,162 and amortization of net loss (compensation and employee benefits) of $(1,910), net of tax (income tax expense) of $307. See note 9.

(3)	Consists of realized gains on securities (gain on sales of investments, net) of $(64), net of tax (income tax expense) of $25.

(4)
Consists of amortization of prior service cost (compensation and employee benefits) of $1,161 and amortization of net loss (compensation and employee benefits) of $(1,900), net of tax (income tax expense) of $288. See note 9.

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

Overview of Critical Accounting Policies Involving Estimates

Please refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2016 Annual Report on Form 10-K.

Executive Summary and Comparison of Financial Condition

Total assets at June 30, 2017 were $9.499 billion, a decrease of $124.6 million, or 1.3%, from $9.624 billion at December 31, 2016.  This decrease in assets was due primarily to $131.6 million of assets sold and a cash payment of $62.9 million to Shore United Bank on May 19, 2017, in connection with our selling three branch offices.

Total loans receivable increased by $129.4 million, or 1.7%, to $7.687 billion at June 30, 2017, from $7.557 billion at December 31, 2016 due primarily to an increase in our commercial banking loan portfolio of $106.3 million, or 3.7%, to $2.977 billion at June 30, 2017 from $2.871 billion at December 31, 2016. This increase was due to our continued emphasis on the origination of commercial loans. Additionally, our personal banking loan portfolio increased by $23.1 million, or 0.5%, to $4.710 billion at June 30, 2017 from $4.686 billion at December 31, 2016, due primarily to the continued growth of our residential mortgage and indirect auto portfolios.

     Total deposits increased across all of our regions by a total of $88.9 million, or 1.1%, to $7.971 billion at June 30, 2017 from $7.882 billion at December 31, 2016. Noninterest-bearing checking deposits increased by $128.6 million, or 8.9%, to $1.578 billion at June 30, 2017 from $1.449 billion at December 31, 2016. Interest-bearing checking deposits increased by $11.9 million, or 0.8%, to $1.440 billion at June 30, 2017 from $1.428 billion at December 31, 2016. Savings deposits increased by $62.4 million, or 3.8%, to $1.685 billion at June 30, 2017 from $1.623 billion at December 31, 2016. Partially offsetting these increases was a decrease in time deposits of $72.6 million, or 4.7%, to $1.468 billion at June 30, 2017 from $1.541 billion at December 31, 2016. Additionally, money market demand accounts decreased by $41.3 million, or 2.2%, to $1.800 billion at June 30, 2017 from $1.842 billion at December 31, 2016. Despite modest increases in interest rates, these changes reflect our customers' preference for more liquid deposit products, as well as our emphasis on attracting low-cost fee-based deposits.

Borrowed funds decreased by $32.5 million, or 22.7%, to $110.4 million at June 30, 2017, from $142.9 million at December 31, 2016. This decrease is due to the seasonal fluctuation in the balance of collateralized borrowings.

Total shareholders’ equity at June 30, 2017 was $1.197 billion, or $11.68 per share, an increase of $26.3 million, or 2.2%, from $1.171 billion, or $11.51 per share, at December 31, 2016.  This increase in equity was primarily the result of net income of $48.7 million and a decrease in accumulated other comprehensive loss of $2.8 million due to an improvement in the net unrealized gain of the investment securities portfolio during the quarter ended June 30, 2017. Partially offsetting these increases was the payment of cash dividends of $32.5 million during the six months ended June 30, 2017.

As previously announced in April, we closed all remaining offices of our consumer finance subsidiary, NCDC, on July 14, 2017. As part of this closure, all NCDC loans were transferred to Northwest for servicing and collections. Northwest will continue to make direct consumer loans to qualified customers as well as continue to offer indirect sales finance loans through various dealers and retailers.

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

In July 2013, the FDIC and the other federal regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The rule limits an organization’s capital distributions and certain discretionary bonus payments if the organization does not hold a “capital conservation buffer” consisting of 2.5% of Common Equity Tier 1 ("CET1") capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

  The capital conservation buffer requirement is being phased in beginning on January 1, 2016 and ending on January 1, 2019, when the full capital conservation buffer requirement will be effective.

Quantitative measures, established by regulation to ensure capital adequacy, require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of total CET1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined).  Capital ratios are presented in the tables below.  Dollar amounts in the accompanying tables are in thousands.

	At June 30, 2017
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,073,550	15.072%	658,865	9.250%	712,287	10.00%
Northwest Bank	1,012,779	14.239%	657,930	9.250%	711,276	10.00%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,009,892	14.178%	516,408	7.250%	569,829	8.00%
Northwest Bank	949,886	13.355%	515,675	7.250%	569,021	8.00%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	902,017	12.664%	409,565	5.750%	462,986	6.50%
Northwest Bank	949,886	13.355%	408,984	5.750%	462,329	6.50%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,009,892	10.780%	374,716	4.000%	468,394	5.000%
Northwest Bank	949,886	10.147%	374,437	4.000%	468,046	5.000%
(1) Amounts and ratios include the current capital conservation buffer of 1.250%, with the exception of Tier 1 capital to average assets (leverage ratio).

	At December 31, 2016
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,051,582	14.873%	609,835	8.625%	751,246	10.00%
Northwest Bank	961,279	13.609%	609,248	8.625%	750,523	10.00%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	990,153	14.004%	468,424	6.625%	609,835	8.00%
Northwest Bank	900,328	12.746%	467,973	6.625%	609,248	8.00%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	882,278	12.478%	362,366	5.125%	503,777	6.50%
Northwest Bank	900,328	12.746%	362,017	5.125%	503,292	6.50%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	990,153	10.530%	376,116	4.000%	470,145	5.000%
Northwest Bank	900,328	9.585%	375,735	4.000%	469,669	5.000%
(1) Amounts and ratios include the 2016 capital conservation buffer of 0.625%, with the exception of Tier 1 capital to average assets (leverage ratio).

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at June 30, 2017 was 11.7%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At June 30, 2017 Northwest had $3.266 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, which had a balance of $201,000 at June 30, 2017, as well as $75.3 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

Dividends

We paid $16.3 million and $15.0 million in cash dividends during the quarters ended June 30, 2017 and 2016, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income/ (loss) per share) was 53.3% and (214.3%) for the quarters ended June 30, 2017 and 2016, respectively, on regular dividends of $0.16 per share and $0.15 per share for the quarters ended June 30, 2017 and 2016, respectively. We paid $32.5 million and $29.9 million in cash dividends during the six months ended June 30, 2017 and 2016, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 66.7% and 272.7% for the six months ended June 30, 2017 and 2016, respectively, on regular dividends of $0.32 per share and $0.30 per share for the six months ended June 30, 2017 and 2016, respectively. On July 19, 2017, the Board of Directors declared a dividend of $0.16 per share payable on August 17, 2017 to shareholders of record as of August 3, 2016.  This represents the 91st consecutive quarter we have paid a cash dividend.

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

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Loans 90 days or more past due
Residential mortgage loans	$12,053	13,621
Home equity loans	5,800	5,756
Consumer loans	2,993	3,923
Commercial real estate loans	22,044	21,834
Commercial loans	3,652	3,520
Total loans 90 days or more past due	$46,542	48,654
Total real estate owned (REO)	6,030	4,889
Total loans 90 days or more past due and REO	52,572	53,543
Total loans 90 days or more past due to net loans receivable	0.61%	0.65%
Total loans 90 days or more past due and REO to total assets	0.55%	0.56%
Nonperforming loans:
Nonaccrual loans - loans 90 days or more delinquent	45,127	45,181
Nonaccrual loans - loans less than 90 days delinquent	27,646	34,355
Loans 90 days or more past maturity and still accruing	182	649
Total nonperforming loans	72,955	80,185
Total nonperforming assets	$78,985	85,074
Nonaccrual troubled debt restructured loans (1)	$17,873	16,346
Accruing troubled debt restructured loans	23,987	26,580
Total troubled debt restructured loans	$41,860	42,926

(1)	Included in nonaccurual loans above.

     At June 30, 2017, we expect to fully collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent. As a result, we do not consider these loans that are 90 days or more delinquent, which total $1.2 million, to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment. Impaired loans at June 30, 2017 and December 31, 2016 were $97.6 million and $108.1 million, respectively.

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses, which the Credit Committee assesses regularly for appropriateness.  As part of the analysis as of June 30, 2017, we considered the economic conditions in our markets, such as unemployment and bankruptcy levels as well as changes in estimates of real estate collateral values; and no changes in methodology was determined necessary. In addition, we considered the overall trends in asset quality, specific reserves already established for criticized loans, historical loss rates and collateral valuations. The allowance for loan losses increased by $2.0 million, or 3.2%, to $62.9 million, or 0.82% of total loans at June 30, 2017 from $60.9 million, or 0.81% of total loans, at December 31, 2016.

We also consider how the levels of non-accrual loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Nonaccrual loans of $72.8 million or 0.95% of total loans receivable at June 30, 2017 decreased by $6.7 million, or 8.5%, from $79.5 million, or 1.05% of total loans receivable, at December 31, 2016. As a percentage of average loans, annualized net charge-offs increased to 0.22% for the six months ended June 30, 2017 compared to 0.21% for the year ended December 31, 2016.

Comparison of Operating Results for the Quarters Ended June 30, 2017 and 2016

Net income for the quarter ended June 30, 2017 was $31.0 million, or $0.30 per diluted share, an increase of $38.0 million, or 542.1%, from a net loss of $7.0 million, or $0.07 per diluted share, for the quarter ended June 30, 2016.  The increase in net income resulted from a decrease in noninterest expense of $28.8 million, or 28.3%, and increases in noninterest income of $21.2 million, or 104.6% and net interest income of $7.2 million, or 9.5%. Partially offsetting these factors were increases in income tax expense of $17.9 million, or 512.5%, and provision for loan losses of $1.4 million, or 32.5%. Net income for the quarter ended June 30, 2017 represents annualized returns on average equity and average assets of 10.48% and 1.30%, respectively, compared to (2.44)% and (0.32)% for the same quarter last year.  A further discussion of significant changes follows.

Interest Income

Total interest income increased by $4.2 million, or 5.0%, to $89.8 million for the quarter ended June 30, 2017 from $85.6 million for the quarter ended June 30, 2016. This increase is the result of an increase in the average balance of interest earning assets of $708.6 million, or 8.7%, to $8.835 billion for the quarter ended June 30, 2017 from $8.126 billion for the quarter ended June 30, 2016. Partially offsetting this increase was a decrease in the average yield earned on interest earning assets to 4.08% for the quarter ended June 30, 2017 from 4.23% for the quarter ended June 30, 2016.

Interest income on loans receivable increased by $3.2 million, or 3.9%, to $84.7 million for the quarter ended June 30, 2017 from $81.5 million for the quarter ended June 30, 2016.  This increase in interest income on loans receivable is attributed to an increase in the average balance of loans receivable of $396.9 million, or 5.5%, to $7.654 billion for the quarter ended June 30, 2017 from $7.257 billion for the quarter ended June 30, 2016. This increase is due primarily to the addition of $455.9 million of loans acquired, at fair value, in the third quarter of 2016 and $129.4 million of loan growth during 2017. Partially offsetting this increase was a decline in the average yield on loans receivable which decreased to 4.44% for the quarter ended June 30, 2017 from 4.52% for the quarter ended June 30, 2016.  The average loan yield was negatively affected by the origination of fixed rate loans at lower rates than the existing portfolio yield as well as the runoff of higher rate consumer loans at our consumer discount subsidiary. Partially offsetting these declines was the increase in adjustable rate loans in response to increases in short-term rates by the Federal Reserve.

Interest income on mortgage-backed securities increased by $872,000, or 41.2%, to $3.0 million for the quarter ended June 30, 2017 from $2.1 million for the quarter ended June 30, 2016.  This increase is attributable to increases in both the average balance and average yield. The average balance of mortgage-backed securities increased by $134.5 million, or 29.3%, to $592.9 million for the quarter ended June 30, 2017 from $458.4 million for the quarter ended June 30, 2016. The increase in the average balance was due to the investment of excess cash resulting from deposit growth and office purchases. Additionally, the average yield on mortgage-backed securities increased to 2.02% for the quarter ended June 30, 2017 from 1.85% for the quarter ended June 30, 2016 due to both an increase in short-term market interest rates that positively impacted our adjustable rate mortgage-backed securities and the purchase of fixed rate mortgage-backed securities with yields higher than the existing portfolio.

Interest income on investment securities remain flat at $1.5 million for both periods. The increase of $47,000 is attributable to an increase in the average balance of investment securities of $58.8 million, or 18.7%, to $372.4 million for the quarter ended June 30, 2017 from $313.6 million for the quarter ended June 30, 2016. This increase is due primarily to the investment of excess cash. Partially offsetting this increase was a decrease in the average yield on investment securities to 1.62% for the quarter ended June 30, 2017 from 1.87% for the quarter ended June 30, 2016 due to higher yielding municipal securities being called and replaced with lower yielding, shorter term government agency securities.

Dividends on FHLB stock decreased by $351,000, or 87.5%, to $50,000 for the quarter ended June 30, 2017 from $401,000 for the quarter ended June 30, 2016. This decrease is attributable to decreases in both the average balance and average yield. The average yield on FHLB stock decreased to 2.64% for the quarter ended June 30, 2017 from 4.84% for the quarter ended June 30, 2016. Additionally, the average balance of FHLB stock decreased by $25.7 million, or 77.2% to $7.6 million for the quarter ended June 30, 2017 from $33.3 million for the quarter ended June 30, 2016. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits increased by $466,000, or 665.7%, to $536,000 for the quarter ended June 30, 2017 from $70,000 for the quarter ended June 30, 2016.  This increase is attributable to increases in both the average balance and average yield. The average balance of interest-earning deposits increased by $144.1 million, or 225.5%, to $208.1 million for the quarter ended June 30, 2017 from $64.0 million for the quarter ended June 30, 2016, due to increased customer deposits. Additionally, the average yield on interest-earning deposits increased to 1.02% for the quarter ended June 30, 2017 from 0.43% for the quarter ended June 30, 2016, as a result of the recent increases in the targeted Federal Funds rate by the Federal Reserve Bank.

Interest Expense

Interest expense decreased by $2.9 million, or 29.4%, to $7.1 million for the quarter ended June 30, 2017 from $10.0 million for the quarter ended June 30, 2016.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 0.42% for the quarter ended June 30, 2017 from 0.63% for the quarter ended June 30, 2016. This decrease resulted from the replacement of $715.0 million of long-term FHLB advances with lower-cost deposits received as part of the September 2016 office acquisition. Partially offsetting the decrease in cost was an increase in the average balance of interest-bearing deposits of $1.042 billion, or 19.0%, to $6.524 billion for the quarter ended June 30, 2017 from $5.482 billion for the quarter ended June 30, 2016. This increase is due primarily to the addition of $1.643 billion, at fair value, of deposit balances from the aforementioned office acquisition in the third quarter of 2016 and continued success in generating new checking relationships.

Net Interest Income

Net interest income increased by $7.2 million, or 9.5%, to $82.7 million for the quarter ended June 30, 2017 from $75.5 million for the quarter ended June 30, 2016.  This increase is attributable to the factors discussed above. The repayment of all FHLB advances with the $1.643 billion in deposits from the September 2016 office acquisition improved net interest spread and margin. Net interest rate spread increased to 3.66% for the quarter ended June 30, 2017 from 3.60% for the quarter ended June 30, 2016 while interest margin increased to 3.75% for the quarter ended June 30, 2017 from 3.72% for the quarter ended June 30, 2016.

Provision for Loan Losses

The provision for loan losses increased by $1.4 million, or 32.5%, to $5.6 million for the quarter ended June 30, 2017 from $4.2 million for the quarter ended June 30, 2016.  This increase is due primarily to reserves related to growth in our indirect automobile and commercial loan portfolios, as well as for the closure of our consumer finance subsidiary. However, overall credit quality improved as total nonaccrual loans decreased by $3.1 million, or 4.1%, to $72.8 million at June 30, 2017 from $75.9 million at June 30, 2016 and total delinquent loans decreased by $1.3 million, or 1.5%, to $82.5 million at June 30, 2017 from $83.8 million at June 30, 2016, despite the relatively strong loan growth over the past year. Additionally, annualized net charge-offs decreased to 0.20% of total loans for the quarter ended June 30, 2017 compared to 0.31% for the quarter ended June 30, 2016.

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

Noninterest Income

Noninterest income increased by $21.2 million, or 104.6%, to $41.5 million for the quarter ended June 30, 2017 from $20.3 million for the quarter ended June 30, 2016. The increase is primarily attributable to the $17.2 million gain on the sale of our three Maryland offices. Also contributing to the increase is an increase in service charges and fees of $2.1 million, or 19.9%, to $12.7 million for the quarter ended June 30, 2017 from $10.6 million for the quarter ended June 30, 2016, due primarily to the aforementioned growth in checking accounts. Trust and other financial services income increased by $1.3 million, or 40.4%, to $4.6 million for the quarter ended June 30, 2017 from $3.3 million for the quarter ended June 30, 2016, due to an increase in assets under management.

Noninterest Expense

Noninterest expense decreased by $28.8 million, or 28.3%, to $73.3 million for the quarter ended June 30, 2017 from $102.1 million for the quarter ended June 30, 2016.  This decrease is primarily the result of the $37.0 million penalty incurred from the prepayment of $715.0 million of FHLB long-term advances during the second quarter of 2016. Partially offsetting this decrease was an increase in compensation and employee benefits of $4.5 million, or 13.4%, to $37.7 million for the quarter ended June 30, 2017 from $33.2 million for the quarter ended June 30, 2016. This increase is due primarily to the addition of the employees from the September 2016 office acquisition, an overall increase in health-care costs, and normal annual merit increases. Additionally, processing expenses increased by $1.5 million, amortization of intangible assets increased by $1.0 million, premises and occupancy costs increased by $828,000, and office operations increased by $827,000, due primarily to the incremental costs associated with the 18 offices acquired in the third quarter of 2016.

Income Taxes

The provision for income tax expense increased by $17.9 million, or 512.5%, to $14.4 million for the quarter ended June 30, 2017 from a tax benefit of $3.5 million for the quarter ended June 30, 2016. This increase in income tax expense is primarily the result of an increase in income before income taxes of $55.9 million, or 532.3%.The effective tax rate for the quarter ended June 30, 2017 was 31.7% compared to 33.3% for the quarter ended June 30, 2016. We anticipate our effective tax rate will be between 31.0% and 33.0% for all of 2017.

 Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

Net income for the six months ended June 30, 2017 was $48.7 million, or $0.48 per diluted share, an increase of $37.7 million, or 344.0%, from $11.0 million, or $0.11 per diluted share, for the six months ended June 30, 2016.  The increase in net income resulted from increases in noninterest income of $23.3 million, or 58.6%, and net interest income of $16.2 million, or 11.0%, and a decrease in noninterest expense of $20.5 million, or 12.4%. Partially offsetting these factors were increases in income tax expense of $17.9 million, or 389.2%, and provision for loan losses of $4.3 million, or 74.1%. Net income for the six months ended June 30, 2017 represents annualized returns on average equity and average assets of 8.34% and 1.03%, respectively, compared to 1.90% and 0.25% for the six months ended June 30, 2016.  A discussion of significant changes follows.

Interest Income

Total interest income increased by $6.2 million, or 3.6%, to $177.1 million for the six months ended June 30, 2017 from $170.9 million for the six months ended June 30, 2016. This increase is the result of an increase in the average balance of interest earning assets of $685.4 million, or 8.4%, to $8.828 billion for the six months ended June 30, 2017 from $8.143 billion for the six months ended June 30, 2016. Partially offsetting this increase was a decrease in the average yield on interest-earning assets to 4.04% for the six months ended June 30, 2017 from 4.22% for the six months ended June 30, 2016.

Interest income on loans receivable increased by $5.2 million, or 3.2%, to $167.5 million for the six months ended June 30, 2017 from $162.3 million for the six months ended June 30, 2016.  This increase in interest income on loans receivable is attributed to an increase in the average balance of loans receivable of $417.8 million, or 5.8%, to $7.656 billion for the six months ended June 30, 2017 from $7.238 billion for the six months ended June 30, 2016. This increase is due primarily to the addition of $455.9 million of loans acquired, at fair value, in the third quarter of 2016, and $129.4 million of organic loan growth during 2017. Partially offsetting this increase was a decrease in the average yield on loans receivable to 4.41% for the six months ended June 30, 2017 from 4.51% for the six months ended June 30, 2016. The decrease in the average loan yield was primarily due to the same factors discussed in the Comparison of Operating Results for the Quarters Ended June 30, 2017 and 2016.

Interest income on mortgage-backed securities increased by $865,000, or 19.9%, to $5.2 million for the six months ended June 30, 2017 from $4.3 million for the six months ended June 30, 2016. This increase is the result of increases in both the average balance of and average yield earned on mortgage-backed securities. The average balance of mortgage-backed securities increased by $59.3 million, or 12.5%, to $532.6 million for the six months ended June 30, 2017 from $473.3 million for the six months ended June 30, 2016. The increase in the average balance was due to the investment of excess cash resulting from deposit growth and office purchases. The average yield on mortgage-backed securities increased to 1.96% for the six months ended June 30, 2017 from 1.84% for the six months ended June 30, 2016 due to both an increase in short-term market interest rates that positively impacted the yield of adjustable rate mortgage-backed securities and the purchase of fixed rate mortgage-backed securities with yields higher than the existing portfolio.

Interest income on investment securities decreased by $140,000, or 4.3%, to $3.1 million for the six months ended June 30, 2017 from $3.2 million for the six months ended June 30, 2016. This decrease is result of a decrease in the average yield on investment securities to 1.64% for the six months ended June 30, 2017 from 1.84% for the six months ended June 30, 2016.  This decrease is primarily the result of higher rate, tax-free, municipal securities maturing or being called and replaced by lower yielding, shorter duration government agency securities. Partially offsetting this decrease was an increase in the average balance of investment securities of $24.5 million, or 7.0%, to $375.1 million for the six months ended June 30, 2017 from $350.6 million for the six months ended June 30, 2016. This increase is due primarily to the investment of excess cash.

Dividends on FHLB stock decreased by $759,000, or 87.4%, to $109,000 for the six months ended June 30, 2017 from $868,000 for the six months ended June 30, 2016. This decrease is the result of decreases in both the average balance and average yield on FHLB stock. The average balance decreased by $27.7 million, or 78.8%, to $7.5 million for the six months ended June 30, 2017 from $35.2 million for the six months ended June 30, 2016. Additionally, the average yield decreased to 2.95% for the six months ended June 30, 2017 from 4.96% for the six months ended June 30, 2016. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits increased by $1.1 million, or 827.1%, to $1.2 million for the six months ended June 30, 2017 from $129,000 for the six months ended June 30, 2016.  This increase is the result of increases in both the average balance of and average yield earned on interest-earning deposits. The average balance increased by $211.5 million, or 460.5%, to $257.4 million for the six months ended June 30, 2017 from $45.9 million for the six months ended June 30, 2016, due to increased customer deposits and the excess cash received from the September 2016 office acquisition. Additionally, the average yield on interest-earning deposits increased to 0.92% for the six months ended June 30, 2017 from 0.56% for the six months ended June 30, 2016, as a result of recent increases in the targeted Federal Funds rate by the Federal Reserve Bank.

Interest Expense

Interest expense decreased by $10.0 million, or 42.1%, to $13.8 million for the six months ended June 30, 2017 from $23.8 million for the six months ended June 30, 2016.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities, to 0.41% for the six months ended June 30, 2017 from 0.74% for the six months ended June 30, 2016, and a decrease in the average balance of borrowed funds of $704.1 million. The decrease in both the average cost of interest-bearing liabilities and the average balance of borrowed funds is due primarily to the payoff of all FHLB advances in the third quarter of 2016. Additionally, the average cost of each deposit type declined from the prior year with the exception of interest-bearing demand deposits. Partially offsetting the decrease in cost was an increase in the average balance of interest-bearing deposits of $1.084 billion, or 19.8%, to $6.551 billion for the six months ended June 30, 2017 from $5.467 billion for the six months ended June 30, 2016. This increase is due primarily to the addition of $1.643 billion, at fair value, of deposit balances from the office acquisition in the third quarter of 2016, which was augmented by the success in procuring new checking relationships.

Net Interest Income

Net interest income increased by $16.2 million, or 11.0%, to $163.3 million for the six months ended June 30, 2017 from $147.1 million for the six months ended June 30, 2016. This increase is attributable to the factors discussed above. The repayment of all FHLB advances with the $1.643 billion in deposits from the September 2016 office acquisition improved net interest spread and margin. Net interest rate spread increased to 3.64% for the six months ended June 30, 2017 from 3.47% for the six months ended June 30, 2016 while net interest margin increased to 3.70% for the six months ended June 30, 2017 from 3.61% for the six months ended June 30, 2016.

Provision for Loan Losses

The provision for loan losses increased by $4.3 million, or 74.1%, to $10.2 million for the six months ended June 30, 2017 from $5.9 million for the six months ended June 30, 2016. This increase is due primarily to reserves related to growth in our indirect automobile and commercial loan portfolios, as well as for the closure of our consumer finance subsidiary. Additionally, annualized net charge-offs increased to 0.22% of total loans for the six months ended June 30, 2017 compared to 0.21% for the six months ended June 30, 2016. However, overall credit quality improved as total nonaccrual loans decreased by $3.1 million, or 4.1%, to $72.8 million at June 30, 2017 from $75.9 million at June 30, 2016 and total delinquent loans decreased by $1.3 million, or 1.5%, to $82.5 million at June 30, 2017 from $83.8 million at June 30, 2016, despite robust growth in the loan portfolio.

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

Noninterest Income

Noninterest income increased by $23.3 million, or 58.6%, to $63.0 million for the six months ended June 30, 2017 from $39.7 million for the six months ended June 30, 2016. The increase is primarily attributable to the $17.2 million gain on the sale of our three Maryland offices. Additionally, service charges and fees increased by $3.8 million, or 18.2%, to $24.5 million for the six months ended June 30, 2017 from $20.7 million for the six months ended June 30, 2016, due primarily to the growth in checking accounts from the September 2016 office acquisition and the successful execution of internal checking account growth initiatives. Trust and other financial services income increased by $2.4 million, or 36.2%, to $8.9 million for the six months ended June 30, 2017 from $6.5 million for the six months ended June 30, 2016, due to an increase in assets under management.

Noninterest Expense

Noninterest expense decreased by $20.5 million, or 12.4%, to $144.9 million for the six months ended June 30, 2017 from $165.4 million for the six months ended June 30, 2016. This decrease is primarily the result of the $37.0 million prepayment penalty incurred as a result of paying off $715.0 million of FHLB long-term advances during the second quarter of 2016. Partially offsetting this decrease was an increase in compensation and employee benefits of $9.2 million, or 13.8%, to $75.4 million for the six months ended June 30, 2017 from $66.2 million for the six months ended June 30, 2016. This increase is due primarily to the employees added from the September 2016 office acquisition, an increase in health-care costs, and normal annual merit increases. Additionally, processing expenses increased by $3.0 million, amortization of intangible assets increased by $2.1 million, premises and occupancy costs increased by $1.8 million, and office operations increased by $1.6 million, due primarily to the incremental costs associated with the 18 offices acquired in the third quarter of 2016.

Income Taxes

The provision for income taxes increased by $17.9 million, or 389.2%, to $22.5 million for the six months ended June 30, 2017 from $4.6 million for the six months ended June 30, 2016.  This increase in income tax expense is primarily the result of an increase in pretax income of $55.6 million, or 357.3%. Our effective tax rate for the six months ended June 30, 2017 was 31.5% compared to 29.5% for the six months ended June 30, 2016.  We anticipate our effective tax rate will be between 31.0% and 33.0% for all of 2017.

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

	Quarter ended June 30, 2017
	2017			2016
	Average balance	Interest	Avg. yield/ cost (g)	Average balance		Interest	Avg. yield/ cost (g)
Assets:
Interest-earning assets:
Residential mortgage loans	$2,721,445	28,245	4.15%	$2,751,601		29,089	4.23%
Home equity loans	1,311,274	14,344	4.39%	1,163,900		12,701	4.39%
Consumer loans	636,115	9,515	6.00%	522,745		8,697	6.69%
Commercial real estate loans	2,430,594	27,071	4.41%	2,356,994		26,691	4.48%
Commercial loans	554,506	6,087	4.34%	461,808		4,902	4.20%
Loans receivable (a) (b) (includes FTE adjustments of $548 and $574, respectively)	7,653,934	85,262	4.47%	7,257,048		82,080	4.55%
Mortgage-backed securities (c)	592,917	2,987	2.02%	458,398		2,115	1.85%
Investment securities (c) (includes FTE adjustments of $286 and $381, respectively)	372,398	1,796	1.93%	313,647		1,844	2.35%
FHLB stock	7,602	50	2.64%	33,302		401	4.84%
Other interest-earning deposits	208,141	536	1.02%	63,950		70	0.43%
Total interest-earning assets (includes FTE adjustments of $834 and $955, respectively)	8,834,992	90,631	4.11%	8,126,345		86,510	4.28%
Noninterest earning assets (d)	716,913			755,713

Total assets	$9,551,905			$8,882,058

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$1,714,290	768	0.18%	$1,440,886		837	0.23%
Interest-bearing checking deposits	1,451,787	283	0.08%	1,130,122		144	0.05%
Money market deposit accounts	1,839,693	1,064	0.23%	1,294,381		829	0.26%
Time deposits	1,518,650	3,711	0.98%	1,616,260		4,055	1.01%
Borrowed funds (e)	126,685	55	0.17%	772,225		3,017	1.57%
Junior subordinated debentures	111,213	1,185	4.22%	111,213		1,126	4.01%
Total interest-bearing liabilities	6,762,318	7,066	0.42%	6,365,087		10,008	0.63%
Noninterest-bearing checking deposits (f)	1,544,953			1,184,786
Noninterest-bearing liabilities	59,277			177,300

Total liabilities	8,366,548			7,727,173

Shareholders’ equity	1,185,357			1,154,885

Total liabilities and shareholders’ equity	$9,551,905			$8,882,058

Net interest income/ Interest rate spread		83,565	3.69%			76,502	3.65%

Net interest-earning assets/ Net interest margin	$2,072,674		3.78%	$1,761,258			3.77%

Ratio of interest-earning assets to interest-bearing liabilities	1.31X			1.28	X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(e)	Average balances include FHLB borrowings and collateralized borrowings.

(f)	Average cost of deposits were 0.29% and 0.35%, respectively.

(g)
Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 4.44% and 4.52%, respectively; Investment securities — 1.62% and 1.87%, respectively; interest-earning assets — 4.08% and 4.23%, respectively. GAAP basis net interest rate spreads were 3.66% and 3.60%, respectively; and GAAP basis net interest margins were 3.75% and 3.72%, respectively.

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

Quarters ended June 30, 2017 and 2016

	Rate	Volume	Net Change
Interest earning assets:
Loans receivable	$(1,708)	4,890	3,182
Mortgage-backed securities	194	678	872
Investment securities	(393)	345	(48)
FHLB stock	(112)	(239)	(351)
Other interest-earning deposits	148	318	466
Total interest-earning assets	(1,871)	5,992	4,121

Interest-bearing liabilities:
Savings deposits	(193)	124	(69)
Interest-bearing checking deposits	76	63	139
Money market deposit accounts	(83)	318	235
Time deposits	(98)	(246)	(344)
Borrowed funds	(690)	(2,272)	(2,962)
Junior subordinated debentures	59	—	59
Total interest-bearing liabilities	(929)	(2,013)	(2,942)

Net change in net interest income	$(942)	8,005	7,063

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

	Six Months Ended June 30,
	2017				2016
	Average balance		Interest	Avg. yield/ cost (g)	Average balance		Interest	Avg. yield/ cost (g)
Assets:
Interest-earning assets:
Residential mortgage loans	$2,720,180		55,554	4.08%	$2,745,695		58,874	4.29%
Home equity loans	1,321,902		28,545	4.35%	1,170,653		25,243	4.34%
Consumer loans	631,726		19,216	6.13%	516,419		16,916	6.59%
Commercial real estate loans	2,443,262		53,633	4.37%	2,353,371		52,684	4.43%
Commercial loans	538,760		11,602	4.28%	451,893		9,625	4.21%
Loans receivable (a) (b) (includes FTE adjustments of $1,085 and $1,157, respectively)	7,655,830		168,550	4.44%	7,238,031		163,342	4.54%
Mortgage-backed securities (c)	532,631		5,209	1.96%	473,346		4,344	1.84%
Investment securities (c) (includes FTE adjustments of $592 and $770, respectively)	375,093		3,677	1.96%	350,553		3,995	2.28%
FHLB stock	7,454		109	2.95%	35,200		868	4.96%
Other interest-earning deposits	257,427		1,196	0.92%	45,926		129	0.56%

Total interest-earning assets (includes FTE adjustments of $1,677 and $1,927, respectively)	8,828,435		178,741	4.08%	8,143,056		172,678	4.26%

Noninterest earning assets (d)	751,774				753,474

Total assets	$9,580,209				$8,896,530

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$1,708,441		1,524	0.18%	$1,423,343		1,702	0.24%
Interest-bearing checking deposits	1,437,112		399	0.06%	1,111,981		300	0.05%
Money market deposit accounts	1,859,383		2,138	0.23%	1,291,457		1,694	0.26%
Time deposits	1,545,959		7,230	0.94%	1,640,291		8,257	1.01%
Borrowed funds (e)	131,750		112	0.17%	835,832		9,556	2.30%
Junior subordinated debentures	111,213		2,353	4.21%	111,213		2,245	3.99%

Total interest-bearing liabilities	6,793,858		13,756	0.41%	6,414,117		23,754	0.74%

Noninterest-bearing checking deposits	1,525,723				1,109,662
Noninterest-bearing liabilities	82,997				213,301

Total liabilities	8,402,578				7,737,080

Shareholders’ equity	1,177,631				1,159,450

Total liabilities and shareholders’ equity	$9,580,209				$8,896,530

Net interest income/ Interest rate spread			164,985	3.67%			148,924	3.52%

Net interest-earning assets/ Net interest margin	$2,034,577			3.74%	$1,728,939			3.66%

Ratio of interest-earning assets to interest-bearing liabilities	1.30	X			1.26	X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(e)	Average balances include FHLB borrowings and collateralized borrowings.

(f)	Average cost of deposits were 0.28% and 0.37%, respectively.

(g)
 Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans  – 4.41% and 4.51%, respectively; Investment securities  – 1.64% and 1.84%, respectively; interest-earning assets  – 4.04% and 4.22%, respectively. GAAP basis net interest rate spreads were 3.64% and 3.47%, respectively; and GAAP basis net interest margins were 3.70% and 3.61%, respectively.

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

Six Months Ended June 30, 2017 and 2016

	Rate	Volume	Net Change
Interest earning assets:
Loans receivable	$(4,435)	9,643	5,208
Mortgage-backed securities	285	580	865
Investment securities	(559)	241	(318)
FHLB stock	(212)	(547)	(759)
Other interest-earning deposits	376	691	1,067
Total interest-earning assets	(4,545)	10,608	6,063

Interest-bearing liabilities:
Savings deposits	(428)	250	(178)
Interest-bearing checking deposits	12	87	99
Money market deposit accounts	(204)	648	444
Time deposits	(553)	(474)	(1,027)
Borrowed funds	(2,819)	(6,625)	(9,444)
Junior subordinated debentures	108	—	108
Total interest-bearing liabilities	(3,884)	(6,114)	(9,998)

Net change in net interest income	$(661)	16,722	16,061

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at June 30, 2017 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from June 30, 2017 levels.

	Increase			Decrease
Non-parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/ (decrease) in net interest income	(0.7)%	(0.2)%	(0.7)%	(3.9)%
Projected percentage increase/ (decrease) in net income	(0.7)%	1.1%	1.2%	(9.6)%
Projected increase/ (decrease) in return on average equity	(0.7)%	1.2%	1.3%	(9.2)%
Projected increase/ (decrease) in earnings per share	$(0.01)	$0.01	$0.01	$(0.10)
Projected percentage increase/ (decrease) in market value of equity	(3.1)%	(7.5)%	(12.7)%	(2.0)%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)                                  Not applicable.

b.)                                  Not applicable.

c.)            The following table discloses information regarding the repurchase of shares of common stock during the quarter ending June 30, 2017:

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	August 9, 2017	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	August 9, 2017	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller
(Principal Accounting Officer)