Form 10-Q
period 2017-09-30
Northwest Bancshares, Inc.
filed 2017-11-09
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock ($0.01 par value) 102,620,425 shares outstanding as of October 31, 2017

NORTHWEST BANCSHARES, INC.

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$104,372	119,403
Interest-earning deposits in other financial institutions	60,662	266,902
Federal funds sold and other short-term investments	642	3,562
Marketable securities available-for-sale (amortized cost of $867,311 and $825,552)	869,481	826,200
Marketable securities held-to-maturity (fair value of $32,282 and $20,426)	31,961	19,978
Total cash and investments	1,067,118	1,236,045

Personal Banking loans:
Residential mortgage loans held-for-sale	1,382	9,625
Residential mortgage loans	2,741,844	2,688,541
Home equity loans	1,313,435	1,345,370
Consumer loans	673,920	642,961
Total Personal Banking loans	4,730,581	4,686,497
Commercial Banking loans:
Commercial real estate loans	2,398,886	2,342,089
Commercial loans	596,671	528,761
Total Commercial Banking loans	2,995,557	2,870,850
Total loans	7,726,138	7,557,347
Allowance for loan losses	(56,927)	(60,939)
Total loans, net	7,669,211	7,496,408

Assets held-for-sale	—	152,528
Federal Home Loan Bank stock, at cost	7,984	7,390
Accrued interest receivable	22,802	21,699
Real estate owned, net	5,462	4,889
Premises and equipment, net	152,761	161,185
Bank owned life insurance	173,096	171,449
Goodwill	307,420	307,420
Other intangible assets	27,244	32,433
Other assets	26,716	32,194
Total assets	$9,459,814	9,623,640

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing checking deposits	$1,625,189	1,448,972
Interest-bearing checking deposits	1,451,818	1,428,317
Money market deposit accounts	1,759,395	1,841,567
Savings deposits	1,669,782	1,622,879
Time deposits	1,435,861	1,540,586
Total deposits	7,942,045	7,882,321

Liabilities held-for-sale	—	215,657
Borrowed funds	115,388	142,899
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	111,213	111,213
Advances by borrowers for taxes and insurance	21,864	36,879
Accrued interest payable	518	635
Other liabilities	62,939	63,373
Total liabilities	8,253,967	8,452,977

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 102,565,667 and 101,699,406 shares issued, respectively	1,026	1,017
Paid-in capital	728,163	718,834
Retained earnings	502,265	478,803
Accumulated other comprehensive loss	(25,607)	(27,991)
Total shareholders’ equity	1,205,847	1,170,663
Total liabilities and shareholders’ equity	$9,459,814	9,623,640
See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest income:
Loans receivable	$85,373	81,083	252,838	243,370
Mortgage-backed securities	3,118	2,030	8,327	6,374
Taxable investment securities	957	627	2,944	2,421
Tax-free investment securities	476	676	1,574	2,107
FHLB dividends	63	218	172	1,086
Interest-earning deposits	244	114	1,440	243
Total interest income	90,231	84,748	267,295	255,601
Interest expense:
Deposits	5,795	5,653	17,086	17,606
Borrowed funds	1,199	1,801	3,664	13,602
Total interest expense	6,994	7,454	20,750	31,208
Net interest income	83,237	77,294	246,545	224,393
Provision for loan losses	3,027	5,538	13,226	11,397
Net interest income after provision for loan losses	80,210	71,756	233,319	212,996
Noninterest income:
Gain on sale of investments	1,497	58	1,517	412
Service charges and fees	12,724	11,012	37,190	31,707
Trust and other financial services income	4,793	3,434	13,697	9,972
Insurance commission income	1,992	2,541	7,139	8,023
Gain/ (loss) on real estate owned, net	(193)	(563)	(490)	(203)
Income from bank owned life insurance	1,078	1,380	3,798	4,080
Mortgage banking income	519	1,886	1,193	2,550
Gain on sale of offices	—	—	17,186	—
Other operating income	2,184	1,070	6,345	4,000
Total noninterest income	24,594	20,818	87,575	60,541
Noninterest expense:
Compensation and employee benefits	36,039	38,122	111,452	104,365
Premises and occupancy costs	6,951	6,094	21,570	18,906
Office operations	3,939	3,700	12,331	10,503
Collections expense	568	589	1,670	1,994
Processing expenses	9,650	8,844	29,198	25,430
Marketing expenses	2,488	2,239	7,482	6,671
Federal deposit insurance premiums	771	984	2,794	3,929
Professional services	2,321	1,815	7,348	5,777
Amortization of intangible assets	1,691	1,068	5,189	2,453
Real estate owned expense	310	206	809	812
Restructuring/ acquisition expense	1,398	7,183	4,255	11,204
FHLB prepayment penalty	—	—	—	36,978
Other expenses	2,673	2,836	9,609	10,055
Total noninterest expense	68,799	73,680	213,707	239,077
Income before income taxes	36,005	18,894	107,187	34,460
Federal and state income taxes expense	12,414	4,697	34,868	9,287
Net income	$23,591	14,197	72,319	25,173
Basic earnings per share	$0.23	0.14	0.72	0.25
Diluted earnings per share	$0.23	0.14	0.71	0.25

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$23,591	14,197	72,319	25,173
Other comprehensive income net of tax:
Net unrealized holding gains/ (losses) on marketable securities:
Unrealized holding gains/ (losses) net of tax of $164, $503, $(995), and $(2,377), respectively	(264)	(785)	1,684	3,717
Reclassification adjustment for (gains)/ losses included in net income, net of tax of $369, $23, $416, and $(1), respectively	(674)	(36)	(741)	3
Net unrealized holding gains/ (losses) on marketable securities	(938)	(821)	943	3,720

Change in fair value of interest rate swaps, net of tax of $(138), $(253), $(419), and $(267), respectively	258	471	779	497

Defined benefit plan:
Reclassification adjustment for prior period service costs included in net income, net of tax of $(153), $(144), $(460), and $(432), respectively	221	224	662	675

Other comprehensive income/(loss)	(459)	(126)	2,384	4,892

Total comprehensive income	$23,132	14,071	74,703	30,065

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(dollars in thousands, expect share data)

Quarter ended September 30, 2016

					Accumulated Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (Loss)	of ESOP	Equity
Balance at June 30, 2016	102,472,947	$1,025	722,980	470,337	(19,517)	(19,370)	1,155,455

Comprehensive income:
Net income	—	—	—	14,197	—	—	14,197

Other comprehensive loss, net of tax of $129	—	—	—	—	(126)	—	(126)

Total comprehensive income/(loss)	—	—	—	14,197	(126)	—	14,071

ESOP loan payoff	(1,366,574)	(14)	(13,896)	—	—	13,910	—

Exercise of stock options	162,275	2	1,821	—	—	—	1,823

Stock-based compensation expense, including tax benefit of $81	—	—	1,069	—	—	5,460	6,529

Dividends paid ($0.15 per share)	—	—	—	(15,075)	—	—	(15,075)

Balance at September 30, 2016	101,268,648	$1,013	711,974	469,459	(19,643)	—	1,162,803

Quarter ended September 30, 2017

					Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (Loss)	Equity
Balance at June 30, 2017	102,478,146	$1,025	726,036	495,017	(25,148)	1,196,930

Comprehensive income:
Net income	—	—	—	23,591	—	23,591

Other comprehensive loss, net of tax of $242	—	—	—	—	(459)	(459)

Total comprehensive income/ (loss)	—	—	—	23,591	(459)	23,132

Exercise of stock options	87,521	1	1,033	—	—	1,034

Stock-based compensation expense	—	—	1,094	—	—	1,094

Dividends paid ($0.16 per share)	—	—	—	(16,343)	—	(16,343)

Balance at September 30, 2017	102,565,667	$1,026	728,163	502,265	(25,607)	1,205,847

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(dollars in thousands, expect share data)

Nine Months Ended September 30, 2016

					Accumulated Other	Unallocated	Total
	Common Stock		Paid-in	Retained	Comprehensive	common stock	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (Loss)	of ESOP	Equity
Beginning balance at December 31, 2015	101,871,737	$1,019	717,603	489,292	(24,535)	(20,216)	1,163,163

Comprehensive income:
Net income	—	—	—	25,173	—	—	25,173

Other comprehensive income, net of tax of $(3,077)	—	—	—	—	4,892	—	4,892

Total comprehensive income	—	—	—	25,173	4,892	—	30,065

ESOP loan payoff	(1,366,574)	(14)	(13,896)	—	—	13,910	—

Exercise of stock options	585,668	7	6,399	—	—	—	6,406

Stock-based compensation expense, including tax benefit of $287	323,717	3	3,618	—	—	6,306	9,927

Share repurchases	(145,900)	(2)	(1,750)	—	—	—	(1,752)

Dividends paid ($0.45 per share)	—	—	—	(45,006)	—	—	(45,006)

Ending balance at September 30, 2016	101,268,648	$1,013	711,974	469,459	(19,643)	—	1,162,803

Nine Months Ended September 30, 2017

					Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income/ (Loss)	Equity
Beginning balance at December 31, 2016	101,699,406	$1,017	718,834	478,803	(27,991)	1,170,663

Comprehensive income:
Net income	—	—	—	72,319	—	72,319

Other comprehensive income, net of tax of $(1,458)	—	—	—	—	2,384	2,384

Total comprehensive income	—	—	—	72,319	2,384	74,703

Exercise of stock options	488,211	5	5,611	—	—	5,616

Stock-based compensation expense	378,050	4	3,718	—	—	3,722

Dividends paid ($0.48 per share)	—	—	—	(48,857)	—	(48,857)

Ending balance at September 30, 2017	102,565,667	$1,026	728,163	502,265	(25,607)	1,205,847

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine months ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net Income	$72,319	25,173
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,226	11,397
Net gain on sale of assets	(1,443)	(2,965)
Net gain on sale of offices	(17,186)	—
Net depreciation, amortization and accretion	10,951	9,974
Decrease in other assets	22,518	23,588
Increase in other liabilities	1,761	9,003
Net amortization on marketable securities	1,535	1,533
Noncash write-down of real estate owned	980	1,274
FHLB prepayment penalty	—	24,520
Deferred income tax benefit	—	(445)
Origination of loans held for sale	(59,401)	(188,474)
Proceeds from sale of loans held for sale	68,041	158,058
Noncash compensation expense related to stock benefit plans	3,722	9,640
Net cash provided by operating activities	117,023	82,276

INVESTING ACTIVITIES:
Purchase of marketable securities held-to-maturity	(23,621)	—
Purchase of marketable securities available-for-sale	(210,111)	(238,673)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	11,625	9,097
Proceeds from maturities and principal reductions of marketable securities available-for-sale	144,846	227,283
Proceeds from sale of marketable securities available-for-sale	23,501	91
Loan originations	(2,050,885)	(1,950,953)
Proceeds from loan maturities and principal reductions	2,002,816	1,849,593
Net (purchase)/ sale of Federal Home Loan Bank stock	(594)	33,243
Proceeds from sale of real estate owned	3,687	6,557
Sale of real estate owned for investment, net	456	456
Net purchase of premises and equipment	(1,242)	(12,485)
Acquisitions, net of cash received	—	1,118,400
Net cash provided by/ (used in) investing activities	(99,522)	1,042,609

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
(in thousands)

	Nine months ended September 30,
	2017	2016
FINANCING ACTIVITIES:
Decrease in deposits, net	$(155,925)	(52,624)
Repayments of long-term borrowings, including prepayment penalty	—	(774,863)
Net increase/ (decrease) in short-term borrowings	(27,511)	(88,773)
Decrease in advances by borrowers for taxes and insurance	(15,015)	(15,402)
Cash dividends paid	(48,857)	(45,006)
Purchase of common stock for retirement	—	(1,752)
Proceeds from stock options exercised	5,616	6,406
Excess tax benefit from stock-based compensation	—	287
Net cash used in financing activities	(241,692)	(971,727)

Net increase/ (decrease) in cash and cash equivalents	$(224,191)	153,158

Cash and cash equivalents at beginning of period	$389,867	167,408
Net increase/ (decrease) in cash and cash equivalents	(224,191)	153,158
Cash and cash equivalents at end of period	$165,676	320,566

Cash and cash equivalents:
Cash and due from banks	$104,372	107,604
Interest-earning deposits in other financial institutions	60,662	210,723
Federal funds sold and other short-term investments	642	2,239
Total cash and cash equivalents	$165,676	320,566

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $16,644 and $16,556, respectively)	$20,875	32,519
Income taxes	$20,705	4,086

Business acquisitions:
Fair value of assets acquired, excluding cash received	$—	545,796
Cash paid, net	—	1,118,400
Liabilities assumed	$—	1,664,196

Non-cash activities:
Loan foreclosures and repossessions	$4,750	2,877
Sale of real estate owned financed by the Company	$1,810	1,773

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

The results of operations for the quarter and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other period.

Stock-Based Compensation

On May 17, 2017, the Company granted employees 754,210 stock options and directors 64,800 stock options with an exercise price of $15.57 and grant date fair value of $1.55 per stock option, and the Company granted employees 353,750 restricted common shares and directors 24,300 restricted common shares with a grant date fair value of $15.24.  Granted stock options and common shares vest over a ten-year period with the first vesting occurring on the grant date. Stock-based compensation expense of $1.1 million and $6.4 million for the quarters ended September 30, 2017 and 2016, and $3.7 million and $9.6 million for the nine months ended September 30, 2017 and 2016 , respectively, was recognized in compensation expense relating to stock benefit plans.  At September 30, 2017 there was compensation expense of $4.4 million to be recognized for awarded but unvested stock options and $17.7 million for unvested common shares.

 Income Taxes- Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  At September 30, 2017 the Company had no liability for unrecognized tax benefits.

The Company recognizes interest accrued related to: (1) unrecognized tax benefits in other expenses and (2) refund claims in other operating income, and penalties (if any) in other expenses. We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2016, 2015, and 2014.

 Impact of New Accounting Standards

In May 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers (Topic 606)”. This guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of this guidance requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and provides five steps to be analyzed to accomplish the core principle. This guidance is effective retrospectively for annual reporting periods beginning after December 15, 2017, including interim periods within those years and early adoption is not permitted. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. With respect to non-interest income we are substantially complete with our overall assessment of revenue streams and reviewing of related contracts potentially affected by the ASU, including service charges and fees, trust and other financial services income, insurance commission income, and other operating income. Our assessment suggests that adoption of this ASU should not materially change the method in which we currently recognize revenue for these revenue streams. We are also substantially complete with our evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). In addition, we are evaluating the ASU’s expanded disclosure requirements. We plan to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be material.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments", which eliminates the probable initial recognition threshold for credit losses requiring, instead, that all financial assets (or group of financial assets) measured at amortized cost be presented at the net amount expected to be collected inclusive of the entity’s current estimate of all lifetime expected credit losses. This guidance also applies to certain off-balance-sheet credit exposures such as unfunded commitments and non-derivative financial guarantees. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) in order to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The income statement under this guidance will reflect the initial recognition of current expected credit losses for newly recognized assets, as well as any increases or decreases of expected credit losses that have occurred during the period. This guidance retains many currently-existing disclosures related to the credit quality of an entity’s assets and the related allowance for credit losses amended to reflect the change to an expected credit loss methodology, as well as enhanced disclosures to provide information to users at a more disaggregated level. Upon adoption, ASU 2016-13 provides for a modified retrospective transition by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective, except for debt securities for which an other-than-temporary impairment has previously been recognized. For these debt securities, a prospective transition is provided in order to maintain the same amortized cost prior to and subsequent to the effective date of the ASU. This guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. Management created a formal working group to govern the implementation of these amendments consisting of key stakeholders from finance, risk, and accounting. We are currently in the process of designing current expected credit loss estimation methodologies and systems, and collecting data to be able to comply with the standard. We are also evaluating the effect this standard will have on our results of operations, financial position and related disclosures. The impact of the ASU will depend upon the state of the economy and the nature of our portfolios at the date of adoption.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Costs". This guidance provides financial statement users with clearer and disaggregated information related to the components of net periodic benefit cost and improve transparency of the presentation of net periodic benefit cost in the financial statements. This guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted and this guidance should be applied retrospectively. We are currently evaluating the impact this standard will have on our results of operations and financial position.

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

We previously operated in two reportable business segments: Community Banking and Consumer Finance. The Community Banking segment provides services traditionally offered by full-service community banks, including business and personal deposit accounts and business and personal loans, as well as insurance, brokerage and investment management and trust services. The Consumer Finance segment, which was comprised of Northwest Consumer Discount Company ("NCDC"), a subsidiary of Northwest offered personal installment loans for a variety of consumer and real estate products. This activity was funded primarily through an intercompany borrowing relationship with Allegheny Services, Inc., a subsidiary of Northwest. All NCDC offices were closed on July 14, 2017. Net income is the primary measure used by management to measure segment performance. The following tables provide financial information for these reportable segments.  The “All Other” column represents the parent company and elimination entries necessary to reconcile to the consolidated amounts presented in the financial statements.

At or for the quarter ended (in thousands):

	Community	Consumer
September 30, 2017	Banking	Finance	All other (1)	Consolidated
External interest income	$89,711	475	45	90,231
Intersegment interest income/ expense	138	—	(138)	—
Interest expense	5,871	138	985	6,994
Provision for loan losses	8,693	(5,666)	—	3,027
Noninterest income	23,922	36	636	24,594
Noninterest expense	67,493	1,941	(635)	68,799
Income tax expense	10,656	1,700	58	12,414
Net income	$21,058	2,398	135	23,591
Total assets	$9,404,881	44,849	10,084	9,459,814
 (1) Consists of intercompany elimination entries and holding company income, expense and assets.

	Community	Consumer
September 30, 2016	Banking	Finance	All other (1)	Consolidated
External interest income	$80,245	4,264	239	84,748
Intersegment interest income/ expense	645	—	(645)	—
Interest expense	6,338	645	471	7,454
Provision for loan losses	4,276	1,262	—	5,538
Noninterest income	20,424	372	22	20,818
Noninterest expense	70,580	2,908	192	73,680
Income tax expense/ (benefit)	5,147	(74)	(376)	4,697
Net income/ (loss)	$14,973	(105)	(671)	14,197
Total assets	$9,590,487	109,601	14,519	9,714,607

(1)	Consists of intercompany elimination entries and holding company income, expense and assets.

At or for the nine months ended (in thousands):

	Community	Consumer
September 30, 2017	Banking	Finance	All other (1)	Consolidated
External interest income	$259,160	8,008	127	267,295
Intersegment interest income	1,473	—	(1,473)	—
Interest expense	17,344	1,473	1,933	20,750
Provision for loan losses	15,371	(2,145)	—	13,226
Noninterest income	85,653	357	1,565	87,575
Noninterest expense	203,225	9,458	1,024	213,707
Income tax expense/ (benefit)	36,028	(175)	(985)	34,868
Net income/ (loss)	$74,318	(246)	(1,753)	72,319
Total assets	$9,404,881	44,849	10,084	9,459,814

(1)	Consists of intercompany elimination entries and holding company income, expense and assets.

	Community	Consumer
September 30, 2016	Banking	Finance	All other (1)	Consolidated
External interest income	$242,081	12,831	689	255,601
Intersegment interest income	1,918	—	(1,918)	—
Interest expense	27,943	1,918	1,347	31,208
Provision for loan losses	8,854	2,543	—	11,397
Noninterest income	59,278	1,152	111	60,541
Noninterest expense	229,492	8,715	870	239,077
Income tax expense/ (benefit)	10,144	335	(1,192)	9,287
Net income/ (loss)	$26,844	472	(2,143)	25,173
Total assets	$9,590,487	109,601	14,519	9,714,607

(1)	Consists of intercompany elimination entries and holding company income, expense and assets.

(3)    Investment securities and impairment of investment securities

     The following table shows the portfolio of investment securities available-for-sale at September 30, 2017 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year or less	$2	—	—	2

Debt issued by government sponsored enterprises:
Due in one year or less	96,608	36	(244)	96,400
Due in one year through five years	141,476	34	(1,543)	139,967
Due in five years through ten years	—	—	—	—
Due after ten years	5,304	—	(72)	5,232

Equity securities	824	131	(6)	949

Municipal securities:
Due in one year or less	2,312	13	—	2,325
Due in one year through five years	7,472	142	(3)	7,611
Due in five years through ten years	12,315	165	—	12,480
Due after ten years	30,226	572	—	30,798

Corporate debt issues:
Due after ten years	14,280	4,611	(213)	18,678

Residential mortgage-backed securities:
Fixed rate pass-through	143,106	1,460	(2,070)	142,496
Variable rate pass-through	35,140	1,573	(4)	36,709
Fixed rate non-agency CMOs	41	—	—	41
Fixed rate agency CMOs	300,741	263	(2,855)	298,149
Variable rate agency CMOs	77,464	274	(94)	77,644
Total residential mortgage-backed securities	556,492	3,570	(5,023)	555,039
Total marketable securities available-for-sale	$867,311	9,274	(7,104)	869,481

The following table shows the portfolio of investment securities available-for-sale at December 31, 2016 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year or less	$6	—	—	6

Debt issued by government sponsored enterprises:
Due in one year or less	74,980	5	(33)	74,952
Due after one year through five years	220,937	203	(2,504)	218,636
Due after five years through ten years	585	—	(3)	582

Equity securities	3,351	1,095	(6)	4,440

Municipal securities:
Due in one year or less	2,449	7	—	2,456
Due after one year through five years	9,448	105	(21)	9,532
Due after five years through ten years	11,794	137	(1)	11,930
Due after ten years	38,141	1,027	(16)	39,152

Corporate debt issues:
Due after ten years	14,367	2,935	(322)	16,980

Residential mortgage-backed securities:
Fixed rate pass-through	175,398	1,849	(2,680)	174,567
Variable rate pass-through	43,587	2,007	(6)	45,588
Fixed rate non-agency CMOs	100	1	—	101
Fixed rate agency CMOs	165,535	185	(3,455)	162,265
Variable rate agency CMOs	64,874	306	(167)	65,013
Total residential mortgage-backed securities	449,494	4,348	(6,308)	447,534
Total marketable securities available-for-sale	$825,552	9,862	(9,214)	826,200

The following table shows the portfolio of investment securities held-to-maturity at September 30, 2017 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Residential mortgage-backed securities:
Fixed rate pass-through	$3,971	189	—	4,160
Variable rate pass-through	2,412	57	—	2,469
Fixed rate agency CMOs	24,791	87	(25)	24,853
Variable rate agency CMOs	787	13	—	800
Total residential mortgage-backed securities	31,961	346	(25)	32,282
Total marketable securities held-to-maturity	$31,961	346	(25)	32,282

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2016 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Municipal securities:
Due after ten years	$4,808	65	—	4,873

Residential mortgage-backed securities:
Fixed rate pass-through	4,807	217	—	5,024
Variable rate pass-through	2,848	58	—	2,906
Fixed rate agency CMOs	6,674	94	—	6,768
Variable rate agency CMOs	841	14	—	855
Total residential mortgage-backed securities	15,170	383	—	15,553
Total marketable securities held-to-maturity	$19,978	448	—	20,426

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2017 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$55,288	(161)	174,633	(1,698)	229,921	(1,859)
Municipal securities	1,735	(3)	—	—	1,735	(3)
Corporate issues	—	—	2,220	(213)	2,220	(213)
Equity securities	—	—	544	(6)	544	(6)
Residential mortgage-backed securities - agency	195,468	(814)	177,277	(4,234)	372,745	(5,048)

Total temporarily impaired securities	$252,491	(978)	354,674	(6,151)	607,165	(7,129)

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

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the quarter and nine months ended (in thousands):

	2017	2016
Beginning balance at July 1, (1)	$7,942	8,408
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the quarter	—	(16)
Reduction for securities sold/ called realized during the quarter	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at September 30,	$7,942	8,392
(1) The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods

	2017	2016
Beginning balance at January 1, (1)	$7,942	8,436
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the quarter	—	(44)
Reduction for securities sold/ called realized during the nine months	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at September 30,	$7,942	8,392
(1) The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(4)    Loans receivable

The following table shows a summary of our loans receivable at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
	Originated	Acquired	Total	Originated	Acquired	Total
Personal Banking:
Residential mortgage loans (1)	$2,624,216	119,463	2,743,679	2,565,620	133,511	2,699,131
Home equity loans	1,045,152	268,283	1,313,435	1,042,913	302,457	1,345,370
Consumer finance loans (2)	26,892	—	26,892	48,981	—	48,981
Consumer loans	522,604	110,611	633,215	418,656	163,622	582,278
Total Personal Banking	4,218,864	498,357	4,717,221	4,076,170	599,590	4,675,760

Commercial Banking:
Commercial real estate loans	2,210,699	312,192	2,522,891	2,140,678	372,991	2,513,669
Commercial loans	556,750	69,724	626,474	481,543	75,676	557,219
Total Commercial Banking	2,767,449	381,916	3,149,365	2,622,221	448,667	3,070,888
Total loans receivable, gross	6,986,313	880,273	7,866,586	6,698,391	1,048,257	7,746,648

Deferred loan costs	24,707	1,799	26,506	20,081	2,294	22,375
Allowance for loan losses	(50,845)	(6,082)	(56,927)	(55,293)	(5,646)	(60,939)
Undisbursed loan proceeds:
Residential mortgage loans	(13,146)	—	(13,146)	(11,638)	—	(11,638)
Commercial real estate loans	(121,316)	(2,689)	(124,005)	(168,595)	(2,985)	(171,580)
Commercial loans	(28,519)	(1,284)	(29,803)	(26,168)	(2,290)	(28,458)
Total loans receivable, net	$6,797,194	872,017	7,669,211	6,456,778	1,039,630	7,496,408
(1) Includes $1.4 million and $9.6 million of loans held for sale at September 30, 2017 and December 31, 2016, respectively.
(2) Represents consumer loans from our NCDC offices which are no longer being originated.

Acquired loans were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification (“ASC”) Topic 310-30 or ASC Topic 310-20. The following table provides information related to the outstanding principal balance and related carrying value of acquired loans for the dates indicated (in thousands):

	September 30, 2017	December 31, 2016
Acquired loans evaluated individually for future credit losses:
Outstanding principal balance	$10,344	16,108
Carrying value	7,393	12,665

Acquired loans evaluated collectively for future credit losses:
Outstanding principal balance	877,022	1,040,378
Carrying value	870,705	1,032,611

Total acquired loans:
Outstanding principal balance	887,366	1,056,486
Carrying value	878,098	1,045,276

The following table provides information related to the changes in the accretable discount, which includes income recognized from contractual cash flows for the dates indicated (in thousands):

Total
Balance at December 31, 2015	$2,019
Accretion	(1,170)
Net reclassification from nonaccretable yield	1,338
Balance at December 31, 2016	2,187
Accretion	(1,130)
Net reclassification from nonaccretable yield	498
Balance at September 30, 2017	$1,555

The following table provides information related to acquired impaired loans by portfolio segment and by class of financing receivable at and for the nine months ended September 30, 2017 (in thousands):

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income recognized
Personal Banking:
Residential mortgage loans	$1,215	1,931	37	1,267	126
Home equity loans	1,166	2,274	9	1,264	124
Consumer loans	80	198	4	108	43
Total Personal Banking	2,461	4,403	50	2,639	293

Commercial Banking:
Commercial real estate loans	4,828	5,826	67	7,212	823
Commercial loans	104	115	—	178	14
Total Commercial Banking	4,932	5,941	67	7,390	837

Total	$7,393	10,344	117	10,029	1,130

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

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended September 30, 2017 (in thousands):

	Balance September 30, 2017	Current period provision	Charge-offs	Recoveries	Balance June 30, 2017
Originated loans:
Personal Banking:
Residential mortgage loans	$3,986	(462)	(211)	24	4,635
Home equity loans	3,295	615	(285)	8	2,957
Consumer finance loans	4,876	4,220	(3,891)	80	4,467
Consumer loans	7,383	4,594	(2,844)	353	5,280
Total Personal Banking	19,540	8,967	(7,231)	465	17,339

Commercial Banking:
Commercial real estate loans	20,174	(2,529)	(163)	282	22,584
Commercial loans	11,131	(5,445)	(204)	76	16,704
Total Commercial Banking	31,305	(7,974)	(367)	358	39,288
Total originated loans	50,845	993	(7,598)	823	56,627

Acquired loans:
Personal Banking:
Residential mortgage loans	77	(11)	(4)	7	85
Home equity loans	748	324	(243)	44	623
Consumer loans	594	106	(158)	18	628
Total Personal Banking	1,419	419	(405)	69	1,336

Commercial Banking:
Commercial real estate loans	3,301	2,433	(1,738)	160	2,446
Commercial loans	1,362	(818)	(305)	9	2,476
Total Commercial Banking	4,663	1,615	(2,043)	169	4,922
Total acquired loans	6,082	2,034	(2,448)	238	6,258

Total	$56,927	3,027	(10,046)	1,061	62,885

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended September 30, 2016 (in thousands):

	Balance September 30, 2016	Current period provision	Charge-offs	Recoveries	Balance June 30, 2016
Originated loans:
Personal Banking:
Residential mortgage loans	$4,002	1,109	(268)	139	3,022
Home equity loans	3,519	296	(161)	49	3,335
Consumer finance loans	3,429	1,014	(835)	111	3,139
Consumer loans	5,667	2,331	(1,700)	251	4,785
Total Personal Banking	16,617	4,750	(2,964)	550	14,281

Commercial Banking:
Commercial real estate loans	24,530	(1,041)	(602)	487	25,686
Commercial loans	16,877	1,668	(708)	561	15,356
Total Commercial Banking	41,407	627	(1,310)	1,048	41,042
Total originated loans	58,024	5,377	(4,274)	1,598	55,323

Acquired loans:
Personal Banking:
Residential mortgage loans	78	45	(86)	58	61
Home equity loans	1,171	138	(127)	32	1,128
Consumer loans	644	212	(166)	46	552
Total Personal Banking	1,893	395	(379)	136	1,741

Commercial Banking:
Commercial real estate loans	2,422	(588)	(187)	32	3,165
Commercial loans	907	354	—	1	552
Total Commercial Banking	3,329	(234)	(187)	33	3,717
Total acquired loans	5,222	161	(566)	169	5,458

Total	$63,246	5,538	(4,840)	1,767	60,781

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2017 (in thousands):

	Balance September 30, 2017	Current period provision	Charge-offs	Recoveries	Balance December 31, 2016
Originated loans:
Personal Banking:
Residential mortgage loans	$3,986	(278)	(678)	286	4,656
Home equity loans	3,295	503	(803)	109	3,486
Consumer finance loans	4,876	6,610	(5,469)	290	3,445
Consumer loans	7,383	9,741	(7,912)	1,025	4,529
Total Personal Banking	19,540	16,576	(14,862)	1,710	16,116

Commercial Banking:
Commercial real estate loans	20,174	(3,988)	(498)	993	23,667
Commercial loans	11,131	(3,517)	(1,858)	996	15,510
Total Commercial Banking	31,305	(7,505)	(2,356)	1,989	39,177
Total originated loans	50,845	9,071	(17,218)	3,699	55,293

Acquired loans:
Personal Banking:
Residential mortgage loans	77	130	(199)	75	71
Home equity loans	748	512	(1,063)	252	1,047
Consumer loans	594	405	(689)	225	653
Total Personal Banking	1,419	1,047	(1,951)	552	1,771

Commercial Banking:
Commercial real estate loans	3,301	1,832	(2,206)	667	3,008
Commercial loans	1,362	1,276	(847)	66	867
Total Commercial Banking	4,663	3,108	(3,053)	733	3,875
Total acquired loans	6,082	4,155	(5,004)	1,285	5,646

Total	$56,927	13,226	(22,222)	4,984	60,939

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2016 (in thousands):

	Balance September 30, 2016	Current period provision	Charge-offs	Recoveries	Balance December 31, 2015
Originated loans:
Personal banking:
Residential mortgage loans	$4,002	1,612	(2,559)	257	4,692
Home equity loans	3,519	253	(898)	223	3,941
Consumer finance loans	3,429	2,163	(2,321)	312	3,275
Consumer loans	5,667	5,205	(4,587)	836	4,213
Total personal banking	16,617	9,233	(10,365)	1,628	16,121

Commercial banking:
Commercial real estate loans	24,530	(8,756)	(2,103)	3,041	32,348
Commercial loans	16,877	5,008	(1,704)	1,072	12,501
Total commercial banking	41,407	(3,748)	(3,807)	4,113	44,849
Total originated loans	58,024	5,485	(14,172)	5,741	60,970

Acquired loans:
Personal banking:
Residential mortgage loans	78	118	(211)	153	18
Home equity loans	1,171	2,093	(1,320)	297	101
Consumer loans	644	925	(528)	137	110
Total personal banking	1,893	3,136	(2,059)	587	229

Commercial banking:
Commercial real estate loans	2,422	1,886	(1,314)	411	1,439
Commercial loans	907	890	(24)	7	34
Total commercial banking	3,329	2,776	(1,338)	418	1,473
Total acquired loans	5,222	5,912	(3,397)	1,005	1,702

Total	$63,246	11,397	(17,569)	6,746	62,672

At September 30, 2017, we expect to fully collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent.  As a result, we do not consider our purchased credit impaired loans that are 90 days or more delinquent to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at September 30, 2017 (in thousands):

	Total loans receivable	Allowance for loan losses	Nonaccrual loans (1)	Loans past due 90 days or more and still accruing (2)	TDRs (3)	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,743,226	4,063	13,195	—	7,807	782	—
Home equity loans	1,313,435	4,043	7,699	146	1,781	451	4
Consumer finance loans	26,892	4,876	333	—	—	—	—
Consumer loans	647,028	7,977	4,108	252	—	—	—
Total Personal Banking	4,730,581	20,959	25,335	398	9,588	1,233	4

Commercial Banking:
Commercial real estate loans	2,398,886	23,475	39,721	—	22,173	1,926	252
Commercial loans	596,671	12,493	8,278	—	6,708	1,025	23
Total Commercial Banking	2,995,557	35,968	47,999	—	28,881	2,951	275

Total	$7,726,138	56,927	73,334	398	38,469	4,184	279

(1)	Includes $17.8 million of nonaccrual TDRs.

(2)	Represents loans 90 days past maturity and still accruing.

(3)	Includes $17.8 million of nonaccrual, and $20.7 million of accruing TDRs.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2016 (in thousands):

	Total loans receivable	Allowance for loan losses	Nonaccrual loans (1)	Loans past due 90 days or more and still accruing (2)	TDRs (3)	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,698,166	4,727	18,264	—	7,299	708	—
Home equity loans	1,345,370	4,533	7,865	—	1,813	450	4
Consumer finance loans	48,981	3,445	743	—	—	—	—
Consumer loans	593,980	5,182	4,366	85	—	—	—
Total Personal Banking	4,686,497	17,887	31,238	85	9,112	1,158	4

Commercial Banking:
Commercial real estate loans	2,342,089	26,675	38,724	564	24,483	2,072	417
Commercial loans	528,761	16,377	9,574	—	9,331	1,360	17
Total Commercial Banking	2,870,850	43,052	48,298	564	33,814	3,432	434

Total	$7,557,347	60,939	79,536	649	42,926	4,590	438

(1)	Includes $16.3 million of nonaccrual TDRs.

(2)	Represents loans 90 days past maturity and still accruing.

(3)	Includes $16.3 million of nonaccrual, and $26.6 million of accruing TDRs.

The following table provides information related to the composition of originated impaired loans by portfolio segment and by class of financing receivable at and for the nine months ended September 30, 2017 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$11,785	1,410	—	6,894	20,089	21,521	706
Home equity loans	6,295	1,404	—	1,436	9,135	8,878	320
Consumer finance loans	332	1	—	—	333	428	15
Consumer loans	3,244	864	—	—	4,108	3,887	132
Total Personal Banking	21,656	3,679	—	8,330	33,665	34,714	1,173

Commercial Banking:
Commercial real estate loans	22,583	17,138	4,707	4,804	49,232	52,813	1,381
Commercial loans	4,177	4,101	943	2,447	11,668	12,402	544
Total Commercial Banking	26,760	21,239	5,650	7,251	60,900	65,215	1,925

Total	$48,416	24,918	5,650	15,581	94,565	99,929	3,098

The following table provides information related to the composition of originated impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2016 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$13,169	5,095	—	5,929	24,193	24,483	1,079
Home equity loans	5,552	2,313	—	1,439	9,304	9,234	496
Consumer finance loans	743	—	—	—	743	772	35
Consumer loans	3,080	1,286	—	—	4,366	2,931	131
Total Personal Banking	22,544	8,694	—	7,368	38,606	37,420	1,741

Commercial Banking:
Commercial real estate loans	19,264	19,460	3,622	11,582	53,928	64,350	2,864
Commercial loans	3,373	6,201	2,837	3,116	15,527	16,905	991
Total Commercial Banking	22,637	25,661	6,459	14,698	69,455	81,255	3,855

Total	$45,181	34,355	6,459	22,066	108,061	118,675	5,596

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at September 30, 2017 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,734,753	8,473	8,473	783	—
Home equity loans	1,311,654	1,781	1,781	451	—
Consumer finance loans	26,892	—	—	—	—
Consumer loans	646,933	95	95	23	—
Total Personal Banking	4,720,232	10,349	10,349	1,257	—

Commercial Banking:
Commercial real estate loans	2,370,814	28,072	25,223	3,028	2,849
Commercial loans	587,013	9,658	9,150	1,530	508
Total Commercial Banking	2,957,827	37,730	34,373	4,558	3,357

Total	$7,678,059	48,079	44,722	5,815	3,357

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at December 31, 2016 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,689,886	8,280	8,280	709	—
Home equity loans	1,343,556	1,814	1,814	450	—
Consumer finance loans	48,981	—	—	—	—
Consumer loans	593,854	126	126	29	—
Total Personal Banking	4,676,277	10,220	10,220	1,188	—

Commercial Banking:
Commercial real estate loans	2,309,186	32,903	27,594	3,545	5,309
Commercial loans	518,449	10,312	10,242	1,390	70
Total Commercial Banking	2,827,635	43,215	37,836	4,935	5,379

Total	$7,503,912	53,435	48,056	6,123	5,379

Our loan portfolios include loans that have been modified in a troubled debt restructuring ("TDR"), where concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include: extending the note’s maturity date, permitting interest-only payments, reducing the interest rate to a rate lower than current market rates for new debt with similar risk, reducing the principal payment, principal forbearance or other actions.  These concessions are applicable to all loan segments and classes. Certain TDRs are classified as nonperforming at the time of restructuring and may be returned to performing status after considering the borrower’s sustained repayment performance for a period of at least nine months.

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

The following table provides a roll forward of troubled debt restructurings for the periods indicated (dollars in thousands):

	For the quarters ended September 30,
	2017		2016
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	203	$41,860	230	$49,113
New TDRs	6	546	5	245
Re-modified TDRs	2	265	1	799
Net paydowns		(987)		(1,781)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	—	—	—	—
Commercial real estate loans	2	(2,498)	—	—
Commercial loans	—	—	1	(99)
Paid-off loans:
Residential mortgage loans	—	—	3	(143)
Home equity loans	3	(30)	2	(264)
Commercial real estate loans	1	(564)	8	(1,022)
Commercial loans	2	(123)	3	(253)
Ending TDR balance:	201	$38,469	218	$46,595

Accruing TDRs		$20,660		$29,221
Non-accrual TDRs		17,809		17,374

The following table provides a roll forward of troubled debt restructuring for the periods indicated (dollars in thousands):

	For the nine months ended September 30,
	2017		2016
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	225	$42,926	227	$51,115
New TDRs	13	4,685	23	5,256
Re-modified TDRs	3	710	5	1,862
Net paydowns		(3,668)		(4,685)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	—	—	—	—
Commercial real estate loans	2	(2,498)	—	—
Commercial loans	6	(259)	2	(142)
Paid-off loans:
Residential mortgage loans	—	—	3	(143)
Home equity loans	8	(62)	5	(496)
Commercial real estate loans	11	(1,109)	16	(5,584)
Commercial loans	10	(2,256)	6	(588)
Ending TDR balance:	201	$38,469	218	$46,595

Accruing TDRs		$20,660		$29,221
Non-accrual TDRs		17,809		17,374

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended September 30, 2017				For the nine months ended September 30, 2017
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	2	$403	402	40	5	$1,297	1,276	128
Home equity loans	2	122	119	30	2	122	119	30
Total Personal Banking	4	525	521	70	7	1,419	1,395	158

Commercial Banking:
Commercial real estate loans	2	114	116	13	6	3,600	3,282	285
Commercial loans	2	172	170	71	3	376	352	84
Total Commercial Banking	4	286	286	84	9	3,976	3,634	369

Total	8	$811	807	154	16	$5,395	5,029	527

Troubled debt restructurings modified within the previous twelve months that have subsequently defaulted:
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	$—	—	—
Home equity loans	—	—	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—	—	—

Commercial Banking
Commercial real estate loans	1	90	90	11	1	90	90	11
Commercial loans	1	150	150	70	1	150	150	70
Total Commercial Banking	2	240	240	81	2	240	240	81

Total	2	$240	240	81	2	$240	240	81

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended September 30, 2016				For the nine months ended September 30, 2016
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	1	$9	8	1	6	$1,041	1,031	105
Home equity loans	1	3	3	1	6	284	281	60
Total Personal Banking	2	12	11	2	12	1,325	1,312	165

Commercial Banking:
Commercial real estate loans	1	154	153	11	5	2,250	2,218	295
Commercial loans	3	878	877	64	11	3,543	2,591	632
Total Commercial Banking	4	1,032	1,030	75	16	5,793	4,809	927

Total	6	$1,044	1,041	77	28	$7,118	6,121	1,092

Troubled debt restructurings modified within the previous twelve months that have subsequently defaulted:
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	$—	—	—
Home equity loans	—	—	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—	—	—

Commercial Banking:
Commercial real estate loans	1	6,256	6,113	893	1	6,256	6,113	893
Commercial loans	—	—	—	—	—	—	—	—
Total Commercial Banking	1	6,256	6,113	893	1	6,256	6,113	893

Total	1	$6,256	6,113	893	1	$6,256	6,113	893

The following table provides information as of September 30, 2017 for troubled debt restructuring (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended September 30, 2017 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	2	$250	—	—	152	402
Home equity loans	2	119	—	—	—	119
Total Personal Banking	4	369	—	—	152	521

Commercial Banking:
Commercial real estate loans	2	—	—	116	—	116
Commercial loans	2	—	—	170	—	170
Total Commercial Banking	4	—	—	286	—	286

Total	8	$369	—	286	152	807

The following table provides information as of September 30, 2016 for troubled debt restructuring (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended September 30, 2016 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$—	—	8	—	8
Home equity loans	1	—	—	3	—	3
Total Personal Banking	2	—	—	11	—	11

Commercial Banking:
Commercial real estate loans	1	—	—	153	—	153
Commercial loans	3	—	799	78	—	877
Total Commercial Banking	4	—	799	231	—	1,030

Total	6	$—	799	242	—	1,041

The following table provides information as of September 30, 2017 for troubled debt restructuring (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the nine months ended September 30, 2017 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	5	$360	—	—	916	1,276
Home equity loans	2	119	—	—	—	119
Total Personal Banking	7	479	—	—	916	1,395

Commercial Banking:
Commercial real estate loans	6	—	2,710	572	—	3,282
Commercial loans	3	—	—	352	—	352
Total Commercial Banking	9	—	2,710	924	—	3,634

Total	16	$479	2,710	924	916	5,029

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

The following table provides information related to re-modified troubled debt restructuring by portfolio segment and by class of financing receivable for the quarter ended September 30, 2017 (dollars in thousands):

		Type of re-modification
	Number of re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$250	—	—	—	250
Home equity loans	1	13	—	—	—	13
Total Personal Banking	2	263	—	—	—	263

Commercial Banking:
Commercial real estate loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Total Commercial Banking	—	—	—	—	—	—

Total	2	$263	—	—	—	263

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

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the nine months ended September 30, 2017 (dollars in thousands):

		Type of re-modification
	Number of re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	2	$250	—	—	430	680
Home equity loans	1	13	—	—	—	13
Total Personal Banking	3	263	—	—	430	693

Commercial Banking:
Commercial real estate loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Total Commercial Banking	—	—	—	—	—	—

Total	3	$263	—	—	430	693

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the nine months ended September 30, 2016 (dollars in thousands):

		Type of re-modification
	Number of re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Commercial Banking:
Commercial real estate loans	1	—	—	—	182	182
Commercial loans	4	—	1,662	—	—	1,662
Total Commercial Banking	5	—	1,662	—	182	1,844

Total	5	$—	1,662	—	182	1,844

The following table provides information related to loan payment delinquencies at September 30, 2017 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Total loans receivable	90 Days or greater delinquent and accruing (1)
Originated loans:
Personal Banking:
Residential mortgage loans	$2,771	6,133	11,315	20,219	2,603,544	2,623,763	—
Home equity loans	6,636	2,219	5,158	14,013	1,031,139	1,045,152	—
Consumer finance loans	3,065	2,190	332	5,587	21,305	26,892	—
Consumer loans	8,248	2,963	2,939	14,150	520,468	534,618	—
Total Personal Banking	20,720	13,505	19,744	53,969	4,176,456	4,230,425	—

Commercial Banking:
Commercial real estate loans	3,586	7,290	18,069	28,945	2,060,438	2,089,383	—
Commercial loans	271	2	3,288	3,561	524,670	528,231	—
Total Commercial Banking	3,857	7,292	21,357	32,506	2,585,108	2,617,614	—
Total originated loans	24,577	20,797	41,101	86,475	6,761,564	6,848,039	—

Acquired loans:
Personal Banking:
Residential mortgage loans	—	1,063	875	1,938	117,525	119,463	405
Home equity loans	694	171	1,239	2,104	266,179	268,283	102
Consumer loans	1,262	320	315	1,897	110,513	112,410	10
Total Personal Banking	1,956	1,554	2,429	5,939	494,217	500,156	517

Commercial Banking:
Commercial real estate loans	2,167	376	5,241	7,784	301,719	309,503	727
Commercial loans	475	194	889	1,558	66,882	68,440	—
Total Commercial Banking	2,642	570	6,130	9,342	368,601	377,943	727
Total acquired loans	4,598	2,124	8,559	15,281	862,818	878,099	1,244

Total loans	$29,175	22,921	49,660	101,756	7,624,382	7,726,138	1,244

(1)
Represents acquired loans that were originally recorded at fair value upon acquisition. These loans are considered to be accruing because we can reasonably estimate future cash flows on and expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value and their expected cash flows into interest income.

The following table provides information related to loan payment delinquencies at December 31, 2016 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Total loans receivable	90 Days or greater delinquent and accruing (1)
Originated loans:
Personal Banking:
Residential mortgage loans	$26,212	5,806	12,792	44,810	2,536,443	2,564,655	—
Home equity loans	5,785	1,305	4,783	11,873	1,014,442	1,042,913	—
Consumer finance loans	1,255	766	743	2,764	46,217	48,981	—
Consumer loans	7,343	2,438	2,775	12,556	415,508	428,064	—
Total Personal Banking	40,595	10,315	21,093	72,003	4,012,610	4,084,613	—

Commercial Banking:
Commercial real estate loans	7,674	3,674	16,508	27,856	1,944,227	1,972,083	—
Commercial loans	1,067	1,957	3,107	6,131	449,244	455,375	—
Total Commercial Banking	8,741	5,631	19,615	33,987	2,393,471	2,427,458	—
Total originated loan	49,336	15,946	40,708	105,990	6,406,081	6,512,071	—

Acquired loans:
Personal Banking:
Residential mortgage loans	1,174	421	829	2,424	131,087	133,511	452
Home equity loans	1,020	258	973	2,251	300,206	302,457	204
Consumer loans	1,270	405	320	1,995	163,921	165,916	15
Total Personal Banking	3,464	1,084	2,122	6,670	595,214	601,884	671

Commercial Banking:
Commercial real estate loans	2,703	821	4,762	8,286	361,720	370,006	2,006
Commercial loans	111	124	413	648	72,738	73,386	147
Total Commercial Banking	2,814	945	5,175	8,934	434,458	443,392	2,153
Total acquired loan	6,278	2,029	7,297	15,604	1,029,672	1,045,276	2,824

Total	$55,614	17,975	48,005	121,594	7,435,753	7,557,347	2,824
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

The following table sets forth information about credit quality indicators updated during the quarter ended September 30, 2017 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans:
Personal Banking:
Residential mortgage loans	$2,607,925	—	15,838	—	—	2,623,763
Home equity loans	1,037,567	—	7,585	—	—	1,045,152
Consumer finance loans	26,560	—	332	—	—	26,892
Consumer loans	531,310	—	3,308	—	—	534,618
Total Personal Banking	4,203,362	—	27,063	—	—	4,230,425

Commercial Banking:
Commercial real estate loans	1,927,940	50,962	110,481	—	—	2,089,383
Commercial loans	467,664	15,204	45,363	—	—	528,231
Total Commercial Banking	2,395,604	66,166	155,844	—	—	2,617,614
Total originated loans	6,598,966	66,166	182,907	—	—	6,848,039

Acquired loans:
Personal Banking:
Residential mortgage loans	117,135	—	2,328	—	—	119,463
Home equity loans	264,469	—	3,814	—	—	268,283
Consumer loans	111,662	—	748	—	—	112,410
Total Personal Banking	493,266	—	6,890	—	—	500,156

Commercial Banking:
Commercial real estate loans	268,570	5,156	35,777	—	—	309,503
Commercial loans	59,160	3,720	5,560	—	—	68,440
Total Commercial Banking	327,730	8,876	41,337	—	—	377,943
Total acquired loans	820,996	8,876	48,227	—	—	878,099

Total loans	$7,419,962	75,042	231,134	—	—	7,726,138

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2016 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans:
Personal Banking:
Residential mortgage loans	$2,548,390	—	16,265	—	—	2,564,655
Home equity loans	1,035,496	—	7,417	—	—	1,042,913
Consumer finance loans	48,238	—	743	—	—	48,981
Consumer loans	425,712	—	2,352	—	—	428,064
Total Personal Banking	4,057,836	—	26,777	—	—	4,084,613

Commercial Banking:
Commercial real estate loans	1,821,548	36,321	114,214	—	—	1,972,083
Commercial loans	401,866	15,203	38,306	—	—	455,375
Total Commercial Banking	2,223,414	51,524	152,520	—	—	2,427,458
Total originated loans	6,281,250	51,524	179,297	—	—	6,512,071

Acquired loans:
Personal Banking:
Residential mortgage loans	131,717	—	1,794	—	—	133,511
Home equity loans	300,100	—	2,357	—	—	302,457
Consumer loans	165,094	—	822	—	—	165,916
Total Personal Banking	596,911	—	4,973	—	—	601,884

Commercial Banking:
Commercial real estate loans	331,780	7,403	30,823	—	—	370,006
Commercial loans	68,127	1,989	3,270	—	—	73,386
Total Commercial Banking	399,907	9,392	34,093	—	—	443,392
Total acquired loans	996,818	9,392	39,066	—	—	1,045,276

Total	$7,278,068	60,916	218,363	—	—	7,557,347

(5)	Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization as of the dates indicated (in thousands):

	September 30, 2017	December 31, 2016
Amortizable intangible assets:
Core deposit intangibles — gross	$63,685	37,953
Acquisitions	—	25,732
Less: accumulated amortization	(38,725)	(34,378)
Core deposit intangibles — net	24,960	29,307
Customer and Contract intangible assets — gross	10,474	8,496
Acquisitions	—	1,978
Less: accumulated amortization	(8,190)	(7,348)
Customer and Contract intangible assets — net	$2,284	3,126

The following table shows the actual aggregate amortization expense for the quarters and nine months ended September 30, 2017 and 2016, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended September 30, 2017	$1,691
For the quarter ended September 30, 2016	1,068
For the nine months ended September 30, 2017	5,189
For the nine months ended September 30, 2016	2,453
For the year ending December 31, 2017	6,764
For the year ending December 31, 2018	5,848
For the year ending December 31, 2019	4,933
For the year ending December 31, 2020	4,017
For the year ending December 31, 2021	3,188
For the year ending December 31, 2022	2,456

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2015	261,736
Goodwill acquired	45,684
Balance at December 31, 2016	307,420
Goodwill acquired	—
Impairment losses	—
Balance at September 30, 2017	307,420

We performed our annual goodwill impairment test as of June 30, 2017 using ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("Step 0") and concluded that goodwill was not impaired.

(6)	Guarantees

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At September 30, 2017, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $17.7 million, of which $17.2 million is fully collateralized. At September 30, 2017, we had a liability, which represents deferred income, of $137,000 related to the standby letters of credit.

(7)	Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All stock options outstanding during the quarter ended September 30, 2017 and 2016, were included in the computation of diluted earnings per share because the options’ exercise price was less than the average market price of the common shares of $16.26 and $15.19, respectively. All stock options outstanding during the nine months ended September 30, 2017 were included in the computation of diluted earnings per share because the options’ exercise price was less than the average market price of the common shares of $16.58. Stock options to purchase 710,423 shares of common stock with a weighted average exercise price of $14.15 per share were outstanding during the nine months ended September 30, 2016 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares of $14.02.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Quarter ended September 30,		Nine months ended September 30, 2017
	2017	2016	2017	2016
Reported net income	$23,591	14,197	72,319	25,173

Weighted average common shares outstanding	101,163,534	99,602,535	100,921,322	99,224,565
Dilutive potential shares due to effect of stock options	1,400,942	1,465,710	1,617,020	1,008,942
Total weighted average common shares and dilutive potential shares	102,564,476	101,068,245	102,538,342	100,233,507

Basic earnings per share:	$0.23	0.14	0.72	0.25

Diluted earnings per share:	$0.23	0.14	0.71	0.25

(8)    Pension and Other Post-retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post retirement healthcare plans for the periods indicated (in thousands):

Components of net periodic benefit cost

	Quarter ended September 30,
	Pension benefits		Other post-retirement benefits
	2017	2016	2017	2016
Service cost	$1,537	1,374	—	—
Interest cost	1,719	1,695	17	18
Expected return on plan assets	(2,628)	(2,474)	—	—
Amortization of prior service cost	(580)	(581)	—	—
Amortization of the net loss	928	927	27	22
Net periodic cost	$976	941	44	40

	Nine Months Ended September 30, 2016
	Pension benefits		Other post-retirement benefits
	2017	2016	2017	2016
Service cost	$4,612	4,122	—	—
Interest cost	5,159	5,087	51	53
Expected return on plan assets	(7,884)	(7,423)	—	—
Amortization of prior service cost	(1,742)	(1,742)	—	—
Amortization of the net loss	2,783	2,782	81	67
Net periodic cost	$2,928	2,826	132	120

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At September 30, 2017 and December 31, 2016, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at September 30, 2017 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$165,676	165,676	165,676	—	—
Securities available-for-sale	869,481	869,481	949	857,873	10,659
Securities held-to-maturity	31,961	32,282	—	32,282	—
Loans receivable, net	7,669,211	7,746,906	1,382	—	7,745,524
Accrued interest receivable	22,802	22,802	22,802	—	—
FHLB Stock	7,984	7,984	—	—	—
Total financial assets	$8,767,115	8,845,131	190,809	890,155	7,756,183

Financial liabilities:
Savings and checking deposits	$6,506,184	6,506,184	6,506,184	—	—
Time deposits	1,435,861	1,455,485	—	—	1,455,485
Borrowed funds	115,388	115,388	115,388	—	—
Junior subordinated debentures	111,213	112,954	—	—	112,954
Cash flow hedges - swaps	1,538	1,538	—	1,538	—
Accrued interest payable	518	518	518	—	—
Total financial liabilities	$8,170,702	8,192,067	6,622,090	1,538	1,568,439

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both September 30, 2017 and December 31, 2016.  There were no transfers of financial instruments between Level 1 and Level 2 during the nine months ended September 30, 2017.

The following table represents assets and liabilities measured at fair value on a recurring basis at September 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Equity securities	$949	—	—	949

Debt securities:
U.S. government and agencies	—	2	—	2
Government sponsored enterprises	—	241,599	—	241,599
States and political subdivisions	—	53,214	—	53,214
Corporate	—	8,019	10,659	18,678
Total debt securities	—	302,834	10,659	313,493

Residential mortgage-backed securities:
GNMA	—	28,388	—	28,388
FNMA	—	82,023	—	82,023
FHLMC	—	68,234	—	68,234
Non-agency	—	560	—	560
Collateralized mortgage obligations:
GNMA	—	5,152	—	5,152
FNMA	—	202,459	—	202,459
FHLMC	—	168,182	—	168,182
SBA	—	—	—	—
Non-agency	—	41	—	41
Total mortgage-backed securities	—	555,039	—	555,039

Interest rate swaps	—	(1,538)	—	(1,538)

Total assets and liabilities	$949	856,335	10,659	867,943

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Equity securities	$4,440	—	—	4,440

Debt securities:
U.S. government and agencies	—	6	—	6
Government sponsored enterprises	—	294,170	—	294,170
States and political subdivisions	—	63,070	—	63,070
Corporate	—	7,614	9,366	16,980
Total debt securities	—	364,860	9,366	374,226

Residential mortgage-backed securities:
GNMA	—	30,883	—	30,883
FNMA	—	106,578	—	106,578
FHLMC	—	82,115	—	82,115
Non-agency	—	579	—	579
Collateralized mortgage obligations:
GNMA	—	6,287	—	6,287
FNMA	—	95,186	—	95,186
FHLMC	—	119,197	—	119,197
SBA	—	6,608	—	6,608
Non-agency	—	101	—	101
Total mortgage-backed securities	—	447,534	—	447,534

Interest rate swaps	—	(2,736)	—	(2,736)

Total assets and liabilities	$4,440	809,658	9,366	823,464
The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Quarter ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Beginning balance	$10,638	8,719	9,366	8,955

Net change in unrealized appreciation:
Included in net income as OTTI	—	—		—
Included in other comprehensive income	21	510	1,293	274

Purchases	—	—	—	—
Sales	—	—	—	—
Transfers in to Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance	$10,659	9,229	10,659	9,229

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at September 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans measured for impairment	$—	—	38,907	38,907
Real estate owned	—	—	5,462	5,462

Total assets	$—	—	44,369	44,369

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment, mortgage servicing rights, and real estate owned.  The following table represents the fair value measurement for nonrecurring assets at December 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans measured for impairment	$—	—	41,933	41,933
Mortgage loan servicing	—	—	246	246
Real estate owned	—	—	4,889	4,889

Total assets	$—	—	47,068	47,068

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

The table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2017 (dollar amounts in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Debt securities	$10,659	Discounted cash	Discount margin	0.4% to 2.1% (0.7%)
		flow	Default rates	1.0%
			Prepayment speeds	1.0 annually

Loans measured for impairment	38,907	Appraisal value (1)	Estimated cost to sell	10.0%
		Discounted cash flow	Discount rate	4.25% to 10.0% (7.50%)

Real estate owned	5,462	Appraisal value (1)	Estimated cost to sell	10.0%
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

As a result of the LNB acquisition we acquired two statutory business trusts: LNB Trust I and LNB Trust II; both are Delaware statutory business trusts.  The outstanding stock issued by LNB Trust I was redeemed on December 15, 2015. At September 30, 2017, LNB Trust II had 7,875 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $7,875,000) with a stated maturity of June 15, 2037. These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.48%.  LNB Trust II invested the proceeds of the offerings in junior subordinated deferrable interest debentures acquired by the Company.  The structure of these debentures mirrors the structure of the trust-preferred securities. LNB Trust II holds $8,119,000 of junior subordinated debentures. The subordinated debentures are the sole assets of the Trusts. Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts.

Derivatives Designated as Hedging Instruments

We are currently a counterparty to two interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Trust III and Trust IV.  The first swap modifies the re-pricing characteristics of Trust III, wherein for a ten year period expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The other swap modifies the re-pricing characteristics of Trust IV, wherein for a ten year period expiring in December 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contracts is not significant.  At September 30, 2017, $2.1 million of cash was pledged as collateral to the counterparty.

At September 30, 2017, the fair value of the swap agreements was $(1.5) million and was the amount we would have expected to pay if the contracts were terminated.  There was no material hedge ineffectiveness for these swaps.

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

     The following table sets forth information related to derivatives at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Derivatives designed as hedging instruments:
Fair value (1)	$1,538	2,736
Notional amount	50,000	50,000
Collateral posted	2,055	3,005

Derivatives not designed as hedging instruments:
Foreign exchange fair value (2)	44	—
Notional amount	4,578	—
(1) Included in other liabilities.
(2) Included in other assets.

(11)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of September 30, 2017 we have not accrued for any legal proceedings based on our analysis of currently available information which is subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances.  Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(12)	Changes in Accumulated Other Comprehensive Income/ (Loss)

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended September 30, 2017
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of June 30, 2017	$2,276	(1,257)	(26,167)	(25,148)
Other comprehensive income before reclassification adjustments	(264)	258	—	(6)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(674)	—	221	(453)
Net other comprehensive income	(938)	258	221	(459)
Balance as of September 30, 2017	$1,338	(999)	(25,946)	(25,607)

	For the quarter ended September 30, 2016
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of June 30, 2016	$7,866	(2,753)	(24,630)	(19,517)
Other comprehensive income before reclassification adjustments	(785)	471	—	(314)
Amounts reclassified from accumulated other comprehensive income (3), (4)	(36)	—	224	188
Net other comprehensive income	(821)	471	224	(126)
Balance as of September 30, 2016	$7,045	(2,282)	(24,406)	(19,643)

(1)	Consists of realized gain on securities (gain on sales of investments, net) of $1,043, net of tax (income tax expense) of $(369).

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $580 and amortization of net loss (compensation and employee benefits) of $(954), net of tax (income tax expense) of $153.  See note 9.

(3)	Consists of realized loss on securities (gain on sales of investments, net) of $59, net of tax (income tax expense) of $(23).

(4)
Consists of amortization of prior service cost (compensation and employee benefits) of $581 and amortization of net loss (compensation and employee benefits) of $(949), net of tax (income tax expense) of $144.  See note 9.

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the nine months ended September 30, 2017
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2016	$395	(1,778)	(26,608)	(27,991)
Other comprehensive income before reclassification adjustments	1,684	779	—	2,463
Amounts reclassified from accumulated other comprehensive income (1), (2)	(741)	—	662	(79)
Net other comprehensive income	943	779	662	2,384
Balance as of September 30, 2017	$1,338	(999)	(25,946)	(25,607)

	For the nine months ended September 30, 2016
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2015	$3,325	(2,779)	(25,081)	(24,535)
Other comprehensive income before reclassification adjustments	3,717	497	—	4,214
Amounts reclassified from accumulated other comprehensive income (3), (4)	3	—	675	678
Net other comprehensive income	3,720	497	675	4,892
Balance as of September 30, 2016	$7,045	(2,282)	(24,406)	(19,643)

(1)	Consists of realized gains on securities (gain on sales of investments, net) of $1,157, net of tax (income tax expense) of $(416).

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $1,742 and amortization of net loss (compensation and employee benefits) of $(2,864), net of tax (income tax expense) of $460. See note 9.

(3)	Consists of realized gains on securities (gain on sales of investments, net) of $(4), net of tax (income tax expense) of $1.

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

Overview of Critical Accounting Policies Involving Estimates

Please refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2016 Annual Report on Form 10-K.

Executive Summary and Comparison of Financial Condition

Total assets at September 30, 2017 were $9.460 billion, a decrease of $163.8 million, or 1.7%, from $9.624 billion at December 31, 2016.  This decrease in assets was due primarily to $152.5 million of assets sold to Shore United Bank on May 19, 2017, in connection with the sale of three Maryland branch offices.

Total loans receivable increased by $168.8 million, or 2.2%, to $7.726 billion at September 30, 2017, from $7.557 billion at December 31, 2016 due primarily to an increase in our commercial banking loan portfolio of $124.7 million, or 4.3%, to $2.996 billion at September 30, 2017 from $2.871 billion at December 31, 2016. Additionally, our personal banking loan portfolio increased by $44.1 million, or 0.9%, to $4.731 billion at September 30, 2017 from $4.686 billion at December 31, 2016, due primarily to the growth of the indirect automobile portfolio.

     Total deposits increased by $59.7 million, or 0.8%, to $7.942 billion at September 30, 2017 from $7.882 billion at December 31, 2016. Noninterest-bearing checking deposits increased by $176.2 million, or 12.2%, to $1.625 billion at September 30, 2017 from $1.449 billion at December 31, 2016, interest-bearing checking deposits increased by $23.5 million, or 1.6%, to $1.452 billion at September 30, 2017 from $1.428 billion at December 31, 2016 and savings deposits increased by $46.9 million, or 2.9%, to $1.670 billion at September 30, 2017 from $1.623 billion at December 31, 2016. Partially offsetting these increases were decreases in time deposits of $104.7 million, or 6.8%, to $1.436 billion at September 30, 2017 from $1.541 billion at December 31, 2016, and money market demand accounts decreased by $82.2 million, or 4.5%, to $1.759 billion at September 30, 2017 from $1.842 billion at December 31, 2016. Despite modest increases in interest rates, these changes reflect our customers' preference for more liquid deposit products.

Total shareholders’ equity at September 30, 2017 was $1.206 billion, or $11.76 per share, an increase of $35.2 million, or 3.0%, from $1.171 billion, or $11.51 per share, at December 31, 2016. This increase in equity was primarily the result of net income of $72.3 million for the nine months ended September 30, 2017, which was partially offset by the payment of cash dividends of $48.9 million during the nine months ended September 30, 2017.

As previously announced in April, we closed the remaining offices of our consumer finance subsidiary, Northwest Consumer Discount Company, Inc. ("NCDC"), on July 14, 2017. All NCDC loans were transferred to Northwest for servicing and collections. Northwest continues to make direct consumer loans to qualified customers as well as indirect sales finance loans through various dealers and retailers.

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

In July 2013, the FDIC and the other federal regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The rule limits an organization’s capital distributions and certain discretionary bonus payments if the organization does not hold a “capital conservation buffer” consisting of 2.5% of Total, Tier 1 and Common Equity Tier 1 ("CET1") capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

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

	At September 30, 2017
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,077,603	15.152%	657,874	9.250%	711,216	10.00%
Northwest Bank	1,032,725	14.538%	657,102	9.250%	710,381	10.00%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,020,620	14.350%	515,631	7.250%	568,972	8.00%
Northwest Bank	975,788	13.736%	515,026	7.250%	568,304	8.00%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	912,745	12.834%	408,949	5.750%	462,290	6.50%
Northwest Bank	975,788	13.736%	408,469	5.750%	461,747	6.50%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,020,620	10.994%	371,341	4.000%	464,176	5.000%
Northwest Bank	975,788	10.521%	370,992	4.000%	463,740	5.000%
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

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at September 30, 2017 was 11.2%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At September 30, 2017 Northwest had $3.248 billion of borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, as well as $70.4 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

Dividends

We paid $16.3 million, or $0.16 per share, and $15.1 million, or $0.15 per share, in cash dividends during the quarters ended September 30, 2017 and 2016, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 69.6% and 107.1% for the quarters ended September 30, 2017 and 2016, respectively. We paid $48.9 million, or $0.48 per share, and $45.0 million, or $0.45 per share in cash dividends during the nine months ended September 30, 2017 and 2016, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 67.6% and 180.0% for the nine months ended September 30, 2017 and 2016, respectively. On October 17, 2017, the Board of Directors declared a cash dividend of $0.16 per share payable on November 16, 2017 to shareholders of record as of November 2, 2017.  This represents the 92nd consecutive quarter we have paid a cash dividend.

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

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Loans 90 days or more past due
Residential mortgage loans	$12,190	13,621
Home equity loans	6,543	5,756
Consumer legacy finance loans	332	743
Consumer loans	3,506	3,180
Commercial real estate loans	23,310	21,834
Commercial loans	4,177	3,520
Total loans 90 days or more past due	$50,058	48,654
Total real estate owned (REO)	5,462	4,889
Total loans 90 days or more past due and REO	55,520	53,543
Total loans 90 days or more past due to net loans receivable	0.65%	0.65%
Total loans 90 days or more past due and REO to total assets	0.59%	0.56%
Nonperforming loans:
Nonaccrual loans - loans 90 days or more delinquent	$48,416	45,181
Nonaccrual loans - loans less than 90 days delinquent	24,918	34,355
Loans 90 days or more past maturity and still accruing	398	649
Total nonperforming loans	73,732	80,185
Total nonperforming assets	$79,194	85,074
Nonaccrual troubled debt restructured loans (1)	$17,809	16,346
Accruing troubled debt restructured loans	20,660	26,580
Total troubled debt restructured loans	$38,469	42,926

(1)	Included in nonaccurual loans above.

At September 30, 2017, we expect to fully collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent. As a result, we do not consider these loans that are 90 days or more delinquent, which total $1.2 million, to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment. Impaired loans at September 30, 2017 and December 31, 2016 were $94.6 million and $108.1 million, respectively.

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

On an ongoing basis, the Credit Administration department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans.  This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis.  In addition, a meeting is held every quarter with each region to monitor the performance and status of loans on an internal watch list.  On an on-going basis the loan officer, in conjunction with a portfolio manager, grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated.  This rating is also reviewed independently by our Loan Review department on a periodic basis.  Our loan grading system for problem loans is consistent with industry regulatory guidelines which classify loans as “substandard”, “doubtful” or “loss.”  Loans that do not expose us to risk sufficient to warrant classification in one of the previous categories, but which possess some weaknesses, are designated as “special mention”.  A “substandard” loan is any loan that is 90 days or more contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable.  Loans classified as “loss” are considered uncollectible so that their continuance as assets without the establishment of a specific loss allowance is not warranted.

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

The individual impairment measures along with the estimated loss for each homogeneous pool are consolidated into one summary document. This summary schedule along with the support documentation used to establish this schedule is presented to management’s Allowances for Loan Losses Committee monthly. The Allowances for Loan Losses Committee reviews the processes and documentation presented. Quarterly management's Credit Committee reviews the allowance for loan loss committee's report, reviews the concentration of credit by industry and customer, lending products and activity, competition and collateral values, as well as economic conditions in general and in each of our market areas.  Based on this review and discussion, the appropriate amount of ALL is estimated and any adjustments to reconcile the actual ALL with this estimate are determined.  In addition, the Credit Committee considers if any changes to the methodology are needed.  The Credit Committee also reviews and discusses delinquency trends, nonperforming asset amounts and ALL levels and ratios compared to our peer group as well as state and national statistics.  Similarly, following the Credit Committee’s review and approval, a review is performed by the Risk Management Committee of the Board of Directors on a quarterly basis.

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses, which the Credit Committee assesses regularly for appropriateness.  As part of the analysis as of September 30, 2017, we considered the economic conditions in our markets, such as unemployment and bankruptcy levels as well as changes in estimates of real estate collateral values; and no changes in methodology was determined necessary. In addition, we considered the overall trends in asset quality, specific reserves already established for criticized loans, historical loss rates and collateral valuations. The allowance for loan losses decreased by $4.0 million, or 6.6%, to $56.9 million, or 0.74% of total loans at September 30, 2017 from $60.9 million, or 0.81% of total loans, at December 31, 2016. This decrease is due primarily to improvements in the historical loss rates used to calculated the ALL for commercial banking loans .

We also consider how the levels of non-accrual loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Nonaccrual loans of $73.3 million or 0.95% of total loans receivable at September 30, 2017 decreased by $6.2 million, or 7.8%, from $79.5 million, or 1.05% of total loans receivable, at December 31, 2016. As a percentage of average loans, annualized net charge-offs increased to 0.30% for the nine months ended September 30, 2017 compared to 0.21% for the year ended December 31, 2016. However, this increase was concentrated primarily in the discontinued consumer finance company business line.

Comparison of Operating Results for the Quarters Ended September 30, 2017 and 2016

Net income for the quarter ended September 30, 2017 was $23.6 million, or $0.23 per diluted share, an increase of $9.4 million, or 66.2%, from net income of $14.2 million, or $0.14 per diluted share, for the quarter ended September 30, 2016.  The increase in net income resulted from increases in net interest income of $5.9 million, or 7.7% and noninterest income of $3.8 million, or 18.1% and decreases in noninterest expense of $4.9 million, or 6.6% and provision for loan losses of $2.5 million, or 45.3%. Partially offsetting these factors was an increase in income tax expense of $7.7 million, or 164.3%. Net income for the quarter ended September 30, 2017 represents annualized returns on average equity and average assets of 7.81% and 0.99%, respectively, compared to 4.89% and 0.63% for the same quarter last year.  A further discussion of significant changes follows.

Interest Income

Total interest income increased by $5.5 million, or 6.5%, to $90.2 million for the quarter ended September 30, 2017 from $84.7 million for the quarter ended September 30, 2016, This increase is due to an increase in the average balance of interest earning assets of $512.5 million, or 6.3%, to $8.706 billion for the quarter ended September 30, 2017 from $8.193 billion for the quarter ended September 30, 2016, resulting from the western New York office acquisition which closed in September 2016. The average yield earned on interest earning assets was 4.11% for the both quarters ended September 30, 2017 and 2016.

Interest income on loans receivable increased by $4.3 million, or 5.3%, to $85.4 million for the quarter ended September 30, 2017 from $81.1 million for the quarter ended September 30, 2016. This increase is attributable to increases in both the average balance and average yield. The average balance of loans receivable increased by $308.7 million, or 4.2%, to $7.666 billion for the quarter ended September 30, 2017 from $7.358 billion for the quarter ended September 30, 2016. This increase is due to the addition of $455.9 million of loans acquired, at fair value, in the third quarter of 2016 in the western New York office acquisition and $168.8 million of loan growth during 2017. The average yield on loans receivable increased to 4.42% for the quarter ended September 30, 2017 from 4.38% for the quarter ended September 30, 2016.  The average loan yield was positively impacted by an increase in rates on adjustable rate loans in response to increases in short-term rates by the Federal Reserve.

Interest income on mortgage-backed securities increased by $1.1 million, or 53.6%, to $3.1 million for the quarter ended September 30, 2017 from $2.0 million for the quarter ended September 30, 2016.  This increase is attributable to increases in both the average balance and average yield. The average balance of mortgage-backed securities increased by $166.5 million, or 37.8%, to $607.5 million for the quarter ended September 30, 2017 from $441.0 million for the quarter ended September 30, 2016. The increase in the average balance was due to the investment of excess cash resulting from deposit growth and the September 2016 office purchases. Additionally, the average yield on mortgage-backed securities increased to 2.05% for the quarter ended September 30, 2017 from 1.84% for the quarter ended September 30, 2016 due to both an increase in short-term market interest rates that positively impacted our adjustable rate mortgage-backed securities and the purchase of fixed rate mortgage-backed securities with yields higher than those on the existing portfolio.

Interest income on investment securities increased by $130,000, or 10.0%, to $1.4 million or the quarter ended September 30, 2017 from $1.3 million for the quarter ended September 30, 2016. The increase is attributable to an increase in the average balance of investment securities of $77.1 million, or 28.0%, to $352.8 million for the quarter ended September 30, 2017 from $275.7 million for the quarter ended September 30, 2016. This increase is due primarily to the investment of excess cash. Partially offsetting this increase was a decrease in the average yield on investment securities to 1.62% for the quarter ended September 30, 2017 from 1.89% for the quarter ended September 30, 2016 due to higher yielding municipal securities being called and replaced with lower yielding, shorter-term government agency securities.

Dividends on FHLB stock decreased by $155,000, or 71.1%, to $63,000 for the quarter ended September 30, 2017 from $218,000 for the quarter ended September 30, 2016. This decrease is attributable to a decrease in the average balance of FHLB stock of $20.1 million, or 72.1%, to $7.7 million for the quarter ended September 30, 2017 from $27.8 million for the quarter ended September 30, 2016. Partially offsetting this decrease was an increase in the average yield on FHLB stock to 3.23% for the quarter ended September 30, 2017 from 3.12% for the quarter ended September 30, 2016. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits increased by $130,000, or 114.0% to $244,000 for the quarter ended September 30, 2017 from $114,000 for the quarter ended September 30, 2016.  This increase is attributable to an increase in the average yield on interest-earning deposits to 1.33% for the quarter ended September 30, 2017 from 0.49% for the quarter ended September 30, 2016, as a result of the recent increases in the targeted Federal Funds rate by the Federal Reserve Board. Partially offsetting this increase was a decrease in the average balance of interest-earning deposits of $19.7 million, or 21.7%, to $71.5 million for the quarter ended September 30, 2017 from $91.2 million for the quarter ended September 30, 2016, due to utilizing excess cash to fund loan growth.

Interest Expense

Interest expense decreased by $460,000, or 6.2%, to $7.0 million for the quarter ended September 30, 2017 from $7.5 million for the quarter ended September 30, 2016.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 0.42% for the quarter ended September 30, 2017 from 0.47% for the quarter ended September 30, 2016. This decrease resulted from the replacement of short-term FHLB advances with lower-cost deposits received as part of the September 2016 office acquisition. Partially offsetting the decrease in cost was an increase in the average balance of interest-bearing liabilities of $220.1 million, or 3.5%, to $6.573 billion for the quarter ended September 30, 2017 from $6.353 billion for the quarter ended September 30, 2016. This increase is due primarily to the addition of $1.643 billion of deposit balances, at fair value, from the aforementioned office acquisition in the third quarter of 2016.

Net Interest Income

Net interest income increased by $5.9 million, or 7.7%, to $83.2 million for the quarter ended September 30, 2017 from $77.3 million for the quarter ended September 30, 2016.  This increase is attributable to the factors discussed above. The repayment of all FHLB advances with deposits from the aforementioned acquisition improved our net interest spread and margin. Net interest rate spread increased to 3.69% for the quarter ended September 30, 2017 from 3.65% for the quarter ended September 30, 2016 while interest margin increased to 3.82% for the quarter ended September 30, 2017 from 3.77% for the quarter ended September 30, 2016.

Provision for Loan Losses

Despite the increase in consumer loan charge-offs for the current quarter, which was directly related to the closure of our consumer finance subsidiary, the provision for loan losses decreased by $2.5 million, or 45.3%, to $3.0 million for the quarter ended September 30, 2017 from $5.5 million for the quarter ended September 30, 2016.  This decrease is due primarily to a decrease in total nonaccrual loans of $13.0 million, or 15.0%, to $73.3 million at September 30, 2017 from $86.3 million at September 30, 2016.

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

Noninterest Income

Noninterest income increased by $3.8 million, or 18.1%, to $24.6 million for the quarter ended September 30, 2017 from $20.8 million for the quarter ended September 30, 2016. The increase is primarily attributable to the increase in service charges and fees of $1.7 million, or 15.5%, to $12.7 million for the quarter ended September 30, 2017 from $11.0 million for the quarter ended September 30, 2016, due to the aforementioned growth and acquisition of checking accounts. Trust and other financial services income increased by $1.4 million, or 39.6%, to $4.8 million for the quarter ended September 30, 2017 from $3.4 million for the quarter ended September 30, 2016, due primarily to the acquisition of assets under management related to the offices acquired in September 2016. Additionally, investment securities sold during the current quarter resulted in profits of $1.5 million compared to $58,000 during the same quarter last year. Partially offsetting these improvements was a decrease in mortgage banking income of $1.4 million, or 72.5%, as a result of fewer residential mortgage loans being sold into the secondary market.

Noninterest Expense

Noninterest expense decreased by $4.9 million, or 6.6%, to $68.8 million for the quarter ended September 30, 2017 from $73.7 million for the quarter ended September 30, 2016.  This decrease is primarily the result of a $5.8 million, or 80.5%, decrease in restructuring and acquisition expense due to the September 2016 acquisition of 18 offices in western New York. Additionally, compensation and employee benefits decreased by $2.1 million, 5.5%, to $36.0 million for the quarter ended September 30, 2017 from $38.1 million for the quarter ended September 30, 2016. This decrease is due primarily to the closure of our consumer finance subsidiary, as well as $5.1 million of expense in the prior year quarter related to the termination of Northwest's Employee Stock Ownership Plan ("ESOP"). Partially offsetting these factors were increases in premises and occupancy costs of $857,000, processing expenses of $806,000 and amortization of intangible assets of $623,000, due primarily to the incremental costs associated with the aforementioned acquisition.

Income Taxes

The provision for income tax expense increased by $7.7 million to $12.4 million for the quarter ended September 30, 2017 from $4.7 million for the quarter ended September 30, 2016. This increase in income tax expense is primarily the result of an increase in income before income taxes of $17.1 million. The effective tax rate for the quarter ended September 30, 2017 was 34.5% compared to 24.9% for the quarter ended September 30, 2016. This increase is due to reduced tax-free income as a percentage of income before income taxes in the current quarter compared to the same quarter last year. We anticipate our effective tax rate will be between 32.0% and 34.0% for all of 2017.

 Comparison of Operating Results for the Nine Months Ended September 30, 2017and 2016

Net income for the nine months ended September 30, 2017 was $72.3 million, or $0.71 per diluted share, an increase of $47.1 million from $25.2 million, or $0.25 per diluted share, for the nine months ended September 30, 2016.  The increase in net income resulted from increases in noninterest income of $27.1 million, or 44.7%, and net interest income of $22.1 million, or 9.9%, and a decrease in noninterest expense of $25.4 million, or 10.6%. Partially offsetting these factors were increases in income tax expense of $25.6 million, or 275.4%, and provision for loan losses of $1.8 million, or 16.0%. Net income for the nine months ended September 30, 2017 represents annualized returns on average equity and average assets of 8.16% and 1.01%, respectively, compared to 2.90% and 0.38% for the nine months ended September 30, 2016.  A discussion of significant changes follows.

Interest Income

Total interest income increased by $11.7 million, or 4.6%, to $267.3 million for the nine months ended September 30, 2017 from $255.6 million for the nine months ended September 30, 2016. This increase is the result of an increase in the average balance of interest earning assets of $640.8 million, or 7.9%, to $8.798 billion for the nine months ended September 30, 2017 from $8.157 billion for the nine months ended September 30, 2016. Partially offsetting this increase was a decrease in the average yield on interest-earning assets to 4.06% for the nine months ended September 30, 2017 from 4.19% for the nine months ended September 30, 2016.

Interest income on loans receivable increased by $9.4 million, or 3.9%, to $252.8 million for the nine months ended September 30, 2017 from $243.4 million for the nine months ended September 30, 2016.  This increase in interest income on loans receivable is attributed to an increase in the average balance of loans receivable of $384.8 million, or 5.3%, to $7.663 billion for the nine months ended September 30, 2017 from $7.278 billion for the nine months ended September 30, 2016. This increase is due primarily to the addition of $455.9 million of loans acquired, at fair value, in the third quarter of 2016, and $168.8 million of organic loan growth during 2017. Partially offsetting this increase was a decrease in the average yield on loans receivable to 4.41% for the nine months ended September 30, 2017 from 4.47% for the nine months ended September 30, 2016. The average loan yield was negatively affected by the origination of fixed rate residential mortgage loans at lower rates than the existing portfolio yield as well as the runoff of higher rate consumer loans at our consumer discount subsidiary. Partially offsetting these declines was the increase in rates on adjustable rate loans in response to increases in short-term rates by the Federal Reserve.

Interest income on mortgage-backed securities increased by $1.9 million, or 30.6%, to $8.3 million for the nine months ended September 30, 2017 from $6.4 million for the nine months ended September 30, 2016. This increase is the result of increases in both the average balance and average yield. The average balance of mortgage-backed securities increased by $95.3 million, or 20.6%, to $557.8 million for the nine months ended September 30, 2017 from $462.5 million for the nine months ended September 30, 2016. The increase in the average balance was due to the investment of excess cash resulting from deposit growth and office purchases. The average yield on mortgage-backed securities increased to 1.99% for the nine months ended September 30, 2017 from 1.84% for the nine months ended September 30, 2016 due to both an increase in short-term market interest rates that positively impacted the yield of adjustable rate mortgage-backed securities and the purchase of fixed rate mortgage-backed securities with yields higher than the existing portfolio.

Interest income on investment securities remained flat at $4.5 million for both the nine months ended September 30, 2017 and 2016. The modest decrease of $10,000, or 0.2%, is the result of a decrease in the average yield on investment securities to 1.64% for the nine months ended September 30, 2017 from 1.86% for the nine months ended September 30, 2016.  This decrease is primarily the result of higher rate, tax-free, municipal securities maturing or being called and replaced by lower yielding, shorter duration government agency securities. Partially offsetting this decrease was an increase in the average balance of investment securities of $42.2 million, or 13.0%, to $367.6 million for the nine months ended September 30, 2017 from $325.4 million for the nine months ended September 30, 2016. This increase is due primarily to the investment of excess cash.

Dividends on FHLB stock decreased by $914,000, or 84.2%, to $172,000 for the nine months ended September 30, 2017 from $1.1 million for the nine months ended September 30, 2016. This decrease is the result of decreases in both the average balance and average yield. The average balance on FHLB stock decreased by $25.1 million, or 76.9%, to $7.6 million for the nine months ended September 30, 2017 from $32.7 million for the nine months ended September 30, 2016. Additionally, the average yield on FHLB stock decreased to 3.04% for the nine months ended September 30, 2017 from 4.44% for the nine months ended September 30, 2016. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits increased by $1.2 million to $1.4 million for the nine months ended September 30, 2017 from $243,000 for the nine months ended September 30, 2016.  This increase is the result of increases in both the average balance of and average yield earned on interest-earning deposits. The average balance increased by $143.6 million to $201.6 million for the nine months ended September 30, 2017 from $58.0 million for the nine months ended September 30, 2016, due to increased customer deposits and the excess cash received from the September 2016 office acquisition. Additionally, the average yield on interest-earning deposits increased to 0.94% for the nine months ended September 30, 2017 from 0.55% for the nine months ended September 30, 2016, as a result of recent increases in the targeted Federal Funds rate by the Federal Reserve Board.

Interest Expense

Interest expense decreased by $10.4 million, or 33.5%, to $20.8 million for the nine months ended September 30, 2017 from $31.2 million for the nine months ended September 30, 2016.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities, to 0.41% for the nine months ended September 30, 2017 from 0.65% for the nine months ended September 30, 2016, and a decrease in the average balance of borrowed funds of $620.2 million, or 83.4%. The decrease in both the average cost of interest-bearing liabilities and the average balance of borrowed funds is due primarily to the payoff of all FHLB advances in the third quarter of 2016. Additionally, the average cost of each deposit type declined from the prior year with the exception of interest-bearing demand deposits. Partially offsetting the decrease in cost was an increase in the average balance of interest-bearing deposits of $325.9 million, or 5.1%, to $6.719 billion for the nine months ended September 30, 2017 from $6.394 billion for the nine months ended September 30, 2016. This increase is due primarily to the addition of $1.643 billion, at fair value, of deposit balances from the office acquisition in the third quarter of 2016, which was augmented by the success in our efforts to procure new checking relationships.

Net Interest Income

Net interest income increased by $22.1 million, or 9.9%, to $246.5 million for the nine months ended September 30, 2017 from $224.4 million for the nine months ended September 30, 2016. This increase is attributable to the factors discussed above. The repayment of all FHLB advances with deposits from the aforementioned office acquisition improved net interest spread and margin. Net interest rate spread increased to 3.65% for the nine months ended September 30, 2017 from 3.53% for the nine months ended September 30, 2016 while net interest margin increased to 3.74% for the nine months ended September 30, 2017 from 3.67% for the nine months ended September 30, 2016.

Provision for Loan Losses

The provision for loan losses increased by $1.8 million, or 16.0%, to $13.2 million for the nine months ended September 30, 2017 from $11.4 million for the nine months ended September 30, 2016. This increase is due primarily to reserves related to growth in our indirect automobile and commercial loan portfolios, as well as for the closure of our consumer finance subsidiary. Additionally, annualized net charge-offs increased to 0.30% of total loans for the nine months ended September 30, 2017 compared to 0.20% for the nine months ended September 30, 2016. Partially offsetting these factors was a decrease in total nonaccrual loans of $13.0 million to $73.0 million, or 0.95% of total loans, at September 30, 2017 from $86.3 million, or 1.11% of total loans, at September 30, 2016.

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

Noninterest Income

Noninterest income increased by $27.1 million, or 44.7%, to $87.6 million for the nine months ended September 30, 2017 from $60.5 million for the nine months ended September 30, 2016. The increase is primarily attributable to the $17.2 million gain on the sale of our three Maryland offices in May 2017. Additionally, service charges and fees increased by $5.5 million, or 17.3%, to $37.2 million for the nine months ended September 30, 2017 from $31.7 million for the nine months ended September 30, 2016, due primarily to the growth in checking accounts from the September 2016 office acquisition and the successful execution of organic checking account growth initiatives. Trust and other financial services income increased by $3.7 million, or 37.4%, to $13.7 million for the nine months ended September 30, 2017 from $10.0 million for the nine months ended September 30, 2016, due to an increase in assets under management. Additionally, the gain on sale of investments was $1.1 million higher in the current year and other operating income increased by $2.3 million, or 58.6%. Partially offsetting these increases in non-interest income, was a decrease in insurance commission income of $884,000, or 11.0%, primarily related to the closure of our consumer finance subsidiary and the discontinuation of consumer loan originating with related insurance fee income.

Noninterest Expense

Noninterest expense decreased by $25.4 million, or 10.6%, to $213.7 million for the nine months ended September 30, 2017 from $239.1 million for the nine months ended September 30, 2016. This decrease is primarily the result of the $37.0 million prepayment penalty incurred as a result of paying off $715.0 million of FHLB long-term advances during the second quarter of 2016. In addition, acquisition and restructuring costs of $4.3 million in the current year related to the sale of our Maryland region and the closure of our consumer finance subsidiary, was $6.9 million, or 62.0% less than the prior year, which included costs associated with the consolidation of 24 legacy Northwest offices, as well as the expense with the purchase of 18 western New York offices. Partially offsetting this decrease was an increase in compensation and employee benefits of $7.1 million, or 6.8%, to $111.5 million for the nine months ended September 30, 2017 from $104.4 million for the nine months ended September 30, 2016. This increase is due primarily to the employees added from the aforementioned acquisition, an increase in health-care costs, and normal annual merit increases. Additionally, processing expenses increased by $3.8 million, amortization of intangible assets increased by $2.7 million, premises and occupancy costs increased by $2.7 million, and office operations increased by $1.8 million, due primarily to the incremental costs associated with the 18 offices acquired in the third quarter of 2016.

Income Taxes

The provision for income taxes increased by $25.6 million to $34.9 million for the nine months ended September 30, 2017 from $9.3 million for the nine months ended September 30, 2016.  This increase in income tax expense is primarily the result of an increase in pretax income of $72.7 million. Our effective tax rate for the nine months ended September 30, 2017 was 32.5% compared to 27.0% for the nine months ended September 30, 2016, due to the factors previously discussed in the Comparison of Operating Results for the Quarters Ended September 30, 2017 and 2016.  We anticipate our effective tax rate will be between 32.0% and 34.0% for all of 2017.

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

	Quarter ended September 30,
	2017			2016
	Average balance	Interest	Avg. yield/ cost (g)	Average balance		Interest	Avg. yield/ cost (g)
Assets:
Interest-earning assets:
Residential mortgage loans	$2,732,546	28,279	4.14%	$2,739,099		27,952	4.08%
Home equity loans	1,299,473	14,694	4.49%	1,192,929		12,884	4.30%
Consumer loans	617,754	7,627	4.90%	504,376		6,267	4.94%
Legacy consumer finance loans	33,469	1,433	17.13%	50,578		2,664	21.07%
Commercial real estate loans	2,389,969	27,234	4.46%	2,394,001		26,683	4.36%
Commercial loans	593,143	6,659	4.39%	476,715		5,193	4.26%
Loans receivable (a) (b) (includes FTE adjustments of $553 and $560, respectively)	7,666,354	85,926	4.45%	7,357,698		81,643	4.41%
Mortgage-backed securities (c)	607,454	3,118	2.05%	440,966		2,030	1.84%
Investment securities (c) (includes FTE adjustments of $257 and $364, respectively)	352,813	1,690	1.92%	275,718		1,667	2.42%
FHLB stock	7,748	63	3.23%	27,761		218	3.12%
Other interest-earning deposits	71,482	243	1.33%	91,243		114	0.49%
Total interest-earning assets (includes FTE adjustments of $809 and $924, respectively)	8,705,851	91,040	4.15%	8,193,386		85,672	4.16%
Noninterest earning assets (d)	755,026			835,500

Total assets	$9,460,877			$9,028,886

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$1,681,777	776	0.18%	$1,485,763		744	0.20%
Interest-bearing checking deposits	1,435,143	297	0.08%	1,179,557		78	0.03%
Money market deposit accounts	1,789,082	1,048	0.23%	1,418,779		826	0.23%
Time deposits	1,449,830	3,674	1.01%	1,597,542		4,005	1.00%
Borrowed funds (e)	106,282	49	0.18%	560,407		657	0.47%
Junior subordinated debentures	111,213	1,150	4.05%	111,213		1,144	4.03%
Total interest-bearing liabilities	6,573,327	6,994	0.42%	6,353,261		7,454	0.47%
Noninterest-bearing checking deposits (f)	1,573,112			1,243,474
Noninterest-bearing liabilities	116,021			276,014

Total liabilities	8,262,460			7,872,749

Shareholders’ equity	1,198,417			1,156,137

Total liabilities and shareholders’ equity	$9,460,877			$9,028,886

Net interest income/ Interest rate spread		84,046	3.73%			78,218	3.69%

Net interest-earning assets/ Net interest margin	$2,132,524		3.86%	$1,840,125			3.82%

Ratio of interest-earning assets to interest-bearing liabilities	1.32X			1.29	X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(e)	Average balances include FHLB borrowings and collateralized borrowings.

(f)	Average cost of total deposits including noninterest-bearing checking was 0.29% and 0.35%, respectively.

(g)
Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 4.42% and 4.38%, respectively; Investment securities — 1.62% and 1.89%, respectively; interest-earning assets — 4.11% and 4.11%, respectively. GAAP basis net interest rate spreads were 3.69% and 3.65%, respectively; and GAAP basis net interest margins were 3.82% and 3.77%, respectively.

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

Quarters ended September 30, 2017 and 2016

	Rate	Volume	Net Change
Interest earning assets:
Loans receivable	$1,145	3,138	4,283
Mortgage-backed securities	321	767	1,088
Investment securities	(443)	466	23
FHLB stock	4	(159)	(155)
Other interest-earning deposits	196	(67)	129
Total interest-earning assets	1,223	4,145	5,368

Interest-bearing liabilities:
Savings deposits	(60)	92	32
Interest-bearing checking deposits	166	53	219
Money market deposit accounts	3	219	222
Time deposits	32	(363)	(331)
Borrowed funds	(100)	(508)	(608)
Junior subordinated debentures	6	—	6
Total interest-bearing liabilities	47	(507)	(460)

Net change in net interest income	$1,176	4,652	5,828

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

	Nine Months Ended September 30,
	2017				2016
	Average balance		Interest	Avg. yield/ cost (g)	Average balance		Interest	Avg. yield/ cost (g)
Assets:
Interest-earning assets:
Residential mortgage loans	$2,724,348		83,833	4.10%	$2,743,480		86,826	4.22%
Home equity loans	1,314,344		43,239	4.40%	1,178,133		38,229	4.33%
Consumer loans	598,056		22,251	4.97%	477,814		17,768	4.97%
Legacy consumer finance loans	40,241		6,025	19.96%	51,542		8,080	20.90%
Commercial real estate loans	2,425,302		80,867	4.40%	2,367,014		79,367	4.41%
Commercial loans	560,677		18,260	4.29%	460,228		14,817	4.23%
Loans receivable (a) (b) (includes FTE adjustments of $1,637 and $1,717, respectively)	7,662,968		254,475	4.44%	7,278,211		245,087	4.50%
Mortgage-backed securities (c)	557,846		8,327	1.99%	462,474		6,374	1.84%
Investment securities (c) (includes FTE adjustments of $848 and $1,134, respectively)	367,585		5,366	1.95%	325,427		5,662	2.32%
FHLB stock	7,553		172	3.04%	32,702		1,086	4.44%
Other interest-earning deposits	201,643		1,440	0.94%	57,996		243	0.55%

Total interest-earning assets (includes FTE adjustments of $2,485 and $2,851, respectively)	8,797,595		269,780	4.10%	8,156,810		258,452	4.23%

Noninterest earning assets (d)	742,837				783,838

Total assets	$9,540,432				$8,940,648

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$1,699,455		2,300	0.18%	$1,444,302		2,446	0.23%
Interest-bearing checking deposits	1,436,442		696	0.06%	1,134,669		378	0.04%
Money market deposit accounts	1,835,638		3,186	0.23%	1,334,158		2,520	0.25%
Time deposits	1,513,565		10,904	0.96%	1,625,936		12,262	1.01%
Borrowed funds (e)	123,168		161	0.17%	743,353		10,213	1.84%
Junior subordinated debentures	111,213		3,503	4.15%	111,213		3,389	4.00%

Total interest-bearing liabilities	6,719,481		20,750	0.41%	6,393,631		31,208	0.65%

Noninterest-bearing checking deposits (f)	1,541,845				1,196,737
Noninterest-bearing liabilities	94,546				191,934

Total liabilities	8,355,872				7,782,302

Shareholders’ equity	1,184,560				1,158,346

Total liabilities and shareholders’ equity	$9,540,432				$8,940,648

Net interest income/ Interest rate spread			249,030	3.69%			227,244	3.58%

Net interest-earning assets/ Net interest margin	$2,078,114			3.77%	$1,763,179			3.71%

Ratio of interest-earning assets to interest-bearing liabilities	1.31	X			1.28	X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(e)	Average balances include FHLB borrowings and collateralized borrowings.

(f)	Average cost of total deposits including noninterest-bearing checking was 0.28% and 0.35%, respectively.

(g)
 Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans  – 4.41% and 4.47%, respectively; Investment securities  – 1.64% and 1.86%, respectively; interest-earning assets  – 4.06% and 4.19%, respectively. GAAP basis net interest rate spreads were 3.65% and 3.53%, respectively; and GAAP basis net interest margins were 3.74% and 3.67%, respectively.

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

Nine Months Ended September 30, 2017 and 2016

	Rate	Volume	Net Change
Interest earning assets:
Loans receivable	$(2,256)	11,643	9,387
Mortgage-backed securities	639	1,314	1,953
Investment securities	(1,029)	733	(296)
FHLB stock	(209)	(705)	(914)
Other interest-earning deposits	373	825	1,198
Total interest-earning assets	(2,482)	13,810	11,328

Interest-bearing liabilities:
Savings deposits	(489)	343	(146)
Interest-bearing checking deposits	172	146	318
Money market deposit accounts	(202)	868	666
Time deposits	(511)	(847)	(1,358)
Borrowed funds	(4,232)	(5,820)	(10,052)
Junior subordinated debentures	114	—	114
Total interest-bearing liabilities	(5,148)	(5,310)	(10,458)

Net change in net interest income	$2,666	19,120	21,786

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at September 30, 2017 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from September 30, 2017 levels.

	Increase			Decrease
Non-parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/ (decrease) in net interest income	(0.2)%	(0.2)%	(0.1)%	(4.6)%
Projected percentage increase/ (decrease) in net income	0.5%	1.2%	2.6%	(11.0)%
Projected increase/ (decrease) in return on average equity	0.6%	1.1%	2.5%	(10.5)%
Projected increase/ (decrease) in earnings per share	$0.01	$0.01	$0.03	$(0.12)
Projected percentage increase/ (decrease) in market value of equity	(4.6)%	(9.6)%	(13.2)%	(1.8)%

The figures included in the table above represent projections that were computed based upon certain assumptions including prepayment rates and decay rates.  These assumptions are inherently uncertain and, as a result, cannot precisely predict the impact of changes in interest rates.  Actual results may differ significantly due to timing, magnitude and frequency of interest rate changes and changes in market conditions, and actions that may be taken by management in response to interest rate changes.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)                                  Not applicable.

b.)                                  Not applicable.

c.)            The following table discloses information regarding the repurchase of shares of common stock during the quarter ending September 30, 2017:

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	November 9, 2017	By:	/s/ William J. Wagner
William J. Wagner
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	November 9, 2017	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert
Controller
(Principal Accounting Officer)