Form 10-K
period 2017-12-31
Northwest Bancshares, Inc.
filed 2018-03-01
CIK 1471265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal Year Ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☒  NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  YES ☒  NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
☒    Large accelerated filer     ☐    Accelerated filer
☐    Non-accelerated filer (Do not check if a smaller reporting company)                                 ☐    Smaller reporting company
☐    Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
As of February 16, 2018, there were 102,549,072 shares outstanding of the Registrant’s Common Stock.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2017, as reported by the Nasdaq Global Select Market, was approximately $1.595 billion.
DOCUMENTS INCORPORATED BY REFERENCE
                               Proxy Statement for the 2018 Annual Meeting of Stockholders of the Registrant (Part III).

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	general economic conditions, either nationally or in our market areas, that are different than expected;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities and credit markets;

•	cyber-security concerns, including an interruption or breach in the security of our website or other information systems;

•	technological changes that may be more difficult or expensive than expected;

•	the ability of third-party providers to perform their obligations to us;

•	competition among depository and other financial institutions;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	managing our internal growth and our ability to successfully integrate acquired entities, businesses or branch offices;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to continue to increase and manage our commercial and personal loans;

•	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;

•	the impact of the economy on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;

•	our ability to receive regulatory approvals for proposed transactions or new lines of business;

•	changes in the financial performance and/ or condition of our borrowers; and

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

The conversion was completed December 18, 2009 when the Company sold 68,878,267 shares of common stock at $10.00 per share in the related offering.  Concurrent with the completion of the offering, shares of Northwest Bancorp, Inc. common stock owned by public stockholders were exchanged for 2.25 shares of Northwest Bancshares, Inc.’s common stock.  We also issued 1,277,565 shares of common stock and contributed $1.0 million in cash from the offering proceeds to Northwest Charitable Foundation, a charitable foundation that we established for the benefit of the communities in which Northwest Bank operates.  As of December 31, 2017, the Company had 102,394,828 shares outstanding and a market capitalization of approximately $1.713 billion.

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

As of December 31, 2017, Northwest Bank operated 172 community-banking locations throughout its market area in central and western Pennsylvania, western New York and eastern Ohio. Northwest Bank also offers investment management and trust services and employee benefits and property and casualty insurance. Our principal lending activities are the origination of loans secured by first mortgages on owner-occupied, one-to four-family residences, shorter term consumer loans, and commercial business and commercial real estate loans.

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

Market Area and Competition

We are headquartered in northwestern Pennsylvania and have expanded primarily through acquisitions, into the southwestern and central regions of Pennsylvania, as well as western New York and northeastern Ohio.  As of December 31, 2017, we operated 114 community banking locations in Pennsylvania, 22 community banking offices in Ohio and 36 community banking offices in New York.  All of the aforementioned market areas are served by a number of competing financial institutions. As a result, we encounter strong competition both in attracting deposits and in originating loans. Our most direct competition for deposits comes from other banks, brokerage houses and credit unions in our market areas.  We expect continued competition from these financial institutions in the foreseeable future. With the continued acceptance of internet banking by our customers and consumers generally, competition for deposits has increased from institutions operating outside of our market area as well as from insurance companies.

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

Pennsylvania is a stable banking market with a total population of approximately12.8 million and total households of approximately 5.1 million as of December 31, 2017. The Pennsylvania markets in which we operate our retail branch contain approximately half of Pennsylvania’s population and a similar percentage of households. These markets have experienced a 2.1% decrease in population between 2010 and 2017. As of December 31, 2017, the markets' average median household income increased over the last year by 4.9%, to $53,244, compared to the national median income level of $61,045. The household income growth rate in Pennsylvania of 9.6%, is projected to exceed the expected national average growth rates during the next five years of 8.9%. As of December 31, 2017, the market's unemployment rate was 4.4%, below the state of Pennsylvania rate of 4.7%, and slightly above the national average of 4.1%.

As of September 30, 2017, the House Price Index for the last four quarters in the state of Pennsylvania increased by 4.3%, compared to an increase in the national average of 6.5%. Nationally, foreclosures have receded from their record highs to the lowest levels since the fourth quarter of 2006. As of September 30, 2016, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Pennsylvania was 1.6%, compared to the national average of 1.2%.

 Western New York Market Area. Our retail branch network of 36 community banking offices in New York encompasses five counties in the western portion of the state. This market has a diverse economy driven by healthcare and education industries, service businesses, technology companies and small manufacturing operations.

Our New York market area has a total population of approximately 2.1 million and total households of approximately 873,000 as of December 31, 2017. This area has experienced a decrease in population between 2010 and 2017, of 1.1%. The average median household income in this market increased by 6.6% over the last year to $55,761 as of December 31, 2017, compared to the national median income level of $61,045. As of December 31, 2017, the unemployment rate for our New York market area was 5.4%, compared to the national average of 4.1%.

As of September 30, 2017, the House Price Index for the last four quarters in our New York market increased by 5.8%, compared to an increase in the national average of 6.5%. As of September 30, 2016, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of New York was 3.7%, compared to the national average of 1.2%.

Northeastern Ohio Market Area. Our branch network includes five counties in northeastern Ohio, including the Cleveland metro area. The major employment sectors in this market are similar to the contiguous market in western Pennsylvania.

Our Ohio market area has a total population of approximately 2.4 million and total households of approximately 1.0 million as of December 31, 2017. This area has experienced an increase in population between 2010 and 2017, of 1.5%. The median household income for our Ohio market increased 5.7% over the last year to $58,014 as of December 31, 2017, compared to the national median income level of $61,045. As of December 31, 2017, the unemployment rate for our Ohio market was 4.8%, compared to the national average of 4.1%.

As of September 30, 2017, the House Price Index for the last four quarters in our Ohio market area increased by 5.9%, compared to an increase in the national average of 6.5%. As of September 30, 2016, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Ohio was 1.6%, compared to the national average of 1.2%.

Lending Activities

General.  Our principal lending activities are the origination of fixed and adjustable-rate loans collateralized by one-to four-family residential real estate, shorter term consumer loans and loans collateralized by multi-family residential and commercial real estate as well as commercial business loans. Generally, we focus our lending activities in the geographic areas where we maintain offices.

In an effort to manage interest rate risk, we have sought to make our interest-earning assets more interest rate sensitive by originating adjustable-rate loans, such as adjustable-rate residential mortgage loans and home equity lines of credit, and by originating short-term and medium-term fixed-rate consumer loans. In recent years we have emphasized the origination of commercial real estate loans and commercial business loans, which generally have adjustable-rates of interest and shorter maturities than one-to four-family residential real estate loans. Because we originate a substantial amount of long-term fixed-rate mortgage loans collateralized by one-to four-family residential real estate, when possible, we originate and underwrite loans according to standards that allow us to sell them into the secondary mortgage market for purposes of managing interest-rate risk and liquidity.  The sale of mortgage loans supports our strategy to grow the consumer and commercial loan portfolios faster than our portfolio of long-term fixed-rate residential mortgage loans. We currently sell low-yielding fixed-rate residential mortgage loans with maturities of more than 15 years, and on a more limited basis, those with maturities of 15 years or less, while retaining all adjustable-rate residential mortgage loans. Although we sell a portion of the residential mortgage loans that we originate, we continue to be a portfolio lender, and at any one time hold relatively few loans identified as held-for-sale.  We currently retain servicing on the mortgage loans we sell which generates monthly service fee income.  We generally retain in our portfolio all consumer loans that we originate while we periodically sell participations in the multi-family residential, commercial real estate or commercial business loans that we originate in an effort to reduce the concentration of certain individual credits and the risk associated with certain businesses, industries or geographies.

Residential Mortgage Loans.  We offer residential mortgage loans with terms typically ranging from 15 to 30 years, with either fixed or adjustable interest rates. Our mortgage loans are amortized on a monthly basis with both principal and interest due monthly. Originations of fixed-rate residential mortgage loans versus adjustable-rate residential mortgage loans are monitored on an ongoing basis. The percentage of adjustable-rate residential mortgage originations to total originations is affected significantly by the level of market interest rates, customer preference, our interest rate sensitivity and liquidity position, as well as loan products offered by our competitors. Therefore, even when our strategy is to increase the origination of adjustable-rate residential mortgage loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans. Adjustable-rate residential mortgage loans totaled $53.0 million, or 0.7%, of our gross loan portfolio at December 31, 2017.

Our fixed-rate residential mortgage loan products offer fixed-rates for up to 30 years. Whenever possible, our fixed-rate residential mortgages are originated and underwritten according to secondary mortgage market guidelines in order to manage credit risk, as well as interest rate risk and liquidity. Our adjustable-rate residential mortgage loans offer initial interest rate adjustment periods of one, three, and five years, terms up to 30 years and adjustments based on changes in designated market indices.

Regulations limit the amount that a savings bank may lend relative to appraised values of real estate securing the loans, as determined by an appraisal at the time of loan origination.  Appraisals are performed by in-house appraiser staff or by appraisers deemed qualified by our chief appraiser.  Such regulations permit a maximum loan-to-value of 95% for residential properties and 80% for all other real estate secured loans. We generally limit the maximum loan-to-value on both fixed- and adjustable-rate residential mortgage loans without private mortgage insurance, to 80% of the lesser of appraised values or purchase prices of real estate serving as collateral for our mortgage loans.  Limited special financing programs allow for insured loans with loan-to-value ratios of up to 97%, and uninsured loans with loan-to-value ratios up to 90%. The appraisal process is managed by Northwest Appraisal Services, and appraisals are performed by in-house appraiser staff or by appraisers deemed qualified by our chief appraiser. We require fire and casualty insurance, as well as a title guaranty regarding good title, on all properties securing our residential mortgage loans. We also require flood insurance for loans secured by properties located within special flood hazard areas.

Included in our $2.773 billion portfolio of residential mortgage loans are construction loans of $16.8 million, or 0.2% of our gross loan portfolio.  We offer fixed-rate and adjustable-rate residential construction-to-perm loans primarily for the construction of owner-occupied one-to four-family residences in our market area to builders or owners who have a contract for construction.  Construction loans are originated with terms of up to 30 years with an allowance of up to one year for construction.  Advances are made as construction is completed, and interest is charged on the total amount of credit extended.  At the end of the construction period, repayment terms convert to fully amortizing payments, with both principal and interest due monthly. Construction lending generally involves a greater degree of credit risk than permanent residential mortgage lending, as repayment of construction loans is often dependent upon the successful completion of construction projects.  Construction delays or the inability of borrowers to sell properties once construction is completed may impair borrowers’ ability to repay loans.  Private mortgage insurance is required for construction loans with loan-to-value ratios in excess of 80%, and the maximum loan-to-value ratio for construction loans is 95% of the lower of cost to build or as-completed appraised value.

In addition, we originate loans within our market area that are secured by individual unimproved or improved lots.  Land loans for the construction of owner-occupied residential real estate properties are currently offered with fixed-rates for terms of up to ten years.  The maximum loan-to-value ratio for these loans is 80% of the as-completed appraised value.

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

Home equity loans are offered on a fixed-rate basis with amortized terms of up to 20 years. Principal and interest is due monthly.  At December 31, 2017, our fixed-rate home equity loans totaled $717.3 million, or 9.0% of gross loans.

Home equity lines of credit are offered on an adjustable-rate basis with terms of up to 30 years, including draw and repayment periods of up to 15 years each. Although home equity lines of credit require interest only payments during draw periods, they are underwritten using amortizing principal and interest payments based on current rates of equivalent fixed-rate products. The disbursed portion of home equity lines of credit totaled $593.0 million, or 7.4% of gross loans, with $664.0 million remaining undisbursed as of December 31, 2017.

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

Consumer loans entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, recreation vehicles, appliances and furniture. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles.  At December 31, 2017, other consumer loans totaled $657.3 million, or 8.2% of gross loans.

Commercial Real Estate Loans.  Our multi-family commercial real estate loans are secured by multi-family residences, such as rental properties. Our commercial real estate loans are secured by nonresidential properties such as hotels, commercial offices, medical buildings, manufacturing facilities and retail establishments. At December 31, 2017, a significant portion of our multi-family commercial real estate and commercial real estate loans were secured by properties located within our market area. Our largest multi-family commercial real estate loan relationship at December 31, 2017 had a principal balance of $42.5 million, and was secured by a residential development. This loan was performing in accordance with its terms as of December 31, 2017. Our largest commercial real estate loan relationship at December 31, 2017 had a principal balance of $85.6 million and was secured by 15 commercial real estate properties including student housing, a medical office, commercial office, industrial and retail. These loans were performing in accordance with their terms as of December 31, 2017. Multi-family commercial and commercial real estate loans are offered with both adjustable and fixed interest rates. The terms of each multi-family residential and commercial real estate loan are negotiated on a case-by-case basis. We generally originate multi-family commercial and commercial real estate loans in amounts up to 80% of the appraised value of the property collateralizing the loan.

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

Commercial Loans.  We offer commercial loans to finance various activities in our market area, some of which are secured in part by additional real estate collateral. At December 31, 2017, our largest commercial loan relationship had a principal balance of $44.2 million, and was unsecured. This loan was performing in accordance with its terms as of December 31, 2017.

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

We originate commercial loans through our network of Small Business and Commercial Loan Officers located in our Regional areas. In addition, our Commercial Finance group originates loans where multiple banks may be involved in the credit facilities. These loans are made to companies residing in our market area. Many of these companies carry public debt ratings.

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

For our personal loans, including residential mortgage loans, home equity loans and lines of credit, automobile loans, credit cards and other unsecured loans, we have implemented a credit approval process based on a laddered individual loan authority system. Real estate secured loans are underwritten centrally by our licensed mortgage loan originators. Non-real estate loans are underwritten by local loan officers who are granted various levels of authority based on their lending experience and expertise.  These authority levels are reviewed by the Credit Committee on at least an annual basis. As part of the approval process, we assign independent credit officers to review the creditworthiness of all loans exceeding $500,000. If the credit officer has concerns regarding a loan that has been approved at a specific level, they have the authority to request that the loan be reviewed and approved at the next higher level.

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

Our general policy is to make no loans either individually or in the aggregate to one customer in excess of $20.0 million.  Under certain circumstances, for instance well qualified customers or customers with multiple individually qualified projects, this limit may be exceeded subject to the approval of the Senior Loan Committee. Loans exceeding $5.0 million or unusual loan requests are reviewed with the Risk Management Committee of the Board of Directors at each quarterly meeting.  In addition, the Chief Credit Officer has the authority to require that the Board of Directors review any loan that has been approved by the Senior Loan Committee with which the Chief Credit Officer has specific concerns. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and flood insurance is required as determined by regulation.  After a loan is approved, a loan commitment letter is promptly issued to the borrower.  At December 31, 2017, we had commitments to originate $181.1 million of loans.

The commitment letter specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization period, maturity, a description of the required collateral and required insurance coverage. Property searches are requested, as needed, on all loans secured by real property.

Loan Origination Fees.  We defer loan origination fees received from borrowers and costs to originate loans and amortize such amounts as an adjustment of yield over the life of the loan by using the level yield method. Deferred loan fees and costs are recognized as part of interest income immediately upon prepayment or the sale of the related loan. At December 31, 2017, we had $27.8 million of net deferred loan origination costs. Loan origination fees vary with the volume and type of loans and commitments originated and purchased, principal repayments, and competitive conditions in the marketplace.

Income from net loan origination fees was $11.6 million, $11.3 million and $9.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Loans-to-One Borrower.  As of December 31, 2017, the largest aggregate amount loaned to one borrower, or related borrowers, totaled $85.6 million and was secured by 15 commercial real estate properties including student housing, a medical office, commercial office, industrial and retail. Our second largest lending relationship totaled $79.2 million and was secured by 28 commercial real estate properties including hotels, office and retail space, multi-family, self-storage and a charter school. Our third largest lending relationship totaled $44.2 million and was unsecured. Our fourth largest lending relationship totaled $44.0 million and was secured by eight commercial office buildings. Our fifth largest lending relationship totaled $42.5 million and was secured by a residential development. All of these loans were performing in accordance with their terms at December 31, 2017.

Investment Activities

Our Board of Directors has primary responsibility for establishing and overseeing our investment policy. The Board of Directors has delegated authority to implement the investment policy to our Chief Financial Officer. The investment policy is reviewed at least annually, and any changes to the policy are subject to approval by the Board of Directors.  The overall objectives of the investment policy are to maintain a portfolio of high quality and diversified investments, to provide liquidity, and to control interest rate risk while providing an acceptable return. The investment portfolio is also used to provide collateral for qualified deposits and borrowings, to provide additional earnings when loan production is low, and to reduce our tax liability. The policy dictates that investment decisions give consideration to the safety of principal, liquidity requirements and potential returns. All purchase and sale transactions are reported to the Board of Directors on a monthly basis.

Our investment policy does not permit the purchase of complex securities and derivatives as defined in federal banking regulations and other high-risk securities, nor does it permit additional investments in non-agency mortgage-backed securities, pooled trust preferred securities, or single issuer trust preferred securities.

At the time of purchase, we designate a security as either held-to-maturity or available-for-sale based upon our ability and intentions.  Securities available-for-sale are carried at fair value and securities held-to-maturity are carried at amortized cost.  A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary.  If impairment exists, credit related impairment losses are recorded in earnings while noncredit related impairment losses are recorded in accumulated other comprehensive income (for available-for-sale securities).  The fair values of our securities are based on published or securities dealers’ market values, when available.  See note 3 to the Consolidated Financial Statements for a detailed analysis and description of our investment portfolio and valuation techniques.

We purchase debentures and mortgage-backed securities that generally are issued by the Federal Home Loan Bank ("FHLB"), Fannie Mae ("FNMA"), Freddie Mac ("FHLMC") or Ginnie Mae ("GNMA").  Historically, we have invested in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense and to lower our credit risk as a result of the guarantees provided by FHLMC, FNMA or GNMA.

Sources of Funds

General. Deposits are the major funding source for lending and other investing purposes. In addition to deposits, we derive funds from the amortization, prepayment and sale of loans and mortgage-backed securities, the maturity of investment securities, operations and, if needed, borrowings. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments and sales are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes, including to manage interest rate risk.

Deposits. Personal and business deposits are generated from our market area by offering a broad selection of deposit instruments including checking accounts, savings accounts, money market deposit accounts, term certificate accounts and individual retirement accounts. While we accept deposits of $250,000 or more, we do not offer premium rates for such deposits. We accept brokered deposits through the CDARS program, but generally do not solicit funds outside our market area.  As of December 31, 2017, we had deposits through the CDARS program with an aggregate balance of $6.9 million. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. We regularly execute changes in our deposit rates based upon general market interest rates, competition, and liquidity requirements.

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

Subsidiary Activities

Northwest Bancshares, Inc.’s sole direct consolidated subsidiary is Northwest Bank. Northwest Bancshares, Inc. also owns all of the common stock of three statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust, and LNB Trust II, a Delaware statutory business trust (the “Trusts”). At December 31, 2017, the Trusts have issued a total of $107.9 million of trust preferred securities. The Trusts are not consolidated with Northwest Bancshares, Inc.  At December 31, 2017, Northwest Bancshares, Inc.’s investment in the Trusts totaled $3.3 million, and the Trusts had assets of $111.2 million.

At December 31, 2017 Northwest Bank had five active wholly-owned subsidiaries - Great Northwest Corporation, Northwest Advisors, Inc., Allegheny Services, Inc., Northwest Capital Group, Inc., and The Bert Company.  For financial reporting purposes all of these companies are included in the consolidated financial statements of Northwest Bancshares, Inc.

Great Northwest Corporation holds equity investments in government-assisted, low-income housing projects in various locations throughout our market area.  At December 31, 2017, Northwest Bank had an equity investment in Great Northwest Corporation of $11.4 million.  For the year ended December 31, 2017, Great Northwest Corporation had net income of $490,000, generated primarily from federal low-income housing tax credits.

Allegheny Services, Inc. is a Delaware investment company that holds mortgage loans originated through our wholesale lending operation as well as municipal bonds. At December 31, 2017, Northwest Bank had an equity investment in Allegheny Services, Inc. of $796.8 million, and for the year ended December 31, 2017, Allegheny Services, Inc. had net income of $18.3 million.

Northwest Capital Group, Inc’s principal activity is to own, operate and ultimately divest of properties that were acquired in foreclosure.  At December 31, 2017, Northwest Bank had an equity investment of $11.7 million in Northwest Capital Group, Inc., which reported a net loss of $8,000 for the year ended December 31, 2017.

The Bert Company (doing business as Northwest Insurance Services) is an employee benefits and property and casualty insurance agency specializing in commercial and personal insurance as well as retirement benefit plans.  At December 31, 2017, Northwest Bank had an equity investment of $10.2 million in The Bert Company and for the year ended December 31, 2017, The Bert Company had net income of $265,000.

Northwest Advisors, Inc., a federally registered investment advisor, provides investment management programs and investment portfolio planning services. At December 31, 2017, Northwest Bank had an equity investment in Northwest Advisors, Inc. of $2.5 million, and for the year ended December 31, 2017, Northwest Advisors, Inc. had net income of $346,000. Starting in January 2018 all income and related expenses will be recognized by Northwest Bank.

During 2017 Northwest Bank strategically ceased operating several business line.

Northwest Settlement Agency, LLC ceased writing new title insurance business during the fourth quarter of 2016 and ceased operations and became inactive during 2017. At December 31, 2017, Northwest Bank had an equity investment in Northwest Settlement Agency, LLC of $3.9 million. For the year ended December 31, 2017, Northwest Settlement Agency, LLC had net loss of $61,000.

On July 14, 2017, Northwest Consumer Discount Company, Inc. became inactive as all consumer finance offices were closed.  At December 31, 2017, Northwest Bank had an equity investment in Northwest Consumer Discount Company of $44.3 million and for the year ended December 31, 2017, Northwest Consumer Discount Company had a net loss of $510,000.

Boetger and Associates, Inc. (doing business as Northwest Retirement Services) was sold on December 8, 2017.  While a subsidiary of Northwest Bank, Boetger and Associates, Inc. had net income of $62,000 for the year ended December 31, 2017.

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

Personnel

As of December 31, 2017, we had 1,957 full-time and 297 part-time employees. None of our employees are represented by a collective bargaining group. We believe we have a good working relationship with our employees.

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

Northwest Bank is a Pennsylvania-chartered stock savings bank and our deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (the "DIF"). Northwest Bank is subject to extensive regulation by the Department of Banking and Securities of the Commonwealth of Pennsylvania (the “Department of Banking”), as its chartering agency, and by the FDIC, as the insurer of its deposit accounts. Northwest Bank must file reports with the Department of Banking and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions including acquisitions of other financial institutions. Northwest Bank is examined periodically by the Department of Banking and the FDIC to test Northwest Bank’s compliance with various laws and regulations. This regulation and supervision, as well as federal and state law, establishes a comprehensive framework of activities in which Northwest Bank may engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in these laws or regulations, whether by the Department of Banking or the FDIC, could have a material adverse impact on the Company, Northwest Bank and their respective operations. Additionally, when the consolidated assets of a financial institution and its holding company exceed $10 billion, the financial institution becomes subject to additional statutory and regulatory requirements that will result in additional costs. This includes enhanced risk management and corporate governance processes, stress-testing based on scenarios specified by the federal regulatory agencies and examination for compliance with federal financial consumer protection laws by the Consumer Financial Protection Bureau rather than the FDIC. As of December 31, 2017, our consolidated assets were $9.364 billion.

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

Although the Department of Banking may accept the examinations and reports of the FDIC in lieu of its own examination, the current practice is for the Department of Banking to conduct joint examinations with the FDIC. The Department of Banking may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, or employee of a savings bank engaged in a violation of law, unsafe or unsound practice or breach of fiduciary duty to show cause at a hearing before the Department of Banking why such person should not be removed. The Department of Banking may also appoint a receiver or conservator for an institution in appropriate cases.

The “Banking Law Modernization Package” was Pennsylvania legislation effective in 2012. The legislation was intended to update, simplify and modernize the banking laws of Pennsylvania and reduce regulatory burden where possible. The legislation, among other things, increased the threshold for investments in bank premises without Department of Banking approval from 25% of capital, surplus, undivided profits and capital securities to 100%, eliminated certain lending requirements and pricing restrictions and changed the procedure for a Pennsylvania state chartered institution to close a branch from an application for approval to a notice. The legislation also clarified the Department of Banking’s examination and enforcement authority over subsidiaries of Pennsylvania institutions and authorized the assessment of civil money penalties of up to $25,000 under certain circumstances for violations of laws or orders related to the institution or unsafe or unsound practices or breaches of fiduciary duties.

Federal Deposit Insurance

The FDIC currently maintains the DIF, which was created in 2006 through the merger of the Bank Insurance Fund and the Savings Association Insurance Fund.  The deposit accounts of our subsidiary bank are insured by the DIF to the maximum amount provided by law.  This insurance is backed by the full faith and credit of the United States Government.

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

Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range was reduced for most banks and savings associations of less than $10 billion in total assets to 1.5 basis points from 30 basis points (inclusive of possible adjustments), effective July 1, 2016. The Dodd-Frank Act specifies that banks of greater than $10 billion in assets be required to bear the burden of raising the reserve ratio form 1.15% to 1.35%. Such institutions are subject to an annual surcharge of 4.5 basis points of total assets exceeding $10 billion. This surcharge will remain in place until the earlier of the Deposit Insurance Fund reaching the 1.35% ratio or December 31, 2018, at which point a shortfall assessment would be applied.

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

Any institution that fails any of the regulatory capital requirements is subject to enforcement action by the FDIC. Such action may include a capital directive, a cease and desist order, civil money penalties, restrictions on an institution’s operations, termination of federal deposit insurance, and the appointment of a conservator or receiver. Such action, through enforcement proceedings or otherwise, may require a variety of corrective measures. The regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer was 1.25% for calendar 2017 and increased to 1.875% effective January 1, 2018.

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

Prompt Corrective Action

Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The applicable FDIC regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. Under the amended regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. Institutions that fall into an “undercapitalized” category are subject to a variety of mandatory and discretionary supervisory actions, including a restriction on capital distributions and the requirement to file a capital restoration plan with the regulators. Performance under the capital restoration plan must be guaranteed by the parent holding company up to the lesser of the amount of the capital deficiency when deemed undercapitalized or 5% of the institution’s total assets. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2017, Northwest Bank was “well-capitalized” for this purpose.

Loans-to-One Borrower Limitation

In accordance with the Banking Code, a Pennsylvania chartered savings bank, with certain limited exceptions, may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its capital accounts, the aggregate of capital, surplus, undivided profits, capital securities and reserve for loan losses. The Credit Committee has established an internal lending limit, either individually or in the aggregate to one customer, of $20.0 million. Under certain circumstances, for instance well qualified customers or customers with multiple individually qualified projects, this limit may be exceeded subject to the approval of the Senior Loan Committee. As of December 31, 2017 we had 23 credit relationships that equal or exceed our $20.0 million internal limit.

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

Permissible Activities. The business activities of Northwest Bancshares, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to financial activities. The Dodd-Frank Act and Federal Reserve Board regulations specify that a savings and loan holding company may only engage in financial holding company activities if it meets the qualitative criteria necessary for a bank holding company to engage in such activities and files an election with the Federal Reserve Board. Northwest Bancshares, Inc. has not chosen to be regulated as a financial holding company up to this time. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

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

Qualified Thrift Lender Test. To be regulated as a savings and loan holding company (rather than as a bank holding company), Northwest Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, Northwest Bank must be a “domestic building and loan association,” as defined in the Internal Revenue Code, or comply with the Qualified Thrift Lender test. Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period. As of December 31, 2017, Northwest Bank met the Qualified Thrift Lender test.

Capital Requirements. Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act required the Federal Reserve Board to establish, for all depository institution holding companies, minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions applied to savings and loan holding companies (of greater than $1 billion in consolidated assets), as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer is being phased in between 2016 and 2019.

Source of Strength/ Capital Distributions. The Dodd-Frank Act extended to savings and loan holding companies the Federal Reserve Board’s “source of strength” doctrine, which has long applied to bank holding companies. The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”), was signed into law. The Act includes many provisions that will affect our income tax expense, including reducing our federal tax rate from 35.0% to 21.0% effective January 1, 2018. As a result of the rate reduction, we are required to re-measure, through income tax expense in the period of enactment, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax liability resulted in a 2017 income tax benefit of $3.1 million.

State Taxation.  As a Maryland business corporation, Northwest Bancshares, Inc. is required to file annual tax returns with the State of Maryland.  In addition, Northwest Bancshares, Inc. is subject to Pennsylvania’s corporate net income tax.  Dividends received from Northwest Bank qualify for a 100% dividends received deduction and are not subject to corporate net income tax.

Northwest Bank is subject to Pennsylvania’s mutual thrift institutions tax based on Northwest Bank’s net income determined in accordance with generally accepted accounting principles, with certain adjustments.  The tax rate under the mutual thrift institutions tax is 11.5%.  Interest on Pennsylvania and federal obligations is excluded from net income.  An allocable portion of interest expense incurred to carry the tax-free obligations is disallowed as a deduction.  Northwest Bank is also subject to taxes in the other states in which it conducts business.  These taxes are apportioned based upon the volume of business conducted in those states as a percentage of the whole.  Because a majority of Northwest Bank’s affairs are conducted in Pennsylvania, taxes paid to other states are not material.

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

Our performance is significantly impacted by the general economic conditions in our primary markets in Pennsylvania, New York and Ohio. At December 31, 2017, 59.7% of our loan portfolio was secured by properties located in Pennsylvania, with a large portion of the rest of our loans secured by real estate located in New York and Ohio. Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans.

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

Changes in interest rates also affect the current fair value of our interest-earning investment securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2017, the fair value of our investment and mortgage-backed securities portfolio totaled $822.2 million. Net unrealized losses on these securities totaled $7.6 million at December 31, 2017.

Any increase in market interest rates may reduce our mortgage banking income. We generate revenues primarily from gains on the sale of mortgage loans to investors, and from the amortization of deferred mortgage servicing rights. We recognized noninterest income of $1.4 million on mortgage banking activities during the year ended December 31, 2017. We also earn interest on loans held for sale while awaiting delivery to our investors.  In a rising or higher interest rate environment, our mortgage loan originations may decrease, resulting in fewer loans that are available for sale. This would result in a decrease in interest income and a decrease in revenues from loan sales. In addition, our results of operations are affected by the amount of noninterest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment, data processing and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

At December 31, 2017, our interest rate risk analysis indicated that the market value of our equity would decrease by 7.3% if there was an instant parallel 200 basis point increase in market interest rates. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

The FASB has adopted a new accounting standard that will be effective for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss ("CECL"), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. We are currently evaluating the impact this standard will have on our results of operations and financial position.

Bank regulators periodically review our allowance for loan losses and may require an increase to the provision for loan losses or further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations or financial condition.

Our commercial loan portfolio is increasing and the inherently higher risk of loss may lead to additional provisions for loan losses or charge-offs, which would negatively impact earnings and capital.

Commercial loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  Commercial business loans expose us to additional risk since they typically are dependent on the borrower’s ability to make repayments from the cash flows of the business and are secured by non-real estate collateral that may depreciate over time.  Further, our commercial business loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may be more difficult to appraise, control or collect and may be more susceptible to fluctuation in value at the time of default.

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

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions or affect our ability to pursue further acquisition opportunities. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

We are subject to the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material penalties.

The Community Reinvestment Act (“CRA”), the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

The Federal Reserve Board may require us to commit capital resources to support Northwest Bank.

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

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

Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, fintech companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we have and may offer certain services that we do not or cannot provide. In addition, some have competitive advantages such as the credit union exemption from paying Federal income tax. Our profitability depends upon our ability to successfully compete in our market areas.

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

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits.

These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Our exposure to municipalities may lead to operating losses.

Our municipal bond portfolio may be impacted by the effects of economic stress on state and local governments. At December 31, 2017, we had $51.0 million invested in debt obligations of states, municipalities and political subdivisions (collectively referred to as our municipal bond portfolio). We also had $157.2 million of loans outstanding to municipalities and political subdivisions. Widespread concern currently exists regarding the stress on state and local governments emanating from: (i) declining revenues; (ii) large unfunded liabilities to government workers; and (iii) entrenched cost structures. Debt-to-gross domestic product ratios for the majority of states have been deteriorating due to, among other factors, declines in federal monetary assistance provided as the United States is currently experiencing the largest deficit in its history. This concern has led to speculation about the potential for a significant deterioration in the municipal bond market, which could materially affect our results of operations, financial condition and liquidity. We may not be able to mitigate the exposure in our municipal portfolio if state and local governments are unable to fulfill their obligations. The risk of widespread issuer defaults may also increase if there are changes in legislation that permit states, or additional municipalities and political subdivisions, to file for bankruptcy protection or if there are judicial interpretations that, in a bankruptcy or other proceeding, lessen the value of any structural protections.

The financial services sector represents a significant concentration within our investment portfolio.

Within our investment portfolio, we have a significant amount of corporate debt and mortgage-backed securities issued by companies in the financial services sector. Given current market conditions, this sector has an enhanced level of credit risk.

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

Our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs. Despite the defensive measures we take to manage our internal technological and operational infrastructure, threats may originate externally from third parties such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or may originate internally from within our organization. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means.

In addition, we outsource a significant amount of our data processing to certain third-party providers.  If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected.  Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

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

     Acquiring other banks, businesses, or branches may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

•	difficulty in estimating the value of the target company;

•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality problems of the target company;

•	potential volatility in reported income associated with goodwill impairment losses;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/ or other projected benefits of the acquisition;

•	potential disruption to our business;

•	potential diversion of our management’s time and attention;

•	the possible loss of key employees and customers of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

Acquisitions may not enhance our cash flows, business, financial condition, results of operations or prospects as expected and such acquisitions may have an adverse effect on our results of operations, particularly during periods in which the acquisitions are being integrated into our operations.

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

Provisions of the Dodd-Frank Act that are applicable to savings banks and their holding companies with $10 billion or more in assets may decrease our fee income and increase our operating costs or otherwise have a material effect on our business, financial condition or results of operations.

The Dodd-Frank Act resulted in several new requirements for banking institutions with $10 billion or more in assets. As of December 31, 2017, we had consolidated assets of $9.364 billion. If we surpass this threshold, these provisions, subject to a phase-in period, may significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations. Such provisions include:

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

•
The Dodd-Frank Act established 1.35% as the minimum Deposit Insurance Fund reserve ratio and the FDIC has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35% by September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the statutory minimum fund reserve ratio to 1.35% from the former statutory minimum of 1.15% on institutions with assets less than $10 billion. We would not be entitled to benefit from the offset.

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

Changes in card network rules or standards could adversely affect our business.

In order to provide our debit card and cash management solutions, we are members of the Visa network. As such, we are subject to card network rules that could subject us to a variety of fines or penalties that may be assessed on us. The termination of our membership or any changes in card network rules or standards, including interpretation and implementation of existing rules or standards, could increase the cost of operating our merchant services business or limit our ability to provide debit card and cash management solutions to or through our customers, and could have a material adverse effect on our business, financial condition and results of operations.

Changes in card network fees could impact our operations.

From time to time, the card networks increase the fees (known as interchange fees) that they charge to acquirers and that we charge to our merchants. It is possible that competitive pressures will result in us absorbing a portion of such increases in the future, which would increase our costs, reduce our profit margin and adversely affect our business and financial condition. In addition, the card networks require certain capital requirements. An increase in the required capital level would further limit our use of capital for other purposes.

Our business could suffer if there is a decline in the use of debit cards as a payment mechanism or if there are adverse developments with respect to the financial services industry in general.

As the financial services industry evolves, consumers may find debit financial services to be less attractive than traditional or other financial services. Consumers might not use debit card financial services for any number of reasons, including the general perception of our industry. If consumers do not continue or increase their usage of debit cards, including making changes in the way debit cards are loaded, our operating revenues and debit card deposits may remain at current levels or decline. Any projected growth for the industry may not occur or may occur more slowly than estimated. If consumer acceptance of debit financial services does not continue to develop or develops more slowly than expected or if there is a shift in the mix of payment forms, such as cash, credit cards, traditional debit cards and debit cards, away from our products and services, it could have a material adverse effect on our financial position and results of operations.

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

We could be adversely affected by the soundness of other financial institutions and other third parties we rely on.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional customers. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Furthermore, successful operation of our debit card and cash management solutions business depends on the soundness of third party processors, clearing agents and others that we rely on to conduct our merchant business. Any losses resulting from such third parties could adversely affect our business, financial condition and results of operations.

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                                                PROPERTIES

As of December 31, 2017, we conducted our business through our main office located in Warren, Pennsylvania, 106 other full-service offices and seven free-standing drive-though locations throughout our market area in central and western Pennsylvania, 34 full-service offices and two free-standing drive-through location in western New York and 21 full-service offices and one free-standing drive-through location in eastern Ohio. At December 31, 2017, our premises and equipment had an aggregate net book value of approximately $151.9 million.

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

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Select Market under the symbol “NWBI.” As of February 16, 2018, we had 19 registered market makers, 13,142 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 102,549,072 shares outstanding. The following table sets forth market price and dividend information for our common stock.

Year ended December 31, 2017	High	Low	Cash dividends declared
First Quarter	$18.63	$16.21	$0.16
Second Quarter	$17.39	$14.95	$0.16
Third Quarter	$17.41	$15.06	$0.16
Fourth Quarter	$17.78	$15.34	$0.16

Year ended December 31, 2016	High	Low	Cash dividends declared
First Quarter	$13.71	$11.78	$0.15
Second Quarter	$14.89	$13.09	$0.15
Third Quarter	$15.75	$14.47	$0.15
Fourth Quarter	$19.10	$15.26	$0.15

Payment of dividends on our shares of common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, our results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will continue to be declared or, if declared, what the amount of dividends will be. See Item 1. Business “Supervision and Regulation — Holding Company Regulation — Source of Strength/ Capital Distributions” for additional information regarding our ability to pay dividends.

There were no sales of unregistered securities during the quarter ended December 31, 2017.

The following table discloses information regarding the repurchase of shares of common stock during the quarter ended December 31, 2017, and authorized by the repurchase program announced on December 13, 2012, which is for approximately 5,000,000 shares and does not have an expiration date. Amounts are not in thousands.

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan	Maximum number of shares yet to be purchased under the plan
October	—	$—	—	4,834,089
November	—	—	—	4,834,089
December	—	—	—	4,834,089
	—	—

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on our Common Stock between December 31, 2012 and December 31, 2017, (b) the cumulative total return on stocks included in the Total Return Index for the Nasdaq Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the Nasdaq Bank Index over such period.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that our stock performance will continue in the future with the same or similar trend depicted in the graph.  We will not make or endorse any predictions as to future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
 Among Northwest Bancshares, Inc., the NASDAQ Composite Index, and the NASDAQ Bank Index
*$100 invested on 12/31/2012 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Northwest Bancshares, Inc.	100.00	126.43	120.64	134.78	189.48	182.78
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
NASDAQ Bank	100.00	140.76	146.90	157.63	216.24	227.94

ITEM 6.                SELECTED FINANCIAL DATA

Selected Financial and Other Data

The summary financial information presented below is derived in part from the Company’s consolidated financial statements.  The following is only a summary and should be read in conjunction with the consolidated financial statements and notes included elsewhere in this document.  The information at December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 is derived in part from the audited consolidated financial statements that appear in this document.  The information at December 31, 2015, 2014 and 2013, and for the years ended December 31, 2014 and 2013, is derived in part from audited consolidated financial statements that do not appear in this document.

	At December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Selected Consolidated Financial Data:
Total assets	$9,363,934	9,623,640	8,951,899	7,775,033	7,879,859
Investment securities held-to-maturity	—	4,808	6,610	66,752	69,316
Investment securities available-for-sale	261,809	378,666	395,688	427,259	439,693
Mortgage-backed securities held-to-maturity	29,678	15,170	25,079	36,943	52,050
Mortgage-backed securities available-for-sale	530,726	447,534	478,717	485,112	577,074
Loans receivable net of allowance for loan losses:
Residential mortgage loans	2,772,248	2,693,439	2,717,385	2,494,724	2,451,674
Home equity	1,305,521	1,340,837	1,201,861	1,082,732	1,100,149
Consumer loans	658,056	634,334	512,691	236,626	222,861
Commercial real estate loans	2,431,266	2,315,414	2,317,647	1,767,795	1,597,308
Commercial loans	569,523	512,384	409,865	344,861	367,613
Total loans receivable, net (1)	7,736,614	7,496,408	7,159,449	5,922,373	5,734,943
Deposits	7,826,989	7,882,321	6,612,581	5,632,542	5,668,879
Borrowed funds	108,238	142,899	975,007	888,109	881,645
Shareholders’ equity	1,207,724	1,170,663	1,163,163	1,062,647	1,155,185
(1) Total includes unallocated allowance for loan losses of $4.4 million and $4.7 million for December 31, 2014 and 2013, respectively.

	For the year ended December 31,
	2017	2016	2015	2014	2013
	(In thousands except per share data)
Selected Consolidated Operating Data:
Total interest income	$358,856	345,634	319,580	305,427	313,097
Total interest expense	28,071	38,299	56,327	56,587	61,162
Net interest income	330,785	307,335	263,253	248,840	251,935
Provision for loan losses	19,751	13,542	9,712	20,314	18,519
Net interest income after provision for loan losses	311,034	293,793	253,541	228,526	233,416
Noninterest income	110,480	85,360	68,836	70,766	66,476
Noninterest expense	285,603	307,838	233,877	215,535	207,134
Income before income tax expense	135,911	71,315	88,500	83,757	92,758
Income tax expense	41,444	21,648	27,960	21,795	26,199
Net income	$94,467	49,667	60,540	61,962	66,559
Earnings per share:
Basic	$0.94	0.50	0.64	0.68	0.73
Diluted	$0.92	0.49	0.64	0.67	0.73

At or for the year ended December 31,
2017	2016	2015	2014	2013
Selected Financial Ratios and Other Data:
Return on average assets (1), (5), (6), (7)	0.99%	0.55%	0.73%	0.79%	0.84%
Return on average equity (2), (5), (6), (7)	7.95%	4.28%	5.49%	5.69%	5.87%
Average capital to average assets	12.51%	12.73%	13.25%	13.80%	14.30%
Capital to total assets	12.90%	12.16%	12.99%	13.67%	14.66%
Tangible common equity to tangible assets	9.68%	8.95%	10.28%	11.64%	12.70%
Net interest rate spread (3)	3.72%	3.60%	3.29%	3.27%	3.31%
Net interest margin (4)	3.82%	3.73%	3.49%	3.47%	3.51%
Noninterest expense to average assets (5), (6)	3.01%	3.38%	2.81%	2.73%	2.61%
Efficiency ratio (5), (6), (7)	63.19%	77.31%	69.92%	67.02%	64.67%
Noninterest income to average assets (7)	1.16%	0.94%	0.83%	0.92%	0.84%
Net interest income to noninterest expense (5), (6)	1.16x	1.00x	1.13x	1.15x	1.22x
Dividend payout ratio	69.60%	122.45%	87.50%	241.80%	68.49%
Nonperforming loans to net loans receivable	0.84%	1.07%	1.02%	1.35%	1.88%
Nonperforming assets to total assets	0.75%	0.88%	0.91%	1.25%	1.60%
Allowance for loan losses to nonperforming loans	87.43%	76.00%	85.86%	84.35%	66.12%
Allowance for loan losses to net loans receivable	0.73%	0.81%	0.88%	1.14%	1.24%
Average interest-earning assets to average interest-bearing liabilities	1.31x	1.28	x	1.26	x	1.25x	1.24x
Number of banking offices	172	176	181	162	165
Number of consumer finance offices	—	49	51	51	50

(1)	Represents net income divided by average assets.

(2)	Represents net income divided by average equity.

(3)	Represents average yield on interest-earning assets less average cost of interest-bearing liabilities (shown on an FTE basis).

(4)	Represents net interest income as a percentage of average interest-earning assets (shown on a FTE basis).
(5) 2016 includes $37.0 million FHLB prepayment penalty, $12.2 million restructuring/ acquisition expense and $5.1 million ESOP termination expense.
(6) 2017 includes $4.4 million restructuring/ acquisition expense.
(7) 2017 includes $17.2 million gain on sale of offices.

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our principal business consists of collecting deposits and making loans secured by various types of collateral, including real estate and other assets in the markets in which we operate.  Attracting and maintaining deposits is affected by a number of factors, including interest rates paid on competing investments offered by other financial and non-financial institutions, account maturities, fee structures, and levels of personal income and savings.  Lending activities are affected by the demand for funds and thus are influenced by interest rates, the number and quality of lenders and regional economic conditions. Sources of funds for lending activities include deposits, borrowings, repayments on loans, cash flows from investment and mortgage-backed securities and income provided from operations.

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

Our net income was $94.5 million, or $0.92 per diluted share, for the year ended December 31, 2017 compared to $49.7 million, or $0.49 per diluted share, for the year ended December 31, 2016 and $60.5 million, or $0.64 per diluted share, for the year ended December 31, 2015.  The loan loss provision was $19.8 million for the year ended December 31, 2017 compared to $13.5 million for the year ended December 31, 2016 and $9.7 million for the year ended December 31, 2015.

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

Goodwill. Goodwill is not subject to amortization but is tested for impairment at least annually and possibly more frequently if certain events occur or changes in circumstances arise. In testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the totality of events and circumstances, we determine if it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test would be unnecessary. However, if we conclude otherwise, it would then be required to perform the first step of the goodwill impairment test, and continue to the second step, if necessary. Step 1 requires the fair value of each reporting unit be compared to its carrying amount, including goodwill. Determining the fair value of a reporting unit requires a high degree of subjective judgment, including developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium.

Future changes in the economic environment or the operations of the reporting units could cause changes to these variables, which could give rise to declines in the estimated fair value of goodwill.  Declines in fair value could result in impairment being identified.  We have established June 30 of each year as the date for conducting our annual goodwill impairment assessment.  Quarterly, we evaluate if there are any triggering events that would require an update to our previous assessment.  The variables are selected as of June 30 and the valuation model is run to determine the fair value of the reporting unit. We have determined that goodwill was not impaired as of June 30, 2017.

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

Pension Benefits.  Pension expense and obligations depend on assumptions used in calculating such amounts.  These assumptions include discount rates, anticipated salary increases, interest costs, expected return on plan assets, mortality rates, and other factors.  In accordance with U.S. generally accepted accounting principles, actual results that differ from the assumptions are amortized over average future service and, therefore, generally affect recognized expense.  While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension obligations and future expense.

In determining the projected benefit obligations for pension benefits at December 31, 2017 and 2016, we used a discount rate of 3.53% and 4.06%, respectively.  We use the Citigroup Pension Liability Index rates matching the duration of our benefit payments as of the measurement date, December 31, to determine the discount rate.

Balance Sheet Analysis

Assets.  Total assets at December 31, 2017 were $9.364 billion, a decrease of $259.7 million, or 2.7%, from $9.624 billion at December 31, 2016. This decrease in assets was due primarily to the sale of our Maryland offices, which included $215.7 million of deposits and a decrease in cash and cash equivalents. A discussion of significant changes follows.

Cash and cash equivalents. Cash and cash equivalents decreased by $312.2 million, or 80.1%, to $77.7 million at December 31, 2017, from $389.9 million at December 31, 2016. This decrease was a result of funding loan growth of $236.1 million, a decrease in deposits of $55.3 million and the cash payment to fund the Maryland office sale of $45.9 million.

Investment securities.  Investment securities decreased by $24.0 million, or 2.8%, to $822.2 million at December 31, 2017, from $846.2 million at December 31, 2016. This decrease was a result of using the cash flow generated from these portfolios to fund loan growth.

The following table sets forth certain information regarding the amortized cost and fair value of our available-for-sale investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2017		2016		2015
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Residential mortgage-backed securities available for sale:
Fixed-rate pass through certificates	$144,411	142,702	175,398	174,567	118,266	120,326
Variable-rate pass through certificates	33,079	34,537	43,587	45,588	54,292	56,901
Fixed-rate non-agency CMOs	15	15	100	101	2,519	2,749
Fixed-rate agency CMOs	284,320	279,086	165,535	162,265	215,719	212,227
Variable-rate agency CMOs	74,274	74,386	64,874	65,013	86,090	86,514
Total residential mortgage-backed securities available for sale	$536,099	530,726	449,494	447,534	476,886	478,717
Investment securities available for sale:
U.S. Government, agency and GSEs	$212,024	209,270	296,508	294,176	295,510	294,451
Municipal securities	50,511	51,056	61,832	63,070	80,697	82,868
Corporate debt issues	909	909	14,367	16,980	14,463	16,475
Equity securities and mutual funds	551	574	3,351	4,440	1,400	1,894
Total investment securities available for sale	$263,995	261,809	376,058	378,666	392,070	395,688

The following table sets forth certain information regarding the amortized cost and fair value of our held-to-maturity investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2017		2016		2015
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Residential mortgage-backed securities held to maturity:
Fixed-rate pass through certificates	$3,760	3,900	4,807	5,024	6,458	6,809
Variable-rate pass through certificates	2,283	2,347	2,848	2,906	3,618	3,659
Fixed-rate agency CMOs	22,906	22,678	6,674	6,768	14,033	14,252
Variable-rate agency CMOs	729	742	841	855	970	982
Total residential mortgage-backed securities held to maturity	$29,678	29,667	15,170	15,553	25,079	25,702
Investment securities held to maturity:
Municipal securities	$—	—	4,808	4,873	6,610	6,850
Total investment securities held to maturity	$—	—	4,808	4,873	6,610	6,850

The following table sets forth information regarding the issuers and the carrying value of our mortgage-backed securities at the dates indicated.

	At December 31,
	2017	2016	2015
	(In thousands)
Residential mortgage-backed securities:
FNMA	$286,031	210,373	234,204
GNMA	37,796	42,221	48,283
FHLMC	236,007	202,822	209,788
SBA	—	6,608	8,166
Other (non-agency)	570	680	3,355
Total mortgage-backed securities	$560,404	462,704	503,796

Investment Portfolio Maturities and Yields.  The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for our investment securities and mortgage-backed securities portfolios at December 31, 2017. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	One year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Fair value	Annualized weighted average yield
	(Dollars in thousands)
Investment securities available-for-sale:
Government sponsored entities	$66,566	1.07%	$140,624	1.28%	$—	—%	$4,833	2.01%	$212,023	209,269	1.23%
U.S. Government and agency obligations	1	1.45%	—	—%	—	—%	—	—%	1	1	1.45%
Municipal securities	2,492	3.73%	7,072	2.56%	14,576	3.23%	26,371	3.93%	50,511	51,056	3.53%
Corporate debt issues	—	—%	—	—%	—	—%	909	10.35%	909	909	10.35%
Equity securities and mutual funds	—	—%	—	—%	—	—%	551	5.59%	551	574	5.59%
Total investment securities available-for-sale	69,059	1.16%	147,696	1.34%	14,576	3.23%	32,664	4.17%	263,995	261,809	1.75%
Residential mortgage-backed securities available-for-sale:
Pass through certificates	33,113	2.91%	8,459	2.53%	53,239	1.86%	82,679	2.60%	177,490	177,239	2.43%
CMOs	74,722	1.93%	36,191	1.67%	64,852	1.60%	182,844	2.16%	358,609	353,487	1.96%
Total residential mortgage-backed securities available-for-sale	107,835	2.23%	44,650	1.83%	118,091	1.71%	265,523	2.30%	536,099	530,726	2.12%

Investment securities held-to-maturity:
Residential mortgage-backed securities held-to-maturity:
Pass through certificates	2,283	2.01%	—		2,824	3.63%	936	4.00%	6,043	6,247	3.08%
CMOs	728	2.03%	671	2.39%	—	—%	22,236	2.51%	23,635	23,420	2.49%
Total residential mortgage-backed securities held-to-maturity	3,011	2.02%	671	2.39%	2,824	3.63%	23,172	57.00%	29,678	29,667	2.61%
Total investment securities and mortgage-backed	$179,905	1.82%	$193,017	1.46%	$135,491	1.92%	$321,359	2.51%	$829,772	822,202	2.02%

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

Loans receivable.  Net loans receivable increased by $240.2 million, or 3.2%, to $7.793 billion at December 31, 2017, from $7.496 billion at December 31, 2016. This increase was due primarily to success in growing our commercial banking and indirect automobile portfolios as well as, decreased sales of residential mortgage loans.

Set forth below are selected data related to the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Personal Banking:
Residential mortgage loans	$2,772,549	34.8%	$2,699,131	34.8%	$2,722,480	36.7%	$2,505,089	40.9%	$2,468,683	41.8%
Home equity loans	1,310,355	16.4%	1,345,370	17.4%	1,205,903	16.3%	1,087,282	17.7%	1,107,394	18.7%
Consumer loans:
Automobile	492,464	6.2%	431,802	5.6%	345,794	4.7%	92,659	1.5%	82,194	1.4%
Education loans	4,200	0.1%	5,720	0.1%	7,541	0.1%	9,890	0.2%	12,394	0.2%
Loans on savings accounts	6,846	0.1%	7,443	0.1%	7,918	0.1%	8,466	0.1%	9,040	0.2%
Other (1)	153,818	1.9%	186,294	2.4%	149,364	2.0%	131,729	2.1%	124,720	2.1%
Total Consumer loans	657,328	8.3%	631,259	8.2%	510,617	7.0%	242,744	4.0%	228,348	3.9%

Total Personal Banking	4,740,232	59.5%	4,675,760	60.4%	4,439,000	60.0%	3,835,115	62.6%	3,804,425	64.4%

Commercial Banking:
Commercial real estate	2,599,340	32.6%	2,513,669	32.4%	2,524,274	34.1%	1,874,944	30.6%	1,689,382	28.6%
Commercial loans	633,163	7.9%	557,219	7.2%	437,715	5.9%	419,525	6.8%	413,451	7.0%
Total Commercial Banking	3,232,503	40.5%	3,070,888	39.6%	2,961,989	40.0%	2,294,469	37.4%	2,102,833	35.6%
Total loans receivable, gross	7,972,735	100.0%	7,746,648	100.0%	7,400,989	100.0%	6,129,584	100.0%	5,907,258	100.0%

Deferred loan costs	27,782		22,375		20,065		6,095		2,461
Undisbursed loan proceeds	(207,108)		(211,676)		(198,933)		(145,788)		(103,428)
Allowance for loan losses:
Personal Banking:
Residential mortgage loans	(3,955)		(4,727)		(4,710)		(5,581)		(7,875)
Home equity loans	(4,834)		(4,533)		(4,042)		(4,550)		(7,245)
Consumer loans:	(13,333)		(8,627)		(7,598)		(6,118)		(5,487)
Total Personal Banking	(22,122)		(17,887)		(16,350)		(16,249)		(20,607)
Commercial Banking:
Commercial real estate	(23,460)		(26,675)		(33,787)		(32,937)		(34,969)
Commercial loans	(11,213)		(16,377)		(12,535)		(13,967)		(11,110)
Total Commercial Banking	(34,673)		(43,052)		(46,322)		(46,904)		(46,079)
Unallocated	—		—		—		(4,365)		(4,662)
Total allowance for loan losses	(56,795)		(60,939)		(62,672)		(67,518)		(71,348)
Total loans receivable, net	$7,736,614		$7,496,408		$7,159,449		$5,922,373		$5,734,943
(1)     Consists primarily of secured and unsecured personal loans.

The following table sets forth the maturity of our loan portfolio at December 31, 2017.  Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which they contractually mature, and fixed-rate loans are included in the period in which the contractual repayment is due.

At December 31, 2017 (In thousands)	Due in one year or less	Due after one year through two years	Due after two years through three years	Due after three years through five years	Due after five years	Total
Personal Banking:
Residential mortgage loans	$121,465	122,401	122,991	258,268	2,147,424	2,772,549
Home equity loans	118,820	88,475	81,681	143,282	878,097	1,310,355
Consumer loans	205,218	139,645	120,132	139,541	52,792	657,328
Total Personal Banking	445,503	350,521	324,804	541,091	3,078,313	4,740,232

Commercial Banking:
Commercial real estate loans	627,264	384,109	296,309	473,590	818,068	2,599,340
Commercial loans	252,829	72,964	62,224	141,670	103,476	633,163
Total Commercial Banking	880,093	457,073	358,533	615,260	921,544	3,232,503

Total	$1,325,596	807,594	683,337	1,156,351	3,999,857	7,972,735

The following table sets forth at December 31, 2017, the dollar amount of all fixed-rate and adjustable-rate loans due one year or more after December 31, 2017.  Adjustable and floating-rate loans are included in the table based on the contractual due date of the loan.

At December 31, 2017 (In thousands)	Fixed	Adjustable	Total
Personal Banking:
Residential mortgage loans	$2,598,980	52,104	2,651,084
Home equity loans	679,194	512,341	1,191,535
Consumer loans	418,685	33,425	452,110
Total Personal Banking	3,696,859	597,870	4,294,729

Commercial Banking:
Commercial real estate loans	957,140	1,014,936	1,972,076
Commercial loans	185,644	194,690	380,334
Total Commercial Banking	1,142,784	1,209,626	2,352,410

Total	$4,839,643	1,807,496	6,647,139

Deposits. Total deposits decreased by $55.3 million, or 0.7%, to $7.827 billion at December 31, 2017 from $7.882 billion at December 31, 2016, due to decreases in time deposits and money market deposit accounts as customers continue to prefer more liquid accounts despite recent rate increases. Time deposits decreased by $128.0 million, or 8.3%, to $1.413 billion at December 31, 2017 from $1.541 billion at December 31, 2016 and money market deposit accounts decreased by $134.1 million, or 7.3%, to $1.707 billion at December 31, 2017 from $1.842 billion at December 31, 2016. As a result of our efforts to procure new checking account customers and increase low-cost deposits, demand deposits increased by $176.0 million, or 6.1%, to $3.053 billion at December 31, 2017 from $2.877 billion at December 31, 2016. Additionally, savings deposits increased by $30.7 million, or 1.9%, to $1.654 billion at December 31, 2017 from $1.623 billion at December 31, 2016.

The following table sets forth the dollar amount of deposits in each state indicated as of December 31, 2017.

State	Balance	Percent
	(Dollars in thousands)
Pennsylvania	$4,776,488	61.0%
New York	2,156,349	27.6%
Ohio	894,152	11.4%
Total	$7,826,989	100.0%

The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2017.

Maturity period	Certificates of deposit
(In thousands)
Three months or less	$74,973
Over three months through six months	61,466
Over six months through twelve months	87,801
Over twelve months	212,156
Total	$436,396

The following table sets forth the dollar amount of deposits in the various types of accounts we offered at the dates indicated.

	At December 31,
	2017			2016			2015
	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)
	(Dollars in thousands)
Savings deposits	$1,653,579	21.1%	0.18%	$1,622,879	20.6%	0.18%	$1,386,017	21.0%	0.24%
Demand deposits	3,053,337	39.0%	0.08%	2,877,289	36.5%	0.01%	2,257,342	34.1%	0.03%
Money market deposit accounts	1,707,450	21.8%	0.24%	1,841,567	23.4%	0.24%	1,274,504	19.3%	0.28%
Time deposits:
Maturing within 1 year	666,348	8.5%	0.83%	836,525	10.6%	0.85%	929,351	14.1%	0.95%
Maturing 1 to 3 years	427,825	5.5%	1.26%	465,684	5.9%	1.08%	654,132	9.9%	1.20%
Maturing more than 3 years	318,450	4.1%	1.70%	238,377	3.0%	1.51%	111,235	1.7%	1.45%
Total certificates	1,412,623	18.1%	1.16%	1,540,586	19.5%	1.01%	1,694,718	25.6%	1.08%
Total deposits	$7,826,989	100.1%	0.33%	$7,882,321	100.0%	0.30%	$6,612,581	100.0%	0.39%
(1)   Represents percentage of total deposits.
(2)   Represents weighted average nominal rate at year end.

Borrowings.  Borrowings decreased by $34.7 million, or 24.3%, to $108.2 million at December 31, 2017 from $142.9 million at December 31, 2016, due to normal fluctuations in collateralized borrowings.

The following table sets forth information concerning our borrowings at the dates and for the periods indicated.

	During the years ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Federal Home Loan Bank of Pittsburgh borrowings:
Average balance outstanding	$11,331	450,917	780,946
Maximum outstanding at end of any month during year	87,300	820,317	856,343
Balance outstanding at end of year	—	—	856,343
Weighted average interest rate during year	1.34%	2.27%	3.44%
Weighted average interest rate at end of year	—%	—%	3.12%

Collateralized borrowings:
Average balance outstanding	$121,019	141,664	144,737
Maximum outstanding at end of any month during year	137,191	158,367	166,403
Balance outstanding at end of year	108,238	142,899	118,664
Weighted average interest rate during year	0.18%	0.19%	0.23%
Weighted average interest rate at end of year	0.20%	0.17%	0.22%

Total borrowings:
Average balance outstanding	$132,350	592,581	925,683
Maximum outstanding at end of any month during year	199,247	959,696	976,794
Balance outstanding at end of year	108,238	142,899	975,007
Weighted average interest rate during year	0.26%	1.73%	2.95%
Weighted average interest rate at end of year	0.20%	0.17%	2.77%

Shareholders’ equity.  Total shareholders’ equity at December 31, 2017 was $1.208 billion, an increase of $37.1 million, or 3.2%, from $1.171 billion at December 31, 2016. This increase in equity was primarily the result of net income of $94.5 million, which was partially offset by the payment of cash dividends of $65.2 million.

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

	For the years ended december 31,
	2017				2016				2015
	Average outstanding balance		Interest	Average yield/ cost (10)	Average outstanding balance		Interest	Average yield/ cost (10)	Average outstanding balance		Interest	Average yield/ cost (10)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (includes FTE adjustments of $2,188, $2,283 and $1,973, respectively) (1), (2), (3)	$7,664,288		342,180	4.46%	$7,391,456		331,322	4.48%	$6,460,078		300,638	4.65%
Mortgage-backed securities (5)	563,696		11,343	2.01%	467,560		8,540	1.83%	500,797		8,823	1.76%
Investment securities (includes FTE adjustments of $1,090, $1,471 and $2,322, respectively) (4), (5)	350,870		6,862	1.96%	344,575		7,612	2.21%	469,568		11,155	2.38%
Federal Home Loan Bank stock (11)	8,186		250	3.05%	26,386		1,371	5.20%	37,500		2,828	4.77%
Interest-earning deposits	158,229		1,499	0.93%	100,336		543	0.53%	179,201		431	0.24%
Total interest-earning assets (includes FTE adjustments of $3,278, $3,754 and $4,295, respectively)	8,745,269		362,134	4.14%	8,330,313		349,388	4.19%	7,647,144		323,875	4.22%
Non-interest-earning assets (6)	757,249				781,274				677,441
Total assets	$9,502,518				$9,111,587				$8,324,585
Interest-bearing liabilities:
Savings deposits	$1,688,451		3,062	0.18%	$1,500,655		3,218	0.21%	$1,300,102		3,387	0.26%
Interest-bearing demand deposits	1,432,134		1,027	0.07%	1,209,325		462	0.04%	976,789		568	0.06%
Money market deposit accounts	1,810,083		4,203	0.23%	1,473,897		3,621	0.25%	1,202,143		3,222	0.27%
Time deposits	1,490,378		14,765	0.99%	1,630,424		16,164	0.99%	1,540,905		16,878	1.10%
Borrowed funds (7)	132,350		348	0.26%	592,581		10,274	1.73%	925,683		27,347	2.95%
Junior subordinated deferrable interest debentures	111,213		4,666	4.14%	111,213		4,560	4.03%	108,507		4,925	4.48%
Total interest-bearing liabilities	6,664,609		28,071	0.42%	6,518,095		38,299	0.59%	6,054,129		56,327	0.93%
Non-interest-bearing checking (12)	1,556,511				1,245,320				1,001,263
Non-interest-bearing liabilities	92,611				188,381				166,531
Total liabilities	8,313,731				7,951,796				7,221,923
Shareholders’ equity	1,188,787				1,159,791				1,102,662
Total liabilities and stockholders’ equity	$9,502,518				$9,111,587				$8,324,585
Net interest income			334,063				311,089				267,548
Net interest rate spread (8)				3.72%				3.60%				3.29%
Net interest-earning assets/ net interest margin (9)	$2,080,660			3.82%	$1,812,218			3.73%	$1,593,015			3.49%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.31	x			1.28	x			1.26	x

(1)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(2)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which was not material.

(3)	Interest income on tax-free loans is presented on a taxable equivalent basis including adjustments as indicated.

(4)	Interest income on tax-free investment securities is presented on a taxable equivalent basis including adjustments as indicated.

(5)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(6)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(7)	Average balances include Federal Home Loan Bank advances and collateralized borrowings.

(8)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(9)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(10)
Shown on a FTE basis. GAAP basis yields for the years ended December 31, 2017, 2016 and 2015 were: loans - 4.44%, 4.45% and 4.62%, respectively, investment securities - 1.65%, 1.78% and 1.88%, respectively, interest-earning assets - 4.10%, 4.15% and 4.17%, respectively, GAAP basis net interest rate spreads were 3.68%, 3.56% and 3.24%, respectively, and GAAP basis net interest margins were 3.78%, 3.69% and 3.43%, respectively.

(11)	Average yield calculation excludes the $1.0 million special dividend paid in February 2015, the average yield was 7.54% with the special dividend included.
(12) Average cost of deposits were 0.29%, 0.33% and 0.40%, respectively.

Rate/Volume Analysis

The following table presents, on an FTE basis, the changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the year ended December 31, 2017 compared to 2016 and for the year ended December 31, 2016 compared to 2015. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the prior year rate; (2) changes in rate multiplied by the prior year volume; and (3) the total increase or decrease. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Years ended December 31, 2017 vs. 2016			Years ended December 31, 2016 vs. 2015
	Increase (decrease)		Total	Increase (decrease)		Total
	Due to		increase	Due to		increase
	Rate	Volume	(decrease)	Rate	Volume	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$(1,323)	12,181	10,858	(14,863)	45,547	30,684
Mortgage-backed securities	1,047	1,756	2,803	303	(586)	(283)
Investment securities	(873)	123	(750)	(782)	(2,761)	(3,543)
Federal Home Loan Bank stock	(370)	(751)	(1,121)	(880)	(577)	(1,457)
Interest-earning deposits	643	313	956	539	(427)	112
Total interest-earning assets	(876)	13,622	12,746	(15,683)	41,196	25,513

Interest-bearing liabilities:
Savings deposits	(497)	341	(156)	(691)	522	(169)
Interest-bearing demand deposits	405	160	565	(195)	89	(106)
Money market deposit accounts	(199)	781	582	(330)	729	399
Time deposits	(12)	(1,387)	(1,399)	(1,694)	980	(714)
Borrowed funds	(3,216)	(6,710)	(9,926)	(9,233)	(7,840)	(17,073)
Junior subordinated deferrable interest debentures	106	—	106	(489)	124	(365)
Total interest-bearing liabilities	(3,413)	(6,815)	(10,228)	(12,632)	(5,396)	(18,028)
Net change in net interest income	$2,537	20,437	22,974	(3,051)	46,592	43,541

Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016

General. Net income for the year ended December 31, 2017 was $94.5 million, or $0.92 per diluted share, an increase of $44.8 million, or 90.2%, from $49.7 million, or $0.49 per diluted share, for the year ended December 31, 2016. The increase in net income resulted from increases in noninterest income of $25.1 million, or 29.4%, and net interest income of $23.5 million, or 7.6%, and a decrease in noninterest expense of $22.2 million, or 7.2%. Partially offsetting these factors were increases in income tax expense of $19.8 million, or 91.4%, and provision for loan losses of $6.2 million, or 45.8%.

Net income for the year ended December 31, 2017 represents returns on average equity and average assets of 7.95% and 0.99%, respectively, compared to 4.28% and 0.55% for the year ended December 31, 2016. A discussion of significant changes follows.

Interest Income. Total interest income increased by $13.3 million, or 3.8%, to $358.9 million for the year ended December 31, 2017 from $345.6 million for the year ended December 31, 2016. This increase is the result of an increase in the average balance of interest earning assets of $415.0 million, or 5.0%, to $8.745 billion for the year ended December 31, 2017 from $8.330 billion for the year ended December 31, 2016. Partially offsetting this increase was a decrease in the average yield on interest-earning assets to 4.10% for the year ended December 31, 2017 from 4.15% for the year ended December 31, 2016.

Interest income on loans receivable increased by $11.0 million, or 3.3%, to $340.0 million for the year ended December 31, 2017 from $329.0 million for the year ended December 31, 2016.  This increase in interest income on loans receivable is attributed to an increase in the average balance of loans receivable of $272.8 million, or 3.7%, to $7.664 billion for the year ended December 31, 2017 from $7.391 billion for the year ended December 31, 2016. This increase is due primarily to $236.1 million of organic loan growth during 2017, as we continue our focus on expanding commercial banking and indirect consumer portfolios, as well as a reduction in the sale of residential mortgage loans into the secondary market. Partially offsetting this increase was a decrease in the average yield on loans receivable to 4.44% for the year ended December 31, 2017 from 4.45% for the year ended December 31, 2016. The average loan yield was negatively affected by the origination of fixed rate residential mortgage loans at lower rates than the existing portfolio yield as well as the runoff of higher rate consumer loans originated by our consumer discount subsidiary prior to its closure. Partially offsetting these declines was the increase in rates on adjustable rate loans in response to increases in short-term rates by the Federal Reserve.

Interest income on mortgage-backed securities increased by $2.8 million, or 32.8%, to $11.3 million for the year ended December 31, 2017 from $8.5 million for the year ended December 31, 2016. This increase is the result of increases in both the average balance and average yield. The average balance of mortgage-backed securities increased by $96.1 million, or 20.6%, to $563.7 million for the year ended December 31, 2017 from $467.6 million for the year ended December 31, 2016. The increase in the average balance was due to the investment of excess cash during the first half of 2017. The average yield on mortgage-backed securities increased to 2.01% for the year ended December 31, 2017 from 1.83% for the year ended December 31, 2016 due to both an increase in short-term market interest rates that positively impacted the yield of adjustable rate mortgage-backed securities and the purchase of fixed rate mortgage-backed securities with yields higher than the existing portfolio.

Interest income on investment securities decreased by $369,000, or 6.0%, to $5.8 million for year ended December 31, 2017 from $6.1 million for the year ended December 31, 2016. This decrease was the result of a decrease in the average yield on investment securities to 1.65% for the year ended December 31, 2017 from 1.78% for the year ended December 31, 2016.  This decrease is primarily the result of higher rate, tax-free, municipal securities maturing or being called and replaced by lower yielding, shorter duration, government agency securities. Partially offsetting this decrease was an increase in the average balance of investment securities of $6.3 million, or 1.8%, to $350.9 million for the year ended December 31, 2017 from $344.6 million for the year ended December 31, 2016. This increase is due primarily to the investment of excess cash during the first half of 2017.

Dividends on FHLB stock decreased by $1.1 million, or 81.8%, to $250,000 for the year ended December 31, 2017 from $1.4 million for the year ended December 31, 2016. This decrease is the result of decreases in both the average balance and average yield. The average balance on FHLB stock decreased by $18.2 million, or 69.0%, to $8.2 million for the year ended December 31, 2017 from $26.4 million for the year ended December 31, 2016. Additionally, the average yield on FHLB stock decreased to 3.05% for the year ended December 31, 2017 from 5.20% for the year ended December 31, 2016. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits increased by $956,000 to $1.5 million for the year ended December 31, 2017 from $543,000 for the year ended December 31, 2016.  This increase is the result of increases in both the average balance of and average yield earned on interest-earning deposits. The average balance increased by $57.9 million, or 57.7%, to $158.2 million for the year ended December 31, 2017 from $100.3 million for the year ended December 31, 2016, due to the excess cash received from the December 2016 office acquisition. Additionally, the average yield on interest-earning deposits increased to 0.93% for the year ended December 31, 2017 from 0.53% for the year ended December 31, 2016, as a result of recent increases in the targeted Federal Funds rate by the Federal Reserve Board.

Interest Expense. Interest expense decreased by $10.2 million, or 26.7%, to $28.1 million for the year ended December 31, 2017 from $38.3 million for the year ended December 31, 2016.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 0.42% for the year ended December 31, 2017 from 0.59% for the year ended December 31, 2016, and a decrease in the average balance of borrowed funds of $460.2 million, or 77.7%. The decrease in both the average cost of interest-bearing liabilities and the average balance of borrowed funds is due primarily to the payoff of all FHLB advances in the third quarter of 2016 with the cash received from acquiring 18 offices and related deposits in western New York. Additionally, the continued change in our deposit mix from time deposits to lower cost savings and checking products lowered our interest-bearing deposit cost to 0.36% from 0.40%. Partially offsetting the decrease in cost was an increase in the average balance of interest-bearing deposits of $146.5 million, or 2.2%, to $6.665 billion for the year ended December 31, 2017 from $6.518 billion for the year ended December 31, 2016. This increase is due primarily to the addition of $1.643 billion, at fair value, of deposit balances from the office acquisition in the third quarter of 2016, which was augmented by the success in our efforts to procure new checking relationships.

Net Interest Income. Net interest income increased by $23.5 million, or 7.6%, to $330.8 million for the year ended December 31, 2017 from $307.3 million for the year ended December 31, 2016. This increase is attributable to the factors discussed above. The repayment of all FHLB advances with funds received from the aforementioned office acquisition improved net interest spread and margin. Net interest rate spread increased to 3.68% for the year ended December 31, 2017 from 3.56% for the year ended December 31, 2016 while net interest margin increased to 3.78% for the year ended December 31, 2017 from 3.69% for the year ended December 31, 2016.

Provision for Loan Losses. We analyze the allowance for loan losses as described in note 1(f) of the notes to the Consolidated Financial Statements. The provision for loan losses increased by $6.3 million, or 45.8%, to $19.8 million for the year ended December 31, 2017 from $13.5 million for the year ended December 31, 2016. This increase is due primarily to reserves related to the closure of our consumer finance subsidiary, as well as growth in our commercial loan and indirect automobile portfolios. Partially offsetting these factors was a decrease in total nonaccrual loans of $15.0 million, or 19.0%, to $64.5 million, or 0.83% of total loans, at December 31, 2017 from $79.5 million, or 1.05% of total loans, at December 31, 2016. Additionally, total loan delinquency decreased to $117.5 million, or 1.51% of total loans at December 31, 2017 from $121.6 million, or 1.61% of total loans at December 31, 2016.

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

Noninterest Income. Noninterest income increased by $25.1 million, or 29.4%, to $110.5 million for the year ended December 31, 2017 from $85.4 million for the year ended December 31, 2016. The increase is primarily attributable to the $17.2 million gain on the sale of our three Maryland offices in May 2017. Additionally, service charges and fees increased by $5.6 million, or 12.7%, to $49.7 million for the year ended December 31, 2017 from $44.1 million for the year ended December 31, 2016, due primarily to the growth in checking accounts from the September 2016 office acquisition and the successful execution of organic checking account growth initiatives. Trust and other financial services income increased by $3.9 million, or 27.5%, to $18.0 million for the year ended December 31, 2017 from $14.1 million for the year ended December 31, 2016, due to an increase in assets under management from both the 2016 office acquisition and organic growth. Additionally, other operating income increased by $2.9 million, or 50.8%, due primarily to gains on the sale of properties closed during our recent restructuring. Partially offsetting these increases in non-interest income, was a decrease in mortgage banking income of $3.5 million, or 71.0%, as a result of a reduction in the sale of residential mortgage loans into the secondary market. Additionally, insurance commission income decreased by $1.5 million, or 14.3%, due primarily to the closure of our consumer finance subsidiary and the discontinuance of related consumer loan originations.

Noninterest Expense. Noninterest expense decreased by $22.2 million, or 7.2%, to $285.6 million for the year ended December 31, 2017 from $317.8 million for the year ended December 31, 2016. This decrease is primarily the result of the $37.0 million prepayment penalty incurred as a result of paying off $715.0 million of FHLB long-term advances during the second quarter of 2016. In addition, acquisition and restructuring costs decreased by $7.8 million, or 63.8%. to $4.4 million for the current year related to the sale of our Maryland region offices and the closure of our consumer finance subsidiary. These costs totaled $12.2 million in the prior year, which included costs associated with the consolidation of 24 legacy Northwest offices, as well as the expense elated to the purchase of 18 western New York offices. Partially offsetting this decrease was an increase in compensation and employee benefits of $9.3 million, or 6.6%, to $150.2 million for the year ended December 31, 2017 from $140.9 million for the year ended December 31, 2016. This increase is due primarily to the employees added from the aforementioned acquisition, as well as increases in health-care costs and other employee benefits. Additionally, processing expenses increased by $4.2 million, amortization of intangible assets increased by $2.5 million, premises and occupancy costs increased by $2.7 million, and office operations increased by $1.4 million, due primarily to the incremental costs associated with the 18 offices acquired in the third quarter of 2016.

Income Taxes. The provision for income taxes increased by $19.8 million, or 91.4%, to $41.4 million for the year ended December 31, 2017 from $21.6 million for the year ended December 31, 2016. This increase in income tax expense is primarily the result of an increase in pretax income of $64.6 million. Partially offsetting this increase was a $3.1 million tax benefit due to the re-measurement of our net deferred tax liability as a result of the Act, which was signed into law on December 22, 2017.

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

Interest income on loans receivable increased by $31.3 million, or 10.2%, to $329.0 million for the year ended December 31, 2016 from $298.7 million for the year ended December 31, 2015.  This increase can be attributed to an increase in the average balance of loans receivable of $931.4 million, or 14.4%, to $7.391 billion for the year ended December 31, 2016 from $6.460 billion for the year ended December 31, 2015. This increase is due primarily to the addition of $928.1 million and $455.9 million of loan balances, at fair value, from the LNB and FNFG acquisitions, on December 9, 2016 and August 14, 2015, respectively. Also contributing to this increase was internal loan growth of $170.5 million during the past year due to continued success in growing our commercial and indirect automobile loan portfolios. Partially offsetting this increase was a decrease in the average yield on loans receivable to 4.45% for the year ended December 31, 2016 from 4.62% for the year ended December 31, 2015. The decrease in average yield is due primarily to the continued low interest rate environment, as well as the overall lower yield on the loans acquired in the LNB acquisition.

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

Interest income on investment securities decreased by $2.7 million, or 31.5%, to $6.1 million for the year ended December 31, 2016 from $8.8 million for the year ended December 31, 2015. This decrease is the result of decreases in both the average balance and average yield. The average balance of investment securities decreased by $125.0 million, or 26.6%, to $344.6 million for the year ended December 31, 2016 from $469.6 million for the year ended December 31, 2015.  This decrease is due primarily to the maturity or call of municipal and government agency securities and the use of these proceeds to pay off FHLB advances and fund loan growth. The average yield on investment securities decreased to 1.78% for the year ended December 31, 2016 from 1.88% for the year ended December 31, 2015.  This decrease is primarily the result of higher rate, tax-free, municipal securities maturing or being called and, if replaced, being replaced by lower yielding, shorter duration government agency securities.

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

Interest Expense. Interest expense decreased by $18.0 million, or 32.0%, to $38.3 million for the year ended December 31, 2016 from $56.3 million for the year ended December 31, 2015.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 0.59% for the year ended December 31, 2016 from 0.93% for the year ended December 31, 2015. This decrease is due primarily to the replacement of long-term FHLB borrowings with lower cost short-term FHLB advances in May 2016 and the replacement of those short-term advances in December 2016 with the deposits received from the FNFG branch acquisition. Also contributing to this decrease was a shift in deposit mix to a heavier weighting of low interest rate and noninterest bearing deposits. Additionally, the average cost of each deposit type decreased from the prior year due to the continued low interest rate environment. Partially offsetting this decrease was an increase in the average balance of interest-bearing liabilities of $464.0 million, or 7.7%, to $6.518 billion for the year ended December 31, 2016 from $6.054 billion for the year ended December 31, 2015. This increase was due primarily to the addition of $1.034 billion and $1.643 billion, at fair value, of deposit balances from the LNB and FNFG acquisitions, respectively, and success in attracting new checking account customers.

     Net Interest Income. Net interest income increased by $44.0 million, or 16.7%, to $317.3 million for the year ended December 31, 2016 from $263.3 million for the year ended December 31, 2015.  This increase is attributable to the factors discussed above. The full-year impact of the additional net interest income contributed by the LNB acquisition, which provided $1.140 billion of interest-earning assets, and the refinancing and subsequent replacement of high-cost FHLB advances with $1.643 billion of deposits received from the FNFG branch acquisition, improved both net interest spread and margin. Our net interest rate spread increased to 3.56% for the year ended December 31, 2016 from 3.24% for the year ended December 31, 2015 while net interest margin increased to 3.69% for the year ended December 31, 2016 from 3.43% for the year ended December 31, 2015.

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

Noninterest Expense. Noninterest expense increased by $73.9 million, or 31.6%, to $317.8 million for the year ended December 31, 2016 from $233.9 million for the year ended December 31, 2015.  This increase is primarily the result of a FHLB prepayment penalty and, to a lesser extent, increases in compensation and employee benefit expense, restructuring and acquisition expense, other expense, and processing expense. In May 2016, we replaced long-term FHLB borrowings with lower cost short-term advances incurring a $37.0 million prepayment penalty. This refinancing was prompted by the anticipated receipt of deposits of approximately $1.600 billion from the FNFG branch acquisition, the proceeds from which would be used to pay off the short-term advances. Compensation and employee benefits increased by $21.1 million, or 17.6%, to $140.9 million for the year ended December 31, 2016 from $119.8 million for the year ended December 31, 2015.  This increase is the result of the employees retained from both the LNB and FNFG acquisitions, higher health-care costs, and the costs associated with the termination of Northwest Bank's ESOP. Additionally, acquisition and restructuring expenses increased by $2.4 million, or 25.2%. Acquisition and restructuring expense in the prior year related to the LNB acquisition. In the current year such charges related to the FNFG branch acquisition in December 2016 and the consolidation of 24 Northwest offices in April 2016. Also contributing to this increase in noninterest expense was an increase in other expense of $4.0 million, or 44.1%, as a result of an increase in charitable contributions made to utilize Pennsylvania Education Improvement Tax Credits and the assessment of a full year of Ohio Bank Franchise tax. Processing expense increased by $4.1 million, or 13.3%, to $34.9 million for the year ended December 31, 2016 from $31.8 million for the year ended December 31, 2015, due primarily to technology upgrades, the additional maintenance costs attributable to the addition of the LNB and FNFG franchises, and the replacement of debit cards in an effort to enhance customer security.

Income Taxes. The provision for income taxes decreased by $6.4 million, or 22.6%, to $21.6 million for the year ended December 31, 2016 from $28.0 million for the year ended December 31, 2015 primarily due to a decrease in pretax income of $17.2 million, or 19.4%. In addition, our effective tax rate for the year ended December 31, 2016 decreased to 31.4% from 31.6% in the prior year, due primarily to an increased amount of Pennsylvania state tax credits taken in 2016.

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

Nonperforming assets. Loans are reviewed on a regular basis and are placed on a nonaccrual status when, in the opinion of management, the collection of all contractual principal and/ or interest is doubtful. Loans are automatically placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is reversed and charged against interest income.

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

At December 31, 2017, we expect to collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent. As a result, we do not consider these loans to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$13,890	13,621	16,354	17,704	24,625
Home equity loans	7,469	5,756	6,112	6,606	8,345
Consumer loans	4,208	3,923	3,902	2,656	2,723
Commercial real estate loans	16,284	21,834	19,237	10,215	18,433
Commercial loans	3,140	3,520	2,747	4,380	4,321
Total loans 90 days or more past due	$44,991	48,654	48,352	41,561	58,447
Total real estate owned (REO)	$5,666	4,889	8,725	16,759	18,203
Total loans 90 days or more past due and REO	50,657	53,543	57,077	58,320	76,650
Total loans 90 days or more past due to net loans receivable	0.58%	0.65%	0.68%	0.70%	1.02%
Total loans 90 days or more past due and REO to total assets	0.54%	0.56%	0.64%	0.75%	0.97%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	$43,077	45,181	43,268	41,326	57,757
Nonaccrual loans - loans less than 90 days past due	21,378	34,355	28,394	38,482	49,464
Loans 90 days or more past due still accruing	502	649	1,334	235	690
Total nonperforming loans	64,957	80,185	72,996	80,043	107,911
Total nonperforming assets	$70,623	85,074	81,721	96,802	126,114
Nonaccrual troubled debt restructured loans (1)	$12,285	16,346	21,118	24,459	28,889
Accruing troubled debt restructured loans	19,819	26,580	29,997	37,329	50,277
Total troubled debt restructured loans	$32,104	42,926	51,115	61,788	79,166

(1)	Also included in nonaccrual loans above.

During the year ended December 31, 2017, gross interest income of approximately $3.7 million would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current and in accordance with their original terms throughout the year. We recognized $1.2 million of interest income on nonaccrual and troubled debt restructured loans during the year ended December 31, 2017.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans considered to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the financial institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention.” At December 31, 2017, we had 205 loans, with an aggregate principal balance of $102.8 million, designated as special mention.

We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. Our largest classified assets generally are also our largest nonperforming assets.

The following table sets forth the aggregate amount of our classified assets at the dates indicated.

	At December 31,
	2017	2016	2015
	(In thousands)
Substandard assets	$261,692	223,681	199,009
Doubtful assets	—	—	1,225
Loss assets	—	—	1,340
Total classified assets	$261,692	223,681	201,574

Allowance for Loan Losses. Our Board of Directors has adopted an “Allowance for Loan and Lease Losses” (“ALL”) policy designed to provide management with a systematic methodology for determining and documenting the ALL each reporting period.  This methodology was developed to provide a consistent process and review procedure to ensure that the ALL is in conformity with GAAP, our policies and procedures and other supervisory and regulatory guidelines.

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses, which the Credit Committee assesses regularly for appropriateness.  As part of the analysis as of December 31, 2017, we considered the economic conditions in our markets, such as unemployment and bankruptcy levels as well as changes in estimates of real estate collateral values; and no material changes in methodology were determined necessary. In addition, we considered the overall trends in asset quality, specific reserves already established for criticized loans, historical loss rates and collateral valuations. The allowance for loan losses decreased by $4.1 million, or 6.8%, to $56.8 million, or 0.73% of total loans at December 31, 2017 from $60.9 million, or 0.81% of total loans, at December 31, 2016. This decrease is due primarily to improvements in the historical loss rates used to calculated the ALL for commercial banking loans.

We also consider how the levels of non-accrual loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Nonaccrual loans of $64.5 million or 0.83% of total loans receivable at December 31, 2017 decreased by $15.0 million, or 19.0%, from $79.5 million, or 1.05% of total loans receivable, at December 31, 2016. As a percentage of average loans, net charge-offs increased to 0.31% for the year ended December 31, 2017 compared to 0.21% for the year ended December 31, 2016. However, this increase was concentrated primarily in the discontinued consumer finance company business line.

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Years ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Net loans receivable	$7,736,614	7,496,408	7,159,449	5,922,373	5,734,943
Average loans outstanding	7,664,288	7,391,456	6,460,078	5,883,244	5,682,431

Allowance for loan losses
Balance at beginning of period	60,939	62,672	67,518	71,348	73,219
Provision for loan losses	19,751	13,542	9,712	20,314	18,519
Charge offs:
Residential mortgage loans	(1,039)	(3,480)	(1,126)	(2,181)	(2,501)
Home equity loans	(2,259)	(2,539)	(2,424)	(1,783)	(2,239)
Consumer loans	(20,292)	(10,905)	(8,274)	(6,423)	(6,055)
Commercial real estate loans	(4,174)	(3,740)	(6,326)	(8,422)	(10,042)
Commercial loans	(3,490)	(4,217)	(8,183)	(11,936)	(5,007)
Total charge-offs	(31,254)	(24,881)	(26,333)	(30,745)	(25,844)
Recoveries:
Residential mortgage loans	472	445	304	443	420
Home equity loans	583	672	976	194	258
Consumer loans	2,188	1,810	1,581	1,190	1,082
Commercial real estate loans	1,991	4,331	4,639	2,195	2,305
Commercial loans	2,125	2,348	4,275	2,579	1,389
Total recoveries	7,359	9,606	11,775	6,601	5,454
Balance at end of period	$56,795	60,939	62,672	67,518	71,348

Allowance for loan losses as a percentage of net loans receivable	0.73%	0.81%	0.88%	1.14%	1.24%
Net charge-offs as a percentage of average loans outstanding	0.31%	0.21%	0.23%	0.41%	0.36%
Allowance for loan losses as a percentage of nonperforming loans	87.43%	76.00%	85.86%	84.35%	66.12%
Allowance for loan losses as a percentage of nonperforming loans and real estate owned	80.42%	71.63%	76.69%	69.75%	56.57%

Allocation of Allowance for Loan Losses.  The following tables set forth the allocation of allowance for loan losses by loan category at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category.

	At December 31,
	2017		2016		2015
	Amount	% of total loans (1)	Amount	% of total loans (1)	Amount	% of total loans (1)
	(Dollars in thousands)
Balance at end of year applicable to:
Residential mortgage loans	$3,955	34.8%	$4,727	35.1%	$4,710	37.1%
Home equity loans	4,834	16.4%	4,533	17.2%	4,042	16.0%
Consumer loans	13,333	8.3%	8,627	8.1%	7,598	6.9%
Commercial real estate loans	23,460	32.6%	26,675	32.4%	33,787	34.1%
Commercial loans	11,213	7.9%	16,377	7.2%	12,535	5.9%
Total allocated allowance	56,795		60,939		62,672
Unallocated	—	—	—	—	—	—
Total	$56,795	100.0%	$60,939	100%	$62,672	100.0%

	At December 31,
	2014		2013
	Amount	% of total loans (1)	Amount	% of total loans (1)
	(Dollars in thousands)
Balance at end of year applicable to:
Residential mortgage loans	$5,581	41.2%	$7,875	42.2%
Home equity loans	4,550	17.4%	7,245	18.3%
Consumer loans	6,118	4.0%	5,487	3.9%
Commercial real estate loans	33,389	29.8%	35,199	28.2%
Commercial loans	13,515	7.6%	10,880	7.4%
Total allocated allowance	63,153		66,686
Unallocated	4,365	—	4,662	—
Total	$67,518	100.0%	$71,348	100.0%

(1)	Represents percentage of loans in each category to total loans.

Liquidity and Capital Resources

Northwest Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the Federal Deposit Insurance Corporation during their regular examinations.  The Federal Deposit Insurance Corporation, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The Federal Deposit Insurance Corporation allows us to consider any unencumbered, available-for-sale marketable security, whose sale would not impair our capital adequacy, to be eligible for liquidity.  Liquidity is monitored through the use of a standard liquidity ratio of liquid assets to borrowings plus deposits.  Using this formula, Northwest Bank’s liquidity ratio was 9.1% as of December 31, 2017. We adjust our liquidity level in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments.  We also adjust liquidity as appropriate to meet our asset and liability management objectives. Liquidity needs can also be met by temporarily drawing upon lines-of-credit established for such reasons.  As of December 31, 2017, Northwest Bank had $3.119 billion of additional borrowing capacity available with the Federal Home Loan Bank of Pittsburgh, including a $150.0 million overnight line of credit, as well as a $65.5 million borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

In addition to deposits, our primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition.  We manage the pricing of our deposits to maintain a desired deposit balance.  In addition, we invest excess funds in short-term interest earning and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits amounted to

$14.9 million at December 31, 2017.  For additional information about our cash flows from operating, financing, and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing, and financing activities.  The primary sources of cash during the current year were net income and principal repayments on loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Cleveland, which provide an additional source of funds. At December 31, 2017 Northwest Bank did not have any advances from the Federal Home Loan Bank of Pittsburgh or the Federal Reserve Bank of Cleveland. We borrow from these sources to reduce interest rate risk and to provide liquidity when necessary.

At December 31, 2017, our customers had $872.7 million of unused lines of credit available and $181.1 million in loan commitments. This amount does not include the unfunded portion of loans in process. Time deposits scheduled to mature in less than one year at December 31, 2017, totaled $666.3 million. We believe that a significant portion of such deposits will remain with us.

The major sources of our cash flows are in the areas of deposits, loans, marketable securities, and borrowed funds.

Deposits are our primary source of externally generated funds. The level of deposit inflows during any given period is heavily influenced by factors outside of our control, such as consumer savings tendencies, the general level of short-term and long-term market interest rates, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds. Financial institutions, such as Northwest Bank, are also subject to deposit outflows. Our net deposits decreased by $55.3 million for the year ended December 31, 2017, Net deposits increased by $1.270 billion, with $1.643 billion of deposits coming from the FNFG acquisition for the year ended December 31, 2016 and by $980.0 million, with $1.034 billion of deposits coming from the LNB acquisition for the year ended December 31, 2015.

Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of market interest rates, consumer confidence and consumer spending. Funds received from loan maturities and principal payments on loans for the years ended December 31, 2017, 2016 and 2015 were $2.657 billion, $2.673 billion and $2.001 billion, respectively.  Loan originations for the years ended December 31, 2017, 2016 and 2015 were $2.844 billion, $2.959 billion and $2.322 billion, respectively.  We also sell a portion of the loans we originate, and the cash flows from such sales for the years ended December 31, 2017, 2016 and 2015 were $73.1 million, $242.4 million and $2.5 million, respectively.

We experience significant cash flows from our portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature or are called. Cash flow from the repayment of principal and the maturity or call of marketable securities for the years ended December 31, 2017, 2016 and 2015 were $220.0 million, $290.3 million and $352.5 million, respectively.

When necessary, we utilize borrowings as a source of liquidity and as a source of funds for long-term investment when market conditions permit. The net cash flow from the receipt and repayment of borrowings was a net decrease of $34.7 million, and increases of $832.1 million and $86.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Northwest Bancshares, Inc. is a separate legal entity from Northwest Bank and must provide for its own liquidity to pay dividends to shareholders and to repurchase its common stock and for other corporate purposes. Northwest Bancshares' primary source of liquidity is the dividend payments it receives from Northwest Bank. The payment of dividends by Northwest Bank is subject to regulatory requirements. At December 31, 2017, Northwest Bancshares, Inc. (on an unconsolidated basis) had liquid assets of $26.6 million.

Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $65.2 million, $60.2 million and $52.8 million for the ended December 31, 2017, 2016 and 2015, respectively.

At December 31, 2017, stockholders’ equity totaled $1.171 billion. During 2017 our Board of Directors declared regular quarterly dividends totaling $0.64 per share of common stock.

We monitor the capital levels of Northwest Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. Northwest Bank is required by the Pennsylvania Department of Banking and Securities and the FDIC to meet minimum capital adequacy requirements.  At December 31, 2017, Northwest Bank exceeded all regulatory minimum capital requirements and is considered to be “well capitalized.” In addition, as of December 31, 2017, we were not aware of any recommendation by a regulatory authority that, if it were implemented, would have a material effect on liquidity, capital resources or operations.

Regulatory Capital Requirements

Northwest Bank is subject to minimum capital requirements established by the Federal Deposit Insurance Corporation. See Item 1. Business “Supervision and Regulation — Capital Requirements and Prompt Corrective Action”.  The following table summarizes Northwest Bank’s total shareholders' equity, regulatory capital, total risk-based assets, and leverage and risk-based capital ratios at the dates indicated.

	At December 31,
	2017	2016
	(Dollars in thousands)
Total shareholders' equity (GAAP capital)	$1,197,461	1,189,836
Accumulated other comprehensive income	19,686	15,152
Less: non-qualifying intangible assets	(256,704)	(304,660)
CET 1 capital	960,443	900,328
Additions to Tier 1 capital	—	—
Leverage or Tier 1 capital	960,443	900,328
Plus: Tier 2 capital (1)	56,808	60,951
Total risk-based capital	$1,017,251	961,279
Average assets for leverage ratio	$9,237,051	9,393,372
Net risk-weighted assets including off-balance sheet items	$7,169,503	7,063,749

CET 1 capital ratio	13.396%	12.746%
Minimum requirement	5.750%	5.125%

Leverage capital ratio	10.400%	9.585%
Minimum requirement	4.000%	4.000%

Total risk-based capital ratio	14.190%	13.609%
Minimum requirement	9.250%	8.625%

(1)
Tier 2 capital consists of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets as detailed under the regulations of the FDIC, and 45% of pre-tax net unrealized gains on securities available-for-sale.

Northwest Bank is also subject to capital guidelines of the Pennsylvania Department of Banking. Although not adopted in regulation form, the Department of Banking requires 6% leverage capital and 10% total risk-based capital.  See “Item 1. Business — Supervision and Regulation — Capital Requirements” and “Prompt Corrective Action”.

Contractual Obligations

We are obligated to make future payments according to various contracts.  The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2017.

	Payments due
	Less than one year	One year to less than three years	Three years to less than five years	Five years or greater	Total
	(In thousands)
Long-term debt (1)	$—	—	—	—	—
Junior subordinated debentures (1)	—	—	—	111,213	111,213
Operating leases (2)	4,395	6,026	3,852	7,413	21,686
Total	$4,395	6,026	3,852	118,626	132,899
Commitments to extend credit	$181,058	—	—	—	181,058

(1)	See note 10 to the consolidated financial statements, Borrowed Funds, for additional information.

(2)	See note 7 to the consolidated financial statements, Premises and Equipment, for additional information.

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

Our practice is to reduce our exposure to interest rate risk generally by matching the maturities of our interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of our interest-earning assets. We purchase adjustable-rate investment securities and mortgage-backed securities which at December 31, 2017 totaled $146.2 million, and originate adjustable-rate loans, which at December 31, 2017, totaled $2.856 billion or 35.8% of our gross loan portfolio. Of our $8.603 billion of interest-earning assets at December 31, 2017, $3.017 billion, or 35.1%, consisted of assets with adjustable rates of interest.  When market conditions are favorable, we also attempt to reduce interest rate risk by lengthening the maturities of our interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, if necessary, and by promoting longer-term certificates of deposit.

At December 31, 2017, total interest-earning assets maturing or re-pricing within one year exceeded total interest-bearing liabilities maturing or re-pricing in the same period by $268.2 million, representing a positive one-year gap ratio of 2.87%.

The following table sets forth, on a carrying value basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2017, which are expected to re-price or mature, based upon certain assumptions, in each of the future time periods shown.  Except as stated below, the amounts of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the earlier of the term of re-pricing or the contractual term of the asset or liability.  We believe that these assumptions approximate the standards used in the financial services industry and consider them appropriate and reasonable.

	Amounts maturing or re-pricing
	Within 1 year	Over 1-3 years	Over 3-5 years	Over 5-10 years	Over 10-20 years	Total
	(Dollars in thousands)
Rate-sensitive assets:
Interest-earning deposits	$14,900	—	—	—	—	14,900
Mortgage-backed securities:
Fixed rate	85,777	137,529	103,672	121,491	—	448,469
Variable-rate	111,935	—	—	—	—	111,935
Investment securities	109,880	91,768	53,366	6,795	—	261,809
Mortgage loans:
Adjustable rate	27,370	13,567	8,352	3,563	—	52,852
Fixed-rate	292,204	547,753	509,147	966,721	393,805	2,709,630
Home equity loans:
Adjustable rate	593,014	—	—	—	—	593,014
Fixed-rate	144,971	290,206	187,997	94,151	16	717,341
Consumer loans	351,371	285,897	20,032	28	—	657,328
Commercial real estate loans	1,279,543	761,992	355,416	57,401	374	2,454,726
Commercial loans	417,102	100,767	47,429	13,192	2,246	580,736
Total rate-sensitive assets	3,428,067	2,229,479	1,285,411	1,263,342	396,441	8,602,740

Rate-sensitive liabilities:
Time deposits	698,613	430,572	273,573	9,777	88	1,412,623
Money market demand accounts	1,682,271	—	—	—	25,179	1,707,450
Savings deposits	204,922	356,268	356,268	736,121	—	1,653,579
Interest-bearing demand deposits	354,604	175,232	175,232	438,080	299,779	1,442,927
Other borrowings	108,238	—	—	—	—	108,238
Trust preferred securities	111,213	—	—	—	—	111,213
Total rate-sensitive liabilities	3,159,861	962,072	805,073	1,183,978	325,046	6,436,030

Interest sensitivity gap per period	$268,206	1,267,407	480,338	79,364	71,395	2,166,710

Cumulative interest sensitivity gap	$268,206	1,535,613	2,015,951	2,095,315	2,166,710	2,166,710

Cumulative interest sensitivity gap as a percentage of total assets	2.87%	16.40%	21.54%	22.38%	23.15%	23.15%
Cumulative interest-earning assets as a percent of cumulative interest-bearing liabilities	108.49%	137.25%	140.92%	134.29%	133.67%	133.67%

We have an Asset/ Liability Committee, consisting of members of management, which meets monthly to review market interest rates, economic conditions, the pricing of interest earning assets and interest bearing liabilities and our balance sheet structure.  On a quarterly basis, this committee also reviews our interest rate risk position and our cash flow projections.

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

Net interest income simulation.  Given a parallel shift of 100 basis points (“bps”), 200 bps, and 300 bps in interest rates, the estimated net interest income may not decrease by more than 5%, 10%, and 15%, respectively, within a one-year period.

Net income simulation.  Given a parallel shift of 100 bps, 200 bps, and 300 bps in interest rates, the estimated net income may not decrease by more than 10%, 20%, and 30%, respectively, within a one-year period.

Market value of equity simulation.  The market value of our equity is the present value of our assets and liabilities.  Given a parallel shift of 100 bps, 200 bps, and 300 bps in interest rates, the market value of equity may not decrease by more than 15%, 30%, and 35%, respectively, from the computed economic value at current interest rate levels.

The following table illustrates the simulated impact of a parallel 100 bps, 200 bps or 300 bps upward or 100 bps downward movement in interest rates on net interest income, net income, return on average equity, earnings per share, and market value of equity.  These analyses were prepared assuming that total interest-earning asset and interest-bearing liability levels at December 31, 2017 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from December 31, 2017 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/ (decrease) in net interest income	0.2%	0.8%	0.8%	(6.0)%
Projected percentage increase/ (decrease) in net income	2.0%	4.8%	5.5%	(14.9)%
Projected increase/ (decrease) in return on average equity	1.9%	4.6%	5.3%	(14.3)%
Projected increase/ (decrease) in earnings per share	$0.02	$0.06	$0.06	$(0.17)
Projected percentage decrease in market value of equity	(3.9)%	(7.3)%	(11.4)%	0.3%

The following table illustrates the simulated impact of a parallel 100 bps, 200 bps or 300 bps upward or 100 bps downward movement in interest rates on net interest income, net income, return on average equity, earnings per share, and market value of equity.  These analyses were prepared assuming that total interest-earning asset and interest-bearing liability levels at December 31, 2016 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from December 31, 2016 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/ (decrease) in net interest income	0.5%	0.7%	0.8%	(6.2)%
Projected percentage increase/ (decrease) in net income	3.0%	5.3%	6.5%	(17.0)%
Projected increase/ (decrease) in return on average equity	2.9%	5.0%	6.3%	(16.5)%
Projected increase/ (decrease) in earnings per share	$0.03	$0.05	$0.06	$(0.16)
Projected percentage decrease in market value of equity	(2.5)%	(5.1)%	(8.1)%	—%

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

When assessing our interest rate sensitivity, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates.  In preparing the table above, the following assumptions were used:  (i) adjustable-rate mortgage loans will prepay at an annual rate of 6% to 14%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 5% to 14%, depending on the type of loan; (iii) commercial loans will prepay at an annual rate of 8% to 14%; (iv) consumer loans held by Northwest Bank will prepay at an annual rate of 18% to 24%; and (v) consumer loans that were formerly held by Northwest Consumer Discount Company will prepay at an annual rate of 55% to 70%.  In regards to our deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) a significant majority of money market accounts will re-price immediately; (iii) savings accounts will gradually re-price over three years; and (iv) checking accounts will re-price either when the rates on such accounts re-price as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates.  For purposes of this analysis, management has estimated, based on historical trends, that $354.6 million, or 24.6%, of our interest-bearing demand accounts and $204.9 million, or 12.4%, of our savings deposits are interest sensitive and may re-price in one year or less, and that the remainder may re-price over longer time periods.

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

Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).  Based on such assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based upon those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Northwest Bancshares, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Northwest Bancshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K Management Assertions on the Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Pittsburgh, Pennsylvania
March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Northwest Bancshares, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Northwest Bancshares, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1963.

Pittsburgh, Pennsylvania
March 1, 2018

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, excluding per share data)

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$77,710	389,867
Marketable securities available-for-sale (amortized cost of $800,094 and $825,552)	792,535	826,200
Marketable securities held-to-maturity (fair value of $29,667 and $20,426)	29,678	19,978
Loans receivable, net of allowance for loan losses of $56,795 and $60,939	7,736,614	7,496,408
Assets held-for-sale	—	152,528
Accrued interest receivable	23,352	21,699
Real estate owned, net	5,666	4,889
Federal Home Loan Bank stock, at cost	11,733	7,390
Premises and equipment, net	151,944	161,185
Bank owned life insurance	171,547	171,449
Goodwill	307,420	307,420
Other intangible assets	25,669	32,433
Other assets	30,066	32,194
Total assets	$9,363,934	9,623,640

Liabilities and Shareholders’ equity
Liabilities:
Deposits	$7,826,989	7,882,321
Liabilities held-for-sale	—	215,657
Borrowed funds	108,238	142,899
Advances by borrowers for taxes and insurance	40,825	36,879
Accrued interest payable	460	635
Other liabilities	68,485	63,373
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	111,213	111,213
Total liabilities	8,156,210	8,452,977

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 102,394,828 and 101,699,406 shares issued, respectively	1,027	1,017
Paid-in capital	730,719	718,834
Retained earnings	508,058	478,803
Accumulated other comprehensive loss	(32,080)	(27,991)
Total shareholders’ equity	1,207,724	1,170,663
Total liabilities and shareholders’ equity	$9,363,934	9,623,640
See accompanying notes to consolidated financial statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, excluding per share data)

	Years ended December 31,
	2017	2016	2015
Interest income:
Loans receivable	$339,992	329,039	298,665
Mortgage-backed securities	11,343	8,540	8,823
Taxable investment securities	3,749	3,409	4,520
Tax-free investment securities	2,023	2,732	4,313
FHLB dividends	250	1,371	2,828
Interest-earning deposits	1,499	543	431
Total interest income	358,856	345,634	319,580

Interest expense:
Deposits	23,057	23,465	24,055
Borrowed funds	5,014	14,834	32,272
Total interest expense	28,071	38,299	56,327
Net interest income	330,785	307,335	263,253
Provision for loan losses	19,751	13,542	9,712
Net interest income after provision for loan losses	311,034	293,793	253,541

Noninterest income:
Gain on sale of investments, net	1,148	625	1,037
Service charges and fees	49,717	44,113	38,362
Trust and other financial services income	17,987	14,103	12,342
Insurance commission income	9,013	10,522	9,526
Loss on real estate owned, net	(797)	(39)	(1,989)
Income from bank owned life insurance	6,093	5,361	4,338
Mortgage banking income	1,418	4,894	933
Gain on sale offices	17,186	—	—
Other operating income	8,715	5,781	4,287
Total noninterest income	110,480	85,360	68,836

Noninterest expense:
Compensation and employee benefits	150,228	140,927	119,818
Premises and occupancy costs	28,863	26,134	24,641
Office operations	16,342	14,898	12,337
Collections expense	2,849	2,431	3,247
Processing expenses	39,086	34,859	30,780
Marketing expenses	9,607	8,852	8,499
Federal deposit insurance premiums	3,518	4,404	5,109
Professional services	10,293	7,865	6,906
Amortization of intangible assets	6,764	4,259	1,688
Real estate owned expense	1,004	1,004	2,070
Restructuring/ acquisition expense	4,419	12,213	9,751
FHLB prepayment penalty	—	36,978	—
Other expense	12,630	13,014	9,031
Total noninterest expense	285,603	307,838	233,877
Income before income taxes	135,911	71,315	88,500
Provision for income taxes:
Federal	34,801	20,313	24,010
State	6,643	1,335	3,950
Total provision for income taxes	41,444	21,648	27,960
Net income	$94,467	49,667	60,540
Basic earnings per share	$0.94	0.50	0.64
Diluted earnings per share	$0.92	0.49	0.64
 See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Years ended December 31,
	2017	2016	2015
Net Income	$94,467	49,667	60,540
Other comprehensive income net of tax:
Net unrealized holding gains/ (losses) on marketable securities:
Unrealized holding gains/ (losses), net of tax of $1,915, $1,742 and $(204), respectively	(2,478)	(2,728)	315
Reclassification adjustment for gains included in net income, net of tax of $1,488, $129 and $289, respectively	(2,326)	(202)	(451)
Net unrealized holding losses on marketable securities	(4,804)	(2,930)	(136)

Change in fair value of interest rate swaps, net of tax of $(585), $(539) and $(699), respectively	1,087	1,001	1,299

Defined benefit plans:
Net loss, net of tax of $826, $3,061 and $1,408, respectively	(1,254)	(2,399)	(2,203)
Amortization of prior service costs, net of tax of $(613), $(606) and $(560), respectively	882	872	875
Net loss on defined benefit plans	(372)	(1,527)	(1,328)

Other comprehensive loss	(4,089)	(3,456)	(165)

Total comprehensive income	$90,378	46,211	60,375
 See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2017, 2016 and 2015
(Amounts in thousands, excluding per share data)

	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income/ (loss)	Unallocated common stock of ESOP	Total shareholders’ equity
Balance at December 31, 2014	$947	626,134	481,577	(24,370)	(21,641)	1,062,647
Comprehensive income:
Net income	—	—	60,540	—	—	60,540
Other comprehensive loss, net of tax of $234	—	—	—	(165)	—	(165)
Total comprehensive income	—	—	60,540	(165)	—	60,375
Shares issued to acquire LNB Bancorp, Inc.	70	90,538	—	—	—	90,608
Exercise of stock options	5	4,298	—	—	—	4,303
Share repurchases	(6)	(7,841)	—	—	—	(7,847)
Stock-based compensation expense, including tax benefits of $332	3	4,474	—	—	1,425	5,902
Dividends paid ($0.56 per share)	—	—	(52,825)	—	—	(52,825)
Balance at December 31, 2015	1,019	717,603	489,292	(24,535)	(20,216)	1,163,163
Comprehensive income:
Net income	—	—	49,667	—	—	49,667
Other comprehensive loss, net of tax of $3,787	—	—	—	(3,456)	—	(3,456)
Total comprehensive income	—	—	49,667	(3,456)	—	46,211
ESOP termination	(14)	(13,896)	—	—	13,910	—
Exercise of stock options	11	10,845	—	—	—	10,856
Share repurchases	(2)	(1,750)	—	—	—	(1,752)
Stock-based compensation expense, including tax benefits of $1,425	3	6,032	—	—	6,306	12,341
Dividends paid ($0.60 per share)	—	—	(60,156)	—	—	(60,156)
Balance at December 31, 2016	1,017	718,834	478,803	(27,991)	—	1,170,663
Comprehensive income:
Net income	—	—	94,467	—	—	94,467
Other comprehensive loss, net of tax of $3,031	—	—	—	(4,089)	—	(4,089)
Total comprehensive income	—	—	94,467	(4,089)	—	90,378
Exercise of stock options	6	6,995	—	—	—	7,001
Stock-based compensation expense	4	4,890	—	—	—	4,894
Dividends paid ($0.64 per share)	—	—	(65,212)	—	—	(65,212)
Balance at December 31, 2017	$1,027	730,719	508,058	(32,080)	—	1,207,724
 See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years ended December 31,
	2017	2016	2015
Operating activities:
Net Income	$94,467	49,667	60,540
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	19,751	13,542	9,712
Net gain on sale of assets	(627)	(4,499)	(921)
Net gain on sale offices	(17,186)	—	—
Net depreciation, amortization and accretion	14,293	15,424	8,958
Decrease in other assets	7,161	25,953	37,969
Increase/ (decrease) in other liabilities	11,694	4,801	(18,998)
Net amortization of premium on marketable securities	2,017	2,139	1,149
Noncash compensation expense related to stock benefit plans	4,894	10,916	5,570
Noncash impairment of real estate owned	1,231	1,481	2,923
Deferred income tax expense	11,317	2,734	6,290
FHLB prepayment penalty	—	24,520	—
Origination of loans held for sale	(66,058)	(252,204)	(2,504)
Proceeds from sale of loans held for sale	73,103	242,428	2,514
Net cash provided by operating activities	156,057	136,902	113,202

Investing activities:
Purchase of marketable securities held-to-maturity	(23,621)	—	—
Purchase of marketable securities available-for-sale	(218,292)	(238,673)	(59,980)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	13,902	11,700	72,265
Proceeds from maturities and principal reductions of marketable securities available-for-sale	206,089	278,621	280,277
Proceeds from sale of marketable securities available-for-sale	36,811	1,951	1,246
Net increase in loans	(120,076)	(33,434)	(319,088)
Net (purchases)/ redemptions of Federal Home Loan Bank stock	(4,343)	33,513	(3,770)
Proceeds from sale of real estate owned	4,342	8,113	13,961
Sale of real estate owned for investment	608	607	608
Purchases of premises and equipment	(3,719)	(15,227)	(13,223)
Acquisitions, net of cash received	—	1,102,237	(61,108)
Net cash provided by/ (used in) investing activities	(108,299)	1,149,408	(88,812)

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years ended December 31,
	2017	2016	2015
Financing activities:
Net decrease in deposits	$(270,989)	(157,457)	(60,236)
Proceeds from long-term borrowings	—	—	135,000
Repayments of long-term borrowings	—	(774,863)	(172,552)
Net increase/ (decrease) in short-term borrowings	(34,661)	(81,765)	61,281
Increase/ (decrease) in advances by borrowers for taxes and insurance	3,946	(139)	2,975
Redemption of Junior subordinated debentures	—	—	(8,119)
Share repurchases	—	(1,752)	(7,847)
Cash dividends paid on common stock	(65,212)	(60,156)	(52,825)
Proceeds from stock options exercised	7,001	10,856	4,303
Excess tax benefit from stock-based compensation	—	1,425	332
Net cash used in financing activities	(359,915)	(1,063,851)	(97,688)
Net increase/ (decrease) in cash and cash equivalents	$(312,157)	222,459	(73,298)

Cash and cash equivalents at beginning of period	$389,867	167,408	240,706
Net increase/ (decrease) in cash and cash equivalents	(312,157)	222,459	(73,298)
Cash and cash equivalents at end of period	$77,710	389,867	167,408

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $22,385, $22,213 and $21,949, respectively)	$28,254	39,649	55,270
Income taxes	32,270	9,710	16,719

Noncash activities:
Business acquisitions
Fair value of assets acquired	$—	546,247	1,160,190
Net cash (paid)/ received	—	1,102,237	(61,108)
Liabilities assumed	$—	1,648,484	1,099,082

Loan foreclosures and repossessions	$8,130	6,252	7,633
Sale of real estate owned financed by the Company	168	498	768
 See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

(1)                                 Summary of Significant Accounting Policies

(a)                                 Nature of Operations

Northwest Bancshares, Inc., a Maryland corporation headquartered in Warren, Pennsylvania, is the federal savings and loan holding company for its wholly owned subsidiary, Northwest Bank. Northwest Bank, a Pennsylvania chartered savings bank, offers personal and business deposit and loan products as well as investment management and insurance services through its 172 banking locations in Pennsylvania, New York, and Ohio.

(b)                                 Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions.

(c)                                  Cash and Cash Equivalents

For purposes of the statements of financial condition and cash flows, cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits in other financial institutions, federal funds sold, and other short-term investments with original maturities of three months or less.

(d)                                 Investment Securities

We classify marketable securities at the time of purchase as held-to-maturity, available-for-sale, or trading. Securities for which management has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts on a level yield basis (amortized cost).  If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/ or to use such securities as part of its asset/ liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income/ (loss), a separate component of shareholders’ equity, net of tax. Securities classified as available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with changes in fair value included in earnings. The cost of securities sold is determined on a specific identification basis. We held no securities classified as trading at or during the years ended December 31, 2017 and 2016.

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
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

(e)                                  Loans Receivable

Our loan segments consist of Personal Banking and Business Banking loans.  Personal Banking loans include; residential mortgage, home equity and consumer loans.  Business Banking loans include; commercial real estate and commercial loans.  Originated loans are carried at their unpaid principal balance net of any deferred origination fees or costs and the allowance for loan losses. Interest income on loans is credited to income as earned. Interest earned on loans for which no payments were received during the month is accrued at month end. Accrued interest on loans more than 90 days delinquent is reversed and such loans are placed on nonaccrual status.

All loans are placed on nonaccrual status when principal or interest is 90 days or more delinquent or when there is reasonable doubt that interest or principal will not be collected in accordance with the contractual terms. Interest receipts on all nonaccrual and impaired loans are recognized as interest income when it has been determined that all principal and interest will be collected or are applied to principal when collectability of contractual principal is in doubt.  Nonaccrual loans generally are restored to an accrual basis when principal and interest become current and a period of performance has been established in accordance with the contractual terms, typically six months.

A loan is considered to be a troubled debt restructured loan ("TDR") when the borrower is experiencing financial difficulties and the restructuring constitutes a concession. TDRs may include modifications of terms of loans, receipts of assets from borrowers in partial or full satisfaction of loans, or a combination thereof. TDRs are impaired loans. A modified loan is determined to be a TDR based on the contractual terms as specified by the original loan agreement or the most recent modification. Once classified a TDR, a loan is removed from such classification under three circumstances: (1) the loan is paid off, (2) the loan is charged off, or (3) if, at the beginning of the current fiscal year, the loan has performed in accordance with the modified terms for a minimum of six consecutive months and at the time of modification the loan’s interest rate represented a then current market interest rate for a loan of similar risk.

Loan delinquency is measured based on the number of days since the payment due date.  Past due status is measured using the loan’s contractual maturity date.

Loan fees and certain direct loan origination costs are deferred and the net deferred fee or cost is then recognized using the level-yield method over the contractual life of the loan as an adjustment to interest income.

We identify certain residential mortgage loans which will be sold prior to maturity, as loans held for sale. These loans are recorded at the lower of amortized cost or fair value less estimated cost to sell. At December 31, 2017 and 2016, there were $3.1 million and $9.6 million residential mortgage loans classified as held for sale, respectively.

Acquired loans are initially measured at fair value with no carryover of the related allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
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

The allowance for homogeneous loans based on historical factors is a rolling three-year average of incurred losses, adjusted for a loss emergence period (the period of time from the event of loss to loss realization), applied to homogenous pools of loans categorized by similar risk characteristics, not including loans evaluated individually for impairment.

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
December 31, 2017, 2016 and 2015
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

(h)    Restricted Investment in Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank ("FHLB") system to hold stock of its district FHLB according to a predetermined formula. FHLB stock is carried at cost and evaluated or impairment based on the ultimate recoverability of the par value. FHLB stock can only be purchased, redeemed and transferred at par value. Dividends are reported in interest income in the Consolidated Statements of Income.

(i)                                 Premises and Equipment

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

(j)                                    Goodwill

Goodwill is generated from the premium paid for an acquisition and is allocated to reporting units, which are either our reportable segments or one level below.  Reporting units are identified based upon analyzing each individual operating segment. A reporting unit is defined as a distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

Goodwill is not subject to amortization but is tested for impairment at least annually and possibly more frequently if certain events occur or changes in circumstances arise. In testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing all events and circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test would be unnecessary. However, if we conclude otherwise, it would then be required to perform the first step of the goodwill impairment test, and continue to the second step, if necessary. Step 1 requires the fair value of each reporting unit be compared to its carrying amount, including goodwill. Determining the fair value of a reporting unit requires a high degree of subjective judgment, including developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium.

We conducted our annual impairment assessment as of June 30, 2017 by first performing a qualitative assessment of goodwill to determine if it was more likely than not that the fair value was less than the carrying value.  In performing a qualitative analysis, factors considered include, but are not limited to, macroeconomic conditions, industry and market conditions and overall financial performance.  The results of the qualitative assessment for 2017 indicated that it was not more likely than not that the fair value of the reporting unit was less than the carrying value.  Consequently, no additional quantitative two-step impairment test was required, and no impairment was recorded in 2017.  As of June 30, 2016, we performed a quantitative impairment test that did not result in any impairment.  Future events could cause us to conclude that goodwill has become impaired, which would result in recording an impairment loss. There were no changes in our operations that would cause us to update the assessment performed as of June 30, 2017 and 2016. Accordingly, we have determined that goodwill is not impaired as of December 31, 2017 and 2016.

(k)                                    Core Deposit and Other Identifiable Intangibles

Through the assistance of an independent third party, we analyze and prepare a core deposit study for all bank acquisitions or other identifiable intangible asset study, such as customer lists, for all non-bank acquisitions. The core deposit study reflects the cumulative present value benefit of acquiring deposits versus an alternative source of funding. The other identifiable intangible asset study reflects the cumulative present value benefit of acquiring the income stream from an existing customer base versus developing new business relationships. Based upon analysis, the amount of the premium related to the core deposits or other identifiable intangibles of the business purchased is calculated along with the estimated life of the intangible. The intangible, which is recorded in other intangible assets, is then amortized to expense on an accelerated basis over an approximate life of typically between seven to eleven years.

(l)                                 Bank-Owned Life Insurance

We own insurance on the lives of a certain group of current and former employees and directors. The policies were purchased to help offset the increase in the costs of various benefit plans, including healthcare, as well as the directors deferred compensation plan.  The cash surrender value of these policies is included as an asset on the consolidated statements of financial condition, and any increases in the cash surrender value are recorded as tax-free noninterest income on the consolidated statements of income. In the event of the death of an insured individual covered by these policies, after distribution to the insured’s beneficiaries, if any, we receive a tax-free death benefit, which is recorded as noninterest income.

(m)                                    Deposits

Interest on deposits is accrued and charged to expense monthly and is paid or credited in accordance with the terms of the accounts.

(n)                              Pension Plans

We maintain multiple noncontributory defined benefit pension plans for substantially all of our employees.  The net periodic pension cost has been calculated using service cost, interest cost, expected returns on plan assets and net amortization.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

(o)                                 Income Taxes

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

We account for income taxes under the asset and liability method.  The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and tax basis of our assets and liabilities based on the tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities with regard to a change in tax rates is recognized in the tax provision in the period the change is enacted.

(p)                                 Stock-Related Compensation

We determine the fair value of each option award, estimated on the grant date, using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model uses variables including; expected volatilities, expected term, risk-free discount rate and annual rate of quarterly dividends. Expected volatilities are based on historical volatility of the Company’s stock. The expected terms are based upon actual exercise and forfeiture experience of previous option grants. The risk-free rate is based on yields on U.S. Treasury securities of a similar maturity to the expected term of the options. For options outstanding at December 31, 2017 the following assumptions were used to determine the options fair value: (1) annual rate of quarterly dividends ranging from 3.2% to 5.1% based on historical dividends and market prices; (2) expected volatility of 17.0% to 22.0% based on historical average monthly volatility; (3) risk-free discount rates ranging from 1.7% to 3.1%; and (4) expected lives of seven to nine years based on previous grants. During the year ended December 31, 2017, we awarded 754,210 stock options to employees and 64,800 stock options to directors. Option awards are generally granted with an exercise price equal to the closing market price of the Company’s stock on the day before the grant date. The options granted in 2017 vest over a ten-year period, with the first vesting occurring on the grant date. New shares are issued when options are exercised.

During the year ended December 31, 2017, we awarded 353,750 common shares to employees and 24,300 common shares to directors. The common share awards granted in 2017 vest over a ten-year period, with the first vesting occurring on the grant date. For additional information regarding grants of stock options and common shares see note 14.

Stock-based employee compensation expense related to common share awards of $3.8 million, $3.5 million and $3.0 million was included in income before income taxes during the years ended December 31, 2017, 2016 and 2015, respectively. The effect on net income for the years ended December 31, 2017, 2016 and 2015 was a reduction of $2.3 million, $2.2 million and $1.8 million, respectively. Total compensation expense for unvested stock options of $4.1 million has yet to be recognized as of December 31, 2017. The weighted average period over which this remaining stock option expense will be recognized is approximately 4 years.

(q)                                 Segment Reporting

As a result of the closure of the Northwest Consumer Discount Company in the third quarter 2017, we have determined that we have one reportable segment beginning in the fourth quarter 2017.  The Company provides services traditionally offered by full-service community banks, including business and personal deposit accounts and business and personal loans, as well as insurance, brokerage and investment management and trust services.  The Company’s non-banking activities are immaterial and, therefore, separate information has not been disclosed.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

(r)                                 Derivative financial instruments

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

We utilize interest rate swap agreements as part of the management of interest rate risk to hedge the interest rate risk on our trust preferred debentures.  Amounts receivable or payable are recognized as accrued under the terms of the agreements and the differential is recorded as an adjustment to interest expense.  The interest rate swaps are designated as cash flow hedges, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense. For derivatives that are not designated as hedging instruments, any gain or loss is recognized immediately in earnings.

(s)                                   Off-Balance-Sheet Instruments

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

(t)                                   Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. The estimates and assumptions that we deem important to our financial statements relate to the allowance for loan losses, the accounting treatment and valuation of our investment securities portfolio, the analysis of the carrying value of goodwill, pension and income taxes. These estimates and assumptions are based on management’s best estimates and judgment and we evaluate them using historical experience and other factors, including the current economic environment. We adjust our estimates and assumptions when facts and circumstances dictate. As future events cannot be determined, actual results could differ significantly from our estimates.

(u)                                    Reclassification of Prior Years’ Statements

Certain items previously reported have been reclassified to conform with the current year’s reporting format.

(2)                                 Recent Accounting Pronouncements

In May 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of this guidance requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and provides five steps to be analyzed to accomplish the core principle. This guidance is effective retrospectively for annual reporting periods beginning after December 15, 2017, including interim periods within those years and early adoption is not permitted. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. With respect to non-interest income we are complete with our overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including service charges and fees, trust and other financial services income, insurance commission income, and other operating income. The adoption of this ASU will not materially change the method in which we currently recognize revenue for these revenue streams. We are also complete with our evaluation of certain costs related to these revenue streams to

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). We adopted ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact, a cumulative effect adjustment to opening retained earnings was deemed not necessary. We are completing our evaluation of the ASU's expanded disclosure requirements and expect them to be primarily qualitative in nature, such as providing greater detail on revenue streams and related performance obligations.

In January 2016 the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10)”. This guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Additionally, this guidance requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expected this guidance to have a material impact on our results of operations and financial position.

In February 2016 the FASB issued ASU 2016-2, “Leases”. This guidance requires a lessee to recognize in the statement of financial condition a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the term of the lease. Optional periods should only be recognized if the lessee is reasonably certain to exercise the option. For leases with a term of twelve months or less, the lessee is permitted not to recognize lease assets and lease liabilities and should recognize lease expense for such leases generally on a straight-line basis over the term of the lease. This guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those years and early adoption is permitted. We are currently evaluating the impact this guidance will have on our results of operations and financial position.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments", which eliminates the probable initial recognition threshold for credit losses requiring, instead, that all financial assets (or group of financial assets) measured at amortized cost be presented at the net amount expected to be collected inclusive of the entity’s current estimate of all lifetime expected credit losses. This guidance also applies to certain off-balance-sheet credit exposures such as unfunded commitments and non-derivative financial guarantees. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) in order to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The income statement under this guidance will reflect the initial recognition of current expected credit losses for newly recognized assets, as well as any increases or decreases of expected credit losses that have occurred during the period. This guidance retains many currently-existing disclosures related to the credit quality of an entity’s assets and the related allowance for credit losses amended to reflect the change to an expected credit loss methodology, as well as enhanced disclosures to provide information to users at a more disaggregated level. Upon adoption, ASU 2016-13 provides for a modified retrospective transition by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective, except for debt securities for which an other-than-temporary impairment has previously been recognized. For these debt securities, a prospective transition is provided in order to maintain the same amortized cost prior to and subsequent to the effective date of the ASU. This guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. Management created a formal working group to govern the implementation of these amendments consisting of key stakeholders from finance, risk, and accounting. We are currently in the process of designing current expected credit loss estimation methodologies and systems, and collecting data to be able to comply with the standard. We are also evaluating the effect this guidance will have on our results of operations, financial position and related disclosures. The impact of the ASU will depend upon the state of the economy and the nature of our portfolios at the date of adoption.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments”. The main objective of this ASU is to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this Update provide guidance on the following eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of bank-owned life insurance (BOLI)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

policies, distributions received from equity method investments, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The provisions of this ASU will not materially impact our results of operations and financial position.

In January 2017 the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". This guidance eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under this guidance goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. This guidance is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We do not expected this guidance to have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Costs". This guidance provides financial statement users with clearer and disaggregated information related to the components of net periodic benefit cost and improve transparency of the presentation of net periodic benefit cost in the financial statements. This guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted and this guidance should be applied retrospectively. We intend to early adopt the provisions of this standard effective with our March 31, 2018 quarterly report on Form 10-Q and do not anticipate that the adoption of this guidance will not have a material impact on our results of operations, however it will impact the presentation of our Consolidated Statements of Income.

 In March 2017 the FASB issued ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities". This guidance shortens the amortization period for certain callable debt securities held at a premium to the earliest call date from the maturity date. This guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted in any interim period. We intend to early adopt the provisions of this standard effective with our March 31, 2018 quarterly report on Form 10-Q and do not expect the adoption to have a material impact on our results of operations or financial position.

In May 2017 the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting”. This guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. This guidance is effective for annual and interim periods beginning after December 15, 2017 and is not expected to have a material impact on our consolidated financial statements.

In February 2018 the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This guidance permits a reclassification from accumulated other comprehensive income to retained earnings of the stranded tax effects resulting from the Tax Cuts and Jobs Act. This guidance is effective for annual or interim reporting periods beginning after December 15, 2018. Early adoption is permitted and the guidance should be applied either in the period of adoption or retrospectively to each period impacted by the change in the Federal corporate income tax rate change. We intend to early adopt the provisions of this standard effective with our March 31, 2018 quarterly report on Form 10-Q and do not expect the adoption to have a material impact on our consolidated financial statements

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

(3)    Marketable Securities

Marketable securities available-for-sale at December 31, 2017 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year or less	$1	—	—	1

Debt issued by government sponsored enterprises:		3
Due in one year or less	66,566	14	(289)	66,291
Due after one year through five years	140,624	—	(2,402)	138,222
Due after five years through ten years	—	—	—	—
Due after ten years	4,833	—	(77)	4,756

Equity securities	551	29	(6)	574

Municipal securities:
Due in one year or less	2,492	7	(1)	2,498
Due after one year through five years	7,072	82	(6)	7,148
Due after five years through ten years	14,576	171	—	14,747
Due after ten years	26,371	292	—	26,663

Corporate debt issues:
Due after ten years	909	—	—	909

Residential mortgage-backed securities:
Fixed rate pass-through	144,411	1,108	(2,817)	142,702
Variable rate pass-through	33,079	1,464	(6)	34,537
Fixed rate non-agency CMOs	15	—	—	15
Fixed rate agency CMOs	284,320	37	(5,271)	279,086
Variable rate agency CMOs	74,274	249	(137)	74,386
Total residential mortgage-backed securities	536,099	2,858	(8,231)	530,726
Total marketable securities available-for-sale	$800,094	3,453	(11,012)	792,535

Marketable securities held to maturity at December 31, 2017 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Residential mortgage-backed securities:
Fixed rate pass-through	$3,760	140	—	3,900
Variable rate pass-through	2,283	64	—	2,347
Fixed rate agency CMOs	22,906	20	(248)	22,678
Variable rate agency CMOs	729	13	—	742
Total residential mortgage-backed securities	29,678	237	(248)	29,667
Total marketable securities held-to-maturity	$29,678	237	(248)	29,667

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table presents information regarding the issuers and the carrying values of our mortgage-backed securities at December 31, 2017 and 2016:

	December 31,
	2017	2016
Residential mortgage backed securities:
FNMA	$286,031	210,373
GNMA	37,796	42,221
FHLMC	236,007	202,822
SBA	—	6,608
Other (including non-agency)	570	680
Total residential mortgage-backed securities	$560,404	462,704

Marketable securities having a carrying value of $161.6 million at December 31, 2017, were pledged under collateral agreements. During the year ended December 31, 2017, we sold marketable securities classified as available-for-sale for $36.8 million, with gross realized gains of $1.8 million and gross realized losses of $626,000. During the year ended December 31, 2016, we sold marketable securities classified as available-for-sale for $2.0 million, with gross realized gains of $268,000 and gross realized losses of $0. During the year ended December 31, 2015, we sold marketable securities classified as available-for-sale for $1.2 million, with gross realized gains of $121,000 and gross realized losses of $67,000. During the years ended December 31, 2017, 2016 and 2015, we did not recognize non-cash credit related other-than-temporary-impairment in our investment portfolio.

The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2017:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss
Government sponsored enterprises	$5,006	(7)	197,695	(2,761)	202,701	(2,768)
Corporate debt issues	—	—	—	—	—	—
Equity securities	—	—	544	(6)	544	(6)
Municipal securities	4,563	(7)	—	—	4,563	(7)
Residential mortgage-backed securities - agency	239,703	(2,522)	202,344	(5,957)	442,047	(8,479)

Total temporarily impaired securities	$249,272	(2,536)	400,583	(8,724)	649,855	(11,260)

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

We perform an assessment to determine whether there have been any events or economic circumstances that indicate a security which has an unrealized loss is impaired other-than-temporarily. The assessment considers many factors including the severity and duration of the impairment; recent events specific to the issuer or industry; and for debt securities, external credit ratings, underlying collateral position and recent downgrades.  For asset backed securities, we evaluate current characteristics of each security such as delinquency and foreclosure levels, credit enhancement and projected losses and coverage.  It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future losses.  Events that may trigger material declines in fair values for these securities in the future would be, but are not limited to: deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.  For debt securities, credit related other-than-temporary impairment is recognized in earnings, while noncredit related other-than-temporary impairment on securities not expected to be sold, or otherwise disposed of, is recognized in other comprehensive income. We assert that we do not have the intent to sell these securities and it is more likely than not that we will not have to sell these securities before a recovery of our cost basis.  For these reasons, we consider the unrealized losses to be temporary impairment losses. There are approximately 173 positions that are temporarily impaired at December 31, 2017. The aggregate carrying amount of cost-method investments, including both held-to-maturity and available-for-sale, at December 31, 2017 was $822.2 million, of which all were evaluated for impairment.

The following table sets forth the categories of investment securities as of December 31, 2017 on which other-than-temporary impairment charges have been recorded in earnings:

	Total			Accumulated
Category	Amortized cost	Fair value	Unrealized gain	impairment charges
Freddie Mac preferred shares	$1	30	29	119
Trust preferred investments	—	—	—	352
Total	$1	30	29	471

The table below shows a cumulative roll forward of credit related impairment losses recognized in earnings for debt securities held and not intended to be sold:

	December 31,
	2017	2016
Beginning balance as of January 1, (1)	$7,942	8,436
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Credit losses on debt securities for which other-than-temporary impairment was previously recognized	(7,265)	(494)
Reduction for securities sold realized during the year	(325)	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance as of December 31,	$352	7,942

(1)	The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

(4)    Loans Receivable and Allowance for Loan Losses

Loans receivable at December 31, 2017 and 2016 are summarized in the table below:

	December 31, 2017			December 31, 2016
	Originated	Acquired	Total	Originated	Acquired	Total
Personal Banking:
Residential mortgage loans (1)	$2,658,726	113,823	2,772,549	2,565,620	133,511	2,699,131
Home equity loans	1,051,558	258,797	1,310,355	1,042,913	302,457	1,345,370
Consumer finance loans (2)	18,619	—	18,619	48,981	—	48,981
Consumer loans	540,832	97,877	638,709	418,656	163,622	582,278
Total Personal Banking	4,269,735	470,497	4,740,232	4,076,170	599,590	4,675,760

Commercial Banking:
Commercial real estate loans	2,303,179	296,161	2,599,340	2,140,678	372,991	2,513,669
Commercial loans	572,341	60,822	633,163	481,543	75,676	557,219
Total Commercial Banking	2,875,520	356,983	3,232,503	2,622,221	448,667	3,070,888
Total loans receivable, gross	7,145,255	827,480	7,972,735	6,698,391	1,048,257	7,746,648

Deferred loan costs	26,255	1,527	27,782	20,081	2,294	22,375
Allowance for loan losses	(50,572)	(6,223)	(56,795)	(55,293)	(5,646)	(60,939)
Undisbursed loan proceeds:
Residential mortgage loans	(10,067)	—	(10,067)	(11,638)	—	(11,638)
Commercial real estate loans	(141,967)	(2,647)	(144,614)	(168,595)	(2,985)	(171,580)
Commercial loans	(51,143)	(1,284)	(52,427)	(26,168)	(2,290)	(28,458)
Total loans receivable, net	$6,917,761	818,853	7,736,614	6,456,778	1,039,630	7,496,408
(1) Includes $3.1 million and $9.6 million of loans held for sale at December 31, 2017 and 2016, respectively.
(2) Represents loans from our consumer finance subsidiary that was closed in 2017 which are no longer being originated.

As of December 31, 2017, 2016 and 2015, we serviced loans for others approximating $887.3 million, $918.9 million and $776.0 million, respectively. These loans serviced for others are not our assets and are not included in our financial statements.

As of December 31, 2017 and 2016, approximately 60% and 62%, respectively, of our loan portfolio was secured by properties located in Pennsylvania. We do not believe we have significant concentrations of credit risk to any one group of borrowers given our underwriting and collateral requirements.

Loans receivable as of December 31, 2017 and 2016 include $2.856 billion and $2.755 billion, respectively, of adjustable rate loans and $5.117 billion and $4.992 billion, respectively, of fixed rate loans.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to the outstanding principal balance and related carrying value of acquired loans for the dates indicated:

	December 31,
	2017	2016

Acquired loans evaluated individually for future credit losses:
Outstanding principal balance	$9,735	16,108
Carrying value	6,875	12,665

Acquired loans evaluated collectively for future credit losses:
Outstanding principal balance	824,205	1,040,378
Carrying value	818,201	1,032,611

Total acquired loans:
Outstanding principal balance	833,940	1,056,486
Carrying value	825,076	1,045,276

The following table provides information related to the changes in the accretable discount, which includes income recognized from contractual cash flows for the dates indicated:

Total
Balance at December 31, 2015	$2,019
Accretion	(1,170)
Net reclassification from nonaccretable yield	1,338
Balance at December 31, 2016	2,187
Accretion	(1,318)
Net reclassification from nonaccretable yield	671
Balance at December 31, 2017	$1,540

The following table provides information related to purchased credit impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2017:

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income/ accretion recognized
Personal Banking:
Residential mortgage loans	$1,182	1,880	24	1,251	181
Home equity loans	1,143	2,219	21	1,253	157
Consumer loans	59	160	4	97	51
Total Personal Banking	2,384	4,259	49	2,601	389

Commercial Banking:
Commercial real estate loans	4,388	5,363	39	6,992	914
Commercial loans	103	113	—	177	15
Total Commercial Banking	4,491	5,476	39	7,169	929
Total	$6,875	9,735	88	9,770	1,318

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to changes in the allowance for losses on loans receivable for the year ended December 31, 2017:

	Balance December 31, 2017	Provision	Charge-offs	Recoveries	Balance December 31, 2016
Originated loans
Personal Banking:
Residential mortgage loans	$3,824	(390)	(834)	392	4,656
Home equity loans	4,072	1,474	(1,080)	192	3,486
Consumer finance loans	3,968	8,444	(8,369)	448	3,445
Consumer loans	8,475	13,601	(11,128)	1,473	4,529
Total Personal Banking	20,339	23,129	(21,411)	2,505	16,116

Commercial Banking:
Commercial real estate loans	19,911	(3,663)	(1,344)	1,251	23,667
Commercial loans	10,322	(4,777)	(2,462)	2,051	15,510
Total Commercial Banking	30,233	(8,440)	(3,806)	3,302	39,177
Total originated loans	50,572	14,689	(25,217)	5,807	55,293

Acquired loans
Personal Banking:
Residential mortgage loans	131	185	(205)	80	71
Home equity loans	762	503	(1,179)	391	1,047
Consumer loans	890	765	(795)	267	653
Total Personal Banking	1,783	1,453	(2,179)	738	1,771

Commercial Banking:
Commercial real estate loans	3,549	2,631	(2,830)	740	3,008
Commercial loans	891	978	(1,028)	74	867
Total Commercial Banking	4,440	3,609	(3,858)	814	3,875
Total acquired loans	6,223	5,062	(6,037)	1,552	5,646

Total	$56,795	19,751	(31,254)	7,359	60,939

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to changes in the allowance for losses on loans receivable for the year ended December 31, 2016:

	Balance December 31, 2016	Provision	Charge-offs	Recoveries	Balance December 31, 2015
Originated loans
Personal Banking:
Residential mortgage loans	$4,656	2,906	(3,228)	286	4,692
Home equity loans	3,486	293	(1,090)	342	3,941
Consumer finance loans	3,445	3,117	(3,323)	376	3,275
Consumer loans	4,529	5,935	(6,902)	1,283	4,213
Total Personal Banking	16,116	12,251	(14,543)	2,287	16,121

Commercial Banking:
Commercial real estate loans	23,667	(9,819)	(2,403)	3,541	32,348
Commercial loans	15,510	4,834	(4,165)	2,340	12,501
Total Commercial Banking	39,177	(4,985)	(6,568)	5,881	44,849
Total originated loans	55,293	7,266	(21,111)	8,168	60,970

Acquired loans
Personal Banking:
Residential mortgage loans	71	146	(252)	159	18
Home equity loans	1,047	2,065	(1,449)	330	101
Consumer loans	653	1,072	(680)	151	110
Total Personal Banking	1,771	3,283	(2,381)	640	229

Commercial Banking:
Commercial real estate loans	3,008	2,116	(1,337)	790	1,439
Commercial loans	867	877	(52)	8	34
Total Commercial Banking	3,875	2,993	(1,389)	798	1,473
Total acquired loans	5,646	6,276	(3,770)	1,438	1,702

Total	$60,939	13,542	(24,881)	9,606	62,672

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to changes in the allowance for losses on loans receivable for the year ended December 31, 2015:

	Balance December 31, 2015	Provision	Charge-offs	Recoveries	Balance December 31, 2014
Originated loans
Personal Banking:
Residential mortgage loans	$4,692	(96)	(1,057)	264	5,581
Home equity loans	3,941	693	(1,716)	414	4,550
Consumer finance loans	3,275	2,853	(3,056)	404	3,074
Consumer loans	4,213	5,132	(5,017)	1,054	3,044
Total Personal Banking	16,121	8,582	(10,846)	2,136	16,249

Commercial Banking:
Commercial real estate loans	32,348	540	(5,741)	4,160	33,389
Commercial loans	12,501	2,768	(7,814)	4,032	13,515
Total Commercial Banking	44,849	3,308	(13,555)	8,192	46,904
Unallocated	—	(4,365)	—	—	4,365
Total originated loans	60,970	7,525	(24,401)	10,328	67,518

Acquired loans
Personal Banking:
Residential mortgage loans	18	47	(69)	40	—
Home equity loans	101	247	(708)	562	—
Other consumer loans	110	188	(201)	123	—
Total Personal Banking	229	482	(978)	725	—

Business Banking:
Commercial real estate loans	1,439	1,545	(585)	479	—
Commercial loans	34	160	(369)	243	—
Total Business Banking	1,473	1,705	(954)	722	—
Total acquired loans	1,702	2,187	(1,932)	1,447	—

Total	$62,672	9,712	(26,333)	11,775	67,518

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
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable as of December 31, 2017:

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual (1)	Recorded investment in loans 90 days or more past maturity and still accruing	TDRs (1)	Allowance for loan losses related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,776,203	3,955	14,791	—	8,000	815	—
Home equity loans	1,310,355	4,834	8,907	120	1,716	462	4
Consumer finance loans	18,619	3,968	199	3	—	—	—
Consumer loans	652,770	9,365	4,673	379	—	—	—
Total Personal Banking	4,757,947	22,122	28,570	502	9,716	1,277	4

Commercial Banking:
Commercial real estate loans	2,454,726	23,460	28,473	—	15,691	1,125	235
Commercial loans	580,736	11,213	7,412	—	6,697	742	8
Total Commercial Banking	3,035,462	34,673	35,885	—	22,388	1,867	243

Total	$7,793,409	56,795	64,455	502	32,104	3,144	247

(1)	Includes $12.3 million of nonaccrual TDRs.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable as of December 31, 2016:

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual (1)	Recorded investment in loans 90 days or more past maturity and still accruing	TDRs (1)	Allowance for loan losses related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,698,166	4,727	18,264	—	7,299	708	—
Home equity loans	1,345,370	4,533	7,865	—	1,813	450	4
Consumer finance loans	48,981	3,445	743	—	—	—	—
Consumer loans	593,980	5,182	4,366	85	—	—	—
Total Personal Banking	4,686,497	17,887	31,238	85	9,112	1,158	4

Commercial Banking:
Commercial real estate loans	2,342,089	26,675	38,724	564	24,483	2,072	417
Commercial loans	528,761	16,377	9,574	—	9,331	1,360	17
Total Commercial Banking	2,870,850	43,052	48,298	564	33,814	3,432	434

Total	$7,557,347	60,939	79,536	649	42,926	4,590	438

(1)	Includes $16.3 million of nonaccrual TDRs.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

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

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2017:

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$13,509	1,282	—	6,814	21,605	21,531	892
Home equity loans	7,251	1,656	—	1,449	10,356	9,150	452
Consumer finance loans	199	—	—	—	199	379	20
Consumer loans	3,617	1,056	—	—	4,673	4,042	188
Total Personal Banking	24,576	3,994	—	8,263	36,833	35,102	1,552

Commercial Banking:
Commercial real estate loans	15,361	13,112	4,431	4,123	37,027	49,981	1,758
Commercial loans	3,140	4,272	906	2,447	10,765	12,110	672
Total Commercial Banking	18,501	17,384	5,337	6,570	47,792	62,091	2,430

Total	$43,077	21,378	5,337	14,833	84,625	97,193	3,982

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2015:

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$15,810	3,962	—	5,086	24,858	24,554	944
Home equity loans	5,650	1,872	—	1,847	9,369	9,644	497
Consumer finance loans	792	—	—	—	792	768	29
Consumer loans	2,108	552	—	—	2,660	2,209	72
Total Personal Banking	24,360	6,386	—	6,933	37,679	37,175	1,542

Commercial Banking:
Commercial real estate loans	16,449	16,972	16,121	16,467	66,009	77,166	3,226
Commercial loans	2,459	5,036	2,014	4,654	14,163	16,187	694
Total Commercial Banking	18,908	22,008	18,135	21,121	80,172	93,353	3,920

Total	$43,268	28,394	18,135	28,054	117,851	130,528	5,462

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable as of and for the year ended December 31, 2017:

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,767,635	8,568	8,568	816	—
Home equity loans	1,308,639	1,716	1,716	461	—
Consumer finance loans	18,619	—	—	—	—
Consumer loans	652,685	85	85	25	—
Total Personal Banking	4,747,578	10,369	10,369	1,302	—

Commercial Banking:
Commercial real estate loans	2,433,755	20,971	18,470	1,859	2,501
Commercial loans	571,412	9,324	8,572	829	752
Total Commercial Banking	3,005,167	30,295	27,042	2,688	3,253

Total	$7,752,745	40,664	37,411	3,990	3,253

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides a roll forward of troubled debt restructurings for the periods indicated:

	For the years ended December 31,
	2017		2016
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	225	$42,926	227	$51,115
New TDRs	24	5,450	34	6,365
Re-modified TDRs	5	2,099	7	3,414
Net paydowns		(11,538)		(9,037)
Charge-offs:
Residential mortgage loans	1	(77)	—	—
Home equity loans	1	(48)	—	—
Commercial real estate loans	2	(2,498)	1	(120)
Commercial loans	6	(259)	2	(142)
Paid-off loans:
Residential mortgage loans	—	—	4	(151)
Home equity loans	8	(62)	7	(534)
Commercial real estate loans	15	(1,633)	12	(6,170)
Commercial loans	11	(2,256)	10	(1,814)
Ending TDR balance:	205	$32,104	225	$42,926

Accruing TDRs		$19,819		$26,580
Non-accrual TDRs		12,285		16,346

     The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the year ended December 31, 2017:

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	8	$1,604	1,555	158
Home equity loans	3	152	148	40
Total Personal Banking	11	1,756	1,703	198

Commercial Banking:
Commercial real estate loans	11	5,232	4,889	364
Commercial loans	7	561	526	37
Total Commercial Banking	18	5,793	5,415	401

Total	29	$7,549	7,118	599

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings modified within the previous twelve months that have subsequently defaulted:
Personal Banking:
Residential mortgage loans	1	$336	334	34
Home equity loans	—	—	—	—
Total Personal Banking	1	336	334	34

Commercial Banking:
Commercial real estate loans	2	438	426	35
Commercial loans	—	—	—	—
Total Commercial Banking	2	438	426	35

Total	3	$774	760	69

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings modified within the previous twelve months that have subsequently defaulted:
Personal Banking:
Residential mortgage loans	—	$—	—	—
Home equity loans	—	—	—	—
Total Personal Banking	—	—	—	—

Commercial Banking:
Commercial real estate loans	1	429	425	31
Commercial loans	3	533	533	533
Total Business Banking	4	962	958	564

Total	4	$962	958	564

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable during the year ended December 31, 2017:

	Number of	Type of modification
	contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	8	$359	—	8	1,188	1,555
Home equity loans	3	118	—	—	30	148
Total Personal Banking	11	477	—	8	1,218	1,703

Commercial Banking:
Commercial real estate loans	11	—	2,688	2,201	—	4,889
Commercial loans	7	—	—	422	104	526
Total Commercial Banking	18	—	2,688	2,623	104	5,415

Total	29	$477	2,688	2,631	1,322	7,118

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the year ended December 31, 2017:

	Number of re-modified	Type of re-modification
	TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	2	$250	—	—	429	679
Home equity loans	1	12	—	—	—	12
Total Personal Banking	3	262	—	—	429	691

Commercial Banking:
Commercial real estate loans	1	—	—	1,299	—	1,299
Commercial loans	1	—	—	83	—	83
Total Commercial Banking	2	—	—	1,382	—	1,382

Total	5	$262	—	1,382	429	2,073

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the year ended December 31, 2016:

	Number of re-modified	Type of re-modification
	TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	1	—	—	—	192	192
Total Personal Banking	1	—	—	—	192	192

Commercial Banking:
Commercial real estate loans	2	—	—	1,329	173	1,502
Commercial loans	4	—	502	—	—	502
Total Commercial Banking	6	—	502	1,329	173	2,004

Total	7	$—	502	1,329	365	2,196

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to loan delinquencies as of December 31, 2017:

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans	90 days or greater delinquent and accruing (1)
Originated loans
Personal Banking:
Residential mortgage loans	$23,786	6,030	12,613	42,429	2,619,951	2,662,380	—
Home equity loans	6,094	2,333	6,043	14,470	1,037,088	1,051,558	—
Consumer finance loans	2,128	1,113	199	3,440	15,179	18,619	—
Consumer loans	9,762	2,834	3,274	15,870	537,496	553,366	—
Total Personal Banking	41,770	12,310	22,129	76,209	4,209,714	4,285,923	—

Commercial Banking:
Commercial real estate loans	5,520	2,133	10,629	18,282	2,142,930	2,161,212	—
Commercial loans	1,469	204	2,806	4,479	516,719	521,198	—
Total Commercial Banking	6,989	2,337	13,435	22,761	2,659,649	2,682,410	—
Total originated loans	48,759	14,647	35,564	98,970	6,869,363	6,968,333	—

Acquired loans
Personal Banking:
Residential mortgage loans	1,998	205	1,277	3,480	110,343	113,823	381
Home equity loans	1,367	538	1,306	3,211	255,586	258,797	98
Consumer loans	1,150	517	353	2,020	97,384	99,404	10
Total Personal Banking	4,515	1,260	2,936	8,711	463,313	472,024	489

Commercial Banking:
Commercial real estate loans	2,795	406	5,655	8,856	284,658	293,514	923
Commercial loans	396	237	334	967	58,571	59,538	—
Total Commercial Banking	3,191	643	5,989	9,823	343,229	353,052	923
Total acquired loans	7,706	1,903	8,925	18,534	806,542	825,076	1,412

Total loans	$56,465	16,550	44,489	117,504	7,675,905	7,793,409	1,412

(1)
Represents acquired loans that were originally recorded at fair value upon acquisition. These loans are considered to be accruing because we can reasonably estimate future cash flows and expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value and their expected cash flows into interest income.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to loan delinquencies as of December 31, 2016:

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans	90 days or greater delinquent and accruing (1)
Originated loans
Personal Banking:
Residential mortgage loans	$26,212	5,806	12,792	44,810	2,519,845	2,564,655	—
Home equity loans	5,785	1,305	4,783	11,873	1,031,040	1,042,913	—
Consumer finance loans	1,255	766	743	2,764	46,217	48,981
Consumer loans	7,343	2,438	2,775	12,556	415,508	428,064	—
Total Personal Banking	40,595	10,315	21,093	72,003	4,012,610	4,084,613	—

Commercial Banking:
Commercial real estate loans	7,674	3,674	16,508	27,856	1,944,227	1,972,083	—
Commercial loans	1,067	1,957	3,107	6,131	449,244	455,375	—
Total Commercial Banking	8,741	5,631	19,615	33,987	2,393,471	2,427,458	—
Total originated loans	49,336	15,946	40,708	105,990	6,406,081	6,512,071	—

Acquired loans
Personal Banking:
Residential mortgage loans	1,174	421	829	2,424	131,087	133,511	452
Home equity loans	1,020	258	973	2,251	300,206	302,457	204
Consumer loans	1,270	405	320	1,995	163,921	165,916	15
Total Personal Banking	3,464	1,084	2,122	6,670	595,214	601,884	671

Commercial Banking:
Commercial real estate loans	2,703	821	4,762	8,286	361,720	370,006	2,006
Commercial loans	111	124	413	648	72,738	73,386	147
Total Commercial Banking	2,814	945	5,175	8,934	434,458	443,392	2,153
Total acquired loans	6,278	2,029	7,297	15,604	1,029,672	1,045,276	2,824

Total loans	$55,614	17,975	48,005	121,594	7,435,753	7,557,347	2,824

(1)
Represents acquired loans that were originally recorded at fair value upon acquisition. These loans are considered to be accruing because we can reasonably estimate future cash flows and expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value and their expected cash flows into interest income.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth information about credit quality indicators as of December 31, 2017:

	Pass	Special mention	Substandard	Doubtful	Loss	Total
Originated loans
Personal Banking:
Residential mortgage loans	$2,645,475	—	16,905	—	—	2,662,380
Home equity loans	1,042,965	—	8,593	—	—	1,051,558
Consumer finance loans	18,420	—	199	—	—	18,619
Consumer loans	549,550	—	3,816	—	—	553,366
Total Personal Banking	4,256,410	—	29,513	—	—	4,285,923

Commercial Banking:
Commercial real estate loans	1,964,565	78,699	117,948	—	—	2,161,212
Commercial loans	461,962	15,510	43,726	—	—	521,198
Total Commercial Banking	2,426,527	94,209	161,674	—	—	2,682,410
Total originated loans	6,682,937	94,209	191,187	—	—	6,968,333

Acquired loans
Personal Banking:
Residential mortgage loans	112,990	—	833	—	—	113,823
Home equity loans	257,312	—	1,485	—	—	258,797
Consumer loans	98,659	—	745	—	—	99,404
Total Personal Banking	468,961	—	3,063	—	—	472,024

Commercial Banking:
Commercial real estate loans	251,761	4,838	36,915	—	—	293,514
Commercial loans	49,073	3,787	6,678	—	—	59,538
Total Commercial Banking	300,834	8,625	43,593	—	—	353,052
Total acquired loans	769,795	8,625	46,656	—	—	825,076

Total loans	$7,452,732	102,834	237,843	—	—	7,793,409

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
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

Our exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. We use the same credit policies in making commitments for off-balance-sheet financial instruments as we do for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of December 31, 2017 and 2016 are presented in the following table:

	December 31,
	2017	2016
Loan commitments	$181,058	109,032
Undisbursed lines of credit	872,700	843,457
Standby letters of credit	25,718	25,039
Total	$1,079,476	977,528

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
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

Outstanding loan commitments at December 31, 2017, for fixed rate loans, were $40.7 million. The interest rates on these commitments approximate market rates at December 31, 2017. Outstanding loan commitments at December 31, 2017 for adjustable rate loans were $140.4 million.  The fair values of these commitments are affected by fluctuations in market rates of interest.

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. As of December 31, 2017, the maximum potential amount of future payments we could be required to make under these standby letters of credit is $25.7 million, of which $17.2 million is fully collateralized. A liability (which represents deferred income) of $169,000 and $178,000 has been recognized for the obligations as of December 31, 2017 and 2016, respectively, and there are no recourse provisions that would enable us to recover any amounts from third parties.

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

The following table shows changes in MSRs as of and for the years ended December 31, 2017 and 2016:

	Servicing rights	Valuation allowance	Net carrying value and fair value
Balance at December 31, 2015	$1,666	—	1,666
Additions	3,523	(4)	3,519
Amortization	(950)	—	(950)
Balance at December 31, 2016	4,239	(4)	4,235
Additions	833	4	837
Amortization	(1,549)	—	(1,549)
Balance at December 31, 2017	$3,523	—	3,523

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

(5)                                 Accrued Interest Receivable

Accrued interest receivable as of December 31, 2017 and 2016 is presented in the following table:

	December 31,
	2017	2016
Investment securities	$1,260	1,613
Mortgage-backed securities	1,107	910
Loans receivable	20,985	19,176
	$23,352	21,699

(6)    Federal Home Loan Bank Stock

Northwest Bank is a member of the Federal Home Loan Bank system.  As a member, we are required to maintain an investment in the capital stock of the FHLB of Pittsburgh in accordance with their 2015 Capital Plan, at cost, in two subclasses based on the following ranges:  Membership stock purchase (Subclass B-1) ranging from 0.05% to 1.0% of the member asset value as defined by the FHLB, currently at 0.10%; and Activity-based stock purchase (Subclass B-2) ranging from 2.0% to 6.0% of outstanding advances, currently at 4.0%; 0.0% to 6.0% of acquired member assets, currently at 4.0%; 0.0% to 4.0% of certain letters of credit, currently at 0.75%; and 0.0% to 6.0% of outstanding advance commitments settling more than 30 days after trade, currently at 0.0%. We received dividends on capital stock during the years ended December 31, 2017 and 2016 of $250,000 and $1.4 million, respectively.  Future dividends may be established at different rates for the two subclasses of capital stock.

(7)                                 Premises and Equipment

Premises and equipment at December 31, 2017 and 2016 are summarized by major classification in the following table:

	December 31,
	2017	2016
Land and land improvements	$21,563	21,229
Office buildings and improvements	150,056	156,162
Furniture, fixtures and equipment	125,347	120,391
Leasehold improvements	19,909	19,859
Total, at cost	316,875	317,641
Less accumulated depreciation and amortization	(164,931)	(156,456)
Premises and equipment, net	$151,944	161,185

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $12.4 million, $13.7 million and $13.3 million, respectively.

Premises used by certain of our offices are occupied under formal operating lease arrangements. The leases expire on various dates through 2027. Minimum annual rentals by fiscal year are summarized in the following table:

2018	$4,395
2019	3,300
2020	2,726
2021	2,232
2022	1,620
Thereafter	7,413
Total	$21,686

Rental expense for the years ended December 31, 2017, 2016 and 2015 was $5.6 million, $5.3 million and $4.6 million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

(8)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization for the years ended December 31, 2017 and 2016:

	December 31,
	2017	2016
Amortizable intangible assets:
Core deposit intangibles - gross	$63,685	37,953
Acquisitions	—	25,732
Less: accumulated amortization	(40,029)	(34,378)
Core deposit intangibles - net	$23,656	29,307

Customer and Contract intangible assets - gross	$10,474	8,496
Acquisitions	—	1,978
Less: accumulated amortization	(8,461)	(7,348)
Customer and Contract intangible assets - net	$2,013	3,126

The following information shows the actual aggregate amortization expense for the years ended December 31, 2017, 2016 and 2015 as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for each of the five succeeding fiscal years:

For the year ended December 31, 2015	$1,688
For the year ended December 31, 2016	4,259
For the year ended December 31, 2017	6,764
For the year ending December 31, 2018	5,848
For the year ending December 31, 2019	4,933
For the year ending December 31, 2020	4,017
For the year ending December 31, 2021	3,188
For the year ending December 31, 2022	2,456

The following table provides information for the changes in the carrying amount of goodwill:

Total
Balance at December 31, 2015	$261,736
Goodwill acquired	45,684
Balance at December 31, 2016	307,420
Goodwill acquired	—
Balance at December 31, 2017	$307,420

We have determined that goodwill is not impaired as of December 31, 2017 and 2016. There were no changes in our operations that would cause us to update the goodwill impairment test performed as of June 30, 2017.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

(9)    Deposits

Deposit balances at December 31, 2017 and 2016 are shown in the table below:

	December 31,
	2017	2016
Savings deposits	$1,653,579	1,622,879
Interest-bearing demand deposits	1,442,928	1,428,317
Noninterest-bearing demand deposits	1,610,409	1,448,972
Money market deposit accounts	1,707,450	1,841,567
Time deposits	1,412,623	1,540,586
Total deposits	$7,826,989	7,882,321

The aggregate amount of time deposits with a minimum denomination of $100,000 at December 31, 2017 and 2016 was $436.4 million and $451.6 million, respectively.

Generally, deposits in excess of $250,000 are not federally insured. At December 31, 2017 we had $1.639 billion of deposits in accounts exceeding $250,000.

The following table summarizes the contractual maturity of time deposits at December 31, 2017 and 2016:

	December 31,
	2017	2016
Due within 12 months	$666,348	836,525
Due between 12 and 24 months	226,171	311,976
Due between 24 and 36 months	201,654	153,708
Due between 36 and 48 months	131,530	90,777
Due between 48 and 60 months	174,704	134,687
After 60 months	12,216	12,913
Total time deposits	$1,412,623	1,540,586

The following table summarizes the interest expense incurred on the respective deposits for the years ended December 31, 2017, 2016 and 2015:

	Years ended December 31,
	2017	2016	2015
Savings deposits	$3,062	3,218	3,387
Interest-bearing demand deposits	1,027	462	568
Money market deposit accounts	4,203	3,621	3,222
Time deposits	14,765	16,164	16,878
Total interest expense	$23,057	23,465	24,055

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

(10)                         Borrowed Funds

     (a)                                 Borrowings

Borrowed funds at December 31, 2017 and 2016 are presented in the following table:

	December 31,
	2017		2016
	Amount	Average rate	Amount	Average rate
Collateralized borrowings, due within one year	$108,238	0.20%	$142,899	0.17%

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

At December 31, 2017 collateralized borrowings, due within one year were $108.2 million, and $142.9 million at December 31, 2016. The collateralized borrowings are collateralized by various securities held in safekeeping by the FHLB of Pittsburgh. The market value of these securities exceeds the value of the collateralized borrowings. The average amount of collateralized borrowings outstanding in the years ended December 31, 2017, 2016 and 2015 was $121.0 million, $141.6 million and $144.7 million, respectively. The maximum amount of collateralized borrowings outstanding during the years ended December 31, 2017, 2016 and 2015 was $137.2 million, $158.4 million and $166.4 million, respectively.

(b)                                 Trust Preferred Securities

We have three statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust and LNB Trust II, a Delaware statutory business trusts (the Trusts). The trusts exist solely to issue preferred securities to third parties for cash, issue common securities to the Company in exchange for capitalization of the Trusts, invest the proceeds from the sale of trust securities in an equivalent amount of debentures of the Company, and engage in other activities that are incidental to those previously listed. Northwest Bancorp Capital Trust III issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 5, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 30, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%. Northwest Bancorp Statutory Trust IV issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 15, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 15, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%.  LNB Trust II had 7,875 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $7,875,000) with a stated maturity of June 15, 2037 an a floating rate of interest, which resets quarterly, equal to three-month LIBOR plus 1.48%. As the shareholders of the trust preferred securities are the primary beneficiaries of the Trusts, the Trusts are not consolidated in our financial statements.

The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities.  Northwest Bancorp Capital Trust III holds $51,547,000 of the Company’s junior subordinated debentures due December 30, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2017 was 3.07%. Northwest Bancorp Statutory Trust IV holds $51,547,000 of the Company’s junior subordinated debentures due December 15, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2017 was 2.97%. LNB Trust II holds $8,119,000 of the Company's junior subordinated debentures due June 15, 2037, with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.48%. The rate in effect at December 31, 2017 was 3.07%.

Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts.  We have the right to defer payment of interest on the subordinated debentures at any time, or from time-to-time,

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
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

The following table sets forth a summary of guaranteed capital debt securities and junior subordinated deferrable interest debentures held by the trusts as of December 31, 2017 and 2016:

	Capital debt	December 31,
	securities	2017	2016
Northwest Bancorp Capital Trust III	$50,000	51,547	51,547
Northwest Bancorp Statutory Trust IV	50,000	51,547	51,547
LNB Trust II	7,875	8,119	8,119
Total	$107,875	111,213	111,213

(11)                          Income Taxes

Total income tax was allocated for the years ended December 31, 2017, 2016 and 2015 as follows:

	Years ended December 31,
	2017	2016	2015
Income before income taxes	$41,444	21,648	27,960
Shareholders’ equity for unrealized (loss)/ gain on securities available-for-sale	(3,403)	(1,871)	(85)
Shareholders’ equity for tax benefit for excess of fair value above cost of stock benefit plans	—	(1,425)	(332)
Shareholders’ equity for pension adjustment	(213)	(2,455)	(848)
Shareholders’ equity for swap fair value adjustment	585	539	699
Unallocated income tax	$38,413	16,436	27,394

Income tax expense applicable to income before taxes consists of:

	Years ended December 31,
	2017	2016	2015
Current	$30,127	18,914	21,670
Deferred	11,317	2,734	6,290
Total income tax expense	$41,444	21,648	27,960

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

A reconciliation of the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income for the years ended December 31, 2017, 2016 and 2015, is as follows:

	Years ended December 31,
	2017	2016	2015
Expected tax rate	35.0%	35.0%	35.0%
Tax-exempt interest income	(1.5)%	(3.3)%	(3.0)%
State income tax, net of federal benefit	3.2%	1.2%	2.9%
Bank-owned life insurance	(1.6)%	(2.6)%	(1.7)%
Stock-based compensation	(0.9)%	—%	—%
Dividends on stock plans	(1.1)%	(2.0)%	(0.8)%
Low income housing and historic tax credits	(0.5)%	(1.0)%	(1.4)%
Non-deductible acquisition expense	—%	—%	0.5%
ESOP termination	—%	3.4%	—%
Adjustment to net deferred tax liabilities for enacted changes in tax laws and rates	(2.3)%	—%	—%
Other	0.2%	(0.3)%	0.1%
Effective tax rate	30.5%	30.4%	31.6%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below:

	December 31,
	2017	2016
Deferred tax assets:
Deferred rent	$87	187
Deferred compensation expense	1,040	2,893
Bad debts	10,277	18,823
Other reserves	953	1,823
Accrued postretirement benefit cost	413	641
Stock benefit plans	744	1,085
Writedown of investment securities	104	2,875
Accrued expenses	35	95
Pension and postretirement benefits	13,033	18,491
Unrealized loss on the fair value of derivatives	223	958
Unrealized loss on the fair value of securities available-for-sale	2,160	—
Purchase accounting	—	1,215
Deferred income	1,001	253
Other	141	153
Total deferred tax assets	30,211	49,492
Deferred tax liabilities:
Pension expense	5,542	8,689
Unrealized gain on the fair value of securities available-for-sale	—	252
Purchase accounting	303	—
Intangible assets	13,546	21,927
Mortgage servicing rights	777	1,559
Fixed assets	4,940	8,107
Net deferred loan fees	4,690	—
Other	274	635
Total deferred tax liabilities	30,072	41,169
Net deferred tax asset	$139	8,323

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

We recorded a valuation allowance against state deferred tax assets of a Northwest subsidiary since the subsidiary is not expected to utilize its deferred tax assets in the foreseeable future. This valuation allowance is netted against other deferred tax assets in the preceding table.

Other than stated above, we have determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income. We will continue to review the criteria related to the recognition of deferred tax assets on a regular basis.

We utilize a comprehensive model to recognize, measure, present and disclose in our financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  At December 31, 2017, there were no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate.  We recognize interest accrued and penalties (if any) related to unrecognized tax benefits in income tax expense.  During the year ended December 31, 2017, we did not accrue any interest.  At December 31, 2017, we had no amount accrued for interest or the payment of penalties.

We are subject to routine audits of our tax returns by the Internal Revenue Service as well as all states in which we conduct business.  We are subject to audit by the Internal Revenue Service for the tax periods ended December 31, 2017, 2016, 2015 and 2014 and subject to audit by any state in which we conduct business for the tax periods ended December 31, 2017, 2016, 2015 and 2014. The New York State audit of the Company's 2011to 2014 tax years was finalized in 2016, resulting in an additional tax liability of $444,000. The Internal Revenue Service audit of the 2013 tax year of LNB was concluded in 2016 and resulted in no additional tax liability.

The Act reduces our corporate federal tax rate from 35.0% to 21.0% effective January 1, 2018. As a result we are required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax liability resulted in a 2017 income tax benefit of $3.1 million.

Also on December 22, 2017, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (“SAB 118”) to address any uncertainty or diversity of views in practice in accounting for the income tax effects of the Act in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date. SAB 118 allows for a measurement period not to extend beyond one year from the Act’s enactment date to complete the necessary accounting.

We recorded provisional amounts of deferred income taxes using reasonable estimates in five areas where information necessary to complete the accounting was not available, prepared, or analyzed: (i) our deferred tax liability for temporary differences between the tax and financial reporting bases of fixed assets is awaiting completion and implementation of software updates to process the calculations associated with the Act's provisions allowing for 100% bonus depreciation on fixed assets purchased and placed in service after September 27, 2017; (ii) our deferred tax asset for temporary differences associated with accrued compensation is awaiting final determinations of amounts that will be paid on or before March 15, 2018 and deducted on the 2017 income tax returns; (iii) our deferred tax liability for temporary differences associated with equity investments in partnerships is awaiting receipt of Schedules K-1 from outside preparers, which is necessary to determine our 2017 tax impact from these investments; (iv) our deferred tax liability for temporary differences related to our qualified pension plan is based upon actuarial reports from our third party provider, however we are still in the process of determining if a contribution related to the 2017 plan year will be made; (v) our deferred tax liability for temporary differences related to deferred loans fees is based upon the assumption the IRS will accept the tax treatment requested in the consent change in tax accounting method filed in 2017.

In a sixth area, we made no adjustments to deferred tax assets representing future deductions for accrued compensation that may be subject to new limitations under Internal Revenue Code Section 162(m) which, generally, limits the annual deduction for certain compensation paid to certain employees to $1 million. There is uncertainty in applying the newly-enacted rules to existing contracts, and we are seeking further clarifications before completing our analysis. We will complete and record the income tax effects of these provisional items during the period the necessary information becomes available. This measurement period will not extend beyond December 22, 2018.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
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

In tax years prior to fiscal 1997, Northwest was permitted, under the Internal Revenue Code ("IRC"), to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at December 31, 2017 and 2016 include approximately $39.1 million representing such bad debt deductions for which no deferred income taxes have been provided.

(13)    Earnings Per Share

Basic earnings per common share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. All stock options outstanding during the years ended December 31, 2017 and 2016 were included in the computation of diluted earnings per share because the stock options exercise price was less than the average market price of the common shares of $16.64 and $14.79, respectively. For the year ended December 31, 2015 there were 524,250 options outstanding with a weighted average exercise price of $13.15 per share that were excluded in the computation of diluted earnings per share because the stock options’ exercise price was greater than the average market price of the common shares of $12.64.

The computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 follows:

	Years ended December 31,
	2017	2016	2015
Net income available to common shareholders	$94,467	49,667	60,540

Weighted average common shares outstanding	101,015,083	99,439,174	94,314,420
Dilutive potential shares due to effect of stock options	1,549,822	1,225,514	515,369
Total weighted average common shares and dilutive potential shares	102,564,905	100,664,688	94,829,789
Basic earnings per share (1)	$0.94	0.50	0.64
Diluted earnings per share (1)	$0.92	0.49	0.64
(1)  Not in thousands.

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

We also sponsor a retirement savings plan in which substantially all employees participate. We provide a matching contribution of 100% of each employee’s contribution to a maximum of 4% of the employee’s compensation.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

Total expense for all retirement plans, including defined benefit pension plans, was approximately $6.8 million, $5.8 million and $4.6 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

Components of net periodic pension cost and other amounts recognized in other comprehensive income:
The following table sets forth the net periodic pension cost for the defined benefit pension plans for the years ended December 31, 2017, 2016 and 2015:

	Years ended December 31,
	2017	2016	2015
Service cost	$6,149	5,496	5,721
Interest cost	6,879	6,781	6,125
Expected return on plan assets	(10,512)	(9,897)	(10,371)
Net amortization and deferral	1,388	1,388	1,375
Net periodic pension cost	$3,904	3,768	2,850
The following table sets forth other changes in the defined benefit pension plans’ plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2017	2016	2015
Net loss/ (gain)	$(1,647)	1,550	(420)
Prior service cost/ (credit)	—	—	—
Amortization of prior service cost	2,323	2,323	2,323
Total recognized in other comprehensive income	$676	3,873	1,903
Total recognized in net periodic pension cost and other comprehensive income/ (loss)	$4,580	7,641	4,753

The estimated net loss and prior service credit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic cost over the next year is $3.3 million and $(2.3) million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth information for the defined benefit pension plans’ funded status at December 31, 2017 and 2016:

	December 31,
	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$172,208	162,133
Service cost	6,149	5,496
Interest cost	6,879	6,781
Acquisition	—	—
Actuarial (gain)/ loss	14,807	4,267
Benefits paid	(6,901)	(6,469)
Benefit obligation at end of year	$193,142	172,208

Change in plan assets:
Fair value of plan assets at beginning of year	$152,625	143,655
Actual return on plan assets	23,255	8,903
Employer contributions	4,689	6,536
Acquisition	—	—
Benefits paid	(6,901)	(6,469)
Fair value of plan assets at end of period	$173,668	152,625
Funded status at end of year	$(19,474)	(19,583)

The following table sets forth the assumptions used to develop the net periodic pension cost:

	Years ended December 31,
	2017	2016	2015
Discount rate	4.06%	4.25%	3.89%
Expected long-term rate of return on assets	7.00%	7.00%	7.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

The following table sets forth the assumptions used to determine benefit obligations at the end of each period:

	Years ended December 31,
	2017	2016	2015
Discount rate	3.53%	4.06%	4.25%
Expected long-term rate of return on assets	7.00%	7.00%	7.00%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

The expected long-term rate of return on assets is based on the expected return of each of the asset categories, weighted based on the median of the target allocation for each category.  We use the Citigroup Pension Liability Index rates matching the duration of our benefit payments as of the measurement date to determine the discount rate.

The accumulated benefit obligation for the funded defined benefit pension plan was $186.9 million, $165.9 million and $155.9 million at December 31, 2017, 2016 and 2015, respectively. The accumulated benefit obligation for all unfunded defined benefit plans was $6.2 million, $6.3 million and $6.3 million at December 31, 2017, 2016 and 2015, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth certain information related to our pension plans:

	December 31,
	2017	2016
Projected benefit obligation	$193,142	172,208
Accumulated benefit obligation	193,142	172,208
Fair value of plan assets	173,668	152,625

We anticipate making a contribution to our defined benefit pension plan of $4.0 million to $6.0 million during the year ending December 31, 2018.

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

The following table sets forth the weighted average asset allocation of defined benefit plans:

	Target	December 31,
	allocation	2017	2016
Debt securities	20 – 50%	23%	23%
Equity securities	30 – 60%	73%	72%
Other	5 – 50%	4%	5%
Total		100%	100%

All of the assets held by the defined benefit pension plan are measured and recorded at estimated fair value on our balance sheet on a recurring basis as Level 1 assets, as defined by the fair value hierarchy defined in note 15.

The following table sets forth the pension plan assets as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Mutual funds - debt	$40,010	35,224
Mutual funds - equity	125,871	110,078
Cash and cash equivalents	7,787	7,322

The benefits expected to be paid in each year from 2018 to 2022 are $5.9 million, $6.4 million, $6.6 million, $7.0 million and $7.5 million, respectively. The aggregate benefits expected to be paid in the five years from 2023 to 2027 are $42.6 million. The expected benefits to be paid are based on the same assumptions used to measure our benefit obligations at December 31, 2017 and include estimated future employee service.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
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

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

The following table sets forth the net periodic benefit cost for the postretirement healthcare benefits plan for the years ended December 31, 2017, 2016 and 2015:

	Years ended December 31,
	2017	2016	2015
Service cost	$—	—	—
Interest cost	68	70	58
Amortization of net loss	108	90	60
Net period benefit cost	$176	160	118

The following table sets forth other changes in the postretirement healthcare plan’s plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2017	2016	2015
Net loss/ (gain)	$(156)	109	273
Total recognized in other comprehensive income	$(156)	109	273
Total recognized in net periodic benefit cost and other comprehensive income	$20	269	391

The estimated net loss for the postretirement healthcare benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2018 is $98,000.

The following table sets forth the funded status of the postretirement healthcare benefit plan at December 31, 2017 and 2016:

	December 31,
	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$1,779	1,737
Service cost	—	—
Interest cost	68	70
Actuarial loss	(48)	200
Benefits paid	(162)	(228)
Benefit obligation at end of year	$1,637	1,779

Change in plan assets:
Fair value of plan assets at beginning of year	$—	—
Employer contributions	162	228
Benefits paid	(162)	(228)
Fair value of plan assets at end of year	$—	—
Funded status at year end	$(1,637)	(1,779)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

The assumptions used to develop the preceding information for postretirement healthcare benefits are as follows:

	Years ended December 31,
	2017	2016	2015
Discount rate	4.06%	4.25%	3.89%
Monthly cost of healthcare insurance per beneficiary (1)	$548	539	470
Annual rate of increase in healthcare costs	4.00%	4.00%	4.00%
(1)   Not in thousands

If the assumed rate of increase in healthcare costs was increased by one percentage point to 5% from the level presented above, the interest cost component of net periodic postretirement healthcare benefit cost would increase by $8,000 and the accumulated postretirement benefit obligation for healthcare benefits would increase by $58,000.

The following table sets forth information for plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2017	2016
Projected benefit obligation	$1,637	1,779
Accumulated benefit obligation	1,637	1,779
Fair value of plan assets	—	—

(c)                                  Employee Stock Ownership Plan

On September 30, 2016, the Northwest Savings Bank Employee Stock Ownership Plan ("ESOP") was terminated and merged into the Northwest Bank 401(k) Plan.

ESOP compensation expense was $0, $6.3 million and $335,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Compensation expense related to the ESOP was recognized at an amount equal to the number of common shares committed to be released by the ESOP to participants’ accounts multiplied by the average fair value of the common stock during the reporting period. The difference between the fair value of the shares of the common stock committed to be allocated by the ESOP to participants’ accounts for the period and the average cost of those common shares is recorded as an adjustment to either additional paid-in capital or retained earnings.

(d)                                 Common Stock Awards

On April 20, 2011, we established the Northwest Bancshares, Inc. 2011 Equity Incentive Plan with 2,806,233 common shares authorized.  On May 20, 2015, we awarded employees 282,050 common shares and outside directors 24,300 common shares with a grant date fair value of $12.31 per share (total market value of $3.8 million at issuance). On May 18, 2016, we awarded employees 310,160 common shares and outside directors 24,300 common shares with a grant date fair value of $14.51 per share (total market value of $4.9 million at issuance). On May 17, 2017, we awarded employees 378,050 common shares and outside directors 24,300 common shares with a grant date fair value of $15.24 per share (total market value of $5.8 million at issuance). Total common shares forfeited from the 2011 plan were 415,154, of which, 105,600 shares were forfeited during the year ended December 31, 2017. Forfeited shares may be awarded to other eligible recipients in future grants until the plan termination date in 2021.  Common shares vest over a 10-year period with the first vesting occurring on the grant date.  As of December 31, 2017, 30% of the 2015 issuances have vested, 20% of the 2016 issuances have vested and 10% of the 2017 issuances have vested.  Once shares have vested, they are no longer restricted. Compensation expense, in the amount of the fair market value of the common stock at the date of the grant, will be recognized pro rata over the periods in which the shares vest. While restricted, the recipients are entitled to all shareholder rights, except that the shares may not be sold, pledged, or otherwise disposed of and are required to be held in a trust.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

(e)                                  Stock Option Plans

The Northwest Bancshares, Inc. 2011 Equity Incentive Plan also authorizes the granting of 7,015,583 stock options.  On May 20, 2015, we granted employees 660,570 stock options and outside directors 64,800 stock options with an exercise price of $12.37 per share.  On May 18, 2016, we granted employees 660,600 stock options and outside directors 64,800 stock options with an exercise price of $14.15 per share.  On May 17, 2017, we granted employees 754,210 stock options and outside directors 64,800 stock options with an exercise price of $15.57 per share.  Awarded stock options vest over a ten-year period with the first vesting occurring on the grant date with a ten year exercise period from the grant date.

The following table summarizes the activity in our option plans during the years ended December 31, 2017, 2016 and 2015 (amounts in this table are not in thousands):

	Years ended December 31,
	2017		2016		2015
	Number	Weighted average exercise price	Number	Weighted average exercise price	Number	Weighted average exercise price
Balance at beginning of year	5,804,105	$12.25	6,306,496	$11.81	6,402,407	$11.65
Granted (1)	819,010	15.57	725,400	14.15	665,370	12.37
Exercised (2)	(630,591)	11.66	(1,081,072)	11.01	(474,253)	10.27
Forfeited/ expired	(296,954)	12.43	(146,719)	12.71	(287,028)	12.26
Balance at end of year	5,695,570	12.75	5,804,105	12.25	6,306,496	11.81
Exercisable at end of year	3,016,367	11.99	3,035,718	11.71	3,431,113	11.42

(1)	Weighted average fair value of options at grant date: $1.55, $1.52 and $1.14, respectively.

(2)	The total intrinsic value of options exercised was $3.5 million, $5.1 million and $1.2 million, respectively.

The aggregate intrinsic value of all options expected to vest and fully vested options at December 31, 2017 is $8.6 million and $14.3 million, respectively.  The following table summarizes the number of options outstanding, number of options exercisable, and weighted average remaining life of all option grants as of December 31, 2017:

	Exercise price $7.48	Exercise price $9.79	Exercise price $11.12	Exercise price $11.49	Exercise price $11.70	Exercise price $12.12	Exercise price $12.17
Options outstanding:
Number of options	164,289	143,224	48,027	260,456	384,380	342,789	14,500
Weighted average remaining contract life (years)	1.25	1.00	0.25	2.25	4.50	3.25	3.50
Options exercisable:
Number of options	164,289	143,224	48,027	260,456	237,916	299,253	13,000
Weighted average remaining term - vested (years)	1.25	1.00	0.25	2.25	4.50	3.25	3.50

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

	Exercise price $12.32	Exercise price $12.37	Exercise price $12.44	Exercise price $13.15	Exercise price $14.15	Exercise price $15.57	Total $12.75
Options outstanding:
Number of options	1,537,329	522,750	427,090	440,653	643,998	766,085	5,695,570
Weighted average remaining contract life (years)	3.50	7.50	5.50	6.50	8.50	9.50	5.46
Options exercisable:
Number of options	1,079,159	163,646	226,292	178,091	126,374	76,640	3,016,367
Weighted average remaining term - vested (years)	3.50	7.50	5.50	6.50	8.50	9.50	4.04

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

Financial assets and liabilities are categorized based upon the following characteristics or inputs to the valuation techniques:

•
Level 1 - Financial assets and liabilities for which inputs are observable and are obtained from reliable quoted prices for identical assets or liabilities in actively traded markets.  This is the most reliable fair value measurement and includes, for example, active exchange-traded equity securities.

•
Level 2 - Financial assets and liabilities for which values are based on quoted prices in markets that are not active or for which values are based on similar assets or liabilities that are actively traded.  Level 2 also includes pricing models in which the inputs are corroborated by market data, for example, matrix pricing.

•
Level 3 - Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  Level 3 inputs include the following:

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
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

Marketable Securities

Where available, market values are based on quoted market prices, dealer quotes, and prices obtained from independent pricing services.

Debt securities — available-for-sale - Generally, debt securities are valued using pricing for similar securities, recently executed transactions and other pricing models utilizing observable inputs. The valuation for most debt securities is classified as Level 2. Securities within Level 2 include corporate bonds, municipal bonds, mortgage-backed securities and US government obligations. Certain debt securities which were AAA rated at purchase do not have an active market and as such we have used an alternative method to determine the fair value of these securities. The fair value has been determined using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions. As such, securities which otherwise would have been classified as level 2 securities if an active market for those assets or similar assets existed are included herein as level 3 assets. Other debt securities, pooled trust preferred securities rated below AA at purchase, have a fair value based on a discounted cash flow model using similar assumptions to those noted above and accordingly are classified as level 3 assets.

Equity securities — available-for-sale - Level 1 securities include publicly traded securities valued using quoted market prices. We consider the financial condition of the issuer to determine if the securities have indicators of impairment.

Debt securities — held-to-maturity - The fair value of debt securities held to maturity is determined in the same manner as debt securities available for sale.

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
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

Junior Subordinated Debentures

The fair value of junior subordinated debentures is calculated using the discounted cash flows at the prevailing rate of interest.

Interest rate and foreign exchange swap agreements

The fair value of the interest rate swaps is based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate. To price interest rate swaps, cash flows are first projected for each payment date using the fixed rate for the fixed side of the swap and the forward rates for the floating side of the swap. These swap cash flows are then discounted to time zero using LIBOR zero-coupon interest rates. The sum of the present value of both legs is the fair market value of the interest rate swap. These valuations have been derived from our third party vendor’s proprietary models rather than actual market quotations. The proprietary models are based upon financial principles and assumptions that we believe to be reasonable. The fair value of the foreign exchange swap is derived from proprietary models rather than actual market quotations. The proprietary models are based upon financial principles and assumptions we believe to be reasonable.

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At December 31, 2017 and 2016, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at December 31, 2017 and 2016:

	December 31, 2017
	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$77,710	77,710	77,710	—	—
Securities available-for-sale	792,535	792,535	574	791,961	—
Securities held-to-maturity	29,678	29,667	—	29,667	—
Loans receivable, net	7,736,614	7,762,562	3,128	—	7,759,434
Accrued interest receivable	23,352	23,352	23,352	—	—
Interest rate swaps	214	214	—	214	—
FHLB Stock	11,733	11,733	—	—	—
Total financial assets	$8,671,836	8,697,773	104,764	821,842	7,759,434

Financial liabilities:
Savings and checking accounts	$6,414,366	6,414,366	6,414,366	—	—
Time deposits	1,412,623	1,433,380	—	—	1,433,380
Borrowed funds	108,238	108,238	108,238	—	—
Junior subordinated debentures	111,213	110,954	—	—	110,954
Interest rate swaps	1,278	1,278	—	1,278	—
Foreign exchange swaps	61	61	—	61	—
Accrued interest payable	460	460	460	—	—
Total financial liabilities	$8,048,239	8,068,737	6,523,064	1,339	1,544,334

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

	December 31, 2016
	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$389,867	389,867	389,867	—	—
Securities available-for-sale	826,200	826,200	4,440	812,394	9,366
Securities held-to-maturity	19,978	20,426	—	20,426	—
Loans receivable, net	7,496,408	7,878,815	9,625	—	7,869,190
Accrued interest receivable	21,699	21,699	21,699	—	—
Interest rate swaps	238	238	—	238	—
FHLB Stock	7,390	7,390	—	—	—
Total financial assets	$8,761,780	9,144,635	425,631	833,058	7,878,556

Financial liabilities:
Savings and checking accounts	$6,341,735	6,341,735	6,341,735	—	—
Time deposits	1,540,586	1,626,434	—	—	1,626,434
Borrowed funds	142,899	142,899	142,899	—	—
Junior subordinated debentures	111,213	113,313	—	—	113,313
Interest rate swaps	2,974	2,974	—	2,974	—
Accrued interest payable	643	643	643	—	—
Total financial liabilities	$8,140,050	8,227,998	6,485,277	2,974	1,739,747

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The preceding methods and assumptions were used in estimating the fair value of financial instruments at December 31, 2017 and 2016.  There were no transfers of financial instruments between Level 1 and Level 2 during the years ended December 31, 2017 and 2016.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table represents assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	Level 1	Level 2	Level 3	Total at fair value
Assets
Equity securities	$574	—	—	574
Debt securities:
U.S. government and agencies	—	1	—	1
Government sponsored enterprises	—	209,269	—	209,269
States and political subdivisions	—	51,056	—	51,056
Corporate	—	909	—	909
Total debt securities	—	261,235	—	261,235
Residential mortgage-backed securities:
GNMA	—	29,695	—	29,695
FNMA	—	82,969	—	82,969
FHLMC	—	64,021	—	64,021
Non-agency	—	555	—	555
Collateralized mortgage obligations:
GNMA	—	4,769	—	4,769
FNMA	—	191,512	—	191,512
FHLMC	—	157,190	—	157,190
Non-agency	—	15	—	15
Total mortgage-backed securities	—	530,726	—	530,726
Interest rate swaps	—	214	—	214
Total assets	$574	792,175	—	792,749

Liabilities
Interest rate swaps	$—	1,278	—	1,278
Foreign exchange swaps	—	61	—	61
Total liabilities	$—	1,339	—	1,339

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table represents assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total at fair value
Assets
Equity securities	$4,440	—	—	4,440
Debt securities:
U.S. government and agencies	—	6	—	6
Government sponsored enterprises	—	294,170	—	294,170
States and political subdivisions	—	63,070	—	63,070
Corporate	—	7,614	9,366	16,980
Total debt securities	—	364,860	9,366	374,226
Residential mortgage-backed securities:
GNMA	—	30,883	—	30,883
FNMA	—	106,578	—	106,578
FHLMC	—	82,115	—	82,115
Non-agency	—	579	—	579
Collateralized mortgage obligations:
GNMA	—	6,287	—	6,287
FNMA	—	95,186	—	95,186
FHLMC	—	119,197	—	119,197
SBA	—	6,608	—	6,608
Non-agency	—	101	—	101
Total mortgage-backed securities	—	447,534	—	447,534
Interest rate swaps	—	238	—	238
Total assets	$4,440	812,632	9,366	826,438

Liabilities
Interest rate swaps	$—	2,974	—	2,974
Total liabilities	$—	2,974	—	2,974

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2017 and 2016:

	December 31,
	2017	2016
	Debt securities

Beginning balance January 1,	$9,366	8,955

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	—
Included in other comprehensive income	1,282	411

Purchases	—	—
Sales	(10,648)	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—

Ending balance December 31,	$—	9,366

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment, real estate owned, and mortgage servicing rights.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2017:

	Level 1	Level 2	Level 3	Total assets at fair value
Loans evaluated for impairment	$—	—	33,421	33,421
Real estate owned	—	—	5,666	5,666

Total assets	$—	—	39,087	39,087

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2016:

	Level 1	Level 2	Level 3	Total assets at fair value
Loans evaluated for impairment	$—	—	41,933	41,933
Mortgage servicing rights	—	—	246	246
Real estate owned	—	—	4,889	4,889

Total assets	$—	—	47,068	47,068

Loans measured for impairment - A loan is considered to be impaired as described in note 1(f). We classify impaired loans as nonrecurring Level 3.

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
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at December 31, 2017:

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans measured for impairment	$33,421	Appraisal	Estimated costs to sell	10%
		value (1)
		Discounted cash	Discount rate	4.25% to 10.0% (7.50%)
		flow

Real estate owned	5,666	Appraisal	Estimated costs to sell	10%
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

Quantitative measures established by regulation to ensure capital adequacy require us and our banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2017 and 2016, we and our banking subsidiary exceeded all capital adequacy requirements to which we were subject.

As of December 15, 2017, the most recent notification from the FDIC categorized Northwest Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the bank must maintain total risk-based, Tier 1 risk-based, CET 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s categories.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

The actual, required, and well capitalized levels as of December 31, 2017 and 2016 were as follows:

	At December 31, 2017
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,136,076	15.831%	$663,823	9.250%	$717,647	10.000%
Northwest Bank	1,017,251	14.189%	663,179	9.250%	716,951	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,079,270	15.039%	520,294	7.250%	574,117	8.000%
Northwest Bank	960,443	13.396%	519,789	7.250%	573,560	8.000%

CET 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	971,395	13.536%	412,647	5.750%	466,470	6.500%
Northwest Bank	960,443	13.396%	412,247	5.750%	430,170	6.000%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,079,270	11.676%	369,735	4.000%	462,169	5.000%
Northwest Bank	960,443	10.400%	369,482	4.000%	461,853	5.000%
 (1) Amounts and ratios include the 2017 capital conservation buffer of 1.250% with the exception of Tier 1 capital to average assets. For further information related to the capital conservation buffer, see Item 1. Business - "Supervision and Regulation".

	At December 31, 2016
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,051,582	14.873%	$609,835	8.625%	$707,056	10.000%
Northwest Bank	961,279	13.609%	609,248	8.625%	706,375	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	990,153	14.004%	468,424	6.625%	565,644	8.000%
Northwest Bank	900,328	12.746%	467,973	6.625%	565,100	8.000%

CET 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	882,278	12.478%	362,366	5.125%	459,586	6.500%
Northwest Bank	900,328	12.746%	362,017	5.125%	459,144	6.500%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	990,153	10.530%	376,116	4.000%	470,145	5.000%
Northwest Bank	900,328	9.585%	375,735	4.000%	469,669	5.000%
(1) Amounts and ratios include the 2016 capital conservation buffer of 0.625% with the exception of Tier 1 capital to average assets. For further information related to the capital conservation buffer, see Item 1. Business - "Supervision and Regulation".

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
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

(18)         Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of December 31, 2017 we have not accrued for legal proceedings based on our analysis of currently available information which is subject to significant judgment and a variety of assumptions and uncertainties. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(19)       Components of Accumulated Other Comprehensive Income

The following table sets forth the components of accumulated other comprehensive income as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Unrealized gain on marketable securities available-for-sale	$(4,409)	395
Fair value of interest rate swaps	(691)	(1,778)
Defined benefit pension plans	(26,980)	(26,608)
Accumulated other comprehensive income	$(32,080)	(27,991)

The following table shows the changes in accumulated other comprehensive income by component for the year ended December 31, 2017:

	Unrealized gains and losses on securities available-for- sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of January 1,	$395	(1,778)	(26,608)	(27,991)
Other comprehensive income/ (loss) before reclassification adjustments	(2,478)	1,087	(1,254)	(2,645)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(2,326)	—	882	(1,444)
Net other comprehensive income/ (loss)	(4,804)	1,087	(372)	(4,089)
Balance as of December 31,	$(4,409)	(691)	(26,980)	(32,080)

(1)	Consists of realized gains on securities (gain on sales of investments, net) of $3,814, net of tax (income tax expense) of $1,488.

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $2,323 and amortization of net loss (compensation and employee benefits) of $(3,818), net of tax (income tax expense) of $613.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table shows the changes in accumulated other comprehensive income by component for the year ended December 31, 2016:

	Unrealized gains and losses on securities available-for- sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of January 1,	$3,325	(2,779)	(25,081)	(24,535)
Other comprehensive income/ (loss) before reclassification adjustments	(2,728)	1,001	(2,399)	(4,126)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(202)	—	872	670
Net other comprehensive income/ (loss)	(2,930)	1,001	(1,527)	(3,456)
Balance as of December 31,	$395	(1,778)	(26,608)	(27,991)

(1)	Consists of realized gains on securities (gain on sales of investments, net) of $331 net of tax (income tax expense) of $(129).

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $2,323 and amortization of net loss (compensation and employee benefits) of $(3,801), net of tax (income tax expense) of $606.

The following table shows the changes in accumulated other comprehensive income by component for the year ended December 31, 2015:

	Unrealized gains and losses on securities available-for- sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of January 1,	$3,461	(4,078)	(23,753)	(24,370)
Other comprehensive income/ (loss) before reclassification adjustments	315	1,299	(2,203)	(589)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(451)	—	875	424
Net other comprehensive income/ (loss)	(136)	1,299	(1,328)	(165)
Balance as of December 31,	$3,325	(2,779)	(25,081)	(24,535)

(1)	Consists of realized losses on securities (gain on sales of investments, net) of $740 net of tax (income tax expense) of $(289).

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $2,323 and amortization of net loss (compensation and employee benefits) of $(3,758), net of tax (income tax expense) of $560.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

(20)                          Parent Company Only Financial Statements - Condensed

Statements of Financial Condition

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$26,088	34,521
Marketable securities available-for-sale	545	4,413
Investment in bank subsidiary	1,200,799	1,193,175
Other assets	92,712	52,645
Total assets	$1,320,144	1,284,754

Liabilities and Shareholders’ Equity
Liabilities:
Debentures payable	$111,213	111,213
Other liabilities	1,207	2,878
Total liabilities	112,420	114,091
Shareholders’ equity	1,207,724	1,170,663
Total liabilities and shareholders’ equity	$1,320,144	1,284,754

Statements of Income

	Years ended December 31,
	2017	2016	2015
Income:
Interest income	$137	737	1,258
Other income	2,297	709	659
Dividends from bank subsidiary	90,000	50,000	135,000
Undistributed earnings from equity investment in bank subsidiary	7,255	2,760	(70,854)
Total income	99,689	54,206	66,063
Expense:
Compensation and benefits	1,282	1,129	1,061
Other expense	553	561	1,356
Interest expense	4,666	4,560	4,926
Total expense	6,501	6,250	7,343
Income before income taxes	93,188	47,956	58,720
Federal and state income taxes	(1,279)	(1,711)	(1,820)
Net income	$94,467	49,667	60,540

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

Statements of Cash Flows

	Years ended December 31,
	2017	2016	2015
Operating activities:
Net income	$94,467	49,667	60,540
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary	(7,255)	(2,760)	70,854
Noncash stock benefit plan compensation expense	4,894	10,916	5,654
Gain on sale of marketable securities	(1,615)	(43)	(54)
Net change in other assets and liabilities	(43,513)	(63,533)	(5,824)
Net cash provided by/ (used in) operating activities	46,978	(5,753)	131,170
Investing activities:
Net sale of marketable securities	2,800	(1,952)	1,192
Acquisition, net of cash received	—	—	(89,398)
Net cash provided by/ (used in) investing activities	2,800	(1,952)	(88,206)
Financing activities:
Cash dividends paid	(65,212)	(60,156)	(52,825)
Share repurchases	—	(1,752)	(7,847)
Repayment of loan to ESOP	—	797	1,549
Redemption of junior subordinated debt	—	—	(8,119)
Excess tax benefit from stock-based compensation	—	1,425	332
Proceeds from options exercised	7,001	10,856	4,303
Net cash used in financing activities	(58,211)	(48,830)	(62,607)
Net decrease in cash and cash equivalents	$(8,433)	(56,535)	(19,643)
Cash and cash equivalents at beginning of year	$34,521	91,056	110,699
Net decrease in cash and cash equivalents	(8,433)	(56,535)	(19,643)
Cash and cash equivalents at end of year	$26,088	34,521	91,056

(21)     Derivative Financial Instruments

We are a party to derivative financial instruments in the normal course of business to manage our own exposure to fluctuations in interest rates and to meet the needs of our customers. The primary derivatives that we use are interest rate swaps and caps and foreign exchange contracts, which are entered into with counterparties that meet established credit standards. We believe that the credit risk inherent in all of our derivative contracts is minimal based on our credit standards and the netting and collateral provisions of the interest rate swap agreements

(a)     Derivatives Designated in Hedging Relationships

We are currently a counterparty to two interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Northwest Bancorp Capital Trust III and Northwest Bancorp Capital Trust IV.  The first swap modifies the re-pricing characteristics of Northwest Bancorp Capital Trust III, wherein for a 10 years period expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The second swap modifies the re-pricing characteristics of Northwest Bancorp Capital Trust IV, wherein for a ten years period expiring in December 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million.  The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contracts is not significant.  At December 31, 2017, $1.6 million of cash was pledged as collateral to the counterparty.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

These cash flow hedges are recorded within other liabilities on the consolidated statement of financial condition at their estimated fair value. At December 31, 2017, the fair value of the swap agreements was $(1.1) million, and there was no hedge ineffectiveness for any of the swaps discussed above. During the next twelve months, as the swaps expire, we estimate that $700,000 will be reclassified from accumulated other comprehensive income into interest expense.

(b)     Derivatives Not Designated in Hedge Relationships

In addition to our derivatives designated in hedge relationships, we act as an interest rate or foreign exchange swap counterparty for certain commercial borrowers in the normal course of servicing our customers, which are accounted for at fair value. We manage our exposure to such interest rate or foreign exchange swaps by entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the swaps we have with the commercial borrowers. These positions (referred to as “customer swaps”) directly offset each other and our exposure is fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. Customer swaps are recorded within other assets or other liabilities on the consolidated statement of financial condition at their estimated fair value. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the consolidated statement of income.

The following table presents information regarding our derivative financial instruments, at December 31,:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
2017:
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	—	50,000	1,064
Derivatives not designated as hedging instruments:
Interest rate swap agreements	92,631	214	92,631	214
Foreign exchange swap agreements	—	—	12,344	61
Total derivatives	$92,631	214	154,975	1,339

2016:
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	—	50,000	2,736
Derivatives not designated as hedging instruments:
Interest rate swap agreements	10,559	238	10,559	238
Foreign exchange swap agreements	—	—	—	—
Total derivatives	$10,559	238	60,559	2,974
The following table indicates the gain or loss recognized in income on derivatives for the periods indicated:

	For the years ended December 31,
	2017	2016	2015
Non-hedging swap derivatives:
Increase/ (decrease) in other income	$(373)	—	—

Hedging interest rate derivatives:
Increase in interest expense	1,599	1,866	2,922

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

(22)                          Selected Quarterly Financial Data - Unaudited

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2017:
Interest income	$87,267	89,797	90,231	91,561
Interest expense	6,690	7,066	6,994	7,321
Net interest income	80,577	82,731	83,237	84,240
Provision for loan losses	4,637	5,562	3,027	6,525
Noninterest income	21,504	41,477	24,594	22,905
Noninterest expenses	71,646	73,262	68,799	71,896
Income before income taxes	25,798	45,384	36,005	28,724
Income tax expense	8,052	14,402	12,414	6,576
Net income	$17,746	30,982	23,591	22,148
Basic earnings per share	$0.18	0.31	0.23	0.22
Diluted earnings per share	$0.17	0.30	0.23	0.22

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2016:
Interest income	$85,298	85,555	84,748	90,033
Interest expense	13,746	10,008	7,454	7,091
Net interest income	71,552	75,547	77,294	82,942
Provision for loan losses	1,660	4,199	5,538	2,145
Noninterest income	19,448	20,275	20,818	24,819
Noninterest expenses	63,275	102,122	73,680	68,761
Income before income taxes	26,065	(10,499)	18,894	36,855
Income tax expense	8,081	(3,491)	4,697	12,361
Net income	$17,984	(7,008)	14,197	24,494
Basic earnings per share	$0.18	(0.07)	0.14	0.24
Diluted earnings per share	$0.18	(0.07)	0.14	0.24

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(All dollar amounts presented in tables are in thousands, except as indicated)

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2015:
Interest income	$76,880	75,970	81,091	85,639
Interest expense	13,899	13,792	14,150	14,486
Net interest income	62,981	62,178	66,941	71,153
Provision for loan losses	900	1,050	3,167	4,595
Noninterest income	14,625	16,525	18,140	19,546
Noninterest expenses	53,711	55,135	63,804	61,227
Income before income taxes	22,995	22,518	18,110	24,877
Income tax expense	6,825	7,213	5,238	8,684
Net income	$16,170	15,305	12,872	16,193
Basic earnings per share	$0.18	0.17	0.14	0.16
Diluted earnings per share	$0.18	0.17	0.13	0.16

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

There were no changes made in our internal controls during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Management’s Report On Internal Control Over Financial Reporting - filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 9B.                                       OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) is incorporated herein by reference.

Executive Officers
The “Proposal I-Election of Directors-Executive Officers who are not Directors” section of the 2018 Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act
The cover page and the “Proposal I-Election of Directors-Section 16(a) Beneficial Ownership Reporting Compliance” section of the 2018 Proxy Statement is incorporated herein by reference.

Code of Ethics
The “Proposal I-Election of Directors-Codes of Ethics” section of the 2018 Proxy Statement is incorporated herein by reference. A copy of the Code of Ethics is available to shareholders on the “Governance Documents” portion of the Investor Relations’ section on the Company’s website at www.northwest.com.

Corporate Governance
Information regarding the audit committee and its composition and the audit committee’s financial expert required by this item is incorporated herein by reference to the section captioned “Proposal I-Election of Directors-Meetings and Committees of the Board of Directors-Audit Committee” section of the 2018 Proxy Statement.

ITEM 11.                                         EXECUTIVE COMPENSATION

The “Proposal I—Election of Directors-Meetings and Committees of the Board of Directors-Compensation Committee,” “-Compensation Committee Interlocks and Insider Participation,” “-Compensation Committee Report,” “-Compensation Discussion and Analysis,” “-Executive Compensation,” “-Employment Agreements/Change in Control Agreements,” “-Potential Payments to Named Executive Officers,” “-Defined Benefit Plans,” “-Supplemental Executive Retirement Plan,” “-Life Insurance Coverage” and “-Directors’ Compensation” sections of the Company’s 2018 Proxy Statement are incorporated herein by reference.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I—Election of Directors” section of the Company’s 2018 Proxy Statement is incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders.

Set forth below is certain information as of December 31, 2017 regarding equity compensation plans that have been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price (1)	Number of securities remaining available for issuance under plan
Northwest Bancorp, Inc. 2004 Stock Option Plan	48,027	$11.12	—
Northwest Bancorp, Inc. 2008 Stock Option Plan	1,806,736	11.52	670,821
Northwest Bancshares, Inc. 2011 Equity Incentive Plan	3,840,807	13.35	2,820,677
Total	5,695,570	12.75	3,491,498

(1)	Reflects exercise price of options only.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Proposal I-Election of Directors-Board Independence” and “Proposal I-Election of Directors- Transactions with Certain Related Persons” sections of the Company’s 2018 Proxy Statement are incorporated  herein by reference.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Company’s 2018 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.                                         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Management’s Report on Internal Control Over Financial Reporting

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Report of Independent Registered Public Accounting Firm

(D)	Consolidated Statements of Financial Condition - At December 31, 2017 and 2016

(E)	Consolidated Statements of Income — Years ended December 31, 2017, 2016 and 2015

(F)	Consolidated Statements of Comprehensive Income — Years ended December 31, 2017, 2016 and 2015

(G)	Consolidated Statements of Changes in Shareholders’ Equity — Years ended December 31, 2017, 2016 and 2015

(H)	Consolidated Statements of Cash Flows — Years ended December 31, 2017, 2016 and 2015

(I)	Notes to the Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Articles of Incorporation	(2)
3.2	Bylaws	(2)

4	Form of Common Stock Certificate	(2)

9	Voting trust agreement	None

10.1	Amendment and Restatement of Deferred Compensation Plan for Outside Directors Of Northwest Savings Bank and Eligible Affiliates	(3)

10.2	Retirement Plan for Outside Directors of Northwest Savings Bank and Eligible Affiliates	(3)

10.3	Amended and Restated Northwest Savings Bank Nonqualified Supplemental Retirement Plan	(3)

10.4	Employee Stock Ownership Plan	(1)- intentionally omitted

10.5	Northwest Bancorp, Inc. 2004 Stock Option Plan	(4)

10.6	Northwest Bancorp, Inc. 2004 Recognition and Retention Plan	(4)

10.7	Management Bonus Plan	(8)

10.8	Northwest Bancorp, Inc. 2008 Stock Option Plan	(5)

10.9	Amended and Restated Northwest Savings Bank and Affiliates Upper Managers Bonus Deferred Compensation Plan	(3)

10.10	Employment Agreement for William J. Wagner	(6)

10.11	Employment Agreement for William W. Harvey, Jr.	(6)

10.12	Employment Agreement for Steven G. Fisher	(6)

10.13	Change in Control Agreement for Michael G. Smelko	(6)

10.14	Change in Control Agreement for Michael W. Bickerton	(9)

10.15	Employment Agreement for Ronald J. Seiffert	(10)

10.16	Northwest Bancshares, Inc. 2011 Equity Incentive Plan	(7)

10.17	Acknowledgment and Waiver William J. Wagner	Filed herewith as Exhibit 10.17

10.18	Acknowledgment and Waiver William W. Harvey, Jr.	Filed herewith as Exhibit 10.18

10.19	Acknowledgment and Waiver Steven G. Fisher	Filed herewith as Exhibit 10.19

11	Statement re: computation of per share earnings	None

12	Statement re: computation of ratios	Not required

16	Letter re: change in certifying accountant	None

18	Letter re: change in accounting principles	None

21	Subsidiaries of Registrant	(3)

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of experts and counsel	Filed herewith as Exhibit 23

24	Power of Attorney	Not Required

28	Information from reports furnished to State insurance regulatory authorities	None

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32

101	Interactive Data File (XBRL)	Filed herewith as Exhibit 101

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-31687), originally filed with the SEC on July 21, 1997, as amended on October 9, 1997 and November 4, 1997.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-161805), filed with the SEC on September 9, 2009.
(3)	Incorporated by reference to the Company’s annual Report on Form 10-K (File No. 000-23817), file with the SEC on March 4, 2009.
(4)	Incorporated by reference to the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on October 6, 2004.
(5)	Incorporated by reference to the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on April 11, 2008.
(6)	Incorporated by reference to the Periodic Report on Form 8-K (File No. 001-34582), filed with the SEC on March 9, 2015.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on March 1, 2011.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on February 29, 2012.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on March 1, 2017.
(10)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on November 2, 2017.
ITEM 16.                                         FORM 10K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCSHARES, INC.

Date: March 1, 2018	By:	/s/ William J. Wagner
William J. Wagner, Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 1, 2018	By:	/s/ William J. Wagner
William J. Wagner, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 1, 2018	By:	/s/ William W. Harvey, Jr.,
William W. Harvey, Jr., Senior Executive Vice President, Finance,
and Chief Financial Officer (Principal Financial Officer)

Date: March 1, 2018	By:	/s/ Gerald J. Ritzert
Gerald J. Ritzert, Executive Vice President, and
Controller (Principal Accounting Officer)

Date: March 1, 2018	By:	/s/ Robert M. Campana
Robert M. Campana

Date: March 1, 2018	By:	/s/ Deborah J. Chadsey
Deborah J. Chadsey, Director

Date: March 1, 2018	By:	/s/ Timothy B. Fannin
Timothy B. Fannin, Director

Date: March 1, 2018	By:	/s/ Timothy M. Hunter
Timothy M. Hunter

Date: March 1, 2018	By:	/s/ John P. Meegan
John P. Meegan, Director

Date: March 1, 2018	By:	/s/ William F. McKnight
William F. McKnight, Director

Date: March 1, 2018	By:	/s/ Mark A. Paup
Mark A. Paup, Director

Date: March 1, 2018	By:	/s/ Sonia M. Probst
Sonia M. Probst, Director

Date: March 1, 2018	By:	/s/ Philip M. Tredway
Philip M. Tredway, Director