Form 10-Q
period 2018-03-31
Northwest Bancshares, Inc.
filed 2018-05-10
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock ($0.01 par value), 102,603,615 shares outstanding as of April 30, 2018

NORTHWEST BANCSHARES, INC.

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$192,158	77,710
Marketable securities available-for-sale (amortized cost of $771,110 and $800,094)	757,976	792,535
Marketable securities held-to-maturity (fair value of $27,324 and $29,667)	27,709	29,678
Total cash and cash equivalents and marketable securities	977,843	899,923

Personal Banking loans:
Residential mortgage loans held-for-sale	—	3,128
Residential mortgage loans	2,772,148	2,773,075
Home equity loans	1,288,361	1,310,355
Consumer loans	686,038	671,389
Total Personal Banking loans	4,746,547	4,757,947
Commercial Banking loans:
Commercial real estate loans	2,512,257	2,454,726
Commercial loans	623,463	580,736
Total Commercial Banking loans	3,135,720	3,035,462
Total loans	7,882,267	7,793,409
Allowance for loan losses	(55,211)	(56,795)
Total loans, net	7,827,056	7,736,614

Federal Home Loan Bank stock, at cost	7,694	11,733
Accrued interest receivable	23,051	23,352
Real estate owned, net	4,041	5,666
Premises and equipment, net	148,184	151,944
Bank owned life insurance	172,537	171,547
Goodwill	307,420	307,420
Other intangible assets	24,149	25,669
Other assets	29,004	30,066
Total assets	$9,520,979	9,363,934

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing checking deposits	$1,679,853	1,610,409
Interest-bearing checking deposits	1,476,177	1,442,928
Money market deposit accounts	1,707,837	1,707,450
Savings deposits	1,701,022	1,653,579
Time deposits	1,420,600	1,412,623
Total deposits	7,985,489	7,826,989

Borrowed funds	104,558	108,238
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	111,213	111,213
Advances by borrowers for taxes and insurance	43,654	40,825
Accrued interest payable	528	460
Other liabilities	60,283	68,485
Total liabilities	8,305,725	8,156,210

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 102,599,662 and 102,394,828 shares issued, respectively	1,026	1,027
Paid-in capital	734,065	730,719
Retained earnings	522,384	508,058
Accumulated other comprehensive loss	(42,221)	(32,080)
Total shareholders’ equity	1,215,254	1,207,724
Total liabilities and shareholders’ equity	$9,520,979	9,363,934
See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Quarter ended March 31,
	2018	2017
Interest income:
Loans receivable	$85,220	82,751
Mortgage-backed securities	3,013	2,222
Taxable investment securities	678	1,006
Tax-free investment securities	390	569
FHLB dividends	97	59
Interest-earning deposits	135	660
Total interest income	89,533	87,267
Interest expense:
Deposits	6,458	5,465
Borrowed funds	1,308	1,225
Total interest expense	7,766	6,690
Net interest income	81,767	80,577
Provision for loan losses	4,209	4,637
Net interest income after provision for loan losses	77,558	75,940
Noninterest income:
Gain on sale of investments	153	17
Service charges and fees	11,899	11,717
Trust and other financial services income	4,031	4,304
Insurance commission income	2,749	2,794
(Loss)/ gain on real estate owned, net	(546)	(67)
Income from bank owned life insurance	990	1,068
Mortgage banking income	224	240
Other operating income	2,288	1,431
Total noninterest income	21,788	21,504
Noninterest expense:
Compensation and employee benefits	36,510	38,272
Premises and occupancy costs	7,307	7,516
Office operations	3,408	4,222
Collections expense	512	549
Processing expenses	9,706	9,909
Marketing expenses	2,140	2,148
Federal deposit insurance premiums	717	1,167
Professional services	2,277	2,575
Amortization of intangible assets	1,520	1,749
Real estate owned expense	292	282
Restructuring/ acquisition expense	—	223
Other expenses	3,032	3,034
Total noninterest expense	67,421	71,646
Income before income taxes	31,925	25,798
Federal and state income taxes expense	6,940	8,052
Net income	$24,985	17,746
Basic earnings per share	$0.25	0.18
Diluted earnings per share	$0.24	0.17

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended March 31,
	2018	2017
Net income	$24,985	17,746
Other comprehensive income net of tax:
Net unrealized holding gains/ (losses) on marketable securities:
Unrealized holding losses net of tax of $1,587 and $(314), respectively	(3,955)	658
Reclassification adjustment for gains included in net income, net of tax of $7 and $8, respectively	(26)	(11)
Net unrealized holding gains on marketable securities	(3,981)	647

Change in fair value of interest rate swaps, net of tax of $(95) and $(163), respectively	360	303

Defined benefit plan:
Reclassification adjustments for prior period service costs and net losses included in net income, net of tax of $(90) and $(153), respectively	226	220

Other comprehensive income/ (loss)	(3,395)	1,170

Total comprehensive income	$21,590	18,916

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(dollars in thousands, expect share data)

Quarter ended March 31, 2017

					Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2016	101,699,406	$1,017	718,834	478,803	(27,991)	1,170,663

Comprehensive income:
Net income	—	—	—	17,746	—	17,746

Other comprehensive income, net of tax of $(622)	—	—	—	—	1,170	1,170

Total comprehensive income	—	—	—	17,746	1,170	18,916

Exercise of stock options	288,536	3	3,303	—	—	3,306

Stock-based compensation expense	—	—	918	—	—	918

Dividends paid ($0.16 per share)	—	—	—	(16,240)	—	(16,240)

Balance at March 31, 2017	101,987,942	$1,020	723,055	480,309	(26,821)	1,177,563

Quarter ended March 31, 2018

					Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2017	102,394,828	$1,027	730,719	508,058	(32,080)	1,207,724

Reclassification due to adoption of ASU No. 2018-02	—	$—	—	6,746	(6,746)	—

Comprehensive income:
Net income	—	—	—	24,985	—	24,985

Other comprehensive loss, net of tax of $1,409	—	—	—	—	(3,395)	(3,395)

Total comprehensive income	—	—	—	31,731	(10,141)	21,590

Exercise of stock options	204,834	2	2,365	—	—	2,367

Stock-based compensation expense	—	—	978	—	—	978

Stock-based compensation forfeited	—	(3)	3	—	—	—

Dividends paid ($0.17 per share)	—	—	—	(17,405)	—	(17,405)

Balance at March 31, 2018	102,599,662	$1,026	734,065	522,384	(42,221)	1,215,254

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Quarter ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net Income	$24,985	17,746
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,209	4,637
Net (gain)/ loss on sale of assets	1,009	(410)
Net depreciation, amortization and accretion	3,753	5,582
Decrease in other assets	1,294	7,634
Decrease in other liabilities	(7,364)	(4,465)
Net amortization on marketable securities	466	518
Noncash write-down of real estate owned	774	418
Origination of loans held for sale	(1,297)	(18,579)
Proceeds from sale of loans held for sale	4,501	26,653
Noncash compensation expense related to stock benefit plans	978	918
Net increase in assets and liabilities held-for-sale	—	3,382
Net cash provided by operating activities	33,308	44,034

INVESTING ACTIVITIES:
Purchase of marketable securities held-to-maturity	—	(23,621)
Purchase of marketable securities available-for-sale	(14,250)	(80,346)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	1,965	1,708
Proceeds from maturities and principal reductions of marketable securities available-for-sale	37,721	30,955
Proceeds from sale of marketable securities available-for-sale	5,206	—
Loan originations	(723,096)	(619,637)
Proceeds from loan maturities and principal reductions	624,663	601,464
Net sale of Federal Home Loan Bank stock	4,039	28
Proceeds from sale of real estate owned	2,618	1,217
Sale of real estate owned for investment, net	152	152
Purchase of premises and equipment	(489)	(2,256)
Net cash used in investing activities	(61,471)	(90,336)

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
(in thousands)

	Quarter ended March 31,
	2018	2017
FINANCING ACTIVITIES:
Increase in deposits, net	$158,500	103,434
Net decrease in short-term borrowings	(3,680)	(5,708)
Increase in advances by borrowers for taxes and insurance	2,829	3,591
Cash dividends paid	(17,405)	(16,240)
Proceeds from stock options exercised	2,367	3,306
Net cash provided by financing activities	142,611	88,383

Net increase in cash and cash equivalents	$114,448	42,081

Cash and cash equivalents at beginning of period	$77,710	389,867
Net increase in cash and cash equivalents	114,448	42,081
Cash and cash equivalents at end of period	$192,158	431,948

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $6,171 and $5,412, respectively)	$7,698	6,747
Income taxes	$1,367	—

Non-cash activities:
Loans foreclosures and repossessions	$2,396	3,251
Sale of real estate owned financed by the Company	$183	168

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

(1)	Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company”) or (“NWBI”), a Maryland corporation headquartered in Warren, Pennsylvania, is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Bank, a Pennsylvania-chartered savings bank (“Northwest”).  Northwest is regulated by the FDIC and the Pennsylvania Department of Banking. Northwest operates 172 community-banking offices throughout Pennsylvania, western New York, and eastern Ohio.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Capital Group, Inc., Allegheny Services, Inc., Great Northwest Corporation, and The Bert Company. The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information or footnotes required for complete annual financial statements.  In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included.  The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 updated, as required, for any new pronouncements or changes.

Certain items previously reported have been reclassified to conform to the current year's reporting format.

The results of operations for the quarter ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other period.

Stock-Based Compensation

Stock-based compensation expense of $978,000 and $918,000 for the quarters ended March 31, 2018 and 2017, respectively, was recognized in compensation expense relating to our stock benefit plans. At March 31, 2018 there was compensation expense of $3.7 million to be recognized for awarded but unvested stock options and $14.6 million for unvested common shares.

 Income Taxes- Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  At March 31, 2018 we had no liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in other expenses and (2) refund claims in other operating income.  We recognize penalties (if any) in other expenses. We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2017, 2016, 2015 and 2014.

Recently Adopted Accounting Standards

In May 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”. On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers and all related amendments to all contracts using the modified retrospective approach, with the cumulative effect recorded as an adjustment to opening retained earnings. Due to immateriality, we had no cumulative effect to record. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.

Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The services that fall within the scope of ASC 606 include service charges and fees, trust and other financial services income, insurance commission income, sale of OREO and other operating income.

Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The majority of our revenue continues to be recognized at the point in time when the services are provided to our customers.

Service charges and fees represents income earned on both loan and deposit accounts as well as interchange income. Service charges on deposit accounts primarily consist of overdraft, non-sufficient funds, ATM transaction fees and account management fees. Revenue is recognized at the point in time the transaction occurs or the service is provided to the customer. We earn interchange income from debit and credit cardholders transactions processed through payment networks. Interchange fees represent a percentage of the underlying transaction value and are generally set by the credit card associations. Interchange fees are recognized as transactions occur.

We provide trust management services and investment management services to our customers and recognize revenue as these management services are provided. Trust and investment management services are billed and paid on a monthly or quarterly basis. Additionally, we earn commissions on investment products that are sold to our customers. These commissions are recognized at the time of the sale of the third party’s product or services to our customers.

Our insurance subsidiary is an employee benefits and property and casualty insurance agency specializing in commercial and personal insurance as well as retirement benefit plans. Insurance commission income is earned at the time of sale of the third party’s product or service to our customer.

Loss on real estate owned represents gain and losses on real estate acquired by Northwest through the foreclosure process. Proceeds from the sale of these properties are recognized when control of the property transfer to the buyer. In certain instances the Bank may finance a portion of the purchase price paid by the buyer and an additional evaluation of whether all of the contract criteria are met is required. If it is not probable that we will collect substantially all of the consideration to which we expect, the transaction would not be accounted for as a sale until the concerns about collectability are resolved.

Other operating income consists primarily of revenues earned for providing transaction services to our deposit customers. The revenue is earned at the point in time the transaction occurs.

We have evaluated the nature of our contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary.

In January 2016 the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10)”. This guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this guidance as of January 1, 2018 which did not have a material impact on our results of operations and financial position. Additionally, this guidance requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. Accordingly, we refined the calculation used to determine the disclosed fair value of our loans held for investment portfolio as part of adopting this standard. The refined calculation did not have a significant impact on our fair value disclosures. Refer to note 9, "Disclosures About Fair Value of Financial Instruments".

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments”. The main objective of this ASU is to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this Update provide guidance on the following eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of bank-owned life insurance (BOLI) policies, distributions received from equity method investments, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We adopted this guidance on January 1, 2018 and are required to apply it on a retrospective basis. No reclassifications were made for the quarter and we do not expect the reclassifications to be material for the full year.

In January 2017 the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". This guidance eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under this guidance goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. This guidance is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017.We have elected to early adopt this standard as of January 1, 2018, the amendments were applied on a prospective basis and the adoption did not have a significant impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. This guidance provides a more robust framework to use in determining when a set of assets and activities (“set”) is a business and to address stakeholder feedback that the definition of a business in current GAAP is applied too broadly. The primary amendments in the ASU provide a screen to exclude transactions where substantially all of the fair value of the transferred set is concentrated in a single asset, or group of similar assets, from being evaluated as a business. We adopted this standard on January 1, 2018 and will apply the guidance to future transactions.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Costs". This guidance provides financial statement users with clearer and disaggregated information related to the components of net periodic benefit cost and improve transparency of the presentation of net periodic benefit cost in the financial statements. Employers will present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Employers will present the other components of the net periodic benefit cost separately from the line items that includes the service cost outside of any subtotal of operating income, if one is presented. This guidance is effective for annual and interim periods beginning after December 15, 2017 and should be applied retrospectively. We adopted this standard as of January 1, 2018. The other components of the net periodic benefit cost for the quarter ended March 31, 2017 totaled $517,000 and were reclassified from compensation and employee benefits to other expense.

 In March 2017 the FASB issued ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities". This guidance shortens the amortization period for certain callable debt securities held at a premium to the earliest call date from the maturity date. This guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted in any interim period. We have elected to early adopt this standard as of January 1, 2018. The adoption did not have a material impact on our results of operations or financial position.

In May 2017 the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting”. This guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. This guidance is effective for annual and interim periods beginning after December 15, 2017 and should be applied on a prospective basis to an award modified on or after the adoption date. We adopted this standard as of January 1, 2018 and will apply the guidance to future modifications.

In February 2018 the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This guidance permits a reclassification from accumulated other comprehensive income to retained earnings of the stranded tax effects resulting from the Tax Cuts and Jobs Act. This guidance is effective for annual or interim reporting periods beginning after December 15, 2018 but permits early adoption in a period for which financial statements have not been issued. We have elected to early adopt the ASU as of January 1, 2018. The reclassification from accumulated other comprehensive income to retained earnings was $6.7 million for the release of standard income tax effects relating to the unrealized gains and losses on available for sale securities and the change in fair value of our interest rate swaps and our pension plan. Our policy for releasing income tax effects from accumulated other comprehensive income is to release them as investments are sold or matured and liabilities are extinguished.

Recently Issued Accounting Standards

In February 2016 the FASB issued ASU 2016-2, “Leases”. This guidance requires a lessee to recognize in the statement of financial condition a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the term of the lease. Optional periods should only be recognized if the lessee is reasonably certain to exercise the option. For leases with a term of twelve months or less, the lessee is permitted not to recognize lease assets and lease liabilities and should recognize lease expense for such leases generally on a straight-line basis over the term of the lease. This guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those years and early adoption is permitted. We lease certain branch and office facilities or land under operating leases. While we are currently evaluating the impact this guidance will have on our results of operations and financial position, we expect the primary impact on the consolidated statement of financial position will be the recognition of right-to-use assets and lease obligations under the ASU as a result of our minimum commitments under non-cancellable operating lease. Our current minimum commitments under non-cancellable operating leases are disclosed in Note 7, “Premises and Equipment” on our 2017 Annual Report on Form 10-K.

In June 2016 the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments", which eliminates the probable initial recognition threshold for credit losses requiring, instead, that all financial assets (or group of financial assets) measured at amortized cost be presented at the net amount expected to be collected inclusive of the entity’s current estimate of all lifetime expected credit losses. This guidance also applies to certain off-balance-sheet credit exposures such as unfunded commitments and non-derivative financial guarantees. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) in order to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The income statement under this guidance will reflect the initial recognition of current expected credit losses for newly recognized assets, as well as any increases or decreases of expected credit losses that have occurred during the period. This guidance retains many currently-existing disclosures related to the credit quality of an entity’s assets and the related allowance for credit losses amended to reflect the change to an expected credit loss methodology, as well as enhanced disclosures to provide information to users at a more disaggregated level. Upon adoption, ASU 2016-13 provides for a modified retrospective transition by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective, except for debt securities for which other-than-temporary impairment has previously been recognized. For these debt securities, a prospective transition is provided in order to maintain the same amortized cost prior to and subsequent to the effective date of the ASU. This guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. Management created a formal working group to govern the implementation of these amendments consisting of key stakeholders from finance, risk, and accounting. We are currently in the process of designing current expected credit loss estimation methodologies and systems, and collecting data to be able to comply with the standard. We are also evaluating the effect this guidance will have on our results of operations, financial position and related disclosures. The impact of the ASU will depend upon the state of the economy and the nature of our portfolios, among other items, at the date of adoption.

(2)    Investment securities and impairment of investment securities

The following table shows the portfolio of investment securities available-for-sale at March 31, 2018 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year or less	$1	—	—	1

Debt issued by government sponsored enterprises:
Due in one year or less	66,007	1	(241)	65,767
Due after one year through five years	135,355	—	(3,139)	132,216
Due after ten years	4,381	—	(69)	4,312

Municipal securities:
Due in one year or less	2,487	10	—	2,497
Due after one year through five years	5,115	59	(10)	5,164
Due after five years through ten years	15,168	95	(15)	15,248
Due after ten years	18,085	113	(6)	18,192

Corporate debt issues:
Due after ten years	910	—	—	910

Residential mortgage-backed securities:
Fixed rate pass-through	142,425	843	(4,605)	138,663
Variable rate pass-through	31,270	1,301	(6)	32,565
Fixed rate non-agency CMOs	1	—	—	1
Fixed rate agency CMOs	278,288	21	(7,833)	270,476
Variable rate agency CMOs	71,617	381	(34)	71,964
Total residential mortgage-backed securities	523,601	2,546	(12,478)	513,669
Total marketable securities available-for-sale	$771,110	2,824	(15,958)	757,976

The following table shows the portfolio of investment securities available-for-sale at December 31, 2017 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year or less	$1	—	—	1

Debt issued by government sponsored enterprises:
Due in one year or less	66,566	14	(289)	66,291
Due after one year through five years	140,624	—	(2,402)	138,222
Due after ten years	4,833	—	(77)	4,756

Equity securities	551	29	(6)	574

Municipal securities:
Due in one year or less	2,492	7	(1)	2,498
Due after one year through five years	7,072	82	(6)	7,148
Due after five years through ten years	14,576	171	—	14,747
Due after ten years	26,371	292	—	26,663

Corporate debt issues:
Due after ten years	909	—	—	909

Residential mortgage-backed securities:
Fixed rate pass-through	144,411	1,108	(2,817)	142,702
Variable rate pass-through	33,079	1,464	(6)	34,537
Fixed rate non-agency CMOs	15	—	—	15
Fixed rate agency CMOs	284,320	37	(5,271)	279,086
Variable rate agency CMOs	74,274	249	(137)	74,386
Total residential mortgage-backed securities	536,099	2,858	(8,231)	530,726
Total marketable securities available-for-sale	$800,094	3,453	(11,012)	792,535

The following table shows the portfolio of investment securities held-to-maturity at March 31, 2018 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Residential mortgage-backed securities:
Fixed rate pass-through	3,489	98	—	3,587
Variable rate pass-through	2,185	58	—	2,243
Fixed rate agency CMOs	21,363	4	(556)	20,811
Variable rate agency CMOs	672	11	—	683
Total residential mortgage-backed securities	27,709	171	(556)	27,324
Total marketable securities held-to-maturity	$27,709	171	(556)	27,324

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2017 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Residential mortgage-backed securities:
Fixed rate pass-through	3,760	140	—	3,900
Variable rate pass-through	2,283	64	—	2,347
Fixed rate agency CMOs	22,906	20	(248)	22,678
Variable rate agency CMOs	729	13	—	742
Total residential mortgage-backed securities	29,678	237	(248)	29,667
Total marketable securities held-to-maturity	$29,678	237	(248)	29,667

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2018 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$4,982	(29)	191,381	(3,420)	196,363	(3,449)
Municipal securities	7,127	(31)	—	—	7,127	(31)
Residential mortgage-backed securities - agency	250,025	(5,178)	190,659	(7,856)	440,684	(13,034)

Total temporarily impaired securities	$262,134	(5,238)	382,040	(11,276)	644,174	(16,514)

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2017 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$5,006	(7)	197,695	(2,761)	202,701	(2,768)
Equity Securities	—	—	544	(6)	544	(6)
Municipal Securities	4,563	(7)	—	—	4,563	(7)
Residential mortgage-backed securities - agency	239,703	(2,522)	202,344	(5,957)	442,047	(8,479)

Total temporarily impaired securities	$249,272	(2,536)	400,583	(8,724)	649,855	(11,260)

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

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the quarter ended March 31:

	2018	2017
Beginning balance at January 1, (1)	$352	7,942
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for securities sold/ called realized during the quarter	(352)	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at March 31,	$—	7,942
(1) The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(3)	Loans receivable

The following table shows a summary of our loans receivable at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018			December 31, 2017
	Originated	Acquired	Total	Originated	Acquired	Total
Personal Banking:
Residential mortgage loans (1)	$2,658,404	108,570	2,766,974	2,658,726	113,823	2,772,549
Home equity loans	1,040,328	248,033	1,288,361	1,051,558	258,797	1,310,355
Consumer finance loans (2)	12,453	—	12,453	18,619	—	18,619
Consumer loans	574,054	84,147	658,201	540,832	97,877	638,709
Total Personal Banking	4,285,239	440,750	4,725,989	4,269,735	470,497	4,740,232

Commercial Banking:
Commercial real estate loans	2,383,303	279,640	2,662,943	2,303,179	296,161	2,599,340
Commercial loans	626,821	60,498	687,319	572,341	60,822	633,163
Total Commercial Banking	3,010,124	340,138	3,350,262	2,875,520	356,983	3,232,503
Total loans receivable, gross	7,295,363	780,888	8,076,251	7,145,255	827,480	7,972,735

Deferred loan costs	27,291	1,293	28,584	26,255	1,527	27,782
Allowance for loan losses	(49,123)	(6,088)	(55,211)	(50,572)	(6,223)	(56,795)
Undisbursed loan proceeds:
Residential mortgage loans	(8,026)	—	(8,026)	(10,067)	—	(10,067)
Commercial real estate loans	(148,059)	(2,627)	(150,686)	(141,967)	(2,647)	(144,614)
Commercial loans	(62,572)	(1,284)	(63,856)	(51,143)	(1,284)	(52,427)
Total loans receivable, net	$7,054,874	772,182	7,827,056	6,917,761	818,853	7,736,614
(1) Includes $0 and $3.1 million of loans held for sale at March 31, 2018 and December 31, 2017, respectively.
(2) Represents loans from our consumer finance subsidiary that was closed in 2017, which are no longer being originated.

Acquired loans were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification (“ASC”) Topic 310-30 or ASC Topic 310-20. The following table provides information related to the outstanding principal balance and related carrying value of acquired loans for the dates indicated (in thousands):

	March 31, 2018	December 31, 2017
Acquired loans evaluated individually for future credit losses:
Outstanding principal balance	$9,453	9,735
Carrying value	6,720	6,875

Acquired loans evaluated collectively for future credit losses:
Outstanding principal balance	776,923	824,205
Carrying value	771,550	818,201

Total acquired loans:
Outstanding principal balance	786,376	833,940
Carrying value	778,270	825,076

The following table provides information related to the changes in the accretable discount, which includes income recognized from contractual cash flows for the dates indicated (in thousands):

Total
Balance at December 31, 2016	$2,187
Accretion	(1,318)
Net reclassification from nonaccretable yield	671
Balance at December 31, 2017	1,540
Accretion	(185)
Net reclassification from nonaccretable yield	—
Balance at March 31, 2018	$1,355

The following table provides information related to acquired impaired loans by portfolio segment and by class of financing receivable at and for the three months ended March 31, 2018 (in thousands):

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income recognized
Personal Banking:
Residential mortgage loans	$1,167	1,858	18	1,175	39
Home equity loans	1,104	2,123	20	1,124	36
Consumer loans	44	125	4	51	16
Total Personal Banking	2,315	4,106	42	2,350	91

Commercial Banking:
Commercial real estate loans	4,327	5,262	39	4,358	89
Commercial loans	78	85	—	90	5
Total Commercial Banking	4,405	5,347	39	4,448	94

Total	$6,720	9,453	81	6,798	185

The following table provides information related to acquired impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2017 (in thousands):

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

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended March 31, 2018 (in thousands):

	Balance March 31, 2018	Current period provision	Charge-offs	Recoveries	Balance December 31, 2017
Originated loans:
Personal Banking:
Residential mortgage loans	$3,724	31	(196)	65	3,824
Home equity loans	3,717	(85)	(301)	31	4,072
Consumer finance loans	3,031	338	(1,553)	278	3,968
Consumer loans	9,140	3,279	(3,177)	563	8,475
Total Personal Banking	19,612	3,563	(5,227)	937	20,339

Commercial Banking:
Commercial real estate loans	20,218	703	(540)	144	19,911
Commercial loans	9,293	(340)	(828)	139	10,322
Total Commercial Banking	29,511	363	(1,368)	283	30,233
Total originated loans	49,123	3,926	(6,595)	1,220	50,572

Acquired loans:
Personal Banking:
Residential mortgage loans	89	(43)	(5)	6	131
Home equity loans	728	202	(310)	74	762
Consumer loans	807	(54)	(72)	43	890
Total Personal Banking	1,624	105	(387)	123	1,783

Commercial Banking:
Commercial real estate loans	3,430	(130)	(11)	22	3,549
Commercial loans	1,034	308	(197)	32	891
Total Commercial Banking	4,464	178	(208)	54	4,440
Total acquired loans	6,088	283	(595)	177	6,223

Total	$55,211	4,209	(7,190)	1,397	56,795

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended March 31, 2017 (in thousands):

	Balance March 31, 2017	Current period provision	Charge-offs	Recoveries	Balance December 31, 2016
Originated loans:
Personal Banking:
Residential mortgage loans	$4,638	(33)	(153)	168	4,656
Home equity loans	2,989	(406)	(176)	85	3,486
Consumer finance loans	3,957	1,202	(796)	106	3,445
Consumer loans	6,472	4,147	(2,456)	252	4,529
Total Personal Banking	18,056	4,910	(3,581)	611	16,116

Commercial Banking:
Commercial real estate loans	20,635	(2,948)	(263)	179	23,667
Commercial loans	15,399	409	(946)	426	15,510
Total Commercial Banking	36,034	(2,539)	(1,209)	605	39,177
Total originated loans	54,090	2,371	(4,790)	1,216	55,293

Acquired loans:
Personal Banking:
Residential mortgage loans	78	115	(137)	29	71
Home equity loans	932	180	(473)	178	1,047
Consumer loans	831	403	(408)	183	653
Total Personal Banking	1,841	698	(1,018)	390	1,771

Commercial Banking:
Commercial real estate loans	3,713	666	(211)	250	3,008
Commercial loans	1,460	902	(321)	12	867
Total Commercial Banking	5,173	1,568	(532)	262	3,875
Total acquired loans	7,014	2,266	(1,550)	652	5,646

Total	$61,104	4,637	(6,340)	1,868	60,939

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at March 31, 2018 (in thousands):

	Total loans receivable	Allowance for loan losses	Nonaccrual loans (1)	Loans past due 90 days or more and still accruing (2)	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,772,148	3,813	12,828	—	7,756	762	—
Home equity loans	1,288,361	4,445	7,673	89	1,824	467	5
Consumer finance loans	12,453	3,031	3	—	—	—	—
Consumer loans	673,585	9,947	3,557	121	—	—	—
Total Personal Banking	4,746,547	21,236	24,061	210	9,580	1,229	5

Commercial Banking:
Commercial real estate loans	2,512,257	23,648	28,874	—	16,285	977	328
Commercial loans	623,463	10,327	5,745	—	5,101	367	38
Total Commercial Banking	3,135,720	33,975	34,619	—	21,386	1,344	366

Total	$7,882,267	55,211	58,680	210	30,966	2,573	371

(1)	Includes $11.2 million of nonaccrual TDRs.

(2)	Represents loans 90 days or more past maturity and still accruing.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2017 (in thousands):

	Total loans receivable	Allowance for loan losses	Nonaccrual loans (1)	Loans past due 90 days or more and still accruing (2)	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,776,203	3,955	14,791	—	8,000	815	—
Home equity loans	1,310,355	4,834	8,907	120	1,716	462	4
Consumer finance loans	18,619	3,968	199	3	—	—	—
Consumer loans	652,770	9,365	4,673	379	—	—	—
Total Personal Banking	4,757,947	22,122	28,570	502	9,716	1,277	4

Commercial Banking:
Commercial real estate loans	2,454,726	23,460	28,473	—	15,691	1,125	235
Commercial loans	580,736	11,213	7,412	—	6,697	742	8
Total Commercial Banking	3,035,462	34,673	35,885	—	22,388	1,867	243

Total	$7,793,409	56,795	64,455	502	32,104	3,144	247

(1)	Includes $12.3 million of nonaccrual TDRs.

(2)	Represents loans 90 days or more past maturity and still accruing.

The following table provides information related to the composition of originated impaired loans by portfolio segment and by class of financing receivable at and for the three months ended March 31, 2018 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$10,660	2,168	505	6,398	19,731	19,912	236
Home equity loans	6,707	966	—	1,560	9,233	9,873	127
Consumer finance loan	3	—	—	—	3	41	2
Consumer loans	2,931	626	—	—	3,557	4,161	55
Total Personal Banking	20,301	3,760	505	7,958	32,524	33,987	420

Commercial Banking:
Commercial real estate loans	16,145	12,729	4,398	4,035	37,307	36,467	379
Commercial loans	3,144	2,601	720	2,361	8,826	9,595	115
Total Commercial Banking	19,289	15,330	5,118	6,396	46,133	46,062	494

Total	$39,590	19,090	5,623	14,354	78,657	80,049	914

The following table provides information related to the composition of originated impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2017 (in thousands):

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

At March 31, 2018, we expect to fully collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent. As a result, we do not consider our purchased credit impaired loans that are 90 days or more delinquent to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at March 31, 2018 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,763,824	8,324	8,324	780	—
Home equity loans	1,286,538	1,823	1,823	458	—
Consumer finance loans	12,453	—	—	—	—
Consumer loans	673,525	60	60	16	—
Total Personal Banking	4,736,340	10,207	10,207	1,254	—

Commercial Banking:
Commercial real estate loans	2,490,757	21,500	16,786	1,668	4,714
Commercial loans	616,142	7,321	5,136	456	2,185
Total Commercial Banking	3,106,899	28,821	21,922	2,124	6,899

Total	$7,843,239	39,028	32,129	3,378	6,899

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at December 31, 2017 (in thousands):

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

The following table provides a roll forward of troubled debt restructurings for the periods indicated (dollars in thousands):

	For the quarter ended March 31,
	2018		2017
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	205	$32,104	225	$42,926
New TDRs	9	4,935	6	3,790
Re-modified TDRs	—	—	—	—
Net paydowns		(947)		(1,222)
Charge-offs:
Residential mortgage loans	1	(135)	—	—
Home equity loans	—	—	—	—
Commercial real estate loans	1	(203)	—	—
Commercial loans	1	(721)	1	(101)
Paid-off loans:
Residential mortgage loans	1	(249)	—	—
Home equity loans	1	(12)	1	—
Commercial real estate loans	4	(1,574)	2	(65)
Commercial loans	5	(2,232)	3	(1,750)
Ending TDR balance:	200	$30,966	224	$43,578

Accruing TDRs		$19,749		$25,305
Non-accrual TDRs		11,217		18,273

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended March 31, 2018
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	2	$214	213	21
Home equity loans	3	140	139	36
Total Personal Banking	5	354	352	57

Commercial Banking:
Commercial real estate loans	1	2,401	2,385	—
Commercial loans	3	2,180	1,431	—
Total Commercial Banking	4	4,581	3,816	—

Total	9	$4,935	4,168	57

During the quarter ended March 31, 2018, no TDRs modified within the previous twelve months have subsequently defaulted.

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

The following table provides information as of March 31, 2018 for troubled debt restructuring (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended March 31, 2018 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	2	$—	—	178	35	213
Home equity loans	3	30	—	—	109	139
Total Personal Banking	5	30	—	178	144	352

Commercial Banking:
Commercial real estate loans	1	—	—	—	2,385	2,385
Commercial loans	3	—	—	—	1,431	1,431
Total Commercial Banking	4	—	—	—	3,816	3,816

Total	9	$30	—	178	3,960	4,168

The following table provides information as of March 31, 2017 for troubled debt restructuring (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended March 31, 2017 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	2	$112	—	—	335	447
Home equity loans	—	—	—	—	—	—
Total Personal Banking	2	112	—	—	335	447

Commercial Banking:
Commercial real estate loans	3	—	2,755	364	—	3,119
Commercial loans	1	—	—	199	—	199
Total Commercial Banking	4	—	2,755	563	—	3,318

Total	6	$112	2,755	563	335	3,765

During the quarters ended March 31, 2018 and 2017, no TDRs were re-modified.

The following table provides information related to loan payment delinquencies at March 31, 2018 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Total loans receivable	90 Days or greater delinquent and accruing (1)
Originated loans:
Personal Banking:
Residential mortgage loans	$26,001	811	10,237	37,049	2,626,529	2,663,578	—
Home equity loans	5,850	1,664	5,621	13,135	1,027,193	1,040,328	—
Consumer finance loans	1,288	233	3	1,524	10,929	12,453	—
Consumer loans	7,477	2,122	2,487	12,086	576,059	588,145	—
Total Personal Banking	40,616	4,830	18,348	63,794	4,240,710	4,304,504	—

Commercial Banking:
Commercial real estate loans	18,030	1,536	11,957	31,523	2,203,721	2,235,244	—
Commercial loans	2,541	92	2,826	5,459	558,790	564,249	—
Total Commercial Banking	20,571	1,628	14,783	36,982	2,762,511	2,799,493	—
Total originated loans	61,187	6,458	33,131	100,776	7,003,221	7,103,997	—

Acquired loans:
Personal Banking:
Residential mortgage loans	1,402	1,132	554	3,088	105,482	108,570	131
Home equity loans	1,556	376	1,129	3,061	244,972	248,033	43
Consumer loans	775	137	452	1,364	84,076	85,440	8
Total Personal Banking	3,733	1,645	2,135	7,513	434,530	442,043	182

Commercial Banking:
Commercial real estate loans	2,273	273	4,766	7,312	269,701	277,013	578
Commercial loans	371	104	318	793	58,421	59,214	—
Total Commercial Banking	2,644	377	5,084	8,105	328,122	336,227	578
Total acquired loans	6,377	2,022	7,219	15,618	762,652	778,270	760

Total loans	$67,564	8,480	40,350	116,394	7,765,873	7,882,267	760

(1)
Represents acquired loans that were originally recorded at fair value upon acquisition. These loans are considered to be accruing because we can reasonably estimate future cash flows on and expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value and their expected cash flows into interest income.

The following table provides information related to loan payment delinquencies at December 31, 2017 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Total loans receivable	90 Days or greater delinquent and accruing (1)
Originated loans:
Personal Banking:
Residential mortgage loans	$23,786	6,030	12,613	42,429	2,619,951	2,662,380	—
Home equity loans	6,094	2,333	6,043	14,470	1,037,088	1,051,558	—
Consumer finance loans	2,128	1,113	199	3,440	15,179	18,619	—
Consumer loans	9,762	2,834	3,274	15,870	537,496	553,366	—
Total Personal Banking	41,770	12,310	22,129	76,209	4,209,714	4,285,923	—

Commercial Banking:
Commercial real estate loans	5,520	2,133	10,629	18,282	2,142,930	2,161,212	—
Commercial loans	1,469	204	2,806	4,479	516,719	521,198	—
Total Commercial Banking	6,989	2,337	13,435	22,761	2,659,649	2,682,410	—
Total originated loan	48,759	14,647	35,564	98,970	6,869,363	6,968,333	—

Acquired loans:
Personal Banking:
Residential mortgage loans	1,998	205	1,277	3,480	110,343	113,823	381
Home equity loans	1,367	538	1,306	3,211	255,586	258,797	98
Consumer loans	1,150	517	353	2,020	97,384	99,404	10
Total Personal Banking	4,515	1,260	2,936	8,711	463,313	472,024	489

Commercial Banking:
Commercial real estate loans	2,795	406	5,655	8,856	284,658	293,514	923
Commercial loans	396	237	334	967	58,571	59,538	—
Total Commercial Banking	3,191	643	5,989	9,823	343,229	353,052	923
Total acquired loan	7,706	1,903	8,925	18,534	806,542	825,076	1,412

Total	$56,465	16,550	44,489	117,504	7,675,905	7,793,409	1,412
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

The following table sets forth information about credit quality indicators updated during the quarter ended March 31, 2018 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans:
Personal Banking:
Residential mortgage loans	$2,646,948	—	16,630	—	—	2,663,578
Home equity loans	1,032,575	—	7,753	—	—	1,040,328
Consumer finance loans	12,450	—	3	—	—	12,453
Consumer loans	585,080	—	3,065	—	—	588,145
Total Personal Banking	4,277,053	—	27,451	—	—	4,304,504

Commercial Banking:
Commercial real estate loans	2,018,908	53,377	162,959	—	—	2,235,244
Commercial loans	509,145	15,582	39,522	—	—	564,249
Total Commercial Banking	2,528,053	68,959	202,481	—	—	2,799,493
Total originated loans	6,805,106	68,959	229,932	—	—	7,103,997

Acquired loans:
Personal Banking:
Residential mortgage loans	108,130	—	440	—	—	108,570
Home equity loans	246,562	—	1,471	—	—	248,033
Consumer loans	84,903	—	537	—	—	85,440
Total Personal Banking	439,595	—	2,448	—	—	442,043

Commercial Banking:
Commercial real estate loans	237,146	4,313	35,554	—	—	277,013
Commercial loans	48,468	3,565	7,181	—	—	59,214
Total Commercial Banking	285,614	7,878	42,735	—	—	336,227
Total acquired loans	725,209	7,878	45,183	—	—	778,270

Total loans	$7,530,315	76,837	275,115	—	—	7,882,267

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2017 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans:
Personal Banking:
Residential mortgage loans	$2,645,475	—	16,905	—	—	2,662,380
Home equity loans	1,042,965	—	8,593	—	—	1,051,558
Consumer finance loans	18,420	—	199	—	—	18,619
Consumer loans	549,550	—	3,816	—	—	553,366
Total Personal Banking	4,256,410	—	29,513	—	—	4,285,923

Commercial Banking:
Commercial real estate loans	1,964,565	78,699	117,948	—	—	2,161,212
Commercial loans	461,962	15,510	43,726	—	—	521,198
Total Commercial Banking	2,426,527	94,209	161,674	—	—	2,682,410
Total originated loans	6,682,937	94,209	191,187	—	—	6,968,333

Acquired loans:
Personal Banking:
Residential mortgage loans	112,990	—	833	—	—	113,823
Home equity loans	257,312	—	1,485	—	—	258,797
Consumer loans	98,659	—	745	—	—	99,404
Total Personal Banking	468,961	—	3,063	—	—	472,024

Commercial Banking:
Commercial real estate loans	251,761	4,838	36,915	—	—	293,514
Commercial loans	49,073	3,787	6,678	—	—	59,538
Total Commercial Banking	300,834	8,625	43,593	—	—	353,052
Total acquired loans	769,795	8,625	46,656	—	—	825,076

Total	$7,452,732	102,834	237,843	—	—	7,793,409

(4)	Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	March 31, 2018	December 31, 2017
Amortizable intangible assets:
Core deposit intangibles — gross	$63,685	63,685
Less: accumulated amortization	(41,333)	(40,029)
Core deposit intangibles — net	22,352	23,656
Customer and Contract intangible assets — gross	10,474	10,474
Less: accumulated amortization	(8,677)	(8,461)
Customer and Contract intangible assets — net	$1,797	2,013

The following table shows the actual aggregate amortization expense for the quarters ended March 31, 2018 and 2017, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended March 31, 2018	$1,520
For the quarter ended March 31, 2017	1,749
For the year ending December 31, 2018	5,848
For the year ending December 31, 2019	4,933
For the year ending December 31, 2020	4,017
For the year ending December 31, 2021	3,188
For the year ending December 31, 2022	2,456
For the year ending December 31, 2023	1,847

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2016	$307,420
Goodwill from acquisition	—
Balance at December 31, 2017	307,420
Goodwill from acquisition	—
Balance at March 31, 2018	$307,420

We performed our annual goodwill impairment test as of June 30, 2017 using ASU 2011-08, Intangibles-Goodwill and
Other (Topic 350): Testing Goodwill for Impairment ("Step 0") and concluded that goodwill was not impaired. At March 31, 2018, there were no factors that would cause us to update that test.

(5)    Borrowed Funds

Borrowings

Borrowings from the FHLB of Pittsburgh, if any, are secured by our residential first mortgage and other qualifying loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $150.0 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. At March 31, 2018 and December 31, 2017 the revolving line of credit was undrawn.

At March 31, 2018 and December 31, 2017 collateralized borrowings, due within one year, were $104.6 million, and $108.2 million, respectively. These borrowings are collateralized by various securities held in safekeeping by the FHLB of Pittsburgh.

Trust Preferred Securities

We have 3 statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust and LNB Trust II, a Delaware statutory business trusts (the Trusts). The trusts exist solely to issue preferred securities to third parties for cash, issue common securities to the Company in exchange for capitalization of the Trusts, invest the proceeds from the sale of trust securities in an equivalent amount of debentures of the Company, and engage in other activities that are incidental to those previously listed. Northwest Bancorp Capital Trust III issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 5, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 30, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus1.38%. Northwest Bancorp Statutory Trust IV issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 15, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 15, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%. LNB Trust II had 7,875 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $7,875,000) with a stated maturity of June

15, 2037 and a floating rate of interest, which resets quarterly, equal to three-month LIBOR plus 1.48%. As the shareholders of the trust preferred securities are the primary beneficiaries of the Trusts, the Trusts are not consolidated in our financial statements.

The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities.  Northwest Bancorp Capital Trust III holds $51,547,000 of the Company’s junior subordinated debentures due December 30, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at March 31, 2018 was 3.69%. Northwest Bancorp Statutory Trust IV holds $51,547,000 of the Company’s junior subordinated debentures due December 15, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at March 31, 2018 was 3.50%. LNB Trust II holds $8,119,000 of the Company's junior subordinated debentures due June 15, 2037, with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.48%. The rate in effect at March 31, 2018 was 3.60%.

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

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer.  At March 31, 2018, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $23.8 million, of which $15.1 million is fully collateralized.  At March 31, 2018, we had a liability, which represents deferred income, of $152,000 related to the standby letters of credit.

(7)	Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All stock options outstanding during the quarter ended March 31, 2018 were included in the computation of diluted earnings per share because the options’ exercise price was less than the average market price of the common shares of $16.83. All stock options outstanding during the quarter ended March 31, 2017 were included in the computation of diluted earnings per share because the options’ exercise price was less than the average market price of the common shares of $17.54.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Quarter ended March 31,
	2018	2017
Reported net income	$24,985	17,746

Weighted average common shares outstanding	101,598,928	100,653,277
Dilutive potential shares due to effect of stock options	1,537,569	1,827,272
Total weighted average common shares and dilutive potential shares	103,136,497	102,480,549

Basic earnings per share:	$0.25	0.18

Diluted earnings per share:	$0.24	0.17

(8)	Pension and Other Post-retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended March 31,
	Pension benefits		Other post-retirement benefits
	2018	2017	2018	2017
Service cost	$1,716	1,537	—	—
Interest cost	1,678	1,737	14	18
Expected return on plan assets	(2,992)	(2,628)	—	—
Amortization of prior service cost	(581)	(581)	—	—
Amortization of the net loss	873	928	24	27
Net periodic cost	$694	993	38	45

We anticipate making a contribution to our defined benefit pension plan of $4.0 million to $6.0 million during the year ending December 31, 2018.

(9)	Disclosures About Fair Value of Financial Instruments

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

The carrying amounts reported in the consolidated statement of financial condition approximate fair value for the following financial instruments: cash on hand, interest-earning deposits in other institutions, federal funds sold and other short term investments, accrued interest receivable, accrued interest payable, and marketable securities available-for-sale.

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

Loans Held for Investment

With the adoption of ASU 2016-01 on January 1, 2018, we refined our methodology to estimate the fair value of our loan portfolio to use the exit price notion as required by the guidance, which was applied on a prospective basis resulting in prior-periods no longer being comparable.

The fair value of the loans is estimated using a discounted cash flow analysis that utilizes interest rates currently being offered for similar loans adjusted for liquidity and credit risk.

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

Cash Flow Hedges — Interest Rate and Foreign Exchange Swap Agreements ("swaps")

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At March 31, 2018 and December 31, 2017, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at March 31, 2018 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$192,158	192,158	192,158	—	—
Securities available-for-sale	757,976	757,976	—	757,976	—
Securities held-to-maturity	27,709	27,324	—	27,324	—
Loans receivable, net	7,827,056	7,677,596	—	—	7,677,596
Accrued interest receivable	23,051	23,051	23,051	—	—
Interest rate swaps	2,971	2,971	—	2,971	—
FHLB Stock	7,694	7,694	—	—	—
Total financial assets	$8,838,615	8,688,770	215,209	788,271	7,677,596

Financial liabilities:
Savings and checking deposits	$6,564,889	6,564,889	6,564,889	—	—
Time deposits	1,420,600	1,444,841	—	—	1,444,841
Borrowed funds	104,558	104,558	104,558	—	—
Junior subordinated debentures	111,213	111,670	—	—	111,670
Foreign exchange swaps	13	13	—	13	—
Interest rate swaps	3,580	3,580	—	3,580	—
Accrued interest payable	528	528	528	—	—
Total financial liabilities	$8,205,381	8,230,079	6,669,975	3,593	1,556,511

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at December 31, 2017 (in thousands):

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both March 31, 2018 and December 31, 2017.  There were no transfers of financial instruments between Level 1 and Level 2 during the quarter ended March 31, 2018.

The following table represents assets and liabilities measured at fair value on a recurring basis at March 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Equity securities	$—	—	—	—

Debt securities:
U.S. government and agencies	—	1	—	1
Government sponsored enterprises	—	202,295	—	202,295
States and political subdivisions	—	41,101	—	41,101
Corporate	—			—
Total debt securities	—	243,397	—	243,397

Residential mortgage-backed securities:
GNMA	—	30,605	—	30,605
FNMA	—	78,733	—	78,733
FHLMC	—	61,342	—	61,342
Non-agency	—	548	—	548
Collateralized mortgage obligations:
GNMA	—	4,548	—	4,548
FNMA	—	180,538	—	180,538
FHLMC	—	157,354	—	157,354
Non-agency	—	1	—	1
Total mortgage-backed securities	—	513,669	—	513,669
Interest rate swaps	—	2,971	—	2,971
Total Assets	$—	760,037	—	760,037

Interest rate swaps	$—	3,580	—	3,580
Foreign exchange swaps	—	13	—	13
Total Liabilities	$—	3,593	—	3,593

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Equity securities	$574	—	—	574

Debt securities:
U.S. government and agencies	—	1	—	1
Government sponsored enterprises	—	209,269	—	209,269
States and political subdivisions	—	51,056	—	51,056
Corporate	—	909	—	909
Total debt securities	—	261,235	—	261,235

Residential mortgage-backed securities:
GNMA	—	29,695	—	29,695
FNMA	—	82,969	—	82,969
FHLMC	—	64,021	—	64,021
Non-agency	—	555	—	555
Collateralized mortgage obligations:
GNMA	—	4,769	—	4,769
FNMA	—	191,512	—	191,512
FHLMC	—	157,190	—	157,190
Non-agency	—	15	—	15
Total mortgage-backed securities	—	530,726	—	530,726
Interest rate swaps	—	214	—	214
Total Assets	$574	792,175	—	792,749

Interest rate swaps	$—	1,278	—	1,278
Foreign exchange swaps	—	61	—	61
Total Liabilities	$—	1,339	—	1,339

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Quarter ended
	March 31, 2018	March 31, 2017
Beginning balance January 1,	$—	9,366

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	—
Included in other comprehensive income	—	511

Purchases	—	—
Sales	—	—
Transfers in to Level 3	—	—
Transfers out of Level 3	—	—

Ending balance March 31,	$—	9,877

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment, real estate owned, and mortgage servicing rights.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of March 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans measured for impairment	$—	—	28,751	28,751
Real estate owned	—	—	4,041	4,041

Total assets	$—	—	32,792	32,792

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans measured for impairment	$—	—	33,421	33,421
Real estate owned	—	—	5,666	5,666

Total assets	$—	—	39,087	39,087

 Impaired loans — A loan is considered to be impaired as described in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2017 Annual Report on Form 10-K. We classify loans individually evaluated for impairment that require a specific reserve as nonrecurring Level 3.

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

The table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2018 (dollar amounts in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans measured for impairment	28,751	Appraisal value (1)	Estimated cost to sell	10.0%
		Discounted cash flow	Discount rate	4.25% to 10.0% (7.50%)

Real estate owned	4,041	Appraisal value (1)	Estimated cost to sell	10.0%

(1)
Fair value is generally determined through independent appraisals of the underlying collateral, which may include level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

(10)	Derivative Financial Instruments

We are a party to derivative financial instruments in the normal course of business to manage our own exposure to fluctuations in interest rates and to meet the needs of our customers. The primary derivatives that we use are interest rate swaps and caps and foreign exchange contracts, which are entered into with counterparties that meet established credit standards. We believe that the credit risk inherent in all of our derivative contracts is minimal based on our credit standards and the netting and collateral provisions of the interest rate swap agreements.

     Derivatives Designated as Hedging Instruments

We are currently a counterparty to two interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Northwest Bancorp Capital Trust III and Northwest Bancorp Capital Trust IV.  The first swap modifies the re-pricing characteristics of Northwest Bancorp Capital Trust III, wherein for a 10 years period expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The second swap modifies the re-pricing characteristics of Northwest Bancorp Trust IV, wherein for a ten years period expiring in December 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million. The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contracts is not significant.  At March 31, 2018, $1.1 million of cash was pledged as collateral to the counterparty.

These cash flow hedges are recorded within other liabilities on the consolidated statement of financial condition at their estimated fair value. At March 31, 2018, the fair value of the swap agreements was $609,000. There was no material hedge ineffectiveness for any of the swaps discussed above.

Derivatives Not Designated as Hedging Instruments

In addition to our derivatives designated in hedge relationships, we act as an interest rate or foreign exchange swap counterparty for certain commercial borrowers in the normal course of servicing our customers, which are accounted for at fair value. We manage our exposure to such interest rate or foreign exchange swaps by entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the swaps we have with the commercial borrowers. These positions (referred to as “customer swaps”) directly offset each other and our exposure is fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. Customer swaps are recorded within other assets or other liabilities on the consolidated statement of financial condition at their estimated fair value. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the consolidated statement of income

The following table presents information regarding our derivative financial instruments for the periods indicated:

	Asset Derivatives		Liability Derivatives
	Notional Amount	Fair Value	Notional Amount	Fair Value
At March 31, 2018
Derivatives designed as hedging instruments:
Interest rate swap agreements	$—	—	50,000	609
Derivatives not designed as hedging instruments:
Interest rate swap agreements	125,394	2,971	125,394	2,971
Foreign exchange swap agreements	—	—	5,558	13
Total derivatives	$125,394	2,971	180,952	3,593

At December 31, 2017
Derivatives designed as hedging instruments:
Interest rate swap agreements	$—	—	50,000	1,064
Derivatives not designed as hedging instruments:
Interest rate swap agreements	92,631	214	92,631	214
Foreign exchange swap agreements	—	—	12,344	61
Total derivatives	$92,631	214	154,975	1,339

The following table presents income or expense recognized on derivatives for the periods indicated:

	For the quarter ended March 31,
	2018	2017
Non-hedging swap derivatives:
Increase/ (decrease) in other income	$129	(34)

Hedging interest rate derivatives:
Increase in interest expense	332	419

(11)	Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of March 31, 2018 we have not accrued for any legal proceedings based on our analysis of currently available information which is subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(12)    Changes in Accumulated Other Comprehensive Income/ (Loss)

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended March 31, 2018
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2017	$(4,409)	(691)	(26,980)	(32,080)

Reclassification due to adoption of ASU No. 2018-02	(991)	(149)	(5,606)	(6,746)

Other comprehensive income before reclassification adjustments	(3,955)	360	—	(3,595)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(26)	—	226	200

Net other comprehensive income	(4,972)	211	(5,380)	(10,141)

Balance as of March 31, 2018	$(9,381)	(480)	(32,360)	(42,221)

	For the quarter ended March 31, 2017
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2016	$395	(1,778)	(26,608)	(27,991)

Other comprehensive income before reclassification adjustments	658	303	—	961
Amounts reclassified from accumulated other comprehensive income (3), (4)	(11)	—	220	209

Net other comprehensive income	647	303	220	1,170

Balance as of March 31, 2017	$1,042	(1,475)	(26,388)	(26,821)

(1)	Consists of realized gain on securities (gain on sales of investments, net) of $33, net of tax (income tax expense) of $(7).

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $581 and amortization of net loss (compensation and employee benefits) of $(897), net of tax (income tax expense) of $90.

(3)	Consists of realized loss on securities (gain on sales of investments, net) of $19, net of tax (income tax expense) of $(8).

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

Overview of Critical Accounting Policies Involving Estimates

Please refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2017 Annual Report on Form 10-K.

Executive Summary

Comparison of Financial Condition

Total assets at March 31, 2018 were $9.521 billion, an increase of $157.0 million, or 1.7%, from $9.364 billion at December 31, 2017.  This increase in assets was due primarily to a $90.4 million, or 1.2%, increase in net loans receivable and a

$77.9 million, or 8.7%, increase in cash and investments. This increase was funded by a $158.5 million, or 2.0%, increase in deposits.

Total loans receivable increased by $88.9 million, or 1.1%, to $7.882 billion at March 31, 2018, from $7.793 billion at December 31, 2017 due to increases in our commercial banking loan portfolio of $100.3 million, or 3.3%, to $3.136 billion at March 31, 2018 from $3.035 billion at December 31, 2017, as we continue to emphasize the origination of commercial loans. Partially offsetting this increase was a decrease in our personal banking loan portfolio of $11.4 million, or 0.2%, to $4.747 billion at March 31, 2018 from $4.758 billion at December 31, 2017, due to decreases in residential mortgage and home equity loans. These decreases are due primarily to the traditional seasonal slowdown, as well as a decrease in refinancing activity, related to increases in market interest rates. Our consumer loan portfolio increased by $14.6 million, or 2.2%, due primarily to the growth in the indirect automobile portfolio.

     Total deposits increased across all product types by a total of $158.5 million, or 2.0%, to $7.985 billion at March 31, 2018 from $7.827 billion at December 31, 2017. Noninterest-bearing demand deposits increased by $69.4 million, or 4.3%, to $1.680 billion at March 31, 2018 from $1.610 billion at December 31, 2017. Interest-bearing demand deposits increased by $33.2 million, or 2.3%, to $1.476 billion at March 31, 2018 from $1.443 billion at December 31, 2017. These increases are due primarily to our continued efforts to attract low cost, fee based accounts. Savings deposits increased by $47.4 million, or 2.9%, to $1.701 billion at March 31, 2018 from $1.654 billion at December 31, 2017. Time deposits increased by $8.0 million, or 0.6%, to $1.421 billion at March 31, 2018 from $1.413 billion at December 31, 2017. Money market demand accounts increased by $387,000 to $1.708 billion at March 31, 2018 from $1.707 billion at December 31, 2017. These increases are due primarily to the recent increases in the interest rate paid on these products.

Total shareholders’ equity at March 31, 2018 was $1.215 billion, or $11.84 per share, an increase of $7.5 million, or 0.6%, from $1.208 billion, or $11.79 per share, at December 31, 2017.  This increase in equity was primarily the result of net income of $25.0 million for the quarter ended March 31, 2018. Partially offsetting this increase was the payment of cash dividends of $17.4 million during the quarter ended March 31, 2018.

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

	At March 31, 2018
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,148,545	15.851%	$715,551	9.875%	$724,609	10.000%
Northwest Bank	1,045,681	14.443%	714,972	9.875%	724,022	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,093,334	15.089%	570,630	7.875%	579,687	8.000%
Northwest Bank	990,470	13.680%	570,167	7.875%	579,218	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	985,459	13.600%	461,938	6.375%	470,996	6.500%
Northwest Bank	990,470	13.680%	461,564	6.375%	470,614	6.500%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,093,334	11.877%	368,213	4.000%	460,266	5.000%
Northwest Bank	990,470	10.762%	368,124	4.000%	460,155	5.000%
(1) Amounts and ratios include the 2018 capital conservation buffer of 1.875%, with the exception of Tier 1 capital to average assets (leverage ratio).

	At December 31, 2017
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,136,076	15.831%	$663,823	9.250%	$717,647	10.000%
Northwest Bank	1,017,251	14.189%	663,179	9.250%	716,951	10.000%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,079,270	15.039%	520,294	7.250%	574,117	8.000%
Northwest Bank	960,443	13.396%	519,789	7.250%	573,560	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	971,395	13.536%	412,647	5.750%	466,470	6.500%
Northwest Bank	960,443	13.396%	412,247	5.750%	430,170	6.000%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,079,270	11.676%	369,735	4.000%	462,169	5.000%
Northwest Bank	960,443	10.400%	369,482	4.000%	461,853	5.000%
(1) Amounts and ratios include the 2017 capital conservation buffer of 1.250%, with the exception of Tier 1 capital to average assets (leverage ratio).

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at March 31, 2018 was 9.9%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At March 31, 2018 Northwest had $3.227 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, as well as $61.2 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

Dividends

We paid $17.4 million and $16.2 million in cash dividends during the quarters ended March 31, 2018 and 2017, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income per share) was 70.8% and 94.1% for the quarters ended March 31, 2018 and 2017, respectively, on dividends of $0.1.7 per share for the quarter ended March 31, 2018 and on dividends of $0.16 per share for the quarter ended March 31, 2017. On April 18, 2018, the Board of Directors declared a dividend of $0.17 per share payable on May 17, 2018 to shareholders of record as of May 3, 2018.  This represents the 94th consecutive quarter we have paid a cash dividend.

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

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Loans 90 days or more past due
Residential mortgage loans	$10,791	13,890
Home equity loans	6,839	7,469
Consumer legacy finance loans	3	202
Consumer loans	3,060	4,006
Commercial real estate loans	16,723	16,284
Commercial loans	3,144	3,140
Total loans 90 days or more past due	$40,560	44,991
Total real estate owned (REO)	4,041	5,666
Total loans 90 days or more past due and REO	44,601	50,657
Total loans 90 days or more past due to net loans receivable	0.52%	0.58%
Total loans 90 days or more past due and REO to total assets	0.47%	0.54%
Nonperforming loans:
Nonaccrual loans - loans 90 days or more delinquent	39,590	43,077
Nonaccrual loans - loans less than 90 days delinquent	15,723	21,378
Loans 90 days or more past maturity and still accruing	210	502
Total nonperforming loans	55,523	64,957
Total nonperforming assets	$59,564	70,623
Nonaccrual troubled debt restructured loans (1)	$11,217	12,285
Accruing troubled debt restructured loans	19,749	19,819
Total troubled debt restructured loans	$30,966	32,104

(1)	Included in nonaccurual loans above.

At March 31, 2018, we expect to fully collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent. As a result, we do not consider these loans that are 90 days or more delinquent, which total $760,000, to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment. Impaired loans at March 31, 2018 and December 31, 2017 were $78.7 million and $84.6 million, respectively.

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses, which the Credit Committee assesses regularly for appropriateness.  As part of the analysis as of March 31, 2018, we considered the economic conditions in our markets, such as unemployment and bankruptcy levels as well as changes in estimates of real estate collateral values; and no material changes in methodology was determined necessary. In addition, we considered the overall trends in asset quality, specific reserves already established for criticized loans, historical loss rates and collateral valuations. The allowance for loan losses decreased by $1.6 million, or 2.8%, to $55.2 million, or 0.70% of total loans at March 31, 2018 from $56.8 million, or 0.73% of total loans, at December 31, 2017. This decrease is due primarily to improvements in the historical loss rates used to calculate the ALL for commercial banking loans.

We also consider how the levels of non-accrual loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Nonaccrual loans of $58.7 million or 0.74% of total loans receivable at March 31, 2018 decreased by $5.8 million, or 9.0%, from $64.5 million, or 0.83% of total loans receivable, at December 31, 2017. As a percentage of average loans, annualized net charge-offs decreased to 0.30% for the quarter ended March 31, 2018 compared to 0.31% for the year ended December 31, 2017.

Comparison of Operating Results for the Quarters Ended March 31, 2018 and 2017

Net income for the quarter ended March 31, 2018 was $25.0 million, or $0.24 per diluted share, an increase of $7.3 million, or 40.8%, from net income of $17.7 million, or $0.17 per diluted share, for the quarter ended March 31, 2017.  The increase in net income resulted from increases in net interest income of $1.2 million, or 1.5%, and noninterest income of $284,000, or 1.3%, as well as decreases in noninterest expense of $4.2 million, or 5.9%, income tax expense of $1.2 million, or 13.8% and provision for loan losses of $428,000, or 9.2%. Net income for the quarter ended March 31, 2018 represents annualized returns on average equity and average assets of 8.40% and 1.08%, respectively, compared to 6.15% and 0.75% for the same quarter last year.  A further discussion of significant changes follows.

Interest Income

Total interest income increased by $2.2 million, or 2.6%, to $89.5 million for the quarter ended March 31, 2018 from $87.3 million for the quarter ended March 31, 2017. This increase is the result of an increase in the average yield earned on interest earning assets to 4.21% for the quarter ended March 31, 2018 from 4.02% for the quarter ended March 31, 2017. Partially offsetting this increase was a decrease in the average balance of interest earning assets of $176.5 million, or 2.0%, to $8.632 billion for the quarter ended March 31, 2018 from $8.809 billion for the quarter ended March 31, 2017.

Interest income on loans receivable increased by $2.4 million, or 3.0%, to $85.2 million for the quarter ended March 31, 2018 from $82.8 million for the quarter ended March 31, 2017.  This increase is attributed to increases in both the average balance and average yield on loans receivable. The average balance increased by $116.8 million, or 1.5%, to $7.775 billion for the quarter ended March 31, 2018 from $7.658 billion for the quarter ended March 31, 2017. This increase is due organic loan growth of $319.2 million during the last year. Additionally, the average yield on loans receivable increased to 4.45% for the quarter ended March 31, 2018 from 4.38% for the quarter ended March 31, 2017 primarily as a result of the recent increases in market interest rates.

Interest income on mortgage-backed securities increased by $791,000, or 35.6%, to $3.0 million for the quarter ended March 31, 2018 from $2.2 million for the quarter ended March 31, 2017. This increase is attributed to increases in both the average balance and average yield on mortgage-backed securities.The average balance of mortgage-backed securities increased by $86.4 million, or 18.3%, to $558.1 million for the quarter ended March 31, 2018 from $471.7 million for the quarter ended March 31, 2017. This increase is due primarily to the investment of excess funds. Additionally, the average yield on mortgage-backed securities increased to 2.16% for the quarter ended March 31, 2018 from 1.88% for the quarter ended March 31, 2017 due to both an increase in short-term market interest rates that positively impacted our adjustable rate mortgage-backed securities and the purchase of fixed rate mortgage-backed securities with yields higher than the existing portfolio.

Interest income on investment securities decreased by $507,000, or 32.2%, to $1.1 million for the quarter ended March 31, 2018 from $1.6 million for the quarter ended March 31, 2017. This decrease is attributable to a decrease in the average balance of investment securities which decreased by $121.5 million, or 32.2%, to $256.3 million for the quarter ended March 31, 2018 from $377.8 million for the quarter ended March 31, 2017.  This decrease is due primarily to the maturity or call of municipal and government agency securities. The average yield on investment securities remained unchanged at 1.67% for the quarters ended March 31, 2018 and 2017.

Dividends on FHLB stock increased by $38,000, or 64.4%, to $97,000 for the quarter ended March 31, 2018 from $59,000 for the quarter ended March 31, 2017. This increase is attributable to increases in both the average balance and average yield on FHLB stock. The average yield increased to 4.21% for the quarter ended March 31, 2018 from 3.28% for the quarter ended March 31, 2017. Additionally, the average balance increased by $2.1 million, or 28.0% to $9.4 million for the quarter ended March 31, 2018 from $7.3 million for the quarter ended March 31, 2017. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits decreased by $525,000, or 79.5%, to $135,000 for the quarter ended March 31, 2018 from $660,000 for the quarter ended March 31, 2017.  This decrease is attributable to a decrease in the average balance of interest-earning deposits which decreased by $260.2 million, or 88.4%, to $34.2 million for the quarter ended March 31, 2018 from $294.4 million for the quarter ended March 31, 2017, due to the utilization of excess cash to fund loan growth. Partially offsetting this decrease was an increase in the average yield on interest-earning deposits to 1.58% for the quarter ended March 31, 2018 from 0.90% for the quarter ended March 31, 2017, as a result of recent increases in the targeted Federal Funds rate by the Federal Reserve Board.

Interest Expense

Interest expense increased by $1.1 million, or 16.1%, to $7.8 million for the quarter ended March 31, 2018 from $6.7 million for the quarter ended March 31, 2017. This increase in interest expense was due to an increase in the average cost of interest-bearing liabilities, which increased to 0.49% for the quarter ended March 31, 2018 from 0.40% for the quarter ended March 31, 2017. This increase resulted from increases in the interest rate paid on deposits and borrowed funds in response to increases in market interest rates. Partially offsetting this increase in cost was a decrease in the average balance of interest-bearing liabilities of $369.3 million, or 5.4%, to $6.456 billion for the quarter ended March 31, 2018 from $6.826 billion for the quarter ended March 31, 2017. This decrease is due primarily to the reduction in higher cost money market and time deposits as we continue to focus on growing noninterest-bearing checking accounts which increased by $100.0 million, or 6.6%, over the prior year.

Net Interest Income

Net interest income increased by $1.2 million, or 1.5%, to $81.8 million for the quarter ended March 31, 2018 from $80.6 million for the quarter ended March 31, 2017.  This increase is attributable to the factors discussed above. As a result of loan growth and the continued change in our deposit mix toward lower cost accounts, both our net interest spread and margin increased. Our net interest rate spread increased to 3.72% for the quarter ended March 31, 2018 from 3.62% for the quarter ended March 31, 2017 and our net interest margin increased to 3.84% for the quarter ended March 31, 2018 from 3.71% for the quarter ended March 31, 2017.

Provision for Loan Losses

The provision for loan losses decreased by $428,000, or 9.2%, to $4.2 million for the quarter ended March 31, 2018 from $4.6 million for the quarter ended March 31, 2017. This decrease is due primarily to the improvement in the historical loss rates for commercial loans when compared to last year. Additionally, reserves in the first half of 2017 were elevated to reflect the increased collection risk related to the closure of our consumer finance subsidiary. Also, total nonaccrual loans decreased to $58.7 million, or 0.74% of total loans at March 31, 2018 from $73.3 million, or 0.97% of total loans, at March 31, 2017.

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

Noninterest Income

Noninterest income increased by $284,000, or 1.3%, to $21.8 million for the quarter ended March 31, 2018 from $21.5 million for the quarter ended March 31, 2017. This increase is due primarily to an increase in other operating income of $857,000, or 59.9%, to $2.3 million for the quarter ended March 31, 2018 from $1.4 million or the quarter ended March 31, 2017, as a result of the growth in fee income associated with commercial lending activity. Additionally, service charges and fees increased by $182,000, or 1.6%, as we continue to grow fee based deposit accounts. Partially offsetting these improvements was an increase in loss on real estate owned of $479,000, or 714.9%, to $546,000 for the quarter ended March 31, 2018 compared to $67,000 for the quarter ended March 31, 2017, primarily as a result of the write-down and sale of one commercial property.

Noninterest Expense

Noninterest expense decreased by $4.2 million, or 5.9%, to $67.4 million for the quarter ended March 31, 2018 from $71.6 million for the quarter ended March 31, 2017.  All noninterest expenses categories, with the exception of real estate owned expense, decreased compared to last years quarter. Compensation and employee benefits decreased by $1.8 million, or 4.6%, to $36.5 million for the quarter ended March 31, 2018 from $38.3 million for the quarter ended March 31, 2017.  This decrease is due primarily to restructuring that occurred during 2017, including the closure of our consumer finance subsidiary and the sale of our three Maryland offices and retirement services business. Also, office operations decreased by $814,000, or 19.3%, to $3.4 million for the quarter ended March 31, 2018 from $4.2 million for the quarter ended Mach 31, 2017, due primarily to the previously mentioned restructuring and internal initiatives designed to reduce customer fraud related losses. Additionally, federal deposit insurance premiums decreased by $450,000, or 38.6%, to $717,000 for the quarter ended March 31, 2018 from $1.2 million for the quarter ended March 31, 2017, as a result of a reduction in the assessment rate used to calculate the premium.

Income Taxes

The provision for income taxes decreased by $1.2 million, or 13.8%, to $6.9 million for the quarter ended March 31, 2018 from $8.1 million for the quarter ended March 31, 2017. This decrease in income tax expense is due to the enactment of the Tax Cuts and Jobs Act in December 2017, resulting in a reduction of our effective tax rate, which includes both federal and state income taxes, to 21.7% for the quarter ended March 31, 2018 from 31.2% for the quarter ended March 31, 2017. Partially offsetting this benefit was an increase in income before taxes of $6.1 million, or 23.7%, to $31.9 million for the quarter ended March 31, 2018 from $25.8 million for the quarter ended March 31, 2017. We anticipate our effective tax rate to be between 21.5% and 23.5% for the year ended December 31, 2018.

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

	Quarter ended March 31,
	2018				2017
	Average balance		Interest	Avg. yield/ cost (g)	Average balance		Interest	Avg. yield/ cost (g)
Assets:
Interest-earning assets: (h)
Residential mortgage loans	$2,756,142		27,973	4.06%	$2,718,904		27,309	4.02%
Home equity loans	1,298,780		14,786	4.62%	1,332,647		14,201	4.32%
Consumer loans	637,691		7,450	4.74%	580,836		7,219	5.04%
Legacy consumer finance loans	15,254		768	20.14%	46,452		2,482	21.37%
Commercial real estate loans	2,471,422		27,384	4.43%	2,456,070		26,562	4.33%
Commercial loans	595,276		7,160	4.81%	522,847		5,515	4.22%
Loans receivable (a) (b) (includes FTE adjustments of $301 and $537, respectively)	7,774,565		85,521	4.46%	7,657,756		83,288	4.41%
Mortgage-backed securities (c)	558,055		3,013	2.16%	471,674		2,222	1.88%
Investment securities (c) (includes FTE adjustments of $104 and $306, respectively)	256,287		1,172	1.83%	377,819		1,881	1.99%
FHLB stock	9,354		97	4.21%	7,305		59	3.28%
Other interest-earning deposits	34,200		135	1.58%	294,391		660	0.90%
Total interest-earning assets (includes FTE adjustments of $405 and $843, respectively)	8,632,461		89,938	4.23%	8,808,945		88,110	4.06%
Noninterest earning assets (d)	779,812				799,569

Total assets	$9,412,273				$9,608,514

Liabilities and shareholders’ equity:
Interest-bearing liabilities: (i)
Savings deposits	$1,670,491		749	0.18%	$1,702,528		755	0.18%
Interest-bearing checking deposits	1,419,459		603	0.17%	1,422,284		116	0.03%
Money market deposit accounts	1,706,800		1,053	0.25%	1,879,292		1,074	0.23%
Time deposits	1,415,247		4,053	1.16%	1,573,574		3,520	0.91%
Borrowed funds (e)	133,231		124	0.38%	136,872		58	0.17%
Junior subordinated debentures	111,213		1,184	4.26%	111,213		1,167	4.20%
Total interest-bearing liabilities	6,456,441		7,766	0.49%	6,825,763		6,690	0.40%
Noninterest-bearing checking deposits (f)	1,606,247				1,506,268
Noninterest-bearing liabilities	143,608				106,578

Total liabilities	8,206,296				8,438,609

Shareholders’ equity	1,205,977				1,169,905

Total liabilities and shareholders’ equity	$9,412,273				$9,608,514

Net interest income/ Interest rate spread			82,172	3.74%			81,420	3.66%

Net interest-earning assets/ Net interest margin	$2,176,020			3.86%	$1,983,182			3.75%

Ratio of interest-earning assets to interest-bearing liabilities	1.34	X			1.29	X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(e)	Average balances include FHLB borrowings and collateralized borrowings.

(f)	Average cost of deposits including noninterest-bearing checking were 0.33% and 0.27%, respectively.

(g)
Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: Loans — 4.45% and 4.38%, respectively; Investment securities — 1.67% and 1.67%, respectively; interest-earning assets — 4.21% and 4.02%, respectively. GAAP basis net interest rate spreads were 3.72% and 3.62%, respectively; and GAAP basis net interest margins were 3.84% and 3.71%, respectively.

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

Quarters ended March 31, 2018 and 2017

	Rate	Volume	Net Change
Interest earning assets:
Loans receivable	$945	1,288	2,233
Mortgage-backed securities	384	407	791
Investment securities	(104)	(605)	(709)
FHLB stock	21	17	38
Other interest-earning deposits	502	(1,027)	(525)
Total interest-earning assets	1,748	80	1,828

Interest-bearing liabilities:
Savings deposits	8	(14)	(6)
Interest-bearing checking deposits	488	(1)	487
Money market deposit accounts	86	(107)	(21)
Time deposits	986	(453)	533
Borrowed funds	70	(4)	66
Junior subordinated debentures	17	—	17
Total interest-bearing liabilities	1,655	(579)	1,076

Net change in net interest income	$93	659	752

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

Net interest income simulation.  Given a parallel shift of 100 basis points (“bps”), 200 bps and 300 bps in interest rates, the estimated net income may not decrease by more than 5%, 10% and 15%, respectively, within a one-year period.

Net income simulation.  Given a parallel shift of 100 basis points (“bps”), 200 bps and 300 bps in interest rates, the estimated net income may not decrease by more than 10%, 20% and 30%, respectively, within a one-year period.

Market value of equity simulation.  The market value of equity is the present value of assets and liabilities.  Given a parallel shift of 100 bps, 200 bps and 300 bps in interest rates, the market value of equity may not decrease by more than 15%, 30% and 35%, respectively, from the computed economic value at current interest rate levels.

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at March 31, 2018 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from March 31, 2018 levels.

	Increase			Decrease
parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/ (decrease) in net interest income	0.6%	1.6%	2.0%	(6.6)%
Projected percentage increase/ (decrease) in net income	2.8%	6.4%	7.7%	(16.1)%
Projected increase/ (decrease) in return on average equity	2.7%	6.1%	7.4%	(15.4)%
Projected increase/ (decrease) in earnings per share	$0.03	$0.08	$0.09	$(0.19)
Projected percentage increase/ (decrease) in market value of equity	(3.8)%	(7.0)%	(11.0)%	0.6%

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

PART II.               OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to a number of asserted and unasserted claims encountered in the normal course of business.  We believe that any additional liability, other than that which has already been accrued, that may result from such potential litigation will not have a material adverse effect on the financial statements.  However, we cannot presently determine whether or not any claims against us will have a material adverse effect on our results of operations in any future reporting period. Refer to note 11.

Item 1A.  Risk Factors

Except as previously disclosed, there have been no material updates or additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)                                  Not applicable.

b.)                                  Not applicable.

c.)            The following table discloses information regarding the repurchase of shares of common stock during the quarter ending March 31, 2018:

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1
Northwest Bancshares, Inc. 2018 Equity Incentive Plan (incorporated by reference to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 7, 2018 (file 001-34582))

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	May 10, 2018	By:	/s/ William J. Wagner
William J. Wagner
Chairman and Chief Executive Officer
(Duly Authorized Officer)

Date:	May 10, 2018	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr.
Senior Executive Vice President, Finance and
Chief Financial Officer
(Principal Accounting Officer)