Form 10-Q
period 2018-06-30
Northwest Bancshares, Inc.
filed 2018-08-08
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock ($0.01 par value), 103,161,338 shares outstanding as of July 31, 2018

NORTHWEST BANCSHARES, INC.

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$133,045	77,710
Marketable securities available-for-sale (amortized cost of $814,848 and $800,094)	799,878	792,535
Marketable securities held-to-maturity (fair value of $25,212 and $29,667)	25,747	29,678
Total cash and cash equivalents and marketable securities	958,670	899,923

Personal Banking loans:
Residential mortgage loans held-for-sale	—	3,128
Residential mortgage loans	2,800,668	2,773,075
Home equity loans	1,276,181	1,310,355
Consumer loans	700,925	671,389
Total Personal Banking loans	4,777,774	4,757,947
Commercial Banking loans:
Commercial real estate loans	2,553,223	2,454,726
Commercial loans	611,373	580,736
Total Commercial Banking loans	3,164,596	3,035,462
Total loans	7,942,370	7,793,409
Allowance for loan losses	(57,332)	(56,795)
Total loans, net	7,885,038	7,736,614

Federal Home Loan Bank stock, at cost	7,887	11,733
Accrued interest receivable	24,959	23,352
Real estate owned, net	2,722	5,666
Premises and equipment, net	146,276	151,944
Bank owned life insurance	170,791	171,547
Goodwill	307,420	307,420
Other intangible assets	22,629	25,669
Other assets	35,917	30,066
Total assets	$9,562,309	9,363,934

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing checking deposits	$1,732,664	1,610,409
Interest-bearing checking deposits	1,485,938	1,442,928
Money market deposit accounts	1,686,052	1,707,450
Savings deposits	1,697,396	1,653,579
Time deposits	1,405,328	1,412,623
Total deposits	8,007,378	7,826,989

Borrowed funds	99,889	108,238
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	111,213	111,213
Advances by borrowers for taxes and insurance	51,640	40,825
Accrued interest payable	568	460
Other liabilities	62,741	68,485
Total liabilities	8,333,429	8,156,210

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 103,122,890 and 102,394,828 shares issued, respectively	1,031	1,027
Paid-in capital	739,673	730,719
Retained earnings	531,269	508,058
Accumulated other comprehensive loss	(43,093)	(32,080)
Total shareholders’ equity	1,228,880	1,207,724
Total liabilities and shareholders’ equity	$9,562,309	9,363,934
See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest income:
Loans receivable	$88,106	84,714	173,326	167,465
Mortgage-backed securities	3,254	2,987	6,267	5,209
Taxable investment securities	648	981	1,326	1,987
Tax-free investment securities	313	529	703	1,098
FHLB dividends	85	50	182	109
Interest-earning deposits	469	536	604	1,196
Total interest income	92,875	89,797	182,408	177,064
Interest expense:
Deposits	7,309	5,826	13,767	11,291
Borrowed funds	1,340	1,240	2,648	2,465
Total interest expense	8,649	7,066	16,415	13,756
Net interest income	84,226	82,731	165,993	163,308
Provision for loan losses	5,349	5,562	9,558	10,199
Net interest income after provision for loan losses	78,877	77,169	156,435	153,109
Noninterest income:
Gain on sale of investments	—	3	153	20
Service charges and fees	12,908	12,749	24,807	24,466
Trust and other financial services income	4,050	4,600	8,081	8,904
Insurance commission income	2,090	2,353	4,839	5,147
Gain/ (loss) on real estate owned, net	176	(230)	(370)	(297)
Income from bank owned life insurance	2,333	1,652	3,323	2,720
Mortgage banking income	77	434	301	674
Gain on sale of offices	—	17,186	—	17,186
Other operating income	2,475	2,730	4,763	4,161
Total noninterest income	24,109	41,477	45,897	62,981
Noninterest expense:
Compensation and employee benefits	39,031	38,175	75,541	76,447
Premises and occupancy costs	6,824	7,103	14,131	14,619
Office operations	3,768	4,170	7,176	8,392
Collections expense	434	553	946	1,102
Processing expenses	9,560	9,639	19,266	19,548
Marketing expenses	2,014	2,846	4,154	4,994
Federal deposit insurance premiums	671	856	1,388	2,023
Professional services	2,819	2,452	5,096	5,027
Amortization of intangible assets	1,520	1,749	3,040	3,498
Real estate owned expense	133	217	425	499
Restructuring/ acquisition expense	393	2,634	393	2,857
Other expenses	2,620	2,868	5,652	5,902
Total noninterest expense	69,787	73,262	137,208	144,908
Income before income taxes	33,199	45,384	65,124	71,182
Federal and state income taxes expense	6,900	14,402	13,840	22,454
Net income	$26,299	30,982	51,284	48,728
Basic earnings per share	$0.26	0.31	0.50	0.48
Diluted earnings per share	$0.25	0.30	0.50	0.48

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$26,299	30,982	51,284	48,728
Other comprehensive income net of tax:
Net unrealized holding gains/ (losses) on marketable securities:
Unrealized holding gains/ (losses) net of tax of $494, $(845), $2,081, and $(1,159), respectively	(1,237)	1,290	(5,199)	1,948
Reclassification adjustment for gains included in net income, net of tax of $30, $39, $37 and $47, respectively	(75)	(56)	(94)	(67)
Net unrealized holding gains/ (losses) on marketable securities	(1,312)	1,234	(5,293)	1,881

Change in fair value of interest rate swaps, net of tax of $(58), $(118), $(153), and $(281), respectively	214	218	574	521

Defined benefit plan:
Reclassification adjustments for prior period service costs and net losses included in net income, net of tax of $(91), $(154), $(181) and $(307), respectively	226	221	452	441

Other comprehensive income/ (loss)	(872)	1,673	(4,267)	2,843

Total comprehensive income	$25,427	32,655	47,017	51,571

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(dollars in thousands, expect share data)

Quarter ended June 30, 2017

					Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at March 31, 2017	101,987,942	$1,020	723,055	480,309	(26,821)	1,177,563

Comprehensive income:
Net income	—	—	—	30,982	—	30,982

Other comprehensive income, net of tax of $(1,078)	—	—	—	—	1,673	1,673

Total comprehensive income	—	—	—	30,982	1,673	32,655

Exercise of stock options	112,154	1	1,275	—	—	1,276

Stock-based compensation expense	378,050	4	1,706	—	—	1,710

Dividends paid ($0.16 per share)	—	—	—	(16,274)	—	(16,274)

Balance at June 30, 2017	102,478,146	$1,025	726,036	495,017	(25,148)	1,196,930

Quarter ended June 30, 2018

					Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at March 31, 2018	102,599,662	$1,026	734,065	522,384	(42,221)	1,215,254

Comprehensive income:
Net income	—	—	—	26,299	—	26,299

Other comprehensive loss, net of tax of $375	—	—	—	—	(872)	(872)

Total comprehensive income/ (loss)	—	—	—	26,299	(872)	25,427

Exercise of stock options	291,595	3	3,312	—	—	3,315

Stock-based compensation expense	414,330	4	2,294	—	—	2,298

Stock-based compensation forfeited	(182,697)	(2)	2	—	—	—

Dividends paid ($0.17 per share)	—	—	—	(17,414)	—	(17,414)

Balance at June 30, 2018	103,122,890	$1,031	739,673	531,269	(43,093)	1,228,880

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(dollars in thousands, expect share data)

Six months ended June 30, 2017

					Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Beginning balance at December 31, 2016	101,699,406	$1,017	718,834	478,803	(27,991)	1,170,663

Comprehensive income:
Net income	—	—	—	48,728	—	48,728

Other comprehensive income, net of tax of $(1,700)	—	—	—	—	2,843	2,843

Total comprehensive income	—	—	—	48,728	2,843	51,571

Exercise of stock options	400,690	4	4,578	—	—	4,582

Stock-based compensation expense	378,050	4	2,624	—	—	2,628

Share repurchases	—	—	—	—	—	—

Dividends paid ($0.32 per share)	—	—	—	(32,514)	—	(32,514)

Ending balance at June 30, 2017	102,478,146	$1,025	726,036	495,017	(25,148)	1,196,930

Six months ended June 30, 2018

					Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Beginning balance at December 31, 2017	102,394,828	$1,027	730,719	508,058	(32,080)	1,207,724

Reclassification due to adoption of ASU No. 2018-02	—	—	—	6,746	(6,746)	—

Comprehensive income:
Net income	—	—	—	51,284	—	51,284

Other comprehensive loss, net of tax of $1,784	—	—	—	—	(4,267)	(4,267)

Total comprehensive income/ (loss)	—	—	—	58,030	(11,013)	47,017

Exercise of stock options	496,429	5	5,677	—	—	5,682

Stock-based compensation expense	414,330	4	3,272	—	—	3,276

Stock-based compensation forfeited	(182,697)	(5)	5	—	—	—

Dividends paid ($0.34 per share)	—	—		(34,819)	—	(34,819)

Ending balance at June 30, 2018	103,122,890	$1,031	739,673	531,269	(43,093)	1,228,880

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six months ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net Income	$51,284	48,728
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,558	10,199
Net (gain)/ loss on sale of assets	1,115	(361)
Net gain on sale of offices	—	(17,186)
Net depreciation, amortization and accretion	6,708	8,115
(Increase)/ decrease in other assets	(5,987)	19,372
Decrease in other liabilities	(4,276)	(1,734)
Net amortization on marketable securities	898	1,050
Noncash write-down of real estate owned	940	719
Deferred income tax expense	22	—
Origination of loans held for sale	(1,297)	(37,613)
Proceeds from sale of loans held for sale	4,501	37,199
Noncash compensation expense related to stock benefit plans	3,276	2,628
Net cash provided by operating activities	66,742	71,116

INVESTING ACTIVITIES:
Purchase of marketable securities held-to-maturity	—	(23,621)
Purchase of marketable securities available-for-sale	(108,879)	(208,850)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	3,923	7,385
Proceeds from maturities and principal reductions of marketable securities available-for-sale	88,183	64,741
Proceeds from sale of marketable securities available-for-sale	5,206	19,478
Proceeds from bank-owed life insurance	—	1,550
Loan originations	(1,483,080)	(1,337,829)
Proceeds from loan maturities and principal reductions	1,322,618	1,346,050
Net (purchase)/ sale of Federal Home Loan Bank stock	3,846	(752)
Proceeds from sale of real estate owned	4,415	2,372
Sale of real estate owned for investment, net	304	304
(Purchase)/ sale of premises and equipment	(1,661)	502
Net cash used in investing activities	(165,125)	(128,670)

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
(in thousands)

	Six months ended June 30,
	2018	2017
FINANCING ACTIVITIES:
Increase/ (decrease) in deposits, net	$180,389	(126,723)
Net decrease in short-term borrowings	(8,349)	(32,458)
Increase in advances by borrowers for taxes and insurance	10,815	11,567
Cash dividends paid	(34,819)	(32,514)
Proceeds from stock options exercised	5,682	4,582
Net cash provided by/ (used in) financing activities	153,718	(175,546)

Net increase/ (decrease) in cash and cash equivalents	$55,335	(233,100)

Cash and cash equivalents at beginning of period	$77,710	389,867
Net increase/ (decrease) in cash and cash equivalents	55,335	(233,100)
Cash and cash equivalents at end of period	$133,045	156,767

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $13,115 and $11,028, respectively)	$16,307	13,869
Income taxes	$9,149	9,805

Non-cash activities:
Loans foreclosures and repossessions	$3,599	5,062
Sale of real estate owned financed by the Company	$183	168

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

The results of operations for the quarter and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other period.

Stock-Based Compensation

On May 14, 2018, the Company awarded employees 831,160 stock options and directors 64,800 stock options with an exercise price of $16.59 and grant date fair value of $1.49 per stock option, and the Company awarded employees 390,030 restricted common shares and directors 24,300 restricted common shares with a grant date fair value of $16.59. Awarded stock options and common shares vest over a seven-year period with the first vesting occurring on the grant date. Stock-based compensation expense of $2.3 million and $1.7 million for the quarters ended June 30, 2018 and 2017, and $3.3 million million and $2.6 million for the six months ended June 30, 2018 and 2017, respectively, was recognized in compensation expense relating to our stock benefit plans. At June 30, 2018 there was compensation expense of $4.6 million to be recognized for awarded but unvested stock options and $19.6 million for unvested common shares.

 Income Taxes- Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  At June 30, 2018 we had no liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in other expenses and (2) refund claims in other operating income.  We recognize penalties (if any) in other expenses. We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2017, 2016, 2015 and 2014.

Recently Adopted Accounting Standards

In May 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Effective January 1, 2018, we adopted the ASU and all related amendments to all contracts using the modified retrospective approach, with the cumulative effect recorded as an adjustment to opening retained earnings. Due to immateriality, we had no cumulative effect to record. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.

Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The services that fall within the scope of ASC 606 include service charges and fees, trust and other financial services income, insurance commission income, sale of OREO and other operating income.

Revenue is recognized when performance obligations under the terms of a contract with our customers are satisfied. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The majority of our revenue continues to be recognized at the point in time when the services are provided to our customers.

Service charges and fees represents income earned on both loan and deposit accounts as well as interchange income. Service charges on deposit accounts primarily consist of overdraft, non-sufficient funds, ATM transaction fees and account management fees. Revenue is recognized at the point in time the transaction occurs or the service is provided to the customer. We earn interchange income from debit and credit cardholder transactions processed through payment networks. Interchange fees represent a percentage of the underlying transaction value and are generally set by the credit card associations. Interchange fees are recognized as transactions occur.

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

Our insurance subsidiary is an employee benefits and property and casualty insurance agency specializing in commercial and personal insurance as well as retirement benefit plans. Insurance commission income is earned at the time of sale of the third party’s product or service to our customers.

Loss on real estate owned represents gains and losses on real estate acquired by Northwest through the foreclosure process. Proceeds from the sale of these properties are recognized when control of the property transfers to the buyer. In certain instances the Bank may finance a portion of the purchase price paid by the buyer and an additional evaluation of whether all of the contract criteria are met is required. If it is not probable that we will collect substantially all of the consideration expected, the transaction would not be accounted for as a sale until the concerns about collectability are resolved.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments”. The main objective of this ASU is to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this Update provide guidance on the following eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of bank-owned life insurance (BOLI) policies, distributions received from equity method investments, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We adopted this guidance on January 1, 2018 and applied it on a retrospective basis. No material reclassifications were made for the six months ended and we do not expect the reclassifications to be material for the full year.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". This guidance eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under this guidance goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. This guidance is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017.We have elected to early adopt this standard as of January 1, 2018 and the amendments were applied on a prospective basis. The adoption did not have a material impact on the consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Costs". This guidance provides financial statement users with clearer and disaggregated information related to the components of net periodic benefit cost and improve transparency of the presentation of net periodic benefit cost in the financial statements. Employers will present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Employers will present the other components of the net periodic benefit cost separately from the line items that includes the service cost outside of any subtotal of operating income, if one is presented. This guidance is effective for annual and interim periods beginning after December 15, 2017 and should be applied retrospectively. We adopted this standard as of January 1, 2018. The other components of the net periodic benefit cost for the quarter and six months ended June 30, 2017 totaled $517,000 and $1.0 million, respectivey, and were reclassified from compensation and employee benefits to other expense.

 In March 2017, the FASB issued ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities". This guidance shortens the amortization period for certain callable debt securities held at a premium to the earliest call date from the maturity date. This guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted in any interim period. We have elected to early adopt this standard as of January 1, 2018. The adoption did not have a material impact on our results of operations or financial position.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting”. This guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. This guidance is effective for annual and interim periods beginning after December 15, 2017 and should be applied on a prospective basis to an award modified on or after the adoption date. We adopted this standard as of January 1, 2018 and will apply the guidance to future modifications.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This guidance permits a reclassification from accumulated other comprehensive income to retained earnings of the stranded tax effects resulting from the Tax Cuts and Jobs Act. This guidance is effective for annual or interim reporting periods beginning after December 15, 2018 but permits early adoption in a period for which financial statements have not been issued. We have elected to early adopt the ASU as of January 1, 2018. The reclassification from accumulated other comprehensive income to retained earnings was $6.7 million for the release of stranded income tax benefits relating to the unrealized net gains and losses on available for sale securities and the change in fair value of our interest rate swaps and our pension plan. Our policy for releasing income tax effects from accumulated other comprehensive income is to release them when investments are sold or matured and liabilities are extinguished.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-2, “Leases”. This guidance requires a lessee to recognize in the statement of financial condition a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the term of the lease. Optional periods should only be recognized if the lessee is reasonably certain to exercise the option. For leases with a term of twelve months or less, the lessee is permitted not to recognize lease assets and lease liabilities and should recognize lease expense for such leases generally on a straight-line basis over the term of the lease. This guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those years and early adoption is permitted. We lease certain branch and office facilities or land under operating leases. While we are currently evaluating the impact this guidance will have on our results of operations and financial position, we expect the primary impact on the consolidated statement of financial position will be the recognition of right-of-use assets and lease obligations under the ASU as a result of our minimum commitments under non-cancellable operating lease. Our current minimum commitments under non-cancellable operating leases are disclosed in Note 7, “Premises and Equipment” in our Annual Report on Form 10-K for the year ended December 31, 2017.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments", which eliminates the probable initial recognition threshold for credit losses requiring, instead, that all financial assets (or group of financial assets) measured at amortized cost be presented at the net amount expected to be collected inclusive of the entity’s current estimate of all lifetime expected credit losses. This guidance also applies to certain off-balance-sheet credit exposures such as unfunded commitments and non-derivative financial guarantees. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) in order to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The income statement under this guidance will reflect the initial recognition of current expected credit losses for newly recognized assets, as well as any increases or decreases of expected credit losses that have occurred during the period. This guidance retains many currently-existing disclosures related to the credit quality of an entity’s assets and the related allowance for credit losses amended to reflect the change to an expected credit loss methodology, as well as enhanced disclosures to provide information to users at a more disaggregated level. Upon adoption, ASU 2016-13 provides for a modified retrospective transition by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective, except for debt securities for which other-than-temporary impairment has previously been recognized. For these debt securities, a prospective transition is provided in order to maintain the same amortized cost prior to and subsequent to the effective date of the ASU. This guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. Management created a formal working group to govern the implementation of these amendments consisting of key stakeholders from finance, risk, credit and accounting. We are currently in the process of designing current expected credit loss estimation methodologies and systems, and collecting data to be able to comply with the standard. We are also evaluating the effect this guidance will have on our results of operations, financial position and related disclosures. The impact of the ASU will depend upon the state of the economy and the nature of our portfolios, among other items, at the date of adoption.

(2)    Investment securities and impairment of investment securities

The following table shows the portfolio of investment securities available-for-sale at June 30, 2018 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year or less	$1	—	—	1

Debt issued by government sponsored enterprises:
Due in one year or less	71,103	—	(238)	70,865
Due after one year through five years	130,850	6	(3,136)	127,720
Due after ten years	4,119	—	(75)	4,044

Municipal securities:
Due in one year or less	1,809	5	—	1,814
Due after one year through five years	4,620	57	(8)	4,669
Due after five years through ten years	12,604	75	(14)	12,665
Due after ten years	10,650	51	(12)	10,689

Corporate debt issues:
Due after ten years	911	—	—	911

Residential mortgage-backed securities:
Fixed rate pass-through	136,114	663	(5,162)	131,615
Variable rate pass-through	28,640	1,175	(7)	29,808
Fixed rate non-agency CMOs	1	—	—	1
Fixed rate agency CMOs	344,427	14	(8,917)	335,524
Variable rate agency CMOs	68,999	578	(25)	69,552
Total residential mortgage-backed securities	578,181	2,430	(14,111)	566,500
Total marketable securities available-for-sale	$814,848	2,624	(17,594)	799,878

The following table shows the portfolio of investment securities available-for-sale at December 31, 2017 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year or less	$1	—	—	1

Debt issued by government sponsored enterprises:
Due in one year or less	66,566	14	(289)	66,291
Due after one year through five years	140,624	—	(2,402)	138,222
Due after ten years	4,833	—	(77)	4,756

Equity securities	551	29	(6)	574

Municipal securities:
Due in one year or less	2,492	7	(1)	2,498
Due after one year through five years	7,072	82	(6)	7,148
Due after five years through ten years	14,576	171	—	14,747
Due after ten years	26,371	292	—	26,663

Corporate debt issues:
Due after ten years	909	—	—	909

Residential mortgage-backed securities:
Fixed rate pass-through	144,411	1,108	(2,817)	142,702
Variable rate pass-through	33,079	1,464	(6)	34,537
Fixed rate non-agency CMOs	15	—	—	15
Fixed rate agency CMOs	284,320	37	(5,271)	279,086
Variable rate agency CMOs	74,274	249	(137)	74,386
Total residential mortgage-backed securities	536,099	2,858	(8,231)	530,726
Total marketable securities available-for-sale	$800,094	3,453	(11,012)	792,535

The following table shows the portfolio of investment securities held-to-maturity at June 30, 2018 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Residential mortgage-backed securities:
Fixed rate pass-through	$3,278	71	—	3,349
Variable rate pass-through	1,970	45	—	2,015
Fixed rate agency CMOs	19,828	1	(663)	19,166
Variable rate agency CMOs	671	11	—	682
Total residential mortgage-backed securities	25,747	128	(663)	25,212
Total marketable securities held-to-maturity	$25,747	128	(663)	25,212

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2017 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Residential mortgage-backed securities:
Fixed rate pass-through	$3,760	140	—	3,900
Variable rate pass-through	2,283	64	—	2,347
Fixed rate agency CMOs	22,906	20	(248)	22,678
Variable rate agency CMOs	729	13	—	742
Total residential mortgage-backed securities	29,678	237	(248)	29,667
Total marketable securities held-to-maturity	$29,678	237	(248)	29,667

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2018 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$10,972	(36)	181,046	(3,413)	192,018	(3,449)
Municipal securities	6,251	(34)	—	—	6,251	(34)
Residential mortgage-backed securities - agency	262,539	(5,540)	208,728	(9,234)	471,267	(14,774)

Total temporarily impaired securities	$279,762	(5,610)	389,774	(12,647)	669,536	(18,257)

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

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the quarter and six months ended June 30,:

	2018	2017
Beginning balance at April 1, (1)	$—	7,942
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for securities sold/ called realized during the quarter	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at June 30,	$—	7,942
(1) The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

	2018	2017
Beginning balance at January 1, (1)	$352	7,942
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the quarter	(352)	—
Reduction for securities sold/ called realized during the six months	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at June 30,	$—	7,942
(1) The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(3)    Loans receivable

 The following table shows a summary of our loans receivable at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
	Originated	Acquired	Total	Originated	Acquired	Total
Personal Banking:
Residential mortgage loans (1)	$2,690,904	104,008	2,794,912	2,658,726	113,823	2,772,549
Home equity loans	1,040,988	235,193	1,276,181	1,051,558	258,797	1,310,355
Consumer finance loans (2)	8,724	—	8,724	18,619	—	18,619
Consumer loans	602,021	74,037	676,058	540,832	97,877	638,709
Total Personal Banking	4,342,637	413,238	4,755,875	4,269,735	470,497	4,740,232

Commercial Banking:
Commercial real estate loans	2,490,263	263,515	2,753,778	2,303,179	296,161	2,599,340
Commercial loans	617,377	56,906	674,283	572,341	60,822	633,163
Total Commercial Banking	3,107,640	320,421	3,428,061	2,875,520	356,983	3,232,503
Total loans receivable, gross	7,450,277	733,659	8,183,936	7,145,255	827,480	7,972,735

Deferred loan costs	29,097	1,090	30,187	26,255	1,527	27,782
Allowance for loan losses	(51,138)	(6,194)	(57,332)	(50,572)	(6,223)	(56,795)
Undisbursed loan proceeds:
Residential mortgage loans	(8,288)	—	(8,288)	(10,067)	—	(10,067)
Commercial real estate loans	(199,236)	(1,319)	(200,555)	(141,967)	(2,647)	(144,614)
Commercial loans	(61,750)	(1,160)	(62,910)	(51,143)	(1,284)	(52,427)
Total loans receivable, net	$7,158,962	726,076	7,885,038	6,917,761	818,853	7,736,614
(1) Includes $0 and $3.1 million of loans held for sale at June 30, 2018 and December 31, 2017, respectively.
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

Acquired loans were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification (“ASC”) Topic 310-30 or ASC Topic 310-20. The following table provides information related to the outstanding principal balance and related carrying value of acquired loans for the dates indicated (in thousands):

	June 30, 2018	December 31, 2017
Acquired loans evaluated individually for future credit losses:
Outstanding principal balance	$8,674	9,735
Carrying value	6,050	6,875

Acquired loans evaluated collectively for future credit losses:
Outstanding principal balance	731,270	824,205
Carrying value	726,220	818,201

Total acquired loans:
Outstanding principal balance	739,944	833,940
Carrying value	732,270	825,076

The following table provides information related to the changes in the accretable discount, which includes income recognized from contractual cash flows for the dates indicated (in thousands):

Total
Balance at December 31, 2016	$2,187
Accretion	(1,318)
Net reclassification from nonaccretable yield	671
Balance at December 31, 2017	1,540
Accretion	(423)
Net reclassification from nonaccretable yield	—
Balance at June 30, 2018	$1,117

The following table provides information related to acquired impaired loans by portfolio segment and by class of financing receivable at and for the six months ended June 30, 2018 (in thousands):

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income recognized
Personal Banking:
Residential mortgage loans	$1,112	1,765	13	1,147	91
Home equity loans	1,031	1,994	8	1,087	98
Consumer loans	37	109	4	48	24
Total Personal Banking	2,180	3,868	25	2,282	213

Commercial Banking:
Commercial real estate loans	3,792	4,721	1	4,090	204
Commercial loans	78	85	—	90	6
Total Commercial Banking	3,870	4,806	1	4,180	210

Total	$6,050	8,674	26	6,462	423

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

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended June 30, 2018 (in thousands):

	Balance June 30, 2018	Current period provision	Charge-offs	Recoveries	Balance March 31, 2018
Originated loans:
Personal Banking:
Residential mortgage loans	$3,657	157	(310)	86	3,724
Home equity loans	3,839	272	(241)	91	3,717
Consumer finance loans	2,354	(370)	(486)	179	3,031
Consumer loans	9,760	2,543	(2,623)	700	9,140
Total Personal Banking	19,610	2,602	(3,660)	1,056	19,612

Commercial Banking:
Commercial real estate loans	21,019	991	(343)	153	20,218
Commercial loans	10,509	1,373	(311)	154	9,293
Total Commercial Banking	31,528	2,364	(654)	307	29,511
Total originated loans	51,138	4,966	(4,314)	1,363	49,123

Acquired loans:
Personal Banking:
Residential mortgage loans	170	74	(79)	86	89
Home equity loans	662	56	(165)	43	728
Consumer loans	915	139	(59)	28	807
Total Personal Banking	1,747	269	(303)	157	1,624

Commercial Banking:
Commercial real estate loans	3,422	(27)	(96)	115	3,430
Commercial loans	1,025	141	(180)	30	1,034
Total Commercial Banking	4,447	114	(276)	145	4,464
Total acquired loans	6,194	383	(579)	302	6,088

Total	$57,332	5,349	(4,893)	1,665	55,211

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended June 30, 2017 (in thousands):

	Balance June 30, 2017	Current period provision	Charge-offs	Recoveries	Balance March 31, 2017
Originated loans:
Personal Banking:
Residential mortgage loans	$4,635	217	(314)	94	4,638
Home equity loans	2,957	295	(343)	16	2,989
Consumer finance loans	3,957	679	(782)	103	3,957
Consumer loans	5,790	1,508	(2,611)	421	6,472
Total Personal Banking	17,339	2,699	(4,050)	634	18,056

Commercial Banking:
Commercial real estate loans	22,584	1,488	(72)	533	20,635
Commercial loans	16,704	1,519	(708)	494	15,399
Total Commercial Banking	39,288	3,007	(780)	1,027	36,034
Total originated loans	56,627	5,706	(4,830)	1,661	54,090

Acquired loans:
Personal Banking:
Residential mortgage loans	85	26	(58)	39	78
Home equity loans	623	7	(346)	30	932
Consumer loans	628	(103)	(124)	24	831
Total Personal Banking	1,336	(70)	(528)	93	1,841

Commercial Banking:
Commercial real estate loans	2,446	(1,266)	(257)	256	3,713
Commercial loans	2,476	1,192	(221)	45	1,460
Total Commercial Banking	4,922	(74)	(478)	301	5,173
Total acquired loans	6,258	(144)	(1,006)	394	7,014

Total	$62,885	5,562	(5,836)	2,055	61,104

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2018 (in thousands):

	Balance June 30, 2018	Current period provision	Charge-offs	Recoveries	Balance December 31, 2017
Originated loans:
Personal Banking:
Residential mortgage loans	$3,657	187	(506)	152	3,824
Home equity loans	3,839	187	(542)	122	4,072
Consumer finance loans	2,354	(32)	(2,039)	457	3,968
Other consumer loans	9,760	5,822	(5,799)	1,262	8,475
Total Personal Banking	19,610	6,164	(8,886)	1,993	20,339

Commercial Banking:
Commercial real estate loans	21,019	1,694	(883)	297	19,911
Commercial loans	10,509	1,035	(1,140)	292	10,322
Total Commercial Banking	31,528	2,729	(2,023)	589	30,233
Total originated loans	51,138	8,893	(10,909)	2,582	50,572

Acquired loans:
Personal Banking:
Residential mortgage loans	170	32	(84)	91	131
Home equity loans	662	258	(475)	117	762
Other consumer loans	915	85	(132)	72	890
Total Personal Banking	1,747	375	(691)	280	1,783

Commercial Banking:
Commercial real estate loans	3,422	(157)	(107)	137	3,549
Commercial loans	1,025	447	(376)	63	891
Total Commercial Banking	4,447	290	(483)	200	4,440
Total acquired loans	6,194	665	(1,174)	480	6,223

Total	$57,332	9,558	(12,083)	3,062	56,795

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2017 (in thousands):

	Balance June 30, 2017	Current period provision	Charge-offs	Recoveries	Balance December 31, 2016
Personal Banking:
Residential mortgage loans	$4,635	184	(467)	262	4,656
Home equity loans	2,957	(112)	(518)	101	3,486
Consumer finance loans	3,957	1,369	(1,578)	209	3,445
Other consumer loans	5,790	6,168	(5,068)	673	4,529
Total Personal Banking	17,339	7,609	(7,631)	1,245	16,116

Commercial Banking:
Commercial real estate loans	22,584	(1,459)	(335)	711	23,667
Commercial loans	16,704	1,928	(1,654)	920	15,510
Total Commercial Banking	39,288	469	(1,989)	1,631	39,177
Total	$56,627	8,078	(9,620)	2,876	55,293

Acquired loans:
Personal Banking:
Residential mortgage loans	$85	141	(195)	68	71
Home equity loans	623	188	(820)	208	1,047
Other consumer loans	628	299	(531)	207	653
Total Personal Banking	1,336	628	(1,546)	483	1,771

Commercial Banking:
Commercial real estate loans	2,446	(601)	(468)	507	3,008
Commercial loans	2,476	2,094	(542)	57	867
Total Commercial Banking	4,922	1,493	(1,010)	564	3,875
Total acquired loans	6,258	2,121	(2,556)	1,047	5,646

Total	$62,885	10,199	(12,176)	3,923	60,939

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at June 30, 2018 (in thousands):

	Total loans receivable	Allowance for loan losses	Nonaccrual loans (1)	Loans past due 90 days or more and still accruing (2)	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,800,668	3,827	13,248	—	7,595	743	—
Home equity loans	1,276,181	4,501	7,670	59	1,901	501	6
Consumer finance loans	8,724	2,354	15	—	—	—	—
Consumer loans	692,201	10,675	3,230	35	—	—	—
Total Personal Banking	4,777,774	21,357	24,163	94	9,496	1,244	6

Commercial Banking:
Commercial real estate loans	2,553,223	24,441	32,635	—	16,251	1,066	180
Commercial loans	611,373	11,534	5,915	—	4,915	569	19
Total Commercial Banking	3,164,596	35,975	38,550	—	21,166	1,635	199

Total	$7,942,370	57,332	62,713	94	30,662	2,879	205

(1)	Includes $10.9 million of nonaccrual TDRs.

(2)	Represents loans 90 days or more past maturity and still accruing.

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

The following table provides information related to the composition of originated impaired loans by portfolio segment and by class of financing receivable at and for the six months ended June 30, 2018 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$11,822	1,426	505	6,482	20,235	19,964	442
Home equity loans	6,729	941	—	1,538	9,208	9,558	257
Consumer finance loan	15	—	—	—	15	28	3
Consumer loans	2,626	604	—	—	3,230	3,729	103
Total Personal Banking	21,192	2,971	505	8,020	32,688	33,279	805

Commercial Banking:
Commercial real estate loans	15,617	17,018	3,331	5,191	41,157	38,348	756
Commercial loans	2,925	2,990	200	2,775	8,890	9,233	236
Total Commercial Banking	18,542	20,008	3,531	7,966	50,047	47,581	992

Total	$39,734	22,979	4,036	15,986	82,735	80,860	1,797

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

At June 30, 2018, we expect to fully collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent. As a result, we do not consider our purchased credit impaired loans that are 90 days or more delinquent to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at June 30, 2018 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,792,506	8,162	8,162	760	—
Home equity loans	1,274,280	1,901	1,901	502	—
Consumer finance loans	8,724	—	—	—	—
Consumer loans	692,157	44	44	8	—
Total Personal Banking	4,767,667	10,107	10,107	1,270	—

Commercial Banking:
Commercial real estate loans	2,531,376	21,847	18,807	1,799	3,040
Commercial loans	604,769	6,604	4,982	587	1,622
Total Commercial Banking	3,136,145	28,451	23,789	2,386	4,662

Total	$7,903,812	38,558	33,896	3,656	4,662

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

The following table provides a roll forward of troubled debt restructurings for the periods indicated (dollars in thousands):

	For the quarter ended June 30,
	2018		2017
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	200	$30,966	224	$43,578
New TDRs	10	861	1	348
Re-modified TDRs	—	—	1	445
Net paydowns		(875)		(1,458)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Commercial loans	—	—	5	(158)
Paid-off loans:
Residential mortgage loans	1	(6)	—	—
Home equity loans	1	(35)	4	(32)
Commercial real estate loans	3	(249)	8	(480)
Commercial loans	—	—	5	(383)
Ending TDR balance:	205	$30,662	203	$41,860

Accruing TDRs		$19,802		$23,987
Non-accrual TDRs		10,860		17,873

The following table provides a roll forward of troubled debt restructurings for the periods indicated (dollars in thousands):

	For the six months ended June 30,
	2018		2017
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	205	$32,104	225	$42,926
New TDRs	19	5,796	7	4,139
Re-modified TDRs	—	—	1	445
Net paydowns		(1,822)		(2,681)
Charge-offs:
Residential mortgage loans	1	(135)	—	—
Home equity loans	—	—	—	—
Commercial real estate loans	1	(203)	—	—
Commercial loans	1	(721)	6	(259)
Paid-off loans:
Residential mortgage loans	2	(255)	—	—
Home equity loans	2	(47)	5	(32)
Commercial real estate loans	7	(1,823)	10	(545)
Commercial loans	5	(2,232)	8	(2,133)
Ending TDR balance:	205	$30,662	203	$41,860

Accruing TDRs		$19,802		$23,987
Non-accrual TDRs		10,860		17,873

The following tables provide information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended June 30, 2018				For the six months ended June 30, 2018
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	2	$60	59	6	4	$273	272	27
Home equity loans	5	177	137	37	8	317	275	74
Total Personal Banking	7	237	196	43	12	590	547	101

Commercial Banking:
Commercial real estate loans	1	481	481	33	2	2,883	2,852	33
Commercial loans	2	143	142	10	5	2,323	1,508	10
Total Commercial Banking	3	624	623	43	7	5,206	4,360	43

Total	10	$861	819	86	19	$5,796	4,907	144

	For the quarter ended June 30, 2017				For the six months ended June 30, 2017
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	1	$445	431	45	3	$894	877	92
Home equity loans	—	—	—	—	—	—	—	—
Total Personal Banking	1	445	431	45	3	894	877	92

Commercial Banking:
Commercial real estate loans	1	348	343	25	4	3,486	3,198	294
Commercial loans	—	—	—	—	1	204	192	14
Total Commercial Banking	1	348	343	25	5	3,690	3,390	308

Total	2	$793	774	70	8	$4,584	4,267	400

During the quarter and six months ended June 30, 2018 and 2017, no TDRs modified within the previous twelve months have subsequently defaulted.

The following table provides information as of June 30, 2018 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended June 30, 2018 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	2	$7	—	—	52	59
Home equity loans	5	—	—	51	86	137
Total Personal Banking	7	7	—	51	138	196

Commercial Banking:
Commercial real estate loans	1	—	481	—	—	481
Commercial loans	2	—	—	142	—	142
Total Commercial Banking	3	—	481	142	—	623

Total	10	$7	481	193	138	819

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

The following table provides information as of June 30, 2018 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the six months ended June 30, 2018 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	4	$7	—	178	87	272
Home equity loans	8	29	—	51	195	275
Total Personal Banking	12	36	—	229	282	547

Commercial Banking:
Commercial real estate loans	2	—	481	—	2,371	2,852
Commercial loans	5	—	—	142	1,366	1,508
Total Commercial Banking	7	—	481	142	3,737	4,360

Total	19	$36	481	371	4,019	4,907

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

During the six month ended ended June 30, 2018, no TDRs were re-modified. During the six months ended June 30, 2017, one residential mortgage TDR was re-modified.

The following table provides information related to loan payment delinquencies at June 30, 2018 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Total loans receivable	90 Days or greater delinquent and accruing (1)
Originated loans:
Personal Banking:
Residential mortgage loans	$1,519	5,539	10,544	17,602	2,679,058	2,696,660	—
Home equity loans	5,223	1,757	5,890	12,870	1,028,118	1,040,988	—
Consumer finance loans	711	277	15	1,003	7,721	8,724	—
Consumer loans	8,117	2,421	2,287	12,825	604,249	617,074	—
Total Personal Banking	15,570	9,994	18,736	44,300	4,319,146	4,363,446	—

Commercial Banking:
Commercial real estate loans	2,854	2,318	12,550	17,722	2,273,305	2,291,027	—
Commercial loans	892	337	2,734	3,963	551,664	555,627	—
Total Commercial Banking	3,746	2,655	15,284	21,685	2,824,969	2,846,654	—
Total originated loans	19,316	12,649	34,020	65,985	7,144,115	7,210,100	—

Acquired loans:
Personal Banking:
Residential mortgage loans	42	308	1,749	2,099	101,909	104,008	471
Home equity loans	1,160	738	878	2,776	232,417	235,193	39
Consumer loans	738	233	346	1,317	73,810	75,127	7
Total Personal Banking	1,940	1,279	2,973	6,192	408,136	414,328	517

Commercial Banking:
Commercial real estate loans	3,044	1,371	3,222	7,637	254,559	262,196	155
Commercial loans	108	589	191	888	54,858	55,746	—
Total Commercial Banking	3,152	1,960	3,413	8,525	309,417	317,942	155
Total acquired loans	5,092	3,239	6,386	14,717	717,553	732,270	672

Total loans	$24,408	15,888	40,406	80,702	7,861,668	7,942,370	672

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

The following table sets forth information about credit quality indicators updated during the quarter ended June 30, 2018 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans:
Personal Banking:
Residential mortgage loans	$2,688,199	—	8,461	—	—	2,696,660
Home equity loans	1,034,815	—	6,173	—	—	1,040,988
Consumer finance loans	8,709	—	15	—	—	8,724
Consumer loans	614,373	—	2,701	—	—	617,074
Total Personal Banking	4,346,096	—	17,350	—	—	4,363,446

Commercial Banking:
Commercial real estate loans	2,071,907	59,944	159,176	—	—	2,291,027
Commercial loans	509,937	14,352	31,338	—	—	555,627
Total Commercial Banking	2,581,844	74,296	190,514	—	—	2,846,654
Total originated loans	6,927,940	74,296	207,864	—	—	7,210,100

Acquired loans:
Personal Banking:
Residential mortgage loans	102,707	—	1,301	—	—	104,008
Home equity loans	234,069	—	1,124	—	—	235,193
Consumer loans	74,479	—	648	—	—	75,127
Total Personal Banking	411,255	—	3,073	—	—	414,328

Commercial Banking:
Commercial real estate loans	222,420	5,754	34,022	—	—	262,196
Commercial loans	44,558	3,788	7,400	—	—	55,746
Total Commercial Banking	266,978	9,542	41,422	—	—	317,942
Total acquired loans	678,233	9,542	44,495	—	—	732,270

Total loans	$7,606,173	83,838	252,359	—	—	7,942,370

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2017 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans:
Personal Banking:
Residential mortgage loans	$2,645,475	—	16,905	—	—	2,662,380
Home equity loans	1,042,965	—	8,593	—	—	1,051,558
Consumer finance loans	18,420	—	199	—	—	18,619
Consumer loans	549,550	—	3,816	—	—	553,366
Total Personal Banking	4,256,410	—	29,513	—	—	4,285,923

Commercial Banking:
Commercial real estate loans	1,964,565	78,699	117,948	—	—	2,161,212
Commercial loans	461,962	15,510	43,726	—	—	521,198
Total Commercial Banking	2,426,527	94,209	161,674	—	—	2,682,410
Total originated loans	6,682,937	94,209	191,187	—	—	6,968,333

Acquired loans:
Personal Banking:
Residential mortgage loans	112,990	—	833	—	—	113,823
Home equity loans	257,312	—	1,485	—	—	258,797
Consumer loans	98,659	—	745	—	—	99,404
Total Personal Banking	468,961	—	3,063	—	—	472,024

Commercial Banking:
Commercial real estate loans	251,761	4,838	36,915	—	—	293,514
Commercial loans	49,073	3,787	6,678	—	—	59,538
Total Commercial Banking	300,834	8,625	43,593	—	—	353,052
Total acquired loans	769,795	8,625	46,656	—	—	825,076

Total	$7,452,732	102,834	237,843	—	—	7,793,409

(4)	Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	June 30, 2018	December 31, 2017
Amortizable intangible assets:
Core deposit intangibles — gross	$63,685	63,685
Less: accumulated amortization	(42,637)	(40,029)
Core deposit intangibles — net	21,048	23,656
Customer and Contract intangible assets — gross	10,474	10,474
Less: accumulated amortization	(8,893)	(8,461)
Customer and Contract intangible assets — net	$1,581	2,013

The following table shows the actual aggregate amortization expense for the quarters ended June 30, 2018 and 2017, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended June 30, 2018	$1,520
For the quarter ended June 30, 2017	1,749
For the six months ended June 30, 2018	3,040
For the six months ended June 30, 2017	3,498
For the year ending December 31, 2018	5,848
For the year ending December 31, 2019	4,933
For the year ending December 31, 2020	4,017
For the year ending December 31, 2021	3,188
For the year ending December 31, 2022	2,456
For the year ending December 31, 2023	1,847

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2016	$307,420
Goodwill from acquisition	—
Balance at December 31, 2017	307,420
Goodwill from acquisition	—
Balance at June 30, 2018	$307,420

We performed our annual goodwill impairment test as of June 30, 2018 using Accounting Standard Codification 350, ("Step 0"), as updated by ASU 2017-04 and concluded that goodwill was not impaired.

(5)    Borrowed Funds

Borrowings

Borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB"), if any, are secured by our residential first mortgage and other qualifying loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB carries a commitment of $150.0 million. The rate is adjusted daily by the FHLB, and any borrowings on this line may be repaid at any time without penalty. At June 30, 2018 and December 31, 2017 the revolving line of credit was undrawn.

At June 30, 2018 and December 31, 2017 collateralized borrowings, due within one year, were $99.9 million, and $108.2 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB.

Trust Preferred Securities

We have 3 statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust and LNB Trust II, a Delaware statutory business trust (the Trusts). The trusts exist solely to issue preferred securities to third parties for cash, issue common securities to the Company in exchange for capitalization of the Trusts, invest the proceeds from the sale of trust securities in an equivalent amount of debentures of the Company, and engage in other activities that are incidental to those previously listed. Northwest Bancorp Capital Trust III issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 5, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 30, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%. Northwest Bancorp Statutory Trust IV issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 15, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 15, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%. LNB Trust II has 7,875 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $7,875,000) with a stated maturity of June 15, 2037 and a floating rate of interest, which resets quarterly, equal to three-month LIBOR plus 1.48%. As the shareholders of the trust preferred securities are the primary beneficiaries of the Trusts, the Trusts are not consolidated in our financial statements.

The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities.  Northwest Bancorp Capital Trust III holds $51,547,000 of the Company’s junior subordinated debentures due December 30, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at June 30, 2018 was 3.72%. Northwest Bancorp Statutory Trust IV holds $51,547,000 of the Company’s junior subordinated debentures due December 15, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at June 30, 2018 was 3.72%. LNB Trust II holds $8,119,000 of the Company's junior subordinated debentures due June 15, 2037, with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.48%. The rate in effect at June 30, 2018 was 3.82%.

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

We may, at any time, dissolve any of the Trusts and distribute the debentures to the trust security holders, subject to receipt of any required regulatory approval.

(6)	Guarantees

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer.  At June 30, 2018, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $30.2 million, of which $15.8 million is fully collateralized.  At June 30, 2018, we had a liability, which represents deferred income, of $99,000 related to the standby letters of credit.

(7)	Earnings Per Share

 Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All stock options outstanding during the quarter ended June 30, 2018 and 2017, were included in the computation of diluted earnings per share because the options’ exercise price was less than the average market price of the common shares of $17.07 and $15.97, respectively. All stock options outstanding during the six months ended June 30, 2018 and 2017, were included in the computation of diluted earnings per share because the options’ exercise price was less than the average market price of the common shares of $16.95 and $16.75, respectively.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Reported net income	$26,299	30,982	51,284	48,728

Weighted average common shares outstanding	101,870,043	100,950,772	101,735,235	100,798,209
Dilutive potential shares due to effect of stock options	1,554,111	1,498,921	1,545,885	1,726,849
Total weighted average common shares and dilutive potential shares	103,424,154	102,449,693	103,281,120	102,525,058

Basic earnings per share:	$0.26	0.31	0.50	0.48

Diluted earnings per share:	$0.25	0.30	0.50	0.48

(8)	Pension and Other Post-retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended June 30,
	Pension benefits		Other post-retirement benefits
	2018	2017	2018	2017
Service cost	$1,716	1,537	—	—
Interest cost	1,678	1,719	13	18
Expected return on plan assets	(2,992)	(2,628)	—	—
Amortization of prior service cost	(580)	(581)	—	—
Amortization of the net loss	872	928	25	27
Net periodic cost	$694	975	38	45

	Six months ended June 30,
	Pension benefits		Other post-retirement benefits
	2018	2017	2018	2017
Service cost	$3,432	3,075	—	—
Interest cost	3,356	3,440	27	35
Expected return on plan assets	(5,984)	(5,256)	—	—
Amortization of prior service cost	(1,161)	(1,162)	—	—
Amortization of the net loss	1,745	1,855	49	54
Net periodic cost	$1,388	1,952	76	89

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

Equity securities - available for sale - Publicly traded securities valued using quoted market prices are classified as Level 1.  We consider the financial condition of the issuer to determine if the securities have indicators of impairment.

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

Federal Home Loan Bank (“FHLB”) Stock

Due to the restrictions placed on the transferability of FHLB stock is classified as Level 3.

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At June 30, 2018 and December 31, 2017, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at June 30, 2018 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$133,045	133,045	133,045	—	—
Securities available-for-sale	799,878	799,878	—	799,878	—
Securities held-to-maturity	25,747	25,212	—	25,212	—
Loans receivable, net	7,885,038	7,699,045	—	—	7,699,045
Accrued interest receivable	24,959	24,959	24,959	—	—
Interest rate swaps	4,249	4,249	—	4,249	—
FHLB Stock	7,887	7,887	—	—	7,887
Total financial assets	$8,880,803	8,694,275	158,004	829,339	7,706,932

Financial liabilities:
Savings and checking deposits	$6,602,050	6,602,050	6,602,050	—	—
Time deposits	1,405,328	1,432,439	—	—	1,432,439
Borrowed funds	99,889	99,889	99,889	—	—
Junior subordinated debentures	111,213	106,746	—	—	106,746
Interest rate swaps	4,585	4,585	—	4,585	—
Accrued interest payable	568	568	568	—	—
Total financial liabilities	$8,223,633	8,246,277	6,702,507	4,585	1,539,185

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at December 31, 2017 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$77,710	77,710	77,710	—	—
Securities available-for-sale	792,535	792,535	574	791,961	—
Securities held-to-maturity	29,678	29,667	—	29,667	—
Loans receivable, net	7,736,614	7,762,562	3,128	—	7,759,434
Accrued Interest Receivable	23,352	23,352	23,352	—	—
Interest rate swaps	214	214	—	214	—
FHLB Stock	11,733	11,733	—	—	11,733
Total financial assets	$8,671,836	8,697,773	104,764	821,842	7,771,167

Financial liabilities:
Savings and checking accounts	$6,414,366	6,414,366	6,414,366	—	—
Time deposits	1,412,623	1,433,380	—	—	1,433,380
Borrowed funds	108,238	108,238	108,238	—	—
Junior subordinated debentures	111,213	110,954	—	—	110,954
Interest rate swaps	1,278	1,278	—	1,278	—
Foreign exchange swaps	61	61	—	61	—
Accrued interest payable	460	460	460	—	—
Total financial liabilities	$8,048,239	8,068,737	6,523,064	1,339	1,544,334

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both June 30, 2018 and December 31, 2017.  There were no transfers of financial instruments between Level 1 and Level 2 during the quarter ended June 30, 2018.

The following table represents assets and liabilities measured at fair value on a recurring basis at June 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Equity securities	$—	—	—	—

Debt securities:
U.S. government and agencies	—	1	—	1
Government sponsored enterprises	—	202,629	—	202,629
States and political subdivisions	—	29,837	—	29,837
Corporate	—	911		911
Total debt securities	—	233,378	—	233,378

Residential mortgage-backed securities:
GNMA	—	29,144	—	29,144
FNMA	—	74,021	—	74,021
FHLMC	—	57,717	—	57,717
Non-agency	—	541	—	541
Collateralized mortgage obligations:
GNMA	—	41,727	—	41,727
FNMA	—	201,032	—	201,032
FHLMC	—	162,317	—	162,317
Non-agency	—	1	—	1
Total mortgage-backed securities	—	566,500	—	566,500
Interest rate swaps	—	4,249	—	4,249
Total Assets	$—	804,127	—	804,127

Interest rate swaps	$—	4,585	—	4,585
Total Liabilities	$—	4,585	—	4,585

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Equity securities	$574	—	—	574

Debt securities:
U.S. government and agencies	—	1	—	1
Government sponsored enterprises	—	209,269	—	209,269
States and political subdivisions	—	51,056	—	51,056
Corporate	—	909	—	909
Total debt securities	—	261,235	—	261,235

Residential mortgage-backed securities:
GNMA	—	29,695	—	29,695
FNMA	—	82,969	—	82,969
FHLMC	—	64,021	—	64,021
Non-agency	—	555	—	555
Collateralized mortgage obligations:
GNMA	—	4,769	—	4,769
FNMA	—	191,512	—	191,512
FHLMC	—	157,190	—	157,190
Non-agency	—	15	—	15
Total mortgage-backed securities	—	530,726	—	530,726
Interest rate swaps	—	214	—	214
Total Assets	$574	792,175	—	792,749

Interest rate swaps	$—	1,278	—	1,278
Foreign exchange swaps	—	61	—	61
Total Liabilities	$—	1,339	—	1,339

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Quarter ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Beginning balance January 1,	$—	9,877	—	9,366

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	—	—	—
Included in other comprehensive income	—	761	—	1,272

Purchases	—	—	—	—
Sales	—	—	—	—
Transfers in to Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance June 30,	$—	10,638	—	10,638

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment, real estate owned, and mortgage servicing rights.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of June 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans measured for impairment	$—	—	30,240	30,240
Real estate owned	—	—	2,722	2,722

Total assets	$—	—	32,962	32,962

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

The table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2018 (dollar amounts in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans measured for impairment	30,240	Appraisal value (1)	Estimated cost to sell	10.0%
		Discounted cash flow	Discount rate	4.25% to 10.0% (7.50%)

Real estate owned	2,722	Appraisal value (1)	Estimated cost to sell	10.0%

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

 Derivatives Designated as Hedging Instruments

We are currently a counterparty to two interest rate swap agreements (swaps), designating the swaps as cash flow hedges.  The swaps are intended to protect against the variability of cash flows associated with Northwest Bancorp Capital Trust III and Northwest Bancorp Capital Trust IV.  The first swap modifies the re-pricing characteristics of Northwest Bancorp Capital Trust III, wherein for 10 years expiring in September 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.61% to the same counterparty calculated on a notional amount of $25.0 million.  The second swap modifies the re-pricing characteristics of Northwest Bancorp Trust IV, wherein for ten years expiring in December 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million. The swap agreements were entered into with a counterparty that met our credit standards and the agreements contain collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contracts is not significant.  At June 30, 2018, $805,000 of cash was pledged as collateral to the counterparty.

These cash flow hedges are recorded within other liabilities on the consolidated statement of financial condition at their estimated fair value. At June 30, 2018, the fair value of the swap agreements was $336,000. There was no material hedge ineffectiveness for any of the swaps discussed above.

Derivatives Not Designated as Hedging Instruments

In addition to our derivatives designated in hedge relationships, we act as an interest rate or foreign exchange swap counterparty for certain commercial borrowers in the normal course of servicing our customers, which are accounted for at fair value. We manage our exposure to such interest rate or foreign exchange swaps by entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the swaps we have with the commercial borrowers. These positions (referred to as “customer swaps”) directly offset each other and our exposure is the fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. Customer swaps are recorded within other assets or other liabilities on the consolidated statement of financial condition at their estimated fair value. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the consolidated statement of income.

The following table presents information regarding our derivative financial instruments for the periods indicated:

	Asset Derivatives		Liability Derivatives
	Notional Amount	Fair Value	Notional Amount	Fair Value
At June 30, 2018
Derivatives designed as hedging instruments:
Interest rate swap agreements	$—	—	50,000	336
Derivatives not designed as hedging instruments:
Interest rate swap agreements	175,711	4,249	175,711	4,249
Foreign exchange swap agreements	—	—	—	—
Total derivatives	$175,711	4,249	225,711	4,585

At December 31, 2017
Derivatives designed as hedging instruments:
Interest rate swap agreements	$—	—	50,000	1,064
Derivatives not designed as hedging instruments:
Interest rate swap agreements	92,631	214	92,631	214
Foreign exchange swap agreements	—	—	12,344	61
Total derivatives	$92,631	214	154,975	1,339

The following table presents income or expense recognized on derivatives for the periods indicated:

	For the quarter ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Hedging interest rate derivatives:
Increase in interest expense	267	404	600	823

Non-hedging swap derivatives:
Increase/ (decrease) in other income	(417)	268	(288)	234

(11)	Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of June 30, 2018 we have not accrued for any legal proceedings based on our analysis of currently available information which is subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(12)    Changes in Accumulated Other Comprehensive Income/ (Loss)

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended June 30, 2018
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2018	$(9,381)	(480)	(32,360)	(42,221)

Other comprehensive income/ (loss) before reclassification adjustments	(1,237)	214	—	(1,023)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(75)	—	226	151

Net other comprehensive income/ (loss)	(1,312)	214	226	(872)

Balance as of June 30, 2018	$(10,693)	(266)	(32,134)	(43,093)

	For the quarter ended June 30, 2017
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2017	$1,042	(1,475)	(26,388)	(26,821)

Other comprehensive income before reclassification adjustments	1,290	218	—	1,508
Amounts reclassified from accumulated other comprehensive income (3), (4)	(56)	—	221	165

Net other comprehensive income	1,234	218	221	1,673

Balance as of June 30, 2017	$2,276	(1,257)	(26,167)	(25,148)

(1)	Consists of realized gain on securities (gain on sales of investments, net) of $105, net of tax (income tax expense) of $(30).

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $580 and amortization of net loss (compensation and employee benefits) of $(897), net of tax (income tax expense) of $91.

(3)	Consists of realized loss on securities (gain on sales of investments, net) of $95, net of tax (income tax expense) of $(39).

(4)
Consists of amortization of prior service cost (compensation and employee benefits) of $581 and amortization of net loss (compensation and employee benefits) of $(956), net of tax (income tax expense) of $154.

	For the six months ended June 30, 2018
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2017	$(4,409)	(691)	(26,980)	(32,080)

Reclassification due to adoption of ASU No. 2018-02	(991)	(149)	(5,606)	(6,746)

Other comprehensive income/ (loss) before reclassification adjustments	(5,199)	574	—	(4,625)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(94)	—	452	358

Net other comprehensive income/ (loss)	(5,293)	574	452	(4,267)

Balance as of June 30, 2018	$(10,693)	(266)	(32,134)	(43,093)

	For the six months ended June 30, 2017
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2016	$395	(1,778)	(26,608)	(27,991)

Other comprehensive income before reclassification adjustments	1,948	521	—	2,469
Amounts reclassified from accumulated other comprehensive income (3), (4)	(67)	—	441	374

Net other comprehensive income	1,881	521	441	2,843

Balance as of June 30, 2017	$2,276	(1,257)	(26,167)	(25,148)

(1)	Consists of realized gains on securities (loss on sales of investments, net) of $131, net of tax (income tax expense) of $(37).

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $1,161 and amortization of net loss (compensation and employee benefits) of $(1,794), net of tax (income tax expense) of $181.

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

Overview of Critical Accounting Policies Involving Estimates

Please refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2017 Annual Report on Form 10-K.

Executive Summary

Comparison of Financial Condition

Total assets at June 30, 2018 were $9.562 billion, an increase of $198.4 million, or 2.1%, from $9.364 billion at December 31, 2017.  This increase in assets was due primarily to a $148.4 million, or 1.9%, increase in net loans receivable and a $58.7 million, or 6.5%, increase in cash and investments. This increase was funded by a $180.4 million, or 2.3%, increase in deposits.

Total loans receivable increased by $149.0 million, or 1.9%, to $7.942 billion at June 30, 2018, from $7.793 billion at December 31, 2017 due primarily to increases in our commercial banking loan portfolio of $129.1 million, or 4.3%, to $3.165 billion at June 30, 2018 from $3.035 billion at December 31, 2017, as we continue to emphasize the expansion of commercial relationships. Additionally, our personal banking loan portfolio increased by $19.8 million, or 0.4%, to $4.778 billion at June 30, 2018 from $4.758 billion at December 31, 2017, due to increases in residential mortgage and consumer loans. These increases are due primarily to lower sales of residential mortgage loans into the secondary market and our continued emphasis on indirect retail lending through dealer channels.

     Total deposits increased by $180.4 million, or 2.3%, to $8.007 billion at June 30, 2018 from $7.827 billion at December 31, 2017. Noninterest-bearing demand deposits increased by $122.3 million, or 7.6%, to $1.733 billion at June 30, 2018 from $1.610 billion at December 31, 2017. Interest-bearing demand deposits increased by $43.0 million, or 3.0%, to $1.486 billion at June 30, 2018 from $1.443 billion at December 31, 2017. These increases are due primarily to our continued efforts to attract low cost accounts to whom we can also cross-sell other products and services. Also, savings deposits increased by $43.8 million, or 2.6%, to $1.697 billion at June 30, 2018 from $1.654 billion at December 31, 2017. Partially offsetting these increases was a decrease in money market demand accounts of $21.4 million, or 1.3%, to $1.686 billion at June 30, 2018 from $1.707 billion at December 31, 2017. Additionally, time deposits decreased by $7.3 million, or 0.5%, to $1.405 billion at June 30, 2018 from $1.413 billion at December 31, 2017, as a result of recent increases in market interest rates competition has intensified for interest rate sensitive customers.

Total shareholders’ equity at June 30, 2018 was $1.229 billion, or $11.92 per share, an increase of $21.2 million, or 1.8%, from $1.208 billion, or $11.79 per share, at December 31, 2017.  This increase in equity was primarily the result of net income of $51.3 million for the six months ended June 30, 2018. Partially offsetting this increase was the payment of cash dividends of $34.8 million during the six months ended June 30, 2018 and a $5.2 million increase in the unrealized loss of available-for-sale securities.

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

	At June 30, 2018
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,166,683	15.923%	$723,467	9.875%	$732,625	10.000%
Northwest Bank	1,079,133	14.741%	722,908	9.875%	732,059	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,109,351	15.142%	576,942	7.875%	586,100	8.000%
Northwest Bank	1,021,801	13.958%	576,496	7.875%	585,647	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,001,476	13.670%	467,048	6.375%	476,206	6.500%
Northwest Bank	1,021,801	13.958%	466,687	6.375%	475,838	6.500%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,109,351	11.897%	372,986	4.000%	466,232	5.000%
Northwest Bank	1,021,801	10.962%	372,868	4.000%	466,085	5.000%
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

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at June 30, 2018 was 9.8%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At June 30, 2018 Northwest had $3.152 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, as well as $58.0 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

Dividends

We paid $17.4 million and $16.3 million in cash dividends during the quarters ended June 30, 2018 and 2017, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) was 68.0% and 53.3% for the quarters ended June 30, 2018 and 2017, respectively, on dividends of $0.17 per share for the quarter ended June 30, 2018 and on dividends of $0.16 per share for the quarter ended June 30, 2017. We paid $34.8 million and $32.5 million in cash dividends during the six months ended June 30, 2018 and 2017, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) was 68.0% and 66.7% for the six months ended June 30, 2018 and 2017, respectively, on dividends of $0.34 per share for the six months ended June 30, 2018 and on dividends of $0.32 per share for the six months ended June 30, 2017. On July 18, 2018, the Board of Directors declared a cash dividend of $0.17 per share payable on August 16, 2018 to shareholders of record as of August 2, 2018.  This represents the 95th consecutive quarter we have paid a cash dividend.

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

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Loans 90 days or more past due
Residential mortgage loans	$12,293	13,890
Home equity loans	6,827	7,469
Consumer legacy finance loans	15	202
Consumer loans	2,668	4,006
Commercial real estate loans	15,772	16,284
Commercial loans	2,925	3,140
Total loans 90 days or more past due	$40,500	44,991
Total real estate owned (REO)	2,722	5,666
Total loans 90 days or more past due and REO	43,222	50,657
Total loans 90 days or more past due to net loans receivable	0.51%	0.58%
Total loans 90 days or more past due and REO to total assets	0.45%	0.54%
Nonperforming loans:
Nonaccrual loans - loans 90 days or more delinquent	39,734	43,077
Nonaccrual loans - loans less than 90 days delinquent	22,979	21,378
Loans 90 days or more past maturity and still accruing	94	502
Total nonperforming loans	62,807	64,957
Total nonperforming assets	$65,529	70,623
Nonaccrual troubled debt restructured loans (1)	$10,860	12,285
Accruing troubled debt restructured loans	19,802	19,819
Total troubled debt restructured loans	$30,662	32,104

(1)	Included in nonaccurual loans above.

At June 30, 2018, we expect to fully collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent. As a result, we do not consider these loans that are 90 days or more delinquent, which total $672,000, to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment. Impaired loans at June 30, 2018 and December 31, 2017 were $82.7 million and $84.6 million, respectively.

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

On an ongoing basis, the Credit Administration department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans. This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis. Consumer and small business commercial loans are classified primarily by delinquency status. In addition, a meeting is held every quarter with each region to monitor the performance and status of loans on an internal watch list.  On an on-going basis the loan officer in conjunction with a portfolio manager grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated.  This rating is also reviewed independently by our Loan Review department on a periodic basis.  Our loan grading system for problem loans is consistent with industry regulatory guidelines which classifies loans as “substandard”, “doubtful” or “loss.”  Loans that do not expose us to risk sufficient to warrant classification in one of the previous categories, but which possess some weaknesses, are designated as “special mention”.  A “substandard” loan is any loan that is 90 days or more contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable.  Loans classified as “loss” are considered uncollectible so that their continuance as assets without the establishment of a specific loss allowance is not warranted.

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

If such an individual loan is deemed to be impaired, the Credit Administration department determines the proper measure of impairment for each loan based on one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent, less costs of sale or disposal.  If the measurement of the impaired loan is more or less than the recorded investment in the loan, the specific allowance associated with that individual loan is adjusted accordingly.

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

The individual impairment measures along with the estimated loss for each homogeneous pool are consolidated into one summary document.   This summary schedule along with the support documentation used to establish this schedule is presented to management’s Allowance Committee on a quarterly basis.  The Allowance Committee reviews the processes and documentation presented, reviews the concentration of credit by industry and customer, lending products and activity, competition and collateral values, as well as economic conditions in general and in each of our market areas.  Based on this review and discussion, the appropriate amount of ALL is estimated and any adjustments to reconcile the actual ALL with this estimate are determined.  In addition, the Allowance Committee considers if any changes to the methodology are needed. The Allowance Committee also reviews and discusses delinquency trends, nonperforming asset amounts and ALL levels and ratios compared to our peer group as well as state and national statistics.  Similarly, following the Allowance Committee’s review and approval, a review is performed by the Risk Management Committee of the Board of Directors on a quarterly basis.

In addition to the reviews by management’s Allowance Committee and the Board of Directors’ Risk Management Committee, regulators from either the FDIC or the Pennsylvania Department of Banking and Securities perform an extensive review on an annual basis for the adequacy of the ALL and its conformity with regulatory guidelines and pronouncements.  Any recommendations or enhancements from these independent parties are considered by management and the Allowance Committee and implemented accordingly.

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses, which the Allowance Committee assesses regularly for appropriateness.  As part of the analysis as of June 30, 2018, we considered the economic conditions in our markets, such as unemployment and bankruptcy levels as well as changes in estimates of real estate collateral values, and no material changes in methodology was determined necessary. In addition, we considered the overall trends in asset quality, specific reserves needed and/or already established for criticized loans, historical loss rates and collateral valuations. The allowance for loan losses increased by $537,000, or 0.9%, to $57.3 million, or 0.72% of total loans at June 30, 2018 from $56.8 million, or 0.73% of total loans, at December 31, 2017. This increase is due primarily to the increase in loans classified as substandard to $252.4 million, or 3.2% of total loans, at June 30, 2018, which is an increase of $14.5 million, or 6.1%, from $237.8 million, or 3.1% of total loans, at December 31, 2017.

We also consider how the levels of non-accrual loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Nonaccrual loans of $62.7 million or 0.79% of total loans receivable at June 30, 2018 decreased by $1.7 million, or 2.7%, from $64.5 million, or 0.83% of total loans receivable, at December 31, 2017. As a percentage of average loans, annualized net charge-offs decreased to 0.23% for the six months ended June 30, 2018 compared to 0.31% for the year ended December 31, 2017.

Comparison of Operating Results for the Quarters Ended June 30, 2018 and 2017

Net income for the quarter ended June 30, 2018 was $26.3 million, or $0.25 per diluted share, a decrease of $4.7 million, or 15.1%, from net income of $31.0 million, or $0.30 per diluted share, for the quarter ended June 30, 2017.  The decrease in net income resulted from a decrease in noninterest income of $17.4 million, or 41.9%. Partially offsetting this decrease was an increase in net interest income of $1.5 million, or 1.8%, as well as decreases in the provision for loan losses of $213,000, or 3.8%, noninterest expense of $3.5 million, or 4.7%, and income tax expense of $7.5 million, or 52.1%. Net income for the quarter ended June 30, 2018 represents annualized returns on average equity and average assets of 8.67% and 1.11%, respectively, compared to 10.48% and 1.30% for the same quarter last year.  A further discussion of significant changes follows.

Interest Income

Total interest income increased by $3.1 million, or 3.4%, to $92.9 million for the quarter ended June 30, 2018 from $89.8 million for the quarter ended June 30, 2017. This increase is primarily the result of an increase in the average yield earned on interest earning assets to 4.25% for the quarter ended June 30, 2018 from 4.08% for the quarter ended June 30, 2017. Additionally, despite the decrease in the average balance of interest earning assets of $67.0 million, or 0.8%, to $8.768 billion for the quarter ended June 30, 2018 from $8.835 billion for the quarter ended June 30, 2017, the change in asset mix from cash and investments to loans also augmented interest income.

Interest income on loans receivable increased by $3.4 million, or 4.0%, to $88.1 million for the quarter ended June 30, 2018 from $84.7 million for the quarter ended June 30, 2017.  This increase is attributed to increases in both the average balance and average yield on loans receivable. The average balance increased by $196.8 million, or 2.6%, to $7.851 billion for the quarter ended June 30, 2018 from $7.654 billion for the quarter ended June 30, 2017. This increase is due to organic loan growth of $255.6 million during the last twelve months. Additionally, the average yield on loans receivable increased to 4.50% for the quarter ended June 30, 2018 from 4.44% for the quarter ended June 30, 2017 primarily as a result of the recent increases in market interest rates.

Interest income on mortgage-backed securities increased by $267,000, or 8.9%, to $3.3 million for the quarter ended June 30, 2018 from $3.0 million for the quarter ended June 30, 2017. This increase is attributed to an increase in average yield on mortgage-backed securities which increased to 2.28% for the quarter ended June 30, 2018 from 2.02% for the quarter ended June 30, 2017 due to both an increase in short-term market interest rates that positively impacted our adjustable rate mortgage-backed securities and the purchase of fixed rate mortgage-backed securities with yields higher than the existing portfolio. Partially offsetting this increase was a decrease in the average balance of mortgage-backed securities of $23.0 million, or 3.9%, to $569.9 million for the quarter ended June 30, 2018 from $592.9 million for the quarter ended June 30, 2017, due primarily to using cash flow to fund loan growth.

Interest income on investment securities decreased by $549,000, or 36.4%, to $961,000 for the quarter ended June 30, 2018 from $1.5 million for the quarter ended June 30, 2017. This decrease is primarily attributable to a decrease in the average balance of investment securities of $136.6 million, or 36.7%, to $235.8 million for the quarter ended June 30, 2018 from $372.4 million for the quarter ended June 30, 2017.  This decrease is due primarily to the maturity or call of municipal and government agency securities. Partially offsetting this decrease was an increase in the average yield on investment securities to 1.63% for the quarter ended June 30, 2018 from 1.62% for the quarter ended June 30, 2017.

Dividends on FHLB stock increased by $35,000, or 70.0%, to $85,000 for the quarter ended June 30, 2018 from $50,000 for the quarter ended June 30, 2017. This increase is attributable to increases in both the average balance and average yield on FHLB stock. The average yield increased to 4.36% for the quarter ended June 30, 2018 from 2.64% for the quarter ended June 30, 2017, as the yield generally tracks short-term interest rates. Additionally, the average balance increased by $217,000, or 2.9% to $7.8 million for the quarter ended June 30, 2018 from $7.6 million for the quarter ended June 30, 2017. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits decreased by $67,000, or 12.5%, to $469,000 for the quarter ended June 30, 2018 from $536,000 for the quarter ended June 30, 2017.  This decrease is attributable to a decrease in the average balance of interest-earning deposits which decreased by $104.4 million, or 50.2%, to $103.7 million for the quarter ended June 30, 2018 from $208.1 million for the quarter ended June 30, 2017, due to the utilization of excess cash to fund loan growth. Partially offsetting this decrease was an increase in the average yield on interest-earning deposits to 1.79% for the quarter ended June 30, 2018 from 1.02% for the quarter ended June 30, 2017, as a result of recent increases in the targeted Federal Funds rate by the Federal Reserve.

Interest Expense

Interest expense increased by $1.5 million, or 22.4%, to $8.6 million for the quarter ended June 30, 2018 from $7.1 million for the quarter ended June 30, 2017. This increase in interest expense was due to an increase in the average cost of interest-bearing liabilities, which increased to 0.53% for the quarter ended June 30, 2018 from 0.42% for the quarter ended June 30, 2017. This increase resulted from increases in the interest rate paid on deposits and borrowed funds in response to increases in market interest rates. Partially offsetting this increase in cost was a decrease in the average balance of interest-bearing liabilities of $247.2 million, or 3.7%, to $6.515 billion for the quarter ended June 30, 2018 from $6.762 billion for the quarter ended June 30, 2017. This decrease is due primarily to the sale of our three Maryland offices in May 2017 with deposits of $211.7 million.

Net Interest Income

Net interest income increased by $1.5 million, or 1.8%, to $84.2 million for the quarter ended June 30, 2018 from $82.7 million for the quarter ended June 30, 2017.  This increase is attributable to the factors discussed above. Primarily as a result of the change in the mix of our interest-earning assets and interest-bearing liabilities, both our net interest spread and margin increased. Our net interest rate spread increased to 3.72% for the quarter ended June 30, 2018 from 3.66% for the quarter ended June 30, 2017 and our net interest margin increased to 3.84% for the quarter ended June 30, 2018 from 3.75% for the quarter ended June 30, 2017.

Provision for Loan Losses

The provision for loan losses decreased by $213,000, or 3.8%, to $5.3 million for the quarter ended June 30, 2018 from $5.6 million for the quarter ended June 30, 2017. This decrease is due primarily to the improvement in the historical loss rates for commercial loans when compared to the same period last year, as well as elevated reserves in the first half of 2017 related to the increased collection risk associated with the closure of our consumer finance subsidiary. Overall credit quality remains strong as total nonaccrual loans decreased to $62.7 million, or 0.79% of total loans at June 30, 2018 from $72.8 million, or 0.95% of total loans, at June 30, 2017, and annualized net charge-offs to average loans decrease to 0.16% for the quarter ended June 30, 2018 from 0.20% for the quarter ended June 30, 2017.

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

Noninterest Income

Noninterest income decreased by $17.4 million, or 41.9%, to $24.1 million for the quarter ended June 30, 2018 from $41.5 million for the quarter ended June 30, 2017. This decrease is due primarily to the $17.2 million gain on the sale of the Company's Maryland offices during the second quarter of 2017. Exclusive of this gain, noninterest income decreased by $182,000, or 0.7% from the prior year, primarily as a result of a $550,000, or 12.0%, decrease in trust and other financial services income due to the sale of our retirement services subsidiary in December 2017. Positively impacting noninterest income during the quarter ended June 30, 2018 was a $1.3 million death benefit on bank owned life insurance and a net gain on real estate owned of $176,000 compared to a net loss of $230,000 during the quarter ended June 30, 2017.

Noninterest Expense

Noninterest expense decreased by $3.5 million, or 4.7%, to $69.8 million for the quarter ended June 30, 2018 from $73.3 million for the quarter ended June 30, 2017.  All noninterest expenses categories, with the exception of compensation and employee benefits and professional services, decreased compared to last year's quarter. Most of these decreases are due primarily to restructuring that occurred during 2017, including the closure of our consumer finance subsidiary and the sale of our three Maryland offices and retirement services business. Also, marketing expenses decreased by $832,000, or 29.2%, to $2.0 million for the quarter ended June 30, 2018 from $2.8 million for the quarter ended June 30, 2017, due primarily to the timing of checking account acquisition campaigns. Partially offsetting these decreases were increases in compensation and employee benefits of $856,000, or 2.2%, due primarily to increases in health insurance costs and other employee benefits, as well as an increase in professional services of $367,000, or 15.0%, due primarily to consulting engagements related to the implementation of ASU 2016-13.

Income Taxes

The provision for income taxes decreased by $7.5 million, or 52.1%, to $6.9 million for the quarter ended June 30, 2018 from $14.4 million for the quarter ended June 30, 2017. This decrease is due primarily to a decrease in income before tax of $12.2 million, or 26.8%, to $33.2 million for the quarter ended June 30, 2018 from $45.4 million for the quarter ended June 30, 2017. In addition, as a result of the enactment of the Tax Cuts and Jobs Act in December 2017, the Company's effective tax rate, which includes both federal and state income taxes, decreased to 20.8% for the quarter ended June 30, 2018 from 31.7% for the quarter ended June 30, 2017. We anticipate our effective tax rate to be between 21.0% and 23.0% for the year ending December 31, 2018.

 Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

Net income for the six months ended June 30, 2018 was $51.3 million, or $0.50 per diluted share, an increase of $2.6 million, or 5.3%, from $48.7 million, or $0.48 per diluted share, for the six months ended June 30, 2017.  The increase in net income resulted from an increase in net interest income of $2.7 million, or 1.6%, and decreases in the provision for loan losses of $641,000, or 6.3%, noninterest expense of $7.7 million, or 5.3%, and income tax expense of $8.7 million, or 38.4%. Partially offsetting these factors was a decrease in noninterest income of $17.1 million, or 27.1%. Net income for the six months ended June 30, 2018 represents annualized returns on average equity and average assets of 8.54% and 1.09%, respectively, compared to 8.34% and 1.03% for the six months ended June 30, 2017.  A discussion of significant changes follows.

Interest Income

Total interest income increased by $5.3 million, or 3.0%, to $182.4 million for the six months ended June 30, 2018 from $177.1 million for the six months ended June 30, 2017. This increase is the result of an increase in the average yield earned on interest earning assets to 4.23% for the six months ended June 30, 2018 from 4.04% for the six months ended June 30, 2017. This increase in average yield is related to both the change in interest-earning asset mix as well as the increase in market interest rates. Partially offsetting this increase was a decrease in the average balance of interest earning assets of $128.0 million, or 1.5%, to $8.700 billion for the six months ended June 30, 2018 from $8.828 billion for the six months ended June 30, 2017.

Interest income on loans receivable increased by $5.8 million, or 3.5%, to $173.3 million for the six months ended June 30, 2018 from $167.5 million for the six months ended June 30, 2017.  This increase is attributed to increases in both the average balance and average yield on loans receivable. The average balance increased by $157.0 million, or 2.1%, to $7.813 billion for the six months ended June 30, 2018 from $7.656 billion for the six months ended June 30, 2017. This increase is due to organic loan growth of $255.6 million during the last twelve months. Additionally, the average yield on loans receivable increased to 4.47% for the six months ended June 30, 2018 from 4.41% for the six months ended June 30, 2017, primarily as a result of the recent increases in market interest rates.

Interest income on mortgage-backed securities increased by $1.1 million, or 20.3%, to $6.3 million for the six months ended June 30, 2018 from $5.2 million for the six months ended June 30, 2017. This increase is attributed to increases in both the average balance and average yield on mortgage-backed securities.The average balance of mortgage-backed securities increased by $31.4 million, or 5.9%, to $564.0 million for the six months ended June 30, 2018 from $532.6 million for the six months ended June 30, 2017. This increase is due primarily to the purchase of higher yielding mortgage-backed securities with the cash flow from our investment securities portfolio. Additionally, the average yield on mortgage-backed securities increased to 2.22% for the six months ended June 30, 2018 from 1.96% for the six months ended June 30, 2017, due to both an increase in short-term market interest rates that positively impacted our adjustable rate mortgage-backed securities and the purchase of fixed-rate mortgage-backed securities with yields higher than the existing portfolio.

Interest income on investment securities decreased by $1.1 million, or 34.2%, to $2.0 million for the six months ended June 30, 2018 from $3.1 million for the six months ended June 30, 2017. This decrease is primarily attributable to a decrease in the average balance of investment securities which decreased by $129.1 million, or 34.4%, to $246.0 million for the six months ended June 30, 2018 from $375.1 million for the six months ended June 30, 2017.  This decrease is due primarily to the maturity or call of municipal and government agency securities. Partially offsetting this decrease was an increase in the average yield on investment securities to 1.65% for the six months ended June 30, 2018 from 1.64% for the six months ended June 30, 2017.

Dividends on FHLB stock increased by $73,000, or 67.0%, to $182,000 for the six months ended June 30, 2018 from $109,000 for the six months ended June 30, 2017. This increase is attributable to increases in both the average balance and average yield on FHLB stock. The average yield increased to 4.28% for the six months ended June 30, 2018 from 2.95% for the six months ended June 30, 2017, as the yield generally tracks short-term interest rates. Additionally, the average balance increased by $1.1 million, or 15.1% to $8.6 million for the six months ended June 30, 2018 from $7.5 million for the six months ended June 30, 2017. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits decreased by $592,000, or 49.5%, to $604,000 for the six months ended June 30, 2018 from $1.2 million for the six months ended June 30, 2017.  This decrease is attributable to a decrease in the average balance of interest-earning deposits which decreased by $188.4 million, or 73.2%, to $69.0 million for the six months ended June 30, 2018 from $257.4 million for the six months ended June 30, 2017, due to the utilization of excess cash to fund loan growth. Partially offsetting this decrease was an increase in the average yield on interest-earning deposits to 1.74% for the six months ended June 30, 2018 from 0.92% for the six months ended June 30, 2017, as a result of recent increases in the targeted Federal Funds rate by the Federal Reserve.

Interest Expense

Interest expense increased by $2.6 million, or 19.3%, to $16.4 million for the six months ended June 30, 2018 from $13.8 million for the six months ended June 30, 2017. This increase in interest expense was due to an increase in the average cost of interest-bearing liabilities, which increased to 0.51% for the six months ended June 30, 2018 from 0.41% for the six months ended June 30, 2017. This increase resulted from increases in the interest rate paid on deposits and borrowed funds in response to increases in market interest rates. Partially offsetting this increase in cost was a decrease in the average balance of interest-bearing liabilities of $307.9 million, or 4.5%, to $6.486 billion for the six months ended June 30, 2018 from $6.794 billion for the six months ended June 30, 2017. This decrease is due primarily to the sale of our three Maryland offices in May 2017 with deposits of $211.7 million.

Net Interest Income

Net interest income increased by $2.7 million, or 1.6%, to $166.0 million for the six months ended June 30, 2018 from $163.3 million for the six months ended June 30, 2017.  This increase is attributable to the factors discussed above. As a result of loan growth and the continued change in our deposit mix toward lower cost accounts, both our net interest spread and margin increased. Our net interest rate spread increased to 3.72% for the six months ended June 30, 2018 from 3.64% for the six months ended June 30, 2017 and our net interest margin increased to 3.82% for the six months ended June 30, 2018 from 3.70% for the six months ended June 30, 2017.

Provision for Loan Losses

The provision for loan losses decreased by $641,000, or 6.3%, to $9.6 million for the six months ended June 30, 2018 from $10.2 million for the six months ended June 30, 2017. This decrease is due primarily to the improvement in the historical loss rates for commercial loans when compared to the same period last year, as well as elevated reserves in the first half of 2017 related to the increased collection risk associated with the closure of our consumer finance subsidiary. Overall credit quality remains strong as total nonaccrual loans decreased to $62.7 million, or 0.79% of total loans at June 30, 2018 from $72.8 million, or 0.95% of total loans, at June 30, 2017, and annualized net charge-offs to average loans decreased to 0.16% for the six months ended June 30, 2018 from 0.20% for the six months ended June 30, 2017.

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

Noninterest Income

Noninterest income decreased by $17.1 million, or 27.1%, to $45.9 million for the six months ended June 30, 2018 from $63.0 million for the six months ended June 30, 2017. This decrease is due primarily to the $17.2 million gain on the sale of the Company's Maryland offices during the second quarter of 2017. Additionally, trust and other financial services income decreased by $823,000, or 9.2%, due primarily to the sale of our retirement services subsidiary in December 2017. Exclusive of this gain, noninterest income increased by $102,000, or 0.2% from the prior year. Positively impacting noninterest income during the six months ended June 30, 2018 was a $1.3 million death benefit received on bank owned life insurance and an increase in other operating income as a result of the growth in fee income associated with commercial lending activity.

Noninterest Expense

Noninterest expense decreased by $7.7 million, or 5.3%, to $137.2 million for the six months ended June 30, 2018 from $144.9 million for the six months ended June 30, 2017.  All noninterest expenses categories, with the exception of professional services, decreased compared to last year's six month period. Most of these decreases are due primarily to restructuring that occurred during 2017, including the closure of our consumer finance subsidiary and the sale of our three Maryland offices and retirement services business. Also, marketing expenses decreased by $840,000, or 16.8%, to $4.2 million for the six months ended June 30, 2018 from $5.0 million for the six months ended June 30, 2017, due primarily to the timing of checking account acquisition campaigns and costs associated with the aforementioned restructuring. Partially offsetting these decreases was an increase in professional services of $69,000, or 1.4%, due primarily to consulting engagements related to the implementation of ASU 2016-13.

Income Taxes

The provision for income taxes decreased by $8.7 million, or 38.4%, to $13.8 million for the six months ended June 30, 2018 from $22.5 million for the six months ended June 30, 2017. This decrease is due primarily to a decrease in income before tax of $6.1 million, or 8.5%, to $65.1 million for the six months ended June 30, 2018 from $71.2 million for the six months ended June 30, 2017. In addition, primarily as a result of the enactment of the Tax Cuts and Jobs Act in December 2017, the Company's effective tax rate, which includes both federal and state income taxes, decreased to 21.3% for the six months ended June 30, 2018 from 31.5% for last year's six months. We anticipate our effective tax rate to be between 21.0% and 23.0% for the year ending December 31, 2018.

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

	Quarter ended June 30,
	2018				2017
	Average balance		Interest	Avg. yield/ cost (g)	Average balance		Interest	Avg. yield/ cost (g)
Assets:
Interest-earning assets:
Residential mortgage loans	$2,761,528		27,893	4.04%	$2,721,445		28,245	4.15%
Home equity loans	1,281,001		15,384	4.82%	1,311,274		14,344	4.39%
Consumer loans	655,541		7,949	4.86%	595,170		7,405	4.99%
Legacy consumer finance loans	10,428		516	19.79%	40,945		2,110	20.61%
Commercial real estate loans	2,518,170		29,034	4.56%	2,430,594		27,071	4.41%
Commercial loans	624,087		7,703	4.88%	554,506		6,087	4.34%
Loans receivable (a) (b) (includes FTE adjustments of $373 and $548, respectively)	7,850,755		88,479	4.52%	7,653,934		85,262	4.47%
Mortgage-backed securities (c)	569,893		3,254	2.28%	592,917		2,987	2.02%
Investment securities (c) (includes FTE adjustments of $83 and $286, respectively)	235,784		1,044	1.77%	372,398		1,796	1.93%
FHLB stock	7,819		85	4.36%	7,602		50	2.64%
Other interest-earning deposits	103,739		469	1.79%	208,141		536	1.02%
Total interest-earning assets (includes FTE adjustments of $457 and $834, respectively)	8,767,990		93,331	4.27%	8,834,992		90,631	4.11%
Noninterest earning assets (d)	732,065				716,913

Total assets	$9,500,055				$9,551,905

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$1,699,168		773	0.18%	$1,714,290		768	0.18%
Interest-bearing checking deposits	1,468,228		875	0.24%	1,451,787		283	0.08%
Money market deposit accounts	1,691,652		1,211	0.29%	1,839,693		1,064	0.23%
Time deposits	1,440,457		4,450	1.24%	1,518,650		3,711	0.98%
Borrowed funds (e)	104,415		50	0.19%	126,685		55	0.17%
Junior subordinated debentures	111,213		1,290	4.59%	111,213		1,185	4.22%
Total interest-bearing liabilities	6,515,133		8,649	0.53%	6,762,318		7,066	0.42%
Noninterest-bearing checking deposits (f)	1,676,344				1,544,953
Noninterest-bearing liabilities	92,252				59,277

Total liabilities	8,283,729				8,366,548

Shareholders’ equity	1,216,326				1,185,357

Total liabilities and shareholders’ equity	$9,500,055				$9,551,905

Net interest income/ Interest rate spread			84,682	3.74%			83,565	3.69%

Net interest-earning assets/ Net interest margin	$2,252,857			3.86%	$2,072,674			3.78%

Ratio of interest-earning assets to interest-bearing liabilities	1.35	X			1.31	X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(e)	Average balances include FHLB borrowings and collateralized borrowings.

(f)	Average cost of deposits including noninterest-bearing checking were 0.37% and 0.29%, respectively.

(g)
Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 4.50% and 4.44%, respectively; investment securities — 1.63% and 1.62%, respectively; interest-earning assets — 4.25% and 4.08%, respectively. GAAP basis net interest rate spreads were 3.72% and 3.66%, respectively; and GAAP basis net interest margins were 3.84% and 3.75%, respectively.

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

Quarters ended June 30, 2018 and 2017

	Rate	Volume	Net Change
Interest earning assets:
Loans receivable	$999	2,218	3,217
Mortgage-backed securities	383	(116)	267
Investment securities	(120)	(632)	(752)
FHLB stock	34	1	35
Other interest-earning deposits	202	(269)	(67)
Total interest-earning assets	1,498	1,202	2,700

Interest-bearing liabilities:
Savings deposits	12	(7)	5
Interest-bearing checking deposits	589	3	592
Money market deposit accounts	233	(86)	147
Time deposits	930	(191)	739
Borrowed funds	5	(10)	(5)
Junior subordinated debentures	105	—	105
Total interest-bearing liabilities	1,874	(291)	1,583

Net change in net interest income	$(376)	1,493	1,117

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

	Six months ended June 30,
	2018				2017
	Average balance		Interest	Avg. yield/ cost (g)	Average balance		Interest	Avg. yield/ cost (g)
Assets:
Interest-earning assets:
Residential mortgage loans	$2,758,849		55,612	4.03%	$2,720,180		55,554	4.08%
Home equity loans	1,289,842		30,369	4.75%	1,321,902		28,545	4.35%
Consumer loans	646,666		15,451	4.82%	588,043		14,623	5.01%
Legacy consumer finance loans	12,828		1,284	20.02%	43,683		4,593	21.03%
Commercial real estate loans	2,494,925		56,214	4.48%	2,443,262		53,633	4.37%
Commercial loans	609,752		15,070	4.92%	538,760		11,602	4.28%
Loans receivable (a) (b) (includes FTE adjustments of $674 and $1,085, respectively)	7,812,862		174,000	4.49%	7,655,830		168,550	4.44%
Mortgage-backed securities (c)	564,007		6,267	2.22%	532,631		5,209	1.96%
Investment securities (c) (includes FTE adjustments of $187 and $592, respectively)	245,979		2,216	1.80%	375,093		3,677	1.96%
FHLB stock	8,582		182	4.28%	7,454		109	2.95%
Other interest-earning deposits	68,970		604	1.74%	257,427		1,196	0.92%

Total interest-earning assets (includes FTE adjustments of $862 and $1,677, respectively)	8,700,400		183,269	4.25%	8,828,435		178,741	4.08%

Noninterest earning assets (d)	755,764				751,774

Total assets	$9,456,164				$9,580,209

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$1,684,909		1,522	0.18%	$1,708,441		1,524	0.18%
Interest-bearing checking deposits	1,443,981		1,477	0.21%	1,437,112		399	0.06%
Money market deposit accounts	1,699,222		2,264	0.27%	1,859,383		2,138	0.23%
Time deposits	1,427,921		8,504	1.20%	1,545,959		7,230	0.94%
Borrowed funds (e)	118,743		173	0.29%	131,750		112	0.17%
Junior subordinated debentures	111,213		2,475	4.43%	111,213		2,353	4.21%

Total interest-bearing liabilities	6,485,989		16,415	0.51%	6,793,858		13,756	0.41%

Noninterest-bearing checking deposits	1,641,493				1,525,723
Noninterest-bearing liabilities	117,530				82,997

Total liabilities	8,245,012				8,402,578

Shareholders’ equity	1,211,152				1,177,631

Total liabilities and shareholders’ equity	$9,456,164				$9,580,209

Net interest income/ Interest rate spread			166,854	3.74%			164,985	3.67%

Net interest-earning assets/ Net interest margin	$2,214,411			3.84%	$2,034,577			3.74%

Ratio of interest-earning assets to interest-bearing liabilities	1.34	X			1.30	X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(e)	Average balances include FHLB borrowings and collateralized borrowings.

(f)	Average cost of deposits were 0.35% and 0.28%, respectively.

(g)
 Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans  – 4.47% and 4.41%, respectively; investment securities  – 1.65% and 1.64%, respectively; interest-earning assets  – 4.23% and 4.04%, respectively. GAAP basis net interest rate spreads were 3.72% and 3.64%, respectively; and GAAP basis net interest margins were 3.82% and 3.70%, respectively.

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

Six months ended June 30, 2018 and 2017

	Rate	Volume	Net Change
Interest earning assets:
Loans receivable	$1,953	3,497	5,450
Mortgage-backed securities	751	307	1,058
Investment securities	(298)	(1,163)	(1,461)
FHLB stock	56	17	73
Other interest-earning deposits	584	(1,176)	(592)
Total interest-earning assets	3,046	1,482	4,528

Interest-bearing liabilities:
Savings deposits	19	(21)	(2)
Interest-bearing checking deposits	1,071	7	1,078
Money market deposit accounts	310	(184)	126
Time deposits	1,826	(552)	1,274
Borrowed funds	72	(11)	61
Junior subordinated debentures	122	—	122
Total interest-bearing liabilities	3,420	(761)	2,659

Net change in net interest income	$(374)	2,243	1,869

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at June 30, 2018 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from June 30, 2018 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/ (decrease) in net interest income	0.3%	1.3%	1.5%	(5.8)%
Projected percentage increase/ (decrease) in net income	2.2%	5.9%	7.7%	(13.9)%
Projected increase/ (decrease) in return on average equity	2.1%	5.6%	7.3%	(13.3)%
Projected increase/ (decrease) in earnings per share	$0.03	$0.08	$0.10	$(0.16)
Projected percentage increase/ (decrease) in market value of equity	(3.8)%	(6.7)%	(10.2)%	0.7%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)                                  Not applicable.

b.)                                  Not applicable.

c.)            The following table discloses information regarding the repurchase of shares of common stock during the quarter ending June 30, 2018:

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1
Employment agreement between Northwest Bank, a wholly-owned subsidiary of Northwest Bancshares, Inc. and Ronald J. Seiffert (incorporated by reference to the 8-K filed with the Securities and Exchange Commission on July18, 2018 (file 001-34582))

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	August 8, 2018	By:	/s/ Ronald J. Seiffert
Ronald J. Seiffert
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	August 8, 2018	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr.
Senior Executive Vice President, Finance and
Chief Financial Officer
(Principal Accounting Officer)