Form 10-Q
period 2018-09-30
Northwest Bancshares, Inc.
filed 2018-11-08
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☒    Large accelerated filer     ☐    Accelerated filer
☐    Non-accelerated filer     ☐    Smaller reporting company
☐    Emerging growth company

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock ($0.01 par value), 103,300,768 shares outstanding as of October 31, 2018

NORTHWEST BANCSHARES, INC.

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$73,946	77,710
Marketable securities available-for-sale (amortized cost of $829,345 and $800,094)	811,556	792,535
Marketable securities held-to-maturity (fair value of $23,534 and $29,667)	24,222	29,678
Total cash and cash equivalents and marketable securities	909,724	899,923

Personal Banking loans:
Residential mortgage loans held-for-sale	—	3,128
Residential mortgage loans	2,846,834	2,773,075
Home equity loans	1,272,345	1,310,355
Consumer loans	776,049	671,389
Total Personal Banking loans	4,895,228	4,757,947
Commercial Banking loans:
Commercial real estate loans	2,518,066	2,454,726
Commercial loans	582,768	580,736
Total Commercial Banking loans	3,100,834	3,035,462
Total loans	7,996,062	7,793,409
Allowance for loan losses	(55,975)	(56,795)
Total loans, net	7,940,087	7,736,614

Federal Home Loan Bank stock, at cost	15,452	11,733
Accrued interest receivable	25,798	23,352
Real estate owned, net	2,486	5,666
Premises and equipment, net	144,612	151,944
Bank owned life insurance	170,042	171,547
Goodwill	307,420	307,420
Other intangible assets	21,167	25,669
Other assets	38,543	30,066
Total assets	$9,575,331	9,363,934

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing checking deposits	$1,724,202	1,610,409
Interest-bearing checking deposits	1,499,344	1,442,928
Money market deposit accounts	1,676,845	1,707,450
Savings deposits	1,650,357	1,653,579
Time deposits	1,403,205	1,412,623
Total deposits	7,953,953	7,826,989

Borrowed funds	179,117	108,238
Junior subordinated debentures	111,213	111,213
Advances by borrowers for taxes and insurance	23,297	40,825
Accrued interest payable	627	460
Other liabilities	66,448	68,485
Total liabilities	8,334,655	8,156,210

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 103,293,480 shares and 102,394,828 shares issued, respectively	1,033	1,027
Paid-in capital	742,863	730,719
Retained earnings	541,469	508,058
Accumulated other comprehensive loss	(44,689)	(32,080)
Total shareholders’ equity	1,240,676	1,207,724
Total liabilities and shareholders’ equity	$9,575,331	9,363,934
See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest income:
Loans receivable	$90,733	85,373	264,059	252,838
Mortgage-backed securities	3,572	3,118	9,839	8,327
Taxable investment securities	814	957	2,140	2,944
Tax-free investment securities	205	476	908	1,574
FHLB dividends	119	63	301	172
Interest-earning deposits	162	244	766	1,440
Total interest income	95,605	90,231	278,013	267,295
Interest expense:
Deposits	8,233	5,795	22,000	17,086
Borrowed funds	1,555	1,199	4,203	3,664
Total interest expense	9,788	6,994	26,203	20,750
Net interest income	85,817	83,237	251,810	246,545
Provision for loan losses	6,982	3,027	16,540	13,226
Net interest income after provision for loan losses	78,835	80,210	235,270	233,319
Noninterest income:
Gain on sale of investments	—	1,497	153	1,517
Service charges and fees	13,158	12,724	37,965	37,190
Trust and other financial services income	4,254	4,793	12,335	13,697
Insurance commission income	2,046	1,992	6,885	7,139
Loss on real estate owned, net	(247)	(193)	(617)	(490)
Income from bank owned life insurance	1,460	1,078	4,783	3,798
Mortgage banking income	82	519	383	1,193
Gain on sale of offices	—	—	—	17,186
Other operating income	1,804	2,184	6,567	6,345
Total noninterest income	22,557	24,594	68,454	87,575
Noninterest expense:
Compensation and employee benefits	37,535	36,556	113,076	113,003
Premises and occupancy costs	6,821	6,951	20,952	21,570
Office operations	3,508	3,939	10,684	12,331
Collections expense	483	568	1,429	1,670
Processing expenses	9,620	9,650	28,886	29,198
Marketing expenses	1,949	2,488	6,103	7,482
Federal deposit insurance premiums	721	771	2,109	2,794
Professional services	2,368	2,321	7,464	7,348
Amortization of intangible assets	1,462	1,691	4,502	5,189
Real estate owned expense	205	310	630	809
Restructuring/ acquisition expense	186	1,398	579	4,255
Other expenses	1,759	2,156	7,411	8,058
Total noninterest expense	66,617	68,799	203,825	213,707
Income before income taxes	34,775	36,005	99,899	107,187
Federal and state income taxes expense	7,035	12,414	20,875	34,868
Net income	$27,740	23,591	79,024	72,319
Basic earnings per share	$0.27	0.23	0.78	0.72
Diluted earnings per share	$0.27	0.23	0.76	0.71

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$27,740	23,591	79,024	72,319
Other comprehensive income net of tax:
Net unrealized holding gains/ (losses) on marketable securities:
Unrealized holding gains/ (losses) net of tax of $788, $164, $2,869, and $(995), respectively	(1,970)	(264)	(7,169)	1,684
Reclassification adjustment for gains included in net income, net of tax of $17, $369, $54 and $416, respectively	(44)	(674)	(138)	(741)
Net unrealized holding gains/ (losses) on marketable securities	(2,014)	(938)	(7,307)	943

Change in fair value of interest rate swaps, net of tax of $(51), $(138), $(204), and $(419), respectively	192	258	766	779

Defined benefit plan:
Reclassification adjustments for prior period service costs and net losses included in net income, net of tax of $(90), $(153), $(271) and $(460), respectively	226	221	678	662

Other comprehensive income/ (loss)	(1,596)	(459)	(5,863)	2,384

Total comprehensive income	$26,144	23,132	73,161	74,703

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(dollars in thousands, expect share data)

Quarter ended September 30, 2017

					Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at June 30, 2017	102,478,146	$1,025	726,036	495,017	(25,148)	1,196,930

Comprehensive income:
Net income	—	—	—	23,591	—	23,591

Other comprehensive income, net of tax of $242	—	—	—	—	(459)	(459)

Total comprehensive income	—	—	—	23,591	(459)	23,132

Exercise of stock options	87,521	1	1,033	—	—	1,034

Stock-based compensation expense	—	—	1,094	—	—	1,094

Dividends paid ($0.16 per share)	—	—	—	(16,343)	—	(16,343)

Balance at September 30, 2017	102,565,667	$1,026	728,163	502,265	(25,607)	1,205,847

Quarter ended September 30, 2018

					Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at June 30, 2018	103,122,890	$1,031	739,673	531,269	(43,093)	1,228,880

Comprehensive income:
Net income	—	—	—	27,740	—	27,740

Other comprehensive loss, net of tax of $664	—	—	—	—	(1,596)	(1,596)

Total comprehensive income/ (loss)	—	—	—	27,740	(1,596)	26,144

Exercise of stock options	178,109	2	1,918	—	—	1,920

Stock-based compensation expense	—	—	1,272	—	—	1,272

Stock-based compensation forfeited	(7,519)	—	—	—	—	—

Dividends paid ($0.17 per share)	—	—	—	(17,540)	—	(17,540)

Balance at September 30, 2018	103,293,480	$1,033	742,863	541,469	(44,689)	1,240,676

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(dollars in thousands, expect share data)

Nine months ended September 30, 2017

					Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Beginning balance at December 31, 2016	101,699,406	$1,017	718,834	478,803	(27,991)	1,170,663

Comprehensive income:
Net income	—	—	—	72,319	—	72,319

Other comprehensive income, net of tax of $(1,458)	—	—	—	—	2,384	2,384

Total comprehensive income	—	—	—	72,319	2,384	74,703

Exercise of stock options	488,211	5	5,611	—	—	5,616

Stock-based compensation expense	378,050	4	3,718	—	—	3,722

Dividends paid ($0.48 per share)	—	—	—	(48,857)	—	(48,857)

Ending balance at September 30, 2017	102,565,667	$1,026	728,163	502,265	(25,607)	1,205,847

Nine months ended September 30, 2018

					Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Beginning balance at December 31, 2017	102,394,828	$1,027	730,719	508,058	(32,080)	1,207,724

Reclassification due to adoption of ASU No. 2018-02	—	—	—	6,746	(6,746)	—

Comprehensive income:
Net income	—	—	—	79,024	—	79,024

Other comprehensive loss, net of tax of $2,448	—	—	—	—	(5,863)	(5,863)

Total comprehensive income/ (loss)	—	—	—	85,770	(12,609)	73,161

Exercise of stock options	674,538	7	7,595	—	—	7,602

Stock-based compensation expense	414,330	4	4,544	—	—	4,548

Stock-based compensation forfeited	(190,216)	(5)	5	—	—	—

Dividends paid ($0.51 per share)	—	—	—	(52,359)	—	(52,359)

Ending balance at September 30, 2018	103,293,480	$1,033	742,863	541,469	(44,689)	1,240,676

See accompanying notes to unaudited consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine months ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net Income	$79,024	72,319
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	16,540	13,226
Net (gain)/ loss on sale of assets	1,758	(1,443)
Net gain on sale of offices	—	(17,186)
Net depreciation, amortization and accretion	7,598	10,951
(Increase)/ decrease in other assets	(8,952)	20,968
Decrease in other liabilities	48	1,761
Net amortization on marketable securities	1,317	1,535
Noncash write-down of real estate owned	1,281	980
Deferred income tax expense	22	—
Origination of loans held for sale	(1,297)	(59,401)
Proceeds from sale of loans held for sale	4,501	68,041
Noncash compensation expense related to stock benefit plans	4,548	3,722
Net cash provided by operating activities	106,388	115,473

INVESTING ACTIVITIES:
Purchase of marketable securities held-to-maturity	—	(23,621)
Purchase of marketable securities available-for-sale	(215,242)	(210,111)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	5,439	11,625
Proceeds from maturities and principal reductions of marketable securities available-for-sale	179,640	144,846
Proceeds from sale of marketable securities available-for-sale	5,206	23,501
Proceeds from bank-owed life insurance	357	1,550
Loan originations	(2,256,146)	(2,050,885)
Proceeds from loan maturities and principal reductions	2,036,656	2,002,816
Net purchase of Federal Home Loan Bank stock	(3,719)	(594)
Proceeds from sale of real estate owned	5,082	3,687
Sale of real estate owned for investment, net	455	456
Purchase of premises and equipment	(3,438)	(1,242)
Net cash used in investing activities	(245,710)	(97,972)

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
(in thousands)

	Nine months ended September 30,
	2018	2017
FINANCING ACTIVITIES:
Increase/ (decrease) in deposits, net	$126,964	(155,925)
Net increase/ (decrease) in short-term borrowings	70,879	(27,511)
Decrease in advances by borrowers for taxes and insurance	(17,528)	(15,015)
Cash dividends paid	(52,359)	(48,857)
Proceeds from stock options exercised	7,602	5,616
Net cash provided by/ (used in) financing activities	135,558	(241,692)

Net decrease in cash and cash equivalents	$(3,764)	(224,191)

Cash and cash equivalents at beginning of period	$77,710	389,867
Net decrease in cash and cash equivalents	(3,764)	(224,191)
Cash and cash equivalents at end of period	$73,946	165,676

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $20,927 and $16,644, respectively)	$26,036	20,875
Income taxes	$19,299	20,705

Non-cash activities:
Loan foreclosures and repossessions	$5,034	6,392
Sale of real estate owned financed by the Company	$183	168

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

The results of operations for the quarter and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other period.

Stock-Based Compensation

On May 14, 2018, the Company awarded employees 831,160 stock options and directors 64,800 stock options with an exercise price of $16.59 and grant date fair value of $1.49 per stock option, and the Company awarded employees 390,030 restricted common shares and directors 24,300 restricted common shares with a grant date fair value of $16.59. Awarded stock options and common shares vest over a seven-year period with the first vesting occurring on the grant date. Stock-based compensation expense of $1.3 million and $1.1 million for the quarters ended September 30, 2018 and 2017, and $4.5 million and $3.7 million for the nine months ended September 30, 2018 and 2017, respectively, was recognized in compensation expense relating to our stock benefit plans. At September 30, 2018 there was compensation expense of $4.3 million to be recognized for awarded but unvested stock options and $18.6 million for unvested common shares.

 Income Taxes- Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  At September 30, 2018 we had no liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in other expenses and (2) refund claims in other operating income.  We recognize penalties (if any) in other expenses. We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2017, 2016 and 2015.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments”. The main objective of this ASU is to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this Update provide guidance on the following eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of bank-owned life insurance (BOLI) policies, distributions received from equity method investments, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We adopted this guidance as of January 1, 2018 and applied it on a retrospective basis. No material reclassifications were made for the nine months ended September 30, 2017 and we do not expect the reclassifications to be material for the full year.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Costs". This guidance provides financial statement users with clearer and disaggregated information related to the components of net periodic benefit cost and improve transparency of the presentation of net periodic benefit cost in the financial statements. Employers will present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Employers will present the other components of the net periodic benefit cost separately from the line items that includes the service cost outside of any subtotal of operating income, if one is presented. This guidance is effective for annual and interim periods beginning after December 15, 2017 and should be applied retrospectively. We adopted this standard as of January 1, 2018. The other components of the net periodic benefit cost for the quarter and nine months ended September 30, 2017 totaled $517,000 and $1.6 million, respectively, and were reclassified from compensation and employee benefits to other expense.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-2, “Leases”. This guidance requires a lessee to recognize in the statement of financial condition a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the term of the lease. Optional periods should only be recognized if the lessee is reasonably certain to exercise the option. For leases with a term of twelve months or less, the lessee is permitted not to recognize lease assets and lease liabilities and should recognize lease expense for such leases generally on a straight-line basis over the term of the lease. This guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those years and early adoption is permitted. We lease certain branch and office facilities or land under operating leases. While we are currently evaluating the impact this guidance will have on our results of operations and financial position, we expect the primary impact on the consolidated statement of financial position will be the recognition of right-of-use assets and lease obligations under the ASU as a result of our minimum commitments under non-cancellable operating leases. Our current minimum commitments under non-cancellable operating leases are disclosed in Note 7, “Premises and Equipment” in our Annual Report on Form 10-K for the year ended December 31, 2017. We expect to apply the package of practical expedients included therein, as well as utilize the transition method included in ASU 2018-11. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, our reporting for periods prior to January 1, 2019 will continue to be in accordance with Leases (Topic 840).

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments", which eliminates the probable initial recognition threshold for credit losses and instead requires that all financial assets (or group of financial assets) measured at amortized cost be presented at the net amount expected to be collected inclusive of the entity’s current estimate of all lifetime expected credit losses. This guidance also applies to certain off-balance-sheet credit exposures such as unfunded commitments and non-derivative financial guarantees. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets in order to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The income statement under this guidance will reflect the initial recognition of current expected credit losses for newly recognized assets, as well as any increases or decreases of expected credit losses that have occurred during the period. This guidance retains many currently-existing disclosures related to the credit quality of an entity’s assets and the related allowance for credit losses amended to reflect the change to an expected credit loss methodology, as well as enhanced disclosures to provide information to users at a more disaggregated level. Upon adoption, ASU 2016-13 provides for a modified retrospective transition by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective, except for debt securities for which other-than-temporary impairment has previously been recognized. For these debt securities, a prospective transition is provided in order to maintain the same amortized cost prior to and subsequent to the effective date of the ASU. This guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. Management created a formal working group to govern the implementation of these amendments consisting of key stakeholders from finance, risk, credit and accounting. We are currently in the process of designing current expected credit loss estimation methodologies and systems, and collecting data to be able to comply with the standard. We have partnered with a third-party to assist in the development of certain portfolio-level estimation methodologies and have chosen a third-party software platform provider. We are also evaluating the effect this guidance will have on our results of operations, financial position and related disclosures. The impact of the ASU will depend upon the state of the economy and the nature of our portfolios, among other items, at the date of adoption.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This guidance removes, modifies and adds disclosure requirements for fair value measurements. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted for any removed or modified disclosure requirements. Transition is on a prospective basis for the new and modified disclosures, and on a retrospective basis for disclosures that have been eliminated. We do not expect this guidance to have a material impact on our financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) - Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.” This guidance removes and adds disclosure requirements for defined benefit pension or other post-retirement plans. This guidance is effective for annual periods beginning after December 15, 2020, with early adoption permitted, and requires retrospective adoption for all periods presented. We do not expect this guidance to have a material impact on our financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)-Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This guidance aligns the requirements for capitalization of implementation costs incurred in a hosting arrangement that is a service contract with the existing guidance for internal-use software. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted. Transition can either be on a retrospective basis or a prospective basis on all implementation costs incurred after the date of adoption. We are evaluating the impact this new accounting guidance will have on our financial statements.

(2)    Investment securities and impairment of investment securities

The following table shows the portfolio of investment securities available-for-sale at September 30, 2018 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after one year through five years	$14,707	—	(12)	14,695

Debt issued by government sponsored enterprises:
Due in one year or less	70,096	—	(895)	69,201
Due after one year through five years	116,097	—	(2,560)	113,537
Due after ten years	3,822	—	(115)	3,707

Municipal securities:
Due in one year or less	2,351	3	(7)	2,347
Due after one year through five years	3,553	43	(11)	3,585
Due after five years through ten years	11,714	46	(23)	11,737
Due after ten years	7,073	31	(29)	7,075

Corporate debt issues:
Due after five years through ten years	912	—	—	912

Residential mortgage-backed securities:
Fixed rate pass-through	131,255	514	(5,689)	126,080
Variable rate pass-through	26,374	1,064	(5)	27,433
Fixed rate non-agency CMOs	—	—	—	—
Fixed rate agency CMOs	374,900	5	(10,595)	364,310
Variable rate agency CMOs	66,491	467	(21)	66,937
Total residential mortgage-backed securities	599,020	2,050	(16,310)	584,760
Total marketable securities available-for-sale	$829,345	2,173	(19,962)	811,556

The following table shows the portfolio of investment securities available-for-sale at December 31, 2017 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year or less	$1	—	—	1

Debt issued by government sponsored enterprises:
Due in one year or less	66,566	14	(289)	66,291
Due after one year through five years	140,624	—	(2,402)	138,222
Due after ten years	4,833	—	(77)	4,756

Equity securities	551	29	(6)	574

Municipal securities:
Due in one year or less	2,492	7	(1)	2,498
Due after one year through five years	7,072	82	(6)	7,148
Due after five years through ten years	14,576	171	—	14,747
Due after ten years	26,371	292	—	26,663

Corporate debt issues:
Due after ten years	909	—	—	909

Residential mortgage-backed securities:
Fixed rate pass-through	144,411	1,108	(2,817)	142,702
Variable rate pass-through	33,079	1,464	(6)	34,537
Fixed rate non-agency CMOs	15	—	—	15
Fixed rate agency CMOs	284,320	37	(5,271)	279,086
Variable rate agency CMOs	74,274	249	(137)	74,386
Total residential mortgage-backed securities	536,099	2,858	(8,231)	530,726
Total marketable securities available-for-sale	$800,094	3,453	(11,012)	792,535

The following table shows the portfolio of investment securities held-to-maturity at September 30, 2018 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Residential mortgage-backed securities:
Fixed rate pass-through	$3,027	44	—	3,071
Variable rate pass-through	1,778	39	—	1,817
Fixed rate agency CMOs	18,753	—	(782)	17,971
Variable rate agency CMOs	664	11	—	675
Total residential mortgage-backed securities	24,222	94	(782)	23,534
Total marketable securities held-to-maturity	$24,222	94	(782)	23,534

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2017 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Residential mortgage-backed securities:
Fixed rate pass-through	$3,760	140	—	3,900
Variable rate pass-through	2,283	64	—	2,347
Fixed rate agency CMOs	22,906	20	(248)	22,678
Variable rate agency CMOs	729	13	—	742
Total residential mortgage-backed securities	29,678	237	(248)	29,667
Total marketable securities held-to-maturity	$29,678	237	(248)	29,667

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2018 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$55,650	(210)	130,795	(3,360)	186,445	(3,570)
Municipal securities	9,025	(70)	—	—	9,025	(70)
Residential mortgage-backed securities - agency	176,316	(2,095)	329,287	(14,997)	505,603	(17,092)
U.S. government and agencies	14,695	(12)	—	—	14,695	(12)
Total temporarily impaired securities	$255,686	(2,387)	460,082	(18,357)	715,768	(20,744)

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

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the quarter and nine months ended September 30,:

	2018	2017
Beginning balance at July 1, (1)	$—	7,942
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for securities sold/ called realized during the quarter	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at September 30,	$—	7,942

	2018	2017
Beginning balance at January 1, (1)	$352	7,942
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the quarter	(352)	—
Reduction for securities sold/ called realized during the nine months	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at September 30,	$—	7,942
(1) The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(3)    Loans receivable

 The following table shows a summary of our loans receivable at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018			December 31, 2017
	Originated	Acquired	Total	Originated	Acquired	Total
Personal Banking:
Residential mortgage loans (1)	$2,745,190	97,822	2,843,012	2,658,726	113,823	2,772,549
Home equity loans	1,048,373	223,972	1,272,345	1,051,558	258,797	1,310,355
Consumer finance loans (2)	5,888	—	5,888	18,619	—	18,619
Consumer loans	685,252	66,284	751,536	540,832	97,877	638,709
Total Personal Banking	4,484,703	388,078	4,872,781	4,269,735	470,497	4,740,232

Commercial Banking:
Commercial real estate loans	2,477,581	241,307	2,718,888	2,303,179	296,161	2,599,340
Commercial loans	594,939	51,164	646,103	572,341	60,822	633,163
Total Commercial Banking	3,072,520	292,471	3,364,991	2,875,520	356,983	3,232,503
Total loans receivable, gross	7,557,223	680,549	8,237,772	7,145,255	827,480	7,972,735

Deferred loan costs	32,846	936	33,782	26,255	1,527	27,782
Allowance for loan losses	(51,473)	(4,502)	(55,975)	(50,572)	(6,223)	(56,795)
Undisbursed loan proceeds:
Residential mortgage loans	(11,335)	—	(11,335)	(10,067)	—	(10,067)
Commercial real estate loans	(200,152)	(670)	(200,822)	(141,967)	(2,647)	(144,614)
Commercial loans	(62,175)	(1,160)	(63,335)	(51,143)	(1,284)	(52,427)
Total loans receivable, net	$7,264,934	675,153	7,940,087	6,917,761	818,853	7,736,614
(1) Includes $0 and $3.1 million of loans held for sale at September 30, 2018 and December 31, 2017, respectively.
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

Acquired loans were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification (“ASC”) Topic 310-30 or ASC Topic 310-20. The following table provides information related to the outstanding principal balance and related carrying value of acquired loans for the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
Acquired loans evaluated individually for future credit losses:
Outstanding principal balance	$8,446	9,735
Carrying value	5,871	6,875

Acquired loans evaluated collectively for future credit losses:
Outstanding principal balance	678,540	824,205
Carrying value	673,784	818,201

Total acquired loans:
Outstanding principal balance	686,986	833,940
Carrying value	679,655	825,076

The following table provides information related to the changes in the accretable discount, which includes income recognized from contractual cash flows for the dates indicated (in thousands):

Total
Balance at December 31, 2016	$2,187
Accretion	(1,318)
Net reclassification from nonaccretable yield	671
Balance at December 31, 2017	1,540
Accretion	(588)
Net reclassification from nonaccretable yield	—
Balance at September 30, 2018	$952

The following table provides information related to acquired impaired loans by portfolio segment and by class of financing receivable at and for the nine months ended September 30, 2018 (in thousands):

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income recognized
Personal Banking:
Residential mortgage loans	$1,099	1,741	13	1,140	135
Home equity loans	1,019	1,977	7	1,081	127
Consumer loans	32	95	4	46	31
Total Personal Banking	2,150	3,813	24	2,267	293

Commercial Banking:
Commercial real estate loans	3,643	4,548	1	4,015	287
Commercial loans	78	85	—	91	8
Total Commercial Banking	3,721	4,633	1	4,106	295

Total	$5,871	8,446	25	6,373	588

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

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended September 30, 2018 (in thousands):

	Balance September 30, 2018	Current period provision	Charge-offs	Recoveries	Balance June 30, 2018
Originated loans:
Personal Banking:
Residential mortgage loans	$4,144	491	(204)	200	3,657
Home equity loans	3,234	(351)	(323)	69	3,839
Consumer finance loans	1,650	(437)	(445)	178	2,354
Consumer loans	11,021	4,023	(3,392)	630	9,760
Total Personal Banking	20,049	3,726	(4,364)	1,077	19,610

Commercial Banking:
Commercial real estate loans	25,694	8,723	(4,820)	772	21,019
Commercial loans	5,730	(3,945)	(914)	80	10,509
Total Commercial Banking	31,424	4,778	(5,734)	852	31,528
Total originated loans	51,473	8,504	(10,098)	1,929	51,138

Acquired loans:
Personal Banking:
Residential mortgage loans	102	(70)	(10)	12	170
Home equity loans	408	(173)	(103)	22	662
Consumer loans	444	(448)	(78)	55	915
Total Personal Banking	954	(691)	(191)	89	1,747

Commercial Banking:
Commercial real estate loans	2,876	(532)	(39)	25	3,422
Commercial loans	672	(299)	(71)	17	1,025
Total Commercial Banking	3,548	(831)	(110)	42	4,447
Total acquired loans	4,502	(1,522)	(301)	131	6,194

Total	$55,975	6,982	(10,399)	2,060	57,332

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

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2018 (in thousands):

	Balance September 30, 2018	Current period provision	Charge-offs	Recoveries	Balance December 31, 2017
Originated loans:
Personal Banking:
Residential mortgage loans	$4,144	678	(710)	352	3,824
Home equity loans	3,234	(164)	(866)	192	4,072
Consumer finance loans	1,650	(469)	(2,484)	635	3,968
Other consumer loans	11,021	9,845	(9,192)	1,893	8,475
Total Personal Banking	20,049	9,890	(13,252)	3,072	20,339

Commercial Banking:
Commercial real estate loans	25,694	10,417	(5,702)	1,068	19,911
Commercial loans	5,730	(2,912)	(2,053)	373	10,322
Total Commercial Banking	31,424	7,505	(7,755)	1,441	30,233
Total originated loans	51,473	17,395	(21,007)	4,513	50,572

Acquired loans:
Personal Banking:
Residential mortgage loans	102	(38)	(94)	103	131
Home equity loans	408	85	(578)	139	762
Other consumer loans	444	(363)	(209)	126	890
Total Personal Banking	954	(316)	(881)	368	1,783

Commercial Banking:
Commercial real estate loans	2,876	(688)	(147)	162	3,549
Commercial loans	672	149	(448)	80	891
Total Commercial Banking	3,548	(539)	(595)	242	4,440
Total acquired loans	4,502	(855)	(1,476)	610	6,223

Total	$55,975	16,540	(22,483)	5,123	56,795

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2017 (in thousands):

	Balance September 30, 2017	Current period provision	Charge-offs	Recoveries	Balance December 31, 2016
Originated loans:
Personal Banking:
Residential mortgage loans	$3,986	(278)	(678)	286	4,656
Home equity loans	3,295	503	(803)	109	3,486
Consumer finance loans	4,876	6,610	(5,469)	290	3,445
Other consumer loans	7,383	9,741	(7,912)	1,025	4,529
Total Personal Banking	19,540	16,576	(14,862)	1,710	16,116

Commercial Banking:
Commercial real estate loans	20,174	(3,988)	(498)	993	23,667
Commercial loans	11,131	(3,517)	(1,858)	996	15,510
Total Commercial Banking	31,305	(7,505)	(2,356)	1,989	39,177
Total originated loans	50,845	9,071	(17,218)	3,699	55,293

Acquired loans:
Personal Banking:
Residential mortgage loans	77	130	(199)	75	71
Home equity loans	748	512	(1,063)	252	1,047
Other consumer loans	594	405	(689)	225	653
Total Personal Banking	1,419	1,047	(1,951)	552	1,771

Commercial Banking:
Commercial real estate loans	3,301	1,832	(2,206)	667	3,008
Commercial loans	1,362	1,276	(847)	66	867
Total Commercial Banking	4,663	3,108	(3,053)	733	3,875
Total acquired loans	6,082	4,155	(5,004)	1,285	5,646

Total	$56,927	13,226	(22,222)	4,984	60,939

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at September 30, 2018 (in thousands):

	Total loans receivable	Allowance for loan losses	Nonaccrual loans (1)	Loans past due 90 days or more and still accruing (2)	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,846,834	4,246	14,585	—	7,668	778	—
Home equity loans	1,272,345	3,642	7,085	72	2,061	497	4
Consumer finance loans	5,888	1,650	39	—	—	—	—
Consumer loans	770,161	11,465	4,307	123	—	—	—
Total Personal Banking	4,895,228	21,003	26,016	195	9,729	1,275	4

Commercial Banking:
Commercial real estate loans	2,518,066	28,570	43,023	—	15,667	1,516	208
Commercial loans	582,768	6,402	5,188	—	3,751	276	209
Total Commercial Banking	3,100,834	34,972	48,211	—	19,418	1,792	417

Total	$7,996,062	55,975	74,227	195	29,147	3,067	421

(1)	Includes $9.8 million of nonaccrual TDRs.

(2)	Represents loans 90 days or more past maturity and still accruing.

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

The following table provides information related to the composition of originated impaired loans by portfolio segment and by class of financing receivable at and for the nine months ended September 30, 2018 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$13,154	1,431	505	6,349	21,439	20,499	659
Home equity loans	5,838	1,247	—	1,812	8,897	9,250	375
Consumer finance loan	39	—	—	—	39	25	4
Consumer loans	3,535	772	—	—	4,307	3,835	166
Total Personal Banking	22,566	3,450	505	8,161	34,682	33,609	1,204

Commercial Banking:
Commercial real estate loans	27,122	15,901	22,583	5,114	70,720	39,985	1,195
Commercial loans	2,714	2,474	223	2,305	7,716	8,910	392
Total Commercial Banking	29,836	18,375	22,806	7,419	78,436	48,895	1,587

Total	$52,402	21,825	23,311	15,580	113,118	82,504	2,791

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

At September 30, 2018, we expect to fully collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent. As a result, we do not consider our purchased credit impaired loans that are 90 days or more delinquent to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at September 30, 2018 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,838,600	8,234	8,234	795	—
Home equity loans	1,270,284	2,061	2,061	497	—
Consumer finance loans	5,888	—	—	—	—
Consumer loans	770,125	36	36	7	—
Total Personal Banking	4,884,897	10,331	10,331	1,299	—

Commercial Banking:
Commercial real estate loans	2,462,663	55,403	27,924	2,877	27,479
Commercial loans	577,023	5,745	4,328	475	1,417
Total Commercial Banking	3,039,686	61,148	32,252	3,352	28,896

Total	$7,924,583	71,479	42,583	4,651	28,896

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

When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, the loan’s observable market price or the current fair value of the collateral, less selling costs, for collateral dependent loans.  If we determine that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.  In periods subsequent to modification, we evaluate all TDRs, including those that have payment defaults, for possible impairment, in accordance with ASC 310-10. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan.

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

The following table provides a roll forward of troubled debt restructurings for the periods indicated (dollars in thousands):

	For the quarter ended September 30,
	2018		2017
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	205	$30,662	203	$41,860
New TDRs	7	647	6	546
Re-modified TDRs	3	306	2	265
Net paydowns		(1,215)		(987)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	—	—	—	—
Commercial real estate loans	1	(91)	2	(2,498)
Commercial loans	5	(619)	—	—
Paid-off loans:
Residential mortgage loans	2	(2)	—	—
Home equity loans	2	(12)	3	(30)
Commercial real estate loans	2	(360)	1	(564)
Commercial loans	3	(169)	2	(123)
Ending TDR balance:	197	$29,147	201	$38,469

Accruing TDRs		$19,370		$20,660
Non-accrual TDRs		9,777		17,809

The following table provides a roll forward of troubled debt restructurings for the periods indicated (dollars in thousands):

	For the nine months ended September 30,
	2018		2017
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	205	$32,104	225	$42,926
New TDRs	26	6,443	13	4,685
Re-modified TDRs	3	306	3	710
Net paydowns		(3,037)		(3,668)
Charge-offs:
Residential mortgage loans	1	(135)	—	—
Home equity loans	—	—	—	—
Commercial real estate loans	2	(294)	2	(2,498)
Commercial loans	6	(1,340)	6	(259)
Paid-off loans:
Residential mortgage loans	4	(257)	—	—
Home equity loans	4	(59)	8	(62)
Commercial real estate loans	9	(2,183)	11	(1,109)
Commercial loans	8	(2,401)	10	(2,256)
Ending TDR balance:	197	$29,147	201	$38,469

Accruing TDRs		$19,370		$20,660
Non-accrual TDRs		9,777		17,809

The following tables provide information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (dollars in thousands):

	For the quarter ended September 30, 2018				For the nine months ended September 30, 2018
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	2	$342	342	35	6	$616	612	62
Home equity loans	4	194	193	47	12	511	462	113
Total Personal Banking	6	536	535	82	18	1,127	1,074	175

Commercial Banking:
Commercial real estate loans	3	372	361	42	5	3,255	3,198	97
Commercial loans	1	45	45	5	6	2,367	1,484	21
Total Commercial Banking	4	417	406	47	11	5,622	4,682	118

Total	10	$953	941	129	29	$6,749	5,756	293

During the quarter and nine months ended September 30, 2018, no TDRs modified within the previous twelve months have subsequently defaulted.

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

The following table provides information as of September 30, 2018 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended September 30, 2018 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	2	$—	—	342		342
Home equity loans	4	193	—	—		193
Total Personal Banking	6	193	—	342	—	535

Commercial Banking:
Commercial real estate loans	3	—	—	361		361
Commercial loans	1	—	—	45		45
Total Commercial Banking	4	—	—	406	—	406

Total	10	$193	—	748	—	941

The following table provides information as of September 30, 2017 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended September 30, 2017 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	2	$250	—	—	152	402
Home equity loans	2	119	—	—	—	119
Total Personal Banking	4	369	—	—	152	521

Commercial Banking:
Commercial real estate loans	2	—	—	116	—	116
Commercial loans	2	—	—	170	—	170
Total Commercial Banking	4	—	—	286	—	286

Total	8	$369	—	286	152	807

The following table provides information as of September 30, 2018 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the nine months ended September 30, 2018 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	6	$7	—	519	86	612
Home equity loans	12	222	—	47	193	462
Total Personal Banking	18	229	—	566	279	1,074

Commercial Banking:
Commercial real estate loans	5	—	482	361	2,355	3,198
Commercial loans	6	—	—	183	1,301	1,484
Total Commercial Banking	11	—	482	544	3,656	4,682

Total	29	$229	482	1,110	3,935	5,756

The following table provides information as of September 30, 2017 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the nine months ended September 30, 2017 (dollars in thousands):

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

During the nine months ended September 30, 2018, three commercial banking TDRs were re-modified. During the nine months ended September 30, 2017, three personal banking TDRs were re-modified.

The following table provides information related to loan payment delinquencies at September 30, 2018 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Total loans receivable	90 Days or greater delinquent and accruing (1)
Originated loans:
Personal Banking:
Residential mortgage loans	$1,404	4,392	11,695	17,491	2,731,521	2,749,012	—
Home equity loans	4,622	2,118	5,013	11,753	1,036,620	1,048,373	—
Consumer finance loans	632	234	39	905	4,983	5,888	—
Consumer loans	7,893	3,032	3,166	14,091	688,850	702,941	—
Total Personal Banking	14,551	9,776	19,913	44,240	4,461,974	4,506,214	—

Commercial Banking:
Commercial real estate loans	2,329	5,370	21,771	29,470	2,247,959	2,277,429	—
Commercial loans	340	807	2,112	3,259	529,505	532,764	—
Total Commercial Banking	2,669	6,177	23,883	32,729	2,777,464	2,810,193	—
Total originated loans	17,220	15,953	43,796	76,969	7,239,438	7,316,407	—

Acquired loans:
Personal Banking:
Residential mortgage loans	96	312	1,788	2,196	95,626	97,822	329
Home equity loans	1,051	418	825	2,294	221,678	223,972	—
Consumer loans	515	219	375	1,109	66,111	67,220	6
Total Personal Banking	1,662	949	2,988	5,599	383,415	389,014	335

Commercial Banking:
Commercial real estate loans	3,057	1,308	5,457	9,822	230,815	240,637	106
Commercial loans	282	297	602	1,181	48,823	50,004	—
Total Commercial Banking	3,339	1,605	6,059	11,003	279,638	290,641	106
Total acquired loans	5,001	2,554	9,047	16,602	663,053	679,655	441

Total loans	$22,221	18,507	52,843	93,571	7,902,491	7,996,062	441

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

The following table sets forth information about credit quality indicators updated during the quarter ended September 30, 2018 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans:
Personal Banking:
Residential mortgage loans	$2,739,243	—	9,769	—	—	2,749,012
Home equity loans	1,042,627	—	5,746	—	—	1,048,373
Consumer finance loans	5,849	—	39	—	—	5,888
Consumer loans	699,033	—	3,908	—	—	702,941
Total Personal Banking	4,486,752	—	19,462	—	—	4,506,214

Commercial Banking:
Commercial real estate loans	2,083,302	47,983	146,144	—	—	2,277,429
Commercial loans	487,143	21,120	24,501	—	—	532,764
Total Commercial Banking	2,570,445	69,103	170,645	—	—	2,810,193
Total originated loans	7,057,197	69,103	190,107	—	—	7,316,407

Acquired loans:
Personal Banking:
Residential mortgage loans	96,563	—	1,259	—	—	97,822
Home equity loans	222,610	—	1,362	—	—	223,972
Consumer loans	66,673	—	547	—	—	67,220
Total Personal Banking	385,846	—	3,168	—	—	389,014

Commercial Banking:
Commercial real estate loans	199,850	5,546	35,241	—	—	240,637
Commercial loans	39,441	3,640	6,923	—	—	50,004
Total Commercial Banking	239,291	9,186	42,164	—	—	290,641
Total acquired loans	625,137	9,186	45,332	—	—	679,655

Total loans	$7,682,334	78,289	235,439	—	—	7,996,062

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2017 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans:
Personal Banking:
Residential mortgage loans	$2,645,475	—	16,905	—	—	2,662,380
Home equity loans	1,042,965	—	8,593	—	—	1,051,558
Consumer finance loans	18,420	—	199	—	—	18,619
Consumer loans	549,550	—	3,816	—	—	553,366
Total Personal Banking	4,256,410	—	29,513	—	—	4,285,923

Commercial Banking:
Commercial real estate loans	1,964,565	78,699	117,948	—	—	2,161,212
Commercial loans	461,962	15,510	43,726	—	—	521,198
Total Commercial Banking	2,426,527	94,209	161,674	—	—	2,682,410
Total originated loans	6,682,937	94,209	191,187	—	—	6,968,333

Acquired loans:
Personal Banking:
Residential mortgage loans	112,990	—	833	—	—	113,823
Home equity loans	257,312	—	1,485	—	—	258,797
Consumer loans	98,659	—	745	—	—	99,404
Total Personal Banking	468,961	—	3,063	—	—	472,024

Commercial Banking:
Commercial real estate loans	251,761	4,838	36,915	—	—	293,514
Commercial loans	49,073	3,787	6,678	—	—	59,538
Total Commercial Banking	300,834	8,625	43,593	—	—	353,052
Total acquired loans	769,795	8,625	46,656	—	—	825,076

Total	$7,452,732	102,834	237,843	—	—	7,793,409

(4)	Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
Amortizable intangible assets:
Core deposit intangibles — gross	$63,685	63,685
Less: accumulated amortization	(43,886)	(40,029)
Core deposit intangibles — net	19,799	23,656
Customer and Contract intangible assets — gross	10,474	10,474
Less: accumulated amortization	(9,106)	(8,461)
Customer and Contract intangible assets — net	$1,368	2,013

The following table shows the actual aggregate amortization expense for the quarters ended September 30, 2018 and 2017, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended September 30, 2018	$1,462
For the quarter ended September 30, 2017	1,691
For the nine months ended September 30, 2018	4,502
For the nine months ended September 30, 2017	5,189
For the year ending December 31, 2018	5,848
For the year ending December 31, 2019	4,933
For the year ending December 31, 2020	4,017
For the year ending December 31, 2021	3,188
For the year ending December 31, 2022	2,456
For the year ending December 31, 2023	1,847

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2016	$307,420
Goodwill from acquisition	—
Balance at December 31, 2017	307,420
Goodwill from acquisition	—
Balance at September 30, 2018	$307,420

We performed our annual goodwill impairment test as of June 30, 2018 using Accounting Standard Codification 350, ("Step 0"), as updated by ASU 2017-04 and concluded that goodwill was not impaired. As of September 30, 2018, there were no changes in our operations that would cause us to update that goodwill impairment test.

(5)    Borrowed Funds

Borrowings

Borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB"), if any, are secured by our residential first mortgage and other qualifying loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB carries a commitment of $150.0 million. The rate is adjusted daily by the FHLB, and any borrowings on this line may be repaid at any time without penalty. At September 30, 2018 and December 31, 2017 the balance of the revolving line of credit was $85.2 million and $0, respectively.

At September 30, 2018 and December 31, 2017 collateralized borrowings, due within one year, were $91.8 million, and $108.2 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB.

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

The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities.  Northwest Bancorp Capital Trust III holds $51,547,000 of the Company’s junior subordinated debentures due December 30, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at September 30, 2018 was 3.78%. Northwest Bancorp Statutory Trust IV holds $51,547,000 of the Company’s junior subordinated debentures due December 15, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at September 30, 2018 was 3.71%. LNB Trust II holds $8,119,000 of the Company's junior subordinated debentures due June 15, 2037, with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.48%. The rate in effect at September 30, 2018 was 3.81%.

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

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer.  At September 30, 2018, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $33.8 million, of which $27.3 million is fully collateralized.  At September 30, 2018, we had a liability, which represents deferred income, of $133,000 related to the standby letters of credit.

(7)	Earnings Per Share

 Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All stock options outstanding during the quarter ended September 30, 2018 and 2017, were included in the computation of diluted earnings per share because the options’ exercise price was less than the average market price of the common shares of $18.01 and $16.26, respectively. All stock options outstanding during the nine months ended September 30, 2018 and 2017, were included in the computation of diluted earnings per share because the options’ exercise price was less than the average market price of the common shares of $17.30 and $16.58, respectively.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Reported net income	$27,740	23,591	79,024	72,319

Weighted average common shares outstanding	102,334,954	101,163,534	101,937,338	100,921,322
Dilutive potential shares due to effect of stock options	1,607,741	1,400,942	1,566,731	1,617,020
Total weighted average common shares and dilutive potential shares	103,942,695	102,564,476	103,504,069	102,538,342

Basic earnings per share:	$0.27	0.23	0.78	0.72

Diluted earnings per share:	$0.27	0.23	0.76	0.71

(8)	Pension and Other Post-retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended September 30,
	Pension benefits		Other post-retirement benefits
	2018	2017	2018	2017
Service cost	$1,716	1,537	—	—
Interest cost	1,678	1,719	14	17
Expected return on plan assets	(2,992)	(2,628)	—	—
Amortization of prior service cost	(581)	(580)	—	—
Amortization of the net loss	872	928	24	27
Net periodic cost	$693	976	38	44

	Nine months ended September 30,
	Pension benefits		Other post-retirement benefits
	2018	2017	2018	2017
Service cost	$5,148	4,612	—	—
Interest cost	5,034	5,159	41	51
Expected return on plan assets	(8,976)	(7,884)	—	—
Amortization of prior service cost	(1,742)	(1,742)	—	—
Amortization of the net loss	2,617	2,783	73	81
Net periodic cost	$2,081	2,928	114	132

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

Federal Home Loan Bank (“FHLB”) Stock

Due to the restrictions placed on transferability, FHLB stock is classified as Level 3.

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At September 30, 2018 and December 31, 2017, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at September 30, 2018 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$73,946	73,946	73,946	—	—
Securities available-for-sale	811,556	811,556	—	811,556	—
Securities held-to-maturity	24,222	23,534	—	23,534	—
Loans receivable, net	7,940,087	7,721,559	—	—	7,721,559
Accrued interest receivable	25,798	25,798	25,798	—	—
Interest rate swaps	4,386	4,386	—	4,386	—
FHLB Stock	15,452	15,452	—	—	15,452
Total financial assets	$8,895,447	8,676,231	99,744	839,476	7,737,011

Financial liabilities:
Savings and checking deposits	$6,550,748	6,550,748	6,550,748	—	—
Time deposits	1,403,205	1,431,500	—	—	1,431,500
Borrowed funds	179,117	179,111	179,111	—	—
Junior subordinated debentures	111,213	104,609	—	—	104,609
Interest rate swaps	4,479	4,479	—	4,479	—
Accrued interest payable	627	627	627	—	—
Total financial liabilities	$8,249,389	8,271,074	6,730,486	4,479	1,536,109

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both September 30, 2018 and December 31, 2017.  There were no transfers of financial instruments between Level 1 and Level 2 during the quarter ended September 30, 2018.

The following table represents assets and liabilities measured at fair value on a recurring basis at September 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	14,695	—	14,695
Government sponsored enterprises	—	186,445	—	186,445
States and political subdivisions	—	24,744	—	24,744
Corporate	—	912	—	912
Total debt securities	—	226,796	—	226,796

Residential mortgage-backed securities:
GNMA	—	27,820	—	27,820
FNMA	—	71,251	—	71,251
FHLMC	—	53,907	—	53,907
Non-agency	—	535	—	535
Collateralized mortgage obligations:
GNMA	—	53,969	—	53,969
FNMA	—	205,066	—	205,066
FHLMC	—	172,212	—	172,212
Non-agency	—	—	—	—
Total mortgage-backed securities	—	584,760	—	584,760
Interest rate swaps	—	4,386	—	4,386
Total Assets	$—	815,942	—	815,942

Interest rate swaps	$—	4,479	—	4,479
Total Liabilities	$—	4,479	—	4,479

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Equity securities	$574	—	—	574

Debt securities:
U.S. government and agencies	—	1	—	1
Government sponsored enterprises	—	209,269	—	209,269
States and political subdivisions	—	51,056	—	51,056
Corporate	—	909	—	909
Total debt securities	—	261,235	—	261,235

Residential mortgage-backed securities:
GNMA	—	29,695	—	29,695
FNMA	—	82,969	—	82,969
FHLMC	—	64,021	—	64,021
Non-agency	—	555	—	555
Collateralized mortgage obligations:
GNMA	—	4,769	—	4,769
FNMA	—	191,512	—	191,512
FHLMC	—	157,190	—	157,190
Non-agency	—	15	—	15
Total mortgage-backed securities	—	530,726	—	530,726
Interest rate swaps	—	214	—	214
Total Assets	$574	792,175	—	792,749

Interest rate swaps	$—	1,278	—	1,278
Foreign exchange swaps	—	61	—	61
Total Liabilities	$—	1,339	—	1,339

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Quarter ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Beginning balance January 1,	$—	10,638	—	9,366

Total net realized investment gains/ (losses) and net change in unrealized appreciation/ (depreciation):
Included in net income as OTTI	—	—	—	—
Included in other comprehensive income	—	21	—	1,293

Purchases	—	—	—	—
Sales	—	—	—	—
Transfers in to Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance September 30,	$—	10,659	—	10,659

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment, real estate owned, and mortgage servicing rights.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of September 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans measured for impairment	$—	—	37,932	37,932
Real estate owned	—	—	2,486	2,486

Total assets	$—	—	40,418	40,418

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

The table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2018 (dollar amounts in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans measured for impairment	37,932	Appraisal value (1)	Estimated cost to sell	10.0%
		Discounted cash flow	Discount rate	4.25% to 10.0% (7.50%)

Real estate owned	2,486	Appraisal value (1)	Estimated cost to sell	10.0%

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

 Derivatives Designated as Hedging Instruments

We are currently a counterparty to one interest rate swap agreement ("swap") which is designated as a cash flow hedge.  The swap is intended to protect against the variability of cash flows associated with Northwest Bancorp Capital Trust IV and modifies its re-pricing characteristics, wherein for 10 years expiring in December 2018, the Company receives interest of three-month LIBOR from a counterparty and pays a fixed rate of 4.09% to the same counterparty calculated on a notional amount of $25.0 million. The swap agreement was entered into with a counterparty that met our credit standards and the agreement contains collateral provisions protecting the at-risk party.  We believe that the credit risk inherent in the contract is not significant. At September 30, 2018, $255,000 of cash was pledged as collateral to the counterparty.

This cash flow hedge is recorded within other liabilities on the consolidated statement of financial condition at their estimated fair value. At September 30, 2018, the fair value of the swap agreements was $(93,000). There was no material hedge ineffectiveness for the swap discussed above.

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

The following table presents information regarding our derivative financial instruments for the periods indicated:

	Asset Derivatives		Liability Derivatives
	Notional Amount	Fair Value	Notional Amount	Fair Value
At September 30, 2018
Derivatives designed as hedging instruments:
Interest rate swap agreements	$—	—	25,000	93
Derivatives not designed as hedging instruments:
Interest rate swap agreements	209,353	4,386	209,353	4,386
Total derivatives	$209,353	4,386	234,353	4,479

At December 31, 2017
Derivatives designed as hedging instruments:
Interest rate swap agreements	$—	—	50,000	1,064
Derivatives not designed as hedging instruments:
Interest rate swap agreements	92,631	214	92,631	214
Foreign exchange swap agreements	—	—	12,344	61
Total derivatives	$92,631	214	154,975	1,339

The following table presents income or expense recognized on derivatives for the periods indicated:

	For the quarter ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Hedging interest rate derivatives:
Increase in interest expense	257	393	857	1,216

Non-hedging swap derivatives:
Increase/ (decrease) in other income	—	99	(288)	333

(11)	Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of September 30, 2018 we have not accrued for any legal proceedings based on our analysis of currently available information which is subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(12)    Changes in Accumulated Other Comprehensive Income/ (Loss)

The following table shows the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended September 30, 2018
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of June 30, 2018	$(10,693)	(266)	(32,134)	(43,093)

Other comprehensive income/ (loss) before reclassification adjustments	(1,970)	192	—	(1,778)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(44)	—	226	182

Net other comprehensive income/ (loss)	(2,014)	192	226	(1,596)

Balance as of September 30, 2018	$(12,707)	(74)	(31,908)	(44,689)

	For the quarter ended September 30, 2017
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of June 30, 2017	$2,276	(1,257)	(26,167)	(25,148)

Other comprehensive income before reclassification adjustments	(264)	258	—	(6)
Amounts reclassified from accumulated other comprehensive income (3), (4)	(674)	—	221	(453)

Net other comprehensive income	(938)	258	221	(459)

Balance as of September 30, 2017	$1,338	(999)	(25,946)	(25,607)

(1)	Consists of realized gain on securities (gain on sales of investments, net) of $61, net of tax (income tax expense) of $(17).

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $581 and amortization of net loss (compensation and employee benefits) of $(897), net of tax (income tax expense) of $90.

(3)	Consists of realized gain on securities (gain on sales of investments, net) of $1,043, net of tax (income tax expense) of $(369).

(4)
Consists of amortization of prior service cost (compensation and employee benefits) of $580 and amortization of net loss (compensation and employee benefits) of $(954), net of tax (income tax expense) of $153.

	For the nine months ended September 30, 2018
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2017	$(4,409)	(691)	(26,980)	(32,080)

Reclassification due to adoption of ASU No. 2018-02	(991)	(149)	(5,606)	(6,746)

Other comprehensive income/ (loss) before reclassification adjustments	(7,169)	766	—	(6,403)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(138)	—	678	540

Net other comprehensive income/ (loss)	(7,307)	766	678	(5,863)

Balance as of September 30, 2018	$(12,707)	(74)	(31,908)	(44,689)

	For the nine months ended September 30, 2017
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2016	$395	(1,778)	(26,608)	(27,991)

Other comprehensive income before reclassification adjustments	1,684	779	—	2,463
Amounts reclassified from accumulated other comprehensive income (3), (4)	(741)	—	662	(79)

Net other comprehensive income	943	779	662	2,384

Balance as of September 30, 2017	$1,338	(999)	(25,946)	(25,607)

(1)	Consists of realized gains on securities (loss on sales of investments, net) of $192, net of tax (income tax expense) of $54.

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $1,742 and amortization of net loss (compensation and employee benefits) of $(2,691), net of tax (income tax expense) of $271.

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

Overview of Critical Accounting Policies Involving Estimates

Please refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2017 Annual Report on Form 10-K.

Comparison of Financial Condition

Total assets at September 30, 2018 were $9.575 billion, an increase of $211.4 million, or 2.3%, from $9.364 billion at December 31, 2017.  This increase in assets was due primarily to a $203.5 million, or 2.6%, increase in net loans receivable and a $9.8 million, or 1.1%, increase in cash and investments. This increase was funded by a $127.0 million, or 1.6%, increase in deposits and a $70.9 million, or 65.5%, increase in borrowed funds.

Total loans receivable increased by $202.7 million, or 2.6%, to $7.996 billion at September 30, 2018, from $7.793 billion at December 31, 2017 due primarily to an increase in our personal banking loan portfolio of $137.3 million, or 2.9%, to $4.895 billion at September 30, 2018 from $4.758 billion at December 31, 2017. This increase was due primarily to lower sales of residential mortgage loans into the secondary market and our continued emphasis on indirect retail lending through dealer channels. Additionally, our commercial banking loan portfolio increased by $65.4 million, or 2.2%, to $3.101 billion at September 30, 2018 from $3.035 billion at December 31, 2017, as we continue to emphasize the expansion of commercial relationships.

     Total deposits increased by $127.0 million, or 1.6%, to $7.954 billion at September 30, 2018 from $7.827 billion at December 31, 2017. Noninterest-bearing demand deposits increased by $113.8 million, or 7.1%, to $1.724 billion at September 30, 2018 from $1.610 billion at December 31, 2017. In addition, interest-bearing demand deposits increased by $56.4 million, or 3.9%, to $1.499 billion at September 30, 2018 from $1.443 billion at December 31, 2017. These increases are due primarily to our continued efforts to attract low cost accounts to whom we can also cross-sell other products and services. Partially offsetting these increases was a decrease in money market demand accounts of $30.6 million, or 1.8%, to $1.677 billion at September 30, 2018 from $1.707 billion at December 31, 2017. Savings deposits decreased by $3.2 million, or 0.2%, to $1.650 billion at September 30, 2018 from $1.654 billion at December 31, 2017. Additionally, time deposits decreased by $9.4 million, or 0.7%, to $1.403 billion at September 30, 2018 from $1.413 billion at December 31, 2017. As a result of recent increases in market interest rates competition has intensified for interest rate sensitive customers.

Total shareholders’ equity at September 30, 2018 was $1.241 billion, or $12.01 per share, an increase of $33.0 million, or 2.7%, from $1.208 billion, or $11.79 per share, at December 31, 2017.  This increase in equity was primarily the result of net income of $79.0 million for the nine months ended September 30, 2018. Partially offsetting this increase was the payment of cash dividends of $52.4 million during the nine months ended September 30, 2018.

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

	At September 30, 2018
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,180,181	15.961%	$730,192	9.875%	$739,435	10.000%
Northwest Bank	1,109,432	15.015%	729,648	9.875%	738,884	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,124,206	15.204%	582,305	7.875%	591,548	8.000%
Northwest Bank	1,053,457	14.257%	581,871	7.875%	591,108	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,016,331	13.745%	471,389	6.375%	480,632	6.500%
Northwest Bank	1,053,457	14.257%	471,039	6.375%	480,275	6.500%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,124,206	11.971%	375,659	4.000%	469,574	5.000%
Northwest Bank	1,053,457	11.220%	375,560	4.000%	469,450	5.000%
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

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at September 30, 2018 was 9.6%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At September 30, 2018 Northwest had $3.072 billion of additional borrowing capacity available with the FHLB, including $150.0 million on an overnight line of credit, which had $64.8 million of availability, as well as $53.8 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

Dividends

We paid $17.5 million and $16.3 million in cash dividends during the quarters ended September 30, 2018 and 2017, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) was 63.0% and 69.6% for the quarters ended September 30, 2018 and 2017, respectively, on dividends of $0.17 per share for the quarter ended September 30, 2018 and on dividends of $0.16 per share for the quarter ended September 30, 2017. We paid $52.4 million and $48.9 million in cash dividends during the nine months ended September 30, 2018 and 2017, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) was 67.1% and 67.6% for the nine months ended September 30, 2018 and 2017, respectively, on dividends of $0.51 per share for the nine months ended September 30, 2018 and on dividends of $0.48 per share for the nine months ended September 30, 2017. On October 16, 2018, the Board of Directors declared a cash dividend of $0.17 per share payable on November 15, 2018 to shareholders of record as of November 1, 2018. This represents the 96th consecutive quarter we have paid a cash dividend.

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

	September 30 2018	December 31, 2017
	(Dollars in thousands)
Loans 90 days or more past due
Residential mortgage loans	$13,483	13,890
Home equity loans	5,910	7,469
Consumer legacy finance loans	39	202
Consumer loans	3,664	4,006
Commercial real estate loans	27,228	16,284
Commercial loans	2,714	3,140
Total loans 90 days or more past due	$53,038	44,991
Total real estate owned (REO)	2,486	5,666
Total loans 90 days or more past due and REO	55,524	50,657
Total loans 90 days or more past due to net loans receivable	0.67%	0.58%
Total loans 90 days or more past due and REO to total assets	0.58%	0.54%
Nonperforming loans:
Nonaccrual loans - loans 90 days or more delinquent	52,402	43,077
Nonaccrual loans - loans less than 90 days delinquent	21,825	21,378
Loans 90 days or more past maturity and still accruing	195	502
Total nonperforming loans	74,422	64,957
Total nonperforming assets	$76,908	70,623
Nonaccrual troubled debt restructured loans (1)	$19,370	12,285
Accruing troubled debt restructured loans	9,777	19,819
Total troubled debt restructured loans	$29,147	32,104

(1)	Included in nonaccurual loans above.

At September 30, 2018, we expect to fully collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent. As a result, we do not consider these loans that are 90 days or more delinquent, which total $441,000, to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment. Impaired loans at September 30, 2018 and December 31, 2017 were $113.1 million and $84.6 million, respectively.

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses, which the Allowance Committee assesses regularly for appropriateness.  As part of the analysis as of September 30, 2018, we considered the economic conditions in our markets, such as unemployment and bankruptcy levels as well as changes in estimates of real estate collateral values. In addition, we considered the overall trends in asset quality, specific reserves needed and/or already established for criticized loans, historical loss rates, loss emergence periods and collateral valuations. The allowance for loan losses decreased by $820,000, or 1.4%, to $56.0 million, or 0.70% of total loans at September 30, 2018 from $56.8 million, or 0.73% of total loans, at December 31, 2017. This decrease is due primarily to the payoff of two commercial banking loans that had combined reserves of $3.5 million. Additionally, loans classified as substandard decreased to $235.4 million, or 2.9% of total loans, at September 30, 2018, from $237.8 million, or 3.1% of total loans, at December 31, 2017.

We also consider how the levels of non-accrual loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Nonaccrual loans of $74.2 million or 0.93% of total loans receivable at September 30, 2018 increased by $9.7 million, or 15.2%, from $64.5 million, or 0.83% of total loans receivable, at December 31, 2017. This increase is due primarily to the downgrading of one commercial loan relationship totaling $8.4 million. As a percentage of average loans, annualized net charge-offs decreased to 0.29% for the nine months ended September 30, 2018 compared to 0.31% for the year ended December 31, 2017.

Comparison of Operating Results for the Quarters Ended September 30, 2018 and 2017

Net income for the quarter ended September 30, 2018 was $27.7 million, or $0.27 per diluted share, an increase of $4.1 million, or 17.6%, from net income of $23.6 million, or $0.23 per diluted share, for the quarter ended September 30, 2017.  The increase in net income resulted from an increase in interest income of $5.4 million, or 6.0%, and decreases in income tax expense of $5.4 million, or 43.3%, and noninterest expense of $2.2 million, or 3.2%. Partially offsetting these improvements was a decrease in noninterest income of $2.0 million, or 8.3%, and increases in the provision for loan losses of $4.0 million, or 130.7%, and interest expense of $2.8 million, or 39.9%. Net income for the quarter ended September 30, 2018 represents annualized returns on average equity and average assets of 8.93% and 1.15%, respectively, compared to 7.81% and 0.99% for the same quarter last year.  A further discussion of significant changes follows.

Interest Income

Total interest income increased by $5.4 million, or 6.0%, to $95.6 million for the quarter ended September 30, 2018 from $90.2 million for the quarter ended September 30, 2017. This increase is attributed to increases in both the average balance and average yield on interest earning assets. The average yield earned on interest earning assets increased to 4.31% for the quarter ended September 30, 2018 from 4.11% for the quarter ended September 30, 2017, due to recent increases in market interest rates. Additionally, the average balance of interest earning assets increased by $100.3 million, or 1.2%, to $8.806 billion for the quarter ended September 30, 2018 from $8.706 billion for the quarter ended September 30, 2017, due primarily to continued loan growth.

Interest income on loans receivable increased by $5.3 million, or 6.3%, to $90.7 million for the quarter ended September 30, 2018 from $85.4 million for the quarter ended September 30, 2017.  This increase is attributed to increases in both the average balance and average yield on loans receivable. The average balance increased by $261.0 million, or 3.4%, to $7.927 billion for the quarter ended September 30, 2018 from $7.666 billion for the quarter ended September 30, 2017. This increase is due to organic loan growth of $269.9 million during the last twelve months. Additionally, the average yield on loans receivable increased to 4.54% for the quarter ended September 30, 2018 from 4.42% for the quarter ended September 30, 2017 primarily as a result of the recent increases in market interest rates.

Interest income on mortgage-backed securities increased by $454,000, or 14.6%, to $3.6 million for the quarter ended September 30, 2018 from $3.1 million for the quarter ended September 30, 2017. This increase is attributed to an increase in average yield on mortgage-backed securities which increased to 2.39% for the quarter ended September 30, 2018 from 2.05% for the quarter ended September 30, 2017 due to both an increase in short-term market interest rates that positively impacted our adjustable rate mortgage-backed securities and the purchase of fixed rate mortgage-backed securities with yields higher than the existing portfolio. Partially offsetting this increase was a decrease in the average balance of mortgage-backed securities of $8.9 million, or 1.5%, to $598.6 million for the quarter ended September 30, 2018 from $607.5 million for the quarter ended September 30, 2017.

Interest income on investment securities decreased by $414,000, or 28.9%, to $1.0 million for the quarter ended September 30, 2018 from $1.4 million for the quarter ended September 30, 2017. This decrease is primarily attributable to a decrease in the average balance of investment securities of $108.5 million, or 30.7%, to $244.3 million for the quarter ended September 30, 2018 from $352.8 million for the quarter ended September 30, 2017.  This decrease is due primarily to the maturity or call of municipal and government agency securities. Partially offsetting this decrease was an increase in the average yield on investment securities to 1.67% for the quarter ended September 30, 2018 from 1.62% for the quarter ended September 30, 2017.

Dividends on FHLB stock increased by $56,000, or 88.9%, to $119,000 for the quarter ended September 30, 2018 from $63,000 for the quarter ended September 30, 2017. This increase is attributable to increases in both the average balance and average yield on FHLB stock. The average yield increased to 4.81% for the quarter ended September 30, 2018 from 3.23% for the quarter ended September 30, 2017, as the yield generally tracks changes in market interest rates. Additionally, the average balance increased by $2.1 million, or 26.7% to $9.8 million for the quarter ended September 30, 2018 from $7.7 million for the quarter ended September 30, 2017. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits decreased by $82,000, or 33.6%, to $162,000 for the quarter ended September 30, 2018 from $244,000 for the quarter ended September 30, 2017.  This decrease is attributable to a decrease in the average balance of interest-earning deposits which decreased by $45.4 million, or 63.5%, to $26.1 million for the quarter ended September 30, 2018 from $71.5 million for the quarter ended September 30, 2017, due to the utilization of excess cash to fund loan growth. Partially offsetting this decrease was an increase in the average yield on interest-earning deposits to 2.43% for the quarter ended September 30, 2018 from 1.33% for the quarter ended September 30, 2017, as a result of recent increases in the targeted Federal Funds rate by the Federal Reserve.

Interest Expense

Interest expense increased by $2.8 million, or 39.9%, to $9.8 million for the quarter ended September 30, 2018 from $7.0 million for the quarter ended September 30, 2017. This increase in interest expense was due to an increase in the average cost of interest-bearing liabilities, which increased to 0.60% for the quarter ended September 30, 2018 from 0.42% for the quarter ended September 30, 2017. This increase resulted from increases in the interest rate paid on deposits and borrowed funds in response to increases in market interest rates. Partially offsetting this increase in cost was a decrease in the average balance of interest-bearing liabilities of $109.7 million, or 1.7%, to $6.464 billion for the quarter ended September 30, 2018 from $6.573 billion for the quarter ended September 30, 2017. This decrease is due primarily to intensified competition for rate sensitive customers as well as the successful growth in noninterest-bearing checking deposits as the average balance increased by $151.3 million, or 9.6%, compared to last year.

Net Interest Income

Net interest income increased by $2.6 million, or 3.1%, to $85.8 million for the quarter ended September 30, 2018 from $83.2 million for the quarter ended September 30, 2017.  This increase is attributable to the factors discussed above. Primarily as a result of the change in the mix of our interest-earning assets and interest-bearing liabilities, both our interest rate spread and net interest margin increased. Our interest rate spread increased to 3.71% for the quarter ended September 30, 2018 from 3.69% for the quarter ended September 30, 2017 and our net interest margin increased to 3.90% for the quarter ended September 30, 2018 from 3.82% for the quarter ended September 30, 2017.

Provision for Loan Losses

The provision for loan losses increased by $4.0 million, or 130.7%, to $7.0 million for the quarter ended September 30, 2018 from $3.0 million for the quarter ended September 30, 2017. This increase is due primarily to a $4.6 million write-down on one commercial real estate loan as well as an update of the quantitative and qualitative factors used to determine the allowance for loan losses. Despite the remaining $8.4 million balance of the previously mentioned charged-down loan becoming more than 90 days delinquent, overall credit quality remained largely unchanged. Total nonaccrual loans increased by $893,000, or 1.2%, however, nonaccrual loans decreased to 0.93% of total loans at September 30, 2018 from 0.95% of total loans at September 30, 2017, and annualized net charge-offs to average loans decreased to 0.42% for the quarter ended September 30, 2018 from 0.47% for the quarter ended September 30, 2017. Additionally, total loan delinquency decreased to $93.6 million, or 1.17%, of total loans at September 30, 2018 from $101.8 million, or 1.32% of total loans at September 30, 2017.

In determining the amount of the current period provision, we considered current economic conditions, including but not limited to unemployment levels, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience.  We analyze the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.

Noninterest Income

Noninterest income decreased by $2.0 million, or 8.3%, to $22.6 million for the quarter ended September 30, 2018 from $24.6 million for the quarter ended September 30, 2017. This decrease is due primarily to a $1.5 million gain on the sale of investments realized during the third quarter of 2017. Trust and other financial services income decreased by $539,000, or 11.2%, to $4.3 million for the quarter ended September 30, 2018 from $4.8 million for the quarter ended September 30, 2017. This decrease is due primarily to the sale of our retirement services subsidiary in December 2017. Additionally, mortgage banking income decreased by $437,000, or 84.2%, to $82,000 as result of decreased sales of residential mortgage loans into the secondary market. Partially offsetting these factors was a $434,000, or 3.4%, increase in service charges and fees due primarily to increased debit card usage. Additionally, income on bank owned life insurance increased by $382,000, or 35.4%, due to a death benefit received during the current year's quarter.

Noninterest Expense

Noninterest expense decreased by $2.2 million, or 3.2%, to $66.6 million for the quarter ended September 30, 2018 from $68.8 million for the quarter ended September 30, 2017.  All noninterest expenses categories, with the exception of compensation and employee benefits and professional services, decreased compared to last year's quarter. Most of these decreases are due primarily to the restructuring that occurred during 2017, including a reduction of $1.2 million, or 86.7%, in acquisition/ restructuring expenses related to the closure of our consumer finance subsidiary and the sale of our three Maryland offices and retirement services business. Marketing expenses also decreased by $539,000, or 21.7%, to $1.9 million for the quarter ended September 30, 2018 from $2.5 million for the quarter ended September 30, 2017, due primarily to the timing of checking account acquisition campaigns. Partially offsetting these decreases was an increase in compensation and employee benefits of $979,000, or 2.7%, to $37.5 million for the quarter ended September 30, 2018 from $36.6 million for the quarter ended September 30, 2017, due primarily to normal annual salary increases as well as increases in the cost of other employee benefits.

Income Taxes

The provision for income taxes decreased by $5.4 million, or 43.3%, to $7.0 million for the quarter ended September 30, 2018 from $12.4 million for the quarter ended September 30, 2017. This decrease is primarily a result of the enactment of the Tax Cuts and Jobs Act in December 2017. Our effective tax rate, which includes both federal and state income taxes, decreased to 20.2% for the quarter ended September 30, 2018 from 34.5% for the quarter ended September 30, 2017. In addition, income before taxes decreased by $1.2 million, or 3.4%, to $34.8 million for the quarter ended September 30, 2018 from $36.0 million for the quarter ended September 30, 2017. We anticipate our effective tax rate to be between 21.0% and 23.0% for the year ending December 31, 2018.

 Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

Net income for the nine months ended September 30, 2018 was $79.0 million, or $0.76 per diluted share, an increase of $6.7 million, or 9.3%, from $72.3 million, or $0.71 per diluted share, for the nine months ended September 30, 2017.  The increase in net income resulted from an increase in interest income of $10.7 million, or 4.0%, and decreases in income tax expense of $14.0 million, or 40.1% and noninterest expense of $9.9 million, or 4.6%. Partially offsetting these improvements was a decrease in noninterest income of $19.1 million, or 21.8%, and increases in the provision for loan losses of $3.3 million, or 25.1%, and interest expense of $5.4 million, or 26.3%. Net income for the nine months ended September 30, 2018 represents annualized returns on average equity and average assets of 8.67% and 1.11%, respectively, compared to 8.16% and 1.01% for the nine months ended September 30, 2017.  A discussion of significant changes follows.

Interest Income

Total interest income increased by $10.7 million, or 4.0%, to $278.0 million for the nine months ended September 30, 2018 from $267.3 million for the nine months ended September 30, 2017. This increase is the result of an increase in the average yield earned on interest earning assets to 4.26% for the nine months ended September 30, 2018 from 4.06% for the nine months ended September 30, 2017. This increase in average yield is related to both the change in interest-earning asset mix as well as the increase in market interest rates. Partially offsetting this increase was a decrease in the average balance of interest earning assets of $62.8 million, or 0.7%, to $8.735 billion for the nine months ended September 30, 2018 from $8.798 billion for the nine months ended September 30, 2017.

Interest income on loans receivable increased by $11.3 million, or 4.4%, to $264.1 million for the nine months ended September 30, 2018 from $252.8 million for the nine months ended September 30, 2017.  This increase is attributed to increases in both the average balance and average yield on loans receivable. The average balance increased by $188.5 million, or 2.5%, to $7.851 billion for the nine months ended September 30, 2018 from $7.663 billion for the nine months ended September 30, 2017. This increase is due to organic loan growth of $269.9 million during the last twelve months. Additionally, the average yield on loans receivable increased to 4.50% for the nine months ended September 30, 2018 from 4.41% for the nine months ended September 30, 2017, primarily as a result of the recent increases in market interest rates.

Interest income on mortgage-backed securities increased by $1.5 million, or 18.2%, to $9.8 million for the nine months ended September 30, 2018 from $8.3 million for the nine months ended September 30, 2017. This increase is attributed to increases in both the average balance and average yield on mortgage-backed securities.The average balance of mortgage-backed securities increased by $17.9 million, or 3.2%, to $575.7 million for the nine months ended September 30, 2018 from $557.8 million for the nine months ended September 30, 2017. This increase is due primarily to the purchase of higher yielding mortgage-backed securities with the cash flow from our investment securities portfolio. Additionally, the average yield on mortgage-backed securities increased to 2.28% for the nine months ended September 30, 2018 from 1.99% for the nine months ended September 30, 2017, due to both an increase in short-term market interest rates that positively impacted our adjustable rate mortgage-backed securities and the purchase of fixed-rate mortgage-backed securities with yields higher than the existing portfolio.

Interest income on investment securities decreased by $1.5 million, or 32.5%, to $3.0 million for the nine months ended September 30, 2018 from $4.5 million for the nine months ended September 30, 2017. This decrease is primarily attributable to a decrease in the average balance of investment securities of $122.2 million, or 33.2%, to $245.4 million for the nine months ended September 30, 2018 from $367.6 million for the nine months ended September 30, 2017.  This decrease is due primarily to the maturity or call of municipal and government agency securities. Partially offsetting this decrease was an increase in the average yield on investment securities to 1.66% for the nine months ended September 30, 2018 from 1.64% for the nine months ended September 30, 2017.

Dividends on FHLB stock increased by $129,000, or 75.0%, to $301,000 for the nine months ended September 30, 2018 from $172,000 for the nine months ended September 30, 2017. This increase is attributable to increases in both the average balance and average yield on FHLB stock. The average yield increased to 4.47% for the nine months ended September 30, 2018 from 3.04% for the nine months ended September 30, 2017, as the yield generally tracks changes in market interest rates. Additionally, the average balance increased by $1.4 million, or 19.1% to $9.0 million for the nine months ended September 30, 2018 from $7.6 million for the nine months ended September 30, 2017. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits decreased by $674,000, or 46.8%, to $766,000 for the nine months ended September 30, 2018 from $1.4 million for the nine months ended September 30, 2017.  This decrease is attributable to a decrease in the average balance of interest-earning deposits which decreased by $148.3 million, or 73.6%, to $53.3 million for the nine months ended September 30, 2018 from $201.6 million for the nine months ended September 30, 2017, due to the utilization of excess cash to fund loan growth. Partially offsetting this decrease was an increase in the average yield on interest-earning deposits to 1.90% for the nine months ended September 30, 2018 from 0.94% for the nine months ended September 30, 2017, as a result of recent increases in the targeted Federal Funds rate by the Federal Reserve.

Interest Expense

Interest expense increased by $5.4 million, or 26.3%, to $26.2 million for the nine months ended September 30, 2018 from $20.8 million for the nine months ended September 30, 2017. This increase in interest expense was due to an increase in the average cost of interest-bearing liabilities to 0.54% for the nine months ended September 30, 2018 from 0.41% for the nine months ended September 30, 2017. This increase resulted from increases in the interest rate paid on deposits and borrowed funds in response to increases in market interest rates. Partially offsetting this increase in cost was a decrease in the average balance of interest-bearing liabilities of $241.1 million, or 3.6%, to $6.478 billion for the nine months ended September 30, 2018 from $6.719 billion for the nine months ended September 30, 2017. This decrease is due primarily to the sale of our three Maryland offices in May 2017 with deposits of $211.7 million as well as increased competition for rate sensitive customers. In addition, our efforts to grow noninterest-bearing checking accounts have been successful, increasing the average balance by $127.6 million, or 8.3%, to $1.669 billion at September 30, 2018 from $1.542 billion at September 30, 2017,

Net Interest Income

Net interest income increased by $5.3 million, or 2.1%, to $251.8 million for the nine months ended September 30, 2018 from $246.5 million for the nine months ended September 30, 2017.  This increase is attributable to the factors discussed above. As a result of loan growth and the continued change in our deposit mix toward lower cost accounts, both our interest rate spread and net interest margin increased. Our interest rate spread increased to 3.71% for the nine months ended September 30, 2018 from 3.65% for the nine months ended September 30, 2017 and our net interest margin increased to 3.84% for the nine months ended September 30, 2018 from 3.74% for the nine months ended September 30, 2017.

Provision for Loan Losses

The provision for loan losses increased by $3.3 million, or 25.1%, to $16.5 million for the nine months ended September 30, 2018 from $13.2 million for the nine months ended September 30, 2017. This increase is due primarily to the $4.6 million write-down on a commercial real estate loan along with the other factors discussed in the "Comparison of Operating Results for the Quarters Ended September 30, 2018 and 2017" section.

In determining the amount of the current period provision, we considered current economic conditions, including but not limited to unemployment levels, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience.  We analyze the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.

Noninterest Income

Noninterest income decreased by $19.1 million, or 21.8%, to $68.5 million for the nine months ended September 30, 2018 from $87.6 million for the nine months ended September 30, 2017. This decrease is due primarily to the $17.2 million gain recognized on the sale of our Maryland offices during the second quarter of 2017. Additionally, trust and other financial services income decreased by $1.4 million, or 9.9%, due primarily to the sale of our retirement services subsidiary in December 2017. Positively impacting noninterest income during the nine months ended September 30, 2018 was $1.7 million in death benefits received on bank owned life insurance, an increase in service charges and fees of $775,000, or 2.1% as a result of increased debit card usage and a $222,000, or 3.5%, increase in other operating income due to the growth in fee income associated with commercial lending activity.

Noninterest Expense

Noninterest expense decreased by $9.9 million, or 4.6%, to $203.8 million for the nine months ended September 30, 2018 from $213.7 million for the nine months ended September 30, 2017.  All noninterest expenses categories, with the exception of compensation and employee benefits and professional services, decreased compared to last year. Most of these decreases are a result of the restructuring that occurred during 2017, including a reduction of $3.7 million, or 86.4%, in acquisition/ restructuring expenses related to the closure of our consumer finance subsidiary and the sale of our three Maryland offices and retirement services business. Additionally, marketing expenses decreased by $1.4 million, or 18.4%, to $6.1 million for the nine months ended September 30, 2018 from $7.5 million for the nine months ended September 30, 2017, due primarily to the timing of checking account acquisition campaigns. Partially offsetting these decreases was an increase in professional services of $116,000, or 1.6%, primarily as a result of consulting engagements related to the implementation of ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.

Income Taxes

The provision for income taxes decreased by $14.0 million, or 40.1%, to $20.9 million for the nine months ended September 30, 2018 from $34.9 million for the nine months ended September 30, 2017. This decrease is due primarily to a decrease in income before tax of $7.3 million, or 6.8%, to $99.9 million for the nine months ended September 30, 2018 from $107.2 million for the nine months ended September 30, 2017. In addition, primarily as a result of the enactment of the Tax Cuts and Jobs Act in December 2017, our effective tax rate, which includes both federal and state income taxes, decreased to 20.9% for the nine months ended September 30, 2018 from 32.5% for the nine months ended September 30, 2017. We anticipate our effective tax rate to be between 21.0% and 23.0% for the year ending December 31, 2018.

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

	Quarter ended September 30,
	2018				2017
	Average balance		Interest	Avg. yield/ cost (g)	Average balance		Interest	Avg. yield/ cost (g)
Assets:
Interest-earning assets:
Residential mortgage loans	$2,804,027		28,974	4.13%	$2,732,546		28,279	4.14%
Home equity loans	1,272,847		15,248	4.75%	1,299,473		14,694	4.49%
Consumer loans	704,203		8,337	4.70%	617,754		7,627	4.90%
Legacy consumer finance loans	7,176		343	19.12%	33,469		1,433	17.13%
Commercial real estate loans	2,540,270		29,974	4.62%	2,389,969		27,234	4.46%
Commercial loans	598,842		8,203	5.36%	593,143		6,659	4.39%
Loans receivable (a) (b) (includes FTE adjustments of $346 and $553, respectively)	7,927,365		91,079	4.56%	7,666,354		85,926	4.45%
Mortgage-backed securities (c)	598,596		3,572	2.39%	607,454		3,118	2.05%
Investment securities (c) (includes FTE adjustments of $55 and $257, respectively)	244,346		1,074	1.76%	352,813		1,690	1.92%
FHLB stock	9,819		119	4.81%	7,748		63	3.23%
Other interest-earning deposits	26,057		162	2.43%	71,482		243	1.33%
Total interest-earning assets (includes FTE adjustments of $401 and $809, respectively)	8,806,183		96,006	4.33%	8,705,851		91,040	4.15%
Noninterest earning assets (d)	746,077				755,026

Total assets	$9,552,260				$9,460,877

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$1,672,990		785	0.19%	$1,681,777		776	0.18%
Interest-bearing checking deposits	1,460,556		1,064	0.29%	1,435,143		297	0.08%
Money market deposit accounts	1,685,368		1,565	0.37%	1,789,082		1,048	0.23%
Time deposits	1,403,967		4,819	1.36%	1,449,830		3,674	1.01%
Borrowed funds (e)	129,523		239	0.73%	106,282		49	0.18%
Junior subordinated debentures	111,213		1,316	4.63%	111,213		1,150	4.05%
Total interest-bearing liabilities	6,463,617		9,788	0.60%	6,573,327		6,994	0.42%
Noninterest-bearing checking deposits (f)	1,724,427				1,573,112
Noninterest-bearing liabilities	132,062				116,021

Total liabilities	8,320,106				8,262,460

Shareholders’ equity	1,232,154				1,198,417

Total liabilities and shareholders’ equity	$9,552,260				$9,460,877

Net interest income/ Interest rate spread			86,218	3.73%			84,046	3.73%

Net interest-earning assets/ Net interest margin	$2,342,566			3.92%	$2,132,524			3.86%

Ratio of interest-earning assets to interest-bearing liabilities	1.36	X			1.32	X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(e)	Average balances include FHLB borrowings and collateralized borrowings.

(f)	Average cost of deposits including noninterest-bearing checking were 0.41% and 0.29%, respectively.

(g)
Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 4.54 % and 4.42%, respectively; investment securities — 1.67% and 1.62%, respectively; interest-earning assets — 4.31% and 4.11%, respectively. GAAP basis net interest rate spreads were 3.71% and 3.69%, respectively; and GAAP basis net interest margins were 3.90% and 3.82%, respectively.

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

Quarters ended September 30, 2018 and 2017

	Rate	Volume	Net Change
Interest earning assets:
Loans receivable	$2,228	2,925	5,153
Mortgage-backed securities	499	(45)	454
Investment securities	(139)	(477)	(616)
FHLB stock	31	25	56
Other interest-earning deposits	201	(282)	(81)
Total interest-earning assets	2,820	2,146	4,966

Interest-bearing liabilities:
Savings deposits	13	(4)	9
Interest-bearing checking deposits	748	19	767
Money market deposit accounts	613	(96)	517
Time deposits	1,302	(157)	1,145
Borrowed funds	147	43	190
Junior subordinated debentures	166	—	166
Total interest-bearing liabilities	2,989	(195)	2,794

Net change in net interest income	$(169)	2,341	2,172

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

	Nine months ended September 30,
	2018				2017
	Average balance		Interest	Avg. yield/ cost (g)	Average balance		Interest	Avg. yield/ cost (g)
Assets:
Interest-earning assets:
Residential mortgage loans	$2,774,074		84,585	4.07%	$2,724,348		83,833	4.10%
Home equity loans	1,284,114		45,617	4.75%	1,314,344		43,239	4.40%
Consumer loans	666,055		23,788	4.78%	598,056		22,251	4.97%
Legacy consumer finance loans	10,923		1,627	19.86%	40,241		6,025	19.96%
Commercial real estate loans	2,510,206		86,188	4.53%	2,425,302		80,867	4.40%
Commercial loans	606,076		23,273	5.06%	560,677		18,260	4.29%
Loans receivable (a) (b) (includes FTE adjustments of $1,019 and $1,637, respectively)	7,851,448		265,078	4.51%	7,662,968		254,475	4.44%
Mortgage-backed securities (c)	575,663		9,839	2.28%	557,846		8,327	1.99%
Investment securities (c) (includes FTE adjustments of $241 and $848, respectively)	245,429		3,289	1.79%	367,585		5,366	1.95%
FHLB stock	8,999		301	4.47%	7,553		172	3.04%
Other interest-earning deposits	53,254		766	1.90%	201,643		1,440	0.94%

Total interest-earning assets (includes FTE adjustments of $1,260 and $2,485, respectively)	8,734,793		279,273	4.27%	8,797,595		269,780	4.10%

Noninterest earning assets (d)	753,403				742,837

Total assets	$9,488,196				$9,540,432

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$1,680,892		2,307	0.18%	$1,699,455		2,300	0.18%
Interest-bearing checking deposits	1,449,573		2,541	0.23%	1,436,442		696	0.06%
Money market deposit accounts	1,694,519		3,830	0.30%	1,835,638		3,186	0.23%
Time deposits	1,419,849		13,322	1.25%	1,513,565		10,904	0.96%
Borrowed funds (e)	122,376		412	0.45%	123,168		161	0.17%
Junior subordinated debentures	111,213		3,791	4.50%	111,213		3,503	4.15%

Total interest-bearing liabilities	6,478,422		26,203	0.54%	6,719,481		20,750	0.41%

Noninterest-bearing checking deposits	1,669,423				1,541,845
Noninterest-bearing liabilities	122,199				94,546

Total liabilities	8,270,044				8,355,872

Shareholders’ equity	1,218,152				1,184,560

Total liabilities and shareholders’ equity	$9,488,196				$9,540,432

Net interest income/ Interest rate spread			253,070	3.73%			249,030	3.69%

Net interest-earning assets/ Net interest margin	$2,256,371			3.86%	$2,078,114			3.77%

Ratio of interest-earning assets to interest-bearing liabilities	1.35	X			1.31	X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/ amortization of deferred loan fees/ expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(e)	Average balances include FHLB borrowings and collateralized borrowings.

(f)	Average cost of deposits were 0.37% and 0.28%, respectively.

(g)
 Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans  – 4.50% and 4.41%, respectively; investment securities  –1.66% and 1.64%, respectively; interest-earning assets  – 4.26% and 4.06%, respectively. GAAP basis net interest rate spreads were 3.71% and 3.65%, respectively; and GAAP basis net interest margins were 3.84% and 3.74%, respectively.

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

Nine months ended September 30, 2018 and 2017

	Rate	Volume	Net Change
Interest earning assets:
Loans receivable	$4,344	6,259	10,603
Mortgage-backed securities	1,207	305	1,512
Investment securities	(440)	(1,637)	(2,077)
FHLB stock	81	48	129
Other interest-earning deposits	886	(1,560)	(674)
Total interest-earning assets	6,078	3,415	9,493

Interest-bearing liabilities:
Savings deposits	32	(25)	7
Interest-bearing checking deposits	1,822	23	1,845
Money market deposit accounts	889	(245)	644
Time deposits	3,093	(675)	2,418
Borrowed funds	254	(3)	251
Junior subordinated debentures	288	—	288
Total interest-bearing liabilities	6,378	(925)	5,453

Net change in net interest income	$(300)	4,340	4,040

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

Net income simulation.  Given a parallel shift of 100 bps, 200 bps and 300 bps in interest rates, the estimated net income may not decrease by more than 10%, 20% and 30%, respectively, within a one-year period.

Market value of equity simulation.  The market value of equity is the present value of assets and liabilities.  Given a parallel shift of 100 bps, 200 bps and 300 bps in interest rates, the market value of equity may not decrease by more than 15%, 30% and 35%, respectively, from the computed economic value at current interest rate levels.

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at September 30, 2018 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from September 30, 2018 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/ (decrease) in net interest income	(0.5)%	(0.7)%	(1.2)%	(3.5)%
Projected percentage increase/ (decrease) in net income	(1.1)%	(1.4)%	(2.4)%	(8.2)%
Projected increase/ (decrease) in return on average equity	(1.0)%	(1.2)%	(2.3)%	(7.8)%
Projected increase/ (decrease) in earnings per share	$(0.01)	$(0.02)	$(0.03)	$(0.09)
Projected percentage increase/ (decrease) in market value of equity	(3.8)%	(7.0)%	(10.5)%	0.1%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.)                                  Not applicable.

b.)                                  Not applicable.

c.)            The following table discloses information regarding the repurchase of shares of common stock during the quarter ending September 30, 2018:

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	November 8, 2018	By:	/s/ Ronald J. Seiffert
Ronald J. Seiffert
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	November 8, 2018	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr.
Senior Executive Vice President, Finance and
Chief Financial Officer
(Principal Accounting Officer)