Form 10-K
period 2018-12-31
Northwest Bancshares, Inc.
filed 2019-03-01
CIK 1471265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal Year Ended December 31, 2018
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☒  NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  YES ☒  NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒  NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
☒    Large accelerated filer     ☐    Accelerated filer
☐    Non-accelerated filer     ☐    Smaller reporting company
☐    Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
As of February 22, 2019, there were 103,689,288 shares outstanding of the Registrant’s Common Stock.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2018, as reported by the Nasdaq Global Select Market, was approximately $1.793 billion.
DOCUMENTS INCORPORATED BY REFERENCE
                               Proxy Statement for the 2019 Annual Meeting of Stockholders of the Registrant (Part III).

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	general economic conditions, either nationally or in our market areas, that are different than expected;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities and credit markets;

•	cyber-security concerns, including an interruption or breach in the security of our website or other information systems;

•	technological changes that may be more difficult or expensive than expected;

•	the ability of third-party providers to perform their obligations to us;

•	competition among depository and other financial institutions;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to manage our internal growth and our ability to successfully integrate acquired entities, businesses or branch offices;

•	changes in consumer spending, borrowing and saving habits;

•	our ability to continue to increase and manage our commercial and personal loans;

•	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;

•	the impact of the economy on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;

•	our ability to receive regulatory approvals for proposed transactions or new lines of business;

•	the effects of any federal government shutdown;

•	changes in the financial performance and/or condition of our borrowers; and

•
the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	our ability to manage market risk, credit risk and operational risk in the current economic environment;

•	our ability to retain key employees;

•	our compensation expense associated with equity allocated or awarded to our employees

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

The conversion was completed December 18, 2009 when the Company sold 68,878,267 shares of common stock at $10.00 per share in the related offering.  Concurrent with the completion of the offering, shares of Northwest Bancorp, Inc. common stock owned by public stockholders were exchanged for shares of Northwest Bancshares, Inc.’s common stock.  We also issued 1,277,565 shares of common stock and contributed $1.0 million in cash from the offering proceeds to Northwest Charitable Foundation, a charitable foundation that we established for the benefit of the communities in which Northwest Bank operates.  As of December 31, 2018, the Company had 103,354,030 shares outstanding and a market capitalization of approximately $1.751 billion.

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

As of December 31, 2018, Northwest Bank operated 172 community-banking locations throughout its market area in central and western Pennsylvania, western New York and eastern Ohio. Northwest Bank also offers investment management and trust services and employee benefits and property and casualty insurance. Our principal lending activities are the origination of loans secured by first mortgages on owner-occupied, one-to four-family residences, shorter term consumer loans, and commercial business and commercial real estate loans.

Our principal sources of funds are personal and business deposits, borrowed funds and the principal and interest payments on loans and marketable securities. Our principal source of income is interest received on loans and marketable securities. Our principal expenses are the cost of employee compensation and benefits and the interest paid on deposits and borrowed funds.

Northwest Bank’s principal executive office is located at 100 Liberty Street, Warren, Pennsylvania 16365, and its telephone number at that address is (814) 726-2140.

Market Area and Competition

We are headquartered in northwestern Pennsylvania and have expanded primarily through acquisitions, into the southwestern and central regions of Pennsylvania, as well as western New York and northeastern Ohio.  As of December 31, 2018, we operated 114 community banking locations in Pennsylvania, 22 community banking offices in Ohio and 36 community banking offices in New York.  All of the aforementioned market areas are served by a number of competing financial institutions. As a result, we encounter strong competition both in attracting deposits and in originating loans. Our most direct competition for deposits comes from other banks, brokerage houses and credit unions in our market areas.  We expect continued competition from these financial institutions in the foreseeable future. With the continued acceptance of internet banking by our customers and consumers generally, competition for deposits has increased from institutions operating outside of our market area as well as from insurance companies.

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

Pennsylvania is a stable banking market with a total population of approximately18.8 million and total households of approximately 5.1 million as of December 31, 2018. The Pennsylvania markets in which we operate our retail branches contain approximately half of Pennsylvania’s population and a similar percentage of households. These markets have experienced a 2.6% decrease in population between 2010 and 2018. As of December 31, 2018, the market's average median household income had increased over the last year by 2.4%, to $54,530, compared to the national median income level of $63,174. The household income growth rate in Pennsylvania of 8.7%, is projected to be slightly below the national average growth rates during the next five years of 8.8%. As of December 31, 2018, the market's unemployment rate was 3.9%, below the state of Pennsylvania rate of 4.0%, and slightly equivalent to the national average of 3.9%.

As of September 30, 2018, the House Price Index for the last four quarters in the state of Pennsylvania increased by 4.3%, compared to an increase in the national average of 6.3%. Nationally, foreclosures have receded from their record highs to the lowest levels since the fourth quarter of 2006. As of September 30, 2018, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Pennsylvania was 1.3%, compared to the national average of 1.0%.

 Western New York Market Area. Our retail branch network of 36 community banking offices in New York encompasses five counties in the western portion of the state. This market has a diverse economy driven by healthcare and education industries, service businesses, technology companies and small manufacturing operations.

Our New York market area has a total population of approximately 2.7 million and total households of approximately 877,000 as of December 31, 2018. This area has experienced a decrease in population between 2010 and 2018, of 0.66%. The average median household income in this market decreased by 2.6% over the last year to $57,223 as of December 31, 2018, compared to the national median income level of $63,174. As of December 31, 2018, the unemployment rate for our New York market area was 4.0%, compared to the national average of 3.9%.

As of September 30, 2018, the House Price Index for the last four quarters in our New York market increased by 5.9%, compared to an increase in the national average of 6.3%. As of September 30, 2018, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of New York was 2.6%, compared to the national average of 1.0%.

Northeastern Ohio Market Area. Our branch network includes five counties in northeastern Ohio, including the Cleveland metro area. The major employment sectors in this market are similar to the contiguous market in western Pennsylvania.

Our Ohio market area has a total population of approximately 2.4 million and total households of approximately 1.0 million as of December 31, 2018. This area has experienced an increase in population between 2010 and 2018, of 2.0%. The median household income for our Ohio market increased 1.6% over the last year to $58,926 as of December 31, 2018, compared to the national median income level of $63,174. As of December 31, 2018, the unemployment rate for our Ohio market was 5.0%, compared to the national average of 3.9%.

As of September 30, 2018, the House Price Index for the last four quarters in our Ohio market area increased by 6.6%, compared to an increase in the national average of 6.3%. As of September 30, 2018, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Ohio was 1.3%, compared to the national average of 1.0%.

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

Residential Mortgage Loans.  We offer residential mortgage loans with terms typically ranging from 15 to 30 years, with either fixed or adjustable interest rates. Our mortgage loans are amortized on a monthly basis with both principal and interest due monthly. Originations of fixed-rate residential mortgage loans versus adjustable-rate residential mortgage loans are monitored on an ongoing basis. The percentage of adjustable-rate residential mortgage originations to total originations is affected significantly by the level of market interest rates, customer preference, our interest rate sensitivity and liquidity position, as well as loan products offered by our competitors. Therefore, even when our strategy is to increase the origination of adjustable-rate residential mortgage loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans. Adjustable-rate residential mortgage loans totaled $43.0 million, or 0.5%, of our gross loan portfolio at December 31, 2018.

Our fixed-rate residential mortgage loan products offer fixed-rates for up to 30 years. Whenever possible, our fixed-rate residential mortgages are originated and underwritten according to secondary mortgage market guidelines in order to manage credit risk, as well as interest rate risk and liquidity risk. Our adjustable-rate residential mortgage loans offer initial interest rate adjustment periods of one, three, and five years, terms up to 30 years and adjustments based on changes in designated market indices.

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

Included in our $2.864 billion portfolio of residential mortgage loans are construction loans of $18.0 million, or 0.2% of our gross loan portfolio.  We offer fixed-rate and adjustable-rate residential construction-to-permanent loans primarily for the construction of owner-occupied one-to four-family residences in our market area to builders or owners who have a contract for construction.  Construction loans are originated with terms of up to 30 years with an allowance of up to one year for construction.  Advances are made as construction is completed, and interest is charged on the total amount of credit extended.  At the end of the construction period, repayment terms convert to fully amortizing payments, with both principal and interest due monthly. Construction lending generally involves a greater degree of credit risk than permanent residential mortgage lending, as repayment of construction loans is often dependent upon the successful completion of construction projects.  Construction delays or the inability of borrowers to sell properties once construction is completed may impair borrowers’ ability to repay loans.  Private mortgage insurance is required for construction loans with loan-to-value ratios in excess of 80%, and the maximum loan-to-value ratio for construction loans is 95% of the lower of cost to build or as-completed appraised value.

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

Home equity loans are offered on a fixed-rate basis with amortized terms of up to 20 years. Principal and interest is due monthly.  At December 31, 2018, our fixed-rate home equity loans totaled $710.4 million, or 8.8% of gross loans.

Home equity lines of credit are offered on an adjustable-rate basis with terms of up to 30 years, including draw and repayment periods of up to 15 years each. Although home equity lines of credit require interest-only payments during draw periods, they are underwritten using amortizing principal and interest payments based on current rates of equivalent fixed-rate products. The disbursed portion of home equity lines of credit totaled $548.0 million, or 6.8% of gross loans, with $660.0 million remaining undisbursed as of December 31, 2018.

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

Consumer loans entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, recreation vehicles, appliances and furniture. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles.  At December 31, 2018, other consumer loans totaled $837.9 million, or 10.2% of gross loans.

Commercial Real Estate Loans.  Our multi-family commercial real estate loans are secured by multi-family residences, such as rental properties. Our commercial real estate loans are secured by nonresidential properties such as hotels, commercial offices, medical buildings, manufacturing facilities and retail establishments. At December 31, 2018, a significant portion of our multi-family commercial real estate and commercial real estate loans were secured by properties located within our market area. Our largest multi-family commercial real estate loan relationship at December 31, 2018 had a principal balance of $24.1 million. This loan was performing in accordance with its terms as of December 31, 2018. Our largest commercial real estate loan relationship at December 31, 2018 had a principal balance of $94.4 million and was secured by 25 commercial real estate properties including hotels, retail, office, and self-storage. These loans were performing in accordance with their terms as of December 31, 2018. Multi-family commercial and commercial real estate loans are offered with both adjustable and fixed interest rates. The terms of each multi-family residential and commercial real estate loan are negotiated on a case-by-case basis. We generally originate multi-family commercial and commercial real estate loans in amounts up to 80% of the appraised value of the property collateralizing the loan.

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

Commercial Loans.  We offer commercial loans to finance various activities in our market area, some of which are secured in part by additional real estate collateral. At December 31, 2018, our largest commercial loan relationship had a principal balance of $34.6 million, and was secured with business assets. This loan was performing in accordance with its terms as of December 31, 2018.

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

We originate commercial loans through our network of Small Business and Commercial Loan Officers located in our areas. In addition, our Commercial Finance group originates loans where multiple banks may be involved in the credit facilities. These loans are made to companies operating in our market area. Many of these companies carry public debt ratings.

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

Aggregate credit exposures over $750,000 are underwritten by Credit Administration. Our commercial loan policy assigns individual lending limits for our various commercial loan officers and dual authority consisting of an individual from Commercial Lending and Credit Administration. Lending authorities are established by the Credit Committee. The Senior Loan Committee may approve extensions of credit in excess of the maximum dual authority. The Credit Committee meets quarterly to review the assigned lending limits and to monitor our lending policies, loan activity, economic conditions and concentrations of credit.

Our general policy is to make no loans either individually or in the aggregate to one customer in excess of $30.0 million.  Under certain circumstances, for instance well-qualified customers or customers with multiple individually qualified projects, this limit may be exceeded subject to the approval of the Senior Loan Committee. Loans exceeding $5.0 million or unusual loan requests are reviewed with the Risk Management Committee of the Board of Directors at each quarterly meeting.  In addition, the Chief Credit Officer has the authority to require that the Board of Directors review any loan that has been approved by the Senior Loan Committee with which the Chief Credit Officer has specific concerns. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and flood insurance is required as determined by regulation.  After a loan is approved, a loan commitment letter is promptly issued to the borrower.  At December 31, 2018, we had commitments to originate $136.8 million of loans.

The commitment letter specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization period, maturity, a description of the required collateral and required insurance coverage. Property searches are requested, as needed, on all loans secured by real property.

Loan Origination Fees.  We defer loan origination fees received from borrowers and costs to originate loans and amortize such amounts as an adjustment of yield over the life of the loan by using the level yield method. Deferred loan fees and costs are recognized as part of interest income immediately upon prepayment or the sale of the related loan. At December 31, 2018, we had $27.8 million of net deferred loan origination fees. Loan origination fees vary with the volume and type of loans and commitments originated and purchased, principal repayments, and competitive conditions in the marketplace.

Income from net loan origination fees was $11.2 million, $11.6 million and $11.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Loans-to-One Borrower.  As of December 31, 2018, the largest aggregate amount loaned to one borrower, or related borrowers, totaled $94.4 million and was secured by 25 commercial real estate properties including hotels, retail, office multi-family and self-storage. Our second largest lending relationship totaled $82.4 million and was secured by 12 commercial real estate properties including student housing, medical office, senior housing, office, industrial and retail. Our third largest lending relationship totaled $43.9 million and was primarily secured with commercial real estate properties including multi-family and office. Our fourth largest lending relationship totaled $41.6 million and was partially secured with office properties. Our fifth largest lending relationship totaled $41.5 million and was secured two commercial real estate properties including student housing and retail . All of these loans were performing in accordance with their terms at December 31, 2018.

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

Sources of Funds

General. Deposits are the primary funding source for lending and other investing purposes. In addition to deposits, we derive funds from the amortization, prepayment and sale of loans and mortgage-backed securities, the maturity of investment securities, operations and, if needed, borrowings. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments and sales are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes, including to manage interest rate risk.

Deposits. Personal and business deposits are generated from our market area by offering a broad selection of deposit instruments including checking accounts, savings accounts, money market deposit accounts, term certificate accounts and individual retirement accounts. While we accept deposits of $250,000 or more, we do not offer premium rates for such deposits. We accept brokered deposits through the CDARS program, but generally do not solicit funds outside our market area.  As of December 31, 2018, we had deposits through the CDARS program with an aggregate balance of $3.6 million. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. We regularly execute changes in our deposit rates based upon general market interest rates, competition, and liquidity requirements.

Borrowings. We may utilize borrowings to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Borrowings from the Federal Home Loan Bank of Pittsburgh typically are collateralized by a portion of our real estate loans. In addition to the Federal Home Loan Bank of Pittsburgh, we have borrowing facilities with the Federal Reserve Bank, two correspondent banks and we borrow funds, in the form of corporate repurchase agreements, from municipalities, corporations and school districts.

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

Subsidiary Activities

Northwest Bancshares, Inc.’s sole direct consolidated subsidiary is Northwest Bank. Northwest Bancshares, Inc. also owns all of the common stock of three statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust, and LNB Trust II, a Delaware statutory business trust (the “Trusts”). At December 31, 2018, the Trusts have issued a total of $107.9 million of trust preferred securities. The Trusts are not consolidated with Northwest Bancshares, Inc.  At December 31, 2018, Northwest Bancshares, Inc.’s investment in the Trusts totaled $3.3 million, and the Trusts had assets of $111.2 million.

At December 31, 2018, Northwest Bank had four active wholly-owned subsidiaries - Great Northwest Corporation, Allegheny Services, Inc., Northwest Capital Group, Inc. and The Bert Company.  For financial reporting purposes all of these companies are included in the consolidated financial statements of Northwest Bancshares, Inc.

Great Northwest Corporation holds equity investments in government-assisted, low-income housing projects in various locations throughout our market area.  At December 31, 2018, Northwest Bank had an equity investment in Great Northwest Corporation of $12.0 million.  For the year ended December 31, 2018, Great Northwest Corporation had net income of $635,000, generated primarily from federal low-income housing tax credits.

Allegheny Services, Inc. is a Delaware investment company that holds mortgage loans originated through our wholesale lending operation as well as municipal bonds. At December 31, 2018, Northwest Bank had an equity investment in Allegheny Services, Inc. of $818.9 million, and for the year ended December 31, 2018, Allegheny Services, Inc. had net income of $22.1 million.

Northwest Capital Group, Inc’s principal activity is to own, operate and ultimately divest of properties that were acquired in foreclosure.  At December 31, 2018, Northwest Bank had an equity investment of $11.7 million in Northwest Capital Group, Inc., with a $0 net income reported for the year ended December 31, 2018.

The Bert Company (doing business as Northwest Insurance Services) is an employee benefits and property and casualty insurance agency specializing in commercial and personal insurance as well as retirement benefit plans.  At December 31, 2018, Northwest Bank had an equity investment of $11.2 million in The Bert Company and for the year ended December 31, 2018, The Bert Company had net income of $323,000.

During 2018 and 2017, Northwest Bank strategically ceased operating several business lines.

Northwest Advisors, Inc., a federally registered investment advisor, which provided investment management programs and investment portfolio planning services, ceased operations and became inactive during 2018. At December 31, 2018, Northwest Bank had an equity investment in Northwest Advisors, Inc. of $1.7 million.

Northwest Settlement Agency, LLC ceased writing new title insurance business during the fourth quarter of 2016 and ceased operations and became inactive during 2017. At December 31, 2018, Northwest Bank had an equity investment in Northwest Settlement Agency, LLC of $3.9 million.

On July 14, 2017, Northwest Consumer Discount Company, Inc. became inactive as all consumer finance offices were closed.  At December 31, 2018, Northwest Bank had an equity investment in Northwest Consumer Discount Company of $44.3 million.

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

Personnel

As of December 31, 2018, we had 1,997 full-time and 261 part-time employees. None of our employees are represented by a collective bargaining group. We believe we have a good working relationship with our employees.

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

Northwest Bank is a Pennsylvania-chartered stock savings bank and our deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (the "DIF"). Northwest Bank is subject to extensive regulation by the Department of Banking and Securities of the Commonwealth of Pennsylvania (the “Department of Banking”), as its chartering agency, and by the FDIC, as the insurer of its deposit accounts. Northwest Bank must file reports with the Department of Banking and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions including acquisitions of other financial institutions. Northwest Bank is examined periodically by the Department of Banking and the FDIC to test Northwest Bank’s compliance with various laws and regulations. This regulation and supervision, as well as federal and state law, establishes a comprehensive framework of activities in which Northwest Bank may engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in these laws or regulations, whether by the Department of Banking or the FDIC, could have a material adverse impact on the Company, Northwest Bank and their respective operations. Additionally, when the consolidated assets of a financial institution and its holding company exceed $10 billion, the financial institution becomes subject to additional statutory and regulatory requirements that will result in additional costs. This includes enhanced risk management and corporate governance processes, stress-testing based on scenarios specified by the federal regulatory agencies and examination for compliance with federal financial consumer protection laws by the Consumer Financial Protection Bureau rather than the FDIC. As of December 31, 2018, our consolidated assets were $9.608 billion.

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

Federal Deposit Insurance

The FDIC currently maintains the Deposit Insurance Fund ("DIF"), which was created in 2006 through the merger of the Bank Insurance Fund and the Savings Association Insurance Fund.  The deposit accounts of our subsidiary bank are insured by the DIF to the maximum amount provided by law.  This insurance is backed by the full faith and credit of the United States Government.

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

Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range was reduced for most banks and savings associations of less than $10 billion in total assets to 1.5 basis points from 30 basis points (inclusive of possible adjustments), effective July 1, 2016. The Dodd-Frank Act specifies that banks with greater than $10 billion in assets be required to bear the burden of raising the reserve ratio from 1.15% to 1.35%. Such institutions are subject to an annual surcharge of 4.5 basis points of total assets exceeding $10 billion. This surcharge will remain in place until the earlier of the Deposit Insurance Fund reaching the 1.35% ratio or December 31, 2018, at which point a shortfall assessment would be applied. The FDIC indicated that the 1.35% ratio was exceeded in November 2018. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, and the FDIC has exercised that discretion by establishing a long-range fund ratio of 2%.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund.  These assessments will continue until the Financing Corporation bonds mature in the third quarter of 2019.

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

Any institution that fails any of the regulatory capital requirements is subject to enforcement action by the FDIC. Such action may include a capital directive, a cease and desist order, civil money penalties, restrictions on an institution’s operations, termination of federal deposit insurance, and the appointment of a conservator or receiver. Such action, through enforcement proceedings or otherwise, may require a variety of corrective measures. The regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented at 2.5% on January 1, 2019.

The following table shows the Basel III regulatory capital levels that must be maintained to avoid limitations on capital distributions and discretionary bonus payments, effective January 1, 2019.

January 1,
2019
Common equity Tier 1 ratio plus capital conservation buffer	7.000%
Tier 1 risk-based capital ratio plus capital conservation buffer	8.500%
Total risk-based capital ratio plus capital conservation buffer	10.500%

Northwest Bank is also subject to capital guidelines of the Department of Banking. Although not adopted in regulation form, the Department of Banking requires 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

Prompt Corrective Action

Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. Institutions that fall into an “undercapitalized” category are subject to a variety of mandatory and discretionary supervisory actions, including a restriction on capital distributions and the requirement to file a capital restoration plan with the regulators. Performance under the capital restoration plan must be guaranteed by the parent holding company up to the lesser of the amount of the capital deficiency when deemed undercapitalized or 5% of the institution’s total assets. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2018, Northwest Bank was “well-capitalized” for this purpose.

Loans-to-One Borrower Limitation

In accordance with the Banking Code, a Pennsylvania chartered savings bank, with certain limited exceptions, may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its capital accounts, the aggregate of capital, surplus, undivided profits, capital securities and reserve for loan losses. The Credit Committee has established an internal lending limit, either individually or in the aggregate to one customer, of $20.0 million. Under certain circumstances, for instance well qualified customers or customers with multiple individually qualified projects, this limit may be exceeded subject to the approval of the Senior Loan Committee. As of December 31, 2018 we had 23 credit relationships that equal or exceed our $20.0 million internal limit.

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

Qualified Thrift Lender Test. To be regulated as a savings and loan holding company (rather than as a bank holding company), Northwest Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, Northwest Bank must be a “domestic building and loan association,” as defined in the Internal Revenue Code, or comply with the Qualified Thrift Lender test. Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period. As of December 31, 2018, Northwest Bank met the Qualified Thrift Lender test.

Capital Requirements. Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act required the Federal Reserve Board to establish, for all depository institution holding companies, minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions apply to savings and loan holding companies (of greater than $3 billion in consolidated assets). As is the case with institutions themselves, the capital conservation buffer was phased in between 2016 and 2019.

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

Our performance is significantly impacted by the general economic conditions in our primary markets in Pennsylvania, New York and Ohio. At December 31, 2018, 57.5% of our loan portfolio was secured by properties located in Pennsylvania, with a large portion of the rest of our loans secured by real estate located in New York and Ohio. Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans.

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

Final capital rules effective January 1, 2015 include new minimum risk-based capital and leverage ratios and refined the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, which has resulted in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%, all of which were fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Changes in interest rates also affect the current fair value of our interest-earning investment securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2018, the fair value of our investment and mortgage-backed securities portfolio totaled $823.9 million. Net unrealized losses on these securities totaled $9.9 million at December 31, 2018.

Any increase in market interest rates may reduce our mortgage banking income. We generate revenues primarily from gains on the sale of mortgage loans to investors, and from the amortization of deferred mortgage servicing rights. We recognized noninterest income of $596,000 on mortgage banking activities during the year ended December 31, 2018. We also earn interest on loans held for sale while awaiting delivery to our investors.  In a rising or higher interest rate environment, our mortgage loan originations may decrease, resulting in fewer loans that are available for sale. This would result in a decrease in interest income and a decrease in revenues from loan sales. In addition, our results of operations are affected by the amount of noninterest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment, data processing and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

At December 31, 2018, our interest rate risk analysis indicated that the market value of our equity would decrease by 7.3% if there was an instant parallel 200 basis point increase in market interest rates. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

We, and other participants in the financial services industry upon whom we rely to operate, have been and may in the future become involved in legal and regulatory proceedings. Most of the proceedings we consider to be in the normal course of our business are typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and other participants in the financial services industry or we may not prevail in any proceeding or litigation. There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

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

The Dodd-Frank Act resulted in several new requirements for banking institutions with $10 billion or more in assets. As of December 31, 2018, we had consolidated assets of $9.608 billion. If we surpass this threshold, these provisions, subject to a phase-in period, may significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations. Such provisions include:

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

Uncertainties associated with increased loan originations may result in errors in our judgment of collectability, which may lead to additional provisions for loan losses or charge-offs, which would negatively affect our operations.
Increasing loan originations would likely require us to lend to borrowers with which we have limited experience. Accordingly, we would not have a significant payment history pattern with which to judge future collectability. Further, newly originated loans have not been subjected to unfavorable economic conditions. As a result, it may be difficult to predict the future performance of newly originated loans. These loans may have delinquency or charge-off levels above our recent historical experience, which could adversely affect our future performance.

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

We may be required to transition from the use of the LIBOR interest rate index in the future.

We have certain loans indexed to LIBOR to calculate the loan interest rate. The continued availability of the LIBOR index is not guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

A protracted government shutdown may result in reduced loan originations and related gains on sale and could negatively affect our financial condition and results of operations.

During any protracted federal government shutdown, we may not be able to close certain loans and we may not be able to recognize non-interest income on the sale of loans. Some of the loans we originate are sold directly to government agencies, and some of these sales may be unable to be consummated during the shutdown. In addition, we believe that some borrowers may determine not to proceed with their home purchase and not close on their loans, which would result in a permanent loss of the related non-interest income. A federal government shutdown could also result in reduced income for government employees or employees of companies that engage in business with the federal government, which could result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                                                PROPERTIES

As of December 31, 2018, we conducted our business through our main office located in Warren, Pennsylvania, 106 other full-service offices and seven free-standing drive-though locations throughout our market area in central and western Pennsylvania, 34 full-service offices and two free-standing drive-through location in western New York and 21 full-service offices and one free-standing drive-through location in eastern Ohio. At December 31, 2018, our premises and equipment had an aggregate net book value of approximately $143.4 million.

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

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Select Market under the symbol “NWBI.” As of February 22, 2019, we had 20 registered market makers, 12,996 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 103,689,288 shares outstanding.

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

There were no sales of unregistered securities during the quarter ended December 31, 2018. Additionally, there were no repurchases of shares of common stock during the quarter ended December 31, 2018.

On December 13, 2012, the board of directors approved a program that authorizes the repurchase of approximately 5,000,000 shares. This program does not have expiration date. During the quarter ended December 31, 2018, we did not repurchase any shares and there are a maximum of 4,834,089 shares that can be purchased under the repurchase program.

Stock Performance Graph

The following stock performance graph compares (a) the cumulative total return on our Common Stock between December 31, 2013 and December 31, 2018, (b) the cumulative total return on stocks included in the Total Return Index for the Nasdaq Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the Nasdaq Bank Index over such period.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that our stock performance will continue in the future with the same or similar trend depicted in the graph.  We will not make or endorse any predictions as to future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
 Among Northwest Bancshares, Inc., the NASDAQ Composite Index, and the NASDAQ Bank Index
*$100 invested on 12/31/2013 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Northwest Bancshares, Inc.	100.00	95.42	106.60	149.87	144.58	152.38
NASDAQ Composite	100.00	114.62	122.81	133.19	172.11	165.84
NASDAQ Bank	100.00	104.89	113.29	155.71	164.24	136.99

ITEM 6.                SELECTED FINANCIAL DATA

Selected Financial and Other Data

The summary financial information presented below is derived in part from the Company’s consolidated financial statements.  The following is only a summary and should be read in conjunction with the consolidated financial statements and notes included elsewhere in this document.  The information at December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 is derived in part from the audited consolidated financial statements that appear in this document.  The information at December 31, 2016, 2015 and 2014, and for the years ended December 31, 2015 and 2014, is derived in part from audited consolidated financial statements that do not appear in this document.

	At December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Consolidated Financial Data:
Total assets	$9,607,773	9,363,934	9,623,640	8,951,899	7,775,033
Cash and cash equivalents	68,789	77,710	389,867	167,408	240,706
Investment securities held-to-maturity	—	—	4,808	6,610	66,752
Investment securities available-for-sale	224,192	261,809	378,666	395,688	427,259
Mortgage-backed securities held-to-maturity	22,765	29,677	15,170	25,079	36,943
Mortgage-backed securities available-for-sale	577,258	530,726	447,534	478,717	485,112
Loans receivable net of allowance for loan losses:
Residential mortgage loans	2,860,333	2,772,248	2,693,439	2,717,385	2,494,724
Home equity	1,254,890	1,305,521	1,340,837	1,201,861	1,082,732
Consumer loans	848,214	658,056	634,334	512,691	236,626
Commercial real estate loans	2,443,446	2,431,266	2,315,414	2,317,647	1,767,795
Commercial loans	589,342	569,523	512,384	409,865	344,861
Total loans receivable, net (1)	7,996,225	7,736,614	7,496,408	7,159,449	5,922,373
Deposits	7,894,179	7,826,989	7,882,321	6,612,581	5,632,542
Borrowed funds	234,389	108,238	142,899	975,007	888,109
Shareholders’ equity	1,257,638	1,207,724	1,170,663	1,163,163	1,062,647
(1) Total includes unallocated allowance for loan losses of $4.4 million and $4.4 million for December 31, 2015 and 2014, respectively.

	For the year ended December 31,
	2018	2017	2016	2015	2014
	(In thousands except per share data)
Selected Consolidated Operating Data:
Total interest income	$375,781	358,856	345,634	319,580	305,427
Total interest expense	37,140	28,071	38,299	56,327	56,587
Net interest income	338,641	330,785	307,335	263,253	248,840
Provision for loan losses	20,332	19,751	13,542	9,712	20,314
Net interest income after provision for loan losses	318,309	311,034	293,793	253,541	228,526
Noninterest income	91,702	110,480	85,360	68,836	70,766
Noninterest expense	276,098	285,603	307,838	233,877	215,535
Income before income tax expense	133,913	135,911	71,315	88,500	83,757
Income tax expense	28,422	41,444	21,648	27,960	21,795
Net income	$105,491	94,467	49,667	60,540	61,962
Earnings per share:
Basic	$1.03	0.94	0.50	0.64	0.68
Diluted	$1.02	0.92	0.49	0.64	0.67

At or for the year ended December 31,
2018	2017	2016	2015	2014
Selected Financial Ratios and Other Data:
Return on average assets (1), (5), (6), (7), (8)	1.11%	0.99%	0.55%	0.73%	0.79%
Return on average equity (2), (5), (6), (7), (8)	8.61%	7.95%	4.28%	5.49%	5.69%
Average capital to average assets	12.87%	12.51%	12.73%	13.25%	13.80%
Capital to total assets	13.09%	12.90%	12.16%	12.99%	13.67%
Tangible common equity to tangible assets	10.03%	9.68%	8.95%	10.28%	11.64%
Net interest rate spread (3)	3.73%	3.72%	3.60%	3.29%	3.27%
Net interest margin (4)	3.88%	3.82%	3.73%	3.49%	3.47%
Noninterest expense to average assets (5), (6), (8)	2.90%	3.01%	3.38%	2.81%	2.73%
Efficiency ratio (5), (6), (7), (8)	62.80%	63.19%	77.31%	69.92%	67.02%
Noninterest income to average assets (7)	0.96%	1.16%	0.94%	0.83%	0.92%
Net interest income to noninterest expense (5), (6), (8)	1.23x	1.16x	1.00x	1.13x	1.15x
Dividend payout ratio	66.67%	69.60%	122.45%	87.50%	241.80%
Nonperforming loans to net loans receivable	0.91%	0.84%	1.07%	1.02%	1.35%
Nonperforming assets to total assets	0.78%	0.75%	0.88%	0.91%	1.25%
Allowance for loan losses to nonperforming loans	76.21%	87.43%	76.00%	85.86%	84.35%
Allowance for loan losses to net loans receivable	0.69%	0.73%	0.81%	0.88%	1.14%
Average interest-earning assets to average interest-bearing liabilities	1.35x	1.31x	1.28	x	1.26	x	1.25x
Number of banking offices	172	172	176	181	162
Number of consumer finance offices	—	—	49	51	51

(1)	Represents net income divided by average assets.

(2)	Represents net income divided by average equity.

(3)	Represents average yield on interest-earning assets less average cost of interest-bearing liabilities (shown on an fully taxable equivalent ("FTE" basis).

(4)	Represents net interest income as a percentage of average interest-earning assets (shown on a FTE basis).

(5)	2016 includes $37.0 million FHLB prepayment penalty, $12.2 million restructuring/acquisition expense and $5.1 million ESOP termination expense.
(6) 2017 includes $4.4 million restructuring/acquisition expense.
(7) 2017 includes $17.2 million gain on sale of offices.
(8) 2018 includes $1.0 million restructuring/acquisition expense.

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

Our net income was $105.5 million, or $1.02 per diluted share, for the year ended December 31, 2018 compared to $94.5 million, or $0.92 per diluted share, for the year ended December 31, 2017 and $49.7 million, or $0.49 per diluted share, for the year ended December 31, 2016.  The loan loss provision was $20.3 million for the year ended December 31, 2018 compared to $19.8 million for the year ended December 31, 2017 and $13.5 million for the year ended December 31, 2016.

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

Goodwill. Goodwill is not subject to amortization but is tested for impairment at least annually and possibly more frequently if certain events occur or changes in circumstances arise. In testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the totality of events and circumstances, we determine if it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the impairment test would be unnecessary. However, if we conclude otherwise, it would then be required to perform the quantitative impairment test. In the quantitative impairment test, the fair value of each reporting unit be compared to its carrying amount in order to determine if impairment is indicated. If the estimated fair value exceeds the carrying amount, the reporting unit is not deemed to be impaired. If the estimated fair value is below the carrying value of the reporting unit, the difference is the amount of impairment. Determining the fair value of a reporting unit requires a high degree of subjective judgment, including developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium.

Future changes in the economic environment or the operations of the reporting units could cause changes to these variables, which could give rise to declines in the estimated fair value of goodwill.  Declines in fair value could result in impairment being identified.  We have established June 30 of each year as the date for conducting our annual goodwill impairment assessment.  Quarterly, we evaluate if there are any triggering events that would require an update to our previous assessment.  The variables are selected as of June 30 and the valuation model is run to determine the fair value of the reporting unit. We have determined that goodwill was not impaired as of June 30, 2018.

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

In determining the projected benefit obligations for pension benefits at December 31, 2018 and 2017, we used a discount rate of 4.15% and 3.53%, respectively.  We use the Citigroup Pension Liability Index rates matching the duration of our benefit payments as of the measurement date, December 31, to determine the discount rate.

Balance Sheet Analysis

Assets.  Total assets at December 31, 2018 were $9.608 billion, an increase of $243.8 million, or 2.6%, from $9.364 billion at December 31, 2017. This increase in assets was due primarily to an increase in net loans receivable of $259.6 million. A discussion of significant changes follows.

Cash and cash equivalents. Cash and cash equivalents decreased by $8.9 million, or 11.5%, to $68.8 million at December 31, 2018, from $77.7 million at December 31, 2017. This decrease was a result of funding gross loan growth of $258.0 million, partially offset by increases in deposits of $67.2 million and borrowings of $126.2 million.

Investment securities.  Investment securities increased by $2.0 million, or 2.2%, to $824.2 million at December 31, 2018, from $822.2 million at December 31, 2017. This increase was a result of using the cash flow generated from these portfolios to purchase higher yielding investment securities.

The following table sets forth certain information regarding the amortized cost and fair value of our available-for-sale investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2018		2017		2016
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Residential mortgage-backed securities available for sale:
Fixed-rate pass through certificates	$130,172	126,627	144,411	142,702	175,398	174,567
Variable-rate pass through certificates	24,761	25,759	33,079	34,537	43,587	45,588
Fixed-rate non-agency CMOs	—	—	15	15	100	101
Fixed-rate agency CMOs	365,427	360,371	284,320	279,086	165,535	162,265
Variable-rate agency CMOs	64,246	64,501	74,274	74,386	64,874	65,013
Total residential mortgage-backed securities available for sale	$584,606	577,258	536,099	530,726	449,494	447,534
Investment securities available for sale:
U.S. Government, agency and GSEs	$204,469	202,115	212,024	209,270	296,508	294,176
Municipal securities	21,026	21,163	50,511	51,056	61,832	63,070
Corporate debt issues	914	914	909	909	14,367	16,980
Equity securities and mutual funds	—	—	551	574	3,351	4,440
Total investment securities available for sale	$226,409	224,192	263,995	261,809	376,058	378,666

The following table sets forth certain information regarding the amortized cost and fair value of our held-to-maturity investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2018		2017		2016
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Residential mortgage-backed securities held to maturity:
Fixed-rate pass through certificates	$2,896	2,949	3,760	3,900	4,807	5,024
Variable-rate pass through certificates	1,666	1,705	2,283	2,347	2,848	2,906
Fixed-rate agency CMOs	17,552	17,130	22,906	22,678	6,674	6,768
Variable-rate agency CMOs	651	662	729	742	841	855
Total residential mortgage-backed securities held to maturity	$22,765	22,446	29,678	29,667	15,170	15,553
Investment securities held to maturity:
Municipal securities	$—	—	—	—	4,808	4,873
Total investment securities held to maturity	$—	—	—	—	4,808	4,873

The following table sets forth information regarding the issuers and the carrying value of our mortgage-backed securities at the dates indicated.

	At December 31,
	2018	2017	2016
	(In thousands)
Residential mortgage-backed securities:
FNMA	$288,825	286,031	210,373
GNMA	81,444	37,796	42,221
FHLMC	229,226	236,007	202,822
SBA	—	—	6,608
Other (non-agency)	528	570	680
Total mortgage-backed securities	$600,023	560,404	462,704

Investment Portfolio Maturities and Yields.  The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for our investment securities and mortgage-backed securities portfolios at December 31, 2018. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	One year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Fair value	Annualized weighted average yield
	(Dollars in thousands)
Investment securities available-for-sale:
Government sponsored entities	$85,089	1.20%	$101,078	2.03%	$—	—%	$3,546	2.32%	$189,713	187,335	1.66%
U.S. Government and agency obligations	—	—%	14,756	2.71%	—	—%	—	—%	14,756	14,780	2.71%
Municipal securities	1,333	2.99%	3,985	2.63%	10,603	3.27%	5,105	3.51%	21,026	21,163	3.19%
Corporate debt issues	—	—%	—	—%	914	10.35%	—	—%	914	914	10.35%
Equity securities and mutual funds	—	—%	—	—%	—	—%	—	—%	—	—	—%
Total investment securities available-for-sale	86,422	1.23%	119,819	2.14%	11,517	3.83%	8,651	3.02%	226,409	224,192	1.91%
Residential mortgage-backed securities available-for-sale:
Pass through certificates	24,805	3.72%	11,898	2.22%	40,363	2.06%	77,867	2.74%	154,933	152,386	2.68%
CMOs	73,099	2.73%	31,819	2.12%	67,665	1.51%	257,090	2.85%	429,673	424,872	2.57%
Total residential mortgage-backed securities available-for-sale	97,904	2.98%	43,717	2.14%	108,028	1.72%	334,957	2.83%	584,606	577,258	2.60%

Investment securities held-to-maturity:
Residential mortgage-backed securities held-to-maturity:
Pass through certificates	1,666	2.96%	—	—%	2,092	3.63%	804	4.51%	4,562	4,654	3.54%
CMOs	652	3.05%	163	2.43%	—	—%	17,388	2.50%	18,203	17,792	2.52%
Total residential mortgage-backed securities held-to-maturity	2,318	2.98%	163	2.43%	2,092	3.63%	18,192	2.59%	22,765	22,446	2.72%
Total investment securities and mortgage-backed	$186,644	2.17%	$163,699	2.14%	$121,637	1.95%	$361,800	2.82%	$833,780	823,896	2.41%

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

Loans Receivable.  Net loans receivable increased by $259.6 million, or 3.4%, to $7.996 billion at December 31, 2018, from $7.737 billion at December 31, 2017. This increase was due primarily to success in growing our commercial banking platform loan and our continued emphasis on indirect retail lending through dealer channels on decreased sales of residential mortgage loans.

Set forth below are selected data related to the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Personal Banking:
Residential mortgage loans	$2,860,212	34.6%	$2,772,549	34.8%	$2,699,131	34.8%	$2,722,480	36.8%	$2,505,089	40.9%
Home equity loans	1,258,422	15.2%	1,310,355	16.4%	1,345,370	17.4%	1,205,903	16.3%	1,087,282	17.7%
Consumer loans:
Automobile	703,874	8.5%	492,464	6.2%	431,802	5.6%	345,794	4.7%	92,659	1.5%
Education loans	—	—%	4,200	0.1%	5,720	0.1%	7,541	0.1%	9,890	0.2%
Loans on savings accounts	6,498	0.1%	6,846	0.1%	7,443	0.1%	7,918	0.1%	8,466	0.1%
Other (1)	127,494	1.6%	153,818	1.9%	186,294	2.4%	149,364	2.0%	131,729	2.1%
Total Consumer loans	837,866	10.2%	657,328	8.3%	631,259	8.2%	510,617	6.9%	242,744	4.0%

Total Personal Banking	4,956,500	60.0%	4,740,232	59.5%	4,675,760	60.4%	4,439,000	60.0%	3,835,115	62.6%

Commercial Banking:
Commercial real estate	2,639,374	32.0%	2,599,340	32.6%	2,513,669	32.4%	2,524,274	34.1%	1,874,944	30.6%
Commercial loans	661,778	8.0%	633,163	7.9%	557,219	7.2%	437,715	5.9%	419,525	6.8%
Total Commercial Banking	3,301,152	40.0%	3,232,503	40.5%	3,070,888	39.6%	2,961,989	40.0%	2,294,469	37.4%
Total loans receivable, gross	8,257,652	100.0%	7,972,735	100.0%	7,746,648	100.0%	7,400,989	100.0%	6,129,584	100.0%

Deferred loan costs	37,618		27,782		22,375		20,065		6,095
Undisbursed loan proceeds	(243,831)		(207,108)		(211,676)		(198,933)		(145,788)
Allowance for loan losses:
Personal Banking:
Residential mortgage loans	(4,137)		(3,955)		(4,727)		(4,710)		(5,581)
Home equity loans	(3,532)		(4,834)		(4,533)		(4,042)		(4,550)
Consumer loans:	(11,499)		(13,333)		(8,627)		(7,598)		(6,118)
Total Personal Banking	(19,168)		(22,122)		(17,887)		(16,350)		(16,249)
Commercial Banking:
Commercial real estate	(28,375)		(23,460)		(26,675)		(33,787)		(32,937)
Commercial loans	(7,671)		(11,213)		(16,377)		(12,535)		(13,967)
Total Commercial Banking	(36,046)		(34,673)		(43,052)		(46,322)		(46,904)
Unallocated	—		—		—		—		(4,662)
Total allowance for loan losses	(55,214)		(56,795)		(60,939)		(62,672)		(67,815)
Total loans receivable, net	$7,996,225		$7,736,614		$7,496,408		$7,159,449		$5,922,076
(1)     Consists primarily of secured and unsecured personal loans.

The following table sets forth the maturity of our loan portfolio at December 31, 2018.  Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which they contractually mature, and fixed-rate loans are included in the period in which the contractual repayment is due.

At December 31, 2018 (In thousands)	Due in one year or less	Due after one year through two years	Due after two years through three years	Due after three years through five years	Due after five years	Total
Personal Banking:
Residential mortgage loans	$119,951	123,190	126,110	261,058	2,229,905	2,860,214
Home equity loans	101,875	82,689	79,162	137,627	857,071	1,258,424
Consumer loans	209,612	177,860	169,342	202,494	78,559	837,867
Total Personal Banking	431,438	383,739	374,614	601,179	3,165,535	4,956,505

Commercial Banking:
Commercial real estate loans	610,662	400,241	310,259	511,005	807,208	2,639,375
Commercial loans	261,075	100,386	86,878	106,137	107,303	661,779
Total Commercial Banking	871,737	500,627	397,137	617,142	914,511	3,301,154

Total	$1,303,175	884,366	771,751	1,218,321	4,080,046	8,257,659

The following table sets forth at December 31, 2018, the dollar amount of all fixed-rate and adjustable-rate loans due one year or more after December 31, 2018.  Adjustable and floating-rate loans are included in the table based on the contractual due date of the loan.

At December 31, 2018 (In thousands)	Fixed	Adjustable	Total
Personal Banking:
Residential mortgage loans	$2,698,108	42,155	2,740,263
Home equity loans	670,146	486,402	1,156,548
Consumer loans	588,354	39,901	628,255
Total Personal Banking	3,956,608	568,458	4,525,066

Commercial Banking:
Commercial real estate loans	927,663	1,101,049	2,028,712
Commercial loans	147,016	253,688	400,704
Total Commercial Banking	1,074,679	1,354,737	2,429,416

Total	$5,031,287	1,923,195	6,954,482

Deposits. Total deposits increased by $67.2 million, or 0.9%, to $7.894 billion at December 31, 2018 from $7.827 billion at December 31, 2017. Demand deposits increased by $138.3 million, or 4.5%, to $3.192 billion at December 31, 2018 from $3.053 billion at December 31, 2017 due to continued efforts to attract low cost accounts to whom we can also cross-sell other products and services. Partially offsetting these increases was a decrease in time deposits of $7.8 million, or 0.6%, to $1.405 billion at December 31, 2018 from $1.413 billion at December 31, 2017. Money market deposit accounts decreased by $45.8 million, or 2.7%, to $1.662 billion at December 31, 2018 from $1.707 billion at December 31, 2017. Additionally, savings deposits decreased by $17.5 million, or 1.1%, to $1.636 billion at December 31, 2018 from $1.654 billion at December 31, 2017 as a result of recent increased market interest rate competition for interest rate sensitive customers.

 The following table sets forth the dollar amount of deposits in the various types of accounts we offered at the dates indicated.

	At December 31,
	2018			2017			2016
	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)
	(Dollars in thousands)
Savings deposits	$1,636,099	20.7%	0.18%	$1,653,579	21.1%	0.18%	$1,622,879	20.6%	0.18%
Demand deposits	3,191,616	40.4%	0.13%	3,053,337	39.0%	0.08%	2,877,289	36.5%	0.01%
Money market deposit accounts	1,661,623	21.0%	0.50%	1,707,450	21.8%	0.24%	1,841,567	23.4%	0.24%
Time deposits:
Maturing within 1 year	553,173	7.0%	1.19%	666,348	8.5%	0.83%	836,525	10.6%	0.85%
Maturing 1 to 3 years	565,665	7.2%	1.69%	427,825	5.5%	1.26%	465,684	5.9%	1.08%
Maturing more than 3 years	286,003	3.6%	2.03%	318,450	4.1%	1.70%	238,377	3.0%	1.51%
Total certificates	1,404,841	17.8%	1.57%	1,412,623	18.0%	1.16%	1,540,586	19.5%	1.01%
Total deposits	$7,894,179	100.0%	0.47%	$7,826,989	100.0%	0.33%	$7,882,321	100.0%	0.30%
(1)   Represents percentage of total deposits.
(2)   Represents weighted average nominal rate at year end

The following table sets forth the dollar amount of deposits in each state by branch location as of December 31, 2018.

State	Balance	Percent
	(Dollars in thousands)
Pennsylvania	$4,824,999	61.1%
New York	2,149,025	27.2%
Ohio	920,155	11.7%
Total	$7,894,179	100.0%

The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2018.

Maturity period	Certificates of deposit
(In thousands)
Three months or less	$55,521
Over three months through six months	31,231
Over six months through twelve months	112,796
Over twelve months	261,304
Total	$460,852

Borrowings.  Borrowings increased by $126.2 million, or 116.5%, to $234.4 million at December 31, 2018 from $108.2 million at December 31, 2017, in order to fund internal loan growth.

The following table sets forth information concerning our borrowings at the dates and for the periods indicated.

	During the years ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Federal Home Loan Bank of Pittsburgh borrowings:
Average balance outstanding	$43,428	11,331	450,917
Maximum outstanding at end of any month during year	134,300	87,300	820,317
Balance outstanding at end of year	128,600	—	—
Weighted average interest rate during year	2.33%	1.34%	2.27%
Weighted average interest rate at end of year	2.60%	—%	—%

Collateralized borrowings:
Average balance outstanding	$102,792	121,019	141,664
Maximum outstanding at end of any month during year	110,309	137,191	158,367
Balance outstanding at end of year	105,789	108,238	142,899
Weighted average interest rate during year	0.20%	0.18%	0.19%
Weighted average interest rate at end of year	0.24%	0.20%	0.17%

Total borrowings:
Average balance outstanding	$146,220	132,350	592,581
Maximum outstanding at end of any month during year	239,894	199,247	959,696
Balance outstanding at end of year	234,389	108,238	142,899
Weighted average interest rate during year	0.82%	0.26%	1.73%
Weighted average interest rate at end of year	1.53%	0.20%	0.17%

Shareholders’ equity.  Total shareholders’ equity at December 31, 2018 was $1.258 billion, an increase of $49.9 million, or 4.1%, from $1.208 billion at December 31, 2017. This increase in equity was primarily the result of net income of $105.5 million, which was partially offset by the payment of cash dividends of $69.9 million.

Average Balance Sheets

The following tables set forth average balance sheets, average yields (on FTE) basis) and costs, and certain other information at and for the periods indicated.  All average balances are daily average balances.  Non-accrual loans are included in the computation of average balances.  The yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income or expense.  The average yield for loans receivable and investment securities are calculated on a fully-taxable equivalent basis.

	For the years ended December 31,
	2018			2017				2016
	Average outstanding balance	Interest	Average yield/cost (11)	Average outstanding balance		Interest	Average yield/cost (11)	Average outstanding balance		Interest	Average yield/cost (11)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (includes FTE adjustments of $1,332, $2,188 and $2,283, respectively) (1), (2), (3)	$7,883,944	357,903	4.54%	$7,664,288		342,180	4.46%	$7,391,456		331,322	4.48%
Mortgage-backed securities (4)	586,613	13,781	2.35%	563,696		11,343	2.01%	467,560		8,540	1.83%
Investment securities (includes FTE adjustments of $287, $1,090 and $1,471, respectively) (4), (5)	240,989	4,429	1.84%	350,870		6,862	1.96%	344,575		7,612	2.21%
Federal Home Loan Bank stock	10,354	452	4.37%	8,186		250	3.05%	26,386		1,371	5.20%
Interest-earning deposits	41,079	835	2.00%	158,229		1,499	0.93%	100,336		543	0.53%
Total interest-earning assets (includes FTE adjustments of $1,619, $3,278 and $3,754, respectively)	8,762,979	377,400	4.30%	8,745,269		362,134	4.14%	8,330,313		349,388	4.19%
Non-interest-earning assets (6)	752,007			757,249				781,274
Total assets	$9,514,986			$9,502,518				$9,111,587
Interest-bearing liabilities:
Savings deposits	$1,669,930	3,064	0.18%	$1,688,451		3,062	0.18%	$1,500,655		3,218	0.21%
Interest-bearing demand deposits	1,447,809	3,607	0.25%	1,432,134		1,027	0.07%	1,209,325		462	0.04%
Money market deposit accounts	1,690,481	5,740	0.34%	1,810,083		4,203	0.23%	1,473,897		3,621	0.25%
Time deposits	1,415,187	18,574	1.31%	1,490,378		14,765	0.99%	1,630,424		16,164	0.99%
Borrowed funds (7)	146,220	1,194	0.82%	132,350		348	0.26%	592,581		10,274	1.73%
Junior subordinated deferrable interest debentures	111,213	4,961	4.40%	111,213		4,666	4.14%	111,213		4,560	4.03%
Total interest-bearing liabilities	6,480,840	37,140	0.57%	6,664,609		28,071	0.42%	6,518,095		38,299	0.59%
Non-interest-bearing checking (8)	1,710,841			1,556,511				1,245,320
Non-interest-bearing liabilities	98,550			92,611				188,381
Total liabilities	8,290,231			8,313,731				7,951,796
Shareholders’ equity	1,224,755			1,188,787				1,159,791
Total liabilities and stockholders’ equity	$9,514,986			$9,502,518				$9,111,587
Net interest income		340,260				334,063				311,089
Net interest rate spread (9)			3.73%				3.72%				3.60%
Net interest-earning assets/net interest margin (10)	$2,282,139		3.88%	$2,080,660			3.82%	$1,812,218			3.73%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.35x			1.31	x			1.28	x

(1)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(2)	Interest income includes accretion/amortization of deferred loan fees/expenses, which was not material.

(3)	Interest income on tax-free loans is presented on a taxable equivalent basis including adjustments as indicated.

(4)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(5)	Interest income on tax-free investment securities is presented on a taxable equivalent basis including adjustments as indicated.

(6)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(7)	Average balances include Federal Home Loan Bank advances and collateralized borrowings.

(8)	Average cost of deposits were 0.39%, 0.29% and 0.33%, respectively.

(9)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(10)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(11)
Shown on a FTE basis. GAAP basis yields for the years ended December 31, 2018, 2017 and 2016 were: loans - 4.52%, 4.44% and 4.45%, respectively, investment securities - 1.72%, 1.65% and 1.78%, respectively, interest-earning assets - 4.29%, 4.10% and 4.15%, respectively, GAAP basis net interest rate spreads were 3.72%, 3.68% and 3.56%, respectively, and GAAP basis net interest margins were 3.86%, 3.78% and 3.69%, respectively.

Rate/Volume Analysis

The following table presents, on an FTE basis, the changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the year ended December 31, 2018 compared to 2017 and for the year ended December 31, 2017 compared to 2016. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the prior year rate; (2) changes in rate multiplied by the prior year volume; and (3) the total increase or decrease. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Years ended December 31, 2018 vs. 2017			Years ended December 31, 2017 vs. 2016
	Increase (decrease)		Total	Increase (decrease)		Total
	Due to		increase	Due to		increase
	Rate	Volume	(decrease)	Rate	Volume	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$5,751	9,972	15,723	(1,323)	12,181	10,858
Mortgage-backed securities	1,900	538	2,438	1,047	1,756	2,803
Investment securities	(414)	(2,019)	(2,433)	(873)	123	(750)
Federal Home Loan Bank stock	108	94	202	(370)	(751)	(1,121)
Interest-earning deposits	1,717	(2,381)	(664)	643	313	956
Total interest-earning assets	9,062	6,204	15,266	(876)	13,622	12,746

Interest-bearing liabilities:
Savings deposits	36	(34)	2	(497)	341	(156)
Interest-bearing demand deposits	2,541	39	2,580	405	160	565
Money market deposit accounts	1,943	(406)	1,537	(199)	781	582
Time deposits	4,796	(987)	3,809	(12)	(1,387)	(1,399)
Borrowed funds	733	113	846	(3,216)	(6,710)	(9,926)
Junior subordinated deferrable interest debentures	295	—	295	106	—	106
Total interest-bearing liabilities	10,344	(1,275)	9,069	(3,413)	(6,815)	(10,228)
Net change in net interest income	$(1,282)	7,479	6,197	2,537	20,437	22,974

Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017

General. Net income for the year ended December 31, 2018 was $105.5 million, or $1.02 per diluted share, an increase of $11.0 million, or 11.7%, from $94.5 million, or $0.92 per diluted share, for the year ended December 31, 2017. The increase in net income resulted from an increase in net interest income of $7.9 million, or 2.4% and decreases in noninterest expense of $9.5 million, or 3.3%, and income tax expense of $13.0 million, or 31.4%. Partially offsetting these factors was a decrease in noninterest income of $18.8 million or 17.0%, and an increase in provision for loan losses of $581,000, or 2.9%.

Net income for the year ended December 31, 2018 represents returns on average equity and average assets of 8.61% and 1.11%, respectively, compared to 7.95% and 0.99% for the year ended December 31, 2017. A discussion of significant changes follows.

Interest Income. Total interest income increased by $16.9 million, or 4.7%, to $375.8 million for the year ended December 31, 2018 from $358.9 million for the year ended December 31, 2017. This increase is the result of an increase in the average balance of interest earning assets of $17.7 million, or 0.20%, to $8.763 billion for the year ended December 31, 2018 from $8.745 billion for the year ended December 31, 2017 and an increase in the average yield on interest-earning assets to 4.30% for the year ended December 31, 2018 from 4.14% for the year ended December 31, 2017.

Interest income on loans receivable increased by $16.6 million, or 4.9%, to $356.6 million for the year ended December 31, 2018 from $340.0 million for the year ended December 31, 2017. This increase in interest income on loans receivable is attributed to increases in the average balance and average yield of loans receivable. The average balance increased by $219.7 million, or 2.9%, to $7.884 billion for the year ended December 31, 2018 from $7.664 billion for the year ended December 31, 2017. This increase is due primarily to $258.0 million of organic loan growth during 2018, as we continue our focus on expanding our commercial banking and indirect consumer portfolios, as well as a reduction in the sale of residential mortgage loans into the secondary market. Additionally, the average yield on loans receivable increased to 4.54% for the year ended December 31, 2018 from 4.46% for the year ended December 31, 2017. The average loan yield was positively affected by an increase in rates on adjustable rate loans in response to increases in short-term rates by the Federal Reserve.

Interest income on mortgage-backed securities increased by $2.4 million, or 21.5%, to $13.8 million for the year ended December 31, 2018 from $11.3 million for the year ended December 31, 2017. This increase is the result of increases in both the average balance and average yield. The average balance of mortgage-backed securities increased by $22.9 million, or 4.1%, to $586.6 million for the year ended December 31, 2018 from $563.7 million for the year ended December 31, 2017. The increase in the average balance was due to the purchase of higher yielding mortgage-backed securities with the cash flow from our investment securities. The average yield on mortgage-backed securities increased to 2.35% for the year ended December 31, 2018 from 2.01% for the year ended December 31, 2017 due to both an increase in short-term market interest rates that positively impacted the yield of adjustable rate mortgage-backed securities and the purchase of fixed rate mortgage-backed securities with yields higher than the existing portfolio.

Interest income on investment securities decreased by $1.7 million, or 28.2%, to $4.1 million for year ended December 31, 2018 from $5.8 million for the year ended December 31, 2017. This decrease is the result of a decrease in the average balance of investment securities of $109.9 million, or 31.3%, to $241.0 million for the year ended December 31, 2018 from $350.9 million for the year ended December 31, 2017 which was primarily due to the maturity or call of municipal and government agency securities. Partially offsetting this decrease was an increase in the average yield on investment securities to 1.72% for the year ended December 31, 2018 from 1.65% for the year ended December 31, 2017, due primarily to an increase in short-term market interest rates.

Dividends on FHLB stock increased by $202,000, or 80.8%, to $452,000 for the year ended December 31, 2018 from
$250,000 for the year ended December 31, 2017. This increase is the result of increases in both the average balance and average yield. The average balance on FHLB stock increased by $2.2 million, or 26.5%, to $10.4 million for the year ended December 31, 2018 from $8.2 million for the year ended December 31, 2017. Additionally, the average yield on FHLB stock increased to 4.37% for the year ended December 31, 2018 from 3.05% for the year ended December 31, 2017. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits decreased by $664,000, or 44.3%, to $835,000 for the year ended December 31, 2018 from $1.5 million for the year ended December 31, 2017. This decrease is attributable to a decrease in the average balance of interest-earning deposits. The average balance decreased by $117.2 million, or 74.0%, to $41.1 million for the year ended December 31, 2018 from $158.2 million for the year ended December 31, 2017, due to the utilization of excess cash to fund loan growth. Partially offsetting this decrease was an increase in the average yield on interesting-earning deposits to 2.00% for the year ended December 31, 2018 from 0.93% for the year ended December 31, 2017, as a result of recent increases in the targeted Federal Funds rate by the Federal Reserve Board.

     Interest Expense. Interest expense increased by $9.1 million, or 32.3%, to $37.1 million for the year ended December 31, 2018 from $28.1 million for the year ended December 31, 2017. This increase in interest expense was due to an increase in the average cost of interest-bearing liabilities to 0.57% for the year ended December 31, 2018 from 0.42% for the year ended December 31, 2017. This increase resulted from increases in the interest rates paid on deposits and borrowed funds in response to increases in market interest rates. Partially offsetting this increase in cost was a decrease in the average balance of interest bearing liabilities of $183.8 million, or 2.8%, to $6.481 billion for the year ended December 31, 2018 from $6.665 billion for the year ended December 31, 2017. This decrease is due primarily to the sale of our three Maryland offices in May 2017 with deposits of $211.7 million as well as intensified competition for rate sensitive customers. In addition, our efforts to grow noninterest-bearing checking accounts have been successful, increasing the average balance by $154.3 million, or 9.9%, to $1.711 billion for the year ended December 31, 2018 from $1.557 billion for the year ended December 31, 2017.

Net Interest Income. Net interest income increased by $7.9 million, or 2.4%, to $338.6 million for the year ended December 31, 2018 from $330.8 million for the year ended December 31, 2017. This increase is attributable to the factors discussed above. As a result of loan growth and the continued change in our deposit mix toward lower cost accounts, both our interest rate spread and net interest margin increased. Net interest rate spread increased to 3.72% for the year ended December 31, 2018 from 3.68% for the year ended December 31, 2017 while net interest margin increased to 3.86% for the year ended December 31, 2018 from 3.78% for the year ended December 31, 2017.

Provision for Loan Losses. We analyze the allowance for loan losses as described in note 1(f) of the notes to the Consolidated Financial Statements. The provision for loan losses increased by $581,000, or 2.9%, to $20.3 million for the year ended December 31, 2018 from $19.8 million for the year ended December 31, 2017. This increase is due primarily to a $4.6 million write-down on one commercial real estate loan. Additionally, total nonaccrual loans increased by $7.8 million, or 12.1%, to $72.3 million, or 0.90% of total loans, at December 31, 2018 from $64.5 million, or 0.83% of total loans, at December 31, 2017. Total loan delinquency increased to $121.5 million, or 1.51% of total loans at December 31, 2018 from $117.5 million, or 1.51% of total loans at December 31, 2017. Partially offsetting these trends was a reduction in loans risk rated substandard by $53.7 million, or 22.7%, to $184.1 million at December 31, 2018 from $237.8 million at December 31, 2017 as well as the recalculation of the quantitative and qualitative factors used to determine the allowance for loan losses.

In determining the amount of the current period provision, we considered current economic conditions, including unemployment levels, bankruptcy filings, and changes in real estate values, and assessed the impact of these factors on the quality of our loan portfolio and historical loss factors. We analyze the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience as of December 31, 2018..

Noninterest Income. Noninterest income decreased by $18.8 million, or 17.0%, to $91.7 million for the year ended December 31, 2018 from $110.5 million for the year ended December 31, 2017. This decrease is primarily attributable to the $17.2 million gain on the sale of our three Maryland offices in May 2017. Additionally, trust and other financial services income decreased by $1.4 million, or 7.8%, to $16.6 million for the year ended December 31, 2018 from $18.0 million for the year ended December 31, 2017, due primarily to the sale of our retirement services subsidiary in December 2017. Also, investment securities sold during 2018 resulted in profits of $157,000 compared to a $1.1 million gain during 2017. Mortgage banking income also decreased by $822,000, or 58.0%, to $596,000 for the year ended December 31, 2018 from $1.4 million for the year ended December 31, 2017, as a result of a reduction in the sale of residential mortgage loans into the secondary market. Positively impacting noninterest income was an increase in service charges and fees of $1.1 million, or 2.2%, to $50.8 million for the year ended December 31, 2018 from $49.7 million for the year ended December 31, 2017, due primarily to increased transaction volume. Additionally, other operating income increased by $880,000, or 10.1%, due primarily to the growth in fee income associated with commercial lending activity and fees earned from debit and credit card volume-based incentives.

Noninterest Expense. Noninterest expense decreased by $9.5 million, or 3.3%, to $276.1 million for the year ended December 31, 2018 from $285.6 million for the year ended December 31, 2017. All noninterest expense categories, with the exception of compensation and employee benefits, professional services and other expense, decreased compared to last year. Most of these decreases are a result of the restructuring that occurred during 2017, including a reduction of acquisition and restructuring costs of $3.4 million, or 77.1%, related to the sale of our three Maryland region offices and retirement services business along with the closure of our consumer finance subsidiary. Office operations decreased by $2.2 million, or 13.5% to $14.1 million for the year ended December 31, 2018 from $16.3 million for the year ended December 31, 2017, due to an enhanced fraud monitoring program implemented during 2018. Additionally, marketing expense decreased by $1.2 million, or 12.2%, to $8.4 million for the year ended December 31, 2018 from $9.6 million for the year ended December 31, 2017, primarily due to the timing of checking account acquisition campaigns. Partially offsetting this decrease was an increase in compensation and employee benefits of $99,000, or 0.1%, to $152.4 million for the year ended December 31, 2018 from $152.3 million for the year ended December 31, 2017. This increase is due primarily to normal salary increases as well as increases in the cost of other employee benefits offset by the impact of the restructuring that occurred during 2017. Professional services expenses increased by $305,000, or 3.0% primarily as a result of consulting engagements related to the implementation of ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, and legal fees associated with the completion of several lawsuits, including the successful conclusion of the Northwest Insurance Services lawsuit. Additionally, other noninterest expense increased by $771,000, or 7.3%, to $11.3 million for the year ended December 31, 2018 from $10.6 million for the year ended December 31, 2017, due primarily to an increase in the reserve for unfunded loan commitments by approximately $800,000.

Income Taxes. The provision for income taxes decreased by $13.0 million, or 31.4%, to $28.4 million for the year ended December 31, 2018 from $41.4 million for the year ended December 31, 2017. This decrease in income tax expense is primarily the result of the enactment of the Tax Cuts and Jobs Act in December 2017, which decreased our corporate tax rate to 21% for the year ended December 31, 2018 from 35% for the year ended December 31, 2017. Additionally, pretax income decreased by $2.0 million, or 1.5%, to $133.9 million for the year ended December 31, 2018 from $135.9 million for the year ended December 31, 2017.

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

Interest Income. Total interest income increased by $13.3 million, or 3.8%, to $358.9 million for the year ended December 31, 2017 from $345.6 million for the year ended December 31, 2016. This increase is the result of an increase in the average balance of interest earning assets of $415.0 million, or 5.0%, to $8.745 billion for the year ended December 31, 2017 from $8.330 billion for the year ended December 31, 2016. Partially offsetting this increase was a decrease in the average yield on interest earning assets to 4.10% for the year ended December 31, 2017 from 4.15% for the year ended December 31, 2016.

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

Interest income on mortgage-backed securities increased by $2.8 million, or 32.8%, to $11.3 million for the year ended December 31, 2017 from $8.5 million for the year ended December 31, 2016. This increase is the result of increases in both the average balance and average yield. The average balance of mortgage-backed securities increased by $96.1 million, or 20.6%, to $563.7 million for the year ended December 31, 2017 from $467.6 million for the year ended December 31, 2016. The increase in the average balance was due to the investment of excess cash during the first half of 2017. The average yield on mortgage- backed securities increased to 2.01% for the year ended December 31, 2017 from 1.83% for the year ended December 31, 2016 due to both an increase in short-term market interest rates that positively impacted the yield of adjustable rate mortgage-backed securities and the purchase of fixed rate mortgage-backed securities with yields higher than the existing portfolio.

Interest income on investment securities decreased by $369,000, or 6.0%, to $5.8 million for year ended December 31, 2017 from $6.1 million for the year ended December 31, 2016. This decrease was the result of a decrease in the average yield on investment securities to 1.65% for the year ended December 31, 2017 from 1.78% for the year ended December 31, 2016. This decrease is primarily the result of higher rate, tax-free, municipal securities maturing or being called and being replaced by lower yielding, shorter duration, government agency securities. Partially offsetting this decrease was an increase in the average balance of investment securities of $6.3 million, or 1.8%, to $350.9 million for the year ended December 31, 2017 from $344.6 million for the year ended December 31, 2016. This increase is due primarily to the investment of excess cash during the first half of 2017.

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

In determining the amount of the current period provision, we considered current economic conditions, including unemployment levels, bankruptcy filings, and changes in real estate values, and assessed the impact of these factors on the quality of our loan portfolio and historical loss factors. We analyze the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that was recorded was sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience as of December 31,2016.

Noninterest Income. Noninterest income increased by $25.1 million, or 29.4%, to $110.5 million for the year ended December 31, 2017 from $85.4 million for the year ended December 31, 2016. The increase is primarily attributable to the $17.2 million gain on the sale of our three Maryland offices in May 2017. Additionally, service charges and fees increased by $5.6 million, or 12.7%, to $49.7 million for the year ended December 31, 2017 from $44.1 million for the year ended December 31, 2016, due primarily to the growth in checking accounts from the September 2016 office acquisition and the successful execution of organic checking account growth initiatives. Trust and other financial services income increased by $3.9 million, or 27.5%, to $18.0 million for the year ended December 31, 2017 from $14.1 million for the year ended December 31, 2016, due to an increase in assets under management from both the 2016 office acquisition and organic growth. Additionally, other operating income increased by $2.9 million, or 50.8%, due primarily to gains on the sale of properties closed during our recent restructuring. Partially offsetting these increases in non-interest income was a decrease in mortgage banking income of $3.5 million, or 71.0%, as a result of a reduction in the sale of residential mortgage loans into the secondary market. Additionally, insurance commission income decreased by $1.5 million, or 14.3%, due primarily to the closure of our consumer finance subsidiary and the discontinuance of related consumer loan originations.

Noninterest Expense. Noninterest expense decreased by $22.2 million, or 7.2%, to $285.6 million for the year ended December 31, 2017 from $307.8 million for the year ended December 31, 2016. This decrease is primarily the result of the $37.0 million prepayment penalty incurred as a result of paying off $715.0 million of FHLB long-term advances during the second quarter of 2016. In addition, acquisition and restructuring costs decreased by $7.8 million, or 63.8% to $4.4 million for the current year related to the sale of our Maryland region offices and the closure of our consumer finance subsidiary. These same costs totaled $12.2 million in the prior year, which included costs associated with the consolidation of 24 legacy Northwest offices, as well as the expense related to the purchase of 18 western New York offices. Partially offsetting this decrease was an increase in compensation and employee benefits of $9.7 million, or 6.8%, to $152.3 million for the year ended December 31, 2017 from $142.6 million for the year ended December 31, 2016. This increase is due primarily to the employees added from the aforementioned branch acquisition, as well as increases in health-care costs and other employee benefits. Additionally, processing expenses increased by $4.2 million, amortization of intangible assets increased by $2.5 million, premises and occupancy costs increased by $2.7 million, and office operations increased by $1.4 million, due primarily to the incremental costs associated with the 18 offices acquired in the third quarter of 2016.

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

Collection procedures. Our collection procedures for personal loans generally provide that at 15 days notice of late charges is sent and personal contact efforts are attempted by telephone to strengthen the collection process and obtain reasons for the delinquency. Also, plans to establish a payment program are developed. Personal contact efforts are continued throughout the collection process, as necessary. Generally, if a loan becomes 30 days past due, a collection letter is sent and the loan becomes subject to possible legal action if suitable arrangements for payment have not been made. In addition, the borrower is given information which provides access to consumer counseling services to the extent required by the regulations of the Department of Housing and Urban Development and other applicable authorities. When a loan continues in a delinquent status for 60 days or more, and a payment schedule has not been developed or kept by the borrower, we may send the borrower a notice of intent to foreclose, providing for cure periods of at least 30 days. If not cured, foreclosure proceedings are initiated.

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

At December 31, 2018, we expected to collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent. As a result, we do not consider these loans to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$12,985	13,890	13,621	16,354	17,704
Home equity loans	6,037	7,469	5,756	6,112	6,606
Consumer loans	3,254	4,208	3,923	3,902	2,656
Commercial real estate loans	25,587	16,284	21,834	19,237	10,215
Commercial loans	3,010	3,140	3,520	2,747	4,380
Total loans 90 days or more past due	$50,873	44,991	48,654	48,352	41,561
Total real estate owned (REO)	$2,498	5,666	4,889	8,725	16,759
Total loans 90 days or more past due and REO	53,371	50,657	53,543	57,077	58,320
Total loans 90 days or more past due to net loans receivable	0.64%	0.58%	0.65%	0.68%	0.70%
Total loans 90 days or more past due and REO to total assets	0.56%	0.54%	0.56%	0.64%	0.75%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	$50,730	43,077	45,181	43,268	41,326
Nonaccrual loans - loans less than 90 days past due	21,552	21,378	34,355	28,394	38,482
Loans 90 days or more past due still accruing	166	502	649	1,334	235
Total nonperforming loans	72,448	64,957	80,185	72,996	80,043
Total nonperforming assets	$74,946	70,623	85,074	81,721	96,802
Nonaccrual troubled debt restructured loans (1)	$15,306	12,285	16,346	21,118	24,459
Accruing troubled debt restructured loans	18,302	19,819	26,580	29,997	37,329
Total troubled debt restructured loans	$33,608	32,104	42,926	51,115	61,788

(1)	Also included in nonaccrual loans above.

During the year ended December 31, 2018, gross interest income of approximately $3.7 million would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current and in accordance with their original terms throughout the year. We recognized $1.0 million of interest income on nonaccrual and troubled debt restructured loans during the year ended December 31, 2018.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans considered to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the financial institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention.” At December 31, 2018, we had 154 loans, with an aggregate principal balance of $114.0 million, designated as special mention.

We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. Our largest classified assets generally are also our largest nonperforming assets.

The following table sets forth the aggregate amount of our classified assets at the dates indicated.

	At December 31,
	2018	2017	2016
	(In thousands)
Substandard assets	$198,179	261,692	223,681
Doubtful assets	—	—	—
Loss assets	—	—	—
Total classified assets	$198,179	261,692	223,681

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

The individual impairment measures along with the estimated loss for each homogeneous pool are consolidated into one summary document. This summary schedule along with the support documentation used to establish this schedule is presented to management’s Allowances for loan losses ("ALL Committee") monthly. The ALL Committee reviews and approves the processes and ALL documentation presented.  Based on this review and discussion, the appropriate amount of ALL is estimated and any adjustments to reconcile the actual ALL with this estimate are determined.  The ALL Committee also considers if any changes to the methodology are needed.  In addition to the ALL Committees. review and approval, a review is performed by the Risk Management Committee of the Board of Directors on a quarterly basis, and annually by Internal Audit.

In addition to the reviews by management’s ALL Committee and the Board of Directors’ Risk Management Committee, regulators from either the FDIC and/or the Pennsylvania Department of Banking and Securities perform an extensive review on at least an annual basis for the adequacy of the ALL and its conformity with regulatory guidelines and pronouncements.  Any recommendations or enhancements from these independent parties are considered by management and the ALL Committee and implemented accordingly.

We acknowledge that this is a dynamic process and consists of factors, many of which are external and out of our control that can change frequently, rapidly and substantially.  The adequacy of the ALL is based upon estimates using all the information previously discussed as well as current and known circumstances and events.  There is no assurance that actual portfolio losses will not be substantially different than those that were estimated.

We utilize a structured methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses, which the ALL Committee assesses regularly for appropriateness.  As part of the analysis as of December 31, 2018, we considered the economic conditions in our markets, such as unemployment and bankruptcy levels as well as changes in estimates of real estate collateral values, and no material changes in methodology were determined to be necessary. In addition, we considered the overall trends in asset quality, specific reserves already established for criticized loans, historical loss rates and collateral valuations. The ALL decreased by $1.6 million, or 2.8%, to $55.2 million, or 0.69% of total loans at December 31, 2018 from $56.8 million, or 0.73% of total loans, at December 31, 2017. This decrease is due primarily to improvements in the historical loss rates used to calculate the ALL for home equity loans and a runoff of the consumer loans originated by our consumer discount subsidiary.

Quarterly, management's Credit Committee reviews the concentration of credit by industry and customer, lending products and activity, competition and collateral values, as well as economic conditions in general and in each of our market areas. The Credit Committee also reviews and discusses delinquency trends, nonperforming asset amounts and ALL levels and ratios compared to our peer group as well as state and national statistics.

We also consider how the levels of non-accrual loans and historical charge-offs have influenced the required amount of ALL. Nonaccrual loans of $72.3 million, or 0.90% of total loans receivable at December 31, 2018, increased by $7.8 million, or 12.1%, from $64.5 million, or 0.83% of total loans receivable, at December 31, 2017. This increase is due primarily to the downgrading of one commercial loan relationship totaling $8.4 million. As a percentage of average loans, net charge-offs decreased to 0.28% for the year ended December 31, 2018 compared to 0.31% for the year ended December 31, 2017.

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Years ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Net loans receivable	$7,996,225	7,736,614	7,496,408	7,159,449	5,922,373
Average loans outstanding	7,883,944	7,664,288	7,391,456	6,460,078	5,883,244

Allowance for loan losses
Balance at beginning of period	56,795	60,939	62,672	67,518	71,348
Provision for loan losses	20,332	19,751	13,542	9,712	20,314
Charge offs:
Residential mortgage loans	(1,179)	(1,039)	(3,480)	(1,126)	(2,181)
Home equity loans	(1,785)	(2,259)	(2,539)	(2,424)	(1,783)
Consumer loans	(15,965)	(20,292)	(10,905)	(8,274)	(6,423)
Commercial real estate loans	(7,387)	(4,174)	(3,740)	(6,326)	(8,422)
Commercial loans	(3,325)	(3,490)	(4,217)	(8,183)	(11,936)
Total charge-offs	(29,641)	(31,254)	(24,881)	(26,333)	(30,745)
Recoveries:
Residential mortgage loans	614	472	445	304	443
Home equity loans	531	583	672	976	194
Consumer loans	3,597	2,188	1,810	1,581	1,190
Commercial real estate loans	1,420	1,991	4,331	4,639	2,195
Commercial loans	1,566	2,125	2,348	4,275	2,579
Total recoveries	7,728	7,359	9,606	11,775	6,601
Balance at end of period	$55,214	56,795	60,939	62,672	67,518

Allowance for loan losses as a percentage of net loans receivable	0.69%	0.73%	0.81%	0.88%	1.14%
Net charge-offs as a percentage of average loans outstanding	0.28%	0.31%	0.21%	0.23%	0.41%
Allowance for loan losses as a percentage of nonperforming loans	76.21%	87.43%	76.00%	85.86%	84.35%
Allowance for loan losses as a percentage of nonperforming loans and real estate owned	73.67%	80.42%	71.63%	76.79%	69.75%

Allocation of Allowance for Loan Losses.  The following tables set forth the allocation of allowance for loan losses by loan category at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category.

	At December 31,
	2018		2017		2016
	Amount	% of total loans (1)	Amount	% of total loans (1)	Amount	% of total loans (1)
	(Dollars in thousands)
Balance at end of year applicable to:
Residential mortgage loans	$4,137	34.6%	$3,955	34.8%	$4,727	35.1%
Home equity loans	3,532	15.2%	4,834	16.4%	4,533	17.2%
Consumer loans	11,499	10.2%	13,333	8.3%	8,627	8.1%
Commercial real estate loans	28,375	32.0%	23,460	32.6%	26,675	32.4%
Commercial loans	7,671	8.0%	11,213	7.9%	16,377	7.2%
Total allocated allowance	55,214		56,795		60,939
Total	$55,214	100.0%	$56,795	100%	$60,939	100.0%

	At December 31,
	2015		2014
	Amount	% of total loans (1)	Amount	% of total loans (1)
	(Dollars in thousands)
Balance at end of year applicable to:
Residential mortgage loans	$4,710	37.1%	$5,581	41.2%
Home equity loans	4,042	16.0%	4,550	17.4%
Consumer loans	7,598	6.9%	6,118	4.0%
Commercial real estate loans	33,787	34.1%	33,389	29.8%
Commercial loans	12,535	5.9%	13,515	7.6%
Total allocated allowance	62,672		63,153
Unallocated	—	—	4,365	—
Total	$62,672	100.0%	$67,518	100%

(1)	Represents percentage of loans in each category to total loans.

Liquidity and Capital Resources

Northwest Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the Federal Deposit Insurance Corporation during their regular examinations.  The Federal Deposit Insurance Corporation, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The Federal Deposit Insurance Corporation allows us to consider any unencumbered, available-for-sale marketable security, whose sale would not impair our capital adequacy, to be eligible for liquidity.  Liquidity is monitored through the use of a standard liquidity ratio of liquid assets to borrowings plus deposits.  Using this formula, Northwest Bank’s liquidity ratio was 9.1% as of December 31, 2018. We adjust our liquidity level in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments.  We also adjust liquidity as appropriate to meet our asset and liability management objectives. Liquidity needs can also be met by temporarily drawing upon lines-of-credit established for such reasons.  As of December 31, 2018, Northwest Bank had $3.1 billion of additional borrowing capacity available with the Federal Home Loan Bank of Pittsburgh, including a $250.0 million overnight line of credit, which had a balance of $128.6 million, as well as $51.6 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

In addition to deposits, our primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition.  We manage the pricing of our deposits to maintain a desired deposit balance.  In addition, we invest excess funds in short-term interest earning and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits amounted to $4.7 million at December 31, 2018.  For additional information about our cash flows from operating, financing, and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing, and financing activities.  The primary sources of cash during the current year were net income and principal repayments on loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Cleveland, which provide an additional source of funds. At December 31, 2018, Northwest Bank had advances of $128.6 million from the Federal Home Loan Bank of Pittsburgh. We borrow from these sources to reduce interest rate risk and to provide liquidity when necessary.

At December 31, 2018, our customers had $788.3 million of unused lines of credit available and $136.8 million in loan commitments. This amount does not include the unfunded portion of loans in process. Time deposits scheduled to mature in less than one year at December 31, 2018, totaled $553.2 million. We believe that a significant portion of such deposits will remain with us.

The major sources of our cash flows are in the areas of deposits, loans, marketable securities, and borrowed funds.

Deposits are our primary source of externally generated funds. The level of deposit inflows during any given period is heavily influenced by factors outside of our control, such as consumer savings tendencies, the general level of short-term and long- term market interest rates, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds. Financial institutions, such as Northwest Bank, are also subject to deposit outflows. Our net deposits increased by $67.2 million for the year ended December 31, 2018, decreased by $55.3 million for the year ended December 31, 2017 and increased by $1.270 billion for the year ended December 31, 2016, with $1.643 billion of deposits coming from the First Niagara Bank N.A. ("FNFG") branch acquisition.

Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of market interest rates, consumer confidence and consumer spending. Funds received from loan maturities and principal payments on loans for the years ended December 31, 2018, 2017 and 2016 were $2.726 billion, $2.657 billion and $2.673 billion, respectively. Loan originations for the years ended December 31, 2018, 2017 and 2016 were $3.004 billion, $2.844 billion and $2.959 billion, respectively. We also sell a portion of the loans we originate, and the cash flows from such sales for the years ended December 31, 2018, 2017 and 2016 were $4.5 million, $73.1 million and $242.4 million, respectively.

We experience significant cash flows from our portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature or are called. Cash flow from the repayment of principal and the maturity or call of marketable securities for the years ended December 31, 2018, 2017 and 2016 were $217.3 million, $220.0 million and $290.3 million, respectively.

When necessary, we utilize borrowings as a source of liquidity and as a source of funds for long-term investment when market conditions permit. The net cash flow from the receipt and repayment of borrowings was a net increase of $126.2 million, a net decrease of $34.7 million and a net decrease of $856.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Northwest Bancshares, Inc. is a separate legal entity from Northwest Bank and must provide for its own liquidity to pay dividends to shareholders, to repurchase its common stock and for other corporate purposes. Northwest Bancshares' primary source of liquidity is the dividend payments it receives from Northwest Bank. The payment of dividends by Northwest Bank is subject to regulatory requirements. At December 31, 2018, Northwest Bancshares, Inc. (on an unconsolidated basis) had liquid assets of $155.5 million.

Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $69.9 million, $65.2 million and $60.2 million for the ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018, stockholders’ equity totaled $1.258 billion. During 2018, our Board of Directors declared regular quarterly dividends totaling $0.68 per share of common stock.

We monitor the capital levels of Northwest Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. Northwest Bank is required by the Pennsylvania Department of Banking and Securities and the FDIC to meet minimum capital adequacy requirements. At December 31, 2018, Northwest Bank exceeded all regulatory minimum capital requirements and is considered to be “well capitalized.” In addition, as of December 31, 2018, we were not aware of any recommendation by a regulatory authority that, if it were implemented, would have a material effect on liquidity, capital resources or operations.

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

	At December 31,
	2018	2017
	(Dollars in thousands)
Total shareholders' equity (GAAP capital)	$1,207,920	1,197,461
Accumulated other comprehensive income	27,997	19,686
Less: non-qualifying intangible assets	(265,104)	(256,704)
CET 1 capital	970,813	960,443
Additions to Tier 1 capital	—	—
Leverage or Tier 1 capital	970,813	960,443
Plus: Tier 2 capital (1)	55,214	56,808
Total risk-based capital	$1,026,027	1,017,251
Average assets for leverage ratio	$9,480,909	9,237,051
Net risk-weighted assets including off-balance sheet items	$7,469,841	7,169,503

CET 1 capital ratio	12.996%	13.396%
Minimum requirement	6.375%	5.750%

Leverage capital ratio	10.240%	10.400%
Minimum requirement	4.000%	4.000%

Total risk-based capital ratio	13.736%	14.890%
Minimum requirement	9.875%	9.250%

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

Contractual Obligations

We are obligated to make future payments according to various contracts.  The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2018.

	Payments due
	Less than one year	One year to less than three years	Three years to less than five years	Five years or greater	Total
	(In thousands)
Long-term debt (1)	$128,600	—	—	—	128,600
Junior subordinated debentures (1)	—	—	—	111,213	111,213
Operating leases (2)	4,677	7,063	4,505	7,784	24,029
Total	$133,277	7,063	4,505	118,997	263,842
Commitments to extend credit	$136,760	—	—	—	136,760

(1)	See note 10 to the consolidated financial statements, Borrowed Funds, for additional information.

(2)	See note 7 to the consolidated financial statements, Premises and Equipment, for additional information.

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

Off-Balance Sheet Arrangements

As a financial services provider, we are routinely a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  In addition, we routinely enter into commitments to purchase and sell residential mortgage loans.

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

Our practice is to reduce our exposure to interest rate risk generally by matching the maturities of our interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of our interest-earning assets. We purchase adjustable-rate investment securities and mortgage-backed securities, which at December 31, 2018, totaled $96.0 million, and originate adjustable-rate loans, which at December 31, 2018, totaled $2.810 billion or 34.0% of our gross loan portfolio. Of our $8.846 billion of interest-earning assets at December 31, 2018, $2.914 billion, or 32.9%, consisted of assets with adjustable rates of interest.  When market conditions are favorable, we also attempt to reduce interest rate risk by lengthening the maturities of our interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, if necessary, and by promoting longer-term certificates of deposit.

At December 31, 2018, total interest-earning assets maturing or re-pricing within one year exceeded total interest-bearing liabilities maturing or re-pricing in the same period by $278.4 million, representing a positive one-year gap ratio of 2.90%.

The following table sets forth, on a carrying value basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2018, which are expected to re-price or mature, based upon certain assumptions, in each of the future time periods shown.  Except as stated below, the amounts of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the earlier of the term of re-pricing or the contractual term of the asset or liability.  We believe that these assumptions approximate the standards used in the financial services industry and consider them appropriate and reasonable.

	Amounts maturing or re-pricing
	Within 1 year	Over 1-3 years	Over 3-5 years	Over 5-10 years	Over 10-20 years	Total
	(Dollars in thousands)
Rate-sensitive assets:
Interest-earning deposits	$4,664	—	—	—	—	4,664
Mortgage-backed securities:
Fixed rate	96,682	162,032	99,833	148,899	—	507,446
Variable-rate	92,577	—	—	—	—	92,577
Investment securities	97,718	118,971	1,707	5,796	—	224,192
Mortgage loans:
Adjustable rate	25,114	9,562	6,114	1,955	—	42,745
Fixed-rate	371,519	677,457	594,089	964,703	198,186	2,805,954
Home equity loans:
Adjustable rate	547,981	—	—	—	—	547,981
Fixed-rate	136,116	274,807	187,055	112,422	41	710,441
Consumer loans	397,607	402,020	38,172	69	—	837,868
Commercial real estate loans	1,246,862	756,924	415,937	51,493	605	2,471,821
Commercial loans	408,956	111,171	52,426	21,139	3,321	597,013
Total rate-sensitive assets	3,425,796	2,512,944	1,395,333	1,306,476	202,153	8,842,702

Rate-sensitive liabilities:
Time deposits	585,991	562,376	251,578	4,807	89	1,404,841
Money market demand accounts	1,622,564	—	—	—	39,059	1,661,623
Savings deposits	202,359	339,274	339,274	755,192	—	1,636,099
Interest-bearing demand deposits	390,833	175,874	175,874	439,685	273,194	1,455,460
FHLB advances	128,600	—	—	—	—	128,600
Other borrowings	105,789	—	—	—	—	105,789
Trust preferred securities	111,213	—	—	—	—	111,213
Total rate-sensitive liabilities	3,147,349	1,077,524	766,726	1,199,684	312,342	6,503,625

Interest sensitivity gap per period	$278,447	1,435,420	628,607	106,792	(110,189)	2,339,077

Cumulative interest sensitivity gap	$278,447	1,713,867	2,342,474	2,449,266	2,339,077	2,339,077

Cumulative interest sensitivity gap as a percentage of total assets	2.90%	17.83%	24.38%	25.49%	24.34%	24.34%
Cumulative interest-earning assets as a percent of cumulative interest-bearing liabilities	108.85%	140.57%	146.93%	139.56%	135.97%	135.97%

We have an Asset/Liability Committee, consisting of members of management, which meets monthly to review market interest rates, economic conditions, the pricing of interest earning assets and interest bearing liabilities and our balance sheet structure.  On a quarterly basis, this committee also reviews our interest rate risk position and our cash flow projections.

Our Board of Directors has a Risk Management Committee, which meets quarterly, and reviews interest rate risks and trends, our interest sensitivity position, our liquidity position and the market risk inherent in our investment portfolio.

In an effort to assess interest rate risk, we use a simulation model to determine the effect of immediate incremental increases and decreases in interest rates on net interest income, net income and the market value of our equity.  Certain assumptions are made regarding loan prepayments and decay rates of savings and interest-bearing demand deposit accounts.  Because it is difficult to accurately project the market reaction of depositors and borrowers, the effect of actual changes in interest rates on these assumptions may differ from simulated results.  We have established the following guidelines for assessing interest rate risk:

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

The following table illustrates the simulated impact of a parallel 100 bps, 200 bps or 300 bps upward or 100 bps downward movement in interest rates on net interest income, net income, return on average equity, earnings per share, and market value of equity.  These analyses were prepared assuming that total interest-earning asset and interest-bearing liability levels at December 31, 2018 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from December 31, 2018 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage decrease in net interest income	(0.6)%	(0.7)%	(1.1)%	(3.7)%
Projected percentage decrease in net income	(1.2)%	(1.3)%	(2.2)%	(9.2)%
Projected decrease in return on average equity	(1.2)%	(1.2)%	(2.1)%	(8.8)%
Projected decrease in earnings per share	$(0.01)	$(0.01)	$(0.02)	$(0.10)
Projected percentage decrease in market value of equity	(3.4)%	(6.3)%	(9.5)%	(0.3)%

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

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/(decrease) in net interest income	0.2%	0.8%	0.8%	(6.0)%
Projected percentage increase/(decrease) in net income	2.0%	4.8%	5.5%	(14.9)%
Projected increase/(decrease) in return on average equity	1.9%	4.6%	5.3%	(14.3)%
Projected increase/(decrease) in earnings per share	$0.02	$0.06	$0.06	$(0.17)
Projected percentage decrease in market value of equity	(3.9)%	(7.3)%	(11.4)%	0.3%

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

When assessing our interest rate sensitivity, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates.  In preparing the table above, the following assumptions were used:  (i) adjustable-rate mortgage loans will prepay at an annual rate of 6% to 14%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 5% to 14%, depending on the type of loan; (iii) commercial loans will prepay at an annual rate of 8% to 14%; (iv) consumer loans held by Northwest Bank will prepay at an annual rate of 18% to 24%; and (v) consumer loans that were formerly held by Northwest Consumer Discount Company will prepay at an annual rate of 55% to 70%.  In regards to our deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) a significant majority of money market accounts will re-price immediately; (iii) savings accounts will gradually re-price over three years; and (iv) checking accounts will re-price either when the rates on such accounts re-price as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates.  For purposes of this analysis, management has estimated, based on historical trends, that $390.8 million, or 26.9%, of our interest-bearing demand accounts and $202.4 million, or 12.4%, of our savings deposits are interest sensitive and may re-price in one year or less, and that the remainder may re-price over longer time periods.

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

Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).  Based on such assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based upon those criteria.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Report and has issued a report with respect to the effectiveness of the Company’s internal control over financial reporting.

/s/ Ronald J. Seiffert	/s/ William W. Harvey, Jr.
Ronald J. Seiffert	William W. Harvey, Jr.
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Northwest Bancshares, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Northwest Bancshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 1, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Northwest Bancshares, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Northwest Bancshares, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Pittsburgh, Pennsylvania
March 1, 2019

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, excluding per share data)

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$68,789	77,710
Marketable securities available-for-sale (amortized cost of $811,015 and $800,094)	801,450	792,535
Marketable securities held-to-maturity (fair value of $22,446 and $29,667)	22,765	29,678
Loans receivable, net of allowance for loan losses of $55,214 and $56,795	7,996,225	7,736,614
Accrued interest receivable	24,490	23,352
Real estate owned, net	2,498	5,666
Federal Home Loan Bank stock, at cost	15,635	11,733
Premises and equipment, net	143,390	151,944
Bank owned life insurance	171,079	171,547
Goodwill	307,420	307,420
Other intangible assets	19,821	25,669
Other assets	34,211	30,066
Total assets	$9,607,773	9,363,934

Liabilities and Shareholders’ equity
Liabilities:
Deposits	$7,894,179	7,826,989
Borrowed funds	234,389	108,238
Advances by borrowers for taxes and insurance	43,298	40,825
Accrued interest payable	744	460
Other liabilities	66,312	68,485
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	111,213	111,213
Total liabilities	8,350,135	8,156,210

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 103,354,030, and 102,394,828 shares issued, respectively	1,034	1,027
Paid-in capital	745,926	730,719
Retained earnings	550,374	508,058
Accumulated other comprehensive loss	(39,696)	(32,080)
Total shareholders’ equity	1,257,638	1,207,724
Total liabilities and shareholders’ equity	$9,607,773	9,363,934
See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, excluding per share data)

	Years ended December 31,
	2018	2017	2016
Interest income:
Loans receivable	$356,571	339,992	329,039
Mortgage-backed securities	13,781	11,343	8,540
Taxable investment securities	3,064	3,749	3,409
Tax-free investment securities	1,078	2,023	2,732
FHLB dividends	452	250	1,371
Interest-earning deposits	835	1,499	543
Total interest income	375,781	358,856	345,634

Interest expense:
Deposits	30,985	23,057	23,465
Borrowed funds	6,155	5,014	14,834
Total interest expense	37,140	28,071	38,299
Net interest income	338,641	330,785	307,335
Provision for loan losses	20,332	19,751	13,542
Net interest income after provision for loan losses	318,309	311,034	293,793

Noninterest income:
Gain on sale of investments, net	157	1,148	625
Service charges and fees	50,792	49,717	44,113
Trust and other financial services income	16,581	17,987	14,103
Insurance commission income	8,791	9,013	10,522
Loss on real estate owned, net	(631)	(797)	(39)
Income from bank owned life insurance	5,821	6,093	5,361
Mortgage banking income	596	1,418	4,894
Gain on sale of offices	—	17,186	—
Other operating income	9,595	8,715	5,781
Total noninterest income	91,702	110,480	85,360

Noninterest expense:
Compensation and employee benefits	152,395	152,296	142,595
Premises and occupancy costs	27,519	28,863	26,134
Office operations	14,139	16,342	14,898
Collections expense	2,209	2,849	2,431
Processing expenses	39,046	39,086	34,859
Marketing expenses	8,434	9,607	8,852
Federal deposit insurance premiums	2,746	3,518	4,404
Professional services	10,598	10,293	7,865
Amortization of intangible assets	5,848	6,764	4,259
Real estate owned expense	817	1,004	1,004
Restructuring/acquisition expense	1,014	4,419	12,213
FHLB prepayment penalty	—	—	36,978
Other expense	11,333	10,562	11,346
Total noninterest expense	276,098	285,603	307,838
Income before income taxes	133,913	135,911	71,315
Provision for income taxes:
Federal	21,948	34,801	20,313
State	6,474	6,643	1,335
Total provision for income taxes	28,422	41,444	21,648
Net income	$105,491	94,467	49,667
Basic earnings per share	$1.03	0.94	0.50
Diluted earnings per share	$1.02	0.92	0.49
 See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Years ended December 31,
	2018	2017	2016
Net Income	$105,491	94,467	49,667
Other comprehensive income net of tax:
Net unrealized holding losses on marketable securities:
Unrealized holding losses, net of tax of $513, $1,915 and $1,742, respectively	(1,277)	(2,478)	(2,728)
Reclassification adjustment for gains included in net income, net of tax of $60, $1,488 and $129, respectively	(155)	(2,326)	(202)
Net unrealized holding losses on marketable securities	(1,432)	(4,804)	(2,930)

Change in fair value of interest rate swaps, net of tax of $(223), $(585) and $(539), respectively	840	1,087	1,001

Defined benefit plans:
Net loss, net of tax of $770, $826 and $3,061, respectively	(1,181)	(1,254)	(2,399)
Amortization of prior service costs, net of tax of $(746), $(613) and $(606), respectively	903	882	872
Net loss on defined benefit plans	(278)	(372)	(1,527)

Other comprehensive loss	(870)	(4,089)	(3,456)

Total comprehensive income	$104,621	90,378	46,211
 See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2018, 2017 and 2016
(Amounts in thousands, excluding per share data)

	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Unallocated common stock of ESOP	Total shareholders’ equity
Balance at December 31, 2015	$1,019	717,603	489,292	(24,535)	(20,216)	1,163,163
Comprehensive income:
Net income	—	—	49,667	—	—	49,667
Other comprehensive loss, net of tax of $3,787	—	—	—	(3,456)	—	(3,456)
Total comprehensive income	—	—	49,667	(3,456)	—	46,211
Shares issued to acquire LNB Bancorp, Inc.	(14)	(13,896)	—	—	13,910	—
Exercise of stock options	11	10,845	—	—	—	10,856
Share repurchases	(2)	(1,750)	—	—	—	(1,752)
Stock-based compensation expense, including tax benefits of $1,425	3	6,032	—	—	6,306	12,341
Dividends paid ($0.60 per share)	—	—	(60,156)	—	—	(60,156)
Balance at December 31, 2016	1,017	718,834	478,803	(27,991)	—	1,170,663
Comprehensive income:
Net income	—	—	94,467	—	—	94,467
Other comprehensive loss, net of tax of $3,031	—	—	—	(4,089)	—	(4,089)
Total comprehensive income	—	—	94,467	(4,089)	—	90,378
ESOP termination	—	—	—	—	—	—
Exercise of stock options	6	6,995	—	—	—	7,001
Share repurchases	—	—	—	—	—	—
Stock-based compensation expense	4	4,890	—	—	—	4,894
Dividends paid ($0.64 per share)	—	—	(65,212)	—	—	(65,212)
Balance at December 31, 2017	1,027	730,719	508,058	(32,080)	—	1,207,724
Reclassification due to adoption of ASU No. 2018-02	—	—	6,746	(6,746)		—
Comprehensive income:
Net income	—	—	105,491	—	—	105,491
Other comprehensive loss, net of tax of $374	—	—	—	(870)		(870)
Total comprehensive income	—	—	112,237	(7,616)	—	104,621
Exercise of stock options	8	8,183	—	—	—	8,191
Stock-based compensation expense	4	7,019	—	—	—	7,023
Stock-based compensation forfeited	(5)	5				—
Dividends paid ($0.68 per share)	—	—	(69,921)	—	—	(69,921)
Balance at December 31, 2018	$1,034	745,926	550,374	(39,696)	—	1,257,638
 See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years ended December 31,
	2018	2017	2016
Operating activities:
Net Income	$105,491	94,467	49,667
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	20,332	19,751	13,542
Net gain on sale of assets	1,677	(627)	(4,499)
Net gain on sale of offices	—	(17,186)	—
Net depreciation, amortization and accretion	8,120	14,293	15,424
(Increase)/decrease in other assets	(6,428)	2,902	24,763
Increase/(decrease) in other liabilities	(1,129)	11,694	4,801
Net amortization of premium on marketable securities	1,871	2,017	2,139
Noncash compensation expense related to stock benefit plans	7,023	4,894	10,916
Noncash impairment of real estate owned	1,518	1,231	1,481
Deferred income tax (benefit)/expense	(2,770)	11,317	2,734
FHLB prepayment penalty	—	—	24,520
Origination of loans held for sale	(1,297)	(66,058)	(252,204)
Proceeds from sale of loans held for sale	4,501	73,103	242,428
Net cash provided by operating activities	138,909	151,798	135,712

Investing activities:
Purchase of marketable securities held-to-maturity	—	(23,621)	—
Purchase of marketable securities available-for-sale	(228,180)	(218,292)	(238,673)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	6,892	13,902	11,700
Proceeds from maturities and principal reductions of marketable securities available-for-sale	210,362	206,089	278,621
Proceeds from sale of marketable securities available-for-sale	5,206	36,811	1,951
Proceeds of bank-owned life insurance	2,730	4,259	1,190
Net increase in loans	(276,707)	(120,076)	(33,434)
Net (purchases)/redemptions of Federal Home Loan Bank stock	(3,902)	(4,343)	33,513
Proceeds from sale of real estate owned	6,312	4,342	8,113
Sale of real estate owned for investment	607	608	607
Purchases of premises and equipment	(5,233)	(3,719)	(15,227)
Acquisitions, net of cash received	—	—	1,102,237
Net cash provided by/(used in) investing activities	(281,913)	(104,040)	1,150,598

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years ended December 31,
	2018	2017	2016
Financing activities:
Net increase/(decrease) in deposits	$67,190	(270,989)	(157,457)
Repayments of long-term borrowings	—	—	(774,863)
Net increase/(decrease) in short-term borrowings	126,151	(34,661)	(81,765)
Increase/(decrease) in advances by borrowers for taxes and insurance	2,473	3,946	(139)
Share repurchases	—	—	(1,752)
Cash dividends paid on common stock	(69,921)	(65,212)	(60,156)
Proceeds from stock options exercised	8,190	7,001	10,856
Excess tax benefit from stock-based compensation	—	—	1,425
Net cash provided by/(used) in financing activities	134,083	(359,915)	(1,063,851)
Net increase/(decrease) in cash and cash equivalents	$(8,921)	(312,157)	222,459

Cash and cash equivalents at beginning of period	$77,710	389,867	167,408
Net increase/(decrease) in cash and cash equivalents	(8,921)	(312,157)	222,459
Cash and cash equivalents at end of period	$68,789	77,710	389,867

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $29,330, $22,385 and $22,213, respectively)	$36,856	28,254	39,649
Income taxes	25,849	32,270	9,710

Noncash activities:
Business acquisitions
Fair value of assets acquired	$—	—	546,247
Net cash received	—	—	1,102,237
Liabilities assumed	$—	—	1,648,484

Loan foreclosures and repossessions	$7,181	8,130	6,252
Sale of real estate owned financed by the Company	296	168	498
 See accompanying notes to consolidated financial statements

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
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

(d)                                 Investment Securities

We classify marketable securities at the time of purchase as held-to-maturity, available-for-sale, or trading. Securities for which management has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts on a level yield basis (amortized cost).  If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/ liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income/(loss), a separate component of shareholders’ equity, net of tax. Securities classified as available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with changes in fair value included in earnings. The cost of securities sold is determined on a specific identification basis. We held no securities classified as trading at or during the years ended December 31, 2018 and 2017.

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
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

(e)                                  Loans Receivable

Our loan segments consist of Personal Banking and Business Banking loans.  Personal Banking loans include residential mortgage, home equity and consumer loans.  Business Banking loans include commercial real estate and commercial loans.  Originated loans are carried at their unpaid principal balance net of any deferred origination fees or costs and the allowance for loan losses. Interest income on loans is credited to income as earned. Interest earned on loans for which no payments were received during the month is accrued at month end. Accrued interest on loans more than 90 days delinquent is reversed and such loans are placed on nonaccrual status.

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

We identify certain residential mortgage loans which will be sold prior to maturity, as loans held for sale. These loans are recorded at the lower of amortized cost or fair value less estimated cost to sell. At December 31, 2018 and 2017, there were $0 and $3.1 million of residential mortgage loans classified as held for sale, respectively.

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
December 31, 2018, 2017 and 2016
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

Interest income on non-performing loans is recognized using the cash basis method. For non-performing loans, interest collected is credited to income in the period of recovery or applied to reduce principal if there is sufficient doubt about the collectability of principal.

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
December 31, 2018, 2017 and 2016
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
December 31, 2018, 2017 and 2016
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

We conducted our annual impairment assessment as of June 30, 2018 by first performing a qualitative assessment of goodwill to determine if it was more likely than not that the fair value was less than the carrying value.  In performing a qualitative analysis, factors considered include, but are not limited to, macroeconomic conditions, industry and market conditions and overall financial performance.  The results of the qualitative assessment for 2018 indicated that it was not more likely than not that the fair value of the reporting unit was less than the carrying value.  Consequently, no additional quantitative two-step impairment test was required and no impairment was recorded in 2018.  As of June 30, 2017, we performed a quantitative impairment test that did not result in any impairment.  Future events could cause us to conclude that goodwill has become impaired, which would result in recording an impairment loss. There were no changes in our operations that would cause us to update the assessment performed as of June 30, 2018 and 2017. Accordingly, we have determined that goodwill is not impaired as of December 31, 2018 and 2017.

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

(l)                                 Bank-Owned Life Insurance

We own insurance on the lives of a certain group of current and former employees and directors. The policies were purchased to help offset the increase in the costs of various benefit plans, including healthcare, as well as the directors deferred compensation plan.  The cash surrender value of these policies is included as an asset on the consolidated statements of financial condition and any increases in the cash surrender value are recorded as tax-free noninterest income on the consolidated statements of income. In the event of the death of an insured individual covered by these policies, after distribution to the insured’s beneficiaries, if any, we receive a tax-free death benefit, which is recorded as noninterest income.

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
December 31, 2018, 2017 and 2016
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

(p)                                 Stock-Related Compensation

We determine the fair value of each option award, estimated on the grant date, using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model uses variables including expected volatilities, expected term, risk-free discount rate and annual rate of quarterly dividends. Expected volatilities are based on historical volatility of the Company’s stock. The expected terms are based upon actual exercise and forfeiture experience of previous option grants. The risk-free rate is based on yields on U.S. Treasury securities of a similar maturity to the expected term of the options. For options outstanding at December 31, 2018, the following assumptions were used to determine the options fair value: (1) annual rate of quarterly dividends ranging from 3.2% to 5.1% based on historical dividends and market prices; (2) expected volatility of 14.0% to 22.0% based on historical average monthly volatility; (3) risk-free discount rates ranging from 1.7% to 3.1%; and (4) expected lives of seven to nine years based on previous grants. During the year ended December 31, 2018, we awarded 831,160 stock options to employees and 64,800 stock options to directors. The options granted in 2018 vest over a seven-year period, with the first vesting occurring on the grant date. New shares are issued when options are exercised. During the year ended December 31, 2017, we awarded 754,210 stock options to employees and 64,800 stock options to directors.The options granted in 2017 vest over a ten-year period, with the first vesting occurring on the grant date. New shares are issued when options are exercised. Option awards are generally granted with an exercise price equal to the closing market price of the Company’s stock on the day before the grant date. Once shares have vested, they are no longer restricted. Compensation expense, in the amount of the fair market value of the common stock at the date of the grant will be recognized pro rata over the periods in which the shares vest. While restricted, the recipients are entitled to all shareholder rights, except that the shares may not be sold, pledged, or otherwise disposed of and are required to be held in a trust.

During the year ended December 31, 2018, we awarded 390,030 restricted shares to employees and 24,300 restricted shares to directors. The common share awards granted in 2018 vest over a seven-year period, with the first vesting occurring on the grant date. During the year ended December 31, 2017, we awarded 353,750 common shares to employees and 24,300 common shares to directors. The common share awards granted in 2017 vest over a ten-year period, with the first vesting occurring on the grant date. For additional information regarding grants of stock options and common shares, see note 14.

Stock-based employee compensation expense related to common share awards of $5.8 million, $3.8 million and $3.5 million was included in income before income taxes during the years ended December 31, 2018, 2017 and 2016, respectively. The effect on net income for the years ended December 31, 2018, 2017 and 2016 was a reduction of $4.2 million, $2.3 million and $2.2 million, respectively. Total compensation expense for unvested stock options of $4.1 million has yet to be recognized as of December 31, 2018. The weighted average period over which this remaining stock option expense will be recognized is approximately 3.97 years.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

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

At times, we utilize interest rate swap agreements as part of the management of interest rate risk to hedge the interest rate risk on our trust preferred debentures.  Amounts receivable or payable are recognized as accrued under the terms of the agreements and the differential is recorded as an adjustment to interest expense.  The interest rate swaps are designated as cash flow hedges, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense. For derivatives that are not designated as hedging instruments, any gain or loss is recognized immediately in earnings.

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

(2)                                 Recent Accounting Pronouncements

(a)    Recently Adopted Accounting Standards

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
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

Our insurance subsidiary is an employee benefits and property and casualty insurance agency specializing in commercial and personal insurance as well as retirement benefit plans. Insurance commission income is recognized at the time of sale of the third party’s product or service to our customers.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments”. The main objective of this ASU is to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this Update provide guidance on the following eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of bank-owned life insurance (BOLI) policies, distributions received from equity method investments, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We adopted this guidance as of January 1, 2018 and applied it on a retrospective basis. No material reclassifications were made for the year ended December 31, 2017.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Costs". This guidance provides financial statement users with clearer and disaggregated information related to the components of net periodic benefit cost and improve transparency of the presentation of net periodic benefit cost in the financial statements. Employers will present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Employers will present the other components of the net periodic benefit cost separately from the line items that includes the service cost outside of any subtotal of operating income, if one is presented. This guidance is effective for annual and interim periods beginning after December 15, 2017 and should be applied retrospectively. We adopted this standard as of January 1, 2018. The other components of the net periodic benefit cost for the year ended December 31, 2017 and December 31, 2016 totaled $2.1 million and $1.6 million, respectively, and were reclassified from compensation and employee benefits to other expense.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This guidance permits a reclassification from accumulated other comprehensive income to retained earnings of the stranded tax effects resulting from the Tax Cuts and Jobs Act. This guidance is effective for annual or interim reporting periods beginning after December 15, 2018, but permits early adoption in a period for which financial statements have not been issued. We have elected to early adopt the ASU as of January 1, 2018. The reclassification from accumulated other comprehensive income to retained earnings was $6.7 million for the release of stranded income tax benefits relating to the unrealized net gains and losses on available for sale securities and the change in fair value of our interest rate swaps and our pension plan. Our policy for releasing income tax effects from accumulated other comprehensive income is to release them when investments are sold or matured and liabilities are extinguished.

(b)    Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-2, “Leases”. This guidance requires a lessee to recognize in the statement of financial condition a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the term of the lease. Optional periods should only be recognized if the lessee is reasonably certain to exercise the option. For leases with a term of twelve months or less, the lessee is permitted not to recognize lease assets and lease liabilities and should recognize lease expense for such leases generally on a straight-line basis over the term of the lease. This guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those years and early adoption is permitted. We will utilized the transition method included in ASU 2018-11 which will allow us to apply ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented. Our reporting for periods prior to January 1, 2019 will continue to be in accordance with Leases (Topic 840). We have elected to apply the package of practical expedients, which, among other things, allows for the carry forward of the historical lease classification for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease. We lease certain branch and office facilities or land under operating leases. Based on our evaluation, the right-of-use asset and corresponding lease obligation liability is expected to be approximately $40 million to $45 million. The Company does not believe the new lease standard will materially affect its consolidated net income.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments", which eliminates the probable initial recognition threshold for credit losses and instead requires that all financial assets (or group of financial assets) measured at amortized cost be presented at the net amount expected to be collected inclusive of the entity’s current estimate of all lifetime expected credit losses. This guidance also applies to certain off balance- sheet credit exposures such as unfunded commitments and non-derivative financial guarantees. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets in order to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The income statement under this guidance will reflect the initial recognition of current expected credit losses for newly recognized assets, as well as any increases or decreases of expected credit losses that have occurred during the period. This guidance retains many currently existing disclosures related to the credit quality of an entity’s assets and the related allowance for credit losses amended to reflect the change to an expected credit loss methodology, as well as enhanced disclosures to provide information to users at a more disaggregated level. Upon adoption, ASU 2016-13 provides for a modified retrospective transition by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective, except for debt securities for which other-than-temporary impairment has previously been recognized. For these debt securities, a prospective transition is provided in order to maintain the same amortized cost prior to and subsequent to the effective date of the ASU. This guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. Management created a formal working group to govern the implementation of these amendments consisting of key stakeholders from finance, risk, credit and accounting. We are currently in the process of designing current expected credit loss estimation methodologies and systems, and collecting data to be able to comply with the standard. We have engaged with a third-party to assist in the development of certain portfolio-level estimation methodologies and have chosen a third-party software platform provider. We are also evaluating the effect this guidance will have on our results of operations, financial position and related disclosures. The impact of the ASU will depend upon the state of the economy and the nature of our portfolios, among other items, at the date of adoption.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement.” This guidance removes, modifies and adds disclosure requirements for fair value measurements. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted for any removed or modified disclosure requirements. Transition is on a prospective basis for the new and modified disclosures, and on a retrospective basis for disclosures that have been eliminated. We do not expect this guidance to have a material impact on our financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans General (Subtopic 715-20) - Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.” This guidance removes and adds disclosure requirements for defined benefit pension or other post-retirement plans. This guidance is effective for annual periods beginning after December 15, 2020, with early adoption permitted, and requires retrospective adoption for all periods presented. We do not expect this guidance to have a material impact on our financial statements.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

(3)    Marketable Securities

Marketable securities available-for-sale at December 31, 2018 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year through five years	$14,756	24	—	14,780

Debt issued by government sponsored enterprises:		3
Due in one year or less	85,089	—	(795)	84,294
Due in one year through five years	101,078	71	(1,512)	99,637
Due after ten years	3,546	—	(142)	3,404

Municipal securities:
Due in one year or less	1,333	2	(6)	1,329
Due in one year through five years	3,985	54	(4)	4,035
Due in five years through ten years	10,603	60	—	10,663
Due after ten years	5,105	31	—	5,136

Corporate debt issues:
Due in five years through ten years	914	—	—	914

Residential mortgage-backed securities:
Fixed rate pass-through	130,172	568	(4,113)	126,627
Variable rate pass-through	24,761	1,003	(5)	25,759
Fixed rate agency CMOs	365,427	865	(5,921)	360,371
Variable rate agency CMOs	64,246	280	(25)	64,501
Total residential mortgage-backed securities	584,606	2,716	(10,064)	577,258
Total marketable securities available-for-sale	$811,015	2,958	(12,523)	801,450

Marketable securities held to maturity at December 31, 2018 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Residential mortgage-backed securities:
Fixed rate pass-through	$2,896	53	—	2,949
Variable rate pass-through	1,666	39	—	1,705
Fixed rate agency CMOs	17,552	—	(422)	17,130
Variable rate agency CMOs	651	11	—	662
Total residential mortgage-backed securities	22,765	103	(422)	22,446
Total marketable securities held-to-maturity	$22,765	103	(422)	22,446

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
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
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table presents information regarding the issuers and the carrying values of our mortgage-backed securities at December 31, 2018 and 2017:

	December 31,
	2018	2017
Residential mortgage backed securities:
FNMA	$288,825	286,031
GNMA	81,444	37,796
FHLMC	229,226	236,007
Other (including non-agency)	528	570
Total residential mortgage-backed securities	$600,023	560,404

Marketable securities having a carrying value of $132.4 million at December 31, 2018 were pledged under collateral agreements. During the year ended December 31, 2018, we sold marketable securities classified as available-for-sale for $5.2 million, with gross realized gains of $189,000 and gross realized losses of $37,000. During the year ended December 31, 2017, we sold marketable securities classified as available-for-sale for $36.8 million, with gross realized gains of $1.8 million and gross realized losses of $626,000. During the year ended December 31, 2016, we sold marketable securities classified as available-for-sale for $2.0 million, with gross realized gains of $268,000 and no gross realized losses. During the years ended December 31, 2018, 2017 and 2016, we did not recognize non-cash credit related other-than-temporary-impairment in our investment portfolio.

The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2018:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss
Government sponsored enterprises	$—	—	136,425	(2,449)	136,425	(2,449)
Municipal securities	929	(1)	1,709	(10)	2,638	(11)
Residential mortgage-backed securities - agency	34,031	(30)	346,675	(10,456)	380,706	(10,486)

Total temporarily impaired securities	$34,960	(31)	484,809	(12,915)	519,769	(12,946)

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

We perform an assessment to determine whether there have been any events or economic circumstances that indicate a security which has an unrealized loss is impaired other-than-temporarily. The assessment considers many factors including the severity and duration of the impairment; recent events specific to the issuer or industry; and for debt securities, external credit ratings, underlying collateral position and recent downgrades.  For asset backed securities, we evaluate current characteristics of each security such as delinquency and foreclosure levels, credit enhancements and projected losses and coverage.  It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future losses.  Events that may trigger material declines in fair values for these

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

securities in the future would be, but are not limited to: deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.  For debt securities, credit related other-than-temporary impairment is recognized in earnings, while noncredit related other-than-temporary impairment on securities not expected to be sold, or otherwise disposed of, is recognized in other comprehensive income. We assert that we do not have the intent to sell these securities and it is more likely than not that we will not have to sell these securities before a recovery of our cost basis.  For these reasons, we consider the unrealized losses to be temporary impairment losses. There are approximately 180 positions that are temporarily impaired at December 31, 2018. The aggregate carrying amount of cost-method investments, including both held-to-maturity and available-for-sale, at December 31, 2018 was $824.2 million, of which all were evaluated for impairment. As of December 31, 2018, there were no investment securities for which other-than-temporary impairment charges were recorded in earnings.

The table below shows a cumulative roll forward of credit related impairment losses recognized in earnings for debt securities held and not intended to be sold:

	December 31,
	2018	2017
Beginning balance as of January 1, (1)	$352	7,942
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	(7,265)
Reduction for securities sold realized during the year	(352)	(325)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance as of December 31,	$—	352

(1)	The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

(4)    Loans Receivable and Allowance for Loan Losses

Loans receivable at December 31, 2018 and 2017 are summarized in the table below:

	December 31, 2018			December 31, 2017
	Originated	Acquired	Total	Originated	Acquired	Total
Personal Banking:
Residential mortgage loans (1)	$2,766,430	93,782	2,860,212	2,658,726	113,823	2,772,549
Home equity loans	1,043,878	214,544	1,258,422	1,051,558	258,797	1,310,355
Consumer finance loans (2)	3,817	—	3,817	18,619	—	18,619
Consumer loans	775,378	58,671	834,049	540,832	97,877	638,709
Total Personal Banking	4,589,503	366,997	4,956,500	4,269,735	470,497	4,740,232

Commercial Banking:
Commercial real estate loans	2,416,047	223,327	2,639,374	2,303,179	296,161	2,599,340
Commercial loans	612,962	48,816	661,778	572,341	60,822	633,163
Total Commercial Banking	3,029,009	272,143	3,301,152	2,875,520	356,983	3,232,503
Total loans receivable, gross	7,618,512	639,140	8,257,652	7,145,255	827,480	7,972,735

Deferred loan costs	36,820	798	37,618	26,255	1,527	27,782
Allowance for loan losses	(51,751)	(3,463)	(55,214)	(50,572)	(6,223)	(56,795)
Undisbursed loan proceeds:
Residential mortgage loans	(11,513)	—	(11,513)	(10,067)	—	(10,067)
Commercial real estate loans	(167,029)	(524)	(167,553)	(141,967)	(2,647)	(144,614)
Commercial loans	(63,605)	(1,160)	(64,765)	(51,143)	(1,284)	(52,427)
Total loans receivable, net	$7,361,434	634,791	7,996,225	6,917,761	818,853	7,736,614
(1) Includes $0 and $3.1 million of loans held for sale at December 31, 2018 and 2017, respectively.
(2) Represents loans from our consumer finance subsidiary that was closed in 2017 which are no longer being originated.

As of December 31, 2018, 2017 and 2016, we serviced loans for others approximating $794.2 million, $887.3 million and $918.9 million, respectively. These loans serviced for others are not our assets and are not included in our financial statements.

As of December 31, 2018 and 2017, approximately 58% and 60%, respectively, of our loan portfolio was secured by properties located in Pennsylvania. We do not believe we have significant concentrations of credit risk to any one group of borrowers given our underwriting and collateral requirements.

Loans receivable as of December 31, 2018 and 2017 include $2.810 billion and $2.856 billion, respectively, of adjustable rate loans and $5.448 billion and $5.117 billion, respectively, of fixed rate loans.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to the outstanding principal balance and related carrying value of acquired loans for the dates indicated:

	December 31,
	2018	2017

Acquired loans evaluated individually for future credit losses:
Outstanding principal balance	$8,189	9,735
Carrying value	5,690	6,875

Acquired loans evaluated collectively for future credit losses:
Outstanding principal balance	637,170	824,205
Carrying value	632,564	818,201

Total acquired loans:
Outstanding principal balance	645,359	833,940
Carrying value	638,254	825,076

The following table provides information related to the changes in the accretable discount, which includes income recognized from contractual cash flows for the dates indicated:

Total
Balance at December 31, 2016	$2,187
Accretion	(1,318)
Net reclassification from nonaccretable yield	671
Balance at December 31, 2017	1,540
Accretion	(785)
Net reclassification from nonaccretable yield	—
Balance at December 31, 2018	$755

The following table provides information related to purchased credit impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2018:

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income/ accretion recognized
Personal Banking:
Residential mortgage loans	$990	1,598	6	1,294	226
Home equity loans	1,008	1,959	7	1,483	157
Consumer loans	29	76	4	53	35
Total Personal Banking	2,027	3,633	17	2,830	418

Commercial Banking:
Commercial real estate loans	3,584	4,471	1	4,028	358
Commercial loans	79	85	—	82	9
Total Commercial Banking	3,663	4,556	1	4,110	367
Total	$5,690	8,189	18	6,940	785

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to changes in the allowance for loan losses for the year ended December 31, 2018:

	Balance December 31, 2018	Provision	Charge-offs	Recoveries	Balance December 31, 2017
Originated loans
Personal Banking:
Residential mortgage loans	$4,054	808	(1,067)	489	3,824
Home equity loans	3,184	(25)	(1,183)	320	4,072
Consumer finance loans	676	(1,282)	(2,813)	803	3,968
Consumer loans	10,404	12,151	(12,861)	2,639	8,475
Total Personal Banking	18,318	11,652	(17,924)	4,251	20,339

Commercial Banking:
Commercial real estate loans	26,379	11,349	(6,096)	1,215	19,911
Commercial loans	7,054	(2,062)	(2,675)	1,469	10,322
Total Commercial Banking	33,433	9,287	(8,771)	2,684	30,233
Total originated loans	51,751	20,939	(26,695)	6,935	50,572

Acquired loans
Personal Banking:
Residential mortgage loans	83	(61)	(112)	125	131
Home equity loans	348	(23)	(602)	211	762
Consumer loans	419	(335)	(291)	155	890
Total Personal Banking	850	(419)	(1,005)	491	1,783

Commercial Banking:
Commercial real estate loans	1,996	(467)	(1,291)	205	3,549
Commercial loans	617	279	(650)	97	891
Total Commercial Banking	2,613	(188)	(1,941)	302	4,440
Total acquired loans	3,463	(607)	(2,946)	793	6,223

Total	$55,214	20,332	(29,641)	7,728	56,795

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to changes in the allowance for loan losses for the year ended December 31, 2017:

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to changes in the allowance for loan losses for the year ended December 31, 2016:

	Balance December 31, 2016	Provision	Charge-offs	Recoveries	Balance December 31, 2015
Originated loans
Personal Banking:
Residential mortgage loans	$4,656	2,906	(3,228)	286	4,692
Home equity loans	3,486	293	(1,090)	342	3,941
Consumer finance loans	3,445	3,117	(3,323)	376	3,275
Consumer loans	4,529	5,935	(6,902)	1,283	4,213
Total Personal Banking	16,116	12,251	(14,543)	2,287	16,121

Commercial Banking:
Commercial real estate loans	23,667	(9,819)	(2,403)	3,541	32,348
Commercial loans	15,510	4,834	(4,165)	2,340	12,501
Total Commercial Banking	39,177	(4,985)	(6,568)	5,881	44,849
Total originated loans	55,293	7,266	(21,111)	8,168	60,970

Acquired loans
Personal Banking:
Residential mortgage loans	71	146	(252)	159	18
Home equity loans	1,047	2,065	(1,449)	330	101
Other consumer loans	653	1,072	(680)	151	110
Total Personal Banking	1,771	3,283	(2,381)	640	229

Business Banking:
Commercial real estate loans	3,008	2,116	(1,337)	790	1,439
Commercial loans	867	877	(52)	8	34
Total Business Banking	3,875	2,993	(1,389)	798	1,473
Total acquired loans	5,646	6,276	(3,770)	1,438	1,702

Total	$60,939	13,542	(24,881)	9,606	62,672

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
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable as of December 31, 2018:

	Recorded investment in loans receivable	Allowance for loan losses	Recorded investment in loans on nonaccrual (1)	Recorded investment in loans 90 days or more past maturity and still accruing	TDRs (1)	Allowance for loan losses related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,864,470	4,137	15,848	—	5,382	993	—
Home equity loans	1,258,422	3,532	7,075	136	4,502	1,520	4
Consumer finance loans	3,817	676	22	3	—	—	—
Consumer loans	855,896	10,823	4,300	27	—	—	—
Total Personal Banking	4,982,605	19,168	27,245	166	9,884	2,513	4

Commercial Banking:
Commercial real estate loans	2,471,821	28,375	36,935	—	19,859	313	310
Commercial loans	597,013	7,671	8,101	—	3,865	263	74
Total Commercial Banking	3,068,834	36,046	45,036	—	23,724	576	384

Total	$8,051,439	55,214	72,281	166	33,608	3,089	388

(1)	Includes $15.3 million of nonaccrual TDRs.

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
December 31, 2018, 2017 and 2016
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

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2018:

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$12,965	2,883	—	6,660	22,508	20,733	910
Home equity loans	5,996	1,079	—	1,818	8,893	9,075	511
Consumer finance loans	22	—	—	—	22	24
Consumer loans	3,228	1,072	—	—	4,300	3,992	235
Total Personal Banking	22,211	5,034	—	8,478	35,723	33,824	1,656

Commercial Banking:
Commercial real estate loans	25,509	11,426	8,549	4,435	49,919	41,328	1,599
Commercial loans	3,010	5,091	2,453	2,087	12,641	9,186	507
Total Commercial Banking	28,519	16,517	11,002	6,522	62,560	50,514	2,106

Total	$50,730	21,551	11,002	15,000	98,283	84,338	3,762

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
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

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable as of and for the year ended December 31, 2018:

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,856,359	8,111	8,111	747	—
Home equity loans	1,256,255	2,167	2,167	523	—
Consumer finance loans	3,817	—	—	—	—
Consumer loans	855,867	29	29	6	—
Total Personal Banking	4,972,298	10,307	10,307	1,276	—

Commercial Banking:
Commercial real estate loans	2,436,605	35,216	31,830	6,499	3,386
Commercial loans	588,932	8,081	6,738	767	1,343
Total Commercial Banking	3,025,537	43,297	38,568	7,266	4,729

Total	$7,997,835	53,604	48,875	8,542	4,729

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides a roll forward of troubled debt restructurings for the periods indicated:

	For the years ended December 31,
	2018		2017
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	205	$32,104	225	$42,926
New TDRs	29	1,800	24	5,450
Re-modified TDRs	6	3,086	5	2,099
Net paydowns		(6,606)		(11,538)
Charge-offs:
Residential mortgage loans	1	(135)	1	(77)
Home equity loans	—	—	1	(48)
Commercial real estate loans	2	(294)	2	(2,498)
Commercial loans	7	(1,345)	6	(259)
Paid-off loans:
Residential mortgage loans	5	258	—	—
Home equity loans	5	83	8	(62)
Commercial real estate loans	10	2,254	15	(1,633)
Commercial loans	9	2,403	11	(2,256)
Ending TDR balance:	195	$33,608	205	$32,104

Accruing TDRs		$18,302		$19,819
Non-accrual TDRs		15,306		12,285

     The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the year ended December 31, 2018:

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	9	$754	749	72
Home equity loans	17	636	610	150
Total Personal Banking	26	1,390	1,359	222

Commercial Banking:
Commercial real estate loans	5	3,157	3,114	169
Commercial loans	4	339	342	69
Total Commercial Banking	9	3,496	3,456	238

Total	35	$4,886	4,815	460

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
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

The following table provides information related to troubled debt restructurings (including re-modified TDRs) that have subsequently defaulted by portfolio segment and by class of financing receivable during the year ended December 31, 2017:

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings modified within the previous twelve months that have subsequently defaulted:
Personal Banking:
Residential mortgage loans	1	$336	334	34
Home equity loans	—	—	—	—
Total Personal Banking	1	336	334	34

Commercial Banking:
Commercial real estate loans	2	438	426	35
Commercial loans	—	—	—	—
Total Business Banking	2	438	426	35

Total	3	$774	760	69

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the year ended December 31, 2016:

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	7	$1,199	1,177	114
Home equity loans	7	475	471	110
Total Personal Banking	14	1,674	1,648	224

Commercial Banking:
Commercial real estate loans	7	3,729	3,643	485
Commercial loans	20	4,376	2,218	508
Total Commercial Banking	27	8,105	5,861	993

Total	41	$9,779	7,509	1,217

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings modified within the previous twelve months that have subsequently defaulted:
Personal Banking:
Residential mortgage loans	—	$—	—	—
Home equity loans	—	—	—	—
Consumer loans	—	—	—	—
Total Personal Banking	—	—	—	—

Commercial Banking:
Commercial real estate loans	1	429	425	31
Commercial loans	3	533	533	533
Total Commercial Banking	4	962	958	564

	4	$962	958	564

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable during the year ended December 31, 2018:

	Number of	Type of modification
	contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	9	$7	326	330	86	749
Home equity loans	17	64	264	90	192	610
Total Personal Banking	26	71	590	420	278	1,359

Commercial Banking:
Commercial real estate loans	5	—	—	3,114	—	3,114
Commercial loans	4	—	—	342	—	342
Total Commercial Banking	9	—	—	3,456	—	3,456

Total	35	$71	590	3,876	278	4,815

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the year ended December 31, 2018:

	Number of re-modified	Type of re-modification
	TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Commercial Banking:
Commercial real estate loans	3	—	—	2,854	—	2,854
Commercial loans	3	—	—	192	—	192
Total Commercial Banking	6	—	—	3,046	—	3,046

Total	6	$—	—	3,046	—	3,046

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to loan delinquencies as of December 31, 2018:

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans	90 days or greater delinquent and accruing (1)
Originated loans
Personal Banking:
Residential mortgage loans	$27,245	5,732	11,668	44,645	2,714,474	2,759,119	—
Home equity loans	6,810	1,771	4,825	13,406	1,030,472	1,043,878	—
Consumer finance loans	661	172	21	854	2,963	3,817	—
Consumer loans	9,000	2,867	3,037	14,904	793,092	807,996	—
Total Personal Banking	43,716	10,542	19,551	73,809	4,541,001	4,614,810	—

Commercial Banking:
Commercial real estate loans	5,391	4,801	21,721	31,913	2,217,105	2,249,018
Commercial loans	609	560	2,714	3,883	545,474	549,357
Total Commercial Banking	6,000	5,361	24,435	35,796	2,762,579	2,798,375	—
Total originated loans	49,716	15,903	43,986	109,605	7,303,580	7,413,185	—

Acquired loans
Personal Banking:
Residential mortgage loans	532	693	1,317	2,542	91,240	93,782	19
Home equity loans	1,839	294	1,212	3,345	211,199	214,544	40
Consumer loans	447	175	196	818	58,651	59,469	6
Total Personal Banking	2,818	1,162	2,725	6,705	361,090	367,795	65

Commercial Banking:
Commercial real estate loans	112	586	3,866	4,564	218,239	222,803	78
Commercial loans	364	—	296	660	46,996	47,656	—
Total Commercial Banking	476	586	4,162	5,224	265,235	270,459	78
Total acquired loans	3,294	1,748	6,887	11,929	626,325	638,254	143

Total loans	$53,010	17,651	50,873	121,534	7,929,905	8,051,439	143

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
December 31, 2018, 2017 and 2016
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
December 31, 2018, 2017 and 2016
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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth information about credit quality indicators as of December 31, 2018:

	Pass	Special mention	Substandard	Doubtful	Loss	Total
Originated loans
Personal Banking:
Residential mortgage loans	$2,749,266	—	9,853	—	—	2,759,119
Home equity loans	1,038,245	—	5,633	—	—	1,043,878
Consumer finance loans	3,817	—	—	—	—	3,817
Consumer loans	804,075	—	3,921	—	—	807,996
Total Personal Banking	4,595,403	—	19,407	—	—	4,614,810

Commercial Banking:
Commercial real estate loans	2,062,728	91,142	95,148	—	—	2,249,018
Commercial loans	503,665	15,760	29,932	—	—	549,357
Total Commercial Banking	2,566,393	106,902	125,080	—	—	2,798,375
Total originated loans	7,161,796	106,902	144,487	—	—	7,413,185

Acquired loans
Personal Banking:
Residential mortgage loans	92,625	—	1,157	—	—	93,782
Home equity loans	213,273	—	1,271	—	—	214,544
Consumer loans	58,954	—	515		—	59,469
Total Personal Banking	364,852	—	2,943	—	—	367,795

Commercial Banking:
Commercial real estate loans	191,622	3,546	27,635	—	—	222,803
Commercial loans	35,397	3,521	8,738	—	—	47,656
Total Commercial Banking	227,019	7,067	36,373	—	—	270,459
Total acquired loans	591,871	7,067	39,316	—	—	638,254

Total loans	$7,753,667	113,969	183,803	—	—	8,051,439

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
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

Our exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. We use the same credit policies in making commitments for off-balance-sheet financial instruments as we do for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of December 31, 2018 and 2017 are presented in the following table:

	December 31,
	2018	2017
Loan commitments	$136,760	181,058
Undisbursed lines of credit	788,262	872,700
Standby letters of credit	32,581	25,718
Total	$957,603	1,079,476

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
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

Outstanding loan commitments at December 31, 2018 for fixed rate loans were $60.7 million. The interest rates on these commitments approximate market rates at December 31, 2018. Outstanding loan commitments at December 31, 2018 for adjustable rate loans were $78.0 million.  The fair values of these commitments are affected by fluctuations in market rates of interest.

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. As of December 31, 2018, the maximum potential amount of future payments we could be required to make under these standby letters of credit is $39.7 million, of which $32.6 million is fully collateralized. A liability (which represents deferred income) of $267,000 and $169,000 has been recognized for the obligations as of December 31, 2018 and 2017, respectively, and there are no recourse provisions that would enable us to recover any amounts from third parties.

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

The following table shows changes in MSRs as of and for the years ended December 31, 2018 and 2017:

	Servicing rights	Valuation allowance	Net carrying value and fair value
Balance at December 31, 2016	$4,239	(4)	4,235
Additions	833	4	837
Amortization	(1,549)	—	(1,549)
Balance at December 31, 2017	3,523	—	3,523
Additions	50	—	50
Amortization	(1,470)	—	(1,470)
Balance at December 31, 2018	$2,103	—	2,103

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

(5)                                 Accrued Interest Receivable

Accrued interest receivable as of December 31, 2018 and 2017 is presented in the following table:

	December 31,
	2018	2017
Investment securities	$1,035	1,260
Mortgage-backed securities	1,333	1,107
Loans receivable	22,122	20,985
	$24,490	23,352

(6)    Federal Home Loan Bank Stock

Northwest Bank is a member of the Federal Home Loan Bank ("FHLB") system.  As a member, we are required to maintain an investment in the capital stock of the FHLB of Pittsburgh in accordance with their 2015 Capital Plan, at cost, in two subclasses based on the following ranges:  Membership stock purchase (Subclass B-1) ranging from 0.05% to 1.0% of the member asset value as defined by the FHLB, currently at 0.10%; and Activity-based stock purchase (Subclass B-2) ranging from 2.0% to 6.0% of outstanding advances, currently at 4.0%; 0.0% to 6.0% of acquired member assets, currently at 4.0%; 0.0% to 4.0% of certain letters of credit, currently at 0.75%; and 0.0% to 6.0% of outstanding advance commitments settling more than 30 days after trade, currently at 0.0%. Our investment in the capital stock of the FHLB of Pittsburgh at December 31, 2018 and December 31, 2017 was $15.6 million and $11.7 million, respectively. We received dividends on capital stock during the years ended December 31, 2018 and 2017 of $452,000 and $250,000, respectively.  Future dividends may be established at different rates for the two subclasses of capital stock.

(7)                                 Premises and Equipment

Premises and equipment at December 31, 2018 and 2017 are summarized by major classification in the following table:

	December 31,
	2018	2017
Land and land improvements	$21,042	21,563
Office buildings and improvements	150,328	150,056
Furniture, fixtures and equipment	119,829	125,347
Leasehold improvements	17,419	19,909
Total, at cost	308,618	316,875
Less accumulated depreciation and amortization	(165,228)	(164,931)
Premises and equipment, net	$143,390	151,944

Depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 was $12.1 million, $12.4 million and $13.7 million, respectively.

Premises used by certain of our offices are occupied under formal operating lease arrangements. The leases expire on various dates through 2027. Minimum annual rentals by fiscal year are summarized in the following table:

2019	$4,677
2020	3,884
2021	3,179
2022	2,465
2023	2,040
Thereafter	7,784
Total	$24,029

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

Rental expense for the years ended December 31, 2018, 2017 and 2016 was $5.4 million, $5.6 million and $5.3 million, respectively.

(8)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
Amortizable intangible assets:
Core deposit intangibles - gross	$63,685	63,685
Acquisitions	—	—
Less: accumulated amortization	(45,027)	(40,029)
Core deposit intangibles - net	$18,658	23,656

Customer and Contract intangible assets - gross	$10,474	10,474
Acquisitions	—	—
Less: accumulated amortization	(9,311)	(8,461)
Customer and Contract intangible assets - net	$1,163	2,013

The following information shows the actual aggregate amortization expense for the years ended December 31, 2018, 2017 and 2016 as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for each of the five succeeding fiscal years:

For the year ended December 31, 2016	$4,259
For the year ended December 31, 2017	6,764
For the year ended December 31, 2018	5,848
For the year ending December 31, 2019	4,933
For the year ending December 31, 2020	4,017
For the year ending December 31, 2021	3,188
For the year ending December 31, 2022	2,456
For the year ending December 31, 2023	1,847

The following table provides information for the changes in the carrying amount of goodwill:

Total
Balance at December 31, 2016	$307,420
Goodwill acquired	—
Balance at December 31, 2017	307,420
Goodwill acquired	—
Balance at December 31, 2018	$307,420

We have determined that goodwill is not impaired as of December 31, 2018 and 2017. There were no changes in our operations that would cause us to update the goodwill impairment test performed as of June 30, 2018.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

(9)    Deposits

Deposit balances at December 31, 2018 and 2017 are shown in the table below:

	December 31,
	2018	2017
Savings deposits	$1,636,099	1,653,579
Interest-bearing demand deposits	1,455,460	1,442,928
Noninterest-bearing demand deposits	1,736,156	1,610,409
Money market deposit accounts	1,661,623	1,707,450
Time deposits	1,404,841	1,412,623
Total deposits	$7,894,179	7,826,989

The aggregate amount of time deposits with a minimum denomination of $100,000 at December 31, 2018 and 2017 was $460.8 million and $436.4 million, respectively.

Generally, deposits in excess of $250,000 are not federally insured. At December 31, 2018 we had $1.675 billion of deposits in accounts exceeding $250,000.

The following table summarizes the contractual maturity of time deposits at December 31, 2018 and 2017:

	December 31,
	2018	2017
Due within 12 months	$553,173	666,348
Due between 12 and 24 months	352,074	226,171
Due between 24 and 36 months	213,591	201,654
Due between 36 and 48 months	171,866	131,530
Due between 48 and 60 months	108,068	174,704
After 60 months	6,069	12,216
Total time deposits	$1,404,841	1,412,623

The following table summarizes the interest expense incurred on the respective deposits for the years ended December 31, 2018, 2017 and 2016:

	Years ended December 31,
	2018	2017	2016
Savings deposits	$3,064	3,062	3,218
Interest-bearing demand deposits	3,607	1,027	462
Money market deposit accounts	5,740	4,203	3,621
Time deposits	18,574	14,765	16,164
Total interest expense	$30,985	23,057	23,465

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

(10)                         Borrowed Funds

     (a)                                 Borrowings

Borrowed funds at December 31, 2018 and 2017 are presented in the following table:

	December 31,
	2018		2017
	Amount	Average rate	Amount	Average rate
Term notes payable to the FHLB of Pittsburgh:
Due within one year	$128,600	2.60%	$—	—%
Total term notes payable to FHLB of Pittsburgh	128,600		—
Collateralized borrowings, due within one year	105,789	0.20%	108,238	0.20%
Total borrowed funds	$234,389		$108,238

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

At December 31, 2018 and December 31, 2017, collateralized borrowings due within one year were $105.8 million and $108.2 million, respectively. The collateralized borrowings are collateralized by various securities held in safekeeping by the FHLB of Pittsburgh. The market value of these securities exceeds the value of the collateralized borrowings. The average amount of collateralized borrowings outstanding in the years ended December 31, 2018, 2017 and 2016 was $102.3 million, $121.0 million and $141.6 million, respectively. The maximum amount of collateralized borrowings outstanding during the years ended December 31, 2018, 2017 and 2016 was $110.3 million, $137.2 million and $158.4 million, respectively.

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

The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities.  Northwest Bancorp Capital Trust III holds $51,547,000 of the Company’s junior subordinated debentures due December 30, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2018 was 4.18%. Northwest Bancorp Statutory Trust IV holds $51,547,000 of the Company’s junior subordinated debentures due December 15, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2018 was 4.17%. LNB Trust

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

II holds $8,119,000 of the Company's junior subordinated debentures due June 15, 2037, with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.48%. The rate in effect at December 31, 2018 was 4.27%.

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

The following table sets forth a summary of guaranteed capital debt securities and junior subordinated deferrable interest debentures held by the trusts as of December 31, 2018 and 2017:

	Capital debt	December 31,
	securities	2018	2017
Northwest Bancorp Capital Trust III	$50,000	51,547	51,547
Northwest Bancorp Statutory Trust IV	50,000	51,547	51,547
LNB Trust II	7,875	8,119	8,119
Total	$107,875	111,213	111,213

(11)                          Income Taxes

Total income tax was allocated for the years ended December 31, 2018, 2017 and 2016 as follows:

	Years ended December 31,
	2018	2017	2016
Income before income taxes	$28,422	41,444	21,648
Shareholders’ equity for unrealized loss on securities available-for-sale	(573)	(3,403)	(1,871)
Shareholders’ equity for tax benefit for excess of fair value above cost of stock benefit plans	—	—	(1,425)
Shareholders’ equity for pension adjustment	(24)	(213)	(2,455)
Shareholders’ equity for swap fair value adjustment	223	585	539
Unallocated income tax	$28,048	38,413	16,436

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

Income tax expense applicable to income before taxes consists of:

	Years ended December 31,
	2018	2017	2016
Current	$31,192	30,127	18,914
Deferred	(2,770)	11,317	2,734
Total income tax expense	$28,422	41,444	21,648

A reconciliation of the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income for the years ended December 31, 2018, 2017 and 2016, is as follows:

	Years ended December 31,
	2018	2017	2016
Expected tax rate	21.0%	35.0%	35.0%
Tax-exempt interest income	(0.9)%	(1.5)%	(3.3)%
State income tax, net of federal benefit	3.8%	3.2%	1.2%
Bank-owned life insurance	(0.9)%	(1.6)%	(2.6)%
Stock-based compensation	(0.8)%	(0.9)%	—%
Dividends on stock plans	(0.6)%	(1.1)%	(2.0)%
Low income housing and historic tax credits	(0.6)%	(0.5)%	(1.0)%
ESOP termination	—%	—%	3.4%
Adjustment to net deferred tax liabilities for enacted changes in tax laws and rates	—%	(2.3)%	—%
Other	0.2%	0.2%	(0.3)%
Effective tax rate	21.2%	30.5%	30.4%

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below:

	December 31,
	2018	2017
Deferred tax assets:
Deferred rent	$115	87
Deferred compensation expense	2,357	1,040
Bad debts	11,257	10,277
Other reserves	1,065	953
Accrued postretirement benefit cost	410	413
Stock benefit plans	904	744
Writedown of investment securities	—	104
Accrued expenses	—	35
Pension and postretirement benefits	13,057	13,033
Unrealized loss on the fair value of derivatives	—	223
Unrealized loss on the fair value of securities available-for-sale	2,733	2,160
Deferred income	822	1,001
Other	219	141
Total deferred tax assets	32,939	30,211
Deferred tax liabilities:
Pension expense	5,686	5,542
Purchase accounting	180	303
Intangible assets	13,839	13,546
Mortgage servicing rights	460	777
Fixed assets	4,602	4,940
Net deferred loan costs	4,558	4,690
Other	331	274
Total deferred tax liabilities	29,656	30,072
Net deferred tax asset	$3,283	139

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

We utilize a comprehensive model to recognize, measure, present and disclose in our financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  At December 31, 2018, there were no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate.  We recognize interest accrued and penalties (if any) related to unrecognized tax benefits in income tax expense.  During the year ended December 31, 2018, we did not accrue any interest.  At December 31, 2018, we had no amount accrued for interest or the payment of penalties.

We are subject to routine audits of our tax returns by the Internal Revenue Service as well as all states in which we conduct business.  We are subject to audit by the Internal Revenue Service for the tax periods ended December 31, 2018, 2017, 2016 and 2015 and subject to audit by any state in which we conduct business for the tax periods ended December 31, 2018, 2017, 2016 and 2015. The New York State audit of the Company's 2011 to 2014 tax years was finalized in 2016, resulting in an additional tax liability of $444,000. The Internal Revenue Service audit of the 2013 tax year of LNB was concluded in 2016 and resulted in no additional tax liability.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

Effective January 1, 2018 the Tax Cuts and Jobs Act of 2017 reduced our corporate federal tax rate from 35.0% to 21.0%. As a result, on the enactment date of December 22, 2017, we were required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. This re-measurement of our net deferred tax liability resulted in prior year 2017 income tax benefit of $3.1 million.

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

We recorded provisional amounts of deferred income taxes using reasonable estimates in three areas where information necessary to complete the accounting was not available, prepared, or analyzed: (i) our deferred tax asset for temporary differences associated with accrued compensation was awaiting final determinations of amounts that will be paid on or before March 15, 2019 and deducted on the 2018 income tax returns;(ii) our deferred tax liability for temporary differences associated with equity investments in partnerships was awaiting receipt of Schedules K-1 from outside preparers, which was necessary to determine our 2018 tax impact from these investments; (iii) we made no adjustments until further analysis can be completed to deferred tax assets representing future deductions for accrued compensation that may be subject to new limitations under Internal Revenue Code Section 162(m) which generally, limits the annual deduction for certain compensation paid to certain employees to $1 million.

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

In tax years prior to fiscal 1997, Northwest was permitted, under the Internal Revenue Code ("IRC"), to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at December 31, 2018 and 2017 include approximately $39.1 million representing such bad debt deductions for which no deferred income taxes have been provided.

(13)    Earnings Per Share

Basic earnings per common share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. All stock options outstanding during the years ended December 31, 2018, 2017 and 2016 were included in the computation of diluted earnings per share because the stock options exercise price was less than the average market price of the common shares of $17.20, $16.64, and $14.79, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The computation of basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 follows:

	Years ended December 31,
	2018	2017	2016
Net income available to common shareholders	$105,491	94,467	49,667

Weighted average common shares outstanding	102,073,888	101,015,083	99,439,174
Dilutive potential shares due to effect of stock options	1,492,013	1,549,822	1,225,514
Total weighted average common shares and dilutive potential shares	103,565,901	102,564,905	100,664,688
Basic earnings per share (1)	$1.03	0.94	0.50
Diluted earnings per share (1)	$1.02	0.92	0.49
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

Total expense for all retirement plans, including defined benefit pension plans, was approximately $5.8 million, $6.8 million and $5.8 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

Components of net periodic pension cost and other amounts recognized in other comprehensive income:

The following table sets forth the net periodic pension cost for the defined benefit pension plans for the years ended December 31, 2018, 2017 and 2016:

	Years ended December 31,
	2018	2017	2016
Service cost	$6,864	6,149	5,496
Interest cost	6,712	6,879	6,781
Expected return on plan assets	(11,968)	(10,512)	(9,897)
Net amortization and deferral	1,167	1,388	1,388
Net periodic pension cost	$2,775	3,904	3,768

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth other changes in the defined benefit pension plans’ plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2018	2017	2016
Net (gain)/loss	$(1,716)	(1,647)	1,550
Prior service cost	—	—	—
Amortization of prior service cost	2,323	2,323	2,323
Total recognized in other comprehensive income	$607	676	3,873
Total recognized in net periodic pension cost and other comprehensive income	$3,382	4,580	7,641

The estimated net loss and prior service credit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic cost over the next year is $3.3 million and $(2.3) million, respectively.

The following table sets forth information for the defined benefit pension plans’ funded status at December 31, 2018 and 2017:

	December 31,
	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$193,142	172,208
Service cost	6,864	6,149
Interest cost	6,712	6,879
Actuarial (gain)/loss	(19,015)	14,807
Benefits paid	(6,582)	(6,901)
Benefit obligation at end of year	$181,121	193,142

Change in plan assets:
Fair value of plan assets at beginning of year	$173,668	152,625
Actual return on plan assets	(8,820)	23,255
Employer contributions	2,500	4,689
Benefits paid	(6,582)	(6,901)
Fair value of plan assets at end of period	$160,766	173,668
Funded status at end of year	$(20,355)	(19,474)

The following table sets forth the assumptions used to develop the net periodic pension cost:

	Years ended December 31,
	2018	2017	2016
Discount rate	3.53%	4.06%	4.25%
Expected long-term rate of return on assets	7.00%	7.00%	7.00%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth the assumptions used to determine benefit obligations at the end of each period:

	Years ended December 31,
	2018	2017	2016
Discount rate	4.15%	3.53%	4.06%
Expected long-term rate of return on assets	7.00%	7.00%	7.00%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

The expected long-term rate of return on assets is based on the expected return of each of the asset categories, weighted based on the median of the target allocation for each category.  We use the Citigroup Pension Liability Index rates matching the duration of our benefit payments as of the measurement date to determine the discount rate.

The accumulated benefit obligation for the funded defined benefit pension plan was $175.1 million, $186.9 million and $165.9 million at December 31, 2018, 2017 and 2016, respectively. The accumulated benefit obligation for all unfunded defined benefit plans was $4.8 million, $6.2 million and $6.3 million at December 31, 2018, 2017 and 2016, respectively.

The following table sets forth certain information related to our pension plans:

	December 31,
	2018	2017
Projected benefit obligation	$181,121	193,142
Accumulated benefit obligation	181,121	193,142
Fair value of plan assets	160,766	173,668

We anticipate making a contribution to our defined benefit pension plan of $2.0 million to $4.0 million during the year ending December 31, 2019.

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

The following table sets forth the weighted average asset allocation of defined benefit plans:

	Target	December 31,
	allocation	2018	2017
Debt securities	20 – 50%	27%	23%
Equity securities	30 – 60%	70%	73%
Other	5 – 50%	3%	4%
Total		100%	100%

All of the assets held by the defined benefit pension plan are measured and recorded at estimated fair value on our balance sheet on a recurring basis as Level 1 assets, as defined by the fair value hierarchy defined in note 15.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth the pension plan assets as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Mutual funds - debt	$43,549	40,010
Mutual funds - equity	112,580	125,871
Cash and cash equivalents	4,637	7,787

The benefits expected to be paid in each year from 2019 to 2023 are $7.2 million, $7.5 million, $7.8 million, $7.7 million and $7.8 million, respectively. The aggregate benefits expected to be paid in the five years from 2024 to 2028 are $44.1 million. The expected benefits to be paid are based on the same assumptions used to measure our benefit obligations at December 31, 2018 and include estimated future employee service.

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

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

The following table sets forth the net periodic benefit cost for the postretirement healthcare benefits plan for the years ended December 31, 2018, 2017 and 2016:

	Years ended December 31,
	2018	2017	2016
Interest cost	$54	68	70
Amortization of net loss	98	108	90
Net period benefit cost	$152	176	160

The following table sets forth other changes in the postretirement healthcare plan’s plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2018	2017	2016
Net (gain)/loss	$(305)	(156)	109
Total recognized in other comprehensive income	$(305)	(156)	109
Total recognized in net periodic benefit cost and other comprehensive (loss)/income	$(153)	20	269

The estimated net loss for the postretirement healthcare benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2019 is $68,000.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth the funded status of the postretirement healthcare benefit plan at December 31, 2018 and 2017:

	December 31,
	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$1,637	1,779
Interest cost	54	68
Actuarial loss	(207)	(48)
Benefits paid	(152)	(162)
Benefit obligation at end of year	$1,332	1,637

Change in plan assets:
Employer contributions	152	162
Benefits paid	(152)	(162)
Funded status at year end	$(1,332)	(1,637)

The assumptions used to develop the preceding information for postretirement healthcare benefits are as follows:

	Years ended December 31,
	2018	2017	2016
Discount rate	3.53%	4.06%	4.25%
Monthly cost of healthcare insurance per beneficiary (1)	$507	548	539
Annual rate of increase in healthcare costs	4.00%	4.00%	4.00%
(1)   Not in thousands

If the assumed rate of increase in healthcare costs was increased by one percentage point to 5% from the level presented above, the interest cost component of net periodic postretirement healthcare benefit cost would increase by $7,000 and the accumulated postretirement benefit obligation for healthcare benefits would increase by $43,000.

The following table sets forth information for plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2018	2017
Projected benefit obligation	$1,332	1,637
Accumulated benefit obligation	1,332	1,637

(c)                                  Employee Stock Ownership Plan

On September 30, 2016, the Northwest Savings Bank Employee Stock Ownership Plan ("ESOP") was terminated and merged into the Northwest Bank 401(k) Plan. ESOP compensation expense was $6.3 million for the year ended December 31, 2016.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

(d)                                 Common Stock Awards

On April 20, 2011, we established the Northwest Bancshares, Inc. 2011 Equity Incentive Plan with 2,806,233 common shares authorized.  On May 18, 2016, we awarded employees 310,160 common shares and outside directors 24,300 common shares with a grant date fair value of $14.51 per share (total market value of $4.9 million at issuance). On May 17, 2017, we awarded employees 378,050 common shares and outside directors 24,300 common shares with a grant date fair value of $15.24 per share (total market value of $5.8 million at issuance). On May 14, 2018, we awarded employees 390,030 common shares and outside directors 24,300 common shares with a grant date fair value of $16.59 per share (total market value of $6.9 million at issuance). Total common shares forfeited from the 2011 plan were 415,154, of which, 496,091 shares were forfeited during the year ended December 31, 2018. Forfeited shares may be awarded to other eligible recipients in future grants until the plan termination date in 2021.  Common shares vest over a 7-year period with the first vesting occurring on the grant date.  As of December 31, 2018, 30% of the 2016 issuances have vested, 20% of the 2017 issuances have vested and 10% of the 2018 issuances have vested.

(e)                                  Stock Option Plans

The Northwest Bancshares, Inc. 2011 Equity Incentive Plan also authorizes the granting of 7,015,583 stock options.  On May 18, 2016, we granted employees 660,600 stock options and outside directors 64,800 stock options with an exercise price of $14.15 per share.  On May 17, 2017, we granted employees 754,210 stock options and outside directors 64,800 stock options with an exercise price of $15.57 per share. On May 14, 2018, we granted employees 831,160 stock options and outside directors 64,800 stock options with an exercise price of $16.59 per share.  Awarded stock options vest over a seven-year period with the first vesting occurring on the grant date with a ten year exercise period from the grant date.

The following table summarizes the activity in our option plans during the years ended December 31, 2018, 2017 and 2016 (amounts in this table are not in thousands):

	Years ended December 31,
	2018		2017		2016
	Number	Weighted average exercise price	Number	Weighted average exercise price	Number	Weighted average exercise price
Balance at beginning of year	5,695,570	$12.75	5,804,105	$12.25	6,306,496	$11.81
Granted (1)	895,960	16.59	819,010	15.57	725,400	14.15
Exercised (2)	(830,712)	10.38	(630,591)	11.66	(1,081,072)	11.01
Forfeited/expired	(148,006)	12.52	(296,954)	12.43	(146,719)	12.71
Balance at end of year	5,612,812	13.49	5,695,570	12.75	5,804,105	12.25
Exercisable at end of year	3,016,175	12.61	3,016,367	11.99	3,035,718	11.71

(1)	Weighted average fair value of options at grant date: $1.49, $1.55 and $1.52, respectively.

(2)	The total intrinsic value of options exercised was $4.8 million, $3.5 million and $5.1 million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The aggregate intrinsic value of all options expected to vest and fully vested options at December 31, 2018 is $8.6 million and $14.3 million, respectively.  The following table summarizes the number of options outstanding, number of options exercisable, and weighted average remaining life of all option grants as of December 31, 2018:

	Exercise price $7.48	Exercise price $9.79	Exercise price $16.59	Exercise price $11.49	Exercise price $11.70	Exercise price $12.12	Exercise price $12.17
Options outstanding:
Number of options	106,041	2,250	869,718	205,326	339,197	246,618	8,500
Weighted average remaining contract life (years)	1.00	0.25	9.25	2.00	3.25	3.00	2.25
Options exercisable:
Number of options	106,041	2,250	156,040	211,239	246,865	255,741	7,000
Weighted average remaining term - vested (years)	1.00	0.25	9.25	2.00	3.25	3.00	2.25

	Exercise price $12.32	Exercise price $12.37	Exercise price $12.44	Exercise price $13.15	Exercise price $14.15	Exercise price $15.57	Total $13.49
Options outstanding:
Number of options	1,289,238	457,852	385,906	393,497	589,728	718,941	5,612,812
Weighted average remaining contract life (years)	2.25	6.25	4.25	5.25	7.25	8.25	5.36
Options exercisable:
Number of options	1,023,261	194,851	245,720	207,164	191,970	168,033	3,016,175
Weighted average remaining term - vested (years)	2.25	6.25	4.25	5.25	7.25	8.25	3.97

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
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

FHLB Stock

Due to the restrictions placed on the transferability of FHLB stock, it is not practical to determine the fair value.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

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

Interest Rate and Foreign Exchange Swap Agreements

The fair value of interest rate swaps is based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate. To price interest rate swaps, cash flows are first projected for each payment date using the fixed rate for the fixed side of the swap and the forward rates for the floating side of the swap. These swap cash flows are then discounted to time zero using LIBOR zero-coupon interest rates. The sum of the present value of both legs is the fair market value of the interest rate swap. These valuations have been derived from our third party vendor’s proprietary models rather than actual market quotations. The proprietary models are based upon financial principles and assumptions that we believe to be reasonable. The fair value of the foreign exchange swap is derived from proprietary models rather than actual market quotations. The proprietary models are based upon financial principles and assumptions we believe to be reasonable.

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At December 31, 2018 and 2017, there was no significant unrealized appreciation or depreciation on these financial instruments.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at December 31, 2018 and 2017:

	December 31, 2018
	Carrying	Estimated
	amount	fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$68,789	68,789	68,789	—	—
Securities available-for-sale	801,450	801,450	—	801,450	—
Securities held-to-maturity	22,765	22,446	—	22,446	—
Loans receivable, net	7,996,225	7,845,313	—	—	7,845,313
Accrued interest receivable	24,490	24,490	24,490	—	—
Interest rate swaps	6,445	6,445	—	6,445	—
FHLB Stock	15,635	15,635	—	—	—
Total financial assets	$8,935,799	8,784,568	93,279	830,341	7,845,313

Financial liabilities:
Savings and checking accounts	$6,489,338	6,489,338	6,489,338	—	—
Time deposits	1,404,841	1,434,410	—	—	1,434,410
Borrowed funds	234,389	234,389	234,389	—	—
Junior subordinated debentures	111,213	102,572	—	—	102,572
Interest rate swaps	6,445	6,445	—	6,445	—
Accrued interest payable	744	744	744	—	—
Total financial liabilities	$8,246,970	8,267,898	6,724,471	6,445	1,536,982

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The preceding methods and assumptions were used in estimating the fair value of financial instruments at December 31, 2018 and 2017.  There were no transfers of financial instruments between Level 1 and Level 2 during the years ended December 31, 2018 and 2017.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table represents assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Level 1	Level 2	Level 3	Total at fair value
Assets
Equity securities	$—	—	—	—
Debt securities:
U.S. government and agencies	—	14,780	—	14,780
Government sponsored enterprises	—	187,335	—	187,335
States and political subdivisions	—	21,163	—	21,163
Corporate	—	914	—	914
Total debt securities	—	224,192	—	224,192
Residential mortgage-backed securities:
GNMA	—	27,041	—	27,041
FNMA	—	73,196	—	73,196
FHLMC	—	51,621	—	51,621
Non-agency	—	528	—	528
Collateralized mortgage obligations:
GNMA	—	52,331	—	52,331
FNMA	—	207,033	—	207,033
FHLMC	—	165,508	—	165,508
Non-agency	—	—	—	—
Total mortgage-backed securities	—	577,258	—	577,258
Interest rate swaps	—	6,445	—	6,445
Total assets	$—	807,895	—	807,895

Liabilities
Interest rate swaps	$—	6,445	—	6,445
Total liabilities	$—	6,445	—	6,445

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table represents assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	Level 1	Level 2	Level 3	Total at fair value
Assets
Equity securities	$574	—	—	574
Debt securities:
U.S. government and agencies	—	1	—	1
Government sponsored enterprises	—	209,269	—	209,269
States and political subdivisions	—	51,056	—	51,056
Corporate	—	909	—	909
Total debt securities	—	261,235	—	261,235
Residential mortgage-backed securities:
GNMA	—	29,695	—	29,695
FNMA	—	82,969	—	82,969
FHLMC	—	64,021	—	64,021
Non-agency	—	555	—	555
Collateralized mortgage obligations:
GNMA	—	4,769	—	4,769
FNMA	—	191,512	—	191,512
FHLMC	—	157,190	—	157,190
SBA	—	—	—	—
Non-agency	—	15	—	15
Total mortgage-backed securities	—	530,726	—	530,726
Interest rate swaps	—	214	—	214
Total assets	$574	792,175	—	792,749

Liabilities
Interest rate swaps	$—	1,278	—	1,278
Foreign exchange swaps	—	61	—	61
Total liabilities	$—	1,339	—	1,339

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2018 and 2017:

	December 31,
	2018	2017
	Debt securities

Beginning balance January 1,	$—	9,366

Total net realized investment gains and net change in unrealized appreciation:
Included in net income as OTTI	—	—
Included in other comprehensive income	—	1,282

Purchases	—	—
Sales		(10,648)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—

Ending balance December 31,	$—	—

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment, real estate owned, and mortgage servicing rights.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2018:

	Level 1	Level 2	Level 3	Total assets at fair value
Loans evaluated for impairment	$—	—	40,333	40,333
Real estate owned	—	—	2,498	2,498

Total assets	$—	—	42,831	42,831

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

Mortgage servicing rights - Mortgage servicing rights represent the value of servicing residential mortgage loans, when the mortgage loans have been sold into the secondary market and the associated servicing has been retained. The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. Servicing rights and the related mortgage loans are segregated into categories or homogeneous pools based upon common characteristics. Adjustments are only made when the estimated discounted future cash flows are less than the carrying value, as determined by individual pool. As such, mortgage servicing rights are classified as nonrecurring Level 3. For the years ending December 31, 2018 and 2017, the fair market value of all mortgage servicing rights exceeded their carrying value.

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
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at December 31, 2018:

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans measured for impairment	$40,333	Appraisal	Estimated costs to sell	10%
		value (1)
		Discounted cash	Discount rate	4.25% to 10.0% (7.50%)
		flow

Real estate owned	2,498	Appraisal	Estimated costs to sell	10%
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

Quantitative measures established by regulation to ensure capital adequacy require us and our banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1, and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2018 and 2017, we and our banking subsidiary exceeded all capital adequacy requirements to which we were subject.

As of December 15, 2018, the most recent notification from the FDIC categorized Northwest Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the bank must maintain total risk-based, Tier 1 risk-based, CET 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s categories.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The actual, required, and well capitalized levels as of December 31, 2018 and 2017 were as follows:

	At December 31, 2018
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,183,619	15.833%	$738,212	9.875%	$747,557	10.000%
Northwest Bank	1,026,027	13.736%	737,647	9.875%	746,984	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,128,405	15.095%	588,701	7.875%	598,045	8.000%
Northwest Bank	970,813	12.996%	588,250	7.875%	597,587	8.000%

CET 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,020,530	13.652%	476,567	6.375%	485,912	6.500%
Northwest Bank	970,813	12.996%	476,202	6.375%	448,190	6.000%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,128,405	11.899%	379,342	4.000%	474,177	5.000%
Northwest Bank	970,813	10.240%	379,236	4.000%	474,045	5.000%
 (1) Amounts and ratios include the 2018 capital conservation buffer of 1.875% with the exception of Tier 1 capital to average assets. For further information related to the capital conservation buffer, see Item 1. Business - "Supervision and Regulation".

	At December 31, 2017
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,136,076	15.831%	$663,823	9.250%	$71,747	10.000%
Northwest Bank	1,017,251	14.189%	663,179	9.250%	716,951	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,079,270	15.039%	520,294	7.250%	574,117	8.000%
Northwest Bank	960,443	13.396%	519,789	7.250%	573,560	8.000%

CET 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	971,395	13.536%	412,647	5.750%	466,470	6.500%
Northwest Bank	960,443	13.396%	412,247	5.750%	430,170	6.000%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,079,270	11.676%	369,735	4.000%	462,169	5.000%
Northwest Bank	960,443	10.400%	369,482	4.000%	461,853	5.000%
(1) Amounts and ratios include the 2017 capital conservation buffer of 1.250% with the exception of Tier 1 capital to average assets. For further information related to the capital conservation buffer, see Item 1. Business - "Supervision and Regulation".

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
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

(18)         Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of December 31, 2018, we have not accrued for legal proceedings based on our analysis of currently available information which is subject to significant judgment and a variety of assumptions and uncertainties. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

During the year-ended December 31, 2018, Northwest and our subsidiary, Northwest Insurance Services (“NWIS”), were involved in a lawsuit against, among others, First National Bank of Pennsylvania (“FNB”) and their insurance subsidiary, First National Insurance Agency, LLC (“FNIA”). All counterclaims against Northwest were discontinued and, on Friday, December 21, 2018, a verdict was rendered in favor of NWIS on several of its claims. Post-trial proceedings continue and, due to the inherent uncertainties with respect to these proceedings, we have not accrued any awards associated with this verdict within our consolidated financial statements as of December 31, 2018.

(19)       Components of Accumulated Other Comprehensive Income

The following table sets forth the components of accumulated other comprehensive income as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Unrealized gain on marketable securities available-for-sale	$(6,832)	(4,409)
Fair value of interest rate swaps	—	(691)
Defined benefit pension plans	(32,864)	(26,980)
Accumulated other comprehensive income	$(39,696)	(32,080)

The following table shows the changes in accumulated other comprehensive income by component for the year ended December 31, 2018:

	Unrealized gains and losses on securities available-for- sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of January 1,	$(4,409)	(691)	(26,980)	(32,080)
Reclassification due to adoption of ASU No. 2018-02	(991)	(149)	(5,606)	(6,746)
Other comprehensive income/(loss) before reclassification adjustments	(1,277)	840	(1,181)	(1,618)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(155)	—	903	748
Net other comprehensive income/(loss)	(2,423)	691	(5,884)	(7,616)
Balance as of December 31,	$(6,832)	—	(32,864)	(39,696)
(1)Consists of realized gains on securities (gain on sales of investments, net) of $215, net of tax (income tax expense) of $60.

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $2,323 and amortization of net loss (compensation and employee benefits) of $(3,568), net of tax (income tax expense) of $361.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table shows the changes in accumulated other comprehensive income by component for the year ended December 31, 2017:

	Unrealized gains and losses on securities available-for- sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of January 1,	$395	(1,778)	(26,608)	(27,991)
Other comprehensive income/(loss) before reclassification adjustments	(2,478)	1,087	(1,254)	(2,645)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(2,326)	—	882	(1,444)
Net other comprehensive income/(loss)	(4,804)	1,087	(372)	(4,089)
Balance as of December 31,	$(4,409)	(691)	(26,980)	(32,080)

(1)	Consists of realized gains on securities (gain on sales of investments, net) of $3,814 net of tax (income tax expense) of $1,488.

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $2,323 and amortization of net loss (compensation and employee benefits) of $(3,818), net of tax (income tax expense) of $613.

The following table shows the changes in accumulated other comprehensive income by component for the year ended December 31, 2016:

	Unrealized gains and losses on securities available-for- sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of January 1,	$3,325	(2,779)	(25,081)	(24,535)
Other comprehensive income/(loss) before reclassification adjustments	(2,728)	1,001	(2,399)	(4,126)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(202)	—	872	670
Net other comprehensive income/(loss)	(2,930)	1,001	(1,527)	(3,456)
Balance as of December 31,	$395	(1,778)	(26,608)	(27,991)

(1)	Consists of realized losses on securities (gain on sales of investments, net) of $331 net of tax (income tax expense) of $(129).

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $2,323 and amortization of net loss (compensation and employee benefits) of $(3,801), net of tax (income tax expense) of $606.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

(20)                          Parent Company Only Financial Statements - Condensed

Statements of Financial Condition

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$155,524	26,088
Marketable securities available-for-sale	—	545
Investment in bank subsidiary	1,211,258	1,200,799
Other assets	2,298	92,712
Total assets	$1,369,080	1,320,144

Liabilities and Shareholders’ Equity
Liabilities:
Debentures payable	$111,213	111,213
Other liabilities	230	1,207
Total liabilities	111,443	112,420
Shareholders’ equity	1,257,637	1,207,724
Total liabilities and shareholders’ equity	$1,369,080	1,320,144

Statements of Income

	Years ended December 31,
	2018	2017	2016
Income:
Interest income	$198	137	737
Other income	752	2,297	709
Dividends from bank subsidiary	105,000	90,000	50,000
Undistributed earnings from equity investment in bank subsidiary	5,149	7,255	2,760
Total income	111,099	99,689	54,206
Expense:
Compensation and benefits	1,225	1,282	1,129
Other expense	660	553	561
Interest expense	4,961	4,666	4,560
Total expense	6,846	6,501	6,250
Income before income taxes	104,253	93,188	47,956
Federal and state income taxes	(1,238)	(1,279)	(1,711)
Net income	$105,491	94,467	49,667

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

Statements of Cash Flows

	Years ended December 31,
	2018	2017	2016
Operating activities:
Net income	$105,491	94,467	49,667
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary	(5,149)	(7,255)	(2,760)
Noncash stock benefit plan compensation expense	—	4,894	10,916
Gain on sale of marketable securities	(146)	(1,615)	(43)
Net change in other assets and liabilities	91,520	(43,513)	(63,533)
Net cash provided by/(used in) operating activities	191,716	46,978	(5,753)
Investing activities:
Net (Purchase)/sale of marketable securities	(550)	2,800	(1,952)
Net cash provided by/(used in) investing activities	(550)	2,800	(1,952)
Financing activities:
Cash dividends paid	(69,921)	(65,212)	(60,156)
Share repurchases	—	—	(1,752)
Repayment of loan to ESOP	—	—	797
Excess tax benefit from stock-based compensation	—	—	1,425
Proceeds from options exercised	8,191	7,001	10,856
Net cash used in financing activities	(61,730)	(58,211)	(48,830)
Net increase/(decrease) in cash and cash equivalents	$129,436	(8,433)	(56,535)
Cash and cash equivalents at beginning of year	$26,088	34,521	91,056
Net increase/(decrease) in cash and cash equivalents	129,436	(8,433)	(56,535)
Cash and cash equivalents at end of year	$155,524	26,088	34,521

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

(a)     Derivatives Designated in Hedging Relationships

With the expiration of the $50.0 million in notional of interest rate swap agreements (swaps) previously designated in hedging relationships, we are no longer a counterparty to any interest rate swap agreements designated as cash flow hedges.  Previously, the swaps were intended to protect against the variability of cash flows associated with Northwest Bancorp Capital Trust III and Northwest Bancorp Capital Trust IV. In 2018, the swaps matured without replacement.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
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

The following table presents information regarding our derivative financial instruments, at December 31,:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
2018:
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	—	—	—
Derivatives not designated as hedging instruments:
Interest rate swap agreements	221,919	6,445	221,919	6,445
Foreign exchange swap agreements	—	—	—	—
Total derivatives	$221,919	6,445	221,919	6,445

2017:
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	—	50,000	1,064
Derivatives not designated as hedging instruments:
Interest rate swap agreements	92,631	214	92,631	214
Foreign exchange swap agreements	—	—	12,344	61
Total derivatives	$92,631	214	154,975	1,339

The following table indicates the gain or loss recognized in income on derivatives for the periods indicated:

	For the years ended December 31,
	2018	2017	2016
Non-hedging swap derivatives:
Increase/(decrease) in other income	$(288)	(373)	—

Hedging interest rate derivatives:
Increase in interest expense	949	1,599	1,866

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
(All dollar amounts presented in tables are in thousands, except as indicated)

(22)                          Selected Quarterly Financial Data - Unaudited

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2018:
Interest income	$89,533	92,875	95,605	97,768
Interest expense	7,766	8,649	9,788	10,937
Net interest income	81,767	84,226	85,817	86,831
Provision for loan losses	4,209	5,349	6,982	3,792
Noninterest income	21,788	24,109	22,557	23,248
Noninterest expenses	67,421	69,787	66,617	72,273
Income before income taxes	31,925	33,199	34,775	34,014
Income tax expense	6,940	6,900	7,035	7,547
Net income	$24,985	26,299	27,740	26,467
Basic earnings per share	$0.25	0.26	0.27	0.26
Diluted earnings per share	$0.24	0.25	0.27	0.26

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2017:
Interest income	$87,267	89,797	90,231	91,561
Interest expense	6,690	7,066	6,994	7,321
Net interest income	80,577	82,731	83,237	84,240
Provision for loan losses	4,637	5,562	3,027	6,525
Noninterest income	21,504	41,477	24,594	22,905
Noninterest expenses	71,646	73,262	68,799	71,896
Income before income taxes	25,798	45,384	36,005	28,724
Income tax expense	8,052	14,402	12,414	6,576
Net income	$17,746	30,982	23,591	22,148
Basic earnings per share	$0.18	0.31	0.23	0.22
Diluted earnings per share	$0.17	0.30	0.23	0.22

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
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

There were no changes made in our internal controls during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Management’s Report On Internal Control Over Financial Reporting - filed herewith under Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 9B.                                       OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
The “Proposal I-Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) is incorporated herein by reference.

Executive Officers
The “Proposal I-Election of Directors-Executive Officers who are not Directors” section of the 2019 Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act
The cover page and the “Proposal I-Election of Directors-Section 16(a) Beneficial Ownership Reporting Compliance” section of the 2019 Proxy Statement is incorporated herein by reference.

Code of Ethics
The “Proposal I-Election of Directors-Codes of Ethics” section of the 2019 Proxy Statement is incorporated herein by reference. A copy of the Code of Ethics is available to shareholders on the “Governance Documents” portion of the Investor Relations’ section on the Company’s website at www.northwest.com.

Corporate Governance
Information regarding the audit committee and its composition and the audit committee’s financial expert required by this item is incorporated herein by reference to the section captioned “Proposal I-Election of Directors-Meetings and Committees of the Board of Directors-Audit Committee” section of the 2019 Proxy Statement.

ITEM 11.                                         EXECUTIVE COMPENSATION

The “Proposal I-Election of Directors-Meetings and Committees of the Board of Directors-Compensation Committee,” “-Compensation Committee Interlocks and Insider Participation,” “-Compensation Committee Report,” “-Compensation Discussion and Analysis,” “-Executive Compensation,” “-Employment Agreements/Change in Control Agreements,” “-Potential Payments to Named Executive Officers,” “-Defined Benefit Plans,” “-Supplemental Executive Retirement Plan,” “-Life Insurance Coverage” and “-Directors’ Compensation” sections of the Company’s 2019 Proxy Statement are incorporated herein by reference.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I-Election of Directors” section of the Company’s 2019 Proxy Statement is incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders.

Set forth below is certain information as of December 31, 2018 regarding equity compensation plans that have been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price (1)	Number of securities remaining available for issuance under plan
Northwest Bancorp, Inc. 2004 Stock Option Plan	—	$—	—
Northwest Bancorp, Inc. 2008 Stock Option Plan	1,254,677	11.73	685,391
Northwest Bancshares, Inc. 2011 Equity Incentive Plan	3,488,417	13.35	1,409,045
Northwest Bancshares, Inc. 2018 Equity Incentive Plan	869,718	16.59	2,604,040
Total	5,612,812	13.49	4,698,476

(1)	Reflects exercise price of options only.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Proposal I-Election of Directors-Board Independence” and “Proposal I-Election of Directors-Transactions with Certain Related Persons” sections of the Company’s 2019 Proxy Statement are incorporated  herein by reference.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The “Proposal II-Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Company’s 2019 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.                                         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Management’s Report on Internal Control Over Financial Reporting

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Report of Independent Registered Public Accounting Firm

(D)	Consolidated Statements of Financial Condition-At December 31, 2018 and 2017

(E)	Consolidated Statements of Income-Years ended December 31, 2018, 2017 and 2016

(F)	Consolidated Statements of Comprehensive Income-Years ended December 31, 2018, 2017 and 2016

(G)	Consolidated Statements of Changes in Shareholders’ Equity-Years ended December 31, 2018, 2017 and 2016

(H)	Consolidated Statements of Cash Flows-Years ended December 31, 2018, 2017 and 2016

(I)	Notes to the Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Articles of Incorporation	(2)
3.2	Bylaws	(2)

4	Form of Common Stock Certificate	(2)

9	Voting trust agreement	None

10.1	Amendment and Restatement of Deferred Compensation Plan for Outside Directors Of Northwest Savings Bank and Eligible Affiliates	(3)

10.2	Retirement Plan for Outside Directors of Northwest Savings Bank and Eligible Affiliates	(3)

10.3	Amended and Restated Northwest Savings Bank Nonqualified Supplemental Retirement Plan	(3)

10.4	Intentionally Omitted

10.5	Northwest Bancorp, Inc. 2004 Stock Option Plan	(4)

10.6	Northwest Bancorp, Inc. 2004 Recognition and Retention Plan	(4)

10.7	Management Bonus Plan	(8)

10.8	Northwest Bancorp, Inc. 2008 Stock Option Plan	(5)

10.9	Amended and Restated Northwest Savings Bank and Affiliates Upper Managers Bonus Deferred Compensation Plan	(3)

10.10	Employment Agreement for William J. Wagner	(6)

10.11	Employment Agreement for William W. Harvey, Jr.	(6)

10.12	Employment Agreement for Steven G. Fisher	(6)

10.13	Change in Control Agreement for Michael G. Smelko	(6)

10.14	Change in Control Agreement for Michael W. Bickerton	(9)

10.15	Employment Agreement for Ronald J. Seiffert	(10)

10.16	Northwest Bancshares, Inc. 2011 Equity Incentive Plan	(7)

10.17	Acknowledgment and Waiver William J. Wagner	(11)

10.18	Acknowledgment and Waiver William W. Harvey	(11)

10.19	Acknowledgment and Waiver Steven G. Fisher	(11)

10.20	Northwest Bancshares, Inc. 2018 Equity Incentive Plan	(12)

10.21	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan	(13)

10.22	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan.	(13)

10.23	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive plan.	(13)

11	Statement re: computation of per share earnings	None

12	Statement re: computation of ratios	Not required

16	Letter re: change in certifying accountant	None

18	Letter re: change in accounting principles	None

21	Subsidiaries of Registrant	(3)

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of experts and counsel	Filed herewith as Exhibit 23

24	Power of Attorney	Not required

28	Information from reports furnished to State insurance regulatory authorities	None

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32

101	Interactive Data File (XBRL)	Filed herewith as Exhibit 101

(1)	Intentionally Omitted
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-161805), filed with the SEC on September 9, 2009.
(3)	Incorporated by reference to the Company’s annual Report on Form 10-K (File No. 000-23817), file with the SEC on March 4, 2009.
(4)	Incorporated by reference to the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on October 6, 2004.
(5)	Incorporated by reference to the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on April 11, 2008.
(6)	Incorporated by reference to the Periodic Report on Form 8-K (File No. 001-34582), filed with the SEC on March 9, 2015.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on March 1, 2011.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on February 29, 2012.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on March 1, 2017.
(10)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on July 20, 2018.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on March 1, 2018.
(12)	Incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders (File no. 001-34582), filed with the SEC on March 7, 2018.
(13)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on May 14, 2018.

ITEM 16.                                         FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCSHARES, INC.

Date: March 1, 2019	By:	/s/ Ronald J. Seiffert
Ronald J. Seiffert, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 1, 2019	By:	/s/ Ronald J. Seiffert
Ronald J. Seiffert, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: March 1, 2019	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr., Senior Executive Vice President, Finance,
and Chief Financial Officer (Principal Financial and Accounting
Officer)

Date: March 1, 2019	By:	/s/ Robert M. Campana
Robert M. Campana, Director

Date: March 1, 2019	By:	/s/ Deborah J. Chadsey
Deborah J. Chadsey, Director

Date: March 1, 2019	By:	/s/ Timothy B. Fannin
Timothy B. Fannin, Director

Date: March 1, 2019	By:	/s/ Timothy M. Hunter
Timothy M. Hunter, Director

Date: March 1, 2019	By:	/s/ John P. Meegan
John P. Meegan, Director

Date: March 1, 2019	By:	/s/ William F. McKnight
William F. McKnight, Director

Date: March 1, 2019	By:	/s/ Mark A. Paup
Mark A. Paup, Director

Date: March 1, 2019	By:	/s/ Sonia M. Probst
Sonia M. Probst, Director

Date: March 1, 2019	By:	/s/ Philip M. Tredway
Philip M. Tredway, Director