Form 10-Q
period 2019-03-31
Northwest Bancshares, Inc.
filed 2019-05-09
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, 0.01 Par Value	NWBI	The NASDAQ Stock Market, LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock ($0.01 par value), 106,251,814 shares outstanding as of April 30, 2019.

NORTHWEST BANCSHARES, INC.

Item 1.        FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$92,923	68,789
Marketable securities available-for-sale (amortized cost of $845,989 and $811,015)	842,657	801,450
Marketable securities held-to-maturity (fair value of $21,597 and $22,446)	21,671	22,765
Total cash and cash equivalents and marketable securities	957,251	893,004

Personal Banking:
Residential mortgage loans	2,867,161	2,864,470
Home equity loans	1,324,405	1,258,422
Consumer loans	931,062	859,713
Total Personal Banking loans	5,122,628	4,982,605
Commercial Banking:
Commercial real estate loans	2,799,309	2,471,821
Commercial loans	647,938	597,013
Total Commercial Banking loans	3,447,247	3,068,834
Total loans	8,569,875	8,051,439
Allowance for loan losses	(55,721)	(55,214)
Total loans, net	8,514,154	7,996,225

Federal Home Loan Bank stock, at cost	12,533	15,635
Accrued interest receivable	28,107	24,490
Real estate owned, net	2,345	2,498
Premises and equipment, net	149,623	143,390
Bank-owned life insurance	186,251	171,079
Goodwill	344,720	307,420
Other intangible assets	25,872	19,821
Other assets	76,232	34,211
Total assets	$10,297,088	9,607,773

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$1,992,126	1,736,156
Interest-bearing demand deposits	1,583,049	1,455,460
Money market deposit accounts	1,778,806	1,661,623
Savings deposits	1,711,216	1,636,099
Time deposits	1,527,327	1,404,841
Total deposits	8,592,524	7,894,179

Borrowed funds	114,081	234,389
Junior subordinated debentures	121,757	111,213
Advances by borrowers for taxes and insurance	44,905	43,298
Accrued interest payable	1,111	744
Other liabilities	106,434	66,312
Total liabilities	8,980,812	8,350,135

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 106,220,030 and 103,354,030 shares issued, respectively	1,062	1,034
Paid-in capital	795,044	745,926
Retained earnings	555,205	550,374
Accumulated other comprehensive loss	(35,035)	(39,696)
Total shareholders’ equity	1,316,276	1,257,638
Total liabilities and shareholders’ equity	$10,297,088	9,607,773
See accompanying notes to unaudited consolidated financial statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Quarter ended March 31,
	2019	2018
Interest income
Loans receivable	$94,935	85,220
Mortgage-backed securities	3,965	3,013
Taxable investment securities	936	678
Tax-free investment securities	182	390
Federal Home Loan Bank stock dividends	171	97
Interest-earning deposits	100	135
Total interest income	100,289	89,533
Interest expense
Deposits	10,145	6,458
Borrowed funds	2,162	1,308
Total interest expense	12,307	7,766
Net interest income	87,982	81,767
Provision for loan losses	6,467	4,209
Net interest income after provision for loan losses	81,515	77,558
Noninterest income:
Gain/(loss) on sale of investments	(6)	153
Service charges and fees	12,043	11,899
Trust and other financial services income	4,195	4,031
Insurance commission income	2,178	2,749
Loss on real estate owned, net	(3)	(546)
Income from bank-owned life insurance	1,005	990
Mortgage banking income	216	224
Other operating income	2,034	2,288
Total noninterest income	21,662	21,788
Noninterest expense
Compensation and employee benefits	38,188	36,510
Premises and occupancy costs	7,218	7,307
Office operations	3,131	3,408
Collections expense	308	512
Processing expenses	10,434	9,706
Marketing expenses	1,886	2,140
Federal deposit insurance premiums	706	717
Professional services	2,524	2,277
Amortization of intangible assets	1,447	1,520
Real estate owned expense	159	292
Restructuring/acquisition expense	1,926	—
Other expenses	3,497	3,032
Total noninterest expense	71,424	67,421
Income before income taxes	31,753	31,925
Federal and state income taxes expense	6,709	6,940
Net income	$25,044	24,985
Basic earnings per share	$0.24	0.25
Diluted earnings per share	$0.24	0.24
See accompanying notes to unaudited consolidated financial statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended March 31,
	2019	2018
Net income	$25,044	24,985
Other comprehensive income net of tax:
Net unrealized holding gains/(losses) on marketable securities:
Unrealized holding gains/(losses) net of tax of $(1,781), and $1,587, respectively	4,452	(3,955)
Reclassification adjustment for gains included in net income, net of tax of $0 and $7, respectively	—	(26)
Net unrealized holding gains/(losses) on marketable securities	4,452	(3,981)

Change in fair value of interest rate swaps, net of tax of $0, and $(95), respectively	—	360

Defined benefit plan:
Reclassification adjustments for prior period service costs and net losses included in net income, net of tax of $(82) and $(90), respectively	209	226

Other comprehensive income/(loss)	4,661	(3,395)

Total comprehensive income	$29,705	21,590
See accompanying notes to unaudited consolidated financial statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(dollars in thousands, expect share data)

Quarter ended March 31, 2018			Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
	Shares	Amount
Balance at December 31, 2017	102,394,828	$1,027	730,719	508,058	(32,080)	1,207,724

Reclassification due to adoption of ASU No. 2018-02	—	—	—	6,746	(6,746)	—

Comprehensive income:
Net income	—	—	—	24,985	—	24,985

Other comprehensive loss, net of tax of $1,409	—	—	—	—	(3,395)	(3,395)

Total comprehensive income/(loss)	—	—	—	31,731	(10,141)	21,590

Exercise of stock options	204,834	2	2,365	—	—	2,367

Stock-based compensation expense	—	—	978	—	—	978

Stock-based compensation forfeited	—	(3)	3	—	—	—

Dividends paid ($0.17 per share)	—	—	—	(17,405)	—	(17,405)

Balance at March 31, 2018	102,599,662	$1,026	734,065	522,384	(42,221)	1,215,254

Quarter ended March 31, 2019			Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
	Shares	Amount
Balance at December 31, 2018	103,354,030	$1,034	745,926	550,374	(39,696)	1,257,638

Comprehensive income:
Net income	—	—	—	25,044	—	25,044

Other comprehensive income, net of tax of $(1,863)	—	—	—	—	4,661	4,661

Total comprehensive income/(loss)	—	—	—	25,044	4,661	29,705

Acquisition of Union Community Bank ("UCB")	2,462,373	24	43,264	—	—	43,288

Reclassification due to adoption of ASU No. 2016-02	—	—	—	(1,570)	—	(1,570)

Exercise of stock options	431,782	4	4,654	—	—	4,658

Stock-based compensation expense	—	—	1,200	—	—	1,200

Stock-based compensation forfeited	(28,155)	—	—	—	—	—

Dividends paid ($0.18 per share)	—	—	—	(18,643)	—	(18,643)

Balance at March 31, 2019	106,220,030	$1,062	795,044	555,205	(35,035)	1,316,276
See accompanying notes to unaudited consolidated financial statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Quarter ended March 31,
	2019	2018
Operating activities:
Net Income	$25,044	24,985
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,467	4,209
Net loss on sale of assets	810	1,009
Net depreciation, amortization and accretion	1,285	3,753
(Increase)/decrease in other assets	(41,336)	1,294
Increase/(decrease) in other liabilities	36,106	(7,364)
Net amortization on marketable securities	236	466
Noncash write-down of real estate owned	160	774
Origination of loans held for sale	—	(1,297)
Proceeds from sale of loans held for sale	—	4,501
Noncash compensation expense related to stock benefit plans	1,200	978
Net cash provided by operating activities	29,972	33,308

Investing activities:
Purchase of marketable securities available-for-sale	(20,219)	(14,250)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	1,090	1,965
Proceeds from maturities and principal reductions of marketable securities available-for-sale	31,282	37,721
Proceeds from sale of marketable securities available-for-sale	32,319	5,206
Proceeds from bank-owned life insurance	2,207	—
Loan originations	(763,848)	(723,096)
Proceeds from loan maturities and principal reductions	649,597	624,663
Net proceeds of Federal Home Loan Bank stock	3,555	4,039
Proceeds from sale of real estate owned	1,078	2,618
Sale of real estate owned for investment, net	152	152
Purchase of premises and equipment	(3,478)	(489)
Acquisitions, net of cash received	(25,833)	—
Net cash used in investing activities	(92,098)	(61,471)

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
(in thousands)

	Quarter ended March 31,
	2019	2018
Financing activities:
Increase in deposits, net	$218,966	158,500
Net decrease in short-term borrowings	(120,308)	(3,680)
Increase in advances by borrowers for taxes and insurance	1,587	2,829
Cash dividends paid	(18,643)	(17,405)
Proceeds from stock options exercised	4,658	2,367
Net cash provided by financing activities	86,260	142,611

Net increase in cash and cash equivalents	$24,134	114,448

Cash and cash equivalents at beginning of period	$68,789	77,710
Net increase in cash and cash equivalents	24,134	114,448
Cash and cash equivalents at end of period	$92,923	192,158
Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $9,364 and $6,171, respectively)	$11,940	7,698
Income taxes	$1,747	1,367

Business acquisitions:
Fair value of assets acquired	$580,407	—
Northwest Bancshares, Inc. common stock issued	(43,288)	—
Cash paid	(42,500)	—
Liabilities assumed	$494,619	—

Non-cash activities:
Loan foreclosures and repossessions	$1,492	2,396
Sale of real estate owned financed by the Company	—	183
See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company”) or (“NWBI”), a Maryland corporation headquartered in Warren, Pennsylvania, is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Bank, a Pennsylvania-chartered savings bank (“Northwest”).  Northwest is regulated by the FDIC and the Pennsylvania Department of Banking. Northwest operates 182 community-banking offices throughout Pennsylvania, western New York, and eastern Ohio.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Capital Group, Inc., Allegheny Services, Inc., Great Northwest Corporation, and The Bert Company (doing business as Northwest Insurance Services). The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information or footnotes required for complete annual financial statements.  In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included.  The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 updated, as required, for any new pronouncements or changes.

Certain items previously reported have been reclassified to conform to the current year's reporting format.

The results of operations for the quarter ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other period.

Stock-Based Compensation

Stock-based compensation expense of $1.2 million and $978,000 for the quarters ended March 31, 2019 and 2018, respectively, was recognized in compensation expense relating to our stock benefit plans. At March 31, 2019, there was compensation expense of $3.8 million to be recognized for awarded but unvested stock options and $16.6 million for unvested common shares.

 Income Taxes-Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  At March 31, 2019 we had no liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in other expenses and (2) refund claims in other operating income.  We recognize penalties (if any) in other expenses. We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2018, 2017, 2016 and 2015.

Recent Accounting Pronouncements

(a)    Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Accounting Standards Codification ("ASC") Topic 842 establishes a right of use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company has elected not to recognize ROU assets and lease liabilities for short-term leases of all classes of underlying assets that have a lease term of 12 months or less and we recognize lease expense for these leases on a straight-line basis over the term of the lease.

On January 1, 2019, the Company adopted ASU 2016-02 using a modified retrospective transition approach as of the effective date, January 1, 2019. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e. January 1, 2017). The Company has elected to adopt the package of transition practical expedients and, therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. The Company also elected the practical expedient to use hindsight for leases existing at the adoption date.

As a result of the adoption of ASU 2016-02, we recognized an operating lease ROU asset of $40.2 million, an operating lease liability of approximately $42.2 million and a cumulative-effect adjustment on retained earnings of $1.6 million on the consolidated statements of financial condition as of January 1, 2019, with no impact on our consolidated statement of income or consolidated statement of cash flows compared to the prior lease accounting model.

(b)    Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments", which eliminates the probable initial recognition threshold for credit losses and instead requires that all financial assets (or group of financial assets) measured at amortized cost be presented at the net amount expected to be collected inclusive of the entity’s current estimate of all lifetime expected credit losses. This guidance also applies to certain off-balance-sheet credit exposures such as unfunded commitments and non-derivative financial guarantees. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets in order to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The income statement under this guidance will reflect the initial recognition of current expected credit losses for newly recognized assets, as well as any increases or decreases of expected credit losses that have occurred during the period. This guidance retains many currently-existing disclosures related to the credit quality of an entity’s assets and the related allowance for credit losses amended to reflect the change to an expected credit loss methodology, as well as enhanced disclosures to provide information to users at a more disaggregated level. Upon adoption, ASU 2016-13 provides for a modified retrospective transition by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective, except for debt securities for which other-than-temporary impairment has previously been recognized. For these debt securities, a prospective transition is provided in order to maintain the same amortized cost prior to and subsequent to the effective date of the ASU. This guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. Management has created a formal working group to govern the implementation of these amendments, consisting of key stakeholders from finance, risk, credit and accounting. We are currently in the process of designing current expected credit loss estimation methodologies and systems, and collecting data to be able to comply with the standard. We have engaged with a third party to assist in the development of certain portfolio-level estimation methodologies and have chosen a third-party software platform provider. We are also evaluating the effect this guidance will have on our results of operations, financial position and related disclosures. The impact of the ASU will depend upon the state of the economy and the nature of our portfolios, among other items, at the date of adoption.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This guidance removes, modifies and adds disclosure requirements for fair value measurements. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted for any removed or modified disclosure requirements. Transition is on a prospective basis for the new and modified disclosures, and on a retrospective basis for disclosures that have been eliminated. We do not expect this guidance to have a material impact on our financial statements.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This guidance aligns the requirements for capitalization of implementation costs incurred in a hosting arrangement that is a service contract with the existing guidance for internal-use software. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted. Transition can either be on a retrospective basis or a prospective basis on all implementation costs incurred after the date of adoption. We are evaluating the impact this new accounting guidance will have on our financial statements.

(2)    Acquisition

On March 8, 2019, the Company completed the merger with Donegal Financial Services Corporation ("DFSC"), the holding company for Union Community Bank ("UCB"), for total consideration of $85.8 million. The transaction has expanded Northwest’s franchise by 12 offices in Lancaster County in eastern Pennsylvania. The result of UCB's operations are included in the Consolidated Statements of Income from the date of acquisition.

Under the terms of the merger agreement, the two shareholders of DFSC, Donegal Mutual Insurance Company and Donegal Group Inc., received payment in the form of 50% cash and 50% stock, or a total of $42.5 million and 2,462,373 shares of common stock of the Company, valued at $43.3 million, based on the $17.58 closing price of the Company's stock on March 8, 2019.

The following table shows the assets acquired and the liabilities assumed that were recorded at fair value on the date of acquisition (in thousands):

Consideration paid:
Northwest Bancshares, Inc. common stock issued	$43,288
Cash paid to DFSC	42,500
Total consideration paid	85,788

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value (1)
Cash and cash equivalents	$16,667
Investment securities available-for-sale	78,594
Loans	407,840
Federal Home Loan Bank stock	453
Premises and equipment	6,520
Core deposit intangible	7,498
Other assets	25,535
Deposits	(479,379)
Other liabilities	(15,240)
Total identifiable net assets	$48,488

Goodwill	$37,300
(1) Amounts are estimates and subject to adjustment. Actual amounts are not expected to differ materially from the amounts shown.

We estimated the fair value of loans acquired from UCB by utilizing a methodology wherein similar loans were aggregated into pools. Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on a market rate for similar loans. There was no carryover of UCB’s allowance for loan losses associated with the loans we acquired as the loans were initially recorded at fair value. Loans acquired with evidence of credit quality deterioration were evaluated and not considered to be significant.

The core deposit intangible asset recognized as part of the UCB merger is being amortized over its estimated useful life of approximately seven years utilizing an accelerated method. The goodwill, which is not amortized for book purposes, was assigned to our Community Banking segment and is not deductible for tax purposes. The fair values of savings and transaction deposit accounts acquired from UCB were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit were valued by projecting out the expected cash flows based on the contractual terms of the certificates of deposit. These cash flows were discounted based on a market rate for a certificate of deposit with a corresponding maturity.

Direct costs related to the UCB merger were expensed as incurred and were $1.9 million during the three months ended March 31, 2019, which includes technology and communications costs, professional services, marketing and advertising, and other noninterest expenses.

(3)    Leases

At inception, the Company determines if an arrangement contains a lease and whether that lease meets the classification of a finance or operating lease. Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments. ROU assets are further adjusted for lease incentives and initial direct costs.

The Company has operating leases for certain branch and office facilities or land with lease terms up to 35 years. These leases generally contain renewal options for periods ranging from one to ten years. These options are included in the lease term when it is reasonably certain that the options will be exercised.

Some of the Company’s lease arrangements contain lease components (e.g., minimum rent payments) and non-lease components (e.g., common area maintenance, taxes, etc.). The Company elected the option of not separating lease and non-lease components and instead we account for them as a single lease component.

Certain lease agreements include rental payments that are adjusted periodically for an index or rate. The leases are initially measured using the projected adjustment for the index or rate in effect at the commencement date. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Generally, the Company cannot practically determine the interest rate implicit in the lease. Therefore, the Company uses its incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost recognized within our consolidated statements of income were as follows (in thousands):

For the quarter ended March 31, 2019
Operating lease costs (office operations)	$1,299
Variable lease costs (office operations)	134
Total operating lease costs	$1,433

Amounts reported in the consolidated statements of financial condition were as follows:

Operating leases:	For the quarter ended March 31, 2019
Operating lease ROU assets (other assets)	$43,479
Operating lease liabilities (other liabilities)	46,147

Other information related to leases as of March 31, 2019 was as follows:

Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,441
ROU assets obtained in exchange for lease obligations	$4,126
Weighted average remaining lease term	15.5 years
Weighted average discount rate	3.8%

Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.

Maturities of lease liabilities by fiscal year for our operating leases are as follows (in thousands):

As of March 31, 2019
2019	$4,112
2020	4,940
2021	4,604
2022	4,297
2023	4,035
Thereafter	40,973
Total lease payments	62,961
Less amount of lease payments representing interest	16,814
Total present value of lease payments	$46,147

As of December 31, 2018
2019	$4,677
2020	3,884
2021	3,179
2022	2,465
2023	2,040
Thereafter	7,784
Total lease payments	$24,029

The Company has an additional operating lease with undiscounted payments of $3.4 million which has not commenced as of March 31, 2019, and as such, has not been recognized in the Company’s consolidated statement of financial condition. We anticipate this lease to commence during 2019.

(4)    Investment securities and impairment of investment securities

The following table shows the portfolio of investment securities available-for-sale at March 31, 2019 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year or less	$14,804	44	—	14,848

Debt issued by government sponsored enterprises:
Due in one year or less	85,092	—	(457)	84,635
Due in one year through five years	101,060	204	(1,104)	100,160
Due in five years through ten years	987	15	—	1,002
Due after ten years	3,295	—	(132)	3,163

Municipal securities:
Due in one year or less	974	2	—	976
Due in one year through five years	3,990	73	—	4,063
Due in five years through ten years	12,086	100	—	12,186
Due after ten years	14,716	87	—	14,803

Corporate debt issues:
Due in one year or less	41	—	—	41
Due in five years through ten years	915	—	—	915

Residential mortgage-backed securities:
Fixed rate pass-through	154,338	1,224	(2,585)	152,977
Variable rate pass-through	22,782	899	(6)	23,675
Fixed rate agency CMOs	368,622	1,958	(3,680)	366,900
Variable rate agency CMOs	62,287	198	(172)	62,313
Total residential mortgage-backed securities	608,029	4,279	(6,443)	605,865
Total marketable securities available-for-sale	$845,989	4,804	(8,136)	842,657

The following table shows the portfolio of investment securities available-for-sale at December 31, 2018 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year through five years	$14,756	24	—	14,780

Debt issued by government sponsored enterprises:
Due in one year or less	85,089	—	(795)	84,294
Due in one year through five years	101,078	71	(1,512)	99,637
Due after ten years	3,546	—	(142)	3,404

Municipal securities:
Due in one year or less	1,333	2	(6)	1,329
Due in one year through five years	3,985	54	(4)	4,035
Due in five years through ten years	10,603	60	—	10,663
Due after ten years	5,105	31	—	5,136

Corporate debt issues:
Due in five years through ten years	914	—	—	914

Residential mortgage-backed securities:
Fixed rate pass-through	130,172	568	(4,113)	126,627
Variable rate pass-through	24,761	1,003	(5)	25,759
Fixed rate agency CMOs	365,427	865	(5,921)	360,371
Variable rate agency CMOs	64,246	280	(25)	64,501
Total residential mortgage-backed securities	584,606	2,716	(10,064)	577,258
Total marketable securities available-for-sale	$811,015	2,958	(12,523)	801,450

The following table shows the portfolio of investment securities held-to-maturity at March 31, 2019 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Residential mortgage-backed securities:
Fixed rate pass-through	$2,734	81	—	2,815
Variable rate pass-through	1,588	42	—	1,630
Fixed rate agency CMOs	16,698	6	(213)	16,491
Variable rate agency CMOs	651	10	—	661
Total residential mortgage-backed securities	21,671	139	(213)	21,597
Total marketable securities held-to-maturity	$21,671	139	(213)	21,597

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2018 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Residential mortgage-backed securities:
Fixed rate pass-through	$2,896	53	—	2,949
Variable rate pass-through	1,666	39	—	1,705
Fixed rate agency CMOs	17,552	—	(422)	17,130
Variable rate agency CMOs	651	11	—	662
Total residential mortgage-backed securities	22,765	103	(422)	22,446
Total marketable securities held-to-maturity	$22,765	103	(422)	22,446

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2019 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$—	—	136,932	(1,692)	136,932	(1,692)
Residential mortgage-backed securities - agency	31,340	(165)	322,681	(6,492)	354,021	(6,657)
Total temporarily impaired securities	$31,340	(165)	459,613	(8,184)	490,953	(8,349)

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2018 (in thousands):

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

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the quarter ended March 31 (in thousands):

	2019	2018
Beginning balance at January 1, (1)	$—	352
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the quarter	—	—
Reduction for securities sold/called realized during the quarter	—	(352)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at March 31,	$—	—
(1) The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(5)    Loans receivable

The following table shows a summary of our loans receivable at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019			December 31, 2018
	Originated	Acquired	Total	Originated	Acquired	Total
Personal Banking:
Residential mortgage loans (1)	$2,763,192	96,319	2,859,511	2,766,430	93,782	2,860,212
Home equity loans	1,035,189	289,216	1,324,405	1,043,878	214,544	1,258,422
Consumer finance loans (2)	2,292	—	2,292	3,817	—	3,817
Consumer loans	852,608	51,520	904,128	775,378	58,671	834,049
Total Personal Banking	4,653,281	437,055	5,090,336	4,589,503	366,997	4,956,500

Commercial Banking:
Commercial real estate loans	2,443,717	507,294	2,951,011	2,416,047	223,327	2,639,374
Commercial loans	634,417	68,599	703,016	612,962	48,816	661,778
Total Commercial Banking	3,078,134	575,893	3,654,027	3,029,009	272,143	3,301,152
Total loans receivable, gross	7,731,415	1,012,948	8,744,363	7,618,512	639,140	8,257,652

Deferred loan costs	40,043	689	40,732	36,820	798	37,618
Allowance for loan losses	(51,711)	(4,010)	(55,721)	(51,751)	(3,463)	(55,214)
Undisbursed loan proceeds:
Residential mortgage loans	(8,440)	—	(8,440)	(11,513)	—	(11,513)
Commercial real estate loans	(138,241)	(13,461)	(151,702)	(167,029)	(524)	(167,553)
Commercial loans	(53,918)	(1,160)	(55,078)	(63,605)	(1,160)	(64,765)
Total loans receivable, net	$7,519,148	995,006	8,514,154	7,361,434	634,791	7,996,225
(1) There were no loans held for sale at March 31, 2019 and December 31, 2018.
(2) Represents loans from our consumer finance subsidiary that was closed in 2017. Such loans are no longer being originated.

Acquired loans were initially measured at fair value and subsequently accounted for under either ASC Topic 310-30 or ASC Topic 310-20. The following table provides information related to the outstanding principal balance and related carrying value of acquired loans for the dates indicated (in thousands):

	March 31, 2019	December 31, 2018
Acquired loans evaluated individually for future credit losses:
Outstanding principal balance	$8,068	8,189
Carrying value	5,607	5,690

Acquired loans evaluated collectively for future credit losses:
Outstanding principal balance	1,005,356	637,170
Carrying value	993,409	632,564

Total acquired loans:
Outstanding principal balance	1,013,424	645,359
Carrying value	999,016	638,254

The following table provides information related to the changes in the accretable discount, which includes income recognized from contractual cash flows for the dates indicated (in thousands):

Total
Balance at December 31, 2017	$1,540
Accretion	(785)
Net reclassification from nonaccretable yield	—
Balance at December 31, 2018	755
Accretion	(132)
Net reclassification from nonaccretable yield	—
Balance at March 31, 2019	$623

The following table provides information related to acquired impaired loans by portfolio segment and by class of financing receivable at and for the three months ended March 31, 2019 (in thousands):

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income recognized
Personal Banking:
Residential mortgage loans	$975	1,579	6	982	32
Home equity loans	997	1,960	7	1,003	28
Consumer loans	17	36	4	24	3
Total Personal Banking	1,989	3,575	17	2,009	63

Commercial Banking:
Commercial real estate loans	3,539	4,408	1	3,561	67
Commercial loans	79	85	—	79	2
Total Commercial Banking	3,618	4,493	1	3,640	69

Total	$5,607	8,068	18	5,649	132

The following table provides information related to acquired impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2018 (in thousands):

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

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended March 31, 2019 (in thousands):

	Balance as of March 31, 2019	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2018
Originated loans:
Personal Banking:
Residential mortgage loans	$4,005	186	(349)	114	4,054
Home equity loans	3,062	(35)	(112)	25	3,184
Consumer finance loans	405	(229)	(179)	137	676
Consumer loans	11,130	3,051	(2,809)	484	10,404
Total Personal Banking	18,602	2,973	(3,449)	760	18,318

Commercial Banking:
Commercial real estate loans	25,470	(464)	(569)	124	26,379
Commercial loans	7,639	874	(457)	168	7,054
Total Commercial Banking	33,109	410	(1,026)	292	33,433
Total originated loans	51,711	3,383	(4,475)	1,052	51,751

Acquired loans:
Personal Banking:
Residential mortgage loans	92	8	(8)	9	83
Home equity loans	399	45	(42)	48	348
Consumer loans	454	34	(32)	33	419
Total Personal Banking	945	87	(82)	90	850

Commercial Banking:
Commercial real estate loans	2,467	255	(35)	251	1,996
Commercial loans	598	2,742	(2,813)	52	617
Total Commercial Banking	3,065	2,997	(2,848)	303	2,613
Total acquired loans	4,010	3,084	(2,930)	393	3,463

Total	$55,721	6,467	(7,405)	1,445	55,214

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended March 31, 2018 (in thousands):

	Balance as of March 31, 2018	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2017
Originated loans:
Personal Banking:
Residential mortgage loans	$3,724	31	(196)	65	3,824
Home equity loans	3,717	(85)	(301)	31	4,072
Consumer finance loans	3,031	338	(1,553)	278	3,968
Consumer loans	9,140	3,279	(3,177)	563	8,475
Total Personal Banking	19,612	3,563	(5,227)	937	20,339

Commercial Banking:
Commercial real estate loans	20,218	703	(540)	144	19,911
Commercial loans	9,293	(340)	(828)	139	10,322
Total Commercial Banking	29,511	363	(1,368)	283	30,233
Total originated loans	49,123	3,926	(6,595)	1,220	50,572

Acquired loans:
Personal Banking:
Residential mortgage loans	89	(43)	(5)	6	131
Home equity loans	728	202	(310)	74	762
Consumer loans	807	(54)	(72)	43	890
Total Personal Banking	1,624	105	(387)	123	1,783

Commercial Banking:
Commercial real estate loans	3,430	(130)	(11)	22	3,549
Commercial loans	1,034	308	(197)	32	891
Total Commercial Banking	4,464	178	(208)	54	4,440
Total acquired loans	6,088	283	(595)	177	6,223

Total	$55,211	4,209	(7,190)	1,397	56,795

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at March 31, 2019 (in thousands):

	Total loans receivable	Allowance for loan losses	Nonaccrual loans (1)	Loans past due 90 days or more and still accruing (2)	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,867,161	4,097	13,052	—	7,517	813	—
Home equity loans	1,324,405	3,462	7,299	166	2,125	510	31
Consumer finance loans	2,292	405	—	—	—	—	—
Consumer loans	928,770	11,583	4,128	—	—	—	—
Total Personal Banking	5,122,628	19,547	24,479	166	9,642	1,323	31

Commercial Banking:
Commercial real estate loans	2,799,309	27,937	41,278	—	19,372	1,568	491
Commercial loans	647,938	8,237	7,022	—	3,798	330	6
Total Commercial Banking	3,447,247	36,174	48,300	—	23,170	1,898	497

Total	$8,569,875	55,721	72,779	166	32,812	3,221	528

(1)	Includes $15.0 million of nonaccrual TDRs.

(2)	Represents loans 90 days or more past maturity and still accruing.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2018 (in thousands):

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

The following table provides information related to the composition of originated impaired loans by portfolio segment and by class of financing receivable at and for the three months ended March 31, 2019 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$10,781	2,271	505	6,318	19,875	19,696	258
Home equity loans	5,542	1,757	—	1,780	9,079	8,698	166
Consumer loans	3,215	913	—	—	4,128	3,992	92
Total Personal Banking	19,538	4,941	505	8,098	33,082	32,386	516

Commercial Banking:
Commercial real estate loans	24,528	16,750	3,390	7,460	52,128	48,887	486
Commercial loans	2,027	4,995	232	2,303	9,557	8,877	111
Total Commercial Banking	26,555	21,745	3,622	9,763	61,685	57,764	597

Total	$46,093	26,686	4,127	17,861	94,767	90,150	1,113

The following table provides information related to the composition of originated impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2018 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$12,965	2,883	—	6,660	22,508	20,733	910
Home equity loans	5,996	1,079	—	1,818	8,893	9,075	511
Consumer finance loans	22	—	—	—	22	24	—
Consumer loans	3,228	1,072	—	—	4,300	3,992	235
Total Personal Banking	22,211	5,034	—	8,478	35,723	33,824	1,656

Commercial Banking:
Commercial real estate loans	25,509	11,426	8,549	4,435	49,919	41,328	1,599
Commercial loans	3,010	5,091	2,453	2,087	12,641	9,186	507
Total Commercial Banking	28,519	16,517	11,002	6,522	62,560	50,514	2,106

Total	$50,730	21,551	11,002	15,000	98,283	84,338	3,762

At March 31, 2019, we expect to fully collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent. As a result, we do not consider our purchased credit impaired loans that are 90 days or more delinquent to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at March 31, 2019 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,859,252	7,909	7,909	813	—
Home equity loans	1,322,279	2,126	2,126	510	—
Consumer finance loans	2,292	—	—	—	—
Consumer loans	928,747	23	23	6	—
Total Personal Banking	5,112,570	10,058	10,058	1,329	—

Commercial Banking:
Commercial real estate loans	2,764,907	34,402	31,264	6,249	3,138
Commercial loans	640,264	7,674	6,399	746	1,275
Total Commercial Banking	3,405,171	42,076	37,663	6,995	4,413

Total	$8,517,741	52,134	47,721	8,324	4,413

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at December 31, 2018 (in thousands):

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

When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, the loan’s observable market price or the current fair value of the collateral, less selling costs, for collateral dependent loans.  If we determine that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premiums or discounts), impairment is recognized through an allowance estimate or a charge-off to the allowance.  In periods subsequent to modification, we evaluate all TDRs, including those that have payment defaults, for possible impairment in accordance with ASC 310-10. As a result, loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan.

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

The following table provides a roll forward of troubled debt restructurings for the periods indicated (dollars in thousands):

	For the quarter ended March 31,
	2019		2018
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	195	$33,608	205	$32,104
New TDRs	—	—	9	4,935
Re-modified TDRs	—	—	—	—
Net paydowns		(796)		(947)
Charge-offs:
Residential mortgage loans	—	—	1	(135)
Home equity loans	—	—	—	—
Commercial real estate loans	—	—	1	(203)
Commercial loans	—	—	1	(721)
Paid-off loans:
Residential mortgage loans	—	—	1	(249)
Home equity loans	—	—	1	(12)
Commercial real estate loans	—	—	4	(1,574)
Commercial loans	—	—	5	(2,232)
Ending TDR balance:	195	$32,812	200	$30,966

Accruing TDRs		$17,861		$19,749
Non-accrual TDRs		14,951		11,217

During the quarter ended March 31, 2019, there were no new TDRs. Additionally, no TDRs modified within the previous twelve months of March 31, 2019 have subsequently defaulted.

The following tables provide information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the period indicated (dollars in thousands):

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

During the quarter ended March 31, 2018, no TDRs modified within the previous twelve months of March 31, 2018 subsequently defaulted.

The following table provides information as of March 31, 2018 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended March 31, 2018 (dollars in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	2	$—	—	178	35	213
Home equity loans	3	30	—	—	109	139
Total Personal Banking	5	30	—	178	144	352

Commercial Banking:
Commercial real estate loans	1	—	—	—	2,385	2,385
Commercial loans	3	—	—	—	1,431	1,431
Total Commercial Banking	4	—	—	—	3,816	3,816

Total	9	$30	—	178	3,960	4,168

No TDRs were re-modified during the quarters ended March 31, 2018 and March 31, 2019.

The following table provides information related to loan payment delinquencies at March 31, 2019 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Total loans receivable	90 Days or greater delinquent and accruing (1)
Originated loans:
Personal Banking:
Residential mortgage loans	$25,013	2,427	9,332	36,772	2,734,070	2,770,842	—
Home equity loans	6,440	1,880	4,263	12,583	1,022,606	1,035,189	—
Consumer finance loans	295	47	—	342	1,950	2,292	—
Consumer loans	7,032	2,021	3,001	12,054	864,507	876,561	—
Total Personal Banking	38,780	6,375	16,596	61,751	4,623,133	4,684,884	—

Commercial Banking:
Commercial real estate loans	28,064	859	21,205	50,128	2,255,348	2,305,476	—
Commercial loans	2,318	117	1,525	3,960	576,539	580,499	—
Total Commercial Banking	30,382	976	22,730	54,088	2,831,887	2,885,975	—
Total originated loans	69,162	7,351	39,326	115,839	7,455,020	7,570,859	—

Acquired loans:
Personal Banking:
Residential mortgage loans	2,996	175	1,469	4,640	91,679	96,319	20
Home equity loans	1,186	664	1,279	3,129	286,087	289,216	—
Consumer loans	196	109	220	525	51,684	52,209	6
Total Personal Banking	4,378	948	2,968	8,294	429,450	437,744	26

Commercial Banking:
Commercial real estate loans	901	3,205	3,384	7,490	486,343	493,833	61
Commercial loans	1,041	621	502	2,164	65,275	67,439	—
Total Commercial Banking	1,942	3,826	3,886	9,654	551,618	561,272	61
Total acquired loans	6,320	4,774	6,854	17,948	981,068	999,016	87

Total loans	$75,482	12,125	46,180	133,787	8,436,088	8,569,875	87

(1)
Represents acquired loans that were originally recorded at fair value upon acquisition. These loans are considered to be accruing because we can reasonably estimate future cash flows on and expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value and their expected cash flows into interest income.

The following table provides information related to loan payment delinquencies at December 31, 2018 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Total loans receivable	90 Days or greater delinquent and accruing (1)
Originated loans:
Personal Banking:
Residential mortgage loans	$27,245	5,732	11,668	44,645	2,714,474	2,759,119	—
Home equity loans	6,810	1,771	4,825	13,406	1,030,472	1,043,878	—
Consumer finance loans	661	172	21	854	2,963	3,817	—
Consumer loans	9,000	2,867	3,037	14,904	793,092	807,996	—
Total Personal Banking	43,716	10,542	19,551	73,809	4,541,001	4,614,810	—

Commercial Banking:
Commercial real estate loans	5,391	4,801	21,721	31,913	2,217,105	2,249,018	—
Commercial loans	609	560	2,714	3,883	545,474	549,357	—
Total Commercial Banking	6,000	5,361	24,435	35,796	2,762,579	2,798,375	—
Total originated loan	49,716	15,903	43,986	109,605	7,303,580	7,413,185	—

Acquired loans:
Personal Banking:
Residential mortgage loans	532	693	1,317	2,542	91,240	93,782	19
Home equity loans	1,839	294	1,212	3,345	211,199	214,544	40
Consumer loans	447	175	196	818	58,651	59,469	6
Total Personal Banking	2,818	1,162	2,725	6,705	361,090	367,795	65

Commercial Banking:
Commercial real estate loans	112	586	3,866	4,564	218,239	222,803	78
Commercial loans	364	—	296	660	46,996	47,656	—
Total Commercial Banking	476	586	4,162	5,224	265,235	270,459	78
Total acquired loan	3,294	1,748	6,887	11,929	626,325	638,254	143

Total	$53,010	17,651	50,873	121,534	7,929,905	8,051,439	143
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

The following table sets forth information about credit quality indicators updated during the three months ended March 31, 2019 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans:
Personal Banking:
Residential mortgage loans	$2,762,876	—	7,966	—	—	2,770,842
Home equity loans	1,029,941	—	5,248	—	—	1,035,189
Consumer finance loans	2,292	—	—	—	—	2,292
Consumer loans	872,778	—	3,783	—	—	876,561
Total Personal Banking	4,667,887	—	16,997	—	—	4,684,884

Commercial Banking:
Commercial real estate loans	2,113,010	84,164	108,302	—	—	2,305,476
Commercial loans	513,805	34,096	32,598	—	—	580,499
Total Commercial Banking	2,626,815	118,260	140,900	—	—	2,885,975
Total originated loans	7,294,702	118,260	157,897	—	—	7,570,859

Acquired loans:
Personal Banking:
Residential mortgage loans	95,131	—	1,188	—	—	96,319
Home equity loans	287,382	—	1,834	—	—	289,216
Consumer loans	51,762	—	447	—	—	52,209
Total Personal Banking	434,275	—	3,469	—	—	437,744

Commercial Banking:
Commercial real estate loans	464,166	2,889	26,778	—	—	493,833
Commercial loans	59,355	514	7,570	—	—	67,439
Total Commercial Banking	523,521	3,403	34,348	—	—	561,272
Total acquired loans	957,796	3,403	37,817	—	—	999,016

Total loans	$8,252,498	121,663	195,714	—	—	8,569,875

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2018 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans:
Personal Banking:
Residential mortgage loans	$2,749,266	—	9,853	—	—	2,759,119
Home equity loans	1,038,245	—	5,633	—	—	1,043,878
Consumer finance loans	3,817	—	—	—	—	3,817
Consumer loans	804,075	—	3,921	—	—	807,996
Total Personal Banking	4,595,403	—	19,407	—	—	4,614,810

Commercial Banking:
Commercial real estate loans	2,062,728	91,142	95,148	—	—	2,249,018
Commercial loans	503,665	15,760	29,932	—	—	549,357
Total Commercial Banking	2,566,393	106,902	125,080	—	—	2,798,375
Total originated loans	7,161,796	106,902	144,487	—	—	7,413,185

Acquired loans:
Personal Banking:
Residential mortgage loans	92,625	—	1,157	—	—	93,782
Home equity loans	213,273	—	1,271	—	—	214,544
Consumer loans	58,954	—	515	—	—	59,469
Total Personal Banking	364,852	—	2,943	—	—	367,795

Commercial Banking:
Commercial real estate loans	191,622	3,546	27,635	—	—	222,803
Commercial loans	35,397	3,521	8,738	—	—	47,656
Total Commercial Banking	227,019	7,067	36,373	—	—	270,459
Total acquired loans	591,871	7,067	39,316	—	—	638,254

Total	$7,753,667	113,969	183,803	—	—	8,051,439

(6)	Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	March 31, 2019	December 31, 2018
Amortizable intangible assets:
Core deposit intangibles - gross	$63,685	63,685
Acquisitions	7,498	—
Less: accumulated amortization	(46,324)	(45,027)
Core deposit intangibles - net	24,859	18,658
Customer and Contract intangible assets - gross	10,474	10,474
Less: accumulated amortization	(9,461)	(9,311)
Customer and Contract intangible assets - net	$1,013	1,163

The following table shows the actual aggregate amortization expense for the quarters ended March 31, 2019 and 2018, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended March 31, 2019	$1,447
For the quarter ended March 31, 2018	1,520
For the year ending December 31, 2019	6,718
For the year ending December 31, 2020	5,535
For the year ending December 31, 2021	4,438
For the year ending December 31, 2022	3,438
For the year ending December 31, 2023	2,561
For the year ending December 31, 2024	1,876

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2017	$307,420
Goodwill from acquisition	—
Balance at December 31, 2018	307,420
Goodwill from acquisition	37,300
Balance at March 31, 2019	$344,720

We performed our annual goodwill impairment test as of June 30, 2018 in accordance with ASC 350, ("Step 0"), as updated by ASU 2017-04 and concluded that goodwill was not impaired. As of March 31, 2019, there were no events or changes in circumstances that would cause us to update that goodwill impairment test.

(7)    Borrowed Funds

(a)    Borrowings

Borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB"), are secured by our residential first mortgage and other qualifying loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB carries a commitment of $250.0 million. The rate is adjusted daily by the FHLB, and any borrowings on this line may be repaid at any time without penalty. At March 31, 2019 and December 31, 2018 the balance of the revolving line of credit was $16.3 million and $128.6 million, respectively.

At March 31, 2019 and December 31, 2018 collateralized borrowings, due within one year, were $97.8 million, and $105.8 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB.

(b)    Trust Preferred Securities

Prior to our merger with DFSC, we owned three statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust and LNB Trust II, a Delaware statutory business trust (the Trusts). The Trusts exist solely to issue preferred securities to third parties for cash, issue common securities to the Company in exchange for capitalization of the Trusts, invest the proceeds from the sale of trust securities in an equivalent amount of debentures of the Company, and engage in other activities that are incidental to those previously listed. Northwest Bancorp Capital Trust III issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 5, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 30, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%. Northwest Bancorp Statutory Trust IV issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 15, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 15, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%. LNB Trust II has 7,875 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $7,875,000) with a stated maturity of June 15, 2037 and a floating rate of interest, which resets quarterly, equal to three-month LIBOR plus 1.48%. As the shareholders of the trust preferred securities are the primary beneficiaries of the Trusts, the Trusts are not consolidated in our financial statements.

The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities.  Northwest Bancorp Capital Trust III holds $51,547,000 of the Company’s junior subordinated debentures due December 30, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at March 31, 2019 was 3.97%. Northwest Bancorp Statutory Trust IV holds $51,547,000 of the Company’s junior subordinated debentures due December 15, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at March 31, 2019 was 3.99%. LNB Trust II holds $8,119,000 of the Company's junior subordinated debentures due June 15, 2037, with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.48%. The rate in effect at March 31, 2019 was 4.09%.

As a result of the merger with DFSC, we acquired two additional statutory business trusts: Union National Capital Trust I ("UNCT I") and Union National Capital Trust II ("UNCT II"); both are Delaware statutory business trusts. At March 31, 2019, UNCT I had 8,000 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $8,000,000) with a stated maturity of December 19, 2034. These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 2.85%. At March 31, 2019, UNCT II had 3,000 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $3,000,000) with a stated maturity of October 14, 2034. These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 2.0%. The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures held by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities. UNCT I holds $8,248,000 of junior subordinated debentures and UNCT II holds $3,093,000 of junior subordinated debentures. These subordinated debentures are the sole assets of the Trusts.

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

(8)	Guarantees

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer.  At March 31, 2019, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $39.3 million, of which $32.5 million is fully collateralized.  At March 31, 2019, we had a liability, which represents deferred income, of $287,000 related to the standby letters of credit.

(9)	Earnings Per Share

 Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All stock options outstanding during the quarter ended March 31, 2019 and 2018, were included in the computation of diluted earnings per share because the options’ exercise price was less than the average market price of the common shares of $17.74 and $16.83, respectively.

The computation of basic and diluted earnings per share follows (in thousands, except share data and per share amounts):

	Quarter ended March 31,
	2019	2018
Reported net income	$25,044	24,985

Weighted average common shares outstanding	103,101,789	101,598,928
Dilutive potential shares due to effect of stock options	1,394,803	1,537,569
Total weighted average common shares and dilutive potential shares	104,496,592	103,136,497

Basic earnings per share:	$0.24	0.25

Diluted earnings per share:	$0.24	0.24

(10)    Pension and Other Post-retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended March 31,
	Pension benefits		Other post-retirement benefits
	2019	2018	2019	2018
Service cost	$1,274	1,716	—	—
Interest cost	1,827	1,678	11	14
Expected return on plan assets	(2,759)	(2,992)	—	—
Amortization of prior service cost	(581)	(581)	—	—
Amortization of the net loss	855	873	17	24
Net periodic cost	$616	694	28	38

We anticipate making a contribution to our defined benefit pension plan of $2.0 million to $4.0 million during the year ending December 31, 2019.

(11)	Disclosures About Fair Value of Financial Instruments

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

Debt securities - available-for-sale - Generally, debt securities are valued using pricing for similar securities, recently executed transactions and other pricing models utilizing observable inputs. The valuation for most debt securities is classified as Level 2. Securities within Level 2 include corporate bonds, municipal bonds, mortgage-backed securities and US government obligations.

Debt securities - held-to-maturity - The fair value of debt securities held-to-maturity is determined in the same manner as debt securities available-for-sale.

Loans Held for Investment

The fair value of the loans is estimated using a discounted cash flow analysis that utilizes interest rates currently being offered for similar loans adjusted for liquidity and credit risk.

FHLB Stock

Due to the restrictions placed on transferability of FHLB stock, it is not practical to determine the fair value.

 Borrowed Funds

Fixed rate advances are valued by comparing their contractual cost to the prevailing market cost.  The carrying amount of collateralized borrowings approximates the fair value.

Junior Subordinated Debentures

The fair value of junior subordinated debentures is calculated using the discounted cash flows at the prevailing rate of interest.

Cash Flow Hedges - Interest Rate and Foreign Exchange Swap Agreements

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At March 31, 2019 and December 31, 2018, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at March 31, 2019 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$92,924	92,924	92,924	—	—
Securities available-for-sale	842,657	842,657	—	842,657	—
Securities held-to-maturity	21,671	21,597	—	21,597	—
Loans receivable, net	8,514,154	8,423,354	—	—	8,423,354
Accrued interest receivable	28,107	28,107	28,107	—	—
Interest rate swaps	10,537	10,537	—	10,537	—
FHLB stock	12,533	12,533	—	—	—
Total financial assets	$9,522,583	9,431,709	121,031	874,791	8,423,354

Financial liabilities:
Savings and checking deposits	$7,065,197	7,065,197	7,065,197	—	—
Time deposits	1,527,327	1,517,324	—	—	1,517,324
Borrowed funds	114,081	114,081	114,081	—	—
Junior subordinated debentures	121,757	109,880	—	—	109,880
Interest rate swaps	10,537	10,537	—	10,537	—
Accrued interest payable	1,111	1,111	1,111	—	—
Total financial liabilities	$8,840,010	8,818,130	7,180,389	10,537	1,627,204

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at December 31, 2018 (in thousands):

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both March 31, 2019 and December 31, 2018.  There were no transfers of financial instruments between Level 1 and Level 2 during the quarter ended March 31, 2019.

The following table represents assets and liabilities measured at fair value on a recurring basis at March 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	14,848	—	14,848
Government sponsored enterprises	—	188,960	—	188,960
States and political subdivisions	—	32,028	—	32,028
Corporate	—	956	—	956
Total debt securities	—	236,792	—	236,792

Residential mortgage-backed securities:
GNMA	—	26,379	—	26,379
FNMA	—	90,852	—	90,852
FHLMC	—	58,900	—	58,900
Non-agency	—	521	—	521
Collateralized mortgage obligations:
GNMA	—	50,410	—	50,410
FNMA	—	222,774	—	222,774
FHLMC	—	156,029	—	156,029
Non-agency	—	—	—	—
Total mortgage-backed securities	—	605,865	—	605,865
Interest rate swaps	—	10,537	—	10,537
Total assets	$—	853,194	—	853,194

Interest rate swaps	$—	10,537	—	10,537
Total liabilities	$—	10,537	—	10,537

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	14,780	—	14,780
Government sponsored enterprises	—	187,335	—	187,335
States and political subdivisions	—	21,163	—	21,163
Corporate	—	914	—	914
Total debt securities	—	224,192	—	224,192

Residential mortgage-backed securities:
GNMA	—	27,041	—	27,041
FNMA	—	73,196	—	73,196
FHLMC	—	51,621	—	51,621
Non-agency	—	528	—	528
Collateralized mortgage obligations:
GNMA	—	52,331		52,331
FNMA	—	207,033	—	207,033
FHLMC	—	165,508	—	165,508
Non-agency	—	—	—	—
Total mortgage-backed securities	—	577,258	—	577,258
Interest rate swaps	—	6,445	—	6,445
Total assets	$—	807,895	—	807,895

Interest rate swaps	$—	6,445	—	6,445
Total liabilities	$—	6,445	—	6,445

There were no assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarters ended March 31, 2019 and March 31, 2018.

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment, real estate owned, and mortgage servicing rights.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of March 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans measured for impairment	$—	—	39,397	39,397
Real estate owned	—	—	2,345	2,345

Total assets	$—	—	41,742	41,742

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans measured for impairment	$—	—	40,333	40,333
Real estate owned	—	—	2,498	2,498

Total assets	$—	—	42,831	42,831

 Impaired loans — A loan is considered to be impaired as described in Note 1 of the Notes to consolidated financial statements in Item 8 of Part II of our 2018 Annual Report on Form 10-K. We classify loans individually evaluated for impairment that require a specific reserve as nonrecurring Level 3.

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2019 (dollar amounts in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans measured for impairment	$39,397	Appraisal value (1)	Estimated cost to sell	10.0%
		Discounted cash flow	Discount rate	4.25% to 10.0% (7.50%)

Real estate owned	$2,345	Appraisal value (1)	Estimated cost to sell	10.0%

(1)
Fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

(12)    Derivative Financial Instruments

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

Derivatives Not Designated as Hedging Instruments

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

The following table presents information regarding our derivative financial instruments for the periods indicated (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At March 31, 2019
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$261,604	10,537	258,871	10,537
Total derivatives	$261,604	10,537	258,871	10,537

At December 31, 2018
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$221,919	6,445	221,919	6,445
Total derivatives	$221,919	6,445	221,919	6,445

The following table presents income or expense recognized on derivatives for the periods indicated (in thousands):

	For the quarter ended March 31,
	2019	2018
Hedging interest rate derivatives:
Increase in interest expense	$—	332

Non-hedging swap derivatives:
Increase in other income	—	129

(13)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of March 31, 2019 we have not accrued for any legal proceedings based on our analysis of currently available information which is subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

During the year-ended December 31, 2018, Northwest and our subsidiary, Northwest Insurance Services (“NWIS”), were involved in a lawsuit against, among others, First National Bank of Pennsylvania (“FNB”) and their insurance subsidiary, First National Insurance Agency, LLC (“FNIA”). All counterclaims against Northwest were discontinued and, on Friday, December 21, 2018, a verdict was rendered in favor of NWIS on several of its claims. Post-trial proceedings continue and, due to the inherent uncertainties with respect to these proceedings, we have not accrued any awards associated with this verdict within our consolidated financial statements as of March 31, 2019.

(14)    Changes in Accumulated Other Comprehensive Income

The following table shows the changes in accumulated other comprehensive income/(loss) by component for the periods indicated (in thousands):

	For the quarter ended March 31, 2019
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2018	$(6,832)	—	(32,864)	(39,696)

Other comprehensive income before reclassification adjustments	4,452	—	—	4,452
Amounts reclassified from accumulated other comprehensive income (1), (2)	—	—	209	209

Net other comprehensive income	4,452	—	209	4,661

Balance as of March 31, 2019	$(2,380)	—	(32,655)	(35,035)

	For the quarter ended March 31, 2018
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2017	$(4,409)	(691)	(26,980)	(32,080)

Reclassification due to adoption of ASU No. 2018-02	(991)	(149)	(5,606)	(6,746)

Other comprehensive income/(loss) before reclassification adjustments	(3,955)	360	—	(3,595)
Amounts reclassified from accumulated other comprehensive income (3), (4)	(26)	—	226	200

Net other comprehensive income/(loss)	(4,972)	211	(5,380)	(10,141)

Balance as of March 31, 2018	$(9,381)	(480)	(32,360)	(42,221)

(1)	There were no realized gains on securities reclassified from accumulated other comprehensive income.

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $581 and amortization of net loss (compensation and employee benefits) of $(872), net of tax (income tax expense) of $82.

(3)	Consists of realized gains on securities (gain on sales of investments, net) of $33, net of tax (income tax expense) of $(7).

(4)
Consists of amortization of prior service cost (compensation and employee benefits) of $581 and amortization of net loss (compensation and employee benefits) of $(897), net of tax (income tax expense) of $90.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

Overview of Critical Accounting Policies Involving Estimates

Please refer to Note 1 of the notes to consolidated financial statements in Item 8 of Part II of our 2018 Annual Report on Form 10-K.

Comparison of Financial Condition

On March 8, 2019, we acquired all of the outstanding common shares of Donegal Financial Services Corporation ("DFSC"), the holding company for Union Community Bank ("UCB"), for total consideration of $85.8 million, and thereby acquired UCB's 12 branch locations in Lancaster County in eastern Pennsylvania. As a result, we acquired assets with a fair value of $537.9 million, including loans with a fair value of $407.8 million, and we assumed deposits of $479.4 million. Under the terms of the merger agreement, the two shareholders of DFSC, Donegal Mutual Insurance Company and Donegal Group Inc., received payment in the form of 50% cash and 50% stock, or a total of $42.5 million and 2,462,373 shares of NWBI common stock.

Total assets at March 31, 2019 were $10.297 billion, an increase of $689.3 million, or 7.2%, from $9.608 billion at December 31, 2018.  This increase in assets was due primarily to the addition of $537.9 million, at fair value, of assets related to the UCB acquisition.

Total loans receivable increased by $518.4 million, or 6.4%, to $8.570 billion at March 31, 2019, from $8.051 billion at December 31, 2018. This increase was due primarily to the addition of $407.8 million, at fair value, of loans related to the UCB acquisition. Additionally, originated loans receivable increased by $110.6 million, or 1.4%.

     Total deposits increased by $698.3 million, or 8.8%, to $8.593 billion at March 31, 2019 from $7.894 billion at December 31, 2018 primarily due to the addition of $479.4 million of deposits, at fair value, related to the UCB acquisition. In addition, legacy total deposits increased by $219.0 million, or 2.8%, with increases across all deposit products. Legacy noninterest-bearing demand deposits increased by $118.7 million, or 6.8%, to $1.855 billion at March 31, 2019 from $1.736 billion at December 31, 2018. In addition, legacy interest-bearing demand deposits increased by $37.3 million, or 2.6%, to $1.493 billion at March 31, 2019 from $1.455 billion at December 31, 2018. These increases are due primarily to our continued efforts to attract low cost accounts to whom we can also cross-sell other products and services.

Total shareholders’ equity at March 31, 2019 was $1.316 billion, or $12.39 per share, an increase of $58.6 million, or 4.7%, from $1.258 billion, or $12.17 per share, at December 31, 2018.  This increase in equity was primarily the result of the issuance of 2,462,373 shares of our common stock at $17.58 per share for the UCB acquisition as well as the result of net income of $25.0 million for the quarter ended March 31, 2019. Partially offsetting this increase was the payment of cash dividends of $18.6 million for the quarter ended March 31, 2019.

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

The capital conservation buffer requirement was phased in, which began on January 1, 2016 and ended on January 1,
2019, when the full capital conservation buffer requirement was implemented.

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

	At March 31, 2019
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,204,965	14.850%	$851,974	10.500%	$811,403	10.000%
Northwest Bank	1,105,268	13.629%	851,520	10.500%	810,972	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,149,244	14.164%	689,693	8.500%	649,123	8.000%
Northwest Bank	1,048,541	12.929%	689,326	8.500%	648,777	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,031,166	12.708%	567,982	7.000%	527,412	6.500%
Northwest Bank	1,048,541	12.929%	567,680	7.000%	527,132	6.500%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,149,244	11.346%	405,153	4.000%	506,441	5.000%
Northwest Bank	1,048,541	10.368%	404,539	4.000%	505,673	5.000%
(1) Amounts and ratios include the 2019 capital conservation buffer of 2.5%, with the exception of Tier 1 capital to average assets (leverage ratio).

	At December 31, 2018
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,183,619	15.833%	$738,212	9.875%	$747,557	10.000%
Northwest Bank	1,026,027	13.736%	737,647	9.875%	746,984	10.000%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,128,405	15.095%	588,701	7.875%	598,045	8.000%
Northwest Bank	970,813	12.996%	588,250	7.875%	597,587	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,020,530	13.652%	476,567	6.375%	485,912	6.500%
Northwest Bank	970,813	12.996%	776,202	6.375%	448,190	6.000%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,128,405	11.899%	379,342	4.000%	474,177	5.000%
Northwest Bank	970,813	10.240%	379,236	4.000%	474,045	5.000%
(1) Amounts and ratios include the 2018 capital conservation buffer of 1.875%, with the exception of Tier 1 capital to average assets (leverage ratio).

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at March 31, 2019 was 9.4%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At March 31, 2019, Northwest had $3.146 billion of additional borrowing capacity available with the FHLB, including $250.0 million on an overnight line of credit, which had a balance of $16.3 million, as well as $49.4 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

Dividends

We paid $18.6 million and $17.4 million in cash dividends during the quarters ended March 31, 2019 and 2018, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) was 75.0% and 70.8% for the quarters ended March 31, 2019 and 2018, respectively, on dividends of $0.18 per share for the quarter ended March 31, 2019 and on dividends of $0.17 per share for the quarter ended March 31, 2018. On April 17, 2019, the Board of Directors declared a cash dividend of $0.18 per share payable on May 16, 2019 to shareholders of record as of May 2, 2019. This represents the 98th consecutive quarter we have paid a cash dividend.

Nonperforming Assets

The following table sets forth information with respect to nonperforming assets.  Nonaccrual loans are those loans on which the accrual of interest has ceased.  Generally, when a loan is 90 days past due, we fully reverse all accrued interest thereon and cease to accrue interest thereafter.  Exceptions are made for loans that have contractually matured, are in the process of being modified to extend the maturity date and are otherwise current as to principal and interest and well secured loans that are in the process of collection. Loans may also be placed on nonaccrual before they reach 90 days past due if conditions exist that call into question our ability to collect all contractual interest.  Other nonperforming assets represent property acquired through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value less estimated costs to sell or the principal balance of the related loan.

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Loans 90 days or more past due
Residential mortgage loans	$10,801	12,985
Home equity loans	5,542	6,037
Consumer finance loans	—
Consumer loans	3,221	3,254
Commercial real estate loans	24,589	25,587
Commercial loans	2,027	3,010
Total loans 90 days or more past due	$46,180	50,873
Total real estate owned (REO)	2,345	2,498
Total loans 90 days or more past due and REO	48,525	53,371
Total loans 90 days or more past due to net loans receivable	0.54%	0.64%
Total loans 90 days or more past due and REO to total assets	0.47%	0.56%
Nonperforming loans:
Nonaccrual loans - loans 90 days or more delinquent	46,093	50,730
Nonaccrual loans - loans less than 90 days delinquent	26,686	21,552
Loans 90 days or more past maturity and still accruing	166	166
Total nonperforming loans	72,945	72,448
Total nonperforming assets	$75,290	74,946
Nonaccrual troubled debt restructured loans (1)	$14,951	15,306
Accruing troubled debt restructured loans	17,861	18,302
Total troubled debt restructured loans	$32,812	33,608

(1)	Included in nonaccurual loans above.

At March 31, 2019, we expect to fully collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent. As a result, we do not consider these loans that are 90 days or more delinquent, which total $87,000, to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment. Impaired loans at March 31, 2019 and December 31, 2018 were $94.8 million and $98.3 million, respectively.

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

On an ongoing basis, the Credit Administration department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans. This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis. Consumer and small business commercial loans are classified primarily by delinquency status. In addition, a meeting is held every quarter with each region to monitor the performance and status of loans on an internal watch list.  On an on-going basis, the loan officer, in conjunction with a portfolio manager, grades or classifies problem loans or potential problem loans based upon their knowledge of the lending relationship and other information previously accumulated.  This rating is also reviewed independently by our Loan Review department on a periodic basis.  Our loan grading system for problem loans is consistent with industry regulatory guidelines which classifies loans as “substandard”, “doubtful” or “loss.”  Loans that do not expose us to risk sufficient to warrant classification in one of the previous categories, but which possess some weaknesses, are designated as “special mention”.  A “substandard” loan is any loan that is 90 days or more contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable.  Loans classified as “loss” are considered uncollectible so that their continuance as assets without the establishment of a specific loss allowance is not warranted.

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

The individual impairment measures along with the estimated loss for each homogeneous pool are consolidated into one summary document.   This summary schedule along with the support documentation used to establish this schedule is presented to management’s Allowance for Loan Loss Committee ("ALL Committee") monthly.  The ALL Committee reviews and approves the processes and ALL documentation presented.  Based on this review and discussion, the appropriate amount of ALL is estimated and any adjustments to reconcile the actual ALL with this estimate are determined.  The ALL Committee also considers if any changes to the methodology are needed. In addition to the ALL Committee's review and approval, a review is performed by the Risk Management Committee of the Board of Directors on a quarterly basis and annually by internal audit.

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses, which the ALL Committee assesses regularly for appropriateness.  As part of the analysis as of March 31, 2019, we considered the economic conditions in our markets, such as unemployment and bankruptcy levels as well as changes in estimates of real estate collateral values, and no material changes in methodology were determined to be necessary. In addition, we considered the overall trends in asset quality, specific reserves needed and/or already established for criticized loans, historical loss rates and collateral valuations. The ALL increased by $507,000, or 0.9%, to $55.7 million, or 0.65% of total loans at March 31, 2019 from $55.2 million, or 0.69% of total loans, at December 31, 2018. This increase is due primarily to an increase in loans classified as both special mention and substandard. Loans classified as special mention increased to $121.7 million at March 31, 2019 from $114.0 million at December 31, 2018. Loans classified as substandard increased to $195.7 million at March 31, 2019 from $184.1 million at December 31, 2018.

We also consider how the levels of non-accrual loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Nonaccrual loans of $72.8 million, or 0.85% of total loans receivable at March 31, 2019, increased by $500,000, or 0.7%, from $72.3 million, or 0.90% of total loans receivable, at December 31, 2018. As a percentage of average loans, annualized net charge-offs increased to 0.29% for the quarter ended March 31, 2019 compared to 0.23% for the year ended December 31, 2018.

Comparison of Operating Results for the Quarters Ended March 31, 2019 and 2018

Net income for the quarter ended March 31, 2019 was $25.0 million, or $0.24 per diluted share, an increase of $59,000, or 0.2%, from net income of $25.0 million, or $0.24 per diluted share, for the quarter ended March 31, 2018.  The increase in net income resulted from an increase in interest income of $10.8 million, or 12.0%. Partially offsetting this improvement were increases in interest expense of $4.5 million, or 58.5%, noninterest expense of $4.0 million, or 5.9%, and provision for loan losses of $2.3 million, or 53.6%. Net income for the quarter ended March 31, 2019 represents annualized returns on average equity and average assets of 7.96% and 1.03%, respectively, compared to 8.40% and 1.08% for the same quarter last year.  A further discussion of significant changes follows.

Interest Income

Total interest income increased by $10.8 million, or 12.0%, to $100.3 million for the quarter ended March 31, 2019 from $89.5 million for the quarter ended March 31, 2018. This increase is attributed to increases in both the average balance and average yield on interest earning assets. The average yield earned on interest earning assets increased to 4.51% for the quarter ended March 31, 2019 from 4.21% for the quarter ended March 31, 2018 due primarily to recent increases in market interest rates. Additionally, the average balance of interest earning assets increased by $386.1 million, or 4.5%, to $9.019 billion for the quarter ended March 31, 2019 from $8.632 billion for the quarter ended March 31, 2018, due primarily to internal loan growth as well as the UCB acquisition.

Interest income on loans receivable increased by $9.7 million, or 11.4%, to $94.9 million for the quarter ended March 31, 2019 from $85.2 million for the quarter ended March 31, 2018.  This increase is attributed to increases in both the average balance and average yield on loans receivable. The average balance increased by $382.0 million, or 4.9%, to $8.157 billion for the quarter ended March 31, 2019 from $7.775 billion for the quarter ended March 31, 2018. This increase is due to organic loan growth of $279.8 million during the last twelve months as well as loans of $407.8 million from the UCB acquisition. Additionally, the average yield on loans receivable increased to 4.72% for the quarter ended March 31, 2019 from 4.45% for the quarter ended March 31, 2018 primarily as a result of the recent increases in market interest rates.

Interest income on mortgage-backed securities increased by $952,000, or 31.6%, to $4.0 million for the quarter ended March 31, 2019 from $3.0 million for the quarter ended March 31, 2018. This increase is attributed to increases in both the average balance and average yield on mortgage-backed securities. The average yield on mortgage-backed securities increased to 2.62% for the quarter ended March 31, 2019 from 2.16% for the quarter ended March 31, 2018 due to both an increase in short-term market interest rates that positively impacted our adjustable rate mortgage-backed securities and the purchase of fixed rate mortgage-backed securities with yields higher than the existing portfolio. The average balance of mortgage-backed securities increased by $46.4 million, or 8.3%, to $604.5 million for the quarter ended March 31, 2019 from $558.1 million for the quarter ended March 31, 2018.

Interest income on investment securities remained relatively flat when comparing the quarter ended March 31, 2019 and 2018 with interest income of $1.1 million for both quarters. The average balance of investment securities decreased by $29.0 million, or 11.3%, to $227.3 million for the quarter ended March 31, 2019 from $256.3 million for the quarter ended March 31, 2018.  This decrease is due primarily to the maturity or call of municipal and government agency securities. Offsetting this decrease was an increase in the average yield on investment securities to 1.97% for the quarter ended March 31, 2019 from 1.67% for the quarter ended March 31, 2018. This increase in yield can be attributed to higher yielding investments, including municipal bonds, from additions from the UCB acquisition.

Dividends on FHLB stock increased by $74,000, or 76.3%, to $171,000 for the quarter ended March 31, 2019 from $97,000 for the quarter ended March 31, 2018. This increase is attributable to increases in both the average balance and average yield on FHLB stock. The average yield increased to 4.31% for the quarter ended March 31, 2019 from 4.21% for the quarter ended March 31, 2018, as the yield generally tracks changes in market interest rates. Additionally, the average balance increased by $6.7 million, or 72.1% to $16.1 million for the quarter ended March 31, 2019 from $9.4 million for the quarter ended March 31, 2018. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits decreased by $35,000, or 25.9%, to $100,000 for the quarter ended March 31, 2019 from $135,000 for the quarter ended March 31, 2018.  This decrease is attributable to a decrease in the average balance of interest-earning deposits which decreased by $20.0 million, or 58.7%, to $14.1 million for the quarter ended March 31, 2019 from $34.2 million for the quarter ended March 31, 2018. Partially offsetting this decrease was an increase in the average yield on interest-earning deposits to 2.83% for the quarter ended March 31, 2019 from 1.58% for the quarter ended March 31, 2018, as a result of recent increases in the targeted Federal Funds rate by the Federal Reserve.

Interest Expense

Interest expense increased by $4.5 million, or 58.5%, to $12.3 million for the quarter ended March 31, 2019 from $7.8 million for the quarter ended March 31, 2018. This increase in interest expense was primarily due to an increase in the average cost of interest-bearing liabilities, which increased to 0.76% for the quarter ended March 31, 2019 from 0.49% for the quarter ended March 31, 2018. This increase resulted from increases in the interest rate paid on deposits and borrowed funds in response to increases in market interest rates. In addition, the average balance of interest-bearing liabilities increased by $146.1 million, or 2.3%, to $6.602 billion for the quarter ended March 31, 2019 from $6.456 billion for the quarter ended March 31, 2018.

Net Interest Income

Net interest income increased by $6.2 million, or 7.6%, to $88.0 million for the quarter ended March 31, 2019 from $81.8 million for the quarter ended March 31, 2018.  This increase is attributable to the factors discussed above. In addition, we have been able to increase our yield on assets faster than the increase in our cost of funds primarily because of the growth in our non-interest bearing checking deposits, which enable us to increase both our interest rate spread and net interest margin. Our interest rate spread increased to 3.75% for the quarter ended March 31, 2019 from 3.72% for the quarter ended March 31, 2018 and our net interest margin increased to 3.96% for the quarter ended March 31, 2019 from 3.84% for the quarter ended March 31, 2018.

Provision for Loan Losses

The provision for loan losses increased by $2.3 million, or 53.6%, to $6.5 million for the quarter ended March 31, 2019 from $4.2 million for the quarter ended March 31, 2018. This increase is due primarily to a $2.6 million charge-off on one commercial business loan. In addition, total nonaccrual loans increased by $14.1 million to $72.8 million, or 0.85% of total loans, at March 31, 2019 from $58.7 million, or 0.75% of total loans at March 31, 2018 and total loan delinquency increased to $133.8 million, or 1.6% of total loans, at March 31, 2019 from $116.4 million, or 1.5% of total loans at March 31, 2018. Annualized net charge-offs to average loans decreased slightly to 0.29% for the quarter ended March 31, 2019 from 0.30% for the quarter ended March 31, 2018.

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

Noninterest Income

Noninterest income decreased by $126,000, or 0.6%, to $21.7 million for the quarter ended March 31, 2019 from $21.8 million for the quarter ended March 31, 2018. This decrease is due primarily to a $571,000, or 20.8%, decline in insurance commission income primarily as a result of the loss of certain contingent bonus commissions due to changes in related laws impacting the current quarter. Partially offsetting this decline was a decrease in loss on real estate owned of $543,000, or 99.5%, to $3,000 for the current quarter compared to $546,000 for the prior year's quarter, primarily as a result of the sale of one commercial property at a net loss of $265,000 during the first quarter of 2018.

Noninterest Expense

Noninterest expense increased by $4.0 million, or 5.9%, to $71.4 million for the quarter ended March 31, 2019 from $67.4 million for the quarter ended March 31, 2018.  This increase resulted primarily from a $1.7 million, or 4.6%, increase in compensation and employee benefits due to both internal growth in compensation and staff as well as the addition of UCB employees. In addition, processing expenses increased by $728,000, or 7.5% as we continue to invest in technology and infrastructure to meet the demands of becoming a $10.0 billion institution. Also contributing to this increase was an increase in restructuring and acquisition expense of $1.9 million due to expenses incurred as part of the UCB acquisition.

Income Taxes

The provision for income taxes decreased by $231,000, or 3.3%, to $6.7 million for the quarter ended March 31, 2019 from $6.9 million for the quarter ended March 31, 2018. Our effective tax rate for the quarter ended March 31, 2019 was 21.1% compared to 21.7% for the quarter ended March 31, 2018. We anticipate our effective tax rate to be between 21.0% and 23.0% for the year ending December 31, 2019.

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

	Quarter ended March 31,
	2019				2018
	Average balance		Interest	Avg. yield/ cost (g)	Average balance		Interest	Avg. yield/ cost (g)
Assets
Interest-earning assets:
Residential mortgage loans	$2,842,556		29,282	4.12%	$2,756,142		27,973	4.06%
Home equity loans	1,265,974		16,048	5.14%	1,298,780		14,786	4.62%
Consumer loans	869,536		10,052	4.69%	637,691		7,450	4.74%
Consumer finance loans	2,999		139	18.54%	15,254		768	20.14%
Commercial real estate loans	2,560,408		30,767	4.81%	2,471,422		27,384	4.43%
Commercial loans	615,090		8,967	5.83%	595,276		7,160	4.81%
Loans receivable (a) (b) (includes FTE adjustments of $320 and $301, respectively)	8,156,563		95,255	4.74%	7,774,565		85,521	4.46%
Mortgage-backed securities (c)	604,463		3,965	2.62%	558,055		3,013	2.16%
Investment securities (c) (includes FTE adjustments of $49 and $104, respectively)	227,312		1,167	2.05%	256,287		1,172	1.83%
FHLB stock	16,098		171	4.31%	9,354		97	4.21%
Other interest-earning deposits	14,136		100	2.83%	34,200		135	1.58%
Total interest-earning assets (includes FTE adjustments of $369 and $405, respectively)	9,018,572		100,658	4.53%	8,632,461		89,938	4.23%
Noninterest earning assets (d)	868,843				779,812

Total assets	$9,887,415				$9,412,273

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$1,650,947		758	0.19%	$1,670,491		749	0.18%
Interest-bearing checking deposits	1,452,963		1,162	0.32%	1,419,459		603	0.17%
Money market deposit accounts	1,693,626		2,579	0.62%	1,706,800		1,053	0.25%
Time deposits	1,432,679		5,646	1.60%	1,415,247		4,053	1.16%
Borrowed funds (e)	257,550		1,006	1.58%	133,231		124	0.38%
Junior subordinated debentures	114,727		1,156	4.03%	111,213		1,184	4.26%
Total interest-bearing liabilities	6,602,492		12,307	0.76%	6,456,441		7,766	0.49%
Noninterest-bearing checking deposits (f)	1,785,158				1,606,247
Noninterest-bearing liabilities	223,480				143,608

Total liabilities	8,611,130				8,206,296

Shareholders’ equity	1,276,285				1,205,977

Total liabilities and shareholders’ equity	$9,887,415				$9,412,273

Net interest income/Interest rate spread			88,351	3.77%			82,172	3.74%

Net interest-earning assets/Net interest margin	$2,416,080			3.97%	$2,176,020			3.86%

Ratio of interest-earning assets to interest-bearing liabilities	1.37	X			1.34	X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/amortization of deferred loan fees/expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(e)	Average balances include FHLB borrowings and collateralized borrowings.

(f)	Average cost of deposits including noninterest-bearing checking was 0.51% and 0.33%, respectively.

(g)
Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 4.72% and 4.45%, respectively; investment securities — 1.97% and 1.67%, respectively; interest-earning assets — 4.51% and 4.21%, respectively. GAAP basis net interest rate spreads were 3.75% and 3.72%, respectively; and GAAP basis net interest margins were 3.96% and 3.84%, respectively.

Rate/Volume Analysis
(in thousands)

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

	For the quarters ended March 31, 2019 vs. 2018
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest earning assets:
Loans receivable	$5,273	4,461	9,734
Mortgage-backed securities	648	304	952
Investment securities	128	(133)	(5)
FHLB stock	3	71	74
Other interest-earning deposits	44	(79)	(35)
Total interest-earning assets	6,096	4,624	10,720

Interest-bearing liabilities:
Savings deposits	18	(9)	9
Interest-bearing checking deposits	532	27	559
Money market deposit accounts	1,546	(20)	1,526
Time deposits	1,524	69	1,593
Borrowed funds	396	486	882
Junior subordinated debentures	(65)	37	(28)
Total interest-bearing liabilities	3,951	590	4,541

Net change in net interest income	$2,145	4,034	6,179

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at March 31, 2019 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from March 31, 2019 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/(decrease) in net interest income	(0.5)%	(0.5)%	(0.8)%	(4.0)%
Projected percentage increase/(decrease) in net income	(1.1)%	(0.8)%	(1.4)%	(9.7)%
Projected increase/(decrease) in return on average equity	(1.0)%	(0.8)%	(1.4)%	(9.4)%
Projected increase/(decrease) in earnings per share	$(0.01)	$(0.01)	$(0.02)	$(0.11)
Projected percentage increase/(decrease) in market value of equity	(2.9)%	(5.3)%	(8.1)%	(2.5)%

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

PART II.             OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

We are subject to a number of asserted and unasserted claims encountered in the normal course of business.  We believe that any additional liability, other than that which has already been accrued, that may result from such potential litigation will not have a material adverse effect on the financial statements.  However, we cannot presently determine whether or not any claims against us will have a material adverse effect on our results of operations in any future reporting period. Refer to note 13.

Item 1A.    RISK FACTORS

Except as previously disclosed, there have been no material updates or additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)      Not applicable.

b)       Not applicable.

c)    The following table discloses information regarding the repurchase of shares of common stock during the quarter ending March 31, 2019:

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

Item 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION

Not applicable.

Item 6.        EXHIBITS

10.1
Employment Agreement by and between Northwest Bank, Northwest Bancshares, Inc. and Steven G. Fisher, Dated May 1, 2019 (incorporated by reference to the Current Report on Form 8-K of Northwest Bancshares, Inc. (file no. 001-34582), filed with the Securities and Exchange Commission on April 4, 2019.

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	May 9, 2019	By:	/s/ Ronald J. Seiffert
Ronald J. Seiffert
Chairman, President and Chief Executive Officer
(Duly Authorized Officer)

Date:	May 9, 2019	By:	/s/ Jeffrey R. White
Jeffrey R. White
Controller
(Principal Accounting Officer)