Form 10-Q
period 2019-06-30
Northwest Bancshares, Inc.
filed 2019-08-08
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
 OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                   to

Commission File Number 001-34582

NORTHWEST BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Maryland			27-0950358
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

100 Liberty Street	Warren	Pennsylvania	16365
(Address of Principal Executive Offices)			(Zip Code)

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

☒    Large accelerated filer     ☐    Accelerated filer
☐    Non-accelerated filer     ☐    Smaller reporting company
☐Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock ($0.01 par value), 106,642,928 shares outstanding as of July 31, 2019.

NORTHWEST BANCSHARES, INC.

Item 1.        FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$106,988	68,789
Marketable securities available-for-sale (amortized cost of $850,248 and $811,015)	854,765	801,450
Marketable securities held-to-maturity (fair value of $20,676 and $22,446)	20,414	22,765
Total cash and cash equivalents and marketable securities	982,167	893,004

Personal Banking:
Residential mortgage loans	2,899,164	2,864,470
Home equity loans	1,314,947	1,258,422
Consumer loans	1,011,424	859,713
Total Personal Banking loans	5,225,535	4,982,605
Commercial Banking:
Commercial real estate loans	2,808,153	2,471,821
Commercial loans	703,194	597,013
Total Commercial Banking loans	3,511,347	3,068,834
Total loans	8,736,882	8,051,439
Allowance for loan losses	(53,107)	(55,214)
Total loans, net	8,683,775	7,996,225

Federal Home Loan Bank stock, at cost	14,966	15,635
Accrued interest receivable	28,742	24,490
Real estate owned, net	2,070	2,498
Premises and equipment, net	148,973	143,390
Bank-owned life insurance	186,870	171,079
Goodwill	344,720	307,420
Other intangible assets	24,112	19,821
Other assets	89,088	34,211
Total assets	$10,505,483	9,607,773

Liabilities and shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$1,944,550	1,736,156
Interest-bearing demand deposits	1,670,983	1,455,460
Money market deposit accounts	1,784,437	1,661,623
Savings deposits	1,683,551	1,636,099
Time deposits	1,600,372	1,404,841
Total deposits	8,683,893	7,894,179

Borrowed funds	171,677	234,389
Junior subordinated debentures	121,757	111,213
Advances by borrowers for taxes and insurance	54,507	43,298
Accrued interest payable	1,207	744
Other liabilities	138,854	66,312
Total liabilities	9,171,895	8,350,135

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 106,614,607 and 103,354,030 shares issued, respectively	1,066	1,034
Paid-in capital	798,942	745,926
Retained earnings	562,799	550,374
Accumulated other comprehensive loss	(29,219)	(39,696)
Total shareholders’ equity	1,333,588	1,257,638
Total liabilities and shareholders’ equity	$10,505,483	9,607,773
See accompanying notes to unaudited consolidated financial statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except share data)

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest income
Loans receivable	$100,917	88,106	195,852	173,326
Mortgage-backed securities	4,280	3,254	8,245	6,267
Taxable investment securities	898	648	1,834	1,326
Tax-free investment securities	237	313	419	703
Federal Home Loan Bank stock dividends	316	85	487	182
Interest-earning deposits	159	469	259	604
Total interest income	106,807	92,875	207,096	182,408
Interest expense
Deposits	12,484	7,309	22,629	13,767
Borrowed funds	1,720	1,340	3,882	2,648
Total interest expense	14,204	8,649	26,511	16,415
Net interest income	92,603	84,226	180,585	165,993
Provision for loan losses	4,667	5,349	11,134	9,558
Net interest income after provision for loan losses	87,936	78,877	169,451	156,435
Noninterest income:
Gain on sale of investments	29	—	23	153
Service charges and fees	13,339	12,908	25,382	24,807
Trust and other financial services income	4,444	4,050	8,639	8,081
Insurance commission income	2,145	2,090	4,323	4,839
Gain/(loss) on real estate owned, net	91	176	88	(370)
Income from bank-owned life insurance	1,197	2,333	2,202	3,323
Mortgage banking income	188	77	404	301
Other operating income	1,930	2,475	3,964	4,763
Total noninterest income	23,363	24,109	45,025	45,897
Noninterest expense
Compensation and employee benefits	42,008	39,031	80,196	75,541
Premises and occupancy costs	7,387	6,824	14,605	14,131
Office operations	3,708	3,768	6,839	7,176
Collections expense	939	434	1,247	946
Processing expenses	10,634	9,560	21,068	19,266
Marketing expenses	2,729	2,014	4,615	4,154
Federal deposit insurance premiums	681	671	1,387	1,388
Professional services	3,198	2,819	5,722	5,096
Amortization of intangible assets	1,760	1,520	3,207	3,040
Real estate owned expense	128	133	287	425
Restructuring/acquisition expense	1,105	393	3,031	393
Other expenses	3,235	2,620	6,732	5,652
Total noninterest expense	77,512	69,787	148,936	137,208
Income before income taxes	33,787	33,199	65,540	65,124
Federal and state income taxes expense	7,404	6,900	14,113	13,840
Net income	$26,383	26,299	51,427	51,284
Basic earnings per share	$0.25	0.26	0.49	0.50
Diluted earnings per share	$0.25	0.25	0.49	0.50
See accompanying notes to unaudited consolidated financial statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$26,383	26,299	51,427	51,284
Other comprehensive income net of tax:
Net unrealized holding gains/(losses) on marketable securities:
Unrealized holding gains/(losses) net of tax of ($2,243), $494, ($4,024), and $2,081 respectively	5,608	(1,237)	10,061	(5,199)
Reclassification adjustment for gains included in net income, net of tax of $1, $30, $1 and $37, respectively	(1)	(75)	(2)	(94)
Net unrealized holding gains/(losses) on marketable securities	5,607	(1,312)	10,059	(5,293)

Change in fair value of interest rate swaps, net of tax of $0, ($58), $0 and ($153), respectively	—	214	—	574

Defined benefit plan:
Reclassification adjustments for prior period service costs and net losses included in net income, net of tax of ($85), ($91), ($167) and ($181), respectively	209	226	418	452

Other comprehensive income/(loss)	5,816	(872)	10,477	(4,267)

Total comprehensive income	$32,199	25,427	61,904	47,017
See accompanying notes to unaudited consolidated financial statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended June 30, 2019	Shares	Amount
Balance at March 31, 2019	106,220,030	$1,062	795,044	555,205	(35,035)	1,316,276

Comprehensive income:
Net income	—	—	—	26,383	—	26,383

Other comprehensive income, net of tax of ($2,329)	—	—	—	—	5,816	5,816

Total comprehensive income	—	—	—	26,383	5,816	32,199

Reclassification due to adoption of ASU No. 2016-02	—	—	—	344	—	344

Exercise of stock options	116,073	1	1,366	—	—	1,367

Stock-based compensation expense	281,100	3	2,532	—	—	2,535

Stock-based compensation forfeited	(2,596)	—	—	—	—	—

Dividends paid ($0.18 per share)	—	—	—	(19,133)	—	(19,133)

Balance at June 30, 2019	106,614,607	$1,066	798,942	562,799	(29,219)	1,333,588

			Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended June 30, 2018	Shares	Amount
Balance at March 31, 2018	102,599,662	$1,026	734,065	522,384	(42,221)	1,215,254

Comprehensive income:
Net income	—	—	—	26,299	—	26,299

Other comprehensive loss, net of tax of $375	—	—	—	—	(872)	(872)

Total comprehensive income/(loss)	—	—	—	26,299	(872)	25,427

Exercise of stock options	291,595	3	3,312	—	—	3,315

Stock-based compensation expense	414,330	4	2,294	—	—	2,298

Stock-based compensation forfeited	(182,697)	(2)	2	—	—	—

Dividends paid ($0.17 per share)	—	—	—	(17,414)	—	(17,414)

Balance at June 30, 2018	103,122,890	$1,031	739,673	531,269	(43,093)	1,228,880
See accompanying notes to unaudited consolidated financial statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Six months ended June 30, 2019	Shares	Amount
Beginning balance at December 31, 2018	103,354,030	$1,034	745,926	550,374	(39,696)	1,257,638

Comprehensive income:
Net income	—	—	—	51,427	—	51,427

Other comprehensive income, net of tax of ($4,190)	—	—	—	—	10,477	10,477

Total comprehensive income	—	—	—	51,427	10,477	61,904

Acquisition of Union Community Bank ("UCB")	2,462,373	24	43,264	—	—	43,288

Reclassification due to adoption of ASU No. 2016-02	—	—	—	(1,226)	—	(1,226)

Exercise of stock options	547,855	5	6,020	—	—	6,025

Stock-based compensation expense	281,100	3	3,732	—	—	3,735

Stock-based compensation forfeited	(30,751)	—	—	—	—	—

Share repurchases	—	—	—	—	—	—

Dividends paid ($0.36 per share)	—	—	—	(37,776)	—	(37,776)

Ending balance at June 30, 2019	106,614,607	$1,066	798,942	562,799	(29,219)	1,333,588

			Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Six months ended June 30, 2018	Shares	Amount
Beginning balance at December 31, 2017	102,394,828	$1,027	730,719	508,058	(32,080)	1,207,724

Reclassification due to adoption of ASU No. 2018-02	—	—	—	6,746	(6,746)	—

Comprehensive income:
Net income	—	—	—	51,284	—	51,284

Other comprehensive loss, net of tax of $1,784	—	—	—	—	(4,267)	(4,267)

Total comprehensive income/(loss)	—	—	—	58,030	(11,013)	47,017

Exercise of stock options	496,429	5	5,677	—	—	5,682

Stock-based compensation expense	414,330	4	3,272	—	—	3,276

Stock-based compensation forfeited	(182,697)	(5)	5	—	—	—

Dividends paid ($0.34 per share)	—	—	—	(34,819)	—	(34,819)

Ending balance at June 30, 2018	103,122,890	$1,031	739,673	531,269	(43,093)	1,228,880
See accompanying notes to unaudited consolidated financial statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six months ended June 30,
	2019	2018
Operating activities:
Net Income	$51,427	51,284
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,134	9,558
Net loss on sale of assets	1,425	1,115
Net depreciation, amortization and accretion	1,404	6,708
Increase in other assets	(58,103)	(5,987)
Increase/(decrease) in other liabilities	68,915	(4,276)
Net amortization on marketable securities	441	898
Noncash write-down of real estate owned	337	940
Deferred income tax expense	253	22
Origination of loans held for sale	—	(1,297)
Proceeds from sale of loans held for sale	—	4,501
Noncash compensation expense related to stock benefit plans	3,735	3,276
Net cash provided by operating activities	80,968	66,742

Investing activities:
Purchase of marketable securities available-for-sale	(76,022)	(108,879)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	2,343	3,923
Proceeds from maturities and principal reductions of marketable securities available-for-sale	82,584	88,183
Proceeds from sale of marketable securities available-for-sale	32,389	5,206
Proceeds from bank-owned life insurance	2,207	—
Loan originations	(1,643,950)	(1,483,080)
Proceeds from loan maturities and principal reductions	1,359,064	1,322,618
Net proceeds of Federal Home Loan Bank stock	1,122	3,846
Proceeds from sale of real estate owned	2,480	4,415
Sale of real estate owned for investment, net	304	304
Purchase of premises and equipment	(6,518)	(1,661)
Acquisitions, net of cash received	(25,833)	—
Net cash used in investing activities	(269,830)	(165,125)

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
(in thousands)

	Six months ended June 30,
	2019	2018
Financing activities:
Increase in deposits, net	$310,335	180,389
Net decrease in short-term borrowings	(62,712)	(8,349)
Increase in advances by borrowers for taxes and insurance	11,189	10,815
Cash dividends paid	(37,776)	(34,819)
Proceeds from stock options exercised	6,025	5,682
Net cash provided by financing activities	227,061	153,718

Net increase in cash and cash equivalents	$38,199	55,335

Cash and cash equivalents at beginning of period	$68,789	77,710
Net increase in cash and cash equivalents	38,199	55,335
Cash and cash equivalents at end of period	$106,988	133,045
Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $20,913 and $13,115, respectively)	$26,048	16,307
Income taxes	$10,772	9,149

Business acquisitions:
Fair value of assets acquired	$580,407	—
Northwest Bancshares, Inc. common stock issued	(43,288)	—
Cash paid	(42,500)	—
Liabilities assumed	$494,619	—

Non-cash activities:
Loan foreclosures and repossessions	$3,338	3,599
Sale of real estate owned financed by the Company	44	183
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

The results of operations for the quarter and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other period.

Stock-Based Compensation

On May 22, 2019, the Company awarded employees 547,410 stock options and directors 64,800 stock options with an exercise price of $17.27 and grant date fair value of $1.14 per stock option, and the Company awarded employees 256,800 restricted common shares and directors 24,300 restricted common shares with a grant date fair value of $17.27. Awarded stock options and common shares vest over a seven-year period with the first vesting occurring on the grant date. Stock-based compensation expense of $2.5 million and $2.3 million for the quarters ended June 30, 2019 and 2018, and $3.7 million and $3.3 million for the six months ended June 30, 2019 and 2018, respectively, was recognized in compensation expense relating to our stock benefit plans. At June 30, 2019, there was compensation expense of $4.1 million to be recognized for awarded but unvested stock options and $19.7 million for unvested common shares.

 Income Taxes-Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  At June 30, 2019 we had no liability for unrecognized tax benefits.

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
Recent Accounting Pronouncements

(a)    Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Accounting Standards Codification ("ASC") Topic 842 establishes a right of use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company has elected not to recognize ROU assets and lease liabilities for short-term leases of all classes of underlying assets that have a lease term of 12 months or less and recognizes lease expense for these leases on a straight-line basis over the term of the lease.

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

As a result of the adoption of ASU 2016-02, we recognized an operating lease ROU asset of $40.2 million, an operating lease liability of approximately $42.2 million and a cumulative-effect adjustment on retained earnings of $1.2 million on the consolidated statements of financial condition as of January 1, 2019, with no impact on our consolidated statement of income or consolidated statement of cash flows compared to the prior lease accounting model.

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

Direct costs related to the UCB merger were expensed as incurred and were $3.0 million during the six months ended June 30, 2019, which includes technology and communications costs, professional services, marketing and advertising, and other noninterest expenses.

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

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost recognized within our consolidated statements of income were as follows (in thousands):

	For the quarter ended June 30, 2019	For the six months ended June 30, 2019
Operating lease costs (office operations)	$1,382	2,681
Variable lease costs (office operations)	56	190
Total operating lease costs	$1,438	2,871

Amounts reported in the consolidated statements of financial condition were as follows (in thousands):

Operating leases:	As of June 30, 2019
Operating lease ROU assets (other assets)	$45,944
Operating lease liabilities (other liabilities)	48,593

Other information related to leases as of June 30, 2019 was as follows (in thousands):

Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$2,692
ROU assets obtained in exchange for lease obligations	$7,630
Weighted average remaining lease term	15.7 years
Weighted average discount rate	3.8%

Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.

Maturities of lease liabilities by fiscal year for our operating leases are as follows (in thousands):

As of June 30, 2019
2019	$2,832
2020	5,173
2021	4,841
2022	4,536
2023	4,277
Thereafter	44,878
Total lease payments	66,537
Less amount of lease payments representing interest	17,944
Total present value of lease payments	$48,593

As of December 31, 2018
2019	$4,677
2020	3,884
2021	3,179
2022	2,465
2023	2,040
Thereafter	7,784
Total lease payments	$24,029

The Company has an additional operating lease with undiscounted total payments of $3.4 million which has not commenced as of June 30, 2019, and as such, has not been recognized in the Company’s consolidated statement of financial condition. We anticipate this lease to commence during 2019.

(4)    Investment securities and impairment of investment securities

The following table shows the portfolio of investment securities available-for-sale at June 30, 2019 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year or less	$14,852	75	—	14,927

Debt issued by government sponsored enterprises:
Due in one year or less	85,097	92	(165)	85,024
Due in one year through five years	85,941	344	(511)	85,774
Due in five years through ten years	4,061	44	(123)	3,982

Municipal securities:
Due in one year or less	1,171	3	—	1,174
Due in one year through five years	3,794	84	—	3,878
Due in five years through ten years	12,597	150	(1)	12,746
Due after ten years	13,748	263	—	14,011

Corporate debt issues:
Due in five years through ten years	917	—	—	917

Residential mortgage-backed securities:
Fixed rate pass-through	147,141	1,747	(1,320)	147,568
Variable rate pass-through	21,577	896	(4)	22,469
Fixed rate agency CMOs	399,260	4,512	(1,583)	402,189
Variable rate agency CMOs	60,092	198	(184)	60,106
Total residential mortgage-backed securities	628,070	7,353	(3,091)	632,332
Total marketable securities available-for-sale	$850,248	8,408	(3,891)	854,765

The following table shows the portfolio of investment securities available-for-sale at December 31, 2018 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year through five years	$14,756	24	—	14,780

Debt issued by government sponsored enterprises:
Due in one year or less	85,089	—	(795)	84,294
Due in one year through five years	101,078	71	(1,512)	99,637
Due after ten years	3,546	—	(142)	3,404

Municipal securities:
Due in one year or less	1,333	2	(6)	1,329
Due in one year through five years	3,985	54	(4)	4,035
Due in five years through ten years	10,603	60	—	10,663
Due after ten years	5,105	31	—	5,136

Corporate debt issues:
Due in five years through ten years	914	—	—	914

Residential mortgage-backed securities:
Fixed rate pass-through	130,172	568	(4,113)	126,627
Variable rate pass-through	24,761	1,003	(5)	25,759
Fixed rate agency CMOs	365,427	865	(5,921)	360,371
Variable rate agency CMOs	64,246	280	(25)	64,501
Total residential mortgage-backed securities	584,606	2,716	(10,064)	577,258
Total marketable securities available-for-sale	$811,015	2,958	(12,523)	801,450

The following table shows the portfolio of investment securities held-to-maturity at June 30, 2019 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Residential mortgage-backed securities:
Fixed rate pass-through	$2,609	98	—	2,707
Variable rate pass-through	1,469	41	—	1,510
Fixed rate agency CMOs	15,718	114	—	15,832
Variable rate agency CMOs	618	9	—	627
Total residential mortgage-backed securities	20,414	262	—	20,676
Total marketable securities held-to-maturity	$20,414	262	—	20,676

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2018 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Residential mortgage-backed securities:
Fixed rate pass-through	$2,896	53	—	2,949
Variable rate pass-through	1,666	39	—	1,705
Fixed rate agency CMOs	17,552	—	(422)	17,130
Variable rate agency CMOs	651	11	—	662
Total residential mortgage-backed securities	22,765	103	(422)	22,446
Total marketable securities held-to-maturity	$22,765	103	(422)	22,446

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2019 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$—	—	122,504	(799)	122,504	(799)
Municipal securities	502	(2)	—	—	502	(2)
Residential mortgage-backed securities - agency	41,395	(381)	196,183	(2,711)	237,578	(3,092)
Total temporarily impaired securities	$41,897	(383)	318,687	(3,510)	360,584	(3,893)

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

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the quarter ended June 30, (in thousands):

	2019	2018
Beginning balance at January 1, (1)	$—	352
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the quarter	—	—
Reduction for securities sold/called realized during the quarter	—	(352)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at June 30,	$—	—

(1) The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(5)    Loans receivable

The following table shows a summary of our loans receivable at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019			December 31, 2018
	Originated	Acquired	Total	Originated	Acquired	Total
Personal Banking:
Residential mortgage loans (1)	$2,799,400	92,372	2,891,772	2,766,430	93,782	2,860,212
Home equity loans	1,041,302	273,645	1,314,947	1,043,878	214,544	1,258,422
Consumer finance loans (2)	1,449	—	1,449	3,817	—	3,817
Consumer loans	938,052	45,217	983,269	775,378	58,671	834,049
Total Personal Banking	4,780,203	411,234	5,191,437	4,589,503	366,997	4,956,500

Commercial Banking:
Commercial real estate loans	2,551,548	479,063	3,030,611	2,416,047	223,327	2,639,374
Commercial loans	695,672	64,454	760,126	612,962	48,816	661,778
Total Commercial Banking	3,247,220	543,517	3,790,737	3,029,009	272,143	3,301,152
Total loans receivable, gross	8,027,423	954,751	8,982,174	7,618,512	639,140	8,257,652

Deferred loan costs	44,676	609	45,285	36,820	798	37,618
Allowance for loan losses	(48,429)	(4,678)	(53,107)	(51,751)	(3,463)	(55,214)
Undisbursed loan proceeds:
Residential mortgage loans	(11,187)	—	(11,187)	(11,513)	—	(11,513)
Commercial real estate loans	(215,132)	(7,326)	(222,458)	(167,029)	(524)	(167,553)
Commercial loans	(55,786)	(1,146)	(56,932)	(63,605)	(1,160)	(64,765)
Total loans receivable, net	$7,741,565	942,210	8,683,775	7,361,434	634,791	7,996,225

(1) There were no loans held for sale at June 30, 2019 and December 31, 2018.
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

Acquired loans were initially measured at fair value and subsequently accounted for under either ASC Topic 310-30 or ASC Topic 310-20. The following table provides information related to the outstanding principal balance and related carrying value of acquired loans for the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Acquired loans evaluated individually for future credit losses:
Outstanding principal balance	$7,844	8,189
Carrying value	5,324	5,690

Acquired loans evaluated collectively for future credit losses:
Outstanding principal balance	952,597	637,170
Carrying value	941,564	632,564

Total acquired loans:
Outstanding principal balance	960,441	645,359
Carrying value	946,888	638,254

The following table provides information related to the changes in the accretable discount, which includes income recognized from contractual cash flows for the dates indicated (in thousands):

Total
Balance at December 31, 2017	$1,540
Accretion	(785)
Net reclassification from nonaccretable yield	—
Balance at December 31, 2018	755
Accretion	(267)
Net reclassification from nonaccretable yield	—
Balance at June 30, 2019	$488

The following table provides information related to acquired impaired loans by portfolio segment and by class of financing receivable at and for the six months ended June 30, 2019 (in thousands):

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income recognized
Personal Banking:
Residential mortgage loans	$950	1,559	3	970	55
Home equity loans	839	1,781	7	923	70
Consumer loans	18	53	4	24	7
Total Personal Banking	1,807	3,393	14	1,917	132

Commercial Banking:
Commercial real estate loans	3,439	4,366	4	3,512	133
Commercial loans	78	85	—	78	2
Total Commercial Banking	3,517	4,451	4	3,590	135

Total	$5,324	7,844	18	5,507	267

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

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended June 30, 2019 (in thousands):

	Balance as of June 30, 2019	Current period provision	Charge-offs	Recoveries	Balance as of March 31, 2019
Originated loans
Personal Banking:
Residential mortgage loans	$3,909	185	(390)	109	4,005
Home equity loans	2,990	153	(249)	24	3,062
Consumer finance loans	266	(191)	(58)	110	405
Consumer loans	10,500	1,328	(2,472)	514	11,130
Total Personal Banking	17,665	1,475	(3,169)	757	18,602

Commercial Banking:
Commercial real estate loans	20,962	(508)	(4,147)	147	25,470
Commercial loans	9,802	2,937	(874)	100	7,639
Total Commercial Banking	30,764	2,429	(5,021)	247	33,109
Total originated loans	48,429	3,904	(8,190)	1,004	51,711

Acquired loans
Personal Banking:
Residential mortgage loans	104	—	(7)	19	92
Home equity loans	344	(16)	(140)	101	399
Consumer loans	511	32	(36)	61	454
Total Personal Banking	959	16	(183)	181	945

Commercial Banking:
Commercial real estate loans	2,571	23	(220)	301	2,467
Commercial loans	1,148	724	(213)	39	598
Total Commercial Banking	3,719	747	(433)	340	3,065
Total acquired loans	4,678	763	(616)	521	4,010

Total	$53,107	4,667	(8,806)	1,525	55,721

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended June 30, 2018 (in thousands):

	Balance as of June 30, 2018	Current period provision	Charge-offs	Recoveries	Balance as of March 31, 2018
Originated loans
Personal Banking:
Residential mortgage loans	$3,657	157	(310)	86	3,724
Home equity loans	3,839	272	(241)	91	3,717
Consumer finance loans	2,354	(370)	(486)	179	3,031
Consumer loans	9,760	2,543	(2,623)	700	9,140
Total Personal Banking	19,610	2,602	(3,660)	1,056	19,612

Commercial Banking:
Commercial real estate loans	21,019	991	(343)	153	20,218
Commercial loans	10,509	1,373	(311)	154	9,293
Total Commercial Banking	31,528	2,364	(654)	307	29,511
Total originated loans	51,138	4,966	(4,314)	1,363	49,123

Acquired loans
Personal Banking:
Residential mortgage loans	170	74	(79)	86	89
Home equity loans	662	56	(165)	43	728
Consumer loans	915	139	(59)	28	807
Total Personal Banking	1,747	269	(303)	157	1,624

Commercial Banking:
Commercial real estate loans	3,422	(27)	(96)	115	3,430
Commercial loans	1,025	141	(180)	30	1,034
Total Commercial Banking	4,447	114	(276)	145	4,464
Total acquired loans	6,194	383	(579)	302	6,088

Total	$57,332	5,349	(4,893)	1,665	55,211

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2019 (in thousands):

	Balance as of June 30, 2019	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2018
Originated loans
Personal Banking:
Residential mortgage loans	$3,909	372	(739)	222	4,054
Home equity loans	2,990	117	(360)	49	3,184
Consumer finance loans	266	(419)	(237)	246	676
Other consumer loans	10,500	4,377	(5,280)	999	10,404
Total Personal Banking	17,665	4,447	(6,616)	1,516	18,318

Commercial Banking:
Commercial real estate loans	20,962	(972)	(4,716)	271	26,379
Commercial loans	9,802	3,811	(1,331)	268	7,054
Total Commercial Banking	30,764	2,839	(6,047)	539	33,433
Total originated loans	48,429	7,286	(12,663)	2,055	51,751

Acquired loans
Personal Banking:
Residential mortgage loans	104	8	(15)	28	83
Home equity loans	344	28	(182)	150	348
Other consumer loans	511	68	(70)	94	419
Total Personal Banking	959	104	(267)	272	850

Commercial Banking:
Commercial real estate loans	2,571	278	(255)	552	1,996
Commercial loans	1,148	3,466	(3,026)	91	617
Total Commercial Banking	3,719	3,744	(3,281)	643	2,613
Total acquired loans	4,678	3,848	(3,548)	915	3,463

Total	$53,107	11,134	(16,211)	2,970	55,214

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2018 (in thousands):

	Balance as of June 30, 2018	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2017
Originated loans
Personal Banking:
Residential mortgage loans	$3,657	187	(506)	152	3,824
Home equity loans	3,839	187	(542)	122	4,072
Consumer finance loans	2,354	(32)	(2,039)	457	3,968
Other consumer loans	9,760	5,822	(5,799)	1,262	8,475
Total Personal Banking	19,610	6,164	(8,886)	1,993	20,339

Commercial Banking:
Commercial real estate loans	21,019	1,694	(883)	297	19,911
Commercial loans	10,509	1,035	(1,140)	292	10,322
Total Commercial Banking	31,528	2,729	(2,023)	589	30,233
Total originated loans	51,138	8,893	(10,909)	2,582	50,572

Acquired loans
Personal Banking:
Residential mortgage loans	170	32	(84)	91	131
Home equity loans	662	258	(475)	117	762
Other consumer loans	915	85	(132)	72	890
Total Personal Banking	1,747	375	(691)	280	1,783

Commercial Banking:
Commercial real estate loans	3,422	(157)	(107)	137	3,549
Commercial loans	1,025	447	(376)	63	891
Total Commercial Banking	4,447	290	(483)	200	4,440
Total acquired loans	6,194	665	(1,174)	480	6,223

Total	$57,332	9,558	(12,083)	3,062	56,795

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at June 30, 2019 (in thousands):

	Total loans receivable	Allowance for loan losses	Nonaccrual loans (1)	Loans past due 90 days or more and still accruing (2)	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,899,164	4,013	11,972	—	7,369	776	—
Home equity loans	1,314,947	3,334	7,201	55	2,018	459	32
Consumer finance loans	1,449	266	10	—	—	—	—
Consumer loans	1,009,975	11,011	3,480	—	—	—	—
Total Personal Banking	5,225,535	18,624	22,663	55	9,387	1,235	32

Commercial Banking:
Commercial real estate loans	2,808,153	23,533	35,623	—	18,256	1,479	404
Commercial loans	703,194	10,950	9,411	—	3,626	486	25
Total Commercial Banking	3,511,347	34,483	45,034	—	21,882	1,965	429

Total	$8,736,882	53,107	67,697	55	31,269	3,200	461

(1)	Includes $13.4 million of nonaccrual TDRs.

(2)	Represents loans 90 days or more past maturity and still accruing.

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

The following table provides information related to the composition of originated impaired loans by portfolio segment and by class of financing receivable at and for the six months ended June 30, 2019 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$10,617	1,355	505	6,034	18,511	19,486	472
Home equity loans	5,591	1,610	—	1,683	8,884	8,738	286
Consumer finance loan	10	—	—	—	10	—	—
Consumer loans	2,892	588	—	—	3,480	3,705	152
Total Personal Banking	19,110	3,553	505	7,717	30,885	31,929	910

Commercial Banking:
Commercial real estate loans	21,123	14,500	3,361	4,189	43,173	47,684	1,004
Commercial loans	2,920	6,491	222	2,280	11,913	9,765	241
Total Commercial Banking	24,043	20,991	3,583	6,469	55,086	57,449	1,245

Total	$43,153	24,544	4,088	14,186	85,971	89,378	2,155

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

At June 30, 2019, we expect to fully collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent. As a result, we do not consider our purchased credit impaired loans that are 90 days or more delinquent to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at June 30, 2019 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,891,404	7,760	7,760	777	—
Home equity loans	1,312,929	2,018	2,018	459	—
Consumer finance loans	1,449	—	—	—	—
Consumer loans	1,009,956	19	19	5	—
Total Personal Banking	5,215,738	9,797	9,797	1,241	—

Commercial Banking:
Commercial real estate loans	2,778,298	29,855	26,741	2,921	3,114
Commercial loans	693,086	10,108	8,901	1,636	1,207
Total Commercial Banking	3,471,384	39,963	35,642	4,557	4,321

Total	$8,687,122	49,760	45,439	5,798	4,321

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

The following tables provide a roll forward of troubled debt restructurings for the periods indicated (in thousands):

	For the quarter ended June 30,
	2019		2018
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	195	$32,812	200	$30,966
New TDRs	2	306	10	861
Re-modified TDRs	—	—	—	—
Net paydowns	—	—	—	(875)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Commercial loans	—	—	—	—
Paid-off loans:
Residential mortgage loans	4	(180)	1	(6)
Home equity loans	4	(75)	1	(35)
Commercial real estate loans	6	(1,594)	3	(249)
Commercial loans	—	—	—	—
Ending TDR balance:	183	$31,269	205	$30,662

Accruing TDRs		$17,894		$19,802
Non-accrual TDRs		13,375		10,860

	For the six months ended June 30,
	2019		2018
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	195	$33,608	205	$32,104
New TDRs	2	306	19	5,796
Re-modified TDRs	—	—	—	—
Net paydowns	—	(786)	—	(1,822)
Charge-offs:
Residential mortgage loans	—	—	1	(135)
Home equity loans	—	—	—	—
Commercial real estate loans	—	—	1	(203)
Commercial loans	—	—	1	(721)
Paid-off loans:
Residential mortgage loans	4	(180)	2	(255)
Home equity loans	4	(75)	2	(47)
Commercial real estate loans	6	(1,604)	7	(1,823)
Commercial loans	—	—	5	(2,232)
Ending TDR balance:	183	$31,269	205	$30,662

Accruing TDRs		$17,894		$19,802
Non-accrual TDRs		13,375		10,860

The following tables provide information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (in thousands):

	For the quarter ended June 30, 2019				For the six months ended June 30, 2019
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	$—	—	—
Home equity loans	—	—	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—	—	—

Commercial Banking:
Commercial real estate loans	1	300	297	32	1	300	297	32
Commercial loans	1	10	9	1	1	10	9	1
Total Commercial Banking	2	310	306	33	2	310	306	33

Total	2	$310	306	33	2	$310	306	33

No TDRs modified within the previous twelve months have subsequently defaulted.

	For the quarter ended June 30, 2018				For the six months ended June 30, 2018
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Personal Banking:
Residential mortgage loans	2	$60	59	6	4	$273	272	27
Home equity loans	5	177	137	37	8	317	275	74
Total Personal Banking	7	237	196	43	12	590	547	101

Commercial Banking:
Commercial real estate loans	1	481	481	33	2	2,883	2,852	33
Commercial loans	2	143	142	10	5	2,323	1,508	10
Total Commercial Banking	3	624	623	43	7	5,206	4,360	43

Total	10	$861	819	86	19	$5,796	4,907	144

During the quarter and six months ended June 30, 2018, no TDRs modified within the previous twelve months of June 30, 2018, subsequently defaulted.

The following table provides information as of June 30, 2019 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended June 30, 2019 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Commercial Banking:
Commercial real estate loans	1	—	297	—	—	297
Commercial loans	1	—	—	9	—	9
Total Commercial Banking	2	—	297	9	—	306

Total	2	$—	297	9	—	306

The following table provides information as of June 30, 2018 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended June 30, 2018 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	2	$7	—	—	52	59
Home equity loans	5	—	—	51	86	137
Total Personal Banking	7	7	—	51	138	196

Commercial Banking:
Commercial real estate loans	1	—	481	—	—	481
Commercial loans	2	—	—	142	—	142
Total Commercial Banking	3	—	481	142	—	623

Total	10	$7	481	193	138	819

The following table provides information as of June 30, 2019 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the six months ended June 30, 2019 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Commercial Banking:
Commercial real estate loans	1	—	297	—	—	297
Commercial loans	1	—	—	9	—	9
Total Commercial Banking	2	—	297	9	—	306

Total	2	$—	297	9	—	306

The following table provides information as of June 30, 2018 for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the six months ended June 30, 2018 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	4	$7	—	178	87	272
Home equity loans	8	29	—	51	195	275
Consumer loans	—	—	—	—	—	—
Total Personal Banking	12	36	—	229	282	547

Commercial Banking:
Commercial real estate loans	2	—	481	—	2,371	2,852
Commercial loans	5	—	—	142	1,366	1,508
Total Commercial Banking	7	—	481	142	3,737	4,360

Total	19	$36	481	371	4,019	4,907

No TDRs were re-modified during the quarters ended June 30, 2018 and June 30, 2019.

The following table provides information related to loan payment delinquencies at June 30, 2019 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Total loans receivable	90 Days or greater delinquent and accruing (1)
Originated loans
Personal Banking:
Residential mortgage loans	$1,562	5,806	9,226	16,594	2,790,198	2,806,792	—
Home equity loans	3,327	1,942	4,463	9,732	1,031,570	1,041,302	—
Consumer finance loans	130	44	10	184	1,265	1,449	—
Consumer loans	7,275	2,702	2,683	12,660	951,489	964,149	—
Total Personal Banking	12,294	10,494	16,382	39,170	4,774,522	4,813,692	—

Commercial Banking:
Commercial real estate loans	2,286	2,551	15,256	20,093	2,316,323	2,336,416	—
Commercial loans	559	1,717	2,288	4,564	635,322	639,886	—
Total Commercial Banking	2,845	4,268	17,544	24,657	2,951,645	2,976,302	—
Total originated loans	15,139	14,762	33,926	63,827	7,726,167	7,789,994	—

Acquired loans
Personal Banking:
Residential mortgage loans	67	458	1,574	2,099	90,273	92,372	183
Home equity loans	1,246	377	1,128	2,751	270,894	273,645	—
Consumer loans	225	151	215	591	45,235	45,826	6
Total Personal Banking	1,538	986	2,917	5,441	406,402	411,843	189

Commercial Banking:
Commercial real estate loans	132	66	5,867	6,065	465,672	471,737	—
Commercial loans	107	8	632	747	62,561	63,308	—
Total Commercial Banking	239	74	6,499	6,812	528,233	535,045	—
Total acquired loans	1,777	1,060	9,416	12,253	934,635	946,888	189

Total loans	$16,916	15,822	43,342	76,080	8,660,802	8,736,882	189

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

The following table sets forth information about credit quality indicators updated during the six months ended June 30, 2019 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans
Personal Banking:
Residential mortgage loans	$2,799,431	—	7,361	—	—	2,806,792
Home equity loans	1,035,922	—	5,380	—	—	1,041,302
Consumer finance loans	1,449	—	—	—	—	1,449
Consumer loans	960,968	—	3,181	—	—	964,149
Total Personal Banking	4,797,770	—	15,922	—	—	4,813,692

Commercial Banking:
Commercial real estate loans	2,152,525	80,607	103,103	181	—	2,336,416
Commercial loans	567,069	35,914	35,921	982	—	639,886
Total Commercial Banking	2,719,594	116,521	139,024	1,163	—	2,976,302
Total originated loans	7,517,364	116,521	154,946	1,163	—	7,789,994

Acquired loans
Personal Banking:
Residential mortgage loans	91,041	—	1,331	—	—	92,372
Home equity loans	271,965	—	1,680	—	—	273,645
Consumer loans	45,396	—	430	—	—	45,826
Total Personal Banking	408,402	—	3,441	—	—	411,843

Commercial Banking:
Commercial real estate loans	433,487	5,828	32,422	—	—	471,737
Commercial loans	54,821	2,267	6,220	—	—	63,308
Total Commercial Banking	488,308	8,095	38,642	—	—	535,045
Total acquired loans	896,710	8,095	42,083	—	—	946,888

Total loans	$8,414,074	124,616	197,029	1,163	—	8,736,882

The following table sets forth information about credit quality indicators, which were updated during the year ended December 31, 2018 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans
Personal Banking:
Residential mortgage loans	$2,749,266	—	9,853	—	—	2,759,119
Home equity loans	1,038,245	—	5,633	—	—	1,043,878
Consumer finance loans	3,817	—	—	—	—	3,817
Consumer loans	804,075	—	3,921	—	—	807,996
Total Personal Banking	4,595,403	—	19,407	—	—	4,614,810

Commercial Banking:
Commercial real estate loans	2,062,728	91,142	95,148	—	—	2,249,018
Commercial loans	503,665	15,760	29,932	—	—	549,357
Total Commercial Banking	2,566,393	106,902	125,080	—	—	2,798,375
Total originated loans	7,161,796	106,902	144,487	—	—	7,413,185

Acquired loans
Personal Banking:
Residential mortgage loans	92,625	—	1,157	—	—	93,782
Home equity loans	213,273	—	1,271	—	—	214,544
Consumer loans	58,954	—	515	—	—	59,469
Total Personal Banking	364,852	—	2,943	—	—	367,795

Commercial Banking:
Commercial real estate loans	191,622	3,546	27,635	—	—	222,803
Commercial loans	35,397	3,521	8,738	—	—	47,656
Total Commercial Banking	227,019	7,067	36,373	—	—	270,459
Total acquired loans	591,871	7,067	39,316	—	—	638,254

Total	$7,753,667	113,969	183,803	—	—	8,051,439

(6)	Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Amortizable intangible assets:
Core deposit intangibles - gross	$63,685	63,685
Acquisitions	7,498	—
Less: accumulated amortization	(47,934)	(45,027)
Core deposit intangibles - net	23,249	18,658
Customer and Contract intangible assets - gross	10,474	10,474
Less: accumulated amortization	(9,611)	(9,311)
Customer and Contract intangible assets - net	863	1,163
Total intangible assets - net	$24,112	19,821

The following table shows the actual aggregate amortization expense for the quarters ended June 30, 2019 and 2018, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended June 30, 2019	$1,760
For the quarter ended June 30, 2018	1,520
For the six months ended June 30, 2019	3,207
For the six months ended June 30, 2018	3,040
For the year ending December 31, 2019	6,718
For the year ending December 31, 2020	5,535
For the year ending December 31, 2021	4,438
For the year ending December 31, 2022	3,438
For the year ending December 31, 2023	2,561
For the year ending December 31, 2024	1,876

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2017	$307,420
Goodwill from acquisition	—
Balance at December 31, 2018	307,420
Goodwill from acquisition	37,300
Balance at June 30, 2019	$344,720

We performed our annual goodwill impairment test as of June 30, 2019 in accordance with ASC 350, as updated by ASU 2017-04, ("Step 0") and concluded that goodwill was not impaired. As of June 30, 2019, there were no events or changes in circumstances that would cause us to update that goodwill impairment test.

(7)    Borrowed Funds

(a)    Borrowings

Borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB"), are secured by our residential first mortgage and other qualifying loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB carries a commitment of $250.0 million. The rate is adjusted daily by the FHLB, and any borrowings on this line may be repaid at any time without penalty. At June 30, 2019 and December 31, 2018 the balance of the revolving line of credit was $87.3 million and $128.6 million, respectively.

At June 30, 2019 and December 31, 2018, collateralized borrowings due within one year were $84.4 million and $105.8 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB.

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

The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities.  Northwest Bancorp Capital Trust III holds $51,547,000 of the Company’s junior subordinated debentures due December 30, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at June 30, 2019 was 3.69%. Northwest Bancorp Statutory Trust IV holds $51,547,000 of the Company’s junior subordinated debentures due December 15, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at June 30, 2019 was 3.79%. LNB Trust II holds $8,119,000 of the Company's junior subordinated debentures due June 15, 2037, with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.48%. The rate in effect at June 30, 2019 was 3.89%.

As a result of the merger with DFSC, we acquired two additional statutory business trusts: Union National Capital Trust I ("UNCT I") and Union National Capital Trust II ("UNCT II"); both are Delaware statutory business trusts. At June 30, 2019, UNCT I had 8,000 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $8,000,000) with a stated maturity of December 19, 2034. These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 2.85%. At June 30, 2019, UNCT II had 3,000 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $3,000,000) with a stated maturity of October 14, 2034. These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 2.0%. The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures held by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities. UNCT I holds $8,248,000 of junior subordinated debentures and UNCT II holds $3,093,000 of junior subordinated debentures. These subordinated debentures are the sole assets of the Trusts.

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

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer.  At June 30, 2019, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $40.9 million, of which $34.0 million is fully collateralized.  At June 30, 2019, we had a liability, which represents deferred income, of $322,000 related to the standby letters of credit.

(9)    Earnings Per Share

 Basic earnings per common share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All stock options outstanding, during the quarter ended June 30, 2019 and 2018, were included in the computation of diluted earnings per share because the options’ exercise price was less than the average market price of the common shares of $17.16 and $17.07, respectively. All stock options outstanding during the six months ended June 30, 2019 and 2018, were included in the computation of diluted earnings per share because the options' exercise price was less than the average market price of the common shares of $17.45 and $16.95, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data and per share amounts):

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Reported net income	$26,383	26,299	51,427	51,284

Weighted average common shares outstanding	105,233,635	101,870,043	104,173,601	101,735,235
Dilutive potential shares due to effect of stock options	1,024,580	1,554,111	1,208,669	1,545,885
Total weighted average common shares and dilutive potential shares	106,258,215	103,424,154	105,382,270	103,281,120

Basic earnings per share:	$0.25	0.26	0.49	0.50

Diluted earnings per share:	$0.25	0.25	0.49	0.50

(10)    Pension and Other Post-retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended June 30,
	Pension benefits		Other post-retirement benefits
	2019	2018	2019	2018
Service cost	$1,274	1,716	—	—
Interest cost	1,851	1,678	13	13
Expected return on plan assets	(2,759)	(2,992)	—	—
Amortization of prior service cost	(580)	(580)	—	—
Amortization of the net loss	873	872	17	25
Net periodic cost	$659	694	30	38

	Six months ended June 30,
	Pension benefits		Other post-retirement benefits
	2019	2018	2019	2018
Service cost	$2,549	3,432	—	—
Interest cost	3,703	3,356	26	27
Expected return on plan assets	(5,519)	(5,984)	—	—
Amortization of prior service cost	(1,161)	(1,161)	—	—
Amortization of the net loss	1,746	1,745	34	49
Net periodic cost	$1,318	1,388	60	76

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

The carrying amounts reported in the consolidated statement of financial condition approximate fair value for the following financial instruments: cash and cash equivalents, accrued interest receivable, accrued interest payable, and marketable securities available-for-sale.

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

Debt securities — held-to-maturity - The fair value of debt securities held-to-maturity is determined in the same manner as debt securities available-for-sale.

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At June 30, 2019 and December 31, 2018, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at June 30, 2019 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$106,988	106,988	106,988	—	—
Securities available-for-sale	854,765	854,765	—	854,765	—
Securities held-to-maturity	20,414	20,676	—	20,676	—
Loans receivable, net	8,683,775	8,627,759	—	—	8,627,759
Accrued interest receivable	28,742	28,742	28,742	—	—
Interest rate swaps	18,420	18,420	—	18,420	—
FHLB stock	14,966	14,966	—	—	—
Total financial assets	$9,728,070	9,672,316	135,730	893,861	8,627,759

Financial liabilities:
Savings and checking deposits	$7,083,521	7,083,521	7,083,521	—	—
Time deposits	1,600,372	1,599,989	—	—	1,599,989
Borrowed funds	171,677	171,677	171,677	—	—
Junior subordinated debentures	121,757	115,124	—	—	115,124
Interest rate swaps	18,472	18,472	—	18,472	—
Accrued interest payable	1,207	1,207	1,207	—	—
Total financial liabilities	$8,997,006	8,989,990	7,256,405	18,472	1,715,113

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both June 30, 2019 and December 31, 2018.  There were no transfers of financial instruments between Level 1 and Level 2 during the quarter ended June 30, 2019.

     The following table represents assets and liabilities measured at fair value on a recurring basis at June 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	14,927	—	14,927
Government sponsored enterprises	—	174,780	—	174,780
States and political subdivisions	—	31,809	—	31,809
Corporate	—	917	—	917
Total debt securities	—	222,433	—	222,433

Residential mortgage-backed securities:
GNMA	—	26,009	—	26,009
FNMA	—	87,434	—	87,434
FHLMC	—	56,583	—	56,583
Non-agency	—	11	—	11
Collateralized mortgage obligations:
GNMA	—	104,153	—	104,153
FNMA	—	214,388	—	214,388
FHLMC	—	143,754	—	143,754
Total mortgage-backed securities	—	632,332	—	632,332
Interest rate swaps	—	18,420	—	18,420
Total assets	$—	873,185	—	873,185

Interest rate swaps	$—	18,472	—	18,472
Total liabilities	$—	18,472	—	18,472

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	14,780	—	14,780
Government sponsored enterprises	—	187,335	—	187,335
States and political subdivisions	—	21,163	—	21,163
Corporate	—	914	—	914
Total debt securities	—	224,192	—	224,192

Residential mortgage-backed securities:
GNMA	—	27,041	—	27,041
FNMA	—	73,196	—	73,196
FHLMC	—	51,621	—	51,621
Non-agency	—	528	—	528
Collateralized mortgage obligations:
GNMA	—	52,331	—	52,331
FNMA	—	207,033	—	207,033
FHLMC	—	165,508	—	165,508
Total mortgage-backed securities	—	577,258	—	577,258
Interest rate swaps	—	6,445	—	6,445
Total assets	$—	807,895	—	807,895

Interest rate swaps	$—	6,445	—	6,445
Total liabilities	$—	6,445	—	6,445

There were no assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarters ended June 30, 2019 and June 30, 2018.

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment, real estate owned, and mortgage servicing rights.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of June 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans measured for impairment	$—	—	39,642	39,642
Real estate owned	—	—	2,070	2,070

Total assets	$—	—	41,712	41,712

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2019 (in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans measured for impairment	$39,642	Appraisal value (1)	Estimated cost to sell	10.0%
		Discounted cash flow	Discount rate	4.25% to 11.0% (7.50%)

Real estate owned	$2,070	Appraisal value (1)	Estimated cost to sell	10.0%

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

The following table presents information regarding our derivative financial instruments for the periods indicated (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At June 30, 2019
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$281,602	18,507	281,602	18,559
Total derivatives	$281,602	18,507	281,602	18,559

At December 31, 2018
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$221,919	6,445	221,919	6,445
Total derivatives	$221,919	6,445	221,919	6,445

The following table presents income or expense recognized on derivatives for the periods indicated (in thousands):

	For the quarter ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Hedging interest rate derivatives:
Increase in interest expense	$—	267	—	600

Non-hedging swap derivatives:
Increase in other income	—	(417)	—	(288)

(13)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of June 30, 2019 we have not accrued for any legal proceedings based on our analysis of currently available information which is subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

During the year-ended December 31, 2018, Northwest and our subsidiary, Northwest Insurance Services (“NWIS”), were involved in a lawsuit against, among others, First National Bank of Pennsylvania (“FNB”) and their insurance subsidiary, First National Insurance Agency, LLC (“FNIA”). All counterclaims against Northwest were discontinued and, on December 21, 2018, a verdict was rendered in favor of NWIS on several of its claims. Post-trial proceedings have concluded with the verdict affirmed and attorneys’ fees awarded.  An appeal has been filed with the Pennsylvania Superior Court.  Due to the inherent uncertainties with respect to these proceedings, we have not accrued any awards associated with this verdict within our consolidated financial statements as of June 30, 2019.

(14)    Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income/(loss) by component for the periods indicated (in thousands):

	For the quarter ended June 30, 2019
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2019	$(2,380)	—	(32,655)	(35,035)

Other comprehensive income before reclassification adjustments	5,608	—	—	5,608
Amounts reclassified from accumulated other comprehensive income (1), (2)	(1)	—	209	208

Net other comprehensive income	5,607	—	209	5,816

Balance as of June 30, 2019	$3,227	—	(32,446)	(29,219)

	For the quarter ended June 30, 2018
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2018	$(9,381)	(480)	(32,360)	(42,221)

Other comprehensive income/(loss) before reclassification adjustments	(1,237)	214	—	(1,023)
Amounts reclassified from accumulated other comprehensive income (3), (4)	(75)	—	226	151

Net other comprehensive income/(loss)	(1,312)	214	226	(872)

Balance as of June 30, 2018	$(10,693)	(266)	(32,134)	(43,093)

(1)	Consists of realized gain on securities (gain on sales of investments, net) of $2, net of tax (income tax expense) of $(1).

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $580 and amortization of net loss (compensation and employee benefits) of $(890), net of tax (income tax expense) of $85.

(3)	Consists of realized gains on securities (gain on sales of investments, net) of $105, net of tax (income tax expense) of $(30).

(4)
Consists of amortization of prior service cost (compensation and employee benefits) of $580 and amortization of net loss (compensation and employee benefits) of $(897), net of tax (income tax expense) of $91.

	For the six months ended June 30, 2019
	Unrealized gains on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2018	$(6,832)	—	(32,864)	(39,696)

Other comprehensive income before reclassification adjustments	10,061	—	—	10,061
Amounts reclassified from accumulated other comprehensive income (1), (2)	(2)	—	418	416

Net other comprehensive income	10,059	—	418	10,477

Balance as of June 30, 2019	$3,227	—	(32,446)	(29,219)

	For the six months ended June 30, 2018
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2017	$(4,409)	(691)	(26,980)	(32,080)

Reclassification due to adoption of ASU No. 2018-02	(991)	(149)	(5,606)	(6,746)

Other comprehensive income/(loss) before reclassification adjustments	(5,199)	574	—	(4,625)
Amounts reclassified from accumulated other comprehensive income (3), (4)	(94)	—	452	358

Net other comprehensive income/(loss)	(5,293)	574	452	(4,267)

Balance as of June 30, 2018	$(10,693)	(266)	(32,134)	(43,093)
(1)    Consists of realized gain on securities (gain on sales of investments, net) of $3, net of tax (income tax expense) of $(1).

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $1,161, and amortization of net loss (compensation and employee benefits) of $1,780, net of tax (income tax expense) of $167.

(3)	Consists of realized gains on securities (gain on sales of investments, net) of $131, net of tax (income tax expense) of $(37).

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

Total assets at June 30, 2019 were $10.505 billion, an increase of $897.7 million, or 9.3%, from $9.608 billion at December 31, 2018.  This increase in assets was due primarily to the addition of $537.9 million, at fair value, of assets related to the UCB acquisition and organic loan growth of $277.6 million.

Total loans receivable increased by $685.4 million, or 8.5%, to $8.737 billion at June 30, 2019, from $8.051 billion at December 31, 2018. This increase was due primarily to the addition of $407.8 million, at fair value, of loans related to the UCB acquisition. Additionally, originated loans receivable increased by $277.6 million, or 3.5%.

     Total deposits increased by $789.7 million, or 10.0%, to $8.684 billion at June 30, 2019 from $7.894 billion at December 31, 2018 primarily due to the addition of $479.4 million of deposits, at fair value, related to the UCB acquisition. In addition, legacy total deposits increased by $310.3 million, or 3.9%, with increases across all deposit products except for a slight decrease in savings deposits. Legacy noninterest-bearing demand deposits increased by $71.1 million, or 4.1%, to $1.807 billion at June 30, 2019 from $1.736 billion at December 31, 2018. In addition, legacy interest-bearing demand deposits increased by $125.2 million, or 8.6%, to $1.581 billion at June 30, 2019 from $1.455 billion at December 31, 2018. These increases are due primarily to our continued efforts to attract low cost accounts to whom we can also cross-sell other products and services. Legacy money market deposits also increased $41.0 million, or 2.5%, to $1.703 billion at June 30, 2019 from $1.662 billion at December 31, 2018, and legacy time deposits grew $75.0 million, or 5.3%, to $1.480 billion at June 30, 2019 from $1.405 billion at December 31, 2018.

Total shareholders’ equity at June 30, 2019 was $1.334 billion, or $12.51 per share, an increase of $76.0 million, or 6.0%, from $1.258 billion, or $12.17 per share, at December 31, 2018.  This increase in equity was primarily the result of the issuance of 2,462,373 shares of our common stock at $17.58 per share for the UCB acquisition as well as the result of net income of $51.4 million for the six months ended June 30, 2019. Partially offsetting this increase was the payment of cash dividends of $37.8 million for the six months ended June 30, 2019.

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

Quantitative measures, established by regulation to ensure capital adequacy, require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of Total, CET1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Capital ratios are presented in the tables below (in thousands).

	At June 30, 2019
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,268,359	15.258%	$872,837	10.500%	$831,274	10.000%
Northwest Bank	1,187,771	14.298%	872,279	10.500%	830,742	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,215,252	14.619%	706,583	8.500%	665,019	8.000%
Northwest Bank	1,133,675	13.647%	706,131	8.500%	664,594	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,097,174	13.199%	581,892	7.000%	540,328	6.500%
Northwest Bank	1,133,675	13.647%	581,520	7.000%	539,982	6.500%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,215,252	11.733%	414,290	4.000%	517,863	5.000%
Northwest Bank	1,133,675	11.006%	412,024	4.000%	515,030	5.000%
(1) Amounts and ratios include the 2019 capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

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
(1) Amounts and ratios include the 2018 capital conservation buffer of 1.875%, which does not apply to Tier 1 capital to average assets (leverage ratio).

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at June 30, 2019 was 9.7%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At June 30, 2019, Northwest had $3.276 billion of additional borrowing capacity available with the FHLB, including $250.0 million on an overnight line of credit, which had a balance of $87.3 million, as well as $46.7 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

Dividends

We paid $19.1 million and $17.4 million in cash dividends during the quarters ended June 30, 2019 and 2018, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) was 72.0% and 68.0% for the quarters ended June 30, 2019 and 2018, respectively, on dividends of $0.18 per share for the quarter ended June 30, 2019 and on dividends of $0.17 per share for the quarter ended June 30, 2018. We paid $37.8 million and $34.8 million in cash dividends during the six months ended June 30, 2019 and 2018, respectively. The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) was 73.5% and 68.0% for the six months ended June 30, 2019 and 2018, respectively, on dividends of $0.36 per share for the six months ended June 30, 2019 and on dividends of $0.34 per share for the six months ended June 30, 2018. On July 22, 2019, the Board of Directors declared a cash dividend of $0.18 per share payable on August 15, 2019 to shareholders of record as of August 1, 2019. This represents the 99th consecutive quarter we have paid a cash dividend.

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

	June 30, 2019	December 31, 2018
	(in thousands)
Loans 90 days or more past due
Residential mortgage loans	$10,800	12,985
Home equity loans	5,591	6,037
Consumer finance loans	10	—
Consumer loans	2,898	3,254
Commercial real estate loans	21,123	25,587
Commercial loans	2,920	3,010
Total loans 90 days or more past due	$43,342	50,873
Total real estate owned (REO)	2,070	2,498
Total loans 90 days or more past due and REO	45,412	53,371
Total loans 90 days or more past due to net loans receivable	0.50%	0.64%
Total loans 90 days or more past due and REO to total assets	0.43%	0.56%
Nonperforming loans:
Nonaccrual loans - loans 90 days or more delinquent	43,153	50,730
Nonaccrual loans - loans less than 90 days delinquent	24,544	21,552
Loans 90 days or more past maturity and still accruing	55	166
Total nonperforming loans	67,752	72,448
Total nonperforming assets	$69,822	74,946
Nonaccrual troubled debt restructured loans (1)	13,375	15,306
Accruing troubled debt restructured loans	17,894	18,302
Total troubled debt restructured loans	$31,269	33,608

(1)	Included in nonaccurual loans above.

At June 30, 2019, we expect to fully collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent. As a result, we do not consider these loans that are 90 days or more delinquent, which total $189,000, to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment. Impaired loans at June 30, 2019 and December 31, 2018 were $86.0 million million and $98.3 million, respectively.

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

On an ongoing basis, the Credit Administration department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans. This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis. Personal and small business commercial loans are classified primarily by delinquency status. In addition, a meeting is held every quarter with each region to monitor the performance and status of commercial loans on an internal watch list.  On an on-going basis, the loan officer, in conjunction with a portfolio manager, grades or classifies problem commercial loans or potential problem commercial loans based upon their knowledge of the lending relationship and other information previously accumulated.  This rating is also reviewed independently by our Loan Review department on a periodic basis.  Our loan grading system for problem commercial loans is consistent with industry regulatory guidelines which classifies loans as “substandard”, “doubtful” or “loss.”  Loans that do not expose us to risk sufficient to warrant classification in one of the previous categories, but which possess some weaknesses, are designated as “special mention”.  A “substandard” loan is any loan that is 90 days or more contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable.  Loans classified as “loss” are considered uncollectible so that their continuance as assets without the establishment of a specific loss allowance is not warranted.

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses, which the ALL Committee assesses regularly for appropriateness.  As part of the analysis as of June 30, 2019, we considered the economic conditions in our markets, such as unemployment and bankruptcy levels as well as changes in estimates of real estate collateral values, and no material changes in methodology were determined to be necessary. In addition, we considered the overall trends in asset quality, specific reserves needed and/or already established for criticized loans, historical loss rates and collateral valuations. The ALL decreased by $2.1 million, or 3.8%, to $53.1 million, or 0.61% of total loans at June 30, 2019 from $55.2 million, or 0.69% of total loans, at December 31, 2018. This decrease is due primarily to the write down of $4.0 million on a residential land development loan in our Western New York region which was previously fully reserved. Partially offsetting this decrease was an increase in loans classified as both special mention and substandard. Loans classified as special mention increased to $124.6 million at June 30, 2019 from $114.0 million at December 31, 2018. Loans classified as substandard increased to $197.0 million at June 30, 2019 from $183.8 million at December 31, 2018.

We also consider how the levels of non-accrual loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Nonaccrual loans of $67.7 million, or 0.78% of total loans receivable at June 30, 2019, decreased by $4.6 million, or 6.36%, from $72.3 million, or 0.90% of total loans receivable, at December 31, 2018. As a percentage of average loans, annualized net charge-offs increased to 0.32% for the six months ended June 30, 2019 compared to 0.23% for the year ended December 31, 2018.

Comparison of Operating Results for the Quarters Ended June 30, 2019 and 2018

Net income for the quarter ended June 30, 2019 was $26.4 million, or $0.25 per diluted share, an increase of $84,000, or 0.3%, from net income of $26.3 million, or $0.25 per diluted share, for the quarter ended June 30, 2018. The increase in net income resulted from an increase in net interest income of $8.4 million, or 10.0%, as well as a decrease in the provision for loan losses of $682,000 or 12.8%. Partially offsetting these improvements was a decrease in noninterest income of $746,000, or 3.1%, and increases in noninterest expense of $7.7 million, or 11.1%, and income tax expense of $504,000, or 7.3%. Net income for the quarter ended June 30, 2019 represents annualized returns on average equity and average assets of 8.01% and 1.02%, respectively, compared to 8.67% and 1.11% for the same quarter last year. A further discussion of significant changes follows.

Interest Income

Total interest income increased by $13.9 million, or 15.0%, to $106.8 million for the quarter ended June 30, 2019 from $92.9 million for the quarter ended June 30, 2018. This increase is attributed to increases in both the average balance and average yield on interest earning assets. The average yield earned on interest earning assets increased to 4.51% for the quarter ended June 30, 2019 from 4.25% for the quarter ended June 30, 2018 due to increases in market interest rates over the past year. Additionally, the average balance of interest earning assets increased by $734.4 million, or 8.4%, to $9.502 billion for the quarter ended June 30, 2019 from $8.768 billion for the quarter ended June 30, 2018, due primarily to internal loan growth as well as the acquisition of UCB.

Interest income on loans receivable increased by $12.8 million, or 14.5%, to $100.9 million for the quarter ended June 30, 2019 from $88.1 million for the quarter ended June 30, 2018. This increase is attributed to increases in both the average balance and average yield on loans receivable. The average balance increased by $743.4 million, or 9.5%, to $8.594 billion for the quarter ended June 30, 2019 from $7.851 billion for the quarter ended June 30, 2018. This increase is due to organic loan growth of $269.9 million during the last twelve months as well as loans of $407.8 million from the UCB acquisition. Additionally, the average yield on loans receivable increased to 4.71% for the quarter ended June 30, 2019 from 4.50% for the quarter ended June 30, 2018 primarily as a result of the increases in market interest rates over the past year.

Interest income on mortgage-backed securities increased by $1.0 million, or 31.5%, to $4.3 million for the quarter ended June 30, 2019 from $3.3 million for the quarter ended June 30, 2018. This increase is attributed to increases in both the average balance and the average yield on mortgage-backed securities. The average yield on mortgage-backed securities increased to 2.65% for the quarter ended June 30, 2019 from 2.28% for the quarter ended June 30, 2018 due to both an increase in short-term market interest rates and the purchase of fixed-rate mortgage-backed securities with yields higher than the existing portfolio. The average balance of mortgage-backed securities increased by $75.0 million, or 13.2%, to $644.9 million for the quarter ended June 30, 2019 from $569.9 million for the quarter ended June 30, 2018 primarily as a result of investment securities received as part of the UCB acquisition.

Interest income on investment securities increased by $174,000, or 18.1%, to $1.1 million for the quarter ended June 30, 2019 from $961,000 for the quarter ended June 30, 2018. This increase is attributed to an increase in the average yield on investment securities which increased to 2.01% for the quarter ended June 30, 2019 from 1.63% for the quarter ended June 30, 2018 due to the addition of higher yielding investments, including municipal bonds, from the UCB acquisition. Partially offsetting this increase was a decrease in the average balance of investment securities of $9.5 million, or 4.0% to $226.3 million for the quarter ended June 30, 2019 from $235.8 million for the quarter ended June 30, 2018. This decrease is due primarily to the maturity or call of government agency securities.

Dividends on FHLB stock increased by $231,000, or 271.8%, to $316,000 for the quarter ended June 30, 2019 from $85,000 for the quarter ended June 30, 2018. This increase is attributable to increases in both the average balance and average yield on FHLB stock. The average yield increased to 7.86% for the quarter ended June 30, 2019 from 4.36% for the quarter ended June 30, 2018, as the FHLB of Pittsburgh recently increased yields on required stock purchases for active members. Additionally, the average balance increased by $8.3 million, or 106.1% to $16.1 million for the quarter ended June 30, 2019 from $7.8 million for the quarter ended June 30, 2018. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits decreased by $310,000, or 66.1%, to $159,000 for the quarter ended June 30, 2019 from $469,000 for the quarter ended June 30, 2018. This decrease is attributable to a decrease in the average balance of interest-earning deposits which decreased by $82.8 million, or 79.8%, to $21.0 million for the quarter ended June 30, 2019 from $103.7 million for the quarter ended June 30, 2018. Partially offsetting this decrease was an increase in the average yield on interest-earning deposits to 3.00% for the quarter ended June 30, 2019 from 1.79% for the quarter ended June 30, 2018, as a result of recent increases in the targeted Federal Funds rate by the Federal Reserve.

Interest Expense

Interest expense increased by $5.6 million, or 64.2%, to $14.2 million for the quarter ended June 30, 2019 from $8.6 million for the quarter ended June 30, 2018. This increase in interest expense was primarily due to an increase in the average cost of interest-bearing liabilities, which increased to 0.82% for the quarter ended June 30, 2019 from 0.53% for the quarter ended June 30, 2018. This increase resulted from increases in the interest rate paid on deposits and borrowed funds in response to increases in market interest rates. In addition, the average balance of interest-bearing liabilities increased by $462.8 million, or 7.1%, to $6.978 billion for the quarter ended June 30, 2019 from $6.515 billion for the quarter ended June 30, 2018. This increase was primarily due to the UCB acquisition which included $479.4 million in deposits.

Net Interest Income

Net interest income increased by $8.4 million, or 10.0%, to $92.6 million for the quarter ended June 30, 2019 from $84.2 million for the quarter ended June 30, 2018.  This increase is attributable to the factors discussed above. Growth in our non-interest bearing checking deposits and other non-interest bearing funding enabled us to increase our net interest margin while interest bearing deposit costs rose greater than yields on interest earning assets reducing our interest rate spread. Our interest rate spread decreased to 3.69% for the quarter ended June 30, 2019 from 3.72% for the quarter ended June 30, 2018 and our net interest margin increased to 3.90% for the quarter ended June 30, 2019 from 3.84% for the quarter ended June 30, 2018.

Provision for Loan Losses

The provision for loan losses decreased by $682,000, or 12.8%, to $4.7 million for the quarter ended June 30, 2019 from $5.3 million for the quarter ended June 30, 2018. This decrease was primarily due to an elevated provision in the prior year due to the closure of the Company's consumer finance subsidiary and the runoff of the legacy portfolio. During the current quarter net charge-offs were elevated due to an additional write-down of approximately $4.0 million on a residential land development loan in our Western New York region which was previously fully reserved. In addition, total loan delinquency decreased by $4.8 million to $76.1 million, or 0.9% of total loans, at June 30, 2019 from $80.7 million, or 1.0% of total loans at June 30, 2018. Annualized net charge-offs to average loans increased to 0.34% for the quarter ended June 30, 2019 from 0.16% for the quarter ended June 30, 2018 due primarily to the residential land development write-down noted above.

In determining the amount of the current period provision, we considered current economic conditions, including but not limited to unemployment levels, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience.  We analyze the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience at June 30, 2019.

Noninterest Income

Noninterest income decreased by $746,000, or 3.1%, to $23.4 million for the quarter ended June 30, 2019 from $24.1 million for the quarter ended June 30, 2018. This decrease was primarily due to a $1.1 million, or 48.7%, decline in bank owned life insurance income due to a death benefit received during the prior year. Partially offsetting this decline was an increase in service charges and fees of $431,000, or 3.3%, primarily as a result of increased customer activity from the UCB acquisition. Additionally, there was an increase in trust and other financial services income of $394,000, or 9.7%, due to new brokerage production.

Noninterest Expense

Noninterest expense increased by $7.7 million, or 11.1%, to $77.5 million for the quarter ended June 30, 2019 from $69.8 million for the quarter ended June 30, 2018.  This increase resulted primarily from a $3.0 million, or 7.6%, increase in compensation and employee benefits due to both internal growth in compensation and staff as well as the addition of UCB employees. In addition, processing expenses increased by $1.1 million, or 11.2% as we continue to invest in technology and infrastructure to meet the demands of becoming a $10.0 billion asset institution. Also contributing to this increase was an increase in restructuring and acquisition expense of $712,000 due to expenses incurred as part of the acquisition of UCB.

Income Taxes

The provision for income taxes increased by $504,000, or 7.3%, to $7.4 million for the quarter ended June 30, 2019 from $6.9 million for the quarter ended June 30, 2018. In addition to the increase in income before tax of $588,000 or 1.8%, our effective tax rate for the quarter ended June 30, 2019 was 21.9% compared to 20.8% for the quarter ended June 30, 2018. We anticipate our effective tax rate to be between 21.0% and 23.0% for the year ending December 31, 2019.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018

Net income for the six months ended June 30, 2019 was $51.4 million, or $0.49 per diluted share, an increase of $143,000, or 0.3%, from $51.3 million, or $0.50 per diluted share, for the six months ended June 30, 2018.  The increase in net income resulted from an increase in interest income of $24.7 million, or 13.5%. Partially offsetting this improvement was a decrease in noninterest income of $872,000, or 1.9%, and increases in the provision for loan losses of $1.6 million, or 16.5%, interest expense of $10.1 million, or 61.5%, and noninterest expense of $11.7 million, or 8.5%. Net income for the six months ended June 30, 2019 represents annualized returns on average equity and average assets of 7.99% and 1.02%, respectively, compared to 8.54% and 1.09% for the six months ended June 30, 2018.  A discussion of significant changes follows.

Interest Income

Total interest income increased by $24.7 million, or 13.5%, to $207.1 million for the six months ended June 30, 2019 from $182.4 million for the six months ended June 30, 2018. This increase is the result of increases in both the average balance and average yield earned on interest earning assets. The average yield earned on interest earning assets increased to 4.51% for the six months ended June 30, 2019 from 4.23% for the six months ended June 30, 2018. This increase in average yield is attributed to increases in market interest rates over the past year. Additionally, the average balance of interest earning assets increased by $560.2 million, or 6.4%, to $9.261 billion for the six months ended June 30, 2019 from $8.700 billion for the six months ended June 30, 2018 due primarily to internal loan growth as well as the UCB acquisition.

Interest income on loans receivable increased by $22.5 million, or 13.0%, to $195.9 million for the six months ended June 30, 2019 from $173.3 million for the six months ended June 30, 2018.  This increase is attributed to increases in both the average balance and average yield on loans receivable. The average balance increased by $563.7 million, or 7.2%, to $8.377 billion for the six months ended June 30, 2019 from $7.813 billion for the six months ended June 30, 2018. This increase is due to organic loan growth of $269.9 million during the last twelve months as well as loans of $407.8 million from the UCB acquisition. Additionally, the average yield on loans receivable increased to 4.71% for the six months ended June 30, 2019 from 4.47% for the six months ended June 30, 2018, primarily as a result of the increases in market interest rates over the past year.

Interest income on mortgage-backed securities increased by $2.0 million, or 31.6%, to $8.2 million for the six months ended June 30, 2019 from $6.3 million for the six months ended June 30, 2018. This increase is attributed to increases in both the average balance and average yield on mortgage-backed securities. The average balance of mortgage-backed securities increased by $60.8 million, or 10.8%, to $624.8 million for the six months ended June 30, 2019 from $564.0 million for the six months ended June 30, 2018. This increase is due primarily to the addition of the UCB portfolio. Additionally, the average yield on mortgage-backed securities increased to 2.64% for the six months ended June 30, 2019 from 2.22% for the six months ended June 30, 2018, due to both an increase in short-term market interest rates that positively impacted our adjustable rate mortgage-backed securities and the purchase of fixed-rate mortgage-backed securities with yields higher than the existing portfolio.

Interest income on investment securities increased by $224,000, or 11.0%, to $2.3 million for the six months ended June 30, 2019 from $2.0 million for the six months ended June 30, 2018. This increase is primarily attributable to an increase in the average yield on investment securities to 1.99% for the six months ended June 30, 2019 from 1.65% for the six months ended June 30, 2018.  The increase in yield is due to the addition of higher yielding investments from the UCB acquisition. Partially offsetting this increase was a decrease in the average balance of investment securities of $19.2 million, or 7.8%, to $226.8 million for the six months ended June 30, 2019 from $246.0 million for the six months ended June 30, 2018.  This decrease is due primarily to the maturity or call of government agency securities.

Dividends on FHLB stock increased by $305,000, or 167.6%, to $487,000 for the six months ended June 30, 2019 from $182,000 for the six months ended June 30, 2018. This increase is attributable to increases in both the average balance and average yield on FHLB stock. The average yield increased to 6.10% for the six months ended June 30, 2019 from 4.28% for the six months ended June 30, 2018, and the average balance increased by $7.5 million, or 87.6%, to $16.1 million for the six months ended June 30, 2019 from $8.6 million for the six months ended June 30, 2018. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB and dividend yields.

Interest income on interest-earning deposits decreased by $345,000, or 57.1%, to $259,000 for the six months ended June 30, 2019 from $604,000 for the six months ended June 30, 2018.  This decrease is attributable to a decrease in the average balance of interest-earning deposits, which decreased by $52.6 million, or 76.2%, to $16.4 million for the six months ended June 30, 2019 from $69.0 million for the six months ended June 30, 2018, due to the utilization of excess cash to fund loan growth. Partially offsetting this decrease was an increase in the average yield on interest-earning deposits to 3.14% for the six months ended June 30, 2019 from 1.74% for the six months ended June 30, 2018, as a result of recent increases in the targeted Federal Funds rate by the Federal Reserve.

Interest Expense

Interest expense increased by $10.1 million, or 61.5%, to $26.5 million for the six months ended June 30, 2019 from $16.4 million for the six months ended June 30, 2018. This increase in interest expense was due to an increase in the average cost of interest-bearing liabilities to 0.78% for the six months ended June 30, 2019 from 0.51% for the six months ended June 30, 2018. This increase resulted from increases in the interest rate paid on deposits and borrowed funds in response to increases in market interest rates. In addition, the average balance of interest-bearing liabilities increased by $329.6 million, or 5.1%, to $6.816 billion for the six months ended June 30, 2019 from $6.486 billion for the six months ended June 30, 2018. This increase was primarily due to the UCB acquisition, which included $479.4 million in deposits, as well as internal growth of funding sources.

Net Interest Income

Net interest income increased by $14.6 million, or 8.8%, to $180.6 million for the six months ended June 30, 2019 from $166.0 million for the six months ended June 30, 2018.  This increase is attributable to the factors discussed above. We have been able to increase our average yield on assets more than the increase in our average cost of funds and we have increased our non-interest bearing funding, including non-interesting bearing checking. As a result, both our interest rate spread and net interest margin increased. Our interest rate spread increased to 3.73% for the six months ended June 30, 2019 from 3.72% for the six months ended June 30, 2018 and our net interest margin increased to 3.90% for the six months ended June 30, 2019 from 3.82% for the six months ended June 30, 2018.

Provision for Loan Losses

The provision for loan losses increased by $1.6 million, or 16.5%, to $11.1 million for the six months ended June 30, 2019 from $9.6 million for the six months ended June 30, 2018. This increase is due primarily to a $2.6 million write-down on one commercial business loan along with the other factors discussed in the "Comparison of Operating Results for the Quarters Ended June 30, 2019 and 2018" section. In addition, total nonaccrual loans increased by $5.0 million to $67.7 million, or 0.78% of total loans, at June 30, 2019 from $62.7 million, or 0.79% of total loans at June 30, 2018. Annualized net charge-offs to average loans increased to 0.32% for the six months ended June 30, 2019 from 0.23% for the six months ended June 30, 2018.

In determining the amount of the current period provision, we considered current economic conditions, including but not limited to unemployment levels, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience.  We analyze the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience at June 30, 2019.

Noninterest Income

Noninterest income decreased by $872,000, or 1.9%, to $45.0 million for the six months ended June 30, 2019 from $45.9 million for the six months ended June 30, 2018. This decrease was primarily due to a $1.1 million, or 33.7%, decline in bank owned life insurance income due to a death benefit received during the prior year. Additionally, insurance commission income decreased by $516,000, or 10.7% as the result of the loss of certain contingent bonus commissions due to changes in related laws impacting the current year and other operating income decreased by $799,000, or 16.8%, due to a decline in fee income associated with commercial lending activity. Positively impacting noninterest income during the six months ended June 30, 2019 was an increase in service charges and fees of $575,000, or 2.3%, as a result of increased customer activity from the UCB acquisition, a $558,000, or 6.9%, increase in trust and other financial services income due to new brokerage production and a $458,000, or 123.8%, increase in gain on real estate owned, primarily as the result of a write-down and sale of one commercial property in the prior year.

Noninterest Expense

Noninterest expense increased by $11.7 million, or 8.5%, to $148.9 million for the six months ended June 30, 2019, from $137.2 million for the six months ended June 30, 2018.  This increase resulted primarily from a $4.7 million, or 6.2%, increase in compensation and employee benefits due to both internal growth in compensation and staff as well as the addition of UCB employees. In addition, processing expense increased by $1.8 million, or 9.4%, as we continue to invest in technology and infrastructure to meet the demands of becoming a $10.0 billion institution. Also contributing to this increase was an increase in restructuring and acquisition expense of $2.6 million due to expenses incurred as part of the UCB acquisition.

Income Taxes

The provision for income taxes increased by $273,000, or 2.0%, to $14.1 million for the six months ended June 30, 2019 from $13.8 million for the six months ended June 30, 2018. In addition to the increase in income before tax of $416,000, or 0.6%, our effective tax rate for the six months ended June 30, 2019 was 21.5% compared to 21.3% for the six months ended June 30, 2018. We anticipate our effective tax rate to be between 21.0% and 23.0% for the year ending December 31, 2019.

Average Balance Sheet
(in thousands)

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

	Quarter ended June 30,
	2019				2018
	Average balance		Interest	Avg. yield/ cost (g)	Average balance		Interest	Avg. yield/ cost (g)
Assets
Interest-earning assets:
Residential mortgage loans	$2,857,425		29,300	4.10%	$2,761,528		27,893	4.04%
Home equity loans	1,319,056		17,717	5.39%	1,281,001		15,384	4.82%
Consumer loans	943,254		10,649	4.53%	655,541		7,949	4.86%
Consumer finance loans	1,826		87	19.06%	10,428		516	19.79%
Commercial real estate loans	2,801,953		35,537	5.02%	2,518,170		29,034	4.56%
Commercial loans	670,613		7,966	4.70%	624,087		7,703	4.88%
Loans receivable (a) (b) (includes FTE adjustments of $339 and $373, respectively)	8,594,127		101,256	4.73%	7,850,755		88,479	4.52%
Mortgage-backed securities (c)	644,887		4,280	2.65%	569,893		3,254	2.28%
Investment securities (c) (includes FTE adjustments of $63 and $83, respectively)	226,325		1,198	2.12%	235,784		1,044	1.77%
FHLB stock	16,117		316	7.86%	7,819		85	4.36%
Other interest-earning deposits	20,983		159	3.00%	103,739		469	1.79%
Total interest-earning assets (includes FTE adjustments of $402 and $457, respectively)	9,502,439		107,209	4.53%	8,767,990		93,331	4.27%
Noninterest earning assets (d)	910,225				732,065

Total assets	$10,412,664				$9,500,055

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$1,696,715		777	0.18%	$1,699,168		773	0.18%
Interest-bearing checking deposits	1,674,779		1,569	0.38%	1,468,228		875	0.24%
Money market deposit accounts	1,776,558		3,433	0.78%	1,691,652		1,211	0.29%
Time deposits	1,561,034		6,705	1.72%	1,440,457		4,450	1.24%
Borrowed funds (e)	147,119		413	1.13%	104,415		50	0.19%
Junior subordinated debentures	121,757		1,307	4.25%	111,213		1,290	4.59%
Total interest-bearing liabilities	6,977,962		14,204	0.82%	6,515,133		8,649	0.53%
Noninterest-bearing checking deposits (f)	1,888,697				1,676,344
Noninterest-bearing liabilities	225,623				92,252

Total liabilities	9,092,282				8,283,729

Shareholders’ equity	1,320,382				1,216,326

Total liabilities and shareholders’ equity	$10,412,664				$9,500,055

Net interest income/Interest rate spread			93,005	3.71%			84,682	3.74%

Net interest-earning assets/Net interest margin	$2,524,477			3.91%	$2,252,857			3.86%

Ratio of interest-earning assets to interest-bearing liabilities	1.36	X			1.35	X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/amortization of deferred loan fees/expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(e)	Average balances include FHLB borrowings and collateralized borrowings.

(f)	Average cost of deposits including noninterest-bearing checking was 0.58% and 0.37%, respectively.

(g)
Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 4.71% and 4.50%, respectively; investment securities — 2.01% and 1.63%, respectively; interest-earning assets — 4.51% and 4.25%, respectively. GAAP basis net interest rate spreads were 3.69% and 3.72%, respectively; and GAAP basis net interest margins were 3.90% and 3.84%, respectively.

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

	For the quarters ended June 30, 2019 vs. 2018
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest earning assets:
Loans receivable	$4,019	8,758	12,777
Mortgage-backed securities	527	499	1,026
Investment securities	204	(50)	154
FHLB stock	68	163	231
Other interest-earning deposits	317	(627)	(310)
Total interest-earning assets	5,135	8,743	13,878

Interest-bearing liabilities:
Savings deposits	5	(1)	4
Interest-bearing checking deposits	500	195	695
Money market deposit accounts	2,058	164	2,222
Time deposits	1,737	519	2,256
Borrowed funds	243	121	364
Junior subordinated debentures	(96)	113	17
Total interest-bearing liabilities	4,447	1,111	5,558

Net change in net interest income	$688	7,632	8,320

Average Balance Sheet
(in thousands)

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

	Six months ended June 30,
	2019				2018
	Average balance		Interest	Avg. yield/ cost (g)	Average balance		Interest	Avg. yield/ cost (g)
Assets
Interest-earning assets:
Residential mortgage loans	$2,850,031		58,582	4.11%	$2,758,849		55,612	4.03%
Home equity loans	1,292,662		33,765	5.27%	1,289,842		30,369	4.75%
Consumer loans	906,598		20,701	4.60%	646,666		15,451	4.82%
Legacy consumer finance loans	2,409		226	18.76%	12,828		1,284	20.02%
Commercial real estate loans	2,681,848		66,303	4.92%	2,494,925		56,214	4.80%
Commercial loans	643,005		16,933	5.24%	609,752		15,070	4.92%
Loans receivable (a) (b) (includes FTE adjustments of $658 and $674, respectively)	8,376,553		196,510	4.73%	7,812,862		174,000	4.49%
Mortgage-backed securities (c)	624,786		8,245	2.64%	564,007		6,267	2.22%
Investment securities (c) (includes FTE adjustments of $111 and $187, respectively)	226,815		2,364	2.08%	245,979		2,216	1.80%
FHLB stock	16,096		487	6.10%	8,582		182	4.28%
Other interest-earning deposits	16,381		259	3.14%	68,970		604	1.74%

Total interest-earning assets (includes FTE adjustments of $769 and $862, respectively)	9,260,631		207,865	4.53%	8,700,400		183,269	4.25%

Noninterest earning assets (d)	889,409				755,764

Total assets	$10,150,040				$9,456,164

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$1,673,957		1,535	0.18%	$1,684,909		1,522	0.18%
Interest-bearing checking deposits	1,588,989		2,732	0.35%	1,443,981		1,477	0.21%
Money market deposit accounts	1,735,185		6,011	0.70%	1,699,222		2,264	0.27%
Time deposits	1,497,208		12,351	1.66%	1,427,921		8,504	1.20%
Borrowed funds (e)	202,029		1,419	1.42%	118,743		173	0.29%
Junior subordinated debentures	118,242		2,463	4.14%	111,213		2,475	4.43%

Total interest-bearing liabilities	6,815,610		26,511	0.78%	6,485,989		16,415	0.51%

Noninterest-bearing checking deposits	1,699,496				1,641,493
Noninterest-bearing liabilities	336,600				117,530

Total liabilities	8,851,706				8,245,012

Shareholders’ equity	1,298,334				1,211,152

Total liabilities and shareholders’ equity	$10,150,040				$9,456,164

Net interest income/Interest rate spread			181,354	3.75%			166,854	3.74%

Net interest-earning assets/Net interest margin	$2,445,021			3.92%	$2,214,411			3.84%

Ratio of interest-earning assets to interest-bearing liabilities	1.36	X			1.34	X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/amortization of deferred loan fees/expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(e)	Average balances include FHLB borrowings and collateralized borrowings.

(f)	Average cost of deposits were 0.56% and 0.35%, respectively.

(g)
Annualized. Shown on a fully tax-equivalent basis (“FTE”). The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans – 4.71% and 4.47%, respectively; investment securities 1.99% and 1.65%, respectively; interest-earning assets – 4.51% and 4.23%, respectively. GAAP basis net interest rate spreads were 3.73% and 3.72%, respectively; and GAAP basis net interest margins were 3.90% and 3.82%, respectively.

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

	For the six months ended June 30, 2019 vs. 2018
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest earning assets:
Loans receivable	$9,286	13,224	22,510
Mortgage-backed securities	1,175	802	1,977
Investment securities	348	(200)	148
FHLB stock	78	226	304
Other interest-earning deposits	486	(830)	(344)
Total interest-earning assets	11,373	13,222	24,595

Interest-bearing liabilities:
Savings deposits	23	(10)	13
Interest-bearing checking deposits	1,006	249	1,255
Money market deposit accounts	3,622	125	3,747
Time deposits	3,275	572	3,847
Borrowed funds	661	585	1,246
Junior subordinated debentures	(158)	146	(12)
Total interest-bearing liabilities	8,429	1,667	10,096

Net change in net interest income	$2,944	11,555	14,499

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the holding company for a savings bank, one of our primary market risks is interest rate risk.  Interest rate risk is the sensitivity of net interest income to variations in interest rates over a specified time period.  The sensitivity results from differences in the time periods in which interest rate sensitive assets and liabilities mature or re-price.  We attempt to control interest rate risk by matching, within acceptable limits, the re-pricing periods of assets and liabilities.  We have attempted to limit our exposure to interest sensitivity by increasing core deposits, enticing customers to extend certificates of deposit maturities, borrowing funds with fixed-rates and longer maturities and by shortening the maturities of our assets by emphasizing the origination of more short-term fixed rate loans and adjustable rate loans. We also have the ability to sell a portion of the long-term, fixed-rate mortgage loans that we originate.  In addition, we purchase shorter term or adjustable-rate investment securities and mortgage-backed securities.

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at June 30, 2019 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from June 30, 2019 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/(decrease) in net interest income	(0.8)%	(1.0)%	(1.6)%	(5.1)%
Projected percentage increase/(decrease) in net income	(1.7)%	(2.0)%	(3.2)%	(12.4)%
Projected increase/(decrease) in return on average equity	(1.6)%	(1.9)%	(3.1)%	(12.0)%
Projected increase/(decrease) in earnings per share	$(0.02)	$(0.03)	$(0.04)	$(0.14)
Projected percentage increase/(decrease) in market value of equity	(2.7)%	(5.2)%	(8.3)%	(3.4)%

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

There were no changes in the internal controls over financial reporting during the period covered by this report or in other factors that have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

Item 1A.    RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates or additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

We may be required to transition from the use of the LIBOR interest rate index in the future.

The phasing out and ultimate replacement of LIBOR with an alternative reference rate and changes in the manner of calculating other reference rates may adversely impact the value of loans and other financial instruments we hold that are linked to LIBOR or other reference rates in ways that are difficult to predict and could adversely impact our financial condition and results of operations.

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)      Not applicable.

b)       Not applicable.

c)    The following table discloses information regarding the repurchase of shares of common stock during the quarter ending June 30, 2019:

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

Item 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION

Not applicable.

Item 6.        EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	August 8, 2019	By:	/s/ Ronald J. Seiffert
Ronald J. Seiffert
Chairman, President and Chief Executive Officer
(Duly Authorized Officer)

Date:	August 8, 2019	By:	/s/ Jeffrey R. White
Jeffrey R. White
Controller
(Principal Accounting Officer)