Form 10-Q
period 2019-09-30
Northwest Bancshares, Inc.
filed 2019-11-08
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
 OR
☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                   to

Commission File Number 001-34582

NORTHWEST BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Maryland			27-0950358
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

100 Liberty Street	Warren,	Pennsylvania	16365
(Address of Principal Executive Offices)			(Zip Code)

(814) 726-2140
(Registrant’s telephone number, including area code)

Not Applicable
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
Common Stock ($0.01 par value), 106,672,637 shares outstanding as of October 31, 2019.

NORTHWEST BANCSHARES, INC.

Item 1.        FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$107,602	68,789
Marketable securities available-for-sale (amortized cost of $801,465 and $811,015, respectively)	807,823	801,450
Marketable securities held-to-maturity (fair value of $19,237 and $22,446, respectively)	18,958	22,765
Total cash and cash equivalents and marketable securities	934,383	893,004

Personal Banking:
Residential mortgage loans held-for-sale	8,859	—
Residential mortgage loans	2,887,274	2,864,470
Home equity loans	1,328,173	1,258,422
Consumer loans	1,094,293	859,713
Total Personal Banking loans	5,318,599	4,982,605
Commercial Banking:
Commercial real estate loans	2,812,839	2,471,821
Commercial loans	720,579	597,013
Total Commercial Banking loans	3,533,418	3,068,834
Total loans	8,852,017	8,051,439
Allowance for loan losses	(52,859)	(55,214)
Loans receivable, net	8,799,158	7,996,225

Federal Home Loan Bank stock, at cost	21,401	15,635
Accrued interest receivable	27,069	24,490
Real estate owned, net	1,237	2,498
Premises and equipment, net	148,796	143,390
Bank-owned life insurance	187,971	171,079
Goodwill	344,720	307,420
Other intangible assets	22,410	19,821
Other assets	93,329	34,211
Total assets	$10,580,474	9,607,773

Liabilities and shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$1,905,650	1,736,156
Interest-bearing demand deposits	1,678,644	1,455,460
Money market deposit accounts	1,828,001	1,661,623
Savings deposits	1,635,754	1,636,099
Time deposits	1,633,451	1,404,841
Total deposits	8,681,500	7,894,179

Borrowed funds	255,257	234,389
Junior subordinated debentures	121,787	111,213
Advances by borrowers for taxes and insurance	24,331	43,298
Accrued interest payable	1,314	744
Other liabilities	144,515	66,312
Total liabilities	9,228,704	8,350,135

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 106,658,067 and 103,354,030 shares issued and outstanding, respectively	1,067	1,034
Paid-in capital	801,382	745,926
Retained earnings	577,018	550,374
Accumulated other comprehensive loss	(27,697)	(39,696)
Total shareholders’ equity	1,351,770	1,257,638
Total liabilities and shareholders’ equity	$10,580,474	9,607,773
See accompanying notes to unaudited consolidated financial statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except share data)

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest income:
Loans receivable	$101,091	90,733	296,943	264,059
Mortgage-backed securities	4,188	3,572	12,433	9,839
Taxable investment securities	884	814	2,718	2,140
Tax-free investment securities	224	205	643	908
Federal Home Loan Bank stock dividends	307	119	794	301
Interest-earning deposits	172	162	431	766
Total interest income	106,866	95,605	313,962	278,013
Interest expense:
Deposits	13,694	8,233	36,323	22,000
Borrowed funds	2,236	1,555	6,118	4,203
Total interest expense	15,930	9,788	42,441	26,203
Net interest income	90,936	85,817	271,521	251,810
Provision for loan losses	3,302	6,982	14,436	16,540
Net interest income after provision for loan losses	87,634	78,835	257,085	235,270
Noninterest income:
Gain on sale of loans	826	—	826	—
Gain on sale of investments	—	—	23	153
Service charges and fees	13,558	13,158	38,940	37,965
Trust and other financial services income	4,609	4,254	13,248	12,335
Insurance commission income	1,887	2,046	6,210	6,885
Loss on real estate owned, net	(227)	(247)	(139)	(617)
Income from bank-owned life insurance	1,095	1,460	3,297	4,783
Mortgage banking income	1,921	82	2,325	383
Other operating income	2,500	1,804	6,464	6,567
Total noninterest income	26,169	22,557	71,194	68,454
Noninterest expense:
Compensation and employee benefits	40,816	37,535	121,012	113,076
Premises and occupancy costs	7,061	6,821	21,666	20,952
Office operations	3,197	3,508	10,036	10,684
Collections expense	747	483	1,994	1,429
Processing expenses	11,122	9,620	32,190	28,886
Marketing expenses	1,373	1,949	5,988	6,103
Federal deposit insurance premiums	(702)	721	685	2,109
Professional services	3,032	2,368	8,754	7,464
Amortization of intangible assets	1,702	1,462	4,909	4,502
Real estate owned expense	119	205	406	630
Restructuring/acquisition expense	23	186	3,054	579
Other expenses	2,106	1,759	8,838	7,411
Total noninterest expense	70,596	66,617	219,532	203,825
Income before income taxes	43,207	34,775	108,747	99,899
Federal and state income taxes expense	9,793	7,035	23,906	20,875
Net income	$33,414	27,740	84,841	79,024
Basic earnings per share	$0.32	0.27	0.81	0.78
Diluted earnings per share	$0.31	0.27	0.80	0.76
See accompanying notes to unaudited consolidated financial statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$33,414	27,740	84,841	79,024
Other comprehensive income net of tax:
Net unrealized holding gains/(losses) on marketable securities:
Unrealized holding gains/(losses) net of tax of ($525), $788, ($4,549), $2,869, respectively	1,315	(1,970)	11,376	(7,169)
Reclassification adjustment for gains included in net income, net of tax of $0, $17, $1 and $54, respectively	(1)	(44)	(3)	(138)
Net unrealized holding gains/(losses) on marketable securities	1,314	(2,014)	11,373	(7,307)

Change in fair value of interest rate swaps, net of tax of $0, ($51), $0 and ($204), respectively	—	192	—	766

Defined benefit plan:
Reclassification adjustments for prior period service costs and net losses included in net income, net of tax of ($83), ($90), ($250) and ($271), respectively	208	226	626	678

Other comprehensive income/(loss)	1,522	(1,596)	11,999	(5,863)

Total comprehensive income	$34,936	26,144	96,840	73,161
See accompanying notes to unaudited consolidated financial statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended September 30, 2019	Shares	Amount
Beginning balance at June 30, 2019	106,614,607	$1,066	798,942	562,799	(29,219)	1,333,588

Comprehensive income:
Net income	—	—	—	33,414	—	33,414

Other comprehensive income, net of tax of ($608)	—	—	—	—	1,522	1,522

Total comprehensive income	—	—	—	33,414	1,522	34,936

Exercise of stock options	61,867	1	756	—	—	757

Stock-based compensation expense	—	—	1,684	—	—	1,684

Stock-based compensation forfeited	(18,407)	—	—	—	—	—

Dividends paid ($0.18 per share)	—	—	—	(19,195)	—	(19,195)

Ending balance at September 30, 2019	106,658,067	$1,067	801,382	577,018	(27,697)	1,351,770

			Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended September 30, 2018	Shares	Amount
Beginning balance at June 30, 2018	103,122,890	$1,031	739,673	531,269	(43,093)	1,228,880

Comprehensive income:
Net income	—	—	—	27,740	—	27,740

Other comprehensive loss, net of tax of $664	—	—	—	—	(1,596)	(1,596)

Total comprehensive income/(loss)	—	—	—	27,740	(1,596)	26,144

Exercise of stock options	178,109	2	1,918	—	—	1,920

Stock-based compensation expense	—	—	1,272	—	—	1,272

Stock-based compensation forfeited	(7,519)	—	—	—	—	—

Dividends paid ($0.17 per share)	—	—	—	(17,540)	—	(17,540)

Ending balance at September 30, 2018	103,293,480	$1,033	742,863	541,469	(44,689)	1,240,676
See accompanying notes to unaudited consolidated financial statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Nine months ended September 30, 2019	Shares	Amount
Beginning balance at December 31, 2018	103,354,030	$1,034	745,926	550,374	(39,696)	1,257,638

Comprehensive income:
Net income	—	—	—	84,841	—	84,841

Other comprehensive income, net of tax of ($4,799)	—	—	—	—	11,999	11,999

Total comprehensive income	—	—	—	84,841	11,999	96,840

Acquisition of Union Community Bank ("UCB")	2,462,373	24	43,264	—	—	43,288

Reclassification due to adoption of ASU No. 2016-02	—	—	—	(1,226)	—	(1,226)

Exercise of stock options	609,722	6	6,777	—	—	6,783

Stock-based compensation expense	281,100	3	5,415	—	—	5,418

Stock-based compensation forfeited	(49,158)	—	—	—	—	—

Dividends paid ($0.54 per share)	—	—	—	(56,971)	—	(56,971)

Ending balance at September 30, 2019	106,658,067	$1,067	801,382	577,018	(27,697)	1,351,770

			Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Nine months ended September 30, 2018	Shares	Amount
Beginning balance at December 31, 2017	102,394,828	$1,027	730,719	508,058	(32,080)	1,207,724

Reclassification due to adoption of ASU No. 2018-02	—	—	—	6,746	(6,746)	—

Comprehensive income:
Net income	—	—	—	79,024	—	79,024

Other comprehensive loss, net of tax of $2,448	—	—	—	—	(5,863)	(5,863)

Total comprehensive income/(loss)	—	—	—	85,770	(12,609)	73,161

Exercise of stock options	674,538	7	7,595	—	—	7,602

Stock-based compensation expense	414,330	4	4,544	—	—	4,548

Stock-based compensation forfeited	(190,216)	(5)	5	—	—	—

Dividends paid ($0.51 per share)	—	—	—	(52,359)	—	(52,359)

Ending balance at September 30, 2018	103,293,480	$1,033	742,863	541,469	(44,689)	1,240,676
See accompanying notes to unaudited consolidated financial statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine months ended September 30,
	2019	2018
Operating activities:
Net income	$84,841	79,024
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,436	16,540
Net gain/(loss) on sale of assets	(490)	1,758
Net depreciation, amortization and accretion	927	7,598
Increase in other assets	(64,306)	(8,952)
Increase in other liabilities	74,974	48
Net amortization on marketable securities	677	1,317
Noncash write-down of real estate owned	548	1,281
Deferred income tax expense	1,706	22
Origination of loans held-for-sale	(31,776)	(1,297)
Proceeds from sale of loans held-for-sale	23,764	4,501
Noncash compensation expense related to stock benefit plans	5,418	4,548
Net cash provided by operating activities	110,719	106,388

Investing activities:
Purchase of marketable securities available-for-sale	(123,655)	(215,242)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	3,788	5,439
Proceeds from maturities and principal reductions of marketable securities available-for-sale	178,775	179,640
Proceeds from sale of marketable securities available-for-sale	32,389	5,206
Proceeds from bank-owned life insurance	2,638	357
Loan originations	(2,724,061)	(2,256,146)
Proceeds from loan maturities and principal reductions	2,288,521	2,036,656
Proceeds from sale of loans held for investment	46,783	—
Net proceeds of Federal Home Loan Bank stock	(5,313)	(3,719)
Proceeds from sale of real estate owned	3,274	5,082
Sale of real estate owned for investment, net	456	455
Purchase of premises and equipment	(9,302)	(3,438)
Acquisitions, net of cash received	(25,834)	—
Net cash used in investing activities	(331,541)	(245,710)

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
(in thousands)

	Nine months ended September 30,
	2019	2018
Financing activities:
Increase in deposits, net	$307,942	126,964
Net increase in short-term borrowings	20,868	70,879
Increase in advances by borrowers for taxes and insurance	(18,987)	(17,528)
Cash dividends paid	(56,971)	(52,359)
Proceeds from stock options exercised	6,783	7,602
Net cash provided by financing activities	259,635	135,558

Net increase in cash and cash equivalents	$38,813	(3,764)

Cash and cash equivalents at beginning of period	$68,789	77,710
Net increase in cash and cash equivalents	38,813	(3,764)
Cash and cash equivalents at end of period	$107,602	73,946
Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $32,893 and $20,927, respectively)	$39,632	26,036
Income taxes	$15,052	19,299

Business acquisitions:
Fair value of assets acquired	$580,407	—
Northwest Bancshares, Inc. common stock issued	(43,288)	—
Cash paid	(42,500)	—
Liabilities assumed	$494,619	—

Non-cash activities:
Loan foreclosures and repossessions	$4,349	5,034
Sale of real estate owned financed by the Company	44	183
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

The results of operations for the quarter and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other period.

Stock-Based Compensation

On May 22, 2019, the Company awarded employees 547,410 stock options and directors 64,800 stock options with an exercise price of $17.27 and grant date fair value of $1.14 per stock option, and the Company awarded employees 256,800 restricted common shares and directors 24,300 restricted common shares with a grant date fair value of $17.27. Awarded stock options and common shares vest over a seven-year period with the first vesting occurring on the grant date. Stock-based compensation expense of $1.7 million and $1.3 million for the quarters ended September 30, 2019 and 2018, and $5.4 million and $4.5 million for the nine months ended September 30, 2019 and 2018, respectively, was recognized in compensation expense relating to our stock benefit plans. At September 30, 2019, there was compensation expense of $3.8 million to be recognized for awarded but unvested stock options and $18.5 million for unvested common shares.

 Income Taxes-Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  At September 30, 2019 we had no liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in other expenses and (2) refund claims in other operating income.  We recognize penalties (if any) in other expenses. We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2018, 2017 and 2016.

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

As a result of the adoption of ASU 2016-02, we recognized an operating lease ROU asset of approximately $40.2 million, an operating lease liability of approximately $42.2 million and a cumulative-effect adjustment on retained earnings of $1.2 million on the consolidated statements of financial condition as of January 1, 2019, with no impact on our consolidated statement of income or consolidated statement of cash flows compared to the prior lease accounting model.

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

Management has created a formal working group to govern the implementation of these amendments, consisting of key stakeholders from finance, risk, credit and accounting. The working group meets periodically to discuss the progress of implementations, monitor the established timeline and discuss latest hot topics and industry trends. We have engaged with a third party to assist in the development of certain portfolio-level estimation methodologies and have chosen, and are in the process of implementing, a third-party software platform provider. We have finalized and documented the portfolio segmentation and methodologies that will be utilized. The model validation process has begun. Management has made decisions on reasonable and supportable forecast period and reversion method. Management is currently developing controls, processes, policies and disclosures in preparation for performing a full end to end parallel run. We are also evaluating the effect this guidance will have on our results of operations, financial position and related disclosures. The impact of the ASU will depend upon the state of the economy and the nature of our portfolios, among other items, at the date of adoption.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This guidance aligns the requirements for capitalization of implementation costs incurred in a hosting arrangement that is a service contract with the existing guidance for internal-use software. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted. Transition can either be on a retrospective basis or a prospective basis on all implementation costs incurred after the date of adoption. We will apply this guidance on a prospective basis upon adoption and do not expect it to have a material impact on our financial statements.

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

The core deposit intangible asset recognized as part of the UCB merger is being amortized over its estimated useful life of seven years utilizing an accelerated method. The goodwill, which is not amortized for book purposes, was assigned to our Community Banking segment and is not deductible for tax purposes. The fair values of savings and transaction deposit accounts acquired from UCB were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit were valued by projecting out the expected cash flows based on the contractual terms of the certificates of deposit. These cash flows were discounted based on a market rate for a certificate of deposit with a corresponding maturity.

Direct costs related to the UCB merger were expensed as incurred and were $3.1 million during the nine months ended September 30, 2019, which includes technology and communications costs, professional services, marketing and advertising, and other noninterest expenses.

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

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost recognized within our consolidated statements of income were as follows (in thousands):

	For the quarter ended September 30, 2019	For the nine months ended September 30, 2019
Operating lease costs (office operations)	$1,443	4,124
Variable lease costs (office operations)	264	455
Total operating lease costs	$1,707	4,579

Amounts reported in the consolidated statements of financial condition were as follows (in thousands):

Operating leases:	As of September 30, 2019
Operating lease ROU assets (other assets)	$48,857
Operating lease liabilities (other liabilities)	51,531

Other information related to leases as of September 30, 2019 were as follows (in thousands):

Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$4,132
ROU assets obtained in exchange for lease obligations	$11,518
Weighted average remaining lease term	15.7 years
Weighted average discount rate	3.7%

Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.

Maturities of lease liabilities by fiscal year for our operating leases are as follows (in thousands):

As of September 30, 2019
2019	$1,444
2020	5,447
2021	5,115
2022	4,814
2023	4,559
Thereafter	49,087
Total lease payments	70,466
Less amount of lease payments representing interest	18,935
Total present value of lease payments	$51,531

As of December 31, 2018
2019	$4,677
2020	3,884
2021	3,179
2022	2,465
2023	2,040
Thereafter	7,784
Total lease payments	$24,029

(4)    Investment securities and impairment of investment securities

The following table shows the portfolio of investment securities available-for-sale at September 30, 2019 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in less than one year	$14,902	63	—	14,965

Debt issued by government sponsored enterprises:
Due in less than one year	55,099	260	(6)	55,353
Due in one year through five years	60,922	116	(340)	60,698
Due in five years through ten years	3,830	66	(114)	3,782

Municipal securities:
Due in less than one year	245	1	—	246
Due in one year through five years	3,799	81	—	3,880
Due in five years through ten years	11,052	154	—	11,206
Due after ten years	13,741	317	—	14,058

Corporate debt issues:
Due in five years through ten years	918	—	—	918

Residential mortgage-backed securities:
Fixed rate pass-through	143,419	2,041	(1,065)	144,395
Variable rate pass-through	20,063	834	(4)	20,893
Fixed rate agency CMOs	415,760	5,026	(1,190)	419,596
Variable rate agency CMOs	57,715	236	(118)	57,833
Total residential mortgage-backed securities	636,957	8,137	(2,377)	642,717
Total marketable securities available-for-sale	$801,465	9,195	(2,837)	807,823

The following table shows the portfolio of investment securities available-for-sale at December 31, 2018 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year through five years	$14,756	24	—	14,780

Debt issued by government sponsored enterprises:
Due in less than one year	85,089	—	(795)	84,294
Due in one year through five years	101,078	71	(1,512)	99,637
Due after ten years	3,546	—	(142)	3,404

Municipal securities:
Due in less than one year	1,333	2	(6)	1,329
Due in one year through five years	3,985	54	(4)	4,035
Due in five years through ten years	10,603	60	—	10,663
Due after ten years	5,105	31	—	5,136

Corporate debt issues:
Due in five years through ten years	914	—	—	914

Residential mortgage-backed securities:
Fixed rate pass-through	130,172	568	(4,113)	126,627
Variable rate pass-through	24,761	1,003	(5)	25,759
Fixed rate agency CMOs	365,427	865	(5,921)	360,371
Variable rate agency CMOs	64,246	280	(25)	64,501
Total residential mortgage-backed securities	584,606	2,716	(10,064)	577,258
Total marketable securities available-for-sale	$811,015	2,958	(12,523)	801,450

The following table shows the portfolio of investment securities held-to-maturity at September 30, 2019 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Residential mortgage-backed securities:
Fixed rate pass-through	$2,317	86	—	2,403
Variable rate pass-through	1,317	36	—	1,353
Fixed rate agency CMOs	14,711	148	—	14,859
Variable rate agency CMOs	613	9	—	622
Total residential mortgage-backed securities	18,958	279	—	19,237
Total marketable securities held-to-maturity	$18,958	279	—	19,237

The following table shows the portfolio of investment securities held-to-maturity at December 31, 2018 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Residential mortgage-backed securities:
Fixed rate pass-through	$2,896	53	—	2,949
Variable rate pass-through	1,666	39	—	1,705
Fixed rate agency CMOs	17,552	—	(422)	17,130
Variable rate agency CMOs	651	11	—	662
Total residential mortgage-backed securities	22,765	103	(422)	22,446
Total marketable securities held-to-maturity	$22,765	103	(422)	22,446

The following table shows the fair value of and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2019 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$—	—	67,610	(460)	67,610	(460)
Municipal securities	—	—	—	—	—	—
Residential mortgage-backed securities - agency	79,196	(287)	123,883	(2,090)	203,079	(2,377)
Total temporarily impaired securities	$79,196	(287)	191,493	(2,550)	270,689	(2,837)

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

The table below shows a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the quarters ended September 30, (in thousands):

	2019	2018
Beginning balance at January 1, (1)	$—	352
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Reduction for losses realized during the quarter	—	—
Reduction for securities sold/called realized during the quarter	—	(352)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at September 30,	$—	—

(1) The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(5)    Loans receivable

The following table shows a summary of our loans receivable at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019			December 31, 2018
	Originated	Acquired	Total	Originated	Acquired	Total
Personal Banking:
Residential mortgage loans (1)	$2,804,792	87,176	2,891,968	2,766,430	93,782	2,860,212
Home equity loans	1,069,906	258,267	1,328,173	1,043,878	214,544	1,258,422
Consumer finance loans (2)	872	—	872	3,817	—	3,817
Consumer loans	1,022,976	39,731	1,062,707	775,378	58,671	834,049
Total Personal Banking	4,898,546	385,174	5,283,720	4,589,503	366,997	4,956,500

Commercial Banking:
Commercial real estate loans	2,558,688	443,075	3,001,763	2,416,047	223,327	2,639,374
Commercial loans	717,644	60,438	778,082	612,962	48,816	661,778
Total Commercial Banking	3,276,332	503,513	3,779,845	3,029,009	272,143	3,301,152
Total loans receivable, gross	8,174,878	888,687	9,063,565	7,618,512	639,140	8,257,652

Deferred loan costs	49,921	534	50,455	36,820	798	37,618
Allowance for loan losses	(47,417)	(5,442)	(52,859)	(51,751)	(3,463)	(55,214)
Undisbursed loan proceeds:
Residential mortgage loans	(15,576)	—	(15,576)	(11,513)	—	(11,513)
Commercial real estate loans	(184,634)	(4,290)	(188,924)	(167,029)	(524)	(167,553)
Commercial loans	(56,357)	(1,146)	(57,503)	(63,605)	(1,160)	(64,765)
Total loans receivable, net	$7,920,815	878,343	8,799,158	7,361,434	634,791	7,996,225

(1) Includes $8.9 million and $0 of loans held-for-sale at September 30, 2019 and December 31, 2018, respectively.
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

Acquired loans were initially measured at fair value and subsequently accounted for under either ASC Topic 310-30 or ASC Topic 310-20. The following table provides information related to the outstanding principal balance and related carrying value of acquired loans for the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Acquired loans evaluated individually for future credit losses:
Outstanding principal balance	$7,616	8,189
Carrying value	5,150	5,690

Acquired loans evaluated collectively for future credit losses:
Outstanding principal balance	889,065	637,170
Carrying value	878,635	632,564

Total acquired loans:
Outstanding principal balance	896,681	645,359
Carrying value	883,785	638,254

The following table provides information related to the changes in the accretable discount, which includes income recognized from contractual cash flows for the dates indicated (in thousands):

Total
Balance at December 31, 2017	$1,540
Accretion	(785)
Net reclassification from nonaccretable yield	—
Balance at December 31, 2018	755
Accretion	(382)
Net reclassification from nonaccretable yield	938
Balance at September 30, 2019	$1,311

The following table provides information related to acquired impaired loans by portfolio segment and by class of financing receivable at and for the nine months ended September 30, 2019 (in thousands):

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income recognized
Personal Banking:
Residential mortgage loans	$908	1,516	3	949	78
Home equity loans	739	1,651	16	874	89
Consumer loans	10	40	1	19	11
Total Personal Banking	1,657	3,207	20	1,842	178

Commercial Banking:
Commercial real estate loans	3,415	4,324	2	3,500	201
Commercial loans	78	85	—	78	3
Total Commercial Banking	3,493	4,409	2	3,578	204

Total	$5,150	7,616	22	5,420	382

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

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended September 30, 2019 (in thousands):

	Balance as of September 30, 2019	Current period provision	Charge-offs	Recoveries	Balance as of June 30, 2019
Originated loans
Personal Banking:
Residential mortgage loans	$2,507	(1,361)	(109)	68	3,909
Home equity loans	2,791	(81)	(176)	58	2,990
Consumer finance loans	140	(141)	(59)	74	266
Consumer loans	12,035	3,920	(2,916)	531	10,500
Total Personal Banking	17,473	2,337	(3,260)	731	17,665

Commercial Banking:
Commercial real estate loans	20,215	(1,206)	(261)	720	20,962
Commercial loans	9,729	958	(1,118)	87	9,802
Total Commercial Banking	29,944	(248)	(1,379)	807	30,764
Total originated loans	47,417	2,089	(4,639)	1,538	48,429

Acquired loans
Personal Banking:
Residential mortgage loans	92	41	(81)	28	104
Home equity loans	295	220	(290)	21	344
Consumer loans	554	63	(103)	83	511
Total Personal Banking	941	324	(474)	132	959

Commercial Banking:
Commercial real estate loans	3,622	1,155	(128)	24	2,571
Commercial loans	879	(266)	(33)	30	1,148
Total Commercial Banking	4,501	889	(161)	54	3,719
Total acquired loans	5,442	1,213	(635)	186	4,678

Total	$52,859	3,302	(5,274)	1,724	53,107

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the quarter ended September 30, 2018 (in thousands):

	Balance as of September 30, 2018	Current period provision	Charge-offs	Recoveries	Balance as of June 30, 2018
Originated loans
Personal Banking:
Residential mortgage loans	$4,144	491	(204)	200	3,657
Home equity loans	3,234	(351)	(323)	69	3,839
Consumer finance loans	1,650	(437)	(445)	178	2,354
Consumer loans	11,021	4,023	(3,392)	630	9,760
Total Personal Banking	20,049	3,726	(4,364)	1,077	19,610

Commercial Banking:
Commercial real estate loans	25,694	8,723	(4,820)	772	21,019
Commercial loans	5,730	(3,945)	(914)	80	10,509
Total Commercial Banking	31,424	4,778	(5,734)	852	31,528
Total originated loans	51,473	8,504	(10,098)	1,929	51,138

Acquired loans
Personal Banking:
Residential mortgage loans	102	(70)	(10)	12	170
Home equity loans	408	(173)	(103)	22	662
Consumer loans	444	(448)	(78)	55	915
Total Personal Banking	954	(691)	(191)	89	1,747

Commercial Banking:
Commercial real estate loans	2,876	(532)	(39)	25	3,422
Commercial loans	672	(299)	(71)	17	1,025
Total Commercial Banking	3,548	(831)	(110)	42	4,447
Total acquired loans	4,502	(1,522)	(301)	131	6,194

Total	$55,975	6,982	(10,399)	2,060	57,332

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2019 (in thousands):

	Balance as of September 30, 2019	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2018
Originated loans
Personal Banking:
Residential mortgage loans	$2,507	(991)	(847)	291	4,054
Home equity loans	2,791	36	(536)	107	3,184
Consumer finance loans	140	(561)	(296)	321	676
Other consumer loans	12,035	8,298	(8,196)	1,529	10,404
Total Personal Banking	17,473	6,782	(9,875)	2,248	18,318

Commercial Banking:
Commercial real estate loans	20,215	(2,177)	(4,978)	991	26,379
Commercial loans	9,729	4,769	(2,449)	355	7,054
Total Commercial Banking	29,944	2,592	(7,427)	1,346	33,433
Total originated loans	47,417	9,374	(17,302)	3,594	51,751

Acquired loans
Personal Banking:
Residential mortgage loans	92	50	(97)	56	83
Home equity loans	295	249	(472)	170	348
Other consumer loans	554	131	(173)	177	419
Total Personal Banking	941	430	(742)	403	850

Commercial Banking:
Commercial real estate loans	3,622	1,432	(382)	576	1,996
Commercial loans	879	3,200	(3,059)	121	617
Total Commercial Banking	4,501	4,632	(3,441)	697	2,613
Total acquired loans	5,442	5,062	(4,183)	1,100	3,463

Total	$52,859	14,436	(21,485)	4,694	55,214

The following table provides information related to the allowance for loan losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2018 (in thousands):

	Balance as of September 30, 2018	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2017
Originated loans
Personal Banking:
Residential mortgage loans	$4,144	678	(710)	352	3,824
Home equity loans	3,234	(164)	(866)	192	4,072
Consumer finance loans	1,650	(469)	(2,484)	635	3,968
Other consumer loans	11,021	9,845	(9,192)	1,893	8,475
Total Personal Banking	20,049	9,890	(13,252)	3,072	20,339

Commercial Banking:
Commercial real estate loans	25,694	10,417	(5,702)	1,068	19,911
Commercial loans	5,730	(2,912)	(2,053)	373	10,322
Total Commercial Banking	31,424	7,505	(7,755)	1,441	30,233
Total originated loans	51,473	17,395	(21,007)	4,513	50,572

Acquired loans
Personal Banking:
Residential mortgage loans	102	(38)	(94)	103	131
Home equity loans	408	85	(578)	139	762
Other consumer loans	444	(363)	(209)	126	890
Total Personal Banking	954	(316)	(881)	368	1,783

Commercial Banking:
Commercial real estate loans	2,876	(688)	(147)	162	3,549
Commercial loans	672	149	(448)	80	891
Total Commercial Banking	3,548	(539)	(595)	242	4,440
Total acquired loans	4,502	(855)	(1,476)	610	6,223

Total	$55,975	16,540	(22,483)	5,123	56,795

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at September 30, 2019 (in thousands):

	Total loans receivable	Allowance for loan losses	Nonaccrual loans (1)	Loans 90 days past maturity and accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,896,133	2,599	13,417	—	7,453	565	—
Home equity loans	1,328,173	3,086	7,111	—	1,929	394	26
Consumer finance loans	872	140	1	35	—	—	—
Consumer loans	1,093,421	12,589	4,139	50	—	—	—
Total Personal Banking	5,318,599	18,414	24,668	85	9,382	959	26

Commercial Banking:
Commercial real estate loans	2,812,839	23,837	31,427	—	17,840	1,398	475
Commercial loans	720,579	10,608	9,562	—	3,078	650	170
Total Commercial Banking	3,533,418	34,445	40,989	—	20,918	2,048	645

Total	$8,852,017	52,859	65,657	85	30,300	3,007	671

(1)	Includes $9.1 million of nonaccrual TDRs.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2018 (in thousands):

	Total loans receivable	Allowance for loan losses	Nonaccrual loans (1)	Loans 90 days past maturity and accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,864,470	4,137	15,848	—	5,382	993	—
Home equity loans	1,258,422	3,532	7,075	136	4,502	1,520	4
Consumer finance loans	3,817	676	22	3	—	—	—
Consumer loans	855,896	10,823	4,300	27	—	—	—
Total Personal Banking	4,982,605	19,168	27,245	166	9,884	2,513	4

Commercial Banking:
Commercial real estate loans	2,471,821	28,375	36,935	—	19,859	313	310
Commercial loans	597,013	7,671	8,101	—	3,865	263	74
Total Commercial Banking	3,068,834	36,046	45,036	—	23,724	576	384

Total	$8,051,439	55,214	72,281	166	33,608	3,089	388

(1)	Includes $15.3 million of nonaccrual TDRs.

The following table provides information related to the composition of originated impaired loans by portfolio segment and by class of financing receivable at and for the nine months ended September 30, 2019 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$11,722	1,695	505	6,048	19,970	19,522	608
Home equity loans	5,966	1,145	—	1,595	8,706	8,709	348
Consumer finance loan	1	—	—	—	1	—	—
Consumer loans	3,399	740	—	—	4,139	3,744	180
Total Personal Banking	21,088	3,580	505	7,643	32,816	31,975	1,136

Commercial Banking:
Commercial real estate loans	22,292	9,135	4,897	8,198	44,522	45,828	1,295
Commercial loans	5,741	3,821	397	1,508	11,467	10,099	319
Total Commercial Banking	28,033	12,956	5,294	9,706	55,989	55,927	1,614

Total	$49,121	16,536	5,799	17,349	88,805	87,902	2,750

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

At September 30, 2019, we expect to fully collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent. As a result, we do not consider our purchased credit impaired loans that are 90 days or more delinquent to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at September 30, 2019 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,888,290	7,843	7,843	566	—
Home equity loans	1,326,245	1,928	1,928	394	—
Consumer finance loans	872	—	—	—	—
Consumer loans	1,093,408	13	13	3	—
Total Personal Banking	5,308,815	9,784	9,784	963	—

Commercial Banking:
Commercial real estate loans	2,780,752	32,087	28,375	3,142	3,712
Commercial loans	711,670	8,909	7,453	905	1,456
Total Commercial Banking	3,492,422	40,996	35,828	4,047	5,168

Total	$8,801,237	50,780	45,612	5,010	5,168

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

The following tables provide a roll forward of TDRs for the periods indicated (in thousands):

	For the quarter ended September 30,
	2019		2018
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	183	$31,269	205	$30,662
New TDRs	3	520	7	647
Re-modified TDRs	8	4,773	3	306
Net paydowns	—	(5,668)	—	(1,215)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	—	—	—	—
Commercial real estate loans	—	—	1	(91)
Commercial loans	2	(235)	5	(619)
Paid-off loans:
Residential mortgage loans	—	—	2	(2)
Home equity loans	3	(68)	2	(12)
Commercial real estate loans	3	(289)	2	(360)
Commercial loans	1	(2)	3	(169)
Ending TDR balance:	177	$30,300	197	$29,147
Accruing TDRs		$21,162		$19,370
Non-accrual TDRs		9,138		9,777

	For the nine months ended September 30,
	2019		2018
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	195	$33,608	205	$32,104
New TDRs	5	826	26	6,443
Re-modified TDRs	8	4,773	3	306
Net paydowns	—	(6,454)	—	(3,037)
Charge-offs:
Residential mortgage loans	—	—	1	(135)
Home equity loans	—	—	—	—
Commercial real estate loans	—	—	2	(294)
Commercial loans	2	(235)	6	(1,340)
Paid-off loans:
Residential mortgage loans	4	(180)	4	(257)
Home equity loans	7	(143)	4	(59)
Commercial real estate loans	9	(1,893)	9	(2,183)
Commercial loans	1	(2)	8	(2,401)
Ending TDR balance:	177	$30,300	197	$29,147
Accruing TDRs		$21,162		$19,370
Non-accrual TDRs		9,138		9,777

The following tables provide information related to TDRs (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (in thousands):

	For the quarter ended September 30, 2019				For the nine months ended September 30, 2019
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Personal Banking:
Residential mortgage loans	1	$121	121	8	1	$121	121	8
Home equity loans	1	12	11	2	1	12	11	2
Total Personal Banking	2	133	132	10	2	133	132	10

Commercial Banking:
Commercial real estate loans	8	6,014	5,120	549	9	6,314	5,417	581
Commercial loans	1	55	41	4	2	65	50	5
Total Commercial Banking	9	6,069	5,161	553	11	6,379	5,467	586

Total	11	$6,202	5,293	563	13	$6,512	5,599	596

TDRs modified within the previous twelve months that have subsequently defaulted:
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	$—	—	—
Home equity loans	—	—	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—	—	—

Commercial Banking
Commercial real estate loans	—	—	—	—	2	2,785	2,775	5
Commercial loans	1	134	126	104	2	284	276	104
Total Commercial Banking	1	134	126	104	4	3,069	3,051	109

Total	1	$134	126	104	4	$3,069	3,051	109

A TDR is considered to be in default when a restructured loan is 90 days or more past due.

	For the quarter ended September 30, 2018				For the nine months ended September 30, 2018
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Personal Banking:
Residential mortgage loans	2	$342	342	35	6	$616	612	62
Home equity loans	4	194	193	47	12	511	462	113
Total Personal Banking	6	536	535	82	18	1,127	1,074	175

Commercial Banking:
Commercial real estate loans	3	372	361	42	5	3,255	3,198	97
Commercial loans	1	45	45	5	6	2,367	1,484	21
Total Commercial Banking	4	417	406	47	11	5,622	4,682	118

Total	10	$953	941	129	29	$6,749	5,756	293

During the quarter and nine months ended September 30, 2018, no TDRs modified within the previous twelve months of September 30, 2018, subsequently defaulted.

The following table provides information as of September 30, 2019 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended September 30, 2019 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$—	—	121	—	121
Home equity loans	1	—	—	11	—	11
Total Personal Banking	2	—	—	132	—	132

Commercial Banking:
Commercial real estate loans	8	—	222	4,898	—	5,120
Commercial loans	1	—	—	41	—	41
Total Commercial Banking	9	—	222	4,939	—	5,161

Total	11	$—	222	5,071	—	5,293

The following table provides information as of September 30, 2018 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended September 30, 2018 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	2	$—	—	342	—	342
Home equity loans	4	193	—	—	—	193
Total Personal Banking	6	193	—	342	—	535

Commercial Banking:
Commercial real estate loans	3	—	—	361	—	361
Commercial loans	1	—	—	45	—	45
Total Commercial Banking	4	—	—	406	—	406

Total	10	$193	—	748	—	941

The following table provides information as of September 30, 2019 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the nine months ended September 30, 2019 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$—	—	121	—	121
Home equity loans	1	—	—	11	—	11
Total Personal Banking	2	—	—	132	—	132

Commercial Banking:
Commercial real estate loans	9	—	519	4,898	—	5,417
Commercial loans	2	—	—	50	—	50
Total Commercial Banking	11	—	519	4,948	—	5,467

Total	13	$—	519	5,080	—	5,599

The following table provides information as of September 30, 2018 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the nine months ended September 30, 2018 (in thousands):

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

During the nine months ended September 30, 2019, eight commercial banking TDRs were re-modified. During the nine months ended September 30, 2018, three commercial banking TDRs were re-modified.

The following table provides information related to loan payment delinquencies at September 30, 2019 (in thousands):

	30-59 Days delinquent	60-89 Days delinquent	90 Days or greater delinquent	Total delinquency	Current	Total loans receivable	90 Days or greater delinquent and accruing (1)
Originated loans
Personal Banking:
Residential mortgage loans	$1,171	5,185	10,116	16,472	2,792,485	2,808,957	—
Home equity loans	3,407	1,724	4,875	10,006	1,059,900	1,069,906	—
Consumer finance loans	98	43	1	142	730	872	—
Consumer loans	7,221	2,557	3,190	12,968	1,040,188	1,053,156	—
Total Personal Banking	11,897	9,509	18,182	39,588	4,893,303	4,932,891	—

Commercial Banking:
Commercial real estate loans	3,745	835	15,534	20,114	2,353,940	2,374,054	—
Commercial loans	182	519	4,658	5,359	655,928	661,287	—
Total Commercial Banking	3,927	1,354	20,192	25,473	3,009,868	3,035,341	—
Total originated loans	15,824	10,863	38,374	65,061	7,903,171	7,968,232	—

Acquired loans
Personal Banking:
Residential mortgage loans	65	135	1,700	1,900	85,276	87,176	94
Home equity loans	1,367	379	1,091	2,837	255,430	258,267	—
Consumer loans	278	32	210	520	39,745	40,265	1
Total Personal Banking	1,710	546	3,001	5,257	380,451	385,708	95

Commercial Banking:
Commercial real estate loans	1,563	1,058	6,758	9,379	429,406	438,785	—
Commercial loans	180	70	1,083	1,333	57,959	59,292	—
Total Commercial Banking	1,743	1,128	7,841	10,712	487,365	498,077	—
Total acquired loans	3,453	1,674	10,842	15,969	867,816	883,785	95

Total loans	$19,277	12,537	49,216	81,030	8,770,987	8,852,017	95

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

The following table sets forth information about credit quality indicators as of September 30, 2019 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans
Personal Banking:
Residential mortgage loans	$2,801,228	—	7,729	—	—	2,808,957
Home equity loans	1,064,182	—	5,724	—	—	1,069,906
Consumer finance loans	872	—	—	—	—	872
Consumer loans	1,049,270	—	3,886	—	—	1,053,156
Total Personal Banking	4,915,552	—	17,339	—	—	4,932,891

Commercial Banking:
Commercial real estate loans	2,209,327	63,051	101,495	181	—	2,374,054
Commercial loans	588,924	35,299	36,949	115	—	661,287
Total Commercial Banking	2,798,251	98,350	138,444	296	—	3,035,341
Total originated loans	7,713,803	98,350	155,783	296	—	7,968,232

Acquired loans
Personal Banking:
Residential mortgage loans	85,849	—	1,327	—	—	87,176
Home equity loans	256,748	—	1,519	—	—	258,267
Consumer loans	39,888	—	377	—	—	40,265
Total Personal Banking	382,485	—	3,223	—	—	385,708

Commercial Banking:
Commercial real estate loans	391,698	6,329	40,758	—	—	438,785
Commercial loans	51,074	2,367	5,851	—	—	59,292
Total Commercial Banking	442,772	8,696	46,609	—	—	498,077
Total acquired loans	825,257	8,696	49,832	—	—	883,785

Total loans	$8,539,060	107,046	205,615	296	—	8,852,017

The following table sets forth information about credit quality indicators as of December 31, 2018 (in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans
Personal Banking:
Residential mortgage loans	$2,749,266	—	9,853	—	—	2,759,119
Home equity loans	1,038,245	—	5,633	—	—	1,043,878
Consumer finance loans	3,817	—	—	—	—	3,817
Consumer loans	804,075	—	3,921	—	—	807,996
Total Personal Banking	4,595,403	—	19,407	—	—	4,614,810

Commercial Banking:
Commercial real estate loans	2,062,728	91,142	95,148	—	—	2,249,018
Commercial loans	503,665	15,760	29,932	—	—	549,357
Total Commercial Banking	2,566,393	106,902	125,080	—	—	2,798,375
Total originated loans	7,161,796	106,902	144,487	—	—	7,413,185

Acquired loans
Personal Banking:
Residential mortgage loans	92,625	—	1,157	—	—	93,782
Home equity loans	213,273	—	1,271	—	—	214,544
Consumer loans	58,954	—	515	—	—	59,469
Total Personal Banking	364,852	—	2,943	—	—	367,795

Commercial Banking:
Commercial real estate loans	191,622	3,546	27,635	—	—	222,803
Commercial loans	35,397	3,521	8,738	—	—	47,656
Total Commercial Banking	227,019	7,067	36,373	—	—	270,459
Total acquired loans	591,871	7,067	39,316	—	—	638,254

Total	$7,753,667	113,969	183,803	—	—	8,051,439

(6)	Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Amortizable intangible assets:
Core deposit intangibles - gross	$63,685	63,685
Acquisitions	7,498	—
Less: accumulated amortization	(49,487)	(45,027)
Core deposit intangibles - net	21,696	18,658
Customer and Contract intangible assets - gross	10,474	10,474
Less: accumulated amortization	(9,760)	(9,311)
Customer and Contract intangible assets - net	714	1,163
Total intangible assets - net	$22,410	19,821

The following table shows the actual aggregate amortization expense for the quarters ended September 30, 2019 and 2018, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended September 30, 2019	$1,702
For the quarter ended September 30, 2018	1,462
For the nine months ended September 30, 2019	4,909
For the nine months ended September 30, 2018	4,502
For the year ending December 31, 2019	6,495
For the year ending December 31, 2020	5,669
For the year ending December 31, 2021	4,572
For the year ending December 31, 2022	3,572
For the year ending December 31, 2023	2,695
For the year ending December 31, 2024	2,010

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2017	$307,420
Goodwill from acquisition	—
Balance at December 31, 2018	307,420
Goodwill from acquisition	37,300
Balance at September 30, 2019	$344,720

We performed our annual goodwill impairment test as of June 30, 2019 in accordance with ASC 350, as updated by ASU 2017-04, ("Step 0") and concluded that goodwill was not impaired. As of September 30, 2019, there were no events or changes in circumstances that would cause us to update that goodwill impairment test.

(7)    Borrowed Funds

(a)    Borrowings

Borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB"), are secured by our residential first mortgage and other qualifying loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB carries a commitment of $250.0 million. The rate is adjusted daily by the FHLB, and any borrowings on this line may be repaid at any time without penalty. At September 30, 2019 and December 31, 2018, the balance of the revolving line of credit was $172.2 million and $128.6 million, respectively.

At September 30, 2019 and December 31, 2018, collateralized borrowings due within one year were $83.1 million and $105.8 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB.

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

The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities.  Northwest Bancorp Capital Trust III holds $51,547,000 of the Company’s junior subordinated debentures due December 30, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at September 30, 2019 was 3.48%. Northwest Bancorp Statutory Trust IV holds $51,547,000 of the Company’s junior subordinated debentures due December 15, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at September 30, 2019 was 3.50%. LNB Trust II holds $8,119,000 of the Company's junior subordinated debentures due June 15, 2037, with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.48%. The rate in effect at September 30, 2019 was 3.60%.

As a result of the merger with DFSC, we acquired two additional statutory business trusts: Union National Capital Trust I ("UNCT I") and Union National Capital Trust II ("UNCT II"); both are Delaware statutory business trusts. At September 30, 2019, UNCT I had 8,000 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $8,000,000) with a stated maturity of December 19, 2034. These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 2.85%. At September 30, 2019, UNCT II had 3,000 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $3,000,000) with a stated maturity of October 14, 2034. These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 2.00%. The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures held by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities. UNCT I holds $8,248,000 of junior subordinated debentures and UNCT II holds $3,093,000 of junior subordinated debentures. These subordinated debentures are the sole assets of the Trusts. As the shareholders of the trust preferred securities are the primary beneficiaries of the Trusts, the Trusts are not consolidated in our financial statements.

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

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At September 30, 2019, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $39.6 million, of which $32.8 million is fully collateralized. At September 30, 2019, we had a liability, which represents deferred income, of $331,000 related to the standby letters of credit.

(9)    Earnings Per Share

 Basic earnings per common share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All stock options outstanding during the quarter ended September 30, 2019 and 2018 were included in the computation of diluted earnings per share because the stock options’ exercise price was less than the average market price of the common shares of $16.69 and $18.01, respectively. All stock options outstanding during the nine months ended September 30, 2019 and 2018 were included in the computation of diluted earnings per share because the stock options' exercise price was less than the average market price of the common shares of $17.19 and $17.30, respectively.

The following table sets forth the computation of basic and diluted EPS (in thousands, except share data and per share amounts):

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income available to common shareholders	$33,414	27,740	84,841	79,024

Weighted average common shares outstanding	105,517,707	102,334,954	104,626,560	101,937,338
Dilutive potential shares due to effect of stock options	752,837	1,607,741	1,055,055	1,566,731
Total weighted average common shares and dilutive potential shares	106,270,544	103,942,695	105,681,615	103,504,069

Basic earnings per share	$0.32	0.27	0.81	0.78

Diluted earnings per share	$0.31	0.27	0.80	0.76

(10)    Pension and Other Post-retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended September 30,
	Pension benefits		Other post-retirement benefits
	2019	2018	2019	2018
Service cost	$1,487	1,716	—	—
Interest cost	1,839	1,678	13	14
Expected return on plan assets	(2,759)	(2,992)	—	—
Amortization of prior service cost	(581)	(581)	—	—
Amortization of the net loss	856	872	17	24
Net periodic cost	$842	693	30	38

	Nine months ended September 30,
	Pension benefits		Other post-retirement benefits
	2019	2018	2019	2018
Service cost	$4,462	5,148	—	—
Interest cost	5,515	5,034	39	41
Expected return on plan assets	(8,278)	(8,976)	—	—
Amortization of prior service cost	(1,742)	(1,742)	—	—
Amortization of the net loss	2,568	2,617	51	73
Net periodic cost	$2,525	2,081	90	114

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

The carrying amounts reported in the consolidated statement of financial condition approximate fair value for the following financial instruments: cash and cash equivalents, marketable securities available-for-sale, accrued interest receivable, interest rate lock commitments, forward commitments, interest rate swaps, savings and checking deposits and accrued interest payable.

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

Loans held-for-sale

The estimated fair value of loans held-for-sale is based on market bids obtained from potential buyers.

Loans held for investment

The fair value of the loans held of investment is estimated using a discounted cash flow analysis that utilizes interest rates currently being offered for similar loans adjusted for liquidity and credit risk.

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

Interest rate lock commitments and forward commitments

The fair value of interest rate lock commitments is based on the value of underlying loans held-for-sale which is based on quoted prices for similar loans in the secondary market.  This value is then adjusted based on the probability of the loan closing (i.e. the “pull-through” amount, a significant unobservable input).  The fair value of forward sale commitments is based on quoted prices from the secondary market based on the settlement date of the contracts.

Cash flow hedges, interest rate and foreign exchange swap agreements

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

Off-balance sheet financial instruments

These financial instruments generally are not sold or traded and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At September 30, 2019 and December 31, 2018, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at September 30, 2019 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$107,602	107,602	107,602	—	—
Securities available-for-sale	807,823	807,823	—	807,823	—
Securities held-to-maturity	18,958	19,237	—	19,237	—
Loans receivable, net	8,790,299	8,693,690	—	—	8,693,690
Residential mortgage loans held-for-sale	8,859	8,859	—	—	8,859
Accrued interest receivable	27,069	27,069	27,069	—	—
Interest rate lock commitments	505	505	—	—	505
Forward commitments	215	215	—	215	—
Interest rate swaps	26,181	26,181	—	26,181	—
FHLB stock	21,401	21,401	—	—	—
Total financial assets	$9,808,912	9,712,582	134,671	853,456	8,703,054

Financial liabilities:
Savings and checking deposits	$7,048,049	7,048,049	7,048,049	—	—
Time deposits	1,633,451	1,644,309	—	—	1,644,309
Borrowed funds	255,257	255,260	255,260	—	—
Junior subordinated debentures	121,787	116,872	—	—	116,872
Interest rate swaps	26,257	26,257	—	26,257	—
Accrued interest payable	1,314	1,314	1,314	—	—
Total financial liabilities	$9,086,115	9,092,061	7,304,623	26,257	1,761,181

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the consolidated statement of financial condition at December 31, 2018 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$68,789	68,789	68,789	—	—
Securities available-for-sale	801,450	801,450	—	801,450	—
Securities held-to-maturity	22,765	22,446	—	22,446	—
Loans receivable, net	7,996,225	7,845,313	—	—	7,845,313
Residential mortgage loans held-for-sale	—	—	—	—	—
Accrued interest receivable	24,490	24,490	24,490	—	—
Interest rate swaps	6,445	6,445	—	6,445	—
FHLB stock	15,635	15,635	—	—	—
Total financial assets	$8,935,799	8,784,568	93,279	830,341	7,845,313

Financial liabilities:
Savings and checking accounts	$6,489,338	6,489,338	6,489,338	—	—
Time deposits	1,404,841	1,434,410	—	—	1,434,410
Borrowed funds	234,389	234,389	234,389	—	—
Junior subordinated debentures	111,213	102,572	—	—	102,572
Interest rate swaps	6,445	6,445	—	6,445	—
Accrued interest payable	744	744	744	—	—
Total financial liabilities	$8,246,970	8,267,898	6,724,471	6,445	1,536,982

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both September 30, 2019 and December 31, 2018.  There were no transfers of financial instruments between Level 1 and Level 2 during the quarter ended September 30, 2019.
     The following table represents assets and liabilities measured at fair value on a recurring basis at September 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	14,965	—	14,965
Government sponsored enterprises	—	119,833	—	119,833
States and political subdivisions	—	29,390	—	29,390
Corporate	—	918	—	918
Total debt securities	—	165,106	—	165,106

Residential mortgage-backed securities:
GNMA	—	24,715	—	24,715
FNMA	—	86,858	—	86,858
FHLMC	—	53,209	—	53,209
Non-agency	—	506	—	506
Collateralized mortgage obligations:
GNMA	—	144,829	—	144,829
FNMA	—	200,873	—	200,873
FHLMC	—	131,727	—	131,727
Total mortgage-backed securities	—	642,717	—	642,717

Interest rate lock commitments	—	—	505	505
Forward commitments	—	215	—	215
Interest rate swaps	—	26,181	—	26,181
Total assets	$—	834,219	505	834,724

Interest rate swaps	$—	26,257	—	26,257
Total liabilities	$—	26,257	—	26,257

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	14,780	—	14,780
Government sponsored enterprises	—	187,335	—	187,335
States and political subdivisions	—	21,163	—	21,163
Corporate	—	914	—	914
Total debt securities	—	224,192	—	224,192

Residential mortgage-backed securities:
GNMA	—	27,041	—	27,041
FNMA	—	73,196	—	73,196
FHLMC	—	51,621	—	51,621
Non-agency	—	528	—	528
Collateralized mortgage obligations:
GNMA	—	52,331	—	52,331
FNMA	—	207,033	—	207,033
FHLMC	—	165,508	—	165,508
Total mortgage-backed securities	—	577,258	—	577,258

Interest rate swaps	—	6,445	—	6,445
Total assets	$—	807,895	—	807,895

Interest rate swaps	$—	6,445	—	6,445
Total liabilities	$—	6,445	—	6,445

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	For the quarter ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Beginning balance	$—	—	—	—
Total gains or losses
Included in earnings	—	—	—	—
Purchases	505	—	505	—
Sales	—	—	—	—
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—
Ending balance	$505	—	505	—

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment, real estate owned, and mortgage servicing rights.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of September 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans measured for impairment	$—	—	40,603	40,603
Real estate owned	—	—	1,237	1,237
Total assets	$—	—	41,840	41,840

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans measured for impairment	$—	—	40,333	40,333
Real estate owned, net	—	—	2,498	2,498
Total assets	$—	—	42,831	42,831

 Impaired loans - A loan is considered to be impaired as described in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2018 Annual Report on Form 10-K. We classify loans individually evaluated for impairment that require a specific reserve as nonrecurring Level 3.

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2019 (in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans measured for impairment	$40,603	Appraisal value (1)	Estimated cost to sell	10.0%
		Discounted cash flow	Discount rate	4.25% to 11.0% (7.50%)

Real estate owned	$1,237	Appraisal value (1)	Estimated cost to sell	10.0%

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

We enter into interest rate lock commitments for residential mortgage loans which commit us to lend funds to a potential borrower at a specific interest rate within a specified period of time.  Interest rate lock commitments that relate to the origination of mortgage loans that will be held-for-sale are considered derivative financial instruments under applicable accounting guidance.  Interest rate lock commitments on loans held-for-sale are carried at fair value in other assets on the consolidated statement of financial condition. Northwest sells loans to the secondary market on a mandatory or best efforts basis.  The loans sold on a mandatory basis commit us to deliver a specific principal amount of mortgage loans to an investor at a specified price, by a specified date, or the commitment must be paired off. These forward commitments entered into on a mandatory delivery basis meet the definition of a derivative financial instrument. All closed loans to be sold on a mandatory delivery basis are classified as held-for-sale on the consolidated statement of financial condition. Changes to the fair value of the interest rate lock commitments and the forward commitments are recorded in mortgage banking income in the consolidated statements of income.

The following table presents information regarding our derivative financial instruments for the periods indicated (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At September 30, 2019
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$317,086	26,181	317,086	26,257
Interest rate lock commitments	25,331	505	—	—
Forward commitments	7,907	215	—	—
Total derivatives	$350,324	26,901	317,086	26,257

At December 31, 2018
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$221,919	6,445	221,919	6,445
Total derivatives	$221,919	6,445	221,919	6,445

The following table presents income or expense recognized on derivatives for the periods indicated (in thousands):

	For the quarter ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Hedging derivatives:
Increase in interest expense	$—	257	—	857

Non-hedging swap derivatives:
Decrease in other income	(125)	—	(195)	(288)
Increase in mortgage banking income	720	—	720	—

(13)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of September 30, 2019, we have not accrued for any legal proceedings based on our analysis of currently available information which is subject to significant judgment and a variety of assumptions and uncertainties.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

During the year-ended December 31, 2018, Northwest and our subsidiary, Northwest Insurance Services (“NWIS”), were involved in a lawsuit against, among others, First National Bank of Pennsylvania (“FNB”) and their insurance subsidiary, First National Insurance Agency, LLC (“FNIA”). All counterclaims against Northwest were discontinued and, on December 21, 2018, a verdict was rendered in favor of NWIS on several of its claims. Post-trial proceedings have concluded with the verdict affirmed and attorneys’ fees awarded.  An appeal has been filed with the Pennsylvania Superior Court.  Due to the inherent uncertainties with respect to these proceedings, we have not accrued any awards associated with this verdict within our consolidated financial statements as of September 30, 2019.

(14)    Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income/(loss) by component for the periods indicated (in thousands):

	For the quarter ended September 30, 2019
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of June 30, 2019	$3,227	—	(32,446)	(29,219)

Other comprehensive income before reclassification adjustments (1)	1,315	—	—	1,315
Amounts reclassified from accumulated other comprehensive income (2), (3)	(1)	—	208	207

Net other comprehensive income	1,314	—	208	1,522

Balance as of September 30, 2019	$4,541	—	(32,238)	(27,697)

	For the quarter ended September 30, 2018
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of June 30, 2018	$(10,693)	(266)	(32,134)	(43,093)

Other comprehensive income/(loss) before reclassification adjustments (4), (5)	(1,970)	192	—	(1,778)
Amounts reclassified from accumulated other comprehensive income (6), (7)	(44)	—	226	182

Net other comprehensive income/(loss)	(2,014)	192	226	(1,596)

Balance as of September 30, 2018	$(12,707)	(74)	(31,908)	(44,689)

(1)	Consists of unrealized holding loss, net of tax of $(525).

(2)	Consists of realized gain on securities (gain on sales of investments, net) of $(1), net of tax (income tax expense) of $0.

(3)
Consists of amortization of prior service cost (compensation and employee benefits) of $(581) and amortization of net loss (compensation and employee benefits) of $890, net of tax (income tax expense) of $(83).

(4)	Consists of unrealized holding gain, net of tax $788.

(5)	Change in fair value of interest rate swaps, net of tax $(51).

(6)	Consists of realized gains on securities (gain on sales of investments, net) of $61, net of tax (income tax expense) of $17.

(7)
Consists of amortization of prior service cost (compensation and employee benefits) of $581 and amortization of net loss (compensation and employee benefits) of $(897), net of tax (income tax expense) of $(90).

	For the nine months ended September 30, 2019
	Unrealized gains on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2018	$(6,832)	—	(32,864)	(39,696)

Other comprehensive income before reclassification adjustments (1)	11,376	—	—	11,376
Amounts reclassified from accumulated other comprehensive income (2), (3)	(3)	—	626	623

Net other comprehensive income	11,373	—	626	11,999

Balance as of September 30, 2019	$4,541	—	(32,238)	(27,697)

	For the nine months ended September 30, 2018
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2017	$(4,409)	(691)	(26,980)	(32,080)

Reclassification due to adoption of ASU No. 2018-02	(991)	(149)	(5,606)	(6,746)

Other comprehensive income/(loss) before reclassification adjustments (4), (5)	(7,169)	766	—	(6,403)
Amounts reclassified from accumulated other comprehensive income (6), (7)	(138)	—	678	540

Net other comprehensive income/(loss)	(7,307)	766	678	(5,863)

Balance as of September 30, 2018	$(12,707)	(74)	(31,908)	(44,689)

(1)	Consists of unrealized holding loss, net of tax of $(4,549).

(2)	Consists of realized gain on securities (gain on sales of investments, net) of $(1), net of tax (income tax expense) of $1.

(3)
Consists of amortization of prior service cost (compensation and employee benefits) of $(1,742), and amortization of net loss (compensation and employee benefits) of $2,669, net of tax (income tax expense) of $(250).

(4)	Consists of unrealized holding gain, net of tax of $2,869.

(5)	Change in fair value of interest rate swaps, net of tax of $(204).

(6)	Consists of realized gains on securities (gain on sales of investments, net) of $192, net of tax (income tax expense) of $54.

(7)
Consists of amortization of prior service cost (compensation and employee benefits) of $1,742 and amortization of net loss (compensation and employee benefits) of $(2,691), net of tax (income tax expense) of $(271).

(15)    Subsequent events

The Company previously announced that it has entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between the Company and MutualFirst Financial, Inc. (“MutualFirst Financial”). Pursuant to the Merger Agreement, MutualFirst Financial will merge with and into the Company, with the Company as the surviving entity. Immediately thereafter, MutualBank, the wholly owned subsidiary of MutualFirst Financial, will merge with and into Northwest Bank, the wholly owned subsidiary of the Company, with Northwest Bank as the surviving entity.

Under the terms of the Merger Agreement, each share of common stock of MutualFirst Financial will be converted into the right to receive 2.4 shares of the Company’s common stock, for total consideration valued at approximately $346 million, or $39.89 per share based on the Company's 15-day volume weighted average closing stock pricing ending on October 23, 2019.

The transaction has been approved by the Boards of Directors of the Company and MutualFirst Financial. Completion of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of stockholders of MutualFirst Financial.

As of September 30, 2019, MutualFirst Financial has total assets of $2.074 billion (unaudited) and net income of $17.1 million (unaudited) for the nine months ended September 30, 2019.

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

Total assets at September 30, 2019 were $10.580 billion, an increase of $972.7 million, or 10.1%, from $9.608 billion at December 31, 2018.  This increase in assets was due primarily to the addition of $627.4 million, at fair value, of assets related to the UCB acquisition and organic loan growth of $392.7 million.

Total loans receivable increased by $800.6 million, or 9.9%, to $8.852 billion at September 30, 2019, from $8.051 billion at December 31, 2018. This increase was due primarily to the addition of $407.8 million, at fair value, of loans related to the UCB acquisition. Additionally, originated loans receivable increased by $392.7 million, or 4.9% .

     Total deposits increased by $787.3 million, or 10.0%, to $8.682 billion at September 30, 2019 from $7.894 billion at December 31, 2018 primarily due to the addition of $479.4 million of deposits, at fair value, related to the UCB acquisition. In addition, legacy total deposits increased by $307.9 million, or 3.9%, with increases across all deposit products except for a slight decrease in savings deposits. Legacy interest-bearing demand deposits increased by $132.9 million, or 9.1%, to $1.588 billion at September 30, 2019 from $1.455 billion at December 31, 2018. These increases are due primarily to our continued efforts to attract low cost accounts to whom we can also cross-sell other products and services. Legacy money market deposits also increased $166.4 million, or 10.0%, to $1.828 billion at September 30, 2019 from $1.662 billion at December 31, 2018, and legacy time deposits grew $108.1 million, or 7.7%, to $1.513 billion at September 30, 2019 from $1.405 billion at December 31, 2018.

Total shareholders’ equity at September 30, 2019 was $1.352 billion, or $12.67 per share, an increase of $94.1 million, or 7.5%, from $1.258 billion, or $12.17 per share, at December 31, 2018.  This increase in equity was primarily the result of the issuance of 2,462,373 shares of our common stock at $17.58 per share for the UCB acquisition as well as the result of net income of $84.8 million for the nine months ended September 30, 2019. Partially offsetting this increase was the payment of cash dividends of $57.0 million for the nine months ended September 30, 2019.

Regulatory Capital

Financial institutions and their holding companies are subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct, material effect on a company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting guidelines. Capital amounts and classifications are also subject to qualitative judgments made by the regulators about components, risk-weighting and other factors.

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

	At September 30, 2019
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,286,503	15.399%	$877,231	10.500%	$835,458	10.000%
Northwest Bank	1,225,458	14.678%	876,646	10.500%	834,901	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,233,644	14.766%	710,140	8.500%	668,367	8.000%
Northwest Bank	1,171,628	14.033%	709,666	8.500%	667,921	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,115,536	13.352%	584,821	7.000%	543,048	6.500%
Northwest Bank	1,171,628	14.033%	584,431	7.000%	542,686	6.500%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,233,644	11.793%	418,433	4.000%	523,041	5.000%
Northwest Bank	1,171,628	11.270%	415,849	4.000%	519,812	5.000%
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

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at September 30, 2019 was 9.2%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At September 30, 2019, Northwest had $3.190 billion of additional borrowing capacity available with the FHLB, including $250.0 million on an overnight line of credit, which had a balance of $172.2 million, as well as $43.9 million of borrowing capacity available with the Federal Reserve Bank and $80.0 million with two correspondent banks.

Dividends

We paid $19.2 million and $17.5 million in cash dividends during the quarters ended September 30, 2019 and 2018, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) was 58.1% and 63.0% for the quarters ended September 30, 2019 and 2018, respectively, on dividends of $0.18 per share for the quarter ended September 30, 2019 and on dividends of $0.17 per share for the quarter ended September 30, 2018. We paid $57.0 million and $52.4 million in cash dividends during the nine months ended September 30, 2019 and 2018, respectively. The common stock dividend payout ratio was 67.5% and 67.1% for the nine months ended September 30, 2019 and 2018, respectively, on dividends of $0.54 per share for the nine months ended September 30, 2019 and on dividends of $0.51 per share for the nine months ended September 30, 2018. On October 21, 2019, the Board of Directors declared a cash dividend of $0.18 per share payable on November 15, 2019 to shareholders of record as of November 1, 2019. This represents the 100th consecutive quarter we have paid a cash dividend.

Nonperforming Assets

The following table sets forth information with respect to nonperforming assets.  Nonaccrual loans are those loans on which the accrual of interest has ceased.  Generally, when a loan is 90 days past due, we fully reverse all accrued interest thereon and cease to accrue interest thereafter.  Exceptions are made for loans that have contractually matured, are in the process of being modified to extend the maturity date and are otherwise current as to principal and interest and well-secured loans that are in the process of collection. Loans may also be placed on nonaccrual before they reach 90 days past due if conditions exist that call into question our ability to collect all contractual interest.  Other nonperforming assets represent property acquired through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value less estimated costs to sell or the principal balance of the related loan.

	September 30, 2019	December 31, 2018
	(in thousands)
Loans 90 days or more delinquent
Residential mortgage loans	$11,816	12,985
Home equity loans	5,966	6,037
Consumer finance loans	1	—
Consumer loans	3,400	3,254
Commercial real estate loans	22,292	25,587
Commercial loans	5,741	3,010
Total loans 90 days or more delinquent	$49,216	50,873
Total real estate owned, net (REO)	1,237	2,498
Total loans 90 days or more delinquent and REO	50,453	53,371
Total loans 90 days or more delinquent to net loans receivable	0.56%	0.64%
Total loans 90 days or delinquent and REO to total assets	0.48%	0.56%
Nonperforming loans:
Nonaccrual loans - loans 90 days or more delinquent	49,121	50,730
Nonaccrual loans - loans less than 90 days delinquent	16,536	21,552
Loans 90 days or more past maturity and still accruing	85	166
Total nonperforming loans	65,742	72,448
Total nonperforming assets	$66,979	74,946
Nonaccrual TDR loans (1)	9,138	15,306
Accruing TDR loans	21,162	18,302
Total TDR loans	$30,300	33,608

(1)	Included in nonaccurual loans above.

At September 30, 2019, we expect to fully collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent. As a result, we do not consider these loans that are 90 days or more delinquent, which total $95,000, to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement including both contractual principal and interest payments.  The amount of impairment is required to be measured using one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, a specific allowance is allocated for the impairment. Impaired loans at September 30, 2019 and December 31, 2018 were $88.8 million and $98.3 million, respectively.

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses, which the ALL Committee assesses regularly for appropriateness.  As part of the analysis as of September 30, 2019, we considered the economic conditions in our markets, such as unemployment and bankruptcy levels as well as changes in estimates of real estate collateral values, and no material changes in methodology were determined to be necessary. In addition, we considered the overall trends in asset quality, specific reserves needed and/or already established for criticized loans, historical loss rates and collateral valuations. The ALL decreased by $2.4 million, or 4.3%, to $52.9 million, or 0.60% of total loans at September 30, 2019 from $55.2 million, or 0.69% of total loans, at December 31, 2018. This decrease is due primarily to the write down of $4.0 million on a residential land development loan in our Western New York region which was previously fully reserved. Partially offsetting this decrease was an increase in substandard loans of $21.8 million, or 11.9%, slightly offset by the decrease in loans classified as special mention of $6.9 million, or 6.1%. Loans classified as substandard increased to $205.6 million at September 30, 2019 from $183.8 million at December 31, 2018. Loans classified as special mention decreased to $107.0 million at September 30, 2019 from $114.0 million at December 31, 2018.

We also consider how the levels of non-accrual loans and historical charge-offs have influenced the required amount of allowance for loan losses.  Nonaccrual loans of $65.7 million, or 0.74% of total loans receivable at September 30, 2019, decreased by $6.624 million, or 9.2%, from $72.3 million, or 0.90% of total loans receivable, at December 31, 2018. As a percentage of average loans, annualized net charge-offs increased to 0.26% for the nine months ended September 30, 2019 compared to 0.28% for the year ended December 31, 2018.

Comparison of Operating Results for the Quarters Ended September 30, 2019 and 2018

Net income for the quarter ended September 30, 2019 was $33.4 million, or $0.31 per diluted share, an increase of $5.7 million, or 20.5%, from net income of $27.7 million, or $0.27 per diluted share, for the quarter ended September 30, 2018. The increase in net income resulted from an increase in net interest income of $5.1 million, or 6.0%, a decrease in the provision for loan losses of $3.7 million or 52.7% and an increase in noninterest income of $3.6 million, or 16.0%. Partially offsetting these improvements was an increase in noninterest expense of $4.0 million, or 6.0% and an increase in income tax expense of $2.8 million, or 39.2%. Net income for the quarter ended September 30, 2019 represents annualized returns on average equity and average assets of 9.90% and 1.25%, respectively, compared to 8.93% and 1.15% for the same quarter last year. A further discussion of notable changes follows.

Interest Income

Total interest income increased by $11.3 million, or 11.8%, to $106.9 million for the quarter ended September 30, 2019 from $95.6 million for the quarter ended September 30, 2018. This increase is attributed to increases in both the average balance and average yield on interest earning assets. The average yield earned on interest earning assets increased to 4.39% for the quarter ended September 30, 2019 from 4.31% for the quarter ended September 30, 2018 due to increases in market interest rates over the past year before the Federal Reserve started its recent interest rate easing strategy. Additionally, the average balance of interest earning assets increased by $845.3 million, or 9.6%, to $9.651 billion for the quarter ended September 30, 2019 from $8.806 billion for the quarter ended September 30, 2018 due primarily to internal loan growth as well as the acquisition of UCB.

Interest income on loans receivable increased by $10.4 million, or 11.4%, to $101.1 million for the quarter ended September 30, 2019 from $90.7 million for the quarter ended September 30, 2018. This increase is attributed to increases in both the average balance and average yield on loans receivable. The average balance increased by $819.2 million, or 10.3%, to $8.747 billion for the quarter ended September 30, 2019 from $7.927 billion for the quarter ended September 30, 2018. This increase is due to organic loan growth of $451.2 million during the last twelve months as well as loans acquired of $407.8 million from UCB. Additionally, the average yield on loans receivable increased to 4.59% for the quarter ended September 30, 2019 from 4.54% for the quarter ended September 30, 2018 primarily as a result of the increases in market interest rates last year.

Interest income on mortgage-backed securities increased by $616,000, or 17.2%, to $4.2 million for the quarter ended September 30, 2019 from $3.6 million for the quarter ended September 30, 2018. This increase is attributed to increases in both the average balance and the average yield on mortgage-backed securities. The average yield on mortgage-backed securities increased to 2.61% for the quarter ended September 30, 2019 from 2.39% for the quarter ended September 30, 2018 due to the purchase of fixed-rate mortgage-backed securities, including the UCB portfolio, with yields higher than the existing Northwest portfolio. The average balance of mortgage-backed securities increased by $42.5 million, or 7.1%, to $641.1 million for the quarter ended September 30, 2019 from $598.6 million for the quarter ended September 30, 2018 primarily as a result of investment securities received as part of the UCB acquisition.

Interest income on investment securities increased by $89,000, or 8.7%, to $1.1 million for the quarter ended September 30, 2019 from $1.0 million for the quarter ended September 30, 2018. This increase is attributed to an increase in the average yield on investment securities which increased to 2.03% for the quarter ended September 30, 2019 from 1.67% for the quarter ended September 30, 2018 due to the addition of higher yielding investments, including municipal bonds, from the UCB acquisition. Partially offsetting this increase was a decrease in the average balance of investment securities of $25.6 million, or 10.5% to $218.8 million for the quarter ended September 30, 2019 from $244.3 million for the quarter ended September 30, 2018. This decrease is due primarily to the maturity or call of government agency securities.

Dividends on FHLB stock increased by $188,000, or 158.0%, to $307,000 for the quarter ended September 30, 2019 from $119,000 for the quarter ended September 30, 2018. This increase is attributable to increases in both the average balance and average yield on FHLB stock. The average yield increased to 7.47% for the quarter ended September 30, 2019 from 4.81% for the quarter ended September 30, 2018, as the FHLB of Pittsburgh recently increased yields on required stock purchases for active members. Additionally, the average balance increased by $6.5 million, or 66.0%, to $16.3 million for the quarter ended September 30, 2019 from $9.8 million for the quarter ended September 30, 2018. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits remained relatively flat, increasing by just $10,000, or 6.2%, to $172,000 for the quarter ended September 30, 2019 from $162,000 for the quarter ended September 30, 2018. The average balance of interest-earning deposits increased by $2.8 million, or 10.6%, to $28.8 million for the quarter ended September 30, 2019 from $26.1 million for the quarter ended September 30, 2018, which was offset by the decrease in the average yield on interest-earning deposits to 2.33% for the quarter ended September 30, 2019 from 2.43% for the quarter ended September 30, 2018 as the Federal Reserve recently started decreasing their targeted federal funds rate.

Interest Expense

Interest expense increased by $6.1 million, or 62.8%, to $15.9 million for the quarter ended September 30, 2019 from $9.8 million for the quarter ended September 30, 2018. This increase in interest expense was primarily due to an increase in the average cost of interest-bearing liabilities, which increased to 0.89% for the quarter ended September 30, 2019 from 0.60% for the quarter ended September 30, 2018. This increase resulted from increases in the interest rate paid on deposits and borrowed funds in response to increases in market interest rates last year. In addition, the average balance of interest-bearing liabilities increased by $633.5 million, or 9.8%, to $7.097 billion for the quarter ended September 30, 2019 from $6.464 billion for the quarter ended September 30, 2018. This increase was primarily due to the UCB acquisition which included $479.4 million in deposits.

Net Interest Income

Net interest income increased by $5.1 million, or 6.0%, to $90.9 million for the quarter ended September 30, 2019 from $85.8 million for the quarter ended September 30, 2018.  This increase is attributable to the factors discussed above. Our interest bearing deposit costs rose greater than yields on interest earning assets reducing our interest rate spread and, as a result of the inverted yield curve, we are experiencing net interest margin compression. Our interest rate spread decreased to 3.50% for the quarter ended September 30, 2019 from 3.71% for the quarter ended September 30, 2018 and our net interest margin decreased to 3.77% for the quarter ended September 30, 2019 from 3.90% for the quarter ended September 30, 2018.

Provision for Loan Losses

The provision for loan losses decreased by $3.7 million, or 52.7%, to $3.3 million for the quarter ended September 30, 2019 from $7.0 million for the quarter ended September 30, 2018. The provision was elevated in the prior year due primarily to a $4.6 million write-down of a land development loan in the third quarter of 2018. In addition, total loan delinquency decreased by $12.5 million to $81.0 million, or 0.9% of total loans, at September 30, 2019 from $93.6 million, or 1.2% of total loans at September 30, 2018. Annualized net charge-offs to average loans decreased to 0.16% for the quarter ended September 30, 2019 from 0.42% for the quarter ended September 30, 2018 due primarily to the land development write-down noted above.

     In determining the amount of the current period provision, we considered current economic conditions, including but not limited to unemployment levels, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience.  We analyze the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.”  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience at September 30, 2019.

Noninterest Income

Noninterest income increased by $3.6 million, or 16.0%, to $26.2 million for the quarter ended September 30, 2019 from $22.6 million for the quarter ended September 30, 2018. This increase was primarily due to a $1.8 million increase in mortgage banking income as a result of expanding our secondary market sales capabilities. In addition, there was a $696,000 increase in other operating income from increases in interest rate swap fees and Visa dividend income, a $400,000 increase in service charges and fees as a result of increased customer activity from the UCB acquisition, and a $355,000 increase in trust and other financial services income due to new brokerage production. In addition, we recognized a gain of $826,000 in the current quarter on the sale of $46.0 million of one-to-four family mortgage loans from our portfolio. We chose to sell these loans as they were identified as most likely to refinance due to declining interest rates and redeploy those proceeds into shorter duration loans at an equivalent yield.

Noninterest Expense

Noninterest expense increased by $4.0 million, or 6.0%, to $70.6 million for the quarter ended September 30, 2019 from $66.6 million for the quarter ended September 30, 2018.  This increase resulted primarily from a $3.3 million, or 8.7%, increase in compensation and employee benefits due to both internal growth in compensation and staff as well as the addition of UCB employees. In addition, processing expenses increased by $1.5 million, or 15.6%, as we continue to invest in technology and infrastructure and refresh our loan origination platforms. Partially offsetting this increase was a decrease in federal deposit insurance premiums of $1.4 million due to an assessment credit received during the quarter as a result of the deposit insurance fund becoming fully funded.

Income Taxes

The provision for income taxes increased by $2.8 million, or 39.2%, to $9.8 million for the quarter ended September 30, 2019 from $7.0 million for the quarter ended September 30, 2018. In addition to the increase in income before tax of $8.4 million, or 24.2%, our effective tax rate for the quarter ended September 30, 2019 was 22.7% compared to 20.2% for the quarter ended September 30, 2018. We anticipate our effective tax rate to be between 21.0% and 23.0% for the year ending December 31, 2019.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018

Net income for the nine months ended September 30, 2019 was $84.8 million, or $0.80 per diluted share, an increase of $5.8 million, or 7.4%, from $79.0 million, or $0.76 per diluted share, for the nine months ended September 30, 2018.  The increase in net income resulted from an increase in interest income of $35.9 million, or 12.9%, and an increase in noninterest income of $2.7 million, or 4.0%. Partially offsetting this improvement were increases in interest expense of $16.2 million, or 62.0%, and noninterest expense of $15.7 million, or 7.7%. Net income for the nine months ended September 30, 2019 represents annualized returns on average equity and average assets of 8.65% and 1.10%, respectively, compared to 8.67% and 1.11% for the nine months ended September 30, 2018.  A discussion of significant changes follows.

Interest Income

Total interest income increased by $35.9 million, or 12.9%, to $314.0 million for the nine months ended September 30, 2019 from $278.0 million for the nine months ended September 30, 2018. This increase is the result of increases in both the average balance and average yield earned on interest earning assets. The average yield earned on interest earning assets increased to 4.47% for the nine months ended September 30, 2019 from 4.26% for the nine months ended September 30, 2018. This increase in average yield is attributed to increases in market interest rates over the past year. Additionally, the average balance of interest earning assets increased by $656.2 million, or 7.5%, to $9.391 billion for the nine months ended September 30, 2019 from $8.735 billion for the nine months ended September 30, 2018 due primarily to internal loan growth as well as the UCB acquisition.

Interest income on loans receivable increased by $32.9 million, or 12.5%, to $296.9 million for the nine months ended September 30, 2019 from $264.1 million for the nine months ended September 30, 2018.  This increase is attributed to increases in both the average balance and average yield on loans receivable. The average balance increased by $649.8 million, or 8.3%, to $8.501 billion for the nine months ended September 30, 2019 from $7.851 billion for the nine months ended September 30, 2018. This increase is due to organic loan growth of $451.2 million during the last twelve months as well as loans of $407.8 million from the UCB acquisition. Additionally, the average yield on loans receivable increased to 4.67% for the nine months ended September 30, 2019 from 4.50% for the nine months ended September 30, 2018, primarily as a result of the increases in market interest rates over the past year.

Interest income on mortgage-backed securities increased by $2.6 million, or 26.4%, to $12.4 million for the nine months ended September 30, 2019 from $9.8 million for the nine months ended September 30, 2018. This increase is attributed to increases in both the average balance and average yield on mortgage-backed securities. The average balance of mortgage-backed securities increased by $54.6 million, or 9.5%, to $630.3 million for the nine months ended September 30, 2019 from $575.7 million for the nine months ended September 30, 2018. This increase is due primarily to the addition of the UCB portfolio. Additionally, the average yield on mortgage-backed securities increased to 2.63% for the nine months ended September 30, 2019 from 2.28% for the nine months ended September 30, 2018, due to both an increase in short-term market interest rates that positively impacted our adjustable rate mortgage-backed securities and the purchase of fixed-rate mortgage-backed securities with yields higher than the existing portfolio.

Interest income on investment securities increased by $313,000, or 10.3%, to $3.4 million for the nine months ended September 30, 2019 from $3.0 million for the nine months ended September 30, 2018. This increase is primarily attributable to an increase in the average yield on investment securities to 2.00% for the nine months ended September 30, 2019 from 1.66% for the nine months ended September 30, 2018.  The increase in yield is due to the addition of higher yielding investments from the UCB acquisition. Partially offsetting this increase was a decrease in the average balance of investment securities of $21.3 million, or 8.7%, to $224.1 million for the nine months ended September 30, 2019 from $245.4 million for the nine months ended September 30, 2018.  This decrease is due primarily to the maturity or call of government agency securities.

Dividends on FHLB stock increased by $493,000, or 163.8%, to $794,000 for the nine months ended September 30, 2019 from $301,000 for the nine months ended September 30, 2018. This increase is attributable to increases in both the average balance and average yield on FHLB stock. The average yield increased to 7.15% for the nine months ended September 30, 2019 from 4.47% for the nine months ended September 30, 2018, and the average balance increased by $5.8 million, or 64.9%, to $14.8 million for the nine months ended September 30, 2019 from $9.0 million for the nine months ended September 30, 2018. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB and dividend yields.

Interest income on interest-earning deposits decreased by $335,000, or 43.7%, to $431,000 for the nine months ended September 30, 2019 from $766,000 for the nine months ended September 30, 2018.  This decrease is attributable to a decrease in the average balance of interest-earning deposits, which decreased by $32.7 million, or 61.4%, to $20.5 million for the nine months ended September 30, 2019 from $53.3 million for the nine months ended September 30, 2018, due to the utilization of excess cash to fund loan growth. Partially offsetting this decrease was an increase in the average yield on interest-earning deposits to 2.77% for the nine months ended September 30, 2019 from 1.90% for the nine months ended September 30, 2018, as a result of increases in the targeted Federal Funds rate by the Federal Reserve last year.

Interest Expense

Interest expense increased by $16.2 million, or 62.0%, to $42.4 million for the nine months ended September 30, 2019 from $26.2 million for the nine months ended September 30, 2018. This increase in interest expense was due to an increase in the average cost of interest-bearing liabilities to 0.82% for the nine months ended September 30, 2019 from 0.54% for the nine months ended September 30, 2018. This increase resulted from increases in the interest rate paid on deposits and borrowed funds in response to increases in market interest rates. In addition, the average balance of interest-bearing liabilities increased by $431.9 million, or 6.7%, to $6.910 billion for the nine months ended September 30, 2019 from $6.478 billion for the nine months ended September 30, 2018. This increase was primarily due to the UCB acquisition, which included $479.4 million in deposits, as well as internal growth of funding sources.

Net Interest Income

Net interest income increased by $19.7 million, or 7.8%, to $271.5 million for the nine months ended September 30, 2019 from $251.8 million for the nine months ended September 30, 2018.  This increase is attributable to the factors discussed above. Our interest rate spread decreased to 3.65% for the nine months ended September 30, 2019 from 3.71% for the nine months ended September 30, 2018 and our net interest margin increased slightly to 3.86% for the nine months ended September 30, 2019 from 3.84% for the nine months ended September 30, 2018.

Provision for Loan Losses

The provision for loan losses decreased by $2.1 million, or 12.7%, to $14.4 million for the nine months ended September 30, 2019 from $16.5 million for the nine months ended September 30, 2018. Total nonaccrual loans decreased by $8.6 million to $65.7 million, or 0.74% of total loans, at September 30, 2019 from $74.2 million, or 0.93% of total loans at September 30, 2018. Annualized net charge-offs to average loans decreased to 0.26% for the nine months ended September 30, 2019 from 0.29% for the nine months ended September 30, 2018.

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

Noninterest Income

Noninterest income increased by $2.7 million, or 4.0%, to $71.2 million for the nine months ended September 30, 2019 from $68.5 million for the nine months ended September 30, 2018. This increase was primarily due to a $1.9 million increase in mortgage banking income as a result of expanding our secondary market sales capabilities. Additionally, service charges and fees increased by $1.0 million, or 2.6%, as a result of increased customer activity from the UCB acquisition and trust and other financial services income increased by $913,000, or 7.4%, due to new brokerage production. Offsetting this increase was a decrease in bank owned life insurance income of $1.5 million, or 31.1%, due to a death benefit received during the prior year.

Noninterest Expense

Noninterest expense increased by $15.7 million, or 7.7%, to $219.5 million for the nine months ended September 30, 2019, from $203.8 million for the nine months ended September 30, 2018.  This increase resulted primarily from a $7.9 million, or 7.0%, increase in compensation and employee benefits due to both internal growth in compensation and staff as well as the addition of UCB employees. Also contributing to this increase was an increase in processing expense by $3.3 million, or 11.4%, as we continue to invest in technology and infrastructure, an increase in restructuring and acquisition expense of $2.5 million due to expenses incurred as part of the UCB acquisition, an increase in other expenses of $1.4 million, or 19.3%, primarily due to an increase in pension related servicing costs, and an increase in professional services of $1.3 million, or 17.3% due primarily to he engagement of deposit strategy consultants. Partially offsetting this increase was a decrease in federal deposit insurance premiums of $1.4 million due to an assessment credit received during the quarter as a result of the deposit insurance fund becoming fully funded.

Income Taxes

The provision for income taxes increased by $3.0 million, or 14.5%, to $23.9 million for the nine months ended September 30, 2019 from $20.9 million for the nine months ended September 30, 2018. In addition to the increase in income before tax of $8.8 million, or 8.9%, our effective tax rate for the nine months ended September 30, 2019 was 22.0% compared to 20.9% for the nine months ended September 30, 2018. We anticipate our effective tax rate to be between 21.0% and 23.0% for the year ending December 31, 2019.

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

	Quarter ended September 30,
	2019				2018
	Average balance		Interest	Avg. yield/ cost (g)	Average balance	Interest	Avg. yield/ cost (g)
Assets
Interest-earning assets:
Residential mortgage loans	$2,894,716		28,991	4.01%	$2,804,027	28,974	4.13%
Home equity loans	1,316,033		16,131	4.86%	1,272,847	15,248	4.75%
Consumer loans	1,027,451		11,861	4.58%	704,203	8,337	4.70%
Consumer finance loans	1,128		55	19.50%	7,176	343	19.12%
Commercial real estate loans	2,796,351		34,441	4.82%	2,540,270	29,974	4.62%
Commercial loans	710,847		9,949	5.48%	598,842	8,203	5.36%
Loans receivable (a) (b) (d) (includes FTE adjustments of $336 and $346, respectively)	8,746,526		101,428	4.60%	7,927,365	91,079	4.56%
Mortgage-backed securities (c)	641,085		4,188	2.61%	598,596	3,572	2.39%
Investment securities (c) (d) (includes FTE adjustments of $60 and $55, respectively)	218,753		1,168	2.14%	244,346	1,074	1.76%
FHLB stock, at cost	16,302		307	7.47%	9,819	119	4.81%
Other interest-earning deposits	28,832		172	2.33%	26,057	162	2.43%
Total interest-earning assets (includes FTE adjustments of $396 and $401, respectively)	9,651,498		107,263	4.41%	8,806,183	96,006	4.33%
Noninterest earning assets (e)	916,781				746,077

Total assets	$10,568,279				$9,552,260

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$1,658,670		788	0.19%	$1,672,990	785	0.19%
Interest-bearing demand deposits	1,655,952		1,711	0.41%	1,460,556	1,064	0.29%
Money market deposit accounts	1,798,175		3,772	0.83%	1,685,368	1,565	0.37%
Time deposits	1,618,591		7,423	1.82%	1,403,967	4,819	1.36%
Borrowed funds (f)	243,960		1,002	1.63%	129,523	239	0.73%
Junior subordinated debentures	121,767		1,235	3.97%	111,213	1,316	4.63%
Total interest-bearing liabilities	7,097,115		15,931	0.89%	6,463,617	9,788	0.60%
Noninterest-bearing demand deposits (g)	1,915,392				1,724,427
Noninterest-bearing liabilities	216,433				132,062

Total liabilities	9,228,940				8,320,106

Shareholders’ equity	1,339,339				1,232,154

Total liabilities and shareholders’ equity	$10,568,279				$9,552,260

Net interest income/Interest rate spread			91,332	3.52%		86,218	3.73%

Net interest-earning assets/Net interest margin	$2,554,383			3.79%	$2,342,566		3.92%

Ratio of interest-earning assets to interest-bearing liabilities	1.36	X			1.36X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/amortization of deferred loan fees/expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Interest income on tax-free investment securities and tax-free loans are presented on a fully taxable equivalent ("FTE") basis.

(e)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(f)	Average balances include FHLB borrowings and collateralized borrowings.

(g)	Average cost of deposits were 0.63% and 0.41%, respectively.

(h)
Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 4.59% and 4.54%, respectively; investment securities — 2.03% and 1.67%, respectively; interest-earning assets — 4.39% and 4.31%, respectively. GAAP basis net interest rate spreads were 3.50% and 3.71%, respectively; and GAAP basis net interest margins were 3.77% and 3.90%, respectively.

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

	For the quarter ended September 30, 2019 vs. 2018
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$850	9,499	10,349
Mortgage-backed securities	338	278	616
Investment securities	230	(136)	94
FHLB stock, at cost	65	121	186
Other interest-earning deposits	(6)	16	10
Total interest-earning assets	1,477	9,778	11,255

Interest-bearing liabilities:
Savings deposits	10	(7)	3
Interest-bearing demand deposits	445	202	647
Money market deposit accounts	1,970	237	2,207
Time deposits	1,620	984	2,604
Borrowed funds	293	470	763
Junior subordinated debentures	(188)	107	(81)
Total interest-bearing liabilities	4,150	1,993	6,143

Net change in net interest income	$(2,673)	7,785	5,112

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

	Nine months ended September 30,
	2019			2018
	Average balance	Interest	Avg. yield/ cost (g)	Average balance	Interest	Avg. yield/ cost (g)
Assets
Interest-earning assets:
Residential mortgage loans	$2,865,091	87,572	4.08%	$2,774,074	84,585	4.07%
Home equity loans	1,300,537	48,868	5.02%	1,284,114	45,617	4.75%
Consumer loans	947,326	32,562	4.60%	666,055	23,788	4.78%
Consumer finance loans	1,977	282	19.02%	10,923	1,627	19.86%
Commercial real estate loans	2,720,435	99,930	4.84%	2,510,206	86,188	4.53%
Commercial loans	665,867	28,724	5.69%	606,076	23,273	5.06%
Loans receivable (a) (b) (d) (includes FTE adjustments of $994 and $1,019, respectively)	8,501,233	297,938	4.69%	7,851,448	265,078	4.51%
Mortgage-backed securities (c)	630,279	12,433	2.63%	575,663	9,839	2.28%
Investment securities (c) (d) (includes FTE adjustments of $171 and $241, respectively)	224,111	3,532	2.10%	245,429	3,289	1.79%
FHLB stock, at cost	14,840	794	7.15%	8,999	301	4.47%
Other interest-earning deposits	20,531	431	2.77%	53,254	766	1.90%
Total interest-earning assets (includes FTE adjustments of $1,165 and $1,260, respectively)	9,390,994	315,128	4.49%	8,734,793	279,273	4.27%
Noninterest earning assets (e)	898,459			753,403

Total assets	$10,289,453			$9,488,196

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$1,668,806	2,323	0.19%	$1,680,892	2,307	0.18%
Interest-bearing demand deposits	1,611,554	4,442	0.37%	1,449,573	2,541	0.23%
Money market deposit accounts	1,756,251	9,784	0.74%	1,694,519	3,830	0.30%
Time deposits	1,538,113	19,774	1.72%	1,419,849	13,322	1.25%
Borrowed funds (f)	216,160	2,421	1.50%	122,376	412	0.45%
Junior subordinated debentures	119,417	3,698	4.08%	111,213	3,791	4.50%
Total interest-bearing liabilities	6,910,301	42,442	0.82%	6,478,422	26,203	0.54%
Noninterest-bearing demand deposits (g)	1,847,344			1,669,423
Noninterest-bearing liabilities	219,806			122,199

Total liabilities	8,977,451			8,270,044

Shareholders’ equity	1,312,002			1,218,152

Total liabilities and shareholders’ equity	$10,289,453			$9,488,196

Net interest income/Interest rate spread		272,686	3.67%		253,070	3.73%

Net interest-earning assets/Net interest margin	$2,480,693		3.87%	$2,256,371		3.86%

Ratio of interest-earning assets to interest-bearing liabilities	1.36X			1.35X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/amortization of deferred loan fees/expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Interest income on tax-free investment securities and tax-free loans are presented on a fully taxable equivalent ("FTE") basis.

(e)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(f)	Average balances include FHLB borrowings and collateralized borrowings.

(g)	Average cost of deposits were 0.58% and 0.37%, respectively.

(h)
Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 4.67% and 4.50%, respectively; investment securities — 2.00% and 1.66%, respectively; interest-earning assets — 4.47% and 4.26%, respectively. GAAP basis net interest rate spreads were 3.65% and 3.71%, respectively; and GAAP basis net interest margins were 3.86% and 3.84%, respectively.

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

	For the nine months ended September 30, 2019 vs. 2018
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$10,087	22,773	32,860
Mortgage-backed securities	1,517	1,077	2,594
Investment securities	579	(336)	243
FHLB stock, at cost	181	313	494
Other interest-earning deposits	352	(687)	(335)
Total interest-earning assets	12,716	23,140	35,856

Interest-bearing liabilities:
Savings deposits	33	(17)	16
Interest-bearing demand deposits	1,455	446	1,901
Money market deposit accounts	5,610	344	5,954
Time deposits	4,932	1,520	6,452
Borrowed funds	959	1,050	2,009
Junior subordinated debentures	(347)	254	(93)
Total interest-bearing liabilities	12,642	3,597	16,239

Net change in net interest income	$74	19,543	19,617

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at September 30, 2019 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from September 30, 2019 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/(decrease) in net interest income	(1.6)%	(2.7)%	(4.2)%	(4.9)%
Projected percentage increase/(decrease) in net income	(3.6)%	(6.2)%	(9.7)%	(12.0)%
Projected increase/(decrease) in return on average equity	(3.6)%	(6.0)%	(9.4)%	(11.7)%
Projected increase/(decrease) in earnings per share	$0.04	$(0.07)	$(0.10)	$(0.13)
Projected percentage increase/(decrease) in market value of equity	(3.0)%	(5.8)%	(9.2)%	(3.4)%

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

Item 1A.    RISK FACTORS

Except as previously disclosed, there have been no material updated or additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)      Not applicable.

b)       Not applicable.

c)    The following table discloses information regarding the repurchase of shares of common stock during the quarter ending September 30, 2019:

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	November 8, 2019	By:	/s/ Ronald J. Seiffert
Ronald J. Seiffert
Chairman, President and Chief Executive Officer
(Duly Authorized Officer)

Date:	November 8, 2019	By:	/s/ Jeffrey R. White
Jeffrey R. White
Controller
(Principal Accounting Officer)