Form 10-K
period 2019-12-31
Northwest Bancshares, Inc.
filed 2020-03-02
CIK 1471265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal Year Ended December 31, 2019
OR
☐      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _____ to _____
Commission File No. 001-34582
NORTHWEST BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Maryland			27-0950358
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

100 Liberty Street,	Warren,	Pennsylvania	16365
(Address of Principal Executive Offices)			(Zip Code)
 (814) 726-2140
(Registrant’s telephone number)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NWBI	NASDAQ Stock Market, LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of February 21, 2020, there were 106,934,228 shares outstanding of the Registrant’s Common Stock.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2019, as reported by the Nasdaq Global Select Market, was approximately $1.877 billion.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2020 Annual Meeting of Stockholders of the Registrant (Part III).

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

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	our ability to manage market risk, credit risk and operational risk in the current economic environment;

•	our ability to retain key employees;

•	our compensation expense associated with equity allocated or awarded to our employees.

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

The conversion was completed December 18, 2009 when the Company sold 68,878,267 shares of common stock at $10.00 per share in the related offering.  Concurrent with the completion of the offering, shares of Northwest Bancorp, Inc. common stock owned by public stockholders were exchanged for shares of Northwest Bancshares, Inc.’s common stock.  We also issued 1,277,565 shares of common stock and contributed $1.0 million in cash from the offering proceeds to Northwest Charitable Foundation, a charitable foundation that we established for the benefit of the communities in which Northwest Bank operates.  As of December 31, 2019, the Company had 106,859,088 shares outstanding and a market capitalization of approximately $1.777 billion.

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

As of December 31, 2019, Northwest Bank operated 181 community-banking locations throughout its market area in central and western Pennsylvania, western New York and eastern Ohio. Northwest Bank also offers investment management and trust services and employee benefits and property and casualty insurance. Our principal lending activities are the origination of loans secured by first mortgages on owner-occupied, one-to four-family residences, shorter term consumer loans, and commercial business and commercial real estate loans.

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

Market Area and Competition

We are headquartered in northwestern Pennsylvania and have expanded primarily through acquisitions, into the southwestern and central regions of Pennsylvania, as well as western New York and northeastern Ohio.  As of December 31, 2019, we operated 122 community banking locations in Pennsylvania, 22 community banking offices in Ohio and 37 community banking offices in New York.  All of the aforementioned market areas are served by a number of competing financial institutions. As a result, we encounter strong competition both in attracting deposits and in originating loans. Our most direct competition for deposits comes from other banks, brokerage houses and credit unions in our market areas.  We expect continued competition from these financial institutions in the foreseeable future. With the continued acceptance of internet banking by our customers and consumers generally, competition for deposits has increased from institutions operating outside of our market area as well as from insurance companies.

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

Pennsylvania is a stable banking market with a total population of approximately 12.8 million and total households of approximately 5.1 million as of December 31, 2019. The Pennsylvania markets in which we operate our retail branches contain approximately half of Pennsylvania’s population and a similar percentage of households. These markets have experienced a 2.4% decrease in population between 2010 and 2019. As of December 31, 2019, the market's average median household income had increased over the last year by 5.5%, to $57,533, compared to the national median income level of $66,010. The household income growth rate in Pennsylvania of 9.6%, is projected to be slightly below the national average growth rates during the next five years of 9.9%. As of December 31, 2019, the market's unemployment rate was 4.5%, slightly higher the state of Pennsylvania rate of 4.0% and the national average of 3.9%.

As of September 30, 2019, the House Price Index for the last four quarters in the state of Pennsylvania increased by 5.2%, compared to an increase in the national average of 4.9%. Nationally, foreclosures have receded from their record highs to the lowest levels since the fourth quarter of 2006. As of September 30, 2019, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Pennsylvania was one in every 874 housing units, compared to the national average of one in every 946 housing units.

 Western New York Market Area. Our retail branch network of 37 community banking offices in New York encompasses five counties in the western portion of the state. This market has a diverse economy driven by healthcare and education industries, service businesses, technology companies and small manufacturing operations.

Our New York market area has a total population of approximately 2.1 million and total households of approximately 871,000 as of December 31, 2019. This area has experienced a decrease in population between 2010 and 2019, of 2.44%. The average median household income in this market increased by 4.5% over the last year to $59,785 as of December 31, 2019, compared to the national median income level of $66,010. As of December 31, 2019, the unemployment rate for our New York market area was 4.6%, compared to the national average of 3.9%.

As of September 30, 2019, the House Price Index for the last four quarters in our New York market increased by 3.4%, compared to an increase in the national average of 4.9%. As of September 30, 2019, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of New York was one in every 945 housing units, compared to the national average of one in every 946 housing units.

Northeastern Ohio Market Area. Our branch network includes five counties in northeastern Ohio, including the Cleveland metro area. The major employment sectors in this market are similar to the contiguous market in western Pennsylvania.

Our Ohio market area has a total population of approximately 2.4 million and total households of approximately 1.0 million as of December 31, 2019. This area has experienced an increase in population between 2010 and 2019, of 2.5%. The median household income for our Ohio market increased 0.6% over the last year to $59,270 as of December 31, 2019, compared to the national median income level of $66,010. As of December 31, 2019, the unemployment rate for our Ohio market was 3.74%, compared to the national average of 3.9%.

As of September 30, 2019, the House Price Index for the last four quarters in our Ohio market area increased by 5.6%, compared to an increase in the national average of 4.9%. As of September 30, 2019, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Ohio was one in every 701 housing units, compared to the national average of one in every 946 housing units.

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

In an effort to manage interest rate risk, we have sought to make our interest-earning assets more interest rate sensitive by originating adjustable-rate loans, such as adjustable-rate residential mortgage loans and home equity lines of credit, and by originating short-term and medium-term fixed-rate consumer loans. In recent years we have emphasized the origination of commercial real estate loans and commercial business loans, which generally have adjustable-rates of interest and shorter maturities than one-to four-family residential real estate loans. Because we originate a substantial amount of long-term fixed-rate mortgage loans collateralized by one-to four-family residential real estate, when possible, we originate and underwrite loans according to standards that allow us to sell them into the secondary mortgage market for purposes of managing interest-rate risk and liquidity.  The sale of mortgage loans supports our strategy to grow the consumer and commercial loan portfolios faster than our portfolio of long-term fixed-rate residential mortgage loans. We currently sell low-yielding fixed-rate residential mortgage loans with maturities of more than 15 years, and on a more limited basis, those with maturities of 15 years or less, while retaining all adjustable-rate residential mortgage loans. With the build out of our Columbus, Ohio mortgage fulfillment center, our intention is to sell more loans into the secondary market servicing released. We also retain servicing on some of the mortgage loans we sell which generates monthly service fee income.  We generally retain in our portfolio all consumer loans that we originate while we periodically sell participations in the multi-family residential, commercial real estate or commercial business loans that we originate in an effort to reduce the concentration of certain individual credits and the risk associated with certain businesses, industries or geographies.

Residential Mortgage Loans.  We offer residential mortgage loans with terms typically ranging from 15 to 30 years, with either fixed or adjustable interest rates. Our mortgage loans are amortized on a monthly basis with both principal and interest due monthly. Originations of fixed-rate residential mortgage loans versus adjustable-rate residential mortgage loans are monitored on an ongoing basis. The percentage of adjustable-rate residential mortgage originations to total originations is affected significantly by the level of market interest rates, customer preference, our interest rate sensitivity and liquidity position, as well as loan products offered by our competitors. Therefore, even when our strategy is to increase the origination of adjustable-rate residential mortgage loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans. Adjustable-rate residential mortgage loans totaled $34.8 million, or 0.4%, of our gross loan portfolio at December 31, 2019.

Our fixed-rate residential mortgage loan products offer fixed-rates for up to 30 years. Whenever possible, our fixed-rate residential mortgages are originated and underwritten according to secondary mortgage market guidelines in order to manage credit risk, as well as interest rate risk and liquidity risk. Our adjustable-rate residential mortgage loans offer initial interest rate adjustment periods of five and seven years, terms up to 30 years and adjustments based on changes in designated market indices.

Regulations limit the amount that a savings bank may lend relative to appraised values of real estate securing the loans, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value of 95% for residential properties and 80% for all other real estate secured loans. We generally limit the maximum loan-to-value on both fixed- and adjustable-rate residential mortgage loans without private mortgage insurance, to 80% of the lesser of appraised values or purchase prices of real estate serving as collateral for our mortgage loans.  Limited special financing programs allow for insured loans with loan-to-value ratios of up to 97%, and uninsured loans with loan-to-value ratios up to 100%. The appraisal process is managed by Northwest Appraisal Services, and appraisals are performed by in-house appraiser staff or by appraisers deemed qualified by our chief appraiser. We require fire and casualty insurance, as well as a title guaranty regarding good title, on all properties securing our residential mortgage loans. We also require flood insurance for loans secured by properties located within special flood hazard areas.

Included in our $2.860 billion portfolio of residential mortgage loans are construction loans of $12.9 million, or 0.1% of our gross loan portfolio.  We offer fixed-rate and adjustable-rate residential construction-to-permanent loans primarily for the construction of owner-occupied one-to four-family residences in our market area to builders or owners who have a contract for construction.  Construction loans are originated with terms of up to 30 years with an allowance of up to one year for construction.  Advances are made as construction is completed, and interest is charged on the total amount of credit extended.  At the end of the construction period, repayment terms convert to fully amortizing payments, with both principal and interest due monthly. Construction lending generally involves a greater degree of credit risk than permanent residential mortgage lending, as repayment of construction loans is often dependent upon the successful completion of construction projects.  Construction delays or the inability of borrowers to sell properties once construction is completed may impair borrowers’ ability to repay loans.  Private mortgage insurance is required for construction loans with loan-to-value ratios in excess of 80%, and the maximum loan-to-value ratio for construction loans is 95% of the lower of cost to build or as-completed appraised value.

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

Home equity loans are offered on a fixed-rate basis with amortized terms of up to 20 years. Principal and interest is due monthly.  At December 31, 2019, our fixed-rate home equity loans totaled $839.2 million, or 9.5% of gross loans.

Home equity lines of credit are offered on an adjustable-rate basis with terms of up to 25 years, including a draw period of 10 years each. Although home equity lines of credit require interest-only payments during draw periods, they are underwritten using amortizing principal and interest payments based on current rates of equivalent fixed-rate products. The disbursed portion of home equity lines of credit totaled $503.7 million, or 5.7% of gross loans, with $687.3 million remaining undisbursed as of December 31, 2019.

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

Consumer loans entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, recreation vehicles, appliances and furniture. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles.  At December 31, 2019, other consumer loans totaled $1.093 billion, or 12.4% of gross loans.

Commercial Real Estate Loans.  Our multi-family commercial real estate loans are secured by multi-family residences, such as rental properties. Our commercial real estate loans are secured by nonresidential properties such as hotels, commercial offices, medical buildings, manufacturing facilities and retail establishments. At December 31, 2019, a significant portion of our multi-family commercial real estate and commercial real estate loans were secured by properties located within our market area. Our largest multi-family commercial real estate loan relationship at December 31, 2019 had an aggregate total exposure of $25.9 million. This loan was performing in accordance with its terms as of December 31, 2019. Our largest commercial real estate loan relationship at December 31, 2019 had an aggregate total exposure of $117.9 million and was secured by ten commercial real estate properties including student housing, retail, office and commercial development. These loans were performing in accordance with their terms as of December 31, 2019.  Multi-family commercial and commercial real estate loans are offered with both adjustable and fixed interest rates. The terms of each multi-family residential and commercial real estate loan are negotiated on a case-by-case basis. We generally originate multi-family commercial and commercial real estate loans in amounts up to 80% of the appraised value of the property collateralizing the loan. At December 31, 2019, commercial real estate loans loans totaled $2.754 billion, or 31.3% of gross loans.

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

Commercial Loans.  We offer commercial loans to finance various activities in our market area, some of which are secured in part by additional real estate collateral. At December 31, 2019, our largest commercial loan relationship had an aggregate total exposure of $34.7 million, and was secured with business assets. This loan was performing in accordance with its terms as of December 31, 2019.

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

Commercial loans generally have higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business.  We strive to obtain personal guarantees from the borrower or a third party as a condition to originating commercial loans. At December 31, 2019, commercial loans loans totaled $718.1 million, or 8.2% of gross loans.

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

For our personal loans, including residential mortgage loans, home equity loans and lines of credit, automobile loans, credit cards and other unsecured loans, we have implemented a credit approval process based on a laddered individual loan authority system. Real estate secured loans are underwritten centrally by our underwriting team. Non-real estate loans are underwritten by local loan officers who are granted various levels of authority based on their lending experience and expertise.  These authority levels are reviewed by the Credit Committee on at least an annual basis.

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

Our general policy is to make no loans either individually or in the aggregate to one customer in excess of $30.0 million.  Under certain circumstances, for instance well-qualified customers or customers with multiple individually qualified projects, this limit may be exceeded subject to the approval of the Senior Loan Committee. Loans exceeding $5.0 million or unusual loan requests are reviewed with the Risk Management Committee of the Board of Directors at each quarterly meeting.  In addition, the Chief Credit Officer has the authority to require that the Board of Directors review any loan that has been approved by the Senior Loan Committee with which the Chief Credit Officer has specific concerns. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and flood insurance is required as determined by regulation.  After a loan is approved, a loan commitment letter is promptly issued to the borrower.  At December 31, 2019, we had commitments to originate $234.1 million of loans.

The commitment letter specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization period, maturity, a description of the required collateral and required insurance coverage. Property searches are requested, as needed, on all loans secured by real property.

Loan Origination Fees and Cost.  We defer loan origination fees received from borrowers and costs to originate loans and amortize such amounts as an adjustment of yield over the life of the loan by using the level yield method. Deferred loan fees and costs are recognized as part of interest income immediately upon prepayment or the sale of the related loan. At December 31, 2019, we had $41.7 million of net deferred loan origination fees. Loan origination fees vary with the volume and type of loans and commitments originated and purchased, principal repayments, and competitive conditions in the marketplace.

Loan origination cost was $15.5 million, $11.2 million and $11.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Loans-to-One Borrower. As of December 31, 2019, the largest aggregate amount loaned to one borrower, or related borrowers, totaled $117.9 million in exposure and was secured by student housing, retail, office and commercial development. Our second largest lending relationship totaled $90.5 million in exposure and was secured by hotel, retail, office, multi-family, charter school, self-storage, and restaurant. Our third largest lending relationship totaled $81.8 million in exposure and was secured by student housing, medical, senior housing, office, industrial, and retail. Our fourth largest commercial relationship totaled $72.0 million in exposure and was secured by student housing. Our fifth largest commercial relationship totaled $51.2 million in exposure and was secured by hotel and office. All of these loans were performing in accordance with their terms at December 31, 2019.

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

At the time of purchase, we designate a security as either held-to-maturity or available-for-sale based upon our ability and intentions.  Securities available-for-sale are carried at fair value and securities held-to-maturity are carried at amortized cost.  A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary.  If impairment exists, credit related impairment losses are recorded in earnings while noncredit related impairment losses are recorded in accumulated other comprehensive income (for available-for-sale securities).  The fair values of our securities are based on published or securities dealers’ market values, when available.  See note 5 to the Consolidated Financial Statements for a detailed analysis and description of our investment portfolio and valuation techniques.

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

Deposits. Personal and business deposits are generated from our market area by offering a broad selection of deposit instruments including checking accounts, savings accounts, money market deposit accounts, term certificate accounts and individual retirement accounts. While we accept deposits of $250,000 or more, we do not offer premium rates for such deposits. We accept brokered deposits through the CDARS program, but generally do not solicit funds outside our market area.  As of December 31, 2019, we had deposits through the CDARS program with an aggregate balance of $4.1 million. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. We regularly execute changes in our deposit rates based upon general market interest rates, competition, and liquidity requirements.

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

Subsidiary Activities

Northwest Bancshares, Inc.’s sole direct consolidated subsidiary is Northwest Bank. Northwest Bancshares, Inc. also owns all of the common stock of five statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust, LNB Trust II, a Delaware statutory business trust, Union National Capital Trust I and Union National Capital Trust II, both Delaware statutory business trusts (the “Trusts”). At December 31, 2019, the Trusts have issued a total of $118.9 million of trust preferred securities. The Trusts are not consolidated with Northwest Bancshares, Inc.  At December 31, 2019, Northwest Bancshares, Inc.’s investment in the Trusts totaled $3.7 million, and the Trusts had assets of $121.8 million, net of discounts due to fair value adjustments made at the time of acquisition of Union Community Bank.

At December 31, 2019, Northwest Bank had four active wholly-owned subsidiaries; Great Northwest Corporation, Allegheny Services, Inc., Northwest Capital Group, Inc. and The Bert Company.  For financial reporting purposes all of these companies are included in the Consolidated Financial Statements of Northwest Bancshares, Inc.

Great Northwest Corporation holds equity investments in government-assisted, low-income housing projects in various locations throughout our market area.  At December 31, 2019, Northwest Bank had an equity investment in Great Northwest Corporation of $12.7 million.  For the year ended December 31, 2019, Great Northwest Corporation had net income of $753,000, generated primarily from federal low-income housing tax credits.

Allegheny Services, Inc. is a Delaware investment company that holds mortgage loans originated through our wholesale lending operation as well as municipal bonds. At December 31, 2019, Northwest Bank had an equity investment in Allegheny Services, Inc. of $841.4 million, and for the year ended December 31, 2019, Allegheny Services, Inc. had net income of $22.4 million.

Northwest Capital Group, Inc.’s principal activity is to own, operate and ultimately divest of properties that were acquired in foreclosure.  At December 31, 2019, Northwest Bank had an equity investment of $11.7 million in Northwest Capital Group, Inc., with a $20,000 net loss reported for the year ended December 31, 2019.

The Bert Company (doing business as Northwest Insurance Services) is an employee benefits and property and casualty insurance agency specializing in commercial and personal insurance as well as retirement benefit plans.  At December 31, 2019, Northwest Bank had an equity investment of $12.1 million in The Bert Company and for the year ended December 31, 2019, The Bert Company had net income of $783,000.

Northwest Bank strategically ceased operating several business lines in prior periods.

Northwest Advisors, Inc., a federally registered investment advisor, which provided investment management programs and investment portfolio planning services, ceased operations and became inactive during 2018. At December 31, 2019, Northwest Bank had an equity investment in Northwest Advisors, Inc. of $1.7 million.

Northwest Settlement Agency, LLC ceased writing new title insurance business during the fourth quarter of 2016 and ceased operations and became inactive during 2017. At December 31, 2019, Northwest Bank had an equity investment in Northwest Settlement Agency, LLC of $3.9 million.

On July 14, 2017, Northwest Consumer Discount Company, Inc. became inactive as all consumer finance offices were closed.  At December 31, 2019, Northwest Bank had an equity investment in Northwest Consumer Discount Company of $44.3 million.

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

Personnel

As of December 31, 2019, we had 2,084 full-time and 249 part-time employees. None of our employees are represented by a collective bargaining group. We believe we have a good working relationship with our employees.

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

Northwest Bank is a Pennsylvania-chartered stock savings bank and our deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (the "DIF"). Northwest Bank is subject to extensive regulation by the Department of Banking and Securities of the Commonwealth of Pennsylvania (the “Department of Banking”), as its chartering agency, and by the FDIC, as the insurer of its deposit accounts. Northwest Bank must file reports with the Department of Banking and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions including acquisitions of other financial institutions. Northwest Bank is examined periodically by the Department of Banking and the FDIC to test Northwest Bank’s compliance with various laws and regulations. This regulation and supervision, as well as federal and state law, establishes a comprehensive framework of activities in which Northwest Bank may engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in these laws or regulations, whether by the Department of Banking or the FDIC, could have a material adverse impact on the Company, Northwest Bank and their respective operations. Additionally, when the consolidated assets of a financial institution and its holding company exceed $10 billion, the financial institution becomes subject to additional statutory and regulatory requirements that will result in additional costs. This includes enhanced risk management and corporate governance processes, stress-testing based on scenarios specified by the federal regulatory agencies and examination for compliance with federal financial consumer protection laws by the Consumer Financial Protection Bureau rather than the FDIC. As of December 31, 2019, our consolidated assets were $10.494 billion.

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

Although the Department of Banking may accept the examinations and reports of the FDIC in lieu of its own examination, the current practice is for the Department of Banking to conduct joint examinations with the FDIC. The Department of Banking may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, or employee of a savings bank engaged in a violation of law, unsafe or unsound practice or breach of fiduciary duty to show cause at a hearing before the Department of Banking why such person should not be removed. Legislation enacted in 2012 clarified the Department of Banking’s examination and enforcement authority over subsidiaries of Pennsylvania institutions and authorized the assessment of civil money penalties of up to $25,000 under certain circumstances for violations of laws or orders related to the institution or unsafe or unsound practices or breaches of fiduciary duties. The Department of Banking may also appoint a receiver or conservator for an institution in appropriate cases.

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

The FDIC charges insured depository institutions premiums to maintain the DIF. Under the FDIC’s original risk-based assessment system, insured institutions were assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s rate depended upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower FDIC assessments.

Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the DIF reserve ratio achieving 1.15%, the assessment range was reduced for most banks and savings associations of less than $10 billion in total assets to 1.5 basis points from 30 basis points (inclusive of possible adjustments), effective July 1, 2016. The Dodd-Frank Act specified that banks with greater than $10 billion in assets be required to bear the burden of raising the reserve ratio from 1.15% to 1.35%. Such institutions were subject to an annual surcharge of 4.5 basis points of total assets exceeding $10 billion. The FDIC indicated that the 1.35% ratio was exceeded in November 2018. The

Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, and the FDIC has exercised that discretion by establishing a long-range fund ratio of 2%.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

Any institution that fails any of the regulatory capital requirements is subject to enforcement action by the FDIC. Such action may include a capital directive, a cease and desist order, civil money penalties, restrictions on an institution’s operations, termination of federal deposit insurance, and the appointment of a conservator or receiver. Such action, through enforcement proceedings or otherwise, may require a variety of corrective measures. The regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019.

The following table shows the Basel III regulatory capital levels that must be maintained to avoid limitations on capital distributions and discretionary bonus payments, effective January 1, 2020.

January 1, 2020
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

Prompt Corrective Action

Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. Institutions that fall into an “undercapitalized” category are subject to a variety of mandatory and discretionary supervisory actions, including a restriction on capital distributions and the requirement to file a capital restoration plan with the regulators. Performance under the capital restoration plan must be guaranteed by the parent holding company up to the lesser of the amount of the capital deficiency when deemed undercapitalized or 5% of the institution’s total assets. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2019, Northwest Bank was well-capitalized for this purpose.

Loans-to-One Borrower Limitation

In accordance with the Banking Code, a Pennsylvania chartered savings bank, with certain limited exceptions, may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its capital accounts, the aggregate of capital, surplus, undivided profits, capital securities and reserve for loan losses. The Credit Committee has established an internal lending limit, either individually or in the aggregate to one customer, of $20.0 million. Under certain circumstances, for instance well qualified customers or customers with multiple individually qualified projects, this limit may be exceeded subject to the approval of the Senior Loan Committee. As of December 31, 2019 we had no credit relationships that equal or exceed our $20.0 million internal limit.

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

Permissible Activities. The business activities of Northwest Bancshares, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to financial activities. The Dodd-Frank Act and Federal Reserve Board regulations specify that a savings and loan holding company may only engage in financial holding company activities if it meets the qualitative criteria necessary for a bank holding company to engage in such activities and files an election with the Federal Reserve Board. Northwest Bancshares, Inc. has not chosen to be regulated as a financial holding company as of this time. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

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

Qualified Thrift Lender Test. To be regulated as a savings and loan holding company (rather than as a bank holding company), Northwest Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, Northwest Bank must be a “domestic building and loan association,” as defined in the Internal Revenue Code, or comply with the Qualified Thrift Lender test. Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period. As of December 31, 2019, Northwest Bank met the Qualified Thrift Lender test.

Capital Requirements. Savings and loan holding companies had not historically been subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act required the Federal Reserve Board to establish, for all depository institution holding companies, minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions apply to savings and loan holding companies (of greater than $3 billion in consolidated assets). As is the case with institutions themselves, the capital conservation buffer was phased in between 2016 and 2019. Northwest Bancshares, Inc. was in compliance with the holding company capital requirements and the capital conservation buffer at December 31, 2019.

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

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”), was signed into law. The Act includes many provisions that will affect our income tax expense, including reducing our federal tax rate from 35.0% to 21.0% effective January 1, 2018. As a result of the rate reduction, we were required to re-measure, through income tax expense in the period of enactment, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax liability resulted in a 2017 income tax benefit of $3.1 million.

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

Our performance is significantly impacted by the general economic conditions in our primary markets in Pennsylvania, New York and Ohio. At December 31, 2019, 49.6% of our loan portfolio was secured by properties located in Pennsylvania, with a large portion of the rest of our loans secured by real estate located in New York and Ohio. Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans.

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

Changes in interest rates also affect the current fair value of our interest-earning investment securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2019, the fair value of our investment and mortgage-backed securities portfolio totaled $838.1 million. Net unrealized losses on these securities totaled $4.6 million at December 31, 2019.

Any increase in market interest rates may reduce our mortgage banking income. We generate revenues primarily from gains on the sale of mortgage loans to investors, and from the amortization of deferred mortgage servicing rights. We recognized noninterest income of $3.8 million on mortgage banking activities during the year ended December 31, 2019. We also earn interest on loans held for sale while awaiting delivery to our investors.  In a rising or higher interest rate environment, our mortgage loan originations may decrease, resulting in fewer loans that are available for sale. This would result in a decrease in interest income and a decrease in revenues from loan sales. In addition, our results of operations are affected by the amount of noninterest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment, data processing and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

At December 31, 2019, our interest rate risk analysis indicated that the market value of our equity would decrease by 6.3% if there was an instant parallel 200 basis point increase in market interest rates. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our current market and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and operating results may be adversely affected.

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

The FASB has adopted a new accounting standard that will be effective for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss ("CECL"), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which will require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. We are currently evaluating the impact this standard will have on our results of operations and financial position.

Management has created a formal working group to govern the implementation of these amendments, consisting of key stakeholders from finance, risk, credit and accounting. The working group meets periodically to discuss the progress of implementation, monitor the established timeline and discuss latest hot topics and industry trends. We have engaged a third party to assist in the development of certain portfolio-level estimation methodologies and have chosen, and are in the process of implementing, a third-party software platform provider and have completed a preliminary current expected credit loss estimation. This estimation includes the quantitative and qualitative components of the calculation which incorporates a forecasting component of certain economic variables. We are currently working to finalize our documentation around the CECL methodology and designing and updating processes, internal controls and financial statement disclosures. The CECL model was also reviewed and validated by an independent consultant during the fourth quarter of 2019 and recommendations will be reviewed and implemented prior to adoption. While the impact of the ASU 2016-13 will depend upon the state of the economy and the nature of our portfolios, among other items at the date of adoption, we currently expect the adoption of ASU 2016-13 will result in a combined 15% to 35% increase in our allowance for loan losses and our reserves for unfunded commitments with a cumulative effect adjustment, net of deferred taxes, to equity. The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios.

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

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in multi-family and commercial real estate lending, as such loans represent 516.9% of total bank capital as of December 31, 2019. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multi-family and commercial real estate lending that would adversely affect our loan originations and profitability.

Our exposure to municipalities may lead to operating losses.

Our municipal bond portfolio may be impacted by the effects of economic stress on state and local governments. At December 31, 2019, we had $26.0 million invested in debt obligations of states, municipalities and political subdivisions (collectively referred to as our municipal bond portfolio). We also had $175.7 million of loans outstanding to municipalities and political subdivisions. Widespread concern currently exists regarding the stress on state and local governments emanating from: (i) declining revenues; (ii) large unfunded liabilities to government workers; and (iii) entrenched cost structures. Debt-to-gross domestic product ratios for the majority of states have been deteriorating due to, among other factors, declines in federal monetary assistance provided as the United States is currently experiencing the largest deficit in its history. This concern has led to speculation about the potential for a significant deterioration in the municipal bond market, which could materially affect our results of operations, financial condition and liquidity. We may not be able to mitigate the exposure in our municipal portfolio if state and local governments are unable to fulfill their obligations. The risk of widespread issuer defaults may also increase if there are changes in legislation that permit states, or additional municipalities and political subdivisions, to file for bankruptcy protection or if there are judicial interpretations that, in a bankruptcy or other proceeding, lessen the value of any structural protections.

If our government banking deposits were lost within a short period of time, this could negatively impact our liquidity and earnings.

As of December 31, 2019, we held $455.8 million of deposits from municipalities throughout Pennsylvania, New York and Ohio. These deposits may be more volatile than other deposits. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings.

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

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. In addition, we will continue to make investments in research, development, and marketing for new products and services. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the development and introduction of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. Furthermore, if customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, the burden on management and our information technology of introducing any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

Provisions of the Dodd-Frank Act that are applicable to savings banks and their holding companies with $10 billion or more in assets may decrease our fee income and increase our operating costs or otherwise have a material effect on our business, financial condition or results of operations.

The Dodd-Frank Act resulted in several new requirements for banking institutions with $10 billion or more in assets. As of December 31, 2019, we had consolidated assets of $10.494 billion. These provisions, subject to a phase-in period, may significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations. Such provisions include:

•
The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), which has broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Currently, the Pennsylvania Department of Banking and the FDIC examine Northwest Bank for compliance with consumer protection laws. However, the CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, and accordingly will assume examination and enforcement authority over us, subject to a phase in period.

•
Interchange fees for electronic debt transactions by a payment card issuer would be limited to $0.21 plus five basis points times the value of the transaction, plus up to $0.01 for fraud prevention costs. This would lower significantly our interchange or “swipe” revenue. We estimate this decrease in interchange fee income to be approximately $8.0 million, before tax for the year end December 31, 2020.

•
The Dodd-Frank Act established 1.35% as the minimum Deposit Insurance Fund reserve ratio and the FDIC has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35% by September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the statutory minimum fund reserve ratio to 1.35% from the former statutory minimum of 1.15% on institutions with assets less than $10 billion. We will not be entitled to benefit from the offset.

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

As the financial services industry evolves, consumers may find debit financial services to be less attractive than traditional or other financial services. Consumers might not use debit card financial services for any number of reasons, including the general perception of our industry. If consumers do not continue or increase their usage of debit cards, including making changes in the way debit cards are loaded, our operating revenues and debit card deposits may remain at current levels or decline. Any projected growth for the industry may not occur or may occur more slowly than estimated. If consumer acceptance of debit financial services does not continue to develop or develops more slowly than expected or if there is a shift in the mix of payment forms, such as cash, credit cards, and debit cards, away from our products and services, it could have a material adverse effect on our financial position and results of operations.

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

We are required to transition from the use of the LIBOR interest rate index in the future.

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                                                PROPERTIES

As of December 31, 2019, we conducted our business through our main office located in Warren, Pennsylvania, 115 other full-service offices and six free-standing drive-through locations throughout our market area in central and western Pennsylvania, 35 full-service offices and two free-standing drive-through location in western New York and 21 full-service offices and one free-standing drive-through location in eastern Ohio. At December 31, 2019, our premises and equipment had an aggregate net book value of approximately $147.4 million.

ITEM 3.                                                LEGAL PROCEEDINGS

Northwest Bancshares, Inc. and its subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition and/or results of operations. See note 20 in the notes to the Consolidated Financial Statements.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Select Market under the symbol “NWBI.” As of February 21, 2020, we had 22 registered market makers, 12,532 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 106,934,228 shares outstanding.

Payment of dividends on our shares of common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, our results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will continue to be declared or, if declared, what the amount of dividends will be. See "Item 1. Business Supervision and Regulation — Holding Company Regulation — Source of Strength/Capital Distributions” for additional information regarding our ability to pay dividends.

There were no sales of unregistered securities during the quarter ended December 31, 2019. Additionally, there were no repurchases of shares of common stock during the quarter ended December 31, 2019.

On December 13, 2012, the board of directors approved a program that authorizes the repurchase of approximately 5,000,000 shares. This program does not have expiration date. During the quarter ended December 31, 2019, we did not repurchase any shares and there are a maximum of 4,834,089 shares that can be purchased under the repurchase program.

Stock Performance Graph

The following stock performance graph compares (a) the cumulative total return on our common stock between December 31, 2014 and December 31, 2019, (b) the cumulative total return on stocks included in the Total Return Index for the Nasdaq Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the Nasdaq Bank Index over such period.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that our stock performance will continue in the future with the same or similar trend depicted in the graph.  We will not make or endorse any predictions as to future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Northwest Bancshares, Inc., the NASDAQ Composite Index, and the NASDAQ Bank Index

	At December 31,
	2014	2015	2016	2017	2018	2019
Northwest Bancshares, Inc.	100.00	111.72	157.06	151.51	159.69	163.44
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
NASDAQ Bank	100.00	107.08	147.27	155.68	129.17	160.44

ITEM 6.                SELECTED FINANCIAL DATA

Selected Financial and Other Data

The summary financial information presented below is derived in part from the Company’s Consolidated Financial Statements.  The following is only a summary and should be read in conjunction with the Consolidated Financial Statements and notes included elsewhere in this document.  The information at December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 is derived in part from the audited Consolidated Financial Statements that appear in this document.  The information at December 31, 2017, 2016 and 2015, and for the years ended December 31, 2016 and 2015, is derived in part from audited Consolidated Financial Statements that do not appear in this document.

	At December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Consolidated Financial Data:
Total assets	$10,493,908	9,607,773	9,363,934	9,623,640	8,951,899
Cash and cash equivalents	60,846	68,789	77,710	389,867	167,408
Investment securities held-to-maturity	—	—	—	4,808	6,610
Investment securities available-for-sale	146,742	224,192	261,809	378,666	395,688
Mortgage-backed securities held-to-maturity	18,036	22,765	29,677	15,170	25,079
Mortgage-backed securities available-for-sale	673,159	577,258	530,726	447,534	478,717
Loans receivable, net of allowance for loan losses:
Residential mortgage loans	2,865,553	2,860,333	2,772,248	2,693,439	2,717,385
Home equity loans	1,339,729	1,254,890	1,305,521	1,340,837	1,201,861
Consumer loans	1,112,539	848,214	658,056	634,334	512,691
Commercial real estate loans	2,732,802	2,443,446	2,431,266	2,315,414	2,317,647
Commercial loans	700,110	589,342	569,523	512,384	409,865
Total loans receivable, net	8,750,733	7,996,225	7,736,614	7,496,408	7,159,449
Deposits	8,592,007	7,894,179	7,826,989	7,882,321	6,612,581
Borrowed funds	246,336	234,389	108,238	142,899	975,007
Shareholders’ equity	1,353,285	1,257,638	1,207,724	1,170,663	1,163,163

	For the year ended December 31,
	2019	2018	2017	2016	2015
	(In thousands except per share data)
Selected Consolidated Operating Data:
Total interest income	$417,380	375,781	358,856	345,634	319,580
Total interest expense	56,914	37,140	28,071	38,299	56,327
Net interest income	360,466	338,641	330,785	307,335	263,253
Provision for loan losses	22,659	20,332	19,751	13,542	9,712
Net interest income after provision for loan losses	337,807	318,309	311,034	293,793	253,541
Noninterest income	99,407	91,702	110,480	85,360	68,836
Noninterest expense	296,103	276,098	285,603	307,838	233,877
Income before income taxes	141,111	133,913	135,911	71,315	88,500
Income tax expense	30,679	28,422	41,444	21,648	27,960
Net income	$110,432	105,491	94,467	49,667	60,540
Earnings per share:
Basic	$1.05	1.03	0.94	0.50	0.64
Diluted	$1.04	1.02	0.92	0.49	0.64

At or for the year ended December 31,
2019	2018	2017	2016	2015
Selected Financial Ratios and Other Data:
Return on average assets (1), (5), (6), (7), (8), (9)	1.07%	1.11%	0.99%	0.55%	0.73%
Return on average equity (2), (5), (6), (7), (8), (9)	8.36%	8.61%	7.95%	4.28%	5.49%
Average capital to average assets	12.79%	12.87%	12.51%	12.73%	13.25%
Capital to total assets	12.90%	13.09%	12.90%	12.16%	12.99%
Tangible common equity to tangible assets	9.72%	10.03%	9.68%	8.95%	10.28%
Net interest rate spread (3)	3.62%	3.73%	3.72%	3.60%	3.29%
Net interest margin (4)	3.84%	3.88%	3.82%	3.73%	3.49%
Noninterest expense to average assets (5), (6), (8), (9)	2.87%	2.90%	3.01%	3.38%	2.81%
Efficiency ratio (5), (6), (7), (8), (9)	62.97%	62.80%	63.19%	77.31%	69.92%
Noninterest income to average assets (7)	0.96%	0.96%	1.16%	0.94%	0.83%
Net interest income to noninterest expense (5), (6), (8), (9)	1.22x	1.23x	1.16x	1.00x	1.13x
Dividend payout ratio	69.23%	66.67%	69.60%	122.45%	87.50%
Nonperforming loans to net loans receivable	0.79%	0.91%	0.84%	1.07%	1.02%
Nonperforming assets to total assets	0.67%	0.78%	0.75%	0.88%	0.91%
Allowance for loan losses to nonperforming loans	84.09%	76.21%	87.43%	76.00%	85.86%
Allowance for loan losses to net loans receivable	0.66%	0.69%	0.73%	0.81%	0.88%
Average interest-earning assets to average interest-bearing liabilities	1.35	x	1.35x	1.31x	1.28	x	1.26	x
Number of banking offices	181	172	172	176	181
Number of consumer finance offices	—	—	—	49	51

(1)	Represents net income divided by average assets.

(2)	Represents net income divided by average equity.

(3)	Represents average yield on interest-earning assets less average cost of interest-bearing liabilities (shown on an fully taxable equivalent "FTE" basis).

(4)	Represents net interest income as a percentage of average interest-earning assets (shown on a FTE basis).

(5)	2016 includes $37.0 million FHLB prepayment penalty, $12.2 million restructuring/acquisition expense and $5.1 million ESOP termination expense.
(6) 2017 includes $4.4 million restructuring/acquisition expense.
(7) 2017 includes $17.2 million gain on sale of offices.
(8) 2018 includes $1.0 million restructuring/acquisition expense.
(9) 2019 includes $4.2 million restructuring/acquisition expense.

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our principal business consists of collecting deposits and making loans secured by various types of collateral, including real estate and other assets in the markets in which we are located.  Attracting and maintaining deposits is affected by a number of factors, including interest rates paid on competing deposits and other investments offered by other financial and non-financial institutions, account maturities, fee structures, and levels of personal income and savings.  Lending activities are affected by the demand for funds and thus are influenced by interest rates, the number and quality of lenders and regional economic conditions. Sources of funds for lending activities include deposits, borrowings, repayments on loans, cash flows from investment and mortgage-backed securities and income provided from operations.

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

Our net income was $110.4 million, or $1.04 per diluted share, for the year ended December 31, 2019 compared to $105.5 million, or $1.02 per diluted share, for the year ended December 31, 2018 and $94.5 million, or $0.92 per diluted share, for the year ended December 31, 2017.  The loan loss provision was $22.7 million for the year ended December 31, 2019 compared to $20.3 million for the year ended December 31, 2018 and $19.8 million for the year ended December 31, 2017.

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

Valuation of Investment Securities.  Our investment securities are classified as either held-to-maturity or available-for-sale.  Held-to-maturity securities are carried at amortized cost, while available-for-sale securities are carried at fair value.  Unrealized gains or losses on available-for-sale securities, net of deferred taxes, are reported in other comprehensive income. Fair values are determined as described in note 17 of the notes to the Consolidated Financial Statements. Semi-annually (at May 31 and November 30), we validate the prices received from third parties by comparing them to prices provided by a different independent pricing service. We have reviewed the detailed valuation methodologies provided to us by our pricing services. Additional information related to our investment securities can be found in note 1(d) of the notes to the Consolidated Financial Statements.

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

Goodwill. Goodwill is not subject to regular amortization but instead is required to be tested for impairment at least annually and possibly more frequently if certain events occur or changes in circumstances arise. In testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the totality of events and circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the impairment test would be unnecessary. However, if we conclude otherwise, it would then be required to perform the quantitative impairment test. In the quantitative impairment test, the fair value of each reporting unit is compared to its carrying amount in order to determine if impairment is indicated. If the estimated fair value exceeds the carrying amount, the reporting unit is not deemed to be impaired. If the estimated fair value is below the carrying value of the reporting unit, the difference is the amount of impairment. Determining the fair value of a reporting unit requires a high degree of subjective judgment, including developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium.

Future changes in the economic environment or the operations of the reporting units could cause changes to these variables, which could give rise to declines in the estimated fair value of goodwill.  Declines in fair value could result in impairment being identified.  We have established June 30 of each year as the date for conducting our annual goodwill impairment assessment.  Quarterly, we evaluate if there are any triggering events that would require an update to our previous assessment.  The variables are selected as of June 30 and the valuation model is run to determine the fair value of the reporting unit. We have determined that goodwill was not impaired as of June 30, 2019.

As of December 31, 2019, we have determined that goodwill is not impaired and there were no changes in our operations that would cause us to update the goodwill impairment test performed as of June 30, 2019.

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

In determining the projected benefit obligations for pension benefits at December 31, 2019 and 2018, we used a discount rate of 3.14% and 4.15%, respectively.  We use the Citigroup Pension Liability Index rates matching the duration of our benefit payments as of the measurement date, December 31, to determine the discount rate.

Recently Issued Accounting Standards

The following accounting standard updates issued by the Financial Accounting Standards Board have not yet been adopted.

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

Management has created a formal working group to govern the implementation of these amendments, consisting of key stakeholders from finance, risk, credit and accounting. The working group meets periodically to discuss the progress of implementation, monitor the established timeline and discuss latest hot topics and industry trends. We have engaged a third party to assist in the development of certain portfolio-level estimation methodologies and have chosen, and are in the process of implementing, a third-party software platform provider and have completed a preliminary current expected credit loss estimation. This estimation includes the quantitative and qualitative components of the calculation which incorporates a forecasting component of certain economic variables. We are currently working to finalize our documentation around the CECL methodology and designing and updating processes, internal controls and financial statement disclosures. The CECL model was also reviewed and validated by an independent consultant during the fourth quarter of 2019 and recommendations will be reviewed and implemented prior to adoption. While the impact of adopting ASU 2016-13 will depend upon the state of the economy, the nature of our portfolios, the model calibration and remaining implementation steps, among other items at the date of adoption, we currently expect the adoption of ASU 2016-13 could result in a combined 15% to 35% increase in our allowance for loan losses and our reserves for unfunded commitments.

The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios. We plan to phase-in the transitional amounts impacting regulatory capital over a three-year period with 25% of the impact in the first year, 50% in the second year, 75% in the third year and the full impact beginning in the fourth year.

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

In December 2019, the FASB issued ASU 2019-12, "Income Taxes - Simplifying the Accounting for Income Taxes." This guidance simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This guidance is effective for annual periods beginning after December 15, 2020, including interim periods within those years, with early adoption permitted. We do not expect this guidance to have a material impact on our financial statements.

Balance Sheet Analysis

Assets.  Total assets at December 31, 2019 were $10.494 billion, an increase of $886.1 million, or 9.2%, from $9.608 billion at December 31, 2018. This increase in assets was due primarily to an increase in net loans receivable of $754.5 million. A discussion of significant changes follows.

Cash and cash equivalents. Cash and cash equivalents decreased by $7.9 million, or 11.5%, to $60.8 million at December 31, 2019, from $68.8 million at December 31, 2018. This decrease was a result of funding gross loan growth of $757.2 million, partially offset by increases in deposits of $697.8 million and borrowings of $11.9 million.

Investment securities.  Investment securities increased by $13.7 million, or 1.7%, to $837.9 million at December 31, 2019, from $824.2 million at December 31, 2018. This increase was a result of using the cash flow generated from these portfolios to purchase higher yielding investment securities.

The following table sets forth certain information regarding the amortized cost and fair value of our available-for-sale investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2019		2018		2017
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Residential mortgage-backed securities available-for-sale:
Fixed rate pass-through certificates	$142,421	143,481	130,172	126,627	144,411	142,702
Variable rate pass-through certificates	18,933	19,678	24,761	25,759	33,079	34,537
Fixed rate non-agency CMOs	—	—	—	—	15	15
Fixed rate agency CMOs	452,256	454,168	365,427	360,371	284,320	279,086
Variable rate agency CMOs	55,743	55,832	64,246	64,501	74,274	74,386
Total residential mortgage-backed securities available-for-sale	$669,353	673,159	584,606	577,258	536,099	530,726
Investment securities available-for-sale:
U.S. Government, agency and GSEs	$119,673	119,775	204,469	202,115	212,024	209,270
Municipal securities	25,550	26,048	21,026	21,163	50,511	51,056
Corporate debt issues	919	919	914	914	909	909
Equity securities and mutual funds	—	—	—	—	551	574
Total investment securities available-for-sale	$146,142	146,742	226,409	224,192	263,995	261,809

The following table sets forth certain information regarding the amortized cost and fair value of our held-to-maturity investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2019		2018		2017
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Residential mortgage-backed securities held-to-maturity:
Fixed rate pass-through certificates	$2,197	2,280	2,896	2,949	3,760	3,900
Variable rate pass-through certificates	1,210	1,238	1,666	1,705	2,283	2,347
Fixed rate agency CMOs	14,016	14,084	17,552	17,130	22,906	22,678
Variable rate agency CMOs	613	621	651	662	729	742
Total residential mortgage-backed securities held-to-maturity	$18,036	18,223	22,765	22,446	29,678	29,667

The following table sets forth information regarding the issuers and the carrying value of our mortgage-backed securities at the dates indicated.

	At December 31,
	2019	2018	2017
	(In thousands)
Residential mortgage-backed securities:
FNMA	$280,832	288,825	286,031
GNMA	231,491	81,444	37,796
FHLMC	178,375	229,226	236,007
Other (non-agency)	497	528	570
Total mortgage-backed securities	$691,195	600,023	560,404

Investment Portfolio Maturities and Yields.  The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for our investment securities and mortgage-backed securities portfolios at December 31, 2019. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	One year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Fair value	Annualized weighted average yield
	(Dollars in thousands)
Investment securities available-for-sale:
Government sponsored entities	$50,777	2.67%	$50,229	1.39%	$3,716	2.41%	$—	—%	$104,722	104,784	2.05%
U.S. Government and agency obligations	14,951	2.71%	—	—%	—	—%	—	—%	14,951	14,991	2.71%
Municipal securities	809	1.87%	2,891	3.08%	10,155	2.99%	11,695	3.13%	25,550	26,048	3.03%
Corporate debt issues	—	—%	—	—%	919	10.35%	—	—%	919	919	10.35%
Total investment securities available-for-sale	66,537	2.67%	53,120	1.48%	14,790	3.30%	11,695	3.13%	146,142	146,742	2.34%

Residential mortgage-backed securities available-for-sale:
Pass-through certificates	18,935	4.11%	12,586	2.46%	40,366	2.17%	89,467	2.66%	161,354	163,159	2.69%
CMOs	56,294	2.20%	20,477	1.98%	51,735	1.50%	379,493	2.72%	507,999	510,000	2.51%
Total residential mortgage-backed securities available-for-sale	75,229	2.68%	33,063	2.16%	92,101	1.79%	468,960	2.71%	669,353	673,159	2.55%

Residential mortgage-backed securities held-to-maturity:
Pass-through certificates	1,210	3.49%	—	—%	1,604	3.62%	592	4.50%	3,407	3,518	3.73%
CMOs	613	2.34%	32	2.14%	—	—%	13,984	2.50%	14,629	14,705	2.49%
Total residential mortgage-backed securities held-to-maturity	1,823	3.10%	32	2.14%	1,604	3.62%	14,576	2.58%	18,036	18,223	2.73%
Total investment securities and mortgage-backed securities	$143,589	2.68%	$86,215	1.74%	$108,495	2.03%	$495,231	2.71%	$833,531	838,124	2.52%

Further information and analysis of our investment portfolio, including tables with information related to gross unrealized gains and losses on available-for sale and held-to-maturity investment securities and tables showing the fair value and gross unrealized losses on investment securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position are located in note 5 of the notes to the Consolidated Financial Statements.

Loans Receivable.  Net loans receivable increased by $754.5 million, or 9.4%, to $8.751 billion at December 31, 2019, from $7.996 billion at December 31, 2018. This increase was due primarily to the addition of $407.8 million, at fair value, of loans related to the acquisition of Union Community Bank ("UCB") as well as organic growth of $346.7 million over the last twelve months.

Set forth below are selected data related to the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Personal Banking:
Residential mortgage loans	$2,862,702	31.7%	$2,860,212	34.6%	$2,772,549	34.8%	$2,699,131	34.8%	$2,722,480	36.8%
Home equity loans	1,342,918	14.9%	1,258,422	15.2%	1,310,355	16.4%	1,345,370	17.4%	1,205,903	16.3%
Consumer loans:
Automobile	967,694	10.7%	703,874	8.5%	492,464	6.2%	431,802	5.6%	345,794	4.7%
Education loans	—	—%	—	—%	4,200	0.1%	5,720	0.1%	7,541	0.1%
Loans on savings accounts	5,712	0.1%	6,498	0.1%	6,846	0.1%	7,443	0.1%	7,918	0.1%
Other (1)	119,989	1.3%	127,494	1.6%	153,818	1.9%	186,294	2.4%	149,364	2.0%
Total Consumer loans	1,093,395	12.1%	837,866	10.2%	657,328	8.3%	631,259	8.2%	510,617	6.9%

Total Personal Banking	5,299,015	58.6%	4,956,500	60.0%	4,740,232	59.5%	4,675,760	60.4%	4,439,000	60.0%

Commercial Banking:
Commercial real estate	2,964,907	32.8%	2,639,374	32.0%	2,599,340	32.6%	2,513,669	32.4%	2,524,274	34.1%
Commercial loans	774,571	8.6%	661,778	8.0%	633,163	7.9%	557,219	7.2%	437,715	5.9%
Total Commercial Banking	3,739,478	41.4%	3,301,152	40.0%	3,232,503	40.5%	3,070,888	39.6%	2,961,989	40.0%
Total loans receivable, gross	9,038,493	100.0%	8,257,652	100.0%	7,972,735	100.0%	7,746,648	100.0%	7,400,989	100.0%

Deferred loan costs	52,099		37,618		27,782		22,375		20,065
Undisbursed loan proceeds	(281,918)		(243,831)		(207,108)		(211,676)		(198,933)
Allowance for loan losses:
Personal Banking:
Residential mortgage loans	(2,574)		(4,137)		(3,955)		(4,727)		(4,710)
Home equity loans	(3,189)		(3,532)		(4,834)		(4,533)		(4,042)
Consumer loans	(12,593)		(11,499)		(13,333)		(8,627)		(7,598)
Total Personal Banking	(18,356)		(19,168)		(22,122)		(17,887)		(16,350)
Commercial Banking:
Commercial real estate	(21,588)		(28,375)		(23,460)		(26,675)		(33,787)
Commercial loans	(17,997)		(7,671)		(11,213)		(16,377)		(12,535)
Total Commercial Banking	(39,585)		(36,046)		(34,673)		(43,052)		(46,322)
Total allowance for loan losses	(57,941)		(55,214)		(56,795)		(60,939)		(62,672)
Total loans receivable, net	$8,750,733		$7,996,225		$7,736,614		$7,496,408		$7,159,449
(1)     Consists primarily of secured and unsecured personal loans.

The following table sets forth the maturity of our loan portfolio at December 31, 2019.  Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which they contractually mature, and fixed-rate loans are included in the period in which the contractual repayment is due.

At December 31, 2019 (In thousands)	Due in one year or less	Due after one year through two years	Due after two years through three years	Due after three years through five years	Due after five years	Total
Personal Banking:
Residential mortgage loans	$120,912	122,906	126,345	258,680	2,233,859	2,862,702
Home equity loans	114,223	87,648	84,692	149,826	906,529	1,342,918
Consumer loans	262,197	219,101	207,609	306,934	97,554	1,093,395
Total Personal Banking	497,332	429,655	418,646	715,440	3,237,942	5,299,015

Commercial Banking:
Commercial real estate loans	616,805	415,180	334,690	545,053	1,053,179	2,964,907
Commercial loans	304,884	110,550	70,511	184,207	104,419	774,571
Total Commercial Banking	921,689	525,730	405,201	729,260	1,157,598	3,739,478

Total	$1,419,021	955,385	823,847	1,444,700	4,395,540	9,038,493

The following table sets forth at December 31, 2019, the dollar amount of all fixed-rate and adjustable-rate loans due one year or more after December 31, 2019.  Adjustable and floating-rate loans are included in the table based on the contractual due date of the loan.

At December 31, 2019 (In thousands)	Fixed	Adjustable	Total
Personal Banking:
Residential mortgage loans	$2,709,508	32,282	2,741,790
Home equity loans	794,422	434,272	1,228,695
Consumer loans	801,357	29,841	831,198
Total Personal Banking	4,305,287	496,395	4,801,683

Commercial Banking:
Commercial real estate loans	604,660	1,743,442	2,348,102
Commercial loans	162,784	306,903	469,687
Total Commercial Banking	767,444	2,050,345	2,817,789

Total	$5,072,731	2,546,740	7,619,472

Deposits. Total deposits increased by $697.8 million, or 8.8%, to $8.592 billion at December 31, 2019 from $7.894 billion at December 31, 2018 primarily due to the addition of $479.4 million, at fair value, related to the UCB acquisition. In addition, legacy total deposits increased by $218.4 million, or 2.8%. Contributing to this increase, our legacy interest-bearing demand deposits increased by $398.3 million, or 27.4%, to $1.854 billion at December 31, 2019 from $1.455 billion at December 31, 2018 as well as our legacy time deposits increased by $44.1 million, or 3.1%. Legacy money market deposit accounts also increased by $120.5 million, or 7.3%, to $1.782 billion at December 31, 2019 from $1.662 billion at December 31, 2018. Partially offsetting these increases was a decrease in legacy noninterest-bearing demand deposits of $263.8 million, or 15.2%, to $1.472 billion at December 31, 2019 from $1.736 billion at December 31, 2018. Additionally, legacy savings deposits decreased by $80.7 million, or 4.9%, to $1.555 billion at December 31, 2019 from $1.636 billion at December 31, 2018 as a result of recent increased market interest rate competition for interest rate sensitive customers.

     The following table sets forth the dollar amount of deposits in the various types of accounts we offered at the dates indicated.

	At December 31,
	2019			2018			2017
	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)
	(Dollars in thousands)
Savings deposits	$1,604,838	18.7%	0.19%	$1,636,099	20.7%	0.18%	$1,653,579	21.1%	0.18%
Demand deposits	3,553,761	41.4%	0.12%	3,191,616	40.4%	0.13%	3,053,337	39.0%	0.08%
Money market deposit accounts	1,863,998	21.7%	0.64%	1,661,623	21.0%	0.50%	1,707,450	21.8%	0.24%
Time deposits:
Maturing within 1 year	909,509	10.6%	1.61%	553,173	7.0%	1.19%	666,348	8.5%	0.83%
Maturing 1 to 3 years	514,957	6.0%	1.74%	565,665	7.2%	1.69%	427,825	5.5%	1.26%
Maturing more than 3 years	144,944	1.7%	2.37%	286,003	3.6%	2.03%	318,450	4.1%	1.70%
Total certificates	1,569,410	18.3%	1.73%	1,404,841	17.8%	1.57%	1,412,623	18.0%	1.16%
Total deposits	$8,592,007	100.0%	0.54%	$7,894,179	100.0%	0.47%	$7,826,989	100.0%	0.33%
(1)   Represents percentage of total deposits.
(2)   Represents weighted average nominal rate at year end.

The following table sets forth the dollar amount of deposits in each state by branch location as of December 31, 2019.

State	Balance	Percent
	(Dollars in thousands)
Pennsylvania	$5,439,925	63.3%
New York	2,228,545	25.9%
Ohio	923,537	10.8%
Total	$8,592,007	100.0%

The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2019.

Maturity period	Certificates of deposit
(In thousands)
Three months or less	$165,292
Over three months through six months	87,394
Over six months through twelve months	73,463
Over twelve months	194,961
Total	$521,110

Borrowings.  Borrowings increased by $11.9 million, or 5.1%, to $246.3 million at December 31, 2019 from $234.4 million at December 31, 2018, in order to fund internal loan growth.

The following table sets forth information concerning our borrowings at the dates and for the periods indicated.

	During the years ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Federal Home Loan Bank of Pittsburgh borrowings:
Average balance outstanding	$115,364	43,428	11,331
Maximum outstanding at end of any month during year	249,600	134,300	87,300
Balance outstanding at end of year	153,600	128,600	—
Weighted average interest rate during year	2.38%	2.33%	1.34%
Weighted average interest rate at end of year	1.81%	2.60%	—%

Collateralized borrowings:
Average balance outstanding	$91,094	102,792	121,019
Maximum outstanding at end of any month during year	101,146	110,309	137,191
Balance outstanding at end of year	92,736	105,789	108,238
Weighted average interest rate during year	0.25%	0.20%	0.18%
Weighted average interest rate at end of year	0.29%	0.24%	0.20%

Total borrowings:
Average balance outstanding	$206,458	146,220	132,350
Maximum outstanding at end of any month during year	345,473	239,894	199,247
Balance outstanding at end of year	246,336	234,389	108,238
Weighted average interest rate during year	1.39%	0.82%	0.26%
Weighted average interest rate at end of year	1.24%	1.53%	0.20%

Shareholders’ equity. Total shareholders’ equity at December 31, 2019 was $1.353 billion, an increase of $95.6 million, or 7.6%, from $1.258 billion at December 31, 2018. This increase in equity was primarily the result of net income of $110.4 million as well as the impact of $43.3 million from the issuance of common stock for the Union Community Bank acquisition in the second quarter of 2019. This increase was partially offset by the payment of cash dividends of $76.2 million.

Average Balance Sheets

The following tables set forth average balance sheets, average yields, on a FTE basis, and average costs, and certain other information at and for the periods indicated.  All average balances are daily average balances.  Non-accrual loans are included in the computation of average balances.  The yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income or expense.  The average yield for loans receivable and investment securities are calculated on a fully-taxable equivalent basis.

	For the years ended December 31,
	2019			2018			2017
	Average balance	Interest	Average yield/cost (11)	Average balance	Interest	Average yield/cost (11)	Average balance	Interest	Average yield/cost (11)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (includes FTE adjustments of $1,335, $1,332 and $2,188, respectively) (1), (2), (3)	$8,554,954	396,144	4.63%	$7,883,944	357,903	4.54%	$7,664,288	342,180	4.46%
Mortgage-backed securities (4)	639,764	16,670	2.61%	586,613	13,781	2.35%	563,696	11,343	2.01%
Investment securities (includes FTE adjustments of $225, $287 and $1,090, respectively) (4), (5)	205,757	4,470	2.17%	240,989	4,429	1.84%	350,870	6,862	1.96%
FHLB stock, at cost	14,477	1,056	7.29%	10,354	452	4.37%	8,186	250	3.05%
Interest-earning deposits	23,305	600	2.54%	41,079	835	2.00%	158,229	1,499	0.93%
Total interest-earning assets (includes FTE adjustments of $1,560, $1,619 and $3,278, respectively)	9,438,257	418,940	4.44%	8,762,979	377,400	4.30%	8,745,269	362,134	4.14%
Noninterest-earning assets (6)	890,760			752,007			757,249
Total assets	$10,329,017			$9,514,986			$9,502,518
Interest-bearing liabilities:
Savings deposits	$1,655,495	3,115	0.19%	$1,669,930	3,064	0.18%	$1,688,451	3,062	0.18%
Interest-bearing demand deposits	1,651,393	6,012	0.36%	1,447,809	3,607	0.25%	1,432,134	1,027	0.07%
Money market deposit accounts	1,778,661	13,010	0.73%	1,690,481	5,740	0.34%	1,810,083	4,203	0.23%
Time deposits	1,555,726	27,079	1.74%	1,415,187	18,574	1.31%	1,490,378	14,765	0.99%
Borrowed funds (7)	206,458	2,865	1.39%	146,220	1,194	0.82%	132,350	348	0.26%
Junior subordinated debentures	120,012	4,833	3.97%	111,213	4,961	4.40%	111,213	4,666	4.14%
Total interest-bearing liabilities	6,967,745	56,914	0.82%	6,480,840	37,140	0.57%	6,664,609	28,071	0.42%
Noninterest-bearing demand deposits (8)	1,835,622			1,710,841			1,556,511
Noninterest-bearing liabilities	204,198			98,550			92,611
Total liabilities	9,007,565			8,290,231			8,313,731
Shareholders’ equity	1,321,452			1,224,755			1,188,787
Total liabilities and shareholders’ equity	$10,329,017			$9,514,986			$9,502,518
Net interest income		362,026			340,260			334,063
Net interest rate spread (9)			3.62%			3.73%			3.72%
Net interest-earning assets/net interest margin (10)	$2,470,512		3.84%	$2,282,139		3.88%	$2,080,660		3.82%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.35X			1.35X			1.31X

(1)	Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.

(2)	Interest income includes accretion/amortization of deferred loan fees/expenses, which was not material.

(3)	Interest income on tax-free loans is presented on a FTE basis including adjustments, as indicated.

(4)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(5)	Interest income on tax-free investment securities is presented on a FTE basis including adjustments, as indicated.

(6)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(7)	Average balances include FHLB borrowings and collateralized borrowings.

(8)	Average cost of deposits were 0.58%, 0.39% and 0.29%, respectively.

(9)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(10)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(11)
Shown on a FTE basis. GAAP basis yields for the years ended December 31, 2019, 2018 and 2017 were - Loans: 4.61%, 4.52% and 4.44%, respectively, Investment securities: 2.06%, 1.72% and 1.65%, respectively, Interest-earning assets: 4.42%, 4.29% and 4.10%, respectively. GAAP basis net interest rate spreads were 3.61%, 3.72% and 3.68%, respectively, and GAAP basis net interest margins were 3.82%, 3.86% and 3.78%, respectively.

Rate/Volume Analysis

The following table presents, on a FTE basis, the changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the year ended December 31, 2019 compared to 2018 and for the year ended December 31, 2018 compared to 2017. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the prior year rate; (2) changes in rate multiplied by the prior year volume; and (3) the total increase or decrease. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Years ended December 31, 2019 vs. 2018			Years ended December 31, 2018 vs. 2017
	Increase/(decrease)		Total	Increase/(decrease)		Total
	due to		increase/	due to		increase/
	Rate	Volume	(decrease)	Rate	Volume	(decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$7,169	31,072	38,241	5,751	9,972	15,723
Mortgage-backed securities	1,504	1,385	2,889	1,900	538	2,438
Investment securities	806	(765)	41	(414)	(2,019)	(2,433)
Federal Home Loan Bank stock, at cost	303	301	604	108	94	202
Interest-earning deposits	223	(458)	(235)	1,717	(2,381)	(664)
Total interest-earning assets	10,005	31,535	41,540	9,062	6,204	15,266

Interest-bearing liabilities:
Savings deposits	78	(27)	51	36	(34)	2
Interest-bearing demand deposits	1,664	741	2,405	2,541	39	2,580
Money market deposit accounts	6,625	645	7,270	1,943	(406)	1,537
Time deposits	6,059	2,446	8,505	4,796	(987)	3,809
Borrowed funds	835	836	1,671	733	113	846
Junior subordinated debentures	(482)	354	(128)	295	—	295
Total interest-bearing liabilities	14,779	4,995	19,774	10,344	(1,275)	9,069
Net change in net interest income	$(4,774)	26,540	21,766	(1,282)	7,479	6,197

Comparison of Results of Operations for the Years Ended December 31, 2019 and 2018

General. Net income for the year ended December 31, 2019 was $110.4 million, or $1.04 per diluted share, an increase of $4.9 million, or 4.7%, from $105.5 million, or $1.02 per diluted share, for the year ended December 31, 2018. The increase in net income resulted from an increase in net interest income of $21.8 million, or 6.4% and noninterest income of $7.7 million, or 8.4%. Partially offsetting these increases was an increase in provision for loan losses of $2.3 million, or 11.4%, an increase in noninterest expense of $20.0 million, or 7.2%, and an increase in income tax expense of $2.3 million, or 7.9%.

Net income for the year ended December 31, 2019 represents returns on average equity and average assets of 8.36% and 1.07%, respectively, compared to 8.61% and 1.11% for the year ended December 31, 2018. A discussion of significant changes follows.

Interest Income. Total interest income increased by $41.6 million, or 11.1%, to $417.4 million for the year ended December 31, 2019 from $375.8 million for the year ended December 31, 2018. This increase is the result of an increase in the average balance of interest earning assets of $675.3 million, or 7.7%, to $9.438 billion for the year ended December 31, 2019 from $8.763 billion for the year ended December 31, 2018 and an increase in the average yield on interest-earning assets to 4.44% for the year ended December 31, 2019 from 4.30% for the year ended December 31, 2018.

Interest income on loans receivable increased by $38.2 million, or 10.7%, to $394.8 million for the year ended December 31, 2019 from $356.6 million for the year ended December 31, 2018. This increase in interest income on loans receivable is attributed to increases in the average balance and average yield on loans receivable. The average balance increased by $671.0 million, or 8.5%, to $8.555 billion for the year ended December 31, 2019 from $7.884 billion for the year ended December 31, 2018. This increase is due primarily to the addition of $407.8 million, at fair value, of loans related to the UCB acquisition and organic loan growth of $349.4 million. Additionally, the average yield on loans receivable increased to 4.63% for the year ended December 31, 2019 from 4.54% for the year ended December 31, 2018. The average loan yield was positively affected by increases in market interest rates over the past year before the Federal Reserve started its recent interest rate easing strategy.

Interest income on mortgage-backed securities increased by $2.9 million, or 21.0%, to $16.7 million for the year ended December 31, 2019 from $13.8 million for the year ended December 31, 2018. This increase is the result of increases in both the average balance and average yield. The average balance of mortgage-backed securities increased by $53.2 million, or 9.1%, to $639.8 million for the year ended December 31, 2019 from $586.6 million for the year ended December 31, 2018. The average yield on mortgage-backed securities increased to 2.61% for the year ended December 31, 2019 from 2.35% for the year ended December 31, 2018 due to the purchase of fixed-rate mortgage-backed securities, including the UCB portfolio, with yields higher than the existing Northwest portfolio.

Interest income on investment securities remained relatively flat, increase by $103,000, or 2.5%, to $4.2 million for the year ended December 31, 2019 from $4.1 million for the year ended December 31, 2018. This increase is the result of an increase in the average yield on investment securities to 2.17% for the year ended December 31, 2019 from 1.84% for the year ended December 31, 2018, due primarily to the addition of higher yielding investments, including municipal bonds, from the UCB acquisition. Partially offsetting this increase was a decrease in the average balance of investment securities of $35.2 million, or 14.6%, to $205.8 million for the year ended December 31, 2019 from $241.0 million for the year ended December 31, 2018, which was primarily due to the maturity or call of government agency securities.

Dividends on FHLB stock increased by $604,000, or 133.6%, to $1.1 million for the year ended December 31, 2019 from$452,000 for the year ended December 31, 2018. This increase is the result of increases in both the average balance and average yield. The average balance on FHLB stock increased by $4.1 million, or 39.8%, to $14.5 million for the year ended December 31, 2019 from $10.4 million for the year ended December 31, 2018. Additionally, the average yield on FHLB stock increased to 7.29% for the year ended December 31, 2019 from 4.37% for the year ended December 31, 2018. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits decreased by $235,000, or 28.1%, to $600,000 for the year ended December 31, 2019 from $835,000 for the year ended December 31, 2018. This decrease is attributable to a decrease in the average balance of interest-earning deposits. The average balance decreased by $17.8 million, or 43.3%, to $23.3 million for the year ended December 31, 2019 from $41.1 million for the year ended December 31, 2018, due to the utilization of excess cash to fund loan growth. Partially offsetting this decrease was an increase in the average yield on interesting-earning deposits to 2.54% for the year ended December 31, 2019 from 2.00% for the year ended December 31, 2018, as a result of previous increases in the targeted Federal Funds rate by the Federal Reserve Board before declining in the second half of 2019.

     Interest Expense. Interest expense increased by $19.8 million, or 53.2%, to $56.9 million for the year ended December 31, 2019 from $37.1 million for the year ended December 31, 2018. This increase in interest expense was due to both an increase in the average balance of interest-bearing liabilities and the increase in the average cost of interest-bearing liabilities. The average balance increased by $486.9 million, or 7.5%, to $6.968 billion for the year ended December 31, 2019 from $6.481 billion for the year ended December 31, 2018. This increase was primarily due to the UCB acquisition, which included $479.4 million in deposits. Additionally, the average yield on interest-bearing liabilities increased to 0.82% for the year ended December 31, 2019 from 0.57% for the year ended December 31, 2018. This increase resulted from increases in the interest rates paid on deposits and borrowed funds in response to increases in market interest rates.

Net Interest Income. Net interest income increased by $21.8 million, or 6.4%, to $360.5 million for the year ended December 31, 2019 from $338.6 million for the year ended December 31, 2018. This increase is attributable to the factors discussed above. Our interest-bearing deposit costs rose greater than yields on interest-earning assets reducing both our interest rate spread and net interest margin. Our interest rate spread decreased to 3.62% for the year ended December 31, 2019 from 3.73% for the year ended December 31, 2018 and our net interest margin also decreased to 3.84% for the year ended December 31, 2019 from 3.88% for the year ended December 31, 2018.

Provision for Loan Losses. We analyze the allowance for loan losses as described in note 1(f) of the notes to the Consolidated Financial Statements. The provision for loan losses increased by $2.3 million, or 11.4%, to $22.7 million for the year ended December 31, 2019 from $20.3 million for the year ended December 31, 2018. This increase is due primarily to a downgrade of an $11.5 million commercial loan resulting in a loan loss reserve on this relationship of approximately $7.4 million. Partially offsetting this increase was a decrease in total nonaccrual loans by $3.4 million, or 4.7%, to $68.9 million, or 0.78% of total loans, at December 31, 2019 from $72.3 million, or 0.90% of total loans, at December 31, 2018. In addition, total loan delinquency decreased to $119.4 million, or 1.36% of total loans at December 31, 2019 from $121.5 million, or 1.51% of total loans at December 31, 2018.

In determining the amount of the current period provision, we considered current economic conditions, including unemployment levels, bankruptcy filings, and changes in real estate values, and assessed the impact of these factors on the quality of our loan portfolio and historical loss factors. We analyze the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience as of December 31, 2019.

Noninterest Income. Noninterest income increased by $7.7 million, or 8.4%, to $99.4 million for the year ended December 31, 2019 from $91.7 million for the year ended December 31, 2018. This increase is primarily attributable to a $3.2 million, or 540.8%, increase in mortgage banking income to $3.8 million for the year ended December 31, 2019 from $596,000 for the year ended December 31, 2018, as a result of expanding our secondary market sales capabilities. Service charges and fees also increased $2.3 million, or 4.5%, to $53.1 million for the year ended December 31, 2019 from $50.8 million for the year ended December 31, 2018, primarily due to additional fees collected on deposit accounts due to a recent change in fee structure while also being positively impacted by transaction volume. We recognized a gain of $1.7 million during the current year on the sale of approximately $98.2 million of one-to-four family mortgage loans from our portfolio. Also, trust and other financial services income increased by $1.2 million, or 7.1%, to $17.8 million for the year ended December 31, 2019 from $16.6 million for the year ended December 31, 2018, due primarily to new brokerage production. Slightly offsetting these increases was a decrease of $1.4 million, or 24.1%, in income on bank owned life insurance to $4.4 million for the year ended December 31, 2019 from $5.8 million for the year ended December 31, 2018 due to death benefits received in the prior year.

Noninterest Expense. Noninterest expense increased by $20.0 million, or 7.2%, to $296.1 million for the year ended December 31, 2019 from $276.1 million for the year ended December 31, 2018. All noninterest expense categories, with the exception of federal deposit insurance premiums, marketing expense, and real estate owned expense, increased compared to last year. Most of these increases resulted from the UCB acquisition as well as the pending MutualFirst Financial, Inc. acquisition scheduled to close in the second quarter of 2020. The largest driver of the overall increase was a $10.7 million, or 7.0%, increase in compensation and employee benefits expense to $163.1 million for the year ended December 31, 2019 from $152.4 million for the year ended December 31, 2018, due to both internal growth in compensation and staff as well as the addition of UCB employees. Also contributing to the increase was an increase in processing expenses of $3.4 million, or 8.7%, to $42.5 million for the year ended December 31, 2019 from $39.0 million for the year ended December 31, 2018, primarily due to our continued efforts to invest in technology and infrastructure as well as improvements to our mortgage and commercial loan origination platforms. Acquisition expense increased by $3.2 million, or 311.0%, to $4.2 million for the year ended December 31, 2019 from $1.0 million for the year ended December 31, 2018 due both to costs incurred as part of the UCB acquisition as well as initial expenses incurred as a result of the MutualFirst Financial, Inc. acquisition. Professional services expenses also increased by $1.7 million, or 15.9% primarily as a result of the continued consulting engagements related to the implementation of ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments as well as a deposit consulting engagement focused on product, price and promotion. Additionally, other noninterest expense increased by $2.7 million or 23.5%, to $14.0 million for the year ended December 31, 2019 from $11.3 million for the year ended December 31, 2018, due to both an increase in pension related servicing costs and an increase in litigation expenses. Slightly offsetting these increases was a decrease in FDIC premiums of $2.1 million, or 75.1%, due to an FDIC assessment credit received during the current year as a result of the deposit insurance fund becoming fully funded as well as a decrease in marketing expense of $1.4 million, or 17.0%, due primarily to our debit card reward program being discontinued.

Income Taxes. The provision for income taxes increased by $2.3 million, or 7.9%, to $30.7 million for the year ended December 31, 2019 from $28.4 million for the year ended December 31, 2018. This increase in income tax expense is primarily the result of the $7.2 million, or 5.4%, increase in pretax income to $141.1 million for the year ended December 31, 2019 from $133.9 million for the year ended December 31, 2018. In addition, our effective tax rate for the year ended December 31, 2019 was 21.7% compared to 21.2% for the year ended December 31, 2018.

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

Interest income on investment securities decreased by $1.7 million, or 28.2%, to $4.1 million for year ended December 31, 2018 from $5.8 million for the year ended December 31, 2017. This decrease is the result of a decrease in the average balance of investment securities of $109.9 million, or 31.3%, to $241.0 million for the year ended December 31, 2018 from $350.9 million for the year ended December 31, 2017 which was primarily due to the maturity or call of municipal and government agency securities. Partially offsetting this decrease was an increase in the average yield on investment securities to 1.84% for the year ended December 31, 2018 from 1.96% for the year ended December 31, 2017, due primarily to an increase in short-term market interest rates.

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

Net Interest Income. Net interest income increased by $7.9 million, or 2.4%, to $338.6 million for the year ended December 31, 2018 from $330.8 million for the year ended December 31, 2017. This increase is attributable to the factors discussed above. As a result of loan growth and the continued change in our deposit mix toward lower cost accounts, both our interest rate spread and net interest margin increased. Net interest rate spread increased to 3.73% for the year ended December 31, 2018 from 3.72% for the year ended December 31, 2017 while net interest margin increased to 3.88% for the year ended December 31, 2018 from 3.82% for the year ended December 31, 2017.

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

In determining the amount of the current period provision, we considered current economic conditions as of December 31, 2018, including unemployment levels, bankruptcy filings, and changes in real estate values, and assessed the impact of these factors on the quality of our loan portfolio and historical loss factors. We analyze the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that was recorded was sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience as of December 31, 2018.

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

Collection procedures. Our collection procedures for personal loans generally provide that at 15 days delinquent, a notice of late charges is sent and personal contact efforts are attempted by telephone to strengthen the collection process and obtain reasons for the delinquency. Also, plans to establish a payment program are developed. Personal contact efforts are continued throughout the collection process, as necessary. Generally, if a loan becomes 30 days past due, a collection letter is sent and the loan becomes subject to possible legal action if suitable arrangements for payment have not been made. In addition, the borrower is given information which provides access to consumer counseling services to the extent required by the regulations of the Department of Housing and Urban Development

and other applicable authorities. When a loan continues in a delinquent status for 60 days or more, and a payment schedule has not been developed or kept by the borrower, we may send the borrower a notice of intent to foreclose, providing for cure periods of at least 30 days. If not cured, foreclosure proceedings are initiated.

Nonperforming assets. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of all contractual principal and/or interest is doubtful. Loans are automatically placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is reversed and charged against interest income.

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

At December 31, 2019, we expected to collect the carrying value of our purchased credit impaired loans and have determined that we can reasonably estimate their future cash flows including those loans that are 90 days or more delinquent. As a result, we do not consider these loans to be nonaccrual or impaired and continue to recognize interest income on these loans, including the loans’ accretable discount.

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$12,775	12,985	13,890	13,621	16,354
Home equity loans	5,688	6,037	7,469	5,756	6,112
Consumer loans	3,611	3,254	4,208	3,923	3,902
Commercial real estate loans	25,014	25,587	16,284	21,834	19,237
Commercial loans	4,739	3,010	3,140	3,520	2,747
Total loans 90 days or more past due	$51,827	50,873	44,991	48,654	48,352
Total real estate owned (REO)	$950	2,498	5,666	4,889	8,725
Total loans 90 days or more past due and REO	52,777	53,371	50,657	53,543	57,077
Total loans 90 days or more past due to net loans receivable	0.59%	0.64%	0.58%	0.65%	0.68%
Total loans 90 days or more past due and REO to total assets	0.50%	0.56%	0.54%	0.56%	0.64%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	$51,680	50,730	43,077	45,181	43,268
Nonaccrual loans - loans less than 90 days past due	17,190	21,552	21,378	34,355	28,394
Loans 90 days or more past due still accruing	32	166	502	649	1,334
Total nonperforming loans	68,902	72,448	64,957	80,185	72,996
Total nonperforming assets	$69,852	74,946	70,623	85,074	81,721
Nonaccrual troubled debt restructuring loans (1)	$9,043	15,306	12,285	16,346	21,118
Accruing troubled debt restructuring loans	22,956	18,302	19,819	26,580	29,997
Total troubled debt restructuring loans	$31,999	33,608	32,104	42,926	51,115

(1)	Also included in nonaccrual loans above.

During the year ended December 31, 2019, gross interest income of approximately $4.1 million would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current and in accordance with their original terms throughout the year. We recognized $1.1 million of interest income on nonaccrual and troubled debt restructuring loans during the year ended December 31, 2019.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans considered to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the financial institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention.” At December 31, 2019, we had 196 loans, with an aggregate principal balance of $123.0 million, designated as special mention.

We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. Our largest classified assets generally are also our largest nonperforming assets.

The following table sets forth the aggregate amount of our classified assets at the dates indicated.

	At December 31,
	2019	2018	2017
	(In thousands)
Substandard assets	$221,365	198,179	261,692
Doubtful assets	—	—	—
Loss assets	—	—	—
Total classified assets	$221,365	198,179	261,692

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

The individual impairment measures along with the estimated loss for each homogeneous pool are consolidated into one summary document. This summary schedule along with the support documentation used to establish this schedule is presented to management’s Allowances for loan losses committee ("ALL Committee") monthly. The ALL Committee reviews and approves the processes and ALL documentation presented.  Based on this review and discussion, the appropriate amount of ALL is estimated and any adjustments to reconcile the actual ALL with this estimate are determined.  The ALL Committee also considers if any changes to the methodology are needed.  In addition to the ALL Committee's, review and approval, a review is performed by the Risk Management Committee of the Board of Directors on a quarterly basis, and annually by Internal Audit.

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

We acknowledge that this is a dynamic process and consists of factors, many of which are external and out of our control, that can change frequently, rapidly and substantially.  The adequacy of the ALL is based upon estimates using all the information previously discussed as well as current and known circumstances and events.  There is no assurance that actual portfolio losses will not be substantially different than those that were estimated.

We utilize a structured methodology each period when analyzing the adequacy of the allowance for loan losses and the related provision for loan losses, which the ALL Committee assesses regularly for appropriateness.  As part of the analysis as of December 31, 2019, we considered the economic conditions in our markets, such as unemployment and bankruptcy levels as well as changes in estimates of real estate collateral values, and no material changes in methodology were determined to be necessary. In addition, we considered the overall trends in asset quality, specific reserves already established for criticized loans, historical loss rates and collateral valuations. The ALL increased by $2.7 million, or 4.9%, to $57.9 million, or 0.66% of total loans at December 31, 2019 from $55.2 million, or 0.69% of total loans, at December 31, 2018. This increase is due primarily to the downgrade of an $11.5 million commercial loan that resulted in a loan loss reserve on this relationship of approximately $7.4 million.

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

We also consider how the levels of non-accrual loans and historical charge-offs have influenced the required amount of ALL. Nonaccrual loans of $68.9 million, or 0.78% of total loans receivable at December 31, 2019, decreased by $3.4 million, or 4.7%, from $72.3 million, or 0.90% of total loans receivable, at December 31, 2018. This decrease is due primarily to the write down of $4.0 million on a residential land development loan and payoffs occurring in the portfolio during 2019. As a percentage of average loans, net charge-offs decreased to 0.23% for the year ended December 31, 2019 compared to 0.28% for the year ended December 31, 2018.

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Years ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Net loans receivable	$8,750,733	7,996,225	7,736,614	7,496,408	7,159,449
Average loans outstanding	8,554,954	7,883,944	7,664,288	7,391,456	6,460,078
Allowance for loan losses
Balance at beginning of period	55,214	56,795	60,939	62,672	67,518
Provision for loan losses	22,659	20,332	19,751	13,542	9,712
Charge-offs:
Residential mortgage loans	(1,166)	(1,179)	(1,039)	(3,480)	(1,126)
Home equity loans	(1,121)	(1,785)	(2,259)	(2,539)	(2,424)
Consumer loans	(11,807)	(15,965)	(20,292)	(10,905)	(8,274)
Commercial real estate loans	(5,467)	(7,387)	(4,174)	(3,740)	(6,326)
Commercial loans	(6,651)	(3,325)	(3,490)	(4,217)	(8,183)
Total charge-offs	(26,212)	(29,641)	(31,254)	(24,881)	(26,333)
Recoveries:
Residential mortgage loans	508	614	472	445	304
Home equity loans	410	531	583	672	976
Consumer loans	2,720	3,597	2,188	1,810	1,581
Commercial real estate loans	1,829	1,420	1,991	4,331	4,639
Commercial loans	813	1,566	2,125	2,348	4,275
Total recoveries	6,280	7,728	7,359	9,606	11,775
Balance at end of period	$57,941	55,214	56,795	60,939	62,672
Allowance for loan losses as a percentage of net loans receivable	0.66%	0.69%	0.73%	0.81%	0.88%
Net charge-offs as a percentage of average loans outstanding	0.23%	0.28%	0.31%	0.21%	0.23%
Allowance for loan losses as a percentage of nonperforming loans	84.09%	76.21%	87.43%	76.00%	85.86%
Allowance for loan losses as a percentage of nonperforming assets	82.95%	73.67%	80.42%	71.63%	76.79%

Allocation of Allowance for Loan Losses.  The following tables set forth the allocation of allowance for loan losses by loan category at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category.

	At December 31,
	2019		2018		2017
	Amount	% of total loans (1)	Amount	% of total loans (1)	Amount	% of total loans (1)
	(Dollars in thousands)
Balance at end of year applicable to:
Residential mortgage loans	$2,574	31.7%	$4,137	34.6%	$3,955	34.8%
Home equity loans	3,189	14.8%	3,532	15.2%	4,834	16.4%
Consumer loans	12,593	12.1%	11,499	10.2%	13,333	8.3%
Commercial real estate loans	21,588	32.8%	28,375	32.0%	23,460	32.6%
Commercial loans	17,997	8.6%	7,671	8.0%	11,213	7.9%
Total	$57,941	100.0%	$55,214	100.0%	$56,795	100%

	At December 31,
	2016		2015
	Amount	% of total loans (1)	Amount	% of total loans (1)
	(Dollars in thousands)
Balance at end of year applicable to:
Residential mortgage loans	$4,727	35.1%	$4,710	37.1%
Home equity loans	4,533	17.2%	4,042	16.0%
Consumer loans	8,627	8.1%	7,598	6.9%
Commercial real estate loans	26,675	32.4%	33,787	34.1%
Commercial loans	16,377	7.2%	12,535	5.9%
Total	$60,939	100.0%	$62,672	100.0%

(1)	Represents percentage of loans in each category to total loans.

Liquidity and Capital Resources

Northwest Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the Federal Deposit Insurance Corporation during their regular examinations.  The Federal Deposit Insurance Corporation, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The Federal Deposit Insurance Corporation allows us to consider any unencumbered, available-for-sale marketable security, whose sale would not impair our capital adequacy, to be eligible for liquidity.  Liquidity is monitored through the use of a standard liquidity ratio of liquid assets to borrowings plus deposits.  Using this formula, Northwest Bank’s liquidity ratio was 8.57% as of December 31, 2019. We adjust our liquidity level in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments.  We also adjust liquidity as appropriate to meet our asset and liability management objectives. Liquidity needs can also be met by temporarily drawing upon lines-of-credit established for such reasons.  As of December 31, 2019, Northwest Bank had $3.3 billion of additional borrowing capacity available with the Federal Home Loan Bank of Pittsburgh, including a $250.0 million overnight line of credit, which had a balance of $153.6 million, as well as $40.8 million of borrowing capacity available with the Federal Reserve Bank and $110.0 million with three correspondent banks.

In addition to deposits, our primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition.  We manage the pricing of our deposits to maintain a desired deposit balance.  In addition, we invest excess funds in short-term interest earning and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits amounted to $3.1 million at December 31, 2019.  For additional information about our cash flows from operating, financing, and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing, and financing activities.  The primary sources of cash during the current year were net income and principal repayments on loans and mortgage-backed securities.

 Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Cleveland, which provide an additional source of funds. At December 31, 2019, Northwest Bank had advances of $153.6 million from the Federal Home Loan Bank of Pittsburgh. We borrow from these sources to reduce interest rate risk and to provide liquidity when necessary.

At December 31, 2019, our customers had $917.2 million of unused lines of credit available and $234.1 million in loan commitments. This amount does not include the unfunded portion of loans in process. Time deposits scheduled to mature in less than one year at December 31, 2019, totaled $909.5 million. We believe that a significant portion of such deposits will remain with us.

Deposits are our primary source of externally generated funds. The level of deposit inflows during any given period is heavily influenced by factors outside of our control, such as consumer savings tendencies, the general level of short-term and long- term market interest rates, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds. Financial institutions, such as Northwest Bank, are also subject to deposit outflows. Our net deposits increased by $697.8 million for the year ended December 31, 2019, increased by $67.2 million for the year ended December 31, 2018 and decreased by $55.3 million for the year ended December 31, 2017.

Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of market interest rates, consumer confidence and consumer spending. Funds received from loan maturities and principal payments on loans for the years ended December 31, 2019, 2018 and 2017 were $3.272 billion, $2.726 billion and $2.657 billion, respectively. Loan originations for the years ended December 31, 2019, 2018 and 2017 were $3.718 billion, $3.004 billion and $2.844 billion, respectively. We also sell a portion of the loans we originate as part of our mortgage banking operations, and the cash flows from such sales for the years ended December 31, 2019, 2018 and 2017 were $62.4 million, $4.5 million and $73.1 million, respectively.

We experience significant cash flows from our portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature or are called. Cash flow from the repayment of principal and the maturity or call of marketable securities for the years ended December 31, 2019, 2018 and 2017 were $245.8 million, $217.3 million and $220.0 million, respectively.

When necessary, we utilize borrowings as a source of liquidity and as a source of funds for long-term investment when market conditions permit. The net cash flow from the receipt and repayment of borrowings was a net increase of $11.9 million, a net increase of $126.2 million and a net decrease of $34.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Northwest Bancshares, Inc. is a separate legal entity from Northwest Bank and must provide for its own liquidity to pay dividends to shareholders, to repurchase its common stock and for other corporate purposes. Northwest Bancshares' primary source of liquidity is the dividend payments it receives from Northwest Bank. The payment of dividends by Northwest Bank is subject to regulatory requirements. At December 31, 2019, Northwest Bancshares, Inc. (on an unconsolidated basis) had liquid assets of $150.9 million.

Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $76.2 million, $69.9 million and $65.2 million for the ended December 31, 2019, 2018 and 2017, respectively.

At December 31, 2019, stockholders’ equity totaled $1.353 billion. During 2019, our Board of Directors declared regular quarterly cash dividends totaling $0.72 per share of common stock.

We monitor the capital levels of Northwest Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. Northwest Bank is required by the Pennsylvania Department of Banking and Securities and the FDIC to meet minimum capital adequacy requirements. At December 31, 2019, Northwest Bank exceeded all regulatory minimum capital requirements and is considered to be “well capitalized.” In addition, as of December 31, 2019, we were not aware of any recommendation by a regulatory authority that, if it were implemented, would have a material effect on liquidity, capital resources or operations.

Regulatory Capital Requirements

Northwest Bank is subject to minimum capital requirements established by the Federal Deposit Insurance Corporation. See "Item 1. Business Supervision and Regulation — Capital Requirements and Prompt Corrective Action”.  The following table summarizes Northwest Bank’s total shareholders' equity, regulatory capital, total risk-based assets, and leverage and risk-based capital ratios at the dates indicated.

	At December 31,
	2019	2018
	(Dollars in thousands)
Total shareholders' equity (GAAP capital)	$1,311,045	1,207,920
Add: Accumulated other comprehensive loss	25,263	27,997
Less: non-qualifying intangible assets	(248,581)	(265,104)
CET 1 capital	1,087,727	970,813
Additions to Tier 1 capital	—	—
Leverage or Tier 1 capital	1,087,727	970,813
Add: Tier 2 capital (1)	58,914	55,214
Total risk-based capital	$1,146,641	1,026,027
Average assets for leverage ratio	$10,344,310	9,480,909
Net risk-weighted assets including off-balance sheet items	$8,273,978	7,469,841
CET 1 capital ratio	13.146%	12.996%
Minimum requirement	4.500%	4.500%
Leverage capital ratio	10.515%	10.240%
Minimum requirement	4.000%	4.000%
Total risk-based capital ratio	13.858%	13.736%
Minimum requirement	8.000%	8.000%

(1)
Tier 2 capital consists of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets as detailed under the regulations of the FDIC, and 45% of pre-tax net unrealized gains on securities available-for-sale.

Northwest Bank is also subject to capital guidelines of the Pennsylvania Department of Banking. Although not adopted in regulation form, the Department of Banking requires 6% leverage capital and 10% total risk-based capital.  See “Item 1. Business — Supervision and Regulation — Capital Requirements and Prompt Corrective Action”.

Contractual Obligations

We are obligated to make future payments according to various contracts.  The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2019.

	Payments due
	Less than one year	One year to less than three years	Three years to less than five years	Five years or greater	Total
	(In thousands)
Supplemental Executive Retirement Plan (1)	$839	839	—	1,002	2,680
Term notes payable to the FHLB of Pittsburgh (2)	153,600	—	—	—	153,600
Collateralized borrowings (2)	92,736	—	—	—	92,736
Junior subordinated debentures (2)	—	—	—	122,554	122,554
Operating leases (3)	5,692	10,404	9,142	44,758	69,996
Total	$252,867	11,243	9,142	168,314	441,566
Commitments to extend credit	$234,137	—	—	—	234,137

(1)	See note 16 to the Consolidated Financial Statements, Employee Benefit Plans, for additional information.

(2)	See note 12 to the Consolidated Financial Statements, Borrowed Funds, for additional information.

(3)	See note 4 to the Consolidated Financial Statements, Premises and Equipment, for additional information.

Impact of Inflation and Changing Prices
The Consolidated Financial Statements and notes thereto, presented elsewhere herein, have been prepared in accordance with United States generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Unlike most industrial companies, nearly all of our assets and liabilities are monetary.  As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.
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

Our practice is to reduce our exposure to interest rate risk generally by matching the maturities of our interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of our interest-earning assets. We purchase adjustable-rate investment securities and mortgage-backed securities, which at December 31, 2019, totaled $80.0 million, and originate adjustable-rate loans, which at December 31, 2019, totaled $3.132 billion or 35.6% of our gross loan portfolio. Of our $9.823 billion of interest-earning assets at December 31, 2019, $3.227 billion, or 32.9%, consisted of assets with adjustable rates of interest.  When market conditions are favorable, we also attempt to reduce interest rate risk by lengthening the maturities of our interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, if necessary, and by promoting longer-term certificates of deposit.

At December 31, 2019, total interest-earning assets maturing or re-pricing within one year exceeded total interest-bearing liabilities maturing or re-pricing in the same period by $57.5 million, representing a positive one-year gap ratio of 0.55%.

The following table sets forth, on a carrying value basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2019, which are expected to re-price or mature, based upon certain assumptions, in each of the future time periods shown.  Except as stated below, the amounts of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the earlier of the term of re-pricing or the contractual term of the asset or liability.  We believe that these assumptions approximate the standards used in the financial services industry and consider them appropriate and reasonable.

	Amounts maturing or re-pricing
	Within 1 year	Over 1-3 years	Over 3-5 years	Over 5-10 years	Over 10-20 years	Total
	(Dollars in thousands)
Rate-sensitive assets:
Interest-earning deposits	$20,115	—	—	—	—	20,115
Mortgage-backed securities:
Fixed-rate	137,362	216,472	107,269	152,759	—	613,862
Variable-rate	77,333	—	—	—	—	77,333
Investment securities	77,715	61,858	1,502	5,667	—	146,742
Mortgage loans:
Adjustable-rate	20,455	10,224	2,573	1,550	—	34,802
Fixed-rate	403,093	722,861	615,953	952,159	118,897	2,812,963
Home equity loans:
Adjustable-rate	503,679	—	—	—	—	503,679
Fixed-rate	160,229	319,902	218,096	140,988	24	839,239
Consumer loans	493,233	530,957	66,797	2,408	—	1,093,395
Commercial real estate loans	1,362,268	905,355	437,057	48,376	1,334	2,754,390
Commercial loans	478,436	137,807	64,174	31,350	6,340	718,107
Total rate-sensitive assets	3,733,918	2,905,436	1,513,421	1,335,257	126,595	9,614,627

Rate-sensitive liabilities:
Time deposits	933,945	504,808	127,818	2,702	137	1,569,410
Money market deposit accounts	1,686,026	—	—	—	177,972	1,863,998
Savings deposits	174,264	296,852	296,852	742,130	94,740	1,604,838
Interest-bearing demand deposits	514,076	259,730	259,730	649,325	261,247	1,944,108
FHLB borrowings	153,600	—	—	—	—	153,600
Other borrowings	92,736	—	—	—	—	92,736
Trust preferred securities	121,800	—	—	—	—	121,800
Total rate-sensitive liabilities	3,676,447	1,061,390	684,400	1,394,157	534,096	7,350,490
Interest sensitivity gap per period	$57,471	1,844,046	829,021	(58,900)	(407,501)	2,264,137
Cumulative interest sensitivity gap	$57,471	1,901,517	2,730,538	2,671,638	2,264,137	2,264,137
Cumulative interest sensitivity gap as a percentage of total assets	0.55%	18.12%	26.02%	25.46%	21.58%	21.58%
Cumulative interest-earning assets as a percent of cumulative interest-bearing liabilities	101.56%	140.13%	150.36%	139.19%	130.80%	130.80%

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

The following table illustrates the simulated impact of a parallel 100 bps, 200 bps or 300 bps upward or 100 bps downward movement in interest rates on net interest income, net income, return on average equity, earnings per share, and market value of equity.  These analyses were prepared assuming that total interest-earning asset and interest-bearing liability levels at December 31, 2019 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from December 31, 2019 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage decrease in net interest income	(0.6)%	(1.7)%	(2.7)%	(5.0)%
Projected percentage decrease in net income	(1.4)%	(3.9)%	(6.4)%	(13.0)%
Projected decrease in return on average equity	(1.4)%	(3.8)%	(6.2)%	(12.6)%
Projected decrease in earnings per share	$(0.01)	$(0.03)	$(0.06)	$(0.13)
Projected percentage decrease in market value of equity	(2.3)%	(5.5)%	(8.7)%	(2.3)%

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

When assessing our interest rate sensitivity, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates.  In preparing the table above, the following assumptions were used:  (i) adjustable-rate mortgage loans will prepay at an annual rate of 6% to 14%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 5% to 14%, depending on the type of loan; (iii) commercial loans will prepay at an annual rate of 8% to 14%; (iv) consumer loans held by Northwest Bank will prepay at an annual rate of 18% to 24%; and (v) consumer loans that were formerly held by Northwest Consumer Discount Company will prepay at an annual rate of 55% to 70%.  In regards to our deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) a significant majority of money market accounts will re-price immediately; (iii) savings accounts will gradually re-price over three years; and (iv) checking accounts will re-price either when the rates on such accounts re-price as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates.  For purposes of this analysis, management has estimated, based on historical trends, that $514.1 million, or 26.4%, of our interest-bearing demand accounts and $174.3 million, or 10.9%, of our savings deposits are interest sensitive and may re-price in one year or less, and that the remainder may re-price over longer time periods.

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

Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).  Based on such assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based upon those criteria.

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

To the Shareholders and Board of Directors
Northwest Bancshares, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Northwest Bancshares, Inc. and subsidaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Pittsburgh, Pennsylvania
March 2, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Northwest Bancshares, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Northwest Bancshares, Inc. and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the Allowance for Loan Losses
As discussed in Notes 1f and 6 of the consolidated financial statements, the Company has recorded an allowance for loan losses of $57.9 million as of December 31, 2019 based on incurred losses inherent in the loan portfolio. This recorded balance consists of an allowance for impaired loans, an allowance for homogeneous loans based on historical losses, and an allowance for homogeneous loans based on environmental factors. The allowance for impaired loans is based on individual analysis of all nonperforming loans greater than or equal to $1.0 million. The allowance is measured by the difference between the recorded value of impaired loans and their impaired value. The impaired value is either the present value of the expected future cash flows from the borrower, the market value of the loan, or the fair value of the collateral, less estimated cost to sell. The allowance for homogeneous loans based on historical losses is estimated using historical loss factors based on a rolling three-year average of incurred losses (lookback period), adjusted for a loss emergence period (the estimated period of time from the event of loss to loss realization), applied to homogeneous pools of loans (including impaired loans under $1.0 million) categorized by similar risk characteristics, including credit risk ratings for commercial loans. The allowance for homogeneous loans based on environmental factors augments the historical loss factors.
We identified the assessment of the allowance for loan losses as a critical audit matter because it involved a high degree of subjective auditor judgment, and specialized industry knowledge and experience. This assessment encompassed evaluating the (1) methodologies used to derive the historical loss factors, (2) credit risk ratings for commercial loans, (3) expected cash flows and collateral values utilized by the Company in measuring the allowance for impaired loans, (4) key factors and assumptions used in the determination of historical loss factors, particularly the loss emergence period, lookback period, and portfolio segmentation, and (5) environmental factors.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the (1) development and approval of the allowance methodology, (2) credit risk ratings for commercial loans through the loan review function, (3) expected cash flows or collateral values for impaired loans greater than or equal to $1.0 million, (4) key factors and assumptions used in the determination of historical loss factors, and (5) environmental factors. We tested the Company’s process to develop the allowance for loan losses estimate. We involved credit risk professionals with specialized industry knowledge and experience who assisted in:

–
evaluating the Company’s methodology for the allowance for homogeneous loans, inclusive of the methodology based on historical losses and the methodology based on environmental factors, for compliance with U.S. generally accepted accounting principles,

–	testing individual credit risk ratings for a selection of commercial loans,

–	testing the lookback period assumptions used in calculating the rolling three-year average of incurred losses to evaluate the length of that period,

–	determining whether loans are pooled (segmented) by similar risk characteristics,

–	testing the loss emergence period assumptions by evaluating the methodology used to develop those assumptions and testing the accuracy of those calculations and inputs, and

–	evaluating the framework used to develop the resulting environmental factors and the effect of those factors compared with relevant credit risk factors and consistency with credit trends.
In addition, we tested inputs and assumptions utilized in the determination of expected cash flows and involved valuation professionals with specialized skills and knowledge to test certain collateral values for impaired loans greater than or equal to $1.0 million. Specifically, we tested the sources of the factors and assumptions that the Company used, and considered the relevance and reliability of such factors and assumptions.

/s/ KPMG LLP

We have served as the Company’s auditor since 1963.

Pittsburgh, Pennsylvania
March 2, 2020

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, excluding per share data)

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$60,846	68,789
Marketable securities available-for-sale (amortized cost of $815,495 and $811,015, respectively)	819,901	801,450
Marketable securities held-to-maturity (fair value of $18,223 and $22,446, respectively)	18,036	22,765
Loans receivable, net of allowance for loan losses of $57,941 and $55,214	8,750,733	7,996,225
Federal Home Loan Bank stock, at cost	14,740	15,635
Accrued interest receivable	25,755	24,490
Real estate owned, net	950	2,498
Premises and equipment, net	147,409	143,390
Bank-owned life insurance	189,091	171,079
Goodwill	346,103	307,420
Other intangible assets	23,076	19,821
Other assets	97,268	34,211
Total assets	$10,493,908	9,607,773

Liabilities and Shareholders’ equity
Liabilities:
Deposits	$8,592,007	7,894,179
Borrowed funds	246,336	234,389
Junior subordinated debentures	121,800	111,213
Advances by borrowers for taxes and insurance	44,556	43,298
Accrued interest payable	1,142	744
Other liabilities	134,782	66,312
Total liabilities	9,140,623	8,350,135

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 106,859,088 and 103,354,030 shares issued and outstanding, respectively	1,069	1,034
Paid-in capital	805,750	745,926
Retained earnings	583,407	550,374
Accumulated other comprehensive loss	(36,941)	(39,696)
Total shareholders’ equity	1,353,285	1,257,638
Total liabilities and shareholders’ equity	$10,493,908	9,607,773
See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, excluding per share data)

	Years ended December 31,
	2019	2018	2017
Interest income:
Loans receivable	$394,809	356,571	339,992
Mortgage-backed securities	16,670	13,781	11,343
Taxable investment securities	3,401	3,064	3,749
Tax-free investment securities	844	1,078	2,023
Federal Home Loan Bank stock dividends	1,056	452	250
Interest-earning deposits	600	835	1,499
Total interest income	417,380	375,781	358,856
Interest expense:
Deposits	49,216	30,985	23,057
Borrowed funds	7,698	6,155	5,014
Total interest expense	56,914	37,140	28,071
Net interest income	360,466	338,641	330,785
Provision for loan losses	22,659	20,332	19,751
Net interest income after provision for loan losses	337,807	318,309	311,034
Noninterest income:
Gain on sale of investments	50	157	1,148
Gain on sale of loans	1,734	—	—
Service charges and fees	53,065	50,792	49,717
Trust and other financial services income	17,765	16,581	17,987
Insurance commission income	8,068	8,791	9,013
Loss on real estate owned, net	(53)	(631)	(797)
Income from bank-owned life insurance	4,418	5,821	6,093
Mortgage banking income	3,819	596	1,418
Gain on sale of offices	—	—	17,186
Other operating income	10,541	9,595	8,715
Total noninterest income	99,407	91,702	110,480
Noninterest expense:
Compensation and employee benefits	163,086	152,395	152,296
Premises and occupancy costs	28,717	27,519	28,863
Office operations	14,133	14,139	16,342
Collections expense	2,560	2,209	2,849
Processing expenses	42,453	39,046	39,086
Marketing expenses	6,998	8,434	9,607
Federal deposit insurance premiums	685	2,746	3,518
Professional services	12,287	10,598	10,293
Amortization of intangible assets	6,543	5,848	6,764
Real estate owned expense	478	817	1,004
Restructuring/acquisition expense	4,168	1,014	4,419
Other expenses	13,995	11,333	10,562
Total noninterest expense	296,103	276,098	285,603
Income before income taxes	141,111	133,913	135,911
Provision for income taxes:
Federal	24,069	21,948	34,801
State	6,610	6,474	6,643
Total provision for income taxes	30,679	28,422	41,444
Net income	$110,432	105,491	94,467
Basic earnings per share	$1.05	1.03	0.94
Diluted earnings per share	$1.04	1.02	0.92
See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2019	2018	2017
Net income	$110,432	105,491	94,467
Other comprehensive income net of tax:
Net unrealized holding gains/losses on marketable securities:
Unrealized holding gain/(loss) net of tax of ($3,990), $513, and $1,915, respectively	9,984	(1,277)	(2,478)
Reclassification adjustment for gains included in net income, net of tax of $2, $60, and $1,488, respectively	(5)	(155)	(2,326)
Net unrealized holding gain/(loss) on marketable securities	9,979	(1,432)	(4,804)

Change in fair value of interest rate swaps, net of tax of $0, ($223), and ($585), respectively	—	840	1,087

Defined benefit plans:
Net loss, net of tax $3,193, $770, $826, respectively	(8,059)	(1,181)	(1,254)
Reclassification adjustments for prior period service costs and net losses included in net income, net of tax of ($334), ($746), and ($613), respectively	835	903	882
Net loss on defined benefit plans	(7,224)	(278)	(372)

Other comprehensive income/(loss)	2,755	(870)	(4,089)

Total comprehensive income	$113,187	104,621	90,378
 See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, excluding per share data)

	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
Balance at December 31, 2016	$1,017	718,834	478,803	(27,991)	1,170,663
Comprehensive income:
Net income	—	—	94,467	—	94,467
Other comprehensive loss, net of tax of $3,031	—	—	—	(4,089)	(4,089)
Total comprehensive income	—	—	94,467	(4,089)	90,378
Exercise of stock options	6	6,995	—	—	7,001
Stock-based compensation expense	4	4,890	—	—	4,894
Dividends paid ($0.64 per share)	—	—	(65,212)	—	(65,212)
Balance at December 31, 2017	1,027	730,719	508,058	(32,080)	1,207,724
Reclassification due to adoption of ASU No. 2018-02	—	—	6,746	(6,746)	—
Comprehensive income:
Net income	—	—	105,491	—	105,491
Other comprehensive loss, net of tax of $374	—	—	—	(870)	(870)
Total comprehensive income	—	—	112,237	(7,616)	104,621
Exercise of stock options	8	8,183	—	—	8,191
Stock-based compensation expense	4	7,019	—	—	7,023
Stock-based compensation forfeited	(5)	5	—	—	—
Dividends paid ($0.68 per share)	—	—	(69,921)	—	(69,921)
Balance at December 31, 2018	1,034	745,926	550,374	(39,696)	1,257,638
Comprehensive income:
Net income	—	—	110,432	—	110,432
Other comprehensive income, net of tax of ($1,129)	—	—	—	2,755	2,755
Total comprehensive income	—	—	110,432	2,755	113,187
Acquisition of Union Community Bank	24	43,264	—	—	43,288
Reclassification due to adoption of ASU No. 2016-02	—	—	(1,226)	—	(1,226)
Exercise of stock options	9	9,718	—	—	9,727
Stock-based compensation expense	3	6,842	—	—	6,845
Stock-based compensation forfeited	(1)	—	—	—	(1)
Dividends paid ($0.72 per share)	—	—	(76,173)	—	(76,173)
Balance at December 31, 2019	$1,069	805,750	583,407	(36,941)	1,353,285
 See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2019	2018	2017
Operating activities:
Net income	$110,432	105,491	94,467
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	22,659	20,332	19,751
Net (gain)/loss on sale of assets	(2,472)	1,677	(627)
Net gain on sale of offices	—	—	(17,186)
Net depreciation, amortization and accretion	3,824	8,120	14,293
(Increase)/decrease in other assets	(66,080)	(6,428)	2,902
Increase/(decrease) in other liabilities	53,998	(1,129)	11,694
Net amortization on marketable securities	922	1,871	2,017
Noncash compensation expense related to stock benefit plans	6,845	7,023	4,894
Noncash write-down of real estate owned	607	1,518	1,231
Deferred income tax (benefit)/expense	2,776	(2,770)	11,317
Origination of loans held-for-sale	(68,400)	(1,297)	(66,058)
Proceeds from sale of loans held-for-sale	62,351	4,501	73,103
Net cash provided by operating activities	127,462	138,909	151,798

Investing activities:
Purchase of marketable securities held-to-maturity	—	—	(23,621)
Purchase of marketable securities available-for-sale	(200,204)	(228,180)	(218,292)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	4,707	6,892	13,902
Proceeds from maturities and principal reductions of marketable securities available-for-sale	241,079	210,362	206,089
Proceeds from sale of marketable securities available-for-sale	32,389	5,206	36,811
Proceeds of bank-owned life insurance	2,638	2,730	4,259
Loan originations	(3,721,001)	(3,002,810)	(2,777,573)
Proceeds from loan maturities and principal reductions	3,275,400	2,726,103	2,657,497
Proceeds from sale of loans held for investment	97,923	—	—
Net (proceeds)/redemptions of Federal Home Loan Bank stock	1,348	(3,902)	(4,343)
Proceeds from sale of real estate owned	4,198	6,312	4,342
Sale of real estate owned for investment, net	608	607	608
Purchases of premises and equipment	(10,899)	(5,233)	(3,719)
Acquisitions, net of cash received	(28,779)	—	—
Net cash provided used in investing activities	(300,593)	(281,913)	(104,040)

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
 (continued)

	Years ended December 31,
	2019	2018	2017
Financing activities:
Net increase/(decrease) in deposits	$218,449	67,190	(270,989)
Net increase/(decrease) in short-term borrowings	11,947	126,151	(34,661)
Increase in advances by borrowers for taxes and insurance	1,238	2,473	3,946
Cash dividends paid on common stock	(76,173)	(69,921)	(65,212)
Proceeds from stock options exercised	9,727	8,190	7,001
Net cash provided by/(used) in financing activities	165,188	134,083	(359,915)
Net decrease in cash and cash equivalents	$(7,943)	(8,921)	(312,157)

Cash and cash equivalents at beginning of period	$68,789	77,710	389,867
Net decrease in cash and cash equivalents	(7,943)	(8,921)	(312,157)
Cash and cash equivalents at end of period	$60,846	68,789	77,710

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $44,928, $29,330, and $22,385, respectively)	$54,277	36,856	28,254
Income taxes	29,283	25,849	32,270

Business acquisitions:
Fair value of assets acquired	$584,253	—	—
Northwest Bancshares, Inc. common stock issued	(43,288)	—	—
Net cash paid	(45,600)	—	—
Liabilities assumed	$495,365	—	—

Noncash activities:
Loan foreclosures and repossessions	$5,815	7,181	8,130
Sale of real estate owned financed by the Company	44	296	168
 See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

(1)     Summary of Significant Accounting Policies

(a)                                 Nature of operations

Northwest Bancshares, Inc., a Maryland corporation headquartered in Warren, Pennsylvania, is the federal savings and loan holding company for its wholly owned subsidiary, Northwest Bank. Northwest Bank, a Pennsylvania chartered savings bank, offers personal and business deposit and loan products as well as investment management and insurance services through its 181 banking locations in Pennsylvania, New York, and Ohio.

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

(d)                                 Investment securities

We classify marketable securities at the time of purchase as held-to-maturity, available-for-sale, or trading. Securities for which management has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts on a level yield basis (amortized cost).  If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/ liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income/(loss), a separate component of shareholders’ equity, net of tax. Securities classified as available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with changes in fair value included in earnings. The cost of securities sold is determined on a specific identification basis. We held no securities classified as trading at or during the years ended December 31, 2019 and 2018.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

to principal when collectability of contractual principal is in doubt.  Nonaccrual loans generally are restored to an accrual basis when principal and interest become current and a period of performance has been established in accordance with the contractual terms, typically six months.

A loan is considered to be a troubled debt restructuring loan ("TDR") when the borrower is experiencing financial difficulties and the restructuring constitutes a concession. TDRs may include modifications of terms of loans, receipts of assets from borrowers in partial or full satisfaction of loans, or a combination thereof. TDRs are impaired loans. A modified loan is determined to be a TDR based on the contractual terms as specified by the original loan agreement or the most recent modification. Once classified a TDR, a loan is removed from such classification under three circumstances: (1) the loan is paid off, (2) the loan is charged off, or (3) if, at the beginning of the current fiscal year, the loan has performed in accordance with the modified terms for a minimum of six consecutive months and at the time of modification the loan’s interest rate represented a then current market interest rate for a loan of similar risk.

Loan delinquency is measured based on the number of days since the payment due date.  Past due status is measured using the loan’s contractual maturity date.

Loan fees and certain direct loan origination costs are deferred and the net deferred fee or cost is then recognized using the level-yield method over the contractual life of the loan as an adjustment to interest income.

We identify certain residential mortgage loans which will be sold prior to maturity, as loans held-for-sale. These loans are recorded at the lower of amortized cost or fair value less estimated cost to sell. At December 31, 2019 and 2018, there were $7.7 million and no residential mortgage loans classified as held-for-sale, respectively.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
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

The allowance for impaired loans is based on individual analysis of all nonperforming loans greater than or equal to $1.0 million. The allowance is measured by the difference between the recorded value of impaired loans and their impaired value. The impaired value is either the present value of the expected future cash flows from the borrower, the market value of the loan, or the fair value of the collateral, less estimated costs to sell.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

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

(h)    Restricted investment in Federal Home Loan Bank stock

Federal law requires a member institution of the Federal Home Loan Bank ("FHLB") system to hold stock of its district FHLB according to a predetermined formula. FHLB stock is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. FHLB stock can only be purchased, redeemed and transferred at par value. Dividends are reported in interest income in the Consolidated Statements of Income.

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

Goodwill is not subject to amortization but is tested for impairment at least annually and possibly more frequently if certain events occur or changes in circumstances arise. In testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing all events and circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test would be unnecessary. However, if we conclude otherwise, it would then be required to perform the first step of the goodwill impairment test and continue to the second step, if necessary. Step 1 requires the fair value of each reporting unit be compared to its carrying amount, including goodwill. Determining the fair value of a reporting unit requires a high degree of subjective judgment, including developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium.

We conducted our annual impairment assessment as of June 30, 2019 by first performing a qualitative assessment of goodwill to determine if it was more likely than not that the fair value was less than the carrying value.  In performing a qualitative analysis, factors considered include, but are not limited to, macroeconomic conditions, industry and market conditions and overall financial performance.  The results of the qualitative assessment for 2019 indicated that it was not more likely than not that the fair value of the reporting unit was less than the carrying value.  Consequently, no additional quantitative two-step impairment test was required and no impairment was recorded in 2019. Future events could cause us to conclude that goodwill has become impaired, which would result in recording an impairment loss. There were no changes in our operations that would cause us to update the assessment performed as of June 30, 2019 and 2018. Accordingly, we have determined that goodwill is not impaired as of December 31, 2019 and 2018.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

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

(n)                              Revenue recognition

Revenue that is not associated with our financial assets and financial liabilities is recognized when performance obligations under the terms of a contract with our customers are satisfied. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The majority of our revenue continues to be recognized at the point in time when the services are provided to our customers.

(o)     Pension plans

We maintain multiple noncontributory defined benefit pension plans for substantially all of our employees.  The net periodic pension cost has been calculated using service cost, interest cost, expected returns on plan assets and net amortization. The other components of the net periodic benefit cost are included in other expense on the Consolidated Statement of Income and are reported separately from the service costs.

(p)                                 Income taxes

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

(q)                                 Stock-related compensation

We determine the fair value of each option award, estimated on the grant date, using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model uses variables including expected volatilities, expected term, risk-free discount rate and annual rate of quarterly dividends. Expected volatilities are based on historical volatility of the Company’s stock. The expected terms are based upon actual exercise and forfeiture experience of previous option grants. The risk-free rate is based on yields on U.S. Treasury securities of a similar maturity to the expected term of the options. For options outstanding at December 31, 2019, the following assumptions were used to determine the option's fair value: (1) annual rate of quarterly dividends ranging from 3.2% to 4.7% based on historical dividends and market prices; (2) expected volatility of 13.0% to 22.0% based on historical average monthly volatility; (3) risk-free discount rates ranging from 1.7% to 3.1%; and (4) expected lives of seven to ten years based on previous grants. During the year ended December 31, 2019, we awarded 547,410 stock options to employees and 64,800 stock options to directors. During the year ended December 31, 2018, we awarded 831,160 stock options to employees and 64,800 stock options to directors.The options granted in 2019

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

and 2018 vest over a seven-year period, with the first vesting occurring on the grant date. New shares are issued when options are exercised. Option awards are generally granted with an exercise price equal to the closing market price of the Company’s stock on the day before the grant date. Once shares have vested, they are no longer restricted. Compensation expense, in the amount of the fair market value of the common stock at the date of the grant will be recognized pro rata over the periods in which the shares vest. While restricted, the recipients are entitled to all shareholder rights, except that the shares may not be sold, pledged, or otherwise disposed of and are required to be held in a trust.

During the year ended December 31, 2019, we awarded 256,800 restricted shares to employees and 24,300 restricted shares to directors. During the year ended December 31, 2018 we awarded 390,030 restricted shares to employees and 24,300 restricted shares to directors.These common share awards vest over a seven-year period, with the first vesting occurring on the grant date. For additional information regarding grants of stock options and common shares, see note 16.

Stock-based employee compensation expense related to common share awards of $5.7 million, $5.8 million and $3.8 million was included in income before income taxes during the years ended December 31, 2019, 2018 and 2017, respectively. The effect on net income for the years ended December 31, 2019, 2018 and 2017 was a reduction of $4.1 million, $4.2 million and $2.3 million, respectively. Total compensation expense for unvested stock options of $3.5 million has yet to be recognized as of December 31, 2019. The weighted average period over which this remaining stock option expense will be recognized is approximately 3.79 years.

(r)                                 Segment reporting

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

(s)                                 Derivative financial instruments

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

(t)                                   Off-balance-sheet instruments

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

 (u)                                   Use of estimates

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
December 31, 2019, 2018 and 2017
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

(v)                                    Reclassification of prior years’ statements

Certain items previously reported have been reclassified to conform with the current year’s reporting format.

(2)     Recently Adopted Accounting Standards

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

(3)    Acquisition

On March 8, 2019, the Company completed the merger with Donegal Financial Services Corporation ("DFSC"), the holding company for UCB, for total consideration of $85.8 million. The transaction expanded Northwest’s franchise by 12 offices in Lancaster County in eastern Pennsylvania. The result of UCB's operations are included in the Consolidated Statements of Income from the date of acquisition.

Under the terms of the merger agreement, the two shareholders of DFSC, Donegal Mutual Insurance Company and Donegal Group Inc., received payment in the form of 50% cash and 50% stock, or a total of $42.5 million and 2,462,373 shares of common stock of the Company, valued at $43.3 million, based on the $17.58 closing price of the Company's stock on March 8, 2019.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
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

Direct costs related to the UCB merger were expensed as incurred and were $3.1 million during the year ended December 31, 2019, which includes technology and communications costs, professional services, marketing and advertising, and other noninterest expenses.

On December 1, 2019, Northwest Insurance Services, a subsidiary of the Company, completed the acquisition of Sundahl & Co. Insurance ("Sundahl"), a property and casualty insurance firm, for total consideration of $3.1 million. The transaction expands and strengthens our presence and insurance offerings in northwestern Pennsylvania. The result of Sundahl's operations are included in the Consolidated Statements of Income from the date of acquisition.

The fair value of total assets acquired from this transaction were $3.8 million, as of the acquisition date, consisting primarily of $2.3 million of customer list intangibles, $1.4 million in goodwill and $154,000 in cash. The fair value of total liabilities assumed as of the acquisition date were $746,000, all of which were considered other liabilities. Expenses incurred as part of the Sundahl acquisition were expensed as incurred and were considered immaterial to the Consolidated Financial Statements.

(4)    Leases

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
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

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost recognized within our consolidated statements of income were as follows:

For the year ended December 31, 2019
Operating lease costs (office operations)	$5,603
Variable lease costs (office operations)	596
Total operating lease costs	$6,199

Amounts reported in the Consolidated Statements of Financial Condition were as follows:

Operating leases:	As of December 31, 2019
Operating lease ROU assets (other assets)	$49,380
Operating lease liabilities (other liabilities)	52,092

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

Other information related to leases as of December 31, 2019 were as follows:

Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$5,564
ROU assets obtained in exchange for lease obligations	$13,268
Weighted average remaining lease term	15.7 years
Weighted average discount rate	3.7%

Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.

Maturities of lease liabilities by fiscal year for our operating leases are as follows:

As of December 31, 2019
2020	$5,692
2021	5,362
2022	5,042
2023	4,734
2024	4,408
Thereafter	44,758
Total lease payments	69,996
Less amount of lease payments representing interest	17,904
Total present value of lease payments	$52,092

As of December 31, 2018
2019	$4,677
2020	3,884
2021	3,179
2022	2,465
2023	2,040
Thereafter	7,784
Total lease payments	$24,029

Rental expense for the years ended December 31, 2019, 2018 and 2017 was $6.2 million, $5.4 million and $5.6 million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

(5)    Marketable securities

Marketable securities available-for-sale at December 31, 2019 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in less than one year	$14,951	40	—	14,991

Debt issued by government sponsored enterprises:
Due in less than one year	50,777	345	—	51,122
Due in one year through five years	50,229	—	(227)	50,002
Due after five years through ten years	3,716	53	(109)	3,660

Municipal securities:
Due in less than one year	809	4	—	813
Due in one year through five years	2,891	79	—	2,970
Due in five years through ten years	10,155	148	—	10,303
Due after ten years	11,695	267	—	11,962

Corporate debt issues:
Due in five years through ten years	919	—	—	919

Residential mortgage-backed securities:
Fixed rate pass-through	142,421	1,941	(881)	143,481
Variable rate pass-through	18,933	749	(4)	19,678
Fixed rate agency CMOs	452,256	3,518	(1,606)	454,168
Variable rate agency CMOs	55,743	207	(118)	55,832
Total residential mortgage-backed securities	669,353	6,415	(2,609)	673,159
Total marketable securities available-for-sale	$815,495	7,351	(2,945)	819,901

Marketable securities held-to-maturity at December 31, 2019 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Residential mortgage-backed securities:
Fixed rate pass-through	$2,197	83	—	2,280
Variable rate pass-through	1,210	28	—	1,238
Fixed rate agency CMOs	14,016	68	—	14,084
Variable rate agency CMOs	613	8	—	621
Total residential mortgage-backed securities	18,036	187	—	18,223
Total marketable securities held-to-maturity	$18,036	187	—	18,223

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

Marketable securities available-for-sale at December 31, 2018 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in less than one year	$14,756	24	—	14,780

Debt issued by government sponsored enterprises:
Due in less than one year	85,089	—	(795)	84,294
Due in one year through five years	101,078	71	(1,512)	99,637
Due after ten years	3,546	—	(142)	3,404

Municipal securities:
Due in less than one year	1,333	2	(6)	1,329
Due after one year through five years	3,985	54	(4)	4,035
Due after five years through ten years	10,603	60	—	10,663
Due after ten years	5,105	31	—	5,136

Corporate debt issues:
Due in five years through ten years	914	—	—	914

Residential mortgage-backed securities:
Fixed rate pass-through	130,172	568	(4,113)	126,627
Variable rate pass-through	24,761	1,003	(5)	25,759
Fixed rate agency CMOs	365,427	865	(5,921)	360,371
Variable rate agency CMOs	64,246	280	(25)	64,501
Total residential mortgage-backed securities	584,606	2,716	(10,064)	577,258
Total marketable securities available-for-sale	$811,015	2,958	(12,523)	801,450

Marketable securities held-to-maturity at December 31, 2018 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Residential mortgage-backed securities:
Fixed rate pass-through	$2,896	53	—	2,949
Variable rate pass-through	1,666	39	—	1,705
Fixed rate agency CMOs	17,552	—	(422)	17,130
Variable rate agency CMOs	651	11	—	662
Total residential mortgage-backed securities	22,765	103	(422)	22,446
Total marketable securities held-to-maturity	$22,765	103	(422)	22,446

The following table presents information regarding the issuers and the carrying values of our mortgage-backed securities at December 31, 2019 and 2018:

	December 31,
	2019	2018
Residential mortgage backed securities:
FNMA	$280,832	288,825
GNMA	231,491	81,444
FHLMC	178,375	229,226
Other (including non-agency)	497	528
Total residential mortgage-backed securities	$691,195	600,023

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

Marketable securities having a carrying value of $121.8 million at December 31, 2019 were pledged under collateral agreements. During the year ended December 31, 2019, we sold marketable securities classified as available-for-sale for $32.4 million, with gross realized gains of $29,000 and no gross realized losses. During the year ended December 31, 2018, we sold marketable securities classified as available-for-sale for $5.2 million, with gross realized gains of $189,000 and gross realized losses of $37,000. During the year ended December 31, 2017, we sold marketable securities classified as available-for-sale for $36.8 million, with gross realized gains of $1.8 million and gross realized losses of $626,000. During the years ended December 31, 2019, 2018 and 2017, we did not recognize non-cash credit related other-than-temporary-impairment in our investment portfolio.

The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2019:

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$—	—	52,620	(336)	52,620	(336)
Residential mortgage-backed securities - agency	173,112	(858)	109,324	(1,751)	282,436	(2,609)
Total temporarily impaired securities	$173,112	(858)	161,944	(2,087)	335,056	(2,945)

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

We perform an assessment to determine whether there have been any events or economic circumstances that indicate a security which has an unrealized loss is impaired other-than-temporarily. The assessment considers many factors including the severity and duration of the impairment; recent events specific to the issuer or industry; and for debt securities, external credit ratings, underlying collateral position and recent downgrades.  For asset backed securities, we evaluate current characteristics of each security such as delinquency and foreclosure levels, credit enhancements and projected losses and coverage.  It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future losses.  Events that may trigger material declines in fair values for these securities in the future would be, but are not limited to: deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.  For debt securities, credit related other-than-temporary impairment is recognized in earnings, while noncredit related other-than-temporary impairment on securities not expected to be sold, or otherwise disposed of, is recognized in other comprehensive income. We assert that we do not have the intent to sell these securities and it is more likely than not that we will not have to sell these securities before a recovery of our cost basis.  For these reasons, we consider the unrealized losses to be temporary impairment losses. There are approximately 119 positions that are temporarily impaired at December 31, 2019. The aggregate carrying amount of cost-method investments, including both held-to-maturity and available-for-sale, at December 31, 2019 was $837.9 million, of which all were evaluated for impairment. As of December 31, 2019, there were no investment securities for which other-than-temporary impairment charges were recorded in earnings.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

The table below shows a cumulative roll forward of credit related impairment losses recognized in earnings for debt securities held and not intended to be sold:

	December 31,
	2019	2018
Beginning balance at January 1, (1)	$—	352
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Reduction for securities sold/called realized during the year	—	(352)
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Ending balance at December 31,	$—	—

(1)	The beginning balance represents credit losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(6)    Loans Receivable and Allowance for Loan Losses

Loans receivable at December 31, 2019 and 2018 are summarized in the table below:

	December 31, 2019			December 31, 2018
	Originated	Acquired	Total	Originated	Acquired	Total
Personal Banking:
Residential mortgage loans (1)	$2,779,764	82,938	2,862,702	2,766,430	93,782	2,860,212
Home equity loans	1,099,514	243,404	1,342,918	1,043,878	214,544	1,258,422
Consumer finance loans (2)	509	—	509	3,817	—	3,817
Consumer loans	1,057,384	35,502	1,092,886	775,378	58,671	834,049
Total Personal Banking	4,937,171	361,844	5,299,015	4,589,503	366,997	4,956,500

Commercial Banking:
Commercial real estate loans	2,557,904	407,003	2,964,907	2,416,047	223,327	2,639,374
Commercial loans	719,477	55,094	774,571	612,962	48,816	661,778
Total Commercial Banking	3,277,381	462,097	3,739,478	3,029,009	272,143	3,301,152
Total loans receivable, gross	8,214,552	823,941	9,038,493	7,618,512	639,140	8,257,652

Deferred loan costs	51,616	483	52,099	36,820	798	37,618
Allowance for loan losses	(51,439)	(6,502)	(57,941)	(51,751)	(3,463)	(55,214)
Undisbursed loan proceeds:
Residential mortgage loans	(14,937)	—	(14,937)	(11,513)	—	(11,513)
Commercial real estate loans	(208,857)	(1,661)	(210,518)	(167,029)	(524)	(167,553)
Commercial loans	(55,317)	(1,146)	(56,463)	(63,605)	(1,160)	(64,765)
Total loans receivable, net	$7,935,618	815,115	8,750,733	7,361,434	634,791	7,996,225

(1) Includes $7.7 million and no loans held for sale at December 31, 2019 and 2018, respectively.
(2) Represents loans from our consumer finance subsidiary that was closed in 2017 which are no longer being originated.

As of December 31, 2019, 2018 and 2017, we serviced loans for others approximating $793.1 million, $794.2 million and $887.3 million, respectively. These loans serviced for others are not our assets and are not included in our financial statements.

As of December 31, 2019 and 2018, approximately 50% and 58%, respectively, of our loan portfolio was secured by properties located in Pennsylvania. We do not believe we have significant concentrations of credit risk to any one group of borrowers given our underwriting and collateral requirements.

Loans receivable as of December 31, 2019 and 2018 include $3.090 billion and $2.810 billion, respectively, of adjustable rate loans and $5.948 billion and $5.448 billion, respectively, of fixed rate loans.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to the outstanding principal balance and related carrying value of acquired loans for the dates indicated:

	December 31,
	2019	2018
Acquired loans evaluated individually for future credit losses:
Outstanding principal balance	$7,187	8,189
Carrying value	4,975	5,690

Acquired loans evaluated collectively for future credit losses:
Outstanding principal balance	826,412	637,170
Carrying value	816,642	632,564

Total acquired loans:
Outstanding principal balance	833,599	645,359
Carrying value	821,617	638,254

The following table provides information related to the changes in the accretable discount, which includes income recognized from contractual cash flows for the dates indicated:

Total
Balance at December 31, 2017	$1,540
Accretion	(785)
Net reclassification from nonaccretable yield	—
Balance at December 31, 2018	755
Accretion	(551)
Net reclassification from nonaccretable yield	966
Balance at December 31, 2019	$1,170

The following table provides information related to purchased credit impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2019:

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income/accretion recognized
Personal Banking:
Residential mortgage loans	$742	1,232	7	866	147
Home equity loans	715	1,569	25	861	114
Consumer loans	7	34	1	18	12
Total Personal Banking	1,464	2,835	33	1,745	273

Commercial Banking:
Commercial real estate loans	3,433	4,268	6	3,509	273
Commercial loans	78	84	1	78	5
Total Commercial Banking	3,511	4,352	7	3,587	278
Total	$4,975	7,187	40	5,332	551

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to purchased credit impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2018:

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income/accretion recognized
Personal Banking:
Residential mortgage loans	$990	1,598	6	1,294	226
Home equity loans	1,008	1,959	7	1,483	157
Consumer loans	29	76	4	53	35
Total Personal Banking	2,027	3,633	17	2,830	418

Commercial Banking:
Commercial real estate loans	3,584	4,471	1	4,028	358
Commercial loans	79	85	—	82	9
Total Commercial Banking	3,663	4,556	1	4,110	367
Total	$5,690	8,189	18	6,940	785

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to changes in the allowance for loan losses for the year ended December 31, 2019:

	Balance as of December 31, 2019	Provision	Charge-offs	Recoveries	Balance as of December 31, 2018
Originated loans
Personal Banking:
Residential mortgage loans	$2,463	(1,089)	(935)	433	4,054
Home equity loans	2,830	46	(619)	219	3,184
Consumer finance loans	76	(671)	(320)	391	676
Consumer loans	11,979	10,696	(11,217)	2,096	10,404
Total Personal Banking	17,348	8,982	(13,091)	3,139	18,318

Commercial Banking:
Commercial real estate loans	17,292	(5,241)	(5,078)	1,232	26,379
Commercial loans	16,799	12,449	(3,237)	533	7,054
Total Commercial Banking	34,091	7,208	(8,315)	1,765	33,433
Total originated loans	51,439	16,190	(21,406)	4,904	51,751

Acquired loans
Personal Banking:
Residential mortgage loans	111	184	(231)	75	83
Home equity loans	359	322	(502)	191	348
Consumer loans	538	156	(270)	233	419
Total Personal Banking	1,008	662	(1,003)	499	850

Commercial Banking:
Commercial real estate loans	4,296	2,092	(389)	597	1,996
Commercial loans	1,198	3,715	(3,414)	280	617
Total Commercial Banking	5,494	5,807	(3,803)	877	2,613
Total acquired loans	6,502	6,469	(4,806)	1,376	3,463

Total	$57,941	22,659	(26,212)	6,280	55,214

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to changes in the allowance for loan losses for the year ended December 31, 2018:

	Balance as of December 31, 2018	Provision	Charge-offs	Recoveries	Balance as of December 31, 2017
Originated loans
Personal Banking:
Residential mortgage loans	$4,054	808	(1,067)	489	3,824
Home equity loans	3,184	(25)	(1,183)	320	4,072
Consumer finance loans	676	(1,282)	(2,813)	803	3,968
Consumer loans	10,404	12,151	(12,861)	2,639	8,475
Total Personal Banking	18,318	11,652	(17,924)	4,251	20,339

Commercial Banking:
Commercial real estate loans	26,379	11,349	(6,096)	1,215	19,911
Commercial loans	7,054	(2,062)	(2,675)	1,469	10,322
Total Commercial Banking	33,433	9,287	(8,771)	2,684	30,233
Total originated loans	51,751	20,939	(26,695)	6,935	50,572

Acquired loans
Personal Banking:
Residential mortgage loans	83	(61)	(112)	125	131
Home equity loans	348	(23)	(602)	211	762
Consumer loans	419	(335)	(291)	155	890
Total Personal Banking	850	(419)	(1,005)	491	1,783

Commercial Banking:
Commercial real estate loans	1,996	(467)	(1,291)	205	3,549
Commercial loans	617	279	(650)	97	891
Total Commercial Banking	2,613	(188)	(1,941)	302	4,440
Total acquired loans	3,463	(607)	(2,946)	793	6,223

Total	$55,214	20,332	(29,641)	7,728	56,795

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to changes in the allowance for loan losses for the year ended December 31, 2017:

	Balance as of December 31, 2017	Provision	Charge-offs	Recoveries	Balance as of December 31, 2016
Originated loans
Personal Banking:
Residential mortgage loans	$3,824	(390)	(834)	392	4,656
Home equity loans	4,072	1,474	(1,080)	192	3,486
Consumer finance loans	3,968	8,444	(8,369)	448	3,445
Consumer loans	8,475	13,601	(11,128)	1,473	4,529
Total Personal Banking	20,339	23,129	(21,411)	2,505	16,116

Commercial Banking:
Commercial real estate loans	19,911	(3,663)	(1,344)	1,251	23,667
Commercial loans	10,322	(4,777)	(2,462)	2,051	15,510
Total Commercial Banking	30,233	(8,440)	(3,806)	3,302	39,177
Total originated loans	50,572	14,689	(25,217)	5,807	55,293

Acquired loans
Personal Banking:
Residential mortgage loans	131	185	(205)	80	71
Home equity loans	762	503	(1,179)	391	1,047
Other consumer loans	890	765	(795)	267	653
Total Personal Banking	1,783	1,453	(2,179)	738	1,771

Commercial Banking:
Commercial real estate loans	3,549	2,631	(2,830)	740	3,008
Commercial loans	891	978	(1,028)	74	867
Total Commercial Banking	4,440	3,609	(3,858)	814	3,875
Total acquired loans	6,223	5,062	(6,037)	1,552	5,646

Total	$56,795	19,751	(31,254)	7,359	60,939

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
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable as of December 31, 2019:

	Total loans receivable	Allowance for loan losses	Nonaccrual loans (1)	Loans 90 days past maturity and accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,868,127	2,574	14,476	—	7,550	560	—
Home equity loans	1,342,918	3,189	6,745	32	1,973	393	26
Consumer finance loans	509	76	1	—	—	—	—
Consumer loans	1,124,623	12,517	4,225	—	—	—	—
Total Personal Banking	5,336,177	18,356	25,447	32	9,523	953	26

Commercial Banking:
Commercial real estate loans	2,754,390	21,588	34,864	—	19,358	1,384	476
Commercial loans	718,107	17,997	8,559	—	3,118	665	64
Total Commercial Banking	3,472,497	39,585	43,423	—	22,476	2,049	540

Total	$8,808,674	57,941	68,870	32	31,999	3,002	566

(1)	Includes $9.0 million of nonaccrual TDRs.

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
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to the composition of impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2019:

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$12,682	1,794	—	6,817	21,293	19,767	688
Home equity loans	5,635	1,110	—	1,654	8,399	8,571	368
Consumer finance loans	1	—	—	—	1	—	—
Consumer loans	3,609	616	—	—	4,225	3,842	179
Total Personal Banking	21,927	3,520	—	8,471	33,918	32,180	1,235

Commercial Banking:
Commercial real estate loans	25,014	9,850	933	10,329	46,126	46,284	1,490
Commercial loans	4,739	3,820	15,916	1,474	25,949	10,179	345
Total Commercial Banking	29,753	13,670	16,849	11,803	72,075	56,463	1,835

Total	$51,680	17,190	16,849	20,274	105,993	88,643	3,070

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
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

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable as of and for the year ended December 31, 2019:

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,860,026	8,101	8,101	560	—
Home equity loans	1,340,944	1,974	1,974	393	—
Consumer finance loans	509	—	—	—	—
Consumer loans	1,124,614	9	9	3	—
Total Personal Banking	5,326,093	10,084	10,084	956	—

Commercial Banking:
Commercial real estate loans	2,718,855	35,535	29,578	2,679	5,957
Commercial loans	694,424	23,683	18,337	8,127	5,346
Total Commercial Banking	3,413,279	59,218	47,915	10,806	11,303

Total	$8,739,372	69,302	57,999	11,762	11,303

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides a roll forward of troubled debt restructurings for the periods indicated:

	For the years ended December 31,
	2019		2018
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	195	$33,608	205	$32,104
New TDRs	14	3,344	29	1,800
Re-modified TDRs	8	5,678	6	3,086
Net paydowns		(7,806)		(6,606)
Charge-offs:
Residential mortgage loans	—	—	1	(135)
Home equity loans	—	—	—	—
Commercial real estate loans	—	—	2	(294)
Commercial loans	2	(235)	7	(1,345)
Paid-off loans:
Residential mortgage loans	5	(225)	5	258
Home equity loans	9	(196)	5	83
Commercial real estate loans	12	(2,122)	10	2,254
Commercial loans	5	(47)	9	2,403
Ending TDR balance:	176	$31,999	195	$33,608
Accruing TDRs		$22,956		$18,302
Non-accrual TDRs		9,043		15,306

     The following table provides information related to troubled debt restructurings (including re-modified TDRs) by portfolio segment and by class of financing receivable occurring during the year ended December 31, 2019:

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Troubled debt restructurings:
Personal Banking:
Residential mortgage loans	3	$297	297	19
Home equity loans	5	171	165	12
Total Personal Banking	8	468	462	31

Commercial Banking:
Commercial real estate loans	10	8,333	7,369	613
Commercial loans	4	221	192	21
Total Commercial Banking	14	8,554	7,561	634

Total	22	$9,022	8,023	665

There were no troubled debt restructurings modified within the previous twelve months that have subsequently defaulted.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
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

There are no troubled debt restructurings modified within the previous twelve months that have subsequently defaulted.

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
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to troubled debt restructurings modified within the previous twelve months that have subsequently defaulted during the year ended December 31, 2017:

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Personal Banking:
Residential mortgage loans	1	$336	334	34
Home equity loans	—	—	—	—
Total Personal Banking	1	336	334	34

Commercial Banking:
Commercial real estate loans	2	438	426	35
Commercial loans	—	—	—	—
Total Commercial Banking	2	438	426	35

	3	$774	760	69

The following table provides information for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable during occurring the year ended December 31, 2019:

	Number of contracts	Type of modification
		Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	3	$—	—	297	—	297
Home equity loans	5	109	—	56	—	165
Total Personal Banking	8	109	—	353	—	462

Commercial Banking:
Commercial real estate loans	10	—	2,541	4,828	—	7,369
Commercial loans	4	37	—	155	—	192
Total Commercial Banking	14	37	2,541	4,983	—	7,561

Total	22	$146	2,541	5,336	—	8,023

The following table provides information for troubled debt restructurings (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable during the year ended December 31, 2018:

	Number of contracts	Type of modification
		Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	9	$7	326	330	86	749
Home equity loans	17	64	264	90	192	610
Total Personal Banking	26	71	590	420	278	1,359

Commercial Banking:
Commercial real estate loans	5	—	—	3,114	—	3,114
Commercial loans	4	—	—	342	—	342
Total Commercial Banking	9	—	—	3,456	—	3,456

Total	35	$71	590	3,876	278	4,815

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the year ended December 31, 2019:

	Number of re-modified TDRs	Type of re-modification
		Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Commercial Banking:
Commercial real estate loans	7	—	219	4,448	—	4,667
Commercial loans	1	—	—	38	—	38
Total Commercial Banking	8	—	219	4,486	—	4,705

Total	8	$—	219	4,486	—	4,705

The following table provides information related to re-modified troubled debt restructurings by portfolio segment and by class of financing receivable for the year ended December 31, 2018:

	Number of re-modified TDRs	Type of re-modification
		Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Commercial Banking:
Commercial real estate loans	3	—	—	2,854	—	2,854
Commercial loans	3	—	—	192	—	192
Total Commercial Banking	6	—	—	3,046	—	3,046

Total	6	$—	—	3,046	—	3,046

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table provides information related to loan payment delinquencies as of December 31, 2019:

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing (1)
Originated loans
Personal Banking:
Residential mortgage loans	$20,447	5,572	11,080	37,099	2,748,090	2,785,189	—
Home equity loans	5,119	2,096	4,573	11,788	1,087,726	1,099,514	—
Consumer finance loans	63	35	1	99	410	509	—
Consumer loans	8,906	3,163	3,466	15,535	1,073,103	1,088,638	—
Total Personal Banking	34,535	10,866	19,120	64,521	4,909,329	4,973,850	—

Commercial Banking:
Commercial real estate loans	5,598	1,387	17,959	24,944	2,324,104	2,349,048	—
Commercial loans	987	6,360	4,296	11,643	652,516	664,159	—
Total Commercial Banking	6,585	7,747	22,255	36,587	2,976,620	3,013,207	—
Total originated loans	41,120	18,613	41,375	101,108	7,885,949	7,987,057	—

Acquired loans
Personal Banking:
Residential mortgage loans	2,849	121	1,695	4,665	78,273	82,938	93
Home equity loans	1,350	309	1,115	2,774	240,630	243,404	53
Consumer loans	239	104	144	487	35,498	35,985	1
Total Personal Banking	4,438	534	2,954	7,926	354,401	362,327	147

Commercial Banking:
Commercial real estate loans	2,323	303	7,055	9,681	395,661	405,342	—
Commercial loans	200	43	443	686	53,262	53,948	—
Total Commercial Banking	2,523	346	7,498	10,367	448,923	459,290	—
Total acquired loans	6,961	880	10,452	18,293	803,324	821,617	147

Total loans	$48,081	19,493	51,827	119,401	8,689,273	8,808,674	147

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
December 31, 2019, 2018 and 2017
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
December 31, 2019, 2018 and 2017
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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth information about credit quality indicators as of December 31, 2019:

	Pass	Special mention	Substandard	Doubtful	Loss	Total loans receivable
Originated loans
Personal Banking:
Residential mortgage loans	$2,776,971	—	8,218	—	—	2,785,189
Home equity loans	1,093,874	—	5,640	—	—	1,099,514
Consumer loans	1,084,986	—	4,161	—	—	1,089,147
Total Personal Banking	4,955,831	—	18,019	—	—	4,973,850

Commercial Banking:
Commercial real estate loans	2,188,823	70,327	89,898	—	—	2,349,048
Commercial loans	571,011	42,352	50,796	—	—	664,159
Total Commercial Banking	2,759,834	112,679	140,694	—	—	3,013,207
Total originated loans	7,715,665	112,679	158,713	—	—	7,987,057

Acquired loans
Personal Banking:
Residential mortgage loans	81,611	—	1,327	—	—	82,938
Home equity loans	242,237	—	1,167	—	—	243,404
Consumer loans	35,746	—	239	—	—	35,985
Total Personal Banking	359,594	—	2,733	—	—	362,327

Commercial Banking:
Commercial real estate loans	349,993	10,243	45,106	—	—	405,342
Commercial loans	45,972	28	7,948	—	—	53,948
Total Commercial Banking	395,965	10,271	53,054	—	—	459,290
Total acquired loans	755,559	10,271	55,787	—	—	821,617

Total loans	$8,471,224	122,950	214,500	—	—	8,808,674

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
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

Our exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. We use the same credit policies in making commitments for off-balance-sheet financial instruments as we do for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of December 31, 2019 and 2018 are presented in the following table:

	December 31,
	2019	2018
Loan commitments	$234,137	136,760
Undisbursed lines of credit	917,161	788,262
Standby letters of credit	40,303	32,581
Total	$1,191,601	957,603

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral we obtain upon extension of credit is based

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

on management’s credit evaluation of the counterparty. Collateral held varies but generally may include cash, marketable securities, real estate and other property.

Outstanding loan commitments at December 31, 2019 for fixed rate loans were $129.6 million. The interest rates on these commitments approximate market rates at December 31, 2019. Outstanding loan commitments at December 31, 2019 for adjustable rate loans were $104.5 million.  The fair values of these commitments are affected by fluctuations in market rates of interest.

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. As of December 31, 2019, the maximum potential amount of future payments we could be required to make under these standby letters of credit is $40.3 million, of which $34.1 million is fully collateralized. A liability (which represents deferred income) of $444,000 and $267,000 has been recognized for the obligations as of December 31, 2019 and 2018, respectively, and there are no recourse provisions that would enable us to recover any amounts from third parties.

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

The following table shows changes in MSRs as of and for the years ended December 31, 2019 and 2018:

	Servicing rights	Valuation allowance	Net carrying value and fair value
Balance at December 31, 2017	$3,523	—	3,523
Additions	50	—	50
Amortization	(1,470)	—	(1,470)
Balance at December 31, 2018	2,103	—	2,103
Additions	862	(1)	861
Amortization	(1,117)	—	(1,117)
Balance at December 31, 2019	$1,848	(1)	1,847

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

(7)                                 Accrued Interest Receivable

Accrued interest receivable as of December 31, 2019 and 2018 is presented in the following table:

	December 31,
	2019	2018
Investment securities	$941	1,035
Mortgage-backed securities	1,508	1,333
Loans receivable	23,306	22,122
	$25,755	24,490

(8)    Federal Home Loan Bank Stock

Northwest Bank is a member of the Federal Home Loan Bank ("FHLB") system.  As a member, we are required to maintain an investment in the capital stock of the FHLB of Pittsburgh in accordance with their 2015 Capital Plan, at cost, in two subclasses based on the following ranges:  Membership stock purchase (Subclass B-1) ranging from 0.05% to 1.0% of the member asset value as defined by the FHLB, currently at 0.10%; and Activity-based stock purchase (Subclass B-2) ranging from 2.0% to 6.0% of outstanding advances, currently at 4.0%; 0.0% to 6.0% of acquired member assets, currently at 4.0%; 0.0% to 4.0% of certain letters of credit, currently at 0.75%; and 0.0% to 6.0% of outstanding advance commitments settling more than 30 days after trade, currently at 0.0%. Our investment in the capital stock of the FHLB of Pittsburgh at December 31, 2019 and December 31, 2018 was $14.7 million and $15.6 million, respectively. We received dividends on capital stock during the years ended December 31, 2019 and 2018 of $1.1 million and $452,000, respectively.  Future dividends may be established at different rates for the two subclasses of capital stock.

(9)                                 Premises and Equipment

Premises and equipment at December 31, 2019 and 2018 are summarized by major classification in the following table:

	December 31,
	2019	2018
Land and land improvements	$22,194	21,042
Office buildings and improvements	154,535	150,328
Furniture, fixtures and equipment	124,216	119,829
Leasehold improvements	20,770	17,419
Total, at cost	321,715	308,618
Less accumulated depreciation and amortization	(174,306)	(165,228)
Premises and equipment, net	$147,409	143,390

Depreciation and amortization expense for the years ended December 31, 2019, 2018 and 2017 was $11.7 million, $12.1 million and $12.4 million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

(10)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Amortizable intangible assets:
Core deposit intangibles - gross	$71,183	63,685
Less: accumulated amortization	(50,934)	(45,027)
Core deposit intangibles - net	$20,249	18,658
Customer and Contract intangible assets - gross	$12,775	10,474
Less: accumulated amortization	(9,948)	(9,311)
Customer and Contract intangible assets - net	$2,827	1,163
Total intangible assets - net	$23,076	19,821

The following information shows the actual aggregate amortization expense for the years ended December 31, 2019, 2018 and 2017 as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for each of the five succeeding fiscal years:

For the year ended December 31, 2017	$6,764
For the year ended December 31, 2018	5,848
For the year ended December 31, 2019	6,543
For the year ending December 31, 2020	6,237
For the year ending December 31, 2021	5,058
For the year ending December 31, 2022	3,976
For the year ending December 31, 2023	3,016
For the year ending December 31, 2024	2,249

The following table provides information for the changes in the carrying amount of goodwill:

Total
Balance at December 31, 2017	$307,420
Goodwill acquired	—
Balance at December 31, 2018	307,420
Goodwill acquired	38,683
Balance at December 31, 2019	$346,103

We have determined that goodwill is not impaired as of December 31, 2019 and 2018. There were no changes in our operations that would cause us to update the goodwill impairment test performed as of June 30, 2019.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

(11)    Deposits

Deposit balances at December 31, 2019 and 2018 are shown in the table below:

	December 31,
	2019	2018
Noninterest-bearing demand deposits	$1,609,653	1,736,156
Interest-bearing demand deposits	1,944,108	1,455,460
Money market deposit accounts	1,863,998	1,661,623
Savings deposits	1,604,838	1,636,099
Time deposits	1,569,410	1,404,841
Total deposits	$8,592,007	7,894,179

The aggregate amount of time deposits with a minimum denomination of $100,000 at December 31, 2019 and 2018 was $521.1 million and $460.8 million, respectively.

Generally, deposits in excess of $250,000 are not federally insured. At December 31, 2019 we had $2.211 billion of deposits in accounts exceeding $250,000.

The following table summarizes the contractual maturity of time deposits at December 31, 2019 and 2018:

	December 31,
	2019	2018
Due within 12 months	$909,509	553,173
Due between 12 and 24 months	300,656	352,074
Due between 24 and 36 months	214,301	213,591
Due between 36 and 48 months	106,065	171,866
Due between 48 and 60 months	35,358	108,068
After 60 months	3,521	6,069
Total time deposits	$1,569,410	1,404,841

The following table summarizes the interest expense incurred on the respective deposits for the years ended December 31, 2019, 2018 and 2017:

	Years ended December 31,
	2019	2018	2017
Interest-bearing demand deposits	$6,012	3,607	1,027
Money market deposit accounts	13,010	5,740	4,203
Savings deposits	3,115	3,064	3,062
Time deposits	27,079	18,574	14,765
Total interest expense on deposits	$49,216	30,985	23,057

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

(12)                         Borrowed Funds

     (a)                                 Borrowings

Borrowed funds at December 31, 2019 and 2018 are presented in the following table:

	December 31,
	2019		2018
	Amount	Average rate	Amount	Average rate
Term notes payable to the FHLB of Pittsburgh:
Due within one year	$153,600	2.38%	$128,600	2.60%
Total term notes payable to FHLB of Pittsburgh	153,600		128,600
Collateralized borrowings, due within one year	92,736	0.25%	105,789	0.20%
Total borrowed funds	$246,336		$234,389

Borrowings from the FHLB of Pittsburgh, if any, are secured by our residential first mortgage and other qualifying loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250.0 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty.

At December 31, 2019 and December 31, 2018, collateralized borrowings due within one year were $92.7 million and $105.8 million, respectively. The collateralized borrowings are collateralized by various securities held in safekeeping by the FHLB of Pittsburgh. The market value of these securities exceeds the value of the collateralized borrowings. The average amount of collateralized borrowings outstanding in the years ended December 31, 2019, 2018 and 2017 was $91.1 million, $102.3 million and $121.0 million, respectively. The maximum amount of collateralized borrowings outstanding during the years ended December 31, 2019, 2018 and 2017 was $101.1 million, $110.3 million and $137.2 million, respectively.

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

The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust preferred securities.  Northwest Bancorp Capital Trust III holds $51,547,000 of the Company’s junior subordinated debentures due December 30, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2019 was 3.34%. Northwest Bancorp Statutory Trust IV holds $51,547,000 of the Company’s junior subordinated debentures due December 15, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at December 31, 2019 was 3.27%. LNB Trust II holds $8,119,000 of the Company's junior subordinated debentures due June 15, 2037, with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.48%. The rate in effect at December 31, 2019 was 3.37%.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

As a result of the merger with DFSC, we acquired two additional statutory business trusts: Union National Capital Trust I ("UNCT I") and Union National Capital Trust II ("UNCT II"); both are Delaware statutory business trusts. At December 31, 2019, UNCT I had 8,000 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $8,000,000) with a stated maturity of January 23, 2034. These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 2.85%. The rate in effect at December 31, 2019 was 4.79%. At December 31, 2019, UNCT II had 3,000 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $3,000,000) with a stated maturity of November 23, 2034. These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 2.00%. The rate in effect at December 31, 2019 was 3.91%. The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures held by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities. UNCT I holds $8,248,000 of junior subordinated debentures and UNCT II holds $3,093,000 of junior subordinated debentures. These subordinated debentures are the sole assets of the Trusts. As the shareholders of the trust preferred securities are the primary beneficiaries of the Trusts, the Trusts are not consolidated in our financial statements.

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

The following table sets forth a summary of guaranteed capital debt securities and junior subordinated debentures held by the trusts as of December 31, 2019 and 2018:

	Capital debt securities	December 31,
		2019	2018
Northwest Bancorp Capital Trust III	$50,000	51,547	51,547
Northwest Bancorp Statutory Trust IV	50,000	51,547	51,547
LNB Trust II	7,875	8,119	8,119
Union National Capital Trust I (1)	8,000	7,900	—
Union National Capital Trust II (1)	3,000	2,687	—
Total	$118,875	121,800	111,213

(1) Net of discounts due to the fair value adjustment made at the time of acquisition.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

(13)                          Income Taxes

Total income tax was allocated for the years ended December 31, 2019, 2018 and 2017 as follows:

	Years ended December 31,
	2019	2018	2017
Income tax expense	$30,679	28,422	41,444
Shareholders’ equity for unrealized gain/(loss) on securities available-for-sale	3,992	(573)	(3,403)
Shareholders’ equity for pension adjustment	(2,859)	(24)	(213)
Shareholders’ equity for swap fair value adjustment	—	223	585
Unallocated income tax	$31,812	28,048	38,413

Income tax expense applicable to income before taxes consists of:

	Years ended December 31,
	2019	2018	2017
Current	$27,903	31,192	30,127
Deferred	2,776	(2,770)	11,317
Total income tax expense	$30,679	28,422	41,444

A reconciliation of the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income for the years ended December 31, 2019, 2018 and 2017, is as follows:

	Years ended December 31,
	2019	2018	2017
Expected tax rate	21.0%	21.0%	35.0%
Tax-exempt interest income	(0.8)%	(0.9)%	(1.5)%
State income tax, net of federal benefit	3.7%	3.8%	3.2%
Bank-owned life insurance	(0.6)%	(0.9)%	(1.6)%
Stock-based compensation	(0.6)%	(0.8)%	(0.9)%
Dividends on stock plans	(0.6)%	(0.6)%	(1.1)%
Low income housing and historic tax credits	(0.5)%	(0.6)%	(0.5)%
Adjustment to net deferred tax liabilities for enacted changes in tax laws and rates	—%	—%	(2.3)%
Other	0.1%	0.2%	0.2%
Effective tax rate	21.7%	21.2%	30.5%

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below:

	December 31,
	2019	2018
Deferred tax assets:
Deferred rent	$—	115
Deferred compensation expense	1,974	2,357
Bad debts	12,609	11,257
Other reserves	961	1,065
Accrued post-retirement benefit cost	436	410
Stock benefit plans	994	904
Pension and post-retirement benefits	15,916	13,057
Unrealized loss on the fair value of securities available-for-sale	—	2,733
Deferred income	728	822
Lease liability	11,493	—
Net operating loss	504	—
Other	626	219
Total deferred tax assets	46,241	32,939
Deferred tax liabilities:
Pension expense	5,864	5,686
Purchase accounting	291	180
Intangible assets	14,464	13,839
Mortgage servicing rights	407	460
Fixed assets	5,755	4,602
Net deferred loan costs	5,042	4,558
Right of use asset	10,895	—
Unrealized gain on fair value of securities available-for-sale	1,259	—
Other	314	331
Total deferred tax liabilities	44,291	29,656
Net deferred tax asset	$1,950	3,283

We have $2.4 million of federal net operating loss carryovers subject to the annual limitation under Internal Revenue Code Section 382 at December 31, 2019. The majority of net operating loss carryovers do not have an expiration date since it was generated after 2018 and is expected to be fully realized.

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

We utilize a comprehensive model to recognize, measure, present and disclose in our financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  At December 31, 2019, there were no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate.  We recognize interest accrued and penalties (if any) related to unrecognized tax benefits in income tax expense.  During the year ended December 31, 2019, we did not accrue any interest.  At December 31, 2019, we had no amount accrued for interest or the payment of penalties.

We are subject to routine audits of our tax returns by the Internal Revenue Service as well as all states in which we conduct business.  We are subject to audit by the Internal Revenue Service for the tax periods ended after December 31, 2016 and subject to audit by any state in which we conduct business for the tax periods ended after December 31, 2016. The New York State audit of the Company's 2011 to 2014 tax years was finalized in 2016, resulting in an additional tax liability of $444,000. The Internal Revenue Service audit of the 2013 tax year of LNB was concluded in 2016 and resulted in no additional tax liability.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

Effective January 1, 2018, the Tax Cuts and Jobs Act of 2017 reduced our corporate federal tax rate from 35.0% to 21.0%. As a result, on the enactment date of December 22, 2017, we were required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. This re-measurement of our net deferred tax liability resulted in prior year 2017 income tax benefit of $3.1 million.

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

(14)    Shareholders’ Equity

Retained earnings are partially restricted in connection with regulations related to the insurance of deposit accounts, which requires Northwest to maintain certain statutory reserves. Northwest may not pay dividends on or repurchase any of its common stock if the effect thereof would reduce retained earnings below the level of adequate capitalization as defined by federal and state regulators.

In tax years prior to fiscal 1997, Northwest was permitted, under the Internal Revenue Code ("IRC"), to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at December 31, 2019 and 2018 include approximately $39.1 million representing such bad debt deductions for which no deferred income taxes have been provided.

(15)    Earnings Per Share

Basic earnings per common share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. All stock options outstanding during the years ended December 31, 2019, 2018 and 2017 were included in the computation of diluted earnings per share because the stock options exercise price was less than the average market price of the common shares of $17.07, $17.20, and $16.64, respectively.

The computation of basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017 follows:

	Years ended December 31,
	2019	2018	2017
Net income available to common shareholders	$110,432	105,491	94,467

Weighted average common shares outstanding (1)	104,878,774	102,073,888	101,015,083
Dilutive potential shares due to effect of stock options (1)	960,375	1,492,013	1,549,822
Total weighted average common shares and dilutive potential shares (1)	105,839,149	103,565,901	102,564,905
Basic earnings per share (1)	$1.05	1.03	0.94
Diluted earnings per share (1)	$1.04	1.02	0.92

(1)  Not in thousands.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

(16)    Employee Benefit Plans

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

Total expense for all retirement plans, including defined benefit pension plans, was approximately $6.7 million, $5.8 million and $6.8 million, for the years ended December 31, 2019, 2018 and 2017, respectively.

Components of net periodic pension cost and other amounts recognized in other comprehensive income:

The following table sets forth the net periodic pension cost for the defined benefit pension plans for the years ended December 31, 2019, 2018 and 2017 :

	Years ended December 31,
	2019	2018	2017
Service cost	$5,949	6,864	6,149
Interest cost	7,353	6,712	6,879
Expected return on plan assets	(11,037)	(11,968)	(10,512)
Net amortization and deferral	1,101	1,167	1,388
Net periodic pension cost	$3,366	2,775	3,904

The following table sets forth other changes in the defined benefit pension plans’ plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2019	2018	2017
Net (gain)/loss	$8,235	(1,716)	(1,647)
Amortization of prior service cost	2,323	2,323	2,323
Total recognized in other comprehensive income	$10,558	607	676
Total recognized in net periodic pension cost and other comprehensive income	$13,924	3,382	4,580

The estimated net loss and prior service credit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic cost over the next year is $3.6 million and $(2.3) million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth information for the defined benefit pension plans’ funded status at December 31, 2019 and 2018:

	December 31,
	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$181,121	193,142
Service cost	5,949	6,864
Interest cost	7,353	6,712
Actuarial (gain)/loss	35,203	(19,015)
Benefits paid	(7,129)	(6,582)
Benefit obligation at end of year	$222,497	181,121

Change in plan assets:
Fair value of plan assets at beginning of year	$160,766	173,668
Actual return on plan assets	34,582	(8,820)
Employer contributions	5,322	2,500
Benefits paid	(7,129)	(6,582)
Fair value of plan assets at end of period	$193,541	160,766
Funded status at end of year	$(28,956)	(20,355)

The following table sets forth the assumptions used to develop the net periodic pension cost:

	Years ended December 31,
	2019	2018	2017
Discount rate	4.15%	3.53%	4.06%
Expected long-term rate of return on assets	7.00%	7.00%	7.00%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

The following table sets forth the assumptions used to determine benefit obligations at the end of each period:

	Years ended December 31,
	2019	2018	2017
Discount rate	3.14%	4.15%	3.53%
Expected long-term rate of return on assets	6.50%	7.00%	7.00%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

The expected long-term rate of return on assets is based on the expected return of each of the asset categories, weighted based on the median of the target allocation for each category.  We use the Citigroup Pension Liability Index rates matching the duration of our benefit payments as of the measurement date to determine the discount rate.

The accumulated benefit obligation for the funded defined benefit pension plan was $217.3 million, $175.1 million and $186.9 million at December 31, 2019, 2018 and 2017, respectively. The accumulated benefit obligation for all unfunded defined benefit plans was $5.2 million, $4.8 million and $6.2 million at December 31, 2019, 2018 and 2017, respectively.

The following table sets forth certain information related to our pension plans:

	December 31,
	2019	2018
Projected benefit obligation	$222,497	181,121
Accumulated benefit obligation	222,497	181,121
Fair value of plan assets	193,541	160,766

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

We anticipate making a contribution to our defined benefit pension plan of $2.0 million to $4.0 million during the year ending December 31, 2020.

The investment policy as established by the Plan Administrative Committee, to be followed by the Trustee, is to invest assets based on the target allocations shown in the table below. To meet target allocation ranges set forth by the Plan Administrative Committee, periodically, the assets are reallocated by the Trustee.  The investment policy is reviewed periodically to determine if the policy should be changed. Pension assets are conservatively invested with the goal of providing market or better returns with below market risks. Assets are invested in a balanced portfolio composed primarily of equities, fixed income, and cash or cash equivalent investments. The Trustee tries to maintain an approximate asset mix position of 20% to 50% bonds and 30% to 60% equities.

A maximum of 10% may be invested in any one stock, including the stock of Northwest Bancshares, Inc. The objective of holding equity securities is to provide capital appreciation consistent with the ownership of the common stocks of medium to large companies. Acceptable bond investments are direct or agency obligations of the U.S. Government or investment grade corporate bonds. The average maturity of the bond portfolio shall not exceed ten years.

The following table sets forth the weighted average asset allocation of defined benefit plans:

	Target	December 31,
	allocation	2019	2018
Debt securities	20 – 50%	24%	27%
Equity securities	30 – 60%	70%	70%
Other	5 – 50%	6%	3%
Total		100%	100%

All of the assets held by the defined benefit pension plan are measured and recorded at estimated fair value on our balance sheet on a recurring basis as Level 1 and Level 2 assets, as defined by the fair value hierarchy defined in note 17.

The following table sets forth the pension plan assets as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Mutual funds - debt	$46,563	43,549
Mutual funds - equity	134,773	112,580
Cash and cash equivalents	12,204	4,637

The benefits expected to be paid in each year from 2020 to 2024 are $7.7 million, $8.0 million, $8.1 million, $8.0 million and $8.4 million, respectively. The aggregate benefits expected to be paid in the five years from 2025 to 2029 are $46.3 million. The expected benefits to be paid are based on the same assumptions used to measure our benefit obligations at December 31, 2019 and include estimated future employee service.

(b)                                 Post-retirement Healthcare Plan

In addition to pension benefits, we provide post-retirement healthcare benefits for certain employees who were employed as of October 1, 1993 and were at least 55 years of age on that date. We use the accrual method of accounting for post-retirement benefits other than pensions.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

The following table sets forth the net periodic benefit cost for the post-retirement healthcare benefits plan for the years ended December 31, 2019, 2018 and 2017:

	Years ended December 31,
	2019	2018	2017
Interest cost	$52	54	68
Amortization of net loss	68	98	108
Net period benefit cost	$120	152	176

The following table sets forth other changes in the post-retirement healthcare plan’s plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2019	2018	2017
Net gain	$(475)	(305)	(156)
Total recognized in other comprehensive income	$(475)	(305)	(156)
Total recognized in net periodic benefit cost and other comprehensive income/(loss)	$(355)	(153)	20

The estimated net loss for the post-retirement healthcare benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2020 is $18,000.

The following table sets forth the funded status of the post-retirement healthcare benefit plan at December 31, 2019 and 2018:

	December 31,
	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$1,332	1,637
Interest cost	52	54
Actuarial gain	(405)	(207)
Benefits paid	(90)	(152)
Benefit obligation at end of year	$889	1,332

Change in plan assets:
Employer contributions	90	152
Benefits paid	(90)	(152)
Funded status at year end	$(889)	(1,332)

The assumptions used to develop the preceding information for post-retirement healthcare benefits are as follows:

	Years ended December 31,
	2019	2018	2017
Discount rate	4.15%	3.53%	4.06%
Monthly cost of healthcare insurance per beneficiary (1)	$391	507	548
Annual rate of increase in healthcare costs	4.00%	4.00%	4.00%
(1)   Not in thousands.

If the assumed rate of increase in healthcare costs was increased by one percentage point to 5% from the level presented above, the interest cost component of net periodic post-retirement healthcare benefit cost would increase by $4,000 and the accumulated post-retirement benefit obligation for healthcare benefits would increase by $24,000.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth information for plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2019	2018
Projected benefit obligation	$889	1,332
Accumulated benefit obligation	889	1,332

(c)                                 Common stock awards

On April 20, 2011, we established the Northwest Bancshares, Inc. 2011 Equity Incentive Plan with 2,806,233 common shares authorized.  From this plan, we awarded employees 353,750 common shares and outside directors 24,300 common shares with a grant date fair value of $15.24 per share (total market value of $5.8 million at issuance). These common shares vest over a ten-year period with the first vesting occurring on the grant date. Total common shares forfeited from the 2011 plan were 539,853, of which, 58,199 shares were forfeited during the year ended December 31, 2019. Forfeited shares may be awarded to other eligible recipients in future grants until the plan termination date in 2021.

On April 18, 2018, we established the Northwest Bancshares, Inc. 2018 Equity Incentive Plan with 1,500,000 common shares. From this plan, we awarded employees 390,030 common shares and outside directors 24,300 common shares with a grant date fair value of $16.59 per share (total market value of $6.9 million at issuance) on May 14, 2018. We also awarded employees 256,800 common shares and outside directors 24,300 common shares with a grant date fair value of $17.27 per share (total market value of $4.9 million at issuance) on May 22, 2019. These common shares vest over a seven-year period with the first vesting occurring on the grant date. Total common shares forfeited from the 2018 plan were 42,610, of which, 32,898 shares were forfeited during the year ended December 31, 2019. Forfeited shares may be awarded to other eligible recipients in future grants until the plan termination date in 2028.

(d)                                  Stock option plans

The Northwest Bancshares, Inc. 2011 Equity Incentive Plan also authorized the granting of 7,015,583 stock options.  On May 17, 2017, we granted employees 754,210 stock options and outside directors 64,800 stock options with an exercise price of $15.57 per share.  These awarded stock options vest over a ten-year period with the first vesting occurring on the grant date with a ten-year exercise period from the grant date.

The Northwest Bancshares, Inc. 2018 Equity Incentive Plan also authorized the granting of 3,500,000 stock options. On May 14, 2018, we granted employees 831,160 stock options and outside directors 64,800 stock options with an exercise price of $16.59 per share. On May 22, 2019, we granted employees 547,410 stock options and outside directors 64,800 stock options with an exercise price of $17.27 per share. These awarded stock options vest over a seven-year period with the first vesting occurring on the grant date with a ten-year exercise period from the grant date.

The following table summarizes the activity in our option plans during the years ended December 31, 2019, 2018 and 2017 (amounts in this table are not in thousands):

	Years ended December 31,
	2019		2018		2017
	Number	Weighted average exercise price	Number	Weighted average exercise price	Number	Weighted average exercise price
Balance at beginning of year	5,612,812	$13.49	5,695,570	$12.75	5,804,105	$12.25
Granted (1)	612,210	17.27	895,960	16.59	819,010	15.57
Exercised (2)	(917,845)	11.77	(830,712)	10.38	(630,591)	11.66
Forfeited/expired	(205,826)	14.28	(148,006)	12.52	(296,954)	12.43
Balance at end of year	5,101,351	14.28	5,612,812	13.49	5,695,570	12.75
Exercisable at end of year	2,803,918	13.36	3,016,175	12.61	3,016,367	11.99

(1)	Weighted average fair value of options at grant date: $1.14, $1.49 and $1.55, respectively.

(2)	The total intrinsic value of options exercised was $5.2 million, $4.8 million and $3.5 million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

The aggregate intrinsic value of all options expected to vest and fully vested options at December 31, 2019 is $3.2 million and $20.7 million, respectively.  The following table summarizes the number of options outstanding, number of options exercisable, and weighted average remaining life of all option grants as of December 31, 2019:

	Exercise price $11.49	Exercise price $11.70	Exercise price $12.12	Exercise price $12.17	Exercise price $12.32	Exercise price $12.37
Options outstanding:
Number of options	67,501	280,681	136,425	3,200	917,438	420,660
Weighted average remaining contract life (years)	0.25	2.50	1.00	1.25	1.50	5.50
Options exercisable:
Number of options	67,501	229,262	136,425	3,200	812,791	225,735
Weighted average remaining term - vested (years)	0.25	2.50	1.00	1.25	1.50	5.50

	Exercise price $12.44	Exercise price $13.15	Exercise price $14.15	Exercise price $15.57	Exercise price $16.59	Exercise price $17.27	Total $14.28
Options outstanding:
Number of options	326,824	351,842	536,889	660,074	813,975	585,842	5,101,351
Weighted average remaining contract life (years)	3.50	4.50	6.50	7.50	5.50	6.50	4.71
Options exercisable:
Number of options	238,918	222,818	243,507	242,244	284,495	97,022	2,803,918
Weighted average remaining term - vested (years)	3.50	4.50	6.50	7.50	5.50	6.50	3.79

(17)                          Disclosures About Fair Value of Financial Instruments

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
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

Debt securities — available-for-sale - Generally, debt securities are valued using pricing for similar securities, recently executed transactions and other pricing models utilizing observable inputs. The valuation for most debt securities is classified as Level 2. Securities within Level 2 include corporate bonds, municipal bonds, mortgage-backed securities and U.S. government obligations. Certain debt securities which were AAA rated at purchase do not have an active market and as such we have used an alternative method to determine the fair value of these securities. The fair value has been determined using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions. As such, securities which otherwise would have been classified as Level 2 securities if an active market for those assets or similar assets existed are included herein as Level 3 assets.

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

Loans held for investment

The fair value of the loans held for investment is estimated using a discounted cash flow analysis that utilizes interest rates currently being offered for similar loans adjusted for liquidity and credit risk.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

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

Interest rate lock commitments and forward commitments

The fair value of interest rate lock commitments is based on the value of underlying loans held-for-sale which is based on quoted prices for similar loans in the secondary market. This value is then adjusted based on the probability of the loan closing (i.e. the “pullthrough”amount, a significant unobservable input). The fair value of forward sale commitments is based on quoted prices from the secondary market based on the settlement date of the contracts.

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At December 31, 2019 and 2018, there was no significant unrealized appreciation or depreciation on these financial instruments.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at December 31, 2019 and 2018:

	December 31, 2019
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$60,846	60,846	60,846	—	—
Securities available-for-sale	819,901	819,901	—	819,901	—
Securities held-to-maturity	18,036	18,223	—	18,223	—
Loans receivable, net	8,743,024	8,666,149	—	—	8,666,149
Residential mortgage loans held-for-sale	7,709	7,709	—	—	7,709
Accrued interest receivable	25,755	25,755	25,755	—	—
Interest rate lock commitments	559	559	—	—	559
Forward commitments	145	145	—	145	—
Interest rate swaps	20,889	20,889	—	20,889	—
FHLB stock	14,740	14,740	—	—	—
Total financial assets	$9,711,604	9,634,916	86,601	859,158	8,674,417

Financial liabilities:
Savings and checking accounts	$7,022,597	7,022,597	7,022,597	—	—
Time deposits	1,569,410	1,574,063	—	—	1,574,063
Borrowed funds	246,336	246,341	246,341	—	—
Junior subordinated debentures	121,800	115,518	—	—	115,518
Interest rate swaps	20,952	20,952	—	20,952	—
Risk participation agreements	39	39	—	39	—
Accrued interest payable	1,142	1,142	1,142	—	—
Total financial liabilities	$8,982,276	8,980,652	7,270,080	20,991	1,689,581

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

	December 31, 2018
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$68,789	68,789	68,789	—	—
Securities available-for-sale	801,450	801,450	—	801,450	—
Securities held-to-maturity	22,765	22,446	—	22,446	—
Loans receivable, net	7,996,225	7,845,313	—	—	7,845,313
Accrued interest receivable	24,490	24,490	24,490	—	—
Interest rate swaps	6,445	6,445	—	6,445	—
FHLB stock	15,635	15,635	—	—	—
Total financial assets	$8,935,799	8,784,568	93,279	830,341	7,845,313

Financial liabilities:
Savings and checking deposits	$6,489,338	6,489,338	6,489,338	—	—
Time deposits	1,404,841	1,434,410	—	—	1,434,410
Borrowed funds	234,389	234,389	234,389	—	—
Junior subordinated debentures	111,213	102,572	—	—	102,572
Interest rate swaps	6,445	6,445	—	6,445	—
Accrued interest payable	744	744	744	—	—
Total financial liabilities	$8,246,970	8,267,898	6,724,471	6,445	1,536,982

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The preceding methods and assumptions were used in estimating the fair value of financial instruments at December 31, 2019 and 2018.  There were no transfers of financial instruments between Level 1 and Level 2 during the years ended December 31, 2019 and 2018.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table represents assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

	Level 1	Level 2	Level 3	Total at fair value
Debt securities:
U.S. government and agencies	$—	14,991	—	14,991
Government sponsored enterprises	—	104,784	—	104,784
States and political subdivisions	—	26,048	—	26,048
Corporate	—	919	—	919
Total debt securities	—	146,742	—	146,742

Residential mortgage-backed securities:
GNMA	—	23,264	—	23,264
FNMA	—	89,259	—	89,259
FHLMC	—	50,139	—	50,139
Non-agency	—	497	—	497
Collateralized mortgage obligations:
GNMA	—	207,016	—	207,016
FNMA	—	184,682	—	184,682
FHLMC	—	118,302	—	118,302
Total mortgage-backed securities	—	673,159	—	673,159

Interest rate lock commitments	—	—	559	559
Forward commitments	—	145	—	145
Interest rate swaps	—	20,889	—	20,889
Total assets	$—	840,935	559	841,494

Interest rate swaps	$—	20,952	—	20,952
Total liabilities	$—	20,952	—	20,952

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
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

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Beginning balance January 1,	$—	—

Total gains or losses:
Included in net income	—	—

Purchases	559	—
Sales	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—

Ending balance December 31,	$559	—

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment, real estate owned, and mortgage servicing rights.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2019:

	Level 1	Level 2	Level 3	Total assets at fair value
Loans measured for impairment	$—	—	46,238	46,238
Real estate owned, net	—	—	950	950

Total assets	$—	—	47,188	47,188

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at December 31, 2019:

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans measured for impairment	$46,238	Appraisal value (1)	Estimated costs to sell	10%
		Discounted cash flow	Discount rate	4.25% to 11.0% (7.50%)

Real estate owned, net	$950	Appraisal value (1)	Estimated costs to sell	10%

(1)
Fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

(18)         Regulatory Capital Requirements

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

In July 2013, the FDIC and the other federal regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The rule limits an organization’s capital distributions and certain discretionary bonus payments if the organization does not hold a “capital conservation buffer” consisting of 2.5% of Total Tier 1 and Common Equity Tier 1 ("CET1") capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

Quantitative measures established by regulation to ensure capital adequacy require us and our banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1, and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2019 and 2018, we and our banking subsidiary exceeded all capital adequacy requirements to which we were subject.

As of December 15, 2019, the most recent notification from the FDIC categorized Northwest Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the bank must maintain total risk-based, Tier 1 risk-based, CET 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s categories.

The actual, required, and well capitalized levels as of December 31, 2019 and 2018 were as follows:

	At December 31, 2019
	Actual		Minimum capital requirements (1)		Well capitalized requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,300,321	15.701%	$869,585	10.500%	$828,176	10.000%
Northwest Bank	1,146,641	13.858%	868,768	10.500%	827,398	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,242,380	15.001%	703,950	8.500%	662,541	8.000%
Northwest Bank	1,087,727	13.146%	703,288	8.500%	661,918	8.000%

CET 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,124,259	13.575%	579,723	7.000%	538,314	6.500%
Northwest Bank	1,087,727	13.146%	579,178	7.000%	537,809	6.500%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,242,380	11.913%	417,143	4.000%	521,428	5.000%
Northwest Bank	1,087,727	10.515%	413,772	4.000%	517,216	5.000%
(1) Amounts and ratios include the 2019 capital conservation buffer of 2.5% with the exception of Tier 1 capital to average assets. For further information related to the capital conservation buffer, see "Item 1. Business - Supervision and Regulation".

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

	At December 31, 2018
	Actual		Minimum capital requirements (1)		Well capitalized requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,183,619	15.833%	$738,212	9.875%	$747,557	10.000%
Northwest Bank	1,026,027	13.736%	737,647	9.875%	746,984	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,128,405	15.095%	588,701	7.875%	598,045	8.000%
Northwest Bank	970,813	12.996%	588,250	7.875%	597,587	8.000%

CET 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,020,530	13.652%	476,567	6.375%	485,912	6.500%
Northwest Bank	970,813	12.996%	476,202	6.375%	448,190	6.500%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,128,405	11.899%	379,342	4.000%	474,177	5.000%
Northwest Bank	970,813	10.240%	379,236	4.000%	474,045	5.000%
(1) Amounts and ratios include the 2018 capital conservation buffer of 1.875% with the exception of Tier 1 capital to average assets. For further information related to the capital conservation buffer, see Item 1. Business - "Supervision and Regulation".

(19)         Contingent Liabilities

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

(20)         Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of December 31, 2019, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

During the year-ended December 31, 2018, Northwest and our subsidiary, Northwest Insurance Services (“NWIS”), were involved in a lawsuit against, among others, First National Bank of Pennsylvania (“FNB”) and their insurance subsidiary, First National Insurance Agency, LLC (“FNIA”). All counterclaims against Northwest were discontinued and, in December 2018, a verdict was rendered in favor of NWIS on several of its claims. Post-trial proceedings have continued throughout the current year and, due to the inherent uncertainties with respect to these proceedings, we have not accrued any awards associated with this verdict within our consolidated financial statements as of December 31, 2019.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

(21)       Components of Accumulated Other Comprehensive Income

The following table sets forth the components of accumulated other comprehensive loss as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Unrealized gain/(loss) on marketable securities available-for-sale	$3,147	(6,832)
Defined benefit pension plans	(40,088)	(32,864)
Accumulated other comprehensive loss	$(36,941)	(39,696)

The following table shows the changes in accumulated other comprehensive loss by component for the year ended December 31, 2019:

	Unrealized gains and losses on securities available-for- sale	Change in defined benefit pension plans	Total
Balance as of January 1,	$(6,832)	(32,864)	(39,696)
Other comprehensive income/(loss) before reclassification adjustments	9,984	(8,059)	1,925
Amounts reclassified from accumulated other comprehensive income (1), (2)	(5)	835	830
Net other comprehensive income/(loss)	9,979	(7,224)	2,755
Balance as of December 31,	$3,147	(40,088)	(36,941)
(1)Consists of realized gains on securities (gain on sales of investments, net) of $7, net of tax (income tax expense) of $2.

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $2,323 and amortization of net loss (compensation and employee benefits) of $(3,492), net of tax (income tax expense) of $334.

The following table shows the changes in accumulated other comprehensive loss by component for the year ended December 31, 2018:

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

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $2,323 and amortization of net loss (compensation and employee benefits) of $(3,587), net of tax (income tax expense) of $361.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table shows the changes in accumulated other comprehensive loss by component for the year ended December 31, 2017:

	Unrealized gains and losses on securities available-for- sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of January 1,	$395	(1,778)	(26,608)	(27,991)
Other comprehensive income/(loss) before reclassification adjustments	(2,478)	1,087	(1,254)	(2,645)
Amounts reclassified from accumulated other comprehensive income (1), (2)	(2,326)	—	882	(1,444)
Net other comprehensive income/(loss)	(4,804)	1,087	(372)	(4,089)
Balance as of December 31,	$(4,409)	(691)	(26,980)	(32,080)

(1)	Consists of realized losses on securities (gain on sales of investments, net) of $3,814, net of tax (income tax expense) of $1,488.

(2)
Consists of amortization of prior service cost (compensation and employee benefits) of $2,323 and amortization of net loss (compensation and employee benefits) of $(3,818), net of tax (income tax expense) of $613.

(22)                          Parent Company Only Financial Statements - Condensed

Statements of Financial Condition

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$150,926	155,524
Investment in bank subsidiary	1,314,724	1,211,258
Other assets	9,817	2,298
Total assets	$1,475,467	1,369,080

Liabilities and shareholders’ equity
Liabilities:
Debentures payable	$121,801	111,213
Other liabilities	381	230
Total liabilities	122,182	111,443
Shareholders’ equity	1,353,285	1,257,637
Total liabilities and shareholders’ equity	$1,475,467	1,369,080

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

Statements of Income

	Years ended December 31,
	2019	2018	2017
Income:
Interest income	$209	198	137
Other income	628	752	2,297
Dividends from bank subsidiary	110,000	105,000	90,000
Undistributed earnings from equity investment in bank subsidiary	5,102	5,149	7,255
Total income	115,939	111,099	99,689
Expense:
Compensation and benefits	1,124	1,225	1,282
Other expense	791	660	553
Interest expense	4,833	4,961	4,666
Total expense	6,748	6,846	6,501
Income before income taxes	109,191	104,253	93,188
Federal and state income taxes	(1,241)	(1,238)	(1,279)
Net income	$110,432	105,491	94,467

Statements of Cash Flows

	Years ended December 31,
	2019	2018	2017
Operating activities:
Net income	$110,432	105,491	94,467
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary	(5,102)	(5,149)	(7,255)
Noncash stock benefit plan compensation expense	—	—	4,894
Gain on sale of marketable securities	(29)	(146)	(1,615)
Net change in other assets and liabilities	(43,453)	91,520	(43,513)
Net cash provided by/(used in) operating activities	61,848	191,716	46,978

Investing activities:
Net (purchase)/sale of marketable securities	—	(550)	2,800
Net cash provided by/(used in) investing activities	—	(550)	2,800

Financing activities:
Cash dividends paid on common stock	(76,173)	(69,921)	(65,212)
Proceeds from stock options exercised	9,727	8,191	7,001
Net cash used in financing activities	(66,446)	(61,730)	(58,211)
Net increase/(decrease) in cash and cash equivalents	$(4,598)	129,436	(8,433)

Cash and cash equivalents at beginning of year	$155,524	26,088	34,521
Net increase/(decrease) in cash and cash equivalents	(4,598)	129,436	(8,433)
Cash and cash equivalents at end of year	$150,926	155,524	26,088

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

(23)     Derivative Financial Instruments

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

(a)     Derivatives designated in hedging relationships

With the expiration of the $50.0 million in notional of interest rate swap agreements ("swaps") previously designated in hedging relationships, we are no longer a counterparty to any interest rate swap agreements designated as cash flow hedges.  Previously, the swaps were intended to protect against the variability of cash flows associated with Northwest Bancorp Capital Trust III and Northwest Bancorp Capital Trust IV. In 2018, the swaps matured without replacement.

(b)     Derivatives not designated in hedging relationships

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

We enter into risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table presents information regarding our derivative financial instruments, at December 31,:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At December 31, 2019
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$391,502	20,889	391,502	20,952
Interest rate lock commitments	24,373	559	—	—
Forward commitments	5,151	145	—	—
Risk participation agreements	—	—	41,164	39
Total derivatives	$421,026	21,593	432,666	20,991

At December 31, 2018
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$221,919	6,445	221,919	6,445
Total derivatives	$221,919	6,445	221,919	6,445

The following table indicates the gain or loss recognized in income on derivatives for the periods indicated:

	For the years ended December 31,
	2019	2018	2017
Non-hedging swap derivatives:
Decrease in other income	$(63)	(288)	(373)

Hedging interest rate derivatives:
Increase in interest expense	—	949	1,599

(24)                          Selected Quarterly Financial Data - Unaudited

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2019
Interest income	$100,289	106,807	106,866	103,418
Interest expense	12,307	14,204	15,930	14,473
Net interest income	87,982	92,603	90,936	88,945
Provision for loan losses	6,467	4,667	3,302	8,223
Noninterest income	21,662	23,363	26,169	28,213
Noninterest expense	71,424	77,512	70,596	76,571
Income before income taxes	31,753	33,787	43,207	32,364
Income tax expense	6,709	7,404	9,793	6,773
Net income	$25,044	26,383	33,414	25,591
Basic earnings per share	$0.24	0.25	0.32	0.24
Diluted earnings per share	$0.24	0.25	0.31	0.24

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
(All dollar amounts presented in tables are in thousands, except as indicated)

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2018
Interest income	$89,533	92,875	95,605	97,768
Interest expense	7,766	8,649	9,788	10,937
Net interest income	81,767	84,226	85,817	86,831
Provision for loan losses	4,209	5,349	6,982	3,792
Noninterest income	21,788	24,109	22,557	23,248
Noninterest expense	67,421	69,787	66,617	72,273
Income before income taxes	31,925	33,199	34,775	34,014
Income tax expense	6,940	6,900	7,035	7,547
Net income	$24,985	26,299	27,740	26,467
Basic earnings per share	$0.25	0.26	0.27	0.26
Diluted earnings per share	$0.24	0.25	0.27	0.26

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2017
Interest income	$87,267	89,797	90,231	91,561
Interest expense	6,690	7,066	6,994	7,321
Net interest income	80,577	82,731	83,237	84,240
Provision for loan losses	4,637	5,562	3,027	6,525
Noninterest income	21,504	41,477	24,594	22,905
Noninterest expenses	71,646	73,262	68,799	71,896
Income before income taxes	25,798	45,384	36,005	28,724
Income tax expense	8,052	14,402	12,414	6,576
Net income	$17,746	30,982	23,591	22,148
Basic earnings per share	$0.18	0.31	0.23	0.22
Diluted earnings per share	$0.17	0.30	0.23	0.22

(25)    Subsequent events

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

Not Applicable.

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

There were no changes made in our internal controls during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Management’s Report On Internal Control Over Financial Reporting - filed herewith under Part II, Item 8. “Financial Statements and Supplementary Data.”

ITEM 9B.                                       OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
The “Proposal I-Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) is incorporated herein by reference.

Executive Officers
The “Proposal I-Election of Directors-Executive Officers who are not Directors” section of the 2020 Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act
The “Proposal I-Election of Directors-Delinquent Section 16(a) Reports” section of the 2020 Proxy Statement is incorporated herein by reference.

Code of Ethics
The “Proposal I-Election of Directors-Code of Ethics” section of the 2020 Proxy Statement is incorporated herein by reference. A copy of the Code of Ethics is available to shareholders on the “Governance Documents” portion of the Investor Relations’ section on the Company’s website at www.northwest.com.

Corporate Governance
Information regarding the audit committee and its composition and the audit committee’s financial expert required by this item is incorporated herein by reference to the section captioned “Proposal I-Election of Directors-Meetings and Committees of the Board of Directors-Audit Committee” section of the 2020 Proxy Statement.

ITEM 11.                                         EXECUTIVE COMPENSATION

The “Proposal I-Election of Directors-Meetings and Committees of the Board of Directors-Compensation Committee,” “-Compensation Committee Interlocks and Insider Participation,” “-Compensation Committee Report,” “-Compensation Discussion and Analysis,” “-Executive Compensation,” “-Employment Agreements/Change in Control Agreements,” “-Potential Payments to Named Executive Officers,” “-Defined Benefit Plans,” “-Supplemental Executive Retirement Plan,” “-Life Insurance Coverage” and “-Directors’ Compensation” sections of the Company’s 2020 Proxy Statement are incorporated herein by reference.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I-Election of Directors” section of the Company’s 2020 Proxy Statement is incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders.

Set forth below is certain information as of December 31, 2019 regarding equity compensation plans that have been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price (1)	Number of securities remaining available for issuance under plan
Northwest Bancorp, Inc. 2008 Stock Option Plan	767,564	12.21	—
Northwest Bancshares, Inc. 2011 Equity Incentive Plan	3,519,523	13.45	—
Northwest Bancshares, Inc. 2018 Equity Incentive Plan	1,866,161	16.87	2,796,400
Total	6,153,248	14.20	2,796,400

(1)	Reflects exercise price of options only.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Proposal I-Election of Directors-Board Independence” and “Proposal I-Election of Directors-Transactions with Certain Related Persons” sections of the Company’s 2020 Proxy Statement are incorporated  herein by reference.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The “Proposal II-Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Company’s 2020 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.                                         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Management’s Report on Internal Control Over Financial Reporting

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Report of Independent Registered Public Accounting Firm

(D)	Consolidated Statements of Financial Condition at December 31, 2019 and 2018

(E)	Consolidated Statements of Income Years ended December 31, 2019, 2018 and 2017

(F)	Consolidated Statements of Comprehensive Income Years ended December 31, 2019, 2018 and 2017

(G)	Consolidated Statements of Changes in Shareholders’ Equity Years ended December 31, 2019, 2018 and 2017

(H)	Consolidated Statements of Cash Flows Years ended December 31, 2019, 2018 and 2017

(I)	Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Regulation S-K exhibit number	Document	Reference to prior filing or exhibit number attached hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Articles of Incorporation	(2)

3.2	Articles of Amendment to Articles of Incorporation	(2)

3.3	Amended and Restated Bylaws of Northwest Bancshares, Inc.	(2)

4.1	Form of Common Stock Certificate	(2)

4.2	Description of Registrant’s Securities	Filed herewith as Exhibit 4.2

9	Voting Trust Agreement	None

10.1	Amendment and Restatement of Deferred Compensation Plan for Outside Directors Of Northwest Savings Bank and Eligible Affiliates	(3)

10.2	Retirement Plan for Outside Directors of Northwest Savings Bank and Eligible Affiliates	(3)

10.3	Amended and Restated Northwest Savings Bank Nonqualified Supplemental Retirement Plan	(3)

10.4	Management Bonus Plan	(4)

10.5	Northwest Bancorp, Inc. 2008 Stock Option Plan	(5)

10.6	Amended and Restated Northwest Savings Bank and Affiliates Upper Managers Bonus Deferred Compensation Plan	(3)

10.7	Employment Agreement for Ronald J. Seiffert	(10)

10.8	Employment Agreement for William W. Harvey, Jr.	(6)

10.9	Employment Agreement for Steven G. Fisher	(8)

10.10	Change in Control Agreement for John J Golding	Filed herewith as Exhibit 10.10

10.11	Change in Control Agreement for Louis J. Torchio	Filed herewith as Exhibit 10.11

10.12	Northwest Bancshares, Inc. 2011 Equity Incentive Plan	(7)

10.13	Acknowledgment and Waiver William W. Harvey	(11)

10.14	Northwest Bancshares, Inc. 2018 Equity Incentive Plan	(12)

10.15	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan	(13)

10.16	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan	(13)

10.17	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan	(13)

11	Statement re: computation of per share earnings	None

12	Statement re: computation of ratios	Not required

16	Letter re: change in certifying accountant	None

18	Letter re: change in accounting principles	None

21	Subsidiaries of Registrant	(9)

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of experts and counsel	Filed herewith as Exhibit 23

24	Power of Attorney	Not required

28	Information from reports furnished to State insurance regulatory authorities	None

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32

101	Interactive Data File (XBRL)	Filed herewith as Exhibit 101

(1)	Intentionally Omitted.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-161805), filed with the SEC on September 9, 2009.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-23817), filed with the SEC on March 4, 2009.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on February 29, 2012.
(5)	Incorporated by reference to the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on April 11, 2008.
(6)	Incorporated by reference to the Periodic Report on Form 8-K (File No. 001-34582), filed with the SEC on March 9, 2015.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on March 1, 2011.
(8)	Incorporated by reference to the Periodic Report on Form 8-K (File No. 001-34582), filed with the SEC on April 24, 2019.
(9)	Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-235669), filed with the SEC on January 17, 2020.
(10)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on July 20, 2018.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on March 1, 2018.
(12)	Incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders (File no. 001-34582), filed with the SEC on March 7, 2018.
(13)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on May 14, 2018.

ITEM 16.                                         FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCSHARES, INC.

Date: March 2, 2020	By:	/s/ Ronald J. Seiffert
Ronald J. Seiffert, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 2, 2020	By:	/s/ Ronald J. Seiffert
Ronald J. Seiffert, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: March 2, 2020	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr., Senior Executive Vice President
and Chief Financial Officer (Principal Financial Officer)

Date: March 2, 2020	By:	/s/ Jeffrey R. White
Jeffrey R. White, Senior Vice President, Controller
(Principal Accounting Officer)

Date: March 2, 2020	By:	/s/ Robert M. Campana
Robert M. Campana, Director

Date: March 2, 2020	By:	/s/ Deborah J. Chadsey
Deborah J. Chadsey, Director

Date: March 2, 2020	By:	/s/ Timothy B. Fannin
Timothy B. Fannin, Director

Date: March 2, 2020	By:	/s/ Timothy M. Hunter
Timothy M. Hunter, Director

Date: March 2, 2020	By:	/s/ John P. Meegan
John P. Meegan, Director

Date: March 2, 2020	By:	/s/ William F. McKnight
William F. McKnight, Director

Date: March 2, 2020	By:	/s/ Mark A. Paup
Mark A. Paup, Director

Date: March 2, 2020	By:	/s/ Sonia M. Probst
Sonia M. Probst, Director

Date: March 2, 2020	By:	/s/ Philip M. Tredway
Philip M. Tredway, Director