Form 10-Q
period 2020-03-31
Northwest Bancshares, Inc.
filed 2020-05-11
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
 OR
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

Not applicable
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, 0.01 Par Value	NWBI	NASDAQ Stock Market, LLC

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
Common Stock ($0.01 par value), 127,573,335 shares outstanding as of April 30, 2020.

NORTHWEST BANCSHARES, INC.

Item 1.        FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$276,454	60,846
Marketable securities available-for-sale (amortized cost of $749,703 and $815,495, respectively)	765,579	819,901
Marketable securities held-to-maturity (fair value of $17,968 and $18,223, respectively)	17,208	18,036
Total cash and cash equivalents and marketable securities	1,059,241	898,783

Loans held-for-sale	6,426	7,709
Loans held for investment	8,830,448	8,800,965
Allowance for credit losses	(92,897)	(57,941)
Loans receivable, net	8,743,977	8,750,733

Federal Home Loan Bank stock, at cost	13,131	14,740
Accrued interest receivable	25,531	25,755
Real estate owned, net	1,075	950
Premises and equipment, net	147,427	147,409
Bank-owned life insurance	190,127	189,091
Goodwill	346,103	346,103
Other intangible assets, net	21,425	23,076
Other assets	133,159	97,268
Total assets	$10,681,196	10,493,908

Liabilities and shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$1,736,622	1,609,653
Interest-bearing demand deposits	1,975,830	1,944,108
Money market deposit accounts	1,946,113	1,863,998
Savings deposits	1,640,414	1,604,838
Time deposits	1,493,756	1,569,410
Total deposits	8,792,735	8,592,007

Borrowed funds	191,599	246,336
Junior subordinated debentures	121,813	121,800
Advances by borrowers for taxes and insurance	47,154	44,556
Accrued interest payable	834	1,142
Other liabilities	185,269	134,782
Total liabilities	9,339,404	9,140,623

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 106,933,483 and 106,859,088 shares issued and outstanding, respectively	1,069	1,069
Additional paid-in capital	808,250	805,750
Retained earnings	561,380	583,407
Accumulated other comprehensive loss	(28,907)	(36,941)
Total shareholders’ equity	1,341,792	1,353,285
Total liabilities and shareholders’ equity	$10,681,196	10,493,908
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except share data)

	Quarter ended March 31,
	2020	2019
Interest income:
Loans receivable	$94,973	94,935
Mortgage-backed securities	4,175	3,965
Taxable investment securities	648	936
Tax-free investment securities	185	182
Federal Home Loan Bank stock dividends	262	171
Interest-earning deposits	135	100
Total interest income	100,378	100,289
Interest expense:
Deposits	11,403	10,145
Borrowed funds	1,747	2,162
Total interest expense	13,150	12,307
Net interest income	87,228	87,982
Provision for credit losses	27,637	6,467
Net interest income after provision for credit losses	59,591	81,515
Noninterest income:
Gain on sale of loans	1,302	—
Gain/(loss) on sale of investments	181	(6)
Service charges and fees	15,116	12,043
Trust and other financial services income	5,001	4,195
Insurance commission income	2,372	2,178
Loss on real estate owned, net	(91)	(3)
Income from bank-owned life insurance	1,036	1,005
Mortgage banking income	1,194	216
Other operating income	1,865	2,034
Total noninterest income	27,976	21,662
Noninterest expense:
Compensation and employee benefits	42,746	38,188
Premises and occupancy costs	7,471	7,218
Office operations	3,382	3,131
Collections expense	474	308
Processing expenses	11,142	10,434
Marketing expenses	1,507	1,886
Federal deposit insurance premiums	—	706
Professional services	2,812	2,524
Amortization of intangible assets	1,651	1,447
Real estate owned expense	95	159
Restructuring/acquisition expense	2,458	1,926
Other expenses	4,873	3,497
Total noninterest expense	78,611	71,424
Income before income taxes	8,956	31,753
Federal and state income taxes expense	1,017	6,709
Net income	$7,939	25,044
Basic earnings per share	$0.08	0.24
Diluted earnings per share	$0.07	0.24
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended March 31,
	2020	2019
Net income	$7,939	25,044
Other comprehensive income net of tax:
Net unrealized holding gains on marketable securities:
Unrealized holding gains net of tax of ($3,277) and ($1,781), respectively	8,157	4,452
Reclassification adjustment for gains included in net income, net of tax of ($14) and $0 respectively	37	—
Net unrealized holding gains on marketable securities	8,194	4,452

Change in fair value of interest rate swaps, net of tax of $162 and $0, respectively	(409)	—

Defined benefit plan:
Actuarial reclassification adjustments for prior period service costs and actuarial losses included in net income, net of tax of ($99) and ($82), respectively	249	209

Other comprehensive income	8,034	4,661

Total comprehensive income	$15,973	29,705
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended March 31, 2020	Shares	Amount
Beginning balance at December 31, 2019	106,859,088	$1,069	805,750	583,407	(36,941)	1,353,285

Comprehensive income:
Net income	—	—	—	7,939	—	7,939

Other comprehensive income, net of tax of ($3,228)	—	—	—	—	8,034	8,034

Total comprehensive income	—	—	—	7,939	8,034	15,973

Adoption of ASU No. 2016-13	—	—	—	(9,649)	—	(9,649)

Exercise of stock options	87,305	—	1,005	—	—	1,005

Stock-based compensation expense	—	—	1,495	—	—	1,495

Stock-based compensation forfeited	(12,910)	—	—	—	—	—

Dividends paid ($0.19 per share)	—	—	—	(20,317)	—	(20,317)

Ending balance at March 31, 2020	106,933,483	$1,069	808,250	561,380	(28,907)	1,341,792

			Additional Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended March 31, 2019	Shares	Amount
Beginning balance at December 31, 2018	103,354,030	$1,034	745,926	550,374	(39,696)	1,257,638

Comprehensive income:
Net income	—	—	—	25,044	—	25,044

Other comprehensive loss, net of tax of ($1,863)	—	—	—	—	4,661	4,661

Total comprehensive income	—	—	—	25,044	4,661	29,705

Acquisition of Union Community Bank ("UCB")	2,462,373	24	43,264	—	—	43,288

Reclassification due to adoption of ASU No. 2016-02	—	—	—	(1,570)	—	(1,570)

Exercise of stock options	431,782	4	4,654	—	—	4,658

Stock-based compensation expense	—	—	1,200	—	—	1,200

Stock-based compensation forfeited	(28,155)	—	—	—	—	—

Dividends paid ($0.18 per share)	—	—	—	(18,643)	—	(18,643)

Ending balance at March 31, 2019	106,220,030	$1,062	795,044	555,205	(35,035)	1,316,276
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Quarter ended March 31,
	2020	2019
Operating activities:
Net income	$7,939	25,044
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	27,637	6,467
Net (gain)/loss on sale of assets	(1,918)	810
Net depreciation, amortization and accretion	1,413	1,285
Increase in other assets	(38,950)	(41,336)
Increase in other liabilities	49,956	36,106
Net amortization on marketable securities	233	236
Noncash compensation expense related to stock benefit plans	1,495	1,200
Noncash write-down of real estate owned	100	160
Origination of loans held-for-sale	(29,912)	—
Proceeds from sale of loans held-for-sale	32,309	—
Net cash provided by operating activities	50,302	29,972

Investing activities:
Purchase of marketable securities available-for-sale	(20,610)	(20,219)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	825	1,090
Proceeds from maturities and principal reductions of marketable securities available-for-sale	86,354	31,282
Proceeds from sale of marketable securities available-for-sale	—	32,319
Proceeds from bank-owned life insurance	—	2,207
Loan originations	(866,950)	(763,848)
Proceeds from loan maturities and principal reductions	787,243	649,597
Proceeds from sale of loans held for investment	50,791	—
Net proceeds of Federal Home Loan Bank stock	1,609	3,555
Proceeds from sale of real estate owned	168	1,078
Proceeds from sale of real estate owned for investment, net	152	152
Purchase of premises and equipment	(3,553)	(3,478)
Acquisitions, net of cash received	—	(25,833)
Net cash provided/(used) in investing activities	36,029	(92,098)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
(in thousands)

	Quarter ended March 31,
	2020	2019
Financing activities:
Net increase in deposits	$200,728	218,966
Net decrease in short-term borrowings	(54,737)	(120,308)
Increase in advances by borrowers for taxes and insurance	2,598	1,587
Cash dividends paid on common stock	(20,317)	(18,643)
Proceeds from stock options exercised	1,005	4,658
Net cash provided by financing activities	129,277	86,260
Net increase in cash and cash equivalents	$215,608	24,134

Cash and cash equivalents at beginning of period	$60,846	68,789
Net increase in cash and cash equivalents	215,608	24,134
Cash and cash equivalents at end of period	$276,454	92,923

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $9,907 and $9,364, respectively)	$13,458	11,940
Income taxes	$556	1,747

Business acquisitions:
Fair value of assets acquired	$—	580,407
Northwest Bancshares, Inc. common stock issued	—	(43,288)
Net cash paid	—	(42,500)
Liabilities assumed	$—	494,619

Non-cash activities:
Loan foreclosures and repossessions	$1,351	1,492
See accompanying notes to unaudited Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company” or “NWBI”), a Maryland corporation headquartered in Warren, Pennsylvania, is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Bank, a Pennsylvania-chartered savings bank (“Northwest”).  Northwest is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Pennsylvania Department of Banking.  Northwest operates 178 community-banking offices throughout Pennsylvania, Western New York, and eastern Ohio.

The accompanying unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Capital Group, Inc., Allegheny Services, Inc., Great Northwest Corporation, and The Bert Company (doing business as Northwest Insurance Services). The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information or footnotes required for complete annual financial statements.  In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included.  The consolidated financial statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 updated, as required, for any new pronouncements or changes.

Certain items previously reported have been reclassified to conform to the current year's reporting format.

The results of operations for the quarter ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other period.

Stock-Based Compensation

Stock-based compensation expense of $1.5 million and $1.2 million for the quarters ended March 31, 2020 and 2019, respectively, was recognized in compensation expense relating to our stock benefit plans. At March 31, 2020, there was compensation expense of $3.3 million to be recognized for awarded but unvested stock options and $16.3 million for unvested restricted common shares.

 Income Taxes-Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  At March 31, 2020, we had no liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in other expenses and (2) refund claims in other operating income.  We recognize penalties (if any) in other expenses. We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2019, 2018, 2017 and 2016.

Recently Adopted Accounting Standards

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which eliminated the probable initial recognition threshold for credit losses and instead requires that all financial assets (or group of financial assets) measured at amortized cost be presented at the net amount expected to be collected inclusive of the entity’s current estimate of all lifetime expected credit losses. This guidance also applies to certain off-balance sheet credit exposures such as unfunded commitments and non-derivative financial guarantees. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. ASC 326 requires credit losses to be presented as an allowance, rather than a write-down, on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

We adopted ASC 326 using the modified retrospective transition approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required ASC 326 disclosures for periods before the date of adoption (i.e., January 1, 2020).

As a result of the adoption of ASU 2016-13, we recognized an increase to the allowance for credit losses of $10.8 million, an increase to our reserve for off-balance sheet exposures of $2.3 million, an increase in deferred tax assets of $2.9 million and a cumulative-effect adjustment to retained earnings of $9.6 million, net of taxes, on the Consolidated Statements of Financial Condition as of January 1, 2020, with no impact on our Consolidated Statement of Income or Consolidated Statement of Cash Flows. Additionally, the adoption of CECL did not impact our held-to-maturity or our available-for-sale securities portfolio, which are primarily comprised of agency-backed mortgage securities.

We also adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (PCD) that were previously classified as purchased credit impaired (PCI) and accounted for under ASC 310-30. In accordance with ASC 326, we did not reassess whether PCI assets met the criteria for PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $517,000 of allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2020.

We have elected to phase the estimated impact of CECL into regulatory capital in accordance with the interim final rule of the FRB and other U.S. banking agencies that became effective on March 31, 2020. As a result, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Under the interim final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period.

Adoption of this standard resulted to changes in our Investment Securities, Loans Receivable and Allowance for Credit Loss and Provision for Credit Losses accounting policies as presented below. Refer to Note 1 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K regarding additional significant accounting policies, including policies in effect prior to the adoption of the CECL standard.

Investment Securities

We classify marketable securities at the time of purchase as held-to-maturity, available-for-sale, or trading. Securities for which management has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts on a level yield basis (amortized cost).  If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/ liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income/(loss), a separate component of shareholders’ equity, net of tax. Securities classified as available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with changes in fair value included in earnings. The cost of securities sold is determined on a specific identification basis. We held no securities classified as trading at or during the quarter ended March 31, 2020.

On a quarterly basis, we measure expected credit losses on held-to-maturity debt securities on a collective basis by major security type and all of our held-to-maturity debt securities are residential mortgage-backed securities. Accrued interest receivable on held-to-maturity debt securities totaled $1.3 million and $1.5 million at March 31, 2020 and December 31, 2019, respectively, and is excluded from estimated credit losses. All of our residential mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

For available-for-sale debt securities in an unrealized loss position, on at least a quarterly basis, we review our investments for impairment.  An investment security is deemed impaired if the fair value of the investment is less than its amortized cost.  We consider both our intent to sell and the likelihood that we will not have to sell the investment securities before recovery of their amortized cost basis during our evaluation. If we intend to sell the investment security or if it is more likely than not that we will be required to sell the investment security, the entire impairment is recorded in earnings. For available-for-sale debt securities that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment we consider the issuer of the securities and their creditworthiness, any changes to the rating of the security and any adverse conditions specifically related to the security, among other factors. Also, we may evaluate the business and financial outlook of the issuer, as well as broader economic performance indicators.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectibility of an available-for-sale security is confirmed or when there is an intent or requirement to sell the security.

Accrued interest receivable on available-for-sale debt securities totaled $1.0 million and $900,000 at March 31, 2020 and December 31, 2019, respectively, and is excluded from the estimate of credit losses.

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days past due. The receivable for interest income that is accrued but not collected is reversed against interest income when the debt security is placed on nonaccrual status.

Loans Receivable

Our portfolio segments are based on the class of financing receivable. Additionally, the class of financing receivables are based on several factors including the method for monitoring and assessing credit risk and the risk characteristics of the financing receivables. Based on evaluation of the nature of our financing receivables, along with the nature and extent of exposure to credit risk arising from these receivables, our portfolio segments were determined to be Personal Banking and Business Banking loans.

•	Personal Banking loans consist of the following classes of financing receivables:

◦	Residential mortgage loans - fixed and adjustable rate mortgage loans

◦	Home equity loans - first and second mortgage loans and home equity lines of credit

◦	Vehicle loans - direct and indirect automobile and motorcycle loans

◦	Consumer loans - unsecured lines of credit, credit card loans, and other consumer loans

•	Business Banking loans consist of the following classes of financing receivables:

◦
Commercial real estate - multi-family commercial real estate loans are secured by multi-family residences, such as rental properties and loans secured by nonresidential properties such as hotels, commercial offices, medical buildings, manufacturing facilities and retail establishments, excluding owner-occupied loans, and including small business commercial real estate loans.

◦	Commercial real estate - owner-occupied loans - commercial real estate loans secured by residential or nonresidential properties

◦	Commercial loans - other commercial loans, including small business commercial loans.

Loans are reported at amortized cost. Amortized cost is the principal balance outstanding, net of any deferred purchased premiums and discounts, deferred origination fees or costs and the allowance for credit losses. Accrued interest receivable totaled $23.2 million and $23.3 million at March 31, 2020 and December 31, 2019, respectively, and was reported in accrued interest receivable on the Consolidated Statements of Financial Position. Accrued interest receivable is excluded from the amortized cost basis of loans and from the estimate of allowance for credit losses. Interest income on loans is credited to income as earned. Interest earned on loans for which no payments were received during the month is accrued at month end.

Accrued interest on loans more than 90 days delinquent is reversed and such loans are placed on nonaccrual status. All loans are placed on nonaccrual status when principal or interest is 90 days or more delinquent or when there is reasonable doubt that interest or principal will not be collected in accordance with the contractual terms. Interest receipts on all nonaccrual loans are recognized as interest income when it has been determined that all principal and interest will be collected or are applied to principal when collectability of contractual principal is in doubt.  Nonaccrual loans generally are restored to an accrual basis when principal and interest become current and a period of performance has been established in accordance with the contractual terms, typically six months.

A loan is considered to be a troubled debt restructuring loan ("TDR") when the borrower is experiencing financial difficulties and the restructuring constitutes a concession. TDRs may include modifications of terms of loans, receipts of assets from borrowers in partial or full satisfaction of loans, or a combination thereof. A modified loan is determined to be a TDR based on the contractual terms as specified by the original loan agreement or the most recent modification. Once classified as a TDR, a loan is removed from such classification under three circumstances: (1) the loan is paid off, (2) the loan is charged off, or (3) if, at the beginning of the current fiscal year, the loan has performed in accordance with the modified terms for a minimum of six consecutive months and at the time of modification the loan’s interest rate represented a then current market interest rate for a loan of similar risk.

Loan delinquency is measured based on the number of days since the payment due date.  Past due status is measured using the loan’s contractual maturity date.

Personal Banking loans are charged-off or charged down when they become 180 days delinquent, unless the borrower has filed for bankruptcy.  Business Banking loans are charged-off or charged down when, in our opinion, they are no longer collectible or when it has been determined that the collateral value no longer supports the carrying value of the loan for loans that are collateral dependent.

Loan fees and certain direct loan origination costs are deferred and the net deferred fee or cost is then recognized using the level-yield method over the contractual life of the loan as an adjustment to interest income.

We identify certain residential mortgage loans which will be sold prior to maturity as loans held-for-sale. These loans are recorded at the lower of amortized cost or fair value less estimated cost to sell. At March 31, 2020 and 2019, there were $6.4 million and no residential mortgage loans classified as held-for-sale, respectively.

Acquired loans that are not considered PCD are initially measured at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

Acquired loans may be classified as PCD loans upon acquisition if they have experienced more than insignificant credit deterioration since origination. Loans are considered to have experienced more than insignificant credit deterioration if they are greater than 30 days past due, classified special mention or worse or on non-accrual status. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loans, purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense.

Upon adoption of ASC 326, we assessed our legacy loans that were previously accounted for under ASC 310-30 to determine whether they share similar risk characteristics and whether some or all of the assets should be assessed collectively with other loans that share similar risk characteristics. Upon adoption, an allowance for credit losses was determined for each loan and added to the loan's carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the loan and the new amortized cost is the noncredit premium or discount which will be amortized into interest income over the remaining life of the loan. Changes to the allowance for credit losses after adoption are recorded through provision expense.

 Allowance for Credit Losses and Provision for Credit Losses

The allowance for credit losses is deducted from, or added to, the loan’s amortized cost basis to present the net amount expected to be collected on our lending portfolios. We estimate the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Loans are charged off against the allowance when we believe the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Expected credit losses are estimated over the contractual term of the loans, adjusted for prepayments. The contractual term excludes expected extensions, renewals and modifications unless we had a reasonable expectation at the reporting date that a TDR will be executed for an individual borrower or the extension or renewal option is included in the contract and is not unconditionally cancellable by the Company.

Credit card receivables do not have stated maturities. In determining the estimated life of a credit card receivable, we first estimate the future cash flows expected to be received and then apply those expected future cash flows to the credit card balance. Expected credit losses for credit cards are determined by estimating the amount and timing of principal payments expected to be received as payment for the balance outstanding as of the reporting date and applying those principal payments against the balance outstanding as of the reporting period until the expected payments have been fully allocated. The allowance for credit losses is recorded for the excess of the balance outstanding as of the reporting period over the expected principal payments.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. For the purpose of calculating portfolio-level reserves, we have grouped our loans into seven segments: residential mortgage loans, home equity loans, vehicle loans, consumer loans, commercial real estate loans, commercial real estate owner-occupied and commercial loans. The allowance for credit losses is measured at the loan-level wherever possible, but it is sometimes measured at the portfolio level when there is no added benefit to being measured at the loan-level. We use a twenty four month forecasting period and revert to historical average loss rates thereafter. Reversion to the mean takes place over a twelve month period. Historical average loss rates are calculated using historical data beginning in October 2009 through the current period.

Mortgage and Home Equity Loans

The allowance for credit losses within the mortgage and home equity loan classes is calculated at the loan-level using a proprietary statistical model developed by an external third-party. These classes are further divided into smaller pools of loans with similar risk characteristics such as: lines versus loans, fixed versus variable, senior lien position versus junior lien position, among other things.

For each pool, the models project default rates, prepayment rates, and severity rates. The models accept as inputs key risk drivers such as: current balance, original credit bureau score, original loan-to-value ratio, type of collateral, location of collateral, delinquency status, loan age, among other characteristics. They also utilize macroeconomic forecasts of home price indices, unemployment rates, gross domestic product, and others.

Vehicle Loans

The allowance for credit losses within the vehicle loan portfolio is calculated at the portfolio-level using a proprietary statistical model developed internally with the assistance of an external third-party. The allowance for vehicle loans utilizes a vintage analysis to project portfolio-level net charge-off rates. The class is further divided into short term versus long term loans, prime versus subprime borrowers, and origination vintage. This model uses current balance, original credit bureau score, original debt-to-income ratio, loan term, loan age, and other product characteristics as key risk drivers.

The model used for vehicle loans is not natively sensitive to macroeconomic conditions. The necessary adjustments to account for current and expected macroeconomic conditions is captured via our qualitative adjustment framework.

Consumer Loans

The allowance for losses within the consumer loan portfolio is calculated at the portfolio-level using a suite of proprietary statistical models developed internally with the assistance of an external third-party. This class of financing receivables is further divided into credit cards, unsecured lines of credit and other consumer loans.

The allowance for credit cards and unsecured lines of credit is calculated using two transition matrix models to project portfolio-level net charge-off rates. Both models use current balance and delinquency status as key risk drivers. These models are not natively sensitive to macroeconomic conditions. The necessary adjustments to account for current and expected macroeconomic conditions is captured via our qualitative adjustment framework.

For other consumer loans, a regression model is used to project portfolio-level net charge-off rates. This model uses borrower information and macroeconomic forecasts as key inputs.

Commercial Real Estate Loans

The commercial real estate loan class is further segmented into smaller pools of loans with similar risk characteristics, commercial real estate loans and small business commercial real estate loans.

The allowance for credit losses for the commercial real estate loan portfolio is calculated at loan-level using a proprietary statistical model developed by an external third-party. This model projects default and severity rates. The model accepts as inputs key risk drivers such as: current balance, original loan-to-value-ratio, type of collateral, location of collateral, delinquency status, loan age, obligor financial statement information, and expected prepayment rates, among other characteristics. It also utilizes macroeconomic forecasts of commercial real estate price indices, unemployment rates, gross domestic product and others.

The allowance for credit losses is calculated for commercial real estate small business loans at the portfolio-level using a proprietary statistical model. A regression model is used to project portfolio-level net charge-off rates. This model uses loan characteristics and macroeconomic forecasts as key inputs.

Commercial Loans and Commercial Real Estate - Owner Occupied Loans

The allowance for credit losses for the commercial loan portfolio and the commercial real estate - owner occupied loan portfolio is calculated at loan-level using a proprietary statistical model developed by an external third-party. The commercial loan class is further segmented into smaller pools of loans with similar risk characteristics, commercial loans and commercial small business loans.

The commercial loan portfolio and the commercial real estate owner occupied loan portfolio the models project default and severity rates. The model accepts as inputs key risk drivers such as the obligor financial statement information, collateral type, the obligor’s primary industry, expected prepayment rates, among other characteristics. It also utilizes macroeconomic forecasts of unemployment rates, gross domestic product, corporate bond spreads, and others.

The allowance for credit losses for commercial small business loans is calculated at the portfolio-level using a proprietary statistical model. A regression model is used to project portfolio-level net charge-off rates. This model uses loan characteristics and macroeconomic forecasts as key inputs.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When we determine that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs. If this criteria is not met, a discounted cash flow method is used to determine the allowance for credit losses. All changes in the discounted cash flow method over time are reported in the allowance for credit losses.

The allowance calculation is also supplemented with qualitative reserves that takes into consideration current portfolio and specific risk characteristics, such as changes in underwriting standards, portfolio mix, delinquency level, or term, as well as changes in environmental conditions, among other factors, that have occurred but are not yet reflected in the quantitative model component.

The allowance for credit losses on a TDR is measured using the same method as all other loans held for investment, except when the value of the concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit losses is determined by discounting the expected future cash flows at the original interest rate of the loan.

For off-balance sheet credit exposures, we estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The liability for credit losses on off-balance sheet credit exposures is adjusted through a provision for credit loss expense and is included within "other expenses". We estimate the liability balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The estimate includes a consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Off-balance-sheet exposures that are not unconditionally cancellable have been identified for the home equity, commercial real estate, and commercial loan portfolios.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This guidance removes, modifies and adds disclosure requirements for fair value measurements. On January 1, 2020, the Company adopted ASU 2018-13 on a prospective basis for the new and modified disclosures, and on a retrospective basis for disclosures that have been eliminated. The adoption of this standard did not have any effect on our results of operations or financial position. Refer to Note 9, "Disclosures About Fair Value of Financial Instruments".

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This guidance aligns the requirements for capitalization of implementation costs incurred in a hosting arrangement that is a service contract with the existing guidance for internal-use software. On January 1, 2020, the Company adopted ASU 2018-15 on a prospective basis which will be applied to relevant implementation costs incurred after the date of adoption. The adoption of this standard is not expected to have a material prospective impact on our financial statements.

(2)    Marketable Securities

The following table shows the portfolio of marketable securities available-for-sale at March 31, 2020 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government sponsored enterprises:
Due in less than one year	$50,761	475	—	51,236
Due in one year through five years	25,227	284	—	25,511
Due in five years through ten years	3,411	114	(103)	3,422

Municipal securities:
Due in less than one year	812	3	—	815
Due in one year through five years	2,897	68	—	2,965
Due in five years through ten years	8,903	178	—	9,081
Due after ten years	31,400	436	—	31,836

Residential mortgage-backed securities:
Fixed rate pass-through	130,729	4,453	(10)	135,172
Variable rate pass-through	18,025	403	(8)	18,420
Fixed rate agency CMOs	423,625	10,447	(60)	434,012
Variable rate agency CMOs	53,913	62	(866)	53,109
Total residential mortgage-backed securities	626,292	15,365	(944)	640,713
Total marketable securities available-for-sale	$749,703	16,923	(1,047)	765,579

The following table shows the portfolio of marketable securities available-for-sale at December 31, 2019 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in less than one year	$14,951	40	—	14,991

Debt issued by government sponsored enterprises:
Due in less than one year	50,777	345	—	51,122
Due in one year through five years	50,229	—	(227)	50,002
Due after ten years	3,716	53	(109)	3,660

Municipal securities:
Due in less than one year	809	4	—	813
Due in one year through five years	2,891	79	—	2,970
Due in five years through ten years	10,155	148	—	10,303
Due after ten years	11,695	267	—	11,962

Corporate debt issues:
Due in five years through ten years	919	—	—	919

Residential mortgage-backed securities:
Fixed rate pass-through	142,421	1,941	(881)	143,481
Variable rate pass-through	18,933	749	(4)	19,678
Fixed rate agency CMOs	452,256	3,518	(1,606)	454,168
Variable rate agency CMOs	55,743	207	(118)	55,832
Total residential mortgage-backed securities	669,353	6,415	(2,609)	673,159
Total marketable securities available-for-sale	$815,495	7,351	(2,945)	819,901

The following table shows the portfolio of marketable securities held-to-maturity at March 31, 2020 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Residential mortgage-backed securities:
Fixed rate pass-through	$2,096	113	—	2,209
Variable rate pass-through	1,119	15	—	1,134
Fixed rate agency CMOs	13,389	639	—	14,028
Variable rate agency CMOs	604	1	(8)	597
Total residential mortgage-backed securities	17,208	768	(8)	17,968
Total marketable securities held-to-maturity	$17,208	768	(8)	17,968

The following table shows the portfolio of marketable securities held-to-maturity at December 31, 2019 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Residential mortgage-backed securities:
Fixed rate pass-through	$2,197	83	—	2,280
Variable rate pass-through	1,210	28	—	1,238
Fixed rate agency CMOs	14,016	68	—	14,084
Variable rate agency CMOs	613	8	—	621
Total residential mortgage-backed securities	18,036	187	—	18,223
Total marketable securities held-to-maturity	$18,036	187	—	18,223

The following table shows the contractual maturity of our marketable securities held-to-maturity at March 31, 2020 (in thousands):

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due in less than one year	$1	1
Due in one year through five years	599	626
Due after five years through ten years	929	981
Due after ten years	15,679	16,360
Total residential mortgage-backed securities	17,208	17,968
Total marketable securities held-to-maturity	$17,208	17,968

The following table shows the fair value of and gross unrealized losses on available-for-sale marketable securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2020 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$—	—	2,320	(103)	2,320	(103)
Residential mortgage-backed securities - agency	46,190	(847)	9,167	(97)	55,357	(944)
Total temporarily impaired securities	$46,190	(847)	11,487	(200)	57,677	(1,047)

The following table shows the fair value of and gross unrealized losses on marketable securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2019 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$—	—	52,620	(336)	52,620	(336)
Residential mortgage-backed securities - agency	173,112	(858)	109,324	(1,751)	282,436	(2,609)
Total temporarily impaired securities	$173,112	(858)	161,944	(2,087)	335,056	(2,945)

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of March 31, 2020, which comprised of 83 individual securities, represents a credit loss impairment. All of these securities were issued by U.S. government agencies or U.S. government-sponsored agencies. There securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. The Company doe not have the intent to sell these investment securities and it is likely that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company's held-to-maturity debt securities are issued by by U.S. government agencies or U.S. government-sponsored agencies. There securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2020.

The following table presents the credit quality of our held-to-maturity securities, based on latest information available as of March 31, 2020. The credit ratings are sourced from nationally recognized rating agencies, which include Moody's and S&P, or when credit ratings cannot be sourced from the agencies, they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of March 31, 2020.

	AA+	Total
Held-to-maturity securities:
Residential mortgage-backed securities	$17,208	17,208
Total marketable securities held-to-maturity	$17,208	17,208

(3)    Loans Receivable

The following table shows a summary of our loans receivable at amortized cost basis at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020			December 31, 2019
	Originated	Acquired	Total	Originated	Acquired	Total
Personal Banking:
Residential mortgage loans (1)	$2,758,695	76,038	2,834,733	2,785,189	82,938	2,868,127
Home equity loans	1,129,370	231,284	1,360,654	1,100,023	243,404	1,343,427
Vehicle loans	929,204	7,623	936,827	850,804	10,388	861,192
Consumer loans	243,169	6,743	249,912	237,834	25,597	263,431
Total Personal Banking	5,060,438	321,688	5,382,126	4,973,850	362,327	5,336,177

Commercial Banking:
Commercial real estate loans	1,953,458	309,540	2,262,998	1,915,949	312,160	2,228,109
Commercial real estate loans - owner occupied	416,283	71,477	487,760	433,099	93,182	526,281
Commercial loans	650,349	53,641	703,990	664,159	53,948	718,107
Total Commercial Banking	3,020,090	434,658	3,454,748	3,013,207	459,290	3,472,497
Total loans receivable, gross	8,080,528	756,346	8,836,874	7,987,057	821,617	8,808,674

Allowance for credit losses	(82,431)	(10,466)	(92,897)	(51,439)	(6,502)	(57,941)
Total loans receivable, net (2)	$7,998,097	745,880	8,743,977	7,935,618	815,115	8,750,733

(1)	Includes $6.4 million and $7.7 million of loans held-for-sale at March 31, 2020 and December 31, 2019, respectively.

(2)	Includes $44.7 million and $40.2 million of net unearned income, unamortized premiums and discounts and deferred fees and costs at March 31, 2020 and December 31, 2019, respectively.

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended March 31, 2020 and includes the cumulative effect of adopting ASU 2016-13 (in thousands):

	Balance as of March 31, 2020	Current period provision	Charge-offs	Recoveries	Cumulative effect of ASU 2016-13*	Balance as of December 31, 2019
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$10,673	894	(343)	107	7,441	2,574
Home equity loans	9,786	895	(289)	205	5,786	3,189
Vehicle loans	11,994	5,359	(1,843)	344	842	7,292
Consumer loans	5,166	3,518	(1,645)	416	(2,424)	5,301
Total Personal Banking	37,619	10,666	(4,120)	1,072	11,645	18,356

Commercial Banking:
Commercial real estate loans	29,380	11,269	(310)	290	2,288	15,843
Commercial real estate loans - owner occupied	8,374	1,365	(21)	7	1,278	5,745
Commercial loans	17,524	4,337	(815)	424	(4,419)	17,997
Total Commercial Banking	55,278	16,971	(1,146)	721	(853)	39,585
Total	$92,897	27,637	(5,266)	1,793	10,792	57,941

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Home equity loans	34	4	—	—	(293)	323
Consumer loans	—	—	—	—	(402)	402
Total Personal Banking	34	4	—	—	(695)	725

Commercial Banking:
Commercial real estate loans	3,294	1,283	—	—	1,934	77
Commercial real estate loans - owner occupied	95	4	—	—	88	3
Commercial loans	1,281	189	—	—	923	169
Total Commercial Banking	4,670	1,476	—	—	2,945	249
Total off-balance sheet exposure	$4,704	1,480	—	—	2,250	974
* Includes the impact of the initial allowance on PCD loans of $517,000.

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended March 31, 2019, prior to the adoption of ASU 2016-13 (in thousands):

	Balance as of March 31, 2019	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2018
Originated loans
Personal Banking:
Residential mortgage loans	$4,005	186	(349)	114	4,054
Home equity loans	3,062	(35)	(112)	25	3,184
Consumer loans	11,535	2,822	(2,988)	621	11,080
Total Personal Banking	18,602	2,973	(3,449)	760	18,318

Commercial Banking:
Commercial real estate loans	25,470	(464)	(569)	124	26,379
Commercial loans	7,639	874	(457)	168	7,054
Total Commercial Banking	33,109	410	(1,026)	292	33,433
Total originated loans	51,711	3,383	(4,475)	1,052	51,751

Acquired loans
Personal Banking:
Residential mortgage loans	92	8	(8)	9	83
Home equity loans	399	45	(42)	48	348
Consumer loans	454	34	(32)	33	419
Total Personal Banking	945	87	(82)	90	850

Commercial Banking:
Commercial real estate loans	2,467	255	(35)	251	1,996
Commercial loans	598	2,742	(2,813)	52	617
Total Commercial Banking	3,065	2,997	(2,848)	303	2,613
Total acquired loans	4,010	3,084	(2,930)	393	3,463

Total	$55,721	6,467	(7,405)	1,445	55,214

During the quarter ended March 31, 2020, we sold $50 million of loans that were classified as held-for-investment, for a gain of $1.3 million, which is reported in gain on sale of loans on the Consolidated Statements of Income.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at March 31, 2020 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans (1)	Loans 90 days past due and accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,834,733	10,673	11,651	—	7,183	865	—
Home equity loans	1,360,654	9,786	7,106	31	1,906	467	26
Vehicle loans	936,827	11,994	3,231	—	—	—	—
Consumer loans	249,912	5,166	936	—	—	—	—
Total Personal Banking	5,382,126	37,619	22,924	31	9,089	1,332	26

Commercial Banking:
Commercial real estate loans	2,262,998	29,380	26,384	—	12,460	1,010	71
Commercial real estate loans - owner occupied	487,760	8,374	15,887	—	6,511	625	5
Commercial loans	703,990	17,524	20,236	—	5,292	1,981	559
Total Commercial Banking	3,454,748	55,278	62,507	—	24,263	3,616	635

Total	$8,836,874	92,897	85,431	31	33,352	4,948	661

(1)	Includes $17.4 million of nonaccrual TDRs.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2019, prior to the adoption of ASU 2016-13 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans (1)	Loans 90 days past due and accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,868,127	2,574	14,476	—	7,550	560	—
Home equity loans	1,342,918	3,189	6,745	32	1,973	393	26
Consumer loans	1,125,132	12,593	4,226	—	—	—	—
Total Personal Banking	5,336,177	18,356	25,447	32	9,523	953	26

Commercial Banking:
Commercial real estate loans	2,754,390	21,588	34,864	—	19,358	1,384	476
Commercial loans	718,107	17,997	8,559	—	3,118	665	64
Total Commercial Banking	3,472,497	39,585	43,423	—	22,476	2,049	540

Total	$8,808,674	57,941	68,870	32	31,999	3,002	566

(1)	Includes $9.0 million of nonaccrual TDRs.

Following the adoption of CECL as of January 1, 2020, the definitions of impairment and related impaired loan disclosures were removed. Under CECL, we present the amortized cost of our loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the quarter ended March 31, 2020 (in thousands):

	Nonaccrual loans at January 1, 2020	Nonaccrual loans at March 31, 2020 with an allowance	Nonaccrual loans with no allowance	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$14,476	11,651	—	—
Home equity loans	6,745	7,106	—	31
Vehicle loans	3,147	3,231	—	—
Consumer loans	1,079	936	—	—
Total Personal Banking	25,447	22,924	—	31

Commercial Banking:
Commercial real estate loans	18,832	22,730	3,654	—
Commercial real estate loans - owner occupied	16,032	12,136	3,751	—
Commercial loans	8,559	18,838	1,398	—
Total Commercial Banking	43,423	53,704	8,803	—

Total	$68,870	76,628	8,803	31

During the three months ended March 31, 2020, we recognized $217,000 of interest income on nonaccrual loans.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2020 (in thousands):

	Real estate	Equipment	Other	Total
Personal Banking:
Residential mortgage loans	$6,677	—	—	6,677
Home equity loans	99	—	—	99
Vehicle loans	—	—	1,569	1,569
Consumer loans	—	—	—	—
Total Personal Banking	6,776	—	1,569	8,345

Commercial Banking:
Commercial real estate loans	13,922	—	—	13,922
Commercial real estate loans - owner occupied	5,841	—	—	5,841
Commercial loans	3,927	11,717	—	15,644
Total Commercial Banking	23,690	11,717	—	35,407

Total	$30,466	11,717	1,569	43,752

The following table provides information related to the composition of originated impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2019, prior to the adoption of ASU 2016-13 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$12,682	1,794	—	6,817	21,293	19,767	688
Home equity loans	5,635	1,110	—	1,654	8,399	8,571	368
Consumer loans	3,610	616	—	—	4,226	3,842	179
Total Personal Banking	21,927	3,520	—	8,471	33,918	32,180	1,235

Commercial Banking:
Commercial real estate loans	25,014	9,850	933	10,329	46,126	46,284	1,490
Commercial loans	4,739	3,820	15,916	1,474	25,949	10,179	345
Total Commercial Banking	29,753	13,670	16,849	11,803	72,075	56,463	1,835

Total	$51,680	17,190	16,849	20,274	105,993	88,643	3,070

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at December 31, 2019 prior to the adoption of ASU 2016-13 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,860,026	8,101	8,101	560	—
Home equity loans	1,340,944	1,974	1,974	393	—
Consumer loans	1,125,123	9	9	3	—
Total Personal Banking	5,326,093	10,084	10,084	956	—

Commercial Banking:
Commercial real estate loans	2,718,855	35,535	29,578	2,679	5,957
Commercial loans	694,424	23,683	18,337	8,127	5,346
Total Commercial Banking	3,413,279	59,218	47,915	10,806	11,303

Total	$8,739,372	69,302	57,999	11,762	11,303

Our loan portfolios include loans that have been modified in a TDR, where concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include: extending the note’s maturity date, permitting interest only payments, reducing the interest rate to a rate lower than current market rates for new debt with similar risk, reducing the principal payment, principal forbearance or other actions.  These concessions are applicable to all loan segments and classes. Certain TDRs are classified as nonperforming at the time of restructuring and may be returned to performing status after considering the borrower’s sustained repayment performance for a period of at least six months.

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

In March 2020, a joint statement was issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, six months is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented. The guidance also provides that these modified loans generally will not be classified as nonaccrual during the term of the modification. For borrowers who are 30 days or more past due when enrolling in a loan modification program related to the COVID-19 pandemic, we evaluate the loan modifications under our existing TDR framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR and will generally not accrue interest.

The following table provides a roll forward of troubled debt restructurings for the periods indicated (dollars in thousands):

	For the quarter ended March 31,
	2020		2019
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	176	$31,999	195	$33,608
New TDRs	2	2,518	—	—
Re-modified TDRs	2	2,076	—	—
Net paydowns	—	(2,841)	—	(796)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	1	(10)	—	—
Vehicle loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Commercial real estate loans - owner occupied	—	—	—	—
Commercial loans	—	—	—	—
Paid-off loans:
Residential mortgage loans	2	(330)	—	—
Home equity loans	—	—	—	—
Vehicle loans	—	—	—	—
Commercial real estate loans	1	(26)	—	—
Commercial real estate loans - owner occupied	—	—	—	—
Commercial loans	3	(34)	—	—
Ending TDR balance:	171	$33,352	195	$32,812

Accruing TDRs		$15,977		$17,861
Non-accrual TDRs		17,375		14,951

The following tables provide information related to TDRs (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (in thousands):

	For the quarter ended March 31, 2020
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Personal Banking:
Residential mortgage loans	—	$—	—	—
Home equity loans	1	19	18	—
Vehicle loans	—	—	—	—
Consumer loans	—	—	—	—
Total Personal Banking	1	19	18	—

Commercial Banking:
Commercial real estate loans	—	—	—	—
Commercial real estate loans - owner occupied	2	2,077	2,076	176
Commercial loans	1	2,500	2,500	1,628
Total Commercial Banking	3	4,577	4,576	1,804

Total	4	$4,596	4,594	1,804

The following table provides information as of March 31, 2020 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended March 31, 2020 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	1	—	—	18	—	18
Vehicle loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	1	—	—	18	—	18

Commercial Banking:
Commercial real estate loans	—	—	—	—	—	—
Commercial real estate loans - owner occupied	2	—	—	2,076	—	2,076
Commercial loans	1	—	—	—	2,500	2,500
Total Commercial Banking	3	—	—	2,076	2,500	4,576

Total	4	$—	—	2,094	2,500	4,594

During the quarter-ended March 31, 2019 there were no new TDRs. Additionally, no TDR's modified within the previous 12 months of March 31, 2019 or March 31, 2020 subsequently defaulted.

The following table provides information related to the amortized cost basis of loan payment delinquencies at March 31, 2020 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing (1)
Personal Banking:
Residential mortgage loans	$35,322	522	10,538	46,382	2,788,351	2,834,733	—
Home equity loans	7,064	2,682	5,960	15,706	1,344,948	1,360,654	31
Vehicle loans	6,896	2,254	2,787	11,937	924,890	936,827	—
Consumer loans	3,251	809	960	5,020	244,892	249,912	—
Total Personal Banking	52,533	6,267	20,245	79,045	5,303,081	5,382,126	31

Commercial Banking:
Commercial real estate loans	10,829	2,426	17,919	31,175	2,231,823	2,262,998	—
Commercial real estate loans - owner occupied	2,094	568	7,597	10,259	477,501	487,760	—
Commercial loans	7,548	315	16,860	24,723	679,267	703,990	—
Total Commercial Banking	20,471	3,309	42,376	66,157	3,388,591	3,454,748	—
Total loans	$73,004	9,576	62,621	145,202	8,691,672	8,836,874	31

The following table provides information related to loan payment delinquencies at December 31, 2019 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing (1)
Originated loans
Personal Banking:
Residential mortgage loans	$20,447	5,572	11,080	37,099	2,748,090	2,785,189	—
Home equity loans	5,119	2,096	4,573	11,788	1,088,136	1,100,023	—
Consumer loans	8,969	3,198	3,467	15,634	1,073,103	1,088,638	—
Total Personal Banking	34,535	10,866	19,120	64,521	4,909,329	4,973,850	—

Commercial Banking:
Commercial real estate loans	5,598	1,387	17,959	24,944	2,324,104	2,349,048	—
Commercial loans	987	6,360	4,296	11,643	652,516	664,159	—
Total Commercial Banking	6,585	7,747	22,255	36,587	2,976,620	3,013,207	—
Total originated loans	41,120	18,613	41,375	101,108	7,885,949	7,987,057	—

Acquired loans
Personal Banking:
Residential mortgage loans	2,849	121	1,695	4,665	78,273	82,938	93
Home equity loans	1,350	309	1,115	2,774	240,630	243,404	53
Consumer loans	239	104	144	487	35,498	35,985	1
Total Personal Banking	4,438	534	2,954	7,926	354,401	362,327	147

Commercial Banking:
Commercial real estate loans	2,323	303	7,055	9,681	395,661	405,342	—
Commercial loans	200	43	443	686	53,262	53,948	—
Total Commercial Banking	2,523	346	7,498	10,367	448,923	459,290	—
Total acquired loans	6,961	880	10,452	18,293	803,324	821,617	147

Total	$48,081	19,493	51,827	119,401	8,689,273	8,808,674	147

(1) Represents acquired loans that were originally recorded at fair value upon acquisition. These loans are considered to be accruing because we can reasonably estimate future cash flows and expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value and their expected cash flows into interest income.

Credit Quality Indicators:  For Commercial Banking loans we categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze loans individually by classifying the loans by credit risk.  Credit relationships greater than or equal to $1.0 million classified as special mention or substandard are reviewed quarterly for deterioration or improvement to determine if the loan is appropriately classified. We use the following definitions for risk ratings other than pass:

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

For Personal Banking loans a pass risk rating is maintained until they are greater than 90 days past due, and risk rating reclassification is based primarily on past due status of the loan. The risk rating categories can generally be described by the following groupings:

Pass — A homogeneous loan that is less than 90 days past due from the required payment date at month-end.

Substandard — A homogeneous loan that is greater than 90 days past due from the required payment date at month-end, is a TDR or is a PCD loan. A homogenous retail loan that is greater than 180 days past due from the requirement payment date at month-end that has been written down to the value of underlying collateral, less costs to sell.

Doubtful — A homogeneous loan that is greater than 180 days past due from the required payment date at month-end and not written down to the value of underlying collateral. These loans are generally charged-off in the month in which the 180 day period elapses.

Based on the most recent analysis performed, the amortized cost basis by risk category of loans by class of loans by origination year is as follows as of March 31, 2020 (in thousands):

	YTD March 31, 2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$123,025	475,573	288,056	293,228	229,808	1,405,981	—	—	2,815,671
Substandard	—	—	108	564	216	18,174	—	—	19,062
Total residential mortgage loans	123,025	475,573	288,163	293,792	230,024	1,424,155	—	—	2,834,733
Home equity loans
Pass	62,841	221,783	111,767	103,107	97,444	262,224	456,600	36,305	1,352,071
Substandard	—	25	112	185	764	4,300	1,532	1,666	8,583
Total home equity loans	62,841	221,808	111,879	103,292	98,207	266,524	458,132	37,971	1,360,654
Vehicle loans
Pass	126,861	428,865	246,493	80,750	36,919	14,147	—	—	934,035
Substandard	—	783	702	723	318	266	—	—	2,792
Total vehicle loans	126,861	429,648	247,195	81,473	37,237	14,413	—	—	936,827
Consumer loans
Pass	25,967	96,581	29,891	13,869	5,552	5,559	68,590	2,942	248,951
Substandard	—	252	61	79	19	28	430	92	961
Total consumer loans	25,967	96,833	29,952	13,948	5,571	5,587	69,020	3,034	249,912
Total Personal Banking	338,694	1,223,862	677,189	492,505	371,039	1,710,679	527,152	41,005	5,382,126
Business Banking:
Commercial real estate loans
Pass	72,226	303,571	260,769	276,681	197,330	767,889	228,723	5,952	2,113,142
Special Mention	105	2,063	7,209	35,698	6,297	8,888	4,989	801	66,051
Substandard	349	336	3,696	11,695	6,629	52,992	4,091	4,017	83,805
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	72,680	305,971	271,674	324,074	210,256	829,769	237,803	10,770	2,262,998
Commercial real estate loans - owner occupied
Pass	2,615	65,489	93,389	79,888	45,873	121,067	11,180	3,440	422,940
Special Mention	—	1,337	1,230	2,682	1,417	3,535	26	30	10,258
Substandard	—	2,709	3,914	12,117	7,711	23,734	1,094	3,284	54,562
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate loans - owner occupied	2,615	69,535	98,533	94,686	55,001	148,336	12,300	6,754	487,760
Commercial loans
Pass	18,210	93,726	61,621	59,597	53,671	39,638	273,335	9,735	609,533
Special Mention	—	5,811	1,922	551	6,981	717	26,634	418	43,034
Substandard	373	1,174	7,216	1,573	795	2,734	27,552	10,006	51,423
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial loans	18,583	100,711	70,759	61,721	61,446	43,089	327,521	20,159	703,990
Total Business Banking	93,878	476,217	440,965	480,482	326,703	1,021,194	577,624	37,683	3,454,748

Total loans	$432,572	1,700,079	1,118,154	972,987	697,742	2,731,873	1,104,776	78,688	8,836,874
For the three months ended March 31, 2020, $4.7 million of revolving loans were converted to term loans.

The following table sets forth information about credit quality indicators as of December 31, 2019, prior to the adoption of ASU 2016-13 (in thousands):

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

Prior to the adoption of ASU 2016-13, acquired loans were initially measured at fair value and subsequently accounted for under either ASC Topic 310-30 or ASC Topic 310-20. The following table provides information related to the outstanding principal balance and related carrying value of acquired loans for the dates indicated (in thousands):

December 31, 2019
Acquired loans evaluated individually for future credit losses:
Outstanding principal balance	$7,187
Carrying value	4,975

Acquired loans evaluated collectively for future credit losses:
Outstanding principal balance	826,412
Carrying value	816,642

Total acquired loans:
Outstanding principal balance	833,599
Carrying value	821,617

The following table provides information related to the changes in the accretable discount, which includes income recognized from contractual cash flows for the dates indicated prior to the adoption of ASU 2016-13 (in thousands):

Total
Balance at December 31, 2018	$755
Accretion	(551)
Net reclassification from nonaccretable yield	966
Balance at December 31, 2019	$1,170

The following table provides information related to acquired impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2019 prior to the adoption of ASU 2016-13 (in thousands):

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income recognized
Personal Banking:
Residential mortgage loans	$742	1,232	7	866	147
Home equity loans	715	1,569	25	861	114
Consumer loans	7	34	1	18	12
Total Personal Banking	1,464	2,835	33	1,745	273

Commercial Banking:
Commercial real estate loans	3,433	4,268	6	3,509	273
Commercial loans	78	84	1	78	5
Total Commercial Banking	3,511	4,352	7	3,587	278

Total loans	$4,975	7,187	40	5,332	551

(4)	Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	March 31, 2020	December 31, 2019
Amortizable intangible assets:
Core deposit intangibles - gross	$71,183	71,183
Less: accumulated amortization	(52,357)	(50,934)
Core deposit intangibles - net	18,826	20,249
Customer and Contract intangible assets - gross	12,775	12,775
Less: accumulated amortization	(10,176)	(9,948)
Customer and Contract intangible assets - net	2,599	2,827
Total intangible assets - net	$21,425	23,076

The following table shows the actual aggregate amortization expense for the quarters ended March 31, 2020 and 2019, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended March 31, 2020	$1,651
For the quarter ended March 31, 2019	1,447
For the year ending December 31, 2020	6,237
For the year ending December 31, 2021	5,058
For the year ending December 31, 2022	3,976
For the year ending December 31, 2023	3,016
For the year ending December 31, 2024	2,249
For the year ending December 31, 2025	1,510

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2018	$307,420
Goodwill acquired	38,683
Balance at December 31, 2019	346,103
Goodwill acquired	—
Balance at March 31, 2020	$346,103

We performed our annual goodwill impairment test as of June 30, 2019 in accordance with ASC 350, as updated by ASU 2017-04, ("Step 0") and concluded that goodwill was not impaired. Quarterly, the Company evaluates whether there are any triggering events that would require an update to our previous goodwill assessment. During the current quarter, the Company determined the COVID-19 pandemic and its negative effect on the global economy to be a triggering event.  As a result, the Company, with the assistance of a third-party specialist, performed a “Step 1” quantitative impairment analysis in accordance with ASU 2017-04 as of March 31, 2020.  This analysis indicated the aggregate fair value of Northwest Bank, the sole reporting unit of Northwest Bancshares, Inc., exceeded the carrying value and therefore goodwill was not impaired.

(5)    Borrowed Funds

(a)    Borrowings

	March 31, 2020
	Amount	Average rate
Term notes payable to the FHLB of Pittsburgh:
Due within one year	$100,000	0.74%
Total term notes payable to FHLB of Pittsburgh	100,000
Collateralized borrowings, due within one year	91,599	0.30%
Total borrowed funds	$191,599

Borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB") are secured by our residential first mortgage and other qualifying loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB carries a commitment of $250.0 million. The rate is adjusted daily by the FHLB, and any borrowings on this line may be repaid at any time without penalty. The revolving line of credit has no balance as of March 31, 2020 and $153.6 million at December 31, 2019.

At March 31, 2020 and December 31, 2019, collateralized borrowings due within one year were $91.6 million and $92.7 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB.

Term notes payable to the FHLB of Pittsburgh at March 31, 2020 totaled $100.0 million. This total is made up of four fixed rate advances: $30.0 million at 0.91% maturing June 16, 2020; $25.0 million at 0.70% maturing June 22, 2020; $25.0 million at 0.70% maturing June 22, 2020; and $20.0 million at 0.59% maturing June 26, 2020.

(b)    Trust Preferred Securities

The Company has five statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust, LNB Trust II, a Delaware statutory business trust, Union National Capital Trust I ("UNCT I"), a Delaware statutory business trust, and Union National Capital Trust II ("UNCT II"); a Delaware statutory business trust (the Trusts). The Trusts exist solely to issue preferred securities to third parties for cash, issue common securities to the Company in exchange for capitalization of the Trusts, invest the proceeds from the sale of trust securities in an equivalent amount of debentures of the Company, and engage in other activities that are incidental to those previously listed. Northwest Bancorp Capital Trust III issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 5, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 30, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%. Northwest Bancorp Statutory Trust IV issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 15, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 15, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%. LNB Trust II has 7,875 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $7,875,000) with a stated maturity of June 15, 2037 and a floating rate of interest, which resets quarterly, equal to three-month LIBOR plus 1.48%. UNCT I has 8,000 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $8,000,000) with a stated maturity of January 23, 2034 and a floating interest rate, which resets quarterly, equal to three-month LIBOR plus 2.85%. UNCT II has 3,000 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $3,000,000) with a stated maturity of November 23, 2034 and a floating interest rate, which resets quarterly, equal to three-month LIBOR plus 2.00%. As the shareholders of the trust preferred securities are the primary beneficiaries of the Trusts, the Trusts are not consolidated in our financial statements.

The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities.  Northwest Bancorp Capital Trust III holds $51,547,000 of the Company’s junior subordinated debentures due December 30, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at March 31, 2020 was 2.75%. Northwest Bancorp Statutory Trust IV holds $51,547,000 of the Company’s junior subordinated debentures due December 15, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at March 31, 2020 was 2.12%. LNB Trust II holds $8,119,000 of the Company's junior subordinated debentures due June 15, 2037, with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.48%. The rate in effect at March 31, 2020 was 2.22%. UNCT I holds $8,248,000 of junior subordinated debentures due January 23, 2034 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 2.85%. The rate effect at March 31, 2020 was 4.62%. UNCT II holds $3,093,000 of junior subordinated debentures due November 23, 2034 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 2.00%. The rate effect at March 31, 2020 was 3.68%. These subordinated debentures are the sole assets of the Trusts.

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

We issue standby letters of credit in the normal course of business.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer.  The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At March 31, 2020, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $37.9 million, of which $33.7 million is fully collateralized. At March 31, 2020, we had a liability which represents deferred income of $449,000 related to the standby letters of credit.

(7)    Earnings Per Share

 Basic earnings per common share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. During the quarter ended March 31, 2020, 2,033,345 stock options were not included in the computation of diluted earnings per share because the stock options’ exercise price was less than the average market price of the common shares of $14.62. All stock options outstanding during the quarter ended March 31, 2019 were included in the computation of diluted earnings per share because the stock options’ exercise price was less than the average market price of the common shares of $17.74.

The following table sets forth the computation of basic and diluted EPS (in thousands, except share data and per share amounts):

	Quarter ended March 31,
	2020	2019
Net income available to common shareholders	$7,939	25,044

Weighted average common shares outstanding	105,882,553	103,101,789
Dilutive potential shares due to effect of stock options	265,694	1,394,803
Total weighted average common shares and dilutive potential shares	$106,148,247	104,496,592

Basic earnings per share	$0.08	0.24

Diluted earnings per share	$0.07	0.24

(8)    Pension and Other Post-Retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post-retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended March 31,
	Pension benefits		Other post-retirement benefits
	2020	2019	2020	2019
Service cost	$2,098	1,274	—	—
Interest cost	1,714	1,827	7	11
Expected return on plan assets	(3,091)	(2,759)	—	—
Amortization of prior service cost	(581)	(581)	—	—
Amortization of the net loss	924	855	5	17
Net periodic cost	$1,064	616	12	28

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

•
Level 3 - Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Level 3 inputs include the following:

◦	Quotes from brokers or other external sources that are not considered binding;

◦	Quotes from brokers or other external sources where it cannot be determined that market participants would in fact transact for the asset or liability at the quoted price;

◦	Quotes and other information from brokers or other external sources where the inputs are not deemed observable.

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

Interest Rate Lock Commitments and Forward Commitments

The fair value of interest rate lock commitments is based on the value of underlying loans held-for-sale which is based on quoted prices for similar loans in the secondary market.  This value is then adjusted based on the probability of the loan closing (i.e., the “pull-through” amount, a significant unobservable input).  The fair value of forward sale commitments is based on quoted prices from the secondary market based on the settlement date of the contracts.

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At March 31, 2020 and December 31, 2019, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at March 31, 2020 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$276,454	276,454	276,454	—	—
Securities available-for-sale	765,579	765,579	—	765,579	—
Securities held-to-maturity	17,208	17,968	—	17,968	—
Loans receivable, net	8,737,551	8,751,479	—	—	8,751,479
Residential mortgage loans held-for-sale	6,426	6,426	—	—	6,426
Accrued interest receivable	25,531	25,531	25,531	—	—
Interest rate lock commitments	507	507	—	—	507
Forward commitments	197	197	—	197	—
Interest rate swaps	54,656	54,656	—	54,656	—
FHLB stock	13,131	13,131	—	—	—
Total financial assets	$9,897,240	9,911,928	301,985	838,400	8,758,412

Financial liabilities:
Savings and checking deposits	$7,298,979	7,298,979	7,298,979	—	—
Time deposits	1,493,756	1,514,631	—	—	1,514,631
Borrowed funds	191,599	194,224	194,224	—	—
Junior subordinated debentures	121,813	117,557	—	—	117,557
Interest rate swaps	55,376	55,376	—	55,376	—
Risk participation agreements	120	120	—	120	—
Accrued interest payable	834	834	834	—	—
Total financial liabilities	$9,162,477	9,181,721	7,494,037	55,496	1,632,188

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at December 31, 2019 (in thousands):

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both March 31, 2020 and December 31, 2019.

The following table represents assets and liabilities measured at fair value on a recurring basis at March 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
Government sponsored enterprises	$—	80,169	—	80,169
States and political subdivisions	—	44,697	—	44,697
Total debt securities	—	124,866	—	124,866

Residential mortgage-backed securities:
GNMA	—	23,167	—	23,167
FNMA	—	81,823	—	81,823
FHLMC	—	48,113	—	48,113
Non-agency	—	489	—	489
Collateralized mortgage obligations:
GNMA	—	202,997	—	202,997
FNMA	—	175,080	—	175,080
FHLMC	—	109,044	—	109,044
Total mortgage-backed securities	—	640,713	—	640,713

Interest rate lock commitments	—	—	507	507
Forward commitments	—	197	—	197
Interest rate swaps	—	54,656	—	54,656
Total assets	$—	820,432	507	820,939

Interest rate swaps	$—	55,376	—	55,376
Risk participation agreements	—	120	—	120
Total liabilities	$—	55,496	—	55,496

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	14,991	—	14,991
Government sponsored enterprises	—	104,784	—	104,784
States and political subdivisions	—	26,048	—	26,048
Corporate	—	919	—	919
Total debt securities	—	146,742	—	146,742

Residential mortgage-backed securities:
GNMA	—	23,264	—	23,264
FNMA	—	89,259	—	89,259
FHLMC	—	50,139	—	50,139
Non-agency	—	497	—	497
Collateralized mortgage obligations:
GNMA	—	207,016	—	207,016
FNMA	—	184,682	—	184,682
FHLMC	—	118,302	—	118,302
Total mortgage-backed securities	—	673,159	—	673,159

Interest rate lock commitments	—	—	559	559
Forward commitments	—	145	—	145
Interest rate swaps	—	20,889	—	20,889
Total assets	$—	840,935	559	841,494

Interest rate swaps	$—	20,952	—	20,952
Risk participation agreements	—	39	—	39
Total liabilities	$—	20,991	—	20,991

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	For the quarter ended March 31,
	2020	2019
Beginning balance January 1,	$559	—

Total gains or losses:
Included in net income	—	—
Included in other comprehensive income	—	—

Purchases	—	—
Sales	52	—
Transfers from Level 3	—	—
Transfers into Level 3	—	—

Ending balance March 31,	$507	—

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans individually assessed, mortgage servicing rights and real estate owned.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of March 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	47,240	47,240
Real estate owned, net	—	—	1,075	1,075
Total assets	$—	—	48,315	48,315

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	46,238	46,238
Real estate owned, net	—	—	950	950
Total assets	$—	—	47,188	47,188

 Individually Assessed Loans - A loan is considered to be individually assessed as described in Note 1 as part of the adoption of ASU 2016-13 . We classify loans individually assessed as nonrecurring Level 3.

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2020 (in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	$47,240	Appraisal value (1)	Estimated cost to sell	10.0%
		Discounted cash flow	Discount rate	4.25% to 11.0% (7.50%)

Real estate owned, net	$1,075	Appraisal value (1)	Estimated cost to sell	10.0%

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

Derivatives Designated as Hedging Instruments

During March 2020, the Company entered into four separate pay-fixed interest rate swaps in order to synthetically convert short-term three month FHLB advances to fixed-rate term funding with an aggregate value of $100 million with maturities ranging from three to five years.  Our risk management objective and strategy for these interest rate swaps is to reduce our exposure to variability in interest-related cash outflows attributable to changes in the USD-LIBOR swap rate, or its commercially accepted replacement, the designated benchmark interest rate being hedged.  Based upon our contemporaneous quantitative analysis at the inception of each interest rate swap, we have determined these interest rate swaps qualify for hedge accounting in accordance with ASC 815, Derivatives and Hedging.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

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

The following table presents information regarding our derivative financial instruments for the periods indicated (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At March 31, 2020
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	—	100,000	558
Derivatives not designated as hedging instruments:
Interest rate swap agreements	446,598	54,656	446,598	54,818
Interest rate lock commitments	80,158	507	—	—
Forward commitments	5,465	197	—	—
Risk participation agreements	—	—	41,123	120
Total Derivatives	$532,221	55,360	587,721	55,496

At December 31, 2019
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$391,502	20,889	391,502	20,952
Interest rate lock commitments	24,373	559	—	—
Forward commitments	5,151	145	—	—
Risk participation agreements	—	—	41,164	39
Total derivatives	$421,026	21,593	432,666	20,991

The following table presents income or expense recognized on derivatives for the periods indicated (in thousands):

	For the quarter ended March 31,
	2020	2019
Hedging derivatives:
Decrease in interest expense	$(12)	—

Non-hedging swap derivatives:
Decrease in other income	(177)	—
Increase in mortgage banking income	1	—

The following table presents the key characteristics of the Company's interest rate derivative transactions designated as cash flow hedges of interest rate risk as of March 31, 2020 (in thousands):

	Notional amount	Effective rate	Estimated increase/(decrease) to interest expense in the next twelve months	Maturity Date	Remaining term (in months)
Interest rate products:
Issued March 16, 2020	$30,000	0.81%	200	3/17/2025	60
Issued March 20, 2020	25,000	0.15%	205	3/20/2023	36
Issued March 20, 2020	25,000	0.18%	197	3/20/2024	48
Issued March 26, 2020	20,000	(0.07)%	166	9/26/2024	54
Total	$100,000		768

(11)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of March 31, 2020, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

During the year-ended December 31, 2018, Northwest and our subsidiary, Northwest Insurance Services (“NWIS”), were involved in a lawsuit against, among others, First National Bank of Pennsylvania (“FNB”) and their insurance subsidiary, First National Insurance Agency, LLC (“FNIA”). All counterclaims against Northwest were discontinued and, in December 2018, a verdict was rendered in favor of NWIS on several of its claims. Post-trial proceedings have continued throughout the current year and, due to the inherent uncertainties with respect to these proceedings, we have not accrued any awards associated with this verdict within our Consolidated Financial Statements as of March 31, 2020.

(12)    Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income/(loss) by component for the periods indicated (in thousands):

	For the quarter ended March 31, 2020
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2019	$3,147	—	(40,088)	(36,941)

Other comprehensive income/(loss) before reclassification adjustments (1) (2)	8,157	(409)	—	7,748
Amounts reclassified from accumulated other comprehensive income (3), (4)	37	—	249	286

Net other comprehensive income/(loss)	8,194	(409)	249	8,034

Balance as of March 31, 2020	$11,341	(409)	(39,839)	(28,907)

	For the quarter ended March 31, 2019
	Unrealized gains and (losses) on securities available- for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2018	$(6,832)	—	(32,864)	(39,696)

Other comprehensive income before reclassification adjustments (5)	4,452	—	—	4,452
Amounts reclassified from accumulated other comprehensive income (6), (7)	—	—	209	209

Net other comprehensive income	4,452	—	209	4,661

Balance as of March 31, 2019	$(2,380)	—	(32,655)	(35,035)

(1)	Consists of unrealized holding loss, net of tax of $3,277.

(2)	Change in fair value of interest rate swaps, net of tax $(162).

(3)	Consists of realized gain on securities (gain on sales of investments, net) of $(51), net of tax (income tax expense) of $14.

(4)
Consists of amortization of prior service cost (compensation and employee benefits) of $581 and amortization of net actuarial loss (compensation and employee benefits) of $(929), net of tax (income tax expense) of $99.

(5)	Consists of unrealized holding loss, net of tax $1,781.

(6)	There were no realized gains on securities reclassified from accumulated other comprehensive income.

(7)
Consists of amortization of prior service cost (compensation and employee benefits) of $581 and amortization of net actuarial loss (compensation and employee benefits) of $(872), net of tax (income tax expense) of $82.

(13)    Subsequent Events

On April 24, 2020, the Company completed the merger with MutualFirst Financial, Inc. (“MutualFirst Financial”), the holding company for MutualBank for total consideration of $213.4 million. The Company is currently in the process of finalizing the purchase accounting of this transaction.

Under the terms of the Merger Agreement, each share of common stock of MutualFirst Financial converted into the right to receive 2.4 shares of the Company’s common stock or a total of 20,659,087 shares of common stock of the Company valued at $213.4 million, based on the $10.33 per share closing price of the Company's stock on April 24, 2020. Cash was paid in lieu of fractional shares at a rate of $10.71 per whole share of the Company's common stock.

The transaction has resulted in a bank with approximately $12.8 billion in total assets, providing banking services through 214 branch locations and 273 ATMs in four states. The transaction expanded the Company's franchise by 36 full-service offices located in Indiana.

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

Important factors that might cause such a difference include, but are not limited to:

•
the disruption to local, regional, national and global economic activity caused by infectious disease outbreaks, including the recent outbreak of coronavirus, or COVID-19, and the significant impact that such outbreak has had and may have on our growth, operations and earnings;

•
changes in asset quality, including increases in default rates on loans and higher levels of nonperforming loans and loan charge-offs generally, and specifically resulting from the economic dislocation caused by the COVID-19 pandemic;

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

Overview of Critical Accounting Policies Involving Estimates

Please refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2019 Annual Report on Form 10-K.

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

In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance provides expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The amendments primarily includes contract modifications and hedge accounting, as well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity. This guidance is effective March 12, 2020 through December 31, 2022. We are currently in the process of evaluating the amendments and determining the impact on our financial statements.

Comparison of Financial Condition

Total assets at March 31, 2020 were $10.681 billion, an increase of $187.3 million, or 1.8%, from $10.494 billion at December 31, 2019.  This increase in assets was largely due to a $160.5 million increase in cash and marketable securities. This increase was funded by a $200.7 million, or 2.3%, increase in deposits.

Total loans receivable increased by $28.2 million, or 0.3%, to $8.837 billion at March 31, 2020, from $8.809 billion at December 31, 2019. This increase was attributed to an increase in our vehicle loan portfolio by $75.6 million, or 8.8%, to $936.8 million as of March 31, 2020 from $861.2 million as of December 31, 2019. Partially offsetting this increase was a decrease in our held for investment mortgage loan portfolio of $28.6 million, or 1.0%, to $2.832 billion at March 31, 2020 from $2.860 billion at December 31, 2019 primarily due to the sale of $49.5 million of one- to four-family mortgage loans from our portfolio.

     Total deposits increased by $200.7 million, or 2.3%, to $8.793 billion at March 31, 2020 from $8.592 billion at December 31, 2019 with increases across all deposit products except for time deposits. Noninterest-bearing demand deposits increased by $127.0 million, or 7.9%, to $1.737 billion at March 31, 2020 from $1.610 billion at December 31, 2019. Money market deposits also increased $82.1 million, or 4.4%, to $1.946 billion at March 31, 2020 from $1.864 billion at December 31, 2019. These increases are due primarily to a reduction in consumer spending and an increase in consumer savings.

Total shareholders’ equity at March 31, 2020 was $1.342 billion, or $12.55 per share, a decrease of $11.5 million, or 0.8%, from $1.353 billion, or $12.66 per share, at December 31, 2019.  This decrease was primarily the result of cash dividends paid of $20.3 million, partially offset by net income of $7.9 million.

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

Applicable rules limit an organization’s capital distributions and certain discretionary bonus payments if the organization does not hold a “capital conservation buffer” consisting of 2.5% of Total, Tier 1 and Common Equity Tier 1 ("CET1") capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

Quantitative measures, established by regulation to ensure capital adequacy, require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of Total, CET1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Capital requirements are presented in the tables below (in thousands).

	At March 31, 2020
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,319,243	15.733%	$880,473	10.500%	$838,545	10.000%
Northwest Bank	1,184,900	14.144%	879,618	10.500%	837,732	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,234,166	14.718%	712,764	8.500%	670,836	8.000%
Northwest Bank	1,099,823	13.129%	712,072	8.500%	670,185	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,116,032	13.309%	586,982	7.000%	545,055	6.500%
Northwest Bank	1,099,823	13.129%	586,412	7.000%	544,525	6.500%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,234,166	11.699%	421,967	4.000%	527,459	5.000%
Northwest Bank	1,099,823	10.575%	416,016	4.000%	520,020	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

	At December 31, 2019
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,300,321	15.701%	$869,585	10.500%	$828,176	10.000%
Northwest Bank	1,146,641	13.858%	868,768	10.500%	827,398	10.000%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,242,380	15.001%	703,950	8.500%	662,541	8.000%
Northwest Bank	1,087,727	13.146%	703,288	8.500%	661,918	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,124,259	13.575%	579,723	7.000%	538,314	6.500%
Northwest Bank	1,087,727	13.146%	879,178	7.000%	537,809	6.500%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,242,380	11.913%	417,143	4.000%	521,428	5.000%
Northwest Bank	1,087,727	10.515%	413,772	4.000%	517,216	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at March 31, 2020 was 10.4%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At March 31, 2020, Northwest had $3.277 billion of additional borrowing capacity available with the FHLB, including $250.0 million on an overnight line of credit, as well as $36.6 million of borrowing capacity available with the Federal Reserve Bank and $110.0 million with three correspondent banks.

Dividends

We paid $20.3 million and $18.6 million in cash dividends during the quarters ended March 31, 2020 and 2019, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) was 271.4% and 75.0% for the quarters ended March 31, 2020 and 2019, respectively, on dividends of $0.19 per share for the quarter ended March 31, 2020 and on dividends of $0.18 per share for the quarter ended March 31, 2019. On April 22, 2020, the Board of Directors declared a cash dividend of $0.19 per share payable on May 15, 2020 to shareholders of record as of May 7, 2020. This represents the 102nd consecutive quarter we have paid a cash dividend.

Nonperforming Assets

The following table sets forth information with respect to nonperforming assets.  Nonaccrual loans are those loans on which the accrual of interest has ceased.  Generally, when a loan is 90 days past due, we fully reverse all accrued interest thereon and cease to accrue interest thereafter.  Exceptions are made for loans that have contractually matured, are in the process of being modified to extend the maturity date and are otherwise current as to principal and interest, and well-secured loans that are in the process of collection. Loans may also be placed on nonaccrual before they reach 90 days past due if conditions exist that call into question our ability to collect all contractual interest.  Other nonperforming assets represent property acquired through foreclosure or repossession. Foreclosed property is carried at the lower of its fair value less estimated costs to sell or the principal balance of the related loan.

	March 31, 2020	December 31, 2019
	(in thousands)
Loans 90 days or more delinquent
Residential mortgage loans	$10,457	12,775
Home equity loans	5,816	5,688
Consumer loans	3,459	3,611
Commercial real estate loans	25,342	25,014
Commercial loans	16,685	4,739
Total loans 90 days or more delinquent	$61,759	51,827
Total real estate owned, net (REO)	$1,075	950
Total loans 90 days or more delinquent and REO	62,834	52,777
Total loans 90 days or more delinquent to net loans receivable	0.71%	0.59%
Total loans 90 days or delinquent and REO to total assets	0.59%	0.50%
Nonperforming loans:
Nonaccrual loans - loans 90 days or more delinquent	61,759	51,680
Nonaccrual loans - loans less than 90 days delinquent	23,672	17,190
Loans 90 days or more past maturity and still accruing	31	32
Total nonperforming loans	85,462	68,902
Total nonperforming assets	$86,537	69,852
Nonaccrual TDR loans (1)	$17,375	9,043
Accruing TDR loans	15,977	22,956
Total TDR loans	$33,352	31,999

(1)	Included in nonaccurual loans above.

Allowance for Credit Losses

We adopted CECL on January 1, 2020, a further described in Note 1. Our Board of Directors has adopted an “Allowance for Loan and Lease Losses” (“ALL”) policy designed to provide management with a systematic methodology for determining and documenting the ALL each reporting period.  This methodology was developed to provide a consistent process and review procedure to ensure that the ALL is in conformity with GAAP, our policies and procedures and other supervisory and regulatory guidelines.

On an ongoing basis, the Credit Administration department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans. This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis. Personal and small business commercial loans are classified primarily by delinquency status. In addition, a meeting is held every quarter with each region to monitor the performance and status of commercial loans on an internal watch list.  On an on-going basis, the loan officer, in conjunction with a portfolio manager, grades or classifies problem commercial loans or potential problem commercial loans based upon their knowledge of the lending relationship and other information previously accumulated.  This rating is also reviewed independently by our Loan Review department on a periodic basis.  Our loan grading system for problem commercial loans is consistent with industry regulatory guidelines which classifies loans as “substandard”, “doubtful” or “loss.”  Loans that do not expose us to risk sufficient to warrant classification in one of the previous categories, but which possess some weaknesses, are designated as “special mention”.  A “substandard” loan is any loan that is 90 days or more contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable.  Loans classified as “loss” have all the weakness inherent in those classified as "doubtful" and considered uncollectible.

Credit relationships that have been classified as substandard or doubtful and are greater than or equal to $1.0 million are reviewed by the Credit Administration department to determine if they no longer continue to demonstrate similar risk characteristics to their loan pool. If a loan no longer demonstrates similar risk characteristics to their loan pool they are removed from the pool and an individual assessment will be performed.

If it is determined that a loan needs to be individually assessed, the Credit Administration department determines the proper measure of fair value for each loan based on one of three methods: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent, less costs of sale or disposal.  If the measurement of the fair value of the loan is more or less than the amortized cost basis of the loan, the Credit Administration department adjusts the specific allowance associated with that individual loan accordingly.

If a substandard or doubtful loan is not considered individually for impairment, it is grouped with other loans that possess common characteristics for impairment evaluation and analysis.  For the purpose of calculating reserves, we have grouped our loans into seven segments: residential mortgage loans, home equity loans, vehicle loans, consumer loans, commercial real estate loans, commercial real estate loans - owner occupied and commercial loans. The allowance for credit losses is measured using a combination of statistical models. We use a twenty four month forecasting period and revert to historical average loss rates thereafter. Reversion to the mean takes place over twelve months. Historical average loss rates are calculated using historical data beginning in October 2009 through the current period.

The the credit losses for individually assessed loans along with the estimated loss for each homogeneous pool are consolidated into one summary document.   This summary schedule along with the support documentation used to establish this schedule is presented to management’s Allowance for Loan Loss Committee ("ALL Committee") monthly.  The ALL Committee reviews and approves the processes and ALL documentation presented.  Based on this review and discussion, the appropriate amount of ALL is estimated and any adjustments to reconcile the actual ALL with this estimate are determined.  The ALL Committee also considers if any changes to the methodology are needed. In addition to the ALL Committee's review and approval, a review is performed by the Risk Management Committee of the Board of Directors on a quarterly basis and annually by internal audit.

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ALL Committee assesses regularly for appropriateness.  As part of the analysis as of March 31, 2020, we considered the most recent economic conditions and forecasts available which incorporated the impact of COVID-19. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ALL increased by $35.0 million, or 60.3%, to $92.9 million, or 1.05% of total loans at March 31, 2020 from $57.9 million, or 0.66% of total loans, at December 31, 2019. Due to the adoption of CECL, our allowance increased $10.8 million. In addition, the estimated economic impact of COVID-19 caused us to increase our provision for loan loss expense by approximately $23 million. Loans classified as substandard decreased $382,000 to $214.1 million at March 31, 2020 from $214.5 million at December 31, 2019. Loans classified as special mention decreased $5.9 million to $117.0 million at March 31, 2020 from $124.6 million at December 31, 2019.

We also consider how the levels of non-accrual loans and historical charge-offs have influenced the required amount of allowance for credit losses. Nonaccrual loans of $85.4 million, or 0.97% of total loans receivable at March 31, 2020, increased by $16.6 million, or 24.0%, from $68.9 million, or 0.78% of total loans receivable, at December 31, 2019. As a percentage of average loans, annualized net charge-offs decreased to 0.16% for the three months ended March 31, 2020 compared to 0.23% for the year ended December 31, 2019.

Comparison of Operating Results for the Quarters Ended March 31, 2020 and 2019

Net income for the quarter ended March 31, 2020 was $7.9 million, or $0.07 per diluted share, a decrease of $17.1 million, or 68.3%, from net income of $25.0 million, or $0.24 per diluted share, for the quarter ended March 31, 2019. The decrease in net income resulted from an increase in the provision for credit losses of $21.2 million, or 327.4%, an increase in noninterest expense of $7.2 million, or 10.1%, and a decrease in net interest income of $754,000, or 0.9%. Partially offsetting these decreases was an increase in noninterest income of $6.3 million, or 29.1% and a decrease in income tax expense of $5.7 million, or 84.8%. Net income for the quarter ended March 31, 2020 represents annualized returns on average equity and average assets of 2.37% and 0.30%, respectively, compared to 7.96% and 1.03% for the same quarter last year. A further discussion of notable changes follows.

Interest Income

Total interest income remained relatively flat, increasing by $89,000, or 0.1%, to $100.4 million for the quarter ended March 31, 2020 from $100.3 million for the quarter ended March 31, 2019. The average balance of interest-earning assets increased by $618.6 million, or 6.9%, to $9.637 billion for the quarter ended March 31, 2020 from $9.019 billion for the quarter ended March 31, 2019 due primarily to internal loan growth as well as the acquisition of UCB in March 2019. Offsetting this increase was a decrease in the average yield earned on interest earning assets to 4.19% for the quarter ended March 31, 2020 from 4.51% for the quarter ended March 31, 2019 due to decreases in market interest rates over the past year.

Interest income on loans receivable remained relatively flat at $95.0 million for the quarter ended March 31, 2020 compared to $94.9 million for the quarter ended March 31, 2019. The average balance increased by $617.4 million, or 7.6%, to $8.774 billion for the quarter ended March 31, 2020 from $8.157 billion for the quarter ended March 31, 2019 while the average yield on loans receivable decreased to 4.35% for the quarter ended March 31, 2020 from 4.72% for the quarter ended March 31, 2019, again due to the decrease in market interest rates.

Interest income on mortgage-backed securities increased by $210,000, or 5.3%, to $4.2 million for the quarter ended March 31, 2020 from $4.0 million for the quarter ended March 31, 2019. This increase is attributed to an increase in the average balance of mortgage-backed securities of $64.0 million, or 10.6%, to $668.5 million for the quarter ended March 31, 2020 from $604.5 million for the quarter ended March 31, 2019. This increase was primarily a result of investment securities received as part of the UCB acquisition. The average yield on mortgage-backed securities decreased to 2.50% for the quarter ended March 31, 2020 from 2.62% for the quarter ended March 31, 2019.

Interest income on investment securities decreased by $285,000, or 25.5%, to $833,000 for the quarter ended March 31, 2020 from $1.1 million for the quarter ended March 31, 2019. This decrease is attributed to a decrease in the average balance of investment securities of $83.2 million, or 36.6% to $144.2 million for the quarter ended March 31, 2020 from $227.3 million for the quarter ended March 31, 2019 primarily due to the maturity or call of government agency securities. Partially offsetting this decrease was an increase in the average yield on investment securities which increased to 2.31% for the quarter ended March 31, 2020 from 1.97% for the quarter ended March 31, 2019 due to the addition of higher yielding investments, primarily from the UCB acquisition.

Dividends on FHLB stock increased by $91,000, or 53.2%, to $262,000 for the quarter ended March 31, 2020 from $171,000 for the quarter ended March 31, 2019. This increase is attributable to increases in the average yield on FHLB stock. The average yield increased to 6.61% for the quarter ended March 31, 2020 from 4.31% for the quarter ended March 31, 2019, as the FHLB of Pittsburgh recently increased yields on required stock purchases for active members. Slightly offsetting this increase was a decrease in the average balance by $167,000, or 1.0%, to $15.9 million for the quarter ended March 31, 2020 from $16.1 million for the quarter ended March 31,

2019. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits remained relatively flat, increasing by $35,000, or 35.0%, to $135,000 for the quarter ended March 31, 2020 from $100,000 for the quarter ended March 31, 2019. The average balance of interest-earning deposits increased by $20.6 million, or 145.5%, to $34.7 million for the quarter ended March 31, 2020 from $14.1 million for the quarter ended March 31, 2019, which was offset by the decrease in the average yield on interest-earning deposits to 1.54% for the quarter ended March 31, 2020 from 2.83% for the quarter ended March 31, 2019 as the Federal Reserve decreased their targeted federal funds rate.

Interest Expense

Interest expense increased by $843,000, or 6.8%, to $13.2 million for the quarter ended March 31, 2020 from $12.3 million for the quarter ended March 31, 2019.  This increase in interest expense was primarily due to an increase in the average balance of interest-bearing liabilities by $736.6 million, or 11.2%, to $7.339 billion for the quarter ended March 31, 2020 from $6.602 billion for the quarter ended March 31, 2019. This increase in average balance resulted from both internal deposit growth as well as the addition of $479.4 million of deposits acquired through the UCB merger in March of 2019. The average cost of interest-bearing liabilities decreased to 0.72% for the quarter ended March 31, 2020 from 0.76% for the quarter ended March 31, 2019 as the Federal Reserve slashed their targeted Fed Funds rate in March of 2020.

Net Interest Income

Net interest income decreased by $754,000, or 0.9%, to $87.2 million for the quarter ended March 31, 2020 from $88.0 million for the quarter ended March 31, 2019.  This decrease is attributable to the factors discussed above. Our interest rate spread decreased to 3.47% for the quarter ended March 31, 2020 from 3.75% for the quarter ended March 31, 2019 and our net interest margin decreased to 3.64% for the quarter ended March 31, 2020 from 3.96% for the quarter ended March 31, 2019.

Provision for Credit Losses

The provision for credit losses increased by $21.2 million, or 327.4%, to $27.6 million for the quarter ended March 31, 2020 from $6.5 million for the quarter ended March 31, 2019. This increase was largely driven by the estimated economic impact of COVID-19 of approximately $23 million. This increase was partially offset by the effects of a decrease in annualized net charge-offs to average loans to 0.16% for the quarter ended March 31, 2020 from 0.29% for the quarter ended March 31, 2019.

In determining the amount of the current period provision, we considered current economic conditions, including but not limited to unemployment levels, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience.  We analyze the allowance for credit losses as described in the section entitled “Allowance for Credit Losses.”  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at March 31, 2020.

Noninterest Income

Noninterest income increased by $6.3 million, or 29.1%, to $28.0 million for the quarter ended March 31, 2020 from $21.7 million for the quarter ended March 31, 2019. This increase was primarily due to a $3.1 million, or 25.5% increase in service charges and fees as a result of a change in fee structure initiated in the fourth quarter of 2019. We also recognized a gain of $1.3 million in the current quarter on the sale of approximately $49.5 million of one- to four-family mortgage loans from our portfolio. Also contributing to this increase was a $1.0 million increase in mortgage banking income due to continued efforts to expand our secondary market sales capabilities. In addition, trust and other financial services income increased by $806,000, or 19.2% due to new brokerage production.

Noninterest Expense

Noninterest expense increased by $7.2 million, or 10.1%, to $78.6 million for the quarter ended March 31, 2020 from $71.4 million for the quarter ended March 31, 2019.  This increase resulted primarily from a $4.6 million, or 11.9%, increase in compensation and employee benefits due to both internal growth in compensation and staff as well as the addition of UCB in March of 2019. In addition, processing expenses increased by $708,000, or 6.8%, as we continue to invest in technology and infrastructure and refresh our loan origination platforms. Partially offsetting this increase was a decrease in federal deposit insurance premiums of $706,000 due to the usage of the remaining assessment credit received during the quarter as a result of the deposit insurance fund becoming fully funded.

Income Taxes

The provision for income taxes decreased by $5.7 million, or 84.8%, to $1.0 million for the quarter ended March 31, 2020 from $6.7 million for the quarter ended March 31, 2019. This decrease was primarily due to a decrease of $22.8 million, or 71.8%, in income before taxes. In addition, due to the expansion of net operating loss carryback capabilities as a result of the Coronavirus Aid, Relief and Economic Security (CARES) Act, a $764,000 benefit was recognized in order to increase the deferred tax asset associated with carrying back losses acquired through prior mergers to years with higher statutory income tax rates. We anticipate our effective tax rate to be between 21.0% and 23.0% for the year ending December 31, 2020.

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

	Quarter ended March 31,
	2020			2019
	Average balance	Interest	Avg. yield/ cost (g)	Average balance	Interest	Avg. yield/ cost (g)
Assets
Interest-earning assets:
Residential mortgage loans	$2,845,483	28,062	3.94%	$2,842,556	29,282	4.12%
Home equity loans	1,345,059	14,801	4.43%	1,265,974	16,048	5.14%
Consumer loans	1,123,336	12,160	4.35%	872,535	10,191	4.74%
Commercial real estate loans	2,747,419	31,437	4.53%	2,560,408	30,767	4.81%
Commercial loans	712,621	8,856	4.92%	615,090	8,967	5.83%
Loans receivable (a) (b) (d) (includes FTE adjustments of $343 and $320, respectively)	8,773,918	95,316	4.37%	8,156,563	95,255	4.74%
Mortgage-backed securities (c)	668,470	4,175	2.50%	604,463	3,965	2.62%
Investment securities (c) (d) (includes FTE adjustments of $48 and $49, respectively)	144,152	881	2.44%	227,312	1,167	2.05%
FHLB stock, at cost	15,931	262	6.61%	16,098	171	4.31%
Other interest-earning deposits	34,697	135	1.54%	14,136	100	2.83%
Total interest-earning assets (includes FTE adjustments of $391 and $369, respectively)	9,637,168	100,769	4.21%	9,018,572	100,658	4.53%
Noninterest earning assets (e)	960,303			868,843

Total assets	$10,597,471			$9,887,415

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$1,611,111	727	0.18%	$1,650,947	758	0.19%
Interest-bearing demand deposits	1,915,871	1,307	0.27%	1,452,963	1,162	0.32%
Money market deposit accounts	1,921,243	3,088	0.65%	1,693,626	2,579	0.62%
Time deposits	1,528,891	6,281	1.65%	1,432,679	5,646	1.60%
Borrowed funds (f)	240,118	709	1.19%	257,550	1,006	1.58%
Junior subordinated debentures	121,809	1,038	3.37%	114,727	1,156	4.03%
Total interest-bearing liabilities	7,339,043	13,150	0.72%	6,602,492	12,307	0.76%
Noninterest-bearing demand deposits (g)	1,640,180			1,785,158
Noninterest-bearing liabilities	268,139			223,480

Total liabilities	9,247,362			8,611,130

Shareholders’ equity	1,350,109			1,276,285

Total liabilities and shareholders’ equity	$10,597,471			$9,887,415

Net interest income/Interest rate spread		87,619	3.48%		88,351	3.77%

Net interest-earning assets/Net interest margin	$2,298,125		3.66%	$2,416,080		3.97%

Ratio of interest-earning assets to interest-bearing liabilities	1.31X			1.37X

(a)	Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.

(b)	Interest income includes accretion/amortization of deferred loan fees/expenses, which were not material.

(c)	Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.

(d)	Interest income on tax-free investment securities and tax-free loans are presented on a fully taxable equivalent ("FTE") basis.

(e)	Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.

(f)	Average balances include FHLB borrowings and collateralized borrowings.

(g)	Average cost of deposits were 0.53% and 0.51%, respectively.

(h)
Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 4.35% and 4.72%, respectively; investment securities — 2.31% and 1.97%, respectively; interest-earning assets — 4.19% and 4.51%, respectively. GAAP basis net interest rate spreads were 3.47% and 3.75%, respectively; and GAAP basis net interest margins were 3.64% and 3.96%, respectively.

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

	For the quarter ended March 31, 2020 vs. 2019
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$(7,441)	7,502	61
Mortgage-backed securities	(190)	400	210
Investment securities	222	(508)	(286)
FHLB stock, at cost	93	(2)	91
Other interest-earning deposits	(46)	81	35
Total interest-earning assets	(7,362)	7,473	111

Interest-bearing liabilities:
Savings deposits	(19)	(12)	(31)
Interest-bearing demand deposits	(181)	326	145
Money market deposit accounts	122	387	509
Time deposits	193	442	635
Borrowed funds	(254)	(42)	(296)
Junior subordinated debentures	(191)	73	(118)
Total interest-bearing liabilities	(330)	1,174	844

Net change in net interest income	$(7,032)	6,299	(733)

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at March 31, 2020 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from March 31, 2020 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/(decrease) in net interest income	0.5%	0.6%	0.6%	(3.8)%
Projected percentage increase/(decrease) in net income	1.6%	2.0%	2.3%	(10.6)%
Projected increase/(decrease) in return on average equity	1.6%	2.0%	2.3%	(10.2)%
Projected increase/(decrease) in earnings per share	$0.02	$0.02	$0.02	$(0.09)
Projected percentage decrease in market value of equity	(1.3)%	(4.0)%	(7.0)%	(7.1)%

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

Effective January 1, 2020, the Company adopted CECL. The Company designed new controls and modified existing controls as part of this adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. There were no other changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.    RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, millions of individuals have filed claims for unemployment, and stock markets have declined in value and in particular, bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the  COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;

•
if the economy is unable to substantially reopen and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•	our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

•
as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend,

•	our wealth management revenues may decline with continuing market turmoil;

•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

•	Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs;

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)      Not applicable.

b)       Not applicable.

c)    The following table discloses information regarding the repurchase of shares of common stock during the quarter ending March 31, 2020:

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	May 11, 2020	By:	/s/ Ronald J. Seiffert
Ronald J. Seiffert
Chairman, President and Chief Executive Officer
(Duly Authorized Officer)

Date:	May 11, 2020	By:	/s/ Jeffrey R. White
Jeffrey R. White
Controller
(Principal Accounting Officer)