Form 10-Q
period 2020-06-30
Northwest Bancshares, Inc.
filed 2020-08-07
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
 OR
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
Common Stock ($0.01 par value), 127,805,581 shares outstanding as of July 31, 2020.

NORTHWEST BANCSHARES, INC.

Item 1.  FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$837,227	60,846
Marketable securities available-for-sale (amortized cost of $1,176,258 and $815,495, respectively)	1,198,792	819,901
Marketable securities held-to-maturity (fair value of $17,245 and $18,223, respectively)	16,415	18,036
Total cash and cash equivalents and marketable securities	2,052,434	898,783

Loans held-for-sale	34,118	7,709
Loans held for investment	10,824,669	8,800,965
Allowance for credit losses	(140,586)	(57,941)
Loans receivable, net	10,718,201	8,750,733

Federal Home Loan Bank stock, at cost	25,542	14,740
Accrued interest receivable	40,510	25,755
Real estate owned, net	1,897	950
Premises and equipment, net	166,966	147,409
Bank-owned life insurance	251,897	189,091
Goodwill	386,044	346,103
Other intangible assets, net	23,381	23,076
Other assets	178,212	97,268
Total assets	$13,845,084	10,493,908

Liabilities and shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$2,686,487	1,609,653
Interest-bearing demand deposits	2,632,310	1,944,108
Money market deposit accounts	2,327,286	1,863,998
Savings deposits	1,993,761	1,604,838
Time deposits	1,823,097	1,569,410
Total deposits	11,462,941	8,592,007

Borrowed funds	440,079	246,336
Junior subordinated debentures	128,630	121,800
Advances by borrowers for taxes and insurance	58,559	44,556
Accrued interest payable	1,389	1,142
Other liabilities	222,637	134,782
Total liabilities	12,314,235	9,140,623

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 127,838,400 and 106,859,088 shares issued and outstanding, respectively	1,278	1,069
Additional paid-in capital	1,023,083	805,750
Retained earnings	530,928	583,407
Accumulated other comprehensive loss	(24,440)	(36,941)
Total shareholders’ equity	1,530,849	1,353,285
Total liabilities and shareholders’ equity	$13,845,084	10,493,908
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME/(LOSS) (Unaudited)
(in thousands, except share data)

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest income:
Loans receivable	$103,012	100,917	197,985	195,852
Mortgage-backed securities	4,038	4,280	8,213	8,245
Taxable investment securities	439	898	1,087	1,834
Tax-free investment securities	564	237	749	419
Federal Home Loan Bank stock dividends	309	316	571	487
Interest-earning deposits	185	159	320	259
Total interest income	108,547	106,807	208,925	207,096
Interest expense:
Deposits	9,336	12,484	20,739	22,629
Borrowed funds	1,133	1,720	2,880	3,882
Total interest expense	10,469	14,204	23,619	26,511
Net interest income	98,078	92,603	185,306	180,585
Provision for credit losses	51,750	4,667	79,387	11,134
Net interest income after provision for credit losses	46,328	87,936	105,919	169,451
Noninterest income:
Gain on sale of loans	—	—	1,302	—
Gain/(loss) on sale of investments	(8)	29	173	23
Service charges and fees	13,069	13,339	28,185	25,382
Trust and other financial services income	4,823	4,444	9,824	8,639
Insurance commission income	2,395	2,145	4,767	4,323
Gain/(loss) on real estate owned, net	(97)	91	(188)	88
Income from bank-owned life insurance	1,248	1,197	2,284	2,202
Mortgage banking income	12,022	188	13,216	404
Other operating income	2,044	1,930	3,909	3,964
Total noninterest income	35,496	23,363	63,472	45,025
Noninterest expense:
Compensation and employee benefits	40,049	42,008	82,795	80,196
Premises and occupancy costs	7,195	7,387	14,666	14,605
Office operations	3,711	3,708	7,093	6,839
Collections expense	644	939	1,118	1,247
Processing expenses	11,680	10,634	22,822	21,068
Marketing expenses	2,047	2,729	3,554	4,615
Federal deposit insurance premiums	1,618	681	1,618	1,387
Professional services	2,825	3,198	5,637	5,722
Amortization of intangible assets	1,760	1,760	3,411	3,207
Real estate owned expense	89	128	184	287
Restructuring/acquisition expense	9,679	1,105	12,137	3,031
Other expenses	7,866	3,235	12,739	6,732
Total noninterest expense	89,163	77,512	167,774	148,936
Income/(loss) before income taxes	(7,339)	33,787	1,617	65,540
Federal and state income taxes expense/(benefit)	(1,139)	7,404	(122)	14,113
Net income/(loss)	$(6,200)	26,383	1,739	51,427
Basic earnings/(loss) per share	$(0.05)	0.25	0.02	0.49
Diluted earnings/(loss) per share	$(0.05)	0.25	0.02	0.49
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited)
(in thousands)

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$(6,200)	26,383	1,739	51,427
Other comprehensive income net of tax:
Net unrealized holding gains on marketable securities:
Unrealized holding gains net of tax of $(1,902), $(2,243), $(5,179), and $(4,024), respectively	4,790	5,608	12,947	10,061
Reclassification adjustment for (gains)/losses included in net income, net of tax of $13, $1, $(1), and $1 respectively	(35)	(1)	2	(2)
Net unrealized holding gains on marketable securities	4,755	5,607	12,949	10,059

Change in fair value of interest rate swaps, net of tax of $47, $0, $209, and $0, respectively	(537)	—	(946)	—

Defined benefit plan:
Actuarial reclassification adjustments for prior period service costs and actuarial losses included in net income, net of tax of $(99), $(82), $(198), and $(164), respectively	249	209	498	418

Other comprehensive income	4,467	5,816	12,501	10,477

Total comprehensive income/(loss)	$(1,733)	32,199	14,240	61,904
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended June 30, 2020	Shares	Amount
Beginning balance at March 31, 2020	106,933,483	$1,069	808,250	561,380	(28,907)	1,341,792

Comprehensive income:
Net income/(loss)	—	—	—	(6,200)	—	(6,200)

Other comprehensive income, net of tax of $(1,992)	—	—	—	—	4,467	4,467

Total comprehensive income/(loss)	—	—	—	(6,200)	4,467	(1,733)

Acquisition of MutualBank	20,658,957	206	213,200	—	—	213,406

Stock-based compensation expense	282,691	3	1,528	—	—	1,531

Stock-based compensation forfeited	(36,731)	—	—	—	—	—

Other	—	—	105	—	—	105

Dividends paid ($0.19 per share)	—	—	—	(24,252)	—	(24,252)

Ending balance at June 30, 2020	127,838,400	$1,278	1,023,083	530,928	(24,440)	1,530,849

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended June 30, 2019	Shares	Amount
Beginning balance at March 31, 2019	106,220,030	$1,062	795,044	555,205	(35,035)	1,316,276

Comprehensive income:
Net income	—	—	—	26,383	—	26,383

Other comprehensive income, net of tax of $(2,327)	—	—	—	—	5,816	5,816

Total comprehensive income	—	—	—	26,383	5,816	32,199

Reclassification due to adoption of ASU No. 2016-02	—	—	—	344	—	344

Exercise of stock options	116,073	1	1,366	—	—	1,367

Stock-based compensation expense	281,100	3	2,532	—	—	2,535

Stock-based compensation forfeited	(2,596)	—	—	—	—	—

Dividends paid ($0.18 per share)	—	—	—	(19,133)	—	(19,133)

Ending balance at June 30, 2019	106,614,607	$1,066	798,942	562,799	(29,219)	1,333,588
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Six months ended June 30, 2020	Shares	Amount
Beginning balance at December 31, 2019	106,859,088	$1,069	805,750	583,407	(36,941)	1,353,285

Comprehensive income:
Net income	—	—	—	1,739	—	1,739

Other comprehensive income, net of tax of $(5,209)	—	—	—	—	12,501	12,501

Total comprehensive income	—	—	—	1,739	12,501	14,240

Acquisition of MutualFirst Financial, Inc.	20,658,957	206	213,200	—	—	213,406

Reclassification due to adoption of ASU No. 2016-13	—	—	—	(9,649)	—	(9,649)

Exercise of stock options	87,305	1	1,005	—	—	1,006

Stock-based compensation expense	282,691	3	3,023	—	—	3,026

Stock-based compensation forfeited	(49,641)	(1)	—	—	—	(1)

Other	—	—	105	—	—	105

Dividends paid ($0.38 per share)	—	—	—	(44,569)	—	(44,569)

Ending balance at June 30, 2020	127,838,400	$1,278	1,023,083	530,928	(24,440)	1,530,849

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Six months ended June 30, 2019	Shares	Amount
Beginning balance at December 31, 2018	103,354,030	$1,034	745,926	550,374	(39,696)	1,257,638

Comprehensive income:
Net income	—	—	—	51,427	—	51,427

Other comprehensive income, net of tax of $(4,190)	—	—	—	—	10,477	10,477

Total comprehensive income	—	—	—	51,427	10,477	61,904

Acquisition of Union Community Bank ("UCB")	2,462,373	24	43,264	—	—	43,288

Reclassification due to adoption of ASU No. 2016-02	—	—	—	(1,226)	—	(1,226)

Exercise of stock options	547,855	5	6,020	—	—	6,025

Stock-based compensation expense	281,100	3	3,732	—	—	3,735

Stock-based compensation forfeited	(30,751)	—	—	—	—	—

Dividends paid ($0.36 per share)	—	—	—	(37,776)	—	(37,776)

Ending balance at June 30, 2019	106,614,607	$1,066	798,942	562,799	(29,219)	1,333,588
See accompanying notes to unaudited consolidated financial statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six months ended June 30,
	2020	2019
Operating activities:
Net income	$1,739	51,427
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	79,387	11,134
Net (gain)/loss on sale of assets	(164)	1,425
Mortgage banking activity	(6,076)	—
Net depreciation and amortization	4,046	1,404
Increase in other assets	(46,883)	(58,103)
Increase in other liabilities	73,401	68,915
Net amortization on marketable securities	977	441
Noncash compensation expense related to stock benefit plans	3,026	3,735
Noncash write-down of real estate owned	220	337
Deferred income tax (benefit)/expense	(3,470)	253
Origination of loans held-for-sale	(183,040)	—
Proceeds from sale of loans held-for-sale	164,202	—
Net cash provided by operating activities	87,365	80,968

Investing activities:
Purchase of marketable securities available-for-sale	(404,310)	(76,022)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	1,615	2,343
Proceeds from maturities and principal reductions of marketable securities available-for-sale	169,602	82,584
Proceeds from sale of marketable securities available-for-sale	—	32,389
Proceeds from bank-owned life insurance	—	2,207
Loan originations	(2,466,315)	(1,643,950)
Proceeds from loan maturities and principal reductions	1,896,118	1,359,064
Proceeds from sale of loans held for investment	50,791	—
Net proceeds of Federal Home Loan Bank stock	2,313	1,122
Proceeds from sale of real estate owned	594	2,480
Proceeds from sale of real estate owned for investment, net	303	304
Purchase of premises and equipment	(7,815)	(6,518)
Acquisitions, net of cash received	261,712	(25,833)
Net cash used in investing activities	(495,392)	(269,830)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
(in thousands)

	Six months ended June 30,
	2020	2019
Financing activities:
Net increase in deposits	$1,253,895	310,335
Repayments of long-term borrowings	(31,200)	—
Net decrease in short-term borrowings	(6,738)	(62,712)
Increase in advances by borrowers for taxes and insurance	12,014	11,189
Cash dividends paid on common stock	(44,569)	(37,776)
Proceeds from stock options exercised	1,006	6,025
Net cash provided by financing activities	1,184,408	227,061
Net increase in cash and cash equivalents	$776,381	38,199

Cash and cash equivalents at beginning of period	$60,846	68,789
Net increase in cash and cash equivalents	776,381	38,199
Cash and cash equivalents at end of period	$837,227	106,988

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $19,039 and $20,913, respectively)	$23,373	26,048
Income taxes	$2,306	10,772

Business acquisitions:
Fair value of assets acquired	$2,085,970	580,407
Northwest Bancshares, Inc. common stock issued	(213,406)	(43,288)
Net cash paid	—	(42,500)
Liabilities assumed	$1,872,564	494,619

Non-cash activities:
Loan foreclosures and repossessions	$2,240	3,338
Sale of real estate owned financed by the Company	—	44
See accompanying notes to unaudited Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company” or “NWBI”), a Maryland corporation headquartered in Warren, Pennsylvania, is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Bank, a Pennsylvania-chartered savings bank (“Northwest”).  Northwest is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Pennsylvania Department of Banking. Northwest operates 213 community-banking offices throughout Pennsylvania, Western New York, Eastern Ohio, and Indiana.

The accompanying unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Capital Group, Inc., Allegheny Services, Inc., Great Northwest Corporation, The Bert Company (doing business as Northwest Insurance Services) and MutualFirst Investment Company, Inc. The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information or footnotes required for complete annual financial statements.  In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included.  The consolidated financial statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 updated, as required, for any new pronouncements or changes.

        Certain items previously reported have been reclassified to conform to the current year's reporting format.

        The results of operations for the quarter ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other period.

Stock-Based Compensation

        On May 20, 2020, the Company awarded employees 556,476 stock options and directors 57,600 stock options with an exercise price of $9.71 and grant date fair value of $0.13 per stock option, and the Company awarded employees 261,091 restricted common shares and directors 21,600 restricted common shares with a grant date fair value of $9.71. Awarded stock options and common shares vest over a seven-year period with the first vesting occurring on the grant date. Stock-based compensation expense of $1.5 million and $2.5 million for the quarters ended June 30, 2020 and 2019, and $3.0 million and $3.7 million for the six months ended June 30, 2020 and 2019, respectively, was recognized in compensation expense relating to our stock benefit plans. At June 30, 2020, there was compensation expense of $2.7 million to be recognized for awarded but unvested stock options and $13.2 million for unvested restricted common shares.

 Income Taxes-Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  At June 30, 2020, we had no liability for unrecognized tax benefits.

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

Investment Securities

We classify marketable securities at the time of purchase as held-to-maturity, available-for-sale, or trading. Securities for which management has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts on a level yield basis (amortized cost).  If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/ liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income/(loss), a separate component of shareholders’ equity, net of tax. Securities classified as available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with changes in fair value included in earnings. The cost of securities sold is determined on a specific identification basis. We held no securities classified as trading at or during the quarter ended June 30, 2020.

On a quarterly basis, we measure expected credit losses on held-to-maturity debt securities on a collective basis by major security type and all of our held-to-maturity debt securities are residential mortgage-backed securities. Accrued interest receivable on held-to-maturity debt securities totaled $1.5 million and $1.5 million at June 30, 2020 and December 31, 2019, respectively, and is excluded from estimated credit losses. All of our residential mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

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

Accrued interest receivable on available-for-sale debt securities totaled $1.8 million and $900,000 at June 30, 2020 and December 31, 2019, respectively, and is excluded from the estimate of credit losses.

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

•Personal Banking loans consist of the following classes of financing receivables:
◦Residential mortgage loans - fixed and adjustable rate mortgage loans
◦Home equity loans - first and second mortgage loans and home equity lines of credit
◦Vehicle loans - direct and indirect automobile and motorcycle loans
◦Consumer loans - unsecured lines of credit, credit card loans, and other consumer loans
•Business Banking loans consist of the following classes of financing receivables:
◦Commercial real estate - multi-family commercial real estate loans are secured by multi-family residences, such as rental properties and loans secured by nonresidential properties such as hotels, commercial offices, medical buildings, manufacturing facilities and retail establishments, excluding owner-occupied loans, and including small business commercial real estate loans.
◦Commercial real estate - owner-occupied loans - commercial real estate loans secured by residential or nonresidential properties
◦Commercial loans - other commercial loans, including small business commercial loans.

Loans are reported at amortized cost. Amortized cost is the principal balance outstanding, net of any deferred purchased premiums and discounts, deferred origination fees or costs and the allowance for credit losses. Accrued interest receivable totaled $36.9 million and $23.3 million at June 30, 2020 and December 31, 2019, respectively, and was reported in accrued interest receivable on the Consolidated Statements of Financial Position. Accrued interest receivable is excluded from the amortized cost basis of loans and from the estimate of allowance for credit losses. Interest income on loans is credited to income as earned. Interest earned on loans for which no payments were received during the month is accrued at month end.

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

We identify certain residential mortgage loans which will be sold prior to maturity as loans held-for-sale. These loans are recorded at fair value. At June 30, 2020 and 2019, there were $34.1 million and no residential mortgage loans classified as held-for-sale, respectively.

Acquired loans that are not considered PCD are initially measured at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

Acquired loans may be classified as PCD loans upon acquisition if they have experienced more than insignificant credit deterioration since origination. Loans are considered to have experienced more than insignificant credit deterioration if they are greater than 30 days past due, classified special mention or worse or on non-accrual status. An allowance for credit losses on day 1 is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The allowance is recognized on day 1 by adding it to the fair value of the loan, which is the “Day 1 amortized cost”. There is no credit loss expense recognized on PCD loans because the initial allowance is established by grossing-up the amortized cost of the PCD loan. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense.

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

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. For the purpose of calculating portfolio-level reserves, we have grouped our loans into seven segments: residential mortgage loans, home equity loans, vehicle loans, consumer loans, commercial real estate loans, commercial real estate owner-occupied and commercial loans. The allowance for credit losses is measured at the loan-level wherever possible, but it is sometimes measured at the portfolio level when there is no added benefit to being measured at the loan-level. We use a twelve month forecasting period and revert to historical average loss rates thereafter. Reversion to the mean takes place over a twelve month period. Historical average loss rates are calculated using historical data beginning in October 2009 through the current period.

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

The allowance calculation is also supplemented with qualitative reserves that takes into consideration the current portfolio and specific risk characteristics, such as changes in underwriting standards, portfolio mix, delinquency level, or term, as well as changes in environmental conditions, among other factors, that have occurred but are not yet reflected in the quantitative model component.

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

(2) Acquisition

        On April 24, 2020, the Company completed the merger with MutualFirst Financial, Inc., the holding company for MutualBank (collectively referred to as "MutualBank"), for total consideration of $213.4 million. The transaction has expanded Northwest’s franchise by 36 offices in Indiana. The result of MutualBank's operations are included in the Consolidated Statements of Income from the date of acquisition.

        Under the terms of the merger agreement, each share of MutualBank's common stock was converted into 2.4 shares of the Company's common stock, or a total of 20,658,957 shares of common stock of the Company, valued at $213.4 million, based on the $10.33 per share closing price of the Company's stock on April 24, 2020 with cash in lieu of fractional shares paid at a rate of $10.71 per whole share of Northwest Bancshares, Inc. common stock.
        The following table shows the assets acquired and the liabilities assumed that were recorded at fair value on the date of acquisition (in thousands):

Consideration paid:
Northwest Bancshares, Inc. common stock issued	$213,406
Total consideration paid	213,406
Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value (1)
Cash and cash equivalents	$261,712
Investment securities available-for-sale	126,854
Loans, net	1,508,141
Federal Home Loan Bank stock	13,115
Premises and equipment	19,094
Core deposit intangible	3,717
Other assets	113,396
Deposits	(1,617,039)
Borrowings	(232,200)
Junior subordinated debentures	(6,804)
Other liabilities	(16,521)
Total identifiable net assets	$173,465

Goodwill	$39,941
(1) Amounts are estimates and subject to adjustment. Actual amounts are not expected to differ materially from the amounts shown.

        We estimated the fair value of loans acquired from MutualBank by utilizing a methodology wherein similar loans were aggregated into pools. Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on a market rate for similar loans. There was no carryover of MutualBank’s allowance for credit losses associated with the loans we acquired as the loans were initially recorded at fair value. The fair value of loans acquired was $1.508 billion, net of a $14.7 million discount.

        The core deposit intangible asset recognized as part of the MutualBank merger is being amortized over its estimated useful life of seven years utilizing an accelerated method. The goodwill, which is not amortized for book purposes, was assigned to our Community Banking segment and is not deductible for tax purposes. The fair values of savings and transaction deposit accounts acquired from MutualBank were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit were valued by projecting out the expected cash flows based on the contractual terms of the certificates of deposit. These cash flows were discounted based on a market rate for a certificate of deposit with a corresponding maturity.

        Direct costs related to the MutualBank merger were expensed as incurred and were $12.1 million during the six months ended June 30, 2020, which included technology and communications costs, professional services, marketing and advertising, and other noninterest expenses.

(3) Marketable Securities

The following table shows the portfolio of marketable securities available-for-sale at June 30, 2020 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S government and agencies:
Due after ten years	$10,000	112	—	10,112

Debt issued by government sponsored enterprises:
Due in less than one year	35,751	228	—	35,979
Due in one year through five years	25,225	292	—	25,517
Due in five years through ten years	13,302	134	(93)	13,343

Municipal securities:
Due in less than one year	3,634	5	—	3,639
Due in one year through five years	4,005	95	(3)	4,097
Due in five years through ten years	8,489	228	—	8,717
Due after ten years	96,640	2,785	(7)	99,418

Residential mortgage-backed securities:
Fixed rate pass-through	324,026	5,782	(230)	329,578
Variable rate pass-through	17,190	585	(14)	17,761
Fixed rate agency CMOs	586,290	13,320	(788)	598,822
Variable rate agency CMOs	51,706	165	(62)	51,809
Total residential mortgage-backed securities	979,212	19,852	(1,094)	997,970
Total marketable securities available-for-sale	$1,176,258	23,731	(1,197)	1,198,792

The following table shows the portfolio of marketable securities available-for-sale at December 31, 2019 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in less than one year	$14,951	40	—	14,991

Debt issued by government sponsored enterprises:
Due in less than one year	50,777	345	—	51,122
Due in one year through five years	50,229	—	(227)	50,002
Due after ten years	3,716	53	(109)	3,660

Municipal securities:
Due in less than one year	809	4	—	813
Due in one year through five years	2,891	79	—	2,970
Due in five years through ten years	10,155	148	—	10,303
Due after ten years	11,695	267	—	11,962

Corporate debt issues:
Due in five years through ten years	919	—	—	919

Residential mortgage-backed securities:
Fixed rate pass-through	142,421	1,941	(881)	143,481
Variable rate pass-through	18,933	749	(4)	19,678
Fixed rate agency CMOs	452,256	3,518	(1,606)	454,168
Variable rate agency CMOs	55,743	207	(118)	55,832
Total residential mortgage-backed securities	669,353	6,415	(2,609)	673,159
Total marketable securities available-for-sale	$815,495	7,351	(2,945)	819,901

The following table shows the portfolio of marketable securities held-to-maturity at June 30, 2020 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Residential mortgage-backed securities:
Fixed rate pass-through	$1,969	126	—	2,095
Variable rate pass-through	1,058	38	—	1,096
Fixed rate agency CMOs	12,784	658	—	13,442
Variable rate agency CMOs	604	8	—	612
Total residential mortgage-backed securities	16,415	830	—	17,245
Total marketable securities held-to-maturity	$16,415	830	—	17,245

The following table shows the portfolio of marketable securities held-to-maturity at December 31, 2019 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Residential mortgage-backed securities:
Fixed rate pass-through	$2,197	83	—	2,280
Variable rate pass-through	1,210	28	—	1,238
Fixed rate agency CMOs	14,016	68	—	14,084
Variable rate agency CMOs	613	8	—	621
Total residential mortgage-backed securities	18,036	187	—	18,223
Total marketable securities held-to-maturity	$18,036	187	—	18,223

The following table shows the contractual maturity of our marketable securities held-to-maturity at June 30, 2020 (in thousands):

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due in one year through five years	10	10
Due after five years through ten years	1,390	1,465
Due after ten years	15,015	15,770
Total residential mortgage-backed securities	16,415	17,245
Total marketable securities held-to-maturity	$16,415	17,245

The following table shows the fair value of and gross unrealized losses on available-for-sale marketable securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2020 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$—	—	2,221	(93)	2,221	(93)
Municipal securities	555	(10)	—	—	555	(10)
Residential mortgage-backed securities - agency	180,715	(1,043)	6,722	(51)	187,437	(1,094)
Total temporarily impaired securities	$181,270	(1,053)	8,943	(144)	190,213	(1,197)

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

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of June 30, 2020, which comprised of 111 individual securities, represents a credit loss impairment. All of these securities were issued by U.S. government agencies or U.S. government-sponsored agencies. There securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. The Company does not have the intent to sell these investment securities and it is likely that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company's held-to-maturity debt securities are issued by by U.S. government agencies or U.S. government-sponsored agencies. There securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Additionally, all held-to-maturity debt securities were in an unrealized gain position as of June 30, 2020. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2020.

The following table presents the credit quality of our held-to-maturity securities, based on latest information available as of June 30, 2020. The credit ratings are sourced from nationally recognized rating agencies, which include Moody's and S&P, or when credit ratings cannot be sourced from the agencies, they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of June 30, 2020.

	AA+	Total
Held-to-maturity securities:
Residential mortgage-backed securities	$16,415	16,415
Total marketable securities held-to-maturity	$16,415	16,415

(4) Loans Receivable

        The following table shows a summary of our loans receivable at amortized cost basis at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020			December 31, 2019
	Originated	Acquired	Total	Originated	Acquired	Total
Personal Banking:
Residential mortgage loans (1)	$2,840,430	382,325	3,222,755	2,785,189	82,938	2,868,127
Home equity loans	1,153,969	296,401	1,450,370	1,099,514	243,404	1,342,918
Vehicle loans	940,493	190,836	1,131,329	850,804	10,388	861,192
Consumer loans	266,557	120,233	386,790	238,343	25,597	263,940
Total Personal Banking	5,201,449	989,795	6,191,244	4,973,850	362,327	5,336,177

Commercial Banking:
Commercial real estate loans	2,011,069	683,734	2,694,803	1,915,949	312,160	2,228,109
Commercial real estate loans - owner occupied	411,536	202,485	614,021	433,099	93,182	526,281
Commercial loans	1,140,714	218,005	1,358,719	664,159	53,948	718,107
Total Commercial Banking	3,563,319	1,104,224	4,667,543	3,013,207	459,290	3,472,497
Total loans receivable, gross	8,764,768	2,094,019	10,858,787	7,987,057	821,617	8,808,674

Allowance for credit losses	(106,063)	(34,523)	(140,586)	(51,439)	(6,502)	(57,941)
Total loans receivable, net (2)	$8,658,705	2,059,496	10,718,201	7,935,618	815,115	8,750,733
(1) Includes $34.1 million and $7.7 million of loans held-for-sale at June 30, 2020 and December 31, 2019, respectively.
(2) Includes $30.9 million and $40.2 million of net unearned income, unamortized premiums and discounts and deferred fees and costs at June 30, 2020 and December 31, 2019, respectively.

        The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended June 30, 2020 and includes the cumulative effect of adopting ASU 2016-13 (in thousands):

	Balance as of June 30, 2020	Current period provision	Charge-offs	Recoveries	Initial ACL on loans purchased with credit deterioration	Balance as of March 31, 2020
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$11,708	(30)	(38)	8	1,095	10,673
Home equity loans	9,363	(542)	(173)	76	216	9,786
Vehicle loans	13,835	2,949	(1,763)	420	235	11,994
Consumer loans	2,506	(1,789)	(1,428)	400	157	5,166
Total Personal Banking	37,412	588	(3,402)	904	1,703	37,619

Commercial Banking:
Commercial real estate loans	72,833	37,969	(690)	454	5,720	29,380
Commercial real estate loans - owner occupied	14,827	5,482	—	8	963	8,374
Commercial loans	15,514	7,711	(10,349)	169	459	17,524
Total Commercial Banking	103,174	51,162	(11,039)	631	7,142	55,278
Total	$140,586	51,750	(14,441)	1,535	8,845	92,897

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Home equity loans	$38	4	—	—	—	34
Total Personal Banking	38	4	—	—	—	34

Commercial Banking:
Commercial real estate loans	5,135	1,841	—	—	—	3,294
Commercial real estate loans - owner occupied	626	531	—	—	—	95
Commercial loans	4,384	3,103	—	—	—	1,281
Total Commercial Banking	10,145	5,475	—	—	—	4,670
Total off-balance sheet exposure	$10,183	5,479	—	—	—	4,704
.

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended June 30, 2019, prior to the adoption of ASU 2016-13 (in thousands):

	Balance as of June 30, 2019	Current period provision	Charge-offs	Recoveries	Balance as of March 31, 2019
Originated loans
Personal Banking:
Residential mortgage loans	$3,909	185	(390)	109	4,005
Home equity loans	2,990	153	(249)	24	3,062
Consumer loans	10,766	1,137	(2,530)	624	11,535
Total Personal Banking	17,665	1,475	(3,169)	757	18,602

Commercial Banking:
Commercial real estate loans	20,962	(508)	(4,147)	147	25,470
Commercial loans	9,802	2,937	(874)	100	7,639
Total Commercial Banking	30,764	2,429	(5,021)	247	33,109
Total originated loans	48,429	3,904	(8,190)	1,004	51,711

Acquired loans
Personal Banking:
Residential mortgage loans	104	—	(7)	19	92
Home equity loans	344	(16)	(140)	101	399
Consumer loans	511	32	(36)	61	454
Total Personal Banking	959	16	(183)	181	945

Commercial Banking:
Commercial real estate loans	2,571	23	(220)	301	2,467
Commercial loans	1,148	724	(213)	39	598
Total Commercial Banking	3,719	747	(433)	340	3,065
Total acquired loans	4,678	763	(616)	521	4,010

Total	$53,107	4,667	(8,806)	1,525	55,721

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2020 and includes the cumulative effect of adopting ASU 2016-13 (in thousands):

	Balance as of June 30, 2020	Current period provision	Charge-offs	Recoveries	Initial ACL on loans purchased with credit deterioration	Cumulative effect of ASU 2016-13*	Balance as of December 31, 2019
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$11,708	864	(381)	115	1,095	7,441	2,574
Home equity loans	9,363	353	(462)	281	216	5,786	3,189
Vehicle loans	13,835	8,308	(3,606)	764	235	842	7,292
Consumer loans	2,506	1,729	(3,073)	816	157	(2,424)	5,301
Total Personal Banking	37,412	11,254	(7,522)	1,976	1,703	11,645	18,356

Commercial Banking:
Commercial real estate loans	72,833	49,238	(1,000)	744	5,720	2,288	15,843
Commercial real estate loans - owner occupied	14,827	6,847	(21)	15	963	1,278	5,745
Commercial loans	15,514	12,048	(11,164)	593	459	(4,419)	17,997
Total Commercial Banking	103,174	68,133	(12,185)	1,352	7,142	(853)	39,585
Total	$140,586	79,387	(19,707)	3,328	8,845	10,792	57,941

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Home equity loans	$38	8	—	—	—	(293)	323
Consumer loans	—	—	—	—	—	(402)	402
Total Personal Banking	38	8	—	—	—	(695)	725

Commercial Banking:
Commercial real estate loans	5,135	3,124	—	—	—	1,934	77
Commercial real estate loans - owner occupied	626	535	—	—	—	88	3
Commercial loans	4,384	3,292	—	—	—	923	169
Total Commercial Banking	10,145	6,951	—	—	—	2,945	249
Total off-balance sheet exposure	$10,183	6,959	—	—	—	2,250	974
* Includes the impact of the initial allowance on PCD loans of $517,000.

During the six months ended June 30, 2020, we sold $50 million of loans that were classified as held-for-investment, for a gain of $1.3 million which is reported in gain on sale of loans on the Consolidated Statements of Income. No loans were sold during the three months ended June 30, 2020.

        The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2019, prior to the adoption of ASU 2016-13 (in thousands):

	Balance as of June 30, 2019	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2018
Originated loans
Personal Banking:
Residential mortgage loans	$3,909	372	(739)	222	4,054
Home equity loans	2,990	117	(360)	49	3,184
Consumer loans	10,766	3,958	(5,517)	1,245	11,080
Total Personal Banking	17,665	4,447	(6,616)	1,516	18,318

Commercial Banking:
Commercial real estate loans	20,962	(972)	(4,716)	271	26,379
Commercial loans	9,802	3,811	(1,331)	268	7,054
Total Commercial Banking	30,764	2,839	(6,047)	539	33,433
Total originated loans	48,429	7,286	(12,663)	2,055	51,751

Acquired loans
Personal Banking:
Residential mortgage loans	104	8	(15)	28	83
Home equity loans	344	28	(182)	150	348
Consumer loans	511	68	(70)	94	419
Total Personal Banking	959	104	(267)	272	850

Commercial Banking:
Commercial real estate loans	2,571	278	(255)	552	1,996
Commercial loans	1,148	3,466	(3,026)	91	617
Total Commercial Banking	3,719	3,744	(3,281)	643	2,613
Total acquired loans	4,678	3,848	(3,548)	915	3,463

Total	$53,107	11,134	(16,211)	2,970	55,214

        The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at June 30, 2020 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans (1)	Loans 90 days past due and accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$3,222,755	11,708	16,856	28	8,411	980	—
Home equity loans	1,450,370	9,363	8,748	48	2,121	612	26
Vehicle loans	1,131,329	13,835	6,134	—	—	—	—
Consumer loans	386,790	2,506	1,977	1	1	—	—
Total Personal Banking	6,191,244	37,412	33,715	77	10,533	1,592	26

Commercial Banking:
Commercial real estate loans	2,694,803	72,833	43,884	—	12,763	1,141	71
Commercial real estate loans - owner occupied	614,021	14,827	19,057	—	6,650	603	285
Commercial loans	1,358,719	15,514	18,854	—	5,504	308	228
Total Commercial Banking	4,667,543	103,174	81,795	—	24,917	2,052	584

Total	$10,858,787	140,586	115,510	77	35,450	3,644	610
(1)Includes $17.6 million of nonaccrual TDRs.

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
(1)Includes $9.0 million of nonaccrual TDRs.

Following the adoption of CECL as of January 1, 2020, the definitions of impairment and related impaired loan disclosures were removed. Under CECL, we present the amortized cost of our loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the quarter ended June 30, 2020 (in thousands):

	Nonaccrual loans at January 1, 2020	Nonaccrual loans at June 30, 2020 with an allowance	Nonaccrual loans with no allowance	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$14,476	16,856	—	28
Home equity loans	6,745	8,748	—	48
Vehicle loans	3,147	6,059	75	—
Consumer loans	1,079	1,957	20	1
Total Personal Banking	25,447	33,620	95	77

Commercial Banking:
Commercial real estate loans	18,832	31,061	12,823	—
Commercial real estate loans - owner occupied	16,032	14,359	4,698	—
Commercial loans	8,559	14,266	4,588	—
Total Commercial Banking	43,423	59,686	22,109	—

Total	$68,870	93,306	22,204	77

During the three and six months ended June 30, 2020, we recognized $171,000 and $388,000 of interest income on nonaccrual loans.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2020 (in thousands):

	Real estate	Equipment	Other	Total
Personal Banking:
Residential mortgage loans	$589	—	—	589
Home equity loans	99	—	—	99
Vehicle loans	—	—	—	—
Total Personal Banking	688	—	—	688

Commercial Banking:
Commercial real estate loans	25,801	—	1,092	26,893
Commercial real estate loans - owner occupied	8,204	—	997	9,201
Commercial loans	5,326	2,983	4,290	12,599
Total Commercial Banking	39,331	2,983	6,379	48,693

Total	$40,019	2,983	6,379	49,381

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

The following table provides a roll forward of troubled debt restructurings for the periods indicated (dollars in thousands):

	For the quarter ended June 30,
	2020		2019
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	171	$33,352	195	$32,812
New TDRs	1	67	2	306
Re-modified TDRs	2	3,436	—	—
Net paydowns	—	(1,194)	—	—
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	—	—	—	—
Vehicle loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Commercial real estate loans - owner occupied	—	—	—	—
Commercial loans	—	—	—	—
Paid-off loans:
Residential mortgage loans	—	—	4	(180)
Home equity loans	2	(3)	4	(75)
Vehicle loans	—	—	—	—
Commercial real estate loans	—	—	6	(1,594)
Commercial real estate loans - owner occupied	1	(25)	—	—
Commercial loans	2	(183)	—	—
Ending TDR balance:	167	$35,450	183	$31,269
Accruing TDRs		$17,888		$17,894
Non-accrual TDRs		17,562		13,375

	For the six months ended June 30,
	2020		2019
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	176	$31,999	195	$33,608
New TDRs	3	84	2	306
Re-modified TDRs	3	5,487	—	—
Net paydowns	—	(1,509)	—	(786)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	1	(10)	—	—
Vehicle loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Commercial real estate loans - owner occupied	—	—	—	—
Commercial loans	—	—	—	—
Paid-off loans:
Residential mortgage loans	2	(330)	4	(180)
Home equity loans	2	(3)	4	(75)
Vehicle loans	—	—	—	—
Commercial real estate loans	1	(26)	6	(1,604)
Commercial real estate loans - owner occupied	1	(25)	—	—
Commercial loans	5	(217)	—	—
Ending TDR balance:	167	$35,450	183	$31,269
Accruing TDRs		$17,888		$17,894
Non-accrual TDRs		17,562		13,375

        The following tables provide information related to TDRs (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (in thousands):

	For the quarter ended June 30, 2020				For the six months ended June 30, 2020
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Personal Banking:
Residential mortgage loans	—	$—	—	—	—	$—	—	—
Home equity loans	1	67	67	12	2	86	84	15
Vehicle loans	—	—	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	1	67	67	12	2	86	84	15

Commercial Banking:
Commercial real estate loans	1	454	454	58	1	454	454	58
Commercial real estate loans - owner occupied	—	—	—	—	2	2,077	2,051	131
Commercial loans	1	2,500	2,982	—	1	2,500	2,982	—
Total Commercial Banking	2	2,954	3,436	58	4	5,031	5,487	189

Total	3	$3,021	3,503	70	6	$5,117	5,571	204

	For the quarter ended June 30, 2019				For the six months ended June 30, 2019
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Personal Banking:
Residential mortgage loans	—	$—	—	—	—	$—	—	—
Home equity loans	—	—	—	—	—	—	—	—
Vehicle loans	—	—	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—	—	—

Commercial Banking:
Commercial real estate loans	1	300	297	32	1	300	297	32
Commercial real estate loans - owner occupied	—	—	—	—	—	—	—	—
Commercial loans	1	10	9	1	1	10	9	1
Total Commercial Banking	2	310	306	33	2	310	306	33

Total	2	$310	306	33	2	$310	306	33

The following table provides information as of June 30, 2020 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended June 30, 2020 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	1	67	—	—	—	67
Vehicle loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	1	67	—	—	—	67

Commercial Banking:
Commercial real estate loans	1	—	454	—	—	454
Commercial real estate loans - owner occupied	—	—	—	—	—	—
Commercial loans	1	—	—	—	2,982	2,982
Total Commercial Banking	2	—	454	—	2,982	3,436

Total	3	$67	454	—	2,982	3,503

The following table provides information as of June 30, 2019 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended June 30, 2019 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Vehicle loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Commercial Banking:
Commercial real estate loans	1	—	297	—	—	297
Commercial real estate loans - owner occupied	—	—	—	—	—	—
Commercial loans	1	—	—	9	—	9
Total Commercial Banking	2	—	297	9	—	306

Total	2	$—	297	9	—	306

The following table provides information as of June 30, 2020 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the six months ended June 30, 2020 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	2	67	—	17	—	84
Vehicle loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	2	67	—	17	—	84

Commercial Banking:
Commercial real estate loans	1	—	454	—	—	454
Commercial real estate loans - owner occupied	2	—	—	2,051	—	2,051
Commercial loans	1	—	—	—	2,982	2,982
Total Commercial Banking	4	—	454	2,051	2,982	5,487

Total	6	$67	454	2,068	2,982	5,571

The following table provides information as of June 30, 2019 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the six months ended June 30, 2019 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Vehicle loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Commercial Banking:
Commercial real estate loans	1	—	297	—	—	297
Commercial real estate loans - owner occupied	—	—	—	—	—	—
Commercial loans	1	—	—	9	—	9
Total Commercial Banking	2	—	297	9	—	306

Total	2	$—	297	9	—	306

No TDR's modified within the previous 12 months of June 30, 2019 or June 30, 2020 subsequently defaulted.

The following table provides information related to the amortized cost basis of loan payment delinquencies at June 30, 2020 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$629	5,364	15,369	21,362	3,201,393	3,222,755	28
Home equity loans	4,569	2,326	7,060	13,955	1,436,415	1,450,370	48
Vehicle loans	5,883	2,405	5,002	13,290	1,118,039	1,131,329	—
Consumer loans	1,316	511	1,894	3,721	383,069	386,790	1
Total Personal Banking	12,397	10,606	29,325	52,328	6,138,916	6,191,244	77

Commercial Banking:
Commercial real estate loans	8,503	3,878	20,240	32,621	2,662,182	2,694,803	—
Commercial real estate loans - owner occupied	5,674	35	9,489	15,198	598,823	614,021	—
Commercial loans	1,242	1,151	11,535	13,928	1,344,791	1,358,719	—
Total Commercial Banking	15,419	5,064	41,264	61,747	4,605,796	4,667,543	—
Total loans	$27,816	15,670	70,589	114,075	10,744,712	10,858,787	77

The following table provides information related to loan payment delinquencies at December 31, 2019 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing (1)
Originated loans
Personal Banking:
Residential mortgage loans	$20,447	5,572	11,080	37,099	2,748,090	2,785,189	—
Home equity loans	5,119	2,096	4,573	11,788	1,088,136	1,100,023	—
Consumer loans	8,969	3,198	3,467	15,634	1,073,103	1,088,638	—
Total Personal Banking	34,535	10,866	19,120	64,521	4,909,329	4,973,850	—

Commercial Banking:
Commercial real estate loans	5,598	1,387	17,959	24,944	2,324,104	2,349,048	—
Commercial loans	987	6,360	4,296	11,643	652,516	664,159	—
Total Commercial Banking	6,585	7,747	22,255	36,587	2,976,620	3,013,207	—
Total originated loans	41,120	18,613	41,375	101,108	7,885,949	7,987,057	—

Acquired loans
Personal Banking:
Residential mortgage loans	2,849	121	1,695	4,665	78,273	82,938	93
Home equity loans	1,350	309	1,115	2,774	240,630	243,404	53
Consumer loans	239	104	144	487	35,498	35,985	1
Total Personal Banking	4,438	534	2,954	7,926	354,401	362,327	147

Commercial Banking:
Commercial real estate loans	2,323	303	7,055	9,681	395,661	405,342	—
Commercial loans	200	43	443	686	53,262	53,948	—
Total Commercial Banking	2,523	346	7,498	10,367	448,923	459,290	—
Total acquired loans	6,961	880	10,452	18,293	803,324	821,617	147

Total	$48,081	19,493	51,827	119,401	8,689,273	8,808,674	147
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

Pass — Loans classified as pass are homogeneous loans that are less than 90 days past due from the required payment date at month-end.

Substandard — Loans classified as substandard are homogeneous loans that are greater than 90 days past due from the required payment date at month-end, loans classified as TDRs, PCD loans, or homogenous retail loans that are greater than 180 days past due from the requirement payment date at month-end that has been written down to the value of underlying collateral, less costs to sell.

Doubtful — Loans classified as doubtful are homogeneous loans that are greater than 180 days past due from the required payment date at month-end and not written down to the value of underlying collateral. These loans are generally charged-off in the month in which the 180 day period elapses.

         Based on the most recent analysis performed, the amortized cost basis by risk category of loans by class of loans by origination year is as follows as of June 30, 2020 (in thousands):

	Year to date June 30, 2020	2019	2018	2017	2016	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$389,927	496,649	290,797	303,853	251,934	1,463,144	—	—	3,196,304
Substandard	—	—	500	1,144	569	24,238	—	—	26,451
Total residential mortgage loans	389,927	496,649	291,297	304,997	252,503	1,487,382	—	—	3,222,755
Home equity loans
Pass	141,263	228,044	114,221	104,349	96,068	264,196	449,857	40,341	1,438,339
Substandard	—	88	452	412	929	5,341	2,312	2,497	12,031
Total home equity loans	141,263	228,132	114,673	104,761	96,997	269,537	452,169	42,838	1,450,370
Vehicle loans
Pass	235,399	437,372	278,420	94,174	45,254	33,270	—	—	1,123,889
Substandard	89	2,163	2,181	1,518	791	698	—	—	7,440
Total vehicle loans	235,488	439,535	280,601	95,692	46,045	33,968	—	—	1,131,329
Consumer loans
Pass	77,468	104,217	44,524	22,924	10,836	13,890	107,540	2,841	384,240
Substandard	69	428	189	138	51	658	954	63	2,550
Total consumer loans	77,537	104,645	44,713	23,062	10,887	14,548	108,494	2,904	386,790
Total Personal Banking	844,215	1,268,961	731,284	528,512	406,432	1,805,435	560,663	45,742	6,191,244
Business Banking:
Commercial real estate loans
Pass	209,744	465,195	364,344	327,183	228,607	863,480	47,365	11,020	2,516,938
Special Mention	715	3,732	8,990	4,665	15,382	10,942	1,419	148	45,993
Substandard	—	566	13,696	42,191	6,363	61,829	2,600	3,535	130,780
Doubtful	—	—	—	—	—	1,092	—	—	1,092
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	210,459	469,493	387,030	374,039	250,352	937,343	51,384	14,703	2,694,803
Commercial real estate loans - owner occupied
Pass	9,607	85,954	115,787	87,400	60,967	139,173	11,879	7,279	518,046
Special Mention	—	5,838	7,912	1,584	32	8,073	3,323	—	26,762
Substandard	—	2,932	4,530	15,035	12,962	29,110	1,339	3,305	69,213
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate loans - owner occupied	9,607	94,724	128,229	104,019	73,961	176,356	16,541	10,584	614,021
Commercial loans
Pass	589,317	115,857	69,220	64,767	57,683	64,311	282,185	26,939	1,270,279
Special Mention	104	1,855	2,121	1,352	6,737	684	27,964	641	41,458
Substandard	1,063	331	2,382	1,213	1,384	3,699	22,091	10,529	42,692
Doubtful	—	—	—	267	—	—	4,023	—	4,290
Loss	—	—	—	—	—	—	—	—	—
Total commercial loans	590,484	118,043	73,723	67,599	65,804	68,694	336,263	38,109	1,358,719
Total Business Banking	810,550	682,260	588,982	545,657	390,117	1,182,393	404,188	63,396	4,667,543

Total loans	$1,654,765	1,951,221	1,320,266	1,074,169	796,549	2,987,828	964,851	109,138	10,858,787
        For the six months ended June 30, 2020, $10.0 million of revolving loans were converted to term loans.

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

        During the quarter ending June 30, 2020 we purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of these loans is as follows (in thousands):

Total
Purchase price of loans at acquisition	$244,546
Allowance for credit losses at acquisition	8,845
Non-credit discount/(premium) at acquisition	(4,154)
Par value of acquired loans at acquisition	$239,855

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

        The following table provides information related to acquired impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2019 prior to the adoption of ASU 2016-13 (in thousands):

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income recognized
Personal Banking:
Residential mortgage loans	$742	1,232	7	866	147
Home equity loans	715	1,569	25	861	114
Consumer loans	7	34	1	18	12
Total Personal Banking	1,464	2,835	33	1,745	273

Commercial Banking:
Commercial real estate loans	3,433	4,268	6	3,509	273
Commercial loans	78	84	1	78	5
Total Commercial Banking	3,511	4,352	7	3,587	278

Total loans	$4,975	7,187	40	5,332	551

(5) Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	June 30, 2020	December 31, 2019
Amortizable intangible assets:
Core deposit intangibles - gross	$71,183	71,183
Acquisitions	3,717	—
Less: accumulated amortization	(53,892)	(50,934)
Core deposit intangibles - net	21,008	20,249
Customer and Contract intangible assets - gross	12,775	12,775
Less: accumulated amortization	(10,402)	(9,948)
Customer and Contract intangible assets - net	2,373	2,827
Total intangible assets - net	$23,381	23,076

The following table shows the actual aggregate amortization expense for the quarters ended June 30, 2020 and 2019, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended June 30, 2020	$1,760
For the quarter ended June 30, 2019	1,760
For the six months ended June 30, 2020	3,411
For the six months ended June 30, 2019	3,207
For the year ending December 31, 2020	6,856
For the year ending December 31, 2021	5,899
For the year ending December 31, 2022	4,684
For the year ending December 31, 2023	3,592
For the year ending December 31, 2024	2,692
For the year ending December 31, 2025	1,819

        The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2018	$307,420
Goodwill acquired	38,683
Balance at December 31, 2019	346,103
Goodwill acquired	39,941
Balance at June 30, 2020	$386,044

        Quarterly, the Company evaluates whether there are any triggering events that would require an update to our previous goodwill assessment. During the first quarter of 2020, the Company determined the COVID-19 pandemic and its negative effect on the global economy to be a triggering event.  As a result, the Company, with the assistance of a third-party specialist, performed a quantitative impairment analysis in accordance with ASU 2017-04 as of March 31, 2020.  This analysis indicated the aggregate fair value of Northwest Bank, the sole reporting unit of Northwest Bancshares, Inc., exceeded the carrying value and therefore goodwill was not impaired. Given the results of the quantitative goodwill analysis performed during the first quarter and the absence of any significant changes in the economic environment that would indicate a change in the conclusion of the quantitative analysis performed, the Company elected to perform a qualitative goodwill impairment test as of June 30, 2020 in accordance with ASC 350, as updated by ASU 2017-04, and concluded that goodwill was not impaired as of June 30, 2020.

(6) Borrowed Funds

        (a) Borrowings

	June 30, 2020
	Amount	Average rate
Term notes payable to the Federal Home Loan Bank (FHLB):
Payable to FHLB of Pittsburgh	$100,000	0.48%
Payable to the FHLB of Indianapolis acquired from MutualFirst	200,481	1.65%
Total term notes payable to the FHLB	300,481
Collateralized borrowings, due within one year	139,598	0.29%
Total borrowed funds	$440,079

        Borrowings from the FHLB of Pittsburgh are secured by our residential first mortgage and other qualifying loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

        The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250.0 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. The revolving line of credit has no balance as of June 30, 2020 and $153.6 million at December 31, 2019.

        At June 30, 2020 and December 31, 2019, collateralized borrowings due within one year were $139.6 million and $92.7 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB.

(b) Trust Preferred Securities

Prior to our merger with MutualBank, the Company had five statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust, LNB Trust II, a Delaware statutory business trust, Union National Capital Trust I ("UNCT I"), a Delaware statutory business trust, and Union National Capital Trust II ("UNCT II"); a Delaware statutory business trust (the Trusts). The Trusts exist solely to issue preferred securities to third parties for cash, issue common securities to the Company in exchange for capitalization of the Trusts, invest the proceeds from the sale of trust securities in an equivalent amount of debentures of the Company, and engage in other activities that are incidental to those previously listed. Northwest Bancorp Capital Trust III issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 5, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 30, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%. Northwest Bancorp Statutory Trust IV issued 50,000 cumulative trust preferred securities in a private transaction to a pooled investment vehicle on December 15, 2005 (liquidation value of $1,000 per preferred security or $50,000,000) with a stated maturity of December 15, 2035 and a floating rate of interest, which is reset quarterly, equal to three-month LIBOR plus 1.38%. LNB Trust II has 7,875 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $7,875,000) with a stated maturity of June 15, 2037 and a floating rate of interest, which resets quarterly, equal to three-month LIBOR plus 1.48%. UNCT I has 8,000 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $8,000,000) with a stated

maturity of January 23, 2034 and a floating interest rate, which resets quarterly, equal to three-month LIBOR plus 2.85%. UNCT II has 3,000 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $3,000,000) with a stated maturity of November 23, 2034 and a floating interest rate, which resets quarterly, equal to three-month LIBOR plus 2.00%. As the shareholders of the trust preferred securities are the primary beneficiaries of the Trusts, the Trusts are not consolidated in our financial statements.

The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures issued by the Company. The structure of these debentures mirrors the structure of the trust-preferred securities.  Northwest Bancorp Capital Trust III holds $51,547,000 of the Company’s junior subordinated debentures due December 30, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at June 30, 2020 was 1.69%. Northwest Bancorp Statutory Trust IV holds $51,547,000 of the Company’s junior subordinated debentures due December 15, 2035 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.38%. The rate in effect at June 30, 2020 was 1.69%. LNB Trust II holds $8,119,000 of the Company's junior subordinated debentures due June 15, 2037, with a floating rate of interest, reset quarterly, of three-month LIBOR plus 1.48%. The rate in effect at June 30, 2020 was 1.79%. UNCT I holds $8,248,000 of junior subordinated debentures due January 23, 2034 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 2.85%. The rate effect at June 30, 2020 was 3.61%. UNCT II holds $3,093,000 of junior subordinated debentures due November 23, 2034 with a floating rate of interest, reset quarterly, of three-month LIBOR plus 2.00%. The rate effect at June 30, 2020 was 2.36%. These subordinated debentures are the sole assets of the Trusts.

As a result of the merger with MutualBank, we acquired two additional statutory business trusts: MFBC Statutory Trust I and Universal Preferred Trust; both are Delaware statutory trusts. At June 30, 2020, MFBC Statutory Trust I had 5,000 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $5,000,000) with a stated maturity of September 15, 2035. These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.70%. The rate in effect at June 30, 2020 was 2.01%. At June 30, 2020, Universal Preferred Trust had 5,000 cumulative trust preferred securities outstanding (liquidation value of $1,000 per preferred security or $5,000,000) with a stated maturity of October 7, 2035. These securities carry a floating interest rate, which is reset quarterly, equal to three-month LIBOR plus 1.69%. The rate in effect at June 30, 2020 was 2.91%. The Trusts have invested the proceeds of the offerings in junior subordinated deferrable interest debentures held by the Company. The structure of these debentures mirrors the structure of the trust preferred securities. MFBC Statutory Trust I holds $5,155,000 of junior subordinated debentures and Universal Preferred Trust holds $5,155,000 of junior subordinated debentures. These subordinated debentures are the sole assets of the Trusts. As the shareholders of the trust preferred securities are the primary beneficiaries of the Trusts, the Trusts are not consolidated in our financial statements.

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

The Trusts must redeem the preferred securities when the debentures are paid at maturity or upon an earlier redemption of the debentures to the extent the debentures are redeemed. All or part of the debentures may be redeemed at any time. Also, the debentures may be redeemed at any time if existing laws or regulations, or the interpretation or application of these laws or regulations, change causing:

•the interest on the debentures to no longer be deductible by the Company for federal income tax purposes;
•the trust to become subject to federal income tax or to certain other taxes or governmental charges;
•the trust to register as an investment company; or
•the preferred securities do not qualify as Tier I capital.

We may, at any time, dissolve any of the Trusts and distribute the debentures to the trust security holders, subject to receipt of any required regulatory approval.

(7) Guarantees

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At June 30, 2020, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $42.1 million, of which $37.7 million is fully collateralized. At June 30, 2020, we had a liability which represents deferred income of $435,000 related to the standby letters of credit.

(8) Earnings Per Share

         Basic earnings per common share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. During the quarter ended June 30, 2020, 4,896,026 stock options were not included in the computation of diluted earnings per share because the stock options’ exercise price was more than the average market price of the common shares of $10.30. All stock options outstanding during the quarter ended June 30, 2019 were included in the computation of diluted earnings per share because the stock options’ exercise price was less than the average market price of the common shares of $17.16. For the six months ended June 30, 2020, 2,852,903 stock options were not included in the computation of diluted earnings per share because the stock options’ exercise price was more than the average market price of the common shares of $12.46. All stock options outstanding during the six months ended June 30, 2019 were included in the computation of diluted earnings per share because the stock options’ exercise price was less than the average market price of the common shares of $17.45.

The following table sets forth the computation of basic and diluted EPS (in thousands, except share data and per share amounts):

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income/(loss) available to common shareholders	$(6,200)	26,383	1,739	51,427

Weighted average common shares outstanding	121,480,563	105,233,635	113,672,131	104,173,601
Dilutive potential shares due to effect of stock options	—	1,024,580	102,208	1,208,669
Total weighted average common shares and dilutive potential shares	$121,480,563	106,258,215	113,774,339	105,382,270

Basic earnings/(loss) per share	$(0.05)	0.25	0.02	0.49

Diluted earnings/(loss) per share	$(0.05)	0.25	0.02	0.49

(9) Pension and Other Post-Retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post-retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended June 30,
	Pension benefits		Other post-retirement benefits
	2020	2019	2020	2019
Service cost	$2,098	1,274	—	—
Interest cost	1,714	1,851	6	13
Expected return on plan assets	(3,091)	(2,759)	—	—
Amortization of prior service cost	(581)	(580)	—	—
Amortization of the net loss	924	873	4	17
Net periodic cost	$1,064	659	10	30

	Six months ended June 30,
	Pension benefits		Other post-retirement benefits
	2020	2019	2020	2019
Service cost	$4,196	2,549	—	—
Interest cost	3,427	3,703	13	26
Expected return on plan assets	(6,182)	(5,519)	—	—
Amortization of prior service cost	(1,161)	(1,161)	—	—
Amortization of the net loss	1,848	1,746	9	34
Net periodic cost	$2,128	1,318	22	60

We anticipate making a contribution to our defined benefit pension plan of $2.0 million to $4.0 million during the year ending December 31, 2020.

(10) Disclosures About Fair Value of Financial Instruments

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

•  Level 3 - Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Level 3 inputs include the following:

◦Quotes from brokers or other external sources that are not considered binding;

◦Quotes from brokers or other external sources where it cannot be determined that market participants would in fact transact for the asset or liability at the quoted price;
◦Quotes and other information from brokers or other external sources where the inputs are not deemed observable.

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

Loans Held for Investment

        The fair value of loans held for investment is estimated using a discounted cash flow analysis that utilizes interest rates currently being offered for similar loans adjusted for liquidity and credit risk.

FHLB Stock

Due to the restrictions placed on transferability of FHLB stock, it is not practical to determine the fair value. The fair value presented, therefore, is equal to the carrying amount.

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At June 30, 2020 and December 31, 2019, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at June 30, 2020 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$837,227	837,227	837,227	—	—
Securities available-for-sale	1,198,792	1,198,792	—	1,198,792	—
Securities held-to-maturity	16,415	17,245	—	17,245	—
Loans receivable, net	10,684,083	10,660,879	—	—	10,660,879
Residential mortgage loans held-for-sale	34,118	34,118	—	—	34,118
Accrued interest receivable	40,510	40,510	40,510	—	—
Interest rate lock commitments	7,416	7,416	—	—	7,416
Forward commitments	1,495	1,495	—	1,495	—
Interest rate swaps not designated as hedging instruments	63,781	63,781	—	63,781	—
FHLB stock	25,542	25,542	—	—	—
Total financial assets	$12,909,379	12,887,005	877,737	1,281,313	10,702,413

Financial liabilities:
Savings and checking deposits	$9,639,844	9,639,844	9,639,844	—	—
Time deposits	1,823,097	1,854,824	—	—	1,854,824
Borrowed funds	440,079	442,215	442,215	—	—
Junior subordinated debentures	128,630	129,233	—	—	129,233
Interest rate swaps designated as hedging instruments	1,330	1,330	—	1,330	—
Interest rate swaps not designated as hedging instruments	64,119	64,119	—	64,119	—
Risk participation agreements	286	286	—	286	—
Accrued interest payable	1,389	1,389	1,389	—	—
Total financial liabilities	$12,098,774	12,133,240	10,083,448	65,735	1,984,057

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both June 30, 2020 and December 31, 2019.

        The following table represents assets and liabilities measured at fair value on a recurring basis at June 30, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	10,112	—	10,112
Government sponsored enterprises	—	74,839	—	74,839
States and political subdivisions	—	115,871	—	115,871
Total debt securities	—	200,822	—	200,822

Residential mortgage-backed securities:
GNMA	—	28,299	—	28,299
FNMA	—	170,469	—	170,469
FHLMC	—	151,280	—	151,280
Non-agency	—	482	—	482
Collateralized mortgage obligations:
GNMA	—	259,032	—	259,032
FNMA	—	273,747	—	273,747
FHLMC	—	131,906	—	131,906
SBA	—		—	—
Non-agency	—	—	—	—
Total mortgage-backed securities	—	1,015,215	—	1,015,215

Interest rate lock commitments	—	—	7,416	7,416
Forward commitments	—	1,495	—	1,495
Interest rate swaps not designated as hedging instruments	—	63,781	—	63,781
Total assets	$—	1,281,313	7,416	1,288,729

Interest rate swaps designated as hedging instruments	$—	1,330	—	1,330
Interest rate swaps not designated as hedging instruments	—	64,119	—	64,119
Risk participation agreements	—	286	—	286
Foreign exchange swaps	—	—	—	—
Total liabilities	$—	65,735	—	65,735

        The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	14,991	—	14,991
Government sponsored enterprises	—	104,784	—	104,784
States and political subdivisions	—	26,048	—	26,048
Corporate	—	919	—	919
Total debt securities	—	146,742	—	146,742

Residential mortgage-backed securities:
GNMA	—	23,264	—	23,264
FNMA	—	89,259	—	89,259
FHLMC	—	50,139	—	50,139
Non-agency	—	497	—	497
Collateralized mortgage obligations:
GNMA	—	207,016	—	207,016
FNMA	—	184,682	—	184,682
FHLMC	—	118,302	—	118,302
Total mortgage-backed securities	—	673,159	—	673,159

Interest rate lock commitments	—	—	559	559
Forward commitments	—	145	—	145
Interest rate swaps	—	20,889	—	20,889
Total assets	$—	840,935	559	841,494

Interest rate swaps	$—	20,952	—	20,952
Risk participation agreements	—	39	—	39
Total liabilities	$—	20,991	—	20,991

        The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	For the quarter ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Beginning balance	$507	—	559	—

Total gains or losses:
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—

Interest rate lock commitments:
Purchases	6,909	—	6,857	—
Sales	—	—	—	—
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—

Ending balance	$7,416	—	7,416	—

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans individually assessed, mortgage servicing rights and real estate owned.

        The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of June 30, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	57,661	57,661
Real estate owned, net	—	—	1,897	1,897
Total assets	$—	—	59,558	59,558

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
The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2020 (in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	$57,661	Appraisal value (1)	Estimated cost to sell	10.0%
		Discounted cash flow	Discount rate	12.75% to 19.8% (16.25%)

Real estate owned, net	$1,897	Appraisal value (1)	Estimated cost to sell	10.0%
(1)Fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

(11) Derivative Financial Instruments

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

        The following table presents information regarding our derivative financial instruments for the periods indicated (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At June 30, 2020
Derivatives designated as hedging instruments:
Interest rate swap agreements	$—	—	100,000	1,330
Derivatives not designated as hedging instruments:
Interest rate swap agreements	524,384	63,781	524,384	64,119
Interest rate lock commitments	226,672	7,416	—	—
Forward commitments	32,623	1,495	—	—
Risk participation agreements	—	—	77,532	286
Total Derivatives	$783,679	72,692	701,916	65,735

At December 31, 2019
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$391,502	20,889	391,502	20,952
Interest rate lock commitments	24,373	559	—	—
Forward commitments	5,151	145	—	—
Risk participation agreements	—	—	41,164	39
Total derivatives	$421,026	21,593	432,666	20,991

        The following table presents income or expense recognized on derivatives for the periods indicated (in thousands):

	For the quarter ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Hedging derivatives:
Decrease in interest expense	$(90)	—	(102)	—

Non-hedging swap derivatives:
Decrease in other income	(345)	—	(522)	—
Increase in mortgage banking income	8,247	—	8,248	—

        The following table presents the key characteristics of the Company's interest rate derivative transactions designated as cash flow hedges of interest rate risk as of June 30, 2020 (in thousands):

	Notional amount	Effective rate	Estimated increase/(decrease) to interest expense in the next twelve months	Maturity date	Remaining term (in months)
Interest rate products:
Issued March 16, 2020	$30,000	0.32%	103	3/17/2025	57
Issued March 20, 2020	25,000	0.26%	67	3/20/2023	33
Issued March 20, 2020	25,000	0.29%	75	3/20/2024	45
Issued March 26, 2020	20,000	0.29%	58	9/26/2024	51
Total	$100,000		303

(12) Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of June 30, 2020, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

        During the year-ended December 31, 2018, Northwest and our subsidiary, Northwest Insurance Services (“NWIS”), were involved in a lawsuit against, among others, First National Bank of Pennsylvania (“FNB”) and their insurance subsidiary, First National Insurance Agency, LLC (“FNIA”). All counterclaims against Northwest were discontinued and, in December 2018, a verdict was rendered in favor of NWIS on several of its claims. Post-trial proceedings have continued throughout the current year and, due to the inherent uncertainties with respect to these proceedings, we have not accrued any awards associated with this verdict within our Consolidated Financial Statements as of June 30, 2020.

(13) Changes in Accumulated Other Comprehensive Income/(Loss)

The following tables show the changes in accumulated other comprehensive income/(loss) by component for the periods indicated (in thousands):

	For the quarter ended June 30, 2020
	Unrealized gains/(losses) on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2020	$11,341	(409)	(39,839)	(28,907)

Other comprehensive income/(loss) before reclassification adjustments (1) (2)	4,790	(537)	—	4,253
Amounts reclassified from accumulated other comprehensive income (3) (4)	(35)	—	249	214

Net other comprehensive income/(loss)	4,755	(537)	249	4,467

Balance as of June 30, 2020	$16,096	(946)	(39,590)	(24,440)

	For the quarter ended June 30, 2019
	Unrealized gains/(losses) on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2019	$(2,380)	—	(32,655)	(35,035)

Other comprehensive income before reclassification adjustments (5)	5,608	—	—	5,608
Amounts reclassified from accumulated other comprehensive income (6) (7)	(1)	—	209	208

Net other comprehensive income	5,607	—	209	5,816

Balance as of June 30, 2019	$3,227	—	(32,446)	(29,219)
(1)Consists of unrealized holding loss, net of tax of $1,902.
(2)Change in fair value of interest rate swaps, net of tax $(47).
(3)Consists of realized gains on securities (gain on sales of investments, net) of $48, net of tax (income tax expense) of $(13).
(4)Consists of amortization of prior service cost (compensation and employee benefits) of $580 and amortization of net actuarial loss (compensation and employee benefits) of $(928), net of tax (income tax expense) of $99.
(5)Consists of unrealized holding loss, net of tax $2,243.
(6)Consists of realized gains on securities (gain on sales of investments, net) of $2, net of tax (income tax expense) of $(1).
(7)Consists of amortization of prior service cost (compensation and employee benefits) of $580 and amortization of net actuarial loss (compensation and employee benefits) of $(871), net of tax (income tax expense) of $82.

	For the six months ended June 30, 2020
	Unrealized gains/(losses) on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2019	$3,147	—	(40,088)	(36,941)

Other comprehensive income/(loss) before reclassification adjustments (1) (2)	12,947	(946)	—	12,001
Amounts reclassified from accumulated other comprehensive income (3) (4)	2	—	498	500

Net other comprehensive income/(loss)	12,949	(946)	498	12,501

Balance as of June 30, 2020	$16,096	(946)	(39,590)	(24,440)

	For the six months ended June 30, 2019
	Unrealized gains/(losses) on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2018	$(6,832)	—	(32,864)	(39,696)

Other comprehensive income before reclassification adjustments (5)	10,061	—	—	10,061
Amounts reclassified from accumulated other comprehensive income (6) (7)	(2)	—	418	416

Net other comprehensive income	10,059	—	418	10,477

Balance as of June 30, 2019	$3,227	—	(32,446)	(29,219)

(1)Consists of unrealized holding loss, net of tax of $5,179.
(2)Change in fair value of interest rate swaps, net of tax $(209).
(3)Consists of realized gains on securities (gain on sales of investments, net) of $(3), net of tax (income tax expense) of $1.
(4)Consists of amortization of prior service cost (compensation and employee benefits) of $1,161 and amortization of net actuarial loss (compensation and employee benefits) of $(1,857), net of tax (income tax expense) of $198.
(5)Consists of unrealized holding loss, net of tax $4,024.
(6)Consists of realized gains on securities (gain on sales of investments, net) of $3, net of tax (income tax expense) of $(1).
(7)Consists of amortization of prior service cost (compensation and employee benefits) of $1,161 and amortization of net actuarial loss (compensation and employee benefits) of $(1,743), net of tax (income tax expense) of $164.

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
•changes in asset quality, including increases in default rates on loans and higher levels of nonperforming loans and loan charge-offs generally, and specifically resulting from the economic dislocation caused by the COVID-19 pandemic;
•changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
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

Comparison of Financial Condition

On April 24, 2020, we acquired all of the outstanding common shares of MutualFirst Financial, Inc., the holding company for MutualBank, for total consideration of $213.4 million, and thereby acquired MutualBank's 36 branch locations throughout the state of Indiana. As a result, we acquired assets with a fair value of $2.086 billion, including loans with a fair value of $1.517 billion, and we assumed deposits of $1.617 billion. Under the terms of the Merger Agreement, each share of common stock of MutualBank converted into the right to receive 2.4 shares of the Company's common stock.

Total assets at June 30, 2020 were $13.845 billion, an increase of $3.351 billion, or 31.9%, from $10.494 billion at December 31, 2019.  This increase in assets was largely due to the addition of $2.086 billion, at fair value of assets related to the acquisition of MutualBank.

Total cash and cash equivalents increased by $776.4 million to $837.2 million at June 30, 2020 from $60.8 million at December 31, 2019. This increase was primarily due to the increase in customer deposit balances associated with the Payroll Protection Program ("PPP") loan funds and consumer stimulus checks as well as an increase of $261.7 million from the acquisition of MutualBank.

Total loans receivable increased by $2.050 billion, or 23.3%, to $10.859 billion at June 30, 2020, from $8.809 billion at December 31, 2019. This increase was primarily due to the addition of $1.517 billion of loans acquired from MutualBank, at fair value. Additionally, our legacy commercial loan portfolio increased $431.9 million, or 60.1%, primarily due to the addition of approximately $450.0 million of PPP loans during the current quarter.

  Total deposits increased by $2.871 billion, or 33.4%, to $11.463 billion at June 30, 2020 from $8.592 billion at December 31, 2019 due to both the MutualBank acquisition, which added $1.617 billion in total deposits, as well as from organic deposit growth of $1.254 billion. The organic deposit growth was associated with the PPP loan funds and consumer stimulus checks and primarily impacted our noninterest-bearing demand deposits which increased by $743.5 million, or 46.2%, to $2.353 billion at June 30, 2020 from $1.610 billion at December 31, 2019.

Total shareholders’ equity at June 30, 2020 was $1.531 billion, or $11.97 per share, an increase of $177.6 million, or 13.1%, from $1.353 billion, or $12.66 per share, at December 31, 2019.  This increase was primarily the result of the issuance of 20,658,957 shares of our common stock at $10.33 per share for the MutualBank acquisition. Partially offsetting this increase was the payment of cash dividends of $44.6 million for the six months ended June 30, 2020.

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

        Applicable rules limit an organization’s capital distributions and certain discretionary bonus payments if the organization does not hold a "capital conservation buffer" consisting of 2.5% of Total, Tier 1 and Common Equity Tier 1 ("CET1") capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

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

	At June 30, 2020
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,521,506	14.454%	$1,105,299	10.500%	$1,052,666	10.000%
Northwest Bank	1,409,018	13.397%	1,104,346	10.500%	1,051,759	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,383,261	13.141%	894,766	8.500%	842,133	8.000%
Northwest Bank	1,270,773	12.082%	893,995	8.500%	841,407	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,258,620	11.957%	736,866	7.000%	684,233	6.500%
Northwest Bank	1,270,773	12.082%	736,231	7.000%	683,643	6.500%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,383,261	10.488%	527,571	4.000%	659,464	5.000%
Northwest Bank	1,270,773	9.680%	525,093	4.000%	656,366	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

	At December 31, 2019
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,300,321	15.701%	$869,585	10.500%	$828,176	10.000%
Northwest Bank	1,146,641	13.858%	868,768	10.500%	827,398	10.000%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,242,380	15.001%	703,950	8.500%	662,541	8.000%
Northwest Bank	1,087,727	13.146%	703,288	8.500%	661,918	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,124,259	13.575%	579,723	7.000%	538,314	6.500%
Northwest Bank	1,087,727	13.146%	879,178	7.000%	537,809	6.500%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,242,380	11.913%	417,143	4.000%	521,428	5.000%
Northwest Bank	1,087,727	10.515%	413,772	4.000%	517,216	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at June 30, 2020 was 15.9%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At June 30, 2020, Northwest had $3.079 billion of additional borrowing capacity available with the FHLB, including $250.0 million on an overnight line of credit, as well as $110.1 million of borrowing capacity available with the Federal Reserve Bank and $110.0 million with three correspondent banks.

Dividends

We paid $24.3 million and $19.1 million in cash dividends during the quarters ended June 30, 2020 and 2019, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) was (380.0)% and 72.0% for the quarters ended June 30, 2020 and 2019, respectively, on dividends of $0.19 per share f`or the quarter ended June 30, 2020 and $0.18 per share for the quarter ended June 30, 2019. On July 22, 2020, the Board of Directors declared a cash dividend of $0.19 per share payable on August 14, 2020 to shareholders of record as of August 6, 2020. This represents the 103rd consecutive quarter we have paid a cash dividend.

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

	June 30, 2020	December 31, 2019
	(in thousands)
Loans 90 days or more delinquent
Residential mortgage loans	$15,369	12,775
Home equity loans	7,060	5,688
Consumer loans	6,896	3,611
Commercial real estate loans	29,729	25,014
Commercial loans	11,535	4,739
Total loans 90 days or more delinquent	$70,589	51,827
Total real estate owned, net (REO)	$1,897	950
Total loans 90 days or more delinquent and REO	72,486	52,777
Total loans 90 days or more delinquent to net loans receivable	0.66%	0.59%
Total loans 90 days or delinquent and REO to total assets	0.52%	0.50%
Nonperforming loans:
Nonaccrual loans - loans 90 days or more delinquent	70,589	51,680
Nonaccrual loans - loans less than 90 days delinquent	44,921	17,190
Loans 90 days or more past maturity and still accruing	77	32
Total nonperforming loans	115,587	68,902
Total nonperforming assets	$117,484	69,852
Nonaccrual TDR loans (1)	$17,562	9,043
Accruing TDR loans	17,888	22,956
Total TDR loans	$35,450	31,999
(1)Included in nonaccurual loans above.

Allowance for Credit Losses

We adopted CECL on January 1, 2020, a further described in Note 1. Our Board of Directors has adopted an “Allowance for Credit Losses” policy designed to provide management with a systematic methodology for determining and documenting the allowance for credit losses each reporting period.  This methodology was developed to provide a consistent process and review procedure to ensure that the allowance for credit losses is in conformity with GAAP, our policies and procedures and other supervisory and regulatory guidelines.

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

If a substandard or doubtful loan is not considered individually for impairment, it is grouped with other loans that possess common characteristics for impairment evaluation and analysis.  For the purpose of calculating reserves, we have grouped our loans into seven segments: residential mortgage loans, home equity loans, vehicle loans, consumer loans, commercial real estate loans, commercial real estate loans - owner occupied and commercial loans. The allowance for credit losses is measured using a combination of statistical models. We use a twelve month forecasting period and revert to historical average loss rates thereafter. Reversion to average loss rates takes place over twelve months. Historical average loss rates are calculated using historical data beginning in October 2009 through the current period.

The the credit losses for individually assessed loans along with the estimated loss for each homogeneous pool are consolidated into one summary document. This summary schedule along with the support documentation used to establish this schedule is presented to management’s Allowance for Credit Loss Committee ("ACL Committee") monthly.  The ACL Committee reviews and approves the processes and ACL documentation presented.  Based on this review and discussion, the appropriate amount of ACL is estimated and any adjustments to reconcile the actual ACL with this estimate are determined.  The ACL Committee also considers if any changes to the methodology are needed. In addition to the ACL Committee's review and approval, a review is performed by the Risk Management Committee of the Board of Directors on a quarterly basis and annually by internal audit.

In addition to the reviews by management’s ACL Committee and the Board of Directors’ Risk Management Committee, regulators from either the FDIC and/or the Pennsylvania Department of Banking and Securities perform an extensive review on at least an annual basis for the adequacy of the ACL and its conformity with regulatory guidelines and pronouncements.  Any recommendations or enhancements from these independent parties are considered by management and the ACL Committee and implemented accordingly.

We acknowledge that this is a dynamic process and consists of factors, many of which are external and out of our control that can change frequently, rapidly and substantially. The adequacy of the ACL is based upon estimates using all the information previously discussed as well as current and known circumstances and events.  There is no assurance that actual portfolio losses will not be substantially different than those that were estimated.

  We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness.  As part of the analysis as of June 30, 2020, we considered the most recent economic conditions and forecasts available which incorporated the impact of COVID-19. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL increased by $82.6 million, or 142.6%, to $140.6 million, or 1.29% of total loans at June 30, 2020 from $57.9 million, or 0.66% of total loans, at December 31, 2019. Due to the adoption of CECL, our allowance increased $10.8 million. In addition, our allowance increased $8.8 million as a result of recording the initial allowance on the purchased credit deteriorated loans acquired from MutualBank. The non-purchased credit deteriorated loans acquired from MutualBank resulted in a credit mark of $28.1 million and an additional allowance of $18.2 million, as required by CECL. The estimated economic impact of COVID-19 caused us to increase our provision for loan loss expense by approximately $45.0 million for the six months ended June 30, 2020. Loans classified as substandard increased $76.7 million to $291.2 million at June 30, 2020 from $214.5 million at December 31, 2019 this increase was primarily due to one large commercial credit being downgraded from pass to substandard and the addition of MutualBank loans. Loans classified as special mention decreased $8.7 million to $114.2 million at June 30, 2020 from $123.0 million at December 31, 2019.

We also consider how the levels of non-accrual loans and historical charge-offs have influenced the required amount of allowance for credit losses. Nonaccrual loans of $115.5 million, or 1.06% of total loans receivable at June 30, 2020, increased by $46.6 million, or 67.7%, from $68.9 million, or 0.78% of total loans receivable, at December 31, 2019. As a percentage of average loans, annualized net charge-offs increased to 0.35% for the six months ended June 30, 2020 compared to 0.23% for the year ended December 31, 2019. The increase in net charge-offs was largely impacted by a $9.1 million charge-off on one commercial loan which was previously downgraded and reserved for.

Comparison of Operating Results for the Quarters Ended June 30, 2020 and 2019

The Company reported a net loss of $6.2 million, or $(0.05) per diluted share, for the quarter ended June 30, 2020, a decrease of $32.6 million, or 123.5%, from net income of $26.4 million, or $0.25 per diluted share, for the quarter ended June 30, 2019. The decrease in net income resulted from an increase in the provision for credit losses of $47.1 million and an increase in noninterest expense of $11.7 million, or 15.0%. Partially offsetting these changes were an increase in noninterest income of $12.1 million, or 51.9%, a decrease in income tax expense of $8.5 million, or 115.4%, and an increase in net interest income of $5.5 million, or 5.9%. The net loss for the quarter ended June 30, 2020 represents annualized returns on average equity and average assets of (1.63)% and (0.18)%, respectively, compared to 8.01% and 1.02% for the same quarter last year. A further discussion of notable changes follows.

Interest Income

        Total interest income increased $1.7 million, or 1.6%, to $108.5 million for the quarter ended June 30, 2020 from $106.8 million for the quarter ended June 30, 2019. This increase is due to an increase in the average balance of interest-earning assets which increased by $2.229 billion, or 23.5%, to $11.732 billion for the quarter ended June 30, 2020 from $9.502 billion for the quarter ended June 30, 2019. This increase is due primarily to internal loan growth as well as the MutualBank acquisition. Offsetting this increase in average balance was a decrease in the average yield earned on interest-earning assets to 3.72% for the quarter ended June 30, 2020 from 4.51% for the quarter ended June 30, 2019 due to a decline in overall market interest rates.

        Interest income on loans receivable increased by $2.1 million, or 2.1%, to $103.0 million for the quarter ended June 30, 2020 compared to $100.9 million for the quarter ended June 30, 2019. This increase is primarily due to the increase in the average balance of loans receivable of $1.606 billion, or 18.7%, to $10.201 billion for the quarter ended June 30, 2020 from $8.594 billion for the quarter ended June 30, 2019. This increase is primarily due to organic loan growth of $533.1 million during the last twelve months as well as loans of $1.517 billion from the MutualBank acquisition. Partially offsetting this increase in average balance was a decrease in the average yield on loans receivable to 4.06% for the quarter ended June 30, 2020 from 4.71% for the quarter ended June 30, 2019, again due to the decrease in market interest rates as well as the addition of approximately $450.0 million of PPP loans with coupon rates of 1.00%.

        Interest income on mortgage-backed securities decreased by $242,000, or 5.7%, to $4.0 million for the quarter ended June 30, 2020 from $4.3 million for the quarter ended June 30, 2019. This decrease was due to a decrease in the average yield on mortgage-backed securities to 2.26% for the quarter ended June 30, 2020 from 2.65% for the quarter ended June 30, 2019. This decrease in yield was primarily due to the assumption of mortgage-backed securities from MutualBank with market yields lower than the existing legacy Northwest portfolio due to purchase accounting adjustments. Partially offsetting this decrease was an increase in the average balance of mortgage-backed securities of $69.8 million, or 10.8%, to $714.7 million for the quarter ended June 30, 2020 from $644.9 million for the quarter ended June 30, 2019. This increase was primarily a result of investment securities received as part of the MutualBank acquisition.

        Interest income on investment securities decreased by $132,000, or 11.6%, to $1.0 million for the quarter ended June 30, 2020 from $1.1 million for the quarter ended June 30, 2019. This decrease is attributed to a decrease in the average balance of investment securities of $56.0 million, or 24.8% to $170.3 million for the quarter ended June 30, 2020 from $226.3 million for the quarter ended June 30, 2019 primarily due to the maturity or call of government agency securities. Partially offsetting this decrease was an increase in the average yield on investment securities which increased to 2.36% for the quarter ended June 30, 2020 from 2.01% for the quarter ended June 30, 2019.

        Dividends on FHLB stock remained relatively flat, decreasing by $7,000, or 2.2%, to $309,000 for the quarter ended June 30, 2020 from $316,000 for the quarter ended June 30, 2019. The average yield decreased to 5.60% for the quarter ended June 30, 2020 from 7.86% for the quarter ended June 30, 2019. The average balance of FHLB stock increased by $6.1 million, or 37.7%, to $22.2 million for the quarter ended June 30, 2020 from $16.1 million for the quarter ended June 30, 2019. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

        Interest income on interest-earning deposits increased by $26,000, or 16.4%, to $185,000 for the quarter ended June 30, 2020 from $159,000 for the quarter ended June 30, 2019. The average balance of interest-earning deposits increased by $602.9 million to $623.9 million for the quarter ended June 30, 2020 from $21.0 million for the quarter ended June 30, 2019 due to excess liquidity from recent deposit inflows. This increase in average balance was offset by the decrease in the average yield on interest-earning deposits to 0.12% for the quarter ended June 30, 2020 from 3.00% for the quarter ended June 30, 2019 as the Federal Reserve decreased their targeted federal funds rate.

Interest Expense

Interest expense decreased by $3.7 million, or 26.3%, to $10.5 million for the quarter ended June 30, 2020 from $14.2 million for the quarter ended June 30, 2019.  This decrease in interest expense was primarily due to the decline in the average cost of interest-bearing liabilities which decreased to 0.48% for the quarter ended June 30, 2020 from 0.82% for the quarter ended June 30, 2019 as the Federal Reserve decreased their targeted Fed Funds rate in March of 2020. Partially offsetting this decrease was an increase in the average balance of interest-bearing liabilities by $1.800 billion, or 25.8%, to $8.778 billion for the quarter ended June 30, 2020 from $6.978 billion for the quarter ended June 30, 2019. This increase in average balance resulted from both internal deposit growth as well as the addition of $1.617 billion of deposits acquired through the MutualBank acquisition.

Net Interest Income

Net interest income increased by $5.5 million, or 5.9%, to $98.1 million for the quarter ended June 30, 2020 from $92.6 million for the quarter ended June 30, 2019.  This increase is attributable to the factors discussed above. Despite the overall increase in net interest income due primarily to balance sheet growth, our interest rate spread decreased to 3.24% for the quarter ended June 30, 2020 from 3.69% for the quarter ended June 30, 2019 and our net interest margin decreased to 3.34% for the quarter ended June 30, 2020 from 3.90% for the quarter ended June 30, 2019 primarily due to declining interest-earning asset yields. Contributing to the decline in asset yields was an increase in average cash balances of $602.9 million, earning just 0.12%, due to deposit growth associated with the PPP loan funds and consumer stimulus checks. In addition, PPP loan balances of approximately $450.0 million with coupon rates of 1.00%, have negatively impacted overall interest-earning asset yields.

Provision for Credit Losses

        The provision for credit losses increased by $47.1 million to $51.8 million for the quarter ended June 30, 2020 from $4.7 million for the quarter ended June 30, 2019. This increase was largely driven by the estimated economic impact of COVID-19 of approximately $21.3 million for the second quarter of 2020 and additional provision expense of approximately $18.2 million as a result of the integration of MutualBank loans. Also contributing to this increase were the effects of an increase in annualized net charge-offs to average loans to 0.51% for the quarter ended June 30, 2020 from 0.34% for the quarter ended June 30, 2019 and the increase in classified loans by $98.3 million, or almost 50%, to $296.5 million at June 30, 2020 from $198.2 million at June 30, 2019.

        In determining the amount of the current period provision, we considered current economic conditions, including but not limited to unemployment levels, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience.  We analyze the allowance for credit losses as described in the section entitled "Allowance for Credit Losses."  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at June 30, 2020.

Noninterest Income

Noninterest income increased by $12.1 million, or 51.9%, to $35.5 million for the quarter ended June 30, 2020 from $23.4 million for the quarter ended June 30, 2019. This increase was primarily due to an increase of $11.8 million in mortgage banking income due to continued efforts to expand our secondary market sales capabilities over the last year, as well as an interest rate environment conducive to refinance activity and attractive secondary market pricing. In addition, trust and other financial services income increased by $379,000, or 8.5%, primarily due to additional trust fee income as a result of the MutualBank acquisition.

Noninterest Expense

Noninterest expense increased by $11.7 million, or 15.0%, to $89.2 million for the quarter ended June 30, 2020 from $77.5 million for the quarter ended June 30, 2019.  This increase resulted primarily from an increase in acquisition expense of $8.6 million over the prior year due to expenses incurred as a result of the MutualBank acquisition on April 24, 2020. Also contributing to the increase was a $4.6 million increase in other expenses primarily due to the increase in the reserve for unfunded commitments during the second quarter of 2020 as a result of an increase in unfunded commitments and the estimated economic impact of COVID-19. Partially offsetting this increase was a decrease of $2.0 million, or 4.7%, in compensation and employee benefits primarily due to an increase in deferred loan costs directly related to the origination of PPP loans during the current quarter.

Income Taxes

The provision for income taxes decreased by $8.5 million, or 115.4%, to a tax benefit of $1.1 million for the quarter ended June 30, 2020 from a tax expense of $7.4 million for the quarter ended June 30, 2019. This decrease was primarily due to a decrease of $41.1 million, or 121.7%, in income before taxes. We anticipate our effective tax rate to be between 19.0% and 22.0% for the year ending December 31, 2020.

Comparison of Operating Results for the Six Months Ended June 30, 2020 and 2019

Net income for the six months ended June 30, 2020 was $1.7 million, or $0.02 per diluted share, a decrease of $49.7 million, or 96.6%, from $51.4 million, or $0.49 per diluted share, for the six months ended June 30, 2019.  The decrease in net income resulted primarily from an increase in provision for credit losses of $68.3 million, or 613.0% as well as an increase of $18.8 million, or 12.6%, in noninterest expense. Partially offsetting these factors were an increase in noninterest income of $18.4 million, or 41.0%, a decrease in income tax expense of $14.2 million, or 100.9%, and an increase in net interest income of $4.7 million, or 2.6%. Net income for the six months ended June 30, 2020 represents annualized returns on average equity and average assets of 0.24% and 0.03%, respectively, compared to 7.99% and 1.02% for the six months ended June 30, 2019.  A further discussion of notable changes follows.

Interest Income

        Total interest income increased by $1.8 million, or 0.9%, to $208.9 million for the six months ended June 30, 2020 from $207.1 million for the six months ended June 30, 2019. This increase is the result of an increase in the average balance of interest-earning assets of $1.424 billion, or 15.4%, to $10.685 billion for the six months ended June 30, 2020 from $9.261 billion for the six months ended June 30, 2019 due primarily to internal loan growth as well as the MutualBank acquisition. Offsetting this increase was a decrease in the average yield earned on interest-earning assets to 3.93% for the six months ended June 30, 2020 from 4.51% for the six months ended June 30, 2019. This decrease in average yield is attributed to a decline in overall market interest rates.

Interest income on loans receivable increased by $2.1 million, or 1.1%, to $198.0 million for the six months ended June 30, 2020 from $195.9 million for the six months ended June 30, 2019.  This increase is attributed to an increase in the average balance of loans receivable of $1.111 billion, or 13.3%, to $9.487 billion for the six months ended June 30, 2020 from $8.377 billion for the six months ended June 30, 2019. This increase is due to organic loan growth of $533.1 million during the last twelve months as well as loans of $1.517 billion from the MutualBank acquisition. Partially offsetting this increase was a decrease in the average yield on loans receivable to 4.20% for the six months ended June 30, 2020 from 4.71% for the six months ended June 30, 2019 primarily as a result of the decreases in market interest rates as well as the addition of approximately $450.0 million of PPP loans with coupon rates of 1.00%.

        Interest income on mortgage-backed securities remained flat at $8.2 million for both six month periods ended June 30, 2020 and June 30, 2019. The average balance of mortgage-backed securities increased by $66.8 million, or 10.7%, to $691.6 million for the six months ended June 30, 2020 from $624.8 million for the six months ended June 30, 2019. This increase is due primarily to the addition of the MutualBank portfolio. The average yield on mortgage-backed securities decreased to 2.38% for the six months ended June 30, 2020 from 2.64% for the six months ended June 30, 2019. This decrease in yield was primarily due to the assumption of mortgage-backed securities from MutualBank with market yields lower than the existing legacy Northwest portfolio due to purchase accounting adjustments.

Interest income on investment securities decreased by $417,000, or 18.5%, to $1.8 million for the six months ended June 30, 2020 from $2.3 million for the six months ended June 30, 2019. This decrease is primarily attributable to a decrease in the average balance of investment securities of $69.6 million, or 30.7%, to $157.2 million for the six months ended June 30, 2020 from $226.8 million for the six months ended June 30, 2019.  This decrease is due primarily to the maturity or call of government agency securities.  Slightly offsetting this decrease was an increase in the average yield on investment securities to 2.34% for the six months ended June 30, 2020 from 1.99% for the six months ended June 30, 2019.

Dividends on FHLB stock increased by $84,000, or 17.2%, to $571,000 for the six months ended June 30, 2020 from $487,000 for the six months ended June 30, 2019. This increase is attributable to a $3.0 million, or 18.4%, increase in the average balance of FHLB stock to $19.1 million for the six months ended June 30, 2020 from $16.1 million for the six months ended June 30, 2019 as average yields remained relatively flat at 6.02% and 6.10%, respectively. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits increased by $61,000, or 23.6%, to $320,000 for the six months ended June 30, 2020 from $259,000 for the six months ended June 30, 2019.  This increase is attributable to an increase in the average balance of interest-earning deposits, which increased by $312.9 million, to $329.3 million for the six months ended June 30, 2020 from $16.4 million for the six months ended June 30, 2019 due to excess liquidity from recent deposit inflows. Partially offsetting this increase was a decrease in the average yield on interest-earning deposits to 0.19% for the six months ended June 30, 2020 from 3.14% for the six months ended June 30, 2019, as a result of decreases in the targeted Federal Funds rate by the Federal Reserve.

Interest Expense

Interest expense decreased by $2.9 million, or 10.9%, to $23.6 million for the six months ended June 30, 2020 from $26.5 million for the six months ended June 30, 2019. This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 0.59% for the six months ended June 30, 2020 from 0.78% for the six months ended June 30, 2019. This decrease resulted from decreases in the interest rate paid on deposits and borrowed funds in response to decreases in market interest rates. Partially offsetting this decrease was an increase in the average balance of interest-bearing liabilities which increased by $1.241 billion, or 18.2%, to $8.056 billion for the six months ended June 30, 2020 from $6.816 billion for the six months ended June 30, 2019. This increase was primarily due to the MutualBank acquisition, which included $1.617 billion in deposits and $232.2 million in borrowed funds in addition to the internal growth of deposits.

Net Interest Income

Net interest income increased by $4.7 million, or 2.6%, to $185.3 million for the six months ended June 30, 2020 from $180.6 million for the six months ended June 30, 2019.  This increase is attributable to the factors discussed above. Despite the overall increase in net interest income due primarily to balance sheet growth, our interest rate spread and net interest margin both decreased. Our interest rate spread decreased to 3.34% for the six months ended June 30, 2020 from 3.73% for the six months ended June 30, 2019 and our net interest margin decreased to 3.47% for the six months ended June 30, 2020 from 3.90% for the six months ended June 30, 2019. These decreases were primarily due to declining interest-earning asset yields as a result of increased higher average cash balances of $312.9 million, earning just 0.12% due to deposit growth associated with the PPP loan funds and consumer stimulus checks, as well as the addition of approximately $450.0 million of PPP loan balances with coupon rates of 1.00%.

Provision for Loan Losses

        The provision for loan losses increased by $68.3 million, or 613.0%, to $79.4 million for the six months ended June 30, 2020 from $11.1 million for the six months ended June 30, 2019.  This increase was largely driven by the estimated economic impact of COVID-19 representing approximately $45.0 million of the increase for the six months ended June 30, 2020 and additional provision expense of approximately $18.2 million as a result of the integration of MutualBank loans.

Total nonaccrual loans increased by $46.6 million to $115.5 million, or 1.06% of total loans, at June 30, 2020 from $67.7 million, or 0.77% of total loans at June 30, 2019. Annualized net charge-offs to average loans increased to 0.35% for the six months ended June 30, 2020 from 0.32% for the six months ended June 30, 2019.

In determining the amount of the current period provision, we considered current economic conditions, including but not limited to unemployment levels, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience.  We analyze the allowance for credit losses as described in the section entitled "Allowance for Credit Losses."  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at June 30, 2020.

Noninterest Income

Noninterest income increased by $18.4 million, or 41.0%, to $63.5 million for the six months ended June 30, 2020 from $45.0 million for the six months ended June 30, 2019. This increase was primarily due to a $12.8 million increase in mortgage banking income due to continued efforts to expand our secondary market sales capabilities, as well as an interest rate environment conducive to refinance activity and attractive secondary market pricing. Additionally, service charges and fees increased by $2.8 million, or 11.0%, as a result of recent changes to per item fee structures and increased customer activity from the MutualBank acquisition and trust and other financial services income increased by $1.2 million, or 13.7%, due to the additional trust fee income as a result of the MutualBank acquisition.

Noninterest Expense

Noninterest expense increased by $18.8 million, or 12.6%, to $167.8 million for the six months ended June 30, 2020, from $148.9 million for the six months ended June 30, 2019.  This increase resulted primarily from an increase in acquisition expense of $9.1 million due to expenses incurred as part of the MutualBank acquisition on April 24, 2020. Other expenses increased by $6.0 million, or 89.2%, primarily due to the increase in the reserve for unfunded commitments as a result of an increase in unfunded commitments and the estimated economic impact of COVID-19. In addition, compensation and employee benefits expense increased $2.6 million, or 3.2%, primarily due to internal growth in compensation and staff as well as both the addition of MutualBank employees in April of 2020 and the addition of UCB employees in March of 2019 which was offset slightly by an increase in deferred loan costs directly related to the origination of PPP loans during the current quarter.

Income Taxes

The provision for income taxes decreased by $14.2 million, or 100.9%, to a tax benefit of $122,000 for the six months ended June 30, 2020 from a tax expense of $14.1 million for the six months ended June 30, 2019. This decrease was primarily due to the decrease in income before tax of $63.9 million, or 97.5%. Our effective tax rate for the six months ended June 30, 2020 was (7.5)% compared to 21.5% for the six months ended June 30, 2019. We anticipate our effective tax rate to be between 19.0% and 22.0% for the year ending December 31, 2020.

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

	Quarter ended June 30,
	2020			2019
	Average balance	Interest	Avg. yield/ cost (g)	Average balance	Interest	Avg. yield/ cost (g)
Assets
Interest-earning assets:
Residential mortgage loans	$3,092,392	29,019	3.75%	$2,857,425	29,300	4.10%
Home equity loans	1,415,091	13,806	3.92%	1,319,056	17,717	5.39%
Consumer loans	1,375,130	14,993	4.39%	945,080	10,736	4.57%
Commercial real estate loans	3,156,749	34,595	4.34%	2,801,953	35,537	5.02%
Commercial loans	1,161,228	11,269	3.84%	670,613	7,966	4.70%
Loans receivable (a) (b) (d) (includes FTE adjustments of $669 and $339, respectively)	10,200,590	103,682	4.09%	8,594,127	101,256	4.73%
Mortgage-backed securities (c)	714,657	4,038	2.26%	644,887	4,280	2.65%
Investment securities (c) (d) (includes FTE adjustments of $241 and $63, respectively)	170,309	1,244	2.92%	226,325	1,198	2.12%
FHLB stock, at cost	22,192	309	5.60%	16,117	316	7.86%
Other interest-earning deposits	623,870	185	0.12%	20,983	159	3.00%
Total interest-earning assets (includes FTE adjustments of $910 and $402, respectively)	11,731,618	109,458	3.75%	9,502,439	107,209	4.53%
Noninterest-earning assets (e)	1,858,513			910,225

Total assets	$13,590,131			$10,412,664

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$1,884,202	648	0.14%	$1,696,715	777	0.18%
Interest-bearing demand deposits	2,428,060	812	0.13%	1,674,779	1,569	0.38%
Money market deposit accounts	2,204,810	1,600	0.29%	1,776,558	3,433	0.78%
Time deposits	1,761,260	6,276	1.43%	1,561,034	6,705	1.72%
Borrowed funds (f)	371,700	296	0.32%	147,119	413	1.13%
Junior subordinated debentures	127,472	837	2.60%	121,757	1,307	4.25%
Total interest-bearing liabilities	8,777,504	10,469	0.48%	6,977,962	14,204	0.82%
Noninterest-bearing demand deposits (g)	2,401,368			1,888,697
Noninterest-bearing liabilities	882,391			225,623

Total liabilities	12,061,263			9,092,282

Shareholders’ equity	1,528,868			1,320,382

Total liabilities and shareholders’ equity	$13,590,131			$10,412,664

Net interest income/Interest rate spread		98,989	3.27%		93,005	3.71%

Net interest-earning assets/Net interest margin	$2,954,114		3.38%	$2,524,477		3.91%

Ratio of interest-earning assets to interest-bearing liabilities	1.34X			1.36X
(a)Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.
(b)Interest income includes accretion/amortization of deferred loan fees/expenses, which were not material.
(c)Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.
(d)Interest income on tax-free investment securities and tax-free loans are presented on a fully taxable equivalent ("FTE") basis.
(e)Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.
(f)Average balances include FHLB borrowings and collateralized borrowings.
(g)Average cost of deposits were 0.35% and 0.58%, respectively.
(h)Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 4.06% and 4.71%, respectively; investment securities — 2.36% and 2.01%, respectively; interest-earning assets — 3.72% and 4.51%, respectively. GAAP basis net interest rate spreads were 3.24% and 3.69%, respectively; and GAAP basis net interest margins were 3.34% and 3.90%, respectively.

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

	For the quarter ended June 30, 2020 vs. 2019
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$(13,626)	16,052	2,426
Mortgage-backed securities	(636)	394	(242)
Investment securities	455	(408)	47
FHLB stock, at cost	(91)	83	(8)
Other interest-earning deposits	(153)	179	26
Total interest-earning assets	(14,051)	16,300	2,249

Interest-bearing liabilities:
Savings deposits	(191)	61	(130)
Interest-bearing demand deposits	(1,005)	248	(757)
Money market deposit accounts	(2,134)	302	(1,832)
Time deposits	(1,124)	694	(430)
Borrowed funds	(295)	178	(117)
Junior subordinated debentures	(508)	39	(469)
Total interest-bearing liabilities	(5,257)	1,522	(3,735)

Net change in net interest income	$(8,794)	14,778	5,984

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

	Six months ended June 30,
	2020			2019
	Average balance	Interest	Avg. yield/ cost (g)	Average balance	Interest	Avg. yield/ cost (g)
Assets
Interest-earning assets:
Residential mortgage loans	$2,969,096	57,081	3.85%	$2,850,031	58,582	4.11%
Home equity loans	1,380,076	28,607	4.17%	1,292,662	33,765	5.27%
Consumer loans	1,249,233	27,153	4.37%	909,007	20,927	4.64%
Commercial real estate loans	2,952,084	66,032	4.42%	2,681,848	66,303	4.92%
Commercial loans	936,924	20,124	4.25%	643,005	16,933	5.24%
Loans receivable (a) (b) (d) (includes FTE adjustments of $1,011 and $658, respectively)	9,487,413	198,997	4.22%	8,376,553	196,510	4.73%
Mortgage-backed securities (c)	691,564	8,213	2.38%	624,786	8,245	2.64%
Investment securities (c) (d) (includes FTE adjustments of $289 and $111, respectively)	157,231	2,125	2.70%	226,815	2,364	2.08%
FHLB stock, at cost	19,062	571	6.02%	16,096	487	6.10%
Other interest-earning deposits	329,284	320	0.19%	16,381	259	3.14%
Total interest-earning assets (includes FTE adjustments of $1,300 and $769, respectively)	10,684,554	210,226	3.96%	9,260,631	207,865	4.53%
Noninterest-earning assets (e)	1,409,247			889,409

Total assets	$12,093,801			$10,150,040

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$1,747,656	1,375	0.16%	$1,673,957	1,535	0.18%
Interest-bearing demand deposits	2,171,970	2,119	0.20%	1,588,989	2,732	0.35%
Money market deposit accounts	2,061,226	4,688	0.46%	1,735,185	6,011	0.70%
Time deposits	1,645,077	12,557	1.54%	1,497,208	12,351	1.66%
Borrowed funds (f)	305,910	1,005	0.66%	202,029	1,419	1.42%
Junior subordinated debentures	124,638	1,875	2.98%	118,242	2,463	4.14%
Total interest-bearing liabilities	8,056,477	23,619	0.59%	6,815,610	26,511	0.78%
Noninterest-bearing demand deposits (g)	2,022,177			1,699,496
Noninterest-bearing liabilities	575,658			336,600

Total liabilities	10,654,312			8,851,706

Shareholders’ equity	1,439,489			1,298,334

Total liabilities and shareholders’ equity	$12,093,801			$10,150,040

Net interest income/Interest rate spread		186,607	3.37%		181,354	3.75%

Net interest-earning assets/Net interest margin	$2,628,077		3.49%	$2,445,021		3.92%

Ratio of interest-earning assets to interest-bearing liabilities	1.33X			1.36X
(a)Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.
(b)Interest income includes accretion/amortization of deferred loan fees/expenses, which were not material.
(c)Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.
(d)Interest income on tax-free investment securities and tax-free loans are presented on a fully taxable equivalent ("FTE") basis.
(e)Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.
(f)Average balances include FHLB borrowings and collateralized borrowings.
(g)Average cost of deposits were 0.43% and 0.56%, respectively.
(h)Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 4.20% and 4.71%, respectively; investment securities — 2.34% and 1.99%, respectively; interest-earning assets — 3.93% and 4.51%, respectively. GAAP basis net interest rate spreads were 3.34% and 3.73%, respectively; and GAAP basis net interest margins were 3.47% and 3.90%, respectively.

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

	For the six months ended June 30, 2020 vs. 2019
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$(21,359)	23,846	2,487
Mortgage-backed securities	(825)	793	(32)
Investment securities	701	(940)	(239)
FHLB stock, at cost	(6)	90	84
Other interest-earning deposits	(245)	306	61
Total interest-earning assets	(21,734)	24,095	2,361

Interest-bearing liabilities:
Savings deposits	(222)	62	(160)
Interest-bearing demand deposits	(1,189)	576	(613)
Money market deposit accounts	(2,081)	758	(1,323)
Time deposits	(957)	1,164	207
Borrowed funds	(759)	344	(415)
Junior subordinated debentures	(698)	110	(588)
Total interest-bearing liabilities	(5,906)	3,014	(2,892)

Net change in net interest income	$(15,828)	21,081	5,253

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity.  This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at June 30, 2020 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from June 30, 2020 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/(decrease) in net interest income	1.4%	2.2%	2.9%	(1.7)%
Projected percentage increase/(decrease) in net income	4.0%	6.3%	8.5%	(4.7)%
Projected increase/(decrease) in return on average equity	3.7%	6.0%	8.1%	(4.5)%
Projected increase/(decrease) in earnings per share	$0.04	$0.06	$0.09	$(0.04)
Projected percentage decrease in market value of equity	—%	(2.1)%	(4.9)%	(8.3)%

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

The economic impact of the COVID-19 outbreak could continue to adversely affect our financial condition and results of operations.

        In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, millions of individuals have filed claims for unemployment, and bank stocks (among others) have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the  COVID-19 outbreak on our business and our customers. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened or, in certain locations, continue to remain open. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•demand for our products and services may decline, making it difficult to grow assets and income;

•if the economy is unable to substantially reopen or remain open and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.
•as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
•a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend,
•our wealth management revenues may decline with continuing market turmoil;
•our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs;

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)   Not applicable.

b)    Not applicable.

c) During the quarter ending June 30, 2020, there were no shares of common stock repurchased.

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	August 7, 2020	By:	/s/ Ronald J. Seiffert
Ronald J. Seiffert
Chairman, President and Chief Executive Officer
(Duly Authorized Officer)

Date:	August 7, 2020	By:	/s/ Jeffrey R. White
Jeffrey R. White
Controller
(Principal Accounting Officer)