Form 10-Q
period 2020-09-30
Northwest Bancshares, Inc.
filed 2020-11-06
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
 OR
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
Common Stock ($0.01 par value), 127,801,297 shares outstanding as of October 31, 2020.

NORTHWEST BANCSHARES, INC.

Item 1.        FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$656,749	60,846
Marketable securities available-for-sale (amortized cost of $1,385,835 and $815,495, respectively)	1,409,150	819,901
Marketable securities held-to-maturity (fair value of $16,168 and $18,223, respectively)	15,333	18,036
Total cash and cash equivalents and marketable securities	2,081,232	898,783

Loans held-for-sale	25,140	7,709
Loans held for investment	10,756,712	8,800,965
Allowance for credit losses	(140,209)	(57,941)
Loans receivable, net	10,641,643	8,750,733

Federal Home Loan Bank stock, at cost	23,171	14,740
Accrued interest receivable	36,916	25,755
Real estate owned, net	2,575	950
Premises and equipment, net	166,919	147,409
Bank-owned life insurance	252,621	189,091
Goodwill	386,044	346,103
Other intangible assets, net	21,601	23,076
Other assets	176,083	97,268
Total assets	$13,788,805	10,493,908

Liabilities and shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$2,641,234	1,609,653
Interest-bearing demand deposits	2,663,878	1,944,108
Money market deposit accounts	2,396,567	1,863,998
Savings deposits	2,022,918	1,604,838
Time deposits	1,732,022	1,569,410
Total deposits	11,456,619	8,592,007

Borrowed funds	398,216	246,336
Junior subordinated debentures	128,729	121,800
Advances by borrowers for taxes and insurance	29,755	44,556
Accrued interest payable	1,002	1,142
Other liabilities	227,253	134,782
Total liabilities	12,241,574	9,140,623

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 127,801,297 and 106,859,088 shares issued and outstanding, respectively	1,278	1,069
Additional paid-in capital	1,023,827	805,750
Retained earnings	544,695	583,407
Accumulated other comprehensive loss	(22,569)	(36,941)
Total shareholders’ equity	1,547,231	1,353,285
Total liabilities and shareholders’ equity	$13,788,805	10,493,908
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except share data)

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest income:
Loans receivable	$107,241	101,091	305,226	296,943
Mortgage-backed securities	4,652	4,188	12,865	12,433
Taxable investment securities	427	884	1,514	2,718
Tax-free investment securities	655	224	1,404	643
Federal Home Loan Bank stock dividends	218	307	789	794
Interest-earning deposits	221	172	541	431
Total interest income	113,414	106,866	322,339	313,962
Interest expense:
Deposits	8,443	13,694	29,182	36,323
Borrowed funds	1,437	2,236	4,317	6,118
Total interest expense	9,880	15,930	33,499	42,441
Net interest income	103,534	90,936	288,840	271,521
Provision for credit losses	6,818	3,302	86,205	14,436
Net interest income after provision for credit losses	96,716	87,634	202,635	257,085
Noninterest income:
Gain/(loss) on sale of investments	(12)	—	161	23
Gain on sale of loans	—	826	1,302	826
Service charges and fees	14,354	13,558	42,539	38,940
Trust and other financial services income	5,376	4,609	15,200	13,248
Insurance commission income	2,331	1,887	7,098	6,210
Loss on real estate owned, net	(32)	(227)	(220)	(139)
Income from bank-owned life insurance	1,576	1,095	3,860	3,297
Mortgage banking income	11,055	1,921	24,271	2,325
Other operating income	2,022	2,500	5,931	6,464
Total noninterest income	36,670	26,169	100,142	71,194
Noninterest expense:
Compensation and employee benefits	47,371	40,816	130,166	121,012
Premises and occupancy costs	8,342	7,061	23,008	21,666
Office operations	4,626	3,197	11,719	10,036
Collections expense	1,264	747	2,382	1,994
Processing expenses	15,042	11,122	37,864	32,190
Marketing expenses	2,147	1,373	5,701	5,988
Federal deposit insurance premiums	1,498	(702)	3,116	685
Professional services	3,246	3,032	8,883	8,754
Amortization of intangible assets	1,781	1,702	5,192	4,909
Real estate owned expense	111	119	295	406
Acquisition/branch optimization expense	1,414	23	13,551	3,054
Other expenses	27	2,106	12,766	8,838
Total noninterest expense	86,869	70,596	254,643	219,532
Income before income taxes	46,517	43,207	48,134	108,747
Federal and state income taxes expense	8,467	9,793	8,345	23,906
Net income	$38,050	33,414	39,789	84,841
Basic earnings per share	$0.30	0.32	0.34	0.81
Diluted earnings per share	$0.30	0.31	0.34	0.80
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$38,050	33,414	39,789	84,841
Other comprehensive income net of tax:
Net unrealized holding gains on marketable securities:
Unrealized holding gains net of tax of $(107), $(525), $(5,286), and $(4,549), respectively	676	1,315	13,623	11,376
Reclassification adjustment for (gains)/losses included in net income, net of tax of $1, $0, $0, and $1 respectively	(1)	(1)	1	(3)
Net unrealized holding gains on marketable securities	675	1,314	13,624	11,373

Change in fair value of interest rate swaps
Unrealized holding losses on interest rate swaps, net of tax of $0, $0, $209, and $0, respectively	—	—	(946)	—
Reclassification adjustment for losses included in net income, net of tax of $(375), $0, $(375), and $0	946	—	946	—
Net change in fair value of interest rate swaps	946	—	—	—

Defined benefit plan:
Actuarial reclassification adjustments for prior period service costs and actuarial losses included in net income, net of tax of $(99), $(83), $(297), and $(250), respectively	250	208	748	626

Other comprehensive income	1,871	1,522	14,372	11,999

Total comprehensive income	$39,921	34,936	54,161	96,840
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended September 30, 2020	Shares	Amount
Beginning balance at June 30, 2020	127,838,400	$1,278	1,023,083	530,928	(24,440)	1,530,849

Comprehensive income:
Net income	—	—	—	38,050	—	38,050

Other comprehensive income, net of tax of $(581)	—	—	—	—	1,871	1,871

Total comprehensive income	—	—	—	38,050	1,871	39,921

Stock-based compensation expense	—	—	743	—	—	743

Stock-based compensation forfeited	(37,103)	—	1	—	—	1

Dividends paid ($0.19 per share)	—	—	—	(24,283)	—	(24,283)

Ending balance at September 30, 2020	127,801,297	$1,278	1,023,827	544,695	(22,569)	1,547,231

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended September 30, 2019	Shares	Amount
Beginning balance at June 30, 2019	106,614,607	$1,066	798,942	562,799	(29,219)	1,333,588

Comprehensive income:
Net income	—	—	—	33,414	—	33,414

Other comprehensive income, net of tax of $(608)	—	—	—	—	1,522	1,522

Total comprehensive income	—	—	—	33,414	1,522	34,936

Exercise of stock options	61,867	1	756	—	—	757

Stock-based compensation expense	—	—	1,684	—	—	1,684

Stock-based compensation forfeited	(18,407)	—	—	—	—	—

Dividends paid ($0.18 per share)	—	—	—	(19,195)	—	(19,195)

Ending balance at September 30, 2019	106,658,067	$1,067	801,382	577,018	(27,697)	1,351,770
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Nine months ended September 30, 2020	Shares	Amount
Beginning balance at December 31, 2019	106,859,088	$1,069	805,750	583,407	(36,941)	1,353,285

Comprehensive income:
Net income	—	—	—	39,789	—	39,789

Other comprehensive income, net of tax of $(5,749)	—	—	—	—	14,372	14,372

Total comprehensive income	—	—	—	39,789	14,372	54,161

Acquisition of MutualBank	20,658,957	206	213,200	—	—	213,406

Reclassification due to adoption of ASU No. 2016-13	—	—	—	(9,649)	—	(9,649)

Exercise of stock options	87,305	1	1,005	—	—	1,006

Stock-based compensation expense	282,691	3	3,766	—	—	3,769

Stock-based compensation forfeited	(86,744)	(1)	1	—	—	—

Other	—	—	105	—	—	105

Dividends paid ($0.57 per share)	—	—	—	(68,852)	—	(68,852)

Ending balance at September 30, 2020	127,801,297	$1,278	1,023,827	544,695	(22,569)	1,547,231

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Nine months ended September 30, 2019	Shares	Amount
Beginning balance at December 31, 2018	103,354,030	$1,034	745,926	550,374	(39,696)	1,257,638

Comprehensive income:
Net income	—	—	—	84,841	—	84,841

Other comprehensive income, net of tax of $(4,799)	—	—	—	—	11,999	11,999

Total comprehensive income	—	—	—	84,841	11,999	96,840

Acquisition of Union Community Bank ("UCB")	2,462,373	24	43,264	—	—	43,288

Reclassification due to adoption of ASU No. 2016-02	—	—	—	(1,226)	—	(1,226)

Exercise of stock options	609,722	6	6,777	—	—	6,783

Stock-based compensation expense	281,100	3	5,415	—	—	5,418

Stock-based compensation forfeited	(49,158)	—	—	—	—	—

Dividends paid ($0.54 per share)	—	—	—	(56,971)	—	(56,971)

Ending balance at September 30, 2019	106,658,067	$1,067	801,382	577,018	(27,697)	1,351,770
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine months ended September 30,
	2020	2019
Operating activities:
Net income	$39,789	84,841
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	86,205	14,436
Net gain on sale of assets	(2,322)	(490)
Gain on sale of mortgage loans, net	(16,676)	—
Net depreciation and amortization	6,625	927
Increase in other assets	(28,825)	(64,306)
Increase in other liabilities	79,299	74,974
Net amortization on marketable securities	2,240	677
Noncash compensation expense related to stock benefit plans	3,769	5,418
Noncash write-down of real estate owned	272	548
Deferred income tax (benefit)/expense	(15,812)	1,706
Origination of loans held-for-sale	(472,121)	(31,776)
Proceeds from sale of loans held-for-sale	471,367	23,764
Net cash provided by operating activities	153,810	110,719

Investing activities:
Purchase of marketable securities available-for-sale	(730,096)	(123,655)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	2,694	3,788
Proceeds from maturities and principal reductions of marketable securities available-for-sale	284,532	178,775
Proceeds from sale of marketable securities available-for-sale	8	32,389
Proceeds from bank-owned life insurance	596	2,638
Loan originations	(3,640,293)	(2,724,061)
Proceeds from loan maturities and principal reductions	3,132,329	2,288,521
Proceeds from sale of loans held for investment	50,791	46,783
Net purchases/(proceeds) of Federal Home Loan Bank stock	4,684	(5,313)
Proceeds from sale of real estate owned	1,062	3,274
Proceeds from sale of real estate owned for investment, net	455	456
Purchase of premises and equipment	(10,808)	(9,302)
Acquisitions, net of cash received	261,712	(25,834)
Net cash used in investing activities	(642,334)	(331,541)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
(in thousands)

	Nine months ended September 30,
	2020	2019
Financing activities:
Net increase in deposits	$1,247,573	307,942
Proceeds from long-term borrowings	123,247	—
Repayments of long-term borrowings	(112,253)	—
Net increase/(decrease) in short-term borrowings	(89,504)	20,868
Increase in advances by borrowers for taxes and insurance	(16,790)	(18,987)
Cash dividends paid on common stock	(68,852)	(56,971)
Proceeds from stock options exercised	1,006	6,783
Net cash provided by financing activities	1,084,427	259,635
Net increase in cash and cash equivalents	$595,903	38,813

Cash and cash equivalents at beginning of period	$60,846	68,789
Net increase in cash and cash equivalents	595,903	38,813
Cash and cash equivalents at end of period	$656,749	107,602

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $27,668 and $32,893, respectively)	$33,639	39,632
Income taxes	21,800	15,052

Business acquisitions:
Fair value of assets acquired	$2,090,599	580,407
Northwest Bancshares, Inc. common stock issued	(213,406)	(43,288)
Net cash paid	—	(42,500)
Liabilities assumed	$1,877,193	494,619

Non-cash activities:
Loan foreclosures and repossessions	$4,216	4,349
Sale of real estate owned financed by the Company	—	44
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

    The results of operations for the quarter ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other period.

Stock-Based Compensation

    On May 20, 2020, the Company awarded employees 556,476 stock options and directors 57,600 stock options with an exercise price of $9.71 and grant date fair value of $0.13 per stock option, and the Company awarded employees 261,091 restricted common shares and directors 21,600 restricted common shares with a grant date fair value of $9.71. Awarded stock options and common shares vest over a seven-year period with the first vesting occurring on the grant date. Stock-based compensation expense of $743,000 and $1.7 million for the quarters ended September 30, 2020 and 2019, and $3.8 million and $5.4 million for the nine months ended September 30, 2020 and 2019, respectively, was recognized in compensation expense relating to our stock benefit plans. At September 30, 2020, there was compensation expense of $2.5 million to be recognized for awarded but unvested stock options and $12.7 million for unvested restricted common shares.

 Income Taxes-Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. At September 30, 2020, we had no liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in other expenses and (2) refund claims in other operating income.  We recognize penalties (if any) in other expenses. We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2019, 2018, and 2017.

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

    As a result of the adoption of ASU 2016-13, referred to as Current Expected Credit Losses ("CECL"), we recognized an increase to the allowance for credit losses of $10.8 million, an increase to our reserve for off-balance sheet exposures of $2.3 million, an increase in deferred tax assets of $2.9 million and a cumulative-effect adjustment to retained earnings of $9.6 million, net of taxes, on the Consolidated Statements of Financial Condition as of January 1, 2020, with no impact on our Consolidated Statement of Income or Consolidated Statement of Cash Flows. Additionally, the adoption of CECL did not impact our held-to-maturity or our available-for-sale securities portfolio, which are primarily comprised of agency-backed mortgage securities.

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

We have elected to phase the estimated impact of CECL into regulatory capital in accordance with the interim final rule of the Board of Governors of the Federal Reserve System (FRB) and other U.S. banking agencies that became effective on March 31, 2020. As a result, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Under the interim final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period.

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

Investment Securities

We classify marketable securities at the time of purchase as held-to-maturity, available-for-sale, or trading. Securities for which management has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts on a level yield basis (amortized cost).  If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income/(loss), a separate component of shareholders’ equity, net of tax. Securities classified as available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with changes in fair value included in earnings. The cost of securities sold is determined on a specific identification basis. We held no securities classified as trading at or during the quarter ended September 30, 2020.

On a quarterly basis, we measure expected credit losses on held-to-maturity debt securities on a collective basis by major security type and all of our held-to-maturity debt securities are residential mortgage-backed securities. Accrued interest receivable on held-to-maturity debt securities totaled $1.4 million and $1.5 million at September 30, 2020 and December 31, 2019, respectively, and is excluded from estimated credit losses. All of our residential mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

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

Accrued interest receivable on available-for-sale debt securities totaled $1.7 million and $900,000 at September 30, 2020 and December 31, 2019, respectively, and is excluded from the estimate of credit losses.

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
◦Commercial real estate - owner-occupied loans - commercial real estate loans secured by residential or non-residential properties
◦Commercial loans - other commercial loans, including small business commercial loans.

Loans are reported at amortized cost. Amortized cost is the principal balance outstanding, net of any deferred purchased premiums and discounts, deferred origination fees or costs and the allowance for credit losses. Accrued interest receivable totaled $33.5 million and $23.3 million at September 30, 2020 and December 31, 2019, respectively, and was reported in accrued interest receivable on the Consolidated Statements of Financial Position. Accrued interest receivable is excluded from the amortized cost basis of loans and from the estimate of allowance for credit losses, except for loans that received six-month deferrals as a result of COVID-19. Accrued interest receivable on loans that received six-month deferrals was $4.4 million at September 30, 2020. The accrual status of these loans will be re-assessed at the end of their deferral period. Interest income on loans is credited to income as earned. Interest earned on loans for which no payments were received during the month is accrued at month end.

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

We identify certain residential mortgage loans which will be sold prior to maturity as loans held-for-sale. These loans are recorded at fair value. At September 30, 2020 and December 31, 2019, there were $25.1 million and $7.7 million of residential mortgage loans classified as held-for-sale, respectively.

Acquired loans that are not considered PCD are initially measured at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

Acquired loans may be classified as PCD loans upon acquisition if they have experienced more than insignificant credit deterioration since origination. Loans are considered to have experienced more than insignificant credit deterioration if they are greater than 30 days past due, classified special mention or worse or on nonaccrual status. An allowance for credit losses on day 1 is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The allowance is recognized on day 1 by adding it to the fair value of the loan, which is the “Day 1 amortized cost”. There is no credit loss expense recognized on PCD loans because the initial allowance is established by grossing-up the amortized cost of the PCD loan. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense.

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

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. For the purpose of calculating portfolio-level reserves, we have grouped our loans into seven segments: residential mortgage loans, home equity loans, vehicle loans, consumer loans, commercial real estate loans, commercial real estate owner-occupied and commercial loans. The allowance for credit losses is measured at the loan-level wherever possible, but it is sometimes measured at the portfolio level when there is no added benefit to being measured at the loan-level. We use a twelve-month forecasting period and revert to historical average loss rates thereafter. Reversion to the mean takes place over a twelve month period. Historical average loss rates are calculated using historical data beginning in 2009 through the current period.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This guidance removes, modifies and adds disclosure requirements for fair value measurements. On January 1, 2020, the Company adopted ASU 2018-13 on a prospective basis for the new and modified disclosures, and on a retrospective basis for disclosures that have been eliminated. The adoption of this standard did not have any effect on our results of operations or financial position. Refer to Note 10, "Disclosures About Fair Value of Financial Instruments".

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
    The following table shows the assets acquired and the liabilities assumed that were recorded at fair value on the date of acquisition (in thousands):

Consideration paid:
Northwest Bancshares, Inc. common stock issued	$213,406
Total consideration paid	213,406
Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value (1)
Cash and cash equivalents	$261,712
Investment securities available-for-sale	126,854
Loans, net	1,508,141
Federal Home Loan Bank stock	13,115
Premises and equipment	19,094
Core deposit intangible	3,717
Other assets	118,025
Deposits	(1,617,039)
Borrowings	(232,200)
Junior subordinated debentures	(6,804)
Other liabilities	(21,150)
Total identifiable net assets	$173,465
Goodwill	$39,941
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

    Direct costs related to the MutualBank merger were expensed as incurred and were $12.1 million during the nine months ended September 30, 2020, which included technology and communications costs, professional services, marketing and advertising, and other noninterest expenses.

(3)    Marketable Securities

The following table shows the portfolio of marketable securities available-for-sale at September 30, 2020 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S government and agencies:
Due after ten years	$34,000	176	—	34,176

Debt issued by government sponsored enterprises:
Due in less than one year	35,731	284	—	36,015
Due in one year through five years	253	4	—	257
Due in five years through ten years	69,135	170	(178)	69,127

Municipal securities:
Due in less than one year	4,241	18	—	4,259
Due in one year through five years	3,343	73	(2)	3,414
Due in five years through ten years	11,077	312	—	11,389
Due after ten years	92,530	2,930	—	95,460

Residential mortgage-backed securities:
Fixed rate pass-through	356,898	6,467	(102)	363,263
Variable rate pass-through	15,798	538	(18)	16,318
Fixed rate agency CMOs	710,620	13,035	(722)	722,933
Variable rate agency CMOs	52,209	369	(39)	52,539
Total residential mortgage-backed securities	1,135,525	20,409	(881)	1,155,053
Total marketable securities available-for-sale	$1,385,835	24,376	(1,061)	1,409,150

The following table shows the portfolio of marketable securities available-for-sale at December 31, 2019 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in less than one year	$14,951	40	—	14,991

Debt issued by government sponsored enterprises:
Due in less than one year	50,777	345	—	51,122
Due in one year through five years	50,229	—	(227)	50,002
Due after ten years	3,716	53	(109)	3,660

Municipal securities:
Due in less than one year	809	4	—	813
Due in one year through five years	2,891	79	—	2,970
Due in five years through ten years	10,155	148	—	10,303
Due after ten years	11,695	267	—	11,962

Corporate debt issues:
Due in five years through ten years	919	—	—	919

Residential mortgage-backed securities:
Fixed rate pass-through	142,421	1,941	(881)	143,481
Variable rate pass-through	18,933	749	(4)	19,678
Fixed rate agency CMOs	452,256	3,518	(1,606)	454,168
Variable rate agency CMOs	55,743	207	(118)	55,832
Total residential mortgage-backed securities	669,353	6,415	(2,609)	673,159
Total marketable securities available-for-sale	$815,495	7,351	(2,945)	819,901

The following table shows the portfolio of marketable securities held-to-maturity at September 30, 2020 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Residential mortgage-backed securities:
Fixed rate pass-through	$1,823	128	—	1,951
Variable rate pass-through	970	33	—	1,003
Fixed rate agency CMOs	11,936	659	—	12,595
Variable rate agency CMOs	604	15	—	619
Total residential mortgage-backed securities	15,333	835	—	16,168
Total marketable securities held-to-maturity	$15,333	835	—	16,168

The following table shows the portfolio of marketable securities held-to-maturity at December 31, 2019 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Residential mortgage-backed securities:
Fixed rate pass-through	$2,197	83	—	2,280
Variable rate pass-through	1,210	28	—	1,238
Fixed rate agency CMOs	14,016	68	—	14,084
Variable rate agency CMOs	613	8	—	621
Total residential mortgage-backed securities	18,036	187	—	18,223
Total marketable securities held-to-maturity	$18,036	187	—	18,223

The following table shows the contractual maturity of our marketable securities held-to-maturity at September 30, 2020 (in thousands):

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due in one year through five years	$1,256	1,330
Due after ten years	14,077	14,838
Total residential mortgage-backed securities	15,333	16,168
Total marketable securities held-to-maturity	$15,333	16,168

The following table shows the fair value of and gross unrealized losses on available-for-sale marketable securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2020 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$44,892	(93)	2,081	(85)	46,973	(178)
Municipal securities	178	(2)	—	—	178	(2)
Residential mortgage-backed securities - agency	236,675	(845)	6,132	(36)	242,807	(881)
Total temporarily impaired securities	$281,745	(940)	8,213	(121)	289,958	(1,061)

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

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of September 30, 2020, which were comprised of 106 individual securities, represents a credit loss impairment. All of these securities were issued by U.S. government agencies or U.S. government-sponsored agencies. There securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. The Company does not have the intent to sell these investment securities and it is likely that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company's held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored agencies. There securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Additionally, all held-to-maturity debt securities were in an unrealized gain position as of September 30, 2020. Therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2020.

The following table presents the credit quality of our held-to-maturity securities, based on the latest information available as of September 30, 2020. The credit ratings are sourced from nationally recognized rating agencies, which include Moody's and S&P, or when credit ratings cannot be sourced from the agencies, they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of September 30, 2020.

	AA+	Total
Held-to-maturity securities:
Residential mortgage-backed securities	$15,333	15,333
Total marketable securities held-to-maturity	$15,333	15,333

(4)    Loans Receivable

    The following table shows a summary of our loans receivable at amortized cost basis at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020			December 31, 2019
	Originated	Acquired	Total	Originated	Acquired	Total
Personal Banking:
Residential mortgage loans (1)	$2,794,489	348,880	3,143,369	2,785,189	82,938	2,868,127
Home equity loans	1,169,709	314,656	1,484,365	1,099,514	243,404	1,342,918
Vehicle loans	960,178	172,662	1,132,840	850,804	10,388	861,192
Consumer loans	282,042	72,201	354,243	238,343	25,597	263,940
Total Personal Banking	5,206,418	908,399	6,114,817	4,973,850	362,327	5,336,177

Commercial Banking:
Commercial real estate loans	2,123,387	644,501	2,767,888	1,915,949	312,160	2,228,109
Commercial real estate loans - owner occupied	365,580	186,275	551,855	433,099	93,182	526,281
Commercial loans	1,147,492	199,800	1,347,292	664,159	53,948	718,107
Total Commercial Banking	3,636,459	1,030,576	4,667,035	3,013,207	459,290	3,472,497
Total loans receivable, gross	8,842,877	1,938,975	10,781,852	7,987,057	821,617	8,808,674

Allowance for credit losses	(109,580)	(30,629)	(140,209)	(51,439)	(6,502)	(57,941)
Total loans receivable, net (2)	$8,733,297	1,908,346	10,641,643	7,935,618	815,115	8,750,733
(1)    Includes $25.1 million and $7.7 million of loans held-for-sale at September 30, 2020 and December 31, 2019, respectively.
(2) Includes $34.2 million and $40.2 million of net unearned income, unamortized premiums and discounts and deferred fees and costs at September 30, 2020 and December 31, 2019, respectively.

    The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended September 30, 2020 and includes the cumulative effect of adopting ASU 2016-13 (in thousands):

	Balance as of September 30, 2020	Current period provision	Charge-offs	Recoveries	Initial ACL on loans purchased with credit deterioration	Balance as of June 30, 2020
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$12,036	268	(129)	189	—	11,708
Home equity loans	9,585	183	(88)	127	—	9,363
Vehicle loans	16,713	4,111	(1,763)	530	—	13,835
Consumer loans	3,147	1,871	(1,593)	363	—	2,506
Total Personal Banking	41,481	6,433	(3,573)	1,209	—	37,412

Commercial Banking:
Commercial real estate loans	73,410	780	(470)	267	—	72,833
Commercial real estate loans - owner occupied	13,570	(1,205)	(62)	10	—	14,827
Commercial loans	11,748	810	(4,892)	316	—	15,514
Total Commercial Banking	98,728	385	(5,424)	593	—	103,174
Total	$140,209	6,818	(8,997)	1,802	—	140,586

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$3	3	—	—	—	—
Home equity loans	40	2	—	—	—	38
Total Personal Banking	43	5	—	—	—	38

Commercial Banking:
Commercial real estate loans	2,423	(2,712)	—	—	—	5,135
Commercial real estate loans - owner occupied	469	(157)	—	—	—	626
Commercial loans	3,312	(1,072)	—	—	—	4,384
Total Commercial Banking	6,204	(3,941)	—	—	—	10,145
Total off-balance sheet exposure	$6,247	(3,936)	—	—	—	10,183
.

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended September 30, 2019, prior to the adoption of ASU 2016-13 (in thousands):

	Balance as of September 30, 2019	Current period provision	Charge-offs	Recoveries	Balance as of June 30, 2019
Originated loans
Personal Banking:
Residential mortgage loans	$2,507	(1,361)	(109)	68	3,909
Home equity loans	2,791	(81)	(176)	58	2,990
Consumer loans	12,175	3,779	(2,975)	605	10,766
Total Personal Banking	17,473	2,337	(3,260)	731	17,665

Commercial Banking:
Commercial real estate loans	20,215	(1,206)	(261)	720	20,962
Commercial loans	9,729	958	(1,118)	87	9,802
Total Commercial Banking	29,944	(248)	(1,379)	807	30,764
Total originated loans	47,417	2,089	(4,639)	1,538	48,429

Acquired loans
Personal Banking:
Residential mortgage loans	92	41	(81)	28	104
Home equity loans	295	220	(290)	21	344
Consumer loans	554	63	(103)	83	511
Total Personal Banking	941	324	(474)	132	959

Commercial Banking:
Commercial real estate loans	3,622	1,155	(128)	24	2,571
Commercial loans	879	(266)	(33)	30	1,148
Total Commercial Banking	4,501	889	(161)	54	3,719
Total acquired loans	5,442	1,213	(635)	186	4,678

Total	$52,859	3,302	(5,274)	1,724	53,107

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2020 and includes the cumulative effect of adopting ASU 2016-13 (in thousands):

	Balance as of September 30, 2020	Current period provision	Charge-offs	Recoveries	Initial ACL on loans purchased with credit deterioration	Cumulative effect of ASU 2016-13*	Balance as of December 31, 2019
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$12,036	1,132	(510)	304	1,095	7,441	2,574
Home equity loans	9,585	536	(550)	408	216	5,786	3,189
Vehicle loans	16,713	12,419	(5,369)	1,294	235	842	7,292
Consumer loans	3,147	3,600	(4,666)	1,179	157	(2,424)	5,301
Total Personal Banking	41,481	17,687	(11,095)	3,185	1,703	11,645	18,356

Commercial Banking:
Commercial real estate loans	73,410	50,018	(1,470)	1,011	5,720	2,288	15,843
Commercial real estate loans - owner occupied	13,570	5,642	(83)	25	963	1,278	5,745
Commercial loans	11,748	12,858	(16,056)	909	459	(4,419)	17,997
Total Commercial Banking	98,728	68,518	(17,609)	1,945	7,142	(853)	39,585
Total	$140,209	86,205	(28,704)	5,130	8,845	10,792	57,941

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$3	3	—	—	—	—	—
Home equity loans	40	10	—	—	—	(293)	323
Consumer loans	—	—	—	—	—	(402)	402
Total Personal Banking	43	13	—	—	—	(695)	725

Commercial Banking:
Commercial real estate loans	2,423	412	—	—	—	1,934	77
Commercial real estate loans - owner occupied	469	378	—	—	—	88	3
Commercial loans	3,312	2,220	—	—	—	923	169
Total Commercial Banking	6,204	3,010	—	—	—	2,945	249
Total off-balance sheet exposure	$6,247	3,023	—	—	—	2,250	974
* Includes the impact of the initial allowance on PCD loans of $517,000.

During the nine months ended September 30, 2020, we sold $50.0 million of loans that were classified as held-for-investment, for a gain of $1.3 million, which is reported in gain on sale of loans on the Consolidated Statements of Income. No loans were sold during the three months ended September 30, 2020.

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2019, prior to the adoption of ASU 2016-13 (in thousands):

	Balance as of September 30, 2019	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2018
Originated loans
Personal Banking:
Residential mortgage loans	$2,507	(991)	(847)	291	4,054
Home equity loans	2,791	36	(536)	107	3,184
Consumer loans	12,175	7,737	(8,492)	1,850	11,080
Total Personal Banking	17,473	6,782	(9,875)	2,248	18,318

Commercial Banking:
Commercial real estate loans	20,215	(2,177)	(4,978)	991	26,379
Commercial loans	9,729	4,769	(2,449)	355	7,054
Total Commercial Banking	29,944	2,592	(7,427)	1,346	33,433
Total originated loans	47,417	9,374	(17,302)	3,594	51,751

Acquired loans
Personal Banking:
Residential mortgage loans	92	50	(97)	56	83
Home equity loans	295	249	(472)	170	348
Consumer loans	554	131	(173)	177	419
Total Personal Banking	941	430	(742)	403	850

Commercial Banking:
Commercial real estate loans	3,622	1,432	(382)	576	1,996
Commercial loans	879	3,200	(3,059)	121	617
Total Commercial Banking	4,501	4,632	(3,441)	697	2,613
Total acquired loans	5,442	5,062	(4,183)	1,100	3,463

Total	$52,859	14,436	(21,485)	4,694	55,214

    The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at September 30, 2020 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans (1)	Loans 90 days past due and accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$3,143,369	12,036	16,514	—	8,464	891	—
Home equity loans	1,484,365	9,585	9,274	—	2,090	578	26
Vehicle loans	1,132,840	16,713	5,659	—	—	—	—
Consumer loans	354,243	3,147	938	495	1	—	—
Total Personal Banking	6,114,817	41,481	32,385	495	10,555	1,469	26

Commercial Banking:
Commercial real estate loans	2,767,888	73,410	57,794	—	18,599	1,625	71
Commercial real estate loans - owner occupied	551,855	13,570	3,749	—	920	186	349
Commercial loans	1,347,292	11,748	12,870	—	4,730	195	236
Total Commercial Banking	4,667,035	98,728	74,413	—	24,249	2,006	656

Total	$10,781,852	140,209	106,798	495	34,804	3,475	682
(1)Includes $17.1 million of nonaccrual TDRs.

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

Following the adoption of CECL as of January 1, 2020, the definitions of impairment and related impaired loan disclosures were removed. Under CECL, we present the amortized cost of our loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the nine months ended September 30, 2020 (in thousands):

	Nonaccrual loans at January 1, 2020	Nonaccrual loans at September 30, 2020 with an allowance	Nonaccrual loans with no allowance	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$14,476	16,514	—	—
Home equity loans	6,745	8,818	456	—
Vehicle loans	3,147	5,562	97	—
Consumer loans	1,079	927	11	495
Total Personal Banking	25,447	31,821	564	495

Commercial Banking:
Commercial real estate loans	18,832	40,123	17,671	—
Commercial real estate loans - owner occupied	16,032	3,748	1	—
Commercial loans	8,559	8,790	4,080	—
Total Commercial Banking	43,423	52,661	21,752	—

Total	$68,870	84,482	22,316	495

During the three and nine months ended September 30, 2020, we recognized $186,000 and $574,000 of interest income on nonaccrual loans.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2020 (in thousands):

	Real estate	Equipment	Other	Total
Personal Banking:
Residential mortgage loans	$1,338	—	—	1,338
Home equity loans	100	—	—	100
Total Personal Banking	1,438	—	—	1,438

Commercial Banking:
Commercial real estate loans	32,390	—	2,080	34,470
Commercial loans	4,280	2,003	1,575	7,858
Total Commercial Banking	36,670	2,003	3,655	42,328

Total	$38,108	2,003	3,655	43,766

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

In March 2020 and August 2020, joint statements were issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, six months is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented. The guidance also provides that these modified loans generally will not be classified as nonaccrual during the term of the modification. For borrowers who are 30 days or more past due when enrolling in a loan modification program related to the COVID-19 pandemic, we evaluate the loan modifications under our existing TDR framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR and will generally not accrue interest.

The following table provides a roll forward of troubled debt restructurings for the periods indicated (dollars in thousands):

	For the quarter ended September 30,
	2020		2019
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	167	$35,450	183	$31,269
New TDRs	7	803	3	520
Re-modified TDRs	3	6,679	8	4,773
Net paydowns	—	(8,127)	—	(5,668)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	—	—	—	—
Vehicle loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Commercial real estate loans - owner occupied	—	—	—	—
Commercial loans	—	—	2	(235)
Paid-off loans:
Residential mortgage loans	—	—	—	—
Home equity loans	—	—	3	(68)
Vehicle loans	—	—	—	—
Commercial real estate loans	—	—	3	(289)
Commercial real estate loans - owner occupied	—	—	—	—
Commercial loans	1	(1)	1	(2)
Ending TDR balance:	173	$34,804	177	$30,300
Accruing TDRs		$17,684		$21,162
Nonaccrual TDRs		17,120		9,138

	For the nine months ended September 30,
	2020		2019
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	176	$31,999	195	$33,608
New TDRs	10	889	5	826
Re-modified TDRs	5	9,720	8	4,773
Net paydowns	—	(7,192)	—	(6,454)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	1	(10)	—	—
Vehicle loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Commercial real estate loans - owner occupied	—	—	—	—
Commercial loans	—	—	2	(235)
Paid-off loans:
Residential mortgage loans	2	(330)	4	(180)
Home equity loans	2	(3)	7	(143)
Vehicle loans	—	—	—	—
Commercial real estate loans	1	(26)	9	(1,893)
Commercial real estate loans - owner occupied	1	(25)	—	—
Commercial loans	6	(218)	1	(2)
Ending TDR balance:	173	$34,804	177	$30,300
Accruing TDRs		$17,684		$21,162
Nonaccrual TDRs		17,120		9,138

    The following tables provide information related to TDRs (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (in thousands):

	For the quarter ended September 30, 2020				For the nine months ended September 30, 2020
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Personal Banking:
Residential mortgage loans	1	$90	89	1	1	$90	89	1
Home equity loans	—	—	—	—	2	86	81	14
Vehicle loans	—	—	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	1	90	89	1	3	176	170	15

Commercial Banking:
Commercial real estate loans	5	7,096	7,040	816	5	7,096	7,040	816
Commercial real estate loans - owner occupied	—	—	—	—	1	58	51	10
Commercial loans	4	444	353	—	5	2,944	2,354	2
Total Commercial Banking	9	7,540	7,393	816	11	10,098	9,445	828

Total	10	$7,630	7,482	817	14	$10,274	9,615	843

	For the quarter ended September 30, 2019				For the nine months ended September 30, 2019
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Personal Banking:
Residential mortgage loans	1	$121	121	8	1	$121	121	8
Home equity loans	1	12	11	2	1	12	11	2
Vehicle loans	—	—	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	2	133	132	10	2	133	132	10

Commercial Banking:
Commercial real estate loans	8	6,014	5,120	549	9	6,314	5,417	581
Commercial real estate loans - owner occupied	—	—	—	—	—	—	—	—
Commercial loans	1	55	41	4	2	65	50	5
Total Commercial Banking	9	6,069	5,161	553	11	6,379	5,467	586

Total	11	$6,202	5,293	563	13	$6,512	5,599	596

The following table provides information as of September 30, 2020 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended September 30, 2020 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$—	—	89	—	89
Home equity loans	—	—	—	—	—	—
Vehicle loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	1	—	—	89	—	89

Commercial Banking:
Commercial real estate loans	5	—	—	6,755	285	7,040
Commercial real estate loans - owner occupied	—	—	—	—	—	—
Commercial loans	4	—	114	239	—	353
Total Commercial Banking	9	—	114	6,994	285	7,393

Total	10	$—	114	7,083	285	7,482

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

The following table provides information as of September 30, 2020 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the nine months ended September 30, 2020 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$—	—	89	—	89
Home equity loans	2	66	—	15	—	81
Vehicle loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	3	66	—	104	—	170

Commercial Banking:
Commercial real estate loans	5	—	—	6,755	285	7,040
Commercial real estate loans - owner occupied	1	—	—	51	—	51
Commercial loans	5	—	114	239	2,001	2,354
Total Commercial Banking	11	—	114	7,045	2,286	9,445

Total	14	$66	114	7,149	2,286	9,615

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

No TDRs modified within the previous 12 months of September 30, 2020 subsequently defaulted.

The following table provides information related to troubled debt restructurings modified within the previous twelve months of September 30, 2019 that subsequently defaulted:

	For the quarter ended September 30, 2019				For the nine months ended September 30, 2019
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	$—	—	—
Home equity loans	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—	—	—

Business Banking:
Commercial real estate loans	—	—	—	—	2	2,785	2,775	5
Commercial loans	1	134	126	104	2	284	276	104
Total Business Banking	1	134	126	104	4	3,069	3,051	109

Total	1	$134	126	104	4	$3,069	3,051	109

The following table provides information related to the amortized cost basis of loan payment delinquencies at September 30, 2020 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$736	4,788	14,750	20,274	3,123,095	3,143,369	—
Home equity loans	4,984	1,860	7,845	14,689	1,469,676	1,484,365	—
Vehicle loans	5,980	2,281	4,530	12,791	1,120,048	1,132,839	—
Consumer loans	2,606	768	1,317	4,691	349,553	354,244	495
Total Personal Banking	14,306	9,697	28,442	52,445	6,062,372	6,114,817	495

Commercial Banking:
Commercial real estate loans	3,463	4,212	33,509	41,184	2,726,704	2,767,888	—
Commercial real estate loans - owner occupied	1,627	—	1,987	3,614	548,241	551,855	—
Commercial loans	1,797	357	6,310	8,464	1,338,828	1,347,292	—
Total Commercial Banking	6,887	4,569	41,806	53,262	4,613,773	4,667,035	—
Total loans	$21,193	14,266	70,248	105,707	10,676,145	10,781,852	495

The following table provides information related to loan payment delinquencies at December 31, 2019 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing (1)
Originated loans
Personal Banking:
Residential mortgage loans	$20,447	5,572	11,080	37,099	2,748,090	2,785,189	—
Home equity loans	5,119	2,096	4,573	11,788	1,088,136	1,100,023	—
Consumer loans	8,969	3,198	3,467	15,634	1,073,103	1,088,638	—
Total Personal Banking	34,535	10,866	19,120	64,521	4,909,329	4,973,850	—

Commercial Banking:
Commercial real estate loans	5,598	1,387	17,959	24,944	2,324,104	2,349,048	—
Commercial loans	987	6,360	4,296	11,643	652,516	664,159	—
Total Commercial Banking	6,585	7,747	22,255	36,587	2,976,620	3,013,207	—
Total originated loans	41,120	18,613	41,375	101,108	7,885,949	7,987,057	—

Acquired loans
Personal Banking:
Residential mortgage loans	2,849	121	1,695	4,665	78,273	82,938	93
Home equity loans	1,350	309	1,115	2,774	240,630	243,404	53
Consumer loans	239	104	144	487	35,498	35,985	1
Total Personal Banking	4,438	534	2,954	7,926	354,401	362,327	147

Commercial Banking:
Commercial real estate loans	2,323	303	7,055	9,681	395,661	405,342	—
Commercial loans	200	43	443	686	53,262	53,948	—
Total Commercial Banking	2,523	346	7,498	10,367	448,923	459,290	—
Total acquired loans	6,961	880	10,452	18,293	803,324	821,617	147

Total	$48,081	19,493	51,827	119,401	8,689,273	8,808,674	147
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

Based on the most recent analysis performed, the amortized cost basis by risk category of loans by class of loans by origination year is as follows as of September 30, 2020 (in thousands):

	Year to date September 30, 2020	2019	2018	2017	2016	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$533,214	460,757	258,525	277,416	233,974	1,353,556	—	—	3,117,442
Substandard	—	—	714	1,060	511	23,642	—	—	25,927
Total residential mortgage loans	533,214	460,757	259,239	278,476	234,485	1,377,198	—	—	3,143,369
Home equity loans
Pass	215,458	210,955	103,761	96,142	88,061	239,862	478,598	39,082	1,471,919
Substandard	—	161	283	231	885	5,328	3,517	2,041	12,446
Total home equity loans	215,458	211,116	104,044	96,373	88,946	245,190	482,115	41,123	1,484,365
Vehicle loans
Pass	339,078	392,873	246,281	81,517	37,416	28,701	—	—	1,125,866
Substandard	165	2,008	2,058	1,406	702	635	—	—	6,974
Total vehicle loans	339,243	394,881	248,339	82,923	38,118	29,336	—	—	1,132,840
Consumer loans
Pass	110,146	93,152	39,398	19,837	8,990	13,010	65,388	2,322	352,243
Substandard	108	393	119	137	49	597	565	32	2,000
Total consumer loans	110,254	93,545	39,517	19,974	9,039	13,607	65,953	2,354	354,243
Total Personal Banking	1,198,169	1,160,299	651,139	477,746	370,588	1,665,331	548,068	43,477	6,114,817
Business Banking:
Commercial real estate loans
Pass	280,895	473,395	336,430	281,719	208,590	751,165	37,879	12,005	2,382,078
Special Mention	637	4,429	14,314	35,233	17,234	8,964	862	856	82,529
Substandard	33,637	1,126	59,756	49,370	20,786	133,612	2,196	2,798	303,281
Total commercial real estate loans	315,169	478,950	410,500	366,322	246,610	893,741	40,937	15,659	2,767,888
Commercial real estate loans - owner occupied
Pass	19,864	76,063	97,694	85,894	57,933	122,450	6,905	1,730	468,533
Special Mention	—	6,217	5,280	862	3,888	7,740	3,557	—	27,544
Substandard	—	18,285	899	13,094	4,063	17,735	1,284	418	55,778
Total commercial real estate loans - owner occupied	19,864	100,565	103,873	99,850	65,884	147,925	11,746	2,148	551,855
Commercial loans
Pass	587,698	114,419	65,990	66,647	57,539	52,649	294,346	15,967	1,255,255
Special Mention	5,003	1,228	1,547	2,063	6,300	170	24,320	—	40,631
Substandard	1,411	2,870	3,767	1,154	1,280	7,760	25,353	7,811	51,406
Total commercial loans	594,112	118,517	71,304	69,864	65,119	60,579	344,019	23,778	1,347,292
Total Business Banking	929,145	698,032	585,677	536,036	377,613	1,102,245	396,702	41,585	4,667,035

Total loans	$2,127,314	1,858,331	1,236,816	1,013,782	748,201	2,767,576	944,770	85,062	10,781,852
    For the nine months ended September 30, 2020, $17.2 million of revolving loans were converted to term loans.

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

    During the nine months ending September 30, 2020 we purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of these loans is as follows (in thousands):

Total
Purchase price of loans at acquisition	$244,546
Allowance for credit losses at acquisition	(8,845)
Non-credit premium at acquisition	4,154
Par value of acquired loans at acquisition	$239,855

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

The following table provides information related to acquired impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2019 prior to the adoption of ASU 2016-13 (in thousands):

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income recognized
Personal Banking:
Residential mortgage loans	$742	1,232	7	866	147
Home equity loans	715	1,569	25	861	114
Consumer loans	7	34	1	18	12
Total Personal Banking	1,464	2,835	33	1,745	273

Commercial Banking:
Commercial real estate loans	3,433	4,268	6	3,509	273
Commercial loans	78	84	1	78	5
Total Commercial Banking	3,511	4,352	7	3,587	278

Total loans	$4,975	7,187	40	5,332	551

(5)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	September 30, 2020	December 31, 2019
Amortizable intangible assets:
Core deposit intangibles - gross	$71,183	71,183
Acquisitions	3,717	—
Less: accumulated amortization	(55,448)	(50,934)
Core deposit intangibles - net	19,452	20,249
Customer and Contract intangible assets - gross	12,775	12,775
Less: accumulated amortization	(10,626)	(9,948)
Customer and Contract intangible assets - net	2,149	2,827
Total intangible assets - net	$21,601	23,076

The following table shows the actual aggregate amortization expense for the quarters ended September 30, 2020 and 2019, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended September 30, 2020	$1,781
For the quarter ended September 30, 2019	1,702
For the nine months ended September 30, 2020	5,192
For the nine months ended September 30, 2019	4,909
For the year ending December 31, 2020	6,856
For the year ending December 31, 2021	5,902
For the year ending December 31, 2022	4,681
For the year ending December 31, 2023	3,592
For the year ending December 31, 2024	2,692
For the year ending December 31, 2025	1,819

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2018	$307,420
Goodwill acquired	38,683
Balance at December 31, 2019	346,103
Goodwill acquired	39,941
Balance at September 30, 2020	$386,044

    Quarterly, the Company evaluates whether there are any triggering events that would require an update to our previous goodwill assessment. During the first quarter of 2020, the Company determined the COVID-19 pandemic and its negative effect on the global economy to be a triggering event.  As a result, the Company, with the assistance of a third-party specialist, performed a quantitative impairment analysis in accordance with ASU 2017-04 as of March 31, 2020.  This analysis indicated the aggregate fair value of Northwest Bank, the sole reporting unit of Northwest Bancshares, Inc., exceeded the carrying value and therefore goodwill was not impaired. Given the results of the quantitative goodwill analysis performed during the first quarter and the absence of any significant changes in the economic environment that would indicate a change in the conclusion of the quantitative analysis performed, the Company elected to perform a qualitative goodwill impairment test as of June 30, 2020 in accordance with ASC 350, as updated by ASU 2017-04, and concluded that goodwill was not impaired as of June 30, 2020. As of September 30, 2020, there were no events or changes in circumstances that would cause us to update that goodwill impairment test and we have concluded there is no impairment in goodwill.

(6)    Borrowed Funds

    (a)    Borrowings

	September 30, 2020
	Amount	Average rate
Term notes payable to the Federal Home Loan Bank (FHLB):
Payable to FHLB of Pittsburgh	$30,000	0.40%
Payable to the FHLB of Indianapolis acquired from MutualFirst	118,107	1.70%
Total term notes payable to the FHLB	148,107
Collateralized borrowings, due within one year	126,832	0.19%
Subordinated debentures, net of issuance costs	123,277	4.00%
Total borrowed funds	$398,216

Borrowings from the FHLB of Pittsburgh are secured by our residential first mortgage and other qualifying loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

    The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250.0 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. The revolving line of credit had no balance as of September 30, 2020 and $153.6 million at December 31, 2019.

    At September 30, 2020 and December 31, 2019, collateralized borrowings due within one year were $126.8 million and $92.7 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB.

On September 9, 2020, the Company issued $125.0 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month Secured Overnight Financing Rate (SOFR) plus 3.89% payable quarterly in arrears commencing on December 15, 2025. The subordinated debt issuance costs of approximately $1.8 million are being amortized over five years on a straight-line basis into interest expense.

(b)    Trust Preferred Securities

Prior to our merger with MutualBank on April 24, 2020, the Company had five statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust, LNB Trust II, a Delaware statutory business trust, Union National Capital Trust I ("UNCT I"), a Delaware statutory business trust, and Union National Capital Trust II ("UNCT II"), a Delaware statutory business trust (the Trusts). As a result of the merger with MutualBank, we acquired two additional statutory business trusts: MFBC Statutory Trust I and Universal Preferred Trust; both are

Delaware statutory trusts. The Trusts exist solely to issue preferred securities to third parties for cash, issue common securities to the Company in exchange for capitalization of the Trusts, invest the proceeds from the sale of trust securities in an equivalent amount of debentures of the Company, and engage in other activities that are incidental to those previously listed.

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

The following table sets forth a summary of the cumulative trust preferred securities and the junior subordinated debt held by the Trust as of September 30, 2020.

	Maturity date	Interest rate	Trust preferred securities	Junior subordinated debentures
Northwest Bancorp Capital Trust III	December 30, 2035	3-month LIBOR plus 1.38%	$50,000	$51,547
Northwest Bancorp Statutory Trust IV	December 15, 2035	3-month LIBOR plus 1.38%	50,000	51,547
LNB Trust II	June 15, 2037	3-month LIBOR plus 1.48%	7,875	8,119
Union National Capital Trust I	January 23, 2034	3-month LIBOR plus 2.85%	8,000	7,919
Union National Capital Trust II	November 23, 2034	3-month LIBOR plus 2.00%	3,000	2,707
MFBC Statutory Trust I	September 15, 2035	3-month LIBOR plus 1.70%	5,000	3,450
Universal Preferred Trust	October 7, 2035	3-month LIBOR plus 1.69%	5,000	3,440
				$128,729

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
•the trusts to become subject to federal income tax or to certain other taxes or governmental charges;
•the trusts to register as an investment company; or
•the preferred securities to no longer qualify as Tier I capital.

We may, at any time, dissolve any of the Trusts and distribute the debentures to the trust security holders, subject to receipt of any required regulatory approval.

(7)    Guarantees

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At September 30, 2020, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $44.1 million, of which $39.7 million is fully collateralized. At September 30, 2020, we had a liability which represents deferred income of $449,000 related to the standby letters of credit.

(8)    Earnings Per Share

     Basic earnings per common share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. During the quarter ended September 30, 2020, 4,828,192 stock options were not included in the computation of diluted earnings per share because the stock options’ exercise price was more than the average market price of the common shares of $9.88. All stock options outstanding during the quarter ended September 30, 2019 were included in the computation of diluted earnings per share because the stock options’ exercise price was less than the average market price of the common shares of $16.69. For the nine months ended September 30, 2020, 4,828,192 stock options were not included in the computation of diluted earnings per share because the stock options’ exercise price was more than the average market price of the common shares of $11.59. All stock options outstanding during the nine months ended September 30, 2019 were included in the computation of diluted earnings per share because the stock options’ exercise price was less than the average market price of the common shares of $17.19.

The following table sets forth the computation of basic and diluted EPS (in thousands, except share data and per share amounts):

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income available to common shareholders	$38,050	33,414	39,789	84,841

Weighted average common shares outstanding	126,855,810	105,517,707	118,088,122	104,626,560
Dilutive potential shares due to effect of stock options	—	752,837	—	1,055,055
Total weighted average common shares and dilutive potential shares	$126,855,810	106,270,544	118,088,122	105,681,615

Basic earnings per share	$0.30	0.32	0.34	0.81

Diluted earnings per share	$0.30	0.31	0.34	0.80

(9)    Pension and Other Post-Retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post-retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended September 30,
	Pension benefits		Other post-retirement benefits
	2020	2019	2020	2019
Service cost	$2,097	1,487	—	—
Interest cost	1,713	1,839	7	13
Expected return on plan assets	(3,090)	(2,759)	—	—
Amortization of prior service cost	(580)	(581)	—	—
Amortization of the net loss	925	856	4	17
Net periodic cost	$1,065	842	11	30

	Nine months ended September 30,
	Pension benefits		Other post-retirement benefits
	2020	2019	2020	2019
Service cost	$6,293	4,462	—	—
Interest cost	5,141	5,515	20	39
Expected return on plan assets	(9,272)	(8,278)	—	—
Amortization of prior service cost	(1,742)	(1,742)	—	—
Amortization of the net loss	2,773	2,568	13	51
Net periodic cost	$3,193	2,525	33	90

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At September 30, 2020 and December 31, 2019, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at September 30, 2020 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$656,749	656,749	656,749	—	—
Securities available-for-sale	1,409,150	1,409,150	—	1,409,150	—
Securities held-to-maturity	15,333	16,168	—	16,168	—
Loans receivable, net	10,616,503	10,644,954	—	—	10,644,954
Residential mortgage loans held-for-sale	25,140	25,140	—	—	25,140
Accrued interest receivable	36,916	36,916	36,916	—	—
Interest rate lock commitments	8,208	8,208	—	—	8,208
Forward commitments	1,059	1,059	—	1,059	—
Interest rate swaps not designated as hedging instruments	60,941	60,941	—	60,941	—
FHLB stock	23,171	23,171	—	—	—
Total financial assets	$12,853,170	12,882,456	693,665	1,487,318	10,678,302

Financial liabilities:
Savings and checking deposits	$9,724,597	9,724,597	9,724,597	—	—
Time deposits	1,732,022	1,762,167	—	—	1,762,167
Borrowed funds	398,216	398,246	276,733	121,513	—
Junior subordinated debentures	128,729	130,233	—	—	130,233
Interest rate swaps not designated as hedging instruments	61,694	61,694	—	61,694	—
Risk participation agreements	224	224	—	224	—
Accrued interest payable	1,002	1,002	1,002	—	—
Total financial liabilities	$12,046,484	12,078,163	10,002,332	183,431	1,892,400

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both September 30, 2020 and December 31, 2019.

    The following table represents assets and liabilities measured at fair value on a recurring basis at September 30, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	34,176	—	34,176
Government sponsored enterprises	—	105,399	—	105,399
States and political subdivisions	—	114,522	—	114,522
Total debt securities	—	254,097	—	254,097

Residential mortgage-backed securities:
GNMA	—	25,964	—	25,964
FNMA	—	212,314	—	212,314
FHLMC	—	143,783	—	143,783
Non-agency	—	474	—	474
Collateralized mortgage obligations:
GNMA	—	336,896	—	336,896
FNMA	—	250,637	—	250,637
FHLMC	—	201,153	—	201,153
Total mortgage-backed securities	—	1,171,221	—	1,171,221

Interest rate lock commitments	—	—	8,208	8,208
Forward commitments	—	1,059	—	1,059
Interest rate swaps not designated as hedging instruments	—	60,941	—	60,941
Total assets	$—	1,487,318	8,208	1,495,526

Interest rate swaps not designated as hedging instruments	$—	61,694	—	61,694
Risk participation agreements	—	224	—	224
Total liabilities	$—	61,918	—	61,918

    The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	14,991	—	14,991
Government sponsored enterprises	—	104,784	—	104,784
States and political subdivisions	—	26,048	—	26,048
Corporate	—	919	—	919
Total debt securities	—	146,742	—	146,742

Residential mortgage-backed securities:
GNMA	—	23,264	—	23,264
FNMA	—	89,259	—	89,259
FHLMC	—	50,139	—	50,139
Non-agency	—	497	—	497
Collateralized mortgage obligations:
GNMA	—	207,016	—	207,016
FNMA	—	184,682	—	184,682
FHLMC	—	118,302	—	118,302
Total mortgage-backed securities	—	673,159	—	673,159

Interest rate lock commitments	—	—	559	559
Forward commitments	—	145	—	145
Interest rate swaps	—	20,889	—	20,889
Total assets	$—	840,935	559	841,494

Interest rate swaps	$—	20,952	—	20,952
Risk participation agreements	—	39	—	39
Total liabilities	$—	20,991	—	20,991

    The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	For the quarter ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Beginning balance	$7,416	—	559	—

Total gains or losses:
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—

Interest rate lock commitments:
Net activity	792	505	7,649	505
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—
Ending balance	$8,208	505	8,208	505

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans individually assessed, mortgage servicing rights and real estate owned.

    The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of September 30, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	53,277	53,277
Real estate owned, net	—	—	2,575	2,575
Total assets	$—	—	55,852	55,852

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
The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2020 (in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	$53,277	Appraisal value (1)	Estimated cost to sell	10.0%
		Discounted cash flow	Discount rate	6.00% to 19.8% (14.24%)

Real estate owned, net	$2,575	Appraisal value (1)	Estimated cost to sell	10.0%
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

    The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the current quarter, the Company discontinued these cash flow hedges and, as a result, reclassified a $1.3 million loss into earnings as of September 30, 2020.

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

    The following table presents information regarding our derivative financial instruments for the periods indicated (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At September 30, 2020
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$553,699	60,941	553,699	61,694
Interest rate lock commitments	196,335	8,208	—	—
Forward commitments	24,081	1,059	—	—
Risk participation agreements	—	—	77,532	224
Total Derivatives	$774,115	70,208	631,231	61,918

At December 31, 2019
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$391,502	20,889	391,502	20,952
Interest rate lock commitments	24,373	559	—	—
Forward commitments	5,151	145	—	—
Risk participation agreements	—	—	41,164	39
Total derivatives	$421,026	21,593	432,666	20,991

The following table presents income or expense recognized on derivatives for the periods indicated (in thousands):

	For the quarter ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Hedging derivatives:
Increase/(decrease) in interest expense	$67	—	(35)	—

Non-hedging swap derivatives:
Decrease in other income	(353)	(125)	(875)	(195)
Increase in mortgage banking income	315	720	8,563	720

(12)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of September 30, 2020, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

    During the year-ended December 31, 2018, Northwest and our subsidiary, Northwest Insurance Services (“NWIS”), were involved in a lawsuit against, among others, First National Bank of Pennsylvania (“FNB”) and their insurance subsidiary, First National Insurance Agency, LLC (“FNIA”). All counterclaims against Northwest were discontinued and, in December 2018, a verdict was rendered in favor of NWIS on several of its claims. Post-trial proceedings have continued throughout the current year and, due to the inherent uncertainties with respect to these proceedings, we have not accrued any awards associated with this verdict within our Consolidated Financial Statements as of September 30, 2020.

(13)    Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended September 30, 2020
	Unrealized gains/(losses) on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of June 30, 2020	$16,096	(946)	(39,590)	(24,440)

Other comprehensive income before reclassification adjustments (1)	676	—	—	676
Amounts reclassified from accumulated other comprehensive income (2) (3) (4)	(1)	946	250	1,195

Net other comprehensive income	675	946	250	1,871

Balance as of September 30, 2020	$16,771	—	(39,340)	(22,569)

	For the quarter ended September 30, 2019
	Unrealized gains/(losses) on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of June 30, 2019	$3,227	—	(32,446)	(29,219)

Other comprehensive income before reclassification adjustments (5)	1,315	—	—	1,315
Amounts reclassified from accumulated other comprehensive income (6) (7)	(1)	—	208	207

Net other comprehensive income	1,314	—	208	1,522

Balance as of September 30, 2019	$4,541	—	(32,238)	(27,697)

(1)Consists of unrealized holding gains, net of tax of $107.
(2)Consists of realized gains on securities (gain on sales of investments, net) of $2, net of tax (income tax expense) of $(1).
(3)Consists of realized losses on interest rate swaps, net of tax $375.
(4)Consists of amortization of prior service cost (compensation and employee benefits) of $580 and amortization of net actuarial loss (compensation and employee benefits) of $(929), net of tax (income tax expense) of $99.
(5)Consists of unrealized holding gains, net of tax $525.
(6)Consists of realized gains on securities (gain on sales of investments, net) of $(1), net of tax (income tax expense) of $0.
(7)Consists of amortization of prior service cost (compensation and employee benefits) of $581 and amortization of net actuarial loss (compensation and employee benefits) of $(871), net of tax (income tax expense) of $83.

	For the nine months ended September 30, 2020
	Unrealized gains/(losses) on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2019	$3,147	—	(40,088)	(36,941)

Other comprehensive income before reclassification adjustments (1) (2)	13,623	(946)	—	12,677
Amounts reclassified from accumulated other comprehensive income (3) (4) (5)	1	946	748	1,695

Net other comprehensive income	13,624	—	748	14,372

Balance as of September 30, 2020	$16,771	—	(39,340)	(22,569)

	For the nine months ended September 30, 2019
	Unrealized gains/(losses) on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2018	$(6,832)	—	(32,864)	(39,696)

Other comprehensive income before reclassification adjustments (6)	11,376	—	—	11,376
Amounts reclassified from accumulated other comprehensive income (7) (8)	(3)	—	626	623

Net other comprehensive income	11,373	—	626	11,999

Balance as of September 30, 2019	$4,541	—	(32,238)	(27,697)

(1)Consists of unrealized holding gains, net of tax of $5,286.
(2)Consists of unrealized holding losses, net of tax $(209).
(3)Consists of realized gains on securities (gain on sales of investments, net) of $(1), net of tax (income tax expense) of $0.
(4)Consists of realized losses on interest rate swaps, net of tax of $375.
(5)Consists of amortization of prior service cost (compensation and employee benefits) of $1,741 and amortization of net actuarial loss (compensation and employee benefits) of $(2,786), net of tax (income tax expense) of $297.
(6)Consists of unrealized holding gains, net of tax $4,549.
(7)Consists of realized gains on securities (gain on sales of investments, net) of $4, net of tax (income tax expense) of $1.
(8)Consists of amortization of prior service cost (compensation and employee benefits) of $1,742 and amortization of net actuarial loss (compensation and employee benefits) of $(2,618), net of tax (income tax expense) of $250.

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

Comparison of Financial Condition

On April 24, 2020, we acquired all of the outstanding common shares of MutualFirst Financial, Inc., the holding company for MutualBank, for total consideration of $213.4 million, and thereby acquired MutualBank's 36 branch locations throughout the state of Indiana. As a result, we acquired assets with a fair value of $2.091 billion, including loans with a fair value of $1.517 billion, and we assumed deposits of $1.617 billion. Under the terms of the Merger Agreement, each share of common stock of MutualBank converted into the right to receive 2.4 shares of the Company's common stock.

Total assets at September 30, 2020 were $13.789 billion, an increase of $3.295 billion, or 31.4%, from $10.494 billion at December 31, 2019.  This increase in assets was largely due to the addition of $2.091 billion, at fair value, of assets related to the acquisition of MutualBank.

Total cash and cash equivalents increased by $595.9 million to $656.7 million at September 30, 2020 from $60.8 million at December 31, 2019. This increase was primarily due to the increase in customer deposit balances associated with the Paycheck Protection Program ("PPP") loan funds and consumer stimulus checks as well as an increase of $261.7 million from the acquisition of MutualBank.

Total loans receivable increased by $1.973 billion, or 22.4%, to $10.782 billion at September 30, 2020, from $8.809 billion at December 31, 2019. This increase was primarily due to the addition of $1.517 billion of loans acquired from MutualBank, at fair value. Additionally, our legacy commercial loan portfolio increased $420.5 million, or 58.6%, primarily due to the origination of approximately $500.0 million of PPP loans during the second quarter.

     Total deposits increased by $2.865 billion, or 33.3%, to $11.457 billion at September 30, 2020 from $8.592 billion at December 31, 2019 due to both the MutualBank acquisition, which added $1.617 billion in total deposits, as well as from organic deposit growth of $1.248 billion. The organic deposit growth was associated with the PPP loan funds and consumer stimulus checks and primarily impacted our noninterest-bearing demand deposits, which increased by $698.3 million, or 43.4%, to $2.308 billion at September 30, 2020 from $1.610 billion at December 31, 2019.

Total shareholders’ equity at September 30, 2020 was $1.547 billion, or $12.11 per share, an increase of $193.9 million, or 14.3%, from $1.353 billion, or $12.66 per share, at December 31, 2019.  This increase was primarily the result of the issuance of 20,658,957 shares of our common stock at $10.33 per share for the MutualBank acquisition as well as year-to-date earnings of $39.5 million. Partially offsetting this increase was the payment of cash dividends of $68.9 million for the nine months ended September 30, 2020.

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

	At September 30, 2020
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,655,949	16.607%	$1,046,981	10.500%	$997,125	10.000%
Northwest Bank	1,445,508	14.512%	1,045,896	10.500%	996,092	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,521,913	15.263%	847,556	8.500%	797,700	8.000%
Northwest Bank	1,311,472	13.166%	846,678	8.500%	796,873	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,273,896	12.776%	697,988	7.000%	648,131	6.500%
Northwest Bank	1,311,472	13.166%	697,264	7.000%	647,460	6.500%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,521,913	10.977%	554,608	4.000%	693,260	5.000%
Northwest Bank	1,311,472	9.522%	550,907	4.000%	688,634	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

	At December 31, 2019
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,300,321	15.701%	$869,585	10.500%	$828,176	10.000%
Northwest Bank	1,146,641	13.858%	868,768	10.500%	827,398	10.000%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,242,380	15.001%	703,950	8.500%	662,541	8.000%
Northwest Bank	1,087,727	13.146%	703,288	8.500%	661,918	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,124,259	13.575%	579,723	7.000%	538,314	6.500%
Northwest Bank	1,087,727	13.146%	579,178	7.000%	537,809	6.500%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,242,380	11.913%	417,143	4.000%	521,428	5.000%
Northwest Bank	1,087,727	10.515%	413,772	4.000%	517,216	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest’s liquidity ratio at September 30, 2020 was 16.2%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At September 30, 2020, Northwest had $3.755 billion of additional borrowing capacity available with the FHLB, including $250.0 million on an overnight line of credit which had no balance, as well as $103.0 million of borrowing capacity available with the Federal Reserve Bank and $110.0 million with three correspondent banks.

Dividends

We paid $24.3 million and $19.2 million in cash dividends during the quarters ended September 30, 2020 and 2019, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) was 63.3% and 58.1% for the quarters ended September 30, 2020 and 2019, respectively, on dividends of $0.19 per share for the quarter ended September 30, 2020 and $0.18 per share for the quarter ended September 30, 2019. On October 26, 2020, the Board of Directors declared a cash dividend of $0.19 per share payable on November 16, 2020 to shareholders of record as of November 5, 2020. This represents the 104th consecutive quarter we have paid a cash dividend.

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

	September 30, 2020	December 31, 2019
	(in thousands)
Loans 90 days or more delinquent
Residential mortgage loans	$14,750	12,775
Home equity loans	7,845	5,688
Consumer loans	5,847	3,611
Commercial real estate loans	35,496	25,014
Commercial loans	6,310	4,739
Total loans 90 days or more delinquent	$70,248	51,827
Total real estate owned, net (REO)	$2,575	950
Total loans 90 days or more delinquent and REO	72,823	52,777
Total loans 90 days or more delinquent to net loans receivable	0.66%	0.59%
Total loans 90 days or delinquent and REO to total assets	0.53%	0.50%
Nonperforming loans:
Nonaccrual loans - loans 90 days or more delinquent	69,753	51,680
Nonaccrual loans - loans less than 90 days delinquent	37,045	17,190
Loans 90 days or more past due and still accruing	495	32
Total nonperforming loans	107,293	68,902
Total nonperforming assets	$109,868	69,852
Nonaccrual TDR loans (1)	$17,120	9,043
Accruing TDR loans	17,684	22,956
Total TDR loans	$34,804	31,999
(1)Included in nonaccrual loans above.

Allowance for Credit Losses

We adopted CECL on January 1, 2020, as further described in Note 1. Our Board of Directors has adopted an “Allowance for Credit Losses” policy designed to provide management with a systematic methodology for determining and documenting the allowance for credit losses each reporting period.  This methodology was developed to provide a consistent process and review procedure to ensure that the allowance for credit losses is in conformity with GAAP, our policies and procedures and other supervisory and regulatory guidelines.

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

     We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness.  As part of the analysis as of September 30, 2020, we considered the most recent economic conditions and forecasts available which incorporated the impact of COVID-19. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL increased by $82.3 million, or 142.0%, to $140.2 million, or 1.30% of total loans at September 30, 2020 from $57.9 million, or 0.66% of total loans, at December 31, 2019. Due to the adoption of CECL, our allowance increased $10.8 million. In addition, our allowance increased $8.8 million as a result of recording the initial allowance on the purchased credit deteriorated loans acquired from MutualBank. The non-purchased credit deteriorated loans acquired from MutualBank resulted in a credit mark of $28.1 million and an additional allowance of $18.2 million, as required by CECL. The estimated economic impact of COVID-19 caused us to increase our provision for credit loss expense by approximately $46.5 million for the nine months ended September 30, 2020. Loans classified as substandard increased $243.3 million to $457.8 million at September 30, 2020 from $214.5 million at December 31, 2019 this increase was primarily due to the downgrade of commercial loans in certain industries hit the hardest by COVID-19 and the addition of MutualBank loans. Loans classified as special mention decreased $33.7 million to $150.7 million at September 30, 2020 from $117.0 million at December 31, 2019.

We also consider how the levels of nonaccrual loans and historical charge-offs have influenced the required amount of allowance for credit losses. Nonaccrual loans of $106.8 million, or 0.99% of total loans receivable at September 30, 2020, increased by $37.9 million, or 55.1%, from $68.9 million, or 0.78% of total loans receivable, at December 31, 2019. As a percentage of average loans, annualized net charge-offs increased to 0.32% for the nine months ended September 30, 2020 compared to 0.23% for the year ended December 31, 2019. The increase in net charge-offs was largely impacted by a $9.1 million charge-off on one commercial loan which was previously downgraded and reserved for prior to the onset of COVID-19.

Comparison of Operating Results for the Quarters Ended September 30, 2020 and 2019

Net income for the quarter ended September 30, 2020 was $38.1 million, or $0.30 per diluted share, an increase of $4.6 million, or 13.9%, from net income of $33.4 million, or $0.31 per diluted share, for the quarter ended September 30, 2019. The increase in net income resulted from an increase in net interest income of $12.6 million, or 13.9%, an increase in noninterest income of $10.5 million, or 40.1%, and a decrease in income tax expense of $1.3 million, or 13.5%. Partially offsetting these changes were an increase in the provision for credit losses of $3.5 million, or 106.5%, and an increase in noninterest expense of $16.3 million, or 23.1%. Net income for the quarter ended September 30, 2020 represents annualized returns on average equity and average assets of 9.82% and 1.09%, respectively, compared to 9.90% and 1.25% for the same quarter last year. A further discussion of notable changes follows.

Interest Income

    Total interest income increased $6.5 million, or 6.1%, to $113.4 million for the quarter ended September 30, 2020 from $106.9 million for the quarter ended September 30, 2019. This increase is due to an increase in the average balance of interest-earning assets which increased by $3.164 billion, or 32.8%, to $12.815 billion for the quarter ended September 30, 2020 from $9.651 billion for the quarter ended September 30, 2019. This increase is due primarily to internal loan growth as well as the MutualBank acquisition. Offsetting this increase in average balance was a decrease in the average yield earned on interest-earning assets to 3.52% for the quarter ended September 30, 2020 from 4.39% for the quarter ended September 30, 2019 due to a decline in overall market interest rates.

    Interest income on loans receivable increased by $6.2 million, or 6.1%, to $107.2 million for the quarter ended September 30, 2020 compared to $101.1 million for the quarter ended September 30, 2019. This increase is primarily due to the increase in the average balance of loans receivable of $2.031 billion, or 23.2%, to $10.777 billion for the quarter ended September 30, 2020 from $8.747 billion for the quarter ended September 30, 2019. This increase is primarily due to organic loan growth of $412.8 million during the last twelve months as well as loans of $1.517 billion from the MutualBank acquisition. It should also be noted that included in loan interest income for the current quarter is $2.2 million of accretion related to MutualBank loan purchase accounting and $1.8 million of accretion related to PPP fees, net or origination costs. Partially offsetting this increase in average balance was a decrease in the average yield on loans receivable to 3.96% for the quarter ended September 30, 2020 from 4.59% for the quarter ended September 30, 2019, again due to the decrease in market interest rates as well as the addition of approximately $500.0 million of PPP loans with coupon rates of 1.00%.

    Interest income on mortgage-backed securities increased by $464,000, or 11.1%, to $4.7 million for the quarter ended September 30, 2020 from $4.2 million for the quarter ended September 30, 2019. This increase was due to an increase in the average balance of mortgage-backed securities of $363.7 million, or 56.7%, to $1.005 billion for the quarter ended September 30, 2020 from

$641.1 million for the quarter ended September 30, 2019. This increase was primarily a result of investment securities received as part of the MutualBank acquisition as well as additional purchases utilizing excess cash from deposit growth during the current year. Partially offsetting this increase was a decrease in the average yield on mortgage-backed securities to 1.85% for the quarter ended September 30, 2020 from 2.61% for the quarter ended September 30, 2019. This decrease in yield was primarily due to the assumption of mortgage-backed securities from MutualBank with market yields lower than the existing legacy Northwest portfolio due to mark-to-market purchase accounting adjustments.

    Interest income on investment securities remained flat at $1.1 million for both the quarter ended September 30, 2020 and for the quarter ended September 30, 2019. The average balance of investment securities decreased by $2.7 million, or 1.2% to $216.1 million for the quarter ended September 30, 2020 from $218.8 million for the quarter ended September 30, 2019 primarily due to the maturity or call of government agency securities and the average yield on investment securities decreased slightly to 2.00% for the quarter ended September 30, 2020 from 2.03% for the quarter ended September 30, 2019.

    Dividends on FHLB stock decreased by $89,000, or 29.0%, to $218,000 for the quarter ended September 30, 2020 from $307,000 for the quarter ended September 30, 2019. This decrease was primarily due to the decrease in average yield on FHLB stock. The average yield decreased to 3.39% for the quarter ended September 30, 2020 from 7.47% for the quarter ended September 30, 2019 as the FHLB of Pittsburgh recently decreased yields on required stock holdings in reaction to lower market interest rates. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

    Interest income on interest-earning deposits increased by $49,000, or 28.5%, to $221,000 for the quarter ended September 30, 2020 from $172,000 for the quarter ended September 30, 2019. The average balance of interest-earning deposits increased by $762.8 million to $791.6 million for the quarter ended September 30, 2020 from $28.8 million for the quarter ended September 30, 2019 due to excess liquidity from recent deposit inflows. This increase in average balance was offset by the decrease in the average yield on interest-earning deposits to 0.11% for the quarter ended September 30, 2020 from 2.33% for the quarter ended September 30, 2019 as the Federal Reserve decreased their targeted federal funds rate.

Interest Expense

Interest expense decreased by $6.1 million, or 38.0%, to $9.9 million for the quarter ended September 30, 2020 from $15.9 million for the quarter ended September 30, 2019.  This decrease in interest expense was primarily due to the decline in the average cost of interest-bearing liabilities which decreased to 0.42% for the quarter ended September 30, 2020 from 0.89% for the quarter ended September 30, 2019. This decrease resulted from decreases in the interest rate paid on deposits and borrowed funds in response to decreases in market interest rates. Partially offsetting this decrease was an increase in the average balance of interest-bearing liabilities by $2.278 billion, or 32.1%, to $9.375 billion for the quarter ended September 30, 2020 from $7.097 billion for the quarter ended September 30, 2019. This increase in average balance resulted from both internal growth in deposits and borrowings as well as the addition of $1.617 billion of deposits and $232.2 million of borrowed funds from the acquisition of MutualBank.

Net Interest Income

Net interest income increased by $12.6 million, or 13.9%, to $103.5 million for the quarter ended September 30, 2020 from $90.9 million for the quarter ended September 30, 2019.  This increase is attributable to the factors discussed above. Despite the overall increase in net interest income due primarily to balance sheet growth and the accretion of loan purchase accounting and PPP fees, our interest rate spread decreased to 3.10% for the quarter ended September 30, 2020 from 3.50% for the quarter ended September 30, 2019 and our net interest margin decreased to 3.23% for the quarter ended September 30, 2020 from 3.77% for the quarter ended September 30, 2019 primarily due to declining interest-earning asset yields. Contributing to the decline in asset yields was an increase in average cash balances of $762.8 million, earning just 0.11%, due to deposit growth associated with the PPP loan funds and consumer stimulus checks. In addition, PPP loan balances of approximately $500.0 million with coupon rates of 1.00%, have negatively impacted overall interest-earning asset yields.

Provision for Credit Losses

    The provision for credit losses increased by $3.5 million, or 106.5%, to $6.8 million for the quarter ended September 30, 2020 from $3.3 million for the quarter ended September 30, 2019. During the current year, the Company adopted ASU 2016-13, referred to as Current Expected Credit Losses ("CECL"), which requires that all financial assets measured at amortized cost be presented at the net amount expected to be collected inclusive of the entity's current estimate of all lifetime expected credit losses. In addition, the estimated economic impact of COVID-19 caused us to increase our provision expense for the quarter by approximately $1.5 million. Also contributing to this increase were the effects of an increase in annualized net charge-offs to average loans to 0.27% for the quarter ended September 30, 2020 from 0.16% for the quarter ended September 30, 2019. Lastly, total classified loans increased by $251.9 million to $457.8 million, or 4.25% of total loans, at September 30, 2020 from $205.9 million, or 2.33% of total loans at September 30, 2019 largely due to downgrades in the hotel/hospitality industry as second deferral requests were considered.

    In determining the amount of the current period provision, we considered current economic conditions, including but not limited to unemployment levels, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience.  We analyze the allowance for credit losses as described in the section entitled "Allowance for Credit Losses."  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at September 30, 2020.

Noninterest Income

Noninterest income increased by $10.5 million, or 40.1%, to $36.7 million for the quarter ended September 30, 2020 from $26.2 million for the quarter ended September 30, 2019. This increase was primarily due to an increase in mortgage banking income of $9.1 million to $11.1 million for the quarter ended September 30, 2020 from $1.9 million for the quarter ended September 30, 2019 due to continued efforts to expand our secondary market sales capabilities over the last year, as well as an interest rate environment conducive to refinance activity and attractive secondary market pricing. In addition, there was a $796,000, or 5.9%, increase in service charges and fees and a $767,000, or 16.6%, increase in trust and other financial services income, both primarily due to additional fee income as a result of the MutualBank acquisition.

Noninterest Expense

Noninterest expense increased by $16.3 million, or 23.1%, to $86.9 million for the quarter ended September 30, 2020 from $70.6 million for the quarter ended September 30, 2019.  This increase resulted primarily from an increase of $6.6 million, or 16.1%, in compensation and employee benefits to $47.4 million for the quarter ended September 30, 2020 from $40.8 million for the quarter ended September 30, 2019 primarily due to both internal growth in compensation and staff as well as the addition of MutualBank employees. In addition, processing expenses increased by $3.9 million, or 35.2%, to $15.0 million for the quarter ended September 30, 2020 from $11.1 million for the quarter ended September 30, 2019 as we continue to invest in technology and infrastructure and as activity driven utilization fees for online and mobile banking and loan origination platforms has increased. Lastly, FDIC insurance premiums increased by $2.2 million due to assessment credits received in the previous year.

Income Taxes

The provision for income taxes decreased by $1.3 million, or 13.5%, to $8.5 million for the quarter ended September 30, 2020 from $9.8 million for the quarter ended September 30, 2019. This decrease was primarily due to a lower annual effective tax rate as a result of the lower year-to-date income before taxes in the current year as well as a change in state tax apportionment. We anticipate our effective tax rate to be between 17.0% and 21.0% for the year ending December 31, 2020.

Comparison of Operating Results for the Nine Months Ended September 30, 2020 and 2019

Net income for the nine months ended September 30, 2020 was $39.8 million, or $0.34 per diluted share, a decrease of $45.1 million, or 53.1%, from $84.8 million, or $0.80 per diluted share, for the nine months ended September 30, 2019.  The decrease in net income resulted primarily from an increase in provision for credit losses of $71.8 million, or 497.2%, as well as an increase of $35.1 million, or 16.0%, in noninterest expense. Partially offsetting these factors were an increase in noninterest income of $28.9 million, or 40.7%, an increase in net interest income of $17.3 million, or 6.4%, and a decrease in income tax expense of $15.6 million, or 65.1%. Net income for the nine months ended September 30, 2020 represents annualized returns on average equity and average assets of 3.33% and 0.42%, respectively, compared to 8.65% and 1.10% for the nine months ended September 30, 2019.  A further discussion of notable changes follows.

Interest Income

    Total interest income increased by $8.4 million, or 2.7%, to $322.3 million for the nine months ended September 30, 2020 from $314.0 million for the nine months ended September 30, 2019. This increase is the result of an increase in the average balance of interest-earning assets of $2.009 billion, or 21.4%, to $11.400 billion for the nine months ended September 30, 2020 from $9.391 billion for the nine months ended September 30, 2019 due primarily to internal growth as well as the MutualBank acquisition. Offsetting this increase was a decrease in the average yield earned on interest-earning assets to 3.78% for the nine months ended September 30, 2020 from 4.47% for the nine months ended September 30, 2019. This decrease in average yield is attributed to a decline in overall market interest rates.

Interest income on loans receivable increased by $8.3 million, or 2.8%, to $305.2 million for the nine months ended September 30, 2020 from $296.9 million for the nine months ended September 30, 2019.  This increase is attributed to an increase in the average balance of loans receivable of $1.420 billion, or 16.7%, to $9.921 billion for the nine months ended September 30, 2020 from $8.501 billion for the nine months ended September 30, 2019. This increase is due to organic loan growth of $412.8 million during the last twelve months as well as loans of $1.517 billion from the MutualBank acquisition. It should also be noted that included in loan interest income for the current nine month period is $4.5 million of accretion related to MutualBank loan purchase accounting and $2.9 million of accretion related to PPP fees, net or origination costs. Partially offsetting this increase was a decrease in the average yield on loans receivable to 4.11% for the nine months ended September 30, 2020 from 4.67% for the nine months ended September 30, 2019 primarily as a result of the decrease in market interest rates as well as the addition of approximately $500.0 million of PPP loans with coupon rates of 1.00%.

    Interest income on mortgage-backed securities increased by $432,000, or 3.5%, to $12.9 million for the nine months ended September 30, 2020 from $12.4 million for the nine months ended September 30, 2019. This increase is attributed to an increase in the average balance of mortgage-backed securities by $166.5 million, or 26.4%, to $796.7 million for the nine months ended September 30, 2020 from $630.3 million for the nine months ended September 30, 2019. This increase is due primarily to the addition of the MutualBank portfolio. Partially offsetting this increase was a decrease in the average yield on mortgage-backed securities to 2.15% for the nine months ended September 30, 2020 from 2.63% for the nine months ended September 30, 2019. This decrease in yield was primarily due to the assumption of mortgage-backed securities from MutualBank with market yields lower than the existing legacy Northwest portfolio due to mark-to-market purchase accounting adjustments.

Interest income on investment securities decreased by $443,000, or 13.2%, to $2.9 million for the nine months ended September 30, 2020 from $3.4 million for the nine months ended September 30, 2019. This decrease is primarily attributable to a decrease in the average balance of investment securities of $47.1 million, or 21.0%, to $177.0 million for the nine months ended September 30, 2020 from $224.1 million for the nine months ended September 30, 2019.  This decrease is due primarily to the maturity or call of government agency securities.  Slightly offsetting this decrease was an increase in the average yield on investment securities to 2.20% for the nine months ended September 30, 2020 from 2.00% for the nine months ended September 30, 2019.

Dividends on FHLB stock remained relatively flat, decreasing by just $5,000, or 0.6%, to $789,000 for the nine months ended September 30, 2020 from $794,000 for the nine months ended September 30, 2019. This decrease was due to a decrease in the average yields on FHLB stock to 4.96% for the nine months ended September 30, 2020 from 7.15% for the nine months ended September 30, 2019 as the FHLB of Pittsburgh recently decreased yields on required stock holdings due to lower market interest rates. Partially offsetting this decrease was an increase of $6.4 million, or 43.2%, in the average balance of FHLB stock to $21.3 million for the nine months ended September 30, 2020 from $14.8 million for the nine months ended September 30, 2019. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits increased by $110,000, or 25.5%, to $541,000 for the nine months ended September 30, 2020 from $431,000 for the nine months ended September 30, 2019.  This increase is attributable to an increase in the average balance of interest-earning deposits, which increased by $462.9 million, to $483.4 million for the nine months ended September 30, 2020 from $20.5 million for the nine months ended September 30, 2019 due to excess liquidity from recent deposit inflows. Partially offsetting this increase was a decrease in the average yield on interest-earning deposits to 0.15% for the nine months ended September 30, 2020 from 2.77% for the nine months ended September 30, 2019, as a result of decreases in the targeted federal funds rate by the Federal Reserve.

Interest Expense

Interest expense decreased by $8.9 million, or 21.1%, to $33.5 million for the nine months ended September 30, 2020 from $42.4 million for the nine months ended September 30, 2019. This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 0.53% for the nine months ended September 30, 2020 from 0.82% for the nine months ended September 30, 2019. This decrease resulted from decreases in the interest rate paid on deposits and borrowed funds in response to decreases in market interest rates. Partially offsetting this decrease was an increase in the average balance of interest-bearing liabilities which increased by $1.589 billion, or 23.0%, to $8.499 billion for the nine months ended September 30, 2020 from $6.910 billion for the nine months ended September 30, 2019. This increase resulted from both internal growth of deposits and borrowings as well as the addition of $1.617 billion in deposits and $232.2 million in borrowed funds acquired with the MutualBank acquisition.

Net Interest Income

Net interest income increased by $17.3 million, or 6.4%, to $288.8 million for the nine months ended September 30, 2020 from $271.5 million for the nine months ended September 30, 2019.  This increase is attributable to the factors discussed above. Despite the overall increase in net interest income due primarily to balance sheet growth and the accretion of loan purchase accounting and net PPP fees, our interest rate spread and net interest margin both decreased. Our interest rate spread decreased to 3.25% for the nine months ended September 30, 2020 from 3.65% for the nine months ended September 30, 2019 and our net interest margin decreased to 3.38% for the nine months ended September 30, 2020 from 3.86% for the nine months ended September 30, 2019. These decreases were primarily due to declining interest-earning asset yields. Contributing to the decline in asset yields was an increase in average cash balances of $462.9 million, earning just 0.15%, due to deposit growth associated with the PPP loan funds and consumer stimulus checks, as well as the addition of approximately $500.0 million of PPP loan balances with coupon rates of 1.00%.
Provision for Credit Losses

    The provision for credit losses increased by $71.8 million to $86.2 million for the nine months ended September 30, 2020 from $14.4 million for the nine months ended September 30, 2019.  During the current year, the Company adopted ASU 2016-13, referred to as CECL, which requires that all financial assets measured at amortized cost be presented at the net amount expected to be collected inclusive of the entity's current estimate of all lifetime expected credit losses. In addition, the estimated economic impact of COVID-19 caused us to increase our provision expense by approximately $46.5 million during the nine months ended September 30, 2020 as well as additional provision expense of approximately $18.2 million as a result of the integration of MutualBank loans.

Total nonaccrual loans increased by $41.1 million to $106.8 million, or 0.99% of total loans, at September 30, 2020 from $65.7 million, or 0.74% of total loans at September 30, 2019. Annualized net charge-offs to average loans increased to 0.32% for the nine months ended September 30, 2020 from 0.26% for the nine months ended September 30, 2019.

In determining the amount of the current period provision, we considered current economic conditions, including but not limited to unemployment levels, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience.  We analyze the allowance for credit losses as described in the section entitled "Allowance for Credit Losses."  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at September 30, 2020.

Noninterest Income

Noninterest income increased by $28.9 million, or 40.7%, to $100.1 million for the nine months ended September 30, 2020 from $71.2 million for the nine months ended September 30, 2019. This increase was primarily due to a $21.9 million increase in mortgage banking income due to continued efforts to expand our secondary market sales capabilities, as well as an interest rate environment conducive to refinance activity and attractive secondary market pricing. Additionally, service charges and fees increased by $3.6 million, or 9.2%, as a result of recent changes to per item fee structures and increased customer activity from the MutualBank acquisition and trust and other financial services income increased by $2.0 million, or 14.7%, due to the additional trust fee income as a result of the MutualBank acquisition.

Noninterest Expense

Noninterest expense increased by $35.1 million, or 16.0%, to $254.6 million for the nine months ended September 30, 2020, from $219.5 million for the nine months ended September 30, 2019 as almost every expense category increased due to the addition of MutualBank which was acquired on April 24, 2020.  Acquisition and branch optimization expense increased $10.5 million due to expenses incurred as part of the MutualBank acquisition as well as expenses incurred due to the recently announced branch optimization to be completed in December of this year. In addition, compensation and employee benefits expense increased $9.2 million, or 7.6%, to $130.2 million for the nine months ended September 30, 2020 from $121.0 million for the nine months ended September 30, 2019 primarily due to internal growth in compensation and staff as well as the addition of MutualBank employees. Additionally, processing expenses increased by $5.7 million, or 17.6%, to $37.9 million for the nine months ended September 30, 2020 from $32.2 million for the nine months ended September 30, 2019 as we continue to invest in technology and infrastructure and as activity-driven utilization fees for online and mobile banking and loan origination platforms has increased. Other expenses increased by $3.9 million, or 44.4%, primarily due to the increase in the reserve for unfunded commitments as a result of an increase in unfunded commitments and the estimated economic impact of COVID-19. Lastly, FDIC insurance premiums increased by $2.4 million due to assessment credits received in the previous year.

Income Taxes

The provision for income taxes decreased by $15.6 million, or 65.1%, to $8.3 million for the nine months ended September 30, 2020 from $23.9 million for the nine months ended September 30, 2019. This decrease was primarily due to the decrease in income before tax of $60.6 million, or 55.7%. Our effective tax rate for the nine months ended September 30, 2020 was 17.3% compared to 22.0% for the nine months ended September 30, 2019. We anticipate our effective tax rate to be between 17.0% and 21.0% for the year ending December 31, 2020.

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

	Quarter ended September 30,
	2020			2019
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,176,436	28,769	3.62%	$2,894,716	28,991	4.01%
Home equity loans	1,479,429	13,732	3.69%	1,316,033	16,131	4.86%
Consumer loans	1,437,828	15,851	4.39%	1,028,579	11,916	4.60%
Commercial real estate loans	3,306,386	36,887	4.37%	2,796,351	34,441	4.82%
Commercial loans	1,377,223	12,603	3.58%	710,847	9,949	5.48%
Loans receivable (a) (b) (d) (includes FTE adjustments of $600 and $336, respectively)	10,777,302	107,842	3.98%	8,746,526	101,428	4.60%
Mortgage-backed securities (c)	1,004,803	4,651	1.85%	641,085	4,188	2.61%
Investment securities (c) (d) (includes FTE adjustments of $254 and $60, respectively)	216,081	1,336	2.47%	218,753	1,168	2.14%
FHLB stock, at cost	25,595	218	3.39%	16,302	307	7.47%
Other interest-earning deposits	791,601	221	0.11%	28,832	172	2.33%
Total interest-earning assets (includes FTE adjustments of $854 and $396, respectively)	12,815,382	114,268	3.55%	9,651,498	107,263	4.41%
Noninterest-earning assets (e)	1,088,273			916,781

Total assets	$13,903,655			$10,568,279

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$2,015,604	648	0.13%	$1,658,670	788	0.19%
Interest-bearing demand deposits	2,680,591	763	0.11%	1,655,952	1,711	0.41%
Money market deposit accounts	2,347,097	1,347	0.23%	1,798,175	3,772	0.83%
Time deposits	1,782,350	5,685	1.27%	1,618,591	7,423	1.82%
Borrowed funds (f)	420,715	717	0.68%	243,960	1,002	1.63%
Junior subordinated debentures	128,658	720	2.19%	121,767	1,235	3.97%
Total interest-bearing liabilities	9,375,015	9,880	0.42%	7,097,115	15,931	0.89%
Noninterest-bearing demand deposits (g)	2,703,266			1,915,392
Noninterest-bearing liabilities	284,440			216,433

Total liabilities	12,362,721			9,228,940

Shareholders’ equity	1,540,934			1,339,339

Total liabilities and shareholders’ equity	$13,903,655			$10,568,279

Net interest income/Interest rate spread		104,388	3.13%		91,332	3.52%

Net interest-earning assets/Net interest margin	$3,440,367		3.26%	$2,554,383		3.79%

Ratio of interest-earning assets to interest-bearing liabilities	1.37X			1.36X
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
(f)Average balances include FHLB borrowings, collateralized borrowings and subordinated debt.
(g)Average cost of deposits were 0.29% and 0.63%, respectively.
(h)Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 3.96% and 4.59%, respectively; investment securities — 2.00% and 2.03%, respectively; interest-earning assets — 3.52% and 4.39%, respectively. GAAP basis net interest rate spreads were 3.10% and 3.50%, respectively; and GAAP basis net interest margins were 3.23% and 3.77%, respectively.

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

	For the quarter ended September 30, 2020 vs. 2019
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$(13,630)	20,045	6,415
Mortgage-backed securities	(1,221)	1,684	463
Investment securities	185	(18)	167
FHLB stock, at cost	(166)	77	(89)
Other interest-earning deposits	(164)	213	49
Total interest-earning assets	(14,996)	22,001	7,005

Interest-bearing liabilities:
Savings deposits	(253)	113	(140)
Interest-bearing demand deposits	(1,235)	287	(948)
Money market deposit accounts	(2,729)	304	(2,425)
Time deposits	(2,240)	502	(1,738)
Borrowed funds	(583)	298	(285)
Junior subordinated debentures	(554)	39	(515)
Total interest-bearing liabilities	(7,594)	1,543	(6,051)

Net change in net interest income	$(7,402)	20,458	13,056

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

	Nine months ended September 30,
	2020			2019
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,038,712	85,850	3.77%	$2,865,091	87,572	4.08%
Home equity loans	1,424,580	42,340	3.97%	1,300,537	48,868	5.02%
Consumer loans	1,302,282	43,004	4.41%	949,303	32,844	4.60%
Commercial real estate loans	3,071,047	102,918	4.40%	2,720,435	99,930	4.84%
Commercial loans	1,084,739	32,727	3.96%	665,867	28,724	5.69%
Loans receivable (a) (b) (d) (includes FTE adjustments of $1,613 and $994, respectively)	9,921,360	306,839	4.13%	8,501,233	297,938	4.69%
Mortgage-backed securities (c)	796,739	12,865	2.15%	630,279	12,433	2.63%
Investment securities (c) (d) (includes FTE adjustments of $543 and $171, respectively)	176,991	3,461	2.61%	224,111	3,532	2.10%
FHLB stock, at cost	21,255	789	4.96%	14,840	794	7.15%
Other interest-earning deposits	483,390	541	0.15%	20,531	431	2.77%
Total interest-earning assets (includes FTE adjustments of $2,156 and $1,165, respectively)	11,399,735	324,495	3.80%	9,390,994	315,128	4.49%
Noninterest-earning assets (e)	1,190,283			898,459

Total assets	$12,590,018			$10,289,453

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$1,837,624	2,023	0.15%	$1,668,806	2,323	0.19%
Interest-bearing demand deposits	2,342,748	2,882	0.16%	1,611,554	4,442	0.37%
Money market deposit accounts	2,157,212	6,035	0.37%	1,756,251	9,784	0.74%
Time deposits	1,691,168	18,243	1.44%	1,538,113	19,774	1.72%
Borrowed funds (f)	344,457	1,721	0.67%	216,160	2,421	1.50%
Junior subordinated debentures	125,988	2,595	2.71%	119,417	3,698	4.08%
Total interest-bearing liabilities	8,499,197	33,499	0.53%	6,910,301	42,442	0.82%
Noninterest-bearing demand deposits (g)	2,250,864			1,847,344
Noninterest-bearing liabilities	243,705			219,806

Total liabilities	10,993,766			8,977,451

Shareholders’ equity	1,596,252			1,312,002

Total liabilities and shareholders’ equity	$12,590,018			$10,289,453

Net interest income/Interest rate spread		290,996	3.27%		272,686	3.67%

Net interest-earning assets/Net interest margin	$2,900,538		3.40%	$2,480,693		3.87%

Ratio of interest-earning assets to interest-bearing liabilities	1.34X			1.36X
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
(f)Average balances include FHLB borrowings, collateralized borrowings, and subordinated debt.
(g)Average cost of deposits were 0.38% and 0.58%, respectively.
(h)Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 4.11% and 4.67%, respectively; investment securities — 2.20% and 2.00%, respectively; interest-earning assets — 3.78% and 4.47%, respectively. GAAP basis net interest rate spreads were 3.25% and 3.65%, respectively; and GAAP basis net interest margins were 3.38% and 3.86%, respectively.

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

	For the nine months ended September 30, 2020 vs. 2019
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$(35,294)	44,195	8,901
Mortgage-backed securities	(2,256)	2,688	432
Investment securities	850	(921)	(71)
FHLB stock, at cost	(244)	239	(5)
Other interest-earning deposits	(410)	520	110
Total interest-earning assets	(37,354)	46,721	9,367

Interest-bearing liabilities:
Savings deposits	(488)	188	(300)
Interest-bearing demand deposits	(2,464)	904	(1,560)
Money market deposit accounts	(4,880)	1,131	(3,749)
Time deposits	(3,200)	1,669	(1,531)
Borrowed funds	(1,343)	643	(700)
Junior subordinated debentures	(1,252)	149	(1,103)
Total interest-bearing liabilities	(13,627)	4,684	(8,943)

Net change in net interest income	$(23,727)	42,037	18,310

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at September 30, 2020 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from September 30, 2020 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/(decrease) in net interest income	1.4%	1.8%	1.7%	(2.2)%
Projected percentage increase/(decrease) in net income	3.9%	5.2%	5.2%	(6.1)%
Projected increase/(decrease) in return on average equity	3.7%	4.9%	5.0%	(6.0)%
Projected increase/(decrease) in earnings per share	$0.04	$0.05	$0.05	$(0.05)
Projected percentage decrease in market value of equity	2.1%	1.8%	(0.9)%	(7.3)%

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

Item 1A.    RISK FACTORS

    In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC, and as updated in our quarterly reports. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

2020 is a presidential election year. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

Economic, social and political conditions or civil unrest in the United States, may affect the markets in which we operate, our customers, our ability to provide customer service, and could have a material adverse impact on our business, results of operations, or financial condition.

Our business may be adversely affected by instability, disruption or destruction in the markets in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or man-made disasters, including storm or other events beyond our control, such as the COVID-19 pandemic, which has resulted in the imposition of related public health measures and travel restrictions, and civil unrest, such as those in the United States that began in late May 2020 in response to reported incidents of police violence. Such events can increase levels of political and economic unpredictability, result in property damage and business closures within in our markets and increase the volatility of the financial markets. Any of these effects could have a material and adverse impact on our business and results of operations. These events also pose significant risks to the Company’s personnel and to physical facilities, transportation and operations, which could materially adversely affect the Company’s financial results.

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)      Not applicable.
b)       Not applicable.
c)    During the quarter ending September 30, 2020, there were no shares of common stock repurchased.

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	November 6, 2020	By:	/s/ Ronald J. Seiffert
Ronald J. Seiffert
Chairman, President and Chief Executive Officer
(Duly Authorized Officer)

Date:	November 6, 2020	By:	/s/ Jeffrey R. White
Jeffrey R. White
Senior Vice President and Controller
(Principal Accounting Officer)