Form 10-K
period 2020-12-31
Northwest Bancshares, Inc.
filed 2021-02-26
CIK 1471265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal Year Ended December 31, 2020
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of February 22, 2021, there were 126,949,388 shares outstanding of the Registrant’s Common Stock.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2020, as reported by the Nasdaq Global Select Market, was approximately $1.308 billion.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2021 Annual Meeting of Stockholders of the Registrant (Part III).

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:
•statements of our goals, intentions and expectations;
•statements regarding our business plans, prospects, growth and operating strategies;
•statements regarding the asset quality of our loan and investment portfolios; and
•estimates of our risks and future costs and benefits.

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
    The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•the disruption to local, regional, national and global economic activity caused by infectious disease outbreaks, including the recent outbreak of coronavirus (COVID-19) and the significant impact that such outbreak has had and may have on our growth, operations and earnings;
•changes in asset quality, including increases in default rates on loans and higher levels of nonperforming loans and loan charge-offs generally, and specifically resulting from the economic dislocation caused by the COVID-19 pandemic;
•changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•general economic conditions, either nationally or in our market areas, that are different than expected;
•inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•adverse changes in the securities and credit markets;
•cyber-security concerns, including an interruption or breach in the security of our website or other information systems;
•technological changes that may be more difficult or expensive than expected;
•the ability of third-party providers to perform their obligations to us;
•competition among depository and other financial institutions;
•our ability to enter new markets successfully and capitalize on growth opportunities;
•our ability to manage our internal growth and our ability to successfully integrate acquired entities, businesses or branch offices;
•changes in consumer spending, borrowing and saving habits;
•our ability to continue to increase and manage our commercial and personal loans;
•possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
•the impact of the economy on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;
•our ability to receive regulatory approvals for proposed transactions or new lines of business;
•the effects of any federal government shutdown;
•changes in the financial performance and/or condition of our borrowers;
•the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board ("FASB") and other accounting standard setters.
•changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
•our ability to access cost-effective funding;
•our ability to manage market risk, credit risk and operational risk in the current economic environment;
•our ability to retain key employees; and
•our compensation expense associated with equity allocated or awarded to our employees.
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

The conversion was completed December 18, 2009 when the Company sold 68,878,267 shares of common stock at $10.00 per share in the related offering.  Concurrent with the completion of the offering, shares of Northwest Bancorp, Inc. common stock owned by public stockholders were exchanged for shares of Northwest Bancshares, Inc.’s common stock.  We also issued 1,277,565 shares of common stock and contributed $1.0 million in cash from the offering proceeds to Northwest Charitable Foundation, a charitable foundation that we established for the benefit of the communities in which Northwest Bank operates.  As of December 31, 2020, the Company had 127,019,452 shares outstanding and a market capitalization of approximately $1.618 billion.

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

As of December 31, 2020, Northwest Bank operated 170 community-banking locations throughout its market area in central and western Pennsylvania, western New York and eastern Ohio. Northwest Bank also offers investment management and trust services and employee benefits and property and casualty insurance. Our principal lending activities are the origination of loans secured by first mortgages on owner-occupied, one-to four-family residences, shorter term consumer loans, and commercial business and commercial real estate loans.

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

Market Area and Competition

We are headquartered in northwestern Pennsylvania and have expanded primarily through acquisitions, into the southwestern and central regions of Pennsylvania, as well as western New York, northeastern Ohio, and Indiana.  As of December 31, 2020, we operated 100 community banking locations in Pennsylvania, 14 community banking offices in Ohio, 31 community banking offices in New York, and 25 community banking locations in Indiana. All of the aforementioned market areas are served by a number of competing financial institutions. As a result, we encounter strong competition both in attracting deposits and in originating loans. Our most direct competition for deposits comes from other banks, brokerage houses and credit unions in our market areas.  We expect continued competition from these financial institutions in the foreseeable future. With the continued acceptance of internet banking by our customers and consumers generally, competition for deposits has increased from institutions operating outside of our market area as well as from insurance companies.

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

Pennsylvania is a stable banking market with a total population of approximately 12.8 million and total households of approximately 1.9 million as of December 31, 2020. The Pennsylvania markets in which we operate our retail branches contain approximately half of Pennsylvania’s population and a similar percentage of households. These markets have experienced a 3.3% decrease in population between 2011 and 2020. As of December 31, 2020, the market's average median household income had decreased over the last year by 0.1%, to $57,475, compared to the national median income level of $67,761. The household income growth rate in Pennsylvania of 8.4%, is projected to be slightly below the national average growth rates during the next five years of 9.0%. As of December 31, 2020, the market's unemployment rate was 6.38%, slightly lower than the state of Pennsylvania rate of 6.7% and the national average of 6.7%.

As of September 30, 2020, the House Price Index for the last four quarters in the state of Pennsylvania increased by 8.06%, compared to an increase in the national average of 3.1%. Nationally, foreclosures have receded from their record highs to the lowest levels since the fourth quarter of 2006. As of September 30, 2020, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Pennsylvania was one in every 5,530 housing units, compared to the national average of one in every 5,048 housing units.

 Western New York Market Area. Our retail branch network of 31 community banking offices in New York encompasses five counties in the western portion of the state. This market has a diverse economy driven by healthcare and education industries, service businesses, technology companies and small manufacturing operations.

Our New York market area has a total population of approximately 2.1 million and total households of approximately 624,000 as of December 31, 2020. This area has experienced a decrease in population between 2011 and 2020, of 1.76%. The average median household income in this market increased by 2.2% over the last year to $61,116 as of December 31, 2020, compared to the national median income level of $67,761. As of December 31, 2020, the unemployment rate for our New York market area was 6.88%, compared to the national average of 6.7%.

As of September 30, 2020, the House Price Index for the last four quarters in our New York market increased by 7.05%, compared to an increase in the national average of 3.1%. As of September 30, 2020, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of New York was one in every 6,946 housing units, compared to the national average of one in every 5,048 housing units.

Northeastern Ohio Market Area. Our branch network includes two counties in northeastern Ohio, including the Cleveland metro area. The major employment sectors in this market are similar to the contiguous market in western Pennsylvania.

Our Ohio market area has a total population of approximately 2.4 million and total households of approximately 1 million as of December 31, 2020. This area has experienced an increase in population between 2011 and 2020, of 2.5%. The median household income for our Ohio market increased 8.1% over the last year to $64,056 as of December 31, 2020, compared to the national median income level of $67,761. As of December 31, 2020, the unemployment rate for our Ohio market was 6.0%, compared to the national average of 6.7%.

As of September 30, 2020, the House Price Index for the last four quarters in our Ohio market area increased by 9.21%, compared to an increase in the national average of 3.1%. As of September 30, 2020, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Ohio was one in every 3,641 housing units, compared to the national average of one in every 5,048 housing units.

Indiana Market Area. Our branch network includes eight counties in Indiana. This market has a diverse economy driven by healthcare and education industries, service businesses, technology companies and small manufacturing operations.

Our Indiana market area has a total population of approximately 1.9 million and total households of approximately 719,000 as of December 31, 2020. This area has experienced an increase in population between 2011 and 2020, of 1.36%. The median household income for our Indiana market is $52,571 as of December 31, 2020, compared to the national median income level of $67,761. As of December 31, 2020, the unemployment rate for our Indiana market was 4.45%, compared to the national average of 6.7%.

As of September 30, 2020, the House Price Index for the last four quarters in our Indiana market area increased by 8.29%, compared to an increase in the national average of 3.1%. As of September 30, 2020, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Indiana was one in every 5,027 housing units, compared to the national average of one in every 5,048 housing units.

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

Residential Mortgage Loans.  We offer residential mortgage loans with terms typically ranging from 15 to 30 years, with either fixed or adjustable interest rates. Our mortgage loans are amortized on a monthly basis with both principal and interest due monthly. Originations of fixed-rate residential mortgage loans versus adjustable-rate residential mortgage loans are monitored on an ongoing basis. The percentage of adjustable-rate residential mortgage originations to total originations is affected significantly by the level of market interest rates, customer preference, our interest rate sensitivity and liquidity position, as well as loan products offered by our competitors. Therefore, even when our strategy is to increase the origination of adjustable-rate residential mortgage loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans. Adjustable-rate residential mortgage loans totaled $42.2 million, or 0.4%, of our gross loan portfolio at December 31, 2020.

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

Included in our $3.009 billion portfolio of residential mortgage loans are construction loans of $38.0 million, or 0.4% of our gross loan portfolio.  We offer fixed-rate and adjustable-rate residential construction-to-permanent loans primarily for the construction of owner-occupied one-to four-family residences in our market area to builders or owners who have a contract for construction.  Construction loans are originated with terms of up to 30 years with an allowance of up to one year for construction.  Advances are made as construction is completed, and interest is charged on the total amount of credit extended.  At the end of the construction period, repayment terms convert to fully amortizing payments, with both principal and interest due monthly. Construction lending generally involves a greater degree of credit risk than permanent residential mortgage lending, as repayment of construction loans is often dependent upon the successful completion of construction projects.  Construction delays or the inability of borrowers to sell properties once construction is completed may impair borrowers’ ability to repay loans.  Private mortgage insurance is required for construction loans with loan-to-value ratios in excess of 80%, and the maximum loan-to-value ratio for construction loans is 95% of the lower of cost to build or as-completed appraised value.

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

Home equity loans are offered on a fixed-rate basis with amortized terms of up to 20 years. Principal and interest is due monthly.  At December 31, 2020, our fixed-rate home equity loans totaled $986.3 million, or 9.3% of gross loans.
    Home equity lines of credit are offered on an adjustable-rate basis with terms of up to 25 years, including a draw period of 10 years each. Although home equity lines of credit require interest-only payments during draw periods, they are underwritten using amortizing principal and interest payments based on current rates of equivalent fixed-rate products. The disbursed portion of home equity lines of credit totaled $474.7 million, or 4.5% of gross loans, with $711.4 million remaining undistributed as of December 31, 2020.

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

Consumer loans entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, recreation vehicles, appliances and furniture. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. At December 31, 2020, other consumer loans totaled $1.458 billion, or 13.8% of gross loans.

Commercial Real Estate Loans.  Our multi-family commercial real estate loans are secured by multi-family residences, such as rental properties, student housing, and senior living facilities. Our commercial real estate loans are secured by nonresidential properties such as hotels, commercial offices, medical buildings, manufacturing facilities and retail establishments. At December 31, 2020, a significant portion of our multi-family commercial real estate and commercial real estate loans were secured by properties located within our market area.

Our largest commercial relationship with an aggregate total exposure of $131.4 million as of December 31, 2020, comprised our largest multi-family commercial real estate loan relationship with $77.3 million of the total exposure attributed to multi-family commercial. While a portion of this exposure did seek COVID-19 related deferrals at some point during 2020, those deferrals have expired and all loans were performing in accordance with their terms as of December 31, 2020. Our largest commercial real estate loan relationship as of December 31, 2020 had an aggregate total exposure of $105.4 million, of which $103.6 million was comprised of commercial real estate loans. These loans are secured by retail space, office space, hotels, self-storage, restaurant, and a charter school. Some of these loans have received COVID-19 related deferrals and a few continue to operate under these deferrals. All of the loans in this relationship are performing in accordance with their agreed upon terms as of December 31, 2020.

Multi-family commercial and commercial real estate loans are offered with both adjustable and fixed interest rates. The terms of each multi-family residential and commercial real estate loan are negotiated on a case-by-case basis. We generally originate multi-

family commercial and commercial real estate loans in amounts up to 80% of the appraised value of the property collateralizing the loan. At December 31, 2020, commercial real estate loans totaled $3.350 billion, or 31.7% of gross loans.

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

Commercial Loans.  We offer commercial loans to finance various activities in our market area, some of which are secured in part by additional real estate collateral. At December 31, 2020, our largest commercial loan relationship had an aggregate total exposure of $90.8 million, and was secured with business assets. This loan was performing in accordance with their agreed upon terms as of December 31, 2020.

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

Commercial loans generally have higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business.  We strive to obtain personal guarantees from the borrower or a third party as a condition to originating commercial loans. At December 31, 2020, commercial loans totaled $1,208.0 million, or 11.4% of gross loans.

Loan Originations, Solicitation, Processing and Commitments.  Upon receiving a retail loan application, we obtain a credit report and verification of employment to confirm specific information relating to the applicant’s employment, income, and credit standing.  In the case of a real estate loan, either an in-house appraiser, or an approved external appraiser, appraises the real estate intended to secure the proposed loan.  A loan processor checks the loan document file for accuracy and completeness and verifies the information provided.

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

Aggregate credit exposures over $1.0 million are underwritten by Credit Administration. Our commercial loan policy assigns individual lending limits for our various commercial loan officers and dual authority consisting of an individual from Commercial Lending and Credit Administration. Lending authorities are established by the Credit Committee. The Senior Loan Committee may approve extensions of credit in excess of the maximum dual authority. The Credit Committee meets quarterly to review the assigned lending limits and to monitor our lending policies, loan activity, economic conditions and concentrations of credit.

Our general policy is to make no loans either individually or in the aggregate to one customer in excess of $30.0 million.  Under certain circumstances, for instance well-qualified customers or customers with multiple individually qualified projects, this limit may be exceeded subject to the approval of the Senior Loan Committee. Loans exceeding $5.0 million or unusual loan requests are reviewed with the Risk Management Committee of the Board of Directors at each quarterly meeting.  In addition, the Chief Credit Officer has the authority to require that the Board of Directors review any loan that has been approved by the Senior Loan Committee with which the Chief Credit Officer has specific concerns. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and flood insurance is required as determined by regulation.  After a loan is approved, a loan commitment letter is promptly issued to the borrower.  At December 31, 2020, we had commitments to originate $251.1 million of loans.

The commitment letter specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization period, maturity, a description of the required collateral and required insurance coverage. Property searches are requested, as needed, on all loans secured by real property.

 Loan Origination Fees and Costs.  We defer loan origination fees received from borrowers and costs to originate loans and amortize such amounts as an adjustment of yield over the life of the loan by using the level yield method. Deferred loan fees and costs are recognized as part of interest income immediately upon prepayment or the sale of the related loan. At December 31, 2020, we had $41.9 million of net deferred loan origination fees. Loan origination fees vary with the volume and type of loans and commitments originated and purchased, principal repayments, and competitive conditions in the marketplace.

Loan origination costs were $29.6 million, $15.5 million and $11.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Loans-to-One Borrower. As of December 31, 2020, the largest aggregate amount loaned to one borrower, or related borrowers, totaled $131.4 million in exposure and was secured by student housing, retail space, office space and commercial development. Our second largest lending relationship totaled $105.4 million in exposure and was secured by a hotel, retail space, office space, multi-family, a charter school, self-storage, and a restaurant. Our third largest commercial relationship totaled $90.8 million in exposure and was secured by hotels, senior housing, and office space. Our fourth largest commercial relationship totaled $81.1 million in exposure and was secured by student housing, medical space, senior housing, office space, industrial, and retail space. Our fifth largest commercial relationship totaled $51.9 million in exposure and was secured by student housing. All of these loans were performing in accordance with their terms at December 31, 2020.

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

At the time of purchase, we designate a security as either held-to-maturity or available-for-sale based upon our ability and intentions. Securities available-for-sale are carried at fair value and securities held-to-maturity are carried at amortized cost. On a quarterly basis, we measure expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Available-for-sale debt securities in an unrealized loss position are reviewed for impairment at least quarterly. If impairment exists, credit related impairment losses are recorded through an allowance for credit losses while noncredit related impairment losses are recorded in accumulated other comprehensive income (for available-for-sale securities).  The fair values of our securities are based on published or securities dealers’ market values, when available.  See Note 5 to the Consolidated Financial Statements for a detailed analysis and description of our investment portfolio and valuation techniques.

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

Deposits. Personal and business deposits are generated from our market area by offering a broad selection of deposit instruments including checking accounts, savings accounts, money market deposit accounts, term certificate accounts and individual retirement accounts. While we accept deposits of $250,000 or more, we do not offer premium rates for such deposits. We accept brokered deposits through the CDARS program, but generally do not solicit funds outside our market area.  As of December 31, 2020, we had deposits through the CDARS program with an aggregate balance of $2.3 million. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. We regularly execute changes in our deposit rates based upon general market interest rates, competition, and liquidity requirements.

Borrowings. We may utilize borrowings to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Borrowings from the FHLB of Pittsburgh and Indianapolis typically are collateralized by a portion of our real estate loans. In addition to the FHLB, we have borrowing facilities with the Federal Reserve Bank, three correspondent banks and we borrow funds, in the form of corporate repurchase agreements, from municipalities, corporations and school districts.

Northwest Bank is a member of the FHLB of Pittsburgh, and, due to the acquisition of MutualBank, is also a member of the FHLB of Indianapolis. The FHLB functions as a central bank providing credit for Northwest Bank and other member financial institutions.  As a member, Northwest Bank is required to own capital stock in the FHLB of Pittsburgh and Indianapolis and is authorized to apply for borrowings on the security of certain of its real estate loans, provided certain standards related to creditworthiness have been met.  Borrowings are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of borrowings are based either on a fixed percentage of a member institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.

On September 9, 2020, the Company issued $125.0 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month Secured Overnight Financing Rate ("SOFR") plus 3.89% payable quarterly in arrears commencing on December 15, 2025. The subordinated debt issuance costs of approximately $1.8 million are being amortized over five years on a straight-line basis into interest expense.

Subsidiary Activities

Northwest Bancshares, Inc.’s sole direct consolidated subsidiary is Northwest Bank. Northwest Bancshares, Inc. also owns all of the common stock of seven statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust, LNB Trust II, a Delaware statutory business trust, Union National Capital Trust I, a Delaware statutory business trust, Union National Capital Trust II, a Delaware statutory business trust, MFBC Statutory Trust I, a Delaware statutory business trust, and Universal Preferred Trust, a Delaware statutory business trust (the “Trusts”). At December 31, 2020, the Trusts have issued a total of $128.9 million of trust preferred securities. The Trusts are not consolidated with Northwest Bancshares, Inc.  At December 31, 2020, Northwest Bancshares, Inc.’s investment in the Trusts totaled $4.0 million, and the Trusts had assets of $128.8 million, net of discounts due to fair value adjustments made at the time of acquisition of Union Community Bank and MutualFirst Financial, Inc.

At December 31, 2020, Northwest Bank had five active wholly-owned subsidiaries; Great Northwest Corporation, Allegheny Services, Inc., Northwest Capital Group, Inc., The Bert Company, and Mutual Federal Investment Company. For financial reporting purposes all of these companies are included in the Consolidated Financial Statements of Northwest Bancshares, Inc.

Great Northwest Corporation holds equity investments in government-assisted, low-income housing projects in various locations throughout our market area. At December 31, 2020, Northwest Bank had an equity investment in Great Northwest Corporation of $13.4 million.  For the year ended December 31, 2020, Great Northwest Corporation had net income of $650,000, generated primarily from federal low-income housing tax credits.

Allegheny Services, Inc. is a Delaware investment company that holds mortgage loans originated through our wholesale lending operation as well as municipal bonds. At December 31, 2020, Northwest Bank had an equity investment in Allegheny Services, Inc. of $861.6 million, and for the year ended December 31, 2020, Allegheny Services, Inc. had net income of $20.3 million.

Northwest Capital Group, Inc.’s principal activity is to own, operate and ultimately divest of properties that were acquired in foreclosure.  At December 31, 2020, Northwest Bank had an equity investment of $11.7 million in Northwest Capital Group, Inc., with a $16,000 net loss reported for the year ended December 31, 2020.

The Bert Company (doing business as Northwest Insurance Services) is an employee benefits and property and casualty insurance agency specializing in commercial and personal insurance as well as retirement benefit plans.  At December 31, 2020, Northwest Bank had an equity investment of $12.2 million in The Bert Company and for the year ended December 31, 2020, The Bert Company had net income of $925,000.

Mutual Federal Investment Company, which is a Nevada corporation, holds and manages a portion of the Northwest Bank investment portfolio and consumer closed end first mortgage loans. At December 31, 2020, Northwest Bank had an equity investment in Mutual Federal Investment Company of $499.2 million.  For the year ended December 31, 2020, Mutual Federal Investment Company had net income of $4.3 million.

Northwest Bank strategically ceased operating several business lines in prior periods.

Northwest Advisors, Inc., a federally registered investment advisor, which provided investment management programs and investment portfolio planning services, ceased operations and became inactive during 2018. At December 31, 2020, Northwest Bank had an equity investment in Northwest Advisors, Inc. of $1.7 million.

Northwest Settlement Agency, LLC ceased writing new title insurance business during the fourth quarter of 2016 and ceased operations and became inactive during 2017. At December 31, 2020, Northwest Bank had an equity investment in Northwest Settlement Agency, LLC of $3.9 million.

Northwest Financial Services, Inc. provided retail brokerage services which became inactive during the fourth quarter of 2017. At December 31, 2020, Northwest Bank had an equity investment in Northwest Financial Services of $9.4 million.

On July 14, 2017, Northwest Consumer Discount Company, Inc. became inactive as all consumer finance offices were closed.  At December 31, 2020, Northwest Bank had an equity investment in Northwest Consumer Discount Company of $44.3 million.

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

Human Capital Management

Workforce Demographics. As of December 31, 2020, we had 2,318 full-time and 205 part-time employees, or 2,421 full-time equivalent employees ("FTEs"). This represents an increase of 212 FTEs, or 9.6%, from December 31, 2019 when we had 2,084 full-time and 249 part-time employees, or 2,209 FTEs. This increase is due to the acquisition of MutualBank on April 24, 2020 as well as an increase in our organic employee population as we add additional talent to support our growing company. As a financial institution, approximately 44% of our employee population are employed at our 162 banking offices across Pennsylvania, New York, Ohio and Indiana and approximately 3% are employed at our customer call centers. Our turnover rate was 28.5% as of December 31, 2020. None of our employees are represented by a collective bargaining group.

As a community bank, our reputation is an extremely valuable and important component of our business. We strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates.

Inclusion and Diversity. We believe that an environment where all employees can contribute, innovate and thrive is key to our success in the future. With the goal of continuing to deliver an inclusive and diverse environment at Northwest, we have developed the Northwest Inclusion Council which consists of 18 leaders throughout our Company’s footprint. This council is focused on engaging our entire employee population and leveraging their diverse talents and perspectives to uphold our company’s core values.

Workforce Health and Safety. The health and safety of our employees, their families and the communities we serve is our top priority. The COVID-19 pandemic presented an unpredictable and challenging environment across the globe. Throughout this pandemic, we committed to take every measure and precaution to protect our employees while continuing to serve our customers and being mindful of the fiduciary responsibility we have to our shareholders. We committed to our employees to continue to provide full pay and benefits throughout this crisis. Through incredible teamwork and adaptability of our workforce, we were able to establish remote capabilities for our personnel to work virtually through this pandemic, with approximately 75% of our back-office and regional headquarter personal working fully remote.

Compensation and Benefits. Our compensation program is designed to attract and retain talented individuals to support our business objectives and achieve our strategic goals. We provide employees with compensation packages that include base salaries, annual bonuses and incentive stock compensation. In addition, we also offer employees a 401(k) Plan with an employer match contribution, healthcare and insurance benefits, flexible spending accounts, paid time off, and family leave.

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

Northwest Bank is a Pennsylvania-chartered stock savings bank and our deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (the "DIF"). Northwest Bank is subject to extensive regulation by the Department of Banking and Securities of the Commonwealth of Pennsylvania (the “Department of Banking”), as its chartering agency, and by the FDIC, as the insurer of its deposit accounts. Northwest Bank must file reports with the Department of Banking and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions including acquisitions of other financial institutions. Northwest Bank is examined periodically by the Department of Banking and the FDIC to test Northwest Bank’s compliance with various laws and regulations. This regulation and supervision, as well as federal and state law, establishes a comprehensive framework of activities in which Northwest Bank may engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate credit loss reserves for regulatory purposes. Any change in these laws or regulations, whether by the Department of Banking or the FDIC, could have a material adverse impact on the Company, Northwest Bank and their respective operations. Additionally, when the consolidated assets of a financial institution and its holding company exceed $10 billion, the financial institution becomes subject to additional statutory and regulatory requirements that will result in additional costs. This includes enhanced risk management and corporate governance processes, stress-testing based on scenarios specified by the federal regulatory agencies and examination for compliance with federal financial consumer protection laws by the Consumer Financial Protection Bureau ("CFPB") rather than the FDIC. As of December 31, 2020, our consolidated assets were $13.806 billion.

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

Capital Requirements

Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance-sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

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

The following table shows the Basel III regulatory capital levels that must be maintained to avoid limitations on capital distributions and discretionary bonus payments, effective January 1, 2021.

January 1, 2021
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

Prompt Corrective Action

Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. Institutions that fall into an “undercapitalized” category are subject to a variety of mandatory and discretionary supervisory actions, including a restriction on capital distributions and the requirement to file a capital restoration plan with the regulators. Performance under the capital restoration plan must be guaranteed by the parent holding company up to the lesser of the amount of the capital deficiency when deemed undercapitalized or 5% of the institution’s total assets. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2020, Northwest Bank was well-capitalized for this purpose.

Loans-to-One Borrower Limitation

In accordance with the Banking Code, a Pennsylvania chartered savings bank, with certain limited exceptions, may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its capital accounts, the aggregate of capital, surplus, undivided profits, capital securities and reserve for credit losses. The Credit Committee has established an internal lending limit, either individually or in the aggregate to one customer, of $30.0 million. Under certain circumstances, for instance well qualified customers or customers with multiple individually qualified projects, this limit may be exceeded subject to the approval of the Senior Loan Committee. As of December 31, 2020 we had six credit relationships that were equal to or exceeded our $30.0 million internal limit.

Activities and Investments of Insured State-Chartered Banks

Federal law generally limits the activities and equity investments of state-chartered banks insured by the FDIC to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things: (i) acquiring or retaining a majority interest in a subsidiary; (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures liability insurance for directors, trustees or officers, or blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. Activities of state banks and their subsidiaries are generally limited to those permissible for national banks. Exceptions include where the bank meets applicable regulatory capital requirements and the FDIC determines that the proposed activity does not pose a significant risk to the DIF.

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

Federal law prohibits a savings and loan holding company, including Northwest Bancshares, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits, with certain exceptions, the acquisition or retention of more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider, among other factors, the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the DIF, the convenience and needs of the community and competitive factors.

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

Qualified Thrift Lender Test. To be regulated as a savings and loan holding company (rather than as a bank holding company), Northwest Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, Northwest Bank must be a “domestic building and loan association,” as defined in the Internal Revenue Code, or comply with the Qualified Thrift Lender test. Under the Qualified Thrift Lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period. As of December 31, 2020, Northwest Bank met the Qualified Thrift Lender test.

Capital Requirements. Savings and loan holding companies had not historically been subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act required the Federal Reserve Board to establish, for all depository institution holding companies, minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions apply to savings and loan holding companies (of greater than $3 billion in consolidated assets). As is the case with institutions themselves, the capital conservation buffer was phased in between 2016 and 2019. Northwest Bancshares, Inc. was in compliance with the holding company capital requirements and the capital conservation buffer throughout the transition period between 2016 and 2019.

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

    On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”), was signed into law. The Act includes many provisions that affect our income tax expense, including reducing our federal tax rate from 35.0% to 21.0% effective January 1, 2018. As a result of the rate reduction, we were required to re-measure, through income tax expense in the period of enactment, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax liability resulted in a 2017 income tax benefit of $3.1 million.

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

Risks Related to the COVID-19 Pandemic

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

In December 2019, COVID-19 was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. In March 2020, the COVID-19 outbreak was declared a national emergency in the United States. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, millions of individuals have filed claims for unemployment, and stock markets have declined in value and in particular, bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

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
•if the economy is unable to substantially reopen and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause credit losses to increase;
•our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•our wealth management revenues may decline with continuing market turmoil;
•our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;
•litigation, regulatory enforcement risk and reputation risk regarding our participation in the Paycheck Protection Program ("PPP") and the risk that the Small Business Administration ("SBA") may not fund some or all PPP loan guarantees;
•the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on our goodwill or core deposit and customer relationships intangibles that could result in an impairment charge being recorded for that period, that would adversely impact our results of operations and the ability of Northwest Bank to pay dividends to us;
•we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•FDIC premiums may increase if the agency experience additional resolution costs.

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

Risk Related to our Lending Activities

Our commercial loan portfolio is increasing and the inherently higher risk of loss may lead to additional provisions for credit losses or charge-offs, which would negatively impact earnings and capital.

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
    The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in multi-family and commercial real estate lending, as such loans represent 473.7% of total bank capital as of December 31, 2020. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multi-family and commercial real estate lending that would adversely affect our loan originations and profitability.

If the allowance for credit losses is not sufficient to cover actual credit losses, our earnings could decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant credit losses, which may have a material adverse effect on operating results. We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. If our assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease net income.

Our emphasis on originating commercial real estate and commercial loans is one of the more significant factors in evaluating the allowance for credit losses. As we continue to increase the amount of such loans, increased provisions for credit losses may be necessary, which would decrease our earnings. In addition, any future credit deterioration, including as a result of COVID-19, could require us to increase our allowance for credit losses in the future.

    Bank regulators periodically review our allowance for credit losses and may require an increase to the provision for credit losses or further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations or financial condition.

We are subject to regulatory enforcement risk and reputation risk regarding our participation in the PPP, we are party to litigation with respect to our participation in the PPP, and we are subject to the risk that the SBA may not fund some or all PPP loan guarantees.

The Coronavirus Aid, Relief, and Economic Security ("CARES") Act included the PPP as a loan program administered through the SBA. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to detailed qualifications and eligibility criteria.

Because of the short timeframe between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to PPP were issued after lenders began processing PPP applications. Also, there was and continues to be uncertainty in the laws, rules and guidance relating to the PPP. Since the opening of the PPP, several banks have been subject to litigation regarding the procedures used in processing PPP applications, and several banks have been subject to litigation regarding the payment of fees to agents that assisted borrowers in obtaining PPP loans. In addition, some banks and borrowers have received negative media attention associated with PPP loans. Although we believe that we have administered the PPP in accordance with all applicable laws, regulations and guidance, we may be exposed to litigation risk and negative media attention related to our participation in the PPP. If any such litigation is not resolved in our favor, it may result in significant financial liability to us or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or media attention could have a material adverse impact on our business, financial condition, and results of operations.

The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators, and U.S. Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling us to rely on borrower certifications, and take more aggressive action against us for alleged violations of the provisions governing the PPP. Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect our business, reputation, results of operations and financial condition, and thereby adversely affect your investment.

We also have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

We could become subject to more stringent capital requirements, which could adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. Unrealized gains and losses on certain “available-for-sale” securities holdings are to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out was exercised. The Bank exercised this one-time opt-out option. The regulations also establish a “capital conservation buffer” of 2.5% and the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

At December 31, 2020, Northwest Bank has met all of these requirements, including the full 2.5% capital conservation buffer.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, Northwest Bank’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the capital rules, which may limit our ability to pay dividends to stockholders.

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

Risks Related to Laws and Regulations

Changes in laws and regulations and the cost of compliance with new laws and regulations may adversely affect our operations and our income.

    The Company and Northwest Bank are subject to extensive regulation, supervision and examination by the Federal Reserve Board, the Department of Banking and the FDIC. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on Northwest Bank’s operations, reclassify assets, determine the adequacy of Northwest Bank’s allowance for credit losses and determine the level of deposit insurance premiums assessed. The laws and regulations applicable to us are subject to frequent change and interpretations. Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards. Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the Federal Reserve Board, the Department of Banking, the CFPB and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.

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

The Dodd-Frank Act resulted in several new requirements for banking institutions with $10 billion or more in assets. As of December 31, 2020, we had consolidated assets of $13.806 billion. These provisions, subject to a phase-in period, may significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations. Such provisions include:

•The Dodd-Frank Act created the CFPB, which has broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Currently, the Pennsylvania Department of Banking and the FDIC examine Northwest Bank for compliance with consumer protection laws. However, the CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, and accordingly will assume examination and enforcement authority over us, subject to a phase in period.
•Interchange fees for electronic debt transactions by a payment card issuer would be limited to $0.21 plus five basis points times the value of the transaction, plus up to $0.01 for fraud prevention costs. This would lower significantly our interchange or “swipe” revenue. We estimate this decrease in interchange fee income to be approximately $8.0 million, before tax for the year end December 31, 2021.
•The Dodd-Frank Act established 1.35% as the minimum DIF reserve ratio and the FDIC has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35% by September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the statutory minimum fund reserve ratio to 1.35% from the former statutory minimum of 1.15% on institutions with assets less than $10 billion. We will not be entitled to benefit from the offset.
•The Dodd-Frank Act requires a publicly traded savings and loan holding company with $10 billion or more in assets to establish and maintain a risk committee responsible for oversight of enterprise-wide risk management practices, which must be commensurate with the bank’s structure, risk profile, complexity, activities and size.

It is difficult to predict the overall compliance cost of these provisions. However, compliance with these provisions would likely require additional staffing, engagement of external consultants and other operating costs that could have a material adverse effect on our future financial condition and results of operations.

Risk Related to Market Interest Rates

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

Changes in interest rates also affect the current fair value of our interest-earning investment securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2020, the fair value of our investment and mortgage-backed securities portfolio totaled $1,578.6 million. Net unrealized gains on these securities totaled $24.0 million at December 31, 2020.

Any increase in market interest rates may reduce our mortgage banking income. We generate revenues primarily from gains on the sale of mortgage loans to investors, and from the amortization of deferred mortgage servicing rights. We recognized noninterest income of $3.8 million on mortgage banking activities during the year ended December 31, 2020. We also earn interest on loans held for sale while awaiting delivery to our investors.  In a rising or higher interest rate environment, our mortgage loan originations may decrease, resulting in fewer loans that are available for sale. This would result in a decrease in interest income and a decrease in revenues from loan sales. In addition, our results of operations are affected by the amount of noninterest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment, data processing and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

At December 31, 2020, our interest rate risk analysis indicated that the market value of our equity would decrease by 5.5% if there was an instant parallel 200 basis point increase in market interest rates. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

A continuation of the historically low interest rate environment and the possibility that we may access higher-cost funds to support our loan growth and operations may adversely affect our net interest income and profitability.

In recent years the Federal Reserve Board’s policy has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. Our ability to reduce our interest expense may be limited at current interest rate levels while the average yield on our interest-earning assets may continue to decrease, and our interest expense may increase as we access non-core funding sources or increase deposit rates to fund our operations. A continuation of a low interest rate environment or an increase in our cost of funds may adversely affect our net interest income, which would have an adverse effect on our profitability.

Risk Related to our Business Strategy

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

Acquiring other banks, businesses, or branches may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

•difficulty in estimating the value of the target company;
•payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;
•potential exposure to unknown or contingent liabilities of the target company;
•exposure to potential asset quality problems of the target company;
•potential volatility in reported income associated with goodwill impairment losses;
•difficulty and expense of integrating the operations and personnel of the target company;
•inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits of the acquisition;
•potential disruption to our business;
•potential diversion of our management’s time and attention;
•the possible loss of key employees and customers of the target company; and
•potential changes in banking or tax laws or regulations that may affect the target company.

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

Uncertainties associated with increased loan originations may result in errors in our judgment of collectability, which may lead to additional provisions for credit losses or charge-offs, which would negatively affect our operations.

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

Risk Related to Economic Conditions

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition and earnings.

Our performance is significantly impacted by the general economic conditions in our primary markets in Pennsylvania, New York, Ohio, and Indiana. At December 31, 2020, 39.4% of our loan portfolio was secured by properties located in Pennsylvania, and 17.9% of our loan portfolio was secured by properties located in New York, with a large portion of the rest of our loans secured by real estate located in Ohio, and Indiana. Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans.

A deterioration in economic conditions, as a result of COVID-19 or otherwise, could result in the following consequences, any of which could have a material adverse affect on our business, financial condition, liquidity and results of operations:

•demand for our products and services may decline;
•loan delinquencies, problem assets and foreclosures may increase;
•collateral for loans, especially real estate, may decline in value, in turn reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans; and
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Risk Related to Competitive Matters

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

Risk Related to Operational Matters

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

Risks Related to Accounting Matters

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

    In preparing this annual report as well as periodic reports we are required to file under the Securities Exchange Act of 1934, including our Consolidated Financial Statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our valuation of investment securities, our determination of our income tax provision and goodwill, and our evaluation of the adequacy of our allowance for credit losses.

Risk Related to Investment Activities

We could record future losses on our investment securities portfolio.

A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these and other securities constitutes a credit related impairment, which could result in material losses to us. These factors include, but are not limited to, failure by the issuer to make scheduled interest payments, the issuer of the securities and their creditworthiness, any changes to the rating of the security and any adverse conditions specifically related to the security that would render us unable to forecast a full recovery in value. In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the issuers deteriorates and there remains limited liquidity for these securities.

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

Our municipal bond portfolio may be impacted by the effects of economic stress on state and local governments. At December 31, 2020, we had $112.6 million invested in debt obligations of states, municipalities and political subdivisions (collectively referred to as our municipal bond portfolio). We also had $210.9 million of loans outstanding to municipalities and political subdivisions. Widespread concern currently exists regarding the stress on state and local governments emanating from: (i) declining revenues; (ii) large unfunded liabilities to government workers; and (iii) entrenched cost structures. Debt-to-gross domestic product ratios for the majority of states have been deteriorating due to, among other factors, declines in federal monetary assistance provided as the United States is currently experiencing the largest deficit in its history. This concern has led to speculation about the potential for a significant deterioration in the municipal bond market, which could materially affect our results of operations, financial condition and liquidity. We may not be able to mitigate the exposure in our municipal portfolio if state and local governments are unable to fulfill their obligations. The risk of widespread issuer defaults may also increase if there are changes in legislation that permit states, or additional municipalities and political subdivisions, to file for bankruptcy protection or if there are judicial interpretations that, in a bankruptcy or other proceeding, lessen the value of any structural protections.

The financial services sector represents a significant concentration within our investment portfolio.

    Within our investment portfolio, we have a significant amount of corporate debt and mortgage-backed securities issued by companies in the financial services sector. Given current market conditions, this sector has an enhanced level of credit risk.

Risk Related to Our Debit and Credit Activities

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

Other Risk Related to Our Business

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

    As of December 31, 2020, we held $711.8 million of deposits from municipalities throughout Pennsylvania, New York, Ohio, and Indiana. These deposits may be more volatile than other deposits. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which may include FHLB advances, proceeds from the sale of loans, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

We are required to transition from the use of the LIBOR interest rate index in the future.

    We have certain loans indexed to LIBOR to calculate the loan interest rate. The continued availability of the LIBOR index is not guaranteed after 2023. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

As of December 31, 2020, we conducted our business through our main office located in Warren, Pennsylvania, 93 other full-service offices and six free-standing drive-through locations throughout our market area in central and western Pennsylvania, 30 full-service offices and one free-standing drive-through location in western New York, 13 full-service offices and one free-standing drive-through location in eastern Ohio, and 25 full-service offices locations in Indiana. At December 31, 2020, our premises and equipment had an aggregate net book value of approximately $161.5 million.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol “NWBI.” As of February 22, 2021, we had 18 registered market makers, 12,442 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 126,949,388 shares outstanding.

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

There were no sales of unregistered securities during the quarter ended December 31, 2020.

On December 13, 2012, the Board of Directors approved a program that authorizes the repurchase of approximately 5,000,000 shares of common stock. This program does not have expiration date. During the quarter ended December 31, 2020, we repurchased 759,827 shares and there are a maximum of 4,074,262 remaining shares that can be purchased under the current repurchase program.

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan	Maximum number of shares yet to be purchased under the plan
October	—	—	—	4,834,089
November	235,907	11.91	235,907	4,598,182
December	523,920	12.34	523,920	4,074,262
	759,827

Stock Performance Graph

The following stock performance graph compares (a) the cumulative total return on our common stock between December 31, 2015 and December 31, 2020, (b) the cumulative total return on stocks included in the Total Return Index for the NASDAQ Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that our stock performance will continue in the future with the same or similar trend depicted in the graph.  We will not make or endorse any predictions as to future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Northwest Bancshares, Inc., the NASDAQ Composite Index, and the NASDAQ Bank Index

$300
$250
$200
$150
$100
$50
$0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Northwest Bancshares, Inc.
NASDAQ Composite
NASDAQ Bank

	At December 31,
	2015	2016	2017	2018	2019	2020
Northwest Bancshares, Inc.	100.00	140.59	135.62	142.94	146.29	119.98
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
NASDAQ Bank	100.00	137.14	145.21	120.76	150.06	138.59

ITEM 6.                SELECTED FINANCIAL DATA

Selected Financial and Other Data

The summary financial information presented below is derived in part from the Company’s Consolidated Financial Statements.  The following is only a summary and should be read in conjunction with the Consolidated Financial Statements and notes included elsewhere in this document.  The information at December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 is derived in part from the audited Consolidated Financial Statements that appear in this document.  The information at December 31, 2018, 2017 and 2016, and for the years ended December 31, 2017 and 2016, is derived in part from audited Consolidated Financial Statements that do not appear in this document.

	At December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Selected Consolidated Financial Data:
Total assets	$13,806,268	10,493,908	9,607,773	9,363,934	9,623,640
Cash and cash equivalents	736,277	60,846	68,789	77,710	389,867
Marketable securities held-to-maturity	67,990	—	—	—	4,808
Marketable securities available-for-sale	252,237	146,742	224,192	261,809	378,666
Mortgage-backed securities held-to-maturity	178,887	18,036	22,765	29,677	15,170
Mortgage-backed securities available-for-sale	1,146,704	673,159	577,258	530,726	447,534
Loans receivable, net of allowance for credit losses:
Residential mortgage loans held-for-sale	58,786	7,709	—	—	—
Residential mortgage loans	3,002,069	2,857,844	2,860,333	2,772,248	2,693,439
Home equity loans	1,461,744	1,339,729	1,254,890	1,305,521	1,340,837
Consumer loans	1,490,297	1,112,539	848,214	658,056	634,334
Commercial real estate loans	3,255,990	2,732,802	2,443,446	2,431,266	2,315,414
Commercial loans	1,177,536	700,110	589,342	569,523	512,384
Total loans receivable, net	10,446,422	8,750,733	7,996,225	7,736,614	7,496,408
Deposits	11,599,233	8,592,007	7,894,179	7,826,989	7,882,321
Borrowed funds	283,044	246,336	234,389	108,238	142,899
Shareholders’ equity	1,538,703	1,353,285	1,257,638	1,207,724	1,170,663

	For the years ended December 31,
	2020	2019	2018	2017	2016
	(In thousands except per share data)
Selected Consolidated Operating Data:
Total interest income	$434,068	417,380	375,781	358,856	345,634
Total interest expense	42,340	56,914	37,140	28,071	38,299
Net interest income	391,728	360,466	338,641	330,785	307,335
Provision for credit losses	83,975	22,659	20,332	19,751	13,542
Net interest income after provision for credit losses	307,753	337,807	318,309	311,034	293,793
Noninterest income	132,265	99,407	91,702	110,480	85,360
Noninterest expense	347,492	296,103	276,098	285,603	307,838
Income before income taxes	92,526	141,111	133,913	135,911	71,315
Income tax expense	17,672	30,679	28,422	41,444	21,648
Net income	$74,854	110,432	105,491	94,467	49,667
Earnings per share:
Basic	$0.62	1.05	1.03	0.94	0.50
Diluted	$0.62	1.04	1.02	0.92	0.49

	At or for the year ended December 31,
	2020	2019	2018	2017	2016
Selected Financial Ratios and Other Data:
Return on average assets (1), (5), (6), (7), (8), (9), (10)	0.58%	1.07%	1.11%	0.99%	0.55%
Return on average equity (2), (5), (6), (7), (8), (9), (10)	4.72%	8.36%	8.61%	7.95%	4.28%
Average capital to average assets	12.29%	12.79%	12.87%	12.51%	12.73%
Capital to total assets	11.14%	12.90%	13.09%	12.90%	12.16%
Tangible common equity to tangible assets	8.48%	9.72%	10.03%	9.68%	8.95%
Net interest rate spread (3)	3.24%	3.62%	3.73%	3.72%	3.60%
Net interest margin (4)	3.36%	3.84%	3.88%	3.82%	3.73%
Noninterest expense to average assets (5), (6), (8), (9), (10)	2.70%	2.87%	2.90%	3.01%	3.38%
Efficiency ratio (5), (6), (7), (8), (9), (10)	65.01%	62.97%	62.80%	63.19%	77.31%
Noninterest income to average assets (7)	1.03%	0.96%	0.96%	1.16%	0.94%
Net interest income to noninterest expense (5), (6), (8), (9), (10)	1.13x	1.22x	1.23x	1.16x	1.00x
Dividend payout ratio	122.58%	69.23%	66.67%	69.60%	122.45%
Nonperforming loans to net loans receivable	0.99%	0.79%	0.91%	0.84%	1.07%
Nonperforming assets to total assets	0.77%	0.67%	0.78%	0.75%	0.88%
Allowance for credit losses to nonperforming loans	129.99%	84.09%	76.21%	87.43%	76.00%
Allowance for credit losses to net loans receivable	1.27%	0.66%	0.69%	0.73%	0.81%
Average interest-earning assets to average interest-bearing liabilities	1.35x	1.35x	1.35x	1.31x	1.28x
Number of banking offices	170	181	172	172	176
Number of consumer finance offices	—	—	—	—	49

(1)Represents net income divided by average assets.
(2)Represents net income divided by average equity.
(3)Represents average yield on interest-earning assets less average cost of interest-bearing liabilities (shown on a fully taxable equivalent ("FTE") basis).
(4)Represents net interest income as a percentage of average interest-earning assets (shown on a FTE basis).
(5)2016 includes $37.0 million FHLB prepayment penalty, $12.2 million restructuring/acquisition expense and $5.1 million ESOP termination expense.
(6) 2017 includes $4.4 million restructuring/acquisition expense.
(7) 2017 includes $17.2 million gain on sale of offices.
(8) 2018 includes $1.0 million restructuring/acquisition expense.
(9) 2019 includes $4.2 million restructuring/acquisition expense.
(10) 2020 includes $20.8 million acquisition/branch optimization expense, $41.6 million estimated provision for credit losses related to COVID-19 and $18.2 million estimated provision for credit losses related to the effect of CECL on the acquisition of MutualBank.

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

Our earnings depend primarily on net interest income, which is the difference between interest earned on our interest-earning assets, consisting primarily of loans and investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits, borrowed funds, and trust-preferred securities. Net interest income is a function of our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities, as well as a function of the average balance of interest-earning assets compared to the average balance of interest-bearing liabilities.  Also contributing to our earnings is noninterest income, which consists primarily of service charges and fees on loan and deposit products and services, fees related to insurance and investment management and trust services, and net gains and losses on the sale of assets.  Net interest income and noninterest income are offset by provisions for credit losses, general administrative and other expenses, including employee compensation and benefits and occupancy and processing costs, as well as by state and federal income tax expense.

Our net income was $74.9 million, or $0.62 per diluted share, for the year ended December 31, 2020 compared to $110.4 million, or $1.04 per diluted share, for the year ended December 31, 2019 and $105.5 million, or $1.02 per diluted share, for the year ended December 31, 2018. The provision for credit losses was $84.0 million for the year ended December 31, 2020 compared to $22.7 million for the year ended December 31, 2019 and $20.3 million for the year ended December 31, 2018.

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

Allowance for Credit Losses.  We recognize that losses will be experienced on loans and that the risk of loss varies with the type of loan, the creditworthiness of the borrower, general economic conditions and the quality of the collateral for the loan.  We maintain an allowance for expected lifetime losses in the loan portfolio. The allowance for credit losses represents management’s estimate of lifetime expected losses based on all available information. The allowance for credit losses is based on management’s evaluation of relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The loan portfolio is reviewed regularly by management in its determination of the allowance for credit losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. As an integral part of their examination process, regulatory agencies periodically review our allowance for credit losses and may require us to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for credit losses, a combination of statistical models are applied to various pools of outstanding loans. We use a twelve month forecasting period and revert to historical average loss rates thereafter. Credit relationships that have been classified as substandard or doubtful and are greater than or equal to $1.0 million are reviewed by the Credit Administration department to determine if they no longer continue to demonstrate similar risk characteristics to their loan pool. If a loan no longer demonstrates similar risk characteristics to their loan pool they are removed from the pool and an individual assessment will be performed. The allowance calculation is also supplemented with qualitative reserves that takes into consideration the current portfolio and specific risk characteristics, such as changes in underwriting standards, portfolio mix, delinquency level, or term, as well as changes in environmental conditions, among other factors, that have occurred but are not yet reflected in the quantitative model component.

Although management believes that it uses the best information available to establish the allowance for credit losses, future adjustments to the allowance for credit losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for credit losses is adequate or that increases will not be necessary should the quality of loans deteriorate as a result of the factors discussed previously. Any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations. The allowance is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results.  For further information related to our allowance for credit losses, see Note 1(f) of the notes to the Consolidated Financial Statements.

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

On a quarterly basis, we measure expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Available-for-sale debt securities in an unrealized loss position are reviewed for impairment at least quarterly. An investment security is deemed impaired if the fair value of the investment is less than its amortized cost. In making this determination, we consider both our intent to sell and the likelihood that we will not have to sell the investment securities before recovery of their amortized cost basis during our evaluation. For available-for-sale debt securities that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment we consider the issuer of the securities and their creditworthiness, any changes to the rating of the security and any adverse conditions specifically related to the security, among other factors. Also, we may evaluate the business and financial outlook of the issuer, as well as broader economic performance indicators. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Any future deterioration in the fair value of an investment security, or the determination that impairment exists, may have a material adverse affect on future earnings.

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

During the first quarter of 2020, the Company determined the COVID-19 pandemic and its negative effect on the global economy to be a triggering event. As a result, the Company, with the assistance of a third-party specialist, performed a quantitative impairment analysis in accordance with ASU 2017-04 as of March 31, 2020. This analysis indicated the aggregate fair value of Northwest Bank, the sole reporting unit of Northwest Bancshares, Inc., exceeded the carrying value and therefore goodwill was not impaired. Given the results of the quantitative goodwill analysis performed during the first quarter and the absence of any significant changes in the economic environment that would indicate a change in the conclusion of the quantitative analysis performed, the Company elected to perform a qualitative goodwill impairment test as of June 30, 2020 in accordance with ASC 350, as updated by ASU 2017-04, and concluded that goodwill was not impaired as of June 30, 2020. As of December 31, 2020 and 2019, there were no events or changes in circumstances that would cause us to update that goodwill impairment test and we have concluded there is no impairment in goodwill.

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

In determining the projected benefit obligations for pension benefits at December 31, 2020 and 2019, we used a discount rate of 2.39% and 3.14%, respectively.  We use the FTSE (previously Citigroup) Pension Liability Index rates matching the duration of our benefit payments as of the measurement date, December 31, to determine the discount rate.

Recently Issued Accounting Standards

    The following Accounting Standard Updates ("ASU") issued by the FASB have not yet been adopted.

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

    In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance provides expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The amendments primarily include contract modifications and hedge accounting, as well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity. This guidance is effective March 12, 2020 through December 31, 2022. We are currently in the process of evaluating the amendments and determining the impact on our financial statements.

Balance Sheet Analysis

Assets. Total assets at December 31, 2020 were $13.806 billion, an increase of $3.312 billion, or 31.6%, from $10.494 billion at December 31, 2019. This increase in assets was due primarily to an increase in net loans receivable of $1.696 billion primarily due to the acquisition of MutualBank in April 2020. A discussion of significant changes follows.

Cash and cash equivalents. Cash and cash equivalents increased by $675.4 million to $736.3 million at December 31, 2020, from $60.8 million at December 31, 2019. This increase was a result of increases in deposits of $3.007 billion and borrowings of $36.7 million offset slightly by funding gross loan growth of $1.772 billion.

Marketable securities.  Marketable securities increased by $739.9 million, or 88.3%, to $1.578 billion at December 31, 2020, from $837.9 million at December 31, 2019. This increase was a result of using excess deposits to purchase higher yielding investment securities.

The following table sets forth certain information regarding the amortized cost and fair value of our available-for-sale marketable securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2020		2019		2018
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Residential mortgage-backed securities available-for-sale:
Fixed rate pass-through	$339,406	346,445	142,421	143,481	130,172	126,627
Variable rate pass-through	14,778	15,189	18,933	19,678	24,761	25,759
Fixed rate agency CMOs	723,586	734,251	452,256	454,168	365,427	360,371
Variable rate agency CMOs	50,333	50,819	55,743	55,832	64,246	64,501
Total residential mortgage-backed securities available-for-sale	$1,128,103	1,146,704	669,353	673,159	584,606	577,258
Marketable securities available-for-sale:
U.S. Government, agency and GSEs	$134,948	135,424	119,673	119,775	204,469	202,115
Municipal securities	112,634	116,813	25,550	26,048	21,026	21,163
Corporate debt issues	—	—	919	919	914	914
Total marketable securities available-for-sale	$247,582	252,237	146,142	146,742	226,409	224,192

The following table sets forth certain information regarding the amortized cost and fair value of our held-to-maturity marketable securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2020		2019		2018
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Residential mortgage-backed securities held-to-maturity:
Fixed rate pass-through	$1,723	1,854	2,197	2,280	2,896	2,949
Variable rate pass-through	919	949	1,210	1,238	1,666	1,705
Fixed rate agency CMOs	107,651	108,365	14,016	14,084	17,552	17,130
Variable rate agency CMOs	604	619	613	621	651	662
Total residential mortgage-backed securities held-to-maturity	$110,897	111,787	18,036	18,223	22,765	22,446
Marketable securities held-to-maturity:
Debt issued by the U.S. government and agencies	$67,990	67,879	—	—	—	—
Total marketable securities held-to-maturity	$178,887	179,666	18,036	18,223	22,765	22,446

The following table sets forth information regarding the issuers and the carrying value of our mortgage-backed securities at the dates indicated.

	At December 31,
	2020	2019	2018
	(In thousands)
Residential mortgage-backed securities:
FNMA	$532,532	280,832	288,825
GNMA	367,354	231,491	81,444
FHLMC	357,249	178,375	229,226
Other (including non-agency)	466	497	528
Total residential mortgage-backed securities	$1,257,601	691,195	600,023

Market Securities Portfolio Maturities and Yields.  The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for our market securities and mortgage-backed securities portfolios at December 31, 2020. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	One year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Annualized weighted average yield	Amortized cost	Fair value	Annualized weighted average yield
	(Dollars in thousands)
Marketable securities held-to-maturity:
U.S. Government and agency obligations	$—	—%	$—	—%	$67,990	1.00%	$—	—%	$67,990	67,879	1.00%

Marketable securities available-for-sale:
Government sponsored entities	24,977	1.30%	238	1.59%	68,972	1.04%	—	—%	94,187	94,507	1.11%
U.S. Government and agency obligations	—	—%	—	—%	—	—%	40,761	1.15%	40,761	40,917	1.15%
Municipal securities	4,008	1.32%	2,803	3.27%	16,046	2.15%	89,777	2.34%	112,634	116,813	2.30%
Total marketable securities available-for-sale	28,985	1.30%	3,041	3.14%	85,018	1.25%	130,538	1.97%	247,582	252,237	1.66%

Residential mortgage-backed securities available-for-sale:
Pass-through certificates	14,821	2.98%	4,991	2.50%	45,243	1.72%	289,129	1.36%	354,184	361,634	1.49%
CMOs	58,137	0.88%	5,633	1.83%	42,106	1.39%	668,043	1.72%	773,919	785,070	1.64%
Total residential mortgage-backed securities available-for-sale	72,958	1.31%	10,624	2.15%	87,349	1.56%	957,172	1.61%	1,128,103	1,146,704	1.59%

Residential mortgage-backed securities held-to-maturity:
Pass-through certificates	919	2.68%	1,157	3.60%	—	—%	566	4.50%	2,642	2,803	3.47%
CMOs	605	0.77%	—	—%	20,316	1.30%	87,334	1.36%	108,255	108,984	1.34%
Total residential mortgage-backed securities held-to-maturity	1,524	1.92%	1,157	3.60%	20,316	1.30%	87,900	1.38%	110,897	111,787	1.39%
Tota marketable securities and mortgage-backed securities	$103,467	1.31%	$14,822	2.46%	$260,673	1.29%	$1,175,610	1.63%	$1,554,572	1,578,607	1.56%

Further information and analysis of our investment portfolio, including tables with information related to gross unrealized gains and losses on available-for sale and held-to-maturity marketable securities and tables showing the fair value and gross unrealized losses on marketable securities aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position are located in Note 5 of the notes to the Consolidated Financial Statements.

Loans Receivable.  Net loans receivable increased by $1.696 billion, or 19.4%, to $10.446 billion at December 31, 2020, from $8.751 billion at December 31, 2019. This increase was due primarily to the addition of $1.508 billion, at fair value, of loans related to the acquisition of MutualBank, as well as organic growth of $187.5 million over the last twelve months.

    Set forth below are selected data related to the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Personal Banking:
Residential mortgage loans held-for-sale	$58,786	0.5%	$7,709	0.1%	$—	—%	$3,128	—%	$9,625	0.1%
Residential mortgage loans	3,009,335	28.4%	2,860,418	32.5%	2,864,470	35.5%	2,773,075	35.6%	2,688,541	35.6%
Home equity loans	1,467,736	13.9%	1,342,918	15.2%	1,258,422	15.6%	1,310,355	16.8%	1,345,370	17.8%
Consumer loans:
Automobile	1,152,673	10.9%	861,192	9.8%	722,227	9.0%	502,998	6.5%	439,807	5.9%
Other (1)	355,320	3.4%	263,940	3.0%	137,486	1.8%	168,391	2.2%	203,154	2.7%
Total Consumer loans	1,507,993	14.3%	1,125,132	12.8%	859,713	10.8%	671,389	8.7%	642,961	8.6%
Total Personal Banking	6,043,850	57.1%	5,336,177	60.6%	4,982,605	61.9%	4,757,947	61.1%	4,686,497	62.0%

Commercial Banking:
Commercial real estate	3,345,889	31.6%	2,754,390	31.3%	2,471,821	30.7%	2,454,726	31.4%	2,342,089	31.0%
Commercial loans	1,191,110	11.3%	718,107	8.1%	597,013	7.4%	580,736	7.5%	528,761	7.0%
Total Commercial Banking	4,536,999	42.9%	3,472,497	39.4%	3,068,834	38.1%	3,035,462	38.9%	2,870,850	38.0%
Total loans receivable, gross	10,580,849	100.0%	8,808,674	100.0%	8,051,439	100.0%	7,793,409	100.0%	7,557,347	100.0%

Total allowance for credit losses	(134,427)		(57,941)		(55,214)		(56,795)		(60,939)
Total loans receivable, net	$10,446,422		$8,750,733		$7,996,225		$7,736,614		$7,496,408
(1)     Consists primarily of secured and unsecured personal loans.

The following table sets forth the maturity of our loan portfolio at December 31, 2020.  Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which they contractually mature, and fixed-rate loans are included in the period in which the contractual repayment is due.

At December 31, 2020 (In thousands)	Due in one year or less	Due after one year through two years	Due after two years through three years	Due after three years through five years	Due after five years	Total
Personal Banking:
Residential mortgage loans	$133,918	136,186	138,951	283,368	2,359,269	3,051,692
Home equity loans	120,096	97,625	95,351	170,837	977,150	1,461,059
Consumer loans	319,430	284,881	269,833	388,082	195,831	1,458,057
Total Personal Banking	573,444	518,692	504,135	842,287	3,532,250	5,970,808

Commercial Banking:
Commercial real estate loans	822,250	485,184	412,840	550,541	1,287,470	3,558,285
Commercial loans	360,678	113,153	114,626	250,712	160,830	999,999
Total Commercial Banking	1,182,928	598,337	527,466	801,253	1,448,300	4,558,284

Total	$1,756,372	1,117,029	1,031,601	1,643,540	4,980,550	10,529,092

The following table sets forth at December 31, 2020, the dollar amount of all fixed-rate and adjustable-rate loans due one year or more after December 31, 2020.  Adjustable and floating-rate loans are included in the table based on the contractual due date of the loan.

At December 31, 2020 (In thousands)	Fixed	Adjustable	Total
Personal Banking:
Residential mortgage loans	$2,843,595	74,179	2,917,774
Home equity loans	895,838	445,125	1,340,963
Consumer loans	1,110,565	28,062	1,138,627
Total Personal Banking	4,849,998	547,366	5,397,364

Commercial Banking:
Commercial real estate loans	640,553	2,095,482	2,736,035
Commercial loans	22,857	416,464	439,321
Total Commercial Banking	663,410	2,511,946	3,175,356

Total	$5,513,408	3,059,312	8,572,720

Deposits. Total deposits increased by $3.007 billion, or 35.0%, to $11.599 billion at December 31, 2020 from $8.592 billion at December 31, 2019 primarily due to the addition of $1.617 billion of deposits, at fair value, from the acquisition of MutualBank. In addition, legacy total deposits increased by $1.390 billion, or 16.2%. Our legacy noninterest-bearing demand deposits increased by $773.2 million, or 48.0%, to $2.383 billion at December 31, 2020 from $1.610 billion at December 31, 2019 and our legacy interest-bearing demand deposits increased by $424.6 million, or 21.8%, to $2.369 billion at December 31, 2020 from $1.944 billion at December 31, 2019. Additionally, our legacy time deposits increased by $400.6 million, or 25.5%, legacy money market deposit accounts increased by $341.4 million, or 18.3%, to $2.205 billion at December 31, 2020 from $1.864 billion at December 31, 2019, and legacy savings deposits increased by $251.6 million, or 15.7%, to $1.856 billion at December 31, 2020 from $1.605 billion at December 31, 2019. This deposit growth is a result of PPP loan funds and consumer stimulus checks as well as consumer saving trends this past year.

The following table sets forth the dollar amount of deposits in the various types of accounts we offered at the dates indicated.

	At December 31,
	2020			2019			2018
	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)
	(Dollars in thousands)
Savings deposits	$2,047,424	17.7%	0.12%	$1,604,838	18.7%	0.19%	$1,636,099	20.7%	0.18%
Demand deposits	5,472,174	47.2%	0.02%	3,553,761	41.4%	0.12%	3,191,616	40.4%	0.13%
Money market deposit accounts	2,437,539	21.0%	0.15%	1,863,998	21.7%	0.64%	1,661,623	21.0%	0.50%
Time deposits:
Maturing within 1 year	990,769	8.5%	0.96%	909,509	10.6%	1.61%	553,173	7.0%	1.19%
Maturing 1 to 3 years	545,049	4.7%	1.61%	514,957	6.0%	1.74%	565,665	7.2%	1.69%
Maturing more than 3 years	106,278	0.9%	1.63%	144,944	1.7%	2.37%	286,003	3.6%	2.03%
Total certificates	1,642,096	14.1%	1.22%	1,569,410	18.3%	1.73%	1,404,841	17.8%	1.57%
Total deposits	$11,599,233	100.0%	0.23%	$8,592,007	100.0%	0.54%	$7,894,179	100.0%	0.47%

(1)   Represents percentage of total deposits.
(2)   Represents weighted average nominal rate at year end.

The following table sets forth the dollar amount of deposits in each state by branch location as of December 31, 2020.

State	Balance	Percent
	(Dollars in thousands)
Pennsylvania	$6,500,203	56.0%
New York	2,660,164	22.9%
Ohio	984,998	8.5%
Indiana	1,453,868	12.6%
Total	$11,599,233	100.0%

The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2020.

Maturity period	Certificates of deposit
(In thousands)
Three months or less	$139,650
Over three months through six months	84,469
Over six months through twelve months	140,136
Over twelve months	214,207
Total	$578,462

Borrowings.  Borrowings increased by $36.7 million, or 14.9%, to $283.0 million at December 31, 2020 from $246.3 million at December 31, 2019. This increase was a result of the Company issuing $125.0 million of 4.00% fixed-to-floating rate subordinated notes during the third quarter of 2020, and $45.0 million increase in collateralized borrowings. This increase was offset by a decrease of $131.6 million in FHLB borrowings.

The following table sets forth information concerning our borrowings at the dates and for the periods indicated.

	During the years ended December 31,
	2020	2019	2018
	(Dollars in thousands)
FHLB borrowings:
Average balance outstanding	$183,062	115,364	43,428
Maximum outstanding at end of any month during year	302,644	249,600	134,300
Balance outstanding at end of year	22,054	153,600	128,600
Weighted average interest rate during year	1.67%	2.38%	2.33%
Weighted average interest rate at end of year	1.92%	1.81%	2.60%

Collateralized borrowings:
Average balance outstanding	$122,782	91,094	102,792
Maximum outstanding at end of any month during year	150,638	101,146	110,309
Balance outstanding at end of year	137,661	92,736	105,789
Weighted average interest rate during year	0.25%	0.25%	0.20%
Weighted average interest rate at end of year	0.19%	0.29%	0.24%

Subordinated borrowings:
Average balance outstanding	$123,294	—	—
Maximum outstanding at end of any month during year	123,329	—	—
Balance outstanding at end of year	123,329	—	—
Weighted average interest rate during year	4.00%	—%	—%
Weighted average interest rate at end of year	4.00%	—%	—%

Total borrowings:
Average balance outstanding	$346,442	206,458	146,220
Maximum outstanding at end of any month during year	440,079	345,473	239,894
Balance outstanding at end of year	283,044	246,336	234,389
Weighted average interest rate during year	1.44%	1.39%	0.82%
Weighted average interest rate at end of year	1.98%	1.24%	1.53%

Shareholders’ equity. Total shareholders’ equity at December 31, 2020 was $1.539 billion, an increase of $185.4 million, or 13.7%, from $1.353 billion at December 31, 2019. This increase in equity was primarily the result of the impact of the issuance of common stock for the MutualBank acquisition of $213.4 million in the second quarter of 2020 as well as net income of $74.9 million. This increase was partially offset by the payment of cash dividends of $93.1 million.

Comparison of Results of Operations for the Years Ended December 31, 2020 and 2019

    General. Net income for the year ended December 31, 2020 was $74.9 million, or $0.62 per diluted share, a decrease of $35.6 million, or 32.2%, from $110.4 million, or $1.04 per diluted share, for the year ended December 31, 2019. The decrease in net income resulted from an increase in provision for credit losses of $61.3 million, or 270.6%, and an increase in noninterest expense of $51.4 million, or 17.4%. Partially offsetting these increases were an increase in noninterest income of $32.9 million, or 33.1%, an increase in net interest income of $31.3 million, or 8.7%, and a decrease in income tax expense of $13.0 million, or 42.4%.

    Net income for the year ended December 31, 2020 represents returns on average equity and average assets of 4.72% and 0.58%, respectively, compared to 8.36% and 1.07% for the year ended December 31, 2019. A discussion of significant changes follows.

    Interest Income. Total interest income increased by $16.7 million, or 4.0%, to $434.1 million for the year ended December 31, 2020 from $417.4 million for the year ended December 31, 2019. This increase is the result of an increase in the average balance of interest-earning assets of $2.294 billion, or 24.3%, to $11.733 billion for the year ended December 31, 2020 from $9.438 billion for the year ended December 31, 2019. Partially offsetting this increase in average balances was a decrease in the average yield on interest-earning assets to 3.70% for the year ended December 31, 2020 from 4.42% for the year ended December 31, 2019. This decrease in average yield is attributed to a decline in overall market interest rates.

    Interest income on loans receivable increased by $16.1 million, or 4.1%, to $410.9 million for the year ended December 31, 2020 from $394.8 million for the year ended December 31, 2019. This increase in interest income on loans receivable is attributed to increases in the average balance on loans receivable. The average balance increased by $1.549 billion, or 18.1%, to $10.104 billion for the year ended December 31, 2020 from $8.555 billion for the year ended December 31, 2019. This increase is due primarily to the addition of $1.517 billion, at fair value, of loans related to the MutualBank acquisition and organic loan growth of $255.2 million. Contributing to this organic loan growth was the origination of approximately $500.0 million of PPP loans. Included in loan interest income for the year ended December 31, 2020 is $3.1 million of accretion related to MutualBank loan purchase accounting and $5.7 million of accretion related to PPP fees, net of origination costs. Partially offsetting this increase in average balances was a decrease in the average yield on loans receivable to 4.07% for the year ended December 31, 2020 from 4.61% for the year ended December 31, 2019 primarily due to the decrease in market interest rates.

    Interest income on mortgage-backed securities increased by $746,000, or 4.5%, to $17.4 million for the year ended December 31, 2020 from $16.7 million for the year ended December 31, 2019. This increase is the result of an increase in the average balance of mortgage-backed securities by $250.0 million, or 39.1%, to $889.7 million for the year ended December 31, 2020 from $639.8 million for the year ended December 31, 2019. This increase was primarily a result of investment securities received as part of the MutualBank acquisition as well as additional purchases utilizing excess cash from deposit growth during the current year. Partially offsetting this increase was a decrease in the average yield on mortgage-backed securities to 1.96% for the year ended December 31, 2020 from 2.61% for the year ended December 31, 2019. This decrease in yield was partially due to the assumption of mortgage-backed securities from MutualBank with market yields lower than the existing Northwest portfolio due to mark-to-market purchase accounting adjustments. In addition, new security purchases were made at lower yields due to decreases in market interest rates.

    Interest income on investment securities remained relatively flat, decreasing by $200,000, or 4.7%, to $4.0 million for the year ended December 31, 2020 from $4.2 million for the year ended December 31, 2019. This decrease is the result of a decrease in the average balance of investment securities of $9.7 million, or 4.7%, to $196.1 million for the year ended December 31, 2020 from $205.8 million for the year ended December 31, 2019, which was primarily due to the maturity or call of government agency securities. The average yield on investment securities remained flat at 2.06% for the years ended December 31, 2020 and December 31, 2019.

    Dividends on FHLB stock decreased by $75,000, or 7.1%, to $1.0 million for the year ended December 31, 2020 from $1.1 million for the year ended December 31, 2019. This decrease is the result of decreases in the average yield on FHLB stock which decreased to 4.50% for the year ended December 31, 2020 from 7.29% for the year ended December 31, 2019. The FHLB of Pittsburgh recently decreased yields on required stock holdings in reaction to lower market interest rates. Slightly offsetting this decrease was an increase in the average balance on FHLB stock by $7.3 million, or 50.5%, to $21.8 million for the year ended December 31, 2020 from $14.5 million for the year ended December 31, 2019 primarily due to FHLB stock acquired and retained from MutualBank. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

    Interest income on interest-earning deposits increased by $119,000, or 19.8%, to $719,000 for the year ended December 31, 2020 from $600,000 for the year ended December 31, 2019. This increase is attributable to an increase in the average balance of interest-earning deposits. The average balance increased by $497.4 million to $520.7 million for the year ended December 31, 2020 from $23.3 million for the year ended December 31, 2019 due to excess liquidity from recent deposit inflows. Partially offsetting this increase was a decrease in the average yield on interesting-earning deposits to 0.14% for the year ended December 31, 2020 from 2.54% for the year ended December 31, 2019, as a result of the Federal Reserve decreasing their targeted federal funds rate.

     Interest Expense. Interest expense decreased by $14.6 million, or 25.6%, to $42.3 million for the year ended December 31, 2020 from $56.9 million for the year ended December 31, 2019. This decrease in interest expense was primarily due to the decline in the average cost of interest-bearing liabilities which decreased to 0.49% for the year ended December 31, 2020 from 0.82% for the year ended December 31, 2019. This decrease resulted from decreases in the interest rates paid on deposits and borrowed funds in response to decreases in market interest rates. Partially offsetting this decrease was an increase in the average balance of interest-bearing liabilities by $1.736 billion, or 24.9%, to $8.703 billion for the year ended December 31, 2020 from $6.968 billion for the year ended December 31, 2019. This increase in average balance resulted from both internal growth in deposits and borrowings as well as the addition of $1.617 billion of deposits and $232.2 million of borrowed funds from the acquisition of MutualBank.

Net Interest Income. Net interest income increased by $31.3 million, or 8.7%, to $391.7 million for the year ended December 31, 2020 from $360.5 million for the year ended December 31, 2019. This increase is attributable to the factors discussed above. Despite the overall increase in net interest income due primarily to balance sheet growth, our interest rate spread decreased to 3.21% for the year ended December 31, 2020 from 3.61% for the year ended December 31, 2019 and our net interest margin also decreased to 3.34% for the year ended December 31, 2020 from 3.82% for the year ended December 31, 2019 primarily due to declining interest-earning asset yields. Contributing to the decline in asset yields was an increase in average cash balances of $497.4 million, earning just 0.14%, due to deposit growth associated with PPP loan funds and consumer stimulus checks.

    Provision for Credit Losses. We analyze the allowance for credit losses as described in Note 1(f) of the notes to the Consolidated Financial Statements. The provision for credit losses increased by $61.3 million to $84.0 million for the year ended December 31, 2020 from $22.7 million for the year ended December 31, 2019. During the current year, the Company adopted ASU 2016-13, ("CECL"), which requires that all financial assets measured at amortized cost be presented at the net amount expected to be collected inclusive of the Company's current estimate of all lifetime expected credit losses. The economic impact of COVID-19, in combination with CECL, including the purchase accounting impact from MutualBank, caused the increase in the provision for the year.
    In determining the amount of the current period provision, we considered current economic conditions, including unemployment levels, bankruptcy filings, and changes in real estate values, and assessed the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled “Allowance for Credit Losses.” The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at December 31, 2020.

    Noninterest Income. Noninterest income increased by $32.9 million, or 33.1%, to $132.3 million for the year ended December 31, 2020 from $99.4 million for the year ended December 31, 2019. This increase is primarily attributable to a $27.6 million increase in mortgage banking income to $31.4 million for the year ended December 31, 2020 from $3.8 million for the year ended December 31, 2019 due to continued efforts to expand our secondary market sales capabilities over the last year, as well as an interest rate environment conducive to refinance activity and attractive secondary market pricing. In addition, trust and other financial services income increased by $3.2 million, or 17.8%, to $20.9 million for the year ended December 31, 2020 from $17.8 million for the year ended December 31, 2019, as well as an increase of $2.5 million, or 4.8%, in service charges and fees to $55.6 million for the year ended December 31, 2020 from $53.1 million for the year ended December 31, 2019, both due primarily to additional fee income as a result of the MutualBank acquisition.

    Noninterest Expense. Noninterest expense increased by $51.4 million, or 17.4%, to $347.5 million for the year ended December 31, 2020 from $296.1 million for the year ended December 31, 2019. All noninterest expense categories, with the exception of real estate owned expense, increased compared to last year. The largest drivers of the overall increase were an increase of $16.6 million in acquisition and branch optimization expenses to $20.8 million for the year ended December 31, 2020 from $4.2 million for the year ended December 31, 2019 due to expenses incurred as part of the MutualBank acquisition as well as expenses incurred as part of the branch optimization initiative that occurred during December. In addition, compensation and employee benefits expense increased by $15.3 million, or 9.4%, to $178.4 million for the year ended December 31, 2020 from $163.1 million for the year ended December 31, 2019, due to internal growth in compensation and staff as well as the addition of MutualBank employees. Also contributing to the increase was an increase in processing expenses of $7.6 million, or 17.9%, to $50.1 million for the year ended December 31, 2020 from $42.5 million for the year ended December 31, 2019, primarily due to our continued efforts to invest in technology and infrastructure as well as improvements to our mortgage and commercial loan origination platforms. Additionally, FDIC premiums increased by $4.1 million to $4.8 million for the year ended December 31, 2020 from $685,000 for the year ended December 31, 2019 due to assessment credits received in the prior year.

    Income Taxes. The provision for income taxes decreased by $13.0 million, or 42.4%, to $17.7 million for the year ended December 31, 2020 from $30.7 million for the year ended December 31, 2019. This decrease in income tax expense is primarily due to the $48.6 million, or 34.4%, decrease in pretax income to $92.5 million for the year ended December 31, 2020 from $141.1 million for the year ended December 31, 2019. In addition, our effective tax rate for the year ended December 31, 2020 was 19.1% compared to 21.7% for the year ended December 31, 2019.

Comparison of Results of Operations for the Years Ended December 31, 2019 and 2018

    General. Net income for the year ended December 31, 2019 was $110.4 million, or $1.04 per diluted share, an increase of $4.9 million, or 4.7%, from $105.5 million, or $1.02 per diluted share, for the year ended December 31, 2018. The increase in net income resulted from an increase in net interest income of $21.8 million, or 6.4% and noninterest income of $7.7 million, or 8.4%. Partially offsetting these increases were an increase in provision for credit losses of $2.3 million, or 11.4%, an increase in noninterest expense of $20.0 million, or 7.2%, and an increase in income tax expense of $2.3 million, or 7.9%.

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

Interest income on loans receivable increased by $38.2 million, or 10.7%, to $394.8 million for the year ended December 31, 2019 from $356.6 million for the year ended December 31, 2018. This increase in interest income on loans receivable is attributed to increases in the average balance and average yield on loans receivable. The average balance increased by $671.0 million, or 8.5%, to $8.555 billion for the year ended December 31, 2019 from $7.884 billion for the year ended December 31, 2018. This increase is due primarily to the addition of $407.8 million, at fair value, of loans related to the UCB acquisition and organic loan growth of $349.4 million. Additionally, the average yield on loans receivable increased to 4.63% for the year ended December 31, 2019 from 4.54% for the year ended December 31, 2018. The average loan yield was positively affected by increases in market interest rates before the Federal Reserve started its interest rate easing strategy in March of 2019.
Interest income on mortgage-backed securities increased by $2.9 million, or 21.0%, to $16.7 million for the year ended December 31, 2019 from $13.8 million for the year ended December 31, 2018. This increase is the result of increases in both the average balance and average yield. The average balance of mortgage-backed securities increased by $53.2 million, or 9.1%, to $639.8 million for the year ended December 31, 2019 from $586.6 million for the year ended December 31, 2018. The average yield on mortgage-backed securities increased to 2.61% for the year ended December 31, 2019 from 2.35% for the year ended December 31, 2018 due to the purchase of fixed-rate mortgage-backed securities, including the UCB portfolio, which had yields higher than the existing Northwest portfolio.

Interest income on investment securities remained relatively flat, increasing by $103,000, or 2.5%, to $4.2 million for the year ended December 31, 2019 from $4.1 million for the year ended December 31, 2018. This increase is the result of an increase in the average yield on investment securities to 2.17% for the year ended December 31, 2019 from 1.84% for the year ended December 31, 2018, due primarily to the addition of higher yielding investments, including municipal bonds, from the UCB acquisition. Partially offsetting this increase was a decrease in the average balance of investment securities of $35.2 million, or 14.6%, to $205.8 million for the year ended December 31, 2019 from $241.0 million for the year ended December 31, 2018, which was primarily due to the maturity or call of government agency securities.

Dividends on FHLB stock increased by $604,000, or 133.6%, to $1.1 million for the year ended December 31, 2019 from $452,000 for the year ended December 31, 2018. This increase is the result of increases in both the average balance and average yield. The average balance on FHLB stock increased by $4.1 million, or 39.8%, to $14.5 million for the year ended December 31, 2019 from $10.4 million for the year ended December 31, 2018. Additionally, the average yield on FHLB stock increased to 7.29% for the year ended December 31, 2019 from 4.37% for the year ended December 31, 2018. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

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

Provision for Credit Losses. We analyze the allowance for credit losses as described in Note 1(f) of the notes to the Consolidated Financial Statements. The provision for credit losses increased by $2.3 million, or 11.4%, to $22.7 million for the year ended December 31, 2019 from $20.3 million for the year ended December 31, 2018. This increase is due primarily to a downgrade of an $11.5 million commercial loan resulting in a credit loss reserve on this relationship of approximately $7.4 million. Partially offsetting this increase was a decrease in total nonaccrual loans by $3.4 million, or 4.7%, to $68.9 million, or 0.78% of total loans, at December 31, 2019 from $72.3 million, or 0.90% of total loans, at December 31, 2018. In addition, total loan delinquency decreased to $119.4 million, or 1.36% of total loans at December 31, 2019 from $121.5 million, or 1.51% of total loans at December 31, 2018.

In determining the amount of the current period provision for the year ended December 31, 2019, we considered current economic conditions as of that period, including unemployment levels, bankruptcy filings, and changes in real estate values, and assessed the impact of these factors on the quality of our loan portfolio and historical loss factors.

The provision that was recorded was sufficient, in our judgment, to bring this reserve to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience as of December 31, 2019.

Noninterest Income. Noninterest income increased by $7.7 million, or 8.4%, to $99.4 million for the year ended December 31, 2019 from $91.7 million for the year ended December 31, 2018. This increase is primarily attributable to a $3.2 million, or 540.8%, increase in mortgage banking income to $3.8 million for the year ended December 31, 2019 from $596,000 for the year ended December 31, 2018, as a result of expanding our secondary market sales capabilities. Service charges and fees also increased $2.3 million, or 4.5%, to $53.1 million for the year ended December 31, 2019 from $50.8 million for the year ended December 31, 2018, primarily due to additional fees collected on deposit accounts due to a recent change in fee structure while also being positively impacted by transaction volume. We also recognized a gain of $1.7 million during the current year on the sale of approximately $98.2 million of one-to-four family mortgage loans from our portfolio. In addition, trust and other financial services income increased by $1.2 million, or 7.1%, to $17.8 million for the year ended December 31, 2019 from $16.6 million for the year ended December 31, 2018, due primarily to new brokerage production. Slightly offsetting these increases was a decrease of $1.4 million, or 24.1%, in income on bank owned life insurance to $4.4 million for the year ended December 31, 2019 from $5.8 million for the year ended December 31, 2018 due to death benefits received in the prior year.

Noninterest Expense. Noninterest expense increased by $20.0 million, or 7.2%, to $296.1 million for the year ended December 31, 2019 from $276.1 million for the year ended December 31, 2018. All noninterest expense categories, with the exception of federal deposit insurance premiums, marketing expense, and real estate owned expense, increased compared to 2018. Most of these increases resulted from the UCB acquisition as well as the MutualBank acquisition which closed and converted in the second quarter of 2020. The largest driver of the overall increase was a $10.7 million, or 7.0%, increase in compensation and employee benefits expense to $163.1 million for the year ended December 31, 2019 from $152.4 million for the year ended December 31, 2018, due to both internal growth in compensation and staff as well as the addition of UCB employees. Also contributing to the increase was an increase in processing expenses of $3.4 million, or 8.7%, to $42.5 million for the year ended December 31, 2019 from $39.0 million for the year ended December 31, 2018, primarily due to our continued efforts to invest in technology and infrastructure as well as improvements to our mortgage and commercial loan origination platforms. Acquisition expense increased by $3.2 million, or 311.0%, to $4.2 million for the year ended December 31, 2019 from $1.0 million for the year ended December 31, 2018 due both to costs incurred as part of the UCB acquisition as well as initial expenses incurred as a result of the MutualBank acquisition. Professional services expenses also increased by $1.7 million, or 15.9% primarily as a result of the continued consulting engagements related to the implementation of CECL as well as a deposit consulting engagement focused on product, price and promotion. Additionally, other noninterest expense increased by $2.7 million or 23.5%, to $14.0 million for the year ended December 31, 2019 from $11.3 million for the year ended December 31, 2018, due to both an increase in pension related servicing costs and an increase in litigation expenses. Slightly offsetting these increases was a decrease in FDIC premiums of $2.1 million, or 75.1%, due to an FDIC assessment credit received during the 2019 as a result of the deposit insurance fund becoming fully funded as well as a decrease in marketing expense of $1.4 million, or 17.0%, due primarily to our debit card reward program being discontinued.

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

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time that it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at the lower of the related loan balance or its fair value as determined by an appraisal, less estimated costs of disposal. If the value of the property is less than the principal balance, less any related specific credit loss reserve allocations, the difference is charged against the allowance for credit losses. Any subsequent write-down of real estate owned or loss at the time of disposition is charged against earnings.

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

	At December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$14,489	12,775	12,985	13,890	13,621
Home equity loans	8,441	5,688	6,037	7,469	5,756
Consumer loans	5,473	3,611	3,254	4,208	3,923
Commercial real estate loans	25,287	25,014	25,587	16,284	21,834
Commercial loans	7,325	4,739	3,010	3,140	3,520
Total loans 90 days or more past due	$61,015	51,827	50,873	44,991	48,654
Total real estate owned (REO)	$2,232	950	2,498	5,666	4,889
Total loans 90 days or more past due and REO	63,247	52,777	53,371	50,657	53,543
Total loans 90 days or more past due to net loans receivable	0.58%	0.59%	0.64%	0.58%	0.65%
Total loans 90 days or more past due and REO to total assets	0.46%	0.50%	0.56%	0.54%	0.56%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	$61,015	51,680	50,730	43,077	45,181
Nonaccrual loans - loans less than 90 days past due	41,817	17,190	21,552	21,378	34,355
Loans 90 days or more past due still accruing	585	32	166	502	649
Total nonperforming loans	103,417	68,902	72,448	64,957	80,185
Total nonperforming assets	$105,649	69,852	74,946	70,623	85,074
Nonaccrual troubled debt restructuring loans (1)	$10,704	9,043	15,306	12,285	16,346
Accruing troubled debt restructuring loans	21,431	22,956	18,302	19,819	26,580
Total troubled debt restructuring loans	$32,135	31,999	33,608	32,104	42,926
(1)Also included in nonaccrual loans above.

During the year ended December 31, 2020, gross interest income of approximately $6.4 million would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current and in accordance with their original terms throughout the year. We recognized $842,000 of interest income on nonaccrual and troubled debt restructuring loans during the year ended December 31, 2020.

    Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans, or other assets including other real estate owned, considered to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the financial institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention.” At December 31, 2020, we had 198 loans, with an aggregate principal balance of $149.3 million, designated as “special mention.”

We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. Our largest classified assets generally are also our largest nonperforming assets.

The following table sets forth the aggregate amount of our classified assets at the dates indicated.

	At December 31,
	2020	2019	2018
	(In thousands)
Substandard assets	$491,557	221,365	198,179
Doubtful assets	—	—	—
Loss assets	—	—	—
Total classified assets	$491,557	221,365	198,179

Allowance for Credit Losses. We adopted CECL on January 1, 2020, as further described in Note 1. Our Board of Directors has adopted an “Allowance for Credit Losses” policy designed to provide management with a systematic methodology for determining and documenting the allowance for credit losses each reporting period. This methodology was developed to provide a consistent process and review procedure to ensure that the allowance for credit losses is in conformity with GAAP, our policies and procedures and other supervisory and regulatory guidelines.

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

If a substandard or doubtful loan is not grouped with other loans that possess common characteristics for evaluation and analysis, it is considered individually for impairment. For the purpose of calculating reserves, we have grouped our loans into seven segments: residential mortgage loans, home equity loans, vehicle loans, consumer loans, commercial real estate loans, commercial real estate loans - owner occupied and commercial loans. The allowance for credit losses is measured using a combination of statistical models. We use a twelve month forecasting period and revert to historical average loss rates thereafter. Reversion to average loss rates takes place over twelve months. Historical average loss rates are calculated using historical data beginning in October 2009 through the current period.

The credit losses for individually assessed loans along with the estimated loss for each homogeneous pool are consolidated into one summary document. This summary schedule along with the support documentation used to establish this schedule is presented to management’s Allowance for Credit Losses Committee ("ACL Committee") monthly. The ACL Committee reviews and approves the processes and ACL documentation presented. Based on this review and discussion, the appropriate amount of ACL is estimated and any adjustments to reconcile the actual ACL with this estimate are determined. The ACL Committee also considers if any changes to the methodology are needed. In addition to the ACL Committee's review and approval, a review is performed by the Risk Management Committee of the Board of Directors on a quarterly basis and annually by internal audit.

    In addition to the reviews by management’s ACL Committee and the Board of Directors’ Risk Management Committee, regulators from either the FDIC and the Pennsylvania Department of Banking perform an extensive review on at least an annual basis for the adequacy of the ACL and its conformity with regulatory guidelines and pronouncements. Any recommendations or enhancements from these independent parties are considered by management and the ACL Committee and implemented accordingly.

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

     We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness. As part of the analysis as of December 31, 2020, we considered the most recent economic conditions and forecasts available which incorporated the impact of COVID-19. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL increased by $76.5 million, or 132.0%, to $134.4 million, or 1.27% of total loans at December 31, 2020 from $57.9 million, or 0.66% of total loans, at December 31, 2019. Due to the adoption of CECL, our allowance increased $10.8 million. In addition, our allowance increased $8.8 million as a result of recording the initial allowance on the purchased credit deteriorated loans acquired from MutualBank. The non-purchased credit deteriorated loans acquired from MutualBank resulted in a credit mark of $28.1 million and an additional allowance of $18.2 million, as required by CECL. The estimated economic impact of COVID-19 caused us to increase our provision for credit loss expense by approximately $41.6 million for the year ended December 31, 2020.

    Quarterly, management's Credit Committee reviews the concentration of credit by industry and customer, lending products and activity, competition and collateral values, as well as economic conditions in general and in each of our market areas. The Credit Committee also reviews and discusses delinquency trends, nonperforming asset amounts and ACL levels and ratios compared to our peer group as well as state and national statistics.

    We also consider how the levels of non-accrual loans and historical charge-offs have influenced the required amount of ACL. Nonaccrual loans of $102.8 million, or 0.98% of total gross loans receivable at December 31, 2020, increased by $34.0 million, or 49.3%, from $68.9 million, or 0.78% of total gross loans receivable, at December 31, 2019. As a percentage of average loans, net charge-offs increased to 0.27% for the year ended December 31, 2020 compared to 0.23% for the year ended December 31, 2019. The increase in net charge-offs was largely impacted by a $9.1 million charge-off on one commercial loan which was previously downgraded and reserved for prior to the onset of COVID-19.

Analysis of the Allowance for Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

	Years ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Net loans receivable	$10,446,422	8,750,733	7,996,225	7,736,614	7,496,408
Average loans outstanding	10,104,453	8,554,954	7,883,944	7,664,288	7,391,456
Allowance for credit losses
Balance at beginning of period	57,941	55,214	56,795	60,939	62,672
CECL adoption	10,792	—	—	—	—
Initial allowance on loans purchased with credit deterioration	8,845	—	—	—	—
Provision for credit losses	83,975	22,659	20,332	19,751	13,542
Charge-offs:
Residential mortgage loans	(917)	(1,166)	(1,179)	(1,039)	(3,480)
Home equity loans	(608)	(1,121)	(1,785)	(2,259)	(2,539)
Consumer loans	(12,658)	(11,807)	(15,965)	(20,292)	(10,905)
Commercial real estate loans	(4,323)	(5,467)	(7,387)	(4,174)	(3,740)
Commercial loans	(16,212)	(6,651)	(3,325)	(3,490)	(4,217)
Total charge-offs	(34,718)	(26,212)	(29,641)	(31,254)	(24,881)
Recoveries:
Residential mortgage loans	363	508	614	472	445
Home equity loans	766	410	531	583	672
Consumer loans	3,407	2,720	3,597	2,188	1,810
Commercial real estate loans	1,314	1,829	1,420	1,991	4,331
Commercial loans	1,742	813	1,566	2,125	2,348
Total recoveries	7,592	6,280	7,728	7,359	9,606
Balance at end of period	$134,427	57,941	55,214	56,795	60,939
Allowance for credit losses as a percentage of net loans receivable	1.29%	0.66%	0.69%	0.73%	0.81%
Net charge-offs as a percentage of average loans outstanding	0.27%	0.23%	0.28%	0.31%	0.21%
Allowance for credit losses as a percentage of nonperforming loans	129.99%	84.09%	76.21%	87.43%	76.00%
Allowance for credit losses as a percentage of nonperforming assets	127.24%	82.95%	73.67%	80.42%	71.63%

Allocation of Allowance for Credit Losses.  The following tables set forth the allocation of the allowance for credit losses by loan category at the dates indicated.  The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category.

	At December 31,
	2020		2019		2018
	Amount	% of total loans (1)	Amount	% of total loans (1)	Amount	% of total loans (1)
	(Dollars in thousands)
Balance at end of year applicable to:
Residential mortgage loans	$7,266	29.0%	$2,574	31.7%	$4,137	34.6%
Home equity loans	5,992	13.9%	3,189	14.8%	3,532	15.2%
Consumer loans	17,696	14.3%	12,593	12.1%	11,499	10.2%
Commercial real estate loans	89,899	31.6%	21,588	32.8%	28,375	32.0%
Commercial loans	13,574	11.2%	17,997	8.6%	7,671	8.0%
Total	$134,427	100.0%	$57,941	100.0%	$55,214	100%

	At December 31,
	2017		2016
	Amount	% of total loans (1)	Amount	% of total loans (1)
	(Dollars in thousands)
Balance at end of year applicable to:
Residential mortgage loans	$3,955	34.8%	$4,727	35.1%
Home equity loans	4,834	16.4%	4,533	17.2%
Consumer loans	13,333	8.3%	8,627	8.1%
Commercial real estate loans	23,460	32.6%	26,675	32.4%
Commercial loans	11,213	7.9%	16,377	7.2%
Total	$56,795	100.0%	$60,939	100.0%
(1)Represents percentage of loans in each category to total loans.

Average Balance Sheets

The following tables set forth average balance sheets, average yields, on a fully taxable equivalent ("FTE") basis, and average costs, and certain other information at and for the periods indicated.  All average balances are daily average balances.  Non-accrual loans are included in the computation of average balances.  The yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income or expense.  The average yield for loans receivable and investment securities are calculated on a FTE basis.

	For the years ended December 31,
	2020			2019			2018
	Average balance	Interest	Average yield/cost (11)	Average balance	Interest	Average yield/cost (11)	Average balance	Interest	Average yield/cost (11)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (includes FTE adjustments of $2,223, $1,335 and $1,332, respectively) (1), (2), (3)	$10,104,453	413,131	4.09%	$8,554,954	396,144	4.63%	$7,883,944	357,903	4.54%
Mortgage-backed securities (4)	889,744	17,416	1.96%	639,764	16,670	2.61%	586,613	13,781	2.35%
Investment securities (includes FTE adjustments of $797, $225 and $287, respectively) (4), (5)	196,071	4,841	2.47%	205,757	4,470	2.17%	240,989	4,429	1.84%
FHLB stock, at cost	21,781	981	4.50%	14,477	1,056	7.29%	10,354	452	4.37%
Interest-earning deposits	520,666	719	0.14%	23,305	600	2.54%	41,079	835	2.00%
Total interest-earning assets (includes FTE adjustments of $3,020, $1,560 and $1,619, respectively)	11,732,715	437,088	3.73%	9,438,257	418,940	4.44%	8,762,979	377,400	4.30%
Noninterest-earning assets (6)	1,159,405			890,760			752,007
Total assets	$12,892,120			$10,329,017			$9,514,986
Interest-bearing liabilities:
Savings deposits	$1,885,517	2,640	0.14%	$1,655,495	3,115	0.19%	$1,669,930	3,064	0.18%
Interest-bearing demand deposits	2,432,427	3,358	0.14%	1,651,393	6,012	0.36%	1,447,809	3,607	0.25%
Money market deposit accounts	2,224,904	6,995	0.31%	1,778,661	13,010	0.73%	1,690,481	5,740	0.34%
Time deposits	1,687,381	22,903	1.36%	1,555,726	27,079	1.74%	1,415,187	18,574	1.31%
Borrowed funds (7)	346,442	3,190	0.92%	206,458	2,865	1.39%	146,220	1,194	0.82%
Junior subordinated debentures	126,683	3,254	2.53%	120,012	4,833	3.97%	111,213	4,961	4.40%
Total interest-bearing liabilities	8,703,354	42,340	0.49%	6,967,745	56,914	0.82%	6,480,840	37,140	0.57%
Noninterest-bearing demand deposits (8)	2,357,725			1,835,622			1,710,841
Noninterest-bearing liabilities	246,294			204,198			98,550
Total liabilities	11,307,373			9,007,565			8,290,231
Shareholders’ equity	1,584,747			1,321,452			1,224,755
Total liabilities and shareholders’ equity	$12,892,120			$10,329,017			$9,514,986
Net interest income		394,748			362,026			340,260
Net interest rate spread (9)			3.24%			3.62%			3.73%
Net interest-earning assets/net interest margin (10)	$3,029,361		3.36%	$2,470,512		3.84%	$2,282,139		3.88%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.35X			1.35X			1.35X
(1)Average gross loans receivable includes loans held as available-for-sale and loans placed on nonaccrual status.
(2)Interest income includes accretion/amortization of deferred loan fees/expenses, which was not material.
(3)Interest income on tax-free loans is presented on a FTE basis including adjustments, as indicated.
(4)Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.
(5)Interest income on tax-free investment securities is presented on a FTE basis including adjustments, as indicated.
(6)Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.
(7)Average balances include FHLB borrowings and collateralized borrowings.
(8)Average cost of deposits were 0.34%, 0.58% and 0.39%, respectively.
(9)Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(10)Net interest margin represents net interest income as a percentage of average interest-earning assets.
(11)Shown on a FTE basis. GAAP basis yields for the years ended December 31, 2020, 2019 and 2018 were - Loans: 4.07%, 4.61% and 4.52%, respectively, Investment securities: 2.06%, 2.06% and 1.72%, respectively, Interest-earning assets: 3.70%, 4.42% and 4.29%, respectively. GAAP basis net interest rate spreads were 3.21%, 3.61% and 3.72%, respectively, and GAAP basis net interest margins were 3.34%, 3.82% and 3.86%, respectively.

Rate/Volume Analysis

The following table presents, on a FTE basis, the changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the year ended December 31, 2020 compared to 2019 and for the year ended December 31, 2019 compared to 2018. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the prior year rate; (2) changes in rate multiplied by the prior year volume; and (3) the total increase or decrease. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Years ended December 31, 2020 vs. 2019			Years ended December 31, 2019 vs. 2018
	Increase/(decrease) due to		Total increase/(decrease)	Increase/(decrease) due to		Total increase/(decrease)

	Rate	Volume		Rate	Volume
	(In thousands)
Interest-earning assets:
Loans receivable	$(46,366)	63,353	16,987	7,169	31,072	38,241
Mortgage-backed securities	(4,147)	4,893	746	1,504	1,385	2,889
Investment securities	610	(239)	371	806	(765)	41
FHLB stock, at cost	(404)	329	(75)	303	301	604
Interest-earning deposits	(569)	688	119	223	(458)	(235)
Total interest-earning assets	(50,876)	69,024	18,148	10,005	31,535	41,540

Interest-bearing liabilities:
Savings deposits	(797)	322	(475)	78	(27)	51
Interest-bearing demand deposits	(3,732)	1,078	(2,654)	1,664	741	2,405
Money market deposit accounts	(7,418)	1,403	(6,015)	6,625	645	7,270
Time deposits	(5,963)	1,787	(4,176)	6,059	2,446	8,505
Borrowed funds	(964)	1,289	325	835	836	1,671
Junior subordinated debentures	(1,764)	185	(1,579)	(482)	354	(128)
Total interest-bearing liabilities	(20,638)	6,064	(14,574)	14,779	4,995	19,774
Net change in net interest income	$(30,238)	62,960	32,722	(4,774)	26,540	21,766

Liquidity and Capital Resources

Northwest Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during their regular examinations.  The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The FDIC allows us to consider any unencumbered, available-for-sale marketable security, whose sale would not impair our capital adequacy, to be eligible for liquidity.  Liquidity is monitored through the use of a standard liquidity ratio of liquid assets to borrowings plus deposits.  Using this formula, Northwest Bank’s liquidity ratio was 16.78% as of December 31, 2020. We adjust our liquidity level in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments.  We also adjust liquidity as appropriate to meet our asset and liability management objectives. Liquidity needs can also be met by temporarily drawing upon lines-of-credit established for such reasons.  At December 31, 2020, Northwest Bank had $3.872 billion of additional borrowing capacity available with the FHLB of Pittsburgh, including a $250.0 million overnight line of credit, which had no balance at December 31, 2020, as well as $95.4 million of borrowing capacity available with the Federal Reserve Bank and $110.0 million with three correspondent banks.

In addition to deposits, our primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition.  We manage the pricing of our deposits to maintain a desired deposit balance.  In addition, we invest excess funds in short-term interest earning and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits amounted to $595.9 million at December 31, 2020.  For additional information about our cash flows from operating, financing, and investing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing, and financing activities.  The primary sources of cash during the current year were net income, principal repayments on loans and mortgage-backed securities, and the subordinated debt offering.

 Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Pittsburgh, FHLB of Indianapolis and the Federal Reserve Bank of Cleveland, which provide an additional source of funds. At December 31, 2020, Northwest Bank had advances of $22.1 million from the FHLB of Indianapolis. We borrow from these sources to reduce interest rate risk and to provide liquidity when necessary.

At December 31, 2020, our customers had $1.045 billion of unused lines of credit available and $251.1 million in loan commitments. This amount does not include the unfunded portion of loans in process. Time deposits scheduled to mature in less than one year at December 31, 2020, totaled $990.8 million. We believe that a significant portion of such deposits will remain with us.

Deposits are our primary source of externally generated funds. The level of deposit inflows during any given period is heavily influenced by factors outside of our control, such as consumer savings tendencies, the general level of short-term and long-term market interest rates, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds. Financial institutions, such as Northwest Bank, are also subject to deposit outflows. Our net deposits increased by $3.007 billion for the year ended December 31, 2020, increased by $697.8 million for the year ended December 31, 2019 and increased by $67.2 million for the year ended December 31, 2018.

Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of market interest rates, consumer confidence and consumer spending and also includes approximately $500.0 million of PPP loans. Funds received from loan maturities and principal payments on loans for the years ended December 31, 2020, 2019 and 2018 were $4.384 billion, $3.275 billion and $2.726 billion, respectively. Loan originations for the years ended December 31, 2020, 2019 and 2018 were $5.386 billion, $3.789 billion and $3.004 billion, respectively. We also sell a portion of the loans we originate as part of our mortgage banking operations, and the cash flows from such sales for the years ended December 31, 2020, 2019 and 2018 were $704.7 million, $62.4 million and $4.5 million, respectively.

We experience significant cash flows from our portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature or are called. Cash flow from the repayment of principal and the maturity or call of marketable securities for the years ended December 31, 2020, 2019 and 2018 were $396.3 million, $245.8 million and $217.3 million, respectively.

When necessary, we utilize borrowings as a source of liquidity and as a source of funds for long-term investment when market conditions permit. The net cash flow from the receipt and repayment of borrowings was a net decrease of $192.4 million, a net increase of $11.9 million and a net increase of $126.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Northwest Bancshares, Inc. is a separate legal entity from Northwest Bank and must provide for its own liquidity to pay dividends to shareholders, to repurchase its common stock and for other corporate purposes. Northwest Bancshares' primary source of liquidity is the dividend payments it receives from Northwest Bank. The payment of dividends by Northwest Bank is subject to regulatory requirements. In addition, during 2020, Northwest Bancshares, Inc. issued $125.0 million of subordinated debt. At December 31, 2020, Northwest Bancshares, Inc. (on an unconsolidated basis) had liquid assets of $172.1 million.

Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $93.1 million million, $76.2 million and $69.9 million for the ended December 31, 2020, 2019 and 2018, respectively.

At December 31, 2020, stockholders’ equity totaled $1.539 billion. During 2020, our Board of Directors declared regular quarterly cash dividends totaling $0.76 per share of common stock.

We monitor the capital levels of Northwest Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. Northwest Bank is required by the Pennsylvania Department of Banking and the FDIC to meet minimum capital adequacy requirements. At December 31, 2020, Northwest Bank exceeded all regulatory minimum capital requirements and is considered to be “well capitalized.” In addition, as of December 31, 2020, we were not aware of any recommendation by a regulatory authority that, if it were implemented, would have a material effect on liquidity, capital resources or operations.

Regulatory Capital Requirements

Northwest Bank is subject to minimum capital requirements established by the FDIC. See "Item 1. Business Supervision and Regulation — Capital Requirements and Prompt Corrective Action”.  The following table summarizes Northwest Bank’s total shareholders' equity, regulatory capital, total risk-based assets, and leverage and risk-based capital ratios at the dates indicated.

	At December 31,
	2020	2019
	(Dollars in thousands)
Total shareholders' equity (GAAP capital)	$1,616,666	1,311,045
Add: Accumulated other comprehensive loss	21,582	25,263
Less: non-qualifying intangible assets	(284,220)	(248,581)
CET 1 capital	1,354,028	1,087,727
Additions to Tier 1 capital	—	—
Leverage or Tier 1 capital	1,354,028	1,087,727
Add: Tier 2 capital (1)	124,282	58,914
Total risk-based capital	$1,478,310	1,146,641
Average assets for leverage ratio	$13,672,614	10,344,310
Net risk-weighted assets including off-balance-sheet items	$9,930,043	8,273,978
CET 1 capital ratio	13.636%	13.146%
Minimum requirement	4.500%	4.500%
Leverage capital ratio	9.903%	10.515%
Minimum requirement	4.000%	4.000%
Total risk-based capital ratio	14.887%	13.858%
Minimum requirement	8.000%	8.000%
(1)Tier 2 capital consists of the allowance for credit losses, which is limited to 1.25% of total risk-weighted assets as detailed under the regulations of the FDIC, and 45% of pre-tax net unrealized gains on securities available-for-sale.

Northwest Bank is also subject to capital guidelines of the Pennsylvania Department of Banking. Although not adopted in regulation form, the Department of Banking requires 6% leverage capital and 10% total risk-based capital.  See “Item 1. Business — Supervision and Regulation — Capital Requirements and Prompt Corrective Action”.

Contractual Obligations

We are obligated to make future payments according to various contracts.  The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2020.

	Payments due
	Less than one year	One year to less than three years	Three years to less than five years	Five years or greater	Total
	(In thousands)
Supplemental Executive Retirement Plan (1)	$839	—	—	1,158	1,997
Term notes payable to the FHLB of Indiana (2)	—	—	—	22,054	22,054
Collateralized borrowings (2)	137,661	—	—	—	137,661
Subordinated debentures (2)	—	—	—	125,000	125,000
Junior subordinated debentures (2)	—	—	—	128,875	128,875
Operating leases (3)	6,079	11,084	9,252	41,882	68,297
Total	$144,579	11,084	9,252	318,969	483,884
Commitments to extend credit	$251,145	—	—	—	251,145
(1)See Note 16 to the Consolidated Financial Statements, Employee Benefit Plans, for additional information.
(2)See Note 12 to the Consolidated Financial Statements, Borrowed Funds, for additional information.
(3)See Note 4 to the Consolidated Financial Statements, Leases, for additional information.

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

Off-Balance-Sheet Arrangements

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

Our practice is to reduce our exposure to interest rate risk generally by matching the maturities of our interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of our interest-earning assets. We purchase adjustable-rate investment securities and mortgage-backed securities, which at December 31, 2020, totaled $69.5 million, and originate adjustable-rate loans, which at December 31, 2020, totaled $3.744 billion or 35.4% of our gross loan portfolio. Of our $10.581 billion of interest-earning assets at December 31, 2020, $3.769 billion, or 35.6%, consisted of assets with adjustable rates of interest.  When open market conditions are favorable, we also attempt to reduce interest rate risk by lengthening the maturities of our interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, if necessary, and by promoting longer-term certificates of deposit.

At December 31, 2020, total interest-earning assets maturing or re-pricing within one year exceeded total interest-bearing liabilities maturing or re-pricing in the same period by $864.8 million, representing a positive one-year gap ratio of 6.26%.

The following table sets forth, on a carrying value basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2020, which are expected to re-price or mature, based upon certain assumptions, in each of the future time periods shown.  Except as stated below, the amounts of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the earlier of the term of re-pricing or the contractual term of the asset or liability.  We believe that these assumptions approximate the standards used in the financial services industry and consider them appropriate and reasonable.

	Amounts maturing or re-pricing
	Within 1 year	Over 1-3 years	Over 3-5 years	Over 5-10 years	Over 10-20 years	Total
	(Dollars in thousands)
Rate-sensitive assets:
Interest-earning deposits	$659,384	—	—	—	—	659,384
Mortgage-backed securities:
Fixed-rate	342,219	396,999	65,971	384,880	—	1,190,069
Variable-rate	67,532	—	—	—	—	67,532
Investment securities	143,466	17,133	15,796	143,832	—	320,227
Mortgage loans:
Adjustable-rate	27,119	11,031	3,481	555	—	42,186
Fixed-rate	814,883	1,147,109	690,461	350,091	6,963	3,009,507
Home equity loans:
Adjustable-rate	474,725	—	—	—	—	474,725
Fixed-rate	292,298	414,014	215,696	58,921	5,404	986,333
Consumer loans	655,363	729,664	72,431	562	38	1,458,058
Commercial real estate loans	1,817,404	1,091,411	405,021	35,713	718	3,350,267
Commercial loans	619,907	519,363	47,226	16,755	4,769	1,208,020
Total rate-sensitive assets	5,914,300	4,326,724	1,516,083	991,309	17,892	12,766,308

Rate-sensitive liabilities:
Time deposits	1,001,062	541,436	91,144	4,783	3,671	1,642,096
Money market deposit accounts	2,324,150	—	—	—	113,389	2,437,539
Savings deposits	423,222	416,649	416,649	790,904	—	2,047,424
Interest-bearing demand deposits	1,012,546	373,529	373,529	933,822	62,524	2,755,950
FHLB borrowings	22,054	—	—	—	—	22,054
Other borrowings	137,661	—	—	—	—	137,661
Trust preferred securities	128,794	—	123,329	—	—	252,123
Total rate-sensitive liabilities	5,049,489	1,331,614	1,004,651	1,729,509	179,584	9,294,847
Interest sensitivity gap per period	$864,811	2,995,110	511,432	(738,200)	(161,692)	3,471,461
Cumulative interest sensitivity gap	$864,811	3,859,921	4,371,353	3,633,153	3,471,461	3,471,461
Cumulative interest sensitivity gap as a percentage of total assets	6.26%	27.96%	31.66%	26.32%	25.14%	25.14%
Cumulative interest-earning assets as a percent of cumulative interest-bearing liabilities	117.13%	160.49%	159.19%	139.86%	137.35%	137.35%

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

The following table illustrates the simulated impact of a parallel 100 bps, 200 bps or 300 bps upward or 100 bps downward movement in interest rates on net interest income, net income, return on average equity, earnings per share, and market value of equity.  These analyses were prepared assuming that total interest-earning asset and interest-bearing liability levels at December 31, 2020 remain constant.  The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from December 31, 2020 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/(decrease) in net interest income	1.7%	2.3%	2.5%	(2.4)%
Projected percentage increase/(decrease) in net income	4.2%	5.8%	6.5%	(5.6)%
Projected increase/(decrease) in return on average equity	4.0%	5.6%	6.2%	(5.4)%
Projected increase/(decrease) in earnings per share	$0.04	$0.06	$0.06	$(0.06)
Projected percentage increase/(decrease) in market value of equity	1.2%	(0.4)%	(5.0)%	(8.4)%

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

When assessing our interest rate sensitivity, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates.  In preparing the table above, the following assumptions were used:  (i) adjustable-rate mortgage loans will prepay at an annual rate of 6% to 14%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 5% to 14%, depending on the type of loan; (iii) commercial loans will prepay at an annual rate of 8% to 14%; (iv) consumer loans held by Northwest Bank will prepay at an annual rate of 18% to 24%; and (v) consumer loans that were formerly held by Northwest Consumer Discount Company will prepay at an annual rate of 55% to 70%.  In regards to our deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) a significant majority of money market accounts will re-price immediately; (iii) savings accounts will gradually re-price over three years; and (iv) checking accounts will re-price either when the rates on such accounts re-price as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates.  For purposes of this analysis, management has estimated, based on historical trends, that $1,012.5 million, or 36.7%, of our interest-bearing demand accounts and $423.2 million, or 20.7%, of our savings deposits are interest sensitive and may re-price in one year or less, and that the remainder may re-price over longer time periods.

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

    Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).  Based on such assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based upon those criteria.

    KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Report and has issued a report with respect to the effectiveness of the Company’s internal control over financial reporting.

/s/ Ronald J. Seiffert	/s/ William W. Harvey, Jr.
Ronald J. Seiffert, Chairman, President and Chief Executive Officer (Principal Executive Officer)	William W. Harvey, Jr., Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Northwest Bancshares, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Northwest Bancshares, Inc. and subsidaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated statements of financial condition of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Northwest Bancshares, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Northwest Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of Accounting Standards Update ("ASU") 2016-13, "Financial Instruments – Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.”

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses for certain loans and off-balance sheet exposures

As discussed in Note 2 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments— Credit Losses (ASC Topic 326) as of January 1, 2020. As discussed in Notes 2 and 6 to the consolidated financial statements, the Company’s allowance for credit losses for loans and liability for credit losses for off-balance sheet exposures was $134.4M and $6.4M, respectively, as of December 31, 2020, a portion which included the measure of expected credit losses on a collective (pool) basis for those loans and off-balance sheet exposures that share similar risk characteristics (the collective ACL). The expected credit loss methodologies apply either a probability of default and loss given default loss assumption or a portfolio-level loss net charge-off rate assumption to loan level exposures on an undiscounted basis over the contractual term of the loans, adjusted for prepayments. The Company uses a twelve-month reasonable and supportable forecast period, which is based on a probability-weighted multiple macroeconomic scenarios approach and reverts to historical average loss rates over a twelve-month period for the remaining life of the loans. The following collective ACL modeling methodologies were developed for each significant loan portfolio segment: (1) the allowance for credit losses within the mortgage and home equity loan portfolios are calculated at the loan-level using projected default rates, prepayment rates, and severity rates as well as macroeconomic forecasts determined at the pool level; (2) the allowance for credit losses within the vehicle loan portfolio is calculated at the portfolio-level using a vintage analysis to project portfolio-level net charge-off rates; (3) the allowance for credit losses is calculated for commercial real estate and commercial small business loans at the portfolio-level using a regression model to project portfolio-level net charge-off rates as well as macroeconomic forecasts; and (4) the allowance for credit losses for the commercial real estate and commercial loan portfolio is calculated at loan-level using projected default and severity rates as well as macroeconomic forecasts determined at the pool level. The credit losses for off-balance sheet exposures is calculated using default rates, severity rates, consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated life. A portion of the collective ACL is comprised of adjustments to historical loss information for asset-specific risk characteristics to reflect the extent they do not exist in the historical loss information. These adjustments are based on qualitative factors not reflected in the quantitative models but are likely to impact the measurement of estimated credit losses.

We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodologies, including the models and methods used to estimate (1) the default, severity, prepayments, and projected portfolio-level net charge-off rates, and their significant assumptions, including the macroeconomic forecast scenarios and economic assumptions, the reasonable and supportable forecast periods, and credit risk ratings for certain commercial loans, and (2) the qualitative factors and their significant assumptions, including adjustments to account for current and expected macroeconomic conditions. The assessment also included an evaluation of the conceptual soundness and performance of the models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s collective ACL estimate, including controls over the:

•development of the collective ACL methodologies
•development of the default, severity, prepayments, and projected portfolio-level net charge-off rate (model assumptions)
•identification and determination of the significant assumptions used in the models
•performance monitoring of the models
•development of the qualitative factors, including the significant assumptions used in the measurement of the qualitative factors
•analysis of the collective ACL results, trends, and ratios.
We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s collective ACL methodologies for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development and performance testing of the model assumptions by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance testing of the model assumptions by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the economic forecast scenarios and underlying assumptions by comparing it to the Company’s business environment and relevant industry practices
•evaluating the length of the historical observation period and reasonable and supportable forecast by comparing them to specific portfolio risk characteristics and trends

•testing individual credit risk ratings for a selection of commercial loan borrower relationships by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral
•evaluating the methodology used to develop the qualitative factors and the effect of those factors on the collective ACL compared with relevant credit risk factors and consistency with credit trends.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL by evaluating the cumulative results of the audit procedures, qualitative aspects of the Company’s accounting practices, and potential bias in the accounting estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 1963.

Pittsburgh, Pennsylvania
February 26, 2021

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, excluding share data)

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$736,277	60,846
Marketable securities available-for-sale (amortized cost of $1,375,685 and $815,495, respectively)	1,398,941	819,901
Marketable securities held-to-maturity (fair value of $179,666 and $18,223, respectively)	178,887	18,036
Total cash and cash equivalents and marketable securities	2,314,105	898,783

Loans held-for-sale	58,786	7,709
Loans held for investment	10,522,063	8,800,965
Allowance for credit losses	(134,427)	(57,941)
Loans receivable, net	10,446,422	8,750,733

FHLB stock, at cost	21,748	14,740
Accrued interest receivable	35,554	25,755
Real estate owned, net	2,232	950
Premises and equipment, net	161,538	147,409
Bank-owned life insurance	253,951	189,091
Goodwill	382,279	346,103
Other intangible assets, net	19,936	23,076
Other assets	168,503	97,268
Total assets	$13,806,268	10,493,908

Liabilities and shareholders’ equity
Liabilities:
Deposits	$11,599,233	8,592,007
Borrowed funds	283,044	246,336
Junior subordinated debentures	128,794	121,800
Advances by borrowers for taxes and insurance	45,230	44,556
Accrued interest payable	2,054	1,142
Other liabilities	209,210	134,782
Total liabilities	12,267,565	9,140,623

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 127,019,452 and 106,859,088 shares issued and outstanding, respectively	1,270	1,069
Additional paid-in capital	1,015,502	805,750
Retained earnings	555,480	583,407
Accumulated other comprehensive loss	(33,549)	(36,941)
Total shareholders’ equity	1,538,703	1,353,285
Total liabilities and shareholders’ equity	$13,806,268	10,493,908
See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, excluding share data)

	Years ended December 31,
	2020	2019	2018
Interest income:
Loans receivable	$410,907	394,809	356,571
Mortgage-backed securities	17,416	16,670	13,781
Taxable investment securities	1,985	3,401	3,064
Tax-free investment securities	2,060	844	1,078
FHLB stock dividends	981	1,056	452
Interest-earning deposits	719	600	835
Total interest income	434,068	417,380	375,781
Interest expense:
Deposits	35,896	49,216	30,985
Borrowed funds	6,444	7,698	6,155
Total interest expense	42,340	56,914	37,140
Net interest income	391,728	360,466	338,641
Provision for credit losses	83,975	22,659	20,332
Net interest income after provision for credit losses	307,753	337,807	318,309
Noninterest income:
Gain on sale of investments	236	50	157
Gain on sale of loans	1,302	1,734	—
Service charges and fees	55,613	53,065	50,792
Trust and other financial services income	20,922	17,765	16,581
Insurance commission income	9,132	8,068	8,791
Loss on real estate owned, net	(106)	(53)	(631)
Income from bank-owned life insurance	5,190	4,418	5,821
Mortgage banking income	31,391	3,819	596
Other operating income	8,585	10,541	9,595
Total noninterest income	132,265	99,407	91,702
Noninterest expense:
Compensation and employee benefits	178,375	163,086	152,395
Premises and occupancy costs	30,622	28,717	27,519
Office operations	15,728	14,133	14,139
Collections expense	3,275	2,560	2,209
Processing expenses	50,050	42,453	39,046
Marketing expenses	7,695	6,998	8,434
Federal deposit insurance premiums	4,767	685	2,746
Professional services	12,482	12,287	10,598
Amortization of intangible assets	6,856	6,543	5,848
Real estate owned expense	359	478	817
Acquisition/branch optimization expense	20,789	4,168	1,014
Other expenses	16,494	13,995	11,333
Total noninterest expense	347,492	296,103	276,098
Income before income taxes	92,526	141,111	133,913
Provision for income taxes:
Federal	14,896	24,069	21,948
State	2,776	6,610	6,474
Total provision for income taxes	17,672	30,679	28,422
Net income	$74,854	110,432	105,491
Basic earnings per share	$0.62	1.05	1.03
Diluted earnings per share	$0.62	1.04	1.02
See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2020	2019	2018
Net income	$74,854	110,432	105,491
Other comprehensive income net of tax:
Net unrealized holding gains/losses on marketable securities:
Unrealized holding gains/(losses), net of tax of $(5,607), $(3,990), and $513, respectively	13,711	9,984	(1,277)
Reclassification adjustment for gains included in net income, net of tax of $6, $2, and $60, respectively	(15)	(5)	(155)
Net unrealized holding gains/(losses) on marketable securities	13,696	9,979	(1,432)

Change in fair value of interest rate swaps
Unrealized holding losses on interest rate swaps, net of tax of $209, $0, and $0, respectively	(946)	—	—
Reclassification adjustment for losses included in net income, net of tax of $(209), $0, and $(223), respectively	946	—	840
Net change in fair value of interest rate swaps	—	—	840

Defined benefit plans:
Net loss, net of tax $4,169, $3,193, $770, respectively	(11,301)	(8,059)	(1,181)
Reclassification adjustments for prior period service costs and net losses included in net income, net of tax of $(395), $(334), and $(746), respectively	997	835	903
Net loss on defined benefit plans	(10,304)	(7,224)	(278)

Other comprehensive income/(loss)	3,392	2,755	(870)

Total comprehensive income	$78,246	113,187	104,621
 See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, excluding share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
Balance at December 31, 2017	$1,027	730,719	508,058	(32,080)	1,207,724
Reclassification due to adoption of ASU No. 2018-02	—	—	6,746	(6,746)	—
Comprehensive income:
Net income	—	—	105,491	—	105,491
Other comprehensive loss, net of tax of $374	—	—	—	(870)	(870)
Total comprehensive income	—	—	112,237	(7,616)	104,621
Exercise of stock options	8	8,183	—	—	8,191
Stock-based compensation expense	4	7,019	—	—	7,023
Stock-based compensation forfeited	(5)	5	—	—	—
Dividends paid ($0.68 per share)	—	—	(69,921)	—	(69,921)
Balance at December 31, 2018	1,034	745,926	550,374	(39,696)	1,257,638
Comprehensive income:
Net income	—	—	110,432	—	110,432
Other comprehensive income, net of tax of $(1,129)	—	—	—	2,755	2,755
Total comprehensive income	—	—	110,432	2,755	113,187
Acquisition of United Community Bank	24	43,264	—	—	43,288
Reclassification due to adoption of ASU No. 2016-02	—	—	(1,226)	—	(1,226)
Exercise of stock options	9	9,718	—	—	9,727
Stock-based compensation expense	3	6,842	—	—	6,845
Stock-based compensation forfeited	(1)	—	—	—	(1)
Dividends paid ($0.72 per share)	—	—	(76,173)	—	(76,173)
Balance at December 31, 2019	1,069	805,750	583,407	(36,941)	1,353,285
Comprehensive income:
Net income	—	—	74,854	—	74,854
Other comprehensive income, net of tax of $(1,287)	—	—	—	3,392	3,392
Total comprehensive income	—	—	74,854	3,392	78,246
Acquisition of Mutual Bank	206	213,200	—	—	213,406
Reclassification due to adoption of ASU No. 2016-13	—	—	(9,649)	—	(9,649)
Exercise of stock options	1	1,478	—	—	1,479
Share repurchases	(7)	(9,269)	—	—	(9,276)
Stock-based compensation expense	3	4,236	—	—	4,239
Stock-based compensation forfeited	(2)	2	—	—	—
Other	—	105	—	—	105
Dividends paid ($0.76 per share)	—	—	(93,132)	—	(93,132)
Balance at December 31, 2020	$1,270	1,015,502	555,480	(33,549)	1,538,703
 See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2020	2019	2018
Operating activities:
Net income	$74,854	110,432	105,491
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	83,975	22,659	20,332
Net (gain)/loss on sale of assets	(3,249)	(2,472)	1,677
Mortgage banking activity	(25,798)	—	—
Net depreciation, amortization and accretion	4,738	3,824	8,120
Increase in other assets	(16,097)	(66,080)	(6,428)
Increase/(decrease) in other liabilities	47,018	53,998	(1,129)
Net amortization on marketable securities	3,797	922	1,871
Noncash compensation expense related to stock benefit plans	4,239	6,845	7,023
Noncash write-down of real estate owned	321	607	1,518
Deferred income tax (benefit)/expense	(8,084)	2,776	(2,770)
Origination of loans held-for-sale	(729,939)	(68,400)	(1,297)
Proceeds from sale of loans held-for-sale	704,660	62,351	4,501
Net cash provided by operating activities	140,435	127,462	138,909

Investing activities:
Purchase of marketable securities held-to-maturity	(164,629)	—	—
Purchase of marketable securities available-for-sale	(830,487)	(200,204)	(228,180)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	3,760	4,707	6,892
Proceeds from maturities and principal reductions of marketable securities available-for-sale	392,511	241,079	210,362
Proceeds from sale of marketable securities available-for-sale	1,096	32,389	5,206
Proceeds of bank-owned life insurance	596	2,638	2,730
Loan originations	(4,655,969)	(3,721,001)	(3,002,810)
Proceeds from loan maturities and principal reductions	4,383,933	3,275,400	2,726,103
Proceeds from sale of loans held for investment	50,791	97,923	—
Net proceeds/(redemptions) of FHLB stock	6,107	1,348	(3,902)
Proceeds from sale of real estate owned	1,651	4,198	6,312
Sale of real estate owned for investment, net	607	608	607
Purchases of premises and equipment	(12,254)	(10,899)	(5,233)
Acquisitions, net of cash received	261,712	(28,779)	—
Net cash provided used in investing activities	(560,575)	(300,593)	(281,913)

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2020	2019	2018
Financing activities:
Net increase in deposits	$1,390,187	218,449	67,190
Proceeds from long-term borrowings	123,211	—	—
Repayments of long-term borrowings	(206,908)	—	—
Net increase/(decrease) in short-term borrowings	(108,675)	11,947	126,151
Increase/(decrease) in advances by borrowers for taxes and insurance	(1,315)	1,238	2,473
Cash dividends paid on common stock	(93,132)	(76,173)	(69,921)
Proceeds from stock options exercised	1,479	9,727	8,190
Repurchase of Northwest stock	(9,276)	—	—
Net cash provided by financing activities	1,095,571	165,188	134,083
Net increase/(decrease) in cash and cash equivalents	$675,431	(7,943)	(8,921)

Cash and cash equivalents at beginning of period	$60,846	68,789	77,710
Net increase/(decrease) in cash and cash equivalents	675,431	(7,943)	(8,921)
Cash and cash equivalents at end of period	$736,277	60,846	68,789

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $34,313, $44,928, and $29,330, respectively)	$41,428	54,277	36,856
Income taxes	29,767	29,283	25,849

Business acquisitions:
Fair value of assets acquired	$2,090,599	584,253	—
Northwest Bancshares, Inc. common stock issued	(213,406)	(43,288)	—
Net cash paid	—	(45,600)	—
Liabilities assumed	$1,877,193	495,365	—

Noncash activities:
Loan foreclosures and repossessions	$5,643	5,815	7,181
Sale of real estate owned financed by the Company	126	44	296
 See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)

(1)     Summary of Significant Accounting Policies

(a)                                 Nature of Operations

Northwest Bancshares, Inc., a Maryland corporation headquartered in Warren, Pennsylvania, is the federal savings and loan holding company for its wholly owned subsidiary, Northwest Bank. Northwest Bank, a Pennsylvania chartered savings bank, offers personal and business deposit and loan products as well as investment management and insurance services through its 170 banking locations in Pennsylvania, New York, Ohio, and Indiana. We have determined that we have one reportable business segment.

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

(d)                                 Marketable Securities

We classify marketable securities at the time of purchase as held-to-maturity, available-for-sale, or trading. Securities for which management has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts on a level yield basis (amortized cost).  If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income/(loss), a separate component of shareholders’ equity, net of tax. Securities classified as available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with changes in fair value included in earnings. The cost of securities sold is determined on a specific identification basis. We held no securities classified as trading at or during the years ended December 31, 2020 and 2019.

On a quarterly basis, we measure expected credit losses on held-to-maturity debt securities on a collective basis by major security type and all of our held-to-maturity debt securities are residential mortgage-backed securities. Accrued interest receivable on held-to-maturity debt securities totaled $1.8 million and $1.5 million at December 31, 2020 and December 31, 2019, respectively, and is excluded from estimated credit losses. All of our residential mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectibility of an available-for-sale security is confirmed or when there is an intent or requirement to sell the security.

Accrued interest receivable on available-for-sale debt securities totaled $1.9 million and $900,000 at December 31, 2020 and December 31, 2019, respectively, and is excluded from the estimate of credit losses.

    A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days past due. The receivable for interest income that is accrued but not collected is reversed against interest income when the debt security is placed on nonaccrual status.

(e)                                  Loans Receivable

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
◦Commercial real estate - multi-family commercial real estate loans are secured by multi-family residences, such as rental properties and loans secured by nonresidential properties such as hotels, commercial offices, medical buildings, manufacturing facilities and retail establishments, excluding owner-occupied loans, and including small business commercial real estate loans
◦Commercial real estate - owner-occupied loans - commercial real estate loans secured by residential or non-residential properties
◦Commercial loans - other commercial loans, including small business commercial loans

Loans are reported at amortized cost. Amortized cost is the principal balance outstanding, net of any deferred purchased premiums and discounts, deferred origination fees or costs and the allowance for credit losses. Accrued interest receivable totaled $31.7 million and $23.3 million at December 31, 2020 and December 31, 2019, respectively, and was reported in accrued interest receivable on the Consolidated Statements of Financial Position. Accrued interest receivable is excluded from the amortized cost basis of loans and from the estimate of allowance for credit losses, except for loans that received six-month deferrals as a result of COVID-19. Accrued interest receivable on loans that received six-month deferrals was $4.4 million at December 31, 2020. Interest income on loans is credited to income as earned. Interest earned on loans for which no payments were received during the month is accrued at month end.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
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

We identify certain residential mortgage loans which will be sold prior to maturity, as loans held-for-sale. These loans are recorded at fair value less estimated cost to sell. At December 31, 2020 and 2019, there were $58.8 million and $7.7 million of residential mortgage loans classified as held-for-sale, respectively.

Acquired loans that are not considered purchased with credit deterioration ("PCD") are initially measured at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

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

 (f)                                Allowance for Credit Losses and Provision for Credit Losses

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
received as payment for the balance outstanding as of the reporting date and applying those principal payments against the balance outstanding as of the reporting period until the expected payments have been fully allocated. The allowance for credit losses is recorded for the excess of the balance outstanding as of the reporting period over the expected principal payments.

The allowance for credit losses is measured on a collective ("pool") basis when similar risk characteristics exist. For the purpose of calculating portfolio-level reserves, we have grouped our loans into seven segments: residential mortgage loans, home equity loans, vehicle loans, consumer loans, commercial real estate loans, commercial real estate owner-occupied and commercial loans. The allowance for credit losses is measured at the pool level utilizing loan-level inputs wherever possible. We use a twelve-month forecasting period and revert to historical average loss rates thereafter. The reasonable and supportable forecast is based on a probability-weighted multiple economic scenario approach and obtained from a third party vendor. Reversion to the mean takes place over a twelve-month period. Our loss rate models utilize a linear reversion method. For our Probability of Default ("PD")/Loss Given Default ("LDG") models we revert the PD utilizing exponential reversion, which is an accelerated method, and the LGD utilizing a linear reversion method. Historical average loss rates are calculated using historical data beginning in 2009 through the current period. As part of the analysis as of December 31, 2020, we considered the most recent economic conditions and forecasts available which incorporated the impact of COVID-19. The ACL increased in the period largely attributable to COVID-19.

Mortgage and Home Equity Loans

The allowance for credit losses within the mortgage and home equity loan classes is calculated at the pool-level using a non-discounted cash flow method through a PD and LGD model developed by an external third-party. These classes are further divided into smaller pools of loans with similar risk characteristics such as: lines versus loans, fixed versus variable, senior lien position versus junior lien position, among other things.

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

    Vehicle Loans

    The allowance for credit losses within the vehicle loan portfolio is calculated at the portfolio-level using a non-discounted cash flow method through a loss rate model developed internally with the assistance of an external third-party. The allowance for vehicle loans utilizes a vintage analysis to project portfolio-level net charge-off rates. The class is further divided into short term versus long term loans, prime versus subprime borrowers, and origination vintage. This model uses current balance, original credit bureau score, original debt-to-income ratio, loan term, loan age, and other product characteristics as key risk drivers.

The model used for vehicle loans is not natively sensitive to macroeconomic conditions. The necessary adjustments to account for current and expected macroeconomic conditions is captured via our qualitative adjustment framework.

    Consumer Loans

The allowance for credit losses within the consumer loan portfolio is calculated at the portfolio-level using a non-discounted cash flow method through a suite of loss rate models developed internally with the assistance of an external third-party. This class of financing receivables is further divided into credit cards, unsecured lines of credit and other consumer loans.

The allowance for credit losses for credit cards and unsecured lines of credit is calculated using two transition matrix models to project portfolio-level net charge-off rates. Both models use current balance and delinquency status as key risk drivers. These models are not natively sensitive to macroeconomic conditions. The necessary adjustments to account for current and expected macroeconomic conditions is captured via our qualitative adjustment framework.

For other consumer loans, a regression model is used to project portfolio-level net charge-off rates. This model uses borrower information and macroeconomic forecasts as key inputs.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
Commercial Real Estate Loans

The commercial real estate loan class is further segmented into smaller pools of loans with similar risk characteristics, commercial real estate loans and small business commercial real estate loans.

The allowance for credit losses for the commercial real estate loan portfolio is calculated at the pool level using a non-discounted cash flow method through a PD/LGD model developed by an external third-party. This model projects default and severity rates. The model accepts as inputs key risk drivers such as: current balance, original loan-to-value-ratio, type of collateral, location of collateral, delinquency status, loan age, obligor financial statement information, and expected prepayment rates, among other characteristics. It also utilizes macroeconomic forecasts of commercial real estate price indices, unemployment rates, gross domestic product and others.

The allowance for credit losses is calculated for commercial real estate small business loans at the portfolio-level using a non-discounted cash flow method through a loss rate model developed internally with the assistance of an external third-party. A regression model is used to project portfolio-level net charge-off rates. This model uses loan characteristics and macroeconomic forecasts as key inputs.

    Commercial Loans and Commercial Real Estate - Owner Occupied Loans

The allowance for credit losses for the commercial loan portfolio and the commercial real estate - owner occupied loan portfolio is calculated at the pool level using a non-discounted cash flow method through a PD/LGD model developed by an external third-party. The commercial loan class is further segmented into smaller pools of loans with similar risk characteristics, commercial loans and commercial small business loans.

The commercial loan portfolio and the commercial real estate owner occupied loan portfolio models project default and severity rates. The model accepts as inputs key risk drivers such as the obligor financial statement information, collateral type, the obligor’s primary industry, expected prepayment rates, among other characteristics. It also utilizes macroeconomic forecasts of unemployment rates, gross domestic product, corporate bond spreads, and others.

The allowance for credit losses for commercial small business loans is calculated at the portfolio-level using a non-discounted cash flow method through a loss rate model developed internally with the assistance of an external third-party. A regression model is used to project portfolio-level net charge-off rates. This model uses loan characteristics and macroeconomic forecasts as key inputs.

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

For off-balance-sheet credit exposures, we estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The liability for credit losses on off-balance-sheet credit exposures is adjusted through a provision for credit loss expense and is included within "other expenses". We estimate the liability balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The estimate includes a consideration of the likelihood that

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Off-balance-sheet exposures that are not unconditionally cancellable have been identified for the home equity, commercial real estate, and commercial loan portfolios.

Results for reporting periods beginning after January 1, 2020 are presented under CECL methodology while prior period amounts continue to be reported in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies; and specific reserves based upon ASC Topic 310, Receivables. ASC Topic 450 applies to homogeneous loan pools such as commercial loans, consumer lines of credit and residential mortgages that are not individually evaluated for impairment. ASC Topic 310 is applied to commercial and consumer loans that are individually evaluated for impairment.

(g)                                 Real Estate Owned

Real estate owned is comprised of property either acquired through foreclosure or voluntarily conveyed by borrowers. These assets are recorded on the date acquired at the lower of the loan balance or fair value of the collateral, less estimated disposition costs, with the fair value being determined by an appraisal. Any initial write-down is charged to the allowance for credit losses. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or the current fair value, less estimated disposition costs. Any subsequent write-down or gains or losses realized from the disposition of such property are credited or charged to noninterest income.

(h)    Restricted Investment in FHLB Stock

Federal law requires a member institution of the FHLB system to hold stock of its district FHLB according to a predetermined formula. FHLB stock is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. FHLB stock can only be purchased, redeemed and transferred at par value. Dividends are reported in interest income in the Consolidated Statements of Income.

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

Quarterly, the Company evaluates whether there are any triggering events that would require an update to our previous goodwill assessment. During the first quarter of 2020, the Company determined the COVID-19 pandemic and its negative effect on the global economy to be a triggering event. As a result, the Company, with the assistance of a third-party specialist, performed a quantitative impairment analysis in accordance with ASU 2017-04 as of March 31, 2020. This analysis indicated the aggregate fair value of Northwest Bank, the sole reporting unit of Northwest Bancshares, Inc., exceeded the carrying value and therefore goodwill

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
was not impaired. Given the results of the quantitative goodwill analysis performed during the first quarter and the absence of any significant changes in the economic environment that would indicate a change in the conclusion of the quantitative analysis performed, the Company elected to perform a qualitative goodwill impairment test as of June 30, 2020 in accordance with ASC 350, as updated by ASU 2017-04, and concluded that goodwill was not impaired as of June 30, 2020. As of December 31, 2020, there were no events or changes in circumstances that would cause us to update that goodwill impairment test and we have concluded goodwill is not impaired as of December 31, 2020 and 2019.

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

(l)                                 Bank-Owned Life Insurance

We own insurance on the lives of a certain group of current and former employees and director's. The policies were purchased to help offset the increase in the costs of various benefit plans, including healthcare, as well as the directors deferred compensation plan.  The cash surrender value of these policies is included as an asset on the Consolidated Statements of Financial Condition and any increases in the cash surrender value are recorded as tax-free noninterest income on the Consolidated Statements of Income. In the event of the death of an insured individual covered by these policies, after distribution to the insured’s beneficiaries, if any, we receive a tax-free death benefit, which is recorded as noninterest income.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
liabilities based on the tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities with regard to a change in tax rates is recognized in the tax provision in the period the change is enacted.

    (q)                                 Stock-Related Compensation

We determine the fair value of each option award, estimated on the grant date, using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model uses variables including expected volatilities, expected term, risk-free discount rate and annual rate of quarterly dividends. Expected volatilities are based on historical volatility of the Company’s stock. The expected terms are based upon actual exercise and forfeiture experience of previous option grants. The risk-free rate is based on yields on U.S. Treasury securities of a similar maturity to the expected term of the options. For options outstanding at December 31, 2020, the following assumptions were used to determine the option's fair value: (1) annual rate of quarterly dividends ranging from 3.2% to 7.5% based on historical dividends and market prices; (2) expected volatility of 13.0% to 22.0% based on historical average monthly volatility; (3) risk-free discount rates ranging from 0.7% to 3.1%; and (4) expected lives of seven to ten years based on previous grants. During the year ended December 31, 2020, we awarded 556,476 stock options to employees and 57,600 stock options to directors. During the year ended December 31, 2019, we awarded 547,410 stock options to employees and 64,800 stock options to directors. The options granted in 2020 and 2019 vest over a seven-year period, with the first vesting occurring on the grant date. New shares are issued when options are exercised. Option awards are generally granted with an exercise price equal to the closing market price of the Company’s stock on the day before the grant date.

During the year ended December 31, 2020, we awarded 261,091 restricted shares to employees and 21,600 restricted shares to directors. During the year ended December 31, 2019, we awarded 256,800 restricted shares to employees and 21,600 restricted shares to directors. These common share awards vest over a seven-year period, with the first vesting occurring on the grant date. Once shares have vested, they are no longer restricted. Compensation expense, in the amount of the fair market value of the common stock at the date of the grant will be recognized pro rata over the periods in which the shares vest. While restricted, the recipients are entitled to all shareholder rights, except that the shares may not be sold, pledged, or otherwise disposed of and are required to be held in a trust. For additional information regarding grants of stock options and common shares, see Note 16.

Stock-based employee compensation expense related to common share awards of $3.5 million, $5.7 million and $5.8 million was included in income before income taxes during the years ended December 31, 2020, 2019 and 2018, respectively. The effect on net income for the years ended December 31, 2020, 2019 and 2018 was a reduction of $2.5 million, $4.1 million and $4.2 million, respectively. Total compensation expense for unvested stock options of $2.4 million has yet to be recognized as of December 31, 2020. The weighted average period over which this remaining stock option expense will be recognized is approximately 3.12 years.

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
December 31, 2020, 2019 and 2018
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

    We adopted ASC 326 using the modified retrospective transition approach for all financial assets measured at amortized cost and off-balance-sheet credit exposures. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required ASC 326 disclosures for periods before the date of adoption (i.e., January 1, 2020).

    As a result of the adoption of ASU 2016-13, or CECL, we recognized an increase to the allowance for credit losses of $10.8 million, an increase to our reserve for off-balance sheet exposures of $2.3 million, an increase in deferred tax assets of $2.9 million and a cumulative-effect adjustment to retained earnings of $9.6 million, net of taxes, on the Consolidated Statements of Financial Condition as of January 1, 2020, with no impact on our Consolidated Statement of Income or Consolidated Statement of Cash Flows. Additionally, the adoption of CECL did not materially impact our held-to-maturity or our available-for-sale securities portfolio, which are primarily comprised of agency-backed mortgage securities.

We also adopted ASC 326 using the prospective transition approach for financial assets PCD that were previously classified as purchased credit impaired (PCI) and accounted for under ASC 310-30. In accordance with ASC 326, we did not reassess whether PCI assets met the criteria for PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $517,000 of allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2020.

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
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This guidance removes, modifies and adds disclosure requirements for fair value measurements. On January 1, 2020, the Company adopted ASU 2018-13 on a prospective basis for the new and modified disclosures, and on a retrospective basis for disclosures that have been eliminated. The adoption of this standard did not have any effect on our results of operations or financial position. Refer to Note 17, "Disclosures About Fair Value of Financial Instruments".

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

(3)    Acquisition

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
The following table shows the assets acquired and the liabilities assumed that were recorded at fair value on the date of acquisition:

Consideration paid:
Northwest Bancshares, Inc. common stock issued	$213,406
Total consideration paid	213,406
Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value (1)
Cash and cash equivalents	$261,712
Investment securities available-for-sale	126,854
Loans, net	1,508,141
FHLB stock	13,115
Premises and equipment	19,094
Core deposit intangible	3,717
Other assets	121,790
Deposits	(1,617,039)
Borrowings	(232,200)
Junior subordinated debentures	(6,804)
Other liabilities	(21,150)
Total identifiable net assets	$177,230
Goodwill	$36,176
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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
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

Direct costs related to the MutualBank merger were expensed as incurred and were $12.1 million during the year ended December 31, 2020, which included technology and communications costs, professional services, marketing and advertising, and other noninterest expenses.

(4)    Leases

    At inception, the Company determines if an arrangement contains a lease and whether that lease meets the classification of a finance or operating lease. Operating lease right of use ("ROU") assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments. ROU assets are further adjusted for lease incentives and initial direct costs.

    The Company has operating leases for certain branch and office facilities or land with lease terms up to 35 years. These leases generally contain renewal options for periods ranging from one to ten years. These options are included in the lease term when it is reasonably certain that the options will be exercised.

    Some of the Company’s lease arrangements contain lease components (e.g., minimum rent payments) and non-lease components (e.g., common area maintenance, taxes, etc.). For all leases, the Company elected the option of not separating lease and non-lease components and instead we account for them as a single lease component.
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

    Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost recognized within our Consolidated Statements of Income were as follows:

	For the years ended December 31,
	2020	2019
Operating lease costs (office operations)	$6,139	5,603
Variable lease costs (office operations)	680	596
Total operating lease costs	$6,819	6,199

    Amounts reported in the Consolidated Statements of Financial Condition were as follows:

	For the years ended December 31,
	2020	2019
Operating leases:
Operating lease ROU assets (other assets)	$48,329	49,380
Operating lease liabilities (other liabilities)	52,206	52,092

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
Other information related to leases as were as follows:

	For the years ended December 31,
	2020	2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$6,204	5,564
ROU assets obtained in exchange for lease obligations	$8,657	13,268
Weighted average remaining lease term	15.1 years	15.7 years
Weighted average discount rate	3.4%	3.7%

    Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.

    Maturities of lease liabilities by fiscal year for our operating leases are as follows:

As of December 31, 2020
2021	$6,079
2022	5,681
2023	5,403
2024	4,731
2025	4,521
Thereafter	41,882
Total lease payments	68,297
Less amount of lease payments representing interest	16,091
Total present value of lease payments	$52,206

As of December 31, 2019
2020	$5,692
2021	5,362
2022	5,042
2023	4,734
2024	4,408
Thereafter	44,758
Total lease payments	69,996
Less amount of lease payments representing interest	17,904
Total present value of lease payments	$52,092

Rental expense for the years ended December 31, 2020, 2019 and 2018 was $6.8 million, $6.2 million and $5.4 million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
(5)    Marketable Securities

Marketable securities available-for-sale at December 31, 2020 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after ten years	$40,761	211	(55)	40,917

Debt issued by government sponsored enterprises:
Due in less than one year	24,976	159	—	25,135
Due in one year through five years	238	3	—	241
Due in five years through ten years	68,973	238	(80)	69,131

Municipal securities:
Due in less than one year	4,008	14	—	4,022
Due in one year through five years	2,803	63	(2)	2,864
Due in five years through ten years	16,045	429	(5)	16,469
Due after ten years	89,778	3,752	(72)	93,458

Residential mortgage-backed securities:
Fixed rate pass-through	339,406	7,125	(86)	346,445
Variable rate pass-through	14,778	431	(20)	15,189
Fixed rate agency CMOs	723,586	11,758	(1,093)	734,251
Variable rate agency CMOs	50,333	519	(33)	50,819
Total residential mortgage-backed securities	1,128,103	19,833	(1,232)	1,146,704
Total marketable securities available-for-sale	$1,375,685	24,702	(1,446)	1,398,941

Marketable securities held-to-maturity at December 31, 2020 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in five years through ten years	$67,990	12	(123)	67,879

Residential mortgage-backed securities:
Fixed rate pass-through	1,723	131	—	1,854
Variable rate pass-through	919	30	—	949
Fixed rate agency CMOs	107,651	716	(2)	108,365
Variable rate agency CMOs	604	15	—	619
Total residential mortgage-backed securities	110,897	892	(2)	111,787
Total marketable securities held-to-maturity	$178,887	904	(125)	179,666

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
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

The following table presents information regarding the issuers and the carrying values of our mortgage-backed securities at December 31, 2020 and 2019:

	December 31,
	2020	2019
Residential mortgage-backed securities:
FNMA	$532,532	280,832
GNMA	367,354	231,491
FHLMC	357,249	178,375
Other (including non-agency)	466	497
Total residential mortgage-backed securities	$1,257,601	691,195

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
Marketable securities having a carrying value of $160.3 million at December 31, 2020 were pledged under collateral agreements. During the year ended December 31, 2020, we sold marketable securities classified as available-for-sale for $1.1 million, with gross realized gains of $64,000 and no gross realized losses. During the year ended December 31, 2019, we sold marketable securities classified as available-for-sale for $32.4 million, with gross realized gains of $29,000 and no gross realized losses. During the year ended December 31, 2018, we sold marketable securities classified as available-for-sale for $5.2 million, with gross realized gains of $189,000 and gross realized losses of $37,000. During the years ended December 31, 2020, we did not recognize allowance for credit losses and during the years ended December 31, 2019 and 2018, we did not recognize non-cash credit related other-than-temporary-impairment in our investment portfolio.

The following table shows the fair value and gross unrealized losses on investment securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2020:

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$67,809	(179)	1,923	(80)	69,732	(259)
Municipal securities	4,257	(79)	—	—	4,257	(79)
Residential mortgage-backed securities	300,767	(1,202)	5,533	(31)	306,300	(1,233)
Total temporarily impaired securities	$372,833	(1,460)	7,456	(111)	380,289	(1,571)

The following table shows the fair value and gross unrealized losses on investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2019:

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$—	—	52,620	(336)	52,620	(336)
Residential mortgage-backed securities	173,112	(858)	109,324	(1,751)	282,436	(2,609)
Total temporarily impaired securities	$173,112	(858)	161,944	(2,087)	335,056	(2,945)

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of December 31, 2020, which were comprised of 123 individual securities, represents a credit loss impairment. All of these securities were issued by U.S. government agencies or U.S. government-sponsored agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. The Company does not have the intent to sell these investment securities and it is likely that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company's held-to-maturity securities are issued by U.S. government-sponsored agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2020.

The following table presents the credit quality for our held-to-maturity securities, based on the latest information available as of December 31, 2020. The credit ratings are sourced from nationally recognized rating agencies, including Moody's and S&P, or when credit ratings cannot be sourced from the agencies, they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of December 31, 2020.

	AA+	Total
Held-to-maturity securities:
Debt issued by the U.S. government-sponsored agencies	$67,990	67,990
Residential mortgage-backed securities	110,897	110,897
Total marketable securities held-to-maturity	$178,887	178,887

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
For the year-ended December 31, 2019, we performed an assessment to determine whether there were any events or economic circumstances that indicated a security which had an unrealized loss was impaired other-than-temporarily. The assessment considered many factors including the severity and duration of the impairment; recent events specific to the issuer or industry; and for debt securities, external credit ratings, underlying collateral position and recent downgrades.  For asset backed securities, we evaluated current characteristics of each security such as delinquency and foreclosure levels, credit enhancements and projected losses and coverage.  It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future losses.  Events that may trigger material declines in fair values for these securities in the future would be, but are not limited to: deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.  For debt securities, credit related other-than-temporary impairment is recognized in earnings, while noncredit related other-than-temporary impairment on securities not expected to be sold, or otherwise disposed of, is recognized in other comprehensive income. We assert that we do not have the intent to sell these securities and it is more likely than not that we will not have to sell these securities before a recovery of our cost basis.  For these reasons, we consider the unrealized losses to be temporary impairment losses. There are approximately 119 positions that are temporarily impaired at December 31, 2019. The aggregate carrying amount of cost-method investments, including both held-to-maturity and available-for-sale, at December 31, 2019 was $837.9 million, of which all were evaluated for impairment. As of December 31, 2019, there were no investment securities for which other-than-temporary impairment charges were recorded in earnings.

For the year ended December 31, 2019, there were no credit related impairment losses recognized in earnings for debt securities held and not intended to be sold.

(6)    Loans Receivable

    The following table shows a summary of our loans receivable at amortized cost basis at December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020			December 31, 2019
	Originated	Acquired	Total	Originated	Acquired	Total
Personal Banking:
Residential mortgage loans (1)	$2,753,593	314,528	3,068,121	2,785,189	82,938	2,868,127
Home equity loans	1,175,703	292,033	1,467,736	1,099,514	243,404	1,342,918
Vehicle loans	995,040	157,633	1,152,673	850,804	10,388	861,192
Consumer loans	288,066	67,254	355,320	238,343	25,597	263,940
Total Personal Banking	5,212,402	831,448	6,043,850	4,973,850	362,327	5,336,177

Commercial Banking:
Commercial real estate loans	2,223,108	624,873	2,847,981	1,915,949	312,160	2,228,109
Commercial real estate loans - owner occupied	344,016	153,892	497,908	433,099	93,182	526,281
Commercial loans	1,019,482	171,628	1,191,110	664,159	53,948	718,107
Total Commercial Banking	3,586,606	950,393	4,536,999	3,013,207	459,290	3,472,497
Total loans receivable, gross	8,799,008	1,781,841	10,580,849	7,987,057	821,617	8,808,674

Allowance for credit losses	(102,874)	(31,553)	(134,427)	(51,439)	(6,502)	(57,941)
Total loans receivable, net (2)	$8,696,134	1,750,288	10,446,422	7,935,618	815,115	8,750,733
(1)Includes $58.8 million and $7.7 million of loans held-for-sale at December 31, 2020 and December 31, 2019, respectively.
(2)Includes $40.9 million and $40.2 million of net unearned income, unamortized premiums and discounts and deferred fees and costs at December 31, 2020 and December 31, 2019, respectively.

As of December 31, 2020, 2019, and 2018, we serviced loans for others approximating $1.516 billion, $793.1 million, and $794.2 million, respectively. These loans serviced for others are not our assets and are not included in our financial statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
As of December 31, 2020 and 2019, approximately 42% and 50%, respectively, of our loan portfolio was secured by properties located in Pennsylvania. We do not believe we have significant concentrations of credit risk to any one group of borrowers given our underwriting and collateral requirements.

Loans receivable as of December 31, 2020 and 2019 include $3.690 billion and $3.090 billion, respectively, of adjustable rate loans and $6.840 billion and $5.948 billion, respectively, of fixed rate loans.

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the year ended December 31, 2020 and includes the cumulative effect of adopting ASU 2016-13 (in thousands):

	Balance as of December 31, 2020	Current period provision	Charge-offs	Recoveries	Initial ACL on loans purchased with credit deterioration	Cumulative effect of ASU 2016-13*	Balance as of December 31, 2019
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$7,266	(3,289)	(917)	362	1,095	7,441	2,574
Home equity loans	5,992	(3,357)	(608)	766	216	5,786	3,189
Vehicle loans	14,825	11,416	(6,827)	1,867	235	842	7,292
Consumer loans	2,871	4,126	(5,831)	1,542	157	(2,424)	5,301
Total Personal Banking	30,954	8,896	(14,183)	4,537	1,703	11,645	18,356

Commercial Banking:
Commercial real estate loans	79,381	58,483	(4,240)	1,287	5,720	2,288	15,843
Commercial real estate loans - owner occupied	10,518	2,588	(83)	27	963	1,278	5,745
Commercial loans	13,574	14,008	(16,212)	1,741	459	(4,419)	17,997
Total Commercial Banking	103,473	75,079	(20,535)	3,055	7,142	(853)	39,585
Total	$134,427	83,975	(34,718)	7,592	8,845	10,792	57,941

Allowance for Credit Losses - off-balance-sheet exposure
Personal Banking:
Residential mortgage loans	$2	2	—	—	—	—	—
Home equity loans	35	5	—	—	—	(293)	323
Consumer loans	—	—	—	—	—	(402)	402
Total Personal Banking	37	7	—	—	—	(695)	725

Commercial Banking:
Commercial real estate loans	3,449	1,438	—	—	—	1,934	77
Commercial real estate loans - owner occupied	326	235	—	—	—	88	3
Commercial loans	2,551	1,459	—	—	—	923	169
Total Commercial Banking	6,326	3,132	—	—	—	2,945	249
Total off-balance-sheet exposure	$6,363	3,139	—	—	—	2,250	974
* Includes the impact of the initial allowance on PCD loans of $517,000.

During the year ended December 31, 2020, we sold $50.0 million of loans that were classified as held-for-investment, for a gain of $1.3 million, which is reported in gain on sale of loans on the Consolidated Statements of Income.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the year ended December 31, 2019, prior to the adoption of ASU 2016-13 (in thousands):

	Balance as of December 31, 2019	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2018
Originated loans
Personal Banking:
Residential mortgage loans	$2,463	(1,089)	(935)	433	4,054
Home equity loans	2,830	46	(619)	219	3,184
Consumer loans	12,055	10,025	(11,537)	2,487	11,080
Total Personal Banking	17,348	8,982	(13,091)	3,139	18,318

Commercial Banking:
Commercial real estate loans	17,292	(5,241)	(5,078)	1,232	26,379
Commercial loans	16,799	12,449	(3,237)	533	7,054
Total Commercial Banking	34,091	7,208	(8,315)	1,765	33,433
Total originated loans	51,439	16,190	(21,406)	4,904	51,751

Acquired loans
Personal Banking:
Residential mortgage loans	111	184	(231)	75	83
Home equity loans	359	322	(502)	191	348
Consumer loans	538	156	(270)	233	419
Total Personal Banking	1,008	662	(1,003)	499	850

Commercial Banking:
Commercial real estate loans	4,296	2,092	(389)	597	1,996
Commercial loans	1,198	3,715	(3,414)	280	617
Total Commercial Banking	5,494	5,807	(3,803)	877	2,613
Total acquired loans	6,502	6,469	(4,806)	1,376	3,463

Total	$57,941	22,659	(26,212)	6,280	55,214

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the year ended December 31, 2018, prior to the adoption of ASU 2016-13 (in thousands):

	Balance as of December 31, 2018	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2017
Originated loans
Personal Banking:
Residential mortgage loans	$4,054	808	(1,067)	489	3,824
Home equity loans	3,184	(25)	(1,183)	320	4,072
Consumer loans	11,080	10,869	(15,674)	3,442	12,443
Total Personal Banking	18,318	11,652	(17,924)	4,251	20,339

Commercial Banking:
Commercial real estate loans	26,379	11,349	(6,096)	1,215	19,911
Commercial loans	7,054	(2,062)	(2,675)	1,469	10,322
Total Commercial Banking	33,433	9,287	(8,771)	2,684	30,233
Total originated loans	51,751	20,939	(26,695)	6,935	50,572

Acquired loans
Personal Banking:
Residential mortgage loans	83	(61)	(112)	125	131
Home equity loans	348	(23)	(602)	211	762
Consumer loans	419	(335)	(291)	155	890
Total Personal Banking	850	(419)	(1,005)	491	1,783

Commercial Banking:
Commercial real estate loans	1,996	(467)	(1,291)	205	3,549
Commercial loans	617	279	(650)	97	891
Total Commercial Banking	2,613	(188)	(1,941)	302	4,440
Total acquired loans	3,463	(607)	(2,946)	793	6,223

Total	$55,214	20,332	(29,641)	7,728	56,795

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
    The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2020 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans (1)	Loans 90 days past due and accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$3,068,121	7,266	15,924	—	8,431	560	—
Home equity loans	1,467,736	5,992	9,123	—	2,058	381	26
Vehicle loans	1,152,673	14,825	5,533	1	—	—	—
Consumer loans	355,320	2,871	1,031	584	1	—	—
Total Personal Banking	6,043,850	30,954	31,611	585	10,490	941	26

Commercial Banking:
Commercial real estate loans	2,847,981	79,381	44,092	—	18,430	787	471
Commercial real estate loans - owner occupied	497,908	10,518	3,642	—	761	123	—
Commercial loans	1,191,110	13,574	23,487	—	2,454	165	362
Total Commercial Banking	4,536,999	103,473	71,221	—	21,645	1,075	833

Total	$10,580,849	134,427	102,832	585	32,135	2,016	859
(1)Includes $10.7 million of nonaccrual TDRs.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
Following the adoption of CECL as of January 1, 2020, the definitions of impairment and related impaired loan disclosures were removed. Under CECL, we present the amortized cost of our loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the year ended December 31, 2020 (in thousands):

	Nonaccrual loans at January 1, 2020	Nonaccrual loans at December 31, 2020 with an allowance	Nonaccrual loans with no allowance	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$14,476	15,923	—	—
Home equity loans	6,745	8,872	252	—
Vehicle loans	3,147	5,377	156	1
Consumer loans	1,079	1,030	1	584
Total Personal Banking	25,447	31,202	409	585

Commercial Banking:
Commercial real estate loans	18,832	27,079	17,013	—
Commercial real estate loans - owner occupied	16,032	3,642	—	—
Commercial loans	8,559	18,069	5,418	—
Total Commercial Banking	43,423	48,790	22,431	—

Total	$68,870	79,992	22,840	585

During the year ended December 31, 2020, we recognized $842,000 of interest income on nonaccrual and troubled debt restructuring loans.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2020 (in thousands):

	Real estate	Equipment	Other	Total
Personal Banking:
Residential mortgage loans	$1,269	—	—	1,269
Home equity loans	99	—	—	99
Total Personal Banking	1,368	—	—	1,368

Commercial Banking:
Commercial real estate loans	79,392	1,997	1,703	83,092
Commercial loans	3,313	197	11,069	14,579
Total Commercial Banking	82,705	2,194	12,772	97,671

Total	$84,073	2,194	12,772	99,039

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
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
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table provides information related to the composition of originated impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2018, prior to the adoption of ASU 2016-13 (in thousands):

	Nonaccrual loans 90 or more days delinquent	Nonaccrual loans less than 90 days delinquent	Loans less than 90 days delinquent reviewed for impairment	TDRs less than 90 days delinquent not included elsewhere	Total impaired loans	Average recorded investment in impaired loans	Interest income recognized on impaired loans
Personal Banking:
Residential mortgage loans	$12,965	2,883	—	6,660	22,508	20,733	910
Home equity loans	5,996	1,079	—	1,818	8,893	9,075	511
Consumer loans	3,250	1,072	—	—	4,322	4,016	235
Total Personal Banking	22,211	5,034	—	8,478	35,723	33,824	1,656

Commercial Banking:
Commercial real estate loans	25,509	11,426	8,549	4,435	49,919	41,328	1,599
Commercial loans	3,010	5,091	2,453	2,087	12,641	9,186	507
Total Commercial Banking	28,519	16,517	11,002	6,522	62,560	50,514	2,106

Total	$50,730	21,551	11,002	15,000	98,283	84,338	3,762

The following table provides information related to the evaluation of impaired loans by portfolio segment and by class of financing receivable at December 31, 2018 prior to the adoption of ASU 2016-13 (in thousands):

	Loans collectively evaluated for impairment	Loans individually evaluated for impairment	Loans individually evaluated for impairment for which there is a related impairment reserve	Related impairment reserve	Loans individually evaluated for impairment for which there is no related reserve
Personal Banking:
Residential mortgage loans	$2,856,359	8,111	8,111	747	—
Home equity loans	1,256,255	2,167	2,167	523	—
Consumer loans	859,684	29	29	6	—
Total Personal Banking	4,972,298	10,307	10,307	1,276	—

Commercial Banking:
Commercial real estate loans	2,436,605	35,216	31,830	6,499	3,386
Commercial loans	588,932	8,081	6,738	767	1,343
Total Commercial Banking	3,025,537	43,297	38,568	7,266	4,729

Total	$7,997,835	53,604	48,875	8,542	4,729

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table provides a roll forward of troubled debt restructurings for the periods indicated (dollars in thousands):

	For the years ended December 31,
	2020		2019
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	176	$31,999	195	$33,608
New TDRs	14	1,497	14	3,344
Re-modified TDRs	5	9,693	8	5,678
Net paydowns	—	(9,806)	—	(7,806)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	1	(10)	—	—
Vehicle loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Commercial real estate loans - owner occupied	—	—	—	—
Commercial loans	—	—	2	(235)
Paid-off loans:
Residential mortgage loans	2	(330)	5	(225)
Home equity loans	5	(44)	9	(196)
Vehicle loans	—	—	—	—
Commercial real estate loans	3	(321)	12	(2,122)
Commercial real estate loans - owner occupied	2	(324)	—	—
Commercial loans	7	(219)	5	(47)
Ending TDR balance:	170	$32,135	176	$31,999
Accruing TDRs		$21,431		$22,956
Nonaccrual TDRs		10,704		9,043

The following tables provide information related to TDRs (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (in thousands):

	For the year ended December 31, 2020
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Personal Banking:
Residential mortgage loans	1	$90	88	5
Home equity loans	2	86	79	9
Total Personal Banking	3	176	167	14

Commercial Banking:
Commercial real estate loans	9	7,365	7,615	311
Commercial real estate loans - owner occupied	1	58	48	8
Commercial loans	5	2,944	408	40
Total Commercial Banking	15	10,367	8,071	359

Total	18	$10,543	8,238	373

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)

	For the year ended December 31, 2019
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

	For the year ended December 31, 2018
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
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table provides information as of December 31, 2020 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the year ended December 31, 2020 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$—	—	88	—	88
Home equity loans	2	65	—	14	—	79
Vehicle loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	3	65	—	102	—	167

Commercial Banking:
Commercial real estate loans	9	—	—	7,335	280	7,615
Commercial real estate loans - owner occupied	1	—	—	48	—	48
Commercial loans	5	—	111	217	80	408
Total Commercial Banking	15	—	111	7,600	360	8,071

Total	18	$65	111	7,702	360	8,238

The following table provides information as of December 31, 2019 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the year ended December 31, 2019 (in thousands):

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table provides information related to re-modified trouble debt restructurings by portfolio segment and class of financing receivable for modifications during the year ended December 31, 2020 (in thousands):

		Type of re-modification
	Number of re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Vehicle loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Commercial Banking:
Commercial real estate loans	3	—	—	6,652	—	6,652
Commercial real estate loans - owner occupied	1	—	—	48	—	48
Commercial loans	1	—	—	—	80	80
Total Commercial Banking	5	—	—	6,700	80	6,780

Total	5	$—	—	6,700	80	6,780

The following table provides information related to re-modified trouble debt restructurings by portfolio segment and class of financing receivable for modifications during the year ended December 31, 2019 (in thousands):

		Type of modification
	Number of re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Commercial Banking:
Commercial real estate loans	7	—	219	4,448	—	4,667
Commercial loans	1	—	—	38	—	38
Total Commercial Banking	8	—	219	4,486	—	4,705

Total	8	$—	219	4,486	—	4,705

No TDRs modified within the previous twelve months of December 31, 2020 or December 31, 2019 subsequently defaulted.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table provides information related to the amortized cost basis of loan payment delinquencies at December 31, 2020 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$28,797	5,083	14,489	48,369	3,019,752	3,068,121	—
Home equity loans	4,763	1,656	8,441	14,860	1,452,876	1,467,736	—
Vehicle loans	7,707	1,776	4,599	14,082	1,138,592	1,152,674	1
Consumer loans	2,867	966	1,459	5,292	350,027	355,319	584
Total Personal Banking	44,134	9,481	28,988	82,603	5,961,247	6,043,850	585

Commercial Banking:
Commercial real estate loans	6,692	1,615	23,307	31,614	2,816,366	2,847,980	—
Commercial real estate loans - owner occupied	4,231	—	1,980	6,211	491,698	497,909	—
Commercial loans	6,405	864	7,325	14,594	1,176,516	1,191,110	—
Total Commercial Banking	17,328	2,479	32,612	52,419	4,484,580	4,536,999	—
Total loans	$61,462	11,960	61,600	135,022	10,445,827	10,580,849	585

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table provides information related to loan payment delinquencies at December 31, 2019 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing (1)
Originated loans
Personal Banking:
Residential mortgage loans	$20,447	5,572	11,080	37,099	2,748,090	2,785,189	—
Home equity loans	5,119	2,096	4,573	11,788	1,087,726	1,099,514	—
Consumer loans	8,969	3,198	3,467	15,634	1,073,513	1,089,147	—
Total Personal Banking	34,535	10,866	19,120	64,521	4,909,329	4,973,850	—

Commercial Banking:
Commercial real estate loans	5,598	1,387	17,959	24,944	2,324,104	2,349,048	—
Commercial loans	987	6,360	4,296	11,643	652,516	664,159	—
Total Commercial Banking	6,585	7,747	22,255	36,587	2,976,620	3,013,207	—
Total originated loans	41,120	18,613	41,375	101,108	7,885,949	7,987,057	—

Acquired loans
Personal Banking:
Residential mortgage loans	2,849	121	1,695	4,665	78,273	82,938	93
Home equity loans	1,350	309	1,115	2,774	240,630	243,404	53
Consumer loans	239	104	144	487	35,498	35,985	1
Total Personal Banking	4,438	534	2,954	7,926	354,401	362,327	147

Commercial Banking:
Commercial real estate loans	2,323	303	7,055	9,681	395,661	405,342	—
Commercial loans	200	43	443	686	53,262	53,948	—
Total Commercial Banking	2,523	346	7,498	10,367	448,923	459,290	—
Total acquired loans	6,961	880	10,452	18,293	803,324	821,617	147

Total	$48,081	19,493	51,827	119,401	8,689,273	8,808,674	147
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
December 31, 2020, 2019 and 2018
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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
Based on the most recent analysis performed, the amortized cost basis by risk category of loans by class of loans by origination year is as follows as of December 31, 2020 (in thousands):

	Year to date December 31, 2020	2019	2018	2017	2016	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$641,963	418,057	229,477	247,426	215,893	1,289,728	—	—	3,042,544
Substandard	—	68	1,293	1,674	1,091	21,451	—	—	25,577
Total residential mortgage loans	641,963	418,125	230,770	249,100	216,984	1,311,179	—	—	3,068,121
Home equity loans
Pass	273,076	193,439	94,757	87,717	81,212	219,061	465,453	40,759	1,455,474
Substandard	—	210	318	281	876	5,158	3,509	1,910	12,262
Total home equity loans	273,076	193,649	95,075	87,998	82,088	224,219	468,962	42,669	1,467,736
Vehicle loans
Pass	448,746	352,661	218,372	70,122	31,197	24,791	—	—	1,145,889
Substandard	343	1,958	2,087	1,210	667	519	—	—	6,784
Total vehicle loans	449,089	354,619	220,459	71,332	31,864	25,310	—	—	1,152,673
Consumer loans
Pass	128,809	83,419	35,183	17,439	7,848	11,757	66,965	1,695	353,115
Substandard	133	399	139	192	36	619	686	1	2,205
Total consumer loans	128,942	83,818	35,322	17,631	7,884	12,376	67,651	1,696	355,320
Total Personal Banking	1,493,070	1,050,211	581,626	426,061	338,820	1,573,084	536,613	44,365	6,043,850
Business Banking:
Commercial real estate loans
Pass	417,390	473,115	316,045	264,702	195,168	709,459	36,980	29,755	2,442,614
Special Mention	584	3,381	20,180	24,675	15,424	15,817	597	3,048	83,706
Substandard	7,426	4,007	57,694	56,991	24,056	140,147	2,240	29,100	321,661
Total commercial real estate loans	425,400	480,503	393,919	346,368	234,648	865,423	39,817	61,903	2,847,981
Commercial real estate loans - owner occupied
Pass	24,895	67,162	87,497	71,626	46,760	100,081	4,422	7,648	410,091
Special Mention	—	4,371	4,514	3,643	4,276	3,689	3,822	—	24,315
Substandard	—	21,627	1,903	12,898	4,013	21,777	874	410	63,502
Total commercial real estate loans - owner occupied	24,895	93,160	93,914	88,167	55,049	125,547	9,118	8,058	497,908
Commercial loans
Pass	479,436	99,877	50,915	51,858	58,597	49,178	286,467	16,170	1,092,498
Special Mention	5,828	2,751	5,579	4,588	162	190	16,512	5,668	41,278
Substandard	1,660	3,343	2,932	2,016	2,266	3,003	27,988	14,126	57,334
Total commercial loans	486,924	105,971	59,426	58,462	61,025	52,371	330,967	35,964	1,191,110
Total Business Banking	937,219	679,634	547,259	492,997	350,722	1,043,341	379,902	105,925	4,536,999

Total loans	$2,430,289	1,729,845	1,128,885	919,058	689,542	2,616,425	916,515	150,290	10,580,849
    For the year ended December 31, 2020, $23.1 million of revolving loans were converted to term loans.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
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

Our exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. We use the same credit policies in making commitments for off- balance-sheet financial instruments as we do for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of December 31, 2020 and 2019 are presented in the following table:

	Years ended December 31,
	2020	2019
Loans commitments	$251,145	234,137
Undisbursed lines of credit	1,044,824	917,161
Standby letters of credit	45,137	40,303
Total	$1,341,106	1,191,601

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)

Outstanding loan commitments at December 31, 2020 for fixed rate loans were $193.1 million. The interest rates on these commitments approximate market rates at December 31, 2020. Outstanding loan commitments at December 31, 2020 for adjustable rate loans were $58.1 million. The fair values of these commitments are affected by fluctuations in market rates of interest.

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. As of December 31, 2020, the maximum potential amount of future payments we could be required to make under these standby letters of credit is $45.1 million, of which $38.5 million is fully collateralized. A liability (which represents deferred income) of $493,000 and $444,000 has been recognized for the obligations as of December 31, 2020 and 2019, respectively, and there are no recourse provisions that would enable us to recover any amounts from third parties.

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

The following table shows changes in MSRs as of and for the years ended December 31, 2020 and 2019:

	Servicing rights	Valuation allowance	Net carrying value and fair value
Balance at December 31, 2018	$2,103	—	2,103
Additions	862	(1)	861
Amortization	(1,117)	—	(1,117)
Balance at December 31, 2019	1,848	(1)	1,847
Additions	9,549	(491)	9,058
Amortization	(2,740)	—	(2,740)
Balance at December 31, 2020	$8,657	(492)	8,165

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
During the year ended December 31, 2020, we purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of these loans is as follows (in thousands):

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

The following table provides information related to the changes in the accretable discount, which includes income recognized from contractual cash flows for the dates indicated prior to the adoption of ASU 2016-13 (in thousands):

Total
Balance at December 31, 2018	$755
Accretion	(551)
Net reclassification from nonaccretable yield	966
Balance at December 31, 2019	1,170

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table provides information related to acquired impaired loans by portfolio segment and by class of financing receivable at and for the year ended December 31, 2019 prior to the adoption of ASU 2016-13 (in thousands):

	Carrying value	Outstanding principal balance	Related impairment reserve	Average recorded investment in impaired loans	Interest income recognized
Personal Banking:
Residential mortgage loans	$742	1,232	7	866	147
Home equity loans	715	1,569	25	861	114
Consumer loans	7	34	1	18	12
Total Personal Banking	1,464	2,835	33	1,745	273

Commercial Banking:
Commercial real estate loans	3,433	4,268	6	3,509	273
Commercial loans	78	84	1	78	5
Total Commercial Banking	3,511	4,352	7	3,587	278

Total loans	$4,975	7,187	40	5,332	551

(7)    Accrued Interest Receivable

Accrued interest receivable as of December 31, 2020 and 2019 is presented in the following table:

	December 31,
	2020	2019
Investment securities	$1,660	730
FHLB dividends	197	211
Mortgage-backed securities	2,031	1,508
Loans receivable	31,666	23,306
	$35,554	25,755

(8)    FHLB Stock

Northwest Bank is a member of the FHLB of Pittsburgh, and due to the acquisition of MutualBank during the year, we are also a member of the FHLB of Indianapolis. As a member of the FHLB of Pittsburgh, we are required to maintain an investment in the capital stock of the FHLB of Pittsburgh in accordance with their 2015 Capital Plan, at cost, in two subclasses based on the following ranges:  Membership stock purchase (Subclass B-1) ranging from 0.05% to 1.0% of the member asset value as defined by the FHLB, currently at 0.10%; and Activity-based stock purchase (Subclass B-2) ranging from 2.0% to 6.0% of outstanding advances, currently at 4.0%; 0.0% to 6.0% of acquired member assets, currently at 4.0%; 0.0% to 4.0% of certain letters of credit, currently at 0.75%; and 0.0% to 6.0% of outstanding advance commitments settling more than 30 days after trade, currently at 0.0%.

As a member of the FHLB of Indianapolis, we are required to maintain an investment in the capital stock of the FHLB of Indianapolis in accordance with their capital plan that became effective on September 26, 2020. This plan requires the Company to invest in two subclasses based on the following ranges: Membership stock requirements (B-1 stock) ranging from 0.01% to 0.50% of the member asset value as defined by the FHLB, currently at 0.10%; and Activity-based stock requirements (B-2 stock) ranging from 1.0% to 6.0% of advances, currently at 4.5%; 1.0% to 6.0% for lines of credit, currently at 4.5%; 0.10% to 6.0% for letters of credit, currently at 0.10%; 1.0% to 6.0% of derivative contracts, currently at 4.5%; 0.0% to 6.0% for the mandatory Mortgage Purchase Program ("MPP"), currently at 0.0%; 0.0% to 6.0% for the optional MPP, currently at 4.5%; and 1.0% to 6.0% for Community Investment Program ("CIP") advances, currently at 4.5%.

Our investment in the capital stock of the FHLB of Pittsburgh at December 31, 2020 and December 31, 2019 was $8.6 million and $14.7 million, respectively. In addition, our investment of capital stock of the FHLB of Indianapolis at December 31, 2020 was $13.1 million and no holdings at December 31, 2019. We received dividends on capital stock during the years ended

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
December 31, 2020 and 2019 of $981,400 and $1.1 million, respectively.  Future dividends may be established at different rates for the two subclasses of capital stock.

(9)    Premises and Equipment

Premises and equipment at December 31, 2020 and 2019 are summarized by major classification in the following table:

	December 31,
	2020	2019
Land and land improvements	$26,878	22,194
Office buildings and improvements	154,439	154,535
Furniture, fixtures and equipment	134,821	124,216
Leasehold improvements	18,845	20,770
Total, at cost	334,983	321,715
Less accumulated depreciation and amortization	(173,445)	(174,306)
Premises and equipment, net	$161,538	147,409

Depreciation and amortization expense for the years ended December 31, 2020, 2019 and 2018 was $11.9 million, $11.7 million and $12.1 million, respectively.

(10)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Amortizable intangible assets:
Core deposit intangibles - gross	$71,182	71,183
Acquisitions	3,717	—
Less: accumulated amortization	(56,896)	(50,934)
Core deposit intangibles - net	$18,003	20,249
Customer and Contract intangible assets - gross	$12,775	12,775
Less: accumulated amortization	(10,842)	(9,948)
Customer and Contract intangible assets - net	1,933	2,827
Total intangible assets - net	$19,936	23,076

The following information shows the actual aggregate amortization expense for the years ended December 31, 2020, 2019 and 2018 as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for each of the five succeeding fiscal years:

For the year ended December 31, 2018	$5,848
For the year ended December 31, 2019	6,543
For the year ended December 31, 2020	6,856
For the year ending December 31, 2021	5,902
For the year ending December 31, 2022	4,680
For the year ending December 31, 2023	3,592
For the year ending December 31, 2024	2,692
For the year ending December 31, 2025	1,819

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table provides information for the changes in the carrying amount of goodwill:

Total
Balance at December 31, 2018	$307,420
Goodwill acquired	38,683
Balance at December 31, 2019	346,103
Goodwill acquired	36,176
Balance at December 31, 2020	$382,279

Quarterly, the Company evaluates whether there are any triggering events that would require an update to our previous goodwill assessment. During the first quarter of 2020, the Company determined the COVID-19 pandemic and its negative effect on the global economy to be a triggering event. As a result, the Company, with the assistance of a third-party specialist, performed a quantitative impairment analysis in accordance with ASU 2017-04 as of March 31, 2020. This analysis indicated the aggregate fair value of Northwest Bank, the sole reporting unit of Northwest Bancshares, Inc., exceeded the carrying value and therefore goodwill was not impaired. Given the results of the quantitative goodwill analysis performed during the first quarter and the absence of any significant changes in the economic environment that would indicate a change in the conclusion of the quantitative analysis performed, the Company elected to perform a qualitative goodwill impairment test as of June 30, 2020 in accordance with ASC 350, as updated by ASU 2017-04, and concluded that goodwill was not impaired as of June 30, 2020. As of December 31, 2020 and 2019, there were no events or changes in circumstances that would cause us to update that goodwill impairment test and we have concluded there is no impairment in goodwill.

(11)    Deposits

Deposit balances at December 31, 2020 and 2019 are shown in the table below:

	December 31,
	2020	2019
Noninterest-bearing demand deposits	$2,716,224	1,609,653
Interest-bearing demand deposits	2,755,950	1,944,108
Money market deposit accounts	2,437,539	1,863,998
Savings deposits	2,047,424	1,604,838
Time deposits	1,642,096	1,569,410
Total deposits	$11,599,233	8,592,007

The aggregate amount of time deposits with a minimum denomination of $100,000 at December 31, 2020 and 2019 was $578.5 million and $521.1 million, respectively.

Generally, deposits in excess of $250,000 are not federally insured. At December 31, 2020 we had $3.744 billion of deposits in accounts exceeding $250,000.

The following table summarizes the contractual maturity of time deposits at December 31, 2020 and 2019:

	December 31,
	2020	2019
Due within 12 months	$990,769	909,509
Due between 12 and 24 months	380,466	300,656
Due between 24 and 36 months	164,583	214,301
Due between 36 and 48 months	64,700	106,065
Due between 48 and 60 months	36,098	35,358
After 60 months	5,480	3,521
Total time deposits	$1,642,096	1,569,410

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table summarizes the interest expense incurred on the respective deposits for the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
	2020	2019	2018
Interest-bearing demand deposits	$3,358	6,012	3,607
Money market deposit accounts	7,021	13,010	5,740
Savings deposits	2,614	3,115	3,064
Time deposits	22,903	27,079	18,574
Total interest expense on deposits	$35,896	49,216	30,985

(12)                         Borrowed Funds

     (a)                                 Borrowings

    Borrowed funds at December 31, 2020 and 2019 are presented in the following table:

	December 31,
	2020		2019
	Amount	Average rate	Amount	Average rate
Term notes payable to the FHLB:
Payable to the FHLB of Indianapolis acquired from MutualBank	$22,054	1.92%	$—	—%
Payable to the FHLB of Pittsburgh	—	—%	153,600	2.38%
Total term notes payable to the FHLB	22,054		153,600
Collateralized borrowings, due within one year	137,661	0.19%	92,736	0.25%
Subordinated debentures, net of issuance costs	123,329	4.00%	—	—%
Total borrowed funds	$283,044		246,336

Borrowings from the FHLB of Pittsburgh and Indianapolis, if any, are secured by our residential first mortgage and other qualifying loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250.0 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty.

At December 31, 2020 and December 31, 2019, collateralized borrowings due within one year were $137.7 million and $92.7 million, respectively. The collateralized borrowings are collateralized by various securities held in safekeeping by the FHLB of Pittsburgh. The market value of these securities exceeds the value of the collateralized borrowings. The average amount of collateralized borrowings outstanding in the years ended December 31, 2020, 2019 and 2018 was $122.8 million, $91.1 million and $102.3 million, respectively. The maximum amount of collateralized borrowings outstanding during the years ended December 31, 2020, 2019 and 2018 was $150.6 million, $101.1 million and $110.3 million, respectively.

On September 9, 2020, the Company issued $125.0 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month SOFR plus 3.89% payable quarterly in arrears commencing on December 15, 2025. The subordinated debt issuance costs of approximately $1.8 million are being amortized over five years on a straight-line basis into interest expense.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
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

The following table sets forth a summary of the cumulative trust preferred securities and the junior subordinated debt held by the Trust as of December 31, 2020 and 2019.

	Maturity date	Interest rate	Capital debt securities	December 31,
				2020	2019
Northwest Bancorp Capital Trust III	December 30, 2035	3-month LIBOR plus 1.38%	$50,000	51,547	51,547
Northwest Bancorp Statutory Trust IV	December 15, 2035	3-month LIBOR plus 1.38%	50,000	51,547	51,547
LNB Trust II	June 15, 2037	3-month LIBOR plus 1.48%	7,875	8,119	8,119
Union National Capital Trust I (1)	January 23, 2034	3-month LIBOR plus 2.85%	8,000	7,925	7,900
Union National Capital Trust II (1)	November 23, 2034	3-month LIBOR plus 2.00%	3,000	2,714	2,687
MFBC Statutory Trust I (1)	September 15, 2035	3-month LIBOR plus 1.70%	5,000	3,476	—
Universal Preferred Trust (1)	October 7, 2035	3-month LIBOR plus 1.69%	5,000	3,466	—
Total			$128,875	128,794	121,800
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
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
(13)                          Income Taxes

Total income tax was allocated for the years ended December 31, 2020, 2019 and 2018 as follows:

	Years ended December 31,
	2020	2019	2018
Income tax expense	$17,672	30,679	28,422
Shareholders’ equity for unrealized gain/(loss) on securities available-for-sale	5,061	3,992	(573)
Shareholders’ equity for pension adjustment	(3,774)	(2,859)	(24)
Shareholders’ equity for swap fair value adjustment	—	—	223
Unallocated income tax	$18,959	31,812	28,048

Income tax expense applicable to income before taxes consists of:

	Years ended December 31,
	2020	2019	2018
Current	$25,756	27,903	31,192
Deferred	(8,084)	2,776	(2,770)
Total income tax expense	$17,672	30,679	28,422

A reconciliation of the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income for the years ended December 31, 2020, 2019 and 2018, is as follows:

	Years ended December 31,
	2020	2019	2018
Expected tax rate	21.0%	21.0%	21.0%
Tax-exempt interest income	(1.7)%	(0.8)%	(0.9)%
State income tax, net of federal benefit	2.2%	3.7%	3.8%
Bank-owned life insurance	(1.1)%	(0.6)%	(0.9)%
Stock-based compensation	0.2%	(0.6)%	(0.8)%
Dividends on stock plans	(0.9)%	(0.6)%	(0.6)%
Low income housing and historic tax credits	(0.9)%	(0.5)%	(0.6)%
Other	0.3%	0.1%	0.2%
Effective tax rate	19.1%	21.7%	21.2%

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are presented below:

	December 31,
	2020	2019
Deferred tax assets:
Deferred compensation expense	$4,272	1,974
Bad debts	30,418	12,609
Other reserves	2,358	961
Accrued post-retirement benefit cost	778	436
Stock benefit plans	820	994
Pension and post-retirement benefits	19,405	15,916
Deferred income	540	728
Lease liability	11,713	11,493
Purchase accounting	412	—
Net operating loss	2,800	504
Other	1,338	626
Total deferred tax assets	74,854	46,241
Deferred tax liabilities:
Pension expense	6,198	5,864
Purchase accounting	—	291
Intangible assets	15,419	14,464
Mortgage servicing rights	1,831	407
Fixed assets	4,740	5,755
Net deferred loan costs	1,548	5,042
Right of use asset	10,844	10,895
Unrealized gain on fair value of securities available-for-sale	6,332	1,259
Interest rate derivatives	1,268	—
Other	2,670	314
Total deferred tax liabilities	50,850	44,291
Net deferred tax asset	$24,004	1,950

    We have $5.9 million of federal net operating loss carryovers subject to the annual limitation under Internal Revenue Code Section 382 at December 31, 2020. The carryovers begins to expire in 2029 and are expected to be fully realized. We have $39.7 million of Indiana net operating loss carryovers at December 31, 2020 which begin to expire in 2025 and are expected to be fully realized.

    We recorded a valuation allowance against state deferred tax assets of a Northwest subsidiary since the subsidiary is not expected to utilize its deferred tax assets in the foreseeable future. This valuation allowance, which is $333K as of December 31, 2020, is netted against other deferred tax assets in the preceding table.

The Company is not required to provide deferred taxes on MutualBank’s tax loan loss reserve as of December 31, 1987. As of December 31, 2020, MutualBank had unrecognized deferred income taxes of approximately $3.1 million with respect to this reserve. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Bank’s retained earnings represented by this reserve are used for distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (2) the Bank fails to qualify as a Bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

Other than stated above, we have determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income. We will continue to review the criteria related to the recognition of deferred tax assets on a regular basis.

We utilize a comprehensive model to recognize, measure, present and disclose in our financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  We recognize interest accrued and penalties (if any) related to unrecognized tax benefits in income tax expense. The accrual for interest and penalties was not material for all years present.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table presents changes in unrecognized tax benefits for the year ended December 31, 2020:

Year ended December 31,
2020
Unrecognized tax benefits:
Balance, beginning of year	$—
Increases related to prior year tax positions	336
Decreases related to prior year tax positions	(5)
Increases related to current year tax positions	—
Settlements	—
Lapse of statute	—
Balance, end of year	$331

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes. We do not expect any significant changes in unrecognized tax benefits during the next twelve months.

We are subject to routine audits of our tax returns by the Internal Revenue Service as well as all states in which we conduct business.  We are subject to audit by the Internal Revenue Service for the tax periods ended after December 31, 2016 and generally subject to audit by any state in which we conduct business for the tax periods ended after December 31, 2016. We are under audit by the state of New York for tax years 2016 through 2018. We do not expect any material adjustments from this audit. No findings have been issued at this time.

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

In tax years prior to fiscal 1997, Northwest was permitted, under the Internal Revenue Code ("IRC"), to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at December 31, 2020 and 2019 include approximately $39.1 million representing such bad debt deductions for which no deferred income taxes have been provided.

(15)    Earnings Per Share

Basic earnings per common share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. During the year ended December 31, 2020, 4,677,841 stock options were not included in the computation of diluted earnings per share because the stock options’ exercise price was more than the average market price of the common shares of $11.54. During the years ending December 31, 2019 and 2018, all stock options outstanding were included in the computation of diluted earnings per share because the stock options’exercise price was less than the average market price of the common shares of $17.07 and $17.20, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
    The computation of basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018 follows:

	Years ended December 31,
	2020	2019	2018
Net income available to common shareholders	$74,854	110,432	105,491

Weighted average common shares outstanding (1)	120,244,474	104,878,774	102,073,888
Dilutive potential shares due to effect of stock options (1)	—	960,375	1,492,013
Total weighted average common shares and dilutive potential shares (1)	$120,244,474	105,839,149	103,565,901
Basic earnings per share (1)	$0.62	1.05	1.03
Diluted earnings per share (1)	$0.62	1.04	1.02
(1)  Not in thousands.

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

Effective August 1, 2020, the Plan was amended to include a soft freeze. The soft freeze will allow those employees in an eligible position that were hired, rehired, or acquired on or before July 31, 2020, to continue to vest and accrue additional benefits for each year they are credited with 1,000 hours or more. Employees that are hired, rehired, acquired, or transfer to an eligible job classification on or after August 1, 2020 are not eligible to participate in the Pension Plan.

Total expense for all retirement plans, including defined benefit pension plans, was approximately $8.2 million, $6.7 million and $5.8 million, for the years ended December 31, 2020, 2019 and 2018, respectively.

Components of net periodic pension cost and other amounts recognized in other comprehensive income:

The following table sets forth the net periodic pension cost for the defined benefit pension plans for the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
	2020	2019	2018
Service cost	$8,391	5,949	6,864
Interest cost	6,855	7,353	6,712
Expected return on plan assets	(12,362)	(11,037)	(11,968)
Amortization of prior service cost	(2,322)	(2,322)	(2,322)
Amortization of the net loss	3,695	3,423	3,489
Net periodic pension cost	$4,257	3,366	2,775

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)

The following table sets forth other changes in the defined benefit pension plans’ plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2020	2019	2018
Net (gain)/loss	$11,521	8,235	(1,716)
Amortization of prior service cost	2,323	2,323	2,323
Total recognized in other comprehensive income	$13,844	10,558	607
Total recognized in net periodic pension cost and other comprehensive income	$18,101	13,924	3,382

The estimated net loss and prior service credit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic cost over the next year is $4.0 million and $(2.3) million, respectively.

The following table sets forth information for the defined benefit pension plans’ funded status at December 31, 2020 and 2019:

	December 31,
	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$222,497	181,121
Service cost	8,391	5,949
Interest cost	6,855	7,353
Actuarial loss	29,084	35,203
Benefits paid	(8,238)	(7,129)
Benefit obligation at end of year	$258,589	222,497

Change in plan assets:
Fair value of plan assets at beginning of year	$193,541	160,766
Actual return on plan assets	26,228	34,582
Employer contributions	5,341	5,322
Benefits paid	(8,238)	(7,129)
Fair value of plan assets at end of period	$216,872	193,541
Funded status at end of year	$(41,717)	(28,956)

The following table sets forth the assumptions used to develop the net periodic pension cost:

	Years ended December 31,
	2020	2019	2018
Discount rate	3.14%	4.15%	3.53%
Expected long-term rate of return on assets	6.50%	7.00%	7.00%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

The following table sets forth the assumptions used to determine benefit obligations at the end of each period:

	Years ended December 31,
	2020	2019	2018
Discount rate	2.39%	3.14%	4.15%
Expected long-term rate of return on assets	6.50%	6.50%	7.00%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

The expected long-term rate of return on assets is based on the expected return of each of the asset categories, weighted based on the median of the target allocation for each category.  We use the FTSE (previously Citigroup) Pension Liability Index rates matching the duration of our benefit payments as of the measurement date to determine the discount rate.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
The accumulated benefit obligation for the funded defined benefit pension plan was $254.2 million, $217.3 million, and $175.1 million at December 31, 2020, 2019 and 2018, respectively. The accumulated benefit obligation for all unfunded defined benefit plans was $4.4 million, $5.2 million, and $4.8 million at December 31, 2020, 2019 and 2018, respectively.

The following table sets forth certain information related to our pension plans:

	December 31,
	2020	2019
Projected benefit obligation	$258,589	222,497
Accumulated benefit obligation	258,589	222,497
Fair value of plan assets	216,872	193,541

We anticipate making a contribution to our defined benefit pension plan of $2.0 million to $4.0 million during the year ending December 31, 2021.

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

The following table sets forth the weighted average asset allocation of defined benefit plans:

	Target	December 31,
	allocation	2020	2019
Debt securities	20 – 50%	22%	24%
Equity securities	30 – 60%	67%	70%
Other	5 – 50%	11%	6%
Total		100%	100%

All of the assets held by the defined benefit pension plan are measured and recorded at estimated fair value on our balance sheet on a recurring basis as Level 1 assets, as defined by the fair value hierarchy defined in Note 17.

The following tables sets forth the pension plan assets as of December 31, 2020 and 2019:

	December 31, 2020
	Assets at Fair Value	Level 1 Assets
Defined benefit pension assets:
Common stock	$52,019	52,019
Mutual funds	140,746	140,746
Money market funds	15,068	15,068
Other	8,879	8,879
Total defined benefit pension plan assets (1)	$216,712	216,712
(1) The defined benefit pension plan statement of net assets also includes accrued interest and dividends resulting in net assets available for benefits of $216.9 million.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)

	December 31, 2019
	Assets at Fair Value	Level 1 Assets
Defined benefit pension assets:
Common stock	$45,198	45,198
Mutual funds	127,186	127,186
Money market funds	12,024	12,024
Other	8,953	8,953
Total defined benefit pension plan assets (1)	$193,361	193,361
(1) The defined benefit pension plan statement of net assets also includes accrued interest and dividends resulting in net assets available for benefits of $193.5 million.

The benefits expected to be paid in each year from 2021 to 2025 are $8.3 million, $8.0 million, $8.1 million, $8.5 million and $8.8 million, respectively. The aggregate benefits expected to be paid in the five years from 2026 to 2030 are $48.3 million. The expected benefits to be paid are based on the same assumptions used to measure our benefit obligations at December 31, 2020 and include estimated future employee service.

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

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

The following table sets forth the net periodic benefit cost for the post-retirement healthcare benefits plan for the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
	2020	2019	2018
Interest cost	$26	52	54
Amortization of net loss	18	68	98
Net period benefit cost	$44	120	152

The following table sets forth other changes in the post-retirement healthcare plan’s plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2020	2019	2018
Net gain	$(51)	(475)	(305)
Total recognized in other comprehensive income	$(51)	(475)	(305)
Total recognized in net periodic benefit cost and other comprehensive loss	$(7)	(355)	(153)

The estimated net loss for the post-retirement healthcare benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2021 is $14,000.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table sets forth the funded status of the post-retirement healthcare benefit plan at December 31, 2020 and 2019:

	December 31,
	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$889	1,332
Interest cost	26	52
Actuarial gain	(34)	(405)
Benefits paid	(111)	(90)
Benefit obligation at end of year	$770	889

Change in plan assets:
Employer contributions	111	90
Benefits paid	(111)	(90)
Funded status at year end	$(770)	(889)
The assumptions used to develop the preceding information for post-retirement healthcare benefits are as follows:

	Years ended December 31,
	2020	2019	2018
Discount rate	3.14%	4.15%	3.53%
Monthly cost of healthcare insurance per beneficiary (1)	$370	391	507
Annual rate of increase in healthcare costs	4.00%	4.00%	4.00%
(1)   Not in thousands.
     If the assumed rate of increase in healthcare costs was increased by one percentage point to 5% from the level presented above, the interest cost component of net periodic post-retirement healthcare benefit cost would increase by $3,000 and the accumulated post-retirement benefit obligation for healthcare benefits would increase by $20,000.

The following table sets forth information for plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2020	2019
Projected benefit obligation	$770	889
Accumulated benefit obligation	770	889

(c)                                 Common Stock Awards

On April 18, 2018, we established the Northwest Bancshares, Inc. 2018 Equity Incentive Plan with 1,500,000 common shares authorized for award. From this plan, we awarded employees 390,030 common shares and outside directors 24,300 common shares with a grant date fair value of $16.59 per share (total market value of $6.9 million at issuance) on May 14, 2018. We also awarded employees 256,800 common shares and outside directors 24,300 common shares with a grant date fair value of $17.27 per share (total market value of $4.9 million at issuance) on May 22, 2019. In addition, on May 20, 2020, we awarded employees 261,091 restricted common shares and directors 21,600 restricted common shares with a grant date fair value of $9.71. These common shares vest over a seven-year period with the first vesting occurring on the grant date. Total common shares forfeited from the 2018 plan were 116,617, of which, 74,007 shares were forfeited during the year ended December 31, 2020. Forfeited shares may be awarded to other eligible recipients in future grants until the plan termination date in 2028.

(d)                                  Stock Option Plans

    The Northwest Bancshares, Inc. 2018 Equity Incentive Plan also authorized the granting of 3,500,000 stock options authorized for award. On May 14, 2018, we granted employees 831,160 stock options and outside directors 64,800 stock options with an exercise price of $16.59 per share. On May 22, 2019, we granted employees 547,410 stock options and outside directors 64,800 stock options with an exercise price of $17.27 per share. On May 20, 2020, we granted employees 556,476 stock options and directors

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
57,600 stock options with an exercise price of $9.71 per share. These awarded stock options vest over a seven-year period with the first vesting occurring on the grant date with a ten-year exercise period from the grant date.

The following table summarizes the activity in our option plans during the years ended December 31, 2020, 2019 and 2018 (amounts in this table are not in thousands):

	Years ended December 31,
	2020		2019		2018
	Number	Weighted average exercise price	Number	Weighted average exercise price	Number	Weighted average exercise price
Balance at beginning of year	5,101,351	$14.28	5,612,812	$13.49	5,695,570	$12.75
Granted (1)	614,076	9.71	612,210	17.27	895,960	16.59
Exercised (2)	(131,309)	11.81	(917,845)	11.77	(830,712)	10.38
Forfeited/expired	(340,946)	14.39	(205,826)	14.28	(148,006)	12.52
Balance at end of year	5,243,172	13.72	5,101,351	14.28	5,612,812	13.49
Exercisable at end of year	3,350,356	13.53	2,803,918	13.36	3,016,175	12.61
(1)Weighted average fair value of options at grant date: $0.13, $1.14 and $1.49, respectively.
(2)The total intrinsic value of options exercised was $444,000, $5.2 million and $4.8 million, respectively.

The aggregate intrinsic value of all options expected to vest and fully vested options were both zero because the average exercise price was more than the closing market price per share at December 31, 2020.  The following table summarizes the number of options outstanding, number of options exercisable, and weighted average remaining life of all option grants as of December 31, 2020 (amounts in this table are not in thousands):

	Exercise price $9.71	Exercise price $11.70	Exercise price $12.12	Exercise price $12.17	Exercise price $12.32	Exercise price $12.37
Options outstanding:
Number of options	565,331	270,966	90,248	2,700	902,228	389,528
Weighted average remaining contract life (years)	6.50	1.50	0.10	0.25	0.50	4.50
Options exercisable:
Number of options	96,865	252,096	90	2,700	902,228	269,944
Weighted average remaining term - vested (years)	6.50	1.50	0.10	0.25	0.50	4.50

	Exercise price $12.44	Exercise price $13.15	Exercise price $14.15	Exercise price $15.57	Exercise price $16.59	Exercise price $17.27	Total $14.28
Options outstanding:
Number of options	311,934	331,724	497,188	603,792	749,320	528,213	5,243,172
Weighted average remaining contract life (years)	2.50	3.50	5.50	6.50	4.50	5.50	3.92
Options exercisable:
Number of options	267,230	256,922	304,568	317,526	398,156	191,873	3,350,356
Weighted average remaining term - vested (years)	2.50	3.50	5.50	6.50	4.50	5.50	3.12

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
inputs (Level 3).  When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest level input that has a significant impact on fair value measurement is used.

Financial assets and liabilities are categorized based upon the following characteristics or inputs to the valuation techniques:

•Level 1 - Financial assets and liabilities for which inputs are observable and are obtained from reliable quoted prices for identical assets or liabilities in actively traded markets.  This is the most reliable fair value measurement and includes, for example, active exchange-traded equity securities.
•Level 2 - Financial assets and liabilities for which values are based on quoted prices in markets that are not active or for which values are based on similar assets or liabilities that are actively traded.  Level 2 also includes pricing models in which the inputs are corroborated by market data, for example, matrix pricing.
•Level 3 - Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  Level 3 inputs include the following:
•Quotes from brokers or other external sources that are not considered binding;
•Quotes from brokers or other external sources where it cannot be determined that market participants would in fact transact for the asset or liability at the quoted price; and
•Quotes and other information from brokers or other external sources where the inputs are not deemed observable.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
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

Borrowed Funds

Fixed rate advances are valued by comparing their contractual cost to the prevailing market cost. The carrying amount of repurchase agreements approximates their fair value. The fair value of our subordinated debentures is calculated using the discounted cash flows at rates observable for other similarly traded liabilities.

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

Off-Balance-Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
market terms. At December 31, 2020 and 2019, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at December 31, 2020 and 2019:

	December 31, 2020
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$736,277	736,277	736,277	—	—
Securities available-for-sale	1,398,941	1,398,941	—	1,398,941	—
Securities held-to-maturity	178,887	179,666	—	179,666	—
Loans receivable, net	10,387,636	10,334,521	—	—	10,334,521
Residential mortgage loans held-for-sale	58,786	58,786	—	—	58,786
Accrued interest receivable	35,554	35,554	35,554	—	—
Interest rate lock commitments	6,465	6,465	—	—	6,465
Forward commitments	1,105	1,105	—	1,105	—
Interest rate swaps not designated as hedging instruments	53,863	53,863	—	53,863	—
FHLB stock	21,748	21,748	—	—	—
Total financial assets	$12,879,262	12,826,926	771,831	1,633,575	10,399,772

Financial liabilities:
Savings and checking accounts	$9,957,137	9,957,137	9,957,137	—	—
Time deposits	1,642,096	1,669,546	—	—	1,669,546
Borrowed funds	283,044	283,074	159,745	123,329	—
Junior subordinated debentures	128,794	121,106	—	—	121,106
Interest rate swaps not designated as hedging instruments	54,579	54,579	—	54,579	—
Risk participation agreements	86	86	—	86	—
Accrued interest payable	2,054	2,054	2,054	—	—
Total financial liabilities	$12,067,790	12,087,582	10,118,936	177,994	1,790,652

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)

	December 31, 2019
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$60,846	60,846	60,846	—	—
Securities available-for-sale	819,901	819,901	—	819,901	—
Securities held-to-maturity	18,036	18,223	—	18,223	—
Loans receivable, net	8,743,024	8,666,149	—	—	8,666,149
Residential mortgage loans held-for-sale	7,709	7,709	—	—	7,709
Accrued interest receivable	25,755	25,755	25,755	—	—
Interest rate lock commitments	559	559	—	—	559
Forward commitments	145	145	—	145	—
Interest rate swaps	20,889	20,889	—	20,889	—
FHLB stock	14,740	14,740	—	—	—
Total financial assets	$9,711,604	9,634,916	86,601	859,158	8,674,417

Financial liabilities:
Savings and checking deposits	$7,022,597	7,022,597	7,022,597	—	—
Time deposits	1,569,410	1,574,063	—	—	1,574,063
Borrowed funds	246,336	246,341	246,341	—	—
Junior subordinated debentures	121,800	115,518	—	—	115,518
Interest rate swaps	20,952	20,952	—	20,952	—
Risk participation agreements	39	39	—	39	—
Accrued interest payable	1,142	1,142	1,142	—	—
Total financial liabilities	$8,982,276	8,980,652	7,270,080	20,991	1,689,581

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The preceding methods and assumptions were used in estimating the fair value of financial instruments at December 31, 2020 and 2019.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table represents assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

	Level 1	Level 2	Level 3	Total at fair value
Debt securities:
U.S. government and agencies	$—	40,917	—	40,917
Government sponsored enterprises	—	94,507	—	94,507
States and political subdivisions	—	116,813	—	116,813
Total debt securities	—	252,237	—	252,237

Residential mortgage-backed securities:
GNMA	—	23,026	—	23,026
FNMA	—	203,571	—	203,571
FHLMC	—	134,572	—	134,572
Non-agency	—	465	—	465
Collateralized mortgage obligations:
GNMA	—	343,409	—	343,409
FNMA	—	262,109	—	262,109
FHLMC	—	179,552	—	179,552
Total mortgage-backed securities	—	1,146,704	—	1,146,704

Interest rate lock commitments	—	—	6,465	6,465
Forward commitments	—	1,105	—	1,105
Interest rate swaps not designated as hedging instruments	—	53,863	—	53,863
Total assets	$—	1,453,909	6,465	1,460,374

Interest rate swaps not designated as hedging instruments	$—	54,579	—	54,579
Risk participation agreements	—	86	—	86
Total liabilities	$—	54,665	—	54,665

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table represents assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

	Level 1	Level 2	Level 3	Total at fair value
Debt securities:
U.S. government and agencies	$—	14,991	—	14,991
Government sponsored enterprises	—	104,784	—	104,784
States and political subdivisions	—	26,048	—	26,048
Corporate	—	919	—	919
Total debt securities	—	146,742	—	146,742
Residential mortgage-backed securities:
GNMA	—	23,264	—	23,264
FNMA	—	89,259	—	89,259
FHLMC	—	50,139	—	50,139
Non-agency	—	497	—	497
Collateralized mortgage obligations:
GNMA	—	207,016	—	207,016
FNMA	—	184,682	—	184,682
FHLMC	—	118,302	—	118,302
Total mortgage-backed securities	—	673,159	—	673,159

Interest rate lock commitments	—	—	559	559
Forward commitments	—	145	—	145
Interest rate swaps	—	20,889	—	20,889
Total assets	$—	840,935	559	841,494

Interest rate swaps	—	20,952	—	20,952
Risk participation agreements	—	39	—	39
Total liabilities	$—	20,991	—	20,991

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Beginning balance January 1,	$559	—

Total gains or losses:
Included in net income	—	—

Net activity	5,906	559
Transfers from Level 3	—	—
Transfers into of Level 3	—	—

Ending balance December 31,	$6,465	559

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment, real estate owned, and MSRs.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2020:

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	95,303	95,303
Real estate owned, net	—	—	2,232	2,232
Total assets	$—	—	97,535	97,535

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2019:

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	46,238	46,238
Real estate owned, net	—	—	950	950
Total assets	$—	—	47,188	47,188

Loans individually assessed - A loan is considered to be individually assessed as described in Note 1(f) as part of the adoption of ASU 2016-13. We classify loans individually assessed as nonrecurring Level 3.

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at December 31, 2020:

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	$95,303	Appraisal value (1)	Estimated cost to sell	10%
		Discounted cash flow	Discount rate	2.00% to 16.60% (8.26%)

Real estate owned, net	$2,232	Appraisal value (1)	Estimated cost to sell	10%
(1)  Fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

(18)         Regulatory Capital Requirements

We and our banking subsidiary are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices must be met. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Applicable regulations limit an organization’s capital distributions and certain discretionary bonus payments if the organization does not hold a “capital conservation buffer” consisting of 2.5% of Total Tier 1 and Common Equity Tier 1 ("CET1") capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

Quantitative measures established by regulation to ensure capital adequacy require us and our banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1, and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2020 and 2019, we and our banking subsidiary exceeded all capital adequacy requirements to which we were subject.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
As of December 15, 2020, the most recent assessment from FDIC, Northwest Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes. To be considered as “well capitalized,” the bank must maintain total risk-based, Tier 1 risk-based, CET 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s categories.

The actual, required, and well capitalized levels as of December 31, 2020 and 2019 were as follows:

	At December 31, 2020
	Actual		Minimum capital requirements (1)		Well capitalized requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,654,198	16.642%	$1,043,693	10.500%	$993,993	10.000%
Northwest Bank	1,478,310	14.887%	1,042,655	10.500%	993,004	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,406,321	14.148%	844,894	8.500%	795,195	8.000%
Northwest Bank	1,354,028	13.636%	844,054	8.500%	794,403	8.000%

CET 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,281,516	12.893%	695,795	7.000%	646,096	6.500%
Northwest Bank	1,354,028	13.636%	695,103	7.000%	645,453	6.500%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,406,321	10.145%	554,501	4.000%	693,126	5.000%
Northwest Bank	1,354,028	9.903%	546,905	4.000%	683,631	5.000%
(1) Amounts and ratios include the 2020 capital conservation buffer of 2.5% with the exception of Tier 1 capital to average assets. For further information related to the capital conservation buffer, see "Item 1. Business - Supervision and Regulation".

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
December 31, 2020, 2019 and 2018
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

(20)         Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of December 31, 2020, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

    During the year-ended December 31, 2018, Northwest and our subsidiary, Northwest Insurance Services (“NWIS”), were involved in a lawsuit against, among others, First National Bank of Pennsylvania (“FNB”) and their insurance subsidiary, First National Insurance Agency, LLC (“FNIA”). All counterclaims against Northwest were discontinued and, in December 2018, a verdict was rendered in favor of NWIS on several of its claims. Post-trial proceedings have continued throughout the current year and, due to the inherent uncertainties with respect to these proceedings, we have not accrued any awards associated with this verdict within our Consolidated Financial Statements as of December 31, 2020.

(21)       Components of Accumulated Other Comprehensive Income

The following table sets forth the components of accumulated other comprehensive loss as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Unrealized gain on marketable securities available-for-sale	$16,843	3,147
Defined benefit pension plans	(50,392)	(40,088)
Accumulated other comprehensive loss	$(33,549)	(36,941)

The following table shows the changes in accumulated other comprehensive loss by component for the year ended December 31, 2020:

	Unrealized gains and losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of January 1,	$3,147	—	(40,088)	(36,941)
Other comprehensive income/(loss) before reclassification adjustments (1), (2), (3)	13,711	(946)	(11,301)	1,464
Amounts reclassified from accumulated other comprehensive income (4), (5), (6)	(15)	946	997	1,928
Net other comprehensive income/(loss)	13,696	—	(10,304)	3,392
Balance as of December 31,	$16,843	—	(50,392)	(33,549)

(1)Consists of unrealized holding gains, net of tax of $5,607.
(2)Consists of unrealized holdings losses, net of tax $(209).
(3)Consists of unrealized holding losses, net of tax of $(4,169).
(4)Consists of realized gains, net of tax of $(6).
(5)Consists of realized losses interest rate swaps , net of tax of $209.
(6)Consists of realized gains, net of tax of $395.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table shows the changes in accumulated other comprehensive loss by component for the year ended December 31, 2019:

	Unrealized gains and losses on securities available-for-sale	Change in defined benefit pension plans	Total
Balance as of January 1,	$(6,832)	(32,864)	(39,696)
Other comprehensive income/(loss) before reclassification adjustments (1), (2)	9,984	(8,059)	1,925
Amounts reclassified from accumulated other comprehensive income (3), (4)	(5)	835	830
Net other comprehensive income/(loss)	9,979	(7,224)	2,755
Balance as of December 31,	$3,147	(40,088)	(36,941)
(1)Consists of unrealized holding gains, net of tax of $3,990.
(2)Consists of unrealized holding losses, net of tax of $(3,193).
(3)Consists of realized gains, net of tax of $(2).
(4)Consists of realized gains, net of tax of $334.

The following table shows the changes in accumulated other comprehensive loss by component for the year ended December 31, 2018:

	Unrealized gains and losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of January 1,	$(4,409)	(691)	(26,980)	(32,080)
Reclassification due to adoption of ASU No. 2018-02	(991)	(149)	(5,606)	(6,746)
Other comprehensive income/(loss) before reclassification adjustments (1), (2), (3)	(1,277)	840	(1,181)	(1,618)
Amounts reclassified from accumulated other comprehensive income (4), (5)	(155)	—	903	748
Net other comprehensive income/(loss)	(2,423)	691	(5,884)	(7,616)
Balance as of December 31,	$(6,832)	—	(32,864)	(39,696)
(1)Consists of unrealized holding losses, net of tax of $(513).
(2)Consists of unrealized holding losses, net of tax of $223.
(3)Consists of unrealized holding losses, net of tax of $(770).
(4)Consists of realized gains, net of tax of $(60).
(5)Consists of realized gains, net of tax of $746.

(22)                          Parent Company Only Financial Statements - Condensed

Statements of Financial Condition

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$172,142	150,926
Investment in bank subsidiary	1,585,429	1,314,724
Other assets	9,352	9,817
Total assets	$1,766,923	1,475,467

Liabilities and shareholders’ equity
Liabilities:
Debentures payable	$252,123	121,801
Other liabilities	1,889	381
Total liabilities	254,012	122,182
Shareholders’ equity	1,512,911	1,353,285
Total liabilities and shareholders’ equity	$1,766,923	1,475,467

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
Statements of Income

	Years ended December 31,
	2020	2019	2018
Income:
Interest income	$196	209	198
Other income	553	628	752
Dividends from bank subsidiary*	—	110,000	105,000
Undistributed earnings from equity investment in bank subsidiary	80,996	5,102	5,149
Total income	81,745	115,939	111,099
Expense:
Compensation and employee benefits	1,234	1,124	1,225
Other expenses	2,241	791	660
Interest expense	4,933	4,833	4,961
Total expense	8,408	6,748	6,846
Income before income taxes	73,337	109,191	104,253
Income tax benefit	(1,517)	(1,241)	(1,238)
Net income	$74,854	110,432	105,491
*The dividend paid by Northwest Bank to Northwest Bancshares, Inc. was subsequently paid in January 2021 in the amount of $73.0 million.

Statements of Cash Flows

	Years ended December 31,
	2020	2019	2018
Operating activities:
Net income	$74,854	110,432	105,491
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary	(80,996)	(5,102)	(5,149)
Gain on sale of marketable securities	—	(29)	(146)
Net change in other assets and liabilities	128,287	(43,453)	91,520
Net cash provided by operating activities	122,145	61,848	191,716

Investing activities:
Net purchase sale of marketable securities	—	—	(550)
Net cash used in investing activities	—	—	(550)

Financing activities:
Cash dividends paid on common stock	(93,132)	(76,173)	(69,921)
Repurchase of Northwest stock	(9,276)	—	—
Proceeds from stock options exercised	1,479	9,727	8,191
Net cash used in financing activities	(100,929)	(66,446)	(61,730)
Net increase/(decrease) in cash and cash equivalents	$21,216	(4,598)	129,436

Cash and cash equivalents at beginning of period	$150,926	155,524	26,088
Net increase/(decrease) in cash and cash equivalents	21,216	(4,598)	129,436
Cash and cash equivalents at end of period	$172,142	150,926	155,524

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
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

    (a)     Derivatives Designated as Hedging Instruments

    During March 2020, the Company entered into four separate pay-fixed interest rate swaps in order to synthetically convert short-term three month FHLB advances to fixed-rate term funding with an aggregate value of $100 million with maturities ranging from three to five years. Our risk management objective and strategy for these interest rate swaps was to reduce our exposure to variability in interest-related cash outflows attributable to changes in the USD-LIBOR swap rate, or its commercially accepted replacement, the designated benchmark interest rate being hedged.  Based upon our contemporaneous quantitative analysis at the inception of each interest rate swap, we determined these interest rate swaps qualified for hedge accounting in accordance with ASC 815, Derivatives and Hedging.

    The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the quarter of September 30, 2020, the Company discontinued these cash flow hedges and, as a result, reclassified a $1.3 million loss into earnings.

    (b)     Derivatives Not Designated as Hedging Instruments

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table presents information regarding our derivative financial instruments for the periods indicated:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At December 31, 2020
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$599,300	53,863	599,300	54,579
Interest rate lock commitments	171,357	6,465	—	—
Forward commitments	25,474	1,105	—	—
Risk participation agreements	—	—	77,532	86
Total derivatives	$796,131	61,433	676,832	54,665

At December 31, 2019
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$391,502	20,889	391,502	20,952
Interest rate lock commitments	24,373	559	—	—
Forward commitments	5,151	145	—	—
Risk participation agreements	—	—	41,164	39
Total derivatives	$421,026	21,593	432,666	20,991

    The following table indicates the gain or loss recognized in income on derivatives for the periods indicated:

	For the years ended December 31,
	2020	2019	2018
Non-hedging swap derivatives:
Decrease in other income	$(700)	(63)	(288)
Increase in mortgage banking income	6,867	—	—

Hedging interest rate derivatives:
Increase/(decrease) in interest expense	(35)	—	949

(24)                          Selected Quarterly Financial Data - Unaudited

	Quarters ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(In thousands, except per share data)
Interest income	$100,378	108,547	113,414	111,729
Interest expense	13,150	10,469	9,880	8,841
Net interest income	87,228	98,078	103,534	102,888
Provision for credit losses	27,637	51,750	6,818	(2,230)
Noninterest income	27,976	35,496	36,670	32,123
Noninterest expense	78,611	89,163	86,869	92,849
Income/(loss) before income taxes	8,956	(7,339)	46,517	44,392
Income tax expense/(benefit)	1,017	(1,139)	8,467	9,327
Net income/(loss)	$7,939	(6,200)	38,050	35,065
Basic earnings/(loss) per share	$0.08	(0.05)	0.30	0.28
Diluted earnings/(loss) per share	$0.07	(0.05)	0.30	0.28

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(All dollar amounts presented in tables are in thousands, except as indicated)

	Quarters ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(In thousands, except per share data)
Interest income	$100,289	106,807	106,866	103,418
Interest expense	12,307	14,204	15,930	14,473
Net interest income	87,982	92,603	90,936	88,945
Provision for credit losses	6,467	4,667	3,302	8,223
Noninterest income	21,662	23,363	26,169	28,213
Noninterest expense	71,424	77,512	70,596	76,571
Income before income taxes	31,753	33,787	43,207	32,364
Income tax expense	6,709	7,404	9,793	6,773
Net income	$25,044	26,383	33,414	25,591
Basic earnings per share	$0.24	0.25	0.32	0.24
Diluted earnings per share	$0.24	0.25	0.31	0.24

	Quarters ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(In thousands, except per share data)
Interest income	$89,533	92,875	95,605	97,768
Interest expense	7,766	8,649	9,788	10,937
Net interest income	81,767	84,226	85,817	86,831
Provision for credit losses	4,209	5,349	6,982	3,792
Noninterest income	21,788	24,109	22,557	23,248
Noninterest expenses	67,421	69,787	66,617	72,273
Income before income taxes	31,925	33,199	34,775	34,014
Income tax expense	6,940	6,900	7,035	7,547
Net income	$24,985	26,299	27,740	26,467
Basic earnings per share	$0.25	0.26	0.27	0.26
Diluted earnings per share	$0.24	0.25	0.27	0.26

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

Effective January 1, 2020, the Company adopted CECL. The Company designed new controls and modified existing controls as part of this adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions and expanded controls over loan level data. There were no changes made in our internal controls during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Management’s Report On Internal Control Over Financial Reporting - filed herewith under Part II, Item 8. “Financial Statements and Supplementary Data.”

ITEM 9B.                                       OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
    The “Proposal I-Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) is incorporated herein by reference.

Executive Officers
    The “Proposal I-Election of Directors-Executive Officers who are not Directors” section of the 2021 Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act
    The “Proposal I-Election of Directors-Delinquent Section 16(a) Reports” section of the 2021 Proxy Statement is incorporated herein by reference.

Code of Ethics
    The “Proposal I-Election of Directors-Code of Ethics” section of the 2021 Proxy Statement is incorporated herein by reference. A copy of the Code of Ethics is available to shareholders on the “Governance Documents” portion of the Investor Relations’ section on the Company’s website at www.northwest.com.

Corporate Governance
    Information regarding the audit committee and its composition and the audit committee’s financial expert required by this item is incorporated herein by reference to the section captioned “Proposal I-Election of Directors-Meetings and Committees of the Board of Directors-Audit Committee” section of the 2021 Proxy Statement.

ITEM 11.                                         EXECUTIVE COMPENSATION

The “Proposal I-Election of Directors-Meetings and Committees of the Board of Directors-Compensation Committee,” “-Compensation Committee Interlocks and Insider Participation,” “-Compensation Committee Report,” “-Compensation Discussion and Analysis,” “-Executive Compensation,” “-Employment Agreements,” “-Potential Payments to Named Executive Officers,” “-Defined Benefit Plans,” “-Supplemental Executive Retirement Plan,” “-Life Insurance Coverage” and “-Directors’ Compensation” sections of the Company’s 2021 Proxy Statement are incorporated herein by reference.

ITEM 12.                                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I-Election of Directors” section of the Company’s 2021 Proxy Statement is incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders.

Set forth below is certain information as of December 31, 2020 regarding equity compensation plans that have been approved by stockholders.

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

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Proposal I-Election of Directors-Board Independence” and “Proposal I-Election of Directors-Transactions with Certain Related Persons” sections of the Company’s 2021 Proxy Statement are incorporated  herein by reference.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The “Proposal II-Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Company’s 2021 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.                                         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)Management’s Report on Internal Control Over Financial Reporting
(B)Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
(C)Report of Independent Registered Public Accounting Firm
(D)Consolidated Statements of Financial Condition at December 31, 2020 and 2019
(E)Consolidated Statements of Income Years ended December 31, 2020, 2019 and 2018
(F)Consolidated Statements of Comprehensive Income Years ended December 31, 2020, 2019 and 2018
(G)Consolidated Statements of Changes in Shareholders’ Equity Years ended December 31, 2020, 2019 and 2018
(H)Consolidated Statements of Cash Flows Years ended December 31, 2020, 2019 and 2018
(I)Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Regulation S-K exhibit number	Document	Reference to prior filing or exhibit number attached hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Articles of Incorporation	(2)

3.2	Articles of Amendment to Articles of Incorporation	(2)

3.3	Amended and Restated Bylaws of Northwest Bancshares, Inc.	(2)

4.1	Form of Common Stock Certificate	(2)

4.2	Description of Registrant’s Securities	Filed herewith as Exhibit 4.2

9	Voting Trust Agreement	None

10.1	Amendment and Restatement of Deferred Compensation Plan for Outside Directors Of Northwest Savings Bank and Eligible Affiliates	(3)

10.2	Retirement Plan for Outside Directors of Northwest Savings Bank and Eligible Affiliates	(3)

10.3	Amended and Restated Northwest Savings Bank Nonqualified Supplemental Retirement Plan	(3)

10.4	Annual Performance Award Plan	(4)

10.5	Northwest Bancorp, Inc. 2008 Stock Option Plan	(5)

10.6	Amended and Restated Northwest Savings Bank and Affiliates Upper Managers Bonus Deferred Compensation Plan	(3)

10.7	Employment Agreement for Ronald J. Seiffert	(9)

10.8	Employment Agreement for William W. Harvey, Jr.	(6)

10.9	Employment Agreement for John J Golding	(8)

10.10	Employment Agreement for Mark T. Reitzes	Filed herewith as Exhibit 10.10

10.11	Employment Agreement for Louis J. Torchio	(8)

10.12	Northwest Bancshares, Inc. 2011 Equity Incentive Plan	(7)

10.13	Acknowledgment and Waiver William W. Harvey	(10)

10.14	Northwest Bancshares, Inc. 2018 Equity Incentive Plan	(11)

10.15	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan	(12)

10.16	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan	(12)

10.17	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan	(13)

11	Statement re: computation of per share earnings	None

12	Statement re: computation of ratios	Not required

16	Letter re: change in certifying accountant	None

18	Letter re: change in accounting principles	None

21	Subsidiaries of Registrant	Filed herewith as Exhibit 21

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of experts and counsel	Filed herewith as Exhibit 23

24	Power of Attorney	Not required

28	Information from reports furnished to State insurance regulatory authorities	None

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32

101	Interactive Data File (XBRL)	Filed herewith as Exhibit 101

(1)	Intentionally Omitted.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-161805), filed with the SEC on September 9, 2009.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-23817), filed with the SEC on March 4, 2009.
(4)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on September 16, 2020.
(5)	Incorporated by reference to the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on April 11, 2008.
(6)	Incorporated by reference to the Periodic Report on Form 8-K (File No. 001-34582), filed with the SEC on March 9, 2015.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on March 1, 2011.
(8)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on April 4, 2020.
(9)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on July 20, 2018.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on March 1, 2018.
(11)	Incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders (File no. 001-34582), filed with the SEC on March 7, 2018.
(12)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on July 2, 2020.
(13)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on May 14, 2018.

ITEM 16.                                         FORM 10-K SUMMARY

    Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCSHARES, INC.

Date: February 26, 2021	By:	/s/ Ronald J. Seiffert
Ronald J. Seiffert, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 26, 2021	By:	/s/ Ronald J. Seiffert
Ronald J. Seiffert, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2021	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr., Senior Executive Vice President
and Chief Financial Officer (Principal Financial Officer)

Date: February 26, 2021	By:	/s/ Jeffrey R. White
Jeffrey R. White, Senior Vice President and Controller
(Principal Accounting Officer)

Date: February 26, 2021	By:	/s/ Robert M. Campana
Robert M. Campana, Director

Date: February 26, 2021	By:	/s/ Deborah J. Chadsey
Deborah J. Chadsey, Director

Date: February 26, 2021	By:	/s/ Wilbur R. Davis
Wilbur R. Davis, Director

Date: February 26, 2021	By:	/s/ Timothy B. Fannin
Timothy B. Fannin, Director

Date: February 26, 2021	By:	/s/ Timothy M. Hunter
Timothy M. Hunter, Director

Date: February 26, 2021	By:	/s/ John P. Meegan
John P. Meegan, Director

Date: February 26, 2021	By:	/s/ William F. McKnight
William F. McKnight, Director

Date: February 26, 2021	By:	/s/ Mark A. Paup
Mark A. Paup, Director

Date: February 26, 2021	By:	/s/ Sonia M. Probst
Sonia M. Probst, Director

Date: February 26, 2021	By:	/s/ David M. Tullio
David M. Tullio, Director