Form 10-Q
period 2021-03-31
Northwest Bancshares, Inc.
filed 2021-05-06
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
 OR
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
Common Stock ($0.01 par value), 127,252,913 shares outstanding as of April 30, 2021.

NORTHWEST BANCSHARES, INC.

Item 1.        FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$979,290	736,277
Marketable securities available-for-sale (amortized cost of $1,430,352 and $1,375,685, respectively)	1,430,131	1,398,941
Marketable securities held-to-maturity (fair value of $593,232 and $179,666, respectively)	604,284	178,887
Total cash and cash equivalents and marketable securities	3,013,705	2,314,105

Loans held-for-sale	46,270	58,786
Loans held for investment	10,321,770	10,522,063
Allowance for credit losses	(123,997)	(134,427)
Loans receivable, net	10,244,043	10,446,422

FHLB stock, at cost	21,861	21,748
Accrued interest receivable	28,732	35,554
Real estate owned, net	1,738	2,232
Premises and equipment, net	158,784	161,538
Bank-owned life insurance	252,599	253,951
Goodwill	382,356	382,279
Other intangible assets, net	18,342	19,936
Other assets	148,196	168,503
Total assets	$14,270,356	13,806,268

Liabilities and shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$3,000,019	2,716,224
Interest-bearing demand deposits	2,826,461	2,755,950
Money market deposit accounts	2,521,881	2,437,539
Savings deposits	2,229,214	2,047,424
Time deposits	1,535,519	1,642,096
Total deposits	12,113,094	11,599,233

Borrowed funds	253,617	283,044
Junior subordinated debentures	128,859	128,794
Advances by borrowers for taxes and insurance	44,024	45,230
Accrued interest payable	659	2,054
Other liabilities	189,109	209,210
Total liabilities	12,729,362	12,267,565

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 127,222,648 and 127,019,452 shares issued and outstanding, respectively	1,272	1,270
Additional paid-in capital	1,018,822	1,015,502
Retained earnings	571,612	555,480
Accumulated other comprehensive loss	(50,712)	(33,549)
Total shareholders’ equity	1,540,994	1,538,703
Total liabilities and shareholders’ equity	$14,270,356	13,806,268
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except share data)

	Quarter ended March 31,
	2021	2020
Interest income:
Loans receivable	$102,318	94,973
Mortgage-backed securities	4,200	4,175
Taxable investment securities	634	648
Tax-free investment securities	575	185
FHLB stock dividends	116	262
Interest-earning deposits	183	135
Total interest income	108,026	100,378
Interest expense:
Deposits	5,514	11,403
Borrowed funds	2,054	1,747
Total interest expense	7,568	13,150
Net interest income	100,458	87,228
Provision for credit losses	(5,620)	27,637
Net interest income after provision for credit losses	106,078	59,591
Noninterest income:
Gain/(loss) on sale of investments	(21)	181
Gain on sale of loans	—	1,302
Service charges and fees	12,394	15,116
Trust and other financial services income	6,484	5,001
Insurance commission income	2,546	2,372
Loss on real estate owned, net	(42)	(91)
Income from bank-owned life insurance	1,736	1,036
Mortgage banking income	6,020	1,194
Other operating income	2,836	1,865
Total noninterest income	31,953	27,976
Noninterest expense:
Compensation and employee benefits	47,239	42,746
Premises and occupancy costs	8,814	7,471
Office operations	3,165	3,382
Collections expense	616	474
Processing expenses	13,456	11,142
Marketing expenses	1,980	1,507
Federal deposit insurance premiums	1,307	—
Professional services	4,582	2,812
Amortization of intangible assets	1,594	1,651
Real estate owned expense	75	95
Merger/asset disposition expense	9	2,458
Other expenses	3,354	4,873
Total noninterest expense	86,191	78,611
Income before income taxes	51,840	8,956
Federal and state income taxes expense	11,603	1,017
Net income	$40,237	7,939
Basic earnings per share	$0.32	0.08
Diluted earnings per share	$0.32	0.07
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended March 31,
	2021	2020
Net income	$40,237	7,939
Other comprehensive income net of tax:
Net unrealized holding gains/(losses) on marketable securities:
Unrealized holding gains/(losses), net of tax of $5,981 and $(3,277), respectively	(17,421)	8,157
Reclassification adjustment for (gains)/losses included in net income, net of tax of $22 and $(14), respectively	(75)	37
Net unrealized holding gains/(losses) on marketable securities	(17,496)	8,194

Change in fair value of interest rate swaps, net of tax of $0 and $162, respectively	—	(409)

Defined benefit plan:
Actuarial reclassification adjustments for prior period service costs and actuarial losses included in net income, net of tax of $(129) and $(99), respectively	333	249

Other comprehensive income/(loss)	(17,163)	8,034

Total comprehensive income	$23,074	15,973
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Quarter ended March 31, 2021	Shares	Amount
Beginning balance at December 31, 2020	127,019,452	$1,270	1,015,502	555,480	(33,549)	1,538,703

Comprehensive income:
Net income	—	—	—	40,237	—	40,237

Other comprehensive loss, net of tax of $5,874	—	—	—	—	(17,163)	(17,163)

Total comprehensive income/(loss)	—	—	—	40,237	(17,163)	23,074

Exercise of stock options	567,429	6	6,921	—	—	6,927

Stock-based compensation expense	1,930	—	961	—	—	961

Share repurchases	(353,552)	(4)	(4,562)	—	—	(4,566)

Stock-based compensation forfeited	(12,611)	—	—	—	—	—

Dividends paid ($0.19 per share)	—	—	—	(24,105)	—	(24,105)

Ending balance at March 31, 2021	127,222,648	$1,272	1,018,822	571,612	(50,712)	1,540,994

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Quarter ended March 31, 2020	Shares	Amount
Beginning balance at December 31, 2019	106,859,088	$1,069	805,750	583,407	(36,941)	1,353,285

Comprehensive income:
Net income	—	—	—	7,939	—	7,939

Other comprehensive income, net of tax of $(3,228)	—	—	—	—	8,034	8,034

Total comprehensive income	—	—	—	7,939	8,034	15,973

Adoption of ASU No. 2016-13	—	—	—	(9,649)	—	(9,649)

Exercise of stock options	87,305	—	1,005	—	—	1,005

Stock-based compensation expense	—	—	1,495	—	—	1,495

Stock-based compensation forfeited	(12,910)	—	—	—	—	—

Dividends paid ($0.19 per share)	—	—	—	(20,317)	—	(20,317)

Ending balance at March 31, 2020	106,933,483	$1,069	808,250	561,380	(28,907)	1,341,792
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Quarter ended March 31,
	2021	2020
Operating activities:
Net income	$40,237	7,939
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(5,620)	27,637
Net gain on sale of assets	(262)	(804)
Mortgage banking activity	(8,429)	(1,114)
Net depreciation, amortization and accretion	6,514	1,413
(Increase)/decrease in other assets	33,746	(38,950)
Increase/(decrease) in other liabilities	(21,034)	49,956
Net amortization on marketable securities	2,154	233
Noncash compensation expense related to stock benefit plans	961	1,495
Noncash write-down of real estate owned	123	100
Origination of loans held-for-sale	(240,765)	(29,912)
Proceeds from sale of loans held-for-sale	260,394	32,309
Net cash provided by operating activities	68,019	50,302

Investing activities:
Purchase of marketable securities held-to-maturity	(428,861)	—
Purchase of marketable securities available-for-sale	(220,666)	(20,610)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	3,374	825
Proceeds from maturities and principal reductions of marketable securities available-for-sale	128,556	86,354
Proceeds from sale of marketable securities available-for-sale	35,357	—
Proceeds from bank-owned life insurance	1,750	—
Loan originations	(975,141)	(866,950)
Proceeds from loan maturities and principal reductions	1,169,026	787,243
Proceeds from sale of loans held for investment	—	50,791
Net proceeds/(redemptions) of FHLB stock	(113)	1,609
Proceeds from sale of real estate owned	479	168
Proceeds from sale of real estate owned for investment, net	76	152
Purchase of premises and equipment	(285)	(3,553)
Net cash provided by/(used) in investing activities	(286,448)	36,029

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
(in thousands)

	Quarter ended March 31,
	2021	2020
Financing activities:
Net increase in deposits	$513,861	200,728
Repayments of long-term borrowings	(20,000)	—
Net decrease in short-term borrowings	(9,469)	(54,737)
Increase/(decrease) in advances by borrowers for taxes and insurance	(1,206)	2,598
Cash dividends paid on common stock	(24,105)	(20,317)
Purchase of common stock for retirement	(4,566)	—
Proceeds from stock options exercised	6,927	1,005
Net cash provided by financing activities	461,442	129,277
Net increase in cash and cash equivalents	$243,013	215,608

Cash and cash equivalents at beginning of period	$736,277	60,846
Net increase in cash and cash equivalents	243,013	215,608
Cash and cash equivalents at end of period	$979,290	276,454

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $5,543 and $9,907, respectively)	$8,963	13,458
Income taxes	—	556

Non-cash activities:
Loan foreclosures and repossessions	$1,197	1,351
Sale of real estate owned financed by the Company	54	—
See accompanying notes to unaudited Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)    Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company” or “NWBI”), a Maryland corporation headquartered in Warren, Pennsylvania, is a bank holding company regulated by the Board of Governors of the Federal Reserve System ("FRB"). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Bank, a Pennsylvania-chartered savings bank (“Northwest”).  Northwest is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Pennsylvania Department of Banking. Northwest operates 170 community-banking offices throughout Pennsylvania, Western New York, Eastern Ohio, and Indiana.

The accompanying unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Capital Group, Inc., Allegheny Services, Inc., Great Northwest Corporation, The Bert Company (doing business as Northwest Insurance Services) and MutualFirst Investment Company, Inc. The unaudited Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information or footnotes required for complete annual financial statements.  In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included.  The Consolidated Financial Statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 updated, as required, for any new pronouncements or changes.

    Certain items previously reported have been reclassified to conform to the current year's reporting format.

    The results of operations for the quarter ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other period.

Stock-Based Compensation

    Stock-based compensation expense of $961,000 and $1.5 million for the quarters ended March 31, 2021 and 2020, respectively, was recognized in compensation expense relating to our stock benefit plans. At March 31, 2021, there was compensation expense of $1.8 million to be recognized for awarded but unvested stock options and $8.6 million for unvested restricted common shares.

 Income Taxes-Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. At March 31, 2021, we had $336,000 of liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in other expenses and (2) refund claims in other operating income.  We recognize penalties (if any) in other expenses. We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2020, 2019, 2018, and 2017.

Recently Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board ("FASB") issued the accounting standard update ("ASU") 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) - Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.” This guidance removes and adds disclosure requirements for defined benefit pension or other post-retirement plans. On January 1, 2021, the Company adopted ASU 2018-14 on a retrospective basis for disclosures impacted. The adoption of this standard did not have a material effect on our results of operations or financial position. Refer to Note 8, "Pension and Other Post-Retirement Benefits".

    In December 2019, the FASB issued ASU 2019-12, "Income Taxes - Simplifying the Accounting for Income Taxes." This guidance simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. On January 1, 2021, the Company adopted ASU 2019-12 on a prospective basis. The adoption of this standard did not have a material effect on our results of operations or financial position.

(2)    Marketable Securities

The following table shows the portfolio of marketable securities available-for-sale at March 31, 2021 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S government and agencies:
Due after ten years	$40,142	—	(1,318)	38,824

Debt issued by government sponsored enterprises:
Due in less than one year	25,211	93	—	25,304
Due in five years through ten years	68,802	91	(2,253)	66,640

Municipal securities:
Due in less than one year	4,130	8	—	4,138
Due in one year through five years	2,627	55	—	2,682
Due in five years through ten years	22,040	464	(139)	22,365
Due after ten years	69,493	2,275	(2)	71,766

Residential mortgage-backed securities:
Fixed rate pass-through	324,804	3,571	(3,104)	325,271
Variable rate pass-through	13,970	433	(18)	14,385
Fixed rate agency CMOs	811,591	7,403	(8,264)	810,730
Variable rate agency CMOs	47,542	571	(87)	48,026
Total residential mortgage-backed securities	1,197,907	11,978	(11,473)	1,198,412
Total marketable securities available-for-sale	$1,430,352	14,964	(15,185)	1,430,131

The following table shows the portfolio of marketable securities available-for-sale at December 31, 2020 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after ten years	$40,761	211	(55)	40,917

Debt issued by government sponsored enterprises:
Due in less than one year	24,976	159	—	25,135
Due in one year through five years	238	3	—	241
Due in five years through ten years	68,973	238	(80)	69,131

Municipal securities:
Due in less than one year	4,008	14	—	4,022
Due in one year through five years	2,803	63	(2)	2,864
Due in five years through ten years	16,045	429	(5)	16,469
Due after ten years	89,778	3,752	(72)	93,458

Residential mortgage-backed securities:
Fixed rate pass-through	339,406	7,125	(86)	346,445
Variable rate pass-through	14,778	431	(20)	15,189
Fixed rate agency CMOs	723,586	11,758	(1,093)	734,251
Variable rate agency CMOs	50,333	519	(33)	50,819
Total residential mortgage-backed securities	1,128,103	19,833	(1,232)	1,146,704
Total marketable securities available-for-sale	$1,375,685	24,702	(1,446)	1,398,941

The following table shows the portfolio of marketable securities held-to-maturity at March 31, 2021 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government sponsored enterprises:
Due in one year through five years	$16,900	—	(83)	16,817
Due in five years through ten years	107,971	—	(5,135)	102,836

Residential mortgage-backed securities:
Fixed rate pass-through	188,378	131	(2,320)	186,189
Variable rate pass-through	824	30	—	854
Fixed rate agency CMOs	289,608	628	(4,321)	285,915
Variable rate agency CMOs	603	18	—	621
Total residential mortgage-backed securities	479,413	807	(6,641)	473,579
Total marketable securities held-to-maturity	$604,284	807	(11,859)	593,232

The following table shows the portfolio of marketable securities held-to-maturity at December 31, 2020 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government sponsored enterprises:
Due in five years through ten years	$67,990	12	(123)	67,879

Residential mortgage-backed securities:
Fixed rate pass-through	1,723	131	—	1,854
Variable rate pass-through	919	30	—	949
Fixed rate agency CMOs	107,651	716	(2)	108,365
Variable rate agency CMOs	604	15	—	619
Total residential mortgage-backed securities	110,897	892	(2)	111,787
Total marketable securities held-to-maturity	$178,887	904	(125)	179,666

The following table shows the contractual maturity of our residential mortgage-backed securities available-for-sale at March 31, 2021 (in thousands):

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due in less than one year	$5,169	5,183
Due in one year through five years	20,613	20,942
Due after five years through ten years	94,567	95,753
Due after ten years	1,077,558	1,076,534
Total residential mortgage-backed securities	$1,197,907	1,198,412

The following table shows the contractual maturity of our residential mortgage-backed securities held-to-maturity at March 31, 2021 (in thousands):

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due in less than one year	$1	1
Due in one year through five years	1,060	1,130
Due after five years through ten years	40,547	38,780
Due after ten years	437,805	433,668
Total residential mortgage-backed securities	$479,413	473,579

The following table shows the fair value of and gross unrealized losses on marketable securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2021 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$222,278	(8,716)	1,758	(73)	224,036	(8,789)
Municipal securities	3,573	(141)	122	—	3,695	(141)
Residential mortgage-backed securities - agency	1,007,574	(18,064)	10,589	(50)	1,018,163	(18,114)
Total	$1,233,425	(26,921)	12,469	(123)	1,245,894	(27,044)

The following table shows the fair value of and gross unrealized losses on marketable securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2020 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$67,809	(179)	1,923	(80)	69,732	(259)
Municipal securities	4,257	(79)	—	—	4,257	(79)
Residential mortgage-backed securities - agency	300,767	(1,202)	5,533	(31)	306,300	(1,233)
Total	$372,833	(1,460)	7,456	(111)	380,289	(1,571)

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of March 31, 2021, which were comprised of 192 individual securities, represents a credit loss impairment. All of these securities were issued by U.S. government agencies or U.S. government-sponsored agencies. There securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. The Company does not have the intent to sell these investment securities and it is likely that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company's held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored agencies. There securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2021.

The following table presents the credit quality of our held-to-maturity securities, based on the latest information available as of March 31, 2021. The credit ratings are sourced from nationally recognized rating agencies, which include Moody's and S&P, or when credit ratings cannot be sourced from the agencies, they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of March 31, 2021.

	AA+	Total
Held-to-maturity securities:
Debt issued by government sponsored enterprises	$124,871	124,871
Residential mortgage-backed securities	479,413	479,413
Total marketable securities held-to-maturity	$604,284	604,284

(3)    Loans Receivable

    The following table shows a summary of our loans receivable at amortized cost basis at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021			December 31, 2020
	Originated	Acquired	Total	Originated	Acquired	Total
Personal Banking:
Residential mortgage loans (1)	$2,693,075	278,603	2,971,678	2,753,593	314,528	3,068,121
Home equity loans	1,138,718	268,806	1,407,524	1,175,703	292,033	1,467,736
Vehicle loans	1,063,255	141,598	1,204,853	995,040	157,633	1,152,673
Consumer loans	288,146	61,356	349,502	288,066	67,254	355,320
Total Personal Banking	5,183,194	750,363	5,933,557	5,212,402	831,448	6,043,850

Commercial Banking:
Commercial real estate loans	2,242,151	583,846	2,825,997	2,223,108	624,873	2,847,981
Commercial real estate loans - owner occupied	326,416	137,023	463,439	344,016	153,892	497,908
Commercial loans	1,011,722	133,325	1,145,047	1,019,482	171,628	1,191,110
Total Commercial Banking	3,580,289	854,194	4,434,483	3,586,606	950,393	4,536,999
Total loans receivable, gross	8,763,483	1,604,557	10,368,040	8,799,008	1,781,841	10,580,849

Allowance for credit losses	(95,572)	(28,425)	(123,997)	(102,874)	(31,553)	(134,427)
Total loans receivable, net (2)	$8,667,911	1,576,132	10,244,043	8,696,134	1,750,288	10,446,422
(1)     Includes fair value of $46.3 million and $58.8 million of loans held-for-sale at March 31, 2021 and December 31, 2020, respectively.
(2)    Includes $40.6 million and $40.9 million of net unearned income, unamortized premiums and discounts and deferred fees and costs at March 31, 2021 and December 31, 2020, respectively.

    The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended March 31, 2021 (in thousands):

	Balance as of March 31, 2021	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2020
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$5,861	(592)	(855)	42	7,266
Home equity loans	5,241	(652)	(228)	129	5,992
Vehicle loans	14,888	773	(1,307)	597	14,825
Consumer loans	2,563	651	(1,296)	337	2,871
Total Personal Banking	28,553	180	(3,686)	1,105	30,954

Commercial Banking:
Commercial real estate loans	70,206	(4,831)	(4,626)	282	79,381
Commercial real estate loans - owner occupied	6,753	(3,766)	—	1	10,518
Commercial loans	18,485	2,797	(54)	2,168	13,574
Total Commercial Banking	95,444	(5,800)	(4,680)	2,451	103,473
Total	$123,997	(5,620)	(8,366)	3,556	134,427

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$2	—	—	—	2
Home equity loans	34	(1)	—	—	35
Total Personal Banking	36	(1)	—	—	37

Commercial Banking:
Commercial real estate loans	2,115	(1,334)	—	—	3,449
Commercial real estate loans - owner occupied	388	62	—	—	326
Commercial loans	2,080	(471)	—	—	2,551
Total Commercial Banking	4,583	(1,743)	—	—	6,326
Total off-balance sheet exposure	$4,619	(1,744)	—	—	6,363

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended March 31, 2020, and includes the cumulative effect of adopting ASU 2016-13 (in thousands):

	Balance as of March 31, 2020	Current period provision	Charge-offs	Recoveries	Cumulative effect of ASU 2016-13*	Balance as of December 31, 2019
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$10,673	894	(343)	107	7,441	2,574
Home equity loans	9,786	895	(289)	205	5,786	3,189
Vehicle loans	11,994	5,359	(1,843)	344	842	7,292
Consumer loans	5,166	3,518	(1,645)	416	(2,424)	5,301
Total Personal Banking	37,619	10,666	(4,120)	1,072	11,645	18,356

Commercial Banking:
Commercial real estate loans	29,380	11,269	(310)	290	2,288	15,843
Commercial real estate loans - owner occupied	8,374	1,365	(21)	7	1,278	5,745
Commercial loans	17,524	4,337	(815)	424	(4,419)	17,997
Total Commercial Banking	55,278	16,971	(1,146)	721	(853)	39,585
Total	92,897	27,637	(5,266)	1,793	10,792	57,941

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Home equity loans	34	4	—	—	(293)	323
Consumer loans	—	—	—	—	(402)	402
Total Personal Banking	34	4	—	—	(695)	725

Commercial Banking:
Commercial real estate loans	3,294	1,283	—	—	1,934	77
Commercial real estate loans - owner occupied	95	4	—	—	88	3
Commercial loans	1,281	189	—	—	923	169
Total Commercial Banking	4,670	1,476	—	—	2,945	249
Total off-balance sheet exposure	$4,704	1,480	—	—	2,250	974
* Includes the impact of the initial allowance on PCD loans of $517,000.

During the quarter ended March 31, 2021, there were no loans sold that were classified as held for investment. During the quarter ended March 31, 2020, we sold $50 million of loans that were classified as held for- investment, for a gain of $1.3 million, which is reported in gain on sale of loans on the Consolidated Statements of Income.

    The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at March 31, 2021 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans (1)	Loans 90 days past due and accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,971,678	5,861	11,571	—	8,285	516	—
Home equity loans	1,407,524	5,241	8,069	—	2,003	369	26
Vehicle loans	1,204,853	14,888	3,976	—	—	—	—
Consumer loans	349,502	2,563	777	197	1	—	—
Total Personal Banking	5,933,557	28,553	24,393	197	10,289	885	26

Commercial Banking:
Commercial real estate loans	2,825,997	70,206	175,136	—	15,318	1,097	473
Commercial real estate loans - owner occupied	463,439	6,753	3,747	—	688	113	—
Commercial loans	1,145,047	18,485	20,678	—	1,215	249	700
Total Commercial Banking	4,434,483	95,444	199,561	—	17,221	1,459	1,173

Total	$10,368,040	123,997	223,954	197	27,510	2,344	1,199
(1)Includes $7.4 million of nonaccrual TDRs.

    The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2020, (in thousands):

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

We present the amortized cost of our loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the quarter ended March 31, 2021 (in thousands):

	Nonaccrual loans at January 1, 2021	Nonaccrual loans at March 31, 2021 with an allowance	Nonaccrual loans with no allowance	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$15,924	11,571	—	—
Home equity loans	9,123	8,069	—	—
Vehicle loans	5,533	3,976	—	—
Consumer loans	1,031	672	105	197
Total Personal Banking	31,611	24,288	105	197

Commercial Banking:
Commercial real estate loans	44,092	159,915	15,221	—
Commercial real estate loans - owner occupied	3,642	3,747	—	—
Commercial loans	23,487	16,503	4,175	—
Total Commercial Banking	71,221	180,165	19,396	—

Total	$102,832	204,453	19,501	197

During the quarter ended March 31, 2021, we recognized $279,000 of interest income on nonaccrual and troubled debt restructuring loans.

The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the year ended December 31, 2020 (in thousands):

	Nonaccrual loans at January 1, 2020	Nonaccrual loans at December 31, 2020 with an allowance	Nonaccrual loans with no allowance	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$14,476	15,923	—	—
Home equity loans	6,745	8,872	252	—
Vehicle loans	3,147	5,377	156	1
Consumer loans	1,079	1,030	1	584
Total Personal Banking	25,447	31,202	409	585

Commercial Banking:
Commercial real estate loans	18,832	27,079	17,013	—
Commercial real estate loans - owner occupied	16,032	3,642	—	—
Commercial loans	8,559	18,069	5,418	—
Total Commercial Banking	43,423	48,790	22,431	—

Total	$68,870	79,992	22,840	585

During the year ended December 31, 2020, we recognized $842,000 of interest income on nonaccrual and troubled debt restructuring loans.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2021 (in thousands):

	Real estate	Equipment	Other	Total
Personal Banking:
Residential mortgage loans	$588	—	—	588
Home equity loans	99	—	—	99
Total Personal Banking	687	—	—	687

Commercial Banking:
Commercial real estate loans	157,335	1,925	6,451	165,711
Commercial loans	3,255	190	10,948	14,393
Total Commercial Banking	160,590	2,115	17,399	180,104

Total	$161,277	2,115	17,399	180,791

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2020 (in thousands):

	Real estate	Equipment	Other	Total
Personal Banking:
Residential mortgage loans	$1,269	—	—	1,269
Home equity loans	99	—	—	99
Total Personal Banking	1,368	—	—	1,368

Commercial Banking:
Commercial real estate loans	79,392	1,997	1,703	83,092
Commercial loans	3,313	197	11,069	14,579
Total Commercial Banking	82,705	2,194	12,772	97,671

Total	$84,073	2,194	12,772	99,039

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

In March 2020 and August 2020, joint statements were issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, six months is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented. The guidance also provides that these modified loans generally will not be classified as nonaccrual during the term of the modification. For borrowers who are 30 days or more past due when enrolling in a loan modification program related to the COVID-19 pandemic, we evaluate the loan modifications under our existing TDR framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR and will generally not accrue interest. This TDR relief under the CARES Act was extended by the Consolidated Appropriations Act, 2021 ("CAA"), signed into law on December 27, 2020. Under the CAA, such relief will continue until the earlier of 60 days after the date the COVID-19 national emergency comes to an end or January 1, 2022. Certain loan modifications made during the year were done in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. Accordingly, these loans and leases were not categorized as troubled debt restructurings.

The following table provides a roll forward of troubled debt restructurings for the periods indicated (dollars in thousands):

	For the quarter ended March 31,
	2021		2020
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	170	$32,135	176	$31,999
New TDRs	—	—	2	2,518
Re-modified TDRs	4	922	2	2,076
Net paydowns	—	(2,488)	—	(2,841)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	—	—	1	(10)
Vehicle loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Commercial real estate loans - owner occupied	—	—	—	—
Commercial loans	—	—	—	—
Paid-off loans:
Residential mortgage loans	—	—	2	(330)
Home equity loans	—	—	—	—
Vehicle loans	—	—	—	—
Commercial real estate loans	3	(2,384)	1	(26)
Commercial real estate loans - owner occupied	1	(47)	—	—
Commercial loans	2	(628)	3	(34)
Ending TDR balance:	164	$27,510	171	$33,352
Accruing TDRs		$20,120		$15,977
Nonaccrual TDRs		7,390		17,375

    The following table provides information related to TDRs (including re-modified TDRs) by portfolio segment and by class of financing receivable during the quarter ended March 31, 2021 (in thousands):

	For the quarter ended March 31, 2021
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Personal Banking:
Residential mortgage loans	1	$121	117	10
Home equity loans	1	3	2	—
Vehicle loans	—	—	—	—
Consumer loans	—	—	—	—
Total Personal Banking	2	124	119	10

Commercial Banking:
Commercial real estate loans	2	812	803	130
Commercial real estate loans - owner occupied	—	—	—	—
Commercial loans	—	—	—	—
Total Commercial Banking	2	812	803	130

Total	4	$936	922	140

The following table provides information related to TDRs (including re-modified TDRs) by portfolio segment and by class of financing receivable during the quarter ended March 31, 2020 (in thousands):

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

The following table provides information as of March 31, 2021 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended March 31, 2021 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$117	—	—	—	117
Home equity loans	1	—	—	2	—	2
Vehicle loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	2	117	—	2	—	119

Commercial Banking:
Commercial real estate loans	2	—	—	729	74	803
Commercial real estate loans - owner occupied	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Total Commercial Banking	2	—	—	729	74	803

Total	4	$117	—	731	74	922

The following table provides information as of March 31, 2020 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended March 31, 2020 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	1	—	—	18	—	18
Vehicle loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	1	—	—	18	—	18

Commercial Banking:
Commercial real estate loans	—	—	—	—	—	—
Commercial real estate loans - owner occupied	2	—	—	2,076	—	2,076
Commercial loans	1	—	—	—	2,500	2,500
Total Commercial Banking	3	—	—	2,076	2,500	4,576

Total	4	$—	—	2,094	2,500	4,594

No TDRs modified within the previous twelve months of March 31, 2021 or March 31, 2020 subsequently defaulted.

The following table provides information related to the amortized cost basis of loan payment delinquencies at March 31, 2021 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 Days or greater delinquent and accruing (1)
Personal Banking:
Residential mortgage loans	$22,236	2,062	9,333	33,631	2,938,047	2,971,678	—
Home equity loans	3,334	953	7,044	11,331	1,396,193	1,407,524	—
Vehicle loans	4,669	1,466	2,970	9,105	1,195,748	1,204,853	—
Consumer loans	1,063	402	852	2,317	347,185	349,502	197
Total Personal Banking	31,302	4,883	20,199	56,384	5,877,173	5,933,557	197

Commercial Banking:
Commercial real estate loans	7,526	6,578	27,877	41,981	2,784,016	2,825,997	—
Commercial real estate loans - owner occupied	4,714	1,031	1,860	7,605	455,834	463,439	—
Commercial loans	3,032	8,979	4,860	16,871	1,128,176	1,145,047	—
Total Commercial Banking	15,272	16,588	34,597	66,457	4,368,026	4,434,483	—
Total loans	$46,574	21,471	54,796	122,841	10,245,199	10,368,040	197

The following table provides information related to loan payment delinquencies at December 31, 2020 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing (1)
Personal Banking:
Residential mortgage loans	$28,797	5,083	14,489	48,369	3,019,752	3,068,121	—
Home equity loans	4,763	1,656	8,441	14,860	1,452,876	1,467,736	—
Vehicle loans	7,707	1,776	4,599	14,082	1,138,592	1,152,674	1
Consumer loans	2,867	966	1,459	5,292	350,027	355,319	584
Total Personal Banking	44,134	9,481	28,988	82,603	5,961,247	6,043,850	585

Commercial Banking:
Commercial real estate loans	6,692	1,615	23,307	31,614	2,816,366	2,847,980	—
Commercial real estate loans - owner occupied	4,231	—	1,980	6,211	491,698	497,909	—
Commercial loans	6,405	864	7,325	14,594	1,176,516	1,191,110	—
Total Commercial Banking	17,328	2,479	32,612	52,419	4,484,580	4,536,999	—
Total originated loans	$61,462	11,960	61,600	135,022	10,445,827	10,580,849	585
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

Substandard — Loans classified as substandard are homogeneous loans that are greater than 90 days past due from the required payment date at month-end, loans classified as TDRs, PCD loans, or homogenous retail loans that are greater than 180 days past due from the required payment date at month-end that has been written down to the value of underlying collateral, less costs to sell.

Doubtful — Loans classified as doubtful are homogeneous loans that are greater than 180 days past due from the required payment date at month-end and not written down to the value of underlying collateral. These loans are generally charged-off in the month in which the 180 day period elapses.

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator for each portfolio segment as of March 31, 2021 (in thousands):

	YTD March 31, 2021	2020	2019	2018	2017	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$134,720	643,244	370,299	204,157	223,251	1,374,432	—	—	2,950,103
Substandard	—	88	—	1,113	1,232	19,142	—	—	21,575
Total residential mortgage loans	134,720	643,332	370,299	205,270	224,483	1,393,574	—	—	2,971,678
Home equity loans
Pass	32,737	259,169	177,981	86,119	79,633	276,030	443,607	41,481	1,396,757
Substandard	—	—	360	297	479	5,648	2,435	1,548	10,767
Total home equity loans	32,737	259,169	178,341	86,416	80,112	281,678	446,042	43,029	1,407,524
Vehicle loans
Pass	177,560	413,746	311,993	190,015	59,197	47,027	—	—	1,199,538
Substandard	—	541	1,739	1,351	793	891	—	—	5,315
Total vehicle loans	177,560	414,287	313,732	191,366	59,990	47,918	—	—	1,204,853
Consumer loans
Pass	31,080	116,764	73,190	30,897	15,021	17,456	61,529	2,027	347,964
Substandard	1	179	243	107	68	643	244	53	1,538
Total consumer loans	31,081	116,943	73,433	31,004	15,089	18,099	61,773	2,080	349,502
Total Personal Banking	376,098	1,433,731	935,805	514,056	379,674	1,741,269	507,815	45,109	5,933,557
Business Banking:
Commercial real estate loans
Pass	57,139	441,573	465,578	306,635	253,157	839,616	34,516	9,070	2,407,284
Special Mention	—	331	18,003	12,862	39,582	24,896	328	728	96,730
Substandard	—	33,707	22,108	63,575	39,069	155,940	2,883	4,701	321,983
Total commercial real estate loans	57,139	475,611	505,689	383,072	331,808	1,020,452	37,727	14,499	2,825,997
Commercial real estate loans - owner occupied
Pass	6,883	29,494	59,292	83,443	67,713	134,215	3,971	8,787	393,798
Special Mention	—	—	4,277	4,467	4,944	9,076	851	—	23,615
Substandard	—	—	6,648	1,566	11,025	25,791	762	234	46,026
Total commercial real estate loans - owner occupied	6,883	29,494	70,217	89,476	83,682	169,082	5,584	9,021	463,439
Commercial loans
Pass	216,409	316,410	98,014	45,486	45,621	109,288	220,954	9,702	1,061,884
Special Mention	200	5,610	2,572	2,125	2,803	172	8,223	918	22,623
Substandard	—	6,291	5,414	6,180	3,353	4,909	21,031	13,362	60,540
Total commercial loans	216,609	328,311	106,000	53,791	51,777	114,369	250,208	23,982	1,145,047
Total Business Banking	280,631	833,416	681,906	526,339	467,267	1,303,903	293,519	47,502	4,434,483

Total loans	$656,729	2,267,147	1,617,711	1,040,395	846,941	3,045,172	801,334	92,611	10,368,040
    For the quarter ended March 31, 2021, $6.1 million of revolving loans were converted to term loans.

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator for each portfolio segment as of December 31, 2020 (in thousands):

	Year to date December 31, 2020	2019	2018	2017	2016	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$641,963	418,057	229,477	247,426	215,893	1,289,728	—	—	3,042,544
Substandard	—	68	1,293	1,674	1,091	21,451	—	—	25,577
Total residential mortgage loans	641,963	418,125	230,770	249,100	216,984	1,311,179	—	—	3,068,121
Home equity loans
Pass	273,076	193,439	94,757	87,717	81,212	219,061	465,453	40,759	1,455,474
Substandard	—	210	318	281	876	5,158	3,509	1,910	12,262
Total home equity loans	273,076	193,649	95,075	87,998	82,088	224,219	468,962	42,669	1,467,736
Vehicle loans
Pass	448,746	352,661	218,372	70,122	31,197	24,791	—	—	1,145,889
Substandard	343	1,958	2,087	1,210	667	519	—	—	6,784
Total vehicle loans	449,089	354,619	220,459	71,332	31,864	25,310	—	—	1,152,673
Consumer loans
Pass	128,809	83,419	35,183	17,439	7,848	11,757	66,965	1,695	353,115
Substandard	133	399	139	192	36	619	686	1	2,205
Total consumer loans	128,942	83,818	35,322	17,631	7,884	12,376	67,651	1,696	355,320
Total Personal Banking	1,493,070	1,050,211	581,626	426,061	338,820	1,573,084	536,613	44,365	6,043,850
Business Banking:
Commercial real estate loans
Pass	417,390	473,115	316,045	264,702	195,168	709,459	36,980	29,755	2,442,614
Special Mention	584	3,381	20,180	24,675	15,424	15,817	597	3,048	83,706
Substandard	7,426	4,007	57,694	56,991	24,056	140,147	2,240	29,100	321,661
Total commercial real estate loans	425,400	480,503	393,919	346,368	234,648	865,423	39,817	61,903	2,847,981
Commercial real estate loans - owner occupied
Pass	24,895	67,162	87,497	71,626	46,760	100,081	4,422	7,648	410,091
Special Mention	—	4,371	4,514	3,643	4,276	3,689	3,822	—	24,315
Substandard	—	21,627	1,903	12,898	4,013	21,777	874	410	63,502
Total commercial real estate loans - owner occupied	24,895	93,160	93,914	88,167	55,049	125,547	9,118	8,058	497,908
Commercial loans
Pass	479,436	99,877	50,915	51,858	58,597	49,178	286,467	16,170	1,092,498
Special Mention	5,828	2,751	5,579	4,588	162	190	16,512	5,668	41,278
Substandard	1,660	3,343	2,932	2,016	2,266	3,003	27,988	14,126	57,334
Total commercial loans	486,924	105,971	59,426	58,462	61,025	52,371	330,967	35,964	1,191,110
Total Business Banking	937,219	679,634	547,259	492,997	350,722	1,043,341	379,902	105,925	4,536,999

Total loans	$2,430,289	1,729,845	1,128,885	919,058	689,542	2,616,425	916,515	150,290	10,580,849
    For the year ended December 31, 2020, $23.1 million of revolving loans were converted to term loans.

(4)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	March 31, 2021	December 31, 2020
Amortizable intangible assets:
Core deposit intangibles - gross	$74,899	71,182
Acquisitions	—	3,717
Less: accumulated amortization	(58,322)	(56,896)
Core deposit intangibles - net	$16,577	18,003
Customer and Contract intangible assets - gross	$12,775	12,775
Less: accumulated amortization	(11,010)	(10,842)
Customer and Contract intangible assets - net	1,765	1,933
Total intangible assets - net	$18,342	19,936

The following table shows the actual aggregate amortization expense for the quarters ended March 31, 2021 and 2020, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended March 31, 2021	$1,594
For the quarter ended March 31, 2020	1,651
For the year ending December 31, 2021	5,902
For the year ending December 31, 2022	4,681
For the year ending December 31, 2023	3,592
For the year ending December 31, 2024	2,692
For the year ending December 31, 2025	1,819
For the year ending December 31, 2026	947

    The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2019	$346,103
Goodwill acquired	36,176
Balance at December 31, 2020	382,279
Purchase accounting adjustment	77
Balance at March 31, 2021	$382,356

    We performed our annual goodwill impairment test as of June 30, 2020 in accordance with ASC 350, as updated by ASU 2017-04, ("Step 0") and concluded that goodwill was not impaired. As of March 31, 2021, there were no events or changes in circumstances that would cause us to update that goodwill impairment test and we have concluded there is no impairment in goodwill.

(5)    Borrowed Funds

    (a)    Borrowings

	March 31, 2021
	Amount	Average rate
Term notes payable to the FHLB of Indianapolis acquired from MutualFirst	$2,012	2.58%
Collateralized borrowings, due within one year	128,192	0.19%
Subordinated debentures, net of issuance costs	123,413	4.00%
Total borrowed funds	$253,617

Borrowings from the Federal Home Loan Bank ("FHLB") of Pittsburgh and Indianapolis, if any, are secured by our residential first mortgage and other qualifying loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment. During the quarter ended March 31, 2021, $20.0 million of term notes payable to the FHLB of Indianapolis matured.

    The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250.0 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. The revolving line of credit had no balance as of March 31, 2021 and December 31, 2020.

    At March 31, 2021 and December 31, 2020, collateralized borrowings due within one year were $128.2 million and $137.7 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB.

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

(b)    Trust Preferred Securities

The Company has seven statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust, LNB Trust II, a Delaware statutory business trust, Union National Capital Trust I ("UNCT I"), a Delaware statutory business trust, Union National Capital Trust II ("UNCT II"), a Delaware statutory business trust, MFBC Statutory Trust I, a Delaware statutory trust, and Universal Preferred Trust, a Delaware statutory trust (the "Trusts"). The Trusts exist solely to issue preferred securities to third parties for cash, issue common securities to the Company in exchange for capitalization of the Trusts, invest the proceeds from the sale of trust securities in an equivalent amount of debentures of the Company, and engage in other activities that are incidental to those previously listed.

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

The following table sets forth a summary of the cumulative trust preferred securities and the junior subordinated debt held by the Trust as of March 31, 2021.

	Maturity date	Interest rate	Capital debt securities	March 31, 2021
Northwest Bancorp Capital Trust III	December 30, 2035	3-month LIBOR plus 1.38%	$50,000	$51,547
Northwest Bancorp Statutory Trust IV	December 15, 2035	3-month LIBOR plus 1.38%	50,000	51,547
LNB Trust II	June 15, 2037	3-month LIBOR plus 1.48%	7,875	8,119
UNCT I (1)	January 23, 2034	3-month LIBOR plus 2.85%	8,000	7,931
UNCT II (1)	November 23, 2034	3-month LIBOR plus 2.00%	3,000	2,721
MFBC Statutory Trust I (1)	September 15, 2035	3-month LIBOR plus 1.70%	5,000	3,502
Universal Preferred Trust (1)	October 7, 2035	3-month LIBOR plus 1.69%	5,000	3,492
				$128,859
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

We may, at any time, dissolve any of the Trusts and distribute the debentures to the trust security holders, subject to receipt of any required regulatory approvals.

(6)    Guarantees

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At March 31, 2021, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $44.0 million, of which $35.5 million is fully collateralized. At March 31, 2021, we had a liability which represents deferred income of $529,000 related to the standby letters of credit.

(7)    Earnings Per Share

     Basic earnings per common share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. During the quarter ended March 31, 2021, 2,346,655 stock options were not included in the computation of diluted earnings per share because the stock options’ exercise price was more than the average market price of the common shares of $14.03. During the quarter ended March 31, 2020, 2,033,345 stock options were not included in the computation of diluted earnings per share because the stock options’ exercise price was less than the average market price of the common shares of $14.62.

The following table sets forth the computation of basic and diluted EPS (in thousands, except share data and per share amounts):

	Quarter ended March 31,
	2021	2020
Net income available to common shareholders	$40,237	7,939

Weighted average common shares outstanding	126,182,409	105,882,553
Dilutive potential shares due to effect of stock options	517,615	265,694
Total weighted average common shares and dilutive potential shares	$126,700,024	106,148,247

Basic earnings per share	$0.32	0.08

Diluted earnings per share	$0.32	0.07

(8)    Pension and Other Post-Retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post-retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended March 31,
	Pension benefits		Other post-retirement benefits
	2021	2020	2021	2020
Service cost	$2,860	2,098	—	—
Interest cost	1,517	1,714	4	7
Expected return on plan assets	(3,465)	(3,091)	—	—
Amortization of prior service cost	(580)	(581)	—	—
Amortization of the net loss	1,039	924	4	5
Net periodic cost	$1,371	1,064	8	12

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

    The carrying amounts reported in the Consolidated Statement of Financial Condition approximate fair value for the following financial instruments: cash and cash equivalents, marketable securities available-for-sale, accrued interest receivable, interest rate lock commitments, forward commitments, interest rate swaps, savings and checking deposits, risk participation agreements and accrued interest payable.

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

Cash Flow Hedges, Interest Rate and Foreign Exchange Swap Agreements

    The fair value of interest rate swaps is based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate. To price interest rate swaps, cash flows are first projected for each payment date using the fixed rate for the fixed side of the swap and the forward rates for the floating side of the swap. These swap cash flows are then discounted to time zero using LIBOR zero-coupon interest rates. The sum of the present value of both legs is the fair market value of the interest rate swap. These valuations have been derived from our third party vendor’s proprietary models rather than actual market quotations. The proprietary models are based upon financial principles and assumptions that we believe to be reasonable. The fair value of the foreign exchange swap is derived from proprietary models rather than actual market quotations. The proprietary models are based upon financial principles and assumptions we believe to be reasonable. Risk participation agreements are entered into when Northwest purchases a portion of a commercial loan that has an interest rate swap. Northwest assumes credit risk on its portion of the interest rate swap should the borrower fail to pay as agreed. The value of risk participation agreements is determined based on the value of the swap after considering the credit quality, probability of default, and loss given default of the borrower.

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At March 31, 2021 and December 31, 2020, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at March 31, 2021 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$979,290	979,290	979,290	—	—
Securities available-for-sale	1,430,131	1,430,131	—	1,430,131	—
Securities held-to-maturity	604,284	593,232	—	593,232	—
Loans receivable, net	10,197,773	10,080,207	—	—	10,080,207
Residential mortgage loans held-for-sale	46,270	46,270	—	—	46,270
Accrued interest receivable	28,732	28,732	28,732	—	—
Interest rate lock commitments	5,060	5,060	—	—	5,060
Forward commitments	450	450	—	450	—
Interest rate swaps not designated as hedging instruments	34,961	34,961	—	34,961	—
FHLB stock	21,861	21,861	—	—	—
Total financial assets	$13,348,812	13,220,194	1,008,022	2,058,774	10,131,537

Financial liabilities:
Savings and checking deposits	$10,577,575	10,577,575	10,577,575	—	—
Time deposits	1,535,519	1,557,947	—	—	1,557,947
Borrowed funds	253,617	255,664	130,209	125,455	—
Junior subordinated debentures	128,859	121,217	—	—	121,217
Interest rate swaps not designated as hedging instruments	35,158	35,158	—	35,158	—
Risk participation agreements	81	81	—	81	—
Accrued interest payable	659	659	659	—	—
Total financial liabilities	$12,531,468	12,548,301	10,708,443	160,694	1,679,164

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at December 31, 2020 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$736,277	736,277	736,277	—	—
Securities available-for-sale	1,398,941	1,398,941	—	1,398,941	—
Securities held-to-maturity	178,887	179,666	—	179,666	—
Loans receivable, net	10,387,636	10,334,521	—	—	10,334,521
Residential mortgage loans held-for-sale	58,786	58,786	—	—	58,786
Accrued interest receivable	35,554	35,554	35,554	—	—
Interest rate lock commitments	6,465	6,465	—	—	6,465
Forward commitments	1,105	1,105	—	1,105	—
Interest rate swaps not designated as hedging instruments	53,863	53,863	—	53,863	—
FHLB stock	21,748	21,748	—	—	—
Total financial assets	$12,879,262	12,826,926	771,831	1,633,575	10,399,772

Financial liabilities:
Savings and checking accounts	$9,957,137	9,957,137	9,957,137	—	—
Time deposits	1,642,096	1,669,546	—	—	1,669,546
Borrowed funds	283,044	283,074	159,745	123,329	123,329
Junior subordinated debentures	128,794	121,106	—	—	121,106
Interest rate swaps not designated as hedging instruments	54,579	54,579	—	54,579	—
Risk participation agreements	86	86	—	86	—
Accrued interest payable	2,054	2,054	2,054	—	—
Total financial liabilities	$12,067,790	12,087,582	10,118,936	177,994	1,913,981

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both March 31, 2021 and December 31, 2020.

    The following table represents assets and liabilities measured at fair value on a recurring basis at March 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	38,824	—	38,824
Government sponsored enterprises	—	91,944	—	91,944
States and political subdivisions	—	100,951	—	100,951
Total debt securities	—	231,719	—	231,719

Residential mortgage-backed securities:
GNMA	—	21,645	—	21,645
FNMA	—	195,233	—	195,233
FHLMC	—	122,321	—	122,321
Non-agency	—	457	—	457
Collateralized mortgage obligations:
GNMA	—	460,426	—	460,426
FNMA	—	233,754	—	233,754
FHLMC	—	164,576	—	164,576
Total mortgage-backed securities	—	1,198,412	—	1,198,412

Interest rate lock commitments	—	—	5,060	5,060
Forward commitments	—	450	—	450
Interest rate swaps not designated as hedging instruments	—	34,961	—	34,961
Total assets	$—	1,465,542	5,060	1,470,602

Interest rate swaps not designated as hedging instruments	$—	35,158	—	35,158
Risk participation agreements	—	81	—	81
Total liabilities	$—	35,239	—	35,239

    The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	40,917	—	40,917
Government sponsored enterprises	—	94,507	—	94,507
States and political subdivisions	—	116,813	—	116,813
Total debt securities	—	252,237	—	252,237

Residential mortgage-backed securities:
GNMA	—	23,026	—	23,026
FNMA	—	203,571	—	203,571
FHLMC	—	134,572	—	134,572
Non-agency	—	465	—	465
Collateralized mortgage obligations:
GNMA	—	343,409	—	343,409
FNMA	—	262,109	—	262,109
FHLMC	—	179,552	—	179,552
Total mortgage-backed securities	—	1,146,704	—	1,146,704

Interest rate lock commitments	—	—	6,465	6,465
Forward commitments	—	1,105	—	1,105
Interest rate swaps not designated as hedging instruments	—	53,863	—	53,863
Total assets	$—	1,453,909	6,465	1,460,374

Interest rate swaps not designated as hedging instruments	$—	54,579	—	54,579
Risk participation agreements	—	86	—	86
Total liabilities	$—	54,665	—	54,665

    The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	For the quarter ended March 31,
	2021	2020
Beginning balance January 1,	$6,465	559

Total gains or losses:
Included in net income	—	—
Included in other comprehensive income	—	—

Interest rate lock commitments:
Net activity	1,405	52
Transfers from Level 3	—	—
Transfers into Level 3	—	—

Ending balance March 31,	$5,060	507

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held-for-sale, loans measured for impairment, real estate owned, and mortgage servicing rights.

    The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of March 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	157,696	157,696
Real estate owned, net	—	—	1,738	1,738
Total assets	$—	—	159,434	159,434

    The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	95,303	95,303
Real estate owned, net	—	—	2,232	2,232
Total assets	$—	—	97,535	97,535

    Individually Assessed Loans - A loan is considered to be individually assessed as described in Note 1(f) of the Notes to the Consolidated Financial Statements in Item 8 of Part II of our 2020 Annual Report on Form 10-K. We classify loans individually assessed as nonrecurring Level 3.

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
The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2021 (in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	$157,696	Appraisal value (1)	Estimated cost to sell	10.0%
		Discounted cash flow	Discount rate	10.92% to 16.6% (12.88%)

Real estate owned, net	$1,738	Appraisal value (1)	Estimated cost to sell	10.0%
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

Derivatives Designated as Hedging Instruments

    During March 2020, the Company entered into four separate pay-fixed interest rate swaps in order to synthetically convert short-term three month FHLB advances to fixed-rate term funding with an aggregate value of $100 million with maturities ranging from three to five years. Our risk management objective and strategy for these interest rate swaps at such time was to reduce our exposure to variability in interest-related cash outflows attributable to changes in the USD-LIBOR swap rate, the designated benchmark interest rate being hedged.  Based upon our contemporaneous quantitative analysis at the inception of each interest rate swap, we have determined these interest rate swaps to qualify for hedge accounting in accordance with ASC 815, Derivatives and Hedging.

    The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the quarter ended September 30, 2020, the Company discontinued these cash flow hedges and, as a result, reclassified a $1.3 million loss into earnings.

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

    The following table presents information regarding our derivative financial instruments for the periods indicated (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At March 31, 2021
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$607,671	34,961	607,671	35,158
Interest rate lock commitments	129,127	5,060	—	—
Forward commitments	28,082	450	—	—
Risk participation agreements	—	—	77,282	81
Total derivatives	$764,880	40,471	684,953	35,239

At December 31, 2020
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$599,300	53,863	599,300	54,579
Interest rate lock commitments	171,357	6,465	—	—
Forward commitments	25,474	1,105	—	—
Risk participation agreements	—	—	77,532	86
Total derivatives	$796,131	61,433	676,832	54,665

The following table presents income or expense recognized on derivatives for the periods indicated (in thousands):

	For the quarter ended March 31,
	2021	2020
Hedging derivatives:
Decrease in interest expense	$—	(12)

Non-hedging swap derivatives:
Increase/(decrease) in other income	524	(177)
Increase in mortgage banking income	2,060	1

(11)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of March 31, 2021, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

    During the year-ended December 31, 2018, Northwest and our subsidiary, The Bert Company (doing business as Northwest Insurance Services) (“NWIS”), were involved in a lawsuit against, among others, First National Bank of Pennsylvania (“FNB”) and their insurance subsidiary, First National Insurance Agency, LLC (“FNIA”). All counterclaims against Northwest were discontinued and, in December 2018, a verdict was rendered in favor of NWIS on several of its claims. Post-trial proceedings have continued throughout the current year and, due to the inherent uncertainties with respect to these proceedings, we have not accrued any awards associated with this verdict within our Consolidated Financial Statements as of March 31, 2021.

(12)    Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended March 31, 2021
	Unrealized gains/(losses) on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2020	$16,843	—	(50,392)	(33,549)

Other comprehensive loss before reclassification adjustments (1)	(17,421)	—	—	(17,421)
Amounts reclassified from accumulated other comprehensive income (2) (3)	(75)	—	333	258

Net other comprehensive income/(loss)	(17,496)	—	333	(17,163)

Balance as of March 31, 2021	$(653)	—	(50,059)	(50,712)

	For the quarter ended March 31, 2020
	Unrealized gains/(losses) on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2019	$3,147	—	(40,088)	(36,941)

Other comprehensive income/(loss) before reclassification adjustments (4) (5)	8,157	(409)	—	7,748
Amounts reclassified from accumulated other comprehensive income (6) (7)	37	—	249	286

Net other comprehensive income/(loss)	8,194	(409)	249	8,034

Balance as of March 31, 2020	$11,341	(409)	(39,839)	(28,907)
(1)Consists of unrealized holding gains, net of tax of $(5,981).
(2)Consists of realized gains, net of tax of $(22).
(3)Consists of realized gains, net of tax of $129.
(4)Consists of unrealized holding gains, net of tax $3,277.
(5)Consists of unrealized holding gains, net of tax $(162).
(6)Consists of realized gains, net of tax of $14.
(7)Consists of realized losses, net of tax of $99.

(13)    Subsequent Events

    The Company completed the sale of NWIS to USI Insurance Services LLC (“Buyer”) in accordance with the Asset Purchase Agreement (the “Agreement”), dated April 1, 2021. Pursuant to the Agreement, Buyer purchased substantially all of the assets of NWIS and assumed certain liabilities of NWIS.

Under the terms and conditions in the Agreement, at the closing of the transaction (the “Closing”), an aggregate purchase price of $31.8 million was paid in cash by the Buyer to the Company, less approximately $2.8 million in closing adjustments as set forth in the Agreement.

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

Important factors that might cause such a difference include, but are not limited to:

•     the disruption to local, regional, national and global economic activity caused by infectious disease outbreaks, including the outbreak of coronavirus, or COVID-19, and the significant impact that such outbreak has had and may have on our growth, operations and earnings;
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
•     changes in the financial performance and/or condition of our borrowers; and
•    the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Securities and Exchange Commission, the Public Company Accounting Oversight Board, the FASB and other accounting standard setters.

Overview of Critical Accounting Policies Involving Estimates

Please refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2020 Annual Report on Form 10-K.

Recently Issued Accounting Standards

    The following accounting standard updates issued by the FASB have not yet been adopted.

    In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance provides expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The amendments primarily include contract modifications and hedge accounting, as well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity. This guidance is effective as of March 12, 2020 through December 31, 2022. We are currently in the process of evaluating the amendments and determining the impact on our financial statements.

In January 2021, the FASB issued ASU No. 2021-01, "Reference Rate Reform." This ASU provides amendments, which are elective, and apply to all entities that have derivative instruments that use an interest rate for margining, discounting or contract price alignment of certain derivative instruments that is modified as a result of the reference rate reform. This guidance is effective as of the date of issuance through December 31, 2022. We are currently in the process of evaluating the amendments and determining the impact on our financial statements.

Comparison of Financial Condition

Total assets at March 31, 2021 were $14.270 billion, an increase of $464.1 million, or 3.4%, from $13.806 billion at December 31, 2020.  This increase in assets was largely due to an increase in marketable securities held-to-maturity as well as an increase in total cash and cash equivalents, as described in further detail below.

Total cash and cash equivalents increased by $243.0 million to $979.3 million at March 31, 2021 from $736.3 million at December 31, 2020. This increase was primarily due to the increase in customer deposit balances associated with Paycheck Protection Program ("PPP") loan funds and consumer stimulus checks.

Total marketable securities increased by $456.6 million, or 28.9%, to $2.034 billion at March 31, 2021 from $1.578 billion at December 31, 2020. This increase was primarily due to the $425.4 million increase in held-to-maturity marketable securities as a result of investing excess cash generated by deposits within our held-to-maturity portfolio.

Total loans receivable decreased by $212.8 million, or 2.0%, to $10.368 billion at March 31, 2021, from $10.581 billion at December 31, 2020. This decrease was due to loan paydowns and payoffs outpacing new originations across all of our loan portfolios during the current quarter, with the exception of consumer loans, primarily indirect auto, which increased by $46.4 million, or 3.1%, to $1.554 billion at March 31, 2021 compared to $1.508 billion at December 31, 2020.

     Total deposits increased by $513.9 million, or 4.4%, to $12.113 billion at March 31, 2021 from $11.599 billion at December 31, 2020. This increase was primarily due to increases in checking deposits of $354.3 million, or 6.5%, as well as savings and money market deposits of $266.1 million, or 5.9%. These increases were primarily the result of PPP loan funds and consumer stimulus checks. Partially offsetting this increase was a decrease in time deposits of $106.6 million, or 6.5%, as customers move funds from term products to checking and savings accounts.

Total shareholders’ equity at March 31, 2021 was $1.541 billion, or $12.11 per share, an increase of $2.3 million, or 0.1%, from $1.539 billion, or $12.11 per share, at December 31, 2020.  This increase was primarily the result of quarterly earnings of $40.2 million. Partially offsetting this increase was the payment of cash dividends of $24.1 million for the quarter ended March 31, 2021 as well as an increase in accumulated other comprehensive loss of $17.2 million due primarily to a reduction in unrealized gains in the investment portfolio.

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

	At March 31, 2021
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,667,271	16.831%	$1,040,104	10.500%	$990,575	10.000%
Northwest Bank	1,442,118	14.573%	1,039,040	10.500%	989,562	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,442,200	14.559%	841,989	8.500%	792,460	8.000%
Northwest Bank	1,340,460	13.546%	841,128	8.500%	791,650	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,317,330	13.299%	693,403	7.000%	643,874	6.500%
Northwest Bank	1,340,460	13.546%	692,694	7.000%	643,215	6.500%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,442,200	10.248%	562,893	4.000%	703,617	5.000%
Northwest Bank	1,340,460	9.683%	553,750	4.000%	692,188	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

	At December 31, 2020
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,654,198	16.642%	$1,043,693	10.500%	$993,993	10.000%
Northwest Bank	1,478,310	14.887%	1,042,655	10.500%	993,004	10.000%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,406,321	14.148%	844,894	8.500%	795,195	8.000%
Northwest Bank	1,354,028	13.636%	844,054	8.500%	794,403	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,281,516	12.893%	695,795	7.000%	646,096	6.500%
Northwest Bank	1,354,028	13.636%	695,103	7.000%	645,453	6.500%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,406,321	10.145%	554,501	4.000%	693,126	5.000%
Northwest Bank	1,354,028	9.903%	546,905	4.000%	683,631	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest Bank’s liquidity ratio at March 31, 2021 was 18.3%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At March 31, 2021, Northwest had $3.867 billion of additional borrowing capacity available with the FHLB, including $250.0 million on an overnight line of credit which had no balance at March 31, 2021, as well as $84.0 million of borrowing capacity available with the Federal Reserve Bank and $110.0 million with three correspondent banks.

Dividends

We paid $24.1 million and $20.3 million in cash dividends during the quarters ended March 31, 2021 and 2020, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) was 59.4% and 271.4% for the quarters ended March 31, 2021 and March 31, 2020, respectively, on dividends of $0.19 per share for the quarters ended March 31, 2021 and March 31, 2020. On April 26, 2021, the Board of Directors declared a cash dividend of $0.20 per share payable on May 17, 2021 to shareholders of record as of May 6, 2021. This represents the 106th consecutive quarter we have paid a cash dividend.

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

	March 31, 2021	December 31, 2020
	(in thousands)
Nonaccrual loans 90 days or more past due:
Residential mortgage loans	$9,333	14,489
Home equity loans	7,044	8,441
Consumer loans	3,625	5,473
Commercial real estate loans	29,737	25,287
Commercial loans	4,860	7,325
Total loans 90 days or more past due	$54,599	61,015
Total REO, net	$1,738	2,232
Total loans 90 days or more past due and REO	56,337	63,247
Total loans 90 days or more past due to net loans receivable	0.53%	0.58%
Total loans 90 days or more past due and REO to total assets	0.39%	0.46%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	54,599	61,015
Nonaccrual loans - loans less than 90 days past due	169,355	41,817
Loans 90 days or more past due and still accruing	197	585
Total nonperforming loans	224,151	103,417
Total nonperforming assets	$225,889	105,649
Nonaccrual TDR loans (1)	$7,390	10,704
Accruing TDR loans	20,120	21,431
Total TDR loans	$27,510	32,135
(1)Included in nonaccrual loans above.

Allowance for Credit Losses

We adopted CECL on January 1, 2020, as further described in Note 1(f) of the Notes to the Consolidated Financial Statements in Item 8 of Part II of our 2020 Annual Report on Form 10-K. Our Board of Directors has adopted an “Allowance for Credit Losses” policy designed to provide management with a systematic methodology for determining and documenting the allowance for credit losses each reporting period.  This methodology was developed to provide a consistent process and review procedure to ensure that the allowance for credit losses is in conformity with GAAP, our policies and procedures and other supervisory and regulatory guidelines.

On an ongoing basis, the Credit Administration department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans. This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis. Personal and small business commercial loans are classified primarily by delinquency status. In addition, a meeting is held every quarter with each region to monitor the performance and status of commercial loans on an internal watch list.  On an on-going basis, the loan officer, in conjunction with a portfolio manager, grades or classifies problem commercial loans or potential problem commercial loans based upon their knowledge of the lending relationship and other information previously accumulated.  This rating is also reviewed independently by our Loan Review department on a periodic basis.  Our loan grading system for problem commercial loans is consistent with industry regulatory guidelines which classifies loans as “substandard”, “doubtful” or “loss.”  Loans that do not expose us to risk sufficient to warrant classification in one of the previous categories, but which possess some weaknesses, are designated as “special mention”.  A “substandard” loan is any loan that is 90 days or more contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable.  Loans classified as “loss” have all the weakness inherent in those classified as "doubtful" and are considered uncollectible.

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

If a substandard or doubtful loan is not considered individually for impairment, it is grouped with other loans that possess common characteristics for impairment evaluation and analysis.  For the purpose of calculating reserves, we have grouped our loans into seven segments: residential mortgage loans, home equity loans, vehicle loans, consumer loans, commercial real estate loans, commercial real estate loans - owner occupied and commercial loans. The allowance for credit losses is measured using a combination of statistical models. We use a twelve month forecasting period, with the exception of the commercial real estate segment in which we use a twenty four month forecasting period, and revert to historical average loss rates thereafter. Reversion to average loss rates takes place over twelve months. Historical average loss rates are calculated using historical data beginning in October 2009 through the current period.

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

     We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness.  As part of the analysis as of March 31, 2021, we considered the most recent economic conditions and forecasts available which incorporated the impact of COVID-19. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL decreased by $10.4 million, or 7.8%, to $124.0 million, or 1.20% of total loans at March 31, 2021 from $134.4 million, or 1.27% of total loans, at December 31, 2020.  Total classified loans decreased $21.6 million, or 4.4%, to $467.7 million at March 31, 2021 from $489.3 million at December 31, 2020. This decrease was primarily due to the upgrade of loans in our commercial real estate and commercial portfolios during the current quarter.

We also consider how the levels of nonaccrual loans and historical charge-offs have influenced the required amount of allowance for credit losses. Nonaccrual loans of $224.0 million, or 2.16% of total loans receivable at March 31, 2021, increased by $121.1 million, or 117.8%, from $102.8 million, or 2.16% of total loans receivable at December 31, 2020. As a percentage of average loans, annualized net charge-offs increased to 0.19% for the quarter ended March 31, 2021 compared to 0.13% for the year ended December 31, 2020.

Comparison of Operating Results for the Quarters Ended March 31, 2021 and 2020

Net income for the quarter ended March 31, 2021 was $40.2 million, or $0.32 per diluted share, an increase of $32.3 million, from net income of $7.9 million, or $0.07 per diluted share, for the quarter ended March 31, 2020. The increase in net income primarily resulted from a decrease in provision for credit losses of $33.3 million to a current period credit of $5.6 million for the quarter ended March 31, 2021 compared to provision expense of $27.6 million for the quarter ended March 31, 2020. Also contributing to the increase in net income was an increase in net interest income of $13.2 million, or 15.2% and an increase in noninterest income of $4.0 million, or 14.2%. Partially offsetting these changes was an increase in noninterest expense of $7.6 million, or 9.6%. Net income for the quarter ended March 31, 2021 represents annualized returns on average equity and average assets of 10.61% and 1.17%, respectively, compared to 2.37% and 0.30% for the same quarter last year. A further discussion of notable changes follows.

Interest Income

    Total interest income increased $7.6 million, or 7.6%, to $108.0 million for the quarter ended March 31, 2021 from $100.4 million for the quarter ended March 31, 2020. This increase is due to an increase in the average balance of interest-earning assets by $3.248 billion, or 33.7%, to $12.885 billion for the quarter ended March 31, 2021 from $9.637 billion for the quarter ended March 31, 2020. This increase is due to growth across all interest-earning asset categories as well as the MutualBank acquisition in the second quarter of 2020. Offsetting this increase in average balance was a decrease in the average yield earned on interest-earning assets to 3.40% for the quarter ended March 31, 2021 from 4.19% for the quarter ended March 31, 2020 due to decreases in market interest rates over the past year.

    Interest income on loans receivable increased by $7.3 million, or 7.7%, to $102.3 million for the quarter ended March 31, 2021 compared to $95.0 million for the quarter ended March 31, 2020. This increase in interest income is primarily due to the increase in the average balance of loans receivable of $1.633 billion, or 18.6%, to $10.406 billion for the quarter ended March 31, 2021 from $8.774 billion for the quarter ended March 31, 2020. This increase in average balance is primarily due to the purchase of loans of $1.517 billion as part of the MutualBank acquisition. Included in loan interest income for the current quarter is $535,000 of accretion related to MutualBank loan purchase accounting and $4.8 million of accretion related to PPP fees, net of origination costs. Partially offsetting this increase in average balance was a decrease in the average yield on loans receivable to 3.99% for the quarter ended March 31, 2021 from 4.35% for the quarter ended March 31, 2020, again due to the decrease in market interest rates as well as $370.5 million of PPP loans as of March 31, 2021 with coupon rates of 1.00%.

    Interest income on mortgage-backed securities remained flat at $4.2 million for both the quarter ended March 31, 2021 and for the quarter ended March 31, 2020. The average balance of mortgage-backed securities increased by $656.1 million, or 98.1%, to $1.325 billion for the quarter ended March 31, 2021 from $668.5 million for the quarter ended March 31, 2020. This increase in average balance was primarily a result of mortgage-backed securities received as part of the MutualBank acquisition as well as additional purchases utilizing excess cash from deposit growth during the past year. Offsetting this increase was a decrease in the average yield on mortgage-backed securities to 1.27% for the quarter ended March 31, 2021 from 2.50% for the quarter ended March 31, 2020. This decrease in yield was primarily due to the assumption of mortgage-backed securities from MutualBank with market yields lower than the existing Northwest portfolio due to mark-to-market purchase accounting adjustments, as well as new purchases at lower market yields.

    Interest income on investment securities increased by $376,000, or 45.1%, for the quarter ended March 31, 2021 to $1.2 million from $833,000 for the quarter ended March 31, 2020. This increase was due to an increase in the average balance of investment securities by $187.2 million, or 129.9%, to $331.4 million for the quarter ended March 31, 2021 from $144.2 million for the quarter ended March 31, 2020. The average balance of investment securities increased due to the utilization of excess funds from deposit growth. Partially offsetting this increase was a decrease in the average yield on investment securities which decreased to 1.46% for the quarter ended March 31, 2021 from 2.31% for the quarter ended March 31, 2020 due to new investment purchases at yields lower than existing portfolios.

    Dividends on FHLB stock decreased by $146,000, or 55.7%, to $116,000 for the quarter ended March 31, 2021 from $262,000 for the quarter ended March 31, 2020. This decrease was primarily due to the decrease in average yield on FHLB stock. The average yield decreased to 2.17% for the quarter ended March 31, 2021 from 6.61% for the quarter ended March 31, 2020 as the FHLB of Pittsburgh recently decreased yields on required stock holdings in reaction to lower market interest rates. Slightly offsetting this decrease was an increase in the average balance of FHLB stock by $5.9 million, or 36.9%. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

    Interest income on interest-earning deposits increased by $48,000, or 35.6%, to $183,000 for the quarter ended March 31, 2021 from $135,000 for the quarter ended March 31, 2020. The average balance of interest-earning deposits increased by $766.4 million to $801.1 million for the quarter ended March 31, 2021 from $34.7 million for the quarter ended March 31, 2020 due to excess liquidity from recent deposit inflows. This increase in average balance was offset by the decrease in the average yield on interest-earning deposits to 0.09% for the quarter ended March 31, 2021 from 1.54% for the quarter ended March 31, 2020 as the Federal Reserve decreased their targeted federal funds rate.

Interest Expense

Interest expense decreased by $5.6 million, or 42.4%, to $7.6 million for the quarter ended March 31, 2021 from $13.2 million for the quarter ended March 31, 2020.  This decrease in interest expense was primarily due to the decline in the average cost of interest-bearing liabilities which decreased to 0.33% for the quarter ended March 31, 2021 from 0.72% for the quarter ended March 31, 2020. This decrease resulted from decreases in the interest rate paid on deposits and junior subordinated debentures in response to decreases in market interest rates. Partially offsetting this decrease was an increase in the average balance of interest-bearing liabilities by $2.039 billion, or 27.8%, to $9.378 billion for the quarter ended March 31, 2021 from $7.339 billion for the quarter ended March 31, 2020. This increase in average balance resulted from both internal growth in deposits and borrowings as well as the addition of $1.617 billion of deposits from the acquisition of MutualBank.

Net Interest Income

Net interest income increased by $13.2 million, or 15.2%, to $100.5 million for the quarter ended March 31, 2021 from $87.2 million for the quarter ended March 31, 2020.  This increase is attributable to the factors discussed above. Despite the overall increase in net interest income due primarily to balance sheet growth and the accretion of loan purchase accounting and PPP fees, our interest rate spread decreased to 3.07% for the quarter ended March 31, 2021 from 3.47% for the quarter ended March 31, 2020 and our net interest margin decreased to 3.16% for the quarter ended March 31, 2021 from 3.64% for the quarter ended March 31, 2020 primarily due to declining interest-earning asset yields. Contributing to the decline in asset yields was an increase in average cash balances of $766.4 million, earning just 0.09%, due to deposit growth associated with the PPP loan funds and consumer stimulus checks.

Provision for Credit Losses

    The provision for credit losses decreased by $33.3 million, or 120.3%, to a current period credit of $5.6 million for the quarter ended March 31, 2021 compared to a provision expense of $27.6 million for the quarter ended March 31, 2020. The prior year first quarter was significantly impacted by the onset of COVID-19 and the uncertainty surrounding the possible negative effect on economic forecasts. As such, the outsized provision in the prior year was driven by the estimated increase in possible future loan losses due to COVID-19.

    In determining the amount of the current period provision, we considered current economic conditions, including but not limited to improvements in unemployment levels, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience.  We analyze the allowance for credit losses as described in the section entitled "Allowance for Credit Losses."  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at March 31, 2021.

Noninterest Income

Noninterest income increased by $4.0 million, or 14.2%, to $32.0 million for the quarter ended March 31, 2021 from $28.0 million for the quarter ended March 31, 2020. This increase was primarily due to an increase in mortgage banking income of $4.8 million to $6.0 million for the quarter ended March 31, 2021 from $1.2 million for the quarter ended March 31, 2020 due to continued efforts to expand our secondary market sales capabilities over the last year, as well as an interest rate environment conducive to refinance activity and attractive secondary market pricing. In addition, trust and other financial services income increased $1.5 million, or 29.7%, as a result of additional fee income for the MutualBank acquisition. Partially offsetting these increases was a decrease in service charges and fees of $2.7 million, or 18.0%, due to the impact of the Durbin amendment on our interchange fees which came into effect in the second half of 2020.

Noninterest Expense

Noninterest expense increased by $7.6 million, or 9.6%, to $86.2 million for the quarter ended March 31, 2021 from $78.6 million for the quarter ended March 31, 2020.  This increase resulted primarily from an increase of $4.5 million, or 10.5%, in compensation and employee benefits to $47.2 million for the quarter ended March 31, 2021 from $42.7 million for the quarter ended March 31, 2020 primarily due to the addition of MutualBank employees during the second quarter of 2020. In addition, processing expenses increased by $2.3 million, or 20.8%, to $13.5 million for the quarter ended March 31, 2021 from $11.1 million for the quarter ended March 31, 2020 as we continue to invest in technology and infrastructure and as activity driven utilization fees for online and mobile banking have increased. Professional services expense increased $1.8 million, or 62.9%, due to the utilization of third-party experts to recruit talent and assist with our digital strategy rollout. Premises and occupancy costs increased $1.3 million, or 18.0%, over the prior year due to additional snow removal costs. Lastly, FDIC insurance premiums increased by $1.3 million due to assessment credits received in the previous year.

Income Taxes

The provision for income taxes increased by $10.6 million to $11.6 million for the quarter ended March 31, 2021 from $1.0 million for the quarter ended March 31, 2020. This increase in income tax expense is primarily the result of the $42.9 million increase in pretax income to $51.8 million for the quarter ended March 31, 2021 from $9.0 million for the quarter ended March 31, 2020. We anticipate our effective tax rate to be between 20.0% and 23.0% for the year ending December 31, 2021.

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

	Quarter ended March 31,
	2021			2020
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,007,439	26,366	3.51%	$2,845,483	28,062	3.94%
Home equity loans	1,432,009	12,815	3.63%	1,345,059	14,801	4.43%
Consumer loans	1,463,284	14,566	4.04%	1,123,336	12,160	4.35%
Commercial real estate loans	3,313,892	38,471	4.64%	2,747,419	31,437	4.53%
Commercial loans	1,189,812	10,566	3.55%	712,621	8,856	4.92%
Loans receivable (a) (b) (d) (includes FTE adjustments of $600 and $336, respectively)	10,406,436	102,784	4.01%	8,773,918	95,316	4.37%
Mortgage-backed securities (c)	1,324,558	4,200	1.27%	668,470	4,175	2.50%
Investment securities (c) (d) (includes FTE adjustments of $254 and $60, respectively)	331,358	1,381	1.67%	144,152	881	2.44%
FHLB stock, at cost	21,811	116	2.17%	15,931	262	6.61%
Other interest-earning deposits	801,119	183	0.09%	34,697	135	1.54%
Total interest-earning assets (includes FTE adjustments of $854 and $396, respectively)	12,885,282	108,664	3.42%	9,637,168	100,769	4.21%
Noninterest-earning assets (e)	1,102,477			960,303

Total assets	$13,987,759			$10,597,471

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$2,118,030	625	0.12%	$1,611,111	727	0.18%
Interest-bearing demand deposits	2,783,429	429	0.06%	1,915,871	1,307	0.27%
Money market deposit accounts	2,497,495	657	0.11%	1,921,243	3,088	0.65%
Time deposits	1,583,525	3,803	0.97%	1,528,891	6,281	1.65%
Borrowed funds (f)	267,163	1,412	2.14%	240,118	709	1.19%
Junior subordinated debentures	128,817	642	1.99%	121,809	1,038	3.37%
Total interest-bearing liabilities	9,378,459	7,568	0.33%	7,339,043	13,150	0.72%
Noninterest-bearing demand deposits (g)	2,805,206			1,640,180
Noninterest-bearing liabilities	265,667			268,139

Total liabilities	12,449,332			9,247,362

Shareholders’ equity	1,538,427			1,350,109

Total liabilities and shareholders’ equity	$13,987,759			$10,597,471

Net interest income/Interest rate spread		101,096	3.09%		87,619	3.48%

Net interest-earning assets/Net interest margin	$3,506,823		3.18%	$2,298,125		3.66%

Ratio of interest-earning assets to interest-bearing liabilities	1.37X			1.31X
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
(g)Average cost of deposits were 0.19% and 0.53%, respectively.
(h)Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 3.99% and 4.35%, respectively; investment securities — 1.46% and 2.31%, respectively; interest-earning assets — 3.40% and 4.19%, respectively. GAAP basis net interest rate spreads were 3.07% and 3.47%, respectively; and GAAP basis net interest margins were 3.16% and 3.64%, respectively.

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

	For the quarter ended March 31, 2021 vs. 2020
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$(7,869)	15,337	7,468
Mortgage-backed securities	(2,055)	2,080	25
Investment securities	(280)	780	500
FHLB stock, at cost	(177)	31	(146)
Other interest-earning deposits	(126)	174	48
Total interest-earning assets	(10,507)	18,402	7,895

Interest-bearing liabilities:
Savings deposits	(246)	144	(102)
Interest-bearing demand deposits	(1,001)	123	(878)
Money market deposit accounts	(2,557)	126	(2,431)
Time deposits	(2,557)	79	(2,478)
Borrowed funds	566	137	703
Junior subordinated debentures	(419)	23	(396)
Total interest-bearing liabilities	(6,214)	632	(5,582)

Net change in net interest income	$(4,293)	17,770	13,477

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at March 31, 2021 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from March 31, 2021 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/(decrease) in net interest income	1.3%	1.7%	1.7%	(3.7)%
Projected percentage increase/(decrease) in net income	3.4%	4.3%	4.5%	(9.1)%
Projected increase/(decrease) in return on average equity	3.2%	4.1%	4.3%	(8.8)%
Projected increase/(decrease) in earnings per share	$0.03	$0.04	$0.04	$(0.09)
Projected percentage decrease in market value of equity	(1.4)%	(7.5)%	(14.6)%	(8.9)%

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

Item 1A.    RISK FACTORS

    Except as previously disclosed, there have been no material updated or additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)      Not applicable.
b)       Not applicable.
c)    On December 13, 2012, the Board of Directors approved a program that authorizes the repurchase of approximately 5,000,000 shares of common stock. This program does not have expiration date. During the quarter ended March 31, 2021, we repurchased 353,552 shares and there are a maximum of 3,720,710 remaining shares that can be purchased under the current repurchase program.

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan	Maximum number of shares yet to be purchased under the plan
January	165,497	$12.79	165,497	3,908,765
February	188,055	12.90	188,055	3,720,710
March	—	—	—	3,720,710
	353,552

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	May 6, 2021	By:	/s/ Ronald J. Seiffert
Ronald J. Seiffert
Chairman, President and Chief Executive Officer
(Duly Authorized Officer)

Date:	May 6, 2021	By:	/s/ Jeffrey R. White
Jeffrey R. White
Senior Vice President and Controller
(Principal Accounting Officer)