Form 10-Q
period 2021-06-30
Northwest Bancshares, Inc.
filed 2021-08-05
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
 OR
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
Common Stock ($0.01 par value), 126,887,881 shares outstanding as of July 31, 2021.

NORTHWEST BANCSHARES, INC.

Item 1.        FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$857,152	736,277
Marketable securities available-for-sale (amortized cost of $1,593,813 and $1,375,685, respectively)	1,599,024	1,398,941
Marketable securities held-to-maturity (fair value of $632,620 and $179,666, respectively)	639,424	178,887
Total cash and cash equivalents and marketable securities	3,095,600	2,314,105

Loans held-for-sale	29,055	58,786
Loans held for investment	10,280,925	10,522,063
Allowance for credit losses	(117,330)	(134,427)
Loans receivable, net	10,192,650	10,446,422

FHLB stock, at cost	23,287	21,748
Accrued interest receivable	27,585	35,554
Real estate owned, net	1,353	2,232
Premises and equipment, net	156,076	161,538
Bank-owned life insurance	253,539	253,951
Goodwill	380,997	382,279
Other intangible assets, net	15,362	19,936
Other assets	151,607	168,503
Total assets	$14,298,056	13,806,268

Liabilities and shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$3,002,632	2,716,224
Interest-bearing demand deposits	2,824,219	2,755,950
Money market deposit accounts	2,538,607	2,437,539
Savings deposits	2,262,152	2,047,424
Time deposits	1,463,098	1,642,096
Total deposits	12,090,708	11,599,233

Borrowed funds	257,377	283,044
Junior subordinated debentures	128,924	128,794
Advances by borrowers for taxes and insurance	53,608	45,230
Accrued interest payable	1,820	2,054
Other liabilities	190,258	209,210
Total liabilities	12,722,695	12,267,565

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 127,907,885 and 127,019,452 shares issued and outstanding, respectively	1,279	1,270
Additional paid-in capital	1,025,174	1,015,502
Retained earnings	595,100	555,480
Accumulated other comprehensive loss	(46,192)	(33,549)
Total shareholders’ equity	1,575,361	1,538,703
Total liabilities and shareholders’ equity	$14,298,056	13,806,268
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except share data)

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest income:
Loans receivable	$95,255	103,012	197,573	197,985
Mortgage-backed securities	5,680	4,038	9,880	8,213
Taxable investment securities	693	439	1,327	1,087
Tax-free investment securities	594	564	1,169	749
FHLB stock dividends	138	309	254	571
Interest-earning deposits	192	185	375	320
Total interest income	102,552	108,547	210,578	208,925
Interest expense:
Deposits	4,773	9,336	10,287	20,739
Borrowed funds	2,050	1,133	4,104	2,880
Total interest expense	6,823	10,469	14,391	23,619
Net interest income	95,729	98,078	196,187	185,306
Provision for credit losses	—	51,750	(5,620)	79,387
Net interest income after provision for credit losses	95,729	46,328	201,807	105,919
Noninterest income:
Gain/(loss) on sale of investments	(105)	(8)	(126)	173
Gain on sale of loans	—	—	—	1,302
Service charges and fees	12,744	13,069	25,138	28,185
Trust and other financial services income	7,435	4,823	13,919	9,824
Insurance commission income	1,043	2,395	3,589	4,767
Gain/(loss) on real estate owned, net	166	(97)	124	(188)
Income from bank-owned life insurance	1,639	1,248	3,375	2,284
Mortgage banking income	3,811	12,022	9,831	13,216
Gain on sale of insurance business	25,327	—	25,327	—
Other operating income	2,648	2,044	5,484	3,909
Total noninterest income	54,708	35,496	86,661	63,472
Noninterest expense:
Compensation and employee benefits	48,894	40,049	96,133	82,795
Premises and occupancy costs	7,410	7,195	16,224	14,666
Office operations	3,317	3,711	6,482	7,093
Collections expense	303	644	919	1,118
Processing expenses	15,151	11,680	28,607	22,822
Marketing expenses	2,101	2,047	4,081	3,554
Federal deposit insurance premiums	1,353	1,618	2,660	1,618
Professional services	4,231	2,825	8,813	5,637
Amortization of intangible assets	1,433	1,760	3,027	3,411
Real estate owned expense	85	89	160	184
Merger, asset disposition and restructuring expense	632	9,679	641	12,137
Other expenses	1,422	7,866	4,776	12,739
Total noninterest expense	86,332	89,163	172,523	167,774
Income/(loss) before income taxes	64,105	(7,339)	115,945	1,617
Federal and state income taxes expense/(benefit)	15,138	(1,139)	26,741	(122)
Net income/(loss)	$48,967	(6,200)	89,204	1,739
Basic earnings/(loss) per share	$0.38	(0.05)	0.70	0.02
Diluted earnings/(loss) per share	$0.38	(0.05)	0.70	0.02
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$48,967	(6,200)	89,204	1,739
Other comprehensive income net of tax:
Net unrealized holding gains/(losses) on marketable securities:
Unrealized holding gains/(losses), net of tax of ($1,245), ($1,902), $4,736, and ($5,179) respectively	4,322	4,790	(13,099)	12,947
Reclassification adjustment for (gains)/losses included in net income, net of tax of $43, $13, $65, and ($1) respectively	(136)	(35)	(211)	2
Net unrealized holding gains/(losses) on marketable securities	4,186	4,755	(13,310)	12,949

Change in fair value of interest rate swaps, net of tax of $0, $47, $0, and $209 respectively	—	(537)	—	(946)

Defined benefit plan:
Actuarial reclassification adjustments for prior period service costs and actuarial losses included in net income, net of tax of ($128), ($99), ($258), and ($198) respectively	334	249	667	498

Other comprehensive income/(loss)	4,520	4,467	(12,643)	12,501

Total comprehensive income	$53,487	(1,733)	76,561	14,240
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Quarter ended June 30, 2021	Shares	Amount
Beginning balance at March 31, 2021	127,222,648	$1,272	1,018,822	571,612	(50,712)	1,540,994

Comprehensive income:
Net income	—	—	—	48,967	—	48,967

Other comprehensive loss, net of tax of ($1,331)	—	—	—	—	4,520	4,520

Total comprehensive income	—	—	—	48,967	4,520	53,487

Exercise of stock options	418,916	4	5,102	—	—	5,106

Stock-based compensation expense	320,755	3	1,715	—	—	1,718

Share repurchases	(34,460)	—	(465)	—	—	(465)

Stock-based compensation forfeited	(19,974)	—	—	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(25,479)	—	(25,479)

Ending balance at June 30, 2021	127,907,885	$1,279	1,025,174	595,100	(46,192)	1,575,361

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Quarter ended June 30, 2020	Shares	Amount
Beginning balance at March 31, 2020	106,933,483	$1,069	808,250	561,380	(28,907)	1,341,792

Comprehensive income:
Net loss	—	—	—	(6,200)	—	(6,200)

Other comprehensive income, net of tax of ($1,992)	—	—	—	—	4,467	4,467

Total comprehensive income/(loss)	—	—	—	(6,200)	4,467	(1,733)

Acquisition of MutualBank	20,658,957	206	213,200	—	—	213,406

Stock-based compensation expense	282,691	3	1,528	—	—	1,531

Stock-based compensation forfeited	(36,731)	—	—	—	—	—

Other	—	—	105	—	—	105

Dividends paid ($0.19 per share)	—	—	—	(24,252)	—	(24,252)

Ending balance at June 30, 2020	127,838,400	$1,278	1,023,083	530,928	(24,440)	1,530,849
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Six months ended June 30, 2021	Shares	Amount
Beginning balance at December 31, 2020	127,019,452	$1,270	1,015,502	555,480	(33,549)	1,538,703

Comprehensive income:
Net income	—	—	—	89,204	—	89,204

Other comprehensive loss, net of tax of $4,543	—	—	—	—	(12,643)	(12,643)

Total comprehensive income/(loss)	—	—	—	89,204	(12,643)	76,561

Exercise of stock options	986,345	10	12,023	—	—	12,033

Stock-based compensation expense	322,685	3	2,676	—	—	2,679

Stock-based compensation forfeited	(32,585)	—	—	—	—	—

Share repurchases	(388,012)	(4)	(5,027)	—	—	(5,031)

Dividends paid ($0.39 per share)	—	—	—	(49,584)	—	(49,584)

Ending balance at June 30, 2021	127,907,885	$1,279	1,025,174	595,100	(46,192)	1,575,361

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Six months ended June 30, 2020	Shares	Amount
Beginning balance at December 31, 2019	106,859,088	$1,069	805,750	583,407	(36,941)	1,353,285

Comprehensive income:
Net income	—	—	—	1,739	—	1,739

Other comprehensive income, net of tax of ($5,209)	—	—	—	—	12,501	12,501

Total comprehensive income	—	—	—	1,739	12,501	14,240

Acquisition of MutualFirst Financial, Inc.	20,658,957	206	213,200	—	—	213,406

Reclassification due to adoption of ASU No. 2016-13	—	—	—	(9,649)	—	(9,649)

Exercise of stock options	87,305	1	1,005	—	—	1,006

Stock-based compensation expense	282,691	3	3,023	—	—	3,026

Stock-based compensation forfeited	(49,641)	(1)	—	—	—	(1)

Other	—	—	105	—	—	105

Dividends paid ($0.38 per share)	—	—	—	(44,569)	—	(44,569)

Ending balance at June 30, 2020	127,838,400	$1,278	1,023,083	530,928	(24,440)	1,530,849
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six months ended June 30,
	2021	2020
Operating activities:
Net income	$89,204	1,739
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(5,620)	79,387
Net gain on sale of assets	(570)	(164)
Mortgage banking activity	(13,818)	(6,076)
Gain on sale of insurance business	(25,327)	—
Net depreciation, amortization and accretion	3,058	4,046
(Increase)/decrease in other assets	26,603	(46,883)
Increase/(decrease) in other liabilities	(18,261)	73,401
Net amortization on marketable securities	4,040	977
Noncash compensation expense related to stock benefit plans	2,679	3,026
Noncash write-down of real estate owned	128	220
Deferred income tax (benefit)/expense	900	(3,470)
Origination of loans held-for-sale	(420,530)	(183,040)
Proceeds from sale of loans held-for-sale	462,522	164,202
Net cash provided by operating activities	105,008	87,365

Investing activities:
Purchase of marketable securities held-to-maturity	(479,165)	—
Purchase of marketable securities available-for-sale	(509,499)	(404,310)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	18,261	1,615
Proceeds from maturities and principal reductions of marketable securities available-for-sale	225,823	169,602
Proceeds from sale of marketable securities available-for-sale	61,748	—
Proceeds from bank-owned life insurance	3,984	—
Loan originations	(2,056,750)	(2,466,315)
Proceeds from loan maturities and principal reductions	2,292,701	1,896,118
Proceeds from sale of loans held for investment	—	50,791
Net proceeds/(redemptions) of FHLB stock	(1,539)	2,313
Proceeds from sale of real estate owned	1,431	594
Proceeds from sale of real estate owned for investment, net	153	303
Purchase of premises and equipment	(1,005)	(7,815)
Proceeds from the sale of insurance business	28,238	—
Acquisitions, net of cash received	—	261,712
Net cash used in investing activities	(415,619)	(495,392)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
(in thousands)

	Six months ended June 30,
	2021	2020
Financing activities:
Net increase in deposits	$491,475	1,253,895
Repayments of long-term borrowings	(22,000)	(31,200)
Net decrease in short-term borrowings	(3,785)	(6,738)
Increase in advances by borrowers for taxes and insurance	8,378	12,014
Cash dividends paid on common stock	(49,584)	(44,569)
Purchase of common stock for retirement	(5,031)	—
Proceeds from stock options exercised	12,033	1,006
Net cash provided by financing activities	431,486	1,184,408
Net increase in cash and cash equivalents	$120,875	776,381

Cash and cash equivalents at beginning of period	$736,277	60,846
Net increase in cash and cash equivalents	120,875	776,381
Cash and cash equivalents at end of period	$857,152	837,227

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $10,295 and $19,039, respectively)	$14,625	23,373
Income taxes	20,601	2,306

Business acquisitions:
Fair value of assets acquired	$—	2,085,970
Northwest Bancshares, Inc. common stock issued	—	(213,406)
Net cash paid	—	—
Liabilities assumed	$—	1,872,564

Non-cash activities:
Loan foreclosures and repossessions	$2,831	2,240
Sale of real estate owned financed by the Company	54	—
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

The accompanying unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Capital Group, Inc., Allegheny Services, Inc., Great Northwest Corporation, The Bert Company (doing business as Northwest Insurance Services, which was sold April 30, 2021) and MutualFirst Investment Company, Inc. The unaudited Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information or footnotes required for complete annual financial statements.  In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included.  The Consolidated Financial Statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 updated, as required, for any new pronouncements or changes.

    Certain items previously reported have been reclassified to conform to the current year's reporting format.

    The results of operations for the quarter ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other period.

Stock-Based Compensation

On May 25, 2021, the Company awarded employees 621,972 stock options and directors 72,000 stock options with an exercise price of $13.68 and grant date fair value of $0.64 per stock option, and the Company awarded employees 293,755 restricted common shares and directors 27,000 restricted common shares with a grant date fair value of $13.68. Awarded stock options and common shares vest over a five-year period with the first vesting occurring on the grant date. Stock-based compensation expense of $1.7 million and $1.5 million for the quarters ended June 30, 2021 and 2020, respectively, was recognized in compensation expense relating to our stock benefit plans. At June 30, 2021, there was compensation expense of $11.5 million to be recognized for awarded but unvested stock options and $2.1 million for unvested restricted common shares.

 Income Taxes-Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. At June 30, 2021, we had $336,000 of liability for unrecognized tax benefits.

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

(2)    Marketable Securities

The following table shows the portfolio of marketable securities available-for-sale at June 30, 2021 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S government and agencies:
Due after ten years	$59,435	125	(306)	59,254

Debt issued by government-sponsored enterprises:
Due in less than one year	25,208	13	—	25,221
Due in five years through ten years	47,663	94	(1,120)	46,637

Municipal securities:
Due in less than one year	1,130	3	(1)	1,132
Due in one year through five years	2,234	60	—	2,294
Due in five years through ten years	20,017	556	(89)	20,484
Due after ten years	87,956	3,265	(102)	91,119

Residential mortgage-backed securities:
Fixed rate pass-through	303,717	3,587	(1,134)	306,170
Variable rate pass-through	12,968	387	(15)	13,340
Fixed rate agency CMOs	988,012	6,582	(6,981)	987,613
Variable rate agency CMOs	45,473	310	(23)	45,760
Total residential mortgage-backed securities	1,350,170	10,866	(8,153)	1,352,883
Total marketable securities available-for-sale	$1,593,813	14,982	(9,771)	1,599,024

The following table shows the portfolio of marketable securities available-for-sale at December 31, 2020 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after ten years	$40,761	211	(55)	40,917

Debt issued by government-sponsored enterprises:
Due in less than one year	24,976	159	—	25,135
Due in one year through five years	238	3	—	241
Due in five years through ten years	68,973	238	(80)	69,131

Municipal securities:
Due in less than one year	4,008	14	—	4,022
Due in one year through five years	2,803	63	(2)	2,864
Due in five years through ten years	16,045	429	(5)	16,469
Due after ten years	89,778	3,752	(72)	93,458

Residential mortgage-backed securities:
Fixed rate pass-through	339,406	7,125	(86)	346,445
Variable rate pass-through	14,778	431	(20)	15,189
Fixed rate agency CMOs	723,586	11,758	(1,093)	734,251
Variable rate agency CMOs	50,333	519	(33)	50,819
Total residential mortgage-backed securities	1,128,103	19,833	(1,232)	1,146,704
Total marketable securities available-for-sale	$1,375,685	24,702	(1,446)	1,398,941

The following table shows the portfolio of marketable securities held-to-maturity at June 30, 2021 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due in one year through five years	$16,478	—	(18)	16,460
Due in five years through ten years	107,972	—	(3,578)	104,394

Residential mortgage-backed securities:
Fixed rate pass-through	202,269	591	(658)	202,202
Variable rate pass-through	761	26	—	787
Fixed rate agency CMOs	311,341	576	(3,762)	308,155
Variable rate agency CMOs	603	19	—	622
Total residential mortgage-backed securities	514,974	1,212	(4,420)	511,766
Total marketable securities held-to-maturity	$639,424	1,212	(8,016)	632,620

The following table shows the portfolio of marketable securities held-to-maturity at December 31, 2020 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due in five years through ten years	$67,990	12	(123)	67,879

Residential mortgage-backed securities:
Fixed rate pass-through	1,723	131	—	1,854
Variable rate pass-through	919	30	—	949
Fixed rate agency CMOs	107,651	716	(2)	108,365
Variable rate agency CMOs	604	15	—	619
Total residential mortgage-backed securities	110,897	892	(2)	111,787
Total marketable securities held-to-maturity	$178,887	904	(125)	179,666

The following table shows the contractual maturity of our residential mortgage-backed securities available-for-sale at June 30, 2021 (in thousands):

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due in less than one year	$1,441	1,444
Due in one year through five years	38,662	39,130
Due after five years through ten years	253,062	255,356
Due after ten years	1,057,005	1,056,953
Total residential mortgage-backed securities	$1,350,170	1,352,883

The following table shows the contractual maturity of our residential mortgage-backed securities held-to-maturity at June 30, 2021 (in thousands):

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due in one year through five years	$985	1,051
Due after five years through ten years	221,656	221,054
Due after ten years	292,333	289,661
Total residential mortgage-backed securities	$514,974	511,766

The following table shows the fair value of and gross unrealized losses on marketable securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2021 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$194,872	(4,955)	1,619	(67)	196,491	(5,022)
Municipal securities	11,013	(191)	121	(1)	11,134	(192)
Residential mortgage-backed securities - agency	1,099,202	(12,528)	8,791	(45)	1,107,993	(12,573)
Total	$1,305,087	(17,674)	10,531	(113)	1,315,618	(17,787)

The following table shows the fair value of and gross unrealized losses on marketable securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2020 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$67,809	(179)	1,923	(80)	69,732	(259)
Municipal securities	4,257	(79)	—	—	4,257	(79)
Residential mortgage-backed securities - agency	300,767	(1,202)	5,533	(31)	306,300	(1,233)
Total	$372,833	(1,460)	7,456	(111)	380,289	(1,571)

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of June 30, 2021, which were comprised of 158 individual securities, represents a credit loss impairment. All of these securities were issued by U.S. government agencies or U.S. government-sponsored enterprises. There securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. The Company does not have the intent to sell these investment securities and it is likely that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company's held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. There securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2021.

The following table presents the credit quality of our held-to-maturity securities, based on the latest information available as of June 30, 2021. The credit ratings are sourced from nationally recognized rating agencies, which include Moody's and S&P, or when credit ratings cannot be sourced from the agencies, they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of June 30, 2021.

	AA+	Total
Held-to-maturity securities:
Debt issued by government-sponsored enterprises	$124,450	124,450
Residential mortgage-backed securities	514,974	514,974
Total marketable securities held-to-maturity	$639,424	639,424

(3)    Loans Receivable

    The following table shows a summary of our loans receivable at amortized cost basis at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021			December 31, 2020
	Originated	Acquired	Total	Originated	Acquired	Total
Personal Banking:
Residential mortgage loans (1)	$2,701,046	253,505	2,954,551	2,753,593	314,528	3,068,121
Home equity loans	1,127,884	248,344	1,376,228	1,175,703	292,033	1,467,736
Vehicle loans	1,266,181	125,339	1,391,520	995,040	157,633	1,152,673
Consumer loans	299,163	54,548	353,711	288,066	67,254	355,320
Total Personal Banking	5,394,274	681,736	6,076,010	5,212,402	831,448	6,043,850

Commercial Banking:
Commercial real estate loans	2,258,220	524,831	2,783,051	2,223,108	624,873	2,847,981
Commercial real estate loans - owner occupied	327,039	105,099	432,138	344,016	153,892	497,908
Commercial loans	899,035	119,746	1,018,781	1,019,482	171,628	1,191,110
Total Commercial Banking	3,484,294	749,676	4,233,970	3,586,606	950,393	4,536,999
Total loans receivable, gross	8,878,568	1,431,412	10,309,980	8,799,008	1,781,841	10,580,849

Allowance for credit losses	(90,375)	(26,955)	(117,330)	(102,874)	(31,553)	(134,427)
Total loans receivable, net (2)	$8,788,193	1,404,457	10,192,650	8,696,134	1,750,288	10,446,422
(1)     Includes fair value of $29.1 million and $58.8 million of loans held-for-sale at June 30, 2021 and December 31, 2020, respectively.
(2)    Includes $48.7 million and $40.9 million of net unearned income, unamortized premiums and discounts and deferred fees and costs at June 30, 2021 and December 31, 2020, respectively.

    The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended June 30, 2021 (in thousands):

	Balance as of June 30, 2021	Current period provision	Charge-offs	Recoveries	Balance as of March 31, 2021
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$7,247	1,922	(770)	234	5,861
Home equity loans	7,239	2,253	(379)	124	5,241
Vehicle loans	12,888	(1,196)	(1,598)	794	14,888
Consumer loans	2,801	691	(803)	350	2,563
Total Personal Banking	30,175	3,670	(3,550)	1,502	28,553

Commercial Banking:
Commercial real estate loans	64,580	(2,925)	(3,074)	373	70,206
Commercial real estate loans - owner occupied	4,729	(1,138)	(890)	4	6,753
Commercial loans	17,846	393	(1,161)	129	18,485
Total Commercial Banking	87,155	(3,670)	(5,125)	506	95,444
Total	$117,330	—	(8,675)	2,008	123,997

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$2	—	—	—	2
Home equity loans	42	8	—	—	34
Total Personal Banking	44	8	—	—	36

Commercial Banking:
Commercial real estate loans	1,932	(183)	—	—	2,115
Commercial real estate loans - owner occupied	181	(207)	—	—	388
Commercial loans	1,232	(848)	—	—	2,080
Total Commercial Banking	3,345	(1,238)	—	—	4,583
Total off-balance sheet exposure	$3,389	(1,230)	—	—	4,619

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended June 30, 2020, and includes the cumulative effect of adopting ASU 2016-13 (in thousands):

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

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2021 (in thousands):

	Balance as of June 30, 2021	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2020
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$7,247	1,330	(1,625)	276	7,266
Home equity loans	7,239	1,601	(607)	253	5,992
Vehicle loans	12,888	(423)	(2,905)	1,391	14,825
Consumer loans	2,801	1,342	(2,099)	687	2,871
Total Personal Banking	30,175	3,850	(7,236)	2,607	30,954

Commercial Banking:
Commercial real estate loans	64,580	(7,756)	(7,700)	655	79,381
Commercial real estate loans - owner occupied	4,729	(4,904)	(890)	5	10,518
Commercial loans	17,846	3,190	(1,215)	2,297	13,574
Total Commercial Banking	87,155	(9,470)	(9,805)	2,957	103,473
Total	$117,330	(5,620)	(17,041)	5,564	134,427

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$2	—	—	—	2
Home equity loans	42	7	—	—	35
Total Personal Banking	44	7	—	—	37

Commercial Banking:
Commercial real estate loans	1,932	(1,517)	—	—	3,449
Commercial real estate loans - owner occupied	181	(145)	—	—	326
Commercial loans	1,232	(1,319)	—	—	2,551
Total Commercial Banking	3,345	(2,981)	—	—	6,326
Total off-balance sheet exposure	$3,389	(2,974)	—	—	6,363

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

During the six months ended June 30, 2021, there were no loans sold that were classified as held for investment. During the six months ended June 30, 2020, we sold $50 million of loans that were classified as held for investment, for a gain of $1.3 million, which is reported in gain on sale of loans on the Consolidated Statements of Income. No loans were sold during the three months ended June 30, 2021 or June 30, 2020.

    The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at June 30, 2021 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans (1)	Loans 90 days past due and accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,954,551	7,247	10,471	—	7,347	944	—
Home equity loans	1,376,228	7,239	6,965	—	1,968	652	—
Vehicle loans	1,391,520	12,888	2,579	—	—	—	—
Consumer loans	353,711	2,801	477	302	—	—	—
Total Personal Banking	6,076,010	30,175	20,492	302	9,315	1,596	—

Commercial Banking:
Commercial real estate loans	2,783,051	64,580	162,301	—	14,588	890	500
Commercial real estate loans - owner occupied	432,138	4,729	1,870	—	452	162	—
Commercial loans	1,018,781	17,846	22,098	—	3,076	315	765
Total Commercial Banking	4,233,970	87,155	186,269	—	18,116	1,367	1,265

Total	$10,309,980	117,330	206,761	302	27,431	2,963	1,265
(1)Includes $9.0 million of nonaccrual TDRs.

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

We present the amortized cost of our loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the quarter ended June 30, 2021 (in thousands):

	Nonaccrual loans at January 1, 2021	Nonaccrual loans at June 30, 2021 with an allowance	Nonaccrual loans with no allowance	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$15,924	10,471	—	—
Home equity loans	9,123	6,773	192	—
Vehicle loans	5,533	2,576	3	—
Consumer loans	1,031	477	—	302
Total Personal Banking	31,611	20,297	195	302

Commercial Banking:
Commercial real estate loans	44,092	101,472	60,829	—
Commercial real estate loans - owner occupied	3,642	1,870	—	—
Commercial loans	23,487	17,323	4,775	—
Total Commercial Banking	71,221	120,665	65,604	—

Total	$102,832	140,962	65,799	302

During the three and six months ended June 30, 2021, we recognized $247,000 and $526,000 of interest income on nonaccrual and troubled debt restructuring loans.

The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the year ended December 31, 2020 (in thousands):

	Nonaccrual loans at January 1, 2020	Nonaccrual loans at December 31, 2020 with an allowance	Nonaccrual loans with no allowance	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$14,476	15,923	—	—
Home equity loans	6,745	8,872	252	—
Vehicle loans	3,147	5,377	156	1
Consumer loans	1,079	1,030	1	584
Total Personal Banking	25,447	31,202	409	585

Commercial Banking:
Commercial real estate loans	18,832	27,079	17,013	—
Commercial real estate loans - owner occupied	16,032	3,642	—	—
Commercial loans	8,559	18,069	5,418	—
Total Commercial Banking	43,423	48,790	22,431	—

Total	$68,870	79,992	22,840	585

During the year ended December 31, 2020, we recognized $842,000 of interest income on nonaccrual and troubled debt restructuring loans.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2021 (in thousands):

	Real estate	Equipment	Other	Total
Personal Banking:
Residential mortgage loans	$586	—	—	586
Home equity loans	99	—	—	99
Total Personal Banking	685	—	—	685

Commercial Banking:
Commercial real estate loans	150,426	1,852	3,432	155,710
Commercial loans	2,851	10,069	4,403	17,323
Total Commercial Banking	153,277	11,921	7,835	173,033

Total	$153,962	11,921	7,835	173,718

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2020 (in thousands):

	Real estate	Equipment	Other	Total
Personal Banking:
Residential mortgage loans	$1,269	—	—	1,269
Home equity loans	99	—	—	99
Total Personal Banking	1,368	—	—	1,368

Commercial Banking:
Commercial real estate loans	79,392	1,997	1,703	83,092
Commercial loans	3,313	197	11,069	14,579
Total Commercial Banking	82,705	2,194	12,772	97,671

Total	$84,073	2,194	12,772	99,039

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

In March 2020 and August 2020, joint statements were issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, six months is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented. The guidance also provides that these modified loans generally will not be classified as nonaccrual during the term of the modification. For borrowers who are 30 days or more past due when enrolling in a loan modification program related to the COVID-19 pandemic, we evaluate the loan modifications under our existing TDR framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR and will generally not accrue interest. This TDR relief under the CARES Act was extended by the Consolidated Appropriations Act, 2021 ("CAA"), signed into law on December 27, 2020. Under the CAA, such relief will continue until the earlier of 60 days after the date the COVID-19 national emergency comes to an end or January 1, 2022. Certain loan modifications made during the year were done in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. Accordingly, these loans and leases were not categorized as TDRs.

The following table provides a roll forward of troubled debt restructurings for the periods indicated (dollars in thousands):

	For the quarter ended June 30,
	2021		2020
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	164	$27,510	171	$33,352
New TDRs	2	2,295	1	67
Re-modified TDRs	1	344	2	3,436
Net paydowns	—	(1,610)	—	(1,194)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	—	—	—	—
Vehicle loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Commercial real estate loans - owner occupied	—	—	—	—
Commercial loans	—	—	—	—
Paid-off loans:
Residential mortgage loans	4	(726)	—	—
Home equity loans	1	(11)	2	(3)
Vehicle loans	—	—	—	—
Commercial real estate loans	2	(302)	—	—
Commercial real estate loans - owner occupied	—	—	1	(25)
Commercial loans	1	(69)	2	(183)
Ending TDR balance:	158	$27,431	167	$35,450
Accruing TDRs		$18,480		$17,888
Nonaccrual TDRs		8,951		17,562

	For the six months ended June 30,
	2021		2020
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	170	$32,135	176	$31,999
New TDRs	2	2,295	3	84
Re-modified TDRs	5	1,241	3	5,487
Net paydowns	—	(4,073)	—	(1,509)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	—	—	1	(10)
Vehicle loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Commercial real estate loans - owner occupied	—	—	—	—
Commercial loans	—	—	—	—
Paid-off loans:
Residential mortgage loans	4	(726)	2	(330)
Home equity loans	1	(11)	2	(3)
Vehicle loans	—	—	—	—
Commercial real estate loans	5	(2,686)	1	(26)
Commercial real estate loans - owner occupied	1	(47)	1	(25)
Commercial loans	3	(697)	5	(217)
Ending TDR balance:	158	$27,431	167	$35,450

Accruing TDRs		$18,480		$17,888
Nonaccrual TDRs		8,951		17,562

    The following table provides information related to TDRs (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (in thousands):

	For the quarter ended June 30, 2021				For the six months ended June 30, 2021
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Personal Banking:
Residential mortgage loans	—	$—	—	—	1	$121	116	10
Home equity loans	—	—	—	—	1	3	—	—
Total Personal Banking	—	—	—	—	2	124	116	10

Commercial Banking:
Commercial real estate loans	1	725	343	34	3	1,537	1,125	148
Commercial loans	2	2,396	2,295	—	2	2,396	2,295	—
Total Commercial Banking	3	3,121	2,638	34	5	3,933	3,420	148

Total	3	$3,121	2,638	34	7	$4,057	3,536	158

	For the quarter ended June 30, 2020				For the six months ended June 30, 2020
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Personal Banking:
Residential mortgage loans	—	$—	—	—	—	$—	—	—
Home equity loans	1	67	67	12	2	86	84	15
Vehicle loans	—	—	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	—	—
Total Personal Banking	1	67	67	12	2	86	84	15

Commercial Banking:
Commercial real estate loans	1	454	454	58	1	454	454	58
Commercial real estate loans - owner occupied	—	—	—	—	2	2,077	2,051	131
Commercial loans	1	2,500	2,982	—	1	2,500	2,982	—
Total Commercial Banking	2	2,954	3,436	58	4	5,031	5,487	189

Total	3	$3,021	3,503	70	6	$5,117	5,571	204

The following table provides information as of June 30, 2021 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended June 30, 2021 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Vehicle loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Commercial Banking:
Commercial real estate loans	1	—	—	343	—	343
Commercial real estate loans - owner occupied	—	—	—	—	—	—
Commercial loans	2	—	—	2,295	—	2,295
Total Commercial Banking	3	—	—	2,638	—	2,638

Total	3	$—	—	2,638	—	2,638

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

The following table provides information as of June 30, 2021 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the six months ended June 30, 2021 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$116	—	—	—	116
Home equity loans	1	—	—	—	—	—
Vehicle loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	2	116	—	—	—	116

Commercial Banking:
Commercial real estate loans	3	—	—	1,052	73	1,125
Commercial real estate loans - owner occupied	—	—	—	—	—	—
Commercial loans	2	—	—	2,295	—	2,295
Total Commercial Banking	5	—	—	3,347	73	3,420

Total	7	$116	—	3,347	73	3,536

The following table provides information as of June 30, 2020 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the six months ended June 30, 2020 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	2	67	—	17	—	84
Vehicle loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total Personal Banking	2	67	—	17	—	84

Commercial Banking:
Commercial real estate loans	1	—	454	—	—	454
Commercial real estate loans - owner occupied	2	—	—	2,051	—	2,051
Commercial loans	1	—	—	—	2,982	2,982
Total Commercial Banking	4	—	454	2,051	2,982	5,487

Total	6	$67	454	2,068	2,982	5,571

The following table provides information related to troubled debt restructurings modified within the previous twelve months of June 30, 2021 that subsequently defaulted:

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Personal Banking:
Residential mortgage loans	—	$—	—	—
Home equity loans	—	—	—	—
Vehicle loans	—	—	—	—
Consumer loans	—	—	—	—
Total Personal Banking	—	—	—	—

Commercial Banking:
Commercial real estate loans	1	454	454	50
Commercial real estate loans - owner occupied	—	—	—	—
Commercial loans	—	—	—	—
Total Commercial Banking	1	$454	454	50

Total	1	$454	454	50

No TDRs modified within the previous twelve months of June 30, 2020 subsequently defaulted.

The following table provides information related to the amortized cost basis of loan payment delinquencies at June 30, 2021 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 Days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$606	4,051	10,007	14,664	2,939,887	2,954,551	—
Home equity loans	3,677	1,502	6,256	11,435	1,364,793	1,376,228	—
Vehicle loans	4,475	1,392	1,917	7,784	1,383,736	1,391,520	—
Consumer loans	1,096	596	726	2,418	351,293	353,711	302
Total Personal Banking	9,854	7,541	18,906	36,301	6,039,709	6,076,010	302

Commercial Banking:
Commercial real estate loans	2,857	1,335	22,702	26,894	2,756,157	2,783,051	—
Commercial real estate loans - owner occupied	—	—	862	862	431,276	432,138	—
Commercial loans	686	27	4,126	4,839	1,013,942	1,018,781	—
Total Commercial Banking	3,543	1,362	27,690	32,595	4,201,375	4,233,970	—
Total loans	$13,397	8,903	46,596	68,896	10,241,084	10,309,980	302

The following table provides information related to the amortized cost basis of loan payment delinquencies at December 31, 2020 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$28,797	5,083	14,489	48,369	3,019,752	3,068,121	—
Home equity loans	4,763	1,656	8,441	14,860	1,452,876	1,467,736	—
Vehicle loans	7,707	1,776	4,599	14,082	1,138,592	1,152,674	1
Consumer loans	2,867	966	1,459	5,292	350,027	355,319	584
Total Personal Banking	44,134	9,481	28,988	82,603	5,961,247	6,043,850	585

Commercial Banking:
Commercial real estate loans	6,692	1,615	23,307	31,614	2,816,366	2,847,980	—
Commercial real estate loans - owner occupied	4,231	—	1,980	6,211	491,698	497,909	—
Commercial loans	6,405	864	7,325	14,594	1,176,516	1,191,110	—
Total Commercial Banking	17,328	2,479	32,612	52,419	4,484,580	4,536,999	—
Total originated loans	$61,462	11,960	61,600	135,022	10,445,827	10,580,849	585

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

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator for each portfolio segment as of June 30, 2021 (in thousands):

	YTD June 30, 2021	2020	2019	2018	2017	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$300,509	641,609	348,382	185,748	204,651	1,256,519	—	—	2,937,418
Substandard	—	495	—	1,343	1,059	14,236	—	—	17,133
Total residential mortgage loans	300,509	642,104	348,382	187,091	205,710	1,270,755	—	—	2,954,551
Home equity loans
Pass	76,844	242,949	162,871	77,955	72,820	251,135	440,990	42,201	1,367,765
Substandard	—	66	245	200	424	4,656	1,800	1,072	8,463
Total home equity loans	76,844	243,015	163,116	78,155	73,244	255,791	442,790	43,273	1,376,228
Vehicle loans
Pass	494,650	369,808	272,201	163,243	49,891	39,147	—	—	1,388,940
Substandard	12	208	790	677	459	434	—	—	2,580
Total vehicle loans	494,662	370,016	272,991	163,920	50,350	39,581	—	—	1,391,520
Consumer loans
Pass	68,379	103,618	62,378	26,667	12,898	15,131	62,071	1,790	352,932
Substandard	129	89	125	39	17	34	318	28	779
Total consumer loans	68,508	103,707	62,503	26,706	12,915	15,165	62,389	1,818	353,711
Total Personal Banking	940,523	1,358,842	846,992	455,872	342,219	1,581,292	505,179	45,091	6,076,010
Business Banking:
Commercial real estate loans
Pass	132,129	455,283	445,635	293,714	249,646	778,071	29,786	16,779	2,401,043
Special Mention	599	1,333	27,316	2,604	6,901	21,311	669	—	60,733
Substandard	—	33,432	21,064	64,704	59,893	134,247	593	7,342	321,275
Total commercial real estate loans	132,728	490,048	494,015	361,022	316,440	933,629	31,048	24,121	2,783,051
Commercial real estate loans - owner occupied
Pass	20,891	30,499	58,526	80,173	59,144	126,007	1,849	3,602	380,691
Special Mention	—	—	2,719	1,175	4,152	3,453	935	—	12,434
Substandard	—	—	2,832	1,456	11,743	22,443	368	171	39,013
Total commercial real estate loans - owner occupied	20,891	30,499	64,077	82,804	75,039	151,903	3,152	3,773	432,138
Commercial loans
Pass	267,471	163,309	87,765	38,255	41,393	101,885	229,252	14,335	943,665
Special Mention	587	5,279	837	1,018	190	708	2,647	—	11,266
Substandard	234	7,089	7,236	6,470	5,191	3,548	16,487	17,595	63,850
Total commercial loans	268,292	175,677	95,838	45,743	46,774	106,141	248,386	31,930	1,018,781
Total Business Banking	421,911	696,224	653,930	489,569	438,253	1,191,673	282,586	59,824	4,233,970

Total loans	$1,362,434	2,055,066	1,500,922	945,441	780,472	2,772,965	787,765	104,915	10,309,980
    For the six months ended June 30, 2021, $17.8 million of revolving loans were converted to term loans.

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator for each portfolio segment as of December 31, 2020 (in thousands):

	YTD December 31, 2020	2019	2018	2017	2016	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$641,963	418,057	229,477	247,426	215,893	1,289,728	—	—	3,042,544
Substandard	—	68	1,293	1,674	1,091	21,451	—	—	25,577
Total residential mortgage loans	641,963	418,125	230,770	249,100	216,984	1,311,179	—	—	3,068,121
Home equity loans
Pass	273,076	193,439	94,757	87,717	81,212	219,061	465,453	40,759	1,455,474
Substandard	—	210	318	281	876	5,158	3,509	1,910	12,262
Total home equity loans	273,076	193,649	95,075	87,998	82,088	224,219	468,962	42,669	1,467,736
Vehicle loans
Pass	448,746	352,661	218,372	70,122	31,197	24,791	—	—	1,145,889
Substandard	343	1,958	2,087	1,210	667	519	—	—	6,784
Total vehicle loans	449,089	354,619	220,459	71,332	31,864	25,310	—	—	1,152,673
Consumer loans
Pass	128,809	83,419	35,183	17,439	7,848	11,757	66,965	1,695	353,115
Substandard	133	399	139	192	36	619	686	1	2,205
Total consumer loans	128,942	83,818	35,322	17,631	7,884	12,376	67,651	1,696	355,320
Total Personal Banking	1,493,070	1,050,211	581,626	426,061	338,820	1,573,084	536,613	44,365	6,043,850
Business Banking:
Commercial real estate loans
Pass	417,390	473,115	316,045	264,702	195,168	709,459	36,980	29,755	2,442,614
Special Mention	584	3,381	20,180	24,675	15,424	15,817	597	3,048	83,706
Substandard	7,426	4,007	57,694	56,991	24,056	140,147	2,240	29,100	321,661
Total commercial real estate loans	425,400	480,503	393,919	346,368	234,648	865,423	39,817	61,903	2,847,981
Commercial real estate loans - owner occupied
Pass	24,895	67,162	87,497	71,626	46,760	100,081	4,422	7,648	410,091
Special Mention	—	4,371	4,514	3,643	4,276	3,689	3,822	—	24,315
Substandard	—	21,627	1,903	12,898	4,013	21,777	874	410	63,502
Total commercial real estate loans - owner occupied	24,895	93,160	93,914	88,167	55,049	125,547	9,118	8,058	497,908
Commercial loans
Pass	479,436	99,877	50,915	51,858	58,597	49,178	286,467	16,170	1,092,498
Special Mention	5,828	2,751	5,579	4,588	162	190	16,512	5,668	41,278
Substandard	1,660	3,343	2,932	2,016	2,266	3,003	27,988	14,126	57,334
Total commercial loans	486,924	105,971	59,426	58,462	61,025	52,371	330,967	35,964	1,191,110
Total Business Banking	937,219	679,634	547,259	492,997	350,722	1,043,341	379,902	105,925	4,536,999

Total loans	$2,430,289	1,729,845	1,128,885	919,058	689,542	2,616,425	916,515	150,290	10,580,849
    For the year ended December 31, 2020, $23.1 million of revolving loans were converted to term loans.

(4)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	June 30, 2021	December 31, 2020
Amortizable intangible assets:
Core deposit intangibles - gross	$74,899	71,182
Acquisitions	—	3,717
Less: accumulated amortization	(59,680)	(56,896)
Core deposit intangibles - net	$15,219	18,003
Customer and Contract intangible assets - gross	$12,775	12,775
Customer list intangible assets disposed of due to sale of insurance business	(1,591)	—
Less: accumulated amortization	(11,041)	(10,842)
Customer and Contract intangible assets - net	143	1,933
Total intangible assets - net	$15,362	19,936

The following table shows the actual aggregate amortization expense for the quarters ended June 30, 2021 and 2020, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended June 30, 2021	$1,433
For the quarter ended June 30, 2020	1,760
For the six months ended June 30, 2021	3,027
For the six months ended June 30, 2020	3,411
For the year ending December 31, 2021	5,509
For the year ending December 31, 2022	4,277
For the year ending December 31, 2023	3,270
For the year ending December 31, 2024	2,452
For the year ending December 31, 2025	1,662
For the year ending December 31, 2026	871

    The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2019	$346,103
Goodwill acquired	36,176
Balance at December 31, 2020	382,279
Purchase accounting adjustment	77
Goodwill disposed of due to sale of insurance business	(1,359)
Balance at June 30, 2021	$380,997

    We performed our annual goodwill impairment test as of June 30, 2021 in accordance with ASC 350, as updated by ASU 2017-04 ("Step 0"), and concluded that goodwill was not impaired.

(5)    Borrowed Funds

    (a)    Borrowings

	June 30, 2021
	Amount	Average rate
Collateralized borrowings, due within one year	$133,876	0.19%
Subordinated debentures, net of issuance costs	123,501	4.00%
Total borrowed funds	$257,377

Borrowings from the Federal Home Loan Banks ("FHLB") of Pittsburgh and Indianapolis, if any, are secured by our residential first mortgage and other qualifying loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment. During the quarter ended June 30, 2021, $2.0 million of term notes payable to the FHLB of Indianapolis matured.

    The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250.0 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. The revolving line of credit had no balance as of June 30, 2021 and December 31, 2020.

    At June 30, 2021 and December 31, 2020, collateralized borrowings due within one year were $133.9 million and $137.7 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB.

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

The following table sets forth a summary of the cumulative trust preferred securities and the junior subordinated debt held by the Trust as of June 30, 2021.

	Maturity date	Interest rate	Capital debt securities	June 30, 2021
Northwest Bancorp Capital Trust III	December 30, 2035	3-month LIBOR plus 1.38%	$50,000	$51,547
Northwest Bancorp Statutory Trust IV	December 15, 2035	3-month LIBOR plus 1.38%	50,000	51,547
LNB Trust II	June 15, 2037	3-month LIBOR plus 1.48%	7,875	8,119
UNCT I (1)	January 23, 2034	3-month LIBOR plus 2.85%	8,000	7,938
UNCT II (1)	November 23, 2034	3-month LIBOR plus 2.00%	3,000	2,727
MFBC Statutory Trust I (1)	September 15, 2035	3-month LIBOR plus 1.70%	5,000	3,528
Universal Preferred Trust (1)	October 7, 2035	3-month LIBOR plus 1.69%	5,000	3,518
				$128,924
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

(6)    Guarantees

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At June 30, 2021, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $46.4 million, of which $38.0 million is fully collateralized. At June 30, 2021, we had a liability which represents deferred income of $530,000 related to the standby letters of credit.

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

The following table sets forth the computation of basic and diluted EPS (in thousands, except share data and per share amounts):

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$48,967	(6,200)	89,204	1,739
Less: Dividends and undistributed earnings allocated to participating securities	340	(47)	619	13
Net income available to common shareholders	$48,627	(6,153)	88,585	1,726

Weighted average common shares outstanding	126,749,707	121,480,563	126,456,814	113,672,131
Add: Participating shares outstanding	887,958	982,754	887,958	982,754
Total weighted average common shares and dilutive potential shares	$127,637,665	122,463,317	127,344,772	114,654,885

Basic earnings per share	$0.38	(0.05)	0.70	0.02

Diluted earnings per share	$0.38	(0.05)	0.70	0.02

(8)    Pension and Other Post-Retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post-retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended June 30,
	Pension benefits		Other post-retirement benefits
	2021	2020	2021	2020
Service cost	$2,860	2,098	—	—
Interest cost	1,518	1,714	5	6
Expected return on plan assets	(3,465)	(3,091)	—	—
Amortization of prior service cost	(581)	(581)	—	—
Amortization of the net loss	1,040	924	3	4
Net periodic cost	$1,372	1,064	8	10

	Six months ended June 30,
	Pension benefits		Other post-retirement benefits
	2021	2020	2021	2020
Service cost	$5,720	4,196	—	—
Interest cost	3,035	3,427	9	13
Expected return on plan assets	(6,930)	(6,182)	—	—
Amortization of prior service cost	(1,161)	(1,161)	—	—
Amortization of the net loss	2,079	1,848	7	9
Net periodic cost	$2,743	2,128	16	22

    We anticipate making a contribution to our defined benefit pension plan of $4.0 million to $8.0 million during the year ending December 31, 2021.

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At June 30, 2021 and December 31, 2020, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at June 30, 2021 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$857,152	857,152	857,152	—	—
Securities available-for-sale	1,599,024	1,599,024	—	1,599,024	—
Securities held-to-maturity	639,424	632,620	—	632,620	—
Loans receivable, net	10,163,595	10,152,694	—	—	10,152,694
Residential mortgage loans held-for-sale	29,055	29,055	—	—	29,055
Accrued interest receivable	27,585	27,585	27,585	—	—
Interest rate lock commitments	3,608	3,608	—	—	3,608
Forward commitments	393	393	—	393	—
Foreign exchange swaps	94	94	—	94	—
Interest rate swaps not designated as hedging instruments	38,054	38,054	—	38,054	—
FHLB stock	23,287	23,287	—	—	—
Total financial assets	$13,381,271	13,363,566	884,737	2,270,185	10,185,357

Financial liabilities:
Savings and checking deposits	$10,627,610	10,627,610	10,627,610	—	—
Time deposits	1,463,098	1,480,940	—	—	1,480,940
Borrowed funds	257,377	262,405	133,876	128,529	—
Junior subordinated debentures	128,924	121,598	—	—	121,598
Foreign exchange swaps	4	4	—	4	—
Interest rate swaps not designated as hedging instruments	38,349	38,349	—	38,349	—
Risk participation agreements	84	84	—	84	—
Accrued interest payable	1,820	1,820	1,820	—	—
Total financial liabilities	$12,517,266	12,532,810	10,763,306	166,966	1,602,538

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both June 30, 2021 and December 31, 2020.

    The following table represents assets and liabilities measured at fair value on a recurring basis at June 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	59,254	—	59,254
Government-sponsored enterprises	—	71,858	—	71,858
States and political subdivisions	—	115,029	—	115,029
Total debt securities	—	246,141	—	246,141

Residential mortgage-backed securities:
GNMA	—	19,887	—	19,887
FNMA	—	184,700	—	184,700
FHLMC	—	114,475	—	114,475
Non-agency	—	448	—	448
Collateralized mortgage obligations:
GNMA	—	490,520	—	490,520
FNMA	—	306,516	—	306,516
FHLMC	—	236,337	—	236,337
Total mortgage-backed securities	—	1,352,883	—	1,352,883

Interest rate lock commitments	—	—	3,608	3,608
Forward commitments	—	393	—	393
Foreign exchange swaps	—	94	—	94
Interest rate swaps not designated as hedging instruments	—	38,054	—	38,054
Total assets	$—	1,637,565	3,608	1,641,173

Foreign exchange swaps	$—	4	—	4
Interest rate swaps not designated as hedging instruments	—	38,349	—	38,349
Risk participation agreements	—	84	—	84
Total liabilities	$—	38,437	—	38,437

    The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	40,917	—	40,917
Government-sponsored enterprises	—	94,507	—	94,507
States and political subdivisions	—	116,813	—	116,813
Total debt securities	—	252,237	—	252,237

Residential mortgage-backed securities:
GNMA	—	23,026	—	23,026
FNMA	—	203,571	—	203,571
FHLMC	—	134,572	—	134,572
Non-agency	—	465	—	465
Collateralized mortgage obligations:
GNMA	—	343,409	—	343,409
FNMA	—	262,109	—	262,109
FHLMC	—	179,552	—	179,552
Total mortgage-backed securities	—	1,146,704	—	1,146,704

Interest rate lock commitments	—	—	6,465	6,465
Forward commitments	—	1,105	—	1,105
Interest rate swaps not designated as hedging instruments	—	53,863	—	53,863
Total assets	$—	1,453,909	6,465	1,460,374

Interest rate swaps not designated as hedging instruments	$—	54,579	—	54,579
Risk participation agreements	—	86	—	86
Total liabilities	$—	54,665	—	54,665

    The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	For the quarter ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Beginning balance	$5,060	507	6,465	559

Total gains or losses:
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—

Interest rate lock commitments:
Net activity	(1,452)	6,909	(2,857)	6,857
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—

Ending balance	$3,608	7,416	3,608	7,416

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held-for-sale, loans individually assessed, real estate owned, and mortgage servicing rights.

    The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of June 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	91,288	91,288
Mortgage servicing rights	—	—	2,211	2,211
Real estate owned, net	—	—	1,353	1,353
Total assets	$—	—	94,852	94,852

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
The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2021 (in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	$91,288	Appraisal value (1)	Estimated cost to sell	10.0%
		Discounted cash flow	Discount rate	10.92% to 15.4% (12.27%)

Mortgage servicing rights	2,211	Discounted cash	Annual service cost	$84
		flow	Prepayment rates	11.9% to 28.1% (22.3%)
			Expected life (months)	41.4 to 70.7 (57.3)
			Option adjusted spread	750 basis points
			Forward yield curve	0.09% to 1.56%

Real estate owned, net	$1,353	Appraisal value (1)	Estimated cost to sell	10.0%
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

    The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the quarter ended September 30, 2020, the Company discontinued these cash flow hedges and, as a result, reclassified a $1.3 million loss into earnings. As of June 30, 2021, the Company had no cash flow hedges.

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

    The following table presents information regarding our derivative financial instruments for the periods indicated (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At June 30, 2021
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$602,029	38,054	602,029	38,349
Foreign exchange swap agreements	6,265	94	3,088	4
Interest rate lock commitments	127,328	3,608	—	—
Forward commitments	12,166	393	—	—
Risk participation agreements	—	—	82,157	84
Total derivatives	$747,788	42,149	687,274	38,437

At December 31, 2020
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$599,300	53,863	599,300	54,579
Interest rate lock commitments	171,357	6,465	—	—
Forward commitments	25,474	1,105	—	—
Risk participation agreements	—	—	77,532	86
Total derivatives	$796,131	61,433	676,832	54,665

The following table presents income or expense recognized on derivatives for the periods indicated (in thousands):

	For the quarter ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Hedging derivatives:
Decrease in interest expense	$—	(90)	—	(102)

Non-hedging swap derivatives:
Increase/(decrease) in other income	(26)	(345)	498	(522)
Increase in mortgage banking income	1,510	8,247	3,570	8,248

(11)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of June 30, 2021, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

    During the year-ended December 31, 2018, Northwest and our subsidiary, The Bert Company (doing business as Northwest Insurance Services) (“NWIS”), were involved in a lawsuit against, among others, First National Bank of Pennsylvania (“FNB”) and their insurance subsidiary, First National Insurance Agency, LLC (“FNIA”). All counterclaims against Northwest were discontinued and, in December 2018, a verdict was rendered in favor of NWIS on several of its claims. Post-trial proceedings have continued throughout the current year and, due to the inherent uncertainties with respect to these proceedings, we have not accrued any awards associated with this verdict within our Consolidated Financial Statements as of June 30, 2021.

(12)    Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended June 30, 2021
	Unrealized gains/(losses) on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2021	$(653)	—	(50,059)	(50,712)

Other comprehensive income before reclassification adjustments (1)	4,322	—	—	4,322
Amounts reclassified from accumulated other comprehensive income (2) (3)	(136)	—	334	198

Net other comprehensive income	4,186	—	334	4,520

Balance as of June 30, 2021	$3,533	—	(49,725)	(46,192)

	For the quarter ended June 30, 2020
	Unrealized gains/(losses) on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2020	$11,341	(409)	(39,839)	(28,907)

Other comprehensive income/(loss) before reclassification adjustments (4) (5)	4,790	(537)	—	4,253
Amounts reclassified from accumulated other comprehensive income (6) (7)	(35)	—	249	214

Net other comprehensive income/(loss)	4,755	(537)	249	4,467

Balance as of June 30, 2020	$16,096	(946)	(39,590)	(24,440)
(1)Consists of unrealized holding gains, net of tax of $1,245.
(2)Consists of realized losses, net of tax of ($43).
(3)Consists of realized gains, net of tax of $128.
(4)Consists of unrealized holding gains, net of tax $1,902.
(5)Consists of realized losses, net of tax ($47).
(6)Consists of realized losses, net of tax of ($13).
(7)Consists of realized gains, net of tax of $99.

	For the six months ended June 30, 2021
	Unrealized gains/(losses) on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2020	$16,843	—	(50,392)	(33,549)

Other comprehensive loss before reclassification adjustments (1)	(13,099)	—	—	(13,099)
Amounts reclassified from accumulated other comprehensive income (2) (3)	(211)	—	667	456

Net other comprehensive income/loss	(13,310)	—	667	(12,643)

Balance as of June 30, 2021	$3,533	—	(49,725)	(46,192)

	For the six months ended June 30, 2020
	Unrealized gains on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2019	$3,147	—	(40,088)	(36,941)

Other comprehensive income/(loss) before reclassification adjustments (4) (5)	12,947	(946)	—	12,001
Amounts reclassified from accumulated other comprehensive income (6) (7)	2	—	498	500

Net other comprehensive income/(loss)	12,949	(946)	498	12,501

Balance as of June 30, 2020	$16,096	(946)	(39,590)	(24,440)
(1)Consists of unrealized holding losses, net of tax of ($4,736).
(2)Consists of realized losses, net of tax of ($65).
(3)Consists of realized gains, net of tax of $258.
(4)Consists of unrealized holding gains, net of tax $5,179.
(5)Consists of realized holding losses, net of tax ($209) .
(6)Consists of realized gains, net of tax of $1.
(7)Consists of realized gains, net of tax of $198.

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

Important factors that might cause such a difference include, but are not limited to:

•     the disruption to local, regional, national and global economic activity caused by infectious disease outbreaks, including the outbreak of coronavirus, or COVID-19, and the significant impact that such outbreak has had and may continue to have on our growth, operations and earnings;
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

In January 2021, the FASB issued ASU No. 2021-01, "Reference Rate Reform." This ASU provides amendments, which are elective, and apply to all entities that have derivative instruments that use an interest rate for margining, discounting or contract price alignment of certain derivative instruments that are modified as a result of the reference rate reform. This guidance is effective as of the date of issuance through December 31, 2022. We are currently in the process of evaluating the amendments and determining the impact on our financial statements.

Comparison of Financial Condition

Total assets at June 30, 2021 were $14.298 billion, an increase of $491.8 million, or 3.6%, from $13.806 billion at December 31, 2020.  This increase in assets was largely due to an increase in marketable securities held-to-maturity and available-for-sale as well as an increase in total cash and cash equivalents, as described in further detail below.

Total cash and cash equivalents increased by $120.9 million, or 16.4%, to $857.2 million at June 30, 2021 from $736.3 million at December 31, 2020. This increase was primarily due to the increase in customer deposit balances associated with consumer stimulus checks and loan funds from the continuation of the Paycheck Protection Program ("PPP").

Total marketable securities increased by $660.6 million, or 41.9%, to $2.238 billion at June 30, 2021 from $1.578 billion at December 31, 2020. This increase was primarily due to the $460.5 million increase in held-to-maturity marketable securities as a result of investing excess cash generated by deposits within our held-to-maturity portfolio.

Total loans receivable decreased by $270.9 million, or 2.6%, to $10.310 billion at June 30, 2021, from $10.581 billion at December 31, 2020. This decrease was due to loan paydowns and payoffs outpacing new originations across all of our loan portfolios during the current quarter, including PPP forgiveness, with the exception of consumer loans, primarily indirect auto, which increased by $237.2 million, or 15.7%, to $1.745 billion at June 30, 2021 compared to $1.508 billion at December 31, 2020.

     Total deposits increased by $491.5 million, or 4.2%, to $12.091 billion at June 30, 2021 from $11.599 billion at December 31, 2020. This increase was primarily due to increases in checking deposits of $354.7 million, or 6.5%, as well as savings and money market deposits of $315.8 million, or 7.0%. These increases were primarily the result of consumer stimulus checks and PPP loan funds. Partially offsetting this increase was a decrease in time deposits of $179.0 million, or 10.9%, as customers move funds from term products to checking and savings accounts.

Total shareholders’ equity at June 30, 2021 was $1.575 billion, or $12.32 per share, an increase of $36.7 million, or 2.4%, from $1.539 billion, or $12.11 per share, at December 31, 2020.  This increase was primarily the result of quarterly earnings of $49.0 million. Partially offsetting this increase was the payment of cash dividends of $25.5 million for the quarter ended June 30, 2021.

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

	At June 30, 2021
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,718,814	17.087%	$1,056,219	10.500%	$1,005,923	10.000%
Northwest Bank	1,491,293	14.839%	1,055,241	10.500%	1,004,991	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,474,489	14.658%	855,035	8.500%	804,739	8.000%
Northwest Bank	1,395,558	13.886%	854,243	8.500%	803,993	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,349,554	13.416%	704,146	7.000%	653,850	6.500%
Northwest Bank	1,395,558	13.886%	703,494	7.000%	653,244	6.500%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,474,489	10.265%	574,557	4.000%	718,196	5.000%
Northwest Bank	1,395,558	9.855%	566,453	4.000%	708,066	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

	At December 31, 2020
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,654,198	16.642%	$1,043,693	10.500%	$993,993	10.000%
Northwest Bank	1,478,310	14.887%	1,042,655	10.500%	993,004	10.000%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,406,321	14.148%	844,894	8.500%	795,195	8.000%
Northwest Bank	1,354,028	13.636%	844,054	8.500%	794,403	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,281,516	12.893%	695,795	7.000%	646,096	6.500%
Northwest Bank	1,354,028	13.636%	695,103	7.000%	645,453	6.500%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,406,321	10.145%	554,501	4.000%	693,126	5.000%
Northwest Bank	1,354,028	9.903%	546,905	4.000%	683,631	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest Bank’s liquidity ratio at June 30, 2021 was 18.8%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At June 30, 2021, Northwest had $3.695 billion of additional borrowing capacity available with the FHLB, including $250.0 million on an overnight line of credit which had no balance at June 30, 2021, as well as $85.7 million of borrowing capacity available with the Federal Reserve Bank and $110.0 million with three correspondent banks.

Dividends

We paid $25.5 million and $24.3 million in cash dividends during the quarters ended June 30, 2021 and 2020, respectively.  The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) was 52.6% and (380.0%) for the quarters ended June 30, 2021 and June 30, 2020, respectively, on dividends of $0.20 per share for the quarter ended June 30, 2021 and $0.19 per share for the quarter ended June 30, 2020. On July 26, 2021, the Board of Directors declared a cash dividend of $0.20 per share payable on August 16, 2021 to shareholders of record as of August 5, 2021. This represents the 107th consecutive quarter we have paid a cash dividend.

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

	June 30, 2021	December 31, 2020
	(in thousands)
Nonaccrual loans 90 days or more past due:
Residential mortgage loans	$10,007	14,489
Home equity loans	6,256	8,441
Consumer loans	2,341	5,473
Commercial real estate loans	23,564	25,287
Commercial loans	4,126	7,325
Total loans 90 days or more past due	$46,294	61,015
Total REO, net	$1,353	2,232
Total loans 90 days or more past due and REO	47,647	63,247
Total loans 90 days or more past due to net loans receivable	0.45%	0.58%
Total loans 90 days or more past due and REO to total assets	0.33%	0.46%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	46,294	61,015
Nonaccrual loans - loans less than 90 days past due	160,467	41,817
Loans 90 days or more past due and still accruing	302	585
Total nonperforming loans	207,063	103,417
Total nonperforming assets	$208,416	105,649
Nonaccrual TDR loans (1)	$8,951	10,704
Accruing TDR loans	18,480	21,431
Total TDR loans	$27,431	32,135
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

If a substandard or doubtful loan is not individually assessed, it is grouped with other loans that possess common characteristics for credit losses and analysis.  For the purpose of calculating reserves, we have grouped our loans into seven segments: residential mortgage loans, home equity loans, vehicle loans, consumer loans, commercial real estate loans, commercial real estate loans - owner occupied and commercial loans. The allowance for credit losses is measured using a combination of statistical models. We use a twenty four month forecasting period and revert to historical average loss rates thereafter. Reversion to average loss rates takes place over twelve months. Historical average loss rates are calculated using historical data beginning in October 2009 through the current period.

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

     We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness.  As part of the analysis as of June 30, 2021, we considered the most recent economic conditions and forecasts available which incorporated the impact of COVID-19. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL decreased by $17.1 million, or 12.7%, to $117.3 million, or 1.14% of total loans at June 30, 2021 from $134.4 million, or 1.27% of total loans, at December 31, 2020.  Total classified loans decreased $36.2 million, or 7.4%, to $453.1 million at June 30, 2021 from $489.3 million at December 31, 2020. This decrease was primarily due to the upgrade and payoff of loans in our commercial real estate portfolios during the year.

We also consider how the levels of nonaccrual loans and historical charge-offs have influenced the required amount of allowance for credit losses. Nonaccrual loans of $206.8 million, or 2.01% of total loans receivable at June 30, 2021, increased by $103.9 million, or 46.4%, from $102.8 million, or 0.97% of total loans receivable at December 31, 2020. This increase was primarily related to loans within the hospitality industry as they were judgmentally placed on nonaccrual after the end of their deferral periods. As a percentage of average loans, annualized net charge-offs increased to 0.26% for the quarter ended June 30, 2021 compared to 0.13% for the year ended December 31, 2020.

Comparison of Operating Results for the Quarters Ended June 30, 2021 and 2020

Net income for the quarter ended June 30, 2021 was $49.0 million, or $0.38 per diluted share, an increase of $55.2 million, from a net loss of $6.2 million, or ($0.05) per diluted share, for the quarter ended June 30, 2020. The increase in net income primarily resulted from a decrease in provision for credit losses of $51.8 million to no provision for credit losses for the quarter ended June 30, 2021 compared to provision expense of $51.8 million for the quarter ended June 30, 2020. Also contributing to the increase in net income was an increase in noninterest income of $19.2 million, or 54.1% and a decrease in noninterest expense of $2.8 million, or 3.2%. Partially offsetting these changes was a decrease in net interest income of $2.3 million, or 2.4%. Net income for the quarter ended June 30, 2021 represents annualized returns on average equity and average assets of 12.58% and 1.37%, respectively, compared to (1.63%) and (0.18%) for the same quarter last year. A further discussion of notable changes follows.

Interest Income

    Total interest income decreased $6.0 million, or 5.5%, to $102.6 million for the quarter ended June 30, 2021 from $108.5 million for the quarter ended June 30, 2020. This decrease is due to a decrease in the average yield earned on interest-earning assets to 3.10% for the quarter ended June 30, 2021 from 3.72% for the quarter ended June 30, 2020 due to decreases in market interest rates over the past year. Offsetting this decrease in average yield earned was an increase in the average balance of interest-earning assets by $1.520 billion, or 13.0%, to $13.252 billion for the quarter ended June 30, 2021 from $11.732 billion for the quarter ended June 30, 2020. This increase is due to growth across all interest-earning asset categories.

    Interest income on loans receivable decreased by $7.8 million, or 7.5%, to $95.3 million for the quarter ended June 30, 2021 compared to $103.0 million for the quarter ended June 30, 2020. This decrease in interest income is primarily due to a decrease in the average yield on loans receivable to 3.71% for the quarter ended June 30, 2021 from 4.06% for the quarter ended June 30, 2020, again due to the decrease in market interest rates as well as $270.0 million of PPP loans as of June 30, 2021 with coupon rates of 1.00%. Partially offsetting this decrease in the average yield earned was an increase in the average balance of loans receivable of $96.8 million, or 0.9%, to $10.297 billion for the quarter ended June 30, 2021 from $10.201 billion for the quarter ended June 30, 2020. Included in loan interest income for the current quarter is $2.5 million of accretion related to PPP fees, net of origination costs.

    Interest income on mortgage-backed securities increased by $1.6 million, or 40.7%, to $5.7 million for the quarter ended June 30, 2021 compared to $4.0 million for the quarter ended June 30, 2020. This increase is driven by an increase in the average balance of mortgage-backed securities of $1.042 billion, or 145.7%, to $1.756 billion for the quarter ended June 30, 2021 from $714.7 million for the quarter ended June 30, 2020. This increase in average balance was primarily a result of additional purchases utilizing excess cash from deposit growth during the past year. Offsetting this increase was a decrease in the average yield on mortgage-backed securities to 1.29% for the quarter ended June 30, 2021 from 2.26% for the quarter ended June 30, 2020 due to new purchases at lower market yields than our existing portfolio.

    Interest income on investment securities increased by $284,000, or 28.3%, for the quarter ended June 30, 2021 to $1.3 million from $1.0 million for the quarter ended June 30, 2020. This increase was due to an increase in the average balance of investment securities by $194.1 million, or 114.0%, to $364.4 million for the quarter ended June 30, 2021 from $170.3 million for the quarter ended June 30, 2020. The average balance of investment securities increased due to the utilization of excess funds from deposit growth. Partially offsetting this increase was a decrease in the average yield on investment securities which decreased to 1.41% for the quarter ended June 30, 2021 from 2.36% for the quarter ended June 30, 2020 due to new investment purchases at yields lower than existing portfolios.

    Dividends on FHLB stock decreased by $171,000, or 55.3%, to $138,000 for the quarter ended June 30, 2021 from $309,000 for the quarter ended June 30, 2020. This decrease was primarily due to the decrease in average yield on FHLB stock. The average yield decreased to 2.40% for the quarter ended June 30, 2021 from 5.60% for the quarter ended June 30, 2020 as the FHLB of Pittsburgh recently decreased yields on required stock holdings in reaction to lower market interest rates. Slightly offsetting this decrease was an increase in the average balance of FHLB stock by $0.9 million, or 4.1%. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

    Interest income on interest-earning deposits increased by $7,000, or 3.8%, to $192,000 for the quarter ended June 30, 2021 from $185,000 for the quarter ended June 30, 2020. The average balance of interest-earning deposits increased by $186.9 million to $810.7 million for the quarter ended June 30, 2021 from $623.9 million for the quarter ended June 30, 2020 due to excess liquidity from recent deposit inflows. This increase in average balance was offset by the decrease in the average yield on interest-earning deposits to 0.09% for the quarter ended June 30, 2021 from 0.12% for the quarter ended June 30, 2020.

Interest Expense

Interest expense decreased by $3.6 million, or 34.8%, to $6.8 million for the quarter ended June 30, 2021 from $10.5 million for the quarter ended June 30, 2020.  This decrease in interest expense was primarily due to the decline in the average cost of interest-bearing liabilities, which decreased to 0.29% for the quarter ended June 30, 2021 from 0.48% for the quarter ended June 30, 2020. This decrease resulted from decreases in the interest rate paid on deposits and junior subordinated debentures in response to decreases in market interest rates. Partially offsetting this decrease was an increase in the average balance of interest-bearing liabilities by $734.2 million, or 8.4%, to $9.512 billion for the quarter ended June 30, 2021 from $8.778 billion for the quarter ended June 30, 2020. This increase in average balance resulted from internal growth in deposits. In addition, on September 9, 2020, the Company issued $125 million of fixed-to-floating subordinated debt with an initial five-year fixed interest rate of 4.00%.

Net Interest Income

Net interest income decreased by $2.3 million, or 2.4%, to $95.7 million for the quarter ended June 30, 2021 from $98.1 million for the quarter ended June 30, 2020.  This decrease is attributable to the factors discussed above. Our interest rate spread decreased to 2.82% for the quarter ended June 30, 2021 from 3.24% for the quarter ended June 30, 2020 and our net interest margin decreased to 2.89% for the quarter ended June 30, 2021 from 3.34% for the quarter ended June 30, 2020 primarily due to declining interest-earning asset yields.

Provision for Credit Losses

    The provision for credit losses decreased by $51.8 million, or 100.0%, as the Company recorded no provisions for credit losses during the quarter ended June 30, 2021 compared to a provision expense of $51.8 million for the quarter ended June 30, 2020. The prior year second quarter was significantly impacted by the onset of COVID-19 and the uncertainty surrounding the possible negative effect on economic forecasts. As such, the outsized provision in the prior year was driven by the estimated increase in possible future loan losses due to COVID-19. The current period decrease was driven by continued improvements in economic forecasts compared to the uncertainty that existed last year in industries impacted by COVID-19.

    In determining the amount of the current period provision, we considered current and forecasted economic conditions, including but not limited to improvements in unemployment levels, expected economic growth, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled "Allowance for Credit Losses." The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at June 30, 2021.

Noninterest Income

Noninterest income increased by $19.2 million, or 54.1%, to $54.7 million for the quarter ended June 30, 2021 from $35.5 million for the quarter ended June 30, 2020. This increase was primarily due to a $25.3 million pre-tax gain on the sale of our insurance business offered through Northwest Insurance Services, which closed April 30, 2021. In addition, trust and other financial services income increased $2.6 million, or 54.2%, as a result of increases in both trust and brokerage advisory services. Partially offsetting these increases was a decrease in mortgage banking income of $8.2 million to $3.8 million for the quarter ended June 30, 2021 from $12.0 million for the quarter ended June 30, 2020 due to the impact of less favorable pricing in the secondary market.

Additionally, insurance commission income decreased by $1.4 million, or 56.5%, due to the sale of the insurance business during the current quarter.

Noninterest Expense

Noninterest expense decreased by $2.8 million, or 3.2%, to $86.3 million for the quarter ended June 30, 2021 from $89.2 million for the quarter ended June 30, 2020.  This decrease was primarily due to a decrease of $9.0 million, or 93.5%, in merger related expenses due to expenses incurred in the prior year as a result of the acquisition of MutualFirst Financial, Inc. Also contributing to this decrease was a decrease of $6.4 million, or 81.9%, in other expenses primarily due to an elevated reserve for unfunded commitments during the second quarter of 2020 resulting from the estimated economic impact of COVID-19. Partially offsetting these decreases was an increase of $8.8 million, or 22.1%, in compensation and employee benefits to $48.9 million for the quarter ended June 30, 2021 from $40.0 million for the quarter ended June 30, 2020 primarily due to increases in health insurance and other benefit costs, regular merit expense and the addition of MutualBank employees and other strategic personnel. In addition, processing expenses increased by $3.5 million, or 29.7%, to $15.2 million for the quarter ended June 30, 2021 from $11.7 million for the quarter ended June 30, 2020 as we continue to invest in technology and infrastructure and as activity-driven utilization fees for ATM, check card, and online and mobile banking has increased. Professional services expense increased $1.4 million, or 49.8%, due to the utilization of third-party experts to assist with our digital strategy rollout.

Income Taxes

The provision for income taxes increased by $16.3 million to $15.1 million for the quarter ended June 30, 2021 from a tax benefit of $1.1 million for the quarter ended June 30, 2020. This increase in income tax expense is primarily the result of the $71.4 million increase in pretax income to $64.1 million for the quarter ended June 30, 2021 from a pretax loss of $7.3 million for the quarter ended June 30, 2020. We anticipate our effective tax rate to be between 22.0% and 24.0% for the year ending December 31, 2021.

Comparison of Operating Results for the Six Months Ended June 30, 2021 and 2020

Net income for the six months ended June 30, 2021 was $89.2 million, or $0.70 per diluted share, an increase of $87.5 million, from $1.7 million, or $0.02 per diluted share, for the six months ended June 30, 2020. The increase in net income resulted primarily from a decrease in provision for credit losses of $85.0 million, or 107.1%, as well as an increase in noninterest income of $23.2 million, or 36.5%, and an increase in net interest income of $10.9 million, or 5.9%. Partially offsetting these factors were an increase of $4.7 million, or 2.8%, in noninterest expense and an increase in income tax expense of $26.9 million. Net income for the six months ended June 30, 2021 represents annualized returns on average equity and average assets of 11.61% and 1.27%, respectively, compared to 0.24% and 0.03% for the six months ended June 30, 2020.  A further discussion of notable changes follows.

Interest Income

    Total interest income increased by $1.7 million, or 0.8%, to $210.6 million for the six months ended June 30, 2021 from $208.9 million for the six months ended June 30, 2020. This increase is the result of an increase in the average balance of interest-earning assets of $2.385 billion, or 22.3%, to $13.070 billion for the six months ended June 30, 2021 from $10.685 billion for the six months ended June 30, 2020 due primarily to internal growth as well as the MutualBank acquisition. Offsetting this increase was a decrease in the average yield earned on interest-earning assets to 3.23% for the six months ended June 30, 2021 from 3.93% for the six months ended June 30, 2020. This decrease in average yield is attributed to a decline in overall market interest rates.

Interest income on loans receivable decreased by $412,000, or 0.2%, to $197.6 million for the six months ended June 30, 2021 from $198.0 million for the six months ended June 30, 2020.  This decrease is attributed to a decrease in the average yield on loans receivable to 3.83% for the six months ended June 30, 2021 from 4.20% for the six months ended June 30, 2020 primarily as a result of the decrease in market interest rates as well as $270.0 million of PPP loans as of June 30, 2021 with coupon rates of 1.00%. Partially offsetting this decrease was an increase in the average balance of loans receivable of $864.2 million, or 9.1%, to $10.352 billion for the six months ended June 30, 2021 from $9.487 billion for the six months ended June 30, 2020. This increase is due to organic loan growth as well as the MutualBank acquisition. Included in loan interest income for the current period is $7.3 million of accretion related to PPP fees, net of origination costs.

    Interest income on mortgage-backed securities increased by $1.7 million, or 20.3%, to $9.9 million for the six months ended June 30, 2021 from $8.2 million for the six months ended June 30, 2020. This increase is attributed to an increase in the average balance of mortgage-backed securities of $850.0 million, or 122.9%, to $1.542 billion for the six months ended June 30, 2021 from $691.6 million for the six months ended June 30, 2020. This increase is due primarily to the addition of the MutualBank portfolio and additional purchases utilizing excess cash from deposit growth during the past year. Partially offsetting this increase was a decrease in the average yield on mortgage-backed securities to 1.28% for the quarter ended June 30, 2021 from 2.38% for the quarter ended June 30, 2020. This decrease in yield was primarily due to new purchases and the assumption of mortgage-backed securities from MutualBank at lower market yields than our existing portfolio.

Interest income on investment securities increased by $660,000, or 35.9%, to $2.5 million for the six months ended June 30, 2021 from $1.8 million for the six months ended June 30, 2020. This increase is primarily attributable to an increase in the average balance of investment securities of $190.7 million, or 121.3%, to $348.0 million for the six months ended June 30, 2021 from $157.2 million for the six months ended June 30, 2020. The average balance of investments increased due to the utilization of excess funds from deposit growth. Partially offsetting this increase was a decrease in the average yield on investment securities to 1.43% for the six months ended June 30, 2021 from 2.34% for the six months ended June 30, 2020.

Dividends on FHLB stock decreased by $317,000, or 55.5%, to $254,000 for the six months ended June 30, 2021 from $571,000 for the six months ended June 30, 2020. This decrease was due to a decrease in the average yield on FHLB stock to 2.27% for the six months ended June 30, 2021 from 6.02% for the six months ended June 30, 2020 as the FHLB of Pittsburgh recently decreased yields on required stock holdings due to lower market interest rates. Partially offsetting this decrease was an increase of $3.4 million, or 17.8%, in the average balance of FHLB stock to $22.5 million for the six months ended June 30, 2021 from $19.1 million for the six months ended June 30, 2020. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits increased by $55,000, or 17.2%, to $375,000 for the six months ended June 30, 2021 from $320,000 for the six months ended June 30, 2020.  This increase is attributable to an increase in the average balance of interest-earning deposits, which increased by $476.6 million, to $805.9 million for the six months ended June 30, 2021 from $329.3 million for the six months ended June 30, 2020 due to excess liquidity from steady deposit inflows. Partially offsetting this increase was a decrease in the average yield on interest-earning deposits to 0.09% for the six months ended June 30, 2021 from 0.19% for the six months ended June 30, 2020, as a result of decreases in the targeted federal funds rate by the Federal Reserve.

Interest Expense

Interest expense decreased by $9.2 million, or 39.1%, to $14.4 million for the six months ended June 30, 2021 from $23.6 million for the six months ended June 30, 2020. This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 0.31% for the six months ended June 30, 2021 from 0.59% for the six months ended June 30, 2020. This decrease resulted from decreases in the interest rate paid on deposits and junior subordinated debentures in response to decreases in market interest rates. Partially offsetting this decrease was an increase in the average balance of interest-bearing liabilities which increased by $1.389 billion, or 17.2%, to $9.445 billion for the six months ended June 30, 2021 from $8.056 billion for the six months ended June 30, 2020. This increase resulted from both internal growth in deposits as well as the addition of $1.617 billion of deposits from the acquisition of MutualBank. In addition, on September 9, 2020, the Company issued $125 million of fixed-to-floating subordinated debt with an initial five year fixed interest rate of 4.00%.

Net Interest Income

Net interest income increased by $10.9 million, or 5.9%, to $196.2 million for the six months ended June 30, 2021 from $185.3 million for the six months ended June 30, 2020.  This increase is attributable to the factors discussed above. Despite the overall increase in net interest income due primarily to balance sheet growth and the accretion of net PPP fees, our interest rate spread and net interest margin both decreased. Our interest rate spread decreased to 2.92% for the six months ended June 30, 2021 from 3.34% for the six months ended June 30, 2020 and our net interest margin decreased to 3.00% for the six months ended June 30, 2021 from 3.47% for the six months ended June 30, 2020. These decreases were primarily due to declining interest-earning asset yields. Contributing to the decline in asset yields was an increase in average cash balances of $476.6 million, earning just 0.09%, due to deposit growth associated with the PPP loan funds and consumer stimulus checks.

Provision for Credit Losses

    The provision for credit losses decreased by $85.0 million to a credit or release of reserve for credit losses of $5.6 million for the six months ended June 30, 2021 from a provision expense of $79.4 million for the six months ended June 30, 2020. This decrease was primarily due to continued improvements in economic forecasts compared to the uncertainty that existed last year in industries impacted by COVID-19.

Total nonaccrual loans increased by $91.3 million to $206.8 million, or 2.01% of total loans, at June 30, 2021 from $115.5 million, or 1.06% of total loans at June 30, 2020. Annualized net charge-offs to average loans decreased to 0.22% for the six months ended June 30, 2021 from 0.35% for the six months ended June 30, 2020.

In determining the amount of the current period provision, we considered current economic conditions, including but not limited to unemployment levels, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience.  We analyze the allowance for credit losses as described in the section entitled "Allowance for Credit Losses."  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at June 30, 2021.

Noninterest Income

Noninterest income increased by $23.2 million, or 36.5%, to $86.7 million for the six months ended June 30, 2021 from $63.5 million for the six months ended June 30, 2020. This increase was primarily due to a $25.3 million pre-tax gain on the sale of our insurance business offered through Northwest Insurance Services, which closed April 30, 2021. In addition, trust and other financial services income increased by $4.1 million, or 41.7%, to $13.9 million for the six months ended June 30, 2021 from $9.8 million for the six months ended June 30, 2020 as a result of increases in both trust and brokerage advisory services. Partially offsetting this increase was a $3.4 million, or 25.6%, decrease in mortgage banking income due to the impact of a less favorable secondary market pricing. Additionally, service charges and fees decreased by $3.0 million, or 10.8%, due to the impact of the Durbin amendment on our interchange fees which came into effect in the second half of 2020.

Noninterest Expense

Noninterest expense increased by $4.7 million, or 2.8%, to $172.5 million for the six months ended June 30, 2021, from $167.8 million for the six months ended June 30, 2020.  This increase was primarily due to the increase in compensation and employee benefits expense of $13.3 million, or 16.1%, to $96.1 million for the six months ended June 30, 2021 from $82.8 million for the six months ended June 30, 2020 primarily due to increases in health insurance and other benefit costs, regular merit expense and the addition of MutualBank employees and other strategic personnel. Processing expenses increased by $5.8 million, or 25.3%, to $28.6 million for the six months ended June 30, 2021 from $22.8 million for the six months ended June 30, 2020 as we continue to invest in technology and infrastructure and as activity-driven utilization fees for ATM, check card and online and mobile banking has increased. Additionally, professional service expense increased by $3.2 million, or 56.3%, to $8.8 million for the six months ended June 30, 2021 from $5.6 million for the six months ended June 30, 2020 due primarily to utilization of third-party experts to assist with our digital strategy rollout. Partially offsetting this increase, merger, asset disposition and restructuring expense decreased $11.5 million, or 94.7%, due to expenses incurred in the prior period as part of the MutualBank acquisition. Additionally, other expenses decreased by $8.0 million, or 62.5%, primarily due to the decrease in the reserve for unfunded commitments. The prior year was significantly impacted by the onset of COVID-19 and the uncertainty surrounding the possible negative effect on economic forecasts.

Income Taxes

The provision for income taxes increased by $26.9 million, to $26.7 million for the six months ended June 30, 2021 from a tax benefit of $122,000 for the six months ended June 30, 2020. This increase was primarily due to the increase in income before tax of $114.3 million. Our effective tax rate for the quarter ended June 30, 2021 was 23.1% compared to (7.5%) for the quarter ended June 30, 2020. We anticipate our effective tax rate to be between 22.0% and 24.0% for the year ending December 31, 2021.

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

	Quarter ended June 30,
	2021			2020
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$2,935,034	25,609	3.49%	$3,092,392	29,019	3.75%
Home equity loans	1,380,794	12,232	3.55%	1,415,091	13,806	3.92%
Consumer loans	1,589,739	14,555	3.67%	1,375,130	14,993	4.39%
Commercial real estate loans	3,257,810	33,349	4.05%	3,156,749	34,595	4.34%
Commercial loans	1,133,969	9,978	3.48%	1,161,228	11,269	3.84%
Loans receivable (a) (b) (d) (includes FTE adjustments of $468 and $669, respectively)	10,297,346	95,723	3.73%	10,200,590	103,682	4.09%
Mortgage-backed securities (c)	1,756,227	5,680	1.29%	714,657	4,038	2.26%
Investment securities (c) (d) (includes FTE adjustments of $179 and $241, respectively)	364,414	1,466	1.61%	170,309	1,244	2.92%
FHLB stock, at cost	23,107	138	2.40%	22,192	309	5.60%
Other interest-earning deposits	810,741	192	0.09%	623,870	185	0.12%
Total interest-earning assets (includes FTE adjustments of $647 and $910, respectively)	13,251,835	103,199	3.12%	11,731,618	109,458	3.75%
Noninterest-earning assets (e)	1,104,924			1,858,513

Total assets	$14,356,759			$13,590,131

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$2,255,578	590	0.10%	$1,884,202	648	0.14%
Interest-bearing demand deposits	2,840,949	407	0.06%	2,428,060	812	0.13%
Money market deposit accounts	2,537,629	621	0.10%	2,204,810	1,600	0.29%
Time deposits	1,493,947	3,155	0.85%	1,761,260	6,276	1.43%
Borrowed funds (f)	131,240	150	0.46%	371,700	296	0.32%
Subordinated debentures	123,443	1,264	4.11%	—	—	—%
Junior subordinated debentures	128,882	636	1.95%	127,472	837	2.60%
Total interest-bearing liabilities	9,511,668	6,823	0.29%	8,777,504	10,469	0.48%
Noninterest-bearing demand deposits (g)	3,036,202			2,401,368
Noninterest-bearing liabilities	247,930			882,391

Total liabilities	12,795,800			12,061,263

Shareholders’ equity	1,560,959			1,528,868

Total liabilities and shareholders’ equity	$14,356,759			$13,590,131

Net interest income/Interest rate spread		96,376	2.84%		98,989	3.27%

Net interest-earning assets/Net interest margin	$3,740,167		2.91%	$2,954,114		3.38%

Ratio of interest-earning assets to interest-bearing liabilities	1.39X			1.34X
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
(g)Average cost of deposits were 0.16% and 0.35%, respectively.
(h)Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 3.71% and 4.06%, respectively; investment securities — 1.41% and 2.36%, respectively; interest-earning assets — 3.10% and 3.72%, respectively. GAAP basis net interest rate spreads were 2.82% and 3.24%, respectively; and GAAP basis net interest margins were 2.89% and 3.34%, respectively.

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

	For the quarter ended June 30, 2021 vs. 2020
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$(9,142)	1,183	(7,959)
Mortgage-backed securities	(1,727)	3,369	1,642
Investment securities	(559)	781	222
FHLB stock, at cost	(178)	7	(171)
Other interest-earning deposits	(37)	44	7
Total interest-earning assets	(11,643)	5,384	(6,259)

Interest-bearing liabilities:
Savings deposits	(157)	99	(58)
Interest-bearing demand deposits	(466)	61	(405)
Money market deposit accounts	(1,065)	86	(979)
Time deposits	(2,572)	(549)	(3,121)
Borrowed funds	128	(274)	(146)
Subordinated debt	—	1,264	1,264
Junior subordinated debentures	(208)	7	(201)
Total interest-bearing liabilities	(4,340)	694	(3,646)

Net change in net interest income	$(7,303)	4,690	(2,613)

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

	Six months ended June 30,
	2021			2020
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$2,971,037	51,975	3.50%	$2,969,096	57,081	3.85%
Home equity loans	1,406,260	25,046	3.57%	1,380,076	28,607	4.17%
Consumer loans	1,526,861	29,121	3.82%	1,249,233	27,153	4.37%
Commercial real estate loans	3,285,696	71,820	4.32%	2,952,084	66,032	4.42%
Commercial loans	1,161,736	20,543	3.50%	936,924	20,124	4.25%
Loans receivable (a) (b) (d) (includes FTE adjustments of $932 and $1,011, respectively)	10,351,590	198,505	3.85%	9,487,413	198,997	4.22%
Mortgage-backed securities (c)	1,541,585	9,880	1.28%	691,564	8,213	2.38%
Investment securities (c) (d) (includes FTE adjustments of $351 and $289, respectively)	347,977	2,847	1.64%	157,231	2,125	2.70%
FHLB stock, at cost	22,462	254	2.27%	19,062	571	6.02%
Other interest-earning deposits	805,930	375	0.09%	329,284	320	0.19%
Total interest-earning assets (includes FTE adjustments of $1,283 and $1,300, respectively)	13,069,544	211,861	3.25%	10,684,554	210,226	3.96%
Noninterest-earning assets (e)	1,103,734			1,409,247

Total assets	$14,173,278			$12,093,801

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$2,187,184	1,215	0.11%	$1,747,656	1,375	0.16%
Interest-bearing demand deposits	2,812,348	836	0.06%	2,171,970	2,119	0.20%
Money market deposit accounts	2,517,673	1,278	0.10%	2,061,226	4,688	0.46%
Time deposits	1,538,489	6,959	0.91%	1,645,077	12,557	1.54%
Borrowed funds (f)	137,488	303	0.44%	305,910	1,005	0.66%
Subordinated debentures	123,400	2,522	4.10%	—	—	—%
Junior subordinated debentures	128,850	1,278	1.96%	124,638	1,875	2.98%
Total interest-bearing liabilities	9,445,432	14,391	0.31%	8,056,477	23,619	0.59%
Noninterest-bearing demand deposits (g)	2,921,343			2,022,177
Noninterest-bearing liabilities	256,748			575,658

Total liabilities	12,623,523			10,654,312

Shareholders’ equity	1,549,755			1,439,489

Total liabilities and shareholders’ equity	$14,173,278			$12,093,801

Net interest income/Interest rate spread		197,470	2.94%		186,607	3.37%

Net interest-earning assets/Net interest margin	$3,624,112		3.02%	$2,628,077		3.49%

Ratio of interest-earning assets to interest-bearing liabilities	1.38X			1.33X
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
(g)Average cost of deposits were 0.17% and 0.43%, respectively.
(h)Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 3.83% and 4.20%, respectively; investment securities — 1.43% and 2.34%, respectively; interest-earning assets — 3.23% and 3.93%, respectively. GAAP basis net interest rate spreads were 2.92% and 3.34%, respectively; and GAAP basis net interest margins were 3.00% and 3.47%, respectively.

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

	For the six months ended June 30, 2021 vs. 2020
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$(17,561)	17,069	(492)
Mortgage-backed securities	(3,781)	5,448	1,667
Investment securities	(839)	1,561	722
FHLB stock, at cost	(358)	41	(317)
Other interest-earning deposits	(167)	222	55
Total interest-earning assets	(22,706)	24,341	1,635

Interest-bearing liabilities:
Savings deposits	(408)	248	(160)
Interest-bearing demand deposits	(1,479)	196	(1,283)
Money market deposit accounts	(3,653)	243	(3,410)
Time deposits	(5,151)	(447)	(5,598)
Borrowed funds	(333)	(369)	(702)
Subordinated debt	—	2,522	2,522
Junior subordinated debentures	(639)	42	(597)
Total interest-bearing liabilities	(11,663)	2,435	(9,228)

Net change in net interest income	$(11,043)	21,906	10,863

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at June 30, 2021 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from June 30, 2021 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/(decrease) in net interest income	1.2%	1.3%	1.1%	(3.2%)
Projected percentage increase/(decrease) in net income	3.5%	4.0%	3.6%	(9.0%)
Projected increase/(decrease) in return on average equity	3.3%	3.8%	3.5%	(8.8%)
Projected increase/(decrease) in earnings per share	$0.03	$0.03	$0.03	$(0.08)
Projected percentage decrease in market value of equity	(0.8%)	(6.5%)	(13.3%)	(10.5%)

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

Item 4.        CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective.

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

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)       Not applicable.
b)       Not applicable.
c)    On December 13, 2012, the Board of Directors approved a program that authorizes the repurchase of approximately 5,000,000 shares of common stock. This program does not have an expiration date. During the quarter ended June 30, 2021, we repurchased 34,460 shares and there are a maximum of 3,686,250 remaining shares that can be purchased under the current repurchase program.

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan	Maximum number of shares yet to be purchased under the plan
April	—	$—	—	3,720,710
May	—	—	—	3,720,710
June	34,460	13.51	34,460	3,686,250
	34,460

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	August 5, 2021	By:	/s/ Ronald J. Seiffert
Ronald J. Seiffert
Chairman, President and Chief Executive Officer
(Duly Authorized Officer)

Date:	August 5, 2021	By:	/s/ Jeffrey R. White
Jeffrey R. White
Senior Vice President and Controller
(Principal Accounting Officer)