Form 10-Q
period 2021-09-30
Northwest Bancshares, Inc.
filed 2021-11-04
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
 OR
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
Common Stock ($0.01 par value), 126,562,556 shares outstanding as of October 31, 2021.

NORTHWEST BANCSHARES, INC.

Item 1.        FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,090,485	736,277
Marketable securities available-for-sale (amortized cost of $1,587,105 and $1,375,685, respectively)	1,583,715	1,398,941
Marketable securities held-to-maturity (fair value of $609,777 and $179,666, respectively)	618,395	178,887
Total cash and cash equivalents and marketable securities	3,292,595	2,314,105

Loans held-for-sale	27,411	58,786
Loans held for investment	10,171,557	10,522,063
Allowance for credit losses	(109,767)	(134,427)
Loans receivable, net	10,089,201	10,446,422

FHLB stock, at cost	14,567	21,748
Accrued interest receivable	26,995	35,554
Real estate owned, net	809	2,232
Premises and equipment, net	155,740	161,538
Bank-owned life insurance	254,871	253,951
Goodwill	380,997	382,279
Other intangible assets, net	14,041	19,936
Other assets	159,419	168,503
Total assets	$14,389,235	13,806,268

Liabilities and shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$3,052,115	2,716,224
Interest-bearing demand deposits	2,926,351	2,755,950
Money market deposit accounts	2,584,424	2,437,539
Savings deposits	2,271,496	2,047,424
Time deposits	1,387,827	1,642,096
Total deposits	12,222,213	11,599,233

Borrowed funds	126,496	159,715
Subordinated debt	123,486	123,329
Junior subordinated debentures	128,989	128,794
Advances by borrowers for taxes and insurance	26,951	45,230
Accrued interest payable	589	2,054
Other liabilities	198,743	209,210
Total liabilities	12,827,467	12,267,565

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 126,521,344 and 127,019,452 shares issued and outstanding, respectively	1,265	1,270
Additional paid-in capital	1,008,099	1,015,502
Retained earnings	604,787	555,480
Accumulated other comprehensive loss	(52,383)	(33,549)
Total shareholders’ equity	1,561,768	1,538,703
Total liabilities and shareholders’ equity	$14,389,235	13,806,268
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except share data)

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest income:
Loans receivable	$97,475	107,241	295,048	305,226
Mortgage-backed securities	5,840	4,652	15,720	12,865
Taxable investment securities	649	427	1,976	1,514
Tax-free investment securities	628	655	1,797	1,404
FHLB stock dividends	71	218	325	789
Interest-earning deposits	352	221	727	541
Total interest income	105,015	113,414	315,593	322,339
Interest expense:
Deposits	4,540	8,443	14,827	29,182
Borrowed funds	2,056	1,437	6,160	4,317
Total interest expense	6,596	9,880	20,987	33,499
Net interest income	98,419	103,534	294,606	288,840
Provision for credit losses	(4,354)	6,818	(9,974)	86,205
Net interest income after provision for credit losses	102,773	96,716	304,580	202,635
Noninterest income:
Gain/(loss) on sale of investments	(46)	(12)	(172)	161
Gain on sale of loans	—	—	—	1,302
Service charges and fees	13,199	14,354	38,337	42,539
Trust and other financial services income	7,182	5,376	21,101	15,200
Insurance commission income	44	2,331	3,633	7,098
Gain/(loss) on real estate owned, net	247	(32)	371	(220)
Income from bank-owned life insurance	1,332	1,576	4,707	3,860
Mortgage banking income	3,941	11,055	13,772	24,271
Gain on sale of insurance business	—	—	25,327	—
Other operating income	3,287	2,022	8,771	5,931
Total noninterest income	29,186	36,670	115,847	100,142
Noninterest expense:
Compensation and employee benefits	49,063	47,371	145,196	130,166
Premises and occupancy costs	7,745	8,342	23,969	23,008
Office operations	4,143	4,626	10,625	11,719
Collections expense	411	1,264	1,330	2,382
Processing expenses	13,517	15,042	42,124	37,864
Marketing expenses	2,102	2,147	6,183	5,701
Federal deposit insurance premiums	1,184	1,498	3,844	3,116
Professional services	4,295	3,246	13,108	8,883
Amortization of intangible assets	1,321	1,781	4,348	5,192
Real estate owned expense	94	111	254	295
Merger, asset disposition and restructuring expense	—	1,414	641	13,551
Other expenses	2,227	27	7,003	12,766
Total noninterest expense	86,102	86,869	258,625	254,643
Income before income taxes	45,857	46,517	161,802	48,134
Federal and state income taxes expense	10,794	8,467	37,535	8,345
Net income	$35,063	38,050	124,267	39,789
Basic earnings per share	$0.28	0.30	0.98	0.34
Diluted earnings per share	$0.27	0.30	0.97	0.34
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$35,063	38,050	124,267	39,789
Other comprehensive income net of tax:
Net unrealized holding gains/(losses) on marketable securities:
Unrealized holding gains/(losses), net of tax of $2,076, ($107), $6,812, and ($5,286), respectively	(6,455)	676	(19,554)	13,623
Reclassification adjustment for (gains)/losses included in net income, net of tax of $24, $1, $89, and $0, respectively	(69)	(1)	(280)	1
Net unrealized holding gains/(losses) on marketable securities	(6,524)	675	(19,834)	13,624

Change in fair value of interest rate swaps
Unrealized holding losses on interest rate swaps, net of tax of $0, $0, $0, and $209, respectively	—	—	—	(946)
Reclassification adjustment for losses included in net income, net of tax of $0, ($375), $0, and ($375), respectively	—	946	—	946
Net change in fair value of interest rate swaps	—	946	—	—

Defined benefit plan:
Actuarial reclassification adjustments for prior period service costs and actuarial losses included in net income, net of tax of ($128), ($99), ($386), and ($297) respectively	333	250	1,000	748

Other comprehensive income/(loss)	(6,191)	1,871	(18,834)	14,372

Total comprehensive income	$28,872	39,921	105,433	54,161
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended September 30, 2021	Shares	Amount
Beginning balance at June 30, 2021	127,907,885	$1,279	1,025,174	595,100	(46,192)	1,575,361

Comprehensive income:
Net income	—	—	—	35,063	—	35,063

Other comprehensive loss, net of tax of $1,972	—	—	—	—	(6,191)	(6,191)

Total comprehensive income/(loss)	—	—	—	35,063	(6,191)	28,872

Exercise of stock options	57,142	—	688	—	—	688

Stock-based compensation expense	1,139	—	1,046	—	—	1,046

Share repurchases	(1,425,120)	(14)	(18,809)	—	—	(18,823)

Stock-based compensation forfeited	(19,702)	—	—	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(25,376)	—	(25,376)

Ending balance at September 30, 2021	126,521,344	$1,265	1,008,099	604,787	(52,383)	1,561,768

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Quarter ended September 30, 2020	Shares	Amount
Beginning balance at June 30, 2020	127,838,400	$1,278	1,023,083	530,928	(24,440)	1,530,849

Comprehensive income:
Net income	—	—	—	38,050	—	38,050

Other comprehensive income, net of tax of ($581)	—	—	—	—	1,871	1,871

Total comprehensive income	—	—	—	38,050	1,871	39,921

Stock-based compensation expense	—	—	743	—	—	743

Stock-based compensation forfeited	(37,103)	—	1	—	—	1

Dividends paid ($0.19 per share)	—	—	—	(24,283)	—	(24,283)

Ending balance at September 30, 2020	127,801,297	$1,278	1,023,827	544,695	(22,569)	1,547,231
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Nine months ended September 30, 2021	Shares	Amount
Beginning balance at December 31, 2020	127,019,452	$1,270	1,015,502	555,480	(33,549)	1,538,703

Comprehensive income:
Net income	—	—	—	124,267	—	124,267

Other comprehensive loss, net of tax of $6,515	—	—	—	—	(18,834)	(18,834)

Total comprehensive income/(loss)	—	—	—	124,267	(18,834)	105,433

Exercise of stock options	1,043,487	10	12,711	—	—	12,721

Stock-based compensation expense	323,824	3	3,722	—	—	3,725

Share repurchases	(1,813,132)	(18)	(23,836)	—	—	(23,854)

Stock-based compensation forfeited	(52,287)	—	—	—	—	—

Dividends paid ($0.59 per share)	—	—	—	(74,960)	—	(74,960)

Ending balance at September 30, 2021	126,521,344	$1,265	1,008,099	604,787	(52,383)	1,561,768

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Nine months ended September 30, 2020	Shares	Amount
Beginning balance at December 31, 2019	106,859,088	$1,069	805,750	583,407	(36,941)	1,353,285

Comprehensive income:
Net income	—	—	—	39,789	—	39,789

Other comprehensive income, net of tax of ($5,749)	—	—	—	—	14,372	14,372

Total comprehensive income	—	—	—	39,789	14,372	54,161

Acquisition of MutualBank	20,658,957	206	213,200	—	—	213,406

Reclassification due to adoption of ASU No. 2016-13	—	—	—	(9,649)	—	(9,649)

Exercise of stock options	87,305	1	1,005	—	—	1,006

Stock-based compensation expense	282,691	3	3,766	—	—	3,769

Stock-based compensation forfeited	(86,744)	(1)	1	—	—	—

Other	—	—	105	—	—	105

Dividends paid ($0.57 per share)	—	—	—	(68,852)	—	(68,852)

Ending balance at September 30, 2020	127,801,297	$1,278	1,023,827	544,695	(22,569)	1,547,231
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine months ended September 30,
	2021	2020
Operating activities:
Net income	$124,267	39,789
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(9,974)	86,205
Net gain on sale of assets	(970)	(2,322)
Mortgage banking activity	(17,321)	(16,676)
Gain on sale of insurance business	(25,327)	—
Net depreciation, amortization and accretion	(271)	6,625
(Increase)/decrease in other assets	19,248	(28,825)
Increase/(decrease) in other liabilities	(10,545)	79,299
Net amortization on marketable securities	5,830	2,240
Noncash compensation expense related to stock benefit plans	3,725	3,769
Noncash write-down of real estate owned	173	272
Deferred income tax (benefit)/expense	1,889	(15,812)
Origination of loans held-for-sale	(605,947)	(472,121)
Proceeds from sale of loans held-for-sale	652,770	471,367
Net cash provided by operating activities	137,547	153,810

Investing activities:
Purchase of marketable securities held-to-maturity	(479,165)	—
Purchase of marketable securities available-for-sale	(619,987)	(730,096)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	38,974	2,694
Proceeds from maturities and principal reductions of marketable securities available-for-sale	341,121	284,532
Proceeds from sale of marketable securities available-for-sale	62,127	8
Proceeds from bank-owned life insurance	3,984	596
Loan originations	(3,063,998)	(3,640,293)
Proceeds from loan maturities and principal reductions	3,413,907	3,132,329
Proceeds from sale of loans held for investment	—	50,791
Net proceeds of FHLB stock	7,181	4,684
Proceeds from sale of real estate owned	2,440	1,062
Proceeds from sale of real estate owned for investment, net	229	455
Purchase of premises and equipment	(3,728)	(10,808)
Proceeds from the sale of insurance business	28,238	—
Acquisitions, net of cash received	—	261,712
Net cash used in investing activities	(268,677)	(642,334)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
(in thousands)

	Nine months ended September 30,
	2021	2020
Financing activities:
Net increase in deposits	$622,980	1,247,573
Proceeds from long-term borrowings	—	123,247
Repayments of long-term borrowings	(22,105)	(112,253)
Net decrease in short-term borrowings	(11,165)	(89,504)
Increase in advances by borrowers for taxes and insurance	(18,279)	(16,790)
Cash dividends paid on common stock	(74,960)	(68,852)
Purchase of common stock for retirement	(23,854)	—
Proceeds from stock options exercised	12,721	1,006
Net cash provided by financing activities	485,338	1,084,427
Net increase in cash and cash equivalents	$354,208	595,903

Cash and cash equivalents at beginning of period	$736,277	60,846
Net increase in cash and cash equivalents	354,208	595,903
Cash and cash equivalents at end of period	$1,090,485	656,749

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $14,631 and $27,668, respectively)	$22,452	33,639
Income taxes	28,961	21,800

Business acquisitions:
Fair value of assets acquired	$—	2,090,599
Northwest Bancshares, Inc. common stock issued	—	(213,406)
Net cash paid	—	—
Liabilities assumed	$—	1,877,193

Non-cash activities:
Loan foreclosures and repossessions	$3,848	4,216
Sale of real estate owned financed by the Company	54	—
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

    The results of operations for the quarter and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other period.

Stock-Based Compensation

On May 25, 2021, the Company awarded employees 621,972 stock options and directors 72,000 stock options with an exercise price of $13.68 and grant date fair value of $0.64 per stock option, and the Company awarded employees 293,755 restricted common shares and directors 27,000 restricted common shares with a grant date fair value of $13.68. Awarded stock options and common shares vest over a five-year period with the first vesting occurring on the grant date. Stock-based compensation expense of $1.0 million and $743,000 for the quarters ended September 30, 2021 and 2020, respectively, was recognized in compensation expense relating to our stock benefit plans. At September 30, 2021, there was compensation expense of $1.9 million to be recognized for awarded but unvested stock options and $10.7 million for unvested restricted common shares.

 Income Taxes-Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. At September 30, 2021, we had $336,000 of liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in other expenses and (2) refund claims in other operating income.  We recognize penalties (if any) in other expenses. We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2020, 2019, 2018 and 2017.

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

(2)    Marketable Securities

The following table shows the portfolio of marketable securities available-for-sale at September 30, 2021 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S government and agencies:
Due after ten years	$58,537	—	(1,545)	56,992

Debt issued by government-sponsored enterprises:
Due in less than one year	191	1	—	192
Due in five years through ten years	47,516	87	(1,133)	46,470

Municipal securities:
Due in less than one year	1,151	18	—	1,169
Due in one year through five years	1,647	31	—	1,678
Due in five years through ten years	21,722	583	(93)	22,212
Due after ten years	99,832	2,385	(747)	101,470

Residential mortgage-backed securities:
Fixed rate pass-through	283,015	3,278	(2,325)	283,968
Variable rate pass-through	12,115	356	(15)	12,456
Fixed rate agency CMOs	1,017,472	4,800	(9,335)	1,012,937
Variable rate agency CMOs	43,907	294	(30)	44,171
Total residential mortgage-backed securities	1,356,509	8,728	(11,705)	1,353,532
Total marketable securities available-for-sale	$1,587,105	11,833	(15,223)	1,583,715

The following table shows the portfolio of marketable securities available-for-sale at December 31, 2020 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after ten years	$40,761	211	(55)	40,917

Debt issued by government-sponsored enterprises:
Due in less than one year	24,976	159	—	25,135
Due in one year through five years	238	3	—	241
Due in five years through ten years	68,973	238	(80)	69,131

Municipal securities:
Due in less than one year	4,008	14	—	4,022
Due in one year through five years	2,803	63	(2)	2,864
Due in five years through ten years	16,045	429	(5)	16,469
Due after ten years	89,778	3,752	(72)	93,458

Residential mortgage-backed securities:
Fixed rate pass-through	339,406	7,125	(86)	346,445
Variable rate pass-through	14,778	431	(20)	15,189
Fixed rate agency CMOs	723,586	11,758	(1,093)	734,251
Variable rate agency CMOs	50,333	519	(33)	50,819
Total residential mortgage-backed securities	1,128,103	19,833	(1,232)	1,146,704
Total marketable securities available-for-sale	$1,375,685	24,702	(1,446)	1,398,941

The following table shows the portfolio of marketable securities held-to-maturity at September 30, 2021 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due in one year through five years	$16,478	—	(49)	16,429
Due in five years through ten years	107,972	—	(3,636)	104,336

Residential mortgage-backed securities:
Fixed rate pass-through	192,976	248	(1,104)	192,120
Variable rate pass-through	716	24	—	740
Fixed rate agency CMOs	299,650	476	(4,595)	295,531
Variable rate agency CMOs	603	18	—	621
Total residential mortgage-backed securities	493,945	766	(5,699)	489,012
Total marketable securities held-to-maturity	$618,395	766	(9,384)	609,777

The following table shows the portfolio of marketable securities held-to-maturity at December 31, 2020 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due in five years through ten years	$67,990	12	(123)	67,879

Residential mortgage-backed securities:
Fixed rate pass-through	1,723	131	—	1,854
Variable rate pass-through	919	30	—	949
Fixed rate agency CMOs	107,651	716	(2)	108,365
Variable rate agency CMOs	604	15	—	619
Total residential mortgage-backed securities	110,897	892	(2)	111,787
Total marketable securities held-to-maturity	$178,887	904	(125)	179,666

The following table shows the contractual maturity of our residential mortgage-backed securities available-for-sale at September 30, 2021 (in thousands):

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due in less than one year	$453	455
Due in one year through five years	39,580	40,067
Due after five years through ten years	230,932	232,244
Due after ten years	1,085,544	1,080,766
Total residential mortgage-backed securities	$1,356,509	1,353,532

The following table shows the contractual maturity of our residential mortgage-backed securities held-to-maturity at September 30, 2021 (in thousands):

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due in one year through five years	$890	948
Due after five years through ten years	212,525	210,946
Due after ten years	280,530	277,118
Total residential mortgage-backed securities	$493,945	489,012

The following table shows the fair value of and gross unrealized losses on marketable securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2021 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$216,233	(6,055)	6,916	(308)	223,149	(6,363)
Municipal securities	34,492	(840)	—	—	34,492	(840)
Residential mortgage-backed securities - agency	1,106,779	(14,455)	103,690	(2,949)	1,210,469	(17,404)
Total	$1,357,504	(21,350)	110,606	(3,257)	1,468,110	(24,607)

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

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of September 30, 2021, which were comprised of 216 individual securities, represents a credit loss impairment. All of these securities were issued by U.S. government agencies or U.S. government-sponsored enterprises. There securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. The Company does not have the intent to sell these investment securities and it is likely that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company's held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. There securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2021.

The following table presents the credit quality of our held-to-maturity securities, based on the latest information available as of September 30, 2021 (in thousands). The credit ratings are sourced from nationally recognized rating agencies, which include Moody's and S&P, or when credit ratings cannot be sourced from the agencies, they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of September 30, 2021.

	AA+	Total
Held-to-maturity securities (at amortized cost):
Debt issued by government-sponsored enterprises	$124,450	124,450
Residential mortgage-backed securities	493,945	493,945
Total marketable securities held-to-maturity	$618,395	618,395

(3)    Loans Receivable

    The following table shows a summary of our loans receivable at amortized cost basis at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021			December 31, 2020
	Originated	Acquired	Total	Originated	Acquired	Total
Personal Banking:
Residential mortgage loans (1)	$2,756,383	233,138	2,989,521	2,753,593	314,528	3,068,121
Home equity loans	1,122,611	227,737	1,350,348	1,175,703	292,033	1,467,736
Vehicle loans	1,350,278	110,912	1,461,190	995,040	157,633	1,152,673
Consumer loans	305,549	50,097	355,646	288,066	67,254	355,320
Total Personal Banking	5,534,821	621,884	6,156,705	5,212,402	831,448	6,043,850

Commercial Banking:
Commercial real estate loans	2,258,953	477,531	2,736,484	2,223,108	624,873	2,847,981
Commercial real estate loans - owner occupied	335,461	90,606	426,067	344,016	153,892	497,908
Commercial loans	786,111	93,601	879,712	1,019,482	171,628	1,191,110
Total Commercial Banking	3,380,525	661,738	4,042,263	3,586,606	950,393	4,536,999
Total loans receivable, gross	8,915,346	1,283,622	10,198,968	8,799,008	1,781,841	10,580,849

Allowance for credit losses	(87,222)	(22,545)	(109,767)	(102,874)	(31,553)	(134,427)
Total loans receivable, net (2)	$8,828,124	1,261,077	10,089,201	8,696,134	1,750,288	10,446,422
(1)     Includes fair value of $27.4 million and $58.8 million of loans held-for-sale at September 30, 2021 and December 31, 2020, respectively.
(2)    Includes $57.6 million and $40.9 million of net unearned income, unamortized premiums and discounts and deferred fees and costs at September 30, 2021 and December 31, 2020, respectively.

    The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended September 30, 2021 (in thousands):

	Balance as of September 30, 2021	Current period provision	Charge-offs	Recoveries	Balance as of June 30, 2021
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$7,987	1,939	(1,263)	64	7,247
Home equity loans	6,293	291	(1,474)	237	7,239
Vehicle loans	12,457	82	(1,112)	599	12,888
Consumer loans	3,074	949	(1,036)	360	2,801
Total Personal Banking	29,811	3,261	(4,885)	1,260	30,175

Commercial Banking:
Commercial real estate loans	58,451	(5,103)	(1,581)	555	64,580
Commercial real estate loans - owner occupied	3,246	(1,487)	—	4	4,729
Commercial loans	18,259	(1,025)	(412)	1,850	17,846
Total Commercial Banking	79,956	(7,615)	(1,993)	2,409	87,155
Total	$109,767	(4,354)	(6,878)	3,669	117,330

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$2	—	—	—	2
Home equity loans	40	(2)	—	—	42
Total Personal Banking	42	(2)	—	—	44

Commercial Banking:
Commercial real estate loans	2,647	715	—	—	1,932
Commercial real estate loans - owner occupied	140	(41)	—	—	181
Commercial loans	1,333	101	—	—	1,232
Total Commercial Banking	4,120	775	—	—	3,345
Total off-balance sheet exposure	$4,162	773	—	—	3,389

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended September 30, 2020, and includes the cumulative effect of adopting ASU 2016-13 (in thousands):

	Balance as of September 30, 2020	Current period provision	Charge-offs	Recoveries	Balance as of June 30, 2020
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$12,036	268	(129)	189	11,708
Home equity loans	9,585	183	(88)	127	9,363
Vehicle loans	16,713	4,111	(1,763)	530	13,835
Consumer loans	3,147	1,871	(1,593)	363	2,506
Total Personal Banking	41,481	6,433	(3,573)	1,209	37,412

Commercial Banking:
Commercial real estate loans	73,410	780	(470)	267	72,833
Commercial real estate loans - owner occupied	13,570	(1,205)	(62)	10	14,827
Commercial loans	11,748	810	(4,892)	316	15,514
Total Commercial Banking	98,728	385	(5,424)	593	103,174
Total	$140,209	6,818	(8,997)	1,802	140,586

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$3	3	—	—	—
Home equity loans	40	2	—	—	38
Total Personal Banking	43	5	—	—	38

Commercial Banking:
Commercial real estate loans	2,423	(2,712)	—	—	5,135
Commercial real estate loans - owner occupied	469	(157)	—	—	626
Commercial loans	3,312	(1,072)	—	—	4,384
Total Commercial Banking	6,204	(3,941)	—	—	10,145
Total off-balance sheet exposure	$6,247	(3,936)	—	—	10,183

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2021 (in thousands):

	Balance as of September 30, 2021	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2020
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$7,987	3,269	(2,888)	340	7,266
Home equity loans	6,293	1,892	(2,081)	490	5,992
Vehicle loans	12,457	(341)	(4,017)	1,990	14,825
Consumer loans	3,074	2,291	(3,135)	1,047	2,871
Total Personal Banking	29,811	7,111	(12,121)	3,867	30,954

Commercial Banking:
Commercial real estate loans	58,451	(12,859)	(9,281)	1,210	79,381
Commercial real estate loans - owner occupied	3,246	(6,392)	(890)	9	10,518
Commercial loans	18,259	2,166	(1,627)	4,147	13,574
Total Commercial Banking	79,956	(17,085)	(11,798)	5,366	103,473
Total	$109,767	(9,974)	(23,919)	9,233	134,427

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$2	—	—	—	2
Home equity loans	40	5	—	—	35
Total Personal Banking	42	5	—	—	37

Commercial Banking:
Commercial real estate loans	2,647	(802)	—	—	3,449
Commercial real estate loans - owner occupied	140	(186)	—	—	326
Commercial loans	1,333	(1,218)	—	—	2,551
Total Commercial Banking	4,120	(2,206)	—	—	6,326
Total off-balance sheet exposure	$4,162	(2,201)	—	—	6,363

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

During the nine months ended September 30, 2021, there were no loans sold that were classified as held for investment. During the nine months ended September 30, 2020, we sold $50.0 million of loans that were classified as held for investment, for a gain of $1.3 million, which is reported in gain on sale of loans on the Consolidated Statements of Income. No loans were sold during the three months ended September 30, 2021 or September 30, 2020.

    The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at September 30, 2021 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans (1)	Loans 90 days past due and accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,989,521	7,987	10,710	—	7,007	1,792	—
Home equity loans	1,350,348	6,293	6,482	—	1,821	709	—
Vehicle loans	1,461,190	12,457	2,977	—	—	—	—
Consumer loans	355,646	3,074	1,115	386	—	—	—
Total Personal Banking	6,156,705	29,811	21,284	386	8,828	2,501	—

Commercial Banking:
Commercial real estate loans	2,736,484	58,451	135,902	—	14,032	845	499
Commercial real estate loans - owner occupied	426,067	3,246	1,359	—	326	55	—
Commercial loans	879,712	18,259	18,397	—	3,336	187	296
Total Commercial Banking	4,042,263	79,956	155,658	—	17,694	1,087	795

Total	$10,198,968	109,767	176,942	386	26,522	3,588	795
(1)Includes $12.9 million of nonaccrual TDRs.

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

We present the amortized cost of our loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our loans on nonaccrual status as of September 30, 2021 and December 31, 2020 (in thousands):

	Nonaccrual loans at December 31, 2020	Nonaccrual loans at September 30, 2021 with an allowance	Nonaccrual loans at September 30, 2021 with no allowance	Loans at September 30, 2021 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$15,924	10,710	—	—
Home equity loans	9,123	6,270	212	—
Vehicle loans	5,533	2,964	13	—
Consumer loans	1,031	1,114	1	386
Total Personal Banking	31,611	21,058	226	386

Commercial Banking:
Commercial real estate loans	44,092	80,831	55,071	—
Commercial real estate loans - owner occupied	3,642	1,359	—	—
Commercial loans	23,487	14,726	3,671	—
Total Commercial Banking	71,221	96,916	58,742	—

Total	$102,832	117,974	58,968	386

During the three and nine months ended September 30, 2021, we recognized $138,000 and $664,000 of interest income on nonaccrual and troubled debt restructuring loans.

The following table presents the amortized cost of our loans on nonaccrual status as of the year ended December 31, 2020 and December 21, 2019 (in thousands):

	Nonaccrual loans at December 31, 2019	Nonaccrual loans at December 31, 2020 with an allowance	Nonaccrual loans at December 31, 2020 with no allowance	Loans at December 31, 2020 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$14,476	15,923	—	—
Home equity loans	6,745	8,872	252	—
Vehicle loans	3,147	5,377	156	1
Consumer loans	1,079	1,030	1	584
Total Personal Banking	25,447	31,202	409	585

Commercial Banking:
Commercial real estate loans	18,832	27,079	17,013	—
Commercial real estate loans - owner occupied	16,032	3,642	—	—
Commercial loans	8,559	18,069	5,418	—
Total Commercial Banking	43,423	48,790	22,431	—

Total	$68,870	79,992	22,840	585

During the year ended December 31, 2020, we recognized $842,000 of interest income on nonaccrual and troubled debt restructuring loans.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2021 (in thousands):

	Real estate	Equipment	Other	Total
Personal Banking:
Residential mortgage loans	$—	—	583	583
Home equity loans	—	—	99	99
Total Personal Banking	—	—	682	682

Commercial Banking:
Commercial real estate loans	123,975	1,778	—	125,753
Commercial loans	4,301	9,576	1,211	15,088
Total Commercial Banking	128,276	11,354	1,211	140,841

Total	$128,276	11,354	1,893	141,523

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2020 (in thousands):

	Real estate	Equipment	Other	Total
Personal Banking:
Residential mortgage loans	$1,269	—	—	1,269
Home equity loans	99	—	—	99
Total Personal Banking	1,368	—	—	1,368

Commercial Banking:
Commercial real estate loans	79,392	1,997	1,703	83,092
Commercial loans	3,313	197	11,069	14,579
Total Commercial Banking	82,705	2,194	12,772	97,671

Total	$84,073	2,194	12,772	99,039

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

The following table provides a roll forward of troubled debt restructurings for the periods indicated (dollars in thousands):

	For the quarter ended September 30,
	2021		2020
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	158	$27,431	167	$35,450
New TDRs	3	345	7	803
Re-modified TDRs	3	4,490	3	6,679
Net paydowns	—	(4,702)	—	(8,127)
Charge-offs:
Home equity loans	1	(29)	—	—
Commercial real estate loans	2	(53)	—	—
Commercial real estate loans - owner occupied	1	(105)	—	—
Commercial loans	5	(139)	—	—
Paid-off loans:
Residential mortgage loans	5	(307)	—	—
Home equity loans	4	(122)	—	—
Commercial real estate loans	4	(287)	—	—
Commercial loans	—	—	1	(1)
Ending TDR balance:	139	$26,522	173	$34,804
Accruing TDRs		$13,664		$17,684
Nonaccrual TDRs		12,858		17,120

	For the nine months ended September 30,
	2021		2020
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	170	$32,135	176	$31,999
New TDRs	5	2,608	10	889
Re-modified TDRs	8	5,701	5	9,720
Net paydowns	—	(8,713)	—	(7,192)
Charge-offs:
Home equity loans	1	(29)	1	(10)
Commercial real estate loans	2	(53)	—	—
Commercial real estate loans - owner occupied	1	(105)	—	—
Commercial loans	5	(139)	—	—
Paid-off loans:
Residential mortgage loans	9	(1,033)	2	(330)
Home equity loans	5	(133)	2	(3)
Commercial real estate loans	9	(2,973)	1	(26)
Commercial real estate loans - owner occupied	1	(47)	1	(25)
Commercial loans	3	(697)	6	(218)
Ending TDR balance:	139	$26,522	173	$34,804
Accruing TDRs		$13,664		$17,684
Nonaccrual TDRs		12,858		17,120

    The following table provides information related to TDRs (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (in thousands):

	For the quarter ended September 30, 2021				For the nine months ended September 30, 2021
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Personal Banking:
Residential mortgage loans	—	$—	—	—	1	$125	115	16
Home equity loans	2	153	36	17	3	156	36	17
Total Personal Banking	2	153	36	17	4	281	151	33

Commercial Banking:
Commercial real estate loans	3	4,840	4,490	65	6	6,723	5,586	207
Commercial loans	1	330	309	—	3	2,726	2,572	—
Total Commercial Banking	4	5,170	4,799	65	9	9,449	8,158	207

Total	6	$5,323	4,835	82	13	$9,730	8,309	240

	For the quarter ended September 30, 2020				For the nine months ended September 30, 2020
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Personal Banking:
Residential mortgage loans	1	$90	89	1	1	$90	89	1
Home equity loans	—	—	—	—	2	86	81	14
Total Personal Banking	1	90	89	1	3	176	170	15

Commercial Banking:
Commercial real estate loans	5	7,096	7,040	816	5	7,096	7,040	816
Commercial real estate loans - owner occupied	—	—	—	—	1	58	51	10
Commercial loans	4	444	353	—	5	2,944	2,354	2
Total Commercial Banking	9	7,540	7,393	816	11	10,098	9,445	828

Total	10	$7,630	7,482	817	14	$10,274	9,615	843

The following table provides information as of September 30, 2021 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended September 30, 2021 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Home equity loans	2	$—	30	6	—	36
Total Personal Banking	2	—	30	6	—	36

Commercial Banking:
Commercial real estate loans	3	378	—	4,112	—	4,490
Commercial loans	1	—	—	309	—	309
Total Commercial Banking	4	378	—	4,421	—	4,799

Total	6	$378	30	4,427	—	4,835

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

The following table provides information as of September 30, 2021 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the nine months ended September 30, 2021 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$115	—	—	—	115
Home equity loans	3	—	30	6	—	36
Total Personal Banking	4	115	30	6	—	151

Commercial Banking:
Commercial real estate loans	6	378	—	5,136	72	5,586
Commercial loans	3	—	—	2,572	—	2,572
Total Commercial Banking	9	378	—	7,708	72	8,158

Total	13	$493	30	7,714	72	8,309

The following table provides information as of September 30, 2020 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the nine months ended September 30, 2020 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$—	—	89	—	89
Home equity loans	2	66	—	15	—	81
Total Personal Banking	3	66	—	104	—	170

Commercial Banking:
Commercial real estate loans	5	—	—	6,755	285	7,040
Commercial real estate loans - owner occupied	1	—	—	51	—	51
Commercial loans	5	—	114	239	2,001	2,354
Total Commercial Banking	11	—	114	7,045	2,286	9,445

Total	14	$66	114	7,149	2,286	9,615

The following table provides information related to troubled debt restructurings modified within the previous twelve months of September 30, 2021 that subsequently defaulted:

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Commercial Banking:
Commercial real estate loans	3	4,167	3,951	2
Total Commercial Banking	3	$4,167	3,951	2

Total	3	$4,167	3,951	2

No TDRs modified within the previous twelve months of September 30, 2020 subsequently defaulted.

The following table provides information related to the amortized cost basis of loan payment delinquencies at September 30, 2021 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 Days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$765	4,907	8,069	13,741	2,975,780	2,989,521	—
Home equity loans	3,351	1,024	4,745	9,120	1,341,228	1,350,348	—
Vehicle loans	4,795	1,345	1,198	7,338	1,453,852	1,461,190	—
Consumer loans	1,351	412	1,370	3,133	352,513	355,646	386
Total Personal Banking	10,262	7,688	15,382	33,332	6,123,373	6,156,705	386

Commercial Banking:
Commercial real estate loans	1,743	1,170	25,420	28,333	2,708,151	2,736,484	—
Commercial real estate loans - owner occupied	261	—	142	403	425,664	426,067	—
Commercial loans	692	170	1,104	1,966	877,746	879,712	—
Total Commercial Banking	2,696	1,340	26,666	30,702	4,011,561	4,042,263	—
Total loans	$12,958	9,028	42,048	64,034	10,134,934	10,198,968	386

The following table provides information related to the amortized cost basis of loan payment delinquencies at December 31, 2020 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$28,797	5,083	14,489	48,369	3,019,752	3,068,121	—
Home equity loans	4,763	1,656	8,441	14,860	1,452,876	1,467,736	—
Vehicle loans	7,707	1,776	4,599	14,082	1,138,592	1,152,674	1
Consumer loans	2,867	966	1,459	5,292	350,027	355,319	584
Total Personal Banking	44,134	9,481	28,988	82,603	5,961,247	6,043,850	585

Commercial Banking:
Commercial real estate loans	6,692	1,615	23,307	31,614	2,816,366	2,847,980	—
Commercial real estate loans - owner occupied	4,231	—	1,980	6,211	491,698	497,909	—
Commercial loans	6,405	864	7,325	14,594	1,176,516	1,191,110	—
Total Commercial Banking	17,328	2,479	32,612	52,419	4,484,580	4,536,999	—
Total originated loans	$61,462	11,960	61,600	135,022	10,445,827	10,580,849	585

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

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator for each portfolio segment as of September 30, 2021 (in thousands):

	YTD September 30, 2021	2020	2019	2018	2017	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$487,627	627,031	327,054	169,600	186,866	1,174,311	—	—	2,972,489
Substandard	—	495	205	565	946	14,821	—	—	17,032
Total residential mortgage loans	487,627	627,526	327,259	170,165	187,812	1,189,132	—	—	2,989,521
Home equity loans
Pass	122,912	225,366	150,967	69,938	67,057	228,689	437,098	40,452	1,342,479
Substandard	—	66	539	65	361	4,116	1,440	1,282	7,869
Total home equity loans	122,912	225,432	151,506	70,003	67,418	232,805	438,538	41,734	1,350,348
Vehicle loans
Pass	679,196	330,014	235,766	139,654	41,199	32,385	—	—	1,458,214
Substandard	196	233	1,056	885	405	201	—	—	2,976
Total vehicle loans	679,392	330,247	236,822	140,539	41,604	32,586	—	—	1,461,190
Consumer loans
Pass	97,143	91,731	54,194	23,280	11,168	13,248	61,703	1,679	354,146
Substandard	145	151	328	180	132	144	410	10	1,500
Total consumer loans	97,288	91,882	54,522	23,460	11,300	13,392	62,113	1,689	355,646
Total Personal Banking	1,387,219	1,275,087	770,109	404,167	308,134	1,467,915	500,651	43,423	6,156,705
Business Banking:
Commercial real estate loans
Pass	231,278	449,316	415,206	280,005	238,909	757,071	29,551	10,509	2,411,845
Special Mention	811	2,653	34,758	1,177	4,149	10,891	708	25	55,172
Substandard	—	33,671	27,741	49,665	59,169	92,974	1,233	5,014	269,467
Total commercial real estate loans	232,089	485,640	477,705	330,847	302,227	860,936	31,492	15,548	2,736,484
Commercial real estate loans - owner occupied
Pass	65,945	24,876	56,170	69,834	59,792	105,531	2,851	2,748	387,747
Special Mention	—	—	1,729	784	2,963	1,770	616	—	7,862
Substandard	—	—	2,783	1,195	9,072	16,542	98	768	30,458
Total commercial real estate loans - owner occupied	65,945	24,876	60,682	71,813	71,827	123,843	3,565	3,516	426,067
Commercial loans
Pass	245,021	111,415	79,383	32,820	37,961	80,850	215,455	10,760	813,665
Special Mention	108	5,578	806	1,384	52	646	2,402	—	10,976
Substandard	401	5,215	5,852	5,840	3,828	3,717	15,032	15,186	55,071
Total commercial loans	245,530	122,208	86,041	40,044	41,841	85,213	232,889	25,946	879,712
Total Business Banking	543,564	632,724	624,428	442,704	415,895	1,069,992	267,946	45,010	4,042,263

Total loans	$1,930,783	1,907,811	1,394,537	846,871	724,029	2,537,907	768,597	88,433	10,198,968
    For the nine months ended September 30, 2021, $23.0 million of revolving loans were converted to term loans.

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator for each portfolio segment as of December 31, 2020 (in thousands):

	2020	2019	2018	2017	2016	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$641,963	418,057	229,477	247,426	215,893	1,289,728	—	—	3,042,544
Substandard	—	68	1,293	1,674	1,091	21,451	—	—	25,577
Total residential mortgage loans	641,963	418,125	230,770	249,100	216,984	1,311,179	—	—	3,068,121
Home equity loans
Pass	273,076	193,439	94,757	87,717	81,212	219,061	465,453	40,759	1,455,474
Substandard	—	210	318	281	876	5,158	3,509	1,910	12,262
Total home equity loans	273,076	193,649	95,075	87,998	82,088	224,219	468,962	42,669	1,467,736
Vehicle loans
Pass	448,746	352,661	218,372	70,122	31,197	24,791	—	—	1,145,889
Substandard	343	1,958	2,087	1,210	667	519	—	—	6,784
Total vehicle loans	449,089	354,619	220,459	71,332	31,864	25,310	—	—	1,152,673
Consumer loans
Pass	128,809	83,419	35,183	17,439	7,848	11,757	66,965	1,695	353,115
Substandard	133	399	139	192	36	619	686	1	2,205
Total consumer loans	128,942	83,818	35,322	17,631	7,884	12,376	67,651	1,696	355,320
Total Personal Banking	1,493,070	1,050,211	581,626	426,061	338,820	1,573,084	536,613	44,365	6,043,850
Business Banking:
Commercial real estate loans
Pass	417,390	473,115	316,045	264,702	195,168	709,459	36,980	29,755	2,442,614
Special Mention	584	3,381	20,180	24,675	15,424	15,817	597	3,048	83,706
Substandard	7,426	4,007	57,694	56,991	24,056	140,147	2,240	29,100	321,661
Total commercial real estate loans	425,400	480,503	393,919	346,368	234,648	865,423	39,817	61,903	2,847,981
Commercial real estate loans - owner occupied
Pass	24,895	67,162	87,497	71,626	46,760	100,081	4,422	7,648	410,091
Special Mention	—	4,371	4,514	3,643	4,276	3,689	3,822	—	24,315
Substandard	—	21,627	1,903	12,898	4,013	21,777	874	410	63,502
Total commercial real estate loans - owner occupied	24,895	93,160	93,914	88,167	55,049	125,547	9,118	8,058	497,908
Commercial loans
Pass	479,436	99,877	50,915	51,858	58,597	49,178	286,467	16,170	1,092,498
Special Mention	5,828	2,751	5,579	4,588	162	190	16,512	5,668	41,278
Substandard	1,660	3,343	2,932	2,016	2,266	3,003	27,988	14,126	57,334
Total commercial loans	486,924	105,971	59,426	58,462	61,025	52,371	330,967	35,964	1,191,110
Total Business Banking	937,219	679,634	547,259	492,997	350,722	1,043,341	379,902	105,925	4,536,999

Total loans	$2,430,289	1,729,845	1,128,885	919,058	689,542	2,616,425	916,515	150,290	10,580,849
    For the year ended December 31, 2020, $23.1 million of revolving loans were converted to term loans.

(4)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	September 30, 2021	December 31, 2020
Amortizable intangible assets:
Core deposit intangibles - gross	$74,899	71,182
Acquisitions	—	3,717
Less: accumulated amortization	(60,974)	(56,896)
Core deposit intangibles - net	$13,925	18,003
Customer and Contract intangible assets - gross	$12,775	12,775
Customer list intangible assets disposed of due to sale of insurance business	(1,591)	—
Less: accumulated amortization	(11,068)	(10,842)
Customer and Contract intangible assets - net	116	1,933
Total intangible assets - net	$14,041	19,936

The following table shows the actual aggregate amortization expense for the quarters ended September 30, 2021 and 2020, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended September 30, 2021	$1,321
For the quarter ended September 30, 2020	1,781
For the nine months ended September 30, 2021	4,348
For the nine months ended September 30, 2020	5,192
For the year ending December 31, 2021	5,509
For the year ending December 31, 2022	4,277
For the year ending December 31, 2023	3,270
For the year ending December 31, 2024	2,452
For the year ending December 31, 2025	1,662
For the year ending December 31, 2026	871

    The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2019	$346,103
Goodwill acquired	36,176
Balance at December 31, 2020	382,279
Purchase accounting adjustment	77
Goodwill disposed of due to sale of insurance business	(1,359)
Balance at September 30, 2021	$380,997

We performed our annual goodwill impairment test as of June 30, 2021 in accordance with ASC 350, as updated by ASU 2017-04 ("Step 0"), and concluded that goodwill was not impaired. As of September 30, 2021, there were no events or changes in circumstances that would cause us to update that goodwill impairment test and we have concluded there is no impairment of goodwill.

(5)    Borrowed Funds

    (a)    Borrowings

	September 30, 2021
	Amount	Average rate
Collateralized borrowings, due within one year	$126,496	0.19%
Total borrowed funds	$126,496

Borrowings from the Federal Home Loan Banks ("FHLB") of Pittsburgh and Indianapolis, if any, are secured by our residential first mortgage and other qualifying loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment. During the year ended September 30, 2021, $2.0 million of term notes payable to the FHLB of Indianapolis matured.

    The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250.0 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. The revolving line of credit had no balance as of September 30, 2021 and December 31, 2020.

    At September 30, 2021 and December 31, 2020, collateralized borrowings due within one year were $126.5 million and $137.7 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB.

On September 9, 2020, the Company issued $125.0 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month Secured Overnight Financing Rate ("SOFR") plus 3.89% payable quarterly in arrears commencing on December 15, 2025. The subordinated debt issuance costs of approximately $1.8 million are being amortized over five years on a straight-line basis into interest expense. At September 30, 2021 and December 31, 2020, subordinated debentures, net of issuance costs, were $123.5 million and $123.3 million, respectively.

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

The following table sets forth a summary of the cumulative trust preferred securities and the junior subordinated debt held by the Trust as of September 30, 2021.

	Maturity date	Interest rate	Capital debt securities	September 30, 2021
Northwest Bancorp Capital Trust III	December 30, 2035	3-month LIBOR plus 1.38%	$50,000	$51,547
Northwest Bancorp Statutory Trust IV	December 15, 2035	3-month LIBOR plus 1.38%	50,000	51,547
LNB Trust II	June 15, 2037	3-month LIBOR plus 1.48%	7,875	8,119
UNCT I (1)	January 23, 2034	3-month LIBOR plus 2.85%	8,000	7,944
UNCT II (1)	November 23, 2034	3-month LIBOR plus 2.00%	3,000	2,734
MFBC Statutory Trust I (1)	September 15, 2035	3-month LIBOR plus 1.70%	5,000	3,554
Universal Preferred Trust (1)	October 7, 2035	3-month LIBOR plus 1.69%	5,000	3,544
				$128,989
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

(6)    Guarantees

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At September 30, 2021, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $47.8 million, of which $38.4 million is fully collateralized. At September 30, 2021, we had a liability which represents deferred income of $481,000 related to the standby letters of credit.

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

The following table sets forth the computation of basic and diluted EPS (in thousands, except share data and per share amounts):

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$35,063	38,050	124,267	39,789
Less: Dividends and undistributed earnings allocated to participating securities	237	—	841	—
Net income available to common shareholders	$34,826	38,050	123,426	39,789

Weighted average common shares outstanding	126,111,774	126,855,810	126,333,290	118,088,122
Add: Participating shares outstanding	856,206	—	856,206	—
Total weighted average common shares and dilutive potential shares	126,967,980	126,855,810	127,189,496	118,088,122

Basic earnings per share	$0.28	0.30	0.98	0.34

Diluted earnings per share	$0.27	0.30	0.97	0.34

(8)    Pension and Other Post-Retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post-retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended September 30,
	Pension benefits		Other post-retirement benefits
	2021	2020	2021	2020
Service cost	$2,860	2,097	—	—
Interest cost	1,517	1,713	4	7
Expected return on plan assets	(3,464)	(3,090)	—	—
Amortization of prior service cost	(580)	(580)	—	—
Amortization of the net loss	1,038	925	3	4
Net periodic cost	$1,371	1,065	7	11

	Nine months ended September 30,
	Pension benefits		Other post-retirement benefits
	2021	2020	2021	2020
Service cost	$8,580	6,293	—	—
Interest cost	4,552	5,141	13	20
Expected return on plan assets	(10,394)	(9,272)	—	—
Amortization of prior service cost	(1,741)	(1,742)	—	—
Amortization of the net loss	3,117	2,773	10	13
Net periodic cost	$4,114	3,193	23	33

    We anticipate making a contribution to our defined benefit pension plan between $4.0 million and $8.0 million during the year ending December 31, 2021.

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

Subordinated Debentures

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At September 30, 2021 and December 31, 2020, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at September 30, 2021 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,090,485	1,090,485	1,090,485	—	—
Securities available-for-sale	1,583,715	1,583,715	—	1,583,715	—
Securities held-to-maturity	618,395	609,777	—	609,777	—
Loans receivable, net	10,061,790	10,012,659	—	—	10,012,659
Residential mortgage loans held-for-sale	27,411	27,411	—	—	27,411
Accrued interest receivable	26,995	26,995	26,995	—	—
Interest rate lock commitments	3,137	3,137	—	—	3,137
Forward commitments	518	518	—	518	—
Foreign exchange swaps	1,399	1,399	—	1,399	—
Interest rate swaps not designated as hedging instruments	34,983	34,983	—	34,983	—
FHLB stock	14,567	14,567	—	—	—
Total financial assets	$13,463,395	13,405,646	1,117,480	2,230,392	10,043,207

Financial liabilities:
Savings and checking deposits	$10,834,386	10,834,386	10,834,386	—	—
Time deposits	1,387,827	1,402,858	—	—	1,402,858
Borrowed funds	126,496	126,496	126,496	—	—
Subordinated debt	123,486	129,421	—	129,421	—
Junior subordinated debentures	128,989	121,571	—	—	121,571
Foreign exchange swaps	961	961	—	961	—
Interest rate swaps not designated as hedging instruments	35,152	35,152	—	35,152	—
Risk participation agreements	71	71	—	71	—
Accrued interest payable	589	589	589	—	—
Total financial liabilities	$12,637,957	12,651,505	10,961,471	165,605	1,524,429

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at December 31, 2020 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$736,277	736,277	736,277	—	—
Securities available-for-sale	1,398,941	1,398,941	—	1,398,941	—
Securities held-to-maturity	178,887	179,666	—	179,666	—
Loans receivable, net	10,387,636	10,334,521	—	—	10,334,521
Residential mortgage loans held-for-sale	58,786	58,786	—	—	58,786
Accrued interest receivable	35,554	35,554	35,554	—	—
Interest rate lock commitments	6,465	6,465	—	—	6,465
Forward commitments	1,105	1,105	—	1,105	—
Interest rate swaps not designated as hedging instruments	53,863	53,863	—	53,863	—
FHLB stock	21,748	21,748	—	—	—
Total financial assets	$12,879,262	12,826,926	771,831	1,633,575	10,399,772

Financial liabilities:
Savings and checking accounts	$9,957,137	9,957,137	9,957,137	—	—
Time deposits	1,642,096	1,669,546	—	—	1,669,546
Borrowed funds	159,715	159,745	159,745	—	—
Subordinated debt	123,329	123,329	—	123,329	—
Junior subordinated debentures	128,794	121,106	—	—	121,106
Interest rate swaps not designated as hedging instruments	54,579	54,579	—	54,579	—
Risk participation agreements	86	86	—	86	—
Accrued interest payable	2,054	2,054	2,054	—	—
Total financial liabilities	$12,067,790	12,087,582	10,118,936	177,994	1,790,652

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both September 30, 2021 and December 31, 2020.

    The following table represents assets and liabilities measured at fair value on a recurring basis at September 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	56,992	—	56,992
Government-sponsored enterprises	—	46,662	—	46,662
States and political subdivisions	—	126,529	—	126,529
Total debt securities	—	230,183	—	230,183

Residential mortgage-backed securities:
GNMA	—	18,029	—	18,029
FNMA	—	171,926	—	171,926
FHLMC	—	106,027	—	106,027
Non-agency	—	442	—	442
Collateralized mortgage obligations:
GNMA	—	490,548	—	490,548
FNMA	—	277,829	—	277,829
FHLMC	—	288,731	—	288,731
Total mortgage-backed securities	—	1,353,532	—	1,353,532

Interest rate lock commitments	—	—	3,137	3,137
Forward commitments	—	518	—	518
Foreign exchange swaps	—	1,399	—	1,399
Interest rate swaps not designated as hedging instruments	—	34,983	—	34,983
Total assets	$—	1,620,615	3,137	1,623,752

Foreign exchange swaps	$—	961	—	961
Interest rate swaps not designated as hedging instruments	—	35,152	—	35,152
Risk participation agreements	—	71	—	71
Total liabilities	$—	36,184	—	36,184

    The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	40,917	—	40,917
Government-sponsored enterprises	—	94,507	—	94,507
States and political subdivisions	—	116,813	—	116,813
Total debt securities	—	252,237	—	252,237

Residential mortgage-backed securities:
GNMA	—	23,026	—	23,026
FNMA	—	203,571	—	203,571
FHLMC	—	134,572	—	134,572
Non-agency	—	465	—	465
Collateralized mortgage obligations:
GNMA	—	343,409	—	343,409
FNMA	—	262,109	—	262,109
FHLMC	—	179,552	—	179,552
Total mortgage-backed securities	—	1,146,704	—	1,146,704

Interest rate lock commitments	—	—	6,465	6,465
Forward commitments	—	1,105	—	1,105
Interest rate swaps not designated as hedging instruments	—	53,863	—	53,863
Total assets	$—	1,453,909	6,465	1,460,374

Interest rate swaps not designated as hedging instruments	$—	54,579	—	54,579
Risk participation agreements	—	86	—	86
Total liabilities	$—	54,665	—	54,665

    The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	For the quarter ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Beginning balance	$3,608	7,416	6,465	559

Total gains or losses:
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—

Interest rate lock commitments:
Net activity	(471)	792	(3,328)	7,649
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—

Ending balance	$3,137	8,208	3,137	8,208

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held-for-sale, loans individually assessed, real estate owned, and mortgage servicing rights.

    The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of September 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	65,835	65,835
Mortgage servicing rights	—	—	2,333	2,333
Real estate owned, net	—	—	809	809
Total assets	$—	—	68,977	68,977

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
The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2021 (in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	$65,835	Appraisal value (1)	Estimated cost to sell	10.0%
		Discounted cash flow	Discount rate	10.92% to 15.4% (13.26%)

Mortgage servicing rights	2,333	Discounted cash flow	Annual service cost	$84
			Prepayment rates	7.0% to 24.6% (11.2%)
			Expected life (months)	40.1 to 103.9 (73.2)
			Option adjusted spread	750 basis points
			Forward yield curve	0.09% to 1.32%

Real estate owned, net	809	Appraisal value (1)	Estimated cost to sell	10.0%
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

    The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the quarter ended September 30, 2020, the Company discontinued these cash flow hedges and, as a result, reclassified a $1.3 million loss into earnings. As of September 30, 2021, the Company had no cash flow hedges.

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

The following table presents information regarding our derivative financial instruments for the periods indicated (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At September 30, 2021
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$632,709	34,983	632,709	35,152
Foreign exchange swap agreements	20,027	1,399	2,824	961
Interest rate lock commitments	100,695	3,137	—	—
Forward commitments	17,135	518	—	—
Risk participation agreements	—	—	81,888	71
Total derivatives	$770,566	40,037	717,421	36,184

At December 31, 2020
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$599,300	53,863	599,300	54,579
Interest rate lock commitments	171,357	6,465	—	—
Forward commitments	25,474	1,105	—	—
Risk participation agreements	—	—	77,532	86
Total derivatives	$796,131	61,433	676,832	54,665
The following table presents income or expense recognized on derivatives for the periods indicated (in thousands):

	For the quarter ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Hedging derivatives:
Decrease in interest expense	$—	67	—	(35)

Non-hedging swap derivatives:
Increase/(decrease) in other income	590	(353)	1,087	(875)
Increase in mortgage banking income	345	315	3,915	8,563

(11)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of September 30, 2021, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements.  Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

    During the year-ended December 31, 2018, Northwest and our subsidiary, The Bert Company (doing business as Northwest Insurance Services) (“NWIS”), were involved in a lawsuit against, among others, First National Bank of Pennsylvania (“FNB”) and their insurance subsidiary, First National Insurance Agency, LLC (“FNIA”). All counterclaims against Northwest were discontinued and, in December 2018, a verdict was rendered in favor of NWIS on several of its claims. Post-trial proceedings have continued throughout the current year and, due to the inherent uncertainties with respect to these proceedings, we have not accrued any awards associated with this verdict within our Consolidated Financial Statements as of September 30, 2021.

(12)    Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended September 30, 2021
	Unrealized gains/(losses) on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of June 30, 2021	$3,533	—	(49,725)	(46,192)

Other comprehensive loss before reclassification adjustments (1)	(6,455)	—	—	(6,455)
Amounts reclassified from accumulated other comprehensive income (2) (3)	(69)	—	333	264

Net other comprehensive income/(loss)	(6,524)	—	333	(6,191)

Balance as of September 30, 2021	$(2,991)	—	(49,392)	(52,383)

	For the quarter ended September 30, 2020
	Unrealized gains/(losses) on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of June 30, 2020	$16,096	(946)	(39,590)	(24,440)

Other comprehensive income before reclassification adjustments (4)	676	—	—	676
Amounts reclassified from accumulated other comprehensive income (5) (6) (7)	(1)	946	250	1,195

Net other comprehensive income	675	946	250	1,871

Balance as of September 30, 2020	$16,771	—	(39,340)	(22,569)
(1)Consists of unrealized holding losses, net of tax of ($2,076).
(2)Consists of realized losses, net of tax of ($24).
(3)Consists of realized gains, net of tax of $128.
(4)Consists of unrealized holding gains, net of tax $107.
(5)Consists of realized gains on securities, net of tax ($1).
(6)Consists of realized losses, net of tax of $375.
(7)Consists of realized gains, net of tax of $99.

	For the nine months ended September 30, 2021
	Unrealized gains/(losses) on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2020	$16,843	—	(50,392)	(33,549)

Other comprehensive loss before reclassification adjustments (1)	(19,554)	—	—	(19,554)
Amounts reclassified from accumulated other comprehensive income (2) (3)	(280)	—	1,000	720

Net other comprehensive income/(loss)	(19,834)	—	1,000	(18,834)

Balance as of September 30, 2021	$(2,991)	—	(49,392)	(52,383)

	For the nine months ended September 30, 2020
	Unrealized gains on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2019	$3,147	—	(40,088)	(36,941)

Other comprehensive income/(loss) before reclassification adjustments (4) (5)	13,623	(946)	—	12,677
Amounts reclassified from accumulated other comprehensive income (6) (7) (8)	1	946	748	1,695

Net other comprehensive income	13,624	—	748	14,372

Balance as of September 30, 2020	$16,771	—	(39,340)	(22,569)
(1)Consists of unrealized holding losses, net of tax of ($6,812).
(2)Consists of realized losses, net of tax of ($89).
(3)Consists of realized gains, net of tax of $386.
(4)Consists of unrealized holding gains, net of tax $5,286.
(5)Consists of realized holding losses, net of tax ($209).
(6)Consists of realized gains, net of tax of $0.
(7)Consists of realized losses, net of tax of $375.
(8)Consists of realized gains, net of tax of $297.

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

Comparison of Financial Condition

Total assets at September 30, 2021 were $14.389 billion, an increase of $583.0 million, or 4.2%, from $13.806 billion at December 31, 2020.  This increase in assets was due to an increase in marketable securities as well as an increase in total cash and cash equivalents, as described in further detail below.

Total cash and cash equivalents increased by $354.2 million, or 48.1%, to $1.090 billion at September 30, 2021 from $736.3 million at December 31, 2020. This increase was primarily due to the increase in customer deposit balances associated with consumer stimulus checks and loan funds from the Paycheck Protection Program ("PPP").

Total marketable securities increased by $624.3 million, or 39.6%, to $2.202 billion at September 30, 2021 from $1.578 billion at December 31, 2020. This increase was primarily due to the $439.5 million increase in held-to-maturity marketable securities as a result of investing excess cash generated by deposits within our held-to-maturity portfolio.

Total loans receivable decreased by $381.9 million, or 3.6%, to $10.199 billion at September 30, 2021, from $10.581 billion at December 31, 2020. This decrease was due to loan paydowns and payoffs outpacing new originations across all of our loan portfolios including PPP forgiveness, with the exception of consumer loans, primarily indirect auto, which increased by $308.8 million, or 20.5%, to $1.817 billion at September 30, 2021 compared to $1.508 billion at December 31, 2020.

     Total deposits increased by $623.0 million, or 5.4%, to $12.222 billion at September 30, 2021 from $11.599 billion at December 31, 2020. This increase was primarily due to increases in checking deposits of $506.3 million, or 9.3%, as well as savings and money market deposits of $371.0 million, or 8.3%. These increases were primarily the result of consumer stimulus checks and PPP loan funds. Partially offsetting this increase was a decrease in time deposits of $254.3 million, or 15.5%, as customers moved funds from term products to checking and savings accounts.

Total shareholders’ equity at September 30, 2021 was $1.562 billion, or $12.34 per share, an increase of $23.1 million, or 1.5%, from $1.539 billion, or $12.11 per share, at December 31, 2020. This increase was primarily the result of year-to-date earnings of $124.3 million. Partially offsetting this increase was the payment of cash dividends of $75.0 million for the nine months ended September 30, 2021 as well as the payment of $23.9 million for share repurchases for the nine months ended September 30, 2021.

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

	At September 30, 2021
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,683,307	16.850%	$1,048,922	10.500%	$998,974	10.000%
Northwest Bank	1,526,216	15.292%	1,047,946	10.500%	998,044	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,469,178	14.707%	849,127	8.500%	799,179	8.000%
Northwest Bank	1,435,573	14.384%	848,337	8.500%	798,435	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,344,178	13.456%	699,281	7.000%	649,333	6.500%
Northwest Bank	1,435,573	14.384%	698,630	7.000%	648,728	6.500%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,469,178	9.531%	616,557	4.000%	770,697	5.000%
Northwest Bank	1,435,573	10.101%	568,480	4.000%	710,601	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

	At December 31, 2020
			Minimum capital		Well capitalized
	Actual		requirements (1)		requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,654,198	16.642%	$1,043,693	10.500%	$993,993	10.000%
Northwest Bank	1,478,310	14.887%	1,042,655	10.500%	993,004	10.000%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,406,321	14.148%	844,894	8.500%	795,195	8.000%
Northwest Bank	1,354,028	13.636%	844,054	8.500%	794,403	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,281,516	12.893%	695,795	7.000%	646,096	6.500%
Northwest Bank	1,354,028	13.636%	695,103	7.000%	645,453	6.500%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,406,321	10.145%	554,501	4.000%	693,126	5.000%
Northwest Bank	1,354,028	9.903%	546,905	4.000%	683,631	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”).  Northwest Bank’s liquidity ratio at September 30, 2021 was 20.4%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At September 30, 2021, Northwest had $3.511 billion of additional borrowing capacity available with the FHLB, including $250.0 million on an overnight line of credit which had no balance at September 30, 2021, as well as $79.5 million of borrowing capacity available with the Federal Reserve Bank and $110.0 million with three correspondent banks.

Dividends

We paid $25.4 million and $24.3 million in cash dividends during the quarters ended September 30, 2021 and 2020, respectively. The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) was 74.1% and 63.3% for the quarters ended September 30, 2021 and September 30, 2020, respectively, on dividends of $0.20 per share for the quarter ended September 30, 2021 and $0.19 per share for the quarter ended September 30, 2020. On October 25, 2021, the Board of Directors declared a cash dividend of $0.20 per share payable on November 15, 2021 to shareholders of record as of November 5, 2021. This represents the 108th consecutive quarter we have paid a cash dividend.

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

	September 30, 2021	December 31, 2020
	(in thousands)
Nonaccrual loans 90 days or more past due:
Residential mortgage loans	$8,069	14,489
Home equity loans	4,745	8,441
Consumer loans	2,184	5,473
Commercial real estate loans	25,562	25,287
Commercial loans	1,104	7,325
Total nonaccrual loans 90 days or more past due	41,664	61,015
Total REO, net	$809	2,232
Total loans 90 days or more past due and REO	42,473	63,247
Total loans 90 days or more past due to net loans receivable	0.41%	0.58%
Total loans 90 days or more past due and REO to total assets	0.30%	0.46%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	41,664	61,015
Nonaccrual loans - loans less than 90 days past due	135,278	41,817
Loans 90 days or more past due and still accruing	386	585
Total nonperforming loans	177,328	103,417
Total nonperforming assets	$178,137	105,649
Nonaccrual TDR loans (1)	$12,858	10,704
Accruing TDR loans	13,664	21,431
Total TDR loans	$26,522	32,135
(1)Included in nonaccrual loans above.

Allowance for Credit Losses

We adopted CECL on January 1, 2020, as further described in Note 1(f) of the Notes to the Consolidated Financial Statements in Item 8 of Part II of our 2020 Annual Report on Form 10-K. Our Board of Directors has adopted an “Allowance for Credit Losses” policy designed to provide management with a systematic methodology for determining and documenting the allowance for credit losses each reporting period.  This methodology was developed to provide a consistent process to ensure that the allowance for credit losses is in conformity with GAAP, our policies and procedures and other supervisory and regulatory guidelines.

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

If a substandard or doubtful loan is not individually assessed, it is grouped with other loans that possess common characteristics for credit losses and analysis.  For the purpose of calculating reserves, we have grouped our loans into seven segments: residential mortgage loans, home equity loans, vehicle loans, consumer loans, commercial real estate loans, commercial real estate loans - owner occupied and commercial loans. The allowance for credit losses is measured using a combination of statistical models and qualitative assessments. We use a twenty four month forecasting period and revert to historical average loss rates thereafter. Reversion to average loss rates takes place over twelve months. Historical average loss rates are calculated using historical data beginning in October 2009 through the current period.

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

     We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness. As part of the analysis as of September 30, 2021, we considered the most recent economic conditions and forecasts available which incorporated the impact of COVID-19. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL decreased by $24.7 million, or 18.3%, to $109.8 million, or 1.08% of total loans at September 30, 2021 from $134.4 million, or 1.27% of total loans, at December 31, 2020. Total classified loans decreased $105.0 million, or 21.4%, to $384.4 million at September 30, 2021 from $489.3 million at December 31, 2020. This decrease was primarily due to the upgrade and payoff of loans in our commercial real estate portfolio during the year.

We also consider how the levels of nonaccrual loans and historical charge-offs have influenced the required amount of allowance for credit losses. Nonaccrual loans of $176.9 million, or 1.73% of total loans receivable at September 30, 2021, increased by $74.1 million, or 72.1%, from $102.8 million, or 0.97% of total loans receivable at December 31, 2020. This increase was primarily related to loans within the hospitality industry as they were judgmentally placed on nonaccrual after the end of their deferral periods. As a percentage of average loans, annualized net charge-offs decreased to 0.12% for the quarter ended September 30, 2021 compared to 0.13% for the year ended December 31, 2020.

Comparison of Operating Results for the Quarters Ended September 30, 2021 and 2020

Net income for the quarter ended September 30, 2021 was $35.1 million, or $0.27 per diluted share, a decrease of $3.0 million, or 7.9%, from net income of $38.1 million, or $0.30 per diluted share, for the quarter ended September 30, 2020. The decrease in net income primarily resulted from a decrease in noninterest income of $7.5 million, or 20.4%, and a decrease in net interest income of $5.1 million, or 4.9%. Partially offsetting these changes was a decrease in provision for credit losses of $11.2 million, or 163.9%, and a decrease in noninterest expense of $767,000, or 0.9%. Net income for the quarter ended September 30, 2021 represents annualized returns on average equity and average assets of 8.86% and 0.97%, respectively, compared to 9.82% and 1.09% for the same quarter last year. A further discussion of notable changes follows.

Interest Income

    Total interest income decreased $8.4 million, or 7.4%, to $105.0 million for the quarter ended September 30, 2021 from $113.4 million for the quarter ended September 30, 2020. This decrease is due to a decrease in the average yield earned on interest-earning assets to 3.13% for the quarter ended September 30, 2021 from 3.52% for the quarter ended September 30, 2020 due to decreases in market interest rates over the past 18 months. Offsetting this decrease in average yield earned was an increase in the average balance of interest-earning assets by $518.8 million, or 4.0%, to $13.334 billion for the quarter ended September 30, 2021 from $12.815 billion for the quarter ended September 30, 2020, which was primarily driven by growth in the mortgage-backed securities portfolio.

    Interest income on loans receivable decreased by $9.8 million, or 9.1%, to $97.5 million for the quarter ended September 30, 2021 compared to $107.2 million for the quarter ended September 30, 2020. This decrease in interest income was due to decreases in both the average balance of loans receivable and the average yield on loans receivable. The average balance of loans receivable decreased $551.4 million, or 5.1%, to $10.226 billion for the quarter ended September 30, 2021 from $10.777 billion for the quarter ended September 30, 2020 due to slower loan demand and $580.0 million of PPP loan forgiveness since September 30 of last year. The average yield on loans receivable decreased to 3.79% for the quarter ended September 30, 2021 from 3.96% for the quarter ended September 30, 2020, due to the decrease in market interest rates. Included in loan interest income for the current quarter is $4.1 million of accretion related to PPP fees, net of origination costs, compared to $1.8 million in the third quarter last year.

    Interest income on mortgage-backed securities increased by $1.2 million, or 25.5%, to $5.8 million for the quarter ended September 30, 2021 compared to $4.7 million for the quarter ended September 30, 2020. This increase was driven by an increase in the average balance of mortgage-backed securities of $828.1 million, or 82.4%, to $1.833 billion for the quarter ended September 30, 2021 from $1.005 billion for the quarter ended September 30, 2020. This increase in average balance was primarily a result of additional purchases utilizing excess cash from deposit growth during the past year. Offsetting this increase was a decrease in the average yield on mortgage-backed securities to 1.27% for the quarter ended September 30, 2021 from 1.85% for the quarter ended September 30, 2020 due to new purchases at lower market yields than our existing portfolio.

    Interest income on investment securities increased by $195,000, or 18.0%, for the quarter ended September 30, 2021 to $1.3 million from $1.1 million for the quarter ended September 30, 2020. This increase was due to an increase in the average balance of investment securities by $132.5 million, or 61.3%, to $348.6 million for the quarter ended September 30, 2021 from $216.1 million for the quarter ended September 30, 2020. The average balance of investment securities increased due to the utilization of excess funds from deposit growth. Partially offsetting this increase was a decrease in the average yield on investment securities which decreased to 1.47% for the quarter ended September 30, 2021 from 2.00% for the quarter ended September 30, 2020 due to new investment purchases at yields lower than the existing portfolio.

    Dividends on FHLB stock decreased by $147,000, or 67.4%, to $71,000 for the quarter ended September 30, 2021 from $218,000 for the quarter ended September 30, 2020. This decrease was due to both the decrease in average yield on FHLB stock and the decrease in the average balance of FHLB stock. The average yield decreased to 1.31% for the quarter ended September 30, 2021 from 3.39% for the quarter ended September 30, 2020 as the FHLB of Pittsburgh recently decreased yields on required stock holdings in reaction to lower market interest rates. The average balance of FHLB stock decreased by $4.0 million, or 15.6%, to $21.6 million for the quarter ended September 30, 2021 from $25.6 million for the quarter ended September 30, 2020. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

    Interest income on interest-earning deposits increased by $131,000, or 59.3%, to $352,000 for the quarter ended September 30, 2021 from $221,000 for the quarter ended September 30, 2020. The average balance of interest-earning deposits increased by $113.5 million, or 14.3%, to $905.1 million for the quarter ended September 30, 2021 from $791.6 million for the quarter ended September 30, 2020 due to excess liquidity from recent deposit inflows. Also contributing to this increase was an increase in the average yield on interest-earning deposits to 0.15% for the quarter ended September 30, 2021 from 0.11% for the quarter ended September 30, 2020.

Interest Expense

Interest expense decreased by $3.3 million, or 33.2%, to $6.6 million for the quarter ended September 30, 2021 from $9.9 million for the quarter ended September 30, 2020. This decrease in interest expense was primarily due to the decline in the average cost of interest-bearing liabilities, which decreased to 0.27% for the quarter ended September 30, 2021 from 0.42% for the quarter ended September 30, 2020. This decrease resulted from decreases in the interest rate paid on deposits and junior subordinated debentures in response to decreases in market interest rates. Partially offsetting this decrease was an increase in the average balance of interest-bearing liabilities by $159.1 million, or 1.7%, to $9.534 billion for the quarter ended September 30, 2021 from $9.375 billion for the quarter ended September 30, 2020. This increase in average balance resulted from internal growth in deposits. In addition, on September 9, 2020, the Company issued $125 million of fixed-to-floating subordinated debt with an initial five-year fixed interest rate of 4.00%.

Net Interest Income

Net interest income decreased by $5.1 million, or 4.9%, to $98.4 million for the quarter ended September 30, 2021 from $103.5 million for the quarter ended September 30, 2020.  This decrease is attributable to the factors discussed above. Our interest rate spread decreased to 2.86% for the quarter ended September 30, 2021 from 3.10% for the quarter ended September 30, 2020 and our net interest margin decreased to 2.95% for the quarter ended September 30, 2021 from 3.23% for the quarter ended September 30, 2020 primarily due to declining interest-earning asset yields.

Provision for Credit Losses

    The provision for credit losses decreased by $11.2 million, or 163.9%, to a current period credit of $4.4 million for the quarter ended September 30, 2021 compared to a provision expense of $6.8 million for the quarter ended September 30, 2020. The prior year was impacted by COVID-19 and the uncertainty surrounding the possible negative effect on the economy. As such, the provision in the prior year was driven by the estimated increase in possible future loan losses. The current period decrease in provision was driven by continued improvements in economic forecasts compared to the uncertainty that existed last year due to COVID-19.

    In determining the amount of the current period provision, we considered current and forecasted economic conditions, including but not limited to improvements in unemployment levels, expected economic growth, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled "Allowance for Credit Losses." The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at September 30, 2021.

Noninterest Income

Noninterest income decreased by $7.5 million, or 20.4%, to $29.2 million for the quarter ended September 30, 2021 from $36.7 million for the quarter ended September 30, 2020. This decrease was primarily due to a decrease in mortgage banking income of $7.1 million, or 64.4%, to $3.9 million for the quarter ended September 30, 2021 from $11.1 million for the quarter ended

September 30, 2020 due to the impact of less favorable pricing in the secondary market. In addition, insurance commission income decreased by $2.3 million, or 98.1%, to $44,000 for the quarter ended September 30, 2021 from $2.3 million for the quarter ended September 30, 2020 due to the sale of the insurance business during the second quarter of 2021. Lastly, service charges and fees decreased $1.2 million, or 8.0%, to $13.2 million for the quarter ended September 30, 2021 from $14.4 million for the quarter ended September 30, 2020 due primarily to the impact of being subject to the Durbin amendment on interchange revenue. Partially offsetting this decrease was an increase in trust and other financial services income of $1.8 million, or 33.6%, to $7.2 million for the quarter ended September 30, 2021 from $5.4 million for the quarter ended September 30, 2020 as a result of increases in both trust and brokerage advisory services. In addition, there was an increase in other operating income of $1.3 million, or 62.6%, to $3.3 million for the quarter ended September 30, 2021 from $2.0 million for the quarter ended September 30, 2020 primarily as a result of fees earned from debit/credit card volume-based incentives.

Noninterest Expense

Noninterest expense decreased by $767,000, or 0.9%, to $86.1 million for the quarter ended September 30, 2021 from $86.9 million for the quarter ended September 30, 2020. This decrease was due to a decline in a majority of the noninterest expense categories. Processing expenses decreased $1.5 million, or 10.1%, to $13.5 million for the quarter ended September 30, 2021 from $15.0 million for the quarter ended September 30, 2020. Merger related expenses decreased $1.4 million, or 100.0%, due to expenses incurred in the prior year as a result of the acquisition of MutualFirst Financial, Inc. Partially offsetting these decreases was an increase of $1.7 million, or 3.6%, in compensation and employee benefits due primarily to increases in health insurance and other benefit costs, regular merit expense increases and the addition of strategic personnel. In addition, there was an increase in other expenses of $2.2 million for the quarter ended September 30, 2021 due primarily due to an increase in the unfunded reserve as a result of an increase in the undrawn commitments in the commercial real estate and construction portfolios.

Income Taxes

The provision for income taxes increased by $2.3 million, or 27.5%, to $10.8 million for the quarter ended September 30, 2021 from $8.5 million for the quarter ended September 30, 2020. This increase in income taxes was due to an increase in the annual effective tax rate for 2021 as the prior year had a greater percentage of net income generated by tax free or tax efficient earning assets. We anticipate our effective tax rate to be between 22.0% and 24.0% for the year ending December 31, 2021.

Comparison of Operating Results for the Nine Months Ended September 30, 2021 and 2020

Net income for the nine months ended September 30, 2021 was $124.3 million, or $0.97 per diluted share, an increase of $84.5 million, or 212.3%, from $39.8 million, or $0.34 per diluted share, for the nine months ended September 30, 2020. The increase in net income resulted primarily from a decrease in provision for credit losses of $96.2 million, or 111.6%, as well as an increase in noninterest income of $15.7 million, or 15.7%, and an increase in net interest income of $5.8 million, or 2.0%. Partially offsetting these factors were an increase of $4.0 million, or 1.6%, in noninterest expense and an increase in income tax expense of $29.2 million. Net income for the nine months ended September 30, 2021 represents annualized returns on average equity and average assets of 10.67% and 1.17%, respectively, compared to 3.33% and 0.42% for the nine months ended September 30, 2020. A further discussion of notable changes follows.

Interest Income

    Total interest income decreased by $6.7 million, or 2.1%, to $315.6 million for the nine months ended September 30, 2021 from $322.3 million for the nine months ended September 30, 2020. This decrease is the result of a decrease in the average yield earned on interest-earning assets to 3.20% for the nine months ended September 30, 2021 from 3.78% for the nine months ended September 30, 2020. This decrease in average yield is attributed to a decline in overall market interest rates. Partially offsetting this decrease was an increase in the average balance of interest-earning assets of $1.759 billion, or 15.4%, to $13.158 billion for the nine months ended September 30, 2021 from $11.400 billion for the nine months ended September 30, 2020 due primarily to the investment of excess cash from deposit growth.

Interest income on loans receivable decreased by $10.2 million, or 3.3%, to $295.0 million for the nine months ended September 30, 2021 from $305.2 million for the nine months ended September 30, 2020. This decrease is attributed to a decrease in the average yield on loans receivable to 3.82% for the nine months ended September 30, 2021 from 4.11% for the nine months ended September 30, 2020 primarily as a result of the decrease in market interest rates. Partially offsetting this decrease was an increase in the average balance of loans receivable of $387.9 million, or 3.9%, to $10.309 billion for the nine months ended September 30, 2021 from $9.921 billion for the nine months ended September 30, 2020. This increase is due to organic loan growth as well as the origination of almost $800.0 million of PPP loans over the past 18 months. Included in loan interest income for the current period is $11.4 million of accretion related to PPP fees, net of origination costs, compared to $2.9 million in the prior year period.

    Interest income on mortgage-backed securities increased by $2.9 million, or 22.2%, to $15.7 million for the nine months ended September 30, 2021 from $12.9 million for the nine months ended September 30, 2020. This increase is attributed to an increase in the average balance of mortgage-backed securities of $843.0 million, or 105.8%, to $1.640 billion for the nine months ended September 30, 2021 from $796.7 million for the nine months ended September 30, 2020. This increase is due primarily to the additional purchases utilizing excess cash from deposit growth during the past year. Partially offsetting this increase was a decrease in the average yield on mortgage-backed securities to 1.28% for the quarter ended September 30, 2021 from 2.15% for the quarter ended September 30, 2020. This decrease in yield was primarily due to new purchases of mortgage-backed securities at lower market yields than our existing portfolio.

Interest income on investment securities increased by $855,000, or 29.3%, to $3.8 million for the nine months ended September 30, 2021 from $2.9 million for the nine months ended September 30, 2020. This increase is primarily attributable to an increase in the average balance of investment securities of $171.2 million, or 96.7%, to $348.2 million for the nine months ended September 30, 2021 from $177.0 million for the nine months ended September 30, 2020. The average balance of investments increased due to the utilization of excess funds from deposit growth. Partially offsetting this increase was a decrease in the average yield on investment securities to 1.44% for the nine months ended September 30, 2021 from 2.20% for the nine months ended September 30, 2020.

Dividends on FHLB stock decreased by $464,000, or 58.8%, to $325,000 for the nine months ended September 30, 2021 from $789,000 for the nine months ended September 30, 2020. This decrease was due to a decrease in the average yield on FHLB stock to 1.95% for the nine months ended September 30, 2021 from 4.96% for the nine months ended September 30, 2020 as the FHLB of Pittsburgh decreased yields on required stock holdings due to lower market interest rates. Partially offsetting this decrease was an increase of $919,000, or 4.3%, in the average balance of FHLB stock to $22.2 million for the nine months ended September 30, 2021 from $21.3 million for the nine months ended September 30, 2020. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

Interest income on interest-earning deposits increased by $186,000, or 34.4%, to $727,000 for the nine months ended September 30, 2021 from $541,000 for the nine months ended September 30, 2020. This increase is attributable to an increase in the average balance of interest-earning deposits which increased by $355.6 million, or 73.6%, to $839.0 million for the nine months ended September 30, 2021 from $483.4 million for the nine months ended September 30, 2020 due to excess liquidity from steady deposit inflows. Partially offsetting this increase was a decrease in the average yield on interest-earning deposits to 0.11% for the nine months ended September 30, 2021 from 0.15% for the nine months ended September 30, 2020, as a result of decreases in the targeted federal funds rate by the Federal Reserve.

Interest Expense

Interest expense decreased by $12.5 million, or 37.4%, to $21.0 million for the nine months ended September 30, 2021 from $33.5 million for the nine months ended September 30, 2020. This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 0.30% for the nine months ended September 30, 2021 from 0.53% for the nine months ended September 30, 2020. This decrease resulted from decreases in the interest rate paid on deposits and junior subordinated debentures in response to decreases in market interest rates. Partially offsetting this decrease was an increase in the average balance of interest-bearing liabilities which increased by $976.1 million, or 11.5%, to $9.475 billion for the nine months ended September 30, 2021 from $8.499 billion for the nine months ended September 30, 2020. This increase resulted from internal growth in deposits. In addition, on September 9, 2020, the Company issued $125 million of fixed-to-floating subordinated debt with an initial five year fixed interest rate of 4.00%.

Net Interest Income

Net interest income increased by $5.8 million, or 2.0%, to $294.6 million for the nine months ended September 30, 2021 from $288.8 million for the nine months ended September 30, 2020. This increase is attributable to the factors discussed above. Despite the overall increase in net interest income due primarily to balance sheet growth and the accretion of net PPP fees, our interest rate spread and net interest margin both decreased. Our interest rate spread decreased to 2.91% for the nine months ended September 30, 2021 from 3.25% for the nine months ended September 30, 2020 and our net interest margin decreased to 2.99% for the nine months ended September 30, 2021 from 3.38% for the nine months ended September 30, 2020. These decreases were primarily due to declining interest-earning asset yields. Contributing to the decline in asset yields was an increase in average cash balances of $355.6 million, earning just 0.11%, due to deposit growth associated with the PPP loan funds and consumer stimulus checks.

Provision for Credit Losses

    The provision for credit losses decreased by $96.2 million, or 111.6%, to a current period credit of $10.0 million for the nine months ended September 30, 2021 from a provision expense of $86.2 million for the nine months ended September 30, 2020. The prior year provision was impacted by COVID-19 and the uncertainty surrounding the possible negative effect on economic forecasts. As such, the outsized provision in the prior year was driven by the estimated increase in possible future loan losses due to COVID-19. The current period decrease was primarily due to continued improvements in economic forecasts compared to the uncertainty that existed in the prior year.

Annualized net charge-offs to average loans decreased to 0.19% for the nine months ended September 30, 2021 from 0.32% for the nine months ended September 30, 2020. Additionally, classified assets declined by $73.4 million, or 16.0%, to $384.4 million, or 3.8% of loans outstanding at September 30, 2021 from $457.8 million, or 4.2% of loans outstanding at September 30, 2020.

In determining the amount of the current period provision, we considered current economic conditions, including but not limited to unemployment levels, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience.  We analyze the allowance for credit losses as described in the section entitled "Allowance for Credit Losses."  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at September 30, 2021.

Noninterest Income

Noninterest income increased by $15.7 million, or 15.7%, to $115.8 million for the nine months ended September 30, 2021 from $100.1 million for the nine months ended September 30, 2020. This increase was primarily due to a $25.3 million pre-tax gain on the sale of our insurance business offered through Northwest Insurance Services, which closed April 30, 2021. In addition, trust and other financial services income increased by $5.9 million, or 38.8%, to $21.1 million for the nine months ended September 30, 2021 from $15.2 million for the nine months ended September 30, 2020 as a result of increases in both trust and brokerage advisory services. Partially offsetting this increase was a $10.5 million, or 43.3%, decrease in mortgage banking income due to the impact of less favorable secondary market pricing. Additionally, service charges and fees decreased by $4.2 million, or 9.9%, due to the impact of the Durbin amendment on our interchange fees which came into effect in the second half of 2020.

Noninterest Expense

Noninterest expense increased by $4.0 million, or 1.6%, to $258.6 million for the nine months ended September 30, 2021, from $254.6 million for the nine months ended September 30, 2020. This increase was primarily due to the increase in compensation and employee benefits expense of $15.0 million, or 11.5%, to $145.2 million for the nine months ended September 30, 2021 from $130.2 million for the nine months ended September 30, 2020 primarily due to increases in health insurance and other benefit costs, regular merit expense and the addition of MutualBank employees and other strategic personnel. Processing expenses increased by $4.3 million, or 11.3%, to $42.1 million for the nine months ended September 30, 2021 from $37.9 million for the nine months ended September 30, 2020 as we continue to invest in technology and infrastructure and as activity-driven utilization fees for ATM, check card and online and mobile banking has increased. Additionally, professional service expense increased by $4.2 million, or 47.6%, to $13.1 million for the nine months ended September 30, 2021 from $8.9 million for the nine months ended September 30, 2020 due primarily to utilization of third-party experts to assist with our digital strategy rollout. Partially offsetting these increases, merger, asset disposition and restructuring expense decreased $12.9 million, or 95.3%, due to expenses incurred in the prior period as part of the MutualBank acquisition. Additionally, other expenses decreased by $5.8 million, or 45.1%, primarily due to the decrease in the reserve for unfunded commitments. The prior year was significantly impacted by the onset of COVID-19 and the uncertainty surrounding the possible negative effect on loan commitments and undrawn lines of credit.

Income Taxes

The provision for income taxes increased by $29.2 million, or 349.8%, to $37.5 million for the nine months ended September 30, 2021 from $8.3 million for the nine months ended September 30, 2020. This increase was primarily due to the increase in income before tax of $113.7 million, or 236.1%. We anticipate our effective tax rate to be between 22.0% and 24.0% for the year ending December 31, 2021.

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

	Quarter ended September 30,
	2021			2020
	Average balance	Interest	Avg. yield/ cost (i)	Average balance	Interest	Avg. yield/ cost (i)
Assets
Interest-earning assets:
Residential mortgage loans	$2,959,794	25,398	3.43%	$3,176,436	28,769	3.62%
Home equity loans	1,356,131	11,993	3.51%	1,479,429	13,732	3.69%
Consumer loans	1,728,563	16,220	3.72%	1,437,828	15,851	4.39%
Commercial real estate loans	3,205,839	35,305	4.31%	3,306,386	36,887	4.37%
Commercial loans	975,603	9,096	3.65%	1,377,223	12,603	3.58%
Loans receivable (a) (b) (d) (includes FTE adjustments of $537 and $600, respectively)	10,225,930	98,012	3.80%	10,777,302	107,842	3.98%
Mortgage-backed securities (c)	1,832,876	5,840	1.27%	1,004,803	4,651	1.85%
Investment securities (c) (d) (includes FTE adjustments of $189 and $254, respectively)	348,619	1,466	1.68%	216,081	1,336	2.47%
FHLB stock, at cost	21,607	71	1.31%	25,595	218	3.39%
Other interest-earning deposits	905,130	352	0.15%	791,601	221	0.11%
Total interest-earning assets (includes FTE adjustments of $726 and $854, respectively)	13,334,162	105,741	3.15%	12,815,382	114,268	3.55%
Noninterest-earning assets (e)	1,074,122			1,088,273
Total assets	$14,408,284			$13,903,655

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$2,271,365	603	0.11%	$2,015,604	648	0.13%
Interest-bearing demand deposits	2,890,905	414	0.06%	2,680,591	763	0.11%
Money market deposit accounts	2,565,159	637	0.10%	2,347,097	1,347	0.23%
Time deposits	1,423,041	2,886	0.80%	1,782,350	5,685	1.27%
Borrowed funds (f)	131,199	154	0.47%	419,375	411	0.55%
Subordinated debentures (g)	123,513	1,277	4.10%	1,340	306	N/M
Junior subordinated debentures	128,946	625	1.90%	128,658	720	2.19%
Total interest-bearing liabilities	9,534,128	6,596	0.27%	9,375,015	9,880	0.42%
Noninterest-bearing demand deposits (h)	3,058,819			2,703,266
Noninterest-bearing liabilities	244,402			284,440
Total liabilities	12,837,349			12,362,721

Shareholders’ equity	1,570,935			1,540,934

Total liabilities and shareholders’ equity	$14,408,284			$13,903,655

Net interest income/Interest rate spread		99,145	2.87%		104,388	3.13%

Net interest-earning assets/Net interest margin	$3,800,034		2.97%	$3,440,367		3.26%

Ratio of interest-earning assets to interest-bearing liabilities	1.40X			1.37X
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
(g)On September 9, 2020, the Company issued $125.0 million of 4.00% fixed-to-floating rate subordinated notes with a maturity of September 15, 2030.
(h)Average cost of deposits were 0.15% and 0.29%, respectively.
(i)Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 3.79% and 3.96%, respectively; investment securities — 1.47% and 2.00%, respectively; interest-earning assets — 3.13% and 3.52%, respectively. GAAP basis net interest rate spreads were 2.86% and 3.10%, respectively; and GAAP basis net interest margins were 2.95% and 3.23%, respectively.

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

	For the quarter ended September 30, 2021 vs. 2020
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$(4,841)	(4,989)	(9,830)
Mortgage-backed securities	(1,449)	2,638	1,189
Investment securities	(428)	558	130
FHLB stock, at cost	(133)	(14)	(147)
Other interest-earning deposits	87	44	131
Total interest-earning assets	(6,764)	(1,763)	(8,527)

Interest-bearing liabilities:
Savings deposits	(115)	70	(45)
Interest-bearing demand deposits	(382)	33	(349)
Money market deposit accounts	(768)	58	(710)
Time deposits	(2,085)	(714)	(2,799)
Borrowed funds	81	(338)	(257)
Subordinated debt	(292)	1,263	971
Junior subordinated debentures	(97)	2	(95)
Total interest-bearing liabilities	(3,658)	374	(3,284)

Net change in net interest income	$(3,106)	(2,137)	(5,243)

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

	Nine months ended September 30,
	2021			2020
	Average balance	Interest	Avg. yield/ cost (i)	Average balance	Interest	Avg. yield/ cost (i)
Assets
Interest-earning assets:
Residential mortgage loans	$2,967,248	77,373	3.48%	$3,038,712	85,850	3.77%
Home equity loans	1,389,367	37,039	3.55%	1,424,580	42,340	3.97%
Consumer loans	1,594,834	45,341	3.79%	1,302,282	43,004	4.41%
Commercial real estate loans	3,258,785	107,124	4.32%	3,071,047	102,918	4.40%
Commercial loans	1,099,010	29,640	3.54%	1,084,739	32,727	3.96%
Loans receivable (a) (b) (d) (includes FTE adjustments of $1,468 and $1,613, respectively)	10,309,244	296,517	3.83%	9,921,360	306,839	4.13%
Mortgage-backed securities (c)	1,639,749	15,720	1.28%	796,739	12,865	2.15%
Investment securities (c) (d) (includes FTE adjustments of $540 and $543, respectively)	348,193	4,313	1.65%	176,991	3,461	2.61%
FHLB stock, at cost	22,174	325	1.95%	21,255	789	4.96%
Other interest-earning deposits	838,997	727	0.11%	483,390	541	0.15%
Total interest-earning assets (includes FTE adjustments of $2,008 and $2,156, respectively)	13,158,357	317,602	3.22%	11,399,735	324,495	3.80%
Noninterest-earning assets (e)	1,094,117			1,190,283
Total assets	$14,252,474			$12,590,018

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$2,215,553	1,818	0.11%	$1,837,624	2,023	0.15%
Interest-bearing demand deposits	2,838,822	1,250	0.06%	2,342,748	2,882	0.16%
Money market deposit accounts	2,533,676	1,914	0.10%	2,157,212	6,035	0.37%
Time deposits	1,499,583	9,845	0.87%	1,691,168	18,243	1.44%
Borrowed funds (f)	135,369	458	0.45%	344,007	1,415	0.55%
Subordinated debentures (g)	123,438	3,799	4.10%	450	306	N/M
Junior subordinated debentures	128,882	1,903	1.94%	125,988	2,595	2.71%
Total interest-bearing liabilities	9,475,323	20,987	0.30%	8,499,197	33,499	0.53%
Noninterest-bearing demand deposits (h)	2,967,672			2,250,864
Noninterest-bearing liabilities	252,587			243,705
Total liabilities	12,695,582			10,993,766

Shareholders’ equity	1,556,892			1,596,252

Total liabilities and shareholders’ equity	$14,252,474			$12,590,018

Net interest income/Interest rate spread		296,615	2.92%		290,996	3.27%

Net interest-earning assets/Net interest margin	$3,683,034		3.01%	$2,900,538		3.40%

Ratio of interest-earning assets to interest-bearing liabilities	1.39X			1.34X
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
(g)On September 9, 2020, the Company issued $125.0 million of 4.00% fixed-to-floating rate subordinated notes with a maturity of September 15, 2030.
(h)Average cost of deposits were 0.16% and 0.38%, respectively.
(i)Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 3.82% and 4.11%, respectively; investment securities — 1.44% and 2.20%, respectively; interest-earning assets — 3.20% and 3.78%, respectively. GAAP basis net interest rate spreads were 2.91% and 3.25%, respectively; and GAAP basis net interest margins were 2.99% and 3.38%, respectively.

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

	For the nine months ended September 30, 2021 vs. 2020
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$(22,258)	11,936	(10,322)
Mortgage-backed securities	(5,227)	8,082	2,855
Investment securities	(1,269)	2,121	852
FHLB stock, at cost	(479)	15	(464)
Other interest-earning deposits	(122)	308	186
Total interest-earning assets	(29,355)	22,462	(6,893)

Interest-bearing liabilities:
Savings deposits	(519)	314	(205)
Interest-bearing demand deposits	(1,852)	220	(1,632)
Money market deposit accounts	(4,406)	285	(4,121)
Time deposits	(7,164)	(1,234)	(8,398)
Borrowed funds	(251)	(706)	(957)
Subordinated debt	(291)	3,784	3,493
Junior subordinated debentures	(732)	40	(692)
Total interest-bearing liabilities	(15,215)	2,703	(12,512)

Net change in net interest income	$(14,140)	19,759	5,619

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at September 30, 2021 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from September 30, 2021 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/(decrease) in net interest income	1.1%	1.4%	1.4%	(2.7%)
Projected percentage increase/(decrease) in net income	3.4%	4.6%	5.0%	(8.0%)
Projected increase/(decrease) in return on average equity	3.3%	4.4%	4.9%	(7.8%)
Projected increase/(decrease) in earnings per share	$0.03	$0.04	$0.04	$(0.06)
Projected percentage decrease in market value of equity	(2.9%)	(7.8%)	(14.4%)	(12.2%)

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

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)       Not applicable.
b)       Not applicable.
c)    On December 13, 2012, the Board of Directors approved a program that authorizes the repurchase of approximately 5,000,000 shares of common stock. This program does not have an expiration date. During the quarter ended September 30, 2021, we repurchased 1,425,120 shares and there are a maximum of 2,261,130 remaining shares that can be purchased under the current repurchase program.

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan	Maximum number of shares yet to be purchased under the plan
July	1,065,540	$13.35	1,065,540	2,620,710
August	—	—	—	2,620,710
September	359,580	12.69	359,580	2,261,130
	1,425,120

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	November 4, 2021	By:	/s/ Ronald J. Seiffert
Ronald J. Seiffert
Chairman, President and Chief Executive Officer
(Duly Authorized Officer)

Date:	November 4, 2021	By:	/s/ Jeffrey R. White
Jeffrey R. White
Senior Vice President and Controller
(Principal Accounting Officer)