Form 10-K
period 2021-12-31
Northwest Bancshares, Inc.
filed 2022-02-25
CIK 1471265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal Year Ended December 31, 2021
OR
☐      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from _____ to _____
Commission File No. 001-34582
NORTHWEST BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Maryland				27-0950358
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification Number)

3 Easton Oval,	Suite 500,	Columbus,	Ohio	43219
(Address of Principal Executive Offices)				(Zip Code)
 (814) 726-2140
(Registrant’s telephone number)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NWBI	NASDAQ Stock Market, LLC
Securities Registered Pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
    ☒    Large accelerated filer     ☐    Accelerated filer
    ☐    Non-accelerated filer     ☐    Smaller reporting company
            ☐    Emerging growth company
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of February 22, 2022, there were 126,672,903 shares outstanding of the Registrant’s Common Stock.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2021, as reported by the Nasdaq Global Select Market, was approximately $1.745 billion.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2022 Annual Meeting of Stockholders of the Registrant (Part III).

1

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
    The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•the disruption to local, regional, national and global economic activity caused by infectious disease outbreaks, including the outbreak of coronavirus (COVID-19) and the significant impact that such outbreak has had and may continue to have on our growth, operations and earnings;
•changes in asset quality, including increases in default rates on loans and higher levels of nonperforming loans and loan charge-offs generally, and specifically resulting from the economic dislocation caused by the COVID-19 pandemic;
•changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•changes in federal, state, or local tax laws and tax rates;
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
•the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) and other accounting standard setters.
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
Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please see “Item 1A. Risk Factors”.
Except as may be required by law, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.                                                BUSINESS

Northwest Bancshares, Inc.

Northwest Bancshares, Inc., a Maryland corporation, was incorporated in September 2009 to be the successor corporation to Northwest Bancorp, Inc., the former stock holding company for Northwest Bank, upon completion of the mutual-to-stock conversion of Northwest Bancorp, MHC. The terms “Northwest”, “the Company”, “we”, “us” and “our” refer to Northwest Bancshares, Inc., unless indicated otherwise by the context.

The conversion was completed December 18, 2009 when the Company sold 68,878,267 shares of common stock at $10.00 per share in the related offering. Concurrent with the completion of the offering, shares of Northwest Bancorp, Inc. common stock owned by public stockholders were exchanged for shares of Northwest Bancshares, Inc.’s common stock. We also issued 1,277,565 shares of common stock and contributed $1.0 million in cash from the offering proceeds to Northwest Charitable Foundation, a charitable foundation that we established for the benefit of the communities in which Northwest Bank operates. As of December 31, 2021, the Company had 126,612,183 shares outstanding and a market capitalization of approximately $1.793 billion.

    Our executive offices are located at 3 Easton Oval, Suite 500, Columbus, Ohio 43219. We also maintain administrative offices located at 100 Liberty Street, Warren, Pennsylvania 16365. The telephone number for these addresses is (814) 726-2140.

The Company’s website (www.northwest.com) contains a direct link to Northwest Bancshares, Inc.’s filings with the Securities and Exchange Commission, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings, if any. Information on our website shall not be considered a part of this report. Copies of our filings may be obtained, without charge, by written request to Shareholder Relations, 100 Liberty Street, P.O. Box 128, Warren, Pennsylvania 16365, or emailing shareholderrelations@northwest.com.

Northwest Bank

Northwest Bank is a Pennsylvania-chartered savings bank headquartered in Warren, Pennsylvania, which is located in northwestern Pennsylvania. Northwest Bank is a community-oriented financial institution offering personal and business banking solutions, investment management and trust services. Northwest Bank’s mutual savings bank predecessor was founded in 1896.

As of December 31, 2021, Northwest Bank operated 170 community-banking locations throughout its market area in Pennsylvania, western New York, eastern Ohio, and Indiana. Our principal lending activities are the origination of loans secured by first mortgages on owner-occupied, one-to-four-family residences, shorter term consumer loans, and commercial business and commercial real estate loans.

Our principal sources of funds are personal and business deposits, borrowed funds and the principal and interest payments on loans and marketable securities. Our principal source of income is interest received on loans and marketable securities. Our principal expenses are the cost of employee compensation and benefits and the interest paid on deposits and borrowed funds.

Northwest Bank’s principal executive office is located at 100 Liberty Street, Warren, Pennsylvania 16365, and the telephone number at that address is (814) 726-2140.

Market Area and Competition

Northwest Bank is headquartered in northwestern Pennsylvania and has expanded primarily through acquisitions, into the southwestern and central regions of Pennsylvania, as well as western New York, northeastern Ohio, and Indiana. As of December 31, 2021, we operated 170 community banking locations across these market areas. All of the aforementioned market areas are served by a number of competing financial institutions. As a result, we encounter strong competition both in attracting deposits and in originating loans. Our most direct competition for deposits comes from other banks, brokerage houses and credit unions in our market areas. We expect continued competition from these financial institutions in the foreseeable future. With the continued acceptance of internet banking by our customers and consumers generally, competition for deposits has increased from institutions operating outside of our market area.

    The following description of our market area is based upon information obtained from SNL Securities, the Bureau of Labor Statistics, the Federal Housing Financial Agency and the Mortgage Bankers Association.

Pennsylvania Market Area. Our retail branch network of 100 community banking offices within the state of Pennsylvania encompasses 28 counties. Our western Pennsylvania market has a diverse economy driven by healthcare and education industries, service businesses, technology companies and small manufacturing operations. Our southeastern Pennsylvania market is primarily driven by service businesses but also serves as a bedroom community to the cities of Baltimore, Maryland and Philadelphia, Pennsylvania.

Our Pennsylvania market area has a total population of approximately 4.6 million and total households of approximately 1.9 million as of December 31, 2021. The Pennsylvania markets in which we operate our retail branches contain approximately half of Pennsylvania’s population and a similar percentage of households. These markets have experienced a 1.9% decrease in population between 2010 and 2021. As of December 31, 2021, the market’s average median household income has increased over the last year by 8.5%, to $62,382, compared to the national median income level of $72,465. The household income growth rate in Pennsylvania of 11.4%, is projected to be slightly below the national average growth rates during the next five years of 12.1%. As of December 31, 2021, the market’s unemployment rate was 3.82%, slightly lower than the state of Pennsylvania rate of 4.0% and the national average of 3.9%.

As of September 30, 2021, the House Price Index for the last four quarters in the state of Pennsylvania increased by 14.67%, compared to an increase in the national average of 4.2%. Nationally, foreclosures have receded from their record highs to the lowest levels since the fourth quarter of 2006. As of September 30, 2021, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Pennsylvania was one in every 4,486 housing units, compared to the national average of one in every 3,019 housing units.

Western New York Market Area. Our retail branch network of 31 community banking offices in New York encompasses five counties in the western portion of the state. This market has a diverse economy driven by healthcare and education industries, service businesses, technology companies and small manufacturing operations.

Our New York market area has a total population of approximately 2.2 million and total households of approximately 911,000 as of December 31, 2021. This area has experienced an increase in population between 2010 and 2021, of 2.79%. The average median household income in this market increased by 5.3% over the last year to $64,326 as of December 31, 2021, compared to the national median income level of $72,465. As of December 31, 2021, the unemployment rate for our New York market area was 3.23%, compared to the national average of 3.9%.

As of September 30, 2021, the House Price Index for the last four quarters in our New York market increased by 16.56%, compared to an increase in the national average of 4.2%. As of September 30, 2021, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of New York was one in every 4,044 housing units, compared to the national average of one in every 3,019 housing units.

Northeastern Ohio Market Area. Our retail branch network of 14 community banking offices includes two counties in northeastern Ohio, including the Cleveland metro area. The major employment sectors in this market are similar to the contiguous market in western Pennsylvania.

Our Ohio market area has a total population of approximately 860,000 and total households of approximately 353,000 as of December 31, 2021. This area has experienced an increase in population between 2010 and 2021, of 4.7%. The median household income for our Ohio market decreased 0.1% over the last year to $63,988 as of December 31, 2021, compared to the national median income level of $72,465. As of December 31, 2021, the unemployment rate for our Ohio market was 3.65%, compared to the national average of 3.9%.

As of September 30, 2021, the House Price Index for the last four quarters in our Ohio market area increased by 15.20%, compared to an increase in the national average of 4.2%. As of September 30, 2021, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Ohio was one in every 2,002 housing units, compared to the national average of one in every 3,019 housing units.

Indiana Market Area. Our retail branch network of 25 community banking offices includes eight counties in Indiana. This market has a diverse economy driven by healthcare and education industries, service businesses, technology companies and small manufacturing operations.

Our Indiana market area has a total population of approximately 945,000 and total households of approximately 364,000 as of December 31, 2021. This area has experienced a decrease in population between 2010 and 2021, of 1.42%. The median household income for our Indiana market is $56,661 as of December 31, 2021, compared to the national median income level of $72,465. As of December 31, 2021, the unemployment rate for our Indiana market was 1.19%, compared to the national average of 3.9%.

As of September 30, 2021, the House Price Index for the last four quarters in our Indiana market area increased by 16.63%, compared to an increase in the national average of 4.2%. As of September 30, 2021, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Indiana was one in every 2,012 housing units, compared to the national average of one in every 3,019 housing units.

Lending Activities

General. Our principal lending activities are the origination of fixed and adjustable-rate loans collateralized by one-to-four-family residential real estate, shorter term consumer loans and loans collateralized by multi-family residential and commercial real estate as well as commercial business loans. Generally, we focus our lending activities in the geographic areas where we maintain offices.

In an effort to manage interest rate risk, we have sought to make our interest-earning assets more interest rate sensitive by originating adjustable-rate loans, such as adjustable-rate residential mortgage loans and home equity lines of credit, and by originating short-term and medium-term fixed-rate consumer loans. In recent years we have emphasized the origination of commercial real estate loans and commercial business loans, which generally have adjustable-rates of interest and shorter maturities than one-to-four-family residential real estate loans. Because we originate a substantial amount of long-term fixed-rate mortgage loans collateralized by one-to-four-family residential real estate, when possible, we originate and underwrite loans according to standards that allow us to sell them into the secondary mortgage market for purposes of managing interest-rate risk and liquidity. The sale of mortgage loans supports our strategy to grow the consumer and commercial loan portfolios faster than our portfolio of long-term fixed-rate residential mortgage loans. We currently sell low-yielding fixed-rate residential mortgage loans with maturities of more than 15 years, and on a more limited basis, those with maturities of 15 years or less, while retaining all adjustable-rate residential mortgage loans. With the build out of our Columbus, Ohio mortgage fulfillment center, our intention is to sell more loans into the secondary market servicing released. We also retain servicing on some of the mortgage loans we sell which generates monthly service fee income. We generally retain in our portfolio all consumer loans that we originate while we periodically sell participation loans in the multi-family residential, commercial real estate or commercial business loans that we originate in an effort to reduce the concentration of certain individual credits and the risk associated with certain businesses, industries or geographies.

Residential Mortgage Loans. We offer residential mortgage loans with terms typically ranging from 15 to 30 years, with either fixed or adjustable interest rates. Our mortgage loans are amortized on a monthly basis with both principal and interest due monthly. Originations of fixed-rate residential mortgage loans versus adjustable-rate residential mortgage loans are monitored on an ongoing basis. The percentage of adjustable-rate residential mortgage originations to total originations is affected significantly by the level of market interest rates, customer preference, our interest rate sensitivity and liquidity position, as well as loan products offered by our competitors. Therefore, even when our strategy is to increase the origination of adjustable-rate residential mortgage loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans. Adjustable-rate residential mortgage loans totaled $28.4 million, or 0.3%, of our gross loan portfolio at December 31, 2021.

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

Regulations limit the amount that a savings bank may lend relative to appraised values of real estate securing the loans, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value of 95% for residential properties and 80% for all other real estate secured loans. We generally limit the maximum loan-to-value on both fixed-rate and adjustable-rate residential mortgage loans without private mortgage insurance, to 80% of the lesser of appraised values or purchase prices of real estate serving as collateral for our mortgage loans. Limited special financing programs allow for insured loans with loan-to-value ratios of up to 97%, and uninsured loans with loan-to-value ratios up to 100%. The appraisal process is managed by Northwest Appraisal Services, and appraisals are performed by in-house appraiser staff or by appraisers deemed qualified by our chief appraiser. We require fire and casualty insurance, as well as a title guaranty regarding good title, on all properties securing our residential mortgage loans. We also require flood insurance for loans secured by properties located within special flood hazard areas.

Included in our $2.970 billion portfolio of residential mortgage loans are construction loans of $61.5 million, or 0.6% of our gross loan portfolio. We offer fixed-rate and adjustable-rate residential construction-to-permanent loans primarily for the construction of owner-occupied one-to four-family residences in our market area to builders or owners who have a contract for construction.  Construction loans are originated with terms of up to 30 years with an allowance of up to one year for construction.  Advances are made as construction is completed, and interest is charged on the total amount of credit extended. At the end of the construction period, repayment terms convert to fully amortizing payments, with both principal and interest due monthly. Construction lending generally involves a greater degree of credit risk than permanent residential mortgage lending, as repayment of construction loans is often dependent upon the successful completion of construction projects. Construction delays or the inability of borrowers to sell properties once construction is completed may impair borrowers’ ability to repay loans. Private mortgage insurance is required for construction loans with loan-to-value ratios in excess of 80%, and the maximum loan-to-value ratio for construction loans is 95% of the lower of cost to build or as-completed appraised value.

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

Home Equity Loans and Lines of Credit. Generally, our home equity loans are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90% or less. We generally underwrite home equity loans and lines of credit in a manner similar to our underwriting of residential mortgage loans.

Home equity loans are offered on a fixed-rate basis with amortized terms of up to 20 years. Principal and interest is due monthly.  At December 31, 2021, our fixed-rate home equity loans totaled $862.5 million, or 8.6% of gross loans.
    Home equity lines of credit are offered on an adjustable-rate basis with terms of up to 25 years, including a draw period of 10 years each. Although home equity lines of credit require interest-only payments during draw periods, they are underwritten using amortizing principal and interest payments based on current rates of equivalent fixed-rate products. The disbursed portion of home equity lines of credit totaled $452.7 million, or 4.5% of gross loans, with $726.8 million remaining undistributed as of December 31, 2021.

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

Consumer loans entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, recreation vehicles, appliances and furniture. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. At December 31, 2021, other consumer loans totaled $1.776 billion, or 17.7% of gross loans.

Commercial Real Estate Loans. Our multi-family commercial real estate loans are secured by multi-family residences, such as rental properties, student housing, and senior living facilities. Our commercial real estate loans are secured by nonresidential properties such as hotels, commercial offices, medical buildings, manufacturing facilities and retail establishments. At December 31, 2021, a significant portion of our multi-family commercial real estate and commercial real estate loans were secured by properties located within our market area.

Our largest commercial relationship with an aggregate total exposure of $129.5 million as of December 31, 2021, comprised of student housing, medical, senior housing, office, industrial, retail, aerospace and transportation engineering, the largest of which is $37.6 million of the total exposure attributed to multi-family residential. All loans were performing in accordance with their terms as of December 31, 2021. Our largest commercial real estate loan relationship as of December 31, 2021 had an aggregate total exposure of $127.7 million, of which $125.6 million was comprised of commercial real estate loans. These loans are secured by retail space, office space, hotels, self-storage, restaurant, and a charter school. All the loans in this relationship are performing in accordance with their agreed upon terms as of December 31, 2021.

Multi-family commercial and commercial real estate loans are offered with both adjustable and fixed interest rates. The terms of each multi-family residential and commercial real estate loan are negotiated on a case-by-case basis. We generally originate multi-

family commercial and commercial real estate loans in amounts up to 80% of the appraised value of the property collateralizing the loan. At December 31, 2021, commercial real estate loans totaled $3.024 billion, or 30.2% of gross loans.

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

Commercial Loans. We offer commercial loans to finance various activities in our market area, some of which are secured in part by additional real estate collateral. At December 31, 2021, our largest commercial loan relationship had an aggregate total exposure of $49.4 million, and was secured by a sports franchise. This loan was performing in accordance with their agreed upon terms as of December 31, 2021.

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

Commercial loans generally have higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business. We strive to obtain personal guarantees from the borrower or a third party as a condition to originating commercial loans. At December 31, 2021, commercial loans totaled $861.7 million, or 8.6% of gross loans.

Loan Originations, Solicitation, Processing and Commitments. Upon receiving a retail loan application, we obtain a credit report and verification of employment to confirm specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, either an in-house appraiser, or an approved external appraiser, appraises the real estate intended to secure the proposed loan. For certain home equity loans we may use an approved alternative valuation such as an assessed value or Affordable Market Value (AMV). A loan underwriter checks the loan document file for accuracy and completeness and verifies the information provided.

For our personal loans, including residential mortgage loans, home equity loans and lines of credit, automobile loans, credit cards and other unsecured loans, we have implemented a credit approval process based on a laddered individual loan authority system. Real estate secured loans are underwritten centrally by our underwriting team. Non-real estate loans are underwritten by both local loan officers or a centralized underwriting team who are granted various levels of authority based on their lending experience and expertise. These authority levels are reviewed by the Credit Committee on at least an annual basis.
For commercial loans, aggregate credit exposures over $1.0 million are underwritten by Credit Administration. Our commercial loan policy assigns individual lending limits for our various commercial loan officers and dual authority consisting of an individual from Commercial Lending and Credit Administration. Lending authorities are established by the Credit Committee. The Senior Loan Committee meets weekly to approve extensions of credit in excess of the maximum dual authority limits. The Credit Committee meets monthly to review the assigned lending limits and to monitor our lending policies, loan activity, economic conditions, and concentrations of credit.

Our general policy is to make no loans, either individually or in the aggregate to one borrower or single source of repayment, in excess of $30.0 million. The Aggregate Credit Exposure limit is $100.0 million. Under certain circumstances, for instance well-qualified customers or customers with multiple individually qualified projects, this limit may be exceeded subject to the approval of the Senior Loan Committee. Criticized/classified loans exceeding $5.0 million or unusual loan requests are reviewed with the Risk Management Committee of the Board of Directors at each quarterly meeting.  In addition, the Chief Credit Officer has the authority to require that the Board of Directors review any loan that has been approved by the Senior Loan Committee with which the Chief Credit Officer has specific concerns.

After a loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 2021, we had commitments to originate $335.7 million of loans.

 Loan Origination Fees and Costs. We defer loan origination fees received from borrowers and costs to originate loans and amortize such amounts as an adjustment of yield over the life of the loan by using the level yield method. Deferred loan fees and costs are recognized as part of interest income immediately upon prepayment or the sale of the related loan. At December 31, 2021, we had $53.5 million of net deferred loan origination fees. Loan origination fees vary with the volume and type of loans and commitments originated and purchased, principal repayments, and competitive conditions in the marketplace.

Loan origination costs were $25.1 million, $29.6 million and $15.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Loans-to-One Borrower. As of December 31, 2021, the largest aggregate amount loaned to one borrower, or related borrowers, totaled $129.5 million in exposure and was secured by student housing, medical space, senior housing, office space, industrial, aerospace and transportation engineering and retail space. Our second largest lending relationship totaled $127.7 million in exposure and was secured by student housing, retail space, office space and commercial development. Our third largest commercial relationship totaled $88.5 million in exposure and was secured by a hotel, retail space, office space, multi-family, a charter school, self-storage, and a restaurant. Our fourth largest commercial relationship totaled $82.3 million in exposure and was secured by hotels, senior housing, and office space. Our fifth largest commercial relationship totaled $49.4 million in exposure and was secured by a sports franchise. All of these loans were performing in accordance with their terms at December 31, 2021.

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

We purchase debentures and mortgage-backed securities that generally are issued by the Federal Home Loan Bank (“FHLB”), Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”) or Ginnie Mae (“GNMA”). Historically, we have invested in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense and to lower our credit risk as a result of the guarantees provided by FHLMC, FNMA or GNMA.

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

Deposits. Personal and business deposits are generated from our market area by offering a broad selection of deposit instruments including checking accounts, savings accounts, money market deposit accounts, term certificate accounts and individual retirement accounts. While we accept deposits of $250,000 or more, we do not offer premium rates for such deposits. We accept brokered deposits through the CDARS program, but generally do not solicit funds outside our market area. As of December 31, 2021, we had deposits through the CDARS program with an aggregate balance of $2.9 million. In addition, we acquired brokered certificates of deposit in the MutualBank transaction that have yet to mature. The deposits have a balance of $11.4 million as of December 31, 2021. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. We regularly execute changes in our deposit rates based upon general market interest rates, competition, and liquidity requirements.

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

Northwest Bank is a member of the FHLB of Pittsburgh and Indianapolis. The FHLB functions as a central bank providing credit for Northwest Bank and other member financial institutions. As a member, Northwest Bank is required to own capital stock in the FHLB of Pittsburgh and Indianapolis and is authorized to apply for borrowings on the security of certain of its real estate loans, provided certain standards related to creditworthiness have been met. Borrowings are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of borrowings are based either on a fixed percentage of a member institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.

On September 9, 2020, the Company issued $125.0 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month Term Secured Overnight Financing Rate (“SOFR”) plus 3.89% payable quarterly in arrears commencing on December 15, 2025. The subordinated debt issuance costs of approximately $1.8 million are being amortized over five years on a straight-line basis into interest expense.

Subsidiary Activities

Northwest Bancshares, Inc.’s sole direct consolidated subsidiary is Northwest Bank. Northwest Bancshares, Inc. also owns all of the common stock of seven statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust, LNB Trust II, a Delaware statutory business trust, Union National Capital Trust I, a Delaware statutory business trust, Union National Capital Trust II, a Delaware statutory business trust, MFBC Statutory Trust I, a Delaware statutory business trust, and Universal Preferred Trust, a Delaware statutory business trust (the “Trusts”). At December 31, 2021, the Trusts have issued a total of $128.9 million of trust preferred securities. The Trusts are not consolidated with Northwest Bancshares, Inc. At December 31, 2021, Northwest Bancshares, Inc.’s investment in the Trusts totaled $4.0 million, and the Trusts had assets of $129.1 million, net of discounts due to fair value adjustments made at the time of acquisition of Union Community Bank and MutualFirst Financial, Inc.

At December 31, 2021, Northwest Bank had five active wholly-owned subsidiaries; Great Northwest Corporation, Allegheny Services, Inc., Northwest Capital Group, Inc., Mutual Federal Interest Corporation, and Northwest Settlement Agency, LLC. For financial reporting purposes all of these companies are included in the Consolidated Financial Statements of Northwest Bancshares, Inc.

Great Northwest Corporation holds equity investments in government-assisted, low-income housing projects in various locations throughout our market area. At December 31, 2021, Northwest Bank had an equity investment in Great Northwest Corporation of $13.7 million.  For the year ended December 31, 2021, Great Northwest Corporation had net income of $252,000, generated primarily from federal low-income housing tax credits.

Allegheny Services, Inc. is a Delaware investment company that holds mortgage loans originated through our wholesale lending operation as well as municipal bonds. At December 31, 2021, Northwest Bank had an equity investment in Allegheny Services, Inc. of $872.1 million, and for the year ended December 31, 2021, Allegheny Services, Inc. had net income of $14.5 million.

Northwest Capital Group, Inc.’s principal activity is to own, operate and ultimately divest of properties that were acquired in foreclosure. At December 31, 2021, Northwest Bank had an equity investment of $11.6 million in Northwest Capital Group, Inc., with a $13,000 net loss reported for the year ended December 31, 2021.

Mutual Federal Interest Corporation, which is a Nevada corporation, holds and manages a portion of the Northwest Bank investment portfolio and consumer closed-end first mortgage loans. At December 31, 2021, Northwest Bank had an equity investment in Mutual Federal Interest Corporation of $498.5 million.  For the year ended December 31, 2021, Mutual Federal Interest Corporation had net income of $5.5 million.

Northwest Settlement Agency, LLC provides title insurance to borrowers of Northwest Bank and other lenders. At December 31, 2021, Northwest Bank had an equity investment in Northwest Settlement Agency, LLC of $3.8 million. For the year ended December 31, 2021, Northwest Settlement Agency, LLC had a net loss of $80,000.

Northwest Bank strategically ceased operating several business lines in prior periods.

The Bert Company (doing business as Northwest Insurance Services, which was sold April 30, 2021) was an employee benefits and property and casualty insurance agency specializing in commercial and personal insurance as well as retirement benefit plans. At December 31, 2021, Northwest Bank had an equity investment of $28.2 million in The Bert Company.

Northwest Advisors, Inc., a federally registered investment advisor, which provided investment management programs and investment portfolio planning services, ceased operations and became inactive during 2018. At December 31, 2021, Northwest Bank had an equity investment in Northwest Advisors, Inc. of $819,000.

Northwest Financial Services, Inc. provided retail brokerage services and became inactive during the fourth quarter of 2017. At December 31, 2021, Northwest Bank had an equity investment in Northwest Financial Services of $9.4 million.

On July 14, 2017, Northwest Consumer Discount Company, Inc. became inactive as all consumer finance offices were closed. At December 31, 2021, Northwest Bank had an equity investment in Northwest Consumer Discount Company of $44.3 million.

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

Human Capital Management

Workforce Demographics. As of December 31, 2021, we had 2,251 full-time and 162 part-time employees, or 2,332 full-time equivalent employees (“FTEs”). This represents a decrease of 89 FTEs, or 3.7%, from December 31, 2020 when we had 2,318 full-time and 205 part-time employees, or 2,421 FTEs. This decrease is a result of our efforts to optimize our retail network. As a financial institution, approximately 44% of our employee population are employed at our 170 banking offices across Pennsylvania, New York, Ohio and Indiana and approximately 4% are employed at our customer call centers. Our annual turnover rate was 30.2% as of December 31, 2021. None of our employees are represented by a collective bargaining group.

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

Inclusion and Diversity. We believe that an environment where all employees can contribute, innovate and thrive is key to our success in the future. With the goal of continuing to deliver an inclusive and diverse environment at Northwest, we have developed the Northwest Inclusion Council which consists of senior advisors and leaders throughout our Company’s footprint. This council is focused on engaging our entire employee population and leveraging their diverse talents and perspectives to uphold our Company’s core values.

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

Compensation and Benefits. Our compensation program is designed to attract and retain talented individuals to support our business objectives and achieve our strategic goals. We provide employees with compensation packages that include base salaries, and if eligible, incentive compensation, annual bonuses and incentive stock benefits. In addition, we also offer employees a 401(k) Plan with an employer match contribution, medical, dental, disability, life, wellness plan, employee assistance plan, paid time off, flexible spending accounts, and voluntary benefits.

SUPERVISION AND REGULATION

General

    As a bank holding company, we are required to comply with the rules and regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), and are also required to file certain reports with and are subject to examination by the Federal Reserve Board. We are also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Northwest Bank is a Pennsylvania-chartered stock savings bank and our deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (the “DIF”). Northwest Bank is subject to extensive regulation by the Department of Banking and Securities of the Commonwealth of Pennsylvania (the “Department of Banking”), as its chartering agency, and by the FDIC, as its primary federal regulator and the insurer of its deposit accounts. Northwest Bank must file reports with the Department of Banking and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions including acquisitions of other financial institutions. Northwest Bank is examined periodically by the Department of Banking and the FDIC to test Northwest Bank’s compliance with various laws and regulations. This regulation and supervision, as well as federal and state law, establishes a comprehensive framework of activities in which Northwest Bank may engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate credit loss reserves for regulatory purposes. Any change in these laws or regulations, whether by the Department of Banking or the FDIC, could have a material adverse impact on the Company, Northwest Bank and their respective operations. Additionally, when the consolidated assets of a financial institution and its holding company exceed $10 billion, the financial institution becomes subject to additional statutory and regulatory requirements that will result in additional costs. This includes enhanced risk management and corporate governance processes, and examination for compliance with federal financial consumer protection laws by the Consumer Financial Protection Bureau (“CFPB”) rather than the FDIC. As of December 31, 2021, our consolidated assets were $14.502 billion.

Set forth below is a brief description of certain regulatory requirements that are applicable to Northwest Bank and Northwest Bancshares, Inc. The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Northwest Bank and Northwest Bancshares, Inc.

Pennsylvania Savings Bank Law

The Pennsylvania Banking Code of 1965, as amended (the “Banking Code”) contains detailed provisions governing the organization, operations, corporate powers, savings and investment authority, branching, and rights and responsibilities of directors, officers and employees of Pennsylvania savings banks. A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in, or adjacent to, Pennsylvania, with the prior approval of the Department of Banking. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department of Banking in its supervision and regulation of state-chartered savings banks.

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

Loans-to-One Borrower Limitation

In accordance with the Banking Code, a Pennsylvania chartered savings bank, with certain limited exceptions, may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its capital accounts, the aggregate of capital, surplus, undivided profits, capital securities and reserve for credit losses. The Northwest Bank Credit Committee has established an internal lending limit, either individually or in the aggregate to one customer, or a single source of repayment, of $30.0 million and Aggregate Credit Exposure of $100.0 million. Under certain circumstances, for instance well qualified customers or customers with multiple individually qualified projects, this limit may be exceeded subject to the approval of the Senior Loan Committee. As of

December 31, 2021 we had ten credit relationships that were equal to or exceeded our $30.0 million internal limit for individual borrower and two credit relationships that were equal to or exceeded the $100.0 million internal limit for Aggregate Credit Exposure.
Dividends

The Company’s ability to pay dividends depends, to a large extent, upon Northwest Bank’s ability to pay dividends to the Company. The Banking Code states that no dividend may be paid out of surplus without approval of the Department of Banking. Dividends may be paid out of accumulated net earnings. No dividend may generally be paid that would result in Northwest Bank failing to comply with its regulatory capital requirements.

Federal Banking Regulation

Northwest Bank is also subject to extensive regulation, examination and supervision by the FDIC, as its primary federal regulator. Such regulation and supervision:

•Limits the activities and investment authority of Northwest Bank;
•Establishes a continuing and affirmative obligation, consistent with Northwest Bank’s safe and sound operation, to help meet the credit needs of its community, including low and moderate income neighborhoods;
•Establishes various capital categories resulting in various levels of regulatory scrutiny applied to the institutions in a particular category; and
•Establishes standards for safety and soundness.

The FDIC is required by law to examine each regulated institution every twelve months. The FDIC has the authority to order any savings bank and its directors, officers, attorneys or employees to discontinue any violation of law or unsafe or unsound banking practice.

Insurance of Deposit Accounts

The deposit accounts of Northwest Bank are insured by the DIF to the maximum amount provided by law. The FDIC insures deposits up to the standard maximum deposit insurance amount of $250,000. This insurance is backed by the full faith and credit of the United States Government.

The FDIC charges insured depository institutions premiums to maintain the DIF. Under the FDIC’s risk-based assessment system, insured institutions deemed less risky pay lower FDIC assessments. Assessments for institutions with $10 billion or more of assets are primarily based on a scorecard approach by the FDIC, including factors such as examination ratings and modeling measuring the institution’s ability to withstand asset-related and funding-related stress and potential loss to the DIF should the bank fail. The assessment range (inclusive of possible adjustments specified by the regulations) for institutions with greater than $10 billion of total assets is 1.5 to 40 basis points.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of Northwest Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. The company did exercise this opt-out election during the year ended December 31, 2021.

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

As of December 31, 2021, Northwest Bank’s capital exceeded all applicable regulatory requirements and it had an appropriate capital conservation buffer.

    Northwest Bank is also subject to capital guidelines of the Department of Banking. Although not adopted in regulation form, the Department of Banking requires 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

Prompt Corrective Action

Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. Institutions that fall into an “undercapitalized” category are subject to a variety of mandatory and discretionary supervisory actions, including a restriction on capital distributions and the requirement to file a capital restoration plan with the regulators. Performance under the capital restoration plan must be guaranteed by the parent holding company up to the lesser of the amount of the capital deficiency when deemed undercapitalized or 5% of the institution’s total assets. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2021, Northwest Bank was well-capitalized for this purpose.

Transactions with Affiliates

Transactions between Northwest Bank and its affiliates, including the Company, are limited by Sections 23A and 23B of the Federal Reserve Act, applicable to FDIC-insured state nonmember banks by Section 18(j) of the Federal Deposit Insurance Act, and its implementing regulations. In general, transactions with affiliates must be on terms that are at least as favorable to the bank as comparable transactions with non-affiliates. In addition, certain types of affiliate transactions are restricted to an aggregate percentage of the bank’s capital. Certain transactions with affiliates are required to be secured by specified collateral.

Activities and Investments of Insured State-Chartered Banks

Federal law generally limits the activities as principal and equity investments of state-chartered banks insured by the FDIC and its subsidiaries to those that are permissible for national banks. Before engaging in a new activity as principal that is not permissible for a national bank or otherwise permissible under federal law or FDIC regulations, an insured savings bank must seek approval from the FDIC to engage in such activity. The FDIC will not approve the activity unless the savings bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the DIF.

Federal Home Loan Bank System

Northwest Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Pittsburgh and the Federal Home Loan Bank of Indianapolis, Northwest Bank is required to acquire and hold share of capital stock in the Federal Home Loan Bank in specified amounts. As of December 31, 2021, Northwest Bank was in compliance with this requirement.

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

Holding Company Regulation

General. Prior to March 31, 2021, Northwest Bancshares, Inc. was regulated as a savings and loan holding company within the meaning of the Home Owners’ Loan Act of 1933, as amended (“HOLA”). Federal law allows a state savings bank, such as Northwest Bank, to elect to be treated as a savings association, provided that it qualifies as a “Qualified Thrift Lender”. Such election results in its holding company being regulated as a savings and loan holding company by the Federal Reserve Board rather than as a bank holding company. Northwest Bank had previously made the Section 10(1) election, but revoked the election effective March 31, 2021. Therefore, as of such date, Northwest Bancshares, Inc. is regulated by the Federal Reserve Board as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (“Bank Holding Company Act”).

As a bank holding company, Northwest Bancshares, Inc. is subject to regulation, examination and supervision by, and periodic reporting to, the Federal Reserve Board. The Federal Reserve Board has enforcement authority over the Company and any non-bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Northwest Bank.

Permissible Activities. The Company’s activities are limited to the activities permissible for bank holding companies, which generally include activities deemed by the Federal Reserve Board to be closely related or a proper incident to banking or managing or controlling banks. A bank holding company that meets certain criteria may elect to be regulated as a financial holding company and thereby engage in a broader array of financial activities, such as underwriting equity securities and insurance. Northwest Bancshares, Inc. has not elected to be regulated as a financial holding company.

Federal law prohibits a bank holding company, including Northwest Bancshares, Inc., from acquiring, directly or indirectly, more than 5% of a class of voting securities of, or all or substantially all of the assets of, another bank or bank holding company, without prior written approval of the Federal Reserve Board. In evaluating applications by bank holding companies to acquire banks, the Federal Reserve Board considers, among other factors, the financial and managerial resources and future prospects of the parties, the effect of the acquisition on the risk to the DIF, the convenience and needs of the community, competitive factors and compliance with anti-money laundering laws.

Capital. Bank holding companies with greater than $3 billion in total consolidated assets are subject to consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions. As is the case with institutions themselves, the capital conservation buffer was phased in between 2016 and 2019. Northwest Bancshares, Inc. was in compliance with the holding company capital requirements and the capital conservation buffer as of December 31, 2021.

Source of Strength Doctrine. The “source of strength doctrine” requires bank holding companies to provide assistance to their subsidiary depository institutions in the event the subsidiary depository institution experiences financial difficulty. The Federal Reserve Board has issued regulations requiring that all bank holding companies serve as a source of financial and managerial strength to their subsidiary depository institutions.

Capital Distributions. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank supervisory staff concerning dividends in certain circumstances, such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend, the proposed dividend exceeds earnings for the period for which it is being paid, or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The guidance also provides for prior consultation with supervisory staff for material increases in the amount of a bank holding company’s common stock dividend. The ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.

Federal Reserve Board regulatory guidance also indicates that a bank holding company should inform Federal Reserve Bank staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. Federal Reserve Board regulations require prior approval for a bank holding company to repurchase or redeem its equity securities if the gross consideration, when combined with net consideration paid for all such repurchases or redemptions during the preceding 12 months, will equal 10% or more of the holding company’s consolidated net worth. There is an exception for well-capitalized bank holding companies that meet specified qualitative criteria. Federal Reserve Board guidance provides for prior consultation with supervisory staff and nonobjection under specified circumstances prior to a holding company repurchasing or redeeming regulatory capital instruments, including common stock, regardless of the applicability of the previously referenced notification requirement.

These regulatory policies may affect the ability of Northwest Bancshares, Inc. to pay dividends, repurchase shares of its common stock or otherwise engage in capital distributions.

Acquisition of the Company. Under the Change in Bank Control Act, no person may acquire control of a bank holding company, such as Northwest Bancshares, Inc., unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under the Change in Bank Control Act, means ownership, control of or power to vote 25% or more of any class of voting stock. There is a rebuttable presumption of control upon the acquisition of 10% or more of a class of voting stock if the holding company involved has its shares registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or if no other person will own, control or hold the power to vote a greater percentage of that class of voting security after the acquisition.

A company that acquires control of a bank holding company, such as Northwest Bancshares, Inc., must receive prior Federal Reserve Board approval under the Bank Holding Company Act. Control, as defined under the Bank Holding Company Act, means ownership, control or power to vote 25% or more of any class of voting stock, control in any manner over the election of a majority of the company’s directors, or a determination by the regulator that the acquirer has the power to exercise, directly or indirectly, a controlling influence over the management or policies of the company. The Federal Reserve Board adopted a final rule, effective September 30, 2020, that revised its framework for determining whether a company, under the Bank Holding Company Act, exercises a “controlling influence” over a bank or a bank holding company. The Federal Reserve Board’s final rule applies to questions of control under the Bank Holding Company Act but does not extend to the Change in Bank Control Act.

Federal Securities Laws

Our common stock is registered with the SEC under Section 12(b) of the Exchange Act. We are also subject to the proxy rules, tender offer rules, insider trading restrictions, annual and periodic reporting, and other requirements of the Exchange Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission, under the Exchange Act. The Company has policies, procedures and systems designed to comply with these regulations.

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

Northwest Bank is subject to Pennsylvania’s mutual thrift institutions tax based on Northwest Bank’s net income determined in accordance with generally accepted accounting principles, with certain adjustments. The tax rate under the mutual thrift institutions tax is 11.5%. Interest on Pennsylvania and federal obligations is excluded from net income. An allocable portion of interest expense incurred to carry the tax-free obligations is disallowed as a deduction. Northwest Bank is also subject to taxes in the other states in which it conducts business. These taxes are apportioned based upon the volume of business conducted in those states as a percentage of the whole. A majority of Northwest Bank’s affairs are conducted in Pennsylvania; however as the Company’s operational footprint expands, taxes paid to other states, such as New York (with a 6.5% rate) and Indiana (with a 6% rate) have grown slightly in significance.

The subsidiaries of Northwest Bank are subject to a Pennsylvania corporate net income tax and are also subject to other applicable taxes in the states where they conduct business.

ITEM 1A.                                       RISK FACTORS

In addition to factors discussed in the description of our business and elsewhere in this report, as well as other filings we make with the SEC, the following are factors that could adversely affect our future results of operations and financial condition.

Risks Related to the COVID-19 Pandemic

The economic impact of the COVID-19 outbreak could continue to affect our financial condition and results of operations.

The COVID-19 pandemic has caused significant economic dislocation in the United States, resulting in an unprecedented slow-down in economic activity. The economic effects, including disruptions to the global supply chain, of the COVID-19 outbreak have had a destabilizing effect on financial markets, key market indices, and overall economic activity. Various state governments and federal agencies have required lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be fully controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•demand for our products and services may decline, making it difficult to grow assets and income;
•loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
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
•we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•FDIC premiums may increase if the agency experiences additional resolution costs.

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
The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in multi-family and commercial real estate lending, as such loans represent 407.4% of total bank capital as of December 31, 2021. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multi-family and commercial real estate lending that would adversely affect our loan originations and profitability.

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

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or regulations or more stringent interpretations or enforcement policies with respect to existing laws and regulations may increase our exposure to environmental liability, and heightened pressure from investors and other stakeholders may require to incur additional expenses with respect to environmental matters. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes and other issues. The impact on our customers will likely vary depending on their specific attributes, including reliance on role in carbon intensive activities. among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of asset securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

The foreclosure process may adversely impact our recoveries on non-performing loans.
The judicial foreclosure process is protracted, which delays our ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines have been the result of the economic crisis, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may result in a material adverse effect on collateral values and our ability to minimize its losses.

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

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Unrealized gains and losses on certain “available-for-sale” securities holdings are to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out was exercised. The Bank exercised this one-time opt-out option. The regulations also establish a “capital conservation buffer” of 2.5% and the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

At December 31, 2021, Northwest Bank has met all of these requirements, including the full 2.5% capital conservation buffer.

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

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Thus, any borrowing or funds needed to raise capital required to make a capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

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

Changes in interest rates also affect the current fair value of our interest-earning investment securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2021, the fair value of our investment and mortgage-backed securities portfolio totaled $2.300 billion. Net unrealized losses on these securities totaled $(33.1) million at December 31, 2021.

Any increase in market interest rates may reduce our mortgage banking income. We generate revenues primarily from gains on the sale of mortgage loans to investors, and from the amortization of deferred mortgage servicing rights. We recognized noninterest income of $15.9 million on mortgage banking activities during the year ended December 31, 2021. We also earn interest on loans held for sale while awaiting delivery to our investors. In a rising or higher interest rate environment, our mortgage loan originations may decrease, resulting in fewer loans that are available for sale. This would result in a decrease in interest income and a decrease in revenues from loan sales. In addition, our results of operations are affected by the amount of noninterest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment, data processing and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

At December 31, 2021, our interest rate risk analysis indicated that the market value of our equity would decrease by 9.3% if there was an instant parallel 200 basis point increase in market interest rates. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”.

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

Our business strategy includes growth in assets, deposits and the scale of our operations. Achieving our growth targets will require us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market area and our ability to manage our growth. In order to successfully manage our growth, the Company may need to adopt and effectively implement new or revise existing policies, procedures, and controls, as well as hire additional employees or pay higher salaries to retain existing employees, to maintain credit quality, control costs and oversee the Company’s operations. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected.

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

Our performance is significantly impacted by the general economic conditions in our primary markets in Pennsylvania, New York, Ohio, and Indiana. At December 31, 2021, 49.8% of our loan portfolio was secured by properties located in Pennsylvania, and 25.2% of our loan portfolio was secured by properties located in New York, with a large portion of the rest of our loans secured by real estate located in Ohio and Indiana. Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans.

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

Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, fintech companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we have and may offer certain services that we do not or cannot provide. In addition, some have competitive advantages such as the credit union exemption from paying federal income tax. Competitive factors driven by consumer sentiment or otherwise can also reduce our ability to generate fee income, such as through overdraft fees. Our profitability depends upon our ability to successfully compete in our market areas.

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

Our municipal bond portfolio may be impacted by the effects of economic stress on state and local governments. At December 31, 2021, we had $125.5 million invested in debt obligations of states, municipalities and political subdivisions (collectively referred to as our municipal bond portfolio). We also had $206.9 million of loans outstanding to municipalities and political subdivisions. Widespread concern currently exists regarding the stress on state and local governments emanating from: (i) declining revenues; (ii) large unfunded liabilities to government workers; and (iii) entrenched cost structures. Debt-to-gross domestic product ratios for the majority of states have been deteriorating due to, among other factors, declines in federal monetary assistance provided as the United States is currently experiencing the largest deficit in its history. This concern has led to speculation about the potential for a significant deterioration in the municipal bond market, which could materially affect our results of operations, financial condition and liquidity. We may not be able to mitigate the exposure in our municipal portfolio if state and local governments are unable to fulfill their obligations. The risk of widespread issuer defaults may also increase if there are changes in legislation that permit states, or additional municipalities and political subdivisions, to file for bankruptcy protection or if there are judicial interpretations that, in a bankruptcy or other proceeding, lessen the value of any structural protections.

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

As of December 31, 2021, we held $742.7 million of deposits from municipalities throughout Pennsylvania, New York, Ohio, and Indiana. These deposits may be more volatile than other deposits. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings.

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

We have certain loans indexed to LIBOR to calculate the loan interest rate. The LIBOR index will be discontinued for U.S. Dollar settings effective June 30, 2023. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. Additionally, since alternative rates are calculated differently, the transition may change our market risk profile, requiring changes to the risk and pricing models.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

As of December 31, 2021, we conducted our business through our main office located in Warren, Pennsylvania, 94 other full-service offices and six free-standing drive-through locations throughout our market area in central and western Pennsylvania, 30 full-service offices and one free-standing drive-through location in western New York, 13 full-service offices and one free-standing drive-through location in eastern Ohio, and 25 full-service office locations in Indiana. At December 31, 2021, our premises and equipment had an aggregate net book value of approximately $156.5 million.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol “NWBI”. As of February 22, 2022, we had 25 registered market makers, 10,182 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 126,672,903 shares outstanding.

Payment of dividends on our shares of common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, our results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will continue to be declared or, if declared, what the amount of dividends will be. See “Item 1. Business Supervision and Regulation — Holding Company Regulation — Source of Strength/Capital Distributions” for additional information regarding our ability to pay dividends.

There were no sales of unregistered securities during the quarter ended December 31, 2021.

On December 13, 2012, the Board of Directors approved a program that authorizes the repurchase of approximately 5,000,000 shares of common stock. This program does not have expiration date. During the quarter ended December 31, 2021, we did not repurchase any shares and there are a maximum of 2,261,130 remaining shares that can be purchased under the current repurchase program.

Stock Performance Graph

The following stock performance graph compares (a) the cumulative total return on our common stock between December 31, 2016 and December 31, 2021, (b) the cumulative total return on stocks included in the Total Return Index for the NASDAQ Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that our stock performance will continue in the future with the same or similar trend depicted in the graph.  We will not make or endorse any predictions as to future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Northwest Bancshares, Inc., the NASDAQ Composite Index, and the NASDAQ Bank Index

$350
$300
$250
$200
$150
$100
$50
$0
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Northwest Bancshares, Inc.
NASDAQ Composite
NASDAQ Bank

	At December 31,
	2016	2017	2018	2019	2020	2021
Northwest Bancshares, Inc.	100.00	96.47	101.67	104.06	85.34	100.55
NASDAQ Composite	100.00	129.64	125.96	172.17	249.51	304.85
NASDAQ Bank	100.00	106.14	88.44	109.61	101.31	144.54

ITEM 6.                [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our principal business consists of collecting deposits and making loans primarily secured by various types of collateral, including real estate and other assets in the markets in which we are located. Attracting and maintaining deposits is affected by a number of factors, including interest rates paid on competing deposits and other investments offered by other financial and non-financial institutions, account maturities, fee structures, and levels of personal income and savings.  Lending activities are affected by the demand for funds and thus are influenced by interest rates, the number and quality of alternative lenders and regional economic conditions. Sources of funds for lending activities include deposits, borrowings, repayments on loans, cash flows from investment and mortgage-backed securities and income provided from operations.

Our earnings depend primarily on net interest income, which is the difference between interest earned on our interest-earning assets, consisting primarily of loans and investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits, borrowed funds, and trust-preferred securities. Net interest income is a function of our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities, as well as a function of the average balance of interest-earning assets compared to the average balance of interest-bearing liabilities.  Also contributing to our earnings is noninterest income, which consists primarily of service charges and fees on loan and deposit products and services, fees related to investment management and trust services, net gains and losses on the sale of assets and mortgage banking income. Net interest income and noninterest income are offset by provisions for credit losses, general administrative and other expenses, including employee compensation and benefits and occupancy and processing costs, as well as by state and federal income tax expense.

Our net income was $154.3 million, or $1.21 per diluted share, for the year ended December 31, 2021 compared to $74.9 million, or $0.62 per diluted share, for the year ended December 31, 2020 and $110.4 million, or $1.04 per diluted share, for the year ended December 31, 2019. The provision for credit losses was a credit of $11.9 million for the year ended December 31, 2021 compared to a provision expense of $84.0 million for the year ended December 31, 2020 and a provision expense of $22.7 million for the year ended December 31, 2019.

Selected Financial and Other Data

The summary financial information presented below is derived in part from the Company’s Consolidated Financial Statements. The following is only a summary and should be read in conjunction with the Consolidated Financial Statements and notes included elsewhere in this document.  The information at December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 is derived in part from the audited Consolidated Financial Statements that appear in this document.

	At December 31,
	2021	2020
	(In thousands)
Selected Consolidated Financial Data:
Total assets	$14,501,508	13,806,268
Cash and cash equivalents	1,279,259	736,277
Marketable securities held-to-maturity	124,451	67,990
Marketable securities available-for-sale	1,548,592	252,237
Mortgage-backed securities held-to-maturity	643,703	178,887
Mortgage-backed securities available-for-sale	1,297,915	1,146,704
Loans receivable, net of allowance for credit losses:
Residential mortgage loans held-for-sale	25,056	58,786
Residential mortgage loans	2,962,191	3,002,069
Home equity loans	1,314,631	1,461,744
Consumer loans	1,820,381	1,490,297
Commercial real estate loans	2,957,460	3,255,990
Commercial loans	834,432	1,177,536
Total loans receivable, net	9,914,151	10,446,422
Deposits	12,301,165	11,599,233
Borrowed funds	139,093	159,715
Subordinated debt	123,575	123,329
Shareholders’ equity	1,583,571	1,538,703

	For the years ended December 31,
	2021	2020	2019
	(In thousands except per share data)
Selected Consolidated Operating Data:
Total interest income	$418,508	434,068	417,380
Total interest expense	27,246	42,340	56,914
Net interest income	391,262	391,728	360,466
Provision for credit losses	(11,883)	83,975	22,659
Net interest income after provision for credit losses	403,145	307,753	337,807
Noninterest income	142,889	132,265	99,407
Noninterest expense	344,910	347,492	296,103
Income before income taxes	201,124	92,526	141,111
Income tax expense	46,801	17,672	30,679
Net income	$154,323	74,854	110,432
Earnings per share:
Basic	$1.22	0.62	1.05
Diluted	$1.21	0.62	1.04

	At or for the year ended December 31,
	2021	2020	2019
Selected Financial Ratios and Other Data:
Return on average assets (1), (5), (6), (7), (8)	1.08%	0.58%	1.07%
Return on average equity (2), (5), (6), (7), (8)	9.91%	4.72%	8.36%
Average capital to average assets	10.89%	12.29%	12.79%
Capital to total assets	10.92%	11.14%	12.90%
Tangible common equity to tangible assets	8.43%	8.48%	9.72%
Net interest rate spread (3)	2.89%	3.24%	3.62%
Net interest margin (4)	2.98%	3.36%	3.84%
Noninterest expense to average assets (5), (6), (7)	2.41%	2.70%	2.87%
Efficiency ratio (5), (6), (7), (8)	63.53%	65.01%	62.97%
Noninterest income to average assets (8)	1.00%	1.03%	0.96%
Net interest income to noninterest expense (5), (6), (7)	1.13x	1.13x	1.22x
Dividend payout ratio	65.29%	122.58%	69.23%
Nonperforming loans to net loans receivable	1.60%	0.99%	0.79%
Nonperforming assets to total assets	1.10%	0.77%	0.67%
Allowance for credit losses to nonperforming loans	64.38%	129.99%	84.09%
Allowance for credit losses to loans receivable	1.02%	1.27%	0.66%
Average interest-earning assets to average interest-bearing liabilities	1.39x	1.35x	1.35x
Number of banking offices	170	170	181

(1)Represents net income divided by average assets.
(2)Represents net income divided by average equity.
(3)Represents average yield on interest-earning assets less average cost of interest-bearing liabilities (shown on a fully taxable equivalent (“FTE”) basis).
(4)Represents net interest income as a percentage of average interest-earning assets (shown on a FTE basis).
(5) 2019 includes $4.2 million restructuring/acquisition expense.
(6) 2020 includes $20.8 million acquisition/branch optimization expense, $41.6 million estimated provision for credit losses related to COVID-19 and $18.2 million estimated provision for credit losses related to the effect of CECL on the acquisition of MutualBank.
(7) 2021 includes $3.5 million in merger, asset disposition and restructuring expense.
(8) 2021 includes $25.3 million gain on sale of insurance business.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 of the notes to the Consolidated Financial Statements. Certain accounting policies are important to the understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations. The following are the accounting estimates we believe are critical.

Allowance for Credit Losses.  We recognize that losses will be experienced on assets and that the risk of loss varies with the type of asset, the creditworthiness of a borrower, general economic conditions and the quality of the collateral, if any. We maintain an allowance for expected lifetime losses in the loan portfolio. The allowance for credit losses represents management’s estimate of lifetime expected losses based on all available information. The allowance for credit losses is based on management’s evaluation of relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The loan portfolio is reviewed regularly by management in its determination of the allowance for credit losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. As an integral part of their examination process, regulatory agencies periodically review our allowance for credit losses and may require us to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for credit losses, a combination of statistical models are applied to various pools of outstanding loans. We use a twenty-four month forecasting period and revert to historical average loss rates thereafter. Credit relationships that have been classified as substandard or doubtful and are greater than or equal to $1.0 million are reviewed by the Credit Administration department to determine if they no longer continue to demonstrate similar risk characteristics to their loan pool. If a loan no longer demonstrates similar risk characteristics to their loan pool they are removed from the pool and an individual assessment will be performed. The allowance calculation is also supplemented with qualitative reserves that takes into consideration the current portfolio and specific risk characteristics, such as changes in underwriting standards, portfolio mix, delinquency level, or term, as well as changes in environmental conditions, among other factors, that have occurred but are not yet reflected in the quantitative model component.

Our allowance for credit losses is sensitive to a number of inputs, most notably the macroeconomic forecast assumptions as well as the reasonable and supportable forecasting periods that are incorporated in our estimate of credit losses. Therefore, as the macroeconomic environment and related forecasts change or decisions are made to shorten or lengthen the forecasting period, the allowance for credit losses may change materially. The following sensitivity analyses do not represent management’s expectations of the deterioration of our portfolios or the economic environment, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for credit losses to changes in key inputs. We utilized a multi-scenario based macroeconomic forecast in determining the December 31, 2021 allowance for credit losses, which included a weighting of three scenarios: an upside scenario, a baseline scenario and a downside scenario. We placed the most weight on the baseline scenario, with the remaining weight split evenly between the upside and downside scenario. If we placed 100% weighting on the baseline scenario, the quantitative allowance for credit losses would have been approximately $11.4 million lower. These forecasts revert to our long-term historical average loss rate after a 24 month forecasting period. If we shortened the forecasting period to twelve months and reverted to our long-term historical loss rate thereafter, the quantitative allowance for credit losses would have been approximately $833,000 higher.

Although management believes that it uses the best information available to establish the allowance for credit losses, future adjustments to the allowance for credit losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for credit losses is adequate or that increases will not be necessary should the quality of assets deteriorate as a result of the factors discussed previously. Any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations. The allowance is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results.  For further information related to our allowance for credit losses, see Note 1(f) of the notes to the Consolidated Financial Statements.

Recently Issued Accounting Standards

    The following Accounting Standard Updates (“ASU”) issued by the FASB have not yet been adopted.

    In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This ASU provides temporary optional guidance to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance provides expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The amendments primarily include contract modifications and hedge accounting, as well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity. This guidance is effective March 12, 2020 through December 31, 2022. We are currently in the process of evaluating the amendments and determining the impact on our financial statements.

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform”. This ASU provides amendments, which are elective, and apply to all entities that have derivative instruments that use an interest rate for margining, discounting or contract price alignment of certain derivative instruments that are modified as a result of the reference rate reform. This guidance is effective as of the date of issuance through December 31, 2022. We are currently in the process of evaluating the amendments and determining the impact on our financial statements.

Balance Sheet Analysis

Assets. Total assets at December 31, 2021 were $14.502 billion, an increase of $695.2 million, or 5.0%, from $13.806 billion at December 31, 2020. This increase in assets was due to an increase in both marketable securities and total cash and cash equivalents. A discussion of significant changes follows.

Cash and cash equivalents. Cash and cash equivalents increased by $543.0 million to $1.279 billion at December 31, 2021, from $736.3 million at December 31, 2020. This increase was primarily due to the increase in customer deposit balances associated with consumer stimulus checks and loan funds from the Paycheck Protection Program (“PPP”).

Marketable securities.  Marketable securities increased by $738.9 million, or 46.8%, to $2.317 billion at December 31, 2021, from $1.578 billion at December 31, 2020. This increase was primarily a result of investing excess cash generated by deposits within our held-to-maturity portfolio.

The following table sets forth certain information regarding the amortized cost and fair value of our available-for-sale marketable securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2021		2020
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Residential mortgage-backed securities available-for-sale:
Fixed rate pass-through	$265,604	265,468	339,406	346,445
Variable rate pass-through	11,306	11,591	14,778	15,189
Fixed rate agency CMOs	997,680	980,999	723,586	734,251
Variable rate agency CMOs	39,695	39,857	50,333	50,819
Total residential mortgage-backed securities available-for-sale	1,314,285	1,297,915	1,128,103	1,146,704
Marketable securities available-for-sale:
U.S. Government, agency and GSEs	125,260	121,976	134,948	135,424
Municipal securities	125,457	128,701	112,634	116,813
Total marketable securities available-for-sale	$1,565,002	1,548,592	1,375,685	1,398,941

The following table sets forth certain information regarding the amortized cost and fair value of our held-to-maturity marketable securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2021		2020
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Residential mortgage-backed securities held-to-maturity:
Fixed rate pass-through	$183,092	180,989	1,723	1,854
Variable rate pass-through	667	691	919	949
Fixed rate agency CMOs	459,345	449,585	107,651	108,365
Variable rate agency CMOs	599	616	604	619
Total residential mortgage-backed securities held-to-maturity	643,703	631,881	110,897	111,787
Marketable securities held-to-maturity:
U.S. Government and agencies	124,451	119,632	67,990	67,879
Total marketable securities held-to-maturity	$768,154	751,513	178,887	179,666

The following table sets forth information regarding the issuers and the carrying value of our mortgage-backed securities at the dates indicated.

	At December 31,
	2021	2020
	(In thousands)
Residential mortgage-backed securities:
FNMA	$704,070	532,532
GNMA	577,684	367,354
FHLMC	659,433	357,249
Other (including non-agency)	431	466
Total residential mortgage-backed securities	$1,941,618	1,257,601

Marketable Securities Portfolio Maturities and Yields.  The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for our marketable securities and mortgage-backed securities portfolios at December 31, 2021. The annualized weighted average yields are calculated by taking the interest of the marketable securities divided by the amortized cost. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	One year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Amortized cost	Annualized weighted average yield (1)	Amortized cost	Annualized weighted average yield (1)	Amortized cost	Annualized weighted average yield (1)	Amortized cost	Annualized weighted average yield (1)	Amortized cost	Fair value	Annualized weighted average yield (1)
	(Dollars in thousands)
Marketable securities available-for-sale:
Government sponsored entities	$177	1.51%	$991	2.82%	$46,411	1.02%	$—	—%	$47,579	46,085	1.06%
U.S. Government and agency obligations	—	—%	20,000	0.87%	—	—%	57,681	1.26%	77,681	75,891	1.16%
Municipal securities	946	3.45%	1,261	2.75%	23,692	2.33%	99,558	2.13%	125,457	128,701	2.19%
Total marketable securities available-for-sale	1,123	3.14%	22,252	1.07%	70,103	1.47%	157,239	1.82%	250,717	250,677	1.66%

Residential mortgage-backed securities available-for-sale:
Pass-through certificates	11,307	2.05%	6,218	1.38%	34,033	1.80%	225,352	1.36%	276,910	277,058	1.44%
CMOs	39,957	0.66%	4,189	2.04%	28,102	1.32%	965,127	1.33%	1,037,375	1,020,857	1.30%
Total residential mortgage-backed securities available-for-sale	51,264	0.97%	10,407	1.65%	62,135	1.58%	1,190,479	1.33%	1,314,285	1,297,915	1.33%

Marketable securities held-to-maturity:
U.S. Government and agency obligations	—	—%	16,478	—%	107,973	1.00%	—	—%	124,451	119,632	0.87%

Residential mortgage-backed securities held-to-maturity:
Pass-through certificates	667	1.63%	792	3.53%	20,283	1.30%	162,017	1.18%	183,759	181,679	1.21%
CMOs	599	0.72%	—	—%	20,211	0.92%	439,134	1.17%	459,944	450,202	1.16%
Total residential mortgage-backed securities held-to-maturity	1,266	1.20%	792	3.53%	40,494	1.11%	601,151	1.17%	643,703	631,881	1.17%
Total marketable securities and mortgage-backed securities	$53,653	1.02%	$49,929	0.87%	$280,705	1.26%	$1,948,869	1.32%	$2,333,156	2,300,105	1.30%

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

Loans Receivable.  Net loans receivable decreased by $532.3 million, or 5.1%, to $9.914 billion at December 31, 2021, from $10.446 billion at December 31, 2020. This decrease was due primarily to loan paydowns and payoffs outpacing new originations across all of our loan portfolios with the exception of our consumer loan portfolio which increased $330.8 million, or 21.9%, to $1.839 billion at December 31, 2021 from $1.508 billion at December 31, 2020.

    Set forth below are selected data related to the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Personal Banking:
Residential mortgage loans held-for-sale	$25,056	0.3%	$58,786	0.5%	$7,709	0.1%
Residential mortgage loans	2,969,564	29.6%	3,009,335	28.4%	2,860,418	32.5%
Home equity loans	1,319,931	13.2%	1,467,736	13.9%	1,342,918	15.2%
Vehicle loans	1,484,231	14.8%	1,152,673	10.9%	861,192	9.8%
Consumer loans (1)	354,517	3.5%	355,320	3.4%	263,940	3.0%
Total Personal Banking	6,153,299	61.4%	6,043,850	57.1%	5,336,177	60.6%

Commercial Banking:
Commercial real estate	3,015,484	30.1%	3,345,889	31.6%	2,754,390	31.3%
Commercial loans	847,609	8.5%	1,191,110	11.3%	718,107	8.1%
Total Commercial Banking	3,863,093	38.6%	4,536,999	42.9%	3,472,497	39.4%
Total loans receivable, gross	10,016,392	100.0%	10,580,849	100.0%	8,808,674	100.0%

Total allowance for credit losses	(102,241)		(134,427)		(57,941)
Total loans receivable, net	$9,914,151		$10,446,422		$8,750,733
(1)     Consists primarily of secured and unsecured personal loans.

The following table sets forth the maturity of our loan portfolio at December 31, 2021. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which they contractually mature, and fixed-rate loans are included in the period in which the contractual repayment is due.

At December 31, 2021 (In thousands)	Due in one year or less	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
Personal Banking:
Residential mortgage loans	$154,090	501,766	1,176,937	1,144,352	2,977,145
Home equity loans	101,236	335,017	471,546	407,407	1,315,206
Consumer loans	376,838	1,181,324	217,515	9	1,775,686
Total Personal Banking	632,164	2,018,107	1,865,998	1,551,768	6,068,037

Commercial Banking:
Commercial real estate loans	549,636	1,056,330	1,148,217	269,708	3,023,891
Commercial loans	251,047	474,247	106,312	30,098	861,704
Total Commercial Banking	800,683	1,530,577	1,254,529	299,806	3,885,595

Total Loans	$1,432,847	3,548,684	3,120,527	1,851,574	9,953,632

Net unearned income and unamortized premiums and discounts					62,760
Total Loans Receivable					$10,016,392

The following table sets forth at December 31, 2021, the dollar amount of all fixed-rate and adjustable-rate loans due one year or more after December 31, 2021. Adjustable and floating-rate loans are included in the table based on the contractual due date of the loan.

At December 31, 2021 (In thousands)	Fixed	Adjustable	Total
Personal Banking:
Residential mortgage loans	$2,797,356	25,699	2,823,055
Home equity loans	781,701	432,269	1,213,970
Consumer loans	1,372,011	26,837	1,398,848
Total Personal Banking	4,951,068	484,805	5,435,873

Commercial Banking:
Commercial real estate loans	612,827	1,861,428	2,474,255
Commercial loans	193,959	416,698	610,657
Total Commercial Banking	806,786	2,278,126	3,084,912

Total	$5,757,854	2,762,931	8,520,785

Deposits. Total deposits increased by $701.9 million, or 6.1%, to $12.301 billion at December 31, 2021 from $11.599 billion at December 31, 2020. This increase was primarily due to an increase in noninterest-bearing demand deposits of $383.3 million, or 14.1%, to $3.100 billion at December 31, 2021 from $2.716 billion at December 31, 2020 and an increase in savings deposits of $256.3 million, or 12.5%, to $2.304 billion at December 31, 2021 from $2.047 billion at December 31, 2020. In addition, money market deposit accounts increased by $192.3 million, or 7.9%, to $2.630 billion at December 31, 2021 from $2.438 billion at December 31, 2020 and interest-bearing demand deposits increased by $184.5 million, or 6.7%, to $2.940 billion at December 31, 2021 from $2.756 billion at December 31, 2020. These deposit account increases were the result of both consumer stimulus checks and PPP loan funds as well as consumer saving trends. Partially offsetting these increases, time deposits decreased by $314.5 million, or 19.2%, as customer trends have moved funds from term products to checking and savings accounts.

The following table sets forth the dollar amount of deposits in the various types of accounts we offered at the dates indicated.

	At December 31,
	2021			2020
	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)
	(Dollars in thousands)
Savings deposits	$2,303,760	18.7%	0.10%	$2,047,424	17.7%	0.12%
Demand deposits	6,039,968	49.1%	0.01%	5,472,174	47.2%	0.02%
Money market deposit accounts	2,629,882	21.4%	0.10%	2,437,539	21.0%	0.15%
Time deposits:
Maturing within 1 year	890,101	7.2%	0.68%	990,769	8.5%	0.96%
Maturing 1 to 3 years	368,535	3.0%	1.28%	545,049	4.7%	1.61%
Maturing more than 3 years	68,919	0.6%	0.43%	106,278	0.9%	1.63%
Total certificates	1,327,555	10.8%	0.84%	1,642,096	14.1%	1.22%
Total deposits	$12,301,165	100.0%	0.14%	$11,599,233	100.0%	0.23%

(1)   Represents percentage of total deposits.
(2)   Represents weighted average nominal rate at year end.

The following table sets forth the dollar amount of deposits in each state by branch location as of December 31, 2021.

State	Balance	Percent
	(Dollars in thousands)
Pennsylvania	$6,991,776	56.8%
New York	2,846,373	23.1%
Ohio	1,034,641	8.4%
Indiana	1,428,375	11.7%
Total	$12,301,165	100.0%

The following table indicates the amount of our certificates of deposits of $250,000 or more by time remaining until maturity at December 31, 2021.

Maturity period	Certificates of deposit
(In thousands)
Three months or less	$27,027
Over three months through six months	22,282
Over six months through twelve months	32,694
Over twelve months	41,733
Total	$123,736

At December 31, 2021 and 2020, we had deposits in excess of $250,000 (the limit for FDIC insurance) of $123.7 million and $181.7 million, respectively. At those dates, we had no deposits that were uninsured for any other reason.

Borrowings.  Borrowings decreased by $20.4 million, or 7.2%, to $262.7 million at December 31, 2021 from $283.0 million at December 31, 2020. This decrease was a result of $22.0 million of term notes payable to the FHLB maturing during the current year.

The following table sets forth information concerning our borrowings at the dates and for the periods indicated.

	During the years ended December 31,
	2021	2020
	(Dollars in thousands)
FHLB borrowings:
Average balance outstanding	$1,671	$183,062
Maximum outstanding at end of any month during year	7,019	302,644
Balance outstanding at end of year	—	22,054
Weighted average interest rate during year	2.20%	1.67%
Weighted average interest rate at end of year	—%	1.92%

Collateralized borrowings:
Average balance outstanding	$132,100	$122,782
Maximum outstanding at end of any month during year	139,568	150,638
Balance outstanding at end of year	139,093	137,661
Weighted average interest rate during year	0.19%	0.25%
Weighted average interest rate at end of year	0.19%	0.19%

Subordinated borrowings:
Average balance outstanding	$123,481	$123,294
Maximum outstanding at end of any month during year	123,560	123,329
Balance outstanding at end of year	123,575	123,329
Weighted average interest rate during year	4.00%	4.00%
Weighted average interest rate at end of year	4.00%	4.00%

Total borrowings:
Average balance outstanding	$258,742	$346,442
Maximum outstanding at end of any month during year	269,931	440,079
Balance outstanding at end of year	262,668	283,044
Weighted average interest rate during year	2.03%	1.44%
Weighted average interest rate at end of year	1.98%	1.98%

Shareholders’ equity. Total shareholders’ equity at December 31, 2021 was $1.584 billion, an increase of $44.9 million, or 2.9%, from $1.539 billion at December 31, 2020. This increase in equity was primarily the result of net income for the year ended December 31, 2021 of $154.3 million. This increase was partially offset by the payment of cash dividends of $100.3 million for the year ended December 31, 2021.

Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020

    General. Net income for the year ended December 31, 2021 was $154.3 million, or $1.21 per diluted share, an increase of $79.5 million, or 106.2%, from $74.9 million, or $0.62 per diluted share, for the year ended December 31, 2020. The increase in net income resulted from a decrease in provision for credit losses of $95.9 million, or 114.2%, an increase in noninterest income of $10.6 million, or 8.0%, and a decrease in noninterest expense of $2.6 million, or 0.7%. Partially offsetting these increases was an increase in income tax expense of $29.1 million, or 164.8%, and a decrease in net interest income of $466,000, or 0.1%.

    Net income for the year ended December 31, 2021 represents returns on average equity and average assets of 9.91% and 1.08%, respectively, compared to 4.72% and 0.58% for the year ended December 31, 2020. A discussion of significant changes follows.

    Interest Income. Total interest income decreased by $15.6 million, or 3.6%, to $418.5 million for the year ended December 31, 2021 from $434.1 million for the year ended December 31, 2020. This decrease is the result of decreases in the average yield on interest-earning assets to 3.16% for the year ended December 31, 2021 from 3.70% for the year ended December 31, 2020. This decrease in average yield is attributed to a decline in overall market interest rates. Partially offsetting this decrease in rates was an increase in the average balance of interest-earning assets of $1.503 billion, or 12.8%, to $13.236 billion for the year ended December 31, 2021 from $11.733 billion for the year ended December 31, 2020.

    Interest income on loans receivable decreased by $20.6 million, or 5.0%, to $390.3 million for the year ended December 31, 2021 from $410.9 million for the year ended December 31, 2020. This decrease in interest income on loans receivable is primarily due to a decrease in the average yield on loans receivable to 3.81% for the year ended December 31, 2021 from 4.07% for the year ended December 31, 2020 primarily due to the decrease in market interest rates. Partially offsetting this decrease was an increase in the average balance of loans receivable which increased $135.2 million, or 1.3%, to $10.240 billion for the year ended December 31, 2021 from $10.104 billion for the year ended December 31, 2020 primarily due to growth in our consumer portfolio. At December 31, 2021, there was $69.4 million in PPP loans outstanding, and included in loan interest income for the year ended December 31, 2021 was $14.6 million of accretion related to PPP fees, net of origination costs, compared to $5.7 million for the year ended December 31, 2020.

    Interest income on mortgage-backed securities increased by $4.0 million, or 23.2%, to $21.5 million for the year ended December 31, 2021 from $17.4 million for the year ended December 31, 2020. This increase is the result of an increase in the average balance of mortgage-backed securities by $814.3 million, or 91.5%, to $1.704 billion for the year ended December 31, 2021 from $889.7 million for the year ended December 31, 2020. This increase was primarily a result of additional purchases utilizing excess cash from deposit growth during the current year. Partially offsetting this increase in average balance was a decrease in the average yield on mortgage-backed securities to 1.26% for the year ended December 31, 2021 from 1.96% for the year ended December 31, 2020. This decrease in yield was the result of the new security purchases made at lower yields due to decreases in market interest rates.

    Interest income on investment securities increased by $1.1 million, or 26.1%, to $5.1 million for the year ended December 31, 2021 from $4.0 million for the year ended December 31, 2020. This increase is primarily the result of an increase in the average balance of investment securities of $154.7 million, or 78.9%, to $350.8 million for the year ended December 31, 2021 from $196.1 million for the year ended December 31, 2020, which was primarily due to the utilization of excess funds from deposit growth. Partially offsetting this increase in average balances was a decrease in the average yield on investment securities to 1.45% for the year ended December 31, 2021 from 2.06% for the year ended December 31, 2020 as new investment purchases were at lower yields than the existing portfolio due to lower market interest rates.

    Dividends on FHLB stock decreased by $574,000, or 58.5%, to $407,000 for the year ended December 31, 2021 from $981,000 for the year ended December 31, 2020. This decrease is the result of decreases in the average yield on FHLB stock which decreased to 2.01% for the year ended December 31, 2021 from 4.50% for the year ended December 31, 2020. The FHLB of Pittsburgh decreased yields on required stock holdings due to lower market interest rates. In addition, the average balance of FHLB stock decreased by $1.6 million, or 7.1%, to $20.2 million for the year ended December 31, 2021 from $21.8 million for the year ended December 31, 2020. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

    Interest income on interest-earning deposits increased by $475,000, or 66.1%, to $1.2 million for the year ended December 31, 2021 from $719,000 for the year ended December 31, 2020. This increase is attributable to an increase in the average balance of interest-earning deposits. The average balance increased by $400.7 million, or 77.0%, to $921.4 million for the year ended December 31, 2021 from $520.7 million for the year ended December 31, 2020 due to excess liquidity from steady deposit inflows. Partially offsetting this increase was a decrease in the average yield on interesting-earning deposits to 0.13% for the year ended December 31, 2021 from 0.14% for the year ended December 31, 2020.

     Interest Expense. Interest expense decreased by $15.1 million, or 35.6%, to $27.2 million for the year ended December 31, 2021 from $42.3 million for the year ended December 31, 2020. This decrease in interest expense was primarily due to the decline in the average cost of interest-bearing liabilities which decreased to 0.29% for the year ended December 31, 2021 from 0.49% for the year ended December 31, 2020. This decrease resulted from decreases in the interest rates paid on deposits and junior subordinated debentures in response to decreases in market interest rates. Partially offsetting this decrease was an increase in the average balance of interest-bearing liabilities by $797.9 million, or 9.2%, to $9.501 billion for the year ended December 31, 2021 from $8.703 billion for the year ended December 31, 2020. This increase in average balance resulted from internal growth in deposits and the issuance of $125.0 million of fixed-to-floating subordinated debt in September of 2020.

Net Interest Income. Net interest income remained relatively flat, decreasing by $466,000, or 0.1%, to $391.3 million for the year ended December 31, 2021 from $391.7 million for the year ended December 31, 2020. This decline was attributable to the overall decrease in interest income and interest expense that largely offset each other. Our interest rate spread decreased to 2.88% for the year ended December 31, 2021 from 3.21% for the year ended December 31, 2020 and our net interest margin also decreased to 2.96% for the year ended December 31, 2021 from 3.34% for the year ended December 31, 2020 primarily due to the change in interest-earning asset mix. Contributing to the decline was an increase in average cash balances of $400.7 million, earning 0.13%, due to deposit growth associated with PPP loan funds and consumer stimulus checks.

    Provision for Credit Losses. We analyze the allowance for credit losses as described in Note 1(f) of the Notes to the Consolidated Financial Statements. The provision for credit losses decreased by $95.9 million, or 114.2%, to a net credit of $11.9 million for the year ended December 31, 2021 compared to a provision expense of $84.0 million for the year ended December 31, 2020. The prior year provision was elevated due to the uncertainty of COVID-19 and the negative effects to the economic forecasts. Throughout 2021, we were able to release those credit loss reserves that were previously built up as the economic forecasts and our overall credit quality improved. Total classified loans decreased by $126.1 million, or 25.8%, to $363.2 million at December 31, 2021 from $489.3 million at December 31, 2020. In addition, net charge-offs to average loans decreased to 0.20% for the year ended December 31, 2021 from 0.27% for the year ended December 31, 2020.

    In determining the amount of the current period provision, we considered current economic conditions, including unemployment levels, bankruptcy filings, and changes in real estate values, and assessed the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled “Allowance for Credit Losses”. The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at December 31, 2021.

    Noninterest Income. Noninterest income increased by $10.6 million, or 8.0%, to $142.9 million for the year ended December 31, 2021 from $132.3 million for the year ended December 31, 2020. This increase is largely due to the $25.3 million gain recognized on the sale of the insurance business in the second quarter of 2021. Also contributing to this increase was a $7.0 million, or 33.5%, increase in trust and other financial services income to $27.9 million for the year ended December 31, 2021 from $20.9 million for the year ended December 31, 2020 as a result of growth in both customer accounts and market gains. Partially offsetting these increases, was a decrease in mortgage banking income of $15.5 million, or 49.4%, to $15.9 million for the year ended December 31, 2021 from $31.4 million for the year ended December 31, 2020, due primarily to the impact of less favorable pricing in the secondary market. Additionally, service charges and fees decreased $3.8 million, or 6.8%, to $51.8 million for the year ended December 31, 2021 from $55.6 million for the year ended December 31, 2020 due to the impact of the Durbin amendment on our interchange fees which came into effect in the second half of 2020.

    Noninterest Expense. Noninterest expense decreased by $2.6 million, or 0.7%, to $344.9 million for the year ended December 31, 2021 from $347.5 million for the year ended December 31, 2020. This decrease was primarily due to a decrease of $17.3 million, or 83.4%, in merger, asset disposition and restructuring expense to $3.5 million for the year ended December 31, 2021 from $20.8 million for the year ended December 31, 2020 due to expenses incurred in the prior year for the MutualBank acquisition and the 2020 branch optimization initiative. Also, other expenses decreased $8.1 million, or 49.4%, to $8.3 million for the year ended December 31, 2021 from $16.5 million for the year ended December 31, 2020 primarily due to the decrease in the reserve for unfunded commitments. The prior year was significantly impacted by the onset of COVID-19 and the uncertainty surrounding the possible negative effect on loan commitments and undrawn lines of credit. Partially offsetting these decreases was an increase in compensation and employee benefits of $15.5 million, or 8.7%, to $193.9 million for the year ended December 31, 2021 from $178.4 million for the year ended December 31, 2020 primarily due to increases in health insurance and other benefits costs, regular merit expense and the addition of MutualBank and other strategic personnel. Additionally, processing expenses increased $5.7 million, or 11.4%, to $55.8 million for the year ended December 31, 2021 from $50.1 million for the year ended December 31, 2020, as we continue to invest in technology and infrastructure as well as increases in activity-driven utilization fees for ATM, check card and online and mobile banking. Lastly, professional service expense increased $5.1 million, or 41.2%, to $17.6 million for the year ended

December 31, 2021 from $12.5 million for the year ended December 31, 2020 primarily due to the utilization of third-party experts to assist with our digital strategy rollout.

    Income Taxes. The provision for income taxes increased by $29.1 million, or 164.8%, to $46.8 million for the year ended December 31, 2021 from $17.7 million for the year ended December 31, 2020. This increase in income tax expense is primarily due to the $108.6 million, or 117.4%, increase in pretax income to $201.1 million for the year ended December 31, 2021 from $92.5 million for the year ended December 31, 2020. In addition, our effective tax rate for the year ended December 31, 2021 was 23.3% compared to 19.1% for the year ended December 31, 2020.

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

Interest income on loans receivable increased by $16.1 million, or 4.1%, to $410.9 million for the year ended December 31, 2020 from $394.8 million for the year ended December 31, 2019. This increase in interest income on loans receivable is attributed to the increase in the average balance on loans receivable. The average balance increased by $1.549 billion, or 18.1%, to $10.104 billion for the year ended December 31, 2020 from $8.555 billion for the year ended December 31, 2019. This increase is due primarily to the addition of $1.517 billion, at fair value, of loans related to the MutualBank acquisition and organic loan growth of $255.2 million. Contributing to this organic loan growth was the origination of approximately $500.0 million of PPP loans. Included in loan interest income for the year ended December 31, 2020 is $3.1 million of accretion related to MutualBank loan purchase accounting and $5.7 million of accretion related to PPP fees, net of origination costs. Partially offsetting this increase in average balances was a decrease in the average yield on loans receivable to 4.07% for the year ended December 31, 2020 from 4.61% for the year ended December 31, 2019 primarily due to the decrease in market interest rates.

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

Dividends on FHLB stock decreased by $75,000, or 7.1%, to $981,000 for the year ended December 31, 2020 from $1.1 million for the year ended December 31, 2019. This decrease is the result of decreases in the average yield on FHLB stock which decreased to 4.50% for the year ended December 31, 2020 from 7.29% for the year ended December 31, 2019. The FHLB of Pittsburgh recently decreased yields on required stock holdings in reaction to lower market interest rates. Slightly offsetting this decrease was an increase in the average balance on FHLB stock by $7.3 million, or 50.5%, to $21.8 million for the year ended December 31, 2020 from $14.5 million for the year ended December 31, 2019 primarily due to FHLB stock acquired and retained from MutualBank. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

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

Interest Expense. Interest expense decreased by $14.6 million, or 25.6%, to $42.3 million for the year ended December 31, 2020 from $56.9 million for the year ended December 31, 2019. This decrease in interest expense was primarily due to the decline in the average cost of interest-bearing liabilities which decreased to 0.49% for the year ended December 31, 2020 from 0.82% for the year ended December 31, 2019. This decrease resulted from decreases in the interest rates paid on deposits and borrowed funds in response to decreases in market interest rates. Partially offsetting this decrease was an increase in the average balance of interest bearing liabilities by $1.736 billion, or 24.9%, to $8.703 billion for the year ended December 31, 2020 from $6.968 billion for the year ended December 31, 2019. This increase in average balance resulted from both internal growth in deposits and borrowings as well as the addition of $1.617 billion of deposits and $232.2 million of borrowed funds from the acquisition of MutualBank.

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

Provision for Credit Losses. We analyze the allowance for credit losses as described in Note 1(f) of the notes to the Consolidated Financial Statements. The provision for credit losses increased by $61.3 million to $84.0 million for the year ended December 31, 2020 from $22.7 million for the year ended December 31, 2019. During the current year, the Company adopted ASU 2016-13, (“CECL”), which requires that all financial assets measured at amortized cost be presented at the net amount expected to be collected inclusive of the Company’s current estimate of all lifetime expected credit losses. The economic impact of COVID-19, in combination with CECL, including the purchase accounting impact from MutualBank, caused the increase in the provision for the year.

In determining the amount of the current period provision, we considered current economic conditions, including unemployment levels, bankruptcy filings, and changes in real estate values, and assessed the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled “Allowance for Credit Losses”. The provision that was recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at December 31, 2020.

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

	At December 31,
	2021	2020
	(Dollars in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$7,641	14,489
Home equity loans	4,262	8,441
Vehicle loans	1,635	4,599
Consumer loans	765	1,459
Commercial real estate loans	23,489	23,307
Commercial real estate loans - owner occupied	574	1,980
Commercial loans	1,105	7,325
Total loans 90 days or more past due	$39,471	61,600
Total real estate owned (REO)	$873	2,232
Total loans 90 days or more past due and REO	40,344	63,832
Total loans 90 days or more past due to net loans receivable	0.40%	0.59%
Total loans 90 days or more past due and REO to total assets	0.28%	0.46%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	$39,140	61,015
Nonaccrual loans - loans less than 90 days past due	119,331	41,817
Loans 90 days or more past due still accruing	331	585
Total nonperforming loans	158,802	103,417
Total nonperforming assets	$159,675	105,649
Nonaccrual troubled debt restructuring loans (1)	$17,216	10,704
Accruing troubled debt restructuring loans	13,072	21,431
Total troubled debt restructuring loans	$30,288	32,135
(1)Also included in nonaccrual loans above.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans, or other assets including other real estate owned, considered to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the financial institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable”. Assets classified as “loss” are those considered “uncollectible” so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated as “special mention”. At December 31, 2021, we had 109 loans, with an aggregate principal balance of $79.9 million, designated as “special mention”.

We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. Our largest classified assets generally are also our largest nonperforming assets.

The following table sets forth the aggregate amount of our classified assets at the dates indicated.

	At December 31,
	2021	2020
	(In thousands)
Substandard assets	$364,035	491,557
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$364,035	491,557

Allowance for Credit Losses. We adopted CECL on January 1, 2020, as further described in Note 1. Our Board of Directors has adopted an “Allowance for Credit Losses” (“ACL”) policy designed to provide management with a systematic methodology for determining and documenting the allowance for credit losses each reporting period. This methodology was developed to provide a consistent process and review procedure to ensure that the allowance for credit losses is in conformity with GAAP, our policies and procedures and other supervisory and regulatory guidelines.

On an ongoing basis, the Credit Administration department, as well as loan officers, branch managers and department heads, review and monitor the loan portfolio for problem loans. This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis. Personal and small business commercial loans are classified primarily by delinquency status. In addition, a meeting is held every quarter with each region to monitor the performance and status of commercial loans on an internal watch list. On an on-going basis, the loan officer, in conjunction with a portfolio manager, grades or classifies problem commercial loans or potential problem commercial loans based upon their knowledge of the lending relationship and other information previously accumulated. This rating is also reviewed independently by our Loan Review department on a periodic basis. Our loan grading system for problem commercial loans is consistent with industry regulatory guidelines which classifies loans as “substandard”, “doubtful” or “loss”. Loans that do not expose us to risk sufficient to warrant classification in one of the previous categories, but which possess some weaknesses, are designated as “special mention”. A “substandard” loan is any loan that is 90 days or more contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable. Loans classified as “loss” have all the weakness inherent in those classified as “doubtful” and are considered uncollectible.

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

If a substandard or doubtful loan is not grouped with other loans that possess common characteristics for evaluation and analysis, it is considered individually for impairment. For the purpose of calculating reserves, we have grouped our loans into seven segments: residential mortgage loans, home equity loans, vehicle loans, consumer loans, commercial real estate loans, commercial real estate loans - owner occupied and commercial loans. The allowance for credit losses is measured using a combination of statistical models. We use a twenty-four month forecasting period and revert to historical average loss rates thereafter. Reversion to average loss rates takes place over twelve months. Historical average loss rates are calculated using historical data beginning in October 2009 through the current period.

The credit losses for individually assessed loans along with the estimated loss for each homogeneous pool are consolidated into one summary document. This summary schedule along with the support documentation used to establish this schedule is presented to management’s Allowance for Credit Losses Committee (“ACL Committee”) monthly. The ACL Committee reviews and approves the processes and ACL documentation presented. Based on this review and discussion, the appropriate amount of ACL is estimated and any adjustments to reconcile the actual ACL with this estimate are determined. The ACL Committee also considers if any changes to the methodology are needed. In addition to the ACL Committee’s review and approval, a review is performed by the Risk Management Committee of the Board of Directors on a quarterly basis and annually by internal audit.

    In addition to the reviews by management’s ACL Committee and the Board of Directors’ Risk Management Committee, regulators from the FDIC and the Pennsylvania Department of Banking perform an extensive review on at least an annual basis for the adequacy of the ACL and its conformity with regulatory guidelines and pronouncements. Any recommendations or enhancements from these independent parties are considered by management and the ACL Committee and implemented accordingly.

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

     We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness. As part of the analysis as of December 31, 2021, we considered the most recent economic conditions and forecasts available which incorporated the impact of COVID-19. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL decreased by $32.2 million, or 23.9%, to $102.2 million, or 1.02% of gross loans at December 31, 2021 from $134.4 million, or 1.27% of total loans, at December 31, 2020. During 2020 our allowance increased $8.8 million as a result of recording the initial allowance on the purchased credit deteriorated loans acquired from MutualBank. The non-purchased credit deteriorated loans acquired from MutualBank resulted in a credit mark of $28.1 million and an additional allowance of $18.2 million, as required by CECL. The estimated economic impact of COVID-19 caused us to increase our provision for credit loss expense by approximately $41.6 million for the year ended December 31, 2020. Throughout 2021, we were able to release those credit loss reserves that were previously built up as the economic forecasts improved as well as our overall credit quality.

    Quarterly, management’s Credit Committee reviews the concentration of credit by industry and customer, lending products and activity, competition and collateral values, as well as economic conditions in general and in each of our market areas. The Credit Committee also reviews and discusses delinquency trends, nonperforming asset amounts and ACL levels and ratios compared to our peer group as well as state and national statistics.

    We also consider how the levels of non-accrual loans and historical charge-offs have influenced the required amount of ACL. Nonaccrual loans of $158.5 million, or 1.59% of total gross loans receivable at December 31, 2021, increased by $55.6 million, or 54.1%, from $102.8 million, or 0.98% of total gross loans receivable, at December 31, 2020. This increase was primarily related to loans within the hospitality industry that were placed on nonaccrual after the end of their deferral periods. As a percentage of average loans, net charge-offs decreased to 0.20% for the year ended December 31, 2021 compared to 0.27% for the year ended December 31, 2020. The decrease in net charge-offs was largely due to a $9.1 million charge-off on one commercial loan which was previously downgraded and reserved for in 2020 prior to the onset of COVID-19.

Analysis of the Allowance for Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

	Years ended December 31,
	2021		2020
	(Dollars in thousands)
Loans receivable	$10,016,392		10,580,849
Average loans outstanding	10,239,620		10,104,453
Allowance for credit losses
Balance at beginning of period	134,427		57,941
CECL adoption	—		10,792
Initial allowance on loans purchased with credit deterioration	—		8,845
Provision for credit losses	(11,883)		83,975
Charge-offs:
Residential mortgage loans	(3,672)		(917)
Home equity loans	(3,380)		(608)
Vehicle loans	(4,632)		(6,827)
Consumer loans	(5,417)		(5,831)
Commercial real estate loans	(11,933)		(4,240)
Commercial real estate loans - owner occupied	(890)		(83)
Commercial loans	(4,213)		(16,212)
Total charge-offs	(34,137)		(34,718)
Recoveries:
Residential mortgage loans	935		362
Home equity loans	900		766
Vehicle loans	2,536	2,536	1,867
Consumer loans	2,360		1,542
Commercial real estate loans	2,189		1,287
Commercial real estate loans - owner occupied	107	107	27
Commercial loans	4,807		1,741
Total recoveries	13,834		7,592
Balance at end of period	$102,241		134,427
Allowance for credit losses as a percentage of loans receivable	1.02%		1.27%
Net charge-offs as a percentage of average loans outstanding:
Residential mortgage loans	0.09%		0.02%
Home equity loans	0.18%		(0.01)%
Vehicle loans	0.16%		0.48%
Consumer loans	0.97%		1.36%
Commercial real estate loans	0.35%		0.11%
Commercial real estate loans - owner occupied	0.19%		0.01%
Commercial loans	(0.06)%		1.26%
Total Average Loans Receivable	0.20%		0.27%
Allowance for credit losses as a percentage of nonperforming loans	64.38%		129.99%
Allowance for credit losses as a percentage of nonperforming assets	64.03%		127.24%

Allocation of Allowance for Credit Losses.  The following tables set forth the allocation of the allowance for credit losses by loan category at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category.

	At December 31,
	2021		2020
	Amount	% of total loans (1)	Amount	% of total loans (1)
	(Dollars in thousands)
Balance at end of year applicable to:
Residential mortgage loans	$7,373	29.9%	$7,266	29.0%
Home equity loans	5,300	13.2%	5,992	13.9%
Vehicle loans	15,483	14.8%	14,825	11.0%
Consumer loans	2,884	3.5%	2,871	3.3%
Commercial real estate loans	54,141	26.2%	79,381	26.9%
Commercial real estate loans - owner occupied	3,883	3.9%	10,518	4.7%
Commercial loans	13,177	8.5%	13,574	11.2%
Total	$102,241	100.0%	$134,427	100.0%
(1)Represents percentage of loans in each category to total loans.

Average Balance Sheets

The following tables set forth average balance sheets, average yields, on a fully taxable equivalent (“FTE”) basis, and average costs, and certain other information at and for the periods indicated. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances. The yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income or expense. The average yield for loans receivable and investment securities are calculated on a FTE basis. There were no out-of-period adjustments or other exclusions from the amounts presented in the table.

	For the years ended December 31,
	2021			2020			2019
	Average balance	Interest	Average yield/cost (12)	Average balance	Interest	Average yield/cost (12)	Average balance	Interest	Average yield/cost (12)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (includes FTE adjustments of $1,922, $2,223 and $1,335, respectively) (1), (2), (3)	$10,239,620	392,265	3.83%	$10,104,453	413,131	4.09%	$8,554,954	396,144	4.63%
Mortgage-backed securities (4)	1,704,006	21,463	1.26%	889,744	17,416	1.96%	639,764	16,670	2.61%
Investment securities (includes FTE adjustments of $747, $797 and $225, respectively) (4), (5)	350,806	5,848	1.67%	196,071	4,841	2.47%	205,757	4,470	2.17%
FHLB stock, at cost	20,229	407	2.01%	21,781	981	4.50%	14,477	1,056	7.29%
Interest-earning deposits	921,360	1,194	0.13%	520,666	719	0.14%	23,305	600	2.54%
Total interest-earning assets (includes FTE adjustments of $2,669, $3,020 and $1,560, respectively)	13,236,021	421,177	3.18%	11,732,715	437,088	3.73%	9,438,257	418,940	4.44%
Noninterest-earning assets (6)	1,072,313			1,159,405			890,760
Total assets	$14,308,334			$12,892,120			$10,329,017
Interest-bearing liabilities:
Savings deposits	$2,232,454	2,440	0.11%	$1,885,517	2,640	0.14%	$1,655,495	3,115	0.19%
Interest-bearing demand deposits	2,862,677	1,660	0.06%	2,432,427	3,358	0.14%	1,651,393	6,012	0.36%
Money market deposit accounts	2,554,975	2,570	0.10%	2,224,904	6,995	0.31%	1,778,661	13,010	0.73%
Time deposits	1,463,522	12,452	0.85%	1,687,381	22,903	1.36%	1,555,726	27,079	1.74%
Borrowed funds (7)	135,285	616	0.46%	315,116	1,628	0.52%	206,458	2,865	1.39%
Subordinated debt (8)	123,457	4,980	4.03%	31,326	1,562	4.99%	—	—	—%
Junior subordinated debentures	128,915	2,528	1.93%	126,683	3,254	2.53%	120,012	4,833	3.97%
Total interest-bearing liabilities	9,501,285	27,246	0.29%	8,703,354	42,340	0.49%	6,967,745	56,914	0.82%
Noninterest-bearing demand deposits (9)	2,999,392			2,357,725			1,835,622
Noninterest-bearing liabilities	250,075			246,294			204,198
Total liabilities	12,750,752			11,307,373			9,007,565
Shareholders’ equity	1,557,582			1,584,747			1,321,452
Total liabilities and shareholders’ equity	$14,308,334			$12,892,120			$10,329,017
Net interest income		393,931			394,748			362,026
Net interest rate spread (10)			2.89%			3.24%			3.62%
Net interest-earning assets/net interest margin (11)	$3,734,736		2.98%	$3,029,361		3.36%	$2,470,512		3.84%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.39X			1.35X			1.35X
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
(8)On September 9, 2020, the Company issued $125.0 million of 4.00% fixed-to-floating rate subordinated notes with a maturity of September 15, 2030.
(9)Average cost of deposits were 0.16%, 0.34% and 0.58%, respectively.
(10)Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(11)Net interest margin represents net interest income as a percentage of average interest-earning assets.
(12)Shown on a FTE basis and in consideration of applicable current federal, state and local tax rates. GAAP basis yields for the years ended December 31, 2021, 2020 and 2019 were - Loans: 3.81%, 4.07% and 4.61%, respectively, Investment securities: 1.45%, 2.06% and 2.06%, respectively, Interest-earning assets: 3.16%, 3.70% and 4.42%, respectively. GAAP basis net interest rate spreads were 2.88%, 3.21% and 3.61%, respectively, and GAAP basis net interest margins were 2.96%, 3.34% and 3.82%, respectively.

Rate/Volume Analysis

The following table presents, on a FTE basis, the changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the year ended December 31, 2021 compared to 2020 and for the year ended December 31, 2020 compared to 2019. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the prior year rate; (2) changes in rate multiplied by the prior year volume; and (3) the total increase or decrease. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate. There were no out-of-period adjustments or other exclusions from the amounts presented in the table.

	Years ended December 31, 2021 vs. 2020			Years ended December 31, 2020 vs. 2019
	Increase/(decrease) due to		Total increase/(decrease)	Increase/(decrease) due to		Total increase/(decrease)

	Rate	Volume		Rate	Volume
	(In thousands)
Interest-earning assets:
Loans receivable	$(26,044)	5,178	(20,866)	(46,366)	63,353	16,987
Mortgage-backed securities	(6,209)	10,256	4,047	(4,147)	4,893	746
Investment securities	(1,572)	2,579	1,007	610	(239)	371
FHLB stock, at cost	(543)	(31)	(574)	(404)	329	(75)
Interest-earning deposits	(42)	517	475	(569)	688	119
Total interest-earning assets	(34,410)	18,499	(15,911)	(50,876)	69,024	18,148

Interest-bearing liabilities:
Savings deposits	(579)	379	(200)	(797)	322	(475)
Interest-bearing demand deposits	(1,947)	250	(1,697)	(3,732)	1,078	(2,654)
Money market deposit accounts	(4,757)	332	(4,425)	(7,418)	1,403	(6,015)
Time deposits	(8,547)	(1,905)	(10,452)	(5,963)	1,787	(4,176)
Borrowed funds	(193)	(819)	(1,012)	(964)	1,289	325
Subordinated debt	(298)	3,716	3,418	—	—	—
Junior subordinated debentures	(761)	35	(726)	(1,764)	185	(1,579)
Total interest-bearing liabilities	(17,082)	1,988	(15,094)	(20,638)	6,064	(14,574)
Net change in net interest income	$(17,328)	16,511	(817)	(30,238)	62,960	32,722

Liquidity and Capital Resources

Northwest Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during their regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The FDIC allows us to consider any unencumbered, available-for-sale marketable security, whose sale would not impair our capital adequacy, to be eligible for liquidity. Liquidity is monitored through the use of a standard liquidity ratio of liquid assets to borrowings plus deposits. Using this formula, Northwest Bank’s liquidity ratio was 21.24% as of December 31, 2021. We adjust our liquidity level in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. We also adjust liquidity as appropriate to meet our asset and liability management objectives. Liquidity needs can also be met by temporarily drawing upon lines-of-credit established for such reasons. At December 31, 2021, Northwest Bank had $3.613 billion of additional borrowing capacity available with the FHLB of Pittsburgh, including a $250.0 million overnight line of credit, which had no balance at December 31, 2021, as well as $101.0 million of borrowing capacity available with the Federal Reserve Bank and $110.0 million with three correspondent banks.

In addition to deposits, our primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition. We manage the pricing of our deposits to maintain a desired deposit balance. In addition, we invest excess funds in short-term interest earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-earning deposits amounted to $1.211 billion at December 31, 2021. For additional information about our cash flows from operating, financing, and investing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing, and financing activities. The primary sources of cash during the current year were net income, principal repayments on loans and mortgage-backed securities and net increase in deposits.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Pittsburgh and the Federal Reserve Bank of Cleveland, which provide an additional source of funds. At December 31, 2021, Northwest Bank had no outstanding advances with the FHLB of Pittsburgh. We borrow from these sources to reduce interest rate risk and to provide liquidity when necessary.

At December 31, 2021, our customers had $1.054 billion of unused lines of credit available and $355.7 million in loan commitments. This amount does not include the unfunded portion of loans in process. Time deposits scheduled to mature in less than one year at December 31, 2021, totaled $890.1 million. We believe that a significant portion of such deposits will remain with us.

Deposits are our primary source of externally generated funds. The level of deposit inflows during any given period is heavily influenced by factors outside of our control, such as consumer savings tendencies, the general level of short-term and long-term market interest rates, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds. Financial institutions, such as Northwest Bank, are also subject to deposit outflows. Our net deposits increased by $701.9 million for the year ended December 31, 2021, increased by $3.007 billion for the year ended December 31, 2020 and increased by $697.8 million for the year ended December 31, 2019.

Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of market interest rates, consumer confidence and consumer spending. Funds received from loan maturities and principal payments on loans for the years ended December 31, 2021, 2020 and 2019 were $4.490 billion, $4.384 billion and $3.275 billion, respectively. Loan originations for the years ended December 31, 2021, 2020 and 2019 were $4.715 billion, $5.386 billion and $3.789 billion, respectively. We also sell a portion of the loans we originate as part of our mortgage banking operations, and the cash flows from such sales for the years ended December 31, 2021, 2020 and 2019 were $804.7 million, $704.7 million and $62.4 million, respectively.

We experience significant cash flows from our portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature or are called. Cash flow from the repayment of principal and the maturity or call of marketable securities for the years ended December 31, 2021, 2020 and 2019 were $517.9 million, $396.3 million and $245.8 million, respectively.

When necessary, we utilize borrowings as a source of liquidity and as a source of funds for long-term investment when market conditions permit. The net cash flow from the receipt and repayment of borrowings was a net decrease of $20.7 million, a net decrease of $192.4 million and a net increase of $11.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Northwest Bancshares, Inc. is a separate legal entity from Northwest Bank and must provide for its own liquidity to pay dividends to shareholders, to repurchase its common stock and for other corporate purposes. Northwest Bancshares’ primary source of liquidity is the dividend payments it receives from Northwest Bank. During 2020, Northwest Bancshares, Inc. issued $125.0 million of subordinated debt. At December 31, 2021, Northwest Bancshares, Inc. (on an unconsolidated basis) had liquid assets of $128.0 million.

Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $100.3 million million, $93.1 million and $76.2 million for years the ended December 31, 2021, 2020 and 2019, respectively.

At December 31, 2021, stockholders’ equity totaled $1.584 billion. During 2021, our Board of Directors declared regular quarterly cash dividends totaling $0.79 per share of common stock.

We monitor the capital levels of Northwest Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. Northwest Bank is required by the Pennsylvania Department of Banking and Securities and the FDIC to meet minimum capital adequacy requirements. At December 31, 2021, Northwest Bank exceeded all regulatory minimum capital requirements and is considered to be “well capitalized”. In addition, as of December 31, 2021, we were not aware of any recommendation by a regulatory authority that, if it were implemented, would have a material effect on liquidity, capital resources or operations.

Regulatory Capital Requirements. Northwest Bank is subject to minimum capital requirements established by the FDIC. See “Item 1. Business Supervision and Regulation — Capital Requirements and Prompt Corrective Action”. The following table summarizes Northwest Bank’s total shareholders’ equity, regulatory capital, total risk-based assets, and leverage and risk-based capital ratios at the dates indicated.

	At December 31,
	2021	2020
	(Dollars in thousands)
Total shareholders' equity (GAAP capital)	$1,714,817	1,616,666
Add: Accumulated other comprehensive loss	25,980	21,582
Less: non-qualifying intangible assets	(273,435)	(284,220)
CET 1 capital	1,467,362	1,354,028
Additions to Tier 1 capital	—	—
Leverage or Tier 1 capital	1,467,362	1,354,028
Add: Tier 2 capital (1)	83,722	124,282
Total risk-based capital	$1,551,084	1,478,310
Average assets for leverage ratio	$14,251,169	13,672,614
Net risk-weighted assets including off-balance-sheet items	$9,855,420	9,930,043
CET 1 capital ratio	14.889%	13.636%
Minimum requirement	4.500%	4.500%
Leverage capital ratio	10.296%	9.903%
Minimum requirement	4.000%	4.000%
Total risk-based capital ratio	15.738%	14.887%
Minimum requirement	8.000%	8.000%
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

Contractual Obligations. We are obligated to make future payments according to various contracts. The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2021.

	Payments due
	Less than one year	One year to less than three years	Three years to less than five years	Five years or greater	Total
	(In thousands)
Supplemental Executive Retirement Plan (1)	$—	—	—	1,487	1,487
Collateralized borrowings (2)	139,093	—	—	—	139,093
Subordinated debentures (2)	—	—	—	125,000	125,000
Junior subordinated debentures (2)	—	—	—	129,054	129,054
Operating leases (3)	6,080	10,816	9,556	48,471	74,923
Total	$145,173	10,816	9,556	304,012	469,557
Commitments to extend credit	$355,682	—	—	—	355,682
(1)See Note 15 to the Consolidated Financial Statements, Employee Benefit Plans, for additional information.
(2)See Note 11 to the Consolidated Financial Statements, Borrowed Funds, for additional information.
(3)See Note 3 to the Consolidated Financial Statements, Leases, for additional information.

Impact of Inflation and Changing Prices. The Consolidated Financial Statements and notes thereto, presented elsewhere herein, have been prepared in accordance with United States generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Off-Balance-Sheet Arrangements. As a financial services provider, we are routinely a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we routinely enter into commitments to purchase and sell residential mortgage loans.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap”. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or re-price within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or re-pricing within a specific time period and the amount of interest-bearing liabilities maturing or re-pricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to positively affect net interest income. Similarly, during a period of falling interest rates, a negative gap would tend to positively affect net interest income while a positive gap would tend to adversely affect net interest income.

Our practice is to reduce our exposure to interest rate risk generally by matching the maturities of our interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of our interest-earning assets. We purchase adjustable-rate investment securities and mortgage-backed securities, which at December 31, 2021, totaled $54.1 million, and originate adjustable-rate loans, which at December 31, 2021, totaled $3.257 billion or 32.7% of our gross loan portfolio. Of our $13.331 billion of interest-earning assets at December 31, 2021, $3.311 billion, or 24.84%, consisted of assets with adjustable rates of interest. When open market conditions are favorable, we also attempt to reduce interest rate risk by lengthening the maturities of our interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, if necessary, and by promoting longer-term certificates of deposit.

At December 31, 2021, total interest-earning assets maturing or re-pricing within one year exceeded total interest-bearing liabilities maturing or re-pricing in the same period by $433.5 million, representing a positive one-year gap ratio of 2.99%.

The following table sets forth, on a carrying value basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2021, which are expected to re-price or mature, based upon certain assumptions, in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the earlier of the term of re-pricing or the contractual term of the asset or liability. We believe that these assumptions approximate the standards used in the financial services industry and consider them appropriate and reasonable.

	Amounts maturing or re-pricing
	Within 1 year	Over 1-3 years	Over 3-5 years	Over 5-10 years	Over 10-20 years	Total
	(Dollars in thousands)
Rate-sensitive assets:
Interest-earning deposits	$1,061,019	—	—	—	—	1,061,019
Mortgage-backed securities:
Fixed-rate	360,240	545,930	352,683	630,051	—	1,888,904
Variable-rate	52,714	—	—	—	—	52,714
Investment securities	18,610	35,842	44,527	276,149	—	375,128
Mortgage loans:
Adjustable-rate	20,447	6,215	1,555	212	—	28,429
Fixed-rate	528,057	879,215	662,576	807,811	71,057	2,948,716
Home equity loans:
Adjustable-rate	452,745	—	—	—	—	452,745
Fixed-rate	259,321	366,744	189,303	44,138	2,955	862,461
Consumer loans	720,996	901,868	150,104	2,714	4	1,775,686
Commercial real estate loans	1,704,977	950,242	341,179	27,493	—	3,023,891
Commercial loans	586,280	174,192	43,496	52,533	5,203	861,704
Total rate-sensitive assets	5,765,406	3,860,248	1,785,423	1,841,101	79,219	13,331,397

Rate-sensitive liabilities:
Time deposits	897,513	366,193	58,963	4,844	42	1,327,555
Money market deposit accounts	2,539,412	—	—	—	90,470	2,629,882
Savings deposits	587,359	341,263	341,263	853,156	180,719	2,303,760
Interest-bearing demand deposits	1,039,876	360,754	360,754	901,885	277,173	2,940,442
FHLB borrowings	(378)	(757)	124,710	—	—	123,575
Other borrowings	139,093	—	—	—	—	139,093
Trust preferred securities	129,054	—	—	—	—	129,054
Total rate-sensitive liabilities	5,331,929	1,067,453	885,690	1,759,885	548,404	9,593,361
Interest sensitivity gap per period	$433,477	2,792,795	899,733	81,216	(469,185)	3,738,036
Cumulative interest sensitivity gap	$433,477	3,226,272	4,126,005	4,207,221	3,738,036	3,738,036
Cumulative interest sensitivity gap as a percentage of total assets	2.99%	22.23%	28.43%	28.99%	25.75%	25.75%
Cumulative interest-earning assets as a percent of cumulative interest-bearing liabilities	108.13%	150.42%	156.64%	146.51%	138.96%	138.96%

At December 31, 2020, we had a cumulative interest sensitivity gap as a percentage of total assets of 25.14%. We have an Asset/Liability Committee, consisting of members of management, which meets monthly to review market interest rates, economic conditions, the pricing of interest earning assets and interest bearing liabilities and our balance sheet structure. On a quarterly basis, this committee also reviews our interest rate risk position and our cash flow projections.

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

The following table illustrates the simulated impact of a parallel 100 bps, 200 bps or 300 bps upward or 100 bps downward movement in interest rates on net interest income, net income, return on average equity, earnings per share, and market value of equity. These analyses were prepared assuming that total interest-earning asset and interest-bearing liability levels at December 31, 2021 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from December 31, 2021 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/(decrease) in net interest income	1.3%	1.9%	2.4%	(4.0)%
Projected percentage increase/(decrease) in net income	4.0%	6.0%	7.8%	(11.7)%
Projected increase/(decrease) in return on average equity	3.8%	5.8%	7.6%	(11.3)%
Projected increase/(decrease) in earnings per share	$0.03	$0.04	$0.06	$(0.09)
Projected percentage increase/(decrease) in market value of equity	(3.2)%	(9.3)%	(15.0)%	(7.7)%

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

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage decrease in net interest income	1.7%	2.3%	2.5%	(2.4)%
Projected percentage decrease in net income	4.2%	5.8%	6.5%	(5.6)%
Projected decrease in return on average equity	4.0%	5.6%	6.2%	(5.4)%
Projected decrease in earnings per share	$0.04	$0.06	$0.06	$(0.06)
Projected percentage decrease in market value of equity	1.2%	(0.4)%	(5.0)%	(8.4)%

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

When assessing our interest rate sensitivity, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates. In preparing the table above, the following assumptions were used: (i) adjustable-rate mortgage loans will prepay at an annual rate of 8% to 25%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 6% to 24%, depending on the type of loan; (iii) commercial loans will prepay at an annual rate of 6% to 30%; and (iv) consumer loans held by Northwest Bank will prepay at an annual rate of 12% to 30%.  In regards to our deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) a significant majority of money market accounts will re-price immediately; (iii) savings accounts will gradually re-price over three years; and (iv) checking accounts will re-price either when the rates on such accounts re-price as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates. For purposes of this analysis, management has estimated, based on historical trends, that $1.040 billion, or 35.4%, of our interest-bearing demand accounts and $587.4 million, or 25.5%, of our savings deposits are interest sensitive and may re-price in one year or less, and that the remainder may re-price over longer time periods.

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

    Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on such assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based upon those criteria.

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

Opinion on Internal Control Over Financial Reporting
We have audited Northwest Bancshares, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Northwest Bancshares, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Northwest Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2021 and December 31, 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 5 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments”.
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
Allowance for credit losses for loans evaluated on a collective basis
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses for loans was $102.2M, as of December 31, 2021, a portion which included the measure of expected credit losses on a collective (pool) basis for those loans that share similar risk characteristics (the collective ACL). The expected credit loss methodologies apply either a probability of default and loss given default loss assumption or a portfolio-level loss net charge-off rate assumption to loan level exposures on an undiscounted basis over the contractual term of the loans, adjusted for prepayments. The Company uses a twenty-four-month reasonable and supportable forecast period, which is based on a probability-weighted multiple macroeconomic scenarios approach and reverts to historical average loss rates over a twelve-month period for the remaining life of the loans. The following collective ACL modeling methodologies were developed for each significant loan portfolio segment: (1) the allowance for credit losses within the mortgage and home equity loan portfolios are calculated at the loan-level using projected default rates, prepayment rates, and severity rates as well as macroeconomic forecasts determined at the pool level; (2) the allowance for credit losses within the vehicle loan portfolio is calculated at the portfolio-level using a vintage analysis to project portfolio-level net charge-off rates; (3) the allowance for credit losses is calculated for commercial real estate and commercial small business loans at the portfolio-level using a regression model to project portfolio-level net charge-off rates as well as macroeconomic forecasts; and (4) the allowance for credit losses for the commercial real estate and commercial loan portfolio is calculated at loan-level using projected default and severity rates as well as macroeconomic forecasts determined at the pool level. A portion of the collective ACL is comprised of adjustments to historical loss information for asset-specific risk characteristics to reflect the extent they do not exist in the historical loss information. These adjustments are based on qualitative factors not reflected in the quantitative models but are likely to impact the measurement of estimated credit losses.
We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodologies, including the models and methods used to estimate (1) the default, severity, prepayments, and projected portfolio-level net charge-off rates, and their significant assumptions, including the macroeconomic forecast scenarios and economic assumptions, and the reasonable and supportable forecast periods, and (2) the qualitative factors and their significant assumptions, including adjustments to account for current and expected macroeconomic conditions. The assessment also included an evaluation of the conceptual soundness and performance of the models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s collective ACL estimate, including controls over the:
•development of the collective ACL methodologies
•continued use and conceptual soundness of the default, severity, prepayments, and projected portfolio-level net charge-off rate (model assumptions)
•performance monitoring of the models
•determination and measurement of the significant assumptions used in the models
•determination of the qualitative factors, including the significant assumptions used in the measurement of the qualitative factors
•analysis of the collective ACL results, trends, and ratios.
We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodologies for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development and performance testing of the model assumptions by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance testing of the model assumptions by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the economic forecast scenarios and underlying assumptions by comparing it to the Company’s business environment and relevant industry practices
•evaluating the length of the historical observation period and reasonable and supportable forecast by comparing them to specific portfolio risk characteristics and trends
•evaluating the methodology used to develop the qualitative factors and the effect of certain factors on the collective ACL compared with relevant credit risk factors and consistency with credit trends.
We also assessed the sufficiency of the audit evidence obtained related to the collective ACL by evaluating the cumulative results of the audit procedures, qualitative aspects of the Company’s accounting practices, and potential bias in the accounting estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 1963.

Pittsburgh, Pennsylvania
February 25, 2022

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, excluding share data)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$1,279,259	736,277
Marketable securities available-for-sale (amortized cost of $1,565,002 and $1,375,685, respectively)	1,548,592	1,398,941
Marketable securities held-to-maturity (fair value of $751,513 and $179,666, respectively)	768,154	178,887
Total cash and cash equivalents and marketable securities	3,596,005	2,314,105

Loans held-for-sale	25,056	58,786
Loans held for investment	9,991,336	10,522,063
Allowance for credit losses	(102,241)	(134,427)
Loans receivable, net	9,914,151	10,446,422

FHLB stock, at cost	14,184	21,748
Accrued interest receivable	25,599	35,554
Real estate owned, net	873	2,232
Premises and equipment, net	156,524	161,538
Bank-owned life insurance	256,213	253,951
Goodwill	380,997	382,279
Other intangible assets, net	12,836	19,936
Other assets	144,126	168,503
Total assets	$14,501,508	13,806,268

Liabilities and shareholders’ equity
Liabilities:
Deposits	$12,301,165	11,599,233
Borrowed funds	139,093	159,715
Subordinated debt	123,575	123,329
Junior subordinated debentures	129,054	128,794
Advances by borrowers for taxes and insurance	44,582	45,230
Accrued interest payable	1,804	2,054
Other liabilities	178,664	209,210
Total liabilities	12,917,937	12,267,565

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 126,612,183 and 127,019,452 shares issued and outstanding, respectively	1,266	1,270
Additional paid-in capital	1,010,405	1,015,502
Retained earnings	609,529	555,480
Accumulated other comprehensive loss	(37,629)	(33,549)
Total shareholders’ equity	1,583,571	1,538,703
Total liabilities and shareholders’ equity	$14,501,508	13,806,268
See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, excluding share data)

	Years ended December 31,
	2021	2020	2019
Interest income:
Loans receivable	$390,343	410,907	394,809
Mortgage-backed securities	21,463	17,416	16,670
Taxable investment securities	2,616	1,985	3,401
Tax-free investment securities	2,485	2,060	844
FHLB stock dividends	407	981	1,056
Interest-earning deposits	1,194	719	600
Total interest income	418,508	434,068	417,380
Interest expense:
Deposits	19,122	35,896	49,216
Borrowed funds	8,124	6,444	7,698
Total interest expense	27,246	42,340	56,914
Net interest income	391,262	391,728	360,466
Provision for credit losses	(11,883)	83,975	22,659
Net interest income after provision for credit losses	403,145	307,753	337,807
Noninterest income:
Gain/(loss) on sale of investments	(176)	236	50
Gain on sale of loans	—	1,302	1,734
Service charges and fees	51,837	55,613	53,065
Trust and other financial services income	27,921	20,922	17,765
Insurance commission income	3,633	9,132	8,068
Gain/(loss) on real estate owned, net	442	(106)	(53)
Income from bank-owned life insurance	6,050	5,190	4,418
Mortgage banking income	15,892	31,391	3,819
Gain on sale of insurance business	25,327	—	—
Other operating income	11,963	8,585	10,541
Total noninterest income	142,889	132,265	99,407
Noninterest expense:
Compensation and employee benefits	193,887	178,375	163,086
Premises and occupancy costs	31,073	30,622	28,717
Office operations	13,769	15,728	14,133
Collections expense	1,932	3,275	2,560
Processing expenses	55,763	50,050	42,453
Marketing expenses	8,237	7,695	6,998
Federal deposit insurance premiums	4,975	4,767	685
Professional services	17,621	12,482	12,287
Amortization of intangible assets	5,553	6,856	6,543
Real estate owned expense	298	359	478
Merger, asset disposition and restructuring expense	3,453	20,789	4,168
Other expenses	8,349	16,494	13,995
Total noninterest expense	344,910	347,492	296,103
Income before income taxes	201,124	92,526	141,111
Provision for income taxes:
Federal	35,306	14,896	24,069
State	11,495	2,776	6,610
Total provision for income taxes	46,801	17,672	30,679
Net income	$154,323	74,854	110,432
Basic earnings per share	$1.22	0.62	1.05
Diluted earnings per share	$1.21	0.62	1.04
See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2021	2020	2019
Net income	$154,323	74,854	110,432
Other comprehensive income net of tax:
Net unrealized holding gains/(losses) on marketable securities:
Unrealized holding gains/(losses), net of tax of $10,333, $(5,607), and $(3,994), respectively	(28,873)	13,711	9,984
Reclassification adjustment for gains included in net income, net of tax of $92, $6, and $2, respectively	(287)	(15)	(5)
Net unrealized holding gains/(losses) on marketable securities	(29,160)	13,696	9,979

Change in fair value of interest rate swaps:
Unrealized holding losses on interest rate swaps, net of tax of $0, $209, and $0, respectively	—	(946)	—
Reclassification adjustment for losses included in net income, net of tax of $0, $(209), and $0, respectively	—	946	—
Net change in fair value of interest rate swaps	—	—	—

Defined benefit plan:
Net gain/(loss), net of tax $(9,144), $4,169, $3,193, respectively	23,748	(11,301)	(8,059)
Reclassification adjustments for prior period service costs and net losses included in net income, net of tax of $(515), $(395), and $(334), respectively	1,332	997	835
Net gain/(loss) on defined benefit plans	25,080	(10,304)	(7,224)

Other comprehensive income/(loss)	(4,080)	3,392	2,755

Total comprehensive income	$150,243	78,246	113,187
 See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, excluding share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
Balance at December 31, 2018	$1,034	745,926	550,374	(39,696)	1,257,638
Comprehensive income:
Net income	—	—	110,432	—	110,432
Other comprehensive income, net of tax of $(1,129)	—	—	—	2,755	2,755
Total comprehensive income	—	—	110,432	2,755	113,187
Acquisition of Union Community Bank	24	43,264	—	—	43,288
Reclassification due to adoption of ASU No. 2016-02	—	—	(1,226)	—	(1,226)
Exercise of stock options	9	9,718	—	—	9,727
Stock-based compensation expense	3	6,842	—	—	6,845
Stock-based compensation forfeited	(1)	—	—	—	(1)
Dividends paid ($0.72 per share)	—	—	(76,173)	—	(76,173)
Balance at December 31, 2019	1,069	805,750	583,407	(36,941)	1,353,285
Comprehensive income:
Net income	—	—	74,854	—	74,854
Other comprehensive income, net of tax of $(1,287)	—	—	—	3,392	3,392
Total comprehensive income	—	—	74,854	3,392	78,246
Acquisition of Mutual Bank	206	213,200	—	—	213,406
Reclassification due to adoption of ASU No. 2016-13	—	—	(9,649)	—	(9,649)
Exercise of stock options	1	1,478	—	—	1,479
Share repurchases	(7)	(9,269)	—	—	(9,276)
Stock-based compensation expense	3	4,236	—	—	4,239
Stock-based compensation forfeited	(2)	2	—	—	—
Other	—	105	—	—	105
Dividends paid ($0.76 per share)	—	—	(93,132)	—	(93,132)
Balance at December 31, 2020	1,270	1,015,502	555,480	(33,549)	1,538,703
Comprehensive income:
Net income	—	—	154,323	—	154,323
Other comprehensive income, net of tax of $858	—	—	—	(4,080)	(4,080)
Total comprehensive income	—	—	154,323	(4,080)	150,243
Exercise of stock options	12	13,999	—	—	14,011
Share repurchases	(18)	(23,836)	—	—	(23,854)
Stock-based compensation expense	3	4,739	—	—	4,742
Stock-based compensation forfeited	(1)	1	—	—	—
Dividends paid ($0.79 per share)	—	—	(100,274)	—	(100,274)
Balance at December 31, 2021	$1,266	1,010,405	609,529	(37,629)	1,583,571
 See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2021	2020	2019
Operating activities:
Net income	$154,323	74,854	110,432
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(11,883)	83,975	22,659
Net gain on sale of assets	(1,201)	(3,249)	(2,472)
Mortgage banking activity	(20,120)	(25,798)	—
Gain on sale of insurance business	(25,327)	—	—
Net depreciation, amortization and accretion	6,633	4,738	3,824
(Increase)/decrease in other assets	22,163	(16,097)	(66,080)
Increase in other liabilities	4,025	47,018	53,998
Net amortization on marketable securities	7,757	3,797	922
Noncash compensation expense related to stock benefit plans	4,742	4,239	6,845
Noncash write-down of real estate owned	173	321	607
Deferred income tax (benefit)/expense	12,314	(8,084)	2,776
Origination of loans held-for-sale	(752,831)	(729,939)	(68,400)
Proceeds from sale of loans held-for-sale	804,690	704,660	62,351
Net cash provided by operating activities	205,458	140,435	127,462

Investing activities:
Purchase of marketable securities held-to-maturity	(658,817)	(164,629)	—
Purchase of marketable securities available-for-sale	(705,146)	(830,487)	(200,204)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	68,495	3,760	4,707
Proceeds from maturities and principal reductions of marketable securities available-for-sale	449,372	392,511	241,079
Proceeds from sale of marketable securities available-for-sale	59,579	1,096	32,389
Proceeds of bank-owned life insurance	3,984	596	2,638
Loan originations	(3,961,816)	(4,655,969)	(3,721,001)
Proceeds from loan maturities and principal reductions	4,490,089	4,383,933	3,275,400
Proceeds from sale of loans held for investment	—	50,791	97,923
Net proceeds of FHLB stock	7,564	6,107	1,348
Proceeds from sale of real estate owned	2,700	1,651	4,198
Proceeds from sale of real estate owned for investment, net	305	607	608
Purchases of premises and equipment	(17,517)	(12,254)	(10,899)
Proceeds from sale of insurance business	28,238	—	—
Acquisitions, net of cash received	—	261,712	(28,779)
Net cash used in investing activities	(232,970)	(560,575)	(300,593)

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2021	2020	2019
Financing activities:
Net increase in deposits	$701,932	1,390,187	218,449
Proceeds from long-term borrowings	—	123,211	—
Repayments of long-term borrowings	(22,105)	(206,908)	—
Net increase/(decrease) in short-term borrowings	1,432	(108,675)	11,947
Increase/(decrease) in advances by borrowers for taxes and insurance	(648)	(1,315)	1,238
Cash dividends paid on common stock	(100,274)	(93,132)	(76,173)
Proceeds from stock options exercised	14,011	1,479	9,727
Purchase of common stock for retirement	(23,854)	(9,276)	—
Net cash provided by financing activities	570,494	1,095,571	165,188
Net increase/(decrease) in cash and cash equivalents	$542,982	675,431	(7,943)

Cash and cash equivalents at beginning of period	$736,277	60,846	68,789
Net increase/(decrease) in cash and cash equivalents	542,982	675,431	(7,943)
Cash and cash equivalents at end of period	$1,279,259	736,277	60,846

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $18,711, $34,313, and $44,928, respectively)	$27,496	41,428	54,277
Income taxes	33,576	29,767	29,283

Business acquisitions:
Fair value of assets acquired	$—	2,090,599	584,253
Northwest Bancshares, Inc. common stock issued	—	(213,406)	(43,288)
Net cash paid	—	—	(45,600)
Liabilities assumed	$—	1,877,193	495,365

Noncash activities:
Loan foreclosures and repossessions	$4,897	5,643	5,815
Sale of real estate owned financed by the Company	54	126	44
 See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)

(1)     Summary of Significant Accounting Policies

(a)                                 Nature of Operations

Northwest Bancshares, Inc., a Maryland corporation headquartered in Columbus, Ohio, is the federal savings and loan holding company for its wholly owned subsidiary, Northwest Bank. Northwest Bank, a Pennsylvania chartered savings bank, offers personal and business deposit and loan products as well as investment management and insurance services through its 170 banking locations in Pennsylvania, New York, Ohio, and Indiana. We have determined that we have one reportable business segment.

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

(d)                                 Marketable Securities

We classify marketable securities at the time of purchase as held-to-maturity, available-for-sale, or trading. Securities for which management has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts on a level yield basis (amortized cost). If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income/(loss), a separate component of shareholders’ equity, net of tax. Securities classified as available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with changes in fair value included in earnings. The cost of securities sold is determined on a specific identification basis. We held no securities classified as trading at or during the years ended December 31, 2021 and 2020. Fair values are determined as described in Note 17. Throughout the year we validate the prices received from third parties by comparing them to prices provided by a different independent pricing service. We have reviewed the detailed valuation methodologies provided to us by our pricing services.

On a quarterly basis, we measure expected credit losses on held-to-maturity debt securities on a collective basis by major security type and all of our held-to-maturity debt securities are residential mortgage-backed securities. Accrued interest receivable on held-to-maturity debt securities totaled $2.2 million and $1.8 million at December 31, 2021 and December 31, 2020, respectively, and is excluded from estimated credit losses. All of our residential mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
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

Accrued interest receivable on available-for-sale debt securities totaled $1.9 million at December 31, 2021 and December 31, 2020, and is excluded from the estimate of credit losses.

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

Loans are reported at amortized cost. Amortized cost is the principal balance outstanding, net of any deferred purchased premiums and discounts, deferred origination fees or costs and the allowance for credit losses. Accrued interest receivable totaled $21.3 million and $31.7 million at December 31, 2021 and December 31, 2020, respectively, and was reported in accrued interest receivable on the Consolidated Statements of Financial Position. Accrued interest receivable is excluded from the amortized cost basis of loans and from the estimate of allowance for credit losses. Interest income on loans is credited to income as earned. Interest earned on loans for which no payments were received during the month is accrued at month end.

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

A loan is considered to be a troubled debt restructuring loan (“TDR”) when the borrower is experiencing financial difficulties and the restructuring constitutes a concession. TDRs may include modifications of terms of loans, receipts of assets from borrowers in partial or full satisfaction of loans, or a combination thereof. A modified loan is determined to be a TDR based on the contractual terms as specified by the original loan agreement or the most recent modification. Once classified as a TDR, a loan is removed from

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
such classification under three circumstances: (1) the loan is paid off, (2) the loan is charged off, or (3) if, at the beginning of the current fiscal year, the loan has performed in accordance with the modified terms for a minimum of six consecutive months and at the time of modification the loan’s interest rate represented a then current market interest rate for a loan of similar risk.

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

We identify certain residential mortgage loans which will be sold prior to maturity, as loans held-for-sale. These loans are recorded at fair value less estimated cost to sell. At December 31, 2021 and 2020, there were $25.1 million and $58.8 million of residential mortgage loans classified as held-for-sale, respectively.

Acquired loans that are not considered purchased with credit deterioration (“PCD”) are initially measured at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

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

The allowance for credit losses is measured on a collective (“pool”) basis when similar risk characteristics exist. For the purpose of calculating portfolio-level reserves, we have grouped our loans into seven segments: residential mortgage loans, home

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
equity loans, vehicle loans, consumer loans, commercial real estate loans, commercial real estate owner-occupied and commercial loans. The allowance for credit losses is measured at the pool level utilizing loan-level inputs wherever possible. We use a twenty-four month forecasting period and revert to historical average loss rates thereafter. The reasonable and supportable forecast is based on a probability-weighted multiple economic scenario approach and obtained from a third party vendor. Reversion to the mean takes place over a twelve-month period. Our loss rate models utilize a linear reversion method. For our Probability of Default (“PD”)/Loss Given Default (“LDG”) models we revert the PD utilizing exponential reversion, which is an accelerated method, and the LGD utilizing a linear reversion method. Historical average loss rates are calculated using historical data beginning in 2009 through the current period. As part of the analysis as of December 31, 2021, we considered the most recent economic conditions and forecasts available which incorporated the impact of COVID-19.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
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

For off-balance-sheet credit exposures, we estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The liability for credit losses on off-balance-sheet credit exposures is adjusted through a provision for credit loss expense and is included within “other expenses”. We estimate the liability balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The estimate includes a consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Off-balance-sheet exposures that are not unconditionally cancellable have been identified for the mortgage, home equity, commercial real estate, and commercial loan portfolios.

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
December 31, 2021, 2020 and 2019
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

We conducted our annual impairment assessment as of June 30, 2021 by first performing a qualitative assessment of goodwill to determine if it was more likely than not that the fair value was less than the carrying value. In performing a qualitative analysis, factors considered include, but are not limited to, macroeconomic conditions, industry and market conditions and overall financial performance. The results of the qualitative assessment for 2021 indicated that it was not more likely than not that the fair value of the reporting unit was less than the carrying value. Consequently, no additional quantitative two-step impairment test was required and no impairment was recorded in 2021. Future events could cause us to conclude that goodwill has become impaired, which would result in recording an impairment loss. There were no changes in our operations that would cause us to update the assessment performed as of June 30, 2021 and 2020. Accordingly, we have determined that goodwill is not impaired as of December 31, 2021 and 2020.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
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

(o)     Pension Plans

We maintain multiple noncontributory defined benefit pension plans (“Pension Plan”) for substantially all of our employees.  The net periodic pension cost has been calculated using service cost, interest cost, expected returns on plan assets and net amortization. The other components of the net periodic benefit cost are included in other expense on the Consolidated Statement of Income and are reported separately from the service costs.

Pension expense and obligations depend on assumptions used in calculating such amounts. These assumptions include discount rates, anticipated salary increases, interest costs, expected return on plan assets, mortality rates, and other factors. In determining the projected benefit obligations for pension benefits at December 31, 2021 and 2020, we used a discount rate of 2.75% and 2.39%, respectively. We use the FTSE (previously Citigroup) Pension Liability Index rates matching the duration of our benefit payments as of the measurement date, December 31, to determine the discount rate.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
    (q)                                 Stock-Related Compensation

We determine the fair value of each option award, estimated on the grant date, using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model uses variables including expected volatilities, expected term, risk-free discount rate and annual rate of quarterly dividends. Expected volatilities are based on historical volatility of the Company’s stock. The expected terms are based upon actual exercise and forfeiture experience of previous option grants. The risk-free rate is based on yields on U.S. Treasury securities of a similar maturity to the expected term of the options. For options outstanding at December 31, 2021, the following assumptions were used to determine the option’s fair value: (1) annual rate of quarterly dividends ranging from 3.9% to 7.5% based on historical dividends and market prices; (2) expected volatility of 13.0% to 19.0% based on historical average monthly volatility; (3) risk-free discount rates ranging from 0.7% to 2.9%; and (4) expected lives of nine to ten years based on previous grants. During the year ended December 31, 2021, we awarded 621,972 stock options to employees and 72,000 stock options to directors. During the year ended December 31, 2020, we awarded 556,476 stock options to employees and 57,600 stock options to directors. The options granted in 2021 and 2020 vest over a five or seven-year period, depending on the date of the grant, with the first vesting occurring on the grant date. New shares are issued when options are exercised. Option awards are generally granted with an exercise price equal to the closing market price of the Company’s stock on the day before the grant date.

During the year ended December 31, 2021, we awarded 307,207 restricted shares to employees and 27,000 restricted shares to directors. During the year ended December 31, 2020, we awarded 261,091 restricted shares to employees and 21,600 restricted shares to directors. These common share awards vest over a five or seven-year period, depending on the date of the grant, with the first vesting occurring on the grant date. Once shares have vested, they are no longer restricted. Compensation expense, in the amount of the fair market value of the common stock at the date of the grant will be recognized pro rata over the periods in which the shares vest. While restricted, the recipients are entitled to all shareholder rights, except that the shares may not be sold, pledged, or otherwise disposed of and are required to be held in a trust. For additional information regarding grants of stock options and common shares, see Note 15.

Stock-based employee compensation expense related to common share awards of $4.1 million, $3.5 million and $5.7 million was included in income before income taxes during the years ended December 31, 2021, 2020 and 2019, respectively. The effect on net income for the years ended December 31, 2021, 2020 and 2019 was a reduction of $2.9 million, $2.5 million and $4.1 million, respectively. Total compensation expense for unvested stock options of $1.7 million has yet to be recognized as of December 31, 2021. The weighted average period over which this remaining stock option expense will be recognized is approximately 4.34 years.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
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

(2)     Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) - Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans”. This guidance removes and adds disclosure requirements for defined benefit pension or other post-retirement plans. On January 1, 2021, the Company adopted ASU 2018-14 on a retrospective basis for disclosures impacted. The adoption of this standard did not have a material effect on our results of operations or financial position. Refer to Note 15, “Employee Benefit Plans”.

    In December 2019, the FASB issued ASU 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes”. This guidance simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. On January 1, 2021, the Company adopted ASU 2019-12 on a prospective basis. The adoption of the standard did not have a material effect on our results of operations or financial position.

(3)    Leases

    At inception, the Company determines if an arrangement contains a lease and whether that lease meets the classification of a finance or operating lease. Operating lease right of use (“ROU”) assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments. ROU assets are further adjusted for lease incentives and initial direct costs.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
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

    Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost recognized within our Consolidated Statements of Income were as follows:

	For the years ended December 31,
	2021	2020
Operating lease costs (office operations)	$5,802	6,139
Variable lease costs (office operations)	662	680
Total operating lease costs	$6,464	6,819

    Amounts reported in the Consolidated Statements of Financial Condition were as follows:

	For the years ended December 31,
	2021	2020
Operating leases:
Operating lease ROU assets (other assets)	$54,887	48,329
Operating lease liabilities (other liabilities)	57,726	52,206

Other information related to leases were as follows:

	For the years ended December 31,
	2021	2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$6,143	6,204
ROU assets obtained in exchange for lease obligations	12,866	8,657
Weighted average remaining lease term	15.9 years	15.1 years
Weighted average discount rate	3.1%	3.4%

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
    Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.

    Maturities of lease liabilities by fiscal year for our operating leases are as follows:

As of December 31, 2021
2022	$6,080
2023	5,777
2024	5,039
2025	4,822
2026	4,734
Thereafter	48,471
Total lease payments	74,923
Less amount of lease payments representing interest	17,197
Total present value of lease payments	$57,726

Rental expense for the years ended December 31, 2021, 2020 and 2019 was $6.5 million, $6.8 million and $6.2 million, respectively.

(4)    Marketable Securities

Marketable securities available-for-sale at December 31, 2021 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year through five years	$20,000	—	(68)	19,932
Due after ten years	57,681	—	(1,722)	55,959

Debt issued by government sponsored enterprises:
Due in less than one year	177	—	—	177
Due in one year through five years	991	73	—	1,064
Due in five years through ten years	46,411	1	(1,568)	44,844

Municipal securities:
Due in less than one year	946	13	—	959
Due in one year through five years	1,261	22	(3)	1,280
Due in five years through ten years	23,692	661	(146)	24,207
Due after ten years	99,558	2,884	(187)	102,255

Residential mortgage-backed securities:
Fixed rate pass-through	265,604	2,389	(2,525)	265,468
Variable rate pass-through	11,306	294	(9)	11,591
Fixed rate agency CMOs	997,680	2,284	(18,965)	980,999
Variable rate agency CMOs	39,695	224	(62)	39,857
Total residential mortgage-backed securities	1,314,285	5,191	(21,561)	1,297,915
Total marketable securities available-for-sale	$1,565,002	8,845	(25,255)	1,548,592

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
Marketable securities held-to-maturity at December 31, 2021 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year through five years	$16,478	—	(206)	16,272
Due in five years through ten years	107,973	—	(4,613)	103,360

Residential mortgage-backed securities:
Fixed rate pass-through	183,092	58	(2,161)	180,989
Variable rate pass-through	667	24	—	691
Fixed rate agency CMOs	459,345	251	(10,011)	449,585
Variable rate agency CMOs	599	17	—	616
Total residential mortgage-backed securities	643,703	350	(12,172)	631,881
Total marketable securities held-to-maturity	$768,154	350	(16,991)	751,513

    Marketable securities available-for-sale at December 31, 2020 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after ten year	$40,761	211	(55)	40,917

Debt issued by government-sponsored enterprises:
Due in less than one year	24,976	159	—	25,135
Due in one year through five years	238	3	—	241
Due in five years through ten years	68,973	238	(80)	69,131

Municipal securities:
Due in less than one year	4,008	14	—	4,022
Due in one year through five years	2,803	63	(2)	2,864
Due in five years through ten years	16,045	429	(5)	16,469
Due after ten years	89,778	3,752	(72)	93,458

Residential mortgage-backed securities:
Fixed rate pass-through	339,406	7,125	(86)	346,445
Variable rate pass-through	14,778	431	(20)	15,189
Fixed rate agency CMOs	723,586	11,758	(1,093)	734,251
Variable rate agency CMOs	50,333	519	(33)	50,819
Total residential mortgage-backed securities	1,128,103	19,833	(1,232)	1,146,704
Total marketable securities available-for-sale	$1,375,685	24,702	(1,446)	1,398,941

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
Marketable securities held-to-maturity at December 31, 2020 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after five years through ten years	$67,990	12	(123)	67,879

Residential mortgage-backed securities:
Fixed rate pass-through	1,723	131	—	1,854
Variable rate pass-through	919	30	—	949
Fixed rate agency CMOs	107,651	716	(2)	108,365
Variable rate agency CMOs	604	15	—	619
Total residential mortgage-backed securities	110,897	892	(2)	111,787
Total marketable securities held-to-maturity	$178,887	904	(125)	179,666

The following table shows the contractual maturity of our residential mortgage-backed securities available-for-sale at December 31, 2021:

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due in less than one year	$490	491
Due in one year through five years	14,013	14,126
Due after five years through ten years	89,594	89,948
Due after ten years	1,210,188	1,193,350
Total residential mortgage-backed securities	$1,314,285	1,297,915

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table shows the contractual maturity of our residential mortgage-backed securities held-to-maturity at December 31, 2021:

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due in one year through five years	$792	833
Due after five years through ten years	40,494	38,817
Due after ten years	602,417	592,231
Total residential mortgage-backed securities	$643,703	631,881

The following table presents information regarding the issuers and the carrying values of our mortgage-backed securities at December 31, 2021 and 2020:

	December 31,
	2021	2020
Residential mortgage-backed securities:
FNMA	$704,070	532,532
GNMA	577,684	367,354
FHLMC	659,433	357,249
Other (including non-agency)	431	466
Total residential mortgage-backed securities	$1,941,618	1,257,601

Marketable securities having a carrying value of $227.5 million at December 31, 2021 were pledged under collateral agreements. During the year ended December 31, 2021, we sold marketable securities classified as available-for-sale for $59.6 million, with gross realized gains of $410,000 and gross realized losses of $396,000. During the year ended December 31, 2020, we sold marketable securities classified as available-for-sale for $1.1 million, with gross realized gains of $64,000 and no gross realized losses. During the year ended December 31, 2019, we sold marketable securities classified as available-for-sale for $32.4 million, with gross realized gains of $29,000 and no gross realized losses. During the years ended December 31, 2021 and 2020, we did not recognize allowance for credit losses in our investment portfolio and during the year ended December 31, 2019, we did not recognize non-cash credit related other-than-temporary-impairment in our investment portfolio.

The following table shows the fair value and gross unrealized losses on investment securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2021:

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$132,782	(3,504)	106,160	(4,673)	238,942	(8,177)
Municipal securities	25,118	(336)	—	—	25,118	(336)
Residential mortgage-backed securities	1,428,582	(26,516)	184,389	(7,217)	1,612,971	(33,733)
Total temporarily impaired securities	$1,586,482	(30,356)	290,549	(11,890)	1,877,031	(42,246)

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of December 31, 2021, which were comprised of 245 individual securities, represents a credit loss impairment. All of these securities were issued by U.S. government agencies or U.S. government-sponsored agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. The Company does not have the intent to sell these investment securities and it is likely that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company’s held-to-maturity securities are issued by U.S. government-sponsored agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2021.

The following table presents the credit quality for our held-to-maturity securities, based on the latest information available as of December 31, 2021. The credit ratings are sourced from nationally recognized rating agencies, including Moody’s and S&P, or when credit ratings cannot be sourced from the agencies, they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of December 31, 2021.

	AA+	Total
Held-to-maturity securities:
Debt issued by the U.S. government-sponsored agencies	$124,451	124,451
Residential mortgage-backed securities	643,703	643,703
Total marketable securities held-to-maturity	$768,154	768,154

(5)    Loans Receivable

On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments” using the modified retrospective transition approach. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required ASC 326 disclosures for periods before the date of adoption (i.e., January 1, 2020).

The following table shows a summary of our loans receivable at amortized cost basis at December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021			December 31, 2020
	Originated	Acquired	Total	Originated	Acquired	Total
Personal Banking:
Residential mortgage loans (1)	$2,783,459	211,161	2,994,620	2,753,593	314,528	3,068,121
Home equity loans	1,107,202	212,729	1,319,931	1,175,703	292,033	1,467,736
Vehicle loans	1,384,246	99,985	1,484,231	995,040	157,633	1,152,673
Consumer loans	307,961	46,556	354,517	288,066	67,254	355,320
Total Personal Banking	5,582,868	570,431	6,153,299	5,212,402	831,448	6,043,850

Commercial Banking:
Commercial real estate loans	2,202,027	423,454	2,625,481	2,223,108	624,873	2,847,981
Commercial real estate loans - owner occupied	321,253	68,750	390,003	344,016	153,892	497,908
Commercial loans	765,877	81,732	847,609	1,019,482	171,628	1,191,110
Total Commercial Banking	3,289,157	573,936	3,863,093	3,586,606	950,393	4,536,999
Total loans receivable, gross	8,872,025	1,144,367	10,016,392	8,799,008	1,781,841	10,580,849

Allowance for credit losses	(86,750)	(15,491)	(102,241)	(102,874)	(31,553)	(134,427)
Total loans receivable, net (2)	$8,785,275	1,128,876	9,914,151	8,696,134	1,750,288	10,446,422
(1)Includes $25.1 million and $58.8 million of loans held-for-sale at December 31, 2021 and December 31, 2020, respectively.
(2)Includes $62.8 million and $40.9 million of net unearned income, unamortized premiums and discounts and deferred fees and costs at December 31, 2021 and December 31, 2020, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)

As of December 31, 2021, 2020, and 2019, we serviced loans for others approximating $1.622 billion, $1.516 billion, and $793.1 million, respectively. These loans serviced for others are not our assets and are not included in our financial statements.

As of December 31, 2021 and 2020, approximately 41% and 42%, respectively, of our loan portfolio was secured by properties located in Pennsylvania. We do not believe we have significant concentrations of credit risk to any one group of borrowers given our underwriting and collateral requirements.

Loans receivable as of December 31, 2021 and 2020 include $3.277 billion and $3.690 billion, respectively, of adjustable rate loans and $6.739 billion and $6.840 billion, respectively, of fixed rate loans.

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the year ended December 31, 2021 (in thousands):

	Balance as of December 31, 2021	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2020
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$7,373	2,844	(3,672)	935	7,266
Home equity loans	5,300	1,788	(3,380)	900	5,992
Vehicle loans	15,483	2,754	(4,632)	2,536	14,825
Consumer loans	2,884	3,070	(5,417)	2,360	2,871
Total Personal Banking	31,040	10,456	(17,101)	6,731	30,954

Commercial Banking:
Commercial real estate loans	54,141	(15,496)	(11,933)	2,189	79,381
Commercial real estate loans - owner occupied	3,883	(5,852)	(890)	107	10,518
Commercial loans	13,177	(991)	(4,213)	4,807	13,574
Total Commercial Banking	71,201	(22,339)	(17,036)	7,103	103,473
Total	$102,241	(11,883)	(34,137)	13,834	134,427

Allowance for Credit Losses - off-balance-sheet exposure
Personal Banking:
Residential mortgage loans	$2	—	—	—	2
Home equity loans	39	4	—	—	35
Total Personal Banking	41	4	—	—	37

Commercial Banking:
Commercial real estate loans	881	(2,568)	—	—	3,449
Commercial real estate loans - owner occupied	142	(184)	—	—	326
Commercial loans	1,394	(1,157)	—	—	2,551
Total Commercial Banking	2,417	(3,909)	—	—	6,326
Total off-balance-sheet exposure	$2,458	(3,905)	—	—	6,363

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
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
December 31, 2021, 2020 and 2019
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
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
    The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2021 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans (1)	Loans 90 days past due and accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$2,994,620	7,373	10,402	—	6,749	1,442	—
Home equity loans	1,319,931	5,300	5,758	—	1,781	718	—
Vehicle loans	1,484,231	15,483	3,263	—	—	—	—
Consumer loans	354,517	2,884	675	331	—	—	—
Total Personal Banking	6,153,299	31,040	20,098	331	8,530	2,160	—

Commercial Banking:
Commercial real estate loans	2,625,481	54,141	129,666	—	17,025	2,024	400
Commercial real estate loans - owner occupied	390,003	3,883	1,233	—	159	24	—
Commercial loans	847,609	13,177	7,474	—	4,574	609	60
Total Commercial Banking	3,863,093	71,201	138,373	—	21,758	2,657	460

Total	$10,016,392	102,241	158,471	331	30,288	4,817	460
(1)Includes $17.2 million of nonaccrual TDRs.

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
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the year ended December 31, 2021 (in thousands):

	Nonaccrual loans at January 1, 2021	December 31, 2021
		Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total Nonaccrual loans at the end of the period	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$15,924	10,402	—	10,402	—
Home equity loans	9,123	5,551	207	5,758	—
Vehicle loans	5,533	3,251	12	3,263	—
Consumer loans	1,031	674	1	675	331
Total Personal Banking	31,611	19,878	220	20,098	331

Commercial Banking:
Commercial real estate loans	44,092	65,529	64,137	129,666	—
Commercial real estate loans - owner occupied	3,642	1,233	—	1,233	—
Commercial loans	23,487	3,941	3,533	7,474	—
Total Commercial Banking	71,221	70,703	67,670	138,373	—

Total	$102,832	90,581	67,890	158,471	331

During the year ended December 31, 2021, we recognized $803,000 of interest income on nonaccrual and troubled debt restructuring loans.

The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the year ended December 31, 2020, (in thousands):

	Nonaccrual loans at January 1, 2020	December 31, 2020
		Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total Nonaccrual loans at the end of the period	Loans 90 days past and accruing
Personal Banking:
Residential mortgage loans	$14,476	15,924	—	15,924	—
Home equity loans	6,745	8,871	252	9,123	—
Vehicle loans	3,147	5,377	156	5,533	1
Consumer loans	1,079	1,030	1	1,031	584
Total Personal Banking	25,447	31,202	409	31,611	585

Commercial Banking:
Commercial real estate loans	18,832	27,079	17,013	44,092	—
Commercial real estate loans - owner occupied	16,032	3,642	—	3,642	—
Commercial loans	8,559	18,069	5,418	23,487	—
Total Commercial Banking	43,423	48,790	22,431	71,221	—

Total	$68,870	79,992	22,840	102,832	585

During the year ended December 31, 2020, we recognized $842,000 of interest income on nonaccrual and troubled debt restructuring loans.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2021 (in thousands):

	Real estate	Equipment	Other	Total
Personal Banking:
Residential mortgage loans	$580	—	—	580
Home equity loans	99	—	—	99
Total Personal Banking	679	—	—	679

Commercial Banking:
Commercial real estate loans	119,825	1,705	—	121,530
Commercial loans	3,973	1,926	—	5,899
Total Commercial Banking	123,798	3,631	—	127,429

Total	$124,477	3,631	—	128,108

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2020 (in thousands):

	Real estate	Equipment	Other	Total
Personal Banking:
Residential mortgage loans	$1,269	—	—	1,269
Home equity loans	99	—	—	99
Total Personal Banking	1,368	—	—	1,368

Commercial Banking:
Commercial real estate loans	79,392	1,997	1,703	83,092
Commercial loans	3,313	197	11,069	14,579
Total Commercial Banking	82,705	2,194	12,772	97,671

Total	$84,073	2,194	12,772	99,039

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table provides a roll forward of troubled debt restructurings for the periods indicated (dollars in thousands):

	For the years ended December 31,
	2021		2020
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	170	$32,135	176	$31,999
New TDRs	9	7,253	14	1,497
Re-modified TDRs	9	7,370	5	9,693
Net paydowns	—	(3,420)	—	(9,806)
Charge-offs:
Residential mortgage loans	—	—	—	—
Home equity loans	1	(29)	1	(10)
Vehicle loans	—	—	—	—
Commercial real estate loans	2	(53)	—	—
Commercial real estate loans - owner occupied	1	(105)	—	—
Commercial loans	6	(170)	—	—
Paid-off loans:
Residential mortgage loans	10	(1,216)	2	(330)
Home equity loans	6	(147)	5	(44)
Vehicle loans	—	—	—	—
Commercial real estate loans	11	(3,064)	3	(321)
Commercial real estate loans - owner occupied	3	(198)	2	(324)
Commercial loans	5	(698)	7	(219)
Ending TDR balance:	134	$30,288	170	$32,135
Accruing TDRs		$13,072		$21,431
Nonaccrual TDRs		17,216		10,704

The following tables provide information related to TDRs (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (in thousands):

	For the year ended December 31, 2021
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Personal Banking:
Residential mortgage loans	1	$125	114	15
Home equity loans	3	155	34	34
Total Personal Banking	4	280	148	49

Commercial Banking:
Commercial real estate loans	8	12,006	10,572	1,453
Commercial loans	6	4,147	3,903	451
Total Commercial Banking	14	16,153	14,475	1,904

Total	18	$16,433	14,623	1,953

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table provides information as of December 31, 2021 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the year ended December 31, 2021 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$114	—	—	—	114
Home equity loans	3	—	30	4	—	34
Total Personal Banking	4	114	30	4	—	148

Commercial Banking:
Commercial real estate loans	8	2,077	—	8,424	71	10,572
Commercial loans	6	171	—	3,732	—	3,903
Total Commercial Banking	14	2,248	—	12,156	71	14,475

Total	18	$2,362	30	12,160	71	14,623

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
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

The following table provides information related to re-modified trouble debt restructurings by portfolio segment and class of financing receivable for modifications during the year ended December 31, 2021 (in thousands):

		Type of re-modification
	Number of re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$114	—	—	—	114
Home equity loans	1	—	—	—	—	—
Total Personal Banking	2	114	—	—	—	114

Commercial Banking:
Commercial real estate loans	7	2,077	—	5,108	71	7,256
Total Commercial Banking	7	2,077	—	5,108	71	7,256

Total	9	$2,191	—	5,108	71	7,370

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table provides information related to re-modified trouble debt restructurings by portfolio segment and class of financing receivable for modifications during the year ended December 31, 2020 (in thousands):

		Type of re-modification
	Number of re-modified TDRs	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	—	$—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Total Personal Banking	—	—	—	—	—	—

Commercial Banking:
Commercial real estate loans	3	—	—	6,652	—	6,652
Commercial real estate loans - owner occupied	1			48		48
Commercial loans	1	—	—	—	80	80
Total Commercial Banking	5	—	—	6,700	80	6,780

Total	5	$—	—	6,700	80	6,780

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table provides information related to troubled debt restructurings modified within the previous twelve months of December 31, 2021 that subsequently defaulted:

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Commercial Banking:
Commercial real estate loans	1	$4,167	3,823	—
Total Commercial Banking	1	4,167	3,823	—

Total	1	$4,167	3,823	—

No TDRs modified within the previous twelve months of December 31, 2020 or December 31, 2019 subsequently defaulted.

The following table provides information related to the amortized cost basis of loan payment delinquencies at December 31, 2021 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$20,567	5,433	7,641	33,641	2,960,979	2,994,620	—
Home equity loans	3,153	949	4,262	8,364	1,311,567	1,319,931	—
Vehicle loans	5,331	1,487	1,635	8,453	1,475,778	1,484,231	—
Consumer loans	1,205	519	765	2,489	352,028	354,517	331
Total Personal Banking	30,256	8,388	14,303	52,947	6,100,352	6,153,299	331

Commercial Banking:
Commercial real estate loans	16,938	699	23,489	41,126	2,584,355	2,625,481	—
Commercial real estate loans - owner occupied	127	70	574	771	389,232	390,003	—
Commercial loans	193	727	1,105	2,025	845,584	847,609	—
Total Commercial Banking	17,258	1,496	25,168	43,922	3,819,171	3,863,093	—
Total loans	$47,514	9,884	39,471	96,869	9,919,523	10,016,392	331

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table provides information related to the amortized cost basis loan payment delinquencies at December 31, 2020 (in thousands):

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
December 31, 2021, 2020 and 2019
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

Substandard — Loans classified as substandard are homogeneous loans that are greater than 90 days past due from the required payment date at month-end, loans classified as TDRs, or homogenous retail loans that are greater than 180 days past due from the requirement payment date at month-end that has been written down to the value of underlying collateral, less costs to sell.

Doubtful — Loans classified as doubtful are homogeneous loans that are greater than 180 days past due from the required payment date at month-end and not written down to the value of underlying collateral. These loans are generally charged-off in the month in which the 180 day period elapses.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
Based on the most recent analysis performed, the amortized cost basis by risk category of loans by class of loans by origination year is as follows as of December 31, 2021 (in thousands):

	2021	2020	2019	2018	2017	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$644,862	602,429	304,275	156,639	171,240	1,098,635	—	—	2,978,080
Substandard	138	489	377	538	882	14,116	—	—	16,540
Total residential mortgage loans	645,000	602,918	304,652	157,177	172,122	1,112,751	—	—	2,994,620
Home equity loans
Pass	150,847	210,224	138,661	65,011	61,692	209,959	435,660	40,766	1,312,820
Substandard	—	—	441	60	455	3,820	1,275	1,060	7,111
Total home equity loans	150,847	210,224	139,102	65,071	62,147	213,779	436,935	41,826	1,319,931
Vehicle loans
Pass	801,084	292,804	205,653	119,304	34,546	27,576	—	—	1,480,967
Substandard	387	365	1,141	745	379	247	—	—	3,264
Total vehicle loans	801,471	293,169	206,794	120,049	34,925	27,823	—	—	1,484,231
Consumer loans
Pass	117,856	81,266	47,195	20,595	9,794	12,202	63,025	1,578	353,511
Substandard	213	161	105	64	26	50	357	30	1,006
Total consumer loans	118,069	81,427	47,300	20,659	9,820	12,252	63,382	1,608	354,517
Total Personal Banking	1,715,387	1,187,738	697,848	362,956	279,014	1,366,605	500,317	43,434	6,153,299
Business Banking:
Commercial real estate loans
Pass	306,689	433,219	335,541	263,524	221,450	683,537	26,288	10,179	2,280,427
Special Mention	803	1,808	52,513	3,296	1,394	8,529	729	23	69,095
Substandard	—	34,153	44,712	46,045	56,077	89,311	492	5,169	275,959
Total commercial real estate loans	307,492	469,180	432,766	312,865	278,921	781,377	27,509	15,371	2,625,481
Commercial real estate loans - owner occupied
Pass	69,084	19,452	51,997	60,824	57,676	94,687	2,822	2,707	359,249
Special Mention	—	—	—	769	1,959	1,444	856	—	5,028
Substandard	—	—	3,575	2,887	7,840	10,602	—	822	25,726
Total commercial real estate loans - owner occupied	69,084	19,452	55,572	64,480	67,475	106,733	3,678	3,529	390,003
Commercial loans
Pass	224,367	110,171	73,276	27,668	20,748	76,987	262,805	12,301	808,323
Special Mention	197	661	812	1,195	50	581	2,234	—	5,730
Substandard	329	4,767	5,102	4,437	1,529	2,116	6,667	8,609	33,556
Total commercial loans	224,893	115,599	79,190	33,300	22,327	79,684	271,706	20,910	847,609
Total Business Banking	601,469	604,231	567,528	410,645	368,723	967,794	302,893	39,810	3,863,093

Total loans	$2,316,856	1,791,969	1,265,376	773,601	647,737	2,334,399	803,210	83,244	10,016,392
    For the year ended December 31, 2021, $27.3 million of revolving loans were converted to term loans.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
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
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
Our exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. We use the same credit policies in making commitments for off- balance-sheet financial instruments as we do for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of December 31, 2021 and 2020 are presented in the following table:

	Years ended December 31,
	2021	2020
Loans commitments	$355,682	251,145
Undisbursed lines of credit	1,054,184	1,044,824
Standby letters of credit	45,521	45,137
Total	$1,455,387	1,341,106

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

Outstanding loan commitments at December 31, 2021 for fixed rate loans were $185.3 million. The interest rates on these commitments approximate market rates at December 31, 2021. Outstanding loan commitments at December 31, 2021 for adjustable rate loans were $150.3 million. The fair values of these commitments are affected by fluctuations in market rates of interest.

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. As of December 31, 2021, the maximum potential amount of future payments we could be required to make under these standby letters of credit is $45.5 million, of which $35.8 million is fully collateralized. A liability (which represents deferred income) of $500,000 and $493,000 has been recognized for the obligations as of December 31, 2021 and 2020, respectively, and there are no recourse provisions that would enable us to recover any amounts from third parties.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table shows changes in MSRs as of and for the years ended December 31, 2021 and 2020:

	Servicing rights	Valuation allowance	Net carrying value and fair value
Balance at December 31, 2019	$1,848	(1)	1,847
Additions	9,549	(491)	9,058
Amortization	(2,740)	—	(2,740)
Balance at December 31, 2020	8,657	(492)	8,165
Additions	4,604	481	5,085
Amortization	(3,095)	—	(3,095)
Balance at December 31, 2021	$10,166	(11)	10,155

(6)    Accrued Interest Receivable

Accrued interest receivable as of December 31, 2021 and 2020 is presented in the following table:

	December 31,
	2021	2020
Investment securities	$1,591	1,660
FHLB dividends	89	197
Mortgage-backed securities	2,589	2,031
Loans receivable	21,330	31,666
	$25,599	35,554

(7)    FHLB Stock

Northwest Bank is a member of the FHLB of Pittsburgh and FHLB of Indianapolis. As a member of the FHLB of Pittsburgh, we are required to maintain an investment in the capital stock of the FHLB of Pittsburgh in accordance with their 2015 Capital Plan, at cost, in two subclasses based on the following ranges: Membership stock purchase (Subclass B-1) ranging from 0.05% to 1.0% of the member asset value as defined by the FHLB, currently at 0.10%; and Activity-based stock purchase (Subclass B-2) ranging from 2.0% to 6.0% of outstanding advances, currently at 4.0%; 0.0% to 6.0% of acquired member assets, currently at 4.0%; 0.0% to 4.0% of certain letters of credit, currently at 0.75%; and 0.0% to 6.0% of outstanding advance commitments settling more than 30 days after trade, currently at 0.0%.

As a member of the FHLB of Indianapolis, we are required to maintain an investment in the capital stock of the FHLB of Indianapolis in accordance with their capital plan that became effective on September 26, 2020. This plan requires the Company to invest in two subclasses based on the following ranges: Membership stock requirements (B-1 stock) ranging from 0.01% to 0.50% of the member asset value as defined by the FHLB, currently at 0.10%; and Activity-based stock requirements (B-2 stock) ranging from 1.0% to 6.0% of advances, currently at 4.5%; 1.0% to 6.0% for lines of credit, currently at 4.5%; 0.10% to 6.0% for letters of credit, currently at 0.10%; 1.0% to 6.0% of derivative contracts, currently at 4.5%; 0.0% to 6.0% for the mandatory Mortgage Purchase Program (“MPP”), currently at 0.0%; 0.0% to 6.0% for the optional MPP, currently at 4.5%; and 1.0% to 6.0% for Community Investment Program (“CIP”) advances, currently at 4.5%.

Our investment in the capital stock of the FHLB of Pittsburgh at December 31, 2021 and December 31, 2020 was $10.4 million and $8.6 million, respectively. In addition, our investment of capital stock of the FHLB of Indianapolis at December 31, 2021 was $3.8 million and $13.1 million at December 31, 2020. We received dividends on capital stock during the years ended December 31, 2021 and 2020 of $407,000 and $981,000, respectively. Future dividends may be established at different rates for the two subclasses of capital stock.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
(8)    Premises and Equipment

Premises and equipment at December 31, 2021 and 2020 are summarized by major classification in the following table:

	December 31,
	2021	2020
Land and land improvements	$25,449	26,878
Office buildings and improvements	152,654	154,439
Furniture, fixtures and equipment	138,242	134,821
Leasehold improvements	20,288	18,845
Total, at cost	336,633	334,983
Less accumulated depreciation and amortization	(180,109)	(173,445)
Premises and equipment, net	$156,524	161,538

Depreciation and amortization expense for the years ended December 31, 2021, 2020 and 2019 was $12.1 million, $11.9 million and $11.7 million, respectively.

(9)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Amortizable intangible assets:
Core deposit intangibles - gross	$74,899	71,182
Acquisitions	—	3,717
Less: accumulated amortization	(62,158)	(56,896)
Core deposit intangibles - net	$12,741	18,003
Customer and Contract intangible assets - gross	$12,775	12,775
Customer list intangible assets disposed of due to sale of insurance business	(1,547)	—
Less: accumulated amortization	(11,133)	(10,842)
Customer and Contract intangible assets - net	95	1,933
Total intangible assets - net	$12,836	19,936

The following information shows the actual aggregate amortization expense for the years ended December 31, 2021, 2020 and 2019 as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for each of the five succeeding fiscal years:

For the year ended December 31, 2019	$6,543
For the year ended December 31, 2020	6,856
For the year ended December 31, 2021	5,553
For the year ending December 31, 2022	4,277
For the year ending December 31, 2023	3,270
For the year ending December 31, 2024	2,452
For the year ending December 31, 2025	1,662
For the year ending December 31, 2026	871

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table provides information for the changes in the carrying amount of goodwill:

Total
Balance at December 31, 2019	$346,103
Goodwill acquired	36,176
Balance at December 31, 2020	382,279
Purchase accounting adjustment	77
Goodwill disposed of due to sale of insurance business	(1,359)
Balance at December 31, 2021	$380,997

We have determined that goodwill is not impaired as of December 31, 2021 and 2020. There were no events or changes in circumstances that would cause us to update that goodwill impairment test as of June 30, 2021 and 2020.

(10)    Deposits

Deposit balances at December 31, 2021 and 2020 are shown in the table below:

	December 31,
	2021	2020
Noninterest-bearing demand deposits	$3,099,526	2,716,224
Interest-bearing demand deposits	2,940,442	2,755,950
Money market deposit accounts	2,629,882	2,437,539
Savings deposits	2,303,760	2,047,424
Time deposits	1,327,555	1,642,096
Total deposits	$12,301,165	11,599,233

The aggregate amount of time deposits with a minimum denomination of $100,000 at December 31, 2021 and 2020 was $439.5 million and $578.5 million, respectively.

Generally, deposits in excess of $250,000 are not federally insured. At December 31, 2021 and 2020, we had $4.194 billion and $3.744 billion of deposits in accounts exceeding $250,000, respectively.

The following table summarizes the contractual maturity of time deposits at December 31, 2021 and 2020:

	December 31,
	2021	2020
Due within 12 months	$890,101	990,769
Due between 12 and 24 months	288,284	380,466
Due between 24 and 36 months	80,251	164,583
Due between 36 and 48 months	33,843	64,700
Due between 48 and 60 months	29,692	36,098
After 60 months	5,384	5,480
Total time deposits	$1,327,555	1,642,096

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table summarizes the interest expense incurred on the respective deposits for the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
	2021	2020	2019
Interest-bearing demand deposits	$1,660	3,358	6,012
Money market deposit accounts	2,597	7,021	13,010
Savings deposits	2,413	2,614	3,115
Time deposits	12,452	22,903	27,079
Total interest expense on deposits	$19,122	35,896	49,216

(11)                         Borrowed Funds

     (a)                                 Borrowings

    Borrowed funds at December 31, 2021 and 2020 are presented in the following table:

	December 31,
	2021		2020
	Amount	Average rate	Amount	Average rate
Term notes payable to the FHLB:
Payable to the FHLB of Indianapolis acquired from MutualBank	$—	—%	$22,054	1.92%
Total term notes payable to the FHLB	—		22,054
Collateralized borrowings, due within one year	139,093	0.19%	137,661	0.19%
Total borrowed funds	$139,093		$159,715

Borrowings from the Federal Home Loan Banks (“FHLB”) of Pittsburgh and Indianapolis, if any, are secured by our residential first mortgage and other qualifying loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment. During the year ended December 31, 2021, $22.0 million of term notes payable to the FHLB of Indianapolis matured.

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250.0 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. The revolving line of credit had no balance as of December 31, 2021 and December 31, 2020.

At December 31, 2021 and December 31, 2020, collateralized borrowings due within one year were $139.1 million and $137.7 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB. The market value of these securities exceeds the value of the collateralized borrowings. The average amount of collateralized borrowings outstanding in the years ended December 31, 2021, 2020 and 2019 was $132.1 million, $122.8 million and $91.1 million, respectively. The maximum amount of collateralized borrowings outstanding during the years ended December 31, 2021, 2020 and 2019 was $139.6 million, $150.6 million and $101.1 million, respectively.

On September 9, 2020, the Company issued $125.0 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month SOFR plus 3.89% payable quarterly in arrears commencing on December 15, 2025. The subordinated debt issuance costs of approximately $1.8 million are being amortized over five years on a straight-line basis into interest expense. At December 31, 2021 and December 31, 2020, subordinated debentures, net of issuance costs, were $123.6 million and $123.3 million, respectively.

    (b)                                 Trust Preferred Securities

The Company has seven statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust, LNB Trust II, a Delaware statutory business trust, Union National Capital Trust I (“UNCT I”), a Delaware statutory business trust, Union National Capital Trust II (“UNCT II”), a Delaware statutory business trust, MFBC Statutory Trust I, a Delaware statutory trust, and Universal Preferred Trust, a Delaware statutory trust (the “Trusts”). The Trusts exist solely to issue preferred securities to third parties for cash, issue common securities to

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
the Company in exchange for capitalization of the Trusts, invest the proceeds from the sale of trust securities in an equivalent amount of debentures of the Company, and engage in other activities that are incidental to those previously listed.

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

The following table sets forth a summary of the cumulative trust preferred securities and the junior subordinated debt held by the Trust as of December 31, 2021 and 2020.

	Maturity date	Interest rate	Capital debt securities	December 31,
				2021	2020
Northwest Bancorp Capital Trust III	December 30, 2035	3-month LIBOR plus 1.38%	$50,000	51,547	51,547
Northwest Bancorp Statutory Trust IV	December 15, 2035	3-month LIBOR plus 1.38%	50,000	51,547	51,547
LNB Trust II	June 15, 2037	3-month LIBOR plus 1.48%	7,875	8,119	8,119
Union National Capital Trust I (1)	January 23, 2034	3-month LIBOR plus 2.85%	8,000	7,950	7,925
Union National Capital Trust II (1)	November 23, 2034	3-month LIBOR plus 2.00%	3,000	2,741	2,714
MFBC Statutory Trust I (1)	September 15, 2035	3-month LIBOR plus 1.70%	5,000	3,580	3,476
Universal Preferred Trust (1)	October 7, 2035	3-month LIBOR plus 1.69%	5,000	3,570	3,466
Total			$128,875	129,054	128,794
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
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
(12)                          Income Taxes

Total income tax was allocated for the years ended December 31, 2021, 2020 and 2019 as follows:

	Years ended December 31,
	2021	2020	2019
Income tax expense	$46,801	17,672	30,679
Shareholders’ equity for unrealized gain/(loss) on securities available-for-sale	(10,425)	5,061	3,992
Shareholders’ equity for pension adjustment	9,659	(3,774)	(2,859)
Unallocated income tax	$46,035	18,959	31,812

Income tax expense applicable to income before taxes consists of:

	Years ended December 31,
	2021	2020	2019
Current	$34,487	25,756	27,903
Deferred	12,314	(8,084)	2,776
Total income tax expense	$46,801	17,672	30,679

A reconciliation of the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income for the years ended December 31, 2021, 2020 and 2019, is as follows:

	Years ended December 31,
	2021	2020	2019
Expected tax rate	21.0%	21.0%	21.0%
Tax-exempt interest income	(0.9)%	(1.7)%	(0.8)%
State income tax, net of federal benefit	4.5%	2.2%	3.7%
Bank-owned life insurance	(0.6)%	(1.1)%	(0.6)%
Stock-based compensation	(0.1)%	0.2%	(0.6)%
Dividends on stock plans	(0.4)%	(0.9)%	(0.6)%
Low income housing and historic tax credits	(0.2)%	(0.9)%	(0.5)%
Other	—%	0.3%	0.1%
Effective tax rate	23.3%	19.1%	21.7%

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented below:

	December 31,
	2021	2020
Deferred tax assets:
Deferred compensation expense	$4,230	4,272
Bad debts	23,273	30,418
Other reserves	1,333	2,358
Accrued post-retirement benefit cost	900	778
Stock benefit plans	623	820
Pension and post-retirement benefits	9,747	19,405
Unrealized loss on the fair value of securities available-for-sale	4,093	—
Deferred income	341	540
Lease liability	12,958	11,713
Purchase accounting	432	412
Net operating loss	2,140	2,800
Other	922	1,338
Total deferred tax assets	60,992	74,854
Deferred tax liabilities:
Pension expense	6,993	6,198
Intangible assets	16,543	15,419
Mortgage servicing rights	2,278	1,831
Fixed assets	5,287	4,740
Net deferred loan costs	2,338	1,548
Right of use asset	12,322	10,844
Unrealized gain on fair value of securities available-for-sale	—	6,332
Interest rate derivatives	341	1,268
Other	2,503	2,670
Total deferred tax liabilities	48,605	50,850
Net deferred tax asset	$12,387	24,004

    We have $4.3 million of federal net operating loss carryovers subject to the annual limitation under Internal Revenue Code Section 382 at December 31, 2021. The carryovers begin to expire in 2029 and are expected to be fully realized. We have $38.1 million of Indiana net operating loss carryovers subject to annual limitation as Indiana conforms to the Internal Revenue Code Section 382 at December 31, 2021. The carryovers begin to expire in 2025. Due to limitation, we do not expect to realize $7.6 million of the Indiana net operating loss carryover. This is netted against the net operating loss deferred tax asset in the preceding table.

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

We utilize a comprehensive approach to recognize, measure, present and disclose in our financial statements uncertain tax positions that the company has taken or expects to take on a tax return. We recognize interest accrued and penalties (if any) related to unrecognized tax benefits in income tax expense. The accrual for interest and penalties was not material for all years presented.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table presents changes in unrecognized tax benefits at December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019
Unrecognized tax benefits:
Balance, beginning of year	$331	—	—
Increases related to prior year tax positions	37	336	—
Decreases related to prior year tax positions	(173)	(5)	—
Increases related to current year tax positions	46	—	—
Settlements	—	—	—
Lapse of statute	—	—	—
Balance, end of year	$241	$331	—

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes. We do not expect any significant changes in unrecognized tax benefits during the next twelve months.

We are subject to routine audits of our tax returns by the Internal Revenue Service as well as all states in which we conduct business. We are subject to audit by the Internal Revenue Service for the tax periods ended after December 31, 2017 and generally subject to audit by any state in which we conduct business for the tax periods ended after December 31, 2017. We are under audit by the state of New York for tax years 2016 through 2018. We do not expect any material adjustments from this audit. No findings have been issued at this time.

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

In tax years prior to fiscal 1997, Northwest was permitted, under the Internal Revenue Code (“IRC”), to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at December 31, 2021 and 2020 include approximately $39.1 million representing such bad debt deductions for which no deferred income taxes have been provided.

(14)    Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. During the year ended December 31, 2021, 2,146,897 stock options were not included in the computation of diluted earnings per share because the stock options’ exercise price was more than the average market price of the common shares of $13.80. During the year ended December 31, 2020, 4,677,841 stock options were not included in the computation of diluted earnings per share because the stock options’ exercise price was more than the average market price of the common shares of $11.54. During the year ended December 31, 2019, all stock options outstanding were included in the computation of diluted earnings per share because the stock options’ exercise price was less than the average market price of the common shares of $17.07.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
    The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019.

	Years ended December 31,
	2021	2020	2019
Net income	$154,323	74,854	110,432
Less: Dividends and undistributed earnings allocated to participating securities	1,010	—	—
Net income available to common shareholders	$153,313	74,854	110,432

Weighted average common shares outstanding (1)	126,181,586	120,244,474	104,878,774
Add: Participating shares outstanding	828,251	—	960,375
Total weighted average common shares and dilutive potential shares (1)	127,009,837	120,244,474	105,839,149

Basic earnings per share (1)	$1.22	0.62	1.05

Diluted earnings per share (1)	$1.21	0.62	1.04
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

Effective August 1, 2020, the Pension Plan was amended to include a soft freeze. The soft freeze will allow those employees in an eligible position that were hired, rehired, or acquired on or before July 31, 2020, to continue to vest and accrue additional benefits for each year they are credited with 1,000 hours or more. Employees that are hired, rehired, acquired, or transfer to an eligible job classification on or after August 1, 2020 are not eligible to participate in the Pension Plan.

Total expense for all retirement plans, including defined benefit pension plans, was approximately $10.1 million, $8.2 million and $6.7 million, for the years ended December 31, 2021, 2020 and 2019, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
Components of net periodic pension cost and other amounts recognized in other comprehensive income:

The following table sets forth components of net periodic pension cost and other amounts recognized in other comprehensive income for the years ended December 31, 2021, 2020 and 2019.

	Years ended December 31,
	2021	2020	2019
Defined benefit pension plan:
Service cost	$11,440	8,391	5,949
Interest cost	6,070	6,855	7,353
Expected return on plan assets	(13,859)	(12,362)	(11,037)
Amortization of prior service cost	(2,322)	(2,322)	(2,322)
Amortization of the net loss	4,156	3,695	3,423
Net periodic pension cost, defined benefit pension plans	5,485	4,257	3,366

Other changes in defined benefit pension plan recognized in other comprehensive income:
Net (gain)/loss	(36,552)	11,521	8,235
Amortization of prior service cost	2,322	2,323	2,323
Total recognized in other comprehensive income	(34,230)	13,844	10,558
Total recognized in net periodic pension cost and other comprehensive income	$(28,745)	18,101	13,924

The estimated net loss and prior service credit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic cost ending December 31, 2022 is $1.5 million and $4.0 million, respectively.

The following table sets forth information for the defined benefit pension plans’ funded status at December 31, 2021 and 2020:

	December 31,
	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$258,589	222,497
Service cost	11,440	8,391
Interest cost	6,070	6,855
Actuarial (gain)/loss	(19,834)	29,084
Benefits paid	(9,331)	(8,238)
Benefit obligation at end of year	246,934	258,589

Change in plan assets:
Fair value of plan assets at beginning of year	$216,872	193,541
Actual return on plan assets	26,421	26,228
Employer contributions	5,476	5,341
Benefits paid	(9,331)	(8,238)
Fair value of plan assets at end of period	239,438	216,872
Funded status at end of year	$(7,496)	(41,717)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table sets forth the assumptions used to develop the net periodic pension cost:

	Years ended December 31,
	2021	2020	2019
Discount rate	2.39%	3.14%	4.15%
Expected long-term rate of return on assets	6.50%	6.50%	7.00%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

The following table sets forth the assumptions used to determine benefit obligations at the end of each period:

	Years ended December 31,
	2021	2020	2019
Discount rate	2.75%	2.39%	3.14%
Expected long-term rate of return on assets	6.50%	6.50%	6.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

The expected long-term rate of return on assets is based on the expected return of each of the asset categories, weighted based on the median of the target allocation for each category. We use the FTSE (previously Citigroup) Pension Liability Index rates matching the duration of our benefit payments as of the measurement date to determine the discount rate.

The accumulated benefit obligation for the funded defined benefit pension plan was $243.6 million, $254.2 million, and $217.3 million at December 31, 2021, 2020 and 2019, respectively. The accumulated benefit obligation for all unfunded defined benefit plans was $3.3 million, $4.4 million, and $5.2 million at December 31, 2021, 2020 and 2019, respectively.

The following table sets forth certain information related to our pension plans:

	December 31,
	2021	2020
Projected benefit obligation	$246,934	258,589
Accumulated benefit obligation	246,934	258,589
Fair value of plan assets	239,438	216,872

We anticipate making a contribution to our defined benefit pension plan of $2.0 million to $4.0 million during the year ending December 31, 2022.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table sets forth the weighted average asset allocation of defined benefit plans:

	Target	December 31,
	allocation	2021	2020
Debt securities	20 – 50%	25%	22%
Equity securities	30 – 60%	66%	67%
Other	5 – 50%	9%	11%
Total		100%	100%

All of the assets held by the defined benefit pension plan are measured and recorded at estimated fair value on our balance sheet on a recurring basis as Level 1 assets, as defined by the fair value hierarchy defined in Note 16. The following tables sets forth the pension plan assets as of December 31, 2021 and 2020.

	December 31,
	2021	2020
Defined benefit pension assets:
Common stock	$61,968	52,019
Mutual funds	154,676	140,746
Money market funds	11,946	15,068
Other	10,672	8,879
Total defined benefit pension plan assets (1)	$239,262	216,712
(1) The defined benefit pension plan statement of net assets also includes accrued interest and dividends resulting in net assets available for benefits of $239.4 million and $216.9 million, respectfully.

The benefits expected to be paid in each year from 2022 to 2026 are $8.0 million, $8.8 million, $8.9 million, $9.4 million and $9.8 million, respectively. The aggregate benefits expected to be paid in the five years from 2027 to 2031 are $56.7 million. The expected benefits to be paid are based on the same assumptions used to measure our benefit obligations at December 31, 2021 and include estimated future employee service.

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

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

The following table sets forth the net periodic benefit cost for the post-retirement healthcare benefits plan for the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
	2021	2020	2019
Interest cost	$42	26	52
Amortization of net loss	14	18	68
Net period benefit cost	$56	44	120

The following table sets forth other changes in the post-retirement healthcare plan’s plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2021	2020	2019
Net gain	$(66)	(51)	(475)
Total recognized in other comprehensive income	$(66)	(51)	(475)
Total recognized in net periodic benefit cost and other comprehensive loss	$(10)	(7)	(355)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
The estimated net loss for the post-retirement healthcare benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2022 is $6,000.

The following table sets forth the funded status of the post-retirement healthcare benefit plan at December 31, 2021 and 2020:

	December 31,
	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$1,807	889
Interest cost	42	26
Actuarial gain	(53)	(34)
Benefits paid	(236)	(111)
Defined benefit plan acquired from MutualBank	—	1,037
Benefit obligation at end of year	$1,560	1,807

Change in plan assets:
Employer contributions	$236	111
Benefits paid	(236)	(111)
Funded status at year end	$(1,560)	(1,807)

The assumptions used to develop the preceding information for post-retirement healthcare benefits are as follows:

	Years ended December 31,
	2021	2020	2019
Discount rate	2.39%	3.14%	4.15%
Monthly cost of healthcare insurance per beneficiary (1)	$343	370	391
Annual rate of increase in healthcare costs	5.00%	4.00%	4.00%
(1)   Not in thousands.
     If the assumed rate of increase in healthcare costs was increased by one percentage point to 6% from the level presented above, the interest cost component of net periodic post-retirement healthcare benefit cost would increase by $2,000 and the accumulated post-retirement benefit obligation for healthcare benefits would increase by $85,000.

The following table sets forth information for plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2021	2020
Projected benefit obligation	$1,560	1,807
Accumulated benefit obligation	1,560	1,807

(c)                                 Common Stock Awards

On April 18, 2018, we established the Northwest Bancshares, Inc. 2018 Equity Incentive Plan with 1,500,000 common shares authorized for award. From this plan, we awarded employees 256,800 common shares and outside directors 24,300 common shares with a grant date fair value of $17.27 per share (total market value of $4.9 million at issuance) on May 22, 2019. We also awarded employees 261,091 common shares and outside directors 21,600 common shares with a grant date fair value of $9.71 per share (total market value of $2.7 million at issuance) on May 20, 2020. In addition, on May 25, 2021, we awarded employees 293,755 restricted common shares and directors 27,000 restricted common shares with a grant date fair value of $13.68. These common shares vest over a five-year period with the first vesting occurring on the grant date. Also during 2021, we awarded discretionary grants of 13,452 common shares with a weighted average grant date fair value of $13.76. Total common shares forfeited from the 2018 plan were 163,267, of which 46,650 shares were forfeited during the year ended December 31, 2021. Forfeited shares may be awarded to other eligible recipients in future grants until the plan termination date in 2028.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)

(d)                                  Stock Option Plans

    The Northwest Bancshares, Inc. 2018 Equity Incentive Plan also authorized the granting of 3,500,000 stock options authorized for award. On May 22, 2019, we granted employees 547,410 stock options and outside directors 64,800 stock options with an exercise price of $17.27 per share. On May 20, 2020, we granted employees 556,476 stock options and outside directors 57,600 stock options with an exercise price of $9.71 per share. On May 25, 2021, we granted employees 621,972 stock options and directors 72,000 stock options with an exercise price of $13.68 per share. These awarded stock options vest over a five-year period with the first vesting occurring on the grant date with a ten-year exercise period from the grant date.

The following table summarizes the activity in our option plans during the years ended December 31, 2021, 2020 and 2019 (amounts in this table are not in thousands):

	Years ended December 31,
	2021		2020		2019
	Number	Weighted average exercise price	Number	Weighted average exercise price	Number	Weighted average exercise price
Balance at beginning of year	5,243,172	$13.72	5,101,351	$14.28	5,612,812	$13.49
Granted (1)	693,972	13.68	614,076	9.71	612,210	17.27
Exercised (2)	(1,219,581)	12.28	(131,309)	11.81	(917,845)	11.77
Forfeited/expired	(337,253)	14.59	(340,946)	14.39	(205,826)	14.28
Balance at end of year	4,380,310	14.05	5,243,172	13.72	5,101,351	14.28
Exercisable at end of year	2,618,733	14.15	3,350,356	13.53	2,803,918	13.36
(1)Weighted average fair value of options at grant date: $0.64, $0.13 and $1.14, respectively.
(2)The total intrinsic value of options exercised was $2.3 million, $444,000 and $5.2 million, respectively.

The aggregate intrinsic value of all options expected to vest and fully vested options at December 31, 2021 is $448,066 and $26,973, respectively. The following table summarizes the number of options outstanding, number of options exercisable, and weighted average remaining life of all option grants as of December 31, 2021 (amounts in this table are not in thousands):

	Exercise price $9.71	Exercise price $11.70	Exercise price $12.37	Exercise price $12.44	Exercise price $13.15
Options outstanding:
Number of options	515,674	189,338	332,520	252,951	278,012
Weighted average remaining contract life (years)	8.50	0.50	3.50	1.50	2.50
Options exercisable:
Number of options	175,719	189,338	258,792	234,308	236,034
Weighted average remaining term - vested (years)	8.50	0.50	3.50	1.50	2.50

	Exercise price $13.68	Exercise price $14.15	Exercise price $15.57	Exercise price $16.59	Exercise price $17.27	Total Average $14.05
Options outstanding:
Number of options	664,918	441,989	540,305	681,771	482,832	4,380,310
Weighted average remaining contract life (years)	9.50	4.50	5.50	6.50	7.50	5.83
Options exercisable:
Number of options	150,032	313,173	344,900	461,605	254,832	2,618,733
Weighted average remaining term - vested (years)	9.50	4.50	5.50	6.50	7.50	4.34

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
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
December 31, 2021, 2020 and 2019
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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
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

Off-Balance-Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At December 31, 2021 and 2020, there was no significant unrealized appreciation or depreciation on these financial instruments.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at December 31, 2021 and 2020:

	December 31, 2021
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,279,259	1,279,259	1,279,259	—	—
Securities available-for-sale	1,548,592	1,548,592	—	1,548,592	—
Securities held-to-maturity	768,154	751,513	—	751,513	—
Loans receivable, net	9,889,095	9,648,825	—	—	9,648,825
Residential mortgage loans held-for-sale	25,056	25,056	—	—	25,056
Accrued interest receivable	25,599	25,599	25,599	—	—
Interest rate lock commitments	1,684	1,684	—	—	1,684
Forward commitments	371	371	—	371	—
Interest rate swaps not designated as hedging instruments	31,254	31,254	—	31,254	—
FHLB stock	14,184	14,184	—	—	—
Total financial assets	$13,583,248	13,326,337	1,304,858	2,331,730	9,675,565

Financial liabilities:
Savings and checking accounts	$10,973,610	10,973,610	10,973,610	—	—
Time deposits	1,327,555	1,339,308	—	—	1,339,308
Borrowed funds	139,093	139,093	139,093	—	—
Subordinated debt	123,575	129,138	—	129,138	—
Junior subordinated debentures	129,054	120,083	—	—	120,083
Foreign exchange swaps	341	341	—	341	—
Interest rate swaps not designated as hedging instruments	31,357	31,357	—	31,357	—
Risk participation agreements	60	60	—	60	—
Accrued interest payable	1,804	1,804	1,804	—	—
Total financial liabilities	$12,726,449	12,734,794	11,114,507	160,896	1,459,391

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The preceding methods and assumptions were used in estimating the fair value of financial instruments at December 31, 2021 and 2020.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table represents assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total at fair value
Debt securities:
U.S. government and agencies	$—	75,891	—	75,891
Government sponsored enterprises	—	46,085	—	46,085
States and political subdivisions	—	128,701	—	128,701
Total debt securities	—	250,677	—	250,677

Residential mortgage-backed securities:
GNMA	—	16,510	—	16,510
FNMA	—	160,063	—	160,063
FHLMC	—	100,055	—	100,055
Non-agency	—	431	—	431
Collateralized mortgage obligations:
GNMA	—	492,328	—	492,328
FNMA	—	269,060	—	269,060
FHLMC	—	259,468	—	259,468
Total mortgage-backed securities	—	1,297,915	—	1,297,915

Interest rate lock commitments	—	—	1,684	1,684
Forward commitments	—	371	—	371
Interest rate swaps not designated as hedging instruments	—	31,254	—	31,254
Total assets	$—	1,580,217	1,684	1,581,901

Foreign exchange swaps	$—	341	—	341
Interest rate swaps not designated as hedging instruments	—	31,357	—	31,357
Risk participation agreements	—	60	—	60
Total liabilities	$—	31,758	—	31,758

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
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

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020
Beginning balance January 1,	$6,465	559

Total gains or losses:
Included in net income	—	—

Net activity	(4,781)	5,906
Transfers from Level 3	—	—
Transfers into of Level 3	—	—

Ending balance December 31,	$1,684	6,465

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans individually assessed, real estate owned, and MSRs.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2021:

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	46,968	46,968
Mortgage servicing rights	—	—	380	380
Real estate owned, net	—	—	873	873
Total assets	$—	—	48,221	48,221

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at December 31, 2021:

	Fair value ($)	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	46,968	Appraisal value (1)	Estimated cost to sell	10%
		Discounted cash flow	Discount rate	8.60% to 12.95% (9.61%)

Mortgage servicing rights	380	Discounted cash flow	Annual service cost	$84
			Prepayment rate	7.1% to 23.6% (11.0%)
			Expected life (months)	42.2 to 103.1 (72.8)
			Option adjusted spread	650 basis points
			Forward yield curve	0.09% to 1.51%

Real estate owned, net	873	Appraisal value (1)	Estimated cost to sell	10%

Loans held for sale	25,056	Quoted prices for similar loans in active markets adjusted by an expected pull-through rate	Estimated pull-through rate	100%
(1)  Fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
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

Applicable regulations limit an organization’s capital distributions and certain discretionary bonus payments if the organization does not hold a “capital conservation buffer” consisting of 2.5% of Total Tier 1 and Common Equity Tier 1 (“CET1”) capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

Quantitative measures established by regulation to ensure capital adequacy require us and our banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1, and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2021 and 2020, we and our banking subsidiary exceeded all capital adequacy requirements to which we were subject.

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

As of December 15, 2021, the most recent assessment from FDIC, Northwest Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes. To be considered as “well capitalized,” Northwest Bank must maintain total risk-based, Tier 1 risk-based, CET 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s categories.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
The actual, required, and well capitalized levels as of December 31, 2021 and 2020 were as follows:

	At December 31, 2021
	Actual		Minimum capital requirements (1)		Well capitalized requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,682,487	17.056%	$1,035,786	10.500%	$986,463	10.000%
Northwest Bank	1,551,084	15.738%	1,034,819	10.500%	985,542	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,475,190	14.954%	838,494	8.500%	789,170	8.000%
Northwest Bank	1,467,362	14.889%	837,711	8.500%	788,434	8.000%

CET 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,350,125	13.687%	690,524	7.000%	641,201	6.500%
Northwest Bank	1,467,362	14.889%	689,879	7.000%	640,602	6.500%

Tier 1 capital (leverage to average assets)
Northwest Bancshares, Inc.	1,475,190	10.349%	570,160	4.000%	712,699	5.000%
Northwest Bank	1,467,362	10.296%	570,047	4.000%	712,558	5.000%
(1) Amounts and ratios include the 2021 capital conservation buffer of 2.5% with the exception of Tier 1 capital to average assets. For further information related to the capital conservation buffer, see “Item 1. Business - Supervision and Regulation”.

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

Tier 1 capital (leverage to average assets)
Northwest Bancshares, Inc.	1,406,321	10.145%	554,501	4.000%	693,126	5.000%
Northwest Bank	1,354,028	9.903%	546,905	4.000%	683,631	5.000%
(1) Amounts and ratios include the 2020 capital conservation buffer of 2.5% with the exception of Tier 1 capital to average assets. For further information related to the capital conservation buffer, see Item 1. Business - “Supervision and Regulation”.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
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

(19)         Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated.  As of December 31, 2021, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

During the year-ended December 31, 2018, Northwest and our subsidiary, The Bert Company (doing business as Northwest Insurance Services) (“NWIS”), were involved in a lawsuit against, among others, First National Bank of Pennsylvania (“FNB”) and their insurance subsidiary, First National Insurance Agency, LLC (“FNIA”). All counterclaims against Northwest were discontinued and, in December 2018, a verdict was rendered in favor of NWIS on several of its claims. Post-trial proceedings have continued throughout the current year and, due to the inherent uncertainties with respect to these proceedings, we have not accrued any awards associated with this verdict within our Consolidated Financial Statements as of December 31, 2021.

(20)       Components of Accumulated Other Comprehensive Income

The following table sets forth the components of accumulated other comprehensive loss as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Unrealized gain/(loss) on marketable securities available-for-sale	$(12,317)	16,843
Defined benefit pension plans	(25,312)	(50,392)
Accumulated other comprehensive loss	$(37,629)	(33,549)

The following table shows the changes in accumulated other comprehensive loss by component for the year ended December 31, 2021:

	Unrealized gains and losses on securities available-for-sale	Change in defined benefit pension plans	Total
Balance as of January 1,	$16,843	(50,392)	(33,549)
Other comprehensive income/(loss) before reclassification adjustments (1), (2)	(28,873)	23,748	(5,125)
Amounts reclassified from accumulated other comprehensive income (3), (4)	(287)	1,332	1,045
Net other comprehensive income/(loss)	(29,160)	25,080	(4,080)
Balance as of December 31,	$(12,317)	(25,312)	(37,629)

(1)Consists of unrealized holding losses, net of tax of ($10,333).
(2)Consists of unrealized holdings gains, net of tax $9,144.
(3)Consists of realized holding losses, net of tax of ($92).
(4)Consists of realized gains, net of tax of $515.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
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
(2)Consists of unrealized holding losses, net of tax of ($209).
(3)Consists of unrealized holding losses, net of tax of ($4,169).
(4)Consists of realized gains, net of tax of ($6).
(5)Consists of realized losses interest rate swaps, net of tax of $209.
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
(1)Consists of unrealized holding gains, net of tax of $3,994.
(2)Consists of unrealized holding losses, net of tax of ($3,193).
(3)Consists of realized gains, net of tax of ($2).
(4)Consists of realized gains, net of tax of $334.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
(21)                          Parent Company Only Financial Statements - Condensed

Statements of Financial Condition

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$128,001	172,142
Investment in bank subsidiary	1,674,360	1,585,429
Other assets	9,199	9,352
Total assets	$1,811,560	1,766,923

Liabilities and shareholders’ equity
Liabilities:
Debentures payable	$252,629	252,123
Other liabilities	1,814	1,889
Total liabilities	254,443	254,012
Shareholders’ equity	1,557,117	1,512,911
Total liabilities and shareholders’ equity	$1,811,560	1,766,923

Statements of Income

	Years ended December 31,
	2021	2020	2019
Income:
Interest income	$87	196	209
Other income	527	553	628
Dividends from bank subsidiary	73,000	—	110,000
Undistributed earnings from equity investment in bank subsidiary	88,944	80,996	5,102
Total income	162,558	81,745	115,939
Expense:
Compensation and employee benefits	1,358	1,234	1,124
Other expenses	1,033	2,241	791
Interest expense	7,870	4,933	4,833
Total expense	10,261	8,408	6,748
Income before income taxes	152,297	73,337	109,191
Income tax benefit	(2,026)	(1,517)	(1,241)
Net income	$154,323	74,854	110,432

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
Statements of Cash Flows

	Years ended December 31,
	2021	2020	2019
Operating activities:
Net income	$154,323	74,854	110,432
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary	(88,944)	(80,996)	(5,102)
Gain on sale of marketable securities	—	—	(29)
Net change in other assets and liabilities	597	128,287	(43,453)
Net cash provided by operating activities	65,976	122,145	61,848

Investing activities:
Net purchase sale of marketable securities	—	—	—
Net cash used in investing activities	—	—	—

Financing activities:
Cash dividends paid on common stock	(100,274)	(93,132)	(76,173)
Repurchase of Northwest stock	(23,854)	(9,276)	—
Proceeds from stock options exercised	14,011	1,479	9,727
Net cash used in financing activities	(110,117)	(100,929)	(66,446)
Net increase/(decrease) in cash and cash equivalents	$(44,141)	21,216	(4,598)

Cash and cash equivalents at beginning of period	$172,142	150,926	155,524
Net increase/(decrease) in cash and cash equivalents	(44,141)	21,216	(4,598)
Cash and cash equivalents at end of period	$128,001	172,142	150,926

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
(22)     Derivative Financial Instruments

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

Derivatives Designated as Hedging Instruments

    During March 2020, the Company entered into four separate pay-fixed interest rate swaps in order to synthetically convert short-term three month FHLB advances to fixed-rate term funding with an aggregate value of $100 million with maturities ranging from three to five years. Our risk management objective and strategy for these interest rate swaps at such time was to reduce our exposure to variability in interest-related cash outflows attributable to changes in the USD-LIBOR swap rate, the designated benchmark interest rate being hedged.Based upon our contemporaneous quantitative analysis at the inception of each interest rate swap, we have determined these interest rate swaps qualified for hedge accounting in accordance with ASC 815, Derivatives and Hedging.

    The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the quarter of September 30, 2020, the Company discontinued these cash flow hedges and, as a result, reclassified a $1.3 million loss into earnings. As of December 31, 2021, the Company had no cash flow hedges.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table presents information regarding our derivative financial instruments for the periods indicated:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At December 31, 2021
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$644,997	31,254	644,997	31,357
Foreign exchange swap agreements	—	—	17,124	341
Interest rate lock commitments	67,473	1,684	—	—
Forward commitments	14,484	371	—	—
Risk participation agreements	—	—	93,135	60
Total derivatives	$726,954	33,309	755,256	31,758

At December 31, 2020
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$599,300	53,863	599,300	54,579
Interest rate lock commitments	171,357	6,465	—	—
Forward commitments	25,474	1,105	—	—
Risk participation agreements	—	—	77,532	86
Total derivatives	$796,131	61,433	676,832	54,665

    The following table presents income or expenses recognized on derivatives for the periods indicated:

	For the years ended December 31,
	2021	2020	2019
Hedging derivatives:
Decrease in interest expense	$—	(35)	—

Non-hedging swap derivatives:
Increase/(decrease) in other income	1,033	(700)	(63)
Increase in mortgage banking income	5,515	6,867	—

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

There were no changes made in our internal controls during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Management’s Report On Internal Control Over Financial Reporting - filed herewith under Part II, Item 8. “Financial Statements and Supplementary Data”.

ITEM 9B.                                       OTHER INFORMATION

Not applicable.

ITEM 9C.                                       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
    The “Proposal I-Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) is incorporated herein by reference.

Executive Officers
    The “Proposal I-Election of Directors-Executive Officers who are not Directors” section of the 2022 Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act
    The “Proposal I-Election of Directors-Section 16(a) Beneficial Ownership Reporting Compliance” section of the 2022 Proxy Statement is incorporated herein by reference.

Code of Ethics
    The “Proposal I-Election of Directors-Code of Ethics” section of the 2022 Proxy Statement is incorporated herein by reference. A copy of the Code of Ethics is available to shareholders on the “Governance Documents” portion of the Investor Relations’ section on the Company’s website at www.northwest.com.

Corporate Governance
    Information regarding the audit committee and its composition and the audit committee’s financial expert required by this item is incorporated herein by reference to the section captioned “Proposal I-Election of Directors-Meetings and Committees of the Board of Directors-Audit Committee” section of the 2022 Proxy Statement.

ITEM 11.                                         EXECUTIVE COMPENSATION

The “Proposal I-Election of Directors-Meetings and Committees of the Board of Directors-Compensation Committee,” “-Compensation Committee Interlocks and Insider Participation,” “-Compensation Committee Report,” “-Compensation Discussion and Analysis,” “-Executive Compensation,” “-Employment Agreements,” “-Potential Payments to Named Executive Officers,” “-Defined Benefit Plan,” “-Supplemental Executive Retirement Plan,” “-Life Insurance Coverage” and “-Director Compensation” sections of the Company’s 2022 Proxy Statement are incorporated herein by reference.

ITEM 12.                                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I-Election of Directors” section of the Company’s 2022 Proxy Statement is incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders.

Set forth below is certain information as of December 31, 2021 regarding equity compensation plans that have been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price (1)	Number of securities remaining available for issuance under plan
Northwest Bancshares, Inc. 2011 Equity Incentive Plan	2,035,115	$13.66	—
Northwest Bancshares, Inc. 2018 Equity Incentive Plan	2,345,195	$14.39	187,672
Total	4,380,310	$14.05	187,672
(1)Reflects exercise price of options only.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Proposal I-Election of Directors-Board Independence” and “Proposal I-Election of Directors-Transactions with Certain Related Persons” sections of the Company’s 2022 Proxy Statement are incorporated  herein by reference.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Pittsburgh, PA, Auditor Firm ID: 185.

The “Proposal II-Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Company’s 2022 Proxy Statement is incorporated herein by reference.

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
(D)Consolidated Statements of Financial Condition at December 31, 2021 and 2020
(E)Consolidated Statements of Income Years ended December 31, 2021, 2020 and 2019
(F)Consolidated Statements of Comprehensive Income Years ended December 31, 2021, 2020 and 2019
(G)Consolidated Statements of Changes in Shareholders’ Equity Years ended December 31, 2021, 2020 and 2019
(H)Consolidated Statements of Cash Flows Years ended December 31, 2021, 2020 and 2019
(I)Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Regulation S-K exhibit number	Document	Reference to prior filing or exhibit number attached hereto

3.1	Articles of Incorporation	(2)

3.2	Articles of Amendment to Articles of Incorporation	(2)

3.3	Amended and Restated Bylaws of Northwest Bancshares, Inc.	(2)

4.1	Form of Common Stock Certificate	(2)

4.2	Description of Registrant’s Securities	Filed herewith as Exhibit 4.2

10.1	Amendment and Restatement of Deferred Compensation Plan for Outside Directors Of Northwest Savings Bank and Eligible Affiliates	(3)

10.2	Retirement Plan for Outside Directors of Northwest Savings Bank and Eligible Affiliates	(3)

10.3	Amended and Restated Northwest Savings Bank Nonqualified Supplemental Retirement Plan	(3)

10.4	Annual Performance Award Plan	(4)

10.5	Northwest Bancorp, Inc. 2008 Stock Option Plan	(5)

10.6	Amended and Restated Northwest Savings Bank and Affiliates Upper Managers Bonus Deferred Compensation Plan	(3)

10.7	Employment Agreement for Ronald J. Seiffert	(6)

10.8	Employment Agreement for William W. Harvey, Jr.	(7)

10.9	Employment Agreement for John J. Golding	(8)

10.10	Employment Agreement for Mark T. Reitzes	(9)

10.11	Employment Agreement for Louis J. Torchio	(8)

10.12	Northwest Bancshares, Inc. 2011 Equity Incentive Plan	(10)

10.13	Acknowledgment and Waiver William W. Harvey	(11)

10.14	Northwest Bancshares, Inc. 2018 Equity Incentive Plan	(12)

10.15	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan	(13)

10.16	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan	(13)

10.17	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan	(14)

10.18	Form of Amendment to Employee Agreement	(15)

12	Statement re: computation of ratios	Not required

21	Subsidiaries of Registrant	Filed herewith as Exhibit 21

23	Consent of experts and counsel	Filed herewith as Exhibit 23

24	Power of Attorney	Not required

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32

101	Interactive Data File (XBRL)	Filed herewith as Exhibit 101

104	Interactive Data File (XBRL)	Filed herewith as Exhibit 104

(1)	Intentionally Omitted.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-161805), filed with the SEC on September 9, 2009.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-23817), filed with the SEC on March 4, 2009.
(4)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on September 16, 2020.
(5)	Incorporated by reference to the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on April 11, 2008.
(6)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on July 20, 2018.
(7)	Incorporated by reference to the Periodic Report on Form 8-K (File No. 001-34582), filed with the SEC on March 9, 2015.
(8)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on April 4, 2020.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on February 26, 2020.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on March 1, 2011.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on March 1, 2018.
(12)	Incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders (File no. 001-34582), filed with the SEC on March 7, 2018.
(13)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on July 2, 2020.
(14)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on May 14, 2018.
(15)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on November 16, 2021.

ITEM 16.                                         FORM 10-K SUMMARY

    Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCSHARES, INC.

Date: February 25, 2022	By:	/s/ Ronald J. Seiffert
Ronald J. Seiffert, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 25, 2022	By:	/s/ Ronald J. Seiffert
Ronald J. Seiffert, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 25, 2022	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr., Senior Executive Vice President
and Chief Financial Officer (Principal Financial Officer)

Date: February 25, 2022	By:	/s/ Jeffrey R. White
Jeffrey R. White, Senior Vice President and Controller
(Principal Accounting Officer)

Date: February 25, 2022	By:	/s/ Robert M. Campana
Robert M. Campana, Director

Date: February 25, 2022	By:	/s/ Deborah J. Chadsey
Deborah J. Chadsey, Director

Date: February 25, 2022	By:	/s/ Wilbur R. Davis
Wilbur R. Davis, Director

Date: February 25, 2022	By:	/s/ Timothy B. Fannin
Timothy B. Fannin, Director

Date: February 25, 2022	By:	/s/ Timothy M. Hunter
Timothy M. Hunter, Director

Date: February 25, 2022	By:	/s/ John P. Meegan
John P. Meegan, Director

Date: February 25, 2022	By:	/s/ William F. McKnight
William F. McKnight, Director

Date: February 25, 2022	By:	/s/ Mark A. Paup
Mark A. Paup, Director

Date: February 25, 2022	By:	/s/ Sonia M. Probst
Sonia M. Probst, Director

Date: February 25, 2022	By:	/s/ David M. Tullio
David M. Tullio, Director