Form 10-Q
period 2022-03-31
Northwest Bancshares, Inc.
filed 2022-05-06
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
 OR
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                   to
Commission File Number 001-34582

NORTHWEST BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Maryland				27-0950358
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3 Easton Oval	Suite 500	Columbus	Ohio	43219
(Address of Principal Executive Offices)				(Zip Code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Common Stock ($0.01 par value), 126,710,453 shares outstanding as of April 30, 2022.

NORTHWEST BANCSHARES, INC.

Item 1.        FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,161,006	1,279,259
Marketable securities available-for-sale (amortized cost of $1,542,170 and $1,565,002, respectively)	1,442,098	1,548,592
Marketable securities held-to-maturity (fair value of $677,376 and $751,513, respectively)	737,730	768,154
Total cash and cash equivalents and marketable securities	3,340,834	3,596,005

Loans held-for-sale	19,272	25,056
Loans held for investment	10,119,762	9,991,336
Allowance for credit losses	(99,295)	(102,241)
Loans receivable, net	10,039,739	9,914,151

FHLB stock, at cost	13,318	14,184
Accrued interest receivable	26,268	25,599
Real estate owned, net	929	873
Premises and equipment, net	149,970	156,524
Bank-owned life insurance	254,109	256,213
Goodwill	380,997	380,997
Other intangible assets, net	11,654	12,836
Other assets	193,365	144,126
Total assets	$14,411,183	14,501,508

Liabilities and shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$3,128,849	3,099,526
Interest-bearing demand deposits	2,891,622	2,940,442
Money market deposit accounts	2,680,613	2,629,882
Savings deposits	2,367,438	2,303,760
Time deposits	1,251,878	1,327,555
Total deposits	12,320,400	12,301,165

Borrowed funds	121,436	139,093
Subordinated debt	123,670	123,575
Junior subordinated debentures	129,119	129,054
Advances by borrowers for taxes and insurance	44,022	44,582
Accrued interest payable	563	1,804
Other liabilities	148,461	178,664
Total liabilities	12,887,671	12,917,937

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 126,686,373 and 126,612,183 shares issued and outstanding, respectively	1,267	1,266
Additional paid-in capital	1,012,308	1,010,405
Retained earnings	612,481	609,529
Accumulated other comprehensive loss	(102,544)	(37,629)
Total shareholders’ equity	1,523,512	1,583,571
Total liabilities and shareholders’ equity	$14,411,183	14,501,508
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except share data)

	Quarter ended March 31,
	2022	2021
Interest income:
Loans receivable	$88,174	102,318
Mortgage-backed securities	6,360	4,200
Taxable investment securities	677	634
Tax-free investment securities	674	575
FHLB stock dividends	81	116
Interest-earning deposits	467	183
Total interest income	96,433	108,026
Interest expense:
Deposits	3,751	5,514
Borrowed funds	2,059	2,054
Total interest expense	5,810	7,568
Net interest income	90,623	100,458
Provision for credit losses	(1,481)	(5,620)
Net interest income after provision for credit losses	92,104	106,078
Noninterest income:
Loss on sale of investments	(2)	(21)
Service charges and fees	13,067	12,394
Trust and other financial services income	7,012	6,484
Insurance commission income	—	2,546
Loss on real estate owned, net	(29)	(42)
Income from bank-owned life insurance	1,983	1,736
Mortgage banking income	1,465	6,020
Other operating income	2,244	2,836
Total noninterest income	25,740	31,953
Noninterest expense:
Compensation and employee benefits	46,917	47,239
Premises and occupancy costs	7,797	8,814
Office operations	3,383	3,165
Collections expense	520	616
Processing expenses	12,548	13,456
Marketing expenses	2,128	1,980
Federal deposit insurance premiums	1,129	1,307
Professional services	2,573	4,582
Amortization of intangible assets	1,183	1,594
Real estate owned expense	37	75
Merger, asset disposition and restructuring expense	1,374	9
Other expenses	2,355	3,354
Total noninterest expense	81,944	86,191
Income before income taxes	35,900	51,840
Federal and state income taxes expense	7,613	11,603
Net income	$28,287	40,237
Basic earnings per share	$0.22	0.32
Diluted earnings per share	$0.22	0.32
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended March 31,
	2022	2021
Net income	$28,287	40,237
Other comprehensive income net of tax:
Net unrealized holding losses on marketable securities:
Unrealized holding losses, net of tax of $18,877 and $5,981, respectively	(64,783)	(17,421)
Reclassification adjustment for gains included in net income, net of tax of $0 and $22, respectively	(1)	(75)
Net unrealized holding losses on marketable securities	(64,784)	(17,496)

Defined benefit plan:
Actuarial reclassification adjustments for prior period service costs and actuarial (gains)/losses included in net income, net of tax of $50 and ($129), respectively	(131)	333

Other comprehensive loss	(64,915)	(17,163)

Total comprehensive (loss)/income	$(36,628)	23,074
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended March 31, 2022	Shares	Amount
Beginning balance at December 31, 2021	126,612,183	$1,266	1,010,405	609,529	(37,629)	1,583,571

Comprehensive income:
Net income	—	—	—	28,287	—	28,287

Other comprehensive loss, net of tax of $18,927	—	—	—	—	(64,915)	(64,915)

Total comprehensive income/(loss)	—	—	—	28,287	(64,915)	(36,628)

Exercise of stock options	101,613	1	1,204	—	—	1,205

Stock-based compensation expense	10,222	—	699	—	—	699

Stock-based compensation forfeited	(37,645)	—	—	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(25,335)	—	(25,335)

Ending balance at March 31, 2022	126,686,373	$1,267	1,012,308	612,481	(102,544)	1,523,512

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Quarter ended March 31, 2021	Shares	Amount
Beginning balance at December 31, 2020	127,019,452	$1,270	1,015,502	555,480	(33,549)	1,538,703

Comprehensive income:
Net income	—	—	—	40,237	—	40,237

Other comprehensive loss, net of tax of $5,874	—	—	—	—	(17,163)	(17,163)

Total comprehensive income/(loss)	—	—	—	40,237	(17,163)	23,074

Exercise of stock options	567,429	6	6,921	—	—	6,927

Stock-based compensation expense	1,930	—	961	—	—	961

Share repurchases	(353,552)	(4)	(4,562)	—	—	(4,566)

Stock-based compensation forfeited	(12,611)	—	—	—	—	—

Dividends paid ($0.19 per share)	—	—	—	(24,105)	—	(24,105)

Ending balance at March 31, 2021	127,222,648	$1,272	1,018,822	571,612	(50,712)	1,540,994
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Quarter ended March 31,
	2022	2021
Operating activities:
Net income	$28,287	40,237
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	(1,481)	(5,620)
Net loss/(gain) on sale of assets	780	(262)
Mortgage banking activity	677	(8,429)
Net depreciation, amortization and accretion	3,595	6,514
(Increase)/decrease in other assets	(30,666)	33,746
Decrease in other liabilities	(31,625)	(21,034)
Net amortization on marketable securities	1,505	2,154
Noncash compensation expense related to stock benefit plans	699	961
Noncash write-down of real estate owned	29	123
Origination of loans held-for-sale	(104,535)	(240,765)
Proceeds from sale of loans held-for-sale	110,278	260,394
Net cash (used in)/provided by operating activities	(22,457)	68,019

Investing activities:
Purchase of marketable securities held-to-maturity	—	(428,861)
Purchase of marketable securities available-for-sale	(61,640)	(220,666)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	30,092	3,374
Proceeds from maturities and principal reductions of marketable securities available-for-sale	83,295	128,556
Proceeds from sale of marketable securities available-for-sale	—	35,357
Proceeds from bank-owned life insurance	1,354	1,750
Loan originations	(901,499)	(975,141)
Loan purchases	(210,775)	—
Proceeds from loan maturities and principal reductions	985,218	1,169,026
Net proceeds/(redemptions) of FHLB stock	866	(113)
Proceeds from sale of real estate owned	—	479
Proceeds from sale of real estate owned for investment, net	76	76
Disposals/(purchases) of premises and equipment, net	329	(285)
Net cash used in investing activities	(72,684)	(286,448)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
(in thousands)

	Three months ended March 31,
	2022	2021
Financing activities:
Net increase in deposits	$19,235	513,861
Repayments of long-term borrowings	—	(20,000)
Net decrease in short-term borrowings	(17,657)	(9,469)
Decrease in advances by borrowers for taxes and insurance	(560)	(1,206)
Cash dividends paid on common stock	(25,335)	(24,105)
Purchase of common stock for retirement	—	(4,566)
Proceeds from stock options exercised	1,205	6,927
Net cash (used in)/provided by financing activities	(23,112)	461,442
Net (decrease)/increase in cash and cash equivalents	$(118,253)	243,013

Cash and cash equivalents at beginning of period	$1,279,259	736,277
Net (decrease)/increase in cash and cash equivalents	(118,253)	243,013
Cash and cash equivalents at end of period	$1,161,006	979,290

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $3,650 and $5,543, respectively)	$7,051	8,963
Income taxes	84	—

Non-cash activities:
Loan foreclosures and repossessions	$1,142	1,197
Sale of real estate owned financed by the Company	—	54
See accompanying notes to unaudited Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)    Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company” or “NWBI”), a Maryland corporation headquartered in Columbus, Ohio, is a bank holding company regulated by the Board of Governors of the Federal Reserve System (“FRB”). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Bank, a Pennsylvania-chartered savings bank (“Northwest”). Northwest is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking. Northwest operates 170 community-banking offices throughout Pennsylvania, Western New York, Eastern Ohio, and Indiana.

The accompanying unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Capital Group, Inc., Great Northwest Corporation, and MutualFirst Interest Company, Inc. The unaudited Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information or footnotes required for complete annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included. The Consolidated Financial Statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 updated, as required, for any new pronouncements or changes.

    Certain items previously reported have been reclassified to conform to the current year’s reporting format.

    The results of operations for the quarter ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other period.

Stock-Based Compensation

Stock-based compensation expense of $699,000 and $961,000 for the quarters ended March 31, 2022 and 2021, respectively, was recognized in compensation expense relating to our stock benefit plans. At March 31, 2022, there was compensation expense of $1.3 million to be recognized for awarded but unvested stock options and $7.5 million for unvested restricted common shares.

 Income Taxes-Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. At March 31, 2022, we had $241,000 of liability for unrecognized tax benefits.

We recognize interest accrued related to: (1) unrecognized tax benefits in other expenses and (2) refund claims in other operating income. We recognize penalties (if any) in other expenses. We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2021, 2020, 2019 and 2018.

(2)    Marketable Securities

The following table shows the portfolio of marketable securities available-for-sale at March 31, 2022 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S government and agencies:
Due in one year through five years	$20,000	—	(738)	19,262
Due after ten years	56,586	—	(5,196)	51,390

Debt issued by government-sponsored enterprises:
Due in one year through five years	992	13	—	1,005
Due in five years through ten years	46,172	1	(4,313)	41,860

Municipal securities:
Due in less than one year	892	5	—	897
Due in one year through five years	1,257	6	(11)	1,252
Due in five years through ten years	25,181	55	(705)	24,531
Due after ten years	95,265	26	(6,971)	88,320

Residential mortgage-backed securities:
Fixed rate pass-through	252,798	410	(15,540)	237,668
Variable rate pass-through	10,577	203	(14)	10,766
Fixed rate agency CMOs	995,579	94	(67,438)	928,235
Variable rate agency CMOs	36,871	202	(161)	36,912
Total residential mortgage-backed securities	1,295,825	909	(83,153)	1,213,581
Total marketable securities available-for-sale	$1,542,170	1,015	(101,087)	1,442,098

The following table shows the portfolio of marketable securities available-for-sale at December 31, 2021 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year through five years	$20,000	—	(68)	19,932
Due after ten years	57,681	—	(1,722)	55,959

Debt issued by government-sponsored enterprises:
Due in less than one year	177	—	—	177
Due in one year through five years	991	73	—	1,064
Due in five years through ten years	46,411	1	(1,568)	44,844

Municipal securities:
Due in less than one year	946	13	—	959
Due in one year through five years	1,261	22	(3)	1,280
Due in five years through ten years	23,692	661	(146)	24,207
Due after ten years	99,558	2,884	(187)	102,255

Residential mortgage-backed securities:
Fixed rate pass-through	265,604	2,389	(2,525)	265,468
Variable rate pass-through	11,306	294	(9)	11,591
Fixed rate agency CMOs	997,680	2,284	(18,965)	980,999
Variable rate agency CMOs	39,695	224	(62)	39,857
Total residential mortgage-backed securities	1,314,285	5,191	(21,561)	1,297,915
Total marketable securities available-for-sale	$1,565,002	8,845	(25,255)	1,548,592

    The following table shows the portfolio of marketable securities held-to-maturity at March 31, 2022 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year through five years	$16,478	—	(968)	15,510
Due in five years through ten years	107,974	—	(11,375)	96,599

Residential mortgage-backed securities:
Fixed rate pass-through	176,949	24	(12,117)	164,856
Variable rate pass-through	643	18	—	661
Fixed rate agency CMOs	435,087	—	(35,948)	399,139
Variable rate agency CMOs	599	12	—	611
Total residential mortgage-backed securities	613,278	54	(48,065)	565,267
Total marketable securities held-to-maturity	$737,730	54	(60,408)	677,376

The following table shows the portfolio of marketable securities held-to-maturity at December 31, 2021 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one through five years	$16,478	—	(206)	16,272
Due in five years through ten years	107,973	—	(4,613)	103,360

Residential mortgage-backed securities:
Fixed rate pass-through	183,092	58	(2,161)	180,989
Variable rate pass-through	667	24	—	691
Fixed rate agency CMOs	459,345	251	(10,011)	449,585
Variable rate agency CMOs	599	17	—	616
Total residential mortgage-backed securities	643,703	350	(12,172)	631,881
Total marketable securities held-to-maturity	$768,154	350	(16,991)	751,513

The following table shows the contractual maturity of our residential mortgage-backed securities available-for-sale at March 31, 2022 (in thousands):

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due in less than one year	$382	382
Due in one year through five years	18,660	18,319
Due after five years through ten years	78,165	76,050
Due after ten years	1,198,618	1,118,830
Total residential mortgage-backed securities	$1,295,825	1,213,581

The following table shows the contractual maturity of our residential mortgage-backed securities held-to-maturity at March 31, 2022 (in thousands):

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due in one year through five years	$709	727
Due after five years through ten years	40,477	36,191
Due after ten years	572,092	528,349
Total residential mortgage-backed securities	$613,278	565,267

The following table shows the fair value of and gross unrealized losses on marketable securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2022 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$66,445	(4,519)	156,991	(18,071)	223,436	(22,590)
Municipal securities	101,496	(7,356)	2,741	(331)	104,237	(7,687)
Residential mortgage-backed securities - agency	1,184,448	(80,073)	523,224	(51,145)	1,707,672	(131,218)
Total	$1,352,389	(91,948)	682,956	(69,547)	2,035,345	(161,495)

The following table shows the fair value of and gross unrealized losses on marketable securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2021 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$132,782	(3,504)	106,160	(4,673)	238,942	(8,177)
Municipal securities	25,118	(336)	—	—	25,118	(336)
Residential mortgage-backed securities - agency	1,428,582	(26,516)	184,389	(7,217)	1,612,971	(33,733)
Total	$1,586,482	(30,356)	290,549	(11,890)	1,877,031	(42,246)

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of March 31, 2022, which were comprised of 494 individual securities, represents a credit loss impairment. All of these securities were issued by U.S. government agencies, U.S. government-sponsored enterprises or local municipalities. The securities issued by the U.S. government agencies or U.S. government-sponsored enterprises are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The securities issued by local municipalities were all highly rated by major rating agencies and have no history of credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. The Company does not have the intent to sell these investment securities and it is likely that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2022.

The following table presents the credit quality of our held-to-maturity securities, based on the latest information available as of March 31, 2022 (in thousands). The credit ratings are sourced from nationally recognized rating agencies, which include Moody’s and S&P, or when credit ratings cannot be sourced from the agencies, they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of March 31, 2022.

	AA+	Total
Held-to-maturity securities (at amortized cost):
Debt issued by the U.S. government-sponsored enterprises	$124,452	124,452
Residential mortgage-backed securities	613,278	613,278
Total marketable securities held-to-maturity	$737,730	737,730

(3)    Loans Receivable

    The following table shows a summary of our loans receivable at amortized cost basis at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022			December 31, 2021
	Originated (1)	Acquired (2)	Total	Originated (1)	Acquired (2)	Total
Personal Banking:
Residential mortgage loans (3)	$2,924,864	197,025	3,121,889	2,783,459	211,161	2,994,620
Home equity loans	1,089,234	197,286	1,286,520	1,107,202	212,729	1,319,931
Vehicle loans	1,457,137	90,118	1,547,255	1,384,246	99,985	1,484,231
Consumer loans	305,969	42,757	348,726	307,961	46,556	354,517
Total Personal Banking	5,777,204	527,186	6,304,390	5,582,868	570,431	6,153,299

Commercial Banking:
Commercial real estate loans	2,189,050	384,491	2,573,541	2,202,027	423,454	2,625,481
Commercial real estate loans - owner occupied	326,958	59,394	386,352	321,253	68,750	390,003
Commercial loans	803,833	70,918	874,751	765,877	81,732	847,609
Total Commercial Banking	3,319,841	514,803	3,834,644	3,289,157	573,936	3,863,093
Total loans receivable, gross	9,097,045	1,041,989	10,139,034	8,872,025	1,144,367	10,016,392

Allowance for credit losses	(83,685)	(15,610)	(99,295)	(86,750)	(15,491)	(102,241)
Total loans receivable, net (4)	$9,013,360	1,026,379	10,039,739	8,785,275	1,128,876	9,914,151
(1) Includes originated and purchased loan pools.
(2) Includes loans subject to purchase accounting.
(3)     Includes fair value of $19.3 million and $25.1 million of loans held-for-sale at March 31, 2022 and December 31, 2021, respectively.
(4)    Includes $63.1 million and $62.8 million of net unearned income, unamortized premiums and discounts and deferred fees and costs at March 31, 2022 and December 31, 2021, respectively.

    The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended March 31, 2022 (in thousands):

	Balance as of March 31, 2022	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2021
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$13,306	6,962	(1,183)	154	7,373
Home equity loans	5,643	369	(447)	421	5,300
Vehicle loans	14,181	(1,305)	(647)	650	15,483
Consumer loans	3,109	994	(1,076)	307	2,884
Total Personal Banking	36,239	7,020	(3,353)	1,532	31,040

Commercial Banking:
Commercial real estate loans	44,572	(9,665)	(1,024)	1,120	54,141
Commercial real estate loans - owner occupied	4,276	389	—	4	3,883
Commercial loans	14,208	775	(681)	937	13,177
Total Commercial Banking	63,056	(8,501)	(1,705)	2,061	71,201
Total	$99,295	(1,481)	(5,058)	3,593	102,241

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$6	4	—	—	2
Home equity loans	55	16	—	—	39
Total Personal Banking	61	20	—	—	41

Commercial Banking:
Commercial real estate loans	1,792	911	—	—	881
Commercial real estate loans - owner occupied	208	66	—	—	142
Commercial loans	1,993	599	—	—	1,394
Total Commercial Banking	3,993	1,576	—	—	2,417
Total off-balance sheet exposure	$4,054	1,596	—	—	2,458

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
During the quarter ended March 31, 2022, the Company purchased a $72.7 million small business equipment finance loan pool and a $138.1 million one- to four-family jumbo mortgage loan pool.

    The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at March 31, 2022 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans (1)	Loans 90 days past due and accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$3,121,889	13,306	7,450	—	6,187	861	—
Home equity loans	1,286,520	5,643	4,910	—	1,503	489	—
Vehicle loans	1,547,255	14,181	2,782	—	—	—	—
Consumer loans	348,726	3,109	618	420	—	—	—
Total Personal Banking	6,304,390	36,239	15,760	420	7,690	1,350	—

Commercial Banking:
Commercial real estate loans	2,573,541	44,572	100,887	—	16,426	1,620	364
Commercial real estate loans - owner occupied	386,352	4,276	655	—	152	25	—
Commercial loans	874,751	14,208	6,859	—	4,433	589	—
Total Commercial Banking	3,834,644	63,056	108,401	—	21,011	2,234	364

Total	$10,139,034	99,295	124,161	420	28,701	3,584	364
(1)Includes $16.0 million of nonaccrual TDRs.

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

We present the amortized cost of our loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the quarter ended March 31, 2022 (in thousands):

		March 31, 2022
	Nonaccrual loans at January 1, 2022	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$10,402	7,450	—	7,450	—
Home equity loans	5,758	4,706	204	4,910	—
Vehicle loans	3,263	2,738	44	2,782	—
Consumer loans	675	617	1	618	420
Total Personal Banking	20,098	15,511	249	15,760	420

Commercial Banking:
Commercial real estate loans	129,666	15,730	85,157	100,887	—
Commercial real estate loans - owner occupied	1,233	655	—	655	—
Commercial loans	7,474	3,472	3,387	6,859	—
Total Commercial Banking	138,373	19,857	88,544	108,401	—

Total	$158,471	35,368	88,793	124,161	420

During the quarter ended March 31, 2022, we recognized $153,000 of interest income on nonaccrual and troubled debt restructuring loans.

The following table presents the amortized cost of our loans on nonaccrual status as of the year ended December 31, 2021 (in thousands):

		December 31, 2021
	Nonaccrual loans at January 1, 2021	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$15,924	10,402	—	10,402	—
Home equity loans	9,123	5,551	207	5,758	—
Vehicle loans	5,533	3,251	12	3,263	—
Consumer loans	1,031	674	1	675	331
Total Personal Banking	31,611	19,878	220	20,098	331

Commercial Banking:
Commercial real estate loans	44,092	65,529	64,137	129,666	—
Commercial real estate loans - owner occupied	3,642	1,233	—	1,233	—
Commercial loans	23,487	3,941	3,533	7,474	—
Total Commercial Banking	71,221	70,703	67,670	138,373	—

Total	$102,832	90,581	67,890	158,471	331

During the year ended December 31, 2021, we recognized $803,000 of interest income on nonaccrual and troubled debt restructuring loans.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2022 (in thousands):

	Real estate	Equipment	Total
Personal Banking:
Residential mortgage loans	$577	—	577
Home equity loans	99	—	99
Total Personal Banking	676	—	676

Commercial Banking:
Commercial real estate loans	95,904	1,631	97,535
Commercial loans	3,841	1,854	5,695
Total Commercial Banking	99,745	3,485	103,230

Total	$100,421	3,485	103,906

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2021 (in thousands):

	Real estate	Equipment	Total
Personal Banking:
Residential mortgage loans	$580	—	580
Home equity loans	99	—	99
Total Personal Banking	679	—	679

Commercial Banking:
Commercial real estate loans	119,825	1,705	121,530
Commercial loans	3,973	1,926	5,899
Total Commercial Banking	123,798	3,631	127,429

Total	$124,477	3,631	128,108

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

In March 2020 and August 2020, joint statements were issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, six months is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented. The guidance also provides that these modified loans generally will not be classified as nonaccrual during the term of the modification. For borrowers who are 30 days or more past due when enrolling in a loan modification program related to the COVID-19 pandemic, we evaluate the loan modifications under our existing TDR framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR and will generally not accrue interest. This TDR relief under the CARES Act was extended by the Consolidated Appropriations Act, 2021 (“CAA”), signed into law on December 27, 2020. Under the CAA, such relief will continue until the earlier of 60 days after the date the COVID-19 national emergency comes to an end or January 1, 2022. Certain loan modifications made during the prior year were done in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. Accordingly, these loans were not categorized as TDRs.

ollowing table provides a roll forward of troubled debt restructurings for the periods indicated (dollars in thousands):

	For the quarter ended March 31,
	2022		2021
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	134	$30,288	170	$32,135
New TDRs	—	—	—	—
Re-modified TDRs	1	202	4	922
Net paydowns	—	(1,030)	—	(2,488)
Charge-offs:
Residential mortgage loans	1	(3)	—	—
Paid-off loans:
Residential mortgage loans	1	(201)	—	—
Home equity loans	1	(64)	—	—
Commercial real estate loans	1	(289)	3	(2,384)
Commercial real estate loans - owner occupied	—	—	1	(47)
Commercial loans	—	—	2	(628)
Ending TDR balance:	130	$28,701	164	$27,510
Accruing TDRs		$12,686		$20,120
Nonaccrual TDRs		16,015		7,390

    The following table provides information related to TDRs (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (in thousands):

	For the quarter ended March 31, 2022
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Commercial Banking:
Commercial real estate loans	1	$330	202	11
Total Commercial Banking	1	330	202	11

Total	1	$330	202	11

	For the quarter ended March 31, 2021
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Personal Banking:
Residential mortgage loans	1	$121	117	10
Home equity loans	1	3	2	—
Total Personal Banking	2	124	119	10

Commercial Banking:
Commercial real estate loans	2	812	803	130
Total Commercial Banking	2	812	803	130

Total	4	$936	922	140

The following table provides information as of March 31, 2022 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended March 31, 2022 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Commercial Banking:
Commercial real estate loans	1	$—	—	202	—	202
Total Commercial Banking	1	—	—	202	—	202

Total	1	$—	—	202	—	202

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

The following table provides information related to troubled debt restructurings modified within the previous twelve months of March 31, 2022 that subsequently defaulted:

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Commercial Banking:
Commercial real estate loans	1	$4,167	3,823	—
Total Commercial Banking	1	4,167	3,823	—

Total	1	$4,167	3,823	—

No TDRs modified within the previous twelve months of March 31, 2021 subsequently defaulted.

The following table provides information related to the amortized cost basis of loan payment delinquencies at March 31, 2022 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$24,057	1,950	3,976	29,983	3,091,906	3,121,889	—
Home equity loans	3,867	1,138	2,968	7,973	1,278,547	1,286,520	—
Vehicle loans	4,724	1,324	1,432	7,480	1,539,775	1,547,255	—
Consumer loans	1,319	515	770	2,604	346,122	348,726	420
Total Personal Banking	33,967	4,927	9,146	48,040	6,256,350	6,304,390	420

Commercial Banking:
Commercial real estate loans	2,485	112	21,264	23,861	2,549,680	2,573,541	—
Commercial real estate loans - owner occupied	1,158	—	135	1,293	385,059	386,352	—
Commercial loans	1,268	103	795	2,166	872,585	874,751	—
Total Commercial Banking	4,911	215	22,194	27,320	3,807,324	3,834,644	—
Total loans	$38,878	5,142	31,340	75,360	10,063,674	10,139,034	420

The following table provides information related to the amortized cost basis of loan payment delinquencies at December 31, 2021 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$20,567	5,433	7,641	33,641	2,960,979	2,994,620	—
Home equity loans	3,153	949	4,262	8,364	1,311,567	1,319,931	—
Vehicle loans	5,331	1,487	1,635	8,453	1,475,778	1,484,231	—
Consumer loans	1,205	519	765	2,489	352,028	354,517	331
Total Personal Banking	30,256	8,388	14,303	52,947	6,100,352	6,153,299	331

Commercial Banking:
Commercial real estate loans	16,938	699	23,489	41,126	2,584,355	2,625,481	—
Commercial real estate loans - owner occupied	127	70	574	771	389,232	390,003	—
Commercial loans	193	727	1,105	2,025	845,584	847,609	—
Total Commercial Banking	17,258	1,496	25,168	43,922	3,819,171	3,863,093	—
Total originated loans	$47,514	9,884	39,471	96,869	9,919,523	10,016,392	331

Credit Quality Indicators: For Commercial Banking we categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze loans individually by classifying the loans by credit risk. Credit relationships greater than or equal to $1.0 million classified as special mention or substandard are reviewed quarterly for deterioration or improvement to determine if the loan is appropriately classified. We use the following definitions for risk ratings other than pass:

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

Substandard — Loans classified as substandard are homogeneous loans that are greater than 90 days past due from the required payment date at month-end, loans classified as TDRs or homogenous retail loans that are greater than 180 days past due from the required payment date at month-end that has been written down to the value of underlying collateral, less costs to sell.

Doubtful — Loans classified as doubtful are homogeneous loans that are greater than 180 days past due from the required payment date at month-end and not written down to the value of underlying collateral. These loans are generally charged-off in the month in which the 180 day period elapses.

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator for each portfolio segment as of March 31, 2022 (in thousands):

	YTD March 31, 2022	2021	2020	2019	2018	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$81,603	810,544	585,855	289,202	146,678	1,194,484	—	—	3,108,366
Substandard	—	—	583	375	238	12,327	—	—	13,523
Total residential mortgage loans	81,603	810,544	586,438	289,577	146,916	1,206,811	—	—	3,121,889
Home equity loans
Pass	27,811	145,099	199,289	128,051	60,585	250,728	426,764	42,015	1,280,342
Substandard	—	—	66	303	191	3,507	1,176	935	6,178
Total home equity loans	27,811	145,099	199,355	128,354	60,776	254,235	427,940	42,950	1,286,520
Vehicle loans
Pass	223,063	729,574	260,616	177,605	101,513	52,103	—	—	1,544,474
Substandard	—	541	390	856	531	463	—	—	2,781
Total vehicle loans	223,063	730,115	261,006	178,461	102,044	52,566	—	—	1,547,255
Consumer loans
Pass	28,887	106,849	71,992	40,506	17,879	20,568	59,537	1,470	347,688
Substandard	—	203	103	153	64	80	422	13	1,038
Total consumer loans	28,887	107,052	72,095	40,659	17,943	20,648	59,959	1,483	348,726
Total Personal Banking	361,364	1,792,810	1,118,894	637,051	327,679	1,534,260	487,899	44,433	6,304,390
Business Banking:
Commercial real estate loans
Pass	25,880	324,062	451,209	319,291	249,608	868,339	28,639	9,583	2,276,611
Special mention	—	794	4,070	46,100	1,189	5,206	1,253	—	58,612
Substandard	—	97	8,358	44,165	44,672	133,415	492	7,119	238,318
Total commercial real estate loans	25,880	324,953	463,637	409,556	295,469	1,006,960	30,384	16,702	2,573,541
Commercial real estate loans - owner occupied
Pass	26,504	67,571	18,312	42,419	51,402	145,640	3,839	1,510	357,197
Special mention	—	—	—	647	2,046	722	64	—	3,479
Substandard	—	—	—	4,790	3,457	15,510	—	1,919	25,676
Total commercial real estate loans - owner occupied	26,504	67,571	18,312	47,856	56,905	161,872	3,903	3,429	386,352
Commercial loans
Pass	182,912	163,204	97,395	65,195	24,462	61,417	238,852	5,688	839,125
Special mention	166	180	616	625	386	2	1,302	—	3,277
Substandard	—	246	1,463	3,725	2,616	2,763	11,263	10,273	32,349
Total commercial loans	183,078	163,630	99,474	69,545	27,464	64,182	251,417	15,961	874,751
Total Business Banking	235,462	556,154	581,423	526,957	379,838	1,233,014	285,704	36,092	3,834,644

Total loans	$596,826	2,348,964	1,700,317	1,164,008	707,517	2,767,274	773,603	80,525	10,139,034
    For the quarter ended March 31, 2022, $5.1 million of revolving loans were converted to term loans.

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator for each portfolio segment as of December 31, 2021 (in thousands):

	2021	2020	2019	2018	2017	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$644,862	602,429	304,275	156,639	171,240	1,098,635	—	—	2,978,080
Substandard	138	489	377	538	882	14,116	—	—	16,540
Total residential mortgage loans	645,000	602,918	304,652	157,177	172,122	1,112,751	—	—	2,994,620
Home equity loans
Pass	150,847	210,224	138,661	65,011	61,692	209,959	435,660	40,766	1,312,820
Substandard	—	—	441	60	455	3,820	1,275	1,060	7,111
Total home equity loans	150,847	210,224	139,102	65,071	62,147	213,779	436,935	41,826	1,319,931
Vehicle loans
Pass	801,084	292,804	205,653	119,304	34,546	27,576	—	—	1,480,967
Substandard	387	365	1,141	745	379	247	—	—	3,264
Total vehicle loans	801,471	293,169	206,794	120,049	34,925	27,823	—	—	1,484,231
Consumer loans
Pass	117,856	81,266	47,195	20,595	9,794	12,202	63,025	1,578	353,511
Substandard	213	161	105	64	26	50	357	30	1,006
Total consumer loans	118,069	81,427	47,300	20,659	9,820	12,252	63,382	1,608	354,517
Total Personal Banking	1,715,387	1,187,738	697,848	362,956	279,014	1,366,605	500,317	43,434	6,153,299
Business Banking:
Commercial real estate loans
Pass	306,689	433,219	335,541	263,524	221,450	683,537	26,288	10,179	2,280,427
Special mention	803	1,808	52,513	3,296	1,394	8,529	729	23	69,095
Substandard	—	34,153	44,712	46,045	56,077	89,311	492	5,169	275,959
Total commercial real estate loans	307,492	469,180	432,766	312,865	278,921	781,377	27,509	15,371	2,625,481
Commercial real estate - owner occupied
Pass	69,084	19,452	51,997	60,824	57,676	94,687	2,822	2,707	359,249
Special mention	—	—	—	769	1,959	1,444	856	—	5,028
Substandard	—	—	3,575	2,887	7,840	10,602	—	822	25,726
Total commercial real estate - owner occupied loans	69,084	19,452	55,572	64,480	67,475	106,733	3,678	3,529	390,003
Commercial loans
Pass	224,367	110,171	73,276	27,668	20,748	76,987	262,805	12,301	808,323
Special mention	197	661	812	1,195	50	581	2,234	—	5,730
Substandard	329	4,767	5,102	4,437	1,529	2,116	6,667	8,609	33,556
Total commercial loans	224,893	115,599	79,190	33,300	22,327	79,684	271,706	20,910	847,609
Total Business Banking	601,469	604,231	567,528	410,645	368,723	967,794	302,893	39,810	3,863,093

Total loans	$2,316,856	1,791,969	1,265,376	773,601	647,737	2,334,399	803,210	83,244	10,016,392
    For the year ended December 31, 2021, $27.3 million of revolving loans were converted to term loans.

(4)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
Amortizable intangible assets:
Core deposit intangibles - gross	$74,899	74,899
Acquisitions	—	—
Less: accumulated amortization	(63,320)	(62,158)
Core deposit intangibles - net	$11,579	12,741
Customer and Contract intangible assets - gross	$12,775	12,775
Customer list intangible assets disposed of due to sale of insurance business	—	(1,547)
Less: accumulated amortization	(12,700)	(11,133)
Customer and Contract intangible assets - net	75	95
Total intangible assets - net	$11,654	12,836

The following table shows the actual aggregate amortization expense for the quarters ended March 31, 2022 and 2021, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended March 31, 2022	$1,183
For the quarter ended March 31, 2021	1,594
For the year ending December 31, 2022	4,277
For the year ending December 31, 2023	3,270
For the year ending December 31, 2024	2,452
For the year ending December 31, 2025	1,662
For the year ending December 31, 2026	871
For the year ending December 31, 2027	305

    The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2020	$382,279
Purchase accounting adjustment	77
Goodwill disposed of due to sale of insurance business	(1,359)
Balance at December 31, 2021	380,997
Balance at March 31, 2022	$380,997

We performed our annual goodwill impairment test as of June 30, 2021 in accordance with ASC 350, as updated by ASU 2017-04 (“Step 0”), and concluded that goodwill was not impaired. As of March 31, 2022, there were no events or changes in circumstances that would cause us to update that goodwill impairment test and we have concluded there is no impairment of goodwill.

(5)    Borrowed Funds

    (a)    Borrowings

Borrowed funds at March 31, 2022 and December 31, 2021 are presented in the following table:

	March 31, 2022		December 31, 2021
	Amount	Average rate	Amount	Average rate
Collateralized borrowings, due within one year	$121,436	0.19%	$139,093	0.19%
Total borrowed funds	$121,436		$139,093

Borrowings from the Federal Home Loan Banks (“FHLB”) of Pittsburgh and Indianapolis, if any, are secured by our residential first mortgage and other qualifying loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

    The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250.0 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. The revolving line of credit had no balance as of March 31, 2022 and December 31, 2021.

    At March 31, 2022 and December 31, 2021, collateralized borrowings due within one year were $121.4 million and $139.1 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB.

On September 9, 2020, the Company issued $125.0 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month Secured Overnight Financing Rate (“SOFR”) plus 3.89% payable quarterly in arrears commencing on December 15, 2025. The subordinated debt issuance costs of approximately $1.8 million are being amortized over five years on a straight-line basis into interest expense. At March 31, 2022 and December 31, 2021, subordinated debentures, net of issuance costs, were $123.7 million and $123.6 million, respectively.

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

The following table sets forth a summary of the cumulative trust preferred securities and the junior subordinated debt held by the Trust as of the date listed.

	Maturity date	Interest rate	Capital debt securities	March 31, 2022	December 31, 2021
Northwest Bancorp Capital Trust III	December 30, 2035	3-month LIBOR plus 1.38%	$50,000	$51,547	51,547
Northwest Bancorp Statutory Trust IV	December 15, 2035	3-month LIBOR plus 1.38%	50,000	51,547	51,547
LNB Trust II	June 15, 2037	3-month LIBOR plus 1.48%	7,875	8,119	8,119
UNCT I (1)	January 23, 2034	3-month LIBOR plus 2.85%	8,000	7,956	7,950
UNCT II (1)	November 23, 2034	3-month LIBOR plus 2.00%	3,000	2,748	2,741
MFBC Statutory Trust I (1)	September 15, 2035	3-month LIBOR plus 1.70%	5,000	3,606	3,580
Universal Preferred Trust (1)	October 7, 2035	3-month LIBOR plus 1.69%	5,000	3,596	3,570
				$129,119	129,054
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

(6)    Guarantees

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At March 31, 2022, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $45.7 million, of which $35.9 million is fully collateralized. At March 31, 2022, we had a liability which represents deferred income of $583,000 related to the standby letters of credit.

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

The following table sets forth the computation of basic and diluted EPS (in thousands, except share data and per share amounts):

	Quarter ended March 31,
	2022	2021
Net income	$28,287	40,237
Less: Dividends and undistributed earnings allocated to participating securities	177	—
Net income available to common shareholders	$28,110	40,237

Weighted average common shares outstanding	125,861,738	126,182,409
Add: Participating shares outstanding	791,217	517,615
Total weighted average common shares and dilutive potential shares	126,652,955	126,700,024

Basic earnings per share	$0.22	0.32

Diluted earnings per share	$0.22	0.32

(8)    Pension and Other Post-Retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post-retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended March 31,
	Pension benefits		Other post-retirement benefits
	2022	2021	2022	2021
Service cost	$2,599	2,860	—	—
Interest cost	1,671	1,517	10	4
Expected return on plan assets	(3,864)	(3,465)	—	—
Amortization of prior service cost	(564)	(580)	—	—
Amortization of the net loss	381	1,039	2	4
Net periodic cost	$223	1,371	12	8

    We anticipate making a contribution to our defined benefit pension plan between $0 and $2.0 million during the year ending December 31, 2022.

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

    The carrying amounts reported in the Consolidated Statement of Financial Condition approximate fair value for the following financial instruments: cash and cash equivalents, marketable securities available-for-sale, accrued interest receivable, interest rate lock commitments, forward commitments, interest rate swaps, savings and checking deposits, foreign exchange swaps, risk participation agreements, and accrued interest payable.

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At March 31, 2022 and December 31, 2021, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at March 31, 2022 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,161,006	1,161,006	1,161,006	—	—
Securities available-for-sale	1,442,098	1,442,098	—	1,442,098	—
Securities held-to-maturity	737,730	677,376	—	677,376	—
Loans receivable, net	10,020,467	9,389,401	—	—	9,389,401
Residential mortgage loans held-for-sale	19,272	19,272	—	—	19,272
Accrued interest receivable	26,268	26,268	26,268	—	—
Interest rate lock commitments	1,680	1,680	—	—	1,680
Interest rate swaps not designated as hedging instruments	23,338	23,338	—	23,338	—
FHLB stock	13,318	13,318	—	—	—
Total financial assets	$13,445,177	12,753,757	1,187,274	2,142,812	9,410,353

Financial liabilities:
Savings and checking deposits	$11,068,522	11,068,522	11,068,522	—	—
Time deposits	1,251,878	1,261,070	—	—	1,261,070
Borrowed funds	121,436	121,419	121,419	—	—
Subordinated debt	123,670	123,987	—	123,987	—
Junior subordinated debentures	129,119	115,159	—	—	115,159
Forward commitments	43	43	—	43	—
Foreign exchange swaps	6	6	—	6	—
Interest rate swaps not designated as hedging instruments	23,363	23,363	—	23,363	—
Risk participation agreements	31	31	—	31	—
Accrued interest payable	563	563	563	—	—
Total financial liabilities	$12,718,631	12,714,163	11,190,504	147,430	1,376,229

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at December 31, 2021 (in thousands):

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both March 31, 2022 and December 31, 2021.

    The following table represents assets and liabilities measured at fair value on a recurring basis at March 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	70,652	—	70,652
Government-sponsored enterprises	—	42,865	—	42,865
States and political subdivisions	—	115,000	—	115,000
Total debt securities	—	228,517	—	228,517

Residential mortgage-backed securities:
GNMA	—	15,213	—	15,213
FNMA	—	143,311	—	143,311
FHLMC	—	89,488	—	89,488
Non-agency	—	422	—	422
Collateralized mortgage obligations:
GNMA	—	441,895	—	441,895
FNMA	—	239,181	—	239,181
FHLMC	—	284,071	—	284,071
Total mortgage-backed securities	—	1,213,581	—	1,213,581

Interest rate lock commitments	—	—	1,680	1,680
Interest rate swaps not designated as hedging instruments	—	23,338	—	23,338
Total assets	$—	1,465,436	1,680	1,467,116

Forward commitments	$—	43	—	43
Foreign exchange swaps	—	6	—	6
Interest rate swaps not designated as hedging instruments	—	23,363	—	23,363
Risk participation agreements	—	31	—	31
Total liabilities	$—	23,443	—	23,443

    The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	75,891	—	75,891
Government-sponsored enterprises	—	46,085	—	46,085
States and political subdivisions	—	128,701	—	128,701
Total debt securities	—	250,677	—	250,677

Residential mortgage-backed securities:
GNMA	—	16,510	—	16,510
FNMA	—	160,063	—	160,063
FHLMC	—	100,055	—	100,055
Non-agency	—	431	—	431
Collateralized mortgage obligations:
GNMA	—	492,328	—	492,328
FNMA	—	269,060	—	269,060
FHLMC	—	259,468	—	259,468
Total mortgage-backed securities	—	1,297,915	—	1,297,915

Interest rate lock commitments	—	—	1,684	1,684
Forward commitments	—	371	—	371
Interest rate swaps not designated as hedging instruments	—	31,254	—	31,254
Total assets	$—	1,580,217	1,684	1,581,901

Foreign exchange swaps	$—	341	—	341
Interest rate swaps not designated as hedging instruments	—	31,357	—	31,357
Risk participation agreements	—	60	—	60
Total liabilities	$—	31,758	—	31,758

    The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	For the quarter ended March 31,
	2022	2021
Beginning balance January 1,	$1,684	6,465

Interest rate lock commitments:
Net activity	(4)	(1,405)

Ending balance	$1,680	5,060

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held-for-sale, loans individually assessed, real estate owned, and mortgage servicing rights.

    The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of March 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	7,178	7,178
Mortgage servicing rights	—	—	22	22
Real estate owned, net	—	—	929	929
Total assets	$—	—	8,129	8,129

    The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	46,968	46,968
Mortgage servicing rights	—	—	380	380
Real estate owned, net	—	—	873	873
Total assets	$—	—	48,221	48,221

    Individually Assessed Loans - A loan is considered to be individually assessed as described in Note 1(f) of the Notes to the Consolidated Financial Statements in Item 8 of Part II of our 2021 Annual Report on Form 10-K. We classify loans individually assessed as nonrecurring Level 3.

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
The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2022 (in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	$7,178	Appraisal value (1)	Estimated cost to sell	10.0%
		Discounted cash flow	Discount rate	5.46% to 13.26% (7.25%)

Mortgage servicing rights	22	Discounted cash flow	Annual service cost	$86
			Prepayment rate	7.1% to 18.3% (9.8%)
			Expected life (months)	47.8 to 102.3 (77.1)
			Option adjusted spread	650 basis points
			Forward yield curve	0.23% to 1.92%

Real estate owned, net	929	Appraisal value (1)	Estimated cost to sell	10.0%

Loans held for sale	19,272	Quoted prices for similar loans in active markets adjusted by an expected pull-through rate	Estimated pull-through rate	100.0%
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

The following table presents information regarding our derivative financial instruments for the periods indicated (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At March 31, 2022
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$625,751	23,338	625,751	23,363
Foreign exchange swap agreements	—	—	290	6
Interest rate lock commitments	72,147	1,680	—	—
Forward commitments	—	—	8,078	43
Risk participation agreements	—	—	94,626	31
Total Derivatives	$697,898	25,018	728,745	23,443

At December 31, 2021
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$644,997	31,254	644,997	31,357
Foreign exchange swap agreements	—	—	17,124	341
Interest rate lock commitments	67,473	1,684	—	—
Forward commitments	14,484	371	—	—
Risk participation agreements	—	—	93,135	60
Total derivatives	$726,954	33,309	755,256	31,758
The following table presents income or expense recognized on derivatives for the periods indicated (in thousands):

	For the quarter ended March 31,
	2022	2021
Non-hedging swap derivatives:
Increase in other income	$61	524
Increase in mortgage banking income	418	2,060

(11)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of March 31, 2022, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

    During the year ended December 31, 2018, Northwest and our subsidiary, The Bert Company (doing business as Northwest Insurance Services) (“NWIS”), were involved in a lawsuit against, among others, First National Bank of Pennsylvania (“FNB”) and their insurance subsidiary, First National Insurance Agency, LLC (“FNIA”). All counterclaims against Northwest were discontinued and, in December 2018, a verdict was rendered in favor of NWIS on several of its claims. Post-trial proceedings have continued throughout the current year and, due to the inherent uncertainties with respect to these proceedings, we have not accrued any awards associated with this verdict within our Consolidated Financial Statements as of March 31, 2022.

(12)    Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended March 31, 2022
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2021	$(12,317)	—	(25,312)	(37,629)

Other comprehensive loss before reclassification adjustments (1)	(64,783)	—	—	(64,783)
Amounts reclassified from accumulated other comprehensive income (2) (3)	(1)	—	(131)	(132)

Net other comprehensive loss	(64,784)	—	(131)	(64,915)

Balance as of March 31, 2022	$(77,101)	—	(25,443)	(102,544)

	For the quarter ended March 31, 2021
	Unrealized gains/(losses) on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2020	$16,843	—	(50,392)	(33,549)

Other comprehensive loss before reclassification adjustments (4)	(17,421)	—	—	(17,421)
Amounts reclassified from accumulated other comprehensive income (5) (6)	(75)	—	333	258

Net other comprehensive (loss)/income	(17,496)	—	333	(17,163)

Balance as of March 31, 2021	$(653)	—	(50,059)	(50,712)
(1)Consists of unrealized holding losses, net of tax of $18,877.
(2)Consists of realized gains, net of tax of $0.
(3)Consists of realized gains, net of tax of $50.
(4)Consists of unrealized holding losses, net of tax $5,981.
(5)Consists of realized gains, net of tax $22.
(6)Consists of realized losses, net of tax of ($129).

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
•     our ability to manager our internal growth and our ability to successfully integrate acquired entities, businesses or branch offices;
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
•     changes in the financial performance and/or condition of our borrowers; and
•    the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) and other accounting standard setters;
•    changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
•    our ability to access cost-effective funding;
•    the effect of global or national war, conflict, or terrorism;
•    our ability to manage market risk, credit risk and operational risk in the current economic environment;
•    our ability to retain key employees; and
•    our compensation expense associated with equity allocated or aware to our employees.

Overview of Critical Accounting Policies Involving Estimates

Please refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2021 Annual Report on Form 10-K.

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

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform.” This ASU provides amendments, which are elective, and apply to all entities that have derivative instruments that use an interest rate for margining, discounting or contract price alignment of certain derivative instruments that are modified as a result of the reference rate reform. This guidance is effective as of the date of issuance through December 31, 2022. We are currently in the process of evaluating the amendments and determining the impact on our financial statements.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure.” This ASU eliminates the accounting guidance for troubled debt restructurings, while enhancing disclosure requirements for certain loan modifications when a borrower is experiencing financial difficulty. This ASU also requires the disclosure of current period gross write-offs by year for origination for financing receivables. This guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those years, with early adoption permitted. This ASU is applied prospectively to modifications and write-offs beginning on the first day of the fiscal year of adoption. An entity may elect to adopt a modified retrospective transition method on the recognition and measurement of the TDR guidance. We are currently in the process of evaluating the ASU and determining the impact on our financial statements.

Comparison of Financial Condition

Total assets at March 31, 2022 were $14.411 billion, a decrease of $90.3 million, or 0.6%, from $14.502 billion at December 31, 2021. This decrease in assets was due to a decrease in marketable securities as well as a decrease in total cash and cash equivalents, partially offset by an increase in loans receivable, as described in further detail below.

Total cash and cash equivalents decreased by $118.3 million, or 9.2%, to $1.161 billion at March 31, 2022 from $1.279 billion at December 31, 2021. This decrease was driven by the purchase of a $72.7 million small business equipment finance pool and a $138.1 million one-to four-family jumbo mortgage package during March.

Total marketable securities decreased by $136.9 million, or 5.9%, to $2.180 billion at March 31, 2022 from $2.317 billion at December 31, 2021. This decrease was primarily due to the $106.5 million decrease in available-for-sale marketable securities primarily as a result of the rising interest rate environment which negatively impacted the fair market value.

Total loans receivable increased by $122.6 million, or 1.2%, to $10.139 billion at March 31, 2022, from $10.016 billion at December 31, 2021. This increase was due to the purchase of the loan pools described above, as well as continued growth of consumer indirect auto loans, which increased by $63.0 million, or 4.2%, to $1.547 billion at March 31, 2022 compared to $1.484 billion at December 31, 2021. These increases were offset by decreases across all other portfolios due to loan paydowns and payoffs, including $32.1 million of PPP loan forgiveness, outpacing originations.

     Total deposits increased by $19.2 million, or 0.2%, to $12.320 billion at March 31, 2022 from $12.301 billion at December 31, 2021. This increase was primarily due to increases in savings and money market deposits of $114.4 million, or 2.3%. These increases were primarily the result of customers reinvesting time deposit maturities and annual tax refunds. Partially offsetting this increase was a decrease in time deposits of $75.7 million, or 5.7%, as customers continue to move funds from term products to checking and savings accounts.

Total shareholders’ equity at March 31, 2022 was $1.524 billion, or $12.03 per share, a decrease of $60.1 million, or 3.8%, from $1.584 billion, or $12.51 per share, at December 31, 2021. This decrease was primarily the result of an increase in accumulated other comprehensive loss of $64.9 million due to an increase in unrealized losses in the investment portfolio, as well as a payment of cash dividends of $25.3 million for the three months ended March 31, 2022. This decrease was partially offset by quarterly earnings of $28.3 million.

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

    Applicable rules limit an organization’s capital distributions and certain discretionary bonus payments if the organization does not hold a “capital conservation buffer” consisting of 2.5% of Total, Tier 1 and Common Equity Tier 1 (“CET1”) capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

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

	At March 31, 2022
	Actual		Minimum capital requirements (1)		Well capitalized requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,687,337	16.891%	$1,048,912	10.500%	$998,964	10.000%
Northwest Bank	1,420,908	14.238%	1,047,877	10.500%	997,978	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,480,958	14.825%	849,119	8.500%	799,171	8.000%
Northwest Bank	1,338,199	13.409%	848,281	8.500%	798,382	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,355,828	13.572%	699,275	7.000%	649,327	6.500%
Northwest Bank	1,338,199	13.409%	698,585	7.000%	648,686	6.500%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,480,958	10.431%	567,907	4.000%	709,884	5.000%
Northwest Bank	1,338,199	9.428%	567,749	4.000%	709,686	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

	At December 31, 2021
	Actual		Minimum capital requirements (1)		Well capitalized requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,682,487	17.056%	$1,035,786	10.500%	$986,463	10.000%
Northwest Bank	1,551,084	15.738%	1,034,819	10.500%	985,542	10.000%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,475,190	14.954%	838,494	8.500%	789,170	8.000%
Northwest Bank	1,467,362	14.889%	837,711	8.500%	788,434	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,350,125	13.687%	690,524	7.000%	641,201	6.500%
Northwest Bank	1,467,362	14.889%	689,879	7.000%	640,602	6.500%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,475,190	10.349%	570,160	4.000%	712,699	5.000%
Northwest Bank	1,467,362	10.296%	570,047	4.000%	712,558	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest Bank’s liquidity ratio at March 31, 2022 was 19.2%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At March 31, 2022, Northwest had $3.526 billion of additional borrowing capacity available with the FHLB, including $250.0 million on an overnight line of credit which had no balance at March 31, 2022, as well as $91.4 million of borrowing capacity available with the Federal Reserve Bank and $110.0 million with three correspondent banks.

Dividends

We paid $25.3 million and $24.1 million in cash dividends during the quarters ended March 31, 2022 and 2021, respectively. The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) was 90.9% and 59.4% for the quarters ended March 31, 2022 and March 31, 2021, respectively, on dividends of $0.20 per share for the quarter ended March 31, 2022 and $0.19 per share for the quarter ended March 31, 2021. On April 25, 2022, the Board of Directors declared a cash dividend of $0.20 per share payable on May 16, 2022 to shareholders of record as of May 5, 2022. This represents the 110th consecutive quarter we have paid a cash dividend.

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

	March 31, 2022	December 31, 2021
	(in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$3,976	7,641
Home equity loans	2,968	4,262
Vehicle loans	1,432	1,635
Other consumer loans	770	765
Commercial real estate loans	21,264	23,489
Commercial real estate - owner occupied	135	574
Commercial loans	795	1,105
Total loans 90 days or more past due	$31,340	39,471
Total real estate owned (REO)	$929	873
Total loans 90 days or more past due and REO	32,269	40,344
Total loans 90 days or more past due to net loans receivable	0.31%	0.40%
Total loans 90 days or more past due and REO to total assets	0.22%	0.28%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	$30,920	39,140
Nonaccrual loans - loans less than 90 days past due	93,241	119,331
Loans 90 days or more past due still accruing	420	331
Total nonperforming loans	124,581	158,802
Total nonperforming assets	$125,510	159,675
Total nonaccrual loans to total loans	1.22%	1.59%
Nonaccrual TDR loans (1)	$16,015	17,216
Accruing TDR loans	12,686	13,072
Total TDR loans	$28,701	30,288
(1)Included in nonaccrual loans above.

Allowance for Credit Losses

We adopted CECL on January 1, 2020, as further described in Note 1(f) of the Notes to the Consolidated Financial Statements in Item 8 of Part II of our 20210 Annual Report on Form 10-K. Our Board of Directors has adopted an “Allowance for Credit Losses” policy designed to provide management with a systematic methodology for determining and documenting the allowance for credit losses each reporting period. This methodology was developed to provide a consistent process to ensure that the allowance for credit losses is in conformity with GAAP, our policies and procedures and other supervisory and regulatory guidelines.

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

The credit losses for individually assessed loans along with the estimated loss for each homogeneous pool are consolidated into one summary document. This summary schedule along with the support documentation used to establish this schedule is presented to management’s Allowance for Credit Loss Committee (“ACL Committee”) monthly. The ACL Committee reviews and approves the processes and ACL documentation presented. Based on this review and discussion, the appropriate amount of ACL is estimated and any adjustments to reconcile the actual ACL with this estimate are determined. The ACL Committee also considers if any changes to the methodology are needed. In addition to the ACL Committee’s review and approval, a review is performed by the Risk Management Committee of the Board of Directors on a quarterly basis and annually by internal audit.

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

     We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness. As part of the analysis as of March 31, 2022, we considered the most recent economic conditions and forecasts available which incorporated the impact of material recent economic events. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL decreased by $2.9 million, or 2.9%, to $99.3 million, or 0.98% of total loans at March 31, 2022 from $102.2 million, or 1.02% of total loans, at December 31, 2021. Total classified loans decreased $43.3 million, or 11.9%, to $319.9 million at March 31, 2022 from $363.2 million at December 31, 2021. This decrease was primarily due to the upgrade and payoff of loans in our commercial real estate portfolio during the current quarter.

We also consider how the levels of nonaccrual loans and historical charge-offs have influenced the required amount of allowance for credit losses. Nonaccrual loans of $124.2 million, or 1.22% of total loans receivable at March 31, 2022, decreased by $34.3 million, or 21.7%, from $158.5 million, or 1.59% of total loans receivable at December 31, 2021. This decrease was primarily related to upgrades to loans within our commercial real estate portfolio. As a percentage of average loans, annualized net charge-offs decreased to 0.06% for the quarter ended March 31, 2022 compared to 0.20% for the year ended December 31, 2021.

Comparison of Operating Results for the Quarters Ended March 31, 2022 and 2021

Net income for the quarter ended March 31, 2022 was $28.3 million, or $0.22 per diluted share, a decrease of $12.0 million, or 29.7%, from net income of $40.2 million, or $0.32 per diluted share, for the quarter ended March 31, 2021. The decrease in net income primarily resulted from a decrease in net interest income of $9.8 million, or 9.8% and a decrease in noninterest income of $6.2 million, or 19.4%. Partially offsetting these changes was a decrease in the negative provision for credit losses of $4.1 million, or 73.6%, a decrease in noninterest expense of $4.2 million, or 4.9%, and a $4.0 million, or 34.4%, decrease in income tax expense. Net income for the quarter ended March 31, 2022 represents annualized returns on average equity and average assets of 7.17% and 0.80%, respectively, compared to 10.61% and 1.17% for the same quarter last year. A further discussion of notable changes follows.

Interest Income

    Total interest income decreased $11.6 million, or 10.7%, to $96.4 million for the quarter ended March 31, 2022 from $108.0 million for the quarter ended March 31, 2021. This decrease is due to a decrease in the average yield earned on interest-earning assets to 2.91% for the quarter ended March 31, 2022 from 3.40% for the quarter ended March 31, 2021 due to the continued low interest rate environment. Offsetting this decrease in average yield earned was an increase in the average balance of interest-earning assets by $565.2 million, or 4.4%, to $13.450 billion for the quarter ended March 31, 2022 from $12.885 billion for the quarter ended March 31, 2021, which was primarily driven by growth in the mortgage-backed securities portfolio.

    Interest income on loans receivable decreased by $14.1 million, or 13.8%, to $88.2 million for the quarter ended March 31, 2022 compared to $102.3 million for the quarter ended March 31, 2021. This decrease in interest income was due to decreases in both the average balance of loans receivable and the average yield on loans receivable. The average balance of loans receivable decreased $507.7 million, or 4.9%, to $9.899 billion for the quarter ended March 31, 2022 from $10.406 billion for the quarter ended March 31, 2021 due to slower loan demand and $361.3 million of PPP loan forgiveness since March 31 of last year. The average yield on loans receivable decreased to 3.61% for the quarter ended March 31, 2022 from 3.99% for the quarter ended March 31, 2021, due to the decrease in market interest rates. Also, included in loan interest income for the current quarter is just $1.2 million of accretion related to PPP fees, net of origination costs, compared to $4.8 million in the first quarter last year.

    Interest income on mortgage-backed securities increased by $2.2 million, or 51.4%, to $6.4 million for the quarter ended March 31, 2022 compared to $4.2 million for the quarter ended March 31, 2021. This increase was driven by an increase in the average balance of mortgage-backed securities of $620.6 million, or 46.9%, to $1.945 billion for the quarter ended March 31, 2022 from $1.325 billion for the quarter ended March 31, 2021. This increase in average balance was primarily a result of additional purchases utilizing excess cash from deposit growth during the past year. The average yield on mortgage-backed securities remained relatively consistent, increasing slightly to 1.31% for the quarter ended March 31, 2022 from 1.27% for the quarter ended March 31, 2021.

    Interest income on investment securities increased by $142,000, or 11.7%, for the quarter ended March 31, 2022 to $1.4 million from $1.2 million for the quarter ended March 31, 2021. This increase was due to an increase in the average balance of investment securities by $42.3 million, or 12.8%, to $373.7 million for the quarter ended March 31, 2022 from $331.4 million for the quarter ended March 31, 2021. The average balance of investment securities increased due to the utilization of excess funds from deposit growth. The average yield on investment securities remained consistent, decreasing slightly to 1.45% for the quarter ended March 31, 2022 from 1.46% for the quarter ended March 31, 2021.

    Dividends on FHLB stock decreased by $35,000, or 30.2%, to $81,000 for the quarter ended March 31, 2022 from $116,000 for the quarter ended March 31, 2021. This decrease was due to the decrease in the average balance of FHLB stock. The average balance of FHLB stock decreased by $7.9 million, or 36.4%, to $13.9 million for the quarter ended March 31, 2022 from $21.8 million for the quarter ended March 31, 2021. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB. The average yield increased to 2.38% for the quarter ended March 31, 2022 from 2.17% for the quarter ended March 31, 2021.

    Interest income on interest-earning deposits increased by $284,000, or 155.2%, to $467,000 for the quarter ended March 31, 2022 from $183,000 for the quarter ended March 31, 2021. The average balance of interest-earning deposits increased by $417.8 million, or 52.2%, to $1.2 billion for the quarter ended March 31, 2022 from $801.1 million for the quarter ended March 31, 2021 due to excess liquidity from loan paydowns and payoffs as well as PPP loan forgiveness. Also contributing to this increase was an increase in the average yield on interest-earning deposits to 0.15% for the quarter ended March 31, 2022 from 0.09% for the quarter ended March 31, 2021.

Interest Expense

Interest expense decreased by $1.8 million, or 23.2%, to $5.8 million for the quarter ended March 31, 2022 from $7.6 million for the quarter ended March 31, 2021. This decrease in interest expense was primarily due to the decline in the average cost of interest-bearing liabilities, which decreased to 0.25% for the quarter ended March 31, 2022 from 0.33% for the quarter ended March 31, 2021. This decrease resulted from decreases in the interest rate paid on deposits in response to decreases in market interest rates. Partially offsetting this decrease was an increase in the average balance of interest-bearing liabilities by $180.2 million, or 1.9%, to $9.559 billion for the quarter ended March 31, 2022 from $9.378 billion for the quarter ended March 31, 2021. This increase in the average balance resulted from growth in deposits.

Net Interest Income

Net interest income decreased by $9.8 million, or 9.8%, to $90.6 million for the quarter ended March 31, 2022 from $100.5 million for the quarter ended March 31, 2021. This decrease is attributable to the factors discussed above. Our interest rate spread decreased to 2.66% for the quarter ended March 31, 2022 from 3.07% for the quarter ended March 31, 2021 and our net interest margin decreased to 2.73% for the quarter ended March 31, 2022 from 3.16% for the quarter ended March 31, 2021 primarily due to declining interest-earning asset yields as well as the increased weighting of cash and investments as a percentage of total assets.

Provision for Credit Losses

    The negative provision for credit losses decreased by $4.1 million, or 73.6%, to a current period credit of $1.5 million for the quarter ended March 31, 2022 compared to a negative provision of $5.6 million for the quarter ended March 31, 2021. The current period negative provision was driven by continued improvements in asset quality and classified loans, as described above. The negative provision in the prior year was driven by the release of the previously outsized allowance for credit losses established during the COVID-19 pandemic.

    In determining the amount of the current period provision, we considered current and forecasted economic conditions, including but not limited to improvements in unemployment levels, expected economic growth, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled “Allowance for Credit Losses.” The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at March 31, 2022.

Noninterest Income

Noninterest income decreased by $6.2 million, or 19.4%, to $25.7 million for the quarter ended March 31, 2022 from $32.0 million for the quarter ended March 31, 2021. This decrease was primarily due to a decrease in mortgage banking income of $4.6 million, or 75.7%, to $1.5 million for the quarter ended March 31, 2022 from $6.0 million for the quarter ended March 31, 2021 due to the impact of less favorable pricing in the secondary market. In addition, insurance commission income decreased by $2.5 million, or 100.0%, for the quarter ended March 31, 2022 due to the sale of the insurance business during the second quarter of 2021. Partially offsetting these decreases was an increase in service charges and fees of $673,000, or 5.4%, as customer activity increased in 2022 after COVID-19 restricted behavior in the prior year. In addition, trust and other financial services income increased $528,000, or 8.1%, due to successful growth in wealth management relationships.

Noninterest Expense

Noninterest expense decreased by $4.2 million, or 4.9%, to $81.9 million for the quarter ended March 31, 2022 from $86.2 million for the quarter ended March 31, 2021. This decrease was due to a decline in a majority of the noninterest expense categories. Professional services decreased $2.0 million, or 43.8%, to $2.6 million for the quarter ended March 31, 2022 from $4.6 million for the quarter ended March 31, 2021 due to the use of third-party experts to recruit talent and assist with our digital strategy rollout in the prior year. Premises and occupancy costs decreased $1.0 million, or 11.5%, to $7.8 million for the quarter ended March 31, 2022 from $8.8 million for the quarter ended March 31, 2021 due primarily to the cost savings from the prior year branch optimization initiative. In addition, there was an decrease in other expenses of $1.0 million for the quarter ended March 31, 2022 due primarily due to the increase in the discount rate used to calculate our pension liability and related pension expense. Partially offsetting these decreases was a $1.4 million increase in merger, asset disposition and restructuring expense as a result of the branch optimization initiative announced during the fourth quarter of 2021.

Income Taxes

The provision for income taxes decreased by $4.0 million, or 34.4%, to $7.6 million for the quarter ended March 31, 2022 from $11.6 million for the quarter ended March 31, 2021. This decrease in income taxes was due to a decrease in income before taxes in the current year. We anticipate our effective tax rate to be between 21.0% and 23.0% for the year ending December 31, 2022.

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

	Quarter ended March 31,
	2022			2021
	Average balance	Interest	Avg. yield/ cost (i)	Average balance	Interest	Avg. yield/ cost (i)
Assets
Interest-earning assets:
Residential mortgage loans	$2,980,788	25,542	3.43%	$3,007,439	26,366	3.51%
Home equity loans	1,293,986	11,472	3.60%	1,432,009	12,815	3.63%
Consumer loans	1,799,037	14,907	3.36%	1,463,284	14,566	4.04%
Commercial real estate loans	3,000,204	29,757	3.97%	3,313,892	38,471	4.64%
Commercial loans	824,770	6,897	3.34%	1,189,812	10,566	3.55%
Loans receivable (a) (b) (d) (includes FTE adjustments of $401 and $600, respectively)	9,898,785	88,575	3.63%	10,406,436	102,784	4.01%
Mortgage-backed securities (c)	1,945,173	6,360	1.31%	1,324,558	4,200	1.27%
Investment securities (c) (d) (includes FTE adjustments of $189 and $254, respectively)	373,694	1,540	1.65%	331,358	1,381	1.67%
FHLB stock, at cost	13,870	81	2.38%	21,811	116	2.17%
Other interest-earning deposits	1,218,960	467	0.15%	801,119	183	0.09%
Total interest-earning assets (includes FTE adjustments of $590 and $854, respectively)	13,450,482	97,023	2.93%	12,885,282	108,664	3.42%
Noninterest-earning assets (e)	973,092			1,102,477
Total assets	$14,423,574			$13,987,759

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$2,334,494	592	0.10%	$2,118,030	625	0.12%
Interest-bearing demand deposits	2,875,430	321	0.05%	2,783,429	429	0.06%
Money market deposit accounts	2,668,105	653	0.10%	2,497,495	657	0.11%
Time deposits	1,292,608	2,185	0.69%	1,583,525	3,803	0.97%
Borrowed funds (f)	135,289	158	0.47%	143,806	154	0.43%
Subordinated debentures (g)	123,608	1,250	4.05%	123,357	1,258	4.14%
Junior subordinated debentures	129,077	651	2.02%	128,817	642	1.99%
Total interest-bearing liabilities	9,558,611	5,810	0.25%	9,378,459	7,568	0.33%
Noninterest-bearing demand deposits (h)	3,060,698			2,805,206
Noninterest-bearing liabilities	203,537			265,667
Total liabilities	12,822,846			12,449,332
Shareholders’ equity	1,600,728			1,538,427
Total liabilities and shareholders’ equity	$14,423,574			$13,987,759
Net interest income/Interest rate spread		91,213	2.68%		101,096	3.09%
Net interest-earning assets/Net interest margin	$3,891,871		2.75%	$3,506,823		3.18%
Ratio of interest-earning assets to interest- bearing liabilities	1.41X			1.37X
(a)Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.
(b)Interest income includes accretion/amortization of deferred loan fees/expenses, which were not material.
(c)Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.
(d)Interest income on tax-free investment securities and tax-free loans are presented on a fully taxable equivalent (“FTE”) basis.
(e)Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.
(f)Average balances include FHLB borrowings and collateralized borrowings.
(g)On September 9, 2020, the Company issued $125.0 million of 4.00% fixed-to-floating rate subordinated notes with a maturity of September 15, 2030.
(h)Average cost of deposits were 0.12% and 0.19%, respectively.
(i)Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 3.61% and 3.99%, respectively; investment securities — 1.45% and 1.46%, respectively; interest-earning assets — 2.91% and 3.40%, respectively. GAAP basis net interest rate spreads were 2.66% and 3.07%, respectively; and GAAP basis net interest margins were 2.73% and 3.16%, respectively.

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

	For the quarter ended March 31, 2022 vs. 2021
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$(9,666)	(4,543)	(14,209)
Mortgage-backed securities	130	2,030	2,160
Investment securities	(16)	175	159
FHLB stock, at cost	11	(46)	(35)
Other interest-earning deposits	124	160	284
Total interest-earning assets	(9,417)	(2,224)	(11,641)

Interest-bearing liabilities:
Savings deposits	(88)	55	(33)
Interest-bearing demand deposits	(118)	10	(108)
Money market deposit accounts	(46)	42	(4)
Time deposits	(1,126)	(492)	(1,618)
Borrowed funds	14	(10)	4
Subordinated debt	(28)	20	(8)
Junior subordinated debentures	8	1	9
Total interest-bearing liabilities	(1,384)	(374)	(1,758)

Net change in net interest income	$(8,033)	(1,850)	(9,883)

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at March 31, 2022 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from March 31, 2022 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/(decrease) in net interest income	1.1%	1.7%	2.2%	(4.2%)
Projected percentage increase/(decrease) in net income	3.1%	4.9%	6.6%	(11.4%)
Projected increase/(decrease) in return on average equity	3.0%	4.7%	6.3%	(11.1%)
Projected increase/(decrease) in earnings per share	$0.02	$0.04	$0.05	$(0.10)
Projected percentage increase/(decrease) in market value of equity	(5.0%)	(10.2%)	(15.3%)	1.6%

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

Item 4.        CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective.

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

Item 1A.    RISK FACTORS

    Except as previously disclosed, there have been no material updates or additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)       Not applicable.
b)       Not applicable.
c)    On December 13, 2012, the Board of Directors approved a program that authorizes the repurchase of approximately 5,000,000 shares of common stock. This program does not have an expiration date. During the quarter ended March 31, 2022, there were no shares of common stock repurchased and there are a maximum of 2,261,130 remaining shares that can be purchased under the current repurchase program.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION

Not applicable.

Item 6.        EXHIBITS

10.1
Northwest Bancshares, Inc. 2022 Equity Incentive Plan (incorporated by reference to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 10, 2022 (file no. 001-34582)).

10.2	Northwest Bank Annual Performance Award Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	May 6, 2022	By:	/s/ Ronald J. Seiffert
Ronald J. Seiffert
Chairman, President and Chief Executive Officer
(Duly Authorized Officer)

Date:	May 6, 2022	By:	/s/ Jeffrey J. Maddigan
Jeffrey J. Maddigan
Executive Vice President, Finance, Accounting and Corporate Treasurer
(Principal Accounting Officer)