Form 10-Q
period 2022-06-30
Northwest Bancshares, Inc.
filed 2022-08-05
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
 OR
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
Common Stock ($0.01 par value), 126,876,036 shares outstanding as of July 31, 2022.

NORTHWEST BANCSHARES, INC.

Item 1.        FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$504,532	1,279,259
Marketable securities available-for-sale (amortized cost of $1,516,743 and $1,565,002, respectively)	1,364,743	1,548,592
Marketable securities held-to-maturity (fair value of $835,565 and $751,513, respectively)	923,180	768,154
Total cash and cash equivalents and marketable securities	2,792,455	3,596,005

Loans held-for-sale	31,153	25,056
Loans held for investment	10,401,671	9,991,336
Allowance for credit losses	(98,355)	(102,241)
Loans receivable, net	10,334,469	9,914,151

FHLB stock, at cost	13,362	14,184
Accrued interest receivable	27,708	25,599
Real estate owned, net	1,205	873
Premises and equipment, net	146,869	156,524
Bank-owned life insurance	254,109	256,213
Goodwill	380,997	380,997
Other intangible assets, net	10,538	12,836
Other assets	192,983	144,126
Total assets	$14,154,695	14,501,508

Liabilities and shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$3,058,249	3,099,526
Interest-bearing demand deposits	2,858,691	2,940,442
Money market deposit accounts	2,631,712	2,629,882
Savings deposits	2,362,725	2,303,760
Time deposits	1,155,878	1,327,555
Total deposits	12,067,255	12,301,165

Borrowed funds	130,490	139,093
Subordinated debt	113,666	123,575
Junior subordinated debentures	129,184	129,054
Advances by borrowers for taxes and insurance	55,622	44,582
Accrued interest payable	1,725	1,804
Other liabilities	162,214	178,664
Total liabilities	12,660,156	12,917,937

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 126,881,766 and 126,612,183 shares issued and outstanding, respectively	1,269	1,266
Additional paid-in capital	1,015,349	1,010,405
Retained earnings	620,551	609,529
Accumulated other comprehensive loss	(142,630)	(37,629)
Total shareholders’ equity	1,494,539	1,583,571
Total liabilities and shareholders’ equity	$14,154,695	14,501,508
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except share data)

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest income:
Loans receivable	$95,574	95,255	183,748	197,573
Mortgage-backed securities	7,158	5,680	13,518	9,880
Taxable investment securities	715	693	1,392	1,327
Tax-free investment securities	683	594	1,357	1,169
FHLB stock dividends	82	138	163	254
Interest-earning deposits	1,684	192	2,151	375
Total interest income	105,896	102,552	202,329	210,578
Interest expense:
Deposits	3,341	4,773	7,092	10,287
Borrowed funds	2,290	2,050	4,349	4,104
Total interest expense	5,631	6,823	11,441	14,391
Net interest income	100,265	95,729	190,888	196,187
Provision for credit losses	2,629	—	1,148	(5,620)
Net interest income after provision for credit losses	97,636	95,729	189,740	201,807
Noninterest income:
Loss on sale of investments	(3)	(105)	(5)	(126)
Service charges and fees	13,673	12,744	26,740	25,138
Trust and other financial services income	7,461	7,435	14,473	13,919
Insurance commission income	—	1,043	—	3,589
Gain on real estate owned, net	291	166	262	124
Income from bank-owned life insurance	2,008	1,639	3,991	3,375
Mortgage banking income	2,157	3,811	3,622	9,831
Gain on sale of insurance business	—	25,327	—	25,327
Other operating income	4,861	2,648	7,105	5,484
Total noninterest income	30,448	54,708	56,188	86,661
Noninterest expense:
Compensation and employee benefits	48,073	48,894	94,990	96,133
Premises and occupancy costs	7,280	7,410	15,077	16,224
Office operations	3,162	3,317	6,545	6,482
Collections expense	403	303	923	919
Processing expenses	12,947	15,151	25,495	28,607
Marketing expenses	2,047	2,101	4,175	4,081
Federal deposit insurance premiums	1,130	1,353	2,259	2,660
Professional services	3,333	4,231	5,906	8,813
Amortization of intangible assets	1,115	1,433	2,298	3,027
Real estate owned expense	72	85	109	160
Merger, asset disposition and restructuring expense	—	632	1,374	641
Other expenses	5,245	1,422	7,600	4,776
Total noninterest expense	84,807	86,332	166,751	172,523
Income before income taxes	43,277	64,105	79,177	115,945
Federal and state income taxes expense	9,851	15,138	17,464	26,741
Net income	$33,426	48,967	61,713	89,204
Basic earnings per share	$0.26	0.38	0.49	0.70
Diluted earnings per share	$0.26	0.38	0.49	0.70
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$33,426	48,967	61,713	89,204
Other comprehensive income net of tax:
Net unrealized holding gains/(losses) on marketable securities:
Unrealized holding gains/(losses), net of tax of $11,973, ($1,245), $30,850, and $4,736, respectively	(39,954)	4,322	(104,737)	(13,099)
Reclassification adjustment for gains included in net income, net of tax of $0, $43, $0, and $65, respectively	(1)	(136)	(2)	(211)
Net unrealized holding gains/(losses) on marketable securities	(39,955)	4,186	(104,739)	(13,310)

Defined benefit plan:
Actuarial reclassification adjustments for prior period service costs and actuarial (gains)/losses included in net income, net of tax of $51, ($128), $101, and ($258), respectively	(131)	334	(262)	667

Other comprehensive (loss)/income	(40,086)	4,520	(105,001)	(12,643)

Total comprehensive (loss)/income	$(6,660)	53,487	(43,288)	76,561
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended June 30, 2022	Shares	Amount
Beginning balance at March 31, 2022	126,686,373	$1,267	1,012,308	612,481	(102,544)	1,523,512

Comprehensive income:
Net income	—	—	—	33,426	—	33,426

Other comprehensive loss, net of tax of $12,024	—	—	—	—	(40,086)	(40,086)

Total comprehensive income/(loss)	—	—	—	33,426	(40,086)	(6,660)

Exercise of stock options	139,795	1	1,618	—	—	1,619

Stock-based compensation expense	65,155	2	1,422	—	—	1,424

Stock-based compensation forfeited	(9,557)	(1)	1	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(25,356)	—	(25,356)

Ending balance at June 30, 2022	126,881,766	$1,269	1,015,349	620,551	(142,630)	1,494,539

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Quarter ended June 30, 2021	Shares	Amount
Beginning balance at March 31, 2021	127,222,648	$1,272	1,018,822	571,612	(50,712)	1,540,994

Comprehensive income:
Net income	—	—	—	48,967	—	48,967

Other comprehensive income, net of tax of ($1,331)	—	—	—	—	4,520	4,520

Total comprehensive income	—	—	—	48,967	4,520	53,487

Exercise of stock options	418,916	4	5,102	—	—	5,106

Stock-based compensation expense	320,755	3	1,715	—	—	1,718

Share repurchases	(34,460)	—	(465)	—	—	(465)

Stock-based compensation forfeited	(19,974)	—	—	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(25,479)	—	(25,479)

Ending balance at June 30, 2021	127,907,885	$1,279	1,025,174	595,100	(46,192)	1,575,361
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Six months ended June 30, 2022	Shares	Amount
Beginning balance at December 31, 2021	126,612,183	$1,266	1,010,405	609,529	(37,629)	1,583,571

Comprehensive income:
Net income	—	—	—	61,713	—	61,713

Other comprehensive loss, net of tax of $30,951	—	—	—	—	(105,001)	(105,001)

Total comprehensive income/(loss)	—	—	—	61,713	(105,001)	(43,288)

Exercise of stock options	241,408	2	2,822	—	—	2,824

Stock-based compensation expense	75,377	2	2,121	—	—	2,123

Stock-based compensation forfeited	(47,202)	(1)	1	—	—	—

Dividends paid ($0.40 per share)	—	—	—	(50,691)	—	(50,691)

Ending balance at June 30, 2022	126,881,766	$1,269	1,015,349	620,551	(142,630)	1,494,539

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Six months ended June 30, 2021	Shares	Amount
Beginning balance at December 31, 2020	127,019,452	$1,270	1,015,502	555,480	(33,549)	1,538,703

Comprehensive income:
Net income	—	—	—	89,204	—	89,204

Other comprehensive loss, net of tax of $4,543	—	—	—	—	(12,643)	(12,643)

Total comprehensive income/(loss)	—	—	—	89,204	(12,643)	76,561

Exercise of stock options	986,345	10	12,023	—	—	12,033

Stock-based compensation expense	322,685	3	2,676	—	—	2,679

Stock-based compensation forfeited	(32,585)	—	—	—	—	—

Share repurchases	(388,012)	(4)	(5,027)	—	—	(5,031)

Dividends paid ($0.39 per share)	—	—	—	(49,584)	—	(49,584)

Ending balance at June 30, 2021	127,907,885	$1,279	1,025,174	595,100	(46,192)	1,575,361
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six months ended June 30,
	2022	2021
Operating activities:
Net income	$61,713	89,204
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,148	(5,620)
Net gain on sale of assets	(625)	(570)
Mortgage banking activity	(2,660)	(13,818)
Gain on sale of insurance business	—	(25,327)
Net depreciation, amortization and accretion	2,860	3,058
(Increase)/decrease in other assets	(23,489)	26,603
Decrease in other liabilities	(16,891)	(18,261)
Net amortization on marketable securities	2,783	4,040
Noncash compensation expense related to stock benefit plans	2,123	2,679
Noncash write-down of real estate owned	41	128
Deferred income tax expense	2,256	900
Origination of loans held-for-sale	(225,091)	(420,530)
Proceeds from sale of loans held-for-sale	222,662	462,522
Net cash provided by operating activities	26,830	105,008

Investing activities:
Purchase of marketable securities held-to-maturity	(212,892)	(479,165)
Purchase of marketable securities available-for-sale	(102,178)	(509,499)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	57,254	18,261
Proceeds from maturities and principal reductions of marketable securities available-for-sale	148,260	225,823
Proceeds from sale of marketable securities available-for-sale	—	61,748
Proceeds from bank-owned life insurance	2,553	3,984
Loan originations	(2,158,246)	(2,056,750)
Loan purchases	(304,163)	—
Proceeds from loan maturities and principal reductions	2,054,203	2,292,701
Net proceeds/(redemptions) of FHLB stock	822	(1,539)
Proceeds from sale of real estate owned	424	1,431
Proceeds from sale of real estate owned for investment	153	153
Disposals/(purchases) of premises and equipment, net	1,687	(1,005)
Proceeds from the sale of insurance business	—	28,238
Net cash used in investing activities	(512,123)	(415,619)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
(in thousands)

	Six months ended June 30,
	2022	2021
Financing activities:
Net (decrease)/increase in deposits	$(233,910)	491,475
Repayments of long-term borrowings	(10,094)	(22,000)
Net decrease in short-term borrowings	(8,603)	(3,785)
Increase in advances by borrowers for taxes and insurance	11,040	8,378
Cash dividends paid on common stock	(50,691)	(49,584)
Purchase of common stock for retirement	—	(5,031)
Proceeds from stock options exercised	2,824	12,033
Net cash (used in)/provided by financing activities	(289,434)	431,486
Net (decrease)/increase in cash and cash equivalents	$(774,727)	120,875

Cash and cash equivalents at beginning of period	$1,279,259	736,277
Net (decrease)/increase in cash and cash equivalents	(774,727)	120,875
Cash and cash equivalents at end of period	$504,532	857,152

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $6,943 and $10,295, respectively)	$11,520	14,625
Income taxes	11,581	20,601

Non-cash activities:
Loan foreclosures and repossessions	$2,591	2,831
Sale of real estate owned financed by the Company	—	54
See accompanying notes to unaudited Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)    Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company” or “NWBI”), a Maryland corporation headquartered in Columbus, Ohio, is a bank holding company regulated by the Board of Governors of the Federal Reserve System (“FRB”). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Bank, a Pennsylvania-chartered savings bank (“Northwest”). Northwest is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking. Northwest operates 150 community-banking offices throughout Pennsylvania, Western New York, Eastern Ohio, and Indiana.

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

Allowance for Credit Losses and Provision for Credit Losses Update

During the quarter-ended June 30, 2022, the Bank implemented a new model to calculate the allowance for credit losses on our vehicle loan portfolio. Additionally, as part of the process we re-assessed our loan segmentation and loans that were previously included in our consumer loan portfolio were moved into our vehicle loan portfolio. The change in segmentation was driven by underlying collateral types and the loans continue to share similar risk characteristics.

The allowance for credit losses within the vehicle loan portfolio is calculated using a non-discounted cash flow model developed by an external third-party. Monthly probabilities of default and prepayment are estimated for each loan, along with estimates of exposure at default and loss given default. The model utilizes loan, borrower, and collateral characteristics, and macroeconomic data as inputs.

    Certain items previously reported have been reclassified to conform to the current year’s reporting format.

    The results of operations for the quarter ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other period.

Stock-Based Compensation

On May 18, 2022, the Company awarded employees 150,027 restricted stock units (“RSUs”) with a weighted average discounted grant date fair value of $11.00. The RSUs vest over a three-year period with the first vesting occurring one year from the grant date. The Company awarded directors 41,206 restricted stock awards (“RSAs”) with a grant date fair value of $12.55 which fully vest one-year from the grant date. Also, the Company awarded employees 150,027 performance share units (“PSUs”) with a discounted grant date fair value of $10.26. The number of PSUs earned will be based on attainment of certain performance criteria over a three-year period, with the actual number of shares issuable ranging between 0% and 150% of the number of PSUs granted. The PSUs have a three-year cliff vesting, from the date of grant, and any PSU's earned will be issued after the vesting period. Stock-based compensation expense of $1.4 million and $1.7 million for the quarters ended June 30, 2022 and 2021, respectively, was recognized in compensation expense relating to our stock benefit plans. At June 30, 2022, there was compensation expense of $1.1 million to be recognized for awarded but unvested stock options, $6.6 million for unvested restricted common shares, $1.3 million to be recognized for awarded but unvested RSUs, $420,000 to be recognized for awarded but unvested RSAs, and $1.3 million to be recognized for awarded but unvested PSUs.

 Income Taxes-Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. We had a $241,000 and $336,000 liability for unrecognized tax benefits as of June 30, 2022 and 2021, respectively.

We recognize interest accrued related to: (1) unrecognized tax benefits in other expenses and (2) refund claims in other operating income. We recognize penalties (if any) in other expenses. We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2021, 2020, 2019 and 2018.

(2)    Marketable Securities

The following table shows the portfolio of marketable securities available-for-sale at June 30, 2022 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S government and agencies:
Due in one year through five years	$20,000	—	(1,147)	18,853
Due after ten years	55,553	—	(7,674)	47,879

Debt issued by government-sponsored enterprises:
Due in one year through five years	992	—	(12)	980
Due in five years through ten years	46,019	—	(5,735)	40,284

Municipal securities:
Due in less than one year	723	1	—	724
Due in one year through five years	1,174	6	(19)	1,161
Due in five years through ten years	32,974	25	(1,640)	31,359
Due after ten years	95,283	45	(13,175)	82,153

Corporate debt issues:
Due in five years through ten years	13,564	8	(62)	13,510

Residential mortgage-backed securities:
Fixed rate pass-through	243,193	144	(22,991)	220,346
Variable rate pass-through	9,813	62	(60)	9,815
Fixed rate agency CMOs	964,937	12	(99,663)	865,286
Variable rate agency CMOs	32,518	137	(262)	32,393
Total residential mortgage-backed securities	1,250,461	355	(122,976)	1,127,840
Total marketable securities available-for-sale	$1,516,743	440	(152,440)	1,364,743

The following table shows the portfolio of marketable securities available-for-sale at December 31, 2021 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year through five years	$20,000	—	(68)	19,932
Due after ten years	57,681	—	(1,722)	55,959

Debt issued by government-sponsored enterprises:
Due in less than one year	177	—	—	177
Due in one year through five years	991	73	—	1,064
Due in five years through ten years	46,411	1	(1,568)	44,844

Municipal securities:
Due in less than one year	946	13	—	959
Due in one year through five years	1,261	22	(3)	1,280
Due in five years through ten years	23,692	661	(146)	24,207
Due after ten years	99,558	2,884	(187)	102,255

Residential mortgage-backed securities:
Fixed rate pass-through	265,604	2,389	(2,525)	265,468
Variable rate pass-through	11,306	294	(9)	11,591
Fixed rate agency CMOs	997,680	2,284	(18,965)	980,999
Variable rate agency CMOs	39,695	224	(62)	39,857
Total residential mortgage-backed securities	1,314,285	5,191	(21,561)	1,297,915
Total marketable securities available-for-sale	$1,565,002	8,845	(25,255)	1,548,592

    The following table shows the portfolio of marketable securities held-to-maturity at June 30, 2022 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one year through five years	$16,477	—	(1,214)	15,263
Due in five years through ten years	107,975	—	(15,547)	92,428

Residential mortgage-backed securities:
Fixed rate pass-through	171,477	2	(18,329)	153,150
Variable rate pass-through	611	2	—	613
Fixed rate agency CMOs	626,080	197	(52,731)	573,546
Variable rate agency CMOs	560	5	—	565
Total residential mortgage-backed securities	798,728	206	(71,060)	727,874
Total marketable securities held-to-maturity	$923,180	206	(87,821)	835,565

The following table shows the portfolio of marketable securities held-to-maturity at December 31, 2021 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due in one through five years	$16,478	—	(206)	16,272
Due in five years through ten years	107,973	—	(4,613)	103,360

Residential mortgage-backed securities:
Fixed rate pass-through	183,092	58	(2,161)	180,989
Variable rate pass-through	667	24	—	691
Fixed rate agency CMOs	459,345	251	(10,011)	449,585
Variable rate agency CMOs	599	17	—	616
Total residential mortgage-backed securities	643,703	350	(12,172)	631,881
Total marketable securities held-to-maturity	$768,154	350	(16,991)	751,513

The following table shows the contractual maturity of our residential mortgage-backed securities available-for-sale at June 30, 2022 (in thousands):

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due in less than one year	$142	142
Due in one year through five years	44,173	42,250
Due after five years through ten years	175,552	163,453
Due after ten years	1,030,594	921,995
Total residential mortgage-backed securities	$1,250,461	1,127,840

The following table shows the contractual maturity of our residential mortgage-backed securities held-to-maturity at June 30, 2022 (in thousands):

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due in one year through five years	$20,792	18,371
Due after five years through ten years	171,108	152,785
Due after ten years	606,828	556,718
Total residential mortgage-backed securities	$798,728	727,874

The following table shows the fair value of and gross unrealized losses on marketable securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2022 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$65,246	(6,707)	150,441	(24,622)	215,687	(31,329)
Municipal securities	101,666	(14,055)	3,702	(779)	105,368	(14,834)
Corporate debt issues	6,409	(62)	—	—	6,409	(62)
Residential mortgage-backed securities - agency	1,141,928	(107,959)	560,788	(86,077)	1,702,716	(194,036)
Total	$1,315,249	(128,783)	714,931	(111,478)	2,030,180	(240,261)

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

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of June 30, 2022, which were comprised of 583 individual securities, represents a credit loss impairment. All of these securities were issued by U.S. government agencies, U.S. government-sponsored enterprises, corporate debt or local municipalities. The securities issued by the U.S. government agencies or U.S. government-sponsored enterprises are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The corporate debt issues and securities issued by local municipalities were all highly rated by major rating agencies and have no history of credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. The Company does not have the intent to sell these investment securities and it is likely that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2022.

The following table presents the credit quality of our held-to-maturity securities, based on the latest information available as of June 30, 2022 (in thousands). The credit ratings are sourced from nationally recognized rating agencies, which include Moody’s and S&P, or when credit ratings cannot be sourced from the agencies, they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of June 30, 2022.

	AA+	Total
Held-to-maturity securities (at amortized cost):
Debt issued by the U.S. government-sponsored enterprises	$124,452	124,452
Residential mortgage-backed securities	798,728	798,728
Total marketable securities held-to-maturity	$923,180	923,180

(3)    Loans Receivable

    The following table shows a summary of our loans receivable at amortized cost basis at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022			December 31, 2021
	Originated (1)	Acquired (2)	Total	Originated (1)	Acquired (2)	Total
Personal Banking:
Residential mortgage loans (3)	$3,101,251	185,524	3,286,775	2,783,459	211,161	2,994,620
Home equity loans	1,095,844	184,648	1,280,492	1,107,202	212,729	1,319,931
Vehicle loans	1,785,828	109,907	1,895,735	1,384,246	99,985	1,484,231
Consumer loans	97,939	8,871	106,810	307,961	46,556	354,517
Total Personal Banking	6,080,862	488,950	6,569,812	5,582,868	570,431	6,153,299

Commercial Banking:
Commercial real estate loans	2,130,573	355,401	2,485,974	2,202,027	423,454	2,625,481
Commercial real estate loans - owner occupied	342,907	47,295	390,202	321,253	68,750	390,003
Commercial loans	926,565	60,271	986,836	765,877	81,732	847,609
Total Commercial Banking	3,400,045	462,967	3,863,012	3,289,157	573,936	3,863,093
Total loans receivable, gross	9,480,907	951,917	10,432,824	8,872,025	1,144,367	10,016,392

Allowance for credit losses	(84,300)	(14,055)	(98,355)	(86,750)	(15,491)	(102,241)
Total loans receivable, net (4)	$9,396,607	937,862	10,334,469	8,785,275	1,128,876	9,914,151
(1) Includes originated and purchased loan pools purchased in an asset acquisition.
(2) Includes loans subject to purchase accounting in a business combination.
(3)     Includes fair value of $31.2 million and $25.1 million of loans held-for-sale at June 30, 2022 and December 31, 2021, respectively.
(4)    Includes $67.0 million and $62.8 million of net unearned income, unamortized premiums and discounts and deferred fees and costs at June 30, 2022 and December 31, 2021, respectively.

During the six months ended June 30, 2022, the Company purchased a total of $115.8 million small business equipment finance loan pools and a total of $188.3 million one- to four-family jumbo mortgage loan pools.

    The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended June 30, 2022 (in thousands):

	Balance as of June 30, 2022	Current period provision	Charge-offs	Recoveries	Balance as of March 31, 2022
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$16,158	2,723	(138)	267	13,306
Home equity loans	5,232	(583)	(255)	427	5,643
Vehicle loans	15,738	1,888	(934)	603	14,181
Consumer loans	779	(1,685)	(978)	333	3,109
Total Personal Banking	37,907	2,343	(2,305)	1,630	36,239

Commercial Banking:
Commercial real estate loans	39,641	(1,917)	(4,392)	1,378	44,572
Commercial real estate loans - owner occupied	4,095	(188)	—	7	4,276
Commercial loans	16,712	2,391	(329)	442	14,208
Total Commercial Banking	60,448	286	(4,721)	1,827	63,056
Total	$98,355	2,629	(7,026)	3,457	99,295

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$6	—	—	—	6
Home equity loans	64	9	—	—	55
Total Personal Banking	70	9	—	—	61

Commercial Banking:
Commercial real estate loans	3,463	1,671	—	—	1,792
Commercial real estate loans - owner occupied	328	120	—	—	208
Commercial loans	3,589	1,596	—	—	1,993
Total Commercial Banking	7,380	3,387	—	—	3,993
Total off-balance sheet exposure	$7,450	3,396	—	—	4,054

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

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2022 (in thousands):

	Balance as of June 30, 2022	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2021
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$16,158	9,685	(1,321)	421	7,373
Home equity loans	5,232	(214)	(702)	848	5,300
Vehicle loans	15,738	583	(1,581)	1,253	15,483
Consumer loans	779	(691)	(2,054)	640	2,884
Total Personal Banking	37,907	9,363	(5,658)	3,162	31,040

Commercial Banking:
Commercial real estate loans	39,641	(11,582)	(5,416)	2,498	54,141
Commercial real estate loans - owner occupied	4,095	201	—	11	3,883
Commercial loans	16,712	3,166	(1,010)	1,379	13,177
Total Commercial Banking	60,448	(8,215)	(6,426)	3,888	71,201
Total	$98,355	1,148	(12,084)	7,050	102,241

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$6	4	—	—	2
Home equity loans	64	25	—	—	39
Total Personal Banking	70	29	—	—	41

Commercial Banking:
Commercial real estate loans	3,463	2,582	—	—	881
Commercial real estate loans - owner occupied	328	186	—	—	142
Commercial loans	3,589	2,195	—	—	1,394
Total Commercial Banking	7,380	4,963	—	—	2,417
Total off-balance sheet exposure	$7,450	4,992	—	—	2,458

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

    The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at June 30, 2022 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans (1)	Loans 90 days past due and accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$3,286,775	16,158	7,616	—	6,157	861	—
Home equity loans	1,280,492	5,232	4,156	—	1,465	472	—
Vehicle loans	1,895,735	15,738	3,166	—	—	—	—
Consumer loans	106,810	779	136	379	—	—	—
Total Personal Banking	6,569,812	37,907	15,074	379	7,622	1,333	—

Commercial Banking:
Commercial real estate loans	2,485,974	39,641	76,437	—	42,180	1,558	18
Commercial real estate loans - owner occupied	390,202	4,095	590	—	144	23	—
Commercial loans	986,836	16,712	6,284	—	4,291	549	327
Total Commercial Banking	3,863,012	60,448	83,311	—	46,615	2,130	345

Total	$10,432,824	98,355	98,385	379	54,237	3,463	345
(1)Includes $37.6 million of nonaccrual TDRs.

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

We present the amortized cost of our loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the period ended June 30, 2022 (in thousands):

		June 30, 2022
	Nonaccrual loans at January 1, 2022	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$10,402	7,616	—	7,616	—
Home equity loans	5,758	3,956	200	4,156	—
Vehicle loans	3,263	1,941	1,225	3,166	—
Consumer loans	675	136	—	136	379
Total Personal Banking	20,098	13,649	1,425	15,074	379

Commercial Banking:
Commercial real estate loans	129,666	10,534	65,903	76,437	—
Commercial real estate loans - owner occupied	1,233	590	—	590	—
Commercial loans	7,474	3,506	2,778	6,284	—
Total Commercial Banking	138,373	14,630	68,681	83,311	—

Total	$158,471	28,279	70,106	98,385	379

During the three and six months ended June 30, 2022, we recognized $137,000 and $290,000 of interest income on nonaccrual and troubled debt restructuring loans.

The following table presents the amortized cost of our loans on nonaccrual status as of the year ended December 31, 2021 (in thousands):

		December 31, 2021
	Nonaccrual loans at January 1, 2021	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$15,924	10,402	—	10,402	—
Home equity loans	9,123	5,551	207	5,758	—
Vehicle loans	5,533	3,251	12	3,263	—
Consumer loans	1,031	674	1	675	331
Total Personal Banking	31,611	19,878	220	20,098	331

Commercial Banking:
Commercial real estate loans	44,092	65,529	64,137	129,666	—
Commercial real estate loans - owner occupied	3,642	1,233	—	1,233	—
Commercial loans	23,487	3,941	3,533	7,474	—
Total Commercial Banking	71,221	70,703	67,670	138,373	—

Total	$102,832	90,581	67,890	158,471	331

During the year ended December 31, 2021, we recognized $803,000 of interest income on nonaccrual and troubled debt restructuring loans.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2022 (in thousands):

	Real estate	Equipment	Total
Personal Banking:
Residential mortgage loans	$575	—	575
Home equity loans	100	—	100
Total Personal Banking	675	—	675

Commercial Banking:
Commercial real estate loans	74,267	—	74,267
Commercial loans	3,810	1,262	5,072
Total Commercial Banking	78,077	1,262	79,339

Total	$78,752	1,262	80,014

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2021 (in thousands):

	Real estate	Equipment	Total
Personal Banking:
Residential mortgage loans	$580	—	580
Home equity loans	99	—	99
Total Personal Banking	679	—	679

Commercial Banking:
Commercial real estate loans	119,825	1,705	121,530
Commercial loans	3,973	1,926	5,899
Total Commercial Banking	123,798	3,631	127,429

Total	$124,477	3,631	128,108

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

The following table provides a roll forward of troubled debt restructurings for the periods indicated (dollars in thousands):

	For the quarter ended June 30,
	2022		2021
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	130	$28,701	164	$27,510
New TDRs	2	26,115	2	2,295
Re-modified TDRs	5	6,403	1	344
Net paydowns	—	(479)	—	(1,610)
Paid-off loans:
Residential mortgage loans	—	—	4	(726)
Home equity loans	1	(13)	1	(11)
Commercial real estate loans	2	(80)	2	(302)
Commercial loans	1	(7)	1	(69)
Ending TDR balance:	128	$54,237	158	$27,431
Accruing TDRs		$16,590		$18,480
Nonaccrual TDRs		37,647		8,951

	For the six months ended June 30,
	2022		2021
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	134	$30,288	170	$32,135
New TDRs	2	26,115	2	2,295
Re-modified TDRs	6	6,603	5	1,241
Net paydowns	—	(1,509)	—	(4,073)
Charge-offs:
Residential mortgage loans	1	(3)	—	—
Paid-off loans:
Residential mortgage loans	1	(201)	4	(726)
Home equity loans	2	(77)	1	(11)
Commercial real estate loans	3	(369)	5	(2,686)
Commercial real estate loans - owner occupied	—	—	1	(47)
Commercial loans	1	(7)	3	(697)
Ending TDR balance:	128	$54,237	158	$27,431
Accruing TDRs		$16,590		$18,480
Nonaccrual TDRs		37,647		8,951

    The following table provides information related to TDRs (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (in thousands):

	For the quarter ended June 30, 2022				For the six months ended June 30, 2022
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Commercial Banking:
Commercial real estate loans	3	$58,042	29,292	1,122	4	$58,372	29,492	1,133
Commercial loans	4	3,524	3,226	410	4	3,524	3,226	411
Total Commercial Banking	7	61,566	32,518	1,532	8	61,896	32,718	1,544

Total	7	$61,566	32,518	1,532	8	$61,896	32,718	1,544

	For the quarter ended June 30, 2021				For the six months ended June 30, 2021
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Personal Banking:
Residential mortgage loans	—	$—	—	—	1	$121	116	10
Home equity loans	—	—	—	—	1	3	—	—
Total Personal Banking	—	—	—	—	2	124	116	10

Commercial Banking:
Commercial real estate loans	1	725	343	34	3	1,537	1,125	148
Commercial loans	2	2,396	2,295	—	2	2,396	2,295	—
Total Commercial Banking	3	3,121	2,638	34	5	3,933	3,420	148

Total	3	$3,121	2,638	34	7	$4,057	3,536	158

The following table provides information as of June 30, 2022 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended June 30, 2022 (in thousands):

		Type of modification
	Number of contracts	Rate	Maturity date	Total
Commercial Banking:
Commercial real estate loans	3	$4,179	25,113	29,292
Commercial loans	4	—	3,226	3,226
Total Commercial Banking	7	4,179	28,339	32,518

Total	7	$4,179	28,339	32,518

The following table provides information as of June 30, 2021 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended June 30, 2021 (in thousands):

		Type of modification
	Number of contracts	Rate	Maturity date	Total
Commercial Banking:
Commercial real estate loans	1	$—	343	343
Commercial loans	2	—	2,295	2,295
Total Commercial Banking	3	—	2,638	2,638

Total	3	$—	2,638	2,638

The following table provides information as of June 30, 2022 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the six months ended June 30, 2022 (in thousands):

		Type of modification
	Number of contracts	Rate	Maturity date	Total
Commercial Banking:
Commercial real estate loans	4	$4,179	25,313	29,492
Commercial loans	4	—	3,226	3,226
Total Commercial Banking	8	4,179	28,539	32,718

Total	8	$4,179	28,539	32,718

The following table provides information as of June 30, 2021 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the six months ended June 30, 2021 (in thousands):

		Type of modification
	Number of contracts	Rate	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$116	—	—	116
Home equity loans	1	—	—	—	—
Total Personal Banking	2	116	—	—	116

Commercial Banking:
Commercial real estate loans	3	—	1,052	73	1,125
Commercial loans	2	—	2,295	—	2,295
Total Commercial Banking	5	—	3,347	73	3,420

Total	7	$116	3,347	73	3,536
The following table provides information related to troubled debt restructurings modified within the previous twelve months of June 30, 2022 that subsequently defaulted:

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
The following table provides information related to troubled debt restructurings modified within the previous twelve months of June 30, 2021 that subsequently defaulted:

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Commercial Banking:
Commercial real estate loans	1	$454	454	50
Total Commercial Banking	1	454	454	50

Total	1	$454	454	50

The following table provides information related to the amortized cost basis of loan payment delinquencies at June 30, 2022 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$785	5,941	5,445	12,171	3,274,604	3,286,775	—
Home equity loans	3,664	952	2,081	6,697	1,273,795	1,280,492	—
Vehicle loans	6,449	1,170	1,861	9,480	1,886,255	1,895,735	—
Consumer loans	449	290	460	1,199	105,611	106,810	379
Total Personal Banking	11,347	8,353	9,847	29,547	6,540,265	6,569,812	379

Commercial Banking:
Commercial real estate loans	2,581	1,350	14,823	18,754	2,467,220	2,485,974	—
Commercial real estate loans - owner occupied	120	122	126	368	389,834	390,202	—
Commercial loans	1,486	341	583	2,410	984,426	986,836	—
Total Commercial Banking	4,187	1,813	15,532	21,532	3,841,480	3,863,012	—
Total loans	$15,534	10,166	25,379	51,079	10,381,745	10,432,824	379

The following table provides information related to the amortized cost basis of loan payment delinquencies at December 31, 2021 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$20,567	5,433	7,641	33,641	2,960,979	2,994,620	—
Home equity loans	3,153	949	4,262	8,364	1,311,567	1,319,931	—
Vehicle loans	5,331	1,487	1,635	8,453	1,475,778	1,484,231	—
Consumer loans	1,205	519	765	2,489	352,028	354,517	331
Total Personal Banking	30,256	8,388	14,303	52,947	6,100,352	6,153,299	331

Commercial Banking:
Commercial real estate loans	16,938	699	23,489	41,126	2,584,355	2,625,481	—
Commercial real estate loans - owner occupied	127	70	574	771	389,232	390,003	—
Commercial loans	193	727	1,105	2,025	845,584	847,609	—
Total Commercial Banking	17,258	1,496	25,168	43,922	3,819,171	3,863,093	—
Total originated loans	$47,514	9,884	39,471	96,869	9,919,523	10,016,392	331

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

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator for each portfolio segment as of June 30, 2022 (in thousands):

	YTD June 30, 2022	2021	2020	2019	2018	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$290,471	843,802	572,648	278,086	141,007	1,147,103	—	—	3,273,117
Substandard	—	106	710	258	417	12,167	—	—	13,658
Total residential mortgage loans	290,471	843,908	573,358	278,344	141,424	1,159,270	—	—	3,286,775
Home equity loans
Pass	62,500	138,755	187,786	121,932	56,161	231,691	435,304	40,995	1,275,124
Substandard	—	48	—	378	345	2,889	845	863	5,368
Total home equity loans	62,500	138,803	187,786	122,310	56,506	234,580	436,149	41,858	1,280,492
Vehicle loans
Pass	527,150	742,059	288,651	181,929	97,160	55,620	—	—	1,892,569
Substandard	83	964	402	764	578	375	—	—	3,166
Total vehicle loans	527,233	743,023	289,053	182,693	97,738	55,995	—	—	1,895,735
Consumer loans
Pass	9,391	12,822	5,966	5,235	3,613	6,244	61,662	1,361	106,294
Substandard	—	27	—	10	5	61	412	1	516
Total consumer loans	9,391	12,849	5,966	5,245	3,618	6,305	62,074	1,362	106,810
Total Personal Banking	889,595	1,738,583	1,056,163	588,592	299,286	1,456,150	498,223	43,220	6,569,812
Business Banking:
Commercial real estate loans
Pass	124,555	344,825	415,474	297,289	235,348	798,170	28,902	9,104	2,253,667
Special mention	—	798	1,466	20,818	1,077	6,863	988	15	32,025
Substandard	—	96	7,117	28,401	43,407	116,480	564	4,217	200,282
Total commercial real estate loans	124,555	345,719	424,057	346,508	279,832	921,513	30,454	13,336	2,485,974
Commercial real estate loans - owner occupied
Pass	41,726	63,126	18,245	39,001	47,377	132,060	3,233	1,772	346,540
Special mention	—	—	—	15,067	3,698	689	61	—	19,515
Substandard	—	—	—	5,360	1,934	14,747	—	2,106	24,147
Total commercial real estate loans - owner occupied	41,726	63,126	18,245	59,428	53,009	147,496	3,294	3,878	390,202
Commercial loans
Pass	335,778	127,282	63,945	54,761	21,293	57,692	288,640	4,738	954,129
Special mention	153	155	283	486	47	—	1,344	—	2,468
Substandard	569	306	896	3,309	2,596	1,881	11,060	9,622	30,239
Total commercial loans	336,500	127,743	65,124	58,556	23,936	59,573	301,044	14,360	986,836
Total Business Banking	502,781	536,588	507,426	464,492	356,777	1,128,582	334,792	31,574	3,863,012

Total loans	$1,392,376	2,275,171	1,563,589	1,053,084	656,063	2,584,732	833,015	74,794	10,432,824
    During the six months ended June 30, 2022, $9.2 million of revolving loans were converted to term loans.

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator for each portfolio segment as of December 31, 2021 (in thousands):

	2021	2020	2019	2018	2017	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$644,862	602,429	304,275	156,639	171,240	1,098,635	—	—	2,978,080
Substandard	138	489	377	538	882	14,116	—	—	16,540
Total residential mortgage loans	645,000	602,918	304,652	157,177	172,122	1,112,751	—	—	2,994,620
Home equity loans
Pass	150,847	210,224	138,661	65,011	61,692	209,959	435,660	40,766	1,312,820
Substandard	—	—	441	60	455	3,820	1,275	1,060	7,111
Total home equity loans	150,847	210,224	139,102	65,071	62,147	213,779	436,935	41,826	1,319,931
Vehicle loans
Pass	801,084	292,804	205,653	119,304	34,546	27,576	—	—	1,480,967
Substandard	387	365	1,141	745	379	247	—	—	3,264
Total vehicle loans	801,471	293,169	206,794	120,049	34,925	27,823	—	—	1,484,231
Consumer loans
Pass	117,856	81,266	47,195	20,595	9,794	12,202	63,025	1,578	353,511
Substandard	213	161	105	64	26	50	357	30	1,006
Total consumer loans	118,069	81,427	47,300	20,659	9,820	12,252	63,382	1,608	354,517
Total Personal Banking	1,715,387	1,187,738	697,848	362,956	279,014	1,366,605	500,317	43,434	6,153,299
Business Banking:
Commercial real estate loans
Pass	306,689	433,219	335,541	263,524	221,450	683,537	26,288	10,179	2,280,427
Special mention	803	1,808	52,513	3,296	1,394	8,529	729	23	69,095
Substandard	—	34,153	44,712	46,045	56,077	89,311	492	5,169	275,959
Total commercial real estate loans	307,492	469,180	432,766	312,865	278,921	781,377	27,509	15,371	2,625,481
Commercial real estate - owner occupied
Pass	69,084	19,452	51,997	60,824	57,676	94,687	2,822	2,707	359,249
Special mention	—	—	—	769	1,959	1,444	856	—	5,028
Substandard	—	—	3,575	2,887	7,840	10,602	—	822	25,726
Total commercial real estate - owner occupied loans	69,084	19,452	55,572	64,480	67,475	106,733	3,678	3,529	390,003
Commercial loans
Pass	224,367	110,171	73,276	27,668	20,748	76,987	262,805	12,301	808,323
Special mention	197	661	812	1,195	50	581	2,234	—	5,730
Substandard	329	4,767	5,102	4,437	1,529	2,116	6,667	8,609	33,556
Total commercial loans	224,893	115,599	79,190	33,300	22,327	79,684	271,706	20,910	847,609
Total Business Banking	601,469	604,231	567,528	410,645	368,723	967,794	302,893	39,810	3,863,093

Total loans	$2,316,856	1,791,969	1,265,376	773,601	647,737	2,334,399	803,210	83,244	10,016,392
    During the year ended December 31, 2021, $27.3 million of revolving loans were converted to term loans.

(4)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
Amortizable intangible assets:
Core deposit intangibles - gross	$74,899	74,899
Less: accumulated amortization	(64,416)	(62,158)
Core deposit intangibles - net	$10,483	12,741
Customer and Contract intangible assets - gross	$12,775	12,775
Customer list intangible assets disposed of due to sale of insurance business	—	(1,547)
Less: accumulated amortization	(12,720)	(11,133)
Customer and Contract intangible assets - net	55	95
Total intangible assets - net	$10,538	12,836

The following table shows the actual aggregate amortization expense for the quarters and six months ended June 30, 2022 and 2021, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended June 30, 2022	$1,115
For the quarter ended June 30, 2021	1,433
For the six months ended June 30, 2022	2,298
For the six months ended June 30, 2021	3,027
For the year ending December 31, 2022	4,277
For the year ending December 31, 2023	3,270
For the year ending December 31, 2024	2,452
For the year ending December 31, 2025	1,662
For the year ending December 31, 2026	871
For the year ending December 31, 2027	304

    The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2020	$382,279
Purchase accounting adjustment	77
Goodwill disposed of due to sale of insurance business	(1,359)
Balance at December 31, 2021	380,997
Balance at June 30, 2022	$380,997

We performed our annual goodwill impairment test as of June 30, 2022 in accordance with ASC 350 and concluded that goodwill was not impaired.

(5)    Borrowed Funds

    (a)    Borrowings

Borrowed funds at June 30, 2022 and December 31, 2021 are presented in the following table:

	June 30, 2022		December 31, 2021
	Amount	Average rate	Amount	Average rate
Collateralized borrowings, due within one year	$117,440	0.19%	$139,093	0.19%
Collateral received, due within one year	13,050	1.58%	—	—
Total borrowed funds	$130,490		$139,093

Borrowings from the Federal Home Loan Banks (“FHLB”) of Pittsburgh and Indianapolis, if any, are secured by our residential first mortgage and other qualifying loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

    The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250.0 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. The revolving line of credit had no balance as of June 30, 2022 and December 31, 2021.

    At June 30, 2022 and December 31, 2021, collateralized borrowings due within one year were $117.4 million and $139.1 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB.

At June 30, 2022 and December 31, 2021, collateral received was $13.1 million and $0, respectively. This represents collateral posted to us from our derivative counterparties.

On September 9, 2020, the Company issued $125.0 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month Secured Overnight Financing Rate (“SOFR”) plus 3.89% payable quarterly in arrears commencing on December 15, 2025. The subordinated debt issuance costs of approximately $1.8 million are being amortized over five years on a straight-line basis into interest expense. At June 30, 2022 and December 31, 2021, subordinated debentures, net of issuance costs, were $113.7 million and $123.6 million, respectively.

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

	Maturity date	Interest rate	Capital debt securities	June 30, 2022	December 31, 2021
Northwest Bancorp Capital Trust III	December 30, 2035	3-month LIBOR plus 1.38%	$50,000	$51,547	51,547
Northwest Bancorp Statutory Trust IV	December 15, 2035	3-month LIBOR plus 1.38%	50,000	51,547	51,547
LNB Trust II	June 15, 2037	3-month LIBOR plus 1.48%	7,875	8,119	8,119
UNCT I (1)	January 23, 2034	3-month LIBOR plus 2.85%	8,000	7,962	7,950
UNCT II (1)	November 23, 2034	3-month LIBOR plus 2.00%	3,000	2,755	2,741
MFBC Statutory Trust I (1)	September 15, 2035	3-month LIBOR plus 1.70%	5,000	3,632	3,580
Universal Preferred Trust (1)	October 7, 2035	3-month LIBOR plus 1.69%	5,000	3,622	3,570
				$129,184	129,054
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

(6)    Guarantees

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At June 30, 2022, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $46.5 million, of which $36.8 million is fully collateralized. At June 30, 2022, we had a liability which represents deferred income of $685,000 related to the standby letters of credit.

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

The following table sets forth the computation of basic and diluted EPS (in thousands, except share data and per share amounts):

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$33,426	48,967	61,713	89,204
Less: Dividends and undistributed earnings allocated to participating securities	159	340	294	619
Net income available to common shareholders	$33,267	48,627	61,419	88,585

Weighted average common shares outstanding	126,059,165	126,749,707	125,960,997	126,456,814
Add: Participating shares outstanding	604,613	887,958	604,613	887,958
Total weighted average common shares and dilutive potential shares	126,663,778	127,637,665	126,565,610	127,344,772

Basic earnings per share	$0.26	0.38	0.49	0.70

Diluted earnings per share	$0.26	0.38	0.49	0.70

(8)    Pension and Other Post-Retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post-retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended June 30,
	Pension benefits		Other post-retirement benefits
	2022	2021	2022	2021
Service cost	$2,599	2,860	—	—
Interest cost	1,671	1,518	10	5
Expected return on plan assets	(3,864)	(3,465)	—	—
Amortization of prior service cost	(564)	(581)	—	—
Amortization of the net loss	381	1,040	2	3
Net periodic cost	$223	1,372	12	8

	Six months ended June 30,
	Pension benefits		Other post-retirement benefits
	2022	2021	2022	2021
Service cost	$5,198	5,720	—	—
Interest cost	3,342	3,035	20	9
Expected return on plan assets	(7,728)	(6,930)	—	—
Amortization of prior service cost	(1,128)	(1,161)	—	—
Amortization of the net loss	762	2,079	4	7
Net periodic cost	$446	2,743	24	16
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

    The carrying amounts reported in the Consolidated Statement of Financial Condition approximate fair value for the following financial instruments: cash and cash equivalents, marketable securities available-for-sale, residential mortgage loans held-for-sale, accrued interest receivable, interest rate lock commitments, forward commitments, interest rate swaps, savings and checking deposits, borrowed funds, foreign exchange swaps, risk participation agreements, and accrued interest payable.

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

Interest Rate and Foreign Exchange Swap Agreements and Risk Participation Agreements

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At June 30, 2022 and December 31, 2021, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at June 30, 2022 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$504,532	504,532	504,532	—	—
Securities available-for-sale	1,364,743	1,364,743	—	1,364,743	—
Securities held-to-maturity	923,180	835,565	—	835,565	—
Loans receivable, net	10,303,316	9,619,661	—	—	9,619,661
Residential mortgage loans held-for-sale	31,153	31,153	—	—	31,153
Accrued interest receivable	27,708	27,708	27,708	—	—
Interest rate lock commitments	1,520	1,520	—	—	1,520
Forward commitments	213	213	—	213	—
Foreign exchange swaps	2	2	—	2	—
Interest rate swaps not designated as hedging instruments	31,018	31,018	—	31,018	—
FHLB stock	13,362	13,362	—	—	—
Total financial assets	$13,200,747	12,429,477	532,240	2,231,541	9,652,334

Financial liabilities:
Savings and checking deposits	$10,911,377	10,911,377	10,911,377	—	—
Time deposits	1,155,878	1,163,015	—	—	1,163,015
Borrowed funds	130,490	130,418	130,418	—	—
Subordinated debt	113,666	107,485	—	107,485	—
Junior subordinated debentures	129,184	114,729	—	—	114,729
Interest rate swaps not designated as hedging instruments	31,028	31,028	—	31,028	—
Risk participation agreements	18	18	—	18	—
Accrued interest payable	1,725	1,725	1,725	—	—
Total financial liabilities	$12,473,366	12,459,795	11,043,520	138,531	1,277,744

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
Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both June 30, 2022 and December 31, 2021.

    The following table represents assets and liabilities measured at fair value on a recurring basis at June 30, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	66,732	—	66,732
Government-sponsored enterprises	—	41,264	—	41,264
States and political subdivisions	—	115,397	—	115,397
Corporate	—	13,510	—	13,510
Total debt securities	—	236,903	—	236,903

Residential mortgage-backed securities:
GNMA	—	14,100	—	14,100
FNMA	—	132,487	—	132,487
FHLMC	—	83,164	—	83,164
Non-agency	—	410	—	410
Collateralized mortgage obligations:
GNMA	—	404,716	—	404,716
FNMA	—	217,403	—	217,403
FHLMC	—	275,560	—	275,560
Total mortgage-backed securities	—	1,127,840	—	1,127,840

Interest rate lock commitments	—	—	1,520	1,520
Forward commitments	—	213		213
Foreign exchange swaps	—	2	—	2
Interest rate swaps not designated as hedging instruments	—	31,018	—	31,018
Total assets	$—	1,395,976	1,520	1,397,496

Interest rate swaps not designated as hedging instruments	—	31,028	—	31,028
Risk participation agreements	—	18	—	18
Total liabilities	$—	31,046	—	31,046

    The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	75,891	—	75,891
Government-sponsored enterprises	—	46,085	—	46,085
States and political subdivisions	—	128,701	—	128,701
Total debt securities	—	250,677	—	250,677

Residential mortgage-backed securities:
GNMA	—	16,510	—	16,510
FNMA	—	160,063	—	160,063
FHLMC	—	100,055	—	100,055
Non-agency	—	431	—	431
Collateralized mortgage obligations:
GNMA	—	492,328	—	492,328
FNMA	—	269,060	—	269,060
FHLMC	—	259,468	—	259,468
Total mortgage-backed securities	—	1,297,915	—	1,297,915

Interest rate lock commitments	—	—	1,684	1,684
Forward commitments	—	371	—	371
Interest rate swaps not designated as hedging instruments	—	31,254	—	31,254
Total assets	$—	1,580,217	1,684	1,581,901

Foreign exchange swaps	$—	341	—	341
Interest rate swaps not designated as hedging instruments	—	31,357	—	31,357
Risk participation agreements	—	60	—	60
Total liabilities	$—	31,758	—	31,758

    The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	For the quarter ended June 30,		Six months ended June 30, 2022
	2022	2021	2022	2021
Beginning balance,	$1,680	5,060	1,684	6,465

Interest rate lock commitments:
Net activity	(160)	(1,452)	(164)	(2,857)

Ending balance	$1,520	3,608	1,520	3,608

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held-for-sale, loans individually assessed, real estate owned, and mortgage servicing rights.

    The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of June 30, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	7,168	7,168
Real estate owned, net	—	—	1,205	1,205
Total assets	$—	—	8,373	8,373

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
The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2022 (in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	$7,168	Appraisal value (1)	Estimated cost to sell	10.0%
		Discounted cash flow	Discount rate	5.46% to 13.26% (6.86%)

Real estate owned, net	1,205	Appraisal value (1)	Estimated cost to sell	10.0%

Loans held for sale	31,153	Quoted prices for similar loans in active markets adjusted by an expected pull-through rate	Estimated pull-through rate	100.0%
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

Derivatives Not Designated as Hedging Instruments

    We act as an interest rate or foreign exchange swap counterparty for certain commercial borrowers in the normal course of servicing our customers, which are accounted for at fair value. We manage our exposure to such interest rate or foreign exchange swaps by entering into corresponding and offsetting interest rate swaps with third parties that mirror the terms of the swaps we have with the commercial borrowers. These positions (referred to as “customer swaps”) directly offset each other, and our exposure is the fair value of the derivatives due to changes in credit risk of our commercial borrowers and third parties. Customer swaps are recorded within other assets or other liabilities on the consolidated statement of financial condition at their estimated fair value. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the Consolidated Statement of Income.

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

The following table presents information regarding our derivative financial instruments for the periods indicated (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At June 30, 2022
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$691,991	31,018	691,991	31,028
Foreign exchange swap agreements	675	2	—	—
Interest rate lock commitments	72,160	1,520	—	—
Forward commitments	19,621	213	—	—
Risk participation agreements	—	—	92,812	18
Total Derivatives	$784,447	32,753	784,803	31,046

At December 31, 2021
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$644,997	31,254	644,997	31,357
Foreign exchange swap agreements	—	—	17,124	341
Interest rate lock commitments	67,473	1,684	—	—
Forward commitments	14,484	371	—	—
Risk participation agreements	—	—	93,135	60
Total derivatives	$726,954	33,309	755,256	31,758
The following table presents income or expense recognized on derivatives for the periods indicated (in thousands):

	For the quarter ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Non-hedging swap derivatives:
Increase/(decrease) in other income	$53	(26)	114	498
(Decrease)/increase in mortgage banking income	(96)	1,510	322	3,570

(11)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of June 30, 2022, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

    During the year ended December 31, 2018, Northwest and our subsidiary, The Bert Company (doing business as Northwest Insurance Services) (“NWIS”), were involved in a lawsuit against, among others, First National Bank of Pennsylvania (“FNB”) and their insurance subsidiary, First National Insurance Agency, LLC (“FNIA”). All counterclaims against Northwest were discontinued and, in December 2018, a verdict was rendered in favor of NWIS on several of its claims. Post-trial proceedings have continued throughout the current year and, due to the inherent uncertainties with respect to these proceedings, we have not accrued any awards associated with this verdict within our Consolidated Financial Statements as of June 30, 2022.

(12)    Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended June 30, 2022
	Unrealized losses on securities available-for-sale	Change in defined benefit pension plans	Total
Balance as of March 31, 2022	$(77,101)	(25,443)	(102,544)

Other comprehensive loss before reclassification adjustments (1)	(39,954)	—	(39,954)
Amounts reclassified from accumulated other comprehensive income (2) (3)	(1)	(131)	(132)

Net other comprehensive loss	(39,955)	(131)	(40,086)

Balance as of June 30, 2022	$(117,056)	(25,574)	(142,630)

	For the quarter ended June 30, 2021
	Unrealized gains/(losses) on securities available-for-sale	Change in defined benefit pension plans	Total
Balance as of March 31, 2021	$(653)	(50,059)	(50,712)

Other comprehensive loss before reclassification adjustments (4)	4,322	—	4,322
Amounts reclassified from accumulated other comprehensive income (5) (6)	(136)	334	198

Net other comprehensive income	4,186	334	4,520

Balance as of June 30, 2021	$3,533	(49,725)	(46,192)

(1)Consists of unrealized holding losses, net of tax of $11,973.
(2)Consists of realized gains, net of tax of $0.
(3)Consists of realized gains, net of tax of $51.
(4)Consists of unrealized holding gains, net of tax ($1,245).
(5)Consists of realized gains, net of tax $43.
(6)Consists of realized losses, net of tax of ($128).

	For the six months ended June 30, 2022
	Unrealized gains/(losses) on securities available-for-sale	Change in defined benefit pension plans	Total
Balance as of December 31, 2021	$(12,317)	(25,312)	(37,629)

Other comprehensive loss before reclassification adjustments (1)	(104,737)	—	(104,737)
Amounts reclassified from accumulated other comprehensive income (2) (3)	(2)	(262)	(264)

Net other comprehensive loss	(104,739)	(262)	(105,001)

Balance as of June 30, 2022	$(117,056)	(25,574)	(142,630)

	For the six months ended June 30, 2021
	Unrealized gains on securities available-for-sale	Change in defined benefit pension plans	Total
Balance as of December 31, 2020	$16,843	(50,392)	(33,549)

Other comprehensive income/(loss) before reclassification adjustments (4)	(13,099)	—	(13,099)
Amounts reclassified from accumulated other comprehensive income (5) (6)	(211)	667	456

Net other comprehensive (loss)/income	(13,310)	667	(12,643)

Balance as of June 30, 2021	$3,533	(49,725)	(46,192)
(1)Consists of unrealized holding losses, net of tax of $30,850.
(2)Consists of realized gains, net of tax of $0.
(3)Consists of realized gains, net of tax of $101.
(4)Consists of unrealized holding losses, net of tax $4,736.
(5)Consists of realized gains, net of tax $65.
(6)Consists of realized losses, net of tax of ($258).

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

Important factors that might cause such a difference include, but are not limited to:

•    inflation and changes in the interest rate environment that reduce our margins, our loan origination, or the fair value of financial instruments;
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
•     competition among depository and other financial institutions, including with respect to service charges and fees;
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
•    our ability to manage market risk, credit risk and operational risk;
•    our ability to retain key employees; and
•    our compensation expense associated with equity allocated or awards to our employees.

Overview of Critical Accounting Policies Involving Estimates

Please refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2021 Annual Report on Form 10-K.

Recently Issued Accounting Standards

    The following accounting standard updates issued by the FASB have not yet been adopted.

    In March 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance provides expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The amendments primarily include contract modifications and hedge accounting, as well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity. This guidance is effective as of March 12, 2020 through December 31, 2022. We are currently in the process of evaluating the amendments and determining the impact on our financial statements.

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

Comparison of Financial Condition

Total assets at June 30, 2022 were $14.155 billion, a decrease of $346.8 million, or 2.4%, from $14.502 billion at December 31, 2021. This decrease in assets was due to a decrease in total cash and cash equivalents as well as a decrease in marketable securities, partially offset by an increase in loans receivable, as described in further detail below.

Total cash and cash equivalents decreased by $774.7 million, or 60.6%, to $504.5 million at June 30, 2022 from $1.279 billion at December 31, 2021. This decrease was driven by organic loan growth, described in further detail below, as well as the purchase of two small business equipment finance loan pools totaling $115.8 million and two one-to four-family jumbo mortgage loan packages totaling $188.3 million during the six months ended June 30, 2022.

Total marketable securities decreased by $28.8 million, or 1.2%, to $2.288 billion at June 30, 2022 from $2.317 billion at December 31, 2021. This decrease was driven primarily by the rising interest rate environment which negatively impacted the fair market value of our available-for-sale portfolio.

Total loans receivable increased by $416.4 million, or 4.2%, to $10.433 billion at June 30, 2022, from $10.016 billion at December 31, 2021. This increase was due to organic loan growth as well as the purchases of the small business equipment finance and one-to- four-family jumbo mortgage loan pools during the year. Our personal loan banking portfolio increased by $416.5 million, or 6.8%, to $6.570 billion at June 30, 2022, from $6.153 billion at December 31, 2021. In addition, continued growth in our consumer indirect auto loans and lower sales of residential mortgages into the secondary market contributed to the increase in total loans receivable.

     Total deposits decreased by $233.9 million, or 1.9%, to $12.067 billion at June 30, 2022 from $12.301 billion at December 31, 2021. This decrease was primarily due to decreases in time and demand deposit accounts of $294.7 million, or 4.0%. We believe these decreases were primarily the result of customer spending activity returning to pre-pandemic levels at a time when inflationary pressures have caused higher prices and government stimulus programs have ended.

Total shareholders’ equity at June 30, 2022 was $1.495 billion, or $11.78 per share, a decrease of $89.0 million, or 5.6%, from $1.584 billion, or $12.51 per share, at December 31, 2021. This decrease was primarily the result of an increase in accumulated other comprehensive loss of $105.0 million due to an increase in unrealized losses in the available-for-sale investment portfolio due to rising interest rates, as well as a payment of cash dividends of $50.7 million for the six months ended June 30, 2022. These decreases were partially offset by year-to-date earnings of $61.7 million.

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

	At June 30, 2022
	Actual		Minimum capital requirements (1)		Well capitalized requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,692,802	16.481%	$1,078,484	10.500%	$1,027,128	10.000%
Northwest Bank	1,461,989	14.247%	1,077,489	10.500%	1,026,180	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,491,179	14.518%	873,058	8.500%	821,702	8.000%
Northwest Bank	1,374,032	13.390%	872,253	8.500%	820,944	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,365,984	13.299%	718,989	7.000%	667,633	6.500%
Northwest Bank	1,374,032	13.390%	718,326	7.000%	667,017	6.500%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,491,179	10.717%	556,565	4.000%	695,707	5.000%
Northwest Bank	1,374,032	9.878%	556,391	4.000%	695,489	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

	At December 31, 2021
	Actual		Minimum capital requirements (1)		Well capitalized requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,682,487	17.056%	$1,035,786	10.500%	$986,463	10.000%
Northwest Bank	1,551,084	15.738%	1,034,819	10.500%	985,542	10.000%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,475,190	14.954%	838,494	8.500%	789,170	8.000%
Northwest Bank	1,467,362	14.889%	837,711	8.500%	788,434	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,350,125	13.687%	690,524	7.000%	641,201	6.500%
Northwest Bank	1,467,362	14.889%	689,879	7.000%	640,602	6.500%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,475,190	10.349%	570,160	4.000%	712,699	5.000%
Northwest Bank	1,467,362	10.296%	570,047	4.000%	712,558	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest Bank’s liquidity ratio at June 30, 2022 was 13.6%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At June 30, 2022, Northwest had $3.582 billion of additional borrowing capacity available with the FHLB, including $250.0 million on an overnight line of credit which had no balance at June 30, 2022, as well as $91.2 million of borrowing capacity available with the Federal Reserve Bank and $110.0 million with three correspondent banks.

Dividends

We paid $25.4 million and $25.5 million in cash dividends during the quarters ended June 30, 2022 and 2021, respectively. The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) was 76.9% and 52.6% for the quarters ended June 30, 2022 and June 30, 2021, respectively, on dividends of $0.20 per share for the quarters ended June 30, 2022 and June 30, 2021. On July 20, 2022, the Board of Directors declared a cash dividend of $0.20 per share payable on August 15, 2022 to shareholders of record as of August 4, 2022. This represents the 111th consecutive quarter we have paid a cash dividend.

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

	June 30, 2022	December 31, 2021
	(in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$5,445	7,641
Home equity loans	2,081	4,262
Vehicle loans	1,861	1,635
Other consumer loans	460	765
Commercial real estate loans	14,823	23,489
Commercial real estate - owner occupied	126	574
Commercial loans	583	1,105
Total loans 90 days or more past due	$25,379	39,471
Total real estate owned (REO)	$1,205	873
Total loans 90 days or more past due and REO	26,584	40,344
Total loans 90 days or more past due to net loans receivable	0.25%	0.40%
Total loans 90 days or more past due and REO to total assets	0.19%	0.28%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	$25,000	39,140
Nonaccrual loans - loans less than 90 days past due	73,385	119,331
Loans 90 days or more past due still accruing	379	331
Total nonperforming loans	98,764	158,802
Total nonperforming assets	$99,969	159,675
Total nonaccrual loans to total loans	0.94%	1.59%
Nonaccrual TDR loans (1)	$37,647	17,216
Accruing TDR loans	16,590	13,072
Total TDR loans	$54,237	30,288
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

     We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness. As part of the analysis as of June 30, 2022, we considered the most recent economic conditions and forecasts available which incorporated the impact of material recent economic events. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL decreased by $3.9 million, or 3.8%, to $98.4 million, or 0.94% of total loans at June 30, 2022 from $102.2 million, or 1.02% of total loans, at December 31, 2021. Total classified loans decreased $85.8 million, or 23.6%, to $277.4 million at June 30, 2022 from $363.2 million at December 31, 2021. This decrease was primarily due to the upgrade and payoff of loans in our commercial real estate portfolio during the current year.

We also consider how the levels of nonaccrual loans and historical charge-offs have influenced the required amount of allowance for credit losses. Nonaccrual loans of $98.4 million, or 0.94% of total loans receivable at June 30, 2022, decreased by $60.1 million, or 37.9%, from $158.5 million, or 1.59% of total loans receivable at December 31, 2021. This decrease was primarily related to upgrades to loans within our commercial real estate portfolio. As a percentage of average loans, annualized net charge-offs decreased to 0.14% for the quarter ended June 30, 2022 compared to 0.20% for the year ended December 31, 2021.

Comparison of Operating Results for the Quarters Ended June 30, 2022 and 2021

Net income for the quarter ended June 30, 2022 was $33.4 million, or $0.26 per diluted share, a decrease of $15.5 million, or 31.7%, from net income of $49.0 million, or $0.38 per diluted share, for the quarter ended June 30, 2021. The decrease in net income primarily resulted from a decrease in noninterest income of $24.3 million, or 44.3% and an increase in the provision for credit losses of $2.6 million. Partially offsetting these changes was a $4.5 million, or 4.7%, increase in net interest income, a decrease in noninterest expense of $1.5 million, or 1.8%, as well as a $5.3 million, or 34.9%, decrease in income tax expense. Net income for the quarter ended June 30, 2022 represents annualized returns on average equity and average assets of 8.90% and 0.94%, respectively, compared to 12.58% and 1.37% for the same quarter last year. A further discussion of notable changes follows.

Interest Income

    Total interest income increased $3.3 million, or 3.3%, to $105.9 million for the quarter ended June 30, 2022 from $102.6 million for the quarter ended June 30, 2021. This increase was due to an increase in the average balance of interest-earning assets of $94.9 million, or 0.7%, to $13.347 billion for the quarter ended June 30, 2022 from $13.252 billion for the quarter ended June 30, 2021, which was primarily driven by growth in the mortgage-backed securities portfolio and interest-earning deposits. Additionally, the average yield earned on interest-earning assets increased to 3.18% for the quarter ended June 30, 2022 from 3.10% for the quarter ended June 30, 2021 due to the rising interest rate environment.

    Interest income on loans receivable increased by $319,000, or 0.3%, to $95.6 million for the quarter ended June 30, 2022 compared to $95.3 million for the quarter ended June 30, 2021. This increase in interest income was due to an increase in the average yield on loans receivable, to 3.77% for the quarter ended June 30, 2022, from 3.71% from the quarter ended June 30, 2021, due to the increase in market interest rates. Partially offsetting this increase in yield was a decrease in the average balance of loans receivable by $139.5 million, or 1.4%, to $10.158 billion for the quarter ended June 30, 2022 from $10.297 billion for the quarter ended June 30, 2021 due primarily to $252.4 million of PPP loan forgiveness since June 30 of last year.

    Interest income on mortgage-backed securities increased by $1.5 million, or 26.0%, to $7.2 million for the quarter ended June 30, 2022 compared to $5.7 million for the quarter ended June 30, 2021. This increase was driven by an increase in the average balance of mortgage-backed securities of $196.1 million, or 11.2%, to $1.952 billion for the quarter ended June 30, 2022 from $1.756 billion for the quarter ended June 30, 2021. This increase in average balance was primarily a result of additional purchases utilizing excess cash from deposit growth during the past year. The average yield on mortgage-backed securities increased to 1.47% for the quarter ended June 30, 2022 from 1.29% for the quarter ended June 30, 2021 due to the purchase of mortgage-backed securities with yields higher than the existing portfolio.

    Interest income on investment securities increased by $111,000, or 8.6%, for the quarter ended June 30, 2022 to $1.4 million from $1.3 million for the quarter ended June 30, 2021. This increase was due to an increase in the average balance of investment securities by $12.5 million, or 3.4%, to $376.9 million for the quarter ended June 30, 2022 from $364.4 million for the quarter ended June 30, 2021. The average yield on investment securities increased to 1.48% for the quarter ended June 30, 2022 from 1.41% for the quarter ended June 30, 2021.

    Dividends on FHLB stock decreased by $56,000, or 40.6%, to $82,000 for the quarter ended June 30, 2022 from $138,000 for the quarter ended June 30, 2021. This decrease was due to the decrease in the average balance of FHLB stock by $9.7 million, or 41.9%, to $13.4 million for the quarter ended June 30, 2022 from $23.1 million for the quarter ended June 30, 2021. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB. The average yield increased slightly to 2.44% for the quarter ended June 30, 2022 from 2.40% for the quarter ended June 30, 2021.

    Interest income on interest-earning deposits increased by $1.5 million to $1.7 million for the quarter ended June 30, 2022 from $192,000 for the quarter ended June 30, 2021. This increase was driven by an increase in the average yield on interest-earning deposits to 0.79% for the quarter ended June 30, 2022 from 0.09% for the quarter ended June 30, 2021, due to the Federal Reserve Board raising targeted short-term interest rates. Additionally, the average balance of interest-earning deposits increased by $35.4 million, or 4.4%, to $846.1 million for the quarter ended June 30, 2022 from $810.7 million for the quarter ended June 30, 2021.

Interest Expense

Interest expense decreased by $1.2 million, or 17.5%, to $5.6 million for the quarter ended June 30, 2022 from $6.8 million for the quarter ended June 30, 2021. This decrease in interest expense was primarily due to the decline in the the average cost of interest-bearing liabilities, which decreased to 0.24% for the quarter ended June 30, 2022 from 0.29% for the quarter ended June 30, 2021. This decrease resulted primarily from the decrease in the interest rate paid on deposit accounts in response to decreases in market interest rates as well as the overall change in the mix of deposit accounts as customers move from time deposits to more liquid accounts. Additionally, the average balance of interest-bearing liabilities decreased by $45.7 million, or 0.5%, to $9.466 billion for the quarter ended June 30, 2022 from $9.512 billion for the quarter ended June 30, 2021.

Net Interest Income

Net interest income increased by $4.5 million, or 4.7%, to $100.3 million for the quarter ended June 30, 2022 from $95.7 million for the quarter ended June 30, 2021. This increase is attributable to the factors discussed above. Additionally, our interest rate spread increased to 2.94% for the quarter ended June 30, 2022 from 2.82% for the quarter ended June 30, 2021, and our net interest margin increased to 3.05% for the quarter ended June 30, 2022 from 2.89% for the quarter ended June 30, 2021, primarily due to rising interest-earning asset yields in response to recent increases in market interest rates.

Provision for Credit Losses

    The Company recorded a provision expense of $2.6 million for the quarter ended June 30, 2022 compared to no provision for credit losses during the quarter ended June 30, 2021. The current period provision was driven by loan portfolio growth and the slower economic growth forecasts by Moodys. The lack of provision in the prior year was driven by the improvements in the economic forecasts compared to the uncertainty that existed in 2020 to the industries impacted by COVID-19.

    In determining the amount of the current period provision, we considered current and forecasted economic conditions, including but not limited unemployment levels, expected economic growth, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled “Allowance for Credit Losses.” The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at June 30, 2022.

Noninterest Income

Noninterest income decreased by $24.3 million, or 44.3%, to $30.4 million for the quarter ended June 30, 2022 from $54.7 million for the quarter ended June 30, 2021. This decrease was primarily driven by the sale of the insurance business during the quarter ended June 30, 2021, resulting in a $25.3 million pre-tax gain. As a result of this sale, insurance commission income ceased during the second quarter last year resulting in a decrease of $1.0 million for the quarter ended June 30, 2022. Also contributing to the decrease in noninterest income was a decrease in mortgage banking income of $1.7 million, or 43.4%, to $2.2 million for the quarter ended June 30, 2022 from $3.8 million for the quarter ended June 30, 2021 due to the impact of less favorable pricing in the secondary market, as a result of the recent volatile interest rate environment. Partially offsetting these decreases was an increase in other operating income of $2.2 million, or 83.6%, to $4.9 million for the quarter ended June 30, 2022 compared to $2.6 million for the quarter ended June 30, 2021. This increase was driven by an increase in interest rate swap income as well as a gain of approximately $1.0 million from the sale of branch buildings associated with the previously announced consolidation of 20 branch office facilities. Service charges and fees increased $929,000, or 7.3%, to $13.7 million for the quarter ended June 30, 2022 compared to $12.7 million for the quarter ended June 30, 2021, as customer activity increased in 2022 after COVID-19 restricted behavior in the prior year.

Noninterest Expense

Noninterest expense decreased by $1.5 million, or 1.8%, to $84.8 million for the quarter ended June 30, 2022 from $86.3 million for the quarter ended June 30, 2021. This decrease was due to a decline in a majority of the noninterest expense categories as we continue to emphasize efficiency initiatives. Processing expenses decreased $2.2 million, or 14.5%, to $12.9 million for the quarter ended June 30, 2022 from $15.2 million for the quarter ended June 30, 2021 due to the investment in our technology and infrastructure during the prior year. Professional services decreased $898,000, or 21.2%, to $3.3 million for the quarter ended June 30, 2022 from $4.2 million for the quarter ended June 30, 2021 due to the use of third-party experts to assist with our digital strategy rollout in the prior year. Compensation and employee benefits decreased $821,000 to $48.1 million for the quarter ended June 30, 2022 from $48.9 million for the quarter ended June 30, 2021, despite recognizing approximately $1.4 million of additional expense related to the acceleration of compensation and stock benefits upon Mr. Seiffert's passing. The decrease in compensation and employee benefits was driven primarily by the branch consolidations completed in April. Offsetting these decreases was an increase in other expenses of $3.8 million to $5.2 million for the quarter ended June 30, 2022 from $1.4 million for the quarter ended June 30, 2021 due to an increase in our unfunded loan loss reserve associated with the origination of loans with current off balance sheet exposure.

Income Taxes

The provision for income taxes decreased by $5.3 million, or 34.9%, to $9.9 million for the quarter ended June 30, 2022 from $15.1 million for the quarter ended June 30, 2021. This decrease in income taxes was due to a decrease in income before taxes in the current year. We anticipate our effective tax rate to be between 21.0% and 23.0% for the year ending December 31, 2022.

Comparison of Operating Results for the Six Months Ended June 30, 2022 and 2021

Net income for the six months ended June 30, 2022 was $61.7 million, or $0.49 per diluted share, a decrease of $27.5 million, or 30.8%, from $89.2 million, or $0.70 per diluted share, for the six months ended June 30, 2021. The decrease in net income resulted primarily from a decrease in noninterest income of $30.5 million, or 35.2%, as well as an increase in the provision for credit losses of $6.8 million, or 120.4%, and a $5.3 million, or 2.7% decrease in net interest income. Partially offsetting these unfavorable variances was a decrease in income tax expense of $9.3 million, or 34.7%, and a $5.8 million, or 3.3%, decrease in noninterest expense. Net income for the six months ended June 30, 2022 represents annualized returns on average equity and average assets of 8.01% and 0.87%, respectively, compared to 11.61% and 1.27% for the six months ended June 30, 2021. A further discussion of notable changes follows.

Interest Income

    Total interest income decreased by $8.2 million, or 3.9%, to $202.3 million for the six months ended June 30, 2022 from $210.6 million for the six months ended June 30, 2021. This decrease is the result of a decrease in the average yield earned on interest-earning assets to 3.05% for the six months ended June 30, 2022 from 3.23% for the six months ended June 30, 2021. Despite the recent rising rate environment, loan yields are down year over year and have only started to rise during the quarter ended June 30, 2022. Partially offsetting this decrease was an increase in the average balance of interest-earning assets by $301.4 million, or 2.3%, to $13.371 billion for the six months ended June 30, 2022 from $13.070 billion for the six months ended June 30, 2021 primarily driven by growth in the mortgage-backed securities portfolio and interest-earning deposits.

Interest income on loans receivable decreased by $13.8 million, or 7.0%, to $183.7 million for the six months ended June 30, 2022 from $197.6 million for the six months ended June 30, 2021. This decrease is attributed to a decrease in the average balance of loans receivable by $322.1 million, or 3.1%, to $10.030 billion for the six months ended June 30, 2022 from $10.352 billion for the six months ended June 30, 2021 due primarily to PPP loan forgiveness and the payoff of several classified commercial real estate loan relationships. Additionally, the average yield on loans receivable decreased to 3.69% for the six months ended June 30, 2022 from 3.83% for the six months ended June 30, 2021 despite the recent rise in market interest rates.

    Interest income on mortgage-backed securities increased by $3.6 million, or 36.8%, to $13.5 million for the six months ended June 30, 2022 from $9.9 million for the six months ended June 30, 2021. This increase is attributed to an increase in the average balance of mortgage-backed securities of $407.2 million, or 26.4%, to $1.949 billion for the six months ended June 30, 2022 from $1.542 billion for the six months ended June 30, 2021. This increase in average balance was primarily a result of additional purchases utilizing excess cash from deposit growth during the past year. Additionally, the average yield on mortgage-backed securities increased to 1.39% for the six months ended June 30, 2022 from 1.28% for the six months ended June 30, 2021 due to the purchase of fixed rate mortgage-backed securities with yields higher than the existing portfolio.

Interest income on investment securities increased by $253,000, or 10.1%, to $2.7 million for the six months ended June 30, 2022 from $2.5 million for the six months ended June 30, 2021. This increase is primarily attributable to an increase in the average balance of investment securities by $27.3 million, or 7.9%, to $375.3 million for the six months ended June 30, 2022 from $348.0 million for the six months ended June 30, 2021. Additionally, the average yield on investment securities increased slightly to 1.46% for the six months ended June 30, 2022 from 1.43% for the six months ended June 30, 2021.

Dividends on FHLB stock decreased by $91,000, or 35.8%, to $163,000 for the six months ended June 30, 2022 from $254,000 for the six months ended June 30, 2021. This decrease was due to an $8.8 million, or 39.2%, decrease in the average balance of FHLB stock to $13.6 million for the six months ended June 30, 2022 from $22.5 million for the six months ended June 30, 2021. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB. Partially offsetting the decrease in the balance was an increase in the average yield on FHLB stock to 2.41% for the six months ended June 30, 2022 from 2.27% for the six months ended June 30, 2021 as the FHLB of Pittsburgh increased yields on required stock holdings due to higher market interest rates.

Interest income on interest-earning deposits increased by $1.8 million to $2.2 million for the six months ended June 30, 2022 from $375,000 for the six months ended June 30, 2021. This increase is attributable to an increase in the average balance of interest-earning deposits by $197.7 million, or 24.5%, to $1.004 billion for the six months ended June 30, 2022 from $805.9 million for the six months ended June 30, 2021. Additionally, the average yield on interest-earning deposits increased to 0.43% for the six months ended June 30, 2022 from 0.09% for the six months ended June 30, 2021, as a result of increases in the targeted federal funds rate by the Federal Reserve.

Interest Expense

Interest expense decreased by $3.0 million, or 20.5%, to $11.4 million for the six months ended June 30, 2022 from $14.4 million for the six months ended June 30, 2021. This decrease in interest expense was driven by a decrease in the average cost of interest-bearing liabilities to 0.24% for the six months ended June 30, 2022 from 0.31% for the six months ended June 30, 2021. This decrease resulted from decreases in the interest rate paid on deposits as well as the change in deposit mix as customers chose to move funds from fixed-rate time deposits to more liquid deposit accounts. Despite a rising interest rate environment, we have been able to keep our cost of deposits stable. Additionally, the yield on time deposits has continued to decrease, from 0.91% for the six months ended June 30, 2021 to 0.64% for the six months ended June 30, 2022, as time deposits with higher rates are maturing and rolling into lower rate deposit products. Partially offsetting this decrease was an increase in the average balance of interest-bearing liabilities by $66.6 million, or 0.7%, to $9.512 billion for the six months ended June 30, 2022 from $9.445 billion for the six months ended June 30, 2021. This increase in the average balance resulted from growth in deposits over the past year.

Net Interest Income

Net interest income decreased by $5.3 million, or 2.7%, to $190.9 million for the six months ended June 30, 2022 from $196.2 million for the six months ended June 30, 2021. This decrease is attributable to the factors discussed above. Our interest rate spread and net interest margin both decreased over the course of the year. Our interest rate spread decreased to 2.81% for the six months ended June 30, 2022 from 2.92% for the six months ended June 30, 2021 and our net interest margin decreased to 2.86% for the six months ended June 30, 2022 from 3.00% for the six months ended June 30, 2021. These decreases were primarily due to declining interest-earning asset yields on loans receivable.

Provision for Credit Losses

    The provision for credit losses increased by $6.8 million, or 120.4%, to a current period provision expense of $1.1 million for the six months ended June 30, 2022 from a negative provision of $5.6 million for the six months ended June 30, 2021. The current period provision was driven by the current portfolio mix, changes to asset quality and classified assets and the most recent economic forecasts. The negative provision in the prior year was driven by the improvements in the economic forecasts compared to the uncertainty that existed in 2020 for industries impacted by COVID-19

Annualized net charge-offs to average loans decreased to 0.10% for the six months ended June 30, 2022 from 0.22% for the six months ended June 30, 2021. Additionally, classified assets declined by $175.7 million, or 38.8%, to $277.4 million, or 2.66% of loans outstanding at June 30, 2022 from $453.1 million, or 4.39% of loans outstanding at June 30, 2021.

In determining the amount of the current period provision, we considered current economic conditions, including but not limited to unemployment levels, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled “Allowance for Credit Losses.” The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at June 30, 2022.

Noninterest Income

Noninterest income decreased by $30.5 million, or 35.2%, to $56.2 million for the six months ended June 30, 2022 from $86.7 million for the six months ended June 30, 2021. This decrease was primarily driven by the sale of the insurance business on April 30, 2021, during the six months ended June 30, 2021, resulting in a $25.3 million pre-tax gain. This insurance business sale in the prior year also resulted in a decrease in insurance commission income of $3.6 million from the six months ended June 30, 2021. In addition, mortgage banking income decreased by $6.2 million, or 63.2%, due to the impact of less favorable secondary market pricing. Partially offsetting these decreases were $1.6 million increases in both service charges and fees and other operating income. Service charges and fees increased to $26.7 million for the six months ended June 30, 2022 from $25.1 million for the six months ended June 30, 2021 due to increased customer activity in 2022 after COVID-19 restricted behavior in the prior year. Other operating income increased to $7.1 million for the six months ended June 30, 2022 from $5.5 million for the six months ended June 30, 2021 due to an increase in swap fee income as well as a gain of approximately $1.0 million from the sale of branch buildings associated with the previously announced consolidation of 20 branch office facilities.

Noninterest Expense

Noninterest expense decreased by $5.8 million, or 3.3%, to $166.8 million for the six months ended June 30, 2022, from $172.5 million for the six months ended June 30, 2021. This decrease was driven by a $3.1 million, or 10.9%, decrease in processing expenses to $25.5 million for the six months ended June 30, 2022 from $28.6 million for the six months ended June 30, 2021 due to the prior year investment in technology and infrastructure. Additionally, professional service expense decreased by $2.9 million, or 33.0%, to $5.9 million for the six months ended June 30, 2022 from $8.8 million for the six months ended June 30, 2021 due to utilization of third-party experts to recruit talent and to assist with our digital strategy rollout during the prior year. Compensation and employee benefits expense decreased $1.1 million, or 1.2%, to $95.0 million for the six months ended June 30, 2022 from $96.1 million for the six months ended June 30, 2021 despite recognizing approximately $1.4 million of additional expense related to the acceleration of compensation and stock benefits upon Mr. Seiffert's passing. This decrease in compensation and benefits as well as the $1.1 million, or 7.1%, decrease in premises and occupancy costs are due primarily to branch consolidations completed over the past two years. Partially offsetting these decreases, was a $2.8 million, or 59.1%, increase in other expenses due to an increase in the reserve for unfunded commitments resulting from the origination of loans with current off balance sheet exposure.

Income Taxes

The provision for income taxes decreased by $9.3 million, or 34.7%, to $17.5 million for the six months ended June 30, 2022 from $26.7 million for the six months ended June 30, 2021. This decrease was primarily due to the decrease in income before tax of $36.8 million, or 31.7%. We anticipate our effective tax rate to be between 21.0% and 23.0% for the year ending December 31, 2022.

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

	Quarter ended June 30,
	2022			2021
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,171,469	27,327	3.45%	$2,935,034	25,609	3.49%
Home equity loans	1,277,440	11,961	3.76%	1,380,794	12,232	3.55%
Consumer loans	1,880,769	15,777	3.36%	1,589,739	14,555	3.67%
Commercial real estate loans	2,915,750	31,844	4.32%	3,257,810	33,349	4.05%
Commercial loans	912,454	9,090	3.94%	1,133,969	9,978	3.48%
Loans receivable (a) (b) (d) (includes FTE adjustments of $425 and $468, respectively)	10,157,882	95,999	3.79%	10,297,346	95,723	3.73%
Mortgage-backed securities (c)	1,952,375	7,158	1.47%	1,756,227	5,680	1.29%
Investment securities (c) (d) (includes FTE adjustments of $192 and $179, respectively)	376,935	1,590	1.69%	364,414	1,466	1.61%
FHLB stock, at cost	13,428	82	2.44%	23,107	138	2.40%
Other interest-earning deposits	846,142	1,684	0.79%	810,741	192	0.09%
Total interest-earning assets (includes FTE adjustments of $617 and $647, respectively)	13,346,762	106,513	3.20%	13,251,835	103,199	3.12%
Noninterest-earning assets (e)	909,943			1,104,924
Total assets	$14,256,705			$14,356,759

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$2,361,919	589	0.10%	$2,255,578	590	0.10%
Interest-bearing demand deposits	2,857,336	310	0.04%	2,840,949	407	0.06%
Money market deposit accounts	2,653,467	668	0.10%	2,537,629	621	0.10%
Time deposits	1,220,815	1,774	0.58%	1,493,947	3,155	0.85%
Borrowed funds (f)	123,749	167	0.54%	131,240	150	0.46%
Subordinated debentures	119,563	1,203	4.03%	123,443	1,264	4.11%
Junior subordinated debentures	129,142	920	2.82%	128,882	636	1.95%
Total interest-bearing liabilities	9,465,991	5,631	0.24%	9,511,668	6,823	0.29%
Noninterest-bearing demand deposits (g)	3,090,372			3,036,202
Noninterest-bearing liabilities	193,510			247,930
Total liabilities	12,749,873			12,795,800
Shareholders’ equity	1,506,832			1,560,959
Total liabilities and shareholders’ equity	$14,256,705			$14,356,759
Net interest income/Interest rate spread		100,882	2.96%		96,376	2.84%
Net interest-earning assets/Net interest margin	$3,880,771		3.07%	$3,740,167		2.91%
Ratio of interest-earning assets to interest- bearing liabilities	1.41X			1.39X
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
(g)Average cost of deposits were 0.11% and 0.16%, respectively.
(h)Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 3.77% and 3.71%, respectively; investment securities — 1.48% and 1.41%, respectively; interest-earning assets — 3.18% and 3.10%, respectively. GAAP basis net interest rate spreads were 2.94% and 2.82%, respectively; and GAAP basis net interest margins were 3.05% and 2.89%, respectively.

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

	For the quarter ended June 30, 2022 vs. 2021
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$1,576	(1,300)	276
Mortgage-backed securities	759	719	1,478
Investment securities	71	53	124
FHLB stock, at cost	3	(59)	(56)
Other interest-earning deposits	1,406	86	1,492
Total interest-earning assets	3,815	(501)	3,314

Interest-bearing liabilities:
Savings deposits	(27)	26	(1)
Interest-bearing demand deposits	(99)	2	(97)
Money market deposit accounts	17	30	47
Time deposits	(984)	(397)	(1,381)
Borrowed funds	27	(10)	17
Subordinated debt	(25)	(36)	(61)
Junior subordinated debentures	282	2	284
Total interest-bearing liabilities	(809)	(383)	(1,192)

Net change in net interest income	$4,624	(118)	4,506

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

	Six months ended June 30,
	2022			2021
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,077,155	52,868	3.44%	$2,971,037	51,975	3.50%
Home equity loans	1,285,668	23,433	3.68%	1,406,260	25,046	3.57%
Consumer loans	1,840,110	30,684	3.36%	1,526,861	29,121	3.82%
Commercial real estate loans	2,957,744	61,601	4.14%	3,285,696	71,820	4.32%
Commercial loans	868,854	15,987	3.66%	1,161,736	20,543	3.50%
Loans receivable (a) (b) (d) (includes FTE adjustments of $825 and $932, respectively)	10,029,531	184,573	3.71%	10,351,590	198,505	3.85%
Mortgage-backed securities (c)	1,948,794	13,518	1.39%	1,541,585	9,880	1.28%
Investment securities (c) (d) (includes FTE adjustments of $381 and $351, respectively)	375,323	3,130	1.67%	347,977	2,847	1.64%
FHLB stock, at cost	13,648	163	2.41%	22,462	254	2.27%
Other interest-earning deposits	1,003,627	2,151	0.43%	805,930	375	0.09%
Total interest-earning assets (includes FTE adjustments of $1,206 and $1,283, respectively)	13,370,923	203,535	3.07%	13,069,544	211,861	3.25%
Noninterest-earning assets (e)	969,111			1,103,734
Total assets	$14,340,034			$14,173,278

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$2,348,282	1,181	0.10%	$2,187,184	1,215	0.11%
Interest-bearing demand deposits	2,866,333	631	0.04%	2,812,348	836	0.06%
Money market deposit accounts	2,660,745	1,321	0.10%	2,517,673	1,278	0.10%
Time deposits	1,256,513	3,959	0.64%	1,538,489	6,959	0.91%
Borrowed funds (f)	129,487	324	0.50%	137,488	303	0.44%
Subordinated debentures	121,574	2,454	4.04%	123,400	2,522	4.10%
Junior subordinated debentures	129,109	1,571	2.42%	128,850	1,278	1.96%
Total interest-bearing liabilities	9,512,043	11,441	0.24%	9,445,432	14,391	0.31%
Noninterest-bearing demand deposits (g)	3,075,617			2,921,343
Noninterest-bearing liabilities	198,854			256,748
Total liabilities	12,786,514			12,623,523

Shareholders’ equity	1,553,520			1,549,755

Total liabilities and shareholders’ equity	$14,340,034			$14,173,278

Net interest income/Interest rate spread		192,094	2.83%		197,470	2.94%

Net interest-earning assets/Net interest margin	$3,858,880		2.87%	$3,624,112		3.02%

Ratio of interest-earning assets to interest-bearing liabilities	1.41X			1.38X
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
(g)Average cost of deposits were 0.12% and 0.17%, respectively.
(h)Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 3.69% and 3.83%, respectively; investment securities — 1.46% and 1.43%, respectively; interest-earning assets — 3.05% and 3.23%, respectively. GAAP basis net interest rate spreads were 2.81% and 2.92%, respectively; and GAAP basis net interest margins were 2.86% and 3.00%, respectively.

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

	For the six months ended June 30, 2022 vs. 2021
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$(6,914)	(7,018)	(13,932)
Mortgage-backed securities	813	2,825	3,638
Investment securities	55	228	283
FHLB stock, at cost	16	(107)	(91)
Other interest-earning deposits	1,354	422	1,776
Total interest-earning assets	(4,676)	(3,650)	(8,326)

Interest-bearing liabilities:
Savings deposits	(108)	74	(34)
Interest-bearing demand deposits	(212)	7	(205)
Money market deposit accounts	(21)	64	43
Time deposits	(2,073)	(927)	(3,000)
Borrowed funds	43	(22)	21
Subordinated debt	(38)	(30)	(68)
Junior subordinated debentures	297	(4)	293
Total interest-bearing liabilities	(2,112)	(838)	(2,950)

Net change in net interest income	$(2,564)	(2,812)	(5,376)

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at June 30, 2022 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from June 30, 2022 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage increase/(decrease) in net interest income	0.2%	0.1%	(0.1)%	(8.0%)
Projected percentage increase/(decrease) in net income	0.7%	0.5%	0.2%	(18.0%)
Projected increase/(decrease) in return on average equity	0.7%	0.5%	0.2%	(17.3%)
Projected increase/(decrease) in earnings per share	$0.01	$—	$—	$(0.21)
Projected percentage increase/(decrease) in market value of equity	(6.4%)	(12.9%)	(19.1%)	2.5%

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

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)       Not applicable.
b)       Not applicable.
c)    On December 13, 2012, the Board of Directors approved a program that authorizes the repurchase of approximately 5,000,000 shares of common stock. This program does not have an expiration date. During the quarter ended June 30, 2022, there were no shares of common stock repurchased and there are a maximum of 2,261,130 remaining shares that can be purchased under the current repurchase program.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION

Not applicable.

Item 6.        EXHIBITS

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	August 5, 2022	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr.
Chief Financial Officer and Interim President and Chief Executive Officer
(Duly Authorized Officer)

Date:	August 5, 2022	By:	/s/ Jeffrey J. Maddigan
Jeffrey J. Maddigan
Executive Vice President, Finance, Accounting and Corporate Treasurer
(Principal Accounting Officer)