Form 10-Q
period 2022-09-30
Northwest Bancshares, Inc.
filed 2022-11-04
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
 OR
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
Common Stock ($0.01 par value), 126,988,367 shares outstanding as of October 31, 2022.

NORTHWEST BANCSHARES, INC.

Item 1.        FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$118,549	1,279,259
Marketable securities available-for-sale (amortized cost of $1,466,883 and $1,565,002, respectively)	1,251,791	1,548,592
Marketable securities held-to-maturity (fair value of $771,238 and $751,513, respectively)	899,411	768,154
Total cash and cash equivalents and marketable securities	2,269,751	3,596,005

Loans held-for-sale	15,834	25,056
Loans held for investment	10,725,691	9,991,336
Allowance for credit losses	(109,819)	(102,241)
Loans receivable, net	10,631,706	9,914,151

FHLB stock, at cost	19,281	14,184
Accrued interest receivable	29,536	25,599
Real estate owned, net	450	873
Premises and equipment, net	146,173	156,524
Bank-owned life insurance	255,015	256,213
Goodwill	380,997	380,997
Other intangible assets, net	9,491	12,836
Other assets	210,744	144,126
Total assets	$13,953,144	14,501,508

Liabilities and shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$3,094,120	3,099,526
Interest-bearing demand deposits	2,812,730	2,940,442
Money market deposit accounts	2,577,013	2,629,882
Savings deposits	2,327,419	2,303,760
Time deposits	1,067,110	1,327,555
Total deposits	11,878,392	12,301,165

Borrowed funds	150,036	139,093
Subordinated debt	113,753	123,575
Junior subordinated debentures	129,249	129,054
Advances by borrowers for taxes and insurance	29,647	44,582
Accrued interest payable	831	1,804
Other liabilities	191,450	178,664
Total liabilities	12,493,358	12,917,937

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 126,921,989 and 126,612,183 shares issued and outstanding, respectively	1,269	1,266
Additional paid-in capital	1,017,189	1,010,405
Retained earnings	632,476	609,529
Accumulated other comprehensive loss	(191,148)	(37,629)
Total shareholders’ equity	1,459,786	1,583,571
Total liabilities and shareholders’ equity	$13,953,144	14,501,508
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except share data)

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest income:
Loans receivable	$106,943	97,475	290,691	295,048
Mortgage-backed securities	8,683	5,840	22,201	15,720
Taxable investment securities	838	649	2,230	1,976
Tax-free investment securities	709	628	2,066	1,797
FHLB stock dividends	148	71	311	325
Interest-earning deposits	1,295	352	3,446	727
Total interest income	118,616	105,015	320,945	315,593
Interest expense:
Deposits	3,157	4,540	10,249	14,827
Borrowed funds	2,710	2,056	7,059	6,160
Total interest expense	5,867	6,596	17,308	20,987
Net interest income	112,749	98,419	303,637	294,606
Provision for credit losses	7,689	(4,354)	8,837	(9,974)
Net interest income after provision for credit losses	105,060	102,773	294,800	304,580
Noninterest income:
Loss on sale of investments	(2)	(46)	(7)	(172)
Service charges and fees	14,323	13,199	41,063	38,337
Trust and other financial services income	6,650	7,182	21,123	21,101
Insurance commission income	—	44	—	3,633
Gain on real estate owned, net	290	247	552	371
Income from bank-owned life insurance	1,475	1,332	5,466	4,707
Mortgage banking income	766	3,941	4,388	13,772
Gain on sale of insurance business	—	—	—	25,327
Other operating income	3,301	3,287	10,406	8,771
Total noninterest income	26,803	29,186	82,991	115,847
Noninterest expense:
Compensation and employee benefits	46,711	49,063	141,701	145,196
Premises and occupancy costs	7,171	7,745	22,248	23,969
Office operations	3,229	4,143	9,774	10,625
Collections expense	322	411	1,245	1,330
Processing expenses	13,416	13,517	38,911	42,124
Marketing expenses	2,147	2,102	6,322	6,183
Federal deposit insurance premiums	1,200	1,184	3,459	3,844
Professional services	3,363	4,295	9,269	13,108
Amortization of intangible assets	1,047	1,321	3,345	4,348
Real estate owned expense	61	94	170	254
Merger, asset disposition and restructuring expense	—	—	1,374	641
Other expenses	3,906	2,227	11,506	7,003
Total noninterest expense	82,573	86,102	249,324	258,625
Income before income taxes	49,290	45,857	128,467	161,802
Federal and state income taxes expense	11,986	10,794	29,450	37,535
Net income	$37,304	35,063	99,017	124,267
Basic earnings per share	$0.29	0.28	0.78	0.98
Diluted earnings per share	$0.29	0.27	0.78	0.97
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$37,304	35,063	99,017	124,267
Other comprehensive income net of tax:
Net unrealized holding losses on marketable securities:
Unrealized holding losses, net of tax of $14,705, $2,076, $45,555, and $6,812, respectively	(48,387)	(6,455)	(153,124)	(19,554)
Reclassification adjustment for gains included in net income, net of tax of $0, $24, $0, and $89, respectively	—	(69)	(2)	(280)
Net unrealized holding losses on marketable securities	(48,387)	(6,524)	(153,126)	(19,834)

Defined benefit plan:
Actuarial reclassification adjustments for prior period service costs and actuarial (gains)/losses included in net income, net of tax of $50, ($128), $151, and ($386), respectively	(131)	333	(393)	1,000

Other comprehensive loss	(48,518)	(6,191)	(153,519)	(18,834)

Total comprehensive income/(loss)	$(11,214)	28,872	(54,502)	105,433
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended September 30, 2022	Shares	Amount
Beginning balance at June 30, 2022	126,881,766	$1,269	1,015,349	620,551	(142,630)	1,494,539

Comprehensive income:
Net income	—	—	—	37,304	—	37,304

Other comprehensive loss, net of tax of $14,755	—	—	—	—	(48,518)	(48,518)

Total comprehensive income/(loss)	—	—	—	37,304	(48,518)	(11,214)

Exercise of stock options	73,472	—	897	—	—	897

Stock-based compensation expense	—	—	944	—	—	944

Stock-based compensation forfeited	(33,249)	—	(1)	—	—	(1)

Dividends paid ($0.20 per share)	—	—	—	(25,379)	—	(25,379)

Ending balance at September 30, 2022	126,921,989	$1,269	1,017,189	632,476	(191,148)	1,459,786

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended September 30, 2021	Shares	Amount
Beginning balance at June 30, 2021	127,907,885	$1,279	1,025,174	595,100	(46,192)	1,575,361

Comprehensive income:
Net income	—	—	—	35,063	—	35,063

Other comprehensive loss, net of tax of $1,972	—	—	—	—	(6,191)	(6,191)

Total comprehensive income/(loss)	—	—	—	35,063	(6,191)	28,872

Exercise of stock options	57,142	—	688	—	—	688

Stock-based compensation expense	1,139	—	1,046	—	—	1,046

Share repurchases	(1,425,120)	(14)	(18,809)	—	—	(18,823)

Stock-based compensation forfeited	(19,702)	—	—	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(25,376)	—	(25,376)

Ending balance at September 30, 2021	126,521,344	$1,265	1,008,099	604,787	(52,383)	1,561,768
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Nine months ended September 30, 2022	Shares	Amount
Beginning balance at December 31, 2021	126,612,183	$1,266	1,010,405	609,529	(37,629)	1,583,571

Comprehensive income:
Net income	—	—	—	99,017	—	99,017

Other comprehensive loss, net of tax of $45,706	—	—	—	—	(153,519)	(153,519)

Total comprehensive income/(loss)	—	—	—	99,017	(153,519)	(54,502)

Exercise of stock options	314,880	2	3,719	—	—	3,721

Stock-based compensation expense	75,377	2	3,065	—	—	3,067

Stock-based compensation forfeited	(80,451)	(1)	—	—	—	(1)

Dividends paid ($0.60 per share)	—	—	—	(76,070)	—	(76,070)

Ending balance at September 30, 2022	126,921,989	$1,269	1,017,189	632,476	(191,148)	1,459,786

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Nine months ended September 30, 2021	Shares	Amount
Beginning balance at December 31, 2020	127,019,452	$1,270	1,015,502	555,480	(33,549)	1,538,703

Comprehensive income:
Net income	—	—	—	124,267	—	124,267

Other comprehensive loss, net of tax of $6,515	—	—	—	—	(18,834)	(18,834)

Total comprehensive income/(loss)	—	—	—	124,267	(18,834)	105,433

Exercise of stock options	1,043,487	10	12,711	—	—	12,721

Stock-based compensation expense	323,824	3	3,722	—	—	3,725

Share repurchases	(1,813,132)	(18)	(23,836)	—	—	(23,854)

Stock-based compensation forfeited	(52,287)	—	—	—	—	—

Dividends paid ($0.59 per share)	—	—	—	(74,960)	—	(74,960)

Ending balance at September 30, 2021	126,521,344	$1,265	1,008,099	604,787	(52,383)	1,561,768
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine months ended September 30,
	2022	2021
Operating activities:
Net income	$99,017	124,267
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,837	(9,974)
Net gain on sale of assets	(858)	(970)
Mortgage banking activity	(3,308)	(17,321)
Gain on sale of insurance business	—	(25,327)
Net depreciation, amortization and accretion	3,874	(271)
(Increase)/decrease in other assets	(31,790)	19,248
Increase/(decrease) in other liabilities	11,270	(10,545)
Net amortization on marketable securities	3,849	5,830
Noncash compensation expense related to stock benefit plans	3,066	3,725
Noncash write-down of real estate owned	44	173
Deferred income tax expense	1,928	1,889
Origination of loans held-for-sale	(317,117)	(605,947)
Proceeds from sale of loans held-for-sale	331,268	652,770
Net cash provided by operating activities	110,080	137,547

Investing activities:
Purchase of marketable securities held-to-maturity	(212,892)	(479,165)
Purchase of marketable securities available-for-sale	(102,178)	(619,987)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	80,765	38,974
Proceeds from maturities and principal reductions of marketable securities available-for-sale	197,310	341,121
Proceeds from sale of marketable securities available-for-sale	—	62,127
Proceeds from bank-owned life insurance	4,753	3,984
Loan originations	(3,464,471)	(3,063,998)
Loan purchases	(371,121)	—
Proceeds from loan maturities and principal reductions	3,110,264	3,413,907
Net (redemptions)/proceeds of FHLB stock	(5,097)	7,181
Proceeds from sale of real estate owned	1,469	2,440
Proceeds from sale of real estate owned for investment	229	229
Purchases of premises and equipment, net	(613)	(3,728)
Proceeds from the sale of insurance business	—	28,238
Net cash used in investing activities	(761,582)	(268,677)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
(in thousands)

	Nine months ended September 30,
	2022	2021
Financing activities:
Net (decrease)/increase in deposits	$(422,773)	622,980
Repayments of long-term borrowings	(10,094)	(22,105)
Net increase/(decrease) in short-term borrowings	10,943	(11,165)
Increase in advances by borrowers for taxes and insurance	(14,935)	(18,279)
Cash dividends paid on common stock	(76,070)	(74,960)
Purchase of common stock for retirement	—	(23,854)
Proceeds from stock options exercised	3,721	12,721
Net cash (used in)/provided by financing activities	(509,208)	485,338
Net (decrease)/increase in cash and cash equivalents	$(1,160,710)	354,208

Cash and cash equivalents at beginning of period	$1,279,259	736,277
Net (decrease)/increase in cash and cash equivalents	(1,160,710)	354,208
Cash and cash equivalents at end of period	$118,549	1,090,485

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $9,812 and $14,631, respectively)	$18,281	22,452
Income taxes	21,851	28,961

Non-cash activities:
Loan foreclosures and repossessions	$3,423	3,848
Sale of real estate owned financed by the Company	175	54
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

    The results of operations for the quarter ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other period.

Allowance for Credit Losses and Provision for Credit Losses Update

During the nine months ended September 30, 2022, the Bank implemented a new model to calculate the allowance for credit losses on our vehicle loan portfolio. Additionally, as part of the process, we re-assessed our loan segmentation and loans that were previously included in our consumer loan portfolio were moved into our vehicle loan portfolio. The change in segmentation was driven by underlying collateral types, and the loans continue to share similar risk characteristics.

The allowance for credit losses within the vehicle loan portfolio is calculated using a non-discounted cash flow model developed by an external third-party. Monthly probabilities of default and prepayments are estimated for each loan, along with estimates of exposure at default and loss given default. The model utilizes loan, borrower, and collateral characteristics, and macroeconomic data as inputs.

    Stock-Based Compensation

On May 18, 2022, the Company awarded employees 150,027 restricted stock units (“RSUs”) with a weighted average discounted grant date fair value of $11.00. The RSUs vest over a three-year period with the first vesting occurring one year from the grant date. The Company awarded directors 41,206 restricted stock awards (“RSAs”) with a grant date fair value of $12.55 which fully vest one-year from the grant date. Also, the Company awarded employees 150,027 performance share units (“PSUs”) with a discounted grant date fair value of $10.26. The number of PSUs earned will be based on attainment of certain performance criteria over a three-year period, with the actual number of shares issuable ranging between 0% and 150% of the number of PSUs granted. The PSUs have a three-year cliff vesting, from the date of grant, and any PSUs earned will be issued after the vesting period. Stock-based compensation expense of $944,000 and $1.0 million for the quarters ended September 30, 2022 and 2021, respectively, and $3.1 million and $3.7 million for the nine months ended September 30, 2022 and 2021, respectively, was recognized in compensation expense relating to our stock benefit plans. At September 30, 2022, there was compensation expense of $1.0 million to be recognized for awarded but unvested stock options, $6.0 million for unvested restricted common shares, $1.2 million to be recognized for awarded but unvested RSUs, $300,000 to be recognized for awarded but unvested RSAs, and $1.2 million to be recognized for awarded but unvested PSUs.

 Income Taxes-Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. We had a $241,000 liability for unrecognized tax benefits as of both September 30, 2022 and December 31, 2021.
     We recognize interest accrued related to: (1) unrecognized tax benefits in other expenses and (2) refund claims in other operating income. We recognize penalties (if any) in other expenses. We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2021, 2020, 2019 and 2018.

(2)    Marketable Securities

The following table shows the portfolio of marketable securities available-for-sale at September 30, 2022 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S government and agencies:
Due after one year through five years	$20,000	—	(1,921)	18,079
Due after ten years	54,213	—	(10,367)	43,846

Debt issued by government-sponsored enterprises:
Due after one year through five years	993	—	(53)	940
Due after five years through ten years	45,890	—	(7,739)	38,151

Municipal securities:
Due within one year	509	—	(2)	507
Due after one year through five years	618	—	(15)	603
Due after five years through ten years	33,945	8	(3,272)	30,681
Due after ten years	92,791	—	(18,406)	74,385

Corporate debt issues:
Due after five years through ten years	13,551	—	(411)	13,140

Residential mortgage-backed securities:
Fixed rate pass-through	233,394	14	(34,557)	198,851
Variable rate pass-through	9,341	25	(117)	9,249
Fixed rate agency CMOs	932,668	1	(137,752)	794,917
Variable rate agency CMOs	28,970	45	(573)	28,442
Total residential mortgage-backed securities	1,204,373	85	(172,999)	1,031,459
Total marketable securities available-for-sale	$1,466,883	93	(215,185)	1,251,791

The following table shows the portfolio of marketable securities available-for-sale at December 31, 2021 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after one year through five years	$20,000	—	(68)	19,932
Due after ten years	57,681	—	(1,722)	55,959

Debt issued by government-sponsored enterprises:
Due within one year	177	—	—	177
Due after one year through five years	991	73	—	1,064
Due after five years through ten years	46,411	1	(1,568)	44,844

Municipal securities:
Due within one year	946	13	—	959
Due after one year through five years	1,261	22	(3)	1,280
Due after five years through ten years	23,692	661	(146)	24,207
Due after ten years	99,558	2,884	(187)	102,255

Residential mortgage-backed securities:
Fixed rate pass-through	265,604	2,389	(2,525)	265,468
Variable rate pass-through	11,306	294	(9)	11,591
Fixed rate agency CMOs	997,680	2,284	(18,965)	980,999
Variable rate agency CMOs	39,695	224	(62)	39,857
Total residential mortgage-backed securities	1,314,285	5,191	(21,561)	1,297,915
Total marketable securities available-for-sale	$1,565,002	8,845	(25,255)	1,548,592

    The following table shows the portfolio of marketable securities held-to-maturity at September 30, 2022 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after one year through five years	$16,478	—	(1,739)	14,739
Due after five years through ten years	107,976	—	(20,352)	87,624

Residential mortgage-backed securities:
Fixed rate pass-through	167,016	—	(26,701)	140,315
Variable rate pass-through	574	—	(7)	567
Fixed rate agency CMOs	606,808	—	(79,373)	527,435
Variable rate agency CMOs	559	1	(2)	558
Total residential mortgage-backed securities	774,957	1	(106,083)	668,875
Total marketable securities held-to-maturity	$899,411	1	(128,174)	771,238

The following table shows the portfolio of marketable securities held-to-maturity at December 31, 2021 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after one year through five years	$16,478	—	(206)	16,272
Due after five years through ten years	107,973	—	(4,613)	103,360

Residential mortgage-backed securities:
Fixed rate pass-through	183,092	58	(2,161)	180,989
Variable rate pass-through	667	24	—	691
Fixed rate agency CMOs	459,345	251	(10,011)	449,585
Variable rate agency CMOs	599	17	—	616
Total residential mortgage-backed securities	643,703	350	(12,172)	631,881
Total marketable securities held-to-maturity	$768,154	350	(16,991)	751,513

The following table shows the contractual maturity of our residential mortgage-backed securities available-for-sale at September 30, 2022 (in thousands):

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due within one year	$254	252
Due after one year through five years	49,435	46,268
Due after five years through ten years	155,960	137,226
Due after ten years	998,724	847,713
Total residential mortgage-backed securities	$1,204,373	1,031,459

The following table shows the contractual maturity of our residential mortgage-backed securities held-to-maturity at September 30, 2022 (in thousands):

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due after one year through five years	$20,705	17,551
Due after five years through ten years	168,546	141,707
Due after ten years	585,706	509,617
Total residential mortgage-backed securities	$774,957	668,875

The following table shows the fair value of and gross unrealized losses on marketable securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2022 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$19,905	(1,989)	183,474	(40,182)	203,379	(42,171)
Municipal securities	87,699	(14,160)	17,671	(7,535)	105,370	(21,695)
Corporate debt issues	13,140	(411)	—	—	13,140	(411)
Residential mortgage-backed securities - agency	624,780	(61,296)	1,069,396	(217,786)	1,694,176	(279,082)
Total	$745,524	(77,856)	1,270,541	(265,503)	2,016,065	(343,359)

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

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of September 30, 2022, which were comprised of 664 individual securities, represents a credit loss impairment. All of these securities were issued by U.S. government agencies, U.S. government-sponsored enterprises, local municipalities, or represent corporate debt. The securities issued by the U.S. government agencies or U.S. government-sponsored enterprises are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The corporate debt issues and securities issued by local municipalities were all highly rated by major rating agencies and have no history of credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. The Company does not have the intent to sell these investment securities and it is likely that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2022.

The following table presents the credit quality of our held-to-maturity securities, based on the latest information available as of September 30, 2022 (in thousands). The credit ratings are sourced from nationally recognized rating agencies, which include Moody’s and S&P, or when credit ratings cannot be sourced from the agencies, they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of September 30, 2022.

	AA+	Total
Held-to-maturity securities (at amortized cost):
Debt issued by the U.S. government-sponsored enterprises	$124,454	124,454
Residential mortgage-backed securities	774,957	774,957
Total marketable securities held-to-maturity	$899,411	899,411

(3)    Loans Receivable

    The following table shows a summary of our loans receivable at amortized cost basis at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022			December 31, 2021
	Originated (1)	Acquired (2)	Total	Originated (1)	Acquired (2)	Total
Personal Banking:
Residential mortgage loans (3)	$3,225,348	176,550	3,401,898	2,783,459	211,161	2,994,620
Home equity loans	1,110,401	174,588	1,284,989	1,107,202	212,729	1,319,931
Vehicle loans	1,907,210	99,987	2,007,197	1,384,246	99,985	1,484,231
Consumer loans	100,831	8,210	109,041	307,961	46,556	354,517
Total Personal Banking	6,343,790	459,335	6,803,125	5,582,868	570,431	6,153,299

Commercial Banking:
Commercial real estate loans	2,101,684	327,222	2,428,906	2,202,027	423,454	2,625,481
Commercial real estate loans - owner occupied	344,504	39,420	383,924	321,253	68,750	390,003
Commercial loans	1,072,857	52,713	1,125,570	765,877	81,732	847,609
Total Commercial Banking	3,519,045	419,355	3,938,400	3,289,157	573,936	3,863,093
Total loans receivable, gross	9,862,835	878,690	10,741,525	8,872,025	1,144,367	10,016,392

Allowance for credit losses	(97,738)	(12,081)	(109,819)	(86,750)	(15,491)	(102,241)
Total loans receivable, net (4)	$9,765,097	866,609	10,631,706	8,785,275	1,128,876	9,914,151
(1) Includes originated and purchased loan pools purchased in an asset acquisition.
(2) Includes loans subject to purchase accounting in a business combination.
(3)     Includes fair value of $15.8 million and $25.1 million of loans held-for-sale at September 30, 2022 and December 31, 2021, respectively.
(4)    Includes $74.3 million and $62.8 million of net unearned income, unamortized premiums and discounts and deferred fees and costs at September 30, 2022 and December 31, 2021, respectively.

During the nine months ended September 30, 2022, the Company purchased a total of $182.8 million small business equipment finance loan pools and a total of $188.3 million one- to four-family jumbo mortgage loan pools.

    The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended September 30, 2022 (in thousands):

	Balance as of September 30, 2022	Current period provision	Charge-offs	Recoveries	Balance as of June 30, 2022
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$17,967	1,646	(166)	329	16,158
Home equity loans	5,448	341	(535)	410	5,232
Vehicle loans	17,004	1,576	(936)	626	15,738
Consumer loans	825	1,170	(1,405)	281	779
Total Personal Banking	41,244	4,733	(3,042)	1,646	37,907

Commercial Banking:
Commercial real estate loans	49,649	5,117	(1,329)	6,220	39,641
Commercial real estate loans - owner occupied	4,087	(34)	—	26	4,095
Commercial loans	14,839	(2,127)	(243)	497	16,712
Total Commercial Banking	68,575	2,956	(1,572)	6,743	60,448
Total	$109,819	7,689	(4,614)	8,389	98,355

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$4	(2)	—	—	6
Home equity loans	74	10	—	—	64
Total Personal Banking	78	8	—	—	70

Commercial Banking:
Commercial real estate loans	5,382	1,919	—	—	3,463
Commercial real estate loans - owner occupied	287	(41)	—	—	328
Commercial loans	5,288	1,699	—	—	3,589
Total Commercial Banking	10,957	3,577	—	—	7,380
Total off-balance sheet exposure	$11,035	3,585	—	—	7,450

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

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2022 (in thousands):

	Balance as of September 30, 2022	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2021
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$17,967	11,331	(1,487)	750	7,373
Home equity loans	5,448	127	(1,237)	1,258	5,300
Vehicle loans	17,004	2,159	(2,517)	1,879	15,483
Consumer loans	825	479	(3,459)	921	2,884
Total Personal Banking	41,244	14,096	(8,700)	4,808	31,040

Commercial Banking:
Commercial real estate loans	49,649	(6,465)	(6,745)	8,718	54,141
Commercial real estate loans - owner occupied	4,087	167	—	37	3,883
Commercial loans	14,839	1,039	(1,253)	1,876	13,177
Total Commercial Banking	68,575	(5,259)	(7,998)	10,631	71,201
Total	$109,819	8,837	(16,698)	15,439	102,241

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$4	2	—	—	2
Home equity loans	74	35	—	—	39
Total Personal Banking	78	37	—	—	41

Commercial Banking:
Commercial real estate loans	5,382	4,501	—	—	881
Commercial real estate loans - owner occupied	287	145	—	—	142
Commercial loans	5,288	3,894	—	—	1,394
Total Commercial Banking	10,957	8,540	—	—	2,417
Total off-balance sheet exposure	$11,035	8,577	—	—	2,458

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2021 (in thousands):

	Balance as of September 30, 2021	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2020
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$7,987	3,269	(2,888)	340	7,266
Home equity loans	6,293	1,892	(2,081)	490	5,992
Vehicle loans	12,457	(341)	(4,017)	1,990	14,825
Consumer loans	3,074	2,291	(3,135)	1,047	2,871
Total Personal Banking	29,811	7,111	(12,121)	3,867	30,954

Commercial Banking:
Commercial real estate loans	58,451	(12,859)	(9,281)	1,210	79,381
Commercial real estate loans - owner occupied	3,246	(6,391)	(890)	9	10,518
Commercial loans	18,259	2,165	(1,627)	4,147	13,574
Total Commercial Banking	79,956	(17,085)	(11,798)	5,366	103,473
Total	$109,767	(9,974)	(23,919)	9,233	134,427

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$2	—	—	—	2
Home equity loans	40	5	—	—	35
Total Personal Banking	42	5	—	—	37

Commercial Banking:
Commercial real estate loans	2,647	(802)	—	—	3,449
Commercial real estate loans - owner occupied	140	(186)	—	—	326
Commercial loans	1,333	(1,218)	—	—	2,551
Total Commercial Banking	4,120	(2,206)	—	—	6,326
Total off-balance sheet exposure	$4,162	(2,201)	—	—	6,363

    The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at September 30, 2022 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans (1)	Loans 90 days past due and accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$3,401,898	17,967	7,816	—	6,040	1,032	—
Home equity loans	1,284,989	5,448	3,685	—	1,584	657	—
Vehicle loans	2,007,197	17,004	3,235	—	—	—	—
Consumer loans	109,041	825	166	357	—	—	—
Total Personal Banking	6,803,125	41,244	14,902	357	7,624	1,689	—

Commercial Banking:
Commercial real estate loans	2,428,906	49,649	65,298	—	37,993	678	10
Commercial real estate loans - owner occupied	383,924	4,087	619	—	96	18	—
Commercial loans	1,125,570	14,839	2,808	—	1,037	157	400
Total Commercial Banking	3,938,400	68,575	68,725	—	39,126	853	410

Total	$10,741,525	109,819	83,627	357	46,750	2,542	410
(1)Includes $30.4 million of nonaccrual TDRs.

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

We present the amortized cost of our loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the period ended September 30, 2022 (in thousands):

		September 30, 2022
	Nonaccrual loans at January 1, 2022	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$10,402	7,816	—	7,816	—
Home equity loans	5,758	3,489	196	3,685	—
Vehicle loans	3,263	1,891	1,344	3,235	—
Consumer loans	675	166	—	166	357
Total Personal Banking	20,098	13,362	1,540	14,902	357

Commercial Banking:
Commercial real estate loans	129,666	27,690	37,608	65,298	—
Commercial real estate loans - owner occupied	1,233	619	—	619	—
Commercial loans	7,474	2,030	778	2,808	—
Total Commercial Banking	138,373	30,339	38,386	68,725	—

Total	$158,471	43,701	39,926	83,627	357

During the three and nine months ended September 30, 2022, we recognized $197,000 and $487,000 of interest income on nonaccrual and troubled debt restructuring loans.

The following table presents the amortized cost of our loans on nonaccrual status as of the year ended December 31, 2021 (in thousands):

		December 31, 2021
	Nonaccrual loans at January 1, 2021	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$15,924	10,402	—	10,402	—
Home equity loans	9,123	5,551	207	5,758	—
Vehicle loans	5,533	3,251	12	3,263	—
Consumer loans	1,031	674	1	675	331
Total Personal Banking	31,611	19,878	220	20,098	331

Commercial Banking:
Commercial real estate loans	44,092	65,529	64,137	129,666	—
Commercial real estate loans - owner occupied	3,642	1,233	—	1,233	—
Commercial loans	23,487	3,941	3,533	7,474	—
Total Commercial Banking	71,221	70,703	67,670	138,373	—

Total	$102,832	90,581	67,890	158,471	331

During the year ended December 31, 2021, we recognized $803,000 of interest income on nonaccrual and troubled debt restructuring loans.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2022 (in thousands):

	Real estate	Equipment	Total
Personal Banking:
Residential mortgage loans	$572	—	572
Home equity loans	99	—	99
Total Personal Banking	671	—	671

Commercial Banking:
Commercial real estate loans	63,834	—	63,834
Commercial loans	432	1,122	1,554
Total Commercial Banking	64,266	1,122	65,388

Total	$64,937	1,122	66,059

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2021 (in thousands):

	Real estate	Equipment	Total
Personal Banking:
Residential mortgage loans	$580	—	580
Home equity loans	99	—	99
Total Personal Banking	679	—	679

Commercial Banking:
Commercial real estate loans	119,825	1,705	121,530
Commercial loans	3,973	1,926	5,899
Total Commercial Banking	123,798	3,631	127,429

Total	$124,477	3,631	128,108

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

The following tables provide a roll forward of troubled debt restructurings for the periods indicated (dollars in thousands):

	For the quarter ended September 30,
	2022		2021
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	128	$54,237	158	$27,431
New TDRs	6	221	3	345
Re-modified TDRs	4	977	3	4,490
Net paydowns	—	(810)	—	(4,702)
Charge-offs:
Home equity loans	—	—	1	(29)
Commercial real estate loans	—	—	2	(53)
Commercial real estate loans - owner occupied	—	—	1	(105)
Commercial loans	—	—	5	(139)
Paid-off loans:
Residential mortgage loans	1	(35)	5	(307)
Home equity loans	1	(11)	4	(122)
Commercial real estate loans	1	(3,349)	4	(287)
Commercial real estate loans - owner occupied	1	(44)	—	—
Commercial loans	3	(3,459)	—	—
Ending TDR balance:	127	$46,750	139	$26,522
Accruing TDRs		$16,344		$13,664
Nonaccrual TDRs		30,406		12,858

	For the nine months ended September 30,
	2022		2021
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	134	$30,288	170	$32,135
New TDRs	8	25,626	5	2,608
Re-modified TDRs	10	1,178	8	5,701
Net paydowns	—	(1,609)	—	(8,713)
Charge-offs:
Residential mortgage loans	1	(3)	—	—
Home equity loans	—	—	1	(29)
Commercial real estate loans	—	—	2	(53)
Commercial real estate loans - owner occupied	—	—	1	(105)
Commercial loans	—	—	5	(139)
Paid-off loans:
Residential mortgage loans	2	(236)	9	(1,033)
Home equity loans	3	(88)	5	(133)
Commercial real estate loans	4	(3,718)	9	(2,973)
Commercial real estate loans - owner occupied	1	(44)	1	(47)
Commercial loans	4	(3,466)	3	(697)
Ending TDR balance:	127	$46,750	139	$26,522
Accruing TDRs		$16,344		$13,664
Nonaccrual TDRs		30,406		12,858

    The following tables provide information related to TDRs (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (in thousands):

	For the quarter ended September 30, 2022				For the nine months ended September 30, 2022
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Personal Banking:
Residential mortgage loans	2	$147	144	15	2	$147	144	15
Home equity loans	5	160	154	23	5	160	154	23
Total Personal Banking	7	307	298	38	7	307	298	38

Commercial Banking:
Commercial real estate loans	1	610	609	89	5	34,295	26,212	102
Commercial loans	2	332	291	20	6	3,856	294	20
Total Commercial Banking	3	942	900	109	11	38,151	26,506	122

Total	10	$1,249	1,198	147	18	$38,458	26,804	160

	For the quarter ended September 30, 2021				For the nine months ended September 30, 2021
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Personal Banking:
Residential mortgage loans	—	$—	—	—	1	$125	115	16
Home equity loans	2	153	36	17	3	156	36	17
Total Personal Banking	2	153	36	17	4	281	151	33

Commercial Banking:
Commercial real estate loans	3	4,840	4,490	65	6	6,723	5,586	207
Commercial loans	1	330	309	—	3	2,726	2,572	—
Total Commercial Banking	4	5,170	4,799	65	9	9,449	8,158	207

Total	6	$5,323	4,835	82	13	$9,730	8,309	240

The following table provides information as of September 30, 2022 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended September 30, 2022 (in thousands):

		Type of modification
	Number of contracts	Maturity date	Total
Personal Banking:
Residential mortgage loans	2	144	144
Home equity loans	5	154	154
Total Personal Banking	7	298	298

Commercial Banking:
Commercial real estate loans	1	609	609
Commercial loans	2	291	291
Total Commercial Banking	3	900	900

Total	10	1,198	1,198

The following table provides information as of September 30, 2021 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended September 30, 2021 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Total
Personal Banking:
Home equity loans	2	$—	30	6	36
Total Personal Banking	2	—	30	6	36

Commercial Banking:
Commercial real estate loans	3	378	—	4,112	4,490
Commercial loans	1	—	—	309	309
Total Commercial Banking	4	378	—	4,421	4,799

Total	6	$378	30	4,427	4,835

The following table provides information as of September 30, 2022 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the nine months ended September 30, 2022 (in thousands):

		Type of modification
	Number of contracts	Rate	Maturity date	Total
Personal Banking:
Residential mortgage loans	2	$—	144	144
Home equity loans	5	—	154	154
Total Personal Banking	7	—	298	298

Commercial Banking:
Commercial real estate loans	5	4,166	22,046	26,212
Commercial loans	6	—	294	294
Total Commercial Banking	11	4,166	22,340	26,506

Total	18	$4,166	22,638	26,804

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
No TDRs modified within the previous twelve months of September 30, 2022 subsequently defaulted.
The following table provides information related to troubled debt restructurings modified within the previous twelve months of September 30, 2021 that subsequently defaulted:

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Commercial Banking:
Commercial real estate loans	3	$4,167	3,951	2
Total Commercial Banking	3	4,167	3,951	2

Total	3	$4,167	3,951	2

    The following table provides information related to the amortized cost basis of loan payment delinquencies at September 30, 2022 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$1,052	4,320	5,544	10,916	3,390,982	3,401,898	—
Home equity loans	3,278	1,227	1,779	6,284	1,278,705	1,284,989	—
Vehicle loans	6,086	2,322	1,935	10,343	1,996,854	2,007,197	—
Consumer loans	460	341	453	1,254	107,787	109,041	357
Total Personal Banking	10,876	8,210	9,711	28,797	6,774,328	6,803,125	357

Commercial Banking:
Commercial real estate loans	929	1,648	8,558	11,135	2,417,771	2,428,906	—
Commercial real estate loans - owner occupied	403	93	263	759	383,165	383,924	—
Commercial loans	2,582	808	638	4,028	1,121,542	1,125,570	—
Total Commercial Banking	3,914	2,549	9,459	15,922	3,922,478	3,938,400	—
Total loans	$14,790	10,759	19,170	44,719	10,696,806	10,741,525	357

The following table provides information related to the amortized cost basis of loan payment delinquencies at December 31, 2021 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$20,567	5,433	7,641	33,641	2,960,979	2,994,620	—
Home equity loans	3,153	949	4,262	8,364	1,311,567	1,319,931	—
Vehicle loans	5,331	1,487	1,635	8,453	1,475,778	1,484,231	—
Consumer loans	1,205	519	765	2,489	352,028	354,517	331
Total Personal Banking	30,256	8,388	14,303	52,947	6,100,352	6,153,299	331

Commercial Banking:
Commercial real estate loans	16,938	699	23,489	41,126	2,584,355	2,625,481	—
Commercial real estate loans - owner occupied	127	70	574	771	389,232	390,003	—
Commercial loans	193	727	1,105	2,025	845,584	847,609	—
Total Commercial Banking	17,258	1,496	25,168	43,922	3,819,171	3,863,093	—
Total originated loans	$47,514	9,884	39,471	96,869	9,919,523	10,016,392	331

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

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator for each portfolio segment as of September 30, 2022 (in thousands):

	YTD September 30, 2022	2021	2020	2019	2018	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$496,721	841,725	557,403	271,096	136,426	1,084,797	—	—	3,388,168
Substandard	—	224	310	351	709	12,136	—	—	13,730
Total residential mortgage loans	496,721	841,949	557,713	271,447	137,135	1,096,933	—	—	3,401,898
Home equity loans
Pass	99,288	132,418	180,140	115,548	52,827	214,833	443,136	41,778	1,279,968
Substandard	—	47	26	62	382	3,075	579	850	5,021
Total home equity loans	99,288	132,465	180,166	115,610	53,209	217,908	443,715	42,628	1,284,989
Vehicle loans
Pass	791,768	670,925	254,957	156,151	82,807	47,352	—	—	2,003,960
Substandard	214	969	503	656	541	354	—	—	3,237
Total vehicle loans	791,982	671,894	255,460	156,807	83,348	47,706	—	—	2,007,197
Consumer loans
Pass	14,944	11,232	5,066	4,313	3,002	5,631	63,134	1,196	108,518
Substandard	—	8	6	4	5	52	405	43	523
Total consumer loans	14,944	11,240	5,072	4,317	3,007	5,683	63,539	1,239	109,041
Total Personal Banking	1,402,935	1,657,548	998,411	548,181	276,699	1,368,230	507,254	43,867	6,803,125
Business Banking:
Commercial real estate loans
Pass	238,090	353,748	395,986	255,223	214,146	740,333	26,992	7,447	2,231,965
Special mention	—	787	1,350	20,784	1,015	7,244	111	15	31,306
Substandard	—	95	7,066	26,833	42,783	87,511	489	858	165,635
Total commercial real estate loans	238,090	354,630	404,402	302,840	257,944	835,088	27,592	8,320	2,428,906
Commercial real estate loans - owner occupied
Pass	53,373	62,701	18,001	51,376	46,512	121,462	2,703	1,555	357,683
Special mention	—	—	—	—	1,673	501	1,204	—	3,378
Substandard	—	—	—	5,379	2,509	13,002	59	1,914	22,863
Total commercial real estate loans - owner occupied	53,373	62,701	18,001	56,755	50,694	134,965	3,966	3,469	383,924
Commercial loans
Pass	451,388	102,258	58,114	50,237	18,805	60,839	349,086	4,103	1,094,830
Special mention	144	209	275	1,282	193	—	1,901	—	4,004
Substandard	540	291	1,088	2,338	1,825	1,356	12,791	6,507	26,736
Total commercial loans	452,072	102,758	59,477	53,857	20,823	62,195	363,778	10,610	1,125,570
Total Business Banking	743,535	520,089	481,880	413,452	329,461	1,032,248	395,336	22,399	3,938,400

Total loans	$2,146,470	2,177,637	1,480,291	961,633	606,160	2,400,478	902,590	66,266	10,741,525
    During the nine months ended September 30, 2022, $13.4 million of revolving loans were converted to term loans.

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator for each portfolio segment as of December 31, 2021 (in thousands):

	2021	2020	2019	2018	2017	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$644,862	602,429	304,275	156,639	171,240	1,098,635	—	—	2,978,080
Substandard	138	489	377	538	882	14,116	—	—	16,540
Total residential mortgage loans	645,000	602,918	304,652	157,177	172,122	1,112,751	—	—	2,994,620
Home equity loans
Pass	150,847	210,224	138,661	65,011	61,692	209,959	435,660	40,766	1,312,820
Substandard	—	—	441	60	455	3,820	1,275	1,060	7,111
Total home equity loans	150,847	210,224	139,102	65,071	62,147	213,779	436,935	41,826	1,319,931
Vehicle loans
Pass	801,084	292,804	205,653	119,304	34,546	27,576	—	—	1,480,967
Substandard	387	365	1,141	745	379	247	—	—	3,264
Total vehicle loans	801,471	293,169	206,794	120,049	34,925	27,823	—	—	1,484,231
Consumer loans
Pass	117,856	81,266	47,195	20,595	9,794	12,202	63,025	1,578	353,511
Substandard	213	161	105	64	26	50	357	30	1,006
Total consumer loans	118,069	81,427	47,300	20,659	9,820	12,252	63,382	1,608	354,517
Total Personal Banking	1,715,387	1,187,738	697,848	362,956	279,014	1,366,605	500,317	43,434	6,153,299
Business Banking:
Commercial real estate loans
Pass	306,689	433,219	335,541	263,524	221,450	683,537	26,288	10,179	2,280,427
Special mention	803	1,808	52,513	3,296	1,394	8,529	729	23	69,095
Substandard	—	34,153	44,712	46,045	56,077	89,311	492	5,169	275,959
Total commercial real estate loans	307,492	469,180	432,766	312,865	278,921	781,377	27,509	15,371	2,625,481
Commercial real estate - owner occupied
Pass	69,084	19,452	51,997	60,824	57,676	94,687	2,822	2,707	359,249
Special mention	—	—	—	769	1,959	1,444	856	—	5,028
Substandard	—	—	3,575	2,887	7,840	10,602	—	822	25,726
Total commercial real estate - owner occupied loans	69,084	19,452	55,572	64,480	67,475	106,733	3,678	3,529	390,003
Commercial loans
Pass	224,367	110,171	73,276	27,668	20,748	76,987	262,805	12,301	808,323
Special mention	197	661	812	1,195	50	581	2,234	—	5,730
Substandard	329	4,767	5,102	4,437	1,529	2,116	6,667	8,609	33,556
Total commercial loans	224,893	115,599	79,190	33,300	22,327	79,684	271,706	20,910	847,609
Total Business Banking	601,469	604,231	567,528	410,645	368,723	967,794	302,893	39,810	3,863,093

Total loans	$2,316,856	1,791,969	1,265,376	773,601	647,737	2,334,399	803,210	83,244	10,016,392
    During the year ended December 31, 2021, $27.3 million of revolving loans were converted to term loans.

(4)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
Amortizable intangible assets:
Core deposit intangibles - gross	$74,899	74,899
Less: accumulated amortization	(65,446)	(62,158)
Core deposit intangibles - net	$9,453	12,741
Customer and Contract intangible assets - gross	$12,775	12,775
Customer list intangible assets disposed of due to sale of insurance business	—	(1,547)
Less: accumulated amortization	(12,737)	(11,133)
Customer and Contract intangible assets - net	38	95
Total intangible assets - net	$9,491	12,836

The following table shows the actual aggregate amortization expense for the quarters and nine months ended September 30, 2022 and 2021, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended September 30, 2022	$1,047
For the quarter ended September 30, 2021	1,321
For the nine months ended September 30, 2022	3,345
For the nine months ended September 30, 2021	4,348
For the year ending December 31, 2022	4,277
For the year ending December 31, 2023	3,270
For the year ending December 31, 2024	2,452
For the year ending December 31, 2025	1,662
For the year ending December 31, 2026	871
For the year ending December 31, 2027	304

    The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2020	$382,279
Purchase accounting adjustment	77
Goodwill disposed of due to sale of insurance business	(1,359)
Balance at December 31, 2021	380,997
Balance at September 30, 2022	$380,997

We performed our annual goodwill impairment test as of June 30, 2022 in accordance with ASC 350 and concluded that goodwill was not impaired. As of September 30, 2022, there were no events or changes in circumstances that would cause us to update that goodwill impairment test and we have concluded there is no impairment of goodwill.

(5)    Borrowed Funds

    (a)    Borrowings

Borrowed funds at September 30, 2022 and December 31, 2021 are presented in the following table:

	September 30, 2022		December 31, 2021
	Amount	Average rate	Amount	Average rate
Note payable to the FHLB of Pittsburgh, due within one year	$11,900	3.11%	$—	—%
Collateralized borrowings, due within one year	98,315	0.18%	139,093	0.19%
Collateral received, due within one year	39,821	3.08%	—	—
Total borrowed funds	$150,036		$139,093

Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh, if any, are secured by our residential first mortgage and other qualifying loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

    The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250.0 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. At September 30, 2022 and December 31, 2021, the balance of the revolving line of credit was $11.9 million and $0, respectively.

At September 30, 2022 and December 31, 2021, collateralized borrowings due within one year were $98.3 million and $139.1 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB.

At September 30, 2022 and December 31, 2021, collateral received was $39.8 million and $0, respectively. This represents collateral posted to us from our derivative counterparties.

On September 9, 2020, the Company issued $125.0 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month Secured Overnight Financing Rate (“SOFR”) plus 3.89% payable quarterly in arrears commencing on December 15, 2025. The subordinated debt issuance costs of approximately $1.8 million are being amortized over five years on a straight-line basis into interest expense. At September 30, 2022 and December 31, 2021, subordinated debentures, net of issuance costs, were $113.8 million and $123.6 million, respectively.

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

	Maturity date	Interest rate	Capital debt securities	September 30, 2022	December 31, 2021
Northwest Bancorp Capital Trust III	December 30, 2035	3-month LIBOR plus 1.38%	$50,000	$51,547	51,547
Northwest Bancorp Statutory Trust IV	December 15, 2035	3-month LIBOR plus 1.38%	50,000	51,547	51,547
LNB Trust II	June 15, 2037	3-month LIBOR plus 1.48%	7,875	8,119	8,119
UNCT I (1)	January 23, 2034	3-month LIBOR plus 2.85%	8,000	7,968	7,950
UNCT II (1)	November 23, 2034	3-month LIBOR plus 2.00%	3,000	2,762	2,741
MFBC Statutory Trust I (1)	September 15, 2035	3-month LIBOR plus 1.70%	5,000	3,658	3,580
Universal Preferred Trust (1)	October 7, 2035	3-month LIBOR plus 1.69%	5,000	3,648	3,570
				$129,249	129,054
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

(6)    Guarantees

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At September 30, 2022, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $47.8 million, of which $37.6 million is fully collateralized. At September 30, 2022, we had a liability which represents deferred income of $710,000 related to the standby letters of credit.

In addition, we maintain a $5.0 million credit limit with a correspondent bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $727,000 of the credit limit was allocated to credit cards that have been issued. These issued credit cards had an outstanding balance of $62,000 at September 30, 2022. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to the correspondent bank; however, if the customer fails to repay their balance, the Bank could be required to satisfy the obligation to the correspondent bank and initiate collection from our customer as part of the existing credit facility of that customer.

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

The following table sets forth the computation of basic and diluted EPS (in thousands, except share data and per share amounts):

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$37,304	35,063	99,017	124,267
Less: Dividends and undistributed earnings allocated to participating securities	166	237	441	841
Net income available to common shareholders	$37,138	34,826	98,576	123,426

Weighted average common shares outstanding	126,320,706	126,111,774	126,082,217	126,333,290
Add: Participating shares outstanding	565,729	856,206	565,729	856,206
Total weighted average common shares and dilutive potential shares	126,886,435	126,967,980	126,647,946	127,189,496

Basic earnings per share	$0.29	0.28	0.78	0.98

Diluted earnings per share	$0.29	0.27	0.78	0.97

(8)    Pension and Other Post-Retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post-retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended September 30,
	Pension benefits		Other post-retirement benefits
	2022	2021	2022	2021
Service cost	$2,599	2,860	—	—
Interest cost	1,671	1,517	10	4
Expected return on plan assets	(3,864)	(3,464)	—	—
Amortization of prior service cost	(564)	(580)	—	—
Amortization of the net loss	381	1,038	2	3
Net periodic cost	$223	1,371	12	7

	Nine months ended September 30,
	Pension benefits		Other post-retirement benefits
	2022	2021	2022	2021
Service cost	$7,797	8,580	—	—
Interest cost	5,013	4,552	30	13
Expected return on plan assets	(11,592)	(10,394)	—	—
Amortization of prior service cost	(1,692)	(1,741)	—	—
Amortization of the net loss	1,143	3,117	6	10
Net periodic cost	$669	4,114	36	23
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

FHLB Stock

Due to the restrictions placed on transferability of FHLB stock, it is not practical to determine the fair value. FHLB stock is recorded at cost.

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At September 30, 2022 and December 31, 2021, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at September 30, 2022 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$118,549	118,549	118,549	—	—
Securities available-for-sale	1,251,791	1,251,791	—	1,251,791	—
Securities held-to-maturity	899,411	771,238	—	771,238	—
Loans receivable, net	10,615,872	9,639,188	—	—	9,639,188
Residential mortgage loans held-for-sale	15,834	15,834	—	—	15,834
Accrued interest receivable	29,536	29,536	29,536	—	—
Interest rate lock commitments	1,063	1,063	—	—	1,063
Foreign exchange swaps	38	38	—	38	—
Interest rate swaps not designated as hedging instruments	50,295	50,295	—	50,295	—
FHLB stock	19,281	19,281	—	—	—
Total financial assets	$13,001,670	11,896,813	148,085	2,073,362	9,656,085

Financial liabilities:
Savings and checking deposits	$10,811,282	10,811,282	10,811,282	—	—
Time deposits	1,067,110	1,069,395	—	—	1,069,395
Borrowed funds	150,036	149,914	149,914	—	—
Subordinated debt	113,753	103,312	—	103,312	—
Junior subordinated debentures	129,249	117,475	—	—	117,475
Forward commitments	139	139	—	139	—
Foreign exchange swaps	9	9	—	9	—
Interest rate swaps not designated as hedging instruments	50,295	50,295	—	50,295	—
Risk participation agreements	25	25	—	25	—
Accrued interest payable	831	831	831	—	—
Total financial liabilities	$12,322,729	12,302,677	10,962,027	153,780	1,186,870

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
Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both September 30, 2022 and December 31, 2021.

    The following table represents assets and liabilities measured at fair value on a recurring basis at September 30, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	61,925	—	61,925
Government-sponsored enterprises	—	39,091	—	39,091
States and political subdivisions	—	106,176	—	106,176
Corporate	—	13,140	—	13,140
Total debt securities	—	220,332	—	220,332

Residential mortgage-backed securities:
GNMA	—	12,768	—	12,768
FNMA	—	119,202	—	119,202
FHLMC	—	76,124	—	76,124
Non-agency	—	6	—	6
Collateralized mortgage obligations:
GNMA	—	379,420	—	379,420
FNMA	—	194,850	—	194,850
FHLMC	—	249,089	—	249,089
Total mortgage-backed securities	—	1,031,459	—	1,031,459

Interest rate lock commitments	—	—	1,063	1,063
Foreign exchange swaps	—	38	—	38
Interest rate swaps not designated as hedging instruments	—	50,295	—	50,295
Total assets	$—	1,302,124	1,063	1,303,187

Interest rate swaps not designated as hedging instruments	—	50,295	—	50,295
Foreign exchange swaps	—	9	—	9
Forward commitments	—	139	—	139
Risk participation agreements	—	25	—	25
Total liabilities	$—	50,468	—	50,468

    The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	75,891	—	75,891
Government-sponsored enterprises	—	46,085	—	46,085
States and political subdivisions	—	128,701	—	128,701
Total debt securities	—	250,677	—	250,677

Residential mortgage-backed securities:
GNMA	—	16,510	—	16,510
FNMA	—	160,063	—	160,063
FHLMC	—	100,055	—	100,055
Non-agency	—	431	—	431
Collateralized mortgage obligations:
GNMA	—	492,328	—	492,328
FNMA	—	269,060	—	269,060
FHLMC	—	259,468	—	259,468
Total mortgage-backed securities	—	1,297,915	—	1,297,915

Interest rate lock commitments	—	—	1,684	1,684
Forward commitments	—	371	—	371
Interest rate swaps not designated as hedging instruments	—	31,254	—	31,254
Total assets	$—	1,580,217	1,684	1,581,901

Foreign exchange swaps	$—	341	—	341
Interest rate swaps not designated as hedging instruments	—	31,357	—	31,357
Risk participation agreements	—	60	—	60
Total liabilities	$—	31,758	—	31,758

    The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	For the quarter ended September 30,		Nine months ended September 30, 2022
	2022	2021	2022	2021
Beginning balance	$1,520	3,608	1,684	6,465
Interest rate lock commitments:
Net activity	(457)	(471)	(621)	(3,328)

Ending balance	$1,063	3,137	1,063	3,137

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held-for-sale, loans individually assessed, real estate owned, and mortgage servicing rights.

    The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of September 30, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	21,173	21,173
Mortgage servicing rights	—	—	82	82
Real estate owned, net	—	—	450	450
Total assets	$—	—	21,705	21,705

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
The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2022 (in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	$21,173	Appraisal value (1)	Estimated cost to sell	10.0%
		Discounted cash flow	Discount rate	6.47% to 14.56% (8.28%)

Mortgage servicing rights	82	Discounted cash flow	Annual service cost	$85
			Prepayment rate	7.0% to 15.1% (9.5%)
			Expected life (months)	56.7 to 101.7 (75.7)
			Option adjusted spread	650 basis points
			Forward yield curve	2.56% to 4.16%

Real estate owned, net	450	Appraisal value (1)	Estimated cost to sell	10.0%

Loans held for sale	15,834	Quoted prices for similar loans in active markets adjusted by an expected pull-through rate	Estimated pull-through rate	100.0%
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

The following table presents information regarding our derivative financial instruments for the periods indicated (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At September 30, 2022
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$659,480	50,295	659,480	50,295
Foreign exchange swap agreements	1,218	38	959	9
Interest rate lock commitments	38,880	1,063	—	—
Forward commitments	—	—	5,578	139
Risk participation agreements	—	—	114,796	25
Total Derivatives	$699,578	51,396	780,813	50,468

At December 31, 2021
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$644,997	31,254	644,997	31,357
Foreign exchange swap agreements	—	—	17,124	341
Interest rate lock commitments	67,473	1,684	—	—
Forward commitments	14,484	371	—	—
Risk participation agreements	—	—	93,135	60
Total derivatives	$726,954	33,309	755,256	31,758
The following table presents income or expense recognized on derivatives for the periods indicated (in thousands):

	For the quarter ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Non-hedging swap derivatives:
Increase in other income	$93	590	207	1,087
Increase in mortgage banking income	809	345	1,131	3,915

(11)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of September 30, 2022, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

    During the year ended December 31, 2018, Northwest and our subsidiary, The Bert Company (doing business as Northwest Insurance Services) (“NWIS”), were involved in a lawsuit against, among others, First National Bank of Pennsylvania (“FNB”) and their insurance subsidiary, First National Insurance Agency, LLC (“FNIA”). All counterclaims against Northwest were discontinued and, in December 2018, a verdict was rendered in favor of NWIS on several of its claims. Post-trial proceedings have continued throughout the current year and, due to the inherent uncertainties with respect to these proceedings, we have not accrued any awards associated with this verdict within our Consolidated Financial Statements as of September 30, 2022.

(12)    Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended September 30, 2022
	Unrealized losses on securities available-for-sale	Change in defined benefit pension plans	Total
Balance as of June 30, 2022	$(117,056)	(25,574)	(142,630)

Other comprehensive loss before reclassification adjustments (1)	(48,387)	—	(48,387)
Amounts reclassified from accumulated other comprehensive income (2)	—	(131)	(131)

Net other comprehensive loss	(48,387)	(131)	(48,518)

Balance as of September 30, 2022	$(165,443)	(25,705)	(191,148)

	For the quarter ended September 30, 2021
	Unrealized gains/(losses) on securities available-for-sale	Change in defined benefit pension plans	Total
Balance as of June 30, 2021	$3,533	(49,725)	(46,192)

Other comprehensive loss before reclassification adjustments (3)	(6,455)	—	(6,455)
Amounts reclassified from accumulated other comprehensive income (4) (5)	(69)	333	264

Net other comprehensive income	(6,524)	333	(6,191)

Balance as of September 30, 2021	$(2,991)	(49,392)	(52,383)

(1)Consists of unrealized holding losses, net of tax of $14,705.
(2)Consists of realized gains, net of tax of $50.
(3)Consists of unrealized holding losses, net of tax $2,076.
(4)Consists of realized gains, net of tax $24.
(5)Consists of realized losses, net of tax of ($128).

	For the nine months ended September 30, 2022
	Unrealized losses on securities available-for-sale	Change in defined benefit pension plans	Total
Balance as of December 31, 2021	$(12,317)	(25,312)	(37,629)

Other comprehensive loss before reclassification adjustments (1)	(153,124)	—	(153,124)
Amounts reclassified from accumulated other comprehensive income (2) (3)	(2)	(393)	(395)

Net other comprehensive loss	(153,126)	(393)	(153,519)

Balance as of September 30, 2022	$(165,443)	(25,705)	(191,148)

	For the nine months ended September 30, 2021
	Unrealized gains/(losses) on securities available-for-sale	Change in defined benefit pension plans	Total
Balance as of December 31, 2020	$16,843	(50,392)	(33,549)

Other comprehensive loss before reclassification adjustments (4)	(19,554)	—	(19,554)
Amounts reclassified from accumulated other comprehensive income (5) (6)	(280)	1,000	720

Net other comprehensive income/(loss)	(19,834)	1,000	(18,834)

Balance as of September 30, 2021	$(2,991)	(49,392)	(52,383)
(1)Consists of unrealized holding losses, net of tax of $45,555.
(2)Consists of realized gains, net of tax of $0.
(3)Consists of realized gains, net of tax of $151.
(4)Consists of unrealized holding losses, net of tax $6,812.
(5)Consists of realized gains, net of tax $89.
(6)Consists of realized losses, net of tax of $(386).

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

    In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance provides expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The amendments primarily include contract modifications and hedge accounting, as well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity. This guidance is effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform.” This ASU provides amendments, which are elective, and apply to all entities that have derivative instruments that use an interest rate for margining, discounting or contract price alignment of certain derivative instruments that are modified as a result of the reference rate reform. We established a cross-functional working group to manage the LIBOR transition. A transition plan was created to identify and modify the Company’s loan and other financial instrument contracts that are impacted by LIBOR transition. The Company chose the Secured Overnight Financing Rate (“SOFR”) as its alternative replacement for LIBOR on both back-to-back swaps and variable rate loans. We have not offered LIBOR for any new contracts since December 31, 2021. We are continuing to evaluate the amendments on our financial statements, with no material impacts expected, and execute on our transition plan.

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

Comparison of Financial Condition

Total assets at September 30, 2022 were $13.953 billion, a decrease of $548.4 million, or 3.8%, from $14.502 billion at December 31, 2021. This decrease in assets was due to decreases in total cash and cash equivalents and marketable securities, partially offset by an increase in loans receivable, as described in further detail below.

Total cash and cash equivalents decreased by $1.161 billion, or 90.7%, to $118.5 million at September 30, 2022 from $1.279 billion at December 31, 2021. This decrease was driven by organic loan growth and deposit outflow, described in further detail below, as well as the purchase of three small business equipment finance loan pools totaling $182.8 million and two one-to four-family jumbo mortgage loan packages totaling $188.3 million during the nine months ended September 30, 2022.

Total marketable securities decreased by $165.5 million, or 7.1%, to $2.151 billion at September 30, 2022 from $2.317 billion at December 31, 2021. This decrease was driven primarily by the rising interest rate environment which negatively impacted the fair market value of our available-for-sale portfolio. Additionally, the maturity and monthly cash flow of marketable securities was redeployed into higher interest-earning loan products.

Total loans receivable increased by $725.1 million, or 7.2%, to $10.742 billion at September 30, 2022, from $10.016 billion at December 31, 2021. This increase was due to organic loan growth as well as the purchases of small business equipment finance and one-to- four-family jumbo mortgage loan pools during the year. Our personal loan portfolio increased by $649.8 million, or 10.6%, to $6.803 billion at September 30, 2022, from $6.153 billion at December 31, 2021. Continued growth in our consumer indirect auto loans and fewer sales of residential mortgages into the secondary market contributed to the increase in total loans receivable.

     Total deposits decreased by $422.8 million, or 3.4%, to $11.878 billion at September 30, 2022 from $12.301 billion at December 31, 2021. This decrease was primarily due to decreases in time and demand deposit accounts of $393.6 million, or 5.3%. We believe these decreases were primarily the result of customer spending activity returning to pre-pandemic levels at a time when inflationary pressures have caused higher prices and government stimulus programs have ended.

Total shareholders’ equity at September 30, 2022 was $1.460 billion, or $11.50 per share, a decrease of $123.8 million, or 7.8%, from $1.584 billion, or $12.51 per share, at December 31, 2021. This decrease was primarily the result of an increase in accumulated other comprehensive loss of $153.5 million due to an increase in unrealized losses in the available-for-sale investment portfolio as a result of rising interest rates. These decreases were partially offset by year-to-date earnings of $99.0 million, net of $76.1 million of cash dividend payments.

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

	At September 30, 2022
	Actual		Minimum capital requirements (1)		Well capitalized requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,722,817	16.290%	$1,110,459	10.500%	$1,057,580	10.000%
Northwest Bank	1,518,737	14.373%	1,109,455	10.500%	1,056,624	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,506,056	14.241%	898,943	8.500%	846,064	8.000%
Northwest Bank	1,415,729	13.399%	898,130	8.500%	845,299	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,380,796	13.056%	740,306	7.000%	687,427	6.500%
Northwest Bank	1,415,729	13.399%	739,636	7.000%	686,805	6.500%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,506,056	11.019%	546,713	4.000%	683,391	5.000%
Northwest Bank	1,415,729	10.348%	547,270	4.000%	684,087	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

	At December 31, 2021
	Actual		Minimum capital requirements (1)		Well capitalized requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,682,487	17.056%	$1,035,786	10.500%	$986,463	10.000%
Northwest Bank	1,551,084	15.738%	1,034,819	10.500%	985,542	10.000%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,475,190	14.954%	838,494	8.500%	789,170	8.000%
Northwest Bank	1,467,362	14.889%	837,711	8.500%	788,434	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,350,125	13.687%	690,524	7.000%	641,201	6.500%
Northwest Bank	1,467,362	14.889%	689,879	7.000%	640,602	6.500%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,475,190	10.349%	570,160	4.000%	712,699	5.000%
Northwest Bank	1,467,362	10.296%	570,047	4.000%	712,558	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest Bank’s liquidity ratio at September 30, 2022 was 9.74%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At September 30, 2022, Northwest had $3.502 billion of additional borrowing capacity available with the FHLB, including $250.0 million on an overnight line of credit which had a balance of $11.9 million at September 30, 2022, as well as $98.9 million of borrowing capacity available with the Federal Reserve Bank and $105.0 million with two correspondent banks.

Dividends

We paid $25.4 million in cash dividends during the quarters ended September 30, 2022 and 2021. The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) was 69.0% and 74.1% for the quarters ended September 30, 2022 and September 30, 2021, respectively, on dividends of $0.20 per share. On October 24, 2022, the Board of Directors declared a cash dividend of $0.20 per share payable on November 14, 2022 to shareholders of record as of November 3, 2022. This represents the 112th consecutive quarter we have paid a cash dividend.

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

	September 30, 2022	December 31, 2021
	(in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$5,544	7,641
Home equity loans	1,779	4,262
Vehicle loans	1,935	1,635
Other consumer loans	453	765
Commercial real estate loans	8,558	23,489
Commercial real estate - owner occupied	263	574
Commercial loans	638	1,105
Total loans 90 days or more past due	$19,170	39,471
Total real estate owned (REO)	$450	873
Total loans 90 days or more past due and REO	19,620	40,344
Total loans 90 days or more past due to net loans receivable	0.18%	0.40%
Total loans 90 days or more past due and REO to total assets	0.14%	0.28%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	$18,813	39,140
Nonaccrual loans - loans less than 90 days past due	64,814	119,331
Loans 90 days or more past due still accruing	357	331
Total nonperforming loans	83,984	158,802
Total nonperforming assets	$84,434	159,675
Total nonaccrual loans to total loans	0.78%	1.59%
Nonaccrual TDR loans (1)	$30,406	17,216
Accruing TDR loans	16,344	13,072
Total TDR loans	$46,750	30,288
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

     We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness. As part of the analysis as of September 30, 2022, we considered the most recent economic conditions and forecasts available which incorporated the impact of material recent economic events. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL increased by $7.6 million, or 7.4%, to $109.8 million, or 1.02% of total loans at September 30, 2022 from $102.2 million, or 1.02% of total loans, at December 31, 2021. Total classified loans decreased $125.4 million, or 34.5%, to $237.7 million at September 30, 2022 from $363.2 million at December 31, 2021. This decrease was primarily due to the upgrade and payoff of loans in our commercial real estate portfolio during the current year.

We also consider how the levels of nonaccrual loans and historical charge-offs have influenced the required amount of allowance for credit losses. Nonaccrual loans of $83.6 million, or 0.78% of total loans receivable at September 30, 2022, decreased by $74.8 million, or 47.2%, from $158.5 million, or 1.59% of total loans receivable at December 31, 2021. This decrease was primarily related to upgrades to loans within our commercial real estate portfolio. We experienced an annualized net recovery during the quarter ended September 30, 2022 of 0.14%, as a percentage of average loans, compared to a total net charge-off 0.20% as a percentage of average loans for the year ended December 31, 2021. The net recovery was primarily from the recovery of a previously charged-off commercial real estate loan.

Comparison of Operating Results for the Quarters Ended September 30, 2022 and 2021

Net income for the quarter ended September 30, 2022 was $37.3 million, or $0.29 per diluted share, an increase of $2.2 million, or 6.4%, from net income of $35.1 million, or $0.27 per diluted share, for the quarter ended September 30, 2021. The increase in net income primarily resulted from a $14.3 million, or 14.6%, increase in net interest income, as well as a decrease in noninterest expense of $3.5 million, or 4.1%. These increases were partially offset by an increase in the provision for credit losses of $12.0 million, or 276.6%, a decrease in noninterest income of $2.4 million, or 8.2%, and a $1.2 million, or 11.0%, increase in income tax expense. Net income for the quarter ended September 30, 2022 represents annualized returns on average equity and average assets of 9.84% and 1.05%, respectively, compared to 8.86% and 0.97% for the same quarter last year. A further discussion of notable changes follows.

Interest Income

    Total interest income increased $13.6 million, or 13.0%, to $118.6 million for the quarter ended September 30, 2022 from $105.0 million for the quarter ended September 30, 2021. This increase was due to an increase in the average yield earned on interest-earning assets to 3.58% for the quarter ended September 30, 2022 from 3.13% for the quarter ended September 30, 2021 due to the rising interest rate environment, as well as the change in our interest-earning asset mix. This was partially offset by a decline in the average balance of interest-earning assets of $177.9 million, or 1.3%, to $13.156 billion for the quarter ended September 30, 2022 from $13.334 billion for the quarter ended September 30, 2021, driven by a decrease in other interest-earning deposits.

    Interest income on loans receivable increased by $9.5 million, or 9.7%, to $106.9 million for the quarter ended September 30, 2022 compared to $97.5 million for the quarter ended September 30, 2021. This increase in interest income was due to increases in both the average yield and average balance on loans receivable. The average yield increased to 4.05% for the quarter ended September 30, 2022, from 3.79% from the quarter ended September 30, 2021, due to the increase in market interest rates. The average balance of loans receivable increased by $254.6 million, or 2.5%, to $10.481 billion for the quarter ended September 30, 2022 from $10.226 billion for the quarter ended September 30, 2021 due to organic loan growth as well as the purchases of three small business equipment finance loan pools totaling $182.8 million and two one-to four-family jumbo mortgage loan packages totaling $188.3 million during the nine months ended September 30, 2022.

    Interest income on mortgage-backed securities increased by $2.8 million, or 48.7%, to $8.7 million for the quarter ended September 30, 2022 compared to $5.8 million for the quarter ended September 30, 2021. This increase was driven by an increase in the average yield on mortgage-backed securities to 1.72% for the quarter ended September 30, 2022 from 1.27% for the quarter ended September 30, 2021 due to the purchase of mortgage-backed securities with yields higher than the existing portfolio. Additionally, the average balance of mortgage-backed securities increased $186.8 million, or 10.2%, to $2.020 billion for the quarter ended September 30, 2022 from $1.833 billion for the quarter ended September 30, 2021. This increase in average balance was primarily a result of additional purchases as we deployed interest-earning deposits into higher yielding investments.

    Interest income on investment securities increased by $270,000, or 21.1%, for the quarter ended September 30, 2022 to $1.5 million from $1.3 million for the quarter ended September 30, 2021. This increase was due to an increase in the average balance of investment securities by $40.1 million, or 11.5%, to $388.8 million for the quarter ended September 30, 2022 from $348.6 million for the quarter ended September 30, 2021. The average yield on investment securities increased to 1.59% for the quarter ended September 30, 2022 from 1.47% for the quarter ended September 30, 2021.

    Dividends on FHLB stock increased by $77,000, or 108.5%, to $148,000 for the quarter ended September 30, 2022 from $71,000 for the quarter ended September 30, 2021. This increase was due to the average yield increasing to 4.19% for the quarter ended September 30, 2022 from 1.31% for the quarter ended September 30, 2021 due to increases in market interest rates. This was partially offset by a decrease in the average balance of FHLB stock of $7.6 million, or 35.1%, to $14.0 million for the quarter ended September 30, 2022 from $21.6 million for the quarter ended September 30, 2021. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

    Interest income on interest-earning deposits increased by $943,000 to $1.3 million for the quarter ended September 30, 2022 from $352,000 for the quarter ended September 30, 2021. This increase was driven by an increase in the average yield on interest-earning deposits to 2.00% for the quarter ended September 30, 2022 from 0.15% for the quarter ended September 30, 2021, due to the Federal Reserve Board raising targeted short-term interest rates. The average balance of interest-earning deposits decreased by $651.9 million, or 72.0%, to $253.2 million for the quarter ended September 30, 2022 from $905.1 million for the quarter ended September 30, 2021 as the Bank has deployed these funds into higher yielding loans and investments.

Interest Expense

Interest expense decreased by $729,000, or 11.1%, to $5.9 million for the quarter ended September 30, 2022 from $6.6 million for the quarter ended September 30, 2021. This decrease in interest expense was primarily due to the decrease in the average balance of interest-bearing deposits of $287.8 million, or 3.0%, to $9.246 billion for the quarter ended September 30, 2022 from $9.534 billion for the quarter ended September 30, 2021. Additionally, there was a decline in the average cost of interest-bearing liabilities, which decreased to 0.25% for the quarter ended September 30, 2022 from 0.27% for the quarter ended September 30, 2021. This decrease resulted from the overall change in the mix of deposit accounts as customers move from fixed-rate time deposits to more liquid deposit accounts. In addition, despite a rising interest rate environment, we have been able to keep our cost of deposits stable.

Net Interest Income

Net interest income increased by $14.3 million, or 14.6%, to $112.7 million for the quarter ended September 30, 2022 from $98.4 million for the quarter ended September 30, 2021. This increase is attributable to the factors discussed above. Additionally, our interest rate spread increased to 3.33% for the quarter ended September 30, 2022 from 2.86% for the quarter ended September 30, 2021, and our net interest margin increased to 3.40% for the quarter ended September 30, 2022 from 2.95% for the quarter ended September 30, 2021, primarily due to rising interest-earning asset yields in response to recent increases in market interest rates.

Provision for Credit Losses

    The provision for credit losses increased by $12.0 million, or 276.6%, to a current period provision expense of $7.7 million for the quarter ended September 30, 2022 from a negative provision of $4.4 million the quarter ended September 30, 2021. The current period provision was driven by loan portfolio growth during the current year as well as a deterioration in the economic forecasts utilized in our allowance for credit loss models. The credit to the provision in the prior year was driven by improvements in the economic forecasts compared to the uncertainty that existed in 2020 to the industries impacted by COVID-19.

    In determining the amount of the current period provision, we considered current and forecasted economic conditions, including but not limited to unemployment levels, expected economic growth, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled “Allowance for Credit Losses.” The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period, and historical loss experience at September 30, 2022.

Noninterest Income

Noninterest income decreased by $2.4 million, or 8.2%, to $26.8 million for the quarter ended September 30, 2022 from $29.2 million for the quarter ended September 30, 2021. This decrease was primarily due to a decline in our mortgage banking income of $3.2 million, or 80.6%, to $766,000 for the quarter ended September 30, 2022 from $3.9 million for the quarter ended September 30, 2021. This decrease reflects the impact of less favorable pricing in the secondary market, due primarily to the volatile interest rate environment, as well as decreased mortgage volumes. Partially offsetting this decrease was an increase in service charges and fees of $1.1 million, or 8.5%, to $14.3 million for the quarter ended September 30, 2022 compared to $13.2 million for the quarter ended September 30, 2021, as customer activity increased in 2022 after COVID-19 restricted behavior in the prior year.

Noninterest Expense

Noninterest expense decreased by $3.5 million, or 4.1%, to $82.6 million for the quarter ended September 30, 2022 from $86.1 million for the quarter ended September 30, 2021. Almost all expense categories decreased as the Company continues to focus on controlling costs and improving efficiency. Compensation and employee benefits decreased $2.4 million, or 4.8%, to $46.7 million for the quarter ended September 30, 2022 from $49.1 million for the quarter ended September 30, 2021, driven primarily by the branch consolidations completed in April 2022. Professional services decreased $932,000, or 21.7%, to $3.4 million for the quarter ended September 30, 2022 from $4.3 million for the quarter ended September 30, 2021 due to the use of third-party consulting services during the prior year. Offsetting these decreases was an increase in other expenses of $1.7 million, or 75.4%, to $3.9 million for the quarter ended September 30, 2022 from $2.2 million for the quarter ended September 30, 2021 due to an increase in our unfunded loan loss reserve associated with the origination of loans with current off balance sheet exposure.

Income Taxes

The provision for income taxes increased by $1.2 million, or 11.0%, to $12.0 million for the quarter ended September 30, 2022 from $10.8 million for the quarter ended September 30, 2021. This increase in income taxes was due to an increase in income before taxes in the current year. We anticipate our effective tax rate to be between 22.0% and 24.0% for the year ending December 31, 2022.

Comparison of Operating Results for the Nine Months Ended September 30, 2022 and 2021

Net income for the nine months ended September 30, 2022 was $99.0 million, or $0.78 per diluted share, a decrease of $25.3 million, or 20.3%, from $124.3 million, or $0.97 per diluted share, for the nine months ended September 30, 2021. The decrease in net income resulted primarily from a decrease in noninterest income of $32.9 million, or 28.4%, as well as an increase in the provision for credit losses of $18.8 million, or 188.6%. These unfavorable fluctuations were partially offset by a $9.3 million, or 3.6%, decrease in noninterest expense, a $9.0 million, or 3.1%, increase in net interest income, and a decrease in income tax expense of $8.1 million, or 21.5%. Net income for the nine months ended September 30, 2022 represents annualized returns on average equity and average assets of 8.61% and 0.93%, respectively, compared to 10.67% and 1.17% for the nine months ended September 30, 2021. A further discussion of notable changes follows.

Interest Income

    Total interest income increased by $5.4 million, or 1.7%, to $320.9 million for the nine months ended September 30, 2022 from $315.6 million for the nine months ended September 30, 2021. This increase is the result of increases in the average yield earned on interest-earning assets as well as the average balance of interest-earning assets, and specifically the change in our interest-earning asset mix. The average yield earned on interest-earning assets increased to 3.23% for the nine months ended September 30, 2022 from 3.20% for the nine months ended September 30, 2021 due to the recent rising interest rate environment. The average balance of interest-earning assets increased by $143.0 million, or 1.1%, to $13.301 billion for the nine months ended September 30, 2022 from $13.158 billion for the nine months ended September 30, 2021 primarily driven by growth in the mortgage-backed securities portfolio which offset the decreases in the average balance of loans receivable.

Interest income on loans receivable decreased by $4.4 million, or 1.5%, to $290.7 million for the nine months ended September 30, 2022 from $295.0 million for the nine months ended September 30, 2021. This decrease is attributed to a decrease in the average balance of loans receivable by $127.7 million, or 1.2%, to $10.182 billion for the nine months ended September 30, 2022 from $10.309 billion for the nine months ended September 30, 2021 due primarily to PPP loan forgiveness and the payoff of several classified commercial real estate loan relationships. The average yield remained consistent at 3.82% for the nine months ended September 30, 2022 and September 30, 2021.

    Interest income on mortgage-backed securities increased by $6.5 million, or 41.2%, to $22.2 million for the nine months ended September 30, 2022 from $15.7 million for the nine months ended September 30, 2021. This increase is attributed to increases in both the average balance and the average yield of mortgage-backed securities. The average balance increased $332.9 million, or 20.3%, to $1.973 billion for the nine months ended September 30, 2022 from $1.640 billion for the nine months ended September 30, 2021. This increase was primarily a result of additional purchases as we deployed interest-earning deposits into higher yielding investments. Additionally, the average yield on mortgage-backed securities increased to 1.50% for the nine months ended September 30, 2022 from 1.28% for the nine months ended September 30, 2021 due to the purchase of fixed-rate mortgage-backed securities with yields higher than the existing portfolio.

Interest income on investment securities increased by $523,000, or 13.9%, to $4.3 million for the nine months ended September 30, 2022 from $3.8 million for the nine months ended September 30, 2021. This increase is primarily attributable to an increase in the average balance of investment securities by $31.7 million, or 9.1%, to $379.9 million for the nine months ended September 30, 2022 from $348.2 million for the nine months ended September 30, 2021. Additionally, the average yield on investment securities increased to 1.51% for the nine months ended September 30, 2022 from 1.44% for the nine months ended September 30, 2021.

Dividends on FHLB stock decreased by $14,000, or 4.3%, to $311,000 for the nine months ended September 30, 2022 from $325,000 for the nine months ended September 30, 2021. This decrease was due to an $8.4 million, or 37.9%, decrease in the average balance of FHLB stock to $13.8 million for the nine months ended September 30, 2022 from $22.2 million for the nine months ended September 30, 2021. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB. Partially offsetting the decrease in the balance was an increase in the average yield on FHLB stock to 3.02% for the nine months ended September 30, 2022 from 1.95% for the nine months ended September 30, 2021 as the FHLB of Pittsburgh increased dividend rates on required stock holdings in relation to higher market interest rates.

Interest income on interest-earning deposits increased by $2.7 million to $3.4 million for the nine months ended September 30, 2022 from $727,000 for the nine months ended September 30, 2021. This increase is attributable to an increase in the average yield on interest-earning deposits to 0.60% for the nine months ended September 30, 2022 from 0.11% for the nine months ended September 30, 2021, as a result of increases in the targeted federal funds rate by the Federal Reserve. This was partially offset by a decrease in the average balance of interest-earning deposits by $85.5 million, or 10.2%, to $753.5 million for the nine months ended September 30, 2022 from $839.0 million for the nine months ended September 30, 2021 as we deployed funds into higher yielding investments.

Interest Expense

Interest expense decreased by $3.7 million, or 17.5%, to $17.3 million for the nine months ended September 30, 2022 from $21.0 million for the nine months ended September 30, 2021. This decrease in interest expense was driven by decreases in both the average cost and the average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased to 0.25% for the nine months ended September 30, 2022 from 0.30% for the nine months ended September 30, 2021. This decrease resulted from decreases in the interest rate paid on deposits as well as the change in deposit mix as customers chose to move funds from fixed-rate time deposits to more liquid deposit accounts. Despite a rising interest rate environment, we have been able to keep our cost of deposits stable. Additionally, the yield on time deposits has continued to decrease, from 0.87% for the nine months ended September 30, 2021 to 0.60% for the nine months ended September 30, 2022, as time deposits with higher rates matured and rolled into lower rate deposit products. This decrease in time deposits has contributed largely to a decrease in the average balance of interest-bearing liabilities of $50.1 million, or 0.5%, to $9.425 billion for the nine months ended September 30, 2022 from $9.475 billion for the nine months ended September 30, 2021.

Net Interest Income

Net interest income increased by $9.0 million, or 3.1%, to $303.6 million for the nine months ended September 30, 2022 from $294.6 million for the nine months ended September 30, 2021. This increase is attributable to the factors discussed above. Our interest rate spread and net interest margin both increased over the course of the year. Our interest rate spread increased to 2.98% for the nine months ended September 30, 2022 from 2.91% for the nine months ended September 30, 2021 and our net interest margin increased to 3.05% for the nine months ended September 30, 2022 from 2.99% for the nine months ended September 30, 2021. These increases were driven largely by increasing interest rates and a change in balance sheet mix.

Provision for Credit Losses

    The provision for credit losses increased by $18.8 million, or 188.6%, to a current period provision expense of $8.8 million for the nine months ended September 30, 2022 from a negative provision of $10.0 million for the nine months ended September 30, 2021. The current period provision was driven primarily by growth within our loan portfolio as well as a deterioration in the most recent economic forecasts. The negative provision in the prior year was driven by the improvements in the economic forecasts compared to the uncertainty that existed in 2020 for industries impacted by COVID-19

Annualized net charge-offs to average loans decreased to 0.02% for the nine months ended September 30, 2022 from 0.19% for the nine months ended September 30, 2021. Additionally, classified assets declined by $146.6 million, or 38.1%, to $237.7 million, or 2.21% of loans outstanding at September 30, 2022 from $384.4 million, or 3.77% of loans outstanding at September 30, 2021.

In determining the amount of the current period provision, we considered current economic conditions, including but not limited to unemployment levels, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled “Allowance for Credit Losses.” The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at September 30, 2022.

Noninterest Income

Noninterest income decreased by $32.9 million, or 28.4%, to $83.0 million for the nine months ended September 30, 2022 from $115.8 million for the nine months ended September 30, 2021. This decrease was primarily driven by the sale of our insurance business on April 30, 2021, resulting in a $25.3 million pre-tax gain during the prior nine month period. This insurance business sale in the prior year also resulted in a decrease in insurance commission income of $3.6 million from the nine months ended September 30, 2021. In addition, mortgage banking income decreased by $9.4 million, or 68.1%, due to the impact of less favorable secondary market pricing, as well as decreased mortgage volumes. Partially offsetting these decreases was a $2.7 million, or 7.1%, increase in service charges and fees to $41.1 million for the nine months ended September 30, 2022 from $38.3 million for the nine months ended September 30, 2021 due to increased customer activity in 2022 after COVID-19 restricted behavior in the prior year. In addition, other operating income increased $1.6 million, or 18.6%, to $10.4 million for the nine months ended September 30, 2022 from $8.8 million for the nine months ended September 30, 2021 due to an increase in swap fee income as well as a gain of approximately $1.0 million from the sale of branch buildings associated with the previously announced consolidation of 20 branch office facilities.

Noninterest Expense

Noninterest expense decreased by $9.3 million, or 3.6%, to $249.3 million for the nine months ended September 30, 2022, from $258.6 million for the nine months ended September 30, 2021. Spread across almost all expense categories, this decrease was driven by a $3.8 million, or 29.3%, decrease in professional service expense to $9.3 million for the nine months ended September 30, 2022 from $13.1 million for the nine months ended September 30, 2021 due to the utilization of third-party experts to recruit talent, provide consulting services, and to assist with our digital strategy rollout during the prior year. Compensation and employee benefits expense decreased $3.5 million, or 2.4%, to $141.7 million for the nine months ended September 30, 2022 from $145.2 million for the nine months ended September 30, 2021 despite recognizing approximately $1.4 million of additional expense related to the acceleration of compensation and stock benefits upon the passing of our former Chief Executive Officer. This decrease in compensation and benefits as well as the $1.7 million, or 7.2%, decrease in premises and occupancy costs are due primarily to branch consolidations completed over the past two years. Processing expenses decreased $3.2 million, or 7.6%, to $38.9 million for the nine months ended September 30, 2022 from $42.1 million for the nine months ended September 30, 2021 due to the prior year investment in technology and infrastructure. Partially offsetting these decreases, was a $4.5 million, or 64.3%, increase in other expenses due to an increase in the reserve for unfunded commitments resulting from the origination of loans with current off balance sheet exposure.

Income Taxes

The provision for income taxes decreased by $8.1 million, or 21.5%, to $29.5 million for the nine months ended September 30, 2022 from $37.5 million for the nine months ended September 30, 2021. This decrease was primarily due to the decrease in income before tax of $33.3 million, or 20.6%. We anticipate our effective tax rate to be between 22.0% and 24.0% for the year ending December 31, 2022.

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

	Quarter ended September 30,
	2022			2021
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,331,173	29,414	3.53%	$2,959,794	25,398	3.43%
Home equity loans	1,274,918	13,658	4.25%	1,356,131	11,993	3.51%
Consumer loans	1,981,754	17,256	3.45%	1,728,563	16,220	3.72%
Commercial real estate loans	2,842,597	34,158	4.70%	3,205,839	35,305	4.31%
Commercial loans	1,050,124	12,978	4.84%	975,603	9,096	3.65%
Loans receivable (a) (b) (d) (includes FTE adjustments of $521 and $537, respectively)	10,480,566	107,464	4.07%	10,225,930	98,012	3.80%
Mortgage-backed securities (c)	2,019,715	8,683	1.72%	1,832,876	5,840	1.27%
Investment securities (c) (d) (includes FTE adjustments of $215 and $189, respectively)	388,755	1,762	1.81%	348,619	1,466	1.68%
FHLB stock, at cost	14,028	148	4.19%	21,607	71	1.31%
Other interest-earning deposits	253,192	1,295	2.00%	905,130	352	0.15%
Total interest-earning assets (includes FTE adjustments of $736 and $726, respectively)	13,156,256	119,352	3.60%	13,334,162	105,741	3.15%
Noninterest-earning assets (e)	896,663			1,074,122
Total assets	$14,052,919			$14,408,284

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$2,350,248	594	0.10%	$2,271,365	603	0.11%
Interest-bearing demand deposits	2,794,338	360	0.05%	2,890,905	414	0.06%
Money market deposit accounts	2,620,850	692	0.10%	2,565,159	637	0.10%
Time deposits	1,110,906	1,511	0.54%	1,423,041	2,886	0.80%
Borrowed funds (f)	127,073	239	0.75%	131,199	154	0.47%
Subordinated debentures	113,695	1,149	4.04%	123,513	1,277	4.10%
Junior subordinated debentures	129,207	1,322	4.00%	128,946	625	1.90%
Total interest-bearing liabilities	9,246,317	5,867	0.25%	9,534,128	6,596	0.27%
Noninterest-bearing demand deposits (g)	3,093,490			3,058,819
Noninterest-bearing liabilities	209,486			244,402
Total liabilities	12,549,293			12,837,349
Shareholders’ equity	1,503,626			1,570,935
Total liabilities and shareholders’ equity	$14,052,919			$14,408,284
Net interest income/Interest rate spread		113,485	3.35%		99,145	2.87%
Net interest-earning assets/Net interest margin	$3,909,939		3.42%	$3,800,034		2.97%
Ratio of interest-earning assets to interest- bearing liabilities	1.42X			1.40X
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
(g)Average cost of total deposits was 0.11% and 0.15%, respectively.
(h)Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 4.05% and 3.79%, respectively; investment securities — 1.59% and 1.47%, respectively; interest-earning assets — 3.58% and 3.13%, respectively. GAAP basis net interest rate spreads were 3.33% and 2.86%, respectively; and GAAP basis net interest margins were 3.40% and 2.95%, respectively.

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

	For the quarter ended September 30, 2022 vs. 2021
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$6,908	2,544	9,452
Mortgage-backed securities	2,061	782	2,843
Investment securities	116	180	296
FHLB stock, at cost	155	(78)	77
Other interest-earning deposits	4,188	(3,245)	943
Total interest-earning assets	13,428	183	13,611

Interest-bearing liabilities:
Savings deposits	(56)	47	(9)
Interest-bearing demand deposits	(65)	11	(54)
Money market deposit accounts	31	24	55
Time deposits	(934)	(441)	(1,375)
Borrowed funds	92	(7)	85
Subordinated debt	(19)	(109)	(128)
Junior subordinated debentures	693	4	697
Total interest-bearing liabilities	(258)	(471)	(729)

Net change in net interest income	$13,686	654	14,340

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

	Nine months ended September 30,
	2022			2021
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,162,758	82,282	3.47%	$2,967,248	77,373	3.48%
Home equity loans	1,282,045	37,443	3.90%	1,389,367	37,039	3.55%
Consumer loans	1,887,843	47,588	3.37%	1,594,834	45,341	3.79%
Commercial real estate loans	2,918,940	95,813	4.33%	3,258,785	107,124	4.32%
Commercial loans	929,942	28,981	4.11%	1,099,010	29,640	3.54%
Loans receivable (a) (b) (d) (includes FTE adjustments of $1,416 and $1,468, respectively)	10,181,528	292,107	3.84%	10,309,244	296,517	3.83%
Mortgage-backed securities (c)	1,972,694	22,201	1.50%	1,639,749	15,720	1.28%
Investment securities (c) (d) (includes FTE adjustments of $627 and $540, respectively)	379,850	4,923	1.73%	348,193	4,313	1.65%
FHLB stock, at cost	13,776	311	3.02%	22,174	325	1.95%
Other interest-earning deposits	753,482	3,447	0.60%	838,997	727	0.11%
Total interest-earning assets (includes FTE adjustments of $2,043 and $2,008, respectively)	13,301,330	322,989	3.25%	13,158,357	317,602	3.22%
Noninterest-earning assets (e)	941,947			1,094,117
Total assets	$14,243,277			$14,252,474

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$2,348,944	1,758	0.10%	$2,215,553	1,818	0.11%
Interest-bearing demand deposits	2,842,071	1,008	0.05%	2,838,822	1,250	0.06%
Money market deposit accounts	2,647,301	2,067	0.10%	2,533,676	1,914	0.10%
Time deposits	1,207,444	5,416	0.60%	1,499,583	9,845	0.87%
Borrowed funds (f)	131,368	563	0.57%	135,369	458	0.45%
Subordinated debentures	118,919	3,603	4.04%	123,438	3,799	4.10%
Junior subordinated debentures	129,142	2,893	2.95%	128,882	1,903	1.94%
Total interest-bearing liabilities	9,425,189	17,308	0.25%	9,475,323	20,987	0.30%
Noninterest-bearing demand deposits (g)	3,081,640			2,967,672
Noninterest-bearing liabilities	199,742			252,587
Total liabilities	12,706,571			12,695,582

Shareholders’ equity	1,536,706			1,556,892

Total liabilities and shareholders’ equity	$14,243,277			$14,252,474

Net interest income/Interest rate spread		305,681	3.00%		296,615	2.92%

Net interest-earning assets/Net interest margin	$3,876,141		3.07%	$3,683,034		3.01%

Ratio of interest-earning assets to interest-bearing liabilities	1.41X			1.39X
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
(g)Average cost of total deposits was 0.11% and 0.16%, respectively.
(h)Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 3.82% and 3.82%, respectively; investment securities — 1.51% and 1.44%, respectively; interest-earning assets — 3.23% and 3.20%, respectively. GAAP basis net interest rate spreads were 2.98% and 2.91%, respectively; and GAAP basis net interest margins were 3.05% and 2.99%, respectively.

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

	For the nine months ended September 30, 2022 vs. 2021
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$449	(4,859)	(4,410)
Mortgage-backed securities	2,713	3,768	6,481
Investment securities	204	406	610
FHLB stock, at cost	178	(192)	(14)
Other interest-earning deposits	3,094	(374)	2,720
Total interest-earning assets	6,638	(1,251)	5,387

Interest-bearing liabilities:
Savings deposits	(165)	105	(60)
Interest-bearing demand deposits	(267)	25	(242)
Money market deposit accounts	28	125	153
Time deposits	(3,032)	(1,397)	(4,429)
Borrowed funds	125	(20)	105
Subordinated debt	(57)	(139)	(196)
Junior subordinated debentures	990	—	990
Total interest-bearing liabilities	(2,378)	(1,301)	(3,679)

Net change in net interest income	$9,016	50	9,066

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps, 200 bps or 300 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at September 30, 2022 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from September 30, 2022 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps	200 bps	300 bps
Projected percentage increase/(decrease) in net interest income	(0.4%)	(0.9%)	(1.6%)	(6.4%)	(13.4%)	(21.0%)
Projected percentage increase/(decrease) in net income	(0.7%)	(1.7%)	(2.9%)	(13.9%)	(29.2%)	(45.8%)
Projected increase/(decrease) in return on average equity	(0.6%)	(1.6%)	(2.8%)	(13.2%)	(28.0%)	(44.4%)
Projected increase/(decrease) in earnings per share	$(0.01)	$(0.03)	$(0.04)	$(0.19)	$(0.39)	$(0.61)
Projected percentage increase/(decrease) in market value of equity	(7.6%)	(15.2%)	(24.7%)	1.7%	5.2%	8.0%

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

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)       Not applicable.
b)       Not applicable.
c)    On December 13, 2012, the Board of Directors approved a program that authorizes the repurchase of approximately 5,000,000 shares of common stock. This program does not have an expiration date. During the quarter ended September 30, 2022, there were no shares of common stock repurchased and there are a maximum of 2,261,130 remaining shares that can be purchased under the current repurchase program.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION

Not applicable.

Item 6.        EXHIBITS

10.1	Employment Agreement by and between Northwest Bank, Northwest Bancshares, Inc. and Louis J. Torchio, dated August 17, 2022.

10.2	Employment Agreement by and between Northwest Bank, Northwest Bancshares, Inc. and William W. Harvey Jr., dated August 17, 2022.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Operating Officer and Chief Financial Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	November 4, 2022	By:	/s/ Louis J. Torchio
Louis J. Torchio
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	November 4, 2022	By:	/s/ Jeffrey J. Maddigan
Jeffrey J. Maddigan
Executive Vice President, Finance, Accounting and Corporate Treasurer
(Principal Accounting Officer)