Form 10-K
period 2022-12-31
Northwest Bancshares, Inc.
filed 2023-02-24
CIK 1471265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal Year Ended December 31, 2022
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
     If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  Yes ☐  No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  Yes ☐  No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of February 17, 2023, there were 127,047,704 shares outstanding of the Registrant’s Common Stock.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2022, as reported by the Nasdaq Global Select Market, was approximately $1.624 billion.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2023 Annual Meeting of Stockholders of the Registrant (Part III).

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
    The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•inflation and changes in the interest rate environment that reduce our margins, our loan origination, or the fair value of financial instruments;
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
•competition among depository and other financial institutions, including with respect to service charges and fees;
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
•the effects of any federal government shutdown or the inability of the federal government to manage debt limits;
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
•the effects of any national or international conflict, war, or act of terrorism;
•our ability to access cost-effective funding;
•our ability to manage market risk, credit risk and operational risk;
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

ITEM 1.                                                BUSINESS

Northwest Bancshares, Inc.

Northwest Bancshares, Inc., a Maryland corporation, was incorporated in 2009 to be the successor corporation to Northwest Bancorp, Inc., the former stock holding company for Northwest Bank, upon completion of the mutual-to-stock conversion of Northwest Bancorp, MHC. The terms “Northwest”, “the Company”, “we”, “us” and “our” refer to Northwest Bancshares, Inc., unless indicated otherwise by the context.

The conversion was completed in 2009 when the Company sold 68,878,267 shares of common stock at $10.00 per share in the related offering. Concurrent with the completion of the offering, shares of Northwest Bancorp, Inc. common stock owned by public stockholders were exchanged for shares of Northwest Bancshares, Inc.’s common stock. We also issued 1,277,565 shares of common stock and contributed $1.0 million in cash from the offering proceeds to Northwest Charitable Foundation, a charitable foundation that we established for the benefit of the communities in which Northwest Bank operates. As of December 31, 2022, the Company had 127,028,848 shares outstanding and a market capitalization of approximately $1.776 billion.

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

As of December 31, 2022, Northwest Bank operated 150 community-banking locations throughout its market area in Pennsylvania, western New York, eastern Ohio, and Indiana. Our principal lending activities are the origination of loans secured by first mortgages on owner-occupied, one-to-four-family residences, shorter term consumer loans, and commercial business and commercial real estate loans.

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

Market Area and Competition

Northwest Bank is headquartered in northwestern Pennsylvania and has expanded primarily through acquisitions, into the southwestern and central regions of Pennsylvania, as well as western New York, northeastern Ohio, and Indiana. As of December 31, 2022, we operated 150 community banking locations across these market areas. All of the aforementioned market areas are served by a number of competing financial institutions. As a result, we encounter strong competition both in attracting deposits and in originating loans. Our most direct competition for deposits comes from other banks, brokerage houses and credit unions in our market areas. We expect continued competition from these financial institutions in the foreseeable future. With the continued acceptance of internet banking by our customers and consumers generally, competition for deposits has increased from institutions operating outside of our market area.

    The following description of our market area is based upon information obtained from SNL Securities, the Bureau of Labor Statistics, the Federal Housing Financial Agency and the Mortgage Bankers Association.

Pennsylvania Market Area. Our retail branch network of 88 community banking offices within the Commonwealth of Pennsylvania encompasses 25 counties. Our western Pennsylvania market has a diverse economy driven by healthcare and education industries, service businesses, technology companies and small manufacturing operations. Our southeastern Pennsylvania market is primarily driven by service businesses but also serves as a bedroom community to the cities of Baltimore, Maryland and Philadelphia, Pennsylvania.

Our Pennsylvania market area has a total population of approximately 4.4 million and total households of approximately 2.1 million as of December 31, 2022. The Pennsylvania markets in which we operate our retail branches contain approximately half of Pennsylvania’s population and a similar percentage of households. These markets have experienced a 2.9% decrease in population between 2010 and 2022. As of December 31, 2022, the market’s average median household income has increased over the last year by 1.6%, to $63,349, compared to the national median income level of $73,503. The household income growth rate in Pennsylvania of 11.7%, is projected to be slightly below the national average growth rates during the next five years of 13.4%. As of December 31, 2022, the market’s unemployment rate was 3.3%, slightly lower than the Commonwealth of Pennsylvania rate of 3.9% and the same as the national average of 3.3%.

As of September 30, 2022, the most recent date for which data is available, the House Price Index for the last four quarters in the state of Pennsylvania increased by 9.6%, compared to an increase in the national average of 12.4%. As of September 30, 2022, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Pennsylvania was one in every 1,973 housing units, compared to the national average of one in every 1,517 housing units.

Western New York Market Area. Our retail branch network of 28 community banking offices in New York encompasses four counties in the western portion of the state. This market has a diverse economy driven by healthcare and education industries, service businesses, technology companies and small manufacturing operations.

Our New York market area has a total population of approximately 2.0 million and total households of approximately 878,439 as of December 31, 2022. This area has experienced an increase in population between 2010 and 2022, of 1.0%. The average median household income in this market increased by 1.3% over the last year to $65,170 as of December 31, 2022, compared to the national median income level of $73,503. As of December 31, 2022, the unemployment rate for our New York market area was 3.1%, compared to the national average of 3.3%.

As of September 30, 2022, the House Price Index for the last four quarters in our New York market increased by 11.3%, compared to an increase in the national average of 12.4%. As of September 30, 2022, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of New York was one in every 1,432 housing units, compared to the national average of one in every 1,517 housing units.

Northeastern Ohio Market Area. Our retail branch network of 12 community banking offices includes two counties in northeastern Ohio, including the Cleveland metro area. The major employment sectors in this market are similar to the contiguous market in western Pennsylvania.

Our Ohio market area has a total population of approximately 853,213 and total households of approximately 353,484 as of December 31, 2022. This area has experienced an increase in population between 2010 and 2022, of 4.6%. The median household income for our Ohio market decreased 0.1% over the last year to $63,928 as of December 31, 2022, compared to the national median income level of $73,503. As of December 31, 2022, the unemployment rate for our Ohio market was 3.6%, compared to the national average of 3.3%.

As of September 30, 2022, the House Price Index for the last four quarters in our Ohio market area increased by 11.6%, compared to an increase in the national average of 12.4%. As of September 30, 2022, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Ohio was one in every 1,027 housing units, compared to the national average of one in every 1,517 housing units.

Indiana Market Area. Our retail branch network of 22 community banking offices includes eight counties in Indiana. This market has a diverse economy driven by healthcare and education industries, service businesses, technology companies and small manufacturing operations.

Our Indiana market area has a total population of approximately 931,684 and total households of approximately 623,957 as of December 31, 2022. This area has experienced a decrease in population between 2010 and 2022, of 3.0%. The median household income for our Indiana market increased 1.4% over the last year to $57,439 as of December 31, 2022, compared to the national median income level of $73,503. As of December 31, 2022, the unemployment rate for our Indiana market was 3.0%, compared to the national average of 3.3%.

As of September 30, 2022, the House Price Index for the last four quarters in our Indiana market area increased by 12.8%, compared to an increase in the national average of 12.4%. As of September 30, 2022, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Indiana was one in every 1,154 housing units, compared to the national average of one in every 1,517 housing units.

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

Residential Mortgage Loans. We offer residential mortgage loans with terms typically ranging from 15 to 30 years, with either fixed or adjustable interest rates. Our mortgage loans are amortized on a monthly basis with both principal and interest due monthly. Originations of fixed-rate residential mortgage loans versus adjustable-rate residential mortgage loans are monitored on an ongoing basis. The percentage of adjustable-rate residential mortgage originations to total originations is affected significantly by the level of market interest rates, customer preference, our interest rate sensitivity and liquidity position, as well as loan products offered by our competitors. Therefore, even when our strategy is to increase the origination of adjustable-rate residential mortgage loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans. Adjustable-rate residential mortgage loans totaled $62.9 million, or 0.6%, of our gross loan portfolio at December 31, 2022.

Our fixed-rate residential mortgage loan products offer fixed rates for up to 30 years. Whenever possible, our fixed-rate residential mortgages are originated and underwritten according to secondary mortgage market guidelines in order to manage credit risk, as well as interest rate risk and liquidity risk. Our adjustable-rate residential mortgage loans offer initial interest rate adjustment periods of five, seven, and ten years, terms up to 30 years and adjustments based on changes in designated market indices.

Regulations limit the amount that a bank may lend relative to appraised values of real estate securing the loans, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value of 95% for residential properties and 80% for all other real estate secured loans. We generally limit the maximum loan-to-value on both fixed-rate and adjustable-rate residential mortgage loans without private mortgage insurance, to 80% of the lesser of appraised values or purchase prices of real estate serving as collateral for our mortgage loans. Limited special financing programs allow for insured loans with loan-to-value ratios of up to 97%, and uninsured loans with loan-to-value ratios up to 100%. The appraisal process is managed by Northwest Appraisal Services, and appraisals are performed by our in-house appraiser staff or by appraisers deemed qualified by our Residential Appraising Manager. We require fire and casualty insurance, as well as a title guaranty regarding good title, on all properties securing our residential mortgage loans. We also require flood insurance for loans secured by properties located within special flood hazard areas.

Included in our $3.489 billion portfolio of residential mortgage loans as of December 31, 2022 are construction loans of $36.9 million, or 0.3% of our gross loan portfolio. We offer fixed-rate and adjustable-rate residential construction-to-permanent loans primarily for the construction of owner-occupied one-to four-family residences in our market area to builders or owners who have a contract for construction. Construction loans are originated with terms of up to 30 years with an allowance of up to one year for construction. Advances are made as construction is completed, and interest is charged on the total amount of credit extended. At the end of the construction period, repayment terms convert to fully amortizing payments, with both principal and interest due monthly. Construction lending generally involves a greater degree of credit risk than permanent residential mortgage lending, as repayment of construction loans is often dependent upon the successful completion of construction projects. Construction delays or the inability of borrowers to sell properties once construction is completed may impair borrowers’ ability to repay loans. Private mortgage insurance is required for construction loans with loan-to-value ratios in excess of 80%, and the maximum loan-to-value ratio for construction loans is 95% of the lower of cost to build or as-completed appraised value.

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

Home Equity Loans and Lines of Credit. Generally, our home equity loans are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 95% or less. We generally underwrite home equity loans and lines of credit in a manner similar to our underwriting of residential mortgage loans.

Home equity loans are offered on a fixed-rate basis with amortized terms of up to 20 years. Principal and interest is due monthly. At December 31, 2022, our fixed-rate home equity loans totaled $853.4 million, or 7.9% of gross loans.
    Home equity lines of credit are offered on an adjustable-rate basis with terms of up to 25 years, including a draw period of 10 years each. Although home equity lines of credit require interest-only payments during draw periods, they are underwritten using amortizing principal and interest payments based on current rates of equivalent fixed-rate products. The disbursed portion of home equity lines of credit totaled $438.3 million, or 4.0% of gross loans, with $812.9 million remaining undistributed as of December 31, 2022.

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

Consumer loans entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, recreation vehicles, appliances and furniture. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. At December 31, 2022, other consumer loans totaled $2.104 billion, or 19.4% of gross loans.

Commercial Real Estate Loans. Our multi-family commercial real estate loans are secured by multi-family residences, such as rental properties, student housing, and senior living facilities. Our other commercial real estate loans are secured by nonresidential properties such as hotels, commercial offices, medical buildings, manufacturing facilities and retail establishments. At December 31, 2022, a significant portion of our multi-family commercial real estate and commercial real estate loans were secured by properties located within our market area.

Our largest commercial relationship with an aggregate total exposure of $123.4 million as of December 31, 2022, is comprised of multi-family residential, commercial office, hotel, retail buildings, and student housing, the largest of which is $36.6 million of the total exposure secured by retail buildings. This relationship is also our largest commercial real estate loan relationship as of December 31, 2022, of which $121.6 million is attributed to commercial real estate loans. All loans were performing in accordance with their terms as of December 31, 2022.

Multi-family commercial and commercial real estate loans are offered with both adjustable and fixed interest rates. The terms of each multi-family residential and commercial real estate loan are negotiated on a case-by-case basis. We generally originate multi-family commercial and commercial real estate loans in amounts up to 80% of the appraised value of the property collateralizing the loan. At December 31, 2022, commercial real estate loans totaled $2.825 billion, or 26.1% of gross loans.

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

Commercial Loans. We offer commercial loans to finance various activities in our market area, some of which are secured in part by additional real estate collateral. At December 31, 2022, our largest commercial loan relationship had an aggregate total exposure of $75.5 million, and operates in the internet, cable and phone space. These loans were performing in accordance with their agreed upon terms as of December 31, 2022.

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

Commercial loans generally have higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business. We strive to obtain personal guarantees from the borrower or a third party as a condition to originating commercial loans. At December 31, 2022, commercial loans totaled $1.133 billion, or 10.4% of gross loans.

Loan Originations, Solicitation, Processing and Commitments. Upon receiving a retail loan application, we obtain a credit report and may verify employment to confirm specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, either an in-house appraiser, or an approved external appraiser, appraises the real estate intended to secure the proposed loan. For certain home equity loans we may use an approved alternative valuation such as an assessed value or Automated Value Model (AVM). A loan underwriter checks the loan document file for accuracy and completeness and verifies the information provided.

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

After a loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 2022, we had commitments to originate $248.6 million of loans.

Loan Origination Fees and Costs. We defer loan origination fees received from borrowers and costs to originate loans and amortize such amounts as an adjustment of yield over the life of the loan by using the level yield method. Deferred loan fees and costs are recognized as part of interest income immediately upon prepayment or the sale of the related loan. At December 31, 2022, we had

$81.3 million of net deferred loan origination fees. Loan origination fees vary with the volume and type of loans and commitments originated and purchased, principal repayments, and competitive conditions in the marketplace.

Loan origination costs were $18.2 million, $25.1 million and $29.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Loans-to-One Borrower. As of December 31, 2022, the largest aggregate amount loaned to one borrower, or related borrowers, totaled $123.4 million in exposure and was secured by student housing, retail space, office space and commercial development. Our second largest lending relationship totaled $90.6 million in exposure and was secured by student housing, medical space, senior housing, office space, industrial, aerospace, and transportation engineering and retail space. Our third largest commercial relationship totaled $75.9 million in exposure and was secured by a hotel, retail space, office space, multi-family, a charter school, self-storage, and a restaurant. Our fourth largest commercial relationship totaled $75.5 million in exposure and was secured by accounts receivable, information systems, property, and equipment. Our fifth largest commercial relationship totaled $65.0 million in exposure and was secured by accounts receivable, inventory, manufacturing property and equipment. All of these loans were performing in accordance with their terms at December 31, 2022.

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

Our investment policy does not permit the purchase of complex securities and derivatives as defined in federal banking regulations and other high-risk securities, nor does it permit additional investments in pooled trust preferred securities, or single issuer trust preferred securities.

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

Deposits. Personal and business deposits are generated from our market area by offering a broad selection of deposit instruments including checking accounts, savings accounts, money market deposit accounts, term certificate accounts and individual retirement accounts. While we accept deposits of $250,000 or more, we do not offer premium rates for such deposits. We accept brokered deposits through the CDARS program, but generally do not solicit funds outside our market area. As of December 31, 2022, we had deposits through the CDARS program with an aggregate balance of $200,000. In addition, we acquired brokered certificates of deposit in our MutualBank acquisition transaction that have yet to mature. Those deposits have a balance of $4.2 million as of

December 31, 2022. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. We regularly execute changes in our deposit rates based upon general market interest rates, competition, and liquidity requirements.

Borrowings. We may utilize borrowings to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Borrowings from the FHLB of Pittsburgh typically are collateralized by a portion of our real estate loans. In addition to the FHLB, we have borrowing facilities with the Federal Reserve Bank, two correspondent banks and we borrow funds, in the form of corporate repurchase agreements, from municipalities, corporations and school districts.

Northwest Bank is a member of the FHLB of Pittsburgh. The FHLB functions as a central bank providing credit for Northwest Bank and other member financial institutions. As a member, Northwest Bank is required to own capital stock in the FHLB of Pittsburgh and is authorized to apply for borrowings on the security of certain of its real estate loans, provided certain standards related to creditworthiness have been met. Borrowings are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of borrowings are based either on a fixed percentage of a member institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.

On September 9, 2020, the Company issued $125.0 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month Term Secured Overnight Financing Rate (“SOFR”) plus 3.89% payable quarterly in arrears commencing on December 15, 2025. During the year-ended December 31, 2022 the Company repurchased $10.2 million of subordinated notes leaving $114.8 million of subordinated notes outstanding. The subordinated debt issuance costs of approximately $1.8 million are being amortized over five years on a straight-line basis into interest expense.

Subsidiary Activities

Northwest Bancshares, Inc.’s sole direct consolidated subsidiary is Northwest Bank. Northwest Bancshares, Inc. also owns all of the common stock of seven statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust, LNB Trust II, a Delaware statutory business trust, Union National Capital Trust I, a Delaware statutory business trust, Union National Capital Trust II, a Delaware statutory business trust, MFBC Statutory Trust I, a Delaware statutory business trust, and Universal Preferred Trust, a Delaware statutory business trust (the “Trusts”). At December 31, 2022, the Trusts have issued a total of $128.9 million of trust preferred securities. The Trusts are not consolidated with Northwest Bancshares, Inc. At December 31, 2022, Northwest Bancshares, Inc.’s investment in the Trusts totaled $4.0 million, and the Trusts had assets of $129.3 million, net of discounts due to fair value adjustments made at the time of acquisition of Union Community Bank and MutualFirst Financial, Inc.

At December 31, 2022, Northwest Bank had four active wholly-owned subsidiaries; Great Northwest Corporation, Northwest Capital Group, Inc., Mutual Federal Interest Corporation, and Northwest Settlement Agency, LLC. For financial reporting purposes all of these companies are included in the Consolidated Financial Statements of Northwest Bancshares, Inc.

Great Northwest Corporation holds equity investments in government-assisted, low-income housing projects in various locations throughout our market area. At December 31, 2022, Northwest Bank had an equity investment in Great Northwest Corporation of $14.1 million. For the year ended December 31, 2022, Great Northwest Corporation had net income of $430,000, generated primarily from federal low-income housing tax credits.

Northwest Capital Group, Inc.’s principal activity is to own, operate and ultimately divest of properties that were acquired in foreclosure. At December 31, 2022, Northwest Bank had an equity investment of $11.6 million in Northwest Capital Group, Inc., with a $2,000 net loss reported for the year ended December 31, 2022.

Mutual Federal Interest Corporation, which is a Nevada corporation, holds and manages a portion of the Northwest Bank investment portfolio and consumer closed-end first mortgage loans. At December 31, 2022, Northwest Bank had an equity investment in Mutual Federal Interest Corporation of $1.510 billion. For the year ended December 31, 2022, Mutual Federal Interest Corporation had net income of $31.9 million.

Northwest Settlement Agency, LLC provides title insurance to borrowers of Northwest Bank and other lenders. At December 31, 2022, Northwest Bank had an equity investment in Northwest Settlement Agency, LLC of $3.7 million. For the year ended December 31, 2022, Northwest Settlement Agency, LLC had a net loss of $35,000.

Northwest Bank strategically ceased operating several business lines in prior periods.

Allegheny Services, Inc. (which ceased operations and became inactive during the first quarter of 2022), was a Delaware investment company that held mortgage loans originated through our wholesale lending operation as well as municipal bonds. At December 31, 2022, Northwest Bank had an equity investment in Allegheny Services, Inc. of $876.2 million.

The Bert Company (doing business as Northwest Insurance Services), was an employee benefits and property and casualty insurance agency specializing in commercial and personal insurance as well as retirement benefit plans and was sold during the second quarter of 2021. At December 31, 2022, Northwest Bank had an equity investment of $28.8 million in The Bert Company.

Northwest Advisors, Inc., a federally registered investment advisor, which provided investment management programs and investment portfolio planning services, ceased operations and became inactive during 2018. At December 31, 2022, Northwest Bank had an equity investment in Northwest Advisors, Inc. of $819,000.

Northwest Financial Services, Inc. provided retail brokerage services and became inactive during the fourth quarter of 2017. At December 31, 2022, Northwest Bank had an equity investment in Northwest Financial Services of $9.4 million.

On July 14, 2017, Northwest Consumer Discount Company, Inc. became inactive as all consumer finance offices were closed. At December 31, 2022, Northwest Bank had an equity investment in Northwest Consumer Discount Company of $44.3 million.

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

Human Capital Management

Workforce Demographics. As of December 31, 2022, we had 2,088 full-time and 140 part-time employees, or 2,158 full-time equivalent employees (“FTEs”). This represents a decrease of 174 FTEs, or 7.5%, from December 31, 2021 when we had 2,251 full-time and 162 part-time employees, or 2,332 FTEs. This decrease is a result of our efforts to optimize our retail network. As a financial institution, approximately 42% of our employee population are employed at our 150 banking offices across Pennsylvania, New York, Ohio and Indiana and approximately 4% are employed at our customer call centers. Our annual turnover rate was 32.8% as of December 31, 2022. None of our employees are represented by a collective bargaining group.

As a community-based bank, our reputation is an extremely valuable and important component of our business. We strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve.

Inclusion and Diversity. At Northwest Bank, we know that in order to succeed, we must create and maintain an environment where all employees, no matter their background or role, can contribute, innovate and thrive. We established the Northwest Inclusion Council to foster a workplace where we all feel accepted, safe, seen and heard. Led by senior advisors and leaders from throughout our company’s footprint, the Inclusion Council is focused on engaging our entire employee population and leveraging their diverse talents and perspectives, most significantly through our newly-formed Employee Resources Groups (ERGs).

Workforce Health and Safety. The health and safety of our employees, their families and the communities we serve is our top priority. In order to maintain safety in the workplace, Northwest Bank has an inclusive Safety Committee that includes various levels of positions up through senior leadership. The committee was established in order to encourage employee involvement and highlight the importance of safety in the workplace. The COVID-19 pandemic presented an unpredictable and challenging environment across the globe. Throughout this pandemic, we committed to take every measure and precaution to protect our employees while continuing to serve our customers and being mindful of the fiduciary responsibility we have to our shareholders.

Compensation and Benefits. Our compensation program is designed to attract and retain talented individuals to support our business objectives and achieve our strategic goals. We provide employees with compensation packages that include base salaries, and if eligible, incentive compensation, annual bonuses, and equity incentives. In addition, we also offer employees a 401(k) Plan with an employer match contribution, medical, dental, vision, disability, life, wellness plan, employee assistance plan, flexible work arrangement, paid time off, flexible spending accounts, and voluntary benefits.

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

Northwest Bank is a Pennsylvania-chartered stock savings bank and our deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (the “DIF”). Northwest Bank is subject to extensive regulation by the Department of Banking and Securities of the Commonwealth of Pennsylvania (the “Department of Banking”), as its chartering agency, and by the FDIC, as its primary federal regulator and the insurer of its deposit accounts. Northwest Bank must file reports with the Department of Banking and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions including acquisitions of other financial institutions. Northwest Bank is examined periodically by the Department of Banking and the FDIC to test Northwest Bank’s compliance with various laws and regulations. This regulation and supervision, as well as federal and state law, establishes a comprehensive framework of activities in which Northwest Bank may engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate credit loss reserves for regulatory purposes. Any change in these laws or regulations, whether by the Department of Banking or the FDIC, could have a material adverse impact on the Company, Northwest Bank and their respective operations. Additionally, when the consolidated assets of a financial institution and its holding company exceed $10 billion, such as is the case with us, the financial institution becomes subject to additional statutory and regulatory requirements that will result in additional costs. This includes enhanced risk management and corporate governance processes, and examination for compliance with federal financial consumer protection laws by the Consumer Financial Protection Bureau (“CFPB”) rather than the FDIC.

Set forth below is a brief description of certain regulatory requirements that are applicable to Northwest Bank and Northwest Bancshares, Inc. The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Northwest Bank and Northwest Bancshares, Inc.

Pennsylvania Savings Bank Law

The Pennsylvania Banking Code of 1965, as amended (the “Banking Code”) contains detailed provisions governing the organization, operations, corporate powers, savings and investment authority, branching, and rights and responsibilities of directors, officers and employees of Pennsylvania savings banks. A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in, or adjacent to, Pennsylvania, with the prior approval of the Department of Banking. The Banking Code delegates extensive rule making power and administrative discretion to the Department of Banking in its supervision and regulation of state-chartered savings banks.

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

Loans-to-One Borrower Limitation

In accordance with the Banking Code, a Pennsylvania chartered savings bank, with certain limited exceptions, may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its capital accounts, the aggregate of capital, surplus, undivided profits, capital securities and reserve for credit losses. The Northwest Bank Credit Committee has established an internal lending limit, either individually or in the aggregate to one customer, or a single source of repayment, of $30.0 million and Aggregate Credit Exposure of $100.0 million. Under certain circumstances, for instance well qualified customers or customers with multiple individually qualified projects, this limit may be exceeded subject to the approval of the Senior Loan Committee. As of

December 31, 2022 we had 19 credit relationships that were equal to or exceeded our $30.0 million internal limit for individual borrower and one credit relationship that was equal to or exceeded the $100.0 million internal limit for Aggregate Credit Exposure.
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
•Establishes a continuing and affirmative obligation, consistent with Northwest Bank’s safe and sound operation, to help meet the credit needs of its community, including low- and moderate-income neighborhoods;
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

The FDIC charges insured depository institutions premiums to maintain the DIF. Under the FDIC’s risk-based assessment system, insured institutions deemed less risky pay lower FDIC assessments. Assessments for institutions with $10 billion or more of assets are primarily based on a scorecard approach by the FDIC, including factors such as examination ratings and modeling measuring the institution’s ability to withstand asset-related and funding-related stress and potential loss to the DIF should the bank fail. The assessment range (inclusive of possible adjustments specified by the regulations) for institutions with greater than $10 billion of total assets was 1.5 to 40 basis points effective through December 31, 2022. The FDIC has authority to increase insurance assessments and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of the Bank’s size will range from 2.5 to 42 basis points.

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

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. The company did exercise this opt-out election during the year ended December 31, 2022.

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

The following table shows the Basel III regulatory capital levels that must be maintained to avoid limitations on capital distributions and discretionary bonus payments.

Common equity Tier 1 ratio plus capital conservation buffer	7.000%
Tier 1 risk-based capital ratio plus capital conservation buffer	8.500%
Total risk-based capital ratio plus capital conservation buffer	10.500%

As of December 31, 2022, Northwest Bank’s capital exceeded all applicable regulatory requirements and it had an appropriate capital conservation buffer.

    Northwest Bank is also subject to capital guidelines of the Department of Banking. Although not adopted in regulation form, the Department of Banking requires 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

Prompt Corrective Action

Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. Institutions that fall into an “undercapitalized” category are subject to a variety of mandatory and discretionary supervisory actions, including a restriction on capital distributions and the requirement to file a capital restoration plan with the regulators. Performance under the capital restoration plan must be guaranteed by the parent holding company up to the lesser of the amount of the capital deficiency when deemed undercapitalized or 5% of the institution’s total assets. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2022, Northwest Bank was well-capitalized for this purpose.

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

Activities and Investments of Insured State-Chartered Banks

Federal law generally limits the activities as principal and equity investments of state-chartered banks insured by the FDIC and its subsidiaries to those that are permissible for national banks. Before engaging in a new activity as principal that is not permissible for a national bank or otherwise permissible under federal law or FDIC regulations, an insured savings bank must seek approval from the FDIC to engage in such activity. The FDIC will not approve the activity unless the savings bank meets its minimum capital requirements, and the FDIC determines that the activity does not present a significant risk to the DIF.

Federal Home Loan Bank System

Northwest Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Pittsburgh, Northwest Bank is required to acquire and hold share of capital stock in the Federal Home Loan Bank in specified amounts. As of December 31, 2022, Northwest Bank was in compliance with this requirement.

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

Capital. Bank holding companies with greater than $3 billion in total consolidated assets are subject to consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions. Northwest Bancshares, Inc. was in compliance with the holding company capital requirements and the capital conservation buffer as of December 31, 2022.

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

A company that acquires control of a bank holding company, such as Northwest Bancshares, Inc., must receive prior Federal Reserve Board approval under the Bank Holding Company Act. Control, as defined under the Bank Holding Company Act, means ownership, control or power to vote 25% or more of any class of voting stock, control in any manner over the election of a majority of the company’s directors, or a determination by the regulator that the acquirer has the power to exercise, directly or indirectly, a controlling influence over the management or policies of the company. The Federal Reserve Board adopted a final rule in 2020 that revised its framework for determining whether a company, under the Bank Holding Company Act, exercises a “controlling influence” over a bank or a bank holding company. The Federal Reserve Board’s final rule applies to questions of control under the Bank Holding Company Act but does not extend to the Change in Bank Control Act.

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

Inflation Reduction Act of 2022. The Inflation Reduction Act, which was signed into law on August 16, 2022, among other things, implements a new alternative minimum tax of 15% on corporations with profits in excess of $1 billion, a 1% excise tax on stock repurchases, and several tax incentives to promote clean energy and climate initiatives. These provisions are effective beginning January 1, 2023.

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

We are subject to routine audits of our tax returns by the Internal Revenue Service as well as all states in which we conduct business. We are subject to audit by the Internal Revenue Service for the tax periods ended after December 31, 2018 and generally subject to audit by any state in which we conduct business for the tax periods ended after December 31, 2018. We are under audit by the state of New York for tax years 2016 through 2018.

ITEM 1A.                                       RISK FACTORS

In addition to factors discussed in the description of our business and elsewhere in this report, as well as other filings we make with the SEC, the following are factors that could adversely affect our future results of operations and financial condition.

Risks Related to our Lending Activities

Our commercial loan portfolio is increasing and the inherently higher risk of loss may lead to additional provisions for credit losses or charge-offs, which would negatively impact earnings and capital.

Commercial loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Commercial business loans expose us to additional risk since they typically are dependent on the borrower’s ability to make repayments from the cash flows of the business and are secured by non-real estate collateral that may depreciate over time. Further, our commercial business loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may be more difficult to appraise, control or collect and may be more susceptible to fluctuation in value at the time of default. In addition, if we foreclose on these loans, our holding period for the collateral may be longer than for a single or multi-family residential property if there are fewer potential purchasers of the collateral.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.
The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in multi-family and commercial real estate lending, as such loans represent 362% of total bank capital as of December 31, 2022. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multi-family and commercial real estate lending that would adversely affect our loan originations and profitability.

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

Bank regulators periodically review our allowance for credit losses and may require an increase to the provision for credit losses or further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs resulting from these reviews may have a material adverse effect on our results of operations or financial condition.

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

At December 31, 2022, Northwest Bank has met all of these requirements, including the full 2.5% capital conservation buffer.

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

Risks Related to Market Interest Rates

The reversal of the historically low interest rate environment may adversely affect our net interest income and profitability.

The Federal Reserve Board decreased benchmark interest rates significantly, to near zero, in response to the COVID-19 pandemic. The Federal Reserve Board has reversed its policy of near zero interest rates given its concerns over inflation. Market interest rates have risen significantly in response to the Federal Reserve Board’s recent rate increases. As discussed below, the increase in market interest rates is expected to have an adverse effect on our net interest income and profitability.

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

Changes in interest rates also affect the current fair value of our interest-earning investment securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2022, the fair value of our investment and mortgage-backed securities portfolio totaled $1.969 billion. Net unrealized losses on these securities totaled $343.5 million at December 31, 2022. During the year ended December 31, 2022, we incurred other comprehensive losses of $151.9 million related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.

Any increase in market interest rates may reduce our mortgage banking income. We generate revenues primarily from gains on the sale of mortgage loans to investors, and from the amortization of deferred mortgage servicing rights. We recognized noninterest income of $4.9 million on mortgage banking activities during the year ended December 31, 2022. We also earn interest on loans held for sale while awaiting delivery to our investors. In a rising or higher interest rate environment, our mortgage loan originations may decrease, resulting in fewer loans that are available for sale. This would result in a decrease in interest income and a decrease in revenues from loan sales. In addition, our results of operations are affected by the amount of noninterest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment, data processing and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

At December 31, 2022, our interest rate risk analysis indicated that the market value of our equity would decrease by 16.3% if there was an instant parallel 200 basis point increase in market interest rates. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”.

Risk Related to the COVID-19 Pandemic

The economic impact of the COVID-19 outbreak could continue to affect our financial condition and results of operations.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have continued to affect the macroeconomic environment, both nationally and in the Company’s existing geographic footprint.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be fully controlled and abated. The COVID-19 pandemic and the related adverse local and national economic consequences could result in a material, adverse effect on our business, financial condition, liquidity, and results of operations.

Risks Related to Economic Conditions

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition and earnings.

Our performance is significantly impacted by the general economic conditions in our primary markets in Pennsylvania, New York, Ohio, and Indiana. At December 31, 2022, 41% of our loan portfolio was secured by properties located in Pennsylvania, and 12% of our loan portfolio was secured by properties located in New York, with a large portion of the rest of our loans secured by real estate located in Ohio and Indiana. Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans.

A deterioration in economic conditions, as a result of COVID-19, recession or otherwise, could result in the following consequences, any of which could have a material adverse affect on our business, financial condition, liquidity and results of operations:

•demand for our products and services may decline;
•loan delinquencies, problem assets and foreclosures may increase;
•we may increase our allowance for credit losses;
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

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Over the past year, in response to a pronounced rise in inflation, the Federal Reserve Board has raised certain benchmark interest rates to combat inflation. As discussed under “Risks Related to Market Interest Rates - Changes in interest rates could adversely affect our results of operations and financial condition,” as inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Sustained higher interest rates by the Federal Reserve Board to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

Risks Related to our Business Strategy

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

Loans that were acquired as part of our acquisitions of other depository institutions were not underwritten or originated in accordance with our credit standards, including environmental matters, and we did not have long-standing relationships with many of these borrowers at the time of acquisition. The acquired loans are re-risked at that date of acquisition based on our credit standards, which can temporarily increase loans classified as special mention and substandard for a period of time until these loans are integrated and conform to our credit standards. Although we reviewed the loan portfolios of each institution acquired as part of the diligence process, and believe that we have established reasonable credit marks with regard to all loans acquired, we may incur losses in excess of the credit marks with regard to these acquired loans, and any such losses, if they occur, may have a material adverse effect on our business, financial condition, and results of operations.

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

Risks Related to Operational Matters

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

Our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs. Despite the defensive measures we take to manage our internal technological and operational infrastructure, threats may originate externally from third parties such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or may originate internally from within our organization. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. Our heavy reliance on information technology systems exposes us to operational risks, which include the risk of malfeasance by employees or persons outside of our organization, errors relating to transaction processing and technology, systems failures or interruptions, failures to properly implement systems upgrades, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery.

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

Risks Related to Environmental and Other Global Matters

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

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes and other issues. The impact on our customers will likely vary depending on their specific attributes, including reliance on role in carbon intensive activities, among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of asset securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Our business, financial condition, and results of operations could be adversely affected by natural disasters, health epidemics, and other catastrophic events.

We could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a pandemic, natural disaster, war, act of terrorism, accident, or other reason. Any of these events could result in the temporary reduction of operations, employees, and customers, which could limit our ability to provide services. Additionally, many of our borrowers may suffer property damage, experience interruption of their businesses or lose their jobs after such events. Those borrowers might not be able to repay their loans, and the collateral for such loans may decline significantly in value.

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

In preparing this annual report as well as periodic reports we are required to file under the Securities Exchange Act of 1934, including our Consolidated Financial Statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for credit losses.

Risks Related to Investment Activities

We could record future losses on our investment securities portfolio.

A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these and other securities constitutes a credit related impairment, which could result in material losses to us. These factors include, but are not limited to, failure by the issuer to make scheduled interest payments, the issuer of the securities and their creditworthiness, any changes to the rating of the security and any adverse conditions specifically related to the security that would render us unable to forecast a full recovery in value. In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the issuers deteriorates and there remains limited liquidity for these securities. During the year ended December 31, 2022, we incurred other comprehensive losses of $151.9 million related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.

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

Our municipal bond portfolio may be impacted by the effects of economic stress on state and local governments. At December 31, 2022, we had $127.5 million invested in debt obligations of states, municipalities and political subdivisions (collectively referred to as our municipal bond portfolio). We also had $183.9 million of loans outstanding to municipalities and political subdivisions. Widespread concern currently exists regarding the stress on state and local governments emanating from: (i) declining revenues; (ii) large unfunded liabilities to government workers; and (iii) entrenched cost structures. Debt-to-gross domestic product ratios for the majority of states have been deteriorating due to, among other factors, declines in federal monetary assistance provided as the United States is currently experiencing the largest deficit in its history. This concern has led to speculation about the potential for a significant deterioration in the municipal bond market, which could materially affect our results of operations, financial condition and liquidity. We may not be able to mitigate the exposure in our municipal portfolio if state and local governments are unable to fulfill their obligations. The risk of widespread issuer defaults may also increase if there are changes in legislation that permit states, or additional municipalities and political subdivisions, to file for bankruptcy protection or if there are judicial interpretations that, in a bankruptcy or other proceeding, lessen the value of any structural protections.

The financial services sector represents a significant concentration within our investment portfolio.

Within our investment portfolio, we have a significant amount of corporate debt and mortgage-backed securities issued by companies in the financial services sector. Given current market conditions, this sector has an enhanced level of credit risk.

Risks Related to Our Debit and Credit Activities

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

Other Risks Related to Our Business

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

As of December 31, 2022, we held $672.6 million of deposits from municipalities throughout Pennsylvania, New York, Ohio, and Indiana. These deposits may be more volatile than other deposits. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings.

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

Our inability to tailor our retail delivery model to respond to consumer preferences in banking may negatively affect earnings.

We have expanded our market presence through acquisitions and growth. Our branch network continues to be a very significant source of new business generation, however, consumers continue to migrate much of their routine banking to self-service channels. In recognition of this shift in consumer patterns, we regularly review our branch network, which has resulted in branch consolidation accompanied by the enhancement of our capabilities to serve its customers through alternate delivery channels. The benefits of this strategy will depend on our ability to realize expected expense reductions without experiencing significant customer attrition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

As of December 31, 2022, we conducted our business through our main office located in Warren, Pennsylvania, 82 other full-service offices and six free-standing drive-through locations throughout our market area in central and western Pennsylvania, 27 full-service offices and one free-standing drive-through location in western New York, 11 full-service offices and one free-standing drive-through location in eastern Ohio, and 22 full-service office locations in Indiana. At December 31, 2022, our premises and equipment had an aggregate net book value of approximately $145.9 million.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol “NWBI”. As of February 17, 2023, we had 26 registered market makers, 11,196 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 127,047,704 shares outstanding.

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

There were no sales of unregistered securities during the quarter ended December 31, 2022.

On December 13, 2012, the Board of Directors approved a program that authorizes the repurchase of approximately 5,000,000 shares of common stock. This program does not have expiration date. During the year ended December 31, 2022, we did not repurchase any shares and there are a maximum of 2,261,130 remaining shares that can be purchased under the current repurchase program.

Stock Performance Graph

The following stock performance graph compares (a) the cumulative total return on our common stock between December 31, 2017 and December 31, 2022, (b) the cumulative total return on stocks included in the Total Return Index for the NASDAQ Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that our stock performance will continue in the future with the same or similar trend depicted in the graph.  We will not make or endorse any predictions as to future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Northwest Bancshares, Inc., the NASDAQ Composite Index, and the NASDAQ Bank Index

$350
$300
$250
$200
$150
$100
$50
$0
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Northwest Bancshares, Inc.
NASDAQ Composite
NASDAQ Bank

	At December 31,
	2017	2018	2019	2020	2021	2022
Northwest Bancshares, Inc.	100.00	105.40	107.87	88.47	104.23	109.01
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
NASDAQ Bank	100.00	75.78	89.41	81.19	114.69	96.14

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

Our net income was $133.7 million, or $1.05 per diluted share, for the year ended December 31, 2022 compared to $154.3 million, or $1.21 per diluted share, for the year ended December 31, 2021, and $74.9 million, or $0.62 per diluted share, for the year ended December 31, 2020. The provision for credit losses was $17.9 million for the year ended December 31, 2022 compared to a provision credit of $11.9 million for the year ended December 31, 2021 and a provision expense of $84.0 million for the year ended December 31, 2020.

Selected Financial and Other Data

The summary financial information presented below is derived in part from the Company’s Consolidated Financial Statements. The following is only a summary and should be read in conjunction with the Consolidated Financial Statements and notes included elsewhere in this document. The information at December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 is derived in part from the audited Consolidated Financial Statements that appear in this document.

	At December 31,
	2022	2021
	(In thousands)
Selected Consolidated Financial Data:
Total assets	$14,113,324	14,501,508
Cash and cash equivalents	139,365	1,279,259
Marketable securities held-to-maturity	124,455	124,451
Marketable securities available-for-sale	224,537	250,677
Mortgage-backed securities held-to-maturity	756,794	643,703
Mortgage-backed securities available-for-sale	993,571	1,297,915
Loans receivable, net of allowance for credit losses:
Residential mortgage loans held-for-sale	9,913	25,056
Residential mortgage loans	3,469,425	2,962,191
Home equity loans	1,291,772	1,314,631
Consumer loans	2,144,931	1,820,381
Commercial real estate loans	2,775,045	2,957,460
Commercial loans	1,111,330	834,432
Total loans receivable, net	10,802,416	9,914,151
Deposits	11,464,548	12,301,165
Borrowed funds	681,166	139,093
Subordinated debt	113,840	123,575
Shareholders’ equity	1,491,486	1,583,571

	For the years ended December 31,
	2022	2021	2020
	(In thousands except per share data)
Selected Consolidated Operating Data:
Total interest income	$448,798	418,508	434,068
Total interest expense	28,117	27,246	42,340
Net interest income	420,681	391,262	391,728
Provision for credit losses	17,860	(11,883)	83,975
Net interest income after provision for credit losses	402,821	403,145	307,753
Noninterest income	110,849	142,889	132,265
Noninterest expense	339,978	344,910	347,492
Income before income taxes	173,692	201,124	92,526
Income tax expense	40,026	46,801	17,672
Net income	$133,666	154,323	74,854
Earnings per share:
Basic	$1.05	1.22	0.62
Diluted	$1.05	1.21	0.62

	At or for the year ended December 31,
	2022	2021	2020
Selected Financial Ratios and Other Data:
Return on average assets (1), (5), (6), (7), (8)	0.94%	1.08%	0.58%
Return on average equity (2), (5), (6), (7), (8)	8.80%	9.91%	4.72%
Average capital to average assets	10.71%	10.89%	12.29%
Capital to total assets	10.57%	10.92%	11.14%
Tangible common equity to tangible assets	8.03%	8.43%	8.48%
Net interest rate spread (3)	3.11%	2.89%	3.24%
Net interest margin (4)	3.20%	2.98%	3.36%
Noninterest expense to average assets (6), (7), (8)	2.40%	2.41%	2.70%
Efficiency ratio (5), (6), (7), (8)	63.16%	63.53%	65.01%
Noninterest income to average assets (7)	0.78%	1.00%	1.03%
Net interest income to noninterest expense (5), (6), (8)	1.24x	1.13x	1.13x
Dividend payout ratio	76.19%	65.29%	122.58%
Nonperforming loans to net loans receivable	0.76%	1.60%	0.99%
Nonperforming assets to total assets	0.58%	1.10%	0.77%
Allowance for credit losses to nonperforming loans	143.98%	64.38%	129.99%
Allowance for credit losses to loans receivable	1.08%	1.02%	1.27%
Average interest-earning assets to average interest-bearing liabilities	1.41x	1.39x	1.35x
Number of banking offices	150	170	170

(1)Represents net income divided by average assets.
(2)Represents net income divided by average equity.
(3)Represents average yield on interest-earning assets less average cost of interest-bearing liabilities (shown on a fully taxable equivalent (“FTE”) basis).
(4)Represents net interest income as a percentage of average interest-earning assets (shown on a FTE basis).
(5) 2020 includes $20.8 million acquisition/branch optimization expense, $41.6 million estimated provision for credit losses related to COVID-19 and $18.2 million estimated provision for credit losses related to the effect of CECL on the acquisition of MutualBank.
(6) 2021 includes $3.5 million in merger, asset disposition and restructuring expense.
(7) 2021 includes $25.3 million gain on sale of insurance business.
(8) 2022 includes $5.6 million in merger, assets disposition and restructuring expense.

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

Allowance for Credit Losses.  We recognize that losses will be experienced on assets and that the risk of loss varies with the type of asset, the creditworthiness of a borrower, general economic conditions and the quality of the collateral, if any. We maintain an allowance for expected lifetime losses in the loan portfolio. The allowance for credit losses represents management’s estimate of lifetime expected losses based on all available information. The allowance for credit losses is based on management’s evaluation of relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The loan portfolio is reviewed regularly by management in its determination of the allowance for credit losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. As an integral part of their examination process, regulatory agencies periodically review our allowance for credit losses and may require us to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for credit losses, a combination of statistical models are applied to various pools of outstanding loans. We use a 24 month forecasting period and revert to historical average loss rates thereafter. Credit relationships that have been classified as substandard or doubtful and are greater than or equal to $1.0 million are reviewed by the Credit Administration department to determine if they no longer continue to demonstrate similar risk characteristics to their loan pool. If a loan no longer demonstrates similar risk characteristics to their loan pool they are removed from the pool and an individual assessment will be performed. The allowance calculation is also supplemented with qualitative reserves that takes into consideration the current portfolio and specific risk characteristics, such as changes in underwriting standards, portfolio mix, delinquency level, or term, as well as changes in environmental conditions, among other factors, that have occurred but are not yet reflected in the quantitative model component.

Our allowance for credit losses is sensitive to a number of inputs, most notably the macroeconomic forecast assumptions as well as the reasonable and supportable forecasting periods that are incorporated in our estimate of credit losses. Therefore, as the macroeconomic environment and related forecasts change or decisions are made to shorten or lengthen the forecasting period, the allowance for credit losses may change materially. The following sensitivity analyses do not represent management’s expectations of the deterioration of our portfolios or the economic environment, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for credit losses to changes in key inputs. We utilized a multi-scenario based macroeconomic forecast in determining the December 31, 2022 allowance for credit losses, which included a weighting of three scenarios: an upside scenario, a baseline scenario and a downside scenario. We placed the most weight on the baseline scenario, with the remaining weight split evenly between the upside and downside scenario. If we placed 100% weighting on the baseline scenario, the quantitative allowance for credit losses would have been approximately $10.2 million lower. These forecasts revert to our long-term historical average loss rate after a 24 month forecasting period. If we shortened the forecasting period to twelve months and reverted to our long-term historical loss rate thereafter, the quantitative allowance for credit losses would have been approximately $18.8 million lower.

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

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance provides expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The amendments primarily include contract modifications and hedge accounting, as well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity. This guidance was effective as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date to Topic 848”. This guidance extends the guidance of ASU 2022-04 from December 31, 2022 to December 31, 2024. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform.” This ASU provides amendments, which are elective, and apply to all entities that have derivative instruments that use an interest rate for margining, discounting or contract price alignment of certain derivative instruments that are modified as a result of the reference rate reform. We established a cross-functional working group to manage the LIBOR transition. A transition plan was created to identify and modify the Company’s loan and other financial instrument contracts that are impacted by LIBOR transition. The Company chose the Secured Overnight Financing Rate (“SOFR”) as its alternative replacement for LIBOR on both back-to-back swaps and variable rate loans. We have not offered LIBOR for any new contracts since December 31, 2021. We are continuing to evaluate the amendments on our financial statements, with no material impacts expected, and execute on our transition plan.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosure.” This ASU eliminates the accounting guidance for troubled debt restructurings, while enhancing disclosure requirements for certain loan modifications when a borrower is experiencing financial difficulty. This ASU also requires the disclosure of current period gross write-offs by year for origination for financing receivables. This guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those years, with early adoption permitted. This ASU is applied prospectively to modifications and write-offs beginning on the first day of the fiscal year of adoption. An entity may elect to adopt a modified retrospective transition method on the recognition and measurement of the TDR guidance. We do not believe this guidance will have a material impact on the Company’s financial statements, but will result in additional disclosures.

Balance Sheet Analysis

Assets. Total assets at December 31, 2022 were $14.113 billion, a decrease of $388.2 million, or 2.7%, from $14.502 billion at December 31, 2021. This decrease in assets was driven by a decrease in both marketable securities and total cash and cash equivalents. A discussion of significant changes follows.

Cash and cash equivalents. Cash and cash equivalents decreased by $1.140 billion, or 89.1%, to $139.4 million at December 31, 2022, from $1.279 billion at December 31, 2021. This decrease was primarily driven by organic loan growth and deposit outflow, described in further detail below, as well as the purchase of three small business equipment finance loan pools totaling $182.8 million and two one- to four-family jumbo mortgage loan packages totaling $188.3 million during the year ended December 31, 2022.

Marketable securities.  Marketable securities decreased by $217.4 million, or 9.4%, to $2.099 billion at December 31, 2022, from $2.317 billion at December 31, 2021. This decrease was driven primarily by the rising interest rate environment which negatively impacted the fair market value of our available-for-sale portfolio. Additionally, the maturity and monthly cash flow of marketable securities was redeployed into higher interest-earning loan products.

The following table sets forth certain information regarding the amortized cost and fair value of our available-for-sale marketable securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2022		2021
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Residential mortgage-backed securities available-for-sale:
Fixed rate pass-through	$227,122	195,986	265,604	265,468
Variable rate pass-through	8,837	8,663	11,306	11,591
Fixed rate agency CMOs	906,962	761,678	997,680	980,999
Variable rate agency CMOs	27,853	27,244	39,695	39,857
Total residential mortgage-backed securities available-for-sale	1,170,774	993,571	1,314,285	1,297,915
Marketable securities available-for-sale:
U.S. Government, agency and GSEs	119,959	99,793	125,260	121,976
Municipal securities	127,455	111,766	125,457	128,701
Corporate debt issues	13,540	12,978	—	—
Total marketable securities available-for-sale	$1,431,728	1,218,108	1,565,002	1,548,592

The following table sets forth certain information regarding the amortized cost and fair value of our held-to-maturity marketable securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2022		2021
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Residential mortgage-backed securities held-to-maturity:
Fixed rate pass-through	$163,196	138,512	183,092	180,989
Variable rate pass-through	542	530	667	691
Fixed rate agency CMOs	592,527	509,202	459,345	449,585
Variable rate agency CMOs	529	518	599	616
Total residential mortgage-backed securities held-to-maturity	756,794	648,762	643,703	631,881
Marketable securities held-to-maturity:
U.S. Government and agencies	124,455	102,622	124,451	119,632
Total marketable securities held-to-maturity	$881,249	751,384	768,154	751,513

The following table sets forth information regarding the issuers and the carrying value of our mortgage-backed securities at the dates indicated.

	At December 31,
	2022	2021
	(In thousands)
Residential mortgage-backed securities:
FNMA	$651,404	704,070
GNMA	438,193	577,684
FHLMC	660,762	659,433
Other (including non-agency)	6	431
Total residential mortgage-backed securities	$1,750,365	1,941,618

Marketable Securities Portfolio Maturities and Yields.  The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for our marketable securities and mortgage-backed securities portfolios at December 31, 2022. The annualized weighted average yields are calculated by taking the interest of the marketable securities divided by the amortized cost. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	One year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Amortized cost	Annualized weighted average yield (1)	Amortized cost	Annualized weighted average yield (1)	Amortized cost	Annualized weighted average yield (1)	Amortized cost	Annualized weighted average yield (1)	Amortized cost	Fair value	Annualized weighted average yield (1)
	(Dollars in thousands)
Marketable securities available-for-sale:
Government sponsored entities	$—	—%	$993	2.82%	$45,814	1.06%	$—	—%	$46,807	39,201	1.09%
U.S. Government and agency obligations	—	—%	20,000	1.25%	—	—%	53,152	1.27%	73,152	60,592	1.26%
Municipal securities	506	2.43%	986	3.50%	36,332	2.21%	89,631	2.17%	127,455	111,766	2.20%
Corporate debt issues	—	—%	—	—%	13,540	4.68%	—	—%	13,540	12,978	4.68%
Total marketable securities available-for-sale	506	2.43%	21,979	1.42%	95,686	2.01%	142,783	1.84%	260,954	224,537	1.87%
Residential mortgage-backed securities available-for-sale:
Pass-through certificates	8,894	2.67%	19,264	1.04%	15,702	2.31%	192,100	1.76%	235,960	204,649	1.77%
CMOs	27,875	4.49%	10,255	1.62%	11,891	1.26%	884,793	1.51%	934,814	788,922	1.60%
Total residential mortgage-backed securities available-for-sale	36,769	4.05%	29,519	1.24%	27,593	1.86%	1,076,893	1.55%	1,170,774	993,571	1.63%
Marketable securities held-to-maturity:
U.S. Government and agency obligations	—	—%	29,478	0.98%	94,977	1.01%	—	—%	124,455	102,622	1.00%
Total investment securities held-to-maturity	—	—%	29,478	0.98%	94,977	1.01%	—	—%	124,455	102,622	1.00%
Residential mortgage-backed securities held-to-maturity:
Pass-through certificates	542	2.32%	444	3.50%	20,250	1.30%	142,502	1.29%	163,738	139,042	1.30%
CMOs	529	4.80%	20,168	0.92%	—	—%	572,359	2.26%	593,056	509,720	2.22%
Total residential mortgage-backed securities held-to-maturity	1,071	3.54%	20,612	0.97%	20,250	1.30%	714,861	2.07%	756,794	648,762	2.02%
Total marketable securities and mortgage-backed securities	$38,346	4.02%	$101,588	1.15%	$238,506	1.53%	$1,934,537	1.77%	$2,312,977	1,969,492	1.75%

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

Loans Receivable.  Gross loans receivable increased by $904.1 million, or 9.0%, to $10.920 billion at December 31, 2022, from $10.016 billion at December 31, 2021. This increase was due to organic loan growth as well as the purchases of small business equipment finance and one- to four-family jumbo mortgage loan pools during the year. Our personal banking loan portfolio increased by $811.6 million, or 13.2%, to $6.965 billion at December 31, 2022 from $6.153 billion at December 31, 2021. Continued growth in our consumer indirect auto loans and fewer sales of residential mortgages into the secondary market contributed to the increase in total loans receivable. In addition, our commercial loan portfolio increased by $92.4 million, or 2.4%, to $3.956 billion at December 31, 2022 from $3.863 billion at December 31, 2021.

    Set forth below are selected data related to the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Personal Banking:
Residential mortgage loans held-for-sale	$9,913	0.1%	$25,056	0.3%
Residential mortgage loans	3,488,686	31.9%	2,969,564	29.6%
Home equity loans	1,297,674	11.9%	1,319,931	13.2%
Vehicle loans	2,056,783	18.8%	1,484,231	14.8%
Consumer loans (1)	111,872	1.0%	354,517	3.5%
Total Personal Banking	6,964,928	63.7%	6,153,299	61.4%

Commercial Banking:
Commercial real estate	2,823,555	25.9%	3,015,484	30.1%
Commercial loans	1,131,969	10.4%	847,609	8.5%
Total Commercial Banking	3,955,524	36.3%	3,863,093	38.6%
Total loans receivable, gross	10,920,452	100.0%	10,016,392	100.0%

Total allowance for credit losses	(118,036)		(102,241)
Total loans receivable, net	$10,802,416		$9,914,151
(1)     Consists primarily of secured and unsecured personal loans.

The following table sets forth the maturity of our loan portfolio at December 31, 2022. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which the contractual repayment is due or they contractually mature, if interest only, and fixed-rate loans are included in the period in which the contractual repayment is due.

At December 31, 2022 (In thousands)	Due in one year or less	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
Personal Banking:
Residential mortgage loans	$134,158	552,462	1,286,244	1,516,954	$3,489,818
Home equity loans	102,398	319,986	466,594	402,694	1,291,672
Consumer loans	448,060	1,429,636	226,670	—	2,104,366
Total Personal Banking	684,616	2,302,084	1,979,508	1,919,648	6,885,856

Commercial Banking:
Commercial real estate loans	431,930	1,199,829	898,181	295,429	2,825,369
Commercial loans	315,052	671,284	139,398	7,365	1,133,099
Total Commercial Banking	746,982	1,871,113	1,037,579	302,794	3,958,468

Total Loans	$1,431,598	4,173,197	3,017,087	2,222,442	10,844,324

Net unearned income and unamortized premiums and discounts					76,128
Total Loans Receivable					$10,920,452

The following table sets forth at December 31, 2022, the dollar amount of all fixed-rate loans due one year or more after December 31, 2022.

At December 31, 2022 (In thousands)	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
Personal Banking:
Residential mortgage loans	$543,387	1,261,709	1,490,086	3,295,182
Home equity loans	305,535	425,300	38,364	769,199
Consumer loans	1,417,142	210,747	—	1,627,889
Total Personal Banking	2,266,064	1,897,756	1,528,450	5,692,270

Commercial Banking:
Commercial real estate loans	396,133	63,708	439	460,280
Commercial loans	290,078	31,334	3,420	324,832
Total Commercial Banking	686,211	95,042	3,859	785,112

Total Loans	$2,952,275	1,992,798	1,532,309	6,477,382

The following table sets forth at December 31, 2022, the dollar amount of all adjustable-rate loans due one year or more after December 31, 2022. Adjustable and floating-rate loans are included in the table based on the contractual due date of the loan.

At December 31, 2022 (In thousands)	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
Personal Banking:
Residential mortgage loans	$9,075	24,535	26,868	60,478
Home equity loans	14,451	41,294	364,330	420,075
Consumer loans	12,494	15,923	—	28,417
Total Personal Banking	36,020	81,752	391,198	508,970

Commercial Banking:
Commercial real estate loans	803,696	834,473	294,990	1,933,159
Commercial loans	381,206	108,064	3,945	493,215
Total Commercial Banking	1,184,902	942,537	298,935	2,426,374

Total Loans	$1,220,922	1,024,289	690,133	2,935,344

Deposits. Total deposits decreased by $836.6 million, or 6.8%, to $11.465 billion at December 31, 2022 from $12.301 billion at December 31, 2021. This decrease was primarily due to decreases in time and demand deposit accounts of $635.6 million, or 8.6%, as well as a decrease in money market deposit accounts by $172.3 million, or 6.6%. We believe these decreases were primarily the result of customer spending activity returning to pre-pandemic levels at a time when inflationary pressures have caused higher prices and government stimulus programs have ended.

The following table sets forth the dollar amount of deposits in the various types of accounts we offered at the dates indicated.

	At December 31,
	2022			2021
	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)
	(Dollars in thousands)
Savings deposits	$2,275,020	19.9%	0.10%	$2,303,760	18.7%	0.10%
Demand deposits	5,679,674	49.5%	0.03%	6,039,968	49.1%	0.01%
Money market deposit accounts	2,457,569	21.4%	0.14%	2,629,882	21.4%	0.10%
Time deposits:
Maturing within 1 year	754,564	6.6%	1.04%	890,101	7.2%	0.68%
Maturing 1 to 3 years	233,303	2.0%	0.97%	368,535	3.0%	1.28%
Maturing more than 3 years	64,418	0.6%	0.21%	68,919	0.6%	0.43%
Total certificates	1,052,285	9.2%	0.65%	1,327,555	10.8%	0.84%
Total deposits	$11,464,548	100.0%	0.12%	$12,301,165	100.0%	0.14%

(1)   Represents percentage of total deposits.
(2)   Represents weighted average nominal rate at year end.

The following table sets forth the dollar amount of deposits in each state by branch location as of December 31, 2022.

State	Balance	Percent
	(Dollars in thousands)
Pennsylvania	$6,527,226	56.9%
New York	2,787,272	24.3%
Ohio	926,008	8.1%
Indiana	1,224,042	10.7%
Total	$11,464,548	100.0%

The following table indicates the amount of our certificates of deposits of $250,000 or more by time remaining until maturity at December 31, 2022.

Maturity period	Certificates of deposit
(In thousands)
Three months or less	$15,515
Over three months through six months	13,588
Over six months through twelve months	53,555
Over twelve months	25,665
Total	$108,323

At December 31, 2022 and 2021, we had deposits in excess of $250,000 (the limit for FDIC insurance) of $4.031 billion and $4.194 billion, respectively. At those dates, we had no deposits that were uninsured for any other reason.

Borrowings. Borrowings increased by $532.3 million, or 202.7%, to $795.0 million at December 31, 2022 from $262.7 million at December 31, 2021. This increase was a result of securing $551.3 million of notes payable to the FHLB during the current year.

The following table sets forth information concerning our borrowings at the dates and for the periods indicated.

	During the years ended December 31,
	2022	2021
	(Dollars in thousands)
FHLB borrowings:
Average balance outstanding	$96,358	1,671
Maximum outstanding at end of any month during year	551,300	7,019
Balance outstanding at end of year	551,300	—
Weighted average interest rate during year	4.27%	2.20%
Weighted average interest rate at end of year	4.54%	—%

Collateralized borrowings:
Average balance outstanding	$115,402	132,100
Maximum outstanding at end of any month during year	135,736	139,568
Balance outstanding at end of year	105,766	139,093
Weighted average interest rate during year	0.19%	0.19%
Weighted average interest rate at end of year	0.27%	0.19%

Collateral received:
Average balance outstanding	$14,104	—
Maximum outstanding at end of any month during year	42,824	—
Balance outstanding at end of year	24,100	—
Weighted average interest rate during year	2.62%	—%
Weighted average interest rate at end of year	4.17%	—%

Subordinated borrowings:
Average balance outstanding	$116,644	123,481
Maximum outstanding at end of any month during year	123,638	123,560
Balance outstanding at end of year	113,840	123,575
Weighted average interest rate during year	4.00%	4.00%
Weighted average interest rate at end of year	4.00%	4.00%

Total borrowings:
Average balance outstanding	$342,508	258,742
Maximum outstanding at end of any month during year	795,006	269,931
Balance outstanding at end of year	795,006	262,668
Weighted average interest rate during year	2.74%	2.03%
Weighted average interest rate at end of year	3.88%	1.98%

Shareholders’ equity. Total shareholders’ equity at December 31, 2022 was $1.491 billion, or $11.74 per share, a decrease of $92.1 million, or 5.8%, from $1.584 billion, or $12.51 per share, at December 31, 2021. This decrease in equity was primarily the result of an increase in accumulated other comprehensive loss of $151.9 million due to an increase in unrealized losses in the available-for-sale investment portfolio as a result of rising interest rates, as well as the payment of cash dividends of $101.5 million during the year ended December 31, 2022. These decreases were partially offset by net income of $133.7 million for the year ended December 31, 2022.

Comparison of Results of Operations for the Years Ended December 31, 2022 and 2021

    General. Net income for the year ended December 31, 2022 was $133.7 million, or $1.05 per diluted share, a decrease of $20.7 million, or 13.4%, from $154.3 million, or $1.21 per diluted share, for the year ended December 31, 2021. The decrease in net income resulted from an increase in the provision for credit losses of $29.7 million, or 250.3%, and a decrease in noninterest income of $32.0 million, or 22.4%. Partially offsetting these unfavorable variances was an increase in net interest income of $29.4 million, or 7.5%, a decrease in income tax expense of $6.8 million, or 14.5%, and a decrease in noninterest expense of $4.9 million, or 1.4%.

Net income for the year ended December 31, 2022 represents returns on average equity and average assets of 8.80% and 0.94%, respectively, compared to 9.91% and 1.08% for the year ended December 31, 2021. A discussion of significant changes follows.

     Interest Income. Total interest income increased by $30.3 million, or 7.2%, to $448.8 million for the year ended December 31, 2022 from $418.5 million for the year ended December 31, 2021. This increase is the result of increases in the average yield on interest-earning assets as well as the average balance of interest-earning assets, and specifically the change in our interest-earning asset mix. The average yield earned on interest-earning assets increased to 3.39% for the year ended December 31, 2022 from 3.16% for the year ended December 31, 2021 due to the rising interest rate environment. The average balance of interest-earning assets increased by $17.6 million, or 0.1%, to $13.254 billion for the year ended December 31, 2022 from $13.236 billion for the year ended December 31, 2021.

    Interest income on loans receivable increased by $17.5 million, or 4.5%, to $407.8 million for the year ended December 31, 2022 from $390.3 million for the year ended December 31, 2021. This increase in interest income on loans receivable is due to increases in the average yield on loans receivable as well as the average balance of loans receivable. The average yield earned on loans receivable increased to 3.95% for the year ended December 31, 2022 from 3.81% for the year ended December 31, 2021 primarily due to the increase in market interest rates. The average balance of loans receivable increased $79.3 million, or 0.8%, to $10.319 billion for the year ended December 31, 2022 from $10.240 billion for the year ended December 31, 2021 driven mainly by growth in our retail portfolio as commercial Paycheck Protection Program (“PPP”) loans continued to payoff.

    Interest income on mortgage-backed securities increased by $9.3 million, or 43.5%, to $30.8 million for the year ended December 31, 2022 from $21.5 million for the year ended December 31, 2021. This increase is attributed to increases in both the average yield of mortgage-backed securities and the average balance. The average yield on mortgage-backed securities increased to 1.56% for the year ended December 31, 2022 from 1.26% for the year ended December 31, 2021 due to the purchase of fixed-rate mortgage-backed securities with yields higher than the existing portfolio. Additionally, the average balance of mortgage-backed securities increased by $264.5 million, or 15.5%, to $1.969 billion for the year ended December 31, 2022 from $1.704 billion for the year ended December 31, 2021. This increase was primarily a result of additional purchases as we deployed interest-earning deposits into higher yielding investments throughout 2022.

    Interest income on investment securities increased by $736,000, or 14.4%, to $5.8 million for the year ended December 31, 2022 from $5.1 million for the year ended December 31, 2021. This increase is primarily the result of an increase in the average balance of investment securities of $30.7 million, or 8.8%, to $381.5 million for the year ended December 31, 2022 from $350.8 million for the year ended December 31, 2021. Additionally, the average yield on investment securities increased to 1.53% for the year ended December 31, 2022 from 1.45% for the year ended December 31, 2021.

    Dividends on FHLB stock increased by $323,000, or 79.4%, to $730,000 for the year ended December 31, 2022 from $407,000 for the year ended December 31, 2021. This increase is the result of an increase in the average yield on FHLB stock to 4.27% for the year ended December 31, 2022 from 2.01% for the year ended December 31, 2021 as the FHLB of Pittsburgh increased dividend rates on required stock holdings in relation to higher market interest rates. Partially offsetting this increase was a decrease in the average balance of FHLB stock of $3.2 million, or 15.6%, to $17.1 million for the year ended December 31, 2022 from $20.2 million for the year ended December 31, 2021. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB.

    Interest income on interest-earning deposits increased by $2.4 million, or 201.4%, to $3.6 million for the year ended December 31, 2022 from $1.2 million for the year ended December 31, 2021. This increase is attributable to an increase in the average yield on interest-earning deposits to 0.63% for the year ended December 31, 2022 from 0.13% for the year ended December 31, 2021, as a result of increases in the targeted federal funds rate by the Federal Reserve. This was partially offset by a decrease in the average balance of interest-earning deposits by $353.8 million, or 38.4%, to $567.6 million for the year ended December 31, 2022 from $921.4 million for the year ended December 31, 2021 as we deployed funds into higher yielding loans and investments.

     Interest Expense. Interest expense increased by $871,000, or 3.2%, to $28.1 million for the year ended December 31, 2022 from $27.2 million for the year ended December 31, 2021 due to an increase in the average cost of interest-bearing liabilities to 0.30% for the year ended December 31, 2022 from 0.29% for the year ended December 31, 2021. This increase was due to increases in the interest rates paid on borrowed funds and junior subordinated debentures in response to increases in market interest rates. Partially offsetting these increases was a decrease in the average balance of interest-bearing liabilities of $120.5 million, or 1.3%, to $9.381 billion for the year ended December 31, 2022 from $9.501 billion for the year ended December 31, 2021. This decrease in average balance was driven by a decrease in average deposits by $191.7 million, or 2.1%, as customers utilized funds for higher inflationary purchases and searched for higher alternative yields.

Net Interest Income. Net interest income increased by $29.4 million, or 7.5%, to $420.7 million for the year ended December 31, 2022 from $391.3 million for the year ended December 31, 2021. This increase was attributable to the factors discussed above, specifically the increase in interest income which was partially offset by the increase in interest expense on borrowed funds. Our interest rate spread increased to 3.09% for the year ended December 31, 2022 from 2.88% for the year ended December 31, 2021, and our net interest margin increased to 3.17% for the year ended December 31, 2022 from 2.96% for the year ended December 31, 2021 due to the change in market rates as well as the change in our interest-earning asset mix.

    Provision for Credit Losses. We analyze the allowance for credit losses as described in Note 1(f) of the Notes to the Consolidated Financial Statements. The provision for credit losses increased by $29.7 million, or 250.3%, to a provision expense of $17.9 million for the year ended December 31, 2022 compared to a provision credit of $11.9 million for the year ended December 31, 2021. The current period provision was driven primarily by growth within our loan portfolio as well as a deterioration in the most recent economic forecasts reflected in our allowance for credit loss models, including a reduction in home and used vehicle values. The negative provision in the prior year was driven by the improvements in the economic forecasts compared to the uncertainty that existed in 2020 for industries impacted by COVID-19. Total classified loans decreased by $126.9 million, or 34.9%, to $236.2 million at December 31, 2022 from $363.2 million at December 31, 2021. In addition, net charge-offs to average loans decreased to 0.02% for the year ended December 31, 2022 from 0.20% for the year ended December 31, 2021.

    In determining the amount of the current period provision, we considered current economic conditions, including unemployment levels, bankruptcy filings, and changes in collateral values, and assessed the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled “Allowance for Credit Losses”. The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at December 31, 2022.

    Noninterest Income. Noninterest income decreased by $32.0 million, or 22.4%, to $110.8 million for the year ended December 31, 2022 from $142.9 million for the year ended December 31, 2021. This decrease was primarily driven by the sale of our insurance business on April 30, 2021, resulting in a $25.3 million pre-tax gain during the prior year. This insurance business sale in the prior year also resulted in a decrease in insurance commission income of $3.6 million from the year ended December 31, 2021. Also contributing to this decrease was a decrease in mortgage banking income of $11.0 million, or 69.4%, to $4.9 million for the year ended December 31, 2022 from $15.9 million for the year ended December 31, 2021, due primarily to the volatile interest rate environment causing unfavorable pricing in the secondary market, as well as a slowdown in mortgage loan activity in general. Partially offsetting these decreases were increases in service charges and fees, other operating income, and income from bank-owned life insurance. Service charges and fees increased $3.4 million, or 6.5%, to $55.2 million for the year ended December 31, 2022 from $51.8 million for the year ended December 31, 2021 due to increased customer activity in 2022 after COVID-19 restricted behavior in the prior year. Other operating income increased $3.3 million, or 28.0%, to $15.3 million for the year ended December 31, 2022 from $12.0 million for the year ended December 31, 2022, resulting from gains on the sale of branch buildings associated with the previously announced branch consolidations and improvements in other fee income. Lastly, income from bank-owned life insurance increased $1.1 million, or 17.8%, to $7.1 million for the year ended December 31, 2022 from $6.1 million for the year ended December 31, 2021 due to additional death benefits received during the current year.

    Noninterest Expense. Noninterest expense decreased by $4.9 million, or 1.4%, to $340.0 million for the year ended December 31, 2022 from $344.9 million for the year ended December 31, 2021 due to decreases across the majority of expense categories. Compensation and employee benefits decreased $5.5 million, or 2.9%, to $188.4 million for the year ended December 31, 2022 from $193.9 million for the year ended December 31, 2021, despite recognizing approximately $1.4 million of additional expense related to the acceleration of compensation and stock benefits upon the passing of our former Chief Executive Officer. This decrease in compensation and employee benefits, as well as a $1.5 million, or 4.7%, decrease in premises and occupancy costs, to $29.6 million for the year ended December 31, 2022 from $31.1 million for the year ended December 31, 2021, was driven primarily by the branch consolidations completed in April 2022. Processing expenses decreased $3.3 million, or 5.9%, to $52.5 million for the year ended December 31, 2022 from $55.8 million for the year ended December 31, 2021, due to the prior year investment in technology and infrastructure. Professional services decreased $2.9 million, or 16.6%, to $14.7 million for the year ended December 31, 2022 from $17.6 million for the year ended December 31, 2021 primarily due to the utilization of third-party experts to assist with our digital strategy rollout during the prior year. Lastly, amortization of intangible assets decreased $1.3 million, or 23.0%, to $4.3 million for the year ended December 31, 2022 compared to $5.6 million for the year ended December 31, 2021 due to previously acquired intangbile assets being fully amortized. These decreases were partially offset by an increase in other expenses of $7.3 million, or 87.9%, to $15.7 million for the year ended December 31, 2022 from $8.3 million for the year ended December 31, 2021 primarily due to the increase in the reserve for unfunded commitments associated with the origination of loans with current off-balance sheet exposure. We experienced an increase of $2.2 million, or 62.7%, in merger, asset disposition and restructuring expense to $5.6 million for the year ended December 31, 2022 from $3.5 million for the year ended December 31, 2021 due to severance and fixed asset charges related to the branch and personnel optimization to be completed during the first quarter of 2023.

    Income Taxes. The provision for income taxes decreased by $6.8 million, or 14.5%, to $40.0 million for the year ended December 31, 2022 from $46.8 million for the year ended December 31, 2021. This decrease in income tax expense is primarily due to the $27.4 million, or 13.6%, decrease in pretax income to $173.7 million for the year ended December 31, 2022 from $201.1 million for the year ended December 31, 2021. In addition, our effective tax rate for the year ended December 31, 2022 was 23.0% compared to 23.3% for the year ended December 31, 2021.

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

	At December 31,
	2022	2021
	(Dollars in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$5,574	7,641
Home equity loans	2,257	4,262
Vehicle loans	2,471	1,635
Consumer loans	608	765
Commercial real estate loans	7,589	23,489
Commercial real estate loans - owner occupied	278	574
Commercial loans	1,829	1,105
Total loans 90 days or more past due	$20,606	39,471
Total real estate owned (REO)	$413	873
Total loans 90 days or more past due and REO	21,019	40,344
Total loans 90 days or more past due to net loans receivable	0.19%	0.40%
Total loans 90 days or more past due and REO to total assets	0.15%	0.28%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	$19,861	39,140
Nonaccrual loans - loans less than 90 days past due	61,375	119,331
Loans 90 days or more past due still accruing	744	331
Total nonperforming loans	81,980	158,802
Total nonperforming assets	$82,393	159,675
Nonaccrual troubled debt restructuring loans (1)	$29,239	17,216
Accruing troubled debt restructuring loans	11,442	13,072
Total troubled debt restructuring loans	$40,681	30,288
(1)Also included in nonaccrual loans above.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans, or other assets including other real estate owned, considered to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the financial institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable”. Assets classified as “loss” are those considered “uncollectible” so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated as “special mention”. At December 31, 2022, we had 122 loans, with an aggregate principal balance of $62.5 million, designated as “special mention”.

We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. Our largest classified assets generally are also our largest nonperforming assets.

The following table sets forth the aggregate amount of our classified assets at the dates indicated.

	At December 31,
	2022	2021
	(In thousands)
Substandard assets	$236,653	364,035
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$236,653	364,035

Allowance for Credit Losses. Our Board of Directors has adopted an “Allowance for Credit Losses” (“ACL”) policy designed to provide management with a systematic methodology for determining and documenting the allowance for credit losses each reporting period. This methodology was developed to provide a consistent process and review procedure to ensure that the allowance for credit losses is in conformity with GAAP, our policies and procedures and other supervisory and regulatory guidelines.

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

     We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness. As part of the analysis as of December 31, 2022, we considered the most recent economic conditions and forecasts available. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL increased by $15.8 million, or 15.4%, to $118.0 million, or 1.08% of gross loans at December 31, 2022 from $102.2 million, or 1.02% of total loans, at December 31, 2021. During 2021, we were able to release credit loss reserves that we had previously built up as a result of the estimated economic impact of COVID-19. Throughout 2022, we have again seen a deterioration in economic forecasts, specifically including a reduction in home and used vehicle sales. These forecasts, in addition to organic loan growth, as well as the previously noted loan purchases, contributed to the increase in ACL in the current year.

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

    We also consider how the levels of non-accrual loans and historical charge-offs have influenced the required amount of ACL. Nonaccrual loans of $81.2 million, or 0.74% of total gross loans receivable at December 31, 2022, decreased by $77.2 million, or 48.7%, from $158.5 million, or 1.59% of total gross loans receivable, at December 31, 2021. This decrease was primarily related to upgrades to loans within our commercial real estate portfolio. As a percentage of average loans, net charge-offs decreased to 0.02% for the year ended December 31, 2022 compared to 0.20% for the year ended December 31, 2021.

Analysis of the Allowance for Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

	Years ended December 31,
	2022	2021
	(Dollars in thousands)
Loans receivable	$10,920,452	10,016,392
Average loans outstanding	10,318,898	10,239,620
Allowance for credit losses
Balance at beginning of period	102,241	134,427
Provision for credit losses	17,860	(11,883)
Charge-offs:
Residential mortgage loans	(2,033)	(3,672)
Home equity loans	(1,469)	(3,380)
Vehicle loans	(3,621)	(4,632)
Consumer loans	(4,785)	(5,417)
Commercial real estate loans	(7,366)	(11,933)
Commercial real estate loans - owner occupied	—	(890)
Commercial loans	(1,657)	(4,213)
Total charge-offs	(20,931)	(34,137)
Recoveries:
Residential mortgage loans	792	935
Home equity loans	1,531	900
Vehicle loans	2,334	2,536
Consumer loans	1,553	2,360
Commercial real estate loans	10,364	2,189
Commercial real estate loans - owner occupied	85	107
Commercial loans	2,207	4,807
Total recoveries	18,866	13,834
Balance at end of period	$118,036	102,241
Allowance for credit losses as a percentage of loans receivable	1.08%	1.02%
Net charge-offs as a percentage of average loans outstanding:
Residential mortgage loans	0.04%	0.09%
Home equity loans	—%	0.18%
Vehicle loans	0.07%	0.16%
Consumer loans	3.24%	0.97%
Commercial real estate loans	(0.12)%	0.35%
Commercial real estate loans - owner occupied	(0.02)%	0.19%
Commercial loans	(0.06)%	(0.06)%
Total Average Loans Receivable	0.02%	0.20%
Allowance for credit losses as a percentage of nonperforming loans	143.98%	64.38%
Allowance for credit losses as a percentage of nonperforming assets	143.26%	64.03%

Allocation of Allowance for Credit Losses.  The following tables set forth the allocation of the allowance for credit losses by loan category at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category.

	At December 31,
	2022		2021
	Amount	% of total loans (1)	Amount	% of total loans (1)
	(Dollars in thousands)
Balance at end of year applicable to:
Residential mortgage loans	$19,261	32.0%	$7,373	29.9%
Home equity loans	5,902	11.9%	5,300	13.2%
Vehicle loans	23,059	18.8%	15,483	14.8%
Consumer loans	665	1.0%	2,884	3.5%
Commercial real estate loans	44,506	22.5%	54,141	26.2%
Commercial real estate loans - owner occupied	4,004	3.4%	3,883	3.9%
Commercial loans	20,639	10.4%	13,177	8.5%
Total	$118,036	100.0%	$102,241	100.0%
(1)Represents percentage of loans in each category to total loans.

Average Balance Sheets

The following tables set forth average balance sheets, average yields, on a fully taxable equivalent (“FTE”) basis, and average costs, and certain other information at and for the periods indicated. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances. The yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income or expense. The effect of these fees is not considered material. The average yield for loans receivable and investment securities are calculated on a FTE basis. There were no out-of-period adjustments or other exclusions from the amounts presented in the table.

	For the years ended December 31,
	2022			2021			2020
	Average balance	Interest	Average yield/cost (11)	Average balance	Interest	Average yield/cost (11)	Average balance	Interest	Average yield/cost (11)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (includes FTE adjustments of $1,954, $1,922, and $2,223, respectively) (1), (2), (3)	$10,318,898	409,782	3.97%	$10,239,620	392,265	3.83%	$10,104,453	413,131	4.09%
Mortgage-backed securities (4)	1,968,528	30,804	1.56%	1,704,006	21,463	1.26%	889,744	17,416	1.96%
Investment securities (includes FTE adjustments of $834, $747, and $797, respectively) (4), (5)	381,518	6,671	1.75%	350,806	5,848	1.67%	196,071	4,841	2.47%
FHLB stock, at cost	17,065	730	4.27%	20,229	407	2.01%	21,781	981	4.50%
Interest-earning deposits	567,609	3,599	0.63%	921,360	1,194	0.13%	520,666	719	0.14%
Total interest-earning assets (includes FTE adjustments of $2,788, $2,669, and $3,020, respectively)	13,253,618	451,586	3.41%	13,236,021	421,177	3.18%	11,732,715	437,088	3.73%
Noninterest-earning assets (6)	924,080			1,072,313			1,159,405
Total assets	$14,177,698			$14,308,334			$12,892,120
Interest-bearing liabilities:
Savings deposits	$2,336,217	2,343	0.10%	$2,232,454	2,440	0.11%	$1,885,517	2,640	0.14%
Interest-bearing demand deposits	2,810,889	1,517	0.05%	2,862,677	1,660	0.06%	2,432,427	3,358	0.14%
Money market deposit accounts	2,613,422	3,377	0.13%	2,554,975	2,570	0.10%	2,224,904	6,995	0.31%
Time deposits	1,161,432	6,883	0.59%	1,463,522	12,452	0.85%	1,687,381	22,903	1.36%
Borrowed funds (7)	212,026	4,531	2.14%	135,285	616	0.46%	315,116	1,628	0.52%
Subordinated debt	117,625	4,750	4.04%	123,457	4,980	4.03%	31,326	1,562	4.99%
Junior subordinated debentures	129,175	4,716	3.60%	128,915	2,528	1.93%	126,683	3,254	2.53%
Total interest-bearing liabilities	9,380,786	28,117	0.30%	9,501,285	27,246	0.29%	8,703,354	42,340	0.49%
Noninterest-bearing demand deposits (8)	3,070,892			2,999,392			2,357,725
Noninterest-bearing liabilities	207,316			250,075			246,294
Total liabilities	12,658,994			12,750,752			11,307,373
Shareholders’ equity	1,518,704			1,557,582			1,584,747
Total liabilities and shareholders’ equity	$14,177,698			$14,308,334			$12,892,120
Net interest income		423,469			393,931			394,748
Net interest rate spread (9)			3.11%			2.89%			3.24%
Net interest-earning assets/net interest margin (10)	$3,872,832		3.20%	$3,734,736		2.98%	$3,029,361		3.36%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.41X			1.39X			1.35X
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
(8)Average cost of deposits was 0.12%, 0.16% and 0.34%, respectively.
(9)Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(10)Net interest margin represents net interest income as a percentage of average interest-earning assets.
(11)Shown on a FTE basis and in consideration of applicable current federal, state and local tax rates. GAAP basis yields for the years ended December 31, 2022, 2021 and 2020 were - Loans: 3.95%, 3.81%, and 4.07%, respectively, Investment securities: 1.53%, 1.45%, and 2.06%, respectively, Interest-earning assets: 3.39%, 3.16%, and 3.70%, respectively. GAAP basis net interest rate spreads were 3.09%, 2.88%, and 3.21%, respectively, and GAAP basis net interest margins were 3.17%, 2.96%, and 3.34% respectively.

Rate/Volume Analysis

The following table presents, on a FTE basis, the changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the year ended December 31, 2022 compared to 2021 and for the year ended December 31, 2021 compared to 2020. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the prior year rate; (2) changes in rate multiplied by the prior year volume; and (3) the total increase or decrease. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate. There were no out-of-period adjustments or other exclusions from the amounts presented in the table.

	Years ended December 31, 2022 vs. 2021			Years ended December 31, 2021 vs. 2020
	Increase/(decrease) due to		Total increase/(decrease)	Increase/(decrease) due to		Total increase/(decrease)

	Rate	Volume		Rate	Volume
	(In thousands)
Interest-earning assets:
Loans receivable	$14,458	3,059	17,517	(26,044)	5,178	(20,866)
Mortgage-backed securities	5,194	4,147	9,341	(6,209)	10,256	4,047
Investment securities	275	548	823	(1,572)	2,579	1,007
FHLB stock, at cost	458	(135)	323	(543)	(31)	(574)
Interest-earning deposits	4,564	(2,159)	2,405	(42)	517	475
Total interest-earning assets	24,949	5,460	30,409	(34,410)	18,499	(15,911)

Interest-bearing liabilities:
Savings deposits	(217)	120	(97)	(579)	379	(200)
Interest-bearing demand deposits	(172)	29	(143)	(1,947)	250	(1,697)
Money market deposit accounts	746	61	807	(4,757)	332	(4,425)
Time deposits	(3,767)	(1,802)	(5,569)	(8,547)	(1,905)	(10,452)
Borrowed funds	2,269	1,646	3,915	(193)	(819)	(1,012)
Subordinated debt	10	(240)	(230)	(298)	3,716	3,418
Junior subordinated debentures	2,184	4	2,188	(761)	35	(726)
Total interest-bearing liabilities	1,053	(182)	871	(17,082)	1,988	(15,094)
Net change in net interest income	$23,896	5,642	29,538	(17,328)	16,511	(817)

Liquidity and Capital Resources

Northwest Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during their regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The FDIC allows us to consider any unencumbered, available-for-sale marketable security, whose sale would not impair our capital adequacy, to be eligible for liquidity. Liquidity is monitored through the use of a standard liquidity ratio of liquid assets to borrowings plus deposits. Using this formula, Northwest Bank’s liquidity ratio was 9.59% as of December 31, 2022. We adjust our liquidity level in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. We also adjust liquidity as appropriate to meet our asset and liability management objectives. Liquidity needs can also be met by temporarily drawing upon lines-of-credit established for such reasons. At December 31, 2022, Northwest Bank had $3.091 billion of additional borrowing capacity available with the FHLB of Pittsburgh, including a $250.0 million overnight line of credit, which had a balance of $51.3 million at December 31, 2022, as well as $96.0 million of borrowing capacity available with the Federal Reserve Bank and $105.0 million with two correspondent banks.

In addition to deposits, our primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition. We manage the pricing of our deposits to maintain a desired deposit balance. In addition, we invest excess funds in short-term interest earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-earning deposits amounted to $33.8 million at December 31, 2022. For additional information about our cash flows from operating, financing, and investing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing, and financing activities. The primary sources of cash during the current year were net income, principal repayments on loans and mortgage-backed securities and net increase in deposits.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Pittsburgh and the Federal Reserve Bank of Cleveland, which provide an additional source of funds. At December 31, 2022, Northwest Bank had an outstanding balance of $551.3 million with the FHLB of Pittsburgh. We borrow from these sources to reduce interest rate risk and to provide liquidity when necessary.

At December 31, 2022, our customers had $1.095 billion of unused lines of credit available and $248.6 million in loan commitments. This amount does not include the unfunded portion of loans in process. Time deposits scheduled to mature in less than one year at December 31, 2022, totaled $754.6 million. We believe that a significant portion of such deposits will remain with us.

Deposits are our primary source of externally generated funds. The level of deposit inflows during any given period is heavily influenced by factors outside of our control, such as consumer savings tendencies, the general level of short-term and long-term market interest rates, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds. Financial institutions, such as Northwest Bank, are also subject to deposit outflows. Our net deposits decreased by $836.6 million for the year ended December 31, 2022, increased by $701.9 million for the year ended December 31, 2021 and increased by $3.007 billion for the year ended December 31, 2020.

Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of market interest rates, consumer confidence and consumer spending. Funds received from loan maturities and principal payments on loans for the years ended December 31, 2022, 2021 and 2020 were $4.047 billion, $4.490 billion, $4.384 billion, respectively. Loan originations for the years ended December 31, 2022, 2021 and 2020 were $4.948 billion, $4.715 billion, and $5.386 billion, respectively. We also sell a portion of the loans we originate as part of our mortgage banking operations, and the cash flows from such sales for the years ended December 31, 2022, 2021 and 2020 were $383.9 million, $804.7 million, and $704.7 million, respectively.

We experience significant cash flows from our portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature or are called. Cash flows from the repayment of principal and the maturity or call of marketable securities for the years ended December 31, 2022, 2021 and 2020 were $330.4 million, $517.9 million, and $396.3 million, respectively.

When necessary, we utilize borrowings as a source of liquidity and as a source of funds for long-term investment when market conditions permit. The net cash flow from the receipt and repayment of borrowings was a net increase of $532.0 million, a net decrease of $20.7 million, and a net decrease of $192.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Northwest Bancshares, Inc. is a separate legal entity from Northwest Bank and must provide for its own liquidity to pay dividends to shareholders, to repurchase its common stock and for other corporate purposes. Northwest Bancshares’ primary source of liquidity is the dividend payments it receives from Northwest Bank. During 2020, Northwest Bancshares, Inc. issued $125.0 million of subordinated debt. At December 31, 2022, Northwest Bancshares, Inc. (on an unconsolidated basis) had liquid assets of $174.1 million.

Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $101.5 million million, $100.3 million, and $93.1 million for years the ended December 31, 2022, 2021 and 2020, respectively.

At December 31, 2022, stockholders’ equity totaled $1.491 billion. During 2022, our Board of Directors declared regular quarterly cash dividends totaling $0.80 per share of common stock.

We monitor the capital levels of Northwest Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. Northwest Bank is required by the Pennsylvania Department of Banking and Securities and the FDIC to meet minimum capital adequacy requirements. At December 31, 2022, Northwest Bank exceeded all regulatory minimum capital requirements and is considered to be “well capitalized”. In addition, as of December 31, 2022, we were not aware of any recommendation by a regulatory authority that, if it were implemented, would have a material effect on liquidity, capital resources or operations.

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

	At December 31,
	2022	2021
	(Dollars in thousands)
Total shareholders’equity (GAAP capital)	$1,562,610	1,714,817
Add: Accumulated other comprehensive loss	159,511	25,980
Less: non-qualifying intangible assets	(269,159)	(273,435)
CET 1 capital	1,452,962	1,467,362
Additions to Tier 1 capital	—	—
Leverage or Tier 1 capital	1,452,962	1,467,362
Add: Tier 2 capital (1)	115,240	83,722
Total risk-based capital	$1,568,202	1,551,084
Average assets for leverage ratio	$14,017,646	14,251,169
Net risk-weighted assets including off-balance-sheet items	$10,659,180	9,855,420
CET 1 capital ratio	13.631%	14.889%
Minimum requirement	4.500%	4.500%
Leverage capital ratio	10.365%	10.296%
Minimum requirement	4.000%	4.000%
Total risk-based capital ratio	14.712%	15.738%
Minimum requirement	8.000%	8.000%
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

Contractual Obligations. We are obligated to make future payments according to various contracts. The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2022.

	Payments due
	Less than one year	One year to less than three years	Three years to less than five years	Five years or greater	Total
	(In thousands)
Supplemental Executive Retirement Plan (1)	$—	—	—	1,140	1,140
Term notes payable to the FHLB of Pittsburgh (2)	551,300	—	—	—	551,300
Collateralized borrowings (2)	105,766	—	—	—	105,766
Collateral received (2)	24,100	—	—	—	24,100
Subordinated debentures (2)	—	—	—	114,800	114,800
Junior subordinated debentures (2)	—	—	—	129,314	129,314
Operating leases (3)	6,007	10,275	9,570	49,294	75,146
Total	$687,173	10,275	9,570	294,548	1,001,566
Commitments to extend credit	$248,636	—	—	—	248,636
(1)See Note 14 to the Consolidated Financial Statements, Employee Benefit Plans, for additional information.
(2)See Note 10 to the Consolidated Financial Statements, Borrowed Funds, for additional information.
(3)See Note 2 to the Consolidated Financial Statements, Leases, for additional information.

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

Our practice is to reduce our exposure to interest rate risk generally by matching the maturities of our interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of our interest-earning assets. We purchase adjustable-rate investment securities and mortgage-backed securities, which at December 31, 2022, totaled $50.7 million, and originate adjustable-rate loans, which at December 31, 2022, totaled $3.334 billion or 30.7% of our gross loan portfolio. Of our $12.981 billion of interest-earning assets at December 31, 2022, $3.384 billion, or 26.07%, consisted of assets with adjustable rates of interest. When open market conditions are favorable, we also attempt to reduce interest rate risk by lengthening the maturities of our interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, if necessary, and by promoting longer-term certificates of deposit.

At December 31, 2022, total interest-earning liabilities maturing or re-pricing within one year exceeded total interest-bearing assets maturing or re-pricing in the same period by $522.2 million, representing a negative one-year gap ratio of 3.70%.

The following table sets forth, on a carrying value basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2022, which are expected to re-price or mature, based upon certain assumptions, in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the earlier of the term of re-pricing or the contractual term of the asset or liability. We believe that these assumptions approximate the standards used in the financial services industry and consider them appropriate and reasonable.

	Amounts maturing or re-pricing
	Within 1 year	Over 1-3 years	Over 3-5 years	Over 5-10 years	Over 10-20 years	Total
	(Dollars in thousands)
Rate-sensitive assets:
Interest-earning deposits	$37,739	—	—	—	—	37,739
Mortgage-backed securities:
Fixed-rate	233,763	386,591	320,418	770,935	—	1,711,707
Variable-rate	38,658	—	—	—	—	38,658
Investment securities	22,476	11,192	69,989	245,335	—	348,992
Mortgage loans:
Adjustable-rate	32,900	12,705	9,624	7,628	—	62,857
Fixed-rate	302,459	578,080	525,182	1,064,456	956,784	3,426,961
Home equity loans:
Adjustable-rate	438,316	—	—	—	—	438,316
Fixed-rate	175,953	294,424	209,057	170,881	3,041	853,356
Consumer loans	773,868	1,064,758	260,318	5,384	38	2,104,366
Commercial real estate loans	1,646,704	848,822	301,973	27,870	—	2,825,369
Commercial loans	782,549	239,504	88,749	15,353	6,944	1,133,099
Total rate-sensitive assets	4,485,385	3,436,076	1,785,310	2,307,842	966,807	12,981,420

Rate-sensitive liabilities:
Time deposits	759,863	233,592	55,402	3,418	10	1,052,285
Money market demand accounts	2,329,914	—	—	—	127,655	2,457,569
Savings deposits	408,486	454,334	454,334	957,866	—	2,275,020
Interest-bearing demand deposits	699,212	407,786	407,786	1,019,465	152,182	2,686,431
FHLB Advances	551,300	—	—	—	—	551,300
Collateral	24,100	—	—	—	—	24,100
Other borrowings	105,766	—	—	—	—	105,766
Trust Preferred Securities	129,314	—	—	—	—	129,314
Subordinated debt	(322)	(638)	114,800	—	—	113,840
Total rate-sensitive liabilities	$5,007,633	1,095,074	1,032,322	1,980,749	279,847	9,395,625

Cumulative interest sensitivity gap	$(522,248)	1,818,754	2,571,742	2,898,835	3,585,795	3,585,795

Cumulative interest sensitivity gap as a percentage of total assets	(3.70)%	12.89%	18.22%	20.54%	25.41%	25.41%
Cumulative interest-earning assets as a percent of cumulative interest-bearing liabilities	89.57%	129.80%	136.04%	131.80%	138.16%	138.16%

At December 31, 2021, we had a cumulative interest sensitivity gap as a percentage of total assets of 25.75%. We have an Asset/Liability Committee, consisting of members of management, which meets monthly to review market interest rates, economic conditions, the pricing of interest earning assets and interest bearing liabilities and our balance sheet structure. On a quarterly basis, this committee also reviews our interest rate risk position and our cash flow projections.

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

The following table illustrates the simulated impact of a parallel 100 bps, 200 bps or 300 bps upward or 100 bps, 200 bps, or 300 bps downward movement in interest rates on net interest income, net income, return on average equity, earnings per share, and market value of equity. These analyses were prepared assuming that total interest-earning asset and interest-bearing liability levels at December 31, 2022 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from December 31, 2022 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps	200 bps	300 bps
Projected percentage increase/(decrease) in net interest income	(1.3)%	(2.7)%	(4.3)%	(5.0)%	(10.8)%	(16.9)%
Projected percentage increase/(decrease) in net income	(2.8)%	(5.9)%	(9.3)%	(11.8)%	(25.0)%	(39.2)%
Projected increase/(decrease) in return on average equity	(2.6)%	(5.6)%	(8.9)%	(11.2)%	(24.0)%	(37.9)%
Projected increase/(decrease) in earnings per share	$(0.03)	$(0.07)	$(0.11)	$(0.14)	$(0.30)	$(0.48)
Projected percentage increase/(decrease) in market value of equity	(8.1)%	(16.3)%	(26.2)%	2.6%	6.3%	7.1%

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

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps
Projected percentage decrease in net interest income	1.3%	1.9%	2.4%	(4.0)%
Projected percentage decrease in net income	4.0%	6.0%	7.8%	(11.7)%
Projected decrease in return on average equity	3.8%	5.8%	7.6%	(11.3)%
Projected decrease in earnings per share	$0.03	$0.04	$0.06	$(0.09)
Projected percentage decrease in market value of equity	(3.2)%	(9.3)%	(15.0)%	(7.7)%

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

When assessing our interest rate sensitivity, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates. In preparing the table above, the following assumptions were used: (i) adjustable-rate mortgage loans will prepay at an annual rate of 8% to 23%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 4% to 23%, depending on the type of loan; (iii) commercial loans will prepay at an annual rate of 9% to 32%; and (iv) consumer loans held by Northwest Bank will prepay at an annual rate of 12% to 25%.  In regards to our deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) a significant majority of money market accounts will re-price immediately; (iii) savings accounts will gradually re-price over three years; and (iv) checking accounts will re-price either when the rates on such accounts re-price as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates. For purposes of this analysis, management has estimated, based on historical trends, that $699.2 million, or 26.0%, of our interest-bearing demand accounts and $408.5 million, or 18.0%, of our savings deposits are interest sensitive and may re-price in one year or less, and that the remainder may re-price over longer time periods.

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

    Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on such assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based upon those criteria.

    KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Report and has issued a report with respect to the effectiveness of the Company’s internal control over financial reporting.

/s/ Louis J. Torchio	/s/ William W. Harvey, Jr.
Louis J. Torchio, President and Chief Executive Officer (Principal Executive Officer)	William W. Harvey, Jr., Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Northwest Bancshares, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Northwest Bancshares, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Northwest Bancshares, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Northwest Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Allowance for credit losses for loans evaluated on a collective basis
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for credit losses for loans held for investment was $118.0M as of December 31, 2022, a portion of which included the measurement of expected credit losses on a collective (pool) basis for those loans that share similar risk characteristics (the collective ACL). The expected credit loss methodologies apply either a probability of default and loss given default loss assumption or a portfolio-level net charge-off rate assumption to loan level exposures on an undiscounted basis over the contractual term of the loans, adjusted for prepayments. The Company uses a twenty-four month reasonable and supportable forecast period, which is based on a probability-weighted multiple macroeconomic scenarios approach and reverts to historical average loss rates over a twelve-month period for the remaining life of the loans. The following collective ACL methodologies were developed for each significant loan portfolio segment: (1) the allowance for credit losses within the mortgage, home equity, and vehicle loan portfolios are calculated at the loan-level using projected default, prepayment, and severity rates as well as macroeconomic forecasts determined at the pool level; (2) the allowance for credit losses for the commercial real estate small business and commercial small business loan portfolios are calculated at the portfolio-level using a regression model to project portfolio-level net charge-off rates as well as macroeconomic forecasts determined at the pool level; and (3) the allowance for credit losses for the commercial real estate and commercial loan portfolios are calculated at the loan-level using projected default and severity rates as well as macroeconomic forecasts determined at the pool level. A portion of the collective ACL is comprised of adjustments to historical loss information for asset-specific risk characteristics to reflect the extent they do not exist in the historical loss information. These adjustments are based on qualitative factors not reflected in the quantitative models but are likely to impact the measurement of estimated credit losses.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s collective ACL estimate, including controls over the:
•development of the collective ACL methodologies
•continued use and conceptual soundness of the default, severity, prepayments, and projected portfolio-level net charge-off rates (model assumptions)
•performance monitoring of the models
•determination and measurement of the significant assumptions used in the models
•determination of the qualitative factors, including the significant assumptions used in the measurement of the qualitative factors
•analysis of the collective ACL results, trends, and ratios.
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
February 24, 2023

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, excluding share data)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$139,365	1,279,259
Marketable securities available-for-sale (amortized cost of $1,431,728 and $1,565,002, respectively)	1,218,108	1,548,592
Marketable securities held-to-maturity (fair value of $751,384 and $751,513, respectively)	881,249	768,154
Total cash and cash equivalents and marketable securities	2,238,722	3,596,005

Loans held-for-sale	9,913	25,056
Loans held for investment	10,910,539	9,991,336
Allowance for credit losses	(118,036)	(102,241)
Loans receivable, net	10,802,416	9,914,151

FHLB stock, at cost	40,143	14,184
Accrued interest receivable	35,528	25,599
Real estate owned, net	413	873
Premises and equipment, net	145,909	156,524
Bank-owned life insurance	255,062	256,213
Goodwill	380,997	380,997
Other intangible assets, net	8,560	12,836
Other assets	205,574	144,126
Total assets	$14,113,324	14,501,508

Liabilities and shareholders’ equity
Liabilities:
Deposits	$11,464,548	12,301,165
Borrowed funds	681,166	139,093
Subordinated debt	113,840	123,575
Junior subordinated debentures	129,314	129,054
Advances by borrowers for taxes and insurance	47,613	44,582
Accrued interest payable	3,231	1,804
Other liabilities	182,126	178,664
Total liabilities	12,621,838	12,917,937

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 127,028,848 and 126,612,183 shares issued and outstanding, respectively	1,270	1,266
Additional paid-in capital	1,019,647	1,010,405
Retained earnings	641,727	609,529
Accumulated other comprehensive loss	(171,158)	(37,629)
Total shareholders’ equity	1,491,486	1,583,571
Total liabilities and shareholders’ equity	$14,113,324	14,501,508
See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, excluding share data)

	Years ended December 31,
	2022	2021	2020
Interest income:
Loans receivable	$407,828	390,343	410,907
Mortgage-backed securities	30,804	21,463	17,416
Taxable investment securities	3,070	2,616	1,985
Tax-free investment securities	2,767	2,485	2,060
FHLB stock dividends	730	407	981
Interest-earning deposits	3,599	1,194	719
Total interest income	448,798	418,508	434,068
Interest expense:
Deposits	14,120	19,122	35,896
Borrowed funds	13,997	8,124	6,444
Total interest expense	28,117	27,246	42,340
Net interest income	420,681	391,262	391,728
Provision for credit losses	17,860	(11,883)	83,975
Net interest income after provision for credit losses	402,821	403,145	307,753
Noninterest income:
(Loss)/gain on sale of investments	(8)	(176)	236
Gain on sale of loans	—	—	1,302
Service charges and fees	55,188	51,837	55,613
Trust and other financial services income	27,765	27,921	20,922
Insurance commission income	—	3,633	9,132
Gain/(loss) on real estate owned, net	603	442	(106)
Income from bank-owned life insurance	7,129	6,050	5,190
Mortgage banking income	4,865	15,892	31,391
Gain on sale of insurance business	—	25,327	—
Other operating income	15,307	11,963	8,585
Total noninterest income	110,849	142,889	132,265
Noninterest expense:
Compensation and employee benefits	188,359	193,887	178,375
Premises and occupancy costs	29,618	31,073	30,622
Office operations	13,318	13,769	15,728
Collections expense	1,808	1,932	3,275
Processing expenses	52,496	55,763	50,050
Marketing expenses	9,095	8,237	7,695
Federal deposit insurance premiums	4,778	4,975	4,767
Professional services	14,703	17,621	12,482
Amortization of intangible assets	4,277	5,553	6,856
Real estate owned expense	223	298	359
Merger, asset disposition and restructuring expense	5,617	3,453	20,789
Other expenses	15,686	8,349	16,494
Total noninterest expense	339,978	344,910	347,492
Income before income taxes	173,692	201,124	92,526
Provision for income taxes:
Federal	30,910	35,306	14,896
State	9,116	11,495	2,776
Total provision for income taxes	40,026	46,801	17,672
Net income	$133,666	154,323	74,854
Basic earnings per share	$1.05	1.22	0.62
Diluted earnings per share	$1.05	1.21	0.62
See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2022	2021	2020
Net income	$133,666	154,323	74,854
Other comprehensive income net of tax:
Net unrealized holding (losses)/gains on marketable securities:
Unrealized holding (losses)/gains, net of tax of $45,321, $10,333, and $(5,607), respectively	(151,888)	(28,873)	13,711
Reclassification adjustment for gains included in net income, net of tax of $0, $92, and $6, respectively	(1)	(287)	(15)
Net unrealized holding (losses)/gains on marketable securities	(151,889)	(29,160)	13,696

Change in fair value of interest rate swaps:
Unrealized holding losses on interest rate swaps, net of tax of $0, $0, and $209, respectively	—	—	(946)
Reclassification adjustment for losses included in net income, net of tax of $0, $0, and $(209), respectively	—	—	946
Net change in fair value of interest rate swaps	—	—	—

Defined benefit plan:
Net gain/(loss), net of tax $(7,182), $(9,144), $4,169, respectively	18,884	23,748	(11,301)
Reclassification adjustments for prior period service costs and actuarial (gains)/losses included in net income, net of tax of $202, $(515), and $(395), respectively	(524)	1,332	997
Net gain/(loss) on defined benefit plans	18,360	25,080	(10,304)

Other comprehensive (loss)/income	(133,529)	(4,080)	3,392

Total comprehensive income	$137	150,243	78,246
 See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, excluding per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
Balance at December 31, 2019	$1,069	805,750	583,407	(36,941)	1,353,285
Comprehensive income:
Net income	—	—	74,854	—	74,854
Other comprehensive income, net of tax of $(1,827)	—	—	—	3,392	3,392
Total comprehensive income	—	—	74,854	3,392	78,246
Acquisition of Mutual Bank	206	213,200	—	—	213,406
Reclassification due to adoption of ASU No. 2016-13	—	—	(9,649)	—	(9,649)
Exercise of stock options	1	1,478	—	—	1,479
Share repurchases	(7)	(9,269)	—	—	(9,276)
Stock-based compensation expense	3	4,236	—	—	4,239
Stock-based compensation forfeited	(2)	2	—	—	—
Other	—	105	—	—	105
Dividends paid ($0.76 per share)	—	—	(93,132)	—	(93,132)
Balance at December 31, 2020	1,270	1,015,502	555,480	(33,549)	1,538,703
Comprehensive income:
Net income	—	—	154,323	—	154,323
Other comprehensive income, net of tax of $766	—	—	—	(4,080)	(4,080)
Total comprehensive income	—	—	154,323	(4,080)	150,243
Exercise of stock options	12	13,999	—	—	14,011
Share repurchases	(18)	(23,836)	—	—	(23,854)
Stock-based compensation expense	3	4,739	—	—	4,742
Stock-based compensation forfeited	(1)	1	—	—	—
Dividends paid ($0.79 per share)	—	—	(100,274)	—	(100,274)
Balance at December 31, 2021	1,266	1,010,405	609,529	(37,629)	1,583,571
Comprehensive income:
Net income	—	—	133,666	—	133,666
Other comprehensive income, net of tax of $38,341	—	—	—	(133,529)	(133,529)
Total comprehensive income	—	—	133,666	(133,529)	137
Exercise of stock options	4	5,169	—	—	5,173
Stock-based compensation expense	1	4,073	—	—	4,074
Stock-based compensation forfeited	(1)	—	—	—	(1)
Dividends paid ($0.80 per share)	—	—	(101,468)	—	(101,468)
Balance at December 31, 2022	$1,270	1,019,647	641,727	(171,158)	1,491,486
 See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2022	2021	2020
Operating activities:
Net income	$133,666	154,323	74,854
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	17,860	(11,883)	83,975
Net (gain)/loss on sale of assets	42	(1,201)	(3,249)
Mortgage banking activity	(3,512)	(20,120)	(25,798)
Gain on sale of insurance business	—	(25,327)	—
Net depreciation, amortization and accretion	6,448	6,633	4,738
(Increase)/decrease in other assets	(33,751)	22,163	(16,097)
Increase in other liabilities	30,230	4,025	47,018
Net amortization on marketable securities	4,808	7,757	3,797
Noncash compensation expense related to stock benefit plans	4,074	4,742	4,239
Noncash write-down of real estate owned	54	173	321
Deferred income tax (benefit)/expense	(5,504)	12,314	(8,084)
Origination of loans held-for-sale	(362,867)	(752,831)	(729,939)
Proceeds from sale of loans held-for-sale	383,883	804,690	704,660
Net cash provided by operating activities	175,431	205,458	140,435

Investing activities:
Purchase of marketable securities held-to-maturity	(212,892)	(658,817)	(164,629)
Purchase of marketable securities available-for-sale	(102,178)	(705,146)	(830,487)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	98,701	68,495	3,760
Proceeds from maturities and principal reductions of marketable securities available-for-sale	231,728	449,372	392,511
Proceeds from sale of marketable securities available-for-sale	—	59,579	1,096
Proceeds of bank-owned life insurance	5,096	3,984	596
Loan originations	(4,585,563)	(3,961,816)	(4,655,969)
Loan purchases	(371,121)	—	—
Proceeds from loan maturities and principal reductions	4,047,147	4,490,089	4,383,933
Proceeds from sale of loans held for investment	—	—	50,791
Net (proceeds)/redemptions of FHLB stock	(25,959)	7,564	6,107
Proceeds from sale of real estate owned	1,633	2,700	1,651
Proceeds from sale of real estate owned for investment, net	305	305	607
Purchases of premises and equipment	(4,320)	(17,517)	(12,254)
Proceeds from sale of insurance business	—	28,238	—
Acquisitions, net of cash received	—	—	261,712
Net cash used in investing activities	(917,423)	(232,970)	(560,575)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2022	2021	2020
Financing activities:
Net (decrease)/increase in deposits	$(836,617)	701,932	1,390,187
Proceeds from long-term borrowings	—	—	123,211
Repayments of long-term borrowings	(10,094)	(22,105)	(206,908)
Net increase/(decrease) in short-term borrowings	542,073	1,432	(108,675)
Increase/(decrease) in advances by borrowers for taxes and insurance	3,031	(648)	(1,315)
Cash dividends paid on common stock	(101,468)	(100,274)	(93,132)
Proceeds from stock options exercised	5,173	14,011	1,479
Purchase of common stock for retirement	—	(23,854)	(9,276)
Net cash (used)/provided by financing activities	(397,902)	570,494	1,095,571
Net (decrease)/increase in cash and cash equivalents	$(1,139,894)	542,982	675,431

Cash and cash equivalents at beginning of period	$1,279,259	736,277	60,846
Net (decrease)/increase in cash and cash equivalents	(1,139,894)	542,982	675,431
Cash and cash equivalents at end of period	$139,365	1,279,259	736,277

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $13,399, $18,711, and $34,313, respectively)	$26,690	27,496	41,428
Income taxes	39,365	33,576	29,767

Business acquisitions:
Fair value of assets acquired	$—	—	2,090,599
Northwest Bancshares, Inc. common stock issued	—	—	(213,406)
Net cash paid	—	—	—
Liabilities assumed	$—	—	1,877,193

Noncash activities:
Loan foreclosures and repossessions	$4,076	4,897	5,643
Sale of real estate owned financed by the Company	175	54	126
 See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)

(1)     Summary of Significant Accounting Policies

(a)                                 Nature of Operations

Northwest Bancshares, Inc., a Maryland corporation headquartered in Columbus, Ohio, is the bank holding company for its wholly owned subsidiary, Northwest Bank. Northwest Bank, a Pennsylvania chartered savings bank, offering a complete line of business and personal banking products, as well as treasury management solutions and wealth management services through its 150 banking locations in Pennsylvania, New York, Ohio, and Indiana. We have determined that we have one reportable business segment.

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

(d)                                 Marketable Securities

We classify marketable securities at the time of purchase as held-to-maturity, available-for-sale, or trading. Securities for which management has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts on a level yield basis (amortized cost). If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income/(loss), a separate component of shareholders’ equity, net of tax. Securities classified as available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with changes in fair value included in earnings. The cost of securities sold is determined on a specific identification basis. We held no securities classified as trading at or during the years ended December 31, 2022 and 2021. Fair values are determined as described in Note 15. Throughout the year we validate the prices received from third parties by comparing them to prices provided by a different independent pricing service. We have reviewed the detailed valuation methodologies provided to us by our pricing services.

On a quarterly basis, we measure expected credit losses on held-to-maturity debt securities on a collective basis by major security type and all of our held-to-maturity debt securities are residential mortgage-backed securities. Accrued interest receivable on held-to-maturity debt securities totaled $2.8 million and $2.2 million at December 31, 2022 and December 31, 2021, respectively, and is excluded from estimated credit losses. All of our residential mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

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
December 31, 2022, 2021 and 2020
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

Accrued interest receivable on available-for-sale debt securities totaled $2.0 million and $1.9 million at December 31, 2022 and December 31, 2021, respectively, and is excluded from the estimate of credit losses.

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
◦Commercial real estate - multi-family commercial real estate loans are secured by multi-family residences, such as rental properties and loans secured by nonresidential properties such as hotels, commercial offices, medical buildings, manufacturing facilities and retail establishments, excluding owner-occupied loans, and including small business commercial real estate loans
◦Commercial real estate - owner-occupied loans - commercial real estate loans secured by residential or non-residential properties
◦Commercial loans - other commercial loans, including small business commercial loans and equipment finance loans

Loans are reported at amortized cost. Amortized cost is the principal balance outstanding, net of any deferred purchased premiums and discounts, deferred origination fees or costs and the allowance for credit losses. Accrued interest receivable totaled $30.4 million and $21.3 million at December 31, 2022 and December 31, 2021, respectively, and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition. Accrued interest receivable is excluded from the amortized cost basis of loans and from the estimate of allowance for credit losses. Interest income on loans is credited to income as earned. Interest earned on loans for which no payments were received during the month is accrued at month end.

Generally accrued interest on loans more than 90 days delinquent is reversed and such loans are placed on nonaccrual status, except for credit card loans which are not placed in nonaccrual status based on delinquency. All loans are placed on nonaccrual status when principal or interest is 90 days or more delinquent or when there is reasonable doubt that interest or principal will not be collected in accordance with the contractual terms. Interest receipts on all nonaccrual loans are recognized as interest income when it has been determined that all principal and interest will be collected or are applied to principal when collectability of contractual principal is in doubt. Nonaccrual loans generally are restored to an accrual basis when principal and interest become current and a period of performance has been established in accordance with the contractual terms, typically six months.

A loan is considered to be a troubled debt restructuring loan (“TDR”) when the borrower is experiencing financial difficulties and the restructuring constitutes a concession. TDRs may include modifications of terms of loans, receipts of assets from borrowers in partial or full satisfaction of loans, or a combination thereof. A modified loan is determined to be a TDR based on the contractual

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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

We identify certain residential mortgage loans which will be sold prior to maturity, as loans held-for-sale. These loans are recorded at fair value less estimated cost to sell. At December 31, 2022 and 2021, there were $9.9 million and $25.1 million of residential mortgage loans classified as held-for-sale, respectively.

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

 (f)                                Allowance for Credit Losses and Provision for Credit Losses

The allowance for credit losses is deducted from, or added to, the loan’s amortized cost basis to present the net amount expected to be collected on our lending portfolios. We estimate the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Loans are charged off against the allowance when we believe that a loan balance is confirmed to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

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

The allowance for credit losses is measured on a collective (“pool”) basis when similar risk characteristics exist. For the purpose of calculating portfolio-level reserves, we have grouped our loans into seven segments: residential mortgage loans, home equity loans, vehicle loans, consumer loans, commercial real estate loans, commercial real estate owner-occupied and commercial loans. The allowance for credit losses is measured at the pool level utilizing loan-level inputs wherever possible. We use a twenty-four month forecasting period and revert to historical average loss rates thereafter. The reasonable and supportable forecast is based on a

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
probability-weighted multiple economic scenario approach and obtained from a third party vendor. Reversion to the mean takes place over a twelve-month period. Our loss rate models utilize a linear reversion method. For our probability of default (“PD”)/loss given default (“LGD”) models we revert the PD utilizing exponential reversion, which is an accelerated method, and the LGD utilizing a linear reversion method. Historical average loss rates are calculated using historical data beginning in 2009 through the current period. As part of the analysis as of December 31, 2022, we considered the most recent economic conditions and forecasts available.

Mortgage and Home Equity Loans

The allowance for credit losses within the mortgage and home equity loan pools is calculated using a non-discounted cash flow method through a PD and LGD model developed by an external third-party. These classes are further divided into smaller pools of loans with similar risk characteristics such as: lines versus loans, fixed versus variable, senior lien position versus junior lien position, among other things.

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

    Vehicle Loans

The allowance for credit losses within the vehicle loan pool is calculated using a non-discounted cash flow model through a PD and LGD model developed by an external third-party. These classes are further divided into smaller pools of loans with similar risk characteristics such as: cars, trucks and powersport vehicles and recreational vehicles. Monthly probabilities of default and prepayments are estimated for each loan, along with estimates of exposure at default and loss given default. The model accepts as inputs key risk drivers such as loan, borrower, and collateral characteristics. It also uses macroeconomic forecasts of used car price indices, gross domestic product, unemployment rates and others.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
regression model is used to project portfolio-level net charge-off rates. This model uses loan characteristics and macroeconomic forecasts as key inputs.

    Commercial Loans and Commercial Real Estate - Owner Occupied Loans

The commercial loan class is further segmented into smaller pools of loans with similar risk characteristics, commercial loans, commercial small business loans and commercial equipment finance loans.

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

The allowance for credit losses for commercial equipment finance loans is calculated at the portfolio-level using a weighted-average remaining maturity method through an internally developed model. This model uses loan characteristics including, delinquency status and years to maturity. This model is not natively sensitive to macroeconomic conditions. The necessary adjustments to account for current and expected macroeconomic conditions is captured via our qualitative adjustment framework.

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

For off-balance-sheet credit exposures, we estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The liability for credit losses on off-balance-sheet credit exposures is adjusted through a provision for credit loss expense and is included within other expense on the Consolidated Statements of Income. We estimate the liability balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The estimate includes a consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Off-balance-sheet exposures that are not unconditionally cancellable have been identified for the mortgage, home equity, commercial real estate, and commercial loan portfolios.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
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

We conducted our annual impairment assessment as of June 30, 2022 by first performing a qualitative assessment of goodwill to determine if it was more likely than not that the fair value was less than the carrying value. In performing a qualitative analysis, factors considered include, but are not limited to, macroeconomic conditions, industry and market conditions and overall financial performance. The results of the qualitative assessment for 2022 indicated that it was not more likely than not that the fair value of the reporting unit was less than the carrying value. Consequently, no additional quantitative impairment test was required and no impairment was recorded in 2022. Future events could cause us to conclude that goodwill has become impaired, which would result in recording an impairment loss. There were no changes in our operations that would cause us to update the assessment performed as of June 30, 2022 and 2021. Accordingly, we have determined that goodwill is not impaired as of December 31, 2022 and 2021.

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
December 31, 2022, 2021 and 2020
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

Pension expense and obligations depend on assumptions used in calculating such amounts. These assumptions include discount rates, anticipated salary increases, interest costs, expected return on plan assets, mortality rates, and other factors. In determining the projected benefit obligations for pension benefits at December 31, 2022 and 2021, we used a discount rate of 4.99% and 2.75%, respectively. We use the FTSE (previously Citigroup) Pension Liability Index rates matching the duration of our benefit payments as of the measurement date, December 31, to determine the discount rate.

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

    (q)                                 Stock-Related Compensation

Stock-based compensation awards granted, comprised of performance and time-based restricted stock units, stock options, and restricted stock awards, are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite service or performance period of each award. For service-based awards compensation will be recognized pro rata over the periods in which the shares vest. For performance-based awards, compensation expense is recognized evenly over the performance period, based on the probability of the achievements of the performance conditions set forth in the plans. Forfeitures are recognized as they occur. For restricted stock awards, the recipients are entitled to all shareholder rights, except that the shares may not be sold, pledged, or

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
otherwise disposed of and are required to be held in a trust. For restricted stock units and performance stock units, the recipients are not entitled to any of the shareholder rights.

We determine the fair value of each option award, estimated on the grant date, using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model uses variables including expected volatilities, expected term, risk-free discount rate and annual rate of quarterly dividends. Expected volatilities are based on historical volatility of the Company’s stock. The expected terms are based upon actual exercise and forfeiture experience of previous option grants. The risk-free rate is based on yields on U.S. Treasury securities of a similar maturity to the expected term of the options. During the year ended December 31, 2022, we awarded no stock options to employees or directors. New shares are issued when options are exercised. Option awards are generally granted with an exercise price equal to the closing market price of the Company’s stock on the day before the grant date.

Stock-based employee compensation expense related to common share awards of $2.8 million, $4.1 million and $3.5 million was included in income before income taxes during the years ended December 31, 2022, 2021 and 2020, respectively. The effect on net income for the years ended December 31, 2022, 2021 and 2020 was a reduction of $2.0 million, $2.9 million and $2.5 million, respectively. Total compensation expense for unvested stock options of $909,000 has yet to be recognized as of December 31, 2022. The weighted average period over which this remaining stock option expense will be recognized is approximately 3.80 years. For additional information regarding grants of stock options and common shares, see Note 14.

(r)                                 Derivative Financial Instruments

    We recognize all derivative financial instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. To qualify for hedge accounting rules, a hedging relationship must be highly effective in offsetting the risk designation as being hedge. The hedging relationship must be formally documented at inception and assess the hedging relationship at least on a quarterly basis to ensure the hedging instrument continues to be highly effective over the life of the hedging relationship. Those methods must be consistent with our approach to managing risk.
    At times, we utilize interest rate swap agreements as part of the management of interest rate risk to hedge the interest rate risk on floating rate borrowings. Amounts receivable or payable are recognized as accrued under the terms of the agreements and the differential is recorded as an adjustment to interest expense. The interest rate swaps are designated as cash flow hedges, with the derivative’s unrealized gain or loss recorded as a component of other comprehensive income which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A hedging relationship that is determined to not be highly effective no longer qualifies for hedge accounting and must be de-designated. Any gain or loss is recognized immediately in earnings.

(s)                                   Off-Balance-Sheet Instruments

In the normal course of business, we extend credit in the form of loan commitments, undisbursed lines of credit, and standby letters of credit. These off-balance-sheet instruments involve, to various degrees, elements of credit and interest rate risk not reported in the Consolidated Statements of Financial Condition. We utilize the same underwriting standards for these instruments as other extensions of credit.

 (t)                                   Leases

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
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

(u)    Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. The estimate and assumptions that we deem important to our financial statements relate to the allowance for credit losses. This estimate and assumptions are based on management’s best estimates and judgment and we evaluate them using historical experience and other factors, including the current economic environment. We adjust our estimates and assumptions when facts and circumstances dictate. As future events cannot be determined, actual results could differ significantly from our estimates.

(v)                                    Reclassification of Prior Years’ Statements

Certain items previously reported have been reclassified to conform with the current year’s reporting format.

(2)    Leases

    Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost recognized within our Consolidated Statements of Income were as follows:

	For the years ended December 31,
	2022	2021	2020
Operating lease costs (office operations)	$6,201	5,802	6,139
Variable lease costs (office operations)	677	662	680
Total operating lease costs	$6,878	6,464	6,819

    Amounts reported in the Consolidated Statements of Financial Condition were as follows:

	For the years ended December 31,
	2022	2021
Operating leases:
Operating lease ROU assets (other assets)	$54,925	54,887
Operating lease liabilities (other liabilities)	57,737	57,726

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
Other information related to leases were as follows:

	For the years ended December 31,
	2022	2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$6,207	6,143
ROU assets obtained in exchange for lease obligations	5,588	12,866
Weighted average remaining lease term	15.6 years	15.9 years
Weighted average discount rate	3.2%	3.1%
    Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.

    Maturities of lease liabilities by fiscal year for our operating leases are as follows:

As of December 31, 2022
2023	$6,007
2024	5,300
2025	4,975
2026	4,878
2027	4,692
Thereafter	49,294
Total lease payments	75,146
Less amount of lease payments representing interest	17,409
Total present value of lease payments	$57,737
Rental expense for the years ended December 31, 2022, 2021 and 2020 was $6.9 million, $6.5 million and $6.8 million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
(3)    Marketable Securities

Marketable securities available-for-sale at December 31, 2022 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after one year through five years	$20,000	—	(1,799)	18,201
Due after ten years	53,152	—	(10,761)	42,391

Debt issued by government sponsored enterprises:
Due after one year through five years	993	—	(49)	944
Due after five years through ten years	45,814	—	(7,557)	38,257

Municipal securities:
Due within one year	506	—	(1)	505
Due after one year through five years	986	21	(13)	994
Due after five years through ten years	36,332	—	(2,290)	34,042
Due after ten years	89,631	8	(13,414)	76,225

Corporate debt issues:
Due after five years through ten years	13,540	—	(562)	12,978

Residential mortgage-backed securities:
Fixed rate pass-through	227,122	35	(31,171)	195,986
Variable rate pass-through	8,837	10	(184)	8,663
Fixed rate agency CMOs	906,962	—	(145,284)	761,678
Variable rate agency CMOs	27,853	31	(640)	27,244
Total residential mortgage-backed securities	1,170,774	76	(177,279)	993,571
Total marketable securities available-for-sale	$1,431,728	105	(213,725)	1,218,108

Marketable securities held-to-maturity at December 31, 2022 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after one year through five years	$29,478	—	(3,676)	25,802
Due after five years through ten years	94,977	—	(18,157)	76,820

Residential mortgage-backed securities:
Fixed rate pass-through	163,196	—	(24,684)	138,512
Variable rate pass-through	542	—	(12)	530
Fixed rate agency CMOs	592,527	—	(83,325)	509,202
Variable rate agency CMOs	529	—	(11)	518
Total residential mortgage-backed securities	756,794	—	(108,032)	648,762
Total marketable securities held-to-maturity	$881,249	—	(129,865)	751,384

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
    Marketable securities available-for-sale at December 31, 2021 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after one year through five years	$20,000	—	(68)	19,932
Due after ten years	57,681	—	(1,722)	55,959

Debt issued by government-sponsored enterprises:
Due within one year	177	—	—	177
Due after one year through five years	991	73	—	1,064
Due after five years through ten years	46,411	1	(1,568)	44,844

Municipal securities:
Due within one year	946	13	—	959
Due after one year through five years	1,261	22	(3)	1,280
Due after five years through ten years	23,692	661	(146)	24,207
Due after ten years	99,558	2,884	(187)	102,255

Residential mortgage-backed securities:
Fixed rate pass-through	265,604	2,389	(2,525)	265,468
Variable rate pass-through	11,306	294	(9)	11,591
Fixed rate agency CMOs	997,680	2,284	(18,965)	980,999
Variable rate agency CMOs	39,695	224	(62)	39,857
Total residential mortgage-backed securities	1,314,285	5,191	(21,561)	1,297,915
Total marketable securities available-for-sale	$1,565,002	8,845	(25,255)	1,548,592

Marketable securities held-to-maturity at December 31, 2021 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after one year through five years	$16,478	—	(206)	16,272
Due after five years through ten years	107,973	—	(4,613)	103,360

Residential mortgage-backed securities:
Fixed rate pass-through	183,092	58	(2,161)	180,989
Variable rate pass-through	667	24	—	691
Fixed rate agency CMOs	459,345	251	(10,011)	449,585
Variable rate agency CMOs	599	17	—	616
Total residential mortgage-backed securities	643,703	350	(12,172)	631,881
Total marketable securities held-to-maturity	$768,154	350	(16,991)	751,513

The following table shows the contractual maturity of our residential mortgage-backed securities available-for-sale at December 31, 2022:

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due within one year	$132	130
Due after one year through five years	32,192	29,538
Due after five years through ten years	46,188	43,438
Due after ten years	1,092,262	920,465
Total residential mortgage-backed securities	$1,170,774	993,571

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table shows the contractual maturity of our residential mortgage-backed securities held-to-maturity at December 31, 2022:

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due after one year through five years	$20,612	17,568
Due after five years through ten years	20,250	15,879
Due after ten years	715,932	615,315
Total residential mortgage-backed securities	$756,794	648,762

The following table presents information regarding the issuers and the carrying values of our residential mortgage-backed securities at December 31, 2022 and 2021:

	December 31,
	2022	2021
Residential mortgage-backed securities:
FNMA	$651,404	704,070
GNMA	438,193	577,684
FHLMC	660,762	659,433
Other (including non-agency)	6	431
Total residential mortgage-backed securities	$1,750,365	1,941,618

Marketable securities having a carrying value of $241.5 million at December 31, 2022 were pledged under collateral agreements. During the year ended December 31, 2022, there were no sold marketable securities classified as available-for-sale. During the year ended December 31, 2021, we sold marketable securities classified as available-for-sale for $59.6 million, with gross realized gains of $410,000 and gross realized losses of $396,000. During the year ended December 31, 2020, we sold marketable securities classified as available-for-sale for $1.1 million, with gross realized gains of $64,000 and no gross realized losses. During the years ended December 31, 2022, 2021 and 2020, we did not recognize allowance for credit losses in our investment portfolio.

The following table shows the fair value and gross unrealized losses on available for sale investment securities and held to maturity investment securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2022:

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government sponsored enterprises	$1,735	(82)	200,679	(41,917)	202,414	(41,999)
Corporate debt issues	12,979	(562)	—	—	12,979	(562)
Municipal securities	60,676	(4,047)	44,493	(11,671)	105,169	(15,718)
Residential mortgage-backed securities	373,186	(22,796)	1,264,042	(262,515)	1,637,228	(285,311)
Total temporarily impaired securities	$448,576	(27,487)	1,509,214	(316,103)	1,957,790	(343,590)

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

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of December 31, 2022, which were comprised of 647 individual securities, represents a credit loss impairment. All of these securities were issued by U.S. government agencies, U.S. government-sponsored enterprises, local municipalities, or represent corporate debt.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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

All of the Company’s held-to-maturity debt securities are issued by U.S. government-sponsored agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The decline in fair value of the held-to-maturity debt securities were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities, therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2022.

The following table presents the credit quality for our held-to-maturity securities, based on the latest information available as of December 31, 2022 (in thousands). The credit ratings are sourced from nationally recognized rating agencies, which include Moody’s and S&P, they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of December 31, 2022.

	AA+	Total
Held-to-maturity securities:
Debt issued by the U.S. government-sponsored agencies	$124,455	124,455
Residential mortgage-backed securities	756,794	756,794
Total marketable securities held-to-maturity	$881,249	881,249

(4)    Loans Receivable

The following table shows a summary of our loans receivable at amortized cost basis at December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022			December 31, 2021
	Originated (1)	Acquired (2)	Total	Originated (1)	Acquired (2)	Total
Personal Banking:
Residential mortgage loans (3)	$3,327,879	170,720	3,498,599	2,783,459	211,161	2,994,620
Home equity loans	1,131,641	166,033	1,297,674	1,107,202	212,729	1,319,931
Vehicle loans	1,965,385	91,398	2,056,783	1,384,246	99,985	1,484,231
Consumer loans	104,284	7,588	111,872	307,961	46,556	354,517
Total Personal Banking	6,529,189	435,739	6,964,928	5,582,868	570,431	6,153,299

Commercial Banking:
Commercial real estate loans	2,135,607	312,421	2,448,028	2,202,027	423,454	2,625,481
Commercial real estate loans - owner occupied	341,704	33,823	375,527	321,253	68,750	390,003
Commercial loans	1,082,914	49,055	1,131,969	765,877	81,732	847,609
Total Commercial Banking	3,560,225	395,299	3,955,524	3,289,157	573,936	3,863,093
Total loans receivable, gross	10,089,414	831,038	10,920,452	8,872,025	1,144,367	10,016,392

Allowance for credit losses	(107,379)	(10,657)	(118,036)	(86,750)	(15,491)	(102,241)
Total loans receivable, net (4)	$9,982,035	820,381	10,802,416	8,785,275	1,128,876	9,914,151
(1)Includes originated and purchased loan pools purchased in an asset acquisition.
(2)Includes loans subject to purchase accounting in a business combination.
(3)Includes $9.9 million and $25.1 million of loans held-for-sale at December 31, 2022 and December 31, 2021, respectively.
(4)Includes $76.1 million and $62.8 million of net unearned income, unamortized premiums and discounts and deferred fees and costs at December 31, 2022 and December 31, 2021, respectively.

During the year ended December 31, 2022, the Company purchased a total of $182.8 million small business equipment finance loan pools and a total of $188.3 million one- to four-family jumbo mortgage loan pools.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
As of December 31, 2022 and 2021, we serviced loans for others approximating $1.549 billion and $1.622 billion, respectively. These loans serviced for others are not our assets and are not included in our financial statements.

As of December 31, 2022 and 2021, approximately 41% of our loan portfolio was secured by properties located in Pennsylvania. We do not believe we have significant concentrations of credit risk to any one group of borrowers given our underwriting and collateral requirements.

Loans receivable as of December 31, 2022 and 2021 include $3.333 billion and $3.277 billion, respectively, of adjustable rate loans and $7.511 billion and $6.739 billion, respectively, of fixed rate loans.

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the year ended December 31, 2022 (in thousands):

	Balance as of December 31, 2022	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2021
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$19,261	13,129	(2,033)	792	7,373
Home equity loans	5,902	540	(1,469)	1,531	5,300
Vehicle loans	23,059	8,863	(3,621)	2,334	15,483
Consumer loans	665	1,013	(4,785)	1,553	2,884
Total Personal Banking	48,887	23,545	(11,908)	6,210	31,040

Commercial Banking:
Commercial real estate loans	44,506	(12,633)	(7,366)	10,364	54,141
Commercial real estate loans - owner occupied	4,004	36	—	85	3,883
Commercial loans	20,639	6,912	(1,657)	2,207	13,177
Total Commercial Banking	69,149	(5,685)	(9,023)	12,656	71,201
Total	$118,036	17,860	(20,931)	18,866	102,241

Allowance for Credit Losses - off-balance-sheet exposure
Personal Banking:
Residential mortgage loans	$4	2	—	—	2
Home equity loans	74	35	—	—	39
Total Personal Banking	78	37	—	—	41

Commercial Banking:
Commercial real estate loans	5,382	4,501	—	—	881
Commercial real estate loans - owner occupied	287	145	—	—	142
Commercial loans	5,288	3,894	—	—	1,394
Total Commercial Banking	10,957	8,540	—	—	2,417
Total off-balance-sheet exposure	$11,035	8,577	—	—	2,458

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the year ended December 31, 2020, and includes the cumulative effect of adopting ASU 2016-13 (in thousands):

	Balance as of December 31, 2020	Current period provision	Charge-offs	Recoveries	Initial ACL on loans purchased with credit deterioration	Cumulative effect of ASU 2016-13*	Balance as of December 31, 2019
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$7,266	(3,289)	(917)	362	1,095	7,441	2,574
Home equity loans	5,992	(3,357)	(608)	766	216	5,786	3,189
Vehicle loans	14,825	11,416	(6,827)	1,867	235	842	7,292
Consumer loans	2,871	4,126	(5,831)	1,542	157	(2,424)	5,301
Total Personal Banking	30,954	8,896	(14,183)	4,537	1,703	11,645	18,356

Commercial Banking:
Commercial real estate loans	79,381	58,483	(4,240)	1,287	5,720	2,288	15,843
Commercial real estate loans - owner occupied	10,518	2,588	(83)	27	963	1,278	5,745
Commercial loans	13,574	14,008	(16,212)	1,741	459	(4,419)	17,997
Total Commercial Banking	103,473	75,079	(20,535)	3,055	7,142	(853)	39,585
Total	134,427	83,975	(34,718)	7,592	8,845	10,792	57,941

Allowance for Credit Losses - off-balance-sheet exposure
Personal Banking:
Residential mortgage loans	2	2	—	—	—	—	—
Home equity loans	35	5	—	—	—	(293)	323
Consumer loans	—	—	—	—	—	(402)	402
Total Personal Banking	37	7	—	—	—	(695)	725

Commercial Banking:
Commercial real estate loans	3,449	1,438	—	—	—	1,934	77
Commercial real estate loans - owner occupied	326	235	—	—	—	88	3
Commercial loans	2,551	1,459	—	—	—	923	169
Total Commercial Banking	6,326	3,132	—	—	—	2,945	249
Total off-balance sheet exposure	$6,363	3,139	—	—	—	2,250	974
* Includes the impact of the initial allowance on PCD loans of $517,000

During the year ended December 31, 2020, we sold $50.0 million of loans that were classified as held-for-investment, for a gain of $1.3 million, which is reported in gain on sale of loans on the Consolidated Statements of Income.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
    The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2022 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans (1)	Loans 90 days past due and accruing	TDRs	Allowance related to TDRs	Additional commitments to customers with loans classified as TDRs
Personal Banking:
Residential mortgage loans	$3,498,599	19,261	7,574	—	6,279	1,069	—
Home equity loans	1,297,674	5,902	4,145	—	1,470	546	—
Vehicle loans	2,056,783	23,059	3,771	2	—	—	—
Consumer loans	111,872	665	256	405	—	—	—
Total Personal Banking	6,964,928	48,887	15,746	407	7,749	1,615	—

Commercial Banking:
Commercial real estate loans	2,448,028	44,506	62,239	—	31,980	638	400
Commercial real estate loans - owner occupied	375,527	4,004	624	—	94	31	—
Commercial loans	1,131,969	20,639	2,627	337	858	116	4
Total Commercial Banking	3,955,524	69,149	65,490	337	32,932	785	404

Total	$10,920,452	118,036	81,236	744	40,681	2,400	404
(1)Includes $29.2 million of nonaccrual TDRs.

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
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the year ended December 31, 2022 (in thousands):

	Nonaccrual loans at January 1, 2022	December 31, 2022
		Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total Nonaccrual loans at the end of the period	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$10,402	7,574	—	7,574	—
Home equity loans	5,758	3,887	258	4,145	—
Vehicle loans	3,263	2,175	1,596	3,771	2
Consumer loans	675	256	—	256	405
Total Personal Banking	20,098	13,892	1,854	15,746	407

Commercial Banking:
Commercial real estate loans	129,666	22,182	40,057	62,239	—
Commercial real estate loans - owner occupied	1,233	624	—	624	—
Commercial loans	7,474	2,024	603	2,627	337
Total Commercial Banking	138,373	24,830	40,660	65,490	337

Total	$158,471	38,722	42,514	81,236	744

During the year ended December 31, 2022, we recognized $678,000 of interest income on nonaccrual and troubled debt restructuring loans.

The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the year ended December 31, 2021, (in thousands):

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2022 (in thousands):

	Real estate	Equipment	Total
Personal Banking:
Residential mortgage loans	$569	—	569
Home equity loans	100	—	100
Total Personal Banking	669	—	669

Commercial Banking:
Commercial real estate loans	57,056	—	57,056
Commercial loans	175	210	385
Total Commercial Banking	57,231	210	57,441

Total	$57,900	210	58,110

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2021 (in thousands):

	Real estate	Equipment	Total
Personal Banking:
Residential mortgage loans	$580	—	580
Home equity loans	99	—	99
Total Personal Banking	679	—	679

Commercial Banking:
Commercial real estate loans	119,825	1,705	121,530
Commercial loans	3,973	1,926	5,899
Total Commercial Banking	123,798	3,631	127,429

Total	$124,477	3,631	128,108

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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

In March 2020 and August 2020, joint statements were issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, six months is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented. The guidance also provides that these modified loans generally will not be classified as nonaccrual during the term of the modification. For borrowers who are 30 days or more past due when enrolling in a loan modification program related to the COVID-19 pandemic, we evaluate the loan modifications under our existing TDR framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR and will generally not accrue interest. This TDR relief under the CARES Act was extended by the Consolidated Appropriations Act, 2021 (“CAA”), signed into law on December 27, 2020. Under the CAA, such relief came to an end on January 1, 2022. Certain loan modifications made during the prior year were done in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. Accordingly, these loans were not categorized as TDRs.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table provides a roll forward of troubled debt restructurings for the periods indicated (dollars in thousands):

	For the years ended December 31,
	2022		2021
	Number of contracts	Amount	Number of contracts	Amount
Beginning TDR balance:	134	$30,288	170	$32,135
New TDRs	14	30,894	9	7,253
Re-modified TDRs	11	8,391	9	7,370
Net paydowns	—	(11,870)	—	(3,420)
Charge-offs:
Residential mortgage loans	2	(63)	—	—
Home equity loans	—	—	1	(29)
Commercial real estate loans	1	(150)	2	(53)
Commercial real estate loans - owner occupied	—	—	1	(105)
Commercial loans	1	(130)	6	(170)
Paid-off loans:
Residential mortgage loans	4	(361)	10	(1,216)
Home equity loans	3	(89)	6	(147)
Commercial real estate loans	6	(4,324)	11	(3,064)
Commercial real estate loans - owner occupied	1	(44)	3	(198)
Commercial loans	7	(3,470)	5	(698)
Ending TDR balance:	123	$40,681	134	$30,288
Accruing TDRs		$11,442		$13,072
Nonaccrual TDRs		29,239		17,216

The following tables provide information related to TDRs (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated (in thousands):

	For the year ended December 31, 2022
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Personal Banking:
Residential mortgage loans	4	$530	522	37
Home equity loans	6	183	171	42
Total Personal Banking	10	713	693	79

Commercial Banking:
Commercial real estate loans	9	34,716	20,954	66
Commercial loans	6	3,856	263	20
Total Commercial Banking	15	38,572	21,217	86

Total	25	$39,285	21,910	165

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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

The following table provides information as of December 31, 2022 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the year ended December 31, 2022 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Total
Personal Banking:
Residential mortgage loans	4	$—	379	143	522
Home equity loans	6	—	23	148	171
Total Personal Banking	10	—	402	291	693

Commercial Banking:
Commercial real estate loans	9	129	98	20,727	20,954
Commercial loans	6	—	—	263	263
Total Commercial Banking	15	129	98	20,990	21,217

Total	25	$129	500	21,281	21,910

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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

The following table provides information as of December 31, 2020 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the year ended December 31, 2020 (in thousands):

		Type of modification
	Number of contracts	Rate	Payment	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$—	—	88	—	88
Home equity loans	2	65	—	14	—	79
Total Personal Banking	3	65	—	102	—	167

Commercial Banking:
Commercial real estate loans	9	—	—	7,335	280	7,615
Commercial real estate - owner occupied	1	—	—	48	—	48
Commercial loans	5	—	111	217	80	408
Total Commercial Banking	15	—	111	7,600	360	8,071

Total	18	$65	111	7,702	360	8,238

The following table provides information related to re-modified trouble debt restructurings by portfolio segment and class of financing receivable for modifications during the year ended December 31, 2022 (in thousands):

		Type of re-modification
	Number of re-modified TDRs	Payment	Maturity date	Total
Personal Banking:
Residential mortgage loans	1	—	129	129
Home equity loans	1	—	—	—
Total Personal Banking	2	—	129	129

Commercial Banking:
Commercial real estate loans	4	53	196	249
Commercial loans	5	—	210	210
Total Commercial Banking	9	53	406	459

Total	11	53	535	588

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table provides information related to re-modified trouble debt restructurings by portfolio segment and class of financing receivable for modifications during the year ended December 31, 2021 (in thousands):

		Type of re-modification
	Number of re-modified TDRs	Rate	Maturity date	Other	Total
Personal Banking:
Residential mortgage loans	1	$114	—	—	114
Home equity loans	1	—	—	—	—
Total Personal Banking	2	114	—	—	114

Commercial Banking:
Commercial real estate loans	7	2,077	5,108	71	7,256
Total Commercial Banking	7	2,077	5,108	71	7,256

Total	9	$2,191	5,108	71	7,370

The following table provides information related to re-modified trouble debt restructurings by portfolio segment and class of financing receivable for modifications during the year ended December 31, 2020 (in thousands):

		Type of re-modification
	Number of re-modified TDRs	Maturity date	Other	Total
Commercial Banking:
Commercial real estate loans	3	6,652	—	6,652
Commercial real estate loans - owner occupied	1	48	—	48
Commercial loans	1	—	80	80
Total Commercial Banking	5	6,700	80	6,780

Total	5	6,700	80	6,780

No TDRs modified within the previous twelve months of December 31, 2022 or December 31, 2020 subsequently defaulted.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table provides information related to the amortized cost basis of loan payment delinquencies at December 31, 2022 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$29,487	5,563	5,574	40,624	3,457,975	3,498,599	—
Home equity loans	6,657	975	2,257	9,889	1,287,785	1,297,674	—
Vehicle loans	8,677	2,770	2,471	13,918	2,042,865	2,056,783	2
Consumer loans	758	300	608	1,666	110,206	111,872	405
Total Personal Banking	45,579	9,608	10,910	66,097	6,898,831	6,964,928	407

Commercial Banking:
Commercial real estate loans	3,947	2,377	7,589	13,913	2,434,115	2,448,028	—
Commercial real estate loans - owner occupied	61	—	278	339	375,188	375,527	—
Commercial loans	2,648	1,115	1,829	5,592	1,126,377	1,131,969	337
Total Commercial Banking	6,656	3,492	9,696	19,844	3,935,680	3,955,524	337
Total loans	$52,235	13,100	20,606	85,941	10,834,511	10,920,452	744

The following table provides information related to the amortized cost basis loan payment delinquencies at December 31, 2021 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$20,567	5,433	7,641	33,641	2,960,979	2,994,620	—
Home equity loans	3,153	949	4,262	8,364	1,311,567	1,319,931	—
Vehicle loans	5,331	1,487	1,635	8,453	1,475,778	1,484,231	—
Consumer loans	1,205	519	765	2,489	352,028	354,517	331
Total Personal Banking	30,256	8,388	14,303	52,947	6,100,352	6,153,299	331

Commercial Banking:
Commercial real estate loans	16,938	699	23,489	41,126	2,584,355	2,625,481	—
Commercial real estate loans - owner occupied	127	70	574	771	389,232	390,003	—
Commercial loans	193	727	1,105	2,025	845,584	847,609	—
Total Commercial Banking	17,258	1,496	25,168	43,922	3,819,171	3,863,093	—
Total loans	$47,514	9,884	39,471	96,869	9,919,523	10,016,392	331

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
Based on the most recent analysis performed, the amortized cost basis by risk category of loans by class of loans by origination year is as follows as of December 31, 2022 (in thousands):

	2022	2021	2020	2019	2018	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$659,930	837,823	546,604	265,520	131,599	1,043,394	—	—	3,484,870
Substandard	422	187	474	796	531	11,319	—	—	13,729
Total residential mortgage loans	660,352	838,010	547,078	266,316	132,130	1,054,713	—	—	3,498,599
Home equity loans
Pass	114,598	126,608	173,044	110,495	50,314	198,971	475,229	42,887	1,292,146
Substandard	—	46	—	127	324	3,066	683	1,282	5,528
Total home equity loans	114,598	126,654	173,044	110,622	50,638	202,037	475,912	44,169	1,297,674
Vehicle loans
Pass	966,432	611,310	227,897	135,134	70,071	42,166	—	—	2,053,010
Substandard	292	1,096	667	689	657	372	—	—	3,773
Total vehicle loans	966,724	612,406	228,564	135,823	70,728	42,538	—	—	2,056,783
Consumer loans
Pass	19,302	9,874	4,327	3,557	2,409	5,094	65,610	1,037	111,210
Substandard	24	9	37	9	3	48	432	100	662
Total consumer loans	19,326	9,883	4,364	3,566	2,412	5,142	66,042	1,137	111,872
Total Personal Banking	1,761,000	1,586,953	953,050	516,327	255,908	1,304,430	541,954	45,306	6,964,928
Business Banking:
Commercial real estate loans
Pass	322,050	346,355	369,868	244,188	209,500	696,628	24,954	13,314	2,226,857
Special Mention	—	17,216	16,782	87	1,000	15,887	157	15	51,144
Substandard	—	4,561	3,617	48,879	41,521	70,384	459	606	170,027
Total commercial real estate loans	322,050	368,132	390,267	293,154	252,021	782,899	25,570	13,935	2,448,028
Commercial real estate loans - owner occupied
Pass	62,905	51,673	17,989	49,600	43,570	123,278	2,477	1,460	352,952
Special Mention	126	—	18	—	2,297	1,106	385	—	3,932
Substandard	—	—	—	5,085	2,440	9,250	—	1,868	18,643
Total commercial real estate loans - owner occupied	63,031	51,673	18,007	54,685	48,307	133,634	2,862	3,328	375,527
Commercial loans
Pass	481,797	90,320	52,833	46,966	17,250	53,107	354,402	4,032	1,100,707
Special Mention	628	2,190	506	1,704	227	—	2,129	—	7,384
Substandard	1,833	603	908	2,097	1,605	735	12,941	3,156	23,878
Total commercial loans	484,258	93,113	54,247	50,767	19,082	53,842	369,472	7,188	1,131,969
Total Business Banking	869,339	512,918	462,521	398,606	319,410	970,375	397,904	24,451	3,955,524

Total loans	$2,630,339	2,099,871	1,415,571	914,933	575,318	2,274,805	939,858	69,757	10,920,452
    For the year ended December 31, 2022, $20.7 million of revolving loans were converted to term loans.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table summarizes amortized cost basis loan balances by year of origination, class of loans, and risk category as of December 31, 2021 (in thousands):

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
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
Our exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. We use the same credit policies in making commitments for off- balance-sheet financial instruments as we do for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of December 31, 2022 and 2021 are presented in the following table:

	Years ended December 31,
	2022	2021
Loans commitments	$248,636	355,682
Undisbursed lines of credit	1,094,535	1,054,184
Standby letters of credit	45,140	45,521
Total	$1,388,311	1,455,387

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

Outstanding loan commitments at December 31, 2022 for fixed rate loans were $81.4 million. The interest rates on these commitments approximate market rates at December 31, 2022. Outstanding loan commitments at December 31, 2022 for adjustable rate loans were $167.2 million. The fair values of these commitments are affected by fluctuations in market rates of interest.

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. As of December 31, 2022, the maximum potential amount of future payments we could be required to make under these standby letters of credit is $45.1 million, of which $31.3 million is fully collateralized. A liability (which represents deferred income) of $792,000 and $500,000 has been recognized for the obligations as of December 31, 2022 and 2021, respectively, and there are no recourse provisions that would enable us to recover any amounts from third parties.

In addition, we maintain a $5.0 million credit limit with a correspondent bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $777,000 of the credit limit was allocated to credit cards that have been issued. These issued credit cards had an outstanding balance of $110,000 at December 31, 2022. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to the correspondent bank; however, if the customer fails to repay their balance, the Bank could be required to satisfy the obligation to the correspondent bank and initiate collection from our customer as part of the existing credit facility of that customer.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table shows changes in MSRs as of and for the years ended December 31, 2022 and 2021:

	Servicing rights	Valuation allowance	Net carrying value and fair value
Balance at December 31, 2020	$8,657	(492)	8,165
Additions	4,604	481	5,085
Amortization	(3,095)	—	(3,095)
Balance at December 31, 2021	10,166	(11)	10,155
Additions	1,282	4	1,286
Amortization	(3,646)	—	(3,646)
Balance at December 31, 2022	$7,802	(7)	7,795

(5)    Accrued Interest Receivable

Accrued interest receivable as of December 31, 2022 and 2021 is presented in the following table:

	December 31,
	2022	2021
Investment securities	$1,722	1,591
FHLB dividends	391	89
Mortgage-backed securities	3,020	2,589
Loans receivable	30,395	21,330
Total	$35,528	25,599

(6)    FHLB Stock

Northwest Bank is a member of the FHLB of Pittsburgh and a former member of the FHLB of Indianapolis. As a member of the FHLB of Pittsburgh, we are required to maintain an investment in the capital stock of the FHLB of Pittsburgh in accordance with their 2015 Capital Plan, at cost, in two subclasses based on the following ranges: Membership stock purchase (Subclass B-1) ranging from 0.05% to 1.0% of the member asset value as defined by the FHLB, currently at 0.10%; and Activity-based stock purchase (Subclass B-2) ranging from 2.0% to 6.0% of outstanding advances, currently at 4.0%; 0.0% to 6.0% of acquired member assets, currently at 4.0%; 0.0% to 4.0% of certain letters of credit, currently at 0.75%; and 0.0% to 6.0% of outstanding advance commitments settling more than 30 days after trade, currently at 0.0%.

As a former member of the FHLB of Indianapolis, we are required to maintain an investment in the capital stock of the FHLB of Indianapolis in accordance with their capital plan that became effective on September 26, 2020. This plan requires the Company, as a former member, to maintain its activity-based stock requirements (B-2 stock) ranging from 1.0% to 6.0% of advances, currently at 4.5%; 1.0% to 6.0% for lines of credit, currently at 4.5%; 0.10% to 6.0% for letters of credit, currently at 0.10%; 1.0% to 6.0% of derivative contracts, currently at 4.5%; 0.0% to 6.0% for mandatory Mortgage Purchase Program (when servicing rights are created through loan originations and the underlying loan is sold. Upon sale, the mortgage servicing right (“MPP”), currently at 0.0%, 0.0% to 6.0% for optional MPP, currently at 4.5%; and 1.0% to 6.0% for Community Investment Program (when servicing rights are created through loan originations and the underlying loan is sold. Upon sale, the mortgage servicing right (“CIP”) advances, currently at 4.5%. Class B stock may be redeemed upon five year's prior written notice from the member in accordance with Section VI.B of the capital plan. Class B stock is also subject to repurchase by the FHLB of Indianapolis, in its discretion, whether or not requested by the member. Our class B shares are scheduled to be redeemed on April 24, 2025 unless they are repurchased by the FHLB of Indianapolis prior to that date.

Our investment in the capital stock of the FHLB of Pittsburgh at December 31, 2022 and December 31, 2021 was $37.0 million and $10.4 million, respectively. In addition, our investment of capital stock of the FHLB of Indianapolis at December 31, 2022 was $3.1 million and $3.8 million at December 31, 2021. We received dividends on capital stock during the years ended December 31, 2022 and 2021 of $730,000 and $407,000, respectively. Future dividends may be established at different rates for the two subclasses of capital stock.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
(7)    Premises and Equipment

Premises and equipment at December 31, 2022 and 2021 are summarized by major classification in the following table:

	December 31,
	2022	2021
Land and land improvements	$24,368	25,449
Office buildings and improvements	139,180	152,654
Furniture, fixtures and equipment	138,590	138,242
Leasehold improvements	23,559	20,288
Total, at cost	325,697	336,633
Less accumulated depreciation and amortization	(179,788)	(180,109)
Premises and equipment, net	$145,909	156,524

    Depreciation and amortization expense for the years ended December 31, 2022, 2021 and 2020 was $11.6 million, $12.1 million and $11.9 million, respectively.

(8)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Amortizable intangible assets:
Core deposit intangibles - gross	$74,899	74,899
Less: accumulated amortization	(66,367)	(62,158)
Core deposit intangibles - net	$8,532	12,741
Customer and Contract intangible assets - gross	$12,775	12,775
Customer list intangible assets disposed of due to sale of insurance business	—	(1,547)
Less: accumulated amortization	(12,747)	(11,133)
Customer and Contract intangible assets - net	28	95
Total intangible assets - net	$8,560	12,836

The following information shows the actual aggregate amortization expense for the years ended December 31, 2022, 2021 and 2020 as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for each of the five succeeding fiscal years:

For the year ended December 31, 2020	$6,856
For the year ended December 31, 2021	5,553
For the year ended December 31, 2022	4,277
For the year ending December 31, 2023	3,270
For the year ending December 31, 2024	2,452
For the year ending December 31, 2025	1,662
For the year ending December 31, 2026	871
For the year ending December 31, 2027	305

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table provides information for the changes in the carrying amount of goodwill:

Total
Balance at December 31, 2020	$382,279
Purchase accounting adjustment	77
Goodwill disposed of due to sale of insurance business	(1,359)
Balance at December 31, 2021	380,997
Balance at December 31, 2022	$380,997

We performed our annual goodwill impairment test as of June 30, 2022 in accordance with ASC 350, Intangibles - Goodwill and Other, and concluded that goodwill was not impaired. As of December 31, 2022, 2021 and 2020, there were no events or changes in circumstances that would cause us to update that goodwill impairment test and we have concluded there is no impairment of goodwill.

(9)    Deposits

Deposit balances at December 31, 2022 and 2021 are shown in the table below:

	December 31,
	2022	2021
Noninterest-bearing demand deposits	$2,993,243	3,099,526
Interest-bearing demand deposits	2,686,431	2,940,442
Money market deposit accounts	2,457,569	2,629,882
Savings deposits	2,275,020	2,303,760
Time deposits	1,052,285	1,327,555
Total deposits	$11,464,548	12,301,165

The aggregate amount of time deposits with a minimum denomination of $100,000 at December 31, 2022 and 2021 was $355.0 million and $439.5 million, respectively.

Generally, deposits in excess of $250,000 are not federally insured. At December 31, 2022 and 2021, we had $4.031 billion and $4.194 billion of deposits in accounts exceeding $250,000, respectively.

The following table summarizes the contractual maturity of time deposits at December 31, 2022 and 2021:

	December 31,
	2022	2021
Due within 12 months	$754,564	890,101
Due between 12 and 24 months	186,803	288,284
Due between 24 and 36 months	46,500	80,251
Due between 36 and 48 months	26,734	33,843
Due between 48 and 60 months	33,691	29,692
After 60 months	3,993	5,384
Total time deposits	$1,052,285	1,327,555

The following table summarizes the interest expense incurred on the respective deposits for the years ended December 31, 2022, 2021 and 2020:

	Years ended December 31,
	2022	2021	2020
Interest-bearing demand deposits	$1,517	1,660	3,358
Money market deposit accounts	3,381	2,597	7,021
Savings deposits	2,339	2,413	2,614
Time deposits	6,883	12,452	22,903
Total interest expense on deposits	$14,120	19,122	35,896

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
(10)                         Borrowed Funds

     (a)                                 Borrowings

    Borrowed funds at December 31, 2022 and 2021 are presented in the following table:

	December 31,
	2022		2021
	Amount	Average rate	Amount	Average rate
Term notes payable to the FHLB of Pittsburgh, due within one year	$500,000	4.55%	$—	—%
Notes payable to the FHLB of Pittsburgh, due within one year	51,300	4.45%	—	—%
Collateralized borrowings, due within one year	105,766	0.27%	139,093	0.19%
Collateral received, due within one year	24,100	4.17%	—	—%
Total borrowed funds	$681,166		$139,093

Borrowings from the Federal Home Loan Banks (“FHLB”) of Pittsburgh, if any, are secured by our residential first mortgage and other qualifying loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250.0 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. At December 31, 2022 and December 31, 2021, the balance of the revolving line of credit was $51.3 million and $0, respectively.

At December 31, 2022 and December 31, 2021, collateralized borrowings due within one year were $105.8 million and $139.1 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB. The market value of these securities exceeds the value of the collateralized borrowings. The average amount of collateralized borrowings outstanding in the years ended December 31, 2022 and 2021 was $115.4 million and $132.1 million, respectively. The maximum amount of collateralized borrowings outstanding during the years ended December 31, 2022 and 2021 was $135.7 million and $139.6 million, respectively.

At December 31, 2022 and December 31, 2021, collateral received was $24.1 million and $0, respectively. This represents collateral posted to us from our derivative counterparties.

At December 31, 2022 and December 31, 2021, term notes payable to the FHLB of Pittsburgh due within one year were $500.0 million and $0, respectively. This total is made up of five advances: $100.0 million at 4.54% maturing January 6, 2023; $100.0 million at 4.53% maturing January 13, 2023; $100.0 million at 4.57% maturing January 19, 2023; $100.0 million at 4.54% maturing January 20, 2023; and $100.0 million at 4.58% maturing January 27, 2023.

On September 9, 2020, the Company issued $125.0 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month Secured Overnight Financing Rate (“SOFR”) plus 3.89% payable quarterly in arrears commencing on December 15, 2025. During the year-ended December 31, 2022 the Company repurchased $10.2 million of subordinated notes leaving $114.8 million of subordinated notes outstanding. The subordinated debt issuance costs of approximately $1.8 million are being amortized over five years on a straight-line basis into interest expense. At December 31, 2022 and December 31, 2021, subordinated debentures, net of issuance costs, were $113.8 million and $123.6 million, respectively.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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

The following table sets forth a summary of the cumulative trust preferred securities and the junior subordinated debt held by the Trust as of December 31, 2022 and 2021.

	Maturity date	Interest rate	Capital debt securities	December 31,
				2022	2021
Northwest Bancorp Capital Trust III	December 30, 2035	3-month LIBOR plus 1.38%	$50,000	51,547	51,547
Northwest Bancorp Statutory Trust IV	December 15, 2035	3-month LIBOR plus 1.38%	50,000	51,547	51,547
LNB Trust II	June 15, 2037	3-month LIBOR plus 1.48%	7,875	8,119	8,119
Union National Capital Trust I (1)	January 23, 2034	3-month LIBOR plus 2.85%	8,000	7,975	7,950
Union National Capital Trust II (1)	November 23, 2034	3-month LIBOR plus 2.00%	3,000	2,768	2,741
MFBC Statutory Trust I (1)	September 15, 2035	3-month LIBOR plus 1.70%	5,000	3,684	3,580
Universal Preferred Trust (1)	October 7, 2035	3-month LIBOR plus 1.69%	5,000	3,674	3,570
			$128,875	129,314	129,054
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
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
(11)                          Income Taxes

Total income tax was allocated for the years ended December 31, 2022, 2021 and 2020 as follows:

	Years ended December 31,
	2022	2021	2020
Income tax expense	$40,026	46,801	17,672
Shareholders’ equity for unrealized gain/(loss) on securities available-for-sale	(45,321)	(10,425)	5,061
Shareholders’ equity for pension adjustment	6,980	9,659	(3,774)
Unallocated income tax	$1,685	46,035	18,959

Income tax expense applicable to income before taxes consists of:

	Years ended December 31,
	2022	2021	2020
Current tax provision/(benefit):
Federal	$36,235	24,554	23,968
State	9,295	9,933	1,788
Total current tax provision/(benefit)	45,530	34,487	25,756
Deferred tax provision/(benefit):
Federal	(5,325)	10,752	(9,072)
State	(179)	1,562	988
Total deferred tax provision/(benefit)	(5,504)	12,314	(8,084)
Total income tax expense	$40,026	46,801	17,672

A reconciliation of the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income for the years ended December 31, 2022, 2021 and 2020, is as follows:

	Years ended December 31,
	2022	2021	2020
Expected tax rate	21.0%	21.0%	21.0%
Tax-exempt interest income	(1.1)%	(0.9)%	(1.7)%
State income tax, net of federal benefit	4.0%	4.5%	2.2%
Bank-owned life insurance	(0.9)%	(0.6)%	(1.1)%
Stock-based compensation	0.1%	(0.1)%	0.2%
Dividends on stock plans	(0.5)%	(0.4)%	(0.9)%
Low income housing and historic tax credits	(0.2)%	(0.2)%	(0.9)%
Other	0.6%	—%	0.3%
Effective tax rate	23.0%	23.3%	19.1%

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are presented below:

	December 31,
	2022	2021
Deferred tax assets:
Deferred compensation expense	$4,804	4,230
Bad debts	27,105	23,273
Other reserves	3,554	1,333
Accrued post-retirement benefit cost	502	900
Stock benefit plans	652	623
Pension and post-retirement benefits	2,767	9,747
Unrealized loss on the fair value of securities available-for-sale	49,414	4,093
Deferred income	95	341
Lease liability	13,101	12,958
Purchase accounting	696	432
Net operating loss	1,592	2,140
Other	1,877	922
Total deferred tax assets	106,159	60,992
Deferred tax liabilities:
Pension expense	6,231	6,993
Intangible assets	17,400	16,543
Mortgage servicing rights	1,768	2,278
Fixed assets	6,518	5,287
Net deferred loan costs	3,055	2,338
Right of use asset	12,463	12,322
Interest rate derivatives	123	341
Other	2,369	2,503
Total deferred tax liabilities	49,927	48,605
Net deferred tax asset	$56,232	12,387

    We have $2.9 million of federal net operating loss carryovers subject to the annual limitation under Internal Revenue Code Section 382 at December 31, 2022. The carryovers begin to expire in 2030 and are expected to be fully realized. We have $32.0 million of Indiana net operating loss carryovers subject to annual limitation as Indiana conforms to the Internal Revenue Code Section 382 at December 31, 2022. The carryovers begin to expire in 2026. Due to limitation, we do not expect to realize $7.6 million of the Indiana net operating loss carryover. This is netted against the net operating loss deferred tax asset in the preceding table.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table presents changes in unrecognized tax benefits at December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022	2021	2020
Unrecognized tax benefits:
Balance, beginning of year	$241	331	—
Increases related to prior year tax positions	252	37	336
Decreases related to prior year tax positions	(28)	(173)	(5)
Increases related to current year tax positions	8	46	—
Balance, end of year	$473	241	331

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes. We do not expect any significant changes in unrecognized tax benefits during the next twelve months.

We are subject to routine audits of our tax returns by the Internal Revenue Service as well as all states in which we conduct business. We are subject to audit by the Internal Revenue Service for the tax periods ended after December 31, 2018 and generally subject to audit by any state in which we conduct business for the tax periods ended after December 31, 2018. We are under audit by the state of New York for tax years 2016 through 2018. We do not expect any material adjustments from this audit. No findings have been issued at this time.

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

In tax years prior to fiscal 1997, Northwest was permitted, under the Internal Revenue Code (“IRC”), to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at December 31, 2022 and 2021 include approximately $39.1 million representing such bad debt deductions for which no deferred income taxes have been provided.

(13)    Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. During the year ended December 31, 2022, 1,950,847 stock options were not included in the computation of diluted earnings per share because the stock options’ exercise price was more than the average market price of the common shares of $13.79. During the year ended December 31, 2021, 2,146,897 stock options were not included in the computation of diluted earnings per share because the stock options’ exercise price was more than the average market price of the common shares of $13.80. During the year ended December 31, 2020, 4,677,841 stock options were not included in the computation of diluted earnings per share because the stock options’ exercise price was more than the average market price of the common shares of $11.54.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
    The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020.

	Years ended December 31,
	2022	2021	2020
Net income	$133,666	154,323	74,854
Less: Dividends and undistributed earnings allocated to participating securities	585	1,010	—
Net income available to common shareholders	$133,081	153,313	74,854

Weighted average common shares outstanding (1)	126,167,892	126,181,586	120,244,474
Add: Participating shares outstanding (1)	556,201	828,251	—
Total weighted average common shares and dilutive potential shares (1)	126,724,093	127,009,837	120,244,474

Basic earnings per share (1)	$1.05	1.22	0.62

Diluted earnings per share (1)	$1.05	1.21	0.62
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

Total expense for all retirement plans, including defined benefit pension plans, was approximately $4.5 million, $10.1 million and $8.2 million, for the years ended December 31, 2022, 2021 and 2020, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
Components of net periodic pension cost and other amounts recognized in other comprehensive income:

The following table sets forth components of net periodic pension cost and other amounts recognized in other comprehensive income for the years ended December 31, 2022, 2021 and 2020.

	Years ended December 31,
	2022	2021	2020
Defined benefit pension plan:
Service cost	$10,396	11,440	8,391
Interest cost	6,683	6,070	6,855
Expected return on plan assets	(15,454)	(13,859)	(12,362)
Amortization of prior service cost	(2,257)	(2,322)	(2,322)
Amortization of the net loss	1,525	4,156	3,695
Net periodic pension cost, defined benefit pension plans	893	5,485	4,257

Other changes in defined benefit pension plan recognized in other comprehensive income:
Net (gain)/loss	(28,222)	(36,552)	11,521
Amortization of prior service cost	2,257	2,322	2,323
Total recognized in other comprehensive income	(25,965)	(34,230)	13,844
Total recognized in net periodic pension cost and other comprehensive income	$(25,072)	(28,745)	18,101

The estimated net gain and prior service credit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic cost ending December 31, 2023 is $1.6 million and $1.5 million, respectively.

The following table sets forth information for the defined benefit pension plans’ funded status at December 31, 2022 and 2021:

	December 31,
	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$246,934	258,589
Service cost	10,396	11,440
Interest cost	6,683	6,070
Actuarial gain	(70,121)	(19,834)
Benefits paid	(9,133)	(9,331)
Benefit obligation at end of year	184,759	246,934

Change in plan assets:
Fair value of plan assets at beginning of year	239,438	216,872
Actual return on plan assets	(27,970)	26,421
Employer contributions	456	5,476
Benefits paid	(9,133)	(9,331)
Fair value of plan assets at end of period	202,791	239,438
Funded status at end of year	$18,032	(7,496)

The following table sets forth the assumptions used to develop the net periodic pension cost:

	Years ended December 31,
	2022	2021	2020
Discount rate	2.75%	2.39%	3.14%
Expected long-term rate of return on assets	6.50%	6.50%	6.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table sets forth the assumptions used to determine benefit obligations at the end of each period:

	Years ended December 31,
	2022	2021	2020
Discount rate	4.99%	2.75%	2.39%
Expected long-term rate of return on assets	6.50%	6.50%	6.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

The expected long-term rate of return on assets is based on the expected return of each of the asset categories, weighted based on the median of the target allocation for each category. We use the FTSE (previously Citigroup) Pension Liability Index rates matching the duration of our benefit payments as of the measurement date to determine the discount rate.

The accumulated benefit obligation for the funded defined benefit pension plan was $182.3 million, $243.6 million, and $254.2 million at December 31, 2022, 2021 and 2020, respectively. The accumulated benefit obligation for all unfunded defined benefit plans was $2.5 million, $3.3 million, and $4.4 million at December 31, 2022, 2021 and 2020, respectively.

The following table sets forth certain information related to our pension plans:

	December 31,
	2022	2021
Projected benefit obligation	$184,759	246,934
Accumulated benefit obligation	184,759	246,934
Fair value of plan assets	202,791	239,438

Because of the current funding status, we do not anticipate a funding requirement during the year ending December 31, 2023.

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

The following table sets forth the weighted average asset allocation of defined benefit plans:

		December 31,
	Target allocation	2022	2021
Debt securities	20 – 50%	26%	25%
Equity securities	30 – 60%	65%	66%
Other	5 – 50%	9%	9%
Total		100%	100%

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
All of the assets held by the defined benefit pension plan are measured and recorded at estimated fair value on our balance sheet on a recurring basis as Level 1 assets, as defined by the fair value hierarchy defined in Note 15. The following table sets forth the pension plan assets as of December 31, 2022 and 2021.

	December 31,
	2022	2021
Defined benefit pension assets:
Common stock	$61,552	61,968
Mutual funds	121,826	154,676
Money market funds	9,208	11,946
Other	10,205	10,672
Total defined benefit pension plan assets (1)	$202,791	239,262
(1) The defined benefit pension plan statement of net assets also includes accrued interest and dividends resulting in net assets available for benefits of $203.0 million and $239.4 million, respectfully.

The benefits expected to be paid in each year from 2023 to 2027 are $8.7 million, $9.0 million, $9.6 million, $9.9 million and $10.4 million, respectively. The aggregate benefits expected to be paid in the five years from 2028 to 2032 are $60.2 million. The expected benefits to be paid are based on the same assumptions used to measure our benefit obligations at December 31, 2022 and include estimated future employee service.

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

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

The following table sets forth the net periodic benefit cost for the post-retirement healthcare benefits plan for the years ended December 31, 2022, 2021 and 2020:

	Years ended December 31,
	2022	2021	2020
Interest cost	$40	42	26
Amortization of net loss	6	14	18
Net period benefit cost	$46	56	44

The following table sets forth other changes in the post-retirement healthcare plan’s plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2022	2021	2020
Net loss/(gain)	$183	(66)	(51)
Total recognized in other comprehensive income	$183	(66)	(51)
Total recognized in net periodic benefit cost and other comprehensive loss	$229	(10)	(7)

The estimated net loss for the post-retirement healthcare benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2023 is $39,000.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table sets forth the funded status of the post-retirement healthcare benefit plan at December 31, 2022 and 2021:

	December 31,
	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$1,560	1,807
Interest cost	40	42
Actuarial loss/(gain)	189	(53)
Benefits paid	(268)	(236)
Benefit obligation at end of year	$1,521	1,560

Change in plan assets:
Employer contributions	$268	236
Benefits paid	(268)	(236)
Funded status at year end	$(1,521)	(1,560)

The assumptions used to develop the preceding information for post-retirement healthcare benefits are as follows:

	Years ended December 31,
	2022	2021	2020
Discount rate	2.75%	2.39%	3.14%
Monthly cost of healthcare insurance per beneficiary (1)	$415	343	370
Annual rate of increase in healthcare costs	5.00%	5.00%	4.00%
(1)   Not in thousands.

If the assumed rate of increase in healthcare costs was increased by one percentage point to 6% from the level presented above, the interest cost component of net periodic post-retirement healthcare benefit cost would increase by $3,600 and the accumulated post-retirement benefit obligation for healthcare benefits would increase by $72,600.

The following table sets forth information for plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2022	2021
Projected benefit obligation	$1,521	1,560
Accumulated benefit obligation	1,521	1,560

(c)                                 Common Stock Awards

On April 18, 2018, shareholders approved the Northwest Bancshares, Inc. 2018 Equity Incentive Plan with 1,500,000 common shares authorized for award. From this plan, we awarded employees 261,091 common shares and outside directors 21,600 common shares with a grant date fair value of $9.71 per share (total market value of $2.7 million at issuance) on May 20, 2020. We also awarded employees 293,755 common shares and outside directors 27,000 common shares with a grant date fair value of $13.68 per share (total market value of $4.4 million at issuance) on May 25, 2021. Also during 2021, we awarded discretionary grants of 13,452 common shares with a weighted average grant date fair value of $13.76. During 2022, we awarded discretionary grants of 12,521 common shares with a weighted average grant date fair value of $13.98. These shares vest over a five or seven year period, depending on the date of grant, with the first vesting occurring on the date of grant. Total common shares forfeited from the 2018 plan were 224,814, of which 61,547 shares were forfeited during the year ended December 31, 2022. Forfeited shares may be awarded to other eligible recipients in future grants until the plan termination date in 2028. At December 31, 2022, there was compensation expense of $5.4 million to be recognized for unvested restricted common shares, with an expense recognition period remaining of three years.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
On May 18, 2022, shareholders approved the Northwest Bancshares, Inc. 2022 Equity Incentive Plan with 3,500,000 shares authorized for award. From this plan, we awarded employees 150,027 restricted stock units (“RSUs”) with a weighted average discounted grant date fair value of $11.00 (total market value of $1.7 million at issuance) on May 18, 2022. The RSUs vest over a three-year period with the first vesting occurring one year from the grant date. The company awarded directors 41,206 restricted stock awards (“RSAs”) with a grant date fair value of $12.55 (total market value of $517,000 at issuance), which fully vest one-year from the grant date, on May 18, 2022. We also awarded employees 150,027 performance share units (“PSUs”) with a discounted grant date fair value of $10.26 (total market value of $1.5 million at issuance) on May 18, 2022. The number of PSUs earned will be based on attainment of certain performance criteria over a three-year period, with the actual number of shares issuable ranging between 0% and 150% of the number of PSUs granted. The PSUs have a three-year cliff vesting, from the date of grant, and any PSU’s earned will be issued after the vesting period. Also during 2022, we awarded RSU discretionary grants of 13,115 shares with a weighted average discounted grant date fair value of $12.69. Total shares forfeited from the 2022 plan were 26,282 as of December 31, 2022. At December 31, 2022, there was compensation expense of $1.2 million to be recognized recognized for awarded but unvested RSUs and $1.0 million to be recognized for awarded but unvested PSUs, with an expense recognition period remaining of 2.5 years. At December 31, 2022, there was compensation expense of $180,000 to be recognized for awarded but unvested RSAs, with an expense recognition period remaining of one year.

(d)                                  Stock Option Plans

    The Northwest Bancshares, Inc. 2018 Equity Incentive Plan also authorized the granting of 3,500,000 stock options authorized for award. On May 20, 2020, we granted employees 556,476 stock options and outside directors 57,600 stock options with an exercise price of $9.71 per share. On May 25, 2021, we granted employees 621,972 stock options and outside directors 72,000 stock options with an exercise price of $13.68 per share. There were no stock options granted during the year-ended December 31, 2022. These awarded stock options vest over a five-year period with the first vesting occurring on the grant date with a ten-year exercise period from the grant date.

The following table summarizes the activity in our option plans during the years ended December 31, 2022, 2021 and 2020 (amounts in this table are not in thousands):

	Years ended December 31,
	2022		2021		2020
	Number	Weighted average exercise price	Number	Weighted average exercise price	Number	Weighted average exercise price
Balance at beginning of year	4,380,310	$14.05	5,243,172	$13.72	5,101,351	$14.28
Granted (1)	—	—	693,972	13.68	614,076	9.71
Exercised (2)	(465,920)	12.14	(1,219,581)	12.28	(131,309)	11.81
Forfeited/expired	(256,810)	14.64	(337,253)	14.59	(340,946)	14.39
Balance at end of year	3,657,580	14.25	4,380,310	14.05	5,243,172	13.72
Exercisable at end of year	2,556,235	14.43	2,618,733	14.15	3,350,356	13.53
(1)Weighted average fair value of options at grant date: N/A, $0.64 and $0.13, respectively.
(2)The total intrinsic value of options exercised was $839,000, $2.3 million and $444,000, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
The aggregate intrinsic value of all options expected to vest and fully vested options at December 31, 2022 is $145,000 and ($1.1) million, respectively. The following table summarizes the number of options outstanding, number of options exercisable, and weighted average remaining life of all option grants as of December 31, 2022 (amounts in this table are not in thousands):

	Exercise price $9.71	Exercise price $12.37	Exercise price $12.44	Exercise price $13.15	Exercise price $13.68
Options outstanding:
Number of options	442,133	267,197	171,998	237,004	588,401
Weighted average remaining contract life (years)	7.5	2.5	0.5	1.5	8.5
Options exercisable:
Number of options	213,249	224,951	171,998	219,395	257,543
Weighted average remaining term - vested (years)	7.5	2.5	0.5	1.5	8.5

	Exercise price $14.15	Exercise price $15.57	Exercise price $16.59	Exercise price $17.27	Total Average $14.25
Options outstanding:
Number of options	384,878	490,787	626,953	448,229	3,657,580
Weighted average remaining contract life (years)	3.5	4.5	5.5	6.5	5.2
Options exercisable:
Number of options	302,162	355,907	504,215	306,815	2,556,235
Weighted average remaining term - vested (years)	3.5	4.5	5.5	6.5	3.8

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At December 31, 2022 and 2021, there was no significant unrealized appreciation or depreciation on these financial instruments.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at December 31, 2022 and 2021:

	December 31, 2022
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$139,365	139,365	139,365	—	—
Securities available-for-sale	1,218,108	1,218,108	—	1,218,108	—
Securities held-to-maturity	881,249	751,384	—	751,384	—
Loans receivable, net	10,792,503	9,910,852	—	—	9,910,852
Residential mortgage loans held-for-sale	9,913	9,913	—	—	9,913
Accrued interest receivable	35,528	35,528	35,528	—	—
Interest rate lock commitments	559	559	—	—	559
Forward commitments	128	128	—	128	—
Interest rate swaps not designated as hedging instruments	26,642	26,642	—	26,642	—
FHLB stock	40,143	40,143	—	—	—
Total financial assets	$13,144,138	12,132,622	174,893	1,996,262	9,921,324

Financial liabilities:
Savings and checking deposits	$10,412,263	10,412,263	10,412,263	—	—
Time deposits	1,052,285	1,059,790	—	—	1,059,790
Borrowed funds	681,166	680,996	680,996	—	—
Subordinated debt	113,840	102,554	—	102,554	—
Junior subordinated debentures	129,314	133,546	—	—	133,546
Foreign exchange swaps	23	23	—	23	—
Interest rate swaps not designated as hedging instruments	45,464	45,464	—	45,464	—
Risk participation agreements	18	18	—	18	—
Accrued interest payable	3,231	3,231	3,231	—	—
Total financial liabilities	$12,437,604	12,437,885	11,096,490	148,059	1,193,336

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The preceding methods and assumptions were used in estimating the fair value of financial instruments at December 31, 2022 and 2021.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table represents assets and liabilities measured at fair value on a recurring basis as of December 31, 2022:

	Level 1	Level 2	Level 3	Total at fair value
Debt securities:
U.S. government and agencies	$—	60,592	—	60,592
Government sponsored enterprises	—	39,201	—	39,201
States and political subdivisions	—	111,766	—	111,766
Corporate	—	12,978	—	12,978
Total debt securities	—	224,537	—	224,537

Residential mortgage-backed securities:
GNMA	—	12,434	—	12,434
FNMA	—	117,218	—	117,218
FHLMC	—	74,991	—	74,991
Non-agency	—	6	—	6
Collateralized mortgage obligations:
GNMA	—	364,553	—	364,553
FNMA	—	185,588	—	185,588
FHLMC	—	238,781	—	238,781
Total mortgage-backed securities	—	993,571	—	993,571

Interest rate lock commitments	—	—	559	559
Forward commitments	—	128	—	128
Interest rate swaps not designated as hedging instruments	—	26,642	—	26,642
Total assets	$—	1,244,878	559	1,245,437

Foreign exchange swaps	$—	23	—	23
Interest rate swaps not designated as hedging instruments	—	45,464	—	45,464
Risk participation agreements	—	18	—	18
Total liabilities	$—	45,505	—	45,505

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021
Beginning balance January 1,	$1,684	6,465

Net activity	(1,125)	(4,781)

Ending balance December 31,	$559	1,684

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans individually assessed, real estate owned, and MSRs.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2022:

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	15,416	15,416
Mortgage servicing rights	—	—	95	95
Real estate owned, net	—	—	413	413
Total assets	$—	—	15,924	15,924

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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

Individually Assessed Loans - A loan is considered to be individually assessed as described in Note 1(f). We classify loans individually assessed as nonrecurring Level 3.

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at December 31, 2022:

	Fair value ($)	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	15,416	Appraisal value (1)	Estimated cost to sell	10%
		Discounted cash flow	Discount rate	6.48% (6.48%)

Mortgage servicing rights	95	Discounted cash flow	Annual service cost	$85
			Prepayment rate	6.6% to 12.2% (9.0%)
			Expected life (months)	58.2 to 105.0 (77.6)
			Option adjusted spread	700 basis points
			Forward yield curve	4.12% to 5.04%

Real estate owned, net	413	Appraisal value (1)	Estimated cost to sell	10%

Loans held for sale	9,913	Quoted prices for similar loans in active markets adjusted by an expected pull-through rate	Estimated pull-through rate	100%
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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
Applicable regulations limit an organization’s capital distributions and certain discretionary bonus payments if the organization does not hold a “capital conservation buffer” consisting of 2.5% of Total Tier 1 and Common Equity Tier 1 (“CET1”) capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

Quantitative measures established by regulation to ensure capital adequacy require us and our banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1, and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2022 and 2021, we and our banking subsidiary exceeded all capital adequacy requirements to which we were subject.

We have elected to phase the estimated impact of CECL into regulatory capital in accordance with the interim final rule of the Board of Governors of the Federal Reserve System (FRB) and other U.S. banking agencies that became effective on March 31, 2020. As a result, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we were required to phase in 75% of the previously deferred estimated capital impact of CECL, with 50% to be phased in at the beginning of 2023, and 25% at the beginning of 2024, until fully phased in by the first quarter of 2025. Under the interim final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period.

As of December 15, 2022, the most recent assessment from FDIC, Northwest Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes. To be considered as “well capitalized,” Northwest Bank must maintain total risk-based, Tier 1 risk-based, CET 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s categories.

The actual, required, and well capitalized levels as of December 31, 2022 and 2021 were as follows:

	At December 31, 2022
	Actual		Minimum capital requirements (1)		Well capitalized requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,745,701	16.363%	$1,120,216	10.500%	$1,066,872	10.000%
Northwest Bank	1,568,202	14.712%	1,119,214	10.500%	1,065,918	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,516,621	14.216%	906,841	8.500%	853,498	8.000%
Northwest Bank	1,452,962	13.631%	906,030	8.500%	852,734	8.000%

CET 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,391,296	13.041%	746,810	7.000%	693,467	6.500%
Northwest Bank	1,452,962	13.631%	746,143	7.000%	692,847	6.500%

Tier 1 capital (leverage to average assets)
Northwest Bancshares, Inc.	1,516,621	10.817%	560,816	4.000%	701,020	5.000%
Northwest Bank	1,452,962	10.365%	560,706	4.000%	700,882	5.000%
(1) Amounts and ratios include the 2022 capital conservation buffer of 2.5% with the exception of Tier 1 capital to average assets. For further information related to the capital conservation buffer, see “Item 1. Business - Supervision and Regulation”.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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

(18)         Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of December 31, 2022, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(19)       Components of Accumulated Other Comprehensive Income

The following table sets forth the components of accumulated other comprehensive loss as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Unrealized gain/(loss) on marketable securities available-for-sale	$(164,206)	(12,317)
Defined benefit pension plans	(6,952)	(25,312)
Accumulated other comprehensive loss	$(171,158)	(37,629)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
The following table shows the changes in accumulated other comprehensive loss by component for the year ended December 31, 2022:

	Unrealized gains and losses on securities available-for-sale	Change in defined benefit pension plans	Total
Balance as of January 1,	$(12,317)	(25,312)	(37,629)
Other comprehensive (loss)/income before reclassification adjustments (1) (2)	(151,888)	18,884	(133,004)
Amounts reclassified from accumulated other comprehensive income (3) (4)	(1)	(524)	(525)
Net other comprehensive income/(loss)	(151,889)	18,360	(133,529)
Balance as of December 31,	$(164,206)	(6,952)	(171,158)
(1)Consists of unrealized holding losses, net of tax of $45,321.
(2)Consists of unrealized gains, net of tax of $(7,182).
(3)Consists of realized gains, net of tax of $0.
(4)Consists of realized gains, net of tax of $202.

The following table shows the changes in accumulated other comprehensive loss by component for the year ended December 31, 2021:

	Unrealized gains and losses on securities available-for-sale	Change in defined benefit pension plans	Total
Balance as of January 1,	$16,843	(50,392)	(33,549)
Other comprehensive income/(loss) before reclassification adjustments (1) (2)	(28,873)	23,748	(5,125)
Amounts reclassified from accumulated other comprehensive income (3) (4)	(287)	1,332	1,045
Net other comprehensive income/(loss)	(29,160)	25,080	(4,080)
Balance as of December 31,	$(12,317)	(25,312)	(37,629)
(1)Consists of unrealized holding losses, net of tax of $10,333.
(2)Consists of unrealized gains, net of tax of $(9,144).
(3)Consists of realized gains, net of tax of $92.
(4)Consists of realized losses, net of tax of $(515).

The following table shows the changes in accumulated other comprehensive loss by component for the year ended December 31, 2020:

	Unrealized gains and losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of January 1,	$3,147	—	(40,088)	(36,941)
Other comprehensive income/(loss) before reclassification adjustments (1) (2) (3)	13,711	(946)	(11,301)	1,464
Amounts reclassified from accumulated other comprehensive income (4) (5) (6)	(15)	946	997	1,928
Net other comprehensive income/(loss)	13,696	—	(10,304)	3,392
Balance as of December 31,	$16,843	—	(50,392)	(33,549)
(1)Consists of unrealized holding gains, net of tax of $(5,607).
(2)Consists of unrealized holding losses, net of tax of $209.
(3)Consists of unrealized losses, net of tax of $4,169.
(4)Consists of realized gains, net of tax of $6.
(5)Consists of realized losses, net of tax of $(209).
(6)Consists of realized losses, net of tax of $(395).

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
(20)                          Parent Company Only Financial Statements - Condensed

Statements of Financial Condition

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$174,102	128,001
Investment in bank subsidiary	1,656,159	1,674,360
Other assets	9,490	9,199
Total assets	$1,839,751	1,811,560

Liabilities and shareholders’ equity
Liabilities:
Debentures payable	$243,154	252,629
Other liabilities	2,109	1,814
Total liabilities	245,263	254,443
Shareholders’ equity	1,594,488	1,557,117
Total liabilities and shareholders’ equity	$1,839,751	1,811,560

Statements of Income

	Years ended December 31,
	2022	2021	2020
Income:
Interest income	$140	87	196
Other income	805	527	553
Dividends from bank subsidiary	161,000	73,000	—
Undistributed earnings from equity investment in bank subsidiary	(18,187)	88,944	80,996
Total income	143,758	162,558	81,745
Expense:
Compensation and employee benefits	1,656	1,358	1,234
Other expenses	1,042	1,033	2,241
Interest expense	9,825	7,870	4,933
Total expense	12,523	10,261	8,408
Income before income taxes	131,235	152,297	73,337
Income tax benefit	(2,431)	(2,026)	(1,517)
Net income	$133,666	154,323	74,854

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
(All dollar amounts presented in tables are in thousands, except as indicated)
Statements of Cash Flows

	Years ended December 31,
	2022	2021	2020
Operating activities:
Net income	$133,666	154,323	74,854
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary	18,187	(88,944)	(80,996)
Net change in other assets and liabilities	(9,457)	597	128,287
Net cash provided by operating activities	142,396	65,976	122,145

Investing activities:
Net cash used in investing activities	—	—	—

Financing activities:
Cash dividends paid on common stock	(101,468)	(100,274)	(93,132)
Repurchase of Northwest stock	—	(23,854)	(9,276)
Proceeds from stock options exercised	5,173	14,011	1,479
Net cash used in financing activities	(96,295)	(110,117)	(100,929)
Net increase/(decrease) in cash and cash equivalents	$46,101	(44,141)	21,216

Cash and cash equivalents at beginning of period	$128,001	172,142	150,926
Net increase/(decrease) in cash and cash equivalents	46,101	(44,141)	21,216
Cash and cash equivalents at end of period	$174,102	128,001	172,142

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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

    As long as the hedge remains highly effective the changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A hedging relationship that is determined to not be highly effective no longer qualifies for hedge accounting and any gain or loss is recognized immediately in earnings. During the quarter of September 30, 2020, the Company discontinued these cash flow hedges and, as a result, reclassified a $1.3 million loss into earnings. As of December 31, 2022, the Company had no cash flow hedges.

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

The following table presents information regarding our derivative financial instruments for the periods indicated:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At December 31, 2022
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$651,114	26,642	651,114	45,464
Foreign exchange swap agreements	—	—	2,328	23
Interest rate lock commitments	19,727	559	—	—
Forward commitments	4,909	128	—	—
Risk participation agreements	—	—	114,159	18
Total derivatives	$675,750	27,329	767,601	45,505

At December 31, 2021
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$644,997	31,254	644,997	31,357
Foreign exchange swap agreements	—	—	17,124	341
Interest rate lock commitments	67,473	1,684	—	—
Forward commitments	14,484	371	—	—
Risk participation agreements	—	—	93,135	60
Total derivatives	$726,954	33,309	755,256	31,758

    The following table presents income or expenses recognized on derivatives for the periods indicated:

	For the years ended December 31,
	2022	2021	2020
Hedging derivatives:
Decrease in interest expense	$—	—	(35)

Non-hedging swap derivatives:
(Decrease)/increase in other income	(83)	1,033	(700)
Increase in mortgage banking income	1,368	5,515	6,867

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

There were no changes made in our internal controls during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
    The “Proposal I-Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) is incorporated herein by reference.

Executive Officers
    The “Proposal I-Election of Directors-Executive Officers who are not Directors” section of the 2023 Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act
    The “Proposal I-Election of Directors-Section 16(a) Beneficial Ownership Reporting Compliance” section of the 2023 Proxy Statement is incorporated herein by reference.

Code of Ethics
    The “Proposal I-Election of Directors-Code of Ethics” section of the 2023 Proxy Statement is incorporated herein by reference. A copy of the Code of Ethics is available to shareholders on the “Governance Documents” portion of the Investor Relations’ section on the Company’s website at www.northwest.com.

Corporate Governance
    Information regarding the audit committee and its composition and the audit committee’s financial expert required by this item is incorporated herein by reference to the section captioned “Proposal I-Election of Directors-Meetings and Committees of the Board of Directors-Audit Committee” section of the 2023 Proxy Statement.

ITEM 11.                                         EXECUTIVE COMPENSATION

The “Proposal I-Election of Directors-Meetings and Committees of the Board of Directors-Compensation Committee,” “-Compensation Committee Interlocks and Insider Participation,” “-Compensation Committee Report,” “-Compensation Discussion and Analysis,” “-Executive Compensation,” “-Employment Agreements,” “-Potential Payments to Named Executive Officers,” “-Defined Benefit Plan,” “-Supplemental Executive Retirement Plan,” “-Life Insurance Coverage” and “-Director Compensation” sections of the Company’s 2023 Proxy Statement are incorporated herein by reference.

ITEM 12.                                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I-Election of Directors” section of the Company’s 2023 Proxy Statement is incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders.

Set forth below is certain information as of December 31, 2022 regarding equity compensation plans that have been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price (1)	Number of securities remaining available for issuance under plan
Northwest Bancshares, Inc. 2011 Equity Incentive Plan	1,551,864	$13.95	—
Northwest Bancshares, Inc. 2018 Equity Incentive Plan	2,105,716	14.48	—
Northwest Bancshares, Inc. 2022 Equity Incentive Plan	—	—	3,074,002
Total	3,657,580	$14.25	3,074,002
(1)Reflects exercise price of options only.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Proposal I-Election of Directors-Board Independence” and “Proposal I-Election of Directors-Transactions with Certain Related Persons” sections of the Company’s 2023 Proxy Statement are incorporated herein by reference.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Pittsburgh, PA, Auditor Firm ID: 185.

The “Proposal II-Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Company’s 2023 Proxy Statement is incorporated herein by reference.

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
(D)Consolidated Statements of Financial Condition at December 31, 2022 and 2021
(E)Consolidated Statements of Income for the Years ended December 31, 2022, 2021 and 2020
(F)Consolidated Statements of Comprehensive Income for the Years ended December 31, 2022, 2021 and 2020
(G)Consolidated Statements of Changes in Shareholders’ Equity for the Years ended December 31, 2022, 2021 and 2020
(H)Consolidated Statements of Cash Flows for the Years ended December 31, 2022, 2021 and 2020
(I)Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Regulation S-K exhibit number	Document	Reference to prior filing or exhibit number attached hereto

3.1	Articles of Incorporation	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-161805), filed with the SEC on September 9, 2009.

3.2	Articles of Amendment to Articles of Incorporation	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-161805), filed with the SEC on September 9, 2009.

3.3	Amended and Restated Bylaws of Northwest Bancshares, Inc.	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-161805), filed with the SEC on September 9, 2009.

4.1	Form of Common Stock Certificate	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-161805), filed with the SEC on September 9, 2009.

4.2	Description of Registrant’s Securities	Filed herewith as Exhibit 4.2

10.1	Amendment and Restatement of Deferred Compensation Plan for Outside Directors Of Northwest Savings Bank and Eligible Affiliates	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-23817), filed with the SEC on March 4, 2009.

10.2	Retirement Plan for Outside Directors of Northwest Savings Bank and Eligible Affiliates	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-23817), filed with the SEC on March 4, 2009.

10.3	Amended and Restated Northwest Savings Bank Nonqualified Supplemental Retirement Plan	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-23817), filed with the SEC on March 4, 2009.

10.4	Annual Performance Award Plan	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on September 16, 2020.

10.5	Northwest Bancorp, Inc. 2008 Stock Option Plan	Incorporated by reference to the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on April 11, 2008.

10.6	Amended and Restated Northwest Savings Bank and Affiliates Upper Managers Bonus Deferred Compensation Plan	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-23817), filed with the SEC on March 4, 2009.

10.7	Intentionally Omitted

10.8	Intentionally Omitted

10.9	Employment Agreement for John J. Golding	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on April 4, 2020.

10.10	Employment Agreement for Mark T. Reitzes	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on February 26, 2020.

10.11	Intentionally Omitted

10.12	Northwest Bancshares, Inc. 2011 Equity Incentive Plan	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on March 1, 2011.

10.13	Intentionally Omitted

10.14	Northwest Bancshares, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders (File no. 001-34582), filed with the SEC on March 7, 2018.

10.15	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on July 2, 2020.

10.16	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on July 2, 2020.

10.17	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on May 14, 2018.

10.18	Form of Amendment to Employee Agreement	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on November 16, 2021.

10.19	Employment Agreement by and between Northwest Bank, Northwest Bancshares, Inc. and Louis J. Torchio	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on August 17, 2022.

10.20	Employment Agreement by and between Northwest Bank, Northwest Bancshares, Inc. and William W. Harvey Jr.	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on August 17, 2022.

10.21	Northwest Bank Annual Performance Award Plan	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on April 22, 2022.

10.22	Northwest Bank and Northwest Bancshares, Inc. Change in Control Agreement for Scott Watson	Filed herewith as Exhibit 10.22

12	Statement re: computation of ratios	Not required

21	Subsidiaries of Registrant	Filed herewith as Exhibit 21

23	Consent of experts and counsel	Filed herewith as Exhibit 23

24	Power of Attorney	Not required

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32

101	Interactive Data File (XBRL)	Filed herewith as Exhibit 101

104	Interactive Data File (XBRL)	Filed herewith as Exhibit 104

ITEM 16.                                         FORM 10-K SUMMARY

    Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCSHARES, INC.

Date: February 24, 2023	By:	/s/ Louis J. Torchio
Louis J. Torchio, President and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 24, 2023	By:	/s/ Louis J. Torchio
Louis J. Torchio, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 24, 2023	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr., Senior Executive Vice President,
Chief Operating Officer, and
Chief Financial Officer (Principal Financial Officer)

Date: February 24, 2023	By:	/s/ Jeffrey J. Maddigan
Jeffrey J. Maddigan, Executive Vice President, Finance, Accounting
and Corporate Treasurer (Principal Accounting Officer)

Date: February 24, 2023	By:	/s/ Timothy B. Fannin
Timothy B. Fannin, Chairman and Director

Date: February 24, 2023	By:	/s/ Robert M. Campana
Robert M. Campana, Director

Date: February 24, 2023	By:	/s/ Deborah J. Chadsey
Deborah J. Chadsey, Director

Date: February 24, 2023	By:	/s/ Wilbur R. Davis
Wilbur R. Davis, Director

Date: February 24, 2023	By:	/s/ Timothy M. Hunter
Timothy M. Hunter, Director

Date: February 24, 2023	By:	/s/ William F. McKnight
William F. McKnight, Director

Date: February 24, 2023	By:	/s/ John P. Meegan
John P. Meegan, Director

Date: February 24, 2023	By:	/s/ Mark A. Paup
Mark A. Paup, Director

Date: February 24, 2023	By:	/s/ Sonia M. Probst
Sonia M. Probst, Director

Date: February 24, 2023	By:	/s/ David M. Tullio
David M. Tullio, Director

Date: February 24, 2023	By:	/s/ Pablo Vegas
Pablo Vegas, Director