Form 10-Q
period 2023-03-31
Northwest Bancshares, Inc.
filed 2023-05-05
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
 OR
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
Common Stock ($0.01 par value), 127,063,405 shares outstanding as of April 30, 2023.

NORTHWEST BANCSHARES, INC.

Item 1.        FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$96,497	139,365
Marketable securities available-for-sale (amortized cost of $1,402,805 and $1,431,728, respectively)	1,205,510	1,218,108
Marketable securities held-to-maturity (fair value of $750,345 and $751,384, respectively)	866,022	881,249
Total cash and cash equivalents and marketable securities	2,168,029	2,238,722

Loans held-for-sale	7,006	9,913
Loans held for investment	11,085,265	10,910,539
Allowance for credit losses	(121,257)	(118,036)
Loans receivable, net	10,971,014	10,802,416

FHLB stock, at cost	41,519	40,143
Accrued interest receivable	36,177	35,528
Real estate owned, net	524	413
Premises and equipment, net	140,301	145,909
Bank-owned life insurance	256,310	255,062
Goodwill	380,997	380,997
Other intangible assets, net	7,651	8,560
Other assets	191,294	205,574
Total assets	$14,193,816	14,113,324

Liabilities and shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$2,896,092	2,993,243
Interest-bearing demand deposits	2,541,503	2,686,431
Money market deposit accounts	2,328,050	2,457,569
Savings deposits	2,194,743	2,275,020
Time deposits	1,576,791	1,052,285
Total deposits	11,537,179	11,464,548

Borrowed funds	688,641	681,166
Subordinated debt	113,927	113,840
Junior subordinated debentures	129,379	129,314
Advances by borrowers for taxes and insurance	49,893	47,613
Accrued interest payable	2,236	3,231
Other liabilities	159,286	182,126
Total liabilities	12,680,541	12,621,838

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 127,065,400 and 127,028,848 shares issued and outstanding, respectively	1,271	1,270
Additional paid-in capital	1,020,855	1,019,647
Retained earnings	649,672	641,727
Accumulated other comprehensive loss	(158,523)	(171,158)
Total shareholders’ equity	1,513,275	1,491,486
Total liabilities and shareholders’ equity	$14,193,816	14,113,324
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except share data)

	Quarter ended March 31,
	2023	2022
Interest income:
Loans receivable	$123,745	88,174
Mortgage-backed securities	8,537	6,360
Taxable investment securities	845	677
Tax-free investment securities	700	674
FHLB stock dividends	690	81
Interest-earning deposits	423	467
Total interest income	134,940	96,433
Interest expense:
Deposits	11,238	3,751
Borrowed funds	11,238	2,059
Total interest expense	22,476	5,810
Net interest income	112,464	90,623
Provision for credit losses - loans	4,870	(1,481)
Provision for credit losses - unfunded commitments	126	1,596
Net interest income after provision for credit losses	107,468	90,508
Noninterest income:
Loss on sale of investments	—	(2)
Service charges and fees	13,189	13,067
Trust and other financial services income	6,449	7,012
Gain/(loss) on real estate owned, net	108	(29)
Income from bank-owned life insurance	1,269	1,983
Mortgage banking income	524	1,465
Other operating income	2,430	2,244
Total noninterest income	23,969	25,740
Noninterest expense:
Compensation and employee benefits	46,604	46,917
Premises and occupancy costs	7,471	7,797
Office operations	3,010	3,383
Collections expense	387	520
Processing expenses	14,350	12,548
Marketing expenses	2,892	2,128
Federal deposit insurance premiums	2,223	1,129
Professional services	4,758	2,573
Amortization of intangible assets	909	1,183
Real estate owned expense	181	37
Merger, asset disposition and restructuring expense	2,802	1,374
Other expenses	1,863	759
Total noninterest expense	87,450	80,348
Income before income taxes	43,987	35,900
Federal and state income taxes expense	10,308	7,613
Net income	$33,679	28,287
Basic earnings per share	$0.27	0.22
Diluted earnings per share	$0.26	0.22
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Quarter ended March 31,
	2023	2022
Net income	$33,679	28,287
Other comprehensive income/(loss) net of tax:
Net unrealized holding gains/(losses) on marketable securities:
Unrealized holding gains/(losses), net of tax of ($3,308) and $18,877, respectively	13,017	(64,783)
Reclassification adjustment for gains/(losses) included in net income, net of tax of $0 and $0, respectively	—	(1)
Net unrealized holding gains/(losses) on marketable securities	13,017	(64,784)

Defined benefit plan:
Actuarial reclassification adjustments for prior period service costs and actuarial gains included in net income, net of tax of $152 and $50, respectively	(382)	(131)

Other comprehensive income/(loss)	12,635	(64,915)

Total comprehensive income/(loss)	$46,314	(36,628)
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Quarter ended March 31, 2023	Shares	Amount
Beginning balance at December 31, 2022	127,028,848	$1,270	1,019,647	641,727	(171,158)	1,491,486

Comprehensive income:
Net income	—	—	—	33,679	—	33,679

Other comprehensive income, net of tax of ($3,157)	—	—	—	—	12,635	12,635

Total comprehensive income	—	—	—	33,679	12,635	46,314

Adoption of ASU No. 2022-02	—	—	—	(329)	—	(329)

Exercise of stock options	38,218	1	464	—	—	465

Stock-based compensation expense	33,048	—	744	—	—	744

Stock-based compensation forfeited	(34,714)	—	—	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(25,405)	—	(25,405)

Ending balance at March 31, 2023	127,065,400	$1,271	1,020,855	649,672	(158,523)	1,513,275

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended March 31, 2022	Shares	Amount
Beginning balance at December 31, 2021	126,612,183	$1,266	1,010,405	609,529	(37,629)	1,583,571

Comprehensive income:
Net income	—	—	—	28,287	—	28,287

Other comprehensive loss, net of tax of $18,927	—	—	—	—	(64,915)	(64,915)

Total comprehensive income/(loss)	—	—	—	28,287	(64,915)	(36,628)

Exercise of stock options	101,613	1	1,204	—	—	1,205

Stock-based compensation expense	10,222	—	699	—	—	699

Stock-based compensation forfeited	(37,645)	—	—	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(25,335)	—	(25,335)

Ending balance at March 31, 2022	126,686,373	$1,267	1,012,308	612,481	(102,544)	1,523,512
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Quarter ended March 31,
	2023	2022
Operating activities:
Net income	$33,679	28,287
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	4,996	115
Net loss on sale of assets	1,254	780
Mortgage banking activity	(179)	677
Net depreciation, amortization and accretion	2,154	3,595
Decrease/(increase) in other assets	6,958	(30,666)
Decrease in other liabilities	(24,494)	(33,221)
Net amortization on marketable securities	876	1,505
Noncash compensation expense related to stock benefit plans	744	699
Noncash write-down of real estate owned	37	29
Origination of loans held-for-sale	(30,712)	(104,535)
Proceeds from sale of loans held-for-sale	34,530	110,278
Net cash provided by/(used in) operating activities	29,843	(22,457)

Investing activities:
Purchase of marketable securities available-for-sale	—	(61,640)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	15,028	30,092
Proceeds from maturities and principal reductions of marketable securities available-for-sale	28,246	83,295
Proceeds from bank-owned life insurance	1,633	1,354
Loan originations	(923,686)	(901,499)
Loan purchases	—	(210,775)
Proceeds from loan maturities and principal reductions	748,472	985,218
Net (redemptions)/proceeds of FHLB stock	(1,376)	866
Proceeds from sale of real estate owned	186	—
Proceeds from sale of real estate owned for investment, net	—	76
Disposals of premises and equipment, net	1,340	329
Net cash used in investing activities	(130,157)	(72,684)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
(in thousands)

	Three months ended March 31,
	2023	2022
Financing activities:
Net increase in deposits	$72,631	19,235
Net increase/(decrease) in short-term borrowings	7,475	(17,657)
Increase/(decrease) in advances by borrowers for taxes and insurance	2,280	(560)
Cash dividends paid on common stock	(25,405)	(25,335)
Proceeds from stock options exercised	465	1,205
Net cash provided by/(used in) financing activities	57,446	(23,112)
Net decrease in cash and cash equivalents	$(42,868)	(118,253)

Cash and cash equivalents at beginning of period	$139,365	1,279,259
Net decrease in cash and cash equivalents	(42,868)	(118,253)
Cash and cash equivalents at end of period	$96,497	1,161,006

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $10,676 and $3,650, respectively)	$23,471	7,051
Income taxes	291	84

Non-cash activities:
Loan foreclosures and repossessions	$847	1,142
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

The accompanying unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Capital Group, Inc., Great Northwest Corporation, and MutualFirst Interest Company, Inc. The unaudited Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information or footnotes required for complete annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included. The Consolidated Financial Statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 updated, as required, for any new pronouncements or changes.

Certain items previously reported have been reclassified to conform to the current year’s reporting format. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the quarter ended March 31, 2022, to reclassify the provision for credit losses - unfunded commitments, previously presented in other expense, to provide additional transparency to financial statement users.

The results of operations for the quarter ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other period.

Stock-Based Compensation

On March 15, 2023, the Company awarded employees 176,623 restricted stock units (“RSUs”) with a weighted average discounted grant date fair value of $11.28. The RSUs vest over a three-year period with the first vesting occurring one year from the grant date. The Company awarded directors 33,048 restricted stock awards (“RSAs”) with a grant date fair value of $12.80 which fully vest one-year from the grant date. Also, the Company awarded employees 176,623 performance share units (“PSUs”) with a discounted grant date fair value of $10.54. The number of PSUs earned will be based on attainment of certain performance criteria over a three-year period, with the actual number of shares issuable ranging between 0% and 150% of the number of PSUs granted. The PSUs have a three-year cliff vesting, from the date of grant, and any PSUs earned will be issued after the vesting period. During the quarter ended March 31, 2023, we awarded discretionary grants of 112,021 RSUs with a weighted average grant date fair value of $11.41. These shares vest over a two or three years period with the first vesting occurring one year from the grant date. Stock-based compensation expense of $744,000 and $699,000 for the quarters ended March 31, 2023 and 2022, respectively, was recognized in compensation expense relating to our stock benefit plans. At March 31, 2023, there was compensation expense of $643,000 to be recognized for awarded but unvested stock options, $3.4 million for unvested restricted common shares, $4.3 million to be recognized for awarded but unvested RSUs, $470,000 to be recognized for awarded but unvested RSAs, and $2.7 million to be recognized for awarded but unvested PSUs.

 Income Taxes-Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. We had $473,000 of liability for unrecognized tax benefits as of both March 31, 2023 and December 31, 2022.

We recognize interest accrued related to: (1) unrecognized tax benefits in other expenses and (2) refund claims in other operating income. We recognize penalties (if any) in other expenses. We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2022, 2021, 2020 and 2019.

Recently Adopted Accounting Standards

In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure.” This ASU eliminates the accounting guidance for troubled debt restructurings ("TDRs"), while enhancing disclosure requirements for certain loan modifications when a borrower is experiencing financial difficulty. This ASU also requires the disclosure of current period gross write-offs by year for origination for financing receivables. This guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those years, with early adoption permitted. This ASU is applied prospectively to modifications and write-offs beginning on the first day of the fiscal year of adoption. An entity may elect to adopt a modified retrospective transition method on the recognition and measurement of the TDR guidance.

We adopted ASU 2022-02 using a modified retrospective transition approach related to the recognition and measurement of the TDR guidance and on a prospective basis for modification and write-offs. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required ASU 2022-02 disclosure for periods before the date of adoption (i.e. January 1, 2023). This change did not have a material effect on our consolidated financial statements.

(2)    Marketable Securities

The following table shows the portfolio of marketable securities available-for-sale at March 31, 2023 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S government and agencies:
Due after one year through five years	$20,000	—	(1,421)	18,579
Due after ten years	52,089	—	(9,653)	42,436

Debt issued by government-sponsored enterprises:
Due after one year through five years	20,983	—	(2,680)	18,303
Due after five years through ten years	25,600	—	(3,623)	21,977

Municipal securities:
Due within one year	503	—	—	503
Due after one year through five years	990	27	(12)	1,005
Due after five years through ten years	38,384	1	(1,612)	36,773
Due after ten years	87,322	131	(11,059)	76,394

Corporate debt issues:
Due after five years through ten years	13,528	—	(958)	12,570

Residential mortgage-backed securities:
Fixed rate pass-through	221,361	49	(28,136)	193,274
Variable rate pass-through	8,287	4	(149)	8,142
Fixed rate agency CMOs	886,717	—	(137,663)	749,054
Variable rate agency CMOs	27,041	35	(576)	26,500
Total residential mortgage-backed securities	1,143,406	88	(166,524)	976,970
Total marketable securities available-for-sale	$1,402,805	247	(197,542)	1,205,510

The following table shows the portfolio of marketable securities available-for-sale at December 31, 2022 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after one year through five years	$20,000	—	(1,799)	18,201
Due after ten years	53,152	—	(10,761)	42,391

Debt issued by government-sponsored enterprises:
Due after one year through five years	993	—	(49)	944
Due after five years through ten years	45,814	—	(7,557)	38,257

Municipal securities:
Due within one year	506	—	(1)	505
Due after one year through five years	986	21	(13)	994
Due after five years through ten years	36,332	—	(2,290)	34,042
Due after ten years	89,631	8	(13,414)	76,225

Corporate debt issues:
Due after five years through ten years	13,540	—	(562)	12,978

Residential mortgage-backed securities:
Fixed rate pass-through	227,122	35	(31,171)	195,986
Variable rate pass-through	8,837	10	(184)	8,663
Fixed rate agency CMOs	906,962	—	(145,284)	761,678
Variable rate agency CMOs	27,853	31	(640)	27,244
Total residential mortgage-backed securities	1,170,774	76	(177,279)	993,571
Total marketable securities available-for-sale	$1,431,728	105	(213,725)	1,218,108

The following table shows the portfolio of marketable securities held-to-maturity at March 31, 2023 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due after one year through five years	$29,477	—	(3,131)	26,346
Due after five years through ten years	94,978	—	(15,560)	79,418

Residential mortgage-backed securities:
Fixed rate pass-through	159,504	—	(22,260)	137,244
Variable rate pass-through	521	—	(7)	514
Fixed rate agency CMOs	581,013	—	(74,710)	506,303
Variable rate agency CMOs	529	—	(9)	520
Total residential mortgage-backed securities	741,567	—	(96,986)	644,581
Total marketable securities held-to-maturity	$866,022	—	(115,677)	750,345

The following table shows the portfolio of marketable securities held-to-maturity at December 31, 2022 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due after one year through five years	$29,478	—	(3,676)	25,802
Due after five years through ten years	94,977	—	(18,157)	76,820

Residential mortgage-backed securities:
Fixed rate pass-through	163,196	—	(24,684)	138,512
Variable rate pass-through	542	—	(12)	530
Fixed rate agency CMOs	592,527	—	(83,325)	509,202
Variable rate agency CMOs	529	—	(11)	518
Total residential mortgage-backed securities	756,794	—	(108,032)	648,762
Total marketable securities held-to-maturity	$881,249	—	(129,865)	751,384

The following table shows the contractual maturity of our residential mortgage-backed securities available-for-sale at March 31, 2023 (in thousands):

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due within one year	$33	32
Due after one year through five years	33,776	31,288
Due after five years through ten years	44,464	41,905
Due after ten years	1,065,133	903,745
Total residential mortgage-backed securities	$1,143,406	976,970

The following table shows the contractual maturity of our residential mortgage-backed securities held-to-maturity at March 31, 2023 (in thousands):

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due after one year through five years	$20,514	17,902
Due after five years through ten years	20,242	16,208
Due after ten years	700,811	610,471
Total residential mortgage-backed securities	$741,567	644,581

The following table shows the fair value of and gross unrealized losses on available for sale investment securities and held to maturity investment securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2023 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$594	(6)	206,465	(36,062)	207,059	(36,068)
Municipal securities	7,623	(166)	100,054	(12,517)	107,677	(12,683)
Corporate issues	12,570	(958)	—	—	12,570	(958)
Residential mortgage-backed securities - agency	245,143	(7,650)	1,371,351	(255,860)	1,616,494	(263,510)
Total	$265,930	(8,780)	1,677,870	(304,439)	1,943,800	(313,219)

The following table shows the fair value of and gross unrealized losses on available for sale investment securities and held to maturity investment securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2022 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$1,735	(82)	200,679	(41,917)	202,414	(41,999)
Corporate debt issues	12,979	(562)	—	—	12,979	(562)
Municipal securities	60,676	(4,047)	44,493	(11,671)	105,169	(15,718)
Residential mortgage-backed securities - agency	373,186	(22,796)	1,264,042	(262,515)	1,637,228	(285,311)
Total	$448,576	(27,487)	1,509,214	(316,103)	1,957,790	(343,590)

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of March 31, 2023, which were comprised of 632 individual securities, represents a credit loss impairment. All of these securities were issued by U.S. government agencies, U.S. government-sponsored enterprises, local municipalities, or represent corporate debt. The securities issued by the U.S. government agencies or U.S. government-sponsored enterprises are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The securities issued by local municipalities and the corporate debt issues were all highly rated by major rating agencies and have no history of credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. The Company does not have the intent to sell these investment securities and it is more likely than not that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The decline in fair value of the held-to-maturity debt securities were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities, therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2023.

The following table presents the credit quality of our held-to-maturity securities, based on the latest information available as of March 31, 2023 (in thousands). The credit ratings are sourced from nationally recognized rating agencies, which include Moody’s and S&P, they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of March 31, 2023.

	AA+	Total
Held-to-maturity securities (at amortized cost):
Debt issued by the U.S. government-sponsored enterprises	$124,455	124,455
Residential mortgage-backed securities	741,567	741,567
Total marketable securities held-to-maturity	$866,022	866,022

(3)    Loans Receivable

The following table shows a summary of our loans receivable at amortized cost basis at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023			December 31, 2022
	Originated (1)	Acquired (2)	Total	Originated (1)	Acquired (2)	Total
Personal Banking:
Residential mortgage loans (3)	$3,341,084	164,381	3,505,465	3,327,879	170,720	3,498,599
Home equity loans	1,129,817	151,729	1,281,546	1,131,641	166,033	1,297,674
Vehicle loans	2,037,094	84,708	2,121,802	1,965,385	91,398	2,056,783
Consumer loans	103,376	6,955	110,331	104,284	7,588	111,872
Total Personal Banking	6,611,371	407,773	7,019,144	6,529,189	435,739	6,964,928

Commercial Banking:
Commercial real estate loans (4)	2,178,258	290,782	2,469,040	2,135,607	312,421	2,448,028
Commercial real estate loans - owner occupied	328,519	29,545	358,064	341,704	33,823	375,527
Commercial loans	1,202,504	43,519	1,246,023	1,082,914	49,055	1,131,969
Total Commercial Banking	3,709,281	363,846	4,073,127	3,560,225	395,299	3,955,524
Total loans receivable, gross	10,320,652	771,619	11,092,271	10,089,414	831,038	10,920,452

Allowance for credit losses	(111,443)	(9,814)	(121,257)	(107,379)	(10,657)	(118,036)
Total loans receivable, net (5)	$10,209,209	761,805	10,971,014	9,982,035	820,381	10,802,416
(1) Includes originated and loan pools purchased in an asset acquisition.
(2) Includes loans subject to purchase accounting in a business combination.
(3) Includes $6.4 million and $9.9 million of loans held-for-sale at March 31, 2023 and December 31, 2022, respectively.
(4) Includes $619,000 and $0 of loans held-for-sale at March 31, 2023 and December 31, 2022, respectively.
(5) Includes $78.3 million and $76.1 million of net unearned income, unamortized premiums and discounts and deferred fees and costs at March 31, 2023 and December 31, 2022, respectively.

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended March 31, 2023 (in thousands):

	Balance as of March 31, 2023	Current period provision	Charge-offs	Recoveries	ASU 2022-02 Adoption	Balance as of December 31, 2022
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$19,238	(1)	(207)	185	—	19,261
Home equity loans	5,481	(450)	(164)	193	—	5,902
Vehicle loans	26,166	4,253	(1,668)	522	—	23,059
Consumer loans	732	796	(1,066)	337	—	665
Total Personal Banking	51,617	4,598	(3,105)	1,237	—	48,887

Commercial Banking:
Commercial real estate loans	45,404	121	(657)	1,008	426	44,506
Commercial real estate loans - owner occupied	3,351	(674)	—	21	—	4,004
Commercial loans	20,885	825	(865)	286	—	20,639
Total Commercial Banking	69,640	272	(1,522)	1,315	426	69,149
Total	$121,257	4,870	(4,627)	2,552	426	118,036

Allowance for Credit Losses - off-balance sheet exposure (1)
Personal Banking:
Residential mortgage loans	$3	(1)	—	—	—	4
Home equity loans	60	(14)	—	—	—	74
Total Personal Banking	63	(15)	—	—	—	78

Commercial Banking:
Commercial real estate loans	5,924	549	—	—	—	5,375
Commercial real estate loans - owner occupied	441	62	—	—	—	379
Commercial loans	6,611	(470)	—	—	—	7,081
Total Commercial Banking	12,976	141	—	—	—	12,835
Total off-balance sheet exposure	$13,039	126	—	—	—	12,913

(1) The table above has been revised to reflect the correct ending balance for total off-balance-sheet exposure at December 31, 2022. We evaluated the effect of the revision, both qualitatively and quantitatively, and concluded that the impact of the revision was not material.

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

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at March 31, 2023 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$3,505,465	19,238	6,330	—
Home equity loans	1,281,546	5,481	3,630	—
Vehicle loans	2,121,802	26,166	4,009	—
Consumer loans	110,331	732	256	488
Total Personal Banking	7,019,144	51,617	14,225	488

Commercial Banking:
Commercial real estate loans	2,469,040	45,404	60,759	—
Commercial real estate loans - owner occupied	358,064	3,351	551	—
Commercial loans	1,246,023	20,885	3,074	164
Total Commercial Banking	4,073,127	69,640	64,384	164

Total	$11,092,271	121,257	78,609	652

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2022, prior to the adoption of ASU 2022-02 (in thousands):

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

We present the amortized cost of our loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the quarter ended March 31, 2023 (in thousands):

		March 31, 2023
	Nonaccrual loans at January 1, 2023	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$7,574	6,330	—	6,330	—
Home equity loans	4,145	3,446	184	3,630	—
Vehicle loans	3,771	2,857	1,152	4,009	—
Consumer loans	256	251	5	256	488
Total Personal Banking	15,746	12,884	1,341	14,225	488

Commercial Banking:
Commercial real estate loans	62,239	22,529	38,230	60,759	—
Commercial real estate loans - owner occupied	624	551	—	551	—
Commercial loans	2,627	2,718	356	3,074	164
Total Commercial Banking	65,490	25,798	38,586	64,384	164

Total	$81,236	38,682	39,927	78,609	652

During the quarter ended March 31, 2023, we did not recognize interest income on nonaccrual loans.

The following table presents the amortized cost of our loans on nonaccrual status as of the year ended December 31, 2022 (in thousands):

		December 31, 2022
	Nonaccrual loans at January 1, 2022	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$10,402	7,574	—	7,574	—
Home equity loans	5,758	3,887	258	4,145	—
Vehicle loans	3,263	2,175	1,596	3,771	2
Consumer loans	675	256	—	256	405
Total Personal Banking	20,098	13,892	1,854	15,746	407

Commercial Banking:
Commercial real estate loans	129,666	22,182	40,057	62,239	—
Commercial real estate loans - owner occupied	1,233	624	—	624	—
Commercial loans	7,474	2,024	603	2,627	337
Total Commercial Banking	138,373	24,830	40,660	65,490	337

Total	$158,471	38,722	42,514	81,236	744

During the year ended December 31, 2022, we recognized $678,000 of interest income on nonaccrual and troubled debt restructuring loans.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2023 (in thousands):

	Real estate	Equipment	Total
Commercial Banking:
Commercial real estate loans	$54,903	—	54,903
Commercial loans	170	183	353
Total Commercial Banking	55,073	183	55,256

Total	$55,073	183	55,256

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2022 (in thousands):

	Real estate	Equipment	Total
Personal Banking:
Residential mortgage loans	$569	—	569
Home equity loans	100	—	100
Total Personal Banking	669	—	669

Commercial Banking:
Commercial real estate loans	57,056	—	57,056
Commercial loans	175	210	385
Total Commercial Banking	57,231	210	57,441

Total	$57,900	210	58,110

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extensions, an other-than-insignificant payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses.

In some cases, the Company provides multiple types of concessions to one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For loans included in the "combination" columns below, multiple types of modifications have been made on the same loan within the current reporting period. The combination is at least two of the following: a term extension, principal forgiveness, an other-than-insignificant payment delay, and/or an interset rate reduction.

The following table presents the amortized cost basis of loans as of March 31, 2023 that were both experiencing financial difficulty and modified during the quarter ended March 31, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financial receivable is also presented below.

	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable
Personal Banking:
Residential mortgage loans	$180	—	0.01%
Home equity loans	110	—	0.01%
Consumer loans	—	3	—%
Total Personal Banking	290	3	—%

Commercial Banking:
Commercial real estate loans	242	—	0.01%
Commercial loans	765	—	0.06%
Total Commercial Banking	1,007	—	0.02%

Total	$1,297	3	0.01%

The Company has committed to lend additional amounts totaling $31,000 to the borrowers included in the previous table.

The following table presents the effect of the loan modifications presented above to borrowers experiencing financial difficulty for the quarter ended March 31, 2023:

	Weighted-average interest rate reduction	Weighted-average term extension in months
Personal Banking:
Residential mortgage loans	—%	147
Home equity loans	—%	115
Consumer loans	12%	356
Total Personal Banking	12%	137

Commercial Banking:
Commercial real estate loans	—%	24
Commercial loans	—%	9
Total Commercial Banking	—%	13
Total loans	12%	41

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All loans modified since the adoption of ASU 2022-02 are current on their payments as of March 31, 2023. No loans modified since the adoption of ASU 2022-02 subsequently defaulted during the quarter ended March 31, 2023.

The modifications to borrowers experiencing financial distress are included in their respective portfolio segment and the current loan balance and updated loan terms are run through their respective ACL models to arrive at the quantitative portion of the ACL. Subsequent performance of the loans will be measured by delinquency status and will be captured through our ACL models or our qualitative factor assessment, as deemed appropriate. If we no longer believe the loan demonstrates similar risks to their respective portfolio segment an individual assessment will be performed. Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table provides a roll forward of troubled debt restructurings for the period indicated, prior to the adoption of ASU 2022-02 (dollars in thousands):

	For the quarter ended March 31, 2022
	Number of contracts	Amount
Beginning TDR balance:	134	$30,288
New TDRs	—	—
Re-modified TDRs	1	202
Net paydowns	—	(1,030)
Charge-offs:
Residential mortgage loans	1	(3)
Paid-off loans:
Residential mortgage loans	1	(201)
Home equity loans	1	(64)
Commercial real estate loans	1	(289)
Ending TDR balance:	130	$28,701
Accruing TDRs		$12,686
Nonaccrual TDRs		16,015

The following table provides information related to TDRs (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated, prior to the adoption of ASU 2022-02 (in thousands):

	For the quarter ended March 31, 2022
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Commercial Banking:
Commercial real estate loans	1	$330	202	11
Total Commercial Banking	1	330	202	11

Total	1	$330	202	11

The following table provides information as of March 31, 2022 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended March 31, 2022, prior to the adoption of ASU 2022-02 (in thousands):

		Type of modification
	Number of contracts	Maturity date	Total

Commercial Banking:
Commercial real estate loans	1	$202	202
Total Commercial Banking	1	202	202

Total	1	$202	202

The following table provides information related to troubled debt restructurings modified within the previous twelve months of March 31, 2022 that subsequently defaulted, prior to the adoption of ASU 2022-02:

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Commercial Banking:
Commercial real estate loans	1	$4,167	3,823	—
Total Commercial Banking	1	4,167	3,823	—

Total	1	$4,167	3,823	—

The following table provides information related to the amortized cost basis of loan payment delinquencies at March 31, 2023 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$26,992	1,922	3,300	32,214	3,473,251	3,505,465	—
Home equity loans	4,235	1,061	2,190	7,486	1,274,060	1,281,546	—
Vehicle loans	6,574	1,763	2,622	10,959	2,110,843	2,121,802	—
Consumer loans	356	320	657	1,333	108,998	110,331	488
Total Personal Banking	38,157	5,066	8,769	51,992	6,967,152	7,019,144	488

Commercial Banking:
Commercial real estate loans	4,372	1,875	7,804	14,051	2,454,989	2,469,040	—
Commercial real estate loans - owner occupied	462	74	206	742	357,322	358,064	—
Commercial loans	4,253	1,088	1,302	6,643	1,239,380	1,246,023	164
Total Commercial Banking	9,087	3,037	9,312	21,436	4,051,691	4,073,127	164
Total loans	$47,244	8,103	18,081	73,428	11,018,843	11,092,271	652

The following table provides information related to the amortized cost basis of loan payment delinquencies at December 31, 2022 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$29,487	5,563	5,574	40,624	3,457,975	3,498,599	—
Home equity loans	6,657	975	2,257	9,889	1,287,785	1,297,674	—
Vehicle loans	8,677	2,770	2,471	13,918	2,042,865	2,056,783	2
Consumer loans	758	300	608	1,666	110,206	111,872	405
Total Personal Banking	45,579	9,608	10,910	66,097	6,898,831	6,964,928	407

Commercial Banking:
Commercial real estate loans	3,947	2,377	7,589	13,913	2,434,115	2,448,028	—
Commercial real estate loans - owner occupied	61	—	278	339	375,188	375,527	—
Commercial loans	2,648	1,115	1,829	5,592	1,126,377	1,131,969	337
Total Commercial Banking	6,656	3,492	9,696	19,844	3,935,680	3,955,524	337
Total originated loans	$52,235	13,100	20,606	85,941	10,834,511	10,920,452	744

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

For Personal Banking loans a pass risk rating is maintained until they are 90 days or greater past due, and risk rating reclassification is based primarily on past due status of the loan. The risk rating categories can generally be described by the following groupings:

Pass — Loans classified as pass are homogeneous loans that are less than 90 days past due from the required payment date at month-end.

Substandard — Loans classified as substandard are homogeneous loans that are greater than 90 days past due from the required payment date at month-end, or homogenous retail loans that are greater than 180 days past due from the required payment date at month-end that has been written down to the value of underlying collateral, less costs to sell.

Doubtful — Loans classified as doubtful are homogeneous loans that are greater than 180 days past due from the required payment date at month-end and not written down to the value of underlying collateral. These loans are generally charged-off in the month in which the 180 day period elapses.

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator and the current period charge-offs by year of origination for each portfolio segment as of March 31, 2023 (in thousands):

	YTD March 31, 2023	2022	2021	2020	2019	Prior	Revolving loans	Revolving loans converted to term loans		Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$51,579	678,388	830,471	537,283	261,565	1,139,849	—	—		3,499,135
Substandard	—	—	79	581	300	5,370	—	—		6,330
Total residential mortgage loans	51,579	678,388	830,550	537,864	261,865	1,145,219	—	—		3,505,465
Residential mortgage current period charge-offs	—	—	(5)	(130)	—	(72)	—	—		(207)
Home equity loans
Pass	26,357	112,100	121,813	166,339	106,447	238,302	463,880	42,677		1,277,915
Substandard	—	194	—	38	283	1,706	565	845		3,631
Total home equity loans	26,357	112,294	121,813	166,377	106,730	240,008	464,445	43,522		1,281,546
Home equity current period charge-offs	—	(14)	(46)	—	(4)	(100)	—	—		(164)
Vehicle loans
Pass	260,159	895,489	551,391	200,686	115,545	94,522	—	—		2,117,792
Substandard	—	716	1,367	498	671	758	—	—		4,010
Total vehicle loans	260,159	896,205	552,758	201,184	116,216	95,280	—	—		2,121,802
Vehicle current period charge-offs	(139)	(459)	(502)	(151)	(136)	(281)	—	—		(1,668)
Consumer loans
Pass	6,861	17,186	8,551	3,646	2,809	7,056	62,505	973		109,587
Substandard	—	9	48	—	38	52	535	62		744
Total consumer loans	6,861	17,195	8,599	3,646	2,847	7,108	63,040	1,035		110,331
Consumer loan current period charge-offs	(546)	(79)	(56)	(49)	(69)	(267)	—	—		(1,066)
Total Personal Banking	344,956	1,704,082	1,513,720	909,071	487,658	1,487,615	527,485	44,557		7,019,144
Business Banking:
Commercial real estate loans
Pass	26,079	356,787	358,622	356,953	239,799	870,794	24,999	14,439		2,248,472
Special mention	—	—	17,672	26,946	2,978	19,856	41	15		67,508
Substandard	—	—	899	2,219	47,441	101,821	503	177		153,060
Total commercial real estate loans	26,079	356,787	377,193	386,118	290,218	992,471	25,543	14,631		2,469,040
Commercial real estate current period charge-offs	—	—	(45)	—	(51)	(561)	—	—		(657)
Commercial real estate loans - owner occupied
Pass	1,196	60,992	49,100	15,144	46,777	159,083	2,653	2,259		337,204
Special mention	—	125	—	12	—	2,192	—	—		2,329
Substandard	—	—	—	1,364	4,987	11,416	—	764		18,531
Total commercial real estate loans - owner occupied	1,196	61,117	49,100	16,520	51,764	172,691	2,653	3,023		358,064
Commercial real estate - owner occupied current period charge-offs	—	—	—	—	—	—	—	—		—
Commercial loans
Pass	126,312	465,338	85,830	34,172	43,470	66,679	390,608	4,935	]	1,217,344
Special mention	24	355	2,058	437	1,481	205	1,821	—		6,381
Substandard	—	2,665	589	731	2,021	1,721	12,415	2,156		22,298
Total commercial loans	126,336	468,358	88,477	35,340	46,972	68,605	404,844	7,091		1,246,023
Commercial loans current period charge-offs	—	(147)	(268)	(180)	—	(270)	—	—		(865)
Total Business Banking	153,611	886,262	514,770	437,978	388,954	1,233,767	433,040	24,745		4,073,127

Total loans	$498,567	2,590,344	2,028,490	1,347,049	876,612	2,721,382	960,525	69,302		11,092,271
For the quarter ended March 31, 2023, $4.9 million of revolving loans were converted to term loans.

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator for each portfolio segment as of December 31, 2022 (in thousands):

	2022	2021	2020	2019	2018	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$659,930	837,823	546,604	265,520	131,599	1,043,394	—	—	3,484,870
Substandard	422	187	474	796	531	11,319	—	—	13,729
Total residential mortgage loans	660,352	838,010	547,078	266,316	132,130	1,054,713	—	—	3,498,599
Home equity loans
Pass	114,598	126,608	173,044	110,495	50,314	198,971	475,229	42,887	1,292,146
Substandard	—	46	—	127	324	3,066	683	1,282	5,528
Total home equity loans	114,598	126,654	173,044	110,622	50,638	202,037	475,912	44,169	1,297,674
Vehicle loans
Pass	966,432	611,310	227,897	135,134	70,071	42,166	—	—	2,053,010
Substandard	292	1,096	667	689	657	372	—	—	3,773
Total vehicle loans	966,724	612,406	228,564	135,823	70,728	42,538	—	—	2,056,783
Consumer loans
Pass	19,302	9,874	4,327	3,557	2,409	5,094	65,610	1,037	111,210
Substandard	24	9	37	9	3	48	432	100	662
Total consumer loans	19,326	9,883	4,364	3,566	2,412	5,142	66,042	1,137	111,872
Total Personal Banking	1,761,000	1,586,953	953,050	516,327	255,908	1,304,430	541,954	45,306	6,964,928
Business Banking:
Commercial real estate loans
Pass	322,050	346,355	369,868	244,188	209,500	696,628	24,954	13,314	2,226,857
Special mention	—	17,216	16,782	87	1,000	15,887	157	15	51,144
Substandard	—	4,561	3,617	48,879	41,521	70,384	459	606	170,027
Total commercial real estate loans	322,050	368,132	390,267	293,154	252,021	782,899	25,570	13,935	2,448,028
Commercial real estate - owner occupied
Pass	62,905	51,673	17,989	49,600	43,570	123,278	2,477	1,460	352,952
Special mention	126	—	18	—	2,297	1,106	385	—	3,932
Substandard	—	—	—	5,085	2,440	9,250	—	1,868	18,643
Total commercial real estate - owner occupied loans	63,031	51,673	18,007	54,685	48,307	133,634	2,862	3,328	375,527
Commercial loans
Pass	481,797	90,320	52,833	46,966	17,250	53,107	354,402	4,032	1,100,707
Special mention	628	2,190	506	1,704	227	—	2,129	—	7,384
Substandard	1,833	603	908	2,097	1,605	735	12,941	3,156	23,878
Total commercial loans	484,258	93,113	54,247	50,767	19,082	53,842	369,472	7,188	1,131,969
Total Business Banking	869,339	512,918	462,521	398,606	319,410	970,375	397,904	24,451	3,955,524

Total loans	$2,630,339	2,099,871	1,415,571	914,933	575,318	2,274,805	939,858	69,757	10,920,452
For the year ended December 31, 2022, $20.7 million of revolving loans were converted to term loans.

(4)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	March 31, 2023	December 31, 2022
Amortizable intangible assets:
Core deposit intangibles - gross	$74,899	74,899
Less: accumulated amortization	(67,265)	(66,367)
Core deposit intangibles - net	$7,634	8,532
Customer and Contract intangible assets - gross	$12,775	12,775
Less: accumulated amortization	(12,758)	(12,747)
Customer and Contract intangible assets - net	17	28
Total intangible assets - net	$7,651	8,560

The following table shows the actual aggregate amortization expense for the quarters ended March 31, 2023 and 2022, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended March 31, 2023	$909
For the quarter ended March 31, 2022	1,183
For the year ending December 31, 2023	3,270
For the year ending December 31, 2024	2,452
For the year ending December 31, 2025	1,662
For the year ending December 31, 2026	871
For the year ending December 31, 2027	305

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2022	$380,997
Balance at March 31, 2023	$380,997

We performed our annual goodwill impairment test as of June 30, 2022 in accordance with ASC 350, as updated by ASU 2017-04 (“Step 0”), and concluded that goodwill was not impaired. As of March 31, 2023, there were no events or changes in circumstances that would cause us to update that goodwill impairment test and we have concluded there is no impairment of goodwill.

(5)    Borrowed Funds

(a)    Borrowings

Borrowed funds at March 31, 2023 and December 31, 2022 are presented in the following table:

	March 31, 2023		December 31, 2022
	Amount	Average rate	Amount	Average rate
Term notes payable to the FHLB of Pittsburgh, due within one year	$403,000	5.17%	$500,000	4.55%
Notes payable to the FHLB of Pittsburgh, due within one year	183,700	5.15%	51,300	4.45%
Collateralized borrowings, due within one year	83,290	1.16%	105,766	0.27%
Collateral received, due within one year	18,651	5.17%	24,100	4.17%
Total borrowed funds	$688,641		$681,166

Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh, if any, are secured by our residential first mortgage and other qualifying loans. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250.0 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. At March 31, 2023 and December 31, 2022, the balance of the revolving line of credit was $183.7 million and $51.3 million, respectively.

At March 31, 2023 and December 31, 2022, collateralized borrowings due within one year were $83.3 million and $105.8 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB.

At March 31, 2023 and December 31, 2022, collateral received was $18.7 million and $24.1 million, respectively. This represents collateral posted to us from our derivative counterparties.

At March 31, 2023 and December 31, 2022, term notes payable to the FHLB of Pittsburgh due within one year were $403.0 million and $500.0 million, respectively. The March 31, 2023 total is made up of five advances: $3.0 million at 5.20% maturing April 3, 2023; $100.0 million at 5.27% maturing April 7, 2023; $100.0 million at 5.15% maturing April 14, 2023; $100.0 million at 5.15% maturing April 21, 2023; and $100.0 million at 5.13% maturing April 28, 2023.

On September 9, 2020, the Company issued $125.0 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month Secured Overnight Financing Rate (“SOFR”) plus 3.89% payable quarterly in arrears commencing on December 15, 2025. During the year-ended December 31, 2022 the Company repurchased $10.2 million of subordinated notes leaving $114.8 million of subordinated notes outstanding. The subordinated debt issuance costs of approximately $1.8 million are being amortized over five years on a straight-line basis into interest expense. At March 31, 2023 and December 31, 2022, subordinated debentures, net of issuance costs, were $113.9 million and $113.8 million, respectively.

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

	Maturity date	Interest rate	Capital debt securities	March 31, 2023	December 31, 2022
Northwest Bancorp Capital Trust III	December 30, 2035	3-month LIBOR plus 1.38%	$50,000	$51,547	51,547
Northwest Bancorp Statutory Trust IV	December 15, 2035	3-month LIBOR plus 1.38%	50,000	51,547	51,547
LNB Trust II	June 15, 2037	3-month LIBOR plus 1.48%	7,875	8,119	8,119
Union National Capital Trust I (1)	January 23, 2034	3-month LIBOR plus 2.85%	8,000	7,981	7,975
Union National Capital Trust II (1)	November 23, 2034	3-month LIBOR plus 2.00%	3,000	2,775	2,768
MFBC Statutory Trust I (1)	September 15, 2035	3-month LIBOR plus 1.70%	5,000	3,710	3,684
Universal Preferred Trust (1)	October 7, 2035	3-month LIBOR plus 1.69%	5,000	3,700	3,674
				$129,379	129,314
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

(6)    Guarantees

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At March 31, 2023, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $44.8 million, of which $31.2 million is fully collateralized. At March 31, 2023, we had a liability which represents deferred income of $917,000 related to the standby letters of credit.

In addition, we maintain a $5.0 million unsecured line of credit with a correspondent bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $1.1 million in notional value of credit cards have been issued. These issued credit cards had an outstanding balance of $125,000 at March 31, 2023. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to the correspondent bank; however, if the customer fails to repay their balance, the Bank could be required to satisfy the obligation to correspondent bank and initiate collection from our customer as part of the existing credit facility of that customer.

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

The following table sets forth the computation of basic and diluted EPS (in thousands, except share data and per share amounts):

	Quarter ended March 31,
	2023	2022
Net income	$33,679	28,287
Less: Dividends and undistributed earnings allocated to participating securities	146	177
Net income available to common shareholders	$33,533	28,110

Weighted average common shares outstanding	126,498,512	125,861,738
Add: Participating shares outstanding	551,751	791,217
Total weighted average common shares and dilutive potential shares	127,050,263	126,652,955

Basic earnings per share	$0.27	0.22

Diluted earnings per share	$0.26	0.22

(8)    Pension and Other Post-Retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post-retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended March 31,
	Pension benefits		Other post-retirement benefits
	2023	2022	2023	2022
Service cost	$1,560	2,599	—	—
Interest cost	2,245	1,671	7	10
Expected return on plan assets	(3,479)	(3,864)	—	—
Amortization of prior service cost	(564)	(564)	—	—
Amortization of the net loss	20	381	10	2
Net periodic cost	$(218)	223	17	12

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

Interest Rate and Foreign Exchange Swap Agreements and Risk Participation Agreements

The fair value of interest rate swaps is based upon the present value of the expected future cash flows using the SOFR discount curve, the basis for the underlying interest rate. To price interest rate swaps, cash flows are first projected for each payment date using the fixed rate for the fixed side of the swap and the forward rates for the floating side of the swap. These swap cash flows are then discounted to time zero using SOFR zero-coupon interest rates. The sum of the present value of both legs is the fair market value of the interest rate swap. These valuations have been derived from our third party vendor’s proprietary models rather than actual market quotations. The proprietary models are based upon financial principles and assumptions that we believe to be reasonable. The fair value of the foreign exchange swap is derived from proprietary models rather than actual market quotations. The proprietary models are based upon financial principles and assumptions we believe to be reasonable. Risk participation agreements are entered into when Northwest purchases a portion of a commercial loan that has an interest rate swap. Northwest assumes credit risk on its portion of the interest rate swap should the borrower fail to pay as agreed. The value of risk participation agreements is determined based on the value of the swap after considering the credit quality, probability of default, and loss given default of the borrower.

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At March 31, 2023 and December 31, 2022, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at March 31, 2023 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$96,497	96,497	96,497	—	—
Securities available-for-sale	1,205,510	1,205,510	—	1,205,510	—
Securities held-to-maturity	866,022	750,345	—	750,345	—
Loans receivable, net	10,964,008	10,001,275	—	—	10,001,275
Loans held-for-sale	7,006	7,077	—	690	6,387
Accrued interest receivable	36,177	36,177	36,177	—	—
Interest rate lock commitments	386	386	—	—	386
Forward commitments	126	126	—	126	—
Foreign exchange swaps	1	1	—	1	—
Interest rate swaps not designated as hedging instruments	21,364	21,364	—	21,364	—
FHLB stock	41,519	41,519	—	—	—
Total financial assets	$13,238,616	12,160,277	132,674	1,978,036	10,008,048

Financial liabilities:
Savings and checking deposits	$9,960,388	9,960,388	9,960,388	—	—
Time deposits	1,576,791	1,575,221	—	—	1,575,221
Borrowed funds	688,641	688,614	688,614	—	—
Subordinated debt	113,927	102,626	—	102,626	—
Junior subordinated debentures	129,379	139,492	—	—	139,492
Foreign exchange swaps	53	53	—	53	—
Interest rate swaps not designated as hedging instruments	35,968	35,968	—	35,968	—
Risk participation agreements	12	12	—	12	—
Accrued interest payable	2,236	2,236	2,236	—	—
Total financial liabilities	$12,507,395	12,504,610	10,651,238	138,659	1,714,713

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at December 31, 2022 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$139,365	139,365	139,365	—	—
Securities available-for-sale	1,218,108	1,218,108	—	1,218,108	—
Securities held-to-maturity	881,249	751,384	—	751,384	—
Loans receivable, net	10,792,503	9,910,852	—	—	9,910,852
Residential mortgage loans held-for-sale	9,913	9,913	—	—	9,913
Accrued interest receivable	35,528	35,528	35,528	—	—
Interest rate lock commitments	559	559	—	—	559
Forward commitments	128	128	—	128	—
Interest rate swaps not designated as hedging instruments	26,642	26,642	—	26,642	—
FHLB stock	40,143	40,143	—	—	—
Total financial assets	$13,144,138	12,132,622	174,893	1,996,262	9,921,324

Financial liabilities:
Savings and checking accounts	$10,412,263	10,412,263	10,412,263	—	—
Time deposits	1,052,285	1,059,790	—	—	1,059,790
Borrowed funds	681,166	680,996	680,996	—	—
Subordinated debt	113,840	102,554	—	102,554	—
Junior subordinated debentures	129,314	133,546	—	—	133,546
Foreign exchange swaps	23	23	—	23	—
Interest rate swaps not designated as hedging instruments	45,464	45,464	—	45,464	—
Risk participation agreements	18	18	—	18	—
Accrued interest payable	3,231	3,231	3,231	—	—
Total financial liabilities	$12,437,604	12,437,885	11,096,490	148,059	1,193,336

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both March 31, 2023 and December 31, 2022.

The following table represents assets and liabilities measured at fair value on a recurring basis at March 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	61,015	—	61,015
Government-sponsored enterprises	—	40,280	—	40,280
States and political subdivisions	—	114,675	—	114,675
Corporate	—	12,570	—	12,570
Total debt securities	—	228,540	—	228,540

Residential mortgage-backed securities:
GNMA	—	12,040	—	12,040
FNMA	—	115,566	—	115,566
FHLMC	—	73,804	—	73,804
Non-agency	—	6	—	6
Collateralized mortgage obligations:
GNMA	—	358,262	—	358,262
FNMA	—	182,111	—	182,111
FHLMC	—	235,181	—	235,181
Total mortgage-backed securities	—	976,970	—	976,970

Interest rate lock commitments	—	—	386	386
Forward commitments	—	126	—	126
Foreign exchange swaps	—	1	—	1
Interest rate swaps not designated as hedging instruments	—	21,364	—	21,364
Total assets	$—	1,227,001	386	1,227,387

Foreign exchange swaps	—	53	—	53
Interest rate swaps not designated as hedging instruments	—	35,968	—	35,968
Risk participation agreements	—	12	—	12
Total liabilities	$—	36,033	—	36,033

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	60,592	—	60,592
Government-sponsored enterprises	—	39,201	—	39,201
States and political subdivisions	—	111,766	—	111,766
Corporate	—	12,978	—	12,978
Total debt securities	—	224,537	—	224,537

Residential mortgage-backed securities:
GNMA	—	12,434	—	12,434
FNMA	—	117,218	—	117,218
FHLMC	—	74,991	—	74,991
Non-agency	—	6	—	6
Collateralized mortgage obligations:
GNMA	—	364,553	—	364,553
FNMA	—	185,588	—	185,588
FHLMC	—	238,781	—	238,781
Total mortgage-backed securities	—	993,571	—	993,571

Interest rate lock commitments	—	—	559	559
Forward commitments	—	128	—	128
Interest rate swaps not designated as hedging instruments	—	26,642	—	26,642
Total assets	$—	1,244,878	559	1,245,437

Foreign exchange swaps	$—	23	—	23
Interest rate swaps not designated as hedging instruments	—	45,464	—	45,464
Risk participation agreements	—	18	—	18
Total liabilities	$—	45,505	—	45,505

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	For the quarter ended March 31,
	2023	2022
Beginning balance January 1,	$559	1,684
Interest rate lock commitments:
Net activity	(173)	(4)

Ending balance	$386	1,680

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held-for-sale, loans individually assessed, real estate owned, and mortgage servicing rights.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of March 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	13,467	13,467
Mortgage servicing rights	—	—	105	105
Real estate owned, net	—	—	524	524
Total assets	$—	—	14,096	14,096

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	15,416	15,416
Mortgage servicing rights	—	—	95	95
Real estate owned, net	—	—	413	413
Total assets	$—	—	15,924	15,924

Individually Assessed Loans - A loan is considered to be individually assessed as described in Note 1(f) of the Notes to the Consolidated Financial Statements in Item 8 of Part II of our 2022 Annual Report on Form 10-K. We classify loans individually assessed as nonrecurring Level 3.

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2023 (in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	$13,467	Appraisal value (1)	Estimated cost to sell	10.0%

Mortgage servicing rights	105	Discounted cash flow	Annual service cost	$86
			Prepayment rate	6.5% to 12.3% (8.7%)
			Expected life (months)	59.0 to 104.6 (78.3)
			Option adjusted spread	700 basis points
			Forward yield curve	4.66% to 5.38%

Real estate owned, net	524	Appraisal value (1)	Estimated cost to sell	15.0%

Loans held for sale	6,387	Quoted prices for similar loans in active markets adjusted by an expected pull-through rate	Estimated pull-through rate	100.0%
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

The following table presents information regarding our derivative financial instruments for the periods indicated (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At March 31, 2023
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$742,618	21,364	742,618	35,968
Foreign exchange swap agreements	364	1	4,610	53
Interest rate lock commitments	30,646	386	—	—
Forward commitments	6,513	126	—	—
Risk participation agreements	—	—	106,684	12
Total Derivatives	$780,141	21,877	853,912	36,033

At December 31, 2022
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$651,114	26,642	651,114	45,464
Foreign exchange swap agreements	—	—	2,328	23
Interest rate lock commitments	19,727	559	—	—
Forward commitments	4,909	128	—	—
Risk participation agreements	—	—	114,159	18
Total derivatives	$675,750	27,329	767,601	45,505
The following table presents income or expense recognized on derivatives for the periods indicated (in thousands):

	For the quarter ended March 31,
	2023	2022
Non-hedging swap derivatives:
(Decrease)/increase in other income	$(202)	61
Increase in mortgage banking income	174	418

(11)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of March 31, 2023, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(12)    Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended March 31, 2023
	Unrealized losses on securities available-for-sale	Change in defined benefit pension plans	Total
Balance as of December 31, 2022	$(164,206)	(6,952)	(171,158)

Other comprehensive income before reclassification adjustments (1)	13,017	—	13,017
Amounts reclassified from accumulated other comprehensive income (2)	—	(382)	(382)

Net other comprehensive income	13,017	(382)	12,635

Balance as of March 31, 2023	$(151,189)	(7,334)	(158,523)

	For the quarter ended March 31, 2022
	Unrealized gains/(losses) on securities available-for-sale	Change in defined benefit pension plans	Total
Balance as of December 31, 2021	$(12,317)	(25,312)	(37,629)

Other comprehensive loss before reclassification adjustments (3)	(64,783)	—	(64,783)
Amounts reclassified from accumulated other comprehensive income (4) (5)	(1)	(131)	(132)

Net other comprehensive (loss)/income	(64,784)	(131)	(64,915)

Balance as of March 31, 2022	$(77,101)	(25,443)	(102,544)
(1)Consists of unrealized holding gains, net of tax of ($3,308).
(2)Consists of realized gains, net of tax of $152.
(3)Consists of unrealized holding losses, net of tax $18,877.
(4)Consists of realized gains, net of tax $0.
(5)Consists of realized gains, net of tax of $50.

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
•    changes in asset quality, including increases in default rates on loans and higher levels of nonperforming loans and loan charge-offs generally;
•    changes in laws or government regulations or policies affecting financial insitutions, including changes in regulatory fees and capital requirements;
•    changes in federal, state, or local tax laws and tax rates;
•    general economic conditions, either nationally or in our market areas, that are different than expected;
•    adverse changes in the securities and credit markets;
•    cyber-security concerns, including an interruption or breach in the security of our website or other information systems;
•    technological changes that may be more difficult or expensive than expected;
•    changes in liquidity, including the size and composition of our deposit portfolio, and the percentage of uninsured deposits in the portfolio;
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
•    the effects of any federal government shutdown or the inability of the federal government to manage debt limits;
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

Overview of Critical Accounting Policies Involving Estimates

Please refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2022 Annual Report on Form 10-K.

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

Comparison of Financial Condition

Total assets at March 31, 2023 were $14.194 billion, an increase of $80.5 million, or 0.6%, from $14.113 billion at December 31, 2022. This increase in assets was driven by an increase in loans receivable, partially offset by decreases in both cash and cash equivalents and marketable securities. A discussion of significant changes follows.

Total cash and cash equivalents decreased by $42.9 million, or 30.8%, to $96.5 million at March 31, 2023 from $139.4 million at December 31, 2022. This decrease was primarily driven by organic loan growth.

Total marketable securities decreased by $27.8 million, or 1.3%, to $2.072 billion at March 31, 2023 from $2.099 billion at December 31, 2022. Held-to-maturity securities decreased $15.2 million and available-for-sale marketable securities decreased $12.6 million due to the maturity and the monthly cash flows from marketable securities being redeployed into higher interest-earning products.

Gross loans receivable increased by $171.8 million, or 1.6%, to $11.092 billion at March 31, 2023, from $10.920 billion at December 31, 2022. This increase was attributable to organic loan growth. Our commercial and industrial (C&I) loan portfolio increased by $114.1 million, or 10.1%, to $1.246 billion at March 31, 2023, from $1.132 billion at December 31, 2022, and our consumer portfolio, comprised primarily of indirect automobile loans, increased by $63.5 million, or 2.9%, to $2.232 billion at March 31, 2023 compared to $2.169 billion at December 31, 2022.

Total deposits increased by $72.6 million, or 0.6%, to $11.537 billion at March 31, 2023 from $11.465 billion at December 31, 2022. This increase was primarily driven by a $524.5 million, or 49.8%, increase in time deposits due to customer preferences for this fixed maturity product in a higher interest rate environment. Partially offsetting this increase were decreases in demand deposit accounts of $242.1 million, or 4.3%, as we believe customers used funds during the period of higher inflationary costs. In addition, savings and money market deposits decreased by $209.8 million, or 4.4%, due to customers choosing higher yielding product alternatives.

Total shareholders’ equity at March 31, 2023 was $1.513 billion, or $11.91 per share, an increase of $21.8 million, or 1.5%, from $1.491 billion, or $11.74 per share, at December 31, 2022. This increase was the result of quarterly earnings of $33.7 million, as well as a decrease in accumulated other comprehensive loss of $12.6 million due to a decrease in unrealized losses in the available-for-sale investment portfolio as a result of the current rate environment. These increases were partially offset by a $25.4 million payment of cash dividends.

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

	At March 31, 2023
	Actual		Minimum capital requirements (1)		Well capitalized requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,759,983	16.399%	$1,126,866	10.500%	$1,073,206	10.000%
Northwest Bank	1,468,316	13.695%	1,125,772	10.500%	1,072,164	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,522,196	14.184%	912,225	8.500%	858,565	8.000%
Northwest Bank	1,344,457	12.540%	911,339	8.500%	857,731	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,396,806	13.015%	751,244	7.000%	697,584	6.500%
Northwest Bank	1,344,457	12.540%	750,515	7.000%	696,907	6.500%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,522,196	10.774%	565,117	4.000%	706,397	5.000%
Northwest Bank	1,344,457	9.520%	564,912	4.000%	706,140	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

	At December 31, 2022
	Actual		Minimum capital requirements (1)		Well capitalized requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,682,487	17.056%	$1,035,786	10.500%	$986,463	10.000%
Northwest Bank	1,551,084	15.738%	1,034,819	10.500%	985,542	10.000%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,475,190	14.954%	838,494	8.500%	789,170	8.000%
Northwest Bank	1,467,362	14.889%	837,711	8.500%	788,434	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,350,125	13.687%	690,524	7.000%	641,201	6.500%
Northwest Bank	1,467,362	14.889%	689,879	7.000%	640,602	6.500%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,475,190	10.349%	570,160	4.000%	712,699	5.000%
Northwest Bank	1,467,362	10.296%	570,047	4.000%	712,558	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest frequently monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest Bank’s liquidity ratio at March 31, 2023 was 10.71%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At March 31, 2023, Northwest had $3.041 billion of additional borrowing capacity available with the FHLB, including $250.0 million on an overnight line of credit which had a drawn balance of $183.7 million at March 31, 2023, as well as $304.6 million of borrowing capacity available with the Federal Reserve Bank and $105.0 million with two correspondent banks.

Dividends

We paid $25.4 million and $25.3 million in cash dividends during the quarters ended March 31, 2023 and 2022, respectively. The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) was 76.9% and 90.9% for the quarters ended March 31, 2023 and March 31, 2022, respectively, on dividends of $0.20 per share. On April 19, 2023, the Board of Directors declared a cash dividend of $0.20 per share payable on May 15, 2023 to shareholders of record as of May 4, 2023. This represents the 114th consecutive quarter we have paid a cash dividend.

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

	March 31, 2023	December 31, 2022
	(in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$3,300	5,574
Home equity loans	2,190	2,257
Vehicle loans	2,622	2,471
Other consumer loans	657	608
Commercial real estate loans	7,804	7,589
Commercial real estate - owner occupied	206	278
Commercial loans	1,302	1,829
Total loans 90 days or more past due	$18,081	20,606
Total real estate owned (REO)	$524	413
Total loans 90 days or more past due and REO	18,605	21,019
Total loans 90 days or more past due to net loans receivable	0.16%	0.19%
Total loans 90 days or more past due and REO to total assets	0.13%	0.15%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	$17,430	19,861
Nonaccrual loans - loans less than 90 days past due	61,179	61,375
Loans 90 days or more past due still accruing	652	744
Total nonperforming loans	79,261	81,980
Total nonperforming assets	$79,785	82,393
Total nonaccrual loans to total loans	0.71%	0.74%

Allowance for Credit Losses

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness. As part of the analysis as of March 31, 2023, we considered the most recent economic conditions and forecasts available which incorporated the impact of material recent economic events. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL increased by $3.2 million, or 2.7%, to $121.3 million, or 1.09% of total loans at March 31, 2023 from $118.0 million, or 1.08% of total loans, at December 31, 2022. This increase was the result of continued deterioration in economic forecasts as well as organic loan growth.

Total classified loans decreased $27.6 million, or 11.7%, to $208.6 million at March 31, 2023 from $236.2 million at December 31, 2022. This decrease was primarily driven by upgrades and payoffs of loans in our commercial real estate portfolio during the current quarter.

We also consider how the levels of nonaccrual loans and historical charge-offs have influenced the required amount of allowance for credit losses. Nonaccrual loans of $78.6 million, or 0.71% of total loans receivable at March 31, 2023, decreased by $2.6 million, or 3.2%, from $81.2 million, or 0.74% of total loans receivable at December 31, 2022. This decrease was primarily related to upgrades of loans within our commercial real estate portfolio. As a percentage of average loans, annualized net charge-offs increased to 0.08% for the quarter ended March 31, 2023 compared to 0.02% for the year ended December 31, 2022 due to several large recoveries during 2022.

Comparison of Operating Results for the Quarters Ended March 31, 2023 and 2022

Net income for the quarter ended March 31, 2023 was $33.7 million, or $0.26 per diluted share, an increase of $5.4 million, or 19.1%, from net income of $28.3 million, or $0.22 per diluted share, for the quarter ended March 31, 2022. The increase in net income resulted primarily from an increase in net interest income of $21.8 million, or 24.1%, partially offset by increases in noninterest expense, the provision for credit losses, and the provision for income tax expense. Noninterest expense increased $7.1 million, or 8.8%, the provision for credit losses increased $4.9 million, and the provision for income tax expense increased $2.7 million, or 35.4%. Additionally, noninterest income decreased $1.8 million, or 6.9%. Net income for the quarter ended March 31, 2023 represents annualized returns on average equity and average assets of 9.11% and 0.97%, respectively, compared to 7.17% and 0.80% for the same quarter last year. A further discussion of notable changes follows.

Interest Income

Total interest income increased $38.5 million, or 39.9%, to $134.9 million for the quarter ended March 31, 2023 from $96.4 million for the quarter ended March 31, 2022. This increase is attributable to an increase in the average yield earned on interest-earning assets as well as the change in our interest-earning asset mix. The average yield earned on interest-earning assets increased to 4.13% for the quarter ended March 31, 2023 from 2.91% for the quarter ended March 31, 2022 due to the continued rising interest rate environment. This was partially offset by a decline in the average balance of interest-earning assets of $198.6 million, or 1.5%, to $13.252 billion for the quarter ended March 31, 2023 from $13.450 billion for the quarter ended March 31, 2022, primarily driven by a decrease in other interest-earning deposits, offset by an increase in the average balance of loans receivable, described further below.

Interest income on loans receivable increased by $35.6 million, or 40.3%, to $123.7 million for the quarter ended March 31, 2023 compared to $88.2 million for the quarter ended March 31, 2022. This increase in interest income was the result of increases in both the average yield on loans receivable and the average balance of loans receivable. The average yield on loans receivable increased to 4.61% for the quarter ended March 31, 2023 from 3.61% for the quarter ended March 31, 2022, due to the increase in market interest rates. Additionally, the average balance of loans receivable increased $988.3 million, or 10.0%, to $10.887 billion for the quarter ended March 31, 2023 from $9.899 billion for the quarter ended March 31, 2022, due to organic loan growth in our retail portfolio. Additionally contributing to loan growth were purchases of loan pools during 2022, including $182.8 million in small business equipment finance loans and $188.3 million of one- to four-family jumbo mortgage loans.

Interest income on mortgage-backed securities increased by $2.2 million, or 34.2%, to $8.5 million for the quarter ended March 31, 2023 compared to $6.4 million for the quarter ended March 31, 2022. This increase was driven by an increase in the average yield on mortgage-backed securities to 1.79% for the quarter ended March 31, 2023 from 1.31% for the quarter ended March 31, 2022 due to the purchase of higher yielding mortgage-backed securities in the prior year. This increase in the average yield was offset slightly by a $35.5 million, or 1.8%, decrease in the average balance of mortgage-backed securities to $1.910 billion for the quarter ended March 31, 2023 from $1.945 billion for the quarter ended March 31, 2022 due to regular payments and maturities.

Interest income on investment securities increased by $194,000, or 14.4%, to $1.5 million for the quarter ended March 31, 2023 from $1.4 million for the quarter ended March 31, 2022. This increase was attributable to increases in both the average yield and average balance of investment securities. The average yield on investment securities increased to 1.61% for the quarter ended

March 31, 2023 from 1.45% for the quarter ended March 31, 2022. In addition, the average balance increased by $11.0 million, or 2.9%, to $384.7 million for the quarter ended March 31, 2023 from $373.7 million for the quarter ended March 31, 2022.

Dividends on FHLB stock increased by $609,000, or 751.9%, to $690,000 for the quarter ended March 31, 2023 from $81,000 for the quarter ended March 31, 2022. This increase was due to the increase in the average balance of FHLB stock of $25.8 million, or 185.7%, to $39.6 million for the quarter ended March 31, 2023 from $13.9 million for the quarter ended March 31, 2022. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB. In addition, the average yield increased to 7.06% for the quarter ended March 31, 2023 from 2.38% for the quarter ended March 31, 2022 due to increases in market interest rates.

Interest income on interest-earning deposits decreased by $44,000, or 9.4%, to $423,000 for the quarter ended March 31, 2023 from $467,000 for the quarter ended March 31, 2022. The average balance of interest-earning deposits decreased by $1.188 billion, or 97.5%, to $30.8 million for the quarter ended March 31, 2023 from $1.219 billion for the quarter ended March 31, 2022 as the Bank redeployed these funds into higher yielding loans and investments. Offsetting this decrease in average balance was an increase in the average yield on interest-earning deposits to 5.50% for the quarter ended March 31, 2023 from 0.15% for the quarter ended March 31, 2022, due to the aggressive campaign by the Federal Reserve Board over the last year to raise targeted short-term interest rates to combat inflation.

Interest Expense

Interest expense increased by $16.7 million, or 286.9%, to $22.5 million for the quarter ended March 31, 2023 from $5.8 million for the quarter ended March 31, 2022 due to the increase in the average cost of interest-bearing liabilities to 0.96% for the quarter ended March 31, 2023 from 0.25% for the quarter ended March 31, 2022. This increase in cost of funds was primarily attributable to increases in the interest rates paid on borrowed funds and deposit accounts in response to increases in market interest rates as well as a change in mix to higher funding cost products. Partially offsetting this increase was a decrease in the average balance of interest-bearing liabilities of $61.1 million, or 0.64%, to $9.497 billion for the quarter ended March 31, 2023 from $9.559 billion for the quarter ended March 31, 2022. This decrease in average balance was driven by a decrease in average deposits by $656.6 million, or 7.2%, as we believe customers used funds during a period of higher inflationary costs and searched for higher alternative yields. The decrease in the average deposit balance was funded by an increase in average borrowed funds by $604.9 million.

Net Interest Income

Net interest income increased by $21.8 million, or 24.1%, to $112.5 million for the quarter ended March 31, 2023 from $90.6 million for the quarter ended March 31, 2022. This increase is attributable to the factors discussed above. Our interest rate spread increased to 3.17% for the quarter ended March 31, 2023 from 2.66% for the quarter ended March 31, 2022 and our net interest margin increased to 3.44% for the quarter ended March 31, 2023 from 2.73% for the quarter ended March 31, 2022 due to the change in market rates as well as the change in our interest-earning asset mix.

Provision for Credit Losses

The provision for credit losses increased by $4.9 million to $5.0 million for the quarter ended March 31, 2023 compared to $115,000 for the quarter ended March 31, 2022. The current period provision for credit losses includes $4.9 million for credit losses - loans and $126,000 for credit losses - unfunded commitments. The prior period provision for credit losses included a credit of $1.5 million for credit losses - loans and $1.6 million for credit losses - unfunded commitments. The $6.4 million increase in the provision for credit losses - loans was driven by continued growth within our loan portfolio, as well as forecasted economic deterioration reflected in our allowance for credit loss models. This was partially offset by a $1.5 million decrease in our provision for credit losses - unfunded commitments compared to the same quarter last year based on the timing of the origination of loans with current off-balance sheet exposure. As noted above, the Company continued to experience improvement in asset quality as total classified loans decreased by $111.3 million, or 34.8%, to $208.6 million at March 31, 2023 from $319.9 million at March 31, 2022 resulting primarily from upgrades and payoffs within our commercial real estate portfolio.

In determining the amount of the current period provision, we considered current and forecasted economic conditions, including but not limited to improvements in unemployment levels, expected economic growth, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled “Allowance for Credit Losses.” The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at March 31, 2023.

Noninterest Income

Noninterest income decreased by $1.8 million, or 6.9%, to $24.0 million for the quarter ended March 31, 2023 from $25.7 million for the quarter ended March 31, 2022. This decrease was primarily due to a decrease in mortgage banking income of $941,000, or 64.2%, to $524,000 for the quarter ended March 31, 2023 from $1.5 million for the quarter ended March 31, 2022 due to the volatile interest rate environment causing less favorable pricing in the secondary market, as well as a decrease in mortgage volumes primarily due to higher market interest rates. In addition, income from bank-owned life insurance decreased $714,000, or 36.0%, to $1.3 million for the quarter ended March 31, 2023 from $2.0 million for the quarter ended March 31, 2022 due to death benefits received in the prior year.

Noninterest Expense

Noninterest expense increased by $7.1 million, or 8.8%, to $87.5 million for the quarter ended March 31, 2023 from $80.3 million for the quarter ended March 31, 2022. This increase was attributable to increases in professional services, processing expenses, acquisition expense, and federal deposit insurance premiums. Professional services increased $2.2 million, or 84.9%, to $4.8 million for the quarter ended March 31, 2023 from $2.6 million for the quarter ended March 31, 2022 due to the use of third-party consulting and staffing support. Processing expenses increased $1.8 million, or 14.4%, to $14.4 million for the quarter ended March 31, 2023 from $12.5 million for the quarter ended March 31, 2022 due to the implementation of additional third party software programs. Merger, asset disposition, and restructuring expense increased $1.4 million, or 103.9%, to $2.8 million for the quarter ended March 31, 2023 from $1.4 million for the quarter ended March 31, 2022 due to the severance and fixed asset charges related to the branch optimization and personnel reduction announced during the fourth quarter of 2022. Lastly, FDIC insurance premiums increased $1.1 million, or 96.9%, to $2.2 million for the quarter ended March 31, 2023 from $1.1 million for the quarter ended March 31, 2022 due to an increase in the deposit insurance assessment rate beginning in the first quarter of 2023.

Income Taxes

The provision for income taxes increased by $2.7 million, or 35.4%, to $10.3 million for the quarter ended March 31, 2023 from $7.6 million for the quarter ended March 31, 2022. This increase in income taxes was due to an increase in income before taxes in the current year. We anticipate our effective tax rate to be between 22.5% and 24.5% for the year ending December 31, 2023.

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

	Quarter ended March 31,
	2023			2022
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,493,617	32,009	3.66%	$2,980,788	25,542	3.43%
Home equity loans	1,284,425	16,134	5.09%	1,293,986	11,472	3.60%
Consumer loans	2,123,672	20,794	3.97%	1,799,037	14,907	3.36%
Commercial real estate loans	2,824,120	37,031	5.24%	3,000,204	29,757	3.97%
Commercial loans	1,161,298	18,353	6.32%	824,770	6,897	3.34%
Loans receivable (a) (b) (d) (includes FTE adjustments of $576 and $401, respectively)	10,887,132	124,321	4.63%	9,898,785	88,575	3.63%
Mortgage-backed securities (c)	1,909,676	8,537	1.79%	1,945,173	6,360	1.31%
Investment securities (c) (d) (includes FTE adjustments of $216 and $189, respectively)	384,717	1,761	1.83%	373,694	1,540	1.65%
FHLB stock, at cost	39,631	690	7.06%	13,870	81	2.38%
Other interest-earning deposits	30,774	423	5.50%	1,218,960	467	0.15%
Total interest-earning assets (includes FTE adjustments of $792 and $590, respectively)	13,251,930	135,732	4.15%	13,450,482	97,023	2.93%
Noninterest-earning assets (e)	869,566			973,092
Total assets	$14,121,496			$14,423,574

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits (g)	$2,198,988	690	0.13%	$2,334,494	592	0.10%
Interest-bearing demand deposits (g)	2,612,883	951	0.15%	2,875,430	321	0.05%
Money market deposit accounts (g)	2,408,582	4,403	0.74%	2,668,105	653	0.10%
Time deposits (g)	1,293,609	5,194	1.63%	1,292,608	2,185	0.69%
Borrowed funds (f)	740,218	7,938	4.35%	135,289	158	0.47%
Subordinated debentures	113,870	1,148	4.03%	123,608	1,250	4.05%
Junior subordinated debentures	129,335	2,152	6.66%	129,077	651	2.02%
Total interest-bearing liabilities	9,497,485	22,476	0.96%	9,558,611	5,810	0.25%
Noninterest-bearing demand deposits (g)	2,889,973			3,060,698
Noninterest-bearing liabilities	235,213			203,537
Total liabilities	12,622,671			12,822,846
Shareholders’ equity	1,498,825			1,600,728
Total liabilities and shareholders’ equity	$14,121,496			$14,423,574
Net interest income/Interest rate spread		113,256	3.19%		91,213	2.68%
Net interest-earning assets/Net interest margin	$3,754,445		3.47%	$3,891,871		2.75%
Ratio of interest-earning assets to interest- bearing liabilities	1.40X			1.41X
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
(g)Average cost of deposits were 0.40% and 0.12%, respectively, average cost of interest-bearing deposits were 0.54% and 0.17%, respectively .
(h)Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 4.61% and 3.61%, respectively; investment securities — 1.61% and 1.45%, respectively; interest-earning assets — 4.13% and 2.91%, respectively. GAAP basis net interest rate spreads were 3.17% and 2.66%, respectively; and GAAP basis net interest margins were 3.44% and 2.73%, respectively.

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

	For the quarter ended March 31, 2023 vs. 2022
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$24,460	11,286	35,746
Mortgage-backed securities	2,336	(159)	2,177
Investment securities	171	50	221
FHLB stock, at cost	162	447	609
Other interest-earning deposits	16,286	(16,330)	(44)
Total interest-earning assets	43,415	(4,706)	38,709

Interest-bearing liabilities:
Savings deposits	140	(42)	98
Interest-bearing demand deposits	726	(96)	630
Money market deposit accounts	4,224	(474)	3,750
Time deposits	3,005	4	3,009
Borrowed funds	1,294	6,486	7,780
Subordinated debt	(5)	(97)	(102)
Junior subordinated debentures	1,497	4	1,501
Total interest-bearing liabilities	10,881	5,785	16,666

Net change in net interest income	$32,534	(10,491)	22,043

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps, 200 bps or 300 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at March 31, 2023 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from March 31, 2023 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps	200 bps	300 bps
Projected percentage increase/(decrease) in net interest income	(1.4)%	(3.0)%	(4.7)%	(1.4%)	(5.9%)	(11.0%)
Projected percentage increase/(decrease) in net income	(3.4)%	(7.1)%	(11.3)%	(3.8%)	(15.4%)	(28.5%)
Projected increase/(decrease) in return on average equity	(3.2)%	(6.8)%	(10.8)%	(3.7%)	(14.9%)	(27.6%)
Projected increase/(decrease) in earnings per share	$(0.03)	$(0.07)	$(0.11)	$(0.04)	$(0.16)	$(0.29)
Projected percentage increase/(decrease) in market value of equity	(8.3%)	(16.6%)	(26.8%)	(6.7%)	(11.0%)	(11.9%)

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

Item 1A.    RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Our stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions. Further, if we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, which have come under greater scrutiny in light of recent bank failures, it may have a material adverse effect on our financial condition and results of operations.

On March 9, 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, California, was closed by the California Department of Financial Protection and Innovation. On March 12, 2023, Signature Bank, New York, New York, was closed by the New York State Department of Financial Services, and on May 1, 2023, First Republic Bank, San Francisco, California, was closed by the California Department of Financial Protection and Innovation. These banks also had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.

These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. If we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, it may have a material adverse effect on our financial condition and results of operations.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth. A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on us.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. Accordingly, as a part of our liquidity management, we must use a number of funding sources in addition to deposits and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which may include Federal Home Loan Bank advances, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Further, if we are required to rely more heavily on more expensive funding sources to support liquidity and future growth, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. Alternatively, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. As of March 31, 2023, we had a net unrealized loss of $197.3 million on our available-for-sale investment securities portfolio as a result of the rising interest rate environment. Our investment securities totaled $2.072 billion, or 15% of total assets, at March 31, 2023.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, pay our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators. Depending on the capitalization status and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits.

The failure to address the federal debt ceiling in a timely manner, downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.

As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments may occur. At March 31, 2023, we had approximately $61.0 million and $1.883 billion invested in U.S. government agency securities and residential mortgage-backed securities issued or guaranteed by government-sponsored enterprises, respectively. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)    Not applicable.
b)    Not applicable.
c)    December 13, 2012, the Board of Directors approved a program that authorizes the repurchase of approximately 5,000,000 shares of common stock. This program does not have an expiration date. During the quarter ended March 31, 2023, there were no shares of common stock repurchased and there are a maximum of 2,261,130 remaining shares that can be purchased under the current repurchase program.

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	May 5, 2023	By:	/s/ Louis J. Torchio
Louis J. Torchio
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	May 5, 2023	By:	/s/ Jeffrey J. Maddigan
Jeffrey J. Maddigan
Executive Vice President, Finance, Accounting and Corporate Treasurer
(Principal Accounting Officer)