Form 10-Q
period 2023-06-30
Northwest Bancshares, Inc.
filed 2023-08-04
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
 OR
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
Common Stock ($0.01 par value), 127,095,607 shares outstanding as of July 31, 2023.

NORTHWEST BANCSHARES, INC.

Item 1.        FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$127,627	139,365
Marketable securities available-for-sale (amortized cost of $1,287,101 and $1,431,728, respectively)	1,073,952	1,218,108
Marketable securities held-to-maturity (fair value of $718,676 and $751,384, respectively)	847,845	881,249
Total cash and cash equivalents and marketable securities	2,049,424	2,238,722

Loans held-for-sale	16,077	9,913
Loans held for investment	11,255,154	10,910,539
Allowance for credit losses	(124,423)	(118,036)
Loans receivable, net	11,146,808	10,802,416

FHLB stock, at cost	44,613	40,143
Accrued interest receivable	37,281	35,528
Real estate owned, net	371	413
Premises and equipment, net	139,915	145,909
Bank-owned life insurance	257,614	255,062
Goodwill	380,997	380,997
Other intangible assets, net	6,809	8,560
Other assets	227,659	205,574
Total assets	$14,291,491	14,113,324

Liabilities and shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$2,820,563	2,993,243
Interest-bearing demand deposits	2,577,653	2,686,431
Money market deposit accounts	2,154,253	2,457,569
Savings deposits	2,120,215	2,275,020
Time deposits	1,989,711	1,052,285
Total deposits	11,662,395	11,464,548

Borrowed funds	632,313	681,166
Subordinated debt	114,015	113,840
Junior subordinated debentures	129,444	129,314
Advances by borrowers for taxes and insurance	57,143	47,613
Accrued interest payable	4,936	3,231
Other liabilities	179,744	182,126
Total liabilities	12,779,990	12,621,838

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 127,088,963 and 127,028,848 shares issued and outstanding, respectively	1,271	1,270
Additional paid-in capital	1,022,189	1,019,647
Retained earnings	657,292	641,727
Accumulated other comprehensive loss	(169,251)	(171,158)
Total shareholders’ equity	1,511,501	1,491,486
Total liabilities and shareholders’ equity	$14,291,491	14,113,324
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except share data)

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest income:
Loans receivable	$132,724	95,574	256,469	183,748
Mortgage-backed securities	8,326	7,158	16,863	13,518
Taxable investment securities	841	715	1,686	1,392
Tax-free investment securities	667	683	1,367	1,357
FHLB stock dividends	844	82	1,534	163
Interest-earning deposits	594	1,684	1,017	2,151
Total interest income	143,996	105,896	278,936	202,329
Interest expense:
Deposits	21,817	3,341	33,055	7,092
Borrowed funds	13,630	2,290	24,868	4,349
Total interest expense	35,447	5,631	57,923	11,441
Net interest income	108,549	100,265	221,013	190,888
Provision for credit losses - loans	6,010	2,629	10,880	1,148
Provision for credit losses - unfunded commitments	2,920	3,396	3,046	4,992
Net interest income after provision for credit losses	99,619	94,240	207,087	184,748
Noninterest income:
Loss on sale of investments	(8,306)	(3)	(8,306)	(5)
Gain on sale of mortgage servicing rights	8,305	—	8,305	—
Gain on sale of SBA loans	832	—	1,111	—
Service charges and fees	14,833	13,673	28,022	26,740
Trust and other financial services income	6,866	7,461	13,315	14,473
Gain on real estate owned, net	785	291	893	262
Income from bank-owned life insurance	1,304	2,008	2,573	3,991
Mortgage banking income	1,028	2,157	1,552	3,622
Other operating income	4,150	4,861	6,301	7,105
Total noninterest income	29,797	30,448	53,766	56,188
Noninterest expense:
Compensation and employee benefits	47,650	48,073	94,254	94,990
Premises and occupancy costs	7,579	7,280	15,050	15,077
Office operations	2,800	3,162	5,810	6,545
Collections expense	429	403	816	923
Processing expenses	14,648	12,947	28,998	25,495
Marketing expenses	2,856	2,047	5,748	4,175
Federal deposit insurance premiums	2,064	1,130	4,287	2,259
Professional services	3,804	3,333	8,562	5,906
Amortization of intangible assets	842	1,115	1,751	2,298
Real estate owned expense	83	72	264	109
Merger, asset disposition and restructuring expense	1,593	—	4,395	1,374
Other expenses	1,510	1,849	3,373	2,608
Total noninterest expense	85,858	81,411	173,308	161,759
Income before income taxes	43,558	43,277	87,545	79,177
Federal and state income taxes expense	10,514	9,851	20,822	17,464
Net income	$33,044	33,426	66,723	61,713
Basic earnings per share	$0.26	0.26	0.53	0.49
Diluted earnings per share	$0.26	0.26	0.52	0.49
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited)
(in thousands)

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$33,044	33,426	66,723	61,713
Other comprehensive (loss)/income net of tax:
Net unrealized holding (losses)/gains on marketable securities:
Unrealized holding losses, net of tax of $3,771, $11,973, $463 and $30,850, respectively	(17,719)	(39,954)	(4,702)	(104,737)
Reclassification adjustment for losses/(gains) included in net income, net of tax of ($1,731), $0, ($1,731) and $0, respectively	5,636	(1)	5,636	(2)
Net unrealized holding (losses)/gains on marketable securities	(12,083)	(39,955)	934	(104,739)

Change in fair value of interest rate swaps, net of tax of ($508), $0, ($508) and $0, respectively	1,737	—	1,737	—

Defined benefit plan:
Actuarial reclassification adjustments for prior period service costs and actuarial gains included in net income, net of tax of $152, $51, $304 and $101, respectively	(382)	(131)	(764)	(262)

Other comprehensive (loss)/income	(10,728)	(40,086)	1,907	(105,001)

Total comprehensive income/(loss)	$22,316	(6,660)	68,630	(43,288)
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended June 30, 2023	Shares	Amount
Beginning balance at March 31, 2023	127,065,400	$1,271	1,020,855	649,672	(158,523)	1,513,275

Comprehensive income:
Net income	—	—	—	33,044	—	33,044

Other comprehensive loss, net of tax of $1,684	—	—	—	—	(10,728)	(10,728)

Total comprehensive income/(loss)	—	—	—	33,044	(10,728)	22,316

Exercise of stock options	3,466	—	33	—	—	33

Stock-based compensation expense	40,727	1	1,300	—	—	1,301

Stock-based compensation forfeited	(20,630)	(1)	1	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(25,424)	—	(25,424)

Ending balance at June 30, 2023	127,088,963	$1,271	1,022,189	657,292	(169,251)	1,511,501

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended June 30, 2022	Shares	Amount
Beginning balance at March 31, 2022	126,686,373	$1,267	1,012,308	612,481	(102,544)	1,523,512

Comprehensive income:
Net income	—	—	—	33,426	—	33,426

Other comprehensive loss, net of tax of $12,024	—	—	—	—	(40,086)	(40,086)

Total comprehensive income/(loss)	—	—	—	33,426	(40,086)	(6,660)

Exercise of stock options	139,795	1	1,618	—	—	1,619

Stock-based compensation expense	65,155	2	1,422	—	—	1,424

Stock-based compensation forfeited	(9,557)	(1)	1	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(25,356)	—	(25,356)

Ending balance at June 30, 2022	126,881,766	$1,269	1,015,349	620,551	(142,630)	1,494,539
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Six months ended June 30, 2023	Shares	Amount
Beginning balance at December 31, 2022	127,028,848	$1,270	1,019,647	641,727	(171,158)	1,491,486

Comprehensive income:
Net income	—	—	—	66,723	—	66,723

Other comprehensive income, net of tax of ($1,472)	—	—	—	—	1,907	1,907

Total comprehensive income	—	—	—	66,723	1,907	68,630

Adoption of ASU No. 2022-02	—	—	—	(329)	—	(329)

Exercise of stock options	41,684	1	497	—	—	498

Stock-based compensation expense	73,775	1	2,044	—	—	2,045

Stock-based compensation forfeited	(55,344)	(1)	1	—	—	—

Dividends paid ($0.40 per share)	—	—	—	(50,829)	—	(50,829)

Ending balance at June 30, 2023	127,088,963	$1,271	1,022,189	657,292	(169,251)	1,511,501

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Six months ended June 30, 2022	Shares	Amount
Beginning balance at December 31, 2021	126,612,183	$1,266	1,010,405	609,529	(37,629)	1,583,571

Comprehensive income:
Net income	—	—	—	61,713	—	61,713

Other comprehensive loss, net of tax of $30,951	—	—	—	—	(105,001)	(105,001)

Total comprehensive income/(loss)	—	—	—	61,713	(105,001)	(43,288)

Exercise of stock options	241,408	2	2,822	—	—	2,824

Stock-based compensation expense	75,377	2	2,121	—	—	2,123

Stock-based compensation forfeited	(47,202)	(1)	1	—	—	—

Dividends paid ($0.40 per share)	—	—	—	(50,691)	—	(50,691)

Ending balance at June 30, 2022	126,881,766	$1,269	1,015,349	620,551	(142,630)	1,494,539
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six months ended June 30,
	2023	2022
Operating activities:
Net income	$66,723	61,713
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	13,926	1,148
Loss on sale of investments	8,306	5
Net loss/(gain) on sale of assets	691	(630)
Mortgage banking activity	5,900	(2,660)
Gain on sale of SBA loans	(1,112)	—
Gain on sale of mortgage servicing rights	(8,305)	—
Net depreciation, amortization and accretion	8,798	2,860
Decrease in other assets	(40,281)	(23,489)
Decrease in other liabilities	(2,545)	(16,891)
Net amortization on marketable securities	1,724	2,783
Noncash compensation expense related to stock benefit plans	2,045	2,123
Noncash write-down of real estate owned	37	41
Deferred income tax expense	1,010	2,256
Origination of loans held-for-sale	(82,984)	(225,091)
Proceeds from sale of loans held-for-sale	78,822	222,662
Net cash provided by operating activities	52,755	26,830

Investing activities:
Purchase of marketable securities held-to-maturity	—	(212,892)
Purchase of marketable securities available-for-sale	(23,502)	(102,178)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	32,998	57,254
Proceeds from maturities and principal reductions of marketable securities available-for-sale	57,276	148,260
Proceeds from sale of marketable securities available-for-sale	101,229	—
Proceeds from bank-owned life insurance	1,633	2,553
Loan originations	(2,024,737)	(2,158,246)
Proceeds from sale of mortgage servicing rights	13,118	—
Loan purchases	—	(304,163)
Proceeds from loan maturities and principal reductions	1,673,841	2,054,203
Net (redemptions)/proceeds of FHLB stock	(4,470)	822
Proceeds from sale of real estate owned	1,257	424
Proceeds from sale of real estate owned for investment, net	—	153
(Purchases)/disposals of premises and equipment, net	(1,330)	1,687
Net cash used in investing activities	(172,687)	(512,123)

Financing activities:
Net increase/(decrease) in deposits	197,847	(233,910)
Repayments of long-term borrowings	—	(10,094)
Net decrease in short-term borrowings	(48,852)	(8,603)
Increase in advances by borrowers for taxes and insurance	9,530	11,040
Cash dividends paid on common stock	(50,829)	(50,691)
Proceeds from stock options exercised	498	2,824
Net cash provided by/(used in) financing activities	108,194	(289,434)
Net decrease in cash and cash equivalents	$(11,738)	(774,727)

Cash and cash equivalents at beginning of period	$139,365	1,279,259
Net decrease in cash and cash equivalents	(11,738)	(774,727)
Cash and cash equivalents at end of period	$127,627	504,532

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $30,790 and $6,943, respectively)	$56,218	11,520
Income taxes	24,106	11,581

Non-cash activities:
Loan foreclosures and repossessions	$1,803	2,591
Sale of real estate owned financed by the Company	70	—
See accompanying notes to unaudited Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)    Basis of Presentation and Informational Disclosures

Northwest Bancshares, Inc. (the “Company” or “NWBI”), a Maryland corporation headquartered in Columbus, Ohio, is a bank holding company regulated by the Board of Governors of the Federal Reserve System (“FRB”). The primary activity of the Company is the ownership of all of the issued and outstanding common stock of Northwest Bank, a Pennsylvania-chartered savings bank (“Northwest”). Northwest is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking. Northwest operates 142 community-banking offices throughout Pennsylvania, Western New York, Eastern Ohio, and Indiana.

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

Certain items previously reported have been reclassified to conform to the current year’s reporting format. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the quarter and six months ended June 30, 2022, to reclassify the provision for credit losses - unfunded commitments, previously presented in other expense, to provide additional transparency to financial statement users.

The results of operations for the quarter ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other period.

Stock-Based Compensation

On March 15, 2023, the Company awarded employees 176,623 restricted stock units (“RSUs”) with a weighted average discounted grant date fair value of $11.28. The RSUs vest over a three-year period with the first vesting occurring one year from the grant date. The Company awarded directors 33,048 restricted stock awards (“RSAs”) with a grant date fair value of $12.80 which fully vest one-year from the grant date. Also, the Company awarded employees 176,623 performance share units (“PSUs”) with a discounted grant date fair value of $10.54. The number of PSUs earned will be based on attainment of certain performance criteria over a three-year period, with the actual number of shares issuable ranging between 0% and 150% of the number of PSUs granted. The PSUs have a three-year cliff vesting, from the date of grant, and any PSUs earned will be issued after the vesting period. As of June 30, 2023, we awarded discretionary grants of 168,639 RSUs with a weighted average grant date fair value of $10.92. These shares vest over a two or three years period with the first vesting occurring one year from the grant date. Stock-based compensation expense of $1.3 million and $1.4 million for the quarters ended June 30, 2023 and 2022, respectively, was recognized in compensation expense relating to our stock benefit plans. At June 30, 2023, there was compensation expense of $532,000 to be recognized for awarded but unvested stock options, $2.7 million for unvested restricted common shares, $4.1 million to be recognized for awarded but unvested RSUs, $300,000 to be recognized for awarded but unvested RSAs, and $2.3 million to be recognized for awarded but unvested PSUs.

 Income Taxes-Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. We had $473,000 of liability for unrecognized tax benefits as of both June 30, 2023 and December 31, 2022.

We recognize interest accrued related to: (1) unrecognized tax benefits in other expenses and (2) refund claims in other operating income. We recognize penalties (if any) in other expenses. We are subject to audit by the Internal Revenue Service and any state in which we conduct business for the tax periods ended December 31, 2022, 2021, 2020 and 2019.

Recently Adopted Accounting Standards

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure.” This ASU eliminates the accounting guidance for troubled debt restructurings (“TDRs”), while enhancing disclosure requirements for certain loan modifications when a borrower is experiencing financial difficulty. This ASU also requires the disclosure of current period gross write-offs by year for origination for financing receivables. This guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those years, with early adoption permitted. This ASU is applied prospectively to modifications and write-offs beginning on the first day of the fiscal year of adoption. An entity may elect to adopt a modified retrospective transition method on the recognition and measurement of the TDR guidance.

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

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance provides expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The amendments primarily include contract modifications and hedge accounting, as well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity. This guidance was effective as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date to Topic 848”. This guidance extends the guidance of ASU 2022-04 from December 31, 2022 to December 31, 2024. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform.” This ASU provides amendments, which are elective, and apply to all entities that have derivative instruments that use an interest rate for margining, discounting or contract price alignment of certain derivative instruments that are modified as a result of the reference rate reform. This ASU is effective upon issuance through December 31, 2024, and can be adopted at any time during this period.

During the quarter-ended June 30, 2023, we completed our LIBOR transition plan and modified the Company’s loan and other financial instrument contracts that are impacted by the transition. The Company chose the Secured Overnight Financing Rate (“SOFR”) as its alternative replacement for LIBOR on both back-to-back swaps and variable rate loans. There was no material impact to the Company's financial statements as a result of the transition.

(2)    Marketable Securities

The following table shows the portfolio of marketable securities available-for-sale at June 30, 2023 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S government and agencies:
Due after one year through five years	$20,000	—	(1,676)	18,324
Due after ten years	51,124	—	(10,627)	40,497

Debt issued by government-sponsored enterprises:
Due after one year through five years	20,984	—	(2,940)	18,044
Due after five years through ten years	25,516	—	(4,027)	21,489

Municipal securities:
Due within one year	500	—	—	500
Due after one year through five years	950	17	(9)	958
Due after five years through ten years	20,481	—	(1,845)	18,636
Due after ten years	64,589	59	(10,409)	54,239

Corporate debt issues:
Due after five years through ten years	8,463	—	(917)	7,546

Residential mortgage-backed securities:
Fixed rate pass-through	219,643	4	(28,705)	190,942
Variable rate pass-through	7,861	2	(215)	7,648
Fixed rate agency CMOs	821,371	—	(151,317)	670,054
Variable rate agency CMOs	25,619	35	(579)	25,075
Total residential mortgage-backed securities	1,074,494	41	(180,816)	893,719
Total marketable securities available-for-sale	$1,287,101	117	(213,266)	1,073,952

The following table shows the portfolio of marketable securities available-for-sale at December 31, 2022 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after one year through five years	$20,000	—	(1,799)	18,201
Due after ten years	53,152	—	(10,761)	42,391

Debt issued by government-sponsored enterprises:
Due after one year through five years	993	—	(49)	944
Due after five years through ten years	45,814	—	(7,557)	38,257

Municipal securities:
Due within one year	506	—	(1)	505
Due after one year through five years	986	21	(13)	994
Due after five years through ten years	36,332	—	(2,290)	34,042
Due after ten years	89,631	8	(13,414)	76,225

Corporate debt issues:
Due after five years through ten years	13,540	—	(562)	12,978

Residential mortgage-backed securities:
Fixed rate pass-through	227,122	35	(31,171)	195,986
Variable rate pass-through	8,837	10	(184)	8,663
Fixed rate agency CMOs	906,962	—	(145,284)	761,678
Variable rate agency CMOs	27,853	31	(640)	27,244
Total residential mortgage-backed securities	1,170,774	76	(177,279)	993,571
Total marketable securities available-for-sale	$1,431,728	105	(213,725)	1,218,108

The following table shows the portfolio of marketable securities held-to-maturity at June 30, 2023 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due after one year through five years	$49,471	—	(6,541)	42,930
Due after five years through ten years	74,985	—	(13,586)	61,399

Residential mortgage-backed securities:
Fixed rate pass-through	155,431	—	(23,770)	131,661
Variable rate pass-through	495	—	(10)	485
Fixed rate agency CMOs	566,934	—	(85,253)	481,681
Variable rate agency CMOs	529	—	(9)	520
Total residential mortgage-backed securities	723,389	—	(109,042)	614,347
Total marketable securities held-to-maturity	$847,845	—	(129,169)	718,676

The following table shows the portfolio of marketable securities held-to-maturity at December 31, 2022 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due after one year through five years	$29,478	—	(3,676)	25,802
Due after five years through ten years	94,977	—	(18,157)	76,820

Residential mortgage-backed securities:
Fixed rate pass-through	163,196	—	(24,684)	138,512
Variable rate pass-through	542	—	(12)	530
Fixed rate agency CMOs	592,527	—	(83,325)	509,202
Variable rate agency CMOs	529	—	(11)	518
Total residential mortgage-backed securities	756,794	—	(108,032)	648,762
Total marketable securities held-to-maturity	$881,249	—	(129,865)	751,384

The following table shows the contractual maturity of our residential mortgage-backed securities available-for-sale at June 30, 2023 (in thousands):

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due within one year	$16	16
Due after one year through five years	20,874	18,781
Due after five years through ten years	34,546	32,342
Due after ten years	1,019,058	842,580
Total residential mortgage-backed securities	$1,074,494	893,719

The following table shows the contractual maturity of our residential mortgage-backed securities held-to-maturity at June 30, 2023 (in thousands):

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due after one year through five years	$20,430	17,529
Due after five years through ten years	20,234	15,973
Due after ten years	682,725	580,845
Total residential mortgage-backed securities	$723,389	614,347

The following table shows the fair value of and gross unrealized losses on available for sale investment securities and held to maturity investment securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2023 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$—	—	202,683	(39,397)	202,683	(39,397)
Municipal securities	7,375	(306)	60,351	(11,957)	67,726	(12,263)
Corporate issues	4,339	(644)	3,207	(273)	7,546	(917)
Residential mortgage-backed securities - agency	191,673	(8,906)	1,313,801	(280,952)	1,505,474	(289,858)
Total	$203,387	(9,856)	1,580,042	(332,579)	1,783,429	(342,435)

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

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of June 30, 2023, which were comprised of 543 individual securities, represents a credit loss impairment. All of these securities were issued by U.S. government agencies, U.S. government-sponsored enterprises, local municipalities, or represent corporate debt. The securities issued by the U.S. government agencies or U.S. government-sponsored enterprises are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The securities issued by local municipalities and the corporate debt issues were all highly rated by major rating agencies and have no history of credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. The Company does not have the intent to sell these investment securities and it is more likely than not that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The decline in fair value of the held-to-maturity debt securities were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities, therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2023.

The following table presents the credit quality of our held-to-maturity securities, based on the latest information available as of June 30, 2023 (in thousands). The credit ratings are sourced from nationally recognized rating agencies, which include Moody’s and S&P, and they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of June 30, 2023.

	AA+	Total
Held-to-maturity securities (at amortized cost):
Debt issued by the U.S. government-sponsored enterprises	$124,456	124,456
Residential mortgage-backed securities	723,389	723,389
Total marketable securities held-to-maturity	$847,845	847,845

(3)    Loans Receivable

The following table shows a summary of our loans receivable at amortized cost basis at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023			December 31, 2022
	Originated (1)	Acquired (2)	Total	Originated (1)	Acquired (2)	Total
Personal Banking:
Residential mortgage loans (3)	$3,338,525	156,632	3,495,157	3,327,879	170,720	3,498,599
Home equity loans	1,135,044	141,018	1,276,062	1,131,641	166,033	1,297,674
Vehicle loans	2,009,881	77,449	2,087,330	1,965,385	91,398	2,056,783
Consumer loans	107,304	6,428	113,732	104,284	7,588	111,872
Total Personal Banking	6,590,754	381,527	6,972,281	6,529,189	435,739	6,964,928

Commercial Banking:
Commercial real estate loans	2,251,248	275,891	2,527,139	2,135,607	312,421	2,448,028
Commercial real estate loans - owner occupied	341,559	26,526	368,085	341,704	33,823	375,527
Commercial loans	1,357,216	46,510	1,403,726	1,082,914	49,055	1,131,969
Total Commercial Banking	3,950,023	348,927	4,298,950	3,560,225	395,299	3,955,524
Total loans receivable, gross	10,540,777	730,454	11,271,231	10,089,414	831,038	10,920,452

Allowance for credit losses	(115,875)	(8,548)	(124,423)	(107,379)	(10,657)	(118,036)
Total loans receivable, net (4)	$10,424,902	721,906	11,146,808	9,982,035	820,381	10,802,416
(1) Includes originated and loan pools purchased in an asset acquisition.
(2) Includes loans subject to purchase accounting in a business combination.
(3) Includes $16.1 million and $9.9 million of loans held-for-sale at June 30, 2023 and December 31, 2022, respectively.
(4) Includes $75.8 million and $76.1 million of net unearned income, unamortized premiums and discounts and deferred fees and costs at June 30, 2023 and December 31, 2022, respectively.

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended June 30, 2023 (in thousands):

	Balance as of June 30, 2023	Current period provision	Charge-offs	Recoveries	Balance as of March 31, 2023
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$17,556	(1,676)	(545)	539	19,238
Home equity loans	5,002	(456)	(235)	212	5,481
Vehicle loans	27,283	2,030	(1,539)	626	26,166
Consumer loans	1,010	1,231	(1,233)	280	732
Total Personal Banking	50,851	1,129	(3,552)	1,657	51,617

Commercial Banking:
Commercial real estate loans	50,056	4,576	(415)	491	45,404
Commercial real estate loans - owner occupied	3,498	189	(68)	26	3,351
Commercial loans	20,018	116	(1,209)	226	20,885
Total Commercial Banking	73,572	4,881	(1,692)	743	69,640
Total	$124,423	6,010	(5,244)	2,400	121,257

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$4	1	—	—	3
Home equity loans	64	4	—	—	60
Total Personal Banking	68	5	—	—	63

Commercial Banking:
Commercial real estate loans	7,655	1,731	—	—	5,924
Commercial real estate loans - owner occupied	320	(121)	—	—	441
Commercial loans	7,916	1,305	—	—	6,611
Total Commercial Banking	15,891	2,915	—	—	12,976
Total off-balance sheet exposure	$15,959	2,920	—	—	13,039

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

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2023 (in thousands):

	Balance June 30, 2023	Current period provision	Charge-offs	Recoveries	ASU 2022-02 Adoption	Balance December 31, 2022
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$17,556	(1,677)	(752)	724	—	19,261
Home equity loans	5,002	(906)	(399)	405	—	5,902
Vehicle loans	27,283	6,283	(3,207)	1,148	—	23,059
Consumer loans	1,010	2,027	(2,299)	617	—	665
Total Personal Banking	50,851	5,727	(6,657)	2,894	—	48,887

Commercial Banking:
Commercial real estate loans	50,056	4,697	(1,072)	1,499	426	44,506
Commercial real estate loans - owner occupied	3,498	(485)	(68)	47	—	4,004
Commercial loans	20,018	941	(2,074)	512	—	20,639
Total Commercial Banking	73,572	5,153	(3,214)	2,058	426	69,149
Total	$124,423	10,880	(9,871)	4,952	426	118,036

Allowance for Credit Losses - off-balance sheet exposure (1)
Personal Banking:
Residential mortgage loans	$4	—	—	—	—	4
Home equity loans	64	(10)	—	—	—	74
Total Personal Banking	68	(10)	—	—	—	78

Commercial Banking:
Commercial real estate loans	7,655	2,280	—	—	—	5,375
Commercial real estate loans - owner occupied	320	(59)	—	—	—	379
Commercial loans	7,916	835	—	—	—	7,081
Total Commercial Banking	15,891	3,056	—	—	—	12,835
Total off-balance sheet exposure	$15,959	3,046	—	—	—	12,913
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

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the six months ended June 30, 2022 (in thousands):

	Balance as of June 30, 2022	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2021
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$16,158	9,685	(1,321)	421	7,373
Home equity loans	5,232	(214)	(702)	848	5,300
Vehicle loans	15,738	583	(1,581)	1,253	15,483
Consumer loans	779	(691)	(2,054)	640	2,884
Total Personal Banking	37,907	9,363	(5,658)	3,162	31,040

Commercial Banking:
Commercial real estate loans	39,641	(11,582)	(5,416)	2,498	51,141
Commercial real estate loans - owner occupied	4,095	201	—	11	3,883
Commercial loans	16,712	3,166	(1,010)	1,379	13,177
Total Commercial Banking	60,448	(8,215)	(6,426)	3,888	71,201
Total	$98,355	1,148	(12,084)	7,050	102,241

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$6	4	—	—	2
Home equity loans	64	25	—	—	39
Total Personal Banking	70	29	—	—	41

Commercial Banking:
Commercial real estate loans	3,463	2,582	—	—	881
Commercial real estate loans - owner occupied	328	186	—	—	142
Commercial loans	3,589	2,195	—	—	1,394
Total Commercial Banking	7,380	4,963	—	—	2,417
Total off-balance sheet exposure	$7,450	4,992	—	—	2,458

During the six months ended June 30, 2022, the Company purchased a total of $115.8 million small business equipment finance loan pools and a total of $188.3 million one- to four-family jumbo mortgage loan pools.

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at June 30, 2023 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$3,495,157	17,556	8,083	—
Home equity loans	1,276,062	5,002	3,454	—
Vehicle loans	2,087,330	27,283	3,465	—
Consumer loans	113,732	1,010	246	414
Total Personal Banking	6,972,281	50,851	15,248	414

Commercial Banking:
Commercial real estate loans	2,527,139	50,056	58,521	—
Commercial real estate loans - owner occupied	368,085	3,498	429	—
Commercial loans	1,403,726	20,018	4,391	118
Total Commercial Banking	4,298,950	73,572	63,341	118

Total	$11,271,231	124,423	78,589	532

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

We present the amortized cost of our loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the period ended June 30, 2023 (in thousands):

		June 30, 2023
	Nonaccrual loans at January 1, 2023	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$7,574	8,083	—	8,083	—
Home equity loans	4,145	3,278	176	3,454	—
Vehicle loans	3,771	2,522	943	3,465	—
Consumer loans	256	246	—	246	414
Total Personal Banking	15,746	14,129	1,119	15,248	414

Commercial Banking:
Commercial real estate loans	62,239	22,507	36,014	58,521	—
Commercial real estate loans - owner occupied	624	429	—	429	—
Commercial loans	2,627	3,886	505	4,391	118
Total Commercial Banking	65,490	26,822	36,519	63,341	118

Total	$81,236	40,951	37,638	78,589	532

During the three and six months ended June 30, 2023, we did not recognize interest income on nonaccrual loans.

The following table presents the amortized cost of our loans on nonaccrual status as of the year ended December 31, 2022 (in thousands):

		December 31, 2022
	Nonaccrual loans at January 1, 2022	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$10,402	7,574	—	7,574	—
Home equity loans	5,758	3,887	258	4,145	—
Vehicle loans	3,263	2,175	1,596	3,771	2
Consumer loans	675	256	—	256	405
Total Personal Banking	20,098	13,892	1,854	15,746	407

Commercial Banking:
Commercial real estate loans	129,666	22,182	40,057	62,239	—
Commercial real estate loans - owner occupied	1,233	624	—	624	—
Commercial loans	7,474	2,024	603	2,627	337
Total Commercial Banking	138,373	24,830	40,660	65,490	337

Total	$158,471	38,722	42,514	81,236	744

During the year ended December 31, 2022, we recognized $678,000 of interest income on nonaccrual and troubled debt restructuring loans.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2023 (in thousands):

	Real estate	Total
Commercial Banking:
Commercial real estate loans	$53,910	53,910
Commercial loans	308	308
Total Commercial Banking	54,218	54,218

Total	$54,218	54,218

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2022 (in thousands):

	Real estate	Equipment	Total
Personal Banking:
Residential mortgage loans	$569	—	569
Home equity loans	100	—	100
Total Personal Banking	669	—	669

Commercial Banking:
Commercial real estate loans	57,056	—	57,056
Commercial loans	175	210	385
Total Commercial Banking	57,231	210	57,441

Total	$57,900	210	58,110

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extensions, an other-than-insignificant payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses.

In some cases, the Company provides multiple types of concessions to one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For loans included in the "combination" columns below, multiple types of modifications have been made on the same loan within the current reporting period. The combination is at least two of the following: a term extension, principal forgiveness, an other-than-insignificant payment delay, and/or an interest rate reduction.

The following table presents the amortized cost basis of loans as of June 30, 2023 that were both experiencing financial difficulty and modified during the periods indicated, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financial receivable is also presented below.

	For the quarter ended June 30, 2023		For the six months ended June 30, 2023
	Term extension	Total class of financing receivable	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable
Personal Banking:
Residential mortgage loans	$82	0.00%	262	—	0.01%
Home equity loans	118	0.01%	166	—	0.01%
Consumer loans	—	—%	—	3	—%
Total Personal Banking	200	—%	428	3	0.01%

Commercial Banking:
Commercial real estate loans	—	—%	220	—	0.01%
Commercial loans	—	—%	660	—	0.05%
Total Commercial Banking	—	—%	880	—	0.02%

Total	$200	0.00%	1,308	3	0.01%

The Company has committed to lend additional amounts totaling $31,000 to the borrowers included in the previous table.

The following table presents the effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods indicated:

	For the quarter ended June 30, 2023	For the six months ended June 30, 2023
	Weighted-average term extension in months	Weighted-average interest rate reduction	Weighted-average term extension in months
Personal Banking:
Residential mortgage loans	100	—	132
Home equity loans	42	—	73
Consumer loans	9	12%	319
Total Personal Banking	66	12%	111

Commercial Banking:
Commercial real estate loans	0	—	25
Commercial loans	0	—	9
Total Commercial Banking	0	—	13
Total loans	66	12%	45

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that such loans have been modified since the adoption of ASU 2022-02:

	Current	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent
Personal Banking:
Residential mortgage loans	$262	—	—	—
Home equity loans	166	—	—	—
Consumer loans	3	—	—	—
Total Personal Banking	431	—	—	—

Commercial Banking:
Commercial real estate loans	81	139	—	—
Commercial loans	—	660	—	—
Total Commercial Banking	81	799	—	—
Total loans	$512	799	—	—

No loans modified since the adoption of ASU 2022-02 subsequently defaulted during the quarter ended June 30, 2023.

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

The following tables provide a roll forward of troubled debt restructurings for the periods indicated, prior to the adoption of ASU 2022-02 (dollars in thousands):

	For the quarter ended June 30, 2022		For the six months ended June 30, 2022
	Number of contracts	Amount	Number of Contracts	Amount
Beginning TDR balance:	130	$28,701	134	$30,288
New TDRs	2	26,115	2	26,115
Re-modified TDRs	5	6,403	6	6,603
Net paydowns	—	(479)	—	(1,509)
Charge-offs:
Residential mortgage loans	—	—	1	(3)
Paid-off loans:
Residential mortgage loans	—	—	1	(201)
Home equity loans	1	(13)	2	(77)
Commercial real estate loans	2	(80)	3	(369)
Commercial loans	1	(7)	1	(7)
Ending TDR balance:	128	$54,237	128	$54,237
Accruing TDRs		$16,590		$16,590
Nonaccrual TDRs		37,647		37,647

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

The following table provides information as of June 30, 2022 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended June 30, 2022, prior to the adoption of ASU 2022-02 (in thousands):

	Type of modification
	Number of contracts	Rate	Maturity date	Total

Commercial Banking:
Commercial real estate loans	3	$4,179	25,113	29,292
Commercial loans	4	—	3,226	3,226
Total Commercial Banking	7	4,179	28,339	32,518

Total	7	$4,179	28,339	32,518

The following table provides information as of June 30, 2022 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the six months ended June 30, 2022, prior to the adoption of ASU 2022-02 (in thousands):

	Type of modification
	Number of contracts	Rate	Maturity date	Total

Commercial Banking:
Commercial real estate loans	4	$4,179	25,313	29,492
Commercial loans	4	—	3,226	3,226
Total Commercial Banking	8	4,179	28,539	32,718

Total	8	$4,179	28,539	32,718

The following table provides information related to troubled debt restructurings modified within the previous twelve months of June 30, 2022 that subsequently defaulted, prior to the adoption of ASU 2022-02:

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Commercial Banking:
Commercial real estate loans	1	$4,167	3,823	—
Total Commercial Banking	1	4,167	3,823	—

Total	1	$4,167	3,823	—

The following table provides information related to the amortized cost basis of loan payment delinquencies at June 30, 2023 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$627	3,521	6,290	10,438	3,484,719	3,495,157	—
Home equity loans	3,395	1,614	1,965	6,974	1,269,088	1,276,062	—
Vehicle loans	7,440	2,124	1,890	11,454	2,075,876	2,087,330	—
Consumer loans	515	460	557	1,532	112,200	113,732	414
Total Personal Banking	11,977	7,719	10,702	30,398	6,941,883	6,972,281	414

Commercial Banking:
Commercial real estate loans	2,710	853	8,501	12,064	2,515,075	2,527,139	—
Commercial real estate loans - owner occupied	—	435	74	509	367,576	368,085	—
Commercial loans	15,658	11,092	2,414	29,164	1,374,562	1,403,726	118
Total Commercial Banking	18,368	12,380	10,989	41,737	4,257,213	4,298,950	118
Total loans	$30,345	20,099	21,691	72,135	11,199,096	11,271,231	532

The following table provides information related to the amortized cost basis of loan payment delinquencies at December 31, 2022 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$29,487	5,563	5,574	40,624	3,457,975	3,498,599	—
Home equity loans	6,657	975	2,257	9,889	1,287,785	1,297,674	—
Vehicle loans	8,677	2,770	2,471	13,918	2,042,865	2,056,783	2
Consumer loans	758	300	608	1,666	110,206	111,872	405
Total Personal Banking	45,579	9,608	10,910	66,097	6,898,831	6,964,928	407

Commercial Banking:
Commercial real estate loans	3,947	2,377	7,589	13,913	2,434,115	2,448,028	—
Commercial real estate loans - owner occupied	61	—	278	339	375,188	375,527	—
Commercial loans	2,648	1,115	1,829	5,592	1,126,377	1,131,969	337
Total Commercial Banking	6,656	3,492	9,696	19,844	3,935,680	3,955,524	337
Total originated loans	$52,235	13,100	20,606	85,941	10,834,511	10,920,452	744

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

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator and the current period charge-offs by year of origination for each portfolio segment as of June 30, 2023 (in thousands):

	YTD June 30, 2023	2022	2021	2020	2019	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$108,010	674,875	814,044	529,235	255,852	1,101,082	—	—	3,483,098
Substandard	—	382	787	229	204	10,457	—	—	12,059
Total residential mortgage loans	108,010	675,257	814,831	529,464	256,056	1,111,539	—	—	3,495,157
Residential mortgage current period charge-offs	—	—	(5)	(130)	—	(617)	—	—	(752)
Home equity loans
Pass	53,862	108,324	116,224	160,519	102,498	223,342	464,504	43,090	1,272,363
Substandard	—	—	—	12	214	1,754	930	789	3,699
Total home equity loans	53,862	108,324	116,224	160,531	102,712	225,096	465,434	43,879	1,276,062
Home equity current period charge-offs	—	(53)	(46)	—	(4)	(225)	(1)	(70)	(399)
Vehicle loans
Pass	416,175	817,965	496,017	175,268	97,646	80,794	—	—	2,083,865
Substandard	47	789	1,186	368	580	495	—	—	3,465
Total vehicle loans	416,222	818,754	497,203	175,636	98,226	81,289	—	—	2,087,330
Vehicle current period charge-offs	(255)	(904)	(905)	(304)	(318)	(521)	—	—	(3,207)
Consumer loans
Pass	14,463	15,140	7,481	3,018	2,153	6,413	63,480	925	113,073
Substandard	10	46	24	3	19	48	433	76	659
Total consumer loans	14,473	15,186	7,505	3,021	2,172	6,461	63,913	1,001	113,732
Consumer loan current period charge-offs	(1,138)	(165)	(162)	(99)	(131)	(525)	(73)	(6)	(2,299)
Total Personal Banking	592,567	1,617,521	1,435,763	868,652	459,166	1,424,385	529,347	44,880	6,972,281
Business Banking:
Commercial real estate loans
Pass	98,225	394,071	356,637	342,021	231,138	828,998	23,273	25,715	2,300,078
Special mention	—	7,233	18,560	25,942	2,953	17,029	111	—	71,828
Substandard	—	—	1,512	3,375	50,912	99,141	132	161	155,233
Total commercial real estate loans	98,225	401,304	376,709	371,338	285,003	945,168	23,516	25,876	2,527,139
Commercial real estate current period charge-offs	—	—	(45)	—	(51)	(976)	—	—	(1,072)
Commercial real estate loans - owner occupied
Pass	15,335	63,894	48,767	16,740	46,092	154,995	1,397	2,237	349,457
Special mention	—	123	—	8	—	2,211	—	—	2,342
Substandard	—	—	128	1,354	4,825	9,250	—	729	16,286
Total commercial real estate loans - owner occupied	15,335	64,017	48,895	18,102	50,917	166,456	1,397	2,966	368,085
Commercial real estate - owner occupied current period charge-offs	—	—	—	—	—	(68)	—	—	(68)
Commercial loans
Pass	236,447	451,264	81,930	30,337	40,649	60,620	471,516	5,218	1,377,981
Special mention	59	335	64	413	387	185	1,597	—	3,040
Substandard	—	3,812	598	610	2,576	1,098	12,144	1,867	22,705
Total commercial loans	236,506	455,411	82,592	31,360	43,612	61,903	485,257	7,085	1,403,726
Commercial loans current period charge-offs	—	(720)	(517)	(222)	(10)	(603)	—	(2)	(2,074)
Total Business Banking	350,066	920,732	508,196	420,800	379,532	1,173,527	510,170	35,927	4,298,950

Total loans	$942,633	2,538,253	1,943,959	1,289,452	838,698	2,597,912	1,039,517	80,807	11,271,231
For the six months ended June 30, 2023, $10.0 million of revolving loans were converted to term loans.

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator for each portfolio segment as of December 31, 2022 (in thousands):

	2022	2021	2020	2019	2018	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$659,930	837,823	546,604	265,520	131,599	1,043,394	—	—	3,484,870
Substandard	422	187	474	796	531	11,319	—	—	13,729
Total residential mortgage loans	660,352	838,010	547,078	266,316	132,130	1,054,713	—	—	3,498,599
Home equity loans
Pass	114,598	126,608	173,044	110,495	50,314	198,971	475,229	42,887	1,292,146
Substandard	—	46	—	127	324	3,066	683	1,282	5,528
Total home equity loans	114,598	126,654	173,044	110,622	50,638	202,037	475,912	44,169	1,297,674
Vehicle loans
Pass	966,432	611,310	227,897	135,134	70,071	42,166	—	—	2,053,010
Substandard	292	1,096	667	689	657	372	—	—	3,773
Total vehicle loans	966,724	612,406	228,564	135,823	70,728	42,538	—	—	2,056,783
Consumer loans
Pass	19,302	9,874	4,327	3,557	2,409	5,094	65,610	1,037	111,210
Substandard	24	9	37	9	3	48	432	100	662
Total consumer loans	19,326	9,883	4,364	3,566	2,412	5,142	66,042	1,137	111,872
Total Personal Banking	1,761,000	1,586,953	953,050	516,327	255,908	1,304,430	541,954	45,306	6,964,928
Business Banking:
Commercial real estate loans
Pass	322,050	346,355	369,868	244,188	209,500	696,628	24,954	13,314	2,226,857
Special mention	—	17,216	16,782	87	1,000	15,887	157	15	51,144
Substandard	—	4,561	3,617	48,879	41,521	70,384	459	606	170,027
Total commercial real estate loans	322,050	368,132	390,267	293,154	252,021	782,899	25,570	13,935	2,448,028
Commercial real estate - owner occupied
Pass	62,905	51,673	17,989	49,600	43,570	123,278	2,477	1,460	352,952
Special mention	126	—	18	—	2,297	1,106	385	—	3,932
Substandard	—	—	—	5,085	2,440	9,250	—	1,868	18,643
Total commercial real estate - owner occupied loans	63,031	51,673	18,007	54,685	48,307	133,634	2,862	3,328	375,527
Commercial loans
Pass	481,797	90,320	52,833	46,966	17,250	53,107	354,402	4,032	1,100,707
Special mention	628	2,190	506	1,704	227	—	2,129	—	7,384
Substandard	1,833	603	908	2,097	1,605	735	12,941	3,156	23,878
Total commercial loans	484,258	93,113	54,247	50,767	19,082	53,842	369,472	7,188	1,131,969
Total Business Banking	869,339	512,918	462,521	398,606	319,410	970,375	397,904	24,451	3,955,524

Total loans	$2,630,339	2,099,871	1,415,571	914,933	575,318	2,274,805	939,858	69,757	10,920,452
For the year ended December 31, 2022, $20.7 million of revolving loans were converted to term loans.

(4)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
Amortizable intangible assets:
Core deposit intangibles - gross	$74,899	74,899
Less: accumulated amortization	(68,097)	(66,367)
Core deposit intangibles - net	$6,802	8,532
Customer and Contract intangible assets - gross	$12,775	12,775
Less: accumulated amortization	(12,768)	(12,747)
Customer and Contract intangible assets - net	7	28
Total intangible assets - net	$6,809	8,560

The following table shows the actual aggregate amortization expense for the quarters ended June 30, 2023 and 2022, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended June 30, 2023	$842
For the quarter ended June 30, 2022	1,115
For the six months ended June 30, 2023	1,751
For the six months ended June 30, 2022	2,298
For the year ending December 31, 2023	3,270
For the year ending December 31, 2024	2,452
For the year ending December 31, 2025	1,662
For the year ending December 31, 2026	871
For the year ending December 31, 2027	305

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2022	$380,997
Balance at June 30, 2023	$380,997

We performed our annual goodwill impairment test as of June 30, 2023 in accordance with ASC 350 and concluded that goodwill was not impaired.

(5)    Borrowed Funds

(a)    Borrowings

Borrowed funds at June 30, 2023 and December 31, 2022 are presented in the following table:

	June 30, 2023		December 31, 2022
	Amount	Average rate	Amount	Average rate
Term notes payable to the FHLB of Pittsburgh, due within one year	$500,000	5.43%	$500,000	4.55%
Notes payable to the FHLB of Pittsburgh, due within one year	28,000	5.39%	51,300	4.45%
Collateralized borrowings, due within one year	63,863	1.24%	105,766	0.27%
Collateral received, due within one year	40,450	5.16%	24,100	4.17%
Total borrowed funds	$632,313		$681,166

Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh, if any, are secured by our residential first mortgage and other qualifying loans. At June 30, 2023, the carrying value of these loans was $6.013 billion. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250.0 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. At June 30, 2023 and December 31, 2022, the balance of the revolving line of credit was $28.0 million and $51.3 million, respectively.

At June 30, 2023 and December 31, 2022, collateralized borrowings due within one year were $63.9 million and $105.8 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB. At June 30, 2023, the carrying value of the cash and securities used as collateral was $94.6 million.

At June 30, 2023 and December 31, 2022, collateral received was $40.5 million and $24.1 million, respectively. This represents collateral posted to us from our derivative counterparties.

At each of the periods ended June 30, 2023 and December 31, 2022, term notes payable to the FHLB of Pittsburgh due within one year were $500.0 million. The June 30, 2023 total is made up of eight advances: $100.0 million at 5.52% maturing July 7, 2023; $100.0 million at 5.37% maturing July 14, 2023; $100.0 million at 5.39% maturing July 21, 2023; $100.0 million at 5.39% maturing July 28, 2023; $25.0 million at 5.46% maturing August 11, 2023; $25.0 million at 5.45% maturing August 14, 2023; $25.0 million at 5.48% maturing August 21, 2023; and $25.0 million at 5.51% maturing August 31, 2023.

On September 9, 2020, the Company issued $125.0 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month Secured Overnight Financing Rate (“SOFR”) plus 3.89% payable quarterly in arrears commencing on December 15, 2025. During the year-ended December 31, 2022 the Company repurchased $10.2 million of subordinated notes leaving $114.8 million of subordinated notes outstanding. The subordinated debt issuance costs of approximately $1.8 million are being amortized over five years on a straight-line basis into interest expense. At June 30, 2023 and December 31, 2022, subordinated debentures, net of issuance costs, were $114.0 million and $113.8 million, respectively.

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

	Maturity date	Interest rate	Capital debt securities	June 30, 2023	December 31, 2022
Northwest Bancorp Capital Trust III	December 30, 2035	3-month LIBOR plus 1.38%	$50,000	$51,547	51,547
Northwest Bancorp Statutory Trust IV	December 15, 2035	3-month LIBOR plus 1.38%	50,000	51,547	51,547
LNB Trust II	June 15, 2037	3-month LIBOR plus 1.48%	7,875	8,119	8,119
Union National Capital Trust I (1)	January 23, 2034	3-month LIBOR plus 2.85%	8,000	7,987	7,975
Union National Capital Trust II (1)	November 23, 2034	3-month LIBOR plus 2.00%	3,000	2,782	2,768
MFBC Statutory Trust I (1)	September 15, 2035	3-month LIBOR plus 1.70%	5,000	3,736	3,684
Universal Preferred Trust (1)	October 7, 2035	3-month LIBOR plus 1.69%	5,000	3,726	3,674
				$129,444	129,314
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

(6)    Guarantees

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At June 30, 2023, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $39.9 million, of which $26.3 million is fully collateralized. At June 30, 2023, we had a liability which represents deferred income of $870,000 related to the standby letters of credit.

In addition, we maintain a $5.0 million unsecured line of credit with a correspondent bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $2.2 million in notional value of credit cards have been issued. These issued credit cards had an outstanding balance of $443,000 at June 30, 2023. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to the correspondent bank; however, if the customer fails to repay their balance, the Bank could be required to satisfy the obligation to correspondent bank and initiate collection from our customer as part of the existing credit facility of that customer.

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

The following table sets forth the computation of basic and diluted EPS (in thousands, except share data and per share amounts):

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$33,044	33,426	66,723	61,713
Less: Dividends and undistributed earnings allocated to participating securities	86	159	174	294
Net income available to common shareholders	$32,958	33,267	66,549	61,419

Weighted average common shares outstanding	126,620,383	126,059,165	126,559,784	125,960,997
Add: Participating shares outstanding	331,088	604,613	331,088	604,613
Total weighted average common shares and dilutive potential shares	126,951,471	126,663,778	126,890,872	126,565,610

Basic earnings per share	$0.26	0.26	0.53	0.49

Diluted earnings per share	$0.26	0.26	0.52	0.49

(8)    Pension and Other Post-Retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post-retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended June 30,
	Pension benefits		Other post-retirement benefits
	2023	2022	2023	2022
Service cost	$1,560	2,599	—	—
Interest cost	2,245	1,671	7	10
Expected return on plan assets	(3,479)	(3,864)	—	—
Amortization of prior service cost	(564)	(564)	—	—
Amortization of the net loss	20	381	10	2
Net periodic cost	$(218)	223	17	12

	Six months ended June 30,
	Pension benefits		Other post-retirement benefits
	2023	2022	2023	2022
Service cost	$3,120	5,198	—	—
Interest cost	4,490	3,342	14	20
Expected return on plan assets	(6,958)	(7,728)	—	—
Amortization of prior service cost	(1,128)	(1,128)	—	—
Amortization of the net loss	40	762	20	4
Net periodic cost	$(436)	446	34	24

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

Deposit Liabilities

The estimated fair value of deposits with no stated maturity, which includes demand deposits, money market, and other savings accounts, is the amount payable on demand. Although market premiums paid for depository institutions reflect an additional value for these low-cost deposits, adjusting fair value for any value expected to be derived from retaining those deposits for a future period of time or from the benefit that results from the ability to fund interest-earning assets with these deposit liabilities is prohibited. The fair value estimates of deposit liabilities do not include the benefit that results from the low-cost funding provided by these deposits compared to the cost of borrowing funds in the market. Fair values for time deposits are estimated using a discounted cash flow calculation that applies contractual cost currently being offered in the existing portfolio to current market rates being offered locally for deposits of similar remaining maturities. The valuation adjustment for the portfolio consists of the present value of the difference of these two cash flows, discounted at the assumed market rate of the corresponding maturity

Borrowed Funds

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

Cash Flow Hedges, Interest Rate and Foreign Exchange Swap Agreements and Risk Participation Agreements

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At June 30, 2023 and December 31, 2022, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at June 30, 2023 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$127,627	127,627	127,627	—	—
Securities available-for-sale	1,073,952	1,073,952	—	1,073,952	—
Securities held-to-maturity	847,845	718,676	—	718,676	—
Loans receivable, net	11,130,731	10,095,362	—	—	10,095,362
Loans held-for-sale	16,077	16,077	—	—	16,077
Accrued interest receivable	37,281	37,281	37,281	—	—
Interest rate lock commitments	761	761	—	—	761
Forward commitments	101	101	—	101	—
Foreign exchange swaps	5	5	—	5	—
Interest rate swaps designated as hedging instruments	2,244	2,244	—	2,244	—
Interest rate swaps not designated as hedging instruments	45,851	45,851	—	45,851	—
FHLB stock	44,613	44,613	—	—	—
Total financial assets	$13,327,088	12,162,550	164,908	1,840,829	10,112,200

Financial liabilities:
Savings and checking deposits	$9,672,684	9,672,684	9,672,684	—	—
Time deposits	1,989,711	1,982,529	—	—	1,982,529
Borrowed funds	632,313	640,695	640,695	—	—
Subordinated debt	114,015	101,043	—	101,043	—
Junior subordinated debentures	129,444	140,431	—	—	140,431
Foreign exchange swaps	47	47	—	47	—
Interest rate swaps not designated as hedging instruments	47,134	47,134	—	47,134	—
Risk participation agreements	11	11	—	11	—
Accrued interest payable	4,936	4,936	4,936	—	—
Total financial liabilities	$12,590,295	12,589,510	10,318,315	148,235	2,122,960

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both June 30, 2023 and December 31, 2022.

The following table represents assets and liabilities measured at fair value on a recurring basis at June 30, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	58,821	—	58,821
Government-sponsored enterprises	—	39,533	—	39,533
States and political subdivisions	—	74,333	—	74,333
Corporate	—	7,546	—	7,546
Total debt securities	—	180,233	—	180,233

Residential mortgage-backed securities:
GNMA	—	18,184	—	18,184
FNMA	—	107,145	—	107,145
FHLMC	—	73,256	—	73,256
Non-agency	—	5	—	5
Collateralized mortgage obligations:
GNMA	—	341,329	—	341,329
FNMA	—	156,242	—	156,242
FHLMC	—	197,558	—	197,558
Total mortgage-backed securities	—	893,719	—	893,719

Interest rate lock commitments	—	—	761	761
Forward commitments	—	101	—	101
Foreign exchange swaps	—	5	—	5
Interest rate swaps designated as hedging instruments	—	2,244	—	2,244
Interest rate swaps not designated as hedging instruments	—	45,851	—	45,851
Total assets	$—	1,122,153	761	1,122,914

Foreign exchange swaps	$—	47	—	47
Interest rate swaps not designated as hedging instruments	—	47,134	—	47,134
Risk participation agreements	—	11	—	11
Total liabilities	$—	47,192	—	47,192

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	60,592	—	60,592
Government-sponsored enterprises	—	39,201	—	39,201
States and political subdivisions	—	111,766	—	111,766
Corporate	—	12,978	—	12,978
Total debt securities	—	224,537	—	224,537

Residential mortgage-backed securities:
GNMA	—	12,434	—	12,434
FNMA	—	117,218	—	117,218
FHLMC	—	74,991	—	74,991
Non-agency	—	6	—	6
Collateralized mortgage obligations:
GNMA	—	364,553	—	364,553
FNMA	—	185,588	—	185,588
FHLMC	—	238,781	—	238,781
Total mortgage-backed securities	—	993,571	—	993,571

Interest rate lock commitments	—	—	559	559
Forward commitments	—	128	—	128
Interest rate swaps not designated as hedging instruments	—	26,642	—	26,642
Total assets	$—	1,244,878	559	1,245,437

Foreign exchange swaps	$—	23	—	23
Interest rate swaps not designated as hedging instruments	—	45,464	—	45,464
Risk participation agreements	—	18	—	18
Total liabilities	$—	45,505	—	45,505

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	For the quarter ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Beginning balance,	$386	1,680	559	1,684
Interest rate lock commitments:
Net activity	375	(160)	202	(164)

Ending balance	$761	1,520	761	1,520

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held-for-sale, loans individually assessed, real estate owned, and mortgage servicing rights.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of June 30, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	13,467	13,467
Mortgage servicing rights	—	—	202	202
Real estate owned, net	—	—	371	371
Total assets	$—	—	14,040	14,040

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2023 (in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	$13,467	Appraisal value (1)	Estimated cost to sell	10.0%

Mortgage servicing rights	202	Discounted cash flow	Annual service cost	$92
			Prepayment rate	6.6% to 16.3% (10.3%)
			Expected life (months)	52.1 to 104.2 (74.8)
			Option adjusted spread	707 basis points
			Forward yield curve	5.25% to 5.31%

Real estate owned, net	371	Appraisal value (1)	Estimated cost to sell	15.0%

Loans held for sale	16,077	Quoted prices for similar loans in active markets adjusted by an expected pull-through rate	Estimated pull-through rate	100.0%
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

Derivatives Designated as Hedging Instruments

    During May 2023, the Company entered into four separate pay-fixed interest rate swaps in order to synthetically convert short-term three month FHLB advances to fixed-rate term funding with an aggregate value of $100 million with maturities ranging from three to five years. Our risk management objective and strategy for these interest rate swaps at such time was to reduce our exposure to variability in interest-related cash outflows attributable to changes in the USD-SOFR swap rate, the designated benchmark interest rate being hedged. Based upon our contemporaneous quantitative analysis at the inception of the interest rate swaps, we have determined these interest rate swaps qualifies for hedge accounting in accordance with ASC 815, Derivatives and Hedging. Our cash flow hedges are recorded within other assets on the Consolidated Statement of Financial Condition at their estimated fair value.

    As long as the hedge remains highly effective the changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A hedging relationship that is determined to not be highly effective no longer qualifies for hedge accounting and any gain or loss is recognized immediately into earnings. Amount reclassified into earnings are included in interest expense in the Consolidated Statement of Income.
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

We enter into risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. These risk participation agreements are recorded within other liabilities on the Consolidated Statement of Financial Condition at their estimated fair value. Changes to the fair value of the the risk participation agreements are included in other operating income in the Consolidated Statement of Income.

The following table presents information regarding our derivative financial instruments for the periods indicated (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At June 30, 2023
Derivatives designed as hedging instruments:
Interest rate swap agreements	$100,000	2,244	—	—
Derivatives not designated as hedging instruments:
Interest rate swap agreements	738,151	45,851	738,151	47,134
Foreign exchange swap agreements	4,485	5	671	47
Interest rate lock commitments	36,216	761	—	—
Forward commitments	8,590	101	—	—
Risk participation agreements	—	—	98,037	11
Total Derivatives	$887,442	48,962	836,859	47,192

At December 31, 2022
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$651,114	26,642	651,114	45,464
Foreign exchange swap agreements	—	—	2,328	23
Interest rate lock commitments	19,727	559	—	—
Forward commitments	4,909	128	—	—
Risk participation agreements	—	—	114,159	18
Total derivatives	$675,750	27,329	767,601	45,505
The following table presents income or expense recognized on derivatives for the periods indicated (in thousands):

	For the quarter ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Hedging derivatives:
Decrease in interest expense	$(203)	—	(203)	—

Non-hedging swap derivatives:
(Decrease)/increase in other income	$(128)	53	(330)	114
Increase/(decrease) in mortgage banking income	$349	(96)	176	322

The following table presents information regarding our derivative financial instruments designated as hedging for the quarter ended June 30, 2023 (in thousands):

	Notional amount	Effective rate	Estimated increase/(decrease) to interest expense in the next twelve months	Maturity date	Remaining term (in months)
Interest rate products:
Issued May 11, 2023	$25,000	3.59%	(523)	5/11/2027	47
Issued May 12, 2023	25,000	3.62%	(510)	5/12/2028	59
Issued May 19, 2023	25,000	3.95%	(435)	11/19/2027	53
Issued May 25, 2023	25,000	4.18%	(380)	11/30/2026	41
Total	$100,000		(1,848)

(11)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of June 30, 2023, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(12)    Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended June 30, 2023
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of March 31, 2023	$(151,189)	—	(7,334)	(158,523)

Other comprehensive (loss)/income before reclassification adjustments (1) (3)	(17,719)	1,737	—	(15,982)
Amounts reclassified from accumulated other comprehensive income (2) (4)	5,636	—	(382)	5,254

Net other comprehensive (loss)/income	(12,083)	1,737	(382)	(10,728)

Balance as of June 30, 2023	$(163,272)	1,737	(7,716)	(169,251)

	For the quarter ended June 30, 2022
	Unrealized losses on securities available-for-sale	Change in defined benefit pension plans	Total
Balance as of March 31, 2022	$(77,101)	(25,443)	(102,544)

Other comprehensive loss before reclassification adjustments (5)	(39,954)	—	(39,954)
Amounts reclassified from accumulated other comprehensive income (6) (7)	(1)	(131)	(132)

Net other comprehensive (loss)/income	(39,955)	(131)	(40,086)

Balance as of June 30, 2022	$(117,056)	(25,574)	(142,630)
(1)Consists of unrealized holding losses, net of tax of $3,771.
(2)Consists of realized losses, net of tax of ($1,731).
(3)Change in fair value of interest rate swaps, net of tax ($508).
(4)Consists of realized gains, net of tax of $152.
(5)Consists of unrealized holding losses, net of tax $11,973.
(6)Consists of realized gains, net of tax $0.
(7)Consists of realized gains, net of tax of $51.

	For the six months ended June 30, 2023
	Unrealized gains and losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2022	$(164,206)	—	(6,952)	(171,158)

Other comprehensive (loss)/income before reclassification adjustments (1) (3)	(4,702)	1,737	—	(2,965)
Amounts reclassified from accumulated other comprehensive income (2) (4)	5,636	—	(764)	4,872

Net other comprehensive income/(loss)	934	1,737	(764)	1,907

Balance as of June 30, 2023	$(163,272)	1,737	(7,716)	(169,251)

	For the six months ended June 30, 2022
	Unrealized losses on securities available-for-sale	Change in defined benefit pension plans	Total
Balance as of December 31, 2021	$(12,317)	(25,312)	(37,629)

Other comprehensive (loss)/income before reclassification adjustments (5)	(104,737)	—	(104,737)
Amounts reclassified from accumulated other comprehensive income (6) (7)	(2)	(262)	(264)

Net other comprehensive (loss)/income	(104,739)	(262)	(105,001)

Balance as of June 30, 2022	$(117,056)	(25,574)	(142,630)
(1)Consists of unrealized holding losses, net of tax of $463.
(2)Consists of realized losses, net of tax of ($1,731).
(3)Change in fair value of interest rate swaps, net of tax ($508).
(4)Consists of realized gains, net of tax of $304.
(5)Consists of unrealized holding losses, net of tax $30,850.
(6)Consists of realized gains, net of tax $0.
(7)Consists of realized gains, net of tax of $101.

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
•    competition among depository and other financial institutions, including with respect to deposit gathering, service charges and fees;
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
•    the disruption to local, regional, national and global economic activity caused by infectious disease outbreaks, and the significant impact that any such outbreaks may have on our growth, operations and earnings;
•    our ability to retain key employees; and
•    our compensation expense associated with equity allocated or awarded to our employees.

Overview of Critical Accounting Policies Involving Estimates

Please refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2022 Annual Report on Form 10-K.

Comparison of Financial Condition

Total assets at June 30, 2023 were $14.291 billion, an increase of $178.2 million, or 1.3%, from $14.113 billion at December 31, 2022. This increase in assets was driven by an increase in loans receivable, partially offset by decreases in both cash and cash equivalents and marketable securities. A discussion of significant changes follows.

Total cash and cash equivalents decreased by $11.7 million, or 8.4%, to $127.6 million at June 30, 2023 from $139.4 million at December 31, 2022. This decrease was primarily driven by organic loan growth.

Total marketable securities decreased by $177.6 million, or 8.5%, to $1.922 billion at June 30, 2023 from $2.099 billion at December 31, 2022. Held-to-maturity securities decreased $33.4 million and available-for-sale marketable securities decreased $144.2 million. These decreases were driven by the maturity and the monthly cash flows from marketable securities, in addition to the sale of approximately $110.0 million of available-for-sale investment securities during the quarter in order to reallocate these funds into higher interest-earning products.

Gross loans receivable increased by $350.8 million, or 3.2%, to $11.271 billion at June 30, 2023, from $10.920 billion at December 31, 2022. This increase was attributable to organic loan growth. Our commercial loan portfolio increased by $271.8 million, or 24.0%, to $1.404 billion at June 30, 2023, from $1.132 billion at December 31, 2022, primarily as a result of the new lending verticals that we recently implemented. Our commercial real estate loan portfolio increased by $71.7 million, or 2.5%, to $2.895 billion at June 30, 2023, from $2.824 billion at December 31, 2022, and our consumer portfolio, comprised primarily of indirect automobile loans, increased by $32.4 million, or 1.5%, to $2.201 billion at June 30, 2023 compared to $2.169 billion at December 31, 2022.

Total deposits increased by $197.8 million, or 1.7%, to $11.662 billion at June 30, 2023 from $11.465 billion at December 31, 2022. This increase was driven by a $937.4 million, or 89.1%, increase in time deposits due to customer preferences for this fixed maturity product in a higher interest rate environment. Partially offsetting this increase were decreases in savings and money market deposits of $458.1 million, or 9.7%, due to customers choosing higher yielding product alternatives. In addition, demand deposit accounts decreased by $281.5 million, or 5.0%, as we believe customers used funds during the period of higher inflationary costs.

Total shareholders’ equity at June 30, 2023 was $1.512 billion, or $11.89 per share, an increase of $20.0 million, or 1.3%, from $1.491 billion, or $11.74 per share, at December 31, 2022. This increase was the result of year-to-date earnings of $66.7 million, partially offset by $50.8 million of cash dividend payments for the six months ended June 30, 2023.

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

	At June 30, 2023
	Actual		Minimum capital requirements (1)		Well capitalized requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,776,017	16.233%	$1,148,771	10.500%	$1,094,067	10.000%
Northwest Bank	1,512,791	13.839%	1,147,796	10.500%	1,093,139	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,532,058	14.003%	929,957	8.500%	875,254	8.000%
Northwest Bank	1,382,847	12.650%	929,168	8.500%	874,511	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,406,604	12.857%	765,847	7.000%	711,144	6.500%
Northwest Bank	1,382,847	12.650%	765,197	7.000%	710,540	6.500%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,532,058	10.744%	570,363	4.000%	712,954	5.000%
Northwest Bank	1,382,847	9.700%	570,275	4.000%	712,843	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

	At December 31, 2022
	Actual		Minimum capital requirements (1)		Well capitalized requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,745,701	16.363%	$1,120,216	10.500%	$1,066,872	10.000%
Northwest Bank	1,568,202	14.712%	1,119,214	10.500%	1,065,918	10.000%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,516,621	14.216%	906,841	8.500%	853,498	8.000%
Northwest Bank	1,452,962	13.631%	906,030	8.500%	852,734	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,391,296	13.041%	746,810	7.000%	693,467	6.500%
Northwest Bank	1,452,962	13.631%	746,143	7.000%	692,847	6.500%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,516,621	10.817%	560,816	4.000%	701,020	5.000%
Northwest Bank	1,452,962	10.365%	560,706	4.000%	700,882	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest frequently monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest Bank’s liquidity ratio at June 30, 2023 was 9.91%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At June 30, 2023, Northwest had $3.154 billion of additional borrowing capacity available with the FHLB, including $250.0 million on an overnight line of credit, which had a drawn balance of $28.0 million at June 30, 2023, as well as $308.6 million of borrowing capacity available with the Federal Reserve Bank and $105.0 million with two correspondent banks.

Dividends

We paid $25.4 million in cash dividends during the quarters ended June 30, 2023 and 2022. The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) was 76.9% for both quarters on dividends of $0.20 per share. On July 19, 2023, the Board of Directors declared a cash dividend of $0.20 per share payable on August 14, 2023 to shareholders of record as of August 3, 2023. This represents the 115th consecutive quarter we have paid a cash dividend.

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

	June 30, 2023	December 31, 2022
	(in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$6,290	5,574
Home equity loans	1,965	2,257
Vehicle loans	1,890	2,471
Other consumer loans	557	608
Commercial real estate loans	8,501	7,589
Commercial real estate - owner occupied	74	278
Commercial loans	2,414	1,829
Total loans 90 days or more past due	$21,691	20,606
Total real estate owned (REO)	$371	413
Total loans 90 days or more past due and REO	22,062	21,019
Total loans 90 days or more past due to net loans receivable	0.19%	0.19%
Total loans 90 days or more past due and REO to total assets	0.15%	0.15%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	$21,159	19,861
Nonaccrual loans - loans less than 90 days past due	57,430	61,375
Loans 90 days or more past due still accruing	532	744
Total nonperforming loans	79,121	81,980
Total nonperforming assets	$79,492	82,393
Total nonaccrual loans to total loans	0.70%	0.74%

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness. As part of the analysis as of June 30, 2023, we considered the most recent economic conditions and forecasts available which incorporated the impact of material recent economic events. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL increased by $6.4 million, or 5.4%, to $124.4 million, or 1.10% of total loans at June 30, 2023 from $118.0 million, or 1.08% of total loans, at December 31, 2022. This increase was the result of growth within our commercial loan portfolio during the year, as well as forecasted economic deterioration in our allowance for credit loss models.

Total classified loans decreased $22.1 million, or 9.4%, to $214.1 million at June 30, 2023 from $236.2 million at December 31, 2022. This decrease was primarily driven by upgrades and payoffs of loans in our commercial real estate portfolio during the current year.

We also consider how the levels of nonaccrual loans and historical charge-offs have influenced the required amount of allowance for credit losses. Nonaccrual loans of $78.6 million, or 0.70% of total loans receivable at June 30, 2023, decreased by $2.6 million, or 3.3%, from $81.2 million, or 0.74% of total loans receivable at December 31, 2022. This decrease was primarily related to upgrades of loans within our commercial real estate portfolio. As a percentage of average loans, annualized net charge-offs increased to 0.10% for the quarter ended June 30, 2023 compared to 0.02% for the year ended December 31, 2022 due to several large recoveries during 2022.

Comparison of Operating Results for the Quarters Ended June 30, 2023 and 2022

Net income for the quarter ended June 30, 2023 was $33.0 million, or $0.26 per diluted share, a decrease of $382,000, or 1.1%, from net income of $33.4 million, or $0.26 per diluted share, for the quarter ended June 30, 2022. The decrease in net income resulted primarily from increases in noninterest expense and the provision for credit losses. Noninterest expense increased $4.4 million, or 5.5%, and the provision for credit losses increased $2.9 million, or 48.2%. These changes were partially offset by an increase in net interest income of $8.3 million, or 8.3%. Net income for the quarter ended June 30, 2023 represents annualized returns on average equity and average assets of 8.72% and 0.93%, respectively, compared to 8.90% and 0.94% for the same quarter last year. A further discussion of notable changes follows.

Interest Income

Total interest income increased by $38.1 million, or 36.0%, to $144.0 million for the quarter ended June 30, 2023 from $105.9 million for the quarter ended June 30, 2022. This increase is attributable to an increase in the average yield earned on interest-earning assets as well as the change in our interest-earning asset mix. The average yield earned on interest-earning assets increased to 4.32% for the quarter ended June 30, 2023 from 3.18% for the quarter ended June 30, 2022 due to the continued rising interest rate environment. The average balance of interest-earning assets increased $37.3 million, or 0.3%, to $13.384 billion for the quarter ended June 30, 2023 from $13.347 billion for the quarter ended June 30, 2022, primarily driven by a $907.8 million increase in the average balance of loans receivable, offset partially by an $807.2 million decrease in other interest-earning deposits. These changes are described further below.

Interest income on loans receivable increased by $37.2 million, or 38.9%, to $132.7 million for the quarter ended June 30, 2023 compared to $95.6 million for the quarter ended June 30, 2022. This increase in interest income was the result of increases in both the average yield on loans receivable and the average balance of loans receivable. The average yield on loans receivable increased to 4.81% for the quarter ended June 30, 2023 from 3.77% for the quarter ended June 30, 2022, due to the increase in market interest rates. Additionally, the average balance of loans receivable increased $907.8 million, or 8.9%, to $11.066 billion for the quarter ended June 30, 2023 from $10.158 billion for the quarter ended June 30, 2022, due to organic loan growth in our residential mortgage, consumer, and commercial portfolios. Additionally contributing to loan growth were purchases of loan pools during 2022, including $182.8 million in small business equipment finance loans and $188.3 million of one- to four-family jumbo mortgage loans

Interest income on mortgage-backed securities increased by $1.2 million, or 16.3%, to $8.3 million for the quarter ended June 30, 2023 compared to $7.2 million for the quarter ended June 30, 2022. This increase was driven by an increase in the average yield on mortgage-backed securities to 1.79% for the quarter ended June 30, 2023 from 1.47% for the quarter ended June 30, 2022 due to the purchase of higher yielding mortgage-backed securities in the prior year. This increase in the average yield was offset by a $92.9 million, or 4.8%, decrease in the average balance of mortgage-backed securities to $1.859 billion for the quarter ended June 30, 2023 from $1.952 billion for the quarter ended June 30, 2022 due to the sale of available-for-sale investment securities during the quarter along with scheduled payments and maturities.

Interest income on investment securities increased by $110,000, or 7.9%, to $1.5 million for the quarter ended June 30, 2023 from $1.4 million for the quarter ended June 30, 2022. This increase was attributable to an increase in the average yield on investment securities which increased to 1.61% for the quarter ended June 30, 2023 from 1.48% for the quarter ended June 30, 2022. This increase in the average yield was offset slightly by a decrease in the average balance of investment securities by $2.4 million, or 0.6%, to $374.6 million for the quarter ended June 30, 2023 from $376.9 million for the quarter ended June 30, 2022.

Dividends on FHLB stock increased by $762,000, or 929.3%, to $844,000 for the quarter ended June 30, 2023 from $82,000 for the quarter ended June 30, 2022. This increase was due to increases in both the average balance and the average yield on FHLB stock. The average balance of FHLB stock increased by $32.1 million, or 238.9%, to $45.5 million for the quarter ended June 30, 2023 from $13.4 million for the quarter ended June 30, 2022. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB. In addition, the average yield increased to 7.44% for the quarter ended June 30, 2023 from 2.44% for the quarter ended June 30, 2022 due to increases in market interest rates.

Interest income on interest-earning deposits decreased by $1.1 million, or 64.7%, to $594,000 for the quarter ended June 30, 2023 from $1.7 million for the quarter ended June 30, 2022. The average balance of interest-earning deposits decreased by $807.2 million, or 95.4%, to $38.9 million for the quarter ended June 30, 2023 from $846.1 million for the quarter ended June 30, 2022 as the Bank redeployed these funds into higher yielding loans and investments. Offsetting this decrease in average balance was an increase in the average yield on interest-earning deposits to 6.12% for the quarter ended June 30, 2023 from 0.79% for the quarter ended June 30, 2022, due to the aggressive campaign by the Federal Reserve Board over the last year to raise targeted short-term interest rates to combat inflation.

Interest Expense

Interest expense increased by $29.8 million, or 529.5%, to $35.4 million for the quarter ended June 30, 2023 from $5.6 million for the quarter ended June 30, 2022 due to the increase in the average cost of interest-bearing liabilities to 1.47% for the quarter ended June 30, 2023 from 0.24% for the quarter ended June 30, 2022. This increase in cost of funds was primarily attributable to increases in the interest rates paid on deposit accounts and borrowed funds in response to increases in market interest rates, as well as a change in mix to higher funding cost products. In addition, the average balance of interest-bearing liabilities increased $214.5 million, or 2.27%, to $9.680 billion for the quarter ended June 30, 2023 from $9.466 billion for the quarter ended June 30, 2022 while the average balance of noninterest-bearing demand deposits decreased by $269.4 million, or 8.7%, to $2.821 billion at June 30, 2023 from $3.090 billion at June 30, 2022. The increase in average balance of interest-bearing liabilities was driven by an increase in average borrowed funds of $713.6 million, or 576.7%, which were utlized to fund loan growth and offset a decrease in the average balance of interest-bearing deposits which declined by $493.8 million, or 5.4%, as we believe customers used funds during a period of higher inflationary costs and searched for higher alternative yields.

Net Interest Income

Net interest income increased by $8.3 million, or 8.3%, to $108.5 million for the quarter ended June 30, 2023 from $100.3 million for the quarter ended June 30, 2022. This increase is attributable to the factors discussed above. Our interest rate spread decreased to 2.85% for the quarter ended June 30, 2023 from 2.94% for the quarter ended June 30, 2022 due to the increase in our cost of interest bearing liabilities, and our net interest margin increased to 3.25% for the quarter ended June 30, 2023 from 3.05% for the quarter ended June 30, 2022 due to the change in market rates as well as the change in our interest-earning asset mix.

Provision for Credit Losses

The provision for credit losses increased by $2.9 million, or 48.2%, to $8.9 million for the quarter ended June 30, 2023 compared to $6.0 million for the quarter ended June 30, 2022. The current period provision for credit losses includes $6.0 million for credit losses - loans and $2.9 million for credit losses - unfunded commitments. The prior period provision for credit losses included $2.6 million for credit losses - loans and $3.4 million for credit losses - unfunded commitments. The $3.4 million increase in the provision for credit losses - loans was driven by continued growth within our loan portfolio, as well as forecasted economic deterioration reflected in our allowance for credit loss models. This was partially offset by a $476,000 decrease in our provision for credit losses - unfunded commitments compared to the same quarter last year based on the timing of the origination of loans with current off-balance sheet exposure.

In determining the amount of the current period provision, we considered current and forecasted economic conditions, including but not limited to improvements in unemployment levels, expected economic growth, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled “Allowance for Credit Losses.” The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at June 30, 2023.

Noninterest Income

Noninterest income decreased by $651,000, or 2.1%, to $29.8 million for the quarter ended June 30, 2023 from $30.4 million for the quarter ended June 30, 2022. This decrease was primarily due to a decrease in mortgage banking income of $1.1 million, or 52.3%, to $1.0 million for the quarter ended June 30, 2023 from $2.2 million for the quarter ended June 30, 2022 due to the volatile interest rate environment causing less favorable pricing in the secondary market, as well as a decrease in mortgage volumes primarily due to higher market interest rates. In addition, income from bank-owned life insurance decreased $704,000, or 35.1%, to $1.3 million for the quarter ended June 30, 2023 from $2.0 million for the quarter ended June 30, 2022 due to death benefits received in the prior year. Partially offsetting this decrease was an increase in service charges and fees of $1.2 million, or 8.5%, to $14.8 million for the quarter ended June 30, 2023 from $13.7 million for the quarter ended June 30, 2022 driven by loan fees resulting from one commercial relationship and an increase in deposit related fees based on customer activity in the current quarter.

In addition, during the current quarter we sold the mortgage servicing rights on approximately $1.3 billion of one- to four family mortgage loans for an $8.3 million gain, which enabled us to sell approximately $110.0 million of investment securities for an equivalent loss, resulting in no impact to tangible capital. However, we were able to reallocate these funds from investments yielding approximately 2.0% into commercial loans yielding over 7.0%.

Noninterest Expense

Noninterest expense increased by $4.4 million, or 5.5%, to $85.9 million for the quarter ended June 30, 2023 from $81.4 million for the quarter ended June 30, 2022. This increase was primarily attributable to increases in processing expenses, restructuring expense, and federal deposit insurance premiums. Processing expenses increased $1.7 million, or 13.1%, to $14.6 million for the quarter ended June 30, 2023 from $12.9 million for the quarter ended June 30, 2022 due to the implementation of additional third-party software programs. Also contributing to this increase was a restructuring expense of $1.6 million during the quarter ended June 30, 2023 due to the severance charge for personnel changes. Lastly, FDIC insurance premiums increased $934,000, or 82.7%, to $2.1 million for the quarter ended June 30, 2023 from $1.1 million for the quarter ended June 30, 2022 due to an increase in the deposit insurance assessment rate beginning in the first quarter of 2023.

Income Taxes

The provision for income taxes increased by $663,000, or 6.7%, to $10.5 million for the quarter ended June 30, 2023 from $9.9 million for the quarter ended June 30, 2022. This increase in income taxes was due to an increase in income before taxes in the current year. We anticipate our effective tax rate to be between 22.5% and 24.5% for the year ending December 31, 2023.

Comparison of Operating Results for the Six Months Ended June 30, 2023 and 2022

Net income for the six months ended June 30, 2023 was $66.7 million, or $0.52 per diluted share, an increase of $5.0 million, or 8.1%, from $61.7 million, or $0.49 per diluted share, for the six months ended June 30, 2022. The increase in net income resulted from an increase in net interest income of $30.1 million, or 15.8%, partially offset by an increase of $11.5 million, or 7.1%, in noninterest expense, an increase in provision for credit losses of $7.8 million, or 126.8%, an increase in income tax expense of $3.4 million, or 19.2%, and a decrease in noninterest income of $2.4 million, or 4.3%. Net income for the six months ended June 30, 2023 represents annualized returns on average equity and average assets of 8.91% and 0.95%, respectively, compared to 8.01% and 0.87% for the six months ended June 30, 2022. A further discussion of notable changes follows.

Interest Income

    Total interest income increased by $76.6 million, or 37.9%, to $278.9 million for the six months ended June 30, 2023 from $202.3 million for the six months ended June 30, 2022. This increase is the result of an increase in the average yield earned on interest-earning assets to 4.22% for the six months ended June 30, 2023 from 3.05% for the six months ended June 30, 2022. This increase in average yield is attributed to the increased interest rate environment. Partially offsetting this increase was a decrease in the average balance of interest-earning assets of $52.6 million, or 0.4%, to $13.318 billion for the six months ended June 30, 2023 from $13.371 billion for the six months ended June 30, 2022 driven by a decrease in the average balance of other interest-earning deposits, offset by an increase in the average balance of loans receivable, described further below.

Interest income on loans receivable increased by $72.7 million, or 39.6%, to $256.5 million for the six months ended June 30, 2023 from $183.7 million for the six months ended June 30, 2022. This increase is attributed to an increase in the average yield on loans receivable to 4.71% for the six months ended June 30, 2023 from 3.69% for the six months ended June 30, 2022 due to the increase in market interest rates. Additionally, the average balance of loans receivable increased $947.4 million, or 9.4%, to $10.977 billion for the six months ended June 30, 2023 from $10.030 billion for the six months ended June 30, 2022 due to organic loan growth in our residential mortgage, consumer, and commercial portfolios. Additionally contributing to loan growth were purchases of loan pools during 2022 of small business equipment finance loans and one- to four-family jumbo mortgage loans.

    Interest income on mortgage-backed securities increased by $3.3 million, or 24.7%, to $16.9 million for the six months ended June 30, 2023 from $13.5 million for the six months ended June 30, 2022. This increase is attributed to an increase in the average yield on mortgage-backed securities to 1.79% for the six months ended June 30, 2023 from 1.39% for the six months ended June 30, 2022 due to the purchase of higher yielding mortgage-backed securities in the prior year. Partially offsetting this increase was a decrease in the average balance of mortgage-backed securities of $64.4 million, or 3.3%, to $1.884 billion for the six months ended June 30, 2023 from $1.949 billion for the six months ended June 30, 2022 due to the sale of available-for-sale investment securities during the year coupled with regularly scheduled payments and maturities.

Interest income on investment securities increased by $304,000, or 11.1%, to $3.1 million for the six months ended June 30, 2023 from $2.7 million for the six months ended June 30, 2022. This increase is attributable to increases in both the average yield and the average balance of investment securities. The average yield on investment securities increased to 1.61% for the six months ended June 30, 2023 from 1.46% for the six months ended June 30, 2022, and the average balance increased $4.3 million, or 1.1%, to $379.6 million for the six months ended June 30, 2023 from $375.3 million for the six months ended June 30, 2022.

Dividends on FHLB stock increased by $1.4 million, or 841.1%, to $1.5 million for the six months ended June 30, 2023 from $163,000 for the six months ended June 30, 2022. This increase was due to increases in both the average yield and the average balance of FHLB stock. The average balance of FHLB stock increased $28.9 million, or 212.0%, to $42.6 million for the six months ended June 30, 2023 from $13.6 million for the six months ended June 30, 2022. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB. Additionally, the average yield increased to 7.26% for the six months ended June 30, 2023 from 2.41% for the six months ended June 30, 2022 due to increases in market interest rates.

Interest income on interest-earning deposits decreased by $1.1 million, or 52.7%, to $1.0 million for the six months ended June 30, 2023 from $2.2 million for the six months ended June 30, 2022. This decrease is attributable to a decrease in the average balance of interest-earning deposits by $968.8 million, or 96.5%, to $34.8 million for the six months ended June 30, 2023 from $1.004 billion for the six months ended June 30, 2022 as the Bank redeployed these funds into higher yielding loans and investments. Partially offsetting this decrease in average balance was an increase in the average yield on interest-earning deposits to 5.88% for the six months ended June 30, 2023 from 0.43% for the six months ended June 30, 2022, due to the aggressive campaign by the Federal Reserve Board over the last year to raise targeted short-term interest rates to combat inflation.

Interest Expense

Interest expense increased by $46.5 million, or 406.3%, to $57.9 million for the six months ended June 30, 2023 from $11.4 million for the six months ended June 30, 2022. This increase in interest expense was due to increases in the average cost of interest-bearing liabilities and the average balance of interest-bearing liabilities as well as the change in liability mix. The average cost of interest-bearing liabilities increased to 1.22% for the six months ended June 30, 2023 from 0.24% for the six months ended June 30, 2022 resulting primarily from the rising rate environment. The average balance of interest-bearing liabilities increased by $77.5 million, or 0.8%, to $9.589 billion for the six months ended June 30, 2023 from $9.512 billion for the six months ended June 30, 2022 driven by an increase in average borrowed funds by $659.6 million, or 509.4%. Wholesale borrowings were utilized to fund loan growth as well as replace the decrease in the average balance of interest-bearing deposits which declined by $574.7 million, or 6.3%. In addition, noninterest-bearing demand deposits decreased by $220.4 million, or 7.2%, as we believe customers used funds during a period of higher inflationary costs and searched for higher alternative yields.

Net Interest Income

Net interest income increased by $30.1 million, or 15.8%, to $221.0 million for the six months ended June 30, 2023 from $190.9 million for the six months ended June 30, 2022. This increase is attributable to the factors discussed above. Our interest rate spread increased to 3.01% for the six months ended June 30, 2023 from 2.81% for the six months ended June 30, 2022 and our net interest margin increased to 3.35% for the six months ended June 30, 2023 from 2.86% for the six months ended June 30, 2022 due to the change in market rates as well as the change in our interest-earning asset mix.

Provision for Credit Losses

    The provision for credit losses increased by $7.8 million, or 126.8%, to $13.9 million for the six months ended June 30, 2023 from $6.1 million for the six months ended June 30, 2022. The current period provision for credit losses includes $10.9 million for credit losses - loans and $3.0 million for credit losses - unfunded commitments. The prior period provision for credit losses includes $1.1 million for credit losses - loans and $5.0 million for credit losses - unfunded commitments. The $9.7 million increase in the provision for credit losses - loans was driven by continued growth within our loan portfolio, as well as forecasted economic deterioration reflected in our allowance for credit loss models. This was partially offset by a $1.9 million decrease in our provision for credit losses - unfunded commitments compared to the same period last year based on the timing of the origination of loans with current off-balance sheet exposure.

Annualized net charge-offs to average loans decreased to 0.09% for the six months ended June 30, 2023 from 0.10% for the six months ended June 30, 2022. Additionally, classified assets declined by $63.3 million, or 22.8%, to $214.1 million, or 1.90% of loans outstanding at June 30, 2023 from $277.4 million, or 2.66% of loans outstanding at June 30, 2022 resulting primarily from upgrades and payoffs within our commercial real estate portfolio.

In determining the amount of the current period provision, we considered current economic conditions, including but not limited to unemployment levels, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience.  We analyze the allowance for credit losses as described in the section entitled "Allowance for Credit Losses."  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at June 30, 2023.

Noninterest Income

Noninterest income decreased by $2.4 million, or 4.3%, to $53.8 million for the six months ended June 30, 2023 from $56.2 million for the six months ended June 30, 2022. This decrease was primarily due to a decrease in mortgage banking income of $2.1 million, or 57.2%, due to the volatile interest rate environment causing less favorable pricing in the secondary market, as well as a decrease in mortgage volumes primarily due to higher market interest rates. In addition, income from bank-owned life insurance decreased $1.4 million, or 35.5%, to $2.6 million for the six months ended June 30, 2023 from $4.0 million for the six months ended June 30, 2022 due to death benefits received in the prior year. Trust and other financial services income decreased by $1.2 million, or 8.0%, to $13.3 million for the six months ended June 30, 2023 from $14.5 million for the six months ended June 30, 2022 as a result of decreases in our trust advisory services. Partially offsetting these decreases were increases in service charges and fees and the gain on the sale of SBA loans. Service charges and fees increased by $1.3 million, or 4.8%, to $28.0 million for the six months ended June 30, 2023 from $26.7 million for the six months ended June 30, 2022 driven primarily by commercial loan fees and an increase in deposit related fees based on customer activity in the current year. We also recognized a $1.1 million gain on the sale of SBA loans during the six months ended June 30, 2023 due to this newly launched lending vertical. Lastly, as described in our quarterly results above, we recognized an $8.3 million gain on the sale of the servicing rights for a $1.3 billion 1-4 family mortgage portfolio. We tried to maximize our profit in the current interest rate environment as we pivot towards a commercial bank, and it also enabled us to accelerate the cash flow from our investment portfolio by selling approximately $110.0 million of investment securities yielding just 2.0% for an equivalent $8.3 million loss and reinvesting these proceeds into commercial loans yielding over 7.0%.

Noninterest Expense

Noninterest expense increased by $11.5 million, or 7.1%, to $173.3 million for the six months ended June 30, 2023, from $161.8 million for the six months ended June 30, 2022. This increase was due to increases in processing expenses, restructuring expense, professional services, federal deposit insurance premiums, and marketing expenses. Processing expenses increased by $3.5 million, or 13.7%, to $29.0 million for the six months ended June 30, 2023, from $25.5 million for the six months ended June 30, 2022 due to the implementation of third party software programs. Merger, asset disposition and restructuring expense increased $3.0 million, or 219.9%, to $4.4 million for the six months ended June 30, 2023, from $1.4 million for the six months ended June 30, 2022 due to the severance and fixed asset charges related to the branch optimization and personnel reduction previously announced. Additionally, professional service expense increased by $2.7 million, or 45.0%, to $8.6 million for the six months ended June 30, 2023, from $5.9 million for the six months ended June 30, 2022 due to the use of third-party consulting and staffing support. FDIC insurance premiums increased $2.0 million, or 89.8%, to $4.3 million for the six months ended June 30, 2023, from $2.3 million for the six months ended June 30, 2022 due to an increase in the deposit insurance assessment rate beginning in the first quarter of 2023. Lastly, marketing expenses increased by $1.6 million, or 37.7%, to $5.7 million for the six months ended June 30, 2023, from $4.2 million for the six months ended June 30, 2022 due primarily to deposit marketing campaigns.

Income Taxes

The provision for income taxes increased by $3.4 million, or 19.2%, to $20.8 million for the six months ended June 30, 2023 from $17.5 million for the six months ended June 30, 2022. This increase was primarily due to the increase in income before tax of $8.4 million, or 10.6%. We anticipate our effective tax rate to be between 22.5% and 24.5% for the year ending December 31, 2023.

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

	Quarter ended June 30,
	2023			2022
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,485,517	32,485	3.73%	$3,171,469	27,327	3.45%
Home equity loans	1,273,298	16,898	5.32%	1,277,440	11,961	3.76%
Consumer loans	2,143,804	22,662	4.24%	1,880,769	15,777	3.36%
Commercial real estate loans	2,836,443	38,426	5.43%	2,915,750	31,844	4.32%
Commercial loans	1,326,598	22,872	6.92%	912,454	9,090	3.94%
Loans receivable (a) (b) (d) (includes FTE adjustments of $619 and $425, respectively)	11,065,660	133,343	4.83%	10,157,882	95,999	3.79%
Mortgage-backed securities (c)	1,859,427	8,326	1.79%	1,952,375	7,158	1.47%
Investment securities (c) (d) (includes FTE adjustments of $207 and $192, respectively)	374,560	1,715	1.83%	376,935	1,590	1.69%
FHLB stock, at cost	45,505	844	7.44%	13,428	82	2.44%
Other interest-earning deposits	38,912	594	6.12%	846,142	1,684	0.79%
Total interest-earning assets (includes FTE adjustments of $826 and $617, respectively)	13,384,064	144,822	4.34%	13,346,762	106,513	3.20%
Noninterest-earning assets (e)	861,853			909,943
Total assets	$14,245,917			$14,256,705

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits (g)	$2,142,941	1,393	0.26%	$2,361,919	589	0.10%
Interest-bearing demand deposits (g)	2,469,666	1,648	0.27%	2,857,336	310	0.04%
Money market deposit accounts (g)	2,221,713	6,113	1.10%	2,653,467	668	0.10%
Time deposits (g)	1,765,454	12,663	2.88%	1,220,815	1,774	0.58%
Borrowed funds (f)	837,358	10,202	4.89%	123,749	167	0.54%
Subordinated debentures	113,958	1,148	4.03%	119,563	1,203	4.03%
Junior subordinated debentures	129,401	2,280	6.97%	129,142	920	2.82%
Total interest-bearing liabilities	9,680,491	35,447	1.47%	9,465,991	5,631	0.24%
Noninterest-bearing demand deposits (g)	2,820,928			3,090,372
Noninterest-bearing liabilities	224,508			193,510
Total liabilities	12,725,927			12,749,873
Shareholders’ equity	1,519,990			1,506,832
Total liabilities and shareholders’ equity	$14,245,917			$14,256,705
Net interest income/Interest rate spread		109,375	2.87%		100,882	2.96%
Net interest-earning assets/Net interest margin	$3,703,573		3.28%	$3,880,771		3.07%
Ratio of interest-earning assets to interest- bearing liabilities	1.38X			1.41X
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
(g)Average cost of deposits were 0.77% and 0.11%, respectively, average cost of interest-bearing deposits were 1.02% and 0.15%, respectively .
(h)Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 4.81% and 3.77%, respectively; investment securities — 1.61% and 1.48%, respectively; interest-earning assets — 4.32% and 3.18%, respectively. GAAP basis net interest rate spreads were 2.85% and 2.94%, respectively; and GAAP basis net interest margins were 3.25% and 3.05%, respectively.

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

	For the quarter ended June 30, 2023 vs. 2022
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$26,406	10,938	37,344
Mortgage-backed securities	1,584	(416)	1,168
Investment securities	136	(11)	125
FHLB stock, at cost	166	596	762
Other interest-earning deposits	11,261	(12,351)	(1,090)
Total interest-earning assets	39,553	(1,244)	38,309

Interest-bearing liabilities:
Savings deposits	946	(142)	804
Interest-bearing demand deposits	1,597	(259)	1,338
Money market deposit accounts	6,634	(1,189)	5,445
Time deposits	6,982	3,907	10,889
Borrowed funds	1,341	8,694	10,035
Subordinated debt	1	(56)	(55)
Junior subordinated debentures	1,356	4	1,360
Total interest-bearing liabilities	18,857	10,959	29,816

Net change in net interest income	$20,696	(12,203)	8,493

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

	Six months ended June 30,
	2023			2022
	Average balance	Interest	Avg. yield/ cost (i)	Average balance	Interest	Avg. yield/ cost (i)
Assets
Interest-earning assets:
Residential mortgage loans	$3,489,545	64,494	3.70%	$3,077,155	52,868	3.44%
Home equity loans	1,278,831	33,033	5.21%	1,285,668	23,433	3.68%
Consumer loans	2,133,794	43,457	4.11%	1,840,110	30,684	3.36%
Commercial real estate loans	2,830,316	75,463	5.38%	2,957,744	61,601	4.14%
Commercial loans	1,244,404	41,225	6.68%	868,854	15,987	3.66%
Loans receivable (a) (b) (d) (includes FTE adjustments of $1,203 and $825, respectively)	10,976,890	257,672	4.73%	10,029,531	184,573	3.71%
Mortgage-backed securities (c)	1,884,412	16,863	1.79%	1,948,794	13,518	1.39%
Investment securities (c) (d) (includes FTE adjustments of $425 and $381, respectively)	379,611	3,478	1.83%	375,323	3,130	1.67%
FHLB stock, at cost	42,584	1,534	7.26%	13,648	163	2.41%
Other interest-earning deposits	34,842	1,017	5.88%	1,003,627	2,151	0.43%
Total interest-earning assets (includes FTE adjustments of $1,628 and $1,206, respectively)	13,318,339	280,564	4.25%	13,370,923	203,535	3.07%
Noninterest-earning assets (e)	865,711			969,111
Total assets	$14,184,050			$14,340,034

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits	$2,187,355	2,082	0.19%	$2,348,282	1,181	0.10%
Interest-bearing demand deposits	2,540,879	2,599	0.21%	2,866,333	631	0.04%
Money market deposit accounts	2,314,631	10,516	0.92%	2,660,745	1,321	0.10%
Time deposits	1,514,289	17,858	2.38%	1,256,513	3,959	0.64%
Borrowed funds (f)	789,057	18,139	4.64%	129,487	324	0.50%
Subordinated debentures (g)	113,914	2,296	4.03%	121,574	2,454	4.04%
Junior subordinated debentures	129,368	4,433	6.82%	129,109	1,571	2.42%
Total interest-bearing liabilities	9,589,493	57,923	1.22%	9,512,043	11,441	0.24%
Noninterest-bearing demand deposits (h)	2,855,260			3,075,617
Noninterest-bearing liabilities	229,831			198,854
Total liabilities	12,674,584			12,786,514

Shareholders’ equity	1,509,466			1,553,520

Total liabilities and shareholders’ equity	$14,184,050			$14,340,034

Net interest income/Interest rate spread		222,641	3.03%		192,094	2.83%

Net interest-earning assets/Net interest margin	$3,728,846		3.37%	$3,858,880		2.87%

Ratio of interest-earning assets to interest-bearing liabilities	1.39X			1.41X
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
(h)Average cost of deposits were 0.58% and 0.12%, respectively and average cost of Interest-bearing deposits were 0.78% and0.16%, respectively.
(i)Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 4.71% and 3.69%, respectively; investment securities — 1.61% and 1.46%, respectively; interest-earning assets — 4.22% and 3.05%, respectively. GAAP basis net interest rate spreads were 3.01% and 2.81%, respectively; and GAAP basis net interest margins were 3.35% and 2.86%, respectively.

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

	For the six months ended June 30, 2023 vs. 2020
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$50,859	22,240	73,099
Mortgage-backed securities	3,921	(576)	3,345
Investment securities	309	39	348
FHLB stock, at cost	320	1,051	1,371
Other interest-earning deposits	27,131	(28,265)	(1,134)
Total interest-earning assets	82,540	(5,511)	77,029

Interest-bearing liabilities:
Savings deposits	1,054	(153)	901
Interest-bearing demand deposits	2,301	(333)	1,968
Money market deposit accounts	10,768	(1,573)	9,195
Time deposits	10,858	3,041	13,899
Borrowed funds	2,653	15,162	17,815
Subordinated debt	(3)	(155)	(158)
Junior subordinated debentures	2,852	10	2,862
Total interest-bearing liabilities	30,483	15,999	46,482

Net change in net interest income	$52,057	(21,510)	30,547

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps, 200 bps or 300 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at June 30, 2023 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from June 30, 2023 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps	200 bps	300 bps
Projected percentage increase/(decrease) in net interest income	(1.0)%	(2.1)%	(3.2)%	(1.7%)	(6.8%)	(12.2%)
Projected percentage increase/(decrease) in net income	(2.3)%	(5.0)%	(7.6)%	(4.4%)	(17.4%)	(31.1%)
Projected increase/(decrease) in return on average equity	(2.2)%	(4.8)%	(7.3)%	(4.3%)	(16.8%)	(30.1%)
Projected increase/(decrease) in earnings per share	$(0.03)	$(0.06)	$(0.09)	$(0.05)	$(0.19)	$(0.34)
Projected percentage increase/(decrease) in market value of equity	(9.4%)	(18.8%)	(30.2%)	7.4%	13.5%	18.0%

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

Item 1A.    RISK FACTORS

Except as reported in Quarterly Reports on Form 10-Q we have filed during the year ended December 31, 2023, there have been no material updates or additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

a)    Not applicable.
b)    Not applicable.
c)    On December 13, 2012, the Board of Directors approved a program that authorizes the repurchase of approximately 5,000,000 shares of common stock. This program does not have an expiration date. During the quarter ended June 30, 2023, there were no shares of common stock repurchased and there are a maximum of 2,261,130 remaining shares that can be purchased under the current repurchase program.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION

During the three months ended June 30, 2023, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	August 4, 2023	By:	/s/ Louis J. Torchio
Louis J. Torchio
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	August 4, 2023	By:	/s/ Jeffrey J. Maddigan
Jeffrey J. Maddigan
Executive Vice President, Finance, Accounting and Corporate Treasurer
(Principal Accounting Officer)