Form 10-Q
period 2023-09-30
Northwest Bancshares, Inc.
filed 2023-11-03
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
 OR
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
Common Stock ($0.01 par value), 127,104,458 shares outstanding as of October 31, 2023.

NORTHWEST BANCSHARES, INC.

Item 1.        FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$161,995	139,365
Marketable securities available-for-sale (amortized cost of $1,262,080 and $1,431,728, respectively)	1,010,076	1,218,108
Marketable securities held-to-maturity (fair value of $682,681 and $751,384, respectively)	830,106	881,249
Total cash and cash equivalents and marketable securities	2,002,177	2,238,722

Loans held-for-sale	10,592	9,913
Loans held for investment	11,299,681	10,910,539
Allowance for credit losses	(124,841)	(118,036)
Loans receivable, net	11,185,432	10,802,416

FHLB stock, at cost	40,404	40,143
Accrued interest receivable	42,624	35,528
Real estate owned, net	363	413
Premises and equipment, net	138,041	145,909
Bank-owned life insurance	250,502	255,062
Goodwill	380,997	380,997
Other intangible assets, net	6,013	8,560
Other assets	315,648	205,574
Total assets	$14,362,201	14,113,324

Liabilities and shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$2,774,291	2,993,243
Interest-bearing demand deposits	2,598,080	2,686,431
Money market deposit accounts	2,042,813	2,457,569
Savings deposits	2,116,360	2,275,020
Time deposits	2,258,338	1,052,285
Total deposits	11,789,882	11,464,548

Borrowed funds	604,587	681,166
Subordinated debt	114,102	113,840
Junior subordinated debentures	129,509	129,314
Advances by borrowers for taxes and insurance	27,653	47,613
Accrued interest payable	7,915	3,231
Other liabilities	190,122	182,126
Total liabilities	12,863,770	12,621,838

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 127,101,349 and 127,028,848 shares issued and outstanding, respectively	1,271	1,270
Additional paid-in capital	1,023,591	1,019,647
Retained earnings	671,092	641,727
Accumulated other comprehensive loss	(197,523)	(171,158)
Total shareholders’ equity	1,498,431	1,491,486
Total liabilities and shareholders’ equity	$14,362,201	14,113,324
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except share data)

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest income:
Loans receivable	$140,667	106,943	397,136	290,691
Mortgage-backed securities	8,072	8,683	24,935	22,201
Taxable investment securities	786	838	2,472	2,230
Tax-free investment securities	491	709	1,858	2,066
FHLB stock dividends	668	148	2,202	311
Interest-earning deposits	914	1,295	1,931	3,446
Total interest income	151,598	118,616	430,534	320,945
Interest expense:
Deposits	31,688	3,157	64,743	10,249
Borrowed funds	11,542	2,710	36,410	7,059
Total interest expense	43,230	5,867	101,153	17,308
Net interest income	108,368	112,749	329,381	303,637
Provision for credit losses - loans	3,983	7,689	14,863	8,837
Provision for credit losses - unfunded commitments	(2,981)	3,585	65	8,577
Net interest income after provision for credit losses	107,366	101,475	314,453	286,223
Noninterest income:
Loss on sale of investments	—	(2)	(8,306)	(7)
Gain on sale of mortgage servicing rights	—	—	8,305	—
Gain on sale of SBA loans	301	—	1,412	—
Service charges and fees	15,270	14,323	43,292	41,063
Trust and other financial services income	7,085	6,650	20,400	21,123
Gain on real estate owned, net	29	290	922	552
Income from bank-owned life insurance	4,561	1,475	7,134	5,466
Mortgage banking income	632	766	2,184	4,388
Other operating income	3,010	3,301	9,311	10,406
Total noninterest income	30,888	26,803	84,654	82,991
Noninterest expense:
Compensation and employee benefits	51,243	46,711	145,497	141,701
Premises and occupancy costs	7,052	7,171	22,102	22,248
Office operations	3,398	3,229	9,208	9,774
Collections expense	551	322	1,367	1,245
Processing expenses	14,672	13,416	43,670	38,911
Marketing expenses	2,379	2,147	8,127	6,322
Federal deposit insurance premiums	2,341	1,200	6,628	3,459
Professional services	3,002	3,363	11,564	9,269
Amortization of intangible assets	795	1,047	2,546	3,345
Real estate owned expense	141	61	405	170
Merger, asset disposition and restructuring expense	—	—	4,395	1,374
Other expenses	1,996	321	5,369	2,929
Total noninterest expense	87,570	78,988	260,878	240,747
Income before income taxes	50,684	49,290	138,229	128,467
Federal and state income taxes expense	11,464	11,986	32,286	29,450
Net income	$39,220	37,304	105,943	99,017
Basic earnings per share	$0.31	0.29	0.83	0.78
Diluted earnings per share	$0.31	0.29	0.83	0.78
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited)
(in thousands)

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$39,220	37,304	105,943	99,017
Other comprehensive loss net of tax:
Net unrealized holding (losses)/gains on marketable securities:
Unrealized holding losses, net of tax of $9,140, $14,705, $9,603 and $45,555, respectively	(29,715)	(48,387)	(34,417)	(153,124)
Reclassification adjustment for losses/(gains) included in net income, net of tax of $0, $0, ($1,731) and $0, respectively	—	—	5,636	(2)
Net unrealized holding losses on marketable securities	(29,715)	(48,387)	(28,781)	(153,126)

Change in fair value of interest rate swaps, net of tax of ($533), $0, ($1,041) and $0, respectively	1,825	—	3,562	—

Defined benefit plan:
Actuarial reclassification adjustments for prior period service costs and actuarial gains included in net income, net of tax of $152, $50, $456 and $151, respectively	(382)	(131)	(1,146)	(393)

Other comprehensive loss	(28,272)	(48,518)	(26,365)	(153,519)

Total comprehensive income/(loss)	$10,948	(11,214)	79,578	(54,502)
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended September 30, 2023	Shares	Amount
Beginning balance at June 30, 2023	127,088,963	$1,271	1,022,189	657,292	(169,251)	1,511,501

Comprehensive income:
Net income	—	—	—	39,220	—	39,220

Other comprehensive loss, net of tax of $8,759	—	—	—	—	(28,272)	(28,272)

Total comprehensive income/(loss)	—	—	—	39,220	(28,272)	10,948

Exercise of stock options	11,523	—	112	—	—	112

Stock-based compensation expense	1,779	—	1,290	—	—	1,290

Stock-based compensation forfeited	(916)	—	—	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(25,420)	—	(25,420)

Ending balance at September 30, 2023	127,101,349	$1,271	1,023,591	671,092	(197,523)	1,498,431

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended September 30, 2022	Shares	Amount
Beginning balance at June 30, 2022	126,881,766	$1,269	1,015,349	620,551	(142,630)	1,494,539

Comprehensive income:
Net income	—	—	—	37,304	—	37,304

Other comprehensive loss, net of tax of $14,755	—	—	—	—	(48,518)	(48,518)

Total comprehensive income/(loss)	—	—	—	37,304	(48,518)	(11,214)

Exercise of stock options	73,472	—	897	—	—	897

Stock-based compensation expense	—	—	944	—	—	944

Stock-based compensation forfeited	(33,249)	—	(1)	—	—	(1)

Dividends paid ($0.20 per share)	—	—	—	(25,379)	—	(25,379)

Ending balance at September 30, 2022	126,921,989	$1,269	1,017,189	632,476	(191,148)	1,459,786
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Nine months ended September 30, 2023	Shares	Amount
Beginning balance at December 31, 2022	127,028,848	$1,270	1,019,647	641,727	(171,158)	1,491,486

Comprehensive income:
Net income	—	—	—	105,943	—	105,943

Other comprehensive loss, net of tax of $7,287	—	—	—	—	(26,365)	(26,365)

Total comprehensive income	—	—	—	105,943	(26,365)	79,578

Adoption of ASU No. 2022-02	—	—	—	(329)	—	(329)

Exercise of stock options	53,207	1	609	—	—	610

Stock-based compensation expense	75,554	1	3,334	—	—	3,335

Stock-based compensation forfeited	(56,260)	(1)	1	—	—	—

Dividends paid ($0.60 per share)	—	—	—	(76,249)	—	(76,249)

Ending balance at September 30, 2023	127,101,349	$1,271	1,023,591	671,092	(197,523)	1,498,431

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
	Common stock
Nine months ended September 30, 2022	Shares	Amount
Beginning balance at December 31, 2021	126,612,183	$1,266	1,010,405	609,529	(37,629)	1,583,571

Comprehensive income:
Net income	—	—	—	99,017	—	99,017

Other comprehensive loss, net of tax of $45,706	—	—	—	—	(153,519)	(153,519)

Total comprehensive income/(loss)	—	—	—	99,017	(153,519)	(54,502)

Exercise of stock options	314,880	2	3,719	—	—	3,721

Stock-based compensation expense	75,377	2	3,065	—	—	3,067

Stock-based compensation forfeited	(80,451)	(1)	—	—	—	(1)

Dividends paid ($0.60 per share)	—	—	—	(76,070)	—	(76,070)

Ending balance at September 30, 2022	126,921,989	$1,269	1,017,189	632,476	(191,148)	1,459,786
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine months ended September 30,
	2023	2022
Operating activities:
Net income	$105,943	99,017
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	14,928	8,837
Loss on sale of investments	8,306	—
Net loss/(gain) on sale of assets	743	(858)
Mortgage banking activity	5,342	(3,308)
Gain on sale of SBA loans	(1,390)	—
Gain on sale of mortgage servicing rights	(8,305)	—
Net depreciation, amortization and accretion	16,473	3,874
Increase in other assets	(114,158)	(31,790)
Increase in other liabilities	15,617	11,270
Net amortization on marketable securities	2,438	3,849
Noncash compensation expense related to stock benefit plans	3,335	3,066
Noncash write-down of real estate owned	37	44
Deferred income tax (benefit)/expense	(3,610)	1,928
Origination of loans held-for-sale	(137,789)	(317,117)
Proceeds from sale of loans held-for-sale	139,819	331,268
Net cash provided by operating activities	47,729	110,080

Investing activities:
Purchase of marketable securities held-to-maturity	—	(212,892)
Purchase of marketable securities available-for-sale	(23,502)	(102,178)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	50,517	80,765
Proceeds from maturities and principal reductions of marketable securities available-for-sale	81,803	197,310
Proceeds from sale of marketable securities available-for-sale	101,229	—
Proceeds from bank-owned life insurance	2,798	4,753
Loan originations	(2,928,360)	(3,464,471)
Proceeds from sale of mortgage servicing rights	13,118	—
Loan purchases	—	(371,121)
Proceeds from loan maturities and principal reductions	2,524,676	3,110,264
Net redemptions of FHLB stock	(261)	(5,097)
Proceeds from sale of real estate owned	1,343	1,469
Proceeds from sale of real estate owned for investment, net	—	229
Purchases of premises and equipment, net	(1,617)	(613)
Net cash used in investing activities	(178,256)	(761,582)

	Nine months ended September 30,
	2023	2022
Financing activities:
Net increase/(decrease) in deposits	325,334	(422,773)
Repayments of long-term borrowings	—	(10,094)
Net (decrease)/increase in short-term borrowings	(76,578)	10,943
Increase in advances by borrowers for taxes and insurance	(19,960)	(14,935)
Cash dividends paid on common stock	(76,249)	(76,070)
Proceeds from stock options exercised	610	3,721
Net cash provided by/(used in) financing activities	153,157	(509,208)
Net increase/(decrease) in cash and cash equivalents	$22,630	(1,160,710)

Cash and cash equivalents at beginning of period	$139,365	1,279,259
Net increase/(decrease) in cash and cash equivalents	22,630	(1,160,710)
Cash and cash equivalents at end of period	$161,995	118,549

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $56,021 and $9,812, respectively)	$96,469	18,281
Income taxes	38,236	21,851

Non-cash activities:
Loan foreclosures and repossessions	$2,844	3,423
Sale of real estate owned financed by the Company	70	175
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

Certain items previously reported have been reclassified to conform to the current year’s reporting format. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the quarter and nine months ended September 30, 2022, to reclassify the provision for credit losses - unfunded commitments, previously presented in other expense, to provide additional transparency to financial statement users.

The results of operations for the quarter ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other period.

Stock-Based Compensation

On March 15, 2023, the Company awarded employees 176,623 restricted stock units (“RSUs”) with a weighted average discounted grant date fair value of $11.28. The RSUs vest over a three-year period with the first vesting occurring one year from the grant date. The Company awarded directors 33,048 restricted stock awards (“RSAs”) with a grant date fair value of $12.80 which fully vest one-year from the grant date. Also, the Company awarded employees 176,623 performance share units (“PSUs”) with a discounted grant date fair value of $10.54. The number of PSUs earned will be based on attainment of certain performance criteria over a three-year period, with the actual number of shares issuable ranging between 0% and 150% of the number of PSUs granted. The PSUs have a three-year cliff vesting, from the date of grant, and any PSUs earned will be issued after the vesting period. As of September 30, 2023, we awarded discretionary grants of 178,483 RSUs with a weighted average grant date fair value of $10.87. These shares vest over a two or three year period with the first vesting occurring one year from the grant date. Stock-based compensation expense of $1.3 million and $944,000 for the quarters ended September 30, 2023 and 2022, respectively, was recognized in compensation expense relating to our stock benefit plans. At September 30, 2023, there was compensation expense of $401,000 to be recognized for awarded but unvested stock options, $2.5 million for unvested restricted common shares, $3.7 million to be recognized for awarded but unvested RSUs, $193,000 to be recognized for awarded but unvested RSAs, and $2.1 million to be recognized for awarded but unvested PSUs.

 Income Taxes-Uncertain Tax Positions

Accounting standards prescribe a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. We had $702,000 and $473,000 of liability for unrecognized tax benefits as of September 30, 2023 and December 31, 2022.

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

During the current year, we completed our LIBOR transition plan and modified the Company’s loan and other financial instrument contracts that are impacted by the transition. The Company chose the Secured Overnight Financing Rate (“SOFR”) as its alternative replacement for LIBOR on both back-to-back swaps and variable rate loans. There was no material impact to the Company's financial statements as a result of the transition.

(2)    Marketable Securities

The following table shows the portfolio of marketable securities available-for-sale at September 30, 2023 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S government and agencies:
Due after one year through five years	$20,000	—	(1,750)	18,250
Due after ten years	50,166	—	(11,890)	38,276

Debt issued by government-sponsored enterprises:
Due after one year through five years	45,985	—	(7,502)	38,483
Due after five years through ten years	434	—	(11)	423

Municipal securities:
Due after one year through five years	954	3	(9)	948
Due after five years through ten years	21,976	—	(3,055)	18,921
Due after ten years	62,990	—	(14,788)	48,202

Corporate debt issues:
Due after five years through ten years	8,464	—	(1,000)	7,464

Residential mortgage-backed securities:
Fixed rate pass-through	213,849	—	(35,305)	178,544
Variable rate pass-through	7,501	2	(169)	7,334
Fixed rate agency CMOs	805,086	—	(175,985)	629,101
Variable rate agency CMOs	24,675	28	(573)	24,130
Total residential mortgage-backed securities	1,051,111	30	(212,032)	839,109
Total marketable securities available-for-sale	$1,262,080	33	(252,037)	1,010,076

The following table shows the portfolio of marketable securities available-for-sale at December 31, 2022 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after one year through five years	$20,000	—	(1,799)	18,201
Due after ten years	53,152	—	(10,761)	42,391

Debt issued by government-sponsored enterprises:
Due after one year through five years	993	—	(49)	944
Due after five years through ten years	45,814	—	(7,557)	38,257

Municipal securities:
Due within one year	506	—	(1)	505
Due after one year through five years	986	21	(13)	994
Due after five years through ten years	36,332	—	(2,290)	34,042
Due after ten years	89,631	8	(13,414)	76,225

Corporate debt issues:
Due after five years through ten years	13,540	—	(562)	12,978

Residential mortgage-backed securities:
Fixed rate pass-through	227,122	35	(31,171)	195,986
Variable rate pass-through	8,837	10	(184)	8,663
Fixed rate agency CMOs	906,962	—	(145,284)	761,678
Variable rate agency CMOs	27,853	31	(640)	27,244
Total residential mortgage-backed securities	1,170,774	76	(177,279)	993,571
Total marketable securities available-for-sale	$1,431,728	105	(213,725)	1,218,108

The following table shows the portfolio of marketable securities held-to-maturity at September 30, 2023 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due after one year through five years	$49,471	—	(6,830)	42,641
Due after five years through ten years	74,986	—	(14,901)	60,085

Residential mortgage-backed securities:
Fixed rate pass-through	151,411	—	(27,070)	124,341
Variable rate pass-through	468	—	(8)	460
Fixed rate agency CMOs	553,241	—	(98,606)	454,635
Variable rate agency CMOs	529	—	(10)	519
Total residential mortgage-backed securities	705,649	—	(125,694)	579,955
Total marketable securities held-to-maturity	$830,106	—	(147,425)	682,681

The following table shows the portfolio of marketable securities held-to-maturity at December 31, 2022 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due after one year through five years	$29,478	—	(3,676)	25,802
Due after five years through ten years	94,977	—	(18,157)	76,820

Residential mortgage-backed securities:
Fixed rate pass-through	163,196	—	(24,684)	138,512
Variable rate pass-through	542	—	(12)	530
Fixed rate agency CMOs	592,527	—	(83,325)	509,202
Variable rate agency CMOs	529	—	(11)	518
Total residential mortgage-backed securities	756,794	—	(108,032)	648,762
Total marketable securities held-to-maturity	$881,249	—	(129,865)	751,384

The following table shows the contractual maturity of our residential mortgage-backed securities available-for-sale at September 30, 2023 (in thousands):

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due within one year	$60	59
Due after one year through five years	25,302	23,185
Due after five years through ten years	27,837	25,424
Due after ten years	997,912	790,441
Total residential mortgage-backed securities	$1,051,111	839,109

The following table shows the contractual maturity of our residential mortgage-backed securities held-to-maturity at September 30, 2023 (in thousands):

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due after one year through five years	$20,343	17,291
Due after five years through ten years	20,225	15,484
Due after ten years	665,081	547,180
Total residential mortgage-backed securities	$705,649	579,955

The following table shows the fair value of and gross unrealized losses on available for sale investment securities and held to maturity investment securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2023 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$423	(11)	197,736	(42,873)	198,159	(42,884)
Municipal securities	8,412	(526)	59,233	(17,326)	67,645	(17,852)
Corporate issues	—	—	7,464	(1,000)	7,464	(1,000)
Residential mortgage-backed securities - agency	25,649	(1,271)	1,390,685	(336,455)	1,416,334	(337,726)
Total	$34,484	(1,808)	1,655,118	(397,654)	1,689,602	(399,462)

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

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of September 30, 2023, which were comprised of 548 individual securities, represents a credit loss impairment. All of these securities were issued by U.S. government agencies, U.S. government-sponsored enterprises, local municipalities, or represent corporate debt. The securities issued by the U.S. government agencies or U.S. government-sponsored enterprises are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The securities issued by local municipalities and the corporate debt issues were all highly rated by major rating agencies and have no history of credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. The Company does not have the intent to sell these investment securities and it is more likely than not that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The decline in fair value of the held-to-maturity debt securities were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities, therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2023.

The following table presents the credit quality of our held-to-maturity securities, based on the latest information available as of September 30, 2023 (in thousands). The credit ratings are sourced from nationally recognized rating agencies, which include Moody’s and S&P, and they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of September 30, 2023.

	AA+	Total
Held-to-maturity securities (at amortized cost):
Debt issued by the U.S. government-sponsored enterprises	$124,457	124,457
Residential mortgage-backed securities	705,649	705,649
Total marketable securities held-to-maturity	$830,106	830,106

(3)    Loans Receivable

The following table shows a summary of our loans receivable at amortized cost basis at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023			December 31, 2022
	Originated (1)	Acquired (2)	Total	Originated (1)	Acquired (2)	Total
Personal Banking:
Residential mortgage loans (3)	$3,322,136	150,627	3,472,763	3,327,879	170,720	3,498,599
Home equity loans	1,126,675	132,090	1,258,765	1,131,641	166,033	1,297,674
Vehicle loans	1,969,029	70,670	2,039,699	1,965,385	91,398	2,056,783
Consumer loans	109,319	6,101	115,420	104,284	7,588	111,872
Total Personal Banking	6,527,159	359,488	6,886,647	6,529,189	435,739	6,964,928

Commercial Banking:
Commercial real estate loans (4)	2,286,563	267,081	2,553,644	2,135,607	312,421	2,448,028
Commercial real estate loans - owner occupied	343,714	25,659	369,373	341,704	33,823	375,527
Commercial loans	1,463,159	37,450	1,500,609	1,082,914	49,055	1,131,969
Total Commercial Banking	4,093,436	330,190	4,423,626	3,560,225	395,299	3,955,524
Total loans receivable, gross	10,620,595	689,678	11,310,273	10,089,414	831,038	10,920,452

Allowance for credit losses	(116,596)	(8,245)	(124,841)	(107,379)	(10,657)	(118,036)
Total loans receivable, net (5)	$10,503,999	681,433	11,185,432	9,982,035	820,381	10,802,416
(1) Includes originated and loan pools purchased in an asset acquisition.
(2) Includes loans subject to purchase accounting in a business combination.
(3) Includes $10.2 million and $9.9 million of loans held-for-sale at September 30, 2023 and December 31, 2022, respectively.
(4) Includes $435,000 and $0 of loans held-for-sale at September 30, 2023 and December 31, 2022, respectively.
(5) Includes $71.5 million and $76.1 million of net unearned income, unamortized premiums and discounts and deferred fees and costs at September 30, 2023 and December 31, 2022, respectively.

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended September 30, 2023 (in thousands):

	Balance as of September 30, 2023	Current period provision	Charge-offs	Recoveries	Balance as of June 30, 2023
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$17,090	(370)	(171)	75	17,556
Home equity loans	5,044	201	(320)	161	5,002
Vehicle loans	27,226	984	(1,524)	483	27,283
Consumer loans	1,202	1,436	(1,561)	317	1,010
Total Personal Banking	50,562	2,251	(3,576)	1,036	50,851

Commercial Banking:
Commercial real estate loans	48,582	(1,110)	(484)	120	50,056
Commercial real estate loans - owner occupied	3,479	(30)	—	11	3,498
Commercial loans	22,218	2,872	(1,286)	614	20,018
Total Commercial Banking	74,279	1,732	(1,770)	745	73,572
Total	$124,841	3,983	(5,346)	1,781	124,423

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$3	(1)	—	—	4
Home equity loans	67	3	—	—	64
Total Personal Banking	70	2	—	—	68

Commercial Banking:
Commercial real estate loans	4,797	(2,858)	—	—	7,655
Commercial real estate loans - owner occupied	140	(180)	—	—	320
Commercial loans	7,971	55	—	—	7,916
Total Commercial Banking	12,908	(2,983)	—	—	15,891
Total off-balance sheet exposure	$12,978	(2,981)	—	—	15,959

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

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the nine months ended September 30, 2023 (in thousands):

	Balance September 30, 2023	Current period provision	Charge-offs	Recoveries	ASU 2022-02 Adoption	Balance December 31, 2022
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$17,090	(2,047)	(923)	799	—	19,261
Home equity loans	5,044	(705)	(719)	566	—	5,902
Vehicle loans	27,226	7,267	(4,731)	1,631	—	23,059
Consumer loans	1,202	3,463	(3,860)	934	—	665
Total Personal Banking	50,562	7,978	(10,233)	3,930	—	48,887

Commercial Banking:
Commercial real estate loans	48,582	3,587	(1,556)	1,619	426	44,506
Commercial real estate loans - owner occupied	3,479	(515)	(68)	58	—	4,004
Commercial loans	22,218	3,813	(3,360)	1,126	—	20,639
Total Commercial Banking	74,279	6,885	(4,984)	2,803	426	69,149
Total	$124,841	14,863	(15,217)	6,733	426	118,036

Allowance for Credit Losses - off-balance sheet exposure (1)
Personal Banking:
Residential mortgage loans	$3	(1)	—	—	—	4
Home equity loans	67	(7)	—	—	—	74
Total Personal Banking	70	(8)	—	—	—	78

Commercial Banking:
Commercial real estate loans	4,797	(578)	—	—	—	5,375
Commercial real estate loans - owner occupied	140	(239)	—	—	—	379
Commercial loans	7,971	890	—	—	—	7,081
Total Commercial Banking	12,908	73	—	—	—	12,835
Total off-balance sheet exposure	$12,978	65	—	—	—	12,913
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

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at September 30, 2023 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$3,472,763	17,090	9,760	—
Home equity loans	1,258,765	5,044	3,431	133
Vehicle loans	2,039,699	27,226	3,817	57
Consumer loans	115,420	1,202	281	500
Total Personal Banking	6,886,647	50,562	17,289	690

Commercial Banking:
Commercial real estate loans	2,553,644	48,582	54,109	—
Commercial real estate loans - owner occupied	369,373	3,479	1,071	—
Commercial loans	1,500,609	22,218	4,185	38
Total Commercial Banking	4,423,626	74,279	59,365	38

Total	$11,310,273	124,841	76,654	728

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

We present the amortized cost of our loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the nine-month period ended September 30, 2023 (in thousands):

		September 30, 2023
	Nonaccrual loans at January 1, 2023	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$7,574	9,760	—	9,760	—
Home equity loans	4,145	3,262	169	3,431	133
Vehicle loans	3,771	2,838	979	3,817	57
Consumer loans	256	281	—	281	500
Total Personal Banking	15,746	16,141	1,148	17,289	690

Commercial Banking:
Commercial real estate loans	62,239	21,838	32,271	54,109	—
Commercial real estate loans - owner occupied	624	1,071	—	1,071	—
Commercial loans	2,627	3,828	357	4,185	38
Total Commercial Banking	65,490	26,737	32,628	59,365	38

Total	$81,236	42,878	33,776	76,654	728

During the three and nine months ended September 30, 2023, we did not recognize any interest income on nonaccrual loans.

The following table presents the amortized cost of our loans on nonaccrual status as of the year ended December 31, 2022 (in thousands):

		December 31, 2022
	Nonaccrual loans at January 1, 2022	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$10,402	7,574	—	7,574	—
Home equity loans	5,758	3,887	258	4,145	—
Vehicle loans	3,263	2,175	1,596	3,771	2
Consumer loans	675	256	—	256	405
Total Personal Banking	20,098	13,892	1,854	15,746	407

Commercial Banking:
Commercial real estate loans	129,666	22,182	40,057	62,239	—
Commercial real estate loans - owner occupied	1,233	624	—	624	—
Commercial loans	7,474	2,024	603	2,627	337
Total Commercial Banking	138,373	24,830	40,660	65,490	337

Total	$158,471	38,722	42,514	81,236	744

During the year ended December 31, 2022, we recognized $678,000 of interest income on nonaccrual and troubled debt restructuring loans.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2023 (in thousands):

	Real estate	Total
Commercial Banking:
Commercial real estate loans	$51,402	51,402
Commercial loans	160	160
Total Commercial Banking	51,562	51,562

Total	$51,562	51,562

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2022 (in thousands):

	Real estate	Equipment	Total
Personal Banking:
Residential mortgage loans	$569	—	569
Home equity loans	100	—	100
Total Personal Banking	669	—	669

Commercial Banking:
Commercial real estate loans	57,056	—	57,056
Commercial loans	175	210	385
Total Commercial Banking	57,231	210	57,441

Total	$57,900	210	58,110

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

The following table presents the amortized cost basis of loans as of September 30, 2023 that were both experiencing financial difficulty and modified during the periods indicated, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financial receivable is also presented below (dollars in thousands).

	For the quarter ended September 30, 2023			For the nine months ended September 30, 2023
	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable
Personal Banking:
Residential mortgage loans	$192	—	0.01%	450	—	0.01%
Home equity loans	122	85	0.02%	283	85	0.03%
Consumer loans	—	—	—%	—	3	0.00%
Total Personal Banking	314	85	0.01%	733	88	0.01%

Commercial Banking:
Commercial real estate loans	—	—	—%	197	—	0.01%
Commercial loans	15	—	0.00%	663	—	0.04%
Total Commercial Banking	15	—	—%	860	—	0.02%

Total	$329	85	0.00%	1,593	88	0.01%

The Company has committed to lend additional amounts totaling $31,000 to the borrowers included in the previous table.

The following table presents the effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods indicated:

	For the quarter ended September 30, 2023		For the nine months ended September 30, 2023
	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average interest rate reduction	Weighted-average term extension in months
Personal Banking:
Residential mortgage loans	—%	169	—	149
Home equity loans	5%	112	5%	96
Consumer loans	—%	—	12%	356
Total Personal Banking	5%	140	17%	126

Commercial Banking:
Commercial real estate loans	—%	—	—	25
Commercial loans	—%	23	—	9
Total Commercial Banking	—%	23	—	13
Total loans	5%	135	17%	68

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that such loans have been modified since the adoption of ASU 2022-02 (in thousands):

	Current	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent
Personal Banking:
Residential mortgage loans	$450	—	—	—
Home equity loans	368	—	—	—
Consumer loans	3	—	—	—
Total Personal Banking	821	—	—	—

Commercial Banking:
Commercial real estate loans	74	—	—	123
Commercial real estate loans - owner occupied	—	—	—	—
Commercial loans	—	15	—	648
Total Commercial Banking	74	15	—	771
Total loans	$895	15	—	771

A modification is considered to be in default when the loan is 90 days or more past due. The following table provides the amortized cost basis of financing receivables that had a payment default during the period and were modified since the adoption of ASU 2022-02 to borrowers experiencing financial difficulty (in thousands):

Term extension
Commercial Banking:
Commercial real estate loans	$123
Commercial loans	648
Total Commercial Banking	771

Total	$771

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

The following tables provide a roll forward of troubled debt restructurings for the periods indicated, prior to the adoption of ASU 2022-02 (dollars in thousands):

	For the quarter ended September 30, 2022		For the nine months ended September 30, 2022
	Number of Contracts	Amount	Number of Contracts	Amount
Beginning TDR balance:	128	$54,237	134	$30,288
New TDRs	6	221	8	25,626
Re-modified TDRs	4	977	10	1,178
Net paydowns	—	(810)	—	(1,609)
Charge-offs:
Residential mortgage loans	—	—	1	(3)
Paid-off loans:
Residential mortgage loans	1	(35)	2	(236)
Home equity loans	1	(11)	3	(88)
Commercial real estate loans	1	(3,349)	4	(3,718)
Commercial real estate loans - owner occupied	1	(44)	1	(44)
Commercial loans	3	(3,459)	4	(3,466)
Ending TDR balance:	127	$46,750	127	$46,750
Accruing TDRs		$16,344		$16,344
Nonaccrual TDRs		30,406		30,406

The following table provides information related to TDRs (including re-modified TDRs) by portfolio segment and by class of financing receivable during the periods indicated, prior to the adoption of ASU 2022-02 (dollars in thousands):

	For the quarter ended September 30, 2022				For the nine months ended September 30, 2022
	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance

Personal Banking:
Residential mortgage loans	2	$147	144	15	2	$147	144	15
Home equity loans	5	160	154	23	5	160	154	23
Total Personal Banking	7	307	298	38	7	307	298	38

Commercial Banking:
Commercial real estate loans	1	$610	609	89	5	$34,295	26,212	102
Commercial loans	2	332	291	20	6	3,856	294	20
Total Commercial Banking	3	942	900	109	11	38,151	26,506	122

Total	10	$1,249	1,198	147	18	$38,458	26,804	160

The following table provides information as of September 30, 2022 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the quarter ended September 30, 2022, prior to the adoption of ASU 2022-02 (dollars in thousands):

	Type of modification
	Number of contracts	Maturity date	Total
Personal Banking:
Residential mortgage loans	2	$144	144
Home equity loans	5	154	154
Total Personal Banking	7	298	298

Commercial Banking:
Commercial real estate loans	1	$609	609
Commercial loans	2	291	291
Total Commercial Banking	3	900	900

Total	10	$1,198	1,198

The following table provides information as of September 30, 2022 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the nine months ended September 30, 2022, prior to the adoption of ASU 2022-02 (dollars in thousands):

	Type of modification
	Number of contracts	Rate	Maturity date	Total
Personal Banking:
Residential mortgage loans	2	$—	144	144
Home equity loans	5	—	154	154
Total Personal Banking	7	—	298	298

Commercial Banking:
Commercial real estate loans	5	$4,166	22,046	26,212
Commercial loans	6	—	294	294
Total Commercial Banking	11	4,166	22,340	26,506

Total	18	$4,166	22,638	26,804

No TDRs modified within the previous twelve months of September 30, 2022 subsequently defaulted, prior to the adoption of ASU 2022-02.

The following table provides information related to the amortized cost basis of loan payment delinquencies at September 30, 2023 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$573	5,395	7,695	13,663	3,459,100	3,472,763	—
Home equity loans	4,707	1,341	2,206	8,254	1,250,511	1,258,765	133
Vehicle loans	9,122	2,412	2,274	13,808	2,025,891	2,039,699	57
Consumer loans	752	295	746	1,793	113,627	115,420	500
Total Personal Banking	15,154	9,443	12,921	37,518	6,849,129	6,886,647	690

Commercial Banking:
Commercial real estate loans	3,411	1,328	8,042	12,781	2,540,863	2,553,644	—
Commercial real estate loans - owner occupied	—	260	374	634	368,739	369,373	—
Commercial loans	2,847	981	2,472	6,300	1,494,309	1,500,609	38
Total Commercial Banking	6,258	2,569	10,888	19,715	4,403,911	4,423,626	38
Total loans	$21,412	12,012	23,809	57,233	11,253,040	11,310,273	728

The following table provides information related to the amortized cost basis of loan payment delinquencies at December 31, 2022 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$29,487	5,563	5,574	40,624	3,457,975	3,498,599	—
Home equity loans	6,657	975	2,257	9,889	1,287,785	1,297,674	—
Vehicle loans	8,677	2,770	2,471	13,918	2,042,865	2,056,783	2
Consumer loans	758	300	608	1,666	110,206	111,872	405
Total Personal Banking	45,579	9,608	10,910	66,097	6,898,831	6,964,928	407

Commercial Banking:
Commercial real estate loans	3,947	2,377	7,589	13,913	2,434,115	2,448,028	—
Commercial real estate loans - owner occupied	61	—	278	339	375,188	375,527	—
Commercial loans	2,648	1,115	1,829	5,592	1,126,377	1,131,969	337
Total Commercial Banking	6,656	3,492	9,696	19,844	3,935,680	3,955,524	337
Total originated loans	$52,235	13,100	20,606	85,941	10,834,511	10,920,452	744

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

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator and the current period charge-offs by year of origination for each portfolio segment as of September 30, 2023 (in thousands):

	YTD September 30, 2023	2022	2021	2020	2019	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$159,472	673,235	803,613	516,270	249,797	1,056,864	—	—	3,459,251
Substandard	—	1,033	260	872	336	11,011	—	—	13,512
Total residential mortgage loans	159,472	674,268	803,873	517,142	250,133	1,067,875	—	—	3,472,763
Residential mortgage current period charge-offs	—	—	(5)	(130)	—	(788)	—	—	(923)
Home equity loans
Pass	65,795	104,272	110,823	153,431	98,062	210,273	469,459	42,870	1,254,985
Substandard	—	—	—	—	149	1,783	1,050	798	3,780
Total home equity loans	65,795	104,272	110,823	153,431	98,211	212,056	470,509	43,668	1,258,765
Home equity current period charge-offs	—	(53)	(46)	—	(48)	(257)	(142)	(173)	(719)
Vehicle loans
Pass	541,270	746,225	444,934	153,264	81,931	68,201	—	—	2,035,825
Substandard	320	901	1,386	247	564	456	—	—	3,874
Total vehicle loans	541,590	747,126	446,320	153,511	82,495	68,657	—	—	2,039,699
Vehicle current period charge-offs	(324)	(1,385)	(1,425)	(416)	(497)	(684)	—	—	(4,731)
Consumer loans
Pass	20,061	13,137	6,361	2,485	1,727	6,201	63,801	866	114,639
Substandard	45	57	31	8	14	1	506	119	781
Total consumer loans	20,106	13,194	6,392	2,493	1,741	6,202	64,307	985	115,420
Consumer loan current period charge-offs	(2,055)	(340)	(271)	(116)	(150)	(766)	(149)	(13)	(3,860)
Total Personal Banking	786,963	1,538,860	1,367,408	826,577	432,580	1,354,790	534,816	44,653	6,886,647
Business Banking:
Commercial real estate loans
Pass	127,229	437,503	356,152	330,522	225,478	776,377	23,845	25,345	2,302,451
Special mention	—	7,451	26,749	21,732	5,615	34,909	350	—	96,806
Substandard	—	174	1,056	8,108	48,592	95,825	514	118	154,387
Total commercial real estate loans	127,229	445,128	383,957	360,362	279,685	907,111	24,709	25,463	2,553,644
Commercial real estate current period charge-offs	—	—	(492)	—	(51)	(1,013)	—	—	(1,556)
Commercial real estate loans - owner occupied
Pass	17,830	50,716	48,567	14,845	44,834	148,778	2,237	2,214	330,021
Special mention	—	17,631	—	1,690	—	7,808	—	—	27,129
Substandard	—	—	122	1,344	4,736	5,308	—	713	12,223
Total commercial real estate loans - owner occupied	17,830	68,347	48,689	17,879	49,570	161,894	2,237	2,927	369,373
Commercial real estate - owner occupied current period charge-offs	—	—	—	—	—	(68)	—	—	(68)
Commercial loans
Pass	315,190	455,098	77,266	28,754	37,787	56,731	501,722	4,285	1,476,833
Special mention	542	315	58	369	316	68	2,022	—	3,690
Substandard	—	2,496	577	495	2,503	1,025	11,730	1,260	20,086
Total commercial loans	315,732	457,909	77,901	29,618	40,606	57,824	515,474	5,545	1,500,609
Commercial loans current period charge-offs	—	(1,526)	(517)	(430)	(110)	(715)	(60)	(2)	(3,360)
Total Business Banking	460,791	971,384	510,547	407,859	369,861	1,126,829	542,420	33,935	4,423,626

Total loans	$1,247,754	2,510,244	1,877,955	1,234,436	802,441	2,481,619	1,077,236	78,588	11,310,273
For the nine months ended September 30, 2023, $13.7 million of revolving loans were converted to term loans.

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator for each portfolio segment as of December 31, 2022 (in thousands):

	2022	2021	2020	2019	2018	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$659,930	837,823	546,604	265,520	131,599	1,043,394	—	—	3,484,870
Substandard	422	187	474	796	531	11,319	—	—	13,729
Total residential mortgage loans	660,352	838,010	547,078	266,316	132,130	1,054,713	—	—	3,498,599
Home equity loans
Pass	114,598	126,608	173,044	110,495	50,314	198,971	475,229	42,887	1,292,146
Substandard	—	46	—	127	324	3,066	683	1,282	5,528
Total home equity loans	114,598	126,654	173,044	110,622	50,638	202,037	475,912	44,169	1,297,674
Vehicle loans
Pass	966,432	611,310	227,897	135,134	70,071	42,166	—	—	2,053,010
Substandard	292	1,096	667	689	657	372	—	—	3,773
Total vehicle loans	966,724	612,406	228,564	135,823	70,728	42,538	—	—	2,056,783
Consumer loans
Pass	19,302	9,874	4,327	3,557	2,409	5,094	65,610	1,037	111,210
Substandard	24	9	37	9	3	48	432	100	662
Total consumer loans	19,326	9,883	4,364	3,566	2,412	5,142	66,042	1,137	111,872
Total Personal Banking	1,761,000	1,586,953	953,050	516,327	255,908	1,304,430	541,954	45,306	6,964,928
Business Banking:
Commercial real estate loans
Pass	322,050	346,355	369,868	244,188	209,500	696,628	24,954	13,314	2,226,857
Special mention	—	17,216	16,782	87	1,000	15,887	157	15	51,144
Substandard	—	4,561	3,617	48,879	41,521	70,384	459	606	170,027
Total commercial real estate loans	322,050	368,132	390,267	293,154	252,021	782,899	25,570	13,935	2,448,028
Commercial real estate - owner occupied
Pass	62,905	51,673	17,989	49,600	43,570	123,278	2,477	1,460	352,952
Special mention	126	—	18	—	2,297	1,106	385	—	3,932
Substandard	—	—	—	5,085	2,440	9,250	—	1,868	18,643
Total commercial real estate - owner occupied loans	63,031	51,673	18,007	54,685	48,307	133,634	2,862	3,328	375,527
Commercial loans
Pass	481,797	90,320	52,833	46,966	17,250	53,107	354,402	4,032	1,100,707
Special mention	628	2,190	506	1,704	227	—	2,129	—	7,384
Substandard	1,833	603	908	2,097	1,605	735	12,941	3,156	23,878
Total commercial loans	484,258	93,113	54,247	50,767	19,082	53,842	369,472	7,188	1,131,969
Total Business Banking	869,339	512,918	462,521	398,606	319,410	970,375	397,904	24,451	3,955,524

Total loans	$2,630,339	2,099,871	1,415,571	914,933	575,318	2,274,805	939,858	69,757	10,920,452
For the year ended December 31, 2022, $20.7 million of revolving loans were converted to term loans.

(4)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	September 30, 2023	December 31, 2022
Amortizable intangible assets:
Core deposit intangibles - gross	$74,899	74,899
Less: accumulated amortization	(68,886)	(66,367)
Core deposit intangibles - net	$6,013	8,532
Customer and Contract intangible assets - gross	$12,775	12,775
Less: accumulated amortization	(12,775)	(12,747)
Customer and Contract intangible assets - net	—	28
Total intangible assets - net	$6,013	8,560

The following table shows the actual aggregate amortization expense for the quarters ended September 30, 2023 and 2022, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the five succeeding fiscal years (in thousands):

For the quarter ended September 30, 2023	$795
For the quarter ended September 30, 2022	1,047
For the nine months ended September 30, 2023	2,546
For the nine months ended September 30, 2022	3,345
For the year ending December 31, 2023	3,270
For the year ending December 31, 2024	2,452
For the year ending December 31, 2025	1,662
For the year ending December 31, 2026	871
For the year ending December 31, 2027	305

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2022	$380,997
Balance at September 30, 2023	$380,997

We performed our annual goodwill impairment test as of June 30, 2023 in accordance with ASC 350 and concluded that goodwill was not impaired.

(5)    Borrowed Funds

(a)    Borrowings

Borrowed funds at September 30, 2023 and December 31, 2022 are presented in the following table:

	September 30, 2023		December 31, 2022
	Amount	Average rate	Amount	Average rate
Term notes payable to the FHLB of Pittsburgh, due within one year	$375,400	5.65%	$500,000	4.55%
Notes payable to the FHLB of Pittsburgh, due within one year	119,000	5.68%	51,300	4.45%
Collateralized borrowings, due within one year	48,587	1.52%	105,766	0.27%
Collateral received, due within one year	61,600	5.16%	24,100	4.17%
Total borrowed funds	$604,587		$681,166

Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh, if any, are secured by our residential first mortgage and other qualifying loans. At September 30, 2023, the carrying value of these loans was $6.049 billion. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250.0 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. At September 30, 2023 and December 31, 2022, the balance of the revolving line of credit was $119.0 million and $51.3 million, respectively.

At September 30, 2023 and December 31, 2022, collateralized borrowings due within one year were $48.6 million and $105.8 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB. At September 30, 2023, the carrying value of the cash and securities used as collateral was $89.3 million.

At September 30, 2023 and December 31, 2022, collateral received was $61.6 million and $24.1 million, respectively. This represents collateral posted to us from our derivative counterparties.

At September 30, 2023 and December 31, 2022, term notes payable to the FHLB of Pittsburgh due within one year were $375.4 million and $500.0 million, respectively. The September 30, 2023 total is made up of ten advances: 400,000 at 5.72% maturing October 2, 2023; $100.0 million at 5.65% maturing October 6, 2023; $100.0 million at 5.65% maturing October 13, 2023; $25.0 million at 5.63% maturing October 26, 2023; $25.0 million at 5.66% maturing October 31, 2023; $25.0 million at 5.63% maturing November 9, 2023; $25.0 million at 5.65% maturing November 13, 2023; $25.0 million at 5.62% maturing November 14, 2023; $25.0 million at 5.63% maturing November 21, 2023; and $25.0 million at 5.65% maturing November 30, 2023.

On September 9, 2020, the Company issued $125.0 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month Secured Overnight Financing Rate (“SOFR”) plus 3.89% payable quarterly in arrears commencing on December 15, 2025. During the year-ended December 31, 2022 the Company repurchased $10.2 million of subordinated notes leaving $114.8 million of subordinated notes outstanding. The subordinated debt issuance costs of approximately $1.8 million are being amortized over five years on a straight-line basis into interest expense. At September 30, 2023 and December 31, 2022, subordinated debentures, net of issuance costs, were $114.1 million and $113.8 million, respectively.

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

The following table sets forth a summary of the cumulative trust preferred securities and the junior subordinated debt held by the Trust as of the date listed (dollars in thousands).

	Maturity date	Interest rate	Capital debt securities	September 30, 2023	December 31, 2022
Northwest Bancorp Capital Trust III	December 30, 2035	3-month SOFR plus 1.38%	$50,000	$51,547	51,547
Northwest Bancorp Statutory Trust IV	December 15, 2035	3-month SOFR plus 1.38%	50,000	51,547	51,547
LNB Trust II	June 15, 2037	3-month SOFR plus 1.48%	7,875	8,119	8,119
Union National Capital Trust I (1)	January 23, 2034	3-month SOFR plus 2.85%	8,000	7,993	7,975
Union National Capital Trust II (1)	November 23, 2034	3-month SOFR plus 2.00%	3,000	2,789	2,768
MFBC Statutory Trust I (1)	September 15, 2035	3-month SOFR plus 1.70%	5,000	3,762	3,684
Universal Preferred Trust (1)	October 7, 2035	3-month SOFR plus 1.69%	5,000	3,752	3,674
				$129,509	129,314
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

(6)    Guarantees

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At September 30, 2023, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $45.9 million, of which $28.7 million is fully collateralized. At September 30, 2023, we had a liability which represents deferred income of $1.0 million related to the standby letters of credit.

In addition, we maintain a $5.0 million unsecured line of credit with a correspondent bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $3.4 million in notional value of credit cards have been issued. These issued credit cards had an outstanding balance of $578,000 at September 30, 2023. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to the correspondent bank; however, if the customer fails to repay their balance, the Bank could be required to satisfy the obligation to correspondent bank and initiate collection from our customer as part of the existing credit facility of that customer.

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

The following table sets forth the computation of basic and diluted EPS (in thousands, except share data and per share amounts):

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$39,220	37,304	105,943	99,017
Less: Dividends and undistributed earnings allocated to participating securities	99	166	267	441
Net income available to common shareholders	$39,121	37,138	105,676	98,576

Weighted average common shares outstanding	126,767,507	126,320,706	126,629,786	126,082,217
Add: Participating shares outstanding	320,177	565,729	320,177	565,729
Total weighted average common shares and dilutive potential shares	127,087,684	126,886,435	126,949,963	126,647,946

Basic earnings per share	$0.31	0.29	0.83	0.78

Diluted earnings per share	$0.31	0.29	0.83	0.78

(8)    Pension and Other Post-Retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post-retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended September 30,
	Pension benefits		Other post-retirement benefits
	2023	2022	2023	2022
Service cost	$1,560	2,599	—	—
Interest cost	2,245	1,671	7	10
Expected return on plan assets	(3,479)	(3,864)	—	—
Amortization of prior service cost	(564)	(564)	—	—
Amortization of the net loss	20	381	10	2
Net periodic cost	$(218)	223	17	12

	Nine months ended September 30,
	Pension benefits		Other post-retirement benefits
	2023	2022	2023	2022
Service cost	$4,680	7,797	—	—
Interest cost	6,735	5,013	21	30
Expected return on plan assets	(10,437)	(11,592)	—	—
Amortization of prior service cost	(1,692)	(1,692)	—	—
Amortization of the net loss	60	1,143	30	6
Net periodic cost	$(654)	669	51	36

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

Debt Securities — available-for-sale - Generally, debt securities are valued using pricing for similar securities, recently executed transactions and other pricing models utilizing observable inputs. The valuation for most debt securities is classified as Level 2. Securities within Level 2 include corporate bonds, municipal bonds, mortgage-backed securities and U.S. government obligations. Certain debt securities which were AAA rated at purchase do not have an active market, and as such we have used an alternative method to determine the fair value of these securities. The fair value has been determined using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions. As such, securities which otherwise would have been classified as Level 2 securities if an active market for those assets or similar assets existed are included herein as Level 3 assets.

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At September 30, 2023 and December 31, 2022, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at September 30, 2023 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$161,995	161,995	161,995	—	—
Securities available-for-sale	1,010,076	1,010,076	—	1,010,076	—
Securities held-to-maturity	830,106	682,681	—	682,681	—
Loans receivable, net	11,174,840	10,031,968	—	—	10,031,968
Loans held-for-sale	10,592	10,592	—	—	10,592
Accrued interest receivable	42,624	42,624	42,624	—	—
Interest rate lock commitments	664	664	—	—	664
Foreign exchange swaps	203	203	—	203	—
Interest rate swaps designated as hedging instruments	4,603	4,603	—	4,603	—
Interest rate swaps not designated as hedging instruments	57,249	57,249	—	57,249	—
FHLB stock	40,404	40,404	—	—	—
Total financial assets	$13,333,356	12,043,059	204,619	1,754,812	10,043,224

Financial liabilities:
Savings and checking deposits	$9,531,544	9,531,544	9,531,544	—	—
Time deposits	2,258,338	2,250,768	—	—	2,250,768
Borrowed funds	604,587	617,832	617,832	—	—
Subordinated debt	114,102	102,456	—	102,456	—
Junior subordinated debentures	129,509	136,461	—	—	136,461
Forward commitments	23	23	—	23	—
Foreign exchange swaps	10	10	—	10	—
Interest rate swaps not designated as hedging instruments	57,275	57,275	—	57,275	—
Risk participation agreements	17	17	—	17	—
Accrued interest payable	7,915	7,915	7,915	—	—
Total financial liabilities	$12,703,320	12,704,301	10,157,291	159,781	2,387,229

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both September 30, 2023 and December 31, 2022.

The following table represents assets and liabilities measured at fair value on a recurring basis at September 30, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	56,526	—	56,526
Government-sponsored enterprises	—	38,906	—	38,906
States and political subdivisions	—	68,071	—	68,071
Corporate	—	7,464	—	7,464
Total debt securities	—	170,967	—	170,967

Residential mortgage-backed securities:
GNMA	—	17,073	—	17,073
FNMA	—	99,874	—	99,874
FHLMC	—	68,926	—	68,926
Non-agency	—	5	—	5
Collateralized mortgage obligations:
GNMA	—	318,652	—	318,652
FNMA	—	148,389	—	148,389
FHLMC	—	186,190	—	186,190
Total mortgage-backed securities	—	839,109	—	839,109

Interest rate lock commitments	—	—	664	664
Foreign exchange swaps	—	203	—	203
Interest rate swaps designated as hedging instruments	—	4,603	—	4,603
Interest rate swaps not designated as hedging instruments	—	57,249	—	57,249
Total assets	$—	1,072,131	664	1,072,795

Forward commitments	$—	23	—	23
Foreign exchange swaps	—	10	—	10
Interest rate swaps not designated as hedging instruments	—	57,275	—	57,275
Risk participation agreements	—	17	—	17
Total liabilities	$—	57,325	—	57,325

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	60,592	—	60,592
Government-sponsored enterprises	—	39,201	—	39,201
States and political subdivisions	—	111,766	—	111,766
Corporate	—	12,978	—	12,978
Total debt securities	—	224,537	—	224,537

Residential mortgage-backed securities:
GNMA	—	12,434	—	12,434
FNMA	—	117,218	—	117,218
FHLMC	—	74,991	—	74,991
Non-agency	—	6	—	6
Collateralized mortgage obligations:
GNMA	—	364,553	—	364,553
FNMA	—	185,588	—	185,588
FHLMC	—	238,781	—	238,781
Total mortgage-backed securities	—	993,571	—	993,571

Interest rate lock commitments	—	—	559	559
Forward commitments	—	128	—	128
Interest rate swaps not designated as hedging instruments	—	26,642	—	26,642
Total assets	$—	1,244,878	559	1,245,437

Foreign exchange swaps	$—	23	—	23
Interest rate swaps not designated as hedging instruments	—	45,464	—	45,464
Risk participation agreements	—	18	—	18
Total liabilities	$—	45,505	—	45,505

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	For the quarter ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Beginning balance,	$761	1,520	559	1,684
Interest rate lock commitments:
Net activity	(97)	(457)	105	(621)

Ending balance	$664	1,063	664	1,063

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held-for-sale, loans individually assessed, real estate owned, and mortgage servicing rights.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of September 30, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	13,467	13,467
Mortgage servicing rights	—	—	198	198
Real estate owned, net	—	—	363	363
Total assets	$—	—	14,028	14,028

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2023 (in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	$13,467	Appraisal value (1)	Estimated cost to sell	10.0%

Mortgage servicing rights	198	Discounted cash flow	Annual service cost	$90
			Prepayment rate	6.6% to 15.0% (9.9%)
			Expected life (months)	53.1 to 103.5 (75.8)
			Option adjusted spread	720 basis points
			Forward yield curve	5.44% to 5.60%

Real estate owned, net	363	Appraisal value (1)	Estimated cost to sell	15.0%

Loans held for sale	10,592	Quoted prices for similar loans in active markets adjusted by an expected pull-through rate	Estimated pull-through rate	100.0%
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

Derivatives Designated as Hedging Instruments

As of September 30, 2023, the Company has entered into seven separate pay-fixed interest rate swaps in order to synthetically convert short-term three month FHLB advances to fixed-rate term funding with an aggregate value of $175 million with maturities ranging from three to five years. Our risk management objective and strategy for these interest rate swaps at such time was to reduce our exposure to variability in interest-related cash outflows attributable to changes in the USD-SOFR swap rate, the designated benchmark interest rate being hedged. Based upon our contemporaneous quantitative analysis at the inception of the interest rate swaps, we have determined these interest rate swaps qualify for hedge accounting in accordance with ASC 815, Derivatives and Hedging. Our cash flow hedges are recorded within other assets on the Consolidated Statement of Financial Condition at their estimated fair value.

As long as the hedge remains highly effective, the changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A hedging relationship that is determined to not be highly effective no longer qualifies for hedge accounting and any gain or loss is recognized immediately into earnings. Amount reclassified into earnings are included in interest expense in the Consolidated Statement of Income.

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

The following table presents information regarding our derivative financial instruments for the periods indicated (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At September 30, 2023
Derivatives designated as hedging instruments:
Interest rate swap agreements	$175,000	4,603	—	—
Derivatives not designated as hedging instruments:
Interest rate swap agreements	673,255	57,249	673,255	57,275
Foreign exchange swap agreements	7,393	203	760	10
Interest rate lock commitments	35,272	664	—	—
Forward commitments	—	—	6,772	23
Risk participation agreements	—	—	102,385	17
Total Derivatives	$890,920	62,719	783,172	57,325

At December 31, 2022
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$651,114	26,642	651,114	45,464
Foreign exchange swap agreements	—	—	2,328	23
Interest rate lock commitments	19,727	559	—	—
Forward commitments	4,909	128	—	—
Risk participation agreements	—	—	114,159	18
Total derivatives	$675,750	27,329	767,601	45,505
The following table presents income or expense recognized on derivatives for the periods indicated (in thousands):

	For the quarter ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Hedging derivatives:
Decrease in interest expense	$627	—	831	—

Non-hedging swap derivatives:
Increase/(decrease) in other income	$203	93	(127)	207
(Decrease)/increase in mortgage banking income	$(221)	809	(46)	1,131

The following table presents information regarding our derivative financial instruments designated as hedging for the quarter ended September 30, 2023 (in thousands):

	Notional amount	Effective rate	Estimated decrease to interest expense in the next twelve months	Maturity date	Remaining term (in months)
Interest rate products:
Issued May 11, 2023	$25,000	3.52%	$(540)	5/11/2027	43
Issued May 12, 2023	25,000	3.54%	(528)	5/12/2028	55
Issued May 19, 2023	25,000	3.84%	(454)	11/19/2027	50
Issued May 31, 2023	25,000	4.08%	(400)	11/30/2026	38
Issued July 26, 2023	25,000	4.24%	(348)	7/26/2028	58
Issued July 31, 2023	25,000	4.36%	(330)	1/31/2028	52
Issued August 9, 2023	25,000	4.32%	(333)	8/9/2027	46
Total	$175,000		$(2,933)

(11)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of September 30, 2023, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(12)    Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended September 30, 2023
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of June 30, 2023	$(163,272)	1,737	(7,716)	(169,251)

Other comprehensive (loss)/income before reclassification adjustments (1) (2)	(29,715)	1,825	—	(27,890)
Amounts reclassified from accumulated other comprehensive income (3)	—	—	(382)	(382)

Net other comprehensive (loss)/income	(29,715)	1,825	(382)	(28,272)

Balance as of September 30, 2023	$(192,987)	3,562	(8,098)	(197,523)

	For the quarter ended September 30, 2022
	Unrealized losses on securities available-for-sale	Change in defined benefit pension plans	Total
Balance as of June 30, 2022	$(117,056)	(25,574)	(142,630)

Other comprehensive loss before reclassification adjustments (4)	(48,387)	—	(48,387)
Amounts reclassified from accumulated other comprehensive income (5)	—	(131)	(131)

Net other comprehensive loss	(48,387)	(131)	(48,518)

Balance as of September 30, 2022	$(165,443)	(25,705)	(191,148)
(1)Consists of unrealized holding losses, net of tax of $9,140.
(2)Change in fair value of interest rate swaps, net of tax ($533).
(3)Consists of realized gains, net of tax of $152.
(4)Consists of unrealized holding losses, net of tax $14,705.
(5)Consists of realized gains, net of tax of $50.

	For the nine months ended September 30, 2023
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2022	$(164,206)	—	(6,952)	(171,158)

Other comprehensive (loss)/income before reclassification adjustments (1) (3)	(34,417)	3,562	—	(30,855)
Amounts reclassified from accumulated other comprehensive income (2) (4)	5,636	—	(1,146)	4,490

Net other comprehensive income/(loss)	(28,781)	3,562	(1,146)	(26,365)

Balance as of September 30, 2023	$(192,987)	3,562	(8,098)	(197,523)

	For the nine months ended September 30, 2022
	Unrealized losses on securities available-for-sale	Change in defined benefit pension plans	Total
Balance as of December 31, 2021	$(12,317)	(25,312)	(37,629)

Other comprehensive loss before reclassification adjustments (5)	(153,124)	—	(153,124)
Amounts reclassified from accumulated other comprehensive income (6) (7)	(2)	(393)	(395)

Net other comprehensive loss	(153,126)	(393)	(153,519)

Balance as of September 30, 2022	$(165,443)	(25,705)	(191,148)
(1)Consists of unrealized holding losses, net of tax of $9,603.
(2)Consists of realized losses, net of tax of ($1,731).
(3)Change in fair value of interest rate swaps, net of tax ($1,041).
(4)Consists of realized gains, net of tax of $456.
(5)Consists of unrealized holding losses, net of tax $45,555.
(6)Consists of realized losses, net of tax $0.
(7)Consists of realized gains, net of tax of $151.

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
•    changes in the value of our goodwill or other intangible assets;
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

Overview of Critical Accounting Policies Involving Estimates

Please refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2022 Annual Report on Form 10-K.

Comparison of Financial Condition

Total assets at September 30, 2023 were $14.362 billion, an increase of $248.9 million, or 1.8%, from $14.113 billion at December 31, 2022. This increase in assets was primarily driven by an increase in loans receivable, partially offset by a decrease in marketable securities. A discussion of significant changes follows.

Total marketable securities decreased by $259.2 million, or 12.3%, to $1.840 billion at September 30, 2023 from $2.099 billion at December 31, 2022. Available-for-sale securities decreased $208.0 million, and held-to-maturity securities decreased $51.1 million. These decreases were driven by the maturity and regular monthly cash flows, in addition to the sale of approximately $110.0 million of available-for-sale securities during the year in order to reallocate these funds into higher interest-earning products.

Gross loans receivable increased by $389.8 million, or 3.6%, to $11.310 billion at September 30, 2023, from $10.920 billion at December 31, 2022. This increase was attributable to organic loan growth. Our commercial loan portfolio increased by $368.6 million, or 32.6%, to $1.501 billion at September 30, 2023, from $1.132 billion at December 31, 2022, primarily as a result of the new lending verticals that we recently implemented. Our commercial real estate loan portfolio increased by $99.5 million, or 3.5%, to $2.923 billion at September 30, 2023, from $2.824 billion at December 31, 2022. These increases in our total business banking loans were slightly offset by a decrease in our personal banking loans of $78.3 million, or 1.1%, to $6.887 billion at September 30, 2023 compared to $6.965 billion at December 31, 2022. This included a $38.9 million, or 3.0%, decrease in our home equity portfolio and a $25.8 million, or 0.7%, decrease in our mortgage portfolio as demand for these products has been impacted by the higher market interest rates.

Total deposits increased by $325.3 million, or 2.8%, to $11.790 billion at September 30, 2023 from $11.465 billion at December 31, 2022. This increase was driven by a $1.206 billion, or 114.6%, increase in time deposits due to customer preferences for this fixed maturity product. Partially offsetting this increase were decreases in savings and money market deposits totaling $573.4 million, or 12.1%, due to customers choosing higher yielding product alternatives. In addition, demand deposit accounts decreased by $307.3 million, or 5.4%, as we believe customers used funds during this period of higher inflationary costs.

Total shareholders’ equity at September 30, 2023 was $1.498 billion, or $11.79 per share, an increase of $6.9 million, or 0.5%, from $1.491 billion, or $11.74 per share, at December 31, 2022. This increase was the result of year-to-date earnings of $105.9 million, partially offset by $76.2 million of cash dividend payments for the nine months ended September 30, 2023 as well as a change in accumulated other comprehensive loss of $26.4 million, or 15.4%, primarily due to an increase in unrealized loss on our available-for-sale investment portfolio as a result of higher market interest rates.

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

Quantitative measures, established by regulation to ensure capital adequacy, require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of Total, CET1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Capital requirements are presented in the tables below (dollars in thousands).

	At September 30, 2023
	Actual		Minimum capital requirements (1)		Well capitalized requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,789,604	16.114%	$1,166,094	10.500%	$1,110,566	10.000%
Northwest Bank	1,514,889	13.652%	1,165,115	10.500%	1,109,634	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,548,121	13.940%	943,981	8.500%	888,453	8.000%
Northwest Bank	1,387,508	12.504%	943,189	8.500%	887,707	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,422,601	12.810%	777,396	7.000%	721,868	6.500%
Northwest Bank	1,387,508	12.504%	776,744	7.000%	721,262	6.500%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,548,121	10.773%	574,801	4.000%	718,501	5.000%
Northwest Bank	1,387,508	9.656%	574,776	4.000%	718,471	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

	At December 31, 2022
	Actual		Minimum capital requirements (1)		Well capitalized requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,745,701	16.363%	$1,120,216	10.500%	$1,066,872	10.000%
Northwest Bank	1,568,202	14.712%	1,119,214	10.500%	1,065,918	10.000%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,516,621	14.216%	906,841	8.500%	853,498	8.000%
Northwest Bank	1,452,962	13.631%	906,030	8.500%	852,734	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,391,296	13.041%	746,810	7.000%	693,467	6.500%
Northwest Bank	1,452,962	13.631%	746,143	7.000%	692,847	6.500%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,516,621	10.817%	560,816	4.000%	701,020	5.000%
Northwest Bank	1,452,962	10.365%	560,706	4.000%	700,882	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest frequently monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest Bank’s liquidity ratio at September 30, 2023 was 9.66%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At September 30, 2023, Northwest had $3.119 billion of additional borrowing capacity available with the FHLB, including $250.0 million on an overnight line of credit, which had a drawn balance of $119.0 million at September 30, 2023, as well as $302.4 million of borrowing capacity available with the Federal Reserve Bank and $105.0 million with two correspondent banks.

Dividends

We paid $25.4 million in cash dividends during the quarters ended September 30, 2023 and 2022. The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) for September 30, 2023 and 2022 was 64.5% and 69.0% on dividends of $0.20 per share. On October 18, 2023, the Board of Directors declared a cash dividend of $0.20 per share payable on November 14, 2023 to shareholders of record as of November 2, 2023. This represents the 116th consecutive quarter we have paid a cash dividend.

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

	September 30, 2023	December 31, 2022
	(in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$7,695	5,574
Home equity loans	2,206	2,257
Vehicle loans	2,274	2,471
Other consumer loans	746	608
Commercial real estate loans	8,042	7,589
Commercial real estate - owner occupied	374	278
Commercial loans	2,472	1,829
Total loans 90 days or more past due	$23,809	20,606
Total real estate owned (REO)	$363	413
Total loans 90 days or more past due and REO	24,172	21,019
Total loans 90 days or more past due to net loans receivable	0.21%	0.19%
Total loans 90 days or more past due and REO to total assets	0.17%	0.15%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	23,082	19,861
Nonaccrual loans - loans less than 90 days past due	53,572	61,375
Loans 90 days or more past due still accruing	728	744
Total nonperforming loans	77,382	81,980
Total nonperforming assets	$77,745	82,393
Total nonaccrual loans to total loans	0.68%	0.74%

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness. As part of the analysis as of September 30, 2023, we considered the most recent economic conditions and forecasts available which incorporated the impact of material recent economic events. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL increased by $6.8 million, or 5.8%, to $124.8 million, or 1.10% of total loans at September 30, 2023 from $118.0 million, or 1.08% of total loans, at December 31, 2022. This increase was primarily the result of growth within our commercial loan portfolio during the year, as well as forecasted economic deterioration in our allowance for credit loss models.

Total classified loans decreased $27.6 million, or 11.7%, to $208.6 million at September 30, 2023 from $236.2 million at December 31, 2022. This decrease was primarily driven by upgrades and payoffs of loans in our commercial real estate portfolio during the current year.

We also consider how the levels of nonaccrual loans and historical charge-offs have influenced the required amount of allowance for credit losses. Nonaccrual loans of $76.7 million, or 0.68% of total loans receivable at September 30, 2023, decreased by $4.6 million, or 5.6%, from $81.2 million, or 0.74% of total loans receivable at December 31, 2022. This decrease primarily related to classification upgrades of loans within our commercial real estate portfolio. As a percentage of average loans, annualized net charge-offs increased to 0.13% for the quarter ended September 30, 2023 compared to 0.02% for the year ended December 31, 2022 due to several large recoveries during 2022.

Comparison of Operating Results for the Quarters Ended September 30, 2023 and 2022

Net income for the quarter ended September 30, 2023 was $39.2 million, or $0.31 per diluted share, an increase of $1.9 million, or 5.1%, from net income of $37.3 million, or $0.29 per diluted share, for the quarter ended September 30, 2022. The increase in net income resulted primarily from a decrease in provision for credit losses and an increase in noninterest income. The provision for credit losses decreased $10.3 million, or 91.1%, and noninterest income increased $4.1 million, or 15.2%. These changes were partially offset by an increase in noninterest expense of $8.6 million, or 10.9% and a decrease in net interest income of $4.4 million, or 3.9%. Net income for the quarter ended September 30, 2023 represents annualized returns on average equity and average assets of 10.27% and 1.08%, respectively, compared to 9.84% and 1.05% for the same quarter last year. A further discussion of notable changes follows.

Interest Income

Total interest income increased by $33.0 million, or 27.8%, to $151.6 million for the quarter ended September 30, 2023 from $118.6 million for the quarter ended September 30, 2022. This increase is attributable to increases in both the average yield and average balance of interest-earning assets. The average yield earned on interest-earning assets increased to 4.49% for the quarter ended September 30, 2023 from 3.58% for the quarter ended September 30, 2022 due to the continued rising interest rate environment. The average balance of interest-earning assets increased $249.0 million, or 1.9%, to $13.405 billion for the quarter ended September 30, 2023 from $13.156 billion for the quarter ended September 30, 2022, primarily driven by a $710.4 million increase in the average balance of loans receivable, offset partially by a $238.7 million decrease in the average balance of mortgage-backed securities and a $193.8 million decrease in the average balance of other interest-earning deposits. These changes are described further below.

Interest income on loans receivable increased by $33.7 million, or 31.5%, to $140.7 million for the quarter ended September 30, 2023 compared to $106.9 million for the quarter ended September 30, 2022. This increase in interest income was the result of increases in both the average yield and the average balance on loans receivable. The average yield on loans receivable increased to 4.99% for the quarter ended September 30, 2023 from 4.05% for the quarter ended September 30, 2022, due to the increase in market interest rates as well as a change in mix to higher yielding loan products. The average balance of loans receivable increased $710.4 million, or 6.8%, to $11.191 billion for the quarter ended September 30, 2023 from $10.481 billion for the quarter ended September 30, 2022, due to organic loan growth in our commercial, residential mortgage, consumer, and commercial real estate portfolios. Additionally contributing to loan growth were purchases of loan pools during 2022, including $182.8 million in small business equipment finance loans and $188.3 million of one- to four-family jumbo mortgage loans.

Interest income on mortgage-backed securities decreased by $611,000, or 7.0%, to $8.1 million for the quarter ended September 30, 2023 compared to $8.7 million for the quarter ended September 30, 2022. This decrease was driven by a $238.7 million, or 11.8%, decrease in the average balance of mortgage-backed securities to $1.781 billion for the quarter ended September 30, 2023 from $2.020 billion for the quarter ended September 30, 2022 due to the sale of lower yielding available-for-sale securities during the current year along with scheduled payments and maturities. Slightly offsetting this decrease was an increase in the average yield on mortgage-backed securities to 1.81% for the quarter ended September 30, 2023 from 1.72% for the quarter ended September 30, 2022 due to the purchase of higher yielding mortgage-backed securities in the prior year.

Interest income on investment securities decreased by $270,000, or 17.5%, to $1.3 million for the quarter ended September 30, 2023 from $1.5 million for the quarter ended September 30, 2022. This decrease was attributable to decreases in both the average yield and the average balance of investment securities. The average yield decreased to 1.52% for the quarter ended September 30, 2023 from 1.59% for the quarter ended September 30, 2022, and the average balance of investment securities decreased by $52.6 million, or 13.5%, to $336.1 million for the quarter ended September 30, 2023 from $388.8 million for the quarter ended September 30, 2022 as cash flows have been redirected to the higher yield loan portfolio.

Dividends on FHLB stock increased by $520,000, or 351.4%, to $668,000 for the quarter ended September 30, 2023 from $148,000 for the quarter ended September 30, 2022. This increase was due to increases in both the average balance and the average yield on FHLB stock. The average balance of FHLB stock increased by $23.7 million, or 168.9%, to $37.7 million for the quarter ended September 30, 2023 from $14.0 million for the quarter ended September 30, 2022. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB. In addition, the average yield increased to 7.03% for the quarter ended September 30, 2023 from 4.19% for the quarter ended September 30, 2022 due to increases in market interest rates.

Interest income on interest-earning deposits decreased by $381,000, or 29.4%, to $914,000 for the quarter ended September 30, 2023 from $1.3 million for the quarter ended September 30, 2022, driven by a decrease in the average balance of interest-earning deposits of $193.8 million, or 76.5%, to $59.4 million for the quarter ended September 30, 2023 from $253.2 million for the quarter ended September 30, 2022 as the Bank redeployed these funds into higher yielding loans and investments. Offsetting this decrease in average balance was an increase in the average yield on interest-earning deposits to 6.11% for the quarter ended September 30, 2023 from 2.00% for the quarter ended September 30, 2022, due to the aggressive campaign by the Federal Reserve Board over the last year to raise targeted short-term interest rates to combat inflation.

Interest Expense

Interest expense increased by $37.4 million, or 636.8%, to $43.2 million for the quarter ended September 30, 2023 from $5.9 million for the quarter ended September 30, 2022 due to increases in both the average balance and average cost of interest-bearing liabilities. The average balance of interest-bearing liabilities increased $603.5 million, or 6.53%, to $9.850 billion for the quarter ended September 30, 2023 from $9.246 billion for the quarter ended September 30, 2022 while the average balance of noninterest-bearing demand deposits decreased by $336.4 million, or 10.9%, to $2.757 billion at September 30, 2023 from $3.093 billion at September 30, 2022. We believe customers utilized funds in their demand deposit accounts for both higher yielding products as well as higher inflationary cost of goods. The increase in average balance of interest-bearing liabilities was driven by an increase in average borrowed funds of $516.4 million, or 406.4%, which were used to fund loan growth. Additionally, the average balance of interest-bearing deposits increased by $86.4 million, or 1.0%, specifically driven by an increase in time deposits due to customer preferences for this fixed maturity product type. The average cost of interest-bearing liabilities increased to 1.74% for the quarter ended September 30, 2023 from 0.25% for the quarter ended September 30, 2022, primarily attributable to increases in the interest rates paid on deposit accounts and borrowed funds in response to increases in market interest rates, as well as a change in mix to higher cost products.

Net Interest Income

Net interest income decreased by $4.4 million, or 3.9%, to $108.4 million for the quarter ended September 30, 2023 from $112.7 million for the quarter ended September 30, 2022. This decrease is attributable to the factors discussed above. Our interest rate spread decreased to 2.75% for the quarter ended September 30, 2023 from 3.33% for the quarter ended September 30, 2022 and our net interest margin decreased to 3.21% for the quarter ended September 30, 2023 from 3.40% for the quarter ended September 30, 2022 due to the increase in our cost of interest bearing liabilities.

Provision for Credit Losses

The provision for credit losses decreased by $10.3 million, or 91.1%, to $1.0 million for the quarter ended September 30, 2023 compared to $11.3 million for the quarter ended September 30, 2022. The current period provision for credit losses includes $4.0 million for credit losses - loans and a provision release of $3.0 million for credit losses - unfunded commitments. The prior period provision for credit losses included $7.7 million for credit losses - loans and $3.6 million for credit losses - unfunded commitments. The $3.7 million decrease in the provision for credit losses - loans can be attributed to changes in the economic forecasts reflected in our allowance for credit loss models, as well continued decreases in classified loans. While economic forecasts have continued to deteriorate in the current year, our current allowance reflects such that deterioration was slower during the current period as compared to the same period last year. Classified assets decreased by $29.1 million, or 12.2%, to $208.6 million, or 1.84% of total loans, at September 30, 2023 from $237.7 million, or 2.21% of total loans, at September 30, 2022. The $6.6 million decrease in our provision for credit losses - unfunded commitments was related to the timing of the origination of loans with current off-balance sheet exposure.

In determining the amount of the current period provision, we considered current and forecasted economic conditions, including but not limited to improvements in unemployment levels, expected economic growth, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled “Allowance for Credit Losses.” The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at September 30, 2023.

Noninterest Income

Noninterest income increased by $4.1 million, or 15.2%, to $30.9 million for the quarter ended September 30, 2023 from $26.8 million for the quarter ended September 30, 2022. This increase was driven by a $3.1 million, or 209.2%, increase in income from bank-owned life insurance to $4.6 million for the quarter ended September 30, 2023 from $1.5 million for the quarter ended September 30, 2022 due to death benefits received in the current period. In addition, service charges and fees increased $947,000, or 6.6%, to $15.3 million for the quarter ended September 30, 2023 from $14.3 million for the quarter ended September 30, 2022 driven by deposit related fees based on customer activity in the current quarter.

Noninterest Expense

Noninterest expense increased by $8.6 million, or 10.9%, to $87.6 million for the quarter ended September 30, 2023 from $79.0 million for the quarter ended September 30, 2022. This increase was primarily attributable to increases in compensation and employee benefits, other expenses, processing expenses, and FDIC insurance premiums. Compensation and employee benefits expense increased $4.5 million, or 9.7%, to $51.2 million for the quarter ended September 30, 2023, from $46.7 million for the quarter ended September 30, 2022 primarily as a result of additional talent and expertise to propel the organization to higher performance levels, in particular commercial and small business lending as well as risk management and back office support and infrastructure. Other expenses increased $1.7 million to $2.0 million for the quarter ended September 30, 2023, from $321,000 for the quarter ended September 30, 2022 due to an increase in employee relocation and other expenses. Processing expenses increased $1.3 million, or 9.4%, to $14.7 million for the quarter ended September 30, 2023, from $13.4 million for the quarter ended September 30, 2022 due to the implementation of additional third-party software programs. Lastly, FDIC insurance premiums increased $1.1 million, or 95.1%, to $2.3 million for the quarter ended September 30, 2023 from $1.2 million for the quarter ended September 30, 2022 due to an increase in the deposit insurance assessment rate beginning in the first quarter of 2023.

Income Taxes

The provision for income taxes decreased by $522,000, or 4.4%, to $11.5 million for the quarter ended September 30, 2023 from $12.0 million for the quarter ended September 30, 2022. This decrease in income taxes was due primarily to a decrease in our effective tax rate in the current year related to bank-owned life insurance tax benefits. We anticipate our effective tax rate to be between 22.5% and 24.5% for the year ending December 31, 2023.

Comparison of Operating Results for the Nine Months Ended September 30, 2023 and 2022

Net income for the nine months ended September 30, 2023 was $105.9 million, or $0.83 per diluted share, an increase of $6.9 million, or 7.0%, from $99.0 million, or $0.78 per diluted share, for the nine months ended September 30, 2022. The increase in net income resulted from an increase in net interest income of $25.7 million, or 8.5%, a decrease in provision for credit losses of $2.5 million, or 14.3%, and an increase in noninterest income of $1.7 million, or 2.0%. These changes were partially offset by an increase of $20.1 million, or 8.4%, in noninterest expense and an increase in income tax expense of $2.8 million, or 9.6%. Net income for the nine months ended September 30, 2023 represents annualized returns on average equity and average assets of 9.37% and 0.99%, respectively, compared to 8.61% and 0.93% for the nine months ended September 30, 2022. A further discussion of notable changes follows.

Interest Income

    Total interest income increased by $109.6 million, or 34.1%, to $430.5 million for the nine months ended September 30, 2023 from $320.9 million for the nine months ended September 30, 2022. This increase is the result of increases in both the average yield and average balance of interest-earning assets. The average yield on interest-earning assets increased to 4.31% for the nine months ended September 30, 2023 from 3.23% for the nine months ended September 30, 2022. This increase in average yield is attributed to the increased interest rate environment. The average balance of interest-earning assets increased $67.7 million, or 0.5%, to $13.369 billion for the nine months ended September 30, 2023 from $13.301 billion for the nine months ended September 30, 2022 driven by an increase in the average balance of loans receivable, offset by a decrease in the average balance of other interest-earning deposits, described further below.

Interest income on loans receivable increased by $106.4 million, or 36.6%, to $397.1 million for the nine months ended September 30, 2023 from $290.7 million for the nine months ended September 30, 2022. This increase is attributed to increases in both the average yield and the average balance of loans receivable. The average yield on loans receivable increased to 4.81% for the nine months ended September 30, 2023 from 3.82% for the nine months ended September 30, 2022 due to the increase in market interest rates. The average balance of loans receivable increased $867.5 million, or 8.5%, to $11.049 billion for the nine months ended September 30, 2023 from $10.182 billion for the nine months ended September 30, 2022 due to organic loan growth in our commercial, residential mortgage, and consumer portfolios. Additionally contributing to loan growth were purchases of loan pools during 2022 of small business equipment finance loans and one- to four-family jumbo mortgage loans.

    Interest income on mortgage-backed securities increased by $2.7 million, or 12.3%, to $24.9 million for the nine months ended September 30, 2023 from $22.2 million for the nine months ended September 30, 2022. This increase is attributed to an increase in the average yield on mortgage-backed securities to 1.80% for the nine months ended September 30, 2023 from 1.50% for the nine months ended September 30, 2022 due to the purchase of higher yielding mortgage-backed securities in the prior year. Partially offsetting this increase was a decrease in the average balance of mortgage-backed securities of $123.1 million, or 6.2%, to $1.850 billion for the nine months ended September 30, 2023 from $1.973 billion for the nine months ended September 30, 2022 due to the sale of available-for-sale securities during the year coupled with regularly scheduled payments and maturities.

Interest income on investment securities remained relatively flat, increasing by $34,000, or 0.8%, to $4.3 million for the nine months ended September 30, 2023. This increase is attributable to an increase in the average yield on investment securities. The average yield on investment securities increased to 1.58% for the nine months ended September 30, 2023 from 1.51% for the nine months ended September 30, 2022. Slightly offsetting this increase in average yield was a decrease in the average balance of investment securities by $14.9 million, or 3.9%, to $365.0 million for the nine months ended September 30, 2023 from $379.9 million for the nine months ended September 30, 2022.

Dividends on FHLB stock increased by $1.9 million, or 608.0%, to $2.2 million for the nine months ended September 30, 2023 from $311,000 for the nine months ended September 30, 2022. This increase was due to increases in both the average balance and the average yield of FHLB stock. The average balance of FHLB stock increased $27.2 million, or 197.2%, to $40.9 million for the nine months ended September 30, 2023 from $13.8 million for the nine months ended September 30, 2022. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB. Additionally, the average yield increased to 7.19% for the nine months ended September 30, 2023 from 3.02% for the nine months ended September 30, 2022, due to increases in market interest rates.

Interest income on interest-earning deposits decreased by $1.5 million, or 44.0%, to $1.9 million for the nine months ended September 30, 2023 from $3.4 million for the nine months ended September 30, 2022. This decrease is attributable to a decrease in the average balance of interest-earning deposits by $688.9 million, or 91.4%, to $64.6 million for the nine months ended September 30, 2023 from $753.5 million for the nine months ended September 30, 2022 as the Bank redeployed these funds into higher yielding loans and investments. Partially offsetting this decrease in average balance was an increase in the average yield on interest-earning deposits to 4.00% for the nine months ended September 30, 2023 from 0.60% for the nine months ended September 30, 2022, due to the campaign by the Federal Reserve Board over the last year to raise targeted short-term interest rates to combat inflation.

Interest Expense

Interest expense increased by $83.8 million, or 484.4%, to $101.2 million for the nine months ended September 30, 2023 from $17.3 million for the nine months ended September 30, 2022. This increase in interest expense was due to increases in the average cost of interest-bearing liabilities and the average balance of interest-bearing liabilities as well as the change in liability mix. The average cost of interest-bearing liabilities increased to 1.40% for the nine months ended September 30, 2023 from 0.25% for the nine months ended September 30, 2022 resulting primarily from the rising interest rate environment. The average balance of interest-bearing liabilities increased by $252.0 million, or 2.7%, to $9.677 billion for the nine months ended September 30, 2023 from $9.425 billion for the nine months ended September 30, 2022 driven by an increase in average borrowed funds by $608.6 million, or 463.3%. Wholesale borrowings were utilized to fund loan growth as well as replace the decrease in the average balance of interest-bearing deposits which declined by $351.9 million, or 3.9%. In addition, noninterest-bearing demand deposits decreased by $259.5 million, or 8.4%, as we believe customers used funds during a period of higher inflationary costs and searched for higher yield alternatives.

Net Interest Income

Net interest income increased by $25.7 million, or 8.5%, to $329.4 million for the nine months ended September 30, 2023 from $303.6 million for the nine months ended September 30, 2022. This increase is attributable to the factors discussed above. Our interest rate spread decreased to 2.91% for the nine months ended September 30, 2023 from 2.98% for the nine months ended September 30, 2022 and our net interest margin increased to 3.29% for the nine months ended September 30, 2023 from 3.05% for the nine months ended September 30, 2022 due to the change in market rates as well as the change in our interest-earning asset and funding mix.

Provision for Credit Losses

    The provision for credit losses decreased by $2.5 million, or 14.3%, to $14.9 million for the nine months ended September 30, 2023 from $17.4 million for the nine months ended September 30, 2022. The current period provision for credit losses includes $14.9 million for credit losses - loans and $65,000 for credit losses - unfunded commitments. The prior period provision for credit losses includes $8.8 million for credit losses - loans and $8.6 million for credit losses - unfunded commitments. The $6.0 million increase in the provision for credit losses - loans was driven by continued growth within our loan portfolio, as well as forecasted economic deterioration reflected in our allowance for credit loss models. This was partially offset by an $8.5 million decrease in our provision for credit losses - unfunded commitments compared to the same period last year based on the timing of the origination of loans with current off-balance sheet exposure.

Annualized net charge-offs to average loans increased to 0.10% for the nine months ended September 30, 2023 from 0.02% for the nine months ended September 30, 2022 due to several large recoveries during 2022. Additionally, classified assets declined by $29.1 million, or 12.2%, to $208.6 million, or 1.84% of loans outstanding at September 30, 2023 from $237.7 million, or 2.21% of loans outstanding at September 30, 2022 resulting primarily from upgrades and payoffs within our commercial real estate portfolio.

In determining the amount of the current period provision, we considered current economic conditions, including but not limited to unemployment levels, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience.  We analyze the allowance for credit losses as described in the section entitled "Allowance for Credit Losses."  The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at September 30, 2023.

Noninterest Income

Noninterest income increased by $1.7 million, or 2.0%, to $84.7 million for the nine months ended September 30, 2023 from $83.0 million for the nine months ended September 30, 2022. This increase was primarily due to increases in service charges and fees, income from bank-owned life insurance, and a gain on the sale of Small Business Administration (SBA) loans. Service charges and fees increased by $2.2 million, or 5.4%, to $43.3 million for the nine months ended September 30, 2023 from $41.1 million for the nine months ended September 30, 2022 driven primarily by commercial loan fees and an increase in deposit related fees based on customer activity in the current year. In addition, income from bank-owned life insurance increased $1.7 million, or 30.5%, to $7.1 million for the nine months ended September 30, 2023 from $5.5 million for the nine months ended September 30, 2022 due to death benefits recognized in the current period. We also recognized a $1.4 million gain on the sale of SBA loans during the nine months ended September 30, 2023 due to this newly launched lending vertical. Partially offsetting these increases to income was a decrease in mortgage banking income of $2.2 million, or 50.2%, to $2.2 million for the nine months ended September 30, 2023 from $4.4 million for the nine months ended September 30, 2022 due to the volatile interest rate environment causing less favorable pricing in the secondary market, as well as a decrease in mortgage volumes primarily due to higher market interest rates.

In addition, during the nine months ended September 30, 2023, we recognized an $8.3 million gain on the sale of the servicing rights for a $1.3 billion one- to four- family mortgage portfolio. We tried to maximize our profit in the current interest rate environment as we pivot towards a commercial bank, and it also enabled us to accelerate the cash flow from our investment portfolio by selling approximately $110.0 million of investment securities yielding 2.0% for an equivalent $8.3 million loss and reinvesting these proceeds into commercial loans yielding over 7.0%.

Noninterest Expense

Noninterest expense increased by $20.1 million, or 8.4%, to $260.9 million for the nine months ended September 30, 2023, from $240.7 million for the nine months ended September 30, 2022. This increase was due to increases in almost all expense categories due to both inflationary costs as well as the continued build out of talent and infrastructure necessary to propel the organization to a higher level of performance. In particular, processing expenses increased by $4.8 million, or 12.2%, to $43.7 million for the nine months ended September 30, 2023, from $38.9 million for the nine months ended September 30, 2022 due to the implementation of third party software programs. Compensation and employee benefits increased by $3.8 million, or 2.7%, to $145.5 million for the nine months ended September 30, 2023 from $141.7 million for the nine months ended September 30, 2022 driven by increases in commercial lending, small business lending, risk management and internal audit salaries and benefits over the past twelve months. FDIC insurance premiums increased $3.2 million, or 91.6%, to $6.6 million for the nine months ended September 30, 2023, from $3.5 million for the nine months ended September 30, 2022 due to an increase in the deposit insurance assessment rate beginning in the first quarter of 2023. Merger, asset disposition and restructuring expense increased $3.0 million, or 219.9%, to $4.4 million for the nine months ended September 30, 2023, from $1.4 million for the nine months ended September 30, 2022 due to the severance and fixed asset charges related to the branch optimization and personnel reductions previously announced. Other expenses increased by $2.4 million, or 83.3%, to $5.4 million for the nine months ended September 30, 2023, from $2.9 million for the nine months ended September 30, 2022 due to an increase in employee relocation and other expenses. Additionally, professional service expense increased by $2.3 million, or 24.8%, to $11.6 million for the nine months ended September 30, 2023, from $9.3 million for the nine months ended September 30, 2022 due to the use of third-party consulting and staffing support. Lastly, marketing expenses increased by $1.8 million, or 28.6%, to $8.1 million for the nine months ended September 30, 2023, from $6.3 million for the nine months ended September 30, 2022 due primarily to deposit marketing campaigns.

Income Taxes

The provision for income taxes increased by $2.8 million, or 9.6%, to $32.3 million for the nine months ended September 30, 2023 from $29.5 million for the nine months ended September 30, 2022. This increase was primarily due to the increase in income before tax of $9.8 million, or 7.6%. We anticipate our effective tax rate to be between 22.5% and 24.5% for the year ending December 31, 2023.

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

	Quarter ended September 30,
	2023			2022
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,476,446	32,596	3.75%	$3,331,173	29,414	3.53%
Home equity loans	1,264,134	17,435	5.47%	1,274,918	13,658	4.25%
Consumer loans	2,092,023	23,521	4.46%	1,981,754	17,256	3.45%
Commercial real estate loans	2,911,145	41,611	5.67%	2,842,597	34,158	4.70%
Commercial loans	1,447,211	26,239	7.19%	1,050,124	12,978	4.84%
Loans receivable (a) (b) (d) (includes FTE adjustments of $735 and $521, respectively)	11,190,959	141,402	5.01%	10,480,566	107,464	4.07%
Mortgage-backed securities (c)	1,781,010	8,072	1.81%	2,019,715	8,683	1.72%
Investment securities (c) (d) (includes FTE adjustments of $154 and $215, respectively)	336,125	1,431	1.70%	388,755	1,762	1.81%
FHLB stock, at cost	37,722	668	7.03%	14,028	148	4.19%
Other interest-earning deposits	59,433	915	6.11%	253,192	1,295	2.00%
Total interest-earning assets (includes FTE adjustments of $889 and $736, respectively)	13,405,249	152,488	4.51%	13,156,256	119,352	3.60%
Noninterest-earning assets (e)	974,074			896,663
Total assets	$14,379,323			$14,052,919

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits (g)	$2,116,759	2,695	0.51%	$2,350,248	594	0.10%
Interest-bearing demand deposits (g)	2,569,229	4,086	0.63%	2,794,338	360	0.05%
Money market deposit accounts (g)	2,112,228	6,772	1.27%	2,620,850	692	0.10%
Time deposits (g)	2,164,559	18,136	3.32%	1,110,906	1,511	0.54%
Borrowed funds (f)	643,518	7,937	4.89%	127,073	239	0.75%
Subordinated debentures	114,045	1,148	4.03%	113,695	1,149	4.04%
Junior subordinated debentures	129,466	2,456	7.42%	129,207	1,322	4.00%
Total interest-bearing liabilities	9,849,804	43,230	1.74%	9,246,317	5,867	0.25%
Noninterest-bearing demand deposits (g)	2,757,091			3,093,490
Noninterest-bearing liabilities	257,141			209,486
Total liabilities	12,864,036			12,549,293
Shareholders’ equity	1,515,287			1,503,626
Total liabilities and shareholders’ equity	$14,379,323			$14,052,919
Net interest income/Interest rate spread		109,258	2.77%		113,485	3.35%
Net interest-earning assets/Net interest margin	$3,555,445		3.23%	$3,909,939		3.42%
Ratio of interest-earning assets to interest- bearing liabilities	1.36X			1.42X
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
(g)Average cost of deposits were 1.07% and 0.11%, respectively, average cost of interest-bearing deposits were 1.40% and 0.14%, respectively .
(h)Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 4.99% and 4.05%, respectively; investment securities — 1.52% and 1.59%, respectively; interest-earning assets — 4.49% and 3.58%, respectively. GAAP basis net interest rate spreads were 2.75% and 3.33%, respectively; and GAAP basis net interest margins were 3.21% and 3.40%, respectively.

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

	For the quarter ended September 30, 2023 vs. 2022
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$24,962	8,976	33,938
Mortgage-backed securities	470	(1,081)	(611)
Investment securities	(107)	(224)	(331)
FHLB stock, at cost	104	416	520
Other interest-earning deposits	2,578	(2,958)	(380)
Total interest-earning assets	28,007	5,129	33,136

Interest-bearing liabilities:
Savings deposits	2,398	(297)	2,101
Interest-bearing demand deposits	4,084	(358)	3,726
Money market deposit accounts	7,711	(1,631)	6,080
Time deposits	7,797	8,828	16,625
Borrowed funds	1,328	6,370	7,698
Subordinated debt	(4)	3	(1)
Junior subordinated debentures	1,129	5	1,134
Total interest-bearing liabilities	24,443	12,920	37,363

Net change in net interest income	$3,564	(7,791)	(4,227)

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

	Nine months ended September 30,
	2023			2022
	Average balance	Interest	Avg. yield/ cost (i)	Average balance	Interest	Avg. yield/ cost (i)
Assets
Interest-earning assets:
Residential mortgage loans	$3,485,130	97,090	3.71%	$3,162,758	82,282	3.47%
Home equity loans	1,273,878	50,467	5.30%	1,282,045	37,443	3.90%
Consumer loans	2,119,717	66,977	4.22%	1,887,843	47,588	3.37%
Commercial real estate loans	2,857,555	117,074	5.48%	2,918,940	95,813	4.33%
Commercial loans	1,312,750	67,465	6.87%	929,942	28,981	4.11%
Loans receivable (a) (b) (d) (includes FTE adjustments of $1,937 and $1,416, respectively)	11,049,030	399,073	4.83%	10,181,528	292,107	3.84%
Mortgage-backed securities (c)	1,849,567	24,935	1.80%	1,972,694	22,201	1.50%
Investment securities (c) (d) (includes FTE adjustments of $579 and $627, respectively)	364,956	4,909	1.79%	379,850	4,923	1.73%
FHLB stock, at cost	40,945	2,202	7.19%	13,776	311	3.02%
Other interest-earning deposits	64,560	1,931	4.00%	753,482	3,447	0.60%
Total interest-earning assets (includes FTE adjustments of $2,516 and $2,043, respectively)	13,369,058	433,050	4.33%	13,301,330	322,989	3.25%
Noninterest-earning assets (e)	880,799			941,947
Total assets	$14,249,857			$14,243,277

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits (h)	$2,163,564	4,777	0.30%	$2,348,944	1,758	0.10%
Interest-bearing demand deposits (h)	2,550,433	6,684	0.35%	2,842,071	1,008	0.05%
Money market deposit accounts (h)	2,246,422	17,289	1.03%	2,647,301	2,067	0.10%
Time deposits (h)	1,733,428	35,993	2.78%	1,207,444	5,416	0.60%
Borrowed funds (f)	740,011	26,077	4.71%	131,368	563	0.57%
Subordinated debentures (g)	113,958	3,444	4.03%	118,919	3,603	4.04%
Junior subordinated debentures	129,401	6,889	7.02%	129,142	2,893	2.95%
Total interest-bearing liabilities	9,677,217	101,153	1.40%	9,425,189	17,308	0.25%
Noninterest-bearing demand deposits (h)	2,822,178			3,081,640
Noninterest-bearing liabilities	239,034			199,742
Total liabilities	12,738,429			12,706,571

Shareholders’ equity	1,511,428			1,536,706

Total liabilities and shareholders’ equity	$14,249,857			$14,243,277

Net interest income/Interest rate spread		331,897	2.93%		305,681	3.00%

Net interest-earning assets/Net interest margin	$3,691,841		3.32%	$3,876,141		3.07%

Ratio of interest-earning assets to interest-bearing liabilities	1.38X			1.41X
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
(h)Average cost of deposits were 0.75% and 0.11%, respectively and average cost of Interest-bearing deposits were 1.00% and0.15%, respectively.
(i)Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 4.81% and 3.82%, respectively; investment securities — 1.58% and 1.51%, respectively; interest-earning assets — 4.31% and 3.23%, respectively. GAAP basis net interest rate spreads were 2.91% and 2.98%, respectively; and GAAP basis net interest margins were 3.29% and 3.05%, respectively.

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

	For the nine months ended September 30, 2023 vs. 2022
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$75,633	31,333	106,966
Mortgage-backed securities	4,394	(1,660)	2,734
Investment securities	186	(200)	(14)
FHLB stock, at cost	426	1,465	1,891
Other interest-earning deposits	19,094	(20,610)	(1,516)
Total interest-earning assets	99,733	10,328	110,061

Interest-bearing liabilities:
Savings deposits	3,428	(409)	3,019
Interest-bearing demand deposits	6,440	(764)	5,676
Money market deposit accounts	18,307	(3,085)	15,222
Time deposits	19,655	10,922	30,577
Borrowed funds	4,066	21,448	25,514
Subordinated debt	(8)	(151)	(159)
Junior subordinated debentures	3,982	14	3,996
Total interest-bearing liabilities	55,870	27,975	83,845

Net change in net interest income	$43,863	(17,647)	26,216

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps, 200 bps or 300 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at September 30, 2023 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from September 30, 2023 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps	200 bps	300 bps
Projected percentage increase/(decrease) in net interest income	(0.1)%	(1.3)%	(3.8)%	(0.7%)	(5.7%)	(10.8%)
Projected percentage increase/(decrease) in net income	(0.2)%	(2.6)%	(7.5)%	(1.7%)	(12.2%)	(23.2%)
Projected increase/(decrease) in return on average equity	(0.1)%	(2.4)%	(7.1)%	(1.5%)	(11.6%)	(22.2%)
Projected increase/(decrease) in earnings per share	$(0.01)	$(0.04)	$(0.10)	$(0.03)	$(0.16)	$(0.30)
Projected percentage increase/(decrease) in market value of equity	(8.8%)	(19.0%)	(33.3%)	10.4%	18.2%	25.7%

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

a)    Not applicable.
b)    Not applicable.
c)    On December 13, 2012, the Board of Directors approved a program that authorizes the repurchase of approximately 5,000,000 shares of common stock. This program does not have an expiration date. During the quarter ended September 30, 2023, there were no shares of common stock repurchased and there are a maximum of 2,261,130 remaining shares that can be purchased under the current repurchase program.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION

During the three months ended September 30, 2023, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	November 3, 2023	By:	/s/ Louis J. Torchio
Louis J. Torchio
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	November 3, 2023	By:	/s/ Jeffrey J. Maddigan
Jeffrey J. Maddigan
Executive Vice President, Finance, Accounting and Corporate Treasurer
(Principal Accounting Officer)