Form 10-K
period 2023-12-31
Northwest Bancshares, Inc.
filed 2024-02-23
CIK 1471265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal Year Ended December 31, 2023
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
     If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  Yes ☐  No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  Yes ☐  No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of February 20, 2024, there were 127,112,705 shares outstanding of the Registrant’s Common Stock.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2023, as reported by the Nasdaq Global Select Market, was approximately $1.347 billion.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2024 Annual Meeting of Stockholders of the Registrant (Part III).

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
•general economic conditions, either nationally or in our market areas, that are different than expected, including inflationary or recessionary pressures;
•adverse changes in the securities and credit markets;
•cyber-security concerns, including an interruption or breach in the security of our website or other information systems;
•technological changes that may be more difficult or expensive than expected;
•changes in liquidity, including the size and composition of our deposit portfolio, and the percentage of uninsured deposits in the portfolio;
•the ability of third-party providers to perform their obligations to us;
•competition among depository and other financial institutions, including with respect to deposit gathering, service charges and fees;
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
•changes in the value of our goodwill or other intangible assets;
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
•the effect of global or national war, conflict, or terrorism;
•our ability to manage market risk, credit risk and operational risk;
•the disruption to local, regional, national and global economic activity caused by infectious disease outbreaks, and the significant impact that any such outbreaks may have on our growth, operations and earnings;
•the effects of natural disasters and extreme weather events;
•changes in our ability to continue to pay dividends, either at current rates or at all;
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

The conversion was completed in 2009 when the Company sold 68,878,267 shares of common stock at $10.00 per share in the related offering. Concurrent with the completion of the offering, shares of Northwest Bancorp, Inc. common stock owned by public stockholders were exchanged for shares of Northwest Bancshares, Inc.’s common stock. We also issued 1,277,565 shares of common stock and contributed $1.0 million in cash from the offering proceeds to Northwest Charitable Foundation, a charitable foundation that we established for the benefit of the communities in which Northwest Bank operates. As of December 31, 2023, the Company had 127,110,453 shares outstanding and a market capitalization of approximately $1.586 billion.

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

As of December 31, 2023, Northwest Bank operated 142 community-banking locations throughout its market area in Pennsylvania, western New York, eastern Ohio, and Indiana. Our principal lending activities are the origination of loans secured by first mortgages on owner-occupied, one-to-four-family residences, shorter term consumer loans, and commercial business and commercial real estate loans.

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

Market Area and Competition

Northwest Bank is headquartered in northwestern Pennsylvania and has expanded primarily through acquisitions, into the southwestern and central regions of Pennsylvania, as well as western New York, northeastern Ohio, and Indiana. As of December 31, 2023, we operated 142 community banking locations across these market areas. All of the aforementioned market areas are served by a number of competing financial institutions. As a result, we encounter strong competition both in attracting deposits and in originating loans. Our most direct competition for deposits comes from other banks, brokerage houses and credit unions in our market areas. We expect continued competition from these financial institutions in the foreseeable future. With the continued acceptance of internet banking by our customers and consumers generally, competition for deposits has increased from institutions operating outside of our market area.

    The following description of our market area is based upon information obtained from SNL Securities, the Bureau of Labor Statistics, the Federal Housing Financial Agency and the Mortgage Bankers Association.

Pennsylvania Market Area. Our retail branch network of 83 community banking offices within the Commonwealth of Pennsylvania encompasses 23 counties. Our western Pennsylvania market has a diverse economy driven by healthcare and education industries, service businesses, technology companies and small manufacturing operations. Our southeastern Pennsylvania market is primarily driven by service businesses but also serves as a bedroom community to the cities of Baltimore, Maryland and Philadelphia, Pennsylvania.

Our Pennsylvania market area has a total population of approximately 4.3 million and total households of approximately 1.8 million as of December 31, 2023. The Pennsylvania markets in which we operate our retail branches contain approximately half of Pennsylvania’s population and a similar percentage of households. These markets have experienced a 1.5% decrease in population between 2020 and 2024. As of December 31, 2023, the market’s average median household income has increased over the last year by 6.7%, to $67,574, compared to the national median income level of $75,874. The household income growth rate in Pennsylvania of 10.3%, is projected to be slightly higher than the national average growth rates during the next five years of 10.1%. As of December 31, 2023, the market’s unemployment rate was 2.8%, slightly lower than both the Commonwealth of Pennsylvania rate of 3.5% and the national average of 3.7%.

As of September 30, 2023, the most recent date for which data is available, the House Price Index for the last four quarters in the state of Pennsylvania increased by 8.1%, compared to an increase in the national average of 5.5%. As of September 30, 2023, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Pennsylvania was one in every 1,324 housing units, compared to the national average of one in every 1,389 housing units.

Western New York Market Area. Our retail branch network of 28 community banking offices in New York encompasses four counties in the western portion of the state. This market has a diverse economy driven by healthcare and education industries, service businesses, technology companies and small manufacturing operations.

Our New York market area has a total population of approximately 2.0 million and total households of approximately 864,000 as of December 31, 2023. This area has experienced an decrease in population between 2020 and 2024, of 0.7%. The average median household income in this market increased by 0.6% over the last year to $65,563 as of December 31, 2023, compared to the national median income level of $75,874. As of December 31, 2023, the unemployment rate for our New York market area was 3.9%, compared to the national average of 3.7%.

As of September 30, 2023, the House Price Index for the last four quarters in our New York market increased by 7.6%, compared to an increase in the national average of 5.5%. As of September 30, 2023, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of New York was one in every 1,269 housing units, compared to the national average of one in every 1,389 housing units.

Northeastern Ohio Market Area. Our retail branch network of 11 community banking offices includes two counties in northeastern Ohio, including the Cleveland metro area. The major employment sectors in this market are similar to the contiguous market in western Pennsylvania.

Our Ohio market area has a total population of approximately 854,000 and total households of approximately 356,000 as of December 31, 2023. This area has experienced an increase in population between 2020 and 2024, of 1.5%. The median household income for our Ohio market increased 7.3% over the last year to $68,601 as of December 31, 2023, compared to the national median income level of $75,874. As of December 31, 2023, the unemployment rate for our Ohio market was 3.1%, compared to the national average of 3.7%.

As of September 30, 2023, the House Price Index for the last four quarters in our Ohio market area increased by 8.5%, compared to an increase in the national average of 5.5%. As of September 30, 2023, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Ohio was one in every 955 housing units, compared to the national average of one in every 1,389 housing units.

Indiana Market Area. Our retail branch network of 20 community banking offices includes eight counties in Indiana. This market has a diverse economy driven by healthcare and education industries, service businesses, technology companies and small manufacturing operations.

Our Indiana market area has a total population of approximately 934,000 and total households of approximately 367,000 as of December 31, 2023. The population of this area has remained stable between 2020 and 2024. The median household income for our Indiana market increased 5.6% over the last year to $60,651 as of December 31, 2023, compared to the national median income level of $75,874. As of December 31, 2023, the unemployment rate for our Indiana market was 3.7%, the same as the national average.

As of September 30, 2023, the House Price Index for the last four quarters in our Indiana market area increased by 6.5%, compared to an increase in the national average of 5.5%. As of September 30, 2023, the foreclosure rate for mortgage loans on one-to-four unit residential properties in the state of Indiana was one in every 1,144 housing units, compared to the national average of one in every 1,389 housing units.

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

In an effort to manage interest rate risk, we have sought to make our interest-earning assets more interest rate sensitive by originating adjustable-rate loans, such as adjustable-rate residential mortgage loans and home equity lines of credit, and by originating short-term and medium-term fixed-rate consumer loans. In recent years we have emphasized the origination of commercial real estate loans and commercial business loans, which generally have adjustable-rates of interest and shorter maturities than one-to-four-family residential real estate loans. Because we originate a substantial amount of long-term fixed-rate mortgage loans collateralized by one-to-four-family residential real estate, when possible, we originate and underwrite loans according to standards that allow us to sell them into the secondary mortgage market for purposes of managing interest-rate risk and liquidity. The sale of mortgage loans supports our strategy to grow the consumer and commercial loan portfolios faster than our portfolio of long-term fixed-rate residential mortgage loans. We currently sell low-yielding fixed-rate residential mortgage loans with maturities of more than 15 years, and on a more limited basis, those with maturities of 15 years or less, while retaining all adjustable-rate residential mortgage loans. With the build out of our Columbus, Ohio mortgage fulfillment center, our intention is to sell more loans into the secondary market on a servicing released basis. We also retain servicing on some of the mortgage loans we sell which generates monthly service fee income. We generally retain in our portfolio all consumer loans that we originate while we periodically sell participation loans in the multi-family residential, commercial real estate and commercial business loans that we originate in an effort to reduce the concentration of certain individual credits and the risk associated with certain businesses, industries or geographies.

Residential Mortgage Loans. We offer residential mortgage loans with terms typically ranging from 15 to 30 years, with either fixed or adjustable interest rates. Our mortgage loans are amortized on a monthly basis with both principal and interest due monthly. Originations of fixed-rate residential mortgage loans versus adjustable-rate residential mortgage loans are monitored on an ongoing basis. The percentage of adjustable-rate residential mortgage originations to total originations is affected significantly by the level of market interest rates, customer preference, our interest rate sensitivity and liquidity position, as well as loan products offered by our competitors. Therefore, even when our strategy is to increase the origination of adjustable-rate residential mortgage loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans. Adjustable-rate residential mortgage loans totaled $100.2 million, or 0.9%, of our gross loan portfolio at December 31, 2023.

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

Regulations limit the amount that a bank may lend relative to appraised values of real estate securing the loans, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value of 95% for residential properties and 80% for all other real estate secured loans. We generally limit the maximum loan-to-value on both fixed-rate and adjustable-rate residential mortgage loans without private mortgage insurance, to 80% of the lesser of appraised values or purchase prices of real estate serving as collateral for our mortgage loans. Limited special financing programs allow for insured loans with loan-to-value ratios of up to 97%, and uninsured loans with loan-to-value ratios up to 100%. The appraisal process is managed by the Northwest Appraising Department, and appraisals are performed by our in-house appraiser staff or by appraisers deemed qualified by our Residential Appraising Manager. We require fire and casualty insurance, as well as a title guaranty regarding good title, on all properties securing our residential mortgage loans. We also require flood insurance for loans secured by properties located within special flood hazard areas.

Included in our $3.419 billion portfolio of residential mortgage loans as of December 31, 2023 are construction loans of $26.6 million, or 0.2% of our gross loan portfolio. We offer fixed-rate and adjustable-rate residential construction-to-permanent loans primarily for the construction of owner-occupied one-to four-family residences in our market area to builders or owners who have a contract for construction. Construction loans are originated with terms of up to 30 years with an allowance of up to one year for construction. Advances are made as construction is completed, and interest is charged on the total amount of credit extended. At the end of the construction period, repayment terms convert to fully amortizing payments, with both principal and interest due monthly. Construction lending generally involves a greater degree of credit risk than permanent residential mortgage lending, as repayment of construction loans is often dependent upon the successful completion of construction projects. Construction delays or the inability of borrowers to sell properties once construction is completed may impair borrowers’ ability to repay loans. Private mortgage insurance is required for construction loans with loan-to-value ratios in excess of 80%, and the maximum loan-to-value ratio for construction loans is 95% of the lower of cost to build or as-completed appraised value.

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

Home equity loans are offered on a fixed-rate basis with amortized terms of up to 20 years. Principal and interest is due monthly. At December 31, 2023, our fixed-rate home equity loans totaled $820.0 million, or 7.2% of gross loans.

Home equity lines of credit are offered on an adjustable-rate basis with terms of up to 25 years, including a draw period of 10 years each. Although home equity lines of credit require interest-only payments during draw periods, they are underwritten using amortizing principal and interest payments based on current rates of equivalent fixed-rate products. The disbursed portion of home equity lines of credit totaled $403.1 million, or 3.6% of gross loans, with $701.0 million remaining undistributed as of December 31, 2023.

Other Consumer Loans. The principal types of other consumer loans we offer are direct and indirect automobile loans, sales finance loans, unsecured personal loans, credit card loans, and loans secured by investment accounts. These loans are typically offered with maturities of ten years or less.

The underwriting standards we employ for consumer loans include a determination of the applicant’s credit history and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount for secured products.

Consumer loans entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreation vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. At December 31, 2023, other consumer loans totaled $2.066 billion, or 18.2% of gross loans.

Commercial Real Estate Loans. Our multi-family commercial real estate loans are secured by multi-family residences, such as rental properties, student housing, and senior living facilities. Our other commercial real estate loans are secured by nonresidential properties such as hotels, commercial offices, medical buildings, manufacturing facilities and retail establishments. At December 31, 2023, a significant portion of our multi-family commercial real estate and commercial real estate loans were secured by properties located within our market area.

Our largest commercial relationship with an aggregate total exposure of $118.9 million as of December 31, 2023, is comprised of multi-family residential, commercial office, hotel, retail buildings, and student housing, the largest of which is $33.5 million of the total exposure secured by retail buildings. This relationship is also our largest commercial real estate loan relationship as of December 31, 2023, of which $117.2 million is attributed to commercial real estate loans. All of the underlying loans were performing in accordance with their terms as of December 31, 2023.

Multi-family commercial and commercial real estate loans are offered with both adjustable and fixed interest rates. The terms of each multi-family residential and commercial real estate loan are negotiated on a case-by-case basis. We generally originate multi-family commercial and commercial real estate loans in amounts up to 80% of the appraised value of the property collateralizing the loan. At December 31, 2023, commercial real estate loans totaled $2.977 billion, or 26.2% of gross loans.

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

Commercial Loans. We offer commercial loans to finance various activities in our market area, some of which are secured in part by additional real estate collateral. At December 31, 2023, our largest commercial loan relationship had an aggregate total exposure of $67.4 million, and operates in the internet, cable and phone space. These loans were performing in accordance with their agreed upon terms as of December 31, 2023.

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

Commercial loans generally have higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business. We strive to obtain personal guarantees from the borrower or a third party as a condition to originating commercial loans. At December 31, 2023, commercial loans totaled $1.661 billion, or 14.6% of gross loans.

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

Our general policy is to make no loans, either individually or in the aggregate to one borrower or single source of repayment, in excess of $30.0 million. For loans originated and managed within the Corporate Finance portfolio the Total Credit Exposure limit is increased to $50.0 million for borrowers with a strong credit profile and a risk rating of 3 or better. The Aggregate Credit Exposure limit is $100.0 million. Criticized/classified loans exceeding $5.0 million or unusual loan requests are reviewed with the Risk Management Committee of the Board of Directors at each quarterly meeting. In addition, the Chief Credit Officer has the authority to require that the Board of Directors review any loan that has been approved by the Senior Loan Committee with which the Chief Credit Officer has specific concerns.

After a loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 2023, we had commitments to originate $198.2 million of loans.

Loan Origination Fees and Costs. We defer loan origination fees received from borrowers and costs to originate loans and amortize such amounts as an adjustment of yield over the life of the loan by using the level yield method. Deferred loan fees and costs are recognized as part of interest income immediately upon prepayment or the sale of the related loan. At December 31, 2023, we had $72.1 million of net deferred loan origination fees. Loan origination fees vary with the volume and type of loans and commitments originated and purchased, principal repayments, and competitive conditions in the marketplace.

Loan origination costs were $16.4 million, $18.2 million and $25.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Loans-to-One Borrower. As of December 31, 2023, the largest aggregate amount loaned to one borrower, or related borrowers, totaled $118.9 million in exposure and was secured by student housing, retail space, office space and commercial development. Our second largest lending relationship totaled $69.1 million in exposure and was secured by student housing, medical space, senior housing, office space, industrial, aerospace, and transportation engineering and retail space. Our third largest commercial relationship totaled $67.8 million in exposure and was secured by a hotel, retail space, office space, multi-family, a charter school, self-storage, and a restaurant. Our fourth largest commercial relationship totaled $67.4 million in exposure and was secured by accounts receivable, information systems, property, and equipment. Our fifth largest commercial relationship totaled $65.0 million in exposure and was secured by accounts receivable, inventory, manufacturing property and equipment. All of these loans were performing in accordance with their terms at December 31, 2023.

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

Deposits. Personal and business deposits are generated from our market area by offering a broad selection of deposit instruments including checking accounts, savings accounts, money market deposit accounts, term certificate accounts and individual retirement accounts. While we accept deposits of $250,000 or more, we do not offer premium rates for such deposits. We accept brokered deposits through the CDARS program, but generally do not solicit funds outside our market area. As of December 31, 2023, we had deposits through the CDARS program with an aggregate balance of $200,000. In addition, we purchased $483.9 million of brokered certificates of deposit in 2023. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. We regularly execute changes in our deposit rates based upon general market interest rates, competition, and liquidity requirements. As of December 31, 2023, $1.835 billion, or 15.32%, of total deposits were uninsured as they exceeded the FDIC’s $250,000 limit.

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

On September 9, 2020, the Company issued $125.0 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month Term Secured Overnight Financing Rate (“SOFR”) plus 3.89% payable quarterly in arrears commencing on December 15, 2025. During the year-ended December 31, 2023 the Company had $114.8 million of subordinated notes outstanding. The subordinated debt issuance costs of approximately $1.8 million are being amortized over five years on a straight-line basis into interest expense.

Risk Management

Board and Board Committees. Our Board of Directors, as a whole and through its committees, maintains responsibilities for the oversight of risk management, including monitoring the “tone at the top”, our risk appetite, our risk culture and overseeing emerging and strategic risks. While our Board’s Risk Committee has primary responsibility for oversight of enterprise risk management, the Audit, Compensation, Innovation & Technology, Trust and Nominating & Corporate Governance Committees also oversee risks within their respective areas of responsibilities. Each of these Board Committees consists entirely of independent directors and provides regular reports to the full Board regarding matters reviewed at their Committee meetings.

Risk Management Roles and Responsibilities. In addition to our Board and Board Committees, responsibility for risk management also flows to individuals and entities throughout the Company, including various management committees and executive management. Our Enterprise Risk Management (“ERM”) Framework defines our “three lines of defense” risk management model, which includes the following:

•The “first line of defense” is comprised of the business areas that engage in activities that generate revenue or provide operational support or services that introduce risk to the Company. As the business owner, the first line of defense is responsible for, among other things, identifying, owning, managing and controlling key risks associated with their activities, timely addressing issues and remediation, and implementing processes and procedures to strengthen the risk and control environment. The first line of defense identifies and manages key risk indicators and risks and controls consistent with the Company’s risk appetite. The executive officers who serve as leaders in the “first line of defense,” are responsible for ensuring that their respective functions operate within established risk limits, in accordance with our risk appetite. These leaders are also responsible for identifying risks, considering risk when developing strategic plans, budgets and new products, and implementing appropriate controls when pursuing business strategies and objectives. In addition, these leaders are responsible for deploying sufficient financial resources and qualified personnel to manage the risks inherent in our business activities.

•The “second line of defense” includes an independent risk management team charged with oversight and monitoring of risk within the business. The second line of defense is responsible for, among other things, formulating our ERM Framework and related policies and procedures, challenging the first line of defense and identifying, monitoring and reporting on aggregate risks of the business and support functions.

Our risk management team, which is led by our Chief Risk Officer (“CRO”) and includes compliance, provides oversight of our risk profile and is responsible for maintaining a compliance program that includes compliance risk assessment, policy development, testing and reporting activities.
The CRO manages our risk management team and is responsible for establishing and implementing standards for the identification, management, measurement, monitoring and reporting of risk on an Enterprise-wide basis. The CRO is responsible for developing an appropriate risk appetite with corresponding limits that aligns with supervisory expectations and proposing our risk appetite to the Board of Directors. The CRO regularly reports to the Risk Committee as well as the Bank’s Enterprise Risk Management Committee (“ERMC”) on risk management matters.

•The “third line of defense” is comprised of the Internal Audit organization. The third line of defense provides an independent review and objective assessment of the design and operating effectiveness of the first and second lines of defense, governance, policies, procedures, processes and internal controls, and reports its findings to executive management and the Board, through the Audit Committee. Internal Audit is responsible for performing periodic, independent reviews and testing compliance with the Company’s and the Bank’s risk management policies and standards, as well as with regulatory guidance and industry best practices. Internal Audit also assesses the design of the Company’s and the Bank’s policies and standards and validates the effectiveness of risk management controls and reports the results of such reviews to the Audit Committee.

Management Committees. The ERMC is the highest-level management committee at the Bank to oversee risks and is responsible for risk governance, risk oversight and making recommendations on the Banks’ risk appetite. The ERMC monitors compliance with limits and related escalation requirements and oversees implementation of risk policies.

In addition to the ERMC, we maintain the following risk management committees to oversee the risks listed below: Credit Committee; Compliance Risk Management Committee; Operational Risk Management Committee; Model Risk Management Committee; and the Asset & Liability Committee. Each of these Committees is responsible for one or more of the Bank’s seven risk categories, which are described in greater detail below under the heading “Risk Categories”. For its risk category(ies) of responsibility, each Committee provides risk governance, risk oversight and monitoring. Each Committee reviews key risk exposures, trends and significant compliance matters, and provides guidance on steps to monitor, control and escalate significant risks. We include the risk information provided by the ERMC, and these management risk committees, along with additional risk information that is identified at the holding company level in our determination and assessment of the risks that are presented to and discussed with our Board and Board Committees.

Risk Categories. We have divided risk into the following seven categories: credit, market, liquidity, operational, compliance, model and reputational risk. We evaluate the potential impact of a risk event on us (including our subsidiaries) by assessing the customer, partner, financial, reputational, and legal and regulatory impacts.

Credit Risk. Credit Risk is the risk arising from an obligor’s failure to meet the terms of any contract or otherwise perform as agreed. Credit Risk is found in all activities in which settlement or repayment depends on counterparty, issuer, or borrower performance. We are exposed to credit risk on the loans we make to our customers. Our credit risk relates to the risk that our borrowers will not repay their loan balances. To minimize our risk of loan write-offs, we have developed comprehensive policies and procedures outlining our underwriting guidelines across all loan types. The loan policies contain guidance and establish requirements specific to loan types for each line of business. They also establish appropriate and accurate financial information requirements to assist in making loan decisions, which may vary based on loan type, risk profile and secondary investor requirement, if applicable. Loan portfolios of all types are monitored as part of ongoing independent credit review and administration functions which ensure underwriting quality, loan administration, collateral, diversity (by industry, geography, products and borrowers) adhere to policy requirements. The credit risk on our loan portfolio is quantified through our allowance for credit losses which is recorded net within loans on our Consolidated Balance Sheets. Credit risk is overseen and monitored by the Credit Committee.

Market Risk. Market Risk is the risk arising from changes in the financial or economic environment, including movements in interest rates. Interest rate risk results from:

•differences in the timing of interest rate changes related to the Bank’s assets and liabilities (repricing risk);
•changing rate relationships among different yield curves affecting an organization’s activities (basis risk);
•changing rate relationships across the spectrum of maturities (yield curve risk); and
•interest-related options embedded in certain products (optionality risk).

Our principal market risk exposures arise from volatility in interest rates and their impact on earnings and capital. While we use various techniques to analyze, measure, assess and manage the financial impact of changes in interest rates, we believe an interest rate sensitivity analysis best reflects the risk inherent in our business. The interest rate sensitivity analysis calculates the impact on net interest income from instantaneous and sustained increases or decreases in market interest rates. Due to the mix of fixed and floating rate assets and liabilities on our Consolidated Balance Sheet as of December 31, 2023, a hypothetical instantaneous 100 basis point increase or decrease in interest rates would have an immaterial impact on our net interest income results in the first year. Actual changes in our net interest income will depend on many factors, and therefore may differ from our estimated risk to changes in interest rates. The Asset & Liability Committee assists the Bank’s Board of Directors and Bank Management in overseeing, reviewing, and monitoring market risk.

Treasury Risk. Treasury Risk is the risk arising from either 1) the inappropriate management of liquidity and/or capital, resulting in the Bank’s inability to meet obligations when they come due, whether caused by an inability to access funding sources or manage fluctuations in cash flows; or 2) adverse or poorly implemented business decisions due to misaligned business goals and strategies, a lack of resources, or poor quality of implementation. Treasury Risk can also result from an organization’s failure to recognize and address changes in market conditions or levels of systemic risk.

Operational Risk. Operational Risk is the risk arising from failed internal processes, people, and systems or from adverse external events. Operational losses result from internal fraud; external fraud; business disruption and systems failures; damage to physical assets; failure to secure confidential data; inadequate or inappropriate employment practices and workplace safety; improper design of new products or services; and failures in execution, delivery, and process management.

Operational Risk is inherent in all business activities and can impact us through direct or indirect financial loss, brand damage, customer dissatisfaction, and legal and regulatory penalties. The Company has implemented a comprehensive operational risk framework that is defined in the Operational Risk Management Policy. The Operational Risk Management Committee, chaired by our Chief Operational Risk Officer, oversees and monitors operational risk exposures, including escalating issues and recommending policies, procedures and practices to manage operational risks.

Additionally, we maintain an information and cyber security program, which is led by our Chief Information Security Officer and is designed to protect the confidentiality, integrity, and availability of information and information systems from unauthorized access, use, disclosure, disruption, modification, or destruction. The Program is built upon a foundation of advanced security technology, a well-staffed and highly trained team of experts, and robust operations based on industry best practices recommendations from the National Institute of Standards and Technology (NIST) Cybersecurity Framework, Federal Financial Institutions Examination Council (FFIEC) Guidelines, and Center for Internet Security (CIS) Benchmarks. This consists of controls designed to identify, protect, detect, respond and recover from information and cyber security incidents. We continue to invest in enhancements to cyber security capabilities and engage in industry and government forums to promote advancements to the broader financial services cyber security ecosystem.

Compliance Risk. Compliance Risk is the risk arising from violations of laws or regulations, nonconformance with policies and procedures or ethical standards, or inadequate contractual arrangements. This risk exposes the Bank to regulatory enforcement actions, civil money penalties, statutory or punitive damages. Compliance Risk can result in diminished reputation and lessened expansion potential. Our Compliance organization is responsible for establishing and maintaining our Compliance Risk Management Program. Pursuant to this Program, we seek to manage and mitigate compliance risk by assessing, controlling, monitoring, measuring and reporting the legal and regulatory risks to which we are exposed. The Compliance Risk Management Committee, chaired by the Chief Compliance Officer, oversees the implementation and execution of the Compliance Management System and monitors compliance exposures to manage compliance risks.

Model and Data Risk. Model and Data Risk is the risk arising from decisions based on incorrect or misused model outputs and reports. This risk may result from 1) input errors, including inaccurate data; 2) fundamental design errors resulting in inaccurate calculations, valuations, estimates, or forecasts; or 3) incorrect or improper usage or a misunderstanding about a model’s limitations and assumptions.

We manage model risk through a comprehensive model governance framework, including policies and procedures for model development, maintenance and performance monitoring activities, independent model validation and change management capabilities. We also assess model performance on an ongoing basis. Model and Data Risk oversight and monitoring is conducted by the Model Risk Management Committee.

Reputational Risk. Reputational Risk is the risk arising from negative public opinion. This risk may impair our competitiveness by affecting our ability to establish new relationships or services, or continue servicing existing relationships. Reputational Risk is inherent in all activities and requires us to exercise caution in dealing with stakeholders, such as customers, counterparties, correspondents, investors, regulators, employees, and the community. Executive management is responsible for considering the Reputational Risk implications of business activities and strategies, and ensuring the relevant subject matter experts are engaged as needed.

Subsidiary Activities

Northwest Bancshares, Inc.’s sole direct consolidated subsidiary is Northwest Bank. Northwest Bancshares, Inc. also owns all of the common stock of seven statutory business trusts: Northwest Bancorp Capital Trust III, a Delaware statutory business trust, Northwest Bancorp Statutory Trust IV, a Connecticut statutory business trust, LNB Trust II, a Delaware statutory business trust, Union National Capital Trust I, a Delaware statutory business trust, Union National Capital Trust II, a Delaware statutory business trust, MFBC Statutory Trust I, a Delaware statutory business trust, and Universal Preferred Trust, a Delaware statutory business trust (the “Trusts”). At December 31, 2023, the Trusts have issued a total of $128.9 million of trust preferred securities. The Trusts are not consolidated with Northwest Bancshares, Inc. At December 31, 2023, Northwest Bancshares, Inc.’s investment in the Trusts totaled $4.0 million, and the Trusts had assets of $129.6 million, net of discounts due to fair value adjustments made at the time of acquisition of Union Community Bank and MutualFirst Financial, Inc.

At December 31, 2023, Northwest Bank had three active wholly-owned subsidiaries; Great Northwest Corporation, Northwest Capital Group, Inc., and Mutual Federal Interest Corporation. For financial reporting purposes all of these companies are included in the Consolidated Financial Statements of Northwest Bancshares, Inc.

Great Northwest Corporation holds equity investments in government-assisted, low-income housing projects in various locations throughout our market area. At December 31, 2023, Northwest Bank had an equity investment in Great Northwest Corporation of $14.3 million. For the year ended December 31, 2023, Great Northwest Corporation had net income of $178,000, generated primarily from federal low-income housing tax credits.

Northwest Capital Group, Inc.’s principal activity is to own, operate and ultimately divest of properties that were acquired in foreclosure. At December 31, 2023, Northwest Bank had an equity investment of $11.6 million in Northwest Capital Group, Inc., with a $1,400 net loss reported for the year ended December 31, 2023.

Mutual Federal Interest Corporation, which is a Nevada corporation, holds and manages a portion of the Northwest Bank investment portfolio and consumer closed-end first mortgage loans. At December 31, 2023, Northwest Bank had an equity investment in Mutual Federal Interest Corporation of $1.539 billion. For the year ended December 31, 2023, Mutual Federal Interest Corporation had net income of $28.0 million.

Northwest Bank strategically ceased operating several business lines in prior periods.

Northwest Settlement Agency, LLC (which ceased operations and became inactive during the first quarter of 2023) provided title insurance to borrowers of Northwest Bank and other lenders. At December 31, 2023, Northwest Bank had an equity investment in Northwest Settlement Agency, LLC of $3.7 million. For the year ended December 31, 2023, Northwest Settlement Agency, LLC had a net loss of $52,000.

Allegheny Services, Inc. (which ceased operations and became inactive during the first quarter of 2022), was a Delaware investment company that held mortgage loans originated through our wholesale lending operation as well as municipal bonds. At December 31, 2023, Northwest Bank had an equity investment in Allegheny Services, Inc. of $876.2 million.

The Bert Company (doing business as Northwest Insurance Services), was an employee benefits and property and casualty insurance agency specializing in commercial and personal insurance as well as retirement benefit plans and was sold during the second quarter of 2021. At December 31, 2023, Northwest Bank had an equity investment of $29.2 million in The Bert Company.

Northwest Advisors, Inc., a federally registered investment advisor, which provided investment management programs and investment portfolio planning services, ceased operations and became inactive during 2018. At December 31, 2023, Northwest Bank had an equity investment in Northwest Advisors, Inc. of $819,000.

Northwest Financial Services, Inc. provided retail brokerage services and became inactive during the fourth quarter of 2017. At December 31, 2023, Northwest Bank had an equity investment in Northwest Financial Services of $9.4 million.

On July 14, 2017, Northwest Consumer Discount Company, Inc. became inactive as all consumer finance offices were closed. At December 31, 2023, Northwest Bank had an equity investment in Northwest Consumer Discount Company of $44.3 million.

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

Human Capital Management

Workforce Demographics. As of December 31, 2023, we had 2,030 full-time and 135 part-time employees, or 2,098 full-time equivalent employees (“FTEs”). This represents a decrease of 60 FTEs, or 2.8%, from December 31, 2022 when we had 2,088 full-time and 140 part-time employees, or 2,158 FTEs. This decrease is a result of our efforts to optimize our retail network. As a financial institution, approximately 42% of our employee population are employed at our 134 full-service banking offices and eight free-standing drive-through locations across Pennsylvania, New York, Ohio, and Indiana, and approximately 4% are employed at our customer call centers. Our annual turnover rate (voluntary and involuntary) was 32.8% as of December 31, 2023. None of our employees are represented by a collective bargaining group.

As a community-based bank, our reputation is an extremely valuable and important component of our business. We strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve.

Inclusion and Diversity. At Northwest Bank, we know that in order to succeed, we must create and maintain an environment where all employees, whatever their background or role, can contribute, innovate and thrive. We established the Northwest Inclusion Council to foster a workplace where we all feel accepted, safe, seen and heard. Led by senior advisors and leaders from throughout our company’s footprint, the Inclusion Council is focused on engaging our entire employee population and leveraging their diverse talents and perspectives, most significantly through our newly-formed Employee Resources Groups (ERGs).

Workforce Health and Safety. The health and safety of our employees, their families and the communities we serve is our top priority. In order to maintain safety in the workplace, Northwest Bank has an inclusive Safety Focus Group that includes various levels of positions up through senior leadership. The committee was established in order to encourage employee involvement and highlight the importance of safety in the workplace. The COVID-19 pandemic presented an unpredictable and challenging environment across the globe. Throughout this pandemic, we committed to take every measure and precaution to protect our employees while continuing to serve our customers and being mindful of the fiduciary responsibility we have to our shareholders.

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

Northwest Bank is a Pennsylvania-chartered stock savings bank and our deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (the “DIF”). Northwest Bank is subject to extensive regulation by the Department of Banking and Securities of the Commonwealth of Pennsylvania (the “Department of Banking”), as its chartering agency, and by the FDIC, as its primary federal regulator and the insurer of its deposit accounts. Northwest Bank must file reports with the Department of Banking and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions including acquisitions of other financial institutions. Northwest Bank is examined periodically by the Department of Banking and the FDIC to test Northwest Bank’s compliance with various laws and regulations. This regulation and supervision, as well as federal and state law, establishes a comprehensive framework of activities in which Northwest Bank may engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and with their examination policies, including policies with respect to the classification of assets and the establishment of adequate credit loss reserves for regulatory purposes. Any change in these laws or regulations, whether by the Department of Banking or the FDIC, could have a material adverse impact on the Company, Northwest Bank and their respective operations. Additionally, when the consolidated assets of a financial institution and its holding company exceed $10 billion, such as is the case with us, the financial institution becomes subject to additional statutory and regulatory requirements that will result in additional costs. This includes enhanced risk management and corporate governance processes, and examination for compliance with federal financial consumer protection laws by the Consumer Financial Protection Bureau (“CFPB”).

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

Northwest Bank is subject to capital guidelines of the Department of Banking. Although not adopted in regulation form, the Department of Banking requires 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC, as discussed below.

Loans-to-One Borrower Limitation

In accordance with the Banking Code, a Pennsylvania chartered savings bank, with certain limited exceptions, may lend to a single or related group of borrowers an amount equal to up to 15% of its capital accounts, defined as the aggregate of capital, surplus, undivided profits, capital securities and reserve for credit losses. The Northwest Bank Credit Committee has established an internal lending limit, either individually or in the aggregate to one customer, or a single source of repayment, of $30.0 million, or $50.0 million for loans originated and managed within the Corporate Finance portfolio for borrowers with a strong credit profile and a risk rating of 3 or better, and Aggregate Credit Exposure of $100.0 million. As of December 31, 2023 we had 7 credit relationships that were equal to or exceeded our $30.0 million internal limit for individual borrowers, 4 credit relationships that were equal to or exceeded our $50.0 million internal limit for individual borrowers within the corporate finance portfolio, and one credit relationship that was equal to or exceeded the $100.0 million internal limit for Aggregate Credit Exposure.

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

The FDIC is required by law to examine each regulated institution every twelve months. The FDIC has the authority to order any savings bank and its directors, officers, or employees to discontinue any violation of law or unsafe or unsound banking practice.

Insurance of Deposit Accounts

The deposit accounts of Northwest Bank are insured by the DIF to the maximum amount provided by law. The FDIC insures deposits up to the standard maximum deposit insurance amount of $250,000. This insurance is backed by the full faith and credit of the United States Government.

The FDIC charges insured depository institutions premiums to maintain the DIF. Under the FDIC’s risk-based assessment system, insured institutions deemed less risky pay lower FDIC assessments. Assessments for institutions with $10 billion or more of assets are primarily based on a scorecard approach by the FDIC, including factors such as examination ratings and modeling measuring the institution’s ability to withstand asset-related and funding-related stress and potential loss to the DIF should the bank fail. The assessment range (inclusive of possible adjustments specified by the regulations) for institutions with greater than $10 billion of total assets was 2.5 to 42 basis points effective January 1, 2023. On November 29, 2023, the FDIC adopted a final rule to implement a special assessment to recover the loss to the DIF arising from the protection of uninsured depositors following the closures of two regional banks in the spring of 2023; the special assessment will only be paid by banking organizations with $5 billion or more in assets.

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

Capital Requirements

Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a Tier 1 capital to total assets leverage ratio of 4.0%.

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

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. Northwest Bank exercised this opt-out election during the year ended December 31, 2023.

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

As of December 31, 2023, Northwest Bank’s capital exceeded all applicable regulatory requirements and it had an appropriate capital conservation buffer.

Prompt Corrective Action

Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, federal law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater, and a common equity Tier 1 ratio of 6.5% or greater. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, or a common equity Tier 1 ratio of 4.5% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0%, or a common equity Tier 1 ratio of less than 3.0%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. Institutions that fall into an “undercapitalized” category are subject to a variety of mandatory and discretionary supervisory actions, including a restriction on capital distributions and the requirement to file a capital restoration plan with the regulators. Performance under the capital restoration plan must be guaranteed by the parent holding company up to the lesser of the amount of the capital deficiency when deemed undercapitalized or 5% of the institution’s total assets. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2023, Northwest Bank was well capitalized as defined above.

Transactions with Affiliates

Transactions between Northwest Bank and its affiliates, including the Company, are limited by Sections 23A and 23B of the Federal Reserve Act, applicable to FDIC-insured state nonmember banks by Section 18(j) of the Federal Deposit Insurance Act, and the Federal Reserve Act’s implementing regulation, Regulation W. In general, transactions with affiliates must be on terms and under circumstances that are substantially the same, or at least as favorable to the bank, as comparable transactions with non-affiliates. In addition, certain types of transactions with affiliates are restricted to an aggregate percentage of the bank’s capital stock and surplus. Certain transactions with affiliates are required to be secured by specified collateral.

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

Federal Home Loan Bank System

Northwest Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the

Federal Home Loan Bank of Pittsburgh, Northwest Bank is required to acquire and hold share of capital stock in the Federal Home Loan Bank in specified amounts. As of December 31, 2023, Northwest Bank was in compliance with this requirement.

The Bank Secrecy Act and USA PATRIOT Act

The Bank Secrecy Act (“BSA”) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) require Northwest Bank to implement a compliance program to detect and prevent money laundering, terrorist financing, and illicit crime. Together, the BSA and USA PATRIOT Act require Northwest Bank to implement internal controls, conduct customer due diligence, maintain records, and file reports. The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with the BSA, USA PATRIOT Act, and regulations implemented thereunder.

Community Reinvestment Act

All FDIC-insured institutions have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a state-chartered savings bank, the FDIC is required to assess the institution’s record of compliance with the CRA. On October 24, 2023, the FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

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

Capital. Bank holding companies with greater than $3 billion in total consolidated assets are subject to consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions. Northwest Bancshares, Inc. was in compliance with the holding company capital requirements and the capital conservation buffer as of December 31, 2023.

Source of Strength Doctrine. The “source of strength doctrine” requires bank holding companies to provide assistance to their subsidiary depository institutions in the event such subsidiary depository institutions experience financial difficulty. The Federal Reserve Board has issued regulations requiring that all bank holding companies serve as a source of financial and managerial strength to their subsidiary depository institutions.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission, under the Exchange Act. The Company has policies, procedures and systems designed to comply with this Act and its implementing regulations.

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

Northwest Bank is subject to Pennsylvania’s mutual thrift institutions tax based on Northwest Bank’s net income determined in accordance with generally accepted accounting principles, with certain adjustments. The tax rate under the mutual thrift institutions tax is 11.5%. Interest on Pennsylvania and federal obligations is excluded from net income. An allocable portion of interest expense incurred to carry the tax-free obligations is disallowed as a deduction. Northwest Bank is also subject to taxes in the other states in which it conducts business. These taxes are apportioned based upon the volume of business conducted in those states as a percentage of the whole. A majority of Northwest Bank’s affairs are conducted in Pennsylvania; however as the Company’s operational footprint expands, taxes paid to other states, such as New York (with a 7.25% rate) and Indiana (with a 6% rate) have grown slightly in significance.

The subsidiaries of Northwest Bank are subject to a Pennsylvania corporate net income tax and are also subject to other applicable taxes in the states where they conduct business.

We are subject to routine audits of our tax returns by the Internal Revenue Service as well as all states in which we conduct business. We are subject to audit by the Internal Revenue Service for the tax periods ended after December 31, 2019 and generally subject to audit by any state in which we conduct business for the tax periods ended after December 31, 2019.

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

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in multi-family and commercial real estate lending, as such loans represent 356% of total bank capital as of December 31, 2023. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multi-family and commercial real estate lending that would adversely affect our loan originations and profitability.

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

Our emphasis on originating commercial real estate and commercial loans is one of the more significant factors in evaluating the allowance for credit losses. As we continue to increase the amount of such loans, increased provisions for credit losses may be necessary, which would decrease our earnings. In addition, any future credit deterioration could require us to increase our allowance for credit losses in the future.

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

At December 31, 2023, Northwest Bank has met all of these requirements, including the full 2.5% capital conservation buffer.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, Northwest Bank’s ability to pay dividends to stockholders will be limited if it does not have the capital conservation buffer required by the capital rules. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to increase our holdings of liquid assets, lengthen the term of our funding, and/or restructure our business model.

The Federal Reserve Board may require us to commit capital resources to support Northwest Bank.

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have sufficient resources and therefore may be required to borrow the funds or raise capital. Any borrowing or capital raise could occur at a time that is more difficult and expensive and could have an adverse effect on our business, financial condition, and results of operations.

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

Risks Related to Market Interest Rates

The reversal of the historically low interest rate environment has and may continue to adversely affect our net interest income and profitability.

The Federal Reserve Board decreased benchmark interest rates significantly, to near zero, in response to the COVID-19 pandemic. Beginning in 2022, the Federal Reserve Board reversed its policy of near zero interest rates given its concerns over inflation. Market interest rates have risen significantly in response to the Federal Reserve Board’s rate increases. As discussed below, the increase in market interest rates has had, and may continue to have, an adverse effect on our net interest income and profitability.

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

Changes in interest rates also affect the current fair value of our interest-earning investment securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2023, the fair value of our investment and mortgage-backed securities portfolio totaled $1.743 billion. Net unrealized losses on these securities totaled $312.0 million at December 31, 2023. During the year ended December 31, 2023, we incurred other comprehensive gains of $7.9 million related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.

The current level of, or any increases in market interest rates may reduce our mortgage banking income. We generate revenues primarily from gains on the sale of mortgage loans to investors, and from the amortization of deferred mortgage servicing rights. We recognized noninterest income of $2.4 million on mortgage banking activities during the year ended December 31, 2023. We also earn interest on loans held for sale while awaiting delivery to our investors. In a rising or higher interest rate environment, our mortgage loan originations may decrease, resulting in fewer loans that are available for sale. This would result in a decrease in interest income and a decrease in revenues from loan sales. In addition, our results of operations are affected by the amount of noninterest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment, data processing and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

Hedging against interest rate exposure may adversely affect our earnings.

On occasion we have employed various financial methodologies that limit, or “hedge,” the adverse effects of rising or decreasing interest rates on our loan portfolios and short-term liabilities. We also engage in hedging strategies with respect to arrangements with our customers. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. Hedging strategies can be imperfect and may fail to protect us from loss. Moreover, hedging activities could result in costs if the hedge proves to be ineffective. Additionally, hedging activities could fail to protect us or adversely affect us because, among other things:

•available interest rate hedging may not correlate to the risk for which protection is sought;
•the duration of the hedge may not match the duration of the related asset or liability;
•the counterparty in the hedging transaction may default on its obligation to pay;
•the credit quality of the counterparty may degrade to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and/or
•downward adjustments, or “mark-to-market” losses, would reduce our stockholders’ equity.

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

Our performance is significantly impacted by the general economic conditions in our primary markets in Pennsylvania, New York, Ohio, and Indiana. At December 31, 2023, 38% of our loan portfolio was secured by properties located in Pennsylvania, and 12% of our loan portfolio was secured by properties located in New York, with a large portion of the rest of our loans secured by real estate located in Ohio and Indiana. Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans.

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

In addition, deflationary pressures could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

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

Beginning in 2022, in response to a pronounced rise in inflation, the Federal Reserve Board reversed its policy of “near zero” interest rates and has materially increased the target Fed Funds rate. As discussed under “Risks Related to Market Interest Rates - Changes in interest rates could adversely affect our results of operations and financial condition,” as inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments.

We may be negatively impacted by customer and depositor reaction to unrelated bank failures.

On March 9, 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, California, was closed by the California Department of Financial Protection and Innovation. On March 12, 2023, Signature Bank, New York, New York, was closed by the New York State Department of Financial Services, and on May 1, 2023, First Republic Bank, San Francisco, California, was closed by the California Department of Financial Protection and Innovation. These banks had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.

These bank failures have led to an increased customer and regulatory focus on funding and liquidity at financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. If we are unable to meet the increased expectations of our customers and regulatory agencies, it may have a material adverse effect on our financial condition and results of operations.

A lack of liquidity could adversely affect the Company’s financial condition and results of operations.

Liquidity is essential to the Company’s business. The Company relies on its ability to generate deposits and effectively manage the repayment of its liabilities to ensure that there is adequate liquidity to fund operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. The Company’s most important source of funds is its deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk adjusted return, which are strongly influenced by such external factors as the direction of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments.

Further, the demand for deposits may be reduced due to a variety of factors such as negative trends in the banking sector, the level of and/or composition of our uninsured deposits, demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the Federal Reserve or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, the Company would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity. Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and/or loans, brokered deposits, borrowings from the FHLB and/or FRB discount window, and unsecured borrowings. The Company also may borrow funds from third-party lenders, such as other financial institutions. The Company’s access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of the Company’s business activity as a result of a downturn in markets or by one or more adverse regulatory actions against the Company or the financial sector in general. Any decline in available funding could adversely impact the Company’s ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition and results of operations.

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

Our continued pace of growth may require us to raise additional capital during unfavorable market conditions.

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

Our board of directors relies to a large degree on management and outside consultants in overseeing cybersecurity risk management.

The Board of the Company has an Innovation and Technology Sub-Committee, consisting of wholly independent directors chartered, among other items, with a focus on cybersecurity risk. Additionally, the Company’s Board has a designated Risk Management Sub-Committee with the responsibility of monitoring enterprise level risks, including those related to cybersecurity. Furthermore, management of the Company has both an Enterprise Risk Management Committee and an Information Technology Steering Committee (ITSC), both of which are comprised of the most senior members of management, including the Chief Executive Officer, Chief Information Officer, and Chief Operating Officer. The ITSC meets monthly, or more frequently if needed, and the ERMC meets quarterly, or more frequently if needed. Material items related to cybersecurity are reported to the Innovation and Technology and Risk Management Sub-Committees. The Company also engages outside consultants to support its cybersecurity efforts. The directors of the Company do not have significant experience in cybersecurity risk management in other business entities comparable to the Company and rely on members of management, including, but not limited to, the Chief Information Security Officer, Chief Information Security Officer, Chief Technology Officer and Chief Data Officer, for cybersecurity guidance.

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

A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these and other securities constitutes a credit related impairment, which could result in material losses to us. These factors include, but are not limited to, failure by the issuer to make scheduled interest payments, the issuer of the securities and their creditworthiness, any changes to the rating of the security and any adverse conditions specifically related to the security that would render us unable to forecast a full recovery in value. In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the issuers deteriorates and there remains limited liquidity for these securities. During the year ended December 31, 2023, we incurred other comprehensive gains of $7.9 million related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.

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

Our municipal bond portfolio may be impacted by the effects of economic stress on state and local governments. At December 31, 2023, we had $85.8 million invested in debt obligations of states, municipalities and political subdivisions (collectively referred to as our municipal bond portfolio). We also had $194.3 million of loans outstanding to municipalities and political subdivisions. State and local governments may experience financial stress due to: (i) declining revenues; (ii) large unfunded liabilities to government workers; and (iii) entrenched cost structures. Additionally, the debt-to-gross domestic product ratios for the majority of states have been deteriorating due to, among other factors, declines in federal monetary assistance. These challenges have led to speculation about the potential for a significant deterioration in the municipal bond market, which could materially affect our results of operations, financial condition and liquidity. We may not be able to mitigate the exposure in our municipal portfolio if state and local governments are unable to fulfill their obligations. The risk of widespread issuer defaults may also increase if there are changes in legislation that permit states, or additional municipalities and political subdivisions, to file for bankruptcy protection or if there are judicial interpretations that, in a bankruptcy or other proceeding, lessen the value of any structural protections.

The financial services sector represents a significant concentration within our investment portfolio.

Within our investment portfolio, we have a significant amount of corporate debt and mortgage-backed securities issued by companies in the financial services sector. Given current market conditions, this sector has an enhanced level of credit risk.

Potential downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on our operations, earnings and financial condition.

A possible downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact the value of our investments, and the availability and pricing of funding transactions collateralized by those instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. Among other things, a downgrade in the U.S. government’s credit rating could adversely impact the value of our securities portfolio and may trigger requirements that we post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments would significantly exacerbate the other risks to which we are subject and any related adverse effects on the business, financial condition and results of operations.

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

As of December 31, 2023, we held $602.3 million of deposits from municipalities throughout Pennsylvania, New York, Ohio, and Indiana. These deposits may be more volatile than other deposits. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient liquidity to respond to the needs of depositors and borrowers. As such, we utilize a diverse set of funding sources in addition to core deposits. As we continue to grow, we are likely to become more dependent on these sources, which may include FHLB advances, proceeds from the sale of loans, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to maintain timely access to these additional funding sources. Our financial flexibility will be materially constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including credit, market, treasury, operational, compliance, model and data, and reputational. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential for a cybersecurity incident to occur, which could disrupt business operations or compromise sensitive data. Our Chief Information Security Officer (“CISO”) is primarily responsible for this cybersecurity component and is a key member of the organization, reporting directly to the Chief Information Officer and, as discussed below, periodically to the Innovation and Technology Committee of our board of directors. To date, the Company has not, to its knowledge, experienced an incident materially affecting or reasonably likely to materially affect the Company.

To prepare and respond to incidents, the Company has implemented a multi-layered cybersecurity program that is intended to comply with Gramm-Leach-Bliley Act (GLBA) 12 CFR 364, Appendix B, integrating people, technology, and processes. This includes employee training, the use of innovative technologies, and the implementation of policies and procedures in the areas of Information Security, Data Governance, Business Continuity and Disaster Recovery, Privacy, Third-Party Risk Management, and Incident Response. Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The cybersecurity program is built upon a foundation of advanced security technology, our internal employee team, and operations based on industry best practices recommendations from the National Institute of Standards and Technology (NIST) Cybersecurity Framework, Federal Financial Institutions Examination Council (FFIEC) Guidelines, and Center for Internet Security (CIS) Benchmarks. This consists of controls designed to identify, protect, detect, respond and recover from information and cyber security incidents. Our Chief Information Security Officer and our Chief Information Officer, who reports directly to our Chief Executive Officer, along with key members of their teams, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.

We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists. We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections as a significant portion of our workforce has the option to work remotely.

The Company relies on third-party vendor solutions to support its operations. Many of these vendors, especially in the financial services industry, have access to sensitive and proprietary information. To mitigate the operational, informational and other risks associated with the use of vendors, the Company maintains a Third-Party Risk Management Program, which is implemented through a Third-Party Risk Management Policy and includes a detailed onboarding process and periodic reviews of vendors with access to sensitive Company data. The Third-Party Risk Management Policy applies to any business arrangement between the Company and another individual or entity, by contract or otherwise, in compliance with the Interagency Guidance on Third-Party Relationships: Risk Management. The Third-Party Risk Management Program is audited periodically in accordance with our Board approved Internal Audit plan.

We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our information security and risk management programs. Regular internal monitoring is integral to the Company’s risk assessment process, which includes regular testing of internal key controls, systems, and procedures. In addition, independent third-party penetration testing of the effectiveness of security controls and preparedness measures is conducted at least annually or more often, if warranted by the risk assessment or other external factors. Management determines the scope and objectives of the penetration analysis.

We maintain both an Incident Response Plan and a Crisis Management Plan (the “Plans”) that provide a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees, as discussed further below, and to the Innovation and Technology Committee of our board of directors. The Plans are coordinated through the Business Resiliency Manager and Major Incident Manager, who

ultimately report to the Chief Information Officer, and key members of management are embedded into the Plans by their design. The Plans facilitate coordination across multiple parts of our organization and are evaluated at least annually.

Integral elements of the Plans related to the Company’s response to security vulnerabilities include the following.

•Identifying the appropriate team and any appropriate sub-teams to address specific information and/or cyber security incidents, or categories of information and/or cyber security incidents.
•Coordinating Incident or Crisis Management activities, including developing, maintaining, and following appropriate procedures to respond to and document identified information and/or cyber security incidents.
•Conducting post-incident reviews to gather feedback on information and/or cyber security incident response procedures and address any identified gaps in security measures.
•Providing training and conducting periodic exercises to promote employee and stakeholder preparedness and awareness of the Plans.
•Reviewing the Plans at least annually, or whenever there is a material change in the Company’s business practices that may reasonably affect its cyber incident response procedures.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected our company. For further discussion of risks from cybersecurity threats, see the section captioned “Risks Related to Operational Matters” in Item 1A. Risk Factors.

Governance

Our Chief Information Security Officer is accountable for managing our enterprise information security department and delivering our information security program. The responsibilities of this department include cybersecurity risk assessment, defense operations, cyber incident response, vulnerability assessment, threat intelligence, identity access governance, and the evaluation of third-party risk management and business resilience as it relates to the cybersecurity program.

The foregoing responsibilities are covered on a day-to-day basis by our Chief Information Security Officer and their team. The department consists of information security professionals with varying degrees of education and experience. Individuals within the department are generally subject to professional education and certification requirements. Our Chief Information Security Officer has substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management, including 20 years of cybersecurity experience, 12 of which was spent at the Company.

Our Operational Risk Management group provides guidance, oversight, monitoring and challenge of the first line’s activities. The second line of defense function is separated from the first line of defense function through organizational structure and ultimately reports directly to the Chief Risk Officer.

Our board of directors has established management committees including the Information Technology Steering Committee, which focuses on technology and business impact, and the Operational Risk Management Committee, which focuses on the identification, monitoring, assessment, and management of risk associated with our cyber and information security programs. These committees provide oversight and governance of the technology program and the information security program and are chaired by the Chief Information Officer and Chief Operational Risk Management Officer, respectively, and include the Chief Information Security Officer and other key departmental managers from throughout the entire company. The Information Technology Steering Committee meets monthly and the Operational Risk Management Committee meets at least quarterly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings occur from time to time in accordance with the Incident Response Plan to facilitate timely informing and monitoring efforts. The Chief Information Security Officer reports summaries of key issues, including significant cybersecurity incidents, discussed at committee meetings and the actions taken to the Innovation and Technology Committee of our board of directors on a quarterly basis (or more frequently as may be required by the Incident Response Plan).

The Innovation and Technology Committee of our board of directors is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Chief Information Security Officer and our Chief Information Officer provide quarterly reports to the Innovation and Technology Committee of our board of directors regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The Innovation and Technology Committee of our board of directors reviews and approves our information security and technology budgets and strategies annually. Additionally, the Risk Committee of our board of directors reviews key metrics summarizing our cyber security risk profile on a quarterly basis. The Innovation and Technology Committee and Risk Committee of our board of directors each provide a report of their activities to the full board of directors at each board meeting.

Lastly, at least annually, the CISO reports directly to the Board the overall status of the Information Security Program and the Company’s compliance with the Interagency Guidelines for Safeguarding Customer Information. Any material findings related to the risk assessment, risk management and control decisions, service provider arrangements, results of testing, security breaches or violations are discussed as are management’s responses and any recommendations for program changes.

ITEM 2.    PROPERTIES

As of December 31, 2023, we conducted our business through our main office located in Warren, Pennsylvania, 77 other full-service offices and six free-standing drive-through locations throughout our market area in central and western Pennsylvania, 27 full-service offices and one free-standing drive-through location in western New York, 10 full-service offices and one free-standing drive-through location in eastern Ohio, and 20 full-service office locations in Indiana. At December 31, 2023, our premises and equipment had an aggregate net book value of approximately $138.8 million.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol “NWBI”. As of February 20, 2024, we had 22 registered market makers, 9,433 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 127,112,705 shares outstanding.

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

There were no sales of unregistered securities during the quarter ended December 31, 2023.

On December 13, 2012, the Board of Directors approved a program that authorizes the repurchase of approximately 5,000,000 shares of common stock. This program does not have expiration date. During the year ended December 31, 2023, we did not repurchase any shares and there are a maximum of 2,261,130 remaining shares that can be purchased under the current repurchase program.

Stock Performance Graph

The following stock performance graph compares (a) the cumulative total return on our common stock between December 31, 2018 and December 31, 2023, (b) the cumulative total return on stocks included in the Total Return Index for the NASDAQ Stock Market (US) over such period, and (c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that our stock performance will continue in the future with the same or similar trend depicted in the graph. We will not make or endorse any predictions as to future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Northwest Bancshares, Inc., the NASDAQ Composite Index, and the NASDAQ Bank Index

$350
$300
$250
$200
$150
$100
$50
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Northwest Bancshares, Inc.
NASDAQ Composite
NASDAQ Bank

	At December 31,
	2018	2019	2020	2021	2022	2023
Northwest Bancshares, Inc.	100.00	102.35	83.94	98.89	103.43	98.90
NASDAQ Composite	100.00	136.69	198.10	242.03	163.28	236.17
NASDAQ Bank	100.00	117.98	107.14	151.35	126.88	135.67

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

Our earnings depend primarily on net interest income, which is the difference between interest earned on our interest-earning assets, consisting primarily of loans and investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits, borrowed funds, and trust-preferred securities. Net interest income is a function of our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities, as well as a function of the average balance of interest-earning assets compared to the average balance of interest-bearing liabilities. Also contributing to our earnings is noninterest income, which consists primarily of service charges and fees on loan and deposit products and services, fees related to investment management and trust services, net gains and losses on the sale of assets, including SBA loans, and mortgage banking income. Net interest income and noninterest income are offset by provisions for credit losses, general administrative and other expenses, including employee compensation and benefits, occupancy expense and processing costs, as well as by state and federal income tax expense.

Our net income was $135.0 million, or $1.06 per diluted share, for the year ended December 31, 2023 compared to $133.7 million, or $1.05 per diluted share, for the year ended December 31, 2022, and $154.3 million, or $1.21 per diluted share, for the year ended December 31, 2021. The provision for credit losses was $22.9 million for the year ended December 31, 2023 compared to $28.3 million for the year ended December 31, 2022, and a provision credit of $15.8 million for the year ended December 31, 2021.

Selected Financial and Other Data

The summary financial information presented below is derived in part from the Company’s Consolidated Financial Statements. The following is only a summary and should be read in conjunction with the Consolidated Financial Statements and notes included elsewhere in this document. The information at December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 is derived in part from the audited Consolidated Financial Statements that appear in this document.

	At December 31,
	2023	2022
	(In thousands)
Selected Consolidated Financial Data:
Total assets	$14,419,105	14,113,324
Cash and cash equivalents	122,260	139,365
Marketable securities held-to-maturity	124,458	124,455
Marketable securities available-for-sale	182,068	224,537
Mortgage-backed securities held-to-maturity	690,381	756,794
Mortgage-backed securities available-for-sale	861,291	993,571
Loans receivable, net of allowance for credit losses:
Residential mortgage loans held-for-sale	8,768	9,913
Residential mortgage loans	3,401,224	3,469,425
Home equity loans	1,222,455	1,291,772
Consumer loans	2,097,917	2,144,931
Commercial real estate loans	2,918,968	2,775,045
Commercial loans	1,640,234	1,111,330
Total loans receivable, net	11,289,566	10,802,416
Deposits	11,979,902	11,464,548
Borrowed funds	398,895	681,166
Subordinated debt	114,189	113,840
Shareholders’ equity	1,551,317	1,491,486

	For the years ended December 31,
	2023	2022	2021
	(In thousands except per share data)
Selected Consolidated Operating Data:
Total interest income	$587,922	448,798	418,508
Total interest expense	152,239	28,117	27,246
Net interest income	435,683	420,681	391,262
Provision for credit losses	22,874	28,315	(15,788)
Net interest income after provision for credit losses	412,809	392,366	407,050
Noninterest income	113,823	110,849	142,889
Noninterest expense	351,554	329,523	348,815
Income before income taxes	175,078	173,692	201,124
Income tax expense	40,121	40,026	46,801
Net income	$134,957	133,666	154,323
Earnings per share:
Basic	$1.06	1.05	1.22
Diluted	$1.06	1.05	1.21

	At or for the year ended December 31,
	2023	2022	2021
Selected Financial Ratios and Other Data:
Return on average assets (1), (6), (7), (8), (9)	0.95%	0.94%	1.08%
Return on average equity (2), (6), (7), (8), (9)	8.94%	8.80%	9.91%
Average capital to average assets	10.58%	10.71%	10.89%
Capital to total assets	10.76%	10.57%	10.92%
Tangible common equity to tangible assets (10)	8.30%	8.03%	8.43%
Net interest rate spread (3)	2.86%	3.11%	2.89%
Net interest margin (4)	3.28%	3.20%	2.98%
Noninterest expense to average assets (5), (6), (8), (9)	2.46%	2.32%	2.44%
Efficiency ratio (5), (6), (7), (8), (9)	63.98%	62.00%	65.30%
Noninterest income to average assets (7)	0.80%	0.78%	1.00%
Net interest income to noninterest expense (5), (6), (8), (9)	1.24x	1.28x	1.12x
Dividend payout ratio	75.47%	76.19%	65.29%
Nonperforming loans to net loans receivable	0.86%	0.76%	1.60%
Nonperforming assets to total assets	0.67%	0.58%	1.10%
Allowance for credit losses to nonperforming loans	129.01%	143.98%	64.38%
Allowance for credit losses to loans receivable	1.10%	1.08%	1.02%
Average interest-earning assets to average interest-bearing liabilities	1.37x	1.41x	1.39x
Number of banking offices	142	150	170
(1)Represents net income divided by average assets.
(2)Represents net income divided by average equity.
(3)Represents average yield on interest-earning assets less average cost of interest-bearing liabilities (shown on a fully taxable equivalent (“FTE”) basis).
(4)Represents net interest income as a percentage of average interest-earning assets (shown on a FTE basis).
(5)Provision for unfunded commitments was reclassified from other expenses for periods prior to December 31, 2023. Respective ratios were updated to reflect the reclassification.
(6) 2021 includes $3.5 million in merger, asset disposition and restructuring expense.
(7) 2021 includes $25.3 million gain on sale of insurance business.
(8) 2022 includes $5.6 million in merger, asset disposition and restructuring expense.
(9) 2023 includes $6.7 million in merger, asset disposition and restructuring expense.
(10) Excludes goodwill and other intangible assets (non-GAAP).

The following non-GAAP financial measures used by the Company provide information useful to investors in understanding our operating performance and trends, and facilitate comparisons with the performance of our peers. The following table summarizes the non-GAAP financial measures derived from amounts reported in the Company’s Consolidated Statements of Financial Condition.

	December 31, 2023	December 31, 2022	December 31, 2021
Tangible common equity to assets
Total shareholders’ equity	$1,551,317	1,491,486	1,583,571
Less: goodwill and intangible assets	(386,287)	(389,557)	(393,833)
Tangible common equity	$1,165,030	1,101,929	1,189,738

Total assets	$14,419,105	14,113,324	14,501,508
Less: goodwill and intangible assets	(386,287)	(389,557)	(393,833)
Tangible assets	$14,032,818	13,723,767	14,107,675

Tangible common equity to tangible assets	8.30%	8.03%	8.43%

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 of the notes to the Consolidated Financial Statements. Certain accounting policies are important to the understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations. The following is the accounting estimate we believe is critical.

Allowance for Credit Losses.  We recognize that losses will be experienced on assets and that the risk of loss varies with the type of asset, the creditworthiness of a borrower, general economic conditions and the quality of the collateral, if any. We maintain an allowance for expected lifetime losses in the loan portfolio. The allowance for credit losses represents management’s estimate of lifetime expected losses based on all available information. The allowance for credit losses is based on management’s evaluation of relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The loan portfolio is reviewed regularly by management in its determination of the allowance for credit losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions. As an integral part of their examination process, regulatory agencies periodically review our allowance for credit losses and may require us to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for credit losses, a combination of statistical models are applied to various pools of outstanding loans. We use a 24 month forecasting period and revert to historical average loss rates thereafter. Credit relationships that have been classified as substandard or doubtful and are greater than or equal to $1.0 million are reviewed by the Credit Administration department to determine if they no longer continue to demonstrate similar risk characteristics to their loan pool. If a loan no longer demonstrates similar risk characteristics to their loan pool they are removed from the pool and an individual assessment is performed. The allowance calculation is also supplemented with qualitative reserves that take into consideration the current portfolio and specific risk characteristics, such as changes in underwriting standards, portfolio mix, delinquency level, or term, as well as changes in environmental conditions, among other factors, that have occurred but are not yet reflected in the quantitative model component.

Our allowance for credit losses is sensitive to a number of inputs, most notably the macroeconomic forecast assumptions as well as the reasonable and supportable forecasting periods that are incorporated in our estimate of credit losses. Therefore, as the macroeconomic environment and related forecasts change or decisions are made to shorten or lengthen the forecasting period, the allowance for credit losses may change materially. The following sensitivity analyses do not represent management’s expectations of the deterioration of our portfolios or the economic environment, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for credit losses to changes in key inputs. We utilized a multi-scenario based macroeconomic forecast in determining the December 31, 2023 allowance for credit losses, which included a weighting of three scenarios: an upside scenario, a baseline scenario and a downside scenario. We placed the most weight on the baseline scenario, with the remaining weight split evenly between the upside and downside scenarios. If we placed 100% weighting on the baseline scenario, the quantitative allowance for credit losses would have been approximately $15.3 million lower. These forecasts revert to our long-term historical average loss rate after a 24 month forecasting period. If we shortened the forecasting period to twelve months and reverted to our long-term historical loss rate thereafter, the quantitative allowance for credit losses would have been approximately $5.2 million lower.

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

Recently Issued Accounting Standards

The following Accounting Standard Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) have not yet been adopted.

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements.” This ASU includes amendments on several subtopics in the FASB Accounting Standards Codification (“Codification”) to incorporate certain disclosures and presentation requirements currently residing in SEC Regulations S-X and S-K. The adoption of this ASU may lead to certain disclosure being relocated into the financial statements. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. These amendments are to be applied prospectively. If the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K by June 30, 2027, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. We do not believe this guidance will have a material impact on the Company’s financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires additional disaggregated disclosures on entity’s effective tax rate reconciliation and additional details on income taxes paid. This guidance is effective for annual periods beginning after December 15, 2025, with early adoption permitted. This ASU is applied prospectively with the option to apply the ASU retrospectively. We do not believe this guidance will have a material impact on the Company’s financial statements.

Balance Sheet Analysis

Assets. Total assets at December 31, 2023 were $14.419 billion, an increase of $305.8 million, or 2.2%, from $14.113 billion at December 31, 2022. This increase in assets was driven by an increase in total loans receivable. A discussion of significant changes follows.

Cash and cash equivalents. Cash and cash equivalents decreased by $17.1 million, or 12.3%, to $122.3 million at December 31, 2023, from $139.4 million at December 31, 2022. This decrease was primarily to fund organic loan growth, described in further detail below.

Marketable securities.  Marketable securities decreased by $241.2 million, or 11.5%, to $1.858 billion at December 31, 2023, from $2.099 billion at December 31, 2022. Held-to-maturity securities decreased $66.4 million, and available-for-sale marketable securities decreased $174.7 million. These decreases were driven by the maturity and regular monthly cash flows, in addition to the sale of approximately $110.0 million of available-for-sale securities during the year in order to reallocate these funds into higher interest-earning products.

The following table sets forth certain information regarding the amortized cost and fair value of our available-for-sale marketable securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2023		2022
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Residential mortgage-backed securities available-for-sale:
Fixed rate pass-through	$209,069	183,874	227,122	195,986
Variable rate pass-through	7,140	7,080	8,837	8,663
Fixed rate agency CMOs	789,842	646,787	906,962	761,678
Variable rate agency CMOs	23,965	23,550	27,853	27,244
Total residential mortgage-backed securities available-for-sale	1,030,016	861,291	1,170,774	993,571
Marketable securities available-for-sale:
U.S. Government, agency and GSEs	115,755	98,911	119,959	99,793
Municipal securities	85,766	75,469	127,455	111,766
Corporate debt issues	8,466	7,688	13,540	12,978
Total marketable securities available-for-sale	$1,240,003	1,043,359	1,431,728	1,218,108

The following table sets forth certain information regarding the amortized cost and fair value of our held-to-maturity marketable securities portfolio and mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2023		2022
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Residential mortgage-backed securities held-to-maturity:
Fixed rate pass-through	$147,874	127,040	163,196	138,512
Variable rate pass-through	449	450	542	530
Fixed rate agency CMOs	541,529	463,835	592,527	509,202
Variable rate agency CMOs	529	523	529	518
Total residential mortgage-backed securities held-to-maturity	690,381	591,848	756,794	648,762
Marketable securities held-to-maturity:
U.S. Government and agencies	124,458	107,658	124,455	102,622
Total marketable securities held-to-maturity	$814,839	699,506	881,249	751,384

The following table sets forth information regarding the issuers and the carrying value of our mortgage-backed securities at the dates indicated.

	At December 31,
	2023	2022
	(In thousands)
Residential mortgage-backed securities:
FNMA	$568,160	651,404
GNMA	407,441	438,193
FHLMC	576,066	660,762
Other (including non-agency)	5	6
Total residential mortgage-backed securities	$1,551,672	1,750,365

Marketable Securities Portfolio Maturities and Yields.  The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for our marketable securities and mortgage-backed securities portfolios at December 31, 2023. The annualized weighted average yields are calculated by taking the interest of the marketable securities divided by the amortized cost. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	One year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Amortized cost	Annualized weighted average yield (1)	Amortized cost	Annualized weighted average yield (1)	Amortized cost	Annualized weighted average yield (1)	Amortized cost	Annualized weighted average yield (1)	Amortized cost	Fair value	Annualized weighted average yield (1)
	(Dollars in thousands)
Marketable securities available-for-sale:
Government sponsored entities	$—	—%	$45,986	1.07%	$386	2.11%	$—	—%	$46,372	40,597	1.08%
U.S. Government and agency obligations	—	—%	20,000	1.75%	—	—%	49,383	1.27%	69,383	58,314	1.41%
Municipal securities	—	—%	4,278	1.73%	20,725	2.58%	60,763	2.20%	85,766	75,469	2.26%
Corporate debt issues	—	—%	—	—%	8,466	4.49%	—	—%	8,466	7,688	4.49%
Total marketable securities available-for-sale	—	—%	70,264	1.30%	29,577	3.12%	110,146	1.78%	209,987	182,068	1.81%
Residential mortgage-backed securities available-for-sale:
Pass-through certificates	7,283	4.05%	15,781	1.07%	9,791	2.35%	183,354	2.12%	216,209	190,954	2.11%
CMOs	23,965	5.67%	1,258	1.69%	5,878	1.04%	782,706	1.49%	813,807	670,337	1.61%
Total residential mortgage-backed securities available-for-sale	31,248	5.29%	17,039	1.12%	15,669	1.86%	966,060	1.61%	1,030,016	861,291	1.72%
Marketable securities held-to-maturity:
U.S. Government and agency obligations	—		69,471	0.98%	54,987	1.03%	—		124,458	107,658	1.00%
Total investment securities held-to-maturity	—	—%	69,471	0.98%	54,987	1.03%	—	—%	124,458	107,658	1.00%
Residential mortgage-backed securities held-to-maturity:
Pass-through certificates	449	3.39%	197	3.34%	20,217	1.31%	127,460	1.30%	148,323	127,490	1.31%
CMOs	529	6.10%	20,064	0.92%	—	—%	521,465	2.26%	542,058	464,358	2.22%
Total residential mortgage-backed securities held-to-maturity	978	4.86%	20,261	0.94%	20,217	1.31%	648,925	2.07%	690,381	591,848	2.02%
Total marketable securities and mortgage-backed securities	$32,226	5.28%	$177,035	1.12%	$120,450	1.69%	$1,725,131	1.80%	$2,054,842	1,742,865	1.79%

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

Loans Receivable.  Gross loans receivable increased by $494.4 million, or 4.5%, to $11.415 billion at December 31, 2023, from $10.920 billion at December 31, 2022. This increase was due to organic loan growth. Our business banking portfolio increased by $677.2 million, or 17.1%, to $4.633 billion at December 31, 2023 from $3.956 billion at December 31, 2022, primarily as a result of the new commercial lending verticals that we initiated during the current year. Specifically, our commercial and industrial (C&I) loan portfolio increased by $526.8 million, or 46.5%. The increase in our total business banking was partially offset by a decrease in our personal banking loan portfolio by $182.9 million, or 2.6%, to $6.782 billion at December 31, 2023 from $6.965 billion at December 31, 2022. Cash flows from both our marketable securities portfolio and personal banking portfolio were redirected to partially fund business banking growth.

    Set forth below are selected data related to the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Personal Banking:
Residential mortgage loans held-for-sale	$8,768	0.1%	$9,913	0.1%
Residential mortgage loans	3,419,417	30.0%	3,488,686	31.9%
Home equity loans	1,227,858	10.8%	1,297,674	11.9%
Vehicle loans	2,008,601	17.6%	2,056,783	18.8%
Consumer loans (1)	117,426	1.0%	111,872	1.0%
Total Personal Banking	6,782,070	59.5%	6,964,928	63.7%

Commercial Banking:
Commercial real estate	2,628,457	23.0%	2,448,028	22.5%
Commercial real estate - owner occupied	345,553	3.0%	375,527	3.4%
Commercial loans	1,658,729	14.5%	1,131,969	10.4%
Total Commercial Banking	4,632,739	40.5%	3,955,524	36.3%
Total loans receivable, gross	11,414,809	100.0%	10,920,452	100.0%

Total allowance for credit losses	(125,243)		(118,036)
Total loans receivable, net	$11,289,566		$10,802,416
(1)     Consists primarily of secured and unsecured personal loans.

The following table sets forth the maturity of our loan portfolio at December 31, 2023. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which the contractual repayment is due or they contractually mature, if interest only, and fixed-rate loans are included in the period in which the contractual repayment is due.

At December 31, 2023 (In thousands)	Due in one year or less	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
Personal Banking:
Residential mortgage loans	$149,194	566,295	1,265,377	1,439,206	$3,420,072
Home equity loans	100,004	346,759	566,746	209,653	1,223,162
Consumer loans	532,517	1,397,682	135,365	—	2,065,564
Total Personal Banking	781,715	2,310,736	1,967,488	1,648,859	6,708,798

Commercial Banking:
Commercial real estate loans	533,988	1,427,774	935,905	79,273	2,976,940
Commercial loans	422,217	1,130,256	107,854	404	1,660,731
Total Commercial Banking	956,205	2,558,030	1,043,759	79,677	4,637,671

Total Loans	$1,737,920	4,868,766	3,011,247	1,728,536	$11,346,469

Net unearned income and unamortized premiums and discounts					$68,340
Total loans receivable					$11,414,809

The following table sets forth at December 31, 2023, the dollar amount of all fixed-rate loans due one year or more after December 31, 2023.

At December 31, 2023 (In thousands)	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
Personal Banking:
Residential mortgage loans	$555,026	1,235,871	1,382,471	3,173,368
Home equity loans	303,400	398,911	28,078	730,389
Consumer loans	1,384,481	135,731	—	1,520,212
Total Personal Banking	2,242,907	1,770,513	1,410,549	5,423,969

Commercial Banking:
Commercial real estate loans	595,126	33,107	5	628,238
Commercial loans	268,778	32,080	—	300,858
Total Commercial Banking	863,904	65,187	5	929,096

Total Loans	$3,106,811	1,835,700	1,410,554	6,353,065

The following table sets forth at December 31, 2023, the dollar amount of all adjustable-rate loans due one year or more after December 31, 2023. Adjustable and floating-rate loans are included in the table based on the contractual due date of the loan.

At December 31, 2023 (In thousands)	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
Personal Banking:
Residential mortgage loans	$11,270	29,507	56,735	97,512
Home equity loans	43,358	167,836	181,575	392,769
Consumer loans	13,200	—	—	13,200
Total Personal Banking	67,828	197,343	238,310	503,481

Commercial Banking:
Commercial real estate loans	832,647	902,798	79,268	1,814,713
Commercial loans	861,479	75,774	404	937,657
Total Commercial Banking	1,694,126	978,572	79,672	2,752,370

Total Loans	$1,761,954	1,175,915	317,982	3,255,851

The following table provides the various loan sectors in our commercial real estate portfolio at December 31, 2023:

December 31, 2023
Property type	Percent of portfolio
5 or More Unit Dwelling	14.5%
Nursing Home	12.8
Retail Building	12.0
Commercial Office Building - non-owner occupied	9.3
Residential acquisition & development - 1-4 family, townhouses and apartments	4.8
Manufacturing & Industrial Building	4.8
Multi-use building - commercial, retail and residential	4.4
Warehouse/Storage Building	3.9
Commercial office building - owner occupied	3.3
Multi-use building - office and warehouse	3.3
Single Family Dwelling	2.7
Other Medical Facility	2.5
Student Housing	2.2
Hotel/Motel	2.1
2-4 Family	2.1
Agricultural Real Estate	2.1
All Other Types	13.2
Total	100.0%

The following table describes our commercial real estate portfolio by state at December 31, 2023:

December 31, 2023
State	Percent of portfolio
New York	32.4%
Pennsylvania	30.9
Ohio	20.0
Indiana	7.9
All other	8.8
Total	100.0%

Deposits. Total deposits increased by $515.4 million, or 4.5%, to $11.980 billion at December 31, 2023 from $11.465 billion at December 31, 2022. This increase was driven by a $1.551 billion, or 147.4%, increase in time deposits due to customer preferences for this fixed maturity product. Partially offsetting this increase were decreases in savings and money market deposits totaling $659.1 million, or 13.9%, as customers moved balances to higher yielding product alternatives. In addition, demand deposit accounts decreased by $376.1 million, or 6.6%, as we believe customers used funds during this period of higher inflationary costs.

During the year ended December 31, 2023, we purchased $483.9 million of brokered deposits, which made up 18.6% of our time deposits and 4.0% of our total deposit balance at year end. The balance carried an average all-in cost of 5.42% and an average original term of 11.8 months. These purchases were through a registered broker, as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources.

In addition, at year end we had $356.6 million of deposits through our participation in the Intrafi Network Deposits (formerly ICS) program. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple interest-bearing demand accounts at other member banks and Northwest receives an equal amount of deposits from other member banks. The balance carried an average cost of 3.43%.

The following table sets forth the dollar amount of deposits in the various types of accounts we offered at the dates indicated.

	At December 31,
	2023			2022
	Balance	Percent (1)	Rate (2)	Balance	Percent (1)	Rate (2)
	(Dollars in thousands)
Savings deposits	$2,105,234	17.6%	0.42%	$2,275,020	19.9%	0.10%
Demand deposits	5,303,569	44.3%	0.22%	5,679,674	49.5%	0.03%
Money market deposit accounts	1,968,218	16.4%	1.26%	2,457,569	21.4%	0.14%
Time deposits:
Maturing within 1 year	2,464,022	20.6%	4.44%	754,564	6.6%	1.04%
Maturing 1 to 3 years	98,229	0.8%	0.86%	233,303	2.0%	0.97%
Maturing more than 3 years	40,630	0.3%	0.24%	64,418	0.6%	0.21%
Total certificates	2,602,881	21.7%	2.31%	1,052,285	9.2%	0.65%
Total deposits	$11,979,902	100.0%	0.88%	$11,464,548	100.0%	0.12%
(1)   Represents percentage of total deposits.
(2)   Represents weighted average nominal rate at year end.

The following table sets forth the dollar amount of deposits in each state by branch location as of December 31, 2023.

State	Balance	Percent
	(Dollars in thousands)
Pennsylvania	$7,375,130	61.5%
New York	2,773,706	23.2%
Ohio	761,676	6.4%
Indiana	1,069,390	8.9%
Total	$11,979,902	100.0%

The following table indicates the amount of our certificates of deposits of $250,000 or more by time remaining until maturity at December 31, 2023.

Maturity period	Certificates of deposit
(In thousands)
Three months or less	$118,990
Over three months through six months	156,901
Over six months through twelve months	505,596
Over twelve months	6,790
Total	$788,277

At December 31, 2023 and 2022, we had total deposits in excess of $250,000 (the limit for FDIC insurance) of $1.835 billion and $4.031 billion, respectively. At those dates, we had no deposits that were uninsured for any other reason. The following table provides details regarding the Company’s uninsured deposits portfolio:

	As of December 31, 2023
	Balance	Percent of total deposits	Number of relationships
Uninsured deposits per the Call Report (1)	$2,810,966	23.46%	4,924
Less intercompany deposit accounts	976,113	8.15%	12
Less collateralized deposit accounts	432,443	3.61%	239
Uninsured deposits excluding intercompany and collateralized accounts	$1,402,410	11.71%	4,673
(1)     Uninsured deposits presented may be different from actual amounts due to titling of accounts.

Our largest uninsured depositor, excluding intercompany and collateralized deposit accounts, had an aggregate uninsured deposit balance of $19.0 million, or 0.16% of total deposits, as of December 31, 2023. Our top ten largest uninsured depositors, excluding intercompany and collateralized deposit accounts, had an aggregate uninsured deposit balance of $105.8 million, or 0.88% of total deposits, as of December 31, 2023. The average uninsured deposit account balance, excluding intercompany and collateralized accounts, was $300,000 as of December 31, 2023.

Borrowings. Borrowings decreased by $281.9 million, or 35.5%, to $513.1 million at December 31, 2023 from $795.0 million at December 31, 2022. This decrease was a result of growth in lower cost deposits which enabled the paydown of FHLB advances during the year.

The following table sets forth information concerning our borrowings at the dates and for the periods indicated.

	During the years ended December 31,
	2023	2022
	(Dollars in thousands)
FHLB borrowings:
Average balance outstanding	$568,350	96,358
Maximum outstanding at end of any month during year	787,300	551,300
Balance outstanding at end of year	338,500	551,300
Weighted average interest rate during year	5.37%	4.27%
Weighted average interest rate at end of year	5.70%	4.54%

Collateralized borrowings:
Average balance outstanding	$63,694	115,402
Maximum outstanding at end of any month during year	101,059	135,736
Balance outstanding at end of year	35,495	105,766
Weighted average interest rate during year	1.09%	0.19%
Weighted average interest rate at end of year	1.72%	0.27%

Collateral received:
Average balance outstanding	$37,942	14,104
Maximum outstanding at end of any month during year	62,300	42,824
Balance outstanding at end of year	24,900	24,100
Weighted average interest rate during year	5.28%	2.62%
Weighted average interest rate at end of year	5.26%	4.17%

Subordinated borrowings:
Average balance outstanding	$114,029	116,644
Maximum outstanding at end of any month during year	114,189	123,638
Balance outstanding at end of year	114,189	113,840
Weighted average interest rate during year	4.00%	4.00%
Weighted average interest rate at end of year	4.00%	4.00%

Total borrowings:
Average balance outstanding	$784,015	342,508
Maximum outstanding at end of any month during year	1,009,462	795,006
Balance outstanding at end of year	513,084	795,006
Weighted average interest rate during year	4.82%	2.74%
Weighted average interest rate at end of year	5.02%	3.88%

Shareholders’ equity. Total shareholders’ equity at December 31, 2023 was $1.551 billion, or $12.20 per share, an increase of $59.8 million, or 4.0%, from $1.491 billion, or $11.74 per share, at December 31, 2022. This increase was the result of net income of $135.0 million for the year ended December 31, 2023, as well as a decrease in accumulated other comprehensive loss of $21.7 million due primarily to a decrease in unrealized loss in the available-for-sale investment portfolio. These changes were partially offset by $101.7 million of cash dividend payments during the year ended December 31, 2023.

Comparison of Results of Operations for the Years Ended December 31, 2023 and 2022

General. Net income for the year ended December 31, 2023 was $135.0 million, or $1.06 per diluted share, an increase of $1.3 million, or 1.0%, from $133.7 million, or $1.05 per diluted share, for the year ended December 31, 2022. The increase in net income resulted from an increase in net interest income of $15.0 million, or 3.6%, a decrease in the provision for credit losses of $5.4 million, or 19.2%, and an increase in noninterest income of $3.0 million, or 2.7%, partially offset by an increase in noninterest expense of $22.0 million, or 6.7%. Net income for the year ended December 31, 2023 represents a return on average equity and average assets of 8.94% and 0.95%, respectively, compared to 8.80% and 0.94% for the year ended December 31, 2022. A discussion of significant changes follows.

Interest Income. Total interest income increased by $139.1 million, or 31.0%, to $587.9 million for the year ended December 31, 2023 from $448.8 million for the year ended December 31, 2022. This increase is the result of increases in both the average yield and the average balance of interest-earning assets, as well as the change in our interest-earning asset mix. The average yield earned on interest-earning assets increased to 4.40% for the year ended December 31, 2023 from 3.39% for the year ended December 31, 2022 due to the rising interest rate environment. Additionally, the average balance of interest-earning assets increased by $113.6 million, or 0.9%, to $13.367 billion for the year ended December 31, 2023 from $13.254 billion for the year ended December 31, 2022. The changes in interest-earning asset mix are described further below.

    Interest income on loans receivable increased by $135.8 million, or 33.3%, to $543.7 million for the year ended December 31, 2023 from $407.8 million for the year ended December 31, 2022. This increase in interest income on loans receivable is due to increases in both the average yield and average balance of loans receivable. The average yield earned on loans receivable increased to 4.90% for the year ended December 31, 2023 from 3.95% for the year ended December 31, 2022 due to the increase in market interest rates. The average balance of loans receivable increased $781.2 million, or 7.6%, to $11.100 billion for the year ended December 31, 2023 from $10.319 billion for the year ended December 31, 2022 due to organic loan growth in our commercial, residential mortgage, and consumer loan portfolios.

    Interest income on mortgage-backed securities increased by $2.1 million, or 6.8%, to $32.9 million for the year ended December 31, 2023 from $30.8 million for the year ended December 31, 2022. This increase is the result of an increase in the average yield on mortgage-backed securities to 1.80% for the year ended December 31, 2023 from 1.56% for the year ended December 31, 2022 due to the purchase of higher yielding mortgage-backed securities in the prior year. Partially offsetting this increase was a decrease in the average balance of mortgage-backed securities of $146.2 million, or 7.4%, to $1.822 billion for the year ended December 31, 2023 from $1.969 billion for the year ended December 31, 2022 due to the sale of available-for-sale securities during the year coupled with regularly scheduled payments and maturities, the cashflows of which were redirected to higher yielding loans.

    Interest income on investment securities decreased by $229,000, or 3.9%, to $5.6 million for the year ended December 31, 2023 from $5.8 million for the year ended December 31, 2022. This decrease is the result of a decrease in the average balance of investment securities of $24.1 million, or 6.3%, to $357.4 million for the year ended December 31, 2023 from $381.5 million for the year ended December 31, 2022. Partially offsetting this decrease in average balance was an increase in the average yield on investment securities to 1.57% for the year ended December 31, 2023 from 1.53% for the year ended December 31, 2022.

    Dividends on FHLB stock increased by $2.1 million, or 292.9%, to $2.9 million for the year ended December 31, 2023 from $730,000 for the year ended December 31, 2022. This increase is the result of increases in both the average balance and the average yield of FHLB stock. The average balance of FHLB stock increased $22.4 million, or 131.3%, to $39.5 million for the year ended December 31, 2023 from $17.1 million for the year ended December 31, 2022. Required FHLB stock holdings fluctuate with, among other things, the utilization of our borrowing capacity as well as capital requirements established by the FHLB. Additionally, the average yield increased to 7.27% for the year ended December 31, 2023 from 4.27% for the year ended December 31, 2022 due to increases in market interest rates.

    Interest income on interest-earning deposits decreased by $698,000, or 19.4%, to $2.9 million for the year ended December 31, 2023 from $3.6 million for the year ended December 31, 2022. This decrease is attributable to a decrease in the average balance of interest-earning deposits by $519.8 million, or 91.6%, to $47.8 million for the year ended December 31, 2023 from $567.6 million for the year ended December 31, 2022 as the Bank deployed funds into higher yielding loans. Partially offsetting this decrease in average balance was an increase in the average yield on interest-earning deposits to 6.07% for the year ended December 31, 2023 from 0.63% for the year ended December 31, 2022, due to the campaign by the Federal Reserve Board over the last year to raise targeted short-term interest rates to combat inflation.

Interest Expense. Interest expense increased by $124.1 million, or 441.4%, to $152.2 million for the year ended December 31, 2023 from $28.1 million for the year ended December 31, 2022 due to increases in both the average cost and average balance of interest-bearing liabilities, as well as the change in liability mix. The average cost of interest-bearing liabilities increased to 1.56% for the year ended December 31, 2023 from 0.30% for the year ended December 31, 2022 resulting primarily from the rising interest rate environment. In addition, customers shifted balances from savings and market deposit accounts into higher yielding time deposits. The average balance of interest-bearing liabilities increased $355.6 million, or 3.8%, to $9.736 billion for the year ended December 31, 2023 from $9.381 billion for the year ended December 31, 2022 driven by an increase in average borrowed funds of $479.6 million, or 226.2%. Wholesale borrowings were utilized to fund loan growth as well as replace the decrease in the average balance of interest-bearing deposits, which declined by $120.6 million, or 1.4%. Lastly, the average balance of noninterest-bearing demand deposits decreased by $285.6 million, or 9.3%, as we believe customers used funds during a period of higher inflationary costs and searched for higher yield alternatives.

Net Interest Income. Net interest income increased by $15.0 million, or 3.6%, to $435.7 million for the year ended December 31, 2023 from $420.7 million for the year ended December 31, 2022. This increase was attributable to the factors discussed above. Our interest rate spread decreased to 2.83% for the year ended December 31, 2023 from 3.09% for the year ended December 31, 2022, and our net interest margin increased to 3.26% for the year ended December 31, 2023 from 3.17% for the year ended December 31, 2022 due to the change in market rates as well as the change in our interest-earning asset and funding mix.

Provision for Credit Losses. We analyze the allowance for credit losses as described in Note 1(f) of the Notes to the Consolidated Financial Statements. The provision for credit losses decreased by $5.4 million, or 19.2%, to 22.9 million for the year ended December 31, 2023 compared to $28.3 million for the year ended December 31, 2022. The current period provision for credit losses includes $18.7 million for credit losses - loans and $4.2 million for credit losses - unfunded commitments. The prior period provision for credit losses includes $17.9 million for credit losses - loans and $10.5 million for credit losses - unfunded commitments. The $804,000 increase in the provision for credit losses - loans was driven by continued growth within our loan portfolio, and the $6.2 million decrease in our provision for credit losses - unfunded commitments was driven by the timing of the origination of loans with current off-balance sheet exposure as our undrawn commitments increased more rapidly during the prior year.

Net charge-offs to average loans increased to 0.11% for the year ended December 31, 2023 from 0.02% for the year ended December 31, 2022 due to several large recoveries during 2022. Total substandard loans declined by $17.8 million, or 7.5%, to $218.5 million, or 1.91% of loans outstanding at December 31, 2023 from $236.2 million, or 2.16% of loans outstanding at December 31, 2022. This decrease was assisted by the note sale of approximately $8.0 million of nonperforming loans for a net gain of approximately $726,000. In addition, delinquencies remain well controlled.

    In determining the amount of the current period provision, we considered current economic conditions, including unemployment levels, bankruptcy filings, and changes in collateral values, and assessed the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled “Allowance for Credit Losses”. The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at December 31, 2023.

Noninterest Income. Noninterest income increased by $3.0 million, or 2.7%, to $113.8 million for the year ended December 31, 2023 from $110.8 million for the year ended December 31, 2022. This increase was driven by increases in service charges and fees, gains on sales of SBA loans, income from bank owned life insurance, and net gains on sales of real estate owned. Service charges and fees increased $4.0 million, or 7.3%, to $59.2 million for the year ended December 31, 2023 from $55.2 million for the year ended December 31, 2022, driven by commercial loan fees and an increase in deposit related fees based on customer activity in the current year. We also recognized $1.8 million in gains on the sales of SBA loans during the current year due to this newly launched lending vertical. Income from bank owned life insurance increased $1.5 million, or 20.5%, to $8.6 million for the year ended December 31, 2023 from $7.1 million for the year ended December 31, 2022, resulting from death benefits received in the current year. Lastly, the net gain on sales of real estate owned increased $1.4 million, or 232.7%, to $2.0 million for the year ended December 31, 2023 from $603,000 for the year ended December 31, 2022 as a result of gains on foreclosed property sales in the current year. These increases were partially offset by decreases in other operating income and mortgage banking income. Other operating income decreased $3.5 million, or 23.1%, to $11.8 million for the year ended December 31, 2023 from $15.3 million for the year ended December 31, 2022 due to prior year gains on the sales of branch buildings associated with the branch consolidations announced during the prior year. Mortgage banking income decreased $2.4 million, or 50.0%, to $2.4 million for the year ended December 31, 2023 from $4.9 million for the year ended December 31, 2022 due primarily to the volatile interest rate environment causing unfavorable pricing in the secondary market, as well as a slowdown in mortgage loan activity due to higher market interest rates.

In addition, during the current year we sold the mortgage servicing rights on approximately $1.3 billion of one- to four family mortgage loans for an $8.3 million gain, while also selling $110.0 million of investment securities for an equivalent loss, resulting in no impact to capital. However, we were able to reallocate these funds from investments yielding approximately 2.0% into commercial loans yielding over 7.0%.

Noninterest Expense. Noninterest expense increased by $22.0 million, or 6.7%, to $351.6 million for the year ended December 31, 2023 from $329.5 million for the year ended December 31, 2022. This increase was due to increases in almost all expense categories due to both inflationary costs as well as the continued build out of talent and infrastructure necessary to propel the organization to a higher level of performance. In particular, compensation and employee benefits increased $7.3 million, or 3.9%, to $195.7 million for the year ended December 31, 2023 from $188.4 million for the year ended December 31, 2022, driven primarily by the buildout of the commercial business and related credit, risk management, and internal audit support functions over the past twelve months. Processing expenses increased $6.2 million, or 11.8%, to $58.7 million for the year ended December 31, 2023 from $52.5 million for the year ended December 31, 2022 due to the implementation of additional third-party software platforms. FDIC insurance premiums increased $4.5 million, or 94.0%, to $9.3 million for the year ended December 31, 2023 from $4.8 million for the year ended December 31, 2022 due to an increase in the deposit insurance assessment rate beginning in the first quarter of 2023. Professional services increased $3.1 million, or 21.2%, to $17.8 million for the year ended December 31, 2023 from $14.7 million for the year ended December 31, 2022 primarily due to the use of third-party consulting and staffing support. Merger, asset disposition and restructuring expense increased $1.1 million, or 20.2%, to $6.7 million for the year ended December 31, 2023 from $5.6 million for the year ended December 31, 2022 due to the severance and fixed asset charges related to the branch optimization and personnel reductions previously announced. Lastly, other expenses increased $1.1 million, or 21.7%, to $6.4 million for the year ended December 31, 2023 from $5.2 million for the year ended December 31, 2022 due to an increase in employee relocation and other expenses. Partially offsetting these increases was a $1.0 million, or 23.5%, decrease in amortization of intangible assets to $3.3 million for the year ended December 31, 2023 compared to $4.3 million for the year ended December 31, 2022 due to previously acquired intangible assets being fully amortized in the prior year.

Income Taxes. The provision for income taxes increased by $95,000, or 0.2%, to $40.1 million for the year ended December 31, 2023 from $40.0 million for the year ended December 31, 2022. This increase in income tax expense is primarily due to the $1.4 million, or 0.8%, increase in pretax income to $175.1 million for the year ended December 31, 2023 from $173.7 million for the year ended December 31, 2022. Our effective tax rate for the year ended December 31, 2023 was 22.9% compared to 23.0% for the year ended December 31, 2022.

Comparison of Results of Operations for the Years Ended December 31, 2022 and 2021

    General. Net income for the year ended December 31, 2022 was $133.7 million, or $1.05 per diluted share, a decrease of $20.7 million, or 13.4%, from $154.3 million, or $1.21 per diluted share, for the year ended December 31, 2021. The decrease in net income resulted from an increase in the provision for credit losses of $44.1 million, or 279.3%, and a decrease in noninterest income of $32.0 million, or 22.4%. Partially offsetting these unfavorable variances was an increase in net interest income of $29.4 million, or 7.5%, a decrease in income tax expense of $6.8 million, or 14.5%, and a decrease in noninterest expense of $19.3 million, or 5.5%.

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

    Provision for Credit Losses. We analyze the allowance for credit losses as described in Note 1(f) of the Notes to the Consolidated Financial Statements. The provision for credit losses increased by $44.1 million, or 279.3%, to a total provision expense of $28.3 million for the year ended December 31, 2022 compared to a provision credit of $15.8 million for the year ended December 31, 2021. The provision for the year ended December 31, 2022 includes $17.9 million for credit losses - loans and $10.5 million for credit losses - unfunded commitments. The prior period provision for credit losses includes a credit of 11.9 million for credit losses - loans and a credit of $3.9 million for credit losses - unfunded commitments. The $29.7 million, or 250.3%, increase to provision for credit losses - loans was driven primarily by growth within our loan portfolio, and the $14.4 million, or 367.7%, increase to a provision for credit losses - unfunded commitments was driven primarily by the origination of loans with off-balance sheet exposure. Both increases were also impacted by a deterioration in the most recent economic forecasts reflected in our allowance for credit loss models, including a reduction in home and used vehicle values. The negative provision in the prior year was driven by the improvements in the economic forecasts compared to the uncertainty that existed in 2020 for industries impacted by COVID-19. Total classified loans decreased by $126.9 million, or 34.9%, to $236.2 million at December 31, 2022 from $363.2 million at December 31, 2021. In addition, net charge-offs to average loans decreased to 0.02% for the year ended December 31, 2022 from 0.20% for the year ended December 31, 2021.

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

    Noninterest Expense. Noninterest expense decreased by $19.3 million, or 5.5%, to $329.5 million for the year ended December 31, 2022 from $348.8 million for the year ended December 31, 2021 due to decreases across the majority of expense categories. Other expenses decreased $7.0 million, or 57.3%, to $5.2 million for the year ended December 31, 2022 from $12.3 million for the year ended December 31, 2021 driven by an increase in the discount rate used to calculate our pension liability and related pension expense. Compensation and employee benefits decreased $5.5 million, or 2.9%, to $188.4 million for the year ended December 31, 2022 from $193.9 million for the year ended December 31, 2021, despite recognizing approximately $1.4 million of additional expense related to the acceleration of compensation and stock benefits upon the passing of our former Chief Executive Officer. This decrease in compensation and employee benefits, as well as a $1.5 million, or 4.7%, decrease in premises and occupancy costs, to $29.6 million for the year ended December 31, 2022 from $31.1 million for the year ended December 31, 2021, was driven primarily by the branch consolidations completed in April 2022. Processing expenses decreased $3.3 million, or 5.9%, to $52.5 million for the year ended December 31, 2022 from $55.8 million for the year ended December 31, 2021, due to the prior year investment in technology and infrastructure. Professional services decreased $2.9 million, or 16.6%, to $14.7 million for the year ended December 31, 2022 from $17.6 million for the year ended December 31, 2021 primarily due to the utilization of third-party experts to assist with our digital strategy rollout during the prior year. Lastly, amortization of intangible assets decreased $1.3 million, or 23.0%, to $4.3 million for the year ended December 31, 2022 compared to $5.6 million for the year ended December 31, 2021 due to previously acquired intangible assets being fully amortized. These decreases were partially offset by an increase of $2.2 million, or 62.7%, in merger, asset disposition and restructuring expense to $5.6 million for the year ended December 31, 2022 from $3.5 million for the year ended December 31, 2021 due to severance and fixed asset charges related to the branch and personnel optimization to be completed during the first quarter of 2023.

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

	At December 31,
	2023	2022
	(Dollars in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$7,995	5,574
Home equity loans	3,126	2,257
Vehicle loans	3,051	2,471
Consumer loans	927	608
Commercial real estate loans	6,535	7,589
Commercial real estate loans - owner occupied	177	278
Commercial loans	2,780	1,829
Total loans 90 days or more past due	$24,591	20,606
Total real estate owned (REO)	$104	413
Total loans 90 days or more past due and REO	24,695	21,019
Total loans 90 days or more past due to net loans receivable	0.22%	0.19%
Total loans 90 days or more past due and REO to total assets	0.17%	0.15%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	$21,894	19,861
Nonaccrual loans - loans less than 90 days past due	72,490	61,375
Loans 90 days or more past due still accruing	2,698	744
Total nonperforming loans	97,082	81,980
Total nonperforming assets	$97,186	82,393
Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans, or other assets including other real estate owned, considered to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the financial institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable”. Assets classified as “loss” are those considered “uncollectible” so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated as “special mention”. At December 31, 2023, we had 113 loans, with an aggregate principal balance of $130.8 million, designated as “special mention”.

We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. Our largest classified assets generally are also our largest nonperforming assets.

The following table sets forth the aggregate amount of our classified assets at the dates indicated.

	At December 31,
	2023	2022
	(In thousands)
Substandard assets	$218,571	236,653
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$218,571	236,653

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

     We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness. As part of the analysis as of December 31, 2023, we considered the most recent economic conditions and forecasts available. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL increased by $7.2 million, or 6.1%, to $125.2 million, or 1.10% of gross loans at December 31, 2023 from $118.0 million, or 1.08% of total loans, at December 31, 2022. This increase was the result of organic loan growth, as well as a continued deterioration in economic forecasts, specifically including a reduction in used vehicle prices, as well as increased vacancy rates and decreased rents impacting commercial real estate.

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

    We also consider how the levels of non-accrual loans and historical charge-offs have influenced the required amount of ACL. Nonaccrual loans of $94.4 million, or 0.83% of total gross loans receivable at December 31, 2023, increased by $13.1 million, or 16.2%, from $81.2 million, or 0.74% of total gross loans receivable, at December 31, 2022. This increase was primarily related to current commercial real estate loans. As a percentage of average loans, net charge-offs increased to 0.11% for the year ended December 31, 2023 compared to 0.02% for the year ended December 31, 2022 due to some large recoveries in the prior year.

Analysis of the Allowance for Credit Losses. The following table sets forth the analysis of the allowance for credit losses for the periods indicated.

	Years ended December 31,
	2023	2022
	(Dollars in thousands)
Loans receivable	$11,414,809	10,920,452
Average loans outstanding	11,100,118	10,318,898
Allowance for credit losses
Balance at beginning of period	118,036	102,241
ASU 2022-02 Adoption	426	—
Provision for credit losses	18,664	17,860
Charge-offs:
Residential mortgage loans	(1,189)	(2,033)
Home equity loans	(852)	(1,469)
Vehicle loans	(6,468)	(3,621)
Consumer loans	(5,983)	(4,785)
Commercial real estate loans	(2,298)	(7,366)
Commercial real estate loans - owner occupied	(68)	—
Commercial loans	(4,166)	(1,657)
Total charge-offs	(21,024)	(20,931)
Recoveries:
Residential mortgage loans	1,636	792
Home equity loans	709	1,531
Vehicle loans	2,021	2,334
Consumer loans	1,206	1,553
Commercial real estate loans	2,029	10,364
Commercial real estate loans - owner occupied	66	85
Commercial loans	1,474	2,207
Total recoveries	9,141	18,866
Balance at end of period	$125,243	118,036
Allowance for credit losses as a percentage of loans receivable	1.10%	1.08%
Net charge-offs as a percentage of average loans outstanding:
Residential mortgage loans	(0.01)%	0.04%
Home equity loans	0.01%	—%
Vehicle loans	0.22%	0.07%
Consumer loans	4.11%	3.24%
Commercial real estate loans	0.01%	(0.12)%
Commercial real estate loans - owner occupied	—%	(0.02)%
Commercial loans	0.20%	(0.06)%
Total Average Loans Receivable	0.11%	0.02%
Allowance for credit losses as a percentage of nonperforming loans	129.01%	143.98%
Allowance for credit losses as a percentage of nonperforming assets	128.87%	143.26%

Allocation of Allowance for Credit Losses.  The following tables set forth the allocation of the allowance for credit losses by loan category at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category.

	At December 31,
	2023		2022
	Amount	% of total loans (1)	Amount	% of total loans (1)
	(Dollars in thousands)
Balance at end of year applicable to:
Residential mortgage loans	$18,193	30.0%	$19,261	32.0%
Home equity loans	5,403	10.8%	5,902	11.9%
Vehicle loans	26,911	17.6%	23,059	18.8%
Consumer loans	1,199	1.0%	665	1.0%
Commercial real estate loans	51,267	23.1%	44,506	22.5%
Commercial real estate loans - owner occupied	3,775	3.0%	4,004	3.4%
Commercial loans	18,495	14.5%	20,639	10.4%
Total	$125,243	100.0%	$118,036	100.0%
(1)Represents percentage of loans in each category to total loans.

Average Balance Sheets

The following table sets forth average balance sheets, average yields, on a fully taxable equivalent (“FTE”) basis, and average costs, and certain other information at and for the periods indicated. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances. The yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income or expense. The effect of these fees is not considered material. The average yield for loans receivable and investment securities are calculated on a FTE basis. There were no out-of-period adjustments or other exclusions from the amounts presented in the table.

	For the years ended December 31,
	2023			2022			2021
	Average balance	Interest	Average yield/cost (11)	Average balance	Interest	Average yield/cost (11)	Average balance	Interest	Average yield/cost (11)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (includes FTE adjustments of $2,477, $1,954, and $1,922, respectively) (1), (2), (3)	$11,100,118	546,136	4.92%	$10,318,898	409,782	3.97%	$10,239,620	392,265	3.83%
Mortgage-backed securities (4)	1,822,375	32,886	1.80%	1,968,528	30,804	1.56%	1,704,006	21,463	1.26%
Investment securities (includes FTE adjustments of $704, $834, and $747, respectively) (4), (5)	357,436	6,312	1.77%	381,518	6,671	1.75%	350,806	5,848	1.67%
FHLB stock, at cost	39,467	2,868	7.27%	17,065	730	4.27%	20,229	407	2.01%
Interest-earning deposits	47,787	2,901	6.07%	567,609	3,599	0.63%	921,360	1,194	0.13%
Total interest-earning assets (includes FTE adjustments of $3,181, $2,788, and $2,669, respectively)	13,367,183	591,103	4.42%	13,253,618	451,586	3.41%	13,236,021	421,177	3.18%
Noninterest-earning assets (6)	902,626			924,080			1,072,313
Total assets	$14,269,809			$14,177,698			$14,308,334
Interest-bearing liabilities:
Savings deposits	$2,148,127	8,822	0.41%	$2,336,217	2,343	0.10%	$2,232,454	2,440	0.11%
Interest-bearing demand deposits	2,556,281	11,606	0.45%	2,810,889	1,517	0.05%	2,862,677	1,660	0.06%
Money market deposit accounts	2,183,583	24,734	1.13%	2,613,422	3,377	0.13%	2,554,975	2,570	0.10%
Time deposits	1,913,372	60,181	3.15%	1,161,432	6,883	0.59%	1,463,522	12,452	0.85%
Borrowed funds (7)	691,636	32,903	4.76%	212,026	4,531	2.14%	135,285	616	0.46%
Subordinated debt	114,002	4,592	4.03%	117,625	4,750	4.04%	123,457	4,980	4.03%
Junior subordinated debentures	129,434	9,401	7.26%	129,175	4,716	3.60%	128,915	2,528	1.93%
Total interest-bearing liabilities	9,736,435	152,239	1.56%	9,380,786	28,117	0.30%	9,501,285	27,246	0.29%
Noninterest-bearing demand deposits (8)	2,785,279			3,070,892			2,999,392
Noninterest-bearing liabilities	237,810			207,316			250,075
Total liabilities	12,759,524			12,658,994			12,750,752
Shareholders’ equity	1,510,285			1,518,704			1,557,582
Total liabilities and shareholders’ equity	$14,269,809			$14,177,698			$14,308,334
Net interest income		438,864			423,469			393,931
Net interest rate spread (9)			2.86%			3.11%			2.89%
Net interest-earning assets/net interest margin (10)	$3,630,748		3.28%	$3,872,832		3.20%	$3,734,736		2.98%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.37X			1.41X			1.39X
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
(8)Average cost of deposits was 0.91%, 0.12% and 0.16%, respectively and average cost of interest-bearing deposits were 1.20%, 0.16%, and 0.21%, respectively.
(9)Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(10)Net interest margin represents net interest income as a percentage of average interest-earning assets.
(11)Shown on a FTE basis and in consideration of applicable current federal, state and local tax rates. GAAP basis yields for the years ended December 31, 2023, 2022 and 2021 were - Loans: 4.90%, 3.95%, and 3.81%, respectively, Investment securities: 1.57%, 1.53%, and 1.45%, respectively, Interest-earning assets: 4.40%, 3.39%, and 3.16%, respectively. GAAP basis net interest rate spreads were 2.83%, 3.09%, and 2.88%, respectively, and GAAP basis net interest margins were 3.26%, 3.17%, and 2.96% respectively.

Rate/Volume Analysis

The following table presents, on a FTE basis, the changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the year ended December 31, 2023 compared to 2022 and for the year ended December 31, 2022 compared to 2021. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the prior year rate; (2) changes in rate multiplied by the prior year volume; and (3) the total increase or decrease. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate. There were no out-of-period adjustments or other exclusions from the amounts presented in the table.

	Years ended December 31, 2023 vs. 2022			Years ended December 31, 2022 vs. 2021
	Increase/(decrease) due to		Total increase/(decrease)	Increase/(decrease) due to		Total increase/(decrease)

	Rate	Volume		Rate	Volume
	(In thousands)
Interest-earning assets:
Loans receivable	$97,916	38,438	136,354	14,458	3,059	17,517
Mortgage-backed securities	4,720	(2,638)	2,082	5,194	4,147	9,341
Investment securities	67	(426)	(359)	275	548	823
FHLB stock, at cost	510	1,628	2,138	458	(135)	323
Interest-earning deposits	30,861	(31,559)	(698)	4,564	(2,159)	2,405
Total interest-earning assets	134,074	5,443	139,517	24,949	5,460	30,409

Interest-bearing liabilities:
Savings deposits	7,251	(772)	6,479	(217)	120	(97)
Interest-bearing demand deposits	11,245	(1,156)	10,089	(172)	29	(143)
Money market deposit accounts	26,226	(4,869)	21,357	746	61	807
Time deposits	29,647	23,651	53,298	(3,767)	(1,802)	(5,569)
Borrowed funds	5,555	22,817	28,372	2,269	1,646	3,915
Subordinated debt	(12)	(146)	(158)	10	(240)	(230)
Junior subordinated debentures	4,667	18	4,685	2,184	4	2,188
Total interest-bearing liabilities	84,579	39,543	124,122	1,053	(182)	871
Net change in net interest income	$49,495	(34,100)	15,395	23,896	5,642	29,538

Liquidity and Capital Resources

Northwest Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during their regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The FDIC allows us to consider any unencumbered, available-for-sale marketable security, whose sale would not impair our capital adequacy, to be eligible for liquidity. Liquidity is monitored through the use of a standard liquidity ratio of liquid assets to borrowings plus deposits. Using this formula, Northwest Bank’s liquidity ratio was 9.51% as of December 31, 2023. We adjust our liquidity level in order to meet funding needs of deposit outflows, repayment of borrowings and loan commitments. We also adjust liquidity as appropriate to meet our asset and liability management objectives. Liquidity needs can also be met by temporarily drawing upon lines-of-credit established for such reasons.

Following the first quarter of 2023 bank failures, the Federal Reserve Board (“FRB”) established the Bank Term Funding Program (“BTFP”) as an additional source of available liquidity to support depository institutions through pledging qualifying assets as collateral. The Bank has taken steps to support readiness but has not participated through December 31, 2023. In January 2024, the FRB announced it will stop extending loans under the BTFP after March 11, 2024. At December 31, 2023, Northwest Bank had $3.286 billion of additional borrowing capacity available with the FHLB of Pittsburgh, including a $250.0 million overnight line of credit, which had a balance of $163.5 million at December 31, 2023, as well as $297.5 million of borrowing capacity available with the Federal Reserve Bank and $105.0 million with two correspondent banks. We believe the Bank has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.

In addition to deposits, our primary sources of funds are the amortization and repayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition. We manage the pricing of our deposits to maintain a desired deposit balance. In addition, we invest excess funds in short-term interest earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-earning deposits amounted to $35.9 million at December 31, 2023. For additional information about our cash flows from operating, financing, and investing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing, and financing activities. The primary sources of cash during the current year were net income, principal repayments on loans and mortgage-backed securities and net increase in deposits.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Pittsburgh and the Federal Reserve Bank of Cleveland, which provide an additional source of funds. At December 31, 2023, Northwest Bank had an outstanding balance of $338.5 million with the FHLB of Pittsburgh. We borrow from these sources to reduce interest rate risk and to provide liquidity when necessary.

At December 31, 2023, our customers had $1.186 billion of unused lines of credit available and $198.2 million in loan commitments. This amount does not include the unfunded portion of loans in process. Time deposits scheduled to mature in less than one year at December 31, 2023, totaled $2.464 billion. We believe that a significant portion of such deposits will remain with us.

Deposits are our primary source of externally generated funds. The level of deposit inflows during any given period is heavily influenced by factors outside of our control, such as consumer savings tendencies, the general level of short-term and long-term market interest rates, as well as higher alternative yields that investors may obtain on competing investments such as money market mutual funds. Financial institutions, such as Northwest Bank, are also subject to deposit outflows. Our net deposits increased by $515.4 million for the year ended December 31, 2023, decreased by $836.6 million for the year ended December 31, 2022, and increased by $701.9 million for the year ended December 31, 2021.

Similarly, the amount of principal repayments on loans and the amount of new loan originations is heavily influenced by the general level of market interest rates, consumer confidence and consumer spending. Funds received from loan maturities and principal payments on loans for the years ended December 31, 2023, 2022 and 2021 were $3.447 billion, $4.047 billion, and $4.490 billion, respectively. Loan originations for the years ended December 31, 2023, 2022 and 2021 were $4.162 billion, $4.948 billion, and $4.715 billion, respectively. We also sell a portion of the loans we originate as part of our mortgage banking operations, and the cash flows from such sales for the years ended December 31, 2023, 2022 and 2021 were $203.7 million, $383.9 million, and $804.7 million, respectively.

We experience significant cash flows from our portfolio of marketable securities as principal payments are received on mortgage-backed securities and as investment securities mature or are called. Cash flows from the repayment of principal and the maturity or call of marketable securities for the years ended December 31, 2023, 2022 and 2021 were $169.0 million, $330.4 million, and $517.9 million, respectively.

When necessary, we utilize borrowings as a source of liquidity and as a source of funds for long-term investment when market conditions permit. The net cash flow from the receipt and repayment of borrowings was a net decrease of $282.3 million, a net increase of $532.0 million, and a net decrease of $20.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Northwest Bancshares, Inc. is a separate legal entity from Northwest Bank and must provide for its own liquidity to pay dividends to shareholders, to repurchase its common stock and for other corporate purposes. Northwest Bancshares’ primary source of liquidity is the dividend payments it receives from Northwest Bank. During 2020, Northwest Bancshares, Inc. issued $125.0 million of subordinated debt. At December 31, 2023, Northwest Bancshares, Inc. (on an unconsolidated basis) had liquid assets of $276.0 million.

Other activity with respect to cash flow was the payment of cash dividends on common stock in the amount of $101.7 million, $101.5 million, and $100.3 million for years the ended December 31, 2023, 2022 and 2021, respectively.

At December 31, 2023, stockholders’ equity totaled $1.551 billion. During 2023, our Board of Directors declared regular quarterly cash dividends totaling $0.80 per share of common stock.

We monitor the capital levels of Northwest Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. Northwest Bank is required by the Pennsylvania Department of Banking and Securities and the FDIC to meet minimum capital adequacy requirements. At December 31, 2023, Northwest Bank exceeded all regulatory minimum capital requirements and is considered to be “well capitalized”. In addition, as of December 31, 2023, we were not aware of any recommendation by a regulatory authority that, if it were implemented, would have a material effect on liquidity, capital resources or operations.

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

	At December 31,
	2023	2022
	(Dollars in thousands)
Total shareholders’equity (GAAP capital)	$1,516,850	1,562,610
Add: Accumulated other comprehensive loss	137,847	159,511
Less: non-qualifying intangible assets	(265,889)	(269,159)
CET 1 capital	1,388,808	1,452,962
Additions to Tier 1 capital	—	—
Leverage or Tier 1 capital	1,388,808	1,452,962
Add: Tier 2 capital (1)	131,928	115,240
Total risk-based capital	$1,520,736	1,568,202
Average assets for leverage ratio	$14,322,564	14,017,646
Net risk-weighted assets including off-balance-sheet items	$11,211,971	10,659,180
CET 1 capital ratio	12.387%	13.631%
Minimum requirement	4.500%	4.500%
Leverage capital ratio	9.697%	10.365%
Minimum requirement	4.000%	4.000%
Total risk-based capital ratio	13.564%	14.712%
Minimum requirement	8.000%	8.000%
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

Contractual Obligations. We are obligated to make future payments according to various contracts. The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2023.

	Payments due
	Less than one year	One year to less than three years	Three years to less than five years	Five years or greater	Total
	(In thousands)
Supplemental Executive Retirement Plan (1)	$—	—	—	1,021	1,021
Term notes payable to the FHLB of Pittsburgh (2)	338,500	—	—	—	338,500
Collateralized borrowings (2)	35,495	—	—	—	35,495
Collateral received (2)	24,900	—	—	—	24,900
Subordinated debentures (2)	—	—	—	114,800	114,800
Junior subordinated debentures (2)	—	—	—	129,574	129,574
Operating leases (3)	6,153	11,768	11,572	63,147	92,640
Total	$405,048	11,768	11,572	308,542	736,930
Commitments to extend credit	$198,166	—	—	—	198,166
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

Our practice is to reduce our exposure to interest rate risk generally by matching the maturities of our interest rate sensitive assets and liabilities and by increasing the interest rate sensitivity of our interest-earning assets. We purchase adjustable-rate investment securities and mortgage-backed securities, which at December 31, 2023, totaled $39.7 million, and originate adjustable-rate loans, which at December 31, 2023, totaled $4.032 billion or 35.5% of our gross loan portfolio. Of our $13.283 billion of interest-earning assets at December 31, 2023, $4.072 billion, or 30.7%, consisted of assets with adjustable rates of interest. When open market conditions are favorable, we also attempt to reduce interest rate risk by lengthening the maturities of our interest-bearing liabilities by using FHLB advances as a source of long-term fixed-rate funds, if necessary, and by promoting longer-term certificates of deposit. At times, the Company may also use derivatives to adjust our interest rate risk profile. As of December 31, 2023 we had $175 million of cash flow hedges.

At December 31, 2023, total interest-earning liabilities maturing or re-pricing within one year exceeded total interest-bearing assets maturing or re-pricing in the same period by $565.9 million, representing a negative one-year gap ratio of 3.92%.

The following table sets forth, on a carrying value basis, the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2023, which are expected to re-price or mature, based upon certain assumptions, in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the earlier of the term of re-pricing or the contractual term of the asset or liability. We believe that these assumptions approximate the standards used in the financial services industry and consider them appropriate and reasonable.

	Amounts maturing or re-pricing
	Within 1 year	Over 1-3 years	Over 3-5 years	Over 5-10 years	Over 10 years	Total
	(Dollars in thousands)
Rate-sensitive assets:
Interest-earning deposits	$78,689	—	—	—	—	78,689
Mortgage-backed securities:
Fixed-rate	208,684	340,821	282,156	443,672	246,467	1,521,800
Variable-rate	29,872	—	—	—	—	29,872
Investment securities	8,655	50,563	113,268	107,436	26,604	306,526
Mortgage loans:
Adjustable-rate	36,973	15,327	33,026	14,735	138	100,199
Fixed-rate	398,133	689,205	572,425	1,034,657	625,453	3,319,873
Home equity loans:
Adjustable-rate	403,123	—	—	—	—	403,123
Fixed-rate	125,323	215,899	178,363	262,420	38,034	820,039
Consumer loans	675,156	982,060	370,114	23,165	15,069	2,065,564
Commercial real estate loans	1,904,597	698,336	314,031	26,459	33,517	2,976,940
Commercial loans	1,062,508	389,577	175,187	14,761	18,698	1,660,731
Total rate-sensitive assets	4,931,713	3,381,788	2,038,570	1,927,305	1,003,980	13,283,356

Rate-sensitive liabilities:
Time deposits	2,465,478	97,076	37,142	2,922	263	2,602,881
Money market demand accounts	1,631,852	—	—	—	336,366	1,968,218
Savings deposits	429,344	515,956	515,956	643,978	—	2,105,234
Interest-bearing demand deposits	617,807	394,121	394,121	985,303	243,194	2,634,546
FHLB Advances	163,500	25,000	150,000	—	—	338,500
Collateral	24,900	—	—	—	—	24,900
Other borrowings	35,495	—	—	—	—	35,495
Trust Preferred Securities	129,574	—	—	—	—	129,574
Subordinated debt	(349)	114,538	—	—	—	114,189
Total rate-sensitive liabilities	$5,497,601	1,146,691	1,097,219	1,632,203	579,823	9,953,537

Cumulative interest sensitivity gap	$(565,888)	1,669,209	2,610,560	2,905,662	3,329,819	3,329,819

Cumulative interest sensitivity gap as a percentage of total assets	(3.92)%	11.58%	18.10%	20.15%	23.09%	23.09%
Cumulative interest-earning assets as a percent of cumulative interest-bearing liabilities	89.71%	125.12%	133.72%	131.00%	133.45%	133.45%

At December 31, 2022, we had a cumulative interest sensitivity gap as a percentage of total assets of 25.41%. We have an Asset/Liability Committee, consisting of members of management, which meets monthly to review market interest rates, economic conditions, the pricing of interest earning assets and interest bearing liabilities and our balance sheet structure. On a quarterly basis, this committee also reviews our interest rate risk position and our cash flow projections.

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

The following table illustrates the simulated impact of a parallel 100 bps, 200 bps or 300 bps upward or 100 bps, 200 bps, or 300 bps downward movement in interest rates on net interest income, net income, return on average equity, earnings per share, and market value of equity. These analyses were prepared assuming that total interest-earning asset and interest-bearing liability levels at December 31, 2023 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from December 31, 2023 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps	200 bps	300 bps
Projected percentage increase/(decrease) in net interest income	(1.4)%	(3.1)%	(4.9)%	(0.1)%	(5.2)%	(11.2)%
Projected percentage increase/(decrease) in net income	(3.3)%	(7.4)%	(11.5)%	(0.3)%	(12.7)%	(27.0)%
Projected increase/(decrease) in return on average equity	(3.1)%	(7.1)%	(11.1)%	(0.2)%	(12.2)%	(26.1)%
Projected increase/(decrease) in earnings per share	$(0.04)	$(0.08)	$(0.13)	$—	$(0.14)	$(0.29)
Projected percentage increase/(decrease) in market value of equity	(8.6)%	(17.2)%	(25.3)%	8.6%	10.8%	9.4%

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

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps	200 bps	300 bps
Projected percentage decrease in net interest income	(1.3)%	(2.7)%	(4.3)%	(5.0)%	(10.8)%	(16.9)%
Projected percentage decrease in net income	(2.8)%	(5.9)%	(9.3)%	(11.8)%	(25.0)%	(39.2)%
Projected decrease in return on average equity	(2.6)%	(5.6)%	(8.9)%	(11.2)%	(24.0)%	(37.9)%
Projected decrease in earnings per share	$(0.03)	$(0.07)	$(0.11)	$(0.14)	$(0.30)	$(0.48)
Projected percentage decrease in market value of equity	(8.1)%	(16.3)%	(26.2)%	2.6%	6.3%	7.1%

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

When assessing our interest rate sensitivity, analysis of historical trends indicates that loans will prepay at various speeds (or annual rates) depending on the variance between the weighted average portfolio rates and the current market rates. In preparing the table above, the following assumptions were used: (i) adjustable-rate mortgage loans will prepay at an annual rate of 8% to 23%; (ii) fixed-rate mortgage loans will prepay at an annual rate of 6% to 70%, depending on the type of loan; (iii) commercial loans will prepay at an annual rate of 10% to 30%; and (iv) consumer loans held by Northwest Bank will prepay at an annual rate of 13% to 23%.  In regards to our deposits, it has been assumed that (i) fixed maturity deposits will not be withdrawn prior to maturity; (ii) a significant majority of money market accounts will re-price immediately; (iii) savings accounts will gradually re-price over three years; and (iv) checking accounts will re-price either when the rates on such accounts re-price as interest rate levels change, or when deposit holders withdraw funds from such accounts and select other types of deposit accounts, such as certificate accounts, which may have higher interest rates. For purposes of this analysis, management has estimated, based on historical trends, that $617.8 million, or 23.5%, of our interest-bearing demand accounts and $429.3 million, or 20.4%, of our savings deposits are interest sensitive and may re-price in one year or less, and that the remainder may re-price over longer time periods.

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

In addition, we regularly measure and monitor the market value of our net assets and the changes therein. While fluctuations are expected because of changes in interest rates, we have established policy limits for various interest rate scenarios. Given interest rate shocks of +100 to +300 bps and -100 to -300 bps the market value of net assets is not expected to decrease by more than 15% to 35%.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

    Management, including the principal executive officer and principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on such assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based upon those criteria.

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

Opinion on Internal Control Over Financial Reporting

We have audited Northwest Bancshares, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Northwest Bancshares, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Northwest Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Allowance for credit losses for loans evaluated on a collective basis
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses for loans held for investment was $125.2 million as of December 31, 2023, a portion of which included the measurement of expected credit losses on a collective (pool) basis for those loans that share similar risk characteristics. The expected credit loss methodologies incorporate probability of default (PD) and loss given default (LGD) models to determine a PD and LGD loss assumption which is applied to loan level exposures on an undiscounted basis over the contractual term of the loans, adjusted for prepayments, certain of which use a prepayment model. The Company uses a twenty-four month reasonable and supportable forecast period, which is based on a probability-weighted multiple macroeconomic forecast approach (macroeconomic forecasts) and reverts to historical average loss rates over a twelve-month period for the remaining life of the loans. The following methodologies were developed for each significant loan portfolio segment: (1) the allowance for credit losses within the residential mortgage and home equity loan portfolios are calculated using a PD, LGD and prepayment model adjusted for asset specific characteristics at the loan-level using projected default rates, prepayment rates, and severity rates as well as macroeconomic forecasts determined at the pool level; (2) the allowance for credit losses within the vehicle loan portfolio is calculated using a PD, LGD and prepayment model adjusted for asset specific characteristics at the loan-level using projected default rates and prepayment rates, as well as macroeconomic forecasts determined at the pool level; (3) the allowance for credit losses for commercial real estate small business and commercial small business loan portfolios are calculated using PD and LGD models at the borrower-level using both a regression model and a fractional logit model, as well as macroeconomic forecasts and expected prepayment rates at the pool level; and (4) the allowance for credit losses for the commercial real estate and commercial loan portfolios are calculated using PD and LGD models at the pool-level using projected default and severity rates as well as macroeconomic forecasts and expected prepayment rates determined at the pool level. A portion of the collective ACL is comprised of adjustments to historical loss information for asset-specific risk characteristics to reflect the extent they do not exist in the historical loss information. These adjustments are based on qualitative factors not reflected in the quantitative models but are likely to impact the measurement of estimated credit losses.
We identified the assessment of the expected credit losses on a collective basis for all loans, except for consumer loans (the collective ACL) as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodologies, including the (1) PD, LGD and prepayment models and their significant assumptions, including the selection and weighting of the macroeconomic forecasts, and the reasonable and supportable forecast period, (2) adjustment for asset specific risk characteristics for residential mortgage, home equity and vehicle loans and (3) the qualitative factors and their significant assumptions. The assessment also included an evaluation of the conceptual soundness and performance of the models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s collective ACL estimate, including controls over the:
•development of the collective ACL methodologies
•development of the small business banking PD, LGD and prepayment models
•continued use and conceptual soundness of the PD, LGD and prepayment models
•performance monitoring of the models
•determination and measurement of the significant assumptions used in the models
•determination of the qualitative factors, including the significant assumptions used in the measurement of the qualitative factors
•analysis of the collective ACL results, trends, and ratios.
We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodologies for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development and performance testing of the model assumptions, inclusive of the metrics used for asset-specific risk characteristics for the mortgage, home equity, and vehicle models, by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance testing of the model assumptions by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection and weighting of the macroeconomic forecasts, by comparing it to the Company’s business environment and relevant industry practices
•evaluating the length of the reasonable and supportable forecast period by comparing it to specific portfolio risk characteristics and trends
•evaluating the methodology used to develop the qualitative factors and the effect of certain factors on the collective ACL compared with relevant credit risk factors and consistency with credit trends.
We also assessed the sufficiency of the audit evidence obtained related to the collective ACL estimate by evaluating the cumulative results of the audit procedures, qualitative aspects of the Company’s accounting practices, and potential bias in the accounting estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 1963.

Pittsburgh, Pennsylvania
February 23, 2024

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, excluding share data)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$122,260	139,365
Marketable securities available-for-sale (amortized cost of $1,240,003 and $1,431,728, respectively)	1,043,359	1,218,108
Marketable securities held-to-maturity (fair value of $699,506 and $751,384, respectively)	814,839	881,249
Total cash and cash equivalents and marketable securities	1,980,458	2,238,722

Loans held-for-sale	8,768	9,913
Loans held for investment	11,406,041	10,910,539
Allowance for credit losses	(125,243)	(118,036)
Loans receivable, net	11,289,566	10,802,416

FHLB stock, at cost	30,146	40,143
Accrued interest receivable	47,353	35,528
Real estate owned, net	104	413
Premises and equipment, net	138,838	145,909
Bank-owned life insurance	251,895	255,062
Goodwill	380,997	380,997
Other intangible assets, net	5,290	8,560
Other assets	294,458	205,574
Total assets	$14,419,105	14,113,324

Liabilities and shareholders’ equity
Liabilities:
Deposits	$11,979,902	11,464,548
Borrowed funds	398,895	681,166
Subordinated debt	114,189	113,840
Junior subordinated debentures	129,574	129,314
Advances by borrowers for taxes and insurance	45,253	47,613
Accrued interest payable	13,669	3,231
Other liabilities	186,306	182,126
Total liabilities	12,867,788	12,621,838

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 127,110,453 and 127,028,848 shares issued and outstanding, respectively	1,271	1,270
Additional paid-in capital	1,024,852	1,019,647
Retained earnings	674,686	641,727
Accumulated other comprehensive loss	(149,492)	(171,158)
Total shareholders’ equity	1,551,317	1,491,486
Total liabilities and shareholders’ equity	$14,419,105	14,113,324
See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, excluding share data)

	Years ended December 31,
	2023	2022	2021
Interest income:
Loans receivable	$543,659	407,828	390,343
Mortgage-backed securities	32,886	30,804	21,463
Taxable investment securities	3,258	3,070	2,616
Tax-free investment securities	2,350	2,767	2,485
FHLB stock dividends	2,868	730	407
Interest-earning deposits	2,901	3,599	1,194
Total interest income	587,922	448,798	418,508
Interest expense:
Deposits	105,343	14,120	19,122
Borrowed funds	46,896	13,997	8,124
Total interest expense	152,239	28,117	27,246
Net interest income	435,683	420,681	391,262
Provision for credit losses - loans	18,664	17,860	(11,883)
Provision for credit losses - unfunded commitments (1)	4,210	10,455	(3,905)
Net interest income after provision for credit losses	412,809	392,366	407,050
Noninterest income:
Loss on sale of investments	(8,307)	(8)	(176)
Gain on sale of mortgage servicing rights	8,305	—	—
Gain on sale of SBA loans	1,800	—	—
Gain on sale of loans	726	—	—
Service charges and fees	59,214	55,188	51,837
Trust and other financial services income	27,284	27,765	27,921
Insurance commission income	—	—	3,633
Gain on real estate owned, net	2,006	603	442
Income from bank-owned life insurance	8,588	7,129	6,050
Mortgage banking income	2,431	4,865	15,892
Gain on sale of insurance business	—	—	25,327
Other operating income	11,776	15,307	11,963
Total noninterest income	113,823	110,849	142,889
Noninterest expense:
Compensation and employee benefits	195,691	188,359	193,887
Premises and occupancy costs	29,151	29,618	31,073
Office operations	12,955	13,318	13,769
Collections expense	1,695	1,808	1,932
Processing expenses	58,687	52,496	55,763
Marketing expenses	9,444	9,095	8,237
Federal deposit insurance premiums	9,271	4,778	4,975
Professional services	17,819	14,703	17,621
Amortization of intangible assets	3,270	4,277	5,553
Real estate owned expense	456	223	298
Merger, asset disposition and restructuring expense	6,749	5,617	3,453
Other expenses	6,366	5,231	12,254
Total noninterest expense	351,554	329,523	348,815
Income before income taxes	175,078	173,692	201,124
Provision for income taxes:
Federal	31,332	30,910	35,306
State	8,789	9,116	11,495
Total provision for income taxes	40,121	40,026	46,801
Net income	$134,957	133,666	154,323
Basic earnings per share	$1.06	1.05	1.22
Diluted earnings per share	$1.06	1.05	1.21
(1)     Reclassified from other expenses for periods prior to December 31, 2023
See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2023	2022	2021
Net income	$134,957	133,666	154,323
Other comprehensive income net of tax:
Net unrealized holding gains/(losses) on marketable securities:
Unrealized holding gains/(losses), net of tax of $(3,429), $45,321, and $10,333, respectively	7,875	(151,888)	(28,873)
Reclassification adjustment for losses/(gains) included in net income, net of tax of ($1,700), $0, and $92, respectively	5,672	(1)	(287)
Net unrealized holding gains/(losses) on marketable securities	13,547	(151,889)	(29,160)

Change in fair value of interest rate swaps, net of tax of $110, $0, and $0, respectively	(374)	—	—

Defined benefit plan:
Net gain, net of tax $(3,961), $(7,182), $(9,144), respectively	10,019	18,884	23,748
Reclassification adjustments for prior period service costs and actuarial (gains)/losses included in net income, net of tax of $607, $202, and $(515), respectively	(1,526)	(524)	1,332
Net gain on defined benefit plans	8,493	18,360	25,080

Other comprehensive income/(loss)	21,666	(133,529)	(4,080)

Total comprehensive income	$156,623	137	150,243
 See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, excluding per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total shareholders’ equity
Balance at December 31, 2020	$1,270	1,015,502	555,480	(33,549)	1,538,703
Comprehensive income:
Net income	—	—	154,323	—	154,323
Other comprehensive income, net of tax of $766	—	—	—	(4,080)	(4,080)
Total comprehensive income	—	—	154,323	(4,080)	150,243
Exercise of stock options	12	13,999	—	—	14,011
Share repurchases	(18)	(23,836)	—	—	(23,854)
Stock-based compensation expense	3	4,739	—	—	4,742
Stock-based compensation forfeited	(1)	1	—	—	—
Dividends paid ($0.79 per share)	—	—	(100,274)	—	(100,274)
Balance at December 31, 2021	1,266	1,010,405	609,529	(37,629)	1,583,571
Comprehensive income:
Net income	—	—	133,666	—	133,666
Other comprehensive income, net of tax of $38,341	—	—	—	(133,529)	(133,529)
Total comprehensive income	—	—	133,666	(133,529)	137
Exercise of stock options	4	5,169	—	—	5,173
Stock-based compensation expense	1	4,073	—	—	4,074
Stock-based compensation forfeited	(1)	—	—	—	(1)
Dividends paid ($0.80 per share)	—	—	(101,468)	—	(101,468)
Balance at December 31, 2022	1,270	1,019,647	641,727	(171,158)	1,491,486
Comprehensive income:
Net income	—	—	134,957	—	134,957
Other comprehensive income, net of tax of ($8,373)	—	—	—	21,666	21,666
Total comprehensive income	—	—	134,957	21,666	156,623
Adoption of ASU No. 2022-02	—	—	(329)	—	(329)
Exercise of stock options	1	629	—	—	630
Stock-based compensation expense	1	4,575	—	—	4,576
Stock-based compensation forfeited	(1)	1	—	—	—
Dividends paid ($0.80 per share)	—	—	(101,669)	—	(101,669)
Balance at December 31, 2023	$1,271	1,024,852	674,686	(149,492)	1,551,317
 See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2023	2022	2021
Operating activities:
Net income	$134,957	133,666	154,323
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	22,874	28,315	(15,788)
Loss on sale of investments	8,307	—	—
Net loss/(gain) on sale of assets	2,117	42	(1,201)
Mortgage banking activity	(895)	(3,512)	(20,120)
Gain on sale of SBA loans	(1,754)	—	—
Gain on sale of mortgage servicing rights	(8,305)	—	—
Gain on sale of loans	(726)	—	—
Gain on sale of insurance business	—	—	(25,327)
Net depreciation, amortization and accretion	24,497	6,448	6,633
(Increase)/decrease in other assets	(117,813)	(33,751)	22,163
Increase in other liabilities	21,771	19,775	7,930
Net amortization on marketable securities	3,090	4,808	7,757
Noncash compensation expense related to stock benefit plans	4,576	4,074	4,742
Noncash write-down of real estate owned	100	54	173
Deferred income tax (benefit)/expense	(4,920)	(5,504)	12,314
Origination of loans held-for-sale	(198,637)	(362,867)	(752,831)
Proceeds from sale of loans held-for-sale	203,651	383,883	804,690
Net cash provided by operating activities	92,890	175,431	205,458

Investing activities:
Purchase of marketable securities held-to-maturity	—	(212,892)	(658,817)
Purchase of marketable securities available-for-sale	(23,502)	(102,178)	(705,146)
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	65,588	98,701	68,495
Proceeds from maturities and principal reductions of marketable securities available-for-sale	103,424	231,728	449,372
Proceeds from sale of marketable securities available-for-sale	101,229	—	59,579
Proceeds from bank-owned life insurance	13,307	5,096	3,984
Proceeds from sale of mortgage servicing rights	13,118	—	—
Loan originations	(3,963,743)	(4,585,563)	(3,961,816)
Loan purchases	—	(371,121)	—
Proceeds from loan maturities and principal reductions	3,446,731	4,047,147	4,490,089
Net redemptions/(proceeds) of FHLB stock	9,997	(25,959)	7,564
Proceeds from sale of real estate owned	2,735	1,633	2,700
Proceeds from sale of real estate owned for investment, net	—	305	305
Purchases of premises and equipment	(8,564)	(4,320)	(17,517)
Proceeds from sale of insurance business	—	—	28,238
Net cash used in investing activities	(239,680)	(917,423)	(232,970)

NORTHWEST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2023	2022	2021
Financing activities:
Net increase/(decrease) in deposits	$515,354	(836,617)	701,932
Repayments of long-term borrowings	—	(10,094)	(22,105)
Net (decrease)/increase in short-term borrowings	(282,270)	542,073	1,432
(Decrease)/increase in advances by borrowers for taxes and insurance	(2,360)	3,031	(648)
Cash dividends paid on common stock	(101,669)	(101,468)	(100,274)
Proceeds from stock options exercised	630	5,173	14,011
Purchase of common stock for retirement	—	—	(23,854)
Net cash provided by/(used in) financing activities	129,685	(397,902)	570,494
Net (decrease)/increase in cash and cash equivalents	$(17,105)	(1,139,894)	542,982

Cash and cash equivalents at beginning of period	$139,365	1,279,259	736,277
Net (decrease)/increase in cash and cash equivalents	(17,105)	(1,139,894)	542,982
Cash and cash equivalents at end of period	$122,260	139,365	1,279,259

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $86,316, $13,399, and $18,711, respectively)	$141,801	26,690	27,496
Income taxes	47,996	39,365	33,576

Noncash activities:
Loan foreclosures and repossessions	$4,055	4,076	4,897
Sale of real estate owned financed by the Company	70	175	54
 See accompanying notes to Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

(1)     Summary of Significant Accounting Policies

(a)                                 Nature of Operations

Northwest Bancshares, Inc., a Maryland corporation headquartered in Columbus, Ohio, is the bank holding company for its wholly owned subsidiary, Northwest Bank. Northwest Bank, a Pennsylvania chartered savings bank, offers a complete line of business and personal banking products, as well as treasury management solutions and wealth management services through its 142 banking locations in Pennsylvania, New York, Ohio, and Indiana. We have determined that we have one reportable business segment.

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

(d)                                 Marketable Securities

We classify marketable securities at the time of purchase as held-to-maturity, available-for-sale, or trading. Securities for which management has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts on a level yield basis (amortized cost). If it is management’s intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income/(loss), a separate component of shareholders’ equity, net of tax. Securities classified as available-for-sale include securities that may be sold in response to changes in interest rates, resultant prepayment risk, or other market factors. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with changes in fair value included in earnings. The cost of securities sold is determined on a specific identification basis. We held no securities classified as trading at or during the years ended December 31, 2023 and 2022. Fair values are determined as described in Note 16. Throughout the year we validate the prices received from third parties by comparing them to prices provided by a different independent pricing service. We have reviewed the detailed valuation methodologies provided to us by our pricing services.

On a quarterly basis, we measure expected credit losses on held-to-maturity debt securities on a collective basis by major security type and all of our held-to-maturity debt securities are residential mortgage-backed securities. Accrued interest receivable on held-to-maturity debt securities totaled $2.5 million and $2.8 million at December 31, 2023 and December 31, 2022, respectively, and is excluded from estimated credit losses. All of our residential mortgage-backed securities are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

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
December 31, 2023, 2022 and 2021
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

Accrued interest receivable on available-for-sale debt securities totaled $1.6 million and $2.0 million at December 31, 2023 and December 31, 2022, respectively, and is excluded from the estimate of credit losses.

    A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days past due. The receivable for interest income that is accrued but not collected is reversed against interest income when the debt security is placed on nonaccrual status. No debt securities were on nonaccrual status as of December 31, 2023 and December 31, 2022.

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

Loans are reported at amortized cost. Amortized cost is the principal balance outstanding, net of any deferred purchased premiums and discounts, deferred origination fees or costs and the allowance for credit losses. Accrued interest receivable totaled $42.2 million and $30.4 million at December 31, 2023 and December 31, 2022, respectively, and was reported in accrued interest receivable on the Consolidated Statements of Financial Condition. Accrued interest receivable is excluded from the amortized cost basis of loans and from the estimate of allowance for credit losses. Interest income on loans is credited to income as earned. Interest earned on loans for which no payments were received during the month is accrued at month end.

Generally, accrued interest on loans more than 90 days delinquent is reversed and such loans are placed on nonaccrual status, except for credit card loans which are not placed in nonaccrual status based on delinquency. All loans are placed on nonaccrual status when principal or interest is 90 days or more delinquent or when there is reasonable doubt that interest or principal will not be collected in accordance with the contractual terms. Interest receipts on all nonaccrual loans are recognized as interest income when it has been determined that all principal and interest will be collected or are applied to principal when collectability of contractual principal is in doubt. Nonaccrual loans generally are restored to an accrual basis when principal and interest become current and a period of performance has been established in accordance with the contractual terms, typically six months.

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
December 31, 2023, 2022 and 2021
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

We identify certain residential mortgage loans and small business administration guaranteed loans which will be sold prior to maturity, as loans held-for-sale. These loans are recorded at fair value less estimated cost to sell. At December 31, 2023 and 2022, there were $8.8 million and $9.9 million of loans classified as held-for-sale, respectively.

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

Expected credit losses are estimated over the contractual term of the loans, adjusted for prepayments. The contractual term excludes expected extensions, renewals and modifications or the extension or renewal option is included in the contract and is not unconditionally cancellable by the Company.

Credit card receivables do not have stated maturities. In determining the estimated life of a credit card receivable, we first estimate the future cash flows expected to be received and then apply those expected future cash flows to the credit card balance.

The allowance for credit losses is measured on a collective (“pool”) basis when similar risk characteristics exist. For the purpose of calculating portfolio-level reserves, we have grouped our loans into seven segments: residential mortgage loans, home equity loans, vehicle loans, consumer loans, commercial real estate loans, commercial real estate owner-occupied and commercial loans. The allowance for credit losses is measured at the pool level utilizing loan-level inputs wherever possible. We use a twenty-four month forecasting period and revert to historical average loss rates thereafter. The reasonable and supportable forecast is based on a probability-weighted multiple macroeconomic forecast approach and obtained from a third party vendor. Reversion to the mean takes place over a twelve-month period. Our loss rate models utilize a linear reversion method. For our probability of default (“PD”)/loss given default (“LGD”) models we revert the PD utilizing exponential reversion, which is an accelerated method, and the LGD utilizing a linear reversion method. Historical average loss rates are calculated using historical data beginning in 2009 through the current period. As part of the analysis as of December 31, 2023, we considered the most recent macroeconomic forecasts available.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Mortgage and Home Equity Loans

The allowance for credit losses within the mortgage and home equity loan pools is calculated using a non-discounted cash flow method through a PD, LGD, and prepayment model developed by an external third-party and adjusted for asset specific characteristics. These classes are further divided into smaller pools of loans with similar risk characteristics such as: lines versus loans, fixed versus variable, senior lien position versus junior lien position, among other things.

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

    Vehicle Loans

The allowance for credit losses within the vehicle loan pool is calculated using a non-discounted cash flow model through a PD, LGD, and prepayment model developed by an external third-party and adjusted for asset specific risk characteristics. These classes are further divided into smaller pools of loans with similar risk characteristics such as: cars, trucks and powersport vehicles and recreational vehicles. Monthly probabilities of default and prepayments are estimated for each loan, along with estimates of exposure at default and loss given default. The model accepts as inputs key risk drivers such as loan, borrower, and collateral characteristics. It also uses macroeconomic forecasts of used car price indices, gross domestic product, unemployment rates and others.

    Consumer Loans

The allowance for credit losses within the consumer loan portfolio is calculated at the portfolio-level using a non-discounted cash flow method through a suite of loss rate models developed internally with the assistance of an external third-party. This class of financing receivables is further divided into credit cards, unsecured lines of credit and other consumer loans.

The allowance for credit losses for credit cards and unsecured lines of credit is calculated using two transition matrix models to project portfolio-level net charge-off rates. Both models use current balance and delinquency status as key risk drivers. These models are not natively sensitive to macroeconomic forecasts. The necessary adjustments to account for current and expected macroeconomic conditions is captured via our qualitative adjustment framework.

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

The allowance for credit losses for commercial real estate small business portfolio is calculated at a borrower-level with a PD/LGD model. Separate models were built by industry segment. Each model was built with a logistic regression model except for the U.S. Small Business Administration (SBA) and Agriculture sub-portfolios. For SBA, a portfolio-level fractional logit model was developed; the small Agriculture segment uses a simple long-run average loss rate. The LGD model is assumption-based and assigns varying LGDs by industry segment. The models’ overall key inputs are borrower and collateral characteristics and macroeconomic forecasts including real GDP, unemployment, home price appreciation, and real disposable personal income.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
    Commercial Loans and Commercial Real Estate - Owner Occupied Loans

The commercial loan class is further segmented into smaller pools of loans with similar risk characteristics, commercial loans and commercial small business loans, including equipment finance loans.

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

The allowance for credit losses for commercial small business loans is calculated at a borrower-level with a PD/LGD model. Separate models were built by industry segment. Each model was built with a logistic regression model except for the U.S. Small Business Administration (SBA) and Agriculture sub-portfolios. For SBA, a portfolio-level fractional logit model was developed; the small Agriculture segment uses a simple long-run average loss rate. The LGD model is assumption-based and assigns varying LGDs by industry segment. The models’ overall key inputs are borrower and collateral characteristics and macroeconomic forecasts including real GDP, unemployment, home price appreciation, and real disposable personal income.

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

The modifications to borrowers experiencing financial distress are included in their respective portfolio segment and the current loan balance and updated loan terms are run through their respective allowance models to arrive at the quantitative portion of the allowance for credit losses. Subsequent performance of the loans will be measured by delinquency status and will be captured through our models or our qualitative factor assessment, as deemed appropriate. If we no longer believe the loan demonstrates similar risks to their respective portfolio segment, an individual assessment will be performed. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

For off-balance-sheet credit exposures, we estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The liability for credit losses on off-balance-sheet credit exposures is adjusted through a provision for credit loss - unfunded commitments expense on the Consolidated Statements of Income. We estimate the liability balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The estimate includes a consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Off-balance-sheet exposures that are not unconditionally cancellable have been identified for the mortgage, home equity, commercial real estate, and commercial loan portfolios.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
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

We conducted our annual impairment assessment as of June 30, 2023 by first performing a qualitative assessment of goodwill to determine if it was more likely than not that the fair value was less than the carrying value. In performing a qualitative analysis, factors considered include, but are not limited to, macroeconomic conditions, industry and market conditions and overall financial performance. The results of the qualitative assessment for 2023 indicated that it was not more likely than not that the fair value of the reporting unit was less than the carrying value. Consequently, no additional quantitative impairment test was required and no impairment was recorded in 2023. Future events could cause us to conclude that goodwill has become impaired, which would result in recording an impairment loss. There were no events or changes in circumstance in our operations that would cause us to update the assessment performed as of June 30, 2023 and 2022. Accordingly, we have determined that goodwill is not impaired as of December 31, 2023 and 2022.

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
December 31, 2023, 2022 and 2021
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

Pension expense and obligations depend on assumptions used in calculating such amounts. These assumptions include discount rates, anticipated salary increases, interest costs, expected return on plan assets, mortality rates, and other factors. In determining the projected benefit obligations for pension benefits at December 31, 2023 and 2022, we used a discount rate of 4.79% and 4.99%, respectively. We use the FTSE (previously Citigroup) Pension Liability Index rates matching the duration of our benefit payments as of the measurement date, December 31, to determine the discount rate.

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
December 31, 2023, 2022 and 2021
otherwise disposed of and are required to be held in a trust. For restricted stock units and performance stock units, the recipients are not entitled to any of the shareholder rights.

We determine the fair value of each option award, estimated on the grant date, using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model uses variables including expected volatilities, expected term, risk-free discount rate and annual rate of quarterly dividends. Expected volatilities are based on historical volatility of the Company’s stock. The expected terms are based upon actual exercise and forfeiture experience of previous option grants. The risk-free rate is based on yields on U.S. Treasury securities of a similar maturity to the expected term of the options. During the years ended December 31, 2023 and 2022 we awarded no stock options to employees or directors. New shares are issued when options are exercised. Option awards are generally granted with an exercise price equal to the closing market price of the Company’s stock on the day before the grant date.

Stock-based employee compensation expense related to common share awards of $4.3 million, $2.8 million and $4.1 million was included in income before income taxes during the years ended December 31, 2023, 2022 and 2021, respectively. The effect on net income for the years ended December 31, 2023, 2022 and 2021 was a reduction of $3.1 million, $2.0 million and $2.9 million, respectively. Total compensation expense for unvested stock options of $332,000 has yet to be recognized as of December 31, 2023. The weighted average period over which this remaining stock option expense will be recognized is approximately 3.08 years. For additional information regarding grants of stock options and common shares, see Note 15.

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
December 31, 2023, 2022 and 2021
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

(v)                                    Reclassification of Prior Years’ Statements

Certain items previously reported have been reclassified to conform with the current year’s reporting format. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the years ended December 31, 2022 and December 31, 2021, to reclassify the provision for credit losses - unfunded commitments, previously presented in other expense, to provide additional transparency to financial statement users.

(2)     Recently Adopted Accounting Standards

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
December 31, 2023, 2022 and 2021
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

During the current year, we completed our LIBOR transition plan and modified the Company’s loan and other financial instrument contracts that are impacted by the transition. The Company chose the Secured Overnight Financing Rate (“SOFR”) as its alternative replacement for LIBOR on both back-to-back swaps and variable rate loans. There was no material impact to the Company’s financial statements as a result of the transition.

(3)    Leases

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost recognized within our Consolidated Statements of Income were as follows:

	For the years ended December 31,
	2023	2022	2021
Operating lease costs (office operations)	$6,529	6,201	5,802
Variable lease costs (office operations)	863	677	662
Total operating lease costs	$7,392	6,878	6,464

Amounts reported in the Consolidated Statements of Financial Condition were as follows:

	For the years ended December 31,
	2023	2022
Operating leases:
Operating lease ROU assets (other assets)	$61,727	54,925
Operating lease liabilities (other liabilities)	64,723	57,737
Other information related to leases were as follows:

	For the years ended December 31,
	2023	2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$5,941	6,207
ROU assets obtained in exchange for lease obligations	13,736	5,588
Weighted average remaining lease term	16.6 years	15.6 years
Weighted average discount rate	4.2%	3.2%

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
    Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments.

    Maturities of lease liabilities by fiscal year for our operating leases are as follows:

As of December 31, 2023
2024	$6,153
2025	5,912
2026	5,856
2027	5,786
2028	5,786
Thereafter	63,147
Total lease payments	92,640
Less amount of lease payments representing interest	27,917
Total present value of lease payments	$64,723
Rental expense for the years ended December 31, 2023, 2022 and 2021 was $7.4 million, $6.9 million and $6.5 million, respectively.

(4)    Marketable Securities

Marketable securities available-for-sale at December 31, 2023 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after one year through five years	$20,000	—	(1,135)	18,865
Due after ten years	49,383	—	(9,934)	39,449

Debt issued by government-sponsored enterprises:
Due after one year through five years	45,986	—	(5,763)	40,223
Due after five years through ten years	386	—	(12)	374

Municipal securities:
Due after one year through five years	4,279	22	(427)	3,874
Due after five years through ten years	20,725	—	(1,437)	19,288
Due after ten years	60,762	125	(8,580)	52,307

Corporate debt issues:
Due after five years through ten years	8,466	—	(778)	7,688

Residential mortgage-backed securities:
Fixed rate pass-through	209,069	27	(25,222)	183,874
Variable rate pass-through	7,140	11	(71)	7,080
Fixed rate agency CMOs	789,842	—	(143,055)	646,787
Variable rate agency CMOs	23,965	38	(453)	23,550
Total residential mortgage-backed securities	1,030,016	76	(168,801)	861,291
Total marketable securities available-for-sale	$1,240,003	223	(196,867)	1,043,359

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Marketable securities held-to-maturity at December 31, 2023 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due after one year through five years	$69,471	—	(8,100)	61,371
Due after five years through ten years	54,987	—	(8,700)	46,287

Residential mortgage-backed securities:
Fixed rate pass-through	147,874	—	(20,834)	127,040
Variable rate pass-through	449	1	—	450
Fixed rate agency CMOs	541,529	—	(77,694)	463,835
Variable rate agency CMOs	529	—	(6)	523
Total residential mortgage-backed securities	690,381	1	(98,534)	591,848
Total marketable securities held-to-maturity	$814,839	1	(115,334)	699,506

    Marketable securities available-for-sale at December 31, 2022 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after one year through five years	$20,000	—	(1,799)	18,201
Due after ten years	53,152	—	(10,761)	42,391

Debt issued by government-sponsored enterprises:
Due after one year through five years	993	—	(49)	944
Due after five years through ten years	45,814	—	(7,557)	38,257

Municipal securities:
Due within one year	506	—	(1)	505
Due after one year through five years	986	21	(13)	994
Due after five years through ten years	36,332	—	(2,290)	34,042
Due after ten years	89,631	8	(13,414)	76,225

Corporate debt issues:
Due after five years through ten years	13,540	—	(562)	12,978

Residential mortgage-backed securities:
Fixed rate pass-through	227,122	35	(31,171)	195,986
Variable rate pass-through	8,837	10	(184)	8,663
Fixed rate agency CMOs	906,962	—	(145,284)	761,678
Variable rate agency CMOs	27,853	31	(640)	27,244
Total residential mortgage-backed securities	1,170,774	76	(177,279)	993,571
Total marketable securities available-for-sale	$1,431,728	105	(213,725)	1,218,108

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Marketable securities held-to-maturity at December 31, 2022 are as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after one year through five years	$29,478	—	(3,676)	25,802
Due after five years through ten years	94,977	—	(18,157)	76,820

Residential mortgage-backed securities:
Fixed rate pass-through	163,196	—	(24,684)	138,512
Variable rate pass-through	542	—	(12)	530
Fixed rate agency CMOs	592,527	—	(83,325)	509,202
Variable rate agency CMOs	529	—	(11)	518
Total residential mortgage-backed securities	756,794	—	(108,032)	648,762
Total marketable securities held-to-maturity	$881,249	—	(129,865)	751,384

The following table shows the contractual maturity of our residential mortgage-backed securities available-for-sale at December 31, 2023:

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due within one year	$167	166
Due after one year through five years	23,946	22,391
Due after five years through ten years	27,806	26,111
Due after ten years	978,097	812,623
Total residential mortgage-backed securities	$1,030,016	861,291

The following table shows the contractual maturity of our residential mortgage-backed securities held-to-maturity at December 31, 2023:

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due after one year through five years	$20,261	17,861
Due after five years through ten years	20,217	16,308
Due after ten years	649,903	557,679
Total residential mortgage-backed securities	$690,381	591,848

The following table presents information regarding the issuers and the carrying values of our residential mortgage-backed securities at December 31, 2023 and 2022:

	December 31,
	2023	2022
Residential mortgage-backed securities:
FNMA	$568,160	651,404
GNMA	407,441	438,193
FHLMC	576,066	660,762
Other (including non-agency)	5	6
Total residential mortgage-backed securities	$1,551,672	1,750,365

Marketable securities having a carrying value of $368.5 million at December 31, 2023 were pledged under collateral agreements. During the year ended December 31, 2023, we sold marketable securities classified as available-for-sale for $101.2 million, with gross realized gains of $9,000 and gross realized losses of $8.3 million. During the year ended December 31, 2022, there were no sales of marketable securities classified as available-for-sale. During the year ended December 31, 2021, we sold marketable securities classified as available-for-sale for $59.6 million, with gross realized gains of $410,000 and gross realized losses of $396,000. During the years ended December 31, 2023, 2022, and 2021, we did not recognize an allowance for credit losses in our investment portfolio.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The following table shows the fair value and gross unrealized losses on available for sale investment securities and held to maturity investment securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2023:

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$—	—	206,569	(33,644)	206,569	(33,644)
Corporate debt issues	—	—	7,688	(778)	7,688	(778)
Municipal securities	2,753	(81)	66,046	(10,363)	68,799	(10,444)
Residential mortgage-backed securities - agency	17,976	(242)	1,423,707	(267,093)	1,441,683	(267,335)
Total temporarily impaired securities	$20,729	(323)	1,704,010	(311,878)	1,724,739	(312,201)

The following table shows the fair value and gross unrealized losses on investment securities available for sale investment securities and held to maturity investment securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2022:

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

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of December 31, 2023, which were comprised of 488 individual securities, represents a credit loss impairment. All of these securities were issued by U.S. government agencies, U.S. government-sponsored enterprises, local municipalities, or represent corporate debt. The securities issued by the U.S. government agencies or U.S. government-sponsored enterprises are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The corporate debt issues and securities issued by local municipalities were all highly rated by major rating agencies and have no history of credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. The Company does not have the intent to sell these investment securities and it is likely that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company’s held-to-maturity debt securities are issued by U.S. government-sponsored agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The decline in fair value of the held-to-maturity debt securities were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities, therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2023.

The following table presents the credit quality for our held-to-maturity securities, based on the latest information available as of December 31, 2023 (in thousands). The credit ratings are sourced from nationally recognized rating agencies, which include Moody’s and S&P, they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of December 31, 2023.

	AA+	Total
Held-to-maturity securities:
Debt issued by the U.S. government-sponsored agencies	$124,458	124,458
Residential mortgage-backed securities	690,381	690,381
Total marketable securities held-to-maturity	$814,839	814,839

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
(5)    Loans Receivable

The following table shows a summary of our loans receivable at amortized cost basis at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023			December 31, 2022
	Originated (1)	Acquired (2)	Total	Originated (1)	Acquired (2)	Total
Personal Banking:
Residential mortgage loans (3)	$3,283,299	144,886	3,428,185	3,327,879	170,720	3,498,599
Home equity loans	1,103,410	124,448	1,227,858	1,131,641	166,033	1,297,674
Vehicle loans	1,943,540	65,061	2,008,601	1,965,385	91,398	2,056,783
Consumer loans	111,446	5,980	117,426	104,284	7,588	111,872
Total Personal Banking	6,441,695	340,375	6,782,070	6,529,189	435,739	6,964,928

Commercial Banking:
Commercial real estate loans	2,389,537	238,920	2,628,457	2,135,607	312,421	2,448,028
Commercial real estate loans - owner occupied	319,195	26,358	345,553	341,704	33,823	375,527
Commercial loans	1,623,481	35,248	1,658,729	1,082,914	49,055	1,131,969
Total Commercial Banking	4,332,213	300,526	4,632,739	3,560,225	395,299	3,955,524
Total loans receivable, gross	10,773,908	640,901	11,414,809	10,089,414	831,038	10,920,452

Allowance for credit losses	(118,079)	(7,164)	(125,243)	(107,379)	(10,657)	(118,036)
Total loans receivable, net (4)	$10,655,829	633,737	11,289,566	9,982,035	820,381	10,802,416
(1)Includes originated and purchased loan pools purchased in an asset acquisition.
(2)Includes loans subject to purchase accounting in a business combination.
(3)Includes $8.8 million and $9.9 million of loans held-for-sale at December 31, 2023 and December 31, 2022, respectively.
(4)Includes $68.3 million and $76.1 million of net unearned income, unamortized premiums and discounts and deferred fees and costs at December 31, 2023 and December 31, 2022, respectively.

During the year ended December 31, 2022, the Company purchased a total of $182.8 million small business equipment finance loan pools and a total of $188.3 million one- to four-family jumbo mortgage loan pools. No loans were purchased during the year ended December 31, 2023.

As of December 31, 2023 and 2022, we serviced loans for others approximating $230.8 million and $1.549 billion, respectively. These loans serviced for others are not our assets and are not included in our financial statements.

As of December 31, 2023 and 2022, approximately 38% and 41% of our loan portfolio was secured by properties located in Pennsylvania. We do not believe we have significant concentrations of credit risk to any one group of borrowers given our underwriting and collateral requirements.

Loans receivable as of December 31, 2023 and 2022 include $4.032 billion and $3.333 billion, respectively, of adjustable rate loans and $7.314 billion and $7.511 billion, respectively, of fixed rate loans.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the year ended December 31, 2023 (in thousands):

	Balance as of December 31, 2023	Current period provision	Charge-offs	Recoveries	ASU 2022-02 Adoption	Balance as of December 31, 2022
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$18,193	(1,515)	(1,189)	1,636	—	19,261
Home equity loans	5,403	(356)	(852)	709	—	5,902
Vehicle loans	26,911	8,299	(6,468)	2,021	—	23,059
Consumer loans	1,199	5,311	(5,983)	1,206	—	665
Total Personal Banking	51,706	11,739	(14,492)	5,572	—	48,887

Commercial Banking:
Commercial real estate loans	51,267	6,604	(2,298)	2,029	426	44,506
Commercial real estate loans - owner occupied	3,775	(227)	(68)	66	—	4,004
Commercial loans	18,495	548	(4,166)	1,474	—	20,639
Total Commercial Banking	73,537	6,925	(6,532)	3,569	426	69,149
Total	$125,243	18,664	(21,024)	9,141	426	118,036

Allowance for Credit Losses - off-balance-sheet exposure (1)
Personal Banking:
Residential mortgage loans	$2	(2)	—	—	—	4
Home equity loans	65	(9)	—	—	—	74
Total Personal Banking	67	(11)	—	—	—	78

Commercial Banking:
Commercial real estate loans	6,147	772	—	—	—	5,375
Commercial real estate loans - owner occupied	173	(206)	—	—	—	379
Commercial loans	10,736	3,655	—	—	—	7,081
Total Commercial Banking	17,056	4,221	—	—	—	12,835
Total off-balance-sheet exposure	$17,123	4,210	—	—	—	12,913
(1)    The table above has been revised to reflect the correct ending balance for total off-balance-sheet exposure at December 31, 2022. We evaluated the effect of the revision, both qualitatively and quantitatively, and concluded that the impact of the revision was not material.
During the year ended December 31, 2023, we sold $8.0 million of loans that were classified as held-for-investment, for a gain of $726,000, which is reported in gain on sale of loans on the Consolidated Statements of Income.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the year ended December 31, 2022 (in thousands):

	Balance as of December 31, 2022	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2021
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$19,261	13,129	(2,033)	792	7,373
Home equity loans	5,902	540	(1,469)	1,531	5,300
Vehicle loans	23,059	8,863	(3,621)	2,334	15,483
Consumer loans	665	1,013	(4,785)	1,553	2,884
Total Personal Banking	48,887	23,545	(11,908)	6,210	31,040

Commercial Banking:
Commercial real estate loans	44,506	(12,633)	(7,366)	10,364	54,141
Commercial real estate loans - owner occupied	4,004	36	—	85	3,883
Commercial loans	20,639	6,912	(1,657)	2,207	13,177
Total Commercial Banking	69,149	(5,685)	(9,023)	12,656	71,201
Total	$118,036	17,860	(20,931)	18,866	102,241

Allowance for Credit Losses - off-balance-sheet exposure (1)
Personal Banking:
Residential mortgage loans	$4	2	—	—	2
Home equity loans	74	35	—	—	39
Total Personal Banking	78	37	—	—	41

Commercial Banking:
Commercial real estate loans	5,375	4,494	—	—	881
Commercial real estate loans - owner occupied	379	237	—	—	142
Commercial loans	7,081	5,687	—	—	1,394
Total Commercial Banking	12,835	10,418	—	—	2,417
Total off-balance-sheet exposure	$12,913	10,455	—	—	2,458
(1)    The table above has been revised to reflect the correct ending balance for total off-balance-sheet exposure at December 31, 2022. We evaluated the effect of the revision, both qualitatively and quantitatively, and concluded that the impact of the revision was not material.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the year ended December 31, 2021 (in thousands):

	Balance as of December 31, 2021	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2020
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$7,373	2,844	(3,672)	935	7,266
Home equity loans	5,300	1,788	(3,380)	900	5,992
Vehicle loans	15,483	2,754	(4,632)	2,536	14,825
Consumer loans	2,884	3,070	(5,417)	2,360	2,871
Total Personal Banking	31,040	10,456	(17,101)	6,731	30,954

Commercial Banking:
Commercial real estate loans	54,141	(15,496)	(11,933)	2,189	79,381
Commercial real estate loans - owner occupied	3,883	(5,852)	(890)	107	10,518
Commercial loans	13,177	(991)	(4,213)	4,807	13,574
Total Commercial Banking	71,201	(22,339)	(17,036)	7,103	103,473
Total	$102,241	(11,883)	(34,137)	13,834	134,427

Allowance for Credit Losses - off-balance-sheet exposure
Personal Banking:
Residential mortgage loans	$2	—	—	—	2
Home equity loans	39	4	—	—	35
Total Personal Banking	41	4	—	—	37

Commercial Banking:
Commercial real estate loans	881	(2,568)	—	—	3,449
Commercial real estate loans - owner occupied	142	(184)	—	—	326
Commercial loans	1,394	(1,157)	—	—	2,551
Total Commercial Banking	2,417	(3,909)	—	—	6,326
Total off-balance sheet exposure	$2,458	(3,905)	—	—	6,363

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
    The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at December 31, 2023 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$3,428,185	18,193	8,727	1,671
Home equity loans	1,227,858	5,403	4,492	26
Vehicle loans	2,008,601	26,911	4,816	44
Consumer loans	117,426	1,199	229	722
Total Personal Banking	6,782,070	51,706	18,264	2,463

Commercial Banking:
Commercial real estate loans	2,628,457	51,267	71,297	225
Commercial real estate loans - owner occupied	345,553	3,775	676	—
Commercial loans	1,658,729	18,495	4,147	10
Total Commercial Banking	4,632,739	73,537	76,120	235

Total	$11,414,809	125,243	94,384	2,698

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
We present the amortized cost of our loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the year ended December 31, 2023 (in thousands):

	Nonaccrual loans at January 1, 2023	December 31, 2023
		Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$7,574	8,304	423	8,727	1,671
Home equity loans	4,145	4,084	408	4,492	26
Vehicle loans	3,771	4,187	629	4,816	44
Consumer loans	256	229	—	229	722
Total Personal Banking	15,746	16,804	1,460	18,264	2,463

Commercial Banking:
Commercial real estate loans	62,239	47,359	23,938	71,297	225
Commercial real estate loans - owner occupied	624	676	—	676	—
Commercial loans	2,627	3,996	151	4,147	10
Total Commercial Banking	65,490	52,031	24,089	76,120	235

Total	$81,236	68,835	25,549	94,384	2,698

During the year ended December 31, 2023, we did not recognize any interest income on nonaccrual loans.

The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the year ended December 31, 2022, (in thousands):

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2023 (in thousands):

	Real estate	Total
Commercial Banking:
Commercial real estate loans	$66,934	66,934
Commercial loans	150	150
Total Commercial Banking	67,084	67,084

Total	$67,084	67,084

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2022 (in thousands):

	Real estate	Equipment	Total
Personal Banking:
Residential mortgage loans	$569	—	569
Home equity loans	100	—	100
Total Personal Banking	669	—	669

Commercial Banking:
Commercial real estate loans	57,056	—	57,056
Commercial loans	175	210	385
Total Commercial Banking	57,231	210	57,441

Total	$57,900	210	58,110

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extensions, an other-than-insignificant payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses.

In some cases, the Company provides multiple types of concessions to one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For loans included in the “combination” columns below, multiple types of modifications have been made on the same loan within the current reporting period. The combination is at least two of the following: a term extension, principal forgiveness, an other-than-insignificant payment delay, and/or an interest rate reduction.

The following table presents the amortized cost basis of loans as of December 31, 2023 that were both experiencing financial difficulty and modified during the periods indicated, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financial receivable is also presented below (dollars in thousands).

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

	Payment delay	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable
Personal Banking:
Residential mortgage loans	$363	499	—	0.03%
Home equity loans	—	403	84	0.04%
Consumer loans	—	—	3	—%
Total Personal Banking	363	902	87	0.02%

Commercial Banking:
Commercial real estate loans	—	71	—	—%
Commercial loans	—	11	—	—%
Total Commercial Banking	—	82	—	—%

Total	$363	984	87	0.01%

The Company has committed to lend additional amounts totaling $31,000 to the borrowers included in the previous table.

The following table presents the effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2023:

	Weighted-average interest rate reduction	Weighted-average term extension in months	Payment deferral (Years)
Personal Banking:
Residential mortgage loans	—	142	0.50
Home equity loans	5%	92	—
Consumer loans	12%	356	—
Total Personal Banking	17%	118	0.50

Commercial Banking:
Commercial real estate loans	—	57	—
Commercial loans	—	23	—
Total Commercial Banking	—	52	—
Total loans	17%	113	0.50

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that such loans have been modified since the adoption of ASU 2022-02 (in thousands):

	Current	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent
Personal Banking:
Residential mortgage loans	$148	342	8	363
Home equity loans	465	23	—	—
Consumer loans	3	—	—	—
Total Personal Banking	616	365	8	363

Commercial Banking:
Commercial real estate loans	71	—	—	—
Commercial loans	11	—	—	—
Total Commercial Banking	82	—	—	—
Total loans	$698	365	8	363

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
A modification is considered to be in default when the loan is 90 days or more past due. The following table provides the amortized cost basis of financing receivables that had a payment default during the period and were modified since the adoption of ASU 2022-02 to borrowers experiencing financial difficulty (in thousands):

Payment delay
Personal Banking:
Residential mortgage loans	$363
Total Personal Banking	363

Total	$363

The modifications to borrowers experiencing financial distress are included in their respective portfolio segment and the current loan balance and updated loan terms are run through their respective ACL models to arrive at the quantitative portion of the ACL. Subsequent performance of the loans will be measured by delinquency status and will be captured through our ACL models or our qualitative factor assessment, as deemed appropriate. If we no longer believe the loan demonstrates similar risks to their respective portfolio segment an individual assessment will be performed. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table provides a roll forward of troubled debt restructurings for the period indicated, prior to the adoption of ASU 2022-02 (dollars in thousands):

	For the year ended December 31, 2022
	Number of contracts	Amount
Beginning TDR balance:	134	$30,288
New TDRs	14	30,894
Re-modified TDRs	11	8,391
Net paydowns	—	(11,870)
Charge-offs:
Residential mortgage loans	2	(63)
Commercial real estate loans	1	(150)
Commercial loans	1	(130)
Paid-off loans:
Residential mortgage loans	4	(361)
Home equity loans	3	(89)
Commercial real estate loans	6	(4,324)
Commercial real estate loans - owner occupied	1	(44)
Commercial loans	7	(3,470)
Ending TDR balance:	123	$40,681
Accruing TDRs		$11,442
Nonaccrual TDRs		29,239

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
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

The following table provides information as of December 31, 2022 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the year ended December 31, 2022, prior to the adoption of ASU 2022-02 (dollars in thousands):

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

The following table provides information as of December 31, 2021 for TDRs (including re-modified TDRs) by type of modification, by portfolio segment and class of financing receivable for modifications during the year ended December 31, 2021, prior to the adoption of ASU 2022-02 (dollars in thousands):

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

The following table provides information related to re-modified trouble debt restructurings by portfolio segment and class of financing receivable for modifications during the year ended December 31, 2022, prior to the adoption of ASU 2022-02 (dollars in thousands):

		Type of re-modification
	Number of re-modified TDRs	Payment	Maturity date	Total
Personal Banking:
Residential mortgage loans	1	$—	129	129
Home equity loans	1	—	—	—
Total Personal Banking	2	—	129	129

Commercial Banking:
Commercial real estate loans	4	53	196	249
Commercial loans	5	—	210	210
Total Commercial Banking	9	53	406	459

Total	11	$53	535	588
The following table provides information related to re-modified trouble debt restructurings by portfolio segment and class of financing receivable for modifications during the year ended December 31, 2021, prior to the adoption of ASU 2022-02 (dollars in thousands):

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

No TDRs modified within the previous twelve months of December 31, 2022 subsequently defaulted.
The following table provides information related to troubled debt restructurings modified within the previous twelve months of December 31, 2021 that subsequently defaulted (prior to the adoption of ASU 2022-02):

	Number of contracts	Recorded investment at the time of modification	Current recorded investment	Current allowance
Commercial Banking:
Commercial real estate loans	1	$4,167	3,823	—
Total Commercial Banking	1	4,167	3,823	—

Total	1	$4,167	3,823	—

The following table provides information related to the amortized cost basis of loan payment delinquencies at December 31, 2023 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$30,041	7,796	7,995	45,832	3,382,353	3,428,185	1,671
Home equity loans	5,761	982	3,126	9,869	1,217,989	1,227,858	26
Vehicle loans	10,382	3,326	3,051	16,759	1,991,842	2,008,601	44
Consumer loans	829	428	927	2,184	115,242	117,426	722
Total Personal Banking	47,013	12,532	15,099	74,644	6,707,426	6,782,070	2,463

Commercial Banking:
Commercial real estate loans	2,010	1,031	6,535	9,576	2,618,881	2,628,457	225
Commercial real estate loans - owner occupied	1,194	—	177	1,371	344,182	345,553	—
Commercial loans	4,196	703	2,780	7,679	1,651,050	1,658,729	10
Total Commercial Banking	7,400	1,734	9,492	18,626	4,614,113	4,632,739	235
Total loans	$54,413	14,266	24,591	93,270	11,321,539	11,414,809	2,698

The following table provides information related to the amortized cost basis loan payment delinquencies at December 31, 2022 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$29,487	5,563	5,574	40,624	3,457,975	3,498,599	—
Home equity loans	6,657	975	2,257	9,889	1,287,785	1,297,674	—
Vehicle loans	8,677	2,770	2,471	13,918	2,042,865	2,056,783	2
Consumer loans	758	300	608	1,666	110,206	111,872	405
Total Personal Banking	45,579	9,608	10,910	66,097	6,898,831	6,964,928	407

Commercial Banking:
Commercial real estate loans	3,947	2,377	7,589	13,913	2,434,115	2,448,028	—
Commercial real estate loans - owner occupied	61	—	278	339	375,188	375,527	—
Commercial loans	2,648	1,115	1,829	5,592	1,126,377	1,131,969	337
Total Commercial Banking	6,656	3,492	9,696	19,844	3,935,680	3,955,524	337
Total loans	$52,235	13,100	20,606	85,941	10,834,511	10,920,452	744

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator and the current period charge-offs by year of origination for each portfolio segment as of December 31, 2023 (in thousands):

	2023	2022	2021	2020	2019	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$186,081	665,379	792,488	506,068	244,678	1,019,152	—	—	3,413,846
Substandard	—	1,581	—	1,252	311	11,195	—	—	14,339
Total residential mortgage loans	186,081	666,960	792,488	507,320	244,989	1,030,347	—	—	3,428,185
Residential mortgage current period charge-offs	—	(9)	(5)	(130)	(23)	(1,023)	—	—	(1,189)
Home equity loans
Pass	71,497	100,639	106,043	146,121	94,144	197,259	463,868	43,526	1,223,097
Substandard	—	236	54	197	35	1,733	1,447	1,059	4,761
Total home equity loans	71,497	100,875	106,097	146,318	94,179	198,992	465,315	44,585	1,227,858
Home equity current period charge-offs	—	(53)	(46)	—	(48)	(352)	(144)	(209)	(852)
Vehicle loans
Pass	664,876	682,275	397,809	132,775	67,853	58,153	—	—	2,003,741
Substandard	646	1,418	1,453	299	556	488	—	—	4,860
Total vehicle loans	665,522	683,693	399,262	133,074	68,409	58,641	—	—	2,008,601
Vehicle current period charge-offs	(678)	(1,844)	(1,967)	(475)	(652)	(853)	—	—	(6,468)
Consumer loans
Pass	24,277	11,582	5,552	2,072	1,355	6,603	64,214	820	116,475
Substandard	55	43	19	6	6	46	726	50	951
Total consumer loans	24,332	11,625	5,571	2,078	1,361	6,649	64,940	870	117,426
Consumer loan current period charge-offs	(3,412)	(511)	(390)	(157)	(177)	(980)	(317)	(38)	(5,983)
Total Personal Banking	947,432	1,463,153	1,303,418	788,790	408,938	1,294,629	530,255	45,455	6,782,070
Business Banking:
Commercial real estate loans
Pass	223,335	470,762	303,873	332,620	228,382	745,244	27,583	24,804	2,356,603
Special Mention	2,819	24,735	27,871	5,365	4,053	38,665	711	—	104,219
Substandard	1,920	750	26,850	18,167	37,044	82,717	79	108	167,635
Total commercial real estate loans	228,074	496,247	358,594	356,152	269,479	866,626	28,373	24,912	2,628,457
Commercial real estate current period charge-offs	(14)	—	(492)	—	(51)	(1,741)	—	—	(2,298)
Commercial real estate loans - owner occupied
Pass	24,725	51,986	47,655	15,984	28,614	140,175	2,378	2,390	313,907
Special Mention	1,221	120	1,218	—	14,386	2,952	—	—	19,897
Substandard	—	—	118	1,666	4,646	4,641	—	678	11,749
Total commercial real estate loans - owner occupied	25,946	52,106	48,991	17,650	47,646	147,768	2,378	3,068	345,553
Commercial real estate - owner occupied current period charge-offs	—	—	—	—	—	(68)	—	—	(68)
Commercial loans
Pass	482,605	430,378	73,469	26,868	34,090	54,617	531,742	4,110	1,637,879
Special Mention	508	3,671	52	299	240	26	1,882	—	6,678
Substandard	—	3,015	872	356	2,361	840	4,729	1,999	14,172
Total commercial loans	483,113	437,064	74,393	27,523	36,691	55,483	538,353	6,109	1,658,729
Commercial loans current period charge-offs	(35)	(2,072)	(517)	(430)	(205)	(845)	(60)	(2)	(4,166)
Total Business Banking	737,133	985,417	481,978	401,325	353,816	1,069,877	569,104	34,089	4,632,739

Total loans	$1,684,565	2,448,570	1,785,396	1,190,115	762,754	2,364,506	1,099,359	79,544	11,414,809
    For the year ended December 31, 2023, $18.9 million of revolving loans were converted to term loans.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The following table summarizes amortized cost basis loan balances by year of origination, class of loans, and risk category as of December 31, 2022 (in thousands):

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Our exposure to credit loss in the event of nonperformance by the other party to off-balance-sheet financial instruments is represented by the contract amount of the financial instrument. We use the same credit policies in making commitments for off- balance-sheet financial instruments as we do for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk as of December 31, 2023 and 2022 are presented in the following table:

	Years ended December 31,
	2023	2022
Loans commitments	$198,166	248,636
Undisbursed lines of credit	1,185,709	1,094,535
Standby letters of credit	46,900	45,140
Total	$1,430,775	1,388,311

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

Outstanding loan commitments at December 31, 2023 for fixed rate loans were $78.1 million. The interest rates on these commitments approximate market rates at December 31, 2023. Outstanding loan commitments at December 31, 2023 for adjustable rate loans were $120.1 million. The fair values of these commitments are affected by fluctuations in market rates of interest.

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. As of December 31, 2023, the maximum potential amount of future payments we could be required to make under these standby letters of credit is $46.9 million, of which $29.7 million is fully collateralized. A liability (which represents deferred income) of $1.1 million and $792,000 has been recognized for the obligations as of December 31, 2023 and 2022, respectively, and there are no recourse provisions that would enable us to recover any amounts from third parties.

In addition, we maintain a $10.0 million credit limit with a correspondent bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $6.9 million of the credit limit was allocated to credit cards that have been issued. These issued credit cards had an outstanding balance of $632,000 at December 31, 2023. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to the correspondent bank; however, if the customer fails to repay their balance, the Bank could be required to satisfy the obligation to the correspondent bank and initiate collection from our customer as part of the existing credit facility of that customer.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The following table shows changes in MSRs as of and for the years ended December 31, 2023 and 2022:

	Servicing rights	Valuation allowance	Net carrying value and fair value
Balance at December 31, 2021	$10,166	(11)	10,155
Additions	1,282	4	1,286
Amortization	(3,646)	—	(3,646)
Balance at December 31, 2022	7,802	(7)	7,795
Additions	788	(1)	787
MSR sale	(5,930)	—	(5,930)
Amortization	(1,551)	—	(1,551)
Balance at December 31, 2023	$1,109	(8)	1,101

(6)    Accrued Interest Receivable

Accrued interest receivable as of December 31, 2023 and 2022 is presented in the following table:

	December 31,
	2023	2022
Investment securities	$1,795	1,722
FHLB dividends	637	391
Mortgage-backed securities	2,743	3,020
Loans receivable	42,178	30,395
Total	$47,353	35,528

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

As a former member of the FHLB of Indianapolis, we are required to maintain an investment in the capital stock of the FHLB of Indianapolis in accordance with their capital plan that became effective on September 26, 2020. This plan requires the Company, as a former member, to maintain its activity-based stock requirements (B-2 stock) ranging from 1.0% to 6.0% of advances, currently at 4.5%; 1.0% to 6.0% for lines of credit, currently at 4.5%; 0.10% to 6.0% for letters of credit, currently at 0.10%; 1.0% to 6.0% of derivative contracts, currently at 4.5%; 0.0% to 6.0% for mandatory Mortgage Purchase Program (when servicing rights are created through loan originations and the underlying loan is sold). Upon sale, the mortgage servicing right (“MPP”), currently at 0.0%, 0.0% to 6.0% for optional MPP, currently at 4.5%; and 1.0% to 6.0% for Community Investment Program (when servicing rights are created through loan originations and the underlying loan is sold). Upon sale, the mortgage servicing right (“CIP”) advances, currently at 4.5%. Class B stock may be redeemed upon five year’s prior written notice from the member in accordance with Section VI.B of the capital plan. Class B stock is also subject to repurchase by the FHLB of Indianapolis, in its discretion, whether or not requested by the member. Our class B shares are scheduled to be redeemed on April 24, 2025 unless they are repurchased by the FHLB of Indianapolis prior to that date.

Our investment in the capital stock of the FHLB of Pittsburgh at December 31, 2023 and December 31, 2022 was $27.0 million and $37.0 million, respectively. In addition, our investment of capital stock of the FHLB of Indianapolis at December 31, 2023 and December 31, 2022 was $3.1 million. We received dividends on capital stock during the years ended December 31, 2023 and 2022 of $2.9 million and $730,000, respectively. Future dividends may be established at different rates for the two subclasses of capital stock.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
(8)    Premises and Equipment

Premises and equipment at December 31, 2023 and 2022 are summarized by major classification in the following table:

	December 31,
	2023	2022
Land and land improvements	$23,905	24,368
Office buildings and improvements	140,443	139,180
Furniture, fixtures and equipment	133,513	138,590
Leasehold improvements	23,547	23,559
Total, at cost	321,408	325,697
Less accumulated depreciation and amortization	(182,570)	(179,788)
Premises and equipment, net	$138,838	145,909

    Depreciation and amortization expense for the years ended December 31, 2023, 2022, and 2021 was $11.5 million, $11.6 million, and $12.1 million, respectively.

(9)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Amortizable intangible assets:
Core deposit intangibles - gross	$74,899	74,899
Less: accumulated amortization	(69,609)	(66,367)
Core deposit intangibles - net	$5,290	8,532
Customer and Contract intangible assets - gross	$12,775	12,775
Less: accumulated amortization	(12,775)	(12,747)
Customer and Contract intangible assets - net	—	28
Total intangible assets - net	$5,290	8,560

The following information shows the actual aggregate amortization expense for the years ended December 31, 2023, 2022 and 2021 as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for each of the five succeeding fiscal years:

For the year ended December 31, 2021	$5,553
For the year ended December 31, 2022	4,277
For the year ended December 31, 2023	3,270
For the year ending December 31, 2024	2,452
For the year ending December 31, 2025	1,662
For the year ending December 31, 2026	871
For the year ending December 31, 2027	305

The following table provides information for the changes in the carrying amount of goodwill:

Total
Balance at December 31, 2022	$380,997
Balance at December 31, 2023	$380,997

We performed our annual goodwill impairment test as of June 30, 2023 2022, and 2021 in accordance with ASC 350, Intangibles - Goodwill and Other, and concluded that goodwill was not impaired. As of December 31, 2023, 2022 and 2021, there were no events or changes in circumstances that would cause us to update that year’s goodwill impairment test and we concluded there was no impairment of goodwill as of such dates.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

(10)    Deposits

Deposit balances at December 31, 2023 and 2022 are shown in the table below:

	December 31,
	2023	2022
Noninterest-bearing demand deposits	$2,669,023	2,993,243
Interest-bearing demand deposits	2,634,546	2,686,431
Money market deposit accounts	1,968,218	2,457,569
Savings deposits	2,105,234	2,275,020
Time deposits (1)	2,602,881	1,052,285
Total deposits	$11,979,902	11,464,548
(1)Includes $483.9 million and $0 of brokered deposits at December 31, 2023 and 2022.

The aggregate amount of time deposits with a minimum denomination of $100,000 at December 31, 2023 and 2022 was $950.3 million and $355.0 million, respectively.

Generally, deposits in excess of $250,000 are not federally insured. At December 31, 2023 and 2022, we had $1.835 billion and $4.031 billion of deposits in accounts exceeding $250,000, respectively.

The following table summarizes the contractual maturity of time deposits at December 31, 2023 and 2022:

	December 31,
	2023	2022
Due within 12 months	$2,464,022	754,564
Due between 12 and 24 months	70,679	186,803
Due between 24 and 36 months	27,550	46,500
Due between 36 and 48 months	23,590	26,734
Due between 48 and 60 months	13,997	33,691
After 60 months	3,043	3,993
Total time deposits	$2,602,881	1,052,285

The following table summarizes the interest expense incurred on the respective deposits for the years ended December 31, 2023, 2022 and 2021:

	Years ended December 31,
	2023	2022	2021
Interest-bearing demand deposits	$11,606	1,517	1,660
Money market deposit accounts	24,734	3,381	2,597
Savings deposits	8,822	2,339	2,413
Time deposits (1)	60,181	6,883	12,452
Total interest expense on deposits	$105,343	14,120	19,122
(1)Includes $7.8 million, $0, and $0 of interest expense on brokered deposits at December 31, 2023, 2022, and 2021.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
(11)                         Borrowed Funds

     (a)                                 Borrowings

    Borrowed funds at December 31, 2023 and 2022 are presented in the following table:

	December 31,
	2023		2022
	Amount	Average rate	Amount	Average rate
Term notes payable to the FHLB of Pittsburgh, due within one year	$175,000	5.71%	$500,000	4.55%
Notes payable to the FHLB of Pittsburgh, due within one year	163,500	5.70%	51,300	4.45%
Collateralized borrowings, due within one year	35,495	1.72%	105,766	0.27%
Collateral received, due within one year	24,900	5.26%	24,100	4.17%
Total borrowed funds	$398,895		$681,166

Borrowings from the Federal Home Loan Banks (“FHLB”) of Pittsburgh, if any, are secured by our residential first mortgage and other qualifying loans. At December 31, 2023, the carrying value of these loans was $6.022 billion. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250.0 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. At December 31, 2023 and December 31, 2022, the balance of the revolving line of credit was $163.5 million and $51.3 million, respectively.

At December 31, 2023 and December 31, 2022, collateralized borrowings due within one year were $35.5 million and $105.8 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB. At December 31, 2023, the carrying value of the cash and securities used as collateral was $92.0 million.

At December 31, 2023 and December 31, 2022, collateral received was $24.9 million and $24.1 million, respectively. This represents collateral posted to us from our derivative counterparties.

At December 31, 2023 and December 31, 2022, term notes payable to the FHLB of Pittsburgh due within one year were $175.0 million and $500.0 million, respectively. The December 31, 2023 total is made up of seven advances: $25.0 million at 5.76% maturing January 26, 2024; $25.0 million at 5.77% maturing January 31, 2024; $25.0 million at 5.73% maturing February 9, 2024; $25.0 million at 5.68% maturing February 13, 2024; $25.0 million at 5.70% maturing February 12, 2024; $25.0 million at 5.67% maturing February 20, 2024 and $25.0 million at 5.67% maturing February 29, 2024.

On September 9, 2020, the Company issued $125.0 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month Secured Overnight Financing Rate (“SOFR”) plus 3.89% payable quarterly in arrears commencing on December 15, 2025. During the year-ended December 31, 2022 the Company repurchased $10.2 million of subordinated notes leaving $114.8 million of subordinated notes outstanding as of December 31, 2023. The subordinated debt issuance costs of approximately $1.8 million are being amortized over five years on a straight-line basis into interest expense. At December 31, 2023 and December 31, 2022, subordinated debentures, net of issuance costs, were $114.2 million and $113.8 million, respectively. For the years ended December 31, 2023, December 31, 2022, and December 31, 2021 total interest expense paid on the subordinate notes was $4.9 million, $5.1 million, and $5.3 million, respectively.

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
December 31, 2023, 2022 and 2021
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

The following table sets forth a summary of the cumulative trust preferred securities and the junior subordinated debt held by the Trust as of December 31, 2023 and 2022.

	Maturity date	Interest rate	Capital debt securities	December 31,
				2023	2022
Northwest Bancorp Capital Trust III	December 30, 2035	3-month SOFR plus 1.38%	$50,000	51,547	51,547
Northwest Bancorp Statutory Trust IV	December 15, 2035	3-month SOFR plus 1.38%	50,000	51,547	51,547
LNB Trust II	June 15, 2037	3-month SOFR plus 1.48%	7,875	8,119	8,119
Union National Capital Trust I (1)	January 23, 2034	3-month SOFR plus 2.85%	8,000	7,999	7,975
Union National Capital Trust II (1)	November 23, 2034	3-month SOFR plus 2.00%	3,000	2,796	2,768
MFBC Statutory Trust I (1)	September 15, 2035	3-month SOFR plus 1.70%	5,000	3,788	3,684
Universal Preferred Trust (1)	October 7, 2035	3-month SOFR plus 1.69%	5,000	3,778	3,674
			$128,875	129,574	129,314
(1)    Net of discounts due to the fair value adjustment made at the time of acquisition.

Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts. We have the right to defer payment of interest on the subordinated debentures at any time, or from time-to-time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust securities also are deferred. To date there have been no interest deferrals. Interest on the subordinated debentures and distributions on the trust securities is cumulative. Our obligation constitutes a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the trust under the preferred securities. For the years ended December 31, 2023, December 31, 2022, and December 31, 2021, total interest expense paid on the trust preferred securities was $9.4 million, $4.7 million, and $2.5 million respectively.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

(12)                          Income Taxes

Total income tax was allocated for the years ended December 31, 2023, 2022 and 2021 as follows:

	Years ended December 31,
	2023	2022	2021
Income tax expense	$40,121	40,026	46,801
Shareholders’ equity for unrealized gain/(loss) on securities available-for-sale	3,429	(45,321)	(10,425)
Shareholders’ equity for pension adjustment	3,354	6,980	9,659
Shareholders’ equity for swap fair value adjustment	(110)	—	—
Unallocated income tax	$46,794	1,685	46,035

Income tax expense applicable to income before taxes consists of:

	Years ended December 31,
	2023	2022	2021
Current tax provision/(benefit):
Federal	$36,599	36,235	24,554
State	8,442	9,295	9,933
Total current tax provision/(benefit)	45,041	45,530	34,487
Deferred tax provision/(benefit):
Federal	(5,267)	(5,325)	10,752
State	347	(179)	1,562
Total deferred tax provision/(benefit)	(4,920)	(5,504)	12,314
Total income tax expense	$40,121	40,026	46,801

A reconciliation of the expected federal statutory income tax rate to the effective rate, expressed as a percentage of pretax income for the years ended December 31, 2023, 2022 and 2021, is as follows:

	Years ended December 31,
	2023	2022	2021
Expected tax rate	21.0%	21.0%	21.0%
Tax-exempt interest income	(1.2)%	(1.1)%	(0.9)%
State income tax, net of federal benefit	4.0%	4.0%	4.5%
Bank-owned life insurance	(1.0)%	(0.9)%	(0.6)%
Stock-based compensation	—%	0.1%	(0.1)%
Dividends on stock plans	(0.4)%	(0.5)%	(0.4)%
Low income housing and historic tax credits	—%	(0.2)%	(0.2)%
Other	0.5%	0.6%	—%
Effective tax rate	22.9%	23.0%	23.3%

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are presented below:

	December 31,
	2023	2022
Deferred tax assets:
Deferred compensation expense	$5,001	4,804
Bad debts	28,483	27,105
Other reserves	4,511	3,554
Accrued post-retirement benefit cost	477	502
Stock benefit plans	1,134	652
Pension and post-retirement benefits	—	2,767
Unrealized loss on the fair value of securities available-for-sale	45,985	49,414
Deferred income	35	95
Lease liability	14,593	13,101
Purchase accounting	698	696
Net operating loss	1,058	1,592
Other	2,431	1,877
Total deferred tax assets	104,406	106,159
Deferred tax liabilities:
Pension expense	6,543	6,231
Intangible assets	18,041	17,400
Mortgage servicing rights	242	1,768
Fixed assets	5,567	6,518
Net deferred loan costs	2,412	3,055
Right of use asset	13,917	12,463
Pension and post-retirement benefits	587	—
Interest rate derivatives	134	123
Other	2,388	2,369
Total deferred tax liabilities	49,831	49,927
Net deferred tax asset	$54,575	56,232

    We have $1.5 million of federal net operating loss carryovers subject to the annual limitation under Internal Revenue Code Section 382 at December 31, 2023. The carryovers begin to expire in 2031 and are expected to be fully realized. We have $25.9 million of Indiana net operating loss carryovers subject to annual limitation as Indiana conforms to the Internal Revenue Code Section 382 at December 31, 2023. The carryovers begin to expire in 2025. Due to limitation, we do not currently expect to realize $7.6 million of the Indiana net operating loss carryover. This is netted against the net operating loss deferred tax asset in the preceding table.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The following table presents changes in unrecognized tax benefits at December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023	2022	2021
Unrecognized tax benefits:
Balance, beginning of year	$473	241	331
Increases related to prior year tax positions	623	252	37
Decreases related to prior year tax positions	(74)	(28)	(173)
Increases related to current year tax positions	58	8	46
Balance, end of year	$1,080	473	241

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes. We do not expect any significant changes in unrecognized tax benefits during the next twelve months.

We are subject to routine audits of our tax returns by the Internal Revenue Service as well as all states in which we conduct business. We are subject to audit by the Internal Revenue Service for the tax periods ended after December 31, 2019 and generally subject to audit by any state in which we conduct business for the tax periods ended after December 31, 2019.

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

In tax years prior to fiscal 1997, Northwest was permitted, under the Internal Revenue Code (“IRC”), to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because Northwest does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to fiscal 1987. Retained earnings at December 31, 2023 and 2022 include approximately $39.1 million representing such bad debt deductions for which no deferred income taxes have been provided.

(14)    Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. During the year ended December 31, 2023, 2,814,207 stock options were not included in the computation of diluted earnings per share because the stock options’ exercise price was more than the average market price of the common shares of $11.75. During the year ended December 31, 2022, 1,950,847 stock options were not included in the computation of diluted earnings per share because the stock options’ exercise price was more than the average market price of the common shares of $13.79. During the year ended December 31, 2021, 2,146,897 stock options were not included in the computation of diluted earnings per share because the stock options’ exercise price was more than the average market price of the common shares of $13.80.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
    The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021.

	Years ended December 31,
	2023	2022	2021
Net income	$134,957	133,666	154,323
Less: Dividends and undistributed earnings allocated to participating securities	339	585	1,010
Net income available to common shareholders	$134,618	133,081	153,313

Weighted average common shares outstanding (1)	126,668,671	126,167,892	126,181,586
Add: Participating shares outstanding (1)	319,501	556,201	828,251
Total weighted average common shares and dilutive potential shares (1)	126,988,172	126,724,093	127,009,837

Basic earnings per share (1)	$1.06	1.05	1.22

Diluted earnings per share (1)	$1.06	1.05	1.21
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

Total expense for the defined contribution retirement savings plan was $4.4 million, $3.6 million, and $4.6 million for the years ended December 31, 2023, 2022 and 2021, and net periodic pension expense for the defined benefit pension plan was a benefit of $1.1 million for the year ended December 31, 2023 and a total cost of $893,000 and $5.5 million for the years ended 2022 and 2021, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Components of net periodic pension cost and other amounts recognized in other comprehensive income:

The following table sets forth components of net periodic pension cost and other amounts recognized in other comprehensive income for the years ended December 31, 2023, 2022 and 2021.

	Years ended December 31,
	2023	2022	2021
Defined benefit pension plan:
Service cost	$6,241	10,396	11,440
Interest cost	9,009	6,683	6,070
Expected return on plan assets	(13,915)	(15,454)	(13,859)
Amortization of prior service cost	(2,254)	(2,257)	(2,322)
Amortization of the net loss	(219)	1,525	4,156
Net periodic pension cost, defined benefit pension plans	(1,138)	893	5,485

Other changes in defined benefit pension plan recognized in other comprehensive income:
Net gain	(14,066)	(28,222)	(36,552)
Amortization of prior service cost	2,254	2,257	2,322
Total recognized in other comprehensive income	(11,812)	(25,965)	(34,230)
Total recognized in net periodic pension cost and other comprehensive income	$(12,950)	(25,072)	(28,745)

The estimated net gain and prior service credit for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic cost ending December 31, 2024 is $71,000 and $2.3 million, respectively.

The following table sets forth information for the defined benefit pension plans’ funded status at December 31, 2023 and 2022:

	December 31,
	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$184,759	246,934
Service cost	6,241	10,396
Interest cost	9,009	6,683
Actuarial gain	935	(70,121)
Benefits paid	(15,748)	(9,133)
Benefit obligation at end of year	185,196	184,759

Change in plan assets:
Fair value of plan assets at beginning of year	202,791	239,438
Actual return on plan assets	29,135	(27,970)
Employer contributions	418	456
Benefits paid	(15,748)	(9,133)
Fair value of plan assets at end of period	216,596	202,791
Funded status at end of year	$31,400	18,032

The following table sets forth the assumptions used to develop the net periodic pension cost:

	Years ended December 31,
	2023	2022	2021
Discount rate	4.99%	2.75%	2.39%
Expected long-term rate of return on assets	7.00%	6.50%	6.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The following table sets forth the assumptions used to determine benefit obligations at the end of each period:

	Years ended December 31,
	2023	2022	2021
Discount rate	4.79%	4.99%	2.75%
Expected long-term rate of return on assets	7.00%	6.50%	6.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

The expected long-term rate of return on assets is based on the expected return of each of the asset categories, weighted based on the median of the target allocation for each category. We use the FTSE (previously Citigroup) Pension Liability Index rates matching the duration of our benefit payments as of the measurement date to determine the discount rate.

The accumulated benefit obligation for the funded defined benefit pension plan was $183.1 million, $182.3 million, and $243.6 million at December 31, 2023, 2022 and 2021, respectively. The accumulated benefit obligation for all unfunded defined benefit plans was $2.1 million, $2.5 million, and $3.3 million at December 31, 2023, 2022 and 2021, respectively.

The following table sets forth certain information related to our pension plans:

	December 31,
	2023	2022
Projected benefit obligation	$185,196	184,759
Accumulated benefit obligation	185,196	184,759
Fair value of plan assets	216,596	202,791

Because of the current funding status, we do not anticipate a funding requirement during the year ending December 31, 2024.

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

The following table sets forth the weighted average asset allocation of defined benefit plans:

		December 31,
	Target allocation	2023	2022
Debt securities	20 – 50%	25%	26%
Equity securities	30 – 60%	69%	65%
Other	5 – 50%	6%	9%
Total		100%	100%

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
All of the assets held by the defined benefit pension plan are measured and recorded at estimated fair value on our balance sheet on a recurring basis as Level 1 assets, as defined by the fair value hierarchy defined in Note 16. The following table sets forth the pension plan assets as of December 31, 2023 and 2022.

	December 31,
	2023	2022
Defined benefit pension assets:
Common stock	$71,192	61,552
Mutual funds	131,921	121,826
Money market funds	2,150	9,208
Other	11,333	10,205
Total defined benefit pension plan assets (1)	$216,596	202,791
(1)    The defined benefit pension plan statement of net assets also includes accrued interest and dividends resulting in net assets available for benefits of $217.0 million and $203.0 million, respectfully.

The benefits expected to be paid in each year from 2024 to 2028 are $9.0 million, $9.5 million, $9.7 million, $10.1 million and $10.5 million, respectively. The aggregate benefits expected to be paid in the five years from 2029 to 2033 are $60.4 million. The expected benefits to be paid are based on the same assumptions used to measure our benefit obligations at December 31, 2023 and include estimated future employee service.

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

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

The following table sets forth the net periodic benefit cost for the post-retirement healthcare benefits plan for the years ended December 31, 2023, 2022 and 2021:

	Years ended December 31,
	2023	2022	2021
Interest cost	$71	40	42
Amortization of net loss	39	6	14
Net period benefit cost	$110	46	56

The following table sets forth other changes in the post-retirement healthcare plan’s plan assets and benefit obligations recognized in other comprehensive income:

	Years ended December 31,
	2023	2022	2021
Net (gain)/loss	$(35)	183	(66)
Total recognized in other comprehensive income	$(35)	183	(66)
Total recognized in net periodic benefit cost and other comprehensive income	$74	229	(10)

The estimated net loss for the post-retirement healthcare benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2024 is $38,000.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The following table sets forth the funded status of the post-retirement healthcare benefit plan at December 31, 2023 and 2022:

	December 31,
	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$1,521	1,560
Interest cost	71	40
Actuarial loss	3	189
Benefits paid	(209)	(268)
Benefit obligation at end of year	$1,386	1,521

Change in plan assets:
Employer contributions	$209	268
Benefits paid	(209)	(268)
Funded status at year end	$(1,386)	(1,521)

The assumptions used to develop the preceding information for post-retirement healthcare benefits are as follows:

	Years ended December 31,
	2023	2022	2021
Discount rate	4.99%	2.75%	2.39%
Monthly cost of healthcare insurance per beneficiary (1)	$916	415	343
Annual rate of increase in healthcare costs	5.00%	5.00%	5.00%
(1)   Not in thousands.

If the assumed rate of increase in healthcare costs was increased by one percentage point to 6% from the level presented above, the interest cost component of net periodic post-retirement healthcare benefit cost would increase by $3,300 and the accumulated post-retirement benefit obligation for healthcare benefits would increase by $66,200.

The following table sets forth information for plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2023	2022
Projected benefit obligation	$1,386	1,521
Accumulated benefit obligation	1,386	1,521
(c)                                 Common Stock Awards

On April 18, 2018, shareholders approved the Northwest Bancshares, Inc. 2018 Equity Incentive Plan with 1,500,000 common shares authorized for award. From this plan, we awarded employees 293,755 common shares and outside directors 27,000 common shares with a grant date fair value of $13.68 per share (total market value of $4.4 million at issuance) on May 25, 2021. Also during 2021, we awarded discretionary grants of 13,452 common shares with a weighted average grant date fair value of $13.76. During 2022, we awarded discretionary grants of 12,521 common shares with a weighted average grant date fair value of $13.98. These shares vest over a five or seven years period, depending on the date of grant, with the first vesting occurring on the date of grant. Total common shares forfeited from the 2018 plan were 265,176, of which 40,362 shares were forfeited during the year ended December 31, 2023. Forfeited shares may be awarded to other eligible recipients in future grants until the plan termination date in 2028. At December 31, 2023, there was compensation expense of $2.1 million to be recognized for unvested restricted common shares, with an expense recognition period remaining of three years.

On May 18, 2022, shareholders approved the Northwest Bancshares, Inc. 2022 Equity Incentive Plan with 3,500,000 shares authorized for award. From this plan we can awarded employees or directors restricted stock units (“RSUs”). The RSUs vest over a specified time period with the first vesting occurring one year from the grant date. We also award restricted stock awards (“RSAs”) which fully vest one-year from the grant date. We also award performance share units (“PSUs”). The number of PSUs earned will be based on attainment of certain performance criteria over a three-year period, with the actual number of shares issuable ranging between 0% and 150% of the number of PSUs granted. The PSUs have a three-year cliff vesting, from the date of grant, and any PSU’s earned will be issued after the vesting period.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
During the years ended December 31, 2022 and 2023, we granted the following awards (amounts in this table are not in thousands):

Year-ended	Grant date	Award to	Shares	Grant type	Weighted average grant date fair value	Total market value	Vesting period
December 31, 2022
	5/18/2022	Employees	150,027	RSU	$11.00	$1.7 million	3 years
	5/18/2022	Employees	150,027	PSU	10.26	$1.5 million	3 years
	5/18/2022	Directors	41,206	RSA	12.55	$517,000	1 year
	Various	Employees	13,115	RSU	12.69	$166,000	3 years

December 31, 2023
	3/15/2023	Employees	176,623	RSU	11.28	$2.0 million	3 years
	3/15/2023	Employees	176,623	PSU	10.54	$1.9 million	3 years
	3/15/2023	Directors	33,048	RSA	12.80	$423,000	1 year
	3/27/2023	Employees	80,980	RSU	11.20	$907,000	2 years
	Various	Employees	128148	RSU	10.30	$1.3 million	3 years

 Total shares forfeited from the 2022 plan were 71,073 of which 44,791 shares were forfeited during the year ended December 31, 2023. At December 31, 2023, there was compensation expense of $4.0 million to be recognized for awarded but unvested RSUs and $1.8 million to be recognized for awarded but unvested PSUs, with an expense recognition period remaining of 2.5 years. At December 31, 2023, there was compensation expense of $88,000 to be recognized for awarded but unvested RSAs, with an expense recognition period remaining of one year.

(d)                                  Stock Option Plans

    The Northwest Bancshares, Inc. 2018 Equity Incentive Plan also authorized the granting of 3,500,000 stock options authorized for award. On May 25, 2021, we granted employees 621,972 stock options and outside directors 72,000 stock options with an exercise price of $13.68 per share. There were no stock options granted during the years-ended December 31, 2022 and December 31, 2023. These awarded stock options vest over a five-year period with the first vesting occurring on the grant date with a ten-year exercise period from the grant date.

The following table summarizes the activity in our option plans during the years ended December 31, 2023, 2022 and 2021 (amounts in this table are not in thousands):

	Years ended December 31,
	2023		2022		2021
	Number	Weighted average exercise price	Number	Weighted average exercise price	Number	Weighted average exercise price
Balance at beginning of year	3,657,580	$14.25	4,380,310	$14.05	5,243,172	$13.72
Granted (1)	—	—	—	—	693,972	13.68
Exercised (2)	(63,315)	11.46	(465,920)	12.14	(1,219,581)	12.28
Forfeited/expired	(385,260)	13.80	(256,810)	14.64	(337,253)	14.59
Balance at end of year	3,209,005	14.36	3,657,580	14.25	4,380,310	14.05
Exercisable at end of year	2,601,367	14.52	2,556,235	14.43	2,618,733	14.15
(1)Weighted average fair value of options at grant date: N/A, N/A and $0.64, respectively.
(2)The total intrinsic value of options exercised was $115,000, $839,000 and $2.3 million, respectively.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The aggregate intrinsic value of all options expected to vest and fully vested options at December 31, 2023 is ($748,000) and ($5.3) million, respectively. The following table summarizes the number of options outstanding, number of options exercisable, and weighted average remaining life of all option grants as of December 31, 2023 (amounts in this table are not in thousands):

	Exercise price $9.71	Exercise price $12.37	Exercise price $13.15	Exercise price $13.68
Options outstanding:
Number of options	394,798	249,306	217,863	542,124
Weighted average remaining contract life (years)	6.5	1.5	0.5	7.5
Options exercisable:
Number of options	249,193	233,622	217,863	354,612
Weighted average remaining term - vested (years)	6.5	1.5	0.5	7.5

	Exercise price $14.15	Exercise price $15.57	Exercise price $16.59	Exercise price $17.27	Total average $14.36
Options outstanding:
Number of options	359,473	449,417	578,361	417,663	3,209,005
Weighted average remaining contract life (years)	2.5	3.5	4.5	5.5	4.4
Options exercisable:
Number of options	315,615	366,920	527,197	336,345	2,601,367
Weighted average remaining term - vested (years)	2.5	3.5	4.5	5.5	3.1

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
December 31, 2023, 2022 and 2021
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
December 31, 2023, 2022 and 2021
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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At December 31, 2023 and 2022, there was no significant unrealized appreciation or depreciation on these financial instruments.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at December 31, 2023 and 2022:

	December 31, 2023
	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$122,260	122,260	122,260	—	—
Securities available-for-sale	1,043,359	1,043,359	—	1,043,359	—
Securities held-to-maturity	814,839	699,506	—	699,506	—
Loans receivable, net	11,280,798	10,274,593	—	—	10,274,593
Residential mortgage loans held-for-sale	8,768	8,768	—	—	8,768
Accrued interest receivable	47,353	47,353	47,353	—	—
Interest rate lock commitments	641	641	—	—	641
Forward commitments	12	12	—	12	—
Interest rate swaps designated as hedging instruments	713	713	—	713	—
Interest rate swaps not designated as hedging instruments	41,406	41,406	—	41,406	—
FHLB stock	30,146	30,146	—	—	—
Total financial assets	$13,390,295	12,268,757	169,613	1,784,996	10,284,002

Financial liabilities:
Savings and checking deposits	$9,377,021	9,377,021	9,377,021	—	—
Time deposits	2,602,881	2,113,177	—	—	2,113,177
Borrowed funds	398,895	386,446	386,446	—	—
Subordinated debt	114,189	109,471	—	109,471	—
Junior subordinated debentures	129,574	112,159	—	—	112,159
Foreign exchange swaps	291	291	—	291	—
Interest rate swaps designated as hedging instruments	1,198	1,198	—	1,198	—
Interest rate swaps not designated as hedging instruments	41,437	41,437	—	41,437	—
Risk participation agreements	14	14	—	14	—
Accrued interest payable	13,669	13,669	13,669	—	—
Total financial liabilities	$12,679,169	12,154,883	9,777,136	152,411	2,225,336

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

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

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The preceding methods and assumptions were used in estimating the fair value of financial instruments at December 31, 2023 and 2022.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The following table represents assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

	Level 1	Level 2	Level 3	Total at fair value
Debt securities:
U.S. government and agencies	$—	58,314	—	58,314
Government sponsored enterprises	—	40,597	—	40,597
States and political subdivisions	—	75,469	—	75,469
Corporate	—	7,688	—	7,688
Total debt securities	—	182,068	—	182,068

Residential mortgage-backed securities:
GNMA	—	17,441	—	17,441
FNMA	—	102,678	—	102,678
FHLMC	—	70,830	—	70,830
Non-agency	—	5	—	5
Collateralized mortgage obligations:
GNMA	—	331,784	—	331,784
FNMA	—	148,892	—	148,892
FHLMC	—	189,661	—	189,661
Total mortgage-backed securities	—	861,291	—	861,291

Interest rate lock commitments	—	—	641	641
Forward commitments	—	12	—	12
Interest rate swaps designated as hedging instruments	—	713	—	713
Interest rate swaps not designated as hedging instruments	—	41,406	—	41,406
Total assets	$—	1,085,490	641	1,086,131

Foreign exchange swaps	$—	291	—	291
Interest rate swaps designated as hedging instruments	—	1,198	—	1,198
Interest rate swaps not designated as hedging instruments	—	41,437	—	41,437
Risk participation agreements	—	14	—	14
Total liabilities	$—	42,940	—	42,940

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
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

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2023 and 2022:

	Years ended December 31,
	2023	2022
Beginning balance January 1,	$559	1,684

Net activity	82	(1,125)

Ending balance December 31,	$641	559

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans individually assessed, real estate owned, and MSRs.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2023:

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	36,747	36,747
Mortgage servicing rights	—	—	133	133
Real estate owned, net	—	—	104	104
Total assets	$—	—	36,984	36,984

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
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

 The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at December 31, 2023:

	Fair value ($)	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	36,747	Appraisal value (1)	Estimated cost to sell	10%

Mortgage servicing rights	133	Discounted cash flow	Annual service cost	$91
			Prepayment rate	6.6% to 16.9% (10.0%)
			Expected life (months)	52.7 to 103.7 (74.8)
			Option adjusted spread	731 basis points
			Forward yield curve	5.46% to 5.38%

Real estate owned, net	104	Appraisal value (1)	Estimated cost to sell	15%

Loans held for sale	8,768	Quoted prices for similar loans in active markets adjusted by an expected pull-through rate	Estimated pull-through rate	100%
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
December 31, 2023, 2022 and 2021
Applicable regulations limit an organization’s capital distributions and certain discretionary bonus payments if the organization does not hold a “capital conservation buffer” consisting of 2.5% of Total Tier 1 and Common Equity Tier 1 (“CET1”) capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

Quantitative measures established by regulation to ensure capital adequacy require us and our banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1, and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2023 and 2022, we and our banking subsidiary exceeded all capital adequacy requirements to which we were subject.

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

As of December 15, 2023, the most recent assessment from FDIC, Northwest Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes. To be considered as “well capitalized,” Northwest Bank must maintain total risk-based, Tier 1 risk-based, CET 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s categories.

The actual, required, and well capitalized levels as of December 31, 2023 and 2022 were as follows:

	At December 31, 2023
	Actual		Minimum capital requirements (1)		Well capitalized requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,799,883	16.040%	$1,178,234	10.500%	$1,122,128	10.000%
Northwest Bank	1,520,736	13.564%	1,177,257	10.500%	1,121,197	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,553,766	13.847%	953,809	8.500%	897,702	8.000%
Northwest Bank	1,388,808	12.387%	953,018	8.500%	896,958	8.000%

CET 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,428,181	12.727%	785,489	7.000%	729,383	6.500%
Northwest Bank	1,388,808	12.387%	784,838	7.000%	728,778	6.500%

Tier 1 capital (leverage to average assets)
Northwest Bancshares, Inc.	1,553,766	10.841%	573,290	4.000%	716,612	5.000%
Northwest Bank	1,388,808	9.697%	572,903	4.000%	716,128	5.000%
(1)    Amounts and ratios include the 2023 capital conservation buffer of 2.5% with the exception of Tier 1 capital to average assets. For further information related to the capital conservation buffer, see “Item 1. Business - Supervision and Regulation”.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

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

(19)         Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of December 31, 2023, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(20)       Components of Accumulated Other Comprehensive Income

The following table sets forth the components of accumulated other comprehensive loss as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Unrealized loss on marketable securities available-for-sale	$(150,659)	(164,206)
Fair value of interest rate swaps	(374)	—
Defined benefit pension plans	1,541	(6,952)
Accumulated other comprehensive loss	$(149,492)	(171,158)

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The following table shows the changes in accumulated other comprehensive loss by component for the year ended December 31, 2023:

	Unrealized gains and losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of January 1,	$(164,206)	—	(6,952)	(171,158)
Other comprehensive income/(loss) before reclassification adjustments (1) (2) (3)	7,875	(374)	10,019	17,520
Amounts reclassified from accumulated other comprehensive income (4) (5)	5,672	—	(1,526)	4,146
Net other comprehensive income/(loss)	13,547	(374)	8,493	21,666
Balance as of December 31,	$(150,659)	(374)	1,541	(149,492)
(1)Consists of unrealized holding gains, net of tax of $(3,429).
(2)Change in fair value of interest rate swaps, net of tax of $110.
(3)Consists of unrealized gains, net of tax of $(3,961).
(4)Consists of realized losses, net of tax of $(1,700).
(5)Consists of realized gains, net of tax of $607.

The following table shows the changes in accumulated other comprehensive loss by component for the year ended December 31, 2022:

	Unrealized gains and losses on securities available-for-sale	Change in defined benefit pension plans	Total
Balance as of January 1,	$(12,317)	(25,312)	(37,629)
Other comprehensive (loss)/income before reclassification adjustments (1) (2)	(151,888)	18,884	(133,004)
Amounts reclassified from accumulated other comprehensive income (3) (4)	(1)	(524)	(525)
Net other comprehensive (loss)/income	(151,889)	18,360	(133,529)
Balance as of December 31,	$(164,206)	(6,952)	(171,158)
(1)Consists of unrealized holding losses, net of tax of $45,321.
(2)Consists of unrealized gains, net of tax of $(7,182).
(3)Consists of realized gains, net of tax of $0.
(4)Consists of realized gains, net of tax of $202.

The following table shows the changes in accumulated other comprehensive loss by component for the year ended December 31, 2021:

	Unrealized gains and losses on securities available-for-sale	Change in defined benefit pension plans	Total
Balance as of January 1,	$16,843	(50,392)	(33,549)
Other comprehensive (loss)/income before reclassification adjustments (1) (2)	(28,873)	23,748	(5,125)
Amounts reclassified from accumulated other comprehensive income (3) (4)	(287)	1,332	1,045
Net other comprehensive (loss)/income	(29,160)	25,080	(4,080)
Balance as of December 31,	$(12,317)	(25,312)	(37,629)
(1)Consists of unrealized holding losses, net of tax of $10,333.
(2)Consists of unrealized gains, net of tax of $(9,144).
(3)Consists of realized gains, net of tax of $92.
(4)Consists of realized losses, net of tax of $(515).

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
(21)                          Parent Company Only Financial Statements - Condensed

Statements of Financial Condition

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$276,026	174,102
Investment in bank subsidiary	1,588,711	1,656,159
Other assets	9,405	9,490
Total assets	$1,874,142	1,839,751

Liabilities and shareholders’ equity
Liabilities:
Debentures payable	$243,763	243,154
Other liabilities	2,302	2,109
Total liabilities	246,065	245,263
Shareholders’ equity	1,628,077	1,594,488
Total liabilities and shareholders’ equity	$1,874,142	1,839,751

Statements of Income

	Years ended December 31,
	2023	2022	2021
Income:
Interest income	$187	140	87
Other income	729	805	527
Dividends from bank subsidiary	215,000	161,000	73,000
Undistributed earnings from equity investment in bank subsidiary	(67,106)	(18,187)	88,944
Total income	148,810	143,758	162,558
Expense:
Compensation and employee benefits	1,906	1,656	1,358
Other expenses	1,044	1,042	1,033
Interest expense	14,342	9,825	7,870
Total expense	17,292	12,523	10,261
Income before income taxes	131,518	131,235	152,297
Income tax benefit	(3,439)	(2,431)	(2,026)
Net income	$134,957	133,666	154,323

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
Statements of Cash Flows

	Years ended December 31,
	2023	2022	2021
Operating activities:
Net income	$134,957	133,666	154,323
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary	67,106	18,187	(88,944)
Net change in other assets and liabilities	900	(9,457)	597
Net cash provided by operating activities	202,963	142,396	65,976

Investing activities:
Net cash used in investing activities	—	—	—

Financing activities:
Cash dividends paid on common stock	(101,669)	(101,468)	(100,274)
Repurchase of Northwest stock	—	—	(23,854)
Proceeds from stock options exercised	630	5,173	14,011
Net cash used in financing activities	(101,039)	(96,295)	(110,117)
Net increase/(decrease) in cash and cash equivalents	$101,924	46,101	(44,141)

Cash and cash equivalents at beginning of period	$174,102	128,001	172,142
Net increase/(decrease) in cash and cash equivalents	101,924	46,101	(44,141)
Cash and cash equivalents at end of period	$276,026	174,102	128,001

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
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

Derivatives Designated as Hedging Instruments

    As of December 31, 2023, the Company had entered into seven separate pay-fixed interest rate swaps in order to synthetically convert short-term three month FHLB advances to fixed-rate term funding with an aggregate value of $175 million with maturities ranging from three to five years. Our risk management objective and strategy for these interest rate swaps at such time was to reduce our exposure to variability in interest-related cash outflows attributable to changes in the USD-SOFR swap rate, the designated benchmark interest rate being hedged. Based upon our contemporaneous quantitative analysis at the inception of each interest rate swap, we have determined these interest rate swaps qualified for hedge accounting in accordance with ASC 815, Derivatives and Hedging. Our cash flow hedges are recorded within other assets on the Consolidated Statement of Financial Condition at their estimated fair value.

    As long as the hedge remains highly effective, the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A hedging relationship that is determined to not be highly effective no longer qualifies for hedge accounting and any gain or loss is recognized immediately in earnings. Amounts reclassified into earnings are included in interest expense in the Consolidated Statement of Income.

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

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
The following table presents information regarding our derivative financial instruments at the dates indicated:

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swap agreements	$75,000	713	100,000	1,198
Derivatives not designated as hedging instruments:
Interest rate swap agreements	725,139	41,406	725,139	41,437
Foreign exchange swap agreements	—	—	12,278	291
Interest rate lock commitments	21,857	641	—	—
Forward commitments	281	12	—	—
Risk participation agreements	—	—	101,727	14
Total derivatives	$822,277	42,772	939,144	42,940

At December 31, 2022
Derivatives not designated as hedging instruments:
Interest rate swap agreements	$651,114	26,642	651,114	45,464
Foreign exchange swap agreements	—	—	2,328	23
Interest rate lock commitments	19,727	559	—	—
Forward commitments	4,909	128	—	—
Risk participation agreements	—	—	114,159	18
Total derivatives	$675,750	27,329	767,601	45,505
The following table presents income or expenses recognized on derivatives for the periods indicated:

	For the years ended December 31,
	2023	2022	2021
Hedging derivatives:
Decrease in interest expense	$1,573	—	—

Non-hedging swap derivatives:
(Decrease)/increase in other income	(613)	(83)	1,033
(Decrease)/increase in mortgage banking income	(34)	1,368	5,515
The following table presents information regarding our derivative financial instruments designated as hedging for the year ended December 31, 2023 (dollars in thousands):

	Notional amount	Effective rate	Estimated decrease to interest expense in the next twelve months	Maturity date	Remaining term (in months)
Interest rate products:
Issued May 11, 2023	$25,000	3.48%	$(556)	5/11/2027	40
Issued May 12, 2023	25,000	3.52%	(544)	5/12/2028	52
Issued May 19, 2023	25,000	3.79%	(470)	11/19/2027	47
Issued May 31, 2023	25,000	4.01%	(415)	11/30/2026	35
Issued July 26, 2023	25,000	4.29%	(369)	7/26/2028	55
Issued July 31, 2023	25,000	4.36%	(346)	1/31/2028	49
Issued August 9, 2023	25,000	4.33%	(350)	8/9/2027	43
Total	$175,000		$(3,050)

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

There were no changes made in our internal controls during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
    The “Proposal I-Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) is incorporated herein by reference.

Executive Officers
    The “Proposal I-Election of Directors-Executive Officers who are not Directors” section of the 2024 Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act
    The “Proposal I-Election of Directors-Section 16(a) Beneficial Ownership Reporting Compliance” section of the 2024 Proxy Statement is incorporated herein by reference.

Code of Ethics
    The “Proposal I-Election of Directors-Code of Ethics” section of the 2024 Proxy Statement is incorporated herein by reference. A copy of the Code of Ethics is available to shareholders on the “Governance Documents” portion of the Investor Relations’ section on the Company’s website at www.northwest.com.

Corporate Governance
    Information regarding the audit committee and its composition and the audit committee’s financial expert required by this item is incorporated herein by reference to the section captioned “Proposal I-Election of Directors-Meetings and Committees of the Board of Directors-Audit Committee” section of the 2024 Proxy Statement.

ITEM 11.                                         EXECUTIVE COMPENSATION

The “Proposal I-Election of Directors-Meetings and Committees of the Board of Directors-Compensation Committee,” “-Compensation Committee Interlocks and Insider Participation,” “-Compensation Discussion and Analysis - Compensation Committee Report,” -Compensation Discussion and Analysis,” “-Executive Compensation,” “-Employment Agreements/Change in Control Agreements,” “-Potential Payments to Named Executive Officers,” “-Defined Benefit Plan,” “-Supplemental Executive Retirement Plan,” “-Life Insurance Coverage” and “-Director Compensation” sections of the Company’s 2024 Proxy Statement are incorporated herein by reference.

ITEM 12.                                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I-Election of Directors” section of the Company’s 2024 Proxy Statement is incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders.

Set forth below is certain information as of December 31, 2023 regarding equity compensation plans that have been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price (1)	Number of securities remaining available for issuance under plan
Northwest Bancshares, Inc. 2011 Equity Incentive Plan	1,276,059	$14.13	—
Northwest Bancshares, Inc. 2018 Equity Incentive Plan	1,932,946	14.52	—
Northwest Bancshares, Inc. 2022 Equity Incentive Plan	—	—	2,386,878
Total	3,209,005	$14.36	2,386,878
(1)Reflects exercise price of options only.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Proposal I-Election of Directors-Board Independence” and “Proposal I-Election of Directors-Transactions with Certain Related Persons” sections of the Company’s 2024 Proxy Statement are incorporated herein by reference.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Pittsburgh, PA, Auditor Firm ID: 185.

The “Proposal II-Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Company’s 2024 Proxy Statement is incorporated herein by reference.

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
(D)Consolidated Statements of Financial Condition at December 31, 2023 and 2022
(E)Consolidated Statements of Income for the Years ended December 31, 2023, 2022 and 2021
(F)Consolidated Statements of Comprehensive Income for the Years ended December 31, 2023, 2022 and 2021
(G)Consolidated Statements of Changes in Shareholders’ Equity for the Years ended December 31, 2023, 2022 and 2021
(H)Consolidated Statements of Cash Flows for the Years ended December 31, 2023, 2022 and 2021
(I)Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Regulation S-K exhibit number	Document	Reference to prior filing or exhibit number attached hereto

3.1	Articles of Incorporation	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-161805), filed with the SEC on September 9, 2009.

3.2	Articles of Amendment to Articles of Incorporation	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-161805), filed with the SEC on September 9, 2009.

3.3	Amended and Restated Bylaws of Northwest Bancshares, Inc.	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-161805), filed with the SEC on September 9, 2009.

4.1	Form of Common Stock Certificate	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-161805), filed with the SEC on September 9, 2009.

4.2	Description of Registrant’s Securities	Filed herewith as Exhibit 4.2

10.1	Amendment and Restatement of Deferred Compensation Plan for Outside Directors Of Northwest Savings Bank and Eligible Affiliates	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-23817), filed with the SEC on March 4, 2009.

10.2	Retirement Plan for Outside Directors of Northwest Savings Bank and Eligible Affiliates	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-23817), filed with the SEC on March 4, 2009.

10.3	Amended and Restated Northwest Savings Bank Nonqualified Supplemental Retirement Plan	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-23817), filed with the SEC on March 4, 2009.

10.4	Annual Performance Award Plan	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on September 16, 2020.

10.5	Northwest Bancorp, Inc. 2008 Stock Option Plan	Incorporated by reference to the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (File No. 000-23817), filed with the SEC on April 11, 2008.

10.6	Amended and Restated Northwest Savings Bank and Affiliates Upper Managers Bonus Deferred Compensation Plan	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-23817), filed with the SEC on March 4, 2009.

10.7	Intentionally Omitted

10.8	Intentionally Omitted

10.9	Employment Agreement for John J. Golding	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on April 4, 2020.

10.10	Employment Agreement for Mark T. Reitzes	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on February 26, 2020.

10.11	Intentionally Omitted

10.12	Northwest Bancshares, Inc. 2011 Equity Incentive Plan	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34582), filed with the SEC on March 1, 2011.

10.13	Intentionally Omitted

10.14	Northwest Bancshares, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders (File no. 001-34582), filed with the SEC on March 7, 2018.

10.15	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on July 2, 2020.

10.16	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on July 2, 2020.

10.17	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on May 14, 2018.

10.18	Form of Amendment to Employee Agreement	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on November 16, 2021.

10.19	Employment Agreement by and between Northwest Bank, Northwest Bancshares, Inc. and Louis J. Torchio	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on August 17, 2022.

10.20	Employment Agreement by and between Northwest Bank, Northwest Bancshares, Inc. and William W. Harvey Jr.	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on August 17, 2022.

10.21	Northwest Bank Annual Performance Award Plan	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on April 22, 2022.

10.22	Northwest Bank and Northwest Bancshares, Inc. Change in Control Agreement for Scott Watson	Filed herewith as Exhibit 10.22

10.23	Northwest Bank and Northwest Bancshares, Inc. Change in Control Agreement for Greg Betchkal	Filed herewith as Exhibit 10.23

10.24	Retirement Agreement by and between William W. Harvey, Jr., Northwest Bancshares, Inc. and Northwest Bank	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on September 21, 2023.

10.25	Independent Contractor Consulting Agreement by and between William W. Harvey, Jr., Northwest Bancshares, Inc. and Northwest Bank	Incorporated by reference to the Current Report on Form 8-K (File No. 001-34582), filed with the SEC on September 21, 2023.

12	Statement re: computation of ratios	Not required

21	Subsidiaries of Registrant	Filed herewith as Exhibit 21

23	Consent of experts and counsel	Filed herewith as Exhibit 23

24	Power of Attorney	Not required

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32

97	Policy Relating to Recovery of Extraneously Awarded Compensation	Filed herewith as Exhibit 97

101	Interactive Data File (XBRL)	Filed herewith as Exhibit 101

104	Interactive Data File (XBRL)	Filed herewith as Exhibit 104

ITEM 16.                                         FORM 10-K SUMMARY

    Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCSHARES, INC.

Date: February 23, 2024	By:	/s/ Louis J. Torchio
Louis J. Torchio, President and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 23, 2024	By:	/s/ Louis J. Torchio
Louis J. Torchio, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 23, 2024	By:	/s/ William W. Harvey, Jr.
William W. Harvey, Jr., Senior Executive Vice President,
Chief Operating Officer, and
Chief Financial Officer (Principal Financial Officer)

Date: February 23, 2024	By:	/s/ Jeffrey J. Maddigan
Jeffrey J. Maddigan, Executive Vice President, Finance, Accounting
and Corporate Treasurer (Principal Accounting Officer)

Date: February 23, 2024	By:	/s/ Timothy B. Fannin
Timothy B. Fannin, Chairman and Director

Date: February 23, 2024	By:	/s/ Robert M. Campana
Robert M. Campana, Director

Date: February 23, 2024	By:	/s/ Deborah J. Chadsey
Deborah J. Chadsey, Director

Date: February 23, 2024	By:	/s/ Wilbur R. Davis
Wilbur R. Davis, Director

Date: February 23, 2024	By:	/s/ Timothy M. Hunter
Timothy M. Hunter, Director

Date: February 23, 2024	By:	/s/ John P. Meegan
John P. Meegan, Director

Date: February 23, 2024	By:	/s/ Mark A. Paup
Mark A. Paup, Director

Date: February 23, 2024	By:	/s/ David M. Tullio
David M. Tullio, Director

Date: February 23, 2024	By:	/s/ Pablo A. Vegas
Pablo A. Vegas, Director

Date: February 23, 2024	By:	/s/ Amber L. Williams
Amber L. Williams, Director