Form 10-Q
period 2024-03-31
Northwest Bancshares, Inc.
filed 2024-05-03
CIK 1471265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
 OR
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
Common Stock ($0.01 par value), 127,264,095 shares outstanding as of April 30, 2024.

NORTHWEST BANCSHARES, INC.

Item 1.        FINANCIAL STATEMENTS

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(in thousands, except share data)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$119,319	122,260
Marketable securities available-for-sale (amortized cost of $1,298,108 and $1,240,003, respectively)	1,094,009	1,043,359
Marketable securities held-to-maturity (fair value of $680,353 and $699,506, respectively)	801,107	814,839
Total cash and cash equivalents and marketable securities	2,014,435	1,980,458

Loans held-for-sale	8,082	8,768
Loans held for investment	11,493,164	11,406,041
Allowance for credit losses	(124,897)	(125,243)
Loans receivable, net	11,376,349	11,289,566

FHLB stock, at cost	30,811	30,146
Accrued interest receivable	50,680	47,353
Real estate owned, net	50	104
Premises and equipment, net	130,565	138,838
Bank-owned life insurance	252,842	251,895
Goodwill	380,997	380,997
Other intangible assets, net	4,589	5,290
Other assets	268,945	294,458
Total assets	$14,510,263	14,419,105

Liabilities and shareholders’ equity
Liabilities:
Noninterest-bearing demand deposits	$2,618,379	2,669,023
Interest-bearing demand deposits	2,557,866	2,634,546
Money market deposit accounts	1,952,537	1,968,218
Savings deposits	2,156,048	2,105,234
Time deposits	2,786,814	2,602,881
Total deposits	12,071,644	11,979,902

Borrowed funds	400,783	398,895
Subordinated debt	114,276	114,189
Junior subordinated debentures	129,639	129,574
Advances by borrowers for taxes and insurance	46,970	45,253
Accrued interest payable	17,395	13,669
Other liabilities	177,107	186,306
Total liabilities	12,957,814	12,867,788

Shareholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 authorized, no shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized, 127,253,189 and 127,110,453 shares issued and outstanding, respectively	1,273	1,271
Additional paid-in capital	1,026,173	1,024,852
Retained earnings	678,427	674,686
Accumulated other comprehensive loss	(153,424)	(149,492)
Total shareholders’ equity	1,552,449	1,551,317
Total liabilities and shareholders’ equity	$14,510,263	14,419,105
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except share data)

	Quarter ended March 31,
	2024	2023
Interest income:
Loans receivable	$149,571	123,745
Mortgage-backed securities	7,944	8,537
Taxable investment securities	794	845
Tax-free investment securities	491	700
FHLB stock dividends	607	690
Interest-earning deposits	832	423
Total interest income	160,239	134,940
Interest expense:
Deposits	47,686	11,238
Borrowed funds	9,315	11,238
Total interest expense	57,001	22,476
Net interest income	103,238	112,464
Provision for credit losses - loans	4,234	4,870
Provision for credit losses - unfunded commitments	(799)	126
Net interest income after provision for credit losses	99,803	107,468
Noninterest income:
Gain on sale of SBA loans	873	279
Service charges and fees	15,523	13,189
Trust and other financial services income	7,127	6,449
Gain on real estate owned, net	57	108
Income from bank-owned life insurance	1,502	1,269
Mortgage banking income	452	524
Other operating income	2,429	2,151
Total noninterest income	27,963	23,969
Noninterest expense:
Compensation and employee benefits	51,540	46,604
Premises and occupancy costs	7,627	7,471
Office operations	2,767	3,010
Collections expense	336	387
Processing expenses	14,725	14,350
Marketing expenses	2,149	2,892
Federal deposit insurance premiums	3,023	2,223
Professional services	4,065	4,758
Amortization of intangible assets	701	909
Real estate owned expense	66	181
Merger, asset disposition and restructuring expense	955	2,802
Other expenses	2,070	1,863
Total noninterest expense	90,024	87,450
Income before income taxes	37,742	43,987
Federal and state income taxes expense	8,579	10,308
Net income	$29,163	33,679
Basic earnings per share	$0.23	0.27
Diluted earnings per share	$0.23	0.26
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited)
(in thousands)

	Quarter ended March 31,
	2024	2023
Net income	$29,163	33,679
Other comprehensive (loss)/income net of tax:
Net unrealized holding (losses)/gains on marketable securities:
Unrealized holding (losses)/gains, net of tax of $1,758 and ($3,308), respectively	(5,698)	13,017
Reclassification adjustment for losses/(gains) included in net income, net of tax of $0 and $0, respectively	—	—
Net unrealized holding (losses)/gains on marketable securities	(5,698)	13,017

Change in fair value of interest rate swaps, net of tax of ($630) and $0, respectively	2,154	—

Defined benefit plan:
Actuarial reclassification adjustments for prior period service costs and actuarial gains included in net income, net of tax of $147 and $152, respectively	(388)	(382)

Other comprehensive (loss)/income	(3,932)	12,635

Total comprehensive income	$25,231	46,314
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, expect share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended March 31, 2024	Shares	Amount
Beginning balance at December 31, 2023	127,110,453	$1,271	1,024,852	674,686	(149,492)	1,551,317

Comprehensive income:
Net income	—	—	—	29,163	—	29,163

Other comprehensive loss, net of tax of $1,275	—	—	—	—	(3,932)	(3,932)

Total comprehensive income/(loss)	—	—	—	29,163	(3,932)	25,231

Exercise of stock options	10	—	20	—	—	20

Stock-based compensation expense	146,086	2	1,301	—	—	1,303

Stock-based compensation forfeited	(3,360)	—	—	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(25,422)	—	(25,422)

Ending balance at March 31, 2024	127,253,189	$1,273	1,026,173	678,427	(153,424)	1,552,449

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	Common stock
Quarter ended March 31, 2023	Shares	Amount
Beginning balance at December 31, 2022	127,028,848	$1,270	1,019,647	641,727	(171,158)	1,491,486

Comprehensive income:
Net income	—	—	—	33,679	—	33,679

Other comprehensive income, net of tax of ($3,157)	—	—	—	—	12,635	12,635

Total comprehensive income	—	—	—	33,679	12,635	46,314

Adoption of ASU No. 2022-02	—	—	—	(329)	—	(329)

Exercise of stock options	38,218	1	464	—	—	465

Stock-based compensation expense	33,048	—	744	—	—	744

Stock-based compensation forfeited	(34,714)	—	—	—	—	—

Dividends paid ($0.20 per share)	—	—	—	(25,405)	—	(25,405)

Ending balance at March 31, 2023	127,065,400	$1,271	1,020,855	649,672	(158,523)	1,513,275
See accompanying notes to unaudited Consolidated Financial Statements.

NORTHWEST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Quarter ended March 31,
	2024	2023
Operating activities:
Net income	$29,163	33,679
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,435	4,996
Net (gain)/loss on sale of assets	(6,023)	1,254
Mortgage banking activity	(794)	(179)
Gain on sale of SBA loans	(852)	—
Net depreciation, amortization and accretion	4,646	2,154
Decrease in other assets	33,565	6,958
Decrease in other liabilities	(2,427)	(24,494)
Net amortization on marketable securities	625	876
Noncash compensation expense related to stock benefit plans	1,303	744
Noncash write-down of other assets	5,929	37
Origination of loans held-for-sale	(43,052)	(30,712)
Proceeds from sale of loans held-for-sale	45,183	34,530
Net cash provided by operating activities	70,701	29,843

Investing activities:
Purchase of marketable securities available-for-sale	(79,052)	—
Proceeds from maturities and principal reductions of marketable securities held-to-maturity	13,553	15,028
Proceeds from maturities and principal reductions of marketable securities available-for-sale	20,501	28,246
Proceeds from bank-owned life insurance	—	1,633
Loan originations	(1,055,402)	(923,686)
Proceeds from loan maturities and principal reductions	962,835	748,472
Net redemptions of FHLB stock	(665)	(1,376)
Proceeds from sale of real estate owned	114	186
(Purchases)/disposals of premises and equipment, net	(5,471)	1,340
Net cash used in investing activities	(143,587)	(130,157)

Financing activities:
Net increase in deposits	91,742	72,631
Net increase in short-term borrowings	1,888	7,475
Increase in advances by borrowers for taxes and insurance	1,717	2,280
Cash dividends paid on common stock	(25,422)	(25,405)
Proceeds from stock options exercised	20	465
Net cash provided by financing activities	69,945	57,446
Net decrease in cash and cash equivalents	$(2,941)	$(42,868)

Cash and cash equivalents at beginning of period	$122,260	139,365
Net decrease in cash and cash equivalents	(2,941)	(42,868)
Cash and cash equivalents at end of period	$119,319	96,497

Cash paid during the period for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $37,257 and $10,676, respectively)	$53,275	23,471
Income taxes	612	291

Non-cash activities:
Loan foreclosures and repossessions	$1,148	847
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

The accompanying unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiary, Northwest, and Northwest’s subsidiaries Northwest Capital Group, Inc., Great Northwest Corporation, and Mutual Federal Interest Company, Inc. The unaudited Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information or footnotes required for complete annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the Company’s financial position and results of operations have been included. The Consolidated Financial Statements have been prepared using the accounting policies described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 updated, as required, for any new pronouncements or changes.

Certain items previously reported have been reclassified to conform to the current year’s reporting format.

The results of operations for the quarter ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other period.

Recently Adopted Accounting Standards

In March 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-02, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." This ASU allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Entities must make an accounting policy election to apply the proportional amortization method on a tax credit-program-by-tax-credit-program basis. The ASU’s amendments also remove the specialized guidance for low-income-housing tax credit ("LIHTC") investments that are not accounted for using the proportional amortization method and instead require that those LIHTC investments be accounted for using the guidance in other accounting standards. This guidance is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. This ASU is applied on a modified retrospective or retrospective basis with the amendments to remove the specialized guidance for LIHTC also being able to be applied on a prospective basis. This guidance was adopted on January 1, 2024 and did not have a material impact to the Company's financial statements.

(2)    Marketable Securities

The following table shows the portfolio of marketable securities available-for-sale at March 31, 2024 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S government and agencies:
Due after one year through five years	$20,000	—	(1,204)	18,796
Due after ten years	48,182	—	(10,260)	37,922

Debt issued by government-sponsored enterprises:
Due after one year through five years	45,987	—	(5,819)	40,168
Due after five years through ten years	360	—	(9)	351

Municipal securities:
Due after one year through five years	4,279	14	(426)	3,867
Due after five years through ten years	27,921	47	(1,886)	26,082
Due after ten years	53,464	—	(9,142)	44,322

Corporate debt issues:
Due after five years through ten years	8,467	—	(833)	7,634

Residential mortgage-backed securities:
Fixed rate pass-through	232,854	93	(26,711)	206,236
Variable rate pass-through	6,738	12	(69)	6,681
Fixed rate agency CMOs	776,087	—	(147,127)	628,960
Variable rate agency CMOs	73,769	35	(814)	72,990
Total residential mortgage-backed securities	1,089,448	140	(174,721)	914,867
Total marketable securities available-for-sale	$1,298,108	201	(204,300)	1,094,009

The following table shows the portfolio of marketable securities available-for-sale at December 31, 2023 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by the U.S. government and agencies:
Due after one year through five years	$20,000	—	(1,135)	18,865
Due after ten years	49,383	—	(9,934)	39,449

Debt issued by government-sponsored enterprises:
Due after one year through five years	45,986	—	(5,763)	40,223
Due after five years through ten years	386	—	(12)	374

Municipal securities:
Due after one year through five years	4,279	22	(427)	3,874
Due after five years through ten years	20,725	—	(1,437)	19,288
Due after ten years	60,762	125	(8,580)	52,307

Corporate debt issues:
Due after five years through ten years	8,466	—	(778)	7,688

Residential mortgage-backed securities:
Fixed rate pass-through	209,069	27	(25,222)	183,874
Variable rate pass-through	7,140	11	(71)	7,080
Fixed rate agency CMOs	789,842	—	(143,055)	646,787
Variable rate agency CMOs	23,965	38	(453)	23,550
Total residential mortgage-backed securities	1,030,016	76	(168,801)	861,291
Total marketable securities available-for-sale	$1,240,003	223	(196,867)	1,043,359

The following table shows the portfolio of marketable securities held-to-maturity at March 31, 2024 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due after one year through five years	$89,472	—	(11,232)	78,240
Due after five years through ten years	34,987	—	(5,877)	29,110

Residential mortgage-backed securities:
Fixed rate pass-through	144,158	—	(21,062)	123,096
Variable rate pass-through	432	1	—	433
Fixed rate agency CMOs	531,529	—	(82,578)	448,951
Variable rate agency CMOs	529	—	(6)	523
Total residential mortgage-backed securities	676,648	1	(103,646)	573,003
Total marketable securities held-to-maturity	$801,107	1	(120,755)	680,353

The following table shows the portfolio of marketable securities held-to-maturity at December 31, 2023 (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt issued by government-sponsored enterprises:
Due after one year through five years	$69,471	—	(8,100)	61,371
Due after five years through ten years	54,987	—	(8,700)	46,287

Residential mortgage-backed securities:
Fixed rate pass-through	147,874	—	(20,834)	127,040
Variable rate pass-through	449	1	—	450
Fixed rate agency CMOs	541,529	—	(77,694)	463,835
Variable rate agency CMOs	529	—	(6)	523
Total residential mortgage-backed securities	690,381	1	(98,534)	591,848
Total marketable securities held-to-maturity	$814,839	1	(115,334)	699,506

The following table shows the contractual maturity of our residential mortgage-backed securities available-for-sale at March 31, 2024 (in thousands):

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due within one year	$116	116
Due after one year through five years	22,934	21,419
Due after five years through ten years	26,966	25,177
Due after ten years	1,039,432	868,155
Total residential mortgage-backed securities	$1,089,448	914,867

The following table shows the contractual maturity of our residential mortgage-backed securities held-to-maturity at March 31, 2024 (in thousands):

	Amortized cost	Fair value
Residential mortgage-backed securities:
Due in less than one year	$38	38
Due after one year through five years	20,144	17,635
Due after five years through ten years	20,209	16,304
Due after ten years	636,257	539,026
Total residential mortgage-backed securities	$676,648	573,003

The following table shows the fair value of and gross unrealized losses on available-for-sale investment securities and held to maturity investment securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2024 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$—	—	204,587	(34,401)	204,587	(34,401)
Municipal securities	498	(2)	67,691	(11,452)	68,189	(11,454)
Corporate issues	—	—	7,634	(833)	7,634	(833)
Residential mortgage-backed securities - agency	57,715	(855)	1,380,123	(277,512)	1,437,838	(278,367)
Total	$58,213	(857)	1,660,035	(324,198)	1,718,248	(325,055)

The following table shows the fair value of and gross unrealized losses on available-for-sale investment securities and held to maturity investment securities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2023 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. government-sponsored enterprises	$—	—	206,569	(33,644)	206,569	(33,644)
Corporate debt issues	—	—	7,688	(778)	7,688	(778)
Municipal securities	2,753	(81)	66,046	(10,363)	68,799	(10,444)
Residential mortgage-backed securities - agency	17,976	(242)	1,423,707	(267,093)	1,441,683	(267,335)
Total	$20,729	(323)	1,704,010	(311,878)	1,724,739	(312,201)

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position as of March 31, 2024, which were comprised of 497 individual securities, represents a credit loss impairment. All of these securities were issued by U.S. government agencies, U.S. government-sponsored enterprises, local municipalities, or represent corporate debt. The securities issued by the U.S. government agencies or U.S. government-sponsored enterprises are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The securities issued by local municipalities and the corporate debt issues were all highly rated by major rating agencies and have no history of credit losses. The unrealized losses were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities. As of March 31, 2024, the Company does not have the intent to sell these investment securities and it is more likely than not that we will not be required to sell these securities before their anticipated recovery, which may be at maturity.

All of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The decline in fair value of the held-to-maturity debt securities were primarily attributable to changes in the interest rate environment and not due to the credit quality of these investment securities, therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2024.

The following table presents the credit quality of our held-to-maturity securities, based on the latest information available as of March 31, 2024 (in thousands). The credit ratings are sourced from nationally recognized rating agencies, which include Moody’s and S&P, and they are presented based on asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of March 31, 2024.

	AA+	Total
Held-to-maturity securities (at amortized cost):
Debt issued by the U.S. government-sponsored enterprises	$124,459	124,459
Residential mortgage-backed securities	676,648	676,648
Total marketable securities held-to-maturity	$801,107	801,107

(3)    Loans Receivable

The following table shows a summary of our loans receivable at amortized cost basis at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024			December 31, 2023
	Originated (1)	Acquired (2)	Total	Originated (1)	Acquired (2)	Total
Personal Banking:
Residential mortgage loans (3)	$3,243,079	139,769	3,382,848	3,283,299	144,886	3,428,185
Home equity loans	1,079,671	116,936	1,196,607	1,103,410	124,448	1,227,858
Vehicle loans	1,944,752	60,104	2,004,856	1,943,540	65,061	2,008,601
Consumer loans	108,035	5,476	113,511	111,446	5,980	117,426
Total Personal Banking	6,375,537	322,285	6,697,822	6,441,695	340,375	6,782,070

Commercial Banking:
Commercial real estate loans (4)	2,436,853	227,137	2,663,990	2,389,537	238,920	2,628,457
Commercial real estate loans - owner occupied	338,744	25,794	364,538	319,195	26,358	345,553
Commercial loans	1,743,656	31,240	1,774,896	1,623,481	35,248	1,658,729
Total Commercial Banking	4,519,253	284,171	4,803,424	4,332,213	300,526	4,632,739
Total loans receivable, gross	10,894,790	606,456	11,501,246	10,773,908	640,901	11,414,809

Allowance for credit losses	(118,837)	(6,060)	(124,897)	(118,079)	(7,164)	(125,243)
Total loans receivable, net (5)	$10,775,953	600,396	11,376,349	10,655,829	633,737	11,289,566
(1) Includes originated and loan pools purchased in an asset acquisition.
(2) Includes loans subject to purchase accounting in a business combination.
(3) Includes $8 million and $9 million of loans held-for-sale at March 31, 2024 and December 31, 2023, respectively.
(4) Includes $213,000 and $0 of loans held-for-sale at March 31, 2024 and December 31, 2023, respectively.
(5) Includes $68 million of net unearned income, unamortized premiums and discounts and deferred fees and costs at March 31, 2024 and December 31, 2023.

The following table provides information related to the allowance for credit losses by portfolio segment and by class of financing receivable for the quarter ended March 31, 2024 (in thousands):

	Balance as of March 31, 2024	Current period provision	Charge-offs	Recoveries	Balance as of December 31, 2023
Allowance for Credit Losses
Personal Banking:
Residential mortgage loans	$16,821	(1,399)	(162)	189	18,193
Home equity loans	5,334	145	(412)	198	5,403
Vehicle loans	21,061	(3,694)	(2,588)	432	26,911
Consumer loans	1,452	1,849	(1,985)	389	1,199
Total Personal Banking	44,668	(3,099)	(5,147)	1,208	51,706

Commercial Banking:
Commercial real estate loans	54,474	3,073	(349)	483	51,267
Commercial real estate loans - owner occupied	4,055	272	—	8	3,775
Commercial loans	21,700	3,988	(1,163)	380	18,495
Total Commercial Banking	80,229	7,333	(1,512)	871	73,537
Total	$124,897	4,234	(6,659)	2,079	125,243

Allowance for Credit Losses - off-balance sheet exposure
Personal Banking:
Residential mortgage loans	$1	(1)	—	—	2
Home equity loans	64	(1)	—	—	65
Total Personal Banking	65	(2)	—	—	67

Commercial Banking:
Commercial real estate loans	6,218	71	—	—	6,147
Commercial real estate loans - owner occupied	154	(19)	—	—	173
Commercial loans	9,887	(849)	—	—	10,736
Total Commercial Banking	16,259	(797)	—	—	17,056
Total off-balance sheet exposure	$16,324	(799)	—	—	17,123

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

The following table provides information related to the loan portfolio by portfolio segment and by class of financing receivable at March 31, 2024 (in thousands):

	Total loans receivable	Allowance for credit losses	Nonaccrual loans	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$3,382,848	16,821	7,109	1,509
Home equity loans	1,196,607	5,334	4,409	1
Vehicle loans	2,004,856	21,061	4,360	59
Consumer loans	113,511	1,452	269	627
Total Personal Banking	6,697,822	44,668	16,147	2,196

Commercial Banking:
Commercial real estate loans	2,663,990	54,474	73,133	—
Commercial real estate loans - owner occupied	364,538	4,055	1,319	—
Commercial loans	1,774,896	21,700	4,461	256
Total Commercial Banking	4,803,424	80,229	78,913	256

Total	$11,501,246	124,897	95,060	2,452

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

We present the amortized cost of our loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our loans on nonaccrual status as of the beginning and end of the quarter ended March 31, 2024 (in thousands):

		March 31, 2024
	Nonaccrual loans at January 1, 2024	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$8,727	6,703	406	7,109	1,509
Home equity loans	4,492	4,254	155	4,409	1
Vehicle loans	4,816	3,481	879	4,360	59
Consumer loans	229	269	—	269	627
Total Personal Banking	18,264	14,707	1,440	16,147	2,196

Commercial Banking:
Commercial real estate loans	71,297	50,794	22,339	73,133	—
Commercial real estate loans - owner occupied	676	1,319	—	1,319	—
Commercial loans	4,147	4,305	156	4,461	256
Total Commercial Banking	76,120	56,418	22,495	78,913	256

Total	$94,384	71,125	23,935	95,060	2,452

During the quarter ended March 31, 2024, we did not recognize any interest income on nonaccrual loans.

The following table presents the amortized cost of our loans on nonaccrual status as of the year ended December 31, 2023 (in thousands):

		December 31, 2023
	Nonaccrual loans at January 1, 2023	Nonaccrual loans with an allowance	Nonaccrual loans with no allowance	Total nonaccrual loans at the end of the period	Loans 90 days past due and accruing
Personal Banking:
Residential mortgage loans	$7,574	8,304	423	8,727	1,671
Home equity loans	4,145	4,084	408	4,492	26
Vehicle loans	3,771	4,187	629	4,816	44
Consumer loans	256	229	—	229	722
Total Personal Banking	15,746	16,804	1,460	18,264	2,463

Commercial Banking:
Commercial real estate loans	62,239	47,359	23,938	71,297	225
Commercial real estate loans - owner occupied	624	676	—	676	—
Commercial loans	2,627	3,996	151	4,147	10
Total Commercial Banking	65,490	52,031	24,089	76,120	235

Total	$81,236	68,835	25,549	94,384	2,698

During the year ended December 31, 2023, we did not recognize any interest income on nonaccrual loans.

A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of as of March 31, 2024 (in thousands):

	Real estate	Equipment	Total
Commercial Banking:
Commercial real estate loans	$66,587	1,256	67,843
Commercial loans	146	—	146
Total Commercial Banking	66,733	1,256	67,989

Total	$66,733	1,256	67,989

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2023 (in thousands):

	Real estate	Total
Commercial Banking:
Commercial real estate loans	$66,934	66,934
Commercial loans	150	150
Total Commercial Banking	67,084	67,084

Total	$67,084	67,084

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

The following table presents the amortized cost basis of loans for the periods indicated that were both experiencing financial difficulty and modified during the respective period, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financial receivable is also presented below (dollars in thousands).

	For the quarter ended March 31,
	2024				2023
	Payment delay	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable	Term extension	Combination term extension and interest rate reduction	Total class of financing receivable
Personal Banking:
Residential mortgage loans	$364	490	—	0.03%	180	—	0.01%
Home equity loans	—	552	84	0.05%	110	—	0.01%
Consumer loans	—	—	2	—%	—	3	—%
Total Personal Banking	364	1,042	86	0.02%	290	3	—%

Commercial Banking:
Commercial real estate loans	28,877	243	—	1.09%	242	—	0.01%
Commercial loans	—	56	10	—%	765	—	0.06%
Total Commercial Banking	28,877	299	10	0.61%	1,007	—	0.02%

Total	$29,241	1,341	96	0.27%	1,297	3	0.01%

As of March 31, 2024 and December 31, 2023, the Company has committed to lend additional amounts totaling $41,000 and $31,000, respectively, to the borrowers experiencing financial difficulty for which the terms of the loan have been modified.

The following table presents the effect of the loan modifications presented above to borrowers experiencing financial difficulty for the periods indicated:

	For the quarter ended March 31,
	2024			2023
	Weighted-average interest rate reduction	Weighted-average term extension in months	Weighted-average payment deferral in years	Weighted-average interest rate reduction	Weighted-average term extension in months
Personal Banking:
Residential mortgage loans	—%	143	0.50	—%	147
Home equity loans	2%	97	—	—%	115
Consumer loans	12%	356	—	12%	356
Total Personal Banking	3%	118	0.50	12%	137

Commercial Banking:
Commercial real estate loans	—%	106	1.00	—%	24
Commercial loans	4%	118	—	—%	9
Total Commercial Banking	4%	108	1.00	—%	13
Total loans	3%	116	1.00	12%	41

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans modified within the previous twelve months of March 31, 2024:

	Current	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent
Personal Banking:
Residential mortgage loans	$406	84	—	364
Home equity loans	616	3	—	17
Consumer loans	2	—	—	—
Total Personal Banking	1,024	87	—	381

Commercial Banking:
Commercial real estate loans	29,121	—	—	—
Commercial loans	10	9	47	—
Total Commercial Banking	29,131	9	47	—
Total loans	$30,155	96	47	381

All loans modified since the adoption of ASU 2022-02 were current on their payments as of March 31, 2023.

A modification is considered to be in default when the loan is 90 days or more past due. The following table provides the amortized cost basis of financing receivables that had a payment default during the period ended March 31, 2024 and were modified within the previous twelve months to borrowers experiencing financial difficulty (in thousands):

	Term extension	Payment delay
Personal Banking:
Residential mortgage loans	$—	$364
Home equity loans	17	—
Total Personal Banking	17	364

Total	$17	$364

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

The following table provides information related to the amortized cost basis of loan payment delinquencies at March 31, 2024 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$38,502	70	5,813	44,385	3,338,463	3,382,848	1,509
Home equity loans	4,608	761	2,823	8,192	1,188,415	1,196,607	1
Vehicle loans	9,177	2,246	2,496	13,919	1,990,937	2,004,856	59
Consumer loans	734	299	849	1,882	111,629	113,511	627
Total Personal Banking	53,021	3,376	11,981	68,378	6,629,444	6,697,822	2,196

Commercial Banking:
Commercial real estate loans	6,181	807	6,041	13,029	2,650,961	2,663,990	—
Commercial real estate loans - owner occupied	215	—	890	1,105	363,433	364,538	—
Commercial loans	3,091	1,284	3,421	7,796	1,767,100	1,774,896	256
Total Commercial Banking	9,487	2,091	10,352	21,930	4,781,494	4,803,424	256
Total loans	$62,508	5,467	22,333	90,308	11,410,938	11,501,246	2,452

The following table provides information related to the amortized cost basis of loan payment delinquencies at December 31, 2023 (in thousands):

	30-59 days delinquent	60-89 days delinquent	90 days or greater delinquent	Total delinquency	Current	Total loans receivable	90 days or greater delinquent and accruing
Personal Banking:
Residential mortgage loans	$30,041	7,796	7,995	45,832	3,382,353	3,428,185	1,671
Home equity loans	5,761	982	3,126	9,869	1,217,989	1,227,858	26
Vehicle loans	10,382	3,326	3,051	16,759	1,991,842	2,008,601	44
Consumer loans	829	428	927	2,184	115,242	117,426	722
Total Personal Banking	47,013	12,532	15,099	74,644	6,707,426	6,782,070	2,463

Commercial Banking:
Commercial real estate loans	2,010	1,031	6,535	9,576	2,618,881	2,628,457	225
Commercial real estate loans - owner occupied	1,194	—	177	1,371	344,182	345,553	—
Commercial loans	4,196	703	2,780	7,679	1,651,050	1,658,729	10
Total Commercial Banking	7,400	1,734	9,492	18,626	4,614,113	4,632,739	235
Total originated loans	$54,413	14,266	24,591	93,270	11,321,539	11,414,809	2,698

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

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator and the current period charge-offs by year of origination for each portfolio segment as of March 31, 2024 (in thousands):

	YTD March 31, 2024	2023	2022	2021	2020	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$7,577	192,489	660,443	782,217	496,755	1,230,826	—	—	3,370,307
Substandard	—	89	2,551	357	1,208	8,336	—	—	12,541
Total residential mortgage loans	7,577	192,578	662,994	782,574	497,963	1,239,162	—	—	3,382,848
Residential mortgage current period charge-offs	—	—	—	—	(113)	(49)	—	—	(162)
Home equity loans
Pass	5,488	67,059	97,697	101,645	140,326	276,751	460,391	42,600	1,191,957
Substandard	—	—	98	54	197	2,027	1,086	1,188	4,650
Total home equity loans	5,488	67,059	97,795	101,699	140,523	278,778	461,477	43,788	1,196,607
Home equity current period charge-offs	—	—	(35)	(2)	—	(154)	(189)	(32)	(412)
Vehicle loans
Pass	196,998	615,730	618,045	351,286	113,020	105,357	—	—	2,000,436
Substandard	—	753	1,310	1,274	257	826	—	—	4,420
Total vehicle loans	196,998	616,483	619,355	352,560	113,277	106,183	—	—	2,004,856
Vehicle current period charge-offs	—	(715)	(664)	(748)	(117)	(344)	—	—	(2,588)
Consumer loans
Pass	7,204	21,506	10,028	4,627	1,667	5,099	61,766	717	112,614
Substandard	—	51	63	9	—	51	622	101	897
Total consumer loans	7,204	21,557	10,091	4,636	1,667	5,150	62,388	818	113,511
Consumer loan current period charge-offs	(13)	(1,263)	(139)	(83)	(13)	(247)	(206)	(21)	(1,985)
Total Personal Banking	217,267	897,677	1,390,235	1,241,469	753,430	1,629,273	523,865	44,606	6,697,822
Commercial Banking:
Commercial real estate loans
Pass	62,822	232,766	496,664	303,781	319,596	931,515	28,002	24,423	2,399,569
Special mention	—	2,831	24,683	27,294	7,111	28,946	733	—	91,598
Substandard	1,256	1,909	2,779	29,626	19,575	117,501	78	99	172,823
Total commercial real estate loans	64,078	237,506	524,126	360,701	346,282	1,077,962	28,813	24,522	2,663,990
Commercial real estate current period charge-offs	—	—	(44)	—	—	(305)	—	—	(349)
Commercial real estate loans - owner occupied
Pass	22,976	12,903	51,065	47,955	13,886	163,028	2,171	1,304	315,288
Special mention	—	13,365	2,381	1,210	1,728	20,965	—	—	39,649
Substandard	—	—	—	111	1,647	6,145	—	1,698	9,601
Total commercial real estate loans - owner occupied	22,976	26,268	53,446	49,276	17,261	190,138	2,171	3,002	364,538
Commercial real estate - owner occupied current period charge-offs	—	—	—	—	—	—	—	—	—
Commercial loans
Pass	203,185	424,258	402,658	67,493	24,976	79,847	492,660	3,442	1,698,519
Special mention	8,019	31,014	3,860	4	298	217	9,045	4	52,461
Substandard	—	8,050	3,954	886	222	3,162	3,884	3,758	23,916
Total commercial loans	211,204	463,322	410,472	68,383	25,496	83,226	505,589	7,204	1,774,896
Commercial loans current period charge-offs	—	(47)	(734)	(75)	(175)	(132)	—	—	(1,163)
Total Commercial Banking	298,258	727,096	988,044	478,360	389,039	1,351,326	536,573	34,728	4,803,424

Total loans	$515,525	1,624,773	2,378,279	1,719,829	1,142,469	2,980,599	1,060,438	79,334	11,501,246
For the quarter ended March 31, 2024, $3 million of revolving loans were converted to term loans.

The following table presents the amortized cost basis of our loan portfolio by year of origination and credit quality indicator for each portfolio segment as of December 31, 2023 (in thousands):

	2023	2022	2021	2020	2019	Prior	Revolving loans	Revolving loans converted to term loans	Total loans receivable
Personal Banking:
Residential mortgage loans
Pass	$186,081	665,379	792,488	506,068	244,678	1,019,152	—	—	3,413,846
Substandard	—	1,581	—	1,252	311	11,195	—	—	14,339
Total residential mortgage loans	186,081	666,960	792,488	507,320	244,989	1,030,347	—	—	3,428,185
Residential mortgage current period charge-offs	—	(9)	(5)	(130)	(23)	(1,023)	—	—	(1,189)
Home equity loans
Pass	71,497	100,639	106,043	146,121	94,144	197,259	463,868	43,526	1,223,097
Substandard	—	236	54	197	35	1,733	1,447	1,059	4,761
Total home equity loans	71,497	100,875	106,097	146,318	94,179	198,992	465,315	44,585	1,227,858
Home equity current period charge-offs	—	(53)	(46)	—	(48)	(352)	(144)	(209)	(852)
Vehicle loans
Pass	664,876	682,275	397,809	132,775	67,853	58,153	—	—	2,003,741
Substandard	646	1,418	1,453	299	556	488	—	—	4,860
Total vehicle loans	665,522	683,693	399,262	133,074	68,409	58,641	—	—	2,008,601
Vehicle current period charge-offs	(678)	(1,844)	(1,967)	(475)	(652)	(853)	—	—	(6,468)
Consumer loans
Pass	24,277	11,582	5,552	2,072	1,355	6,603	64,214	820	116,475
Substandard	55	43	19	6	6	46	726	50	951
Total consumer loans	24,332	11,625	5,571	2,078	1,361	6,649	64,940	870	117,426
Consumer loan current period charge-offs	(3,412)	(511)	(390)	(157)	(177)	(980)	(317)	(38)	(5,983)
Total Personal Banking	947,432	1,463,153	1,303,418	788,790	408,938	1,294,629	530,255	45,455	6,782,070
Commercial Banking:
Commercial real estate loans
Pass	223,335	470,762	303,873	332,620	228,382	745,244	27,583	24,804	2,356,603
Special Mention	2,819	24,735	27,871	5,365	4,053	38,665	711	—	104,219
Substandard	1,920	750	26,850	18,167	37,044	82,717	79	108	167,635
Total commercial real estate loans	228,074	496,247	358,594	356,152	269,479	866,626	28,373	24,912	2,628,457
Commercial real estate current period charge-offs	(14)	—	(492)	—	(51)	(1,741)	—	—	(2,298)
Commercial real estate loans - owner occupied
Pass	24,725	51,986	47,655	15,984	28,614	140,175	2,378	2,390	313,907
Special Mention	1,221	120	1,218	—	14,386	2,952	—	—	19,897
Substandard	—	—	118	1,666	4,646	4,641	—	678	11,749
Total commercial real estate loans - owner occupied	25,946	52,106	48,991	17,650	47,646	147,768	2,378	3,068	345,553
Commercial real estate - owner occupied current period charge-offs	—	—	—	—	—	(68)	—	—	(68)
Commercial loans
Pass	482,605	430,378	73,469	26,868	34,090	54,617	531,742	4,110	1,637,879
Special Mention	508	3,671	52	299	240	26	1,882	—	6,678
Substandard	—	3,015	872	356	2,361	840	4,729	1,999	14,172
Total commercial loans	483,113	437,064	74,393	27,523	36,691	55,483	538,353	6,109	1,658,729
Commercial loans current period charge-offs	(35)	(2,072)	(517)	(430)	(205)	(845)	(60)	(2)	(4,166)
Total Commercial Banking	737,133	985,417	481,978	401,325	353,816	1,069,877	569,104	34,089	4,632,739

Total loans	$1,684,565	2,448,570	1,785,396	1,190,115	762,754	2,364,506	1,099,359	79,544	11,414,809
For the year ended December 31, 2023, $19 million of revolving loans were converted to term loans.

(4)    Goodwill and Other Intangible Assets

The following table provides information for intangible assets subject to amortization at the dates indicated (in thousands):

	March 31, 2024	December 31, 2023
Amortizable intangible assets:
Core deposit intangibles - gross	$74,899	74,899
Less: accumulated amortization	(70,310)	(69,609)
Core deposit intangibles - net	$4,589	5,290
Total intangible assets - net	$4,589	5,290

The following table shows the actual aggregate amortization expense for the quarters ended March 31, 2024 and 2023, as well as the estimated aggregate amortization expense, based upon current levels of intangible assets, for the current fiscal year and each of the succeeding fiscal years until the intangible assets are fully amortized (in thousands):

For the quarter ended March 31, 2024	$701
For the quarter ended March 31, 2023	909
For the year ending December 31, 2024	2,452
For the year ending December 31, 2025	1,662
For the year ending December 31, 2026	871
For the year ending December 31, 2027	305

The following table provides information for the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2023	$380,997
Balance at March 31, 2024	$380,997

We performed our annual goodwill impairment test as of June 30, 2023 in accordance with ASC 350, Intangibles - Goodwill and Other, and concluded that goodwill was not impaired.

(5)    Borrowed Funds

(a)    Borrowings

Borrowed funds at March 31, 2024 and December 31, 2023 are presented in the following table:

	March 31, 2024		December 31, 2023
	Amount	Average rate	Amount	Average rate
Term notes payable to the FHLB of Pittsburgh, due within one year	$275,000	5.65%	$175,000	5.71%
Notes payable to the FHLB of Pittsburgh, due within one year	55,600	5.67%	163,500	5.70%
Collateralized borrowings, due within one year	29,882	1.62%	35,495	1.72%
Collateral received, due within one year	40,301	5.08%	24,900	5.26%
Total borrowed funds	$400,783		$398,895

Borrowings from the Federal Home Loan Bank (“FHLB”) of Pittsburgh, if any, are secured by our residential first mortgage and other qualifying loans. At March 31, 2024, the carrying value of these loans was $6.0 billion. Certain of these borrowings are subject to restrictions or penalties in the event of prepayment.

The revolving line of credit with the FHLB of Pittsburgh carries a commitment of $250 million. The rate is adjusted daily by the FHLB of Pittsburgh, and any borrowings on this line may be repaid at any time without penalty. At March 31, 2024 and December 31, 2023, the balance of the revolving line of credit was $56 million and $164 million, respectively.

At March 31, 2024 and December 31, 2023, collateralized borrowings due within one year were $30 million and $35 million, respectively. These borrowings are collateralized by cash or various securities held in safekeeping by the FHLB. At March 31, 2024, the carrying value of the cash and securities used as collateral was $50 million.

At March 31, 2024 and December 31, 2023, collateral received was $40 million and $25 million, respectively. This represents collateral posted to us from our derivative counterparties.

At March 31, 2024 and December 31, 2023, term notes payable to the FHLB of Pittsburgh due within one year were $275 million and $175 million, respectively. The March 31, 2024 total is made up of eight advances: $100 million at 5.68% maturing April 5, 2024; $25 million at 5.63% maturing April 26, 2024; $25 million at 5.61% maturing April 30, 2024; $25 million at 5.65% maturing May 9, 2024; $25 million at 5.64% maturing May 13, 2024; $25 million at 5.64% maturing May 13, 2024; $25 million at 5.63% maturing May 20, 2024; $25 million at 5.63% maturing May 31, 2024.

On September 9, 2020, the Company issued $125 million of 4.00% fixed-to-floating rate subordinated notes with a maturity date of September 15, 2030. The subordinated notes, which qualify as Tier 2 capital, bear interest at an annual rate of 4.00%, payable semi-annually in arrears commencing on March 15, 2021, and a floating rate of interest equivalent to the 3-month Secured Overnight Financing Rate (“SOFR”) plus 3.89% payable quarterly in arrears commencing on December 15, 2025. During the year-ended December 31, 2023 the Company repurchased $10 million of subordinated notes leaving $115 million of subordinated notes outstanding. The subordinated debt issuance costs of approximately $2 million are being amortized over five years on a straight-line basis into interest expense. At March 31, 2024 and December 31, 2023, subordinated debentures, net of issuance costs, were $114 million. For the three months ended March 31, 2024 and March 31, 2023 total interest expense paid on the subordinate notes was $1.2 million.

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

	Maturity date	Interest rate	Capital debt securities	March 31, 2024	December 31, 2023
Northwest Bancorp Capital Trust III	December 30, 2035	3-month SOFR plus 1.38%	$50,000	$51,547	51,547
Northwest Bancorp Statutory Trust IV	December 15, 2035	3-month SOFR plus 1.38%	50,000	51,547	51,547
LNB Trust II	June 15, 2037	3-month SOFR plus 1.48%	7,875	8,119	8,119
Union National Capital Trust I (1)	January 23, 2034	3-month SOFR plus 2.85%	8,000	8,005	7,999
Union National Capital Trust II (1)	November 23, 2034	3-month SOFR plus 2.00%	3,000	2,803	2,796
MFBC Statutory Trust I (1)	September 15, 2035	3-month SOFR plus 1.70%	5,000	3,814	3,788
Universal Preferred Trust (1)	October 7, 2035	3-month SOFR plus 1.69%	5,000	3,804	3,778
			$128,875	129,639	129,574
(1) Net of discounts due to the fair value adjustment made at the time of acquisition.

Cash distributions on the trust securities are made on a quarterly basis to the extent interest on the debentures is received by the Trusts. We have the right to defer payment of interest on the subordinated debentures at any time, or from time-to-time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust securities also are deferred. To date there have been no interest deferrals. Interest on the subordinated debentures and distributions on the trust securities is cumulative. Our obligation constitutes a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the trust under the preferred securities. For each of the three month periods ended March 31, 2024 and March 31, 2023 total interest expense paid on trust preferred securities was $2 million.

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

(6)    Guarantees

We issue standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. We are required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by our customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal loan underwriting procedures. Collateral may be obtained based on management’s credit assessment of the customer. At March 31, 2024, the maximum potential amount of future payments we could be required to make under these non-recourse standby letters of credit was $60 million, of which $43 million is fully collateralized. At March 31, 2024, we had a liability which represents deferred income of $1 million related to the standby letters of credit.

In addition, we maintain a $10 million unsecured line of credit with a correspondent bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $9 million in notional value of credit cards have been issued. These issued credit cards had an outstanding balance of $1 million at March 31, 2024. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to the correspondent bank; however, if the customer fails to repay their balance, the Bank could be required to satisfy the obligation to correspondent bank and initiate collection from our customer as part of the existing credit facility of that customer.

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

The following table sets forth the computation of basic and diluted EPS (in thousands, except share data and per share amounts):

	Quarter ended March 31,
	2024	2023
Net income	$29,163	33,679
Less: Dividends and undistributed earnings allocated to participating securities	74	146
Net income available to common shareholders	$29,089	33,533

Weighted average common shares outstanding	126,814,233	126,498,512
Add: Effect of common share options and other stock awards	784,738	551,751
Total weighted average common shares and dilutive potential shares	127,598,971	127,050,263

Basic earnings per share	$0.23	0.27

Diluted earnings per share	$0.23	0.26

(8)    Pension and Other Post-Retirement Benefits

The following table sets forth the net periodic costs for the defined benefit pension plans and post-retirement healthcare plans for the periods indicated (in thousands):

	Quarter ended March 31,
	Pension benefits		Other post-retirement benefits
	2024	2023	2024	2023
Service cost	$1,425	1,560	—	—
Interest cost	2,205	2,245	15	7
Expected return on plan assets	(3,776)	(3,479)	—	—
Amortization of prior service cost	(563)	(564)	—	—
Amortization of the net loss	18	20	10	10
Net periodic cost	$(691)	(218)	25	17

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

The carrying amounts reported in the Consolidated Statement of Financial Condition approximate fair value for the following financial instruments: cash and cash equivalents, marketable securities available-for-sale, loans held-for-sale, accrued interest receivable, interest rate lock commitments, forward commitments, interest rate swaps, savings and checking deposits, foreign exchange swaps, risk participation agreements, and accrued interest payable.

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

Off-Balance Sheet Financial Instruments

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. Commitments to extend credit are generally short-term in nature and, if drawn upon, are issued under current market terms. At March 31, 2024 and December 31, 2023, there was no significant unrealized appreciation or depreciation on these financial instruments.

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at March 31, 2024 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$119,319	119,319	119,319	—	—
Securities available-for-sale	1,094,009	1,094,009	—	1,094,009	—
Securities held-to-maturity	801,107	680,353	—	680,353	—
Loans receivable, net	11,368,267	10,370,310	—	—	10,370,310
Loans held-for-sale	8,082	8,082	—	213	7,869
Accrued interest receivable	50,680	50,680	50,680	—	—
Interest rate lock commitments	479	479	—	—	479
Forward commitments	58	58	—	58	—
Foreign exchange swaps	2	2	—	2	—
Interest rate swaps designated as hedging instruments	2,300	2,300	—	2,300	—
Interest rate swaps not designated as hedging instruments	45,188	45,188	—	45,188	—
FHLB stock	30,811	30,811	—	—	—
Total financial assets	$13,520,302	12,401,591	169,999	1,822,123	10,378,658

Financial liabilities:
Savings and checking deposits	$9,284,830	9,284,830	9,284,830	—	—
Time deposits	2,786,814	2,333,365	—	—	2,333,365
Borrowed funds	400,783	389,997	389,997	—	—
Subordinated debt	114,276	112,027	—	112,027	—
Junior subordinated debentures	129,639	123,167	—	—	123,167
Interest rate swaps not designated as hedging instruments	45,220	45,220	—	45,220	—
Risk participation agreements	17	17	—	17	—
Accrued interest payable	17,395	17,395	17,395	—	—
Total financial liabilities	$12,778,974	12,306,018	9,692,222	157,264	2,456,532

The following table sets forth the carrying amount and estimated fair value of our financial instruments included in the Consolidated Statement of Financial Condition at December 31, 2023 (in thousands):

	Carrying amount	Estimated fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$122,260	122,260	122,260	—	—
Securities available-for-sale	1,043,359	1,043,359	—	1,043,359	—
Securities held-to-maturity	814,839	699,506	—	699,506	—
Loans receivable, net	11,280,798	10,274,593	—	—	10,274,593
Residential mortgage loans held-for-sale	8,768	8,768	—	—	8,768
Accrued interest receivable	47,353	47,353	47,353	—	—
Interest rate lock commitments	641	641	—	—	641
Forward commitments	12	12	—	12	—
Interest rate swaps designated as hedging instruments	713	713	—	713	—
Interest rate swaps not designated as hedging instruments	41,406	41,406	—	41,406	—
FHLB stock	30,146	30,146	—	—	—
Total financial assets	$13,390,295	12,268,757	169,613	1,784,996	10,284,002

Financial liabilities:
Savings and checking accounts	$9,377,021	9,377,021	9,377,021	—	—
Time deposits	2,602,881	2,113,177	—	—	2,113,177
Borrowed funds	398,895	386,446	386,446	—	—
Subordinated debt	114,189	109,471	—	109,471	—
Junior subordinated debentures	129,574	112,159	—	—	112,159
Foreign exchange swaps	291	291	—	291	—
Interest rate swaps designated as hedging instruments	1,198	1,198	—	1,198	—
Interest rate swaps not designated as hedging instruments	41,437	41,437	—	41,437	—
Risk participation agreements	14	14	—	14	—
Accrued interest payable	13,669	13,669	13,669	—	—
Total financial liabilities	$12,679,169	12,154,883	9,777,136	152,411	2,225,336

Fair value estimates are made at a point-in-time, based on relevant market data and information about the instrument. The methods and assumptions detailed above were used in estimating the fair value of financial instruments at both March 31, 2024 and December 31, 2023.

The following table represents assets and liabilities measured at fair value on a recurring basis at March 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	56,718	—	56,718
Government-sponsored enterprises	—	40,519	—	40,519
States and political subdivisions	—	74,271	—	74,271
Corporate	—	7,634	—	7,634
Total debt securities	—	179,142	—	179,142

Residential mortgage-backed securities:
GNMA	—	31,305	—	31,305
FNMA	—	98,861	—	98,861
FHLMC	—	82,746	—	82,746
Non-agency	—	5	—	5
Collateralized mortgage obligations:
GNMA	—	374,391	—	374,391
FNMA	—	144,489	—	144,489
FHLMC	—	183,070	—	183,070
Total mortgage-backed securities	—	914,867	—	914,867

Interest rate lock commitments	—	—	479	479
Forward commitments	—	58	—	58
Foreign exchange swaps	—	2	—	2
Interest rate swaps designated as hedging instruments	—	2,300	—	2,300
Interest rate swaps not designated as hedging instruments	—	45,188	—	45,188
Total assets	$—	1,141,557	479	1,142,036

Interest rate swaps not designated as hedging instruments	—	45,220	—	45,220
Risk participation agreements	—	17	—	17
Total liabilities	$—	45,237	—	45,237

The following table represents assets and liabilities measured at fair value on a recurring basis at December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Debt securities:
U.S. government and agencies	$—	58,314	—	58,314
Government-sponsored enterprises	—	40,597	—	40,597
States and political subdivisions	—	75,469	—	75,469
Corporate	—	7,688	—	7,688
Total debt securities	—	182,068	—	182,068

Residential mortgage-backed securities:
GNMA	—	17,441	—	17,441
FNMA	—	102,678	—	102,678
FHLMC	—	70,830	—	70,830
Non-agency	—	5	—	5
Collateralized mortgage obligations:
GNMA	—	331,784	—	331,784
FNMA	—	148,892	—	148,892
FHLMC	—	189,661	—	189,661
Total mortgage-backed securities	—	861,291	—	861,291

Interest rate lock commitments	—	—	641	641
Forward commitments	—	12	—	12
Interest rate swaps designated as hedging instruments	—	713	—	713
Interest rate swaps not designated as hedging instruments	—	41,406	—	41,406
Total assets	$—	1,085,490	641	1,086,131

Foreign exchange swaps	$—	291	—	291
Interest rate swaps designated as hedging instruments	—	1,198	—	1,198
Interest rate swaps not designated as hedging instruments	—	41,437	—	41,437
Risk participation agreements	—	14	—	14
Total liabilities	$—	42,940	—	42,940

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	For the quarter ended March 31,
	2024	2023
Beginning balance,	$641	559
Interest rate lock commitments:
Net activity	(162)	(173)

Ending balance	$479	386

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held-for-sale, loans individually assessed, real estate owned, and mortgage servicing rights.

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of March 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	39,123	39,123
Mortgage servicing rights	—	—	173	173
Real estate owned, net	—	—	50	50
Total assets	$—	—	39,346	39,346

The following table represents the fair market measurement for only those nonrecurring assets that had a fair market value below the carrying amount as of December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total assets at fair value
Loans individually assessed	$—	—	36,747	36,747
Mortgage servicing rights	—	—	133	133
Real estate owned, net	—	—	104	104
Total assets	$—	—	36,984	36,984

Individually Assessed Loans - A loan is considered to be individually assessed as described in Note 1(f) of the Notes to the Consolidated Financial Statements in Item 8 of Part II of our 2023 Annual Report on Form 10-K. We classify loans individually assessed as nonrecurring Level 3.

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2024 (in thousands):

	Fair value	Valuation techniques	Significant unobservable inputs	Range (weighted average)
Loans individually assessed	$39,123	Appraisal value (1)	Estimated cost to sell	10%

Mortgage servicing rights	173	Discounted cash flow	Annual service cost	$89
			Prepayment rate	6.6% to 18.2% (10.7%)
			Expected life (months)	51.0 to 102.3 (72.3)
			Option adjusted spread	729 basis points
			Forward yield curve	5.43% to 5.33%

Real estate owned, net	50	Appraisal value (1)	Estimated cost to sell	10%

Loans held for sale	7,869	Quoted prices for similar loans in active markets adjusted by an expected pull-through rate	Estimated pull-through rate	100%
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

Derivatives Designated as Hedging Instruments

During the year-ended December 31, 2023, the Company entered into seven separate pay-fixed interest rate swaps in order to synthetically convert short-term three month FHLB advances to fixed-rate term funding with an aggregate value of $175 million with maturities ranging from three to five years. Our risk management objective and strategy for these interest rate swaps at such time was to reduce our exposure to variability in interest-related cash outflows attributable to changes in the USD-SOFR swap rate, the designated benchmark interest rate being hedged. Based upon our contemporaneous quantitative analysis at the inception of the interest rate swaps, we have determined these interest rate swaps qualify for hedge accounting in accordance with ASC 815, Derivatives and Hedging. Our cash flow hedges are recorded within other assets on the Consolidated Statement of Financial Condition at their estimated fair value.

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

The following table presents information regarding our derivative financial instruments for the periods indicated (in thousands):

	Asset derivatives		Liability derivatives
	Notional amount	Fair value	Notional amount	Fair value
At March 31, 2024
Derivatives designated as hedging instruments:
Interest rate swap agreements	$175,000	2,300	—	—
Derivatives not designated as hedging instruments:
Interest rate swap agreements	740,173	45,188	740,173	45,220
Foreign exchange swap agreements	2,975	2	—	—
Interest rate lock commitments	18,591	479	—	—
Forward commitments	2,713	58	—	—
Risk participation agreements	—	—	92,281	17
Total Derivatives	$939,452	48,027	832,454	45,237

At December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swap agreements	$75,000	713	100,000	1,198
Derivatives not designated as hedging instruments:
Interest rate swap agreements	725,139	41,406	725,139	41,437
Foreign exchange swap agreements	—	—	12,278	291
Interest rate lock commitments	21,857	641	—	—
Forward commitments	281	12	—	—
Risk participation agreements	—	—	101,727	14
Total derivatives	$822,277	42,772	939,144	42,940
The following table presents income or expense recognized on derivatives for the periods indicated (in thousands):

	For the quarter ended March 31,
	2024	2023
Hedging derivatives:
Decrease in interest expense	$733	—

Non-hedging swap derivatives:
Increase/(decrease) in other income	$287	(202)
Decrease in mortgage banking income	$(115)	(174)

The following table presents information regarding our derivative financial instruments designated as hedging for the quarter ended March 31, 2024 (in thousands):

	Notional amount	Effective rate	Estimated decrease to interest expense in the next twelve months	Maturity date	Remaining term (in months)
Interest rate products:
Issued May 11, 2023	$25,000	3.50%	$(546)	5/11/2027	37
Issued May 12, 2023	25,000	3.55%	(534)	5/12/2028	49
Issued May 19, 2023	25,000	3.83%	(460)	11/19/2027	44
Issued May 31, 2023	25,000	4.03%	(406)	11/30/2026	32
Issued July 26, 2023	25,000	4.22%	(359)	7/26/2028	52
Issued July 31, 2023	25,000	4.30%	(336)	1/31/2028	46
Issued August 9, 2023	25,000	4.32%	(339)	8/9/2027	40
Total	$175,000		$(2,980)

(11)    Legal Proceedings

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated. As of March 31, 2024, we do not anticipate that the aggregate ultimate liability arising out of any pending or threatened legal proceedings will be material to our Consolidated Financial Statements. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate loss to us from legal proceedings.

(12)    Changes in Accumulated Other Comprehensive Income

The following tables show the changes in accumulated other comprehensive income by component for the periods indicated (in thousands):

	For the quarter ended March 31, 2024
	Unrealized losses on securities available-for-sale	Change in fair value of interest rate swaps	Change in defined benefit pension plans	Total
Balance as of December 31, 2023	$(150,659)	(374)	1,541	(149,492)

Other comprehensive (loss)/income before reclassification adjustments (1) (2)	(5,698)	2,154	—	(3,544)
Amounts reclassified from accumulated other comprehensive income (3)	—	—	(388)	(388)

Net other comprehensive (loss)/income	(5,698)	2,154	(388)	(3,932)

Balance as of March 31, 2024	$(156,357)	1,780	1,153	(153,424)

	For the quarter ended March 31, 2023
	Unrealized losses on securities available-for-sale	Change in defined benefit pension plans	Total
Balance as of December 31, 2022	$(164,206)	(6,952)	(171,158)

Other comprehensive income before reclassification adjustments (4)	13,017	—	13,017
Amounts reclassified from accumulated other comprehensive income (5)	—	(382)	(382)

Net other comprehensive income/(loss)	13,017	(382)	12,635

Balance as of March 31, 2023	$(151,189)	(7,334)	(158,523)
(1)Consists of unrealized holding losses, net of tax of $1,758.
(2)Change in fair value of interest rate swaps, net of tax ($630).
(3)Consists of realized gains, net of tax of $147.
(4)Consists of unrealized holding gains, net of tax of ($3,308).
(5)Consists of realized gains, net of tax of $152.

(13)    Subsequent Events

    In April 2024, the Company approved and announced its intention to pursue a limited, strategic repositioning of the securities portfolio to optimize its balance sheet by liquidating lower-yielding securities in an effort to generate additional future earnings. This initiative will be accomplished through the sale of up to 15% of the Company’s available-for-sale investment securities portfolio. The securities losses recognized will be limited to $40 million, equivalent to approximately $30 million after tax. The Company expects a yield gain of 375 to 400 basis points from the repositioning and will attempt to manage the payback period so that it will be approximately three years. The characteristics of investment securities to be sold have an average yield less than 2.00% with a remaining maturity of greater than four years. The proceeds will be used to reduce borrowings in the short term while also opportunistically reinvesting into securities with similar risk, maturity and duration characteristics.

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
•     the effects of natural disasters and extreme weather events;
•     changes in our ability to continue to pay dividends, either at current rates or at all;
•    our ability to retain key employees; and
•    our compensation expense associated with equity allocated or awarded to our employees.

Overview of Critical Accounting Policies Involving Estimates

Please refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of our 2023 Annual Report on Form 10-K.

Recently Issued Accounting Standards

The following Accounting Standard Updates (“ASU”) issued by the Financial Accounting Standards Board ("FASB") have not yet been adopted.

In October 2023, the FASB issued ASU No. 2023-06, "Disclosure Improvements." This ASU includes amendments on several subtopics in the FASB Accounting Standards Codification ("Codification") to incorporate certain disclosures and presentation requirements currently residing in SEC Regulations S-X and S-K. The adoption of this ASU may lead to certain disclosure being relocated into the financial statements. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. These amendments are to be applied prospectively. If the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K by June 30, 2027, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. We do not believe this guidance will have a material impact on the Company's financial statements.

In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures." This ASU requires additional disaggregated disclosures on entity's effective tax rate reconciliation and additional details on income taxes paid. This guidance is effective for annual periods beginning after December 15, 2025, with early adoption permitted. This ASU is applied prospectively with the option to apply the ASU retrospectively. We do not believe this guidance will have a material impact on the Company's financial statements.

Comparison of Financial Condition

Total assets at March 31, 2024 were $14.5 billion, an increase of $91 million, or 1%, from $14.4 billion at December 31, 2023. This increase in assets was primarily driven by increases in loans receivable and marketable securities. A discussion of significant changes follows.

Total marketable securities remained consistent at $1.9 billion at March 31, 2024, an increase of $37 million, or 2%, from December 31, 2023. Available-for-sale securities increased by $51 million, driven by securities purchases during the current period, while held-to-maturity securities decreased $14 million, driven by maturity and regular monthly cash flows.

Gross loans receivable increased by $86 million, or 1%, to $11.5 billion at March 31, 2024, from $11.4 billion at December 31, 2023. This increase was attributable to organic loan growth. Our commercial banking portfolio increased by $170 million, or 4%, to $4.8 billion at March 31, 2024, from $4.6 billion at December 31, 2023, primarily as a result of the new commercial lending verticals that we implemented during the prior year. Specifically, our commercial and industrial (C&I) loan portfolio increased by $116 million, or 7%. The increase in our total commercial banking was partially offset by a decrease in our personal banking loan portfolio by $84 million, or 1%, to $6.7 billion at March 31, 2024 from $6.8 billion at December 31, 2023. Cash flows from our personal banking portfolio were redirected to partially fund commercial banking growth.

The following table provides the various loan sectors in our commercial real estate portfolio at March 31, 2024:

Property type	Percent of portfolio
5 or more unit dwelling	15.2%
Nursing home	12.8
Retail building	11.8
Commercial office building - non-owner occupied	9.1
Manufacturing & industrial building	5.0
Residential acquisition & development - 1-4 family, townhouses and apartments	4.3
Multi-use building - commercial, retail and residential	4.1
Warehouse/storage building	3.9
Multi-use building - office and warehouse	3.3
Commercial office building - owner occupied	3.3
Other medical facility	3.1
Single family dwelling	2.7
Student housing	2.2
Hotel/motel	2.1
Agricultural real estate	2.0
2-4 family	2.0
All other	13.1
Total	100.0%

The following table describes the collateral of our commercial real estate portfolio by state at March 31, 2024:

State	Percent of portfolio
New York	33.0%
Pennsylvania	30.2
Ohio	20.3
Indiana	8.1
All other	8.4
Total	100.0%

Total deposits increased by $92 million, or 1%, to $12.1 billion at March 31, 2024 from $12.0 billion at December 31, 2023. This increase was driven by a $184 million, or 7%, increase in time deposits as we continued competitively positioning our deposit products, and a $51 million, or 2%, increase in savings deposits. Partially offsetting this increase was a decrease in demand deposit accounts by $127 million, or 2%, as customers shifted balances into higher yielding time deposit accounts.

As of March 31, 2024, we had $449 million of brokered deposits, which made up 16% of our time deposits and 4.0% of our total deposit balance at year end. The balance carried an average all-in cost of 5.43% and an average original term of 12 months. These deposits were purchased through a registered broker, as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources.

In addition, at quarter end we had $527 million of deposits through our participation in the Intrafi Network Deposits and FIS Insured Deposit programs. These deposits are part of a reciprocal program that allows our depositors to receive expanded FDIC coverage by placing multiple interest-bearing demand accounts at other member banks and Northwest receives an equal amount of deposits from other member banks. The balance carried an average cost of 3.88%.

At March 31, 2024 and December 31, 2023, we had total deposits in excess of $250,000 (the limit for FDIC insurance) of $1.8 billion. At those dates, we had no deposits that were uninsured for any other reason. The following table presents details regarding the Company's uninsured deposits portfolio:

	As of March 31, 2024
	Balance	Percent of total deposits	Number of relationships
Uninsured deposits per the Call Report (1)	$2,806,650	23.25%	4,965
Less intercompany deposit accounts	1,019,792	8.45%	12
Less collateralized deposit accounts	408,083	3.38%	255
Uninsured deposits excluding intercompany and collateralized accounts	$1,378,775	11.42%	4,698
(1)     Uninsured deposits presented may be different from actual amounts due to titling of accounts.

Our largest uninsured depositor, excluding intercompany and collateralized deposit accounts, had an aggregate uninsured deposit balance of $19 million, or 0.16% of total deposits, as of March 31, 2024. Our top ten largest uninsured depositors, excluding intercompany and collateralized deposit accounts, had an aggregate uninsured deposit balance of $103 million, or 0.85% of total deposits, as of March 31, 2024. The average uninsured deposit account balance, excluding intercompany and collateralized accounts, was $293,000 as of March 31, 2024.

Total shareholders’ equity remained steady at $1.6 billion, or $12.20 per share, at both March 31, 2024 and December 31, 2023, increasing by $1 million in the current quarter. This increase was the result of year-to-date earnings of $29 million, partially offset by $25 million of cash dividend payments for the quarter ended March 31, 2024, as well as a change in accumulated other comprehensive loss of $4 million, or 3%, primarily due to an increase in unrealized loss on our available-for-sale investment portfolio as a result of higher market interest rates.

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

	At March 31, 2024
	Actual		Minimum capital requirements (1)		Well capitalized requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,805,374	15.951%	$1,188,406	10.500%	$1,131,815	10.000%
Northwest Bank	1,529,840	13.529%	1,187,335	10.500%	1,130,795	10.000%

Tier 1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,555,043	13.739%	962,043	8.500%	905,452	8.000%
Northwest Bank	1,393,786	12.326%	961,176	8.500%	904,636	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,429,393	12.629%	792,270	7.000%	735,680	6.500%
Northwest Bank	1,393,786	12.326%	791,557	7.000%	735,017	6.500%

Tier 1 capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,555,043	10.828%	574,453	4.000%	718,066	5.000%
Northwest Bank	1,393,786	9.712%	574,060	4.000%	717,575	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

	At December 31, 2023
	Actual		Minimum capital requirements (1)		Well capitalized requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Northwest Bancshares, Inc.	$1,799,883	16.040%	$1,178,234	10.500%	$1,122,128	10.000%
Northwest Bank	1,520,736	13.564%	1,177,257	10.500%	1,121,197	10.000%

Tier I capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,553,766	13.847%	953,809	8.500%	897,702	8.000%
Northwest Bank	1,388,808	12.387%	953,018	8.500%	896,958	8.000%

CET1 capital (to risk weighted assets)
Northwest Bancshares, Inc.	1,428,181	12.727%	785,489	7.000%	729,383	6.500%
Northwest Bank	1,388,808	12.387%	784,838	7.000%	728,778	6.500%

Tier I capital (leverage) (to average assets)
Northwest Bancshares, Inc.	1,553,766	10.841%	573,290	4.000%	716,612	5.000%
Northwest Bank	1,388,808	9.697%	572,903	4.000%	716,128	5.000%
(1) Amounts and ratios include the capital conservation buffer of 2.5%, which does not apply to Tier 1 capital to average assets (leverage ratio).

Liquidity

We are required to maintain a sufficient level of liquid assets, as determined by management and reviewed for adequacy by the FDIC and the Pennsylvania Department of Banking and Securities during their regular examinations. Northwest frequently monitors its liquidity position primarily using the ratio of unencumbered available-for-sale liquid assets as a percentage of deposits and borrowings (“liquidity ratio”). Northwest Bank’s liquidity ratio at March 31, 2024 was 9.77%. We adjust liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes and insurance on mortgage loan escrow accounts, repayment of borrowings and loan commitments. At March 31, 2024, Northwest had $3.3 billion of additional borrowing capacity available with the FHLB, including $250 million on an overnight line of credit, which had a drawn balance of $56 million at March 31, 2024, as well as $264 million of borrowing capacity available with the Federal Reserve Bank and $105 million with two correspondent banks.

Dividends

We paid $25 million in cash dividends during the quarters ended March 31, 2024 and 2023. The common stock dividend payout ratio (dividends declared per share divided by net income per diluted share) for March 31, 2024 and 2023 was 87.0% and 76.9% on dividends of $0.20 per share. On April 17, 2024, the Board of Directors declared a cash dividend of $0.20 per share payable on May 15, 2024 to shareholders of record as of May 2, 2024. This represents the 118th consecutive quarter we have paid a cash dividend.

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

	March 31, 2024	December 31, 2023
	(in thousands)
Loans 90 days or more past due:
Residential mortgage loans	$5,813	7,995
Home equity loans	2,823	3,126
Vehicle loans	2,496	3,051
Other consumer loans	849	927
Commercial real estate loans	6,041	6,535
Commercial real estate - owner occupied	890	177
Commercial loans	3,421	2,780
Total loans 90 days or more past due	$22,333	24,591
Total real estate owned (REO)	$50	104
Total loans 90 days or more past due and REO	22,383	24,695
Total loans 90 days or more past due to net loans receivable	0.20%	0.22%
Total loans 90 days or more past due and REO to total assets	0.15%	0.17%
Nonperforming assets:
Nonaccrual loans - loans 90 days or more past due	19,881	21,894
Nonaccrual loans - loans less than 90 days past due	75,179	72,490
Loans 90 days or more past due still accruing	2,452	2,698
Total nonperforming loans	97,512	97,082
Total nonperforming assets	$97,562	97,186
Total nonaccrual loans to total loans	0.83%	0.83%

Allowance for Credit Losses

On an ongoing basis, the Credit Administration department, as well as loan officers and department heads, review and monitor the loan portfolio for problem loans. This portfolio monitoring includes a review of the monthly delinquency reports as well as historical comparisons and trend analysis. Personal and small business commercial loans are classified primarily by delinquency status. In addition, a meeting is held every quarter with each vertical to monitor the performance and status of commercial loans on an internal watch list. On an on-going basis, the loan officer, in conjunction with a portfolio manager, grades or classifies problem commercial loans or potential problem commercial loans based upon their knowledge of the lending relationship and other information previously accumulated. This rating is also reviewed independently by our Loan Review department on a periodic basis. Our loan grading system for problem commercial loans is consistent with industry regulatory guidelines which classifies loans as “substandard”, “doubtful” or “loss”. Loans that do not expose us to risk sufficient to warrant classification in one of the previous categories, but which possess some weaknesses, are designated as “special mention”. A “substandard” loan is any loan that is 90 days or more contractually delinquent or is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions or values, highly questionable and improbable. Loans classified as “loss” have all the weakness inherent in those classified as “doubtful” and are considered uncollectible.

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

We utilize a structured methodology each period when analyzing the adequacy of the allowance for credit losses and the related provision for credit losses, which the ACL Committee assesses regularly for appropriateness. As part of the analysis as of March 31, 2024, we considered the most recent economic conditions and forecasts available which incorporated the impact of material recent economic events. In addition, we considered the overall trends in asset quality, reserves on individually assessed loans, historical loss rates and collateral valuations. The ACL decreased by $346,000 to $125 million, or 1.09% of total loans at March 31, 2024 from $125 million, or 1.10% of total loans, at December 31, 2023. This decrease was primarily attributable to changes within our personal banking loan portfolio driven by improvements in economic forecasts, which was offset by growth within our commercial loan portfolio during the year.

Total classified loans remain low with a slight increase to $229 million at March 31, 2024 from $218 million at December 31, 2023. This increase was primarily within our commercial portfolio.

We also consider how the levels of nonaccrual loans and historical charge-offs have influenced the required amount of allowance for credit losses. Nonaccrual loans of $95 million at March 31, 2024, remained steady, increasing by $1 million, or 1%, from $94 million at December 31, 2023, or 0.83% of total loans receivable as of both period ends. As a percentage of average loans, annualized net charge-offs increased slightly to 0.16% for the quarter ended March 31, 2024 compared to 0.11% for the year ended December 31, 2023.

Comparison of Operating Results for the Quarters Ended March 31, 2024 and 2023

Net income for the quarter ended March 31, 2024 was $29 million, or $0.23 per diluted share, a decrease of $5 million, or 13%, from net income of $34 million, or $0.26 per diluted share, for the quarter ended March 31, 2023. The decrease in net income resulted primarily from a decrease in net interest income, partially offset by an increase in noninterest income. Net interest income decreased by $9 million, or 8%, and noninterest income increased $4 million, or 17%. Net income for the quarter ended March 31, 2024 represents annualized returns on average equity and average assets of 7.57% and 0.81%, respectively, compared to 9.11% and 0.97% for the same quarter last year. A further discussion of notable changes follows.

To make it easier to compare both the results across several periods and the yields on various types of earning assets (some taxable, some not), we present net interest income in the discussion below on a fully taxable equivalent “FTE basis” (i.e., as if all income were taxable and at the same rate). For example, $100 of tax-exempt income would be presented as $126, an amount that, if taxed at the statutory federal income tax rate of 21%, would yield $100. See the "Average Balance Sheet" for information regarding tax-equivalent adjustments and GAAP results.

Net Interest Income

Net Interest Income (FTE)
$113,256
$109,375
$109,258
$107,060
$104,095
3.46%
3.28%
3.23%
3.16%
3.10%
1Q23
2Q23
3Q23
4Q23
1Q24
Net interest income (FTE) (in thousands)
Net interest margin (FTE)

Net interest income (FTE) was $104 million for the quarter ended March 31, 2024 and net interest margin was 3.10%. Compared to the same quarter of the prior year, net interest income (FTE) decreased $9 million and net interest margin decreased by 36 basis points. The decrease in net interest income (FTE) and the net interest margin reflects higher interest-bearing deposit costs and a shift in funding mix to higher cost deposits and borrowings due to the higher interest rate environment. Partly offsetting the decline in net interest income and the net interest margin were higher earning asset balances and yields.

Average Loans
$10,887
$11,066
$11,191
$11,252
$11,345
4.63%
4.83%
5.01%
5.19%
5.33%
1Q23
2Q23
3Q23
4Q23
1Q24
Average loans (in millions)
Yield on average total loans

Average Investments
$2,294
$2,234
$2,117
$2,077
$2,051
1.80%
1.80%
1.80%
1.81%
1.83%
1Q23
2Q23
3Q23
4Q23
1Q24
Average investments (in millions)
Yield on average total investments

Average Deposits
$11,404
$11,421
$11,720
$11,796
$11,888
0.40%
0.77%
1.07%
1.37%
1.61%
1Q23
2Q23
3Q23
4Q23
1Q24
Average deposits (in millions)
Yield on average total deposits

Average Borrowings
$740
$837
$644
$548
$470
4.35%
4.89%
4.89%
4.94%
4.89%
1Q23
2Q23
3Q23
4Q23
1Q24
Average borrowings (in millions)
Yield on average total borrowings

Average loans receivable increased 4% from the quarter ended March 31, 2023 driven by commercial loans, which grew by $553 million, as we have continued to build-out our commercial lending verticals. Interest income on loans receivable increased by $26 million, or 21%, from the same quarter in prior year as the result of increases in both the average yield and the average balance on loans receivable. The average yield on loans receivable increased to 5.33% for the quarter ended March 31, 2024 due to the elevated market interest rates as well as a change in mix to higher yield loan products.

Average investments declined 11% from the first quarter of 2023 driven by the sale of investment securities during the prior year coupled with principal payments and maturities. Interest income on investment securities decreased by $1 million, or 8%, from the quarter ended March 31, 2023.

Average deposits grew 4% from the quarter ended March 31, 2023 driven by a $1.4 billion increase in our average time deposits due to customer preferences for this fixed maturity product type. This increase was partially offset by a decrease in money market balances as customers shifted balances into higher yielding time deposit accounts. Interest expense on deposits increased by $36 million primarily attributable to increases in the interest rates paid on deposit accounts as we continued competitively positioning our deposit products, as well as a change in mix to higher cost products.

Compared to the quarter ended March 31, 2023, average borrowings saw a 37% reduction, primarily attributable to the strategic pay-down of wholesale borrowings. This decrease was made possible by a substantial increase in cash reserves, resulting from a notable rise in the average balance of deposits, which also decreased interest expense on borrowings by $2 million.

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

	Quarter ended March 31,
	2024			2023
	Average balance	Interest	Avg. yield/ cost (h)	Average balance	Interest	Avg. yield/ cost (h)
Assets
Interest-earning assets:
Residential mortgage loans	$3,392,524	32,674	3.85%	$3,493,617	32,009	3.66%
Home equity loans	1,205,273	17,294	5.77%	1,284,425	16,134	5.09%
Consumer loans	2,033,620	25,033	4.95%	2,123,672	20,794	3.97%
Commercial real estate loans	2,999,224	43,425	5.73%	2,824,120	37,031	5.24%
Commercial loans	1,714,667	31,857	7.35%	1,161,298	18,353	6.32%
Loans receivable (a) (b) (d) (includes FTE adjustments of $712 and $576, respectively)	11,345,308	150,283	5.33%	10,887,132	124,321	4.63%
Mortgage-backed securities (c)	1,717,306	7,944	1.85%	1,909,676	8,537	1.79%
Investment securities (c) (d) (includes FTE adjustments of $145 and $216, respectively)	333,752	1,430	1.71%	384,717	1,761	1.83%
FHLB stock, at cost	32,249	607	7.57%	39,631	690	7.06%
Other interest-earning deposits	61,666	832	5.34%	38,324	423	4.41%
Total interest-earning assets (includes FTE adjustments of $857 and $792, respectively)	13,490,281	161,096	4.80%	13,259,480	135,732	4.15%
Noninterest-earning assets (e)	918,331			862,016
Total assets	$14,408,612			$14,121,496

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Savings deposits (g)	$2,122,035	5,036	0.95%	$2,198,988	690	0.13%
Interest-bearing demand deposits (g)	2,538,823	5,402	0.86%	2,612,883	951	0.15%
Money market deposit accounts (g)	1,961,332	7,913	1.62%	2,408,582	4,403	0.74%
Time deposits (g)	2,697,983	29,335	4.37%	1,293,609	5,194	1.63%
Borrowed funds (f)	469,697	5,708	4.89%	740,218	7,938	4.35%
Subordinated debentures	114,225	1,148	4.02%	113,870	1,148	4.03%
Junior subordinated debentures	129,597	2,459	7.51%	129,335	2,152	6.66%
Total interest-bearing liabilities	10,033,692	57,001	2.28%	9,497,485	22,476	0.96%
Noninterest-bearing demand deposits (g)	2,567,781			2,889,973
Noninterest-bearing liabilities	257,269			235,213
Total liabilities	12,858,742			12,622,671
Shareholders’ equity	1,549,870			1,498,825
Total liabilities and shareholders’ equity	$14,408,612			$14,121,496
Net interest income/Interest rate spread		104,095	2.52%		113,256	3.19%
Net interest-earning assets/Net interest margin	$3,456,589		3.10%	$3,761,995		3.46%
Ratio of interest-earning assets to interest- bearing liabilities	1.34X			1.40X
(a)Average gross loans includes loans held as available-for-sale and loans placed on nonaccrual status.
(b)Interest income includes accretion/amortization of deferred loan fees/expenses, which were not material.
(c)Average balances do not include the effect of unrealized gains or losses on securities held as available-for-sale.
(d)Interest income on tax-free investment securities and tax-free loans are presented on a FTE basis.
(e)Average balances include the effect of unrealized gains or losses on securities held as available-for-sale.
(f)Average balances include FHLB borrowings and collateralized borrowings.
(g)Average cost of deposits were 1.61% and 0.40%, respectively, average cost of interest-bearing deposits were 2.06% and 0.54%, respectively .
(h)Annualized. Shown on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax exempt loans and investments using the federal statutory rate applicable to each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. GAAP basis yields were: loans — 5.30% and 4.61%, respectively; investment securities — 1.54% and 1.61%, respectively; interest-earning assets — 4.78% and 4.13%, respectively. GAAP basis net interest rate spreads were 2.49% and 3.17%, respectively; and GAAP basis net interest margins were 3.08% and 3.44%, respectively.

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

	For the quarter ended March 31, 2024 vs. 2023
	Increase/(decrease) due to		Total increase/(decrease)
	Rate	Volume
Interest-earning assets:
Loans receivable	$19,893	6,069	25,962
Mortgage-backed securities	296	(889)	(593)
Investment securities	(112)	(219)	(331)
FHLB stock, at cost	56	(139)	(83)
Other interest-earning deposits	95	314	409
Total interest-earning assets	20,228	5,136	25,364

Interest-bearing liabilities:
Savings deposits	4,529	(183)	4,346
Interest-bearing demand deposits	4,609	(158)	4,451
Money market deposit accounts	5,314	(1,804)	3,510
Time deposits	8,871	15,270	24,141
Borrowed funds	1,057	(3,287)	(2,230)
Subordinated debt	(4)	4	—
Junior subordinated debentures	302	5	307
Total interest-bearing liabilities	24,678	9,847	34,525

Net change in net interest income	$(4,450)	(4,711)	(9,161)

Provision for Credit Losses

	1Q23	2Q23	3Q23	4Q23	1Q24
Provision for credit losses - loans (in thousands)	$4,870	6,010	3,983	3,801	4,234
Provision for credit losses - unfunded commitments (in thousands)	126	2,920	(2,981)	4,145	(799)
Annualized net charge-offs to average loans	0.08%	0.10%	0.13%	0.12%	0.16%

The provision for credit losses decreased by $2 million, or 31%, from the quarter ended March 31, 2023. This decrease included a $1 million decrease in the provision for credit losses - loans driven by changes in the economic forecasts reflected in our allowance for credit loss models, as well as a $1 million decrease in the provision for credit losses - unfunded commitments driven by the timing of origination and funding of commercial construction loans and lines of credit. Classified assets continue to remain low at $229 million, at March 31, 2024 from $209 million at March 31, 2023, or 2% of total loans as of both periods.

In determining the amount of the current period provision, we considered current and forecasted economic conditions, including but not limited to improvements in unemployment levels, expected economic growth, bankruptcy filings, and changes in real estate values and the impact of these factors on the quality of our loan portfolio and historical loss experience. We analyze the allowance for credit losses as described in the section entitled “Allowance for Credit Losses.” The provision that is recorded is sufficient, in our judgment, to bring this reserve to a level that reflects the current expected lifetime losses in our loan portfolio relative to loan mix, a reasonable and supportable economic forecast period and historical loss experience at March 31, 2024.

Noninterest Income

Breakdown of noninterest income for first quarter 2024

14%
5%
56%
25%
Service charges and fees
Trust and other financial services income
Income from bank-owned life insurance
Other noninterest income (a)

Noninterest income

$23,969
$29,797
$30,888
$29,169
$27,963
18%
22%
22%
22%
21%
1Q23
2Q23
3Q23
4Q23
1Q24
Noninterest income (in thousands)
Noninterest income to total revenue

(a) Other noninterest income includes the gain on sale of SBA loans, net gain on real estate owned, mortgage banking income, and other operating income. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Noninterest income increased by $4 million, or 17%, from the quarter ended March 31, 2023. This increase was primarily due to a $2 million, or 18%, increase in service charges and fees to $16 million for the quarter ended March 31, 2024 from $13 million for the quarter ended March 31, 2023 driven by commercial loan fees and deposit related fees based on customer activity in the current quarter as well as gain on sale of SBA loans and improvements in trust and other financial services income.

Noninterest Expense

Breakdown of noninterest expense for first quarter 2024

13%
5%
16%
57%
9%
Compensation and employee benefits
Premises and occupancy costs
Processing expenses
Professional services
Other expenses (a)

Noninterest expense (in thousands)
$87,450
$85,858
$87,570
$90,676
$90,024
1Q23
2Q23
3Q23
4Q23
1Q24

(a) Other noninterest expense includes office operations, collections expense, marketing expense, FDIC insurance expense, amortization of intangible assets, real estate owned expense, merger, asset disposition and restructuring expense, and other expenses. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Noninterest expense increased by $3 million, or 3%, from the quarter ended March 31, 2023. This increase was primarily attributable to an increase in compensation and employee benefits expense of $5 million, or 11%, to $52 million for the quarter ended March 31, 2024, from $47 million for the quarter ended March 31, 2023 driven primarily by the build out of the commercial business and related credit, risk management, and internal audit support functions. Partially offsetting this increase was a decrease in non-personnel expense related to a decline in merger, asset disposition and restructuring expense of $2 million, or 66%, as a result of the severance and fixed asset charges related to the branch optimization and personnel reduction incurred during the first quarter of the prior year.

Income Taxes

The provision for income taxes decreased by $1.7 million, or 17%, to $8.6 million for the quarter ended March 31, 2024 from $10.3 million for the quarter ended March 31, 2023. This decrease in income taxes was due primarily to a decrease in our income before taxes in the current year. We anticipate our effective tax rate to be between 22.0% and 24.0% for the year ending December 31, 2024.

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

The following table illustrates the simulated impact of a 100 bps, 200 bps or 300 bps upward or a 100 bps, 200 bps or 300 bps downward movement in interest rates on net income, return on average equity, earnings per share and market value of equity. This analysis was prepared assuming that interest-earning asset and interest-bearing liability levels at March 31, 2024 remain constant. The impact of the rate movements was computed by simulating the effect of an immediate and sustained shift in interest rates over a twelve-month period from March 31, 2024 levels.

	Increase			Decrease
Parallel shift in interest rates over the next 12 months	100 bps	200 bps	300 bps	100 bps	200 bps	300 bps
Projected percentage increase/(decrease) in net interest income	(1.7)%	(3.7)%	(5.7)%	(1.4%)	(6.2%)	(11.6%)
Projected percentage increase/(decrease) in net income	(4.0)%	(8.9)%	(13.8)%	(3.4%)	(15.1%)	(28.4%)
Projected increase/(decrease) in return on average equity	(3.9)%	(8.5)%	(13.3)%	(3.2%)	(14.5%)	(27.4%)
Projected increase/(decrease) in earnings per share	$(0.05)	$(0.10)	$(0.15)	$(0.04)	$(0.17)	$(0.31)
Projected percentage increase/(decrease) in market value of equity	(8.1%)	(16.5%)	(24.5%)	6.6%	8.7%	8.1%

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

Item 1A.    RISK FACTORS

Except as previously disclosed, there have been no material updates or additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

a)    Not applicable.
b)    Not applicable.
c)    On December 13, 2012, the Board of Directors approved a program that authorizes the repurchase of approximately 5,000,000 shares of common stock. This program does not have an expiration date. During the quarter ended March 31, 2024, there were no shares of common stock repurchased and there are a maximum of 2,261,130 remaining shares that can be purchased under the current repurchase program.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION

During the three months ended March 31, 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

Item 6.        EXHIBITS

10.1	Employment Agreement by and between Northwest Bank, Northwest Bancshares, Inc. and Douglas M. Schosser

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

NORTHWEST BANCSHARES, INC.
(Registrant)

Date:	May 3, 2024	By:	/s/ Louis J. Torchio
Louis J. Torchio
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	May 3, 2024	By:	/s/ Jeffrey J. Maddigan
Jeffrey J. Maddigan
Executive Vice President, Finance, Accounting and Corporate Treasurer
(Principal Accounting Officer)